Form 10-Q
period 1997-06-30
NEXTEL INTERNATIONAL INC
filed 1997-09-22
CIK 1037016

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                     OR

  [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                      COMMISSION FILE NUMBER 333-26649

                           NEXTEL INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                  WASHINGTON                                       91-167-1412
        (State or other jurisdiction of                          (I.R.S. Employer
        incorporation or organization)                         Identification No.)

  1191 SECOND AVENUE, SUITE 1600, SEATTLE, WA                         98101
   (Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (206) 749-8000

                           MCCAW INTERNATIONAL, LTD.
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days: Yes  [ ]        No  [X]

     Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:

                                                        Number of Shares Outstanding
                Title of Class                              on September 1, 1997
----------------------------------------------------------------------------------------------
          Common Stock, no par value                             36,500,000

     [THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF NEXTEL COMMUNICATIONS, INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).]

================================================================================

                           NEXTEL INTERNATIONAL, INC.

                                     INDEX

                                                                                           PAGE NO.
                                                                                           --------
PART I  FINANCIAL INFORMATION.
          Item 1.    Financial Statements -- Unaudited..................................       3
                     Condensed Consolidated Balance Sheets --
                       As of June 30, 1997 and December 31, 1996........................       3
                     Condensed Consolidated Statements of Operations --
                       For the Three Months Ended June 30, 1997 and 1996................       4
                     Condensed Consolidated Statements of Operations --
                       For the Six Months Ended June 30, 1997 and 1996..................       5
                     Condensed Consolidated Statement of Changes in Stockholder's
                       Equity --
                       For the Six Months Ended June 30, 1997...........................       6
                     Condensed Consolidated Statements of Cash Flows --
                       For the Six Months Ended June 30, 1997 and 1996..................       7
                     Notes to Condensed Consolidated Interim Financial Statements.......       8
          Item 2.    Management's Discussion and Analysis of Financial Condition and
                       Results of Operations............................................      12
PART II  OTHER INFORMATION.
          Item 1.    Legal Proceedings..................................................      18
          Item 4.    Submission of Matters to a Vote of Security Holders................      18
          Item 6.    Exhibits and Reports on Form 8-K...................................      18

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS -- UNAUDITED.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1997 AND DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)
                                   UNAUDITED

                                                                             1997        1996
                                                                           --------    --------
                                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents.............................................   $379,077    $ 53,029
  Marketable securities.................................................     69,962          --
  Accounts receivable, less allowance for doubtful accounts of $2,829
     and $0.............................................................      2,771         540
  Radios and accessories................................................      1,540         830
  Prepaid and other.....................................................      1,729         183
  Notes receivable......................................................         --       5,704
                                                                           --------    --------
     Total current assets...............................................    455,079      60,286
PROPERTY, PLANT AND EQUIPMENT, net......................................     22,088       8,703
INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES, at cost less equity in net
  loss..................................................................    166,827      98,982
INTANGIBLE ASSETS, net..................................................    259,339      10,878
INVESTMENTS AND OTHER ASSETS............................................     37,866      20,518
                                                                           --------    --------
                                                                           $941,199    $199,367
                                                                           ========    ========
                       LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
  Accounts payable, accrued expenses and other..........................   $ 17,309    $  5,819
  Due to parent.........................................................      1,763     152,783
                                                                           --------    --------
     Total current liabilities..........................................     19,072     158,602
DEFERRED INCOME TAXES...................................................     69,010       1,562
LONG-TERM DEBT..........................................................    506,170          --
                                                                           --------    --------
     Total liabilities..................................................    594,252     160,164
                                                                           --------    --------
MINORITY INTEREST.......................................................      4,341          --
STOCKHOLDER'S EQUITY
  Common stock (73,000,000 shares authorized, no par value, 36,500,000
     shares issued and outstanding).....................................    395,428      65,043
  Accumulated deficit...................................................    (56,890)    (28,741)
  Unrealized gain on investments........................................      4,068       2,901
                                                                           --------    --------
     Total stockholder's equity.........................................    342,606      39,203
                                                                           --------    --------
                                                                           $941,199    $199,367
                                                                           ========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   UNAUDITED

                                                                           1997          1996
                                                                        ----------    ----------
REVENUES.............................................................   $    2,504    $       --
OPERATING EXPENSES
  Costs and expenses related to revenues.............................          720            --
  Selling, general and administrative................................        6,245         2,030
  Depreciation and amortization......................................        4,110            13
                                                                        ----------    ----------
                                                                            11,075         2,043
                                                                        ----------    ----------
OPERATING LOSS.......................................................       (8,571)       (2,043)
                                                                        ----------    ----------
OTHER INCOME (EXPENSE)
  Interest income....................................................        6,168         1,300
  Interest expense...................................................      (16,762)           (1)
  Loss from equity method investments................................       (2,015)       (1,269)
  Other..............................................................          310             1
                                                                        ----------    ----------
                                                                           (12,299)           31
                                                                        ----------    ----------
MINORITY INTEREST....................................................          910            --
                                                                        ----------    ----------
LOSS BEFORE INCOME TAX BENEFIT (PROVISION)...........................      (19,960)       (2,012)
INCOME TAX BENEFIT (PROVISION).......................................        1,622          (439)
                                                                        ----------    ----------
NET LOSS.............................................................   $  (18,338)   $   (2,451)
                                                                        ==========    ==========
NET LOSS PER COMMON SHARE............................................   $    (0.50)   $    (0.07)
                                                                        ==========    ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING.................   36,500,000    36,500,000
                                                                        ==========    ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   UNAUDITED

                                                                           1997          1996
                                                                        ----------    ----------
REVENUES.............................................................   $    3,964    $       --
OPERATING EXPENSES
  Costs and expenses related to revenues.............................        1,478            --
  Selling, general and administrative................................       10,296         2,851
  Depreciation and amortization......................................        6,691            21
                                                                        ----------    ----------
                                                                            18,465         2,872
                                                                        ----------    ----------
OPERATING LOSS.......................................................      (14,501)       (2,872)
                                                                        ----------    ----------
OTHER INCOME (EXPENSE)
  Interest income....................................................        8,966         2,445
  Interest expense...................................................      (22,353)           (1)
  Loss from equity method investments................................       (3,882)       (2,539)
  Other..............................................................          153            (4)
                                                                        ----------    ----------
                                                                           (17,116)          (99)
                                                                        ----------    ----------
MINORITY INTEREST....................................................        1,347            --
                                                                        ----------    ----------
LOSS BEFORE INCOME TAX BENEFIT (PROVISION)...........................      (30,270)       (2,971)
INCOME TAX BENEFIT (PROVISION).......................................        2,121          (828)
                                                                        ----------    ----------
NET LOSS.............................................................   $  (28,149)   $   (3,799)
                                                                        ==========    ==========
NET LOSS PER COMMON SHARE............................................   $    (0.77)   $    (0.10)
                                                                        ==========    ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING.................   36,500,000    36,500,000
                                                                        ==========    ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                             (DOLLARS IN THOUSANDS)
                                   UNAUDITED

                                               COMMON STOCK                        UNREALIZED
                                          ----------------------    ACCUMULATED      GAIN ON
                                            SHARES       AMOUNT       DEFICIT      INVESTMENTS     TOTAL
                                          ----------    --------    -----------    -----------    --------
BALANCE, January 1, 1997...............   36,500,000    $ 65,043     $ (28,741)      $ 2,901      $ 39,203
Capital contributions from parent......                  315,585                                   315,585
Issuance of warrants in connection with
  private placement....................                   14,800                                    14,800
Unrealized gain on investments.........                                                1,167         1,167
Net loss...............................                                (28,149)                    (28,149)
                                          ----------    --------    -----------    -----------    --------
BALANCE, June 30, 1997                    36,500,000    $395,428     $ (56,890)      $ 4,068      $342,606
                                           =========    ========     =========      ========      ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)
                                   UNAUDITED

                                                                            1997         1996
                                                                          ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.............................................................   $ (28,149)   $ (3,799)
  Adjustment to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization.....................................       6,691          21
     Interest accretion on long-term debt..............................      21,558          --
     Loss from equity method investments...............................       3,882       2,539
     Deferred income taxes.............................................      (1,295)         --
     Minority interest.................................................      (1,347)         --
     Change in current assets and liabilities
       Accounts receivable.............................................         684          --
       Radios and accessories..........................................          34          --
       Prepaid and other...............................................      (2,418)       (497)
       Accounts payable, accrued expenses and other....................      (2,703)      3,481
       Other...........................................................       2,205         216
                                                                          ---------    --------
          Net cash provided by (used in) operating activities..........        (858)      1,961
                                                                          ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.................................................     (15,524)     (1,928)
  Purchase of marketable securities....................................     (69,962)         --
  Investments in unconsolidated subsidiaries...........................     (48,990)    (21,168)
  Other................................................................      (3,806)       (234)
                                                                          ---------    --------
          Net cash used in investing activities........................    (138,282)    (23,330)
                                                                          ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from (repayments to) parent, net..........................     (23,556)      1,433
  Capital contribution from parent.....................................       6,366      21,264
  Proceeds from issuance of warrants...................................      14,800          --
  Net proceeds from issuance of long-term debt.........................     467,578          --
                                                                          ---------    --------
          Net cash provided by financing activities....................     465,188      22,697
                                                                          ---------    --------
INCREASE IN CASH AND CASH EQUIVALENTS..................................     326,048       1,328
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.........................      53,029      85,302
                                                                          ---------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD...............................   $ 379,077    $ 86,630
                                                                          =========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                  DOLLARS IN THOUSANDS UNLESS OTHERWISE NOTED
                                   UNAUDITED

NOTE 1 -- BASIS OF PRESENTATION

     The condensed consolidated interim financial statements of Nextel International, Inc. (formerly McCaw International, Ltd.) and subsidiaries ("NII" or the "Company") included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. All adjustments made were normal recurring accruals.

     The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Exchange Offer Registration Statement on Form S-4 (Registration No. 333-26649), as amended, which was declared effective by the Commission on August 8, 1997. Operating results for the interim periods are not necessarily indicative of results for an entire year.

     Certain prior period amounts have been reclassified to conform with the current presentation.

NOTE 2 -- ACCOUNTING CHANGES

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"). SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information in interim reports. The Company will adopt SFAS 131 in 1998. The Company is currently evaluating the impact of SFAS 131 on its operating segment disclosures.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of financial statements. The Company will adopt SFAS 130. The Company is currently evaluating the impact of SFAS 130 on its reporting disclosures.

NOTE 3 -- SIGNIFICANT TRANSACTIONS

     MCCAW BRAZIL: On January 30, 1997, the Company's parent, Nextel Communications, Inc. ("NCI"), purchased 81% of the issued and outstanding capital stock of Wireless Ventures of Brazil, Inc. ("WVB") from Telcom Ventures, Inc. and affiliates (collectively "Telcom Ventures") in exchange for $186.3 million in NCI Class A Common Stock ("NCI Common Stock"). NCI's investment in WVB was simultaneously contributed to the Company, and the Company changed WVB's name to McCaw International (Brazil), Ltd. ("McCaw Brazil"). McCaw Brazil and its subsidiaries hold licenses for 1,700 channels and provide specialized mobile radio ("SMR") services in 23 cities in Brazil including Sao Paulo, Rio de Janeiro, Belo Horizonte, Curitiba, and Brasilia. Telcom Ventures has the right between October 31, 2001 and November 1, 2003, to require the Company to redeem their 19% interest in McCaw Brazil at fair market value as determined pursuant to an appraisal procedure. The Company is currently required to fund 100% of McCaw Brazil's capital requirements until April 30, 1999 when Telcom Ventures must either (i) contribute its pro rata share plus accrued interest or (ii) dilute its ownership interest. Dividends are declared at the discretion of McCaw Brazil's board of directors and are allocated based on the ownership percentages in effect at the date of declaration. No dividends have been declared to date.

     The total cost of the acquisition, which was accounted for as a purchase, was $187.2 million and exceeded the net liabilities of McCaw Brazil by $215.7 million, which was allocated to licenses and goodwill based on their preliminary estimated fair values and is being amortized over their estimated useful lives of 20 years.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

     MOBILCOM: In January 1997, NCI purchased additional common shares of Corporacion Mobilcom S.A. de C.V., a Mexican SMR operator ("Mobilcom") at a cost of $16.5 million, in exchange for shares of NCI Common Stock. Such interest was simultaneously contributed to the Company. In February 1997, Mobilcom shareholders approved a $27.0 million capital call (the "Mobilcom Capital Call"), and the Company funded its pro rata share (approximately $10.3 million) with a cash contribution. On April 16, 1997, the Company purchased additional shares of Mobilcom by funding the unsubscribed portion of the Mobilcom Capital Call (approximately $11.1 million), thereby increasing the Company's ownership interest to approximately 46.3%.

     Through a series of transactions from June 30, 1997 to August 31, 1997, the Company acquired additional shares of Mobilcom from shareholders that held a right to put (the "Mobilcom Put") the entire amount of their holding to the Company at its appraised fair market value. The transactions were consummated at an aggregate cost of $57.1 million and increased the Company's equity interest in Mobilcom to approximately 76.5%. As a result of such acquisitions, the Company is no longer subject to the rights formerly held by the Mobilcom Put holders.

     As the Mobilcom acquisitions resulted in the Company owning greater than 50% of the outstanding common stock of Mobilcom, the Company will consolidate the accounts of Mobilcom commencing on September 1, 1997 under the purchase method of accounting. The carrying amount of the Company's investment in Mobilcom as of August 31, 1997 totals approximately $152.3 million and exceeds the preliminary estimate of Mobilcom's net assets by $107.8 million The excess will be allocated to licenses and goodwill based on their estimated fair values and will be amortized over their estimated useful lives of 20 years.

     MCCAW ARGENTINA: On May 6, 1997, the Company contributed its 100% ownership interest in McCaw Argentina S.A. ("MCASA") into McCaw International (Argentina), Ltd. ("McCaw Argentina"), a joint venture between the Company and Wireless Ventures of Argentina, L.L.C. ("WVA"). WVA's contribution included all of the outstanding common stock of a paging company and two companies that own SMR licenses in Argentina. The Company has a 50% voting interest and shares equally in the profits and losses of the joint venture. Capital contributions are to be made equally unless otherwise agreed to by both the Company and WVA. Commencing on May 6, 1997, the Company is accounting for its investment in the joint venture under the equity method of accounting. Prior to May 6, 1997, the Company's consolidated financial statements included selling, general and administrative expenses related to MCASA totalling $772 and $415 for the six months ended June 30, 1997 and 1996 and $202 and $339 for the three months ended June 30, 1997 and 1996, respectively. Other results of operations related to MCASA were insignificant.

     INDONESIA: On August 15, 1997 the Company entered into an agreement to form a joint venture with PT Gunung Sewu Kencana, an Indonesian corporation ("GSK"), using PT Mitra Kencana Telekomunindo, an Indonesian corporation owned by GSK ("MKT"), as the joint venture company. MKT holds a provisional license for 80 SMR channels that can be converted by MKT, upon satisfaction of certain regulatory requirements, into an operating license whereby MKT will be entitled to provide SMR and ESMR services in the city of Jakarta and the regions of West Java, East Java and Bandar Lampung. Upon such deployment of services in accordance with the operating license, MKT will have the right to continue developing a national wireless communications network across Indonesia.

     Upon receiving the required regulatory approval to become a shareholder of MKT ("Ministry Approval"), which is expected to occur by March 31, 1998, the Company will acquire an equity interest in MKT representing 37.5% of the outstanding stock of MKT. Notwithstanding its 37.5% equity interest in MKT, the Company has agreed to fund 44% of the capital requirements of MKT in order to maintain its then-current ownership interest. Profits and losses are to be allocated and dividends are to be distributed based on the Company's 37.5% equity interest.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

     The Company has committed to loan MKT sufficient funds to meet 44% of the interim cash needs of MKT in advance of the receipt of Ministry Approval (the aggregate of such advances, the "MKT Loan"). The Company's share of such funds is currently estimated to be approximately $16 million through March 31, 1998. The Company is not obligated to provide funds to MKT after March 31, 1998 if Ministry Approval has not been obtained by such date. The MKT Loan is guaranteed by GSK.

     Upon receipt of Ministry Approval, the MKT Loan will be converted to equity and applied to the Company's initial capital contribution. If the Company does not receive Ministry Approval by March 31, 1998, the MKT Loan will be payable on demand together with interest accruing as of the date of demand. No interest will be payable on the MKT Loan if the Company converts such loan into an equity interest in MKT. Upon conversion of the MKT Loan into equity, the MKT Loan will be extinguished and the Company will account for its investment in MKT under the equity method of accounting.

     The following summarized pro forma (unaudited) information assumes the McCaw Brazil, Mobilcom and McCaw Argentina transactions had occurred on January 1, 1996.

                                                                      SIX MONTHS ENDED
                                                               ------------------------------
                                                               JUNE 30, 1997    JUNE 30, 1996
                                                               -------------    -------------
        Revenues............................................    $     8,968      $    10,058
                                                                 ==========       ==========
        Net loss............................................    $   (31,127)     $   (17,827)
                                                                 ==========       ==========
        Net loss per share..................................    $     (0.85)     $     (0.49)
                                                                 ==========       ==========
        Weighted average shares outstanding.................     36,500,000       36,500,000
                                                                 ==========       ==========

     The above amounts consolidate the historical results of McCaw Brazil and Mobilcom prior to the acquisitions and reflect adjustments for the recognition of the minority ownership interests and the amortization of licenses and goodwill. Additionally, the above amounts combine the historical results of MCASA and WVA under the equity method of accounting as if the McCaw Argentina joint venture had occurred on January 1, 1996. The pro forma information is not necessarily indicative of the results that would actually have occurred had the transactions been consummated on the dates indicated, nor are they necessarily indicative of future operating results of the Company.

NOTE 4 -- INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

     Investments where the Company has the ability to exercise significant influence over operating and financial policies and possesses a voting interest of 50% or less are accounted for under the equity method. The Company's equity in net loss of its only significant equity investee (Mobilcom) was $931 and $1,269 for the three months ended June 30, 1997 and 1996, and $2,736 and $2,539 for the six months ended June 30, 1997 and 1996, respectively. The Company's equity in net loss of Mobilcom differs from its proportionate share of its reported net income in the table below primarily due to the amortization of the excess purchase price over net assets acquired. Commencing September 1, 1997, the Company will consolidate the accounts of Mobilcom. See Note 3, "Significant Transactions." Condensed operating results for Mobilcom are as follows:

                                                   THREE MONTHS ENDED     SIX MONTHS ENDED
                                                        JUNE 30               JUNE 30
                                                   ------------------    ------------------
                                                    1997       1996       1997       1996
                                                   ------     -------    -------    -------
        Mobilcom
          Revenues..............................   $2,270     $ 1,345    $ 3,926    $ 2,566
          Operating income (loss)...............      591        (849)    (1,363)    (2,800)
          Net income (loss).....................      403      (2,433)    (1,941)    (5,668)

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 5 -- COMPANY FINANCING

     LONG-TERM DEBT: In March 1997, the Company completed a private placement of 951,463 units yielding approximately $482.0 million in net proceeds. Each unit is comprised of a 10-year senior discount note and a detachable warrant to purchase 0.38748 shares of the Company's common stock. The notes have a 13% yield to maturity, are noncallable for five years, and require no interest payments for the first five years. The warrants are exercisable at a price of $9.99 per share and entitle the holders to purchase, in the aggregate, approximately 1% of the Company's common stock on a fully-diluted basis.

     PHILIPPINES FINANCING: In June 1997, Infocom Communication Network, Inc. ("Infocom") and Motorola, Inc. ("Motorola") entered into an equipment financing agreement (the "Philippines Motorola Financing"), pursuant to which Motorola provided up to $15 million of vendor financing to Infocom. The Philippines Motorola Financing provides for a maturity of two years and an annual interest rate of LIBOR plus 506 basis points. Pursuant to the Philippines Motorola Financing the loans are secured by a first-priority lien on substantially all of Infocom's assets and a pro rata guarantee of such financing by each of Infocom's shareholders, including the Company.

NOTE 6 -- STOCKHOLDER'S EQUITY

     As a result of approval by the Company's Board of Directors on August 15, 1997, the total number of shares of authorized stock was increased from 20 million to 73 million and a 3.65-for-1 stock split was effective as of August 25, 1997. All share and per share data presented reflect this stock split. The number of shares of common stock outstanding increased from 10,000,000 to 36,500,000 immediately after the stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW.

     The following is a discussion of the condensed consolidated financial condition and results of operations of Nextel International, Inc. ("Nextel International" or the "Company"), an indirectly wholly owned subsidiary of Nextel Communications, Inc. ("Nextel Communications"), for the six-month periods ended June 30, 1996 and 1997. The Company changed its name from McCaw International, Ltd. to Nextel International, Inc. effective as of September 1, 1997.

     The Company currently provides wireless communications services in the four largest cities in Latin America and two of the largest cities in Asia, primarily utilizing specialized mobile radio ("SMR") channels in its licensed service areas. The wireless services companies in which the Company holds interests operate in markets covering approximately 230 million people, approximately 120 million of which are in Latin America. Nextel International, through its operating subsidiaries, is the largest SMR service provider in Brazil and Mexico, and holds the largest SMR channel position in Argentina.

     The Company's strategy is to focused on leveraging its analog dispatch or SMR channel positions in its principal markets and using Nextel Communication's experience and supplier relationships to upgrade its services from analog dispatch to digital enhanced specialized mobile services ("ESMR"). The upgrade to digital networks will allow the Company to increase capacity significantly and to offer additional services and features such as enhanced dispatch (group calling and instant conferencing), high-quality telephone interconnect and text messaging. The Company intends to upgrade its analog SMR networks to digital ESMR networks using the integrated Digital Enhanced Network ("iDEN") technology developed by Motorola, Inc. ("Motorola") and deployed by Nextel Communications in certain of its markets. The Company also continues to assess additional opportunities to enter into new markets, particularly in Latin American and Asia.

     The Company owns interests in and actively participates in the management of wireless communications services companies in Brazil, Argentina, Mexico and the Philippines. In addition, the Company currently has a contractual right through its Chinese joint venture to receive 25.2% of the profits generated by a Global System for Mobile communications ("GSM") network in Shanghai, China (the "Shanghai GSM System") and has a 3.7% interest in Clearnet Communications Inc., a Canadian wireless communications services company. The wireless services companies in which the Company holds interests or a contractual right are referred to herein as the "Operating Companies." Additionally, upon formation of the Indonesian joint venture company described below, the Company will hold a 37.5% equity interest in an SMR operator in Indonesia.

RECENT EVENTS AND DEVELOPMENTS

     MEXICO. From June 1997 to August 1997, the Company increased its equity interest in its Mexican subsidiary, Corporacion Mobilcom S.A. de C.V. ("Mobilcom"), by purchasing all of the shares owned by certain then-current shareholders of Mobilcom for an aggregate purchase price of approximately $57.1 million. As a result of such transactions, the Company's equity interest in Mobilcom increased from approximately 46.3% to approximately 76.5%.

     INDONESIA. On August 15, 1997 the Company entered into an agreement to form a joint venture with PT Gunung Sewu Kencana, an Indonesian corporation ("GSK"), using PT Mitra Kencana Telekomunindo, an Indonesian corporation owned by GSK ("MKT"), as the joint venture company. MKT holds a provisional license for 80 SMR channels that can be converted by MKT, upon satisfaction of certain regulatory requirements, into an operating license whereby MKT will be entitled to provide SMR and ESMR services in the city of Jakarta and the regions of West Java, East Java and Bandar Lampung. Upon such deployment of services in accordance with the operating license, MKT will have the right to continue developing a national wireless communications network across Indonesia.

     Upon receiving the required regulatory approval to become a shareholder of MKT ("Ministry Approval"), which is expected to occur by March 31, 1998, the Company will acquire an equity interest in MKT representing 37.5% of the outstanding stock of MKT. Notwithstanding its 37.5% equity interest in MKT, the Company has agreed to fund 44% of the capital requirements of MKT in order to maintain its then-current ownership interest. Profits and losses are to be allocated and dividends are to be distributed based on the Company's 37.5% equity interest.

     The Company has committed to loan MKT sufficient funds to meet 44% of the interim cash needs of MKT in advance of the receipt of Ministry Approval (the aggregate of such advances, the "MKT Loan"). The Company's share of such funds is currently estimated to be approximately $16 million through March 31, 1998. The Company is not obligated to provide funds to MKT after March 31, 1998 if Ministry Approval has not been obtained by such date. The MKT Loan is guaranteed by GSK.

     Upon receipt of Ministry Approval, the MKT Loan will be converted to equity and applied to the Company's initial capital contribution. If the Company does not receive Ministry Approval by March 31, 1998, the MKT Loan will be payable on demand together with interest accruing as of the date of demand. No interest will be payable on the MKT Loan if the Company converts such loan into an equity interest in MKT.

     CAPITAL CHANGES. In August 1997, the Company increased the number of authorized shares of common stock from 20 million to 73 million and effected a 3.65-for-1 stock split. The number of shares of the Company's common stock outstanding immediately following such stock split was 36,500,000.

RESULTS OF OPERATIONS.

     Six Months Ended June 30, 1997 vs. Six Months Ended June 30, 1996

     The Company acquired McCaw International (Brazil), Ltd. ("McCaw Brazil") on January 30, 1997 and commenced commercial SMR operations in Argentina in February 1997. Accordingly, there were no revenues or costs and expenses related to revenues in the six months ended June 30, 1996. For the first six months of 1997, substantially all of the revenues and costs and expenses related to revenues result from the five months of McCaw Brazil's SMR operations included in the Company's consolidated financial statements.

     Selling, general and administrative expenses increased $7.4 million to $10.3 million for the six months ended June 30, 1997 from $2.9 million for the six months ended June 30, 1996. The increase is primarily attributable to $7.3 million of expenses from the McCaw Brazil operations which have been included in the Company's consolidated results of operations commencing January 30, 1997.

     Depreciation and amortization expense totaled $6.7 million for the six months ended June 30, 1997. The amount is primarily attributable to depreciation and amortization expense of approximately $6.2 million related to McCaw Brazil. The remaining amount is due to the depreciation of assets associated with the corporate oversight function and the amortization of licenses in Argentina which commenced commercial operations in February, 1997. No significant depreciation and amortization expense was recognized during the six months ended June 30, 1996.

     Interest income increased $6.6 million to $9.0 million for the six months ended June 30, 1997 from $2.4 million for the six months ended June 30, 1996. The increase was primarily attributable to income recognized on the investment of the net proceeds from the Company's issuance in March 1997 of units consisting of senior discount notes due 2007 and detachable warrants to purchase up to 1% of the Company's outstanding common stock (the "Units Issuance").
See -- "Liquidity and Capital Resources."

     Interest expense of $22.4 million was recognized during the six months ended June 30, 1997 of which $21.6 million represented interest accretion on the long-term debt associated with the Units Issuance and amortization of associated debt issue costs. Additionally, McCaw International (CANMEX), Ltd. ("Canmex"), a wholly owned subsidiary of the Company recognized $0.4 million of interest on a note payable to the Company's parent, and McCaw Brazil incurred approximately $0.4 million of interest on short term borrowings. No interest expense was recognized during the six months ended June 30, 1996.

     Loss from equity method investments increased $1.4 million to $3.9 million for the six months ended June 30, 1997 from $2.5 million for the six months ended June 30, 1996. The increase was primarily attributable to approximately $0.8 million in losses associated with the Company's investment in McCaw

International (Argentina), Ltd. ("McCaw Argentina"), which has been accounted for under the equity method since May 6, 1997. The remaining increase can be attributed to $0.4 million of losses from the Company's 30% equity interest in Infocom Communications Network, Inc. ("Infocom") which was acquired in June 1996 and a $0.2 increase in the amount of loss recognized in connection with the Company's investment in Mobilcom.

     Minority interest in the net loss of McCaw Brazil totaled $1.3 million during the six months ended June 30, 1997. The amount is attributable to the minority shareholder's interest in McCaw Brazil subsequent to the acquisition of an 81% interest by the Company on January 30, 1997.

     The Company recognized an income tax benefit of $2.1 million during the six months ended June 30, 1997 compared to an income tax provision of $0.8 million during the six months ended June 30, 1996. The income tax benefit recognized during the six months ended June 30, 1997 was primarily attributable to net operating losses of Brazil allowed to be recognized due to the existence of Brazilian taxable temporary differences. The income tax expense recognized for the six months ended June 30, 1996 was primarily attributable to the taxes associated with Canmex's interest income.

     THREE MONTHS ENDED JUNE 30, 1997 VS. THREE MONTHS ENDED JUNE 30, 1996

     The Company acquired McCaw Brazil on January 30, 1997 and commenced commercial SMR operations in Argentina in February 1997. Accordingly, there were no revenues or costs and expenses related to revenues in the three months ended June 30, 1996. For the second quarter of 1997, substantially all of the revenues and costs and expenses related to revenues result from the McCaw Brazil SMR operations included in the Company's consolidated financial statements.

     Selling, general and administrative expenses increased $4.2 million to $6.2 million for the three months ended June 30, 1997 from $2.0 million for the three months ended June 30, 1996. The increase is primarily attributable to the expenses from the McCaw Brazil operations which have been included in the Company's consolidated results of operations commencing January 30, 1997.

     Depreciation and amortization expense totaled $4.1 million for the three months ended June 30, 1997. The amount is primarily attributable to depreciation and amortization expense of approximately $3.8 million related to McCaw Brazil. The remaining amount is due to the depreciation of assets associated with the corporate oversight function and the amortization of licenses in Argentina which commenced commercial operations in February 1997. No significant depreciation and amortization expense was recognized during the three months ended June 30, 1996.

     Interest income increased $4.9 million to $6.2 million for the three months ended June 30, 1997 from $1.3 million for the three months ended June 30, 1996. The increase was primarily attributable to income recognized on the investment of the proceeds from the Units Issuance.

     Interest expense of $16.8 million was recognized during the three months ended June 30, 1997 of which $16.4 million represented accretion on the long-term debt associated with the Units Issuance and amortization of debt issue costs. Additionally, McCaw Brazil incurred approximately $0.4 million of interest on short term borrowings. No interest expense was recognized during the three months ended June 30, 1996.

     Loss from equity method investments increased $0.7 million to $2.0 million for the three months ended June 30, 1997 from $1.3 million for the three months ended June 30, 1996. The increase was primarily attributable to approximately $0.8 million in losses associated with the Company's investment in McCaw Argentina, which has been accounted for under the equity method since May 6, 1997.

     Minority interest in the net loss of McCaw Brazil totaled $0.9 million during the three months ended June 30, 1997. The amount is attributable to the minority shareholder's interest in McCaw Brazil subsequent to the acquisition of an 81% interest in McCaw Brazil by the Company on January 30, 1997.

     The Company recognized an income tax benefit of $1.6 million during the three months ended June 30, 1997 compared to an income tax provision of $0.4 million during the three months ended June 30, 1996. The income tax benefit recognized during the three months ended June 30, 1997 was primarily attributable to net operating losses of Brazil allowed to be recognized due to the existence of Brazilian taxable temporary differences. The income tax expense recognized for the three months ended June 30, 1996 was primarily attributable to the taxes associated with Canmex's interest income.

LIQUIDITY AND CAPITAL RESOURCES.

     The Company has incurred historical net losses of approximately $56.9 million since inception through June 30, 1997. These losses result from expenditures required for the design, development and build-out of the Company's wireless communications networks and associated activities and interest accretion on the long-term debt associated with the Units Issuance.

     Net cash used by operating activities for the six months ended June 30, 1997 equaled $0.9 million. Net cash used by investing activities for the six months ended June 30, 1997 equaled $138.3 million. Net cash provided by financing activities for the six months ended June 30, 1997 equaled $465.2 million. Working capital as of June 30, 1997 increased to $436.1 million compared to a negative $98.3 million at December 31, 1996. The cash used by investing activities primarily represented investments in the Operating Companies to fund the build-out of the Company's ESMR networks and acquire additional equity ownership interests. The cash provided by financing activities and the increase in working capital are primarily a result of the Company receiving approximately $482.0 million of net proceeds from the Units Issuance. As a result of the above activities, cash and cash equivalents increased approximately $326.0 million during the six months ended June 30, 1997.

     The Company expects to continue to incur increasing losses and negative operating cash flows as it continues to build-out and upgrade its existing wireless communications networks. Through March 3, 1997, funds necessary to finance the Company's activities were provided to the Company primarily by its parent company (which is an unrestricted subsidiary of Nextel Communications), in the form of equity contributions. The Company's parent company is not obligated to provide any additional funding to the Company. For the next several years, the Company anticipates using its existing cash and investments and externally generated funds from debt and equity sources as discussed below to cover future needs, including the design, implementation and operation of the Company's ESMR networks and the acquisition of additional equity interests in the Operating Companies. Additionally, the Company is considering expanding its operations into other markets through investments in unaffiliated companies.

     In November 1996, Nextel, Nextel International and Motorola entered into a binding memorandum of understanding (the "Motorola MOU") regarding the terms of financing to be provided by Motorola to fund the purchase of Motorola equipment by the Operating Companies other than Clearnet (the "Motorola Financing"). Under the Motorola MOU, the significant terms of which are more fully described in the Company's Exchange Offer Registration Statement on Form S-4, as amended (Registration No. 333-26649), Motorola agreed to provide an aggregate of up to $400 million in vendor financing to Nextel Communications and Nextel International for the worldwide purchase of iDEN equipment and services and ancillary products (such as switches). In March 1997, Motorola and Nextel entered into a term sheet increasing the maximum worldwide vendor financing available to Nextel and Nextel International to $650 million, with a maximum non-U.S. amount outstanding of $400 million, subject to certain per country limits as agreed to in the Motorola MOU. The terms of any borrowings under the Motorola Financing are subject to negotiation and execution of definitive agreements. The availability of borrowings pursuant to the Motorola Financing are expected to be subject to certain conditions, and there can be no assurance that such conditions will be met. In July 1997, in accordance with the Motorola MOU, Infocom and Motorola entered into an equipment financing agreement (the "Philippines Motorola Financing"), pursuant to which Motorola will provide up to $15 million of vendor financing to Infocom.

     Any amounts available to be borrowed by the Operating Companies under the Motorola Financing will be reduced by any amounts borrowed by Nextel and its subsidiaries other than the Company and the Operating Companies. Nextel has committed to the Company that at least $95 million of the Motorola Financing will be available to the Company. As of June 30, 1997, Nextel had borrowed $50 million pursuant to the Motorola Financing. Accordingly, there can be no assurance that more than $95 million of the Motorola

Financing will be available to fund the Operating Companies' equipment purchases. In addition, to the extent total amounts outstanding under the Motorola Financing to Nextel and its subsidiaries, including the Company and the Operating Companies (other than Clearnet), plus requests for additional financing under the Motorola Financing by Nextel and its subsidiaries other than the Company and the Operating Companies would exceed $400 million, Nextel International is required to repay or cause to be repaid sufficient borrowings such that after giving effect to such repayment, the total amount of loans outstanding from Motorola to Nextel and its subsidiaries, including the Company and the Operating Companies (other than Clearnet), will not exceed $400 million (any such repayment is referred to as a "Forced Repayment"). Nextel has agreed with the Company not to cause a Forced Repayment.

     The Company expects approximately $220 million of the capital expenditures for equipment will be funded at the Operating Company level through the Motorola Financing. However, the amount of borrowings under the Motorola Financing that Nextel has agreed to make available to the Company is limited to $95 million. Based on discussions with Nextel and Motorola, the Company believes that it will be able to obtain sufficient funding under the Motorola Financing, together with other funding sources, to meet its current business plan.

     The Company believes that its current available cash and cash equivalents, together with borrowings expected to be available under existing and proposed vendor financing, including the Motorola Financing, will be sufficient to fund the cash needs of the Company's current operations, including the planned expansion of its existing operations, but excluding any additional investments or acquisitions, through the end of fiscal year 1999. Thereafter, the Company may require substantial additional capital. If the Company's plans or assumptions change, if its assumptions prove to be inaccurate, if it consummates additional investments or acquisitions, if it experiences unanticipated costs or competitive pressures, or if the Company's available cash and cash equivalents, together with the proceeds of any borrowings under the Motorola Financing or other sources identified above, otherwise prove to be insufficient, the Company may be required to seek additional capital sooner than currently anticipated. The Company may seek to raise such additional capital from public or private equity or debt sources. There can be no assurance that the Company will be able to raise such capital on satisfactory terms, if at all. See "-- Forward-Looking Statements."

     In the future, the Company may consider obtaining financing from various other sources, including capital contributions from Nextel Communications in the form of cash or Nextel Communications common stock, vendor financing provided by equipment suppliers, project financing from commercial banks and international agencies such as International Finance Corporation and Overseas Private Investment Corporation, bank lines of credit and sales of equity and debt issued by the Operating Companies and/or the Company. Nextel Communications has no obligation to provide any such financing and to the extent the Company issues debt, its leverage and debt service obligations will increase. There can be no assurance that the Company will be able to raise such capital on satisfactory terms, if at all. See "-- Forward-Looking Statements."

FORWARD-LOOKING STATEMENTS.

     "SAFE HARBOR" STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. A number of the matters and subject areas discussed in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not historical or current facts deal with potential future circumstances and developments. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may materially differ from the Company's actual future experience involving any one or more of such matters and subject areas. The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experiences and results to differ from the Company's current expectations regarding the relevant matter or subject area. The operation and results of the Company's wireless communications business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified elsewhere in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" section, including, but not limited to, general economic conditions in the countries where the Company operates and those that the Company is targeting for its wireless communications services, the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet the Company's service deployment and marketing plans and customer demand, the successful deployment of the iDEN technology, the ability to achieve market penetration and average subscriber revenue levels sufficient to provide financial viability to the Company's wireless communications business, the Company's ability to timely and successfully accomplish required scale-up of its billing, customer care and similar back-room operations to keep pace with customer growth and increased system usage, access to sufficient debt or equity capital to meet the Company's operating and financial needs, the quality and price of similar or comparable wireless communications services offered or to be offered by the Company's competitors, including providers of cellular and personal communications services, future legislative or regulatory actions in the countries where the Company operates relating to SMR services, other wireless communications services or telecommunications generally and other risks and uncertainties described from time to time in the Company's reports filed with the Commission.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

     The Company is not currently involved in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On August 20, 1997, the Company's sole shareholder approved the following actions by written consent in lieu of a special meeting:

          (a) amendment of the Company's articles of incorporation to change the name of the Company from McCaw International, Ltd. to Nextel International, Inc. effective September 1, 1997.

          (b) increase in the number of authorized shares of common stock from 20,000,000 to 73,000,000 shares.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) List of Exhibits.

EXHIBIT NO.                                   EXHIBIT DESCRIPTION
-----------    ---------------------------------------------------------------------------------
     3.1       Restated Articles of Incorporation of the Company.
     27*       Financial Data Schedule.

---------------
* Submitted only with the electronic filing of this document with the Commission pursuant to Regulation S-T under the Securities Act of 1933, as amended.

     (b) Reports on Form 8-K.

         None.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NEXTEL INTERNATIONAL, INC.

                                          By:      /s/ DAVID E. ROSTOV
                                            ------------------------------------
September 19, 1997                                    David E. Rostov
                                                 Senior Vice President and
                                                  Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NO.                                   EXHIBIT DESCRIPTION
-----------    ---------------------------------------------------------------------------------
     3.1       Restated Articles of Incorporation of the Company.
     27*       Financial Data Schedule.

---------------
* Submitted only with the electronic filing of this document with the Commission pursuant to Regulation S-T under the Securities Act of 1933, as amended.