Form 10-Q
period 1997-09-30
NEXTEL INTERNATIONAL INC
filed 1997-11-14
CIK 1037016

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

/X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
             OF 1934

                     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                             OR

/ /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
             ACT OF 1934

                        COMMISSION FILE NUMBER 333-26649

                            ------------------------

                           NEXTEL INTERNATIONAL, INC.

             (Exact name of registrant as specified in its charter)

              WASHINGTON                               91-167-1412
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                 Identification No.)

   1191 SECOND AVENUE, SUITE 1600,                        98101
             SEATTLE, WA                                (Zip Code)
   (Address of principal executive
               offices)

       Registrant's telephone number, including area code: (206) 749-8000

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

    Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:

                                               NUMBER OF SHARES OUTSTANDING
            TITLE OF CLASS                         ON NOVEMBER 1, 1997
--------------------------------------    --------------------------------------
      Common Stock, no par value                        36,500,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           NEXTEL INTERNATIONAL, INC.
                                     INDEX

                                                                                                            PAGE NO.
                                                                                                          -------------
PART I FINANCIAL INFORMATION.

  Item 1. Financial Statements--Unaudited...............................................................            3

    Condensed Consolidated Balance Sheets--As of September 30, 1997 and December 31, 1996...............            3

    Condensed Consolidated Statements of Operations--For the Three Months Ended September 30, 1997 and
     1996...............................................................................................            4

    Condensed Consolidated Statements of Operations--For the Nine Months Ended September 30, 1997 and
     1996...............................................................................................            5

    Condensed Consolidated Statement of Changes in Stockholder's Equity--For the Nine Months Ended
     September 30, 1997.................................................................................            6

    Condensed Consolidated Statements of Cash Flows--For the Nine Months Ended September 30, 1997 and
     1996...............................................................................................            7

    Notes to Condensed Consolidated Interim Financial Statements........................................            8

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.........           14

PART II OTHER INFORMATION.

  Item 1. Legal Proceedings.............................................................................           21

  Item 6. Exhibits and Reports on Form 8-K..............................................................           21

                                     PART I

ITEM 1. FINANCIAL STATEMENTS--UNAUDITED.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)
                                   UNAUDITED

                                                                                              1997         1996
                                                                                          ------------  ----------
                                                      ASSETS

CURRENT ASSETS
  Cash and cash equivalents.............................................................  $    294,430  $   53,029
  Marketable securities.................................................................        85,121      --
  Accounts receivable, less allowance for doubtful accounts of $3,581 and $0............         3,698         540
  Radios and accessories................................................................         1,588         830
  Prepaid and other.....................................................................         7,713         183
  Notes receivable......................................................................         2,484       5,704
                                                                                          ------------  ----------
    Total current assets................................................................       395,034      60,286
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $1,197
  and $59...............................................................................        86,693       8,703
INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES, at cost less equity in net loss..............        67,116      98,982
INTANGIBLE ASSETS, net of accumulated amortization of $8,551 and $0.....................       480,050      10,878
INVESTMENTS AND OTHER ASSETS............................................................        45,687      20,518
                                                                                          ------------  ----------
                                                                                          $  1,074,580  $  199,367
                                                                                          ------------  ----------
                                                                                          ------------  ----------
                                       LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Accounts payable, accrued expenses and other..........................................  $     53,946  $    5,819
  Due to parent.........................................................................       --          152,783
  Notes payable and current portion of long-term debt...................................         6,973      --
                                                                                          ------------  ----------
    Total current liabilities...........................................................        60,919     158,602
DEFERRED INCOME TAXES...................................................................       127,696       1,562
LONG-TERM DEBT..........................................................................       530,600      --
                                                                                          ------------  ----------
    Total liabilities...................................................................       719,215     160,164
                                                                                          ------------  ----------
MINORITY INTEREST.......................................................................        28,063      --
STOCKHOLDER'S EQUITY....................................................................
  Common stock (73,000,000 shares authorized, no par value, 36,500,000 shares issued and
    outstanding)........................................................................       395,428      65,043
  Accumulated deficit...................................................................       (77,511)    (28,741)
  Unrealized gain on investments........................................................         9,385       2,901
                                                                                          ------------  ----------
    Total stockholder's equity..........................................................       327,302      39,203
                                                                                          ------------  ----------
                                                                                          $  1,074,580  $  199,367
                                                                                          ------------  ----------
                                                                                          ------------  ----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   UNAUDITED

                                                                                         1997           1996
                                                                                     -------------  -------------
REVENUES...........................................................................  $       3,085  $    --
OPERATING EXPENSES
  Costs and expenses related to revenues...........................................            753       --
  Selling, general and administrative..............................................          7,350          3,445
  Depreciation and amortization....................................................          4,656             30
                                                                                     -------------  -------------
                                                                                            12,759          3,475
                                                                                     -------------  -------------
OPERATING LOSS.....................................................................         (9,674)        (3,475)
                                                                                     -------------  -------------
OTHER INCOME (EXPENSE)
  Interest income..................................................................          6,079            910
  Interest expense, net............................................................        (16,761)      --
  Loss from equity method investments..............................................         (2,448)        (1,491)
  Other............................................................................            (13)             3
                                                                                     -------------  -------------
                                                                                           (13,143)          (578)
                                                                                     -------------  -------------
MINORITY INTEREST..................................................................            900       --
                                                                                     -------------  -------------
LOSS BEFORE INCOME TAX BENEFIT (PROVISION).........................................        (21,917)        (4,053)
INCOME TAX BENEFIT (PROVISION).....................................................          1,296           (294)
                                                                                     -------------  -------------
NET LOSS...........................................................................  $     (20,621) $      (4,347)
                                                                                     -------------  -------------
                                                                                     -------------  -------------
NET LOSS PER COMMON SHARE..........................................................  $       (0.57) $       (0.12)
                                                                                     -------------  -------------
                                                                                     -------------  -------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING...............................     36,500,000     36,500,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   UNAUDITED

                                                                                         1997           1996
                                                                                     -------------  -------------
REVENUES...........................................................................  $       7,049  $    --
OPERATING EXPENSES
  Costs and expenses related to revenues...........................................          2,231       --
  Selling, general and administrative..............................................         17,646          6,296
  Depreciation and amortization....................................................         11,347             51
                                                                                     -------------  -------------
                                                                                            31,224          6,347
                                                                                     -------------  -------------
OPERATING LOSS.....................................................................        (24,175)        (6,347)
                                                                                     -------------  -------------
OTHER INCOME (EXPENSE)
  Interest income..................................................................         15,045          3,355
  Interest expense, net............................................................        (39,114)            (1)
  Loss from equity method investments..............................................         (6,330)        (4,030)
  Other............................................................................            140             (1)
                                                                                     -------------  -------------
                                                                                           (30,259)          (677)
                                                                                     -------------  -------------
MINORITY INTEREST..................................................................          2,247       --
                                                                                     -------------  -------------
LOSS BEFORE INCOME TAX BENEFIT (PROVISION).........................................        (52,187)        (7,024)
INCOME TAX BENEFIT (PROVISION).....................................................          3,417         (1,122)
                                                                                     -------------  -------------
NET LOSS...........................................................................  $     (48,770) $      (8,146)
                                                                                     -------------  -------------
                                                                                     -------------  -------------
NET LOSS PER COMMON SHARE..........................................................  $       (1.34) $       (0.22)
                                                                                     -------------  -------------
                                                                                     -------------  -------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING...............................     36,500,000     36,500,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                             (DOLLARS IN THOUSANDS)
                                   UNAUDITED

                                                        COMMON STOCK                      UNREALIZED
                                                  ------------------------  ACCUMULATED     GAIN ON
                                                     SHARES       AMOUNT      DEFICIT     INVESTMENTS    TOTAL
                                                  ------------  ----------  ------------  -----------  ----------
BALANCE, January 1, 1997........................    36,500,000  $   65,043   $  (28,741)   $   2,901   $   39,203
Capital contributions from parent...............                   315,585                                315,585
Issuance of warrants in connection with private
  placement.....................................                    14,800                                 14,800
Unrealized gain on investments..................                                               6,484        6,484
Net loss........................................                                (48,770)                  (48,770)
                                                  ------------  ----------  ------------  -----------  ----------
BALANCE, September 30, 1997.....................    36,500,000  $  395,428   $  (77,511)   $   9,385   $  327,302
                                                  ------------  ----------  ------------  -----------  ----------
                                                  ------------  ----------  ------------  -----------  ----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)
                                   UNAUDITED

                                                                                              1997         1996
                                                                                           -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...............................................................................  $   (48,770) $   (8,146)
  Adjustment to reconcile net loss to net cash provided (used) by operating activities:
    Depreciation and amortization........................................................       11,347          51
    Interest accretion on long-term debt.................................................       38,199      --
    Loss from equity method investments..................................................        6,330       4,030
    Deferred income taxes................................................................       (2,555)     --
    Minority interest....................................................................       (2,247)     --
    Change in current assets and liabilities
      Accounts receivable................................................................        1,514         (84)
      Radios and accessories.............................................................          747        (441)
      Prepaid and other..................................................................       (4,996)       (685)
      Accounts payable, accrued expenses and other.......................................          846         516
      Other..............................................................................        1,765         216
                                                                                           -----------  ----------
        Net cash provided (used) by operating activities.................................        2,180      (4,543)
                                                                                           -----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...................................................................      (59,236)     (2,925)
  Purchase of marketable securities......................................................     (142,539)     --
  Proceeds from sale of marketable securities............................................       58,728      --
  Issuance of notes receivable...........................................................       (2,484)    (12,000)
  Investments in unconsolidated subsidiaries.............................................      (76,510)    (33,261)
  Other..................................................................................       (3,926)       (460)
                                                                                           -----------  ----------
        Net cash used in investing activities............................................     (225,967)    (48,646)
                                                                                           -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from (repayments to) parent, net............................................      (23,556)      9,408
  Capital contribution from parent.......................................................        6,366      22,817
  Proceeds from issuance of warrants.....................................................       14,800      --
  Net proceeds from issuance of long-term debt...........................................      467,578      --
                                                                                           -----------  ----------
        Net cash provided by financing activities........................................      465,188      32,225
                                                                                           -----------  ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........................................      241,401     (20,964)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...........................................       53,029      85,302
                                                                                           -----------  ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD.................................................  $   294,430  $   64,338
                                                                                           -----------  ----------
                                                                                           -----------  ----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                  DOLLARS IN THOUSANDS UNLESS OTHERWISE NOTED
                                   UNAUDITED

NOTE 1--BASIS OF PRESENTATION

    The condensed consolidated interim financial statements of Nextel International, Inc. and subsidiaries ("Nextel International" or the "Company") included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. All adjustments made were normal recurring accruals.

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

    The accounts of the Company's foreign subsidiaries are consolidated as of a date one month earlier than the accounts of the Company and its U.S. subsidiaries to ensure timely reporting of consolidated results.

    Certain prior period amounts have been reclassified to conform with the current presentation.

NOTE 2--SIGNIFICANT TRANSACTIONS

    MCCAW BRAZIL: On January 30, 1997, the Company's parent, Nextel Communications, Inc. ("NCI"), purchased 81% of the issued and outstanding capital stock of Wireless Ventures of Brazil, Inc. ("WVB") from Telcom Ventures, Inc. and affiliates (collectively "Telcom Ventures") in exchange for $186.3 million in NCI Class A Common Stock ("NCI Common Stock"). NCI's investment in WVB was simultaneously contributed to the Company, and the Company changed WVB's name to McCaw International (Brazil), Ltd. ("McCaw Brazil"). McCaw Brazil and its subsidiaries hold or have options to acquire licenses for 1,700 channels, and provide specialized mobile radio ("SMR") services in 23 cities in Brazil including Sao Paulo, Rio de Janeiro, Belo Horizonte, Curitiba, and Brasilia. Telcom Ventures has the right between October 31, 2001 and November 1, 2003, to require the Company to redeem their 19% interest in McCaw Brazil at fair market value as determined pursuant to an appraisal procedure. The Company is currently required to fund 100% of McCaw Brazil's capital requirements until April 30, 1999 when Telcom Ventures must either (i) contribute its pro rata share plus accrued interest or (ii) dilute its ownership interest. Dividends are declared at the discretion of McCaw Brazil's board of directors and are allocated based on the ownership percentages in effect at the date of declaration. No dividends have been declared to date.

    The total cost of the acquisition, which was accounted for as a purchase, was $187.2 million and exceeded the net liabilities of McCaw Brazil by $215.7 million, which was allocated to licenses and goodwill based on their preliminary estimated fair values and is being amortized over their estimated useful lives of 20 years.

    Immediately prior to and in connection with the purchase of 49% of the capital stock of MCS Radio Telefonia Ltda. (described below), the Company reorganized its Brazil equity holdings so that AirLink S.A. ("AirLink," formerly known as AirLink Servicos e Comercio, Ltda.), a wholly owned subsidiary of McCaw Brazil, became a holding company for McCaw Brazil's Brazilian SMR licensee companies. McCaw Brazil and subsidiaries other than AirLink continue to hold options to acquire SMR licensees. The Company

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                  DOLLARS IN THOUSANDS UNLESS OTHERWISE NOTED
                                   UNAUDITED

NOTE 2--SIGNIFICANT TRANSACTIONS (CONTINUED) intends to transfer any equity interest in SMR licensees obtained as a result of the exercise of such options to AirLink.

    MCS: On September 26, 1997, AirLink acquired 49% of the capital stock of MCS Radio Telefonia, Ltda. ("MCS"), an indirect wholly owned subsidiary of Motorola, Inc. ("Motorola"), an option to purchase the remaining 51% of the capital stock of MCS upon receipt of the approval of the applicable Brazilian regulatory authorities, and certain assets of MCS. Upon the approval of the Brazilian regulatory authorities, the option for the remaining 51% will be exercisable for approximately $3.2 million. In exchange, Motorola, through a wholly owned subsidiary, acquired 5% of the outstanding capital stock of AirLink. MCS owns SMR licenses in thirteen of the largest Brazilian cities, including Sao Paulo, Rio de Janeiro and Belo Horizonte. Immediately subsequent to the acquisition, the Company, through its 81% equity interest in McCaw Brazil and McCaw Brazil's 95% equity interest in AirLink, held a 77% equity interest in AirLink.

    The total cost of the acquisition, which was accounted for as a purchase, was $20.2 million and exceeded the book value of the net tangible assets of MCS by $16.7 million. The excess was allocated to licenses and goodwill based on their preliminary estimated fair values and will be amortized over their estimated useful lives of 20 years.

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

    Through a series of transactions from June 30, 1997 to August 31, 1997, the Company acquired additional shares of Mobilcom from shareholders that held a right to put (the "Mobilcom Put") the entire amount of their holding to the Company at its appraised fair market value. The transactions were consummated at an aggregate cost of $57.1 million and increased the Company's equity interest in Mobilcom to approximately 76.5%. Approximately $22.1 million of the purchase price is payable in January 1998 and is included in accounts payable, accrued expenses and other as of September 30, 1997. As a result of such acquisitions, the Company is no longer subject to the rights formerly held by the Mobilcom Put holders.

    As the Mobilcom acquisitions resulted in the Company owning greater than 50% of the outstanding common stock and obtaining control of Mobilcom, the Company consolidated the accounts of Mobilcom commencing on September 1, 1997 under the purchase method of accounting. The carrying amount of the Company's investment in Mobilcom as of August 31, 1997 totaled approximately $152.3 million and exceeded the book value of the net tangible assets of Mobilcom by $107.8 million. The excess was allocated to licenses and goodwill based on their preliminary estimated fair values and is being amortized over their estimated useful lives of 20 years.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                  DOLLARS IN THOUSANDS UNLESS OTHERWISE NOTED
                                   UNAUDITED

NOTE 2--SIGNIFICANT TRANSACTIONS (CONTINUED)
    MCCAW ARGENTINA: On May 6, 1997, the Company contributed its 100% ownership interest in McCaw Argentina S.A. ("MCASA") into Nextel International (Argentina), Ltd. ("Nextel Argentina") (formerly McCaw International (Argentina), Ltd.), a joint venture between the Company and Wireless Ventures of Argentina, L.L.C. ("WVA"). WVA's contribution included all of the outstanding common stock of a paging company and two companies that own SMR licenses in Argentina. The Company has a 50% voting interest and shares equally in the profits and losses of the joint venture. Capital contributions are to be made equally unless otherwise agreed to by both the Company and WVA. Commencing on May 6, 1997, the Company is accounting for its investment in the joint venture under the equity method of accounting. Prior to May 6, 1997, the Company's consolidated financial statements included selling, general and administrative expenses related to MCASA totaling $772 and $1,668 for the nine months ended September 30, 1997 and 1996, respectively and $1,253 for the three months ended September 30, 1996. Other results of operations related to MCASA were insignificant.

    INDONESIA: On August 15, 1997 the Company entered into an agreement to form a joint venture with PT Gunung Sewu Kencana, a large diversified Indonesian corporation ("GSK"), using PT Mitra Kencana Telekomunindo, an Indonesian corporation owned by GSK ("MKT"), as the joint venture company. MKT holds a provisional license for 80 SMR channels that can be converted by MKT, upon satisfaction of certain regulatory requirements, into an operating license whereby MKT will be entitled to provide SMR and ESMR services in the city of Jakarta and the regions of West Java, East Java and Bandar Lampung. Upon such deployment of services in accordance with the operating license, MKT will have the right to continue developing a national wireless communications network across Indonesia and providing SMR and ESMR services on a nationwide basis.

    Upon receiving the required regulatory approval to become a shareholder of MKT ("Ministry Approval"), which is expected to occur by March 31, 1998, the Company is expected to acquire an equity interest in MKT representing 37.5% of the outstanding stock of MKT. Notwithstanding its 37.5% equity interest in MKT, the Company has agreed to fund 44% (rather than 37.5%) of the capital requirements of MKT in order to maintain its then-current ownership interest. Profits and losses are to be allocated and dividends are to be distributed based on the Company's 37.5% equity interest.

    The Company has committed to loan MKT sufficient funds to meet 44% of the interim cash needs of MKT in advance of the receipt of Ministry Approval (the aggregate of such advances, the "MKT Loan"). The Company's share of such funds is currently estimated to be approximately $16 million through March 31, 1998. The Company is not obligated to provide funds to MKT after March 31, 1998 if Ministry Approval has not been obtained by such date. The MKT Loan is guaranteed by GSK. No amounts have been advanced to MKT through September 30, 1997.

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

    SHANGHAI CCT MCCAW: In October 1997, a subsidiary of CCT Telecom Holdings Limited, a publicly traded Hong Kong telecommunications company, acquired a 51% ownership interest in Shanghai McCaw

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                  DOLLARS IN THOUSANDS UNLESS OTHERWISE NOTED
                                   UNAUDITED

NOTE 2--SIGNIFICANT TRANSACTIONS (CONTINUED)
Telecommunications Co. Ltd., the Chinese joint venture in which the company maintained a 60% ownership interest, in exchange for approximately $46 million of capital contributions, access fees, loans and lease guarantees. Immediately thereafter, the joint venture's name was changed to Shanghai CCT - McCaw Telecommunications System Co., Ltd. ("Shanghai CCT McCaw"). The acquisition, which was made directly from Shanghai CCT McCaw, diluted the Company's ownership interest in Shanghai CCT McCaw to 30% and its contractual right to the profits generated by a Global System for Mobile communications ("GSM") network in Shanghai, China to approximately 12.1%. As the Company's investment in Shanghai CCT McCaw is accounted for under the cost method, the transaction is not expected to have a significant effect on the Company's consolidated financial statements.

    PRO FORMA INFORMATION: The following summarized pro forma (unaudited) information assumes the McCaw Brazil, MCS, Mobilcom and Nextel Argentina transactions had occurred on January 1, 1996.

                                                                      NINE MONTHS ENDED
                                                                 ----------------------------
                                                                 SEPTEMBER 30,  SEPTEMBER 30,
                                                                     1997           1996
                                                                 -------------  -------------
Revenues.......................................................  $      17,352  $      18,182
                                                                 -------------  -------------
                                                                 -------------  -------------
Net loss.......................................................  $     (52,723) $     (29,610)
                                                                 -------------  -------------
                                                                 -------------  -------------
Net loss per share.............................................  $       (1.44) $       (0.81)
                                                                 -------------  -------------
                                                                 -------------  -------------
Weighted average shares outstanding............................     36,500,000     36,500,000
                                                                 -------------  -------------
                                                                 -------------  -------------

    The above amounts consolidate the historical results of McCaw Brazil, MCS, and Mobilcom prior to the acquisitions and reflect adjustments for the recognition of the minority ownership interests and the amortization of licenses and goodwill. Additionally, the above amounts combine the historical results of MCASA and WVA under the equity method of accounting as if the Nextel Argentina joint venture had occurred on January 1, 1996. The pro forma information is not necessarily indicative of the results that would actually have occurred had the transactions been consummated on the date indicated, nor are they necessarily indicative of future operating results of the Company.

NOTE 3--INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

    Investments where the Company has the ability to exercise significant influence over operating and financial policies and possesses a voting interest of 50% or less are accounted for under the equity method. The Company's equity in net loss of Mobilcom, its only significant equity investment, was $519 and $1,269 for the three months ended September 30, 1997 and 1996, and $3,255 and $3,808 for the nine months ended September 30, 1997 and 1996, respectively. The Company's equity in net loss of Mobilcom differs from its proportionate share of its reported net income primarily due to the amortization of the excess purchase price over net assets acquired. Commencing September 1, 1997, the Company consolidated the

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                  DOLLARS IN THOUSANDS UNLESS OTHERWISE NOTED
                                   UNAUDITED

NOTE 3--INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES (CONTINUED) accounts of Mobilcom. See Note 2, "Significant Transactions." Condensed operating results for Mobilcom are as follows:

                                                      THREE MONTHS ENDED
                                                                            NINE MONTHS ENDED
                                                         SEPTEMBER 30          SEPTEMBER 30
                                                     --------------------  --------------------
                                                       1997       1996       1997       1996
                                                     ---------  ---------  ---------  ---------
  Revenues.........................................  $   2,357  $   1,419  $   6,283  $   3,985
  Operating loss...................................     (1,257)      (579)    (2,620)    (3,379)
  Net loss.........................................       (967)    (1,814)    (2,908)    (7,482)

NOTE 4--COMPANY FINANCING

    LONG-TERM DEBT: In March 1997, the Company completed a private placement of 951,463 units yielding approximately $482.0 million in net proceeds. Each unit is comprised of a 10-year senior discount note (with a principal amount at maturity of $1,000) and a detachable warrant to purchase 0.38748 shares of the Company's common stock. The notes have a 13% yield to maturity, are noncallable for five years, and require no interest payments for the first five years. The warrants are exercisable at a price of $9.99 per share and entitle the holders to purchase, in the aggregate, approximately 368,673 shares of the Company's common stock.

    PHILIPPINES FINANCING: In June 1997, Infocom Communication Network, Inc. ("Infocom") and Motorola, Inc. ("Motorola") entered into an equipment financing agreement (the "Philippines Motorola Financing"), pursuant to which Motorola agreed to provide up to $15 million in term loans to Infocom to finance the purchase of infrastructure equipment and services from Motorola. The terms of the Philippines Motorola Financing provides for a maturity of two years and an annual interest rate of LIBOR plus 506 basis points. Pursuant to the Philippines Motorola Financing the term loans are secured by a first-priority lien on substantially all of Infocom's assets and a pro rata guarantee of such financing by each of Infocom's shareholders, including the Company.

    BRAZIL FINANCING: In October 1997, McCaw Brazil and Motorola Credit Corp., a subsidiary of Motorola ("Motorola Credit"), entered into an Equipment Financing Agreement whereby Motorola Credit agreed to provide up to $125 million in revolving loans (the "Brazil Motorola Financing") to McCaw Brazil to be used to acquire infrastructure equipment and related services from Motorola. The Brazil Motorola Financing is repayable in semi-annual installments over a period of 42 months commencing June 30, 2000 and bears interest at an annual rate periodically determined by the Company of either the LIBOR rate plus 463 basis points or the prime rate plus 250 basis points. Pursuant to the Brazil Motorola Financing, the revolving loans are secured by a first priority lien on substantially all of McCaw Brazil's assets, a pledge of all of the stock of McCaw Brazil and its subsidiaries, including AirLink, and guarantees by the Company and Motorola International Development Corporation (which indirectly holds a 5% equity interest in AirLink) of 93.9% and 6.1%, respectively, of McCaw Brazil's obligations under such financing. Additionally, approximately $70.3 million of the Company's cash, cash equivalents and marketable securities have been restricted for use as future equity investments in McCaw Brazil and its subsidiaries.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                  DOLLARS IN THOUSANDS UNLESS OTHERWISE NOTED
                                   UNAUDITED

NOTE 5--STOCKHOLDER'S EQUITY

    As a result of approval by the Company's Board of Directors on August 15, 1997, the total number of shares of authorized stock was increased from 20,000,000 to 73,000,000 and a 3.65-for-1 stock split was effective as of August 25, 1997. All share and per share data presented reflect this stock split. The number of shares of common stock outstanding increased from 10,000,000 to 36,500,000 immediately after the stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW.

    The following is a discussion of the condensed consolidated financial condition and results of operations of Nextel International, Inc. ("Nextel International" or the "Company"), an indirectly wholly owned subsidiary of Nextel Communications, Inc. ("Nextel Communications"), for the nine month periods ended September 30, 1997 and 1996.

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

    The Company's strategy is to focus on leveraging its analog dispatch or SMR channel positions in its principal markets and using Nextel Communication's experience and supplier relationships to upgrade its services from analog dispatch to digital enhanced specialized mobile services ("ESMR"). The upgrade to digital networks will allow the Company to increase capacity significantly and to offer additional services and features such as enhanced dispatch (group calling and instant conferencing), high-quality telephone interconnect and text messaging. The Company is upgrading its analog SMR networks to digital ESMR networks using the integrated Digital Enhanced Network ("iDEN") technology developed by Motorola, Inc. ("Motorola") and deployed by Nextel Communications in certain of its markets. The Company also continues to assess additional opportunities to enter into new markets, particularly in Latin America and Asia.

    The Company owns interests in and actively participates in the management of wireless communications services companies in Brazil, Argentina, Mexico and the Philippines. In addition, the Company currently has a contractual right through its Chinese joint venture to receive approximately 12.1% of the profits generated by a Global System for Mobile communications ("GSM") network in Shanghai, China (the "Shanghai GSM System") and has a 3.7% interest in Clearnet Communications Inc., a Canadian wireless communications services company. The wireless services companies in which the Company holds interests or a contractual right are referred to herein as the "Operating Companies." Additionally, upon formation of the Indonesian joint venture company, the Company will hold a 37.5% equity interest in an SMR operator in Indonesia.

    Immediately prior to and in connection with the purchase of 49% of the capital stock of MCS Radio Telefonia Ltda. (described below), the Company reorganized its Brazil equity holdings so that AirLink S.A. ("AirLink," formerly known as AirLink Servicos e Comercio, Ltda.), a wholly owned subsidiary of McCaw International (Brazil), Ltd. ("McCaw Brazil"), became a holding company for McCaw Brazil's SMR Brazilian licensee companies. McCaw Brazil and subsidiaries other than AirLink continue to hold options to acquire SMR licensees. The Company intends to transfer any equity interest in SMR licensees obtained as a result of the exercise of such options to AirLink.

    On September 26, 1997, AirLink acquired 49% of the capital stock of MCS Radio Telefonia, Ltda. ("MCS"), an indirect wholly owned subsidiary of Motorola, Inc. ("Motorola"), an option to purchase the remaining 51% of the capital stock of MCS upon receipt of the approval of the applicable Brazilian regulatory authorities, and certain assets of MCS. Upon the approval of the Brazilian regulatory authorities, the option for the remaining 51% will be exercisable for approximately $3.2 million. In exchange, Motorola, through a wholly owned subsidiary, acquired 5% of the outstanding capital stock of AirLink. MCS owns SMR licenses in thirteen of the largest Brazilian cities, including Sao Paulo, Rio de Janeiro and Belo Horizonte. Immediately subsequent to the acquisition, the Company, through its 81% equity interest in McCaw Brazil and McCaw Brazil's 95% equity interest in AirLink, held a 77% equity interest in AirLink.

POST FISCAL QUARTER-END TRANSACTIONS AND DEVELOPMENTS

    SHANGHAI. In October 1997, a subsidiary of CCT Telecom Holdings Limited, a publicly traded Hong Kong telecommunications company, acquired a 51% ownership interest in Shanghai McCaw Telecommunications Co. Ltd., the Chinese joint venture in which the company maintained a 60% ownership interest, in exchange for approximately $46 million of capital contributions, access fees, loans and lease guarantees. Immediately thereafter, the joint venture's name was changed to Shanghai CCT - McCaw Telecommunications System Co., Ltd. ("Shanghai CCT McCaw"). The acquisition, which was made directly from Shanghai CCT McCaw, diluted the Company's ownership interest in Shanghai CCT McCaw to 30% and the Company's contractual rights to the profits generated by the Shanghai GSM System to approximately 12.1%.

    BRAZIL. In October 1997, McCaw Brazil and Motorola Credit Corp., a subsidiary of Motorola ("Motorola Credit"), entered into an Equipment Financing Agreement whereby Motorola Credit agreed to provide up to $125 million in revolving loans (the "Brazil Motorola Financing") to McCaw Brazil to be used to acquire infrastructure equipment and related services from Motorola. The Brazil Motorola Financing is repayable in semi-annual installments over a period of 42 months commencing June 30, 2000 and bears interest at an annual rate periodically determined by the Company of either the LIBOR rate plus 463 basis points or the prime rate plus 250 basis points. Pursuant to the Brazil Motorola Financing, the revolving loans are secured by a first priority lien on substantially all of McCaw Brazil's assets, a pledge of all of the stock of McCaw Brazil and its subsidiaries, including AirLink, and a guarantee by the Company and Motorola International Development Corporation (which indirectly holds a 5% equity interest in AirLink) of 93.9% and 6.1%, respectively, of McCaw Brazil's obligations under such financing. Additionally, approximately $70.3 million of the Company's cash, cash equivalents and marketable securities have been restricted for use as future equity investments in McCaw Brazil and its subsidiaries.

    BRAZIL REGULATIONS. On November 3, 1997, the Ministry of Communications of Brazil (the "Brazil Ministry of Communications") issued Ordinance 557, which adopted Norma 14/97 ("Norma 14/97"). Norma 14/97 enacts the proposed regulations that were published for comment in May 1997 and June 1997, and repeals Brazil Ministry of Communications Administrative Ruling No. 478, each of which was described in the Company's Exchange Offer Registration Statement on Form S-4 (Registration No. 333-26649), as amended, substantially as proposed. Norma 14/97 provides the regulations governing SMR providers in Brazil, including service requirements, interconnection rules, license consolidation and transfer of licenses and technical specifications.

    SMR SERVICES. Norma 14/97 provides that SMR service may only be provided to legal entities or groups of legal entities for the performance of specific activities. SMR service may not be provided to individual subscribers, and all SMR subscriber units must be capable of providing dispatch service.

    INTERCONNECTION RULES. Norma 14/97 prohibits an operator of a public switched telecommunications network ("PSTN") from adopting practices that inhibit competition or procedures that result in discrimination of any kind against SMR licenseholders. Norma 14/97 contemplates that each SMR provider will obtain interconnection to the PSTN pursuant to interconnection agreements with the operators of the PSTN. If interconnection negotiations do not produce an interconnection agreement within 60 days of the commencement of negotiations or if full interconnection is not implemented within 90 days of the conclusion of negotiations, either party to the negotiation may refer the matter to the Brazil Ministry of Communications for resolution.

    Under Norma 14/97, an SMR service provider must apply to the Brazil Ministry of Communications to obtain blocks of telephone numbers to be used by such SMR service provider for use by its subscribers.

The telephone numbers granted by the Brazil Ministry of Communications cannot exceed 50% of the total number of SMR mobile subscriber units projected to be in operation by the SMR service provider, as projected by the SMR service provider in the schedule for the deployment of the services.

    Norma 14/97 also limits the volume of interconnect traffic for SMR service providers. Norma 14/97 provides that within an SMR service provider's network, the volume of traffic interconnected with the PSTN cannot exceed one third of the sum of intra-network traffic volume and outgoing calls interconnected to the PSTN. For purposes of calculating the number of intra-network calls, each subscriber unit called during a one-to-many dispatch call counts as one intra-network call. The evaluation of the traffic volumes for the purposes of the above restrictions is to take place every four months.

    LICENSE CONSOLIDATION AND TRANSFER OF LICENSES. Norma 14/97 provides that SMR licenseholders may not hold more than 200 SMR channels (10 MHz) in each geographic area. Under Norma 14/97, the transfer of a license or the controlling interest of a licensee may only be effected after the actual commencement of commercial operation of service. Norma 14/97 permits SMR licensees that are under common ownership or control to request the Brazil Ministry of Communications to consolidate their SMR licenses, subject to the 200 channel limitation, under one SMR licensee. The Brazil Ministry of Communications must approve any request for consolidation within three months of receipt of such request.

    Although the Company believes that the current regulatory framework, as embodied by Norma 14/97, permits the Company's current and planned operations in Brazil, there can be no assurance that the Brazilian government or the Brazil Ministry of Communications will not modify the existing regulatory framework in a manner that is materially adverse to the Company. Additionally, because the Brazilian telecommunications regulatory framework, including SMR, is relatively new and still developing and the enforcement of regulations is often uncertain, it is difficult to determine how regulators will interpret the rules or judge compliance. Any actions by the Brazilian government or the Brazil Ministry of Communications impeding or placing substantial restrictions on the Company's ability to deploy ESMR services could have a material adverse effect on the Company's competitive position in Brazil and on its business and results of operations.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 VS. NINE MONTHS ENDED SEPTEMBER 30, 1996

    The Company acquired majority interests in McCaw International (Brazil), Ltd. ("McCaw Brazil") and Corporacion Mobilcom S.A. de C.V. ("Mobilcom") in January 1997 and August 1997, respectively. Accordingly, there were no comparable revenues or costs and expenses related to revenues in the nine months ended September 30, 1996. For the first nine months of 1997, substantially all of the revenues and costs and expenses related to revenues result from the eight months of McCaw Brazil's SMR operations and one month of Mobilcom's SMR operations included in the Company's consolidated financial statements.

    Selling, general and administrative expenses increased $11.3 million to $17.6 million for the nine months ended September 30, 1997 from $6.3 million for the nine months ended September 30, 1996. The increase is primarily attributable to $12.2 million of expenses from the McCaw Brazil operations which have been included in the Company's consolidated results of operations commencing January 1997.

    Depreciation and amortization expense totaled $11.3 million for the nine months ended September 30, 1997. The amount is primarily attributable to depreciation and amortization expense of approximately $9.9 million related to McCaw Brazil. The remaining amount is due to depreciation and amortization expenses related to Mobilcom and the amortization of licenses in Argentina which commenced commercial operations in February 1997. No significant depreciation and amortization expense was recognized during the nine months ended September 30, 1996.

    Interest income increased $11.6 million to $15.0 million for the nine months ended September 30, 1997 from $3.4 million for the nine months ended September 30, 1996. The increase was primarily attributable to income recognized on the investment of the net proceeds from the Company's issuance in March 1997 of units consisting of senior discount notes due 2007 and detachable warrants to purchase up to 1% of the Company's outstanding common stock (the "Units Issuance"). See--"Liquidity and Capital Resources."

    Interest expense of $39.1 million was recognized during the nine months ended September 30, 1997 of which $38.2 million represented interest accretion on the long-term debt associated with the Units Issuance and amortization of associated debt issue costs. Additionally, Nextel International (CANMEX), Ltd. ("Canmex") (formerly McCaw International (CANMEX), Ltd.), a wholly owned subsidiary of the Company incurred $0.4 million of interest expense on a note payable to the Company's parent, and McCaw Brazil and Mobilcom incurred approximately $0.5 million of interest expense on short term borrowings. During the nine months ended September 30, 1997, the Company capitalized $0.5 million of interest expense in connection with the construction and development of its digital ESMR networks. No interest expense was incurred during the nine months ended September 30, 1996.

    Loss from equity method investments increased $2.3 million to $6.3 million for the nine months ended September 30, 1997 from $4.0 million for the nine months ended September 30, 1996. The increase was primarily attributable to approximately $2.4 million in losses associated with the Company's investment in Nextel International (Argentina), Ltd. ("Nextel Argentina") (formerly McCaw International (Argentina), Ltd.), which has been accounted for under the equity method since May 1997.

    Minority interest in the net loss of McCaw Brazil and Mobilcom totaled $2.3 million during the nine months ended September 30, 1997. The amount is primarily attributable to the minority shareholder's interest in McCaw Brazil subsequent to the acquisition of an 81% interest by the Company in January 1997.

    The Company recognized an income tax benefit of $3.4 million during the nine months ended September 30, 1997 compared to an income tax provision of $1.1 million during the nine months ended September 30, 1996. The income tax benefit recognized during the nine months ended September 30, 1997 was primarily attributable to net operating losses of Brazil allowed to be recognized due to the existence of Brazilian taxable temporary differences. The income tax expense recognized for the nine months ended September 30, 1996 was primarily attributable to the taxes associated with Canmex's interest income.

THREE MONTHS ENDED SEPTEMBER 30, 1997 VS. THREE MONTHS ENDED SEPTEMBER 30, 1996

    The Company acquired majority interests in McCaw Brazil and Mobilcom in January 1997 and August 1997, respectively. Accordingly, there were no revenues or costs and expenses related to revenues in the three months ended September 30, 1996. For the third quarter of 1997, a majority of the revenues and costs and expenses related to revenues result from McCaw Brazil's SMR operations included in the Company's consolidated financial statements. Revenues and costs and expenses related to revenues attributable to the one month of Mobilcom's SMR operations included in the Company's consolidated financial statements totaled $0.7 million and $0.2 million, respectively.

    Selling, general and administrative expenses increased $3.0 million to $7.4 million for the three months ended September 30, 1997 from $3.4 million for the three months ended September 30, 1996. The increase is primarily attributable to the expenses from the McCaw Brazil operations which have been included in the Company's consolidated results of operations commencing January 1997.

    Depreciation and amortization expense totaled $4.7 million for the three months ended September 30, 1997. The amount is primarily attributable to depreciation and amortization expense of approximately $3.7 million related to McCaw Brazil. The remaining amount is due primarily to depreciation and amortization expenses related to Mobilcom. No significant depreciation and amortization expense was recognized during the three months ended September 30, 1996.

    Interest income increased $5.2 million to $6.1 million for the three months ended September 30, 1997 from $0.9 million for the three months ended September 30, 1996. The increase was primarily attributable to income recognized on the investment of the proceeds from the Units Issuance.

    Interest expense of $16.8 million was recognized during the three months ended September 30, 1997 of which $16.7 million represented accretion on the long-term debt associated with the Units Issuance and amortization of debt issue costs. During the three months ended September 30, 1997, the Company capitalized $0.5 million of interest expense associated with the construction and development of its digital ESMR networks. No interest expense was recognized during the three months ended September 30, 1996.

    Loss from equity method investments increased $0.9 million to $2.4 million for the three months ended September 30, 1997 from $1.5 million for the three months ended September 30, 1996. The increase was primarily attributable to losses associated with the Company's investment in Nextel Argentina, which has been accounted for under the equity method since May 6, 1997.

    Minority interest in the net loss of McCaw Brazil and Mobilcom totaled $0.9 million during the three months ended September 30, 1997. The amount is primarily attributable to the minority shareholder's interest in McCaw Brazil subsequent to the acquisition of an 81% interest in McCaw Brazil by the Company on January 30, 1997.

    The Company recognized an income tax benefit of $1.3 million during the three months ended September 30, 1997 compared to an income tax provision of $0.3 million during the three months ended September 30, 1996. The income tax benefit recognized during the three months ended September 30, 1997 was primarily attributable to net operating losses of Brazil allowed to be recognized due to the existence of Brazilian taxable temporary differences. The income tax expense recognized for the three months ended September 30, 1996 was primarily attributable to the taxes associated with Canmex's interest income.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has incurred historical net losses of approximately $77.5 million since inception through September 30, 1997. The Company expects to continue to incur increasing losses and negative operating cash flows as it continues to build-out and upgrade its existing wireless communications networks.

    Net cash provided by operating activities for the nine months ended September 30, 1997 was approximately $2.2 million. Net cash used by investing activities for the nine months ended September 30, 1997 was approximately $226.0 million. Net cash provided by financing activities for the nine months ended September 30, 1997 was approximately $465.2 million. Working capital as of September 30, 1997 increased to $334.1 million compared to a negative $98.3 million at December 31, 1996. The cash used by investing activities primarily represented investments in the Operating Companies to fund the build-out of the Company's ESMR networks and acquire additional equity ownership interests. The cash provided by financing activities and the increase in working capital are primarily a result of the Company receiving approximately $482.0 million of net proceeds from the Units Issuance. As a result of the above activities, cash and cash equivalents increased approximately $241.4 million during the nine months ended September 30, 1997.

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

    In November 1996, Nextel, Nextel International and Motorola entered into a binding memorandum of understanding (the "Motorola MOU") regarding the terms of financing to be provided by Motorola to fund the purchase of Motorola equipment by the Operating Companies other than Clearnet (the "Motorola Financing"). Under the Motorola MOU, the significant terms of which are more fully described in the Company's Exchange Offer Registration Statement on Form S-4, as amended (Registration No. 333-26649), Motorola agreed to provide an aggregate of up to $400 million in vendor financing to Nextel Communications and Nextel International for the worldwide purchase of iDEN equipment and services and ancillary products (such as switches). In March 1997, Motorola and Nextel entered into an agreement increasing the maximum worldwide vendor financing available to Nextel and Nextel International to $650 million, with a maximum non-U.S. amount outstanding of $400 million, subject to certain per country limits as agreed to in the Motorola MOU. The terms of any borrowings under the Motorola Financing are subject to negotiation and execution of definitive agreements. The availability of borrowings pursuant to the Motorola Financing are expected to be subject to certain conditions, and there can be no assurance that such conditions will be met. In July 1997, in accordance with the Motorola MOU, Infocom and Motorola entered into an equipment financing agreement (the "Philippines Motorola Financing"), pursuant to which Motorola will provide up to $15 million of vendor financing in the form of term loans to Infocom. Additionally, in October 1997, McCaw Brazil and Motorola Credit entered into the Brazil Motorola Financing, pursuant to which Motorola Credit will provide up to $125 million of vendor financing in the form of revolving loans to McCaw Brazil.

    Any amounts available to be borrowed by the Operating Companies under the Motorola Financing will be reduced by any amounts borrowed by Nextel and its subsidiaries other than the Company and the Operating Companies. Nextel has committed to the Company that at least $95 million of the Motorola Financing will be available to the Company. As of September 30, 1997, Nextel had borrowed $151 million pursuant to the Motorola Financing. In addition, to the extent total amounts outstanding under the Motorola Financing to Nextel and its subsidiaries, including the Company and the Operating Companies (other than Clearnet), plus requests for additional financing under the Motorola Financing by Nextel and its subsidiaries other than the Company and the Operating Companies would exceed $400 million, Nextel International is required to repay or cause to be repaid sufficient borrowings such that after giving effect to such repayment, the total amount of loans outstanding from Motorola to Nextel and its subsidiaries, including the Company and the Operating Companies (other than Clearnet), will not exceed $400 million (any such repayment is referred to as a "Forced Repayment"). Nextel has agreed with the Company not to cause a Forced Repayment.

    The Company expects approximately $220 million of the funds necessary to design, implement and operate the Company's planned ESMR networks will be obtained at the Operating Company level through the Motorola Financing and other project financing sources. Based on the Motorola Financing agreements entered into to date between Motorola and the Operating Companies and preliminary discussions with other project financing sources, the Company believes that it will be able to obtain sufficient financing to meet its current objectives for funding at the Operating Company level. There can be no assurance that the Company will be able to raise such capital on satisfactory terms, if at all. See "--Forward Looking Statements."

    The Company believes that its current available cash and cash equivalents, together with borrowings expected to be available under existing and proposed project financing, including the Motorola Financing, will be sufficient to fund the cash needs of the Company's current operations, including the planned expansion of its existing operations, but excluding any additional investments or acquisitions, through the end of fiscal year 1999. Thereafter, the Company may require substantial additional capital. If the Company's plans or assumptions change, if its assumptions prove to be inaccurate, if it consummates additional investments or acquisitions, if it experiences unanticipated costs or competitive pressures, or if the Company's available cash and cash equivalents, together with the proceeds of any borrowings under the Motorola Financing or other project financing sources identified above, otherwise prove to be insufficient or cannot be obtained at satisfactory terms, if at all, the Company may be required to seek additional capital sooner than currently anticipated. See "--Forward-Looking Statements."

    In the future, the Company may consider obtaining financing from various other sources, including capital contributions from Nextel Communications in the form of cash or Nextel Communications common stock, vendor financing provided by equipment suppliers, project financing from commercial banks and international agencies such as International Finance Corporation and Overseas Private Investment Corporation, bank lines of credit and sales of equity and debt issued by the Operating Companies and/or the Company. Nextel Communications has no obligation to provide any such financing and to the extent the Company issues debt, its leverage and debt service obligations will increase. There can be no assurance that the Company will be able to raise such capital on satisfactory terms, if at all. See "--Forward-Looking Statements."

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) List of Exhibits.

 EXHIBIT NO.   EXHIBIT DESCRIPTION
-------------  -------------------------------------------------------------
       10.1    Equipment Financing Agreement dated as of October 31, 1997, by and between McCaw International (Brazil), Ltd. and
                 Motorola Credit Corporation.
        27*    Financial Data Schedule

------------------------

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

                                NEXTEL INTERNATIONAL, INC.

                                By:             /s/ DAVID E. ROSTOV
                                     -----------------------------------------
                                                  David E. Rostov
                                             SENIOR VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER

November 13, 1997

                                 EXHIBIT INDEX

 EXHIBIT NO.   EXHIBIT DESCRIPTION
-------------  -------------------------------------------------------------
       10.1    Equipment Financing Agreement dated as of October 31, 1997, by and between McCaw International (Brazil), Ltd. and
                 Motorola Credit Corporation.
        27*    Financial Data Schedule

------------------------

* Submitted only with the electronic filing of this document with the Commission pursuant to Regulation S-T under the Securities Act of 1933, as amended.