Form 10-K405
period 1997-12-31
NEXTEL INTERNATIONAL INC
filed 1998-03-30
CIK 1037016

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

    [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997,
                                    OR
   [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM      TO

                     COMMISSION FILE NUMBER 333-26649

                           NEXTEL INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                        WASHINGTON                                      91-167-1412
              (State or other jurisdiction of                         (I.R.S. Employer
              incorporation or organization)                        Identification No.)

              1191 SECOND AVENUE, SUITE 1600                               98101
         (Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (206) 749-8000

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]     No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The registrant's outstanding common equity securities are held entirely by a wholly owned subsidiary of Nextel Communications, Inc. Accordingly, no aggregate market value of the registrant's common equity held by non-affiliates is available.

     On March 15, 1998, the number of shares outstanding of the registrant's Common Stock, no par value, was 36,500,000.

================================================================================

                           NEXTEL INTERNATIONAL, INC.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Unless the context requires otherwise, the terms "Company" and "Nextel International" refer to Nextel International, Inc. (formerly McCaw International, Ltd.) and the Operating Companies (as defined below) and all references herein to "Nextel Brazil" refer to McCaw International (Brazil), Ltd. and its subsidiaries and affiliates. The Company is an indirect wholly owned subsidiary of Nextel Communications, Inc. ("Nextel Communications"). Except as otherwise indicated, all dollar amounts are expressed in U.S. dollars and references to "dollars" and "$" are to U.S. dollars. All consolidated historical financial statements contained herein are prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and are presented in U.S. dollars.

     Unless indicated otherwise, the information contained herein (other than the financial statements included herein) gives effect to the following transactions: (i) the issuance of 82.54 shares of the Company's Series A Redeemable Exchangeable Preferred Stock, par value $10.00 per share (the "Series A Preferred Stock"), to a wholly owned subsidiary of Nextel Communications for consideration of $8,254,000; (ii) the transfer to the Company by a wholly owned subsidiary of Nextel Communications of 6,777,778 Class D Common Shares of Clearnet Communications Inc. in exchange for 906.32 shares of Series A Preferred Stock (the "Clearnet Transaction"); (iii) the acquisition by the Company of the remaining 50% equity interest in the holding company for Nextel Argentina S.R.L. ("Nextel Argentina," formerly McCaw Argentina S.A.) on January 30, 1998 for $46 million (the "Argentina Acquisition"); and (iv) the acquisition by the Company of a 70.1% equity interest in Valorcom S.A., a Peruvian company ("Nextel Peru"), on January 29, 1998 for $27.9 million, of which approximately $7.0 million was paid on such date (the "Peru Acquisition"). As a result of these transactions, the Company currently owns 100% of the outstanding capital stock of Nextel Argentina, 70.1% of the outstanding capital stock of Nextel Peru and a 19.4% equity interest in Clearnet. See "-- Post Fiscal Year-End Transactions and Developments."

GENERAL

     Nextel International provides wireless communications services in five of the largest cities in Latin America and two of the largest cities in Asia. As of December 31, 1997, the Company's markets covered approximately 248 million people ("POPs"), approximately 131 million of which were in Latin America. Nextel International is the largest specialized mobile radio ("SMR") service provider in Brazil and Mexico, and holds the largest SMR channel position in Argentina. The Company's strategy is focused on using its leading analog dispatch or SMR channel positions in its principal markets, together with Nextel Communications' experience and supplier relationships, to upgrade its services from analog dispatch to digital enhanced specialized mobile radio ("ESMR") services. The Company intends to use digital "iDEN(TM)" (integrated Digital Enhanced Network) technology developed by Motorola, Inc. ("Motorola") to provide its ESMR services. The Company currently plans to launch ESMR commercial service in Sao Paulo during the first half of 1998, Buenos Aires and Rio de Janeiro during the second quarter of 1998 and Mexico City and Manila during the third quarter of 1998. The timing of the Company's currently planned launch schedule depends on a number of factors, some of which are beyond the Company's control. See "-- The Company's Operations and Investments." The Company's upgrade to digital networks will allow it to increase capacity significantly and to offer, in a single digital subscriber unit, additional services and advanced features, such as direct connect (group calling and instant conferencing), telephone interconnect and text messaging services.

     The Company owns majority controlling interests in wireless communications services companies in Brazil, Mexico, Argentina and Peru and owns an equity interest and actively participates in the management of a wireless communications services company in the Philippines. In addition, the Company owns a 19.4% equity interest in Clearnet, a Canadian wireless communications services company, and has a contractual right through its Chinese joint venture to receive 12.1% of the profits generated by a Global System for Mobile communications ("GSM") network in Shanghai, China (the "Shanghai GSM System"). The wireless communications services companies that the Company owns or has interests in and the right to receive profits in the Shanghai GSM System are referred to herein as the "Operating Companies." The Company does not actively participate in the management or in formulation of the business plans or policies of Clearnet or the Shanghai GSM System and considers them passive investments. The Operating Companies have wireless communications networks in some of the largest cities in their respective countries, including Sao Paulo, Rio de Janeiro, Mexico City, Buenos Aires, and Lima, which are five of the largest cities in Latin America, and Shanghai and Manila, which are two of the largest cities in Asia.

     The Company holds licenses covering more SMR channels than any other SMR or ESMR system operator in Brazil and Argentina and believes it is among the largest SMR (and potential ESMR) service providers, based on its channel position, in its principal markets in Mexico, Peru and the Philippines.

     Nextel International is an indirect wholly owned subsidiary of Nextel Communications, which is the largest provider of SMR and ESMR services in the United States. Nextel Communications offers a differentiated, integrated package of digital wireless communications services primarily to business users. As of December 31, 1997, Nextel Communications provided service to approximately 1,270,700 digital subscriber units in the United States compared to approximately 300,300 at December 31, 1996. At December 31, 1997, the Nextel Communications digital network was operational in areas in which approximately 65% of the total United States population lives or works, providing coverage in and around 75 of the top 100 metropolitan statistical areas ("MSAs") in the United States. Nextel Communications' largest shareholders include certain entities controlled by Craig O. McCaw, the founder of McCaw Cellular Communications, Inc. (now AT&T Wireless Services, Inc.), and Motorola, which, as of December 31, 1997, beneficially owned 23.2% and 19.9% of Nextel Communications, respectively. Nextel Communications files periodic and other reports with the Securities and Exchange Commission (the "Commission") pursuant to the requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). More detailed and specific information concerning Nextel Communications is contained in such Exchange Act reports.

     The Company's principal executive office is located at 1191 Second Avenue, Suite 1600, Seattle, Washington 98101, and its telephone number at that location is (206) 749-8000.

FISCAL YEAR 1997 TRANSACTIONS AND DEVELOPMENTS

     MARCH 1997 OFFERING. On March 6, 1997, the Company completed a private placement offering (the "March 1997 Offering") of units (the "Units"), each Unit consisting of one 13% Senior Discount Note due 2007 (collectively, the "March 1997 Notes") and one warrant (collectively, the "Warrants") to purchase 0.38748 shares of the Company's common stock, no par value (the "Common Stock"). The March 1997 Notes are noncallable for five years and require no interest payments for the first five years. The Warrants are exercisable at a price of $9.99 per share and expire in March 2007. The March 1997 Offering generated aggregate net proceeds to the Company of approximately $482 million. During the period from the consummation of the March 1997 Offering to December 31, 1997, the Company used approximately $223.0 million of the net proceeds from the March 1997 Offering to increase its ownership interest in the Operating Companies, to purchase additional SMR channels, and to fund capital expenditures, operating losses, working capital and general corporate purposes. Of this $223.0 million, approximately $90.6 million was spent to increase its equity stake in certain Operating Companies and to acquire licenses, $124.8 million was used to fund capital expenditures and $7.6 million was used to fund operating losses, working capital and general corporate purposes.

     ARGENTINA. On May 6, 1997, the Company consummated a joint venture between Wireless Ventures of Argentina, L.L.C., a Delaware limited liability company ("WVA"), an affiliate of the Telcom Group (as defined below), and the Company. As a result of such transaction, the Company doubled its spectrum position in Argentina, became the largest SMR channel holder in Argentina and became the holder of a nationwide paging business. Immediately following such transaction, the Company held a 50% equity interest in Nextel

Argentina. In January 1998, the Company acquired the remaining 50% equity interest in Nextel Argentina. See "-- Post Fiscal Year-End Transactions and Developments."

     BRAZIL. On January 30, 1997, Nextel Communications acquired an 81% equity interest in Nextel Brazil for a purchase price of $186.3 million, which was paid with shares of Nextel Communications Class A Common Stock, and simultaneously contributed its interest in Nextel Brazil to the Company.

     On September 26, 1997, Nextel S.A. (formerly Airlink S.A.), a subsidiary of Nextel Brazil and the indirect holder of Nextel Brazil's SMR channels and related operating assets in Brazil, acquired (i) 49% of the capital stock of MCS Telefonia, Ltda. ("MCS"), an indirect wholly owned subsidiary of Motorola; (ii) an option to purchase the remaining 51% of the capital stock of MCS; and (iii) certain assets of MCS (collectively the "MCS Transaction"). The MCS option is exercisable for $3.2 million upon receipt of certain necessary approvals from Brazilian regulatory authorities. In connection with the MCS Transaction, Motorola acquired 5% of the outstanding capital stock of Nextel S.A., which effectively diluted the Company's ownership in its Brazilian operations to 77%. MCS owns SMR licenses in 13 of the largest Brazilian cities, including Sao Paulo, Rio de Janeiro and Belo Horizonte. The MCS Transaction will increase Nextel S.A.'s SMR channel holdings in each major city in Brazil. See "-- The Company's Operations and Investments -- Brazil."

     In October 1997, Nextel Brazil and Motorola Credit Corp., a subsidiary of Motorola ("Motorola Credit"), entered into an Equipment Financing Agreement whereby Motorola Credit agreed to provide up to $125 million in term loans (the "Brazil Motorola Financing") to Nextel Brazil to be used to acquire infrastructure equipment and related services from Motorola. The Brazil Motorola Financing is repayable in semi-annual installments over a period of 42 months commencing June 30, 2000 and bears interest at an annual rate periodically determined by the Company of either the LIBOR rate plus 463 basis points or the prime rate plus 250 basis points. Pursuant to the Brazil Motorola Financing, the loans are secured by a first priority lien on substantially all of Nextel Brazil's assets, a pledge of all of the stock of Nextel Brazil and its subsidiaries, including Nextel S.A., and a guarantee by the Company and Motorola International (which indirectly holds a 5% equity interest in Nextel S.A.) of 93.9% and 6.1%, respectively, of Nextel Brazil's obligations under such financing. Additionally, as of December 31, 1997, approximately $35.5 million of the Company's cash, cash equivalents and marketable securities were restricted for use as future equity investments in Nextel Brazil and its subsidiaries. See
Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     INDONESIA. On August 15, 1997, the Company entered into a preliminary agreement with PT Gunung Sewu Kencana ("GSK"), a large diversified Indonesian company, which gives the Company the right, upon receipt of required regulatory approval, to purchase a 37.5% interest in PT Mitra Kencana Telekomunindo ("MKT"), an Indonesian corporation owned by GSK. MKT holds a provisional license for 80 SMR channels in Indonesia that can be converted into an operating license upon satisfaction of certain regulatory approvals. Although the Company believes that MKT presents it with significant opportunities to expand its SMR network in Asia, the Company does not intend to make any substantial investment in MKT until the economic and political conditions in Indonesia, and the economic conditions in Asia generally, have stabilized. To date, the Company has advanced $1.5 million to MKT in the form of a loan that is guaranteed by GSK.

     SHANGHAI. In December 1997, CCT Technology Services Limited ("CCT"), a subsidiary of CCT Telecom Holdings Limited, a publicly traded Hong Kong telecommunications company ("CCT Telecom"), acquired a 51% ownership interest in Shanghai McCaw Telecommunications Co. Ltd., the Chinese joint venture in which the company maintained a 60% ownership interest, in exchange for approximately $46 million of capital contributions, access fees, loans and lease guarantees. CCT's 51% interest represents the right to receive 20.5% of the profits generated by the Shanghai GSM System. Immediately thereafter, the joint venture's name was changed to Shanghai CCT -- McCaw Telecommunications System Co., Ltd. ("Shanghai CCT McCaw"). The acquisition, which was made directly from Shanghai CCT McCaw, diluted the Company's ownership interest in Shanghai CCT McCaw to 30% and the Company's contractual rights to the profits generated by the Shanghai GSM System to approximately 12.1%. See "-- The Company's Operations and Investments -- Shanghai, People's Republic of China."

     MEXICO. During 1997, through a series of transactions, the Company increased its equity interest in Comunicaciones Nextel de Mexico S.A. de C.V. ("Nextel Mexico," formerly Corporacion Mobilcom S.A. de C.V.) from 30.1% to 100% for consideration equal to approximately $132.2 million. See "-- The Company's Operations and Investments -- Mexico."

POST FISCAL YEAR-END TRANSACTIONS AND DEVELOPMENTS

     ARGENTINA. The Company acquired the remaining 50% equity interest in Nextel Argentina for $46 million on January 30, 1998. In December 1997, Nextel Argentina acquired an additional 60 SMR channels in Buenos Aires for $12 million in a government auction, increasing its SMR spectrum holdings in Buenos Aires to 12 MHz. See "-- The Company's Operations and Investments -- Argentina."

     ARGENTINA CREDIT FACILITY. As of February 27, 1998, Nextel Argentina entered into an $83 million senior secured credit facility (the "Argentina Credit Facility"). In addition, Nextel Argentina and The Chase Manhattan Bank entered into an agreement, dated February 27, 1998, pursuant to which the parties agreed that the aggregate commitments under the Argentina Credit Facility shall automatically be increased by $17 million to the extent that additional lenders agree to provide such commitments. Borrowings under the Argentina Credit Facility are subject to finalizing certain security arrangements as well as the satisfaction or waiver of certain other conditions. Loans under the Argentina Credit Facility will bear interest at a rate equal to either (i) the ABR plus 2.75% (ABR is the highest of the prime rate, the base CD rate plus 1% and the federal funds rate plus 0.5%) or (ii) the Eurodollar rate plus 3.75% (the Eurodollar rate is the LIBO rate multiplied by the statutory reserve rate). The loans under the Argentina Credit Facility will be repaid in quarterly installments beginning September 30, 2000 and ending March 31, 2003. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     PERU. On January 29, 1998, the Company purchased 70.1% of the common equity of Nextel Peru for $27.9 million, $23.8 million of which will represent new capital to be contributed to Nextel Peru to finance the expansion, upgrade and operation of its wireless services business. As of March 15, 1998, the Company had paid $7.0 million to Nextel Peru, and the remaining $20.9 million will be paid in the form of capital contributions, which the Company expects will be made prior to July 30, 1998. Nextel Peru, through its subsidiaries, currently offers analog SMR services in the greater Lima area, and holds licenses covering 138 SMR channels. Nextel Peru currently plans to upgrade to ESMR service in 1999. See "-- The Company's Operations and Investments -- Peru."

     PHILIPPINES. In February 1998 the Company reached an agreement in principle with the three groups of local shareholders of Infocom Communications Network, Inc. ("Nextel Philippines"), including the Gotesco group (the "Gotesco Group" and together with the other local shareholders, the "Philippines Shareholders"), which owns a 20% interest in Nextel Philippines, and is in the process of finalizing definitive documentation (the "Philippines Partner Agreement") that would (i) restructure the existing corporate governance arrangements to give the Company increased minority shareholder rights (the "Revised Corporate Structure"); (ii) provide for the purchase by the Company of existing shareholder loans of the Philippines Shareholders totaling approximately $19.6 million ($2.0 million of which the Company purchased on February 9, 1998), which loans, upon purchase by the Company, bear interest at 18% per annum and will be convertible into equity of Nextel Philippines; (iii) provide for the funding by the Company of Nextel Philippines' future capital needs, currently estimated to be $50 million for 1998, pursuant to loans that could, at the option of the Company, be converted into equity of Nextel Philippines; (iv) provide the Gotesco Group with the right to put its 20% interest to the Company for approximately $9.4 million, beginning nine months after the closing of the Philippines Partner Agreement (the "Gotesco Put"); and
(v) allow the Company to call the Gotesco 20% interest for approximately $11.6 million, if the Gotesco Group does not exercise the Gotesco Put. The ability of the Company to convert shareholders loans into equity, satisfy the Gotesco Put or call the Gotesco 20% interest is subject to applicable Philippines foreign ownership rules. See "-- The Company's Operations and
Investments -- Philippines" and "-- Corporate Governance -- Philippines."

     MARCH 1998 OFFERING. On March 12, 1998, the Company completed a private placement offering (the "March 1998 Offering") of its 12 1/8% Senior Discount Notes due 2008 (the "March 1998 Notes"). The March 1998 Offering generated aggregate net proceeds to the Company of approximately $387 million. The March 1998 Notes are noncallable for five years and require no interest payment for the first five years. The March 1998 Offering is part of the Company's financing plan designed to meet expected funding requirements that are estimated to total approximately $810 million during 1998 (the "1998 Plan"). See "-- 1998 Plan" and
Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     In connection with the March 1998 Offering, the Company consummated the Clearnet Transaction, pursuant to which a wholly owned subsidiary of Nextel Communications transferred to the Company 6,777,778 Class D Common Shares of Clearnet in exchange for 906.32 shares of Series A Preferred Stock. See "-- The Company's Operations and Investments -- Canada." Additionally, the Company issued 82.54 shares Series A Preferred Stock to a wholly owned subsidiary of Nextel Communications for consideration of $8,254,000.

     JAPAN. On March 17, 1998, the Company purchased a 21% equity interest in J-Com Co., Ltd., a digital SMR provider in Japan ("J-Com"), for a purchase price of approximately $605,000 (the "Japan Acquisition"). The Company also provided a shareholder loan of approximately $32.1 million to J-Com. J-Com has a contractual right to provide service under a sublicense covering more than 125 million POPs. DJSMR Business Partnership, a Japanese partnership in which an affiliate of Motorola is the majority partner, holds a 49% equity interest in J-Com. The remaining equity interests in J-Com are held by Nichimen Corporation, an investment firm (which holds a 25% equity interest), and ORIX Corporation, a leasing firm (which holds a 5% equity interest).

THE COMPANY'S NETWORKS

     The following table provides a brief overview of the wireless communications systems of each of the Operating Companies and MKT as of December 31, 1997 (giving effect to the Argentina Acquisition and the Peru Acquisition, but excluding the Japan Acquisition).

                           NEXTEL                                                        SUBSCRIBERS
                        INTERNATIONAL                   PROPORTIONATE       SYSTEM          AS OF           START DATE OF
        MARKET            OWNERSHIP     POPULATION(1)    POPULATION          TYPE         12/31/97       COMMERCIAL SERVICES
----------------------  -------------   -------------   -------------   ---------------  -----------   ------------------------
                                         (MILLIONS)
OPERATING COMPANIES:
  Brazil..............        77%(2)         60.0(3)         46.2       SMR/ESMR            19,000     October 1994/1998(4)
  Mexico..............       100%            45.0            45.0       SMR/ESMR            30,000     September 1993/1998(4)
  Argentina...........       100%            19.3            19.3       Paging/SMR/ESMR     16,000     April 1996/
                                                                                                       February 1997/1998(4)
  Peru(5).............      70.1%             7.0             4.9       SMR/ESMR             3,000     April 1995/1999
  Philippines.........        30%            73.0            21.9       Paging/ESMR         55,000     February 1995/1998(4)
  Canada(6)...........      19.4%            30.0             5.8       SMR/ESMR/PCS       151,000     April 1994/October 1996/
                                                                                                       October 1997
  China (Shanghai)....      12.1%(7)         14.0             1.7       GSM                 66,000     June 1995
                            ----            -----           -----                          -------
Subtotal..............                      248.3           144.8                          340,000
PENDING TRANSACTION:
  Indonesia                 37.5%(8)         19.8             7.4                               --
                            ----            -----           -----                          -------
Total.................                      268.1           152.2                          340,000
                                            =====           =====                          =======

---------------
(1) Represents estimated population of areas covered by licensed frequencies. See "-- The Company's Spectrum Position."

(2) Giving effect to the MCS Transaction, the Company through its 81% equity interest in Nextel Brazil, and Nextel Brazil's 95% equity interest in Nextel S.A., holds a 77% equity interest in Nextel S.A.

(3) Brazilian law provides that SMR service may only be provided to businesses and not to individuals.

(4) The Company currently plans to launch commercial ESMR services in Sao Paulo in the first half of 1998, in Rio de Janeiro and Buenos Aires in the second quarter of 1998, and in Mexico City and Manila in the third quarter of 1998. The timing of the Company's currently planned launch schedule depends on a number of factors, some of which are beyond the Company's control. See
    "-- The Company's Operations and Investments."

(5) Nextel Peru currently offers analog SMR services in the greater Lima area. The Company currently plans to launch commercial ESMR services in the greater Lima area in 1999. See "-- The Company's Operations and Investments -- Peru."

(6) Clearnet publicly reported that it had launched commercial ESMR and PCS services in Canada's largest urban centers in 1996 and 1997, respectively. The subscriber numbers are based on the most current subscriber counts publicly reported by Clearnet and include SMR, ESMR and PCS services.

(7) Represents the Company's share of profits from the Shanghai GSM System, which is accounted for under the cost method. The Company's share of profits was diluted from 25.2% to 12.1% in 1997 as a result of an equity investment by a new shareholder. The subscriber number is based on the most current subscriber count reported to the Company. See "-- The Company's Operations and Investments -- Shanghai, People's Republic of China."

(8) Represents the right to acquire a 37.5% equity interest in MKT upon receipt of required regulatory approval. MKT holds a provisional license for 80 SMR channels that can be converted to an operating license upon satisfaction of certain regulatory approvals.

THE COMPANY'S MARKETS

     The Company primarily targets emerging markets characterized by large, unsatisfied demand for telecommunications services, strong long-term economic growth prospects, highly concentrated population centers and favorable competitive environments.

     LARGE, UNSATISFIED DEMAND FOR TELECOMMUNICATIONS SERVICES. The emerging markets in which the Company operates are characterized by large, unsatisfied demand for telecommunications services, resulting in long waiting lists and significant delays in the installation of phone lines. In these markets, wireless communications are often a substitute for landline telephone service.

     STRONG ECONOMIC GROWTH PROSPECTS. The Company operates primarily in emerging markets that it believes offer favorable long-term economic growth prospects.

     HIGHLY CONCENTRATED POPULATION CENTERS. The Company primarily focuses its operations in major population centers of emerging markets, including Sao Paulo, Rio de Janeiro, Buenos Aires, Mexico City, Lima and Manila. These cities are characterized by extremely high population densities and a relatively high concentration of the country's wealth. In addition, vehicle traffic congestion, low landline penetration and unreliability of the telecommunications infrastructure encourage the use of wireless communications services in these cities.

     FAVORABLE COMPETITIVE ENVIRONMENTS. Although there is large, unsatisfied demand for telecommunications services in the emerging markets in which the Company operates, there are relatively few licensed wireless communications service providers currently operating in most of its markets.

COMPANY STRATEGY

     The Company's principal strategy is to grow by continuing to upgrade and expand its existing analog SMR wireless communications operations to incorporate digital wireless communications services, which will enable the Company to increase its subscriber base and revenues. The Company's strategy also involves seeking new investment opportunities in markets that satisfy the characteristics described above. The key elements of the Company's strategy are:

     CAPITALIZE ON LEADING POSITION. The Company holds licenses covering more SMR channels than any other SMR or ESMR system operator in Brazil and Argentina and believes it is among the largest SMR (and potential ESMR) service providers, based on its channel position, in its principal markets in Mexico, Peru and the Philippines.

     EXPAND BY PROVIDING DIGITAL ENHANCED SERVICES. The Company is upgrading its analog SMR networks to digital ESMR networks using Motorola's iDEN technology. The upgrade to digital networks will allow the Company to increase capacity and quality significantly and also offer, in a single digital subscriber handset, additional services and advanced features. See "-- The Company's Operations and Investments."

     PROVIDE A BROAD INTERNATIONAL NETWORK. The Company intends to deploy a broad international digital wireless network that will provide roaming capabilities on a single digital subscriber handset to its subscribers in selected markets where it provides service. By the end of 1998, the Company believes that its network will constitute one of the largest ESMR wireless communications systems in Latin America utilizing a single transmission technology. The Company's ESMR network is being designed, constructed and implemented to deliver uniform functionality under the "Nextel(TM)" brand name by providing the same package of integrated, multiple-feature digital wireless communications services throughout its network.

     BENEFIT FROM NEXTEL COMMUNICATIONS AND MOTOROLA RELATIONSHIPS. Nextel Communications is the largest SMR and ESMR provider in the United States with approximately 1,270,700 digital subscriber units in service and approximately 580,000 analog SMR units in service at December 31, 1997. The Company intends to continue to access the technology, operations, supplier relationships, network development and marketing expertise of Nextel Communications in upgrading its SMR networks to ESMR in its existing markets and in entering new markets. In addition, the Company believes that it will continue to benefit from its relationship with Motorola, which supplies Nextel Communications and the Company with iDEN equipment and related services.

     MAINTAIN ACTIVE MANAGEMENT ROLE. The Company has acquired controlling ownership and management positions in its principal markets to the extent local law does not restrict such foreign ownership or management control positions. As of December 31, 1997, the Company had a controlling interest in its Operating Companies in Brazil and Mexico, and, as of January 1998, the Company also had a controlling interest in its Operating Companies in Argentina and Peru. Where the Company holds less than a majority interest in an Operating Company, it manages its investment through contractual arrangements that ensure representation on the board of directors or comparable governing body and enable it to veto or require its approval of certain corporate actions. The Company actively participates in the management of such Operating Companies, other than in China and in Canada, by (i) selecting the key members of the local management team,
(ii) managing the system's technology and infrastructure deployment, (iii) developing business plans and marketing plans together with local management,
(iv) maintaining close working relationships with partners, suppliers, regulators and others and (v) obtaining or arranging for financing.

     PURSUE NEW INVESTMENTS IN ATTRACTIVE MARKETS. The Company is pursuing new investment opportunities in geographic areas that offer attractive market fundamentals. At present, the Company plans to focus primarily on emerging markets in Latin America and Asia.

     PARTNER WITH STRONG LOCAL GROUPS. Nextel International intends to seek strong local groups with the financial resources to invest as equity holders at the Company and Operating Company level. In addition, the Company intends to seek local partners who can play an active role in assisting the Operating Companies in securing licenses, obtaining necessary regulatory approvals and managing governmental relations for the Operating Companies.

WIRELESS TECHNOLOGY

     Currently, three systems dominate the market for wireless communications services: SMR/ESMR, cellular/PCS and paging. The Operating Companies utilize one or more of each of these forms of wireless communications. The following is a brief description of each type of wireless communications system.

  SMR/ESMR

     SMR, also referred to as "trunked radio" or wireless dispatch communications, is primarily a business communications tool, which provides cost effective point-to-multipoint or "one-to-many" voice communications. This service allows reliable, flexible and convenient communications among a defined group of users, typically within a business or "work group."

     Historically, SMR operators have generally been unable to provide mobile telephone service competitive with that provided by cellular operators because of various factors affecting SMR system capacity and voice quality. The primary factors affecting capacity and voice quality include: the smaller portion of the radio spectrum allocated to SMR; regulations and procedures that initially served to spread ownership of SMR licenses among a large number of operators in each market, thereby limiting the amount of SMR spectrum available to any particular operator; and the limitations of traditional SMR technology which employs analog transmission and a single site, high power transmitter configuration which precludes the use of any given SMR frequency by more than one caller at a time within a given service area.

     Partially as a result of the constraints on capacity, SMR operators, including the Operating Companies that offer SMR services, have traditionally emphasized radio dispatch service, which involves shorter duration communications than mobile telephone service and places less demand on system capacity. The traditional SMR market, therefore, has been oriented primarily to business customers such as contractors, service companies, security firms and delivery services that have significant field operations and need to provide their personnel with the ability to communicate directly with one another, either on a one-to-one or on a one-to-many basis. The broader market of businesses and individuals that are primarily interested in mobile telephone service has been largely beyond the reach of traditional SMR operators.

     The 800 MHz SMR spectrum in the United States and in other countries is generally adjacent and functionally equivalent to cellular frequencies. As a result, iDEN digital ESMR technology has been developed by Motorola specifically to provide digital service using the SMR frequency band. The Company intends to use iDEN technology in its ESMR networks.

     The implementation of an ESMR network utilizing iDEN digital technology involves upgrading existing 800 MHz SMR systems via two fundamental changes in system architecture. First, the analog transmission format of traditional SMR systems is replaced by a digital TDMA transmission format. Second, the single high-powered transmitter typical of traditional SMR systems is replaced or augmented by a number of low powered transmitters, dispersed across the coverage area, enabling frequency reuse. Additionally, the ESMR frequency reuse system uses a mobile switching office to enable the hand-off of transmissions from one transmitter to another as subscribers move across the coverage area.

     ESMR technology provides the capability to offer integrated wireless communications services over one network utilizing common cell and digital switching infrastructures as well as multi-functional handsets. Historically, the mobile telephone, paging, dispatch and mobile data market segments were served by discrete networks utilizing separate technologies, handsets and phone numbers despite the fact that a number of users subscribed to one or more of these services. In contrast to this historical segmentation of the wireless industry, the Company believes that ESMR technology will make it possible to integrate all such segments of wireless mobile communications.

     Motorola has developed its proprietary iDEN digital technology, which allows analog SMR networks to be upgraded to digital ESMR networks offering enhanced services such as instant conferencing (enhanced dispatch), mobile telephone (interconnect), short-text messaging with acknowledgment (alphanumeric paging) and data transmission. The iDEN technology uses a version of the Time Division Multiple Access ("TDMA") digital transmission technology used by certain providers of digital cellular services. The iDEN technology that the Company intends to deploy carries up to three voice and/or control paths per channel for the ESMR network's mobile telephone function and up to six voice and/or control paths per channel for the ESMR network's instant conferencing function.

     During the third and fourth quarters of 1996, Nextel Communications launched commercial service of its current generation iDEN ESMR networks in several markets in the United States and, during the fourth quarter of 1996, Clearnet launched commercial services of its iDEN ESMR network in the Ontario-Quebec market under the "MiKE(TM)" brand name. Since then, both Nextel Communications and Clearnet have continued expanding their iDEN digital ESMR networks in additional markets.

  CELLULAR/PCS

     Cellular telephone systems are capable of providing high-quality, high capacity voice and data communications to and from vehicle-mounted and hand-held radio telephones. Cellular telephone systems are capable of handling thousands of calls at any one time and providing service to hundreds of thousands of subscribers in any particular area.

     Cellular telephone technology is based upon the division of a given geographical area into a number of cells and the simultaneous re-use of radio channels in non-contiguous cells within the system. Each cell contains a low power transmitter-receiver at a base station that communicates by a switch that controls the routing of calls and that, in turn, is connected to the public switched telephone network. The switch enables cellular telephone users to move freely from cell to cell while continuing their calls.

     Cellular telephone systems generally offer subscribers the features offered by the most up-to-date landline telephone services. Cellular telephone systems are interconnected with the landline telephone network, which allows subscribers to receive and originate local, long-distance and international calls from their cellular telephones. As a result, cellular telephone system operators require an interconnection arrangement with the local landline telephone companies and the terms of such arrangements are material to the economic viability of the system.

     A cellular telephone system's capacity can be increased in various ways. Initially, increasing demand may be satisfied by adding available channel capacity to cells. When all available channels are used, further growth can be accomplished through a process known as cell splitting. Cell splitting entails dividing a single cell into a number of smaller cells allowing for greater channel re-use, thereby increasing the number of calls that can be handled in a given area.

     Currently, the three most widely deployed analog air-interface cellular standards include Advanced Mobile Phone System ("AMPS"), Nordic Mobile Telephone ("NMT"), and Total Access Communications System ("TACS"). The AMPS and TACS systems currently operate in the 800 and 900 MHz frequency band and the NMT systems can operate in either the 450 or 900 MHz ranges. The most prevailing air-interface standards utilizing digital technology include GSM and Digital Advanced Mobile Phone System ("DAMPS"). DAMPS systems are currently deployed in the 800 MHz frequency range and also have been employed in PCS systems constructed on the 1.8-1.9 GHz frequency ranges. DAMPS utilizes either TDMA or Code Division Multiple Access transmission techniques. Both AMPS and DAMPS are the most widely deployed systems in the Americas. GSM, which is widely deployed in Europe and Asia, can operate at either the 900 MHz or (in an upbanded variant referred to as GSM/PCS) at the 1.8-2.0 GHz frequency ranges.

  PAGING

     Paging is a well-established wireless technology, and is widely available in many countries. A paging system typically consists of a number of transmitter sites connected to a central messaging center. The messaging center receives incoming messages from the public telephone network and prepares batches of messages for transmission to subscribers. There are two basic types of paging services: numeric (digital display) and alphanumeric, which allows subscribers to receive and store messages of up to 5,000 characters consisting of both letters and numbers. Historically, paging was a one-way communication service; however, technological advances in wireless messaging have made two-way communications possible. Two-way paging systems allow message acknowledgment responses and the transmission of short data messages by the paging subscriber. In emerging markets where telephone penetration is low, paging often provides an affordable alternative to public telephone service.

     The table below illustrates some of the main differences between SMR/ESMR, cellular/PCS and paging.

                COMPARISON OF SMR/ESMR, CELLULAR/PCS AND PAGING

                                                SMR/ESMR                CELLULAR/PCS           PAGING
                                                --------                ------------           ------
Services Offered.....................  Voice, data, direct connect  Voice and data         Data only
                                       (one-to-many and             (one-to-one)           (one-to-one and
                                       one-to-one)                                         one-to-many)
Typical Frequency Range..............  800 MHz                      800 MHz (cellular)     Lowband and 931
                                                                    1.8 and 1.9 GHz (PCS)  MHz

THE COMPANY'S SPECTRUM POSITION

     The Operating Companies' current license holdings represent one of the largest international wireless footprints, covering approximately 248 million POPs as of December 31, 1997 (giving effect to the Peru Transaction, but excluding the Japan Acquisition). The Company's spectrum strategy in the short-term is to strengthen its channel position in its existing markets in Latin America and Asia (other than China). The Company will also seek to acquire SMR channels or other wireless communications spectrum in other selected urban centers having attractive economic characteristics on an opportunistic basis.

     In order to construct a digital network utilizing iDEN technology, the Company believes that at least 100 SMR channels are necessary in any given market. Generally, the Company estimates that each SMR channel has the capacity to provide service to approximately 100 subscribers using analog SMR technology. Deploying digital technology on these SMR channels will increase subscriber capacity significantly. Moreover, the Company believes its large channel position reduces capital expenditures required to upgrade to digital networks. Nextel International generally owns or has options to acquire at least 100 channels in the principal markets in which it intends to construct digital networks. In smaller markets, Nextel International will continue to focus its efforts on growing its analog SMR operations and subscriber base.

NETWORK IMPLEMENTATION, DESIGN AND CONSTRUCTION

     The Company's networks are in various stages of development. In 1997, the Company commenced the design, development and construction of its ESMR networks in Argentina, Brazil, Mexico and the Philippines.

     The Company's critical design criteria for its upgrade to ESMR networks include:

        - Contiguous wide area coverage of substantially all of the major population areas and traffic corridors in its licensed areas;

        - Signal quality comparable to that currently provided by existing cellular and/or PCS carriers in such licensed areas;

        - Call "hand-off" for mobile telephone service throughout the ESMR networks;

        - Minimization of blocked and dropped calls;

        - The ability to offer advanced features such as data transmission and message services; and

        - Cost-efficient routing of calls to minimize local interconnection costs and toll charges and to provide maximum utilization of the Company's ESMR network facilities.

     The Company believes careful frequency planning is necessary prior to commencing network construction in order to ensure satisfactory coverage over the entire ESMR network. Frequency planning involves the selection of specific areas in the Company's markets for the placement of transmitter sites and the identification of specific frequencies that will be employed at each site in the initial configuration. Sites are selected on the basis of their coverage and on frequency propagation characteristics.

     In addition to frequency planning and system design, the implementation of the proposed digital wireless networks requires site acquisition, equipment procurement, construction and equipment installation, testing and optimization. Sites are selected on the basis of their proximity to targeted customers, the ability to acquire and build the site and frequency propagation characteristics. Site procurement efforts include obtaining leases and permits and, in many cases, zoning approvals. Once the requisite governmental approvals are obtained, the preparation of each site, including grounding, ventilation, air conditioning and construction, typically takes three months, while equipment installation, testing and optimization generally takes an additional four weeks. Following commencement of system operations in a selected market, the Company expects to add new sites to its networks continually in order to improve coverage and capacity.

     In certain instances, the Company's ability to proceed with the build-out of its ESMR networks in its coverage areas or elsewhere may be subject to successful negotiation of site acquisitions or leases, the availability of equipment and receiving necessary governmental approvals. In addition, the timing of the scheduled build-out will be subject to obtaining additional financing on a timely basis and typical construction and other delays. See
"-- Risk Factors -- Significant Capital Requirements for Operations" and
"-- Expansion; Management of Growth."

MARKETING

     Nextel International markets its wireless communications services primarily to business customers and mobile work forces, such as service companies, security firms, contractors and delivery services. Companies with mobile work forces represent growing sectors of the economies in the Company's markets. These types of businesses often have the need to provide their personnel with the ability to communicate directly with one another, either on a one-to-one or one-to-many basis. By upgrading its operations to provide ESMR services, the Company will increase significantly the quality and capacity of its wireless communications networks utilizing SMR frequencies and be in a position to offer a broader array of digital wireless services to a larger customer base. For a more detailed description of the marketing focus of each Operating Company, see the "Marketing" discussion for each Operating Company under "-- The Company's Operations and Investments."

COMPETITION

     In each of the markets where the Operating Companies operate or will operate, the Company competes or will compete with other communications services providers, including landline telephone companies and other wireless communications companies. Many of the Company's competitors are well-established companies with substantially greater financial and marketing resources, larger customer bases, and better name recognition than the Company, and in certain markets may be able to provide coverage to a larger number of subscribers. In addition, many existing telecommunications enterprises in the markets in which the Operating Companies conduct business have successfully attracted significant investments from multinational communications companies. Because of their financial resources, these competitors may be able to reduce prices in order to gain market share. The Company expects that the prices it charges for its products and services will decline over the next few years as competition intensifies in its markets. Because iDEN technology is not compatible with other digital cellular or PCS technologies, the Company's customers will not be able to roam on cellular or PCS systems. For a more detailed description of the competitive factors affecting each Operating Company, see the "Competition" discussion for each Operating Company under "-- The Company's Operations and Investments." See also "-- Risk Factors -- Competition."

     In addition, the regulatory environment in the countries where the Operating Companies conduct their business impose or may impose limitations that adversely affect the Company's competitive position. Certain provisions of the Brazilian SMR regulations impose limitations or restrictions on the Company that are not imposed on other Brazilian wireless service providers. Accordingly, such regulations may limit the Company's ability to compete effectively with other wireless communications service providers in Brazil, including the operators of the Band B cellular licenses. See "-- The Company's Operations and Investments -- Brazil -- Regulatory and Legal Overview."

GOVERNMENT REGULATION

     The licensing, construction, ownership and operation of wireless communications systems, and the grant, maintenance and renewal of applicable licenses and radio frequency allocations, are regulated by governmental entities in the markets in which the Operating Companies conduct business. In addition, such matters and certain other aspects of wireless communications system operations, including rates charged to customers and the resale of wireless communications services, may be subject to public utility regulation in the jurisdiction in which service is provided. Further, statutes and regulations in certain of the markets in which such Operating Companies conduct business impose limitations on the ownership of telecommunications companies by foreign entities. Changes in the current regulatory environments in such countries, or future judicial intervention, including with respect to interconnection arrangements, requirements for increased capital investments, regulations affecting prices the Operating Companies are able to charge for their services or foreign ownership limitations, could have a material adverse effect on the Company. For a more detailed description of the regulatory environment in each of the countries in which the Operating Companies conduct business, see the "Regulatory and Legal Overview" discussion for each Operating Company under "-- The Company's Operations and Investments" and "-- Risk Factors -- Government Regulations."

THE COMPANY'S OPERATIONS AND INVESTMENTS

     The Operating Companies offer wireless communications services in Latin America (Brazil, Argentina, Mexico and Peru), Asia (Philippines and Shanghai, China) and Canada. The Company has the right to purchase a 37.5% equity interest in MKT, which holds a provisional license for 80 SMR channels in Indonesia, subject to the receipt of regulatory approval. In addition, in March 1998, the Company purchased a 21% equity interest in J-Com. See "-- Post Fiscal Year-End Transactions." See also "-- Corporate Governance."

  BRAZIL

     OPERATING COMPANY OVERVIEW. Nextel Brazil provides analog SMR services in 15 of Brazil's largest cities including Sao Paulo, Rio de Janeiro, Belo Horizonte and Brasilia under the tradename "Airlink." Nextel Brazil has over 390 SMR channels installed and operational in Brazil and operates 26 radio-antenna sites. Nextel Brazil has a centralized customer service and installation center located in Sao Paulo. As of December 31, 1997, Nextel S.A. provided service to approximately 19,000 analog SMR subscriber units.

     Nextel Brazil currently plans to launch ESMR commercial service using the "Nextel(TM)" tradename in Sao Paulo in the first half of 1998 and in Rio de Janeiro in the second quarter of 1998. The Company intends to evaluate the timing of any steps in connection with an upgrade to ESMR in Belo Horizonte and any other cities in Brazil where the Company owns or has options to acquire at least 100 channels, based on the competitive and regulatory environment. The upgrade to a digital system will increase system capacity and allow Nextel Brazil to offer a broader range of options to a larger group of business customers. System design for the greater Sao Paulo area and Rio de Janeiro is completed, construction is under way in both cities and the Company has purchased iDEN equipment from Motorola for each city. See "-- Risk Factors -- Government Regulation" and "-- Expansion; Management of Growth."

     Nextel S.A. is headquartered in Sao Paulo and has branch offices in seven other major cities. As of December 31, 1997, Nextel S.A. had 311 employees.

     MARKETING. Nextel Brazil offers both a broad range of options and pricing plans designed to meet the specific needs of its targeted business customers. It currently offers analog SMR dispatch and integrated service plans (dispatch and interconnect). The sales and marketing efforts of Nextel Brazil currently focus primarily on providing cost-effective local and regional integrated services for their analog SMR customers. In accordance with the requirements of Brazilian SMR regulations, the Company markets its services to businesses and not to individuals. The Company's target markets are businesses engaged in transportation, construction, security, services and also include utilities and government agencies. Nextel Brazil utilizes both a direct sales force as well as dealers and independent agents. It currently has over 81 direct sales representatives and 8 dealers and independent agents.

     COMPETITION. Nextel Brazil is the largest analog SMR service provider in Brazil. In addition, it has the largest SMR channel position of any other service provider in Brazil. There are a number of SMR competitors in Brazil, including MComCast (a joint venture between Comcast Corporation and Banco Garantia), Radio Movel Digital Americas, Inc. and Via Um.

     Brazil is one of the last major emerging countries to have only one cellular provider in most of its markets. Telecomunicacoes Brasileiras S.A. ("Telebras"), the government-owned holding company that controls the local telephone operators, is currently the only provider of cellular service in most of Brazil.

     PARTNER DESCRIPTION. On January 30, 1997, Nextel Communications acquired an 81% equity interest in Nextel Brazil for a purchase price of $186.3 million, which was paid with shares of Nextel Communications Class A Common Stock, and simultaneously contributed its interest in Nextel Brazil to the Company. Telcom Ventures, LLC ("Telcom Ventures") and certain affiliates of Telcom Ventures (together, the "Telcom Group") own the remaining 19% equity interest in Nextel Brazil.

     On September 26, 1997, Nextel S.A. acquired 49% percent of the capital stock of MCS, an indirect wholly-owned subsidiary of Motorola in exchange for $1.9 million and 5% of the outstanding capital stock of Nextel S.A. (which is held by Motorola International), thereby diluting the Company's effective ownership interest in its Brazilian operations to 77%. Upon the approval of the Brazilian regulatory authorities, Nextel S.A. has the option to purchase the remaining 51% of the capital stock of MCS, which will be exercisable for $3.2 million.

     REGULATORY AND LEGAL OVERVIEW. On November 3, 1997, the Brazil Ministry of Communications issued new regulations governing SMR service providers in Brazil. These new regulations (Ordinance 557, which adopted Norma 14/97 ("Norma 14/97")) impose limits on the types of customers that an SMR provider can serve, the number of telephone numbers granted to an SMR provider, the amount of interconnect traffic allowed with respect to a provider's network, the number of channels a provider can hold, and provides for consolidation of multiple licenses under one license and various technical specifications for wireless communications networks.

     On July 16, 1997, the Agencia Nacionel de Telecomunicacoes ("Anatel") was created by the General Law (as defined below) as an independent agency in charge of regulating telecommunications services and performing many of the tasks formerly performed by the Brazil Ministry of Communications. Anatel is in charge of implementing Norma 14/97, issuing specific regulations and licenses (concessions, authorizations and permissions) and applying the relevant penalties for each segment of the telecommunications services. Anatel is governed by a Board of Directors composed of five members appointed by the President of Brazil after approval by the Senate.

     Many aspects of the law, rules and regulations applicable to the Company's SMR and proposed ESMR business in Brazil are relatively new and still developing. As a result, it is difficult to determine how regulators will interpret rules or judge compliance and what if any enforcement action would be taken. The Company has had numerous meetings and discussions with various Brazilian governmental and regulatory authorities, including representatives of the Brazil Ministry of Communications and Anatel, regarding its ownership and operation of SMR frequencies and its planned launch and operation of its ESMR network in markets in Brazil. These discussions have been informal and are not binding on the regulatory authorities. Although the Company expects that further clarifying interpretations and refinements will be promulgated by the appropriate Brazilian governmental and regulatory authorities in the future, the Company believes that it has a fundamentally sound and well-informed understanding of and basis for interpreting the current regulatory framework (including Norma 14/97), and will be able to implement its business plans in Brazil substantially as currently contemplated. There can be no assurance that the Brazilian governmental and regulatory authorities, including particularly Anatel, in the future will not modify or interpret the existing regulatory framework in ways, or adopt further or replacement legislation, rules, or regulations, that could significantly restrict or otherwise materially adversely affect the Company's Brazilian operations. See also "-- Risk
Factors -- Government Regulation."

     Norma 14/97 requires that SMR service be provided only to legal entities or groups of legal entities for the performance of specific activities. SMR service may not be provided to individual subscribers and all SMR subscriber units must be capable of providing dispatch service. Under Norma 14/97, an SMR service provider must apply to the public switch telecommunications network ("PSTN") to obtain blocks of telephone numbers to be issued by such PSTN for use by the SMR service provider's subscribers. The PSTN will forward the request to Anatel and Anatel will inform the SMR provider of the allotment of numbers. The telephone numbers granted to an SMR provider by Anatel cannot exceed 50% of the total number of SMR mobile subscriber units that the SMR service provider projects to be in operation in accordance with its schedule for the deployment of services.

     Norma 14/97 prohibits an operator of a PSTN from adopting practices that inhibit competition or procedures that result in discrimination of any kind against SMR license holders. Accordingly, Norma 14/97 contemplates that each SMR provider may obtain interconnect to the PSTN pursuant to interconnect agreements with the operators of the PSTN. If interconnect negotiations do not produce an interconnect agreement within 60 days of the commencement of negotiations or if full interconnection is not implemented within 90 days of the conclusion of negotiations, either party to the negotiation may refer the matter to Anatel for resolution.

     Norma 14/97 also limits the volume of interconnect traffic for SMR service providers. Norma 14/97 provides that within an SMR service provider's network, the volume of traffic interconnected with the PSTN cannot exceed one-third of the sum of intra-network traffic volume and outgoing calls interconnected to the PSTN. For purposes of calculating the number of intra-network calls, each subscriber unit called during a one-to-many dispatch call counts as one intra-network call. The evaluation of the traffic volumes for the purposes of the above restrictions is to take place every four months. In the event that the interconnect regulations are violated by the license holders, their licenses are subject to suspension under Norma 14/97. The Company has executed an interconnect agreement with Telecomunicacoes de Sao Paulo S.A. ("Telesp") and Telebras for the provision of interconnect services on its ESMR network in Sao Paulo.

     In addition, Norma 14/97 provides that SMR license holders may not hold more than 200 SMR channels (10 MHz) in each geographic area. Norma 14/97 permits SMR licensees that are under common ownership or control to request Anatel to consolidate their SMR channels, subject to the 200 channel limitation, under one SMR licensee. The Company currently holds 210 channels in Sao Paulo and under Norma 14/97, the Company has until November 3, 1998 to eliminate channels and seek approval of the consolidation of its licenses, including those that it has options to acquire from third parties. Anatel must approve any request for consolidation within three months of receipt of such request. Although the Company has applied for approval to consolidate the ownership of its licenses, there can be no assurance that such approval will be granted by Anatel. Upon effectuation of such consolidation by Anatel, the Company intends (i) to request permission from Anatel that the SMR licensees holding the consolidated channels be merged into Nextel S.A. and (ii) to cause the SMR licensees that no longer hold SMR channels to be merged into Nextel S.A. or dissolved.

     Nextel Brazil's interest in licensees holding 1,180 of its 1,955 channels in Brazil is structured pursuant to a number of option agreements (the "Option Agreements") entered into with the shareholders of the respective corporate licensees of such channels. Pursuant to the Option Agreements, Nextel Brazil, through its subsidiaries, has acquired a minority interest in each such licensee not exceeding 49%. While Nextel Brazil has exercised the options under all of the Option Agreements, the actual transfer of the balance of the ownership interest in each such licensee is subject to approval of Anatel. Approval for change of control can only be granted after a system installation has been completed, and many of the channels that are the subject of Option Agreements have not been installed. The Company is currently conducting analog SMR system installation with regard to a significant portion of the channels that are subject to the Option Agreements. While the Company believes it will receive Anatel approval when it has met the installation requirements, no assurance can be given that such approval will be obtained. To the extent the Company is not able to acquire the balance of the ownership interest in a particular licensee, the Company believes that Nextel S.A., would be able to continue to maintain its contractual right to render managing services for the operations subject to the license held by such licensee pursuant to a service agreement and receive fees under such service agreement. However, the Company would not own such license and the Company's rights with respect to such license could be limited. There can be no assurance that Anatel would not challenge the validity of such service agreements. All of Nextel Brazil's channels in Sao Paulo are indirectly and entirely owned by Nextel S.A. and are not held pursuant to Option Agreements.

     The Company's planned launch schedule for ESMR commercial service in Sao Paulo is based on a number of important factors, the most significant of which are the receipt prior to such launch of: (i) use and operations licenses ("Operations Licenses") for the sites located in the greater Sao Paulo area;
(ii) project installation approval from Anatel and (iii) post-installation operating approval from Anatel. Applications for Operations Licenses are filed with the city government and require the approval of four separate departments, three of which are municipal departments (secretary of housing, planning bureau and secretary of construction and safety) and the fourth of which (fire department) is a state government department.

     Although the Company believes it will obtain sufficient Operations Licenses to launch commercial operation of digital ESMR services in Sao Paulo prior to the end of the first half of 1998, no assurance can be given that it will be able to do so. Any delay in obtaining Operations Licenses for the sites necessary for commercial operation of digital ESMR services in Sao Paulo or Anatel project or post-installation approvals would delay the launch of commercial ESMR service in Sao Paulo to after the first half of 1998.

     The Company has applied to Telesp to obtain a block of telephone numbers under Norma 14/97 and Nextel Brazil is awaiting the allotment of telephone numbers from Anatel.

     The Company's planned launch of ESMR commercial service in Rio de Janeiro during the second quarter of 1998 is also subject to the receipt prior to such launch of Anatel project and post-installation operating approvals as well as Operations Licenses for sites located in the greater Rio de Janeiro area. Any delay in obtaining such Operations Licenses or Anatel project or post-installation operating approvals would delay the launch of commercial ESMR service in Rio de Janeiro to after the second quarter of 1998.

     Since July 13, 1994, it had been the Brazil Ministry of Communication's practice to grant SMR licenses for a 15-year period and to renew such licenses for an equal period upon submission of an application to the Brazil Ministry of Communications. Certain of the Company's licenses granted prior to July 13, 1994 were granted for a term of five years and the Company has been informed by the Brazil Ministry of Communications that such licenses have been automatically extended for a term of 15 years from their original issuance date. Effective July 20, 1996, however, Law No. 9295 (the "Minimum Law"), modified existing law so that SMR licenses granted after such effective date are issued for a period of ten years and renewable for an additional ten-year period upon submission of an application to the Brazil Ministry of Communications. The reduction to ten years of the term and renewal periods for the licenses was confirmed by Decree No. 2197, effective April 19, 1997. In either case, a license will be renewed absent existing violations of applicable rules and regulations and upon application 18 months prior to the expiration of the license. All of the Company's licenses were granted prior to July 20, 1996. Notwithstanding the Minimum Law, a bill was signed into law on July 16, 1997 (the "General Law"), which, among other things, revokes several provisions of the Minimum Law, including the ten-year license term. Pursuant to the General Law, absent any new regulations, existing SMR licenses will remain valid for the term for which they were issued. However, to be renewed or extended, the term of the licenses must be adapted to comply with the General Law. The General Law does not specify the term of renewal or extension of SMR licenses.

     The Brazil Ministry of Communications has previously established comprehensive operating standards and requirements applicable to SMR licensees, which remain in effect notwithstanding the enactment of Norma 14/97. A license holder of SMR channels is required to meet certain installation and minimum loading requirements. Failure to comply with such requirements may subject the licenses relating to such channels to revocation by the Brazil Ministry of Communications. Certain SMR equipment must be installed within 12 months after receiving an SMR license from the Brazil Ministry of Communications. Additional installation time may be permitted if more than four repeater stations are being installed. The installation time also may be extended at the discretion of the Brazil Ministry of Communications if circumstances beyond the control of the licensee contribute to the delay. Under the former rules, which still apply to the Brazilian operating companies' SMR licenses, the period for installation of the equipment was 12 months, which could be extended, in case of occurrence of events beyond the control of the license holder, at the discretion of the Brazil Ministry of Communications. Further, installation cannot be extended for longer than six months after the agreed upon installation date. The Brazil Ministry of Communications requires each channel to be loaded with 30 SMR radios within six months of the completion of the installation, and with 70 SMR radios within four years of such date. The Brazilian operating companies currently are not in compliance with applicable installation deadlines and minimum loading requirements with respect to licenses covering 545 channels, all of which are outside of Sao Paulo. Requests for extensions of the deadlines relating to all such licenses have been filed with the Brazil Ministry of Communications, except for channels where the Brazilian operating companies failed to comply with applicable installations requirements due to television frequency interference, for which extensions were granted automatically by statute. No responses, however, have been received to date with respect to such requests. There can be no assurance that the Brazil Ministry of Communications will not take action in response to such failure to comply, which would have an adverse effect on Nextel Brazil.

     Any Brazilian company headquartered in Brazil is eligible to obtain licenses to operate SMR services and there are no limitations on foreign ownership of such companies. However, under Decree No. 2197, SMR licenses can only be obtained pursuant to a public bid.

     On February 20, 1997, the Brazilian Ministry of Communications released the new SMR Rules (the "New SMR Rules") (i) permitting the combination of adjacent channels in certain frequencies in the 400 MHz, 800 MHz and 900 MHz band and
(ii) mandating the use of digital technology for SMR systems operating in channels 401 to 600 of the 806-821 MHz and 851-866 MHz bands. The New SMR Rules also provide that channels, which have already been assigned to licensees, including the Company, will be the object of a study addressing the prospective regrouping of such channels for application in systems using digital technology. In addition, Norma 14/97 established that the Brazil Ministry of Communications by request of all permit holders involved can change the SMR channels consigned to a particular holder provided that this alteration: (a) does not involve channels intended exclusively for digital modulation techniques, according to the SMR implementation planning; (b) exclusively includes channels already consigned to the interested parties; (c) involves only channels that are in the same radio frequency band and refer to the same service rendering area; and (d) provides each of the permit holders involved with the same number of consigned channels. Because the New SMR Rules allow SMR operators to combine adjacent channels to create contiguous blocks and may provide for a regrouping of SMR channels to create more contiguous blocks in the future, SMR operators may have additional technology choices available to them. Although the Company does not believe that the New SMR Rules will materially affect its technology decisions or the attractiveness of Nextel Brazil's product or service offerings, the New SMR Rules and technology decisions by other SMR operators, including existing and future competitors, may increase competition in Brazil.

     From June 1997 to February 1998, the Government of Brazil awarded Band B cellular licenses covering four of the ten areas throughout Brazil, including the city of Sao Paulo, pursuant to the Band B Rules released January 13, 1997. The Band B Rules divide the country into ten regions for the auction of Band B cellular licenses. Under the Band B Rules, a cellular license winner can provide service in only one major Brazilian market and one secondary market (e.g., the winner of the Sao Paulo license will be precluded from owning the Rio de Janeiro license). In addition, future licensing and commencement of cellular services will not be permitted until December 31, 1999, except by the existing Brazilian cellular system operator, Telebras, and the holders of the Band B cellular licenses. Some of the largest telecommunications companies in the world have been and are expected to be granted cellular licenses in the Band B auction, which will result in significant competition in the Company's Brazilian markets. The Company does not believe that the Band B Rules are applicable to its planned ESMR operations in Brazil. There can be no assurance, however, that Anatel or companies bidding for Band B licenses will not challenge the Company's offering of ESMR services before December 31, 1999. In addition, companies bidding for the Band B licenses may request that the December 31, 1999 date be extended or seek clarification as to the applicability of the Band B Rules to ESMR services. Such a challenge, if successful, would have a material adverse effect on the Company's competitive position in Brazil and on its business and results of operations.

     On April 26, 1997 and in the beginning of June 1997, news reports appeared in the Brazilian newspapers and international wire services that an anonymous source had forwarded to the Brazil Ministry of Communications a copy of the Company's offering memorandum prepared in connection with the March 1997 Offering and a letter alleging that the Company was operating in Brazil without authorization of the Brazil Ministry of Communications. Based on these allegations, the Brazil Ministry of Communications sent to the Company a copy of the letter requesting its comments regarding the allegations. On June 6, 1997, the Company sent to the Brazil Ministry of Communications a letter in response to the allegations. The Company has not received any further inquiry or comment from the Brazil Ministry of Communications or Anatel regarding such allegations. The Company believes that the then current regulatory framework permitted the operation of its then existing business in Brazil and believes that the provisions of Norma 14/97 further support that belief.

     The purchase and sale of foreign currency in Brazil are subject to governmental control. There are two foreign exchange markets in Brazil that are subject to Central Bank of Brazil regulations. The first is the commercial/financial floating exchange rate market which is reserved generally for (i) trade-related transactions, such as import and export transactions; (ii) registered foreign currency investments in Brazil; and (iii) certain other transactions involving remittances abroad. The second is the tourism floating exchange rate market. The commercial/financial exchange market is restricted to transactions, which require prior approval of the Brazilian monetary authorities. Both markets operate at floating rates freely negotiated between the parties. The purchase of currency for repatriation of capital invested in the country and for payment of dividends to foreign shareholders of Brazilian companies is made in the commercial/financial floating market, provided that the original investment of foreign capital and capital increases were registered with the Central Bank of Brazil. In this case, there are no significant restrictions on the repatriation of share capital and remittance of dividends. The majority of the capital of Nextel S.A., the Brazilian subsidiary through which any dividends are expected to flow, has been registered with the Brazilian monetary authorities, and Nextel S.A. intends to structure future capital contributions to Brazilian subsidiaries to maximize the amount of share capital and dividends that can be repatriated through the commercial financial exchange market. There can be no assurance that Nextel S.A. can repatriate through the commercial financial exchange market share capital and dividends on foreign investments that have not been registered.

     Brazilian law provides that whenever there is a material imbalance or a serious risk of a material imbalance in Brazil's balance of payments, the Brazilian government may, for a limited period of time, impose restrictions on the remittance by Brazilian companies to foreign investors of the proceeds of investments in Brazil. The Brazilian government may also impose restrictions on the conversion of Brazilian currency into foreign currency. Any such restrictions may hinder or prevent the Company from purchasing equipment required to be paid for in any currency other than Brazilian reais. Under current law, there is a 15% withholding tax on interest payments. Dividends paid out of profits generated after December 31, 1996 are currently not subject to withholding tax.

  MEXICO

     OPERATING COMPANY OVERVIEW. Nextel Mexico began commercial analog SMR operations in September 1993 under the brand name "Tricom." Nextel Mexico, through its subsidiaries and management agreements, provides analog SMR services in 15 cities and along a number of major highways. As of December 31, 1997, Nextel Mexico provided service to approximately 30,000 analog SMR subscriber units. The cities in which Nextel Mexico holds SMR licenses include: Mexico City (with a total of 204 channels representing approximately 10 MHz), Guadalajara (with a total of 60 channels) and Monterrey (with a total of 25 channels). As of December 31, 1997, Nextel Mexico had 56 analog SMR transmitter sites in operation. Nextel Mexico has deployed Motorola, Uniden, Nokia and General Electric technology in its analog SMR networks.

     Nextel Mexico currently plans to launch commercial service in Mexico City on its ESMR network in the second quarter of 1998 under the brand name "Nextel(TM)." While migrating its analog SMR customers in

Mexico City to the digital network, the Company plans to operate parallel digital and analog networks. As part of the migration process, the company will encourage its higher usage customers to convert to the digital ESMR network so they can benefit from the broader range of service offerings. Digital service offerings will include interconnect services, dispatch radio and paging using one multi-functional handset. Initially, the company will target the mobile workforce, which it believes will be the most likely users of its ESMR network's integrated services.

     Nextel Mexico's assets also include 1,040 channels in the 400 MHz frequency band covering central and northern Mexico. Nextel Mexico currently is considering a sale of its 400 MHz channels that are not central to Nextel Mexico's business plan. In addition, Nextel Mexico has built a digital microwave network throughout central and northern Mexico to provide long distance services for its customers. The Company has entered into arrangements for the lease of excess capacity on its digital microwave network with Telecomunicaciones Globales, S.A. de C.V., a company in which the Company holds a 3.0% equity interest.

     In 1995 and 1996, Nextel Mexico experienced high rates of churn (reaching an average of 3.7% per month over the two-year period), which the Company believes was caused primarily by the economic downturn in Mexico. Further, the company suffered from a high level of bad debt expense. To address these problems, Nextel Mexico's board of directors appointed a new chief operating officer in the fourth quarter of 1996. The primary short-term objectives of the company were to: (i) implement a plan to reduce overall operating expenses; (ii) build a high quality customer base and focus on maximizing profitability rather than building market share; and (iii) establish a high level of customer service, comparable in quality to the customer service provided by wireless communications companies in the United States. Since the appointment of the new chief operating officer, the bad debt expense has decreased significantly.

     Nextel Mexico is headquartered in Mexico City and has branch offices in Guadalajara, Monterrey and Tijuana. As of December 31, 1997, Nextel Mexico had 215 employees in Mexico.

     MARKETING. Nextel Mexico offers its analog SMR customers a broad range of services and pricing plans designed to meet the specific needs of these customers. Nextel Mexico offers both dispatch only and integrated service plans (dispatch and interconnect) on its analog SMR network. These plans include sale or rental of various models of handsets. The basic price package consists of a monthly fee and interconnect and dispatch charges depending on minutes of use. Unlike many SMR providers, the Company sells the majority of its handsets instead of leasing handsets.

     Nextel Mexico's sales and marketing efforts focus primarily on providing cost-effective local and regional analog SMR dispatch radio services to its target customers, which are generally businesses engaged in manufacturing and distribution. Nextel Mexico markets its analog SMR services through a multichannel distribution network including direct sales representatives and independent dealers. Direct sales representatives account for approximately 30% of new customers and distributors account for approximately 70%.

     COMPETITION. Nextel Mexico is the largest SMR provider in Mexico, both in terms of channels and subscribers and has an approximately 30% market share. The second largest SMR operator in Mexico is Radiocel, S.A. de C.V., with a 27% market share. Other significant operators include Intercom and Multicom. The Mexican cellular market is divided into nine regions and there are two cellular licensees per region. Telefonos de Mexico, S.A. de C.V. ("Telmex"), Mexico's national telephone company, has a nationwide cellular license. In the Mexico City region and throughout most of the southern portion of Mexico, the second cellular carrier is Iusacell, S.A. de C.V. (a joint venture controlled by Bell Atlantic). In the northern part of Mexico, cellular carriers include Movitel S.A. de C.V., Cedetel, Norcel and Baja Celular Mexicana. Motorola is a shareholder of each of the foregoing companies. Poctatel del Sureste is also active in Southern Mexico.

     As part of its drive to improve and increase Mexican telecommunications services, the Mexican government has announced its intention to auction a number of licenses to provide wireless communications services, including licenses for dispatch services in the 900 MHz frequency band, for narrowband dispatch services in the 220 MHz frequency band and for PCS. These auctions, which are anticipated to occur during 1998, will increase the number of actual and potential competitors that Nextel Mexico will face.

     REGULATORY AND LEGAL OVERVIEW. The Secretary of Communications and Transportation (the "SCT") regulates the telecommunications industry in Mexico. Since early 1994, the Mexican government has been deregulating the telecommunications industry in order to improve the quality and expand the coverage of telecommunications services. The Mexican government has stated its intention to increase competition within the telecommunication industries and its desire to attract foreign investment for the purpose of improving Mexico's telecommunications infrastructure. Mexico's Federal Telecommunications Law (the "Mexican Federal Telecommunications Law"), which became effective in June 1995, outlines the broad rules for opening the local and long distance service markets to competition.

     The Mexican Federal Telecommunications Law requires that all telecommunications licenses (referred to as "concesiones" in Mexico) must be owned by entities that do not have more than 49% of their voting equity interest owned by non-Mexican entities. Although such 49% limitation existed prior to the enactment of the Mexican Federal Telecommunications Law for certain types of telecommunications licenses, SMR licenses issued prior to the effectiveness of the legislation could be owned by entities wholly owned by non-Mexicans. Nextel Mexico believes that in accordance with the terms of the Mexican Federal Telecommunications Law and Mexican constitutional law principles, the 49% limitation on non-Mexican participation does not apply to the SMR licenses in which it had an interest at the time of the effectiveness of the Mexican Federal Telecommunications Law. Consistent with this view, in May 1996, the SCT amended all of the 800 MHz SMR licenses issued prior to the effective date of the Mexican Federal Telecommunications Law in which Nextel Mexico had an interest to delete a provision limiting non-Mexican participation to 49%. Accordingly, all of the 800 MHz SMR licenses in which Nextel Mexico has an interest, except for one license covering 10 channels along a major highway from Mexico City to Guadalajara, were amended to remove the 49% foreign-ownership limitation. Although licenses to provide cellular services are also subject to the 49% limitation on foreign ownership, the Mexican Federal Telecommunications Law explicitly provides for a waiver procedure of such limitations for cellular providers upon receipt of a favorable opinion from the Mexican National Foreign Investments Commission. Unless the Nextel Mexico obtains a waiver with respect to the 49% limitation on foreign ownership with respect to the license covering the 10 channels between Mexico City and Guadalajara or is otherwise able to structure future SMR license acquisitions to comply with such limitation, the provisions of the Mexican Federal Telecommunications Law will prevent the Company from having a controlling interest in such license and/or obtaining a controlling interest in additional licenses, including licenses for additional channels needed to build-out digital mobile networks in markets outside of Mexico City.

     The Mexican Federal Telecommunications Law provides all wireless services providers with the right to interconnect to the public switched network operated by Telmex. Certain telecommunications companies, however, have had difficulty obtaining interconnect services from Telmex despite negotiating and executing an interconnect agreement with Telmex. Nextel Mexico has entered into interconnect agreements with Telmex for analog SMR service and currently provides interconnect services through Telmex to a limited number of its analog SMR subscribers. Nextel Mexico plans to increase subscriber interconnection significantly as it upgrades its analog SMR network to an ESMR network. Any failure to enter into an interconnect agreement with Telmex or to obtain interconnect services from Telmex after entering into such agreement will delay Nextel Mexico's commercial launch of ESMR services and would have a material adverse effect on its results of operations. See also "-- Risk
Factors -- Government Regulation."

     Mexican companies may remit dividends and profits outside of Mexico if the Mexican company meets certain distribution and legal reserve requirements. A Mexican company must distribute 10% of its pretax profits to employees and allocate 5% of net profits to the legal reserve until 20% of the stated capital is set aside. Although the Company's investment in Nextel Mexico is registered with the Mexican National Registry of Foreign Investments, registration is no longer a prerequisite for the remittance of dividends and profits outside of Mexico. Under Mexican corporate law, approval of a majority of shareholders of a corporation is required to pay dividends. Dividends paid by Nextel Mexico to its U.S. shareholders are subject to a 10% withholding tax unless Nextel Mexico chooses to pay the Mexican corporate income tax on the net earnings from which the dividends are being paid. Interest paid by Nextel Mexico to U.S. residents is subject to a 10% withholding tax.

  ARGENTINA

     OPERATING COMPANY OVERVIEW. Nextel Argentina has 240 SMR channels (12 MHz) in Buenos Aires, 200 SMR channels (10 MHz) in each of Cordoba, Rosario and Mendoza and an additional 20 SMR channels in each of Mar del Plata and Tucuman. The Company believes its channel position will allow Nextel Argentina to compete effectively with other wireless communications providers. Nextel Argentina also operates a paging business and offers paging services in Buenos Aires and Mar del Plata under a nationwide paging license.

     In February 1997, Nextel Argentina launched commercial analog SMR service in Buenos Aires. In the second quarter of 1997, the company began offering commercial analog SMR service in Cordoba and Rosario. As of December 31, 1997, Nextel Argentina provided service to approximately 12,000 analog SMR subscriber units and 4,000 paging subscriber units.

     Nextel Argentina plans to construct an ESMR network in Buenos Aires, Cordoba, Rosario and Mendoza utilizing Motorola's iDEN technology. The Company currently plans to launch its commercial ESMR service in Buenos Aires in the second quarter of 1998. While migrating its analog SMR customers to the digital ESMR network, the company plans to operate parallel digital and analog networks. As part of the migration process, the company will encourage its higher usage customers to convert to the digital ESMR network so they can benefit from the broader range of service offerings. The company's ESMR network service offerings will include interconnect services and dispatch radio and paging, using one multi-functional handset. Initially, the company will target the mobile workforce, which it believes will be the most likely users of its ESMR network's integrated service offerings.

     Nextel Argentina is headquartered in Buenos Aires. As of December 31, 1997, Nextel Argentina had 152 employees.

     MARKETING. Nextel Argentina currently offers analog SMR dispatch and interconnect service utilizing both Motorola and Ericsson equipment. Service offerings include private call, call alert and scanning. The company differentiates itself from other analog SMR providers by providing extensive service coverage and maintaining a high level of customer service. The company has a centralized customer service and installation center located in Buenos Aires.

     Nextel Argentina's analog SMR service is designed to be a business tool for the mobile workforce in its Argentine markets. The company focuses its marketing efforts on businesses that have a need for mobile communications, such as trucking and transportation companies, real estate firms, construction companies, suppliers and distributors and security companies. Nextel Argentina is in the process of developing a distribution network and believes a strong direct sales force is essential to reaching potential business customers. At December 31, 1997, the company had a direct sales force consisting of 37 sales representatives. In addition, the company has contracted with independent dealers to market Nextel Argentina's products and is providing extensive training to each of its distribution channels in order to ensure a high level of customer satisfaction.

     COMPETITION. The two largest SMR providers in Argentina, as measured by subscribers, are owned by Movicom (a joint venture that includes BellSouth Corporation and Motorola) and Miniphone S.A. ("Miniphone") (a joint venture among the two Argentine telephone companies, Telefonica de Argentina S.A. and Telecom Argentina STET-France Telecom S.A.) and operate under the tradenames "Movilink" and "Starcom," respectively. Movicom owns 100 SMR channels in Buenos Aires and 40 SMR channels in each of the three other major cities. In addition to operating various SMR networks, Movicom also operates an iDEN system in Buenos Aires. Movicom's iDEN-based digital ESMR system utilizes the higher-capacity, "first-generation" voice algorithm system. Starcom owns and operates 60 channels in Buenos Aires and additional SMR channels in two other major cities. There are two cellular service providers in each of the major markets in Argentina. In Buenos Aires, the two service providers are Movicom and Miniphone. In 1996, over 425,000, or 64%, of Argentina's cellular subscribers were located in Buenos Aires. In the northern region of Argentina, the two cellular service providers are Compania de Telefonos del Interior S.A. ("CTI") (a joint venture that includes GTE and Lucent Technologies, Inc.) and Telecom Personal S.A. (a wholly owned subsidiary of

Telecom Argentina STET-France Telecom S.A.). In the southern region of Argentina, the two cellular service providers are CTI and Telefonica Comunicaciones Personales S.A., a wholly owned subsidiary of Telefonica de Argentina S.A., which operates under the name UNIFON.

     The company expects additional competition following the auction of PCS licenses, which has been temporarily postponed but is expected to occur during 1998.

     REGULATORY AND LEGAL OVERVIEW. The Comision Nacional de Comunicaciones ("CNC") and the Argentine Secretary of Communications are the Argentine telecommunications authorities responsible for administration and regulation of the SMR industry.

     CNC regulations require SMR operators to build out their channels within 12 months of the channel authorization issuance if the system is multi-site and to guarantee their performance by posting a letter of credit equivalent to the price paid in the spectrum auction. The letter of credit is released once the installation and activation of the SMR site or sites have been verified by the CNC. Nextel Argentina has built out its channels in a timely fashion and the letters of credit posted by Nextel Argentina in connection with its prior build-out obligations have expired and are not required to be replaced. In December 1997, Nextel Argentina acquired an additional 60 SMR channels in Buenos Aires in a public auction. Nextel Argentina posted a $12 million letter of credit and is required to complete the build out of such channels within 12 months.

     SMR licenses have an indefinite term, but are subject to revocation for violation of applicable regulatory rules as discussed below. SMR service must commence within six months to one year after receipt of the channel assignment (depending on the type of network configuration). Failure to meet service or loading requirements can result in revocation of the channel authorizations. The CNC will revoke the licensee's license upon the finding of a third breach by a licensee of service requirements. Licenses and channel authorizations may be revoked for violation of other regulatory authority rules and regulations. All SMR channel holders that received their channel authorizations pursuant to the November 1995 SMR auction, including Nextel Argentina, were granted an extension to December 1997 from the original December 1996 deadline to meet initial loading requirements. The Company met the initial loading requirements in Buenos Aires by the deadline and believes it will retain its rights to substantially all of its licenses in its other Argentine markets. Argentina imposes no limitation on foreign ownership of SMR licenses.

     SMR providers are assured interconnection with the PSTN pursuant to the terms of the tender rules under which the channels were awarded, as well as pursuant to applicable laws. Furthermore, interconnection with the PSTN must be on a nondiscriminatory basis. On February 2, 1998, Nextel Argentina executed an interconnect agreement with Telefonica de Argentina S.A.

     Under current law, Argentine currency is convertible into U.S. dollars without restrictions, and Argentina has a free exchange market for all foreign currency transactions.

     Under applicable Argentine corporate law, dividends may be paid only from liquid and realized profits as shown on the company's financial statements prepared in accordance with Argentine generally accepted accounting principles. Five percent of such profits must be set aside until a reserve equal to twenty percent of the company's capital stock has been established. Subject to these requirements, the balance of profits may be declared as dividends and paid in cash pursuant to a majority vote of the shareholders. Under current law, there is a 13.2% withholding tax on interest payments and no withholding taxes on dividends.

  PERU

     OPERATING COMPANY OVERVIEW. Nextel Peru provides analog SMR services in the greater Lima area under the tradenames "Dualcom" and "Mastercom." Nextel Peru's subsidiaries have an aggregate of 138 SMR channels (6.9 MHz) in the greater Lima area. As of December 31, 1997, Nextel Peru provided service to approximately 3,000 analog SMR subscriber units.

     Nextel Peru plans to construct an ESMR network in the greater Lima area utilizing Motorola's iDEN technology and expects to launch commercial ESMR service in 1999. Nextel Peru must file an application with the Ministry of Transportation, Communications, Housing and Construction of Peru (the "Peruvian

Ministry of Communications") to begin operation of ESMR services. Based upon the current legal and regulatory framework, Nextel Peru expects such application to be granted, although no assurance can be given. While migrating its analog SMR customers to the digital network, the company intends to operate parallel digital and analog SMR networks. As part of the migration process, the company will encourage its higher-usage customers to convert to the digital network so they can benefit from the broader range of service offerings. Digital service offerings will include interconnect services, dispatch radio and paging using one multi-functional handset. In order to begin offering data and paging transmission services, Nextel Peru must apply for specific authorizations from the Peruvian Ministry of Communications, which the Company expects will be granted based on the current legal and regulatory framework, although no assurance can be given. Initially, the company will target the mobile workforce, which it believes will be the most likely users of iDEN's integrated service offerings.

     Nextel Peru is headquartered in Lima. As of December 31, 1997, Nextel Peru's subsidiaries had an aggregate of 34 employees.

     MARKETING. Nextel Peru offers its customers a broad range of services and pricing plans designed to meet the specific needs of its customers. Nextel Peru offers both dispatch only and integrated service plans (dispatch and interconnect). These plans include sale or rental of various models of handsets. The basic price package consists of a monthly fee and interconnect and dispatch charges depending on minutes of use.

     Nextel Peru's sales and marketing efforts focus primarily on providing cost-effective local dispatch radio services to its target customers, which are businesses such as trucking and transportation companies, manufacturing companies, distributors and construction companies.

     To establish brand identity, Nextel Peru plans to undertake a promotional advertising campaign targeting the business segment of the market. In addition to advertising, the company initially will rely heavily on its direct sales force to educate potential customers on the benefits of using Nextel Peru's services.

     COMPETITION. The largest SMR provider in Peru, as measured by subscribers, is Radio Trunking del Peru. Nextel Peru is the country's second largest SMR provider. Tele 2000 and Telefonica del Peru are Peru's two cellular operators. Telefonica del Peru (a joint venture between Telefonica Internacional of Spain and Peruvian investors) provides nationwide coverage and operates under the brand name "Moviline." Tele 2000 (a joint venture between BellSouth and Peruvian investors) offers service in the greater Lima area, and recently established nationwide roaming agreements with Telefonica del Peru. Tele 2000 operates under the brand name "Celular2000."

     PARTNER DESCRIPTION. The Company's partners in Nextel Peru are Motorola International, which holds approximately 19.9%, and a Peruvian individual who holds 10% of the capital stock of Nextel Peru.

     REGULATORY AND LEGAL OVERVIEW. The Organismo Supervisor de Inversion Privada en Telecomunicaciones ("OSIPTEL") and the Peruvian Ministry of Communications regulate the telecommunications industry in Peru. OSIPTEL is responsible for overseeing private investments in the telecommunications industry and the Peruvian Ministry of Communications grants telecommunications licenses and issues regulations governing the telecommunications industry. In 1994, the Peruvian government began to deregulate the telecommunications industry in order to promote free and open competition for the provision of telecommunications services. The Telecommunications Law of Peru (the "Peruvian Telecommunications Law"), the general regulations thereunder (the "Peruvian General Regulations") and the specific regulations governing trunking services outline the rules for the operation of SMR services in Peru.

     In Peru, SMR and paging service providers are granted licenses for twenty-year terms, which may be extended for an additional 20-year term (subject to compliance with the terms of the license). SMR and paging licenses may also be revoked prior to expiration for violations of applicable regulatory rules as discussed below. SMR and paging licensees must comply with a five-year minimum expansion plan that sets forth the minimum loading requirements for the licensees (the "Minimum Expansion Plan"). The Minimum Expansion Plan may be amended at the licensee's request at the end of the first and second years of the license terms if the licensee determines that market demand for its services is insufficient for the licensee to meet the requirements of the Minimum Expansion Plan. Failure to meet the Minimum Expansion Plan may result in revocation of the licenses. Licenses and channel authorizations may be revoked for violation of other regulatory authority rules and regulations. Nextel Peru failed to meet the Minimum Expansion Plan for 1997, but it has filed requests for modification of such Minimum Expansion Plan for the licenses in question. To date, Nextel Peru has not received a response from the Peruvian Ministry of Communications with regard to its requests for modification.

     Pursuant to the Peruvian General Regulations, all wireless telecommunications licensees have the right to interconnect to the PSTNs. Furthermore, interconnection with the PSTN must be on an equal and nondiscriminatory basis and the terms and conditions of interconnect agreements must be negotiated in good faith between the parties in accordance with the interconnect regulations and procedures issued by OSIPTEL. Nextel Peru intends to begin negotiating interconnect agreements with the applicable parties later in 1998. Peru imposes no limitation on foreign ownership of SMR or paging licenses or licensees.

     Under current law, Peruvian currency is convertible into U.S. dollars without restrictions, and Peru has a free exchange market for all foreign currency transactions. Nextel Peru is currently negotiating a legal stability agreement with the Peruvian government, which, among other things, would guarantee free conversion of foreign currency for Nextel Peru and its shareholders for a period of 10 years.

     The payment and amount of dividends on the company's common stock is subject to the approval of a majority of the shareholders at a mandatory meeting of the shareholders of the company, as well as to the availability of earnings to distribute determined in accordance with Peruvian GAAP. According to Peruvian corporate law, interim dividends may be distributed subject to the prior approval of the shareholders' meetings.

     Available earnings are subject to the following priorities: (i) the mandatory employee profit sharing of 10% of pre-tax profits and (ii) 10% of the net profits must be allocated to a legal reserve, which is not further available for use except to cover losses in the profit and loss statement. The latter obligation remains until the legal reserve constitutes 20% of the capital stock. After the legal reserve has been allocated, the shareholders at a shareholders' meeting can then allocate any portion of the net profits to any special reserve. The remaining amount of the net profits is available for distribution.

     Dividends paid by Nextel Peru to its U.S. shareholders are not subject to withholding tax and interest paid by Nextel Peru to U.S. residents is subject to a 30% withholding tax.

     Under Peruvian labor law, any telecommunications company with more than 20 employees is required to distribute among its employees 10% of its annual pre-tax profits. Neither Nextel Peru nor any of its subsidiaries currently have more than 20 employees.

  PHILIPPINES

     OPERATING COMPANY OVERVIEW. Nextel Philippines owns nationwide licenses (with a total of 100 channels representing approximately 5 MHz), to provide SMR, ESMR and paging services. Nextel Philippines commercially launched paging services in February 1995 under the brand name "Infopage(TM)." Nextel Philippines currently offers paging coverage across Metropolitan Manila and Subic Bay. The company provided service to approximately 55,000 paging subscriber units at December 31, 1997 and was the third largest paging company in the country.

     Nextel Philippines has a nationwide SMR license and is currently constructing a digital ESMR network utilizing Motorola's iDEN technology. Nextel Philippines plans to launch commercial ESMR service in Metropolitan Manila during the third quarter of 1998.

     Nextel Philippines is headquartered in Metropolitan Manila. As of December 31, 1997, Nextel Philippines had 915 employees of which 560 were operators serving its paging customers.

     MARKETING. Nextel Philippines offers both alphanumeric and numeric paging services utilizing Motorola's FLEX technology and differentiates itself from its competitors by offering a variety of value-added services including secretarial services, voice mail, call forwarding, fax mail and group call. Moreover, the company places considerable emphasis on providing a high level of customer service through its customer service center located at the company's headquarters in Manila.

     Paging services in the Philippines are targeted at both the business and consumer segments. Nextel Philippines has developed a comprehensive and diverse distribution network and believes that such a diverse distribution mix will contribute to an increased growth in its subscriber base. In order to capture the consumer segment and create brand awareness, Nextel Philippines has 14 owned and operated retail outlets, primarily located within large shopping malls, that exclusively carry the company's products. To target the business segment, the company has a direct sales force of 80 people. Finally, the company has contracted with five major dealers and 75 sub-dealers to market its Infopage products.

     Nextel Philippines' ESMR business will target the larger business customers in its markets. The company will focus on building profitability rather than building market share in a similar fashion to its efforts in its paging business. Within the business segment, the company believes the mobile workforce including construction, service, real estate and sales companies will be the most likely users of the ESMR network's integrated service offerings.

     Although the company intends to fully utilize its established paging distribution network and leverage Infopage's brand recognition, the company also intends to substantially augment its direct sales force in order to effectively target other business customers. The company has begun to formulate a strategy for its pricing plans and aims to charge a premium to low usage subscribers and a slight discount to high usage subscribers while offering a significantly greater number of services.

     COMPETITION. There are two major SMR license holders in the Philippines, each owning 100 channels nationwide, and 12 licensed paging operators. Nextel Philippines believes that it is uniquely positioned to compete effectively in the Philippines as a result of its nationwide SMR license and its fast-growing paging business. There are currently five cellular providers with nationwide licenses in the Philippines, two of which are AMPS operators, one of which is a TACS operator and two of which are GSM operators. Pilipino Telephon Corporation ("Piltel"), the operator of the PSTN, is the largest cellular provider, with an approximately 40% market share. As part of its effort to improve teledensity, the government requires cellular providers to meet certain landline buildout requirements, which require the installation of 400,000 telephone lines. This represents a significant investment for each of these providers. See
"-- Regulatory and Legal Overview."

     PARTNER DESCRIPTION. The Company's partners in Nextel Philippines currently include affiliates of American International Group, Inc. (collectively, "AIG"), which hold 10% of the outstanding shares of Nextel Philippines, and the three Philippines Shareholders who hold the remaining 60% of the capital stock of Nextel Philippines, including the Gotesco Group, which owns a 20% interest in Nextel Philippines. AIG has notified the Company that it has exercised its right to sell its 10% in Nextel Philippines back to the Philippines shareholder from which it had originally purchased such interest.

     The Company and the Philippine Shareholders have reached an agreement in principle and are in the process of finalizing definitive documentation regarding the Revised Corporate Structure and related matters. See "-- Post Fiscal Year-End Transactions and Developments -- Philippines" and "-- Corporate Governance -- Philippines."

     REGULATORY AND LEGAL OVERVIEW. In the Philippines, the telecommunications industry is principally governed by Republic Act No. 7925 (the "Telecoms Act") enacted on March 1, 1995. Under the Telecoms Act, the National
Telecommunications Commission (the "Philippines National Commission"), an agency under the Department of Transportation and Communications, is mandated to regulate the telecommunications industry.

     Engaging in telecommunications operations requires a franchise from the Philippine Congress, which is the country's legislative body. After securing a Congressional franchise, a franchise holder must apply to the Philippines National Commission for an operating license called a Certificate of Public Convenience and Necessity ("CPCN"). The grant of a CPCN goes through a process of public notice and hearing. After receipt of an application for a CPCN for a particular telecommunications service, and pending its legal, technical and financial evaluation through a public hearing, the Philippines National Commission will initially issue a provisional authority ("PA"), which serves as a temporary operating permit for the particular telecommunications services applied for. Pursuant to the PA an applicant can commence construction and commercial operations. Nextel Philippines has a PA authorizing it to operate a nationwide digital trunked radio dispatch communications system. Nextel Philippines' PA is subject to revocation for failure to (i) operate continuously for two years or (ii) commence operations within two years of the issuance of the PA. Under the terms of its PA, as amended, Nextel Philippines is required to commence digital ESMR trunking services by January 20, 1999. The Company expects to commence services in the third quarter of 1998.

     The Telecoms Act provides that a telecommunications entity with regulated types of services must make a public offering of at least 30% of its aggregate common stock within a period of five years from the effective date of the Telecoms Act or the entity's first start of commercial operations, whichever occurs later. Accordingly, Nextel Philippines is mandated to make a public offering of 30% of its common stock by March 1, 2000.

     Under Philippine law, foreign entities' direct ownership of a public utility telecommunications company is limited to 40% of the company's capital stock (the "40% Rule"). Philippine law also limits the participation of foreign investors in the governing body of any public utility enterprise to their proportionate share in its capital. Therefore, a foreign investor's participation in the management of a telecommunications company is limited solely to membership on its board of directors and committees of the board of directors, including but not limited to the executive committee. Accordingly, all the executive and managing officers (e.g., president, chief executive officer, treasurer) are required to be citizens of the Philippines.

     Presidential Executive Order No. 59 (1993) prescribes, as a matter of national policy, the compulsory and nondiscriminatory interconnection of authorized public telecommunications carriers. Interconnection is negotiated and effected through bilateral negotiations between the parties involved subject to certain technical/operational and traffic settlement rules of the Philippines National Commission. Nextel Philippines is discussing an interconnection agreement with Piltel.

     Presidential Executive Order No. 109 Series of 1993, and, subsequently, the Telecoms Act (as implemented by the Philippines National Commission's Memorandum Circular No. 8-9-25) require cellular mobile operators to install at least 400,000 local exchange lines. The Company does not believe that Nextel Philippines is subject to such requirement, however, there can be no assurance that this will be the case. If this requirement were found to be applicable to Nextel Philippines, it would require a significant capital investment.

     Under current regulations of the Central Bank of the Philippines (the "Central Bank"), foreign exchange may be freely sold and purchased outside the Philippine banking system. Restrictions exist on the sale and purchase of foreign exchange in the banking system. The Philippine monetary authority, with the approval of the President of the Philippines, has the statutory authority, during a foreign exchange crisis or in times of national emergency, to temporarily suspend or restrict sales of foreign exchange, require licensing of foreign exchange transactions or require delivery of foreign exchange in the Central Bank or its designee.

     Foreign investments need not be registered with the Central Bank. The registration of a foreign investment with the Central Bank is only required if the foreign exchange needed to service the repatriation and the remittance of capital and dividends are to be sourced from the Philippine banking system. Nevertheless, even without Central Bank registration, foreign exchange needed for capital repatriation and remittance of dividends of unregistered investments can be sourced lawfully outside of the Philippine banking system. The Company's investment in 30% of the equity of Nextel Philippines has been registered with the Central Bank.

     Under current law there is a 15% withholding tax on dividends and a 20% withholding tax on interest payments.

  CANADA

     OPERATING COMPANY OVERVIEW. The Company currently owns 583,104 Class A Common Shares and 7,790,741 Class D Common Shares of Clearnet (each of which Class D Common Share is convertible at the option of the holder into one Class A Common Share). Clearnet is the largest SMR operator in Canada as measured by the number of current subscribers, the number of 800 MHz channels and the population of its service territory. As of December 31, 1997, Clearnet provided analog SMR services in over 40 cities across Canada to approximately 56,000 subscriber units and ESMR services in Ontario and Quebec to approximately 45,000 subscriber units. Additionally Clearnet holds one of the two national 30 MHz licenses to provide PCS in Canada. Clearnet launched PCS services in Canada's largest urban centers in October 1997 and as of December 31, 1997, had approximately 50,000 PCS subscribers. The Company has two representatives on Clearnet's board of directors. Clearnet files periodic and other reports with the Commission pursuant to the requirements of the Exchange Act. More detailed and specific information concerning Clearnet and information regarding the Company's rights to representation on the Clearnet Board of Directors is contained in such Exchange Act reports.

  SHANGHAI, PEOPLE'S REPUBLIC OF CHINA

     OPERATING COMPANY OVERVIEW. The Shanghai GSM System is a cooperative project established by China United Telecommunications, Ltd. ("Unicom") and Shanghai Science Technology Investment Corp. Ltd. ("SSTIC") to construct and operate a GSM cellular network in Shanghai. The Shanghai GSM System has grown quickly since the commencement of commercial operations in July 1995 and as of December 31, 1997 reported that it had approximately 66,000 subscribers. The current network has 93 cell sites covering the greater Shanghai region (including the Pudong New Area). Under the current laws of the People's Republic of China, foreign investors are not permitted to be involved directly in the ownership or operation of telecommunications services. In the event that such laws change, the Company may seek to convert its contractual right to share profits generated by the Shanghai GSM System to a direct ownership interest, although there can be no assurance that this would be possible.

     In August 1995, the Company formed a joint venture with SSTIC pursuant to which the Company provided financial support to the Shanghai GSM System for construction of the initial phases of the system in exchange for a contractual right to share profits from the system with SSTIC. The Company also provides advice and direction to the Shanghai GSM System in the key areas of engineering, customer care, billing practices, quality assurance and system performance. Shanghai McCaw was renamed Shanghai CCT McCaw following the admission of CCT as a new shareholder to the joint venture in November 1997.

     In December 1997, CCT acquired a 51% ownership interest in Shanghai CCT McCaw, in which the Company had a 60% equity interest, in exchange for approximately $46 million of investments in the forms of equity, shareholder loans, shareholder guarantees and fees. CCT's 51% interest represents the right to receive 20.5% of the profits generated by the Shanghai GSM System. CCT's proposed investment in Shanghai CCT McCaw received the necessary governmental approvals, whereupon a new business license reflecting CCT's admission as a new shareholder of Shanghai CCT McCaw and the change of the name to Shanghai CCT McCaw, was issued. In consideration for its admission as a shareholder of Shanghai CCT McCaw, CCT agreed to provide the funds necessary to enable Shanghai CCT McCaw to meet its funding obligations with respect to the expansion of the Shanghai GSM system (the "Phase III Expansion"). As a result of CCT's acquisition of a 51% ownership interest in Shanghai CCT McCaw, the Company's ownership interest in Shanghai CCT McCaw was diluted from 60% to 30% and the Company's contractual rights to the profits generated by the Shanghai GSM System was diluted from 25.2% to 12.1%.

     Shanghai CCT McCaw currently employs six people all of whom are local Chinese. CCT has appointed the General Manager of Shanghai CCT McCaw, who is seconded by CCT to Shanghai CCT McCaw and remains on the payroll of CCT.

     COMPETITION. There are only two authorized cellular providers in Shanghai, Unicom and the Shanghai PTA (the local branch of the Ministry of Post and Telecommunications (the "MPT")). The Shanghai PTA has been in operation since 1989 and operates three cellular networks (two TACS systems and one GSM system).

     PARTNER DESCRIPTION. Unicom was established in 1994 by the Ministry of Electronics Industry, the Ministry of Railways, the Ministry of Power and 13 other shareholders, including SSTIC. SSTIC is an investment holding company established for the purpose of developing the Shanghai high-technology industry. SSTIC was formed by the Municipal Government of Shanghai, six major Shanghai banks as well as two major diversified Shanghai conglomerates. SSTIC is also a shareholder of Unicom.

     CCT is the Company's other partner in Shanghai CCT McCaw. CCT is CCT Telecom's holding company for its domestic telecommunications business in China. Its investments include a communications project in Guangzhou and a second GSM project in Shanxi province.

     REGULATORY AND LEGAL OVERVIEW. Until 1994, the MPT was the sole entity authorized to provide public telecommunications services in China. In July 1994, the State Council established Unicom with the authority to provide public telecommunications services. In addition, pursuant to a 1995 agreement the MPT and the Peoples Liberation Army (the "PLA") agreed to jointly develop 800 MHz cellular communications networks to provide wireless communications services to the public using spectrum originally allocated to the PLA for military communications use. Accordingly, there are three entities in China authorized to provide cellular telecommunications services to the public. The MPT continues in its role as the central government's regulatory authority over the telecommunications sector.

     Under current Chinese law, foreign investors are not permitted to be involved directly in the ownership or operation of telecommunications services.

     Pursuant to the current PRC Regulation on Foreign Exchange Control, Renminbi, the currency of China, is freely convertible under current account, however, it is not freely convertible under capital account. A foreign invested enterprise is permitted to convert its Renminbi earnings to foreign currencies for the purpose of enabling the foreign investors to receive dividends and interest payments. Conversion of Renminbi to foreign currencies for the purpose of repatriating foreign investors' capital contributions to, and principal payments from, a foreign invested enterprise is subject to approval by relevant government authorities, which approval will be granted upon showing that the foreign invested enterprise has been lawfully terminated and dissolved or the loan has been properly registered, as the case may be. The company's loan to Shanghai CCT McCaw has been registered with the relevant governmental authority. Under current law there is a 10% withholding tax on interest payments and no withholding tax on dividends paid to foreign investors out of the foreign invested enterprise.

CORPORATE GOVERNANCE

     As of December 31, 1997, Nextel International owned 100% of its Operating Companies in Mexico and Argentina. The following is a description of the Company's contractual relationships with its partners in the other Operating Companies.

     BRAZIL. The Company owns 81% of the capital stock of Nextel Brazil, which entitles it to 90% of the voting rights. The Company, therefore, has the right to make management and operating decisions of Nextel Brazil. The Telcom Group owns 19% of the capital stock, which entitles it to 10% of the voting rights. The Telcom Group has the right to designate candidates representing at least 10% of the directors of Nextel Brazil, but at least one candidate so long as the Telcom Group owns at least 10% of Nextel Brazil. The Telcom Group holds veto rights with respect to the following actions: (i) amending the articles of incorporation or bylaws of Nextel Brazil; (ii) creating any equity senior to the existing shares of Nextel Brazil or changing or adversely affecting any provisions or rights of the existing shares of Nextel Brazil; (iii) permitting or causing Nextel Brazil or any of its material subsidiaries to issue voting securities with voting rights different from those to which then-issued securities are entitled; (iv) entering into a merger, a sale of substantially all of the assets, a dissolution, a liquidation or a spin-off of Nextel Brazil or any of its material subsidiaries; (v) permitting Nextel Brazil or any of its subsidiaries to enter into a material contract with the Company or its affiliates other than on an arm's-length, fair-market-value basis; or (vi) permitting Nextel Brazil or any of its affiliates to issue or dispose of securities of the company other than for cash at fair market value. If the Telcom Group exercises its veto rights, Nextel Brazil has the right to purchase (upon vote of a simple majority of its board of directors) all of the Telcom Group's shares of Nextel Brazil then-owned by them at their appraised fair market value. The repurchase price can be paid in cash or in shares of Nextel Communications common stock or a combination thereof. Nextel Brazil has the right to declare dividends without the approval of the Telcom Group.

     The Telcom Group has the right to defer making its pro rata share of any capital calls that may arise until April 1999 without suffering any dilution of its right to receive dividends and other cash or noncash distributions; provided, however, that the failure by the Telcom Group to ultimately make such capital contributions (and interest thereon) by April 1999 will result in the proportionate dilution of its economic interest in Nextel Brazil. The Telcom Group has the right at any time between October 31, 2001 and November 1, 2003, or at any time after a change of control of Nextel Brazil, to require Nextel Brazil to redeem the Telcom Group's entire interest at its appraised fair market value. The redemption price is payable in cash, or, at Nextel Brazil's election, publicly traded common stock of any entity owning 50% or more of Nextel Brazil or a combination thereof. In the event that Nextel Brazil issues additional shares of its common stock to such a third party and, as a result, the Telcom Group's interest in Nextel Brazil is reduced to less than 17%, the Telcom Group has the right to purchase additional shares in Nextel Brazil such that after the issuance to a third party, the Telcom Group would own no more than 17% of the outstanding common stock.

     The Company has a right of first refusal with respect to proposed transfers by members of the Telcom Group of their respective interests in Nextel Brazil and has the right to compel the Telcom Group to join in any proposed transfer by the Company of its entire interest in Nextel Brazil. The Telcom Group has the right to join in any proposed transfer by the Company of its entire interest in Nextel Brazil.

     Nextel Brazil is the owner of 95% of the share capital of Nextel S.A. in the form of Nextel S.A. Class A Common Stock. In September 1997, the Company sold 5% of Nextel S.A. to Motorola International in the form of Nextel S.A. Class B Common Stock. Except for the veto rights of the Telcom Group described above and except for the restrictions described below, the Company has the right to make management and operating decisions of Nextel S.A. Nextel Brazil has a right of first refusal with respect to transfers of Nextel S.A. capital stock by any other shareholder of Nextel S.A. Each shareholder of Nextel S.A., other than Nextel Brazil, has the right to include all, but not less than all, of such shareholder's shares in any transfer by Nextel Brazil to a third party. If the Company transfers control of Nextel Brazil, the Company is obligated to ensure that all other shareholders of Nextel S.A. are provided the right to receive economic benefits comparable to those described in the previous sentence. Nextel Brazil has the right to cause the other shareholders of Nextel Brazil to sell their shares if Nextel Brazil transfers its entire interest in Nextel S.A.

     PERU. The Company owns 70.05% of the capital stock of Nextel Peru, Motorola International owns 19.95% and a corporation controlled by Oscar Benalcazar Coz, a Peruvian citizen, owns 10%. As long as the Company controls Nextel Peru, the Company will have the right to designate for election five members of the seven-member board of directors of Nextel Peru. If the Company's equity interest in Nextel Peru is 60.05% or less at any time, however, the Company will have the right to designate for election four of the seven members of the Nextel Peru board of directors. Each shareholder of 10% or more of the outstanding shares of Nextel Peru has a right to designate one of the seven members of Nextel Peru's board of directors. If any shareholder fails to maintain at least a 10% ownership interest in Nextel Peru, the directors designated for election by such shareholder will be required to resign.

     The following actions require the approval of at least five members of the board of directors of Nextel Peru (including each of the directors designated by each shareholder holding at least 19% of the outstanding shares of Nextel Peru):
(i) participation in and approval of the selection of the senior management of Nextel Peru (which approval shall not be unreasonably withheld); (ii) adoption or amendment of any three-year business plan and budget; and (iii) approval of any expenditures for any year that would cause free cash flow for such year to be more than 15% less than the amount approved in the business plan for such year. In addition, the following actions must be approved by an absolute majority of the outstanding shares at a shareholders' meeting having a quorum of at least 83% of the outstanding shares: (i) increasing or decreasing the authorized share capital of Nextel Peru; (ii) issuing debentures; (iii) entering into a merger, or sale of substantially all of the assets of Nextel Peru; or
(iv) dissolving, liquidating or winding-up of Nextel Peru.

     Each shareholder of 5% or more of the outstanding shares of Nextel Peru has a right of first refusal with respect to transfers by the other shareholders. The other shareholders have the right to join in any proposed transfer by the Company of its controlling interest in Nextel Peru. The Company has the right to cause the other shareholders of Nextel Peru to join in any proposed transfer of all of the outstanding shares of Nextel Peru. Nextel Peru may not transfer any shares of capital stock of its subsidiaries without the prior written consent of each holder of 15% or more of the outstanding shares of Nextel Peru.

     Until July 29, 1998, the Company may transfer up to 20% of the outstanding shares of Nextel Peru to a new Peruvian partner without regard to the transfer restrictions described above, subject to certain conditions. If a new Peruvian partner does not purchase any or all of such 20% of the outstanding shares of Nextel Peru, the Company may sell to Motorola or its affiliates, by written notice delivered to Motorola within 30 days of July 29, 1998, and Motorola and its affiliates have agreed to purchase up to 10% of the outstanding shares of Nextel Peru at a price equal to the Company's cost for such shares plus interest of 7% per annum.

     If Nextel Peru makes a capital call on its shareholders and a shareholder fails to make a required capital contribution, subject to certain conditions,
(i) the director or directors nominated by such shareholder will be required to resign, (ii) the other shareholders may make all or any part of such capital contribution and receive shares of Nextel Peru in exchange and (iii) the other shareholders may purchase, or Nextel Peru may redeem, all or any of the shares of Nextel Peru owned by such shareholder. If any shareholder materially breaches any provision of the Shareholders Agreement dated as of January 29, 1998, by and among Nextel Peru and the shareholders of Nextel Peru, the other shareholders have the right to purchase any or all of the shares of Nextel Peru owned by such shareholder at a value based on total paid-in capital, if the breach occurs prior to January 29, 2000, and at 75% of appraised fair market value thereafter.

     Motorola has the right to cause Nextel Peru to acquire all shares of Nextel Peru held by Motorola and its affiliates at the appraised fair market value of such shares if Motorola owns at least 19% of the outstanding shares of Nextel Peru and Nextel Peru does not purchase ESMR infrastructure equipment from Motorola; provided that such ESMR infrastructure equipment is technologically competitive and is offered to Nextel Peru on competitive commercial terms.

     PHILIPPINES. The Company owns 30% of the outstanding shares of Nextel Philippines and has the right to designate three of 11 members of the board of directors and one of five members of the executive committee of the board. Pursuant to the Revised Corporate Structure, the Company holds veto rights with respect to decisions involving a number of significant corporate actions including the following: (i) the acquisition of any entity; (ii) the merger; consolidation or sale of the company or any subsidiary or any disposition of a material amount of assets; (iii) the amendment of the articles of incorporation or by-laws; (iv) any amendment affecting the preemptive rights of stockholders;
(v) appointment and removal of the President and Secretary; (vi) approval of or amendment to the annual business plan; (vii) entering other lines of business;
(viii) issuances of stock; (ix) the approval of annual operating and capital budgets; (x) any borrowings in excess of $200,000; (xi) any transactions with affiliates in excess of $200,000; (xii) any dispositions of assets or making loans other than in the ordinary course of business; (xiii) appointment and removal of the chief executive officer and chief financial officer of Nextel Philippines; (xiv) election of members of the executive committee; (xv) filling of vacancies of the board of directors for causes other than removal or expiration of term; and (xvi) decisions of the executive committee of the board. The presence of the member nominated by the Company is required to satisfy the quorum requirement for meetings of the executive committee.

     In February 1998, the Company and the Philippine Shareholders reached an agreement in principle, and are in the process of finalizing definitive documentation that would (i)implement the Revised Corporate Structure; (ii) provide for purchase by the Company of existing shareholder loans of the Philippines Shareholders totaling approximately $19.6 million ($2.0 million of which the Company has already purchased), which loans, upon purchase by the Company, bear interest at 18% per annum and will be convertible into equity of Nextel Philippines; (iii) provide for the funding by the Company of Nextel Philippines' future capital needs, currently estimated to be $50 million for 1998, pursuant to loans which could, at the option of the Company, be converted into equity in Nextel Philippines; (iv) provide the Gotesco

Group with the right to put its 20% interest to the Company for approximately $9.4 million, beginning on the date which is nine months after the closing of the Philippines Partner Agreement; and (v) provide the Company with the right to purchase the Gotesco Group's 20% interest for approximately $11.6 million, if the Gotesco Group does not exercise its put. The ability of the Company to convert shareholder loans into equity, satisfy the Gotesco put or call the Gotesco Group's 20% interest is subject to applicable Philippines foreign ownership rules. The Revised Corporate Structure has been approved by the stockholders and board of directors of Nextel Philippines and has become effective, subject to automatic reversion to the preexisting corporate structure in the event that the Philippine Partner Agreement is not finalized and/or the transactions provided for therein are not consummated by March 31, 1998. No assurance can be given that the Company will be able to consummate such transactions and the failure to consummate such transactions may have a material adverse effect on Nextel Philippines.

     Nextel Philippines and the Company have entered into a technical services agreement pursuant to which the Company agreed to provide Nextel Philippines with engineering and other technical services, marketing assistance and system operation assistance on a cost reimbursement basis. The agreement has an initial term of three years. Nextel Philippines and the Company have agreed in principle to restructure the technical services agreement into a secondment agreement upon substantially the same financial terms and the revised agreement remains to be reduced to definitive documentation.

     SHANGHAI. Under current Chinese law, foreign entities or individuals are prohibited from participating directly in the ownership and operation of telecommunications services. Because of this limitation, the Company's interest in the Shanghai GSM System is held through its 30% equity interest in a Chinese equity joint venture, Shanghai CCT McCaw. Shanghai CCT McCaw participates in the Shanghai GSM System through the Unicom Agreement originally between SSTIC, its Chinese partner, and Unicom. SSTIC and CCT hold 19% and 51% equity interests in Shanghai CCT McCaw, respectively.

     Shanghai CCT McCaw participates in the Shanghai GSM System through a profit-sharing arrangement under (i) the Shanghai Mobile Telecommunications GSM Project Cooperation Contract, dated April 21, 1995 (the "Unicom Agreement"), between Unicom and Shanghai Science Technology Investment Corp. Ltd. ("SSTIC"), one of the Company's partners in Shanghai CCT McCaw and (ii) the China Unicom Shanghai GSM Phase III Cooperation Agreement, dated March 29, 1997 (the "Phase III Agreement"), between Shanghai CCT McCaw and Unicom, which modified the arrangements under the Unicom Agreement. The Phase III Agreement requires Shanghai CCT McCaw to provide 60% of the funds required for the "Phase III Expansion", which is estimated by Shanghai CCT McCaw to be approximately $38 million. Pursuant to the Phase III Unicom Agreement Shanghai CCT McCaw has agreed to provide 60% of the funds required to expand the capacity of the Shanghai GSM System to provide service for an additional 100,000 subscribers. Shanghai CCT McCaw's share of the funds is estimated to be equal to approximately RMB 386.4 million (approximately $46 million). Pursuant to the Phase III Unicom Agreement, since September 15, 1997, Shanghai CCT McCaw has received 40.2% of the profits of the Shanghai GSM System. The Phase III Unicom Agreement expires January 15, 2012.

     Pursuant to a joint venture agreement and other agreements entered into between the Company, CCT and SSTIC, membership of the nine person board of directors of Shanghai CCT McCaw is allocated as follows: (i) five directors are appointed by CCT Telecom, (ii) two directors appointed by SSTIC; and (iii) two directors appointed by the Company. Certain significant corporate actions require unanimous approval of the board of directors, including: (i) an amendment to the articles of association; (ii) changes in the ratio of the partners' capital contribution; and (iii) the merger or dissolution of Shanghai CCT McCaw. Certain other matters require the approval of at least five members of the board of directors (including approval of at least one director appointed by each shareholder). Those matters include the following: (i) allowing a third party to participate in the ownership of Shanghai CCT McCaw; (ii) certain changes to capitalization; (iii) borrowing money; (iv) paying dividends; (v) approving operating and capital budgets; (vi) changing the management structure;
(vii) entering into transactions with affiliates; (viii) the purchase and sale of capital equipment; and (ix) any action not in the ordinary course of business of Shanghai CCT McCaw. None of the parties is permitted to sell its interest in Shanghai CCT McCaw without the consent of the other two parties.

     In addition to its capital contribution, the Company was responsible for providing a $13.2 million to fund the Shanghai GSM System (the "Shanghai Loan"). As of December 31, 1997, the outstanding balance of the Shanghai Loan (after repayments of principal by Shanghai CCT McCaw) was $11.3 million. The Company may be required to increase the Shanghai Loan by approximately $400,000.

     In addition to its capital contribution, CCT agreed to provide to Shanghai CCT McCaw (i) a loan of $13.2 million (the "CCT Loan") and (ii) an additional loan of up to $3 million to cover cost overruns for Phase III Expansion required to be borne by Shanghai CCT McCaw (the "CCT Additional Loan"). CCT and Shanghai CCT McCaw have agreed that CCT may not accept any payment of principal or interest in respect of the CCT Loan or the CCT Additional Loan during any period when Shanghai CCT McCaw is in default under the Shanghai Loan.

1998 PLAN

     The net proceeds to the Company from the March 1998 Offering were approximately $387 million, after deducting discounts and commissions and other expenses payable by the Company. The March 1998 Offering is part of the Company's 1998 Plan. See "-- Post Fiscal Year-End Transactions and Developments." Nextel International's expected funding sources and uses with respect to the 1998 Plan are described below:

                  SOURCES
--------------------------------------------
               (IN MILLIONS)
Gross proceeds from the March 1998
  Offering........................    $401
Available cash, cash equivalents
  and marketable securities at
  December 31, 1997...............     259(2)
Operating Company vendor and bank
  financings......................     150(4)
                                      ----
     Total........................    $810
                                      ====

               (IN MILLIONS)
                  USES(1)
--------------------------------------------
System and related capital
  expenditures....................    $449
Cash used by operating activities,
  financing fees and other
  corporate purposes..............     203(3)
Pending or potential acquisitions
  of licenses and investments.....      81(5)
Completed acquisitions and
  investments.....................      68(6)
Contingent liabilities............       9(7)
                                      ----
     Total........................    $810
                                      ====

---------------

(1) Reflects the Company's anticipated share of the Operating Companies' capital expenses and other funding uses.

(2) Excludes cash held at the Operating Company level and includes $69 million of cash held by the Company which is restricted for use as equity investments under the Company's financing agreements and equipment purchases under certain infrastructure purchase contracts.

(3) Includes interest expense related to the existing Motorola vendor financing arrangements and the Argentina Credit Facility.

(4) Includes approximately $80 million assumed to be drawn during 1998 under the Argentina Credit Facility and the remaining $75 million (of which the Company's allocated share is approximately $70 million) assumed to be drawn during 1998 under the Brazil Motorola Financing.

(5) Represents amounts budgeted for pending or potential SMR license purchases and investments in new markets, including the Japan Acquisition. Also includes $19.6 million expected to be used to purchase Philippines Shareholders' loans.

(6) Includes $46 million for the acquisition of the remaining 50% equity interest in Nextel Argentina on January 30, 1998 and $22 million representing the final payment for the remaining equity interest in Nextel Mexico.

(7) Reflects the $9 million contingent liability for the put right relating to Nextel Philippines, which is exercisable during 1998.

     PHILIPPINES MOTOROLA FINANCING. In June 1997, Nextel Philippines and Motorola entered into an equipment financing agreement (the "Philippines Motorola Financing"), pursuant to which Motorola committed to provide a maximum amount of $14.7 million of vendor financing to Nextel Philippines. As of December 31, 1997, all of the $14.7 million had been borrowed under the Philippine Motorola Financing.

     BRAZIL MOTOROLA FINANCING. In October 1997, Nextel Brazil and Motorola Credit entered into an equipment financing agreement whereby Motorola Credit agreed to provide up to $125 million in term loans to Nextel Brazil (the "Brazil Motorola Financing"). The Brazil Motorola Financing is repayable in semiannual installments over a period of 42 months commencing June 30, 2000 and bears interest at an annual rate periodically determined by the Company at either LIBOR plus 4.63% or the prime rate plus 2.5%. As of December 31, 1997 approximately $50.3 million had been drawn, and the remaining $74.7 million was available for future borrowings, under the Brazil Motorola Financing.

     ARGENTINA CREDIT FACILITY. As of February 27, 1998, Nextel Argentina entered into the Argentina Credit Facility, which provides for an $83 million senior secured credit facility. Borrowings under the Argentina Credit Facility are subject to finalizing certain security arrangements as well as the satisfaction or waiver of certain other conditions. Loans under the Argentina Credit Facility will bear interest at a rate equal to either (i) the ABR plus 2.75% (ABR is the highest of the prime rate, the base CD rate plus 1% and the federal funds rate plus 0.5%) or (ii) the Eurodollar rate plus 3.75% (the Eurodollar rate is the LIBO rate multiplied by the statutory reserve rate). The loans under the Argentina Credit Facility will be repaid in quarterly installments beginning September 30, 2000 and ending March 31, 2003.

     The existing committed secured equipment financing facilities obtained from Motorola and any additional financing arrangements obtained from Motorola under the Motorola MOU (as defined herein) are referred to herein collectively as the "Motorola Financings."

     For a more detailed description of the Philippines Motorola Financing, Brazil Motorola Financing and Argentina Credit Facility, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Bank and Vendor Financing."

     The Company believes that the sources described above will provide funds that in the aggregate are expected to be sufficient to implement the 1998 Plan including all currently anticipated cash needs of its business activities through 1998; however, there can be no assurance that such funds will be sufficient. If, among other things, Nextel International's plans change, its assumptions prove inaccurate or the net proceeds from the March 1998 Offering, together with any other funds available to the Company and the Operating Companies or any other borrowings otherwise prove to be insufficient to meet such cash needs through 1998, the Company may be required to seek additional capital sooner than anticipated. See "-- Risk Factors -- Significant Capital Requirements for Operations" and "-- Forward-Looking Statements." Certain of the funds received by the Company from the issuance of the March 1998 Notes have been allocated for particular uses and may not be generally available to meet other funding needs of the Company. The availability of borrowings under the existing Motorola Financings and the Argentina Credit Facility are subject to the satisfaction or waiver of certain conditions. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Bank and Vendor Financing."

     The Company will also require significant additional capital in years subsequent to 1998 to fund the further build-out, expansion and enhancement of its ESMR networks, to fund operating losses and for other purposes. To the extent the Company's then existing financing sources are insufficient to meet such needs, the Company may seek to raise such additional capital from public or private equity or debt sources. There can be no assurance that the Company will be able to raise such capital on satisfactory terms, if at all. See "-- Risk Factors -- Significant Capital Requirements for Operations."

EMPLOYEES

     As of December 31, 1997, the Company, at the corporate level, employed 35 employees and the Operating Companies (excluding Clearnet and the Shanghai GSM System) had an aggregate of 1,627 employees. The Company is not a party to any collective bargaining agreements and the Company believes its relationship with its employees is good.

RISK FACTORS

     The Company's business, financial condition and future prospects are subject to a number of risks and contingencies. The risks and contingencies that the Company regards currently as among the most significant are summarized below. See also "-- Forward-Looking Statements."

     SIGNIFICANT CAPITAL REQUIREMENTS FOR OPERATIONS. Expansion and upgrade of the Company's existing wireless communications systems, development of the Company's new ESMR networks systems and the continued funding of operating losses will require substantial additional cash over the next several years. In 1998 the Company estimates that its funding requirements will be approximately $810 million. The Company believes that the net proceeds from the March 1998 Offering, together with available cash, cash equivalents and marketable securities (including proceeds remaining from the March 1997 Offering) and borrowings expected to be available under the existing Motorola Financings and the Argentina Credit Facility, will be sufficient to fund the Company's current operations, including the planned expansion of its existing operations during 1998; however, there can be no assurance that such funds will be sufficient. If, among other things, the Company's plans change, its assumptions regarding its funding needs associated with the further build-out, expansion and enhancement of its ESMR networks at the Operating Company level prove to be inaccurate, the other shareholders in certain of the Operating Companies do not fund their expected capital requirements, it consummates acquisitions or investments in addition to those currently contemplated or at prices higher than currently contemplated, it increases its existing equity ownership interests in certain of the Operating Companies beyond those currently contemplated, it experiences growth in its business or subscriber base greater than that which was anticipated in developing the 1998 Plan, it experiences unanticipated costs or competitive pressures, the relevant Operating Companies are unable to access funds under the existing Motorola Financings and/or the Argentina Credit Facility, or the net proceeds from the March 1998 Offering together with any other funds available to the Company and the Operating Companies (including proceeds remaining from the March 1997 Offering) or any other borrowings otherwise prove to be insufficient to meet cash needs through 1998, the Company may be required to seek additional capital sooner than currently anticipated. The Company and certain of the Operating Companies can incur indebtedness only in compliance with the terms of the covenants contained in the indentures governing the March 1997 Notes and the March 1998 Notes (the "Existing Indentures") and the availability of borrowings under the existing Motorola Financings and the Argentina Credit Facility are subject to the satisfaction or waiver of certain conditions. The Company will also require significant additional capital in subsequent years to fund the further build-out, expansion and enhancement of its ESMR networks, to fund operating losses and for other purposes. To the extent the Company's then existing financing sources are insufficient to meet such needs, the Company may seek to raise such additional capital from public or private equity or debt sources. There can be no assurance that the Company will be able to raise such capital on satisfactory terms, if at all. Nextel Communications is not obligated to provide any additional funds to the Company. If the Company decides and is able to raise additional funds through the incurrence of debt, it may become subject to additional or more restrictive financial covenants and its interest obligations will increase. In the event that the Company is unable to obtain such additional capital or to obtain it on acceptable terms, it may be required to reduce the scope of its presently anticipated construction and expansion of its ESMR networks, which could have a material adverse effect on its business, prospects and financial condition. See "-- 1998 Plan."

     CONTINGENT CAPITAL REQUIREMENTS. The Telcom Group, a group of shareholders of Nextel Brazil, has the right between October 31, 2001 and November 1, 2003, to require Nextel Brazil to redeem its 19% interest in Nextel Brazil (or approximately 18% interest in Nextel S.A.) at fair market value as determined pursuant to an appraisal procedure (the "Nextel Brazil Put"). Motorola has the right to cause Nextel Peru to acquire all shares of Nextel Peru held by Motorola and its affiliates (the "Nextel Peru Put") at the appraised fair market value of such shares if Motorola owns at least 19% of the outstanding shares of Nextel Peru and Nextel Peru does not purchase ESMR infrastructure equipment from Motorola, provided that such ESMR infrastructure equipment is technologically competitive and is offered to Nextel Peru on competitive commercial terms. Upon execution of the Philippine Partner Agreement, the Gotesco Group, one of the Philippine Shareholders, will have the right (the "Gotesco Put Right" and collectively with the Nextel Brazil Put and the Nextel Peru Put, the "Operating Company Puts"), exercisable nine months after the execution of the Philippine Partner Agreement, to put its 20% interest in Nextel Philippines to the Company at a purchase price of approximately $9.4 million. Additionally, the Company would be required to purchase approximately $17.6 million of the Philippines Shareholders' loans that remain outstanding following execution of the Philippines Partner Agreement. The Company anticipates that it would seek any required funding to meet any obligation under its Operating Company Puts through the issuance of additional debt and equity securities at the Company and such Operating Company's level, future equity investments in such Operating Company by new local partners and capital contributions from Nextel Communications in the form of cash or common stock of Nextel Communications. Nextel Communications has no obligation to provide any such financing in any form and there can be no assurance that the Company or any of the Operating Companies will be successful in obtaining all of the amounts required to fund the Operating Company Put obligations. The failure to fund any Operating Company Put may have a material adverse effect on the Company. In addition to the Operating Company Puts, the Company and certain Operating Companies have certain deferred payment obligations that will mature during or after 1998. Upon approval by Anatel, the Company intends to exercise its rights under the Option Agreements and its option with respect to the remaining 51% interest in MCS. The Company would be required to pay approximately $4.6 million to exercise such options. Pursuant to a services agreement entered into between Nextel Mexico and certain shareholders of Grupo Comunicaciones San Luis ("Grupo San Luis"), in connection with the Company's purchase of Grupo San Luis' equity interest in Nextel Mexico, Nextel Mexico has agreed to pay such shareholders aggregate consulting fees of approximately $6.6 million in January 1999 as consideration for regulatory advice and consulting services rendered to Nextel Mexico. The Company is obligated to pay to Nextel Peru the remaining purchase price of $20.9 for its equity interest in Nextel Peru. Additionally, in connection with the Argentina Credit Facility, the Company has agreed to contribute at least $50 million of additional capital in the form of cash or new equipment to Nextel Argentina by December 31, 1999.

     GOVERNMENT REGULATION. The licensing, construction, ownership and operation of wireless communications systems, and the grant, maintenance and renewal of applicable licenses and radio frequency allocations, are regulated by governmental entities in the markets in which the Operating Companies conduct business. In addition, such matters and certain other aspects of wireless communications system operations, including rates charged to customers and the resale of wireless communications services, may be subject to public utility regulation in the jurisdiction in which service is provided. Further, statutes and regulations in certain of the markets in which such Operating Companies conduct business impose limitations on the ownership of telecommunications companies by foreign entities. Changes in the current regulatory environments in such countries, or future judicial intervention, including with respect to interconnection arrangements, requirements for increased capital investments, regulations affecting prices the Operating Companies are able to charge for their services or foreign ownership limitations, could have a material adverse effect on the Company. Because of the uncertainty as to the interpretation of regulations in certain jurisdictions, there can be no assurance the Company can provide planned services in each jurisdiction and it may be possible that the Company may be prohibited from providing services it intends to provide in the future in certain jurisdictions, including particularly its ESMR services. For a more detailed description of the regulatory environment in each of the countries in which the Operating Companies conduct business, see the "Regulatory and Legal Overview" discussion for each Operating Company under "Business -- The Company's Operations and Investments."

     Wireless communications licenses and spectrum allocations are subject to ongoing review and, in some cases, to modification or early termination for failure to comply with applicable regulations. Most of the Company's wireless communications licenses have fixed terms and are not automatically renewable. In cases where license terms are fixed, there can be no assurance that license renewal will be effected, or if effected that renewal will be on acceptable economic terms.

     COMPLIANCE WITH SYSTEM CONSTRUCTION, OPERATION OR LOADING
REQUIREMENTS. Compliance with the terms of the Operating Companies' licenses and certain regulatory requirements, such as installation deadlines and minimum loading requirements, can be difficult. There can be no assurance that such requirements will be met or that the Company will not lose any applicable wireless communications licenses as a result of its failure to meet such requirements. The Company currently is not in compliance with applicable installation deadlines and minimum loading requirements with respect to certain channels located in various parts of Brazil outside Sao Paulo. The Company has not yet met minimum loading requirements with respect to certain channels in some markets located in Argentina outside of Buenos Aires. Nextel Peru has not satisfied its minimum expansion plans for operation. Failure to get waivers, extensions or similar relief of the relevant deadlines or to otherwise comply with such requirements may result in revocation of the licenses affected.

     In the Philippines, cellular mobile operators are required to install at least 400,000 local exchange lines. The Company does not believe that Nextel Philippines is subject to this requirement, however no assurance can be given that this will be the case. If this requirement were found to be applicable to Nextel Philippines, it would require a significant capital investment.

     INTERCONNECT AGREEMENTS. Each of the jurisdictions in which the Operating Companies operate permit wireless communications companies to interconnect to the landline telephone service provider. Although interconnection services are currently being provided to the Operating Companies for their analog SMR services in Mexico and Peru, the Operating Companies in those countries have not entered into definitive interconnect agreements with the landline telephone service providers for their ESMR networks. The Company has entered into interconnect agreements in Brazil, Argentina and the Philippines and is currently negotiating interconnection agreements in connection with ESMR services in Mexico. There can be no assurance that the Company will enter into a satisfactory interconnect agreement for its digital networks in Mexico and Peru and the failure to enter into interconnect agreements in these markets on favorable terms could have a material adverse effect on the Company's results of operations. As discussed below in "-- Competition," the Company's interconnect capacity in Brazil is subject to the limitations imposed by Norma 14/97.

     COMPETITION. The Company's success will depend on the Operating Companies' ability to compete effectively with other communications services providers, including landline telephone companies and other wireless communications companies, in the markets in which the Operating Companies offer services. There can be no assurance that the Company will be able to compete effectively in operating ESMR networks in any of its markets, or whether such networks, if competitive with existing systems will be able to compete effectively in the future. For a more detailed description of the competitive factors affecting each Operating Company, see the "Competition" discussion for each Operating Company under "Business -- The Company's Operations and Investments." In addition, the regulatory environment in the countries where the Operating Companies conduct their business impose or may impose limitations that adversely affect the Company's competitive position. See "-- Government Regulation."

     The Company continuously reviews opportunities to acquire additional licenses in new markets, primarily in emerging countries. In each new market, the Company expects to face competition for such licenses from major international telecommunications entities, as well as from local competitors.

     RAPID TECHNOLOGICAL CHANGES. The telecommunications industry is subject to rapid and significant changes in technology, which could lead to new products and services that compete with those offered by the Company or lower the cost of current competing products and services to the point where the Company's products and services could become noncompetitive, thereby requiring the Company to reduce the prices of its products and services. While the Company is not aware of any proposed changes that will materially affect the attractiveness of its product and service offerings, the effect of technological changes on the Company's businesses cannot be predicted. In the future, the Company expects to experience competition from new technologies such as PCS and possibly satellite technology, as well as from advances with respect to existing technologies such as ESMR, cellular, paging and mobile data transmission. There can be no assurance that the Company will be able to adopt new technologies or to keep pace with ongoing advances in existing technology.

     RELIANCE ON LIMITED NUMBER OF EQUIPMENT SUPPLIERS. Motorola is expected to provide most of the infrastructure and all of the subscriber handset equipment to the Company for its ESMR systems for the foreseeable future. It is expected that for the first few years of the Company's ESMR operations, Motorola will be the only manufacturer of subscriber equipment that is compatible with the Company's ESMR networks. During 1997, the Company acquired from Motorola approximately $87.3 million in infrastructure equipment and related services, and in 1998, the Company has committed to purchase from Motorola $140 million of additional infrastructure equipment and related services. In addition, the Company purchases all of its switching equipment from Northern Telecom Limited. Although the Company believes that it has or will be able to secure contractual rights to procure sufficient equipment for its anticipated requirements, there can be no assurance that such equipment will continue to be available to the Company or that additional equipment would be available if demand for the Company's services exceeds that currently projected in the Company's business plan. Substantially all of the infrastructure and subscriber handset equipment required by the Operating Companies is manufactured in North America. Accordingly, in addition to any potential equipment manufacturing problems, delays or disruptions affecting suppliers, the Company also could be adversely affected by any inability or delays in shipping such equipment from its place of manufacture to the overseas market where it is required.

     EXPANSION; MANAGEMENT OF GROWTH. The Company has experienced rapid growth through acquisitions and intends to continue to grow through further expansion and upgrade of its existing operations, through acquisitions and joint ventures and through the establishment of new operations. The Company continually seeks additional opportunities in its existing and new markets.

     The Company's planned ESMR network construction and expansion projects will be subject to numerous risks, any of which could require substantial changes to proposed plans or otherwise alter the time frames or budgets currently contemplated. Such risks include (i) securing the necessary channel grants and adhering to regulatory requirements relating thereto; (ii) locating suitable sites for the Company's towers, obtaining any required zoning variances or other governmental or local regulatory approvals, and negotiating acceptable purchase, lease, joint venture or other agreements; (iii) negotiating favorable interconnection agreements; (iv) delays that may be caused by frequency cross-interference with other radio spectrum users, such as television stations; and (v) risks typically associated with any construction project, including possible shortages of equipment or skilled labor, engineering or environmental problems, work stoppages, weather interference and unanticipated cost increases. There can be no assurance that the Company's currently planned ESMR network construction and expansion activities will be successful. Moreover, numerous factors could cause the Company not to proceed with all or a portion of its ESMR network construction and expansion plans or otherwise delay or alter its current expansion plans. See "Regulatory and Legal Overview" section for each Operating Company under Part I, Item 1, "Business -- The Company's Operations and Investments."

     Once the Company's ESMR network operations are in place in a particular market, the Company's development of a significant subscriber base depends on the success of its sales and marketing efforts and the receptiveness of the marketplace. In most of its markets, the Company has limited experience in marketing its wireless communications services and in tailoring its sales and marketing to local conditions, and there can be no assurance that the Company's sales and marketing teams will be able to successfully establish a large subscriber base in its markets. In most of its markets, the Company will need to rely in part on the efforts of independent dealers and distributors to market its services.

     The Company's planned ESMR construction and expansion activities include planned commercial launches of service in five markets in 1998, three of which are scheduled to occur during the first half of 1998. See "Business -- The Company's Operations and Investments." As a result of its aggressive construction and expansion plans, the Company faces significant challenges in managing its expanded operations. The Company must hire and train a significant number of key personnel to manage its growth, and its construction and expansion plans will place substantial burdens on the Company's current management resources, information systems and financial controls. In order to alleviate the burden on the Company's management and to ensure that the ESMR service launches are effected consistently in each country and with minimal difficulty, the Company has assembled a U.S.-based operations team, which will work on-site with the Operating Company management teams of each country to supervise the commercial launch of ESMR services in such country and on-going management. In addition, the Company expects to face significant challenges in integrating newly acquired businesses with its existing operations. There can be no assurance that the Company will be able to manage its growth effectively. Failure to do so would have a material adverse effect on the Company's results of operations.

     CONTROL BY NEXTEL COMMUNICATIONS AND ITS SIGNIFICANT STOCKHOLDERS; CONFLICTS OF INTEREST; DEPENDENCE ON NEXTEL COMMUNICATIONS. The Company is an indirect wholly owned subsidiary of Nextel Communications and Nextel Communications therefore has the power to elect all the directors of the Company. Of the seven directors that comprise the board of directors of the Company, five are also directors and/or officers of Nextel Communications. Nextel Communications and directors and officers of Nextel Communications who are also directors of the Company are in positions that may result in conflicts of interests with respect to transactions involving the Company. The Company currently engages in and expects, in the future, to continue to engage in transactions with Nextel Communications and its affiliates. See Part III, Item 13, "Certain Relationships and Related Transactions."

     Based on securities ownership information relating to Nextel Communications as of December 31, 1997, and after giving effect to the conversion of the outstanding shares of preferred stock of Nextel Communications and the exercise in full of outstanding options and warrants held by the entities controlled by Craig O. McCaw (the "McCaw Group") and Motorola, the McCaw Group and Motorola would beneficially own 24.4% and 15.1% of the Nextel Communications Class A Common Stock, respectively, outstanding as of such date. Pursuant to the Securities Purchase Agreement (the "McCaw Securities Purchase Agreement") dated as of April 4, 1995, as amended, among Nextel Communications, a member of the McCaw Group (the "McCaw Investor") and Craig O. McCaw, the McCaw Investor has the right to designate not less than 25% of the board of directors of Nextel Communications (the "Nextel Communications Board"). Additionally, the McCaw Investor is effectively entitled to designate a majority of the members of the Operations Committee of the Nextel Communications Board (the "Operations Committee") and therefore has the ability to formulate key aspects of the business strategy of Nextel Communications. As a result, the McCaw Investor is in a position to exert significant influence over the affairs of Nextel Communications, and thereby over the affairs of the Company.

     The Company and Nextel Communications have entered into a right-of-first-opportunity agreement (the "Non-Compete Agreement") effective as of March 6, 1997, pursuant to which Nextel Communications has agreed that neither Nextel Communications nor any Affiliate (as defined in the agreement) controlled by Nextel Communications will in the future participate in the ownership or operation of two-way terrestrial-based mobile wireless communications systems ("Wireless Entities") anywhere other than in the United States and Canada (for so long as Nextel Communications owns an equity interest in Clearnet) unless such opportunities ("Future Wireless Opportunity") have first been presented to the Company. Such restriction will not apply to, among other things, any commercial relationship with any Wireless Entity (including channel or frequency sharing, roaming, purchase or sale of goods or services, licensing of intellectual property or other intangible rights or similar business related arrangement) that does not involve the directing or participating in the management of such Wireless Entity. The Company has agreed that, without the consent of Nextel Communications, neither it, its Restricted Affiliates nor any of its Unrestricted Affiliates (each as defined in the indentures for the March 1997 Notes and the March 1998 Notes) will participate in the ownership or management of any wireless communications service business in the United States or Canada other than with respect to its interest in Clearnet. Such restrictions terminate upon the earliest to occur of (i) April 15, 2007 and (ii) the date on which a Change of Control occurs (as defined in the Existing Indentures).

     If Nextel Communications gives the Company notice (the "Initial Notice") of a Future Wireless Opportunity, the Company will have 60 days to notify Nextel Communications that it intends to pursue such opportunity and how it intends to finance its participation. The Company must have secured a financing commitment within 90 days of the date of the Initial Notice and the Future Wireless Opportunity must be consummated within nine months of the date of the Initial Notice. In the event the Company fails to respond to Nextel Communications within the 60 and 90 day periods or fails to consummate the transaction within the nine-month period, Nextel Communications will be free to pursue the Future Wireless Opportunity.

     Each of the McCaw Group and Motorola has and (subject to the terms of applicable agreements between such parties and Nextel Communications) may have an investment or interest in entities that provide wireless communications services that could potentially compete with Nextel Communications and the Company. Under the McCaw Securities Purchase Agreement, the McCaw Investor, Craig O. McCaw and their Controlled Affiliates (as defined in the McCaw Securities Purchase Agreement) may not, for a period of time, participate in other two-way terrestrial based mobile wireless communications systems in the region that includes any part of North America or South America unless such opportunities have first been presented to and rejected by Nextel Communications. Such restrictions terminate on the later to occur of July 28, 2000 and one year after the termination of the Operations Committee.

     The Company also depends on Nextel Communications to provide it with various services including technology assistance, as well as certain administrative services. Such services are provided pursuant to an overhead services agreement. See Part III, Item 13, "Certain Relationships and Related Transactions."

     In November 1996, Nextel Communications, the Company and Motorola entered into a binding memorandum of understanding regarding the provision of equipment financing by Motorola, including the Motorola Financings (the "Motorola MOU"). Under the Motorola MOU, Motorola agreed to provide an aggregate of up to $400 million in vendor financing to Nextel Communications and Nextel International for the worldwide purchase of iDEN equipment and services and ancillary products (such as switches). In March 1997, Motorola and Nextel Communications entered into a term sheet increasing the maximum worldwide vendor financing available to Nextel Communications and the Company to $650 million, with a maximum non-U.S. amount outstanding of $400 million, subject to certain per-country limits as agreed in the Motorola MOU. The Motorola MOU sets a limit of $125 million per country (other than the United States and Canada) on the amount that may be borrowed under the Motorola Financings. In June 1997 and October 1997, the Company and Motorola entered into definitive agreements for financing the purchase of up to $14.7 million and $125 million of equipment by Nextel Philippines and Nextel Brazil, respectively.

     Commitments provided by Motorola to provide financing to any Operating Company (other than Clearnet), including Nextel Brazil and Nextel Philippines, count 100% against Motorola's $650 million aggregate commitment. Currently, Motorola has not committed any financing to any Operating Company other than the existing Motorola Financings described above. The Motorola MOU contemplates that the loans under the Motorola Financings will bear interest at a rate of 2% to 4% over prime rate, depending on the Operating Company placing the order and the country in which such company is installing the iDEN equipment, and that such loans could have a maturity of up to six years. Borrowings by an Operating Company may be secured by all the assets and stock of such Operating Company and it is expected that the Company will guarantee such borrowings on a pro rata basis based on the equity interest of the Company in the Operating Company incurring such borrowings. For a description of the definitive terms of the existing Motorola Financings entered into by Nextel Brazil and Nextel Philippines, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Any amounts available to be borrowed by the Operating Companies under the Motorola Financings will be reduced by any amounts borrowed by Nextel Communications and its subsidiaries other than the Company and the Operating Companies. Nextel Communications has committed to the Company that at least $95 million of the financing contemplated to be provided by Motorola pursuant to the Motorola MOU will be available to the Company. On March 13, 1998, Nextel Communications and its relevant subsidiaries entered into a new and increased bank credit facility with respect to its United States operations, and upon the consummation of such new facility, Nextel Communications made certain initial borrowings thereunder for, among other purposes, the repayment in full of all amounts then outstanding under its United States vendor financing arrangements with, among other lenders, Motorola. Simultaneously with such repayment, Nextel Communications terminated all related agreements and lines of credit with Motorola that relate to the United States. Although Nextel Communications has indicated no present intention to borrow any additional amounts from Motorola pursuant to the Motorola MOU, Motorola and Nextel Communications are not precluded in the future from entering into agreements to make such financing available to Nextel Communications and its U.S. subsidiaries. Accordingly, there can be no assurance that more than $95 million of the Motorola Financing will be available to fund the Operating Companies' equipment purchases. In addition, to the extent total amounts outstanding from Motorola to Nextel Communications and its subsidiaries, including the Company and the Operating Companies (other than Clearnet), plus requests for additional financing from Motorola by Nextel Communications and its subsidiaries (other than the Company and the Operating Companies) would exceed $650 million, the Company is required to repay or cause to be repaid sufficient borrowings such that after giving effect to such repayment, the total amount of loans outstanding from Motorola to Nextel Communications and its subsidiaries, including the Company and the Operating Companies (other than Clearnet), will not exceed $650 million. Nextel Communications (on behalf of itself and its subsidiaries other than the Company and the Operating Companies) has agreed with the Company not to borrow more than $400 million under the Motorola MOU.

     Although Nextel Communications has provided a substantial amount of financing to the Company prior to the March 1997 Offering, it has not done so since that time and is under no obligation to do so in the future.

     DEPENDENCE ON KEY PERSONNEL. The success of the Company and its growth strategy depends in large part on the Company's ability to attract and retain key management, marketing, finance and operating personnel, both at the Company and the Operating Companies. In many of the countries in which the Operating Companies conduct business, experienced management and other highly skilled personnel are in great demand. There can be no assurance that the Company will continue to attract and retain the qualified personnel necessary for its business. In addition, the loss of the services of one or more members of its senior management team, in particular Keith D. Grinstein, the Company's President and Chief Executive Officer, could have a material adverse effect on the Company. The Company does not maintain key person life insurance.

     RISKS ASSOCIATED WITH EMERGING MARKETS; UNCERTAINTIES ASSOCIATED WITH A NEW INDUSTRY. Most of the Company's markets are considered to be "emerging markets." Although political, economic and social conditions differ in each country in which the Company currently operates, developments in one country may affect the Company as a whole, including its ability to access international capital markets. In Peru, for example, there was significant terrorist activity in the 1980s and the early 1990s, during which period anti-government groups escalated violence against the government, the private sector and Peruvian residents. Although the government of Peru has made progress in suppressing terrorist activity since 1990, incidents of terrorist activity continue to occur, including the hostage incident at the residence of the Japanese Ambassador to Peru in 1997. There can be no assurance that such activity will not recur in the future or have a material adverse effect on the operations of Nextel Peru. The Company currently does not have political risk insurance in the countries in which the Operating Companies conduct business.

     The success of the Company's operating strategies is subject to factors that are beyond the Company's control and impossible to predict due, in part, to the limited history of wireless communications services in the Company's existing and targeted markets. Consequently, the size of these markets for wireless communications services, the rates of penetration of these markets, the sensitivity and ability of potential subscribers to pay subscription and other fees, the extent and nature of the competitive environment and the immediate and long-term viability of wireless communications services in these markets are uncertain.

     CURRENCY RISKS AND EXCHANGE CONTROLS. All of the Company's revenues will be denominated in non-U.S. currencies, although a significant portion of its capital and operating expenditures, including imported infrastructure and subscriber handset equipment, and the interest expense on substantially all of its outstanding debt, will be denominated in U.S. dollars. Accordingly, fluctuations in exchange rates relative to the U.S. dollar may have a material adverse effect on the Company's earnings or assets. In particular, the recent economic turmoil in Asia has resulted in a significant devaluation of the currencies in several countries in Asia and has caused fluctuations in the currencies of other emerging countries, particularly in Latin America. Any devaluation of local currencies in the countries in which the Operating Companies conduct business will result in increased costs for imported goods and services, and may, as a result, decrease demand for the Company's products and services in the affected markets. To the extent the Operating Companies distribute dividends in local currencies in the future, the amount of cash to be received by the Company will be affected by fluctuations in exchange rates and currency devaluations recently experienced by many Asian and Latin American countries. In addition, certain of the countries in which the Company has operations restrict the expatriation or conversion of currency.

     LOCAL ECONOMIES; POTENTIAL INFLATION. The Company's operations depend on the economies of the markets in which it has interests. These markets are in countries with economies in various stages of development or structural reform, some of which are subject to rapid fluctuations in terms of consumer prices, employment levels, gross domestic product and interest and foreign exchange rates. The Company may be subject to such fluctuation in the local economies. To the extent such fluctuations have an effect on the ability of customers to pay for the Operating Companies' services, the growth of the Company's wireless services could be impacted negatively. In particular, several countries in Asia, including the Philippines, have experienced a significant devaluation of their currencies and a decline in the value of their capital markets. In addition, these countries have experienced a number of bank failures and consolidations. The economic conditions in Asia have also affected other emerging markets, particularly those in Latin America. Because of the foregoing, the Company may experience (i) lower demand for its products and services by customers in the affected markets; (ii) increased local costs of imported goods and services due to the local currency devaluations in the affected markets; and (iii) a decline in revenues derived from customers in the affected markets. In addition, as a result of the foregoing, the other shareholders in Operating Companies may have difficulty in funding their capital requirements.

     In addition, many of the countries in which the Operating Companies operate do not have established credit bureaus, thereby making it more difficult to ascertain the creditworthiness of potential customers. Accordingly, the Company may experience a higher level of bad debt expense than otherwise would be the case. In particular, the Company's bad debt expense as a percentage of revenues in Brazil and Argentina has been significantly higher than in the Company's other markets.

     Certain of the Operating Companies conduct business in countries in which the rate of inflation is significantly higher than that of the United States. There can be no assurance that any significant increase in the rate of inflation in such countries could be offset, in whole or in part, by corresponding price increases by the Operating Companies, even over the long term.

     IMPORT DUTIES ON NETWORK EQUIPMENT AND HANDSETS. The Company's operations are highly dependent upon the successful and cost-efficient importation of infrastructure equipment and handsets from North America and, to a lesser extent, Europe and Japan. In the countries in which the Company operates, network equipment and handsets are subject to significant import duties and other taxes that can be as high as 50%. Although the Company believes there is a trend away from increased import duties, any significant increase in the future could have a material adverse effect on the Company's results of operations.

     INTERNATIONAL TAX RISKS. Distributions of earnings and other payments (including interest) received from the Company's operating subsidiaries and affiliates may be subject to withholding taxes imposed by the jurisdictions in which such entities are formed or operating, which will reduce the amount of after-tax cash the Company can receive from the Operating Companies. In general, a U.S. corporation may claim a foreign tax credit against its federal income tax expense for such foreign withholding taxes and for foreign income taxes paid directly by foreign corporate entities in which the Company owns 10% or more of the voting stock. The ability to claim such foreign tax credits and to utilize net foreign losses is, however, subject to numerous limitations, and the Company may incur incremental tax costs as a result of these limitations or because the Company is not in a tax-paying position in the United States.

     The Company may also be required to include in its income for U.S. federal income tax purposes its proportionate share of certain earnings of those foreign corporate subsidiaries that are classified as "controlled foreign corporations" without regard to whether distributions have been actually received from such subsidiaries.

     LEGAL ENFORCEMENT. A number of the agreements the Company enters into with the Operating Companies are governed by the laws of, and are subject to dispute resolution in the courts of, or through arbitration proceedings in, the country or region in which the operation is located. The Company cannot accurately predict whether such forum will provide it with an effective and efficient means of resolving disputes that may arise in the future. Even if the Company is able to obtain a satisfactory decision through arbitration or a court proceeding, it could have difficulty enforcing any award or judgment on a timely basis. The Company's ability to obtain or enforce relief in the United States is uncertain.

     FOREIGN CORRUPT PRACTICES ACT. The Company is subject to the Foreign Corrupt Practices Act (the "FCPA"), which generally prohibits U.S. companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business. Although the Company has taken precautions to comply with the FCPA, there can be no assurance that such precautions will protect the Company against liability under the FCPA, particularly as a result of actions which may in the past have been taken or which may be taken in the future by agents and other intermediaries for whom the Company may have exposure under the FCPA. In particular, the Company may be held responsible for actions taken by its local representatives or by other shareholders in an Operating Company even though the Company has no ability to control them. Any determination that the Company had violated the FCPA could have a material adverse effect on the Company.

     RADIO FREQUENCY EMISSION CONCERNS. Allegations have been made, but not proven, that the use of portable mobile communications devices may pose health risks due to radio frequency emissions from such devices. Studies performed by wireless telephone equipment manufacturers have rebutted these allegations, and a major industry trade association and certain governmental agencies in the United States have stated publicly that the use of such phones poses no undue health risk. Certain consumers have alleged that serious health risks have resulted from the use of certain mobile communications devices. The actual or perceived health risks of mobile communications devices could adversely affect mobile communications services providers, including the Company, through reduced subscriber growth, reduced network usage, the threat of product liability suits or limitations on financing available to the mobile communications industry.

     FORWARD-LOOKING STATEMENTS. A number of the matters and subject areas discussed herein that are not historical or current facts deal with potential future circumstances and developments. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may differ materially from the Company's actual future experience involving any one or more of such matters and subject areas. The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from the Company's current expectations regarding the relevant matter or subject area. The operations and results of the Company's business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified elsewhere in the foregoing "Risk Factors" section, including, but not limited to, general economic conditions in Latin America and Asia, as a result of the recent Asian economic crisis, the market segments that the Company is targeting for SMR and ESMR commercial services, future legislation or regulation by governmental entities in the markets in which the Operating Companies conduct their business, the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet the Company's service and deployment and marketing plans and customer demand, access to sufficient debt and equity financing to meet the Company's operating and financial needs, the successful deployment of the iDEN digital technology, the ability to achieve market penetration and average subscriber revenue level sufficient to provide financial viability to the Company's wireless communications business, the Company's ability to timely and successfully accomplish required scale-up of its billing, customer care and similar back-room operations to keep pace with anticipated customer growth and increased system usage, the quality and price of similar or comparable wireless communications services offered or to be offered by the Company's competitors, including providers of cellular and PCS, other wireless communications services or telecommunications generally and other risks and uncertainties described from time to time in the Company's reports filed with the Commission.

ITEM 2.  PROPERTIES

     The Company currently leases 6,559 square feet for its principal executive and administrative offices in Seattle, Washington, and payments under such lease equals approximately $110,000 per year. In addition, the Company's subsidiaries have leases for office space and transmission sites in each of the countries where the Operating Companies conduct business.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the period commencing October 1, 1997 and concluding December 31, 1997, which is the final quarter covered by this report.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

MARKET INFORMATION

     There is no public trading market for the Company's common equity. A wholly owned subsidiary of Nextel Communications is the sole holder of record of the Company's Common Stock.

DIVIDENDS

     The Company has not paid any dividends on its equity securities. Covenants in the Existing Indentures restrict the Company's ability to pay cash dividends on its equity securities.

SALES OF UNREGISTERED SECURITIES

     The Company did not sell any equity securities during the period covered by this report.

ITEM 6.  SELECTED CONSOLIDATED HISTORICAL FINANCIAL DATA

     The following table sets forth the selected financial data on a consolidated historical basis for the Company as of December 31, 1994, 1995, 1996 and 1997, and for the years then-ended. The selected consolidated historical financial data of the Company as of and for the years ended December 31, 1994, 1995, 1996 and 1997 were derived from the consolidated financial statements and the notes thereto of the Company, which have been audited by Deloitte & Touche LLP, independent auditors, whose report, with respect to each of the three years ended December 31, 1997 and at December 31, 1996 and 1997, has been included herein.

     The selected consolidated historical financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements, including the notes thereto, appearing elsewhere in Part II of this Annual Report on Form 10-K.

                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                       1994       1995       1996       1997
                                                     --------   --------   --------   ---------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues...........................................  $     --   $     --   $     --   $  13,015
Costs and expenses related to revenues.............        --         --         --       7,424
Selling, general and administrative................        --        277      9,318      26,768
Depreciation and amortization......................         2         19        168      18,381
                                                     --------   --------   --------   ---------
Operating loss.....................................        (2)      (296)    (9,486)    (39,558)
Interest income....................................     2,688      6,233      4,300      19,666
Interest expense...................................        --         --       (323)    (56,583)
Loss from equity method investments................        --     (6,853)    (5,991)    (11,401)
Other, net(1)......................................        --    (15,002)       379       5,561
Minority interest..................................        --         --         --       2,085
                                                     --------   --------   --------   ---------
Income (loss) before income tax benefit
  (provision)......................................     2,686    (15,918)   (11,121)    (80,230)
Income tax benefit (provision).....................      (914)    (2,119)    (1,355)      6,282
                                                     --------   --------   --------   ---------
Net income (loss)..................................  $  1,772   $(18,037)  $(12,476)  $ (73,948)
                                                     ========   ========   ========   =========
Net income (loss) per share, basic and diluted.....  $   0.05   $  (0.49)  $  (0.34)  $   (2.03)
Weighted average shares outstanding(2).............    36,500     36,500     36,500      36,500
CONSOLIDATED BALANCE SHEET DATA (AT END OF PERIOD):
Cash and cash equivalents(3).......................  $125,542   $ 85,302   $ 53,029   $ 159,790
Marketable securities..............................        --         --         --     128,560
Property, plant and equipment, net.................        --         36      8,703     136,210
Investment in unconsolidated subsidiaries..........        --     47,951     98,982     106,489
Intangible assets, net.............................        --     10,135     10,878     526,000
Total assets.......................................   171,536    169,675    199,367   1,123,038
Current portion of long-term debt..................        --         --         --       2,211
Long-term debt, excluding current portion..........        --         --         --     597,809
Stockholders' equity...............................     1,772     11,939     39,203     296,029

---------------
(1) Other, net includes a $15.0 million charge in 1995 representing an other than temporary decline in the fair value of the Company's investment in Nextel Mexico as a result of a decline in the Mexican Peso.

(2) As adjusted for the 100,000-for-1 stock split effective March 6, 1997 and the 3.65-for-1 stock split effective August 25, 1997.

(3) Includes approximately $69.0 million of cash held by the Company at December 31, 1997 that is restricted for use as equity investments under the Company's financing agreements and equipment purchases under certain infrastructure purchase contracts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in Part II of this Annual Report on Form 10-K.

OVERVIEW

GENERAL

     Nextel International provides wireless communications services in five of the largest cities in Latin America and two of the largest cities in Asia. As of December 31, 1997, the Company's markets covered approximately 248 million POPs, approximately 131 million of which are in Latin America. Nextel International is the largest SMR service provider in Brazil and Mexico, and holds the largest SMR channel position in Argentina. The Company's strategy is focused on using its leading analog dispatch or SMR channel positions in its principal markets, together with Nextel Communications' experience and supplier relationships, to upgrade its services from analog dispatch to digital ESMR services, using Motorola's iDEN technology. The Company currently plans to launch ESMR commercial service in Sao Paulo during the first half of 1998, Buenos Aires and Rio de Janeiro during the second quarter of 1998 and Mexico City and Manila during the third quarter of 1998. The timing of the Company's currently planned launch schedule depends on a number of factors, some of which are beyond the Company's control. See Part I, Item 1, "Business -- The Company's Operations and Investments." The Company's upgrade to digital networks will allow it to increase capacity significantly and to offer in a single digital subscriber unit, additional services and advanced features, such as direct connect (group calling and instant conferencing), telephone interconnect and text messaging services.

     As of December 31, 1997, the Company directly or indirectly owned 100% of Nextel Mexico; 50% of Nextel Argentina, accounted for using the equity method; 30% of Nextel Philippines, accounted for using the equity method; 3.7% of Clearnet, accounted for as an investment available-for-sale and reflected at fair market value and a contractual right to receive 12.1% of the profits of the Shanghai GSM System, accounted for as a cost method investment. Additionally, the Company, through an 81% equity interest in Nextel Brazil and Nextel Brazil's 95% equity interest in Nextel S.A., held a 77% equity interest in Nextel S.A. Accordingly, the Company's consolidated financial statements include the accounts of Nextel Brazil and Nextel Mexico commencing January 30, 1997 and September 1, 1997, respectively, which are the dates when the Company acquired a controlling interest in the respective companies. Prior to September 1, 1997, Nextel Mexico was accounted for using the equity method. The Company's consolidated financial statements include the accounts of Nextel Argentina prior to May 6, 1997, when it was contributed to a joint venture (the "Argentina Joint Venture") in which the Company then owned 50% of the outstanding equity. The Company's initial acquisition of an 81% interest in Nextel Brazil on January 30, 1997, the MCS Transaction and the Company's increase in its equity interest in Nextel Mexico (through a series of transactions) from 30.1% to 100% were accounted for under the purchase method and the excess of the purchase price over book value was allocated to licenses and goodwill based on their preliminary estimated fair values and will be amortized over 20 years.

     On January 1, 1997 and March 3, 1997, respectively, Nextel International (Services), Ltd. ("Nextel Services") (formerly McCaw International (Services), Ltd.) and Nextel International (CANMEX), Ltd. ("Nextel Canmex"), both wholly owned subsidiaries of Nextel Communications, were merged into the Company. As these mergers represented transfers between companies under common control, they have been accounted for in a manner similar to poolings of interest; accordingly, the historical financial statements reflect the combined financial position and results of operations of the Company, Nextel Services and Nextel Canmex for all periods presented.

     On January 29, 1998, the Company acquired 70.1% of the common equity of Nextel Peru for $27.9 million, $23.8 million of which will represent new capital to be contributed to Nextel Peru to finance the expansion, upgrade and operation of its wireless services business. To date the Company has paid $7.0 million to Nextel Peru and the remaining $20.9 million will be paid in the form of capital contributions, which the Company expects will be made prior to July 30, 1998. On January 30, 1998, the Company acquired an additional 50% equity interest in Nextel Argentina through the Argentina Acquisition. Accordingly, the

Company's historical financial statements for 1998 will consolidate the accounts of Nextel Peru and Nextel Argentina. The acquisition of Nextel Peru and the Argentina Acquisition were accounted for under the purchase method and the excess of the purchase price over book value was allocated to licenses and goodwill based on their preliminary estimated fair value and will be amortized over 20 years. In addition, the Company has negotiated the right to acquire a 37.5% interest in MKT, an Indonesian joint venture, which holds a provisional license for 80 SMR channels. The Company's further participation in MKT through the acquisition of such 37.5% interest is subject to receipt of certain Indonesian regulatory approvals. To date the Company has advanced approximately $1.5 million as loans to MKT (which are guaranteed by the holder of the principal ownership interest in MKT). The Company does not intend to make any substantial investment in the joint venture until the economic and political conditions in Indonesia, and the economic conditions in Asia generally, have stabilized. To the extent the Company does acquire a 37.5% interest in MKT, under U.S. GAAP as in existence on the date hereof, such investment would be accounted for under the equity method. On March 12, 1998, the Company consummated the Clearnet Transaction.

     The accounts of the Company's consolidated foreign subsidiaries and those foreign subsidiaries accounted for under the equity method are presented utilizing accounts as of a date one month earlier than the accounts of the Company and its United States subsidiaries to ensure timely reporting of consolidated results.

REVENUES

     The Company derives its revenues primarily from (i) activation fees, which are the initial charges paid by a new subscriber for service; (ii) monthly fixed access charges, which vary depending on the plan chosen by the subscriber; (iii) airtime charges, which are billed based on usage; (iv) monthly rental charges, which are derived from the leasing of wireless equipment; (v) the sale of handsets to subscribers; and (vi) in certain markets, various local taxes and fees which are passed on to customers. Each Operating Company sets the pricing of the different components of its services in accordance with its marketing plan in each of the markets in which it operates, taking into account, among other things, competitive factors. Usage revenues are accrued for during the month incurred and billed at the end of the monthly billing cycle. Rental fee revenues and monthly fixed access charges are billed in advance and recognized in the period service was delivered. Equipment sales are recognized at the time of sale.

     In general, revenue per subscriber is higher in the Company's markets than in the United States. In part, this is due to the poor quality of landline service and unsatisfied demand for telephony services generally found in emerging markets. In many emerging markets, including most of those in which the Operating Companies conduct business, wireless service is often used as a substitute for landline service, which increases the relative usage per subscriber and the revenue per subscriber.

     The Company is subject to the laws and regulations governing telecommunication services in effect in each of the countries in which the Operating Companies conduct business. These laws and regulations cover, among other things, the number of licenses that can be used in any one service area by affiliated companies, the construction and loading requirements necessary to retain a license, the number of telephone numbers that can be assigned to an individual licensee and the type of customer to whom service can be provided and the rights of a licensee to interconnect with a public telecommunications network. Each of these factors can have a significant influence on the Company's ability to generate revenues and are subject to change by the governmental agency responsible for determining the laws and regulations in the respective countries. The Company cannot predict what future laws and regulations might be passed that could have a material effect on the Company's results of operations. The Company assesses the impact of significant changes in laws and regulations on a regular basis.

COSTS AND EXPENSES RELATED TO REVENUES

     Costs and expenses related to revenues include both the cost of radio service revenue and the cost of equipment sales and maintenance. Cost of radio service revenue represents the cost of maintaining networks, interconnection charges, site lease costs, technical expenses and utilities. The Company anticipates the cost of radio service revenue will increase with the expansion of its wireless networks.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     At the corporate level, selling, general and administrative expenses consist primarily of compensation expenses and to a lesser extent include expenses such as rent, professional fees and other general corporate expenses. At the Operating Company level, selling, general and administrative expenses consist primarily of customer acquisition costs, advertising and to a lesser degree, salaries and office expenses. Prior to 1997, substantially all of selling, general and administrative expenses were incurred at the Nextel International level. As the consolidated Operating Companies continue to expand their wireless communications networks and add subscribers, the Company expects a larger portion of selling, general and administrative expenses to be incurred at the Operating Company level. The Company expects selling, general and administrative expenses to increase over time as it continues to expand its operations.

     The Company is billed directly on a monthly basis by landline telephone companies for interconnect services and by various governments for taxes. The Company bills its subscribers for these charges and taxes and is responsible for collecting the charges and taxes from them. Many of the countries in which the Company operates do not have established credit bureaus, thereby making it more difficult for the Company to ascertain the creditworthiness of potential customers. Accordingly, the Company experiences a relatively high level of bad debt expense in most of its markets. In particular, the Company's bad debt expense as a percentage of revenue and customer turnover in Brazil and Argentina have been significantly higher than that in the Company's other markets.

DEPRECIATION AND AMORTIZATION

     Historically, the Company's depreciation and amortization expense has been primarily attributable to the depreciation of property, plant and equipment at its corporate headquarters. As a result of the acquisition of Nextel Brazil in January 1997, Nextel Mexico in August 1997, Nextel Argentina and Nextel Peru in January 1998 and possible future acquisitions, the Company expects depreciation and amortization to increase significantly.

INTEREST INCOME

     Interest income represents income earned on notes receivable, cash and cash equivalents and marketable securities. Interest income is expected to increase temporarily in 1998 as the net proceeds of the March 1998 Offering are invested pending their application as set forth under Part I, Item 1, "Business -- 1998 Plan."

INTEREST EXPENSE

     Historically, interest expense has consisted of amounts payable on the March 1997 Notes and to a lesser extent outstanding borrowings under the Brazil Motorola Financing. Interest expense is expected to increase in future periods as a result of the March 1998 Offering and the incurrence of additional indebtedness, including under the Brazil Motorola Financing and the Argentina Credit Facility.

LOSS FROM EQUITY METHOD INVESTMENTS

     Loss from equity method investments represents the Company's proportionate share of net income or loss from its investments in companies of which it owns between 20% and 50%. For the year ended, December 31, 1997, loss from equity method investments consisted of the Company's proportionate share of net losses from its interest in Nextel Mexico prior to obtaining a majority interest in August 1997, 30% interest in Nextel Philippines and 50% interest in Nextel Argentina after May 6, 1997. Loss from equity method investments also includes amortization of the excess purchase price over net assets acquired in its investments in entities accounted for under the equity method.

OTHER, NET

     Other, net consists primarily of foreign currency transaction gains and losses. In addition, it also includes fees received for management services provided to Shanghai CCT McCaw and Nextel Philippines.

MINORITY INTEREST

     Minority interest represents the 19% interest in Nextel Brazil (or approximately 23% interest in Nextel S.A. subsequent to the MCS Transaction) not owned by the Company and the 23% minority interest in Nextel Mexico not owned by the Company prior to acquiring 100% of Nextel Mexico.

INCOME TAX BENEFIT (PROVISION)

     The Company is subject to income taxes in the United States and in each of the jurisdictions in which the Operating Companies conduct business. In the United States, the Company is included in the consolidated tax return of Nextel Communications; however, the tax accounts are stated as if the Company filed a separate return pursuant to the terms of a Tax Sharing Agreement between the Company and Nextel Communications dated as of March 6, 1997 (the "Tax Sharing Agreement").

     In the periods prior to the Company's merger with Nextel Canmex, the Company was precluded from recognizing income tax benefits associated with its U.S. net operating losses because it was not reasonably certain that the Company would generate taxable income. Historically on a stand-alone basis, Nextel Canmex generated taxable income from the interest earned on its investments of cash and cash equivalents. As accounting rules related to the pooling of interest method of accounting preclude the offsetting of the Company's historical net operating losses against Nextel Canmex's historical taxable income, the Company has recognized only the Nextel Canmex income tax expense in the combined financial statements presented prior to the merger date. Subsequent to the merger, which occurred in the first quarter of 1997, the Company combined the tax attributes of the merged companies. The Company is obligated to pay to Nextel Communications, pursuant to the Tax Sharing Agreement, amounts for taxes paid by Nextel Communications because net operating losses at the Operating Company level cannot be used for United States income tax purposes and interest expense on the March 1997 Notes is not, and interest expense on the March 1998 Notes is not expected to be, deductible for United States income tax purposes.

     Subsequent to the acquisitions of Nextel Brazil and Nextel Mexico, the Company recognized income tax benefit related to its operations in Brazil and Mexico. Certain of the Brazilian and Mexican subsidiaries have taxable temporary differences allowing for the recognition of the tax benefits derived from net operating losses. The Company expects that the tax benefits from net operating losses in these Brazilian and Mexican subsidiaries will continue to be recognized in its financial statements throughout 1998.

YEAR ENDED DECEMBER 31, 1997 AND 1996

     The Company's consolidated financial statements include the accounts of Nextel Brazil and Nextel Mexico commencing January 30, 1997 and September 1, 1997, respectively, which are the dates when the Company acquired a controlling interest in the respective companies. Prior to September 1, 1997, Nextel Mexico was accounted for using the equity method. The Company's consolidated financial statements also include the accounts of Nextel Argentina prior to May 6, 1997, when it was contributed to the Argentina Joint Venture. On and after May 6, Nextel Argentina is accounted for using the equity method. In 1997, substantially all of the revenues and costs and expenses related to revenues result from the eleven months of Nextel Brazil's SMR operations and four months of Nextel Mexico's SMR operations included in the Company's consolidated financial statements.

     Revenues increased to $13.0 million in 1997 from $0 in 1996. The increase in revenues is primarily attributable to fees generated from analog SMR services provided in Brazil in 1997 by affiliates of Nextel Brazil and from analog SMR services provided in Mexico in 1997 by affiliates of Nextel Mexico. Nextel Argentina commenced commercial operations in February 1997; therefore, minimal revenues were recognized in 1997 and no revenues were recognized in 1996.

     Selling, general and administrative expenses increased $17.5 million to $26.8 million in 1997 from $9.3 million in 1996. Approximately $17.4 million of the increase is attributable to Nextel Brazil. Additionally, approximately $2.4 million of the increase is attributable to the four months of Nextel Mexico's SMR operations. The increase in selling, general and administrative expenses from Nextel Brazil's and Nextel

Mexico's operations was offset by a $2.0 million decrease attributable to the contribution of Nextel Argentina to the Argentina Joint Venture.

     Depreciation and amortization increased to $18.4 million in 1997 from $200,000 in 1996. Approximately $14.0 million and $3.8 million of the increase is attributable to the depreciation and amortization expense of Nextel Brazil and Nextel Mexico, respectively. The remaining increase is due to the amortization of licenses in Nextel Argentina.

     Interest income increased $15.4 million to $19.7 million in 1997 from $4.3 million in 1996. The increase was primarily attributable to income recognized on the investment of the net proceeds from the March 1997 Notes Offering prior to their application in the Company's business.

     Interest expense of $56.6 million was recognized in 1997, which primarily represents accretion on the March 1997 Notes and amortization of associated debt issue costs. In 1997, the Company capitalized $2.5 million of interest expense in connection with the construction and development of its digital ESMR networks. No significant interest expense was recognized in 1996.

     Loss from equity method investments increased $5.4 million to $11.4 million in 1997 from $6.0 million in 1996. The increase was primarily attributable to approximately $5.1 million in losses associated with the Company's 50% interest in the Argentina Joint Venture. Additionally, losses associated with its 30% interest in Nextel Philippines increased $2.6 million primarily due to the effect of the devaluation of the Philippine peso. The increase in loss from equity method investments was partially offset by the effect of Nextel Mexico no longer being accounted for under the equity method.

     Other net of $5.6 million increased from $400,000 in 1996. The increase in 1997 is primarily attributable to approximately $6.0 million in foreign currency transaction gains recognized upon the remeasurement of Nextel Brazil's and Nextel Mexico's net monetary liabilities denominated in the local currency to the U.S. dollar.

     Minority interest in the net loss of Nextel Brazil and Nextel Mexico totaled $2.1 million in 1997. The amount is primarily attributable to the minority shareholders' approximately 23% interest in the net loss of Nextel Brazil.

     The Company recognized an income tax benefit of $6.3 million in 1997 compared to an income tax provision of $1.4 million in 1996. The income tax benefit recognized in 1997 was primarily attributable to $8.0 million of operating losses and changes in temporary timing differences of Nextel Brazil and Nextel Mexico. The foreign income tax benefits recognized during 1997 were partially offset by a U.S. tax provision of $1.7 million resulting from the taxes payable on the interest income associated with the investment of the net proceeds from the March 1997 Offering pending their application in the Company's business. The income tax provision recognized in 1996 was primarily attributable to the taxes associated with Nextel Canmex's interest income.

YEAR ENDED DECEMBER 31, 1996 AND 1995

     Nextel Argentina commenced commercial operations in February 1997. Accordingly, there were no revenues or costs and expenses related to revenues in 1996 and 1995.

     Selling, general and administrative expenses increased $9.0 million to $9.3 million in 1996 from $300,000 in 1995. The increase is attributable to $6.3 million of additional expenses related to the increase in staffing and expenses associated with the corporate oversight function, $1.3 million related to Nextel Argentina start-up costs and $1.4 million of inventory write-offs at Nextel Argentina.

     Depreciation and amortization expense increased to $200,000 in 1996 from $0 in 1995. The increase is primarily attributable to depreciation from property, plant and equipment associated with the corporate oversight function.

     Interest income decreased $1.9 million to $4.3 million in 1996 from $6.2 million in 1995. The decrease is primarily due to lower amounts of cash and cash equivalents on hand during 1996.

     Interest expense of $300,000 represents interest accrued on an intercompany note payable to Nextel Communications outstanding during the fourth quarter of 1996. No interest-bearing intercompany notes existed during 1995.

     Loss from equity method investments decreased $900,000 to $6.0 million in 1996 from $6.9 million in 1995. The decrease is primarily attributable to the net loss of Nextel Mexico decreasing from $31.3 million in 1995 to $11.8 million in 1996. The decrease in the net loss of Nextel Mexico was partially offset by the Company's increase in ownership percentage during 1996 and $1.3 million of additional amortization of the excess purchase price over net assets acquired in its Nextel Philippines and additional Nextel Mexico investments. The decrease in the net loss of Nextel Mexico was primarily due to foreign currency exchange losses incurred in 1995 and interest expense reductions during 1996.

     Other, net consisted of income of $400,000 in 1996 compared to expense of $15.0 million in 1995. Other income recognized during 1996 primarily relates to amounts recognized under technical services agreements with Nextel Philippines and Shanghai CCT McCaw. Other expenses recognized during 1995 consists primarily of a $15.0 million write-down of the Company's investment in Nextel Mexico, which represented an other than temporary decline in value resulting from the decline in the Mexican Peso.

     Income tax expense decreased $700,000 to $1.4 million in 1996 from $2.1 million in 1995. The decrease in income tax expense is attributable to Nextel Canmex's interest income decreasing during 1996 as a result of lower amounts of cash and cash equivalents on hand throughout the year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred historical net losses of approximately $104.5 million from January 1, 1995 through December 31, 1997. These losses resulted from expenditures required for the development of the Company's wireless communications networks, other start-up costs and the fact that as of December 31, 1997 only $13.0 million of consolidated revenues had been recorded. The Company expects to continue to incur increasing losses and negative operating cash flows as it continues to build-out and upgrade its existing wireless communications networks. Through December 31, 1997, funds necessary to finance the Company's activities have been provided to the Company primarily by its parent, Nextel Communications, in the form of equity contributions and from the net proceeds of the March 1997 Offering, and to a lesser extent from vendor financing, including the existing Motorola Financings. Nextel Communications is not obligated to provide any additional funding to the Company.

     Net cash provided by (used in) operating activities for 1995, 1996 and 1997 approximated $6.1 million, $(2.9) million and $(16.5) million, respectively. In 1995 and 1996, cash from operating activities consisted mainly of interest income generated from cash held by Nextel Canmex offset by selling, general and administrative expenses of the Company. During 1997, cash used in operations consisted primarily of selling, general and administrative expenses related to the development and management of wireless communication networks in Brazil and Mexico offset by interest income earned on the proceeds of the March 1997 Notes.

     Net cash used in investing activities approximated $47.9 million, $72.3 million and $389.2 million, for 1995, 1996, and 1997, respectively. In 1995, investing activities consisted of the purchase of SMR licenses and investments in Nextel Mexico. During 1996, the Company's investments consisted primarily of the purchase of analog infrastructure equipment and equity interests in Nextel Mexico and Nextel Philippines. During 1997, cash used in investing activities consisted of the purchase of ESMR infrastructure equipment, additional ownership interests in Nextel Mexico and investments in marketable securities.

     Net cash provided by financing activities approximated $1.6 million, $43.0 million and $512.4 million, for 1995, 1996, and 1997, respectively. In both 1995 and 1996, financing activities consisted mainly of capital contributions from Nextel Communications, which were partially offset by repayment of amounts due to Nextel Communications. During 1997, cash provided by the Company's financing activities consisted mainly of proceeds from the issuance of the March 1997 Notes, offset by repayment of other long-term debt and amounts due to Nextel Communications.

     The Company currently estimates its funding requirements for 1998 to be approximately $810 million. These amounts consist primarily of the purchase of switches and other equipment, the acquisition of cell sites, the cost of constructing the network, loading subscribers, the acquisition of licenses and investments and funding of operating losses. The Company currently estimates that approximately $227 million of such requirements will be related to expenditures in Brazil, $161 million in Argentina, $152 million in Mexico, $29 million in Peru and $74 million in the Philippines. See Part I, Item 1, "Business -- 1998 Plan."

     Pursuant to the Nextel Brazil Put, the Telcom Group has the right between October 31, 2001 and November 1, 2003, to require Nextel Brazil to redeem such shareholder's interest in Nextel Brazil at fair market value as determined pursuant to an appraisal procedure. Motorola has the right to exercise the Nextel Peru Put if Motorola owns at least 19% of the outstanding shares of Nextel Peru and Nextel Peru does not purchase ESMR infrastructure equipment from Motorola, provided that such ESMR infrastructure equipment is technologically competitive and is offered to Nextel Peru by Motorola on competitive commercial terms. Upon execution of the Philippine Partner Agreement, the Gotesco Group will have the right, exercisable within nine months after the execution of the Philippine Partner Agreement to put its 20% interest in Nextel Philippines to the Company at a purchase price of approximately $9.4 million. Additionally, the Company would be required to purchase approximately $17.6 million of the Philippines Shareholders' loans that remain outstanding following execution of the Philippines Partner Agreement. The Company anticipates that it would seek any required funding to meet any such obligations through the issuance of additional debt and equity securities at the Company and such Operating Company's levels, future equity investments in such Operating Company by new local partners and capital contributions from Nextel Communications in the form of cash or common stock of Nextel Communications. Nextel Communications has no obligation to provide any such financing in any form and there can be no assurance that the Company or any of the other Operating Companies will be successful in obtaining all of the amounts required to fund any Operating Company Put obligations. The failure to fund any such obligation may have a material adverse effect on the Company. In addition to the Operating Company Puts, the Company and certain Operating Companies have certain deferred payment obligations that will mature during or after 1998. Upon approval by Anatel, the Company intends to exercise its rights under the Option Agreements and its option with respect to the remaining 51% interest in MCS. The Company would be required to pay approximately $4.6 million to exercise such options. Pursuant to a services agreement entered into between Nextel Mexico and certain shareholders of Grupo San Luis, in connection with the Company's purchase of Grupo San Luis' equity interest in Nextel Mexico, Nextel Mexico has agreed to pay such shareholders' aggregate consulting fees of approximately $6.6 million in January 1999 as consideration for regulatory advice and consulting services rendered to Nextel Mexico. The Company is obligated to pay to Nextel Peru the remaining purchase price of $20.9 million for its equity interest in Nextel Peru by July 30, 1998. Additionally, in connection with the Argentina Credit Facility, the Company will agree to contribute at least $50 million of additional capital in the form of cash or new equipment to Nextel Argentina by December 31, 1999.

  MOTOROLA FINANCINGS AND BANK FACILITY

     MOTOROLA MOU. In November 1996, Nextel Communications, Nextel International and Motorola entered into the Motorola MOU regarding the provision of equipment financing by Motorola including the Motorola Financings. Under the Motorola MOU, Motorola agreed to provide an aggregate of up to $400 million in vendor financing to Nextel Communications and Nextel International for the worldwide purchase of iDEN equipment and services and ancillary products (such as switches). In March 1997, Motorola and Nextel Communications entered into term sheet increasing the maximum worldwide vendor financing available to Nextel Communications and Nextel International to $650 million, with a maximum non-U.S. amount outstanding of $400 million, subject to certain per country limits as agreed to in the Motorola MOU. The Motorola MOU sets a limit of $125 million per country (other than the United States and Canada) on the amount that may be borrowed under the Motorola Financings. In June 1997 and October 1997, the Company and Motorola entered into definitive agreements for financing the purchase of up to $14.7 million and $125 million of equipment by Nextel Philippines and Nextel Brazil, respectively.

     Commitments provided by Motorola to provide financing to any Operating Company (other than Clearnet), including Nextel Brazil and Nextel Philippines, count 100% against Motorola's $650 million aggregate commitment. Currently, Motorola has not committed any financing to any Operating Company other than the existing Motorola Financings described below. The Motorola MOU contemplates that the loans under the Motorola Financings will bear interest at a rate of 2% to 4% over prime rate, depending on the Operating Company placing the order and the country in which such company is installing the iDEN equipment, and that such loans could have a maturity of up to six years. Borrowings by an Operating Company may be secured by all the assets and stock of such Operating Company and it is expected that the Company will guarantee such borrowings on a pro rata basis based on the equity interest of the Company in the Operating Company incurring such borrowings.

     Any amounts available to be borrowed by the Operating Companies under the Motorola Financings will be reduced by any amounts borrowed by Nextel Communications and its subsidiaries other than the Company and the Operating Companies. Nextel Communications has committed to the Company that at least $95 million of the financing contemplated to be provided by Motorola pursuant to the Motorola MOU will be available to the Company. On March 13, 1998, Nextel Communications and its relevant subsidiaries entered into a new and increased bank credit facility with respect to its United States operations, and upon the consummation of such new facility, Nextel Communications made certain initial borrowings thereunder for, among other purposes, the repayment in full of all amounts then outstanding under its United States vendor financing arrangements with, among other lenders, Motorola. Simultaneously with such repayment, Nextel Communications terminated all related agreements and lines of credit with Motorola that relate to the United States. Although Nextel Communications has indicated no present intention to borrow any additional amounts from Motorola pursuant to the Motorola MOU, Motorola and Nextel Communications are not precluded in the future from entering into agreements to make such financing available to Nextel Communications and its U.S. subsidiaries. Accordingly, there can be no assurance that more than $95 million of the Motorola Financing will be available to fund the Operating Companies' equipment purchases. In addition, to the extent total amounts outstanding from Motorola to Nextel Communications and its subsidiaries, including the Company and the Operating Companies (other than Clearnet), plus requests for additional financing from Motorola by Nextel Communications and its subsidiaries (other than the Company and the Operating Companies) would exceed $650 million, the Company is required to repay or cause to be repaid sufficient borrowings such that after giving effect to such repayment, the total amount of loans outstanding from Motorola to Nextel Communications and its subsidiaries, including the Company and the Operating Companies (other than Clearnet), will not exceed $650 million. Nextel Communications has agreed with the Company not to borrow more than $400 million under the Motorola MOU.

     PHILIPPINES MOTOROLA FINANCING. In June 1997, Nextel Philippines and Motorola entered into the Philippines Motorola Financing, pursuant to which Motorola committed to provide a maximum amount of $14.7 million in term loans to Nextel Philippines to finance the purchase of infrastructure equipment and services from Motorola. The Philippines Motorola Financing matures in June 1999 and provides for an annual interest rate of LIBOR plus 506 basis points. Pursuant to the Philippines Motorola Financing the term loans are secured by a first-priority lien on substantially all of Nextel Philippines' assets and a pro rata guarantee of such financing by each of Nextel Philippines' shareholders, including the Company. As of December 31, 1997 all of the $14.7 million had been borrowed under the Philippine Motorola Financing.

     BRAZIL MOTOROLA FINANCING. In October 1997, Nextel Brazil and Motorola Credit entered into the Brazil Motorola Financing, pursuant to which Motorola Credit agreed to provide up to $125 million in term loans to Nextel Brazil to finance the purchase of infrastructure equipment and services from Motorola. The Brazil Motorola Financing is repayable in semiannual installments over a period of 42 months commencing June 30, 2000 and bears interest at an annual rate periodically determined by the Company at either LIBOR plus 4.63% or the Prime Rate plus 2.5%. Pursuant to the Brazil Motorola Financing, the loans are secured by a first priority lien on substantially all of Nextel Brazil's assets, a pledge of all of the stock of Nextel Brazil and its subsidiaries, including Nextel S.A., and guarantees by the Company and Motorola International (which indirectly holds a 5% equity interest in Nextel S.A.) of 93.9% and 6.1%, respectively, of Nextel Brazil's obligations under such financing. Additionally, approximately $70.3 million of the Company's cash, cash equivalents and marketable securities was restricted at October 31, 1997 for use as future equity investments in Nextel Brazil and its subsidiaries. The Brazil Motorola Financing contains certain financial covenants that require the following: (i) a Fixed Charge Coverage Ratio of not less than 1.25:1.00 at the end of each fiscal quarter; provided, however, if the stockholder guaranties have not terminated, not less than 1.00:1.00; (ii) a net worth of greater than $0 at the end of each fiscal quarter; (iii) EBITDA at the end of each quarter ranging from $(10,000,000) at June 30, 1998 to $125,000,000 at June 30, 2002 and
thereafter; and (iv) minimum recurring revenues ranging from $10,000,000 at June 30, 1998 to $225,000,000 at December 31, 2001. As of December 31, 1997,
approximately $50.3 million had been drawn, and the remaining $74.7 million was available for future borrowings under the Brazil Motorola Financing.

     ARGENTINA CREDIT FACILITY. As of February 27, 1998, Nextel Argentina entered into the Argentina Credit Facility, an $83 million senior secured credit facility. In addition, Nextel Argentina and The Chase Manhattan Bank entered into an agreement, dated February 27, 1998, pursuant to which the parties agreed that the aggregate commitments under the Argentina Credit Facility shall automatically be increased by up to $17 million to the extent that additional lenders agree to provide such commitments. The Chase Manhattan Bank agreed to use commercially reasonable efforts to syndicate the additional $17 million. Borrowings under the Argentina Credit Facility are subject to finalizing certain security arrangements as well as the satisfaction or waiver of certain other conditions. Loans under the Argentina Credit Facility will bear interest at a rate equal to either (i) the ABR plus 2.75% (ABR is the highest of the prime rate, the base CD rate plus 1% and the federal funds rate plus 0.5%) or (ii) the Eurodollar rate plus 3.75% (Eurodollar rate is the LIBO rate multiplied by the statutory reserve rate). Tranche A loans will be used for financing the import of capital goods; Tranche B loans will be used for financing the import of capital goods, financing capital expenditures related to development, expansion and upgrade of Nextel Argentina's network system, permitted spectrum acquisitions and general working capital needs. In addition, Nextel Argentina may request additional term loans (the "Incremental Facility Loans") from $10 million to $50 million, provided that Nextel International matches such loans on a one-to-one basis. The maximum amount available under the Incremental Facility Loans is $50 million. The Argentina Credit Facility will be secured by a pledge of the stock of Nextel Argentina and a first priority lien on the assets of Nextel Argentina and its subsidiaries and each of Nextel Argentina's material subsidiaries will guarantee the Argentina Credit Facility. The loans under the Argentina Credit Facility will be repaid in quarterly installments beginning September 30, 2000 and ending March 31, 2003. The first nine installments will be equal to 1/18 of the then outstanding balance and the final installment will be in an amount equal to the then-outstanding balance. As a condition to the Argentina Credit Facility, Nextel International will enter into a Capital Subscription Agreement whereby it will agree to make aggregate equity contributions in cash or equipment to Nextel Argentina as follows: $115.5 million on or before June 30, 1998, $133 million on or before December 31, 1998, $140.1 million on or before June 30, 1999 and $148 million on or before December 31, 1999. Nextel Argentina will be required to make mandatory prepayments equal to 50% of Excess Cash Flow commencing with the fiscal year ending December 31, 2000. Borrowings may be made in minimum amounts of $5 million and maximum amounts of (i) $35 million until execution by Nextel Argentina of an interconnect agreement with an Argentine carrier and (ii) $45 million until completion of the interconnect contemplated thereby. The Argentina Credit Facility also contains certain financial and operating covenants.

FUTURE CAPITAL NEEDS AND RESOURCES

     The Company believes that the net proceeds from the March 1998 Offering, together with available cash, cash equivalents and marketable securities and borrowings expected to be available under the existing Motorola Financings and the Argentina Credit Facility, will be sufficient to fund the Company's current operations, including the planned expansion of its existing operations, during 1998; however, there can be no assurance that such funds will be sufficient. If, among other things, the Company's plans change, its assumptions regarding its funding needs associated with the further build-out, expansion and enhancement of its ESMR network at the Operating Company level prove to be inaccurate, the other shareholders in certain of the Operating Companies do not fund their expected capital requirements, it consummates acquisitions or investments in addition to those currently contemplated or at higher prices than currently contemplated, if it increases its existing equity ownership interests in certain of the Operating Companies beyond those currently contemplated increases, it experiences growth in its business or subscriber base greater than that which was anticipated in developing the 1998 Plan, it experiences unanticipated costs or competitive pressures, the Operating Companies are unable to access funds under the existing Motorola Financings and or the Argentina Credit Facility, or the net proceeds from the March 1998 Offering together with any other funds available to the Company and the Operating Companies or any other borrowings otherwise prove to be insufficient to meet cash needs through 1998, the Company may be required to seek additional capital sooner than currently anticipated. The availability of borrowings under the existing Motorola Financings and under the Argentina Credit Facility are subject to the satisfaction or waiver of certain conditions. The Company will also require significant additional capital in years subsequent to 1998 to fund the further build-out, expansion and enhancement of its ESMR networks, to fund operating losses and for other purposes. To the extent the Company's then existing financing sources are insufficient to meet such needs, the Company may seek to raise such additional capital from public or private equity or debt sources. There can be no assurance that the Company will be able to raise such capital on satisfactory terms, if at all. Additionally, the Company and the certain of the Operating Companies may incur indebtedness only in compliance with the terms of covenants contained in the Existing Indentures. See Part I,
Item 1, "Business -- Risk Factors -- Significant Capital Requirements for Operations" and "-- Forward-Looking Statements."

     In the future, the Company may consider obtaining financing from various sources, including vendor financing provided by equipment suppliers (including the Motorola Financings), project financing from commercial banks and international agencies such as International Finance Corporation and Overseas Private Investment Corporation, bank lines of credit and sales of equity and debt issued by the Operating Companies and/or the Company. To the extent the Company issues debt, its leverage and debt service obligations will increase. There can be no assurance that the Company will be able to raise such capital on satisfactory terms, if at all.

     Nextel International intends to structure its future capital contributions to the Operating Companies as equity contributions and/or loans and thereafter to rely on the payment of dividends and/or interest and principal payments as a means of obtaining cash from the Operating Companies. The Company will evaluate on an on-going basis which means of contributing cash to the Operating Companies is most effective.

     The Company owns 100% of Nextel Mexico and Nextel Argentina, 81% of Nextel Brazil (or approximately 77% of Nextel S.A.) and 70.1% of Nextel Peru. The Company's other assets consist of minority ownership interests in Nextel Philippines and passive minority investment stakes in the Shanghai GSM System and Clearnet and as of February 28, 1998, cash and cash equivalents of approximately $96.7 million consisting primarily of net cash proceeds remaining from the March 1997 Offering. Even though the Company participates in the management of the Operating Companies (except in China and Canada) and has certain contractual rights designed to protect its interests as a minority shareholder, it cannot control the outcome of matters submitted to the shareholders of the Operating Companies in which it has less than a majority interest. In addition, the Company may be unable to access the cash flow of its affiliated companies because (i) it does not have the requisite control to cause such entities to pay dividends and (ii) substantially all of such entities are parties to or expected to become parties to vendor financing or other borrowing agreements that severely restrict the payment of dividends, and such entities are likely to continue to be subject to such restrictions and prohibitions for the foreseeable future. The existing Motorola Financings and the Argentina Credit Facility restrict the payment of dividends to the Company by the Operating Companies that have debt outstanding thereunder. Any future vendor or bank financings are likely to include similar covenants restricting the payment of dividends. See Part I, Item 1, "Business -- Risk Factors -- Substantial Indebtedness; Ability to Service Debt; Refinancing Risks."

INFLATION AND FOREIGN CURRENCY EXCHANGE

     The net monetary assets of the Company's subsidiaries are subject to foreign currency exchange risks since they are maintained in local currency. Certain of the Operating Companies conduct business in countries in which the rate of inflation is significantly higher than that of the United States. The Company will attempt to protect its earnings from inflation and possible currency devaluation by trying to periodically adjust the relevant Operating Companies' prices in local currencies and in some cases setting such prices in direct relation to the U.S. dollar. However, there can be no assurance that any significant devaluation against the U.S. dollar could be offset, in whole or in part, by a corresponding price increase. While the Company routinely assesses its foreign currency exposure, the Company has not entered into any hedging transactions.

     The countries in which the Operating Companies now conduct business generally do not restrict the repatriation or conversion of local or foreign currency. There can be no assurance, however, that this will be the case in each market that the Company may enter in the future or that this situation will continue in the Company's existing markets. The Operating Companies are all directly affected by their respective countries' governmental, economic, fiscal and monetary policies and other political factors. See Part I, Item 1, "Business -- Risk Factors -- Currency Risks and Exchange Controls."

NET OPERATING LOSS CARRYFORWARDS

     As of December 31, 1997, there were the following net operating losses ("NOLs") at the Operating Company level: (i) $13.7 million in Brazil; (ii) $20.0 million in Argentina and (iii) $67.8 million in Mexico. Such NOLs are only available to be utilized as a potential future reduction of taxes at the Operating Company level and their use in any one year may be limited by the Operating Companies' ability to generate sufficient taxable income.

IMPACT OF YEAR 2000 ISSUE

     The Company and Nextel Communications are evaluating the Company's computer systems and software to determine whether they will function properly with respect to dates in the year 2000 and thereafter. Management believes that most of the Company's computer systems and software are Year 2000 compliant. However, the Company cannot assess the impact of the Year 2000 on operators of PSTNs or other (such as electric and other utility) service providers in the countries in which the Company operates. Because the Company's systems will be interconnected with those of the relevant PSTN and will be dependent upon the systems of other service providers, any disruption of operations in the computer programs of the relevant PSTN or of such service providers would likely have an impact on the Company's systems in such countries and there can be no assurance that such impact will not have a material adverse effect on the Company's operations in such countries.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company are filed under this Item are filed under Part IV, Item 14(a)(1) of this Report. The financial statement schedules required under Regulation S-X are filed under Part IV, Item 14(a)(2) of this Report.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company are set forth below:

              NAME                     AGE                          POSITIONS
              ----                     ----                         ---------
Daniel F. Akerson................       49       Chairman of the Board of Directors
Keith D. Grinstein...............       37       President, Chief Executive Officer and Director
Heng-Pin Kiang...................       49       Vice President and General Counsel
William S. Roberts...............       43       Vice President of Country Operations
David E. Rostov..................       32       Vice President and Chief Financial Officer
Thomas J. Truesdale..............       39       Vice President of International Operations
Brian A. Vincent.................       39       Vice President of Business Development
C. James Judson..................       53       Vice Chairman of the Board of Directors
Timothy M. Donahue...............       49       Director
Craig O. McCaw...................       48       Director
Steven M. Shindler...............       35       Director
Dennis M. Weibling...............       47       Director

     Daniel F. Akerson has served as Chairman of the Board of the Company since March 1996. Mr. Akerson is also Chairman of the Board and Chief Executive Officer of Nextel Communications, positions he has held since March 1996. From June 1993 to March 1996, Mr. Akerson served as a general partner of Forstmann Little & Co., a private investment firm ("Forstmann Little"), and also held the positions of Chairman of the Board and Chief Executive Officer of General Instrument Corporation, a technology company acquired by Forstmann Little. From 1983 to 1993, Mr. Akerson held various senior management positions with MCI Communications Corporation, including President and Chief Operating Officer. Mr. Akerson currently serves as a director of American Express Company and America Online, Inc. Mr. Akerson received a B.S. from the United States Naval Academy and a M.S. from the London School of Economics.

     Keith D. Grinstein has served as President, Chief Executive Officer and as a director of the Company since January 1996. From January 1991 to December 1995, Mr. Grinstein was President and Chief Executive Officer of the aviation communications division of AT&T Wireless Services, Inc. (formerly known as McCaw Cellular Communications, Inc. ("McCaw Cellular")). Mr. Grinstein held a number of positions at McCaw Cellular and its subsidiaries, including Vice President, General Counsel and Secretary of LIN Broadcasting Company, a subsidiary of McCaw Cellular, and Vice President and Assistant General Counsel of McCaw Cellular. Mr. Grinstein received a B.A. from Yale University and a J.D. from Georgetown University. Mr. Grinstein currently is a director of Clearnet.

     Heng-Pin Kiang has served as Vice President and General Counsel of the Company since January 1996. From September 1984 to December 1995, Mr. Kiang was a partner in the Perkins Coie law firm. Mr. Kiang received a B.S.E. in Chemical Engineering from Princeton University and a J.D. from Columbia University.

     William S. Roberts has served as Vice President of Country Operations since November 1996. From 1983 to November 1996, Mr. Roberts held various management positions with BellSouth Corporation ("BellSouth"), an international telecommunications services company, most recently as the Chief Financial Officer and the Chief Operating Officer of BellSouth Investment S.A. (Chile), a Chilean investment and services company owned by BellSouth. Prior to joining BellSouth, Mr. Roberts was a senior internal auditor for a satellite communications company. Mr. Roberts is a certified public accountant and received a B.A. in accounting from the University of West Florida.

     David E. Rostov has served as Vice President and Chief Financial Officer since joining the Company in January 1996. From 1992 to 1996, Mr. Rostov held various positions at McCaw Cellular, most recently as Assistant Vice President in the Development Group. Mr. Rostov was a financial analyst with Goldman,

Sachs & Co. from 1987 to 1989. Mr. Rostov received a B.A. from Oberlin College and an M.B.A. and M.A. in Public Policy from The University of Chicago.

     Thomas J. Truesdale has served as Vice President of International Operations since September 1997. Prior to his employment with the Company, Mr. Truesdale was employed by Nextel Communications as Vice President Finance/Operations from March 1997, General Manager from November 1996 and Vice President Operations from November 1994. Prior to his employment with Nextel Communications, Mr. Truesdale was employed by AirTouch Communications in various positions including Director Operations, Director Revenue Assurance, Director Marketing Operations and Director MIS. Mr. Truesdale holds an M.S. in Business Administration from Humboldt University.

     Brian A. Vincent has served as Vice President of Business Development. Mr.Vincent joined the Company in January 1996. From 1986 to 1995, Mr. Vincent served as Vice President of Worldwide Marketing Operations at Intermec Corporation, a leading manufacturer of handheld data collection computers and on-premise wireless communication networks. Mr. Vincent received a B.A. from the University of California at Berkeley and an M.B.A. from the University of Washington. Mr. Vincent currently is a director of Clearnet.

     C. James Judson has served as a director of the Company since February 1995. Mr. Judson is Vice President, Secretary and General Counsel of Eagle River, Inc., a company formed to make strategic investments in telecommunications ventures ("Eagle River"), a position he has held since January 1995. From 1969 to January 1995, Mr. Judson was a partner in the Davis Wright Tremaine law firm. Mr. Judson received a B.A. and a L.L.B. from Stanford University.

     Timothy M. Donahue has served as a director of the Company since August 1997. Mr. Donahue has served as President of Nextel Communications since February 1, 1996 and has served as a director of Nextel Communications since May 1996. On February 29, 1996, Mr. Donahue was elected to the additional position of Chief Operating Officer of Nextel Communications. From 1986 to January 1996, Mr. Donahue held various senior management positions with AT&T Wireless Services, Inc., most recently Regional President for the Northeast.

     Craig O. McCaw served as a director of the Company from February 1995 until the acquisition of the Company by Nextel Communications in August 1995. Mr. McCaw was reelected to the Company's board of directors in February 1997. From February 1995 to August 1995, Mr. McCaw served as Chairman of the Board and Chief Executive Officer of Eagle River, the indirect majority owner of Digital Radio, L.L.C., a company formed for the purpose of making an equity investment in Nextel Communications. From March 1990 to November 1994, Mr. McCaw served as Chairman of the Board and Chief Executive Officer of LIN Broadcasting Company. From 1974 to September 1994, Mr. McCaw served as Chairman of the Board and Chief Executive Officer of McCaw Cellular, which was sold to AT&T Corporation in September 1994. Mr. McCaw serves as a director of Nextel Communications and as Chairman of the Operations Committee of the Nextel Communications Board. Mr. McCaw is an appointee to the President's National Security Telecommunications Advisory Committee.

     Steven M. Shindler has served as a director of the Company since May 1997. Mr. Shindler is Vice President and Chief Financial Officer of Nextel Communications, a position he has held since May 1996. Between 1987 and 1996, Mr. Shindler was an officer with Toronto Dominion Bank where most recently he was a Managing Director in its Communications Finance Group.

     Dennis M. Weibling has served as a director of the Company since February 1995. From October 1995 to March 1996, Mr. Weibling served as Nextel Communications' acting Chief Executive Officer. Mr. Weibling is President of Eagle River, a position he has held since 1993. From 1981 to 1993, Mr. Weibling was a shareholder of Clark, Nuber and Co., P.S., a public accounting firm in Bellevue, Washington. Mr. Weibling received a B.A. from Wittenberg University and a J.D. from the University of Nebraska. Mr. Weibling is a director of Nextel Communications and is a member of the Operations Committee, Audit Committee and Compensation Committee of the Nextel Communications Board. He is also a director of NextLink Communications, Inc., a facilities-based local exchange carrier and majority-owned subsidiary of Eagle River, Teledesic Corporation and Cable Plus, Inc.

COMMITTEES OF THE BOARD OF DIRECTORS

     The Company established an audit committee in November 1997. During 1997, no meetings of the audit committee were held. The Board of Directors of the Company has no other standing committees.

ITEM 11.  COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

COMPENSATION OF EXECUTIVE OFFICERS

     The following table and discussion summarize the compensation earned by the Company's President and Chief Executive Officer and the four other most highly compensated executive officers of the Company, who earned more than $100,000 in salary and bonuses (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company during the fiscal years ended December 31, 1996 and 1997.

                           SUMMARY COMPENSATION TABLE

                                                                        LONG-TERM(1)
                                                                        COMPENSATION
                                                                           AWARDS
                                           ANNUAL COMPENSATION         ---------------
                                    ---------------------------------    SECURITIES
                                                         OTHER ANNUAL    UNDERLYING      ALL OTHER(2)
                                    SALARY      BONUS    COMPENSATION   OPTIONS/SARS     COMPENSATION
NAME AND PRINCIPAL POSITION  YEAR     ($)        ($)         ($)             (#)             ($)
---------------------------  ----   -------     ------   ------------  ---------------   ------------
Keith D. Grinstein........   1997   180,000     60,000        --       540,000/--           3,200
  President and Chief        1996   150,000       --          --        50,000/400,000      2,500
  Executive Officer
Heng-Pin Kiang............   1997   160,940     52,500        --       290,000/--           5,572
  Vice President and         1996   150,000       --          --        25,000/250,000      3,625
  General Counsel
Brian A. Vincent..........   1997   152,940     56,000        --       145,000/--           2,714
  Vice President of          1996   140,000       --          --        10,000/100,000      2,450
  Business Development
David E. Rostov...........   1997   132,940     50,000        --       145,000/--           4,868
  Vice President and Chief   1996    94,744(3)    --          --        15,000/100,000      1,895
  Financial Officer
William S. Roberts........   1997   170,000       --          --       130,000/--           6,200
  Vice President of Country  1996    20,705(4)  40,000        --            --/75,000       --
  Operations

---------------
(1) Options were granted pursuant to the Nextel International 1997 Stock Option Plan and the Nextel Communications Incentive Equity Plan. Options vest over a four-year period and become exercisable, subject to the provisions of each plan, for shares of the Company's common stock (the "Company's Common Stock") and Nextel Communications Class A Common Stock, respectively. Stock appreciation rights ("SARs") were granted pursuant to the Nextel International Stock Appreciation Rights Plan (the "SAR Plan"). All but two SAR holders of the then outstanding SARs, including all of the members of the senior management team, agreed to exchange their SARs for options granted pursuant to the Company's 1997 Stock Option Plan. See "-- Benefit Plans -- Nextel International Stock Appreciation Rights Plan."

(2) Comprised of the Company's contributions to the Nextel Communications
    Section 401(k) Plan and the value received from purchases under the Nextel Communications Stock Purchase Plan which reflect the difference between the purchase price (which is the lower of 85% of market value at the beginning or the end of each quarter) and the market value.

(3) Reflects salary paid from January 22, 1996 to December 31, 1996.

(4) Reflects salary paid from November 18, 1996 to December 31, 1996.

OPTION GRANTS IN FISCAL YEAR 1997

     The following table sets forth certain information with respect to options exercisable for shares of the Company's Common Stock and Nextel Communications Class A Common Stock granted to the Named Executive Officers during fiscal year 1997.

                                                     PERCENT OF
                                     NUMBER OF      TOTAL OPTIONS
                                    SECURITIES       GRANTED TO
                                    UNDERLYING      EMPLOYEES IN     EXERCISE OR                  GRANT DATE
                                  OPTIONS GRANTED    FISCAL YEAR    BASE PRICE(2)   EXPIRATION   PRESENT VALUE
              NAME                    (#)(1)             (%)          ($/SHARE)        DATE         ($)(3)
              ----                ---------------   -------------   -------------   ----------   -------------
Keith D. Grinstein
  NI Options....................      500,000           30.85           10.00        8/15/07       3,295,000
  NC Options....................       40,000             .66           15.13        2/12/07         398,400
Heng-Pin Kiang
  NI Options....................      275,000           16.96           10.00        8/15/07       1,812,220
  NC Options....................       15,000             .25           15.13        2/12/07         149,400
Brian A. Vincent
  NI Options....................      130,000            8.02           10.00        8/15/07         856,700
  NC Options....................       15,000             .25           15.13        2/12/07         149,400
David E. Rostov
  NI Options....................      130,000            8.02           10.00        8/15/07         856,700
  NC Options....................       15,000             .25           15.13        2/12/07         149,400
William S. Roberts
  NI Options....................      110,000            6.79           10.00        8/15/07         724,900
  NC Options....................       20,000             .33           15.13        2/12/07         199,200

---------------
(1) Options were granted pursuant to the Nextel International 1997 Stock Option Plan ("NI Options") and pursuant to the Nextel Communications Incentive Equity Plan ("NC Options"). NI Options vest over a four year period with 1/48(th) of the option grant vesting at the end of each month of employment with the Company. Vested NI Options may be exercised when an optionee becomes 50% vested with respect to a single option grant, provided that no more than 20% of the options conveyed in a specific grant may be exercised in any fiscal year of the Company. NC Options granted vest over a four-year period, becoming exercisable with respect to 25% of the shares on each of the first four anniversary dates following the date of grant.

(2) The Company's Common Stock is not registered or publicly traded and therefore a public market price for the Company's Common Stock is not available. The base price per share is based on the Board of Directors' estimate of fair market value at the time of grant. The actual value, if any, an employee may realize will depend on the excess of fair market value of the Company's Common Stock over the base price on the date the option is exercised.

(3) The Company used the Black-Scholes pricing model to estimate the present value of the options at date of grant.

OPTION EXERCISES IN FISCAL YEAR 1997 AND YEAR-END OPTION VALUES

     The following table sets forth information concerning the exercise of options during the year ended December 31, 1997 and unexercised option values as of the fiscal year ended December 31, 1997 with respect to each of the Named Executive Officers.

              AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1997 AND
                         FISCAL YEAR-END OPTION VALUES

                                                                                         VALUE OF UNEXERCISED
                                                           NUMBER OF SECURITIES              IN-THE-MONEY
                                                          UNDERLYING UNEXERCISED              OPTIONS AT
                                 SHARES                 OPTIONS AT FISCAL YEAR-END          FISCAL YEAR-END
                               ACQUIRED ON    VALUE                 (#)                           ($)
                                EXERCISE     REALIZED   ---------------------------   ---------------------------
            NAME                   (#)         ($)      EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
            ----               -----------   --------   -----------   -------------   -----------   -------------
Keith D. Grinstein
  NI Options.................        --           --          --         500,000             --             --
  NC Options.................        --           --      25,000          65,000        259,375        694,375
Heng-Pin Kiang
  NI Options.................        --           --          --         275,000             --             --
  NC Options.................        --           --      12,500          27,500        129,688        292,813
Brian A. Vincent
  NI Options.................        --           --          --         130,000             --             --
  NC Options.................        --           --       2,500          22,500         27,188        244,688
David E. Rostov
  NI Options.................        --           --          --         130,000             --             --
  NC Options.................        --           --       3,750          26,250         40,781        285,469
William S. Roberts
  NI Options.................        --           --          --         110,000             --             --
  NC Options.................        --           --          --          20,000             --        217,500

EMPLOYMENT AGREEMENTS

     In November 1995, the Company entered into an employment agreement with Mr. Grinstein providing for his employment as President and Chief Executive Officer which automatically renewed on July 1, 1997. The agreement with Mr. Grinstein terminates on June 30, 1998. The agreement provides for a base salary of $150,000 per year, subject to an annual performance evaluation (plus performance bonuses based on the achievement of mutually determined objectives).

     The Company also entered into an employment agreement with Mr. Kiang in November 1995 providing for his employment as Senior Vice President and General Counsel which automatically renewed on July 1, 1997. The agreement with Mr. Kiang terminates on June 30, 1998. The agreement provides for a base salary of $150,000 per year, subject to an annual performance review (plus performance bonuses based on the achievement of mutually determined objectives).

     In January 1996, the Company entered into an employment agreement with Mr. Vincent providing for his employment as Senior Vice President of Business Development which automatically renewed on January 1, 1998 and is renewable for subsequent one-year terms. Either party may terminate the agreement upon 60 days' written notice. The agreement provides for a base salary of $140,000 per year, subject to an annual performance evaluation (plus performance bonuses based on the achievement of certain objectives).

     In January 1996, the Company entered into an employment agreement with Mr. Rostov providing for his employment as Vice President and Chief Financial Officer which automatically renewed on January 12, 1998 and is renewable for subsequent one-year terms. Either party may terminate the agreement upon 60 days' written notice. The agreement provides for a base salary of $100,000 per year, subject to an annual performance evaluation (plus performance bonuses based on the achievement of certain objectives).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Board of Directors does not currently have a compensation committee. The Company's Board of Directors is responsible for executive compensation matters. During 1996, Mr. Grinstein served on the Company's Board of Directors and as Chief Executive Officer and President of the Company.

BENEFIT PLANS

     NEXTEL COMMUNICATIONS INCENTIVE EQUITY PLAN. All officers, key employees of and consultants to Nextel Communications and its subsidiaries, including Nextel International, are eligible to participate in the Nextel Incentive Equity Plan (the "Incentive Equity Plan"). The Compensation Committee of the Nextel Communications Board (the "Nextel Communications Compensation Committee") may grant each eligible participant options entitling the optionee to purchase shares of Nextel Communications Class A Common Stock at a price equal to or greater than market value on the date of grant, except that the option price of an option that is granted in exchange for the surrender and cancellation of an option to purchase shares of another corporation that has been acquired by the Nextel Communications or one of its subsidiaries ("Replacement Options") or options granted to a consultant may be less than the market value on the date of grant. Replacement Options and options granted to consultants are otherwise subject to the same terms, conditions and discretion as other options granted under the Incentive Equity Plan.

     The option price is payable at the time of exercise (i) in cash, (ii) by the transfer to Nextel Communications of nonforfeitable, nonrestricted shares of Nextel Communications Class A Common Stock that are already owned by the optionee and have a value at the time of exercise equal to the option price,
(iii) with any other legal consideration the Nextel Communications Compensation Committee may deem appropriate or (iv) by any combination of the foregoing methods of payment. Any grant of options may provide for deferred payment of the option price from the proceeds of sale through a bank or broker on the date of exercise of some or all of the shares of Nextel Communications Class A Common Stock to which the exercise relates.

     No option may be exercised more than 10 years from the date of grant. Each option must specify the vesting period and other terms for the exercise of such option and may provide for the earlier exercise of the options in the event of a change in control of Nextel Communications or other similar transaction or event. Options granted under the Incentive Equity Plan may be designated as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or may be designated as options that are not intended to so qualify.

     The Nextel Communications Compensation Committee may also grant eligible participants in the Incentive Equity Plan Appreciation Rights, Restricted Shares, Deferred Shares, Performance Shares or Performance Units (each as defined in the Incentive Equity Plan). The Nextel Communications Compensation Committee must specify at the time of grant the vesting period and other terms of any such award.

     No option, appreciation right or other "derivative security" within the meaning of Rule 16b-3 under the Exchange Act is transferable by a recipient except by will or the laws of descent and distribution. Options and Appreciation Rights may not be exercised during a recipient's lifetime except by the recipient or, in the event of his or her incapacity, by his or her guardian or legal representative acting in a fiduciary capacity on behalf of the recipient under state law and court supervision. The Nextel Communications Compensation Committee may specify at the date of grant that all or any part of the shares of Nextel Communications Class A Common Stock that are to be issued or transferred by Nextel Communications pursuant to the Incentive Equity Plan shall be subject to further restrictions on transfer.

     The Incentive Equity Plan is administered by the Nextel Communications Compensation Committee, which consists of not less than three nonemployee directors who are "disinterested persons" within the meaning of Rule 16b-3 under the Exchange Act. The Nextel Communications Compensation Committee may make grants to participants under any or a combination of all of the various categories of awards that are authorized under the Incentive Equity Plan and may provide for special terms for awards to participants who either are foreign nationals or are employed by or provide consulting services to Nextel Communications or any of its subsidiaries outside of the United States, as the Nextel Communications Compensation Committee may consider necessary or appropriate to accommodate differences in local law, tax policy or custom.

     The Incentive Equity Plan may be amended from time to time by the Nextel Communications Compensation Committee, but without further approval by the stockholders of Nextel Communications no such amendment may (i) increase the aggregate number of shares of Nextel Communications Class A Common Stock that may be issued or transferred and covered by outstanding awards, or increase the aggregate number of Performance Units that may be granted, thereunder or (ii) otherwise cause Rule 16b-3 under the Exchange Act to cease to be applicable to the Incentive Equity Plan.

     NEXTEL COMMUNICATIONS STOCK PURCHASE PLAN. All employees of Nextel Communications and its subsidiaries, including Nextel International, who are customarily employed for more than 20 hours per week are eligible to elect to be granted options under the Nextel Communications Stock Purchase Plan (the "Stock Purchase Plan"). Section 423 of the Code, however, prohibits the granting of an option to any employee who would own stock possessing five percent or more of the total combined voting power or value of all classes of stock of Nextel Communications or any of its subsidiaries following the granting of the option. For purposes of the foregoing, shares of stock that are subject to outstanding options or other vested or contingent rights to acquire the same are deemed to be owned by the optionee.

     The option price per share upon exercise of an option granted under the Stock Purchase Plan is an amount equal to 85 percent of the lesser of (i) the fair market value of a share of Nextel Communications Class A Common Stock on the date of grant or (ii) the fair market value of a share of Nextel Communications Class A Common Stock on the date of exercise. For purposes of the Stock Purchase Plan, "fair market value" means the closing price of the Nextel Communications Class A Common Stock on the Nasdaq National Market on the last trading date preceding the date of the grant or the date of exercise, as the case may be.

     The option price is payable by the optionee on the date of exercise with funds accumulated through payroll withholding over the term of the option or, at the discretion of the Nextel Communications Compensation Committee, with funds paid to Nextel Communications by the optionee in a lump sum on or before the date of exercise. An optionee may elect to have not less than one percent and not more than ten percent of his or her "basic compensation," which includes base salary and any commissions paid pursuant to an ongoing sales incentive compensation program but does not include cash bonuses or any form of noncash compensation, withheld from payroll and applied to the purchase of Nextel Communications Class A Common Stock upon the exercise of options granted under the Stock Purchase Plan.

     The maximum number of shares of Nextel Communications Class A Common Stock that an optionee may purchase upon exercise of an option granted under the Stock Purchase Plan is equal to ten percent of his or her basic compensation divided by an amount equal to 85 percent of the lesser of (i) the fair market value of a share of Nextel Communications Class A Common Stock on the date of grant or (ii) the fair market value of a share of Nextel Communications Class A Common Stock on the date of exercise, subject to further limitations imposed by Section 423 of the Code. Section 423 of the Code provides that, among other things, the right of an optionee to purchase stock under all "employee stock purchase plans" (as defined in Section 423 of the Code) of a corporation and its subsidiaries may not accrue at a rate that exceeds $25,000 of fair market value (determined at the time of grant) for each calendar year in which the option is outstanding at any time.

     Options granted under the Stock Purchase Plan may have terms of not less than three months and not more than one year, as determined by the Nextel Communications Compensation Committee in its sole discretion, provided that all options granted pursuant to any particular offering under the Stock Purchase Plan must have the same term for all optionees. The first day of the relevant term of an option granted under the Stock Purchase Plan is the grant date with respect to such option, and the date of exercise of an option granted under the Stock Purchase Plan is the last day of its term. No option granted under the Stock Purchase Plan may be transferred by the optionee.

     The Stock Purchase Plan is administered by the Nextel Communications Compensation Committee, which may establish such policies or procedures and adopt such rules for the operation and administration of the Stock Purchase Plan as it deems appropriate. Nextel Communications may engage the services of a professional plan administrator on such terms and conditions as the Nextel Communications Compensation Committee deems appropriate for the purposes of establishing and maintaining custodial accounts and holding shares of Nextel Communications Class A Common Stock acquired by employees upon the exercise of options granted under the Stock Purchase Plan and otherwise operating the Stock Purchase Plan. The Nextel Communications Compensation Committee also has the authority to promulgate terms and conditions (to the extent not inconsistent with the terms and conditions prescribed in the Stock Purchase Plan) applicable to grants made under the Stock Purchase Plan, including, without limitation, holding periods for shares of Nextel Communications Class A Common Stock purchased upon the exercise of an option granted under the Stock Purchase Plan beyond those required to obtain favorable tax treatment under Section 423 of the Code and sanctions for failing to comply with the terms and conditions applicable to particular grants (in addition to those otherwise imposed by law or the terms of the Stock Purchase Plan).

     The Stock Purchase Plan will terminate the tenth anniversary of its adoption by the Nextel Communications Board, unless sooner terminated by the Nextel Communications Board, and no options will thereafter be granted thereunder. The Stock Purchase Plan may be amended from time to time by the Nextel Communications Board of Directors, but without further approval by the stockholders of Nextel Communications, no such amendment may (i) increase the aggregate number of shares of Nextel Communications Class A Common Stock covered by the Stock Purchase Plan, except for adjustments to reflect the effects of stock dividends, stock splits, combinations of shares or other changes in the capital structure of Nextel Communications, (ii) permit the granting of options under the Stock Purchase Plan to persons other than employees of Nextel Communications and its subsidiaries who are customarily employed for more than 20 hours per week, (iii) cause options granted under the Stock Purchase Plan to fail to satisfy any of the conditions of Section 423 of the Code or (iv) cause Rule 16b-3 under Section 16(b) of the Exchange Act (or any successor rule to the same effect) to cease to be applicable to the Stock Purchase Plan.

     NEXTEL INTERNATIONAL STOCK APPRECIATION RIGHTS PLAN. The Company granted to selected employees and agents SARs in accordance with the Company's SAR Plan. The surrender of a SAR, in accordance with the terms of the SAR Plan, entitles the holder thereof to receive the increase in fair market value of one share of the Company's Common Stock between the date of its grant and the date of surrender. The SAR Plan contains provisions establishing how the fair market value of the Company's Common Stock will be determined. SARs vest on a monthly basis over a four-year period and once vested may be surrendered by a holder in installments of 20% per year; provided, however, that no more than a maximum of $5 million in the aggregate will be paid out in any one year to all SAR holders. Certain of the senior officers of the Company were granted rights whereby their SARs would have vested automatically upon a change of control of the Company (as defined in the SAR Plan).

     On June 23, 1997, the Company adopted the Company's 1997 Stock Option Plan (the "1997 Stock Option Plan") and approved a plan to terminate the SAR Plan. Each holder of SARs granted previously under the SAR Plan was given the option to exchange his or her SARs for stock options to be granted under the 1997 Stock Option Plan. The Company agreed to grant additional stock options to certain SAR holders who exchanged their SARs for stock options as an inducement to such SAR holders. All but two SAR holders, including all of the Company's senior officers, agreed to exchange their SARs for options granted under the 1997 Stock Option Plan. With respect to the SAR holders who elected not to exchange their SARs for stock options, the Company continues to be obligated by the terms and conditions of the SAR agreements previously entered into with such holders.

     NEXTEL INTERNATIONAL STOCK OPTION PLAN. All employees, officers, directors, agents, independent contractors of and advisors and consultants to Nextel International, its subsidiaries and affiliates are eligible to participate in the 1997 Stock Option Plan. The Nextel International Board of Directors or a committee designated thereby (the "Plan Administrator") may grant each eligible participant options entitling the optionee to purchase shares of Nextel International common stock at a price equal to at least 100% of the market value on the date of grant. A maximum of 1,825,000 shares of the Company's Common Stock is currently available for issuance under the 1997 Stock Option Plan.

     The option price is payable at the time of exercise (i) in cash, (ii) by the transfer to the Company of shares of the Company's Common Stock already owned by the optionee for at least six months and having a value at the time of exercise equal to the aggregate option exercise price, (iii) with any other legal consideration the Plan Administrator may deem appropriate or (iv) at the discretion of the Plan Administrator, by any combination of the foregoing methods of payment.

     No option may be exercised more than 10 years from the date of grant. Each option must specify the vesting period and other terms for the exercise of such option. Options granted under the 1997 Stock Option Plan vest over four years but may not be exercised prior to two years following the date of grant. Options granted under the 1997 Stock Option Plan may be designated as "incentive stock options" within the meaning of Section 422 of the Code, or may be designated as options that are not intended to so qualify.

     Each optionee has the right to sell any shares acquired pursuant to the exercise of an option to the Company or an affiliate of the Company after such shares have been held for at least six months. The sale price for such shares is the fair market value as of the date of sale. Additionally, the Company has a right of first refusal on any proposed sale of shares acquired pursuant to the exercise of an option. Options are not transferable by a recipient except by will or the laws of descent and distribution. Options may not be exercised during a recipient's lifetime except by the recipient or, in the event of his or her incapacity, by his or her guardian or legal representative acting in a fiduciary capacity on behalf of the recipient under state law and court supervision. The Plan Administrator may specify at the date of grant that all or any part of the shares of the Company's Common Stock are to be issued pursuant to the 1997 Stock Option Plan shall be subject to further restrictions on transfer.

     The Plan Administrator may provide for special terms for awards to participants who either are foreign nationals or are employed by or provide consulting services to the Company or any of its subsidiaries outside of the United States, as the Plan Administrator may consider necessary or appropriate to accommodate differences in local law, tax policy or custom. Certain of the senior officers of the Company have been granted rights whereby their options will vest automatically upon a change of control of the Company (as defined in the 1997 Stock Option Plan).

     The 1997 Stock Option Plan may be amended from time to time by the Board of Directors of Nextel International; provided, however, to the extent required for compliance with any applicable law or regulation, shareholder approval will be required for any amendment that will (i) increase the aggregate number of shares of the Company's Common Stock as to which options may be granted under the plan;
(ii) modify the class of persons eligible to receive options; or (iii) otherwise require shareholder approval under any applicable law or regulations.

COMPENSATION OF DIRECTORS

     Currently, the Company's directors do not receive any compensation or reimbursements for out-of-pocket expenses for their service on the Company's board of directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of December 31, 1997, a wholly owned subsidiary of Nextel Communications was the sole holder of record of the Company's Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TAX SHARING AGREEMENT

     The Tax Sharing Agreement effective as of January 1, 1997, between Nextel Communications and the Company (the "Tax Sharing Agreement") provides that the Company must pay Nextel Communications its federal income tax liability computed as if the Company had filed a separate federal income tax return. Such computation would take into account any carryovers and carrybacks of losses and credits that would be allowed if the Company had filed a separate federal income tax return except that, in making such computation for any taxable year, such liability will be determined at the highest corporate tax rate, and without an exemption for purposes of calculating the alternative minimum tax and the environmental tax. The Tax Sharing Agreement further provides that the Company may be included in any consolidated, combined, or unitary state or local income or franchise tax return or report, and the Company's liability with respect to such taxes will be computed in a manner similar to and consistent with the calculation of the Company's federal income tax liability.

     Furthermore, the Tax Sharing Agreement provides that Nextel Communications is entitled to utilize on behalf of the consolidated group all of the tax attributes and other items of income, gain, loss, deduction, expense, credit and similar treatments of the Company arising in the current taxable year or another taxable year or years and which properly may be carried back or carried forward to such taxable year. The Company is not entitled to receive any compensation by reason of Nextel Communications' utilization of such attributes or items on behalf of the group in determining for any taxable year or years the consolidated taxable income and consolidated tax liability for such taxable year or years.

     Nextel Communications will not be required to compensate the Company for the benefit of loss or credit carryback from the Company's separate filing to the consolidated group should the Company leave the Nextel Communications consolidated group.

     Under the U.S. consolidated income tax rules, the Company and each other member of the U.S. consolidated tax group of which it is a member will be jointly and severally liable for the U.S. tax liabilities of each other member of such group.

OVERHEAD SERVICES AGREEMENT

     Pursuant to an Overhead Services Agreement between the Company and Nextel Communications (the "Services Agreement"), Nextel Communications has agreed to provide to the Company certain services, including those relating to accounts payable, cash management, payroll, human resources, finance reporting and audit and legal, engineering and technical and marketing and sales assistance. The fee for services provided pursuant to the Services Agreement is the actual cost incurred by Nextel Communications, which is billed monthly and payable in 45 days. Pursuant to the Services Agreement, Nextel Communications has agreed to apportion the aggregate cost incurred by it to provide such services to the Company and Nextel Communications' other subsidiaries on the basis that Nextel Communications determines in good faith, from time to time, represents the relative portion of such services provided by Nextel Communications and used by each such subsidiary, including the Company, for the relevant period. The Company has the right to review Nextel Communications' determination and to discuss with Nextel Communications adjustments that the Company considers appropriate in light of the services provided to the Company. Nextel Communications' good faith determination after such consultation is final and binding. The Services Agreement has a ten-year term, which commenced on March 3, 1997, and, with the consent of Nextel Communications, the Company may elect to discontinue a particular service or services provided by Nextel Communications and/or obtain any service from an independent third party.

     Pursuant to the Services Agreement the Company has agreed that the legal counsel employed by Nextel Communications as part-time or full-time employees will provide legal services to Nextel Communications as well as to other subsidiaries of Nextel Communications and potentially to other entities in which Nextel Communications holds an ownership interest. The Company has agreed that such legal counsel may represent the Company as well as Nextel Communications or any such other subsidiary or any other entity.

NON-COMPETE AGREEMENT

     The Company and Nextel Communications entered into the Non-Compete Agreement pursuant to which Nextel Communications has agreed that neither Nextel Communications nor any Affiliate (as defined in the agreement) controlled by Nextel Communications will in the future participate in the ownership or operation of two-way terrestrial-based mobile wireless communications systems anywhere other than in the United States and Canada (for so long as Nextel Communications owns an equity interest in Clearnet) unless such opportunities have first been presented to the Company. Such restriction does not apply to, among other things, any commercial relationship with any Wireless Entity (including channel or frequency sharing, roaming, purchase or sale of goods or services, licensing of intellectual property or other intangible rights or similar business related arrangement) that does not involve the directing or participating in the management of such Wireless Entity. The Company has agreed that, without the consent of Nextel Communications, neither it, its Restricted Affiliates nor any of its Unrestricted Affiliates (each as defined in the indentures for the March 1997 Notes and the March 1998 Notes) will participate in the ownership or management of any wireless communications service business in the United States or Canada other than with respect to its interest in Clearnet. Such restrictions terminate upon the earliest to occur of (i) April 15, 2007 and (ii) the date on which a Change of Control (as defined in the indentures for the March 1997 Notes and the March 1998 Notes) occurs.

     If Nextel Communications gives the Company an Initial Notice of a Future Wireless Opportunity, the Company will have 60 days to notify Nextel Communications that it intends to pursue such opportunity, and how it intends to finance its participation. The Company must have secured a financing commitment within 90 days of the date of the Initial Notice and the Future Wireless Opportunity must be consummated within nine months of the date of the Initial Notice. In the event the Company fails to respond to Nextel Communications within the 60 and 90 day time frames or fails to consummate the transaction within the nine-month period, Nextel Communications will be free to pursue the Future Wireless Opportunity.

     Nextel Communications and the Company have agreed not to amend the Non-Compete Agreement if such amendment is material and adverse to the holders of the March 1997 Notes and to provide such holders with written notice 30 days prior to any amendment. The Company and Nextel Communications have entered into an amendment to the Non-Compete Agreement to extend its benefits to the holders of the March 1998 Notes, which will become effective April 11, 1998.

MOTOROLA RELATIONSHIPS

     Motorola, a significant shareholder of Nextel Communications, provides equipment and vendor financing to the Operating Companies. For a description of the Motorola Financings, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Nextel Communications and the Company have entered into an agreement relating to the Motorola Financing pursuant to which Nextel Communications has agreed to make at least $95 million of the $650 million of vendor financing available to the Company. Nextel Communications is not obligated to make any additional amounts available to the Company under the Motorola Financing. However, based on discussions with Nextel Communications the Company believes that Nextel Communications' utilization of Motorola vendor financing available to it and its relevant subsidiaries will not prevent the Company from obtaining sufficient funding under the Motorola Financing to meet its business plan.

     Motorola, through Motorola International, is also a shareholder in Nextel Brazil and Nextel Peru. Additionally, Motorola, through its affiliates, is the majority shareholder in J-Com. See Part I, Item 1, "Business -- The Company's Operations and Investments -- Partner Description" for Brazil and Peru and
"-- Post Fiscal Year-End Transactions and Developments."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) The following Financial Statements are included in Part II Item 8:

                                                                      PAGE
                                                                      ----
        NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
          Independent Auditors' Report..............................   F-2
          Consolidated Balance Sheets as of December 31, 1996 and
             December 31, 1997......................................   F-3
          Consolidated Statements of Operations for the Years Ended
             December 31, 1995, 1996 and 1997.......................   F-4
          Consolidated Statements of Stockholders' Equity for the
             Years Ended December 31, 1995, 1996 and 1997...........   F-5
          Consolidated Statements of Cash Flows for the Years Ended
             December 31, 1995, 1996 and 1997.......................   F-6
          Notes to Consolidated Financial Statements................   F-7

         (2) Financial Statement Schedules are submitted herewith and are included herein in 14(d):

                  Schedule I........................................  F-24
                  Schedule II.......................................  F-28

                            ------------------------

       (3) List of Exhibits -- Refer to Exhibit Index, which is incorporated herein by reference.

     (b) Reports on Form 8-K:

        None.

     (c) Exhibits listed above in Item 14(a)(3) are included herein.

     (d) Financial Statement Schedules listed above in Item 14(a)(2) are included herein.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report................................  F-2
Consolidated Balance Sheets as of December 31, 1996 and
  December 31, 1997.........................................  F-3
Consolidated Statements of Operations for the Years Ended
  December 31, 1995, 1996 and 1997..........................  F-4
Consolidated Statements of Stockholders' Equity for the
  Years Ended
  December 31, 1995, 1996 and 1997..........................  F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1995, 1996 and 1997..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                          INDEPENDENT AUDITORS' REPORT

Board of Directors of
Nextel International, Inc.
Seattle, Washington

     We have audited the accompanying consolidated balance sheets of Nextel International, Inc. and subsidiaries (the Company) as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Seattle, Washington

February 19, 1998

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                1996         1997
                                                              --------    ----------
                                ASSETS
CURRENT ASSETS:
     Cash and cash equivalents (of which $68,992 is
      restricted as of December 31, 1997)...................  $ 53,029    $  159,790
     Marketable securities..................................        --       128,560
     Accounts receivable, less allowance for doubtful
      accounts of $0 and $1,003.............................       540         3,838
     Radios and accessories.................................       830         1,749
     Prepaid and other......................................       183        15,884
     Notes receivable.......................................     5,704            --
                                                              --------    ----------
          Total current assets..............................    60,286       309,821
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation of $74 and $1,992............................     8,703       136,210
INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES, at cost less
  equity in net losses of $5,991 and $7,526.................    98,982       106,489
INTANGIBLE ASSETS, net of accumulated amortization of $0 and
  $14,664...................................................    10,878       526,000
INVESTMENTS AND OTHER ASSETS................................    20,518        44,518
                                                              --------    ----------
                                                              $199,367    $1,123,038
                                                              ========    ==========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable.......................................  $  1,306    $   24,456
     Accrued expenses and other.............................     4,513        51,592
     Due to parent..........................................   152,783         8,254
     Current portion of long-term debt......................        --         2,211
                                                              --------    ----------
          Total current liabilities.........................   158,602        86,513
LONG-TERM DEBT..............................................        --       597,809
DEFERRED INCOME TAXES.......................................     1,562       120,777
                                                              --------    ----------
     Total liabilities......................................   160,164       805,099
MINORITY INTEREST...........................................        --        21,910
COMMITMENTS AND CONTINGENCIES (NOTES 2, 8 AND 11)
STOCKHOLDERS' EQUITY:
     Common stock (73,000,000 shares authorized, no par
      value, 36,500,000 shares issued and outstanding)......    65,043       395,428
     Accumulated deficit....................................   (28,741)     (102,689)
     Unrealized gain on investments, net of tax.............     2,901         3,290
                                                              --------    ----------
          Total stockholders' equity........................    39,203       296,029
                                                              --------    ----------
                                                              $199,367    $1,123,038
                                                              ========    ==========

                See notes to consolidated financial statements.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                           1995          1996          1997
                                                        ----------    ----------    ----------
REVENUES
     Radio service revenue............................  $       --    $       --    $   10,589
     Equipment sales and maintenance..................          --            --         2,426
                                                        ----------    ----------    ----------
                                                                --            --        13,015
                                                        ----------    ----------    ----------
OPERATING EXPENSES
     Cost of radio service revenue....................          --            --         6,189
     Cost of equipment sales and maintenance..........          --            --         1,235
     Selling, general and administrative..............         277         9,318        26,768
     Depreciation and amortization....................          19           168        18,381
                                                        ----------    ----------    ----------
                                                               296         9,486        52,573
                                                        ----------    ----------    ----------
OPERATING LOSS........................................        (296)       (9,486)      (39,558)
                                                        ----------    ----------    ----------
OTHER INCOME (EXPENSE)
     Interest income..................................       6,233         4,300        19,666
     Interest expense.................................          --          (323)      (56,583)
     Loss from equity method investments..............      (6,853)       (5,991)      (11,401)
     Other, net.......................................     (15,002)          379         5,561
     Minority interest................................          --            --         2,085
                                                        ----------    ----------    ----------
                                                           (15,622)       (1,635)      (40,672)
                                                        ----------    ----------    ----------
LOSS BEFORE INCOME TAX BENEFIT (PROVISION)............     (15,918)      (11,121)      (80,230)
INCOME TAX BENEFIT (PROVISION)........................      (2,119)       (1,355)        6,282
                                                        ----------    ----------    ----------
NET LOSS..............................................  $  (18,037)   $  (12,476)   $  (73,948)
                                                        ----------    ----------    ----------
NET LOSS PER COMMON SHARE, BASIC AND DILUTED..........  $    (0.49)   $    (0.34)   $    (2.03)
                                                        ==========    ==========    ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING.........................................  36,500,000    36,500,000    36,500,000
                                                        ==========    ==========    ==========

                See notes to consolidated financial statements.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                RETAINED
                                          COMMON STOCK          EARNINGS       UNREALIZED
                                      ---------------------   (ACCUMULATED    GAIN (LOSS)
                                        SHARES      AMOUNT      DEFICIT)     ON INVESTMENTS    TOTAL
                                      ----------   --------   ------------   --------------   --------
BALANCE, January 1, 1995............          --   $     --    $   1,772        $    --       $  1,772
     Common stock issued............  36,500,000         --           --             --             --
     Capital contributions from
       parent.......................          --     20,181           --             --         20,181
     Net loss.......................          --         --      (18,037)            --        (18,037)
     Unrealized gain on investments,
       net of tax...................          --         --           --          8,023          8,023
                                      ----------   --------    ---------        -------       --------
BALANCE, December 31, 1995..........  36,500,000     20,181      (16,265)         8,023         11,939
     Capital contributions from
       parent.......................          --     44,862           --             --         44,862
     Net loss.......................          --         --      (12,476)            --        (12,476)
     Unrealized loss on investments,
       net of tax...................          --         --           --         (5,122)        (5,122)
                                      ----------   --------    ---------        -------       --------
BALANCE, December 31, 1996..........  36,500,000     65,043      (28,741)         2,901         39,203
     Capital contributions from
       parent.......................          --    315,585           --             --        315,585
     Issuance of warrants in
       connection with private
       placement....................          --     14,800           --             --         14,800
     Net loss.......................          --         --      (73,948)            --        (73,948)
     Unrealized gain on investments,
       net of tax...................          --         --           --            389            389
                                      ----------   --------    ---------        -------       --------
BALANCE, December 31, 1997..........  36,500,000   $395,428    $(102,689)       $ 3,290       $296,029
                                      ==========   ========    =========        =======       ========

                See notes to consolidated financial statements.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                             1995           1996            1997
                                                         ------------   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.............................................      $(18,037)      $(12,476)       $(73,948)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation and amortization...................            19            168          18,381
     Interest accretion on long-term debt, net of
       capitalization................................            --             --          53,681
     Loss from equity method investments.............         6,853          5,991          11,401
     Deferred income taxes...........................            --             --         (14,292)
     Minority interest...............................            --             --          (2,085)
     Investment impairment...........................        15,000             --              --
     Change in current assets and liabilities:
          Accounts receivable........................            --           (540)          1,374
          Radios and accessories.....................            --           (830)            586
          Prepaid and other..........................           (11)          (172)        (13,167)
          Accounts payable, accrued expenses and
            other....................................         2,239          7,052           8,052
          Other......................................            --         (2,176)         (6,447)
                                                           --------       --------        --------
     Net cash provided by (used in) operating
       activities....................................         6,063         (2,983)        (16,464)
                                                           --------       --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures............................           (36)        (8,818)       (101,892)
     Purchase of marketable securities...............            --             --        (227,957)
     Proceeds from sale of marketable securities.....            --             --         100,729
     Purchase of licenses............................       (10,135)          (743)             --
     Issuance of notes receivable....................            --         (5,703)             --
     Acquisition of additional equity interests in
       consolidated subsidiaries.....................            --             --         (35,131)
     Investments in unconsolidated subsidiaries......       (36,962)       (57,022)       (120,976)
     Other...........................................          (762)            --          (3,926)
                                                           --------       --------        --------
     Net cash used in investing activities...........       (47,895)       (72,286)       (389,153)
                                                           --------       --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments to parent, net.......................       (18,589)        (1,866)        (23,556)
     Capital contributions from parent...............        20,181         44,862           6,366
     Capital contributions from minority
       stockholders..................................            --             --           1,387
     Proceeds from issuance of warrants..............            --             --          14,800
     Net proceeds from issuance of long-term debt....            --             --         517,828
     Repayment of long-term debt.....................            --             --          (4,447)
                                                           --------       --------        --------
     Net cash provided by financing activities.......         1,592         42,996         512,378
                                                           --------       --------        --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....       (40,240)       (32,273)        106,761
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.......       125,542         85,302          53,029
                                                           --------       --------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD.............      $ 85,302       $ 53,029        $159,790
                                                           ========       ========        ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for interest..........      $     --       $     --        $  1,993
                                                           ========       ========        ========
     Cash paid during the year for income taxes......      $     --       $     --        $     --
                                                           ========       ========        ========

                See notes to consolidated financial statements.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                 (DOLLARS IN THOUSANDS, UNLESS OTHERWISE NOTED)

1.  SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS AND BUSINESS ORGANIZATION: Nextel International, Inc. (the "Company") is an indirect, wholly owned subsidiary of Nextel Communications, Inc. (Nextel Communications, Inc. and its wholly owned subsidiaries are referred to herein as "Nextel Communications"). The Company currently provides wireless communications services in five of the largest cities in Latin America and two of the largest cities in Asia, primarily utilizing specialized mobile radio ("SMR") channels in its licensed service areas. The Company is the largest SMR service provider in Brazil and Mexico, and holds the largest SMR channel position in Argentina.

     The Company's strategy is focused on using its leading analog dispatch or SMR channel positions in its principal markets, together with Nextel Communications' experience and supplier relationships, to upgrade its services from analog dispatch to digital enhanced specialized mobile radio ("ESMR") services. The Company's upgrade to digital networks will allow it to increase capacity significantly and offer in a single digital subscriber unit, additional services and advanced features such as direct connect (group calling and instant conferencing), telephone interconnect and text messaging services. The Company is upgrading its analog SMR networks to digital ESMR networks using the integrated Digital Enhanced Network ("iDEN") technology developed by Motorola, Inc. ("Motorola") and deployed by Nextel Communications in certain of its markets. The Company also continues to assess opportunities to enter into new markets, particularly in Latin America and Asia.

     PRINCIPLES OF CONSOLIDATION: As of December 31, 1997, the Company directly or indirectly owned 100% of Comunicaciones Nextel de Mexico S.A. de C.V. ("Nextel Mexico") (formerly Corporacion Mobilcom S.A. de C.V.); 50% of McCaw Argentina S.R.L. ("Nextel Argentina") (formerly McCaw Argentina S.A.), accounted for using the equity method; 30% of Infocom Communications Network, Inc. ("Nextel Philippines"), a Philippine company, accounted for using the equity method; 3.7% of Clearnet Communications, Inc. ("Clearnet"), accounted for as an investment available-for-sale and reflected at fair market value; and a contractual right to receive 12.1% of the profits of the Shanghai GSM System (See Note 2), accounted for as a cost method investment. Additionally, the Company through an 81% equity interest in McCaw International (Brazil), Ltd. ("Nextel Brazil") (formerly Wireless Ventures of Brazil ("WVB")) and Nextel Brazil's 95% equity interest in Nextel S.A. (formerly Airlink S.A.), held a 77% equity interest in Nextel S.A., a Brazilian company. Accordingly, the Company's consolidated financial statements include the accounts of Nextel Brazil and Nextel Mexico commencing January 30, 1997 and September 1, 1997, respectively, which are the dates when the Company acquired a controlling interest in the companies (See Note 2). Prior to September 1, 1997, Nextel Mexico was accounted for using the equity method. The Company's consolidated financial statements also include the accounts of Nextel Argentina prior to May 6, 1997, at which time it was contributed to Nextel International (Argentina), Ltd., (the "Argentina Joint Venture") a joint venture in which the Company owns 50% (See
Note 2). Subsequent to May 6, 1997, the Argentina Joint Venture is accounted for using the equity method.

     The accounts of the Company's consolidated foreign subsidiaries and foreign subsidiaries accounted for under the equity method are presented utilizing accounts as of a date one month earlier than the accounts of the Company and its U.S. subsidiaries to ensure timely reporting of consolidated results.

     The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

1.  SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
     CONCENTRATIONS OF RISK: For the year ended December 31, 1997, $3,348 and $9,605 of the Company's revenues were generated in Mexico and Brazil, respectively. As of December 31, 1997, $288,695 and $420,242 of the Company's assets were located in Mexico and Brazil, respectively (See Note 15). Additionally, the Company's assets include $106,489 related to its investments in unconsolidated subsidiaries located in Argentina, China and the Philippines (See Note 4).

     The Company is party to certain equipment purchase agreements with Motorola (See Notes 11 and 14). For the foreseeable future the Company expects that it will need to rely on Motorola for the manufacture of a substantial portion of the equipment necessary to construct its digital ESMR networks.

     USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Company is subject to the laws and regulations governing telecommunication services in effect in each of the countries in which it operates. These laws and regulations can have a significant influence on the Company's results of operations and are subject to change by the responsible governmental agencies. The financial statements as presented reflect certain assumptions based on laws and regulations currently in effect in each of the various countries. The Company cannot predict what future laws and regulations might be passed that could have a material effect on the Company's results of operations. The Company assesses the impact of significant changes in laws and regulations on a regular basis and updates the assumptions used to prepare its financial statements accordingly.

     CASH AND EQUIVALENTS: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     MARKETABLE SECURITIES: Marketable securities, consisting primarily of short-term investments in certificates of deposit and commercial paper, are classified as "available for sale" and are recorded at fair value based on quoted market prices.

     RADIOS AND ACCESSORIES: Radios and accessories are held for sale to customers. Radios and accessories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

     PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. Depreciation is provided using the straight line method over estimated useful lives as follows:

Equipment...................................................  3-10 years
Computer equipment and software.............................  3-5 years
Furniture and fixtures......................................  3 years
Leasehold improvements......................................  Life of lease

     Construction in progress includes labor, material, transmission and related equipment, engineering, site development, capitalized interest, and other costs relating to the construction and development of wireless networks. The Company will begin depreciating the cost of the wireless networks over a ten year period upon commencement of commercial operations in each market.

     Expenditures which increase value or extend useful lives are capitalized, while maintenance and repairs are charged to operations as incurred.

     INTANGIBLE ASSETS: Intangible assets consist of SMR licenses, goodwill and trademarks which are recorded at cost. SMR licenses in the countries in which the Company operates are issued conditionally for various periods of time. The SMR licenses are generally renewable providing the licensee has complied with applicable rules and policies. In most instances, the Company believes it has complied and intends to comply

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

1. SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) with these standards and is amortizing the related costs using the straight line method over their estimated useful life of 20 years. In some cases, the Company currently is not in compliance with applicable requirements and, where appropriate, has filed requests for extensions with the appropriate government agency. The Company expects that such extension requests will be granted and the risk of having these or any other licenses revoked is remote. The Company begins amortizing the cost of SMR licenses upon commencement of commercial operations in each market. The excess of the purchase price paid over the fair value of net assets acquired is recorded as goodwill and amortized using the straight-line method over its estimated useful life of 20 years. Trademarks are amortized over their respective useful lives.

     INVESTMENTS: The Company's investment in Clearnet is included in investments and other assets and classified as available-for-sale as of the balance sheet date. Accordingly, it is reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders' equity.

     Investments where the Company has the ability to exercise significant influence over operating and financial policies and possesses a voting interest of 50% or less are accounted for using the equity method. The excess of the cost of the Company's investments over the net assets acquired is being amortized over 20 years. Amortization of this excess of $2,361, $3,677 and $3,137 for the years ended December 31, 1995, 1996 and 1997, respectively, is reflected in the accompanying consolidated statements of operations in loss from equity method investments.

     LONG-LIVED ASSETS: Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is measured by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. The Company determined that as of December 31, 1997, there had been no impairment in the carrying value of long-lived assets.

     REVENUE RECOGNITION: Radio service revenues are recorded when earned. Equipment sales and maintenance revenues are recorded when the related goods and services are delivered. Monthly access charges are billed in advance and recognized as revenue when the services are provided. Rental fee revenue and monthly fixed access charges are recognized in the period service was provided.

     FOREIGN EXCHANGE: Results of the Company's international operations are translated from the designated functional currency to the U.S. dollar using average exchange rates during the period, while assets and liabilities are translated from the designated functional currency to the U.S. dollar using end-of-period rates. The resulting translation gains or losses, if any, are accumulated in the "cumulative translation adjustment" account, a component of stockholders' equity. No translation gains or losses were recorded during the three year period ended December 31, 1997.

     All gains or losses resulting from foreign currency transactions are included in other income or expense in the Company's consolidated statements of operations. During the year ended December 31, 1997, the Company recognized $6,000 of foreign currency transaction gains. There were no foreign currency transactions gains or losses for the years ended December 31, 1995 and 1996.

     During 1997, Nextel Mexico and Nextel Brazil were considered to be operating in "highly inflationary" economies, as defined in Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. Accordingly, Nextel Mexico and Nextel Brazil used the U.S. dollar as their functional currency. Effective January 1, 1998, Nextel Brazil will no longer be considered to be operating in a "highly inflationary" economy and will begin using the Brazilian real as its functional currency. Nextel Mexico will continue to use the U.S. dollar as its functional currency in 1998.

     INCOME TAXES: The Company accounts for U.S. federal income taxes under the asset and liability method. Under this method, deferred income taxes are recorded for the temporary differences between the

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

1. SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) financial reporting basis and tax basis of the Company's assets and liabilities. These deferred taxes are measured by the provisions of currently enacted tax laws. The Company is included in the consolidated tax return of Nextel Communications; however, the income tax accounts of Nextel International are stated as if the Company filed a separate return, which is consistent with the tax sharing agreement between the Company and Nextel Communications.

     Each of the Company's Brazilian and Mexican subsidiaries file a separate tax return.

     NET LOSS PER SHARE: Net loss per share is computed based on the weighted average number of common shares outstanding during the period.

     NEW ACCOUNTING STANDARDS: During 1997, the Company adopted Statements of Financial Accounting Standards No. 128, Earnings per Share, and No. 129, Disclosure of Information about Capital Structure. The adoption of these standards did not have a significant effect on the Company's current or prior year financial statements or disclosures.

     RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform with the current presentation.

2.  BUSINESS COMBINATIONS AND INVESTMENTS

     NEXTEL SERVICES AND NEXTEL CANMEX: On January 1, 1997, Nextel Services, a wholly owned subsidiary of Nextel Communications, was merged into the Company. Nextel Services includes all amounts associated with the Company's expatriate employees. Subsequent to the merger, all intercompany liabilities were converted to contributed capital.

     On March 3, 1997, Nextel Canmex, a wholly owned subsidiary of Nextel Communications, was merged into the Company. Nextel Canmex is primarily an investment and asset holding company.

     Immediately prior to the merger, all of Nextel Canmex's assets were transferred to Nextel Communications with the exception of an investment in 38% of the outstanding common stock of Nextel Mexico and related assets and 3.7% of the outstanding common stock of Clearnet. The remaining intercompany liability was converted to contributed capital subsequent to the merger.

     As the mergers described above represent transfers of companies under common control, they have been accounted for in a manner similar to poolings of interests. The pooling-of-interests method of accounting is intended to present as a single interest two or more common shareholders' interests which were previously independent; accordingly, the historical financial statements for the periods presented prior to the mergers are restated as though the companies had been combined.

     NEXTEL ARGENTINA: On August 6, 1996, Nextel Communications contributed its investment in Nextel Argentina to the Company. Nextel Argentina has licenses to provide SMR services in the Argentine cities of Buenos Aires, Cordoba, Rosario, and Mendoza.

     As the contribution of Nextel Argentina to the Company represented a transfer of companies under common control, it was accounted for in a manner similar to a pooling of interests. Accordingly, the historical financial statements of the Company for the periods presented prior to the contribution were restated as though Nextel Argentina had been combined.

     On May 6, 1997, the Company contributed its 100% ownership interest in Nextel Argentina into Nextel International (Argentina), Ltd. (the "Argentina Joint Venture"), a joint venture between the Company and Wireless Ventures of Argentina, L.L.C. ("WVA"). WVA's contribution included all of the outstanding common stock of a paging company and two companies that own SMR licenses in Argentina (collectively the "WVA Entities"). During 1997, Nextel Argentina and the WVA Entities were merged, with Nextel Argentina being the surviving entity (the merged entities are herein collectively referred to as "Nextel

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

2.  BUSINESS COMBINATIONS AND INVESTMENTS -- (CONTINUED)
Argentina" subsequent to the formation of the Argentina Joint Venture). The Company has a 50% voting interest and shares equally in the profits and losses of the Argentina Joint Venture. Capital contributions are made equally unless otherwise agreed to by both the Company and WVA. Commencing on May 6, 1997, the Company accounted for its investment in the Argentina Joint Venture under the equity method of accounting.

     On January 30, 1998, the Company acquired the remaining 50% interest in the Argentina Joint Venture from WVA for a purchase price of $46 million in cash. As a result of the purchase, the Company increased its effective ownership interest in Nextel Argentina from 50% to 100%, and will consolidate the accounts of Nextel Argentina commencing February 1, 1998 under the purchase method of accounting. The carrying value of the Company's investment in Nextel Argentina as of January 30, 1998 approximates $63.0 million and will be allocated to the net assets acquired based on their estimated fair values, including licenses and goodwill, which will be amortized over their estimated useful lives of 20 years.

     NEXTEL PHILIPPINES: On June 14, 1996, the Company acquired a 30% interest in Nextel Philippines, a Philippine wireless telecommunications company, for $16 million in cash. Nextel Philippines provides paging services to subscribers in the Philippines through a nationwide license granted by the Philippine government. In addition, Nextel Philippines has a nationwide license to provide digital ESMR services. The Company's investment in Nextel Philippines is accounted for using the equity method. The excess purchase price over the net assets acquired totaled $16.2 million and is being amortized over 20 years.

     The Company has reached an agreement in principle with three groups of local shareholders of Nextel Philippines (the "Philippines Shareholders") and is in the process of finalizing definitive documentation (the "Philippine Partner Agreement") that would: (i) restructure the existing corporate governance arrangements to give the Company increased minority shareholder rights; (ii) provide for the purchase by the Company of existing shareholder loans of the Philippines Shareholders totaling approximately $19.6 million ($2.0 million of which the Company had purchased as of February 19, 1998) which loans, upon purchase by the Company, bear interest at 18% per annum and will be convertible into equity of Nextel Philippines; (iii) provide for the funding by the Company of Nextel Philippines' future capital needs pursuant to loans which could, at the option of the Company, be converted into equity of Nextel Philippines; (iv) provide one Philippine Shareholder group with the right to put its 20% interest in Nextel Philippines to the Company for approximately $9.4 million, beginning on the date which is nine months after closing of the Philippines Partner Agreement; and (v) provide the Company with the right to purchase such shareholder's interest in Nextel Philippines for approximately $11.6 million if the Philippine Shareholder's put right is not exercised. The ability of the Company to convert shareholder loans into equity or to satisfy the Nextel Philippines shareholder put or call rights are subject to applicable Philippine foreign ownership rules. The Company expects to continue to account for its investment in Nextel Philippines using the equity method subsequent to consummating the Philippine Partner Agreement.

     SHANGHAI CCT MCCAW: As of December 31, 1997, the Company maintained a 30% ownership interest in Shanghai CCT-McCaw Telecommunications Systems Co., Ltd. ("Shanghai CCT McCaw"), a Chinese equity joint venture. Shanghai CCT McCaw currently participates in a Global System for Mobile communications network in Shanghai, China (the "Shanghai GSM System") through a profit sharing arrangement (the "Unicom Agreement") with China United Communications, Ltd., the owner of the Shanghai GSM system. Foreign entities or individuals are not permitted to directly own or operate telecommunications systems in China under current law. The Company does not have the right to influence the operations of the Shanghai GSM System and therefore accounts for its investment in Shanghai CCT McCaw under the cost method.

     Under the Unicom Agreement as amended, Shanghai CCT McCaw has the right to receive 40.2% of the profits, as defined, of the Shanghai GSM System. The Company, through its 30% interest in Shanghai CCT McCaw and Shanghai CCT McCaw's right to receive 40.2% of the profits of the Shanghai GSM System, has

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

2. BUSINESS COMBINATIONS AND INVESTMENTS -- (CONTINUED) the right to receive approximately 12.1% of the profits of the Shanghai GSM System. Cash payments are made to the Company from Shanghai CCT McCaw in the form of distributions, which are made at the discretion of Shanghai CCT McCaw's board of directors. Through December 31, 1997, the Company has received distributions totaling $1,218 which have been remitted to Shanghai CCT McCaw in the form of a loan (See Note 11).

     NEXTEL MEXICO: Through a series of investments from March 1995 to December 1996, Nextel Canmex acquired approximately 30.1% of the outstanding shares of Nextel Mexico, a Mexican company with licenses to provide SMR services in various cities in Mexico, including Mexico City, Guadalajara, Monterey, and Tijuana. Upon acquiring a 30.1% ownership interest in Nextel Mexico, the Company commenced accounting for Nextel Mexico using the equity method of accounting.

     In January 1997, Nextel Communications purchased additional common shares of Nextel Mexico at a cost of $16.6 million, in exchange for shares of Nextel Communications Common Stock. Such interest was simultaneously contributed to the Company. In February 1997, Nextel Mexico shareholders approved a $27.0 million capital call (the "Nextel Mexico Capital Call"), and the Company funded its pro rata share (approximately $10.3 million) with a cash contribution. On April 16, 1997, the Company purchased additional shares of Nextel Mexico by funding the unsubscribed portion of the Nextel Mexico Capital Call (approximately $11.1 million), thereby increasing the Company's ownership interest to approximately 46.3%.

     Through a series of transactions from June 30, 1997 to December 12, 1997, the Company acquired substantially all of the remaining shares of Nextel Mexico at an aggregate cost of $104.5 million, thereby increasing the Company's equity interest in Nextel Mexico to approximately 100%. Approximately $22.1 million of the purchase price was paid in January 1998 and is included in accrued expenses and other as of December 31, 1997.

     Upon obtaining greater than 50% of the outstanding common stock and obtaining control of Nextel Mexico, on September 1, 1997 the Company commenced consolidating the accounts of Nextel Mexico under the purchase method of accounting. The total purchase price of the Company's investment in Nextel Mexico was approximately $199.7 million and was allocated to the net assets acquired based on their estimated fair values, including licenses and goodwill, which are being amortized over their estimated useful lives of 20 years.

     During the year ended December 31, 1995, the Company recorded a $15.0 million charge to operations representing an other than temporary decline in the fair value of this investment as a result of the decline in the Mexican peso.

     CLEARNET: The Company owns 1,596,067 shares of common stock representing 3.7% of Clearnet. Clearnet provides analog SMR and ESMR services in Canada and holds a nationwide license to provide PCS services in Canada. The Company's investment in Clearnet is accounted for at fair market value. The market value of Clearnet common stock at December 31, 1997 was $11 3/8 per share.

     As a condition of the high-yield offering (See Note 17), Nextel Communications agreed to transfer securities representing 6,777,778 shares of common stock of Clearnet (or an approximately 15.7% equity interest in Clearnet) to the Company in exchange for Series A Redeemable Exchangeable Preferred Stock of the Company with a value to be determined at the date of the exchange based on the current fair value of the contributed Clearnet shares, net of tax.

     NEXTEL BRAZIL: On January 30, 1997, Nextel Communications purchased 81% of the issued and outstanding capital stock of Nextel Brazil from Telcom Ventures, Inc. and affiliates (collectively "Telcom Ventures") in exchange for $186.3 million in Nextel Communications Class A Common Stock ("Nextel Common Stock"). Nextel Communications' investment in Nextel Brazil was simultaneously contributed to the Company. Nextel Brazil and its subsidiaries hold or have options to acquire licenses to provide SMR services in 23 cities in Brazil including Sao Paulo, Rio de Janeiro, Belo Horizonte, Curitiba, and Brasilia.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

2.  BUSINESS COMBINATIONS AND INVESTMENTS -- (CONTINUED)
Telcom Ventures has the right between October 31, 2001 and November 1, 2003, to require the Company to redeem their 19% interest in Nextel Brazil at fair market value as determined pursuant to an appraisal procedure. The Company is currently required to fund 100% of Nextel Brazil's capital requirements until April 30, 1999 when Telcom Ventures must either: (i) contribute its pro rata share plus accrued interest or (ii) dilute its ownership interest. Dividends may be declared at the discretion of Nextel Brazil's board of directors and are allocated based on the ownership percentages in effect at the date of declaration. No dividends have been declared to date.

     The total cost of the acquisition, which was accounted for as a purchase, was $187.2 million and was allocated to the net assets acquired based on their estimated fair values, including licenses and goodwill, which are being amortized over their estimated useful lives of 20 years.

     MCS: On September 26, 1997, Nextel S.A. acquired 49% of the capital stock of MCS Radio Telefonia, Ltda. ("MCS"), an indirect wholly owned subsidiary of Motorola, an option to purchase the remaining 51% of the capital stock of MCS upon receipt of the approval of the applicable Brazilian regulatory authorities, and certain assets of MCS. Upon the approval from Brazilian regulatory authorities, the option for the remaining 51% will be exercisable for approximately $3.2 million. In connection with the transaction, Motorola, through a wholly owned subsidiary, acquired 5% of the outstanding capital stock of Nextel S.A. MCS owns SMR licenses in 13 of the largest Brazilian cities, including Sao Paulo, Rio de Janeiro and Belo Horizonte. Immediately subsequent to the acquisition, the Company, through its 81% equity interest in Nextel Brazil and Nextel Brazil's 95% equity interest in Nextel S.A. held a 77% equity interest in Nextel S.A.

     The total cost of the acquisition, which was accounted for as a purchase, was $19.3 million and was allocated to the net assets acquired based on their estimated fair values, including licenses and goodwill, which are being amortized over their estimated useful lives of 20 years.

     INDONESIA: On August 15, 1997, the Company entered into a preliminary agreement with PT Gunung Sewu Kencana ("GSK"), a large diversified Indonesian company, which gives the Company the right, upon receipt of required regulatory approval, to purchase a 37.5% interest in PT Mitra Kencana Telekomunindo ("MKT"), an Indonesian corporation owned by GSK. MKT holds a provisional license for 80 SMR channels in Indonesia that can be converted into an operating license upon satisfaction of certain regulatory approvals. Although the Company believes that MKT presents it with significant opportunities to expand its SMR network in Asia, the Company does not intend to make any substantial investment in MKT until the economic and political conditions in Indonesia, and the economic conditions in Asia generally, have stabilized. To date, the Company has advanced $1.5 million to MKT in the form of a loan that is guaranteed by GSK.

     NEXTEL PERU: On January 29, 1998, the Company acquired a 70.1% interest in Valorcom S.A. ("Nextel Peru"), a Peruvian wireless telecommunications company, for $27.9 million, of which $7.0 million was paid at the acquisition date. The remaining balance of $20.9 million is to be paid in the form of capital contributions over approximately six months. Nextel Peru, holds through its subsidiaries, licenses to operate 138 SMR channels in the greater Lima area. Motorola, through an indirect subsidiary, holds a 19.9% interest in Nextel Peru. The Company's investment in Nextel Peru is expected to be accounted for as a purchase. Nextel Peru's historical operations are insignificant relative to the results of the Company.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

2.  BUSINESS COMBINATIONS AND INVESTMENTS -- (CONTINUED)
     PRO FORMA INFORMATION: The following summarized pro forma (unaudited) information is for the years ended December 31, 1996 and 1997 and assumes the Nextel Argentina, Nextel Mexico, Nextel Brazil and MCS transactions had occurred on January 1, 1996.

                                                                1996          1997
                                                             -----------   -----------
Revenues...................................................  $    24,697   $    26,312
                                                             ===========   ===========
Net loss...................................................  $   (55,245)  $   (89,717)
                                                             ===========   ===========
Net loss per share, basic and diluted......................  $     (1.51)  $     (2.46)
                                                             ===========   ===========
Weighted average shares outstanding........................   36,500,000    36,500,000
                                                             ===========   ===========

     The above amounts consolidate the historical results of Nextel Argentina, the WVA Entities, Nextel Mexico, Nextel Brazil and MCS prior to the acquisitions and reflect adjustments for the recognition of the minority ownership interests and the amortization of licenses and goodwill. The pro forma information is not necessarily indicative of the results that would actually have occurred had the transactions been consummated on the date indicated, nor are they necessarily indicative of future operating results of the Company.

3.  NOTES RECEIVABLE

     At December 31, 1996, notes receivable consisted of the following:

Due from affiliated companies...............................   $5,378
Due from officer of Nextel Communications...................      250
Interest receivable.........................................       76
                                                               ------
                                                               $5,704
                                                               ======

     All of the balances outstanding as of December 31, 1996 plus accrued interest were transferred to Nextel Communications prior to the merger of Nextel Canmex and the Company.

4.  INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

     Balances at December 31, 1996 consist of the Company's 30% interest in Nextel Philippines and its results of operations from June 14, 1996 (date of acquisition) to December 31, 1996, 30.1% of Nextel Mexico and its results of operations for the year ended December 31, 1996 and the Company's investment in Shanghai CCT McCaw, accounted for under the cost method. At December 31, 1997, investments in unconsolidated subsidiaries consists of the Company's 30% interest in Nextel Philippines and its results of operations for the year ended December 31, 1997, the Company's 50% interest in the Argentina Joint Venture and its results of operations from May 6, 1997 (date of inception) to December 31, 1997, and the Company's investment in Shanghai CCT McCaw, accounted for under the cost method.

     Summarized financial information for the Company's investments in unconsolidated subsidiaries accounted for on the equity method as of and for the year ended December 31, 1996 and 1997 is as follows:

                                                               1996       1997
                                                              -------   --------
Assets......................................................  $57,605   $133,315
Liabilities.................................................   38,453    111,997
Operating loss..............................................    6,123     12,167

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

5.  PROPERTY, PLANT AND EQUIPMENT

                                                               1996      1997
                                                              ------   --------
Land........................................................  $   --   $     85
Leasehold improvements......................................      16      1,442
Equipment...................................................     245     59,836
Furniture and fixtures......................................     124        990
Construction in progress....................................   8,392     75,849
                                                              ------   --------
                                                               8,777    138,202
Less accumulated depreciation and amortization..............     (74)    (1,992)
                                                              ------   --------
                                                              $8,703   $136,210
                                                              ======   ========

     For the year ended December 31, 1997, the Company capitalized $2,511 of interest related to expenditures for construction of significant additions to property, plant and equipment. No interest expense was capitalized during the years ended December 31, 1995 and 1996.

6.  INTANGIBLE ASSETS

                                                               1996       1997
                                                              -------   --------
Licenses....................................................  $10,878   $429,258
Goodwill....................................................       --    109,894
Trademarks and other........................................       --      1,512
                                                              -------   --------
                                                               10,878    540,664
Less accumulated amortization...............................       --    (14,664)
                                                              -------   --------
                                                              $10,878   $526,000
                                                              =======   ========

7.  DUE TO PARENT

     At December 31, 1996, due to parent represents amounts paid by Nextel Communications on behalf of the Company since the Company's inception to fund its operations and investments. In February 1997, the remaining amount due to parent was converted to capital in connection with the merger of Nextel Canmex and Nextel Services into the Company. (See Note 2.)

     At December 31, 1997, due to parent represents amounts owed to Nextel Communications as consideration for certain assets transferred to the Company as well as amounts due under the terms of the tax sharing agreement between the Company and Nextel Communications. These liabilities are to be extinguished as a condition of the high-yield offering (See Note 17) through the issuance of Series A Redeemable Exchangeable Preferred Stock of the Company with a value to be determined based on the fair value of the extinguished liability.

8.  LONG-TERM DEBT

                                                                1997
                                                              --------
13% Senior discount notes due 2007, net of unamortized
  discount of $411,571......................................  $539,892
Nextel Brazil equipment financing, at 2.5% over prime rate
  (11% at December 31, 1997)................................    50,250
Nextel Mexico equipment financing, at rates varying from
  9.7% to 14.7%.............................................     9,878
                                                              --------
                                                               600,020
Less current portion........................................    (2,211)
                                                              --------
                                                              $597,809
                                                              ========

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

8.  LONG-TERM DEBT -- (CONTINUED)
     SENIOR DISCOUNT NOTES: In March 1997, the Company issued through a private placement 951,463 units generating approximately $482.0 million in net proceeds. Each unit is comprised of a 10-year senior discount note (the "Notes") (with a principal amount due at maturity of $1,000) and one warrant to purchase .38748 shares of Company's common stock (the Warrant) (See Note 12). The Notes have a 13% yield to maturity, are noncallable until April 15, 2002, and require no interest payments for the first five years. Interest on the Notes is payable in cash on each April 15 and October 15, commencing October 15, 2002. The Company is restricted from paying dividends under the terms of the Notes, and the Notes contain covenants restricting certain transactions.

     NEXTEL BRAZIL EQUIPMENT FINANCING: In October, 1997, Nextel Brazil and Motorola Credit Corp. a subsidiary of Motorola ("Motorola Credit"), entered into an equipment financing agreement whereby Motorola Credit agreed to provide up to $125 million in revolving loans (the "Brazil Motorola Financing") to Nextel Brazil to be used to acquire infrastructure equipment and related services from Motorola. The Brazil Motorola Financing is repayable in semi-annual installments over 42 months commencing June 30, 2000 and bears interest at an annual rate periodically determined by the Company of either the LIBOR rate plus 463 basis points or the prime rate plus 250 basis points. Currently, the Brazil Motorola Financing bears an interest rate of prime rate plus 250 basis points (11% at December 31, 1997). Pursuant to the Brazil Motorola Financing, the revolving loans are secured by a first priority lien on substantially all of Nextel Brazil's assets, a pledge of all of the stock of Nextel Brazil and its subsidiaries, including Nextel S.A., and guarantees by the Company and Motorola International Development Corporation (which indirectly holds a 5% equity interest in Nextel S.A.) of 93.9% and 6.1%, respectively, of Nextel Brazil's obligations under such financing. The Brazil Motorola Financing prohibits the payment of dividends by Nextel S.A. until the existing loan balance is paid in full and contains covenants restricting certain transactions and requiring the maintenance of certain financial ratios. As of December 31, 1997, approximately $35.5 million of the Company's cash, cash equivalents and marketable securities have been restricted for use as future equity investments in Nextel Brazil and its subsidiaries.

     NEXTEL MEXICO EQUIPMENT FINANCING: Nextel Mexico holds several secured financing agreements, with various payment terms and maturities through 2007 and interest rates ranging from 9.7% to 14.7%. The term loans are secured by a first priority lien on substantially all of Nextel Mexico's assets. Additionally, the shares of one of Nextel Mexico's subsidiaries are pledged as collateral for the loan denominated in Mexican pesos. At December 31, 1997 loans made in Mexican pesos total approximately $176. All remaining notes are payable in U.S. dollars.

     For the years subsequent to December 31, 1997, annual maturities of long-term obligations are as follows:

                                                           PAYABLE IN      PAYABLE IN
                                                          MEXICAN PESOS   U.S. DOLLARS     TOTAL
                                                          -------------   ------------     -----
1998....................................................      $176         $    2,035    $    2,211
1999....................................................        --              2,105         2,105
2000....................................................        --             11,823        11,823
2001....................................................        --             10,989        10,989
2002....................................................        --             15,593        15,593
Thereafter..............................................        --            968,870       968,870
                                                              ----         ----------    ----------
                                                               176          1,011,415     1,011,591
Less unamortized discount...............................        --            411,571       411,571
                                                              ----         ----------    ----------
                                                              $176         $  599,844    $  600,020
                                                              ====         ==========    ==========

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     The carrying amounts and fair values of the Company's financial instruments at December 31, 1996 and 1997 are as follows:

     CURRENT ASSETS AND CURRENT LIABILITIES: The carrying amounts of these items are a reasonable estimate of their fair value.

     SHANGHAI CCT MCCAW: Included in investments in unconsolidated subsidiaries is the Company's investment in Shanghai CCT McCaw, accounted for under the cost method. As there is no active market for this investment, it is impracticable to estimate its fair value.

     INVESTMENTS AND OTHER ASSETS: Included in investments and others assets is the Company's investment in Clearnet, which approximates its fair value of $17,607 and $18,155 based on its current stock price of $11 and $11 3/8 per share as of December 31, 1996 and 1997, respectively.

     LONG-TERM DEBT: At December 31, 1997, the fair value of the Notes is estimated based on quoted market prices and exceeds their carrying value by $11,957. Fair value of the Company's equipment financing agreements is estimated based on the Company's current borrowing rates and approximates carrying value at December 31, 1997 (See Note 8).

     INVESTMENT PURCHASE AND SALES OPTIONS: The Company maintains or has granted certain stock purchase and sale rights in connection with its investments in Nextel Brazil and Nextel Philippines (See Note 2). The Company believes that a reasonable estimate of the fair value of these instruments is not practicable to determine as of December 31, 1997, as there is no active market for such instruments.

10.  INCOME TAXES

     The components of income tax benefit (provision) for each of the three years ended December 31 are as follows:

                                                            1995      1996      1997
                                                           -------   -------   -------
Current:
  Federal................................................  $(2,119)  $(1,355)  $(1,745)
Deferred:
  Foreign................................................       --        --     8,027
                                                           -------   -------   -------
Total income tax benefit (provision).....................  $(2,119)  $(1,355)  $ 6,282
                                                           =======   =======   =======

     The reconciliation of income taxes computed at the statutory rate to the income tax benefit for each of the three years ended December 31 is as follows:

                                                           1995       1996       1997
                                                          -------   --------   --------
Income tax provision (benefit) at statutory rate........  $(5,412)  $(3,781)   $(27,095)
Nonconsolidated subsidiary adjustments..................    7,430     2,209       2,559
Other...................................................        6       330       1,470
Increase in valuation allowance.........................       95     2,597      16,784
                                                          -------   -------    --------
Tax provision (benefit).................................  $ 2,119   $ 1,355    $ (6,282)
                                                          =======   =======    ========

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

10.  INCOME TAXES -- (CONTINUED)
     Deferred taxes as of December 31 consist of the following:

                                                               1996       1997
                                                              -------   --------
Deferred tax assets:
Operating loss carryforwards................................  $ 2,692   $ 29,088
Deferred interest...........................................       --     17,019
Other.......................................................       --      1,714
                                                              -------   --------
                                                                2,692     47,821
Valuation allowance.........................................   (2,692)   (40,654)
                                                              -------   --------
                                                                   --      7,167
                                                              -------   --------
Deferred tax liabilities:
Intangibles.................................................       --    126,172
Unrealized gain on investment...............................    1,562      1,772
                                                              -------   --------
                                                                1,562    127,944
                                                              -------   --------
Net deferred tax liability..................................  $ 1,562   $120,777
                                                              =======   ========

     At December 31, 1997, the Company had approximately $67.8 million of net operating loss carryforwards for Mexican income tax purposes which expire through 2007. Additionally, the Company had approximately $13.7 million of net operating loss carryforwards for Brazilian income tax purposes which have no expiration date and can only be utilized up to the limit of 30% of taxable income for the year. The Company may be limited in its ability to use tax net operating losses in any one year depending on its ability to generate sufficient taxable income.

11.  COMMITMENTS AND CONTINGENCIES

     OPERATING LEASE COMMITMENTS: The Company leases various cell sites and office facilities under operating leases with terms of one to five years. Total rent expense under operating leases for the years ended December 31, 1995, 1996 and 1997 totaled $50, $161 and $3,325, respectively.

     Future minimum lease payments for years ending after December 31, 1997 under operating leases that have initial noncancelable lease terms exceeding one year are as follows:

1998........................................................  $ 7,912
1999........................................................    8,048
2000........................................................    7,601
2001........................................................    6,813
2002........................................................    5,843
Thereafter..................................................   16,136
                                                              -------
                                                              $52,353
                                                              =======

     PURCHASE COMMITMENTS: Motorola is the principal supplier of the Company's ESMR infrastructure equipment and handsets. During the year ended December 31, 1997, the Company acquired approximately $87,300 in infrastructure equipment and related services from Motorola and has committed to purchase $140,000 of additional infrastructure equipment and related services. As of December 31, 1997 the Company's consolidated balance sheets include amounts payable to Motorola related to such purchases of $11,905 in accounts payable and $50,250 in long-term debt (See Note 8). As of February 19, 1998, cash and cash equivalents contractually restricted for future purchases, representing primarily Motorola equipment, is $59,928, of which $33,525 was restricted as of December 31, 1997.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

11.  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)
     FINANCING COMMITMENTS: Since March 1996, the Company has advanced Shanghai CCT McCaw $12,483, of a total maximum commitment of $13,200, to fund the buildout of the Shanghai GSM System. The amount outstanding as of December 31, 1997 totals $11,253, bears interest at 7% per annum and requires payments of principal and interest in four annual installments, commencing December 31, 1997. Due to the lack of significant control over the Company's investment in Shanghai CCT McCaw, the note is recorded as an addition to the Company's investment in Shanghai CCT McCaw.

     FINANCING GUARANTEES: In June 1997, Nextel Philippines and Motorola entered into an equipment financing agreement (the "Philippines Motorola Financing"), pursuant to which Motorola agreed to provide up to $14.7 million in term loans, denominated in U.S. dollars, to Nextel Philippines to finance the acquisition of infrastructure equipment and related services from Motorola. The terms of the Philippines Motorola Financing provides for a maturity of two years and an annual interest rate of LIBOR plus 506 basis points. Pursuant to the Philippines Motorola Financing, the term loans are secured by a first priority lien on substantially all of Nextel Philippines' assets and guarantee of such financing by the Company. As of December 31, 1997, Nextel Philippines has borrowed the maximum amount available under the Philippines Motorola Financing.

12.  COMMON STOCK WARRANTS

     In March 1997, the Company issued through a private placement, 951,463 units consisting of one 10-year senior discount note (See Note 8), and one warrant to purchase .38748 shares of the Company's common stock (the "Warrant"). The Warrants are exercisable at a price of $9.99 per share any time after March 6, 1998 and prior to March 6, 2007. The Warrants entitle the holders to purchase, in the aggregate, approximately 368,673 shares of the Company's common stock which approximates 1% of the current outstanding shares on a fully diluted basis as of December 31, 1997.

13.  EMPLOYEE BENEFIT PLANS

  Nextel Communications Incentive Equity Plan:

     Certain of the Company's employees participate in Nextel Communications' Incentive Equity Plan (the "Nextel Plan"). Generally, options outstanding under the Nextel Plan (i) are granted at prices equal to or exceeding the market value of Nextel Communications' stock on the grant date; (ii) vest ratably over either a four or five year service period; and (iii) expire ten years subsequent to award.

     A summary of the Nextel Plan activity related to the Company's employees is as follows:

                                                                      OPTION        WEIGHTED AVERAGE
                                                       SHARES       PRICE RANGE      EXERCISE PRICE
                                                       -------   -----------------  ----------------
Outstanding, December 31, 1995.......................   81,500   $14.87   - $18.37       $15.63
     Granted.........................................   59,700    15.12                   15.12
     Canceled........................................   (5,100)   14.87   -  15.12        14.88
                                                       -------   ------     ------       ------
Outstanding, December 31, 1996.......................  136,100    15.12   -  18.37        15.44
     Granted.........................................  175,550    15.12   -  23.81        15.52
                                                       -------   ------     ------       ------
Outstanding, December 31, 1997.......................  311,650   $15.12   - $23.81       $15.11
                                                       =======   ======     ======       ======
Exercisable, December 31, 1997.......................   55,420   $14.87   - $18.37       $15.37
                                                       =======   ======     ======       ======

  Nextel International Employee Stock Option Plan:

     On June 23, 1997, the board of directors adopted the 1997 Nextel International Employee Stock Option Plan (the "Company Plan"), under which certain of the Company's employees participate. Generally, options outstanding under the Company Plan (i) are granted at fair value, based on periodic valuations of the

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

13.  EMPLOYEE BENEFIT PLANS -- (CONTINUED)
Company using standard industry valuation techniques; (ii) vest ratably over a four year service period; and (iii) expire ten years subsequent to award.

     A summary of Company Plan activity is as follows:

                                                                                 WEIGHTED
                                                                         OPTION  AVERAGE
                                                                         PRICE   EXERCISE
                                                               SHARES    RANGE    PRICE
                                                              ---------  ------  --------
Outstanding, December 31, 1996..............................         --  $   --   $   --
  Granted...................................................  1,621,000   10.00    10.00
  Canceled..................................................     30,000   10.00    10.00
                                                              ---------  ------   ------
Outstanding, December 31, 1997..............................  1,591,000  $10.00   $10.00
                                                              =========  ======   ======
Exercisable, December 31, 1997..............................         --  $   --   $   --
                                                              =========  ======   ======

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. If the Company had elected to recognize compensation expense based on the fair value of the awards granted in 1997 consistent with the provisions of SFAS 123, Accounting for Stock Based Compensation, the Company's net loss and net loss per common share for the year ended December 31 would have been increased to the pro forma amounts indicated below:

                                                                1997
                                                              --------
Net loss:
  As reported...............................................  $(73,948)
                                                              ========
  Pro forma.................................................  $(76,024)
                                                              ========
Loss per common share, basic and diluted:
  As reported...............................................  $  (2.03)
                                                              ========
  Pro forma.................................................  $  (2.08)
                                                              ========
Weighted average fair value of options granted..............  $   6.59
                                                              ========

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected stock price volatility.............................      53%
Risk-free interest rate.....................................     6.6%
Expected life of options....................................  8 years
Expected dividend yield.....................................    0.00%

     The Company's stock options are not transferable, and the actual value of the stock options that an employee may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price. The Company has based its assumption for stock price volatility on the historical variance of weekly closing prices of Nextel Communications' stock. The risk-free rate of return used equals the yield on eight year zero-coupon U.S. Treasury issues on the grant date. No discount was applied to the value of the grants for non-transferability or risk of forfeiture.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

13.  EMPLOYEE BENEFIT PLANS -- (CONTINUED)
  Stock Appreciation Rights:

     On November 1, 1996, the Company adopted a Stock Appreciation Rights Plan (the "SAR Plan"), which was effective as of November 1, 1995, whereby selected employees and agents of the Company may be granted rights to share in the future appreciation in the value of the Company. Such rights do not represent an equity interest in the Company, only a right to compensation under the terms of the plan.

     The Company retroactively granted 1,140,000 rights under the plan, at an exercise price of $10.00 per right, on dates ranging from October 1, 1995 to December 31, 1996, with vesting periods of four years. Under the provisions of the plan, the number of shares used in calculating the fair value per share is adjusted periodically to reflect capital contributed to the Company by its parent. This adjustment is generally only for purposes of valuing the SAR's. It does not necessarily reflect the actual issuance of additional shares of common stock. Rights under the plan may not be exercised until 50% of the employee's grant has vested. As of December 31, 1996 and 1997, there were 1,240,000 and 25,000 rights outstanding, respectively. None of the rights are exercisable under the terms of the plan.

     In conjunction with the adoption of the 1997 Stock Option Plan, the board of directors also approved a plan to terminate the SAR Plan. Each holder of SARs granted previously has been given the option to exchange the SARs for stock options to be granted at fair value under the 1997 Stock Option Plan. As of December 31, 1997, 1,070,000 rights have been exchanged for options under the 1997 Stock Option Plan and 25,000 SARs remain outstanding. With respect to SAR holders who elected not to exchange their SARs for stock options, the Company will continue to be obligated by the terms and conditions of the SAR agreements previously entered into with such holders.

  Employee Benefit Plan:

     Certain officers and employees of the Company are eligible to participate in Nextel Communications' defined contribution plans pursuant to Section 401(k) of the Internal Revenue Code. The Company provides a matching contribution of $.50 for every $1.00 contributed by the employee up to 4% of each employee's salary. Such contributions were approximately $0, $10, and $29 for the years ended December 31, 1995, 1996 and 1997, respectively. At December 31, 1997, the Company had no other pension or post employment benefit plans.

14.  RELATED PARTIES

     Nextel Communications performs certain administrative functions for the Company, consisting of accounting, legal and other services, totaling $504 and $318 for the years ended December 31, 1996 and 1997, respectively. No amounts were incurred for the year ended December 31, 1995 due to the limited operations of the Company.

     At December 31, 1997, Motorola owned approximately 19.9% and 100% of Nextel Communications' outstanding Class A and Class B common stock, respectively. The Company maintains various business relationships with Motorola, including purchases of infrastructure equipment and handsets, equipment financing agreements, and joint venture partnerships (See Notes 2, 8 and 11).

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

15.  GEOGRAPHICAL SEGMENT INFORMATION

     The Company's operations are principally located in three geographic areas:
Brazil, Argentina and Mexico. The following is a summary of data by geographic area for the three years ended December 31, 1995, 1996 and 1997 and as of December 31, 1996 and 1997:

                                                              1995      1996        1997
                                                              ----      ----        ----
Net sales to unaffiliated customers
     Brazil.................................................  $  --   $     --   $    9,605
     Argentina..............................................     --         --           60
     Mexico.................................................     --         --        3,348
     Corporate and other....................................     --         --            2
                                                              -----   --------   ----------
                                                              $  --   $     --   $   13,015
                                                              =====   ========   ==========
Net operating loss
     Brazil.................................................  $  --   $     --   $  (28,436)
     Argentina..............................................    (24)    (2,738)      (1,257)
     Mexico.................................................     --         --       (3,718)
     Corporate and other....................................   (272)    (6,748)      (6,147)
                                                              -----   --------   ----------
                                                              $(296)  $ (9,486)  $  (39,558)
                                                              =====   ========   ==========
                                                                        1996        1997
                                                                      --------   ----------
Total assets
     Brazil.................................................          $     --   $  420,242
     Argentina..............................................            22,362           --
     Mexico.................................................                --      288,695
     Corporate and other....................................           177,005      414,101
                                                                      --------   ----------
                                                                      $199,367   $1,123,038
                                                                      ========   ==========

     The Company's investment in Nextel Mexico was accounted for under the equity method prior to September 1, 1997. Nextel Brazil was purchased effective January 30, 1997. Accordingly, no segmented information is reflected as of December 31, 1996 and for the years ended December 31, 1995 and 1996 for Nextel Brazil and Nextel Mexico.

     In May 1997, the Company reduced its effective ownership interest in Nextel Argentina to 50%; therefore, the accompanying table only includes the net sales, operating losses and assets of Nextel Argentina prior to May 6, 1997. As the Company's investment in Nextel Argentina is accounted for under the equity method of accounting, as of December 31, 1997, the related asset is reflected in Corporate and other.

     Corporate and other includes operating losses relating to the selling, general and administrative expenses of the Company's corporate offices for the years ended December 31, 1995, 1996 and 1997. Total assets consist mainly of cash and cash equivalents, marketable securities and investments in unconsolidated subsidiaries at December 31, 1996 and 1997.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                        FIRST     SECOND     THIRD      FOURTH
                                                       -------   --------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1997
Revenues.............................................  $ 1,460   $  2,504   $  3,085   $  5,966
Operating loss.......................................   (5,930)    (8,571)    (9,674)   (15,383)
Net loss.............................................   (9,811)   (18,338)   (20,621)   (25,178)
Net loss per common share, basic and diluted.........    (0.27)     (0.50)     (0.56)     (0.69)
1996
Revenues.............................................  $    --   $     --   $     --   $     --
Operating loss.......................................     (829)    (2,043)    (3,475)    (3,139)
Net loss.............................................   (1,348)    (2,451)    (4,347)    (4,330)
Net loss per common share, basic and diluted.........    (0.04)     (0.07)     (0.12)     (0.12)

17.  PENDING DEBT TRANSACTIONS

     HIGH-YIELD OFFERING: The Company is planning to issue $300 million of senior discount notes due 2008 (the "Notes") in March 1998. The Notes are expected to be unsecured obligations of the Company and are expected to carry a market interest rate. The Notes are being privately placed. The indenture governing the Notes is expected to contain substantial covenants and restrictions.

     NEXTEL ARGENTINA FINANCING: Nextel Argentina entered into a binding commitment letter with The Chase Manhattan Bank for a $100 million Senior Secured credit facility (the "Argentina Financing"), primarily to fund infrastructure equipment expenditures, development, expansion and upgrade of network systems, and spectrum acquisitions. The Argentina Financing is subject to the execution of definitive loan and security documentation and the commitment letter expires on March 27, 1998. The Argentina Financing will be repayable in quarterly installments commencing 30 months after the closing date of the loan, with a 50% balloon payment due at the end of five years. The Argentina Financing will bear interest at an annual rate periodically determined by the Company of either (a) the ABR plus 2.75% (ABR is the highest of the prime rate, the base CD rate plus 1% and the federal funds rate plus 0.5%) or (b) the Eurodollar rate plus 3.75% (Eurodollar rate is the LIBO rate multiplied by the statutory reserve rate). The Argentina Financing is subject to certain capital requirements and covenants and will be secured by first priority liens on substantially all of Nextel Argentina's assets. As of February 19, 1998, there are no amounts outstanding on the Argentina Financing.

                           NEXTEL INTERNATIONAL, INC.
                                 (PARENT ONLY)

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                1996       1997
                                                              --------   ---------
                                      ASSETS
CURRENT ASSETS:
     Cash and cash equivalents..............................  $      3   $ 100,975
     Marketable securities..................................        --     128,560
     Accounts receivable....................................       383          44
     Prepaid and other......................................        48          10
                                                              --------   ---------
          Total current assets..............................       434     229,589
PROPERTY, PLANT, AND EQUIPMENT, NET.........................       200         260
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES..................    36,405     594,471
INTANGIBLE ASSETS...........................................        --       1,512
INVESTMENTS AND OTHER ASSETS................................       568      18,862
                                                              --------   ---------
                                                              $ 37,607   $ 844,694
                                                              ========   =========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable.......................................  $    800   $   2,277
     Accrued expenses and other.............................        --       1,532
     Due to parent..........................................       505       8,254
                                                              --------   ---------
          Total current liabilities.........................     1,305      12,063
LONG-TERM DEBT..............................................        --     539,892
COMMITMENTS AND CONTINGENCIES (NOTE 1)
STOCKHOLDERS' EQUITY:
     Common stock (73,000,000 shares authorized, no par
      value, 36,500,000 shares issued and outstanding)......    65,043     395,428
     Accumulated deficit....................................   (28,741)   (102,689)
                                                              --------   ---------
          Total stockholders' equity........................    36,302     292,739
                                                              --------   ---------
                                                              $ 37,607   $ 844,694
                                                              ========   =========

                  See notes to condensed financial statements.

                           NEXTEL INTERNATIONAL, INC.
                                 (PARENT ONLY)

   SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- (CONTINUED)

                       CONDENSED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                1995       1996       1997
                                                              --------   --------   --------
REVENUES....................................................  $     --   $     --   $      3
OPERATING EXPENSES
     Selling, general and administrative....................        98      5,641      5,175
     Depreciation and amortization..........................        --        135        172
                                                              --------   --------   --------
                                                                    98      5,776      5,347
                                                              --------   --------   --------
OPERATING LOSS..............................................       (98)    (5,776)    (5,344)
                                                              --------   --------   --------
OTHER INCOME (EXPENSE):
     Interest income........................................        --         29     17,303
     Interest expense.......................................        --         --    (56,241)
     Other, net.............................................        --        385        (15)
                                                              --------   --------   --------
                                                                    --        414    (38,953)
                                                              --------   --------   --------
LOSS BEFORE INCOME TAX PROVISION AND EQUITY IN NET LOSSES OF
  SUBSIDIARIES..............................................       (98)    (5,362)   (44,297)
INCOME TAX PROVISION........................................        --         --     (1,931)
                                                              --------   --------   --------
LOSS BEFORE EQUITY IN NET LOSSES OF SUBSIDIARIES............       (98)    (5,362)   (46,228)
EQUITY IN NET LOSSES OF SUBSIDIARIES........................   (17,939)    (7,114)   (27,720)
                                                              --------   --------   --------
NET LOSS....................................................  $(18,037)  $(12,476)  $(73,948)
                                                              ========   ========   ========

                  See notes to condensed financial statements.

                           NEXTEL INTERNATIONAL, INC.
                                 (PARENT ONLY)

   SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                1995       1996       1997
                                                              --------   --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(18,037)  $(12,476)  $ (73,948)
  Adjustments to reconcile net loss to net cash
     Provided by (used in) operating activities:
     Depreciation and amortization..........................                  135         172
     Accreted interest expense..............................        --         --      56,241
     Loss from investment in subsidiaries...................    17,939      7,114      27,720
     Change in current assets and liabilities:
       Accounts receivable..................................        --       (383)        339
       Prepaid and other....................................       (11)       (37)         38
       Investments and other assets.........................        --       (568)     (2,221)
       Accounts payable.....................................        59        741       1,477
       Other................................................    10,012    (10,012)        200
                                                              --------   --------   ---------
          Net cash provided by (used in) operating
            activities......................................     9,962    (15,486)     10,018
                                                              --------   --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................       (36)      (299)       (152)
  Investments in marketable securities......................        --         --    (227,957)
  Disposal of marketable securities.........................        --         --     100,729
  Investments in and advances to subsidiaries...............   (11,517)   (37,221)   (246,230)
  Other.....................................................        --         --        (624)
                                                              --------   --------   ---------
          Net cash used in investing activities.............   (11,553)   (37,520)   (374,234)
                                                              --------   --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from (repayments to) parent, net...............   (18,589)     8,146     (23,556)
  Capital contributions from parent.........................    20,181     44,862       6,366
  Proceeds from the issuance of long-term debt..............        --         --     467,578
  Proceeds from issuance of warrants........................        --         --      14,800
                                                              --------   --------   ---------
          Net cash provided by financing activities.........     1,592     53,008     465,188
                                                              --------   --------   ---------
INCREASE IN CASH AND CASH EQUIVALENTS.......................         1          2     100,972
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............        --          1           3
                                                              --------   --------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $      1   $      3   $ 100,975
                                                              ========   ========   =========

                  See notes to condensed financial statements.

                           NEXTEL INTERNATIONAL, INC.
                                 (PARENT ONLY)

   SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- (CONTINUED)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. For accounting policies and other information, see the Notes to the Consolidated Financial Statements of Nextel International, Inc. and Subsidiaries included elsewhere herein.

2. The parent company accounts for its investments in subsidiaries by the equity method of accounting.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                  BALANCE,     ALLOWANCE OF   CHARGED TO   CHARGED TO                 BALANCE AT
                                BEGINNING OF     ACQUIRED     COSTS AND      OTHER                        END
                                   PERIOD      COMPANIES(1)    EXPENSES     ACCOUNTS    DEDUCTIONS     OF PERIOD
                                ------------   ------------   ----------   ----------   ----------   -------------
Year Ended December 31, 1997
  Allowance for Doubtful
    Accounts..................       $--          $3,241        $1,131         $--        $3,369        $1,003
                                     ==           ======        ======         ==         ======        ======
  Reserve for inventory
    obsolescence..............       $--          $  449        $  885         $--        $   --        $1,334
                                     ==           ======        ======         ==         ======        ======

---------------
(1) Represents allowance of majority-owned subsidiaries acquired during the year ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington.

                                          NEXTEL INTERNATIONAL, INC.

                                          By:      /s/ DAVID E. ROSTOV
                                            ------------------------------------
March 25, 1998                                          David E. Rostov
                                              Vice President and Chief Financial
                                                         Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated below.

                   SIGNATURE                                               TITLE
                   ---------                                               -----

             /s/ DANIEL F. AKERSON                    Chairman of the Board of Directors
-----------------------------------------------
               Daniel F. Akerson

            /s/ KEITH D. GRINSTEIN                    President, Chief Executive Officer and Director
-----------------------------------------------       (Principal Executive Officer)
              Keith D. Grinstein

              /s/ DAVID E. ROSTOV                     Vice President and Chief Financial Officer
-----------------------------------------------       (Principal Financial and Accounting Officer)
                David E. Rostov

              /s/ C. JAMES JUDSON                     Vice Chairman of the Board of Directors
-----------------------------------------------
                C. James Judson

            /s/ TIMOTHY M. DONAHUE                    Director
-----------------------------------------------
              Timothy M. Donahue

                                                      Director
-----------------------------------------------
                Craig O. McCaw

            /s/ STEVEN M. SHINDLER                    Director
-----------------------------------------------
              Steven M. Shindler

            /s/ DENNIS M. WEIBLING                    Director
-----------------------------------------------
              Dennis M. Weibling

                               INDEX TO EXHIBITS

EXHIBIT NUMBER                       EXHIBIT DESCRIPTION
--------------                       -------------------
    3.1          Restated Articles of Incorporation of the Company.
    3.2          By-laws of the Company.
    4.1          Indenture, dated as of March 3, 1997, between McCaw
                 International, Ltd. and The Bank of New York (filed on May
                 7, 1997 as Exhibit No. 4.1 to the Company's Registration
                 Statement No. 333-26649 on Form S-4 (the "1997 Form S-4")
                 and incorporated herein by reference).
    4.2          Form of Exchange Note (included in Exhibit 4.1).
   10.1          Motorola Vendor Financing Template Memorandum of
                 Understanding, dated November 1996, between Motorola, Inc.,
                 Nextel Communications, Inc. and the Company (filed on July
                 18, 1997 as Exhibit No. 10.1 to Amendment No. 1 to the 1997
                 Form S-4 and incorporated herein by reference).
   10.2          Shareholders Agreement, dated January 29, 1997, between the
                 Company, McCaw International (Brazil), Ltd. ("McCaw Brazil")
                 and the minority shareholders of McCaw Brazil (filed on July
                 18, 1997 as Exhibit No. 10.2 to Amendment No. 1 to the 1997
                 Form S-4 and incorporated herein by reference).
   10.3          Amendment No. 1, dated April 27, 1997, to Shareholders
                 Agreement between the Company, McCaw Brazil and the minority shareholders of McCaw Brazil (filed on July 18, 1997 as
                 Exhibit No. 10.3 to Amendment No. 1 to the 1997 Form S-4 and
                 incorporated herein by reference).
   10.4          Equipment Financing Agreement, dated as of October 31, 1997, by and between McCaw International (Brazil), Ltd. and
                 Motorola Credit Corporation (filed on November 14, 1997 as
                 Exhibit No. 10.1 to the Company's Quarterly Report on Form
                 10-Q for the quarterly period ended September 30, 1997 and incorporated herein by reference).
   10.5          Stockholders Agreement, dated June 21, 1996, between Infocom
                 Communications Network, Inc. and the shareholders of Infocom
                 (filed on July 18, 1997 as Exhibit No. 10.11 to Amendment
                 No. 1 to the 1997 Form S-4 and incorporated herein by
                 reference).
   10.6*         Employment Letter, dated November 3, 1995, between the
                 Company and Keith D. Grinstein (filed on July 18, 1997 as
                 Exhibit No. 10.12 to Amendment No. 1 to the 1997 Form S-4
                 and incorporated herein by reference).
   10.7*         Employment Letter, dated January 11, 1996, between the
                 Company and Brian A. Vincent (filed on July 18, 1997 as
                 Exhibit No. 10.14 to Amendment No. 1 to the 1997 Form S-4
                 and incorporated herein by reference).
   10.8*         Employment Letter, dated November 3, 1995, between the
                 Company and Heng-Pin Kiang (filed on July 18, 1997 as
                 Exhibit No. 10.13 to Amendment No. 1 to the 1997 Form S-4
                 and incorporated herein by reference).
   10.9*         Employment Letter, dated October 9, 1996, between the
                 Company and William S. Roberts. (filed on July 18, 1997 as
                 Exhibit No. 10.15 to Amendment No. 1 to the 1997 Form S-4
                 and incorporated herein by reference).
   10.10*        Employment Agreement, dated January 11, 1996, between the
                 Company and David E. Rostov (filed on July 18, 1997 as
                 Exhibit No. 10.16 to Amendment No. 1 to the 1997 Form S-4
                 and incorporated herein by reference).
   10.11*        Employment Letter, dated August 22, 1997, between the
                 Company and Thomas J. Truesdale.
   10.12*        McCaw International, Ltd. 1997 Stock Option Plan (filed on
                 July 18, 1997 as Exhibit No. 10.17 to Amendment No. 1 to the
                 1997 Form S-4 and incorporated herein by reference).

EXHIBIT NUMBER                       EXHIBIT DESCRIPTION
--------------                       -------------------
   10.13         Tax Sharing Agreement, dated January 1, 1997, between Nextel
                 Communications, Inc. and its subsidiaries named therein
                 (filed on July 18, 1997 as Exhibit No. 10.18 to Amendment
                 No. 1 to the 1997 Form S-4 and incorporated herein by
                 reference).
   10.14         Overhead Services Agreement, dated March 3, 1997, between
                 Nextel Communications, Inc. and the Company (filed on July
                 18, 1997 as Exhibit No. 10.19 to Amendment No. 1 to the 1997
                 Form S-4 and incorporated herein by reference).
   10.15         Right of First Opportunity Agreement, dated March 6, 1997, between Nextel Communications, Inc. and the Company (filed on July 18, 1997 as Exhibit No. 10.20 to Amendment No. 1 to
                 the 1997 Form S-4 and incorporated herein by reference).
   10.16         Indemnification Agreement, dated March 6, 1997, between
                 Nextel Communications, Inc. and the Company (filed on July
                 18, 1997 as Exhibit No. 10.21 to Amendment No. 1 to the 1997
                 Form S-4 and incorporated herein by reference).
   21.           Subsidiaries of the Company.
   27.           Financial Data Schedule (filed on March 2, 1997 as Exhibit
                 27 to the Company's Current Report on Form 8-K dated March
                 2, 1998 and incorporated herein by reference).

---------------

*Management contract or compensatory plan or arrangement.