Form 10-Q
period 1998-03-31
NEXTEL INTERNATIONAL INC
filed 1998-05-14
CIK 1037016

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

(MARK ONE)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 333-26649
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

     Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:

                                                        NUMBER OF SHARES OUTSTANDING
                TITLE OF CLASS                                 ON MAY 1, 1998
                --------------                                 --------------
          Common Stock, no par value                             36,500,000

================================================================================

                           NEXTEL INTERNATIONAL, INC.

                                     INDEX

                                                              PAGE NO.
                                                              --------
PART I FINANCIAL INFORMATION.
  Item 1. Financial Statements--Unaudited...................      3
     Condensed Consolidated Balance Sheets--As of March 31,
      1998 and December 31, 1997............................      3
     Condensed Consolidated Statements of Operations--For
      the Three Months Ended March 31, 1998 and 1997........      4
     Condensed Consolidated Statement of Stockholders'
      Equity--For the Three Months Ended March 31, 1998.....      5
     Condensed Consolidated Statements of Cash Flows--For
      the Three Months Ended March 31, 1998 and 1997........      6
     Notes to Condensed Consolidated Interim Financial
      Statements............................................      7
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................     11
PART II OTHER INFORMATION.
  Item 1. Legal Proceedings.................................     17
  Item 2. Changes in Securities.............................     17
  Item 4. Submissions of Matters to a Vote of Security
     Holders................................................     17
  Item 6. Exhibits and Reports on Form 8-K..................     18

                                     PART I

ITEM 1. FINANCIAL STATEMENTS -- UNAUDITED.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1998 AND DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)
                                   UNAUDITED

                                                                 1998          1997
                                                              ----------    ----------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents (of which $104,540 is
      restricted as of March 31, 1998)......................  $  463,380    $  159,790
     Marketable securities..................................       5,236       128,560
     Accounts receivable, less allowance for doubtful
      accounts of $2,112 and $1,003.........................       6,162         3,838
     Subscriber equipment inventory.........................      12,728         1,749
     Prepaid and other......................................      31,176        15,884
                                                              ----------    ----------
          Total current assets..............................     518,682       309,821
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation of $4,156 and $1,992.........................     266,196       136,210
INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES, at cost less
  equity in net losses of $1,313 and $7,526.................      81,045       106,489
INTANGIBLE ASSETS, net of accumulated amortization of
  $21,729 and $14,664.......................................     593,455       526,000
INVESTMENTS AND OTHER ASSETS................................     167,380        44,518
                                                              ----------    ----------
                                                              $1,626,758    $1,123,038
                                                              ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable, accrued expenses and other...........  $   74,501    $   76,048
     Due to parent..........................................          --         8,254
     Notes payable and current portion of long-term debt....       2,345         2,211
                                                              ----------    ----------
          Total current liabilities.........................      76,846        86,513
LONG-TERM DEBT..............................................   1,026,387       597,809
DEFERRED INCOME TAXES.......................................     125,829       120,777
                                                              ----------    ----------
     Total liabilities......................................   1,229,062       805,099
                                                              ----------    ----------
MINORITY INTEREST...........................................      28,309        21,910
STOCKHOLDERS' EQUITY:
     Series A exchangeable redeemable preferred stock (1,250
      shares authorized, $10.00 par value, 988.86 shares
      issued and outstanding)...............................      98,886            --
     Series B redeemable preferred stock (2,500 shares
      authorized, $10.00 par value, no shares issued and
      outstanding)..........................................          --            --
     Common stock (73,000,000 shares authorized, no par
      value, 36,500,000 shares issued and outstanding)......     395,428       395,428
     Accumulated deficit....................................    (131,258)     (102,689)
     Unrealized gain on investments.........................       9,801         3,290
     Cumulative translation adjustment......................      (3,470)           --
                                                              ----------    ----------
          Total stockholders' equity........................     369,387       296,029
                                                              ----------    ----------
                                                              $1,626,758    $1,123,038
                                                              ==========    ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   1998          1997
                                                                ----------    ----------
REVENUES
     Radio service revenue..................................    $    6,138    $    1,180
     Equipment sales and maintenance........................         2,420           280
                                                                ----------    ----------
                                                                     8,558         1,460
                                                                ----------    ----------
OPERATING EXPENSES
     Cost of radio service revenue..........................         2,499           593
     Cost of equipment sales and maintenance................         1,053           165
     Selling, general and administrative....................        15,227         4,051
     Depreciation and amortization..........................         9,192         2,581
                                                                ----------    ----------
                                                                    27,971         7,390
                                                                ----------    ----------
OPERATING LOSS..............................................       (19,413)       (5,930)
                                                                ----------    ----------
OTHER INCOME (EXPENSE)
     Interest income........................................         4,324         2,798
     Interest expense.......................................       (18,968)       (5,591)
     Loss from equity method investments....................        (1,314)       (1,867)
     Other, net.............................................         1,198          (157)
     Minority interest......................................         1,230           437
                                                                ----------    ----------
                                                                   (13,530)       (4,380)
                                                                ----------    ----------
LOSS BEFORE INCOME TAX BENEFIT..............................       (32,943)      (10,310)
INCOME TAX BENEFIT..........................................         4,374           499
                                                                ----------    ----------
NET LOSS....................................................    $  (28,569)   $   (9,811)
                                                                ----------    ----------
NET LOSS PER COMMON SHARE, BASIC AND DILUTED................    $    (0.78)   $    (0.27)
                                                                ==========    ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING........    36,500,000    36,500,000
                                                                ==========    ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                             (DOLLARS IN THOUSANDS)
                                   UNAUDITED

                                       SERIES A           SERIES B
                                    PREFERRED STOCK    PREFERRED STOCK       COMMON STOCK
                                   -----------------   ---------------   ---------------------   ACCUMULATED
                                   SHARES    AMOUNT    SHARES   AMOUNT     SHARES      AMOUNT      DEFICIT
                                   ------   --------   ------   ------   ----------   --------   -----------
BALANCE, January 1, 1998.........      --        --     --       --      36,500,000   $395,428    $(102,689)
     Issuance of Series A
       preferred stock...........  988.86   $98,886     --       --              --         --           --
     Unrealized gain on
       investments...............      --        --     --       --              --         --           --
     Cumulative translation
       adjustment................      --        --     --       --              --         --           --
     Net loss....................      --        --     --       --              --         --      (28,569)
                                   ------   -------      --       --     ----------   --------    ---------
BALANCE, March 31, 1998..........  988.86   $98,886                      36,500,000   $395,428    $(131,258)
                                   ======   =======      ==       ==     ==========   ========    =========

                                       ACCUMULATED OTHER
                                     COMPREHENSIVE INCOME
                                   -------------------------
                                   UNREALIZED    CUMULATIVE
                                     GAIN ON     TRANSLATION
                                   INVESTMENTS   ADJUSTMENT     TOTAL
                                   -----------   -----------   --------
BALANCE, January 1, 1998.........    $3,290             --     $296,029
     Issuance of Series A
       preferred stock...........        --             --       98,886
     Unrealized gain on
       investments...............     6,511             --        6,511
     Cumulative translation
       adjustment................        --        $(3,470)      (3,470)
     Net loss....................        --             --      (28,569)
                                     ------        -------     --------
BALANCE, March 31, 1998..........    $9,801        $(3,470)    $369,387
                                     ======        =======     ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)
                                   UNAUDITED

                                                                1998        1997
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss...............................................  $(28,569)   $ (9,811)
     Adjustments to reconcile net loss to net cash used in
      operating activities:
          Depreciation and amortization.....................     9,192       2,581
          Interest accretion on long-term debt, net of
            capitalization..................................    17,256       4,849
          Loss from equity method investments...............     1,314       1,867
          Deferred income taxes.............................    (8,549)       (548)
          Minority interest.................................    (1,230)       (437)
          Change in current assets and liabilities:
               Accounts receivable..........................      (847)        236
               Subscriber equipment inventory...............    (7,895)        243
               Prepaid and other............................   (13,784)     (2,149)
               Accounts payable, accrued expenses and
                 other......................................     9,743         399
               Other........................................    (3,431)      2,299
                                                              --------    --------
     Net cash used in operating activities..................   (26,800)       (471)
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures...................................   (87,296)     (6,193)
     Purchase of marketable securities......................    (3,994)         --
     Proceeds from sale of marketable securities............   126,018          --
     Issuance of notes receivable...........................        --      (2,144)
     Business acquisitions, net of cash acquired............   (66,625)         --
     Investments in unconsolidated subsidiaries.............   (37,774)    (26,916)
     Other..................................................        --      (2,498)
                                                              --------    --------
     Net cash used in investing activities..................   (69,671)    (37,751)
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments to parent, net..............................    (8,254)    (23,556)
     Capital contributions from parent......................        --       6,366
     Capital contributions from minority stockholders.......     4,016          --
     Proceeds from issuance of preferred stock..............     8,254          --
     Proceeds from issuance of warrants.....................        --      14,800
     Net proceeds from issuance of long-term debt...........   396,772     467,578
     Repayment of long-term debt............................      (727)         --
                                                              --------    --------
     Net cash provided by financing activities..............   400,061     465,188
                                                              --------    --------
INCREASE IN CASH AND CASH EQUIVALENTS.......................   303,590     426,966
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............   159,790      53,029
                                                              --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $463,380    $479,995
                                                              ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest.................................  $  1,008    $     --
                                                              ========    ========
     Cash paid for income taxes.............................  $  1,685    $     --
                                                              ========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   UNAUDITED

NOTE 1 BASIS OF PRESENTATION

     The condensed consolidated interim financial statements of Nextel International, Inc. and subsidiaries ("Nextel International" or the "Company"), an indirect wholly owned subsidiary of Nextel Communications, Inc. ("Nextel Communications"), included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. All adjustments made were normal recurring accruals.

     The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. Operating results for the interim periods are not necessarily indicative of results for an entire year.

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

     SUPPLEMENTAL CASH FLOW INFORMATION: In March 1998, a wholly owned subsidiary of Nextel Communications transferred to the Company 6,777,778 Class D Shares of Clearnet Communications Inc. ("Clearnet") with a fair value of $90.6 million in exchange for 906.32 shares of the Company's Series A Exchangeable Redeemable Preferred Stock, $10 par value per share (the "Series A Preferred Stock"). See Note 3.

     RESTRICTED CASH AND CASH EQUIVALENTS: As of March 31, 1998, approximately $104.5 million of cash and cash equivalents was restricted for use as equity investments under certain of the Company's financing agreements and as equipment purchases under certain infrastructure purchase contracts.

     COMPREHENSIVE INCOME: Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130") that establishes new rules for the reporting and display of comprehensive income and its components. Adoption of SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments be included in other comprehensive income. The components of comprehensive income, net of related tax, are as follows (dollars in thousands):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Net loss....................................................  $(28,569)  $ (9,811)
Other comprehensive income:
  Unrealized gain (loss) on investments, net of tax.........     6,511     (1,685)
  Foreign currency translation adjustments..................    (3,470)        --
                                                              --------   --------
                                                              $(25,528)  $(11,496)
                                                              ========   ========

NOTE 2 SIGNIFICANT TRANSACTIONS

     NEXTEL BRAZIL: On January 30, 1997, Nextel Communications purchased 81% of the issued and outstanding capital stock of Wireless Ventures of Brazil, Inc. ("WVB") from Telcom Ventures, Inc. and affiliates (collectively "Telcom Ventures") in exchange for $186.3 million in Nextel Communications Class A

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 2 SIGNIFICANT TRANSACTIONS -- (CONTINUED)
Common Stock. Nextel Communications' investment in WVB was simultaneously contributed to the Company, and WVB changed its name to McCaw International (Brazil), Ltd. ("Nextel Brazil").

     MCS: On September 26, 1997, Nextel S.A., a subsidiary of Nextel Brazil that is the indirect holder of substantially all of Nextel Brazil's specialized mobile radio channels and related operating assets in Brazil, acquired 49% of the capital stock of MCS Radio Telefonia, Ltda. ("MCS"), an indirect wholly owned subsidiary of Motorola, Inc. ("Motorola"), an option to purchase the remaining 51% of the capital stock of MCS upon receipt of the approval of the applicable Brazilian regulatory authorities, and certain assets of MCS. Upon the approval of the Brazilian regulatory authorities, the option for the remaining 51% will be exercisable for approximately $3.2 million. In exchange, Motorola, through a wholly owned subsidiary, acquired 5% of the outstanding capital stock of Nextel S.A. Immediately subsequent to the acquisition, the Company, through its 81% equity interest in Nextel Brazil and Nextel Brazil's 95% equity interest in Nextel S.A., held a 77% equity interest in Nextel S.A.

     NEXTEL MEXICO: During the year ended December 31, 1997, through a series of transactions, the Company increased its equity interest in Comunicaciones Nextel de Mexico S.A., de C.V. ("Nextel Mexico") from 30.1% to 100% for consideration equal to approximately $132.2 million.

     NEXTEL ARGENTINA: On May 6, 1997, the Company contributed its 100% ownership interest in Nextel Argentina S.R.L. ("Nextel Argentina") into Nextel International (Argentina), Ltd. (the "Argentina Joint Venture"), a joint venture between the Company and Wireless Ventures of Argentina, L.L.C. ("WVA"). WVA's contribution included all of the outstanding common stock of a paging company and two companies that own SMR licenses in Argentina (collectively the "WVA Entities"). During 1997, Nextel Argentina and the WVA Entities were merged, with Nextel Argentina being the surviving entity (the merged entities are herein collectively referred to as "Nextel Argentina" subsequent to the formation of the Argentina Joint Venture). The Company had a 50% voting interest, shared equally in the profits and losses of the Argentina Joint Venture, and accounted for its investment in the Argentina Joint Venture under the equity method of accounting.

     On January 30, 1998, the Company acquired the remaining 50% interest in the Argentina Joint Venture from WVA for a purchase price of $46 million in cash. As a result of the purchase, the Company increased its effective ownership interest in Nextel Argentina from 50% to 100%. The acquisition is accounted for as a purchase and, accordingly, the Company consolidated the accounts of Nextel Argentina commencing February 1, 1998. The carrying value of the Company's investment in Nextel Argentina as of January 30, 1998 approximated $63.0 million and was allocated to the net assets acquired based on their preliminary estimated fair values, including licenses and goodwill, which are being amortized over their estimated useful lives of 20 years.

     NEXTEL PERU: On January 29, 1998, the Company acquired a 70.1% interest in Valorcom S.A. ("Nextel Peru"), a Peruvian wireless telecommunications company, for $27.9 million, of which $7.2 million had been paid through March 31, 1998. The remaining balance of $20.7 million is to be paid in the form of capital contributions, which the Company expects will be made prior to July 30, 1998. Nextel Peru, through its subsidiaries, holds licenses to operate 138 SMR channels in the greater Lima area. Motorola, through an indirect wholly owned subsidiary, holds a 19.9% interest in Nextel Peru. The acquisition is accounted for as a purchase and, accordingly, the Company consolidated the accounts of Nextel Peru commencing February 1, 1998. The purchase price was allocated to the net assets acquired based on their preliminary estimated fair values, including licenses and goodwill, which are being amortized over their estimated useful lives of 20 years. Nextel Peru's historical operations are insignificant relative to the results of the Company.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 2 SIGNIFICANT TRANSACTIONS -- (CONTINUED)
     NEXTEL PHILIPPINES: In February 1998, the Company reached an agreement in principle with the three groups of local shareholders of Infocom Communications Network, Inc. ("Nextel Philippines"), including the Gotesco group (the "Gotesco Group" and together with the other local shareholders, the "Philippines Shareholders"), and consummated such agreements in April 1998 (the "Philippines Partner Agreements"). Pursuant to the Philippines Partner Agreements (i) the Nextel Philippines corporate governance arrangements were restructured to give the Company increased minority shareholder rights; (ii) the Company purchased existing shareholder loans of the Philippines Shareholders totaling approximately $19.6 million, which loans, bear interest at 18% per annum and are convertible into equity of Nextel Philippines; (iii) the Company may, at its option, fund Nextel Philippines' future capital needs, currently estimated to be $50 million for 1998, pursuant to loans that, at the option of the Company, may be converted into equity of Nextel Philippines; (iv) the Gotesco Group has the right to put its 20% interest to the Company for approximately $9.4 million, beginning in January 1999 (the "Gotesco Put"); and (v) the Company has the right to call the Gotesco Group's 20% interest for approximately $11.6 million, if the Gotesco Group does not exercise the Gotesco Put. The ability of the Company to convert shareholders loans into equity, satisfy the Gotesco Put or call the Gotesco Group's 20% interest is subject to applicable Philippines foreign ownership rules.

     J-COM: On March 17, 1998, the Company purchased a 21% equity interest in J-Com Co., Ltd., a digital SMR provider in Japan ("J-Com"), for a purchase price of Y77.2 million (approximately $593,000) (the "Japan Acquisition"). The Company also provided a shareholder loan of Y4.1 billion (approximately $31.5 million) to J-Com. J-Com has a contractual right to provide service in Japan under a sublicense covering more than 125 million people. DJSMR Business Partnership, a Japanese partnership in which an affiliate of Motorola is the majority partner, holds a 49% equity interest in J-Com. J-Com's historical operations are insignificant relative to the results of the Company. The Company's investment in J-Com is accounted for under the equity method.

     PRO FORMA INFORMATION: The following summarized pro forma (unaudited) information assumes the Nextel Brazil, MCS, Nextel Mexico and Nextel Argentina transactions had occurred on January 1, 1997 (dollars in thousands, except for share data).

                                                              THREE MONTHS
                                                                 ENDED
                                                               MARCH 31,
                                                                  1997
                                                              ------------
Revenues....................................................   $    5,880
                                                               ==========
Net loss....................................................   $  (15,090)
                                                               ==========
Net loss per share..........................................   $    (0.41)
                                                               ==========
Weighted average shares outstanding.........................   36,500,000
                                                               ==========

     The above amounts consolidate the historical results of Nextel Brazil, MCS, Nextel Mexico and Nextel Argentina prior to the acquisitions and reflect adjustments for the recognition of the minority ownership interests and the amortization of licenses and goodwill. Pro forma information for the three months ended March 31, 1998 does not differ materially from historical results. The pro forma information is not necessarily indicative of the results that would actually have occurred had the transactions been consummated on the date indicated, nor is it necessarily indicative of future operating results of the Company.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 2 SIGNIFICANT TRANSACTIONS -- (CONTINUED)
NOTE 3 FINANCING ARRANGEMENTS

     MARCH 1998 OFFERING: On March 12, 1998, the Company completed a private placement offering (the "March 1998 Offering") of its 12 1/8% Senior Discount Notes due 2008 (the "March 1998 Notes"). The March 1998 Offering generated aggregate net proceeds to the Company of approximately $387 million. The March 1998 Notes are noncallable for five years and require no cash interest payments for the first five years.

     ISSUANCE OF PREFERRED STOCK: On March 12, 1998, in connection with the March 1998 Offering, a wholly owned subsidiary of Nextel Communications transferred to the Company 6,777,778 Class D Shares of Clearnet in exchange for
906.32 shares of the Company's Series A Preferred Stock. As a result of such transaction (the "Clearnet Transaction"), the Company currently owns 583,104 Class A Shares and 7,790,741 Class D Shares of Clearnet (each Class D Share is convertible at the option of the holder into one Class A Share). Additionally, the Company issued 82.54 shares of Series A Preferred Stock to a wholly owned subsidiary of Nextel Communications for consideration of $8,254,000.

     The Series A Preferred Stock was issued at an original liquidation preference of $100,000 per share and thereafter the liquidation preference on the Series A Preferred Stock accretes at an annual rate equal to 13.625%. At March 31, 1998, the accreted liquidation preference on the Series A Preferred Stock totaled $99,597,000. Except as required by law, the holders of the Series A Preferred Stock are not entitled to receive dividends or other distributions. The Company has the right at any time to redeem the Series A Preferred Stock in full (or with the consent of the holder of the affected shares of Series A Preferred Stock, in part) at a redemption price equal to 100% of the accreted liquidation preference thereof on the redemption date and under certain circumstances, the holders of the Series A Preferred Stock have the right to exchange the Series A Preferred Stock for shares of the Company's Series B Redeemable Preferred Stock, par value $10.00 per share (the "Series B Preferred Stock"), having a liquidation preference equal to the accreted liquidation preference of the Series A Preferred Stock so exchanged.

     The Series B Preferred Stock to be issued in exchange for shares of Series A Preferred Stock will have an initial annual dividend rate equal to 13.625%, increasing to 18.00% as of March 13, 2010. The Series B Preferred Stock will have terms substantially similar to those of the Series A Preferred Stock, except for the right to elect one director to the Company's Board of Directors and the accrual of cumulative dividends payable quarterly in cash. In addition, the Company may not issue shares of Series B Preferred Stock, except in exchange for shares of Series A Preferred Stock, without the consent of the holders of a majority of the outstanding shares of Series A Preferred Stock and Series B Preferred Stock, voting together as a class.

     ARGENTINA CREDIT FACILITY: As of February 27, 1998, Nextel Argentina entered into an $83 million senior secured credit facility (the "Argentina Credit Facility") with The Chase Manhattan Bank. Borrowings under the Argentina Credit Facility are subject to finalizing certain security arrangements as well as the satisfaction or waiver of certain other conditions. Loans under the Argentina Credit Facility will bear interest at a rate equal to either (i) the ABR plus 2.75% (ABR is the highest of the prime rate, the base CD rate plus 1% and the federal funds rate plus 0.5%) or (ii) the Eurodollar rate plus 3.75% (the Eurodollar rate is the LIBO rate multiplied by the statutory reserve rate). The loans under the Argentina Credit Facility will be repaid in quarterly installments beginning September 30, 2000 and ending March 31, 2003. As of March 31, 1998, no amounts had been borrowed under the Argentina Credit Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The following discussion of the condensed consolidated financial condition and results of operations of Nextel International, Inc. ("Nextel International" or the "Company"), an indirectly wholly owned subsidiary of Nextel Communications, Inc. ("Nextel Communications"), for the three-month periods ended March 31, 1998 and 1997 should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto appearing elsewhere in Part I of this report and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 ("1997 Form 10-K").

     Nextel International, through its operating subsidiaries, provides wireless communications services in five of the largest cities in Latin America and three of the largest cities in Asia. The Company's markets cover approximately 373 million people, approximately 131 million of which are in Latin America. Nextel International is the largest specialized mobile radio ("SMR") service provider in Brazil and Mexico, and holds the largest SMR channel position in Argentina.

     The Company's strategy is focused on using its leading analog dispatch or SMR channel positions in its principal markets, together with Nextel Communications' experience and supplier relationships, to upgrade its services from analog dispatch to digital enhanced specialized mobile radio ("ESMR") services. The Company intends to use digital "iDEN(TM)" (integrated Digital Enhanced Network) technology developed by Motorola, Inc. ("Motorola") to provide its ESMR services. The Company currently plans to launch ESMR commercial service in Sao Paulo, Buenos Aires and Rio de Janeiro during the second quarter of 1998 and Mexico City and Manila during the third quarter of 1998. The timing of the Company's currently planned launch schedule depends on a number of factors, some of which are beyond the Company's control. See 1997 Form 10-K, Part I, Item 1, "The Company's Operations and Investments."

     The Company owns majority controlling interests in wireless communications services companies in Brazil, Mexico, Argentina and Peru and owns equity interests and actively participates in the management of wireless communications services companies in the Philippines and Japan. In addition, the Company owns an approximately 15% equity interest in Clearnet Communications Inc., a Canadian wireless communications services company ("Clearnet"), and has a contractual right through its Chinese joint venture to receive 12.1% of the profits generated by a Global System for Mobile communications ("GSM") network in Shanghai, China (the "Shanghai GSM System"). The wireless communications services companies that the Company owns or has interests in and the right to receive profits in the Shanghai GSM System are referred to herein as the "Operating Companies." The Company does not actively participate in the management or in formulation of the business plans or policies of Clearnet or the Shanghai GSM System and considers them passive investments.

FISCAL QUARTER TRANSACTIONS AND DEVELOPMENTS

     ARGENTINA. On January 30, 1998, the Company acquired the remaining 50% equity interest in the holding company for Nextel Argentina S.R.L. ("Nextel Argentina," formerly McCaw Argentina S.A.) for $46 million (the "Argentina Acquisition").

     ARGENTINA CREDIT FACILITY. As of February 27, 1998, Nextel Argentina entered into an $83 million senior secured credit facility (the "Argentina Credit Facility") with The Chase Manhattan Bank. Borrowings under the Argentina Credit Facility are subject to finalizing certain security arrangements as well as the satisfaction or waiver of certain other conditions. Loans under the Argentina Credit Facility will bear interest at a rate equal to either (i) the ABR plus 2.75% (ABR is the highest of the prime rate, the base CD rate plus 1% and the federal funds rate plus 0.5%) or (ii) the Eurodollar rate plus 3.75% (the Eurodollar rate is the LIBO rate multiplied by the statutory reserve rate). The loans under the Argentina Credit Facility will be repaid in quarterly installments beginning September 30, 2000 and ending March 31, 2003.

     PERU. On January 29, 1998, the Company purchased 70.1% of the common equity of Valorcom S.A., a Peruvian company ("Nextel Peru"), for $27.9 million (the "Peru Acquisition"), $23.8 million of which will represent new capital to be contributed to Nextel Peru to finance the expansion, upgrade and operation of its wireless services business. As of March 31, 1998, the Company had paid $7.2 million to Nextel Peru, and the remaining $20.7 million will be paid in the form of capital contributions, which the Company expects will be made prior to July 30, 1998. Nextel Peru, through its subsidiaries, currently offers analog SMR services in the greater Lima area, and holds licenses covering 138 SMR channels. Nextel Peru currently plans to upgrade its SMR network and offer ESMR services in the greater Lima area in 1999.

     PHILIPPINES. In February 1998, the Company reached an agreement in principle with the three groups of local shareholders of Infocom Communications Network, Inc. ("Nextel Philippines"), including the Gotesco group (the "Gotesco Group" and together with the other local shareholders, the "Philippines Shareholders"), and consummated such agreements in April 1998 (the "Philippines Partner Agreements"). Pursuant to the Philippines Partner Agreements (i) the Nextel Philippines corporate governance arrangements were restructured to give the Company increased minority shareholder rights; (ii) the Company purchased existing shareholder loans of the Philippines Shareholders totaling approximately $19.6 million, which loans, bear interest at 18% per annum and are convertible into equity of Nextel Philippines; (iii) the Company may, at its option, fund Nextel Philippines' future capital needs, currently estimated to be $50 million for 1998, pursuant to loans that, at the option of the Company, may be converted into equity of Nextel Philippines; (iv) the Gotesco Group has the right to put its 20% interest to the Company for approximately $9.4 million, beginning in January 1999 (the "Gotesco Put"); and (v) the Company has the right to call the Gotesco Group's 20% interest for approximately $11.6 million, if the Gotesco Group does not exercise the Gotesco Put. The ability of the Company to convert shareholders loans into equity, satisfy the Gotesco Put or call the Gotesco Group's 20% interest is subject to applicable Philippines foreign ownership rules.

     MARCH 1998 OFFERING. On March 12, 1998, the Company completed a private placement offering (the "March 1998 Offering") of its 12 1/8% Senior Discount Notes due 2008 (the "March 1998 Notes"). The March 1998 Offering generated aggregate net proceeds to the Company of approximately $387 million. The March 1998 Notes are noncallable for five years and require no cash interest payments for the first five years. The March 1998 Offering is part of the Company's financing plan designed to meet expected funding requirements that are estimated to total approximately $810 million during fiscal year 1998 (the "1998 Plan"). See 1997 Form 10-K, Part I, Item 1, "Business -- 1998 Plan" and 1997 Form 10-K,
Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     The March 1998 Notes were sold pursuant to an exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"). The March 1998 Notes, therefore, are not registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements. In connection with the issuance of the March 1998 Notes, the Company agreed to use its best efforts to consummate an exchange offer (the "Exchange Offer") pursuant to which the March 1998 Notes would be exchanged for substantially identical securities (the "Exchange Notes") issued pursuant to an effective registration statement or to cause resales of the March 1998 Notes to be registered under the Securities Act pursuant to an effective shelf registration statement. If one of such events does not occur on or prior to September 12, 1998, the per annum interest rate on the March 1998 Notes will increase by 0.5%, which will be payable in cash on each interest payment date, until (i) the date that the Exchange Offer is consummated, (ii) such time as the Company causes a shelf registration statement with respect to resales of the March 1998 Notes to become effective under the Securities Act or (iii) the date that the March 1998 Notes become freely tradeable without registration under the Securities Act, at which time, in any such case, the per annum interest rate with respect to the March 1998 Notes shall return to 12 1/8%.

     ISSUANCE OF PREFERRED STOCK. On March 12, 1998, in connection with the March 1998 Offering, a wholly owned subsidiary of Nextel Communications transferred to the Company 6,777,778 Class D Shares of Clearnet in exchange for
906.32 shares of the Company's Series A Exchangeable Redeemable Preferred Stock, par value $10.00 per share (the "Series A Preferred Stock"). As a result of such transaction (the "Clearnet Transaction"), the Company currently owns 583,104 Class A Shares and 7,790,741 Class D Shares of Clearnet (each Class D Share is convertible at the option of the holder into one Class A Share). Additionally, the Company issued 82.54 shares Series A Preferred Stock to a wholly owned subsidiary of Nextel Communications for consideration of $8,254,000.

     The Series A Preferred Stock was issued at an original liquidation preference of $100,000 per share and thereafter the liquidation preference on the Series A Preferred Stock accretes at an annual rate equal to 13.625%. Except as required by law, the holders of the Series A Preferred Stock are not entitled to receive dividends or other distributions. The Company has the right at any time to redeem the Series A Preferred Stock in full (or with the consent of the holder of the affected shares of Series A Preferred Stock, in part) at a redemption price equal to 100% of the accreted liquidation preference thereof on the redemption date and under certain circumstances, the holders of the Series A Preferred Stock have the right to exchange the Series A Preferred Stock for shares of the Company's Series B Redeemable Preferred Stock, par value $10.00 per share (the "Series B Preferred Stock") having a liquidation preference equal to the accreted liquidation preference of the Series A Preferred Stock so exchanged.

     The Series B Preferred Stock to be issued in exchange for shares of Series A Preferred Stock will have an initial annual dividend rate equal to 13.625%, increasing to 18.00% as of March 13, 2010. The Series B Preferred Stock will have terms substantially similar to those of the Series A Preferred Stock, except for the right to elect one director to the Company's Board of Directors and the accrual of cumulative dividends payable quarterly in cash. In addition, the Company may not issue shares of Series B Preferred Stock, except in exchange for shares of Series A Preferred Stock, without the consent of the holders of a majority of the outstanding shares of Series A Preferred Stock and Series B Preferred Stock, voting together as a class.

     JAPAN. On March 17, 1998, the Company purchased a 21% equity interest in J-Com Co., Ltd., a digital SMR provider in Japan ("J-Com"), for a purchase price of Y77.2 million (approximately $593,000) (the "Japan Acquisition"). The Company also provided a shareholder loan of Y4.1 billion (approximately $31.5 million) to J-Com. J-Com has a contractual right to provide service in Japan under a sublicense covering more than 125 million people. DJSMR Business Partnership, a Japanese partnership in which an affiliate of Motorola is the majority partner, holds a 49% equity interest in J-Com. The remaining equity interests in J-Com are held by Nichimen Corporation, an investment firm (which holds a 25% equity interest), and ORIX Corporation, a leasing firm (which holds a 5% equity interest).

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 vs. Three Months Ended March 31, 1997

     Revenues increased $7.1 million to $8.6 million for the three months ended March 31, 1998 from $1.5 million for the three months ended March 31, 1997. Costs and expenses related to revenues increased $2.8 million to $3.6 million for the three months ended March 31, 1998, compared to $0.8 million for the three months ended March 31, 1997. The increases were primarily attributable to the acquisition of majority interests in Comunicaciones Nextel de Mexico, S.A. de C.V. ("Nextel Mexico"), MCS Radio Telefonia, Ltd. ("MCS"), and Nextel Argentina S.R.L. ("Nextel Argentina") in August 1997, September 1997 and January 1998, respectively (collectively, the "Purchase Transactions"). Subsequent to the Purchase Transactions, the results of Nextel Mexico, MCS and Nextel Argentina are being included in the Company's consolidated financial statements. For the three months ended March 31, 1997, substantially all of the revenues and costs and expenses related to revenues result from the two months of SMR operations of McCaw International (Brazil), Ltd. ("Nextel Brazil") included in the Company's consolidated financial statements.

     Selling, general and administrative expenses increased $11.1 million to $15.2 million for the three months ended March 31, 1998, compared to $4.1 million for the three months ended March 31, 1997. The increase is primarily attributable to the effect of the Purchase Transactions as well as increased costs at Nextel Brazil necessary to support the launch of ESMR commercial service, including sales, marketing and administrative support costs.

     Depreciation and amortization expense increased $6.6 million to $9.2 million for the three months ended March 31, 1998, compared to $2.6 million for the three months ended March 31, 1997. The increase is primarily attributable to the effect of the Purchase Transactions.

     Interest income increased $1.5 million to $4.3 million for the three months ended March 31, 1998, compared to $2.8 million for the three months ended March 31, 1997. The increase was primarily attributable to income recognized on the investment of the then-remaining net proceeds from the Company's offering and issuance in March 1997 of units consisting of senior discount notes due 2007 (the "March 1997 Notes") and detachable warrants to purchase up to 1% of the Company's outstanding common stock (the "March 1997 Offering"). See "-- Liquidity and Capital Resources."

     Interest expense increased $13.4 million to $19.0 million for the three months ended March 31, 1998, compared to $5.6 million for the three months ended March 31, 1997. The increase is primarily attributable to interest expense associated with the March 1997 Notes.

     Loss from equity method investments decreased $0.6 million to $1.3 million for the three months ended March 31, 1998, compared to $1.9 million for the three months ended March 31, 1997. The decrease was primarily attributable to the effect of the Purchase Transactions. As of March 31, 1998, the only Operating Companies being accounted for under the equity method are Nextel Philippines and J-Com.

     Other income totaling $1.2 million for the three months ended March 31, 1998 is primarily comprised of foreign currency transaction gains in Mexico partially offset by foreign currency transaction losses in Brazil.

     Minority interest increased $0.8 million to $1.2 million for the three months ended March 31, 1998, compared to $0.4 million for the three months ended March 31, 1997. The increase is primarily attributable to the increase in both the net loss and minority ownership interest of Nextel Brazil.

     Income tax benefit increased $3.9 million to $4.4 million for the three months ended March 31, 1998, compared to $0.5 million for the three months ended March 31, 1997. The increase is primarily attributable to the effect of the Purchase Transactions as well as increased tax net operating losses in Brazil.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred historical net losses of approximately $131.3 million from inception through March 31, 1998. These losses resulted from operating expenses required to support the development of the Company's wireless communications networks, other start-up costs and the fact that through March 31, 1998 only $21.6 million of consolidated revenues had been recorded. The Company expects to continue to incur increasing losses and negative operating cash flows as it continues to build out and upgrade its existing wireless communications networks.

     Through March 31, 1998, funds necessary to finance the Company's activities have been provided to the Company primarily by its parent, which is an unrestricted subsidiary of Nextel Communications, in the form of equity contributions and from the net proceeds of the March 1997 Offering and the March 1998 Offering and to a lesser extent from vendor financing, including the existing secured equipment financing facilities obtained from Motorola. Nextel Communications is not obligated to provide any additional funding to the Company.

     Net cash used by operating activities for the three months ended March 31, 1998 was approximately $26.8 million. Net cash used by investing activities for the three months ended March 31, 1998 was approximately $69.7 million. Net cash provided by financing activities for the three months ended March 31, 1998 was approximately $400.1 million. Working capital as of March 31, 1998 increased to $441.8 million compared to $223.3 million at December 31, 1997. The cash used by investing activities primarily represented investments in the Operating Companies to fund the build-out of the Company's ESMR networks, to fund the Company's initial investment in Nextel Peru and J-Com and to acquire the remaining 50% interest in Nextel Argentina. The cash provided by financing activities and the increase in working capital are primarily a result of the Company receiving approximately $387 million of net proceeds from the March 1998 Offering. As a result of the above activities, cash and cash equivalents increased approximately $303.6 million during the three months ended March 31, 1998.

     As described in the 1997 Form 10-K, the Company currently estimates its funding requirements for fiscal year 1998 to be approximately $810 million. These amounts consist primarily of the purchase of switches and other equipment, the acquisition of cell sites, the cost of constructing the network, loading subscribers, the acquisition of licenses and investments and funding of operating losses. The Company currently estimates that approximately $227 million of such requirements will be related to expenditures in Brazil, $161 million in Argentina, $152 million in Mexico, $29 million in Peru and $74 million in the Philippines. See 1997 Form 10-K, Part I, Item 1, "Business -- 1998 Plan."

     In November 1996, Nextel Communications, the Company and Motorola entered into a binding memorandum of understanding regarding the provision of equipment financing by Motorola, including the Motorola Financings (the "Motorola MOU"). In June 1997 and October 1997, pursuant to the Motorola MOU, the Company and Motorola entered into definitive agreements for financing the purchase of up to $14.7 million and $125 million of equipment and related services by Nextel Philippines (the "Philippines Motorola Financing") and Nextel Brazil (the "Brazil Motorola Financing"), respectively. The existing secured equipment financing facilities obtained from Motorola under the Motorola MOU and any additional financing arrangements obtained from Motorola under the Motorola MOU are referred to herein collectively as the "Motorola Financings." The terms and conditions of the Motorola MOU, the Philippines Motorola Financing and the Brazil Motorola Financing are described in the 1997 Form 10-K.

     As of March 31, 1998, all of the $14.7 million available under the Philippine Motorola Financing had been borrowed and approximately $58.6 million had been borrowed under the Brazil Motorola Financing, with the remaining $66.4 million available for future borrowings. As of March 31, 1998, $83 million of the Argentina Credit Facility was available for future borrowing.

     The Company believes that the net proceeds from the March 1998 Offering, together with available cash, cash equivalents and marketable securities and borrowings expected to be available under the existing Motorola Financings and the Argentina Credit Facility, will be sufficient to fund the Company's current operations, including the planned expansion of its existing operations but excluding any optional additional funding of Nextel Philippines' capital needs by the Company pursuant to the Philippines Partner Agreements, during fiscal year 1998; however, there can be no assurance that such funds will be sufficient. If, among other things, the Company's plans change, its assumptions regarding its funding needs associated with the further build-out, expansion and enhancement of its ESMR network at the Operating Company level prove to be inaccurate, the other shareholders in certain of the Operating Companies do not fund their expected capital requirements, it consummates acquisitions or investments in addition to those currently contemplated or at higher prices than currently contemplated, it increases its existing equity ownership interests in certain of the Operating Companies beyond those currently contemplated increases, it experiences growth in its business or subscriber base greater than that which was anticipated in developing the 1998 Plan, it experiences unanticipated costs or competitive pressures, the Operating Companies are unable to access funds under the existing Motorola Financings and/or the Argentina Credit Facility, or the net proceeds from the March 1998 Offering together with any other funds available to the Company and the Operating Companies or any other borrowings otherwise prove to be insufficient to meet cash needs through 1998, the Company may be required to seek additional capital sooner than currently anticipated. The availability of borrowings under the existing Motorola Financings and under the Argentina Credit Facility are subject to the satisfaction or waiver of certain conditions. The Company will also require significant additional capital in years subsequent to 1998 to fund the further build-out, expansion and enhancement of its ESMR networks, to fund operating losses and for other purposes. To the extent the Company's then existing financing sources are insufficient to meet such needs, the Company may seek to raise such additional capital from public or private equity or debt sources. There can be no assurance that the Company will be able to raise such capital on satisfactory terms, if at all. Additionally, the Company and the certain of the Operating Companies may incur indebtedness only in compliance with the terms of covenants contained in the indentures governing the March 1997 Notes and the March 1998 Notes. See "-- Forward-Looking Statements."

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

     The Company owns 100% of Nextel Mexico and Nextel Argentina, 81% of Nextel Brazil (or approximately 77% of Nextel S.A.) and 70.1% of Nextel Peru. The Company's other assets consist of minority ownership interests in Nextel Philippines and J-Com, passive minority investment stakes in the Shanghai GSM System and Clearnet and as of March 31, 1998, cash, cash equivalents and marketable securities of approximately $468.6 million consisting primarily of net cash proceeds remaining from the March 1997 Offering and the March 1998 Offering. Even though the Company participates in the management of the Operating Companies (except in Shanghai and Canada) and has certain contractual rights designed to protect its interests as a minority shareholder, it cannot control the outcome of matters submitted to the shareholders of the Operating Companies in which it has less than a majority interest. In addition, the Company may be unable to access the cash flow of its affiliated companies because (i) it does not have the requisite control to cause such entities to pay dividends and (ii) substantially all of such entities are parties to or expected to become parties to vendor financing or other borrowing agreements that severely restrict the payment of dividends, and such entities are likely to continue to be subject to such restrictions and prohibitions for the foreseeable future. The existing Motorola Financings and the Argentina Credit Facility restrict the payment of dividends to the Company by the Operating Companies that have debt outstanding thereunder. Any future vendor or bank financings are likely to include similar covenants restricting the payment of dividends. See 1997 Form 10-K, Part I, Item 1, "Business -- Risk Factors -- Substantial Indebtedness; Ability to Service Debt; Refinancing Risks."

FORWARD-LOOKING STATEMENTS

     "SAFE HARBOR" STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. A number of the matters and subject areas discussed in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not historical or current facts deal with potential future circumstances and developments. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may differ materially from the Company's actual future experience involving any one or more of such matters and subject areas. The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from the Company's current expectations regarding the relevant matter or subject area. The operations and results of the Company's business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified in the 1997 Form 10-K, Part I, Item 1,
"Business -- Risk Factors," including, but not limited to, general economic conditions in Latin America and Asia, as a result of the recent Asian economic crisis, the market segments that the Company is targeting for SMR and ESMR commercial services, future legislation or regulation by governmental entities in the markets in which the Operating Companies conduct their business, the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet the Company's service and deployment and marketing plans and customer demand, access to sufficient debt and equity financing to meet the Company's operating and financial needs, the successful deployment of the iDEN technology, the ability to achieve market penetration and average subscriber revenue levels sufficient to provide financial viability to the Company's wireless communications business, the Company's ability to accomplish required scale-up of its billing, customer care and similar administrative support timely and successfully to keep pace with anticipated customer growth and increased system usage, the quality and price of similar or comparable wireless communications services offered or to be offered by the Company's competitors, including providers of cellular and personal communications services, other wireless communications services or telecommunications generally and other risks and uncertainties described from time to time in the Company's reports filed with the Securities and Exchange Commission.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS.

     The Company is not currently involved in any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES.

     (a) Not applicable.

     (b) Not applicable.

     (c) Recent sales of unregistered equity securities. The Company effected the following sales of equity securities that were not registered under the Securities Act during the fiscal quarter ended March 31, 1998.

        (i) On March 12, 1998, in connection with the March 1998 Offering, the Company sold (A) 906.32 shares of its Series A Preferred Stock in exchange for 6,777,778 Class D Shares of Clearnet and (B) 82.54 shares of its Series A Preferred Stock in exchange for $8,254,000. Each of the foregoing transactions was effected pursuant to the exemption from registration under Section 4(2) of the Securities Act.

     (d) Not applicable.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The following matters were submitted to a vote and approved by the Company's sole shareholder during the quarter ended March 31, 1998:

          (a) On January 5, 1998, by written consent in lieu of a special meeting of shareholders, the Company's sole shareholder approved the Company's 1997 Stock Option Plan.

          (b) On January 30, 1998, by written consent in lieu of an annual meeting of shareholders, the Company's sole shareholder reelected all of the Company's incumbent directors.

          (c) On March 11, 1998, by written consent in lieu of a special meeting of shareholders, the Company's sole shareholder approved an amendment to the Company's articles of incorporation to (i) increase the authorized share capital of the Company from 73,000,000 to 73,003,750 shares, divided into three classes of stock, and (ii) create the Company's Series A Preferred Stock and Series B Preferred Stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) List of Exhibits.

EXHIBIT NO.                             EXHIBIT DESCRIPTION
-----------                             -------------------
 3.1                Restated Articles of Incorporation of the Company (filed on
                    March 31, 1998 with the 1997 Form 10-K and incorporated
                    herein by reference).
 4.1                Indenture, dated as of March 12, 1998, between the Company and the Bank of New York.
 4.2                Form of Note (included in Exhibit 4.1).
 4.3                Registration Rights Agreement, dated March 9, 1998, between the Company and the Placement Agents named therein.
10.1                Credit Agreement, dated as of February 27, 1998, among
                    Nextel Argentina S.R.L., the Lenders named therein and The
                    Chase Manhattan Bank as Administrative Agent.
10.2                Stock Purchase Agreement, dated as of January 29, 1998 by
                    and among Nextel International (Peru), LLC, Motorola
                    International Development Corporation, Oscar Benalcazar Coz,
                    the Company and Valorcom S.A.
10.3                Shareholders Agreement, dated as of January 29, 1998, by and among Valorcom S.A., Nextel International (Peru), LLC,
                    Motorola International Development Corporation and Oscar
                    Benalcazar Coz.
10.4                Share Purchase Agreement, dated as of January 7, 1998 by and among the Company, Nextel International (Delaware), Ltd.,
                    Nextel International (Holdings), Ltd., Telcom Ventures, LLC,
                    Wireless Ventures of Argentina, L.L.C. and Nextel
                    International (Argentina), Ltd.
10.5                Stock Purchase Agreement, dated as of March 17, 1998 by and among Nextel International (Japan), Ltd., Nippon Motorola
                    Ltd. and J-Com Co., Ltd.
10.6                Credit Agreement, dated as of March 17, 1998, between J-Com
                    Co., Ltd. and Nextel International (Japan), Ltd.
10.7                Memorandum, dated as of March 17, 1998, among J-Com Co.,
                    Ltd. and the shareholders named therein.
27*                 Financial Data Schedule.

---------------
* Submitted only with the electronic filing of this document with the Commission pursuant to Regulation S-T under the Securities Act.

     (b) Reports on Form 8-K.

     The Company filed the following Current Reports on Form 8-K during the quarter ended March 31, 1998:

          (i) Current Report on Form 8-K, dated and filed with the Commission on March 2, 1998, reporting certain recent events and developments and financial results for the fiscal year ended December 31, 1997.

          (ii) Current Report on Form 8-K, dated and filed with the Commission on March 17, 1998, reporting the consummation of the March 1998 Offering.

                                   SIGNATURE

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          NEXTEL INTERNATIONAL, INC.

                                          BY:      /s/ DAVID E. ROSTOV
                                            ------------------------------------
                                                      David E. Rostov
                                                     Vice President and
                                                  Chief Financial Officer

May 14, 1998

                                 EXHIBIT INDEX

EXHIBIT NO.                             EXHIBIT DESCRIPTION
-----------                             -------------------
    3.1             Restated Articles of Incorporation of the Company (filed on
                    March 31, 1998 with the 1997 Form 10-K and incorporated
                    herein by reference).
    4.1             Indenture, dated as of March 12, 1998, between the Company and the Bank of New York.
    4.2             Form of Note (included in Exhibit 4.1).
    4.3             Registration Rights Agreement, dated March 9, 1998, between the Company and the Placement Agents named therein.
   10.1             Credit Agreement, dated as of February 27, 1998, among
                    Nextel Argentina S.R.L., the Lenders named therein and The
                    Chase Manhattan Bank as Administrative Agent.
   10.2             Stock Purchase Agreement, dated as of January 29, 1998 by
                    and among Nextel International (Peru), LLC, Motorola
                    International Development Corporation, Oscar Benalcazar Coz,
                    the Company and Valorcom S.A.
   10.3             Shareholders Agreement, dated as of January 29, 1998, by and among Valorcom S.A., Nextel International (Peru), LLC,
                    Motorola International Development Corporation and Oscar
                    Benalcazar Coz.
   10.4             Share Purchase Agreement, dated as of January 7, 1998 by and among the Company, Nextel International (Delaware), Ltd.,
                    Nextel International (Holdings), Ltd., Telcom Ventures, LLC,
                    Wireless Ventures of Argentina, L.L.C. and Nextel
                    International (Argentina), Ltd.
   10.5             Stock Purchase Agreement, dated as of March 17, 1998 by and among Nextel International (Japan), Ltd., Nippon Motorola
                    Ltd. and J-Com Co., Ltd.
   10.6             Credit Agreement, dated as of March 17, 1998, between J-Com
                    Co., Ltd. and Nextel International (Japan), Ltd.
   10.7             Memorandum, dated as of March 17, 1998, among J-Com Co.,
                    Ltd. and the shareholders named therein.
    27*             Financial Data Schedule.

---------------
* Submitted only with the electronic filing of this document with the Commission pursuant to Regulation S-T under the Securities Act of 1933, as amended.