Form 10-Q
period 1998-06-30
NEXTEL INTERNATIONAL INC
filed 1998-08-13
CIK 1037016

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

     Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:

                                                        NUMBER OF SHARES OUTSTANDING
                TITLE OF CLASS                               ON AUGUST 1, 1998
                --------------                               -----------------
          Common Stock, no par value                             36,500,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           NEXTEL INTERNATIONAL, INC.

                                     INDEX

                                                              PAGE NO.
                                                              --------
PART I FINANCIAL INFORMATION.
  Item 1. Financial Statements--Unaudited...................      3
     Condensed Consolidated Balance Sheets--As of June 30,
      1998 and December 31, 1997............................      3
     Condensed Consolidated Statements of Operations--For
      the Three Months Ended June 30, 1998 and 1997.........      4
     Condensed Consolidated Statements of Operations--For
      the Six Months Ended June 30, 1998 and 1997...........      5
     Condensed Consolidated Statement of Stockholders'
      Equity--For the Six Months Ended June 30, 1998........      6
     Condensed Consolidated Statements of Cash Flows--For
      the Six Months Ended June 30, 1998 and 1997...........      7
     Notes to Condensed Consolidated Interim Financial
      Statements............................................      8
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................     13
PART II OTHER INFORMATION.
  Item 1. Legal Proceedings.................................     22
  Item 6. Exhibits and Reports on Form 8-K..................     22

                                     PART I

ITEM 1. FINANCIAL STATEMENTS -- UNAUDITED.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1998 AND DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)
                                   UNAUDITED

                                                                 1998          1997
                                                              ----------    ----------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents (of which $33,409 is
      restricted as of June 30, 1998).......................  $  333,570    $  159,790
     Marketable securities..................................       2,638       128,560
     Accounts receivable, less allowance for doubtful
      accounts of $3,033 and $1,003.........................       7,889         3,838
     Subscriber equipment inventory.........................      23,596         1,749
     Prepaid and other......................................      21,692        15,884
                                                              ----------    ----------
          Total current assets..............................     389,385       309,821
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation of $6,978 and $1,992.........................     407,022       136,210
INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES, at cost less
  equity in net losses of $2,195 and $7,526.................     101,777       106,489
INTANGIBLE ASSETS, net of accumulated amortization of
  $28,625 and $14,664.......................................     581,296       526,000
INVESTMENTS AND OTHER ASSETS................................     165,353        44,518
                                                              ----------    ----------
                                                              $1,644,833    $1,123,038
                                                              ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable, accrued expenses and other...........  $   93,758    $   76,048
     Due to parent..........................................          --         8,254
     Notes payable and current portion of long-term debt....       2,948         2,211
                                                              ----------    ----------
          Total current liabilities.........................      96,706        86,513
LONG-TERM DEBT..............................................   1,111,167       597,809
DEFERRED INCOME TAXES.......................................     112,140       120,777
                                                              ----------    ----------
     Total liabilities......................................   1,320,013       805,099
                                                              ----------    ----------
MINORITY INTEREST...........................................      28,099        21,910
STOCKHOLDERS' EQUITY:
     Series A exchangeable redeemable preferred stock (1,250
      shares authorized, $10.00 par value, 988.86 shares
      issued and outstanding)...............................      98,886            --
     Series B redeemable preferred stock (2,500 shares
      authorized, $10.00 par value, no shares issued and
      outstanding)..........................................          --            --
     Common stock (73,000,000 shares authorized, no par
      value, 36,500,000 shares issued and outstanding)......     395,428       395,428
     Accumulated deficit....................................    (177,068)     (102,689)
     Unrealized gain (loss) on investments..................     (11,613)        3,290
     Cumulative translation adjustment......................      (8,912)           --
                                                              ----------    ----------
          Total stockholders' equity........................     296,721       296,029
                                                              ----------    ----------
                                                              $1,644,833    $1,123,038
                                                              ==========    ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   UNAUDITED

                                                                   1998           1997
                                                                -----------    -----------
REVENUES
     Radio service revenue..................................    $     7,238    $     1,973
     Equipment sales and maintenance........................          1,951            531
                                                                -----------    -----------
                                                                      9,189          2,504
                                                                -----------    -----------
OPERATING EXPENSES
     Cost of radio service revenue..........................          2,268            420
     Cost of equipment sales and maintenance................          1,176            300
     Selling, general and administrative....................         24,752          6,245
     Depreciation and amortization..........................         10,723          4,110
                                                                -----------    -----------
                                                                     38,919         11,075
                                                                -----------    -----------
OPERATING LOSS..............................................        (29,730)        (8,571)
                                                                -----------    -----------
OTHER INCOME (EXPENSE)
     Interest income........................................          5,081          6,168
     Interest expense.......................................        (25,417)       (16,762)
     Loss from equity method investments....................           (882)        (2,015)
     Other, net.............................................         (3,359)           310
     Minority interest......................................          2,319            910
                                                                -----------    -----------
                                                                    (22,258)       (11,389)
                                                                -----------    -----------
LOSS BEFORE INCOME TAX BENEFIT..............................        (51,988)       (19,960)
INCOME TAX BENEFIT..........................................          6,178          1,622
                                                                -----------    -----------
NET LOSS....................................................    $   (45,810)   $   (18,338)
                                                                -----------    -----------
NET LOSS PER COMMON SHARE, BASIC AND DILUTED................    $     (1.26)   $     (0.50)
                                                                ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING........     36,500,000     36,500,000
                                                                ===========    ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   UNAUDITED

                                                                   1998           1997
                                                                -----------    -----------
REVENUES
     Radio service revenue..................................    $    13,376    $     3,153
     Equipment sales and maintenance........................          4,371            811
                                                                -----------    -----------
                                                                     17,747          3,964
                                                                -----------    -----------
OPERATING EXPENSES
     Cost of radio service revenue..........................          4,767          1,013
     Cost of equipment sales and maintenance................          2,229            465
     Selling, general and administrative....................         39,979         10,296
     Depreciation and amortization..........................         19,915          6,691
                                                                -----------    -----------
                                                                     66,890         18,465
                                                                -----------    -----------
OPERATING LOSS..............................................        (49,143)       (14,501)
                                                                -----------    -----------
OTHER INCOME (EXPENSE)
     Interest income........................................          9,405          8,966
     Interest expense.......................................        (44,385)       (22,353)
     Loss from equity method investments....................         (2,196)        (3,882)
     Other, net.............................................         (2,161)           153
     Minority interest......................................          3,549          1,347
                                                                -----------    -----------
                                                                    (35,788)       (15,769)
                                                                -----------    -----------
LOSS BEFORE INCOME TAX BENEFIT..............................        (84,931)       (30,270)
INCOME TAX BENEFIT..........................................         10,552          2,121
                                                                -----------    -----------
NET LOSS....................................................    $   (74,379)   $   (28,149)
                                                                -----------    -----------
NET LOSS PER COMMON SHARE, BASIC AND DILUTED................    $     (2.04)   $     (0.77)
                                                                ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING........     36,500,000     36,500,000
                                                                ===========    ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                             (DOLLARS IN THOUSANDS)
                                   UNAUDITED

                                    SERIES A           SERIES B
                                 PREFERRED STOCK    PREFERRED STOCK       COMMON STOCK
                                -----------------   ---------------   ---------------------   ACCUMULATED
                                SHARES    AMOUNT    SHARES   AMOUNT     SHARES      AMOUNT      DEFICIT
                                ------   --------   ------   ------   ----------   --------   -----------
BALANCE, January 1, 1998......      --        --     --       --      36,500,000   $395,428    $(102,689)
     Issuance of Series A
       preferred stock........  988.86   $98,886     --       --              --         --           --
     Unrealized loss on
       investments............      --        --     --       --              --         --           --
     Cumulative translation
       adjustment.............      --        --     --       --              --         --           --
     Net loss.................      --        --     --       --              --         --      (74,379)
                                ------   -------      --       --     ----------   --------    ---------
BALANCE, June 30, 1998........  988.86   $98,886                      36,500,000   $395,428    $(177,068)
                                ======   =======      ==       ==     ==========   ========    =========

                                     ACCUMULATED OTHER
                                    COMPREHENSIVE INCOME
                                ----------------------------
                                  UNREALIZED     CUMULATIVE
                                GAIN (LOSS) ON   TRANSLATION
                                 INVESTMENTS     ADJUSTMENT     TOTAL
                                --------------   -----------   --------
BALANCE, January 1, 1998......     $  3,290             --     $296,029
     Issuance of Series A
       preferred stock........           --             --       98,886
     Unrealized loss on
       investments............      (14,903)            --      (14,903)
     Cumulative translation
       adjustment.............           --        $(8,912)      (8,912)
     Net loss.................           --             --      (74,379)
                                   --------        -------     --------
BALANCE, June 30, 1998........     $(11,613)       $(8,912)    $296,721
                                   ========        =======     ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)
                                   UNAUDITED

                                                                1998         1997
                                                              ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss...............................................  $ (74,379)   $(28,149)
     Adjustments to reconcile net loss to net cash used in
      operating activities:
          Depreciation and amortization.....................     19,915       6,691
          Interest accretion on long-term debt, net of
            capitalization..................................     41,909      21,558
          Loss from equity method investments...............      2,196       3,882
          Deferred income taxes.............................    (12,896)     (1,295)
          Minority interest.................................     (3,549)     (1,347)
          Change in current assets and liabilities:
               Accounts receivable..........................     (2,574)        684
               Subscriber equipment inventory...............    (18,763)         34
               Prepaid and other............................     (4,300)     (2,418)
               Accounts payable, accrued expenses and
                 other......................................     19,215      (2,703)
          Prepaid value added taxes and other...............    (27,464)      2,205
                                                              ---------    --------
     Net cash used in operating activities..................    (60,690)       (858)
                                                              ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures...................................   (217,759)    (15,524)
     Purchase of marketable securities......................     (6,812)    (69,962)
     Proceeds from sale of marketable securities............    131,222          --
     Business acquisitions, net of cash acquired............    (67,251)         --
     Investments in unconsolidated subsidiaries.............    (61,799)    (48,990)
     Other..................................................         --      (3,806)
                                                              ---------    --------
     Net cash used in investing activities..................   (222,399)   (138,282)
                                                              ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments to parent, net..............................     (8,254)    (23,556)
     Capital contributions from parent......................         --       6,366
     Capital contributions from minority stockholders.......      6,164          --
     Proceeds from issuance of Series A preferred stock to
      parent................................................      8,254          --
     Proceeds from issuance of warrants.....................         --      14,800
     Net proceeds from issuance of long-term debt...........    452,045     467,578
     Repayment of long-term debt............................     (1,340)         --
                                                              ---------    --------
     Net cash provided by financing activities..............    456,869     465,188
                                                              ---------    --------
INCREASE IN CASH AND CASH EQUIVALENTS.......................    173,780     326,048
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............    159,790      53,029
                                                              ---------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $ 333,570    $379,077
                                                              =========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest, net of $3,594 capitalized in
      1998..................................................  $      --    $     --
                                                              =========    ========
     Cash paid for income taxes.............................  $   1,685    $     --
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

     SUPPLEMENTAL CASH FLOW INFORMATION: In March 1998, a wholly owned subsidiary of Nextel Communications transferred to the Company 6,777,778 Class D Shares of Clearnet Communications Inc. ("Clearnet") with a fair value of $90.6 million at the date of transfer in exchange for 906.32 shares of the Company's Series A Exchangeable Redeemable Preferred Stock, $10 par value per share (the "Series A Preferred Stock"). See Note 3.

     RESTRICTED CASH AND CASH EQUIVALENTS: As of June 30, 1998, approximately $33.4 million of cash and cash equivalents was restricted for use as equity investments under certain of the Company's financing agreements and as equipment purchases under certain infrastructure purchase contracts.

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

                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                   JUNE 30,              JUNE 30,
                                              -------------------   -------------------
                                                1998       1997       1998       1997
                                              --------   --------   --------   --------
Net loss....................................  $(45,810)  $(18,338)  $(74,379)  $(28,149)
Other comprehensive income:
  Unrealized gain (loss) on investments, net
     of tax.................................   (21,414)     2,852    (14,903)     1,167
  Foreign currency translation loss.........    (5,442)        --     (8,912)        --
                                              --------   --------   --------   --------
Comprehensive income........................  $(72,666)  $(15,486)  $(98,194)  $(26,982)
                                              ========   ========   ========   ========

     ESMR NETWORK EQUIPMENT SALES AND RELATED COSTS: The loss generated from the sale of subscriber units used in the Company's digital enhanced specialized mobile radio ("ESMR") network primarily results from the Company's subsidy of digital subscriber units and represents marketing costs for the Company's ESMR network. Equipment sales revenue and related cost of sales digital subscriber units and related digital

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES accessories, including current period order fulfillment and installation related expenses are classified within selling, general and administrative expenses as follows:

                                                           THREE MONTHS        SIX MONTHS
                                                               ENDED              ENDED
                                                           JUNE 30, 1998      JUNE 30, 1998
                                                           -------------      -------------
Equipment sales..........................................     $1,496             $1,496
Cost of equipment sales..................................      1,865              1,865
                                                              ------             ------
                                                              $ (369)            $ (369)
                                                              ======             ======

     NEW ACCOUNTING STANDARD: In June 1998, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that a company recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not evaluated the effects of this change on its financial position or results of operations.

NOTE 2 -- SIGNIFICANT TRANSACTIONS; PRO FORMA INFORMATION

     NEXTEL BRAZIL: On January 30, 1997, Nextel Communications purchased 81% of the issued and outstanding capital stock of Wireless Ventures of Brazil, Inc. ("WVB") from Telcom Ventures, Inc. and affiliates (collectively "Telcom Ventures") in exchange for $186.3 million in Nextel Communications Class A Common Stock. Nextel Communications' investment in WVB was simultaneously contributed to the Company, and WVB changed its name to McCaw International (Brazil), Ltd. ("Nextel Brazil").

     MCS: On September 26, 1997, Nextel S.A., a subsidiary of Nextel Brazil that is the indirect holder of substantially all of Nextel Brazil's specialized mobile radio channels and related operating assets in Brazil, acquired 49% of the capital stock of MCS Radio Telefonia, Ltda. ("MCS"), an indirect wholly owned subsidiary of Motorola, Inc. ("Motorola"), an option to purchase the remaining 51% of the capital stock of MCS upon receipt of the approval of the applicable Brazilian regulatory authorities and certain assets of MCS. Upon the approval of the Brazilian regulatory authorities, the option for the remaining 51% will be exercisable for approximately $3.2 million. In exchange, Motorola, through a wholly owned subsidiary, acquired 5% of the outstanding capital stock of Nextel S.A. Immediately subsequent to the acquisition, the Company, through its 81% equity interest in Nextel Brazil and Nextel Brazil's 95% equity interest in Nextel S.A., held a 77% equity interest in Nextel S.A.

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

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 2 -- SIGNIFICANT TRANSACTIONS; PRO FORMA INFORMATION -- (CONTINUED)
     On January 30, 1998, the Company acquired the remaining 50% interest in the Argentina Joint Venture from WVA for a purchase price of $46 million in cash. As a result of the purchase, the Company increased its effective ownership interest in Nextel Argentina from 50% to 100%. The acquisition is accounted for as a purchase and, accordingly, the Company consolidated the accounts of Nextel Argentina commencing February 1, 1998. The carrying value of the Company's investment in Nextel Argentina as of January 30, 1998 was approximately $63.0 million and was allocated to the net assets acquired based on their preliminary estimated fair values, including licenses and goodwill, which are being amortized over their estimated useful lives of 20 years.

     NEXTEL PERU: On January 29, 1998, the Company acquired a 70.1% interest in Comunicaciones Nextel del Peru S.A. ("Nextel Peru," formerly known as Valorcom S.A.), a Peruvian wireless telecommunications company, for $27.9 million, which was paid in the form of capital contributions from January 29, 1998 to July 30, 1998. Nextel Peru, through its subsidiaries, holds licenses to operate 138 SMR channels in the greater Lima area. Motorola, through an indirect wholly owned subsidiary, holds a 19.9% interest in Nextel Peru. The acquisition is accounted for as a purchase and, accordingly, the Company consolidated the accounts of Nextel Peru commencing February 1, 1998. The purchase price was allocated to the net assets acquired based on their preliminary estimated fair values, including licenses and goodwill, which are being amortized over their estimated useful lives of 20 years. Nextel Peru's historical operations are insignificant relative to the results of the Company.

     NEXTEL PHILIPPINES: In February 1998, the Company reached an agreement in principle with the three groups of local shareholders of Infocom Communications Network, Inc. ("Nextel Philippines"), including the Gotesco group (the "Gotesco Group" and together with the other local shareholders, the "Philippines Shareholders"), and finalized such agreements in April 1998 (the "Philippines Partner Agreements"). Pursuant to the Philippines Partner Agreements (i) the Philippines Shareholders agreed to vote for the election of new, professional senior management of Nextel Philippines; (ii) the Company purchased existing shareholder loans of the Philippines Shareholders totaling approximately $19.6 million, which loans bear interest at 18% per annum and are convertible into equity of Nextel Philippines; (iii) the Company may, at its option, fund Nextel Philippines' future capital needs, estimated to be $50 million for fiscal year 1998, pursuant to loans that, at the option of the Company, may be converted into equity of Nextel Philippines; (iv) the Gotesco Group obtained the right to put its 20% interest to the Company for approximately $9.4 million, beginning in January 1999 (the "Gotesco Put"); and (v) the Company has the right to call the Gotesco Group's 20% interest for approximately $11.6 million, if the Gotesco Group does not exercise the Gotesco Put. The ability of the Company to convert shareholders loans into equity, satisfy the Gotesco Put or call the Gotesco Group's 20% interest is subject to applicable Philippines foreign ownership rules.

     On June 26, 1998, the Company and the Gotesco Group entered into an Agreement to Accelerate Put Rights (the "Gotesco Put Acceleration Agreement") pursuant to which the exercise date of the Gotesco Put was accelerated from January 1999 to August 21, 1998. The Company also agreed to pay the Gotesco Group (i) $500,000 upon the delivery of irrevocable proxies covering the voting rights on the shares of Nextel Philippines owned by the Gotesco Group to a third party or parties selected mutually by the Company and the Gotesco Group; (ii) $500,000 to the Gotesco Group upon the conclusion of the Nextel Philippines annual shareholder meeting, provided that the Gotesco Group's shares of Nextel Philippines are voted in favor of the corporate governance provisions of the Philippines Partner Agreements at such annual meeting; and (iii) $8,000,000 upon the transfer of the shares covered by the Gotesco Put to a qualified third-party purchaser in accordance with Philippines law, which transfer shall occur no later than August 21, 1998. The Company is

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 2 -- SIGNIFICANT TRANSACTIONS; PRO FORMA INFORMATION -- (CONTINUED) in discussion with several Philippine groups regarding the purchase of an equity interest in Nextel Philippines, including the purchase of the shares covered by the Gotesco Put and the Gotesco Put Acceleration Agreement. Pursuant to the Gotesco Put Acceleration Agreement, the Gotesco Group pledged its shares of Nextel Philippines to the Company, delivered such shares to an escrow agent and granted irrevocable proxies covering the voting rights on such shares to third parties selected mutually by the Company and the Gotesco Group. As of July 31, 1998 the Company had made the two payments of $500,000 to the Gotesco Group due upon execution and delivery of the Gotesco Put Acceleration Agreement and upon the conclusion of the Nextel Philippines annual shareholders meeting.

     J-COM: On March 17, 1998, the Company purchased a 21% equity interest in J-Com Co., Ltd., an ESMR provider in Japan ("J-Com"), for a purchase price of Y77.2 million (approximately $593,000 based on the exchange rate on the date of purchase) (the "Japan Acquisition"). The Company also provided a shareholder loan of Y4.1 billion (approximately $31.5 million based on the exchange rate on the date of purchase) to J-Com. J-Com has a contractual right to provide service in Japan under a sublicense covering more than 125 million people. DJSMR Business Partnership, a Japanese partnership in which an affiliate of Motorola is the majority partner, holds a 49% equity interest in J-Com. J-Com's historical operations are insignificant relative to the results of the Company. The Company's investment in J-Com is accounted for under the equity method.

     PRO FORMA INFORMATION: The following summarized pro forma (unaudited) information assumes the Nextel Brazil, MCS, Nextel Mexico and Nextel Argentina transactions had occurred on January 1, 1997 (dollars in thousands, except for share data).

                                                             THREE MONTHS   SIX MONTHS
                                                                ENDED          ENDED
                                                               JUNE 30,      JUNE 30,
                                                                 1997          1997
                                                             ------------   -----------
Revenues...................................................  $     6,437    $    12,317
                                                             ===========    ===========
Net loss...................................................  $   (20,792)   $   (35,882)
                                                             ===========    ===========
Net loss per share.........................................  $     (0.57)   $     (0.98)
                                                             ===========    ===========
Weighted average shares outstanding........................   36,500,000     36,500,000
                                                             ===========    ===========

     The above amounts consolidate the historical results of Nextel Brazil, MCS, Nextel Mexico and Nextel Argentina prior to the acquisitions and reflect adjustments for the recognition of the minority ownership interests and the amortization of licenses and goodwill. Pro forma information for the three and six months ended June 30, 1998 does not differ materially from historical results. The pro forma information is not necessarily indicative of the results that would actually have occurred had the transactions been consummated on the date indicated, nor is it necessarily indicative of future operating results of the Company.

NOTE 3 -- FINANCING ARRANGEMENTS

     MARCH 1998 OFFERING: On March 12, 1998, the Company completed a private placement offering (the "March 1998 Offering") of its 12 1/8% Senior Discount Notes due 2008 (the "March 1998 Notes"). The March 1998 Offering generated aggregate net proceeds to the Company of approximately $387 million. The March 1998 Notes are noncallable for five years and require no cash interest payments for the first five years. On August 4, 1998, the Company commenced an exchange offer (the "Exchange Offer") for the March 1998 Notes pursuant to a registration statement declared effective by the Commission on such date. The Exchange Offer is scheduled to expire on September 2, 1998 and the exchange is expected to be consummated as soon as

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 3 -- FINANCING ARRANGEMENTS -- (CONTINUED) practicable thereafter. The Exchange Offer is intended to satisfy the Company's obligations under a registration rights agreement entered into between the Company and the initial purchasers of the March 1998 Notes on behalf of the holders of the March 1998 Notes.

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

     The Series A Preferred Stock was issued at an original liquidation preference of $100,000 per share and thereafter the liquidation preference on the Series A Preferred Stock accretes at an annual rate equal to 13.625%. At June 30, 1998, the accreted liquidation preference on the Series A Preferred Stock totaled $103,003,000. Except as required by law, the holders of the Series A Preferred Stock are not entitled to receive dividends or other distributions. The Company has the right at any time to redeem the Series A Preferred Stock in full (or with the consent of the holder of the affected shares of Series A Preferred Stock, in part) at a redemption price equal to 100% of the accreted liquidation preference thereof on the redemption date and under certain circumstances, the holders of the Series A Preferred Stock have the right to exchange the Series A Preferred Stock for shares of the Company's Series B Redeemable Preferred Stock, par value $10.00 per share (the "Series B Preferred Stock"), having a liquidation preference equal to the accreted liquidation preference of the Series A Preferred Stock so exchanged.

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

     ARGENTINA CREDIT FACILITY: As of February 27, 1998, Nextel Argentina entered into an $83 million senior secured credit facility (the "Argentina Credit Facility") with The Chase Manhattan Bank, which facility, as amended on May 8, 1998, was increased to $100.0 million. Borrowings under the Argentina Credit Facility are subject to the satisfaction or waiver of certain conditions. Loans under the Argentina Credit Facility will bear interest at a rate equal to either (i) the ABR plus 2.75% (ABR is the highest of the prime rate, the base CD rate plus 1% or the federal funds rate plus 0.5%) or (ii) the Eurodollar rate plus 3.75% (the Eurodollar rate is the LIBO rate multiplied by the statutory reserve rate). The loans under the Argentina Credit Facility will be repaid in quarterly installments beginning September 30, 2000 and ending March 31, 2003. The first nine installments will be equal to 1/18 of the then-outstanding balance and the final installment will be in an amount equal to the then-outstanding balance. As of June 30, 1998, borrowings under the Argentina Credit Facility totaled $21.0 million and bore interest at approximately 9.5%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The following discussion of the condensed consolidated financial condition and results of operations of Nextel International, Inc. ("Nextel International" or the "Company"), an indirectly wholly owned subsidiary of Nextel Communications, Inc. ("Nextel Communications"), for the three-month and six-month periods ended June 30, 1998 and 1997 should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto appearing elsewhere in Part I of this report and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 ("1997 Form 10-K").

     Nextel International, through its operating subsidiaries and affiliates, provides wireless communications services in five of the largest cities in Latin America and three of the largest cities in Asia. The Company's markets cover approximately 373 million people, approximately 131 million of which are in Latin America. Nextel International is the largest specialized mobile radio ("SMR") service provider in Brazil and Mexico, and holds the largest SMR channel position in Argentina.

     The Company's strategy is focused on using its leading analog dispatch or SMR channel positions in its principal markets, together with Nextel Communications' experience and supplier relationships, to upgrade its services from analog dispatch to digital enhanced specialized mobile radio ("ESMR") services. The Company intends to use digital "iDEN(TM)" (integrated Digital Enhanced Network) technology developed by Motorola, Inc. ("Motorola") to provide its ESMR services. The Company, through its operating subsidiaries or affiliates, launched commercial ESMR service under the brand name "Nextel(TM)" in Sao Paulo and Buenos Aires during the second quarter of 1998 and Rio de Janeiro and Manila during July 1998. Additionally, the Company's Japanese affiliate, J-Com Co., Ltd. ("J-Com"), introduced a multi-functional commercial ESMR service under the brand name "Nexnet(TM)" in the Kanto region of Japan (which includes Tokyo) in July 1998. The Company currently plans to launch commercial ESMR service in Mexico City during the third quarter of 1998 and the greater Lima area in 1999. The timing of the Company's currently planned launch schedule depends on a number of factors, some of which are beyond the Company's control. See 1997 Form 10-K, Part I, Item 1, "The Company's Operations and Investments."

     The Company owns majority controlling interests in wireless communications services companies in Brazil, Mexico, Argentina and Peru and owns equity interests and actively participates in the management of wireless communications services companies in the Philippines and Japan. In addition, the Company owns an approximately 15% equity interest in Clearnet Communications Inc., a Canadian wireless communications services company ("Clearnet"), and has a contractual right through its Chinese joint venture to receive 12.1% of the profits generated by a Global System for Mobile communications ("GSM") network in Shanghai, China (the "Shanghai GSM System"). The wireless communications services companies that the Company owns or has interests in and the right to receive profits in the Shanghai GSM System are referred to herein as the "Operating Companies." The Company does not actively participate in the management or in the formulation of the business plans or policies of Clearnet or the Shanghai GSM System and considers them passive investments.

     As of June 30, 1998, Nextel's proportionate share of international digital subscriber units in service, based on its ownership interests in the Operating Companies, is estimated to be approximately 67,000, which includes total digital subscriber units on networks currently in operation in Argentina, Brazil, Canada, Japan, and Shanghai, China. Total international digital subscriber units in service for the Operating Companies is estimated to be approximately 357,000 as of June 30, 1998.

FISCAL QUARTER TRANSACTIONS AND DEVELOPMENTS

     PHILIPPINES. In February 1998, the Company reached an agreement in principle with the three groups of local shareholders of Nextel Philippines (the "Philippines Shareholders"), including the Gotesco group (the "Gotesco Group") which owns a 20% interest in Infocom Communications Network, Inc. ("Nextel Philippines"), and finalized such agreements in April 1998 (the "Philippines Partner Agreements"). Pursuant to the Philippines Partner Agreements (i) the Nextel Philippines corporate governance arrangements were restructured to give the Company increased minority shareholder rights and the Philippines Shareholders agreed to vote for the election of new, professional senior management of Nextel Philippines; (ii) the Company purchased existing shareholder loans of the Philippines Shareholders totaling approximately $19.6 million, which loans bear interest at 18% per annum and are convertible into equity of Nextel Philippines; (iii) the Company may, at its option, fund Nextel Philippines' future capital needs, currently estimated to be $50 million for fiscal year 1998, pursuant to loans that, at the option of the Company, may be converted into equity of Nextel Philippines; (iv) the Gotesco Group obtained the right to put its 20% interest to the Company for approximately $9.4 million, beginning in January 1999 (the "Gotesco Put"); and (v) the Company has the right to call the Gotesco Group's 20% interest for approximately $11.6 million, if the Gotesco Group does not exercise the Gotesco Put. The ability of the Company to convert shareholders' loans into equity, satisfy the Gotesco Put or call the Gotesco Group's 20% interest is subject to applicable Philippines foreign ownership rules. Despite the provisions of the Philippines Partner Agreements, two of the Philippines Shareholders, Jetcom, Inc. ("Jetcom") and Foodcamp Industries and Marketing, Inc. ("Foodcamp"), have taken actions or failed to take actions to effect the terms of such agreement, including the failure to convene a meeting of the board of directors of Nextel Philippines and a vote on the election of the senior management of such company and other steps necessary to complete the restructuring of Nextel Philippines' corporate governance framework in accordance with the Philippines Partner Agreements. On June 19, 1998, the Company sent a written notice to such shareholders asserting the Company's belief that such shareholders have failed to perform their respective obligations under the Philippines Partner Agreements and informing such shareholders that the Company will pursue all remedies available to it under the Philippines Partner Agreements and applicable laws in order to enforce its rights. These shareholders have sent written responses to the Company's letter in which they denied all of the Company's assertions.

     On June 26, 1998, the Company and the Gotesco Group entered into an Agreement to Accelerate Put Rights (the "Gotesco Put Acceleration Agreement") pursuant to which the exercise date of the Gotesco Put was accelerated from January 1999 to August 21, 1998. The Company also agreed to pay the Gotesco Group (i) $500,000 upon the delivery of irrevocable proxies covering the voting rights on the shares of Nextel Philippines owned by the Gotesco Group to a third party or parties selected mutually by the Company and the Gotesco Group; (ii) $500,000 to the Gotesco Group upon the conclusion of the Nextel Philippines annual shareholder meeting, provided that the Gotesco Group's shares of Nextel Philippines are voted in favor of the corporate governance provisions of the Philippines Partner Agreements at such annual meeting; and (iii) $8,000,000 upon the transfer of the shares covered by the Gotesco Put to a qualified third-party purchaser in accordance with Philippines law, which transfer shall occur no later than August 21, 1998. The Company is in discussion with several Philippine groups regarding the purchase of an equity interest in Nextel Philippines, including the purchase of the shares covered by the Gotesco Put and the Gotesco Put Acceleration Agreement. Pursuant to the Gotesco Put Acceleration Agreement, the Gotesco Group pledged its shares of Nextel Philippines to the Company, delivered such shares to an escrow agent and granted irrevocable proxies covering the voting rights on such shares to third parties selected mutually by the Company and the Gotesco Group. As of July 31, 1998, the Company had made the two payments of $500,000 to the Gotesco Group due upon execution and delivery of the Gotesco Put Acceleration Agreement and upon the conclusion of the Nextel Philippines annual shareholders meeting.

     On July 13, 1998, Nextel Philippines held the 1998 annual shareholders meeting and organizational board of directors meeting pursuant to which certain corporate governance provisions of the Philippines Partner Agreements were implemented, including the appointment of new, professional senior management. Immediately prior to the meetings, the Philippines Securities and Exchange Commission (the "ROP SEC") issued a temporary restraining order (the "TRO") upon petition of one of the Philippines Shareholders and certain individual shareholders who hold shares in Nextel Philippines in their capacity as members of the board of directors of Nextel Philippines representing the interests of Jetcom and Foodcamp (collectively, the "Petitioners"). The Petitioners requested the nullification of the amendments of the bylaws of Nextel Philippines contemplated by the corporate governance provisions of the Philippines Partner Agreements (the "Bylaw Amendments") and the TRO enjoined Nextel Philippines from implementing such Bylaw Amendments for a 72-hour period. The Petitioners further requested that a preliminary injunction be issued with the same effect pending a trial on the merits with respect to the validity of the Bylaw Amendments. On July 15,

1998, pursuant to the agreement of Nextel Philippines and the Petitioners and confirmed by the ROP SEC, (a) the TRO was permitted to expire and (b) pending a trial on the merits as to the validity of the Bylaw Amendments (i) the Petitioners agreed to withdraw their petition for a preliminary injunction and
(ii) Nextel Philippines agreed that the provisions of the Bylaw Amendments granting the Company certain veto rights (the "Company Veto Rights") would not be implemented.

     In addition, on July 11, 1998, the Company received a letter from counsel to Jetcom and Foodcamp alleging that the Company had engaged a public relations firm to undertake an advertising campaign on behalf of Nextel Philippines and that pursuant to such campaign the Company issued misleading press releases regarding the launching of commercial ESMR services by Nextel Philippines, including press releases stating that the Company and Nextel Philippines intended to provide cellular services. The letter stated, among other things, that the Company's retention of the public relations firm was unauthorized, that while Nextel Philippines' franchise includes authorization to operate a cellular system its provisional authority ("PA") does not permit such operations, that the Company has been informed by Nextel Philippines' management not to use the word cellular in describing its telecommunications services and that as a consequence of the foregoing, several telecommunication companies have initiated legal proceedings that place Nextel Philippines' PA in jeopardy. The letter states that Jetcom and Foodcamp intend to hold the Company liable for any and all damages as a result of the foregoing. The Company denies the substance of the allegations in the letter described above and specifically denies that the Company or any agent of the Company authorized the issuance of the press releases in question.

     Although the Company believes that the provisions of the Philippines Partner Agreements are enforceable against each of the Philippines Shareholders and that the Company will eventually be successful in any litigation against Jetcom and Foodcamp regarding such agreements, there can be no assurance that the Company will prevail in any arbitration or legal action against Jetcom and Foodcamp or that such claims will be resolved in a timely manner. To the extent the Company is not successful in resolving these issues with Jetcom and Foodcamp, the Company may decide not to continue to fund Nextel Philippines. Any failure to resolve the legal issues among the shareholders of Nextel Philippines in a timely manner, and any resulting decision by the Company not to continue to provide additional funding to Nextel Philippines, would have a material adverse effect on Nextel Philippines' business, prospects, financial condition and results of operation. The Company does not believe that any of the Philippines Shareholders intend to fund Nextel Philippines in fiscal year 1998. Any lack of funding of Nextel Philippines, either from the Company, the Philippines Shareholders or other sources, would have a material adverse effect on Nextel Philippines' business, prospects, financial condition and results of operation, including its ability to meet its obligations, and, accordingly, on the value of the Company's investment in Nextel Philippines.

     MEXICO. On June 30, 1998, the Mexican Federal Telecommunications Commission ("COFETEL") issued a press release in which it ordered Comunicaciones Nextel de Mexico S.A. de C.V. ("Nextel Mexico") to cease its pre-launch marketing campaign for its ESMR services because, according to the COFETEL press release, Nextel Mexico's SMR concessions did not authorize the Company to offer the services specified in Nextel Mexico's marketing materials. On July 8, 1998, Nextel Mexico received a letter from COFETEL containing such order. Prior to receipt of COFETEL's order, and based on the press reports regarding COFETEL's press release, Nextel Mexico had ceased its pre-launch marketing campaign. On July 9, 1998, Nextel Mexico sent a written reply to COFETEL in which it informed COFETEL that the Company had ceased its pre-launch marketing campaign and intended to revise its pre-launch marketing campaign to insure that any terms describing its ESMR services were consistent with its SMR licenses. After meeting with COFETEL, Nextel Mexico revised the language in its pre-launch marketing campaign and, with COFETEL's authorization, resumed its pre-launch marketing campaign. Although the Company believes that its licenses authorize all of the services contemplated to be offered on its ESMR network and that COFETEL will not have any further objections to Nextel Mexico's marketing campaigns, there can be no assurance that COFETEL will accept Nextel Mexico's interpretation of its SMR licenses or that COFETEL will not object to Nextel Mexico's future marketing campaigns.

     INDONESIA. On June 26, 1998, the Company and PT Gunung Sewu Kencana ("GSK") agreed to amend the preliminary agreement entered into by the two parties in connection with the Company's right to purchase a 37.5% interest in PT Mitra Kencana Telekomunindo, an Indonesian SMR licenseholder owned by GSK ("MKT"), to extend the deadline for receipt of regulatory approvals from June 30, 1998 to December 31, 1998. Although the Company believes that MKT presents it with significant opportunities to expand its SMR network in Asia, the Company does not intend to make any substantial investment in MKT until the economic and political conditions in Indonesia, in particular, and the economic conditions in Asia generally, have stabilized.

POST FISCAL QUARTER-END TRANSACTIONS AND DEVELOPMENTS

     EXCHANGE OFFER. On August 4, 1998, the Company commenced an exchange offer (the "Exchange Offer") for its 12 1/8% Senior Discount Notes due 2008 (the "March 1998 Notes") pursuant to a registration statement declared effective by the Securities and Exchange Commission (the "Commission") on such date. The Exchange Notes were originally offered and sold by the Company in March 1998 in a private placement transaction (the "March 1998 Offering") that was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). The Exchange Offer is scheduled to expire on September 2, 1998 and the exchange is expected to be consummated as soon as practicable thereafter. The Exchange Offer is intended to satisfy the Company's obligations under a registration rights agreement entered into between the Company and the initial purchasers of the March 1998 Notes on behalf of the holders of the March 1998 Notes.

     ORGANIZATIONAL CHANGES. On July 1, 1998, the Company announced a series of organizational changes. The Company announced the creation of two regional operating groups to oversee its Operational Companies in Latin America and Asia and the creation of an International Service Center based in McLean, Virginia to provide centralized functions for the Operating Companies. The Company named Brian A. Vincent, formerly Vice President of Business Development of the Company, as its President, Asia-Pacific Region, to be based in Seattle, Washington, and Jose Felipe as its President, Latin America Region, to be based in Miami, Florida. Prior to joining the Company, Mr. Felipe served in various senior management positions at AT&T Corp. ("AT&T") and Lucent Technologies, Inc., including most recently as regional president of AT&T for Puerto Rico and the Virgin Islands. The Company named Thomas J. Truesdale, formerly Vice President of International Operations of the Company, as its Vice President, International Service Center.

     The Company also named Mark R. Sobol to the position of Vice President of International Operations. Prior to joining the Company, Mr. Sobol served as an advisor to the senior management of several telecommunications companies in the U.S. and Latin America, including AT&T Wireless Services, Inc. Additionally, the Company nominated and Nextel Mexico elected William S. Roberts, formerly Vice President of Country Operations of the Company, as President of Nextel Mexico.

RESULTS OF OPERATIONS

Six Months Ended June 30, 1998 vs. Six Months Ended June 30, 1997

     Revenues increased $13.7 million to $17.7 million for the six months ended June 30, 1998 from $4.0 million for the six months ended June 30, 1997. Costs and expenses related to revenues increased $5.5 million to $7.0 million for the six months ended June 30, 1998, compared to $1.5 million for the six months ended June 30, 1997. The increases were attributable primarily to the acquisition of controlling interests in Nextel Mexico, MCS Radio Telefonia Ltd. ("MCS") and Nextel Argentina S.R.L. ("Nextel Argentina") in August 1997, September 1997 and January 1998, respectively (collectively, the "Purchase Transactions"). For the periods presented subsequent to the Purchase Transactions, the results of Nextel Mexico, MCS and Nextel Argentina are included in the Company's consolidated financial statements. See Part I, Item 1, "Notes to Condensed Consolidated Interim Financial Statements--Note 2." For the six months ended June 30, 1997, substantially all of the revenues and costs and expenses related to revenues result from the five months of SMR operations of McCaw International (Brazil), Ltd. and its subsidiaries and affiliates ("Nextel Brazil") included in the Company's consolidated financial statements.

     Revenues and costs and expenses related to revenues are expected to continue to increase because the Company launched commercial ESMR services in Sao Paulo and Buenos Aires in the second quarter of 1998 and Rio de Janeiro in the third quarter of 1998. Additionally, the Company plans to launch commercial

ESMR service in Mexico City during the third quarter of 1998. The commercial ESMR launches in Manila and the Kanto region of Japan in the third quarter of 1998 will not affect revenues or costs and expenses related to revenues because Nextel Philippines and J-Com are accounted for under the equity method.

     Selling, general and administrative expenses increased $29.7 million to $40.0 million for the six months ended June 30, 1998, compared to $10.3 million for the six months ended June 30, 1997. The increase is attributable primarily to the effect of the Purchase Transactions as well as increased costs in Nextel Brazil necessary to support its launch of commercial ESMR service including sales, marketing and administrative support costs.

     Selling, general and administrative expenses are expected to continue to increase because the Company intends to market its ESMR services aggressively in each of its geographic regions and to increase staffing and other administrative support activities to support the planned expansion of the Company's commercial ESMR service. Additionally, the Company includes the loss resulting from the sale of digital subscriber units in selling, general and administrative expenses, as the loss represents primarily marketing costs for the commercial ESMR services. The Company expects to continue to offer partial subsidies and discounts on its sale and installation of digital subscriber units in programs designed to stimulate both new subscriber growth and the migration of subscribers from the Company's existing analog SMR systems to its ESMR networks.

     Depreciation and amortization expense increased $13.2 million to $19.9 million for the six months ended June 30, 1998, compared to $6.7 million for the six months ended June 30, 1997. The increase is attributable primarily to the effect of the Purchase Transactions. The Company expects depreciation and amortization expense to increase significantly in future periods due to depreciation on fixed assets placed in service upon commencement of commercial ESMR service in each of its markets.

     Interest income increased $0.4 million to $9.4 million for the six months ended June 30, 1998, compared to $9.0 million for the six months ended June 30, 1997. The increase was attributable primarily to income recognized on the investment of the then-remaining net proceeds from the Company's offering and issuance in March 1997 (the "March 1997 Offering") of units consisting of senior discount notes due 2007 (the "March 1997 Notes") and detachable warrants to purchase up to 1% of the Company's outstanding common stock. See "-- Liquidity and Capital Resources."

     Interest expense increased $22.0 million to $44.4 million for the six months ended June 30, 1998, compared to $22.4 million for the six months ended June 30, 1997. The increase is attributable primarily to interest expense associated with the March 1997 Notes and the March 1998 Notes.

     Loss from equity method investments decreased $1.7 million to $2.2 million for the six months ended June 30, 1998, compared to $3.9 million for the six months ended June 30, 1997. The decrease was attributable primarily to the effect of the Purchase Transactions. As of June 30, 1998, the only Operating Companies being accounted for under the equity method were Nextel Philippines and J-Com.

     Other expense totaling $2.2 million for the six months ended June 30, 1998 consists primarily of a $2.2 million foreign currency transaction loss recognized on the Company's Japanese yen-denominated loan to J-Com resulting from the decrease in value of the Japanese yen relative to the U.S. dollar.

     Minority interest increased $2.2 million to $3.5 million for the six months ended June 30, 1998, compared to $1.3 million for the six months ended June 30, 1997. The increase is attributable primarily to increase in both the net loss and minority ownership interest of Nextel Brazil.

     Income tax benefit increased $8.5 million to $10.6 million for the six months ended June 30, 1998, compared to $2.1 million for the six months ended June 30, 1997. The increase is attributable primarily to the effect of the Purchase Transactions and, to a lesser extent, increased tax net operating losses in Brazil.

Three Months Ended June 30, 1998 vs. Three Months Ended June 30, 1997

     Revenues increased $6.7 million to $9.2 million for the three months ended June 30, 1998 from $2.5 million for the three months ended June 30, 1997. Costs and expenses related to revenues increased $2.7 million to $3.4 million for the three months ended June 30, 1998, compared to $0.7 million for the three months ended June 30, 1997. The increases were attributable primarily to the Purchase Transactions. For the three months ended June 30, 1997, substantially all of the revenues and costs and expenses related to revenues result from the three months of SMR operations of Nextel Brazil included in the Company's consolidated financial statements.

     Selling, general and administrative expenses increased $18.6 million to $24.8 million for the three months ended June 30, 1998, compared to $6.2 million for the three months ended June 30, 1997. The increase is attributable primarily to the effect of the Purchase Transactions as well as increased costs in Nextel Brazil necessary to support its launch of commercial ESMR service, including sales, marketing and administrative support costs.

     Selling, general and administrative expenses are expected to continue to increase because the Company intends to market its ESMR services aggressively in each of its geographic regions and increase staffing and other administrative support activities to support the planned expansion of the Company's commercial ESMR service. Additionally, the Company includes the loss resulting from the sale of digital subscriber units in selling, general and administrative expenses, as the loss represents primarily marketing costs for the commercial ESMR services. The Company expects to continue to offer partial subsidies and discounts on its sale and installation of digital subscriber units in programs designed to stimulate both new subscriber growth and the migration of subscribers from the Company's existing analog SMR systems to its ESMR networks.

     Depreciation and amortization expense increased $6.6 million to $10.7 million for the three months ended June 30, 1998, compared to $4.1 million for the three months ended June 30, 1997. The increase is attributable primarily to the effect of the Purchase Transactions. The Company expects depreciation and amortization expense to increase significantly in future periods due to depreciation on fixed assets placed in service upon commencement of commercial ESMR service in each of its markets.

     Interest income decreased $1.1 million to $5.1 million for the three months ended June 30, 1998, compared to $6.2 million for the three months ended June 30, 1997. The decrease was attributable primarily to a decrease in the average outstanding balance of cash, cash equivalents and marketable securities for the three months ended June 30, 1998, as compared to the three months ended June 30, 1997. The decrease in the average outstanding balance of cash, cash equivalents and marketable securities is attributable to increased activity in the Company's capital expenditure program.

     Interest expense increased $8.6 million to $25.4 million for the three months ended June 30, 1998, compared to $16.8 million for the three months ended June 30, 1997. The increase is attributable primarily to interest expense associated with the March 1998 Notes.

     Loss from equity method investments decreased $1.1 million to $0.9 million for the three months ended June 30, 1998, compared to $2.0 million for the three months ended June 30, 1997. The decrease was attributable primarily to the effect of the Purchase Transactions. As of June 30, 1998, the only Operating Companies being accounted for under the equity method were Nextel Philippines and J-Com.

     Other expense totaling $3.4 million for the three months ended June 30, 1998 consists primarily of a $2.2 million foreign currency transaction loss recognized on the Company's Japanese yen-denominated loan to J-Com resulting from the decrease in value of the Japanese yen relative to the U.S. dollar.

     Minority interest increased $1.4 million to $2.3 million for the three months ended June 30, 1998, compared to $0.9 million for the three months ended June 30, 1997. The increase is attributable primarily to the increase in both the net loss and minority ownership interest of Nextel Brazil.

     Income tax benefit increased $4.6 million to $6.2 million for the three months ended June 30, 1998, compared to $1.6 million for the three months ended June 30, 1997. The increase is attributable primarily to the effect of the Purchase Transactions and, to a lesser extent, increased tax net operating losses in Brazil.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred net losses of approximately $177.1 million from inception through June 30, 1998. These losses resulted from operating expenses required to support the development of the Company's wireless communications networks, other start-up costs and the fact that through June 30, 1998 only $30.8 million of consolidated revenues had been recognized. The Company expects to continue to incur increasing losses and negative operating cash flows as it continues to build out and upgrade its existing wireless communications networks.

     Prior to March 1997, funds necessary to finance the Company's activities were provided to the Company by its parent, which is an unrestricted subsidiary of Nextel Communications, in the form of equity contributions. Since March 1997 and through June 30, 1998, the Company's activities have been financed primarily with the net proceeds of the March 1997 Offering and the March 1998 Offering and, to a lesser extent, from vendor financing, including the existing secured equipment financing facilities obtained from Motorola. Nextel Communications is not obligated to provide any additional funding to the Company.

     Net cash used in operating activities for the six months ended June 30, 1998 was approximately $60.7 million. Net cash used in investing activities for the six months ended June 30, 1998 was approximately $222.4 million. Net cash provided by financing activities for the six months ended June 30, 1998 was approximately $456.9 million. Working capital as of June 30, 1998 increased to $292.7 million compared to $223.3 million at December 31, 1997. The cash used in operating activities primarily represents cash used to fund operating losses and pay value-added taxes on the purchase of switches and other infrastructure equipment. The cash used in investing activities primarily represented investments in the Operating Companies to fund the build-out of the Company's ESMR networks, to fund the Company's initial investment in Comunicaciones Nextel del Peru S.A. ("Nextel Peru," formerly Valorcom S.A.) and J-Com and to acquire the remaining 50% interest in Nextel Argentina. The cash provided by financing activities and the increase in working capital are primarily a result of the Company receiving approximately $387 million of net proceeds from the March 1998 Offering and borrowings by the Company under the Brazil Motorola Financing and the Argentina Credit Facility (each as defined below) of approximately $41.7 million and $21.0 million, respectively. As a result of the above activities, cash and cash equivalents increased approximately $173.8 million during the six months ended June 30, 1998.

     As described in the 1997 Form 10-K, the Company has estimated its funding requirements for fiscal year 1998 will be approximately $810 million (the "1998 Plan"). These amounts consist primarily of the costs of building the Company's ESMR networks, including the purchase of switches and other equipment, the acquisition of cell sites, the costs of constructing the networks and loading subscribers, the acquisition of licenses and investments and funding of operating losses. The Company has estimated that approximately $227 million of such requirements in fiscal year 1998 will be related to expenditures in Brazil, $161 million in Argentina, $152 million in Mexico, $29 million in Peru and $74 million in the Philippines. See 1997 Form 10-K, Part I, Item 1,
"Business -- 1998 Plan."

     Through June 30, 1998, the Company's total cash expenditures for its business activities described in the 1998 Plan, including system and related capital expenditures, were approximately $460 million. Such expenditures were consistent with the levels estimated by the Company in the 1998 Plan. The Company's total cash expenditures for fiscal year 1998, however, may be subject to the effect of certain risks and uncertainties, as identified or referred to in the 1997 Form 10-K. See also "-- Foward-Looking Statements."

     In November 1996, Nextel Communications, the Company and Motorola entered into a binding memorandum of understanding regarding the provision of equipment financing by Motorola, including the Motorola Financings (the "Motorola MOU"). In June 1997 and October 1997, pursuant to the Motorola MOU, the Company and Motorola entered into definitive agreements for financing the purchase of up to $14.7 million and $125 million of equipment and related services by Nextel Philippines (the "Philippines Motorola Financing") and Nextel Brazil (the "Brazil Motorola Financing"), respectively. The existing secured equipment financing facilities obtained from Motorola under the Motorola MOU and any additional financing arrangements obtained from Motorola under the Motorola MOU are referred to herein collectively as the "Motorola Financings." In February 1998, Nextel Argentina entered into an $83 million senior secured credit facility, which facility, as amended on May 8, 1998, was increased to $100 million (the "Argentina

Credit Facility"). The terms and conditions of the Motorola MOU, the Philippines Motorola Financing, the Brazil Motorola Financing and the Argentina Credit Facility are described in the 1997 Form 10-K.

     As of June 30, 1998, all of the $14.7 million available under the Philippine Motorola Financing had been borrowed and approximately $92.0 million had been borrowed under the Brazil Motorola Financing, with the remaining $33.0 million available for future borrowings. As of June 30, 1998, $21.0 million had been borrowed under Argentina Credit Facility, with the remaining $79.0 million available for future borrowing.

     The Company believes that the net proceeds from the March 1998 Offering, together with available cash, cash equivalents and marketable securities and borrowings expected to be available under the existing Motorola Financings and the Argentina Credit Facility, will be sufficient to fund the Company's current operations, including the planned expansion of its existing operations and any funding of Nextel Philippines' capital needs by the Company pursuant to the Philippines Partner Agreements, during fiscal year 1998; however, there can be no assurance that such funds will be sufficient. If, among other things, the Company's plans change, its assumptions regarding its funding needs associated with the further build-out, expansion and enhancement of its ESMR network at the Operating Company level prove to be inaccurate, the other shareholders in certain of the Operating Companies do not fund their expected capital requirements, it consummates acquisitions or investments in addition to those currently contemplated or at higher prices than currently contemplated, it increases its existing equity ownership interests in certain of the Operating Companies beyond those currently contemplated, it experiences growth in its business or subscriber base greater than that which was anticipated in developing the 1998 Plan, it experiences unanticipated costs or competitive pressures, the Operating Companies are unable to access funds under the existing Motorola Financings and/or the Argentina Credit Facility, or the net proceeds from the March 1998 Offering, together with any other funds available to the Company and the Operating Companies or any other borrowings, otherwise prove to be insufficient to meet cash needs through fiscal year 1998, the Company may be required to seek additional capital sooner than currently anticipated. The availability of borrowings under the existing Motorola Financings and under the Argentina Credit Facility are subject to the satisfaction or waiver of certain conditions. The Company will also require significant additional capital in years subsequent to fiscal year 1998 to fund the build-out of new ESMR networks in the Company's licensed markets, expansion and enhancement of its existing ESMR networks, the acquisitions of additional licenses and investments in new markets and operating losses and for other general corporate purposes. To the extent the Company's then-existing financing sources are insufficient to meet such needs, the Company may seek to raise such additional capital from public or private equity or debt sources. There can be no assurance that the Company will be able to raise such capital on satisfactory terms, if at all. Additionally, the Company and certain of the Operating Companies may incur indebtedness only in compliance with the terms of covenants contained in the indentures governing the March 1997 Notes and the March 1998 Notes. See "-- Forward-Looking Statements."

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

     The Company owns 100% of Nextel Mexico and Nextel Argentina, 81% of Nextel Brazil (or approximately 77% of Nextel S.A.) and 70.1% of Nextel Peru. The Company's other assets consist of minority ownership interests in Nextel Philippines and J-Com, passive minority investment stakes in the Shanghai GSM System and Clearnet and as of June 30, 1998, cash, cash equivalents and marketable securities of approximately $336.2 million consisting primarily of net cash proceeds remaining from the March 1998 Offering. Even though the Company participates in the management of the Operating Companies (except for Clearnet and the Shanghai GSM System) and has certain contractual rights designed to protect its interests as a minority shareholder, it cannot control the outcome of matters submitted to the shareholders of the Operating Companies in which it has less than a majority interest. In addition, the Company may be unable to access the cash flow of its affiliated companies because (i) it does not have the requisite control to cause such entities to pay dividends and (ii) substantially all of such entities are parties to or expected to become parties to vendor financing or other borrowing agreements that severely restrict the payment of dividends, and such entities are likely to continue to be subject to such restrictions and prohibitions for the foreseeable future. The existing Motorola Financings and the Argentina Credit Facility restrict the payment of dividends to the Company by the Operating Companies that have debt outstanding thereunder. Any future vendor or bank financings are likely to include similar covenants restricting the payment of dividends. See 1997 Form 10-K, Part I, Item 1, "Business -- Risk Factors -- Substantial Indebtedness; Ability to Service Debt; Refinancing Risks."

FORWARD-LOOKING STATEMENTS

     "SAFE HARBOR" STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. A number of the matters and subject areas discussed in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not historical or current facts deal with potential future circumstances and developments. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may differ materially from the Company's actual future experience involving any one or more of such matters and subject areas. The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from the Company's current expectations regarding the relevant matter or subject area. The operations and results of the Company's business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified in the 1997 Form 10-K, Part I, Item 1,
"Business -- Risk Factors," including, but not limited to, general economic conditions in Latin America and Asia, as a result of the recent Asian economic crisis, and in the market segments that the Company is targeting for SMR and ESMR commercial services, future legislation or regulation by governmental entities in the markets in which the Operating Companies conduct their business, the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet the Company's service deployment and marketing plans and customer demand, access to sufficient debt and equity financing to meet the Company's operating and financial needs, the successful deployment and performance of the iDEN technology, the ability to achieve market penetration and average subscriber revenue levels sufficient to provide financial viability to the Company's wireless communications business, the Company's ability to accomplish required scale-up of its billing, customer care and similar administrative support timely and successfully to keep pace with anticipated customer growth and increased system usage, the quality and price of similar or comparable wireless communications services offered or to be offered by the Company's competitors in each market, including providers of cellular and personal communications services, other wireless communications services or telecommunications generally and other risks and uncertainties described from time to time in the Company's reports filed with the Commission.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS.

     On June 19, 1998, the Company sent a written notice to Jetcom and Foodcamp, two of the Philippines Shareholders, asserting the Company's belief that such shareholders have failed to perform their respective obligations under the Philippines Partner Agreements and informing such shareholders that the Company will pursue all remedies available to it under the Philippines Partner Agreements and applicable laws in order to enforce its rights. In addition, immediately prior to the Nextel Philippines annual shareholders meeting on July 13, 1998, the ROP SEC issued a TRO in favor of the Petitioners. The Petitioners requested the nullification of the amendments of the bylaws of Nextel Philippines contemplated by the corporate governance provisions of the Philippines Partner Agreements and the TRO enjoined Nextel Philippines from implementing such Bylaw Amendments for a 72-hour period. The Petitioners further requested that a preliminary injunction be issued with the same effect pending a trial on the merits with respect to the validity of the Bylaw Amendments. On July 15, 1998, pursuant to the agreement of Nextel Philippines and the Petitioners and confirmed by the ROP SEC (a) the TRO was permitted to expire and
(b) pending a trial on the merits as to the validity of the Bylaw Amendments (i) the Petitioners agreed to withdraw their petition for a preliminary injunction and (ii) Nextel Philippines agreed that the Company Veto Rights would not be implemented. See Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Fiscal Quarter Transactions and Developments -- Philippines."

     Other than the proceeding described above, neither the Company nor the Company's subsidiaries are party to any material litigation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) List of Exhibits.

EXHIBIT NO.                             EXHIBIT DESCRIPTION
-----------                             -------------------
     3.1            Restated Articles of Incorporation of the Company.
     3.2            Restated Bylaws of the Company.
   *10.1            Amendment No. 1 and Waiver, dated May 8, 1998, among Nextel
                    Argentina S.R.L., the Lenders named therein and the Chase
                    Manhattan Bank as Administrative Agent.
   *10.2            Restructuring Agreement, dated as of April 2, 1998, by and among Foodcamp Industries and Marketing, Inc., Chan Chon
                    Siong, Nextel International, Inc., Top Mega Enterprises,
                    Ltd. and Infocom Communications Network, Inc.
   *10.3            Restructuring Agreement, dated as of April 2, 1998, by and among Gotesco Properties Inc., Jose C. Go, Joel T. Go,
                    Nextel International, Inc., Top Mega Enterprises, Ltd. and
                    Infocom Communications Network, Inc.
   *10.4            Restructuring Agreement, dated as of April 2, 1998, by and among Jetcom Inc., Nextel International, Inc., Top Mega
                    Enterprises, Ltd. and Infocom Communications Network, Inc.
   *10.5            Pledge Agreement, dated as of April 2, 1998, by and among
                    Infocom Communications Network, Inc., Nextel International,
                    Inc. and Jetcom, Inc.
   *10.6            Form of Credit Agreement between Infocom Communications
                    Network, Inc. and the shareholders listed on Exhibit A
                    attached thereto, as amended from time to time.
   *10.7            Agreement to Accelerate Put Rights, dated June 26, 1998,
                    among Gotesco Properties Inc., Jose C. Go, Joel T. Go,
                    Nextel International, Inc. and Top Mega Enterprises Ltd.
    10.8            Employment Agreement dated June 23, 1998 between the Company and Mark R. Sobol.
    10.9            Employment Agreement dated May 20, 1998 between the Company and Jose Felipe.
    **27            Financial Data Schedule.

---------------
 * Filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-55877), as amended, originally filed with the Commission on June 3, 1998 and incorporated herein by reference.

** Submitted only with the electronic filing of this document with the Commission pursuant to Regulation S-T under the Securities Act.

     (b) Reports on Form 8-K.

     None

                                   SIGNATURE

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          NEXTEL INTERNATIONAL, INC.

                                          BY:      /s/ DAVID E. ROSTOV
                                            ------------------------------------
                                                      David E. Rostov
                                                     Vice President and
                                                  Chief Financial Officer
                                               (Principal Accounting Officer)

August 13, 1998

                                 EXHIBIT INDEX

EXHIBIT NO.                             EXHIBIT DESCRIPTION
-----------                             -------------------
     3.1            Restated Articles of Incorporation of the Company.
     3.2            Restated Bylaws of the Company.
   *10.1            Amendment No. 1 and Waiver, dated May 8, 1998, among Nextel
                    Argentina S.R.L., the Lenders named therein and the Chase
                    Manhattan Bank as Administrative Agent.
   *10.2            Restructuring Agreement, dated as of April 2, 1998, by and among Foodcamp Industries and Marketing, Inc., Chan Chon
                    Siong, Nextel International, Inc., Top Mega Enterprises Ltd.
                    and Infocom Communications Network, Inc.
   *10.3            Restructuring Agreement, dated as of April 2, 1998, by and among Gotesco Properties Inc., Jose C. Go, Joel T. Go,
                    Nextel International, Inc., Top Mega Enterprises, Ltd. and
                    Infocom Communications Network, Inc.
   *10.4            Restructuring Agreement, dated as of April 2, 1998, by and among Jetcom Inc., Nextel International, Inc., Top Mega
                    Enterprises, Ltd. and Infocom Communications Network, Inc.
   *10.5            Pledge Agreement, dated as of April 2, 1998, by and among
                    Infocom Communications Network, Inc., Nextel International,
                    Inc. and Jetcom, Inc.
   *10.6            Form of Credit Agreement between Infocom Communications
                    Network, Inc. and the shareholders listed on Exhibit A
                    attached thereto, as amended from time to time.
   *10.7            Agreement to Accelerate Put Rights, dated June 26, 1998,
                    among Gotesco Properties Inc., Jose C. Go., Joel T. Go,
                    Nextel International, Inc. and Top Mega Enterprises Ltd.
    10.8            Employment Agreement dated June 23, 1998 between the Company and Mark R. Sobol.
    10.9            Employment Agreement dated May 20, 1998 between the Company and Jose Felipe.
    **27            Financial Data Schedule.

---------------
 * Filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-55877), as amended, originally filed with the Commission on June 3, 1998 and incorporated herein by reference.

** Submitted only with the electronic filing of this document with the Commission pursuant to Regulation S-T under the Securities Act of 1933, as amended.