Form 10-Q
period 1998-09-30
NEXTEL INTERNATIONAL INC
filed 1998-11-16
CIK 1037016

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

     Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:

                                                        NUMBER OF SHARES OUTSTANDING
                TITLE OF CLASS                              ON NOVEMBER 1, 1998
                --------------                              -------------------
          Common Stock, no par value                             36,508,622

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           NEXTEL INTERNATIONAL, INC.

                                     INDEX

                                                              PAGE NO.
                                                              --------
PART I FINANCIAL INFORMATION.
  Item 1. Financial Statements--Unaudited...................      3
     Condensed Consolidated Balance Sheets--As of September
      30, 1998 and December 31, 1997........................      3
     Condensed Consolidated Statements of Operations--For
      the Three Months Ended September 30, 1998 and 1997....      4
     Condensed Consolidated Statements of Operations--For
      the Nine Months Ended September 30, 1998 and 1997.....      5
     Condensed Consolidated Statement of Stockholders'
      Equity--For the Nine Months Ended September 30,
      1998..................................................      6
     Condensed Consolidated Statements of Cash Flows--For
      the Nine Months Ended September 30, 1998 and 1997.....      7
     Notes to Condensed Consolidated Interim Financial
      Statements............................................      8
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................     16
PART II OTHER INFORMATION.
  Item 1. Legal Proceedings.................................     28
  Item 4. Submissions of Matters to a Vote of Security
     Holders................................................     28
  Item 6. Exhibits and Reports on Form 8-K..................     29

                                     PART I

ITEM 1. FINANCIAL STATEMENTS -- UNAUDITED.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)
                                   UNAUDITED

                                                                 1998          1997
                                                              ----------    ----------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents (of which $28,260 is
      restricted as of September 30, 1998)..................  $  173,818    $  159,790
     Marketable securities..................................      49,093       128,560
     Accounts receivable, less allowance for doubtful
      accounts of $4,238 and $1,003.........................      15,292         3,838
     Subscriber equipment inventory.........................      29,479         1,749
     Prepaid and other......................................      24,220        15,884
                                                              ----------    ----------
          Total current assets..............................     291,902       309,821
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation of $13,294 and $1,992........................     467,994       136,210
INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES, at cost less
  equity in net losses of $9,048 and $7,526.................     118,728       106,489
INTANGIBLE ASSETS, net of accumulated amortization of
  $35,775 and $14,664.......................................     567,795       526,000
INVESTMENTS AND OTHER ASSETS................................     154,942        44,518
                                                              ----------    ----------
                                                              $1,601,361    $1,123,038
                                                              ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable, accrued expenses and other...........  $  106,055    $   76,048
     Due to parent..........................................          --         8,254
     Notes payable and current portion of long-term debt....       2,715         2,211
                                                              ----------    ----------
          Total current liabilities.........................     108,770        86,513
LONG-TERM DEBT..............................................   1,178,376       597,809
DEFERRED INCOME TAXES.......................................      93,651       120,777
                                                              ----------    ----------
     Total liabilities......................................   1,380,797       805,099
                                                              ----------    ----------
MINORITY INTEREST...........................................      27,345        21,910
STOCKHOLDERS' EQUITY:
     Series A exchangeable redeemable preferred stock (1,250
      shares authorized, $10.00 par value, 988.86 and 0
      shares issued and outstanding)........................      98,886            --
     Series B redeemable preferred stock (2,500 shares
      authorized, $10.00 par value, no shares issued and
      outstanding)..........................................          --            --
     Common stock (73,000,000 shares authorized, no par
      value, 36,502,624 and 36,500,000 shares issued and
      outstanding)..........................................     395,455       395,428
     Accumulated deficit....................................    (246,932)     (102,689)
     Unrealized gain (loss) on investments..................     (37,781)        3,290
     Cumulative translation adjustment......................     (16,409)           --
                                                              ----------    ----------
          Total stockholders' equity........................     193,219       296,029
                                                              ----------    ----------
                                                              $1,601,361    $1,123,038
                                                              ==========    ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   UNAUDITED

                                                                   1998           1997
                                                                -----------    -----------
REVENUES
     Radio service revenue..................................    $     7,016    $     2,819
     Equipment sales and maintenance........................          1,834            266
                                                                -----------    -----------
                                                                      8,850          3,085
                                                                -----------    -----------
OPERATING EXPENSES
     Cost of radio service revenue..........................          3,752            624
     Cost of equipment sales and maintenance................          2,211            129
     Selling, general and administrative....................         49,599          7,350
     Depreciation and amortization..........................         13,742          4,656
                                                                -----------    -----------
                                                                     69,304         12,759
                                                                -----------    -----------
OPERATING LOSS..............................................        (60,454)        (9,674)
                                                                -----------    -----------
OTHER INCOME (EXPENSE)
     Interest income........................................          4,772          6,079
     Interest expense.......................................        (30,163)       (16,761)
     Loss from equity method investments....................         (4,208)        (2,448)
     Other, net.............................................          5,464            (13)
     Minority interest......................................          4,722            900
                                                                -----------    -----------
                                                                    (19,413)       (12,243)
                                                                -----------    -----------
LOSS BEFORE INCOME TAX BENEFIT..............................        (79,867)       (21,917)
INCOME TAX BENEFIT..........................................         10,003          1,296
                                                                -----------    -----------
NET LOSS....................................................    $   (69,864)   $   (20,621)
                                                                -----------    -----------
NET LOSS PER COMMON SHARE, BASIC AND DILUTED................    $     (1.91)   $     (0.57)
                                                                ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING........     36,501,654     36,500,000
                                                                ===========    ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   UNAUDITED

                                                                   1998           1997
                                                                -----------    -----------
REVENUES
     Radio service revenue..................................    $    20,392    $     5,972
     Equipment sales and maintenance........................          6,205          1,077
                                                                -----------    -----------
                                                                     26,597          7,049
                                                                -----------    -----------
OPERATING EXPENSES
     Cost of radio service revenue..........................          8,519          1,637
     Cost of equipment sales and maintenance................          4,440            594
     Selling, general and administrative....................         89,578         17,646
     Depreciation and amortization..........................         33,657         11,347
                                                                -----------    -----------
                                                                    136,194         31,224
                                                                -----------    -----------
OPERATING LOSS..............................................       (109,597)       (24,175)
                                                                -----------    -----------
OTHER INCOME (EXPENSE)
     Interest income........................................         14,177         15,045
     Interest expense.......................................        (74,548)       (39,114)
     Loss from equity method investments....................         (6,404)        (6,330)
     Other, net.............................................          3,303            140
     Minority interest......................................          8,271          2,247
                                                                -----------    -----------
                                                                    (55,201)       (28,012)
                                                                -----------    -----------
LOSS BEFORE INCOME TAX BENEFIT..............................       (164,798)       (52,187)
INCOME TAX BENEFIT..........................................         20,555          3,417
                                                                -----------    -----------
NET LOSS....................................................    $  (144,243)   $   (48,770)
                                                                -----------    -----------
NET LOSS PER COMMON SHARE, BASIC AND DILUTED................    $     (3.95)   $     (1.34)
                                                                ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING........     36,500,557     36,500,000
                                                                ===========    ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                             (DOLLARS IN THOUSANDS)
                                   UNAUDITED

                                   SERIES A           SERIES B
                                PREFERRED STOCK    PREFERRED STOCK       COMMON STOCK
                               -----------------   ---------------   ---------------------   ACCUMULATED
                               SHARES    AMOUNT    SHARES   AMOUNT     SHARES      AMOUNT      DEFICIT
                               ------   --------   ------   ------   ----------   --------   -----------
BALANCE, January 1, 1998.....      --        --      --       --     36,500,000   $395,428    $(102,689)
     Issuance of Series A
       preferred stock.......  988.86   $98,886
     Issuance of common stock
       upon exercise of stock
       options...............                                             2,624         27
     Unrealized loss on
       investments...........
     Cumulative translation
       adjustment............
     Net loss................                                                                  (144,243)
                               ------   -------      --       --     ----------   --------    ---------
BALANCE, September 30,
  1998.......................  988.86   $98,886      --       --     36,502,624   $395,455    $(246,932)
                               ======   =======      ==       ==     ==========   ========    =========

                                    ACCUMULATED OTHER
                                   COMPREHENSIVE INCOME
                               ----------------------------
                                 UNREALIZED     CUMULATIVE
                               GAIN (LOSS) ON   TRANSLATION
                                INVESTMENTS     ADJUSTMENT      TOTAL
                               --------------   -----------   ---------
BALANCE, January 1, 1998.....     $  3,290             --     $ 296,029
     Issuance of Series A
       preferred stock.......                                    98,886
     Issuance of common stock
       upon exercise of stock
       options...............                                        27
     Unrealized loss on
       investments...........      (41,071)                     (41,071)
     Cumulative translation
       adjustment............                    $(16,409)      (16,409)
     Net loss................                                  (144,243)
                                  --------       --------     ---------
BALANCE, September 30,
  1998.......................     $(37,781)      $(16,409)    $ 193,219
                                  ========       ========     =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)
                                   UNAUDITED

                                                                1998         1997
                                                              ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss...............................................  $(144,243)   $(48,770)
     Adjustments to reconcile net loss to net cash (used in)
      provided by operating activities:
          Depreciation and amortization.....................     33,657      11,347
          Interest accretion on long-term debt, net of
            capitalized accreted interest of $12,892 and
            $399............................................     68,737      38,199
          Loss from equity method investments...............      6,404       6,330
          Deferred income taxes.............................    (31,385)     (2,555)
          Minority interest.................................     (8,271)     (2,247)
          Change in current assets and liabilities:
               Accounts receivable..........................     (9,977)      1,514
               Subscriber equipment inventory...............    (24,646)        747
               Prepaid and other............................     (6,828)     (4,996)
               Accounts payable, accrued expenses and
                 other......................................     35,528         846
          Prepaid value added taxes and other...............    (41,027)      1,765
                                                              ---------    --------
     Net cash (used in) provided by operating activities....   (122,051)      2,180
                                                              ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures...................................   (291,480)    (59,236)
     Purchase of marketable securities......................    (93,997)   (142,539)
     Proceeds from sale of marketable securities............    172,132      58,728
     Business acquisitions, net of cash acquired............    (67,251)         --
     Investments in unconsolidated subsidiaries.............    (80,214)    (76,510)
     Other..................................................         --      (6,410)
                                                              ---------    --------
     Net cash used in investing activities..................   (360,810)   (225,967)
                                                              ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments to parent, net..............................     (8,254)    (23,556)
     Capital contributions from parent......................         --       6,366
     Capital contributions from minority stockholders.......     10,132          --
     Proceeds from issuance of Series A preferred stock to
      parent................................................      8,254          --
     Proceeds from issuance of warrants.....................         --      14,800
     Proceeds from exercise of stock options................         27          --
     Net proceeds from issuance of long-term debt...........    489,123     467,578
     Repayment of long-term debt............................     (2,393)         --
                                                              ---------    --------
     Net cash provided by financing activities..............    496,889     465,188
                                                              ---------    --------
INCREASE IN CASH AND CASH EQUIVALENTS.......................     14,028     241,401
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............    159,790      53,029
                                                              ---------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $ 173,818    $294,430
                                                              =========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest, net of amounts capitalized of
      $5,175 and $122.......................................  $      --    $    192
                                                              =========    ========
     Cash paid for income taxes.............................  $   1,685    $     --
                                                              =========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   UNAUDITED

NOTE 1 -- BASIS OF PRESENTATION

     The condensed consolidated interim financial statements of Nextel International, Inc. and subsidiaries ("Nextel International" or the "Company"), an indirect, substantially wholly owned subsidiary of Nextel Communications, Inc. ("Nextel Communications"), included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. All adjustments made were normal recurring accruals.

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

     RESTRICTED CASH AND CASH EQUIVALENTS: As of September 30, 1998, approximately $28.3 million of cash and cash equivalents was restricted for investment in the equity of subsidiaries under certain of the Company's financing agreements and equipment purchases under certain infrastructure purchase contracts.

     COMPREHENSIVE INCOME: Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), that establishes new rules for the reporting and display of comprehensive income and its components. Adoption of SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income. The components of comprehensive income, net of related tax, are as follows (dollars in thousands):

                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                               SEPTEMBER 30,          SEPTEMBER 30,
                                            --------------------   --------------------
                                              1998        1997       1998        1997
                                            ---------   --------   ---------   --------
Net loss..................................  $ (69,864)  $(20,621)  $(144,243)  $(48,770)
Other comprehensive income:
  Unrealized gain (loss) on investments,
     net of tax...........................    (26,168)     5,317     (41,071)     6,484
  Foreign currency translation
     adjustment...........................     (7,497)        --     (16,409)        --
                                            ---------   --------   ---------   --------
Comprehensive income (loss)...............  $(103,529)  $(15,304)  $(201,723)  $(42,286)
                                            =========   ========   =========   ========

     ESMR NETWORK EQUIPMENT SALES AND RELATED COSTS: The loss generated from the sale of subscriber units used in the Company's digital enhanced specialized mobile radio ("ESMR") network primarily results from the Company's subsidy of digital subscriber units and represents a marketing cost. Equipment sales revenue and related cost of sales of digital subscriber units and related accessories, including current period

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 1 -- BASIS OF PRESENTATION -- (CONTINUED) order fulfillment and installation related expenses, are classified within selling, general and administrative expenses as follows (dollars in thousands):

                                                               THREE
                                                              MONTHS           NINE MONTHS
                                                               ENDED              ENDED
                                                           SEPTEMBER 30,      SEPTEMBER 30,
                                                               1998               1998
                                                           -------------      -------------
Equipment sales..........................................     $11,291            $12,787
Cost of equipment sales..................................      16,813             18,678
                                                              -------            -------
                                                              $(5,522)           $(5,891)
                                                              =======            =======

     A substantial portion of the Company's digital subscriber units issued to customers are sold or leased with terms requiring up to 24 monthly payments. The Company has recorded such transactions as equipment sales at the time of delivery and recorded an allowance for estimated sales returns. As of September 30, 1998, accounts receivable and investments and other assets includes $5.3 million and $6.0 million, respectively, related to such sales, which are expected to be billed and collected over the next 24 months.

     NEW ACCOUNTING PRONOUNCEMENTS: In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement will be effective in 1999 and establishes accounting standards for costs incurred in the development or implementation of computer software. These new standards will require the capitalization of certain software implementation costs relating to software developed and implemented for the Company's use. This statement is not expected to have a significant effect on the Company's financial position or results of operations.

     In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." This statement will be effective in 1999 and will require costs of start-up activities and organization costs to be expensed as incurred. This statement is not expected to have a significant effect on the Company's financial position or results of operations.

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

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 2 -- SIGNIFICANT TRANSACTIONS; PRO FORMA INFORMATION -- (CONTINUED) NEXTEL MEXICO: During the year ended December 31, 1997, through a series of transactions, the Company increased its equity interest in Comunicaciones Nextel de Mexico S.A., de C.V. ("Nextel Mexico") from 30.1% to 100% for consideration equal to approximately $132.2 million.

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

     NEXTEL PERU: On January 29, 1998, the Company acquired a 70.1% interest in Comunicaciones Nextel del Peru S.A. ("Nextel Peru," formerly known as Valorcom S.A.), a Peruvian wireless telecommunications company, for $27.9 million, which was paid in the form of capital contributions from January 29, 1998 to July 30, 1998. Nextel Peru, through its subsidiaries, holds licenses to operate 138 SMR channels in the greater Lima area. As of the closing date of the Company's investment in Nextel Peru, Motorola, through Motorola International (as defined below) held a 19.9% interest in Nextel Peru. The acquisition is accounted for as a purchase and, accordingly, the Company consolidated the accounts of Nextel Peru commencing February 1, 1998. The purchase price was allocated to the net assets acquired based on their preliminary estimated fair values, including licenses and goodwill, which are being amortized over their estimated useful lives of 20 years. Nextel Peru's historical operations are insignificant relative to the results of the Company.

     In August 1998, the Company gave notice to Motorola International Development Corporation ("Motorola International"), an indirect wholly owned subsidiary of Motorola and the holder of a minority equity interest in Nextel Peru, of the Company's exercise of its option to sell a portion of the Company's shares of Nextel Peru to Motorola International (the "Nextel Peru Put Transaction"). Pursuant to the agreement between the Company and Motorola International, the Company had the right to sell to Motorola International shares representing approximately 10% of the outstanding shares of Nextel Peru for a purchase price of approximately $6.0 million. The Nextel Peru Put Transaction was consummated on October 30, 1998. Additionally, as a result of the decision of the other minority shareholder of Nextel Peru not to contribute his pro rata share of capital contributions to Nextel Peru during the third quarter of 1998, such shareholder's equity interest in Nextel Peru has been diluted and the Company's and Motorola International's equity interest in Nextel Peru have increased. Immediately following the closing of the Nextel Peru Put Transaction, and giving effect to the dilution of the equity interest of the other minority shareholder during the third quarter of 1998, the Company and Motorola International held approximately 62.1% and 30.9%, respectively, of the outstanding shares of Nextel Peru.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 2 -- SIGNIFICANT TRANSACTIONS; PRO FORMA INFORMATION -- (CONTINUED)
     NEXTEL PHILIPPINES: In February 1998, the Company reached an agreement in principle with the three groups of local shareholders of Infocom Communications Network, Inc. ("Nextel Philippines"), including the Gotesco group (the "Gotesco Group" and together with the other local shareholders, the "Philippines Shareholders"), and finalized such agreements in April 1998 (the "Philippines Partner Agreements"). Pursuant to the Philippines Partner Agreements (i) the Philippines Shareholders agreed to vote for the election of new, professional senior management of Nextel Philippines; (ii) the Company purchased existing shareholder loans of the Philippines Shareholders totaling approximately $19.6 million, which loans bear interest at 18% per annum and are convertible into equity of Nextel Philippines; (iii) the Company may, at its option, fund Nextel Philippines' future capital needs, estimated to be $50 million for fiscal year 1998, pursuant to loans that, at the option of the Company, may be converted into equity of Nextel Philippines; (iv) the Gotesco Group obtained the right to put its 20% interest to the Company for approximately $9.4 million, beginning in January 1999 (the "Gotesco Put"); and (v) the Company had the right to call the Gotesco Group's 20% interest for approximately $11.6 million, if the Gotesco Group did not exercise the Gotesco Put. The ability of the Company to convert shareholders loans into equity, satisfy the Gotesco Put or call the Gotesco Group's 20% interest is subject to applicable Philippines foreign ownership rules.

     On June 26, 1998, the Company and the Gotesco Group entered into an Agreement to Accelerate Put Rights (the "Gotesco Put Acceleration Agreement") pursuant to which the exercise date of the Gotesco Put was accelerated from January 1999 to August 21, 1998. Pursuant to the Gotesco Put Acceleration Agreement, the Company agreed to pay the Gotesco Group $9,000,000 for the shares covered by the Gotesco Put in three installments: (i) $500,000 upon the delivery of irrevocable proxies covering the voting rights on the shares of Nextel Philippines owned by the Gotesco Group; (ii) $500,000 to the Gotesco Group upon the conclusion of the Nextel Philippines annual shareholder meeting, provided that the Gotesco Group's shares of Nextel Philippines were voted in favor of the corporate governance provisions of the Philippines Partner Agreements at such annual meeting; and (iii) $8,000,000 upon the transfer of the shares covered by the Gotesco Put to a qualified third-party purchaser in accordance with Philippines law. The first two installments were paid on June 26, 1998 and July 13, 1998, respectively. On August 21, 1998, Gamboa Holdings, Inc. ("Gamboa Holdings"), which is 60% owned by ACCRA Investments Corporation, a corporation organized under the laws of the Philippines and owned by Philippine nationals ("ACCRAIN"), and 40% owned by an indirect subsidiary of the Company, delivered the final installment of $8,000,000 to the Gotesco Group and the Gotesco Group delivered the shares covered by the Gotesco Put to Gamboa Holdings.

     Funds used by Gamboa Holdings to consummate the acquisition of the Gotesco Group's shares of Nextel Philippines were derived from (a) equity contributions by shareholders of Gamboa Holdings and (b) proceeds of loans made by a lending institution to Gamboa Holdings and to ACCRAIN. The loans to Gamboa Holdings and to ACCRAIN are secured by cash collateral deposits of the Company in the amount of the loans and a pledge of Gamboa Holdings's shares of Nextel Philippines. As a result of Gamboa Holdings's acquisition of the Gotesco Group's shares of Nextel Philippines, the Company's aggregate equity interest in Nextel Philippines, which includes its direct and indirect holdings, increased from 30% to 38%.

     ACCRAIN is a Philippine holding company with investments in a number of Philippines companies. Pursuant to an agreement, dated as of August 21, 1998 between an indirect wholly owned subsidiary of the Company and ACCRAIN (the "ACCRAIN Agreement"), ACCRAIN granted the Company a call right on ACCRAIN's shares in Gamboa Holdings, exercisable at any time provided that the actual purchaser of the shares is the Company or a qualified purchaser in accordance with applicable Philippines foreign corporate ownership rules. Upon expiration of the ACCRAIN Agreement, ACCRAIN may put to the Company or its qualified designee ACCRAIN's shares in Gamboa Holdings (the "ACCRAIN Put"). The Company believes, and has been advised by Philippine counsel, that the above-described transactions with Gamboa Holdings

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 2 -- SIGNIFICANT TRANSACTIONS; PRO FORMA INFORMATION -- (CONTINUED) comply with Philippines law, including applicable Philippines foreign corporate ownership rules. However, there can be no assurance that the above-described transactions will not be subject to legal challenge. In addition, the ability of the Company to call ACCRAIN's interest in Gamboa Holdings or to satisfy the ACCRAIN Put is subject to applicable Philippines foreign ownership rules. See also Part II, Item 1, "Legal Proceedings."

     J-COM: On March 17, 1998, the Company purchased a 21% equity interest in J-Com Co., Ltd., an ESMR provider in Japan ("J-Com"), for a purchase price of Y77.2 million (approximately $593,000 based on the exchange rate on the date of purchase) (the "Japan Acquisition"). The Company also provided a shareholder loan of Y4.1 billion (approximately $31.5 million based on the exchange rate on the date of purchase) to J-Com. J-Com has a contractual right to provide ESMR service in Japan under a sublicense covering more than 125 million people. DJSMR Business Partnership, a Japanese partnership in which an affiliate of Motorola is the majority partner, holds a 49% equity interest in J-Com. J-Com's historical operations are insignificant relative to the results of the Company. The Company's investment in J-Com is accounted for under the equity method.

     SHANGHAI: Prior to September 1998, China United Telecommunications, Ltd. ("Unicom") had requested that Shanghai CCT-McCaw Telecommunications Systems Co., Ltd. ("Shanghai CCT McCaw) participate in financing the expansion of the Shanghai GSM System ("Phase IV"). While the Company had previously advised its partners in Shanghai CCT McCaw that it was not willing to provide funding for Phase IV of the Shanghai GSM System, such partners advised the Company that each intended to participate in the funding of Phase IV. Accordingly, the Company and its partners in Shanghai CCT McCaw have engaged in discussions among themselves and with Unicom with respect to Shanghai CCT McCaw's possible participation in Phase IV.

     In September 1998, Unicom advised the parties that pursuant to a new policy of the Chinese government, Unicom was no longer permitted to enter into any new contracts for its projects wherein financing was derived through investment structures involving indirect investment by foreign investors, including the structure utilized by Shanghai CCT McCaw with respect to the Shanghai GSM System. Further, Unicom advised the parties that it intended to finance Phase IV and any possible future expansions of the Shanghai GSM System on its own using financing derived independently of Shanghai CCT McCaw.

     To date, the Company is not aware of any new rules or regulations that have been published or announced by the Chinese government with respect to the new policy cited by Unicom or with respect to the treatment of existing contracts such as those in existence between Shanghai CCT McCaw and Unicom under such new policy. Pursuant to various discussions between and among representatives of Shanghai CCT McCaw, the Company and Unicom, the Company believes that under the new, unpublished restrictions imposed by the Chinese government (a) no agreement with respect to Phase IV or subsequent phases will be entered into with Shanghai CCT McCaw or any other investor that derives funds directly or indirectly from foreign parties and (b) Shanghai CCT McCaw's existing contract with Unicom will remain in effect and enforceable. However, it is unclear what effect the new policy will have on the respective rights of Unicom and Shanghai CCT McCaw with respect to the Shanghai GSM System. The restrictions to be imposed on the Company pursuant to the new, unpublished regulations may have a material adverse effect on Shanghai CCT McCaw's interest in the Shanghai GSM System and the value of the Company's investment in Shanghai CCT McCaw. The Company's investment in Shanghai CCT McCaw is carried on the Company's books at cost, which was approximately $16.0 million as of September 30, 1998.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 2 -- SIGNIFICANT TRANSACTIONS; PRO FORMA INFORMATION -- (CONTINUED)
     PRO FORMA INFORMATION: The following summarized pro forma (unaudited) information assumes the Nextel Brazil, MCS, Nextel Mexico and Nextel Argentina transactions had occurred on January 1, 1997 (dollars in thousands, except for share data).

                                                              THREE MONTHS     NINE MONTHS
                                                                  ENDED           ENDED
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  1997            1997
                                                              -------------   -------------
Revenues....................................................   $    5,770       $   18,087
                                                               ==========       ==========
Net loss....................................................   $  (24,561)      $  (60,443)
                                                               ==========       ==========
Net loss per share..........................................   $    (0.67)      $    (1.66)
                                                               ==========       ==========
Weighted average shares outstanding.........................   36,500,000       36,500,000
                                                               ==========       ==========

     The above amounts consolidate the historical results of Nextel Brazil, MCS, Nextel Mexico and Nextel Argentina prior to the acquisitions and reflect adjustments for the recognition of the minority ownership interests and the amortization of licenses and goodwill. Pro forma information for the three and nine months ended September 30, 1998 does not differ materially from historical results. The pro forma information is not necessarily indicative of the results that would actually have occurred had the transactions been consummated on the date indicated, nor is it necessarily indicative of future operating results of the Company.

NOTE 3 -- FINANCING ARRANGEMENTS

     MARCH 1998 OFFERING: On March 12, 1998, the Company completed a private placement offering (the "March 1998 Offering") of its 12 1/8% Senior Discount Notes due 2008 (the "March 1998 Notes"). The March 1998 Offering generated aggregate net proceeds to the Company of approximately $387 million. The March 1998 Notes are noncallable for five years and require no cash interest payments for the first five years. On September 10, 1998, the Company completed an exchange offer for the March 1998 Notes pursuant to a registration statement declared effective by the Commission on August 4, 1998.

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

     The Series A Preferred Stock was issued at an original liquidation preference of $100,000 per share and thereafter the liquidation preference on the Series A Preferred Stock accretes at an annual rate equal to 13.625%. At September 30, 1998, the accreted liquidation preference on the Series A Preferred Stock totaled approximately $106,697,000. Except as required by law, the holders of the Series A Preferred Stock are not entitled to receive dividends or other distributions. The Company has the right at any time to redeem the Series A Preferred Stock in full (or with the consent of the holder of the affected shares of Series A Preferred Stock, in part) at a redemption price equal to 100% of the accreted liquidation preference thereof on the redemption date and under certain circumstances, the holders of the Series A Preferred Stock have the right to exchange the Series A Preferred Stock for shares of the Company's Series B Redeemable Preferred Stock, par value $10.00 per share (the "Series B Preferred Stock"), having a liquidation preference equal to the accreted liquidation preference of the Series A Preferred Stock so exchanged.

     The Series B Preferred Stock to be issued in exchange for shares of Series A Preferred Stock will have an initial annual dividend rate equal to 13.625%, increasing to 18.00% as of March 13, 2010. The Series B

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 3 -- FINANCING ARRANGEMENTS -- (CONTINUED)
Preferred Stock will have terms substantially similar to those of the Series A Preferred Stock, except for the right to elect one director to the Company's Board of Directors and the accrual of cumulative dividends payable quarterly in cash. In addition, the Company may not issue shares of Series B Preferred Stock, except in exchange for shares of Series A Preferred Stock, without the consent of the holders of a majority of the outstanding shares of Series A Preferred Stock and Series B Preferred Stock, voting together as a class.

     ARGENTINA CREDIT FACILITY: As of February 27, 1998, Nextel Argentina entered into an $83 million senior secured credit facility (the "Argentina Credit Facility") with The Chase Manhattan Bank, which facility, as amended on May 8, 1998 and September 30, 1998, was increased to $100.0 million. Borrowings under the Argentina Credit Facility are subject to the satisfaction or waiver of certain conditions. Loans under the Argentina Credit Facility will bear interest at a rate equal to either (i) the ABR plus 2.75% (ABR is the highest of the prime rate, the base CD rate plus 1% or the federal funds rate plus 0.5%) or
(ii) the Eurodollar rate plus 3.75% (the Eurodollar rate is the LIBO rate multiplied by the statutory reserve rate). The loans under the Argentina Credit Facility will be repaid in quarterly installments beginning September 30, 2000 and ending March 31, 2003. The first nine installments will be equal to 1/18 of the then-outstanding balance and the final installment will be in an amount equal to the then-outstanding balance. As of September 30, 1998, borrowings under the Argentina Credit Facility totaled $52.0 million and bore interest at approximately 9.5%.

     PHILIPPINES MOTOROLA BRIDGE FINANCING: On August 27, 1998, Nextel International and Motorola Credit Corporation ("Motorola Credit") entered into a financing agreement (the "Motorola Bridge Financing Agreement"), pursuant to which Motorola Credit agreed to provide up to $12 million in term loans to the Company to (i) finance the cost of iDEN (integrated Digital Enhanced Network) equipment and related services (including ancillary products and services) purchased from Motorola by Nextel Philippines and (ii) to reimburse the Company for payments made by the Company to Motorola for the purchase of iDEN equipment and related services for the benefit of Nextel Philippines (the "Philippines Motorola Bridge Financing"). Loans under the Philippines Motorola Bridge Financing are unsecured, bear interest at rates based upon the U.S. prime rate plus 2.5% and are repayable, together with accrued and unpaid interest, in one installment on December 31, 1998. As of September 30, 1998, borrowings under the Philippines Motorola Bridge Financing totaled $0.3 million.

NOTE 4 -- SUBSEQUENT EVENTS

     INTERNATIONAL MOTOROLA FINANCING: On November 11, 1998, Nextel International and Motorola Credit entered into a commitment letter and term sheet (the "Motorola Financing Commitment") regarding the terms and conditions under which Motorola Credit will provide equipment financing to the Company and certain Operating Companies (the "International Motorola Financing"). The Motorola Financing Commitment was entered into pursuant to, and to implement, the memorandum of understanding entered into in November 1996 by and among the Company, Nextel Communications and Motorola.

     Under the Motorola Financing Commitment, Motorola Credit agreed to provide up to $275 million in term loans to the Company consisting of (i) up to $100 million in loans to reimburse the Company for payments made to Motorola by the Company and certain operating subsidiaries of the Company after January 1, 1997 for the purchase of iDEN equipment and related services by or for the benefit of such operating subsidiaries, other than payments made to Motorola using funds obtained under the equipment financing facility between Nextel Philippines and Motorola Credit (the "Philippines Motorola Financing"), the Philippines Motorola Bridge Financing or the equipment financing facility between Nextel Brazil and Motorola Credit (the "Brazil Motorola Financing") (the "Reimbursement Loans"),
(ii) up to $225 million in loans (less the amount of Reimbursement Loans advanced) to (A) finance the cost of iDEN equipment and related services (including ancillary products and services) purchased by or for the benefit of the Borrowing Affiliates (as defined below) and (B) repay the principal amounts outstanding under the

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE 4 -- SUBSEQUENT EVENTS -- (CONTINUED)
Philippines Motorola Financing and the Philippines Motorola Bridge Financing; and (iii) up to $50 million in loans by Motorola Credit to Nextel Argentina as incremental loans under the Argentina Credit Facility. The "Borrowing Affiliates," for purposes of the Motorola Financing Commitment, include Nextel Mexico, Nextel Peru, Nextel Philippines and J-Com and such other entities in which the Company holds an equity interest and which have been so designated by agreement between the Company and Motorola Credit. The maximum aggregate amount the Company may borrow for the benefit of any one Borrowing Affiliate is $125 million.

     Loans under the International Motorola Financing will be repaid in eight equal semi-annual installments beginning June 30, 2001 and will mature December 31, 2004. Loans under the International Motorola Financing will bear interest at variable rates based upon either the U.S. prime rate or LIBOR and will be secured by, among other things, a pledge of the shares of stock of the Borrowing Affiliates held by the Company, a pledge of the shares of stock of certain other direct and indirect subsidiaries of the Company and a pledge of the shares of stock of the Borrowing Affiliates held by certain third party shareholders.

     The availability of the loans under the International Motorola Financing is subject to a number of conditions, including the negotiation, execution and delivery of definitive agreements and the completion by Motorola Credit of its due diligence review of the Company and the Borrowing Affiliates. The parties contemplate negotiating and entering into definitive agreements implementing the terms of the Motorola Financing Commitment during the fourth quarter of 1998. See "-- Forward-Looking Statements."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The following discussion of the condensed consolidated financial condition and results of operations of Nextel International, Inc. ("Nextel International" or the "Company"), an indirect, substantially wholly owned subsidiary of Nextel Communications, Inc. ("Nextel Communications"), for the three-month and nine-month periods ended September 30, 1998 and 1997 should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto appearing elsewhere in Part I of this report and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 ("1997 Form 10-K").

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

     The Company's strategy is focused on using its leading analog dispatch or SMR channel positions in its principal markets, together with Nextel Communications' experience and supplier relationships, to upgrade its services from analog dispatch to digital enhanced specialized mobile radio ("ESMR") services. The Company intends to use "iDEN(TM)" (integrated Digital Enhanced Network) technology developed by Motorola, Inc. ("Motorola") to provide its ESMR services. The Company, through its operating subsidiaries or affiliates, launched commercial ESMR service under the brand name "Nextel(TM)" in Sao Paulo and Buenos Aires during the second quarter of 1998 and Rio de Janeiro, Manila and Mexico City during the third quarter of 1998. Additionally, the Company's Japanese affiliate, J-Com Co., Ltd. ("J-Com"), introduced a multi-functional commercial ESMR service under the brand name "NEXNET(TM)" in the Kanto region of Japan (which includes Tokyo) in the second quarter of 1998. The Company currently plans to launch commercial ESMR service in the greater Lima area in the first quarter of 1999. The timing of the Company's currently planned launch schedule depends on a number of factors, some of which are beyond the Company's control. See 1997 Form 10-K, Part I, Item 1, "The Company's Operations and Investments."

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

     As of September 30, 1998, Nextel's proportionate share of international digital subscriber units in service, based on its ownership interests in the Operating Companies, is estimated to be approximately 118,000, which includes total digital subscriber units (comprised of ESMR, personal communications services and GSM units) on networks currently in operation in Argentina, Brazil, Canada, Japan, Mexico and Shanghai, China. As of September 30, 1998, total international digital subscriber units in service for the Operating Companies is estimated to be approximately 472,000.

FISCAL QUARTER TRANSACTIONS AND DEVELOPMENTS

     PHILIPPINES. As reported in the Company's prior Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 1998 and June 30, 1998, in February 1998, the Company reached an agreement in principle with the three groups of local shareholders of Infocom Communications Network, Inc. ("Nextel

Philippines"), including the Gotesco group (the "Gotesco Group"), which until recently owned a 20% interest in Nextel Philippines, and finalized such agreements in April 1998 (the "Philippines Partner Agreements"). Pursuant to the Philippines Partner Agreements, among other things, the Gotesco Group obtained the right to put its 20% interest to the Company for approximately $9.4 million, beginning in January 1999 (the "Gotesco Put") and the Company had the right to call the Gotesco Group's 20% interest for approximately $11.6 million, if the Gotesco Group did not exercise the Gotesco Put. On June 26, 1998, the Company and the Gotesco Group entered into an Agreement to Accelerate Put Rights (the "Gotesco Put Acceleration Agreement") pursuant to which the exercise date of the Gotesco Put was accelerated from January 1999 to August 21, 1998. Pursuant to the Gotesco Put Acceleration Agreement, the Company agreed to pay the Gotesco Group $9,000,000 for the shares covered by the Gotesco Put in three installments: (i) $500,000 upon the delivery of irrevocable proxies covering the voting rights on the shares of Nextel Philippines owned by the Gotesco Group;
(ii) $500,000 to the Gotesco Group upon the conclusion of the Nextel Philippines annual shareholder meeting, provided that the Gotesco Group's shares of Nextel Philippines were voted in favor of the corporate governance provisions of the Philippines Partner Agreements at such annual meeting; and (iii) $8,000,000 upon the transfer of the shares covered by the Gotesco Put to a qualified third-party purchaser in accordance with Philippines law. The first two installments were paid on June 26, 1998 and July 13, 1998, respectively. On August 21, 1998, Gamboa Holdings, Inc. ("Gamboa Holdings"), which is 60% owned by ACCRA Investments Corporation, a corporation organized under the laws of the Philippines and owned by Philippine nationals ("ACCRAIN"), and 40% owned by an indirect subsidiary of the Company, delivered the final installment of $8,000,000 to the Gotesco Group and the Gotesco Group delivered the shares covered by the Gotesco Put to Gamboa Holdings.

     Funds used by Gamboa Holdings to consummate the acquisition of the Gotesco Group's shares of Nextel Philippines were derived from (a) equity contributions by shareholders of Gamboa Holdings and (b) proceeds of loans made by a lending institution to Gamboa Holdings and to ACCRAIN. The loans to Gamboa Holdings and to ACCRAIN are secured by cash collateral deposits of the Company in the amount of the loans and a pledge of Gamboa Holdings's shares of Nextel Philippines. As a result of Gamboa Holdings's acquisition of the Gotesco Group's shares of Nextel Philippines, the Company's aggregate equity interest in Nextel Philippines, which includes its direct and indirect holdings, increased from 30% to 38%.

     ACCRAIN is a Philippine holding company with investments in a number of Philippines companies. Pursuant to an agreement, dated as of August 21, 1998 between an indirect wholly owned subsidiary of the Company and ACCRAIN (the "ACCRAIN Agreement"), ACCRAIN granted the Company a call right on ACCRAIN's shares in Gamboa Holdings, exercisable at anytime provided that the actual purchaser of the shares is the Company or a qualified purchaser in accordance with applicable Philippines foreign corporate ownership rules. Upon expiration of the ACCRAIN Agreement, ACCRAIN may put to the Company or its qualified designee ACCRAIN's shares in Gamboa Holdings (the "ACCRAIN Put"). The Company believes, and has been advised by Philippine counsel, that the above-described transactions with Gamboa Holdings comply with Philippines law, including applicable Philippines foreign corporate ownership rules. However, there can be no assurance that the above-described transactions will not be subject to legal challenge. In addition, the ability of the Company to call ACCRAIN's interest in Gamboa Holdings or to satisfy the ACCRAIN Put is subject to applicable Philippines foreign ownership rules. See also Part V, Item 1, "Legal Proceedings."

     PHILIPPINES MOTOROLA BRIDGE FINANCING. On August 27, 1998, Nextel International and Motorola Credit Corporation ("Motorola Credit") entered into a financing agreement (the "Motorola Bridge Financing Agreement"), pursuant to which Motorola Credit agreed to provide up to $12 million in term loans to the Company to (i) finance the cost of iDEN equipment and related services (including ancillary products and services) purchased from Motorola by Nextel Philippines and (ii) to reimburse the Company for payments made by the Company to Motorola for the purchase of iDEN equipment and related services for the benefit of Nextel Philippines (the "Philippines Motorola Bridge Financing"). Loans under the Philippines Motorola Bridge Financing are unsecured, bear interest at rates based upon the U.S. prime rate plus 2.5% and are repayable, together with accrued and unpaid interest, in one installment on December 31, 1998. As of September 30, 1998, borrowings under the Philippines Motorola Bridge Financing totaled $0.3 million.

     SHANGHAI. Prior to September 1998, China United Telecommunications, Ltd. ("Unicom") had requested that Shanghai CCT-McCaw Telecommunications Systems Co., Ltd. ("Shanghai CCT McCaw) participate in financing the expansion of the Shanghai GSM System ("Phase IV"). While the Company had previously advised its partners in Shanghai CCT McCaw that it was not willing to provide funding for Phase IV of the Shanghai GSM System, such partners advised the Company that each intended to participate in the funding of Phase IV. Accordingly, the Company and its partners in Shanghai CCT McCaw have engaged in discussions among themselves and with Unicom with respect to Shanghai CCT McCaw's possible participation in Phase IV.

     In September 1998, Unicom advised the parties that pursuant to a new policy of the Chinese government, Unicom was no longer permitted to enter into any new contracts for its projects wherein financing was derived through investment structures involving indirect investment by foreign investors, including the structure utilized by Shanghai CCT McCaw with respect to the Shanghai GSM System. Further, Unicom advised the parties that it intended to finance Phase IV and any possible future expansions of the Shanghai GSM System on its own using financing derived independently of Shanghai CCT McCaw.

     To date, the Company is not aware of any new rules or regulations that have been published or announced by the Chinese government with respect to the new policy cited by Unicom or with respect to the treatment of existing contracts such as those in existence between Shanghai CCT McCaw and Unicom under such new policy. Pursuant to various discussions between and among representatives of Shanghai CCT McCaw, the Company and Unicom, the Company believes that under the new, unpublished restrictions imposed by the Chinese government (a) no agreement with respect to Phase IV or subsequent phases will be entered into with Shanghai CCT McCaw or any other investor that derives funds directly or indirectly from foreign parties and (b) Shanghai CCT McCaw's existing contract with Unicom will remain in effect and enforceable. However, it is unclear what effect the new policy will have on the respective rights of Unicom and Shanghai CCT McCaw with respect to the Shanghai GSM System. The restrictions to be imposed on the Company pursuant to the new, unpublished regulations may have a material adverse effect on Shanghai CCT McCaw's interest in the Shanghai GSM System and the value of the Company's investment in Shanghai CCT McCaw. The Company's investment in Shanghai CCT McCaw is carried on the Company's book at cost, which was approximately $16.0 million as of September 30, 1998.

POST FISCAL QUARTER-END TRANSACTIONS AND DEVELOPMENTS

     PERU. In August 1998, the Company gave notice to Motorola International Development Corporation ("Motorola International"), an indirect wholly owned subsidiary of Motorola and the holder of a minority equity interest in Comunicaciones Nextel del Peru S.A. de C.V. ("Nextel Peru"), of the Company's exercise of its option to sell a portion of the Company's shares of Nextel Peru to Motorola International (the "Nextel Peru Put Transaction"). Pursuant to the agreement between the Company and Motorola International, the Company had the right to sell to Motorola International shares representing approximately 10% of the outstanding shares of Nextel Peru for a purchase price of approximately $6.0 million. The Nextel Peru Put Transaction was consummated on October 30, 1998. Additionally, as a result of the decision of the other minority shareholder of Nextel Peru not to contribute his pro rata share of capital contributions to Nextel Peru during the third quarter of 1998, such shareholder's equity interest in Nextel Peru has been diluted and the Company's and Motorola International's equity interest in Nextel Peru have increased. Immediately following the closing of the Nextel Peru Put Transaction, and giving effect to the dilution of the other minority shareholder during the third quarter of 1998, the Company and Motorola International held approximately 62.1% and 30.9%, respectively, of the outstanding shares of Nextel Peru.

     INTERNATIONAL MOTOROLA FINANCING. On November 11, 1998, Nextel International and Motorola Credit entered into a commitment letter and term sheet (the "Motorola Financing Commitment") regarding the terms and conditions under which Motorola Credit will provide equipment financing to the Company and certain Operating Companies (the "International Motorola Financing"). The Motorola Financing Commitment was entered into pursuant to, and to implement, the memorandum of understanding entered into in November 1996 by and among the Company, Nextel Communications and Motorola.

     Under the Motorola Financing Commitment, Motorola Credit agreed to provide up to $275 million in term loans to the Company consisting of (i) up to $100 million in loans to reimburse the Company for payments made to Motorola by the Company and certain Operating Companies after January 1, 1997 for the purchase of iDEN equipment and related services by or for the benefit of such Operating Companies, other than payments made to Motorola using funds obtained under the Philippines Motorola Financing (as defined below), the Philippines Motorola Bridge Financing or the Brazil Motorola Financing (as defined below) (the "Reimbursement Loans"), (ii) up to $225 million in loans (less the amount of Reimbursement Loans advanced) to (A) finance the cost of iDEN equipment and related services (including ancillary products and services) purchased by or for the benefit of the Borrowing Affiliates (as defined below) and (B) repay the principal amounts outstanding under the Philippines Motorola Financing and the Philippines Motorola Bridge Financing; and (iii) up to $50 million in loans by Motorola Credit to Nextel Argentina S.R.L. ("Nextel Argentina") as incremental loans under the Argentina Credit Facility (as defined below). The "Borrowing Affiliates," for purposes of the Motorola Financing Commitment, include Comunicaciones Nextel de Mexico, S.A. de C.V. ("Nextel Mexico"), Nextel Peru, Nextel Philippines and J-Com and such other entities in which the Company holds an equity interest and which have been so designated by agreement between the Company and Motorola Credit. The maximum aggregate amount the Company may borrow for the benefit of any one Borrowing Affiliate is $125 million.

     Loans under the International Motorola Financing will be repaid in eight equal semi-annual installments beginning June 30, 2001 and will mature December 31, 2004. Loans under the International Motorola Financing will bear interest at variable rates based upon either the U.S. prime rate or LIBOR and will be secured by, among other things, a pledge of the shares of stock of the Borrowing Affiliates held by the Company, a pledge of the shares of stock of certain other direct and indirect subsidiaries of the Company and a pledge of the shares of stock of the Borrowing Affiliates held by certain third party shareholders.

     The availability of the loans under the International Motorola Financing is subject to a number of conditions, including the negotiation, execution and delivery of definitive agreements and the completion by Motorola Credit of its due diligence review of the Company and the Borrowing Affiliates. The parties contemplate negotiating and entering into definitive agreements implementing the terms of the Motorola Financing Commitment during the fourth quarter of 1998. See "-- Forward-Looking Statements."

RESULTS OF OPERATIONS

Nine Months Ended September 30, 1998 vs. Nine Months Ended September 30, 1997

     Revenues increased $19.6 million to $26.6 million for the nine months ended September 30, 1998 from $7.0 million for the nine months ended September 30, 1997. Costs and expenses related to revenues increased $10.8 million to $13.0 million for the nine months ended September 30, 1998, compared to $2.2 million for the nine months ended September 30, 1997. The increases were attributable primarily to the acquisition of controlling interests in Nextel Mexico, MCS Radio Telefonia Ltd. ("MCS") and Nextel Argentina in August 1997, September 1997 and January 1998, respectively (collectively, the "Purchase Transactions"). For the periods presented subsequent to the Purchase Transactions, the results of Nextel Mexico, MCS and Nextel Argentina are included in the Company's consolidated financial statements. See Part I, Item 1, "Notes to Condensed Consolidated Interim Financial Statements --Note 2." For the nine months ended September 30, 1997, substantially all of the revenues and costs and expenses related to revenues result from the eight months of Nextel Brazil's SMR operations and one month of Nextel Mexico's SMR operations included in the Company's consolidated financial statements.

     Revenues and costs and expenses related to revenues are expected to continue to increase because the Company launched commercial ESMR services in Sao Paulo and Buenos Aires in the second quarter of 1998 and Rio de Janeiro and Mexico City in the third quarter of 1998. The commercial ESMR launches in Manila and the Kanto region of Japan in the third quarter of 1998 will not affect revenues or costs and expenses related to revenues because Nextel Philippines and J-Com are accounted for under the equity method.

     Selling, general and administrative expenses increased $72.0 million to $89.6 million for the nine months ended September 30, 1998, compared to $17.6 million for the nine months ended September 30, 1997. The increase is attributable primarily to the effect of the Purchase Transactions as well as increased costs in the consolidated Operating Companies necessary to support their respective launches of commercial ESMR service, including sales, marketing and administrative support costs.

     Selling, general and administrative expenses are expected to continue to increase above the amounts recorded in the third quarter of 1998, primarily due to increased selling and marketing expenses associated with the launch of commercial ESMR service in Mexico City in September 1998 and expected increases in sales volumes in those markets where the Company has previously launched commercial ESMR service. The Company includes the loss resulting from the sale of digital subscriber units in selling, general and administrative expenses, as the loss represents a marketing cost. The Company expects to continue to offer partial subsidies and discounts on its sale and installation of digital subscriber units in programs designed to stimulate both new subscriber growth and the migration of subscribers from the Company's existing analog SMR systems to its ESMR networks. On a per subscriber basis and as a percentage of revenue, the Company expects selling and marketing costs associated with its ESMR networks business to decrease over time as it realizes the benefit of its initial marketing campaigns and improves the efficiency of its sales force. Additionally, the Company has instituted a number of cost-cutting initiatives that are expected to offset the increased cost of activities, including customer care and collections, necessary to support the expected higher sales volumes. See "-- Forward-Looking Statements."

     Depreciation and amortization expense increased $22.4 million to $33.7 million for the nine months ended September 30, 1998, compared to $11.3 million for the nine months ended September 30, 1997. The increase is attributable primarily to the effect of the Purchase Transactions and the commencement of commercial ESMR service in the Company's markets launched in 1998. The Company expects depreciation and amortization expense to increase significantly in future periods due to depreciation on fixed assets placed in service upon commencement of commercial ESMR service in each of its markets.

     Interest income decreased $0.8 million to $14.2 million for the nine months ended September 30, 1998, compared to $15.0 million for the nine months ended September 30, 1997. The decrease was attributable primarily to lower average outstanding cash, cash equivalent and marketable securities balances pending their application into the Company's capital expenditure program.

     Interest expense increased $35.4 million to $74.5 million for the nine months ended September 30, 1998, compared to $39.1 million for the nine months ended September 30, 1997. The increase is attributable primarily to interest expense associated with the Company's senior discount notes due 2007 (the "March 1997 Notes"), issued pursuant to the Company's offering and sale in March 1997 of units consisting of such notes and detachable warrants to purchase up to 1% of the Company's outstanding common stock (the "March 1997 Offering"), and the Company's senior discount notes due 2008 (the "March 1998 Notes"), issued pursuant to the Company's offering and sale in March 1998 of such notes (the "March 1998 Offering").

     Loss from equity method investments increased $0.1 million to $6.4 million for the nine months ended September 30, 1998, compared to $6.3 million for the nine months ended September 30, 1997. The increase was attributable primarily to the effect of the Company's proportionate share of losses at J-Com and the increasing losses at Nextel Philippines more than offsetting the effect of the Purchase Transactions. As of September 30, 1998, the only Operating Companies being accounted for under the equity method were Nextel Philippines and J-Com.

     Other income totaling $3.3 million for the nine months ended September 30, 1998 consists primarily of $12.4 million of foreign currency transaction gains recognized in Nextel Mexico resulting from the decrease in value of the Mexico peso relative to the U.S. dollar. Such gains were partially offset by foreign currency transaction losses in Nextel Brazil and from the Company's Japanese yen-denominated loan to J-Com.

     Minority interest increased $6.1 million to $8.3 million for the nine months ended September 30, 1998, compared to $2.2 million for the nine months ended September 30, 1997. The increase is attributable primarily to increase in both the net loss and minority ownership interest of Nextel Brazil.

     Income tax benefit increased $17.2 million to $20.6 million for the nine months ended September 30, 1998, compared to $3.4 million for the nine months ended September 30, 1997. The increase is attributable primarily to the effect of the Purchase Transactions and, to a lesser extent, increased tax net operating losses in Brazil.

Three Months Ended September 30, 1998 vs. Three Months Ended September 30, 1997

     Revenues increased $5.8 million to $8.9 million for the three months ended September 30, 1998 from $3.1 million for the three months ended September 30, 1997. Costs and expenses related to revenues increased $5.2 million to $6.0 million for the three months ended September 30, 1998, compared to $0.8 million for the three months ended September 30, 1997. The increases were attributable primarily to the Purchase Transactions. For the three months ended September 30, 1997, substantially all of the revenues and costs and expenses related to revenues result from the three months of Nextel Brazil's SMR operations and one month of Nextel Mexico's SMR operations included in the Company's consolidated financial statements.

     Selling, general and administrative expenses increased $42.2 million to $49.6 million for the three months ended September 30, 1998, compared to $7.4 million for the three months ended September 30, 1997. The increase is attributable primarily to the effect of the Purchase Transactions as well as increased costs in the consolidated Operating Companies necessary to support their respective launches of commercial ESMR service, including sales, marketing and administrative support costs.

     Selling, general and administrative expenses are expected to continue to increase above the amounts recorded in the third quarter of 1998, primarily due to increased selling and marketing expenses associated with the launch of commercial ESMR service in Mexico City in September 1998 and expected increases in sales volumes in those markets where the Company has previously launched commercial ESMR service. The Company includes the loss resulting from the sale of digital subscriber units in selling, general and administrative expenses, as the loss represents a marketing cost. The Company expects to continue to offer partial subsidies and discounts on its sale and installation of digital subscriber units in programs designed to stimulate both new subscriber growth and the migration of subscribers from the Company's existing analog SMR systems to its ESMR networks. On a per subscriber basis and as a percentage of revenue, the Company expects selling and marketing costs associated with its ESMR networks business to decrease over time as it realizes the benefit of its initial marketing campaigns and improves the efficiency of its sales force. Additionally, the Company has instituted a number of cost-cutting initiatives that are expected to offset the increased cost of activities, including customer care and collections, necessary to support the expected higher sales volumes. See "-- Forward-Looking Statements."

     Depreciation and amortization expense increased $9.0 million to $13.7 million for the three months ended September 30, 1998, compared to $4.7 million for the three months ended September 30, 1997. The increase is attributable primarily to the effect of the Purchase Transactions and the commencement of commercial ESMR service in the Company's markets launched in 1998. The Company expects depreciation and amortization expense to increase significantly in future periods due to depreciation on fixed assets placed in service upon commencement of commercial ESMR service in its markets.

     Interest income decreased $1.3 million to $4.8 million for the three months ended September 30, 1998, compared to $6.1 million for the three months ended September 30, 1997. The decrease was attributable primarily to lower average outstanding cash, cash equivalent and marketable securities balances pending their application into the Company's capital expenditure program.

     Interest expense increased $13.4 million to $30.2 million for the three months ended September 30, 1998, compared to $16.8 million for the three months ended September 30, 1997. The increase is attributable primarily to interest expense associated with the March 1998 Notes.

     Loss from equity method investments increased $1.8 million to $4.2 million for the three months ended September 30, 1998, compared to $2.4 million for the three months ended September 30, 1997. The increase was attributable primarily to the effect of the Company's proportionate share of losses at J-Com and the increasing losses at Nextel Philippines more than offsetting the effect of the Purchase Transactions. As of September 30, 1998, the only Operating Companies being accounted for under the equity method were Nextel Philippines and J-Com.

     Other income totaling $5.5 million for the three months ended September 30, 1998 consists primarily of $7.9 million of foreign currency transaction gains recognized in Nextel Mexico resulting from the decrease in value of the Mexico peso relative to the U.S. dollar. Such gains were partially offset by foreign currency transaction losses in Nextel Brazil.

     Minority interest increased $3.8 million to $4.7 million for the three months ended September 30, 1998, compared to $0.9 million for the three months ended September 30, 1997. The increase is attributable primarily to the increase in both the net loss and minority ownership interest of Nextel Brazil.

     Income tax benefit increased $8.7 million to $10.0 million for the three months ended September 30, 1998, compared to $1.3 million for the three months ended September 30, 1997. The increase is attributable primarily to the effect of the Purchase Transactions and, to a lesser extent, increased tax net operating losses in Brazil.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred net losses of approximately $246.9 million from inception through September 30, 1998. These losses resulted from operating expenses required to support the development of the Company's wireless communications networks, other start-up costs and the fact that through September 30, 1998 only $39.6 million of consolidated revenues had been recognized. The Company expects to continue to incur increasing losses and negative operating cash flows as it continues to build out and upgrade its existing wireless communications networks.

     Prior to March 1997, funds necessary to finance the Company's activities were provided to the Company by its parent, which is an unrestricted subsidiary of Nextel Communications, in the form of equity contributions. Since March 1997 and through September 30, 1998, the Company's activities have been financed primarily with the net proceeds of the March 1997 Offering and the March 1998 Offering and, to a lesser extent, from vendor financing, including the existing equipment financing facilities obtained from Motorola, and the Argentina Credit Facility (as defined below). Nextel Communications is not obligated to provide any additional funding to the Company.

     Net cash used in operating activities for the nine months ended September 30, 1998 was approximately $122.1 million. Net cash used in investing activities for the nine months ended September 30, 1998 was approximately $360.9 million. Net cash provided by financing activities for the nine months ended September 30, 1998 was approximately $496.9 million. Working capital as of September 30, 1998 decreased to $183.1 million compared to $223.3 million at December 31, 1997. The cash used in operating activities during the nine months ended September 30, 1998 primarily represents cash used to fund operating losses and pay value-added taxes on the purchase of switches and other infrastructure equipment. The cash used in investing activities during the nine months ended September 30, 1998 primarily represented investments in the Operating Companies to fund the build-out of the Company's ESMR networks, to fund the Company's initial investment in Nextel Peru and J-Com and to acquire the remaining 50% interest in Nextel Argentina. The cash provided by financing activities during the nine months ended September 30, 1998 is primarily a result of the Company receiving approximately $387 million of net proceeds from the March 1998 Offering and borrowings by the Company under the Brazil Motorola Financing and the Argentina Credit Facility (each as defined below) of approximately $48.2 million and $52.0 million, respectively. As a result of the above activities, cash and cash equivalents increased approximately $14.0 million to approximately $173.8 million during the nine months ended September 30, 1998, compared to $159.8 million at December 31, 1997.

     As described in the 1997 Form 10-K, the Company has estimated that its funding requirements for fiscal year 1998 will be approximately $810 million (the "1998 Plan"). These amounts consist primarily of the costs of building the Company's ESMR networks, including the purchase of switches and other equipment, the acquisition of cell sites, the costs of constructing the networks and loading subscribers, the acquisition of licenses and investments and funding of operating losses. The Company has estimated that approximately $227 million of such requirements in fiscal year 1998 will be related to expenditures in Brazil, $161 million in Argentina, $152 million in Mexico, $29 million in Peru and $74 million in the Philippines. See 1997 Form 10-K, Part I, Item 1,
"Business -- 1998 Plan."

     Through September 30, 1998, the Company's total cash expenditures for its business activities described in the 1998 Plan were approximately $574 million. Such expenditures were consistent with the levels estimated by the Company in the 1998 Plan. The Company's total cash expenditures for the remainder of fiscal year 1998, however, may be subject to the effect of certain risks and uncertainties, as identified or referred to in the 1997 Form 10-K. See also
"-- Foward-Looking Statements."

     In June 1997 and October 1997, Motorola Credit entered into definitive agreements with each of Nextel Philippines and Nextel Brazil for financing the purchase of up to $14.7 million and $125 million of equipment and related services by Nextel Philippines (the "Philippines Motorola Financing") and Nextel Brazil (the "Brazil Motorola Financing"), respectively. In February 1998, Nextel Argentina entered into an $83 million senior secured credit facility, which facility, as amended on May 8, 1998 and September 30, 1998, was increased to $100 million (the "Argentina Credit Facility"). The terms and conditions of the Philippines Motorola Financing, the Brazil Motorola Financing and the Argentina Credit Facility are described in the 1997 Form 10-K. On August 27, 1998, Nextel International and Motorola Credit entered into the Motorola Bridge Financing Agreement, pursuant to which Motorola Credit agreed to provide up to $12 million in vendor financing to the Company for the purchase of equipment and related services by Nextel Philippines. See "--Fiscal Quarter Transactions and Developments."

     On November 11, 1998, Nextel International and Motorola Credit entered into the Motorola Financing Commitment, pursuant to which Motorola Credit agreed to provide up to $275 million in vendor financing to the Company and certain Operating Companies. The Motorola Financing Commitment was entered into pursuant to and to implement the memorandum of understanding entered into in November 1996 between the Company, Nextel Communications and Motorola. The availability of the loans under the International Motorola Financing is subject to a number of conditions including, the negotiation, execution and delivery of definitive agreements and the completion by Motorola Credit of its due diligence review of the Company and the Borrowing Affiliates. The parties contemplate negotiating and entering into definitive agreements implementing the terms of the Motorola Financing Commitment during the fourth quarter of 1998. See "--Post Fiscal Quarter-End Transactions and Developments." See also "-- Forward-Looking Statements."

     As of September 30, 1998, all of the $14.7 million available under the Philippine Motorola Financing had been borrowed, approximately $98.4 million had been borrowed under the Brazil Motorola Financing, with the remaining $26.6 million available for future borrowings and $0.3 million had been borrowed under the Philippines Motorola Bridge Financing, with the remaining $11.7 available for future borrowings. As of September 30, 1998, $52.0 million had been borrowed under Argentina Credit Facility, with the remaining $48.0 million available for future borrowings.

     The Company has not yet completed its business plan for 1999, and is still considering and assessing the potential alternative approaches to conducting business during 1999 that could be implemented by certain of the Operating Companies. Specifically, the Company currently anticipates that those Operating Companies that are controlled by the Company (or that rely substantially on the Company for further funding) will tailor their ESMR network related operations to be more responsive to the economic conditions prevailing in their respective market areas, and to the general availability of capital. However, based on its estimate of the funding required for the fourth quarter of 1998 and its preliminary assessment of the business activity and related cash needs of the Operating Companies that would arise if such Operating Companies implement a more conservative business plan for 1999 than that pursued during the first three quarters of 1998, the Company believes that it will have adequate funding to continue its operations into the latter half of 1999. Such assessment is based on the Company's assumed utilization of the remaining net proceeds from the March 1998 Offering, together with available cash, cash equivalents and marketable securities, and borrowings of amounts expected to be available under the Brazil Motorola Financing, the Argentina Credit Facility and the International Motorola Financing, to meet its assumed cash needs (including reasonably foreseeable capital expenditures, funding of operating losses and debt service obligations) during such period; however, there can be no assurance that such funds will be sufficient. Access to additional funding would allow the Company to pursue more aggressive growth strategies. See "-- Forward Looking Statements."

     The Company has taken and may continue to take various measures designed to conserve its available cash for use in funding its existing core ESMR network business activities, such as slowing expansion of its

ESMR networks into new market areas and minimizing or eliminating certain discretionary expenditures. However, if (among other things) the Company's plans change, its assumptions regarding its funding needs associated with any further build-out, expansion and enhancement of its ESMR network at the Operating Company level prove to be inaccurate, the other shareholders in certain of the Operating Companies do not fund their expected capital requirements, it increases its existing equity ownership interests in certain of the Operating Companies beyond those currently contemplated, it experiences growth in its business or subscriber base greater than or less than that which is currently anticipated, it experiences unanticipated costs or competitive pressures, the Operating Companies are unable to access funds under the Brazil Motorola Financing, the Argentina Credit Facility and/or the International Motorola Financing, or the remaining net proceeds from the March 1998 Offering, together with any other funds available to the Company and the Operating Companies or any other borrowings, otherwise prove to be insufficient to meet cash needs, the Company may be required to seek additional capital sooner than currently anticipated. The availability of borrowings under the Brazil Motorola Financing, the Argentina Credit Facility and the International Motorola Financing are subject to the satisfaction or waiver of certain conditions.

     The Company will also require significant additional capital to fund the build-out of new ESMR networks in the Company's licensed markets, any significant further expansion and enhancement of its existing ESMR networks, the acquisitions of additional licenses and investments in new markets and will need to rely on external sources of financing to fund its operating losses and for other general corporate purposes until its operations begin to generate positive cash flows. The Company is currently assessing its capital needs and exploring potential financing sources to meet such needs. The Company anticipates that it will be required to seek to raise additional capital from public or private equity or debt markets to fund such future capital needs. The Company may seek to obtain financing from various sources, including vendor financing provided by equipment suppliers (including the International Motorola Financing), project financing from commercial banks and international agencies such as International Finance Corporation and Overseas Private Investment Corporation and bank lines of credit. To the extent the Company issues debt, its leverage and debt service obligations will increase. Additionally, the Company and certain of the Operating Companies may incur indebtedness only in compliance with the terms of covenants contained in the indentures governing the March 1997 Notes and the March 1998 Notes. There can be no assurance that the Company will be able to raise any such capital on satisfactory terms, if at all. If the Company is unable to obtain such additional capital, or to obtain it on acceptable terms and in a timely manner, the Company would be required to curtail its operations significantly and to reduce the scope of its presently anticipated build-out, expansion and enhancement of its ESMR networks. Any such actions would have a material adverse effect on the Company's financial condition and results of operation, including its ability to meet its debt service and working capital requirements. See "-- Forward-Looking Statements."

     As of September 30, 1998, the Company owned 100% of Nextel Mexico and Nextel Argentina, 81% of Nextel Brazil (or approximately 77% of Nextel S.A.) and 70.1% of Nextel Peru (which decreased to 62.1% as of October 30, 1998). The Company's other non-cash assets consist primarily of minority ownership interests in Nextel Philippines and J-Com, passive minority investment stakes in the Shanghai GSM System and Clearnet. Even though the Company participates in the management of the Operating Companies (except for Clearnet and the Shanghai GSM System) and has certain contractual rights designed to protect its interests as a minority shareholder, it cannot control the outcome of matters submitted to the shareholders of the Operating Companies in which it has less than a majority interest. In addition, the Company may be unable to access the cash flow of its affiliated companies because (i) it does not have the requisite control to cause such entities to pay dividends and (ii) substantially all of such entities are parties to or expected to become parties to vendor financing or other borrowing agreements that severely restrict the payment of dividends, and such entities are likely to continue to be subject to such restrictions and prohibitions for the foreseeable future. The existing Brazil Motorola Financing, the Philippines Motorola Financing and the Argentina Credit Facility restrict the payment of dividends to the Company by the Operating Companies that have debt outstanding thereunder. Any future vendor or bank financings are likely to include similar covenants restricting the payment of dividends. See 1997 Form 10-K, Part I, Item 1, "Business -- Risk Factors -- Substantial Indebtedness; Ability to Service Debt; Refinancing Risks."

YEAR 2000 COMPLIANCE

     GENERAL. The "Year 2000 issue" arises as a result of the potential inability of some computer software to interpret correctly any date after December 31, 1999 in entries in which the year is represented by two digits rather than four. Any such failure could result in data processing errors or miscalculations, and consequently, interruption in services, operations, customer billing and other date-sensitive processes.

     Many of the Company's administrative and accounting services are performed for the Company by Nextel Communications. Additionally, many of the Company's third party vendors are also vendors to Nextel Communications. Accordingly, in these instances the Company has coordinated its assessment of its status toward compliance with the Year 2000 issue with Nextel Communications, and any reference in this section to the Company's initiatives and plans in such instances should be read and understood to include those of Nextel Communications.

     STATE OF READINESS. The Company has taken or is scheduled to take actions that are designed to assure that it addresses any Year 2000 issues by the end of the third quarter of 1999. The Company's ability to reach its Year 2000 issue compliance goal, however, is and will continue to be dependent on the parallel efforts of Nextel Communications and certain third party vendors, suppliers, subcontractors to and business partners of Nextel Communications and the Company. Certain of these third party vendors, suppliers, subcontractors and business partners are not yet Year 2000 issue compliant and some of them also have not yet provided Nextel Communications and the Company with detailed action plans and timetables for achieving compliance with all Year 2000 issues by the Company's timetable. The Company is in the process of contacting and obtaining from such third parties relevant details and schedules concerning their contemplated development of applications that comply with the Year 2000 issue for use in its operations and systems. In particular, the Company relies on services and products offered by the following third parties: Motorola for system infrastructure and subscriber handsets; MiBAS, an affiliate of Motorola, for software for front-end order entry and provisioning systems; LHS Group Inc. for certain Operating Companies' billing systems; The Vantive Corp. for order entry systems; Oracle Corp., which provides information systems, development tools and database management used to support Nextel Communications' human resources functions performed for the Company and the Company's financial systems; and Hewlett-Packard, Inc., for computer hardware and UNIX operating systems.

     Nextel Communication has identified five phases to assist it and the Company in defining the status of their progress toward Year 2000 issue compliance. The five phases are (i) awareness -- locating, listing and prioritizing specific Information Technology ("IT") that is potentially subject to Year 2000 issues; (ii) assessment -- determining the level of risk of Year 2000 issues that exist on the Company's systems through inquiry, research and testing; (iii) renovation -- determining and resolving Year 2000 issues that were identified in previous phases through replacement, upgrade or repair and planning for the scheduled implementation of the selected Year 2000 compliant resolution; (iv) validation -- testing, monitoring, certification and verification of the correct manipulation of dates and date-related data on non-IT and IT systems, including those of material third parties; and (v) implementation -- installing and integrating the application of Year 2000 issue compliant resolutions by replacement, upgrade or repair of non-IT and IT systems, including those of material third parties.

     As of September 30, 1998, the Company was for the most part in the assessment phase with respect to its non-IT devices and/or systems containing embedded circuitry and in various phases ranging from awareness through implementation for its IT systems and issues relating to third parties with which the Company maintains a material relationship.

     Representatives of the Company participate as members, with respect to Year 2000 issues of the Operating Companies, on the Year 2000 issues committee established by Nextel Communications. Nextel Communications's Year 2000 committee consists of employees across the functional and divisional departments within Nextel Communications and its subsidiaries, including the Company, and who are responsible for assisting in identification, assessment and remediation of Year 2000 issues. In addition, the committee includes representatives from certain of the material third parties identified above and outside consultants Nextel Communications has retained to advise and support the committee in tasks related to its and the

Company's Year 2000 issues. Members of the Year 2000 committee provide weekly status reports regarding the progress of ongoing activities and performances against plan by the relevant functions and divisions.

     THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES. Based on information developed to date as a result of the Company's assessment efforts, the Company believes that the costs of upgrading or replacing its systems and equipment or modification of certain software applications will not have a material effect on the Company's liquidity, financial condition or results of operation. To date, the Company has not deferred any specific projects, goals or objectives relating to its operations as a result of implementing the Company's Year 2000 issue compliance efforts.

     The analog SMR networks and related systems of the Operating Companies, however, have not yet been thoroughly assessed for potential Year 2000 issues, nor has the Company formulated any estimate of the types or magnitude of the remediation measures that might be required with respect to such analog SMR operations. Moreover, the historical business records of the Operating Companies (and their predecessors in interest), in particular those relating to such analog SMR operations and related network infrastructure and subscriber equipment and systems, are not believed to be complete, and it also may be difficult or impossible to verify their accuracy, with respect to periods prior to their acquisition by the Company. Accordingly, the measures that might be required to assess potential Year 2000 issues affecting the analog SMR businesses conducted by the Operating Companies (such as actual visits to antenna sites to physically inventory and inspect individual items of transmission and reception equipment) and to effect any required remediation of Year 2000 issues discovered may make it uneconomic for the Company to pursue such activities. The Company may instead elect alternative courses of action, such as (i) terminating the provision of analog SMR services in certain market areas, (ii) addressing and resolving particular Year 2000 issues affecting the provision of analog SMR service subsequent to their identification, or (iii) limiting or curtailing analog SMR services to the extent required to accommodate unresolved Year 2000 issues. These "legacy system" matters relate exclusively to operations other than the Company's ESMR network operations, all of which have been launched within the past several years and, therefore, do not present comparable problems associated with any incompleteness or inaccuracy of historical records and information compiled or maintained by prior owners. Given the steadily decreasing importance of the Operating Companies' analog SMR businesses to the Company's overall operations, the Company does not believe that the effect of any Year 2000 issues on the Operating Companies' analog SMR businesses would be likely to result in a material adverse effect on the Company's liquidity, financial condition or results of operations.

     THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES. Subject to the foregoing, the Company does not anticipate delays and postponements in finalizing and implementing Year 2000 issue resolutions by the end of the third quarter of 1999. Until the Company's renovation and validation phases are substantially complete, however, the Company cannot fully and accurately estimate the uncertainty of its Year 2000 issues. Moreover, any failure by Nextel Communications or by third parties that have a material relationship with the Company to achieve full compliance with their respective Year 2000 issues may be a potential risk if such failure adversely impacts the ability of such parties to provide any products or services that are critical to the Company's operations. Finally, where the Company is not in a position to validate or certify that technology provided by third parties is Year 2000 compliant, the Company is seeking to obtain assurances from such third parties that their systems are or will be Year 2000 issues compliant no later than the end of the third quarter of 1999. If these third parties fail to address Year 2000 issues appropriately, there could be a materially adverse effect on the Company's financial condition and results of operations. Such risks include, but are not limited to: (i) inability of subscribers to make or receive phone calls; (ii) inability of sites, switches and other interfaces to accurately record call details of subscriber phone calls; and (iii) inability of billing systems to report and bill subscribers accurately for phone usage. Other risks associated with the failure of the Company or material third parties to develop and deploy Year 2000 issues solutions in a timely and successful manner involve or result in conditions that could preclude the Company from (a) obtaining equity or debt financing; (b) deploying an alternative technology that is Year 2000 compliant;
(c) commencing commercial service in new markets, expanding service in existing markets or introducing new services in existing markets; (d) pursuing additional business opportunities.

     The Company cannot independently assess the impact of Year 2000 risks, issues and compliance activities and programs involving operators of public switched telecommunications networks ("PSTNs") or other service providers (such as electric utilities). The Company, therefore, must rely on the respective PSTN's and utility providers' estimates of its own Year 2000 issues and the status of such PSTN's related compliance activities and programs in the Company's own Year 2000 issue assessment process. The Company has considered that certain of its customers, suppliers and operations located in foreign countries may not be at the same advanced level of awareness or assessment of the Year 2000 issues as their U.S. counterparts, consequently resulting in delays and lag in remediation efforts. Because the Operating Companies' systems will be interconnected with PSTNs in their respective countries and will be dependent upon the systems of other service providers, any disruption of operations in the computer programs of such PSTNs or service providers will have an impact on the Company's network. Moreover, to the extent that such PSTNs or other service providers fail to address their respective Year 2000 issues in a timely manner, any resulting disruption in the Company's service could have a materially adverse effect on the Company's operations.

     THE COMPANY'S CONTINGENCY PLANS. The Company has not completed all systems and software testing in its critical systems nor has it been advised of the completion of such activities by Nextel Communications or all third party vendors of critical products and services. As a result, the Company has not fully assessed its exposure from potential Year 2000 issues noncompliance. The Company has not yet determined whether it will require, and thus has not developed Year 2000 issues contingency plans. Following testing of the Company's critical systems, the Company will evaluate alternative plans designed to address various potential business interruptions that may occur as a result of noncompliance. Additionally, because contingency plans may also be provided by third parties, resulting from any anticipated failure on their part to be Year 2000 issues compliant, the Company will have to assess development of appropriate alternative solutions advanced by any such third party to determine its effectiveness and likely impact on the Company.

FORWARD-LOOKING STATEMENTS

     "SAFE HARBOR" STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. A number of the matters and subject areas discussed in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not historical or current facts deal with potential future circumstances and developments. The discussion of such matters and subject areas is qualified by the inherent risks and uncertainties surrounding future expectations generally, and also may differ materially from the Company's actual future experience involving any one or more of such matters and subject areas. The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from the Company's current expectations regarding the relevant matter or subject area. The operations and results of the Company's business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified in the 1997 Form 10-K, Part I, Item 1,
"Business -- Risk Factors," including, but not limited to, general economic conditions in Latin America and Asia as a result of the recent Asian economic crisis and in the market segments that the Company is targeting for SMR and ESMR commercial services, the substantive terms of or associated with any international financial aid package that may be made available to any country in which the Operating Companies operate (including Brazil), future legislation or regulation by governmental entities in the markets in which the Operating Companies conduct their business, the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet the Company's service deployment and marketing plans and customer demand, the volatility and uncertain availability of equity and debt financing in domestic and international capital markets and the Company's access to sufficient debt and equity financing to meet the Company's operating and financial needs, the successful deployment and performance of the iDEN technology, the ability to achieve market penetration and average subscriber revenue levels sufficient to provide financial viability to the Company's wireless communications business, the Company's ability to accomplish required scale-up of its billing, customer care and similar administrative support timely and successfully to keep pace with anticipated customer growth and increased system usage, the quality and price of similar or comparable wireless communications services offered or to be offered by the Company's competitors in each market, including providers of cellular and personal communications services, other wireless communications services or telecommunications generally and other risks and uncertainties described from time to time in the Company's reports filed with the Securities and Exchange Commission (the "Commission").

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS.

     On October 30, 1998, pursuant to the dispute resolution provisions of the Philippines Partner Agreements, the Company commenced arbitration proceedings in Hong Kong against Jetcom, Inc. ("Jetcom") and Foodcamp Industries and Marketing, Inc. ("Foodcamp"), two of the local shareholders of Nextel Philippines, in which the Company asserts that such shareholders have failed to perform their respective obligations under the Philippines Partner Agreements. The Company served Jetcom with a Notice of Demand for Arbitration and is currently in the process of serving Foodcamp with a notice. The Company seeks equitable and legal relief, including, but not limited to, compensatory damages and injunctive relief.

     Pursuant to the Nextel Philippines' application for an extension of its provisional authority to operate its wireless communications network using its licensed frequencies in the Philippines ("PA"), the National Telecommunications Commission of the Philippines Department of Transportation and Communications (the "NTC") issued on March 18, 1998 an order extending the Nextel Philippines' PA an additional year to January 20, 1999 (the "Extension Order"). The language of the Extension Order contained a reference to Nextel Philippines' "Integrated
Dispatch Enhanced Network (IDEN) [sic]. . . . which can function as a trunk radio system and can work also as a cellular system (full-duplex transmission)" (emphasis added). In June and July of 1998, a number of the Philippine cellular mobile telephone companies filed proceedings (which have since been consolidated into one proceeding) with the NTC asserting that (a) the Extension Order improperly expanded Nextel Philippines' authority to provide cellular mobile telephone services ("CMTS") and (b) if Nextel Philippines was indeed authorized to operate CMTS, then Nextel Philippines should be required to meet the other obligations applicable to CMTS operators, including certain obligations to build out local exchange lines. Nextel Philippines has responded by asserting that (a) its PA does not authorize Nextel Philippines to provide CMTS services, (b) by operating trunk radio services using the iDEN technology it is not providing CMTS services and (c) the Extension Order does not expand its PA by authorizing it to provide CMTS services. Although the Company cannot predict the outcome of this proceeding, the Company believes that the claims against Nextel Philippines are without merit and Nextel Philippines intends to vigorously defend against them.

     The Company is also involved in certain legal proceedings, as described in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998. During the three months ended September 30, 1998, there were no material changes in the status or developments regarding such legal proceedings.

     Other than the proceedings described above, neither the Company nor the Company's subsidiaries are party to any material litigation.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The following matters were submitted to a vote and approved by the Company's then-sole shareholder during the quarter ended September 30, 1998:

          (a) On July 10, 1998, by written consent in lieu of a special meeting of shareholders, the Company's then-sole shareholder approved (i) the amendment of the Company's 1997 Stock Option Plan to (A) change the name of the plan to "Nextel International, Inc. 1997 Stock Option Plan," (B) increase the number of shares of common stock authorized for issuance under the plan from 1,825,000 to 1,975,000, and (C) add provisions relating to stock option grants to residents of California; and (ii) the amendment of the Company's articles of incorporation to (A) amend certain terms of the Company's Series A Redeemable Exchangeable Preferred Stock and the Company's Series B Redeemable Preferred Stock and (B) provide that as long as the Company is not a public company, any action required or permitted to be taken at a shareholders meeting may be taken by a written consent of the shareholders of the Company holding in the aggregate the minimum number of shares required to take such action at a meeting in which all shares entitled to vote on the action were present and voted, each such amendment to the Company's articles of incorporation as previously disclosed and described in the Company's

     Registration Statement of Form S-4 (No. 333-55877), as amended, originally filed with the Commission on June 3, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) List of Exhibits.

EXHIBIT NO.                             EXHIBIT DESCRIPTION
-----------                             -------------------
    10.1            Amendment No. 2, dated September 30, 1998, among Nextel
                    Argentina S.R.L., the Lenders named therein and the Chase
                    Manhattan Bank as Administrative Agent.
    10.2            Agreement, dated as of August 21, 1998, by and between ACCRA
                    Investments Corporation and Top Mega Enterprises, Ltd.
    10.3            Master Equipment Financing Commitment Letter and Term Sheet
                    dated November 11, 1998 between Motorola Credit Corporation and Nextel International, Inc.
     *27            Financial Data Schedule.

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

                                          NEXTEL INTERNATIONAL, INC.

                                          BY:     /s/ BYRON R. SILIEZAR
                                            ------------------------------------
                                                     Byron R. Siliezar
                                               Vice President and Controller
                                               (Principal Accounting Officer)

November 16, 1998

                                 EXHIBIT INDEX

EXHIBIT NO.                             EXHIBIT DESCRIPTION
-----------                             -------------------
    10.1            Amendment No. 2, dated September 30, 1998, among Nextel
                    Argentina S.R.L., the Lenders named therein and the Chase
                    Manhattan Bank as Administrative Agent.
    10.2            Agreement, dated as of August 21, 1998, by and between ACCRA
                    Investments Corporation and Top Mega Enterprises Ltd.
    10.3            Master Equipment Financing Commitment Letter and Term Sheet
                    dated November 11, 1998 between Motorola Credit Corporation and Nextel International, Inc.
     *27            Financial Data Schedule.

---------------
* Submitted only with the electronic filing of this document with the Commission pursuant to Regulation S-T under the Securities Act of 1933, as amended.