Form 10-K405
period 1998-12-31
NEXTEL INTERNATIONAL INC
filed 1999-03-31
CIK 1037016

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

    [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998,
                                    OR
   [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM TO
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The registrant's common equity securities are not publicly traded, and accordingly, no aggregate market value of the registrant's common equity is available.

     On March 15, 1999, the number of shares outstanding of the registrant's Common Stock, no par value, was 36,523,679.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           NEXTEL INTERNATIONAL, INC.

                               TABLE OF CONTENTS

 ITEM                                                                  PAGE
 ----                                                                  ----
                                  PART I
1.       Business....................................................    2
2.       Properties..................................................   47
3.       Legal Proceedings...........................................   47
4.       Submission of Matters to a Vote of Security Holders.........   48
                                  PART II
5.       Market for the Registrant's Common Stock and Related
         Security Holder Matters.....................................   49
6.       Selected Consolidated Historical Financial Data.............   50
7.       Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   51
7A.      Quantitative and Qualitative Disclosures about Market
         Risk........................................................   66
8.       Financial Statements and Supplementary Data.................   67
9.       Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................   67
                                 PART III
10.      Directors and Executive Officers of the Company.............   68
11.      Compensation of Executive Officers and Directors............   70
12.      Security Ownership of Certain Beneficial Owners and
         Management..................................................   74
13.      Certain Relationships and Related Transactions..............   75
                                  PART IV
14.      Exhibits, Financial Statement Schedules and Reports on Form
         8-K.........................................................   77

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Unless the context requires otherwise, the terms "Company" and "Nextel International" refer to Nextel International, Inc. (formerly McCaw International, Ltd.) and the Operating Companies (as defined below) and all references herein to "Nextel Brazil" refer to McCaw International (Brazil), Ltd. and its subsidiaries and affiliates. The Company is an indirect, substantially wholly owned subsidiary of Nextel Communications, Inc. ("Nextel Communications"). Except as otherwise indicated, all dollar amounts are expressed in U.S. dollars and references to "dollars" and "$" are to U.S. dollars. All consolidated historical financial statements contained herein are prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and are presented in U.S. dollars.

     Unless indicated otherwise, the information contained herein (other than the financial statements included herein) gives effect to the following transactions: (i) the issuance of 82.54 shares of the Company's Series A Redeemable Exchangeable Preferred Stock, par value $10.00 per share (the "Series A Preferred Stock"), to a wholly owned subsidiary of Nextel Communications for consideration of $8,254,000 on March 12, 1998; (ii) the transfer to the Company by a wholly owned subsidiary of Nextel Communications of 6,777,778 Class D Shares of Clearnet Communications Inc. ("Clearnet") in exchange for 906.32 shares of Series A Preferred Stock on March 12, 1998; (iii) the acquisition by the Company of the remaining 50% equity interest in the holding company for Nextel Argentina S.R.L. ("Nextel Argentina," formerly McCaw Argentina S.A.) on January 30, 1998 for $46 million; (iv) the acquisition by the Company of a 70.1% equity interest in Nextel del Peru, S.A., a Peruvian company ("Nextel Peru," formerly Valorcom S.A.), on January 29, 1998 for $27.9 million; and (v) the purchase by the Company of an equity interest in J-Com Co., Ltd. ("J-Com") on March 17, 1998 for a purchase price of 77.2 million yen (approximately $593,000 based on the exchange rate on the date of purchase) and a shareholder loan of
4.1 billion yen to J-Com (approximately $31.5 million based on the exchange rate on the date of purchase). As a result of these transactions, the Company currently owns 100% of the outstanding capital stock of Nextel Argentina, approximately 62.1% of the outstanding capital stock of Nextel Peru (giving effect to the exercise of a put by the Company and the dilution of a minority shareholder of Nextel Peru as described further herein), a 21% equity interest in J-Com and an approximately 15% equity interest in Clearnet. See "-- Fiscal Year 1998 Transactions and Developments."

GENERAL

     Nextel International, through its operating subsidiaries and affiliates, provides wireless communications services in five of the largest cities in Latin America and three of the largest cities in Asia. As of December 31, 1998, the Company's markets covered approximately 373 million people, approximately 131 million of which were in Latin America. On a proportionate basis, based on the Company's ownership interests as of December 31, 1998, the Company's markets covered approximately 175 million people, approximately 115 million of which were in Latin America. Nextel International is the largest specialized mobile radio ("SMR") service provider in Brazil and Mexico, and holds the largest SMR channel position in Argentina.

     The Company's strategy is focused on using its SMR channel positions in its principal markets, together with Nextel Communications' experience and supplier relationships, to upgrade its services from analog dispatch to digital enhanced specialized mobile radio ("ESMR") services and to continue to build out its ESMR networks in its principal markets. The Company intends to use "iDEN(R)" (integrated Digital Enhanced Network) technology developed by Motorola, Inc. ("Motorola") to provide its ESMR services. During 1998, the Company, through its operating subsidiaries or affiliates, launched commercial ESMR service under the brand name "Nextel(TM)" in Sao Paulo and Buenos Aires in the second quarter of 1998, Rio de Janeiro, Manila and Mexico City in the third quarter of 1998 and Rosario, Argentina in the fourth quarter of 1998. Additionally, the Company's Japanese affiliate, J-Com, introduced a multi-functional commercial ESMR service under the brand name "NEXNET(TM)" in the Kanto region of Japan (which includes Tokyo) in the second half of 1998. The Company plans to launch commercial ESMR service in the greater Lima area during the second half of 1999. The timing of the Company's currently planned launch schedule depends on a number of factors, some of which are beyond the Company's control. See "-- The Company's Operations and Investments."

     The Company owns majority controlling interests in wireless communications services companies in Brazil, Mexico, Argentina and Peru and owns equity interests and actively participates in the management of wireless communications services companies in the Philippines and Japan. In addition, the Company owns an approximately 15% equity interest in Clearnet, a Canadian wireless communications services company, and has a contractual right through its Chinese joint venture to receive 12.1% of the profits generated by a Global System for Mobile communications ("GSM") network in Shanghai, China (the "Shanghai GSM System"). The wireless communications services companies that the Company owns or has interests in and the right to receive profits in the Shanghai GSM System are referred to herein as the "Operating Companies." The Company does not actively participate in the day-to-day management or in the formulation of the business plans or policies of Clearnet or the Shanghai GSM System and considers them passive investments.

     As of December 31, 1998, Nextel's proportionate share of international digital subscriber units in service, based on its ownership interests in the Operating Companies, was estimated to be approximately 166,500, which includes total digital subscriber units (comprised of ESMR, personal communications services ("PCS") and GSM units) on networks currently in operation in Argentina, Brazil, Canada, Japan, Mexico, the Philippines and Shanghai, China. As of December 31, 1998, total international digital subscriber units in service for the Operating Companies was estimated to be approximately 618,800.

     Nextel International is an indirect, substantially wholly owned subsidiary of Nextel Communications, which is the largest provider of SMR and ESMR services in the United States. Nextel Communications offers a differentiated, integrated package of digital wireless communications services primarily to business users. At December 31, 1998, the Nextel Communications digital network, provided coverage in various markets throughout the United States, including in and around 91 of the top 100 metropolitan statistical areas ("MSAs") in the United States. Nextel Communications' largest shareholders include certain entities controlled by Craig O. McCaw, the founder of McCaw Cellular Communications, Inc. (now AT&T Wireless Services, Inc.), and Motorola. Nextel Communications files periodic and other reports with the Securities and Exchange Commission (the "Commission") pursuant to the requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). More detailed and specific information concerning Nextel Communications is contained in such Exchange Act reports.

     The Company's principal executive office is located at 1191 Second Avenue, Suite 1600, Seattle, Washington 98101, and its telephone number at that location is (206) 749-8000.

FISCAL YEAR 1998 TRANSACTIONS AND DEVELOPMENTS

     ARGENTINA ACQUISITION. On January 30, 1998, the Company acquired the remaining 50% equity interest in the holding company for Nextel Argentina for $46 million (the "Argentina Acquisition").

     ARGENTINA CREDIT FACILITY. As of February 27, 1998, Nextel Argentina entered into an $83 million senior secured credit facility with The Chase Manhattan Bank, as Administrative Agent, which facility, as amended, was increased to $100 million (the "Argentina Credit Facility"). Borrowings under the Argentina Credit Facility are subject the satisfaction or waiver of certain borrowing conditions. Loans under the Argentina Credit Facility bear interest at a rate equal to either (i) the ABR plus 2.75% (ABR is the highest of the prime rate, the base CD rate plus 1% or the federal funds rate plus 0.5%) or (ii) the Eurodollar rate plus 3.75% (the Eurodollar rate is the LIBO rate multiplied by the statutory reserve rate). The loans under the Argentina Credit Facility will be repaid in quarterly installments beginning September 30, 2000 and ending March 31, 2003.

     In March 1999, Nextel Argentina notified the Administrative Agent under the Argentina Credit Facility of its anticipated noncompliance with certain financial covenants under such facility applicable in the first quarter of 1999. Nextel Argentina received a waiver from the lenders under such facility with regard to such covenants for the first quarter of 1999 and is currently in negotiations with such lenders regarding an amendment to the Argentina Credit Facility to modify the covenants in question for future quarters. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     PERU ACQUISITION AND PUT. On January 29, 1998, the Company purchased 70.1% of the common equity of Nextel Peru, for $27.9 million (the "Peru Acquisition"), $23.8 million of which represented new capital to be contributed to Nextel Peru to finance the expansion, upgrade and operation of its wireless services business. Nextel Peru currently offers analog SMR and dispatch-only ESMR services in the greater Lima area and holds licenses covering 130 SMR channels in its coverage area.

     In August 1998, the Company gave notice to Motorola International Development Corporation ("Motorola International"), an indirect wholly owned subsidiary of Motorola and the holder of a minority equity interest in Nextel Peru, of the Company's exercise of its option to sell a portion of the Company's shares of Nextel Peru to Motorola International (the "Nextel Peru Put Transaction"). Pursuant to the agreement between the Company and Motorola International, the Company had the right to sell to Motorola International shares representing approximately 10% of the outstanding shares of Nextel Peru for a purchase price of approximately $6.0 million. The Nextel Peru Put Transaction was consummated on October 30, 1998. Additionally, as a result of the decision of the other minority shareholder of Nextel Peru not to contribute his pro rata share of capital contributions to Nextel Peru subsequent to the Peru Acquisition, such shareholder's equity interest in Nextel Peru has been diluted and the Company's and Motorola International's respective equity interest in Nextel Peru have increased. Immediately following the closing of the Nextel Peru Put Transaction, and giving effect to the dilution of the other minority shareholder, the Company and Motorola International held approximately 62.1% and 30.9%, respectively, of the outstanding shares of Nextel Peru.

     PHILIPPINES DEVELOPMENTS. In April 1998, the Company entered into agreements (the "Philippines Partner Agreements") with the three groups of local shareholders of Infocom Communications Network, Inc. ("Nextel Philippines"), including the Gotesco group (the "Gotesco Group," and together with the other local shareholders, the "Philippines Shareholders"), which held a 20% interest in Nextel Philippines. Pursuant to the Philippines Partner Agreements, among other things, the Gotesco Group obtained the right to put its 20% interest to the Company for approximately $9.4 million, beginning in January 1999 (the "Gotesco Put") and the Company had the right to purchase the Gotesco Group's 20% interest for approximately $11.6 million, if the Gotesco Group did not exercise the Gotesco Put. On June 26, 1998, the Company and the Gotesco Group entered into an Agreement to Accelerate Put Rights (the "Gotesco Put Acceleration Agreement") pursuant to which the exercise date of the Gotesco Put was accelerated from January 1999 to August 21, 1998. Pursuant to the Gotesco Put Acceleration Agreement, the Company agreed to pay the Gotesco Group $9,000,000 for the shares covered by the Gotesco Put in three installments: (i) $500,000 upon the delivery of irrevocable proxies covering the voting rights on the shares of Nextel Philippines owned by the Gotesco Group; (ii) $500,000 to the Gotesco Group upon the conclusion of the Nextel Philippines annual shareholder meeting, provided that the Gotesco Group's shares of Nextel Philippines were voted in favor of the corporate governance provisions of the Philippines Partner Agreements at such annual meeting; and (iii) $8,000,000 upon the transfer of the shares covered by the Gotesco Put to a qualified third-party purchaser in accordance with Philippines law. The first two installments were paid on June 26, 1998 and July 13, 1998, respectively. On August 21, 1998, Gamboa Holdings, Inc. ("Gamboa Holdings"), which is 60% owned by ACCRA Investments Corporation, a corporation organized under the laws of the Philippines and owned by Philippine nationals ("ACCRAIN"), and 40% owned by an indirect subsidiary of the Company, delivered the final installment of $8,000,000 to the Gotesco Group and the Gotesco Group delivered the shares covered by the Gotesco Put to Gamboa Holdings. As a result of Gamboa Holdings's acquisition of the Gotesco Group's shares of Nextel Philippines, the Company's aggregate equity interest in Nextel Philippines, which includes its direct and indirect holdings, increased from 30% to 38%. See "-- The Company's Operations and Investments -- Corporate
Governance -- Philippines."

     MARCH 1998 OFFERING. On March 12, 1998, the Company completed a private placement offering (the "March 1998 Offering") of its 12 1/8% Senior Discount Notes due 2008 (the "March 1998 Notes"). The March 1998 Offering generated aggregate net proceeds to the Company of approximately $387 million. The

March 1998 Notes are noncallable for five years and require no cash interest payments for the first five years. The March 1998 Notes were sold pursuant to an exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"). On September 10, 1998, the Company completed an exchange offer in which the March 1998 Notes were exchanged for substantially identical securities issued pursuant to a registration statement declared effective by the Commission on August 4, 1998.

     ISSUANCE OF PREFERRED STOCK. On March 12, 1998, in connection with the March 1998 Offering, a wholly owned subsidiary of Nextel Communications transferred to the Company 6,777,778 Class D Shares of Clearnet in exchange for
906.32 shares of Series A Preferred Stock (the "Clearnet Transaction"). As a result of the Clearnet Transaction, the Company currently owns 583,104 Class A Shares and 7,790,741 Class D Shares of Clearnet (each Class D Share is convertible at the option of the holder into one Class A Share). Additionally, the Company issued 82.54 shares Series A Preferred Stock to the same wholly owned subsidiary of Nextel Communications for consideration of $8,254,000.

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

     JAPAN ACQUISITION. On March 17, 1998, the Company purchased a 21% equity interest in J-Com, a digital SMR provider in Japan ("J-Com"), for a purchase price of 77.2 million yen (approximately $593,000 based on the exchange rate on the date of purchase) (the "Japan Acquisition"). The Company also provided a shareholder loan of 4.1 billion yen (approximately $31.5 million based on the exchange rate on the date of purchase) to J-Com. J-Com has a contractual right to provide service in Japan under a sublicense covering more than 125 million people. DJSMR Business Partnership, a Japanese partnership in which an affiliate of Motorola is the majority partner, holds a 49% equity interest in J-Com. The remaining equity interests in J-Com are held by Nichimen Corporation, an investment firm ("Nichimen"), which holds a 25% equity interest, and ORIX Corporation, a leasing firm ("ORIX"), which holds a 5% equity interest.

     INDONESIA OPTION. On June 26, 1998, the Company and PT Gunung Sewu Kencana ("GSK") agreed to amend the preliminary agreement entered into by the two parties in connection with the Company's right to purchase a 37.5% interest in PT Mitra Kencana Telekomunindo ("MKT"), an Indonesian SMR licenseholder owned by GSK, to extend the deadline for receipt of regulatory approvals from June 30, 1998 to December 31, 1998. MKT's preliminary SMR license became permanent in December 1998. Additionally, the Company and MKT received the government approvals required for the Company to invest in MKT in December 1998. Although the Company believes that MKT presents it with significant opportunities to expand its SMR network in Asia, the Company is evaluating the merits and risks of an investment in MKT in light of the current economic and political conditions in Indonesia, in particular, and the economic conditions in Asia generally. The Company plans to decide whether to exercise the option in MKT by the end of the second quarter of 1999.

     ORGANIZATIONAL AND MANAGEMENT CHANGES. During fiscal year 1998, the Company announced a series of organizational and management changes. The Company named Brian A. Vincent, formerly Vice President of Business Development of the Company, as its President, Asia-Pacific Region, and Jose Felipe as its President, Latin America Region. Additionally, the Company named Byron R. Siliezar as Vice President and Controller.

     Since the end of fiscal year 1998, the Company has effected other significant management changes. See "-- Post Fiscal Year-End Transactions and Developments -- Management Changes."

     PHILIPPINES MOTOROLA BRIDGE FINANCING. On August 27, 1998, Nextel International and Motorola Credit Corporation ("Motorola Credit") entered into a financing agreement (the "Motorola Bridge Financing Agreement"), pursuant to which Motorola Credit agreed to provide up to $12 million in term loans to the Company to (i) finance the cost of iDEN(R) equipment and related services (including ancillary products and services) purchased from Motorola by Nextel Philippines and (ii) to reimburse the Company for payments made by the Company to Motorola for the purchase of iDEN(R) equipment and related services for the benefit of Nextel Philippines (the "Philippines Motorola Bridge Financing"). Loans under the Philippines Motorola Bridge Financing were unsecured, bore interest at rates based upon the U.S. prime rate plus 2.5% and were repayable, together with accrued and unpaid interest, in one installment on December 31, 1998 (which was extended to February 1999). As of December 31, 1998, borrowings under the Philippines Motorola Bridge Financing totaled $8.6 million. In February 1999, the Company repaid the Philippines Motorola Bridge Financing with a portion of the proceeds from the International Motorola Financing Facility (as defined below). See "-- Post Fiscal Year-End Transactions and Developments."

     SHANGHAI DEVELOPMENTS. Prior to September 1998, China United Telecommunications, Ltd. ("Unicom") had requested that Shanghai CCT-McCaw Telecommunications Systems Co., Ltd. ("Shanghai CCT McCaw") participate in financing the expansion of the Shanghai GSM System ("Phase IV"). Although the Company had previously advised its partners in Shanghai CCT McCaw that it was not willing to provide funding for Phase IV of the Shanghai GSM System, such partners advised the Company that each intended to participate in the funding of Phase IV.

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

     To date, the Company is not aware of any new rules or regulations that have been published or announced by the Chinese government with respect to the new policy cited by Unicom or with respect to the treatment of existing contracts such as those in existence between Shanghai CCT McCaw and Unicom under such new policy. Pursuant to various discussions between and among representatives of Shanghai CCT McCaw, the Company and Unicom, the Company believes that under the unpublished restrictions imposed by the Chinese government (a) no agreement with respect to Phase IV or subsequent phases will be entered into with Shanghai CCT McCaw or any other investor that derives funds directly or indirectly from foreign parties and (b) Shanghai CCT McCaw's existing contract with Unicom will remain in effect and enforceable. However, it is unclear what effect the new policy will have on the respective rights of Unicom and Shanghai CCT McCaw with respect to the Shanghai GSM System. The restrictions to be imposed on the Company pursuant to the new, unpublished regulations may have a material adverse effect on Shanghai CCT McCaw's interest in the Shanghai GSM System and the value of the Company's investment in Shanghai CCT McCaw. The Company's investment in Shanghai CCT McCaw is carried on the Company's books at cost, which was approximately $15.7 million as of December 31, 1998.

     INTERNATIONAL MOTOROLA FINANCING COMMITMENT. On November 11, 1998, Nextel International and Motorola Credit entered into a commitment letter and term sheet (the "Motorola Financing Commitment") regarding the terms and conditions under which Motorola Credit will provide equipment financing to the Company and certain Operating Companies. Under the Motorola Financing Commitment, Motorola Credit agreed to provide up to $275 million in term loans to the Company, including up to $50 million in loans by

Motorola Credit to Nextel Argentina as incremental loans under the Argentina Credit Facility (the "Argentina Incremental Facility Loans").

     On February 4, 1999, the Company and Motorola Credit entered into definitive agreements providing for $225 million of financing in accordance with the Motorola Financing Commitment. See "-- Post Fiscal Year-End Transactions and Developments." The Company contemplates negotiating and entering into definitive agreements with Motorola Credit with respect to the Argentina Incremental Facility Loans during the second quarter of 1999. See "-- Risk Factors -- 12. Nextel International's forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs."

POST FISCAL YEAR-END TRANSACTIONS AND DEVELOPMENTS

     MANAGEMENT CHANGES. On January 29, 1999, the Company named Byron R. Siliezar as its Vice President and Chief Financial Officer and Barry West as its Vice President and Chief Technology Officer. Mr. Siliezar is continuing in his role as Controller while the Company conducts a search for a new Controller. Mr. West also serves as Vice President and Chief Technology Officer of Nextel Communications.

     On March 17, 1999, the Company named Steven P. Dussek as President and Chief Operating Officer. Immediately prior to this appointment, Mr. Dussek served as Vice President of Operations of Nextel Communications. Keith Grinstein, formerly President and Chief Executive Officer of the Company, will continue to serve as Chief Executive Officer and as a director of the Company. The Company also announced the move of its principal executive and administrative offices from Seattle, Washington to Reston, Virginia. See Part I.
Item 2. "Properties."

     INTERNATIONAL MOTOROLA FINANCING FACILITY. The Company and Motorola Credit entered into definitive agreements, which became effective on February 4, 1999, with respect to the Motorola Financing Commitment (the "International Motorola Financing Facility"). The International Motorola Financing Facility provides for up to $225 million in incremental term loans to the Company consisting of (i) up to $100 million in loans to reimburse the Company for payments made to Motorola by the Company and certain Operating Companies after January 1, 1997 for the purchase of iDEN(R) equipment and related services by or for the benefit of such Operating Companies (the "Reimbursement Loans") and (ii) up to $225 million in loans (less the amount of Reimbursement Loans advanced) to (A) finance the cost of qualifying future purchases of iDEN(R) equipment and related services (including ancillary products and services) purchased by or for the benefit of the Borrowing Affiliates (as defined below) and (B) repay the principal amounts outstanding under the existing financing facilities between Motorola Credit and Nextel Philippines (the "Philippines Motorola Financing") and the Philippines Motorola Bridge Financing. The "Borrowing Affiliates," for purposes of the International Motorola Financing Facility, include Comunicaciones Nextel de Mexico, S.A. de C.V. ("Nextel Mexico"), Nextel Peru, Nextel Philippines and J-Com and such other entities in which the Company holds an equity interest and which have been so designated by agreement between the Company and Motorola Credit.

     The availability of borrowings under the International Motorola Financing Facility are subject to the satisfaction or waiver of certain applicable borrowing conditions. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     BRAZIL CURRENCY DEVALUATION. During the quarter ending March 31, 1999, there has been a significant fluctuation in the value of the Brazilian real relative to the U.S. dollar due to the real's recent devaluation. As a result of such devaluation, the Company will record a pre-tax charge (net of minority interests) of approximately $45.1 million on its consolidated statement of operations for the first quarter of 1999 related to foreign currency transaction losses. This amount has been calculated based on the outstanding amount of U.S. dollar-denominated debt of the Company's Brazilian subsidiaries, the average exchange rate of the Brazilian real during the first quarter of 1999 and the Company's percentage ownership interest in its Brazilian subsidiaries at the end of such period. Additionally, the Company will record a negative cumulative translation adjustment on its balance sheet (determined in a manner consistent with prior periods) of approximately $136.1 million based on the exchange rate as of the end of the first quarter of 1999, which will be reflected as an adjustment to the cumulative translation adjustment account within stockholders' equity.

     Although the Company cannot predict what other effects the devaluation of the Brazilian real will have on its results of operation and the value of its investments in Brazil, the devaluation could have significant adverse effect on the Company's results of operations due to, among other things, (i) the additional amount in Brazilian reais that the Company's Brazilian subsidiaries will have to pay for U.S. dollar-denominated purchases of certain equipment and services; (ii) the Company's reduced U.S. dollar-converted revenue stream from its Brazilian subsidiaries; and (iii) the impact of the devaluation on the Brazilian economy, and on the economies of the other Latin American countries in which the Operating Companies conduct business. See also "-- Risk Factors -- 5. Nextel International operates in foreign markets and this presents certain risks" and "-- 12. Nextel International's forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs."

THE COMPANY'S NETWORKS

     The following table provides a brief overview of the wireless communications systems of each of the Operating Companies as of December 31, 1998.

                                                                     PROPORTIONATE
                                                     TOTAL DIGITAL      DIGITAL
                       NEXTEL                         SUBSCRIBERS     SUBSCRIBERS
                    INTERNATIONAL       SYSTEM           AS OF           AS OF                   START DATE OF
      MARKET          OWNERSHIP          TYPE          12/31/98        12/31/98               COMMERCIAL SERVICES
------------------  -------------   ---------------  -------------   -------------   -------------------------------------
                                                      (THOUSANDS)     (THOUSANDS)
Brazil............        77%(1)    SMR/ESMR               54               42       October 1994/May 1998(2)
Mexico............       100%       SMR/ESMR               12               12       September 1993/September 1998(2)
Argentina.........       100%       SMR/ESMR               35               35       February 1997/June 1998(2)
Peru(3)...........      62.1%       SMR/ESMR               --               --       April 1995/1999
Philippines.......        38%       ESMR                    3                1       July 1998(2)
Canada(4).........        15%       SMR/ESMR/PCS          309               48       April 1994/October 1996/
                                                                                     October 1997
Japan(5)..........        21%       SMR/ESMR               40                9       May 1997/July 1998(2)
China (Shanghai)..      12.1%(6)    GSM                   166               20       June 1995
                                                          ---            -----
    Total.........                                        619              167
                                                          ===            =====

---------------
(1) The Company through its 81% equity interest in Nextel Brazil, and Nextel Brazil's 95% equity interest in Nextel S.A., the holding company for Nextel Brazil's operations, holds a 77% equity interest in Nextel S.A.

(2) The Company launched commercial ESMR service in Sao Paulo and Buenos Aires in the second quarter of 1998 and Rio de Janeiro, Manila and Mexico City during the third quarter of 1998 and Rosario, Argentina during the fourth quarter of 1998. The Company's Japanese affiliate, J-Com, introduced a multi-functional ESMR service in the Kanto region of Japan (which includes Tokyo) in July 1998. See "-- The Company's Operations and Investments."

(3) Nextel Peru currently offers analog and dispatch-only ESMR services in the greater Lima area. The Company currently plans to launch commercial, multi-functional ESMR services in the greater Lima area in the second half of 1999. See "-- The Company's Operations and Investments -- Peru."

(4) Clearnet publicly reported that it had launched commercial ESMR and PCS services in Canada's largest urban centers in 1996 and 1997, respectively. The subscriber numbers are based on the subscriber counts publicly reported by Clearnet as of December 31, 1998 and include ESMR and PCS services.

(5) Until its launch of multi-functional commercial ESMR services in the Kanto region of Japan (which includes Tokyo) in July 1998, J-Com offered digital dispatch SMR services in the Kanto region of Japan. The subscriber count is based on information furnished to the Company by J-Com as of December 31, 1998.

(6) Represents the Company's share of profits from the Shanghai GSM System, which is accounted for under the cost method. The subscriber number is based on the subscriber count reported to the Company as of December 31, 1998. See "-- The Company's Operations and Investments -- Shanghai, People's Republic of China."

THE COMPANY'S MARKETS

     The Company primarily targets emerging markets characterized by strong long-term economic growth prospects, highly concentrated population centers and favorable competitive environments.

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

     FAVORABLE COMPETITIVE ENVIRONMENTS. There are relatively few licensed wireless communications service providers currently operating in most of the emerging markets in which the Company operates, compared to the U.S.

     The Company has also made strategic investments in entities that operate ESMR systems in developed markets (Canada and Japan).

COMPANY STRATEGY

     The Company's principal strategy is to grow by continuing to upgrade and expand its existing analog SMR wireless communications operations to incorporate digital wireless communications services, which will enable the Company to increase its subscriber base and revenues. The key elements of the Company's strategy are:

     CAPITALIZE ON LEADING POSITION. The Company holds licenses covering more SMR channels than any other SMR or ESMR system operator in Brazil and Argentina and believes it is among the largest SMR (and potential ESMR) service providers, based on its channel position, in its principal markets in Mexico, Peru, the Philippines, and Japan.

     EXPAND CAPACITY AND SERVICES BY PROVIDING DIGITAL ENHANCED SERVICES. The Company is upgrading its analog SMR networks to digital ESMR networks using Motorola's iDEN(R) technology. The upgrade to digital networks allows the Company to increase capacity and quality significantly and also offer, in a single digital subscriber handset, additional services and advanced features. See "-- The Company's Operations and Investments."

     PROVIDE A BROAD INTERNATIONAL NETWORK. The Company intends to deploy a broad international digital wireless network that will provide roaming capabilities on a single digital subscriber handset to its subscribers in selected markets where it provides service. The Company believes that its current network constitutes one of the largest ESMR wireless communications systems in Latin America utilizing a single transmission technology. The Company's ESMR networks are being designed, constructed and implemented to deliver uniform functionality by providing the same package of integrated, multiple-feature digital wireless communications services throughout in each market.

     BENEFIT FROM NEXTEL COMMUNICATIONS AND MOTOROLA RELATIONSHIPS. Nextel Communications is the largest SMR and ESMR provider in the United States. The Company intends to continue to access the technology, operations, supplier relationships, network development and marketing expertise of Nextel Communications in upgrading its SMR networks to ESMR in its existing markets and in entering new markets. In addition, the Company believes that it will continue to benefit from its relationship with Motorola, which supplies Nextel Communications and the Company with iDEN(R) equipment and related services.

     MAINTAIN ACTIVE MANAGEMENT ROLE. The Company has acquired controlling ownership and management positions in its principal markets to the extent local law does not restrict such foreign ownership or management control positions. As of December 31, 1998, the Company had a controlling interest in its

Operating Companies in Brazil, Mexico, Argentina and Peru. Where the Company holds less than a majority interest in an Operating Company, it manages its investment through contractual arrangements that ensure representation on the board of directors or comparable governing body and/or enable it to veto, or require its approval of, certain significant corporate actions. The Company actively participates in the management of such Operating Companies, other than in China and in Canada, by (i) selecting the key members of the local management team, (ii) managing the system's technology and infrastructure deployment, (iii) developing business plans and marketing plans together with local management,
(iv) maintaining close working relationships with partners, suppliers, regulators and others and (v) obtaining or arranging for financing.

WIRELESS TECHNOLOGY

     Currently, three systems dominate the market for wireless communications services: SMR/ESMR, cellular/PCS and paging. The Operating Companies utilize one or more of each of these forms of wireless communications. The following is a brief description of each type of wireless communications system.

  SMR/ESMR

     SMR, also referred to as "trunked radio" or wireless dispatch communications, is primarily a business communications tool that provides cost effective point-to-multipoint or "one-to-many" voice communications. This service allows reliable, flexible and convenient communications among a defined group of users, typically within a business or "work group."

     Historically, SMR operators have generally been unable to provide mobile telephone service competitive with that provided by cellular operators because of various factors affecting SMR system capacity and voice quality. The primary factors affecting capacity and voice quality include: the smaller portion of the radio spectrum allocated to SMR; regulations and procedures that initially served to spread ownership of SMR licenses among a large number of operators in each market, thereby limiting the amount of SMR spectrum available to any particular operator; and the limitations of traditional SMR technology, which employs analog transmission and a single site, high-power transmitter configuration that precludes the use of any given SMR frequency by more than one caller at a time within a given service area.

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

     Motorola has developed its proprietary iDEN(R) digital technology, which allows analog SMR networks to be upgraded to digital ESMR networks offering enhanced services such as instant conferencing (enhanced dispatch), mobile telephone (interconnect), short-text messaging with acknowledgment (alphanumeric paging), call forwarding, three-way calling, voice mail and data transmission. The iDEN(R) technology that the Company deploys carries up to three voice and/or control paths per channel for the ESMR network's mobile telephone function and up to six voice and/or control paths per channel for the ESMR network's instant conferencing function.

     The implementation of an ESMR network utilizing iDEN(R) digital technology involves upgrading existing 800 MHz SMR systems via two fundamental changes in system architecture. First, the analog transmission format of traditional SMR systems is replaced by a Time Division Multiple Access ("TDMA") digital transmission format. Second, the single, high-powered transmitter typical of traditional SMR systems is replaced or augmented by a number of low-powered transmitters, dispersed across the coverage area, enabling frequency reuse. Additionally, the ESMR frequency reuse system uses a mobile switching office to enable the hand-off of transmissions from one transmitter to another as subscribers move across the coverage area.

     During the third and fourth quarters of 1996, Nextel Communications launched commercial service of its current-generation iDEN(R) ESMR networks in several markets in the United States and, during the fourth quarter of 1996, Clearnet launched commercial services of its iDEN(R) ESMR network in the Ontario-Quebec market under the "MiKE(TM)" brand name. Since then, both Nextel Communications and Clearnet have continued expanding their iDEN(R) ESMR networks in additional markets.

  CELLULAR/PCS

     Cellular telephone systems are capable of providing high-quality, high-capacity voice and data communications to and from vehicle-mounted and hand-held radio telephones. Cellular telephone systems are capable of handling thousands of calls at any one time and providing service to hundreds of thousands of subscribers in any particular area.

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

THE COMPANY'S SPECTRUM POSITION

     The Operating Companies' current license holdings represent one of the largest international wireless footprints, covering approximately 373 million POPs as of December 31, 1998. The Company's current spectrum strategy is to strengthen its channel position in its existing markets in Latin America. The Company also may seek to acquire SMR channels or other wireless communications spectrum in other selected urban centers having attractive economic characteristics on an opportunistic basis.

     In order to construct a digital network utilizing iDEN(R) technology, the Company believes that at least 100 SMR channels are necessary in any given market. Generally, the Company estimates that each SMR channel has the capacity to provide service to approximately 100 subscribers using analog SMR technology. Deploying digital technology on these SMR channels will increase subscriber capacity significantly. Moreover, the Company believes its large channel position reduces capital expenditures required to upgrade to digital networks. Nextel International generally owns or has options to acquire at least 100 channels in the principal markets in which it has constructed or intends to construct digital networks. In smaller markets, Nextel International will continue to focus its efforts on growing its analog SMR operations and subscriber base.

NETWORK IMPLEMENTATION, DESIGN AND CONSTRUCTION

     The Company's networks are in various stages of development and deployment. The Company launched commercial ESMR service in Sao Paulo and Buenos Aires during the second quarter of 1998 and Rio de Janeiro, Manila and Mexico City during the third quarter of 1998 and Rosario, Argentina during the fourth quarter of 1998. The Company's Japanese affiliate, J-Com, introduced a multi-functional commercial ESMR service in the Kanto region of Japan (which includes Tokyo) in July 1998. The Company plans to launch commercial, multi-functional ESMR service in the greater Lima area in the second half of 1999.

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

          - regulatory authorizations necessary to offer enhanced services such as mobile telephone service, data transmission and short-text messaging services; and

          - cost-efficient routing of calls to minimize local interconnection costs and toll charges and to provide maximum utilization of the Company's ESMR network facilities.

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

     In addition to frequency planning and system design, the implementation of the digital wireless networks requires site acquisition, equipment procurement, construction and equipment installation, testing and optimization. Sites are selected on the basis of their proximity to targeted customers, the ability to acquire and build the site and frequency propagation characteristics. Site procurement efforts include obtaining leases and permits and, in many cases, zoning approvals. Once the requisite governmental approvals are obtained, the preparation of each site, including grounding, ventilation, air conditioning and construction, typically takes three months, while equipment installation, testing and optimization generally takes an additional four weeks. Following commencement of system operations in a selected market, the Company expects to add new sites to its networks continually in order to improve coverage and capacity.

     In certain instances, the Company's ability to proceed with the build-out and/or expansion of its ESMR networks in its coverage areas or elsewhere may be subject to successful negotiation of site acquisitions or leases, the availability of equipment and receiving necessary governmental approvals. In addition, the timing of any scheduled build-out and/or expansion will be subject to obtaining additional financing on a timely basis and typical construction and other delays. See "-- Risk Factors -- 2. Nextel International will need substantial amounts of financing over the next several years" and "-- 6. Nextel International's success depends on its ability to manage the expansion of its operations."

MARKETING

     Most of the Operating Companies market their wireless communications services primarily to business customers and mobile work forces, such as service companies, security firms, contractors and delivery services. The Company believes that companies with mobile work forces represent growing sectors of the economies in the Company's markets. These types of businesses often have the need to provide their personnel with the ability to communicate directly with one another, either on a one-to-one or one-to-many basis. By upgrading its operations to provide ESMR services, the Company will increase significantly the quality and capacity of its wireless communications networks utilizing SMR frequencies and be in a position to offer a broader array of digital wireless services to a larger customer base. For a more detailed description of the marketing focus of each Operating Company, see the "Marketing" discussion for each Operating Company under "-- The Company's Operations and Investments."

COMPETITION

     In each of the markets where the Operating Companies operate or will operate, the Company competes or will compete with other communications services providers, including landline telephone companies and other wireless communications companies. Many of the Company's competitors are well-established companies with substantially greater financial and marketing resources, larger customer bases, and better name recognition than the Company, and in certain markets may be able to provide coverage to a larger number of subscribers. In addition, many existing telecommunications enterprises in the markets in which the Operating Companies conduct business have successfully attracted significant investments from multinational communications companies. Because of their financial resources, these competitors may be able to reduce prices in order to gain market share. The Company expects that the prices it charges for its products and services will decline over the next few years as competition intensifies in its markets. Because iDEN(R) technology is not compatible with other digital cellular or PCS technologies, the Company's customers will not be able to roam on cellular or PCS systems. Accordingly, such customers will not have coverage outside of the applicable Operating Company's coverage area until such time as (i) the Company builds out additional ESMR markets either as full-scale commercial markets or as "roamer" markets; (ii) other SMR operators deploy the iDEN(R) technology in markets outside of the Company's coverage area and the Company enters into roaming agreements with any such operators; or (iii) multi-band and/or multi-mode subscriber units that can be used on iDEN(R) and other wireless communications networks become available and the Operating Companies enter into roaming agreements with other wireless communications providers in such markets. For a more detailed description of the competitive factors affecting each Operating Company, see the "Competition" discussion for each Operating Company under "-- The Company's Operations and Investments." See also "-- Risk Factors -- 4. Nextel International's future performance depends on its ability to compete in the highly competitive wireless communications industry."

     In addition, the various regulatory environments in the countries where the Operating Companies conduct their businesses impose or may impose limitations that adversely affect the Company's competitive position. Certain provisions of the Brazilian SMR regulations impose limitations or restrictions on the Company that are not imposed on other Brazilian wireless service providers. Accordingly, such regulations may limit the Company's ability to compete effectively with other wireless communications service providers in Brazil, including the operators of the Band B cellular licenses. See "-- The Company's Operations and Investments -- Brazil -- Regulatory and Legal Overview."

GOVERNMENT REGULATION

     The licensing, construction, ownership and operation of wireless communications systems, and the grant, maintenance and renewal of applicable licenses and radio frequency allocations, are regulated by governmental entities in the markets in which the Operating Companies conduct business. In addition, such matters and certain other aspects of wireless communications system operations, including rates charged to customers and the resale of wireless communications services, may be subject to public utility regulation in the jurisdiction in which service is provided. Further, statutes and regulations in certain of the markets in which such Operating Companies conduct business impose limitations on the ownership of telecommunications companies by foreign entities. Changes in the current regulatory environments in such countries, or future judicial intervention, including with respect to interconnection arrangements, requirements for increased capital investments, regulations affecting prices the Operating Companies are able to charge for their services or foreign ownership limitations, could have a material adverse effect on the Company. For a more detailed description of the regulatory environment in each of the countries in which the Operating Companies conduct business, see the "Regulatory and Legal Overview" discussion for each Operating Company under "-- The Company's Operations and Investments" and "-- Risk Factors -- 3. Nextel International's prospects depend on government regulations in various countries."

THE COMPANY'S OPERATIONS AND INVESTMENTS

     The Company, through the Operating Companies, offers wireless communications services in Latin America (Brazil, Argentina, Mexico and Peru), Asia (Philippines, Japan and Shanghai, China) and Canada. See also "-- Corporate Governance."

BRAZIL

     OPERATING COMPANY OVERVIEW. Nextel Brazil provides analog SMR services in 28 cities in Brazil, including Belo Horizonte and Brasilia under the tradename "Nextel(TM)." Nextel launched commercial ESMR service under the tradename "Nextel(TM)" in Sao Paulo during the second quarter of 1998 and in Rio de Janeiro during the third quarter of 1998.

     Nextel Brazil has a centralized customer service and installation center located in Sao Paulo. As of December 31, 1998, Nextel Brazil, through its subsidiaries and affiliates, provided service to approximately 9,100 analog SMR subscriber units and approximately 54,400 ESMR subscriber units.

     The Company intends to evaluate the timing of any steps in connection with an upgrade to ESMR in Belo Horizonte and any other cities in Brazil where the Company owns or has options to acquire at least 100 channels, based on the competitive and regulatory environment. See "-- Risk Factors -- 12. Nextel International's forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs" and "-- 6. Nextel International's success depends on its ability to manage the expansion of its operations."

     Nextel Brazil's operations are headquartered in Sao Paulo and it has branch offices in nine other major cities. As of December 31, 1998, Nextel Brazil's subsidiaries and affiliates had 630 employees.

     MARKETING. Nextel Brazil offers both a broad range of options and pricing plans designed to meet the specific needs of its targeted business customers. It currently offers ESMR dispatch and integrated service plans (dispatch and interconnect) in Sao Paulo and Rio de Janeiro and analog SMR dispatch and integrated service plans in its other markets. In accordance with the requirements of Brazilian SMR regulations, Nextel Brazil markets its services to businesses and not to individuals. Nextel Brazil's target markets are businesses engaged in transportation, construction, security services and also include utilities and government agencies. Nextel Brazil utilizes both a direct sales force as well as dealers and independent agents. As of December 31, 1998, Nextel Brazil had 222 direct sales representatives and approximately 25 dealers and independent agents.

     COMPETITION. Nextel Brazil is the largest SMR service provider in Brazil. In addition, Nextel Brazil has the largest SMR channel position in Brazil.

     Nextel Brazil competes with other SMR service providers and with cellular service providers in Brazil. The SMR service providers that Nextel Brazil competes with in Brazil include MComCast S.A. ("MComCast," a joint venture between Comcast Corporation, a U.S. cable services provider, and MCom Wireless S.A., a Brazilian holding company owned by, among others, GP Investimentos and Grupo Carso), Splice Com S.A. (a subsidiary of Splice do Brasil Telecom e Eletronica S.A., a Brazilian telecommunications equipment manufacturer, "Splice do Brasil"), Teleglobal S.A. and Unical S.A. MComCast operates an ESMR network in the greater Sao Paulo area using a TDMA downbanded-cellular technology developed by Telefonaktiebolaget LM Ericsson ("Ericsson"). The other SMR service providers operate analog SMR networks in the larger cities of Brazil.

     Until 1998, all local, long distance and cellular telecommunications services in Brazil were provided by Telecomunicacoes Brasileiras S.A., a government-owned holding company ("Telebras"), and its operating subsidiaries. In July 1998, the Government of Brazil conducted a privatization sale of Telebras, pursuant to which the Government of Brazil divided Telebras into twelve separate telecommunications holding companies and sold a controlling interest in each newly created company through an auction. Since the privatization of Telebras, each cellular market that was served by Telebras is now served by one of eight cellular companies created by the privatization, including Telesp Celular S.A. (controlled by Portugal Telecom) in Sao Paulo; Tele Sudeste Celular S.A. (controlled by a consortium led by Telefonica de Espana S.A.) in Rio de Janeiro and Espirito Santo; and Tele Centro Oeste Celular S.A. (controlled by Splice do Brasil) in Brasilia and other central cities. Additionally, the Government of Brazil has divided the Brazilian market into ten cellular regions, and during 1997 and 1998 it awarded Band B cellular licenses covering all ten regions in Brazil. Accordingly, in several markets in Brazil, including the city of Sao Paulo, there are a total of two cellular service providers. In May 1998, BCP Telecomunicacoes S.A., an affiliate of BellSouth Corp., began offering digital cellular service in Sao Paulo. See also
"-- Regulatory and Legal Overview."

     PARTNER DESCRIPTION. On January 30, 1997, Nextel Communications acquired an 81% equity interest in Nextel Brazil for a purchase price of $186.3 million, which was paid with shares of Nextel Communications common stock, and simultaneously contributed its interest in Nextel Brazil to the Company. Telcom Ventures, LLC ("Telcom Ventures") and certain affiliates of Telcom Ventures (together, the "Telcom Group") own the remaining 19% equity interest in Nextel Brazil.

     On September 26, 1997, Nextel S.A. acquired 49% percent of the capital stock of MCS Telefonia Ltda. ("MCS"), an indirect wholly-owned subsidiary of Motorola in exchange for $1.9 million and 5% of the outstanding capital stock of Nextel S.A. (which is held by Motorola International), thereby diluting the Company's effective ownership interest in its Brazilian operations to 77%. In September 1998, upon receipt of approval of the applicable Brazilian regulatory authorities, including Anatel, Nextel S.A. purchased the remaining 51% of the capital stock of MCS for an exercise price of $3.2 million.

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

     On July 16, 1997, the Agencia Nacional de Telecomunicacoes ("Anatel") was created by the General Law (as defined below) as an independent agency in charge of regulating telecommunications services and performing many of the tasks formerly performed by the Brazil Ministry of Communications. Anatel is in charge of implementing Norma 14/97, issuing specific regulations and licenses (concessions, authorizations and permissions) and applying the relevant penalties for each segment of the telecommunications services. Anatel is governed by a Board of Directors composed of five members appointed by the President of Brazil after approval by the Brazilian Senate.

     Many aspects of the law, rules and regulations applicable to the Company's SMR and ESMR business in Brazil are relatively new and still developing. As a result, it is difficult to determine how regulators will interpret rules or judge compliance and what if any enforcement action would be taken. The Company has had numerous meetings and discussions with various Brazilian governmental and regulatory authorities, including representatives of the Brazil Ministry of Communications and Anatel, regarding its ownership and operation of SMR frequencies and its operation of its ESMR network in Brazil. These discussions have been informal and are not binding on the regulatory authorities. Although the Company expects that further clarifying interpretations and refinements will be promulgated by the appropriate Brazilian governmental and regulatory authorities in the future, the Company believes that it has a fundamentally sound and well-informed understanding of and basis for interpreting the current regulatory framework (including Norma 14/97), and will be able to implement its business plans in Brazil substantially as currently contemplated. There can be no assurance that the Brazilian governmental and regulatory authorities, including particularly Anatel, in the future will not modify or interpret the existing regulatory framework in ways, or adopt further or replacement legislation, rules, or regulations, that could significantly restrict or otherwise materially adversely affect the Company's Brazilian operations. See also "-- Risk Factors -- 3. Nextel International's prospects depend on government regulations in various countries."

     Norma 14/97 requires that SMR service be provided only to legal entities or groups of legal entities that perform specific activities. SMR service may not be provided to individual subscribers and all SMR subscriber units must be capable of providing dispatch service. Under Norma 14/97, an SMR service provider must apply to the public switch telecommunications network ("PSTN") to obtain blocks of telephone numbers to be issued by such PSTN for use by the SMR service provider's subscribers. The PSTN will forward the request to Anatel and Anatel will inform the SMR provider of the allotment of numbers. The telephone numbers granted to an SMR provider by Anatel cannot exceed 50% of the total number of SMR mobile subscriber units that the SMR service provider projects to be in operation in accordance with its schedule for the deployment of services.

     Norma 14/97 prohibits an operator of a PSTN from adopting practices that inhibit competition or procedures that result in discrimination of any kind against SMR license holders. Accordingly, Norma 14/97 contemplates that each SMR provider may obtain interconnect to the PSTN pursuant to interconnect agreements with the operators of the PSTN. If interconnect negotiations do not produce an interconnect agreement within 60 days of the commencement of negotiations or if full interconnection is not implemented within 90 days of the conclusion of negotiations, either party to the negotiation may refer the matter to Anatel for resolution. The Company has executed an interconnect agreement for the provision of interconnect services on its ESMR network in Sao Paulo and Rio de Janeiro and has obtained blocks of telephone numbers from the applicable PSTNs for the provision of interconnect services on its ESMR network in each city.

     Norma 14/97 also limits the volume of interconnect traffic for SMR service providers. Norma 14/97 provides that within an SMR service provider's network, the volume of traffic interconnected with the PSTN cannot exceed one-third of the sum of intra-network traffic volume and outgoing calls interconnected to the PSTN. For purposes of calculating the number of intra-network calls, each subscriber unit called during a one-to-many dispatch call counts as one intra-network call. The evaluation of the traffic volumes for the purposes of the above restrictions is to take place every four months. In the event that the interconnect regulations are violated by the license holders, the licensees are subject to the imposition of penalties under Norma 14/97, including suspension of their licenses. Because Anatel has not yet adopted regulations specifying the format for this report, Nextel Brazil's subsidiaries have not filed any reports under Norma 14/97 with Anatel to date.

     In addition, Norma 14/97 provides that SMR license holders may not hold more than 200 SMR channels in each geographic area. Norma 14/97 permits SMR licensees that are under common ownership or control to request Anatel to consolidate their SMR channels under certain circumstances, subject to the 200 channel limitation, under one SMR licensee. Under Norma 14/97, Nextel Brazil had until November 3, 1998 to eliminate any extra SMR channels and to seek approval of the consolidation of its licenses. Norma 14/97 provides that Anatel must approve any request for consolidation within three months of receipt of any such request. Nextel Brazil filed timely approvals to consolidate the ownership of its SMR licenses in each city in Brazil. As of December 31, 1998, Anatel had approved the consolidation of Nextel Brazil's SMR licenses under common ownership or control under one SMR licensee in eight cities, including Sao Paulo, Rio de

Janeiro and Belo Horizonte. The Company held 210 channels in Sao Paulo and Anatel, as part of its approval of the consolidation of Nextel Brazil's SMR licenses in Sao Paulo, canceled, without compensation, 10 of Nextel Brazil's SMR channels in Sao Paulo. Nextel Brazil appealed Anatel's cancellation of its 10 SMR channels in Sao Paulo unsuccessfully. As to the remaining cities in Brazil where Nextel Brazil has applied for approval to consolidate the ownership of its SMR licenses in each city in Brazil where it holds licenses, there can be no assurance that such approval will be granted by Anatel. Upon effectuation of such consolidation by Anatel, the Company intends (i) to request permission from Anatel that the SMR licensees holding the consolidated channels be merged into a subsidiary of Nextel S.A. and (ii) to cause the Nextel Brazil subsidiaries that no longer hold SMR channels to be merged into a subsidiary of Nextel S.A. or be dissolved.

     Nextel Brazil's interest in licensees holding 980 of its 2,245 channels in Brazil is structured pursuant to a number of option agreements (the "Option Agreements") entered into with the shareholders of the respective corporate licensees of such channels. Pursuant to the Option Agreements, Nextel Brazil, through its subsidiaries, has acquired a minority interest in each such licensee not exceeding 49%. Although Nextel Brazil has exercised the options under all of the Option Agreements to acquire the remaining equity interest in these licensees, the actual transfer of the balance of the ownership interest in each such licensee is subject to approval of Anatel. Approval for change of control can only be granted after the commencement of commercial operations, and Nextel Brazil has failed to meet the installation requirements for a significant portion of the channels that are the subject of Option Agreements. Nextel Brazil's subsidiaries are currently conducting analog SMR system installation with regard to a significant portion of such channels and are in discussions with Anatel regarding their proposed installation and loading plan. To the extent the Company is not able to acquire the balance of the ownership interest in a particular licensee, the Company believes that Nextel S.A., a subsidiary of Nextel Brazil and the holding company for Nextel Brazil's SMR licensee companies, would be able to continue to maintain its contractual right to render management services for the operations subject to the license held by such licensee pursuant to a service agreement and receive fees under such service agreement. Nextel Brazil, however, would not own such license and the its rights with respect to such license could be limited. There can be no assurance that Anatel would not challenge the validity of such service agreements. All of Nextel Brazil's channels in Sao Paulo and Rio de Janeiro are indirectly and entirely owned by Nextel S.A. and are not held pursuant to Option Agreements nor covered by the proposed installation and loading plan referred to above. While the Company believes it will receive Anatel approval for its installation and loading plan and Anatel approval for transfer of control when it has met the installation requirements under such plan and commenced commercial operations, no assurance can be given that such approval will be obtained.

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

     The Brazil Ministry of Communications has previously established comprehensive operating standards and requirements applicable to SMR licensees, which remain in effect notwithstanding the enactment of

Norma 14/97. A license holder of SMR channels is required to meet certain installation and minimum loading requirements. The SMR licensee must submit an installation and loading proposal and must commence commercial operation within the term indicated in its proposal, which cannot exceed 24 months. The channels that have not been installed and loaded pursuant to the terms of applicable legislation, the license and the proposal are subject to revocation by Anatel, except in the event of the occurence of certain circumstances beyond the control of the licensee. Certain SMR equipment must be installed within 12 months after receiving an SMR license from Anatel. Additional installation time may be permitted if more than four repeater stations are being installed. The installation time also may be extended at the discretion of Anatel if circumstances beyond the control of the licensee contribute to the delay. Under the former rules, which still apply to the Brazilian operating companies' SMR licenses, the period for installation of the equipment was 12 months, which could be extended, in case of occurrence of events beyond the control of the license holder, at the discretion of the Brazil Ministry of Communications. Further, installation cannot be extended for longer than six months after the agreed upon installation date. Additionally, the SMR licensee must load 30 mobile stations for each 25 KHz channel and 15 mobile stations for each 12.5 KHz channel within 12 to 24 months from the date of commencement of commercial operations, depending on the population of the coverage area of the license. After four years, each 25 KHz channel must have been loaded with at least 70 mobile stations and each 12.5 KHz channels must have been loaded with at least 35 mobile stations. The SMR licensee must evidence its compliance with such requirements by submitting a list of its subscribers to Anatel. Nextel Brazil has been challenged by Anatel in regard to the applicable installation and minimum loading requirement with respect to licenses covering a total of 1,885 SMR channels (including the channels covered by the Option Agreements) in a number of cities, all of which are outside of Sao Paulo and Rio de Janeiro. Nextel Brazil has filed timely defenses to such challenges, but to date no decision has been rendered by Anatel. Although the Company believes that its defense will be successful, no assurance can be given that such defenses will be accepted by Anatel. There can be no assurance that Anatel will not take action in response to such failure to comply, including the cancellation of such channels, which would have an adverse impact on Nextel Brazil.

     Any Brazilian company headquartered in Brazil is eligible to obtain licenses to operate SMR services and there are no limitations on foreign ownership of such companies. However, under Decree No. 2197, new SMR licenses can only be obtained pursuant to a public bid.

     On February 20, 1997, the Brazilian Ministry of Communications released the new SMR Rules (the "New SMR Rules"), which governs a number of technical issues, including (i) permitting the combination of adjacent channels in certain frequencies in the 400 MHz, 800 MHz and 900 MHz band and (ii) mandating the use of digital technology for SMR systems operating in channels 401 to 600 of the 806-821 MHz and 851-866 MHz bands. The New SMR Rules also provide that channels 001 to 400 of the above referenced bands will be the object of a study addressing the prospective regrouping of such channels for application in systems using digital technology. In addition, Norma 14/97 established that the Brazil Ministry of Communications by request of all licensees involved can change the SMR channels consigned to such licensees provided that this alteration: (a) does not involve channels intended exclusively for digital modulation techniques, according to the SMR implementation planning; (b) exclusively includes channels already consigned to the interested parties; (c) involves only channels that are in the same radio frequency band and refer to the same service rendering area; and (d) provides each of the permit holders involved with the same number of consigned channels. Because the New SMR Rules allow SMR operators to combine adjacent channels to create contiguous blocks and may provide for a regrouping of SMR channels to create more contiguous blocks in the future, SMR operators may have additional technology choices available to them. Although the Company does not believe that the New SMR Rules will materially affect its technology decisions or the attractiveness of Nextel Brazil's product or service offerings, the New SMR Rules and technology decisions by other SMR operators, including existing and future competitors, may increase competition in Brazil.

     From June 1997 to December 1998, the Government of Brazil awarded Band B cellular licenses covering all of the ten cellular regions in Brazil, including the cities of Sao Paulo, Rio de Janeiro and Brasilia, pursuant to rules released on January 13, 1997 (the "Band B Rules"). See "-- Competition." Under the Band B Rules, a cellular license winner can provide service in only one major Brazilian market and one secondary market

(e.g., the winner of the Sao Paulo license is precluded from owning the Rio de Janeiro license). In addition, future licensing and commencement of cellular services, as well as the initiation of operations by certain other mobile telecommunications service providers in the areas covered by the Band B licenses, will not be permitted prior to December 31, 1999, except by the existing Brazilian cellular system operators and the holders of the Band B cellular licenses. Some of the largest telecommunications companies in the world have been granted cellular licenses in the Band B auction, which has resulted in significant competition in the Company's Brazilian markets. The Company does not believe that the Band B Rules are applicable to its ESMR operations in Brazil. There can be no assurance, however, that Anatel or companies holding the Band B licenses will not challenge the Company's offering of ESMR services before December 31, 1999.

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

MEXICO

     OPERATING COMPANY OVERVIEW. Nextel Mexico began offering commercial analog SMR operations in September 1993 and launched commercial ESMR service in Mexico City under the tradename "Nextel(TM)" during the third quarter of 1998. Nextel Mexico, through its subsidiaries and management agreements, provides analog SMR services in 15 cities and along a number of major highways. As of December 31, 1998, Nextel Mexico provided service to approximately 26,100 analog SMR subscriber units and 12,000 ESMR subscriber units. The cities in which Nextel Mexico holds SMR licenses include: Mexico City (with a total of 204 channels representing approximately 10 MHz), Guadalajara (with a total of 60 channels) and Monterrey (with a total of 25 channels). Nextel Mexico has deployed Motorola, Uniden, Nokia and General Electric technology in its analog SMR networks and has deployed Motorola's iDEN(R) technology on its ESMR network.

     While migrating its analog SMR customers in Mexico City to the ESMR network, Nextel Mexico has operated parallel digital and analog networks. Nextel Mexico intends to cease offering analog SMR services in Mexico City by the end of the second quarter of 1999.

     Nextel Mexico's assets also include 1,040 channels in the 400 MHz frequency band covering central and northern Mexico. Nextel Mexico currently is seeking a purchaser for its 400 MHz channels because these channels are not central to Nextel Mexico's business plan. In addition, Nextel Mexico has built a digital microwave network throughout central and northern Mexico to provide long distance services for its customers. The Company has entered into arrangements for the lease of excess capacity on its digital microwave network with Holdings Protel, S.A. de C.V. (formerly Telecomunicaciones Globales, S.A. de C.V.), a company in which the Company holds a 3.0% equity interest.

     Nextel Mexico is headquartered in Mexico City and has branch offices in Guadalajara, Monterrey and Tijuana. As of December 31, 1998, Nextel Mexico had 345 employees in Mexico.

     MARKETING. Nextel Mexico offers its analog SMR and ESMR customers a broad range of services and pricing plans designed to meet the specific needs of these customers. Nextel Mexico offers both dispatch only and integrated service plans (dispatch and interconnect) on its analog SMR network. These plans include sale or rental of various models of handsets. The basic price package consists of a monthly fee and interconnect and dispatch charges depending on minutes of use. Unlike many SMR providers, Nextel Mexico sells the majority of its handsets instead of leasing handsets. Nextel Mexico's ESMR service offerings include interconnect services, dispatch radio and paging using one multi-functional handset. Initially, Nextel Mexico is marketing its ESMR network service to businesses with mobile workforces, which it believes will be the most likely users of its ESMR network's integrated services.

     On June 30, 1998, the Mexican Federal Telecommunications Commission ("COFETEL") issued a press bulletin in which it ordered Nextel Mexico to cease its pre-launch marketing campaign for its ESMR services because, according to the COFETEL press release, Nextel Mexico's SMR concessions did not authorize the Company to offer the services specified in Nextel Mexico's marketing materials. On July 8, 1998, Nextel Mexico received a letter from COFETEL containing such order. Prior to receipt of COFETEL's order, and based on the press reports regarding COFETEL's press release, Nextel Mexico had ceased its pre-launch marketing campaign. On July 9, 1998, Nextel Mexico sent a written reply to COFETEL in which it informed COFETEL that the Company had ceased its pre-launch marketing campaign and intended to revise its pre-launch marketing campaign to insure that any terms describing its ESMR services were consistent with its SMR licenses. After meeting with COFETEL, Nextel Mexico revised the language in its pre-launch marketing campaign and, with COFETEL's authorization, resumed such campaign. Although the Company believes that its licenses authorize all of the services contemplated to be offered on its ESMR network and that COFETEL will not have any further objections to Nextel Mexico's marketing campaigns, there can be no assurance that COFETEL will accept Nextel Mexico's interpretation of its SMR licenses or that COFETEL will not object to Nextel Mexico's future marketing campaigns.

     Nextel Mexico's sales and marketing efforts focus primarily on providing
(i) local and regional analog SMR dispatch radio services to its target customers and (ii) local ESMR service to its target customers that require integrated service offerings, including interconnect services. Nextel Mexico's target customers are businesses with a need for mobile communications, such as companies engaged in transportation, distribution, manufacturing and security. Nextel Mexico markets its services through a multichannel distribution network including direct sales representatives and independent dealers. Direct sales representatives account for approximately 70% of new customers and distributors account for approximately 30%.

     COMPETITION. Nextel Mexico is the largest SMR provider in Mexico, both in terms of channels and subscribers and has an approximately 30% market share. The second largest SMR operator in Mexico is Radiocel, S.A. de C.V., with a 27% market share. Other significant operators include Intercom and Multicom. The Mexican cellular market is divided into nine regions and there are two cellular licensees per region. Telefonos de Mexico, S.A. de C.V. ("Telmex"), Mexico's largest telephone company, has a nationwide cellular license. In the Mexico City region and throughout most of the southern portion of Mexico, the second cellular carrier is Iusacell, S.A. de C.V. (a joint venture controlled by Bell Atlantic). In the northern part of Mexico, cellular carriers include Movitel S.A. de C.V., Cedetel, Norcel and Baja Celular Mexicana. Motorola is a shareholder of each of the foregoing companies in northern Mexico. Poctatel del Sureste also provides cellular service in Southern Mexico.

     During 1998, the Mexican government completed the auction of four PCS licenses in each of the nine cellular regions of Mexico, including Mexico City. Accordingly, each market may have as many as four PCS providers in addition to the two current cellular providers. Each new PCS provider is expected to begin offering services in 1999. Pegaso Telecomunicaciones S.A. de C.V., a joint venture including Leap International, Inc. (formerly a subsidiary of Qualcomm Incorporated), Grupo Pegaso and Grupo Televisa, launched commercial services in Tijuana in February 1999 and has announced that it plans to launch commercial services in each of Mexico City, Monterrey and Guadalajara in 1999.

     As part of its drive to improve and increase Mexican telecommunications services, the Mexican government has announced its intention to auction a number of licenses to provide wireless communications services, including licenses for dispatch services in the 900 MHz frequency band and for narrowband dispatch services in the 220 MHz frequency band. These auctions, which were originally anticipated to occur during 1998 and are currently anticipated to occur during 1999, will increase the number of actual and potential competitors that Nextel Mexico will face.

     REGULATORY AND LEGAL OVERVIEW. The Secretary of Communications and Transportation of Mexico (the "Mexico SCT") regulates the telecommunications industry in Mexico. COFETEL oversees certain aspects of the telecommunications industry on behalf of the SCT. Since early 1994, the Mexican government has been deregulating the telecommunications industry in order to improve the quality and expand the coverage of telecommunications services. The Mexican government has stated its intention to increase competition within the telecommunication industries and its desire to attract foreign investment for the purpose of improving Mexico's telecommunications infrastructure. Mexico's Federal Telecommunications Law (the "Mexican Federal Telecommunications Law"), which became effective in June 1995, outlines the broad rules for opening the local and long distance service markets to competition.

     The Mexican Federal Telecommunications Law requires that all telecommunications licenses (referred to as "concesiones" in Mexico) must be owned by entities that do not have more than 49% of their voting equity interest owned by non-Mexican entities. Although such 49% limitation existed prior to the enactment of the Mexican Federal Telecommunications Law for certain types of telecommunications licenses, SMR licenses issued prior to the effectiveness of the legislation could be owned by entities wholly owned by non-Mexicans. Nextel Mexico believes that in accordance with the terms of the Mexican Federal Telecommunications Law and Mexican constitutional law principles, the 49% limitation on non-Mexican participation does not apply to the SMR licenses in which it had an interest at the time of the effectiveness of the Mexican Federal Telecommunications Law. Consistent with this view, in May 1996, the SCT amended all of the 800 MHz SMR licenses issued prior to the effective date of the Mexican Federal Telecommunications Law in which Nextel Mexico had an interest to delete a provision limiting non-Mexican participation to 49%. Accordingly, all of the 800 MHz SMR licenses in which Nextel Mexico has an interest, except for one license covering 10 channels along a major highway from Mexico City to Guadalajara, were amended to remove the 49% foreign-ownership limitation. Although licenses to provide cellular services are also subject to the 49% limitation on foreign ownership, the Mexican Federal Telecommunications Law explicitly provides for a waiver procedure of such limitations for cellular providers upon receipt of a favorable opinion from the Mexican National Foreign Investments Commission. Unless Nextel Mexico obtains a waiver with respect to the 49% limitation on foreign ownership with respect to the license covering the 10 channels between Mexico City and Guadalajara or is otherwise able to structure future SMR license acquisitions to comply with such limitation, the provisions of the Mexican Federal Telecommunications Law will prevent the Company from having a controlling interest in such license and/or obtaining a controlling interest in additional licenses, including licenses for additional channels needed to build-out digital mobile networks in markets outside of Mexico City.

     The Mexican Federal Telecommunications Law provides all wireless services providers with the right to interconnect to the public switched network operated by Telmex. Certain telecommunications companies, however, have had difficulty obtaining interconnect services from Telmex despite negotiating and executing an interconnect agreement with Telmex. Nextel Mexico has entered into interconnect agreements with Telmex for its analog SMR networks in various cities in Mexico and its ESMR network in Mexico City. Nextel Mexico provides interconnect services through Telmex to its ESMR service subscribers and to a limited number of its analog SMR service subscribers. As the number of Nextel Mexico's ESMR subscribers increase, Nextel Mexico will be required to enter into additional interconnect agreements to provide interconnect services to the additional subscribers. Any failure to enter into additional interconnect agreements, with Telmex or any other PSTNs, or to obtain interconnect services from Telmex or any other PSTNs after entering into such agreements would have a material adverse effect on Nextel Mexico's results of operations. See also "-- Risk Factors -- 3. Nextel International's prospects depend on government regulations in various countries."

     Mexican companies may remit dividends and profits outside of Mexico if the Mexican company meets certain distribution and legal reserve requirements. A Mexican company must distribute 10% of its pretax profits to employees and allocate 5% of net profits to the legal reserve until 20% of the stated capital is set aside. Although the Company's investment in Nextel Mexico is registered with the Mexican National Registry of Foreign Investments, registration is no longer a prerequisite for the remittance of dividends and profits outside of Mexico. Under Mexican corporate law, approval of a majority of shareholders of a corporation is required to pay dividends. Dividends paid by Nextel Mexico to its U.S. shareholders are subject to a 5% withholding tax unless Nextel Mexico chooses to pay the Mexican corporate income tax on the net earnings from which the dividends are being paid. Interest paid by Nextel Mexico to U.S. residents is subject to a 10% withholding tax.

ARGENTINA

     OPERATING COMPANY OVERVIEW. Nextel Argentina has 240 SMR channels (12 MHz) in Buenos Aires, 200 SMR channels (10 MHz) in each of Cordoba, Rosario and Mendoza, 20 SMR channels in Mar del Plata, 5 in Tucuman and 25 in the Buenos Aires to Rosario highway. The Company believes its channel position will allow Nextel Argentina to compete effectively with other wireless communications providers.

     In February 1997, Nextel Argentina launched commercial analog SMR service in Buenos Aires. In the second quarter of 1997, the company began offering commercial analog SMR service in Cordoba and Rosario. Nextel Argentina launched commercial ESMR service under the tradename "Nextel(TM)" in Buenos Aires in the second quarter of 1998 and in Rosario in the third quarter of 1998. Nextel Argentina ceased offering analog SMR services in Buenos Aires and Rosario in the second half 1998. As of December 31, 1998, Nextel Argentina provided service to approximately 8,500 analog SMR subscriber units approximately 35,200 ESMR subscriber units.

     Nextel Argentina is headquartered in Buenos Aires. As of December 31, 1998, Nextel Argentina had 514 employees.

     MARKETING. Nextel Argentina's ESMR service offerings include interconnect services and dispatch radio and paging using one multi-functional handset. Initially, the company is targeting the mobile workforce, which it believes are the most likely users of its ESMR network's integrated service offerings. Nextel Argentina currently offers analog SMR dispatch and interconnect service utilizing both Motorola and Ericsson equipment. Analog SMR service offerings include private call, call alert and scanning. Nextel Argentina differentiates itself from other analog SMR providers by providing extensive service coverage and maintaining a high level of customer service. Nextel Argentina has a centralized customer service and installation center located in Buenos Aires.

     Nextel Argentina's analog SMR and ESMR services are designed to be a business tool for the mobile workforce in its Argentine markets. Nextel Argentina focuses its marketing efforts on businesses that have a need for mobile communications, such as trucking and transportation companies, real estate firms, construction companies, suppliers and distributors and security companies. Nextel Argentina has developed a distribution network and believes a strong direct sales force is essential to reaching potential business customers. At December 31, 1998, Nextel Argentina had a direct sales force consisting of 117 sales representatives. In addition, the company has contracted with independent dealers to market Nextel Argentina's products and is providing extensive training to each of its distribution channels in order to ensure a high level of customer satisfaction.

     COMPETITION. The two largest SMR providers in Argentina, as measured by subscribers, are owned by Movicom S.A.(a joint venture that includes BellSouth Corporation and Motorola) and Miniphone S.A. ("Miniphone") (a joint venture among the two Argentine telephone companies, Telefonica de Argentina S.A. and Telecom Argentina STET-France Telecom S.A.) and operate under the tradenames "Movilink" and "Starcom," respectively. Movicom owns 100 SMR channels in Buenos Aires and 40 SMR channels in each of the three other major cities. In addition to operating various SMR networks, Movicom also operates an iDEN(R) system in Buenos Aires. Movicom's iDEN(R)-based digital ESMR system utilizes the higher-capacity, "first-generation" voice algorithm system. Starcom owns and operates 60 channels in Buenos Aires and additional SMR channels in two other major cities.

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

     The company expects additional competition following the auction of PCS licenses for the largest cities in Argentina, which has been temporarily postponed but is expected to occur during 1999.

     REGULATORY AND LEGAL OVERVIEW. The Comision Nacional de Comunicaciones ("Argentina CNC") and the Secretary of Communications of Argentina are the Argentine telecommunications authorities responsible for administration and regulation of the SMR industry.

     Argentina CNC regulations require SMR operators to build out their channels within 12 months of the channel authorization issuance if the system is multi-site and to guarantee their performance by posting a letter of credit equivalent to the price paid in the spectrum auction. The letter of credit is released once the installation and activation of the SMR site or sites have been verified by the Argentina CNC. In December 1997, Nextel Argentina acquired an additional 60 SMR channels in Buenos Aires in a public auction and posted a $12 million letter of credit. Nextel Argentina has built out its channels in a timely fashion and the letters of credit posted by Nextel Argentina in connection with its build-out obligations have been released by the Argentina CNC.

     SMR licenses have an indefinite term, but are subject to revocation for violation of applicable regulatory rules as discussed below. SMR service must commence within six months to one year after receipt of the channel assignment (depending on the type of network configuration). Failure to meet service or loading requirements can result in revocation of the channel authorizations. The Argentina CNC will revoke the licensee's license upon the finding of a third breach by a licensee of service requirements. Licenses and channel authorizations may be revoked for violation of other regulatory authority rules and regulations. All SMR channel holders that received their channel authorizations pursuant to the November 1995 SMR auction, including Nextel Argentina, were granted an extension to December 1997 from the original December 1996 deadline to meet initial loading requirements. The Company met the initial loading requirements in Buenos Aires by the deadline and believes it will retain its rights to substantially all of its licenses in its other Argentine markets. Argentina imposes no limitation on foreign ownership of SMR licenses.

     SMR providers are assured interconnection with the PSTN pursuant to the terms of the tender rules under which the channels were awarded, as well as pursuant to applicable laws. Furthermore, interconnection with the PSTN must be on a nondiscriminatory basis. Nextel Argentina provides interconnect services to its subscribers pursuant to an interconnect agreements with Telefonica de Argentina S.A. and Telecom Argentina STET-France Telecom S.A. for local and national calls and with Telintar S.A. for international calls.

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

PERU

     OPERATING COMPANY OVERVIEW. Nextel Peru provides analog SMR and dispatch-only ESMR services in the greater Lima area under the tradename "Nextel(TM)." In January 1999, Nextel Peru merged with and into its subsidiaries and became the direct holder of the SMR licenses formerly held by its subsidiaries. See "-- Regulatory and Legal Overview." Nextel Peru has an aggregate of 130 SMR channels (6.5 MHz) in the greater Lima area. As of December 31, 1998, Nextel Peru provided service to approximately 3,600 analog SMR subscriber units.

     Nextel Peru has constructed an ESMR network in the greater Lima area utilizing Motorola's iDEN(R) technology and plans to launch commercial ESMR service in the second half of 1999. While migrating its analog SMR customers to the digital network, Nextel Peru intends to operate parallel digital and analog SMR networks. Nextel Peru intends to cease offering analog SMR services by the end of the second quarter of 1999. As part of the migration process, Nextel Peru is encouraging its higher-usage customers to convert to the digital network so they can benefit from the broader range of service offerings.

     Nextel Peru is headquartered in Lima. As of December 31, 1998, Nextel Peru had 181 employees.

     MARKETING. Nextel Peru's digital service offerings are planned to include interconnect services, dispatch radio and paging using one multi-functional handset. Initially, Nextel Peru is targeting the mobile workforce, which it believes will be the most likely users of the ESMR network's integrated service offerings. To establish brand identity for its ESMR services, Nextel Peru has undertaken a promotional advertising campaign targeting the business segment of the market. In addition to advertising, Nextel Peru initially will rely heavily on its direct sales force to educate potential customers on the benefits of using its ESMR services.

     COMPETITION. The largest SMR provider in Peru, as measured by subscribers, is Radio Trunking del Peru S.A. Nextel Peru is the country's second largest SMR provider. Tele2000 and Telefonica del Peru S.A.A. are Peru's two cellular operators. Telefonica del Peru (a joint venture between Telefonica Internacional S.A. of Spain and Peruvian investors) provides nationwide coverage and operates under the brand name "Moviline." Tele2000 (a joint venture between BellSouth and Peruvian investors) offers service in the greater Lima area, and recently established nationwide roaming agreements with Telefonica del Peru S.A.A. Tele2000 operates under the brand name "Celular2000."

     PARTNER DESCRIPTION. The Company's partners in Nextel Peru are Motorola International, which holds approximately 30.9%, and a Peruvian individual who holds approximately 7% of the capital stock of Nextel Peru.

     REGULATORY AND LEGAL OVERVIEW. The Organismo Supervisor de Inversion Privada en Telecomunicaciones of Peru ("OSIPTEL") and the Ministry of Transportation, Communications, Housing and Construction of Peru (the "Peru Ministry of Communications") regulate the telecommunications industry in Peru. OSIPTEL is responsible for overseeing private investments in the telecommunications industry and the Peruvian Ministry of Communications grants telecommunications licenses and issues regulations governing the telecommunications industry. In 1994, the Peruvian government began to deregulate the telecommunications industry in order to promote free and open competition for the provision of telecommunications services. The Telecommunications Law of Peru (the "Peruvian Telecommunications Law"), the general regulations thereunder (the "Peruvian General Regulations") and the specific regulations governing trunking services outline the rules for the operation of SMR services in Peru.

     In Peru, SMR and paging service providers are granted licenses for twenty-year terms, which may be extended for an additional 20-year term (subject to compliance with the terms of the license). SMR and paging licenses may also be revoked prior to expiration for violations of applicable regulatory rules as discussed below. SMR and paging licensees must comply with a five-year minimum expansion plan that sets forth the minimum loading requirements for the licensees (the "Minimum Expansion Plan"). The Minimum Expansion Plan may be amended at the licensee's request at the end of the first and second years of the license terms if the licensee determines that market demand for its services is insufficient for the licensee to meet the requirements of the Minimum Expansion Plan. Failure to meet the Minimum Expansion Plan may result in revocation of the licenses. Licenses and channel authorizations may be revoked for violation of other regulatory authority rules and regulations. Nextel Peru failed to meet the Minimum Expansion Plan for 1997, but filed requests for modification of such Minimum Expansion Plan for the licenses in question. In January 1999, the Peru Ministry of Communications approved Nextel Peru's modified Minimum Expansion Plan and the merger of Nextel Peru with and into its subsidiaries. In connection with such approval, the Peruvian Ministry of Communications revoked 8 of Nextel Peru's SMR channels due the failure of one of Nextel Peru's subsidiaries to comply with its prior Minimum Expansion Plans. Immediately following such approval and revocation, Nextel Peru had 130 SMR channels in the greater Lima area.

     Pursuant to the Peruvian General Regulations, all wireless telecommunications licensees have the right to interconnect to the PSTNs. Furthermore, interconnection with the PSTN must be on an equal and nondiscriminatory basis and the terms and conditions of interconnect agreements must be negotiated in good faith between the parties in accordance with the interconnect regulations and procedures issued by OSIPTEL. In February 1999, Nextel Peru executed an interconnect agreement with Telefonica del Peru S.A.A. Peru imposes no limitation on foreign ownership of SMR or paging licenses or licensees.

     Under current law, Peruvian currency is convertible into U.S. dollars without restrictions, and Peru has a free exchange market for all foreign currency transactions. Nextel Peru has executed a legal stability agreement with the Peruvian government, which, among other things, guarantees free conversion of foreign currency for Nextel Peru and its shareholders for a period of 10 years.

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

     Available earnings are subject to the following priorities: (i) mandatory employee profit sharing of 10% of pre-tax profits and (ii) 10% of the net profits must be allocated to a legal reserve, which is not further available for use except to cover losses in the profit and loss statement. The latter obligation remains until the legal reserve constitutes 20% of the capital stock. After the legal reserve has been allocated, the shareholders at a shareholders' meeting can then allocate any portion of the net profits to any special reserve. The remaining amount of the net profits is available for distribution.

     Dividends paid by Nextel Peru to its U.S. shareholders are not subject to withholding tax and interest paid by Nextel Peru to U.S. residents is subject to a 30% withholding tax.

     Under Peruvian labor law, any telecommunications company with more than 20 employees is required to distribute among its employees 10% of its annual pre-tax profits.

PHILIPPINES

     OPERATING COMPANY OVERVIEW. Nextel Philippines owns nationwide licenses (with a total of 100 channels representing approximately 5 MHz), to provide SMR, ESMR and paging services. Nextel Philippines launched commercial paging services in February 1995 under the brand name "Infopage(TM)." Nextel Philippines currently offers paging coverage across Metropolitan Manila and Subic Bay. The company provided service to approximately 68,836 paging subscriber units at December 31, 1998 and was the third largest paging company in the country.

     Nextel Philippines launched commercial ESMR service in Manila during the third quarter of 1998. As of December 31, 1998, Nextel Philippines provided service to approximately 3,200 ESMR subscriber units.

     Nextel Philippines is headquartered in Metropolitan Manila. As of December 31, 1998, Nextel Philippines had 1,183 employees of which 659 were operators serving its paging customers.

     MARKETING. Nextel Philippines offers both alphanumeric and numeric paging services utilizing Motorola's FLEX(TM) technology and differentiates itself from its competitors by offering a variety of value-added services, including secretarial services, voice mail, call forwarding, fax mail and group call. Moreover, the company places considerable emphasis on providing a high level of customer service through its customer service center located at the company's headquarters in Manila.

     Paging services in the Philippines are targeted at both the business and consumer segments. Nextel Philippines has developed a comprehensive and diverse distribution network and believes that such a diverse distribution mix will contribute to an increased growth in its subscriber base. In order to capture the consumer segment and create brand awareness, Nextel Philippines has 16 owned and operated retail outlets, primarily located within large shopping malls, that exclusively carry Nextel Philippines's products. To target the business segment, Nextel Philippines has a direct sales force of 105 people. Finally, Nextel Philippines has contracted with five major dealers and 75 sub-dealers to market its Infopage products.

     Nextel Philippines' ESMR business targets the larger business customers in its markets. Nextel Philippines is focused on building profitability rather than building market share in a similar fashion to its efforts in its paging business. Within the business segment, Nextel Philippines believes the mobile workforce, including construction, service, real estate and sales companies will be the most likely users of the ESMR network's integrated service offerings.

     Although Nextel Philippines uses its established paging distribution network and leverages Infopage's brand recognition, it also uses its direct sales force to target other business customers. Nextel Philippines's pricing plans charge a premium to low usage subscribers and a slight discount to high usage subscribers while offering a significantly greater number of services.

     COMPETITION. There are two major SMR license holders in the Philippines, each owning 100 channels nationwide, and 12 licensed paging operators. Nextel Philippines believes that it is uniquely positioned to compete effectively in the Philippines as a result of its nationwide SMR license and its fast-growing paging business. There are currently five cellular providers with nationwide licenses in the Philippines, two of which are AMPS operators. Filipino SMART Communications, Inc. ("SMART"), is the largest cellular provider, with an approximately 47% market share. As part of its effort to improve teledensity, the government requires cellular providers to meet certain landline buildout requirements, which require the installation of 400,000 telephone lines. This represents a significant investment for each of these providers. See "-- Regulatory and Legal Overview."

     PARTNER DESCRIPTION. The Company's partners in Nextel Philippines currently include an affiliate of American International Group, Inc. ("AIG"), which holds 10% of the outstanding shares of Nextel Philippines, Gamboa Holdings, which is 60% owned by ACCRAIN and 40% owned by an indirect subsidiary of the Company, which holds 20% of the outstanding shares of Nextel Philippines, and the two remaining Philippines Shareholders, who hold the remaining 40% of the outstanding shares of Nextel Philippines. AIG has notified the Company that it has exercised its right to sell its 10% in Nextel Philippines back to the Philippines shareholder from which it had originally purchased such interest, but, to date, the sale of such interest has yet to occur. AIG is in litigation with such shareholder with regard to such transaction.

     On August 21, 1998, Gamboa Holdings purchased the shares of Nextel Philippines held by the Gotesco Group. As a result of Gamboa Holdings's acquisition of the Gotesco Group's shares of Nextel Philippines, the Company's aggregate equity interest in Nextel Philippines, which includes its direct and indirect holdings, increased from 30% to 38%. See "-- Fiscal Year 1998 Transactions and Developments -- Philippines" and "-- Corporate Governance -- Philippines."

     REGULATORY AND LEGAL OVERVIEW. In the Philippines, the telecommunications industry is principally governed by Republic Act No. 7925 (the "Philippines Telecoms Act") enacted on March 1, 1995. Under the Telecoms Act, the National Telecommunications Commission (the "Philippines NTC"), an agency under the

Department of Transportation and Communications, is mandated to regulate the telecommunications industry.

     Engaging in telecommunications operations requires a franchise from the Philippine Congress, which is the country's legislative body. After securing a Congressional franchise, a franchise holder must apply to the Philippines NTC for an operating license called a Certificate of Public Convenience and Necessity ("CPCN"). The grant of a CPCN goes through a process of public notice and hearing. After receipt of an application for a CPCN for a particular telecommunications service, and after the applicant presents its evidence of legal, technical and financial capability to operate the services at a public hearing, the Philippines NTC will initially issue a provisional authority ("PA"), which serves as a temporary operating permit for the particular telecommunications services applied for. Pursuant to the PA an applicant can commence construction and commercial operations. Nextel Philippines has a PA authorizing it to operate a nationwide digital trunked radio dispatch communications system. Nextel Philippines' PA is subject to revocation for failure to (i) operate continuously for two years or (ii) commence operations within two years of the issuance of the PA or the expiration date of any extensions to the PA. Nextel Philippines' PA expires on January 19, 2000. Nextel Philippines has applied for a CPCN.

     The Philippines Telecoms Act provides that a telecommunications entity with regulated types of services must make a public offering of at least 30% of its aggregate common stock within a period of five years from the effective date of the Telecoms Act or the entity's first start of commercial operations, whichever occurs later. Accordingly, Nextel Philippines is mandated to make a public offering of 30% of its common stock by March 1, 2000.

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

     Presidential Executive Order No. 59 (1993) prescribes, as a matter of national policy, the compulsory and nondiscriminatory interconnection of authorized public telecommunications carriers. Interconnection is negotiated and effected through bilateral negotiations between the parties involved subject to certain technical/operational and traffic settlement rules of the Philippines NTC. Nextel Philippines has entered into an interconnect agreement with Philippines Long Distance Telephone Company and is interconnected through such agreement with most of the public telecommunications carriers in the Philippines. Nextel Philippines, however, has not entered into interconnect agreements with certain public telecommunications carriers, including SMART. If Nextel Philippines and SMART do not enter into an interconnect agreement with each other, subscribers to each company's respective services will be unable to place or receive calls from subscribers of the other.

     Presidential Executive Order No. 109 Series of 1993, and, subsequently, the Philippines Telecoms Act (as implemented by the Philippines NTC's Memorandum Circular No. 8-9-25) require cellular mobile operators to install at least 400,000 local exchange lines. The Company does not believe that Nextel Philippines is subject to such requirement, however, there can be no assurance that this will be the case. If this requirement were found to be applicable to Nextel Philippines, it would require Nextel Philippines to make a significant capital investment.

     In June and July of 1998, a number of the Philippine cellular mobile telephone companies commenced proceedings with the NTC against Nextel Philippines in connection with the NTC's issuance of an extension to Nextel Philippines' PA in March 1998. The outcome of these proceedings may affect Nextel Philippines' application for a CPCN. The Company is also involved in arbitration proceedings against two of the Philippines Shareholders. See Part I,
Item 3, "Legal Proceedings."

     Under current regulations of the Central Bank of the Philippines (the "Philippines Central Bank"), foreign exchange may be freely sold and purchased outside the Philippine banking system. Restrictions exist on the sale and purchase of foreign exchange in the banking system. The Philippine monetary authority, with the approval of the President of the Philippines, has the statutory authority, during a foreign exchange crisis or in times of national emergency, to temporarily suspend or restrict sales of foreign exchange, require licensing of foreign exchange transactions or require delivery of foreign exchange in the Philippines Central Bank or its designee.

     Foreign investments need not be registered with the Philippines Central Bank. The registration of a foreign investment with the Philippines Central Bank is only required if the foreign exchange needed to service the repatriation and the remittance of capital and dividends are to be sourced from the Philippine banking system. Nevertheless, even without Central Bank registration, foreign exchange needed for capital repatriation and remittance of dividends of unregistered investments can be sourced lawfully outside of the Philippine banking system. The Company's investment in 30% of the equity of Nextel Philippines has been registered with the Philippines Central Bank.

     Under current law there is a 20% withholding tax on dividends and a 15% withholding tax on interest payments.

JAPAN

     OPERATING COMPANY OVERVIEW. J-Com launched ESMR service in the Kanto region of Japan (which includes Tokyo) in the third quarter of 1998. J-Com provides its ESMR services to its subscribers pursuant to a subentrustment agreement with Motorola Japan Ltd., a subsidiary of Motorola ("Motorola Japan"). J-Com's ESMR network operates on the 1.5 GHz frequency rather than the 800 MHz frequency used by the Company's other SMR Operating Companies. As of December 31, 1998, J-Com provided service to approximately 40,000 ESMR subscriber units.

     J-Com is headquartered in Tokyo. As of December 31, 1998, J-Com had 109 employees.

     MARKETING. J-Com's current sales and marketing efforts focus primarily on providing cost-effective, local ESMR services to its target customers, which are primarily businesses in the transportation industry. J-Com believes that businesses with mobile workforces will be the most likely users of its integrated digital service offerings and accordingly, J-Com will target such business customers. In addition to advertising, J-Com will initially rely on its network of independent dealers to sell J-Com's services to potential subscribers.

     COMPETITION. Japan has two licensed SMR providers, both of which are nonprofit organizations. The Japan Ministry of Posts and Telecommunications (the "Japan MPT") has promulgated regulations that provide that SMR licenses may only be granted to nonprofit organizations. Such organizations may, however, entrust the operation of the network under such license to a commercial entity or entities. The Japan MPT has granted licenses to two commercial SMR providers:
(1) National Mobile Radio Centers Council ("MRC"), which began offering commercial analog SMR service in 1982, is an association of eight mobile radio centers that are regionally organized and supported financially by the Japanese government and several other companies, such as manufacturers and dealers and
(2) Japan Mobile Telecommunications Association ("JAMTA") which was founded in 1994 and began offering commercial analog SMR service the same year. Pursuant to an entrustment agreement, Motorola Japan is authorized to operate JAMTA's SMR business. Pursuant to a entrustment agreement, Motorola Japan has sublicensed the operation of JAMTA's digital SMR business on the 1.5 GHz frequency to J-Com. Motorola Japan continues to operate JAMTA's analog SMR business, which uses the 800 MHz frequency. MRC and JAMTA are licensed to offer both analog and digital SMR services.

     Japan is divided into ten cellular licensing regions including Kanto and Shin-etsu (the Tokyo metro area), Tokai, Kansai, Hokuriku, Chugoku, Shikoku, Kyushu, Hokkaido, Tohoku and Okinawa. For the most populous and economically active regions, Kanto, Tokai and Kansai, the Japan MPT licensed four operators in each region. With the exception of Okinawa, three service providers have been licensed to operate in each of the remaining six regions. In Okinawa, Daini Denden Incorporated ("DDI") is the only operator. In

July 1995, Japan launched the world's first commercial PCS network (referred to as "Personal Handyphone Service" or "PHS" in Japan). The Japan MPT divided the country into ten PHS licensing regions, allowing up to three operators in each region.

     The largest cellular operator is state-owned Nippon Telegraph and Telephone ("NTT") DoCoMo, with a market share of more than 50%, followed by DDI, Digital Phone Group, Nippon Idou Tsushin Corp. (IDO), TU-KA Group and Digital TU-KA Group, respectively. DDI Pocket Telephone is the largest PHS operator, with a 42% market share, followed by NTT Personal and Astel.

     PARTNER DESCRIPTION. The Company holds a 21% equity interest in J-Com. The Company's partners in J-Com are DJSMR Business Partnership, a Japanese partnership in which Motorola Japan is the majority partner, which holds a 49% equity interest, Nichimen, which holds a 25% equity interest, and ORIX, which holds a 5% equity interest.

     REGULATORY AND LEGAL OVERVIEW. The Japan MPT regulates the telecommunications industry in Japan. The Japan Radio Wave Law ("RWL") governs all users of radio spectrum. Additionally, the Japan Telecommunications Business Law ("Japan TBL") governs the operations of telecommunications providers. The Japan MPT classifies telecommunications service providers as either "Type One" or "Type Two." Type One operators, which include cellular, PHS and paging providers, own and operate telecommunications infrastructure and Type Two operators, which are all services under the Japan MPT's jurisdictions not classified as Type One, provide value-added services and basic services through leased circuits from Type I operators. Both Type One and Type Two operators are governed by the Japan RWL and the Japan TBL. The Japan TBL requires Type One service providers to comply with certain infrastructure and network requirements, but provides specific procedures for interconnection to the PSTNs. The Japan MPT has not classified JAMTA as a Type One operator.

     The Japan MPT regulates the use of radio frequency assigned for SMR services by the grant of licenses for radio equipment to be installed on the SMR network. Each license is granted for terms of up to five years, which may be renewed for additional five-year terms. There are no loading requirements with respect to such licenses.

     Wireless telecommunications services operators have the right to interconnect to the PSTN subject to approval by the Japan MPT of the interconnect agreement between the wireless telecommunications services operator and the PSTN. The Japan MPT has approved J-Com's interconnect agreement with NTT.

     There are no foreign-ownership restrictions for Japanese telecommunications companies other than for ownership of NTT and Kokusai Denshin Denwa.

     Under current law, the Japanese Yen is convertible into U.S. dollars without restrictions, and Japan has a free exchange market for all foreign currency transactions. Dividends and interest paid by J-Com to its U.S. shareholders are subject to a 10% withholding tax pursuant to the tax treaty between the U.S. and Japan.

CANADA

     OPERATING COMPANY OVERVIEW. The Company currently owns 583,104 Class A Common Shares and 7,790,741 Class D Common Shares of Clearnet (each of which Class D Common Share is convertible at the option of the holder into one Class A Common Share). Clearnet is the largest SMR operator in Canada as measured by the number of current subscribers, the number of 800 MHz channels and the population of its service territory. Clearnet reported publicly that as of December 31, 1998, it provided analog SMR services to approximately 40,532 subscriber units and ESMR services in Ontario, Quebec and British Columbia to approximately 114,095 subscriber units. Additionally Clearnet holds one of the two national 30 MHz licenses to provide PCS in Canada. Clearnet launched PCS services in Canada's largest urban centers in October 1997 and reported publicly that as of December 31, 1998, it had approximately 194,378 PCS subscribers. The Company has two representatives on Clearnet's board of directors. Clearnet files periodic and other reports with the Commission pursuant to the requirements of the Exchange Act. More detailed and specific information concerning Clearnet and information regarding the Company's rights to representation on the Clearnet Board of Directors is contained in such Exchange Act reports.

SHANGHAI, PEOPLE'S REPUBLIC OF CHINA

     OPERATING COMPANY OVERVIEW. The Shanghai GSM System is a cooperative project established by China United Telecommunications, Ltd. ("Unicom") and Shanghai Science Technology Investment Corp. Ltd. ("SSTIC") to construct and operate a GSM cellular network in Shanghai. The Shanghai GSM System commenced commercial operations in July 1995 and as of December 31, 1998 reported that it had approximately 165,500 subscribers. The current network has 143 cell sites covering the greater Shanghai region (including the Pudong New Area). Under the current laws of the People's Republic of China, foreign investors are not permitted to be involved directly in the ownership or operation of telecommunications services.

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

     In December 1997, CCT Technology Services Limited ("CCT") acquired a 51% ownership interest in Shanghai CCT McCaw, in which the Company had a 60% equity interest, in exchange for approximately $46 million of investments in the forms of equity, shareholder loans, shareholder guarantees and fees. CCT's 51% interest represents the right to receive 20.5% of the profits generated by the Shanghai GSM System. CCT's proposed investment in Shanghai CCT McCaw received the necessary governmental approvals, whereupon a new business license reflecting CCT's admission as a new shareholder of Shanghai CCT McCaw and the change of the name to Shanghai CCT McCaw, was issued. In consideration for its admission as a shareholder of Shanghai CCT McCaw, CCT agreed to provide the funds necessary to enable Shanghai CCT McCaw to meet its funding obligations with respect to the expansion of the Shanghai GSM system (the "Phase III Expansion"). As a result of CCT's acquisition of a 51% ownership interest in Shanghai CCT McCaw, the Company's ownership interest in Shanghai CCT McCaw was diluted from 60% to 30% and the Company's contractual rights to the profits generated by the Shanghai GSM System was diluted from 25.2% to 12.1%.

     Shanghai CCT McCaw currently employs five people, all of whom are local Chinese. CCT has appointed the General Manager of Shanghai CCT McCaw, who is seconded by CCT to Shanghai CCT McCaw and remains on the payroll of CCT.

     Shanghai CCT McCaw initially provided technical advice to the Shanghai GSM System during the construction phase of the network. Shanghai CCT McCaw has continued to provide technical support in the ongoing process of upgrading the quality and coverage of the GSM network and has become increasingly involved in supporting the development of a diversified sales and marketing plan to compete with the systems operated by China Telecom, which is an entity controlled by the Ministry of Information and Industry (the "China MII," formerly the Ministry of Post and Telecommunications).

     COMPETITION. There are only two authorized cellular providers in Shanghai, Unicom and the Shanghai PTA (the local branch of the China MII). The Shanghai PTA has been in operation since 1989 and operates three cellular networks (two TACS systems and one GSM system).

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

     REGULATORY AND LEGAL OVERVIEW. Until 1994, the China MII was the sole entity authorized to provide public telecommunications services in China. In July 1994, the State Council established Unicom with the authority to provide public telecommunications services. In addition, pursuant to a 1995 agreement the China MII and the Peoples Liberation Army (the "PLA") agreed to jointly develop 800 MHz cellular communications networks to provide wireless communications services to the public using spectrum originally allocated to the PLA for military communications use. Accordingly, there are three entities in China authorized to provide cellular telecommunications services to the public. The China MII continues in its role as the central government's regulatory authority over the telecommunications sector.

     Under current Chinese law, foreign investors are not permitted to be involved directly in the ownership or operation of telecommunications services.

     Prior to September 1998, Unicom had requested that Shanghai CCT McCaw participate in financing the Phase IV of the Shanghai GSM System. While the Company had previously advised its partners in Shanghai CCT McCaw that it was not willing to provide funding for Phase IV of the Shanghai GSM System, such partners advised the Company that each intended to participate in the funding of Phase IV.

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

     To date, the Company is not aware of any new rules or regulations that have been published or announced by the Chinese government with respect to the new policy cited by Unicom or with respect to the treatment of existing contracts such as those in existence between Shanghai CCT McCaw and Unicom under such new policy. Pursuant to various discussions between and among representatives of Shanghai CCT McCaw, the Company and Unicom, the Company believes that under the unpublished restrictions imposed by the Chinese government (a) no agreement with respect to Phase IV or subsequent phases will be entered into with Shanghai CCT McCaw or any other investor that derives funds directly or indirectly from foreign parties and (b) Shanghai CCT McCaw's existing contract with Unicom will remain in effect and enforceable. However, it is unclear what effect the new policy will have on the respective rights of Unicom and Shanghai CCT McCaw with respect to the Shanghai GSM System. The restrictions to be imposed on the Company pursuant to the new, unpublished regulations may have a material adverse effect on Shanghai CCT McCaw's interest in the Shanghai GSM System and the value of the Company's investment in Shanghai CCT McCaw. The Company's investment in Shanghai CCT McCaw is carried on the Company's book at cost, which was approximately $15.7 million as of December 31, 1998.

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

CORPORATE GOVERNANCE

     As of December 31, 1998, Nextel International owned 100% of its Operating Companies in Mexico and Argentina. The following is a description of the Company's contractual relationships with its partners in the other Operating Companies.

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

     The Telcom Group has the right to defer making its pro rata share of any capital calls that may arise until April 29, 1999 without suffering any dilution of its right to receive dividends and other cash or noncash distributions; provided, however, that the failure by the Telcom Group to ultimately make such capital contributions (and interest thereon) by April 29, 1999 will result in the proportionate dilution of its economic interest in Nextel Brazil. Based on capital contributions made to by the Company to Nextel Brazil as of March 29, 1999, if the Telcom Group chooses not to make the required capital contributions on April 29, 1999, its interest in Nextel Brazil will decrease and the Company's interest will increase proportionately. The Telcom Group has the right at any time between October 31, 2001 and November 1, 2003, or at any time after a change of control of Nextel Brazil, to require Nextel Brazil to redeem the Telcom Group's entire interest at its appraised fair market value. The redemption price is payable in cash, or, at Nextel Brazil's election, publicly traded common stock of any entity owning 50% or more of Nextel Brazil or a combination thereof. In the event that Nextel Brazil issues additional shares of its common stock to such a third party and, as a result, the Telcom Group's interest in Nextel Brazil is reduced to less than 17%, the Telcom Group has the right to purchase additional shares in Nextel Brazil such that after the issuance to a third party, the Telcom Group would own no more than 17% of the outstanding common stock.

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

     PERU. The Company owns 62.1% of the capital stock of Nextel Peru, Motorola International owns 30.9% and a corporation controlled by Oscar Benalcazar Coz, a Peruvian citizen, owns 7%. As long as the

Company controls Nextel Peru, the Company will have the right to designate for election four members of the seven-member board of directors of Nextel Peru. Each shareholder of 10% or more of the outstanding shares of Nextel Peru has a right to designate one of the seven members of Nextel Peru's board of directors. If any shareholder fails to maintain at least a 10% ownership interest in Nextel Peru, the directors designated for election by such shareholder will be required to resign.

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

     PHILIPPINES. The Company owns, directly and indirectly, 38% of the outstanding shares of Nextel Philippines and has the right to designate three of 11 members of the board of directors and one of five members of the executive committee of the board. Pursuant to the Revised Corporate Structure (as defined below), the Company holds veto rights with respect to decisions involving a number of significant corporate actions including the following (collectively, the "Company Veto Rights"): (i) the acquisition of any entity; (ii) the merger, consolidation or sale of the company or any subsidiary or any disposition of a material amount of assets; (iii) the amendment of the articles of incorporation or by-laws; (iv) any amendment affecting the preemptive rights of stockholders;
(v) appointment and removal of the President and Secretary; (vi) approval of or amendment to the annual business plan; (vii) entering other lines of business;
(viii) issuances of stock; (ix) the approval of annual operating and capital budgets; (x) any borrowings in excess of $200,000; (xi) any transactions with affiliates in excess of $200,000; (xii) any dispositions of assets or making loans other than in the ordinary course of business; (xiii) appointment and removal of the chief executive officer and chief financial officer of Nextel Philippines; (xiv) election of members of the executive committee; (xv) filling of vacancies of the board of directors for causes other than removal or expiration of term; and (xvi) decisions of the executive committee of the board. The presence of the member nominated by the Company is required to satisfy the quorum requirement for meetings of the executive committee. As discussed below, in connection with an administrative proceeding, Nextel Philippines later agreed not to implement the Company Veto Rights.

     In April 1998, the Company entered into an agreement with the Philippines Shareholders, including the Gotesco Group, which held a 20% interest in Nextel Philippines. Pursuant to the Philippines Partner Agreements, among other things,
(i) the Nextel Philippines corporate governance arrangements were restructured to give the Company increased minority shareholder rights (the "Revised Corporate Structure") and the Philippines Shareholders agreed to vote for the election of new, professional senior management of Nextel Philippines; (ii) the Company purchased existing shareholder loans of the Philippines Shareholders totaling approximately $19.6 million, which loans bear interest at 18% per annum and are convertible into equity of Nextel Philippines; (iii) the Company could, at its option, fund Nextel Philippines' capital needs for 1998 pursuant to loans that, at the option of the Company, may be converted into equity of Nextel Philippines; (iv) the Gotesco Group obtained the right to put its 20% interest to the Company for approximately $9.4 million beginning in January 1999 and the Company obtained the right to call the Gotesco Group's 20% interest for approximately $11.6 million, if the Gotesco Group did not exercise the Gotesco Put.

     On June 26, 1998, the Company and the Gotesco Group entered into the Gotesco Put Acceleration Agreement, pursuant to which the exercise date of the Gotesco Put was accelerated from January 1999 to August 21, 1998. Pursuant to the Gotesco Put Acceleration Agreement, the Company agreed to pay the Gotesco Group $9,000,000 for the shares covered by the Gotesco Put in three installments: (i) $500,000 upon the delivery of irrevocable proxies covering the voting rights on the shares of Nextel Philippines owned by the Gotesco Group;
(ii) $500,000 to the Gotesco Group upon the conclusion of the Nextel Philippines annual shareholder meeting, provided that the Gotesco Group's shares of Nextel Philippines were voted in favor of the corporate governance provisions of the Philippines Partner Agreements at such annual meeting; and (iii) $8,000,000 upon the transfer of the shares covered by the Gotesco Put to a qualified third-party purchaser in accordance with Philippines law. The first two installments were paid on June 26, 1998 and July 13, 1998, respectively. On August 21, 1998, Gamboa Holdings delivered the final installment of $8,000,000 to the Gotesco Group and the Gotesco Group delivered the shares covered by the Gotesco Put to Gamboa Holdings.

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

     ACCRAIN is a Philippine holding company with investments in a number of Philippines companies. Pursuant to an agreement, dated as of August 21, 1998 between an indirect wholly owned subsidiary of the Company and ACCRAIN (the "ACCRAIN Agreement"), ACCRAIN granted the Company a call right on ACCRAIN's shares in Gamboa Holdings, exercisable at anytime provided that the actual purchaser of the shares is the Company or a qualified purchaser in accordance with applicable Philippines foreign corporate ownership rules. Upon expiration of the ACCRAIN Agreement, ACCRAIN may put its shares in Gamboa Holdings to the Company or its qualified designee for approximately $8 million (the "ACCRAIN Put"). The ACCRAIN Agreement expires in August 1999 unless extended. The Company believes, and has been advised by Philippine counsel, that the above-described transactions with Gamboa Holdings comply with Philippines law, including applicable Philippines foreign corporate ownership rules. However, there can be no assurance that the above-described transactions will not be subject to legal challenge. In addition, the ability of the Company to call ACCRAIN's interest in Gamboa Holdings or to satisfy the ACCRAIN Put is subject to applicable Philippines foreign ownership rules.

     Immediately prior to Nextel Philippines' 1998 annual shareholders meetings, the Philippines Securities and Exchange Commission (the "ROP SEC") issued a temporary restraining order (the "TRO") upon petition of one of the Philippines Shareholders and certain individual shareholders who hold shares in Nextel

Philippines in their capacity as members of the board of directors of Nextel Philippines representing the interests of Jetcom, Inc. and Foodcamp Industries and Marketing, Inc., two of the Philippine Shareholders (the "Petitioners"). The Petitioners requested the nullification of the amendments of the bylaws of Nextel Philippines contemplated by the corporate governance provisions of the Philippines Partner Agreements (the "Bylaw Amendments") and the TRO enjoined Nextel Philippines from implementing such Bylaw Amendments for a 72-hour period. The Petitioners further requested that a preliminary injunction be issued with the same effect pending a trial on the merits with respect to the validity of the Bylaw Amendments. On July 15, 1998, pursuant to the agreement of Nextel Philippines and the Petitioners and confirmed by the ROP SEC (a) the TRO was permitted to expire and (b) pending a trial on the merits as to the validity of the Bylaw Amendments (i) the Petitioners agreed to withdraw their petition for a preliminary injunction and (ii) Nextel Philippines agreed that the provisions of the Bylaw Amendments granting the Company Veto Rights would not be implemented.

     On October 30, 1998, pursuant to the dispute resolution provisions of the Philippines Partner Agreements, the Company commenced arbitration proceedings in Hong Kong against the Petitioners, in which the Company asserts that such shareholders have failed to perform their respective obligations under the Philippines Partner Agreements. See Part I, Item 3, "Legal Proceedings."

     Although the Company believes that the provisions of the Philippines Partner Agreements are enforceable against each of the Philippines Shareholders and that the Company will eventually be successful in asserting its claims against Jetcom and Foodcamp regarding such agreements, there can be no assurance that the Company will prevail in any arbitration or legal action against Jetcom and Foodcamp or that such claims will be resolved in a timely manner. To the extent the Company is not successful in resolving these issues with Jetcom and Foodcamp, the Company may decide not to continue to fund Nextel Philippines. Any failure to resolve the legal issues among the shareholders of Nextel Philippines in a timely manner, and any resulting decision by the Company not to continue to provide additional funding to Nextel Philippines, would have a material adverse effect on Nextel Philippines' business, prospects, financial condition and results of operation. The Company does not believe that any of the Philippines Shareholders intend to fund Nextel Philippines in fiscal year 1999. Any lack of funding of Nextel Philippines, either from the Company, the Philippines Shareholders or other sources, would have a material adverse effect on Nextel Philippines' business, prospects, financial condition and results of operation, including its ability to meet its obligations, and, accordingly, on the value of the Company's investment in Nextel Philippines.

     At its March 3, 1999 meeting, the board of directors of Nextel Philippines authorized Nextel Philippines to effect borrowings from the Company to finance
(a) the cost of purchases of iDEN(R) infrastructure equipment and related services from Motorola; (b) the repayment of the principal amounts outstanding under the existing financing facility between Motorola Credit and Nextel Philippines; and (c) repayment of amounts to reimburse the Company for funds drawn by the Company under the Philippines Motorola Bridge Financing. The Company has agreed to provide such loans to Nextel Philippines (the "Philippines NI Facility") and will use proceeds drawn by the Company under the International Motorola Financing Facility to fund such loans. The aggregate amounts drawn under the Philippines NI Facility, together with the amounts of all other loans made by the shareholders of Nextel Philippines in 1999, cannot exceed $50 million. The Company estimates that the aggregate amounts drawn under the Philippines NI Facility will not exceed $30 million.

     Nextel Philippines and the Company have entered into a technical services agreement pursuant to which the Company agreed to provide Nextel Philippines with engineering and other technical services, marketing assistance and system operation assistance on a cost reimbursement basis. The agreement has an initial term of three years, which expires on June 30, 1999. The Company and Nextel Philippines are negotiating an amendment to this agreement.

     SHANGHAI. Under current Chinese law, foreign entities or individuals are prohibited from participating directly in the ownership and operation of telecommunications services. Because of this limitation, the Company's interest in the Shanghai GSM System is held through its 30% equity interest in a Chinese equity joint venture, Shanghai CCT McCaw. Shanghai CCT McCaw participates in the Shanghai GSM System through the Unicom Agreement originally between Unicom and Shanghai Science Technology Investment Corp. Ltd. ("SSTIC"), its Chinese partner, and Unicom. SSTIC and CCT hold 19% and 51% equity interests in Shanghai CCT McCaw, respectively.

     Shanghai CCT McCaw participates in the Shanghai GSM System through a profit-sharing arrangement under (i) the Shanghai Mobile Telecommunications GSM Project Cooperation Contract, dated April 21, 1995 (the "Unicom Agreement"), between SSTIC, one of the Company's partners in Shanghai CCT McCaw and (ii) the China Unicom Shanghai GSM Phase III Cooperation Agreement, dated March 29, 1997 (the "Phase III Agreement"), between Shanghai CCT McCaw and Unicom, which modified the arrangements under the Unicom Agreement. The Phase III Agreement requires Shanghai CCT McCaw to provide 60% of the funds required for the "Phase III Expansion", which is estimated by Shanghai CCT McCaw to be approximately $38 million. Pursuant to the Phase III Unicom Agreement Shanghai CCT McCaw has agreed to provide 60% of the funds required to expand the capacity of the Shanghai GSM System to provide service for an additional 100,000 subscribers. Shanghai CCT McCaw's share of the funds is estimated to be equal to approximately RMB$386.4 million (approximately $46 million). Pursuant to the Phase III Unicom Agreement, since September 15, 1997, Shanghai CCT McCaw has received 40.2% of the profits of the Shanghai GSM System. The Phase III Unicom Agreement expires January 15, 2012.

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

     To date, the Company is not aware of any new rules or regulations that have been published or announced by the Chinese government with respect to the new policy cited by Unicom or with respect to the treatment of existing contracts such as those in existence between Shanghai CCT McCaw and Unicom under such new policy. Pursuant to various discussions between and among representatives of Shanghai CCT McCaw, the Company and Unicom, the Company believes that under the unpublished restrictions imposed by the Chinese government (a) no agreement with respect to Phase IV or subsequent phases will be entered into with Shanghai CCT McCaw or any other investor that derives funds directly or indirectly from foreign parties and (b) Shanghai CCT McCaw's existing contract with Unicom will remain in effect and enforceable. However, it is unclear what effect the new policy will have on the respective rights of Unicom and Shanghai CCT McCaw with respect to the Shanghai GSM System. The restrictions to be imposed on the Company pursuant to the new, unpublished regulations may have a material adverse effect on Shanghai CCT McCaw's interest in the Shanghai GSM System and the value of the Company's investment in Shanghai CCT McCaw.

     In addition to its capital contribution, the Company was responsible for providing a $13.2 million to fund the Shanghai GSM System (the "Shanghai Loan"). As of December 31, 1998, the outstanding balance of the Shanghai Loan (after repayments of principal by Shanghai CCT McCaw) was $9.3 million.

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

EMPLOYEES

     As of December 31, 1998, the Company, at the corporate level, employed 39 employees and the Operating Companies (excluding Clearnet and the Shanghai GSM System) had an aggregate of 2,853 employees. The Company is not a party to any collective bargaining agreements and the Company believes its relationship with its employees is good.

RISK FACTORS

     Nextel International's business, financial condition and future prospects are subject to a number of risks and contingencies. The risks and contingencies that Nextel International regards currently as among the most significant are summarized below.

1. NEXTEL INTERNATIONAL HAS A SHORT OPERATING HISTORY, A HISTORY OF NET LOSSES AND EXPECTS LOSSES TO CONTINUE FOR SEVERAL YEARS.

     Each of our operating subsidiaries and affiliates has been operating for a relatively short time. Additionally, if we acquire or commence operations in new markets, any of these new operations are likely to also have either a short or no operating history. Our prospects must therefore be considered in light of the risks, expenses, uncertainties and obstacles of establishing a new business in a rapidly developing industry such as wireless telecommunications. We have never been profitable and we have experienced negative cash flow since we began operating. Our accumulated deficit was about $340 million at December 31, 1998. We expect that losses will continue for the next several years as we build, expand and enhance our ESMR networks. We cannot assure you that we will become or remain profitable or achieve positive cash flow. If we cannot achieve profitability or positive cash flow, we may not be able to meet our debt service, working capital or other cash needs.

2. NEXTEL INTERNATIONAL WILL NEED SUBSTANTIAL AMOUNTS OF FINANCING OVER THE NEXT SEVERAL YEARS.

  A) REASONS NEXTEL INTERNATIONAL WILL NEED FINANCING.

     We anticipate that we will need substantial amounts of financing over the next several years for the following:

          - capital expenditures to build, expand and enhance our ESMR networks;

          - funding operating losses relating to the wireless communications businesses conducted by our operating subsidiaries and affiliates;

          - debt service requirements; and

          - other general corporate purposes.

     In addition to the above, we have a number of contingent capital requirements that will become payable over the next several years. These contingent capital requirements include the following:

          - payments to the Telcom Group (the minority shareholders in Nextel Brazil) if the Telcom Group exercises its right to require Nextel Brazil to redeem their interest in Nextel Brazil at fair market value between October 31, 2001 and November 1, 2003;

          - payments to Motorola International if Motorola International exercises its right to require Nextel Peru to purchase the interests of Motorola International and its affiliates in Nextel Peru at fair market value under certain circumstances; and

          - payments to ACCRAIN if ACCRAIN exercises its right to require us or our qualified assignee to purchase its interest in Gamboa Holdings for about $8 million under certain circumstances.

  B) AMOUNTS AVAILABLE TO NEXTEL INTERNATIONAL UNDER ITS EXISTING FINANCING AGREEMENTS ARE INSUFFICIENT TO MEET ITS LONG-TERM CASH NEEDS.

     Based on our assessment of the business activity and related cash needs of our operating subsidiaries and affiliates for 1999, we believe that we currently have adequate funding to continue our operations only into the latter half of 1999. Our financing needs for 1999 are greater than our funding available under our existing financing arrangements. We will, therefore, have to raise substantial amounts of additional funds, in the form of public or private debt or equity, to meet our cash needs for the second half of 1999 and into the future. We may seek to obtain financing from various sources, including additional vendor financing provided by equipment suppliers such Motorola, project financing from commercial banks and bank lines of credit. We are exploring a number of these alternative sources of funds. If we issue debt, our leverage and debt service obligations will increase. Moreover, our ability to access additional funds may be limited by the terms of our existing financing agreements, including:

          - covenants that restrict how much additional borrowing we can incur;

          - covenants that restrict our ability to grant liens on the assets of our operating subsidiaries and affiliates; and

          - covenants that restrict the ability of our operating subsidiaries and affiliates to pay dividends to us.

     Our ability to raise additional funds may also be affected by:

          - general market conditions in the U.S. and in our international markets that may have an adverse effect on the availability or cost of capital;

          - the recent downturn in the economies of Latin American and Asia, which may make lenders and investors less likely to lend to or invest in Nextel International and/or our relevant operating subsidiaries and affiliates;

          - our high level of indebtedness, which may affect our attractiveness as a debt or an equity investment vehicle; and

          - the market's perception of our performance in each of our markets.

     Other than our existing financing arrangements, we have no legally binding commitments or agreements with any third parties to obtain additional debt or equity financing. Nextel Communications, our parent company, is not obligated to provide any additional funds to us. We cannot assure you that we will be able to raise additional funds in the amounts or at the times that we may require it. Further, if we do raise any additional funds, we cannot assure you that it will be on acceptable terms. If we are unable to raise additional funds or to obtain these funds on acceptable terms and in a timely manner, we will be required to reduce the scope of the build-out, expansion and enhancement of our ESMR networks and to curtail our operations significantly, which could have a material adverse effect on our ability to compete and on our financial condition in general.

3. NEXTEL INTERNATIONAL'S PROSPECTS DEPEND ON GOVERNMENT REGULATIONS IN VARIOUS COUNTRIES.

     In each market in which we operate, one or more regulatory entities regulate the licensing, construction, acquisition, ownership and operation of our wireless communications systems. Additionally, certain other aspects of our wireless communications system operations, including the rates we charge our subscribers and the resale of our wireless communications services, may be governed by public utility regulations. Further, in certain of the countries in which we conduct business, local statutes and regulations impose foreign ownership limitations for telecommunications companies. Changes in the current telecommunications statutes or regulations in any one or more of these countries could adversely affect our business.

     Wireless communications licenses and spectrum allocations are subject to ongoing review and, in some cases, to modification or early termination for failure to comply with applicable regulations. Most of our wireless communications licenses have fixed terms and are not renewed automatically. In cases where license terms are fixed, we cannot assure you that our licenses will be renewed, or if renewed, that renewal will be on acceptable economic terms.

     Because of the uncertainty as to the interpretation of regulations in certain countries in which we operate, we cannot assure you that we will always be able to provide the services we have planned in each market. It is possible that in the future we may be prohibited from providing services we have planned in certain markets, particularly some of the services we have planned on our ESMR networks. This could make it more difficult for us to compete in those markets. We have provided a detailed description of the regulatory environment for each of the countries in which our operating subsidiaries and affiliates conduct business under the "Regulatory and Legal Overview" discussion for each operating subsidiary or affiliate under "The Company's Business -- Operations and Investments."

     Our licensee companies must comply with the terms of their licenses and certain regulatory requirements, such as installation deadlines and minimum loading requirement. We cannot assure you that we will always be able to comply with these requirements. If our licensee companies do not comply with these requirements, we could lose the applicable licenses. We are currently out of compliance with certain installation deadlines and minimum loading requirements with respect to certain channels located in Brazil in certain cities outside of Sao Paulo and Rio de Janeiro and in Argentina in certain cities outside of Buenos Aires and Rosario. In the case of Brazil, Nextel Brazil has proposed an installation and loading plan to Anatel. We cannot assure you that Anatel will approve our proposed plan. If we do not obtain Anatel's approval for our installation and loading plan, or waivers, extensions or similar relief from the relevant deadlines from the Argentina CNC with respect to Argentina, the channels for which we are out of compliance may be revoked.

4. NEXTEL INTERNATIONAL'S FUTURE PERFORMANCE DEPENDS ON ITS ABILITY TO COMPETE IN THE HIGHLY COMPETITIVE WIRELESS COMMUNICATIONS INDUSTRY.

     Our success will depend on our ability to compete effectively with other communications services providers, including landline telephone companies and other wireless communications companies, in the markets in which we operate.

  A) SOME OF NEXTEL INTERNATIONAL'S COMPETITORS ARE FINANCIALLY STRONGER THAN NEXTEL INTERNATIONAL.

     Many competitors in our markets are well-established companies with substantially greater financial and marketing resources, larger customer bases, better name recognition and larger coverage areas than our operating subsidiaries and affiliates. Because of their financial resources, these competitors may be able to offer services to customers at prices that are below the prices that our operating subsidiaries and affiliates can offer for comparable services. As a result, our ability to compete based on the price of our service offerings will be limited. In addition, we anticipate that we will face future market pressure to reduce the prices we charge for our products and services over the next few years because of increased competition in our markets.

  B) NEXTEL INTERNATIONAL'S COVERAGE IS NOT AS EXTENSIVE AS THOSE OF OTHER WIRELESS SERVICE PROVIDERS IN OUR MARKETS.

     Many of the cellular and PCS providers in our markets have entered into roaming agreements with each other, which permits these providers to offer coverage to their subscribers in each other's markets. Because the iDEN(TM) technology that we deploy in our markets is not compatible with other wireless technologies such as digital cellular or PCS technologies, our customers will not be able to roam on cellular or PCS systems. We, therefore, will not be able to provide coverage to our subscribers outside of our current ESMR markets until:

          - we build out additional ESMR markets;

          - other SMR providers build out markets outside of our coverage area using iDEN(R) technology and we enter into roaming agreements with these providers; or

          - a multi-band or multi-mode phone (ESMR and cellular or PCS frequencies) becomes available for use on our ESMR network and we enter into roaming agreements with other wireless communications providers.

     Because of the above, we cannot assure you that we will able to compete effectively with cellular and PCS providers in our markets. We have provided more a detailed description of the competitive factors affecting each of our operating subsidiaries and affiliates under the "Competition" section for each operating subsidiary or affiliate under "The Company's Business -- Operations and Investments."

  C) NEXTEL INTERNATIONAL MUST KEEP PACE WITH RAPID TECHNOLOGICAL CHANGES.

     The digital technology deployed on our ESMR networks could become obsolete. We rely on digital technology that is not compatible with, and competes with, other forms of digital and non-digital voice communication technology. Competition among these differing technologies can:

          - segment the user markets, thereby reducing demand for specific technologies, including the technology that we use;

          - reduce the resources devoted by third-party suppliers, including Motorola, which supplies all of our current ESMR technology, to developing or improving the technology for our networks; and

          - adversely affect market acceptance of our service offerings.

     We cannot assure you that the digital technology we use on our ESMR networks will successfully compete with the other forms of digital and non-digital voice communication systems. Further, new digital or non-digital voice communication transmission technology may develop that will cause our existing systems and technology to be obsolete or otherwise impair market acceptance of our service offerings.

5. NEXTEL INTERNATIONAL OPERATES IN FOREIGN MARKETS AND THIS PRESENTS CERTAIN RISKS.

  A) NEXTEL INTERNATIONAL FACES POLITICAL RISKS IN ITS MARKETS.

     Most of our markets are considered to be "emerging markets." Although political, economic and social conditions differ in each country in which we currently operate, developments in one country may affect us as a whole, including our access to international capital markets. In Peru, for example, there was significant terrorist activity in the 1980s and the early 1990s. During that time anti-government groups escalated violence against the government, the private sector and Peruvian residents. Although the government of Peru has made progress in suppressing terrorist activity since 1990, incidents of terrorist activity continue to occur, including the hostage incident at the residence of the Japanese Ambassador to Peru in 1997. Terrorist activity could recur, and if it does, it may have a material adverse effect on the operations of Nextel Peru. We have attempted to limit our exposure in Peru by obtaining political risk insurance for this country.

  B) WIRELESS TELECOMMUNICATIONS SERVICES COMPANIES HAVE A LIMITED HISTORY IN NEXTEL INTERNATIONAL'S MARKETS.

     The success of our business plan and strategies is subject to factors that are beyond our control and impossible to predict due, in part, to the limited history of wireless communications services in our existing and targeted markets. Consequently, we face many uncertainties in our markets, including:

          - the size of the markets for wireless communications services;

          - the penetration rates of these markets;

          - the ability of potential subscribers to pay subscription and other fees;

          - the extent and nature of the competitive environment in these markets; and

          - the immediate and long-term commercial viability of wireless communications services in these markets.

  C) NEXTEL INTERNATIONAL IS SUBJECT TO FLUCTUATIONS IN CURRENCY EXCHANGE RATES.

     Substantially all of our revenues are denominated in non-U.S. currencies, although a significant portion of our capital and operating expenditures, including imported network and subscriber handset equipment, and substantially all of our outstanding debt, are denominated in U.S. dollars. Accordingly, fluctuations in exchange rates relative to the U.S. dollar may have a material adverse effect on our earnings or assets. For example, the recent economic turmoil in Asia has resulted in a significant devaluation of the currencies in several countries in Asia and has caused fluctuations in the currencies of other emerging countries, particularly in Latin America. Further, the recent currency devaluation in Brazil has caused us to record a charge against earnings and a negative adjustment to the carrying value of our assets.

     Any other devaluation of local currencies in the countries in which our operating subsidiaries or affiliates conduct business will result in increased costs for imported goods and services, and may, as a result, decrease demand for our products and services in the affected markets. If our operating subsidiaries or affiliates distribute dividends in local currencies in the future, the amount of cash we receive will be affected by fluctuations in exchange rates and currency devaluations. In addition, certain of the countries in which we have operations do or may restrict the expatriation or conversion of currency. Although we routinely assess our foreign currency exposure, we have not entered into any hedging transactions.

  D) NEXTEL INTERNATIONAL IS SUBJECT TO OTHER FLUCTUATIONS IN THE LOCAL ECONOMIES IN WHICH IT OPERATES.

     Our operations depend on the economies of the markets in which we operate. These markets are in countries with economies in various stages of development or structural reform, some of which are subject to rapid fluctuations in terms of:

          - consumer prices;

          - employment levels;

          - gross domestic product;

          - interest rates; and

          - inflation rates.

     If such fluctuations have an effect on the ability of customers to pay for our products and services, our business may be adversely affected. For example, several countries in Asia, including the Philippines, have experienced significant economic turmoil during the past year. In addition, these countries have experienced a number of bank failures and consolidations. The economic conditions in Asia have also affected other emerging markets, particularly those in Latin America. Because of the foregoing, our operating subsidiaries and affiliates may experience lower demand for their products and services and a decline in the growth of their customer base and in revenues derived from customers in their markets.

     In addition, as a result of the foregoing, the other shareholders in our operating subsidiaries may have difficulty in funding their capital contribution requirements. We then may be required to assume and satisfy the funding obligations of these shareholders or restrict the conduct of business of the affected operating subsidiary or affiliate.

     Certain of our operating subsidiaries and affiliates conduct business in countries where the rate of inflation is significantly higher than in the United States. We cannot assure you that any significant increase in the rate of inflation in any of these countries could be offset, in whole or in part, by corresponding price increases by our operating subsidiaries and affiliates, even over the long term.

     Many of the countries in which we operate do not have established credit bureaus. This makes it more difficult to ascertain the creditworthiness of potential customers. Accordingly, we may experience a higher level of bad debt expense than similar companies in the U.S. For example, our bad debt expense as a percentage of revenues in Brazil and Argentina has been significantly higher than in our other markets and in the U.S. wireless communications industry in general.

  E) NEXTEL INTERNATIONAL PAYS SIGNIFICANT IMPORT DUTIES ON ITS NETWORK EQUIPMENT AND HANDSETS.

     Our operations are highly dependent upon the successful and cost-efficient importation of network equipment and handsets from North America and, to a lesser extent, from Europe and Japan. In the countries in which we operate, network equipment and handsets are subject to significant import duties and other taxes that can be as high as 50%. Although we believe there is a trend away from increased import duties, any significant increase in the future could have a material adverse effect on our results of operations.

  F) NEXTEL INTERNATIONAL IS SUBJECT TO INTERNATIONAL TAXES IN THE COUNTRIES IN WHICH IT OPERATES.

     Distributions of earnings and other payments, including interest, received from our operating subsidiaries and affiliates may be subject to withholding taxes imposed by the countries in which these entities operate. Any such taxes will reduce the amount of after-tax cash we can receive from our operating subsidiaries and affiliates.

     In general, a U.S. corporation may claim a foreign tax credit against its federal income tax expense for foreign withholding taxes and for foreign income taxes paid directly by foreign corporate entities in which the company owns 10% or more of the voting stock. Our ability to claim foreign tax credits and to utilize net foreign losses is, however, subject to numerous limitations, and we may incur incremental tax costs as a result of these limitations or because we do not have U.S. federal taxable income.

     We may also be required to include in our income for U.S. federal income tax purposes our proportionate share of certain earnings of our foreign corporate subsidiaries that are classified as "controlled foreign corporations" without regard to whether distributions have been actually received from these subsidiaries.

  G) NEXTEL INTERNATIONAL HAS ENTERED INTO A NUMBER OF AGREEMENTS THAT ARE SUBJECT TO ENFORCEMENT IN FOREIGN COUNTRIES.

     A number of the agreements that we enter into with our operating subsidiaries and affiliates are governed by the laws of, and are subject to dispute resolution in the courts of or through arbitration proceedings in, the country or region in which the operation is located. We cannot accurately predict whether such forums will provide us with an effective and efficient means of resolving disputes that may arise. Even if we are able to obtain a satisfactory decision through arbitration or a court proceeding, we could have difficulty enforcing any award or judgment on a timely basis. Our ability to obtain or enforce relief in the United States is also uncertain.

  H) NEXTEL INTERNATIONAL IS SUBJECT TO THE FOREIGN CORRUPT PRACTICES ACT.

     The Foreign Corrupt Practices Act (the "FCPA") generally prohibits U.S. companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business. Although we have taken precautions to comply with the FCPA, we cannot assure you that such precautions will protect us against liability under the FCPA, particularly as a result of actions that may have been taken in the past or may be taken in the future by our agents and other intermediaries. In particular, we may be held responsible for actions taken by our local representatives or by other shareholders in an operating subsidiary even though we have no ability to control them. Any determination that we have violated the FCPA could affect us adversely.

6. NEXTEL INTERNATIONAL'S SUCCESS DEPENDS ON ITS ABILITY TO MANAGE THE EXPANSION OF ITS OPERATIONS.

     Since our inception, we have experienced rapid growth. We intend to continue to grow through further expansion and enhancement of our existing operations, and may grow through acquisitions and joint ventures and through the establishment of new operations. Our future success and our ability to meet our debt service obligations depend on the expansion of our operations and the development of a large subscriber base on a timely basis.

  A) CHALLENGES ASSOCIATED WITH OUR ESMR NETWORK CONSTRUCTION AND EXPANSION PROJECTS.

     Our ESMR network construction and expansion projects will be subject to numerous factors, any of which could require substantial changes to proposed plans or otherwise alter our current time frames or budgets. These factors include:

          - securing the necessary radio spectrum licenses and adhering to regulatory requirements relating to the licenses;

          - locating suitable sites for communications sites or towers, obtaining any required zoning variances or other governmental or local regulatory approvals, and negotiating acceptable purchase, lease, joint venture or other agreements;

          - negotiating favorable interconnection agreements with local phone companies;

          - delays that may be caused by frequency cross-interference with other radio spectrum users, such as television stations; and

          - risks typically associated with any construction project, including possible shortages of equipment or skilled labor, engineering or environmental problems, work stoppages, weather interference and unanticipated cost increases.

     We cannot assure you that our currently planned ESMR network construction and expansion activities will be completed successfully or in a or timely way.

  B) CHALLENGES ASSOCIATED WITH SELLING AND MARKETING OUR ESMR SERVICES.

     Once our ESMR network operations are in place in a particular market, the development of a significant subscriber base depends on the success of our sales and marketing efforts and the receptiveness of the marketplace to our services. In most of our markets, we have limited experience in marketing our wireless communications services and in tailoring our sales and marketing to local conditions. Additionally, in certain markets, there are restrictions on the type of customers to whom our operating subsidiaries or affiliates may offer their ESMR services. We cannot assure you that our sales and marketing teams will be able to establish a large subscriber base in our markets successfully. In most of our markets, we rely in part on the efforts of independent dealers and distributors to market our services. We cannot assure you that we will be able to establish and maintain satisfactory relationships with enough independent dealers or distributors or that this will be a cost-effective way of acquiring subscribers.

  C) CHALLENGES ASSOCIATED WITH MANAGING OUR EXPANDED OPERATIONS.

     During 1998, we accomplished commercial launches of service in six markets in 1998. As a result of our aggressive construction and expansion plans, we face significant challenges in managing our expanded operations. We must hire and train a significant number of key personnel to manage our growth, and our construction and expansion plans will place substantial burdens on our current management resources, information systems and financial controls. In addition, we expect significant challenges in integrating any newly acquired businesses with our existing operations. In order to assist in the management of our expanded operations, we created two regional groups, one for Latin America and one for Asia/Pacific to work with the management teams of our operating subsidiaries and affiliates. We cannot assure you that we will be able to manage the growth of our expanded operations effectively. Any failure to do so would have a material adverse effect on our results of operations.

7. NEXTEL INTERNATIONAL RELIES PRINCIPALLY ON ONE SUPPLIER TO IMPLEMENT ITS ESMR NETWORKS.

     Motorola is currently our sole source for the iDEN(R) network and subscriber handset equipment used throughout our ESMR markets. We expect to rely on Motorola for the manufacture of a substantial portion of the equipment necessary to construct our ESMR networks and for the manufacture of handset equipment for the next several years. Motorola's failure to deliver necessary technology improvements and enhancements and iDEN(R) system network and subscriber equipment on a timely, cost-effective basis would have an adverse effect on our business. We expect that for the next few years, Motorola will be the only manufacturer of subscriber equipment that is compatible with our ESMR networks. The equipment purchase agreements between Nextel Communications and Motorola provide for the licensing by Motorola of interfaces relating to network and subscriber equipment and of additional manufacturers for subscriber equipment. Currently, however, there are no arrangements in effect with any additional manufacturers to supply alternative sources for either iDEN(R) system network or subscriber equipment. Although we believe that we have or will be able to secure contractual rights to procure sufficient equipment for our anticipated requirements, we cannot assure you that such equipment will continue to be available to us or that additional equipment would be available if demand for our services exceeds our current projections. A substantial portion of the network and subscriber handset equipment required by our operating subsidiaries is manufactured in North America. Accordingly, in addition to any potential equipment manufacturing problems, delays or disruptions affecting our suppliers, we could also be adversely affected by any inability to ship or delays in shipping equipment from its place of manufacture to the overseas market where it is required.

8. NEXTEL INTERNATIONAL IS CONTROLLED BY AND DEPENDENT ON NEXTEL COMMUNICATIONS.

  A) NEXTEL COMMUNICATIONS AND ITS SIGNIFICANT SHAREHOLDERS CONTROL NEXTEL INTERNATIONAL.

     We are an indirect, substantially wholly owned subsidiary of Nextel Communications. Nextel Communications, therefore, has the power to elect all of the members of our board of directors. Of the seven directors that comprise our board of directors, five are also directors and/or officers of Nextel Communications. Although Nextel Communications has provided us with a substantial amount of financing in the past, it is under no obligation to do so in the future.

     Based on the ownership information relating to Nextel Communications as of December 31, 1998, entities controlled by Craig O. McCaw beneficially owned about 20% of the outstanding Nextel Communications stock. In addition, Motorola beneficially owned about 20% of the outstanding Nextel Communications stock.

     Digital Radio L.L.C., which is one of the entities controlled by Mr. McCaw, may designate at least one fourth of the board of directors of Nextel Communications. In addition, Digital Radio may select, from its representatives on the board of directors, a majority of the operations committee of Nextel Communications's board of directors, which has significant authority relating to Nextel Communications's business strategy, budgets, financing arrangements and in the nomination and oversight of certain executive officers. As a result, Digital Radio may exert significant influence over Nextel Communications's affairs, and thereby our affairs. Motorola is entitled to nominate two directors to the board of directors of Nextel Communications.

  B) NEXTEL INTERNATIONAL'S INTEREST MAY CONFLICT WITH THOSE OF NEXTEL COMMUNICATIONS OR ITS SIGNIFICANT SHAREHOLDERS.

     Nextel Communications, and directors and officers of Nextel Communications who are also members of our board of directors, are in positions that may result in conflicts of interests with respect to transactions in which we are involved. We have entered into a noncompetition agreement with Nextel Communication. Under that agreement, Nextel Communications has agreed that neither it nor its controlled affiliates may, for a period of time, participate in other two-way terrestrial based mobile wireless communications systems in any region other than the United States unless these opportunities have first been presented to and rejected by Nextel International. Nextel International has agreed that neither it nor any of its controlled affiliates will participate in the ownership or management of any wireless communications service business in the United States or Canada other than with respect to its interest in Clearnet without the consent of Nextel Communications.

     Digital Radio, Mr. McCaw and their affiliates have and, subject to the terms of agreements between Digital Radio and Nextel Communications, may have an investment or interest in entities that provide wireless telecommunications services that could potentially compete with Nextel Communications and with us. Under the agreements, Mr. McCaw, Digital Radio and their controlled affiliates may not, for a period of time, participate in other two-way terrestrial-based mobile wireless communications systems in the region that includes any part of North America or South America unless these opportunities have first been presented to and rejected by Nextel Communications.

     Motorola and its affiliates engage in wireless communications businesses, and may in the future engage in additional businesses, that do or may compete with some or all of the services we offer. Although we believe that our relationship with Motorola reflects the realities of purchasing and obtaining financing from a competitor, we cannot assure you that the potential conflict of interest will not adversely affect us in the future. In addition, Motorola is a significant stockholder of Nextel Communications, and indirectly of Nextel International and a significant shareholder in our operating subsidiaries or affiliates in Brazil, Peru and Japan, which creates potential conflicts of interest, particularly with regard to significant transactions.

9. NEXTEL INTERNATIONAL DEPENDS ON ITS SENIOR MANAGEMENT TEAM.

     Our success and our growth strategy depend in large part on our ability to attract and retain key management, marketing, finance and operating personnel, both at the Nextel International and operating subsidiary or affiliate levels. In many of the countries in which our operating subsidiaries or affiliates conduct business, experienced management and other highly skilled personnel are in great demand. We cannot assure you that we will continue to attract and retain the qualified personnel necessary to implement our business plan and strategies. In addition, the unexpected loss of the services of one or more members of our senior management team could adversely affect us. We do not maintain key person life insurance on any members of our senior management team.

10. NEXTEL INTERNATIONAL'S PROSPECTS MAY BE AFFECTED BY CONCERNS ABOUT HEALTH RISK.

     Mobile communications devices have been alleged to pose health risks due to radio frequency emissions from these devices. Studies performed by wireless telephone equipment manufacturers have investigated these allegations, and a major industry trade association and governmental agencies in the United States have stated publicly that the use of these phones poses no undue health risk. The actual or perceived risk of mobile communications devices could adversely affect us through a reduced subscriber growth rate, a reduction in subscribers, reduced network usage per subscriber or through reduced financing available to the mobile communications industry.

11. NEXTEL INTERNATIONAL'S OPERATIONS MAY BE DISRUPTED DUE TO YEAR 2000 ISSUES.

     We are subject to risks associated with the "Year 2000" issue. We have substantially completed our assessment phase with respect to the Year 2000 readiness status of our own internal systems and processes and recently commenced the remediation and testing phase for some aspects of our business. We have not yet developed contingency plans for resolving issues that may be identified and for which remediation is not possible on a timely or cost-effective basis. We do not currently anticipate that our own assessment, remediation and testing process of financial and operating systems or of embedded technology in our systems will exceed $5 million or will require that we defer or abandon any material projects, or objectives relating to our operations (excluding parallel Year 2000 issues readiness expenses incurred by Nextel Communications relating to common or shared systems or components, for which we may be required to provide appropriate reimbursement to Nextel Communications).

     We remain subject to risks associated with the Year 2000 readiness problems of third parties, especially providers of products and services that are critical to our ability to conduct our business operations, including other telephone service providers with which our service connects. We are also aware that governmental authorities and third parties in the markets where our subsidiaries and our affiliates operate with whom we may have material business relationships may not be at the same level of awareness, or assessment or remediation of their potential Year 2000 readiness issues as are their United States counterparts. If any of these third parties or we are unable to resolve material Year 2000 readiness issues on a timely or cost-effective basis, there would be an adverse effect on us.

12. NEXTEL INTERNATIONAL'S FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A VARIETY OF FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM CURRENT BELIEFS.

  A) "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

     A number of the statements made in this Annual Report on Form 10-K are not historical or current facts, but deal with potential future circumstances and developments. Those statements are qualified by the inherent risks and uncertainties surrounding expectations generally, and also may materially differ from our actual experience involving any one or more of these matters and subject areas. We have attempted to identify, in context, some of the factors that we currently believe may cause actual experience and results to differ from our current expectations regarding the relevant matter or subject area. The operation and results of our wireless communications business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified elsewhere in the foregoing "Risk Factors" section, including, but not limited to:

          - general economic conditions in Latin America and Asia and in the market segments that we are targeting for our services;

          - the effect of the Brazilian currency devaluation on the economies of the other Latin American economies in which we operate;

          - the accuracy of our estimates of the impact of the weakening of currencies in Brazil and the rest of Latin America in general as compared to the U.S. dollar;

          - substantive terms of any international financial aid package that may be made available to any country in which our operating companies conduct business, including Brazil;

          - future legislation or regulation by governmental entities in the markets in which our operating subsidiaries and affiliates conduct their business;

          - the availability of adequate quantities of system network and subscriber equipment and components to meet our business plans and anticipated customer demand;

          - the impact of the economic conditions in Latin America and Asia and other market conditions on the volatility and availability of equity and debt financing in domestic and international capital markets and our access to sufficient debt and equity financing to meet our operating and financial needs;

          - the successful deployment and performance of Motorola's iDEN(R) technology on our wireless communications networks;

          - the ability to achieve market penetration and average subscriber revenue level sufficient to provide financial viability to our wireless communications business;

          - our ability to accomplish required scale-up of our billing, customer care and similar administrative support timely and successfully to keep pace with anticipated customer growth and increased system usage;

          - the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular and PCS, other wireless communications services or telecommunications generally;

          - satisfactory identification and completion of Year 2000 software and hardware revisions by us and by the entities with which we do business; and

          - other risks and uncertainties described from time to time in our reports filed with the Commission.

ITEM 2.  PROPERTIES

     The Company currently leases 6,559 square feet for its principal executive and administrative offices in Seattle, Washington. The Seattle lease is a five-year lease expiring in December 2000 and payments thereunder equal approximately $130,000 per year. The Company also leases 394 square feet of office space for its Latin America regional office in Miami, Florida. The Miami lease is a six-month lease expiring on March 31, 1999, and payments thereunder equal approximately $27,600 per year. In addition, the Company's subsidiaries have leases for office space and transmission sites in each of the countries where the Operating Companies conduct business.

     On March 17, 1999, the Company announced the move of its principal executive and administrative offices from Seattle, Washington to Reston, Virginia. The Company's new principal and executive offices will be at the same location as Nextel Communications's new principal executive and administrative offices. The Company plans to complete its move to its new offices by the end of the third quarter of 1999, but plans to retain its office space in Seattle, Washington until the expiration of its lease in December 2000 for its Asia/ Pacific regional office and other administrative services.

     Each of the Operating Companies leases antenna sites for the conduct of its ESMR business. Most of such leases are for terms of five years or less, with options to renew. As of December 31, 1998, the Operating Companies (excluding Clearnet and the Shanghai GSM System) had approximately 584 constructed sites at leased locations for their ESMR business, as shown below:

                     OPERATING COMPANY                        NUMBER
                     -----------------                        ------
Nextel Brazil...............................................   212
Nextel Mexico...............................................    88
Nextel Argentina............................................   100
Nextel Peru.................................................    38
Nextel Philippines..........................................    45
J-Com.......................................................   101
                                                               ---
  Total.....................................................   584
                                                               ===

ITEM 3.  LEGAL PROCEEDINGS

     NEXTEL PHILIPPINES SEC PROCEEDINGS. Immediately prior to the Nextel Philippines annual shareholders meeting on July 13, 1998, The ROP SEC issued the TRO in favor of the Philippines Shareholders. The Petitioners requested the nullification of the amendments of the bylaws of Nextel Philippines contemplated by the corporate governance provisions of the Philippines Partner Agreements and the TRO enjoined Nextel Philippines from implementing such Bylaw Amendments for a 72-hour period. The Petitioners further requested that a preliminary injunction be issued with the same effect pending a trial on the merits with respect to the validity of the Bylaw Amendments. On July 15, 1998, pursuant to the agreement of Nextel Philippines and the Petitioners and confirmed by the ROP SEC, (a) the TRO was permitted to expire and (b) pending a trial on the merits as to the validity of the Bylaw Amendments (i) the Petitioners agreed to withdraw their petition for a preliminary injunction and (ii) Nextel Philippines agreed that the provisions of the Bylaw Amendments granting the Company Veto Rights would not be implemented. Although the Company cannot predict the outcome of this proceeding, the Company believes that the Petitioners' claims are without merit and Nextel Philippines intends to vigorously defend against them. See Part I, Item 1, "Business -- Philippines" and
"-- Business -- Corporate Governance -- Philippines."

     NEXTEL PHILIPPINES NTC PROCEEDINGS. Pursuant to the Nextel Philippines's application for an extension of its PA to operate its wireless communications network using its licensed frequencies in the Philippines, the Philippines NTC issued on March 18, 1998 an order extending the Nextel Philippines's PA to January 20, 1999 (the "Extension Order"). The language of the Extension Order contained a reference to Nextel Philippines' "Integrated Dispatch Enhanced
Network (IDEN) [sic] . . . . which can function as a trunk radio system and can work also as a cellular system (full-duplex transmission)" (emphasis added). In June and July of 1998, a number of the Philippine cellular mobile telephone companies filed proceedings (which have since been consolidated into one proceeding) with the NTC asserting that (a) the Extension Order improperly expanded Nextel Philippines' authority to provide cellular mobile telephone services ("CMTS") and (b) if Nextel Philippines was indeed authorized to operate CMTS, then Nextel Philippines should be required to meet the other obligations applicable to CMTS operators, including certain obligations to build out local exchange lines. Nextel Philippines has responded by asserting that (a) its PA does not authorize Nextel Philippines to provide CMTS services, (b) by operating trunk radio services using the iDEN(R) technology it is not providing CMTS services and (c) the Extension Order does not expand its PA by authorizing it to provide CMTS services. Although the Company cannot predict the outcome of this proceeding, the Company believes that the claims against Nextel Philippines are without merit and Nextel Philippines intends to vigorously defend against them. The Philippines NTC issued an order in February 1999 extending Nextel Philippines's PA to January 19, 2000.

     NEXTEL PHILIPPINES ARBITRATION. On October 30, 1998, pursuant to the dispute resolution provisions of the Philippines Partner Agreements, the Company commenced arbitration proceedings in Hong Kong against the Petitioners, two of the local shareholders of Nextel Philippines, in which the Company asserts that such shareholders have failed to perform their respective obligations under the Philippines Partner Agreements. The Company seeks equitable and legal relief, including, but not limited to, compensatory damages and injunctive relief.

     Other than the proceedings described above, neither the Company nor the Company's subsidiaries are party to any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the period commencing October 1, 1998 and concluding December 31, 1998, which is the final quarter covered by this report.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

(A)(I) MARKET INFORMATION

     There is no public trading market for the Company's common equity. A wholly owned subsidiary of Nextel Communications is the holder of record of substantially all of the Company's Common Stock.

(II) DIVIDENDS

     The Company has not paid any dividends on its equity securities. Covenants in the Company's public indentures and in the International Motorola Financing Facility restrict the Company's ability to pay cash dividends on its equity securities.

(III) SALES OF UNREGISTERED SECURITIES

     The Company did not sell any equity securities that were not registered under the Securities Act during the period covered by this report.

ITEM 6.  SELECTED CONSOLIDATED HISTORICAL FINANCIAL DATA

     The following table sets forth the selected financial data on a consolidated historical basis for the Company as of December 31, 1998, 1997, 1996, 1995 and 1994, and for the years then-ended. The selected consolidated historical financial data of the Company as of and for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 were derived from the consolidated financial statements and the notes thereto of the Company, which have been audited by Deloitte & Touche LLP, independent auditors, whose report, with respect to each of the three years ended December 31, 1998 and at December 31, 1997 and 1996, has been included herein.

     The selected consolidated historical financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements, including the notes thereto, appearing elsewhere in Part II of this Annual Report on Form 10-K.

                                                             YEAR ENDED DECEMBER 31,
                                             --------------------------------------------------------
                                                1998         1997        1996       1995       1994
                                             ----------   ----------   --------   --------   --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues...................................  $   42,488   $   13,015   $     --   $     --   $     --
Costs and expenses related to revenues.....      20,085        7,424         --         --         --
Selling, general and administrative........     143,098       26,768      9,318        277         --
Depreciation and amortization..............      56,039       18,381        168         19          2
                                             ----------   ----------   --------   --------   --------
Operating loss.............................    (176,734)     (39,558)    (9,486)      (296)        (2)
Interest income............................      16,655       19,666      4,300      6,233      2,688
Interest expense...........................    (106,824)     (56,583)      (323)        --         --
Loss from equity method investments........     (12,193)     (11,401)    (5,991)    (6,853)        --
Other, net(1)..............................       2,472        5,561        379    (15,002)        --
Minority interest..........................      17,131        2,085         --         --         --
                                             ----------   ----------   --------   --------   --------
Income (loss) before income tax benefit
  (provision)..............................    (259,493)     (80,230)   (11,121)   (15,918)     2,686
Income tax benefit (provision).............      22,358        6,282     (1,355)    (2,119)      (914)
                                             ----------   ----------   --------   --------   --------
Net income (loss)..........................  $ (237,135)  $  (73,948)  $(12,476)  $(18,037)  $  1,772
                                             ==========   ==========   ========   ========   ========
Net income (loss) per share, basic and
  diluted..................................  $    (6.50)  $    (2.03)  $  (0.34)  $  (0.49)  $   0.05
Weighted average shares outstanding(2).....      36,503       36,500     36,500     36,500     36,500
CONSOLIDATED BALANCE SHEET DATA (AT END OF
  PERIOD):
Cash and cash equivalents(3)...............  $  121,116   $  159,790   $ 53,029   $ 85,302   $125,542
Marketable securities......................          --      128,560         --         --         --
Property, plant and equipment, net.........     530,571      136,210      8,703         36         --
Investment in unconsolidated
  subsidiaries.............................     134,691      106,489     98,982     47,951         --
Intangible assets, net.....................     552,419      526,000     10,878     10,135         --
Total assets...............................   1,601,136    1,123,038    199,367    169,675    171,536
Current portion of long-term debt..........       2,061        2,211         --         --         --
Long-term debt, excluding current
  portion..................................   1,254,882      597,809         --         --         --
Stockholders' equity.......................      95,898      296,029     39,203     11,939      1,772

---------------
(1) Other, net includes a $15.0 million charge in 1995 representing an other than temporary decline in the fair value of the Company's investment in Nextel Mexico as a result of a decline in the Mexican Peso.

(2) As adjusted for the 100,000-for-1 stock split effective March 6, 1997 and the 3.65-for-1 stock split effective August 25, 1997.

(3) Includes approximately $17.0 million and $69.0 million of cash held by the Company at December 31, 1998 and 1997, respectively, that is restricted for use as equity investments under the Company's financing agreements and equipment purchases under certain infrastructure purchase contracts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto appearing elsewhere in Part II of this Annual Report on Form 10-K.

OVERVIEW

  GENERAL

     Nextel International provides wireless communications services in five of the largest cities in Latin America and three of the largest cities in Asia. The Company's markets cover approximately 373 million POPs, approximately 131 million of which are in Latin America. Nextel International is the largest SMR service provider in Brazil and Mexico, and holds the largest SMR channel position in Argentina. The Company's strategy is focused on using its leading analog dispatch or SMR channel positions in its principal markets, together with Nextel Communications' experience and supplier relationships, to upgrade its services from analog dispatch to digital ESMR services. The Company intends to use digital iDEN(R) technology developed by Motorola in its ESMR networks. The Company launched commercial ESMR service in Sao Paulo and Buenos Aires in the second quarter of 1998 and Rio de Janeiro, Manila and Mexico City during the third quarter of 1998 and Rosario, Argentina in the fourth quarter of 1998. The Company's Japanese affiliate, J-Com, introduced a multi-functional commercial ESMR service in the Kanto region of Japan (which includes Tokyo) in July 1998. The Company's upgrade to digital networks allows it to increase capacity significantly and to offer, in a single digital subscriber unit, additional services and advanced features, such as direct connect (group calling and instant conferencing), telephone interconnect and text messaging services.

     As of December 31, 1998, the Company directly or indirectly owned the following entities that are treated as consolidated subsidiaries: 100% of Nextel Mexico; 100% of Nextel Argentina; 81% of Nextel Brazil (and through Nextel Brazil's 95% interest in Nextel S.A., 77% of Nextel S.A.); and 62.1% of Nextel Peru. Nextel International's 38% of Nextel Philippines and its 21% of J-Com are each accounted for using the equity method. Nextel International's approximately 15% of Clearnet is accounted for as an investment available-for-sale and reflected at fair market value and its contractual right to receive 12.1% of the profits of the Shanghai GSM System is accounted for as a cost method investment. The Company's consolidated financial statements include the accounts of Nextel Brazil, Nextel Mexico, Nextel Argentina and Nextel Peru commencing January 30, 1997, September 1, 1997, February 1, 1998 and February 1, 1998, respectively, which are the approximate dates when the Company acquired a controlling interest in the respective Operating Companies.

     The accounts of the Company's consolidated foreign subsidiaries and those foreign subsidiaries accounted for under the equity method are presented utilizing accounts as of a date one month earlier than the accounts of the Company and its United States subsidiaries to ensure timely reporting of consolidated results.

  REVENUES

     The Company's principal source of revenue is service fees billed to its subscribers. Service fees are generally derived from access fees, usage fees, and other service features. In certain instances, the Company also bills for activation fees, but such amounts are not significant to its operations. Access fees are billed at various amounts depending on the number of minutes and features included in a specific rate plan. Each rate plan includes a designated number of dispatch minutes of use, a designated number of interconnect minutes of use or a combination of both. Depending on the rate plan, some other features such as voice mail or short message services may also be included in the monthly access fee. When a subscriber exceeds the minutes of use as designated in their rate plan, additional usage fees are billed based on the contracted usage rates. These rates vary depending on the service provided and the specific rate plan. Additionally, voice mail, short message service, three-way calling and other features may be billed to the customer on a per usage basis. Each Operating Company sets the pricing of the different components of its services in accordance with its marketing plan in each of the markets in which it operates, taking into account, among other things, competitive factors. Usage revenues are accrued for during the month incurred and billed at the end of the monthly billing cycle. Rental fee revenues and monthly fixed access charges are billed in advance and recognized in the period service was delivered. Equipment sales are recognized at the time of delivery. During

1999 and thereafter, due to a number of considerations, in particular the change in the tax law in Brazil as well as competitive pressures in each of its markets, the Company expects that it generally will not be charging its subscribers an activation fee related to commercial ESMR service. The Company does not expect this transaction to have a material effect on its financial statements.

     As the Company upgrades its existing analog SMR networks to ESMR networks and begins to offer enhanced services, features and coverage, it expects increased revenue per subscriber. Over time, the Company expects such increases will be partially offset by a decline in rates resulting from increased competition and lower average usage per subscriber.

     By principally targeting business customers, the Company believes it experiences lower customer turnover, lower acquisition costs per subscriber and a generally more stable customer base than if it targeted customers in the general population. In addition, customers using the Company's ESMR systems will be required to have ESMR handsets, which are not compatible with or adaptable for use on a cellular or PCS system. The Company believes that the cost that would be incurred by a customer switching to a competing cellular or PCS service may also result in lower turnover.

     Historically, the Company has experienced relatively high rates of churn and bad debt expense. However, the Company has taken a number of steps to reduce these levels, including tightening the credit screening process, instituting the requirement of longer term contracts and implementing more aggressive collection processes.

     The Company expects the revenues of the Operating Companies to increase over the next few years due to the launch of commercial ESMR service in Sao Paulo and Buenos Aires during the second quarter of 1998, Rio de Janeiro and Mexico City during the third quarter of 1998 and Rosario, Argentina during the fourth quarter of 1998 and the planned launch of commercial multi-function ESMR service in Lima during the second half of 1999. See "Business -- Operations and Investments." In addition, as the Company upgrades its existing analog SMR networks to ESMR networks, it anticipates its revenues will increase due to the large increase in subscriber capacity that results from ESMR system design and operation and the anticipated increase in average revenue per subscriber that is expected to result from the Company's ability to offer enhanced services and features for which it can charge higher fees. Although the Company believes it will be able to obtain the necessary licenses to expand its ESMR networks as planned, no assurance can be given that it will be able to do so. See "Risk Factors -- 3. Nextel International's prospects depend on government regulations in various countries."

     The Company is subject to the laws and regulations governing telecommunication services in effect in each of the countries in which the Operating Companies conduct business. These laws and regulations cover, among other things, the number of licenses that can be used in any one service area by affiliated companies, the construction and loading requirements necessary to retain a license, the number of telephone numbers that can be assigned to an individual licensee, the type of customer to whom service can be provided and the rights of a licensee to interconnect with a public telecommunications network. Each of these factors can have a significant influence on the Company's ability to generate revenues and are subject to change by the governmental agency responsible for determining the laws and regulations in the respective countries. The Company cannot predict what future laws and regulations might be passed that could have a material effect on the Company's results of operations. The Company assesses the impact of significant changes in laws and regulations on a regular basis.

  COSTS AND EXPENSES RELATED TO REVENUES

     Costs and expenses related to revenues include both the cost of radio service revenue and the cost of equipment sales and maintenance. Cost of radio service revenue represents the cost of maintaining networks, interconnection charges, site lease costs, technical expenses and utilities. The Company anticipates the cost of radio service revenue will increase with the expansion of its wireless networks. Cost of equipment sales and maintenance represents primarily cost of analog equipment sold and warranty and maintenance costs on handsets. As the Company launches commercial ESMR service in markets where it formerly offered analog

SMR service, the cost of equipment sales and maintenance is expected to decrease. Digital ESMR handsets are sold at a loss and such losses are accounted for as a sales and marketing expense.

     The Company is billed directly on a monthly basis by landline telephone companies for interconnect services and by various governments for taxes. The Company bills its subscribers for these charges and taxes and is responsible for collecting the charges and taxes from them.

  GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses consist primarily of salaries, credit and collections costs, professional fees, and general office expenses. Prior to 1997, substantially all of the general and administrative expenses were incurred at the Nextel International level. As the Company has entered new markets and the consolidated Operating Companies continue to expand their wireless communications networks and the support to maintain such networks, general and administrative expenses increased significantly in fiscal year 1998 and are expected to continue to increase in fiscal year 1999.

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

SALES AND MARKETING EXPENSES

     Sales and marketing expenses consist mainly of customer acquisition costs, including salaries and sales commissions, other media and advertising expenses and ESMR subscriber equipment subsidies. As part of the Company's promotional program, digital handsets are generally sold at a price below the Company's cost to encourage new subscriber additions. The cost of the subsidy is recorded as a selling and marketing expense and recognized at the time of sale of the handset.

     The Company expects sales and marketing expenses to increase over time as it continues to launch and expand its ESMR operations.

  DEPRECIATION AND AMORTIZATION

     Prior to 1997, the Company's depreciation and amortization expense was primarily attributable to the depreciation of property, plant and equipment at its corporate headquarters. As a result of the acquisitions of a controlling interest in Nextel Brazil in January 1997, Nextel Mexico in August 1997 and Nextel Argentina and Nextel Peru in January 1998, the Company's depreciation and amortization expense has increased significantly. Additionally, as construction on the Company's networks is completed and service launched, the depreciation expense related to ESMR infrastructure equipment has also increased significantly.

  INTEREST INCOME

     Interest income represents income earned on notes receivable, cash and cash equivalents and marketable securities.

  INTEREST EXPENSE

     During 1997, interest expense consisted of amounts payable on its 13% Senior Discount Notes due 2007 (the "March 1997 Notes") and to a lesser extent outstanding borrowings under the Brazil Motorola Financing. Interest expense has increased during 1998 as a result of the 1998 Notes Offering and the incurrence of additional indebtedness, including the Brazil Motorola Financing and the Argentina Credit Facility.

  LOSS FROM EQUITY METHOD INVESTMENTS

     Loss from equity method investments represents the Company's proportionate share of net loss from its investments in companies of which it owns between 20% and 50%. For the year ended December 31, 1998, loss from equity method investments consisted of the Company's proportionate share of net losses from its interest in Nextel Argentina prior to obtaining a majority interest in January 1998, 38% interest in Nextel Philippines (30% prior to the closing of the Gotesco Put Acceleration Agreement in August 1998) and 21% interest in J-Com commencing March 1998. For the year ended December 31, 1997, loss from equity method investments consisted of the Company's proportionate share of net losses from its interest in Nextel Mexico prior to obtaining a majority interest in August 1997, 30% interest in Nextel Philippines and 50% interest in Nextel Argentina after May 6, 1997. Loss from equity method investments also includes amortization of the excess purchase price over net assets acquired in its investments in entities accounted for under the equity method.

  OTHER, NET

     Other, net consists primarily of foreign currency transaction gains and losses. In addition, it also includes fees received for management services provided to Shanghai CCT McCaw and Nextel Philippines.

  MINORITY INTEREST

     For the year ended December 31, 1998, minority interest represents the 23% interest in Nextel S.A. not owned by the Company and approximately 30% minority interest in Nextel Peru from the purchase date through October 1998 when the Motorola Peru Put Transaction was completed (38% subsequent to the Motorola Peru Put Transaction). For the year ended December 31, 1997, minority interest represents the 19% interest in Nextel Brazil (or approximately 23% interest in Nextel S.A. subsequent to the MCS Transaction) not owned by the Company and the minority interest in Nextel Mexico not owned by the Company prior to acquiring 100% of Nextel Mexico in 1997.

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

     In the periods prior to the Company's merger with Nextel International (Mexico), Ltd. ("NI Mexico," formerly Nextel International (CANMEX), Ltd.), the Company was precluded from recognizing income tax benefits associated with its U.S. net operating losses because it was not reasonably certain that the Company would generate taxable income. Historically on a stand-alone basis, NI Mexico generated taxable income from the interest earned on its investments of cash and cash equivalents. Because accounting rules related to the pooling of interest method of accounting preclude the offsetting of the Company's historical net operating losses against NI Mexico's historical taxable income, the Company has recognized only the NI Mexico income tax expense in the combined financial statements presented prior to the merger date. Subsequent to the merger, which occurred in the first quarter of 1997, the Company combined the tax attributes of the merged companies. The Company is obligated to pay to Nextel Communications, pursuant to the Tax Sharing Agreement, amounts for taxes paid by Nextel Communications because net operating losses at the Operating Company level cannot be used for United States income tax purposes and interest expense on the March 1997 Notes and the March 1998 Notes is not deductible for United States income tax purposes.

     Subsequent to the acquisitions of Nextel Brazil, Nextel Mexico and Nextel Argentina, the Company recognized income tax benefits related to its operations in Brazil, Mexico and Argentina. Certain of the Brazilian, Mexican and Argentine subsidiaries have taxable temporary differences allowing for the recognition of the tax benefits derived from net operating losses.

     Due to changes in tax legislation in Argentina and Mexico, the recognition of tax benefits derived from net operating losses is expected to decline during 1999. In addition, timing differences in Brazil that have been used to offset net operating loss carryforwards have been depleted; therefore, the Company expects to see a decrease in the amount of tax benefits recognized during 1999 related to Brazil net operating loss carryforwards.

HISTORICAL RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 1998 AND 1997

     The Company's consolidated financial statements include the accounts of Nextel Brazil and Nextel Mexico for the entire year, and Nextel Argentina and Nextel Peru for the eleven months ended December 31, 1998. Prior to the Company gaining a controlling interest in Nextel Argentina, Nextel Argentina was accounted for under the equity method.

     Revenues increased to $42.5 million in 1998 from $13 million in 1997. Of the $29.5 million increase, $7.9 million relates to increases in Nextel Brazil's revenue, $10.7 million to Nextel Argentina, and $9.1 million to Nextel Mexico. The increase is primarily attributable to fees generated from ESMR and analog SMR services provided in Brazil in 1998 by affiliates of Nextel Brazil and from analog SMR services provided in Mexico in 1998 by affiliates of Nextel Mexico. A portion of the increase is also attributable to the higher number of months Nextel Mexico was consolidated during 1998 (four months in 1997 versus twelve months in 1998), and the purchase of majority interest in Nextel Argentina and Nextel Peru in January 1998. During 1997, revenues were primarily attributable to analog SMR services in Mexico and Brazil. As the Company launched ESMR services in Sao Paulo, Rio de Janeiro, Buenos Aires, Mexico City and Rosario, Argentina during 1998, fees were generated predominately by ESMR services.

     Costs and expenses related to revenues increased to $20.1 million from $7.4 million. Cost of radio service revenues increased $8.1 million from $6.2 million in 1997 to $14.3 million in 1998. The increase of $2.0 million in Brazil, $4.0 million in Argentina and $1.8 million in Mexico relates to increases in site and switch operating costs, including site rents, utilities and maintenance, as well as an increase in interconnect costs related to the Company's ESMR networks. Cost of equipment sales and maintenance increased $4.5 million in 1998 primarily attributable to increases of $2.6 million in Nextel Mexico and $1.3 million in Nextel Argentina. The increase in cost and expenses related to revenue also is attributable to Nextel Mexico's full year of consolidated operations compared to only four months in 1997 and the addition of Nextel Argentina and Nextel Peru as consolidated subsidiaries during 1998.

     General and administrative expenses increased to $78.0 million in 1998 from $26.3 million in 1997. Approximately $19.1 million of the increase is attributable to Nextel Brazil, $19.2 million to Nextel Argentina, $7.3 million to Nextel Mexico and $6.1 million to Corporate and Other. General and administrative expenses at the Operating Company level have increased primarily due to market growth, launch of the ESMR networks and an increase in staffing and other costs, including customer assistance, collections and billing, required to launch and support the ESMR businesses. Additionally, general and administrative expenses have increased due to the consolidation of the operating results of Nextel Argentina and Nextel Peru commencing in January 1998 and the consolidation of a full year of Nextel Mexico's operations in 1998.

     The Company recognized an aggregate of approximately $7.1 million in bad debt expense for the year ended December 31, 1998. Bad debt expense as a percentage of total revenues, including revenues from the ESMR networks, was 10.5% in 1998. The amount of bad debt expense recognized by the Company during 1998 was a result of a number of factors, including principally delays in the effective implementation of a subscriber billing system, deficiencies in the Company's billing and collection processes, inadequate staffing, difficulty in ascertaining the creditworthiness of customers and the lack of established credit bureaus in many of the Company's markets, among others. The Company believes that it is pursuing appropriate activities and already has taken a number of measures that it expects to result in the gradual improvement of its billing and accounts receivable collection effectiveness by the latter half of 1999. The Company anticipates that the dollar amount of bad debt expense and the percentage of bad debt expense as compared to total revenues will each increase in 1999. Accordingly, the amount of bad debt expense recognized by the Company during 1998 should not be viewed as indicative of either the amount or level of bad debt expense that the Company may recognize in 1999.

     Sales and marketing expenses increased to $65.1 million during 1998 from $0.5 million in 1997. The $64.6 million increase is due primarily to the launch of the ESMR networks in Sao Paulo, Rio de Janeiro, Buenos Aires, Mexico City and Rosario, Argentina during 1998. Approximately $35.5 million of sales and marketing costs were recorded in Nextel Brazil, $21.5 million in Nextel Argentina and $7.2 million in Nextel Mexico. The increase is attributable to an increase in sales personnel and related salaries and commissions, an increase in equipment subsidies on ESMR handsets, and advertising and marketing costs to create brand awareness in each of the markets that launched ESMR service during 1998.

     Depreciation and amortization increased to $56.0 million in 1998 from $18.3 million in 1997. The $37.7 million increase is primarily attributable to amortization of licenses in Nextel Argentina, Nextel Brazil and Nextel Mexico. Additionally, the remaining increase is due to the increase in depreciation expense related to the ESMR networks launched during 1998 and depreciation and amortization expense related to the consolidation of the operating results of Nextel Argentina in January 1998 and Nextel Peru commencing in February 1998.

     Interest income decreased $3.0 million to $16.7 million in 1998 from $19.7 million in 1997. The decrease was primarily attributable to a reduction of income recognized on the investment of the net proceeds from the March 1998 Notes compared to the investment of the net proceeds from the March 1997 Notes, prior to their application in the Company's business.

     Interest expense of $106.8 million was recognized in 1998 compared to $56.6 million in 1997. The $50.2 million increase primarily represents accretion on the March 1998 Notes, the March 1997 Notes and related amortization of debt issue costs, as well as interest expense recorded on the Brazil Motorola Financing and Argentina Credit Facility. In 1998, the Company capitalized $23.8 million of interest expense in connection with the construction and development of its ESMR networks. In 1997, $2.5 million of interest was capitalized.

     Loss from equity method investments increased $0.8 million to $12.2 million in 1998 from $11.4 million in 1997. The loss in 1998 was primarily attributable to approximately $5.8 million in losses associated with the Company's 38% interest (30% through August 1998) in Nextel Philippines and $5.5 million in losses associated with the Company's 21% interest in J-Com. During 1997, the loss from equity method investments also includes $4.5 million of losses associated with the Company's 50% interest in Nextel Argentina accounted for using the equity method in 1997.

     Other, net of $2.5 million decreased from $5.6 million in 1997. The $3.1 million decrease in 1998 is primarily attributable to an increase of $3.5 million in foreign currency gains recognized on the remeasurement of Nextel Mexico's net monetary liabilities and J-Com's Japanese yen-denominated debt offset by increases in other corporate and Operating Company expenses.

     Minority interest in the net loss of Nextel S.A. and Nextel Mexico totaled $17.1 million in 1998, an increase of $15.0 million. The amount is primarily attributable to the minority shareholders' approximately 23% interest in the net loss of Nextel S.A.

     The Company recognized an income tax benefit of $22.4 million in 1998 compared to an income tax benefit of $6.3 million in 1997. The income tax benefit recognized in 1998 was primarily attributable to $17.9 million of operating losses and changes in temporary timing differences related to Nextel Brazil and $3.9 million related to Nextel Mexico.

  YEAR ENDED DECEMBER 31, 1997 AND 1996

     The Company's consolidated financial statements include the accounts of Nextel Brazil and Nextel Mexico commencing January 30, 1997 and September 1, 1997, respectively, which are the dates when the Company acquired a controlling interest in the respective companies. Prior to September 1, 1997, Nextel Mexico was accounted for using the equity method. The Company's consolidated financial statements also include the accounts of Nextel Argentina prior to May 6, 1997, when it was contributed to the Argentina Joint Venture. On and after May 6, 1997 and until February 1, 1998, Nextel Argentina was accounted for using the equity method. In 1997, substantially all of the revenues and costs and expenses related to revenues result from the eleven months of Nextel Brazil's SMR operations and four months of Nextel Mexico's SMR operations included in the Company's consolidated financial statements.

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

     Selling, general and administrative expenses increased $17.5 million to $26.8 million in 1997 from $9.3 million in 1996. Approximately $17.4 million of the increase is attributable to Nextel Brazil. Additionally, approximately $2.4 million of the increase is attributable to the four months of Nextel Mexico's SMR operations. The increase in selling, general and administrative expenses from Nextel Brazil's and Nextel Mexico's operations was offset by a $2.0 million decrease attributable to the Company's contribution to Nextel Argentina.

     Depreciation and amortization increased to $18.4 million in 1997 from $0.2 million in 1996. Approximately $14.0 million and $3.8 million of the increase is attributable to the depreciation and amortization expense of Nextel Brazil and Nextel Mexico, respectively. The remaining increase is due to the amortization of licenses in Nextel Argentina.

     Interest income increased $15.4 million to $19.7 million in 1997 from $4.3 million in 1996. The increase was primarily attributable to income recognized on the investment of the net proceeds from the March 1997 Notes Offering prior to their application in the Company's business.

     Interest expense of $56.6 million was recognized in 1997, which primarily represents accretion on the March 1997 Notes and amortization of associated debt issue costs. In 1997, the Company capitalized $2.5 million of interest expense in connection with the construction and development of its ESMR networks. No significant interest expense was recognized in 1996.

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

     Other, net of $5.6 million in 1997 increased from $0.4 million in 1996. The increase in 1997 is primarily attributable to approximately $6.0 million in foreign currency transaction gains recognized upon the remeasurement of Nextel Brazil's and Nextel Mexico's net monetary liabilities denominated in the local currency to the U.S. dollar.

     Minority interest in the net loss of Nextel Brazil and Nextel Mexico totaled $2.1 million in 1997. The amount is primarily attributable to the minority shareholders' approximately 23% interest in the net loss of Nextel Brazil.

     The Company recognized an income tax benefit of $6.3 million in 1997 compared to an income tax provision of $1.4 million in 1996. The income tax benefit recognized in 1997 was primarily attributable to $8.0 million of operating losses and changes in temporary timing differences of Nextel Brazil and Nextel Mexico. The foreign income tax benefits recognized during 1997 were partially offset by a U.S. tax provision of $1.7 million resulting from the taxes payable on the interest income associated with the investment of the net proceeds from the Company's offering of its March 1997 Notes (the "March 1997 Offering") pending their application in the Company's business. The income tax provision recognized in 1996 was primarily attributable to the taxes associated with NI Mexico's interest income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred historical cumulative net losses of approximately $341.6 million from January 1, 1995 through December 31, 1998. These losses resulted from expenditures required for the development of the Company's wireless communications networks and other start-up costs incurred by the Operating Companies. Through December 31, 1998, funds necessary to finance the Company's activities have been provided to the Company (prior to March 1997) primarily by its parent, Nextel Communications, in the form of equity contributions and (since March 1997) from the net proceeds of the March 1997 Offering and March 1998 Offering, and to a lesser extent from vendor and bank financing, including the existing Brazil Motorola Financing, and the Argentina Credit Facility. Nextel Communications is not obligated to provide any additional funding to the Company.

     Net cash used in operating activities for 1998, 1997 and 1996 approximated $178.0 million, $16.5 million and $2.9 million, respectively. During 1998, cash used in operations consisted primarily of selling, general and administrative expenses related to the development and management of ESMR networks, value-added taxes imposed on equipment purchased to construct the ESMR networks, and purchase of inventory used with the ESMR networks. During 1997, cash used in operations consisted primarily of selling, general and administrative expenses related to the development and management of wireless communication networks (including engineering expenses) in Brazil and Mexico offset by interest income earned on the proceeds of the March 1997 Notes. In 1996, cash from operating activities consisted mainly of interest income generated from cash held by NI Mexico offset by selling, general and administrative expenses of the Company.

     Net cash used in investing activities approximated $402.9 million, $389.2 million and $72.3 million for 1998, 1997, and 1996, respectively. In 1998, cash used in investing activities primarily consists of capital expenditures relating to the purchase and installation of ESMR infrastructure equipment, investments in J-Com, Nextel Peru and Nextel Philippines, and the acquisition of the remaining equity interest in Nextel Argentina. The cash used in investing activities was offset by proceeds from the sale of marketable securities acquired with the proceeds of the March 1997 Notes and the March 1998 Notes. During 1997, cash used in investing activities consisted of the purchase of ESMR infrastructure equipment, additional ownership interests in Nextel Mexico and investments in marketable securities acquired with the proceeds of the March 1997 Notes. During 1996, the Company's investments consisted primarily of the purchase of analog SMR infrastructure equipment and equity interests in Nextel Mexico and Nextel Philippines.

     Net cash provided by financing activities approximated $542.2 million, $512.4 million, and $43.0 million for 1998, 1997, and 1996, respectively. During 1998, cash provided by financing activities consists primarily of proceeds from the issuance of the March 1998 Notes, the Argentina Credit Facility and proceeds of additional financing pursuant to the Brazil Motorola Financing. During 1997, cash provided by the Company's financing activities consisted mainly of proceeds from the issuance of the March 1997 Notes, offset by repayment of other long-term debt and amounts due to Nextel Communications. In 1996, financing activities consisted mainly of capital contributions from Nextel Communications, which were partially offset by repayment of amounts due to Nextel Communications.

MOTOROLA FINANCINGS AND ARGENTINA CREDIT FACILITY

     MOTOROLA FINANCING OVERVIEW. As of December 31, 1998, the Company and certain of its Operating Companies had received a commitment from Motorola Credit for $400 million of financing as follows: (i) $225 million currently available for borrowings by the Company under the International Motorola Financing Facility (including refinancing of the Philippines Motorola Financing and the Philippines Motorola Bridge Financing); (ii) confirmation of $125 million currently available for borrowings by Nextel Brazil under the Brazil Motorola Financing; and (iii) $50 million available for borrowings by Nextel Argentina as Argentina Incremental Facility Loans under the Argentina Credit Facility, subject to the negotiation and execution of definitive agreements.

     INTERNATIONAL MOTOROLA FINANCING FACILITY. On February 4, 1999, the Company and Motorola Credit entered into the International Motorola Financing Facility in accordance with the terms set forth in the Motorola Financing Commitment. The International Motorola Financing Facility provides for up to $225 million in incremental term loans to the Company consisting of (i) up to $100 million in Reimbursement Loans to reimburse the Company for payments made to Motorola by the Company and certain Operating Companies after January 1, 1997 for the purchase of iDEN(R) equipment and related services by or for the benefit of such Operating Companies and (ii) up to $225 million in loans (less the amount of Reimbursement Loans advanced) to (A) finance the cost of qualifying future purchases of iDEN(R) equipment and related services (including ancillary products and services) purchased by or for the benefit of the Borrowing Affiliates and (B) repay the principal amounts outstanding under the under the Philippines Motorola Financing and the Philippines Motorola Bridge Financing. The "Borrowing Affiliates," for purposes of the International Motorola Financing Facility, include Nextel Mexico, Nextel Peru, Nextel Philippines and J-Com and such other entities in which the Company holds an equity interest and which have been so designated by agreement between the Company and Motorola Credit. Loans under the International Motorola Financing Facility will be repaid in eight equal semi-annual installments beginning June 30, 2001 and will mature December 31, 2004. Loans under the International Motorola Financing Facility will bear interest at variable rates based upon either the U.S. prime rate or LIBOR and will be secured by, among other things, a pledge of the shares of stock of the Borrowing Affiliates held by the Company, a pledge of the shares of stock of certain other direct and indirect subsidiaries of the Company and a pledge of the shares of stock of the Borrowing Affiliates held by certain third party shareholders.

     In addition, the Company contemplates negotiating and entering into definitive agreements with Motorola Credit with respect to the Argentina Incremental Facility Loans during the second quarter of 1999. See "-- Risk Factors -- 12. Nextel International's forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs."

     In February 1999, the Company repaid all amounts outstanding under the Philippines Motorola Bridge Financing with a portion of the proceeds of a loan under the International Motorola Financing Facility. As of March 31, 1999, approximately $102.3 million had been borrowed under the International Motorola Financing Facility (including all $100 million of available Reimbursement Loans) and $122.7 million remained available for future borrowings under such facility. The availability of borrowings under the International Motorola Financing Facility is subject to the satisfaction or waiver of certain applicable borrowing conditions. See "--Risk Factors -- 12. Nextel International's forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs."

     PHILIPPINES MOTOROLA FINANCING. In June 1997, Nextel Philippines, an unconsolidated affiliate, and Motorola entered into the Philippines Motorola Financing, pursuant to which Motorola committed to provide a maximum amount of $14.7 million in term loans to Nextel Philippines to finance the purchase of infrastructure equipment and services from Motorola. The Philippines Motorola Financing matures in June 1999 and provides for an annual interest rate of LIBOR plus 506 basis points. Pursuant to the Philippines Motorola Financing the term loans are secured by a first-priority lien on substantially all of Nextel Philippines' assets and guarantees of by the Company and one of the Philippines Shareholders of 57% and 43%, respectively. As of December 31, 1998 all of the $14.7 million had been borrowed under the Philippine Motorola Financing. The Company plans to refinance the amounts owed under Philippines Motorola Financing with proceeds of loans under the International Motorola Financing Facility. See "-- Risk Factors -- 12. Nextel International's forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs."

     BRAZIL MOTOROLA FINANCING. In October 1997, Nextel Brazil and Motorola Credit entered into the Brazil Motorola Financing, pursuant to which Motorola Credit agreed to provide up to $125 million in term loans to Nextel Brazil to finance the purchase of infrastructure equipment and services from Motorola. The Brazil Motorola Financing is repayable in semiannual installments over a period of 42 months commencing June 30, 2000 and bears interest at an annual rate periodically determined by the Company at either LIBOR plus 4.63% or the Prime Rate plus 2.5%. Pursuant to the Brazil Motorola Financing, the loans are secured by a first priority lien on substantially all of Nextel Brazil's assets, a pledge of all of the stock of Nextel Brazil and its subsidiaries, including Nextel S.A., and guarantees by the Company and Motorola International (which indirectly holds a 5% equity interest in Nextel S.A.) of 93.9% and 6.1%, respectively, of Nextel Brazil's obligations under such financing. Additionally, approximately $17 million of the Company's cash and cash equivalents was restricted at December 31, 1998 for use as future equity investments in Nextel Brazil and its subsidiaries. The Brazil Motorola Financing contains certain financial and operating covenants. In the event of noncompliance with certain of the financial covenants, Nextel Brazil may cure any such noncompliance by receiving additional equity contributions. As of December 31, 1998, $103 million of the $125 million available had been borrowed under the Brazil Motorola Financing. The availability of borrowings under the Brazil Motorola Financing is subject to the satisfaction or waiver of certain applicable borrowing conditions. See "-- Risk Factors -- 12. Nextel International's forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs."

     ARGENTINA CREDIT FACILITY. As of February 27, 1998, Nextel Argentina entered into the Argentina Credit Facility, an $83 million senior secured credit facility, which facility, as amended, was increased to $100 million. Borrowings under the Argentina Credit Facility are subject to the satisfaction or waiver of certain conditions. Loans under the Argentina Credit Facility will bear interest at a rate equal to either (i) the ABR plus 2.75% (ABR is the highest of the prime rate, the base CD rate plus 1% or the federal funds rate plus 0.5%) or
(ii) the Eurodollar rate plus 3.75% (the Eurodollar rate is the LIBO rate multiplied by the statutory reserve rate). Tranche A loans may be used for financing the import of capital goods; Tranche B loans may be used for financing the import of capital goods, financing capital expenditures related to development, expansion and upgrade of Nextel Argentina's network system, permitted spectrum acquisitions and general working capital needs. Borrowings may be made in minimum amounts of $5 million.

     The Argentina Credit Facility is secured by a pledge of the stock of Nextel Argentina and a first priority lien on the assets of Nextel Argentina and its subsidiaries and each of Nextel Argentina's material subsidiaries have guaranteed the Argentina Credit Facility. The loans under the Argentina Credit Facility will be repaid in quarterly installments beginning September 30, 2000 and ending March 31, 2003. The first nine installments will be equal to 1/18 of the then-outstanding balance and the final installment will be in an amount equal to the then-outstanding balance. Nextel Argentina will be required to make mandatory prepayments under the Argentina Credit Facility equal to 50% of Excess Cash Flow commencing with the fiscal year ending December 31, 2000. The Argentina Credit Facility also contains certain financial and operating covenants. As of December 31, 1998, $83.5 million of the $100 million available had been borrowed under the Argentina Credit Facility and no amounts had been borrowed under the Argentina Incremental Facility Loans. The availability of borrowings under the Argentina Credit Facility is subject to the satisfaction or waiver of certain applicable borrowing conditions. See "-- Risk Factors -- 12. Nextel International's forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs."

     In connection with the Argentina Credit Facility, Nextel International has entered into a Capital Subscription Agreement whereby it agreed to make aggregate equity contributions in cash or equipment to Nextel Argentina as follows: $115.5 million on or before June 30, 1998, $133 million on or before December 31, 1998, $140.5 million on or before June 30, 1999 and $148 million on or before December 31, 1999. As of December 31, 1998, the Company has made contributions totaling $155.6 million to Nextel Argentina.

     In addition, Nextel Argentina may request Argentina Incremental Facility Loans from $10 million to $50 million, provided that Nextel International matches such loans on a dollar-for-dollar basis. The maximum amount available under the Argentina Incremental Facility Loans is $50 million. Under the Motorola Financing Commitment, Motorola Credit agreed to provide up to $50 million in Argentina Incremental Facility Loans to Nextel Argentina upon the satisfaction or waiver of certain conditions and the negotiation and execution of definitive agreements.

     In March 1999, Nextel Argentina notified the Administrative Agent under the Argentina Credit Facility of its anticipated noncompliance with certain financial covenants under such facility applicable in the first quarter of 1999. Nextel Argentina received a waiver from the lenders under such facility with regard to such covenants for the first quarter of 1999 and is currently in negotiations with such lenders regarding an amendment to the Argentina Credit Facility to modify the covenants in question for future quarters. There can be no assurance that such lenders will agree to the proposed amendment to the Argentina Credit Facility. Failure to agree to an amendment of the Argentina Credit Facility as proposed could subject the entire amount outstanding under the Argentina Credit Facility to acceleration by the lenders and any such acceleration by the lenders would have a material adverse effect on the Company.

FUTURE CAPITAL NEEDS AND RESOURCES

     The Company currently estimates that its funding requirements for fiscal year 1999 will be approximately $345 million. This amount consists of capital expenditures for the construction and enhancement of its ESMR networks, funding of operating losses, and other general corporate expenditures. In estimating its funding requirements for 1999, the Company has anticipated that those Operating Companies that are controlled by the Company or that rely substantially on the Company for further funding will tailor their ESMR network related operations to be more responsive to the economic conditions prevailing in their respective market areas and to the general availability of capital.

     Based on the Company's current estimate of its funding requirement for 1999, the Company believes that it will have adequate funding to continue its operations into the latter half of 1999. Such assessment is based on the Company's assumed utilization of its available cash and cash equivalents and borrowings expected to be available under the International Motorola Financing Facility, the Brazil Motorola Financing and the Argentina Credit Facility (including Argentina Incremental Facility Loans) to meet its assumed cash needs (including reasonably foreseeable capital expenditures, funding of operating losses and any debt service obligations) during such period. There can be no assurance that such resources will be sufficient to fund the Company's obligations into the latter half of 1999. The Company is reviewing various financing options, including private debt or equity financing, that if obtained would provide the Company with sufficient funds to meet its funding requirements for the remainder of fiscal year 1999. There can be no assurance that the Company will obtain any such funds on satisfactory terms, if at all, or that such funds, if obtained, would be sufficient to meet the Company's funding requirements for the remainder of fiscal year 1999. If the Company is unable to obtain such additional capital, or to obtain it on acceptable terms and in a timely manner, the Company would be required to curtail its operations in 1999 significantly and to reduce the scope of its expansion and enhancement of its ESMR networks. Any such action would have a material adverse effect on the Company's financial condition and results of operation, including its ability to meet its debt service and working capital requirements. See "-- Risk Factors --
12. Nextel International's forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs."

     The Company has taken and expects to continue to take various measures designed to conserve its available cash for use in funding its existing core ESMR network business activities, such as slowing expansion of its ESMR networks and minimizing or eliminating certain discretionary expenditures. In particular, the Company anticipates that it will prioritize its expenditures to focus on its key markets in Latin America and that it will not provide any significant funding to J-Com or the Shanghai GSM System in 1999. The Company historically has not provided and does not expect to provide any funding to Clearnet. If, however, the Company's plans change, its assumptions regarding its funding needs associated with any further build-out, expansion and enhancement of its ESMR network at the Operating Company level prove to be inaccurate, the other shareholders in certain of the Operating Companies do not fund their expected capital requirements, it increases its existing equity ownership interests in certain of the Operating Companies, it experiences growth in its business or subscriber base greater than or less than that which is currently anticipated, it experiences unanticipated costs or competitive pressures, the Operating Companies are unable to access funds under the International Motorola Financing Facility, the Brazil Motorola Financing and/or the Argentina Credit Facility, or any other funds available to the Company and the Operating Companies or any other borrowings, otherwise prove to be insufficient to meet cash needs, the Company may be required to seek additional capital or curtail its operations significantly. The availability of borrowings under the International Motorola Financing Facility, the Brazil Motorola Financing and the Argentina Credit Facility are subject to the satisfaction or waiver of certain applicable borrowing conditions.

     Subsequent to fiscal year 1999, the Company will also require significant additional capital to fund the build-out of new ESMR networks in the Company's licensed markets and any significant further expansion and enhancement of its existing ESMR networks, and will need to rely on external sources of financing to fund its operating losses and for other general corporate purposes until its operations begin to generate positive cash flows. The Company is currently assessing its capital needs and exploring potential financing sources to meet such needs. The Company anticipates that it will be required to seek to raise additional capital from public or private equity or debt markets to fund such future capital needs. The Company may seek to obtain financing from various sources, including vendor financing provided by equipment suppliers (including the International Motorola Financing Facility), project financing from commercial banks and other sources. To the extent the Company issues debt, its leverage and debt service obligations will increase. Additionally, the Company and certain of the Operating Companies may incur indebtedness only in compliance with the terms of covenants contained in the indentures governing the March 1997 Notes and the March 1998 Notes and the covenants contained in the existing financing arrangements. There can be no assurance that the Company will be able to raise any such capital on satisfactory terms, if at all. If the Company is unable to obtain such additional capital, or to obtain it on acceptable terms and in a timely manner, the Company would be required to curtail its operations significantly and to reduce the scope of its expansion and enhancement of its ESMR networks. Any such actions would have a material adverse effect on the Company's financial condition and results of operation, including its ability to meet its debt service and working capital requirements. See Part 1, Item 1, "Business -- Risk Factors -- 12. Nextel International's forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs."

     In addition to the above, the Company has a number of contingent capital requirements that may become payable over the next several years. Pursuant to the Nextel Brazil Put, the Telcom Group has the right between October 31, 2001 and November 1, 2003, to require Nextel Brazil to redeem such shareholder's interest in Nextel Brazil at fair market value as determined pursuant to an appraisal procedure. Motorola has the right to exercise the Nextel Peru Put if Motorola owns at least 19% of the outstanding shares of Nextel Peru and Nextel Peru does not purchase ESMR infrastructure equipment from Motorola, provided that such ESMR infrastructure equipment is technologically competitive and is offered to Nextel Peru by Motorola on competitive commercial terms. ACCRAIN has the right to exercise the ACCRAIN Put upon the expiration of the ACCRAIN Agreement, which, unless extended, will be in August 1999. The Company anticipates that it would seek any required funding to meet any such obligations through the issuance of additional debt and equity securities at both the Company level and the applicable Operating Company levels, and capital contributions from Nextel Communications in the form of cash or common stock of Nextel Communications. Nextel Communications has no obligation to provide any financing in any form and there can be no assurance that the Company or any of the other Operating Companies will be successful in obtaining all of the amounts required to fund any of these put obligations. The failure to fund any of these contingent obligations may have a material adverse effect on the Company.

     As of December 31, 1998, the Company owned 100% of Nextel Mexico and Nextel Argentina, 81% of Nextel Brazil (or approximately 77% of Nextel S.A.) and 62.1% of Nextel Peru. The Company's other non-cash assets consist primarily of minority ownership interests in Nextel Philippines and J-Com, passive minority investment stakes in the Shanghai GSM System and Clearnet. Even though the Company participates in the management of the Operating Companies (except for Clearnet and the Shanghai GSM System) and has certain contractual rights designed to protect its interests as a minority shareholder, it cannot control the outcome of matters submitted to the shareholders of the Operating Companies in which it has less than a majority interest. In addition, the Company may be unable to access the cash flow of its affiliated companies because (i) it does not have the requisite control to cause such entities to pay dividends and (ii) substantially all of such entities are parties to or expected to become parties to vendor financing or other borrowing agreements that severely restrict the payment of dividends, and such entities are likely to continue to be subject to such restrictions and prohibitions for the foreseeable future. The existing Brazil Motorola Financing, the Philippines Motorola Financing and the Argentina Credit Facility restrict the payment of dividends to the Company by the Operating Companies that have debt outstanding thereunder. Any future vendor or bank financings are likely to include similar covenants restricting the payment of dividends. See Part I, Item 1, "Business -- Risk Factors -- 2. Nextel International will need substantial amounts of financing over the next several years."

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

     As a result of the recent devaluation in the Brazilian real, the Company will record a pre-tax charge (net of minority interests) of approximately $45.1 million on its consolidated statement of operations during the quarter ending March 31, 1999 related to foreign currency transaction losses. Additionally, the Company will record a negative cumulative translation adjustment on its balance sheet (determined in a manner consistent with prior periods) of approximately $136.1 million, which will be reflected as an adjustment to the cumulative translation adjustment account within stockholders' equity. See Part I, Item 1, "Business -- Post Fiscal Year-End Transactions and Developments."

     The countries in which the Operating Companies now conduct business generally do not restrict the repatriation or conversion of local or foreign currency. There can be no assurance, however, that this will be the case in each market that the Company may enter in the future or that this situation will continue in the Company's existing markets. The Operating Companies are all directly affected by their respective countries' governmental, economic, fiscal and monetary policies and other political factors. See Part I, Item 1, "Business -- Risk Factors -- 5. Nextel International operates in foreign markets and this presents certain risks."

NET OPERATING LOSS CARRYFORWARDS

     As of December 31, 1998, there were the following net operating losses ("NOLs") at the Operating Company level: (i) $74.3 million in Brazil; (ii) $61.7 million in Argentina; (iii) $50.7 million in Mexico; and (iv) $5.5 million in Peru. Such NOLs are only available to be utilized as a potential future reduction of taxes at the Operating Company level and their use in any one year may be limited by the Operating Companies' ability to generate sufficient taxable income.

YEAR 2000 READINESS

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

     Many of the Company's administrative and accounting services are performed for the Company by Nextel Communications. Additionally, many of the Company's third party vendors are also vendors to Nextel Communications. Accordingly, in these instances the Company has coordinated its assessment of its status toward compliance with the Year 2000 issue with Nextel Communications.

     STATE OF READINESS. The Company has taken or is scheduled to take actions that are designed to assure that it addresses any Year 2000 readiness issues by the end of the third quarter of 1999. The Company's ability to reach its Year 2000 readiness goal, however, is and will continue to be dependent on the parallel efforts of Nextel Communications and certain third party vendors, suppliers, subcontractors to and business partners of Nextel Communications and the Company. Some of these significant third parties are not yet Year 2000 ready, while others have provided the Company with detailed action plans and timetables for achieving Year 2000 readiness. The Company monitors the progress of these third parties towards Year 2000 issues readiness on a regular basis. The Company also regularly contacts and attempts to obtain from these third parties relevant details and schedules concerning their contemplated development of Year 2000 ready applications for the Company's utilization in the operations and systems of the Operating Companies. Specifically, the Company relies on services and products offered by the following significant third parties:

          - Motorola for system infrastructure and subscriber handsets;

          - Motorola Communications Israel Ltd. ("MCIL"), an affiliate of Motorola, for software for front-end order entry and provisioning systems;

          - LHS Communications, Inc. ("LHS") for certain customer care support and billing systems;

          - The Vantive Corporation ("Vantive") for trouble tracking and sales order tracking;

          - Oracle Corporation. ("Oracle"), which provides various information systems, development and database management tools used to support Nextel Communications' human resources functions performed for the Company, the Company's financial systems and the Company's order support systems; and

          - Hewlett-Packard, Inc., for computer hardware and UNIX operating systems.

     Nextel Communications has identified five phases to assist it and the Company in defining the status of their progress toward Year 2000 readiness. The five phases are:

          - awareness-locating, listing and prioritizing specific technology used in Nextel Communications's or the Company's operations that is potentially subject to Year 2000 readiness related challenges;

          - assessment-determining the level of risk of Year 2000 readiness challenges that exist on Nextel Communications's or the Company's systems through inquiry, research and testing;

          - renovation-determining and resolving Year 2000 related challenges identified in previous phases through replacement, upgrade or repair and planning for the scheduled implementation of the selected Year 2000 ready resolution;

          - validation-testing, monitoring, certification and verification of the correct manipulation of dates and date related data on Information Technology ("IT") and non-IT systems, including those of material third parties; and

          - implementation-installing and integrating the application of Year 2000 ready resolutions by replacement, upgrade or repair of non-IT and IT systems, including those of material third parties.

     As of March 1, 1999, with respect to its non-IT devices and/or systems containing embedded circuitry, the Company is, for the most part, in the assessment phase. Additionally, with respect to its IT systems and issues relating to material third parties the Company is in various phases noted as follows:

          - Motorola informed Nextel Communications that the subscriber unit models i390 and i1000 are Year 2000 ready, and all others subscriber units are Year 2000 ready with an exception to the short message service feature on all other phones. With regard to the ESMR network equipment and other network components obtained through Motorola, Motorola has indicated that the following are Year 2000 ready:

             1) critical call and data processing systems applicable to a significant portion of the ESMR network have passed Year 2000 readiness testing;

             2) Nortel switches and CISCO routers have passed Year 2000 readiness testing appropriate for use by the Operating Companies; and

             3) voice mail system components have passed Year 2000 readiness testing.

          - Oracle provided information to the Nextel Communications that the software that supports Nextel Communications' human resources function and financial systems is Year 2000 ready in conjunction with recommended upgrades. Nextel Communications has informed the Company that it is in the process of establishing the environment to test and apply these upgrades.

          - Vantive provided information to Nextel Communications that it has tested and certified the Year 2000 readiness of the software that will be used to develop Year 2000 ready customer care systems for the Operating Companies' operations.

          - LHS informed the Company that the software currently in use in certain of the Operating Companies' systems that supports the billing processes is Year 2000 ready in conjunction with recommended upgrades. The Company is currently conducting in-house Year 2000 readiness testing and its implementation plans include making the appropriate upgrades recommended by LHS.

          - MCIL certified to the Company that their software is Year 2000 ready.

     To ensure the continued progress and success for managing all Year 2000 readiness requirements for Nextel Communications and its subsidiaries, a special steering committee that includes members of senior management responsible for Nextel Communications' and the Company's information technology and network systems was formed to oversee this effort. Participants in this Year 2000 readiness project include employees across functional and divisional departments of Nextel Communications and its subsidiaries, including the Company, who are responsible for assisting in the identification, assessment and remediation of Year 2000 issues. In addition, representatives from certain of the material third parties identified above participate in this project.

     THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 READINESS CHALLENGES. Based on information developed to date as a result of the Company's assessment efforts, the Company believes that the costs of upgrading or replacing its systems and equipment or modification of certain software applications will not have a material effect on the Company's liquidity, financial condition or results of operation. Although the Company's 1999 budget for Year 2000 readiness efforts has not yet been finalized, the Company currently estimates expenditures in connection with these efforts will not exceed $5 million. This cost estimate does not include parallel Year 2000 issues readiness expenses incurred by Nextel Communications relating to common or shared systems or components, for which the Company may be required to provide appropriate reimbursement to Nextel Communications. To date, the Company has not deferred any specific projects, goals or objectives relating to its operations as a result of implementing the Company's Year 2000 readiness efforts.

     The analog SMR networks and related systems of the Operating Companies, however, have not yet been thoroughly assessed for potential Year 2000 readiness issues, nor has the Company formulated any estimate of the types or magnitude of the remediation measures that might be required with respect to such analog SMR operations. Moreover, the historical business records of the Operating Companies (and their predecessors in interest), in particular those relating to such analog SMR operations and related network infrastructure and subscriber equipment and systems, are not believed to be complete. Accordingly, the measures that might be required to assess potential Year 2000 readiness issues affecting the analog SMR businesses conducted by the Operating Companies (such as actual visits to antenna sites to physically inventory and inspect individual items of transmission and reception equipment) and to effect any required remediation of Year 2000 readiness issues discovered may make it uneconomic for the Company to pursue such activities. The Company may instead elect alternative courses of action, such as:

          - terminating the provision of analog SMR services in certain market areas;

          - addressing and resolving particular Year 2000 readiness issues affecting the provision of analog SMR service subsequent to their identification; or

          - limiting or curtailing analog SMR services to the extent required to accommodate unresolved Year 2000 readiness issues.

     These "legacy system" matters relate exclusively to operations other than the Company's ESMR network operations, all of which have been launched within the past several years and, therefore, do not present comparable problems associated with any incompleteness or inaccuracy of historical records and information compiled or maintained by prior owners. Given the steadily decreasing importance of the Operating Companies' analog SMR businesses to the Company's overall operations, the Company does not believe that the effect of any Year 2000 readiness issues on the Operating Companies' analog SMR businesses would be likely to result in a material adverse effect on the Company's liquidity, financial condition or results of operations.

     THE RISKS OF THE COMPANY'S YEAR 2000 READINESS CHALLENGES. Subject to the foregoing, the Company does not anticipate delays and postponements in finalizing and implementing Year 2000 readiness resolutions by the end of the third quarter of 1999. Until the Company's renovation and validation phases are substantially complete, however, the Company cannot fully and accurately estimate the uncertainty in resolving timely its Year 2000 readiness challenges. Moreover, any failure by Nextel Communications or by third parties that have a material relationship with the Company to achieve full Year 2000 readiness challenges may be a potential risk if such failure adversely impacts the ability of such parties to provide any products or services that are critical to the Company's operations. Finally, where the Company is not in a position to validate or certify that technology provided by third parties is Year 2000 ready, the Company is seeking to obtain assurances from such third parties that their systems are or will be Year 2000 ready no later than the end of the third quarter of 1999. If these third parties fail to address Year 2000 readiness issues appropriately, there could be a materially adverse effect on the Company's financial condition and results of operations. These risks include, but are not limited to:

          - inability of subscribers to make or receive phone calls;

          - inability of sites, switches and other interfaces to accurately record call details of subscriber phone calls; and

          - inability of billing systems to report and bill subscribers accurately for phone usage.

     Other risks associated with the failure of the Company or material third parties to develop and deploy Year 2000 readiness solutions in a timely and successful manner may involve or result in conditions that could preclude the Company from:

          - obtaining equity or debt financing;

          - deploying an alternative technology that is Year 2000 ready;

          - commencing commercial service in new markets, expanding service in existing markets or introducing new services in existing markets; and

          - pursuing additional business opportunities.

     The Company cannot independently assess the impact of Year 2000 readiness risks, and compliance activities and programs involving operators of PSTNs or other service providers (such as electric utilities). The Company, therefore, must rely on the respective PSTN's and utility providers' estimates of its own Year 2000 readiness and the status of such PSTN's related Year 2000 readiness activities and programs in the Company's own Year 2000 readiness assessment process. The Company has considered that certain of its customers, suppliers and operations located in foreign countries may not be at the same advanced level of awareness or assessment of the Year 2000 readiness as their U.S. counterparts, consequently resulting in delays and lag in remediation efforts. Because the Operating Companies' systems will be interconnected with PSTNs in their respective countries and will be dependent upon the systems of other service providers, any disruption of operations in the computer programs of such PSTNs or service providers will have an impact on the Company's network. Moreover, to the extent that such PSTNs or other service providers fail to address their respective Year 2000 readiness challenges in a timely manner, any resulting disruption in the Company's service could have a materially adverse effect on the Company's operations.

     THE COMPANY'S CONTINGENCY PLANS. The Company has not completed all systems and software testing in its critical systems nor has it been advised of the completion of such activities by Nextel Communications or all third party vendors of critical products and services. As a result, the Company has not fully assessed its exposure from potential Year 2000 readiness noncompliance. Nextel Communications and the Company are preparing guidelines for addressing Year 2000 readiness contingency plans for external and internal systems should it be determined that contingency plans are necessary. Following testing of the Company's critical systems, the Company will evaluate and possibly create alternative plans designed to address various potential business interruptions that may occur as a result of noncompliance. Additionally, because contingency plans may also be provided by third parties, the Company will have to assess development of appropriate alternative solutions presented by any relevant third party to determine its effectiveness and likely impact on the Company's Year 2000 readiness risk profile.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     A significant portion of Nextel International's operations are financed through senior discount notes and bank and vendor credit facilities. These financial instruments expose the Company to certain market risks including interest rate risk and foreign currency exchange risk. Because the Company's debt does not require any significant principal payments in the near term, the Company has not entered into any hedging activities to protect itself from foreign currency exchange or interest rate risks.

     To the extent that these financial instruments provide for variable rates of interest, the Company is exposed to interest rate risk, primarily related to potential fluctuations in the prime rate and LIBOR. These rates are used to determine the interest rates that are applicable to borrowings under the Company's bank and vendor credit facilities.

     The Company's debt is denominated in U.S. dollars while the Company's operating revenues are denominated in foreign currencies. Fluctuations in exchange rates relative to the U.S. dollar, primarily that related to the Brazilian real, expose the Company to significant foreign exchange risk. In order to manage such risks, the Company attempts to protect its revenues and earnings from foreign currency exchange risks by periodically adjusting prices in local currencies and, in some cases, setting such prices in direct relation to the US dollar.

     The Company also holds an available-for-sale investment in the common stock of Clearnet, a publicly traded company, which had a fair value of $68.0 million at December 31, 1998. The investment in common stock of Clearnet is reported at its market value in the Company's financial statements. Negative fluctuations in the stock price of Clearnet exposes the Company to equity price risks. A 10% decline in the stock price would result in a $6.8 million decrease in the fair value of the Company's investment in Clearnet.

     The table below summarizes the Company's sensitivity to market risks associated with fluctuations in foreign currency exchange and interest rates. The table presents principal cash flows by year of maturity for the Company's fixed and variable rate debt obligations. Fair values are determined based on quoted market prices for senior discount notes and carrying value for the bank and vendor credit facilities at December 31, 1998. See Note 7 to Nextel International's consolidated financial statements for additional information related to Nextel International's debt obligations.

                                                                       YEAR OF MATURITY
                                                                       -----------------                TOTAL DUE AT
                                           1999     2000      2001      2002      2003     THEREAFTER     MATURITY     FAIR VALUE
                                          ------   -------   -------   -------   -------   ----------   ------------   ----------
Long-term debt:
Fixed rate..............................                                                   $1,681,463    $1,681,463     $886,048
Average interest rate...................                                                         12.6%
Variable rate...........................  $2,061   $30,562   $39,801   $50,021   $75,071   $    4,379    $  201,895     $201,895
Average interest rate...................    10.0%     10.0%     10.0%     10.0%     10.0%        10.0%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company are filed under this Item are filed under Part IV, Item 14(a)(1) of this Report. The financial statement schedules required under Regulation S-X are filed under Part IV, Item 14(a)(2) of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers and directors of the Company as of March 31, 1999, are set forth below:

               NAME                     AGE                        POSITIONS
               ----                     ----                       ---------
Daniel F. Akerson.................        50      Chairman of the Board of Directors
Keith D. Grinstein................        38      Chief Executive Officer and Director
Steven P. Dussek..................        42      President and Chief Operating Officer
Jose Felipe.......................        48      President-Latin America Region
Heng-Pin Kiang....................        50      Vice President and General Counsel
Byron R. Siliezar.................        43      Vice President and Chief Financial Officer
Brian A. Vincent..................        40      President-Asia/Pacific Region
Barry West........................        50      Vice President and Chief Technology Officer
C. James Judson...................        54      Vice Chairman of the Board of Directors(2)
Timothy M. Donahue................        50      Director
Craig O. McCaw....................        49      Director
Steven M. Shindler................        36      Director(1)
Dennis M. Weibling................        48      Director(1)(2)

---------------
(1) Member of Audit Committee.

(2) Member of Plan Administration Committee

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

     Keith D. Grinstein has served as President, Chief Executive Officer and as a director of the Company since January 1996. From January 1991 to December 1995, Mr. Grinstein was President and Chief Executive Officer of the aviation communications division of AT&T Wireless Services, Inc. ("AT&T Wireless," formerly McCaw Cellular Communications, Inc. ("McCaw Cellular")). Mr. Grinstein held a number of positions at McCaw Cellular and its subsidiaries, including Vice President, General Counsel and Secretary of LIN Broadcasting Company, a subsidiary of McCaw Cellular, and Vice President and Assistant General Counsel of McCaw Cellular. Mr. Grinstein received a B.A. from Yale University and a J.D. from Georgetown University. Mr. Grinstein currently is a director of Clearnet.

     Steven P. Dussek was named President and Chief Operating Officer of the Company on March 17, 1999. From May 1996 until he assumed his current responsibilities, Mr. Dussek served in various senior management positions with Nextel Communications, most recently as Vice President of Operations. From May 1995 to May 1996, Mr. Dussek served as vice president and general manager of the Northeast region for the PCS division AT&T Wireless. From January 1993 to March 1995 Mr. Dussek served as Senior Vice President and Chief Operating Officer of Paging Networks, Inc.

     Jose Felipe has served as President-Latin America Region of the Company since June 1998. From 1991 to 1998, Mr. Felipe held various senior management positions with AT&T Corp, most recently President and Chief Executive Officer of the Puerto Rico and Virgin Islands region and Vice President of emerging markets for the Latin American region. Mr. Felipe received a B.A. from Florida Atlantic University and he is a certified public accountant.

     Heng-Pin Kiang has served as Vice President and General Counsel of the Company since January 1996. From September 1984 to December 1995, Mr. Kiang was a partner in the Perkins Coie law firm. Mr. Kiang received a B.S.E. in Chemical Engineering from Princeton University and a J.D. from Columbia University.

     Byron R. Siliezar has served as Vice President and Chief Financial Officer since January 29, 1999. From July 1998 to January 29, 1999, Mr. Siliezar served as Vice President and Controller of the Company. From May 1997 to July 1998, Mr. Siliezar served as Vice-President of Finance at Neodata, a subsidiary of EDS Corporation ("EDS"). From April 1996 to May 1997, Mr. Siliezar served as Vice President and Controller of Pagenet International, Inc. From 1982 to April 1996, Mr. Siliezar served in various executive and management positions at GTE Corporation, most recently as Corporate Director of Mergers and Acquisitions. Mr. Siliezar received a B.A. degree from the University of California in Santa Barbara and an M.A. and M.B.A. from the University of California at Los Angeles.

     Brian A. Vincent has served as President-Asia/Pacific Region since July 1998. From January 1996 until he assumed his current responsibilities with the Company, Mr. Vincent served as Vice President of Business Development of the Company. From 1986 to 1995, Mr. Vincent served as Vice President of Worldwide Marketing Operations at Intermec Corporation, a leading manufacturer of handheld data collection computers and on-premise wireless communication networks. Mr. Vincent received a B.A. from the University of California at Berkeley and an M.B.A. from the University of Washington.

     Barry West has served as Vice President and Chief Technology Officer of the Company since January 1999. Mr. West also serves as Vice President and Chief Technology Officer of Nextel Communications, a position he has held since joining Nextel Communications in March 1996. Prior thereto, Mr. West served in various senior positions with British Telecom plc for more than five years, most recently as Director of Value-Added Services and Corporate Marketing at Cellnet, a cellular communications subsidiary of British Telecom.

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

     Craig O. McCaw served as a director of the Company from February 1995 until the acquisition of the Company by Nextel Communications in August 1995. Mr. McCaw was reelected to the Company's board of directors in February 1997. Since 1994, Mr. McCaw has served as Chairman of the Board and Chief Executive Officer of Eagle River, Inc. a company formed to make strategic investments in telecommunications ventures, and since 1995, as Chairman of the Board of Digital Radio, L.L.C., a company formed for the purpose of making an equity investment in Nextel Communications. From March 1990 to November 1994, Mr. McCaw served as Chairman of the Board and Chief Executive Officer of LIN Broadcasting Company. From 1974 to September 1994, Mr. McCaw served as Chairman of the Board and Chief Executive Officer of McCaw Cellular, which was sold to AT&T Corp. in August 1994. Mr. McCaw serves as a director of Nextel Communications and as Chairman of the Operations Committee of the Nextel Communications board of directors. Mr. McCaw also serves as Chairman of the Board of NEXTLINK Communications, Inc., a facilities-based local exchange carrier ("NEXTLINK"), and Teledesic Corporation. Mr. McCaw is an appointee to the President's National Security Telecommunications Advisory Committee.

     Steven M. Shindler has served as a director of the Company since May 1997. Mr. Shindler is Vice President and Chief Financial Officer of Nextel Communications, a position he has held since May 1996.

From 1987 and 1996, Mr. Shindler was an officer with Toronto Dominion Bank where most recently he was a Managing Director in its Communications Finance Group.

     Dennis M. Weibling has served as a director of the Company since February 1995. From October 1995 to March 1996, Mr. Weibling served as Nextel Communications' acting Chief Executive Officer. Mr. Weibling is President of Eagle River, a position he has held since 1993. From 1981 to 1993, Mr. Weibling was a shareholder of Clark, Nuber and Co., P.S., a public accounting firm in Bellevue, Washington. Mr. Weibling received a B.A. from Wittenberg University and a J.D. from the University of Nebraska. Mr. Weibling is a director of Nextel Communications and is a member of the Operations Committee, Audit Committee and Compensation Committee of the Nextel Communications Board. He is also a director of NEXTLINK and of Teledesic Corporation and Cable Plus Holding Company, Inc.

COMMITTEES OF THE BOARD OF DIRECTORS

     The Company established an audit committee (the "Audit Committee") in November 1997. Messrs. Weibling (Chairman) and Shindler serve as members of the Audit Committee. During 1998, the Audit Committee held two meetings. The Company established a stock option plan administration committee (the "Plan Administration Committee") in June 1998. Messrs. Weibling and Judson serve as members of the Plan Administration Committee. During 1998, the Plan Administration Committee held four meetings. The Board of Directors of the Company has no other standing committees.

ITEM 11.  COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

COMPENSATION OF EXECUTIVE OFFICERS

     The following table and discussion summarize the compensation earned by the Company's President and Chief Executive Officer and the four other most highly compensated executive officers of the Company who earned more than $100,000 in salary and bonuses (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company during the fiscal years ended December 31, 1998, 1997 and 1996.

                           SUMMARY COMPENSATION TABLE

                                                                        LONG-TERM(1)
                                                                        COMPENSATION
                                                                           AWARDS
                                           ANNUAL COMPENSATION         ---------------
                                    ---------------------------------    SECURITIES
                                                         OTHER ANNUAL    UNDERLYING      ALL OTHER(2)
                                    SALARY      BONUS    COMPENSATION   OPTIONS/SARS     COMPENSATION
NAME AND PRINCIPAL POSITION  YEAR     ($)        ($)         ($)             (#)             ($)
---------------------------  ----   -------     ------   ------------  ---------------   ------------
Keith D. Grinstein.......    1998   195,054     79,200        --        60,000/--           3,900
  President and Chief        1997   180,000     60,000        --       540,000/--           3,200
  Executive Officer          1996   150,000         --        --        50,000/400,000      2,500
Heng-Pin Kiang...........    1998   165,769     60,000        --        14,000/--           7,600
  Vice President and         1997   160,940     52,500        --       290,000/--           5,572
  General Counsel            1996   150,000         --        --        25,000/250,000      3,625
Brian A. Vincent.........    1998   159,057     60,000        --        14,000/--           2,800
  Vice President of          1997   152,940     56,000        --       145,000/--           2,714
  Business Development       1996   140,000         --        --        10,000/100,000      2,450
David E. Rostov*.........    1998   145,903     65,000        --        15,000/--           6,200
  Vice President and         1997   132,940     50,000        --       145,000/--           4,868
  Chief Financial Officer    1996    94,744(3)      --        --        15,000/100,000      1,895

                                                                        LONG-TERM(1)
                                                                        COMPENSATION
                                                                           AWARDS
                                           ANNUAL COMPENSATION         ---------------
                                    ---------------------------------    SECURITIES
                                                         OTHER ANNUAL    UNDERLYING      ALL OTHER(2)
                                    SALARY      BONUS    COMPENSATION   OPTIONS/SARS     COMPENSATION
NAME AND PRINCIPAL POSITION  YEAR     ($)        ($)         ($)             (#)             ($)
---------------------------  ----   -------     ------   ------------  ---------------   ------------
William S. Roberts**.....    1998   200,101         --        --        15,000/--           4,400
  Vice President of          1997   170,000         --        --       130,000/--           6,200
  Country Operations/        1996    20,705(4)  40,000        --            --/75,000          --
  President-Nextel Mexico

---------------
 * Mr. Rostov's employment with the Company terminated on January 15, 1999.

** Mr. Roberts' employment with the Company terminated on December 31, 1998.

(1) Options were granted pursuant to the Nextel International 1997 Stock Option Plan (the "NII Stock Option Plan") and the Nextel Communications Incentive Equity Plan (the "NCI Incentive Equity Plan"). Options vest over a four-year period and become exercisable, subject to the provisions of each plan, for shares of the Company's common stock (the "Company's Common Stock") and Nextel Communications Class A Common Stock, respectively. SARs were granted pursuant to the Company's Stock Appreciation Rights Plan (the "NII SAR Plan"). As of December 31, 1998, all but one holder of stock appreciation rights ("SARs") granted under the NII SAR Plan, including all of the members of the Company's senior management, had agreed to exchange their SARs for options granted pursuant to the NII Stock Option Plan ("NII Options").

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

(3) Reflects salary paid from January 22, 1996 to December 31, 1996.

(4) Reflects salary paid from November 18, 1996 to December 31, 1996.

OPTION GRANTS IN FISCAL YEAR 1998

     The following table sets forth certain information with respect to options exercisable for shares of the Company's Common Stock and Nextel Communications's Class A Common Stock granted to the Named Executive Officers during fiscal year 1998.

                                                     PERCENT OF
                                     NUMBER OF      TOTAL OPTIONS
                                    SECURITIES       GRANTED TO
                                    UNDERLYING      EMPLOYEES IN     EXERCISE OR                  GRANT DATE
                                  OPTIONS GRANTED    FISCAL YEAR    BASE PRICE(2)   EXPIRATION   PRESENT VALUE
              NAME                    (#)(1)             (%)          ($/SHARE)        DATE         ($)(2)
              ----                ---------------   -------------   -------------   ----------   -------------
Keith D. Grinstein
  NCI Options...................      60,000             .72            26.56        2/11/08       1,008,000
Heng-Pin Kiang
  NCI Options...................      14,000             .17            26.56        2/11/08         235,200
Brian A. Vincent
  NCI Options...................      14,000             .17            26.56        2/11/08         235,200
David E. Rostov
  NCI Options...................      15,000             .18            26.56        2/11/08         252,000
William S. Roberts
  NCI Options...................      15,000             .18            26.56        2/11/08         252,000

---------------
(1) Options were granted pursuant to the NCI Incentive Equity Plan ("NCI Options"). NCI Options granted vest over a four-year period, becoming exercisable with respect to 25% of the shares on each of the first four anniversary dates following the date of grant.

(2) The Company used the Black-Scholes pricing model to estimate the present value of the options at date of grant.

OPTION EXERCISES IN FISCAL YEAR 1998 AND YEAR-END OPTION VALUES

     The following table sets forth information concerning the exercise of options during the year ended December 31, 1998 and unexercised option values as of the fiscal year ended December 31, 1998 with respect to each of the Named Executive Officers.

              AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1998 AND
                         FISCAL YEAR-END OPTION VALUES

                                                                                         VALUE OF UNEXERCISED
                                                           NUMBER OF SECURITIES              IN-THE-MONEY
                                                          UNDERLYING UNEXERCISED              OPTIONS AT
                                 SHARES                 OPTIONS AT FISCAL YEAR-END          FISCAL YEAR-END
                               ACQUIRED ON    VALUE                 (#)                         ($)(1)
                                EXERCISE     REALIZED   ---------------------------   ---------------------------
            NAME                   (#)         ($)      EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
            ----               -----------   --------   -----------   -------------   -----------   -------------
Keith D. Grinstein
  NII Options................     --           --         356,248        143,752             --             --
  NCI Options................     --           --          47,500        102,500        385,000        178,750
Heng-Pin Kiang
  NII Options................     --              --      204,685         70,315             --             --
  NCI Options................     --           --          22,500         31,500        181,875        104,500
Brian A. Vincent
  NII Options................     --           --          87,290         42,710             --             --
  NCI Options................     --           --           8,750         30,250         74,375         97,000
David E. Rostov
  NII Options................     --           --          87,289         42,711             --             --
  NCI Options................     --           --          11,250         33,750         95,625        115,313
William S. Roberts
  NII Options................     --           --          51,248             --             --             --
  NCI Options................     --           --           5,000             --         42,500             --

------------------
(1) The value of the in-the-money options is based on the closing price of the Nextel Communications Class A Common Stock as reported by the Nasdaq Stock Market on December 31, 1998, which was $23.69 per share, less the aggregate exercise price, times the aggregate number of shares issuable pursuant to such options.

EMPLOYMENT AGREEMENTS

     In November 1995, the Company entered into an employment agreement with Mr. Grinstein providing for his employment as President and Chief Executive Officer, which renews on July 1 of each year. The current agreement with Mr. Grinstein terminates on June 30, 1999. The agreement provides for a base salary of $150,000 per year, subject to an annual performance evaluation (plus performance bonuses based on the achievement of mutually determined objectives).

     The Company also entered into an employment agreement with Mr. Kiang in November 1995 providing for his employment as Senior Vice President and General Counsel, which renews on July 1 of each year. The current agreement with Mr. Kiang terminates on June 30, 1999. The agreement provides for a base salary of $150,000 per year, subject to an annual performance review (plus performance bonuses based on the achievement of mutually determined objectives).

     In January 1996, the Company entered into an employment agreement with Mr. Vincent providing for his employment as Senior Vice President of Business Development, which renews automatically, annually on January 1 of each year. Either party may terminate the agreement upon 60 days' written notice. The agreement provides for a base salary of $140,000 per year, subject to an annual performance evaluation (plus performance bonuses based on the achievement of certain objectives).

     In January 1996, the Company entered into an employment agreement with Mr. Rostov providing for his employment as Vice President and Chief Financial Officer, which renews automatically, annually on January 12 of each year. Either party may terminate the agreement upon 60 days' written notice. The agreement provides for a base salary of $100,000 per year, subject to an annual performance evaluation (plus performance bonuses based on the achievement of certain objectives). On January 15, 1999, Mr. Rostov's employment with the Company terminated.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Board of Directors does not currently have a compensation committee. The Company's Board of Directors is responsible for executive compensation matters. During 1997, Mr. Grinstein served on the Company's Board of Directors and as Chief Executive Officer and President of the Company.

COMPENSATION OF DIRECTORS

     Currently, the Company's directors do not receive any compensation or reimbursements for out-of-pocket expenses for their service on the Company's board of directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of February 28, 1999 (the "Ownership Date"), the amount and percentage of shares of each class of the Company's capital stock that are deemed under the rules of the Commission to be "beneficially owned" by (i) each director of the Company, (ii) each of the Named Executive Officers employed by the Company as of the Ownership Date, (iii) all directors and officers of the Company as a group and (iv) each person or "group" (as such term is used in Section 13(d)(3) of the Exchange Act) known by the Company to be the beneficial owner of more than 5% of the outstanding shares of each class of the Company's capital stock.

                                                            AMOUNT AND NATURE
                                    TYPE OF CLASS OF THE      OF BENEFICIAL      APPROXIMATE
NAME OF BENEFICIAL OWNER          COMPANY'S CAPITAL STOCK       OWNERSHIP       % OF CLASS(1)
----------------------------------------------------------------------------------------------
Daniel F. Akerson...............  Common Stock                     26,041(2)             *
Keith D. Grinstein..............  Common Stock                    377,080(2)          1.0%
Timothy M. Donahue..............  Common Stock                     10,625(2)             *
C. James Judson.................  Common Stock                         --                *
Craig O. McCaw..................  Common Stock                         --                *
Steven Shindler.................  Common Stock                     13,020(2)             *
Dennis M. Weibling..............  Common Stock                         --                *
Heng-Pin Kiang..................  Common Stock                    204,685(2)             *
Brian A. Vincent................  Common Stock                     92,705(2)             *
All directors and executive
  officers as a group (14
  persons)......................  Common Stock                    756,132(2)          2.0%

5% Stockholders:
Nextel Communications, Inc......  Common Stock                 36,500,000            97.9%
1505 Farm Credit Drive            Series A Preferred Stock            989           100.0%
McLean, Virginia 22102

---------------

* Less than one percent (1%).

(1) Represents the voting power of the number of shares of each class of capital stock beneficially owned by each named person or group as of the Ownership Date, expressed as a percentage of (a) all shares of the Company's capital stock of the indicated class actually outstanding as of such date, plus (b) all other shares of the Company's capital stock deemed outstanding as of such date pursuant to Rule 13d-3(d)(1) under the Exchange Act.
(2) Comprised entirely of shares of the Company's Common Stock obtainable as of the ownership date or within 60 days thereafter by the named person or group upon the exercise of NI Options.

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

NON-COMPETE AGREEMENT

     The Company and Nextel Communications entered into a first-opportunity agreement (the "Non-Compete Agreement") effective as of March 6, 1997 pursuant to which Nextel Communications has agreed that neither Nextel Communications nor any Affiliate (as defined in the agreement) controlled by Nextel Communications will in the future participate in the ownership or operation of two-way terrestrial-based mobile wireless communications systems ("Wireless Entities") anywhere other than in the United States unless such opportunities ("Future Wireless Opportunity") have first been presented to the Company. Such restriction does not apply to, among other things, any commercial relationship with any Wireless Entity (including channel or frequency sharing, roaming, purchase or sale of goods or services, licensing of intellectual property or other intangible rights or similar business related arrangement) that does not involve the directing or participating in the management of such Wireless Entity. The Company has agreed that, without the consent of Nextel Communications, neither it, its Restricted Affiliates nor any of its Unrestricted Affiliates (each as defined in the indentures for the March 1997 Notes and the March 1998 Notes) will participate in the ownership or management of any wireless communications service business in the United States or Canada other than with respect to its interest in Clearnet. Such restrictions terminate upon the earliest to occur of (i) April 15, 2007 and (ii) the date on which a Change of Control (as defined in the indentures for the March 1997 Notes and the March 1998 Notes) occurs.

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

     Nextel Communications and the Company have agreed not to amend the Non-Compete Agreement if such amendment is material and adverse to the holders of the March 1997 Notes and to provide such holders with written notice 30 days prior to any amendment. Effective as of April 11, 1998, the Company and Nextel Communications entered into an amendment to the Non-Compete Agreement to extend its benefits to the holders of the March 1998 Notes.

MOTOROLA RELATIONSHIPS

     Motorola, a significant shareholder of Nextel Communications, provides equipment and vendor financing to the Operating Companies. For a description of the Motorola financing facilities, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Motorola, through Motorola International, is also a shareholder in Nextel Brazil and Nextel Peru. Additionally, Motorola, through its affiliates, is the majority shareholder in J-Com. See Part I, Item 1, "Business -- The Company's Operations and Investments -- Partner Description," and "-- Corporate Governance" for Brazil, Peru and Japan.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) The following Financial Statements are included in Part II Item 8:

                                                                      PAGE
                                                                      ----
        NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
          Independent Auditors' Report..............................   F-2
          Consolidated Balance Sheets as of December 31, 1998 and
             December 31, 1997......................................   F-3
          Consolidated Statements of Operations and Comprehensive
             Income for the Years Ended December 31, 1998, 1997 and
             1996...................................................   F-4
          Consolidated Statements of Stockholders' Equity for the
             Years Ended December 31, 1998, 1997 and 1996...........   F-5
          Consolidated Statements of Cash Flows for the Years Ended
             December 31, 1998, 1997 and 1996.......................   F-6
          Notes to Consolidated Financial Statements................   F-7

         (2) Financial Statement Schedules are submitted herewith and are included herein in 14(d):

                  Schedule I........................................  F-30
                  Schedule II.......................................  F-34

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

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

INDEPENDENT AUDITORS' REPORT................................     F-2
CONSOLIDATED FINANCIAL STATEMENTS
     Consolidated Balance Sheets as of December 31, 1998 and
      December 31, 1997.....................................     F-3
     Consolidated Statements of Operations and Comprehensive
      Income for the Years Ended December 31, 1998, 1997 and
      1996..................................................     F-4
     Consolidated Statements of Stockholders' Equity for the
      Years Ended December 31, 1998, 1997 and 1996..........     F-5
     Consolidated Statements of Cash Flows for the Years
      Ended December 31, 1998, 1997
       and 1996.............................................     F-6
     Notes to Consolidated Financial Statements.............     F-7

FINANCIAL STATEMENT SCHEDULES
     Schedule I -- Condensed Financial Information of
      Registrant............................................    F-30
     Schedule II -- Valuation and Qualifying Accounts.......    F-34

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                          INDEPENDENT AUDITORS' REPORT

Board of Directors of
Nextel International, Inc.
Seattle, Washington

     We have audited the accompanying consolidated balance sheets of Nextel International, Inc. and subsidiaries (the Company), a substantially wholly owned subsidiary of Nextel Communications, Inc., as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14(a) (2). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nextel International, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Seattle, Washington

February 10, 1999 (March 26, 1999 as to Note 7 and 17)

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    (A SUBSTANTIALLY WHOLLY OWNED SUBSIDIARY OF NEXTEL COMMUNICATIONS, INC.)

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                 1998          1997
                                                              ----------    ----------
                                 ASSETS
CURRENT ASSETS:
     Cash and cash equivalents (of which $17,000 and
      $68,992, respectively, is restricted).................  $  121,116    $  159,790
     Marketable securities..................................          --       128,560
     Accounts receivable, less allowance for doubtful
      accounts of $6,391 and $1,003.........................      35,247         3,838
     Subscriber equipment and accessory inventory...........      31,914         1,749
     Prepaid and other......................................      23,902        15,884
                                                              ----------    ----------
          Total current assets..............................     212,179       309,821
PROPERTY, PLANT AND EQUIPMENT, NET..........................     530,571       136,210
INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES, at cost less
  equity
  in net losses of $17,867 and $7,526.......................     134,691       106,489
INTANGIBLE ASSETS, NET......................................     552,419       526,000
INVESTMENTS AND OTHER ASSETS................................     171,276        44,518
                                                              ----------    ----------
                                                              $1,601,136    $1,123,038
                                                              ==========    ==========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable.......................................  $   62,436    $   24,456
     Accrued expenses and other.............................      68,149        51,592
     Due to parent..........................................          --         8,254
     Current portion of long-term debt......................       2,061         2,211
                                                              ----------    ----------
          Total current liabilities.........................     132,646        86,513
LONG-TERM DEBT..............................................   1,254,882       597,809
DEFERRED INCOME TAXES.......................................      90,194       120,777
                                                              ----------    ----------
          Total liabilities.................................   1,477,722       805,099
MINORITY INTEREST...........................................      27,516        21,910
COMMITMENTS AND CONTINGENCIES (NOTES 2, 7, 10 AND 17)
STOCKHOLDERS' EQUITY:
     Series A exchangeable redeemable preferred stock,
      accreted liquidation preference of $110,456 (1,250
      shares authorized, $10.00 par value, 988.86 and no
      shares issued and outstanding)........................      98,886            --
     Series B redeemable preferred stock (2,500 shares
      authorized
       $10.00 par value, no shares issued and
      outstanding)..........................................          --            --
     Common stock (73,000,000 shares authorized, no par
      value,
       36,523,679 and 36,500,000 shares issued and
      outstanding)..........................................     396,574       395,428
     Accumulated deficit....................................    (339,824)     (102,689)
     Accumulated other comprehensive (loss) income:
       Unrealized (loss) gain on investments, net of tax....     (35,688)        3,290
       Cumulative translation adjustment....................     (24,050)           --
                                                              ----------    ----------
          Total accumulated other comprehensive (loss)
            income..........................................     (59,738)        3,290
                                                              ----------    ----------
          Total stockholders' equity........................      95,898       296,029
                                                              ----------    ----------
                                                              $1,601,136    $1,123,038
                                                              ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    (A SUBSTANTIALLY WHOLLY OWNED SUBSIDIARY OF NEXTEL COMMUNICATIONS, INC.)

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           1998          1997          1996
                                                        ----------    ----------    ----------
REVENUES
     Service revenue..................................  $   34,559    $   10,589    $       --
     Analog equipment sales and maintenance...........       7,929         2,426            --
                                                        ----------    ----------    ----------
                                                            42,488        13,015            --
                                                        ----------    ----------    ----------
OPERATING EXPENSES
     Cost of service revenue..........................      14,257         6,189            --
     Cost of equipment sales and maintenance..........       5,828         1,235            --
     Selling, general and administrative..............     143,098        26,768         9,318
     Depreciation and amortization....................      56,039        18,381           168
                                                        ----------    ----------    ----------
                                                           219,222        52,573         9,486
                                                        ----------    ----------    ----------
OPERATING LOSS........................................    (176,734)      (39,558)       (9,486)
                                                        ----------    ----------    ----------
OTHER INCOME (EXPENSE)
     Interest income..................................      16,655        19,666         4,300
     Interest expense.................................    (106,824)      (56,583)         (323)
     Loss from equity method investments..............     (12,193)      (11,401)       (5,991)
     Other, net.......................................       2,472         5,561           379
     Minority interest................................      17,131         2,085            --
                                                        ----------    ----------    ----------
                                                           (82,759)      (40,672)       (1,635)
                                                        ----------    ----------    ----------
LOSS BEFORE INCOME TAX BENEFIT (PROVISION)............    (259,493)      (80,230)      (11,121)
INCOME TAX BENEFIT (PROVISION)........................      22,358         6,282        (1,355)
                                                        ----------    ----------    ----------
NET LOSS..............................................    (237,135)      (73,948)      (12,476)
OTHER COMPREHENSIVE INCOME:
     Unrealized (loss) gain on available-for-sale
       securities, net of tax.........................     (38,978)          389        (5,122)
     Foreign currency translation adjustment..........     (24,050)           --            --
                                                        ----------    ----------    ----------
COMPREHENSIVE LOSS....................................  $ (300,163)   $  (73,559)   $  (17,598)
                                                        ==========    ==========    ==========
NET LOSS PER COMMON SHARE, BASIC AND DILUTED..........  $    (6.50)   $    (2.03)   $    (0.34)
                                                        ==========    ==========    ==========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING...........................  36,503,421    36,500,000    36,500,000
                                                        ==========    ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    (A SUBSTANTIALLY WHOLLY OWNED SUBSIDIARY OF NEXTEL COMMUNICATIONS, INC.)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                         SERIES A           SERIES B
                                     PREFERRED STOCK    PREFERRED STOCK        COMMON STOCK
                                     ----------------   ----------------   ---------------------   ACCUMULATED
                                     SHARES   AMOUNT    SHARES   AMOUNT      SHARES      AMOUNT      DEFICIT
                                     ------   -------   ------   -------   ----------   --------   -----------
BALANCE, JANUARY 1, 1996...........      --   $    --       --   $    --   36,500,000   $ 20,181    $ (16,265)
    Capital contributions from
      parent.......................      --        --       --        --           --     44,862           --
    Net loss.......................      --        --       --        --           --         --      (12,476)
    Unrealized loss on investments,
      net of tax...................      --        --       --        --           --         --           --
                                     ------   -------   ------   -------   ----------   --------    ---------
BALANCE, DECEMBER 31, 1996.........      --        --       --        --   36,500,000     65,043      (28,741)
    Capital contributions from
      parent.......................      --        --       --        --           --    315,585           --
    Issuance of warrants in
      connection with private
      placement....................      --        --       --        --           --     14,800           --
    Net loss.......................      --        --       --        --           --         --      (73,948)
    Unrealized gain on investments,
      net of tax...................      --        --       --        --           --         --           --
                                     ------   -------   ------   -------   ----------   --------    ---------
BALANCE, DECEMBER 31, 1997.........      --        --       --        --   36,500,000    395,428     (102,689)
    Issuance of Series A
      preferred stock to parent....  988.86    98,886       --        --           --         --           --
    Issuance of common stock upon
      exercise of stock options and
      accrued compensation for
      compensatory options.........      --        --       --        --       23,679      1,146           --
    Unrealized loss on investments,
      net of tax...................      --        --       --        --           --         --           --
    Cumulative translation
      adjustment...................      --        --       --        --           --         --           --
    Net loss.......................      --        --       --        --                             (237,135)
                                     ------   -------   ------   -------   ----------   --------    ---------
BALANCE, DECEMBER 31, 1998.........  988.86   $98,886       --   $    --   36,523,679   $396,574    $(339,824)
                                     ======   =======   ======   =======   ==========   ========    =========

                                          ACCUMULATED OTHER
                                        COMPREHENSIBLE INCOME
                                     ----------------------------
                                       UNREALIZED     CUMULATIVE
                                      GAIN (LOSS)     TRANSLATION
                                     ON INVESTMENTS   ADJUSTMENT      TOTAL
                                     --------------   -----------   ---------
BALANCE, JANUARY 1, 1996...........     $  8,023       $     --     $  11,939
    Capital contributions from
      parent.......................           --             --        44,862
    Net loss.......................           --             --       (12,476)
    Unrealized loss on investments,
      net of tax...................       (5,122)            --        (5,122)
                                        --------       --------     ---------
BALANCE, DECEMBER 31, 1996.........        2,901             --        39,203
    Capital contributions from
      parent.......................           --             --       315,585
    Issuance of warrants in
      connection with private
      placement....................           --             --        14,800
    Net loss.......................           --             --       (73,948)
    Unrealized gain on investments,
      net of tax...................          389             --           389
                                        --------       --------     ---------
BALANCE, DECEMBER 31, 1997.........        3,290             --       296,029
    Issuance of Series A
      preferred stock to parent....           --             --        98,886
    Issuance of common stock upon
      exercise of stock options and
      accrued compensation for
      compensatory options.........           --             --         1,146
    Unrealized loss on investments,
      net of tax...................      (38,978)            --       (38,978)
    Cumulative translation
      adjustment...................           --        (24,050)      (24,050)
    Net loss.......................                                  (237,135)
                                        --------       --------     ---------
BALANCE, DECEMBER 31, 1998.........     $(35,688)      $(24,050)    $  95,898
                                        ========       ========     =========

  The accompanying notes are an integral part of these consolidated financial statements.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    (A SUBSTANTIALLY WHOLLY OWNED SUBSIDIARY OF NEXTEL COMMUNICATIONS, INC.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                                1998        1997        1996
                                                              ---------   ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(237,135)  $ (73,948)  $(12,476)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
     Depreciation and amortization..........................     56,039      18,381        168
     Interest accretion on long-term debt, net of
       capitalization.......................................    100,069      53,681         --
     Loss from equity method investments....................     12,193      11,401      5,991
     Deferred income tax benefit............................    (22,358)    (14,292)        --
     Minority interest......................................    (17,131)     (2,085)        --
     Change in current assets and liabilities:
          Accounts receivable, net..........................    (29,932)      1,374       (540)
          Subscriber equipment and accessory inventory......    (27,081)        586       (830)
          Prepaid and other.................................     (6,510)    (13,167)      (172)
          Accounts payable, accrued expenses and other......     53,535       8,052      7,052
          Prepaid value-added taxes and other...............    (59,686)     (6,447)    (2,176)
                                                              ---------   ---------   --------
     Net cash used in operating activities..................   (177,997)    (16,464)    (2,983)
                                                              ---------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures...................................   (371,223)   (101,892)    (8,818)
     Purchase of marketable securities......................    (93,997)   (227,957)        --
     Proceeds from sale of marketable securities............    221,225     100,729         --
     Purchase of licenses...................................         --          --       (743)
     Issuance of notes receivable...........................         --          --     (5,703)
     Acquisition of additional equity interests in
       consolidated subsidiaries............................    (67,251)    (35,131)        --
     Proceeds from sale of equity interest in subsidiary....      5,976          --         --
     Investments in unconsolidated subsidiaries.............    (97,632)   (120,976)   (57,022)
     Other..................................................         --      (3,926)        --
                                                              ---------   ---------   --------
     Net cash used in investing activities..................   (402,902)   (389,153)   (72,286)
                                                              ---------   ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments to parent, net..............................     (8,254)    (23,556)    (1,866)
     Capital contributions from parent......................         --       6,366     44,862
     Capital contributions from minority stockholders.......     12,401       1,387         --
     Proceeds from issuance of Series A preferred stock.....      8,254          --         --
     Proceeds from issuance of warrants.....................         --      14,800         --
     Proceeds from exercise of stock options................        237          --         --
     Net proceeds from issuance of long-term debt...........    532,634     517,828         --
     Repayment of long-term debt............................     (3,047)     (4,447)        --
                                                              ---------   ---------   --------
     Net cash provided by financing activities..............    542,225     512,378     42,996
                                                              ---------   ---------   --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........    (38,674)    106,761    (32,273)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............    159,790      53,029     85,302
                                                              ---------   ---------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $ 121,116   $ 159,790   $ 53,029
                                                              =========   =========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for interest.................  $  11,247   $   1,993   $     --
                                                              =========   =========   ========
     Cash paid during the year for income taxes.............  $   1,773   $      --   $     --
                                                              =========   =========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    (A SUBSTANTIALLY WHOLLY OWNED SUBSIDIARY OF NEXTEL COMMUNICATIONS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE NOTED)

1.  SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS AND BUSINESS ORGANIZATION: Nextel International, Inc. (the "Company") is an indirect, substantially wholly owned subsidiary of Nextel Communications, Inc. ("Nextel Communications"). The Company currently provides wireless communications services in five of the largest cities in Latin America and three of the largest cities in Asia, primarily utilizing specialized mobile radio ("SMR") channels in its licensed service areas. The Company is the largest SMR service provider in Brazil and Mexico, and holds the largest SMR channel position in Argentina.

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

     Based on the Company's current estimate of its funding requirements for 1999, the Company believes that it will have adequate funding to continue its operations into the latter half of 1999. Such assessment is based on the Company's assumed utilization of its available cash and cash equivalents and borrowings expected to be available under the International Motorola Financing Facility, the Brazil Motorola Financing and the Argentina Credit Facility to meet its assumed cash needs during the period (See Notes 7 and 17). Future cash needs include reasonably foreseeable capital expenditures, funding of operating losses and any debt service obligations. The Company is reviewing various financing options, including private debt or equity financing, that if obtained would provide the Company with sufficient funds to meet its funding requirement for the remainder of fiscal year 1999. If the Company is unable to obtain such additional financing or obtain it on acceptable terms and in a timely manner, the Company would be required to curtail its operations in 1999 significantly and to reduce the scope of expansion and enhancement of its ESMR networks.

     PRINCIPLES OF CONSOLIDATION: As of December 31, 1998, the Company directly or indirectly owned 100% of Comunicaciones Nextel de Mexico S.A. de C.V. ("Nextel Mexico"); 100% of McCaw Argentina S.R.L. ("Nextel Argentina"), 62% of Comunicaciones Nextel del Peru S.A. ("Nextel Peru"); 38% of Infocom Communications Network, Inc. ("Nextel Philippines"), accounted for under the equity method; 21% of J-COM Co., Ltd ("J-COM"), accounted for under the equity method; approximately 15% of Clearnet Communications, Inc. ("Clearnet"), accounted for as an investment available-for-sale and reflected at fair market value; and a contractual right to receive 12.1% of the profits of the Shanghai GSM System, accounted for as a cost method investment. Additionally, the Company through an 81% equity interest in McCaw International (Brazil), Ltd. ("Nextel Brazil") and Nextel Brazil's 95% equity interest in Nextel S.A., holds a 77% equity interest in Nextel S.A. Accordingly, the Company's consolidated financial statements include the accounts of Nextel Brazil commencing January 30, 1997, Nextel Mexico commencing September 1, 1997, and Nextel Argentina and Nextel Peru commencing February 1, 1998, which are the approximate dates when the Company acquired a controlling interest in the companies. Prior to September 1, 1997, Nextel Mexico was accounted for using the equity method. The Company's consolidated financial statements also include the accounts of Nextel Argentina prior to May 6, 1997, at which time it was contributed to Nextel International (Argentina), Ltd., (the "Argentina Joint Venture") a joint venture in which the Company owned a 50%

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    (A SUBSTANTIALLY WHOLLY OWNED SUBSIDIARY OF NEXTEL COMMUNICATIONS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1. SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) interest. From May 6, 1997 until January 31, 1998, the Argentina Joint Venture was accounted for using the equity method.

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

     CONCENTRATIONS OF RISK: For the year ended December 31, 1998, substantially all of the Company's revenues were generated from the Company's subsidiaries located in Brazil, Argentina, Mexico and Peru. As of December 31, 1998, approximately $1,257.0 million of the Company's assets were located in Brazil, Argentina, Mexico and Peru (See Note 15). Additionally, the Company's assets include $134.7 million related to its investments in unconsolidated subsidiaries located in Japan, China and the Philippines (See Note 3).

     The Company is party to certain equipment purchase agreements with Motorola (See Notes 10 and 14). For the foreseeable future the Company expects that it will need to rely on Motorola to manufacture a substantial portion of the equipment necessary to construct its digital ESMR networks.

     Many of the markets in which the Company operates do not have established credit bureaus, thereby making it more difficult for the Company to ascertain the credit worthiness of potential customers. In addition, the Company sells a substantial portion of its digital subscriber units on an installment basis. Accordingly, the Company experiences a relatively high level of bad debt expense in most of its markets. In particular, the Company's bad debt expense as a percentage of revenue and customer turnover in Brazil and Argentina have been significantly higher than that in the Company's other markets.

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

     CASH AND EQUIVALENTS: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 1998 and 1997, approximately $17.0 million and $69.0 million of cash and cash equivalents, respectively, were restricted for future purchases and investment in the equity of subsidiaries under certain of the Company's financing agreements.

     MARKETABLE SECURITIES: At December 31, 1997, marketable securities consisted primarily of short-term investments in certificates of deposit and commercial paper, were classified as "available for sale" and were recorded at fair value based on quoted market prices.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    (A SUBSTANTIALLY WHOLLY OWNED SUBSIDIARY OF NEXTEL COMMUNICATIONS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1.  SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
     SUBSCRIBER EQUIPMENT AND ACCESSORY INVENTORY: Subscriber equipment and accessory inventory is held for sale to customers and is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

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

     Expenditures that increase value or extend useful lives are capitalized, while maintenance and repairs are charged to operations as incurred.

     INTANGIBLE ASSETS: Intangible assets consist of SMR licenses, goodwill and trademarks that are recorded at cost. SMR licenses in the countries in which the Company operates are issued conditionally for various periods of time. The SMR licenses are generally renewable providing the licensee has complied with applicable rules and policies. In most instances, the Company believes it has complied and intends to comply with these standards and is amortizing the related costs using the straight line method over their estimated useful life of 20 years. In some cases, the Company currently is not in compliance with applicable requirements and, where appropriate, has filed requests for extensions with the appropriate government agency (See Note 10). The Company expects that such extension requests will be granted and the risk of having these or any other licenses revoked will not have a material adverse effect on the Company's financial condition or results of operations. The Company begins amortizing the cost of SMR licenses upon commencement of commercial operations in each market. The excess of the purchase price paid over the fair value of net assets acquired is recorded as goodwill and amortized using the straight-line method over its estimated useful life of 20 years. Trademarks are amortized over their respective useful lives.

     INVESTMENTS: The Company's investment in Clearnet is included in investments and other assets and classified as available-for-sale as of the balance sheet date. Accordingly, it is reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders' equity.

     Investments where the Company has the ability to exercise significant influence over operating and financial policies and possesses a voting interest of 50% or less are accounted for using the equity method. The excess of the cost of the Company's investments over the net assets acquired is being amortized over 20 years. Amortization of this excess is $1.2 million, $3.1 million and $3.7 million for the years ended December 31, 1998, 1997 and 1996, respectively, and is reflected in the accompanying consolidated statements of operations in loss from equity method investments.

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

     REVENUE RECOGNITION: Service revenues are recorded when earned. Analog equipment sales and maintenance revenues are recorded when the related goods and services are delivered. Monthly access charges

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    (A SUBSTANTIALLY WHOLLY OWNED SUBSIDIARY OF NEXTEL COMMUNICATIONS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1. SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) are billed in advance and recognized as revenue when the services are provided. Rental fee revenue and monthly fixed access charges are recognized in the period service was provided.

     ESMR NETWORK EQUIPMENT SALES AND RELATED COSTS: For the year ended December 31, 1998, the loss generated from the sale of subscriber units used in the Company's digital ESMR network primarily results from the Company's subsidy of digital subscriber units and represents a marketing cost. Equipment sales revenue and related cost of sales of digital subscriber units and related accessories, including current period order fulfillment and installation related expenses, are classified within selling, general and administrative expenses as follows:

                                                              DECEMBER 31, 1998
                                                              -----------------
Equipment sales.............................................      $ 25,415
Cost of equipment sales.....................................        37,127
                                                                  --------
                                                                  $(11,712)
                                                                  ========

     There were no sales of digital subscriber units for the years ended December 31, 1997 and 1996.

     A substantial portion of the Company's digital subscriber units issued to customers are sold or leased with terms requiring up to 24 monthly payments. The Company has recorded such transactions as equipment sales at the time of delivery and recorded an allowance for estimated sales returns. As of December 31, 1998, accounts receivable and investment and other assets include $19.8 million and $7.4 million, respectively, related to such sales, which are expected to be billed and collected over the next 24 months.

     FOREIGN EXCHANGE: Results of the Company's international operations are translated from the designated functional currency to the U.S. dollar using average exchange rates during the period, while assets and liabilities are translated from the designated functional currency to the U.S. dollar using end-of-period rates. The resulting translation gains or losses, if any, are accumulated in the cumulative translation adjustment account, a component of stockholders' equity. Translation losses recorded during the period ended December 31, 1998, totaled $24.1 million. No translation gains or losses were recorded during the periods ended December 31, 1997 and 1996.

     All gains or losses resulting from foreign currency transactions are included in other income (expense) in the Company's consolidated statements of operations. During the year ended December 31, 1998 and 1997, the Company recognized $9.5 million and $6.0 million of foreign currency transaction gains, respectively. There were no foreign currency transaction gains or losses for the years ended December 31, 1996.

     During 1997, Nextel Mexico and Nextel Brazil were considered to be operating in highly inflationary economies, as defined in Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. Accordingly, Nextel Mexico and Nextel Brazil used the U.S. dollar as their functional currency. Effective January 1, 1998, Nextel Brazil was no longer considered to be operating in a highly inflationary economy and began using the Brazilian real as its functional currency. Nextel Mexico continued to use the U.S. dollar as its functional currency in 1998, but will begin to use the Mexican peso as its functional currency commencing January 1, 1999. Additionally, due to the business environment in which it operates, Nextel Peru also uses the U.S. dollar as its functional currency.

     INCOME TAXES: The Company accounts for U.S. federal income taxes under the asset and liability method. Under this method, deferred income taxes are recorded for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities. These deferred taxes are measured by the provisions of currently enacted tax laws. The Company is included in the consolidated tax return of Nextel Communications; however, the income tax accounts of Nextel International are stated as if

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    (A SUBSTANTIALLY WHOLLY OWNED SUBSIDIARY OF NEXTEL COMMUNICATIONS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1. SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) the Company filed a separate return, which is consistent with the tax sharing agreement between the Company and Nextel Communications.

     BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS: In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which supersedes Accounting Principles Board Opinion No. 15. SFAS 128 requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. As presented, the Company's basic and diluted net loss per share attributable to common stockholders is based on the weighted average number of common shares outstanding during the period and does not include other potential common shares (including shares issuable upon exercise of options, warrants or conversion rights) since their effect would be antidilutive due to the Company's losses.

     COMPREHENSIVE INCOME: Effective December 31, 1998 the Company adopted FASB Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") that establishes standards for reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income. Prior years' financial statements have been reclassified to conform to the requirements of SFAS 130.

     SUPPLEMENTAL CASH FLOW INFORMATION: In March 1998, a wholly owned subsidiary of Nextel Communications transferred to the Company 6,777,778 Class D Shares of Clearnet Communications Inc. ("Clearnet") with a fair value of $90.6 million at the date of transfer in exchange for 906.32 shares of the Company's Series A Exchangeable Redeemable Preferred Stock, $10 par value per share (the "Series A Preferred Stock") (See Note 12).

     SEGMENT INFORMATION: Effective December 31, 1998, the Company adopted FASB Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which establishes standards for the way that public business enterprises report information about operating segments. SFAS 131 requires that financial information be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments (See Note 15).

     NEW ACCOUNTING PRONOUNCEMENTS: In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.

     In March 1998, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement will be effective in 1999 and establishes accounting standards for costs incurred in the acquisition or development and implementation of computer software. These new standards will require the capitalization of certain software implementation costs relating to software acquired or developed and implemented for the Company's use. This statement is not expected to have a significant effect on the Company's financial position and results of operations.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    (A SUBSTANTIALLY WHOLLY OWNED SUBSIDIARY OF NEXTEL COMMUNICATIONS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1.  SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
     In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." This statement will be effective in 1999 and will require costs of start-up activities and organization costs to be expensed as incurred. This statement is not expected to have a significant effect on the Company's financial position and results of operations.

     RECLASSIFICATIONS: Certain amounts in prior years have been reclassified to conform with the current year presentation.

2.  BUSINESS COMBINATIONS AND INVESTMENTS

     NEXTEL SERVICES AND NI MEXICO: On January 1, 1997, Nextel International (Services), Ltd. ("Nextel Services"), a wholly owned subsidiary of Nextel Communications, was merged into the Company. Nextel Services includes all amounts associated with the Company's expatriate employees. Subsequent to the merger, all intercompany liabilities were converted to contributed capital.

     On March 3, 1997, Nextel International (Mexico), Ltd, ("NI Mexico", formerly Nextel International (CANMEX), Ltd.), a wholly owned subsidiary of Nextel Communications, was merged into the Company. NI Mexico is primarily an investment and asset holding company.

     Immediately prior to the merger, all of NI Mexico's assets were transferred to Nextel Communications with the exception of an investment in 38% of the outstanding common stock of Nextel Mexico and related assets and 3.7% of the outstanding common stock of Clearnet. The remaining intercompany liability was converted to contributed capital subsequent to the merger.

     As the mergers described above represent transfers of companies under common control, they have been accounted for in a manner similar to pooling of interests. The pooling-of-interests method of accounting is intended to present as a single interest two or more common shareholders' interests which were previously independent; accordingly, the historical financial statements for the periods presented prior to the mergers are restated as though the companies had been combined.

     NEXTEL BRAZIL: On January 30, 1997, Nextel Communications purchased 81% of the issued and outstanding capital stock of Nextel Brazil from Telcom Ventures, Inc. and affiliates (collectively "Telcom Ventures") in exchange for $186.3 million in Nextel Communications Class A Common Stock ("Nextel Common Stock"). Nextel Communications' investment in Nextel Brazil was simultaneously contributed to the Company. At the time of acquisition, Nextel Brazil and its subsidiaries held or had options to acquire licenses to provide SMR services in 23 cities in Brazil including Sao Paulo, Rio de Janeiro, Belo Horizonte, Curitiba, and Brasilia. Telcom Ventures has the right between October 31, 2001 and November 1, 2003, to require the Company to redeem their 19% interest in Nextel Brazil at fair market value as determined pursuant to an appraisal procedure. The Company is currently required to fund 100% of Nextel Brazil's capital requirements until April 30, 1999 when Telcom Ventures must either: (i) contribute its pro rata share plus accrued interest or (ii) dilute its ownership interest.

     MCS: On September 26, 1997, Nextel S.A. acquired 49% of the capital stock of MCS Radio Telefonia, Ltda. ("MCS"), an indirect wholly owned subsidiary of Motorola, in exchange for $1.9 million and 5% of the capital stock of Nextel S.A., thereby diluting the Company's effective ownership interest in its Brazilian operations to 77%. In September 1998, upon the approval from Brazilian regulatory authorities, including Anatel, the remaining 51% of the capital stock of MCS was purchased for an exercise price of $3.2 million.

     NEXTEL ARGENTINA: On May 6, 1997, the Company contributed its 100% ownership interest in Nextel Argentina into Nextel International (Argentina), Ltd. (the "Argentina Joint Venture"), a joint venture between the Company and Wireless Ventures of Argentina, L.L.C. ("WVA"). WVA's contribution included all of the outstanding common stock of a paging company and two companies that own SMR licenses in

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    (A SUBSTANTIALLY WHOLLY OWNED SUBSIDIARY OF NEXTEL COMMUNICATIONS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2.  BUSINESS COMBINATIONS AND INVESTMENTS -- (CONTINUED)
Argentina (collectively the "WVA Entities"). During 1997, Nextel Argentina and the WVA Entities were merged, with Nextel Argentina being the surviving entity (the merged entities are herein collectively referred to as "Nextel Argentina" subsequent to the formation of the Argentina Joint Venture). As of December 31, 1997, the Company had a 50% voting interest and shared equally in the profits and losses of the Argentina Joint Venture. Commencing on May 6, 1997, the Company accounted for its investment in the Argentina Joint Venture under the equity method of accounting.

     On January 30, 1998, the Company acquired the remaining 50% interest in the Argentina Joint Venture from WVA for a purchase price of $46.0 million in cash. As a result of the purchase, the Company increased its effective ownership interest in Nextel Argentina from 50% to 100%, and began consolidating the accounts of Nextel Argentina commencing February 1, 1998 under the purchase method of accounting. The carrying value of the Company's investment in Nextel Argentina as of January 30, 1998 was approximately $63.0 million and was allocated to the net assets acquired based on their estimated fair values, including licenses and goodwill, which are amortized over their estimated useful lives of 20 years.

     NEXTEL MEXICO: During the year ended December 31, 1997, through a series of transactions, the Company increased its equity interest in Nextel Mexico from 30.1% to 100% for consideration equal to approximately $132.2 million. As a result of such transactions, the Company began consolidating Nextel Mexico beginning September 1, 1997.

     NEXTEL PERU: On January 29, 1998, the Company acquired a 70.1% interest in Comunicaciones Nextel del Peru S.A. ("Nextel Peru"), a Peruvian wireless telecommunications company, for $27.9 million, of which $7.0 million was paid at the acquisition date. The remaining balance of $20.9 million was paid in the form of capital contributions over approximately six months. Nextel Peru, holds through its subsidiaries, licenses to operate 138 SMR channels in the greater Lima area. Motorola International Development Corporation ("Motorola International"), an indirect wholly owned subsidiary of Motorola, through an indirect subsidiary, held a 19.9% interest in Nextel Peru. The Company's investment in Nextel Peru was accounted for as a purchase. Nextel Peru's historical operations are insignificant relative to the results of the Company.

     In August 1998, the Company gave notice to Motorola International of the Company's exercise of its option to sell approximately 10% of the Company's shares of Nextel Peru to Motorola International for approximately $6.0 million (the "Nextel Peru Put Transaction"). The Nextel Peru Put Transaction was completed on October 30, 1998. Additionally, as a result of the decision of the other minority shareholder of Nextel Peru not to contribute his pro rata share of capital contributions to Nextel Peru during 1998, such shareholder's equity interest in Nextel Peru has been diluted and the Company's and Motorola International's equity interest in Nextel Peru have increased. As of December 31, 1998, subsequent to the closing of the Nextel Peru Put Transaction, and giving effect to the dilution of the equity interest of the other minority shareholder during 1998, the Company and Motorola International held approximately 62.1% and 30.9%, respectively, of the outstanding shares of Nextel Peru. No significant gain on sale of Nextel Peru shares was recorded.

     NEXTEL PHILIPPINES: On June 14, 1996, the Company acquired a 30% interest in Nextel Philippines, for $16.0 million in cash. Nextel Philippines provides paging services to subscribers in the Philippines through a nationwide license granted by the Philippine government. In addition, Nextel Philippines has a nationwide license to provide digital ESMR services. The Company's investment in Nextel Philippines is accounted for using the equity method. The excess purchase price over the net assets acquired totaled $16.2 million and is being amortized over 20 years.

     In April 1998, the Company reached an agreement (the "Philippines Partner Agreements") with the three groups of local shareholders of Infocom Communications Network, Inc. ("Nextel Philippines"), including the Gotesco Group (the "Gotesco Group" and together with the other local shareholders, the

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    (A SUBSTANTIALLY WHOLLY OWNED SUBSIDIARY OF NEXTEL COMMUNICATIONS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2.  BUSINESS COMBINATIONS AND INVESTMENTS -- (CONTINUED)
"Philippines Shareholders"). Pursuant to the Philippines Partner Agreements, among other things, the Gotestco Group obtained the right to put its 20% interest to the Company for approximately $9.4 million, beginning in January 1999 (the "Gotesco Put") and the Company had the right to call the Gotesco Group's 20% interest in Nextel Philippines for approximately $11.6 million, if the Gotesco Group did not exercise the Gotesco Put. On June 26, 1998, the Company and the Gotesco Group entered into an Agreement to Accelerate Put Rights (the "Gotesco Put Acceleration Agreement") pursuant to which the exercise date of the Gotesco Put was accelerated from January 1999 to August 21, 1998. Pursuant to the Gotesco Put Acceleration Agreement, the Company agreed to pay the Gotesco Group $9.0 million for the shares covered by the Gotesco Put in three installments: (i) $0.5 million upon the delivery of irrevocable proxies covering the voting rights on the shares of Nextel Philippines owned by the Gotesco Group; (ii) $0.5 million to the Gotesco Group upon the conclusion of the Nextel Philippines annual shareholder meeting, provided that the Gotesco Group's shares of Nextel Philippines were voted in favor of the corporate governance provisions of the Philippines Partner Agreements at such annual meeting; and
(iii) $8.0 million upon the transfer of the shares covered by the Gotesco Put to a qualified third-party purchaser in accordance with Philippines law. The first two installments were paid on June 26, 1998 and July 13, 1998, respectively. On August 21, 1998, Gamboa Holdings, Inc. ("Gamboa Holdings"), which is 60% owned by ACCRA Investments Corporation, a corporation organized under the laws of the Philippines and owned by Philippine nationals ("ACCRAIN"), and 40% owned by an indirect subsidiary of the Company, delivered the final installment of $8.0 million to the Gotesco Group and the Gotesco Group delivered the shares covered by the Gotesco Put to Gamboa Holdings.

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

     ACCRAIN is a Philippine holding company with investments in a number of Philippines companies. Pursuant to an agreement, dated as of August 21, 1998 between an indirect wholly owned subsidiary of the Company and ACCRAIN (the "ACCRAIN Agreement"), ACCRAIN granted the Company a call right on ACCRAIN's shares in Gamboa Holdings, exercisable at any time provided that the actual purchaser of the shares is the Company or a qualified purchaser in accordance with applicable Philippines foreign corporate ownership rules. Upon expiration of the ACCRAIN Agreement, ACCRAIN may put to the Company or its qualified designee ACCRAIN's shares in Gamboa Holdings to the Company or its qualified designee for approximately $8.0 million. The ACCRAIN Agreement expires in August 1999 unless extended.

     JAPAN: On March 17, 1998, the Company purchased a 21% equity interest in J-Com, an ESMR provider in Japan, for a purchase price of Y77.2 million in equity and a shareholder loan of Y4.1 billion (approximately $0.6 million and $31.5 million, respectively, based on the exchange rate on the date of purchase) to J-Com. J-Com has a contractual right to provide ESMR service in Japan under a sublicense covering more than 125 million people. DJSMR Business Partnership, a Japanese partnership in which an affiliate of Motorola is the majority partner, holds a 49% equity interest in J-Com. J-Com's historical operations are insignificant relative to the results of the Company. The equity and shareholder loan are accounted for using the equity method.

     CLEARNET: At December 31, 1997, the Company owned 1,596,067 Class A and Class D shares of Clearnet stock, representing approximately 3.7% of Clearnet. On March 12, 1998, Nextel Communications agreed to transfer securities representing 6,777,778 Class D shares of Clearnet stock (which are convertible, at

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    (A SUBSTANTIALLY WHOLLY OWNED SUBSIDIARY OF NEXTEL COMMUNICATIONS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. BUSINESS COMBINATIONS AND INVESTMENTS -- (CONTINUED) the option of the holder, for Class A shares of Clearnet stock) to the Company in exchange for 906.32 Series A Redeemable Exchangeable Preferred Stock of the Company (See Note 12). As a result of the transaction, the Company held 8,373,845 shares of Clearnet representing approximately 15% of the outstanding common stock at December 31, 1998.

     The Company's investment in Clearnet is accounted for at fair market value. The market value of Clearnet common stock at December 31, 1998 and 1997 was $8 1/8 and $11 3/8 per share, respectively.

     Clearnet provides analog SMR and ESMR services in Canada and holds a nationwide license to provide PCS services in Canada.

     SHANGHAI CCT MCCAW: As of December 31, 1998, the Company maintained a 30% ownership interest in Shanghai CCT -- McCaw Telecommunications Systems Co., Ltd. ("Shanghai CCT McCaw"), a Chinese equity joint venture. Shanghai CCT McCaw currently participates in a Global System for Mobile communications network in Shanghai, China (the "Shanghai GSM System") through a profit sharing arrangement (the "Unicom Agreement") with China United Communications, Ltd., the owner of the Shanghai GSM system. Foreign entities or individuals are not permitted to directly own or operate telecommunications systems in China under current law. The Company does not have the right to influence the operations of the Shanghai GSM System and therefore accounts for its investment in Shanghai CCT McCaw under the cost method.

     Under the Unicom Agreement as amended, Shanghai CCT McCaw has the right to receive 40.2% of the profits, as defined, of the Shanghai GSM System. The Company, through its 30% interest in Shanghai CCT McCaw and Shanghai CCT McCaw's right to receive 40.2% of the profits of the Shanghai GSM System, has the right to receive approximately 12.1% of the profits of the Shanghai GSM System. Cash payments are made to the Company from Shanghai CCT McCaw in the form of distributions, which are made at the discretion of Shanghai CCT McCaw's board of directors. Through December 31, 1998, the Company has received distributions totaling $1.6 million, of which $1.2 million was remitted to Shanghai CCT McCaw in the form of a loan (See Note 10).

     PRO FORMA INFORMATION: The following summarized pro forma (unaudited) information is for the year ended December 31, 1997 and assumes the Nextel Argentina, Nextel Mexico, Nextel Brazil and MCS transactions had occurred on January 1, 1997.

                                                                 1997
                                                              ----------
Revenues....................................................  $   26,312
                                                              ==========
Net loss....................................................  $  (89,717)
                                                              ==========
Net loss per share, basic and diluted.......................  $    (2.46)
                                                              ==========
Weighted average shares outstanding.........................  36,500,000
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

3.  INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

     Balances at December 31, 1998 consist of the Company's 38% interest in Nextel Philippines and its results of operations for the year ended December 31, 1998, the Company's 21% interest in J-Com and its

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    (A SUBSTANTIALLY WHOLLY OWNED SUBSIDIARY OF NEXTEL COMMUNICATIONS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3. INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES -- (CONTINUED) results of operations from March 17, 1998 (date of acquisition) through December 31, 1998, and the Company's investment in Shanghai CCT McCaw, accounted for using the cost method. At December 31, 1997, investments in unconsolidated subsidiaries consisted of the Company's 30% interest in Nextel Philippines and its results of operations for the year ended December 31, 1997, the Company's 50% interest in the Argentina Joint Venture and its results of operations from May 6, 1997 (date of inception) to December 31, 1997, and the Company's investment in Shanghai CCT McCaw, accounted for using the cost method.

     Summarized financial information for the Company's investments in unconsolidated subsidiaries accounted for using the equity method as of and for the years ended December 31, 1998 and 1997 is as follows:

                                                                1998       1997
                                                              --------   --------
Assets......................................................  $229,725   $133,315
Liabilities.................................................   289,427    111,997
Operating loss..............................................    26,257     12,167

4.  PROPERTY, PLANT AND EQUIPMENT

                                                                1998       1997
                                                              --------   --------
Land........................................................  $  1,650   $     85
Leasehold improvements......................................    13,599      1,442
Equipment...................................................   243,519     59,836
Furniture and fixtures......................................    27,921        990
Construction in progress....................................   269,655     75,849
                                                              --------   --------
                                                               556,344    138,202
Less accumulated depreciation and amortization..............   (25,773)    (1,992)
                                                              --------   --------
                                                              $530,571   $136,210
                                                              ========   ========

     For the years ended December 31, 1998 and 1997, the Company capitalized $23.8 million and $2.5 million of interest related to expenditures for construction of significant additions to property, plant and equipment. No interest expense was capitalized during the year ended December 31, 1996.

5.  INTANGIBLE ASSETS

                                                                1998       1997
                                                              --------   --------
Licenses....................................................  $479,727   $429,258
Goodwill....................................................   113,546    109,894
Trademarks and other........................................     1,629      1,512
                                                              --------   --------
                                                               594,902    540,664
Less accumulated amortization...............................   (42,483)   (14,664)
                                                              --------   --------
                                                              $552,419   $526,000
                                                              ========   ========

6.  DUE TO PARENT

     At December 31, 1997, due to parent represents amounts owed to Nextel Communications as consideration for certain assets transferred to the Company as well as amounts due under the terms of the tax sharing agreement between the Company and Nextel Communications. These liabilities were paid in full during 1998 and no significant amounts remain payable to Nextel at December 31, 1998.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    (A SUBSTANTIALLY WHOLLY OWNED SUBSIDIARY OF NEXTEL COMMUNICATIONS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7.  LONG-TERM DEBT

                                                                 1998        1997
                                                              ----------   ---------
13% Senior discount notes due 2007, net of unamortized
  discount of $337,065 and $411,571, respectively...........  $  614,398   $ 539,892
12 1/8% Senior discount notes due 2008, net of unamortized
  discount of $289,349 and $0, respectively.................     440,651          --
Nextel Brazil equipment financing (10.25% to 11% -- 1998;
  11% -- 1997)..............................................     102,196      50,250
Nextel Argentina credit facility (8.75% to 9.50% -- 1998)...      83,500          --
Nextel Mexico equipment financing (10.4% to 16.5% -- 1998
  and 1997).................................................       7,623       9,878
Philippines Motorola bridge financing (10.25% -- 1998)......       8,575          --
                                                              ----------   ---------
                                                               1,256,943     600,020
Less current portion........................................      (2,061)     (2,211)
                                                              ----------   ---------
                                                              $1,254,882   $ 597,809
                                                              ==========   =========

     13% SENIOR DISCOUNT NOTES: In March 1997, the Company issued through a private placement 951,463 units generating approximately $482.0 million in net proceeds. Each unit is comprised of a 13% senior discount note due 2007 (the "1997 Notes") with a principal amount due at maturity of $1,000 and one warrant to purchase .38748 shares of Company's common stock (See Note 11). The 1997 Notes have a 13% yield to maturity, are noncallable until April 15, 2002, and require no interest payments for the first five years. Interest on the Notes is payable in cash semi annually, commencing October 15, 2002. The Company is restricted from paying dividends under the terms of the 1997 Notes, and the 1997 Notes contain covenants restricting the incurrence of additional indebtedness and certain transactions.

     12 1/8% SENIOR DISCOUNT NOTES: In March 1998, the Company issued through a private placement $730,000 principal amount at maturity of 12 1/8% senior discount notes due 2008 (the "1998 Notes") generating approximately $387.0 million in net proceeds. The 1998 Notes are noncallable until April 15, 2003, and require no interest payments for the first five years. Interest on the 1998 Notes is payable in cash semi annually, commencing October 15, 2003. The Company is restricted from paying dividends under the terms of the 1998 Notes, and the 1998 Notes contain covenants restricting the incurrence of additional indebtedness and certain transactions.

     NEXTEL BRAZIL EQUIPMENT FINANCING: In October, 1997, Nextel Brazil and Motorola Credit Corp. a subsidiary of Motorola ("Motorola Credit"), entered into an equipment financing agreement whereby Motorola Credit agreed to provide up to $125.0 million in revolving loans (the "Brazil Motorola Financing") to Nextel Brazil to be used to acquire infrastructure equipment and related services from Motorola. The Brazil Motorola Financing is repayable in semi-annual installments over 42 months commencing June 30, 2000 and bears interest at an annual rate periodically determined by the Company of either LIBOR plus 4.63% or the prime rate plus 2.50%. Pursuant to the Brazil Motorola Financing, the revolving loans are secured by a first priority lien on substantially all of Nextel Brazil's assets, a pledge of all of the stock of Nextel Brazil and its subsidiaries, including Nextel S.A., and guarantees by the Company and Motorola International Development Corporation (which indirectly holds a 5% equity interest in Nextel S.A.) of 93.9% and 6.1%, respectively, of Nextel Brazil's obligations under such financing. Additionally, approximately $17.0 million of the Company's cash and cash equivalents is restricted at December 31, 1998 for use as future equity investments in Nextel Brazil and its subsidiaries. The Brazil Motorola Financing prohibits the payment of dividends by Nextel S.A. until the existing loan balance is paid in full and contains covenants restricting certain transactions and requiring the maintenance of certain financial ratios. In the event of non-compliance with certain financial covenants, Nextel Brazil may cure any such non-compliance by receiving additional equity contributions.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    (A SUBSTANTIALLY WHOLLY OWNED SUBSIDIARY OF NEXTEL COMMUNICATIONS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7.  LONG-TERM DEBT -- (CONTINUED)
     ARGENTINA CREDIT FACILITY: On February 27, 1998, Nextel Argentina entered into an $83.0 million senior secured credit facility (the "Argentina Credit Facility") with The Chase Manhattan Bank as administrative agent ("Administrative Agent"), which facility, as amended, was increased to $100.0 million. Borrowings under the Argentina Credit Facility are subject to the satisfaction or waiver of certain conditions. Loans under the Argentina Credit Facility bear interest at a rate equal to, at the Company's option, of either
(i) the ABR plus 2.75% (ABR is the highest of the prime rate, the base CD rate plus 1% or the federal funds rate plus 0.5%) or (ii) the Eurodollar rate plus 3.75% (the Eurodollar rate is LIBOR multiplied by the statutory reserve rate). Loans under the Argentina Credit Facility will be repaid in quarterly installments beginning September 30, 2000 through March 31, 2003. The first nine installments will be equal to 1/18 of the then-outstanding balance and the final installment will be in an amount equal to the then-outstanding balance. The Argentina Credit Facility is secured by a pledge of stock of Nextel Argentina, has a first priority lien on the assets of Nextel Argentina, and requires Nextel Argentina to meet certain financial and operating ratios.

     In connection with the Argentina Credit Facility, Nextel International has entered into a Capital Subscription Agreement whereby it agreed to make aggregate equity contributions in cash or equipment to Nextel Argentina as follows: $115.5 million on or before June 30, 1998, $133.0 million on or before December 31, 1998, $140.5 million on or before June 30, 1999 and $148.0 million on or before December 31, 1999. As of December 31, 1998, the Company has made contributions totaling $155.6 million to Nextel Argentina.

     In March 1999, Nextel Argentina notified the Administrative Agent of its anticipated noncompliance with certain financial covenants under such facility applicable in the first quarter of 1999. Nextel Argentina received a waiver from the lenders under such facility with regard to such covenants for the first quarter of 1999 and is currently in negotiation with such lenders regarding an amendment to the Argentina Credit Facility to modify the covenants in question for future quarters. Failure to agree to an amendment of the Argentina Credit Facility as proposed could subject the entire amount outstanding under the Argentina Credit Facility to acceleration by the lenders and any such acceleration would have a material adverse effect on the Company.

     PHILIPPINES MOTOROLA BRIDGE FINANCING: On August 27, 1998, Nextel International and Motorola Credit Corporation ("Motorola Credit") entered into a financing agreement (the "Motorola Bridge Financing Agreement"), pursuant to which Motorola Credit agreed to provide up to $12.0 million in term loans to the Company to (i) finance the cost of iDEN equipment and related services (including ancillary products and services) purchased from Motorola by Nextel Philippines and (ii) to reimburse the Company for payments made by the Company to Motorola for the purchase of iDEN equipment and related services for the benefit of Nextel Philippines (the "Philippines Motorola Bridge Financing"). Loans under the Philippines Motorola Bridge Financing are unsecured, bear interest at rates based upon the U.S. prime rate plus 2.5%. These loans were repayable, together with accrued and unpaid interest, in one installment on December 31, 1998. At December 31, 1998, the outstanding balance on the financing agreement was $8.6 million. In conjunction with the International Motorola Financing (See Note 17), the repayment of these loans was extended until February 1999, at which time, they were repaid with proceeds from the International Motorola Financing. Accordingly, the loans have been classified as long term liabilities.

     NEXTEL MEXICO EQUIPMENT FINANCING: At December 31, 1998, Nextel Mexico was a party to several secured financing agreements, with various payment terms and maturities through 2007. The term loans were secured by a first priority lien on substantially all of Nextel Mexico's assets and were payable in U.S. dollars. In February 1999, in conjunction with the International Motorola Financing (See
Note 17), the principal and unpaid interest under these financing agreements was paid in full.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    (A SUBSTANTIALLY WHOLLY OWNED SUBSIDIARY OF NEXTEL COMMUNICATIONS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7.  LONG-TERM DEBT -- (CONTINUED)
     For the years subsequent to December 31, 1998, annual maturities of long-term obligations are as follows:

1999........................................................  $    2,061
2000........................................................      30,562
2001........................................................      39,801
2002........................................................      50,021
2003........................................................      75,071
Thereafter..................................................   1,685,841
                                                              ----------
                                                               1,883,357
Less unamortized discount...................................   (626,414)
                                                              ----------
                                                              $1,256,943
                                                              ==========

8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     The carrying amounts and fair values of the Company's financial instruments at December 31, 1998 and 1997 are as follows:

     CASH AND CASH EQUIVALENTS, MARKETABLE SECURITIES, ACCOUNTS RECEIVABLES, SUBSCRIBER EQUIPMENT AND ACCESSORY INVENTORY, ACCOUNTS PAYABLE AND ACCRUED
EXPENSES: The carrying amounts of these items are a reasonable estimate of their fair value.

     SHANGHAI CCT MCCAW: Included in investments in unconsolidated subsidiaries is the Company's investment in Shanghai CCT McCaw of approximately $15.7 million and $19.0 million as of December 31, 1998 and 1997, respectively, accounted for under the cost method. As there is no active market for this investment, it is impracticable to estimate its fair value.

     INVESTMENTS AND OTHER ASSETS: Included in investments and other assets is the Company's investment in Clearnet, which approximates its fair value of $68.0 million and $18.2 million based on the quoted stock price of $8 1/8 and $11 3/8 per share as of December 31, 1998 and 1997, respectively.

     LONG-TERM DEBT: The fair value of the Company's long-term debt is based on quoted market prices for the senior discount notes and current borrowing rates for the vendor and bank equipment financing (See Note 7). At December 31, 1998, the carrying value of long-term debt exceeded the fair market value by approximately $169.0 million. At December 31, 1997, the fair market value of long-term debt exceeded the carrying value by approximately $12.0 million.

     INVESTMENT PURCHASE AND SALES OPTIONS: The Company maintains or has granted certain stock purchase or sale rights and obligations in connection with its investments in Nextel Brazil and Nextel Philippines (See Note 2). The Company believes that a reasonable estimate of the fair value of these instruments is not practicable to determine as of December 31, 1998, as there is no active market for such instruments.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    (A SUBSTANTIALLY WHOLLY OWNED SUBSIDIARY OF NEXTEL COMMUNICATIONS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9.  INCOME TAXES

     The components of income tax benefit (provision) for each of the three years ended December 31 are as follows:

                                                            1998      1997      1996
                                                          --------   -------   -------
Current:
  Federal...............................................  $     --   $(1,745)  $(1,355)
Deferred:
  Foreign...............................................    22,358     8,027        --
                                                          --------   -------   -------
Total income tax benefit (provision)....................  $ 22,358   $ 6,282   $(1,355)
                                                          ========   =======   =======

     The reconciliation of income taxes computed at the statutory rate to the income tax benefit for each of the three years ended December 31 is as follows:

                                                           1998       1997      1996
                                                         --------   --------   -------
Income tax benefit at statutory rate...................  $ 88,180   $ 27,095   $ 3,781
Nonconsolidated subsidiary adjustments.................    (4,268)    (2,559)   (2,209)
High yield discount obligations........................    (2,912)    (1,621)       --
Other..................................................     7,565        151      (330)
Increase in valuation allowance........................   (66,207)   (16,784)   (2,597)
                                                         --------   --------   -------
Tax benefit (provision)................................  $ 22,358   $  6,282   $(1,355)
                                                         ========   ========   =======

     Deferred taxes as of December 31 consist of the following:

                                                                1998        1997
                                                              ---------   --------
Deferred tax assets:
Operating loss carryforwards................................  $  65,332   $ 29,088
Deferred interest...........................................     54,104     17,019
Unrealized loss on investment...............................     12,491         --
Other.......................................................     11,220      1,714
                                                              ---------   --------
                                                                143,147     47,821
Valuation allowance.........................................   (119,352)   (40,654)
                                                              ---------   --------
                                                                 23,795      7,167
                                                              ---------   --------
Deferred tax liabilities:
Intangibles.................................................    113,989    126,172
Unrealized gain on investment...............................         --      1,772
                                                              ---------   --------
                                                                113,989    127,944
                                                              ---------   --------
Net deferred tax liability..................................  $  90,194   $120,777
                                                              =========   ========

     As of December 31, 1998, the Company had approximately $4.0 million of net operating loss carryforwards for federal income tax purposes that expire in 2018.

     As of December 31, 1998, the Company's foreign subsidiaries had approximately $50.7 million, $61.7 million and $5.5 million of net operating loss carryforwards for Mexican, Argentine and Peruvian income tax purposes respectively. These carryforwards expire in various amounts through the year 2008. Additionally, the Company's foreign subsidiaries had approximately $74.3 million of net operating loss carryforwards for Brazilian income tax purposes that have no expiration date and that can only be utilized up to the limit of 30% of taxable income for the year. The Company's foreign subsidiaries may be limited in their ability to use foreign tax net operating losses in any single year depending on their ability to generate sufficient taxable income.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    (A SUBSTANTIALLY WHOLLY OWNED SUBSIDIARY OF NEXTEL COMMUNICATIONS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10.  COMMITMENTS AND CONTINGENCIES

     OPERATING LEASE COMMITMENTS: The Company leases various cell sites and office facilities under operating leases with terms of one to five years which, in the case of cell sites, are generally renewable at the Company's option, for additional terms. Total rent expense under operating leases for the years ended December 31, 1998, 1997 and 1996 totaled $11.8 million, $3.3 million and $0.2 million, respectively.

     Future minimum lease payments for years ending after December 31, 1998 under operating leases that have initial noncancelable lease terms exceeding one year are as follows:

1999........................................................  $10,886
2000........................................................    9,896
2001........................................................    8,954
2002........................................................    6,960
2003........................................................    3,319
Thereafter..................................................    1,973
                                                              -------
                                                              $41,988
                                                              =======

     FINANCING COMMITMENTS: Since March 1996, the Company has advanced Shanghai CCT McCaw $12.5 million, of a total maximum commitment of $13.2 million, to fund the buildout of the Shanghai GSM System. The amount outstanding under such agreements, as of December 31, 1998, totals $9.2 million and bears interest at 7% per annum that is payable in quarterly installments. Payments of principal are due in four annual installments. The note is recorded as an addition to the Company's investment in Shanghai CCT McCaw.

     FINANCING GUARANTEES: In June 1997, Nextel Philippines, an unconsolidated entity of the Company, and Motorola entered into an equipment financing agreement (the "Philippines Motorola Financing"), pursuant to which Motorola agreed to provide up to $14.7 million in term loans, denominated in U.S. dollars, to Nextel Philippines to finance the acquisition of infrastructure equipment and related services from Motorola. The terms of the Philippines Motorola Financing provides for a maturity of two years and an annual interest rate of LIBOR plus 5.06%. Pursuant to the Philippines Motorola Financing, the term loans are secured by a first priority lien on substantially all of Nextel Philippines' assets and guarantee of such financing by the Company. As of December 31, 1998, Nextel Philippines has borrowed the maximum amount available under the Philippines Motorola Financing.

     NEXTEL BRAZIL LICENSES: Nextel Brazil is required to meet certain installation and minimum loading requirements related to its SMR channels. Failure to comply with such requirements may subject the licenses relating to such channels to revocation by the Brazil Ministry of Communications. As of December 31, 1998, Nextel Brazil is not in compliance with applicable installation deadlines and minimum loading requirements with respect to licenses covering 1,885 channels, all of which are outside of Sao Paulo and Rio de Janiero. The Company is currently conducting analog SMR system installation with regard to a significant portion of such channels and has submitted an installation and loading plan and requests for extensions of the applicable deadlines (except for channels where the Brazilian operating companies failed to comply with applicable installation requirements due to television frequency interference, for which extensions were granted automatically by statute) to Anatel for its review. The Company does not believe that any potential actions on the part of Anatel will have a material adverse effect on the Company's financial position and results of operations.

     NEXTEL PHILIPPINES ARBITRATION: On October 30, 1998, pursuant to the dispute resolution provisions of the Philippines Partner Agreements, the Company commenced arbitration proceedings in Hong Kong against

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    (A SUBSTANTIALLY WHOLLY OWNED SUBSIDIARY OF NEXTEL COMMUNICATIONS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10.  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)
Jetcom and Foodcamp, two of the local shareholders of Nextel Philippines, in which the Company asserts that such shareholders have failed to perform their respective obligations under the Philippines Partner Agreements. The Company seeks equitable and legal relief, including, but not limited to, compensatory damages and injunctive relief.

     NEXTEL PHILIPPINES SEC PROCEEDINGS. Immediately prior to the Nextel Philippines annual shareholders meeting on July 13, 1998, The Republic of Philippines Securities and Exchange Commission ("ROP SEC") issued a temporary restraining order ("TRO") in favor of the Philippines Shareholders. The Petitioners requested the nullification of the amendments of the bylaws of Nextel Philippines contemplated by the corporate governance provisions of the Philippines Partner Agreements and the TRO enjoined Nextel Philippines from implementing certain bylaw amendments for a 72-hour period. The Petitioners further requested that a preliminary injunction be issued with the same effect pending a trial on the merits with respect to the validity of certain bylaw amendments. On July 15, 1998, pursuant to the agreement of Nextel Philippines and the Petitioners and confirmed by the ROP SEC, (a) the TRO was permitted to expire and (b) pending a trial on the merits as to the validity of certain bylaw amendments (i) the Petitioners agreed to withdraw their petition for a preliminary injunction and (ii) Nextel Philippines agreed that the provisions of certain bylaw amendments granting the Company certain veto rights would not be implemented. The Company believes the Nextel Philippine bylaw amendments are valid and the Philippine Shareholders claims are without merit, and intends to vigorously defend against these claims.

     NEXTEL PHILIPPINES NTC PROCEEDINGS. In June and July of 1998, a number of the Philippine cellular mobile telephone companies filed proceedings (which have since been consolidated into one proceeding) with the National Telecommunications Commission (the "NTC") asserting that (a) an extension of its Provisional Authority ("PA") to operate its wireless communications network using its licensed frequencies in the Philippines, to January 20, 1999 (the "Extension Order") improperly expanded Nextel Philippines' authority to provide cellular mobile telephone services ("CMTS") and (b) if Nextel Philippines was indeed authorized to operate CMTS, then Nextel Philippines should be required to meet the other obligations applicable to CMTS operators, including certain obligations to build out local exchange lines. Nextel Philippines has responded by asserting that (a) its PA does not authorize Nextel Philippines to provide CMTS services, (b) by operating trunk radio services using the iDEN(R) technology it is not providing CMTS services and (c) the Extension Order does not expand its PA by authorizing it to provide CMTS services. Although the Company cannot predict the outcome of this proceeding, the Company believes that the claims against Nextel Philippines are without merit and Nextel Philippines intends to vigorously defend against them.

11.  COMMON STOCK WARRANTS

     In March 1997, the Company issued through a private placement, 951,463 units each consisting of one 10-year senior discount note (See Note 7), and one warrant to purchase .38748 shares of the Company's common stock (the "Warrant"). The Warrants are exercisable at a price of $9.99 per share any time after March 6, 1998 and prior to March 6, 2007 and entitle the holders to purchase, in the aggregate, approximately 368,673 shares of the Company's common stock that approximates 1% of the current outstanding shares on a fully diluted basis as of December 31, 1998.

12.  ISSUANCE OF PREFERRED STOCK

     On March 12, 1998, a wholly owned subsidiary of Nextel Communications transferred to the Company 6,777,778 Class D Shares of Clearnet in exchange for
906.32 shares of the Company's Series A Preferred Stock. Additionally, the Company issued 82.54 shares of Series A Preferred Stock to a wholly owned subsidiary of Nextel Communications for consideration of $8.3 million.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    (A SUBSTANTIALLY WHOLLY OWNED SUBSIDIARY OF NEXTEL COMMUNICATIONS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12.  ISSUANCE OF PREFERRED STOCK -- (CONTINUED)
     The Series A Preferred Stock was issued at an original liquidation preference of $100,000 per share and thereafter the liquidation preference on the Series A Preferred Stock accretes at an annual rate equal to 13.625%. At December 31, 1998, the accreted liquidation preference on the Series A Preferred Stock totaled approximately $110.5 million. Except as required by law, the holders of the Series A Preferred Stock are not entitled to receive dividends or other distributions. The Company has the right at any time to redeem the Series A Preferred Stock in full (or with the consent of the holder of the affected shares of Series A Preferred Stock, in part) at a redemption price equal to 100% of the accreted liquidation preference thereof on the redemption date and under certain circumstances, the holders of the Series A Preferred Stock have the right to exchange the Series A Preferred Stock for shares of the Company's Series B Redeemable Preferred Stock, par value $10.00 per share (the "Series B Preferred Stock"), having a liquidation preference equal to the accreted liquidation preference of the Series A Preferred Stock so exchanged.

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

     A summary of the Nextel Plan activity related to the Company's employees is as follows:

                                                                 OPTION          WEIGHTED AVERAGE
                                               SHARES         PRICE RANGE         EXERCISE PRICE
                                               -------   ----------------------  ----------------
Outstanding, December 31, 1996...............  136,100    $15.12      -  $18.37       $15.44
  Granted....................................  175,550     15.12      -   23.81        15.52
                                               -------    ------         ------       ------
Outstanding, December 31, 1997...............  311,650     15.12      -   23.81        15.11
  Granted....................................  385,010     22.69      -   31.00        26.38
  Acquired/(Disposed), net...................  (54,898)    15.12      -   26.56        21.50
  Exercised..................................  (20,663)    15.12      -   16.13        15.17
  Canceled...................................  (89,418)    15.12      -   26.56        19.71
                                               -------    ------         ------       ------
Outstanding, December 31, 1998...............  531,681    $15.12      -  $31.00       $22.02
                                               =======    ======         ======       ======
Exercisable, December 31, 1998...............  111,077    $15.12      -  $19.19       $15.54
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

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    (A SUBSTANTIALLY WHOLLY OWNED SUBSIDIARY OF NEXTEL COMMUNICATIONS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13.  EMPLOYEE BENEFIT PLANS -- (CONTINUED)
Company using standard industry valuation techniques; (ii) vest ratably over a four year service period; and (iii) expire ten years subsequent to award.

     A summary of Company Plan activity is as follows:

                                                                 OPTION          WEIGHTED AVERAGE
                                              SHARES          PRICE RANGE         EXERCISE PRICE
                                             ---------   ----------------------  ----------------
Outstanding, December 31, 1996.............         --    $   --      -  $   --       $   --
  Granted..................................  1,621,000     10.00      -   10.00        10.00
  Canceled.................................    (30,000)    10.00      -   10.00        10.00
                                             ---------    ------         ------       ------
Outstanding, December 31, 1997.............  1,591,000     10.00      -   10.00        10.00
                                             ---------    ------         ------       ------
  Granted..................................    362,500     10.00      -   65.75        62.83
  Exercised................................    (23,679)    10.00      -   10.00        10.00
  Canceled.................................   (178,429)    10.00      -   65.75        20.38
                                             ---------    ------         ------       ------
Outstanding, December 31, 1998.............  1,751,392    $10.00      -  $65.75       $19.88
                                             =========    ======         ======       ======
Exercisable, December 31, 1998.............  1,065,423    $10.00      -  $65.75       $13.16
                                             =========    ======         ======       ======

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. If the Company had elected to recognize compensation expense based on the fair value of the awards granted in 1998 and 1997 consistent with the provisions of SFAS 123, Accounting for Stock Based Compensation, the Company's net loss and net loss per common share for the year ended December 31 would have been increased to the pro forma amounts indicated below:

                                                                 1998         1997
                                                              ----------   ----------
Net loss:
  As reported...............................................  $ (237,135)  $  (73,948)
                                                              ==========   ==========
  Pro forma.................................................  $ (243,376)  $  (76,024)
                                                              ==========   ==========
Loss per common share, basic and diluted:
  As reported...............................................  $    (6.50)  $    (2.03)
                                                              ==========   ==========
  Pro forma.................................................  $    (6.67)  $    (2.08)
                                                              ==========   ==========
Weighted average fair value of options granted..............  $    12.27   $     6.59
                                                              ==========   ==========
Weighted average remaining contractual life.................   7.6 years    8.2 years
                                                              ==========   ==========

     The fair value of each Nextel International option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                  1998        1997
                                                              ------------   -------
Expected stock price volatility.............................           51%       53%
Risk-free interest rate.....................................  5.01 - 5.08%      6.6%
Expected life of options....................................       8 years   8 years
Expected dividend yield.....................................         0.00%     0.00%

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    (A SUBSTANTIALLY WHOLLY OWNED SUBSIDIARY OF NEXTEL COMMUNICATIONS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13.  EMPLOYEE BENEFIT PLANS -- (CONTINUED)
     The Nextel International stock options are not transferable, and the actual value of the stock options that an employee may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price. The Company has based its assumption for stock price volatility on the historical variance of weekly closing prices of Nextel Communications' stock. The risk-free rate of return used equals the yield on eight year zero-coupon U.S. Treasury issues on the grant date. No discount was applied to the value of the grants for non-transferability or risk of forfeiture.

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

     The Company retroactively granted 1,140,000 rights under the plan, at an exercise price of $10.00 per right, on dates ranging from October 1, 1995 to December 31, 1996, with vesting periods of four years. Under the provisions of the plan, the number of shares used in calculating the fair value per share is adjusted periodically to reflect capital contributed to the Company by its parent. This adjustment is generally only for purposes of valuing the SARs. It does not necessarily reflect the actual issuance of additional shares of common stock. Rights under the plan may not be exercised until 50% of the employee's grant has vested. As of December 31, 1998 and 1997, there were 5,000 and 25,000 rights outstanding, respectively. At December 31, 1998, approximately 4,200 SARs are exercisable under the terms of the plan.

     In conjunction with the adoption of the 1997 Stock Option Plan, the board of directors also approved a plan to terminate the SAR Plan. Each holder of SARs granted previously has been given the option to exchange the SARs for stock options to be granted at fair value under the 1997 Stock Option Plan. As of December 31, 1998, 1,090,000 rights have been exchanged for options under the 1997 Stock Option Plan and 5,000 SARs remain outstanding. With respect to SAR holders who elected not to exchange their SARs for stock options, the Company will continue to be obligated by the terms and conditions of the SAR agreements previously entered into with such holders.

     In connection with the exercise of certain Nextel International stock options and appreciation of SARs, the Company has recorded approximately $1.0 million of compensation expense during the year ended December 31, 1998. No compensation expense related to the Company's SARs or stock option plans was recorded during the years ended December 31, 1997 and 1996.

  Employee Benefit Plan:

     Certain officers and employees of the Company are eligible to participate in Nextel Communications' defined contribution plans pursuant to Section 401(k) of the Internal Revenue Code. The Company provides a matching contribution of $.50 for every $1.00 contributed by the employee up to 4% of each employee's salary. Such contributions were approximately $41, $29, and $10 for the years ended December 31, 1998, 1997 and 1996, respectively. At December 31, 1998, the Company had no other pension or post employment benefit plans.

14.  RELATED PARTIES

     Pursuant to the Company's Overhead Services agreement with Nextel Communications, Nextel Communications performs certain administrative functions for the Company, consisting of accounting, legal

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    (A SUBSTANTIALLY WHOLLY OWNED SUBSIDIARY OF NEXTEL COMMUNICATIONS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14.  RELATED PARTIES -- (CONTINUED)
and other services, totaling $0.4 million, $0.3 million and $0.5 million for the years ended December 31, 1998, 1997 and 1996, respectively which are reimbursed by the Company to Nextel Communications.

     At December 31, 1998, Motorola beneficially owned approximately 20.0% of Nextel Communications' outstanding common stock. The Company maintains various business relationships with Motorola, including purchases of infrastructure equipment and handsets, equipment financing agreements, and joint venture partnerships (See Notes 2 and 7).

     Motorola is the principal supplier of the Company's ESMR infrastructure equipment and handsets. During the years ended December 31, 1998 and 1997, the Company acquired approximately $162.6 million and $87.3 million, respectively in ESMR infrastructure equipment, handsets and related services from Motorola. As of December 31, 1998 and 1997, the Company's consolidated balance sheets include amounts payable to Motorola related to such purchases of $14.8 million and $11.9 million in accounts payable and $102.2 million and $50.3 million in long-term debt (See Note 7), respectively. As of December 31, 1998, there was no cash contractually restricted for future Motorola purchases.

15.  SEGMENT INFORMATION

     For the year ended December 31, 1998, Nextel International has three reportable operating segments: 1) Brazil, 2) Argentina, and 3) Mexico. The operations of all other businesses that fall below the reporting thresholds are included in "Corporate and Other" segment below, and includes Peru and all corporate entities which hold equity investments in Philippines and Japan. For the year ended December 31, 1997, the Company has identified two reportable operating segments: 1) Brazil, in which the Company obtained a controlling interest as of January 1997; and 2) Mexico, in which, through a series of transactions, the Company obtained a controlling interest effective September 1997. Corporate and other includes equity method investments in Argentina and Philippines. Prior to 1997, due to the start up nature of the Company and its investments, no reportable segments were identified.

     The Company's reportable segments reflect the Company's geographic focus and are defined as operating segments immediately subsequent to the Company obtaining a controlling interest in the entity. Management evaluates performance of these segments based on segment losses which is calculated as earnings before interest, taxes, depreciation and amortization and excludes any unusual or non-recurring charges. The

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    (A SUBSTANTIALLY WHOLLY OWNED SUBSIDIARY OF NEXTEL COMMUNICATIONS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

15.  SEGMENT INFORMATION -- (CONTINUED)
accounting policies are the same as those described in the summary of significant accounting policies (See Note 1). Intercompany eliminations have been included in Corporate and Other.

                                                                         CORPORATE AND
                                      BRAZIL     ARGENTINA    MEXICO         OTHER       CONSOLIDATED
                                     ---------   ---------   ---------   -------------   ------------
1998
Service revenue....................  $  14,999   $   9,470   $   8,695     $  1,395       $   34,559
Equipment sales and maintenance....      2,481       1,192       3,717          539            7,929
                                     ---------   ---------   ---------     --------       ----------
                                        17,480      10,662      12,412        1,934           42,488
Cost of service revenues...........      7,332       4,035       2,557          333           14,257
Cost of equipment sales and
  maintenance......................      1,584       1,289       2,775          180            5,828
Selling, general and
  administrative...................     69,509      40,691      17,333       15,565          143,098
                                     ---------   ---------   ---------     --------       ----------
                                        78,425      46,015      22,665       16,078          163,183
Segment loss.......................    (60,945)    (35,353)    (10,253)     (14,144)        (120,695)
Depreciation and amortization......                                                           56,039
                                                                                          ----------
Operating loss.....................                                                       $ (176,734)
                                                                                          ==========
Capital expenditures...............  $ 202,970   $  81,141   $  76,825     $ 38,931       $  399,867
                                     =========   =========   =========     ========       ==========
Long-lived assets..................  $ 497,914   $ 200,808   $ 342,120     $323,321       $1,364,163
                                     =========   =========   =========     ========       ==========
Total assets.......................  $ 579,429   $ 237,542   $ 377,952     $406,213       $1,601,136
                                     =========   =========   =========     ========       ==========

                                                                        CORPORATE AND
                                                 BRAZIL      MEXICO         OTHER       CONSOLIDATED
                                                ---------   ---------   -------------   ------------
1997
Service revenue...............................  $   8,040   $   2,491     $     58       $   10,589
Equipment sales and maintenance...............      1,565         857            4            2,426
                                                ---------   ---------     --------       ----------
                                                    9,605       3,348           62           13,015
Cost of service revenues......................      5,372         715          102            6,189
Cost of equipment sales and maintenance.......      1,035         200           --            1,235
Selling, general and administrative...........     15,343       2,398        9,027           26,768
                                                ---------   ---------     --------       ----------
                                                   21,750       3,313        9,129           34,192
Segment loss..................................    (12,145)         35       (9,067)         (21,177)
Depreciation and amortization.................                                               18,381
                                                                                         ----------
Operating loss................................                                           $  (39,558)
                                                                                         ==========
Capital expenditures..........................  $  87,370   $  13,938     $ 14,028       $  115,336
Long-lived assets.............................  $ 371,521   $ 277,391     $157,130       $  806,050
                                                =========   =========     ========       ==========
Total assets..................................  $ 420,242   $ 288,695     $414,101       $1,123,038
                                                =========   =========     ========       ==========

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    (A SUBSTANTIALLY WHOLLY OWNED SUBSIDIARY OF NEXTEL COMMUNICATIONS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                               FIRST      SECOND     THIRD      FOURTH
                                              --------   --------   --------   --------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1998
Revenues....................................  $  8,558   $  9,189   $  8,850   $ 15,891
Operating loss..............................   (19,413)   (29,730)   (60,454)   (67,137)
Net loss....................................   (28,569)   (45,810)   (69,864)   (92,892)
Net loss per common share, basic and
  diluted...................................     (0.78)     (1.26)     (1.91)     (2.54)
1997
Revenues....................................  $  1,460   $  2,504   $  3,085   $  5,966
Operating loss..............................    (5,930)    (8,571)    (9,674)   (15,383)
Net loss....................................    (9,811)   (18,338)   (20,621)   (25,178)
Net loss per common share, basic and
  diluted...................................     (0.27)     (0.50)     (0.56)     (0.69)

     The sum of the per share amounts may not equal the annual amounts due to changes in the weighted average shares outstanding during the year.

17.  SUBSEQUENT EVENTS

     INTERNATIONAL MOTOROLA FINANCING COMMITMENT. Effective February 4, 1999, the Company and Motorola Credit Corp ("Motorola Credit") entered into definitive agreements that establish the terms and conditions under which Motorola Credit will provide equipment financing to the Company and certain Operating Companies (the "International Motorola Financing Facility").

     Under the International Motorola Credit Facility, Motorola Credit agreed to provide up to $225.0 million in term loans to the Company consisting of (i) up to $100.0 million in loans to reimburse the Company for payments made to Motorola by the Company and certain Operating Companies after January 1, 1997 for the purchase of iDEN(R) equipment and related services by or for the benefit of such Operating Companies (the "Reimbursement Loans") and (ii) up to $225.0 million in loans (less the amount of Reimbursement Loans advanced) to (A) finance the cost of qualifying future purchases of iDEN equipment and related services (including ancillary products and services) purchased by or for the benefit of the Borrowing Affiliates (as defined below) and (B) repay the principal amounts outstanding under the existing financing facilities between Motorola Credit and Nextel Philippines and the Philippines Motorola Bridge Financing. The "Borrowing Affiliates," for purposes of the International Motorola Financing Facility, include Nextel Mexico, Nextel Peru, Nextel Philippines and J-Com and such other entities in which the Company holds an equity interest and which have been so designated by agreement between the Company and Motorola Credit.

     Loans under the International Motorola Financing Facility will be repaid in eight equal semi-annual installments beginning June 30, 2001 and will mature December 31, 2004. Loans under the International Motorola Financing Facility will bear interest at variable rates based upon either the U.S. prime rate or LIBOR and will be secured by, among other things, a pledge of the shares of stock of the Borrowing Affiliates held by the Company, a pledge of the shares of stock of certain other direct and indirect subsidiaries of the Company and a pledge of the shares of stock of the Borrowing Affiliates held by certain third party shareholders.

     The availability of borrowings under the International Motorola Financing Facility are subject to the satisfaction or waiver of certain applicable borrowing conditions. As of February 28, 1999, approximately $102.3 million had been borrowed under the International Motorola Financing Facility, including the entire $100.0 million of Reimbursement Loans; $122.7 million remains available for borrowing under the facility.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    (A SUBSTANTIALLY WHOLLY OWNED SUBSIDIARY OF NEXTEL COMMUNICATIONS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

17.  SUBSEQUENT EVENTS -- (CONTINUED)
     BRAZIL CURRENCY DEVALUATION. During the quarter ending March 31, 1999, there has been a significant fluctuation in the value of the Brazilian real relative to the U.S. dollar due to the real's recent devaluation. As a result of such devaluation, the Company will record a pre-tax charge (net of minority interests) of approximately $45.1 million on its consolidated statement of operations during the quarter ending March 31, 1999 related to foreign currency transaction losses based on the outstanding amount of U.S. dollar-denominated debt of the Company's Brazilian subsidiaries, the average exchange rate for the quarter and the Company's percentage ownership interest in its Brazilian subsidiaries at the end of such period. Additionally, the Company will record a negative cumulative translation adjustment on its balance sheet (determined in a manner consistent with prior periods) of approximately $136.1 million based on the exchange rate as of the end of the first fiscal quarter in 1999 in accordance with the Company's consolidation policy, which will be reflected as an adjustment to the cumulative translation adjustment account within stockholders' equity.

     CHANGES IN TAX LEGISLATION IN ARGENTINA AND MEXICO. Effective for tax years after December 31, 1998, Argentina and Mexico enacted tax legislation that, among other things, increases the statutory income tax rates applied for income tax purposes. The statutory rate increased from 33% to 35% in Argentina, and from 34% to 35% in Mexico. In addition, Argentina enacted tax legislation whereby taxes are assessed on assets if an entity is not in a position to pay income tax. The Company will apply the enacted statutory tax rates in the first quarter of 1999.

                           NEXTEL INTERNATIONAL, INC.
                                 (PARENT ONLY)

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                 1998        1997
                                                              ----------   --------
                                      ASSETS
CURRENT ASSETS:
     Cash and cash equivalents..............................  $   52,698   $100,975
     Marketable securities..................................          --    128,560
     Accounts receivable, net...............................          56         44
     Prepaid and other......................................          13         10
                                                              ----------   --------
          Total current assets..............................      52,767    229,589
PROPERTY, PLANT, AND EQUIPMENT, NET.........................         161        260
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES..................   1,011,148    594,471
INTANGIBLE ASSETS...........................................       1,469      1,512
INVESTMENTS AND OTHER ASSETS................................      96,900     18,862
                                                              ----------   --------
                                                              $1,162,445   $844,694
                                                              ==========   ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable.......................................  $    2,042   $  2,277
     Accrued expenses and other.............................         882      1,532
     Due to parent..........................................          --      8,254
                                                              ----------   --------
          Total current liabilities.........................       2,924     12,063
LONG-TERM DEBT..............................................   1,063,623    539,892
COMMITMENTS AND CONTINGENCIES (NOTE 1)
STOCKHOLDERS' EQUITY:
     Series A exchangeable redeemable preferred stock,
      accreted liquidation preference of $110,456 (1,250
      shares authorized, $10.00 par value, 988.86 and 0
      shares issued and outstanding)........................      98,886         --
     Series B redeemable preferred stock (2,500 shares
      authorized, $10.00 par value, no shares issued and
      outstanding...........................................          --         --
     Common stock (73,000,000 shares authorized, no par
      36,523,679 and 36,500,000 shares issued and
      outstanding)..........................................     396,574    395,428
     Accumulated deficit....................................    (339,824)  (102,689)
     Accumulated other comprehensive loss:
          Unrealized (loss) gain on investment, net of
            tax.............................................     (35,688)        --
          Cumulative translation adjustment.................     (24,050)        --
                                                              ----------   --------
               Total accumulated other comprehensive loss...     (59,738)        --
                                                              ----------   --------
               Total stockholders' equity...................      95,898    292,739
                                                              ----------   --------
                                                              $1,162,445   $844,694
                                                              ==========   ========

   The accompanying notes are an integral part of these financial statements.

                           NEXTEL INTERNATIONAL, INC.
                                 (PARENT ONLY)

   SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- (CONTINUED)

          CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                                1998        1997       1996
                                                              ---------   --------   --------
REVENUES....................................................  $      --   $      3   $     --
OPERATING EXPENSES
     Selling, general and administrative....................      7,029      5,175      5,641
     Depreciation and amortization..........................        555        172        135
                                                              ---------   --------   --------
                                                                  7,584      5,347      5,776
                                                              ---------   --------   --------
OPERATING LOSS..............................................     (7,584)    (5,344)    (5,776)
                                                              ---------   --------   --------
OTHER INCOME (EXPENSE):
     Interest income........................................     12,065     17,303         29
     Interest expense.......................................   (117,291)   (56,241)        --
     Other, net.............................................      5,302        (15)       385
                                                              ---------   --------   --------
                                                                (99,924)   (38,953)       414
                                                              ---------   --------   --------
LOSS BEFORE INCOME TAX PROVISION AND EQUITY IN NET LOSSES OF
  SUBSIDIARIES..............................................   (107,508)   (44,297)    (5,362)
INCOME TAX PROVISION........................................         --     (1,931)        --
                                                              ---------   --------   --------
LOSS BEFORE EQUITY IN NET LOSSES OF SUBSIDIARIES............   (107,508)   (46,228)    (5,362)
EQUITY IN NET LOSSES OF SUBSIDIARIES........................   (129,627)   (27,720)    (7,114)
                                                              ---------   --------   --------
NET LOSS....................................................   (237,135)   (73,948)   (12,476)
COMPREHENSIVE LOSS, NET OF INCOME TAX:
  Unrealized (loss) gain on available for sale securities...    (38,978)       389     (5,122)
  Cumulative translation adjustment.........................    (24,050)        --         --
                                                              ---------   --------   --------
COMPREHENSIVE LOSS..........................................  $(300,163)  $(73,559)  $(17,598)
                                                              =========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                           NEXTEL INTERNATIONAL, INC.
                                 (PARENT ONLY)

   SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT -- (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                                1998        1997       1996
                                                              ---------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(237,135)  $(73,948)  $(12,476)
  Adjustments to reconcile net loss to net cash
     Provided by (used in) operating activities:
     Depreciation and amortization..........................        555        172        135
     Accreted interest expense..............................    100,069     56,241         --
     Loss from investment in subsidiaries...................    131,111     27,720      7,114
     Change in current assets and liabilities:
       Accounts receivable..................................        (12)       339       (383)
       Prepaid and other....................................         (3)        38        (37)
       Investments and other assets.........................     (9,004)    (2,221)      (568)
       Accounts payable.....................................       (235)     1,477        741
       Other................................................     (2,983)       200    (10,012)
                                                              ---------   --------   --------
          Net cash provided by (used in) operating
            activities......................................    (17,637)    10,018    (15,486)
                                                              ---------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................        (78)      (152)      (299)
  Investments in marketable securities......................    (93,997)  (227,957)        --
  Disposal of marketable securities.........................    221,225    100,729         --
  Investments in and advances to subsidiaries...............   (567,482)  (246,230)   (37,221)
  Other.....................................................         --       (624)        --
                                                              ---------   --------   --------
          Net cash used in investing activities.............   (440,332)  (374,234)   (37,520)
                                                              ---------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from (repayments to) parent, net...............     (8,254)   (23,556)     8,146
  Capital contributions from parent.........................                 6,366     44,862
  Proceeds from the issuance of preferred stock.............      8,254         --         --
  Proceeds from the issuance of long-term debt..............    409,455    467,578         --
  Proceeds from issuance of warrants........................         --     14,800         --
  Proceed from exercise of stock options....................        237         --         --
                                                              ---------   --------   --------
          Net cash provided by financing activities.........    409,692    465,188     53,008
                                                              ---------   --------   --------
INCREASE IN CASH AND CASH EQUIVALENTS.......................    (48,277)   100,972          2
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............    100,975          3          1
                                                              ---------   --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $  52,698   $100,975   $      3
                                                              =========   ========   ========

   The accompanying notes are an integral part of these financial statements.

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

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    (A SUBSTANTIALLY WHOLLY OWNED SUBSIDIARY OF NEXTEL COMMUNICATIONS INC.)

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                  BALANCE,     ALLOWANCE OF   CHARGED TO   CHARGED TO                 BALANCE AT
                                BEGINNING OF     ACQUIRED     COSTS AND      OTHER                        END
                                   PERIOD      COMPANIES(1)    EXPENSES     ACCOUNTS    DEDUCTIONS     OF PERIOD
                                ------------   ------------   ----------   ----------   ----------   -------------
YEAR ENDED DECEMBER 31, 1998
  Allowance for Doubtful
    Accounts..................     $1,003         $  604        $7,127       $   --      $(2,343)       $ 6,391
                                   ======         ======        ======       ======      =======        =======
  Reserve for inventory
    obsolescence..............     $1,334         $   16        $3,475       $   --      $(2,232)       $ 2,593
                                   ======         ======        ======       ======      =======        =======
YEAR ENDED DECEMBER 31, 1997
  Allowance for Doubtful
    Accounts..................     $   --         $3,241        $1,131       $   --      $(3,369)       $ 1,003
                                   ======         ======        ======       ======      =======        =======
  Reserve for inventory
    obsolescence..............     $   --         $  449        $  885       $   --      $    --        $ 1,334
                                   ======         ======        ======       ======      =======        =======

---------------
(1) Represents allowance of majority-owned subsidiaries acquired during the years ended December 31, 1998 and 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington.

                                          NEXTEL INTERNATIONAL, INC.

                                          By:     /s/ BYRON R. SILIEZAR
                                            ------------------------------------
March 29, 1999                                         BYRON R. SILIEZAR
                                              Vice President and Chief Financial
                                                         Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below on March 29, 1999.

                   SIGNATURE                                               TITLE
                   ---------                                               -----

             /s/ DANIEL F. AKERSON                    Chairman of the Board of Directors
-----------------------------------------------
               Daniel F. Akerson

            /s/ KEITH D. GRINSTEIN                    Chief Executive Officer and Director
-----------------------------------------------       (Principal Executive Officer)
              Keith D. Grinstein

             /s/ BYRON R. SILIEZAR                    Vice President and Chief Financial Officer
-----------------------------------------------       (Principal Financial and Accounting Officer)
               Byron R. Siliezar

              /s/ C. JAMES JUDSON                     Vice Chairman of the Board of Directors
-----------------------------------------------
                C. James Judson

            /s/ TIMOTHY M. DONAHUE                    Director
-----------------------------------------------
              Timothy M. Donahue

              /s/ CRAIG O. MCCAW                      Director
-----------------------------------------------
                Craig O. McCaw

            /s/ STEVEN M. SHINDLER                    Director
-----------------------------------------------
              Steven M. Shindler

            /s/ DENNIS M. WEIBLING                    Director
-----------------------------------------------
              Dennis M. Weibling

                               INDEX TO EXHIBITS

EXHIBIT NUMBER                       EXHIBIT DESCRIPTION
--------------                       -------------------
    3.1          Restated Articles of Incorporation of the Company (filed on
                 August 13, 1998 as Exhibit 3.1 to the Company's Quarterly
                 Report on Form 10-Q for the quarterly period ended June 30,
                 1998 (the "June 1998 Form 10-Q") and incorporated herein by reference).
    3.2          Restated By-laws of the Company.
    4.1          Indenture, dated as of March 3, 1997, between McCaw
                 International, Ltd. and The Bank of New York (filed as
                 Exhibit No. 4.1 to the Company's Registration Statement No.
                 333-26649 on Form S-4, as amended, originally filed with the
                 Commission on May 7, 1997 (the "1997 Form S-4") and
                 incorporated herein by reference).
    4.2          Form of Exchange Note (included in Exhibit 4.1).
    4.3          Warrant Agreement, dated March 6, 1997, between Nextel
                 International and the Bank of New York (filed as Exhibit 4.4 to the 1997 Form S-4 and incorporated herein by reference).
    4.4          Indenture, dated as of March 12, 1998, between the Company and the Bank of New York (filed on May 14, 1998 as Exhibit
                 4.1 to the Company's Quarterly Report on Form 10-Q for the
                 quarterly period ended March 31, 1998 (the "March 1998 Form
                 10-Q") and incorporated herein by reference).
    4.5          Form of Exchange Note (included in Exhibit 4.4).
   10.1          Motorola Vendor Financing Template Memorandum of
                 Understanding, dated November 1996, between Motorola, Inc.,
                 Nextel Communications, Inc. and the Company (filed as
                 Exhibit No. 10.1 to the 1997 Form S-4 and incorporated
                 herein by reference).
   10.2          Shareholders Agreement, dated January 29, 1997, between the
                 Company, McCaw International (Brazil), Ltd. ("McCaw Brazil")
                 and the minority shareholders of McCaw Brazil (filed as
                 Exhibit No. 10.2 to the 1997 Form S-4 and incorporated
                 herein by reference).
   10.3          Amendment No. 1, dated April 27, 1997, to Shareholders
                 Agreement between the Company, McCaw Brazil and the minority shareholders of McCaw Brazil (filed as Exhibit No. 10.3 to the 1997 Form S-4 and incorporated herein by reference).
   10.4          Equipment Financing Agreement, dated as of October 31, 1997, by and between McCaw International (Brazil), Ltd. and
                 Motorola Credit Corporation (filed on November 14, 1997 as
                 Exhibit No. 10.1 to the Company's Quarterly Report on Form
                 10-Q for the quarterly period ended September 30, 1997 and incorporated herein by reference).
   10.5          Stockholders Agreement, dated June 21, 1996, between Infocom
                 Communications Network, Inc. and the shareholders of Infocom
                 (filed as Exhibit No. 10.11 to the 1997 Form S-4 and
                 incorporated herein by reference).
   10.6*         Employment Letter, dated November 3, 1995, between the
                 Company and Keith D. Grinstein (filed as Exhibit No. 10.12 to the 1997 Form S-4 and incorporated herein by reference).
   10.7*         Employment Letter, dated January 11, 1996, between the
                 Company and Brian A. Vincent (filed as Exhibit No. 10.14 to the 1997 Form S-4 and incorporated herein by reference).
   10.8*         Employment Letter, dated November 3, 1995, between the
                 Company and Heng-Pin Kiang (filed as Exhibit No. 10.13 to
                 the 1997 Form S-4 and incorporated herein by reference).
   10.9*         Nextel International, Ltd. 1997 Stock Option Plan.
   10.10         Tax Sharing Agreement, dated January 1, 1997, between Nextel
                 Communications, Inc. and its subsidiaries named therein
                 (filed as Exhibit No. 10.18 to the 1997 Form S-4 and
                 incorporated herein by reference).

                                       (i)

EXHIBIT NUMBER                       EXHIBIT DESCRIPTION
--------------                       -------------------
   10.11         Overhead Services Agreement, dated March 3, 1997, between
                 Nextel Communications, Inc. and the Company (filed as
                 Exhibit No. 10.19 to the 1997 Form S-4 and incorporated
                 herein by reference).
   10.12         Amended and Restated Right of First Opportunity Agreement,
                 dated March 12, 1998, between Nextel Communications, Inc.
                 and the Company (filed as Exhibit No. 10.16 to the 1998 Form
                 S-4 and incorporated herein by reference).
   10.13         Indemnification Agreement, dated March 6, 1997, between
                 Nextel Communications, Inc. and the Company (filed as
                 Exhibit No. 10.21 to the 1997 Form S-4 and incorporated
                 herein by reference).
   10.14         Credit Agreement, dated as of February 27, 1998, among
                 Nextel Argentina S.R.L., the Lenders named therein and The
                 Chase Manhattan Bank as Administrative Agent (filed as
                 Exhibit 10.1 to the March 1998 Form 10-Q and incorporated
                 herein by reference).
   10.15         Stock Purchase Agreement, dated as of January 29, 1998 by
                 and among Nextel International (Peru), LLC, Motorola
                 International Development Corporation, Oscar Benalcazar Coz,
                 the Company and Valorcom S.A. (filed as Exhibit 10.2 to the
                 March 1998 Form 10-Q and incorporated herein by reference).
   10.16         Shareholders Agreement, dated as of January 29, 1998, by and among Valorcom S.A., Nextel International (Peru), LLC,
                 Motorola International Development Corporation and Oscar
                 Benalcazar Coz (filed as Exhibit 10.3 to the March 1998 Form
                 10-Q and incorporated herein by reference).
   10.17         Share Purchase Agreement, dated as of January 7, 1998 by and among the Company, Nextel International (Delaware), Ltd.,
                 Nextel International (Holdings), Ltd., Telcom Ventures, LLC,
                 Wireless Ventures of Argentina, L.L.C. and Nextel
                 International (Argentina), Ltd. (filed as Exhibit 10.4 to
                 the March 1998 Form 10-Q and incorporated herein by
                 reference).
   10.18         Stock Purchase Agreement, dated as of March 17, 1998 by and among Nextel International (Japan), Ltd., Nippon Motorola
                 Ltd. and J-Com Co., Ltd. (filed as Exhibit 10.5 to the March
                 1998 Form 10-Q and incorporated herein by reference).
   10.19         Credit Agreement, dated as of March 17, 1998, between J-Com.
                 Co., Ltd. and Nextel International (Japan), Ltd. (filed as
                 Exhibit 10.6 to the March 1998 Form 10-Q and incorporated
                 herein by reference).
   10.20         Memorandum, dated as of March 17, 1998, among J-Com Co.,
                 Ltd. and the shareholders named therein (filed as Exhibit
                 10.7 to the March 1998 Form 10-Q and incorporated herein by reference).
   10.21         Amendment No. 1 and Waiver, dated May 8, 1998, among Nextel
                 Argentina S.R.L., the Lenders named therein and the Chase
                 Manhattan Bank as Administrative Agent (filed as Exhibit
                 10.19 to the Company's Registration Statement No. 333-55877
                 on Form S-4, as amended, originally filed with the
                 Commission on June 3, 1998 (the "1998 Form S-4") and
                 incorporated herein by reference).
   10.22         Restructuring Agreement, dated as of April 2, 1998, by and among Foodcamp Industries and Marketing, Inc., Chan Chon
                 Siong, Nextel International, Inc., Top Mega Enterprises Ltd.
                 and Infocom Communications Network, Inc. (filed as Exhibit
                 10.26 to the 1998 Form S-4 and incorporated herein by
                 reference).
   10.23         Restructuring Agreement, dated as of April 2, 1998, by and among Gotesco Properties Inc., Jose C. Go, Joel T. Go,
                 Nextel International, Inc., Top Mega Enterprises, Ltd. and
                 Infocom Communications Network, Inc. (filed as Exhibit 10.27 to the 1998 Form S-4 and incorporated herein by reference).

                                      (ii)

EXHIBIT NUMBER                       EXHIBIT DESCRIPTION
--------------                       -------------------
   10.24         Restructuring Agreement, dated as of April 2, 1998, by and among Jetcom Inc., Nextel International, Inc., Top Mega
                 Enterprises, Ltd. and Infocom Communications Network, Inc.
                 (filed as Exhibit 10.28 to the 1998 Form S-4 and
                 incorporated herein by reference).
   10.25         Pledge Agreement, dated as of April 2, 1998 by and among
                 Infocom Communications Network, Inc., Nextel International,
                 Inc. and Jetcom, Inc. (filed as Exhibit 10.29 to the 1998
                 Form S-4 and incorporated herein by reference).
   10.26         Form of Credit Agreement between Infocom Communications
                 Network, Inc. and the shareholders listed on Exhibit A
                 attached thereto, as amended from time to time (filed as
                 Exhibit 10.30 to the 1998 Form S-4 and incorporated herein by reference).
   10.27         Agreement to Accelerate Put Rights, dated June 26, 1998,
                 among Gotesco Properties Inc., Jose C. Go, Joel T. Go,
                 Nextel International, Inc. and Top Mega Enterprises Ltd.
                 (filed as Exhibit 10.32 to the 1998 Form S-4 and
                 incorporated herein by reference).
   10.28*        Employment Agreement dated May 20, 1998 between the Company and Jose Felipe (filed as Exhibit 10.9 to the June 1998 Form
                 10-Q and incorporated herein by reference).
   10.29         Amendment No. 2, dated September 30, 1998, among Nextel
                 Argentina S.R.L., the Lenders named therein and the Chase
                 Manhattan Bank as Administrative Agent (filed on November
                 16, 1998 as Exhibit 10.1 to the Company's Quarterly Report
                 on Form 10-Q for the quarterly period ended September 30,
                 1998 (the "September 1998 Form 10-Q") and incorporated
                 herein by reference).
   10.30         Agreement, dated as of August 21, 1998, by and between ACCRA
                 Investments Corporation and Top Mega Enterprises Ltd. (filed as Exhibit 10.2 to the September 1998 Form 10-Q and
                 incorporated herein by reference).
   10.31         Master Equipment Financing Commitment Letter and Term Sheet
                 dated November 11, 1998 between Motorola Credit Corporation and Nextel International, Inc. (filed as Exhibit 10.3 to the
                 September 1998 Form 10-Q and incorporated herein by
                 reference).
   10.32         Master Equipment Financing Agreement, dated as of February
                 4, 1999, by and between Nextel International, Inc., the
                 lenders named therein and Motorola Credit Corporation as
                 Administrative Agent and Collateral Agent (filed on February
                 19, 1999 as Exhibit 99.1 to the Company's Current Report on
                 Form 8-K dated February 19, 1999 and incorporated herein by reference).
   21.           Subsidiaries of the Company.
   23.           Consent of Deloitte & Touche LLP.
   27.**         Financial Data Schedule.

---------------

 * Management contract or compensatory plan or arrangement.

** Submitted only with electronic filing of this document with the Commission pursuant to Regulation S-T under the Securities Act.

                                      (iii)