Form 10-Q
period 1999-03-31
NEXTEL INTERNATIONAL INC
filed 1999-05-14
CIK 1037016

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 333-26649

                            ------------------------

                           NEXTEL INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        WASHINGTON                                91-167-1412
             (State or other jurisdiction of                    (I.R.S. Employer
              incorporation or organization)                  Identification No.)

         1191 SECOND AVENUE, SUITE 1600, SEATTLE,                    98101
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

     Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:

                                                        NUMBER OF SHARES OUTSTANDING
                TITLE OF CLASS                                 ON MAY 1, 1999
                --------------                                 --------------
          Common Stock, no par value                             36,568,993

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           NEXTEL INTERNATIONAL, INC.

                                     INDEX

                                                              PAGE NO.
                                                              --------
PART I -- FINANCIAL INFORMATION.
  Item 1. Financial Statements -- Unaudited.................      3
     Condensed Consolidated Balance Sheets -- As of March
      31, 1999 and December 31, 1998........................      3
     Condensed Consolidated Statements of Operations and
      Comprehensive Loss -- For the Three Months Ended March
      31, 1999 and 1998.....................................      4
     Condensed Consolidated Statement of Stockholders'
      (Deficit) Equity -- For the Three Months Ended March
      31, 1999..............................................      5
     Condensed Consolidated Statements of Cash Flows -- For
      the Three Months Ended March 31, 1999 and 1998........      6
     Notes to Condensed Consolidated Financial Statements...      7
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................     12
  Item 3. Quantitative and Qualitative Disclosures about
     Market Risk............................................     24
PART II -- OTHER INFORMATION.
  Item 1. Legal Proceedings.................................     25
  Item 6. Exhibits and Reports on Form 8-K..................     25

                                     PART I

ITEM 1. FINANCIAL STATEMENTS -- UNAUDITED.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    (A SUBSTANTIALLY WHOLLY OWNED SUBSIDIARY OF NEXTEL COMMUNICATIONS, INC.)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1999 AND DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)
                                   UNAUDITED

                                                                 1999          1998
                                                              ----------    ----------
                           ASSETS
CURRENT ASSETS:
     Cash and cash equivalents (of which $41,000 and $17,000
      is restricted)........................................  $  109,029    $  121,116
     Accounts receivable, less allowance for doubtful
      accounts of $13,128 and $6,391........................      31,716        35,247
     Subscriber equipment and accessory inventory...........      21,324        31,914
     Prepaid and other......................................      16,367        23,902
                                                              ----------    ----------
          Total current assets..............................     178,436       212,179
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation of $39,155 and $25,773.......................     459,205       530,571
INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES, at cost less
  equity in net losses of $22,281 and $17,867...............     139,534       134,691
INTANGIBLE ASSETS, net of accumulated amortization of
  $39,082 and $42,483.......................................     448,090       552,419
INVESTMENTS AND OTHER ASSETS................................     217,862       171,276
                                                              ----------    ----------
                                                              $1,443,127    $1,601,136
                                                              ==========    ==========
       LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
     Accounts payable.......................................  $  116,342    $  130,585
     Notes payable and current portion of long-term debt....          95         2,061
                                                              ----------    ----------
          Total current liabilities.........................     116,437       132,646
LONG-TERM DEBT..............................................   1,396,602     1,254,882
DEFERRED INCOME TAXES.......................................      78,515        90,194
                                                              ----------    ----------
     Total liabilities......................................   1,591,554     1,477,722
                                                              ----------    ----------
MINORITY INTEREST...........................................      19,824        27,516
STOCKHOLDERS' (DEFICIT) EQUITY:
     Series A exchangeable redeemable preferred stock,
      accreted liquidation preference of $114,261 (1,250
      shares authorized, $10.00 par value, 988.86 shares
      issued and outstanding)...............................      98,886        98,886
     Series B redeemable preferred stock (2,500 shares
      authorized, $10.00 par value, no shares issued and
      outstanding)..........................................          --            --
     Common stock (73,000,000 shares authorized, no par
      value, 36,533,553 and 36,523,679 shares issued and
      outstanding, respectively)............................     396,673       396,574
     Accumulated deficit....................................    (505,106)     (339,824)
     Accumulated other comprehensive loss...................    (158,704)      (59,738)
                                                              ----------    ----------
          Total stockholders' (deficit) equity..............    (168,251)       95,898
                                                              ----------    ----------
                                                              $1,443,127    $1,601,136
                                                              ==========    ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    (A SUBSTANTIALLY WHOLLY OWNED SUBSIDIARY OF NEXTEL COMMUNICATIONS, INC.)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   UNAUDITED

                                                                   1999           1998
                                                                -----------    -----------
REVENUES
     Service revenue........................................    $    18,347    $     6,138
     Analog equipment sales and maintenance.................          1,514          2,420
                                                                -----------    -----------
                                                                     19,861          8,558
                                                                -----------    -----------
OPERATING EXPENSES
     Cost of service revenue................................          7,892          2,499
     Cost of equipment sales and maintenance................          1,074          1,053
     Selling, general and administrative....................         56,885         15,227
     Depreciation and amortization..........................         23,414          9,192
                                                                -----------    -----------
                                                                     89,265         27,971
                                                                -----------    -----------
OPERATING LOSS..............................................        (69,404)       (19,413)
                                                                -----------    -----------
OTHER INCOME (EXPENSE)
     Interest income........................................          1,538          4,324
     Interest expense.......................................        (38,694)       (18,968)
     Loss from equity method investments....................         (4,651)        (1,314)
     Foreign currency transaction loss and other, net.......        (65,833)         1,198
     Minority interest......................................         12,041          1,230
                                                                -----------    -----------
                                                                    (95,599)       (13,530)
                                                                -----------    -----------
LOSS BEFORE INCOME TAX (PROVISION) BENEFIT..................       (165,003)       (32,943)
INCOME TAX (PROVISION) BENEFIT..............................           (279)         4,374
                                                                -----------    -----------
NET LOSS....................................................       (165,282)       (28,569)
                                                                -----------    -----------
OTHER COMPREHENSIVE (LOSS) INCOME:
     Unrealized (loss) gain on available-for-sale
       securities, net of tax...............................         40,131          6,511
     Foreign currency translation adjustment................       (139,097)        (3,470)
                                                                -----------    -----------
COMPREHENSIVE LOSS..........................................    $  (264,248)   $   (25,528)
                                                                ===========    ===========
NET LOSS PER COMMON SHARE, BASIC AND DILUTED................    $     (4.53)   $     (0.78)
                                                                ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING........     36,523,790     36,500,000
                                                                ===========    ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    (A SUBSTANTIALLY WHOLLY OWNED SUBSIDIARY OF NEXTEL COMMUNICATIONS, INC.)

       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                             (DOLLARS IN THOUSANDS)
                                   UNAUDITED

                                 SERIES A          SERIES B
                             PREFERRED STOCK    PREFERRED STOCK       COMMON STOCK
                             ----------------   ---------------   ---------------------   ACCUMULATED
                             SHARES   AMOUNT    SHARES   AMOUNT     SHARES      AMOUNT      DEFICIT
                             ------   -------   ------   ------   ----------   --------   -----------
BALANCE, January 1, 1999...  988.86   $98,886    --        $--    36,523,679   $396,574    $(339,824)
     Issuance of common
       stock upon exercise
       of stock options....      --        --    --        --          9,874         99           --
     Unrealized gain on
       investments.........      --        --    --        --             --         --           --
     Cumulative translation
       adjustment..........      --        --    --        --             --         --           --
     Net loss..............      --        --    --        --             --         --     (165,282)
                             ------   -------     --       --     ----------   --------    ---------
BALANCE, March 31, 1999....  988.86   $98,886    --        $--    36,533,553   $396,673    $(505,106)
                             ======   =======     ==       ==     ==========   ========    =========

                                   ACCUMULATED OTHER
                              COMPREHENSIVE (LOSS) INCOME
                             -----------------------------
                               UNREALIZED      CUMULATIVE
                             GAIN (LOSS) ON    TRANSLATION
                              INVESTMENTS      ADJUSTMENT      TOTAL
                             --------------    -----------   ---------
BALANCE, January 1, 1999...     $(35,688)       $ (24,050)   $  95,898
     Issuance of common
       stock upon exercise
       of stock options....                                         99
     Unrealized gain on
       investments.........       40,131               --       40,131
     Cumulative translation
       adjustment..........           --         (139,097)    (139,097)
     Net loss..............           --               --     (165,282)
                                --------        ---------    ---------
BALANCE, March 31, 1999....     $  4,443        $(163,147)   $(168,251)
                                ========        =========    =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    (A SUBSTANTIALLY WHOLLY OWNED SUBSIDIARY OF NEXTEL COMMUNICATIONS, INC.)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)
                                   UNAUDITED

                                                                1999         1998
                                                              ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss...............................................  $(165,282)   $(28,569)
     Adjustments to reconcile net loss to net cash used in
      operating activities:
          Depreciation and amortization.....................     23,414       9,192
          Foreign currency transaction loss, net............     63,615         849
          Interest accretion on long-term debt, net of
            capitalization..................................     32,978      17,256
          Provision for losses on accounts receivable.......      7,411       1,100
          Loss from equity method investments...............      4,651       1,314
          Deferred income taxes.............................         --      (8,549)
          Minority interest.................................    (12,041)     (1,230)
          Change in current assets and liabilities:
               Accounts receivable..........................     (3,880)     (1,947)
               Subscriber equipment inventory...............     10,590      (7,895)
               Prepaid and other............................      7,535     (13,784)
               Accounts payable, accrued expenses and
                 other......................................    (25,547)      8,894
               Other........................................     (3,935)     (3,431)
                                                              ---------    --------
     Net cash used in operating activities..................    (60,491)    (26,800)
                                                              ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures...................................    (45,401)    (87,296)
     Purchase of marketable securities......................         --      (3,994)
     Proceeds from sale of marketable securities............         --     126,018
     Business acquisitions, net of cash acquired............         --     (66,625)
     Investments in unconsolidated subsidiaries.............    (10,944)    (37,774)
                                                              ---------    --------
     Net cash used in investing activities..................    (56,345)    (69,671)
                                                              ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments to parent, net..............................         --      (8,254)
     Capital contributions from minority stockholders.......      4,448       4,016
     Proceeds from issuance of preferred stock..............         --       8,254
     Net proceeds from issuance of long-term debt...........    107,924     396,772
     Repayment of long-term debt............................     (7,623)       (727)
                                                              ---------    --------
     Net cash provided by financing activities..............    104,749     400,061
                                                              ---------    --------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS............    (12,087)    303,590
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............    121,116     159,790
                                                              ---------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $ 109,029    $463,380
                                                              =========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest.................................  $   1,789    $  1,008
                                                              =========    ========
     Cash paid for income taxes.............................  $      --    $  1,685
                                                              =========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    (A SUBSTANTIALLY WHOLLY OWNED SUBSIDIARY OF NEXTEL COMMUNICATIONS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

NOTE 1 -- BASIS OF PRESENTATION

     The condensed consolidated financial statements of Nextel International, Inc. and subsidiaries ("Nextel International" or the "Company"), an indirect, substantially wholly owned subsidiary of Nextel Communications, Inc. ("Nextel Communications"), included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods. All adjustments made were normal recurring accruals.

     The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. Operating results for the interim periods are not necessarily indicative of results for an entire year.

     The accounts of the Company's consolidated foreign subsidiaries and foreign subsidiaries accounted for under the equity method are presented utilizing accounts as of a date one month earlier than the accounts of the Company and its U.S. subsidiaries to ensure timely reporting of consolidated results.

     RECLASSIFICATIONS: Certain amounts in prior periods have been reclassified to conform with the current presentation.

     CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 1999, approximately $41.0 million of cash and cash equivalents was restricted for investment in the equity of subsidiaries under certain of the Company's financing agreements.

     ESMR NETWORK EQUIPMENT AND ACCESSORY SALES AND RELATED COSTS: For the quarter ended March 31, 1999, the loss generated from the sale of subscriber units used in the Company's digital enhanced specialized mobile radio ("ESMR") network primarily results from the Company's subsidy of digital subscriber units and represents a marketing cost. Equipment sales revenue and related cost of sales of digital subscriber units and related accessories, including current period order fulfillment and installation related expenses, are classified within selling, general and administrative expenses as follows (dollars in thousands):

                                                               THREE MONTHS
                                                                  ENDED
                                                              MARCH 31, 1999
                                                              --------------
Equipment sales.............................................     $ 6,159
Cost of equipment sales.....................................      12,308
                                                                 -------
                                                                 $(6,149)
                                                                 =======

     There were no sales of digital subscriber units for the three months ended March 31, 1998.

     A substantial portion of the Company's digital subscriber units issued to customers are sold or leased with terms requiring up to 24 monthly payments. The Company has recorded such transactions as equipment sales at the time of delivery and recorded an allowance for estimated sales returns. As of March 31, 1999, accounts receivable and investments and other assets include $23.2 million related to such sales, which are expected to be billed and collected over the next 24 months.

     SUPPLEMENTAL CASH FLOW INFORMATION: For the three months ended March 31, 1999, the Company purchased $6.5 million of infrastructure equipment financed through its vendor credit facilities.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    (A SUBSTANTIALLY WHOLLY OWNED SUBSIDIARY OF NEXTEL COMMUNICATIONS, INC.)

  NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 1 -- BASIS OF PRESENTATION -- (CONTINUED)
     In March 1998, a wholly owned subsidiary of Nextel Communications transferred to the Company 6,777,778 Class D Shares of Clearnet Communications Inc. ("Clearnet") with a fair value of $90.6 million in exchange for 906.32 shares of the Company's Series A Exchangeable Redeemable Preferred Stock, $10 par value per share ("Series A Preferred Stock").

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

NOTE 2 -- SIGNIFICANT EVENTS AND TRANSACTIONS

     BRAZIL CURRENCY DEVALUATION: During the quarter ended March 31, 1999, there was a significant fluctuation in the value of the Brazilian real relative to the U.S. dollar due to the real's recent devaluation. As a result of such devaluation, the Company recorded a pre-tax charge (net of minority interests) of approximately $45.1 million on its consolidated statement of operations for the quarter ended March 31, 1999 related to foreign currency transaction losses. This amount was calculated based on the outstanding amount of U.S. dollar-denominated debt of the Company's Brazilian subsidiaries, the average exchange rate of the Brazilian real during the first quarter of 1999 and the Company's percentage ownership interest in its Brazilian subsidiaries at the end of such period. Additionally, the Company recorded a negative cumulative translation adjustment on its balance sheet (determined in a manner consistent with prior periods) of approximately $136.1 million based on the exchange rate as of the end of the first quarter of 1999, which is reflected as an adjustment to the cumulative translation adjustment account within stockholders' deficit.

     INTERNATIONAL MOTOROLA FINANCING FACILITY: Effective February 4, 1999, the Company and Motorola Credit Corporation ("Motorola Credit") entered into definitive agreements that establish the terms and conditions under which Motorola Credit will provide equipment financing to the Company and certain Operating Companies (the "International Motorola Financing Facility").

     Under the International Motorola Financing Facility, Motorola Credit agreed to provide up to $225.0 million in term loans to the Company consisting of (i) up to $100.0 million in loans to reimburse the Company for payments made to Motorola, Inc. ("Motorola") by the Company and certain of the Company's operating subsidiaries and affiliates after January 1, 1997 for the purchase of iDEN(R) equipment and related services by or for the benefit of such subsidiaries and affiliates (the "Reimbursement Loans") and (ii) up to $225.0 million in loans (less the amount of Reimbursement Loans advanced) to (A) finance the cost of qualifying future purchases of iDEN(R) equipment and related services (including ancillary products and services) purchased by or for the benefit of the Borrowing Affiliates (as defined below) and (B) repay the principal amounts outstanding under the existing financing facilities between Motorola Credit and Infocom Communications Network, Inc. ("Nextel Philippines") and the bridge financing facility between Motorola Credit and the Company for the benefit of Nextel Philippines (the "Philippines Motorola Bridge Financing"). The "Borrowing Affiliates," for purposes of the International Motorola Financing Facility, include Comunicaciones Nextel de Mexico, S.A. de C.V. ("Nextel Mexico"), Nextel del Peru, S.A. ("Nextel Peru"), Nextel Philippines and Nexnet Co., Ltd. ("Nexnet," formerly J-Com Co., Ltd.) and such other entities in which the Company holds an equity interest and which have been so designated by agreement between the Company and Motorola Credit.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    (A SUBSTANTIALLY WHOLLY OWNED SUBSIDIARY OF NEXTEL COMMUNICATIONS, INC.)

  NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2 -- SIGNIFICANT EVENTS AND TRANSACTIONS -- (CONTINUED)
     Loans under the International Motorola Financing Facility will be repaid in eight equal semi-annual installments beginning June 30, 2001 and will mature December 31, 2004. Loans under the International Motorola Financing Facility will bear interest at variable rates based upon either the U.S. prime rate or LIBOR and will be secured by, among other things, a pledge of the shares of stock of the Borrowing Affiliates held by the Company, a pledge of the shares of stock of certain other direct and indirect subsidiaries of the Company and a pledge of the shares of stock of the Borrowing Affiliates held by certain third party shareholders.

     The availability of borrowings under the International Motorola Financing Facility are subject to the satisfaction or waiver of certain applicable borrowing conditions. As of March 31, 1999, approximately $104.8 million had been borrowed under the International Motorola Financing Facility, including the entire $100.0 million of Reimbursement Loans, and $120.2 million remained available for borrowing. In February 1999, a portion of the proceeds of the International Motorola Financing Facility was used to repay the entire $8.6 million outstanding under the Philippines Motorola Bridge Financing.

     ARGENTINA CREDIT FACILITY: In March 1999, Nextel Argentina S.R.L. ("Nextel Argentina") notified the Administrative Agent under its $100 million secured credit facility (the "Argentina Credit Facility") of its anticipated noncompliance with certain financial covenants under such facility applicable in the first quarter of 1999. Nextel Argentina received a waiver from the lenders under such facility with regard to such covenants for the first quarter of 1999. On May 12, 1999, Nextel Argentina and the lenders under the Argentina Credit Facility agreed to certain amendments to the Argentina Credit Facility modifying the covenants in question for future quarters (the "Argentina Amendments"). The effectiveness of the Argentina Amendments is subject to customary conditions, which are expected to be satisfied prior to May 28, 1999. The lenders have extended their waiver of Nextel Argentina's compliance with such covenants until the earlier of May 28, 1999 or the date the Argentina Amendments become effective.

     As a result of the Argentina Amendments, the Company has entered into a new capital subscription agreement that will require additional equity to be contributed to Nextel Argentina. Concurrently with the execution of the Argentina Amendments, Motorola Credit agreed to provide up to $50 million in loans to Nextel Argentina as incremental loans under the Argentina Credit Facility for purchases of qualifying iDEN(R) equipment and related services.

NOTE 3 -- SEGMENT INFORMATION

     Nextel International has three reportable operating segments: 1) McCaw International (Brazil), Ltd. ("Nextel Brazil"), 2) Nextel Argentina and 3) Nextel Mexico. The operations of all other businesses that fall below the reporting thresholds are included in the "Corporate and Other" segment below, and includes Nextel Peru and all corporate entities, which also hold equity investments in Nextel Philippines and Nexnet.

     The Company's reportable segments reflect the Company's geographic focus and are defined as operating segments immediately subsequent to the Company obtaining a controlling interest in the entity. Management evaluates performance of these segments based on segment losses, which is calculated as earnings before interest, taxes, depreciation and amortization and other non-recurring charges. The accounting policies are the same as those described in the summary of significant accounting policies. Intercompany eliminations have been included in Corporate and Other.

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    (A SUBSTANTIALLY WHOLLY OWNED SUBSIDIARY OF NEXTEL COMMUNICATIONS, INC.)

  NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 3 -- SEGMENT INFORMATION -- (CONTINUED)

                                              NEXTEL     NEXTEL      NEXTEL    CORPORATE
                                              BRAZIL    ARGENTINA    MEXICO    AND OTHER   CONSOLIDATED
                                             --------   ---------   --------   ---------   ------------
FOR THE THREE MONTHS ENDED MARCH 31, 1999
Service revenue............................  $  8,320   $  6,595    $  3,047   $    385     $   18,347
Analog equipment sales and maintenance.....       232        415         794         73          1,514
                                             --------   --------    --------   --------     ----------
                                                8,552      7,010       3,841        458         19,861

Cost of service revenue....................     2,951      2,852       1,827        262          7,892
Cost of equipment sales and maintenance....       247        112         688         27          1,074
Selling, general and administrative........    26,418     14,263       9,764      6,440         56,885
                                             --------   --------    --------   --------     ----------
                                               29,616     17,227      12,279      6,729         65,851
Segment loss...............................   (21,064)   (10,217)     (8,438)    (6,271)       (45,990)
Depreciation and amortization..............                                                     23,414
                                                                                            ----------
Operating loss.............................                                                 $  (69,404)
                                                                                            ==========

Capital expenditures.......................  $ 15,226   $ 17,760    $ 12,303   $  5,413     $   50,702
                                             ========   ========    ========   ========     ==========
AS OF MARCH 31, 1999
Long-lived assets..........................  $320,881   $181,518    $347,127   $ 57,769     $  907,295
                                             ========   ========    ========   ========     ==========
Total assets...............................  $344,910   $258,101    $371,381   $468,735     $1,443,127
                                             ========   ========    ========   ========     ==========

                                              NEXTEL     NEXTEL      NEXTEL    CORPORATE
                                              BRAZIL    ARGENTINA    MEXICO    AND OTHER   CONSOLIDATED
                                             --------   ---------   --------   ---------   ------------
FOR THE THREE MONTHS ENDED MARCH 31, 1998
Service revenue............................  $  2,765   $  1,083    $  2,138   $    152     $    6,138
Analog equipment sales and maintenance.....       770        350       1,010        290          2,420
                                             --------   --------    --------   --------     ----------
                                                3,535      1,433       3,148        442          8,558

Cost of service revenue....................     1,993        185         267         54          2,499
Cost of equipment sales and maintenance....       261         17         681         94          1,053
Selling, general and administrative........     7,320      3,340       2,045      2,522         15,227
                                             --------   --------    --------   --------     ----------
                                                9,574      3,542       2,993      2,670         18,779
Segment loss...............................    (6,039)    (2,109)        155     (2,228)       (10,221)
Depreciation and amortization..............                                                      9,192
                                                                                            ----------
Operating loss.............................                                                 $  (19,413)
                                                                                            ==========

Capital expenditures.......................  $ 50,198   $ 15,624    $ 24,928   $    181     $   90,931
                                             ========   ========    ========   ========     ==========
AS OF MARCH 31, 1998
Long-lived assets..........................  $417,169   $119,651    $299,052   $ 23,279     $  859,151
                                             ========   ========    ========   ========     ==========
Total assets...............................  $457,408   $157,777    $327,709   $683,864     $1,626,758
                                             ========   ========    ========   ========     ==========

                  NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    (A SUBSTANTIALLY WHOLLY OWNED SUBSIDIARY OF NEXTEL COMMUNICATIONS, INC.)

  NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 4 -- SUBSEQUENT EVENTS

     ISSUANCE OF PREFERRED STOCK: On May 13, 1999, the Company issued 1,000 shares of its Series A Preferred Stock to a wholly owned subsidiary of Nextel Communications. The Company received $100 million in proceeds from the issuance of such shares of Series A Preferred Stock.

     MOTOROLA INCREMENTAL FACILITY COMMITMENT: On May 3, 1999, Nextel Communications, Nextel International and Motorola Credit entered into a memorandum of understanding and term sheet (the "Motorola Incremental Facility Commitment") regarding the terms and conditions under which Motorola Credit will provide a $56.65 million secured credit facility to the Company (the "International Motorola Incremental Facility").

     Under the Motorola Incremental Facility Commitment, Motorola Credit agreed to provide up to $56.65 million in incremental term loans to the Company for working capital purposes, provided that the Company's unrestricted cash (which will be defined by the parties in the definitive agreements), after giving effect to the any requested loans under such International Motorola Incremental Facility, does not exceed $15 million. Loans under the International Motorola Incremental Facility will mature December 31, 2001 and will bear interest at variable rates based upon either the U.S. prime rate or LIBOR. Loans under the International Motorola Incremental Facility will be secured by a pledge of all of the Company's shares of Clearnet.

     The availability of the loans under the International Motorola Incremental Facility is subject to a number of conditions, including the negotiation, execution and delivery of definitive agreements and the completion by Motorola Credit of its due diligence review of the Company. The parties contemplate negotiating and entering into definitive agreements implementing the terms of the Motorola Incremental Facility Commitment during the second quarter of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The following discussion of the condensed consolidated financial condition and results of operations of Nextel International, Inc. ("Nextel International" or the "Company"), an indirect, substantially wholly owned subsidiary of Nextel Communications, Inc. ("Nextel Communications"), for the three-month periods ended March 31, 1999 and 1998 should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto appearing elsewhere in Part I of this report and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 ("1998 Form 10-K").

     Nextel International, through its operating subsidiaries and affiliates, provides wireless communications services in five of the largest cities in Latin America and three of the largest cities in Asia. As of March 31, 1999, the Company's markets covered approximately 373 million people, approximately 131 million of which were in Latin America. On a proportionate basis, based on the Company's ownership interests as of March 31, 1999, the Company's markets covered approximately 175 million people, approximately 115 million of which were in Latin America. Nextel International is the largest specialized mobile radio ("SMR") service provider in Brazil and Mexico, and holds the largest SMR channel position in Argentina.

     The Company's strategy is focused on using its SMR channel positions in its principal markets, together with Nextel Communications' experience and supplier relationships, to upgrade its services from analog dispatch to digital enhanced specialized mobile radio ("ESMR") services and to continue to build out its ESMR networks in its principal markets. The Company intends to use "iDEN(R)" (integrated Digital Enhanced Network) technology developed by Motorola, Inc. ("Motorola") to provide its ESMR services. During 1998, the Company, through its operating subsidiaries or affiliates, launched commercial ESMR service under the brand name "Nextel(TM)" in Sao Paulo and Buenos Aires in the second quarter of 1998, Rio de Janeiro, Manila and Mexico City in the third quarter of 1998 and Rosario, Argentina in the fourth quarter of 1998. Additionally, the Company's Japanese affiliate, Nexnet Co., Ltd. ("Nexnet," formerly J-Com Co., Ltd.), introduced a multi-functional commercial ESMR service under the brand name "NEXNET(TM)" in the Kanto region of Japan (which includes Tokyo) in the second half of 1998. The Company plans to launch commercial ESMR service in the greater Lima area during the second half of 1999. The timing of the Company's currently planned launch schedule depends on a number of factors, some of which are beyond the Company's control. See 1998 Form 10-K, Part I, Item 1, "The Company's Operations and Investments."

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

     As of March 31, 1999, Nextel's proportionate share of international digital subscriber units in service, based on its ownership interests in the Operating Companies, was estimated to be approximately 206,600, which includes total digital subscriber units (comprised of ESMR, personal communications services ("PCS") and GSM units) on networks currently in operation in Argentina, Brazil, Canada, Japan, Mexico, the Philippines and Shanghai, China. As of March 31, 1999, total international digital subscriber units in service for the Operating Companies was estimated to be approximately 727,500.

FISCAL QUARTER TRANSACTIONS AND DEVELOPMENTS

     MANAGEMENT AND ORGANIZATIONAL CHANGES. On January 29, 1999, the Company named Byron R. Siliezar as its Vice President and Chief Financial Officer and Barry West as its Vice President and Chief Technology Officer. Mr. Siliezar is continuing in his role as Controller while the Company conducts a search for a new Controller. Mr. West also serves as Vice President and Chief Technology Officer of Nextel Communications.

     On March 17, 1999, the Company named Steven P. Dussek as President and Chief Operating Officer. Immediately prior to this appointment, Mr. Dussek served as Vice President of Operations of Nextel Communications. Keith Grinstein, formerly President and Chief Executive Officer of the Company, will continue to serve as Chief Executive Officer and as a director of the Company. The Company also announced the relocation of its principal executive and administrative offices from Seattle, Washington to Reston, Virginia. The Company plans to complete the relocation to its new offices by the end of the third quarter of 1999.

     INTERNATIONAL MOTOROLA FINANCING FACILITY. The Company and Motorola Credit Corporation ("Motorola Credit") entered into an equipment financing agreement dated as of February 4, 1999 (the "International Motorola Financing Facility"), which provides for up to $225 million in incremental term loans to the Company consisting of (i) up to $100 million in loans to reimburse the Company for payments made to Motorola by the Company and certain Operating Companies after January 1, 1997 for the purchase of iDEN(R) equipment and related services by or for the benefit of such Operating Companies (the "Reimbursement Loans") and (ii) up to $225 million in loans (less the amount of Reimbursement Loans advanced) to
(A) finance the cost of qualifying future purchases of iDEN(R) equipment and related services (including ancillary products and services) purchased by or for the benefit of the Borrowing Affiliates (as defined below) and (B) repay the principal amounts outstanding under the existing financing facility between Motorola Credit and Infocom Communications Network, Inc. ("Nextel Philippines") (the "Philippines Motorola Financing") and the bridge financing facility between Motorola Credit and the Company for the benefit of Nextel Philippines (the "Philippines Motorola Bridge Financing"). The "Borrowing Affiliates," for purposes of the International Motorola Financing Facility, include Comunicaciones Nextel de Mexico, S.A. de C.V. ("Nextel Mexico"), Nextel del Peru S.A. ("Nextel Peru"), Nextel Philippines and Nexnet and such other entities in which the Company holds an equity interest and which have been so designated by agreement between the Company and Motorola Credit. The availability of borrowings under the International Motorola Financing Facility are subject to the satisfaction or waiver of certain applicable borrowing conditions. See
"-- Nextel International's forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs." In February 1999, the Company repaid the entire $8.6 million outstanding under the Philippines Motorola Bridge Financing with a portion of the proceeds of a loan under the International Motorola Financing Facility.

     BRAZIL CURRENCY DEVALUATION. During the quarter ended March 31, 1999, there was a significant fluctuation in the value of the Brazilian real relative to the U.S. dollar due to the real's recent devaluation. As a result of such devaluation, the Company recorded a pre-tax charge (net of minority interests) of approximately $45.1 million on its consolidated statement of operations for the quarter ended March 31, 1999 related to foreign currency transaction losses. This amount was calculated based on the outstanding amount of U.S. dollar-denominated debt of the Company's Brazilian subsidiaries, the average exchange rate of the Brazilian real during the first quarter of 1999 and the Company's percentage ownership interest in its Brazilian subsidiaries at the end of such period. Additionally, the Company recorded a negative cumulative translation adjustment on its balance sheet as of March 31, 1999 (determined in a manner consistent with prior periods) of approximately $136.1 million based on the exchange rate as of the end of the first quarter of 1999, which is reflected as an adjustment to the cumulative translation adjustment account within stockholders' deficit.

     Although the Company cannot predict what other effects the volatility of the Brazilian real will have on its results of operation and the value of its investments in Brazil, any further devaluation could have significant adverse effect on the Company's results of operations due to, among other things, (i) the additional amount in Brazilian reais that the Company's Brazilian subsidiaries will have to pay for U.S. dollar-denominated purchases of certain equipment and services; (ii) the Company's reduced U.S. dollar-converted revenue stream from its Brazilian subsidiaries; and (iii) the impact of the devaluation on the Brazilian economy, and on the economies of the other Latin American countries in which the Operating Companies conduct business. See "-- Nextel International's forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs" and 1998 Form 10-K, Item 1, "Business -- Risk
Factors -- Nextel is subject to fluctuations in currency rates."

     ARGENTINA CREDIT FACILITY. In March 1999, Nextel Argentina S.R.L. ("Nextel Argentina") notified the Administrative Agent under its $100 million secured credit facility (the "Argentina Credit Facility") of its anticipated noncompliance with certain financial covenants under such facility applicable in the first quarter of 1999. Nextel Argentina received a waiver from the lenders under such facility with regard to such covenants for the first quarter of 1999. On May 12, 1999, Nextel Argentina and the lenders under the Argentina Credit Facility agreed to certain amendments to the Argentina Credit Facility modifying the covenants in question for future quarters (the "Argentina Amendments"). The effectiveness of the Argentina Amendments is subject to customary conditions, which are expected to be satisfied prior to May 28, 1999. The lenders have extended their waiver of Nextel Argentina's compliance with such covenants until the earlier of May 28, 1999 or the date the Argentina Amendments become effective.

     As a result of the Argentina Amendments, the Company has entered into a new capital subscription agreement that will require additional equity to be contributed to Nextel Argentina. Concurrently with the execution of the Argentina Amendments, Motorola Credit agreed to provide up to $50 million in loans to Nextel Argentina as incremental loans under the Argentina Credit Facility for purchases of qualifying iDEN(R) equipment and related services.

POST FISCAL-QUARTER TRANSACTIONS AND DEVELOPMENTS

     ISSUANCE OF PREFERRED STOCK. On May 13, 1999, the Company issued 1,000 shares of its Series A Exchangeable Redeemable Preferred Stock, par value $10.00 per share (the "Series A Preferred Stock"), to a wholly owned subsidiary of Nextel Communications (the "Preferred Stock Issuance"). The Company received $100 million in proceeds from the issuance of such shares of Series A Preferred Stock.

     MOTOROLA INCREMENTAL FACILITY COMMITMENT. On May 3, 1999, Nextel Communications, Nextel International and Motorola Credit entered into a memorandum of understanding and term sheet (the "Motorola Incremental Facility Commitment") regarding the terms and conditions under which Motorola Credit will provide a $56.65 million secured credit facility to the Company (the "International Motorola Incremental Facility").

     Under the Motorola Incremental Facility Commitment, Motorola Credit agreed to provide up to $56.65 million in incremental term loans to the Company for working capital purposes, provided that the Company's unrestricted cash (which will be defined by the parties in the definitive agreements), after giving effect to the any requested loans under such International Motorola Incremental Facility, does not exceed $15 million. Loans under the International Motorola Incremental Facility will mature December 31, 2001 and will bear interest at variable rates based upon either the U.S. prime rate or LIBOR. Loans under the International Motorola Incremental Facility will be secured a pledge of all of the Company's shares of Clearnet.

     The availability of the loans under the International Motorola Incremental Facility is subject to a number of conditions, including the negotiation, execution and delivery of definitive agreements and the completion by Motorola Credit of its due diligence review of the Company. The parties contemplate negotiating and entering into definitive agreements implementing the terms of the Motorola Incremental Facility Commitment during the second quarter of 1999. See "-- Nextel International's forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs."

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 vs. Three Months Ended March 31, 1998

     The Company's consolidated financial statements for the three months ended March 31, 1999 include the accounts of McCaw International (Brazil), Ltd. ("Nextel Brazil"), Nextel Mexico, Nextel Argentina and

Nextel Peru. For the three months ended March 31, 1998, the consolidated financial statements include the accounts of Nextel Brazil and Nextel Mexico for the three months ended March 31, 1998 and Nextel Argentina and Nextel Peru for the two months ended March 31, 1998.

     Revenues increased $11.4 million to $19.9 million for the three months ended March 31, 1999, compared to $8.5 million for the three months ended March 31, 1998. The increase in revenues is primarily attributable to revenues generated from the Company's commercial launch of ESMR services subsequent to the three months ended March 31, 1998. Of the $11.4 million increase in revenue, $5.0 million was related to Nextel Brazil, $5.6 million to Nextel Argentina and $0.6 million to Nextel Mexico. During the three months ended March 31, 1998, substantially all of the Company's revenues were generated from analog SMR services in Brazil, Argentina and Mexico.

     Costs and expenses related to revenues increased $5.4 million to $9.0 million for the three months ended March 31, 1999, compared to $3.6 million for the three months ended March 31, 1998. The increase of $1.0 million related to Nextel Brazil, $2.8 million to Nextel Argentina and $1.6 to Nextel Mexico is attributable primarily to the increase in cell site operations and maintenance incurred due to the Company's commercial launch of ESMR services subsequent to the first quarter of 1998. Prior to the Company's commercial launch of ESMR services, cost and expenses related to revenues were incurred principally in conjunction with the Company's analog SMR service.

     Selling, general and administrative expenses increased $41.7 million to $56.9 million for the three months ended March 31, 1999, compared to $15.2 million for the three months ended March 31, 1998. The increase is attributable to a $19.3 million increase in general and administrative expenses and a $22.4 million increase in sales and marketing expenses. General and administrative expenses were $32.7 million for the three months ended March 31, 1999, compared to $13.4 million for the three months ended March 31, 1998. The increase of $10.4 million related to Nextel Brazil, $4.8 million to Nextel Argentina and $2.2 million to Nextel Mexico is primarily attributable to market growth, commercial launch of the Company's ESMR services and an increase in staffing and other costs, including customer assistance, collections and billing, required to launch and support the Company's ESMR businesses.

     The Company recognized an aggregate of approximately $7.4 million in bad debt expense for the three months ended March 31, 1999, compared to $1.1 million for the three months ended March 31, 1998. Nextel Brazil, Nextel Argentina and Nextel Mexico recognized $4.1 million, $2.7 million and $0.5 million in bad debt expense, respectively, for the three months ended March 31, 1999. The amount of bad debt expense recognized by the Company during the three months ended March 31, 1999 was a result of a number of factors, including principally difficulty in ascertaining the creditworthiness of customers, the lack of established credit bureaus in many of the Company's markets, deficiencies in the Company's billing and collection processes and the economic environment in the markets that the Company operates. The Company believes that it is pursuing appropriate activities and has taken a number of measures that it expects to result in the gradual improvement of its billing and accounts receivable collection effectiveness by the latter half of 1999. The Company has implemented a strict credit policy in its markets and in cases where creditworthiness is not ascertainable, the Company has implemented certain procedures intended to minimize credit risk, such as requiring deposits, requesting banking statements and/or requesting current credit references from prospective customers. Additionally, the Company is actively suspending and/or deactivating non-paying customers in a timely manner. The Company anticipates that the dollar amount of bad debt expense and the percentage of bad debt expense as compared to total revenues will each increase during the first half of 1999 as the Company's implementation of these policies continues. Accordingly, the amount of bad debt expense recognized by the Company during the three months ended March 31, 1999 should not be viewed as indicative of either the amount or level of bad debt expense that the Company may recognize in the future. See "-- Nextel International's forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs."

     Sales and marketing expenses increased $22.4 million to $24.2 million for the three months ended March 31, 1999, compared to $1.8 million during the three months ended March 31, 1998. The increase of $8.7 million related to Nextel Brazil, $6.1 million to Nextel Argentina and $5.6 to Nextel Mexico is due primarily to the increase in sales personnel and related salaries and commissions, an increase in equipment subsidies on ESMR subscriber equipment and advertising and marketing costs incurred related to the commercial launch of ESMR service by the Company during 1998.

     Depreciation and amortization costs increased $14.2 million to $23.4 million for the three months ended March 31, 1999, compared to $9.2 million for the three months ended March 31, 1998. The increase is due primarily to an increase in depreciation expense related to the build-out and commercial launch of the Company's ESMR businesses in Brazil, Argentina and Mexico.

     Interest income decreased $2.8 million to $1.5 million for the three months ended March 31, 1999, compared to $4.3 million for the three months ended March 31, 1998. The decrease is attributable primarily to lower average outstanding cash, cash equivalents and marketable securities balances pending their application in the Company's capital expenditure program.

     Interest expense increased $19.7 million to $38.7 million for the three months ended March 31, 1999, compared to $19.0 million for the three months ended March 31, 1998. The increase is attributable primarily to interest accretion recorded on the Company's senior discount notes due 2008 (the "1998 Notes") and interest expense related to increases in borrowings on bank and vendor credit facilities incurred by the Company.

     Loss from equity method investments increased $3.4 million to $4.7 million for the three months ended March 31, 1999, compared to $1.3 million for the three months ended March 31, 1998. The increase is attributable to increased ownership interest in and increased operating losses incurred by Nextel Philippines subsequent to the commercial launch of ESMR service in Manila and the operating losses associated with the Company's investment in Nexnet.

     Foreign currency transaction loss and other, net decreased $67.0 million to $(65.8) million for the three months ended March 31, 1999, compared to $1.2 million for the three months ended March 31, 1998. The decrease was attributable primarily to the foreign currency transaction losses of $63.6 million related to the devaluation of the Brazilian real during the first quarter of 1999. See
"-- Fiscal Quarter Transactions and Developments -- Brazil Currency
Devaluation."

     Minority interest increased $10.8 million to $12.0 million for the three months ended March 31, 1999, compared to $1.2 million for the three months ended March 31, 1998. The increase is attributable primarily to the minority shareholders' share of increasing operating losses recorded in Nextel Brazil and Nextel Peru.

     Income tax benefit (provision) decreased $4.7 million to $(0.3) million for the three months ended March 31, 1999, compared to $4.4 million for the three months ended March 31, 1998. The provision is primarily attributable to changes in statutory tax rates in Argentina and Mexico and alternative minimum taxes, including taxes on assets, incurred in the Operating Companies.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred cumulative net losses of approximately $506.9 million from January 1, 1995 through March 31, 1999. These losses resulted from expenditures required for the development of the Company's wireless communications networks and other start-up costs incurred by the Operating Companies. Prior to March 1997, funds necessary to finance the Company's activities were provided to the Company primarily by its parent, which is an unrestricted subsidiary of Nextel Communications, in the form of equity contributions. Since March 1997 and through March 31, 1999, the Company's activities have been financed primarily with the net proceeds of the Company's securities offerings in 1997 and 1998, and to a lesser extent from vendor and bank financing, including the existing financing facilities obtained from Motorola and the Argentina Credit Facility. Although Nextel Communications elected to make an additional equity investment of $100 million in the Company in May 1999, it is not obligated to provide any additional funding to the Company.

     Net cash used in operating activities for the three months ended March 31, 1999 was approximately $60.5 million. Net cash used in investing activities for the three months ended March 31, 1999 was approximately

$56.3 million. Net cash provided by financing activities for the three months ended March 31, 1999 was approximately $104.7 million. Working capital as of March 31, 1999 decreased to $62.0 million compared to $79.6 million at December 31, 1998. The cash used in operating activities during the three months ended March 31, 1999 represents primarily cash used to fund operating losses and pay value-added taxes on the purchase of infrastructure equipment. The cash used in investing activities during the three months ended March 31, 1999 primarily represented purchases of infrastructure to build out of the Company's ESMR networks in Brazil, Argentina, Mexico and Peru and, to a lesser extent, to fund the Company's investment in Nextel Philippines. The cash provided by financing activities during the three months ended March 31, 1999 is primarily a result of net borrowings by the Company under the International Motorola Financing Facility and the Argentina Credit Facility of approximately $91.4 million and $16.5 million, respectively. As a result of the above activities, cash and cash equivalents decreased approximately $12.1 million to approximately $109.0 million during the three months ended March 31, 1999, compared to $121.1 million at December 31, 1998.

     The Company currently estimates its funding requirements for fiscal year 1999 to be approximately $363 million. This amount consists of capital expenditures for the construction and enhancement of its ESMR networks, equity contributions to Nextel Argentina in accordance with Argentina Credit Facility and the Argentina Amendments, funding of operating losses and other general corporate expenditures. In estimating its funding requirements for 1999, the Company has anticipated that those Operating Companies that are controlled by the Company or that rely substantially on the Company for further funding will tailor their ESMR network related operations to be more responsive to the economic conditions prevailing in their respective market areas and to the general availability of capital. See 1998 Form 10-K, Part III, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Future Capital Needs and Resources."

     As of March 31, 1999, the Company and certain of its Operating Companies had entered into the following financing facilities: (i) the International Motorola Financing Facility, which provides for up to $225 million in incremental term loans to the Company to finance the purchase of equipment and related services by the Borrowing Affiliates and the refinancing of certain indebtedness to Motorola Credit (including the Philippines Motorola Financing);
(ii) the Philippines Motorola Financing, which provides for up to $14.7 million in term loans to Nextel Philippines to finance the purchase of equipment and related services; (iii) the vendor financing agreement between Nextel Brazil and Motorola Credit (the "Brazil Motorola Financing"), which provides for up to $125 million in term loans to Nextel Brazil to finance the purchase of equipment and related services; and (iv) the Argentina Credit Facility, which provides for up to $100 million in term loans to Nextel Argentina to finance the cost of capital goods, capital expenditures related to the development, expansion and upgrade of Nextel Argentina's network, permitted spectrum acquisitions and general working capital needs. The terms and conditions of the International Motorola Financing Facility, the Philippines Motorola Financing, the Brazil Motorola Financing and the Argentina Credit Facility are described in the 1998 Form 10-K, Part III,
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Motorola Financings and Argentina Credit Facility."

     As of March 31, 1999, approximately $104.8 million had been borrowed under the International Motorola Financing Facility (including all $100 million of Reimbursement Loans) and approximately $120.2 million remained available for future borrowings under such facility. Additionally, as of March 31, 1999, all of the $14.7 million available under the Philippine Motorola Financing had been borrowed, approximately $103.8 million had been borrowed under the Brazil Motorola Financing, with the remaining $21.2 million available for future borrowings, and all of the $100 million available under the Argentina Credit Facility had been borrowed. The Company plans to refinance the amounts owed by Nextel Philippines under the Philippines Motorola Financing with proceeds of loans under the International Motorola Financing Facility in the second quarter of 1999. The availability of borrowings under each of the International Motorola Financing Facility, the Brazil Motorola Financing and the Argentina Incremental Facility Loans is subject to the satisfaction or waiver of certain applicable borrowing conditions under each facility. See "-- Nextel International's forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs."

     In May 1999, the Company completed the Preferred Stock Issuance, pursuant to which the Company received proceeds of $100 million. Under the terms of the Argentina Amendments, Motorola Credit agreed to provide up to $50 million in loans to Nextel Argentina as incremental loans under the Argentina Credit Facility for qualifying purchases of iDEN(R) equipment and related services (the "Argentina Incremental Facility Loans"), the availability of which is subject to the satisfaction or waiver of certain conditions. Additionally, in May 1999, the Company entered into the Motorola Incremental Facility Commitment, pursuant to which Motorola Credit agreed to provide up to $56.65 in incremental term loans to the Company under the International Motorola Incremental Facility for working capital purposes. The Company contemplates negotiating and entering into definitive agreements with Motorola Credit implementing the terms of the Motorola Incremental Facility Commitment during the second quarter of 1999. See "-- Nextel International's forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs."

     The Company has taken and expects to continue to take various measures designed to conserve its available cash for use in funding its existing core ESMR network business activities, such as slowing expansion of its ESMR networks and minimizing or eliminating certain discretionary expenditures. In particular, the Company has prioritized and expects to continue to prioritize its expenditures to focus on its key markets in Latin America and anticipates that it will not provide any significant funding to Nexnet or the Shanghai GSM System in 1999. The Company historically has not provided and does not expect to provide any funding to Clearnet.

     Based on the Company's current estimate of its funding requirement for 1999, the Company believes that it will have adequate funding to continue its operations through the end of 1999. Such assessment is based on the Company's assumed utilization of its current available cash and cash equivalents (including the proceeds of the Preferred Stock Issuance) and the assumed availability of funds under the International Motorola Financing Facility, the International Motorola Incremental Facility, the Brazil Motorola Financing and the Argentina Incremental Facility Loans to meet its projected cash needs (including reasonably foreseeable capital expenditures, funding of operating losses and any debt service obligations) during such period. There can be no assurance that such resources will be sufficient to fund the Company's obligations through the end of 1999. Additionally, if the Company's plans change, its assumptions regarding its funding needs associated with any further build-out, expansion and enhancement of its ESMR network at the Operating Company level prove to be inaccurate, the other shareholders in certain of the Operating Companies do not fund their expected capital requirements, the Company increases its existing equity ownership interests in certain of the Operating Companies, it experiences growth in its business or subscriber base greater than or less than that which is currently anticipated, it experiences unanticipated costs or competitive pressures, the Company and/or the Operating Companies are unable to access funds under the International Motorola Financing Facility, the International Motorola Incremental Facility, the Brazil Motorola Financing and/or the Argentina Incremental Facility Loans, or any other funds available to the Company and the Operating Companies or any other borrowings otherwise prove to be insufficient to meet cash needs, the Company may be required to seek additional capital or curtail its operations significantly. See "-- Nextel International's forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs."

     Subsequent to fiscal year 1999, the Company will require significant additional capital to fund the build-out of new ESMR networks in the Company's licensed markets and any significant further expansion and enhancement of its existing ESMR networks, and will need to rely on external sources of financing to fund its operating losses and for other general corporate purposes until its operations begin to generate positive cash flows. The Company is currently assessing its capital needs and exploring potential financing sources to meet such needs. The Company anticipates that it will be required to seek to raise additional capital from public or private equity or debt markets to fund such future capital needs. The Company may seek to obtain financing from various sources, including vendor financing provided by equipment suppliers, project financing from commercial banks and other sources. To the extent the Company issues debt, its leverage and debt service obligations will increase. Additionally, the Company and certain of the Operating Companies may incur indebtedness only in compliance with the terms of covenants contained in the indentures governing the

Company's senior discount notes due 2007 and the 1998 Notes and the covenants contained in the existing financing arrangements. There can be no assurance that the Company will be able to raise any such capital on satisfactory terms, if at all. If the Company is unable to obtain such additional capital, or to obtain it on acceptable terms and in a timely manner, the Company would be required to curtail its operations significantly and to reduce the scope of its expansion and enhancement of its ESMR networks. Any such actions would have a material adverse effect on the Company's financial condition and results of operation, including its ability to meet its debt service and working capital requirements. See "-- Nextel International's forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs."

     As of March 31, 1999, the Company owned 100% of each of Nextel Mexico and Nextel Argentina, 81% of Nextel Brazil (or approximately 77% of Nextel S.A.) and 62.1% of Nextel Peru. The Company's other non-cash assets consist primarily of minority ownership interests in Nextel Philippines and Nexnet and passive minority investment stakes in the Shanghai GSM System and Clearnet. Even though the Company participates in the day-to-day management of the Operating Companies (except for Clearnet and the Shanghai GSM System) and has certain contractual rights designed to protect its interests as a minority shareholder, it cannot control the outcome of matters submitted to the shareholders of the Operating Companies in which it has less than a majority interest. In addition, the Company may be unable to access the cash flow of its affiliated companies because (i) it does not have the requisite control to cause such entities to pay dividends and (ii) substantially all of such entities are parties to or expected to become parties to vendor financing or other borrowing agreements that severely restrict the payment of dividends, and such entities are likely to continue to be subject to such restrictions and prohibitions for the foreseeable future. The existing Brazil Motorola Financing, the Philippines Motorola Financing and the Argentina Credit Facility restrict the payment of dividends to the Company by the Operating Companies that have debt outstanding thereunder. Any future vendor or bank financings are likely to include similar covenants restricting the payment of dividends. See 1998 Form 10-K, Part I, Item 1, "Business -- Risk Factors -- 2. Nextel International will need substantial amounts of financing over the next several years."

YEAR 2000 READINESS

     GENERAL. As is the case with most other businesses using computers in their operations, Nextel International is in the process of evaluating and addressing the Year 2000 readiness of its computer systems. Such Year 2000 readiness efforts are designed to identify, address and resolve issues that may be created by computer programs being written using two digits rather than four to define the applicable year. Any of Nextel International's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations that result in disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     Many of the Company's administrative and accounting services are performed for the Company by Nextel Communications. Additionally, many of the Company's third party vendors are also vendors to Nextel Communications. Accordingly, in these instances the Company has coordinated its assessment of its Year 2000 readiness with Nextel Communications.

     STATE OF READINESS. Nextel International and Nextel have had a program in place since February 1998 to address Year 2000 readiness in their critical business areas related to products, networks, information management systems, non-information systems with embedded technology, suppliers and customers. The Company has taken and will continue to take actions that are designed to advance its progress toward becoming Year 2000 ready by the end of the third quarter of 1999. The Company's Year 2000 readiness goal focuses on the ability of the Company to perform its business functions and to process information in an unambiguous manner under various date conditions. The Company's ability to reach its Year 2000 readiness goal, however, depends and will continue to depend on the parallel efforts of Nextel Communications and significant third party vendors, suppliers, subcontractors to and business partners of Nextel Communications and the Company. Some of these significant third parties are not yet Year 2000 ready, many of which have provided the Company with detailed action plans and timetables for achieving Year 2000 readiness. The

Company monitors the progress of these third parties towards Year 2000 readiness on a regular basis. The Company also regularly contacts and attempts to obtain from these third parties relevant details and schedules concerning their contemplated development of Year 2000 ready applications for the Company's utilization in the operations and systems of the Operating Companies. Specifically, the Company relies on services and products offered by the following significant third parties:

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

     - Oracle Corporation ("Oracle"), which provides various information systems, development and database management tools used to support Nextel Communications' human resources functions performed for the Company, the Company's financial systems and the Company's order support systems; and

     - Hewlett-Packard, Inc., for computer hardware and UNIX operating systems.

     Nextel Communications has identified five phases that assist it and the Company in defining the status of progress toward Year 2000 readiness. The five phases are:

     - Awareness -- locating, listing and prioritizing specific technology used in Nextel Communications's or the Company's operations that is potentially subject to Year 2000 readiness related challenges;

     - Assessment -- determining the level of risk of Year 2000 readiness challenges that exist on Nextel Communications's or the Company's systems through inquiry, research and testing;

     - Renovation -- determining and resolving Year 2000 related challenges identified in previous phases through replacement, upgrade or repair and planning for the scheduled implementation of the selected Year 2000 ready resolution;

     - Validation -- testing, monitoring, certification and verification of the correct manipulation of dates and date related data on Information Technology ("IT") and non-IT systems, including those of material third parties; and

     - Implementation -- installing and integrating the application of Year 2000 ready resolutions by replacement, upgrade or repair of non-IT and IT systems, including those of material third parties.

     As of April 15, 1999, with respect to its non-IT devices and/or systems containing embedded circuitry, the Company is, for the most part, in the assessment phase. Additionally, with respect to its IT systems and issues relating to material third parties, the Company is in various phases noted as follows:

     - Motorola informed Nextel Communications that the subscriber unit models i390 and i1000 are Year 2000 ready, and all others subscriber units are Year 2000 ready except for the short message service feature on all other subscriber units, which is not expected to cause a material disruption in the Operating Companies' service offerings. With regard to the ESMR network equipment and other network components obtained through Motorola, Motorola has indicated that the following are Year 2000 ready:

        1) critical call and data processing systems applicable to a significant portion of the ESMR network have passed Year 2000 readiness testing;

        2) Nortel switches and CISCO routers have passed Year 2000 readiness testing appropriate for use by the Operating Companies; and

        3) voice mail system components have passed Year 2000 readiness testing.

     - Oracle has advised Nextel Communications that the software that supports Nextel Communications's human resources function and financial systems is Year 2000 ready in conjunction with recommended upgrades. Nextel Communications has informed the Company that it is in the process of establishing the environment to test and apply these upgrades.

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

     To ensure the continued progress and success for managing all Year 2000 readiness requirements for Nextel Communications and its subsidiaries, a special steering committee that includes members of senior management responsible for Nextel Communications's and the Company's IT and network systems was formed to oversee this effort. Participants in this Year 2000 readiness project include employees across functional and divisional departments of Nextel Communications and its subsidiaries, including the Company, and outside contractors. In addition, representatives from certain of the material third parties identified above participate in this project.

     THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 READINESS CHALLENGES. Based on information developed to date as a result of the Company's assessment efforts, the Company believes that the costs of upgrading or replacing its systems and equipment or modification of certain software applications will not have a material effect on the Company's liquidity, financial condition or results of operation. The Company currently estimates expenditures in connection with these efforts during 1999 will not exceed $5 million. This cost estimate does not include parallel Year 2000 issues readiness expenses incurred by Nextel Communications relating to common or shared systems or components, for which the Company may be required to provide appropriate reimbursement to Nextel Communications. To date, the Company has not deferred any specific projects, goals or objectives relating to its operations as a result of implementing the Company's Year 2000 readiness efforts.

     The analog SMR networks and related systems of the Operating Companies, however, have not yet been thoroughly assessed for potential Year 2000 readiness issues, nor has the Company formulated any estimate of the types or magnitude of the remediation measures that might be required with respect to such analog SMR operations. Moreover, the historical business records of the Operating Companies (and their predecessors in interest), in particular those relating to such analog SMR operations and related network infrastructure and subscriber equipment and systems, are not believed to be complete. Accordingly, the measures that might be required to assess potential Year 2000 readiness issues affecting the analog SMR businesses conducted by the Operating Companies (such as actual visits to antenna sites to perform a physical inventory and inspect individual items of transmission and reception equipment) and to effect any required remediation of Year 2000 readiness issues discovered may make it uneconomic for the Company to pursue such activities. The Company may instead elect alternative courses of action, such as:

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

     THE RISKS OF THE COMPANY'S YEAR 2000 READINESS CHALLENGES. In light of the progress made to date, the Company does not anticipate delays and postponements in finalizing and implementing Year 2000 readiness resolutions by the end of the third quarter of 1999. Until the Company's renovation and validation phases are substantially complete, however, the Company cannot fully and accurately estimate the uncertainty in resolving timely its Year 2000 readiness challenges or in finalizing and implementing related Year 2000 readiness resolutions. Moreover, any failure by Nextel Communications or by third parties that have a material relationship with the Company to achieve full Year 2000 readiness may be a potential risk if such failure adversely impacts the ability of such parties to provide any products or services that are critical to the Company's operations. Finally, where the Company cannot validate or certify that technology provided by third parties is fully Year 2000 ready, the Company is seeking to obtain assurances from such third parties that their systems are or will be Year 2000 ready no later than the end of the third quarter of 1999. If these third parties fail to address Year 2000 readiness issues appropriately, there could be a materially adverse effect on the Company's financial condition and results of operations. These risks include, but are not limited to:

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

     Significantly, the Company cannot independently assess the impact of Year 2000 readiness risks, and compliance activities and programs involving operators of public switched telecommunications networks ("PSTNs") or other service providers (such as electric utilities). The Company, therefore, must rely on the respective PSTN's and utility provider's estimates of its own Year 2000 readiness and the status of such PSTN's related Year 2000 readiness activities and programs in the Company's own Year 2000 readiness assessment process. The Company has considered that certain of its customers, suppliers and operations located in foreign countries may not be at the same advanced level of awareness or assessment of Year 2000 readiness as their U.S. counterparts, consequently resulting in delays and lag in remediation efforts. Because the Operating Companies' systems are or will be interconnected with PSTNs in their respective countries and are or will be dependent upon the systems of other service providers, any disruption of operations in the computer programs of such PSTNs or service providers would likely have an impact on the Company's network. Moreover, there can be no assurance that that such impact will not have a materially adverse effect on the Company's operations.

     THE COMPANY'S CONTINGENCY PLANS. The Company has not completed all systems and software testing in its critical systems nor has it been advised of the completion of such activities by Nextel Communications or all third party vendors of critical products and services. As a result, the Company has not fully assessed its exposure from potential from failure to be Year 2000 ready. Nextel Communications and the Company are preparing guidelines for addressing Year 2000 readiness contingency plans for external and internal systems should it be determined that contingency plans are necessary. Following testing of the Company's critical systems, the Company will evaluate and possibly create alternative plans designed to address various potential business interruptions that may occur as a result of failure to be Year 2000 ready. Additionally, because contingency plans may also be provided by third parties, the Company will have to assess the development of appropriate alternative solutions presented by any relevant third party to determine its effectiveness and likely impact on the Company's Year 2000 readiness risk profile.

NEXTEL INTERNATIONAL'S FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A VARIETY OF FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM CURRENT BELIEFS

     "SAFE HARBOR" STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. A number of the statements made in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" are not historical or current facts, but deal with potential future circumstances and developments. Those statements are qualified by the inherent risks and uncertainties surrounding expectations generally, and also may differ materially from the Company's actual experience involving any one or more of these matters and subject areas. The Company has attempted to identify, in context, some of the factors that it currently believes may cause actual experience and results to differ from current expectations regarding the relevant matter or subject area. The operation and results of the Company's wireless communications business also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified in the 1998 Form 10-K,
Part I, Item 1, "Business -- Risk Factors," including, but not limited to:

     - general economic conditions in Latin America and Asia and in the market segments that the Company is targeting for its services;

     - the effect of the Brazilian currency devaluation on the economies of the other Latin American economies in which the Company operates;

     - the accuracy of the Company's estimates of the impact of the weakening of currencies in Brazil and the rest of Latin America in general as compared to the U.S. dollar;

     - substantive terms of any international financial aid package that may be made available to any country in which the Operating Companies conduct business, including Brazil;

     - future legislation or regulation by governmental entities in the markets in which the Operating Companies conduct their business;

     - the availability of adequate quantities of system network and subscriber equipment and components to meet the Company's business plans and anticipated customer demand;

     - the impact of the economic conditions in Latin America and Asia and other market conditions on the volatility and availability of equity and debt financing in domestic and international capital markets and the Company's access to sufficient debt and equity financing to meet its operating and financial needs;

     - the successful deployment and performance of Motorola's iDEN(R) technology in the Company's wireless communications networks;

     - the ability to achieve market penetration and average subscriber revenue level sufficient to provide financial viability to the Company's wireless communications business;

     - the Company's ability to accomplish required scale-up of its billing, customer care and similar administrative support systems timely and successfully to keep pace with anticipated customer growth and increased system usage;

     - the quality and price of similar or comparable wireless communications services offered or to be offered by the Company's competitors, including providers of cellular, PCS, other wireless communications services or telecommunications generally;

     - satisfactory identification and completion of Year 2000 software and hardware revisions by the Company and by the entities with which the Company does business; and

     - other risks and uncertainties described from time to time in the Company's reports filed with the Securities and Exchange Commission (the "Commission").

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     A significant portion of Nextel International's operations are financed through senior discount notes and bank and vendor credit facilities that are payable in U.S. dollars. These financial instruments expose the Company to certain market risks, including interest rate risk and foreign currency exchange risk as described below. Because the Company's debt does not require any significant principal payments in the near term, the Company has not enter into any hedging activities to protect itself from foreign currency exchange or interest rate risks.

     To the extent that these financial instruments provide for variable rates of interest, the Company is exposed to interest rate risk, primarily related to potential fluctuations in the U.S. prime rate and LIBOR. These rates are used to determine the interest rates that are applicable to borrowings under the Company's bank and vendor credit facilities.

     The Company's debt is denominated in U.S. dollars, while the Company's revenues are denominated in foreign currencies. Fluctuations in exchange rates relative to the U.S. dollar, primarily that related to the Brazilian real, expose the Company to foreign exchange risk. In order to manage such risks, the Company attempts to protect its revenues and earnings from foreign currency exchange risks by periodically adjusting prices in local currencies and, in some cases, setting such prices in direct relation to the US dollar.

     The Company also holds an available-for-sale investment in the common shares of Clearnet, a publicly traded company, which had a fair value of $110.6 million at March 31, 1999. The investment in common shares of Clearnet is reported at its market value in the Company's financial statements. Negative fluctuations in the stock price of Clearnet exposes the Company to equity price risks. A 10% decline in the stock price would result in a $11.1 million decrease in the fair value of the Company's investment in Clearnet.

     The table below summarizes the Company's sensitivity to market risks associated with fluctuations in foreign currency exchange and interest rates. The table presents principal cash flows by year of maturity for the Company's fixed and variable rate debt obligations. Fair values are determined based on quoted market prices for senior discount notes and carrying value for the bank and vendor credit facilities at March 31, 1999.

                                                                YEAR OF MATURITY
                            -----------------------------------------------------------------------------------------
                                                                                            TOTAL DUE AT
                             2000      2001      2002       2003      2004     THEREAFTER     MATURITY     FAIR VALUE
                            -------   -------   -------   --------   -------   ----------   ------------   ----------
Long-term debt:
Fixed rate................                                                     $1,681,463    $1,681,463     $928,578
Average interest rate.....                                                           12.6%         12.6%
Variable rate.............  $30,751   $66,956   $77,332   $107,332   $26,205   $       --    $  308,576     $308,576
Average interest rate.....      9.4%      9.7%      9.7%       9.4%     10.3%                       9.6%

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS.

     The Company and/or the Operating Companies are involved in certain legal proceedings as described in the Company's 1998 Form 10-K. During the three months ended March 31, 1999, there were no material changes in the status of or developments regarding such legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) List of Exhibits.

EXHIBIT NO.                             EXHIBIT DESCRIPTION
-----------                             -------------------
   10.1             Memorandum of Understanding and Senior Secured Facility Term
                    Sheet dated May 3, 1999.
    *27             Financial Data Schedule.

---------------
* Submitted only with the electronic filing of this document with the Commission pursuant to Regulation S-T under the Securities Act.

     (b) Reports on Form 8-K.

     The Company filed the following Current Reports on Form 8-K during the quarter ended March 31, 1999:

         (i) Current Report on Form 8-K, dated and filed with the Commission on January 19, 1999, reporting certain management changes.

        (ii) Current Report on Form 8-K, dated and filed with the Commission on February 19, 1999, reporting (a) the execution of the International Motorola Financing Facility and (b) the anticipated impact of the devaluation of the Brazilian real on the Company.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NEXTEL INTERNATIONAL, INC.

                                          BY:     /s/ BYRON R. SILIEZAR
                                            ------------------------------------
                                                     Byron R. Siliezar
                                             Vice President and Chief Financial
                                                           Officer

May 14, 1999

                                 EXHIBIT INDEX

EXHIBIT NO.                             EXHIBIT DESCRIPTION
-----------                             -------------------
   10.1             Memorandum of Understanding and Senior Secured Facility Term
                    Sheet dated May 3, 1999.
    *27             Financial Data Schedule.

---------------
* Submitted only with the electronic filing of this document with the Commission pursuant to Regulation S-T under the Securities Act of 1933, as amended.