Form 10-Q
period 1999-06-30
NEXTEL INTERNATIONAL INC
filed 1999-08-16
CIK 1037016

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 333-26649

                           NEXTEL INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                WASHINGTON                                91-167-1412
      (State or other jurisdiction of                  (I.R.S.  Employer
      incorporation or organization)                  Identification No.)

2001 EDMUND HALLEY DRIVE, RESTON, VIRGINIA                   20191
 (Address of principal executive offices)                 (Zip Code)


       Registrant's telephone number, including area code: (703) 433-4000

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:

                                               NUMBER OF SHARES OUTSTANDING
                TITLE OF CLASS                        ON AUGUST 2, 1999
                --------------                        -----------------

         Common Stock, no par value                        36,544,293

                   NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        PAGE NO.
                                                                        --------

PART I--FINANCIAL INFORMATION.
   Item 1.  Financial Statements--Unaudited                                3
      Condensed Consolidated Balance Sheets--As of
         June 30, 1999 and December 31, 1998                               3
      Condensed Consolidated Statements of Operations and
         Comprehensive Loss--For the Three Months
         and Six Months Ended June 30, 1999 and 1998                       5
      Condensed Consolidated Statement of Stockholders'
         (Deficit) Equity--For the Six Months Ended
         June 30, 1999                                                     6
      Condensed Consolidated Statements of Cash Flows--For the
         Six Months Ended June 30, 1999 and 1998                           7
      Notes to Condensed Consolidated Financial Statements                 8
   Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                 11
   Item 3.  Quantitative and Qualitative Disclosures about Market Risk    24
PART II--OTHER INFORMATION.
   Item 1.  Legal Proceedings                                             25
   Item 2.  Changes in Securities                                         25
   Item 6.  Exhibits and Reports on Form 8-K                              25

                                                          PART I

ITEM 1.  FINANCIAL STATEMENTS--UNAUDITED.

                   NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    (A SUBSTANTIALLY WHOLLY OWNED SUBSIDIARY OF NEXTEL COMMUNICATIONS, INC.)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1999 AND DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)
                                    UNAUDITED

                                                           JUNE 30,        DECEMBER 31,
                                                             1999              1998
                                                         ----------        ----------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents (of which $46,000
      and $17,000 is restricted)                         $  141,187        $  121,116
   Accounts receivable, less allowance for
      doubtful accounts of $10,384 and $6,391                24,302            35,247
   Subscriber equipment and accessory inventory              14,142            31,914
   Prepaid and other                                         20,232            23,902
                                                         ----------        ----------
      Total current assets                                  199,863           212,179
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
   depreciation of $61,234 and $25,773                      508,587           530,571
INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES,
   at cost less equity in net losses
   of $29,387 and $17,867                                   151,262           134,691
INTANGIBLE ASSETS, net of accumulated
   amortization of $49,082 and $42,483                      471,759           552,419
INVESTMENTS AND OTHER ASSETS                                221,714           171,276
                                                         ----------        ----------
                                                         $1,553,185        $1,601,136
                                                         ==========        ==========



                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
    Accounts payable, accrued expenses
       and other                                         $  116,214        $  130,585
    Due to parent                                             8,809               --
    Notes payable and current portion of
       long-term debt                                           711             2,061
                                                         ----------        ----------
    Total current liabilities                               125,734           132,646
LONG-TERM DEBT                                            1,461,447         1,254,882
DEFERRED INCOME TAXES                                        83,376            90,194
                                                         ----------        ----------
       Total liabilities                                  1,670,557         1,477,722
                                                         ----------        ----------



                                                                        1999                 1998
                                                                        ----                 ----

         MINORITY INTEREST                                              22,620              27,516
         STOCKHOLDERS' (DEFICIT) EQUITY:
            Series A exchangeable redeemable preferred
               stock, accreted liquidation preference
               of $220,153 (2,500 shares authorized,
               $10.00 par value, 1,988.86 and 988.86
               shares issued and outstanding, respectively)            198,886              98,886
            Series B redeemable preferred stock
               (5,000 shares authorized, $10.00
               par value, no shares issued and outstanding)                 --                  --
            Common stock (73,000,000 shares authorized,
               no par value, 36,544,293 and 36,523,679
               shares issued and outstanding, respectively)            396,684             396,574
            Accumulated deficit                                       (607,832)           (339,824)
            Accumulated other comprehensive loss                      (127,730)            (59,738)
                                                                   -----------         -----------
               Total stockholders' (deficit) equity                   (139,992)             95,898
                                                                   -----------         -----------
                                                                   $ 1,553,185         $ 1,601,136
                                                                   ===========         ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    (A SUBSTANTIALLY WHOLLY OWNED SUBSIDIARY OF NEXTEL COMMUNICATIONS, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    UNAUDITED

                                                             THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                  JUNE 30,                                  JUNE 30,
                                                     ---------------------------------         ---------------------------------
                                                           1999               1998                  1999               1998
                                                           ----               ----                  ----               ----
     OPERATING REVENUES                              $     21,899         $      9,189         $     41,760               17,747
                                                     ------------         ------------         ------------         ------------

     OPERATING EXPENSES
        Cost of revenues                                    9,106                3,444               18,072                6,996
        Selling, general and administrative                59,337               24,752              116,222               39,979
        Depreciation and amortization                      28,468               10,723               51,882               19,915
                                                     ------------         ------------         ------------         ------------
                                                           96,911               38,919              186,176               66,890
                                                     ------------         ------------         ------------         ------------
     OPERATING LOSS                                       (75,012)             (29,730)            (144,416)             (49,143)
                                                     ------------         ------------         ------------         ------------
     OTHER INCOME (EXPENSE)
        Interest income                                     1,289                5,081                2,827                9,405
        Interest expense                                  (43,526)             (25,417)             (82,220)             (44,385)
        Loss from equity method investments                (6,869)                (882)             (11,520)              (2,196)
        Foreign currency transaction gain
           (loss) and other, net                           20,294               (3,359)             (45,539)              (2,161)
        Minority interest                                   1,258                2,319               13,299                3,549
                                                     ------------         ------------         ------------         ------------
                                                          (27,554)             (22,258)            (123,153)             (35,788)
                                                     ------------         ------------         ------------         ------------
     LOSS BEFORE INCOME TAX (provision)
        benefit                                          (102,566)             (51,988)            (267,569)             (84,931)
     INCOME TAX (provision) benefit                          (160)               6,178                 (439)              10,552
                                                     ------------         ------------         ------------         ------------
     NET LOSS                                            (102,726)             (45,810)            (268,008)             (74,379)
     OTHER COMPREHENSIVE (LOSS) INCOME:
        Unrealized gain (loss) on
           available-for-sale securities, net
           of tax                                           1,956              (21,414)              42,087              (14,903)
        Foreign currency translation
           adjustment                                      29,018               (5,442)            (110,079)              (8,912)
                                                     ------------         ------------         ------------         ------------
     COMPREHENSIVE LOSS                              $    (71,752)        $    (72,666)        $   (336,000)        $    (98,194)
                                                     ============         ============         ============         ============
     NET LOSS PER COMMON SHARE, BASIC AND
        DILUTED                                      $      (2.81)        $      (1.26)        $      (7.34)        $      (2.04)
                                                     ============         ============         ============         ============
     WEIGHTED AVERAGE NUMBER OF COMMON
        SHARES OUTSTANDING                             36,540,870           36,500,000           36,532,377           36,500,000
                                                     ============         ============         ============         ============




The accompanying notes are an integral part of these condensed consolidated financial statements.

                   NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    (A SUBSTANTIALLY WHOLLY OWNED SUBSIDIARY OF NEXTEL COMMUNICATIONS, INC.)

       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                             (DOLLARS IN THOUSANDS)
                                    UNAUDITED

                                           SERIES A                  SERIES B
                                        PREFERRED STOCK          PREFERRED STOCK            COMMON STOCK          ACCUMULATED
                                        ---------------          ---------------            ------------
                                      SHARES       AMOUNT       SHARES     AMOUNT         SHARES      AMOUNT         DEFICIT
                                      ------       ------       ------     ------         ------      ------       -----------

BALANCE, January 1, 1999                988.86      $98,886        --        $--        36,523,679    $396,574     $(339,824)
   Issuance of Series A preferred
     stock to parent                  1,000.00      100,000
   Issuance of common stock upon
     exercise of stock options              --           --        --         --            20,614         110            --
   Unrealized gain on investments           --           --        --         --                --          --            --
   Cumulative translation  adjustment       --           --        --         --                --          --            --
   Net loss                                 --           --        --         --                --          --      (268,008)
                                      --------     --------       ---        ---        ----------    --------     ----------
BALANCE, June 30, 1999                1,988.86     $198,886        --        $--        36,544,293    $396,684     $(607,832)
                                      ========     ========       ===        ===        ==========    ========     ==========






                                                             ACCUMULATED OTHER
                                                        COMPREHENSIVE (LOSS) INCOME
                                                        ---------------------------
                                          UNREALIZED
                                            GAIN                  CUMULATIVE
                                          (LOSS) ON              TRANSLATION
                                         INVESTMENTS              ADJUSTMENT            TOTAL
                                         -----------             -----------            -----

BALANCE, January 1, 1999                 $ (35,688)             $ (24,050)          $  95,898
   Issuance of Series A preferred
     stock to parent                                                                  100,000
   Issuance of common stock upon
     exercise of stock options                                                            110
   Unrealized gain on investments           42,087                     --              42,087
   Cumulative translation  adjustment           --               (110,079)           (110,079)
   Net loss                                     --                     --            (268,008)
                                            ------                -------             -------
BALANCE, June 30, 1999                   $   6,399              $(134,129)          $(139,992)
                                            ======                =======             =======


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    (A SUBSTANTIALLY WHOLLY OWNED SUBSIDIARY OF NEXTEL COMMUNICATIONS, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)
                                    UNAUDITED

                                                              1999            1998
                                                              ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                $(268,008)     $ (74,379)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Depreciation and amortization                            51,882         19,915
     Loss on write-off of assets                               6,898             --
     Foreign currency transaction loss                        45,864             --
     Interest accretion on long-term debt,
       net of capitalization                                  65,332         41,909
     Provision for losses on accounts receivable              22,377          2,523
     Loss from equity method investments                      11,520          2,196
     Deferred income taxes                                        --        (12,896)
     Minority interest                                       (13,299)        (3,549)
     Change in current assets and liabilities:
        Accounts receivable                                  (11,432)        (5,097)
        Subscriber equipment inventory                        17,772        (18,763)
        Prepaid and other                                      3,670         (4,300)
        Accounts payable, accrued expenses and other         (31,312)        19,215
     Change in other assets                                    7,644        (27,464)
                                                           ---------      ---------
   Net cash used in operating activities                     (91,092)       (60,690)
                                                           ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                      (86,906)      (217,759)
   Purchase of marketable securities                              --         (6,812)
   Proceeds from sale of marketable securities                    --        131,222
   Business acquisitions, net of cash acquired                    --        (67,251)
   Investments in unconsolidated subsidiaries, net           (31,584)       (61,799)
                                                           ---------      ---------
   Net cash used in investing activities                    (118,490)      (222,399)
                                                           ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments to parent, net                                  (4,769)        (8,254)
   Capital contributions from minority stockholders            8,513          6,164
   Proceeds from issuance of preferred stock to parent       100,000          8,254
   Net proceeds from issuance of and borrowings
      under long-term debt                                   142,107        452,045
   Repayment of long-term debt                               (16,198)        (1,340)
                                                           ---------      ---------
   Net cash provided by financing activities                 229,653        456,869
                                                           ---------      ---------
INCREASE IN CASH AND CASH EQUIVALENTS                         20,071        173,780
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               121,116        159,790
                                                           ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 141,187      $ 333,570
                                                           =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                  $   2,559      $      --
                                                           =========      =========
   Cash paid for income taxes                              $      --      $   1,685
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

NOTE 1--BASIS OF PRESENTATION

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

         CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 1999 and December 31, 1998, approximately $46 million and $17 million, respectively, of cash and cash equivalents were restricted by debt covenants for required capital contributions to certain subsidiaries.

         ESMR NETWORK EQUIPMENT AND ACCESSORY SALES AND RELATED COSTS: The loss generated from the sale or lease of subscriber units used in the Company's digital enhanced specialized mobile radio ("ESMR") network business primarily results from the Company's subsidy of digital subscriber units and represents a marketing cost. Equipment sales revenue and related cost of sales of digital subscriber units and related accessories, including current period order fulfillment and installation related expenses, are classified within selling, general and administrative expenses as follows (dollars in thousands):

                                    SIX MONTHS ENDED           THREE MONTHS ENDED
                                        JUNE 30,                     JUNE 30,
                                 ----------------------      ----------------------
                                   1999          1998          1999          1998
                                   ----          ----          ----          ----
     Equipment sales             $ 10,388      $  1,496      $  4,229      $  1,496
     Cost of equipment sales       23,854         1,865        11,546         1,865
                                 --------      --------      --------      --------
                                 $(13,466)     $   (369)     $ (7,317)     $   (369)
                                 ========      ========      ========      ========

         SUPPLEMENTAL CASH FLOW INFORMATION: For the six months ended June 30, 1999, the Company purchased $9.3 million of infrastructure equipment financed through its vendor credit facilities.

         REVENUE RECOGNITION: The Company recognizes revenue for airtime and other services over the period earned, net of credits and adjustments and revenue from sales of equipment when the equipment is delivered. The cost of customer discounts and rebates are recorded when the related revenues are recognized. The company establishes an allowance for doubtful accounts sufficient to cover probable losses.

NOTE 2--SIGNIFICANT EVENTS AND TRANSACTIONS

         BRAZIL CURRENCY CHANGE: During the quarter ended March 31, 1999, the Brazilian currency devalued relative to the U.S. dollar, resulting in the Company recording a pre-tax charge of approximately $45.1 million on its Consolidated Statement of Operations for the quarter ended March 31, 1999. During the quarter ended June 30, 1999, the value of the Brazilian currency strengthened relative to the U.S. dollar, as compared to the value of the Brazilian currency in the quarter ended March 31, 1999. Because of this strengthening, the Company recorded a pre-tax gain of approximately $20.8 million on its Consolidated Statement of Operations for the quarter ended June 30, 1999. Additionally, the Company recorded a positive cumulative translation adjustment on its Balance Sheet as of June 30, 1999 related to the strengthening of the

Brazilian currency during the quarter ended June 30, 1999, of approximately $28.8 million based on the exchange rate as of the end of the second quarter of 1999, which is reflected as an adjustment to the cumulative translation adjustment account within stockholders' deficit on the Company's Balance Sheet. During the quarter ended March 31, 1999, the Company recorded a negative cumulative translation adjustment within stockholder's deficit on its Balance Sheet of $136.1 million.

         INTERNATIONAL MOTOROLA FINANCING FACILITY: In February 1999, the Company and Motorola Credit Corporation ("Motorola Credit") entered into definitive agreements that established the terms and conditions under which Motorola Credit agreed to provide equipment financing to the Company and certain Operating Companies (the "International Motorola Financing Facility"). On June 18, 1999, the Company made a $23.8 million drawdown under the International Motorola Financing Facility to repay the $14.7 million outstanding under the previously existing facility (the "Philippines Motorola Financing") between Motorola Credit and Infocom Communications Network, Inc. ("Nextel Philippines") and to reimburse the Company $8.6 million for having repaid the bridge financing facility (the "Philippines Motorola Bridge Financing") between Motorola Credit and the Company for the benefit of Nextel Philippines in February 1999. The availability of borrowings under the International Motorola Financing Facility are subject to the satisfaction or waiver of certain applicable borrowing conditions. As of June 30, 1999, approximately $133.2 million had been borrowed under the International Motorola Financing Facility, including the entire $100.0 million of reimbursement loans relating to the purchase of equipment and related services by or for the benefit of certain Operating Companies, and $91.8 million remained available for borrowing.

         ARGENTINA CREDIT FACILITY: On May 12, 1999, Nextel Argentina and the lenders under the Argentina Credit Facility agreed to certain amendments to the Argentina Credit Facility modifying certain covenants for future quarters (the "Argentina Amendments"). The Argentina Amendments became effective on May 26, 1999.

         As a result of the Argentina Amendments, the Company has entered into a new capital subscription agreement that requires equity of $83.5 million to be contributed to Nextel Argentina during 1999, $85 million during 2000, $19.5 million during 2001 and $49.5 million during the first nine months of 2002. Concurrently with the execution of the Argentina Amendments, Motorola Credit agreed to provide up to $50 million in loans to Nextel Argentina as incremental loans under the Argentina Credit Facility for purchases of qualifying iDEN(R) equipment and related services (the "Motorola Argentina Incremental Facility").

         ISSUANCE OF PREFERRED STOCK: On May 13, 1999, the Company received $100 million in proceeds from the issuance of 1,000 shares of its Series A Exchangeable Redeemable Preferred Stock, par value $10.00 per share (the "Series A Preferred Stock") to a wholly owned subsidiary of Nextel Communications.

         MOTOROLA INCREMENTAL FACILITY COMMITMENT: On May 3, 1999, Nextel Communications, Nextel International and Motorola Credit entered into a memorandum of understanding and term sheet (the "Motorola Incremental Facility Commitment") regarding the terms and conditions under which Motorola Credit will provide a $56.6 million secured credit facility to the Company (the "International Motorola Incremental Facility").

         Under the Motorola Incremental Facility Commitment, Motorola Credit agreed to provide up to $56.6 million in incremental term loans to the Company for working capital purposes. Loans under the International Motorola Incremental Facility will mature December 31, 2001 and will bear interest at variable rates based upon either the U.S. prime rate or LIBOR. Loans under the International Motorola Incremental Facility will be secured by a pledge of all of the shares of stock of Clearnet Communications, Inc. held by the Company.

         The availability of the loans under the International Motorola Incremental Facility is subject to a number of conditions, including the negotiation, execution and delivery of definitive agreements and the completion by Motorola Credit of its due diligence review of the Company. The parties currently contemplate entering into definitive agreements implementing the terms of the Motorola Incremental Facility Commitment during the third quarter of 1999.

         BRAZIL OWNERSHIP: On January 30, 1997, the Company purchased 81% of the outstanding capital stock of McCaw International (Brazil) Ltd. ("MIBL") from Telcom Ventures, LLC and various affiliated and unaffiliated investors (collectively, the "Founders Group"). MIBL owns 95% of the ownership interest in Nextel, S.A. (Brazil) ("Nextel Brazil"), the principal Operating Company in Brazil. Pursuant to the definitive agreements entered into in connection with the Company's original investment in MIBL, the Company was required to fund 100% of MIBL's capital requirements until April 29, 1999, at which time the Founders Group, acting through Telcom Ventures, LLC, was required either to contribute its pro rata share of capital contributions made to MIBL (plus accrued interest) since the Company's original investment, or to accept the resulting dilution of its ownership interest. The Founders Group did not make payment of such pro rata share of capital contributions as provided in the definitive agreements. Consequently, the Company's capital contributions to MIBL through April 29, 1999 have increased the Company's ownership interest in MIBL to approximately 92% of contributed capital and have diluted the ownership interest of the Founders Group in MIBL to approximately 8% of contributed capital. This, in turn, has increased the Company's ownership interest in Nextel Brazil (through MIBL) to approximately 88%. Telcom Ventures, LLC has disputed its reduction in ownership interest in MIBL.

NOTE 3--SEGMENT INFORMATION

        Nextel International has four reportable operating segments: 1) McCaw International (Brazil), Ltd. ("Nextel Brazil"), 2) Nextel Argentina, 3) Nextel Mexico and 4) Nextel Peru. The operations of all other businesses that fall below the reporting thresholds are included in the "Corporate and Other" segment below and include all corporate entities, including those holding equity investments in Nextel Philippines and Nexnet.

         The Company's reportable segments reflect the Company's geographic focus and are defined as operating segments immediately subsequent to the Company obtaining a controlling interest in the entity. Management evaluates performance of these segments based on EBITDA, which is calculated as earnings before interest, taxes, depreciation and amortization and other non-recurring charges. The accounting policies for each segment are the same as those described in the summary of significant accounting policies. Intercompany eliminations have been included in Corporate and Other.

                                   NEXTEL        NEXTEL         NEXTEL        NEXTEL      CORPORATE
                                   BRAZIL       ARGENTINA       MEXICO         PERU       AND OTHER   CONSOLIDATED
                                   ------       ---------       ------        ------      ---------   ------------
                                                                  (DOLLARS IN THOUSANDS)
FOR THE SIX MONTHS ENDED
  JUNE 30, 1999
  -------------
      (UNAUDITED)
Operating revenues                $ 16,043      $ 15,874      $  8,862      $    981      $      0     $  41,760
                                  ========      ========      ========      =========     ========     =========
EBITDA                            $(39,242)     $(23,792)     $(15,037)     $ (6,501)     $ (7,962)    $ (92,534)
Depreciation and amortization       19,699        13,383        12,313         2,135         4,352        51,882
                                  --------      --------      --------      --------      --------     ---------
Operating loss                    $(58,941)     $(37,175)     $(27,350)     $ (8,636)     $(12,314)    $(144,416)
                                  ========      ========      ========      =========     ========     =========
Capital expenditures              $ 24,353      $ 39,270      $ 15,096      $ 10,352      $  7,111     $  96,182
                                  ========      ========      ========      =========     ========     =========


                                   NEXTEL        NEXTEL         NEXTEL        NEXTEL      CORPORATE
                                   BRAZIL       ARGENTINA       MEXICO         PERU       AND OTHER   CONSOLIDATED
                                   ------       ---------       ------        ------      ---------   ------------
                                                                  (DOLLARS IN THOUSANDS)
FOR THE SIX MONTHS ENDED
  JUNE 30, 1998
  -------------
      (UNAUDITED)
Operating revenues                $  6,841      $  3,642      $  6,269      $    995      $      0     $  17,747
                                  ========      ========      ========      ========      ========     =========

EBITDA                            $(14,629)     $ (8,746)     $   (246)     $   (488)     $ (5,119)    $ (29,228)
Depreciation and amortization        8,716         3,371         6,997           424           407        19,915
                                  --------      --------      --------      --------      --------     ---------
Operating loss                    $(23,345)     $(12,117)     $ (7,243)     $   (912)     $ (5,526)    $ (49,143)
                                  ========      ========      ========      ========      ========     =========
Capital expenditures              $ 68,024      $ 89,609      $ 60,088      $  9,568      $ 10,759     $ 238,048
                                  ========      ========      ========      ========      ========     =========

                                   NEXTEL        NEXTEL         NEXTEL        NEXTEL      CORPORATE
                                   BRAZIL       ARGENTINA       MEXICO         PERU       AND OTHER   CONSOLIDATED
                                   ------       ---------       ------        ------      ---------   ------------
                                                                  (DOLLARS IN THOUSANDS)
FOR THE THREE MONTHS ENDED
  JUNE 30, 1999
  -------------
      (UNAUDITED)
Operating revenues                $  7,491      $  8,864     $   5,021      $    523      $      0     $  21,899
                                  ========      ========     =========      ========      ========     =========
 EBITDA                           $(18,176)     $(13,655)    $  (6,599)     $ (3,367)     $ (4,747)    $ (46,544)
 Depreciation and amortization      11,015         6,961         6,366         1,538         2,588        28,468
                                  --------      --------     ---------      --------      --------     ---------
 Operating loss                   $(29,191)     $(20,616)    $ (12,965)     $ (4,905)     $ (7,335)    $ (75,012)
                                  ========      ========     =========      ========      ========     =========


                                   NEXTEL        NEXTEL         NEXTEL        NEXTEL      CORPORATE
                                   BRAZIL       ARGENTINA       MEXICO         PERU       AND OTHER   CONSOLIDATED
                                   ------       ---------       ------        ------      ---------   ------------
                                                                  (DOLLARS IN THOUSANDS)
FOR THE THREE MONTHS ENDED
  JUNE 30, 1998
  -------------
      (UNAUDITED)
Operating revenues                $  3,307      $  2,209      $  3,121      $    552      $      0     $   9,189
                                  ========      ========      ========      ========      ========     =========
EBITDA                            $ (8,590)     $ (6,637)     $   (406)     $   (488)     $ (2,886)    $ (19,007)
Depreciation and amortization        4,512         1,991         3,601           294           325        10,723
                                  -------       --------      --------      --------      --------     ---------
Operating loss                    $(13,102)     $ (8,628)     $ (4,007)     $   (782)     $ (3,211)    $ (29,730)
                                  ========      ========      ========      ========      ========     =========


                             NEXTEL        NEXTEL        NEXTEL        NEXTEL      CORPORATE
                             BRAZIL       ARGENTINA      MEXICO         PERU       AND OTHER   CONSOLIDATED
                             ------       ---------      ------         ----       ---------   ------------
                                                         (DOLLARS IN THOUSANDS)
AS OF JUNE 30, 1999
-------------------
      (UNAUDITED)
     Long-lived assets       215,055       130,786       109,694        49,734         3,318       508,587
     Total Assets            405,776       244,948       373,918        71,390       457,153     1,553,185

                             NEXTEL        NEXTEL        NEXTEL        NEXTEL      CORPORATE
                             BRAZIL       ARGENTINA      MEXICO         PERU       AND OTHER   CONSOLIDATED
                             ------       ---------      ------         ----       ---------   ------------
                                                         (DOLLARS IN THOUSANDS)
AS OF DECEMBER 31, 1998
-----------------------
     Long-lived assets       497,914       200,808       342,120        40,825       282,496     1,364,163
     Total assets            579,429       237,542       377,952        62,434       343,779     1,601,136

NOTE 4--SUBSEQUENT EVENTS

         SHANGHAI, PEOPLE'S REPUBLIC OF CHINA: In September 1998, China United Telecommunications Limited ("Unicom") advised Shanghai CCT McCaw Telecommunications Systems Co., Ltd. ("Shanghai CCT McCaw") and Shanghai CCT McCaw's shareholders that, pursuant to a new policy of the Chinese government, Unicom was no longer permitted to enter into any new contracts for projects if financing for that project involved indirect investments by foreign investors.

         Shanghai CCT McCaw received a letter dated July 26, 1999 from Unicom (the "Unicom Letter") which generally referenced, among other things, "applicable Chinese laws and regulations" and advised Shanghai CCT McCaw that it had been requested by the Chinese regulatory authorities to terminate the cooperative project with Shanghai CCT McCaw because it utilized a certain financing structure and requested that the parties commence negotiations to deal with matters related to such prospective termination. The Company is analyzing the Unicom Letter and conferring with its partners in Shanghai CCT McCaw as to an appropriate response and course of action. The ultimate resolution may change the relationships among the parties and/or may impose restrictions on the Company pursuant to any new, as yet unpublished regulations, any of which may have a material adverse effect on Shanghai CCT McCaw's interest in the Shanghai GSM System and the value of the Company's investment in Shanghai CCT McCaw. The Company's carrying value of its minority interest in Shanghai CCT McCaw is approximately $13.7 million as of June 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The following discussion of the consolidated financial condition and results of operations of Nextel International, Inc. ("Nextel International" or the "Company"), an indirect, substantially wholly owned subsidiary of Nextel Communications, Inc. ("Nextel Communications"), for the six-month and three-month periods ended June 30, 1999 and 1998 should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto appearing elsewhere in Part I of this report and with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 ("1998 Form 10-K").

         Nextel International, through its operating subsidiaries and affiliates, provides wireless communications services in five of the largest cities in Latin America and three of the largest cities in Asia. As of June 30, 1999, the Company's markets covered approximately 373 million people, approximately 131 million of which were in Latin America. On a proportionate basis, based on the Company's ownership interests as of June 30, 1999, the Company's markets covered approximately 180 million people, approximately 120 million of which were in Latin America. Nextel International is the largest specialized mobile radio ("SMR") service provider in Brazil and Mexico, and also holds the largest SMR channel position in Argentina.

         The Company's strategy is focused on using its SMR channel positions in its principal markets, together with Nextel Communications' experience and supplier relationships, to upgrade its services from analog dispatch to digital enhanced specialized mobile radio ("ESMR") services and to continue to build out its ESMR networks in its principal markets. The Company uses "iDEN(R)" (integrated Digital Enhanced Network) technology developed by Motorola, Inc. ("Motorola") to provide its ESMR services. The Company, through its operating subsidiaries or affiliates, launched commercial ESMR service under the brand name "Nextel(TM)" in Sao Paulo and Buenos Aires in the second quarter of 1998, Rio de Janeiro, Manila and Mexico City in the third quarter of 1998 and Rosario, Argentina in the fourth quarter of 1998. Additionally, the Company's Japanese affiliate, Nexnet Co., Ltd. ("Nexnet," formerly J-Com Co., Ltd., an entity organized under the laws of Japan), introduced a multi-functional commercial ESMR service under the brand name "NEXNET(TM)" in the Kanto region of Japan (which includes Tokyo) in the second half of 1998. On June 25, 1999, the Company launched commercial ESMR service in Lima, Peru after receiving interconnect approval from local regulators. See 1998 Form 10-K, Part I, Item 1, "The Company's Operations and Investments."

         The Company owns majority controlling interests in wireless communications services companies in Brazil, Mexico, Argentina and Peru and owns equity interests and participates in the management of wireless communications services companies in the Philippines and Japan. In addition, the Company owns approximately 15.4% of the equity interest in Clearnet Communications Inc., a Canadian wireless communications services company ("Clearnet"), and has a contractual right through its Chinese joint venture to receive approximately 12.1% of the profits generated by a Global System for Mobile communications ("GSM") network in Shanghai, China (the "Shanghai GSM System"). The wireless communications services companies that the Company owns or in which it has interests and the right to receive profits in the Shanghai GSM System are referred to herein as the "Operating Companies." The Company does not actively participate in the day-to-day management or in the formulation of the business plans or policies of Clearnet or the Shanghai GSM System.

         As of June 30, 1999, Nextel's proportionate share of international digital subscriber units in service, based on its ownership interests in the Operating Companies, was estimated to be approximately 248,700, which includes total digital subscriber units (comprised of ESMR, personal communications services ("PCS") and GSM units) on networks currently in operation in Argentina, Brazil, Canada, Japan, Mexico, the Philippines and Shanghai, China. As of June 30, 1999, total international digital subscriber units in service for the Operating Companies was estimated to be approximately 852,500.

FISCAL QUARTER TRANSACTIONS AND DEVELOPMENTS

         INTERNATIONAL MOTOROLA FINANCING FACILITY. In February 1999, the Company and Motorola Credit Corporation ("Motorola Credit") entered into definitive agreements that established the terms and conditions under which Motorola Credit agreed to provide equipment financing to the Company and certain Operating Companies (the "International Motorola Financing Facility"). On June 18, 1999, the Company made a $23.8 million drawdown under the International Motorola Financing Facility to repay the $14.7 million outstanding under the previously existing facility (the "Philippines Motorola Financing") between Motorola Credit and Infocom Communications Network, Inc. ("Nextel Philippines") and to reimburse the Company $8.6 million for having repaid the bridge financing facility (the "Philippines Motorola Bridge Financing") between Motorola Credit and the Company for the benefit of Nextel Philippines in February 1999. The availability of borrowings under the International Motorola Financing Facility are subject to the satisfaction or waiver of certain applicable borrowing conditions. See "--Nextel International's Forward-Looking Statements are Subject to a Variety of Factors that Could Cause Actual Results to Differ Materially from Current Beliefs."

         BRAZIL CURRENCY CHANGE. During the quarter ended March 31, 1999, the Brazilian currency devalued relative to the U.S. dollar, resulting in the Company recording a pre-tax charge of approximately $45.1 million on its Consolidated Statement of Operations for the quarter ended March 31, 1999. During the quarter ended June 30, 1999, the value of the Brazilian currency strengthened as compared to the value of the Brazilian currency during the quarter ended March 31, 1999. Because of this strengthening, the Company recorded a pre-tax gain of approximately $20.8 million on its Consolidated Statement of Operations for the quarter ended June 30, 1999. Additionally, the Company recorded a positive cumulative translation adjustment on its Balance Sheet as of June 30, 1999, primarily related to the strengthening of the Brazilian currency during the quarter ended June 30, 1999, of approximately $28.8 million based on the exchange rate as of the end of the second quarter of 1999, which is reflected as an adjustment to the cumulative translation adjustment account within stockholders' deficit on the Company's Balance Sheet. During the quarter ended March 31, 1999, the Company recorded a negative cumulative translation adjustment within stockholders' deficit on its Balance Sheet of $136.1 million.

         The Company cannot predict what other effects the volatility of the Brazilian currency will have on its results of operation and the value of its investments in Brazil. Currency fluctuations could have significant effects on the Company's results of operations due to, among other things, (i) a change in the amount in the Brazilian currency that the Company's Brazilian subsidiaries will have to pay for U.S. dollar-denominated purchases of certain equipment and services; (ii) the Company's U.S. dollar-converted revenue stream from its Brazilian subsidiaries; and (iii) the impact of currency fluctuations on the Brazilian economy, and on the economies of the other Latin American countries in which the Operating Companies conduct business. See "--Nextel International's Forward-Looking Statements are Subject to a Variety of Factors that Could Cause Actual Results to Differ Materially from Current Beliefs" and 1998 Form 10-K,
Item 1, "Business--Risk Factors--Nextel is subject to fluctuations in currency rates."

         ARGENTINA CREDIT FACILITY. On May 12, 1999, Nextel Argentina and the lenders under the Argentina Credit Facility agreed to certain amendments to the Argentina Credit Facility modifying certain covenants for future quarters (the "Argentina Amendments"). The Argentina Amendments became effective on May 26, 1999.

         As a result of the Argentina Amendments, the Company has entered into a new capital subscription agreement that requires equity of $83.5 million to be contributed to Nextel Argentina during 1999, $85 million during 2000, $19.5 million during 2001 and $49.5 million during the first nine months of 2002. Concurrently with the execution of the Argentina Amendments, Motorola Credit agreed to provide up to $50 million in loans to Nextel Argentina as incremental loans under the Argentina Credit Facility for purchases of qualifying iDEN(R) equipment and related services (the "Motorola Argentina Incremental Facility").

         ISSUANCE OF PREFERRED STOCK. On May 13, 1999, the Company received $100 million in proceeds from the issuance of 1,000 shares of its Series A Exchangeable Redeemable Preferred Stock, par value $10.00 per share (the "Series A Preferred Stock"), to a wholly owned subsidiary of Nextel Communications (the "Preferred Stock Issuance").

         MOTOROLA INCREMENTAL FACILITY COMMITMENT. On May 3, 1999, Nextel Communications, Nextel International and Motorola Credit entered into a memorandum of understanding and term sheet (the "Motorola Incremental Facility Commitment") regarding the terms and conditions under which Motorola Credit will provide a $56.6 million secured credit facility to the Company (the "International Motorola Incremental Facility").

         Under the Motorola Incremental Facility Commitment, Motorola Credit agreed to provide up to $56.6 million in incremental term loans to the Company for working capital purposes. Loans under the International Motorola Incremental Facility will mature December 31, 2001 and will bear interest at variable rates based upon either the U.S. prime rate or LIBOR. Loans under the International Motorola Incremental Facility will be secured a pledge of all of the shares of stock of Clearnet Communications, Inc. held by the Company.

         The availability of the loans under the International Motorola Incremental Facility is subject to a number of conditions, including the negotiation, execution and delivery of definitive agreements and the completion by Motorola Credit of its due diligence review of the Company. The parties currently contemplate negotiating and entering into definitive agreements implementing the terms of the Motorola Incremental Facility Commitment during the third quarter of 1999. See "--Nextel International's Forward-Looking Statements are Subject to a Variety of Factors that Could Cause Actual Results to Differ Materially from Current Beliefs."

         SHANGHAI, PEOPLE'S REPUBLIC OF CHINA: In September 1998, China United Telecommunications Limited ("Unicom") advised Shanghai CCT McCaw Telecommunications Systems Co., Ltd. ("Shanghai CCT McCaw") and Shanghai CCT McCaw's shareholders that, pursuant to a new policy of the Chinese government, Unicom was no longer permitted to enter into any new contracts for projects if financing for that project involved indirect investments by foreign investors.

         Shanghai CCT McCaw received a letter dated July 26, 1999 from Unicom (the "Unicom Letter") which generally referenced, among other things, "applicable Chinese laws and regulations" and advised Shanghai CCT McCaw that it had been requested by the Chinese regulatory authorities to terminate the cooperative project with Shanghai CCT McCaw because it utilized a certain financing structure and requested that the parties commence negotiations to deal with matters related to such prospective termination. The Company is analyzing the Unicom Letter and conferring with its partners in Shanghai CCT McCaw as to an appropriate response and course of action. The ultimate resolution may change the relationships among the parties and/or may impose restrictions on the Company pursuant to any new, as yet unpublished regulations, any of which may have a material adverse effect on Shanghai CCT McCaw's interest in the Shanghai GSM System and the value of the Company's investment in Shanghai CCT McCaw. The Company's carrying value of its minority interest in Shanghai CCT McCaw is approximately $13.7 million as of June 30, 1999.

         BRAZIL OWNERSHIP: On January 30, 1997, the Company purchased 81% of the outstanding capital stock of McCaw International (Brazil) Ltd. ("MIBL") from Telcom Ventures, LLC and various affiliated and unaffiliated investors (collectively, the "Founders Group"). MIBL owns 95% of the ownership interest in Nextel, S.A. (Brazil) ("Nextel Brazil"), the principal Operating Company in Brazil. Pursuant to the definitive agreements entered into in connection with the Company's original investment in MIBL, the Company was required to fund 100% of MIBL's capital requirements until April 29, 1999, at which time the Founders Group, acting through Telcom Ventures, LLC, was required either to contribute its pro rata share of capital contributions made to MIBL (plus accrued interest) since the Company's original investment, or to accept the resulting dilution of its ownership interest. The Founders Group did not make payment of such pro rata share of capital contributions as provided in the definitive agreements. Consequently, the Company's capital contributions to MIBL through April 29, 1999 have increased the Company's ownership interest in MIBL to approximately 92% of contributed capital and have diluted the ownership interest of the Founders Group in MIBL to approximately 8% of contributed capital. This, in turn, has increased the Company's ownership interest in Nextel Brazil (through MIBL) to approximately 88%. Telcom Ventures, LLC has disputed its reduction in ownership interest in MIBL.



RESULTS OF OPERATIONS

         Six Months Ended June 30, 1999 vs. Six Months Ended June 30, 1998

         Revenues for the six months ended June 30, 1999 increased $24 million to $41.8 million from $17.8 million in the first six months of 1998. At June 30, 1999, the Company saw proportionate subscribers grow to approximately 64,000 in Brazil, approximately 45,000 in Argentina, approximately 28,000 in Mexico and approximately 20,000 total proportionate subscribers in Peru, Philippines and Japan. The higher average subscriber base for the first six months of 1999 compared to the same period in 1998, in addition to operations in Argentina and Peru not commencing until February 1998, primarily led to the 135% increase in revenues period over period. For the six months ended June 30, 1999, costs and expenses related to revenues increased $11.1 million to $18.1 million from the same period in 1998.

         Revenues and costs and expenses related to revenues are expected to continue to increase as sales and marketing opportunities relating to the ongoing build-out of ESMR services in most of the Operating Companies' markets continue to grow. In addition, the Company received approvals on June 25, 1999 that allow the Company to offer full commercial ESMR service in Peru.

         Selling, general and administrative ("SG&A") expenses for the six months ended June 30, 1999 increased $76.2 million to $116.2 million compared to the same period in 1998. Higher SG&A costs during the first six months of 1999 relate to full ESMR service in Brazil, Argentina and Mexico during the full six months of 1999.

         SG&A expenses are expected to increase as the Company aggressively markets their ESMR services in the target markets served by its controlled Operating Companies with resulting increases in sales staff and administrative support activities to support the expansion of its commercial ESMR services. In addition, the Company includes the loss resulting from the sale of digital subscriber units in SG&A expense, because the equipment subsidy primarily represents marketing costs for the commercial ESMR services. The Company expects to continue to offer partial subsidies and discounts on its sale of digital subscriber units in programs designed to stimulate both new subscriber growth and the migration of subscribers from the Company's existing analog specialized mobile radio systems to its ESMR networks.

         The Company recognized approximately $22.4 million in bad debt expense for the six months ended June 30, 1999 compared to $2.5 million for the six months ended June 30, 1998. Nextel Brazil and Nextel Argentina recognized $9.9 million and $11.7 million in bad debt expense, respectively, for the six months ended June 30, 1999. Bad debt expense recognized during 1999 was a result of the Company's concerted program to aggressively take action on delinquent paying customers. The Company believes that it is pursuing appropriate activities and has taken a number of measures that it expects to result in the improvement of its billing and accounts receivable collection effectiveness going forward. The Company has implemented a strict credit policy in its markets and in cases where creditworthiness is not ascertainable, the Company has implemented certain procedures intended to minimize credit risk, such as requiring deposits, requesting banking statements and/or requesting current credit references from prospective customers. Additionally, the Company is actively suspending and/or deactivating non-paying customers. The Company anticipates that the dollar amount of bad debt expense and the percentage of bad debt expense as compared to total revenues will decrease during the second half of 1999. See "--Nextel International's Forward-Looking Statements are Subject to a Variety of Factors that Could Cause Actual Results to Differ Materially from Current Beliefs."

         Depreciation and amortization expense increased $32 million to $51.9 million for the six months ended June 30, 1999 compared to $19.9 million for the six months ended June 30, 1998. Over the last twelve months, the Company has invested heavily in the build-out of its ESMR networks in its various geographic markets. The Company expects depreciation and amortization expense to increase in future periods due to depreciation of new fixed assets placed in service to expand and improve the coverage and capacity of the Operating Companies' networks.

         Interest income decreased $6.6 million to $2.8 million for the six months ended June 30, 1999 compared to $9.4 million for the six months ended June 30, 1998. The decrease is due to lower overall average cash balances and lower interest rates during the first six months of 1999 compared to the first six months of 1998.

         For the six months ended June 30, 1999, the Company incurred interest expense of $82.2 million compared to $44.4 million incurred in the six months ended June 30, 1998. The higher interest expense relates to interest accretion recorded on the Company's senior discount notes issued in March 1998 (the "1998 Notes") and interest expense related to increases in borrowings on bank and vendor credit facilities.

         Loss from equity method investments amounted to $11.5 million for the six months ended June 30, 1999 compared to a loss of $2.2 million for the first six months of 1998. The greater relative loss of $9.3 million for the six-month period ended June 30, 1999 relates to the increased ownership interest and increased operating losses incurred by Nextel Philippines during such period compared to the six-month period ended June 30, 1998 and operating losses associated with the Company's investment in Nexnet during the six months ended June 30, 1999 (the Company acquired its investment in Nexnet in March 1998).

         Foreign currency transaction loss and other, net increased from $2.2 million for the six months ended June 30, 1998 to $45.5 million for the similar period ended 1999. The increase of $43.3 million relates almost entirely to the devaluation of the Brazilian currency during the first quarter of 1999 offset somewhat by the strengthening of this currency during the second quarter of 1999. The Company currently does not hedge its foreign currency balance sheet exposure.

         Minority interest increased to $13.3 million in the six months ended June 30, 1999 from $3.5 million during the comparable period in 1998. The increase is attributable primarily to the minority shareholders' share of larger relative losses in the first six months of 1999 compared to the first six months of 1998 in Brazil and Peru.

         Income tax (provision) benefit decreased $11 million for the six months ended June 30, 1999 compared to $10.6 million for the six months ended June 30, 1998. The provision primarily relates to a change in statutory tax rates in Argentina and Mexico and alternative minimum taxes, including taxes on assets, incurred by certain of the Operating Companies.

      Three Months Ended June 30, 1999 vs. Three Months Ended June 30, 1998

         Revenues increased $12.7 million to $21.9 million for the three months ended June 30, 1999, compared to $9.2 million for the three months ended June 30, 1998. The increase in revenues is primarily attributable to a higher average subscriber base for the quarter ended June 30, 1999. Of the

$12.7 million increase in revenue, $4.1 million related to Nextel Brazil, $6.7 million to Nextel Argentina and $1.9 million to Nextel Mexico.

         Costs and expenses related to revenues increased $5.7 million to $9.1 million for the three months ended June 30, 1999, compared to $3.4 million for the three months ended June 30, 1998. Higher costs for the second quarter 1999 are attributable primarily to higher site and switch expense, and professional and other staff costs incurred in 1999 relating to the relatively more extensive network operations in the Operating Companies' markets.

         Selling, general and administrative expenses increased $34.5 million to $59.3 million for the three months ended June 30, 1999, compared to $24.8 million for the three months ended June 30, 1998. The increase is attributable to higher digital subscriber unit subsidies along with higher sales and administrative costs in Brazil, Argentina, Mexico and Peru.

         The Company recognized an aggregate of approximately $15.0 million in bad debt expense for the three months ended June 30, 1999, compared to $2.5 million for the three months ended June 30, 1998. Nextel Brazil and Nextel Argentina recognized $5.8 million and $8.9 million in bad debt expense, respectively, for the three months ended June 30, 1999. Bad debt expense recognized by the Company during the three months ended June 30, 1999 was a result of the Company's concerted program to aggressively review and take action on delinquent paying customers. The Company believes that it is pursuing appropriate activities and has taken a number of measures that it expects to result in the improvement of its billing and accounts receivable collection effectiveness going forward. The Company has implemented a strict credit policy in its markets and in cases where creditworthiness is not ascertainable, the Company has implemented certain procedures intended to minimize credit risk, such as requiring deposits, requesting banking statements and/or requesting current credit references from prospective customers. Additionally, the Company is actively suspending and/or deactivating non-paying customers in a timely manner. The Company anticipates that the dollar amount of bad debt expense and the percentage of bad debt expense as compared to total revenues will decrease during the second half of 1999. See "--Nextel International's Forward-Looking Statements are Subject to a Variety of Factors that Could Cause Actual Results to Differ Materially from Current Beliefs."

         Depreciation and amortization costs increased $17.7 million to $28.5 million for the three months ended June 30, 1999, compared to $10.7 million for the three months ended June 30, 1998. The increase is due to the Company's ongoing network build-out supporting the Operating Companies' ESMR businesses in Brazil, Argentina, Mexico and Peru.

         Interest income decreased $3.8 million to $1.3 million for the three months ended June 30, 1999, compared to $5.1 million for the three months ended June 30, 1998. The decrease is attributable primarily to lower average outstanding cash, cash equivalents and marketable securities balances and lower interest rates during the quarter ended June 30, 1999.

         Interest expense increased $18.1 million to $43.5 million for the three months ended June 30, 1999, compared to $25.4 million for the three months ended June 30, 1998. The increase is attributable primarily to interest accretion recorded on the Company's 1998 Notes and interest expense related to increases in borrowings on bank and vendor credit facilities.

         Loss from equity method investments increased $6.0 million to $6.9 million for the three months ended June 30, 1999, compared to $0.9 million for the three months ended June 30, 1998. The increase is attributable to increased ownership interest in and increased operating losses incurred by Nextel Philippines subsequent to the commercial launch of ESMR service in Manila in the third quarter of 1998 and the operating losses associated with the Company's investment in Nexnet (acquired in March 1998).

         Foreign currency transaction net gain (loss) and other, improved by $23.7 million to $20.3 million for the three months ended June 30, 1999, compared to $(3.4) million for the three months ended June 30, 1998. The gain is due primarily to the strengthening of the Brazilian currency during the quarter ended June 30, 1999.

         Minority interest decreased $1.1 million to $1.2 million for the three months ended June 30, 1999, compared to $2.3 million for the three months ended June 30, 1998. The decrease is attributable primarily to reduced allocation of losses in Brazil to minority interests.

         Income tax benefit (provision) decreased $6.3 million to $(0.2) million for the three months ended June 30, 1999, compared to $6.2 million for the three months ended June 30, 1998. The provision is primarily attributable to changes in statutory tax rates in Argentina and Mexico and alternative minimum taxes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has incurred cumulative net losses of approximately $607.8 million from January 1, 1995 through June 30, 1999. These losses resulted from expenditures required to support the Company's wireless communications networks and other start-up costs incurred by the Operating Companies. The Company's activities have been financed primarily with the net proceeds of the Company's securities offerings in 1997 and 1998, and to a lesser extent from vendor and bank financing, including the existing financing facilities obtained from Motorola and the Argentina Credit Facility, and equity contributions. Although the Company's parent elected to make an additional cash equity investments of approximately $82.5 million in March 1998 and of $100 million in May 1999 in the Company, it is not obligated to provide any additional funding to the Company.

         Net cash used in operating activities for the six months ended June 30, 1999 was approximately $91.1 million. Net cash used in investing activities for the six months ended June 30, 1999 was approximately $118.5 million. Net cash provided by financing activities for the six months ended June 30, 1999 was approximately $229.7 million. Working capital as of June 30, 1999 increased to $74.1 million. The cash used in operating activities during the six months ended June 30, 1999 primarily represented cash used to fund operating losses. The cash used in investing activities during the six months ended June 30, 1999 primarily represented capital expenditures related to the purchase of infrastructure equipment to build-out the Company's ESMR networks in Brazil, Argentina, Mexico and Peru and, to a lesser extent, to fund the Company's investment in Nextel Philippines. The cash provided by financing activities during the six months ended June 30, 1999 is primarily a result of the additional equity investment of $100 million by the Company's parent and net borrowings by the Company under the International Motorola Financing Facility of approximately $133.2 million. As a result of the above activities, cash and cash equivalents increased approximately $20.1 million to approximately $141.2 million during the six months ended June 30, 1999.

         The Company currently estimates its remaining cash expenditures for its fiscal year ending December 31, 1999 to be approximately $200 million. This amount consists of cash to fund operations, capital expenditures for the construction and enhancement of its ESMR networks, including contributions to affiliates for those purposes, working capital requirements and debt interest payments. See 1998 Form 10-K, Part III, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Future Capital Needs and Resources."

         As of June 30, 1999, the Company and certain of its Operating Companies had entered into the following financing facilities: (i) the International Motorola Financing Facility, which provides for up to $225 million in incremental term loans to the Company to finance the purchase of equipment and related services by the Borrowing Affiliates and the refinancing of certain indebtedness to Motorola Credit (including the Philippines Motorola Financing);
(ii) the vendor financing agreement between Nextel Brazil and Motorola Credit (the "Brazil Motorola Financing"), which provides for up to $125 million in term loans to Nextel Brazil to finance the purchase of equipment and related services; and (iii) the Argentina Credit Facility, which provides for up to $100 million in term loans to Nextel Argentina to finance the cost of capital goods, capital expenditures related to the development, expansion and upgrade of Nextel Argentina's network, permitted spectrum acquisitions and general working capital needs and $50 million in incremental term loans to Nextel Argentina under the Motorola Argentina Incremental Facility, which can be used to fund purchases of qualifying iDEN(R) equipment and services. The terms and conditions of the International Motorola Financing Facility, the Philippines Motorola Financing, the Brazil Motorola Financing and the Argentina Credit Facility are described in the 1998 Form 10-K, Part III,
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Motorola Financings and Argentina Credit Facility."

         As of June 30, 1999, approximately $133.2 million has been borrowed under the International Motorola Financing Facility and approximately $91.8 million remained available for future borrowings under such facility. Additionally, as of June 30, 1999, approximately $103.8 million has been borrowed under the Brazil Motorola Financing, with the remaining $21.2 million available for future borrowings, and all of the $100 million available under the Argentina Credit Facility had been borrowed and none of the Motorola Argentina Incremental Facility had been borrowed. On June 18, 1999, the Company made a $23.8 million drawdown under the International Motorola Financing Facility to repay the $14.7 million Philippines Motorola Financing and to reimburse the Company $8.6 million for having repaid the Philippines Motorola Bridge Financing in February 1999. The availability of the remaining borrowings under each of the International Motorola Financing Facility, the Brazil Motorola Financing and the Argentina Incremental Facility Loans is subject to the satisfaction or waiver of certain applicable borrowing conditions under each facility and is limited to borrowings used to finance the purchase of Motorola equipment and services. See "--Nextel International's Forward-Looking Statements are Subject to a Variety of Factors that Could Cause Actual Results to Differ Materially from Current Beliefs."

         In May 1999, the Company completed the Preferred Stock Issuance to its parent Company, pursuant to which the Company received proceeds of $100 million. Additionally, in May 1999, the Company entered into the Motorola Incremental Facility Commitment, pursuant to which Motorola Credit agreed to provide up to $56.6 in incremental term loans to the Company for working capital purposes. The Company contemplates negotiating and entering into definitive agreements with Motorola Credit implementing the terms of the Motorola Incremental Facility Commitment during the third quarter of 1999. The Company has taken and expects to continue to take various measures designed to conserve its available cash for use in funding its existing core ESMR network business activities. In particular, the Company has prioritized and expects to continue to prioritize its expenditures to focus on its key markets in Latin America and anticipates that it will not provide any significant funding to Nexnet for the Shanghi GSM System in 1999. See "--Nextel International's Forward-Looking Statements are Subject to a Variety of Factors that Could Cause Actual Results to Differ Materially from Current Beliefs."

         Based on the Company's current estimate of its funding requirements for 1999, the Company believes that it has adequate funding to continue its operations at least through December 31, 1999. The Company estimates that it will have approximately $210 million in unutilized funding sources available at December 31, 1999 including (1) $163 million available only for the purchase of Motorola equipment and services; and (2) $18 million in an escrow account for Nextel Argentina consistent with the requirements of the Argentina Credit Agreement. Such assessment is based on the Company's assumed utilization of its current available cash and cash equivalents (including the proceeds of the Preferred Stock Issuance) and the assumed availability of funds under the International Motorola Financing Facility, the International Motorola Incremental Facility, the Brazil Motorola Financing and the Argentina Incremental Facility Loans to meet its projected cash needs (including reasonably foreseeable capital expenditures, funding of operating losses and any debt service obligations) during such period. There can be no assurance that such resources will be sufficient to fund the Company's obligations through the end of 1999. Additionally, if the Company's plans change, its assumptions regarding its funding needs associated with any further build-out, expansion and enhancement of its ESMR network at the Operating Company level prove to be inaccurate, it experiences growth in its business or subscriber base greater than or less than that which is currently anticipated, it experiences unanticipated costs or competitive pressures, the Company and/or the Operating Companies are unable to access funds under the International Motorola Financing Facility, the International Motorola Incremental Facility, the Brazil Motorola Financing and/or the Argentina Incremental Facility Loans, or any other funds available to the Company and the Operating Companies or any other borrowings otherwise prove to be insufficient to meet cash needs, the Company may be required to seek additional capital or curtail its operations significantly. See "--Nextel International's Forward-Looking Statements are Subject to a Variety of Factors that Could Cause Actual Results to Differ Materially from Current Beliefs."

         After December 31, 1999, the Company will require significant additional capital to fund the build-out of the Operating Companies' ESMR networks in their licensed markets and any significant further expansion and enhancement of those existing ESMR networks, and will need to rely on external sources of financing to fund its operating losses and for other general corporate purposes until its operations begin to generate positive cash flows. The Company is currently assessing its capital needs and exploring potential financing sources to meet such needs. The Company anticipates that it will be required to seek additional capital from public or private equity or debt markets to fund such future capital needs. The Company may seek to obtain financing from various sources, including vendor financing provided by equipment suppliers, project financing from commercial banks and other sources. To the extent the Company issues debt, its leverage and debt service obligations will increase. Additionally, the Company and certain of the Operating Companies may incur indebtedness only in compliance with the terms of covenants contained in the indentures governing the Company's senior discount notes due 2007 and the 1998 Notes and the covenants contained in the existing financing arrangements. There can be no assurance that the Company will be able to raise any such capital on satisfactory terms, if at all. If the Company is unable to obtain such additional capital, or to obtain it on acceptable terms and in a timely manner, the Company would be required to curtail its operations significantly and to reduce the scope of the expansion and enhancement of the Operating Companies' ESMR networks. Any such actions would have a material adverse effect on the Company's financial condition and results of operations, including its ability to meet its debt service and working capital requirements. See "--Nextel International's Forward-Looking Statements are Subject to a Variety of Factors that Could Cause Actual Results to Differ Materially from Current Beliefs."

         As of June 30, 1999, the Company owned 100% of each of Nextel Mexico and Nextel Argentina, approximately 88% of Nextel Brazil and 62.1% of Nextel Peru. The Company's other non-cash assets consist primarily of minority ownership interests in Nextel Philippines and Nexnet and passive minority investment stakes in the Shanghai GSM System and Clearnet. Even though the Company is involved in the day-to-day operations of the Operating Companies (except for Clearnet and the Shanghai GSM System) and has certain contractual rights designed to protect its interests as a minority shareholder, it cannot control the outcome of matters submitted to the shareholders of the Operating Companies in which it has less than a majority interest. In addition, the Company may be unable to access the cash flow of its affiliated companies because (i) it does not have the requisite control to cause such entities to pay dividends and (ii) substantially all of such entities are parties to or expected to become parties to financing agreements that severely restrict the payment of dividends, and such entities are likely to continue to be subject to such restrictions and prohibitions for the foreseeable future. The existing Brazil Motorola Financing and the Argentina Credit Facility restrict the payment of dividends to the Company by the Operating Companies that have debt outstanding thereunder. Any future vendor or bank financings are likely to include similar covenants restricting the payment of dividends. See 1998 Form 10-K, Part I, Item 1, "Business--Risk Factors--2. Nextel International will need substantial amounts of financing over the next several years."

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

         STATE OF READINESS. Nextel International and Nextel Communications have had a program in place since February 1998 to address Year 2000 readiness in their critical business areas related to products, networks, information management systems, non-information systems with embedded technology, suppliers and customers. The Company has taken and will continue to take actions that are designed to advance its progress toward becoming substantially Year 2000 ready by the end of the third quarter of 1999. The Company's Year 2000 readiness goal focuses on the ability of the Company to perform its business functions and to process information in an unambiguous manner under various date conditions.

         To ensure the continued progress and success in managing all of Nextel Communications', and the Company's, systems' Year 2000 readiness requirements, a special steering committee that includes members of senior management of Nextel Communications responsible for the information technology and network systems was formed to oversee this effort. Internal employees, as well as outside contractors, staff the Year 2000 readiness program. Members include employees across functional and divisional departments who are responsible for assisting in the identification, assessment and remediation of Year 2000 readiness challenges. In addition, the representatives from some of the material third parties identified below participate in this project.

         Nextel Communications has identified five phases that assist it and the Company in defining the status of progress toward Year 2000 readiness. The five phases are:

         - Awareness--locating, listing and prioritizing specific technology used in Nextel Communications' or the Company's operations that is potentially subject to Year 2000 readiness related challenges;

         - Assessment--determining the level of risk of Year 2000 readiness challenges that exist on Nextel Communications' or the Company's systems through inquiry, research and testing;

         - Remediation--determining and resolving Year 2000 related challenges identified in previous phases through replacement, upgrade or repair and planning for the scheduled implementation of the selected Year 2000 ready resolution;

         - Testing--evaluating and reviewing results to monitor and assess completeness of the manipulation of dates and date-related data on Information Technology ("IT") and non-IT systems, including those of material third parties; and

         - Implementation--installing and integrating the application of Year 2000 ready resolutions by replacement, upgrade or repair of non-IT and IT systems, including those of material third parties.

         As of July 15, 1999, with respect to any non-IT devices and/or systems containing embedded circuitry, that are not yet Year 2000 ready, the Company is, for the most part, in or has completed the remediation phase. Several major systems have been validated by the respective vendors and are now in the implementation phase. The Company's local markets have created plans for or have begun testing critical IT systems for Year 2000 readiness. The assessment phase has been completed and all markets are in various stages of remediation, testing and implementation phases.

         The Company's ability to reach its Year 2000 readiness goal, however, depends and will continue to depend on the parallel efforts of Nextel Communications and significant third party vendors, suppliers, subcontractors to and business partners of Nextel Communications and the Company. The Company monitors the progress of these third parties towards Year 2000 readiness. The Company also regularly contacts and attempts to obtain from these third parties relevant details and schedules concerning their contemplated development of Year 2000 ready applications for the Company's utilization in the operations and systems of the Operating Companies. Specifically, the Company relies on services and products offered by the following significant third parties:

         -        Motorola for system infrastructure and subscriber handsets.

         - Motorola informed Nextel Communications that all subscriber unit models manufactured after June 1, 1998 are Year 2000 ready. All other digital subscriber units are Year 2000 ready with the exception of the short message service feature on these phones, which is not expected to cause a material disruption in Nextel's or the Company's service offerings. With regard to the ESMR network equipment and other network components obtained through Motorola, Motorola has indicated that the following system infrastructure components are Year 2000 ready:

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

         - Motorola Communications Israel Ltd. ("MCIL"), an affiliate of Motorola for software for front-end order entry and provisioning systems. MCIL has notified Nextel Communications that its software is Year 2000 ready.

         - LHS Communications, Inc. ("LHS") for certain customer care support and billing systems. LHS informed Nextel Communications that the software currently in use in the Company's systems that supports the billing processes is Year 2000 ready in conjunction with recommended upgrades. The Company is currently conducting in-house Year 2000 readiness testing and its implementation plans include making the appropriate upgrades recommended by LHS.

         - The Vantive Corporation ("Vantive") for trouble tracking and sales order tracking. Vantive provided information to Nextel Communications that it has successfully tested the Year 2000 readiness of the software that will be used to develop Year 2000 ready customer care systems for the Company's operations.

         - Oracle Corporation ("Oracle"), which provides various information systems, development and database management tools used to support Nextel Communications' human resources functions performed for the Company, the Company's financial systems and the Company's order support systems, has advised Nextel Communications that the software that supports the Company's human resources and financial function is Year 2000 ready in conjunction with recommended upgrades. The Company has installed these upgrades, and they are currently being tested.

         - Hewlett-Packard, Inc., for computer hardware and UNIX operating systems. Hewlett-Packard has provided Nextel Communications with sufficient information and instruction regarding how to remediate and implement Year 2000 readiness solutions to all Hewlett-Packard software and hardware products. Hewlett-Packard is not expected to participate directly in these remediation activities.

         The Company has begun conducting an end-to-end system integrated Year 2000 test utilizing Motorola's laboratories. The purpose of the test is to validate the Year 2000 readiness of the Company's essential system elements that are integrated with Motorola's iDEN network. This end-to-end test is expected to provide the Company guidance regarding the Year 2000 readiness issues of crucial customer-oriented systems where modifications to address Year 2000 readiness have been made and to assist the Company in planning for any related business contingency issues.

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

         THE RISKS OF THE COMPANY'S YEAR 2000 READINESS CHALLENGES. In light of the progress made to date, the Company does not anticipate any significant delays and postponements in finalizing and implementing Year 2000 readiness resolutions by the end of the third quarter of 1999. Until the Company's remediation and testing phases are substantially complete, however, the Company cannot fully and accurately estimate any uncertainty in the timely resolution of Year 2000 readiness challenges or in finalizing and implementing related Year 2000 readiness resolutions. Additionally, any failure by Nextel Communications or by third parties that have a material relationship with the Company to achieve full Year 2000 readiness may be a potential risk if such failure adversely impacts the ability of such parties to provide any products or services that are critical to the Company's operations. Finally, where the Company cannot validate or certify that technology provided by third parties is fully Year 2000 ready, the Company is seeking to obtain assurances from such third parties that their systems are or will be Year 2000 ready no later than the end of the third quarter of 1999. If these third parties fail to address Year 2000 readiness issues appropriately, there could be a materially adverse effect on the Company's financial condition and results of operations.
These risks include, but are not limited to:

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

         Significantly, the Company cannot independently assess the impact of Year 2000 readiness risks, and compliance activities and programs involving operators of public switched telecommunications networks ("PSTNs") or other service providers (such as electric utilities). The Company, therefore, must rely on the respective PSTN's and utility provider's estimates of its own Year 2000 readiness and the status of such PSTN's related Year 2000 readiness activities and programs in the Company's own Year 2000 readiness assessment process. The Company has considered that certain of its customers, suppliers and operations located in foreign countries may not be at the same advanced level of awareness or assessment of Year 2000 readiness as their U.S. counterparts, consequently resulting in delays and lag in remediation efforts. Because the Operating Companies' systems are or will be interconnected with PSTNs in their respective countries and are or will be dependent upon the systems of other service providers, any disruption of operations in the computer programs of such PSTNs or service providers would likely have an impact on the Company's network. Moreover, there can be no assurance that such impact will not have a materially adverse effect on the Company's operations.

         THE COMPANY'S CONTINGENCY PLANS. Nextel Communications and the Company have not completed all systems and software testing for critical systems, nor have they been advised of the completion of such activities by all third-party providers of critical products and services. As a result, neither Nextel Communications nor the Company has fully assessed its exposure from potential Year 2000 non-readiness. Nextel Communications and the Company are preparing guidelines for addressing Year 2000 readiness contingency plans for external and internal systems should it be determined that contingency plans are necessary. Following Nextel Communications' and the Company's testing of critical systems, both will evaluate and create alternative plans designed to address various potential business interruptions that may occur as a result of non-readiness. Additionally, because contingency plans may also be provided by third parties, the Company will have to assess the development of appropriate alternative solutions presented by any relevant third party to determine their effectiveness and likely impact on the Company's Year 2000 readiness risk profile.

NEXTEL INTERNATIONAL'S FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A VARIETY OF FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM CURRENT BELIEFS.

         "SAFE HARBOR" STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. A number of the statements made in the foregoing "Management's Discussion and

Analysis of Financial Condition and Results of Operations" and elsewhere in this report are not historical or current facts, but deal with potential future circumstances and developments. Those statements are qualified by the inherent risks and uncertainties surrounding expectations generally, and also may differ materially from the Company's actual experience involving any one or more of these matters and subject areas. The Company has attempted to identify, in context, some of the factors that it currently believes may cause actual experience and results to differ from current expectations regarding the relevant matter or subject area. The operation and results of the Company's and of the Operating Companies' wireless communications businesses also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified in the 1998 Form 10-K, Part I, Item 1, "Business--Risk Factors," including, but not limited to:

        - general economic conditions in Latin America and Asia and in the market segments that the Company is targeting for its services;

        - the effect of valuation changes affecting the Brazilian currency on the economies of the other Latin American economies in which the Operating Companies conduct business;

        - the impact of the changes in the relative valuation of currencies in Brazil and the rest of Latin America in general as compared to the U.S. dollar;

        - substantive terms of any international financial aid package that may be made available to any country in which the Operating Companies conduct business, including, without limitation, Brazil;

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

        - the ability to achieve market penetration and average subscriber revenue levels sufficient to provide financial viability to the Company's wireless communications business;

        - the Company's ability to accomplish required scale-up of its billing, collection, customer care and similar administrative support systems timely and successfully to keep pace with anticipated customer growth and increased system usage;

        - the quality and price of similar or comparable wireless communications services offered or to be offered by the Company's competitors, including providers of cellular, PCS, other wireless communications services or telecommunications generally;

        - satisfactory completion of Year 2000 software and hardware revisions by the Company and the entities with which the Company does business; and

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

         The Company's debt is denominated in U.S. dollars, while the Company's revenues are denominated in foreign currencies. Fluctuations in exchange rates relative to the U.S. dollar, primarily that related to the Brazilian currency, expose the Company to foreign exchange risk. In order to manage such risks, the Company attempts to protect its revenues and earnings from foreign currency exchange risks by periodically adjusting prices in local currencies and, in some cases, setting such prices in direct relation to the U.S. dollar.

         The Company also holds an available-for-sale investment in shares of Clearnet Communications, Inc., a publicly traded company, which had a common equivalent fair value of $113.6 million at June 30, 1999. The investment in shares of Clearnet is reported at its common equivalent market value in the Company's financial statements. Negative fluctuations in the stock price of Clearnet expose the Company to equity price risks. A 10% decline in the stock price would result in a $11.4 million decrease in the fair value of the Company's investment in Clearnet.

         The table below summarizes the Company's sensitivity to market risks associated with fluctuations in foreign currency exchange and interest rates. The table presents principal cash flows by year of maturity for the Company's fixed and variable rate debt obligations. Fair values are determined based on quoted market prices for senior discount notes and carrying value for the bank and vendor credit facilities at June 30, 1999.

                                                     YEAR OF MATURITY
                                                     ----------------
                                                                                                   TOTAL DUE AT
                            2000        2001         2002         2003        2004    THEREAFTER     MATURITY   FAIR VALUE
                            ----        ----         ----         ----        ----    ----------     --------   ----------
                                               (U.S. DOLLARS IN THOUSANDS)

Long-term debt:
Fixed rate                                                                           $1,681,463    $1,681,463    $950,150
Average interest
    rate                                                                                  12.6%         12.6%
Variable rate             $30,751     $74,045      $84,420     $114,420      $35,014                 $338,650    $338,650
Average interest
    rate                     9.4%        9.7%         9.7%         9.5%         9.7%                     9.7%

                                     PART II

ITEM  1.  LEGAL PROCEEDINGS.

         The Company and/or the Operating Companies are involved in certain legal proceedings as described in the Company's 1998 Form 10-K. During the three months ended June 30, 1999, there were no material changes in the status of or developments regarding such legal proceedings.

ITEM 2.  CHANGES IN SECURITIES.

         On May 13, 1999, the Company issued 1,000 shares of its Series A Preferred Stock to a wholly owned subsidiary of Nextel Communications in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933. The Company received $100 million in proceeds from the issuance of such shares.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) List of Exhibits.

EXHIBIT NO.      EXHIBIT DESCRIPTION
-----------      -------------------

10 Amendment No. 2, dated May 12, 1999, among Nextel Argentina S.R.L., the Lenders named therein and the Chase Manhattan Bank as Administrative Agent (filed on June 11, 1999 as Exhibit 99.1 to the Company's Current Report on Form 8-K and incorporated herein by reference).

*27              Financial Data Schedule.

* Submitted only with the electronic filing of this document with the Commission pursuant to Regulation S-T under the Securities Act.

         (b) Reports on Form 8-K.

         The Company filed the following Current Report on Form 8-K during the quarter ended June 30, 1999:

         Current Report on Form 8-K, dated and filed with the Commission on June 11, 1999.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NEXTEL INTERNATIONAL, INC.

                                   BY:  /s/Byron R. Siliezar
                                   Byron R. Siliezar
                                   Vice President and Chief Financial Officer


August 16, 1999

                                  EXHIBIT INDEX

EXHIBIT NO.       EXHIBIT DESCRIPTION
-----------       -------------------

10 Amendment No. 2, dated May 12, 1999, among Nextel Argentina S.R.L., the Lenders named therein and the Chase Manhattan Bank as Administrative Agent (filed on June 11, 1999 as Exhibit
                  99.1 to the Company's Current Report on Form 8-K and incorporated herein by reference).

*27               Financial Data Schedule.

* Submitted only with the electronic filing of this document with the Commission pursuant to Regulation S-T under the Securities Act of 1933.