Form 10-Q
period 1999-09-30
NEXTEL INTERNATIONAL INC
filed 1999-11-15
CIK 1037016

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ____________TO____________
                        COMMISSION FILE NUMBER 333-26649

                           NEXTEL INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      WASHINGTON                                        91-1671412
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

2001 EDMUND HALLEY DRIVE, RESTON, VIRGINIA                20191
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

         Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:

                                                    NUMBER OF SHARES OUTSTANDING
          TITLE OF CLASS                                ON NOVEMBER 12, 1999
          --------------                                --------------------

Common Stock, no par value                                   36,727,849

                   NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                                   PAGE NO.
                                                                                                                   --------
PART I--FINANCIAL INFORMATION

    Item 1.      Financial Statements--Unaudited

                 Condensed Consolidated Balance Sheets--As of September 30, 1999
                      and December 31, 1998                                                                            3

                 Condensed Consolidated Statements of Operations and Comprehensive
                      Loss--For the Nine Months and Three Months Ended September 30, 1999 and 1998                     4

                 Condensed Consolidated Statement of Stockholders' (Deficit) Equity--
                      For the Nine Months Ended September 30, 1999                                                     5

                 Condensed Consolidated Statements of Cash Flows--For the Nine Months
                      Ended September 30, 1999 and 1998                                                                6

                 Notes to Condensed Consolidated Financial Statements                                                  7

    Item 2.      Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                                       12

    Item 3.      Quantitative and Qualitative Disclosures about Market Risk                                           22

PART II--OTHER INFORMATION

    Item 1.      Legal Proceedings                                                                                    23

    Item 6.      Exhibits and Reports on Form 8-K                                                                     23

                                     PART I

ITEM  1.  FINANCIAL STATEMENTS--UNAUDITED.

                   NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    (A SUBSTANTIALLY WHOLLY OWNED SUBSIDIARY OF NEXTEL COMMUNICATIONS, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)
                                    UNAUDITED

                                                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                                                  1999           1998
                                                                                                  ----           ----
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents (of which $55,000 and $17,000
      is restricted)....................................................................    $      78,026  $     121,116
   Accounts receivable, less allowance for doubtful accounts of
      $15,528 and $6,391................................................................           18,726         35,247
   Subscriber unit and accessory inventory..............................................           16,297         31,914
   Prepaid and other....................................................................           20,800         23,902
                                                                                            -------------  -------------
         Total current assets...........................................................          133,849        212,179
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation
   of $75,395 and $25,773...............................................................          504,016        530,571
INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES, at cost less equity
   in net losses of $38,686 and $17,867.................................................          145,487        134,691
INTANGIBLE ASSETS, net of accumulated amortization of $54,243
   and $42,483..........................................................................          458,267        552,419
INVESTMENTS AND OTHER ASSETS............................................................          253,696        171,276
                                                                                            -------------  -------------
                                                                                            $   1,495,315  $   1,601,136
                                                                                            =============  =============

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
   Accounts payable, accrued expenses and other.........................................    $     113,309  $     130,585
   Due to parent........................................................................           15,147             --
   Notes payable and current portion of long-term debt..................................              872          2,061
                                                                                            -------------  -------------
         Total current liabilities......................................................          129,328        132,646
LONG-TERM DEBT..........................................................................        1,502,519      1,254,882
DEFERRED INCOME TAXES...................................................................           95,394         90,194
                                                                                            -------------  -------------
         Total liabilities..............................................................        1,727,241      1,477,722
MINORITY INTEREST.......................................................................           23,734         27,516
STOCKHOLDERS' (DEFICIT) EQUITY:
   Series A exchangeable redeemable preferred stock, accreted liquidation preference of $227,908 (2,500 shares authorized, $10.00 par value,
      1,988.86 and 988.86
      shares issued and outstanding, respectively)......................................          198,886         98,886
   Series B redeemable preferred stock (5,000 shares authorized,
      $10.00 par value, no shares issued and outstanding)...............................               --             --
   Common stock (73,000,000 shares authorized, no par value,
      36,577,624 and 36,523,679 shares issued and outstanding,
      respectively).....................................................................          397,018        396,574
   Accumulated deficit..................................................................         (737,551)      (339,824)
   Accumulated other comprehensive loss.................................................         (114,013)       (59,738)
                                                                                            -------------  -------------
         Total stockholders' (deficit) equity...........................................         (255,660)        95,898
                                                                                            -------------  -------------
                                                                                            $   1,495,315  $   1,601,136
                                                                                            =============  =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    (A SUBSTANTIALLY WHOLLY OWNED SUBSIDIARY OF NEXTEL COMMUNICATIONS, INC.)
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    UNAUDITED

                                                               NINE MONTHS ENDED                 THREE MONTHS ENDED
                                                                 SEPTEMBER 30,                      SEPTEMBER 30,
                                                                 -------------                      -------------
                                                           1999              1998              1999              1998
                                                           ----              ----              ----              ----
OPERATING REVENUES.................................  $      69,105     $      26,597    $      27,345      $       8,850

OPERATING EXPENSES:
    Cost of revenues...............................         29,503            12,959           11,431              5,963
    Selling, general and administrative............        167,803            89,578           51,581             49,599
    Depreciation and amortization..................         80,695            33,657           28,813             13,742
                                                     -------------     -------------    -------------      -------------
                                                           278,001           136,194           91,825             69,304
                                                     -------------     -------------    -------------      -------------
OPERATING LOSS.....................................       (208,896)         (109,597)         (64,480)           (60,454)
                                                     -------------     -------------    -------------      -------------
OTHER INCOME (EXPENSE):
    Interest income................................          5,283            14,177            2,456              4,772
    Interest expense...............................       (127,676)          (74,548)         (45,456)           (30,163)
    Loss from equity method investments............        (20,819)           (6,404)          (9,299)            (4,208)
    Foreign currency transaction (loss) gain
       and other, net..............................        (61,956)            3,303          (16,417)             5,464
    Minority interest..............................         16,561             8,271            3,262              4,722
                                                     -------------     -------------    -------------      -------------
                                                          (188,607)          (55,201)         (65,454)           (19,413)
                                                     -------------     -------------    -------------      -------------

LOSS BEFORE INCOME TAX (PROVISION) BENEFIT.........       (397,503)         (164,798)        (129,934)           (79,867)
INCOME TAX (PROVISION) BENEFIT.....................           (224)           20,555              215             10,003
                                                     -------------     -------------    -------------      -------------
NET LOSS ..........................................       (397,727)         (144,243)        (129,719)           (69,864)

OTHER COMPREHENSIVE INCOME (LOSS):
    Unrealized gain (loss) on
       available-for-sale securities,
       net of tax..................................         66,581           (41,071)          24,494            (26,168)
    Foreign currency translation adjustment........       (120,856)          (16,409)         (10,777)            (7,497)
                                                     -------------     -------------    -------------      -------------
COMPREHENSIVE LOSS.................................  $    (452,002)    $    (201,723)   $    (116,002)     $    (103,529)
                                                     =============     =============    =============      =============

NET LOSS PER COMMON SHARE,
    BASIC AND DILUTED..............................  $      (10.89)    $       (3.95)   $       (3.55)     $       (1.91)
                                                     ================  =============    =============      =============

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING......................     36,536,514        36,500,557       36,544,653         36,501,654
                                                     =============     =============    =============      =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.


                                             NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                              (A SUBSTANTIALLY WHOLLY OWNED SUBSIDIARY OF NEXTEL COMMUNICATIONS, INC.)
                                 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                       (DOLLARS IN THOUSANDS)
                                                              UNAUDITED






                                                SERIES A               SERIES B
                                            PREFERRED STOCK        PREFERRED STOCK          COMMON STOCK       ACCUMULATED
                                           SHARES      AMOUNT      SHARES    AMOUNT      SHARES      AMOUNT      DEFICIT
                                           ------      ------      ------    ------      ------      ------      -------

BALANCE, JANUARY 1, 1999...............      988.86  $   98,886        --   $     --    36,523,679  $ 396,574   $(339,824)
   Issuance of Series A preferred
     stock to parent...................    1,000.00     100,000        --         --            --         --          --
   Issuance of common stock upon
     exercise of stock options.........          --          --        --         --        53,945        444          --
   Unrealized gain on investments......          --          --        --         --            --         --          --
   Cumulative translation adjustment...          --          --        --         --            --         --          --
   Net loss............................          --          --        --         --            --         --    (397,727)
                                          ---------  ----------   -------   --------    ----------  ---------   ---------
BALANCE, SEPTEMBER 30, 1999............    1,988.86  $  198,886        --   $     --    36,577,624  $ 397,018   $(737,551)
                                          =========  ==========   =======   ========    ==========  =========   =========


 The accompanying notes are an integral part of these condensed consolidated financial statements.



                                             NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                              (A SUBSTANTIALLY WHOLLY OWNED SUBSIDIARY OF NEXTEL COMMUNICATIONS, INC.)
                                 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                       (DOLLARS IN THOUSANDS)
                                                              UNAUDITED


                                                 ACCUMULATED OTHER
                                            COMPREHENSIVE (LOSS) INCOME
                                            ---------------------------
                                             UNREALIZED
                                              (LOSS)          CUMULATIVE
                                              GAIN ON         TRANSLATION
                                            INVESTMENTS       ADJUSTMENT          TOTAL
                                            -----------       ----------          -----

BALANCE, JANUARY 1, 1999...............      $ (35,688)       $ (24,050)      $  95,898
   Issuance of Series A preferred
     stock to parent...................             --               --         100,000
   Issuance of common stock upon
     exercise of stock options.........             --               --             444
   Unrealized gain on investments......         66,581               --          66,581
   Cumulative translation adjustment...             --         (120,856)       (120,856)
   Net loss............................             --               --        (397,727)
                                             ---------       ----------         --------
BALANCE, SEPTEMBER 30, 1999............      $  30,893       $ (144,906)      $(255,660)
                                             =========       ==========        =========


 The accompanying notes are an integral part of these condensed consolidated financial statements.

                   NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    (A SUBSTANTIALLY WHOLLY OWNED SUBSIDIARY OF NEXTEL COMMUNICATIONS, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)
                                    UNAUDITED

                                                                                                  1999            1998
                                                                                                  ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss.............................................................................    $    (397,727)   $  (144,243)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization.....................................................           80,695         33,657
      Loss on write-off of assets.......................................................            8,011             --
      Foreign currency transaction loss (gain)..........................................           60,545         (6,699)
      Interest accretion on long-term debt, net of capitalization.......................           96,833         68,737
      Provision for losses on accounts receivable.......................................           30,306          4,265
      Loss from equity method investments ..............................................           20,819          6,404
      Deferred income taxes.............................................................            8,218        (31,385)
      Minority interest.................................................................          (16,561)        (8,271)
      Change in current assets and liabilities:
        Accounts receivable.............................................................          (13,785)       (14,242)
        Subscriber unit and accessory inventory.........................................           15,617        (24,646)
        Prepaid and other...............................................................            3,102         (6,828)
        Accounts payable, accrued expenses and other....................................          (33,861)        42,227
      Change in other assets............................................................            8,364        (41,027)
                                                                                            -------------    -----------
          Net cash used in operating activities.........................................         (129,424)      (122,051)
                                                                                            -------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures.................................................................         (110,242)      (291,480)
   Purchase of marketable securities....................................................               --        (93,997)
   Proceeds from sale of marketable securities..........................................               --        172,132
   Business acquisitions, net of cash acquired..........................................               --        (67,251)
   Investments in unconsolidated subsidiaries, net......................................          (32,227)       (80,214)
                                                                                            -------------    -----------
          Net cash used in investing activities.........................................         (142,469)      (360,810)
                                                                                            -------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments to parent, net............................................................          (10,457)        (8,254)
   Capital contributions from minority stockholders.....................................           13,223         10,159
   Proceeds from issuance of preferred stock to parent..................................          100,000          8,254
   Net proceeds from issuance of and borrowings under long-term debt....................          142,235        489,123
   Repayment of long-term debt..........................................................          (16,198)        (2,393)
                                                                                            -------------    -----------
          Net cash provided by financing activities.....................................          228,803        496,889
                                                                                            -------------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS....................................          (43,090)        14,028
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..........................................          121,116        159,790
                                                                                            -------------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD................................................    $      78,026    $   173,818
                                                                                            =============    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest...............................................................    $       6,324    $        --
                                                                                            =============    ===========
   Cash paid for income taxes...........................................................    $          --    $     1,685
                                                                                            =============    ===========


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

         The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "1998 Form 10-K"). Operating results for the interim periods are not necessarily indicative of results for an entire year.

         The accounts of the Company's consolidated foreign subsidiaries and foreign subsidiaries accounted for under the equity method are presented utilizing accounts as of a date one month earlier than the accounts of the Company and its U.S. subsidiaries to ensure timely reporting of consolidated results.

         Restricted Cash and Cash Equivalents: As of September 30, 1999, the Company is required under its debt covenants to make equity investments of at least $55.0 million to Nextel Argentina S.R.L. ("Nextel Argentina") for use in its operations over the succeeding twelve month period. As of December 31, 1998, the Company was required under its debt covenants to make equity investments of at least $17.0 million to McCaw International (Brazil) Ltd. ("MIBL") for use in its operations over the succeeding twelve month period.

         Supplemental Cash Flow Information: For the nine months ended September 30, 1999, the Company purchased $16.7 million of infrastructure equipment financed through its vendor credit facilities.

         ESMR Subscriber Unit and Accessory Sales and Related Costs: The loss generated from the sale of subscriber units used in the Company's digital enhanced specialized mobile radio ("ESMR") network primarily results from the Company's subsidy of digital subscriber units and accessories and represents marketing costs. Subscriber unit and accessory sales revenue and the related cost of sales, including current period order fulfillment and installation related expenses, are classified within selling, general and administrative expenses as follows (dollars in thousands):

                                                                       NINE MONTHS ENDED            THREE MONTHS ENDED
                                                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                                                         -------------                 -------------
                                                                    1999             1998           1999          1998
                                                                    ----             ----           ----          ----

Subscriber unit and accessory sales (net of trade-in discounts
     and returns)............................................    $ 14,382         $12,787         $ 3,994        $11,291

Cost of subscriber unit and accessory sales..................      35,793          18,678          11,939         16,813
                                                                  --------        --------         ------         ------
                                                                 $(21,411)        $(5,891)        $(7,945)       $(5,522)
                                                                  ========        =======         =======        =======

         Revenue Recognition: The Company recognizes revenue for airtime and other services over the period earned, net of credits and adjustments and revenue from sales of subscriber units and accessories when the subscriber units and accessories are delivered. The cost of customer discounts and rebates are recorded when the related revenues are recognized. The Company establishes an allowance for doubtful accounts sufficient to cover probable losses.

         New Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments (including certain derivatives embedded in other contracts) and for hedging activities by requiring that all derivatives be recognized on the balance sheet and measured at fair value. In June 1999, the FASB issued SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133--an Amendment of FASB Statement No. 133," which deferred the effective date for the Company until January 1, 2001. The Company is in the process of evaluating the potential impact of this standard on its financial position and results of operations.

NOTE 2--SIGNIFICANT EVENTS AND TRANSACTIONS

         Brazil Currency Devaluation: During the nine months ended September 30, 1999, there were significant fluctuations in the value of the Brazilian real relative to the U.S. dollar, due primarily to the devaluation of the real in January 1999. As a result, the Company recorded a negative cumulative translation adjustment of approximately $130.4 million for the nine months ended September 30, 1999, which is reflected in stockholders' deficit. Additionally, a foreign currency transaction loss of $57.1 million was recognized during the nine months ended September 30, 1999, related to long-term debt of the Brazilian operations denominated in U.S. dollars.

         Brazil Ownership: On January 30, 1997, the Company purchased 81% of the outstanding capital stock of MIBL from Telcom Ventures, LLC (an entity that acts as a representative of the Founders Group referred to below; "Telcom Ventures") and various affiliated and unaffiliated investors (collectively, the "Founders Group"). MIBL owns 95% of the ownership interest in Nextel SA (Brazil) ("Nextel Brazil"), the principal operating company in Brazil. Pursuant to the definitive agreements entered into in connection with the Company's original investment in MIBL, the Company was required to fund 100% of MIBL's capital requirements until April 29, 1999, at which time the Founders Group, acting through Telcom Ventures, was required either to contribute its pro rata share of capital contributions (plus accrued interest) made to MIBL since the Company's original investment, or to accept the resulting dilution of its ownership interest. The Founders Group did not make payment of such pro rata share of capital contributions as provided in the definitive agreements. Consequently, the Company's capital contributions to MIBL through April 29, 1999 have increased the Company's ownership interest in MIBL to approximately 92% of contributed capital and have diluted the ownership interest of the Founders Group in MIBL to approximately 8% of contributed capital. Telcom Ventures has disputed its reduction in ownership interest in MIBL.

         On August 16, 1999, MIBL and the Company filed a Motion for Judgment in the Circuit Court for the City of Alexandria, Virginia, against Telcom Ventures seeking a declaration from the court that the Founders Group's option to make its pro rata share of capital contributions was not properly exercised, and as a result of having failed to make such payment: that the Founders Group's ownership interest in MIBL has fallen below 10%; that the Founders Group is no longer entitled to designate a director to serve on the MIBL Board of Directors; and that the director previously designated by the Founders Group must resign from the MIBL Board of Directors. On September 15, 1999, Telcom Ventures filed its answer denying the material allegations made in the Motion for Judgment, and asserted a counterclaim alleging that the Company breached a fiduciary duty to Telcom Ventures and that MIBL breached a contract with Telcom Ventures by allegedly issuing shares for less than fair market value without the informed consent of the director designated by the Founders Group. Telcom Ventures' counterclaim seeks damages in the amount of $100.0 million, plus punitive damages. MIBL and the Company have filed an answer denying the material allegations made in the counterclaim. See also Part II, Item 1, "Legal Proceedings."

         Shanghai, People's Republic of China: In July 1999, Shanghai CCT-McCaw Telecommunications Systems Co., Ltd. ("Shanghai CCT McCaw") was informed by China United Telecommunications, Ltd. ("Unicom") that Unicom's cooperative project with Shanghai CCT McCaw needed to be terminated because it used a financing structure no longer permitted by Chinese regulations. Unicom requested that the parties commence negotiations to deal with the termination. In September 1999, Shanghai CCT McCaw received notice from Unicom advising that there would no longer be cash distributions allowed to foreign investors in companies structured like Shanghai CCT McCaw. The Company in cooperation with other foreign investors in Shanghai CCT McCaw met with Unicom management in October 1999 to continue the negotiation for modifying the existing shareholder structure. As of September 30, 1999, the Company's carrying value of its minority interest in Shanghai CCT McCaw is approximately $13.6 million.

         Issuance of Preferred Stock: On May 13, 1999, the Company received $100.0 million in proceeds from the issuance of 1,000 shares of its Series A Exchangeable Redeemable Preferred Stock, par value $10.00 per share (the "Series A Preferred Stock") to a wholly owned subsidiary of Nextel Communications.

NOTE  3--LONG-TERM DEBT

The Company's long-term debt is comprised of the following notes and facilities:

                                                                 September 30,             December 31,
                                                                     1999                      1998
                                                                     ----                      ----
                                                                         (dollars in thousands)
13.0% SENIOR REDEEMABLE DISCOUNT NOTES DUE 2007,
         net of unamortized discount of
         $274,760 and $337,065                                     $676,703                  $614,398

12.125% SENIOR REDEEMABLE DISCOUNT NOTES DUE 2008,
         net of unamortized discount of
         $248,806 and $289,349                                      481,194                   440,651

INTERNATIONAL MOTOROLA FINANCING FACILITY, bears
         interest at variable rates based either
         on the U.S. prime rate or LIBOR (10.50%--1999)             134,232                        --

NEXTEL BRAZIL EQUIPMENT FINANCING, bears
         interest at variable rates based either
         on the U.S. prime rate or LIBOR (10.28%--1999;
         10.25% to 11.00%--1998)                                    103,757                   102,196

NEXTEL ARGENTINA BANK CREDIT FACILITY, bears
         interest at variable rates based either
         on the ABR or the Eurodollar rate (8.75% to 9.50%--
         1999 and 1998)                                             100,000                    83,500

PHILIPPINES MOTOROLA BRIDGE FINANCING, bears
         interest at 2.50% over the U.S. prime rate
         or LIBOR (10.25%--1998)                                         --                     8,575

OTHER                                                                 7,505                     7,623
                                                               ------------              ------------
                                                                  1,503,391                 1,256,943
         Less current portion                                         (872)                   (2,061)
                                                               -----------               -----------
                                                               $  1,502,519              $  1,254,882
                                                               ============              ============


         International Motorola Financing Facility: In February 1999, the Company and Motorola Credit Corporation ("Motorola Credit") entered into definitive agreements that established the terms and conditions under which Motorola Credit agreed to provide up to $225.0 million in term loans to the Company and certain of its operating subsidiaries (the "International Motorola Financing Facility") to finance the purchase from Motorola Inc. of equipment and related services and to refinance certain indebtedness to Motorola Credit. Loans under the International Motorola Financing Facility will be repaid in eight equal semi-annual installments beginning June 30, 2001 and will mature December 31, 2004. Loans under the International Motorola Financing Facility bear interest at variable rates based upon either the U.S. prime rate or LIBOR and are secured by, among other things, a pledge of the shares of stock of certain of the Company's direct and indirect subsidiaries held by the Company and certain third party shareholders.

         As of September 30, 1999, approximately $134.2 million had been borrowed under the International Motorola Financing Facility, including the entire $100.0 million of reimbursement loans relating to the purchase of equipment and related services by or for the benefit of certain operating subsidiaries, and $90.8 million remained available for borrowing. On June 18, 1999, the Company made a $23.8 million drawdown under the International Motorola Financing Facility to repay the $14.7 million outstanding under the previously existing facility (the "Philippines Motorola Financing") between Motorola Credit and Infocom Communications Network, Inc. ("Nextel Philippines") and to reimburse the Company $8.6 million for having repaid the bridge financing facility (the "Philippines Motorola Bridge Financing") between Motorola Credit and the Company for the benefit of Nextel Philippines in February 1999. The availability of borrowings under the International Motorola Financing Facility is subject to the satisfaction or waiver of certain applicable borrowing conditions.

         Nextel Argentina Bank Credit Facility: Effective in May 1999, Nextel Argentina and the lenders under Nextel Argentina's $100.0 million senior secured credit facility (the "Argentina Credit Facility") agreed to certain amendments to the

Argentina Credit Facility modifying certain covenants for future quarters
(the "Argentina Amendments"). As a result of the Argentina Amendments, the Company has entered into a new capital subscription agreement that requires equity of $83.5 million to be contributed to Nextel Argentina during 1999, $85.0 million during 2000, $19.5 million during 2001 and $49.5 million during the first nine months of 2002. Concurrently with the execution of the Argentina Amendments, Motorola Credit agreed to provide up to $50.0 million in loans to Nextel Argentina as incremental term loans under the Argentina Credit Facility for purchase from Motorola of qualifying equipment and related services (the "Motorola Argentina Incremental Facility"). As of September 30, 1999, the entire $100.0 million available for borrowing under the Argentina Credit Facility has been drawn, and none of the $50.0 million Motorola Argentina Incremental Facility has been drawn.

         Motorola Incremental Facility Commitment: On May 3, 1999, Nextel Communications, Nextel International and Motorola Credit entered into a memorandum of understanding and term sheet (the "Motorola Incremental Facility Commitment") regarding the terms and conditions under which Motorola Credit will provide a $56.6 million secured credit facility to the Company (the "International Motorola Incremental Facility"). Under the Motorola Incremental Facility Commitment, Motorola Credit agreed to provide up to $56.6 million in incremental term loans to the Company for working capital purposes. Loans under the International Motorola Incremental Facility will mature December 31, 2001 and will bear interest at variable rates based upon either the U.S. prime rate or LIBOR. Loans under the International Motorola Incremental Facility will be secured by a pledge of all of the shares of stock of Clearnet Communications, Inc. ("Clearnet"), a Canadian wireless communications services company, held by the Company.

         The availability of the loans under the International Motorola Incremental Facility is subject to a number of conditions, including the negotiation, execution and delivery of definitive agreements and the completion by Motorola Credit of its due diligence review of the Company. The parties currently do not contemplate entering into definitive agreements implementing the terms of the Motorola Incremental Facility Commitment during 1999, and it is expected that equity investment made or to be made by Nextel Communications in the Company during the fourth quarter of 1999 will provide the funds that initially had been planned to come from this source.

NOTE  4--SEGMENT INFORMATION

         Nextel International has four reportable operating segments: 1) Nextel Brazil, 2) Nextel Argentina, 3) Nextel de Mexico S.A. de C.V. ("Nextel Mexico") and 4) Nextel del Peru, S.A. ("Nextel Peru"). The operations of all other businesses that fall below the reporting thresholds are included in the "Corporate and Other" segment below and include all corporate entities, including those holding equity investments in Nextel Philippines and Nexnet Co., Ltd. ("Nexnet," formerly J-Com Co., Ltd., an entity organized under the laws of Japan).

         The Company's reportable segments reflect the Company's geographic focus and are defined as operating segments in which the Company has obtained a controlling interest in the entity. Management evaluates performance of these segments and allocates resources to them based on earnings or losses before interest, taxes, depreciation and amortization and other non-recurring charges ("EBITDA"). All intercompany eliminations have been included in Corporate and Other.


                                                                                                    CORPORATE
                                                  NEXTEL       NEXTEL        NEXTEL      NEXTEL        AND
                                                  BRAZIL      ARGENTINA      MEXICO       PERU        OTHER     CONSOLIDATED
                                                  ------      ---------      ------       ----        -----     ------------
                                                                     (DOLLARS IN THOUSANDS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
   Operating revenues.......................    $   24,067  $  27,669    $   15,342    $   2,027    $      --  $   69,105
                                                ==========  =========    ==========    =========    =========  ==========
   EBITDA...................................    $  (54,879) $ (30,484)   $  (21,831)   $  (9,359)   $ (11,648) $ (128,201)
   Depreciation and amortization............        26,476     23,259        18,891        4,276        7,793      80,695
                                                ----------  ---------    ----------    ---------    ---------  ----------
   Operating loss...........................    $  (81,355) $ (53,743)   $  (40,722)   $ (13,635)   $ (19,441) $ (208,896)
                                                ==========  =========    ==========    =========    =========  ==========
   Capital expenditures.....................    $   36,085  $  45,749    $   23,520    $  14,289    $   3,290  $  122,933
                                                ==========  =========    ==========    =========    =========  ==========

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
   Operating revenues.......................    $   10,023  $   5,552    $    9,527    $   1,495    $      --  $   26,597
                                                ==========  =========    ==========    =========    =========  ==========
   EBITDA...................................    $  (37,625) $ (24,071)   $   (3,546)   $  (1,498)   $  (9,200) $  (75,940)
   Depreciation and amortization............        14,531      7,196        10,707          736          487      33,657
                                                ----------  ---------    ----------    ---------    ---------  ----------
   Operating loss...........................    $  (52,156) $ (31,267)   $  (14,253)   $  (2,234)   $  (9,687) $ (109,597)
                                                =========== ==========   ===========   ==========   ========== ==========
   Capital expenditures.....................    $  142,080  $  69,478    $   60,893    $  25,957    $      72  $  298,480
                                                ==========  =========    ==========    =========    ========== ==========

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
   Operating revenues.......................    $    8,024  $  11,795    $    6,480    $   1,046    $      --  $   27,345
                                                ==========  =========    ==========    =========    =========  ==========
   EBITDA...................................    $  (15,637) $  (6,692)   $   (6,794)   $  (2,858)   $  (3,686) $  (35,667)
   Depreciation and amortization............         6,777      9,876         6,578        2,141        3,441      28,813
                                                ----------  ---------    ----------    ---------    ---------  ----------
   Operating loss...........................    $  (22,414) $ (16,568)   $  (13,372)   $  (4,999)   $  (7,127) $  (64,480)
                                                ==========  =========    ==========    =========    =========  ==========

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
   Operating revenues.......................    $    3,182  $   1,910    $    3,258    $     500    $      --  $    8,850
                                                ==========  =========    ==========    =========    =========  ==========
   EBITDA...................................    $  (22,996) $ (15,325)   $   (3,300)   $  (1,010)   $  (4,081) $  (46,712)
   Depreciation and amortization............         5,815      3,825         3,710          312           80      13,742
                                                ----------  ---------    ----------    ---------    ---------  ----------
   Operating loss...........................    $  (28,811) $ (19,150)   $   (7,010)   $  (1,322)   $  (4,161) $  (60,454)
                                                =========== ==========   ===========   ==========   ========== ==========

AS OF SEPTEMBER 30, 1999
   Property, plant and equipment, net.......    $  177,349  $ 131,399    $  118,718    $  51,228    $  25,322  $  504,016
                                                ==========  =========    ==========    =========    =========  ==========
   Identifiable assets......................    $  375,896  $ 247,853    $  389,194    $  72,592    $ 409,780  $1,495,315
                                                ==========  =========    ==========    =========    =========  ==========

AS OF DECEMBER 31, 1998
   Property, plant and equipment, net.......    $  259,610  $ 109,284    $   98,637    $  40,825    $  22,215  $  530,571
                                                ==========  =========    ==========    =========    =========  ==========
   Identifiable assets......................    $  579,429  $ 237,542    $  377,952    $  62,434    $ 343,779  $1,601,136
                                                ==========  =========    ==========    =========    =========  ==========

NOTE  5--SUBSEQUENT EVENTS

         Issuance of Preferred Stock: On November 5, 1999, the Company received $50.0 million in proceeds from the issuance of 500 shares of its Series A Preferred Stock to a wholly owned subsidiary of Nextel Communications. The funds are intended to finance, during the balance of 1999, the resumption of a more aggressive plan for the expansion and enhancement of the Company's ESMR networks and to fund working capital requirements. Although the Company currently anticipates that it will receive continuing significant financial support for its activities from Nextel Communications during the remainder of 1999 and into 2000, there can be no assurances that the Company will receive any specific amount of additional equity investments or other financial support from Nextel Communications, and Nextel Communications has no legal obligation to make any additional equity investment in, or to advance any other funds to, the Company. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

                   NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    (A SUBSTANTIALLY WHOLLY OWNED SUBSIDIARY OF NEXTEL COMMUNICATIONS, INC.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
         The following discussion of the consolidated financial condition and results of operations of Nextel International, an indirect, substantially wholly owned subsidiary of Nextel Communications, for the nine-month and three-month periods ended September 30, 1999 and 1998 should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto appearing elsewhere in Part I of this report and with the 1998 Form 10-K.

         Nextel International, through its operating subsidiaries and affiliates, provides wireless communications services in five of the largest cities in Latin America and three of the largest cities in Asia. As of September 30, 1999, the markets in which the Operating Companies hold licenses covered approximately 380 million people, approximately 132 million of which were in Latin America. On a proportionate basis, based on the Company's ownership interests as of September 30, 1999, the markets in which the Operating Companies hold licenses covered approximately 190 million people, approximately 122 million of which were in Latin America.

         The Company's strategy is focused on using its specialized mobile radio ("SMR") channel positions in its principal markets to upgrade its services from analog dispatch to enhanced SMR ("ESMR") services and to continue to build out its ESMR networks in its principal markets. The Company uses integrated Digital Enhanced Network ("iDEN(R)") technology developed by Motorola, Inc. ("Motorola") to provide its ESMR services. The Company, through its operating subsidiaries or affiliates, launched commercial ESMR service under the brand name "Nextel(TM)" in Sao Paulo and Buenos Aires in the second quarter of 1998, Rio de Janeiro, Manila and Mexico City in the third quarter of 1998, Rosario, Argentina in the fourth quarter of 1998, and in Lima, Peru in the second quarter of 1999. Additionally, the Company's Japanese affiliate, Nexnet, introduced a multi-functional commercial ESMR service under the brand name "NEXNET(TM)" in the Kanto region of Japan (which includes Tokyo) in the second half of 1998. See the 1998 Form 10-K, Part I, Item 1, "The Company's Operations and Investments."

         The Company owns majority controlling interests in wireless communications services companies in Brazil, Argentina, Mexico and Peru and owns equity interests and participates in the management of wireless communications services companies in the Philippines. In addition, the Company owns approximately 15.4% of the equity interest in Clearnet, and has a contractual right through its Chinese joint venture to receive approximately 12.1% of the profits generated by a Global System for Mobile communications ("GSM") network in Shanghai, China (the "Shanghai GSM System"). The wireless communications services companies that the Company owns or in which it has ownership interests and the right to receive profits are referred to herein as the "Operating Companies." The Company does not actively participate in the day-to-day management or in the formulation of the business plans or policies of Clearnet, Nexnet or the Shanghai GSM System.

         As of September 30, 1999, the Company's proportionate share of international digital subscriber units in service, based on its ownership interests in the Operating Companies, was estimated to be approximately 319,200, which includes total digital subscriber units (comprised of ESMR, personal communications services ("PCS") and GSM units) on networks currently in operation in Argentina, Brazil, Canada, Japan, Mexico, Peru, the Philippines and Shanghai, China. As of September 30, 1999, total international digital subscriber units in service for the Operating Companies was estimated to be approximately 1,011,200.

THIRD QUARTER TRANSACTIONS AND DEVELOPMENTS

         Management Changes: In September 1999, the Company named Lo Van Gemert as its President and Chief Operating Officer replacing Steven Dussek, who was promoted to the position of Chief Executive Officer of the Company (replacing Keith Grinstein, who assumed the position of Vice Chairman). In September 1999, Mr. Dussek also was appointed as Executive Vice President of Operations for Nextel Communications. Prior to joining the Company Mr. Van Gemert had been President of the North Region of Nextel Communications.

         Brazil Currency Devaluation: During the nine months ended September 30, 1999, there were significant fluctuations in the value of the Brazilian real relative to the U.S. dollar, due primarily to the devaluation of the real in January 1999. As a result, the Company recorded a negative cumulative translation adjustment of approximately $130.4 million for the nine months ended September 30, 1999, which is reflected in stockholders' deficit. Additionally, a foreign currency transaction loss of $57.1 million was recognized during the nine months ended September 30, 1999, related to long-term debt of the Brazilian operations denominated in U.S. dollars.

         The Company cannot predict what other effects the volatility of the Brazilian currency will have on its results of operations and the value of its investments in Brazil. Currency fluctuations could have significant effects on the Company's results of operations due to, among other things, (i) a change in the amount in the Brazilian currency that the Company's Brazilian subsidiaries will have to pay for U.S. dollar-denominated purchases of certain equipment and services; (ii) the Company's U.S. dollar-converted revenue stream from its Brazilian subsidiaries; and (iii) the impact of currency fluctuations on the Brazilian economy, and on the economies of the other Latin American countries in which the Operating Companies conduct business. The Company currently does not hedge its foreign exchange exposure. See "--Nextel International's Forward-Looking Statements are Subject to a Variety of Factors that Could Cause Actual Results to Differ Materially from Current Beliefs" and the 1998 Form 10-K, Item 1, "Business--Risk Factors--Nextel is subject to fluctuations in currency exchange rates."

         Brazil Ownership: On January 30, 1997, the Company purchased 81% of the outstanding capital stock of MIBL from the Founders Group. MIBL owns 95% of the ownership interest in Nextel Brazil, the principal operating company in Brazil. Pursuant to the definitive agreements entered into in connection with the Company's original investment in MIBL, the Company was required to fund 100% of MIBL's capital requirements until April 29, 1999, at which time the Founders Group, acting through Telcom Ventures, was required either to contribute its pro rata share of capital contributions (plus accrued interest) made to MIBL since the Company's original investment, or to accept the resulting dilution of its ownership interest. The Founders Group did not make payment of such pro rata share of capital contributions as provided in the definitive agreements. Consequently, the Company's capital contributions to MIBL through April 29, 1999 have increased the Company's ownership interest in MIBL to approximately 92% of contributed capital and have diluted the ownership interest of the Founders Group in MIBL to approximately 8% of contributed capital. Telcom Ventures has disputed its reduction in ownership interest in MIBL.

         On August 16, 1999, MIBL and the Company filed a Motion for Judgment in the Circuit Court for the City of Alexandria, Virginia, against Telcom Ventures seeking a declaration from the court that since the Founders Group's option to make its pro rata share of capital contributions was not properly exercised, and that as a result of having failed to make such payment: that the Founders Group's ownership interest in MIBL has fallen below 10%; that the Founders Group is no longer entitled to designate a director to serve on the MIBL Board of Directors; and that the director previously designated by the Founders Group must resign from the MIBL Board of Directors. On September 15, 1999, Telcom Ventures filed its answer denying the material allegations made in the Motion for Judgment, and asserted a counterclaim alleging that the Company breached a fiduciary duty to Telcom Ventures and that MIBL breached a contract with Telcom Ventures by allegedly issuing shares for less than fair market value without the informed consent of the director designated by the Founders Group. Telcom Ventures' counterclaim seeks damages in the amount of $100.0 million, plus punitive damages. MIBL and the Company have filed an answer denying the material allegations made in the counterclaim. See also Part II, Item 1, "Legal Proceedings."

         Shanghai, People's Republic of China: In July 1999, Shanghai CCT McCaw was informed by Unicom that Unicom's cooperative project with Shanghai CCT McCaw needed to be terminated because it used a financing structure no longer permitted by Chinese regulations. Unicom requested that the parties commence negotiations to deal with the termination. In September 1999, Shanghai CCT McCaw received notice from Unicom advising that there would no longer be cash distributions allowed to foreign investors in companies structured like Shanghai CCT McCaw. The Company in cooperation with other foreign investors in Shanghai CCT McCaw met with Unicom management in October 1999 to continue the negotiation for modifying the existing shareholder structure.

POST THIRD QUARTER TRANSACTION

         Issuance of Preferred Stock: On November 5, 1999, the Company received $50.0 million in proceeds from the issuance of 500 shares of its Series A Preferred Stock to a wholly owned subsidiary of Nextel Communications. The funds are intended to finance, during the balance of 1999, the resumption of a more aggressive plan for the expansion and enhancement of the Company's ESMR networks and to fund working capital requirements. Although the Company currently anticipates that it will receive continuing significant financial support for its activities from Nextel Communications during the remainder of 1999 and into 2000, there can be no assurances that the Company will receive any specific amount of additional equity investments or other financial support from Nextel Communications and Nextel Communications has no legal obligations to make any additional equity investment in, or to advance any other funds to, the Company. See "--Liquidity and Capital Resources."

RESULTS OF OPERATIONS

         The following discussion compares the results of operations for the nine- and three-month periods ended September 30, 1999 to the nine- and three-month periods ended September 30, 1998, and significant factors that could affect the Company's prospective financial condition and results of operations.

                                                   NINE MONTHS ENDED                     THREE MONTHS ENDED
                                              SEPTEMBER 30, 1999 VS. 1998            SEPTEMBER 30, 1999 VS. 1998
                                              ---------------------------            ---------------------------
                                               INCREASE           PERCENT             INCREASE           PERCENT
                                              (DECREASE)          CHANGE             (DECREASE)          CHANGE
                                                  (dollars in millions)                  (dollars in millions)

Operating revenues                             $   42.5             159.8%            $    18.5            209.0%
Cost of revenues                                   16.5             127.7%                  5.5             91.7%
Selling, general and



   administrative                                  78.2              87.3%                  2.0              4.0%
Depreciation and amortization                      47.0             139.8%                 15.1            109.7%
Interest income                                    (8.9)            (62.7)%                (2.3)           (48.5)%
Interest expense                                   53.1              71.3%                 15.3             50.7%
Loss from equity method investments                14.4             225.1%                  5.1            121.0%
Foreign currency transaction (loss) gain
   and other, net                                 (65.3)                NM                (21.9)               NM
Minority interest                                   8.3             100.2%                 (1.5)           (30.9)%
Income tax benefit                                (20.8)           (101.1)%                (9.8)           (97.9)%
   NM--change not meaningful

         Operating revenues include service revenues, which consist primarily of charges for airtime usage and monthly network access fees from providing mobile wireless services. Operating revenues for the nine- and three-month periods ended September 30, 1999 increased from the comparable 1998 periods primarily as a result of an increase in end-of-period digital subscriber units in service, as well as an increase in average monthly revenue per digital subscriber unit resulting from the launch of digital services in major markets in Brazil, Argentina and Mexico. The Company's total proportionate digital subscribers units in service at September 30, 1999 was approximately 90,000 in Brazil, 52,000 in Argentina, 46,000 in Mexico and 8,000 in Peru.

         Cost of revenues consists primarily of network operating costs and interconnection fees assessed by local exchange carriers. Cost of revenues for the nine- and three-month periods ended September 30, 1999 increased from the comparable 1998 periods primarily due to the increase in the number of cell sites and switches placed in service from September 30, 1998 to September 30, 1999 as well as increases in airtime usage and digital subscriber units in service. Cost of revenues, such as site rental and telecommunications expenses, are expected to increase as additional cell sites and switches are placed into service and as additional markets are launched. See "--Nextel International's Forward-Looking Statements are Subject to a Variety of Factors that Could Cause Actual Results to Differ Materially from Current Beliefs."

         The increase in selling, general and administrative expenses for the nine months ended September 30, 1999 consisted of an increase in selling and marketing expenses of $45.1 million and an increase in general and administrative expenses of $33.1 million, from the comparable nine month period in 1998.

         Selling and marketing expenses for the nine months ended September 30, 1999 increased by 140.5% to $77.2 million, as compared to $32.1 million for the nine months ended September 30, 1998. This increase in selling and marketing expenses consisted primarily of (i) increased sales and marketing labor costs and related commission expenses and (ii) increased costs incurred in connection with higher levels of sales of digital subscriber units, including an increase in the loss generated from increased sales of digital subscriber units of $15.5 million. Customer subsidies and/or discounts offered in connection with the sale and installation of digital subscriber units and related accessories are expected to increase on a per unit basis in order to stimulate new customer growth.

         General and administrative expenses for the nine months ended September 30, 1999 increased 57.6% to $90.6 million, as compared to $57.5 million for the nine months ended September 30, 1998. The increase in general and administrative expenses is primarily related to (i) increased bad debt expense of $26.0 million and (ii) increased personnel costs, principally reflecting increased staffing for back-office support activities, to service an increased number of subscriber units in service in existing and new markets.

         The Company recognized approximately $30.3 million in bad debt expense for the nine months ended September 30, 1999 compared to $4.3 million for the nine months ended September 30, 1998. The higher bad debt expense was a result of a focused program to aggressively take action on delinquent paying customers and strengthened credit and collection procedures. The program focused on Nextel Brazil and Nextel Argentina, where collectively 96.0% of the bad debt expense through September 30, 1999 has been incurred. The Company implemented procedures to minimize credit risk, such as requiring deposits, requesting bank statements and/or requesting current credit references from prospective customers. Bad debt expense has decreased 47.3% from $15.0 million for the quarter ended June 30, 1999 to $7.9 million for the quarter ended September 30, 1999, which the Company believes is principally a result of these initiatives.

         Depreciation and amortization expense for the nine- and three-month periods ended September 30, 1999 increased from the comparable 1998 periods primarily reflecting the effect of placing additional cell sites and switches into service as a result of the Company's continuing build-out of the ESMR networks in its various geographic markets.

         The decrease in interest income reflects lower average cash balances available for investment during the nine- and three-month periods ended September 30, 1999 from the comparable 1998 periods.

         The increase in interest expense for the nine- and three-month periods ended September 30, 1999 from the comparable 1998 periods resulted primarily from the higher average level of borrowings under the Company's bank and vendor credit facilities.

         The loss from equity method investments for the nine- and three-month periods ended September 30, 1999 increased from the comparable 1998 periods primarily as a result of the Company's increased ownership interest in and increased operating losses incurred by Nextel Philippines subsequent to the commercial launch of ESMR service in Manila in the third quarter of 1998 and the operating losses associated with the Company's investment in Nexnet (acquired in March 1998).

         Foreign currency transaction gain (loss) and other, net for the nine- and three-month periods ended September 30, 1999 decreased from the comparable 1998 periods primarily due to the foreign currency transaction losses incurred as a result of the devaluation of the Brazilian real relative to the U.S. dollar during 1999.

         Minority interest for the nine-month period ended September 30, 1999 increased from the comparable 1998 period primarily due to the minority shareholders' share of increasing operating losses recorded in Nextel Brazil.

         The income tax benefit for the nine- and three-month periods ended September 30, 1999 decreased from the comparable 1998 periods primarily due to changes in tax legislation in Argentina and Mexico and the depletion of temporary differences in Brazil that have been utilized to offset operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has incurred cumulative net losses of approximately $737.6 million from its inception through September 30, 1999. These losses resulted from expenditures required to support the development of the Company's wireless communications networks and other start-up costs incurred by the Operating Companies. The Company's activities have been financed primarily with the net proceeds of the Company's securities offerings in 1997 and 1998, and to a lesser extent from vendor and bank financing, including the existing financing facilities obtained from Motorola and the Argentina Credit Facility and equity contributions. Although Nextel Communications elected to make additional cash equity investments of approximately $82.5 million in March 1998, of $100.0 million in May 1999 and $50.0 million in November 1999 in the Company, it is not obligated to provide any additional funding to the Company. The Company expects to continue to incur increasing losses and negative operating cash flows as it continues to build-out and upgrade its existing wireless communications networks.

         In September 1999, in view of a number of factors, including primarily the improvement in operating results being experienced by most of the Operating Companies, the improving conditions in the domestic and international capital markets, relaxation or anticipated relaxation of regulatory restrictions affecting certain of the Operating Companies and the anticipated stabilization of economic circumstances in the Company's larger markets, especially in Latin America, senior management of Nextel International determined to resume a more aggressive approach to network build-out activities, in order to expand and enhance coverage primarily in and around the Company's major Latin American market areas. As a result of this change in approach, the Company anticipates that its funding requirements over the balance of 1999 and for calendar year 2000 will increase, in comparison to those that would have been associated with a continuation of the Company's more conservative approach to building its networks and conducting its business that had been in place up to this point in 1999.

         The Company currently anticipates that its cash needs for the fourth quarter of 1999 will total approximately $140 million, including the funding of operating losses, financing of ESMR network construction activities in the markets of the relevant Operating Companies, required capital contributions to certain Operating Companies, cash interest expense and other working capital needs, but excluding any funding for new investment opportunities or business initiatives (and the Company currently has no binding commitments relating to any new investment opportunities or business initiatives) during that period. Nextel International currently is in the early stages of developing its detailed business plan and related budget for calendar year 2000, which are not likely to be finalized before late 1999 or early in 2000. Although Nextel International contemplates that the increase in system construction activities and its resumption of a more aggressive network build-out plan will continue in 2000, and will be reflected in an increased level of capital expenditures and cash needs for such purposes, Nextel International may later revise its plans and adjust its budgets in light of various factors, including competitive conditions in the relevant markets of its Operating Companies, prevailing conditions in domestic and international capital markets, the availability of financing from Nextel Communications to support the Operating Companies' activities and plan, the actual operating results and apparent prospects of the Operating Companies and any determination to pursue new investment opportunities or business initiatives presented to the Company.

         Taking its anticipated capital expenditures and the other cash needs of its businesses (in light of the anticipated operating results of those businesses) during the fourth quarter of 1999 into account, Nextel International believes that it can meet all of its funding needs during the remainder of 1999. This conclusion is premised on the availability of funds from the following sources:

     - unrestricted cash on hand as of September 30, 1999 of approximately $23.0 million;

     - application of approximately $18.0 million of the total of approximately $55.0 million restricted cash on hand as of September 30, 1999 to meet investment commitments in certain Operating Companies, connected to existing financing facilities of such Operating Companies, that must be satisfied in the fourth quarter of 1999;

     - borrowings of approximately $44.0 million of the financing remaining available under the International Motorola Financing Facility, to finance the purchase from Motorola of equipment and related services; the vendor financing agreement between Nextel Brazil and Motorola Credit (the "Nextel Brazil Equipment Financing"), which provides for up to $125.0 million in term loans to Nextel Brazil to finance the purchase of equipment and related services; and the Motorola Argentina Incremental Facility, which can be used to fund purchases from Motorola of equipment and related services;

     - receipt of approximately $100.0 million of cash equity investments currently expected to come from a wholly owned subsidiary of Nextel Communications (including the $50.0 million cash investment received on November 5, 1999); and

     - receipt of approximately $5.0 million from minority owner contributions.

         The Company expects to begin the year 2000 with approximately $82.0 million of cash and cash equivalents (approximately $37 million of which will be restricted) and approximately $118 million of remaining borrowing capacity under various facilities as follows: $69.8 million under the International Motorola Financing Facility; $7.2 million under the Nextel Brazil Equipment Financing; and $41.0 million under the Motorola Argentina Incremental Facility. It is anticipated that the bulk of the Company's cash requirements associated with its business plan and related budgets for calendar year 2000 will be satisfied with funds invested or advanced by Nextel Communications or its relevant subsidiaries.
         As to all of the foregoing funding sources, however, Nextel International cannot provide assurance that the conditions to accessing funds under its current or contemplated third party bank and vendor financing facilities will be satisfied, that amounts available under those facilities will be sufficient, that Nextel Communications will invest or otherwise advance any additional funds to the Company or that equity or debt funding will be available to the Company in the public or private capital markets, domestically or internationally, or that any such financing not yet arranged and committed (including any from Nextel Communications or its subsidiaries) will be available on acceptable terms.

         In addition, if the Company's business plans change, or if economic conditions or the political or regulatory climate in the markets of the Operating Companies, or competitive practices in the mobile wireless telecommunications industry in those markets, change materially from those currently prevailing or from those now anticipated in calendar year 2000, if the Company determines to pursue new investments or other new business opportunities or if other presently unexpected or unplanned circumstances are encountered that have a material effect on the cash flow of the Operating Companies' mobile wireless businesses, the Company's anticipated cash needs, and the actions that it might be required to take to meet such needs, may change significantly from those contemplated above. Although the Company currently anticipates that it will receive continuing significant financial support for its activities from Nextel Communications during the remainder of 1999 and into 2000, there can be no assurances that any specific amount or type of financing will be provided by Nextel Communications, and Nextel Communications has no legal obligation to make any additional equity investments in, or to otherwise advance any other funds to, the Company. In addition to the absence of any legal obligation of Nextel Communications to provide funding to the Company, certain of the agreements to which Nextel Communications currently is a party restrict the amount available to Nextel Communications and its relevant subsidiaries for purposes of certain defined "restricted payments," including investments in and advances to the Company. To the extent the Company is unable, for whatever reason, to obtain sufficient funding from Nextel Communications, the Company cannot provide assurance whether or on what terms adequate replacement funding might be available from any other source. If the Company is unable to obtain such additional capital, or to obtain it on acceptable terms and in a timely manner, the Company would be required to curtail significantly some of its planned network construction and development and its operations. Any such actions would have a material adverse effect on the Company's financial conditions and results of operations, including its ability to meet its debt service and working capital requirements. See "--Nextel International's Forward-Looking Statements are Subject to a Variety of Factors that Could Cause Actual Results to Differ Materially from Current Beliefs."

         As of September 30, 1999, the Company owned 100% of each Nextel Mexico and Nextel Argentina, approximately 88% of Nextel Brazil (giving effect only to capital contributions made by the Company to MIBL through April 29, 1999; see
Part II, Item 1, "Legal Proceedings") and 63% of Nextel Peru. The Company's other non cash assets consist primarily of minority ownership interests in Nextel Philippines and Nexnet and passive minority investment stakes in the Shanghai GSM System and Clearnet. The Company cannot control the outcome of matters submitted to the shareholders of the Operating Companies in which it has less than a majority interest. Furthermore, the Company may not be able to access the cash flow of its affiliated companies because (1) it does not have control to cause dividends to be paid and (2) all of the entities are party to financing agreements that severely restrict the payment of dividends and such entities are likely to continue to be subject to such restrictions and prohibitions for the foreseeable future. In addition, the existing Motorola Financing and the Argentina Credit Facility restrict the payment of dividends to the Company by the Operating Companies that have debt outstanding thereunder. See 1998 Form 10-K, Part I, Item 1, "Business--Risk Factors--2. Nextel International will need substantial amounts of financing over the next several years."

CASH FLOWS

         Net cash used in operating activities of $129.4 million for the nine months ended September 30, 1999 increased by $7.3 million from $122.1 million for the nine months ended September 30, 1998. This increase is primarily attributable to increasing net operating losses due to the launch of commercial ESMR services in major markets in Brazil, Argentina and Mexico.

         Since December 31, 1998, working capital has decreased by $75.0 million to $4.5 million as of September 30, 1999. This decrease primarily resulted from the utilization of working capital derived from the proceeds of the International Motorola Financing Facility and the issuance of 1,000 shares of Series A Preferred Stock to fund investing and operating activities.

         Capital expenditures to fund the build-out of the Company's ESMR networks continue to represent the largest use of the Company's funds for investing activities. Net cash used in investing activities for the nine-month period ended September 30, 1999 decreased $218.3 million compared to the same period in 1998 primarily due to the $181.2 million decrease in cash paid for capital expenditures. Cash payments for capital expenditures totaled $291.4 million for the nine months ended September 30, 1998 and $110.2 million for the nine-month period ended September 30, 1999. The Company expects capital expenditures to accelerate during the remainder of 1999 and into 2000 as it focuses on improving service levels and expanding the network coverage of its Operating Companies.

         Net cash provided by financing activities for the nine months ended September 30, 1999 consisted primarily of $142.2 million in net borrowings under the Company's vendor and bank credit facilities and net proceeds of $100.0 million of net proceeds from the issuance of Series A Preferred Stock to a wholly owned subsidiary of Nextel Communications, offset slightly by repayments of long term debt.


YEAR 2000 READINESS

         General: Nextel International is close to completing and implementing the Year 2000 readiness solutions for its computer systems. Such Year 2000 readiness efforts are designed to identify, address and resolve issues that may be created by computer programs written using two digits rather than four to define the applicable year. Any of Nextel International's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This inability to recognize dates could result in a system failure or miscalculations that result in disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

         Many of the Company's corporate administrative and accounting services are performed for the Company by Nextel Communications. Additionally, many of the Company's third party vendors are also vendors to Nextel Communications. Accordingly, in these instances the Company has coordinated its assessment of its Year 2000 readiness with Nextel Communications.

         State of Readiness: Nextel International and Nextel Communications have had a program in place since February 1998 to address Year 2000 readiness issues in their critical business areas related to products, networks, information management systems, non-information systems with embedded technology, suppliers and customers. The Company's Year 2000 readiness goal focuses on the ability of the Company to perform its critical business functions and to process information in an unambiguous manner under various date conditions. These functions rely on critical Information Technology ("IT") and non-IT systems and their supporting network elements. These critical systems and network elements have been divided into two major categories: core business systems and network infrastructure systems and support functions with high customer impact and secondary business systems with low customer impact.

         To ensure the continued progress and success in managing all of the Company's Year 2000 readiness requirements, a special steering committee that includes members of senior management of Nextel Communications responsible for the information technology and network systems was formed to oversee this effort. Internal employees, as well as outside contractors, staff the Year 2000 readiness program. Members include employees across functional and divisional departments who are responsible for assisting in the identification, assessment and remediation of Year 2000 readiness challenges. In addition, the representatives from some of the material third parties identified below participate in this project.

         During the course of developing Year 2000 readiness solutions, Nextel Communications has identified five phases that define the status of progress toward Year 2000 readiness. The five phases are:

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

       - Testing--evaluating and reviewing results to monitor and assess completeness of the manipulation of dates and date-related data on IT and non-IT systems, including those of material third parties; and

       - Implementation--installing and integrating the application of Year 2000 ready resolutions by replacement, upgrade or repair of IT and non-IT systems, including those of material third parties.

Core Business Systems and Network Infrastructure. As of September 30, 1999, Nextel International and Nextel Communications' core business system and network infrastructure and support systems successfully passed integrated testing in a Year 2000 environment. The purpose of that test was to confirm the Year 2000 readiness of the Company's essential system elements that are integrated with the ESMR networks and that are necessary to enable the Company to add subscriber units to the ESMR networks, to provide the currently available and planned wireless communications services on the network, and to correctly bill customers for those services.

         These core business systems and network infrastructure systems and operational functions tested include:

   -   new customer account set-up and modifications;

   - activation and provisioning of new phones and implementation of modifications in existing customers' service plans;

   - processing of calls and other mobile communications services (including interconnect, voicemail, short message service, and private and group dispatch services);

   -   collection and rating of call data for billing purposes; and

   -   customer bill generation.

         These integrated systems were tested by applying certain date specific sequences to determine their functionality in a Year 2000 environment. These tests specifically involved testing both Year 2000 transition and leap-year transition. These integrated system tests were conducted in a laboratory setting which simulated the Company's network configuration, core business systems and handsets. Based on the testing, the Company believes that these systems will perform normally during and after the transition into the Year 2000.

Our Secondary Business Systems. These systems are mostly internal to the Company with little or no impact on the customers and include applications such as payroll, benefit management and low-level facility issues.

         The majority of these secondary systems have passed Year 2000 readiness testing and have been successfully implemented into the Company's environment. However, some of these systems are still in the process of completing the Testing or Implementation phases of the Company's Year 2000 readiness program. All remaining secondary systems are planned to be tested and implemented by the end of November 1999.

         Third Party Year 2000 Compliance. The Company's ability to reach its Year 2000 readiness goal depends and will continue to depend on the efforts of Nextel Communications and significant third-party vendors, suppliers, subcontractors to and business partners of Nextel Communications and the Company. The Company monitors the progress of these third parties towards Year 2000 readiness. The Company regularly contacts and attempts to obtain from these third parties relevant details and schedules concerning their contemplated development of Year 2000 ready applications for utilization in the Company's operations and systems. Specifically, the Company relies on services and products offered by the following significant third parties:

       - MOTOROLA supplies the Company's system infrastructure and subscriber handset units. Motorola has informed the Company that all subscriber unit models manufactured after June 1, 1998 are Year 2000 ready. All other digital subscriber units are Year 2000 ready with the exception of the short message service feature on those phones, which is not expected to cause a material disruption in the Company's service offerings. With regard to the ESMR networks, Motorola has indicated that the following system infrastructure components are Year 2000 ready:

                1) critical call and data processing systems for the ESMR
                   networks have passed Year 2000 readiness testing;

                2) Nortel switches and CISCO routers have passed Year 2000 readiness testing appropriate for use by the Company; and

                3) voice mail system components have passed Year 2000 readiness testing.

         The Company believes that its testing of its core business systems and network infrastructure has confirmed the Year 2000 readiness of these system infrastructure components.

       - MOTOROLA COMMUNICATIONS ISRAEL LTD., which provides the provisioning systems for the Company, has provided notification that its software is Year 2000 ready. The Company believes that its testing of its core business systems and network infrastructure systems and operational support functions confirm these systems' Year 2000 readiness.

       - LHS GROUP, INC. ("LHS"), is the software vendor for the Company's billing information systems. LHS informed the Company that the software currently in use in the Company's systems that supports the billing processes is Year 2000 ready in conjunction with recommended upgrades. The Company has completed the necessary upgrades and it has tested successfully.

       - VANTIVE CORPORATION ("VANTIVE"), provides information systems used in the Company's customer care function and provides order entry systems for the Company. Vantive provided information to the Company that it has successfully tested the Year 2000 readiness of the software that has been used to develop Year 2000 ready order entry systems for the Company's operations.

       - ORACLE CORPORATION ("ORACLE"), provides the Company with information systems, development tools and database management software that supports the Company's human resources and financial functions. Oracle has advised the Company that the software that supports its human resources and financial functions is Year 2000 ready in conjunction with recommended upgrades. The Company has installed these upgrades, and testing is significantly underway and should be completed at the end of November 1999.

       - HEWLETT-PACKARD, INC., supplies the Company with computer hardware, such as monitors and peripherals, and UNIX operating systems. Hewlett-Packard has provided the Company with sufficient information to make all of the Hewlett-Packard software and hardware supplied products Year 2000 ready. The Company is currently making significant progress toward applying all of these Year 2000 solutions, and this effort is scheduled to be completed by the end of November 1999.

         The Costs to Address the Company's Year 2000 Readiness Challenges:
Based on information developed to date as a result of the Company's assessment efforts, the Company believes that the costs of modifying, upgrading or replacing its systems and equipment will not have a material effect on the Company's liquidity, financial condition or the results of operations. The Company currently estimates that expenditures in connection with these efforts will not exceed $5 million, excluding any amounts charged to the Company by Nextel Communications. This cost estimate does not include parallel Year 2000 issues readiness expenses incurred by Nextel Communications relating to common or shared systems or components, for which the Company may be required to provide appropriate reimbursement to Nextel Communiations. To date, the Company has not deferred any significant projects, goals or objectives relating to its operations as a result of implementing Year 2000 readiness efforts.

         The Risks of the Company's Year 2000 Readiness Challenges: Although the Company's core business systems and network infrastructure and support systems components have tested successfully under Year 2000 date conditions in tests conducted in a laboratory setting, there is still some risk to its service and systems. Any failure by third parties which have a material relationship with the Company to achieve full Year 2000 readiness may be a potential risk if such failure were to adversely impact the ability of such third parties to provide any products or services that are critical to the Company's operations. In addition, where the Company cannot validate that technology provided by remaining vendors, suppliers, and other material third parties is Year 2000 ready, the Company has obtained assurances from these material third parties that their systems are or will be Year 2000 ready. If these material third parties fail to appropriately address their own Year 2000 readiness challenges, there could be a materially adverse effect on the Company's financial condition and results of operations. These risks include, but are not limited to:

       -        inability of subscribers to make or receive phone calls;

       - inability of sites, switches and other interfaces to accurately record call details of subscriber phone calls; and

       - inability of billing systems to accurately report and bill subscribers for phone usage.

         Other risks associated with the Company's inability or that of material third parties to deploy Year 2000 ready solutions in a timely and successful manner may involve or result in conditions that could preclude the Company from:

       -        deploying an alternative technology that is Year 2000 ready;

       - implementing commercial service launches in new markets or introducing new services in existing markets;

       -        pursuing additional business opportunities; and

       -        obtaining equity or debt financing.

         Significantly, the Company cannot independently assess the impact of Year 2000 readiness challenges, activities and programs involving operators of public switched telecommunications networks or other service providers, for example, electric utilities. The Company therefore must rely on the public switched telecommunications networks and utility providers' estimates of their own Year 2000 readiness and the status of their related compliance activities and programs in the Company's own Year 2000 readiness assessment process. Because the Company's systems are interconnected with and dependent on public switched telecommunications networks and are dependent upon the systems of other service providers, any disruption of operations in the computer programs of such public switched telecommunications networks or service providers would likely have an impact on the Company's systems. Moreover, there can be no assurance that such impact will not have a materially adverse effect on the Company's operations.

         Finally, in assessing the Company's Year 2000 readiness exposure, the Company has considered that certain operators of public switched telecommunication networks or other service providers and operations located in foreign countries may not be at the same level of awareness or assessment of the Year 2000 readiness challenges and remedial measures as their United States counterparts. These factors may result in delays in identifying Year 2000 readiness challenges and a lag in implementing remediation efforts.

         Contingency Plans: While the Company's integrated testing on its core business systems was successful in tests conducted in a laboratory setting, it has developed guidelines for addressing Year 2000 readiness business contingency plans for external and internal systems should it be determined that contingency plans are necessary. This contingency planning process focuses on the major components of the Company's core business system and network and has as its primary goal the minimization of customer impact events resulting from the Year 2000 transition. Final preparation of the Company's contingency plans is underway, which establishes the framework and logistic strategy for executing the Company's contingency plan, if required. These plans are designed to support the Company's core business in the event of an unexpected Year 2000 related complication. These plans are being developed by representatives from all areas of the Company's and Nextel Communications' business, and are being coordinated and compiled by the Company's Year 2000 Program Management Office group.

         NEXTEL INTERNATIONAL'S FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A VARIETY OF FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM CURRENT BELIEFS.

         "Safe Harbor" Statements under the Private Securities Litigation Reform Act of 1995:A number of the statements made in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report are not historical or current facts, but deal with potential future circumstances and developments. Those statements are qualified by the inherent risks and uncertainties surrounding expectations generally, and also may differ materially from the Company's actual experience involving any one or more of these matters and subject areas. The Company has attempted to identify, in context, some of the factors that it currently believes may cause actual experience and results to differ from current expectations regarding the relevant matter or subject area. The operation and results of the Company's and of the Operating Companies' wireless communications businesses also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified in the 1998 Form 10-K, Part I, Item 1, "Business--Risk Factors," including, but not limited to:

       - general economic conditions in Latin America and Asia and in the market segments that the Company is targeting for its services;

       - the availability of sufficient equity and/or debt financing to fund the Company's anticipated business plan;

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

       - the successful deployment and performance of Motorola's iDEN technology in the Company's wireless communications networks;

       - the receipt of sufficient funding, consistent with its current expectations, from Nextel Communications during the balance of 1999 and into 2000 to meet a significant portion of the Company's cash needs during that period;

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

         The Company also holds an available-for-sale investment in shares of Clearnet Communications, Inc., a publicly traded company, which had a common equivalent fair value of $151.3 million at September 30, 1999. The investment in shares of Clearnet is reported at its common equivalent market value in the Company's financial statements. Negative fluctuations in the stock price of Clearnet expose the Company to equity price risks. A 10% decline in the stock price would result in an approximately $15.1 million decrease in the fair value of the Company's investment in Clearnet.

         The table below summarizes the Company's sensitivity to market risks associated with fluctuations in foreign currency exchange and interest rates. The table presents principal cash flows by year of maturity for the Company's fixed and variable rate debt obligations. Fair values are determined based on quoted market prices for senior discount notes and carrying value for the bank and vendor credit facilities at September 30, 1999.

                                                         YEAR OF MATURITY                           TOTAL DUE AT       FAIR
                                 2000        2001      2002        2003        2004    THEREAFTER    MATURITY         VALUE
                                 ----        ----      ----        ----        ----    ----------    --------        ------
                                                                     (U.S. DOLLARS IN THOUSANDS)
Long-term debt:
Fixed rate.................                                                           $1,681,463    $ 1,681,463     $ 919,063
Average interest rate......                                                                 12.6%          12.6%
Variable rate..............    $31,629     $75,525   $ 85,901    $ 115,901   $ 36,544         --    $   345,500     $ 345,500
Average interest rate......        9.8%        9.9%       9.9%         9.7%       9.8%        --            9.8%

                                     PART II

ITEM  1.  LEGAL PROCEEDINGS.

         The Company and/or the Operating Companies are involved in certain legal proceedings as described in the Company's 1998 Form 10-K.

         On August 16, 1999 MIBL and the Company filed a Motion for Judgment in the Circuit Court for the City of Alexandria, Virginia, against Telcom Ventures. (See description of the relationship among the Company, MIBL, and Telcom Ventures in Note 2, "Brazil Ownership.") The Motion for Judgment seeks a declaration from the court that the Founders Group's option to make its pro rata share of capital contributions was not properly exercised, and as a result of having failed to make such payment: that the Founders Group's ownership interest in MIBL has fallen below 10%; that the Founders Group is no longer entitled to designate a director to serve on the MIBL Board of Directors; and that the director previously designated by the Founders Group must resign from the MIBL Board of Directors. On September 16, 1999, Telcom Ventures filed its answer denying the material allegations made in the Motion for Judgment, and asserted a counterclaim alleging that the Company breached fiduciary duty to Telcom Ventures and that MIBL breached a contract with Telcom Ventures by allegedly issuing shares for less than fair market value without the informed consent of the director designated by the Founders Group. Telecom Ventures' counterclaim seeks damages in the amount of $100 million, plus punitive damages. MIBL and the Company have filed an answer denying the material allegations made in the counterclaim. MIBL and the Company intend to vigorously contest the allegations made in Telcom Venture's counterclaim, which MIBL and the Company believe are without merit. The Company does not expect that this litigation will have a material adverse effect on the Company's financial condition, results of operations or prospects.

         On August 16, 1999, Promon Electronica Ltda ("Promon") filed a complaint against Nextel Brazil before the 36th Civil Court of the City of Sao Paulo, SP, for ordinary collection of monies in the amount of about $11 million. Promon alleges that said amount is due under the parties' agreement relating to the establishment of a trunking system in Brazil. On October 5, 1999, Nextel Brazil filed its answer denying the material allegations made in the complaint and, on that same date, filed a counterclaim against Promon for approximately $2 million. Nextel Brazil believes that the allegations in Promon's complaint are substantially without merit and intends to defend against them vigorously. The Company does not expect that this litigation will have a material adverse effect on the Company's financial condition, results of operation or prospects.

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  List of Exhibits.

EXHIBIT NO.               EXHIBIT DESCRIPTION

*27                       Financial Data Schedule.

* Submitted only with the electronic filing of this document with the Commission pursuant to Regulation S-T under the Securities Act.

         (b)     Reports on Form 8-K.

         The Company did not file a Current Report on Form 8-K during the quarter ended September 30, 1999.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            NEXTEL INTERNATIONAL, INC.


                                            By:    /s/James L. Swoboda
                                                   -----------------------------
                                                   James L. Swoboda
                                                   Vice President and Controller


November 15, 1999

                                  EXHIBIT INDEX

Exhibit No.       Exhibit Description
-----------       -------------------

     *27          Financial Data Schedule.


------------------

* Submitted only with the electronic filing of this document with the Commission pursuant to Regulation S-T under the Securities Act.