Form 10-K405
period 1999-12-31
NEXTEL INTERNATIONAL INC
filed 2000-03-30
CIK 1037016

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 333-26649

NEXTEL INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1671412
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10700 Parkridge Boulevard, Suite 600, Reston, Virginia	20191
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 390-5100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]     No  [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

      The registrant’s common equity securities are not publicly traded, and accordingly, no aggregate market value of the registrant’s common equity is available.

      On March 22, 2000, the number of shares outstanding of the registrant’s common stock, no par value, was 36,741,006.

Documents Incorporated by Reference: None

NEXTEL INTERNATIONAL, INC.

NEXTEL INTERNATIONAL, INC.

PART I

Item 1.  Business

A.  Introduction

      Unless the context requires otherwise, “Nextel International,” “we,” “our” and “us” refer to the combined businesses of Nextel International, Inc. and its consolidated subsidiaries. Nextel International, which was incorporated in 1996, is an indirect, substantially wholly owned subsidiary of Nextel Communications, Inc. Nextel Communications provides digital wireless communications services throughout the United States. Nextel Communications files periodic and other reports with the Securities and Exchange Commission under the requirements of the Securities Exchange Act of 1934. More detailed and specific information concerning Nextel Communications is contained in those reports.

      Except as otherwise indicated, all dollar amounts are expressed in U.S. dollars and references to “dollars” and “$” are to U.S. dollars. All consolidated historical financial statements contained in this report are prepared in accordance with U.S. generally accepted accounting principles.

      Our principal executive office is located at 10700 Parkridge Boulevard, Suite 600, Reston, Virginia 20191. Our telephone number at that location is (703) 390-5100.

B.  Overview

      Through our operating subsidiaries and affiliates, we provide wireless communications services in five of the largest cities in Latin America and three of the largest cities in Asia. As of December 31, 1999, our markets included about 397 million people, of which about 144 million were in Latin America. On a proportionate basis, based on our ownership interests in our operating subsidiaries and affiliates as of December 31, 1999, our markets included about 197 million people, of which about 134 million were in Latin America. We are the largest specialized mobile radio (“SMR”) service provider in Brazil and Mexico, and we hold the largest SMR channel position in Argentina.

      Our primary business strategy is to serve the mobile wireless communications needs of business customers in various emerging international markets, with a particular emphasis on Latin America, where we currently own and operate mobile wireless communications service providers in Mexico, Brazil, Argentina and Peru. We also hold minority investor positions in mobile wireless communications companies in Canada, Japan and the Philippines and have participated as a minority investor in a Chinese joint venture formed to construct and operate a Global System for Mobile Communications (“GSM”) cellular network in Shanghai, Peoples Republic of China (the “Shanghai GSM System”).

      We have targeted our investment and operations to date principally in Latin America to capitalize on what we consider to be strong growth opportunities for our business offerings in our Latin American market areas. In particular, we are encouraged by reported statistics, such as the following:

•	Strong subscriber growth. — As of December 31, 1999, there were an estimated 25.8 million mobile wireless subscribers in the region versus about 16.4 million subscribers at the end of 1998.

•	Low penetration. — Mobile wireless penetration is below 10% in Latin America as compared with 40% in Europe, 30% in Asia and 26% in the United States.

•	Increased wireless usage. — In some Latin American countries, mobile wireless usage now exceeds reported fixed line usage.

      To execute our strategy, we are using our strong SMR channel position in Latin America as well as Nextel Communications’ marketing expertise, product development skills and purchasing power to provide integrated digital wireless services to our growing subscriber base of business customers and to expand our digital enhanced specialized mobile radio (“ESMR”) networks in our markets. We use “iDEN®,” or integrated Digital Enhanced Network technology, developed by Motorola, Inc., to provide our ESMR services. Through our operating subsidiaries or affiliates, we launched commercial digital ESMR service under the brand name “Nextel™” in São Paulo and Buenos Aires in the second quarter of 1998; Rio de Janeiro, Manila and Mexico City in the third quarter of 1998; Rosario, Argentina in the fourth quarter of 1998; and Lima, Peru in the second quarter of 1999. Additionally, in the second half of 1998, our Japanese affiliate, Nexnet Co., Ltd. (“Nexnet”), formerly known as J-Com Co., Ltd., introduced commercial digital ESMR service under the brand name “NEXNET™” in the Kanto region of Japan, which includes Tokyo. We also provide two-way analog SMR communication services, principally in those markets in Latin America where we have not yet deployed digital technology.

      We own majority controlling interests in wireless communications companies in Brazil, Mexico, Argentina and Peru. We also own equity interests in, and actively participate in the management of, wireless communications services companies in the Philippines and Japan. In addition, we own about 14.5% of the equity interest in Clearnet Communications, Inc. (“Clearnet”), a Canadian wireless communications company. We do not actively participate in the day-to-day management or in the formulation of the business plans or policies of Clearnet. As of December 31, 1999, we also had a contractual right through a Chinese joint venture to receive 12.1% of the profits generated by the Shanghai GSM System. However, on March 17, 2000, at the request of the Chinese government, we terminated our participation in the Shanghai GSM System. See “— H. Nextel International’s Operations and Investments — 8. Shanghai, People’s Republic of China.” The wireless communications services companies that we own or have interests in, including the joint venture for the Shanghai GSM System, are referred to collectively as the “Operating Companies.”

      A subscriber unit is the handset device through which we deliver our services to our customers. At December 31, 1999 our Operating Companies had a total of about 1,245,000 digital subscriber units in service, and our share, based on our proportionate ownership interests in our Operating Companies, was 403,500 subscriber units in service.

C.  Business Strategy

      Our principal business objective is to become a major wireless telecommunications services provider in selected markets outside the United States with a primary focus on serving the mobile wireless communications needs of business customers in targeted major metropolitan markets in Latin America. We expect to achieve this objective by:

•	leveraging Nextel Communications’ expertise in serving business customers in the United States;

•	offering new and differentiated products and services developed by or for Nextel Communications and proven commercially in its United States markets;

•	upgrading our analog SMR networks to digital ESMR networks; and

•	improving the scope, reach and utility of our digital ESMR networks.

The key elements of our strategy include the following:

      Capitalize on Leading Position. We hold licenses covering more SMR channels than any other SMR or ESMR system operator in Brazil and Argentina. In addition, based on our channel positions, we are among the largest SMR and ESMR service providers in our principal markets in Mexico, Peru, Japan and the Philippines.

      Expand Capacity and Services by Providing Digital Enhanced Services. We are expanding and enhancing our existing digital ESMR networks and upgrading our analog SMR networks to digital ESMR networks using Motorola’s iDEN technology. The expansion and enhancement of our network is designed to improve the quality of our service within our existing markets as well as to expand the reach of our service to a larger geographic area. The upgrade to digital ESMR networks allows us to increase the capacity and quality of our mobile wireless services significantly beyond analog SMR service and also to offer, in a single digital subscriber unit, additional services and advanced features. See “— H. Nextel International’s Operations and Investments.”

      Provide a Broad International Network. We are deploying a broad international digital wireless network that will provide roaming capabilities, particularly to customers of the Operating Companies as they travel throughout North and South America, on a single digital subscriber unit. During the second quarter of 2000, we expect to launch Nextel WorldwideSM with the introduction of the i2000TM subscriber unit. The i2000, which is manufactured by Motorola, is a dual mode handset that operates on both the iDEN technology and the GSM digital wireless technology, which has been established as the current digital cellular communications standard in Europe and to a large extent in Asia. The i2000 allows seamless digital roaming in more than 40 countries worldwide with the convenience of one phone, one number and one bill.

      We believe that our current network constitutes one of the largest digital ESMR wireless communications systems in Latin America that utilizes a single digital transmission technology. Our digital ESMR networks are being designed, constructed and implemented to deliver uniform functionality. This uniformity will allow us to provide the same package of integrated, multiple-feature digital wireless communications services throughout each market that we serve. Through Nextel Communications, we have international roaming agreements with telecommunications carriers in over 40 countries, including all of the Latin American markets that we currently serve, the United States, Spain, Italy, Portugal and Germany, as well as with other carriers in Europe, Asia and Latin America.

      Accelerate High Quality Subscriber Growth. We are focused on serving the needs of business customers and believe that our integrated service offers the breadth of services they require at the best value. To increase our subscriber base, we are enhancing and expanding our digital ESMR network, strengthening our sales distribution channels, implementing marketing programs and promotions that have been proven in Nextel Communications markets and introducing new products and services such as international roaming. In addition, we are working closely with various industry associations and governmental agencies in several key markets, including Brazil, with a goal to eliminate some of the regulatory restrictions that limit our ability to offer our services effectively and competitively.

      Benefit from Relationships with Nextel Communications and Motorola. Nextel Communications is the largest SMR and ESMR provider in the United States. We intend to continue to access the technology, supplier relationships, network development and marketing expertise of Nextel Communications. These relationships are critical as we upgrade our digital ESMR networks and provide new products and services to expand our subscriber base. In addition, we believe that we will continue to benefit from our relationship with Motorola, which supplies Nextel Communications and us with network equipment, subscriber units and related services.

      Maintain Active Management Role. We have acquired controlling ownership and management positions in our principal markets to the extent local law allows foreign ownership or management control positions. As of December 31, 1999, we had a controlling interest in the Operating Companies in Brazil, Mexico, Argentina and Peru. Where we hold less than a majority interest in an Operating Company, we manage our investment through contractual arrangements to ensure our representation on the board of directors or comparable governing body and/or enable our veto or approval of significant corporate actions. We actively participate in the management of each Operating Company in which we hold less than a majority interest, except Clearnet and, prior to the termination of our participation on March 17, 2000, the Shanghai GSM System, by assisting them in:

•	selecting key members of the local management team;

•	deployment of technology and infrastructure;

•	developing business plans and marketing plans in cooperation with local management;

•	maintaining close working relationships with partners, suppliers, regulators and others; and

•	obtaining or arranging for financing.

D.  Fiscal Year 1999 Transactions and Developments

      During 1999, we significantly expanded our digital ESMR networks and increased our subscriber base in key international markets to implement our business strategy. Among the more significant events during the year were the following:

Financial Transactions and Developments

      1.  Issuances of Preferred Stock. During 1999, we received a total of $200.0 million in proceeds from the issuance of 2,000 shares of our series A exchangeable redeemable preferred stock to a wholly owned subsidiary of Nextel Communications. The proceeds of these offerings were used primarily to finance the expansion of our digital ESMR networks and the enhancement of coverage within our existing markets in Latin America as well as to satisfy working capital requirements of our Operating Companies in Brazil, Argentina, Mexico, Peru and the Philippines.

      2.  International Motorola Financing Facility. Under definitive agreements with Motorola Credit Corporation (“Motorola Credit”) that became effective on February 4, 1999, Motorola Credit agreed to provide equipment financing of up to $225.0 million in incremental term loans to us and to our designated Operating Companies (the “International Motorola Financing Facility”) consisting of:

•	up to $100.0 million in loans to reimburse us for payments we or our designated Operating Companies made to Motorola Credit after January 1, 1997 for the purchase of network equipment and related services, including ancillary products and services, by or for the benefit of those Operating Companies (the “Reimbursement Loans”); and

•	up to $225.0 million in loans, less the amount of Reimbursement Loans advanced, to:

•	finance the cost of qualifying future purchases of network equipment and related services, and

•	provide funds to: (1) repay the principal amounts outstanding under the existing financing facility (the “Philippines Motorola Financing”) between Motorola Credit and Nextel Communications Philippines, Inc. (“Nextel Philippines”), formerly known as Infocom Communications Network, Inc., and (2) reimburse us for repaying the principal amounts outstanding under a bridge financing facility between us and Motorola Credit for the benefit of Nextel Philippines (the “Philippines Motorola Bridge Financing”) that was terminated in February 1999.

      Our designated Operating Companies that are entitled to access amounts available under, or to the benefit of, the International Motorola Financing Facility are Comunicaciones Nextel de Mexico, S.A. de C.V. (“Nextel Mexico”), Nextel del Peru, S.A. (“Nextel Peru”), Nextel Philippines, Nexnet and other entities, if any, in which we hold an equity interest that may be so designated in the International Motorola Financing Facility.

      Loans under the International Motorola Financing Facility are scheduled to be repaid in eight equal semiannual installments beginning June 30, 2001 and will mature December 31, 2004. Loans under the International Motorola Financing Facility bear interest at variable rates based upon either the U.S. prime rate or London interbank offered rate (“LIBOR”) and are secured by, among other things, a pledge of the shares of stock that we hold in the designated Operating Companies, a pledge of the shares of stock of other specified direct and indirect subsidiaries and a pledge of the shares of stock of the designated Operating Companies held by specified third party shareholders.

      In February 1999, we borrowed the entire $100.0 million of Reimbursement Loans. In June 1999, we borrowed (1) $14.7 million to repay the principal amounts outstanding under the Philippines Motorola Financing and (2) $8.6 million to reimburse us for repaying the principal amounts outstanding under the Philippines Motorola Bridge Financing. See “ — 8. Nextel International Shareholder Loans — Philippines.” During 1999, an additional $15.8 million was borrowed to fund purchases of network equipment in Mexico, Peru and the Philippines. As of December 31, 1999, about $139.1 million had been borrowed under the International Motorola Financing Facility, leaving about $85.9 million available for additional borrowing.

      On December 22, 1999, we notified Motorola Credit of our anticipated noncompliance with financial covenants applicable for the fourth quarter of 1999. On December 27, 1999, Motorola Credit agreed to waive compliance with the financial covenants on the condition that the parties enter into an amendment to the International Motorola Financing Facility during the first quarter of 2000. On March 22, 2000, we and Motorola Credit entered into the contemplated amendment to the International Motorola Financing Facility, which, among other things, eliminates the 1999 issues with respect to financial covenant compliance and addresses cure mechanisms for any future financial covenant compliance issues.

      3.  International Motorola Incremental Facility. On December 16, 1999, Nextel Communications, Nextel International and Motorola Credit entered into an agreement under which Motorola Credit committed to provide $56.6 million in incremental term loans to us for working capital purposes (the “International Motorola Incremental Facility”). We borrowed the full $56.6 million on January 6, 2000. Those loans will mature on December 31, 2001 and bear interest at variable rates based upon either the U.S. prime rate or LIBOR. The loans are secured by a pledge of all of our shares of stock of Clearnet.

      4.  Subscriber Unit Purchase Agreements. At various times during 1999, Nextel Mexico, Nextel Peru, and Nextel Philippines entered into subscriber unit purchase agreements with Motorola that established payment terms for the purchase of Motorola manufactured subscriber units and related accessories. We guaranteed payments under the subscriber unit purchase agreement for Nextel Mexico, Nextel Peru and Nextel Philippines. In 1999, we also entered into a subscriber unit purchase agreement with Motorola that established payment terms for purchases of subscriber units and related accessories by Nextel Argentina S.R.L. (“Nextel Argentina”).

      5.  Argentina Credit Facility. In March 1999, Nextel Argentina notified the administrative agent under its $100.0 million secured credit facility (the “Argentina Credit Facility”) of its anticipated noncompliance with some of the financial covenants under the facility. Nextel Argentina received a waiver from the lenders under the facility with regard to those covenants for the first quarter of 1999. Effective May 26, 1999, Nextel Argentina and the lenders under the Argentina Credit Facility amended the facility to modify several financial covenants. As a condition to the effectiveness of those amendments, we entered into capital subscription agreements under which we contributed equity of $84.1 million to Nextel Argentina during 1999 and are required to contribute additional equity of $83.5 million during 2000, $19.5 million during 2001 and $49.5 million during the first nine months of 2002.

      In November 1999, Nextel Argentina notified the administrative agent of its anticipated noncompliance with some of the financial covenants applicable in the fourth quarter of 1999. Effective December 8, 1999, Nextel Argentina and the lenders under the Argentina Credit Facility amended the facility to modify several financial covenants applicable to the fourth quarter of 1999 and the first quarter of 2000.

      As of December 31, 1999, Nextel Argentina had borrowed $100.0 million under the Argentina Credit Facility. Nextel Argentina is in compliance with all financial covenants contained in the facility, as amended.

      6.  Motorola Argentina Incremental Facility. Effective May 26, 1999, and concurrent with the effectiveness of other amendments to the Argentina Credit Facility, Motorola Credit agreed to provide up to $50.0 million in loans to Nextel Argentina as incremental term loans under the modified Argentina Credit Facility (the “Motorola Argentina Incremental Facility”) for purchases of qualifying network equipment and related services. As of December 31, 1999, Nextel Argentina had borrowed $8.3 million of these incremental loans under the Motorola Argentina Incremental Facility, leaving $41.7 million available for additional borrowing.

      7.  Brazil Motorola Financing. In 1999, McCaw International (Brazil), Ltd. (“McCaw Brazil”) notified Motorola Credit of its noncompliance with some of the financial covenants under the $125.0 million equipment financing agreement (“EFA”) between McCaw Brazil and Motorola Credit. Motorola Credit agreed to waive compliance with those financial covenants on the condition that we agree to committed capital contributions and the parties enter into an amendment to this agreement during the first quarter of 2000. On March 24, 2000, McCaw Brazil and Motorola Credit entered into this amendment to the EFA, which, among other things, eliminates the 1999 issues with respect to financial covenant compliance and addresses cure mechanisms for any future financial covenant compliance issues.

      8.  Nextel International Shareholder Loans — Philippines. On June 18, 1999, we committed to provide up to $50.0 million in loans to Nextel Philippines (the “Philippines Loans”) from funds available under the International Motorola Financing Facility. The Philippines Loans are evidenced by a note issued by Nextel Philippines and the proceeds were used to: (1) finance the cost of purchases of network equipment and related services from Motorola during 1999; (2) repay the entire $14.7 million outstanding under the Philippines Motorola Financing; and (3) reimburse us for repaying, in February 1999, the entire $8.6 million outstanding under the Philippines Motorola Bridge Financing. The principal of the Philippines Loans is payable in eight equal semi-annual installments on each June 30 and December 31, commencing June 30, 2001. The loans bear interest at variable rates based upon the U.S. prime rate or LIBOR. As of December 31, 1999, the outstanding Philippines Loans related to the International Motorola Financing Facility totaled about $24.5 million.

Operational Transactions and Developments

      1.  Brazil Currency Devaluation. During 1999, there was a devaluation and significant fluctuations in the value of the Brazilian currency, the real, relative to the U.S. dollar. As a result of the devaluation, we recorded a pre-tax charge of about $57.0 million in our consolidated statement of operations for 1999 related to foreign currency transaction losses associated with our Brazilian operations. In addition, we recorded a negative translation adjustment on our balance sheet of about $126.5 million based on the exchange rate as of the reporting period ended December 31, 1999.

      2.  Brazil Ownership. On January 30, 1997, we purchased 81.0% of the outstanding capital stock of McCaw Brazil from Telcom Ventures, LLC (“Telcom Ventures”) and various affiliated and unaffiliated investors (collectively, with Telcom Ventures, the “Founders Group”). McCaw Brazil owns, through Nextel S.A., a 95% ownership interest in Nextel Telecomunicações Ltda. (“Nextel Brazil”), our principal Operating Company in Brazil. Under a shareholders agreement among the shareholders of McCaw Brazil dated January 29, 1997 (the “McCaw Brazil Shareholders Agreement”), the Founders Group, acting through Telcom Ventures, had the right to defer until April 29, 1999 the contribution of its pro rata share of any capital contributions that we made to McCaw Brazil up to that date without suffering any dilution of the Founders Group’s ownership interest or right to receive dividends and other cash or noncash distributions. The Founders Group ultimately did not make these capital contributions by April 29, 1999 in accordance with the relevant terms of the McCaw Brazil Shareholders Agreement, which has resulted in the proportionate dilution of its equity interest in McCaw Brazil. Consequently, our capital contributions to McCaw Brazil through April 29, 1999 have increased our ownership interest in McCaw Brazil to about 92% of contributed capital and have diluted the ownership interest of the Founders Group in McCaw Brazil to about 8% of contributed capital. The capital contributions, in turn, have increased our ownership in Nextel Brazil, through Nextel S.A., to about 88%. Telcom Ventures, in its individual capacity as a member of the Founders Group, is disputing the resulting reduction in its ownership interest in McCaw Brazil. See “Item 3. Legal Proceedings — McCaw Brazil.”

      3.  Management Changes. On March 24, 2000, Steven M. Shindler was appointed Interim Chief Executive Officer. Mr. Shindler has been a director on our board since May 1997. Mr. Shindler is also Executive Vice President and Chief Financial Officer of Nextel Communications, a position he has held since May 1996. Mr. Shindler succeeded Steven P. Dussek, who had served as our Chief Executive Officer since September 1999. Mr. Dussek had been promoted from his position as our President and Chief Operating Officer, replacing Keith Grinstein, who assumed the position of Vice Chairman. On March 24, 2000, Mr. Dussek was appointed Chief Operating Officer of Nextel Communications. He continues to serve as a director on our board.

      In September 1999, we named Lo van Gemert as President and Chief Operating Officer to replace Mr. Dussek. Before joining us, Mr. van Gemert was President of the North Region of Nextel Communications.

      On January 29, 1999, we named Byron R. Siliezar as our Vice President and Chief Financial Officer and Barry West as our Vice President and Chief Technology Officer. Mr. West also serves as Vice President and Chief Technology Officer for Nextel Communications.

      In September 1999, Heng-Pin Kiang resigned as our Vice President and General Counsel. Mr. Kiang also resigned as our Secretary on November 17, 1999, a position he had held since 1996. In September 1999, Brian A. Vincent resigned as our Vice President of Business Development.

      4.  Corporate Offices. In June 1999, we relocated our principal executive and administrative offices from Seattle, Washington to Reston, Virginia. See “Item 2. Properties.”

E.  Post Fiscal-Year 1999 Transactions and Developments

   1.  Purchase of Motorola International’s Common Equity Shares in Companies in Brazil, Peru and Chile.

      We recently reached an agreement in principle with Motorola International Development Corporation (“Motorola International”) under which we would purchase, for about $72.6 million in cash, all of Motorola International’s shares in the following companies:

•	Nextel Peru;

•	Nextel S.A. (Brazil); and

•	three analog SMR companies wholly owned by Motorola International and operating in Chile.

      If we complete these transactions, we will acquire 190 SMR channels in Chile and increase our equity ownership interest in Nextel Peru from 64% to 95% and in Nextel Brazil through Nextel S.A. from 88% to 92%. Consummation of the transactions contemplated by these agreements is subject to various conditions, including receipt of all necessary governmental and regulatory approvals and, where applicable, compliance with or waiver of other shareholders’ rights of first refusal. In addition, the Chilean transactions are subject to our consummation of an acquisition of specified SMR assets, including SMR channels, under an option agreement between us and a third party. We cannot predict whether or when we and Motorola International will enter into any definitive agreements for the purchase of such shares or whether or when consummation of any of those contemplated purchases might occur.

   2.  Shanghai, Peoples Republic of China Negotiations.

      In July 1999, Shanghai CCT-McCaw Telecommunications Systems Co., Ltd. (“Shanghai CCT McCaw”), a joint venture in which we own a 30.0% interest, was informed by China United Telecommunications Corporation (“Unicom”) that Unicom’s cooperative project with Shanghai CCT McCaw, through which project we have the right to receive 12.1% of the profits of the Shanghai GSM System, had to be terminated because it used a financing structure no longer permitted by Chinese regulations. Unicom requested that the parties commence negotiations to reach mutually acceptable arrangements to terminate the project. In September 1999, Shanghai CCT McCaw also received notice from Unicom advising that cash distributions would no longer be allowed to foreign investors in companies structured like Shanghai CCT McCaw. As of December 31, 1999, the carrying value of our minority interest in Shanghai CCT McCaw was about $15.0 million. On March 17, 2000, Shanghai CCT McCaw signed an agreement with Unicom terminating our cooperation agreement. See “H. Nextel International’s Operations and Investments — 8. Shanghai, People’s Republic of China.”

F.  Wireless Technology

      Currently, three systems provide most mobile wireless communications services in our markets: SMR/ ESMR, cellular/personal communications services (“PCS”) and paging. Each Operating Company utilizes one of these forms of wireless communications.

      Digital ESMR Network Technology. Our digital ESMR networks combine the advanced iDEN technology developed and designed by Motorola with a low-power, multi-site transmitter/receiver configuration that permits frequency reuse. The iDEN technology shares many common components with the GSM technology that has been established as the current digital cellular communications standard in Europe and, to a large extent, Asia, and is a variant of the GSM technology that is being deployed by some PCS operators in the United States. The design of our existing and proposed digital ESMR networks currently is premised on dividing a service area into multiple sites that have a typical coverage area of from less than one mile to thirty miles in radius, depending on the terrain and the power setting. Each site contains a low-power transmitter, receiver and control equipment referred to as the base station. The base station in each site is connected by microwave, fiber optic or telephone line to a computer controlled switching center. The switching center controls the automatic hand-off of cellular calls from site to site as a subscriber travels, coordinates calls to and from a subscriber unit and connects cellular calls to the public switched telephone network. In the case of two-way dispatch, a dispatch application processor provides a call setup, identifies the target radio and connects the subscriber initiating the call to the other subscriber, in the case of a private call, or to a number of other subscribers, in the case of a group call, to whom the call is directed in the requested service area.

      Northern Telecom, Inc. has supplied the mobile telephone switches for our digital ESMR network. At December 31, 1999, we had 6 operational switches and about 900 cell sites constructed and in operation in our digital ESMR networks.

      Currently, there are three principal digital technology formats that are being assessed or proposed for deployment or are deployed currently by providers of cellular telephone service or by various PCS providers or licensees in the United States. One format is time division multiple access, or “TDMA,” digital transmission technology, a version of which, known as three-time slot TDMA, has been and is expected to be deployed by various cellular operators. The second principal format, known as code division multiple access, or “CDMA,” digital transmission technology, has been and is expected to be deployed by various other cellular and PCS operators. The third principal format, known as GSM-PCS, is an updated, up-banded, PCS-adapted version of the TDMA-based GSM digital technology format that has become the standard for digital cellular technology in Europe. GSM-PCS has been deployed and is expected to be deployed by various U.S. PCS operators.

      Although TDMA, CDMA and GSM-PCS are digital transmission technologies that share basic characteristics and areas of contrast to analog transmission technology, they are not compatible or interchangeable with each other. Although Motorola’s proprietary iDEN technology is based on the TDMA technology format, it differs in a number of significant respects from the TDMA technology versions being assessed or deployed by cellular operators and PCS licensees in the United States. These differences may have important consequences.

      The implementation of digital ESMR network design and technology significantly increases the capacity of our existing SMR channels. This increase in capacity is accomplished in two ways.

•	First, each channel on our digital ESMR networks is capable of carrying (1) up to six voice and/or control paths by employing six-time slot TDMA digital technology or (2) up to three voice and/or control paths by employing three-time slot TDMA digital technology. Each voice is converted into a stream of data bits that are compressed before being transmitted, allowing each of the time-slotted voice and/or control paths to be transmitted on the same channel without causing interference. Upon receipt of the coded voice data bits, the digital subscriber unit decodes the voice signal. Using iDEN technology, we achieve about six times improvement in channel utilization capacity for channels used for two-way dispatch service and about three times improvement in channel utilization capacity for channels used for mobile telephone service.

•	Second, our digital ESMR networks reuse each channel many times throughout the market area in a manner similar to that used in the cellular industry.

      The use of six-time slot TDMA technology for two-way dispatch service and three-time slot TDMA technology for mobile telephone service, in combination with our reuse of its licensed frequencies in a cellular-type system design, permits us to utilize our current holdings of SMR spectrum more efficiently.

      Our Digital ESMR Networks. We are designing and constructing digital ESMR networks using iDEN technology to support the full complement of digital wireless services in our markets. Additionally, we are reviewing the option to offer our customers access to new mobile data and Internet connectivity in selected markets, similar to those services being readied for commercial introduction by Nextel Communications in the United States.

      Our digital ESMR networks provide customers desiring mobile telephone services with access to features competitive with those offered by other current wireless communications services, such as the “hand-off” of calls from one site to another and “in-building” signal penetration for improved portable performance in selected high usage areas. In addition to the mobile telephone and two-way dispatch functions, our digital ESMR networks have been designed to include a signaling or paging capability, which also has been built into each digital subscriber unit, to enable the customer to receive alphanumeric short-text messages. In addition, our digital ESMR networks have been designed to offer customers additional features, such as voice mail, call hold, call waiting, no answer or busy-signal transfer, call forwarding, three-way calling and two lines. Working together with Motorola, Nextel Communications and other partners, we have adapted our iDEN-base packet data network to support the standard suite of Internet protocols that will enable more robust two-way mobile data applications and Internet connectivity.

      Though our Operating Companies, we employ this iDEN technology on 800 MHz spectrum holdings in major metropolitan areas located in Argentina, Brazil, Mexico, Peru and the Philippines and on 1.5 GHz spectrum holdings in major Japanese market areas, including Tokyo.

      International Roaming Services. Nextel International has developed, in conjunction with Nextel Communications and Motorola, an international roaming service to be marketed as Nextel Worldwide, which we will commercially launch in all of our Latin American markets and the Philippines during the second quarter of 2000. This service will enable our customers using a dual-mode handset, the i2000, to roam in over 40 countries worldwide with the convenience of one phone, one number and one bill.

      This service is unique in Latin America. No other network currently has this level of digital roaming capability. There are about 20 million airline passengers per year flying between our markets and countries in which either GSM or iDEN networks are operating and are covered by our roaming agreements. We will initially target those travelers for this service.

      Additionally, we will provide roaming services on our networks to customers of providers with whom we have roaming agreements. Currently there are no GSM competitors in the Latin American countries where we have networks. Consequently GSM network operators may choose us as their roaming partner in Latin America. Through Nextel Communications, we currently have over 40 roaming agreements in effect with GSM carriers worldwide.

G.  Nextel International Overview

  1.  Networks

      The following table provides a brief overview of the mobile wireless voice communications systems that are operated by each of the Operating Companies as of December 31, 1999.

				Proportionate
			Total Digital	Digital
	Nextel		Subscribers	Subscribers
	International		as of	as of	Start Date of
Market	Ownership	System Type	12/31/99	12/31/99	Commercial Services

			(thousands)	(thousands)

Brazil(1)	88%	SMR/ ESMR	133	117	October 1994/May 1998

Mexico	100%	SMR/ ESMR	67	67	September 1993/September 1998

Argentina	100%	SMR/ ESMR	59	59	February 1997/June 1998

Peru(2)	63%	SMR/ ESMR	20	12	April 1995/June 1999(2)

Philippines	38%	ESMR	31	12	July 1998

Canada(3)	14.5%	SMR/ ESMR/ PCS	559	87	April 1994/October 1996/ October 1997

Japan	21%	SMR/ ESMR	45	10	May 1997/ July 1998

China (Shanghai)(4)	12.1%	GSM	331	40	June 1995

Total			1,245	404

(1)	Through our 92% equity interest in McCaw Brazil, and Nextel S.A.’s 95% equity interest in Nextel Brazil, the holding company for Nextel Brazil’s operations, we hold an 88% equity interest in Nextel Brazil. We have reached an agreement in principle with Motorola International to purchase all of Motorola International’s shares in Nextel S.A., which represents the remaining 5% of the equity interest in Nextel S.A. See “— E. Post Fiscal-Year 1999 Transactions and Developments — 1. Purchase of Motorola International’s Common Equity Shares in Companies in Brazil, Peru and Chile.”

(2)	We launched commercial ESMR service in Lima, Peru in the second quarter of 1999.

(3)	Clearnet launched commercial ESMR services in 1996 and PCS services in 1997 in Canada’s largest urban centers. The subscriber numbers include ESMR and PCS services.

(4)	Represents our share of profits from the participation arrangements relating to the Shanghai GSM System. We terminated our cooperation agreement in the Shanghai GSM System on March 17, 2000. See “— H. Nextel International’s Operations and Investments — 8. Shanghai, People’s Republic of China” and “— E. Post Fiscal-Year 1999 Transactions and Developments — 2. Shanghai, Peoples Republic of China Negotiations.”

  2.  Markets

      We primarily target emerging markets characterized by strong long-term economic growth prospects, highly concentrated population centers and favorable competitive environments.

      Strong Economic Growth Prospects. We operate primarily in Latin America and, to a lesser extent, in other international markets that we believe offer favorable long-term economic growth prospects.

      Highly Concentrated Population Centers. We primarily focus our operations in the major population centers of Latin America, currently including São Paulo, Rio de Janeiro, Buenos Aires, Mexico City and Lima. These cities are characterized by extremely high population densities and a relatively high concentration of the country’s wealth. In addition, vehicle traffic congestion, low landline penetration and unreliability of the telecommunications infrastructure encourage the use of mobile wireless communications services in these cities.

      Favorable Competitive Environments. Compared to the U.S., there have been relatively few licensed wireless communications service providers operating in most of the emerging markets in which we operate.

With the advent of privatization programs and the deregulation of telecommunications markets, competition has begun to increase.

      Where we believe attractive opportunities exist, we also make strategic investments in entities that operate digital ESMR systems in developed markets, such as in Canada and Japan.

  3.  Spectrum Position

      Our markets represent one of the largest international wireless footprints, covering about 397 million people as of December 31, 1999. Our current spectrum strategy focuses on strengthening our channel position in our existing markets in Latin America. We also may seek to acquire on an opportunistic basis SMR channels or other mobile wireless communications services in selected urban centers that have attractive economic characteristics.

      To construct a viable digital ESMR network utilizing the iDEN technology platform, we believe that at least 100 SMR channels are necessary in any given market. We estimate that each SMR channel has the capacity to provide service to about 100 subscribers using analog SMR technology. By deploying digital technology we will significantly increase subscriber capacity. Moreover, our large channel position reduces capital expenditures required to upgrade to digital networks. We own or have options to acquire at least 100 channels in each of the principal markets in which we have constructed or intend to construct digital networks. In smaller markets, we expect to continue to focus our efforts on growing our analog SMR operations and subscriber base where we can do so profitably.

  4.  Network Implementation, Design and Construction

      Our networks are in various stages of development and deployment. Our critical design criteria for expanding and enhancing our digital ESMR networks include the following:

•	contiguous wide area coverage of substantially all of the major population areas and traffic corridors in our licensed areas;

•	signal quality comparable to that currently provided by existing cellular and/or PCS carriers in a given licensed area;

•	call “hand-off” for mobile telephone service throughout the digital ESMR networks;

•	minimization of blocked and dropped calls, consistent with recognized industry performance targets;

•	regulatory authorizations necessary to offer enhanced services such as mobile telephone service, data transmission and short-text messaging services; and

•	cost-efficient routing of calls to minimize local interconnection costs and toll charges and to provide maximum utilization of our digital ESMR network facilities.

      Careful frequency planning and system design are necessary prior to commencing digital ESMR network construction to ensure satisfactory coverage over the entire network. Frequency planning involves the selection of specific areas in our markets for the placement of transmitter sites and the identification of specific frequencies that will be employed at each site in the initial configuration.

      In addition to frequency planning and system design, the implementation of our digital ESMR wireless networks requires site acquisition, equipment procurement, construction, equipment installation, testing and optimization. A site is selected on the basis of its proximity to targeted customers, the ability to acquire and build the site and frequency propagation characteristics. Site procurement efforts include obtaining leases and permits and, in many cases, zoning approvals. Once the requisite governmental approvals are obtained, the preparation of each site, including grounding, ventilation, air conditioning and construction, typically takes three months, while equipment installation, testing and optimization generally takes at least an additional four weeks. Following commencement of system operations in a selected market, we expect to add new sites to our digital ESMR networks continually to improve coverage, quality and capacity.

      Any scheduled build-out and/or expansion may be delayed due to the need to obtain additional financing as well as typical construction and other delays. See “— L. Risk Factors — 2. We will need substantial amounts of financing over the next several years” and “— L. Risk Factors — 6. Our success depends on our ability to manage the expansion of our operations.”

  5.  Marketing

      Most of our Operating Companies market their wireless communications services primarily to business customers and mobile work forces, such as service companies, security firms, contractors and delivery services. We believe that companies with mobile work forces represent growing sectors of the economies in our markets. These types of businesses often need to provide their personnel with the ability to communicate directly with one another, either on a one-to-one or one-to-many basis. By expanding and enhancing our digital ESMR network, we will increase significantly the quality and capacity of our wireless communications networks utilizing SMR frequencies and be in a position to offer a broader array of digital wireless services to a larger customer base. For a more detailed description of the marketing focus of each Operating Company, see the “Marketing” discussion for each Operating Company under “— H. Nextel International’s Operations and Investments.”

  6.  Competition

      In each of the markets where our Operating Companies operate or will operate, we compete or will compete with other communications services providers, including landline telephone companies and other wireless communications companies. Many of our competitors are well-established companies with substantially greater financial and marketing resources, larger customer bases and better name recognition than we have. In addition, many existing telecommunications enterprises in the markets in which our Operating Companies conduct business have successfully attracted significant investments from multinational communications companies. Because of their financial resources, these competitors may be able to reduce prices to gain market share. We expect that the prices we charge for our products and services will decline over the next few years as competition intensifies in our markets. Because iDEN technology is not compatible with non-GSM cellular or PCS technologies, our customers will not be able to roam on non-GSM cellular or PCS systems. Further, they will not be able to roam on GSM systems unless they elect to use dual-band phones that are compatible both with iDEN and GSM. Even then, they would be limited to roaming on the systems of GSM operators with which we have the benefit of Nextel Communications’ roaming agreements. At present, the i2000 subscriber unit developed by Motorola, which will enable our customers to roam on GSM cellular systems operated by other providers, is the only dual-band phone that we expect will be available to our customers in the foreseeable future. See “— L. Risk Factors — 7. We rely principally on one supplier to implement our digital ESMR networks”. Accordingly, those customers will not have coverage outside of our coverage area until:

•	we build out additional digital ESMR networks in areas outside our existing markets, either as full-scale commercial markets or as “roamer” markets;

•	other SMR operators deploy the iDEN technology in markets outside of our coverage area and we enter into roaming agreements with those operators; or

•	multi-band and/or multi-mode subscriber units that can be used on iDEN and other non-GSM wireless communications networks become available and the Operating Companies enter into roaming agreements with other wireless communications providers in the applicable markets. For a more detailed description of the competitive factors affecting each Operating Company, see the “Competition” discussion for each Operating Company under “H. Nextel International’s Operations and Investments.” See also “— L. Risk Factors — 4. Our future performance depends on our ability to compete in the highly competitive wireless communications industry.”

      In addition, the various regulatory bodies in the countries where our Operating Companies conduct their businesses impose or may impose limitations that adversely affect our competitive position. For example, the Brazilian SMR regulations impose limitations or restrictions on our Brazilian subsidiary that are not imposed on other Brazilian wireless service providers. Accordingly, those regulations may limit our ability to compete effectively with other wireless communications service providers in Brazil. See “— H. Nextel International’s Operations and Investments — 1. Brazil — d. Regulatory and Legal Overview.”

H.  Nextel International’s Operations and Investments

  1.  Brazil

      a.  Operating Company Overview.

      Nextel Brazil provides digital ESMR and/or analog SMR services on a commercial basis in 28 cities in Brazil, including the major metropolitan centers of São Paulo, Rio de Janeiro, Belo Horizonte, Porto Alegre and Brasilia, under the tradename “Nextel™.” Nextel Brazil launched commercial digital ESMR service in São Paulo during the second quarter of 1998 and in Rio de Janeiro during the third quarter of 1998. Nextel Brazil currently has channel licenses covering 62.4 million people.

      As of December 31, 1999, Nextel Brazil, through its subsidiaries and affiliates, provided service to about 133,000 digital subscriber units.

      Nextel Brazil’s operations are headquartered in São Paulo, with branch offices in nine other major cities. As of December 31, 1999, Nextel Brazil’s subsidiaries and affiliates had 812 employees.

      b.  Marketing.

      Nextel Brazil offers both a broad range of options and pricing plans designed to meet the specific needs of its targeted business customers. It currently offers digital ESMR dispatch only plans and integrated service plans, including dispatch and interconnect, in São Paulo and Rio de Janeiro, and analog SMR dispatch and integrated service plans in its other markets. In accordance with the requirements of Brazilian SMR regulations, Nextel Brazil markets its services to businesses and not to individuals. Nextel Brazil’s target markets are businesses with mobile workforces, such as those engaged in transportation, construction and security services. Nextel Brazil also targets utilities and government agencies. Nextel Brazil utilizes both a direct sales force as well as dealers and independent agents. As of December 31, 1999, Nextel Brazil had 213 direct sales representatives and about 47 dealers and independent agents. In 1999, independent distributors accounted for about 30.0% of its total sales.

      c.  Competition.

      Nextel Brazil is the largest analog SMR and digital ESMR service provider in Brazil. In addition, Nextel Brazil has the largest SMR channel position in Brazil.

      Nextel Brazil competes with other analog SMR service providers that operate analog SMR networks and with cellular service providers in Brazil. Other SMR service providers include: MComCast S.A. (“MComCast”), Splice Com S.A. (“Splice do Brasil”), Teleglobal S.A. and Unical S.A.

      Until 1998, all local, long distance and cellular telecommunications services in Brazil were provided by Telecomunicaçoes Brasileiras S.A., a government-owned holding company, referred to as “Telebras,” and its operating subsidiaries. In July 1998, the Government of Brazil privatized Telebras by dividing Telebras into twelve separate telecommunications companies and selling a controlling interest in each newly created company by auction. Since the privatization of Telebras, each cellular market that was served by Telebras is now served by one of eight cellular companies created by the privatization, including: (1) Telesp Celular S.A., which is controlled by Portugal Telecom, in São Paulo; (2) Tele Sudeste Celular S.A., which is controlled by a consortium led by Telefonica de España S.A., in Rio de Janeiro and Espirito Santo and (3) Tele Centro Oeste Celular S.A., which is controlled by Splice do Brasil, in Brasilia and other central cities. Additionally, the Government of Brazil has divided the Brazilian market into ten cellular regions, and, during 1997 and 1998, awarded band B cellular licenses covering all ten regions in Brazil. Accordingly, in several markets in Brazil, including the city of São Paulo, there are two cellular service providers. In May 1998, BCP Telecomunicaçoes S.A., an affiliate of BellSouth Corp., began offering digital cellular service in São Paulo. Nextel Brazil competes with at least one of these companies in the markets where it is licensed to provide communications service. See also “— d. Regulatory and Legal Overview.”

      d.  Regulatory and Legal Overview.

      On November 3, 1997, the Brazil Ministry of Communications issued new regulations governing SMR service providers in Brazil. Ordinance 557, which adopted Regulation (“Norma”) 14/97, imposes limits on the types of customers that an SMR provider can serve, the number of telephone numbers that can be granted to an SMR provider, the amount of interconnect traffic allowed with respect to an SMR provider’s network and the number of SMR channels a provider can hold in a particular area. Norma 14/97 also provides for consolidation of multiple licenses under one license and various technical specifications for wireless communications networks.

      The Agencia Nacional de Telecomunicaçoes, (“Anatel”), is an independent agency in charge of regulating telecommunications services and performing many of the tasks formerly performed by the Brazil Ministry of Communications. Anatel is responsible for the implementation of Norma 14/97, issuing specific regulations and licenses, including concessions, authorizations and permissions, and applying the relevant penalties for each segment of telecommunications services. Anatel is governed by a board of directors composed of five members appointed by the President of Brazil after approval by the Brazilian Senate.

      Norma 14/97 requires that SMR service be provided only to legal entities or groups of legal entities that perform specific activities. SMR service may not be provided to individual subscribers and all SMR subscriber units must be capable of providing dispatch service. The telephone numbers granted to an SMR provider by Anatel cannot exceed 50.0% of the total number of SMR mobile subscriber units that the SMR service provider projects to be in operation in accordance with its schedule for the deployment of services.

      Norma 14/97 prohibits practices by an operator of a public switch telecommunications network (“PSTN”) that inhibit competition or procedures that result in discrimination of any kind against SMR license holders. Accordingly, Norma 14/97 contemplates that each SMR provider may obtain interconnect to the PSTN. If interconnect negotiations do not produce an interconnection agreement within 60 days of the commencement of negotiations or if full interconnection is not implemented within 90 days of the conclusion of negotiations, either party to the negotiation may refer the matter to Anatel for resolution. Nextel Brazil has executed an interconnection agreement for the provision of interconnect services on its digital ESMR network in São Paulo and Rio de Janeiro and has obtained blocks of telephone numbers for the provision of interconnect services on its digital ESMR networks in those cities.

      Norma 14/97 also limits the volume of interconnect traffic for SMR service providers. Norma 14/97 provides that within an SMR service provider’s network, the volume of traffic interconnected to the PSTN cannot exceed one-third of the sum of intra-network traffic volume and outgoing calls interconnected to the PSTN. For purposes of calculating the number of intra-network calls, each subscriber unit called during a one-to-many dispatch call counts as one intra-network call. Traffic volumes are evaluated every four months. In the event that the interconnect regulations are violated by a license holder, the licensee is subject to the imposition of penalties under Norma 14/97, including suspension of its license.

      In addition, Norma 14/97 provides that SMR license holders may not hold more than 200 SMR channels in any geographic area. Norma 14/97 permits SMR licensees that are under common ownership or control to request Anatel to consolidate their SMR channels under specified circumstances, subject to the 200 channel limitation, under one SMR licensee. Nextel Brazil filed timely requests to consolidate the ownership of its SMR licenses in each of its markets in Brazil. As of December 31, 1999, Anatel had approved the consolidation of Nextel Brazil’s SMR licenses under common ownership or control under one SMR licensee in eight cities, including São Paulo, Rio de Janeiro and Belo Horizonte. As to the remaining cities in Brazil where Nextel Brazil has applied for approval to consolidate the ownership of its SMR licenses, there can be no assurance that Anatel will grant that approval. Upon approval of the remaining applications by Anatel, we intend (1) to request permission from Anatel to merge the SMR licensees holding the consolidated channels be merged into a subsidiary of Nextel Brazil and (2) to cause the Nextel Brazil subsidiaries that no longer hold SMR channels to be merged into a subsidiary of Nextel Brazil or be dissolved.

      Nextel Brazil’s interests in licensees holding 500 of its 2,245 SMR channels in Brazil are structured under a number of option agreements that were entered into with the shareholders of the respective corporate licensees of those channels. Under these option agreements, Nextel Brazil has acquired, through its subsidiaries, a minority interest not exceeding 49% in each licensee. Although Nextel Brazil has exercised the options under all of the option agreements to acquire the remaining equity interest in these licensees, the actual transfer of the balance of the ownership interest in each licensee is subject to the approval of Anatel. Anatel can only approve a change of control after commercial operations commence, and Nextel Brazil has not yet met the installation requirements for a significant portion of the SMR channels that are the subject of the option agreements. Nextel Brazil’s subsidiaries are currently installing analog SMR systems for a significant portion of the channels and are in discussions with Anatel regarding their proposed installation and loading plan. To the extent Nextel Brazil is not able to acquire the balance of the ownership interest in a particular licensee, we believe that Nextel Brazil would maintain its contractual right under a service agreement to render management services for the operations subject to the SMR channel license held by that licensee and receive fees under that service agreement. Nextel Brazil, however, would not own the license, and its rights with respect to the license could be limited. We cannot be certain that Anatel will not challenge the validity of these service agreements. All of Nextel Brazil’s SMR channels in São Paulo and Rio de Janeiro are indirectly and entirely owned by Nextel Brazil are not held under option agreements or covered by the proposed installation and loading plan referred to above. While we believe that we will receive Anatel approval for the installation and loading plan and Anatel approval for transfer of control when we have met the installation requirements under that plan and commenced commercial operations, no assurance can be given that those approvals will be obtained.

      Since July 13, 1994, the Brazil Ministry of Communication’s practice had been to grant SMR licenses for a 15-year period and, upon application, to renew those licenses for an equal period. Some of the SMR licenses granted prior to July 13, 1994 were granted for a term of five years, and we have been informed by the Brazil Ministry of Communications that those licenses have been automatically extended for a term of 15 years from their original issuance date.

      The Brazil Ministry of Communications has previously established comprehensive operating standards and requirements applicable to SMR licensees that remain in effect notwithstanding the enactment of Norma 14/97. A licensed holder of SMR channels is required to meet specified installation and minimum loading requirements. The SMR licensee must submit an installation and loading proposal and must commence commercial operation within the term indicated in its proposal, which cannot exceed 24 months. The licenses for channels that have not been installed and loaded are subject to revocation by Anatel, except in the event of the occurrence of specified circumstances beyond the control of the licensee. In addition, specified SMR equipment must be installed within 12 months after receiving an SMR license from Anatel. Additional installation time may be permitted if more than four repeater stations are being installed. The installation time also may be extended at the discretion of Anatel if circumstances beyond the control of the licensee contribute to the delay. Under the former rules, which still apply to the Brazilian Operating Companies’ SMR licenses, the period for installation of the equipment was 12 months, which could be extended, in case of occurrence of events beyond the control of the license holder, at the discretion of the Brazil Ministry of Communications. Additionally, the SMR licensee must load 30 mobile stations for each 25 KHz channel and 15 mobile stations for each 12.5 KHz channel within 12 to 24 months from the date of commencement of commercial operations, depending on the population of the coverage area of the SMR license. After four years, each 25 KHz channel must have been loaded with at least 70 mobile stations and each 12.5 KHz channel must have been loaded with at least 35 mobile stations. The SMR licensee must evidence its compliance with these requirements by submitting a list of its subscribers to Anatel. Anatel has challenged Nextel Brazil on the applicable installation and minimum loading requirements with respect to licenses covering a total of 1,885 SMR channels, including the channels covered by the option agreements, in a number of cities outside of São Paulo and Rio de Janeiro. Nextel Brazil has filed timely responses to these challenges, but to date Anatel has not rendered a decision, and there is no assurance that Anatel will rule favorably. We cannot be certain that Anatel will not take action in response to the alleged failure to comply with these installation and loading requirements, including the cancellation of relevant SMR channels, that would have an adverse impact on Nextel Brazil.

      Any Brazilian company headquartered in Brazil is eligible to obtain licenses to operate SMR services. There are no limitations on foreign ownership of these companies. Under Brazilian law, however, new SMR licenses can only be obtained through a public bid.

      In 1997, the Brazilian Ministry of Communications released new SMR rules, which govern a number of technical issues. The new SMR rules (1) permit the combination of adjacent channels in specified frequencies in the 400 MHz, 800 MHz and 900 MHz band and (2) mandate the use of digital technology for SMR systems operating in channels 401 to 600 of the 806-821 MHz and 851-866 MHz bands. The new SMR rules also provide that channels 001 to 400 of the above referenced bands will be the object of a study addressing the prospective regrouping of those channels for application in systems using digital technology. In addition, Norma 14/97 established that the Brazil Ministry of Communications by request of all licensees involved can change the SMR channels consigned to those licensees provided that this alteration:

•	does not involve channels intended exclusively for digital modulation techniques, according to the SMR implementation planning;

•	exclusively includes channels already consigned to the interested parties;

•	involves only channels that are in the same radio frequency band and refer to the same service rendering area; and

•	provides each permit holder with the same number of consigned channels.

      Because the new SMR rules allow SMR operators to combine adjacent channels to create contiguous blocks and may provide for a regrouping of SMR channels to create more contiguous blocks in the future, SMR operators may have additional technology choices available to them. Although we do not believe that the new SMR rules will materially affect our technology decisions or the attractiveness of Nextel Brazil’s product or service offerings, the new SMR rules and technology decisions by other SMR operators, including existing and future competitors, may increase competition in Brazil.

      Nextel Brazil has had numerous meetings and discussions with various Brazilian governmental and regulatory authorities, including representatives of the Brazil Ministry of Communications and Anatel, regarding its ownership and operation of SMR frequencies and its operation of its digital ESMR networks in Brazil. These discussions have been informal and are not binding on the regulatory authorities. Although we expect that further clarifying interpretations and refinements will be promulgated by the appropriate Brazilian governmental and regulatory authorities in the future, we believe that we have a fundamentally sound and well-informed understanding of and basis for interpreting the current regulatory framework, including Norma 14/97, and will be able to implement our business plans in Brazil substantially as currently contemplated. We cannot be certain that the Brazilian governmental and regulatory authorities, including in particular Anatel, will not in the future modify or interpret the existing regulatory framework in ways, or adopt further or replacement legislation, rules, or regulations, that could significantly restrict or otherwise materially adversely affect our Brazilian operations. See also “— L. Risk Factors — 3. Our prospects depend on government regulations in various countries.”

      On December 16, 1999, Anatel’s board of directors published for public consultation a proposal for a new regulation relating to the SMR and ESMR businesses in Brazil. The proposed regulation would eliminate most of the restrictions existing on SMR and ESMR operations under Norma 14/97, including, among other restrictions, the above-mentioned limitations on interconnect traffic and handsets with interconnect numbers. It is generally expected that the proposed regulation will be acted upon in the form published before the end of 2000. There may, however, be strong opposition by current Brazilian cellular operators. There can be no assurance that this proposed regulation will be approved substantially in the form promulgated, on the timetable currently contemplated, or at all.

      e.  Foreign Exchange Controls.

      The purchase and sale of foreign currency in Brazil are subject to governmental control. There are two foreign exchange markets in Brazil that are subject to Central Bank of Brazil regulations. The first is the commercial/financial floating exchange rate market, which is reserved generally for (1) trade-related transactions, such as import and export transactions; (2) registered foreign currency investments in Brazil; and (3) specified other transactions involving remittances abroad. The second foreign exchange market is the tourism floating exchange rate market. The commercial/financial exchange market is restricted to transactions that require prior approval of the Brazilian monetary authorities. Both markets operate at floating rates freely negotiated between the parties. The purchase of currency for repatriation of capital invested in the country and for payment of dividends to foreign shareholders of Brazilian companies is made in the commercial/financial floating market, provided that the original investment of foreign capital and capital increases were registered with the Central Bank of Brazil. In this case, there are no significant restrictions on the repatriation of share capital and remittance of dividends. The majority of the capital of Nextel S.A., the Brazilian subsidiary through which any dividend is expected to flow, has been registered with the Brazilian monetary authorities. Nextel S.A. intends to structure future capital contributions to Brazilian subsidiaries to maximize the amount of share capital and dividends that can be repatriated through the commercial/financial exchange market. We cannot be certain, however, that Nextel S.A. can repatriate through the commercial/financial exchange market share capital and dividends on foreign investments that have not been registered.

      Brazilian law provides that whenever there is a material imbalance or a serious risk of a material imbalance in Brazil’s balance of payments, the Brazilian government may, for a limited period of time, impose restrictions on the remittance by Brazilian companies to foreign investors of the proceeds of investments in Brazil. The Brazilian government may also impose restrictions on the conversion of Brazilian currency into foreign currency. These restrictions may hinder or prevent us from purchasing equipment required to be paid for in any currency other than Brazilian reals.

      f.  Minority Shareholders in Brazilian Operating Companies.

      Nextel Brazil’s shareholders are Nextel S.A., which owns a 95.0% equity interest, and Motorola International, which owns a 5.0% equity interest. We have reached an agreement in principle with Motorola International under which we would purchase all of Motorola International’s shares in Nextel S.A. See “— E. Post Fiscal-Year 1999 Transactions and Developments — 1. Purchase of Motorola International’s Common Equity Shares in Companies in Brazil, Peru and Chile.”

      In 1997, Nextel Communications acquired an 81% equity interest in McCaw Brazil for a purchase price of $186.3 million, which was paid with shares of Nextel Communications stock. Nextel Communications simultaneously contributed its interest to us. During 1999, McCaw Brazil’s other shareholder, the Founders Group, elected not to contribute its required proportionate share of past capital contributions, plus accrued interest. As a result, our equity share in McCaw Brazil has increased to 92.0%. See “Item 3. Legal Proceedings — McCaw Brazil”.

      Currently, through our equity interest in McCaw Brazil and McCaw Brazil’s 95.0% equity interest in Nextel S.A., we own 88.0% of Nextel Brazil.

  2.  Mexico

      a.  Operating Company Overview.

      Nextel Mexico, through its subsidiaries and management agreements, provides analog SMR services in 80 cities and along a number of major highways under the trade name “Nextel™.” We launched commercial ESMR service in Mexico City during the second quarter of 1998. Nextel Mexico operated its digital ESMR and analog SMR networks simultaneously for several months, while it migrated its analog SMR customers to the digital ESMR network in Mexico City, Toluca, Queretaro and Puebla. Nextel

Mexico ceased offering analog SMR service to new customers in Toluca, Queretaro and Puebla in the second half of 1999.

      Nextel Mexico has channel licenses covering 46.5 million people. As of December 31, 1999, Nextel Mexico provided service to about 67,000 digital subscriber units and 18,000 analog SMR subscriber units.

      Nextel Mexico is headquartered in Mexico City and has regional offices in Guadalajara, Monterrey and Tijuana. As of December 31, 1999, Nextel Mexico had 538 employees.

      b.  Marketing.

      Nextel Mexico offers its digital ESMR and analog SMR services primarily to business customers, offering a broad range of services and pricing plans designed to meet their specific needs.

      Nextel Mexico offers integrated services, including interconnect services, dispatch radio and paging on its digital ESMR networks in Mexico City, Toluca, Queretaro and Puebla, and offers analog SMR dispatch and integrated service plans in its other markets.

      Nextel Mexico markets its services through a distribution network that at December 31, 1999 included a variety of direct sales representatives and 47 independent dealers. In 1999, direct sales representatives accounted for about 45.0% of new customers and independent distributors accounted for about 55.0%. The development of alternate distribution channels has been a key success factor in the commercial performance of the company. Additionally, Nextel Mexico has used an advertising campaign supported by press, radio, magazines, TV and direct marketing to develop brand awareness.

      c.  Competition.

      As of December 31, 1999, Nextel Mexico was the largest analog SMR and digital ESMR service provider in Mexico, both in terms of channels and subscribers, with a market share of about 30%. The second largest analog SMR operator in Mexico at December 31, 1999 was Radiocel, S.A. de C.V. Nextel Mexico’s SMR operations compete with other analog SMR system operators in its Mexican markets, other than Mexico City, Toluca, Pueblo, and Queretero. Nextel Mexico’s digital ESMR networks compete with analog SMR system providers and also with cellular PCS system operators in its market areas.

      The Mexican cellular market is divided into nine regions. There are two cellular licensees per region. Telcel, a subsidiary of Teléfonos de Mexico, S.A. de C.V. (“Telmex”), Mexico’s largest telephone company, has a nationwide cellular license. In the Mexico City region and throughout most of the central and southern portions of Mexico, the second cellular carrier is Iusacell, S.A. de C.V., a joint venture controlled by Bell Atlantic. Portatel del Sureste also provides cellular service in Southern Mexico. In the northern part of Mexico, cellular carriers include Movitel S.A. de C.V., Cedetel, Norcel and Baja Celular Mexicana, in each of which Motorola owns stock.

      Pegaso Telecomunicaciones S.A. de C.V. (“Pegaso”), a joint venture between former Qualcomm Incorporated subsidiary Leap International, Inc., Grupo Pegaso and Grupo Televisa, provides PCS and fixed wireless local loop commercial services in Tijuana, Monterrey, Guadalajara and Mexico City.

      d.  Regulatory and Legal Overview.

      The Secretary of Communications and Transportation of Mexico (“SCT”) regulates the telecommunications industry in Mexico. The Comision Federal de Telecomunicaciones (“COFETEL”) oversees specific aspects of the telecommunications industry on behalf of the SCT.

      Since early 1994, the Mexican government has been deregulating the telecommunications industry to improve the quality and expand the coverage of telecommunications services. The Mexican government has stated its intention to increase competition within the telecommunications industry and its desire to attract foreign investment to improve Mexico’s telecommunications infrastructure. Mexico’s Federal Telecommunications Law, which became effective in June 1995, outlines the broad rules for opening the local and long distance service markets to competition.

      The Mexican Federal Telecommunications Law requires that all telecommunications licenses, which are referred to as concessions in Mexico, must be owned by entities that do not have more than 49% of their voting equity interest owned by non-Mexican entities (the “49% Rule”). Although the 49% Rule existed prior to the enactment of the Mexican Federal Telecommunications Law for specified types of telecommunications licenses, SMR licenses issued prior to the effectiveness of the legislation could be owned by entities wholly owned by non-Mexicans. To clarify the issue, in May 1996, the SCT amended all of the 800 MHz SMR licenses in which Nextel Mexico had an interest and that had been issued prior to the effective date of the Mexican Federal Telecommunications Law to delete the 49% Rule provision. As a result, all of the 800 MHz SMR licenses in which Nextel Mexico has an interest, except for one license covering 10 channels along a major highway from Mexico City to Guadalajara, are not subject to the 49% Rule. Although licenses to provide cellular services are also subject to the 49% Rule, the Mexican Federal Telecommunications Law explicitly provides a waiver for cellular providers upon receipt of a favorable opinion from the Mexican National Foreign Investments Commission.

      The Mexican Federal Telecommunications Law provides all wireless services providers with the right to interconnect to the PSTN operated by Telmex. Some telecommunications companies, however, have had difficulty obtaining interconnect services from Telmex despite having interconnection agreements with Telmex. Nextel Mexico has entered into commercial agreements with Telmex for its analog SMR networks in various cities in Mexico and for its digital ESMR networks in Mexico City, Toluca, Queretaro and Puebla. Nextel Mexico provides interconnect services through Telmex to its digital ESMR service subscribers and to a limited number of its analog SMR service subscribers. Nextel Mexico has a commercial agreement with Telmex that is effective through August 4, 2001. In the event that Nextel Mexico cannot enter into a new interconnection or commercial agreement with Telmex or another PSTN or otherwise obtain interconnect services, its results of operations would be adversely effected. See also “— L. Risk Factors — 3. Our prospects depend on government regulations in various countries.”

      e.  Foreign Currency Controls and Dividends.

      Mexican companies may remit dividends and profits outside of Mexico if the Mexican company meets specified distribution and legal reserve requirements. A Mexican company must distribute 10% of its pretax profits to employees and allocate 5.0% of net profits to the legal reserve until 20.0% of the stated capital is set aside. Under Mexican corporate law, approval of a majority of shareholders of a corporation is required to pay dividends. Dividends paid by Nextel Mexico to any U.S. shareholder are subject to a 5.0% withholding tax. Interest payments to U.S. residents are subject to a 15.0% withholding tax, interest payments to a U.S. financial institution registered with the Mexican IRS are subject to a 4.9% withholding tax, and interest payments to a U.S. fixed asset or machinery supplier registered with the Mexican IRS are subject to a 10.0% withholding tax.

  3.  Argentina

      a.  Operating Company Overview.

      Nextel Argentina has SMR channels in Buenos Aires, Córdoba, Rosario, Mendoza, Mar del Plata and along major highways. Nextel Argentina has channel licenses covering 20.0 million people.

      Nextel Argentina launched commercial digital ESMR service under the tradename “Nextel™” in Buenos Aires in the second quarter of 1998 and in Rosario in the third quarter of 1998. Nextel Argentina ceased offering analog SMR services in Buenos Aires and Rosario in the second half of 1998. As of December 31, 1999, Nextel Argentina provided service to about 59,000 digital subscriber units.

      Nextel Argentina is headquartered in Buenos Aires and has regional offices in Mar del Plata, Rosario, Mendoza and Cordoba, and a branch in Buenos Aires. As of December 31, 1999, Nextel Argentina had 481 employees.

      b.  Marketing.

      Nextel Argentina’s digital ESMR service offerings include telephone interconnect, dispatch radio and paging in Buenos Aires and Rosario. Nextel Argentina currently offers analog SMR dispatch and integrated service plans in its other markets.

      Nextel Argentina has developed a distribution network and believes a strong direct sales force is essential for reaching potential business customers. At December 31, 1999, Nextel Argentina’s direct sales force consisted of 116 sales representatives. In addition, Nextel Argentina has contracted with 17 independent dealers to market Nextel Argentina’s products and is providing extensive training to each of its distribution channels to ensure a high level of customer satisfaction. In 1999, sales through independent distributors represented 35% of total sales.

      c.  Competition.

      Nextel Argentina’s major competitors among the other SMR/ ESMR providers, in Argentina, as measured by the number of subscribers, are Movicom/ Movilink and Unifon Team, both of which are owned by CRM S.A., a joint venture that includes BellSouth Corporation, Motorola and Telefonica de Argentina S.A. Movilink holds SMR channels in Buenos Aires and in each of Argentina’s three other major cities. In addition to operating various analog SMR networks, Movicom also operates an iDEN based digital ESMR system in Buenos Aires and Rosario. Unifon Team operates analog SMR and digital ESMR networks in Buenos Aires and other major cities.

      There are four cellular PCS service license holders in Argentina with which Nextel Argentina also competes: (1) Movicom; (2) Unifon; (3) Compañia de Teléfonos del Interior S.A., a joint venture that includes GTE and Lucent Technologies, Inc., and is referred to as “CTI”; and (4) Telecom Personal, which is owned by Telecom Argentina STET-France Telecom S.A.

      The PCS licenses in aggregate provide for national coverage; each of the four license holders has the right to provide PCS services in specified regions of the country in which it is licensed to operate. Of these license holders, all but CTI are currently operating in the city of Buenos Aires and in the surrounding area. CTI already operates in other major Argentina cities and is expected to commence business in Buenos Aires this year.

      The auction of PCS licenses, which took place during 1999, did not result in the entry of new competitors to the market because the licenses were awarded only to the existing providers of cellular telephone services. The licenses and associated frequencies provide existing cellular companies with increased spectrum capabilities and the ability to launch a new range of wireless products.

      The four holders of PCS cellular licenses also hold landline local and long distance telephone licenses. Although licenses for landline local and long distance telephony services are also being awarded to unrelated companies, these licenses will not become effective until November 2000.

      d.  Regulatory and Legal Overview.

      The Comisión Nacional de Comunicaciones (“Argentina CNC”) and the Secretary of Communications of Argentina are the Argentine telecommunications authorities responsible for administration and regulation of the SMR and ESMR industry.

      SMR and ESMR licenses have an indefinite term but are subject to revocation for violation of applicable regulatory rules as discussed below. Depending on the type of network configuration, SMR and ESMR service must commence within six months to one year after receipt of channel assignment. Failure to meet service or loading requirements can result in revocation of the channel authorizations. The Argentina CNC will revoke the licensee’s SMR license upon the finding of a third breach by the licensee of service requirements. SMR licenses and channel authorizations also may be revoked for violation of other regulatory authority rules and regulations. All SMR and ESMR channel holders that received their channel authorizations in the November 1995 SMR and ESMR auction, including Nextel Argentina, were granted an extension to December 1997 from the original December 1996 deadline to meet initial loading requirements. Nextel Argentina met the initial loading requirements in Buenos Aires and, we believe, will retain its rights to substantially all of its SMR licenses in its other Argentine markets. Argentina imposes no limitation on foreign ownership of SMR and ESMR licenses.

      SMR and ESMR providers are assured interconnection with the PSTN pursuant to the terms of the tender rules under which the SMR channels were awarded, as well as under other applicable laws. Furthermore, interconnection with the PSTN must be on a nondiscriminatory basis. Nextel Argentina provides interconnect services to its subscribers under interconnection agreements with Telefónica de Argentina S.A. and Telecom Argentina STET-France Telecom S.A. In May 1999, the Argentina CNC authorized Nextel Argentina to implement a calling-party-pays program with the fixed line carriers with whom it interconnects.

      e.  Foreign Currency Controls and Dividends.

      Under current law, Argentine currency is convertible into U.S. dollars without restrictions. Argentina has a free exchange market for all foreign currency transactions.

      Under applicable Argentine corporate law, a company may pay dividends only from liquid and realized profits as shown on the company’s financial statements prepared in accordance with Argentine generally accepted accounting principles. Of those profits, 5% must be set aside until a reserve equal to 20% of the company’s capital stock has been established. Subject to these requirements, the balance of profits may be declared as dividends and paid in cash upon a majority vote of the shareholders. Under current law, dividend payments are not subject to withholding tax, except when the dividend payments are the result of profits paid out in excess of the profits computed for income tax purposes. In this latter case only, a 35% withholding tax applies on the amount of the surplus. Interest payments are subject to withholding taxes ranging from 15.05% to 35.0%.

  4.  Peru

      a.  Operating Company Overview.

      Nextel Peru provides commercial analog SMR and commercial digital ESMR services in the greater Lima and Callao area under the tradename “Nextel™.” Nextel Peru has channel licenses covering 7.4 million people. Nextel Peru launched commercial digital ESMR service in the greater Lima area utilizing Motorola’s iDEN technology in the second half of 1999. As of December 31, 1999, Nextel Peru provided service to about 19,500 digital subscriber units.

      Nextel Peru operated parallel digital ESMR and analog SMR networks while migrating its analog SMR customers to the digital ESMR network. Nextel Peru ceased offering analog SMR services by the end of the second quarter of 1999.

      Nextel Peru is headquartered in Lima. As of December 31, 1999, Nextel Peru had 181 employees.

      b.  Marketing.

      Nextel Peru’s digital ESMR service offerings include interconnect services, dispatch radio and paging on its digital ESMR network. Nextel Peru currently targets the mobile workforce, which it believes will be the most likely users of its digital ESMR network’s integrated service offerings. To establish brand identity for its digital ESMR services, Nextel Peru has undertaken a promotional advertising campaign that targets the business segment of the market. In addition to advertising, Nextel Peru relies heavily on its direct sales force to educate potential customers on the benefits of using its digital ESMR services and continues to build an indirect sales channel to increase presence and sales. For 1999, Nextel Peru’s indirect sales channels represented about 18.3% of its total sales.

      c.  Competition.

      Nextel Peru is the largest SMR and the only ESMR provider in Peru, as measured by subscribers. Radio Trunking del Peru S.A. is the country’s second largest ESMR provider. Tele2000 and Telefónica del Peru S.A.A. are Peru’s two cellular operators. Telefónica del Peru, a joint venture between Telefónica

Internacional S.A. of Spain and Peruvian investors, provides nationwide coverage and operates under the brand name “Moviline.” Tele2000, a joint venture between BellSouth and Peruvian investors, offers service in the greater Lima area and recently established nationwide roaming agreements with Telefónica del Peru. Tele2000 operates under the brand name “Celular2000.”

      d.  Regulatory and Legal Overview.

      The Organismo Supervisor de Inversión Privada en Telecomunicaciones of Peru (“OSIPTEL”) and the Ministry of Transportation, Communications, Housing and Construction of Peru (the “Peruvian Ministry of Communications”) regulate the telecommunications industry in Peru. OSIPTEL oversees private investments in the telecommunications industry. The Peruvian Ministry of Communications grants telecommunications licenses and issues regulations governing the telecommunications industry. In 1994, the Peruvian government began to deregulate the telecommunications industry to promote free and open competition for the provision of telecommunications services. The Telecommunications Law of Peru, the general regulations thereunder the (“Peruvian General Regulations”) and the specific regulations governing trunking services govern the operation of SMR services in Peru.

      In Peru, SMR and paging service providers are granted 20-year licenses, which may be extended for an additional 20-year term, subject to compliance with the terms of the license. SMR and paging licenses may be revoked prior to expiration for violations of applicable regulatory rules as discussed below. SMR and paging licensees must comply with a five-year minimum expansion plan that sets forth the minimum loading requirements for the licensees. Nextel Peru has exceeded the requirements imposed by the regulator. Nextel Peru has 130 SMR channels in the greater Lima area.

      Under the Peruvian General Regulations, all wireless telecommunications licensees have the right to interconnect to the PSTN. Furthermore, interconnection with the PSTN must be on an equal and nondiscriminatory basis, and the terms and conditions of interconnection agreements must be negotiated in good faith between the parties in accordance with the interconnect regulations and procedures issued by OSIPTEL. In February 1999, Nextel Peru executed an interconnection agreement with Telefonica del Peru S.A. In August, 1999 Nextel Peru executed a similar interconnection agreement with Tele2000. Peru imposes no limitation on foreign ownership of SMR, ESMR or paging licenses or licensees.

      e.  Foreign Currency Controls and Dividends.

      Under current law, Peruvian currency is convertible into U.S. dollars without restrictions. Peru has a free exchange market for all foreign currency transactions. On October 1, 1998 Nextel Peru executed a legal stability agreement with the Peruvian government, which, among other things, guarantees free conversion of foreign currency for Nextel Peru and its shareholders for a term of 10 years.

      The payment and amount of dividends on Nextel Peru’s common stock is subject to the approval of a majority of the shareholders at a mandatory meeting of the shareholders of the company, as well as the availability of earnings, determined in accordance with Peruvian generally accepted accounting principles. According to Peruvian corporate law, interim dividends may be distributed subject to the prior approval of the shareholders.

      Available earnings are subject to the following priorities: (1) mandatory employee profit sharing of 10.0% of pre-tax profits and (2) 10.0% of the net profits must be allocated to a legal reserve, which is not further available for use except to cover losses in the profit and loss statement. The latter obligation remains until the legal reserve constitutes 20.0% of the capital stock. After the legal reserve has been allocated, the shareholders at a shareholders’ meeting can then allocate any portion of the net profits to any special reserve. The remaining amount of the net profits is available for distribution.

      Dividends paid by Nextel Peru to its U.S. shareholders are not subject to withholding tax and interest paid by Nextel Peru to U.S. residents is subject to a 30.0% withholding tax.

      f.  Other Nextel Peru Shareholders.

      Our partners in Nextel Peru are Motorola International, which holds about 30.58%, and Oscar Benalcazar Coz, a Peruvian individual, who holds about 5.92% of the capital stock of Nextel Peru, in each case as of December 31, 1999. See “— E. Post Fiscal Year 1999 Transactions and Developments — 1. Purchase of Motorola International’s Common Equity Shares in Companies in Brazil, Peru and Chile.”

  5.  Philippines

      a.  Operating Company Overview.

      Nextel Philippines owns nationwide licenses to provide SMR, ESMR and paging services. The licenses cover a total of 100 channels representing about 5 MHz. Nextel Philippines launched commercial digital ESMR service under the trade name “Nextel™” in Manila during the third quarter of 1998. As of December 31, 1999, Nextel Philippines provided service to about 32,400 digital subscriber units.

      Nextel Philippines is headquartered in the Ortigas business district of metropolitan Manila. As of December 31, 1999, Nextel Philippines had 885 employees, of which 383 were operators serving its paging customers.

      b.  Marketing.

      Nextel Philippines markets its wireless SMR, digital ESMR and paging services primarily to business customers. Nextel Philippines has developed a comprehensive and diverse distribution network and believes that a diverse distribution mix will contribute to increased growth in its subscriber base. Nextel Philippines leases and operates 13 business centers that carry exclusively Nextel Philippines’ products. To target business customers, at December 31, 1999 Nextel Philippines had a direct sales force of 44 people. Finally, at that date, Nextel Philippines had contracted with 19 major dealers and 133 sub-dealers, 35 independent sales agencies and 2,200 independent sales agents to market its products in the greater Manila area.

      c.  Competition.

      There are two major SMR license holders in the Philippines, each owning 100 channels nationwide. There are also currently five cellular telephone providers with nationwide licenses in the Philippines. SMART Communications, Inc. is the largest cellular telephone provider, with a market share of about 40%. Other competitors include Globe Telecom, Inc. (“Globe”), Pilipino Telecom Corporation (“Piltel”), Isla Communications Co., Inc. (“ISLAcom”), and Express Telecommunications Philippines, Inc., (“Extelcom”). As part of its effort to improve teledensity, the Philippine government requires cellular telephone providers to meet specified landline buildout requirements, including installation of 400,000 telephone lines by each cellular telephone operator. The installation represents a significant investment for each of these providers. See “— d. Regulatory and Legal Overview.”

      d.  Regulatory and Legal Overview.

      The Philippines telecommunications industry is principally governed by Republic Act No. 7925 (the “Philippines Telecoms Act”) enacted on March 1, 1995. Under the Philippines Telecoms Act, the National Telecommunications Commission (the “Philippines NTC”), an agency under the Department of Transportation and Communications, regulates the telecommunications industry.

      Engaging in telecommunications operations requires a Congressional franchise. After securing a Congressional franchise, a franchise holder must apply to the Philippines NTC for an operating license called a Certificate of Public Convenience and Necessity (“CPCN”) following public notice and a hearing. After receipt of an application for a CPCN for a particular telecommunications service, and after the applicant presents its evidence of legal, technical and financial capability to operate the services at a public hearing, the Philippines NTC initially issues a provisional authority (“PA”), which serves as a temporary operating permit and allows the applicant to commence construction and commercial operations. Nextel Philippines’ PA authorizes it to operate a nationwide digital trunked radio dispatch communications system. Nextel Philippines’ PA is subject to revocation for failure to (1) operate continuously for two years or (2) commence operations within two years of the issuance of the PA or the expiration date of any extensions to the PA. Nextel Philippines’ PA expired on January 19, 2000, but based on industry precedent and advice of regulatory counsel, Nextel Philippines believes that an order extending its PA will be issued. Philippine counsel has advised that operation under a PA is the usual practice in the Philippines as the NTC has issued only a single CPCN to date. See “Item 3 — Legal Proceedings — Nextel

Philippines NTC Proceeding.” Nextel Philippines had met the conditions required to avoid revocation of its PA and had applied for a CPCN prior to the expiration of its PA.

      The Philippines Telecoms Act provides that a telecommunications entity with regulated types of services must make a public offering of at least 30% of its aggregate common stock within a period of five years from the effective date of the Telecoms Act or the telecommunications entity’s commencement of commercial operations, whichever occurs later. Since Nextel Philippines commenced commercial operations in February 1995 and the Philippines Telecoms Act became effective on March 22, 1995, the relevant five-year period within which Nextel Philippines must undertake a public offering, as provided in the Philippines Telecoms Act, expired on March 22, 2000. As a result, on March 20, 2000, Nextel Philippines submitted to the Philippines Securities and Exchange Commission its application for registration of its public offering. We have been advised by Philippine counsel that the registration process typically exceeds one year.

      On advice of legal counsel in reliance on relevant provisions of the Philippines Telecoms Act mandating the equality of treatment among all telecommunications companies, Nextel Philippines believes that it is entitled by operation of law to an extension of the deadline by which it must undertake a public offering until February 2005. A number of telecommunications companies in the Philippines have been granted a period of ten years from the start of commercial operations within which to undertake an initial public offering.

      Under Philippine law, direct ownership of a telecommunications company by a foreign entity is limited to 40.0% of the company’s capital stock (the “40.0% Rule”). Philippine law also limits the participation of foreign investors in the governing body of any telecommunications enterprise to their proportionate share in its capital. Therefore, a foreign investor’s participation in the management of a telecommunications company is limited solely to membership on its board of directors and committees of the board of directors, including but not limited to the executive committee. Further, all the executive and managing officers, including the president, chief executive officer and treasurer, are required to be citizens of the Philippines.

      Presidential Executive Order No. 59 (1993) prescribes, as a matter of national policy, the compulsory and nondiscriminatory interconnection of authorized public telecommunications carriers. Interconnection allows the subscribers of one telecommunications company to place and receive calls from the subscribers of another telecommunications company. Interconnection is negotiated and effected through bilateral agreements between the parties involved subject to specified technical/operational and traffic settlement rules of the Philippines NTC. Nextel Philippines has entered into an interconnection agreement with Philippines Long Distance Telephone Company and is interconnected through that agreement with most of the public telecommunications carriers in the Philippines, except SMART. On May, 1999 Nextel Philippines commenced proceedings at the Philippines NTC to compel SMART to directly interconnect with Nextel Philippines. In January 2000, the Philippines NTC issued an order requiring the interconnection. SMART filed a motion for reconsideration of the order, but Nextel Philippines, based on advice of Philippines legal counsel, believes that the motion will be denied.

      e.  Foreign Currency Control and Dividends

      Under current regulations of the Central Bank of the Philippines (the “Philippines Central Bank”), foreign exchange may be freely sold and purchased outside the Philippine banking system. Restrictions exist on the sale and purchase of foreign exchange in the banking system. The Philippine Central Bank, with the approval of the President of the Philippines, has the statutory authority, during a foreign exchange crisis or in times of national emergency, to temporarily suspend or restrict sales of foreign exchange, require licensing of foreign exchange transactions or require delivery of foreign exchange to the Philippines Central Bank or its designee.

      Foreign investments do not need to be registered with the Philippines Central Bank. The registration of a foreign investment with the Philippines Central Bank is only required if the foreign exchange needed to service the repatriation and the remittance of capital and dividends are to be sourced from the

Philippine banking system. Nevertheless, even without Philippines Central Bank registration, foreign exchange needed for capital repatriation and remittance of dividends of unregistered investments can be sourced lawfully outside of the Philippine banking system. Under current law, there is a 20% withholding tax on dividends and a 15.0% withholding tax on interest payments.

      f.  Nextel Philippines Shareholders.

      We hold through one of our wholly owned subsidiaries 30.01% and indirectly hold an additional 8.0% of the outstanding shares of capital stock of Nextel Philippines. The other shareholders in Nextel Philippines currently include (1) an affiliate of American International Group, Inc. (“AIG”), which holds 9.99% of the outstanding shares of Nextel Philippines; (2) Gamboa Holdings, which holds 20.03% of the outstanding shares of Nextel Philippines and which is 60% owned by ACCRAIN, a Philippine holding company with investments in a number of Philippine companies, and 40% owned by one of our indirect subsidiaries; and (3) two Philippine corporations that hold the remaining 39.97% of the outstanding shares of Nextel Philippines.

      Our aggregate equity interest in Nextel Philippines, which includes our direct and indirect holdings, is 38%.

      g.  Change in Corporate Name.

      On June 9, 1999, Nextel Philippines’ board of directors amended Nextel Philippines’ Articles of Incorporation and Bylaws to change the corporate name from “Infocom Communications Network, Inc.” to “Nextel Communications Philippines, Inc.” The Securities and Exchange Commission of the Philippines approved these amendments on October 15, 1999.

  6.  Japan

      a.  Operating Company Overview.

      Our affiliate, Nexnet, launched commercial digital ESMR service in the Kanto region of Japan, which includes Tokyo, in the third quarter of 1998. Nexnet provides digital ESMR services to its subscribers under a subentrustment agreement with Motorola Japan Ltd., a subsidiary of Motorola (“Motorola Japan”). Nexnet’s digital ESMR network operates on the 1.5 GHz frequency rather than the 800 MHz frequency used by our other Operating Companies. As of December 31, 1999, Nexnet provided service to about 45,000 digital subscriber units. Nexnet is headquartered in Tokyo. As of December 31, 1999, Nexnet had 108 employees.

      b.  Marketing.

      Nexnet’s current sales and marketing efforts focus primarily on providing cost-effective, local digital ESMR services to its target customers, which are primarily businesses in various industries, particularly transportation. Nexnet believes that businesses with mobile workforces are the most likely users of its integrated digital ESMR service offerings. Accordingly, Nexnet targets these business customers. In addition to advertising, Nexnet relies on its network of independent dealers, many of which are affiliated with Motorola, to sell Nexnet’s services to potential subscribers. For 1999, Nexnet’s indirect sales channels represented about 18.3% of its total sales.

      c.  Competition.

      The Japan Ministry of Posts and Telecommunications (the “Japan MPT”) has promulgated regulations that provide that SMR licenses may only be granted to nonprofit organizations. The Japan MPT has granted licenses to two nonprofit SMR providers: National Mobile Radio Centers Council (“MRC”) and Japan Mobile Telecommunications Association (“JAMTA”). MRC, which began offering commercial analog SMR service in 1982, is an association of eight mobile radio centers that are regionally organized and supported financially by the Japanese government and several other companies, such as manufacturers and dealers. JAMTA was founded in 1994 and began offering commercial analog SMR service the same year. MRC and JAMTA are licensed to offer both analog and digital SMR services.

These non-profit organizations may, however, entrust the operation of the network under a license to a commercial entity or entities. Under an entrustment agreement, Motorola Japan is authorized to operate JAMTA’s analog SMR and digital ESMR businesses. Motorola Japan has sublicensed the operation of JAMTA’s digital ESMR business on the 1.5 GHz frequency to Nexnet under a subentrustment agreement. Motorola Japan continues to operate JAMTA’s analog SMR business, which uses the 800 MHz frequency.

      Japan is divided into ten cellular licensing regions including Kanto and Shin-etsu, which is the Tokyo metropolitan area, Tokai, Kansai, Hokuriku, Chugoku, Shikoku, Kyushu, Hokkaido, Tohoku and Okinawa. For the most populous and economically active regions, Kanto, Tokai and Kansai, the Japan MPT licensed four operators in each region. With the exception of Okinawa, three service providers have been licensed to operate in each of the remaining six regions. In Okinawa, Daini Denden Incorporated (“DDI”) is the only operator. In July 1995, Japan launched the world’s first commercial PCS network, which is referred to as “Personal Handyphone Service” or “PHS” in Japan. The Japan MPT divided the country into ten PHS licensing regions, allowing up to three operators in each region.

      The largest cellular operator is state-owned Nippon Telegraph and Telephone DoCoMo (“DoCoMo”), with a market share of more than 50.0%, followed by DDI, Digital Phone Group, Nippon Idou Tsushin Corp., TU-KA Group and Digital TU-KA Group, respectively. With a 42% market share, DDI Pocket Telephone is the largest PHS operator, followed by Nippon Telegraph and Telephone Personal and Astel.

      d.  Regulatory and Legal Overview.

      The Japan MPT regulates the telecommunications industry in Japan. The Japan Radio Wave Law (“Japan RWL”) governs all users of radio spectrum. Additionally, the Japan Telecommunications Business Law (“Japan TBL”) governs the operations of telecommunications providers. The Japan MPT classifies telecommunications service providers as either “Type One” or “Type Two.” Type One operators, which include cellular, Personal Handheld Service or “PHS” and paging providers, own and operate the telecommunications infrastructure. Type Two operators, which include operators of all services under the Japan MPT’s jurisdiction not classified as Type One, provide value-added services and basic services through circuits leased from Type One operators. Both Type One and Type Two operators are governed by the Japan RWL and the Japan TBL. The Japan TBL requires Type One service providers to comply with certain infrastructure and network requirements, but provides specific procedures for interconnection to the PSTNs.

      The Japan MPT regulates the radio frequencies assigned for SMR services by granting licenses for radio equipment to be installed on the SMR network. Each license is granted for a term of up to five years, which may be renewed for additional five-year terms. There are no loading requirements with respect to these licenses.

      Wireless telecommunications services operators have the right to interconnect to the PSTN subject to approval by the Japan MPT of the interconnection agreement between the wireless telecommunications services operator and the PSTN. The Japan MPT has approved Nexnet’s interconnection agreement with Nippon Telegraph and Telephone Corporation (“NTT”).

      e.  Foreign Currency Controls and Dividends

      There are no foreign-ownership restrictions for Japanese telecommunications companies other than for ownership of NTT and Kokusai Denshin Denwa.

      Under current law, the Japanese Yen is convertible into U.S. dollars without restrictions. Japan has a free exchange market for all foreign currency transactions. Dividends and interest paid by Nexnet to its U.S. shareholders are subject to a 10% withholding tax under the tax treaty between the U.S. and Japan.

      f.  Nexnet Shareholders.

      We directly hold a 21% equity interest in Nexnet. The other shareholders in Nexnet are DJSMR Business Partnership, a Japanese partnership in which Motorola Japan is the majority partner, which holds a 49% equity interest; Nichimen Trading Company, which holds a 25% equity interest; and ORIX Leasing Corporation, which holds a 5% equity interest.

  7.  Canada

      Clearnet is a publicly traded company whose shares are listed on the Toronto Stock Exchange and on the Nasdaq National Market. We currently own 583,104 Class A Common Shares and 7,790,741 Class D Common Shares, or about 14.5% of the outstanding equity in Clearnet. Each Class D Common Share is convertible at the option of the holder into one Class A Common Share. Clearnet is the largest SMR operator in Canada as measured by the number of current subscribers, the number of 800 MHz channels and the population of its service territory. Clearnet reported that as of December 31, 1999, it provided analog SMR services to about 25,250 subscriber units and digital ESMR services in Ontario, Quebec and British Columbia to about 210,000 subscriber units. Additionally, Clearnet holds one of the two national 30 MHz licenses to provide PCS in Canada. Clearnet launched PCS services in Canada’s largest urban centers in October 1997 and reported that as of December 31, 1999, it had about 349,000 PCS subscribers. We are contractually entitled to one representative on Clearnet’s board of directors. Clearnet files periodic and other reports with the Securities and Exchange Commission pursuant to the requirements of the Securities Exchange Act of 1934. More detailed and specific information concerning Clearnet and information regarding our rights to representation on the Clearnet board of directors is contained in Clearnet’s Securities Exchange Act reports.

  8.  Shanghai, People’s Republic of China

      The Shanghai GSM System is a cooperative project established by Unicom and Shanghai Science Technology Investment Corp. Ltd. (“SSTIC”) to construct and operate a GSM cellular network in Shanghai. The Shanghai GSM System commenced commercial operations in July 1995. As of December 31, 1999, the Shanghai GSM System reported that it had about 331,000 subscribers.

      In August 1995, we formed a joint venture with SSTIC (the “JV”) under which we provided financial support for construction of the initial phases of the Shanghai GSM System in exchange for a contractual right to share profits from the system with SSTIC. We also provided advice and direction to the Shanghai GSM System in the key areas of engineering, customer care, billing practices, quality assurance and system performance.

      In December 1997, CCT Technology Services Limited (“CCT”) acquired a 51.0% ownership interest in the JV in exchange for about $46 million of investments in the forms of equity, shareholder loans, shareholder guarantees and fees. Upon receipt of government approvals for CCT’s investment, the JV changed its name to Shanghai CCT McCaw Telecommunications System Co., Ltd. (“Shanghai CCT McCaw). As of December 31, 1999, our ownership interest in Shanghai CCT McCaw was 30%. Based on that ownership interest, we had a contractual right to receive 12.1% of the profits of the Shanghai GSM System.

      In September 1999, Unicom advised Shanghai CCT McCaw and all similarly situated investors in Unicom, that under a new policy of the Chinese government, all existing arrangements between Unicom and joint ventures in which foreign companies had invested needed to be terminated.

      Following several months of discussions with Unicom, and based on advice of legal and financial advisers, on March 17, 2000, Shanghai CCT McCaw and Unicom executed a termination agreement setting forth the terms and conditions for the termination of the cooperation agreement with Unicom. As a result of the termination, we will receive: (1) a cash payment component for return of the full principal amount of our investment, (2) warrants to purchase an equity position in a Unicom entity and (3) reimbursement of specified amounts of the customs duties, business taxes and other value added taxes payable by us on the transfer of network equipment and assets, and half of the income tax that may be payable by Shanghai CCT McCaw as a result of the early termination of the cooperation agreement.

I.  Corporate Governance

      As of December 31, 1999, we owned 100% of its Operating Companies in Mexico and Argentina. The following is a description of our contractual relationships with some other shareholders in the other Operating Companies.

      Brazil. Prior to January 29, 1997, we owned 81% of the capital stock of McCaw Brazil, which entitled us to 90% of the voting rights. The Founders Group, represented by Telcom Ventures, owned 19% of the capital stock at that time, which entitled it to 10.0% of the voting rights. The Founders Group had the right so long as it maintained at least a 10.0% ownership interest in McCaw Brazil to designate candidates representing at least 10.0% of the directors of McCaw Brazil.

      Under the McCaw Brazil Shareholders Agreement, the Founders Group, acting through Telcom Ventures, had the right to defer until April 29, 1999 the contribution of its pro rata share of any capital contributions that we made up to that date without suffering any dilution of its right to receive dividends and other cash or noncash distributions. The Founders Group ultimately did not make these capital contributions by April 29, 1999 in accordance with the relevant terms of the McCaw Brazil Shareholders Agreement, which has resulted in the proportionate dilution of its equity interest in McCaw Brazil. Since the Founders Group’s share of McCaw Brazil’s capital stock has dropped below 10.0%, it is no longer entitled to designate a member of the McCaw Brazil board of directors. We have called upon the Founders Group’s designated director to resign, but he has refused. We are now engaged in litigation against Telcom Ventures in the Circuit Court for the City of Alexandria, Virginia concerning these matters. See “— D. Fiscal Year 1999 Transactions and Developments — 2. Brazil Ownership” and “Item 3. — Legal Proceedings — McCaw Brazil .” McCaw Brazil may declare dividends without the approval of the Founders Group. We have a right of first refusal on proposed transfers by any member of the Founders Group of its ownership interest in McCaw Brazil. We also have a contractual right to compel the Founders Group to join in any transfer of our entire ownership interest in McCaw Brazil.

      McCaw Brazil owns 95.0% of the outstanding capital stock of Nextel S.A. in the form of Nextel S.A. class A common stock. In September 1997, McCaw Brazil sold the remaining 5.0% of the outstanding capital stock to Motorola International in the form of shares of Nextel S.A. class B common stock. McCaw Brazil has a right of first refusal on transfers of Nextel S.A. capital stock by any Nextel S.A. shareholder, and any other Nextel S.A. shareholder may include all, but not less than all, of its Nextel S.A. shares in any transfer by McCaw Brazil of its Nextel S.A. shares to a third party. McCaw Brazil has a contractual right to compel all Nextel S.A. shareholders to transfer their Nextel S.A. shares along with any transfer by McCaw Brazil of its entire interest in Nextel S.A. Finally, if we transfer control of McCaw Brazil, all other Nextel S.A. shareholders have the right to receive comparable economic benefits. We have reached an agreement in principle with Motorola International to purchase Motorola International’s 5.0% equity interest in Nextel S.A. See “— E. Post Fiscal-Year 1999 Transactions and Developments — 1. Purchase of Motorola International’s Common Equity Shares in Companies in Brazil, Peru and Chile.”

      Peru. At December 31, 1999, Nextel International owned 63.48%, Motorola International owned 30.58% and a corporation controlled by Oscar Benalcazar Coz, a Peruvian citizen, owned 5.94%, of the capital stock of Nextel Peru. As long as we control Nextel Peru, we will have the right to designate four members of the seven-member board of directors of Nextel Peru. Each shareholder owning 10.0% or more of the outstanding capital stock of Nextel Peru has a right to designate one of the seven members of Nextel Peru’s board of directors. If any shareholder fails to maintain at least a 10.0% ownership interest in Nextel Peru, the directors designated for election by that shareholder must resign.

      The following actions require the approval of at least five members of the board of directors of Nextel Peru, including each of the directors designated by each shareholder holding at least 19% of the outstanding capital stock of Nextel Peru:

•	participation in and approval of the selection of the senior management of Nextel Peru, which approval shall not be unreasonably withheld;

•	adoption or amendment of any three-year business plan and budget; and

•	approval of any expenditures for any year that would cause free cash flow for that year to be more than 15% less than the amount approved in the business plan for that year.

      In addition, the following actions must be approved by an absolute majority of the outstanding shares at a shareholders’ meeting having a quorum of at least 83.0% of the outstanding shares of capital stock:

•	increasing or decreasing the authorized share capital of Nextel Peru;

•	issuing debentures;

•	entering into a merger or sale of substantially all of the assets of Nextel Peru; or

•	dissolving, liquidating or winding-up of Nextel Peru.

      Each shareholder of 5.0% or more of the outstanding capital stock of Nextel Peru has a right of first refusal on transfers by the other shareholders. The other shareholders have the contractual right to join in any proposed transfer by us of our controlling interest in Nextel Peru, and we have the contractual right to cause the other shareholders of Nextel Peru to join in any proposed transfer of all of the controlling interest of Nextel Peru. Nextel Peru may not transfer any shares of capital stock of its subsidiaries without the prior written consent of each holder of 15.0% or more of the outstanding shares of its capital stock.

      If Nextel Peru makes a capital call on its shareholders and any shareholder fails to make its required capital contribution, subject to specified conditions:

•	the director or directors nominated by that shareholder must resign;

•	the other shareholders may make all or any part of that shareholder’s capital contribution and if they do so, will receive shares of capital stock of Nextel Peru in exchange; and

•	the other shareholders may purchase, or Nextel Peru may redeem, all or any of the shares of capital stock of Nextel Peru owned by that shareholder.

      If any shareholder materially breaches any provision of the shareholders agreement dated as of January 29, 1998 by and among Nextel Peru and the shareholders of Nextel Peru, the other shareholders have the right to purchase any or all of the shares of capital stock of Nextel Peru owned by that shareholder at 75.0% of appraised fair market value.

      Motorola International has the right to cause Nextel Peru to acquire all shares of Nextel Peru held by Motorola and its affiliates at the appraised fair market value of those shares if Motorola owns at least 19.0% of the outstanding shares of capital stock of Nextel Peru and Nextel Peru does not purchase digital ESMR infrastructure equipment from Motorola, provided that the ESMR infrastructure equipment to be purchased from Motorola is technologically competitive and offered to Nextel Peru on competitive commercial terms. We have reached an agreement in principle with Motorola International to purchase Motorola International’s equity interest in Nextel Peru. See “E. Post Fiscal-Year 1999 Transactions and Development 1. Purchase of Motorola International’s Common Equity Shares in Companies in Brazil, Peru and Chile.”

      Philippines. We hold through one of our wholly owned subsidiaries 30.0%, and indirectly own an additional 8.0%, of the outstanding shares of capital stock of Nextel Philippines. We have the right to designate three of the 11 members of the board of directors and one of the five members of the executive committee of that board. Under amendments to Nextel Philippines bylaws, in our capacity as a shareholder in Nextel Philippines, we hold veto rights on decisions involving a number of significant corporate actions to protect our investment in Nextel Philippines (collectively, the “Company Veto Rights”). The presence of the member nominated by us is required to satisfy the quorum requirement for meetings of the executive committee. Our ability to impose and use the Company Veto Rights is being contested by other shareholders of Nextel Philippines. See “Item 3. — Legal Proceedings — Nextel Philippines SEC Proceedings.”

      Shanghai, Peoples Republic of China. Under Chinese law in effect when we originally entered into the cooperation arrangements relating to the Shanghai GSM System, foreign entities or individuals were prohibited from participating directly in the ownership and operation of telecommunications services. Because of this limitation, our interest in the Shanghai GSM System was held at December 31, 1999 through our 30% equity interest in a Chinese equity joint venture, Shanghai CCT McCaw. Shanghai CCT McCaw participated in the Shanghai GSM System through a cooperation agreement originally between Unicom and Shanghai Science Technology Investment Corp. Ltd. (“SSTIC”), its Chinese partner, and Unicom.

      In a letter dated September 29, 1999, Unicom notified Shanghai CCT McCaw of the new policy decision of the Chinese government and forwarded a directive, 1999 No. 775, dated August 30, 1999, issued to Unicom by the Ministry of Information Industries of the People’s Republic of China (“MII”), the recently formed state level telecommunications regulator: “The Approving Response to the Question on “Chinese-Chinese-Foreign” Financing Model of United Telecommunication Corporation.” In the directive, the MII stated that all “Chinese-Chinese-Foreign” project contracts signed between Unicom and foreign invested enterprises violated the current policies and regulations of China, and needed to be rectified. MII requested that Unicom undertake the appropriate corrective actions with respect to the affected contracts in accordance with relevant state policies and regulations and legal procedures by the end of September 1999. Based on the directive, Unicom requested and Shanghai CCT McCaw agreed to begin negotiations for the termination of the Unicom cooperation agreement. Those negotiations resulted in the termination agreement executed March 17, 2000. See “E. Post Fiscal Year 1999 Transactions and Developments 2. Shanghai Peoples Republic of China Negotiations.”

J.  Regulation

      The licensing, construction, ownership and operation of wireless communications systems, and the grant, maintenance and renewal of applicable licenses and radio frequency allocations, are regulated by governmental entities in the markets in which our Operating Companies conduct business. In addition, these matters and other aspects of wireless communications system operations, including rates charged to customers and the resale of wireless communications services, may be subject to public utility regulation in the jurisdiction in which service is provided. Further, statutes and regulations in some of the markets in which the Operating Companies conduct business impose limitations on the ownership of telecommunications companies by foreign entities. Changes in the current regulatory environments in those countries, or future judicial intervention, including with respect to interconnection arrangements, requirements for increased capital investments, regulations affecting prices the Operating Companies are able to charge for their services, or foreign ownership limitations, could have a material adverse effect on Nextel International. For a more detailed description of the regulatory environment in each of the countries in which the Operating Companies conduct business, see the “Regulatory and Legal Overview” discussion for each Operating Company under “— H. Nextel International’s Operations and Investments” and “— L. Risk Factors — 3. Our prospects depend on government regulations in various countries.”

K.  Employees

      As of December 31, 1999, we had 75 employees at the corporate level, and the Operating Companies, excluding Clearnet and Shanghai CCT McCaw, had about 2,900 employees. Neither we nor any Operating Company that we control is a party to any collective bargaining agreement, and we believe the relationship between us and our employees, and between each of the Operating Companies that we control and its employees, is good.

L.  Risk Factors

      Our business, financial condition and future prospects are subject to a number of risks and contingencies described below.

  1.  We have a short operating history, a history of net losses and expect losses to continue for several years.

      Each of our Operating Companies has been operating for a relatively short time. Additionally, if we acquire or commence operations in new markets, any of these new operations are likely to have little or no operating history. Our prospects must therefore be considered in light of the risks, expenses, uncertainties and obstacles of establishing a new business in a rapidly changing industry such as wireless telecommunications. We have never been profitable, and we have experienced negative cash flow since we began operating. Our accumulated deficit was about $860 million at December 31, 1999. We expect that losses will continue for the next several years as we build, expand and enhance our digital ESMR networks. We cannot assure that we will become or remain profitable or achieve positive cash flow. If we cannot achieve profitability or positive cash flow, we may not be able to meet our debt service, working capital or other cash needs.

  2.  We will need substantial amounts of financing over the next several years.

      a.  Reasons we will need financing.

      We anticipate that we will need substantial amounts of financing over the next several years for the following:

•	capital expenditures to build, expand and enhance our digital ESMR networks;

•	funding operating losses relating to the wireless communications businesses conducted by our Operating Companies;

•	debt service requirements; and

•	other general corporate purposes.

      In addition to the above, we have a number of contingent capital requirements that will become payable over the next several years. These contingent capital requirements include the following:

•	payments to the Founders Group, which consists of the minority shareholders in Nextel Brazil, if the Founders Group exercises its contractual right to require McCaw Brazil to redeem their interest in McCaw Brazil at fair market value, as defined in the relevant documents, between October 31, 2001 and November 1, 2003, or in certain other circumstances;

•	payments to Motorola International, if Motorola International exercises its contractual right to require Nextel Peru to purchase the interests of Motorola International and its affiliates in Nextel Peru at fair market value under certain circumstances; and

•	payments to Motorola International for the purchase of its shares in Nextel S.A., Nextel Peru and Chilean entities, if the agreement in principle for the purchase of its shares is consummated.

        b.  Amounts available to us under our existing financing agreements may be insufficient to meet our long-term cash needs.

      Based on our assessment of the business activity and related cash needs of our Operating Companies for 2000, we believe that we currently will be able to obtain adequate funding to continue our operations through 2000. We expect that we will raise substantial amounts of our funding requirements for year 2000, in the form of public or private debt or equity, and that we will need to continue to do so into the future. We may also seek to obtain additional financing from various sources, including additional vendor financing provided by equipment suppliers such as Motorola, project financing from commercial banks and bank lines of credit. We are exploring a number of these alternative sources of funds. If we issue additional debt, our leverage and debt service obligations will increase. Moreover, our ability to access additional funds may be limited by the terms of our existing financing agreements, including covenants that restrict:

•	additional borrowings that we can incur;

•	our ability to grant liens on the assets of our Operating Companies;

•	sales or transfers of assets of our Operating Companies; and

•	the ability of our Operating Companies to pay dividends to us to service debt.

      Our ability to raise additional funds also may be affected by:

•	general market conditions in the U.S. and in our international markets that may adversely affect the availability or cost of capital;

•	volatility in the economies of Latin American and Asia, which may make lenders less likely to extend credit to us or our relevant subsidiaries and affiliates;

•	our high level of indebtedness, which may affect our attractiveness as a potential borrower; and

•	the market’s perception of our performance in each of our markets.

      Other than our existing debt financing arrangements, we have no legally binding commitments or agreements with any third parties to obtain additional debt or equity financing. Nextel Communications is not obligated to provide any additional funds to us. We cannot assure you that we will be able to raise additional debt funding when needed in sufficient amounts or on acceptable terms. If we are unable to obtain the necessary funding through private or public sales of equity or debt securities or sales of non-strategic assets, we will be required to reduce the scope of the build-out, expansion and enhancement of our digital ESMR networks and to curtail our operations significantly, which could have a material adverse effect on our ability to compete and on our financial condition in general.

  3.  Our prospects depend on government regulations in various countries.

      In each market in which we operate, one or more regulatory entities regulate the licensing, construction, acquisition, ownership and operation of our wireless communications systems. Additionally, other aspects of our wireless communications system operations, including the rates we charge subscribers and the resale of our communications services, may be governed by public utility regulations. Further, in some of the countries in which we conduct business, local statutes and regulations impose foreign ownership limitations for telecommunications companies. Changes in the current telecommunications statutes or regulations in any one or more of these countries could adversely affect our business.

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

      Because of the uncertainty as to the interpretation of regulations in some countries in which we operate, we cannot assure you that we will always be able to provide the services we have planned in each market. It is possible that in the future we may be prohibited from providing services we plan to provide in some markets, particularly some of the services we plan to provide on our digital ESMR networks. Inability to provide these services could make it more difficult for us to compete in those markets. We have provided a detailed description of the regulatory environment in each of the countries in which our Operating Companies conduct business under the “Regulatory and Legal Overview” discussion for each Operating Company under “— H. Nextel International’s Operations and Investments.”

      Our Operating Companies that hold licenses must comply with the terms of their licenses and regulatory requirements, including installation deadlines and minimum loading requirements. We cannot assure you that those companies will always be able to comply with these requirements. If our Operating Companies do not comply they could lose their applicable licenses. Some of our Operating Companies are currently out of compliance with installation deadlines and minimum loading requirements relating to specific channels located in Brazil in cities other than São Paulo and Rio de Janeiro and in Argentina in cities other than Buenos Aires and Rosario. In the case of Brazil, we have proposed an installation and loading plan to Anatel. We cannot assure you that Anatel will approve Nextel Brazil’s proposed plan. In the case of Nextel Argentina, we are taking steps to bring our channels into compliance. If Nextel Brazil does not obtain Anatel’s approval for the installation and loading plan, or if Nextel Argentina is unable to comply or to obtain extensions or similar relief from the relevant deadlines from the Argentina CNC, the channels held by our relevant license companies that are out of compliance may be revoked.

  4.  Our future performance depends on our ability to compete in the highly competitive wireless communications industry.

      Our success will depend on the ability of our Operating Companies to compete effectively with other communications services providers, including landline telephone companies and other wireless communications companies, in the markets in which they operate.

      a.  Some of our competitors are financially stronger than we are.

      Many of our competitors are well-established companies with substantially greater financial and marketing resources, larger customer bases, better name recognition and larger coverage areas than those of our Operating Companies. Because of their financial resources, these competitors may be able to offer services to customers at prices that are below the prices that our Operating Companies can offer for comparable services. As a result, our ability to compete based on the price of our service offerings will be limited. In addition, we anticipate that our Operating Companies will face future market pressure to reduce the prices charged for their products and services over the next few years because of increased competition in our markets.

  b.  Our coverage is not as extensive as those of other wireless service providers in our markets.

      Many of the cellular and PCS providers in our markets have entered into roaming agreements with each other, which permits these providers to offer coverage to their subscribers in each other’s markets. Because the iDEN technology that we deploy is not compatible with other wireless technologies such as digital cellular or PCS technologies, our customers will not be able to roam on non-GSM cellular or PCS systems. As a result, we will not be able to provide coverage to our subscribers outside of our currently operating digital ESMR markets until:

•	we build out additional digital ESMR networks in areas outside our existing markets, either as full-scale commercial markets or as “roamer” markets;

•	other SMR operators deploy iDEN technology in markets outside of our coverage area and we enter into roaming agreements with those operators; or

•	multi-band and/or multi-mode subscriber units that can be used on iDEN and other non-GSM wireless communications networks become available and the Operating Companies enter into roaming agreements with other wireless communications providers in the applicable markets.

      Because of the above factors, we cannot assure you that we will be able to compete effectively with cellular and PCS providers in our markets. We have provided a more detailed description of the competitive factors affecting each of our Operating Companies under the “Competition” discussion for each Operating Company under “— H. Nextel International’s Operations and Investments.”

      c.  We must keep pace with rapid technological changes.

      Our digital ESMR technology could become obsolete. We rely on digital technology that is not compatible with, and competes with, other forms of digital and non-digital voice communication technology. Competition among these differing technologies can:

•	segment the user markets, thereby reducing demand for specific technologies, including the iDEN digital technology that we use;

•	reduce the resources devoted by third-party suppliers, including Motorola, which supplies all of our current digital ESMR technology, to developing or improving the technology for our networks; and

•	adversely affect market acceptance of our service offerings.

      We cannot assure you that the iDEN digital technology we use to operate our ESMR networks will successfully compete with the other forms of digital and non-digital voice communication systems. Further, new digital or non-digital voice communication transmission technology may develop that will cause our existing digital ESMR networks to be obsolete or otherwise impair market acceptance of our service offerings.

      d.  If our wireless communications technology does not perform in a manner that meets customer expectations, we will be unable to attract and retain customers, which would adversely affect us.

      Customer acceptance of the services we offer is and will continue to be affected by technology-based differences and by the operational performance and reliability of system transmissions on our digital ESMR network. If we are unable to address and resolve satisfactorily performance or other transmission quality issues as they arise, or if these issues limit our ability to expand our network coverage or capacity as currently planned, or if these issues were to place us at a competitive disadvantage to other wireless service providers in our markets, we may have difficulty attracting and retaining customers, which would adversely affect us.

      e.  Our equipment is more expensive than some competitors, which may adversely affect our growth and operating results.

      We currently market multi-function digital subscriber units, providing mobile telephone and private and group dispatch service, in addition to paging and alphanumeric short-text messaging. Our subscriber units are, and are likely to remain, significantly more expensive than analog subscriber units and are, and are likely to remain, somewhat more expensive than digital cellular or PCS subscriber units that do not incorporate a comparable multi-function capability. Although we believe that our multi-function subscriber units currently are competitively priced compared to multi-function digital cellular and PCS subscriber units, the higher cost of our equipment may make it more difficult or less profitable to attract customers who do not place a high value on our unique multi-service offering. This may reduce our growth opportunities or profitability.

  5.  We operate in foreign markets and this presents certain risks.

      a.  We face political risks in our markets.

      Most of our markets are considered to be “emerging markets.” Although political, economic and social conditions differ in each country in which we currently operate, political and economic developments in one country may affect our business as a whole, including our access to international capital markets. In Peru, for example, there was significant terrorist activity in the 1980s and the early 1990s. During that time anti-government groups escalated violence against the government, the private sector and Peruvian residents. Although the government of Peru has made progress in suppressing terrorist activity since 1990, incidents of terrorist activity continue to occur, including the hostage incident at the residence of the Japanese Ambassador to Peru in 1997. Terrorist activity could recur, and if it does, it may have a material adverse effect on the operations of Nextel Peru. We have attempted to limit our exposure in Peru by obtaining political risk insurance for this country.

      b.  Wireless telecommunications services companies have a limited history in our markets.

      The success of our business plan and strategies is subject to factors that are beyond our control and impossible to predict due, in part, to the limited history of wireless communications services in our existing and targeted markets. Consequently, we face many uncertainties in our markets, including:

•	the size of the markets for wireless communications services;

•	the penetration rates of these markets;

•	the ability of potential subscribers to pay subscription and other fees;

•	the extent and nature of the competitive environment in these markets; and

•	the immediate and long-term commercial viability of wireless communications services in these markets.

      c.  We are subject to fluctuations in currency exchange rates.

      Substantially all of our revenues are denominated in non-U.S. currencies, although a significant portion of our capital and operating expenditures, including imported network and subscriber handset equipment, and substantially all of our outstanding debt, are denominated in U.S. dollars. Accordingly, fluctuations in exchange rates relative to the U.S. dollar could have a material adverse effect on our earnings or assets. For example, the recent economic turmoil in Asia resulted in a significant devaluation of the currencies in several countries in Asia and caused fluctuations in the currencies of other emerging countries, particularly in Latin America. Further, the recent currency devaluation in Brazil resulted in a significant charge against our earnings in 1999 and a negative adjustment to the carrying value of our assets in Brazil.

      Any other devaluation of local currencies in the countries in which our Operating Companies conduct business will result in increased costs for imported goods and services and may, as a result, decrease demand for our products and services in the affected markets. If our Operating Companies distribute dividends in local currencies in the future, the amount of cash we receive will be affected by fluctuations in exchange rates and currency devaluations. In addition, some of the countries in which we have operations do or may restrict the expatriation or conversion of currency. Although we routinely assess our foreign currency exposure, we have not entered into any hedging transactions.

      d.  We are subject to other fluctuations in the local markets in which we operate.

      Our operations depend on the economies of the markets in which our Operating Companies conduct business. These markets are in countries with economies in various stages of development or structural reform, some of which are subject to rapid fluctuations in terms of:

•	consumer prices;

•	employment levels;

•	gross domestic product;

•	interest rates; and

•	inflation rates.

      If these fluctuations have an effect on the ability of customers to pay for our products and services, our business may be adversely affected. For example, several countries in Asia, including the Philippines, have experienced significant economic turmoil during the past year. In addition, these countries have experienced a number of bank failures and consolidations. The economic conditions in Asia have also affected other emerging markets, particularly those in Latin America. Our Operating Companies may experience lower demand for their products and services and a decline in the growth of their customer base and in revenues derived from customers in their markets.

      In addition, as a result of the foregoing, the other shareholders in our Operating Companies may have difficulty in funding their capital contribution requirements. We then may be required to assume and satisfy the funding obligations of these shareholders or restrict the conduct of business of the affected Operating Company.

      Some of our Operating Companies conduct business in countries where the rate of inflation is significantly higher than in the United States. We cannot assure you that any significant increase in the rate of inflation in any of these countries could be offset, in whole or in part, by corresponding price increases implemented by our Operating Companies, even over the long term.

      Many of the countries in which our Operating Companies conduct business do not have established credit bureaus. The lack of established credit bureaus makes it more difficult to ascertain the creditworthiness of potential customers. Accordingly, we may experience a higher level of bad debt expense than similar companies in the U.S. For example, our bad debt expense as a percentage of revenues in Brazil and Argentina has been significantly higher than in our other markets and in the U.S. wireless communications industry in general.

      e.  We pay significant import duties on our network equipment and handsets.

      Our operations are highly dependent upon the successful and cost-efficient importation of network equipment and subscriber units from North America and, to a lesser extent, from Europe and Japan. In the countries in which our Operating Companies conduct business, network equipment and subscriber units are subject to significant import duties and other taxes that can be as high as 50%. Although we believe there is a trend away from increased import duties, significant increase in the future could have a material adverse effect on our results of operations.

      f.  We are subject to international taxes in the countries in which we operate.

      Distributions of earnings and other payments, including interest, received from our Operating Companies may be subject to withholding taxes imposed by the countries in which these entities operate. Any of these taxes will reduce the amount of after-tax cash we can receive from our Operating Companies.

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

      We may also be required to include in our income for U.S. federal income tax purposes our proportionate share of certain earnings of our foreign corporate subsidiaries that are classified as “controlled foreign corporations” without regard to whether distributions have been actually received from these subsidiaries.

      g.  We have entered into a number of agreements that are subject to enforcement in foreign countries.

      A number of the agreements that we enter into with our Operating Companies are governed by the laws of, and are subject to dispute resolution in the courts of or through arbitration proceedings in, the countries or regions in which the operations are located. We cannot accurately predict whether these forums will provide effective and efficient means of resolving disputes that may arise. Even if we are able to obtain a satisfactory decision through arbitration or a court proceeding, we could have difficulty enforcing any award or judgment on a timely basis. Our ability to obtain or enforce relief in the United States is also uncertain.

      h.  We are subject to the Foreign Corrupt Practices Act.

      The Foreign Corrupt Practices Act generally prohibits U.S. companies and their intermediaries from bribing foreign officials to obtain or keep business. Although we have taken precautions to comply with that Act, we cannot assure you that these precautions will protect us against liability under that Act, particularly as a result of actions that may have been taken in the past or may be taken in the future by our agents and other intermediaries. In particular, we may be held responsible for actions taken by our local representatives or by other shareholders in an Operating Company despite our efforts to control them. Any determination that we have violated that Act could affect us adversely.

  6.  Our success depends on our ability to manage the expansion of our operations.

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

      a.  Challenges associated with our digital ESMR network construction and expansion projects.

      Our ESMR network construction and expansion projects will be subject to numerous factors, any of which could require substantial changes to proposed plans or otherwise alter our currently anticipated time frames or budgets. These factors include:

•	securing the necessary radio spectrum licenses and adhering to regulatory requirements relating to the licenses;

•	locating suitable sites for communications sites or towers, obtaining any required zoning variances or other governmental or local regulatory approvals, and negotiating acceptable purchase, lease, joint venture or other agreements;

•	negotiating favorable interconnection agreements with local phone companies;

•	delays that may be caused by frequency cross-interference with other radio spectrum users, such as television stations; and

•	risks typically associated with any construction project, including possible shortages of equipment or skilled labor, engineering or environmental problems, work stoppages, weather interference and unanticipated cost increases.

      We cannot assure you that our currently planned digital ESMR network construction and expansion activities will be completed successfully or implemented in a timely manner.

      b.  Challenges associated with selling and marketing our digital ESMR services.

      Once our digital ESMR network operations are in place in a particular market, the development of a significant subscriber base depends on the success of our sales and marketing efforts and the receptiveness of the marketplace to our services. In most of our markets, our Operating Companies have limited experience in marketing our wireless communications services and in tailoring our sales and marketing efforts to local conditions. Additionally, in some markets, there are restrictions on the type of customers to whom our Operating Companies may offer their ESMR services. We cannot assure you that the sales and marketing teams of our Operating Companies will be able to establish a large subscriber base in our markets successfully. In most of our markets, our Operating Companies rely in part on the efforts of independent dealers and distributors to market our services. We cannot assure you that we will be able to establish and maintain satisfactory relationships with enough independent dealers or distributors or that this will be a cost-effective way of acquiring subscribers.

      c.  Challenges associated with managing our expanded operations.

      In 1998, we accomplished commercial launches of our digital ESMR service in six markets. In 1999, we launched service in the greater metropolitan area of Lima. As a result of our aggressive construction and expansion plans for 2000, we face significant challenges in managing our expanded operations. We must hire and train a significant number of key personnel to manage our anticipated growth. Our construction and expansion plans will place substantial burdens on our current management resources, information systems and financial controls. In addition, we expect significant challenges in integrating any newly acquired businesses with our existing operations. We cannot assure you that we will be able to manage the growth of our expanded operations effectively. Any failure to do so would have a material adverse effect on our results of operations.

  7.  We rely principally on one supplier to implement our digital ESMR networks.

      Motorola is currently our sole source for the iDEN digital ESMR network and subscriber equipment used throughout our ESMR markets. We expect to rely principally on Motorola for the manufacture of a substantial portion of the equipment necessary to construct our digital ESMR networks and for the manufacture of subscriber units for the next several years. Motorola’s failure to deliver necessary technology improvements and enhancements and iDEN system network and subscriber equipment on a timely, cost-effective basis would have an adverse effect on our business. In late 1999, Nextel Communications and Kyocera Corporation of Japan entered into a memorandum of understanding with the intent to have Kyocera supply us with a subscriber unit compatible with our digital ESMR network. It is anticipated that Motorola will license its technology to Kyocera to enable Kyocera to supply those subscriber units. However, we cannot predict when or whether Kyocera and Motorola will enter into an appropriate license agreement or that we and Kyocera will be able to negotiate a mutually acceptable definitive agreement for Kyocera’s supply and our purchase of those subscriber units, or whether or on what terms, subscriber units supplied by Kyocera would become available for sale by our Operating Companies.

  8.  We are controlled by and dependent on Nextel Communications.

      a.  Nextel Communications and its significant shareholders may exert control over us.

      We are an indirect, substantially wholly owned subsidiary of Nextel Communications. As a result, Nextel Communications has the power to elect all of the members of our board of directors. Of the seven directors that comprise our board of directors, five are also directors or officers of Nextel Communications. Although Nextel Communications has provided us with a substantial amount of financing in the past, it is under no obligation to continue to do so.

      Based on the ownership information relating to Nextel Communications as of December 31, 1999, entities controlled by Craig O. McCaw beneficially owned about 14% of the outstanding Nextel Communications stock. In addition, Motorola beneficially owned about 15% of the outstanding Nextel Communications stock.

      Digital Radio L.L.C., which is one of the entities controlled by Mr. McCaw, may designate at least one fourth of the board of directors of Nextel Communications. In addition, Digital Radio may select, from its representatives on the board of directors, a majority of the operations committee of Nextel Communications’ board of directors, which has significant authority relating to Nextel Communications’ business strategy, budgets, financing arrangements and in the nomination and oversight of specified executive officers. As a result, Digital Radio may exert significant influence over our affairs as well. Motorola is entitled to nominate two directors to the board of directors of Nextel Communications.

      b.  The interests of our lenders and our minority shareholders may conflict with those of Nextel Communications or its significant shareholders.

      Nextel Communications, and directors and officers of Nextel Communications who are also members of our board of directors, are in positions that may result in conflicts of interests in transactions in which we are involved. We have entered into a noncompetition agreement with Nextel Communications. Under that agreement, Nextel Communications has agreed that neither it nor its controlled affiliates may, for a period of time, participate in other two-way terrestrial based mobile wireless communications systems in any region other than the United States unless these opportunities have first been presented to and rejected by us. We have agreed that neither we nor any of our controlled affiliates will participate in the ownership or management of any wireless communications service business in the United States or Canada, other than with respect to our interest in Clearnet, without the consent of Nextel Communications.

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

      Motorola and its affiliates engage in wireless communications businesses, and may in the future engage in additional businesses, that do or may compete with some or all of the services that we offer. Although we believe that our relationship with Motorola reflects the realities of purchasing and obtaining financing from a competitor, we cannot assure you that the potential conflict of interest will not adversely affect us in the future. In addition, Motorola is a significant stockholder of Nextel Communications, and indirectly of us, and a significant shareholder in our Operating Companies in Brazil, Peru and Japan, which creates potential conflicts of interest, particularly with regard to significant transactions. We have reached an agreement in principle with Motorola to purchase all of Motorola’s shares in Nextel S.A., Nextel Peru and certain Chilean entities. See “E. Post Fiscal-Year 1999 Transactions and Development 1. Purchase of Motorola International’s Common Equity Shares in Companies in Brazil, Peru and Chile.” We cannot predict whether or when we and Motorola will enter into definitive agreements for the purchase of such shares or whether or when consummation of any of those contemplated purchases might occur.

  9.  We depend on our senior management team.

      Our success and our growth strategy depend in large part on our ability to attract and retain key management, marketing, finance and operating personnel, both at the corporate and Operating Company levels. In many of the countries in which our Operating Companies conduct business, experienced management and other highly skilled personnel are in great demand. We cannot assure you that we will continue to attract and retain the qualified personnel necessary to implement our business plan and strategies. In addition, the unexpected loss of the services of one or more members of our senior management team could adversely affect us. We do not maintain key person life insurance on any members of our senior management team.

  10.  We have significant intangible assets, which may not be adequate to satisfy our obligations in the event of a liquidation.

      If we default on debt or if we were liquidated, we cannot assure you that the value of our assets will be sufficient to satisfy our obligations. We have a significant amount of intangible assets, such as licenses. The value of these licenses will depend significantly upon the success of our digital ESMR network business and the growth of the specialized mobile radio and wireless communications industries in general. We had a net tangible book value deficit of about $661.6 million as of December 31, 1999.

  11.  Our prospects may be affected by concerns about health risk.

      Portable communications devices have been alleged to pose health risks, including cancer, due to radio frequency emissions from these devices. Studies performed by wireless telephone equipment manufacturers have investigated these allegations and additional studies are ongoing. The actual or perceived risk of mobile communications devices could adversely affect us through reduced subscriber growth rate, a reduction in subscribers, reduced network usage per subscriber or through reduced financing available to the mobile communications industry.

  12.  Our assets, customers and cash flows are concentrated in Latin America.

      Our assets, customers and cash flows are concentrated in our major markets, including Argentina, Brazil, Mexico and Peru. The operation and results of our wireless communications business could be adversely affected by national and regional political and economic developments in these major markets.

  13.  Our forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs.

      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

      Some of the statements made in this annual report are not historical or current facts, but deal with potential future circumstances and developments. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates”

or other comparable words, or by discussions of strategy that involve risks and uncertainties. We warn you that these forward-looking statements are only predictions, which are subject to risks and uncertainties, including financial variations, changes in the regulatory environment, industry growth and trend predictions. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operation and results of our wireless communications business also may be subject to the effect of other risks and uncertainties in addition to the other qualifying factors identified in the above “Risk Factors” Section and elsewhere in this annual report, including, but not limited to:

•	general economic conditions in Latin America and Asia and in the market segments that we are targeting for our digital ESMR network;

•	the availability of adequate quantities of system network and subscriber equipment and components to meet our service deployment and marketing plans and customer demand;

•	the effect of the Brazilian currency devaluation on the economies of the Latin American and other countries in which our Operating Companies conduct business;

•	the accuracy of our estimates of the impact of the weakening of currencies in Brazil, the rest of Latin America and other countries as compared to the U.S. dollar;

•	substantive terms of any international financial aid package that may be made available to any country in which our Operating Companies conduct business, including Brazil;

•	future legislation or regulation by governmental entities in the markets in which our Operating Companies conduct their business;

•	the impact of the economic conditions in Latin America and Asia and other market conditions on the volatility and availability of equity and debt financing in domestic and international capital markets and our access to sufficient debt and equity financing to meet our operating and financial needs;

•	the success of efforts to improve and satisfactorily address any issues relating to our digital ESMR network performance;

•	the continued successful performance of the technology being deployed in our various market areas;

•	market acceptance of our new service offerings, including Nextel Worldwide;

•	the ability to achieve and maintain market penetration and average subscriber revenue levels sufficient to provide financial viability to our digital ESMR network business;

•	our ability to timely and successfully accomplish required scale-up of our billing, collection, customer care and similar back-room operations to keep pace with anticipated customer growth, increased system usage rates and growth in levels of accounts receivables being generated by the digital ESMR network customer base;

•	access to sufficient debt or equity capital to meet our operating and financial needs;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular and PCS services;

•	future legislation or regulatory actions relating to SMR or ESMR services, other wireless communication services or telecommunications generally; and

•	other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission.

Item 2. Properties

      In June 1999, we moved our principal executive and administrative offices to the same location in Reston, Virginia as Nextel Communications’ new principal executive and administrative offices. We since have moved our principal executive and administrative offices to a nearby location, also in Reston, Virginia where we lease about 16,900 square feet of office space under a lease expiring in December 2003. Prior to our relocation to Reston, Virginia, our principal executive and administrative offices were located in Seattle, Washington where we lease about 6,600 square feet of office space. We intend to retain our former office space in Seattle until the expiration of our lease in December 2000 for use as our Asia/ Pacific regional office and to house other administrative services. In addition, our Operating Companies lease office space and cell sites in each of the countries where they conduct business.

      Each Operating Company leases cell sites for the transmission of radio service under various individual site leases. Most of these leases are for terms of five years or less, with options to renew. As of December 31, 1999, our Operating Companies, excluding Clearnet and the Shanghai GSM System, had constructed sites at leased locations for their ESMR business, as shown below:

Operating Company	Number

Nextel Brazil	335

Nextel Mexico	155

Nextel Argentina	160

Nextel Peru	65

Nextel Philippines	75

Nexnet	110

Total	900

Item 3. Legal Proceedings

      Nextel Philippines SEC Proceedings. Immediately prior to the Nextel Philippines annual shareholders meeting on July 13, 1998, the Philippines Securities and Exchange Commission issued a temporary restraining order in favor of several Philippines shareholders. These shareholders requested nullification of previously adopted amendments of the bylaws of Nextel Philippines contemplated by the corporate governance provisions of agreements entered into with local shareholders of Nextel Philippines (the “Philippines Partner Agreements”). The temporary restraining order enjoined Nextel Philippines from implementing those bylaw amendments for a 72-hour period. The shareholders further requested that a preliminary injunction be issued with the same effect pending a trial on the merits on the validity of the bylaw amendments. On July 15, 1998, pursuant to the agreement of Nextel Philippines and the shareholders, which agreement was confirmed by the Philippines Securities and Exchange Commission, the temporary restraining order was permitted to expire and, pending a trial on the merits as to the validity of the bylaw amendments, (1) the petitioners agreed to withdraw their petition for a preliminary injunction and (2) Nextel Philippines agreed that the provisions of the bylaw amendments granting Nextel International certain veto rights in corporate governance matters would not be implemented. Although we cannot predict the outcome of this proceeding, we believe that the shareholders’ claims are without merit, and Nextel Philippines intends to vigorously defend against those claims. See “Item 1. Business — H. Nextel International’s Operations and Investments — 5. Philippines” and “Item 1. Business — I. Corporate Governance — Philippines.”

      Nextel Philippines NTC Proceedings. Pursuant to Nextel Philippines’ application for an extension of its PA to operate its wireless communications network using its licensed frequencies in the Philippines, the Philippines NTC issued on March 18, 1998 an order extending the Nextel Philippines’ PA to January 20, 1999 (the “Extension Order”). The language of the Extension Order contained a reference to Nextel Philippines’ “Integrated Dispatch Enhanced Network (IDEN) [sic]....which can function as a trunk radio system and can work also as a cellular system (full-duplex transmission)”. In June and July of 1998, a number of the Philippine cellular mobile telephone companies filed proceedings, which have since been consolidated into one proceeding, with the Philippines NTC asserting that (1) the Extension Order improperly expanded Nextel Philippines’ authority to provide cellular mobile telephone services (“CMTS”) and (2) if Nextel Philippines was indeed authorized to operate CMTS, then Nextel Philippines should be required to meet the other obligations applicable to CMTS operators, including specified obligations to build out local exchange lines. On August 25, 1999, the Philippines NTC issued an order striking the phrase “and can work also as a cellular system (full duplex transmission),” from the

Extension Order. The August 25, 1999 order also confirmed Nextel Philippines’ PA when it clarified that “an extension of a Provisional Authority neither expands nor constricts the scope of such authority.” One cellular mobile telephone company filed a partial motion of reconsideration of that part of the order which declared that cellular mobile telephone company to be in default. Nextel Philippines believes that the partial motion for reconsideration will be denied, and even if granted, that the motion will have no material adverse effect on Nextel Philippines.

      The Philippines NTC issued an order in February 1999 extending Nextel Philippines’ PA to January 19, 2000. On December 7, 1999, Nextel Philippines filed a motion to further extend that PA for one year. Based on Nextel Philippines’ past experience and the Philippines NTC’s usual practice, this motion is expected to be resolved ex-parte in Nextel Philippines’ favor. Nextel Philippines believes that the issuance of the extension after the PA’s expiration will not adversely affect Nextel Philippines’ continued operations. This belief is based on Nextel Philippines’ experience with the practice of the Philippines NTC.

      Nextel Philippines Arbitration. On October 30, 1998, under the dispute resolution provisions of the Philippines Partner Agreements, we commenced arbitration proceedings in Hong Kong against the petitioners; two of the local shareholders of Nextel Philippines, in which we assert that the two shareholders have failed to perform their respective obligations under the Philippines Partner Agreements. We seek equitable and legal relief, including, but not limited to, compensatory damages and injunctive relief.

      McCaw Brazil. On August 16, 1999, we and McCaw Brazil filed a motion for judgment against Telcom Ventures in the Circuit Court for the City of Alexandria, Virginia, seeking a declaration:

•	that the Founders Group’s option to pay for its pro rata share of capital contributions was not properly exercised;

•	that the Founders Group’s ownership interest in McCaw Brazil has fallen below 10%;

•	that, because the Founders Group’s ownership interest in McCaw Brazil has fallen below 10%, the Founders Group is no longer entitled to designate a director to serve on the McCaw Brazil board of directors; and

•	that the director previously designated by the Founders Group must resign from the McCaw Brazil board of directors.

      On September 15, 1999, Telcom Ventures filed its answer denying the material allegations made in the motion for judgment, and asserted a counterclaim alleging that we breached a fiduciary duty to Telcom Ventures and that McCaw Brazil breached a contract with Telcom Ventures by issuing shares for less than fair market value without the informed consent of the director designated by the Founders Group. Telcom Ventures’ counterclaim seeks damages in the amount of $100 million, plus punitive damages. We and McCaw Brazil have timely filed a denial of the material allegations in the counterclaim.

      Other than the proceedings described above, neither we nor any of our subsidiaries is a party to any material litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

      We did not submit any matters to a vote of our stockholders during the fourth quarter of 1999.

PART II

Item 5.  Market for Our Common Equity and Related Stockholder Matters

Market Information

      There is no public trading market for our common stock. There were about 11 holders of our common stock as of March 17, 2000.

Dividends

      We have not paid any dividends on our common stock and do not plan to pay dividends on our common stock for the foreseeable future. Some of our financing documents prohibit, and are expected to continue to prohibit, us from paying dividends, except in compliance with specified financial covenants. In addition, some of the collateral security mechanisms and related provisions associated with our financing agreements limit the amount of cash available to make dividends, loans and cash distributions to us from our subsidiaries. Accordingly, while these restrictions are in place, any profits generated by our subsidiaries will not be available to us for, among other things, payment of dividends.

      We anticipate that for the foreseeable future any cash flow generated from our operations will be used to develop and expand our business and operations. Any future determination as to the payment of dividends on our common stock will be at the discretion of our board of directors and will depend upon our operating results, financial condition and capital requirements, contractual restrictions, general business conditions and other factors as our board of directors deems relevant. There can be no assurance that we will pay dividends on our common stock at any time in the future.

Recent Sales of Unregistered Securities

      During 1999, we issued shares of our series A exchangeable redeemable preferred stock that were not registered under the Securities Act of 1933, including:

•	On May 13, 1999, we issued 1,000 shares of our series A exchangeable redeemable preferred stock to a wholly owned subsidiary of Nextel Communications for $100.0 million. The sale was exempt from registration under section 4(2) of the Securities Act.

•	On November 15, 1999, we issued 500 shares of our series A exchangeable redeemable preferred stock to the same wholly owned subsidiary of Nextel Communications for $50.0 million. The sale was exempt from registration under section 4(2) of the Securities Act.

•	On December 15, 1999, we issued 500 shares of our series A exchangeable redeemable preferred stock to the same wholly owned subsidiary of Nextel Communications for $50.0 million. The sale was exempt from registration under section 4(2) of the Securities Act.

The proceeds of these sales were used primarily to finance the expansion of our digital ESMR networks and the enhancement of coverage within our existing markets in Latin America as well as to satisfy working capital requirements of the Operating Companies in Brazil, Argentina, Mexico, Peru and the Philippines.

      The series A exchangeable redeemable preferred stock was issued at an original liquidation preference of $100,000 per share and thereafter the liquidation preference on the series A preferred stock accretes at an annual rate equal to 13.625%. We have the right at any time to redeem the series A preferred stock in full, or with the consent of the holder of the affected shares of series A preferred stock, in part, at a redemption price equal to 100.0% of the accreted liquidation preference thereof on the redemption date. Under specified circumstances, the holders of the series A preferred stock have the right to exchange the series A preferred stock for shares of our series B redeemable preferred stock, par value $10.00 per share, having a liquidation preference equal to the accreted liquidation preference of the series A preferred stock so exchanged.

      The series B preferred stock to be issued in exchange for shares of series A preferred stock will have an initial annual dividend rate equal to 13.625%, increasing to 18.00% on March 13, 2010. The series B preferred stock will have terms substantially similar to those of the series A preferred stock, except for the right to elect one director to the board of directors and the accrual of cumulative dividends payable quarterly in cash. In addition, we may not issue shares of our series B preferred stock, except in exchange for shares of our series A preferred stock, without the consent of the holder of a majority of the outstanding shares of our series A preferred stock and our series B preferred stock, voting together as a class.

      Other than the sales described above, we did not sell any equity securities that were not registered under the Securities Act during 1999.

Item 6.  Selected Financial Data

      The following table sets forth selected consolidated financial data for the periods indicated and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, including the accompanying notes, appearing elsewhere in this annual report.

      Acquisitions. Our results were affected by business combinations, acquisitions and investments. Additional information regarding acquisition and investment activity during 1999, 1998 and 1997 can be found in Notes 2 and 3 to the consolidated financial statements appearing in Part II of this Form 10-K Annual Report.

      Other (Expense) Income, net. Other (expense) income, net consists primarily of foreign currency transaction losses, of which $57.0 million in 1999 relates to the devaluation of the Brazilian real.

      Stock Splits. The weighted average number of common shares outstanding reflect the 100,000-for-1 stock split effective March 6, 1997 and the 3.65-for-1 stock split effective August 25, 1997.

	Years Ended December 31,

	1999	1998	1997	1996	1995

	(in thousands, except per share amounts)

Consolidated Statement of Operations Data:

Operating revenues	$104,528	$42,488	$13,015	$—	$—

Cost of revenues	40,999	20,085	7,424	—	—

Selling, general and administrative	226,379	143,098	26,768	9,318	277

Depreciation and amortization	108,091	56,039	18,381	168	19

Operating loss	(270,941)	(176,734)	(39,558)	(9,486)	(296)

Interest expense	(179,604)	(106,824)	(56,583)	(323)	—

Interest income	8,442	16,655	19,666	4,300	6,233

Equity in losses of unconsolidated subsidiaries	(31,469)	(12,193)	(11,401)	(5,991)	(6,853)

Other (expense) income, net	(65,905)	2,472	5,561	379	(15,022)

Minority interest in losses of subsidiaries	19,314	17,131	2,085	—	—

Loss before income tax benefit (provision)	(520,163)	(259,493)	(80,230)	(11,121)	(15,918)

Income tax benefit (provision)	17	22,358	6,282	(1,355)	(2,119)

Net loss	$(520,146)	$(237,135)	$(73,948)	$(12,476)	$(18,037)

Net loss per common share, basic and diluted	$(14.23)	$(6.50)	$(2.03)	$(0.34)	$(0.49)

Weighted average number of common shares outstanding	36,560	36,503	36,500	36,500	36,500

	December 31,

	1999	1998	1997	1996	1995

	(in thousands)

Consolidated Balance Sheet Data:

Cash and cash equivalents, including restricted portion	$100,028	$121,116	$159,790	$53,029	$85,302

Property, plant and equipment, net	539,455	530,571	136,210	8,703	36

Investment in unconsolidated subsidiaries	141,120	134,691	106,489	98,982	47,951

Intangible assets, net	454,657	522,419	526,000	10,878	10,135

Total assets	1,681,792	1,601,136	1,123,038	199,367	169,675

Long-term debt, including current portion	1,548,496	1,256,943	600,020	—	—

Stockholders’ (deficit) equity	(179,590)	95,898	296,029	39,203	11,939

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

A.  Results of Operations

      The following is a discussion and analysis of our consolidated financial condition and results of operations for the three years ended December 31, 1999 as well as significant factors that could affect our prospective financial condition.

  Year Ended December 31, 1999 vs. Year Ended December 31, 1998

      1.  Operating Revenues

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	1999	Revenues	1998	Revenues	Dollars	Percent

	(dollars in thousands)

Operating revenues	$104,528	100%	$42,488	100%	$62,040	146%

Nextel Brazil	34,917	33%	17,480	41%	17,437	100%

Nextel Argentina	40,767	39%	10,662	25%	30,105	282%

Nextel Mexico	24,937	24%	12,412	29%	12,525	101%

Nextel Peru	3,907	4%	1,934	5%	1,973	102%

      Operating revenues include service revenues, which consist primarily of charges for airtime usage and monthly network access fees, derived from providing mobile wireless services. Operating revenues increased for the year ended December 31, 1999 due primarily to an increased number of digital subscriber units in service and higher average monthly revenue per digital subscriber unit.

      The increased number of digital subscriber units in service is the primary reason for the increase in consolidated operating revenues in 1999. The growth in the number of digital subscriber units in service is the result of a number of factors, principally:

•	the expansion of coverage in existing markets;

•	higher average subscriber units in service during 1999 as a result of the inclusion of a full year of attracting new subscribers to our digital ESMR services in markets where we launched service during 1998, including Sao Paulo and Rio de Janeiro, Brazil; Buenos Aires and Rosario, Argentina; and Mexico City, Mexico, compared to 1998, which included new subscriber loading activities for only that portion of the year following the initial launches of our digital ESMR services in these markets;

•	a continued emphasis on increasing brand awareness, primarily through increased advertising; and

•	the launch of digital interconnect service in Peru during June 1999. Prior to June 1999, only two-way radio digital dispatch service was available from Nextel Peru, and the potential customer base expanded significantly with the addition of interconnect service.

      The higher average monthly revenue per digital subscriber unit also contributed to the increase in operating revenues in 1999. The higher average monthly revenue is the result of a number of factors, principally:

•	the establishment of the calling-party-pays program in Argentina, resulting in additional revenue via fees paid by non-subscribers placing calls to subscribers of Nextel Argentina;

•	the introduction of digital interconnect ESMR service in Peru during June 1999, which generates significantly higher revenues per subscriber than the two-way radio digital dispatch service previously available; and

•	a shift in our customer mix away from use of digital two-way radio only to full use of our integrated services with a corresponding increase in minutes of use of our digital services.

      2.  Cost of Revenues

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	1999	Revenues	1998	Revenues	Dollars	Percent

	(dollars in thousands)

Cost of revenues	$40,999	39%	$20,085	47%	$20,914	104%

Nextel Brazil	16,064	15%	8,916	21%	7,148	80%

Nextel Argentina	14,092	13%	5,324	13%	8,768	165%

Nextel Mexico	9,175	9%	5,332	13%	3,843	72%

Nextel Peru	1,668	2%	513	—	1,155	225%

      Cost of revenues consists primarily of network operating costs and interconnection fees assessed by local exchange carriers. Cost of revenues has increased during 1999 in comparison to 1998 primarily due to interconnect costs on higher minutes of use and increased site lease costs, technical expenses and utilities that we incurred due to an increase in the number of switches and cell sites on air during 1999.

      3.  Selling, General and Administrative Expenses

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	1999	Revenues	1998	Revenues	Dollars	Percent

	(dollars in thousands)

Selling, general and administrative expenses	$226,379	217%	$143,098	337%	$83,281	58%

Selling and marketing	112,116	107%	65,154	153%	46,962	72%

General and administrative	114,263	110%	77,944	184%	36,319	47%

      Selling and marketing expenses increased across all of our reportable segments during 1999, due to the following:

•	$24.6 million of increased losses (subsidy) generated from increased sales of digital subscriber units and related accessories;

•	$11.2 million of increased commissions earned by employees, indirect dealers and distributors as a result of increased digital subscriber unit sales;

•	$8.4 million of increased costs related to additional employees necessary to support marketing and fulfillment functions for the expanded subscriber base; and

•	$2.8 million of additional advertising costs.

      The increase in general and administrative expenses during 1999 is due to the following:

•	$26.1 million of increased bad debt expense, which is discussed below;

•	$7.8 million of increased expenses related to billing and customer care as a result of a larger customer base; and

•	$2.4 million increase in personnel, facilities and general corporate expenses primarily reflecting increased staffing for support of company wide initiatives, including negotiating contracts with key vendors to take advantage of volume discounts, as well as coordinating the technology needs for future programs such as international roaming and prepaid calling cards.

      Bad debt expense increased from $7.1 million during 1998 to $33.2 million during 1999, or $26.1 million. This increase is a result of a focused program to aggressively take action on delinquent paying customers and to strengthen credit and collection procedures in Brazil and Argentina. As part of this program, we suspended and/or deactivated nonpaying customers and implemented procedures to minimize credit risk, such as requiring deposits, requesting bank statements and/or requesting current credit references from prospective customers. Following the institution of this program, bad debt expense decreased from $22.4 million during the first six months of 1999 to $10.8 million during the last six months of 1999.

      4.  Depreciation and Amortization

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	1999	Revenues	1998	Revenues	Dollars	Percent

	(dollars in thousands)

Depreciation and amortization	$108,091	103%	$56,039	132%	$52,052	93%

      Depreciation and amortization increased for 1999 as compared to 1998 primarily due to: (1) increased depreciation as a result of placing additional cell sites into service in existing markets to improve and expand coverage during 1999 and (2) the recording of a full year of depreciation during 1999 on cell sites and switches placed into service during 1998. System assets relating to the development and expansion of our digital ESMR networks represent the largest portion of capital expenditures during 1999. We begin depreciating an asset when it is placed into service.

      5.  Segment Losses, Interest Expense, Interest Income, and Other

							Increase/
		% of			% of		(Decrease) from
		Consolidated			Consolidated		Previous Year
	December 31,	Operating		December 31,	Operating
	1999	Revenues		1998	Revenues		Dollars	Percent

	(dollars in thousands)

Segment losses	$(162,850)	(156%	)	$(120,695)	(284%	)	$42,155	35%

Brazil	(68,554)	(66%	)	(60,945)	(143%	)	7,609	12%

Argentina	(36,979)	(35%	)	(35,353)	(83%	)	1,626	5%

Mexico	(28,813)	(28%	)	(10,253)	(24%	)	18,560	181%

Peru	(12,579)	(12%	)	(3,007)	(7%	)	9,572	318%

Corporate and other	(15,925)	(15%	)	(11,137)	(26%	)	4,788	43%

Interest expense	(179,604)	(172%	)	(106,824)	(251%	)	72,780	68%

Interest income	8,442	8%		16,655	39%		(8,213)	(49%	)

Equity in losses of unconsolidated subsidiaries	(31,469)	(30%	)	(12,193)	(29%	)	19,276	158%

Foreign currency transaction (loss) gain and other, net	(65,905)	(63%	)	2,472	6%		(68,377)	NM

Minority interest in losses of subsidiaries	19,314	18%		17,131	40%		2,183	13%

      We define segment losses as earnings before interest, taxes, depreciation and amortization and other non-recurring charges. We incurred segment losses across all of our consolidated subsidiaries for 1999. We expect these segments losses to continue while we are expanding digital ESMR networks and business activities, expanding our subscriber base and expanding the support systems necessary to service our growing number of subscribers.

      We attribute the decrease in interest income to the lower average cash balances on hand during 1999 in comparison to 1998. During 1999, our primary funding sources consisted of borrowings under long-term debt facilities and capital contributions from a wholly owned subsidiary of Nextel Communications, both of which occurred immediately prior to, or simultaneously with, our anticipated uses of the funds. During 1998, however, our primary funding source was the net proceeds from the issuance of our 12.125% Senior Serial Redeemable Discount Notes (the “March 1998 Notes”), which generated interest income prior to their utilization in our business.

      The increase in interest expense during 1999 in comparison to 1998 is due to higher levels of outstanding debt throughout the year. Draws were made on the International Motorola Financing Facility and the Argentina Credit Facility to fund network expansion during 1999. In addition, capitalized interest decreased during 1999 as average construction in progress balances decreased from 1998, when the balances consisted primarily of costs associated with the subsequent launches of markets in Brazil, Argentina, and Mexico, to 1999, when the balances consisted primarily of costs associated with expanding and enhancing coverage in existing markets.

      Our loss from equity method investments increased primarily due to a $16.4 million increase in the loss from our investment in Nextel Philippines. The loss from this investment was caused both by an increase in our ownership during 1998 and an increase in the net losses of Nextel Philippines. Digital ESMR service was launched in Manila during the third quarter of 1998. The increase in the net losses of Nextel Philippines was due primarily to higher interest expense and depreciation and amortization related to the build-out of its network and higher selling and marketing costs associated with equipment subsidies and advertising during 1999. Increased losses in Nexnet caused the remaining increase in loss from equity method investments during 1999.

      Our foreign currency transaction gain (loss) and other, net $65.9 million balance is related primarily to the devaluation during 1999 of the Brazilian real relative to the U.S. dollar.

      The increase in our minority interest in losses of subsidiaries is directly related to increased losses attributable to minority shareholders of Nextel Brazil and Nextel Peru.

      We recognized an income tax benefit during 1998 of $22.4 million related to net operating losses of our subsidiaries in Brazil, Mexico and Argentina. Changes in tax legislation in Argentina and Mexico, and depletion of temporary differences in Brazil, have contributed to the decrease in the income tax benefit for 1999 for those segments. Additionally, we are precluded from recognizing any income tax benefits associated with U.S. net operating losses, because it is not reasonably certain that we will generate taxable income during periods prior to the expiration of our accumulated net operating losses.

  Year Ended December 31, 1998 vs. Year Ended December 31, 1997

      Our 1998 consolidated financial statements include the accounts and balances of Nextel Brazil and Nextel Mexico for the entire year, and of Nextel Argentina and Nextel Peru for the eleven months ended December 31, 1998. Our 1997 consolidated financial statements include the accounts and balances of Nextel Brazil from January 30, 1997 through year end, of Nextel Mexico from September 1, 1997 through year end, and of Nextel Argentina from January 1, 1997 through May 5, 1997. From May 6, 1997 through January 30, 1998, Nextel Argentina was accounted for under the equity method.

					Increase/
		% of		% of	(Decrease) from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	1998	Revenues	1997	Revenues	Dollars	Percent

	(dollars in thousands)

Operating revenues	$42,488	100%	$13,015	100%	$29,473	226%

Cost of revenues	20,085	47%	7,424	57%	12,661	171%

Selling, general and administrative expenses	143,098	337%	26,768	206%	116,330	435%

Depreciation and amortization	56,039	132%	18,381	141%	37,658	205%

Interest expense	106,824	251%	56,583	435%	50,241	89%

Interest income	16,655	39%	19,666	151%	(3,011)	(15%	)

Equity in losses of unconsolidated subsidiaries	12,193	29%	11,401	88%	792	7%

Foreign currency transaction gain and other, net	2,472	6%	5,561	43%	(3,089)	(56%	)

Minority interest in losses of subsidiaries	17,131	40%	2,085	16%	15,046	721%

Income tax benefit	22,358	53%	6,282	48%	16,076	256%

      1.  Operating Revenues

      In 1998, operating revenues increased by $29.5 million as compared to 1997. This increase is primarily attributable to fees generated from digital ESMR service and analog SMR service provided in Brazil in 1998 by affiliates of Nextel Brazil and from analog SMR services provided in Mexico in 1998 by affiliates of Nextel Mexico. A portion of the increase is also attributable to the greater number of months Mexico was consolidated during 1998, and to the purchase of the majority interest in Nextel Argentina and Nextel Peru in January 1998. During 1997, revenues were primarily attributable to analog SMR service provided in Mexico and Brazil. As we launched digital ESMR service in Brazil, Argentina and Mexico during 1998, fees were generated predominantly by digital ESMR service.

      2.  Cost of Revenues

      In 1998, cost of revenues increased $12.7 million as compared to 1997. This increase relates primarily to increases in site and switch operating costs, including site rents, utilities and maintenance, increases in interconnect costs related to our digital networks and increases in the cost of equipment sales and maintenance. The increase in cost of revenues is also attributable to Nextel Mexico’s full year of consolidated operations during 1998 compared to only four months in 1997 and the addition of Nextel Argentina and Nextel Peru as consolidated subsidiaries during 1998.

      3.  Selling, General and Administrative Expenses

      The $116.3 million increase in selling, general and administrative expense in 1998 as compared to 1997 is attributable to market growth, the launch of the digital ESMR networks, an increase in staffing and other costs required to support the digital ESMR service, increased subsidies on sales of subscriber units and advertising and marketing costs incurred to create brand awareness in each of the markets that launched digital ESMR service during 1998.

      4.  Depreciation and Amortization

      The $37.6 million increase in depreciation and amortization expense to $56.0 million in 1998 from $18.4 million in 1997 is primarily attributable to amortization of licenses in Nextel Argentina, Nextel Brazil, and Nextel Mexico, an increase in depreciation expense related to the launch of our digital ESMR networks during 1998 and depreciation and amortization expense related to the consolidation of the operating results of Nextel Argentina for the full year in 1998 and Nextel Peru commencing in February 1998.

      5.  Interest Income, Interest Expense and Other

      Interest income decreased $3.0 million to $16.7 million during 1998 from $19.7 million during 1997. The decrease is primarily attributable to a reduction of income recognized on the investment of the net proceeds from the March 1998 Notes, compared to the income recognized on the investment of the net proceeds from the issuance of our 13.0% Senior Redeemable Discount Notes (the “March 1997 Notes”), prior to their utilization in our business.

      Interest expense increased $50.2 million to $106.8 million in 1998 from $56.6 million in 1997. This increase is attributable to accretion of interest and related amortization of debt issue costs on the March 1998 Notes, a full year of interest accretion and amortization of debt issue costs on the March 1997 Notes, and increased interest expense due to the greater amount of outstanding borrowings under the EFA between McCaw Brazil and Motorola Credit and the Argentina Credit Facility during 1998. These increased costs were partially offset by an increase in the amount of interest capitalized in connection with the construction and development of our digital ESMR networks during 1998.

      Loss from equity method investments increased $0.8 million to $12.2 million in 1998 from $11.4 million in 1997. The loss in 1998 was primarily attributable to about $5.8 million in losses associated with our 38 percent interest (30 percent through August 1998) in Nextel Philippines and $5.5 million in losses associated with our 21 percent interest in Nexnet. During 1997, the loss from equity method investments also includes $4.5 million of losses associated with our 50 percent interest in Nextel Argentina which was accounted for using the equity method for the majority of 1997.

      Foreign currency transaction gain and other, net decreased $3.1 million during 1998 as compared to 1997 primarily due to an increase in foreign currency gains recognized on the remeasurement of Nextel Mexico’s net monetary liabilities and Nexnet’s Japanese yen-denominated debt.

      Minority interest in the net loss of Nextel Brazil and Nextel Mexico totaled $17.1 million in 1998, an increase of $15.0 million over 1997. This increase is primarily attributable to the minority shareholders’ about 23% interest in the net loss of Nextel Brazil.

      We recognized an income tax benefit of $22.4 million in 1998 compared to an income tax benefit of $6.3 million in 1997. The increased income tax benefit recognized in 1998 was primarily attributable to operating losses related to Nextel Brazil and Nextel Mexico.

B.  Liquidity and Capital Resources

      We incurred net losses of $520.1 million in 1999 and $237.1 million in 1998. The operating expenses and capital expenditures associated with developing, enhancing and operating our digital ESMR networks have more than offset operating revenues. Our operating expenses, debt service obligations and anticipated capital expenditures are expected to continue to more than offset operating revenues for the next several years. We have consistently used external sources of funds, primarily from debt incurrences and from the issuance of our series A exchangeable redeemable preferred stock to a wholly-owned subsidiary of Nextel Communications to fund operations, capital expenditures, acquisitions and other nonoperating needs. During 2000, we anticipate that our funding needs will be met by utilization of a similar variety of financing sources, including vendor and bank financing, potential issuance of public or private securities, and, if necessary, potential debt or equity financing from Nextel Communications. See “Item 1. Business — L. Risk Factors — 13. Our forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs.”

  Cash Flows

      Net cash used in operating activities for 1999 improved by $47.6 million compared to 1998 primarily due to improvements in working capital management.

      Investing activities consist primarily of capital expenditures to expand and enhance our digital ESMR networks and investments in our unconsolidated subsidiaries. During 1998, significant capital expenditures were made in advance of the commercial launch of digital interconnect service in São Paulo and Buenos Aires, which occurred during the second quarter of 1998, and in Rio de Janeiro, Mexico City and Rosario, which occurred during the third quarter of 1998. Capital expenditures during 1999 were $226.2 million lower than during 1998. The lower amount of capital expenditures in 1999 is related to a commensurately reduced network construction program. In contrast to the five markets launched during 1998 in major metropolitan areas of Latin America, in 1999, we launched only one new market in Lima, Peru. In addition, the principal focus of our capital expenditures and our digital ESMR network construction program in 1999 was to improve the quality of service in our existing coverage areas rather than to expand our wireless service area. Investments in unconsolidated subsidiaries decreased from $97.6 million in 1998 to $38.4 million in 1999. The lower investment amount in 1999 resulted from reduced investment activity in Japan and the Philippines.

      Net cash provided by financing activities for the year ended December 31, 1999 consists primarily of the following:

•	$200 million in net proceeds from the issuance of our series A exchangeable redeemable preferred stock to a wholly owned subsidiary of Nextel Communications;

•	$132.9 million from additional borrowings under our long-term debt facilities;

•	$17.0 million of contributions from minority stockholders of our majority owned consolidated subsidiaries; and

•	$2.0 million in proceeds from the exercise of stock options;

offset by:

•	$25.6 million in payments to Nextel Communications as reimbursement of costs incurred on our behalf; and

•	$16.2 million of repayment of principal amounts outstanding under our long-term debt facilities.

C.  Future Capital Needs and Resources

      During 1997 and 1998, we focused on acquiring spectrum and on building digital ESMR networks to launch our integrated wireless service in new markets. During 1999, we responded to the impact of a temporary regional financial crisis in Latin America by reducing our level of expenditures, concentrating on improving the quality, rather than significantly expanding the geographic reach, of our digital ESMR network services, and by focusing on improving the quality of our subscriber base, solidifying our management team and implementing improvements in our business processes and systems. As a result of the actions taken during 1999, our operational performance, particularly in the second half of the year, began to show significant improvement in terms of subscriber and revenue growth. Consequently, during the fourth quarter of 1999, we revised our strategy to focus on aggressive expansion and improvement of digital ESMR network coverage in our Latin American markets. A number of factors prompted the revised strategy, including:

•	the improvement in operating results achieved by our consolidated subsidiaries;

•	the need to move quickly to address increasingly competitive environments in our existing markets;

•	the perceived improved conditions in domestic and international capital markets;

•	the actual and anticipated prospective relaxation of significant regulatory restrictions affecting Nextel Brazil; and

•	the stabilization of economic factors in the Latin American region, particularly in Brazil and Mexico.

      In connection with the implementation of our strategy, we have developed a business plan to improve subscriber unit growth, revenues and other key financial performance measurements. We have already begun to take the actions necessary to achieve this business plan. These actions include:

•	improving digital ESMR network coverage within our existing markets;

•	expanding our digital ESMR network service to reach new areas;

•	improving brand awareness;

•	introducing innovative pricing plans;

•	working closely with industry associations and local government offices to eliminate anti-competitive and anti-consumer regulations;

•	developing new and strengthening existing distribution channels; and

•	introducing new products and services.

      Our 2000 operating plan has been developed in anticipation of the continuing acceleration of the growth, and continuing improvements in the financial and operating performance, of our digital ESMR networks. Accordingly, we expect that anticipated cash expenditures during 2000 will be focused on the following items:

•	capital expenditures to expand and improve digital ESMR network coverage in existing or targeted future markets primarily in Latin America;

•	acquisition of additional spectrum to support entry into new digital ESMR network markets and/or to support increased network capacity and reduce future network construction expenditures in our existing digital ESMR markets;

•	debt service requirements; and

•	working capital requirements associated with our expanding operations in our existing and targeted future markets.

      Taking into consideration our planned cash needs, we believe that we will be able to fully fund operations through calendar year 2000. This conclusion is premised on the anticipated availability of funds from the following sources:

•	unused borrowings of up to the full $85.9 million remaining under the International Motorola Financing Facility;

•	unused borrowings of up to the full $21.2 million remaining under the EFA between Nextel Brazil and Motorola Credit;

•	use of the $56.6 million available under the International Motorola Incremental Facility (all of which was drawn on January 6, 2000);

•	unused borrowings of up to the full $41.7 million remaining under the Motorola Argentina Incremental Facility;

•	existing subscriber unit purchase agreements;

•	potential private and/or public issuance of securities by us or our subsidiaries; and

•	potential issuance of additional preferred stock, or other equity or debt securities, to a wholly owned subsidiary of Nextel Communications.

      We have had and may in the future have discussions with third parties regarding potential acquisitions of and/ or equity investments in those third parties or wireless communications businesses or assets owned by them. Consideration of these potential acquisitions and/or investments is part of our proactive approach to expanding coverage in our principal target markets in Latin America and also could represent financially attractive or strategically desirable investment opportunities elsewhere. At this time, other than the existing arrangements that have been consummated and/or are disclosed in this annual report, we have no legally binding commitments or understandings with any third parties that would require us to purchase an interest in or otherwise make any investment in or financial commitment to any new ventures. Our current expectation of cash needs and anticipated availability of related required funding during the year 2000 do not reflect the impact of any potential acquisitions or investments that may occur. Any potential acquisitions or investments could involve significant additional funding needs in excess of those sources that we currently anticipate to be available, and thus could require us to raise additional equity or debt funding to successfully pursue, consummate and realize the potential benefits of those potential acquisitions or investments.

      If our business plans change, if economic conditions in any of our markets or competitive practices in the mobile wireless telecommunications industry, especially in Latin America, change materially from those currently prevailing or from those now anticipated to exist during the year 2000, or if other presently unexpected circumstances are encountered that have a material effect on the cash flow and/or profitability of our mobile wireless business, our anticipated cash needs as well as our conclusions as to the adequacy of our available sources could change significantly. We have been and will continue to be sensitive to abrupt changes in the financial markets and the business environments in those countries where we have operations, and will adjust our operating and financing plans accordingly.

      The availability of borrowings under our financing agreements is subject to specified conditions and limitations, and we cannot provide assurance that those conditions will be met at the times that we need to access borrowings under the relevant facilities. The terms of our financing agreements also require us at specified times to maintain compliance with various operating and financial covenants or ratios, which may become more stringent over time. Any failure to meet these covenants or ratios could have adverse effects on us and our ability to implement our current business plans, such as making future borrowings under those agreements unavailable or requiring repayment of amounts previously borrowed under those agreements in advance of their currently scheduled maturities. In addition, our capital needs and our ability to adequately address those needs through existing or any future potential debt or equity funding sources are subject to a variety of factors that cannot presently be predicted with certainty, including, for example, the commercial success of our digital ESMR networks, the amount and timing of our capital expenditures and operating losses.

      Although we anticipate that we will be able to call upon Nextel Communications to provide us with significant financial support during 2000 if we are unable to obtain necessary funding from other sources, there can be no assurance that any specific amount or type of financing will be provided, and Nextel Communications has no legal obligation to make any additional equity investments, or to otherwise advance any other funds to us. In addition to the absence of any legal obligation of Nextel Communications to provide funding to us, some of the agreements to which Nextel Communications currently is a party restrict the amount available to Nextel Communications and its relevant subsidiaries for specified purposes, including investments in and advances to us. To the extent we are unable, for any reason, to obtain sufficient funding from Nextel Communications, we cannot provide assurance whether or on what terms adequate replacement funding might be available from any other source. If we are unable to obtain additional capital, or to obtain it on acceptable terms and in a timely manner, we would attempt to take appropriate responsive actions to tailor our activities to our available financing, including making revisions to our business plan to accommodate the reduced funding. See “Item 1. Business — L. Risk Factors — 13. Our forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs.”

D.  Year 2000

      We did not experience any significant malfunctions or errors in our operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, we do not expect any significant impact to our on-going business as a result of “Year 2000 Issues.” However, it is possible that the full impact of the date change, which was of concern due to the possibility that our computer programs that had date-sensitive software may have recognized a date using “00” as the year 1900 rather than the year 2000, has not been fully recognized. For example, it could be possible that year 2000 or similar issues such as leap year-related problems may occur and impair our ability to process transactions, send invoices, maintain payroll or engage in similar normal business activities such as financial closing at month or quarterly end. We believe that any of these types of problems that may be encountered are likely to be minor and correctable. In addition, we could still be negatively affected if our customers or suppliers are adversely affected by year 2000 or similar issues. We are not currently aware of any significant year 2000 or similar problems that have arisen for our customers or suppliers.

E.  Effect of New Accounting Standards

      1.  Statement of Financial Accounting Standards No. 133

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments (including some derivatives embedded in other contracts) and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. In June 1999, the FASB issued SFAS No. 137, “Deferral of the Effective Date of FASB Statement No. 133 — an Amendment of FASB Statement No. 133,” which deferred the effective date for us until January 1, 2001. We are in the process of evaluating the potential impact of this standard on our financial position and results of operations.

      2.  Statement of Position 98-1

      In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” This statement establishes accounting standards for costs incurred in the acquisition or development and implementation of computer software. These new standards require the capitalization of some software implementation costs relating to software acquired or developed and implemented for internal use. The adoption of this statement, effective January 1, 1999, had no impact on our financial position or results of operations.

      3.  Statement of Position 98-5

      In April 1998, the AICPA issued Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities.” This statement requires costs of start-up activities and organization costs to be expensed as incurred. The adoption of this statement, effective January 1, 1999, had no impact on our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      We finance a significant portion of our operations through senior discount notes and bank and vendor credit facilities. These financial instruments expose us to market risks, including interest rate risk and foreign currency exchange risk. Our U.S. dollar denominated borrowings and vendor equipment financing account for about 90% of our cross currency exposure. The tenor of available hedging products is generally short-term and does not match our long-term capital flows. We are also exposed to interest rate risk due to fluctuations in the prime rate and LIBOR. These rates are used to determine the variable rates of interest that are applicable to borrowings under our bank and vendor credit facilities.

      Our debt is denominated in U.S. dollars, while our operating revenues are denominated in foreign currencies. Fluctuations in exchange rates relative to the U.S. dollar, primarily those related to the Brazilian real, expose us to significant foreign exchange risk. We attempt to protect our revenues and earnings from foreign currency exchange risks by periodically adjusting prices in local currencies.

      We hold an available-for-sale investment in the common stock of Clearnet, a publicly traded company, which had a fair value of $287.9 million at December 31, 1999. We report our investment at its market value in our financial statements. Negative fluctuations in the stock price of Clearnet expose us to equity price risks. A 10% decline in the stock price of Clearnet would result in a $28.8 million decrease in the fair value of our investment in Clearnet.

      The table below summarizes our sensitivity to market risks associated with fluctuations in foreign currency exchange and interest rates. The table presents principal cash flows by year of maturity for our fixed and variable rate debt obligations. Fair values are determined based on quoted market prices for senior discount notes and carrying value for the bank and vendor credit facilities at December 31, 1999. See Note 7 to our consolidated financial statements for additional information related to our debt obligations.

	Year of Maturity
							Total due
	2000	2001	2002	2003	2004	Thereafter	At Maturity	Fair Value

	(dollars in thousands)

Long-term debt:

Fixed rate	$950	$951	$502			$1,681,463	$1,683,866	$1,077,557

Average interest rate	14.5%	14.5%	14.5%			12.6%	12.6%

Variable rate	32,789	79,609	89,985	89,985	58,865		351,233	351,233

Average interest rate	9.7%	9.7%	10.0%	10.0%	9.9%		9.7%

Item 8. Financial Statements and Supplementary Data

      We have included the consolidated financial statements required under this Item in Part IV, Item 14(a)(1) of this report. We have included the financial statement schedules required under Regulation S-X in Part IV, Item 14(a)(2) of this report.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10. Our Directors and Executive Officers

      We have set forth below information on our executive officers and directors as of March 29, 2000:

Name	Age	Positions

Timothy M. Donahue	51	Chairman of the Board of Directors

Keith D. Grinstein	39	Vice Chairman of the Board of Directors

Steven M. Shindler	37	Interim Chief Executive Officer and Director

Lo van Gemert	45	President and Chief Operating Officer

Byron R. Siliezar	44	Vice President and Chief Financial Officer

Barry West	54	Vice President and Chief Technical Officer

Daniel F. Akerson	51	Director

Steven P. Dussek	43	Director

C. James Judson	55	Director

Craig O. McCaw	50	Director

Dennis M. Weibling	49	Director

      Timothy M. Donahue has been Chairman of our board since July 14, 1999 and a director since August 1997. Mr. Donahue has served as President and Chief Executive Officer of Nextel Communications since July 1999 and as a director of Nextel Communications since June 1996. From February 1996 until July 1999, Mr. Donahue was President and Chief Operating Officer of Nextel Communications. From 1986 to January 1996, Mr. Donahue held various senior management positions with AT&T Wireless Services, Inc., including, most recently, Regional President for the Northeast. Mr. Donahue is a director of Nextel Partners and SpectraSite Holdings.

      Keith D. Grinstein was named Vice Chairman of our board in August 1999 and has been a director since January 1996. Mr. Grinstein was our President from January 1996 until March 1999 and our Chief Executive Officer from January 1996 until August 1999. From January 1991 to December 1995, Mr. Grinstein was President and Chief Executive Officer of the aviation communications division of AT&T Wireless Services, Inc., formerly McCaw Cellular Communications, Inc. Mr. Grinstein also held a number of positions at McCaw Cellular Communications and its subsidiaries, including Vice President and Assistant General Counsel of McCaw Cellular Communications and Vice President, General Counsel and Secretary of LIN Broadcasting Company. Mr. Grinstein received a B.A. from Yale University and J.D. from Georgetown University. Mr. Grinstein currently is a director of The Ackerley Group Inc., F5 Networks Inc. and Nextera Enterprises Inc.

      Steven M. Shindler has been a director on our board since May 1997 and, effective March 24, 2000, was named our Interim Chief Executive Officer. Mr. Shindler is also Executive Vice President and Chief Financial Officer of Nextel Communications, a position he has held since May 1996. From 1987 to 1996, Mr. Shindler was an officer with Toronto Dominion Bank, where most recently he was a Managing Director in its Communications Finance Group. Mr. Shindler also serves as a director of SpectraSite Holdings.

      Steven P. Dussek has served as a director on our board since March 21, 1999. From September 1999 until March 2000, Mr. Dussek was our Chief Executive Officer. Mr. Dussek was our President and Chief Operating Officer from March 1999 until September 1999. Since May 1996, Mr. Dussek has served in various senior management positions with Nextel Communications, most recently as Executive Vice President and Chief Operating Officer. From May 1995 to May 1996, Mr. Dussek served as Vice President and General Manager of the Northeast Region for the PCS division of AT&T Wireless Services, Inc. From January 1993 to March 1995, Mr. Dussek served as Senior Vice President and Chief Operating Officer of Paging Networks, Inc. Mr. Dussek is currently a director of Clearnet.

      Lo van Gemert was named our President and Chief Operating Officer effective September 1999. Since July 1999, Mr. van Gemert has served as Senior Vice President of Nextel Communications and from October 1996 until August 1999, he served as Nextel Communications’ President of the North Region. Before joining Nextel Communications in 1996, Mr. van Gemert served as Executive Vice President at Rogers Cantel in Canada, where he was responsible for PCS, paging, data and air-to-ground services. From 1980 to 1994, Mr. van Gemert held various senior management positions, domestically and abroad, at Sony Corporation and BellSouth Corporation.

      Byron R. Siliezar has been our Vice President and Chief Financial Officer since January 29, 1999. From July 1998 to January 1999, Mr. Siliezar was our Vice President and Controller. Previously, Mr. Siliezar served as Vice President of Finance at Neodata, a subsidiary of EDS Corporation and in various executive and management positions at GTE Corporation. Mr. Siliezar received an M.B.A. in Corporate Finance from the University of California at Los Angeles.

      Barry West has been our Vice President and Chief Technology Officer since January 1999. Mr. West also serves as Vice President and Chief Technology Officer of Nextel Communications, a position he has held since joining Nextel Communications in March 1996. Previously, he served in various senior positions with British Telecom plc for more than five years, most recently as Director of Value-Added Services and Corporate Marketing at Cellnet, a cellular communications subsidiary of British Telecom. Mr. West also serves as a director of U.S. Wireless Corp.

      Daniel F. Akerson has been a director on our board since March 1996. Mr. Akerson served as Chairman of our board from March 1996 until July 1999. Mr. Akerson is also currently Chairman of the board of directors of Nextel Communications, a position he has held since March 1996. From March 1996 until July 1999, Mr. Akerson was Chief Executive Officer of Nextel Communications. In September 1999, Mr. Akerson became Chairman and Chief Executive Officer of NEXTLINK Communications, Inc., a publicly held competitive local exchange carrier controlled by Craig O. McCaw. From June 1993 to March 5, 1996, Mr. Akerson served as a general partner of Forstmann Little & Co., a private investment firm, and also held the positions of Chairman of the board and Chief Executive Officer of General Instrument Corporation, a technology company acquired by Forstmann Little. From 1983 to 1993, Mr. Akerson held various senior management positions with MCI Communications Corporation, including President and Chief Operating Officer. Mr. Akerson serves as a director of American Express Company and America Online, Inc.

      C.  James Judson has been a director on our board since February 1995. Mr. Judson is also Vice President, Secretary and General Counsel of Eagle River, Inc., a company formed to make strategic investments in telecommunications ventures. He has held those positions since January 1995. From 1969 to January 1995, Mr. Judson was a partner in the Davis Wright Tremaine law firm. Mr. Judson received a B.A. and a L.L.B. from Stanford University.

      Craig O. McCaw has served as a director on our board from February 1995 until our acquisition by Nextel Communications in August 1995. Mr. McCaw was reelected to our board in February 1997. Since 1994, Mr. McCaw has served as Chairman of the Board and Chief Executive Officer of Eagle River, Inc., and, since 1995, as Chairman of the Board of Digital Radio, L.L.C., a company formed for the purpose of making an equity investment in Nextel Communications. From 1974 to September 1994, Mr. McCaw served as Chairman of the Board and Chief Executive Officer of McCaw Cellular Communications, Inc., which was sold to AT&T Corp. in August 1994. Mr. McCaw serves as a director of Nextel Communications and as Chairman of the Operations Committee of the Nextel Communications board of directors. Since September 1994, Mr. McCaw has served as director of NEXTLINK Communications, Inc. In September, 1997 Mr. McCaw was appointed Chairman of the Board of the Teledesic Corporation, a satellite communications company, which position he still holds.

      Dennis M. Weibling has been a director on our board since February 1995. From October 1995 to March 1996, Mr. Weibling served as Nextel Communications’ acting Chief Executive Officer. Mr. Weibling is currently President of Eagle River, Inc., a position he has held since 1993. From 1981 to 1993, Mr. Weibling was a shareholder of Clark, Nuber and Co., P.S., a public accounting firm in Bellevue,

Washington. Mr. Weibling received a B.A. from Wittenberg University and a J.D. from the University of Nebraska. Mr. Weibling is a director of Nextel Communications and is a member of the Operations Committee, Audit Committee and Compensation Committee of the Nextel Communications board of directors. He is also a director of NEXTLINK and Nextel Partners.

Committees of the Board of Directors

      We established an audit committee in November 1997. Messrs. Weibling (chairman) and Shindler serve as members of the audit committee. The audit committee held two meetings in 1999.

      We established a stock option plan administration committee in June 1998. Messrs. Weibling (chairman) and Judson serve as members of the plan administration committee. The plan administration committee held nine meetings in 1999.

      We established an executive committee in March 1999. Messrs. Donahue (chairman), Dussek and Weibling serve as members of the executive committee.

      Our board of directors has no other standing committees.

Item 11.  Executive Compensation

Compensation of Executive Officers

      In the following table and discussion, we summarize the compensation earned during the last three fiscal years by: (1) each individual who served as our Chief Executive Officer during 1999; (2) each of our three other most highly compensated executive officers who earned more than $100,000 in salary and bonuses for services rendered in all capacities during 1999; and (3) one other individual who would have been among the individuals in clause (2) above but for the fact that he was not serving as executive officers at December 31, 1999. We refer to these individuals collectively as the “Named Executive Officers.”

					Long-Term
					Compensation
					Awards

	Annual Compensation						Securities
					Restricted		Underlying	All Other(2)
Name and Principal Position	Year	Salary($)		Bonus($)	Stock Awards($)		Options/SARs(#)(1)	Compensation($)

Steven P. Dussek(3)	1999	150,618		—	458,400	(11)	410,000/—	72,511	(9)
Former Chief Executive	1998	—		—	—		—	—
Officer	1997	—		—	—		—	—

Keith D. Grinstein(4)	1999	207,518		113,400	—		50,000/—	3,800
Vice Chairman and former	1998	195,054		73,426	—		60,000/—	3,900
President and Chief Executive Officer	1997	180,000		79,200	—		540,000/—	3,200

Lo van Gemert(5)	1999	98,928		79,270	1,438,200	(12)	125,000/—	2,672
President and Chief Operating	1998	—		—	—		—	—
Officer	1997	—		—	—		—	—

Byron R. Siliezar	1999	197,708		100,620	—		80,000/—	34,544	(10)
Vice President and Chief	1998	56,250	(8)	23,494	—		23,000/—	76,854	(10)
Financial Officer	1997	—		—	—		—	—

Jose Felipe	1999	236,688		149,900	—		115,000/—	36,805	(7)
President, Nextel Argentina,	1998	116,795		75,000	—		105,000/—	37,000	(7)
S.R.L.	1997	—		—	—		—	—

Heng-Pin Kiang(6)	1999	128,323		—	—		15,000/—	62,614	(6)
Former Vice President,	1998	165,769		50,000	—		14,000/—	7,600
General Counsel and	1997	160,940		60,000	—		290,000/—	5,572
Secretary

(1)	We granted options under the Nextel International 1997 Stock Option Plan. Additionally, all of the named individuals also have received equity awards pursuant to the Nextel Communications Incentive Equity Plan. Options vest over a four-year period and become exercisable, subject to the provisions of each plan, for shares of our common stock and Nextel Communications Class A common stock, respectively. Stock appreciation rights were granted under our Stock Appreciation Rights Plan. As of December 31, 1999, all but one holder of stock appreciation rights granted under our Stock Appreciation Rights Plan, including all of the senior management, had agreed to exchange their stock appreciation rights for options granted pursuant to the Nextel International 1997 Stock Option Plan.

(2)	This is comprised of our contributions to the Nextel Communications Section 401(k) Plan, the value received from purchases under the Nextel Communications Stock Purchase Plan, which reflects the difference between the purchase price, which is the lower of 85% of market value at the beginning or the end of each quarter, and the market value.

(3)	Mr. Dussek is currently a director and from September 1999 until March 24, 2000 was our Chief Executive Officer. He was our President and Chief Operating Officer from March 1999 until September 1999. As Mr. Dussek is also the Executive Vice President of Operations at Nextel Communications, Nextel Communications has paid Mr. Dussek’s salary and bonus since

September 1999. The salary and bonus shown represents only the salary and bonus paid with respect to 1999 by us.

(4)	Mr. Grinstein is currently Vice Chairman of our board of directors. He was our President during 1999 until March 17, 1999 and our Chief Executive Officer during 1999 until September 1999.

(5)	Mr. van Gemert became our President and Chief Operating Officer in September 1999.

(6)	Mr. Kiang resigned as Vice President and General Counsel effective September 15, 1999 and resigned as Secretary of our board effective November 17, 1999. His termination agreements provided for (i) a cash payment for $60,000 which is included in “All Other Compensation”; and (ii) a consulting relationship for the period September 15, 1999 to November 15, 2000 at a rate of $14,506 per month.

(7)	Mr. Felipe’s “All Other Compensation” includes a $35,436 allowance for relocation expenses in 1999 and a $35,000 signing bonus in 1998.

(8)	Reflects Mr. Siliezar’s salary paid from July 20, 1998 to December 31, 1998.

(9)	Represents Mr. Dussek’s allowance for relocation expenses.

(10)	The $34,544 represents Mr. Siliezar’s allowance for relocation expenses in 1999. The $76,854 represents Mr. Siliezar’s signing bonus of $30,000 and allowance for relocation expenses of $46,854 in 1998.

(11)	Mr. Dussek’s deferred stock award granted in 1999 is based on 15,000 shares times $30.56 per share, which was the closing price of Nextel Communications’ class A common stock on February 18, 1999, the date of award. Mr. Dussek’s deferred stock award vests ratably on each of the first three anniversary dates of the grant date. The value of the shares covered by Mr. Dussek’s deferred stock award as of December 31, 1999 was $1,546,950 (15,000 shares times $103.13, the closing price of Nextel Communications’ class A common stock on that date).

(12)	Mr. van Gemert was granted two deferred stock awards during 1999. On February 18, 1999, Mr. van Gemert received 10,000 shares which vest ratably on each of the first three anniversary dates of the grant date. On September 1, 1999, Mr. van Gemert received 20,000 shares which vest 100% on the fourth anniversary of the grant date. The closing price of a share of Nextel Communications’ class A common stock on the award dates was $30.56 on February 18, 1999 and $56.63 on September 1, 1999. The value of the shares covered by Mr. van Gemert’s deferred stock award as of December 31, 1999 was $3,093,900 (30,000 shares times $103.13, the closing price of Nextel Communications’ class A common stock on that date).

Option Grants in Fiscal Year 1999

      In the following table, we set forth select information on options exercisable for shares of our common stock (“NII options”) and Nextel Communications’ Class A common stock (“NCI options”) that were granted to the Named Executive Officers during fiscal year 1999.

	Number of		Percent of
	Securities		Total Options	Exercise
	Underlying		Granted to	or		Grant Date
	Options		Employees in	Base Price	Expiration	Present
	Granted (#)		Fiscal Year (%)	($/Shares)	Date	Value ($)(1)

Steven P. Dussek

NII Options	300,000	(2)	38.29	24.03	05/13/2009	3,674,843

NCI Options	85,000	(3)	.93	30.56	02/18/2009	1,305,331

NCI Options	25,000	(4)	.27	56.63	09/01/2009	740,302
Keith D. Grinstein

NII Options	—		—	—	—	—

NCI Options	50,000	(3)	0.55	30.56	02/18/2009	767,842
Lo van Gemert

NII Options	—		—	—	—	—

NCI Options	75,000	(3)	.82	30.56	02/18/2009	1,151,763

NCI Options	50,000	(4)	.55	56.63	09/01/2009	1,462,607
Byron R. Siliezar

NII Options	50,000	(2)	6.38	24.03	05/13/2009	612,474

NCI Options	30,000	(3)	0.33	30.56	02/18/2009	461,084

Jose Felipe

NII Options	75,000	(2)	9.57	24.03	05/13/2009	918,711

NCI Options	40,000	(3)	0.44	30.56	02/18/2009	614,274
Heng-Pin Kiang

NII Options	—		—	—	—	—

NCI Options	15,000	(3)	0.16	30.56	02/18/2009	230,353

(1)	We used the Black-Scholes pricing model to estimate the present value of options at date of grant, using the following assumptions to derive valuations for the NII Options and the NCI Options:

•	an expected stock price volatility of 51%;

•	a risk free interest rate of 5.06–6.09%;

•	an expected life of 5 years; and

•	an expected dividend yield of 0%.

(2)	These NII Options were granted on May 13, 1999 and vest over a four-year period on a monthly basis from the date of the grant.

(3)	These NCI Options were granted on February 18, 1999 and vest over a four-year period at a rate of 25% per year from the date of grant.

(4)	These NCI Options were granted on September 1, 1999 and vest over a four-year period at a rate of 25% per year from the date of grant.

Option Exercises in Fiscal Year 1999 and Year-End Option Values

      In the following table, we set forth information on the exercise of options during the year ended December 31, 1999 and unexercised option values as of December 31, 1999 for each of the Named Executive Officers.

			Number of
			Securities Underlying		Value of Unexercised
			Unexercised Options		In-the-Money Options at
	Shares		at Fiscal Year-End (#)		Fiscal Year-End ($)(1)(2)
	Acquired on	Value
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Steven P. Dussek

NII Options	—	—	43,750	256,250	193,813	1,135,188

NCI Options	121,250	7,937,735	—	293,750	—	22,513,895
Keith D. Grinstein

NII Options	30,000	553,800	445,000	25,000	8,214,700	461,500

NCI Options	57,500	2,626,093	27,500	115,000	2,245,938	8,833,438
Lo van Gemert

NII Options	—	—	—	—	—	—

NCI Options	51,250	1,792,109	—	196,250	—	13,385,078
Byron R. Siliezar

NII Options	—	—	14,374	55,626	32,299	189,201

NCI Options	—	—	750	32,250	54,094	2,339,156
Jose Felipe

NII Options	—	—	53,515	96,485	119,402	212,848

NCI Options	7,500	318,557	—	62,500	—	4,525,313
Heng-Pin Kiang

NII Options	30,000	553,800	238,229	6,771	4,397,707	124,993

NCI Options	29,750	840,903	6,250	33,000	546,875	2,552,344

(1)	The value of the in-the-money NCI options is based on the closing price of the Nextel Communications Class A common stock as reported by the Nasdaq Stock Market on December 31, 1999, which was $103.125 per share, less the aggregate exercise price, times the aggregate number of shares issuable upon exercise of those options.

(2)	The value of the in-the-money NII options is derived from an independent valuation of NII’s common stock performed by a public accounting firm, made in conformance with the Uniform Standards of Professional Appraisal Practice of The Appraisal Foundation, which was $28.46 per share, less the aggregate exercise price, times the aggregate number of shares issuable upon exercise of those options.

Employment Agreements

      In November 1995, we entered into an employment agreement with Mr. Grinstein providing for his employment as President and Chief Executive Officer, which renewed on July 1 of each year.

      We also entered into an employment agreement with Mr. Kiang in November 1995 providing for his employment as Senior Vice President and General Counsel, which renewed on July 1 of each year.

Compensation Committee Interlocks and Insider Participation

      Our board of directors does not currently have a compensation committee. Our full board of directors is responsible for executive compensation matters. Mr. Grinstein served on our board of directors during 1999 and also served as our Chief Executive Officer until August 1999 and as our President until March 1999. Mr. Dussek served on our board of directors during 1999 and also served as our President and Chief Operating Officer from March 1999 until September 1999, when he became our Chief Executive Officer.

Compensation of Directors

      Currently, our directors do not receive any compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      In the following table we set forth, as of March 22, 2000, the amount and percentage of shares of each class of our capital stock that are deemed under the rules of the Securities and Exchange Commission to be “beneficially owned” by (1) each of our directors, (2) each of the Named Executive Officers (3) all of our directors and officers as a group, and (4) each person or “group,” as such term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, known by us to be the beneficial owner of more than 5% of the outstanding shares of each class of our capital stock.

		Amount and Nature
	Type of Class of the	of Beneficial		Approximate
Name of Beneficial Owner	Company’s Capital Stock	Ownership		% of Class(1)

Daniel F. Akerson	Common Stock	41,664	(2)	*

Keith D. Grinstein	Common Stock	485,417	(2)	1.3%

Timothy M. Donahue	Common Stock	20,000	(2)	*

C. James Judson	Common Stock	—		—

Craig O. McCaw	Common Stock	—		—

Steven Shindler	Common Stock	20,833	(2)	*

Dennis M. Weibling	Common Stock	—		—

Steven P. Dussek	Common Stock	75,000		*

Lo van Gemert	Common Stock	—		—

Byron R. Siliezar	Common Stock	21,666	(2)	*

Heng-Pin Kiang	Common Stock	296,875	(2)	*

Jose Felipe	Common Stock	79,140	(2)	*

All directors and executive officers as a group (11 persons)	Common Stock	1,040,595	(2)	2.7%

Nextel Communications, Inc.	Common Stock	36,500,000		96.4%
2001 Edmund Halley Drive Reston, Virginia 20191	Series A exchangeable redeemable preferred stock	2,989		100.0%

*	Less than one percent (1%).

(1)	Represents the voting power of the number of shares of each class of capital stock beneficially owned by each named person or group as of March 22, 2000, expressed as a percentage of (a) all shares of our capital stock of the indicated class actually outstanding as of that date, plus (b) all other shares of our capital stock deemed outstanding as of that date under Rule 13d-3(d)(1) under the Securities Exchange Act.

(2)	Comprised entirely of shares of our common stock obtainable as of March 22, 2000 or within 60 days thereafter by the named person or group upon the exercise of NII Options.

Item 13. Certain Relationships and Related Transactions

Tax Sharing Agreement

      We entered into a tax sharing agreement with Nextel Communications dated as of January 1, 1997. Under that agreement, we must pay Nextel Communications an amount equal to what our federal income tax liability would have been had we filed a separate federal income tax return. The computation of our liability takes into account any carryovers and carrybacks of losses and credits that would be allowed if we had filed a separate federal income tax return, except that, in making the computation for any taxable year, the liability will be determined at the highest corporate tax rate and without an exemption for purposes of calculating the alternative minimum tax and the environmental tax. The agreement further provides that we may be included in any consolidated, combined, or unitary state or local income or franchise tax return or report, and our liability for these taxes will be computed in a manner consistent with the calculation of our federal income tax liability.

      In addition, the tax sharing agreement provides that Nextel Communications is entitled to utilize on behalf of the consolidated group all of our tax attributes and our other items of income, gain, loss, deduction, expense, credit and similar treatments arising in the current taxable year or another taxable year or years and which properly may be carried back or carried forward to that taxable year. We are not entitled to receive any compensation for Nextel Communications’ utilization of these attributes or items on behalf of the group in determining for any taxable year or years the consolidated taxable income and consolidated tax liability for that taxable year or years.

      Nextel Communications is not required to compensate us for the benefit of a loss or credit carryback from our separate filing to the consolidated group should we leave the Nextel Communications consolidated group.

      Under the U.S. consolidated income tax rules, we and each other member of the U.S. consolidated tax group of which we are a member will be jointly and severally liable for the U.S. tax liabilities of each other member of that group.

      We are not required to make any payments to Nextel Communications under the tax sharing agreement with respect to 1999 tax liabilities.

Overhead Services Agreement

      Under an overhead services agreement between us and Nextel Communications, Nextel Communications has agreed to provide services to us, including those relating to accounts payable, cash management, payroll, human resources, financial reporting and audit and legal, engineering and technical and marketing and sales assistance. The fee for services provided under the overhead services agreement is the actual cost incurred by Nextel Communications, which is billed monthly and payable in 45 days. Under the overhead services agreement, Nextel Communications has agreed to apportion the aggregate cost incurred by it to provide the services to us and its other subsidiaries on a basis that Nextel Communications determines in good faith, from time to time, represents the relative portion of the services provided by Nextel Communications and used by each subsidiary, including us, for the relevant period. We have the right to review Nextel Communications’ determination and to discuss with Nextel Communications adjustments that we consider appropriate in light of the services provided to us. Nextel Communications’ good faith determination after that consultation is final and binding. The overhead services agreement has a ten-year term, which commenced on March 3, 1997, and, with the consent of Nextel Communications, we may elect to discontinue a particular service or services provided by Nextel Communications and/or obtain any service from an independent third party. We incurred costs under the overhead services agreement of $1.2 million during 1999.

      Under the overhead services agreement, we have agreed that the legal counsel employed by Nextel Communications as part-time or full-time employees will provide legal services to Nextel Communications as well as to other subsidiaries of Nextel Communications and potentially to other entities in which Nextel Communications holds an ownership interest. We have agreed that the legal counsel may represent us as well as Nextel Communications or any other subsidiary or any other entity.

Non-Compete Agreement

      We entered into a non-compete agreement with Nextel Communications dated as of March 6, 1997 under which Nextel Communications has agreed that neither Nextel Communications nor any affiliate, as defined in the agreement, controlled by Nextel Communications will in the future participate in the ownership or operation of two-way terrestrial-based mobile wireless communications systems, which we refer to as “wireless entities,” anywhere other than in the United States unless the future wireless opportunities have first been presented to us. This restriction does not apply to, among other things, any commercial relationship with any wireless entity, including channel or frequency sharing, roaming, purchase or sale of goods or services, licensing of intellectual property or other intangible rights or similar business related arrangement, that does not involve the directing or participating in the management of that wireless entity. We have agreed that, without the consent of Nextel Communications, we, our restricted affiliates and our unrestricted affiliates each as defined in the indentures for the March 1997 Notes and the March 1998 Notes will not participate in the ownership or management of any wireless communications service business in the United States or Canada other than with respect to our interest in Clearnet. These restrictions terminate upon the earliest to occur of (1) April 15, 2007 and (2) the date on which a change of control as defined in the indentures for the March 1997 Notes and the March 1998 Notes occurs.

      If Nextel Communications gives us notice of a future wireless opportunity, we will have 60 days to notify Nextel Communications that we intend to pursue the opportunity and how we intend to finance our participation. We must have secured a financing commitment within 90 days of the date of the notice and we must consummate the future wireless opportunity within nine months of the date of the notice. In the event we fail to respond to Nextel Communications within the 60 and 90 day time frames or fail to consummate the transaction within the nine-month period, Nextel Communications may pursue freely the future wireless opportunity.

      We have agreed with Nextel Communications not to make any amendment to the non-compete agreement that is materially adverse to the holders of the March 1997 Notes and to provide those holders with written notice 30 days prior to any amendment. Effective as of April 11, 1998, we entered into an amendment to the non-compete agreement with Nextel Communications to extend its benefits to the holders of the March 1998 Notes.

Motorola Relationships

      Motorola, Inc., a significant shareholder of Nextel Communications, provides equipment and vendor financing to the Operating Companies. For a description of the Motorola financing facilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      Motorola, Inc., through Motorola International, is also a shareholder in Nextel S.A. and Nextel Peru. We have reached an agreement in principle with Motorola International to purchase Motorola International’s 5.0% equity interest in Nextel S.A., its entire 31.0% equity interest in Nextel Peru and three analog SMR companies wholly owned by Motorola and operating in Chile. See “E. Post Fiscal-Year 1999 Transactions and Development 1. Purchase of Motorola International’s Common Equity Shares in Companies in Brazil, Peru and Chile.” Additionally, Motorola, Inc., through its affiliates, is the majority shareholder in Nexnet. See “Item 1. Business — I. Corporate Governance” and “Item 1. Business — H. Nextel International’s Operations and Investments” for each of Brazil, Peru and Japan.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1)	Financial Statements. The following financial statements are filed as part of this report:

(2)	Financial Statement Schedules. The following financial statement schedules are filed as part of this report:

Page

Schedule I	F-32

Schedule II	F-36

(3)	List of Exhibits. The exhibits filed as part of this report are listed in the Exhibit Index, which is incorporated in this item by reference.

(b)	Reports on Form 8-K. We did not file any reports on Form 8-K during the period covered by this report.

(c)	Exhibits. The exhibits filed as part of this report are listed in Item 14(a)(3) above.

(d)	Financial Statement Schedules. The financial statement schedules filed as part of this report are listed in Item 14(a)(2) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Reston, State of Virginia.

NEXTEL INTERNATIONAL, INC.

March 30, 2000

By:	/s/ BYRON R. SILIEZAR

Byron R. Siliezar
Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below on March 30, 2000.

Signature	Title

/s/ TIMOTHY M. DONAHUE Timothy M. Donahue	Chairman of the Board of Directors
/s/ STEVEN M. SHINDLER Steven M. Shindler	Interim Chief Executive Officer and Director (Principal Executive Officer)
/s/ BYRON R. SILIEZAR Byron R. Siliezar	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ DANIEL F. AKERSON Daniel F. Akerson	Director
/s/ KEITH D. GRINSTEIN Keith D. Grinstein	Vice Chairman of the Board of Directors
/s/ C. JAMES JUDSON C. James Judson	Director
/s/ CRAIG O. MCCAW Craig O. McCaw	Director
/s/ STEVEN P. DUSSEK Steven P. Dussek	Director
/s/ DENNIS M. WEIBLING Dennis M. Weibling	Director

Exhibit Index

Exhibit
Number	Exhibit Description

3.1	Restated Articles of Incorporation of Nextel International, Inc.
3.2	Restated By-laws of Nextel International, Inc. (filed as Exhibit 3.2 to Nextel International’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).
4.1	Indenture, dated as of March 3, 1997, between McCaw International, Ltd. and The Bank of New York (filed as Exhibit No. 4.1 to Nextel International’s Registration Statement No. 333-26649 on Form S-4, as amended, originally filed with the Securities and Exchange Commission on May 7, 1997 (the “1997 Form S-4”) and incorporated herein by reference).
4.2	Form of Exchange Note (included in Exhibit 4.1).
4.3	Warrant Agreement, dated March 6, 1997, between Nextel International, Inc. and The Bank of New York (filed as Exhibit 4.4 to the 1997 Form S-4 and incorporated herein by reference).
4.4	Indenture, dated as of March 12, 1998, between Nextel International, Inc. and The Bank of New York (filed on May 14, 1998 as Exhibit 4.1 to Nextel International’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 and incorporated herein by reference).
4.5	Form of Exchange Note (included in Exhibit 4.4).
10.1	Motorola Vendor Financing Template Memorandum of Understanding, dated November 1996, between Motorola, Inc., Nextel Communications, Inc. and Nextel International, Inc. (filed as Exhibit No. 10.1 to the 1997 Form S-4 and incorporated herein by reference).
10.2	Shareholders Agreement, dated January 29, 1997, between Nextel International, Inc., McCaw International (Brazil), Ltd. and the minority shareholders of McCaw International (Brazil), Ltd. (filed as Exhibit No. 10.2 to the 1997 Form S-4 and incorporated herein by reference).
10.3	Amendment No. 1, dated April 27, 1997, to Shareholders Agreement between Nextel International, Inc., Nextel Brazil and the minority shareholders of McCaw International (Brazil), Ltd. (filed as Exhibit No. 10.3 to the 1997 Form S-4 and incorporated herein by reference).
10.4	Equipment Financing Agreement, dated as of October 31, 1997, by and between McCaw International (Brazil), Ltd. and Motorola Credit Corporation (filed on November 14, 1997 as Exhibit No. 10.1 to Nextel International’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997 and incorporated herein by reference).
10.5	Stockholders Agreement, dated June 21, 1996, between Infocom Communications Network, Inc. and the shareholders of Infocom Communications Network, Inc. (filed as Exhibit No. 10.11 to the 1997 Form S-4 and incorporated herein by reference).
10.6*	Employment Letter, dated November 3, 1995, between Nextel International, Inc. and Keith D. Grinstein (filed as Exhibit No. 10.12 to the 1997 Form S-4 and incorporated herein by reference).
10.7*	Employment Letter, dated January 11, 1996, between Nextel International, Inc. and Brian A. Vincent (filed as Exhibit No. 10.14 to the 1997 Form S-4 and incorporated herein by reference).
10.8*	Employment Letter, dated November 3, 1995, between Nextel International, Inc. and Heng-Pin Kiang (filed as Exhibit No. 10.13 to the 1997 Form S-4 and incorporated herein by reference).
10.9*	Nextel International 1997 Stock Option Plan.
10.10	Tax Sharing Agreement, dated January 1, 1997, between Nextel Communications, Inc. and its subsidiaries named therein (filed as Exhibit No. 10.18 to the 1997 Form S-4 and incorporated herein by reference).
10.11	Overhead Services Agreement, dated March 3, 1997, between Nextel Communications, Inc. and Nextel International, Inc. (filed as Exhibit No. 10.19 to the 1997 Form S-4 and incorporated herein by reference).

Exhibit
Number	Exhibit Description

10.12	Amended and Restated Right of First Opportunity Agreement, dated March 12, 1998, between Nextel Communications, Inc. and Nextel International, Inc. (filed as Exhibit No. 10.16 to Nextel International’s Registration Statement No. 333-55877 on Form S-4, as amended, originally filed with the Securities and Exchange Commission on June 3, 1998 (the “1998 Form S-4”) and incorporated herein by reference).
10.13	Indemnification Agreement, dated March 6, 1997, between Nextel Communications, Inc. and Nextel International, Inc. (filed as Exhibit No. 10.21 to the 1997 Form S-4 and incorporated herein by reference).
10.14	Credit Agreement, dated as of February 27, 1998, among Nextel Argentina S.R.L., the Lenders named therein and The Chase Manhattan Bank as Administrative Agent (filed as Exhibit 10.1 to Nextel International’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1998 (the “March 1998 Form 10-Q”) and incorporated herein by reference).
10.15	Stock Purchase Agreement, dated as of January 29, 1998 by and among Nextel International (Peru), LLC, Motorola International Development Corporation, Oscar Benalcazar Coz, Nextel International, Inc. and Valorcom S.A. (filed as Exhibit 10.2 to the March 1998 Form 10-Q and incorporated herein by reference).
10.16	Shareholders Agreement, dated as of January 29, 1998, by and among Valorcom S.A., Nextel International (Peru), LLC, Motorola International Development Corporation and Oscar Benalcazar Coz (filed as Exhibit 10.3 to the March 1998 Form 10-Q and incorporated herein by reference).
10.17	Share Purchase Agreement, dated as of January 7, 1998, by and among Nextel International, Inc., Nextel International (Delaware), Ltd., Nextel International (Holdings), Ltd., Telcom Ventures, LLC, Wireless Ventures of Argentina, L.L.C. and Nextel International (Argentina), Ltd. (filed as Exhibit 10.4 to the March 1998 Form 10-Q and incorporated herein by reference).
10.18	Stock Purchase Agreement, dated as of March 17, 1998, by and among Nextel International (Japan), Ltd., Nippon Motorola Ltd. and J-Com Co., Ltd. (filed as Exhibit 10.5 to the March 1998 Form 10-Q and incorporated herein by reference).
10.19	Credit Agreement, dated as of March 17, 1998, between J-Com Co., Ltd. and Nextel International (Japan), Ltd. (filed as Exhibit 10.6 to the March 1998 Form 10-Q and incorporated herein by reference).
10.20	Memorandum, dated as of March 17, 1998, among J-Com Co., Ltd. and the shareholders named therein (filed as Exhibit 10.7 to the March 1998 Form 10-Q and incorporated herein by reference).
10.21	Amendment No. 1 and Waiver, dated May 8, 1998, among Nextel Argentina S.R.L., the Lenders named therein and The Chase Manhattan Bank as Administrative Agent (filed as Exhibit 10.19 to the 1998 Form S-4 and incorporated herein by reference).
10.22	Restructuring Agreement, dated as of April 2, 1998, by and among Foodcamp Industries and Marketing, Inc., Chan Chon Siong, Nextel International, Inc., Top Mega Enterprises Ltd. and Infocom Communications Network, Inc. (filed as Exhibit 10.26 to the 1998 Form S-4 and incorporated herein by reference).
10.23	Restructuring Agreement, dated as of April 2, 1998, by and among Gotesco Properties Inc., Jose C. Go, Joel T. Go, Nextel International, Inc., Top Mega Enterprises, Ltd. and Infocom Communications Network, Inc. (filed as Exhibit 10.27 to the 1998 Form S-4 and incorporated herein by reference).
10.24	Restructuring Agreement, dated as of April 2, 1998, by and among Jetcom Inc., Nextel International, Inc., Top Mega Enterprises, Ltd. and Infocom Communications Network, Inc. (filed as Exhibit 10.28 to the 1998 Form S-4 and incorporated herein by reference).
10.25	Pledge Agreement, dated as of April 2, 1998, by and among Infocom Communications Network, Inc., Nextel International, Inc. and Jetcom, Inc. (filed as Exhibit 10.29 to the 1998 Form S-4 and incorporated herein by reference).

Exhibit
Number		Exhibit Description

10.26		Form of Credit Agreement between Infocom Communications Network, Inc. and the shareholders listed on Exhibit A attached thereto, as amended from time to time (filed as Exhibit 10.30 to the 1998 Form S-4 and incorporated herein by reference).
10.27		Agreement to Accelerate Put Rights, dated June 26, 1998, among Gotesco Properties Inc., Jose C. Go, Joel T. Go, Nextel International, Inc. and Top Mega Enterprises Ltd. (filed as Exhibit 10.32 to the 1998 Form S-4 and incorporated herein by reference).
10.28	*	Employment Agreement dated May 20, 1998 between Nextel International, Inc. and Jose Felipe (filed as Exhibit 10.9 to the June 1998 Form 10-Q and incorporated herein by reference).
10.29		Amendment No. 2, dated September 30, 1998, among Nextel Argentina S.R.L., the Lenders named therein and The Chase Manhattan Bank as Administrative Agent (filed on November 16, 1998 as Exhibit 10.1 to Nextel International’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 (the “September 1998 Form 10-Q”) and incorporated herein by reference).
10.30		Agreement, dated as of August 21, 1998, by and between ACCRA Investments Corporation and Top Mega Enterprises Ltd. (filed as Exhibit 10.2 to the September 1998 Form 10-Q and incorporated herein by reference).
10.31		Master Equipment Financing Commitment Letter and Term Sheet dated November 11, 1998 between Motorola Credit Corporation and Nextel International, Inc. (filed as Exhibit 10.3 to the September 1998 Form 10-Q and incorporated herein by reference).
10.32		Master Equipment Financing Agreement, dated as of February 4, 1999, by and between Nextel International, Inc., the lenders named therein and Motorola Credit Corporation as Administrative Agent and Collateral Agent (filed on February 19, 1999 as Exhibit 99.1 to Nextel International’s Current Report on Form 8-K dated February 19, 1999 and incorporated herein by reference).
10.33		Amendment No. 3, dated May 12, 1999, among Nextel Argentina S.R.L., the Lenders named therein and The Chase Manhattan Bank as Administrative Agent (filed on June 11, 1999 as Exhibit 99.1 to Nextel International’s Current Report on Form 8-K and incorporated herein by reference).
10.34		Amended and Restated Capital Subscription Agreement, dated as of May 12, 1999, by and among Nextel Argentina S.R.L., Nextel International (Argentina), Ltd. and Nextel International, Inc.
10.35		Borrowing Affiliate Note, dated June 18, 1999, between Infocom Communications Network, Inc., as Borrowing Affiliate, and Nextel International, Inc. as Lender.
10.36		Amendment No. 4, dated as of December 8, 1999, between Nextel Argentina S.R.L. and the Lenders named therein and The Chase Manhattan Bank as Administrative Agent.
10.37	***	Subscriber Unit Purchase Agreement, dated as of July 23, 1999, between Motorola, Inc. and Communicaciones Nextel de Mexico S.A. de C.V.
10.38	***	Guaranty, effective as of July 23, 1999, by Nextel International, Inc. in favor of Motorola, Inc.
10.39	***	Subscriber Unit Purchase Agreement, dated as of September 7, 1999, between Motorola Industrial LTDA and Nextel International, Inc.
10.40	***	Subscriber Unit Purchase Agreement, dated as of September 7, 1999, between Motorola, Inc. and Nextel International, Inc.
10.41	***	Guaranty, effective as of July 23, 1999, by Nextel International, Inc. in favor of Motorola, Inc.
10.42	***	Guaranty, effective as of July 23, 1999, by Nextel International, Inc. in favor of Motorola, Inc.
10.43	***	Subscriber Unit Purchase Agreement, dated as of August 4, 1999, between Motorola, Inc. and Infocom Communications Network, Inc.
10.44	***	Subscriber Unit Purchase Agreement, dated July 23, 1999, between Motorola, Inc. and Nextel del Peru, S.A.
10.45		Third Amendment to Equipment Financing Agreement, dated as of March 24, 2000, by and between McCaw International (Brazil), Ltd. and Motorola Credit Corporation.

Exhibit
Number	Exhibit Description

10.46	Second Amendment to Master Equipment Financing Agreement, dated as of March 22, 2000, by and between Nextel International, Inc., the lenders named therein and Motorola Credit Corporation, as Administrative Agent and Collateral Agent.
21	Subsidiaries of Nextel International, Inc.
23	Consent of Deloitte & Touche LLP.
27**	Financial Data Schedule.

*	Management contract or compensatory plan or arrangement.

**	Submitted only with electronic filing of this document with the Securities and Exchange Commission pursuant to Regulation S-T under the Securities Act of 1933.

***	Portions of this Exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of
Nextel International, Inc.

      We have audited the accompanying consolidated balance sheets of Nextel International, Inc. and subsidiaries (Nextel International), a substantially wholly owned subsidiary of Nextel Communications, Inc., as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14(a) (2). These consolidated financial statements and financial statement schedules are the responsibility of Nextel International’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nextel International, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
McLean, Virginia

February 22, 2000 (March 24, 2000 as to Note 7 and the last paragraph of Note 3)

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

CONSOLIDATED BALANCE SHEETS

As of December 31, 1999 and 1998
(in thousands, except share amounts)

	1999	1998

ASSETS
Current assets

Cash and cash equivalents (of which $16,223 and $8,961, is restricted)	$100,028	$121,116

Accounts receivable, less allowance for doubtful accounts of $8,815 and $6,391	23,041	35,247

Subscriber unit and accessory inventory	16,185	31,914

Prepaid expenses and other	21,868	23,902

Total current assets	161,122	212,179

Property, plant and equipment, net	539,455	530,571

Investments in unconsolidated subsidiaries, at cost less equity in net losses of $46,129 and $17,867	141,120	134,691

Intangible assets, net	454,657	552,419

Investment and other assets	385,438	171,276

	$1,681,792	$1,601,136

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities

Accounts payable	$63,224	$62,436

Accrued expenses and other	61,835	68,149

Accrued interest	11,800	—

Due to parent	8,847	—

Current portion of long-term debt	33,739	2,061

Total current liabilities	179,445	132,646

Long-term debt	1,514,757	1,254,882

Deferred income taxes	141,943	90,194

Total liabilities	1,836,145	1,477,722

Commitments and contingencies (Notes 2, 7, 9 and 12)

Minority interest	25,237	27,516

Stockholders’ (deficit) equity

Series A exchangeable redeemable preferred stock, accreted liquidation preference of $337,737 and $110,456 (3,500 shares authorized, $10.00 par value, 2,988.86 and 988.86 shares issued and outstanding)	298,886	98,886

Common stock (73,000,000 shares authorized, no par value, 36,723,309 and 36,523,679 shares issued and outstanding)	399,401	396,574

Accumulated deficit	(859,970)	(339,824)

Accumulated other comprehensive loss	(17,907)	(59,738)

Total stockholders’ (deficit) equity	(179,590)	95,898

	$1,681,792	$1,601,136

The accompanying notes are an integral part of these consolidated financial statements.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 1999, 1998 and 1997
(in thousands, except share amounts)

	1999	1998	1997

Operating revenues	$104,528	$42,488	$13,015

Operating expenses

Cost of revenues	40,999	20,085	7,424

Selling, general and administrative	226,379	143,098	26,768

Depreciation and amortization	108,091	56,039	18,381

	375,469	219,222	52,573

Operating loss	(270,941)	(176,734)	(39,558)

Other income (expense)

Interest expense	(179,604)	(106,824)	(56,583)

Interest income	8,442	16,655	19,666

Equity in losses of unconsolidated subsidiaries	(31,469)	(12,193)	(11,401)

Foreign currency transaction (loss) gain and other, net	(65,905)	2,472	5,561

Minority interest in losses of subsidiaries	19,314	17,131	2,085

	(249,222)	(82,759)	(40,672)

Loss before income tax benefit	(520,163)	(259,493)	(80,230)

Income tax benefit	17	22,358	6,282

Net loss	$(520,146)	$(237,135)	$(73,948)

Net loss per common share, basic and diluted	$(14.23)	$(6.50)	$(2.03)

Weighted average number of common shares outstanding	36,559,886	36,503,421	36,500,000

The accompanying notes are an integral part of these consolidated financial statements.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

For the Years Ended December 31, 1999, 1998 and 1997
(in thousands, except share amounts)

	Series A
	Preferred Stock		Common Stock
					Accumulated
	Shares	Amount	Shares	Amount	Deficit

Balance, January 1, 1997	—	$—	36,500,000	$65,043	$(28,741)

Net loss	—	—	—	—	(73,948)

Unrealized gain on available for sale securities, net of income taxes	—	—	—	—	—

Total comprehensive loss

Capital contributions from parent	—	—	—	315,585	—

Issuance of warrants in connection with private placement	—	—	—	14,800	—

Balance, December 31, 1997	—	—	36,500,000	395,428	(102,689)

Net loss	—	—	—	—	(237,135)

Unrealized loss on available for sale securities, net of income tax benefit	—	—	—	—	—

Foreign currency translation adjustment	—	—	—	—	—

Total comprehensive loss

Issuance of Series A preferred stock to parent	988.86	98,886	—	—	—

Issuance of common stock upon exercise of stock options and accrued compensation for compensatory options	—	—	23,679	1,146	—

Balance, December 31, 1998	988.86	98,886	36,523,679	396,574	(339,824)

Net loss	—	—	—	—	(520,146)

Unrealized gain on available for sale securities, net of income taxes	—	—	—	—	—

Foreign currency translation adjustment	—	—	—	—	—

Total comprehensive loss

Issuance of Series A preferred stock to parent	2,000.00	200,000	—	—	—

Issuance of common stock upon exercise of stock options and accrued compensation for compensatory options	—	—	199,630	2,827	—

Balance, December 31, 1999	2,988.86	$298,886	36,723,309	$399,401	$(859,970)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated Other
	Comprehensive Income (Loss)

	Unrealized	Cumulative
	Gain (Loss)	Translation
	on Investments	Adjustment	Total

Balance, January 1, 1997	$2,901	$—	$39,203

Net loss	—	—	(73,948)

Unrealized gain on available for sale securities, net of income taxes	389	—	389

Total comprehensive loss			(73,559)

Capital contributions from parent	—	—	315,585

Issuance of warrants in connection with private placement	—	—	14,800

Balance, December 31, 1997	3,290	—	296,029

Net loss			(237,135)

Unrealized loss on available for sale securities, net of income tax benefit	(38,978)	—	(38,978)

Foreign currency translation adjustment	—	(24,050)	(24,050)

Total comprehensive loss			(300,163)

Issuance of Series A preferred stock to parent	—	—	98,886

Issuance of common stock upon exercise of stock options and accrued compensation for compensatory options	—	—	1,146

Balance, December 31, 1998	(35,688)	(24,050)	95,898

Net loss	—	—	(520,146)

Unrealized gain on available for sale securities, net of income taxes	155,370		155,370

Foreign currency translation adjustment	—	(113,539)	(113,539)

Total comprehensive loss			(478,315)

Issuance of Series A preferred stock to parent	—	—	200,000

Issuance of common stock upon exercise of stock options and accrued compensation for compensatory options	—	—	2,827

Balance, December 31, 1999	$119,682	$(137,589)	$(179,590)

The accompanying notes are an integral part of these consolidated financial statements.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 1999, 1998 and 1997
(in thousands)

	1999	1998	1997

Cash flows from operating activities:

Net loss	$(520,146)	$(237,135)	$(73,948)

Adjustments to reconcile net loss to net cash used in operating activities:

Interest accretion on long-term debt, net of capitalization	129,377	100,069	53,681

Depreciation and amortization	108,091	56,039	18,381

Net foreign currency transaction loss (gain)	60,793	(9,506)	(5,561)

Provision for losses on accounts receivable	33,219	7,127	1,131

Equity in losses of unconsolidated subsidiaries	31,469	12,193	11,401

Minority interest in losses of subsidiaries	(19,314)	(17,131)	(2,085)

Deferred income tax benefit	(25,185)	(22,358)	(14,292)

Asset impairment charge	8,950	3,823	—

Change in assets and liabilities:

Accounts receivable	(21,013)	(29,932)	1,374

Subscriber unit and accessory inventory	31,507	(27,081)	586

Prepaid expenses and other	2,034	(6,510)	(13,167)

Accounts payable, accrued expenses and other	39,001	54,571	8,052

Prepaid value-added taxes and other	11,857	(61,130)	(2,017)

Net cash used in operating activities	(129,360)	(176,961)	(16,464)

Cash flows from investing activities:

Capital expenditures	(144,976)	(371,223)	(101,892)

Investments in unconsolidated subsidiaries	(38,406)	(97,632)	(120,976)

Purchase of marketable securities	—	(93,997)	(227,957)

Proceeds from sale of marketable securities	—	221,225	100,729

Acquisition of additional equity interests in consolidated subsidiaries	—	(67,251)	(35,131)

Proceeds from sale of equity interest in subsidiary	—	5,976	—

Other	(1,933)	—	(3,926)

Net cash used in investing activities	(185,315)	(402,902)	(389,153)

Cash flows from financing activities:

Capital contributions from parent	200,000	—	6,366

Net proceeds from issuance of long-term debt and warrants	132,924	532,634	532,628

Repayment of long-term debt	(16,198)	(3,047)	(4,447)

Capital contributions from minority stockholders	17,035	12,401	1,387

Repayments to parent	(25,624)	—	(23,556)

Proceeds from exercise of stock options	1,997	237	—

Net cash provided by financing activities	310,134	542,225	512,378

Effect of exchange rate changes on cash and cash equivalents	(16,547)	(1,036)	—

Net (decrease) increase in cash and cash equivalents	(21,088)	(38,674)	106,761

Cash and cash equivalents, beginning of year	121,116	159,790	53,029

Cash and cash equivalents, end of year	$100,028	$121,116	$159,790

Supplemental disclosure of cash flow information:

Cash paid during the year for interest	$19,510	$11,247	$1,993

Cash paid during the year for income taxes	$4,805	$1,773	$—

The accompanying notes are an integral part of these consolidated financial statements.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 1999, 1998 and 1997

1.  Summary of Operations and Significant Accounting Policies

      Operations. As used in these consolidated financial statements, references to “Nextel International,” “we,” “our” or “us” are intended to include Nextel International, Inc. and its consolidated subsidiaries. Nextel International is an indirect, substantially wholly owned subsidiary of Nextel Communications, Inc. Unless the context requires otherwise, references to Nextel Communications refers to Nextel Communications, Inc. and its consolidated subsidiaries.

      We offer a differentiated, integrated package of analog and digital wireless communications services under the “Nextel TM” brand name, primarily to customers in five of the largest cities in Latin America and three of the largest cities in Asia. Our digital mobile network uses iDEN, or integrated Digital Enhanced Network technology, developed by Motorola, Inc.

      A customer using our digital mobile network is able to access:

•	digital mobile telephone service;

•	digital two-way radio dispatch service, which provides instant conferencing capabilities and is marketed as “Nextel Direct Connect” service;

•	paging; and

•	short-messaging service.

      We refer to the handset device on which we deliver these services as a subscriber unit.

      Our primary business strategy is to serve the mobile wireless communications needs of business customers in various emerging international markets, with a particular emphasis on Latin America, where we currently own and operate mobile wireless service providers in Mexico, Brazil, Argentina and Peru. We also hold minority investor positions in wireless communications companies in Canada, Japan, and the Philippines, and have participated as a minority investor in a Chinese joint venture formed to construct and operate a Global System for Mobile Communications, referred to as GSM, cellular network in Shanghai, Peoples Republic of China, referred to as the Shanghai GSM System.

      To execute our strategy, we are using our strong specialized mobile radio, referred to as SMR, channel positions in Latin America as well as Nextel Communications’ marketing expertise, product development skills and purchasing power to provide integrated digital wireless services to our growing subscriber base of business customers and to expand our digital mobile networks in our markets. Through our operating subsidiaries and affiliates, we launched commercial digital wireless services in São Paolo and Buenos Aires in the second quarter of 1998; Rio de Janeiro, Manila and Mexico City in the third quarter of 1998; Rosario in the fourth quarter of 1998; and Lima during the second quarter of 1999. Additionally, in the second half of 1998, our Japanese affiliate, Nexnet Co., Ltd., formerly known as J-Com Co., Ltd., introduced commercial digital services under the brand name “NEXNET™” in the Kanto region of Japan, which includes Tokyo. We also provide analog SMR communications services, principally in those markets in Latin America where we have not yet deployed digital technology.

      Our 2000 business plan has been developed based on our strategy, and we will require a significant amount of cash for expansion and improvement of our digital mobile network coverage in our existing or targeted future markets, acquisition of additional spectrum, debt service obligations, and working capital requirements associated with our expanding operations. Based on our current estimate of our planned cash needs, we believe that we will be able to fully fund operations through calendar year 2000. We expect that our cash needs will be met through utilization of a variety of financing sources, including vendor and bank financing, potential private and/or public issuance of securities, and lastly, if required, potential issuance of additional preferred stock to a wholly owned subsidiary of Nextel Communications. To the extent that we

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.  Summary of Operations and Significant Accounting Policies — (Continued)

are unable, for any reason, to utilize the financing sources described, we will revise our business plan to accommodate such reduced funding.

      Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      We are subject to the laws and regulations governing telecommunication services in effect in each of the countries in which we operate. These laws and regulations can have a significant influence on our results of operations and are subject to change by the responsible governmental agencies. The financial statements as presented reflect certain assumptions based on laws and regulations currently in effect in each of the countries. We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions used to prepare our financial statements accordingly.

      Principles of Consolidation. The consolidated financial statements include the accounts of Nextel International, Inc. and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Our majority owned subsidiaries consist of:

	Effective Ownership
	as of
	December 31,

	1999	1998

Comunicaciones Nextel de Mexico, S.A. de C.V.	100.0%	100.0%

Nextel Argentina S.R.L.	100.0%	100.0%

Nextel Telecomunicações Ltda. (Brazil)	87.7%	77.0%

Nextel del Peru, S.A.	63.5%	62.0%

      We use the equity method to account for unconsolidated investments in companies in which we exercise significant influence over operating and financial policies but do not have a controlling interest.

      The accounts of our consolidated foreign subsidiaries and foreign subsidiaries accounted for under the equity method are presented utilizing accounts as of a date one month earlier than the accounts of our U.S. subsidiaries to ensure timely reporting of consolidated results.

      We acquired a controlling interest in Comunicaciones Nextel de Mexico, S.A. de C.V., which we refer to as Nextel Mexico, on September 1, 1997, prior to which time we accounted for our investment under the equity method. We acquired a controlling interest in Nextel Argentina S.R.L. on January 30, 1998, prior to which time we accounted for our investment under the equity method, except for the period from January 1, 1997 through May 5, 1997, during which time Nextel Argentina was controlled by us and included in the consolidated financial statements. We acquired a controlling interest in Nextel del Peru, S.A., which we refer to as Nextel Peru, on February 1, 1998.

      Foreign Currency. Results of operations for foreign subsidiaries are translated from the designated functional currency to the U.S. dollar using average exchange rates during the period, while assets and liabilities are translated at the exchange rate in effect at the reporting date. Resulting gains or losses from translating foreign currency financial statements are included in accumulated other comprehensive loss in stockholders’ (deficit) equity. The financial statements of the following foreign subsidiaries were prepared

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.  Summary of Operations and Significant Accounting Policies — (Continued)

using the U.S. dollar as the functional currency due to economic environments in which they operate: McCaw International (Brazil), Ltd., which we refer to as McCaw Brazil, during 1997, Nextel Mexico during 1997 and 1998, and Nextel Peru during 1998 and 1999. As a result, during the specified years, the transactions of these operations that are denominated in the foreign currencies have been remeasured in U.S. dollars, and any resulting gains or losses are recorded in foreign currency transaction (loss) gain and other, net in the consolidated statements of operations.

      During 1999, there was a devaluation and significant fluctuations in the value of the Brazilian currency, the real, relative to the U.S. dollar. As a result of the devaluation, we recorded a pre-tax charge of about $57.0 million in our consolidated statement of operations for 1999, related to foreign currency transaction losses associated with our Brazilian operations. In addition, we recorded a negative translation adjustment as an other comprehensive loss in stockholders’ (deficit) equity of about $126.5 million based on the exchange rate as of the reporting period ending December 31, 1999.

      Cash and Cash Equivalents. We consider all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Our subsidiaries held cash and cash equivalents of $16.2 million as of December 31, 1999 and $9.0 million as of December 31, 1998, which are not available to fund any of the cash needs of any of our other subsidiaries.

      Supplemental Cash Flow Information. We incurred capital expenditures of $173.4 million (including an increase of $28.5 million in amounts that were accrued and unpaid or financed) during 1999, $376.0 million (including an increase of $4.8 million in amounts that were accrued and unpaid or financed) during 1998, and $101.9 million during 1997. There were no amounts that were accrued and unpaid or financed during 1997.

      Total interest costs were $190.0 million during 1999 of which $10.4 million was capitalized, $130.6 million during 1998 of which $23.8 million was capitalized, and $59.1 million during 1997 of which $2.5 million was capitalized.

      Subscriber Unit and Accessory Inventory. Subscriber units and related accessories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. Cost for the related accessories is determined by the weighted average method.

      Property, Plant and Equipment. We record property, plant and equipment, including improvements that extend useful lives, at cost, while maintenance and repairs are charged to operations as incurred. We calculate depreciation and amortization using the straight-line method based on estimated useful lives of 3 to 10 years for network equipment and 3 to 5 years for office equipment, furniture and fixtures, and other. We amortize leasehold improvements over the shorter of the respective lives of the leases or the useful lives of the improvements.

      Construction in progress includes labor, materials, transmission and related equipment, engineering, site development, interest and other costs relating to the construction and development of the digital mobile network. Assets under construction are not depreciated until placed into service. We capitalize interest that is applicable to the construction of significant additions to network equipment.

      Intangible Assets. Intangible assets consist of licenses, goodwill and trademarks that are recorded at cost. In the countries in which we operate, licenses are customarily issued conditionally for specified periods of time. The licenses are generally renewable providing the licensee has complied with applicable rules and policies. In most instances, we believe we have complied and intend to comply with these standards; however, in some cases, we currently are not in compliance with applicable requirements and, where appropriate, we have filed requests for waivers and/or extensions with the appropriate government

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.  Summary of Operations and Significant Accounting Policies — (Continued)

agency (See Note 9). We expect that such extension requests will be granted and that the resolution of this matter will not have a material adverse effect on our financial condition, results of operations or cash flows.

      We begin amortizing the cost of licenses upon commencement of commercial operations in each market over their estimated useful lives of 20 years. The excess of the purchase price paid over the fair value of net assets acquired (goodwill) is amortized using the straight-line method over an estimated useful life of 20 years. Trademarks are amortized over their respective estimated useful lives, generally 10 years.

      Investments. We report realized gains or losses, as determined on a specific identification basis, and declines in value, if any, judged to be other than temporary on available-for-sale securities in other income (expense). Because they do not have readily determinable fair values, we record investments in privately held companies at cost, adjusted for other-than-temporary declines in value, if any.

      Revenue Recognition. We recognize revenue for airtime and other services over the service period, net of credits and adjustments. We establish an allowance for doubtful accounts sufficient to cover probable losses.

      Digital Subscriber Unit and Accessory Sales and Related Costs. The loss generated from the sale of subscriber units used in the digital mobile network primarily results from our subsidy of digital subscriber units and accessories and represents marketing costs. Consolidated digital subscriber unit and accessory sales and the related cost of sales, which includes current period order fulfillment and installation related expenses and write downs of digital subscriber unit inventory and related accessories for shrinkage and obsolescence, are classified within selling, general and administrative expenses as follows:

	Year Ended December 31,

	1999	1998

	(in thousands)

Subscriber unit and accessory sales	$19,836	$25,415

Cost of subscriber unit and accessory sales	55,200	37,127

	$(35,364)	$(11,712)

      There were no sales of digital subscriber units for the year ended December 31, 1997.

      A portion of the digital subscriber units issued to customers are sold or leased with terms requiring up to 24 monthly payments. We have recorded such transactions as equipment sales at the time of delivery and recorded an allowance for estimated sales returns. As of December 31, 1999, accounts receivable includes $0.9 million and investments and other assets includes $1.0 million related to such sales, which are expected to be billed and collected over the next 24 months.

      We recognize sales of subscriber units and accessories when the subscriber units and accessories are delivered. Some of our subscriber unit sales are made through independent distributors under agreements allowing rights of return on merchandise unsold by distributors, and as a result, sales are recorded when distributors sell the merchandise.

      Stock-based Compensation. We account for stock-based compensation for employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense is based on the

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.  Summary of Operations and Significant Accounting Policies — (Continued)

difference, if any, on the measurement date, between the fair value of the common stock and the exercise price. We account for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and other applicable accounting principles. Stock-based compensation expense of $0.8 million during 1999 and $1.0 million during 1998 has been charged to operations. There was no stock-based compensation expense during 1997.

      Advertising Costs. Costs related to advertising and other promotional expenditures are expensed as incurred. Advertising costs totaled approximately $23.3 million during 1999 and $20.5 million during 1998. No advertising costs were incurred during 1997.

      Income Taxes. Deferred tax assets and liabilities are determined based on the temporary difference between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits is considered to be more likely than not. Our financial results are included in the consolidated tax return of Nextel Communications; however, our income tax accounts are stated as if we filed a separate return, which is consistent with our tax sharing agreement with Nextel Communications.

      Loss per Share, Basic and Diluted. Basic loss per share includes no dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings of an entity. As presented, our basic and diluted net loss per share attributable to common stockholders is based on the weighted average number of common shares outstanding during the period and does not include other potential common shares (including shares issuable upon exercise of options, warrants or conversion rights) since their effect would be antidilutive.

      Reclassifications. Certain prior year amounts have been reclassified to conform to the current year presentation.

      Concentrations of Risk. Substantially all of our revenues are generated from our operations located in Brazil, Argentina, Mexico and Peru. Regulatory entities in each country regulate the licensing, construction, acquisition, ownership and operation of our digital mobile networks system, and certain other aspects of our business, including the rates we charge our customers. Changes in the current telecommunications statutes or regulations in any of these countries could adversely affect our business. In addition, as of December 31, 1999, about $1,143.2 million of our assets are located in Brazil, Argentina, Mexico and Peru (see Note 13) and another $141.1 million relates to our investments in unconsolidated subsidiaries located in Japan, China and the Philippines (See Notes 3 and 4). Political and economic developments in any of these countries could impact the recoverability of our assets.

      Motorola is currently our sole source for network and subscriber unit equipment we use throughout our markets. We expect to rely principally on Motorola for the manufacture of a substantial portion of the equipment necessary to construct, enhance and maintain our digital mobile network and subscriber unit equipment for the next several years. If Motorola does not provide the necessary equipment to us, we may not be able to service our existing customers or add new customers. We expect that for the next few years, Motorola and competing manufacturers who are licensed by Motorola will be the only manufacturers of subscriber unit equipment that is compatible with our digital mobile network. In late 1999, Nextel Communications entered into a memorandum of understanding with the Kyocera Corporation of Japan with the intent of having Kyocera supply a subscriber unit compatible with its and our digital mobile network. It is anticipated that Motorola will license its technology to Kyocera to enable Kyocera to supply these subscriber units. However, we cannot predict when or whether Kyocera and Motorola will enter into

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.  Summary of Operations and Significant Accounting Policies — (Continued)

an appropriate license agreement or whether Nextel Communications and Kyocera will be able to negotiate a mutually acceptable definitive agreement for Kyocera’s supply and our purchase of those subscriber units.

      New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments (including some derivatives embedded in other contracts) and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. In June 1999, the FASB issued SFAS No. 137, “Deferral of the Effective Date of FASB Statement No. 133 — an Amendment of FASB Statement No. 133,” which deferred the effective date for us until January 1, 2001. We are in the process of evaluating the potential impact of this standard on our financial position and results of operations.

      In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” This statement establishes accounting standards for costs incurred in the acquisition or development and implementation of computer software. These new standards require the capitalization of software implementation costs relating to software acquired or developed and implemented for internal use. The adoption of this statement, effective January 1, 1999, had no impact on our financial position or results of operations.

      In April 1998, the AICPA issued Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities.” This statement requires costs of start-up activities and organization costs to be expensed as incurred. The adoption of this statement did not impact our financial position or result of operations.

2.  Significant Business Combinations and Investments

      Nextel Brazil. On January 30, 1997, we purchased 81.0% of the outstanding capital stock of McCaw Brazil from Telcom Ventures, LLC and various affiliated and unaffiliated investors which, collectively with Telcom Ventures, we refer to as the Founders Group. McCaw Brazil owns, through Nextel S.A., a 95.0% ownership interest in Nextel Telecomunicações Ltda., which we refer to as Nextel Brazil, our principal operating company in Brazil. Under a shareholders agreement among the shareholders of McCaw Brazil dated January 29, 1997, the Founders Group, acting through Telcom Ventures, had the right to defer until April 29, 1999 the contribution of its pro rata share of any capital contributions that we made to McCaw Brazil up to that date without suffering any dilution of the Founders Group’s ownership interest or right to receive dividends and other cash or noncash distributions. The Founders Group ultimately did not make these capital contributions by April 29, 1999 in accordance with the relevant terms of this shareholders agreement, which has resulted in the proportionate dilution of its equity interest in McCaw Brazil. Consequently, our capital contributions to McCaw Brazil through April 29, 1999 have increased our ownership interest in McCaw Brazil to about 92.0% of contributed capital and have diluted the ownership interest of the Founders Group in McCaw Brazil to about 8.0% of contributed capital. The capital contributions, in turn, have increased our ownership in Nextel Brazil, through Nextel S.A., to about 88.0%. Telcom Ventures, in its individual capacity as a member of the Founders Group, is disputing the resulting reduction in its ownership interest in McCaw Brazil (See Note 9).

      The Founders Group has the right at any time between October 31, 2001 and November 1, 2003, or at any time after a change of control of McCaw Brazil, to require McCaw Brazil to redeem the Founders Group’s entire interest at its appraised fair market value at the time of exercise, as defined in the relevant

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  Significant Business Combinations and Investments — (Continued)

documents. The redemption price is payable in cash, or, at McCaw Brazil’s election, publicly traded common stock of any entity owning 50.0% or more of McCaw Brazil or a combination thereof.

      Nextel Argentina. On January 30, 1998, we acquired a 50.0% interest in Nextel Argentina from Wireless Ventures of Argentina, L.L.C. for a purchase price of $46.0 million in cash. As a result of the purchase, our effective ownership interest in Nextel Argentina increased from 50.0% to 100.0%. We began consolidating the accounts of Nextel Argentina on February 1, 1998. From May 6, 1997 through January 30, 1998, we accounted for our 50.0% investment in Nextel Argentina under the equity method of accounting.

      Nextel Mexico. During the year ended December 31, 1997, through a series of transactions, we increased our equity interest in Nextel Mexico from 30.1% to 100.0% for consideration of approximately $132.2 million. As a result of such transactions, we began consolidating Nextel Mexico on September 1, 1997.

      Nextel Peru. On January 29, 1998, we acquired a 70.1% interest in Nextel Peru for $27.9 million. Motorola International Development Corporation, an indirect wholly owned subsidiary of Motorola, which we refer to as Motorola International, held a 19.9% interest in Nextel Peru.

      On October 30, 1998, we exercised an option to sell approximately 10.0% of our shares of Nextel Peru to Motorola International for about $6.0 million. Additionally, as a result of the decision of the other minority stockholder of Nextel Peru not to contribute its pro rata share of capital contributions to Nextel Peru during 1998 and 1999, such stockholder’s equity interest in Nextel Peru has been diluted, and ours and Motorola International’s equity interests in Nextel Peru have increased. Immediately following the closing of that transaction, and giving effect to the dilution of the equity interest of the other minority stockholder during 1998, we held about 62.1% and Motorola International held about 30.9%. As of December 31, 1999, and giving effect to the further dilution of the equity interest of the other minority shareholder during 1999, we and Motorola International held about 63.5% and 30.6%, respectively, of the outstanding shares of Nextel Peru.

      Motorola International has the right to cause Nextel Peru to acquire all shares of Nextel Peru held by Motorola International and its affiliates at the appraised fair market value if Nextel Peru does not purchase network equipment from Motorola International, provided that the network equipment is technologically competitive and is offered to Nextel Peru on competitive terms.

      Pro forma Information. The following summarized pro forma (unaudited) information is for the year ended December 31, 1997 and assumes that the business combinations and transactions associated with Nextel Argentina, Nextel Mexico and McCaw Brazil had occurred on January 1, 1997, and reflects adjustments for the recognition of the minority ownership interests and the amortization of licenses and goodwill.

1997

(in thousands, except
per share amounts)

Revenues	$26,312

Net loss	$(89,717)

Net loss per share, basic and diluted	$(2.46)

Weighted average shares outstanding	36,500,000

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  Significant Business Combinations and Investments — (Continued)

      The pro forma information is not necessarily indicative of the results that would actually have occurred had the transactions been consummated on the date indicated, nor are they necessarily indicative of our future operating results.

3.  Investments in Unconsolidated Subsidiaries

      At December 31, 1999 and 1998, our investments in unconsolidated subsidiaries consist of:

	Effective Ownership
	December 31,

	1999	1998

Equity Method Investments

Nextel Communications Philippines, Inc.	38.0%	38.0%

Nexnet Co., Ltd.	21.0%	21.0%

Nonmarketable Equity Securities

Shanghai CCT McCaw Telecommunications Systems Co., Ltd.	12.1%	12.1%

      For equity method investments, the percentage ownership represents the percentage of the investee’s earnings or losses recognized.

      Summarized financial information for our investments in unconsolidated subsidiaries accounted for using the equity method, which include our investments in Nextel Philippines and Nexnet, is as follows:

	December 31,

	1999	1998

	(in thousands)

Assets	$218,539	$229,725

Liabilities	371,939	289,427

Operating loss	(52,502)	(26,257)

Net loss	(105,832)	(66,008)

      The excess of the cost of our equity method investments over the net assets acquired is being amortized over 20 years. Amortization of this excess totaled $0.8 million during 1999, $1.2 million during 1998 and $3.1 million during 1997, and is reflected in the accompanying consolidated statements of operations within equity in losses of unconsolidated subsidiaries.

      Nextel Philippines. In 1996, we acquired a 30.0% interest in Nextel Philippines, for $16.0 million. On August 21, 1998, Gamboa Holdings, Inc., which is 60.0% owned by ACCRA Investments Corporation, a corporation organized under the laws of the Philippines and owned by Philippine nationals (referred to as ACCRAIN), and 40.0% owned by one of our indirect subsidiaries, purchased 20.0% of Nextel Philippines for $9.0 million.

      Funds used by Gamboa Holdings to consummate the acquisition of the 20.0% of Nextel Philippines were derived from equity contributions by shareholders of Gamboa Holdings and proceeds of loans made by a lending institution. These loans to Gamboa Holdings and to ACCRAIN are secured by our cash collateral deposits in the amount of the loans and a pledge of Gamboa Holdings’ shares of Nextel Philippines. As a result of Gamboa Holdings’s acquisition of 20.0% of Nextel Philippines, our aggregate equity interest in Nextel Philippines, which includes our direct and indirect holdings, increased from 30.0% to 38.0%.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.  Investments in Unconsolidated Subsidiaries — (Continued)

      ACCRAIN is a Philippine holding company with investments in a number of Philippine companies. Pursuant to an agreement, dated August 21, 1998 between our indirect wholly owned subsidiary and ACCRAIN, ACCRAIN granted us a call right on its shares in Gamboa Holdings, exercisable at any time, provided that we are the actual purchaser of the shares or a qualified purchaser in accordance with applicable Philippine foreign corporate ownership rules. Upon expiration of the agreement, ACCRAIN may put to us, or any of our qualified designees, its shares in Gamboa Holdings for approximately $8.0 million. The ACCRAIN Agreement has been extended until August 2000.

      Japan. In March 1998, we purchased a 21.0% equity interest in Nexnet, a wireless communications services provider in Japan, for a purchase price of $0.6 million. We also loaned Nexnet $31.5 million. DJSMR Business Partnership, a Japanese partnership in which an affiliate of Motorola is the majority partner, holds a 49.0% equity interest in Nexnet.

      Shanghai CCT McCaw. As of December 31, 1999 and 1998, we own a 30.0% interest in Shanghai CCT McCaw Telecommunications Systems Co., Ltd., a joint venture that currently participates in the Shanghai GSM System in Shanghai, China through a profit sharing arrangement with China United Telecommunications Corporation, referred to as Unicom, the owner of the Shanghai GSM System. Under the profit sharing agreement, Shanghai CCT McCaw has the right to receive about 40.0% of the profits, as defined, of the Shanghai GSM System. Through our interest in Shanghai CCT McCaw, we have the right to receive about 12.1% of those profits. Foreign entities or individuals are not permitted to directly own or operate telecommunications systems in China under current law. As a result, we do not have the right to influence the operations of the Shanghai GSM System and therefore, we account for this investment using the cost method. Our carrying value in our minority interest in Shanghai CCT McCaw is about $15.0 million at December 31, 1999 and about $15.7 million at December 31, 1998.

      In September 1999, Unicom advised Shanghai CCT McCaw and all similarly situated investors in Unicom, that under a new policy of the Chinese government, all existing arrangements between Unicom and joint ventures in which foreign companies had invested needed to be terminated. On March 17, 2000, Shanghai CCT McCaw and Unicom executed a termination agreement setting forth the terms and conditions for the termination of the cooperation agreement with Unicom.

4.  Fair Value of Financial Instruments

      We have determined the estimated fair value amounts using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions as well as estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31,

	1999		1998

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(in thousands)

Marketable equity securities within Investment and other assets	$287,851	$287,851	$68,037	$68,037

Long-term debt	1,548,496	1,428,790	1,256,943	1,087,943

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Fair Value of Financial Instruments — (Continued)

      Cash and Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued Expenses. The carrying amounts of these items are a reasonable estimate of their fair value.

      Shanghai CCT McCaw. It is impracticable to estimate the fair value of our nonmarketable investment in Shanghai CCT McCaw, as there is no active market for this investment.

      Marketable Equity Securities. Included in investment and other assets is our investment in Clearnet Communications, Inc., a wireless communications services provider in Canada, which is accounted for at fair value based on quoted market prices. The market value of Clearnet common stock at December 31, 1999 and 1998 was $34.375 and $8.125 per share, respectively. At December 31, 1999 and 1998, marketable equity securities consist of the following:

			Gross Unrealized
	Cost	Fair Value	Gain (Loss)

	(in thousands)

1999

Available-for-sale:

Equity securities, included within Investment and other assets	$103,725	$287,851	$184,126

1998

Available-for-sale:

Equity securities, included within Investment and other assets	$103,725	$68,037	$(35,688)

      Long-Term Debt. The fair value of our long-term debt is based on quoted market prices for the senior discount notes. Carrying value approximates fair value for our bank and vendor credit facilities, as interest rates are reset periodically. (See Note 7).

5.  Property, Plant and Equipment

	December 31,

	1999	1998

	(in thousands)

Land	$1,583	$1,650

Leasehold improvements	14,483	13,599

Network equipment	442,013	243,519

Office equipment, furniture and fixtures, and other	92,003	27,921

Less accumulated depreciation and amortization	(95,449)	(25,773)

	454,633	260,916

Construction in progress	84,822	269,655

	$539,455	$530,571

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.  Intangible Assets

	December 31,

	1998	1998

	(in thousands)

Licenses	$415,050	$479,727

Goodwill	99,083	113,546

Trademarks and other	1,629	1,629

	515,762	594,902

Less accumulated amortization	(61,105)	(42,483)

	$454,657	$552,419

7.  Long-term Debt

	December 31,

	1999	1998

	(in thousands)

13.0% Senior Redeemable Discount Notes due 2007, net of unamortized discount of $252,323 and $337,065	$699,140	$614,398

12.125% Senior Serial Redeemable Discount Notes due 2008, net of unamortized discount of $234,280 and $289,349	495,720	440,651

International Motorola Financing Facility, interest payable semiannually at 2.5% over on the U.S. prime rate or LIBOR(10.5% to 11% — 1999)	139,146	—

Brazil Motorola Financing, interest payable semiannually at 2.5% over on the U.S. prime rate or LIBOR (10.28% — 1999; 10.25% to 11% — 1998)	103,757	102,196

Argentina Credit Facility, interest payable quarterly at adjustable rates calculated either on the ABR or the Eurodollar rate (8.13% to 9.0% — 1999; 8.75% to 9.50% — 1998)	100,000	83,500

Motorola Argentina Incremental Facility, interest payable quarterly at adjusted rates calculated either on the ABR or the Eurodollar rate (10.5% to 12.25% — 1999)	8,330	—

Philippines Motorola Bridge Financing Agreement (10.25% — 1998)	—	8,575

Nextel Mexico Equipment Financing (10.4% to 16.5% — 1998)	—	7,623

Other	2,403	—

	1,548,496	1,256,943

Less current portion	(33,739)	(2,061)

	$1,514,757	$1,254,882

      13.0% Senior Redeemable Discount Notes. In March 1997, we completed the sale of 951,463 units, generating $482.0 million in net proceeds. Each unit is comprised of a 10-year senior discount note with a principal due at maturity of $1,000 and one warrant to purchase 0.38748 shares of our common stock at an exercise price of $9.99 per share at any time after March 6, 1998 and prior to March 6, 2007. The warrants entitle the holders to purchase an aggregate of about 368,673 shares of our common stock that approximates less than 1% of our outstanding common stock on a diluted basis and were valued at

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.  Long-term Debt — (Continued)

$14.8 million based on the difference between the gross proceeds and the present value of the accreted amount of the notes at time of first call including the call premium. Cash interest will not accrue prior to April 15, 2002, and will be payable semiannually beginning October 15, 2002 at a rate of 13.0% per year. These notes are redeemable in whole or in part, at our option, at any time on or after April 15, 2002 at specified redemption prices plus accrued and unpaid interest. Up to 35.0% of the aggregate accreted value of these outstanding senior notes may be redeemed (using the proceeds of one of more sales of qualified equity securities) prior to April 15, 2000, at our option under specified circumstances, at 113.0% of their accreted value on the date of redemption. The notes are senior unsecured indebtedness of ours and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness.

      12.125% Senior Serial Redeemable Discount Notes. In March 1998, we completed the sale of $730.0 million in principal amount at maturity of our 12.125% senior serial redeemable discount notes due 2008, generating $387.0 million in net cash proceeds. Cash interest will not accrue prior to April 15, 2003, and will be payable semiannually beginning October 15, 2003 at a rate of 12.125% per year. The 12.125% senior notes are redeemable in whole or in part, at our option, at any time on or after April 15, 2003 at specified redemption prices, plus accrued and unpaid interest. Up to 35.0% of the aggregate accreted value of these outstanding senior notes may be redeemed (using the proceeds of one or more sales of qualified equity securities) prior to April 15, 2001, at our option under specified circumstances, at 112.125% of their accreted value on the date of redemption. The notes are senior unsecured indebtedness of ours and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness.

      International Motorola Financing Facility. On February 4, 1999, we entered into definitive agreements with Motorola Credit Corporation providing for $225.0 million of secured term loan financing consisting of (i) up to $100.0 million in loans to reimburse us for payments we made to Motorola Credit after January 1, 1997 for the purchase of network equipment and related services, including ancillary products and services, by or for the benefit of our operating subsidiaries, referred to as Reimbursement Loans, and (ii) up to $225.0 million in loans, less the amount of Reimbursement Loans advanced to (a) finance the cost of qualifying future purchases of network equipment and related services and (b) provide funds to: (1) repay the principal amounts outstanding under the existing financing facility between Motorola Credit and Nextel Philippines and (2) reimburse us for repaying the principal amounts outstanding under a bridge financing facility between us and Motorola Credit for the benefit of Nextel Philippines that was terminated in February 1999. We refer to this facility as the International Motorola Financing Facility. Our designated operating companies that are entitled to access amounts available under the International Motorola Financing Facility are Nextel Mexico, Nextel Peru, Nextel Philippines, Nexnet and other entities, if any, in which we hold an equity interest and that may be so designated by agreement between us and Motorola Credit. The amount borrowed under this facility is payable in eight equal semiannual installments beginning June 30, 2001, will mature December 31, 2004, and bears interest at variable rates based upon either the U.S. prime rate or the London Interbank Offered Rate, referred to as LIBOR. This facility is secured by, among other things, a pledge of the shares of stock of the designated operating companies held by specified third party shareholders.

      As of December 31, 1999, approximately $139.1 million had been borrowed under this facility, including the entire $100.0 million of reimbursement loans relating to the purchase of equipment and related services by or for the benefit of certain operating subsidiaries, with $85.9 million remaining available for borrowing. The availability of borrowings under this facility is subject to the satisfaction or waiver of applicable borrowing conditions.

      On December 22, 1999, we notified Motorola Credit of our anticipated noncompliance with financial covenants applicable to the fourth quarter of 1999. On December 27, 1999, Motorola Credit agreed to

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.  Long-term Debt — (Continued)

waive compliance with the financial covenants on the condition that the parties enter into an amendment to the International Motorola Financing Facility during the first quarter of 2000. On March 22, 2000, we and Motorola Credit entered into the contemplated amendment to the International Motorola Financing Facility, which, among other things, eliminates the 1999 issues related to financial covenant compliance and addresses cure mechanisms for any future financial covenant compliance issues.

      Brazil Motorola Financing. In 1997, McCaw Brazil and Motorola Credit Corporation entered into an equipment financing agreement pursuant to which Motorola Credit agreed to provide up to $125.0 million in multi-draw term loans to McCaw Brazil to be used to acquire infrastructure equipment and related services from Motorola. The financing advanced under this agreement is repayable in U.S. dollars in semiannual installments over 42 months beginning June 30, 2000 and bears interest at an adjustable rate equal to either the prime rate plus 2.5% or LIBOR plus 4.625%. The loans made under this agreement are secured by a first priority lien on substantially all of McCaw Brazil’s assets, a pledge of all of the stock of McCaw Brazil and its subsidiaries, and guarantees by us of 94.0%, and by Motorola International Development Corporation of 6.0%, of McCaw Brazil’s obligations under this financing. The financing contains certain financial and operating covenants. In the event of noncompliance with certain financial covenants, McCaw Brazil may cure any such noncompliance by receiving additional equity contributions. The availability of borrowings under this facility which we refer to as the Brazil Motorola Financing, is subject to the satisfaction or waiver of applicable borrowing conditions.

      In 1999, McCaw Brazil notified Motorola Credit of its noncompliance with some of the financial covenants under the Brazil Motorola Financing. Motorola Credit agreed to waive compliance with those financial covenants on the condition that we agree to committed capital contributions and the parties enter into an amendment to this agreement during the first quarter of 2000. On March 24, 2000, McCaw Brazil and Motorola Credit entered into this amendment to the Brazil Motorola Financing, which, among other things, eliminates the 1999 issues with respect to financial covenant compliance and addresses cure mechanisms for any future financial covenant compliance issues.

      Argentina Credit Facility. In February 1998, Nextel Argentina entered into a senior secured credit facility which, as amended, provides up to $100.0 million in term loans. Loans under this facility, which we refer to as the Argentina Credit Facility, bear interest at a rate equal to, at our option, either (1) the ABR plus 2.75% (ABR is the highest of the U.S. prime rate, the base CD rate plus 1.0% or the federal funds rate plus 0.5%) or (2) the Eurodollar rate plus 3.75% (the Eurodollar rate is LIBOR multiplied by the statutory reserve rate). Loans under this facility are repayable in quarterly installments beginning September 30, 2000 through March 31, 2003. The first nine installments will be equal to 1/18 of the then-outstanding balance and the final installment will be in an amount equal to the then-outstanding balance. Borrowings under this facility are secured by a pledge of stock of Nextel Argentina, has a first priority lien on the assets of Nextel Argentina, and requires Nextel Argentina to meet financial and operating ratios.

      In March 1999, Nextel Argentina notified the administrative agent of the Argentina Credit Facility of its anticipated noncompliance with some of the financial covenants under the facility. Nextel Argentina received a waiver from the lenders with regard to those covenants for the first quarter of 1999. Effective May 26, 1999, Nextel Argentina and the lenders under the Argentina Credit Facility amended the facility to modify several financial covenants. As a condition to the effectiveness of those amendments, we entered into capital subscription agreements under which we contributed equity of $84.1 million to Nextel Argentina during 1999 and are required to contribute additional equity of $83.5 million during 2000, $19.5 million during 2001 and $49.5 million during the first nine months of 2002.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.  Long-term Debt — (Continued)

      In November 1999, Nextel Argentina notified the administrative agent of its anticipated noncompliance with some of the financial covenants under the Argentina Credit Facility applicable in the fourth quarter of 1999. Effective December 8, 1999, Nextel Argentina and the lenders amended the Argentina Credit Facility to modify several financial covenants applicable to the fourth quarter of 1999 and the first quarter of 2000.

      As of December 31, 1999, Nextel Argentina had borrowed $100.0 million under the Argentina Credit Facility. Nextel Argentina is in compliance with all financial covenants contained in the facility, as amended.

      Motorola Argentina Incremental Facility. Effective May 26, 1999, and concurrent with the then current modification of the Argentina Credit Facility, Motorola Credit agreed to provide up to $50.0 million in loans to Nextel Argentina as incremental term loans under the Argentina Credit Facility for purchase from Motorola of qualifying network equipment and related services. As of December 31, 1999, $8.3 million had been borrowed under this incremental facility.

      Philippines Motorola Bridge Financing. On August 27, 1998, Motorola Credit agreed to provide up to $12.0 million in term loans to us to finance the cost of network equipment and related services purchased from Motorola by Nextel Philippines and to reimburse us for payments made by us to Motorola for the purchase of network equipment and related services for the benefit of Nextel Philippines. At December 31, 1998, the outstanding balance on the financing agreement was $8.6 million. During February 1999, the outstanding balance was repaid with proceeds from the International Motorola Financing Facility.

      Nextel Mexico Equipment Financing. At December 31, 1998, Nextel Mexico was a party to several secured financing agreements, with various payment terms and maturities through 2007. The term loans were secured by a first priority lien on substantially all of Nextel Mexico’s assets and were payable in U.S. dollars. In February 1999, in conjunction with the International Motorola Financing Facility, the principal and unpaid interest under these financing agreements were paid in full.

      International Motorola Incremental Facility. On December 16, 1999, along with Nextel Communications, we entered into an agreement with Motorola Credit under which Motorola Credit committed to provide up to $56.6 million in incremental term loans to us for working capital purposes. Loans under this facility mature December 31, 2001 and bear interest at variable rates based upon either the U.S. prime rate or LIBOR. Loans under this facility are secured by a pledge of all of our shares of stock of Clearnet. On January 6, 2000, we borrowed the full $56.6 million available under this facility.

      For the years subsequent to December 31, 1999, annual maturities of long-term obligations are as follows (in thousands):

2000	$33,739

2001	80,560

2002	90,487

2003	89,985

2004	58,865

Thereafter	1,681,463

2,035,099

Less unamortized discount	(486,603)

$1,548,496

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.  Income Taxes

      The components of the income tax benefit were as follows:

	Year ended December 31,

	1999	1998	1997

	(in thousands)

Current:

Foreign	$(3,247)	$—	$(1,745)

Deferred:

Foreign	3,264	22,358	8,027

Income tax benefit	$17	$22,358	$6,282

      The reconciliation of taxes computed at the statutory rate to the income tax benefit is as follows:

	Year ended December 31,

	1999	1998	1997

	(in thousands)

Income tax benefit at statutory rate	$182,057	$88,180	$27,095

Nonconsolidated subsidiary adjustments	(11,014)	(4,268)	(2,559)

High yield discount obligations	(3,486)	(2,912)	(1,621)

Increase in valuation allowance	(150,470)	(66,207)	(16,784)

Other	(17,070)	7,565	151

	$17	$22,358	$6,282

      Deferred tax assets and liabilities consist of the following:

	December 31,

	1999	1998

	(in thousands)

Deferred tax assets:

Operating loss carryforwards	$157,863	$65,332

Deferred interest	82,533	54,104

Unrealized loss on investment	—	12,491

Other	18,969	11,220

	259,365	143,147

Valuation allowance	(243,228)	(119,352)

	16,137	23,795

Deferred tax liabilities:

Intangible assets	90,607	113,989

Unrealized gain on investment	64,444	—

Other	3,029	—

	158,080	113,989

Net deferred tax liability	$141,943	$90,194

      At December 31, 1999, we had about $52.8 million of net operating loss carryforwards for U.S. federal income tax purposes that expire beginning in 2018.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.  Income Taxes — (Continued)

      At December 31, 1999, net operating loss carryforwards for our foreign subsidiaries are about $91.1 million for Mexican income tax purposes, $120.3 million for Argentine income tax purposes and $23.9 million for Peruvian income tax purposes. These carryforwards expire in various amounts through 2009. Additionally, our foreign subsidiaries had about $176.4 million of net operating loss carryforwards for Brazilian income tax purposes that have no expiration date and that can only be utilized up to the limit of 30% of taxable income for the year. Our foreign subsidiaries may be limited in their ability to use foreign tax net operating losses in any single year depending on their ability to generate sufficient taxable income.

9.  Commitments and Contingencies

      Operating Lease Commitments. We lease various cell sites and office facilities under operating leases with terms of one to five years which, in the case of the cell sites, are generally renewable, at our option, for additional terms. Total rent expense under operating leases was $13.0 million during 1999, $11.8 million during 1998 and $3.3 million during 1997.

      For years subsequent to December 31, 1999, future minimum payments for all operating lease obligations that have initial noncancelable lease terms exceeding one year, net of rental income, are as follows (in thousands):

2000	$11,720

2001	10,981

2002	9,192

2003	5,139

2004	1,338

Thereafter	1,534

$39,904

      Nextel Brazil licenses. Nextel Brazil is required to meet installation and minimum loading requirements related to its analog channels. Failure to comply with such requirements may subject the licenses relating to such channels to revocation by the Brazil Ministry of Communications. At December 31, 1999, Nextel Brazil was not in compliance with applicable installation deadlines and minimum loading requirements with respect to licenses covering 1,885 channels, all of which are outside of São Paulo and Rio de Janiero. Nextel Brazil is currently conducting analog system installation with regard to a significant portion of such channels and has submitted an installation and loading plan and requests for extensions of the applicable deadlines (except for channels where the Brazilian operating companies failed to comply with applicable installation requirements due to television frequency interference, for which extensions were granted automatically by statute) to the Brazilian Ministry of Communications for its review. Nextel Brazil does not believe that any potential actions on the part of Anatel will have a material adverse effect on our financial condition, results of operations or cash flows.

      On December 16, 1999, the Brazilian Ministry of Communication’s board of directors published a proposal for a new regulation that would be applicable to our analog and digital specialized mobile radio operations in Brazil. The new regulation as proposed would eliminate most of the existing restrictions that are applicable to our analog and digital operations in Brazil, including among others, the limitations on interconnect traffic and subscriber units with interconnect numbers. It is generally expected that the proposed regulation will be enacted substantially in the form published before the end of 2000, although there may be strong opposition by current cellular operators, and there can be no assurance that this new regulation will indeed be approved.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.  Commitments and Contingencies — (Continued)

      Nextel Philippines SEC Proceedings. Immediately prior to the Nextel Philippines annual shareholders meeting in July 1998, The Philippines Securities and Exchange Commission issued a temporary restraining order in favor of several Philippines shareholders. These shareholders requested nullification of previously adopted amendments of the bylaws of Nextel Philippines contemplated by the corporate governance provisions of the Nextel Philippines’ shareholders agreements. The temporary restraining order enjoined Nextel Philippines from implementing those bylaw amendments for a 72-hour period. The shareholders further requested that a preliminary injunction be issued with the same effect pending a trial on the merits with respect to the validity of those bylaw amendments. On July 15, 1998, pursuant to the agreement of Nextel Philippines and the shareholders, which agreement was confirmed by the Philippines Securities and Exchange Commission, the temporary restraining order was permitted to expire and, pending a trial on the merits as to the validity of the bylaw amendments (1) the petitioners agreed to withdraw their petition for a preliminary injunction and (2) Nextel Philippines agreed that the provisions of the bylaw amendments granting Nextel International certain veto rights in corporate government matters would not be implemented. Although we cannot predict the outcome of this proceeding, we believe that the shareholders’ claims are without merit. Nextel Philippines intends to vigorously defend against those claims.

      Nextel Philippines Proceedings. In mid 1998, a number of the Philippine cellular mobile telephone companies filed proceedings, which have since been consolidated into one proceeding, with the Philippines National Telecommunications Commission asserting that (1) the extension to January 20, 1999 of Nextel Philippines’ provisional authority to operate its wireless communications network using its licensed frequencies in the Philippines improperly expanded Nextel Philippines’ authority to provide cellular mobile telephone services and (2) if Nextel Philippines was indeed authorized to operate cellular mobile telephone services, then Nextel Philippines should be required to meet the other obligations applicable to cellular mobile telephone services operators, including specified obligations to build out local exchange lines. Although we cannot predict the outcome of this proceeding, we believe that the claims against Nextel Philippines are without merit. Nextel Philippines intends to vigorously defend against them.

      The Philippines National Telecommunications Commission issued an order in February 1999 extending Nextel Philippines’ provisional authority to January 19, 2000. On December 7, 1999, Nextel Philippines filed a motion to further extend that provisional authority for one year. Based on Nextel Philippines’ past experience and the Philippines National Telecommunications Commission’s usual practice, this motion is expected to be resolved ex-parte in Nextel Philippines’ favor. Based on Nextel Philippines’ experience with the practice of the Philippines National Telecommunications Commission, Nextel Philippines believes that the issuance of the extension after the provisional authority’s expiration will not adversely affect Nextel Philippines’ continued operations.

      Nextel Philippines Arbitration. On October 30, 1998, under the dispute resolution provisions of the Philippines shareholders agreements, we commenced arbitration proceedings in Hong Kong against two of the local shareholders of Nextel Philippines, in which we assert that the shareholders have failed to perform their respective obligations under the Nextel Philippines agreements. We seek equitable and legal relief, including, but not limited to, compensatory damages and injunctive relief.

      McCaw Brazil. On August 16, 1999, we and McCaw Brazil filed a Motion for Judgment in the Circuit Court for the City of Alexandria, Virginia, against Telcom Ventures, seeking a declaration from the court that the Founders Group’s option to make its pro rata share of capital contributions was not properly exercised. As a result of having failed to make such payment, the Founders Group’s ownership interest in McCaw Brazil has fallen below 10% and they are no longer entitled to designate a director to serve on the McCaw Brazil board of directors. On September 15, 1999, Telcom Ventures filed its answer

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

denying the material allegations made in the Motion for Judgment, and asserted a counterclaim alleging that we breached a fiduciary duty to Telcom Ventures and that McCaw Brazil breached a contract with Telcom Ventures by allegedly issuing shares for less than fair market value without the informed consent of the director designated by the Founders Group. Telcom Ventures’ counterclaim seeks damages in the amount of $100 million, plus punitive damages. We and McCaw Brazil have timely filed a denial of the material allegations made in the counterclaim. Although we cannot predict the outcome of this proceeding, we believe the claims against us are without merit. We intend to vigorously defend against these claims.

10.  Issuance of Preferred Stock

      During 1999, 2,000 shares of our series A exchangeable redeemable preferred stock were issued to a wholly owned subsidiary of Nextel Communications in exchange for cash proceeds of $200.0 million. During 1998, 988.86 shares were issued to Nextel Communications in exchange for an investment in Clearnet and other consideration of $8.3 million.

      The series A exchangeable redeemable preferred stock was issued at an original liquidation preference of $100,000 per share and thereafter, the liquidation preference on the series A preferred stock accretes at an annual rate equal to 13.625%. At December 31, 1999, the accreted liquidation preference on the series A preferred stock was about $337.7 million. Except as required by law, the holders of the series A preferred stock are not entitled to receive dividends or other distributions. We have the right at any time to redeem the series A preferred stock in full (or with the consent of the holder of the affected shares of series A preferred stock, in part) at a redemption price equal to 100% of the accreted liquidation preference thereof on the redemption date and, under certain circumstances, the holders of the series A preferred stock have the right to exchange the series A preferred stock for shares of our series B redeemable preferred stock, par value $10.00 per share, having a liquidation preference equal to the accreted liquidation preference of the series A preferred stock so exchanged.

      The series B preferred stock to be issued in exchange for shares of series A preferred stock will have an initial annual dividend rate equal to 13.625%, increasing to 18.0% on March 13, 2010. The series B preferred stock will have terms substantially similar to those of the series A preferred stock, except that the series B preferred stock has the right to elect one director to the board of directors and to the accrual of cumulative dividends payable quarterly in cash. In addition, we may not issue shares of our series B preferred stock, except in exchange for shares of our series A preferred stock, without the consent of the holder of a majority of the outstanding shares of our series A preferred stock and our series B preferred stock, voting together as a class.

11.  Employee Stock and Benefit Plans

      Nextel Communications Employee Stock Option Plan. Some of our employees participate in the Nextel Communications, Inc. Incentive Equity Plan. Generally, non qualified stock options outstanding under this Plan:

•	are granted at prices equal to the market value of Nextel Communications’ stock on the grant date;

•	vest ratably over either a four or a five year service period; and

•	expire ten years subsequent to the award date.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  Employee Stock and Benefit Plans — (Continued)

      A summary of the activity under the Nextel Communications, Inc. Incentive Equity Plan related to our employees is as follows:

		Option			Weighted Average
	Shares	Price Range			Exercise Price

Outstanding, January 1, 1997	136,100	$15.12	–	$18.37	$15.44

Granted	175,550	15.12	–	23.81	15.52

Outstanding, December 31, 1997	311,650	15.12	–	23.81	15.11

Granted	385,010	22.69	–	31.00	26.38

Transferred	(54,898)	15.12	–	26.56	21.50

Exercised	(20,663)	15.12	–	16.13	15.17

Canceled	(89,418)	15.12	–	26.56	19.71

Outstanding, December 31, 1998	531,681	15.12	–	31.00	22.02

Granted	613,495	30.56	–	87.00	37.03

Transferred	541,237	13.50	–	30.56	20.62

Exercised	(381,334)	13.50	–	31.00	18.29

Canceled	(206,708)	15.13	–	31.00	25.74

Outstanding, December 31, 1999	1,098,371	$13.50	–	$87.00	$30.07

Exercisable, December 31, 1999	69,520	$13.50	–	$31.00	$20.82

      Following is a summary of the status of employee stock options outstanding at December 31, 1999:

					Weighted Average
	Outstanding	Outstanding	Outstanding	Exercisable	Exercise Price of
Exercise	Number of	Weighted Life	Average	Number of	Exercisable
Price Range	Shares	Remaining	Exercise Price	Shares	Shares

$13.50 – $15.63	127,960	6.9 years	$15.15	30,855	$15.24
16.13 – 26.56	384,726	8.2 years	23.93	34,165	24.57
30.56 – 31.00	442,685	9.1 years	30.59	4,500	30.64
48.00 – 87.00	143,000	9.7 years	58.35	—	—

	1,098,371	8.6 years	30.07	69,520	20.82

      Nextel International Employee Stock Option Plan. In June 1997, our board of directors adopted the 1997 Nextel International Employee Stock Option Plan, under which eligible employees participate. Generally, options outstanding under this plan:

•	are granted at fair value, based on periodic valuations of Nextel International in accordance with the terms of the plan;

•	vest over a four year service period; and

•	expire ten years subsequent to the award date.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  Employee Stock and Benefit Plans — (Continued)

      A summary of Nextel International Stock Option Plan activity is as follows:

		Option			Weighted Average
	Shares	Price Range			Exercise Price

Outstanding, January 1, 1997	—	$—	–	$—	$—

Granted	1,621,000	10.00	–	10.00	10.00

Exercised	(30,000)	10.00	–	10.00	10.00

Outstanding, December 31, 1997	1,591,000	10.00	–	10.00	10.00

Granted	362,500	10.00	–	65.75	62.83

Exercised	(23,679)	10.00	–	10.00	10.00

Canceled	(178,429)	10.00	–	65.75	20.38

Outstanding, December 31, 1998	1,751,392	10.00	–	65.75	19.88

Granted	783,500	10.00	–	24.03	23.94

Exercised	(199,630)	10.00	–	10.00	10.00

Canceled	(353,593)	10.00	–	65.75	31.54

Outstanding, December 31, 1999	1,981,669	$10.00	–	$65.75	20.36

Exercisable, December 31, 1999	1,163,544	$10.00	–	$65.75	$15.08

      Following is a summary of the status of employee stock options outstanding at December 31, 1999:

					Weighted Average
	Outstanding	Outstanding	Outstanding	Exercisable	Exercise Price of
Exercise	Number of	Weighted Life	Average	Number of	Exercisable
Price	Shares	Remaining	Exercise Price	Shares	Shares

$10.00	1,042,504	7.3 years	$10.00	962,518	$10.00
24.03	762,729	9.4 years	24.03	126,970	24.03
65.75	176,436	8.6 years	65.75	74,056	65.75

	1,981,669	7.8 years	20.36	1,163,544	15.08

      Consistent with the provisions of SFAS No. 123, had compensation costs been determined based on the fair value of the awards granted in 1999, 1998 and 1997, our loss and loss per common share attributable to common stockholders would have been as follows:

	1999	1998	1997

	(in thousands, except share amounts)

Net loss:

As reported	$(520,146)	$(237,135)	$(73,948)

Pro forma	$(529,920)	$(243,376)	$(76,024)

Loss per common share, basic and diluted:

As reported	$(14.23)	$(6.50)	$(2.03)

Pro forma	$(14.49)	$(6.67)	$(2.08)

Weighted average fair value of options granted	$12.24	$12.27	$6.59

Weighted average remaining contractual life	8.2 years	7.6 years	8.2 years

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  Employee Stock and Benefit Plans — (Continued)

      The fair value of each Nextel International and Nextel Communications, Inc. option grant is estimated on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following: assumptions:

	1999	1998	1997

Expected stock price volatility	51%	51%	53%

Risk-free interest rate	5.67 – 5.93%	5.01 – 5.08%	6.6%

Expected life in years	5	8	8

Expected dividend yield	0.00%	0.00%	0.00%

      Our stock options are non transferable (except to family members or by will, as provided for in the Nextel International Employee Stock Option Plan), and the actual value of the stock options that an employee may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price. We have based our assumption for stock price volatility on the historical variance of weekly closing prices of Nextel Communications’ class A common stock.

      Stock Appreciation Rights. On November 1, 1996, we adopted a Stock Appreciation Rights Plan, whereby some of our employees and consultants of Nextel International were granted rights to share in the future appreciation in the value of Nextel International. Such rights do not represent an equity interest in Nextel International, only a right to compensation under the terms of the plan.

      In conjunction with adoption of the Nextel International Employee Stock Option Plan, our board of directors also approved a plan to terminate the Stock Appreciation Rights Plan. Each holder of previously granted stock appreciation rights was given the option to exchange their stock appreciation rights for stock options to be granted under the Nextel International Employee Stock Option Plan. As of December 31, 1998, 5,000 stock appreciation rights were outstanding. All outstanding stock appreciation rights had been exchanged for Nextel International options during 1999.

      Employee Benefit Plan. Some of our officers and employees are eligible to participate in Nextel Communications’ defined contribution plan established pursuant to Section 401(k) of the Internal Revenue Code. We provide a matching contribution of 50% of the first 4% of salary contributed by the employee. Our contributions were about $49,000 during 1999, $41,000 during 1998 and $29,000 during 1997.

12.  Related Party Transactions

      Nextel Communications performs accounting, legal and other services for us under a service agreement. We reimburse Nextel Communications for costs incurred, which totaled $1.2 million during 1999, $0.4 million during 1998 and $0.3 million during 1997. We also reimburse Nextel Communications for some vendor payments made on our behalf. At December 31, 1999, amounts due to parent of $8.8 million consist primarily of reimbursement due to Nextel Communications for vendor payments made on our behalf during the fourth quarter of 1999.

      At December 31, 1999, Motorola beneficially owned approximately 15.0% of Nextel Communications’ outstanding common stock. We maintain various business relationships with Motorola, including purchases of infrastructure equipment and subscriber units, equipment financing agreements, and shareholder relationships and agreements. (See Notes 2 and 7).

      We purchased approximately $32.0 million during 1999 and $162.6 million during 1998, in digital infrastructure equipment, subscriber units and related services from Motorola. As of December 31, 1999

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  Related Party Transactions — (Continued)

and 1998, our consolidated balance sheets include amounts payable to Motorola related to such purchases of $15.8 million and $14.8 million, respectively, in accounts payable and $242.9 million and $102.2 million in long-term debt (see Note 7).

      At various points during 1999, we entered into subscriber unit purchase agreements with Motorola which established payment terms for purchases of subscriber units and related accessories by our consolidated subsidiaries. Amounts outstanding under these subscriber unit purchase agreements total $15.8 million and are included in accounts payable at December 31, 1999, as noted above.

      Nextel Philippines also entered into a subscriber unit purchase agreement with terms substantially identical to those described above. Amounts outstanding under this agreement total $6.2 million at December 31, 1999, and are guaranteed by us.

13.  Segment Information

      For the years ended December 31, 1999 and December 31, 1998, we have four reportable operating segments: 1) Brazil, 2) Argentina, 3) Mexico, and 4) Peru. The operations of our corporate entities, which hold equity investments in the Philippines and Japan, are included in the Corporate and Other segment below. For the year ended December 31, 1997, we have two reportable operating segments: 1) Brazil, in which we obtained a controlling interest as of January 1997 and 2) Mexico, in which we obtained a controlling interest effective September 1997. During 1997, Corporate and Other includes equity method investments in Argentina and the Philippines.

      Our segments reflect our geographic focus and are defined as operating segments immediately subsequent to our obtaining a controlling interest in the entity. We evaluate performance based on losses before interest, taxes, depreciation and amortization and other non-recurring charges, referred to as

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.  Segment Information — (Continued)

EBITDA. The accounting policies of these segments are the same as those described in the summary of significant accounting policies. Intercompany eliminations have been included in Corporate and Other.

					Corporate and
	Brazil	Argentina	Mexico	Peru	Other	Consolidated

	(in thousands)

1999

Operating revenues	$34,917	$40,767	$24,937	$3,907	$—	$104,528

EBITDA	(68,554)	(36,979)	(28,813)	(12,579)	(15,925)	(162,850)

Depreciation and amortization	31,253	33,903	25,381	6,633	10,921	108,091

Interest expense	(14,150)	(11,863)	(431)	(549)	(152,611)	(179,604)

Interest income	3,409	172	215	167	4,479	8,442

Equity in losses of unconsolidated subsidiaries	—	—	—	—	(31,469)	(31,469)

Foreign currency transaction (loss) gain and other, net	(59,899)	(1,194)	(417)	(866)	(3,529)	(65,905)

Minority interest	13,712	—	—	5,602	—	19,314

Loss before income tax benefit	$(156,735)	$(83,767)	$(54,827)	$(14,858)	$(209,976)	$(520,163)

Property, plant and equipment, net	$200,216	$130,428	$131,320	$54,956	$22,535	$539,455

Identifiable assets	$403,291	$248,959	$410,510	$80,444	$538,588	$1,681,792

Capital expenditures	$57,461	$55,423	$36,914	$17,966	$5,679	$173,443

					Corporate and
	Brazil	Argentina	Mexico	Peru	Other	Consolidated

	(in thousands)

1998

Operating revenues	$17,480	$10,662	$12,412	$1,934	$—	$42,488

EBITDA	(60,945)	(35,353)	(10,253)	(3,007)	(11,137)	(120,695)

Depreciation and amortization	24,828	13,678	15,902	1,043	588	56,039

Interest expense	3,676	388	3,572	1,587	(116,047)	(106,824)

Interest income	2,210	165	440	164	13,676	16,655

Equity in losses of unconsolidated affiliates	—	—	—	—	(12,193)	(12,193)

Foreign currency transaction (loss) gain and other, net	(7,299)	(4,138)	10,760	(379)	3,528	2,472

Minority interest	15,819	—	—	1,687	(375)	17,131

Loss before income tax benefit	$(71,367)	$(52,616)	$(11,383)	$(991)	$(123,136)	$(259,493)

Property, plant and equipment, net	$259,610	$109,284	$98,637	$40,825	$22,215	$530,571

Identifiable assets	$579,429	$237,542	$377,952	$62,434	$343,779	$1,601,136

Capital expenditures	$188,383	$77,983	$72,336	$33,780	$3,542	$376,024

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.  Segment Information — (Continued)

			Corporate and
	Brazil	Mexico	Other	Consolidated

	(in thousands)

1997

Operating revenues	$9,605	$3,348	$62	$13,015

EBITDA	(12,145)	35	(9,067)	(21,177)

Depreciation and amortization	9,403	3,499	5,479	18,381

Interest expense	1,577	(548)	(57,612)	(56,583)

Interest income	363	128	19,175	19,666

Equity in losses of unconsolidated affiliates	—	—	(11,401)	(11,401)
Foreign currency transaction (loss) gain and other, net	(137)	1,968	3,730	5,561

Minority interest	1,710	—	375	2,085

Loss before income tax benefit	$(18,035)	$(1,916)	$(60,279)	$(80,230)

Property, plant and equipment, net	$113,769	$21,040	$1,401	$136,210

Identifiable assets	$420,242	$288,695	$414,101	$1,123,038

Capital expenditures	$87,370	$13,938	$584	$101,892

14.  Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth

	(in thousands, except per share amounts)

1999

Operating revenues	$19,861	$21,899	$27,345	$35,423

Operating loss	(69,404)	(75,012)	(64,480)	(62,045)

Net loss	(165,282)	(102,726)	(129,719)	(122,419)

Net loss per common share, basic and diluted	(4.53)	(2.81)	(3.55)	(3.34)

1998

Operating revenues	$8,558	$9,189	$8,850	$15,891

Operating loss	(19,413)	(29,730)	(60,454)	(67,137)

Net loss	(28,569)	(45,810)	(69,864)	(92,892)

Net loss per common share, basic and diluted	(0.78)	(1.26)	(1.91)	(2.55)

      The sum of the per share amounts do not equal the annual amounts due to changes in the number of weighted average number of common shares outstanding during the year.

NEXTEL INTERNATIONAL, INC.

(Parent Only)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

As of December 31, 1999 and 1998
(in thousands, except per share amounts)

	1999	1998

ASSETS
Current assets

Cash and cash equivalents	$21,952	$52,698

Accounts receivable, net	15	56

Prepaid expenses and other	352	13

Total current assets	22,319	52,767

Property, plant, and equipment, net	3,782	161

Investments in and advances to subsidiaries	884,582	1,011,148

Intangible assets	1,306	1,469

Investment and other assets	317,932	96,900

	$1,229,921	$1,162,445

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities

Accounts payable	$1,625	$2,042

Accrued expenses and other	590	882

Due to parent	8,847	—

Total current liabilities	11,062	2,924

Deferred income taxes	64,444	—

Long-term debt	1,334,005	1,063,623

Stockholders’ (deficit) equity

Series A exchangeable redeemable preferred stock, accreted liquidation preference of $337,737 and $110,456 (3,500 shares authorized, $10.00 par value, 2,988.86 and 988.86 shares issued and outstanding)	298,886	98,886

Common stock (73,000,000 shares authorized, no par 36,723,309 and 36,523,679 shares issued and outstanding)	399,401	396,574

Accumulated deficit	(859,970)	(339,824)

Accumulated other comprehensive loss:

Unrealized gain (loss) on investment, net of tax	119,682	(35,688)

Cumulative translation adjustment	(137,589)	(24,050)

Accumulated other comprehensive loss	(17,907)	(59,738)

Total stockholders’ (deficit)equity	(179,590)	95,898

	$1,229,921	$1,162,445

The accompanying notes are an integral part of these financial statements.

NEXTEL INTERNATIONAL, INC.
(Parent Only)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)

CONDENSED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 1999, 1998 and 1997
(dollars in thousands)

	1999	1998	1997

Operating revenues	$—	$—	$3

Operating expenses

Selling, general and administrative	14,377	7,029	5,175

Depreciation and amortization	6,173	555	172

	20,550	7,584	5,347

Operating loss	(20,550)	(7,584)	(5,344)

Other income (expense):

Interest expense	(153,595)	(117,291)	(56,241)

Interest income	3,408	12,065	17,303

Equity in net losses of unconsolidated subsidiaries	(346,368)	(129,627)	(27,720)

Other, net	(3,034)	5,302	(15)

	(499,589)	(229,551)	(66,673)

Loss before income tax provision	(520,139)	(237,135)	(72,017)

Income tax provision	(7)	—	(1,931)

Net loss	$(520,146)	$(237,135)	$(73,948)

The accompanying notes are an integral part of these financial statements.

NEXTEL INTERNATIONAL, INC.
(Parent Only)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 1999, 1998 and 1997
(in thousands)

	1999	1998	1997

Cash flows from operating activities:

Net loss	$(520,146)	$(237,135)	$(73,948)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	6,173	555	172

Interest accretion on long-term debt, net of capitalization	139,811	100,069	56,241

Equity in net losses of unconsolidated subsidiaries	346,368	131,111	27,720

Change in current assets and liabilities:

Accounts receivable	41	(12)	339

Prepaid expenses and other	(50)	(3)	38

Investment and other assets	(6,618)	(9,004)	(2,221)

Accounts payable	34,592	(235)	1,477

Other	2,048	(2,983)	200

Net cash provided by (used in) operating activities	2,219	(17,637)	10,018

Cash flows from investing activities:

Capital expenditures	(4,231)	(78)	(152)

Purchase of marketable securities	—	(93,997)	(227,957)

Proceeds from sale of marketable securities	—	221,225	100,729

Investments in and advances to subsidiaries	(321,053)	(567,482)	(246,230)

Other	—	—	(624)

Net cash used in investing activities	(325,284)	(440,332)	(374,234)

Cash flows from financing activities:

Repayments to parent	(25,624)	—	(23,556)

Capital contributions from parent			6,366

Proceeds from the issuance of preferred stock and warrants	200,000	—	14,800

Proceeds from the issuance of long-term debt	124,521	409,455	467,578

Repayment of long-term debt	(8,575)	—

Proceeds from exercise of stock options	1,997	237	—

Net cash provided by financing activities	292,319	409,692	465,188

(Decrease) Increase in cash and cash equivalents	(30,746)	(48,277)	100,972

Cash and cash equivalents, beginning of year	52,698	100,975	3

Cash and cash equivalents, end of year	$21,952	$52,698	$100,975

The accompanying notes are an integral part of these financial statements.

NEXTEL INTERNATIONAL, INC.
(Parent Only)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	For accounting policies and other information, see the Notes to the Consolidated Financial Statements of Nextel International, Inc. and Subsidiaries included elsewhere herein.

2.	The parent company accounts for its investments in subsidiaries by the equity method of accounting.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications Inc.)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance,	Allowance of	Charged to		Balance at
	beginning of	acquired	costs and		End
	period	companies(1)	expenses	Deductions	of Period

Year Ended December 31, 1999

Allowance for Doubtful Accounts	$6,391	$—	$33,219	$(30,795)	$8,815

Reserve for inventory obsolescence	$2,593	$—	$3,732	$(1,957)	$4,368

Year Ended December 31, 1998

Allowance for Doubtful Accounts	$1,003	$604	$7,127	$(2,343)	$6,391

Reserve for inventory obsolescence	$1,334	$16	$3,475	$(2,232)	$2,593

Year Ended December 31, 1997

Allowance for Doubtful Accounts	$—	$3,241	$1,131	$(3,369)	$1,003

Reserve for inventory obsolescence	$—	$449	$885	$—	$1,334

(1)	Represents allowance of majority-owned subsidiaries acquired during the years ended December 31, 1998 and 1997.