Form 10-Q
period 2000-03-31
NEXTEL INTERNATIONAL INC
filed 2000-05-15
CIK 1037016

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 333-26649

NEXTEL INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1671412 (I.R.S. Employer Identification No.)

10700 Parkridge Boulevard, Suite 600, Reston, Virginia (Address of principal executive offices)	20191 (Zip Code)
Registrant’s telephone number, including area code: (703) 390-5100

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X]     No [  ]

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Number of Shares Outstanding
Title of Class	on May 1, 2000

Common Stock, no par value	36,839,255

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

			Page No.

Part I	Financial Information.
	Item 1.	Financial Statements — Unaudited.

		Condensed Consolidated Balance Sheets — As of March 31, 2000 and December 31, 1999	3

		Condensed Consolidated Statements of Operations — For the Three Months Ended March 31, 2000 and 1999	4

		Condensed Consolidated Statement of Changes in Stockholders’ Deficit — For the Three Months Ended March 31, 2000	5

		Condensed Consolidated Statements of Cash Flows — For the Three Months Ended March 31, 2000 and 1999	6

		Notes to Condensed Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Part II	Other Information.

	Item 1.	Legal Proceedings	23

	Item 6.	Exhibits and Reports on Form 8-K	23

PART I

Item 1.  Financial Statements — Unaudited.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2000 and December 31, 1999
(in thousands)
Unaudited

	2000	1999

ASSETS

Current assets

Cash and cash equivalents, of which $22,436 and $6,179 is restricted	$73,518	$100,028

Accounts receivable, less allowance for doubtful accounts of $12,818 and $8,815	26,725	23,041

Subscriber unit and accessory inventory	16,893	16,185

Prepaid expenses and other	35,911	21,868

Total current assets	153,047	161,122

Property, plant and equipment, net of accumulated depreciation of $118,386 and $95,449	641,475	539,455

Investments in unconsolidated subsidiaries, at cost less equity in net losses of $53,242 and $46,129	119,866	141,120

Intangible assets, net of accumulated amortization of $69,050 and $61,105	459,429	454,657

Investment and other assets	448,506	385,438

	$1,822,323	$1,681,792

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable	$99,382	$59,988

Accrued expenses and other	85,442	61,448

Accrued interest	20,456	15,423

Due to parent	5,983	8,847

Current portion of long-term debt	34,061	33,739

Total current liabilities	245,324	179,445

Long-term debt	1,623,603	1,514,757

Deferred income taxes	162,629	141,943

Total liabilities	2,031,556	1,836,145

Contingencies (Note 4)

Minority interest	25,150	25,237

Stockholders’ deficit

Series A exchangeable redeemable preferred stock, 3 shares issued and outstanding, accreted liquidation preference of $349,372 and $337,737	298,886	298,886

Common stock, 36,741 and 36,723 shares issued and outstanding	399,583	399,401

Accumulated deficit	(970,863)	(859,970)

Accumulated other comprehensive income (loss)	38,011	(17,907)

Total stockholders’ deficit	(234,383)	(179,590)

	$1,822,323	$1,681,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2000 and 1999
(in thousands, except per share amounts)
Unaudited

	2000	1999

Operating revenues	$47,175	$19,861

Operating expenses

Cost of revenues	13,962	8,966

Selling, general and administrative	67,260	56,885

Depreciation and amortization	32,501	23,414

	113,723	89,265

Operating loss	(66,548)	(69,404)

Other income (expense)

Interest expense	(52,715)	(38,694)

Interest income	348	1,538

Equity in losses of unconsolidated affiliates	(7,113)	(4,651)

Foreign currency transaction gains (losses), net	12,537	(66,697)

Minority interest in losses of subsidiaries	2,750	12,041

Other, net	(364)	864

	(44,557)	(95,599)

Loss before income tax benefit (provision)	(111,105)	(165,003)

Income tax benefit (provision)	212	(279)

Net loss	$(110,893)	$(165,282)

Net loss per common share, basic and diluted	$(3.02)	$(4.53)

Weighted average number of common shares outstanding	36,725	36,524

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2000
(in thousands)
Unaudited

						Accumulated Other
						Comprehensive
						Income (Loss)
	Series A
	Preferred Stock		Common Stock			Unrealized	Cumulative
					Accumulated	Gain on	Translation
	Shares	Amount	Shares	Amount	Deficit	Investments	Adjustment	Total

Balance, January 1, 2000	3	$298,886	36,723	$399,401	$(859,970)	$119,682	$(137,589)	$(179,590)

Net loss					(110,893)			(110,893)

Unrealized gain on available-for-sale securities, net of income tax						37,080		37,080

Foreign currency translation adjustment							18,838	18,838

Total comprehensive loss								(54,975)

Issuance of common stock upon exercise of stock options			18	182				182

Balance, March 31, 2000	3	$298,886	36,741	$399,583	$(970,863)	$156,762	$(118,751)	$(234,383)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2000 and 1999
(in thousands)
Unaudited

	2000	1999

Cash flows from operating activities

Net loss	$(110,893)	$(165,282)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of deferred financing costs and accretion of senior redeemable discount notes	37,522	31,786

Depreciation and amortization	32,501	23,414

Net foreign currency transaction (gains) losses	(12,537)	66,697

Equity in losses of unconsolidated affiliates	7,113	4,651

Provision for losses on accounts receivable	3,789	7,411

Minority interest in losses of subsidiaries	(2,750)	(12,041)

Other	743	—

Change in assets and liabilities:

Accounts receivable	(7,473)	(3,880)

Subscriber unit and accessory inventory	(708)	10,590

Prepaid expenses and other	(544)	4,121

Accounts payable, accrued expenses and other	37,526	(19,558)

Net cash used in operating activities	(15,711)	(52,091)

Cash flows from investing activities

Capital expenditures	(70,690)	(43,326)

Investments in and advances to affiliates and other	(1,058)	(11,040)

Net cash used in investing activities	(71,748)	(54,366)

Cash flows from financing activities

Borrowings under long-term credit facilities	59,550	107,924

Repayments of long-term debt	(348)	(7,623)

Capital contributions from minority stockholders	3,249	4,349

Repayments to parent, net	(2,864)	—

Exercise of stock options	182	99

Net cash provided by financing activities	59,769	104,749

Effect of exchange rate changes on cash and cash equivalents	1,180	(10,379)

Net decrease in cash and cash equivalents	(26,510)	(12,087)

Cash and cash equivalents, beginning of period	100,028	121,116

Cash and cash equivalents, end of period	$73,518	$109,029

Supplemental disclosure of cash flow information

Cash paid for interest	$10,160	$1,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1  Basis of Presentation.

      As used in these condensed consolidated financial statements, references to “Nextel International,” “we,” “our” or “us” are intended to include Nextel International, Inc. and its consolidated subsidiaries. Nextel International is an indirect, substantially wholly owned subsidiary of Nextel Communications, Inc. Unless the context requires otherwise, references to Nextel Communications refer to Nextel Communications, Inc. and its consolidated subsidiaries.

      Our unaudited condensed consolidated financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are necessary for a fair presentation of the results for the interim periods. All adjustments made were normal recurring accruals.

      You should read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 1999. You should not expect results of operations of interim periods to be an indication of the results for a full year.

      Restricted Cash and Cash Equivalents. Some of our subsidiaries held cash and cash equivalents of $22.4 million as of March 31, 2000 and $6.2 million as of December 31, 1999, that were not available to fund any of the cash needs of Nextel International, Inc. or any of its other subsidiaries due to restrictions contained in some of our debt agreements.

      Supplemental Cash Flow Information.

	Three Months Ended
	March 31,

	2000	1999

	(in thousands)

Capital expenditures

Cash paid for capital expenditures	$70,690	$43,326

Increase in capital expenditures accrued and unpaid or financed	44,868	5,301

	$115,558	$48,627

Interest costs

Interest expense	$52,715	$38,694

Interest capitalized	908	2,075

	$53,623	$40,769

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Digital Subscriber Unit and Accessory Sales and Related Costs. The loss generated from the sale of subscriber units used in our digital enhanced specialized mobile radio, referred to as ESMR, networks primarily results from our subsidy of digital subscriber units and accessories and represents marketing costs. Consolidated digital subscriber unit and accessory sales and the related cost of sales, including current period order fulfillment and installation related expenses, and write downs of digital subscriber unit inventory and related accessories for shrinkage and obsolescence, are classified within selling, general and administrative expenses as follows (in thousands):

	Three Months Ended
	March 31,

	2000	1999

Subscriber unit and accessory sales	$6,609	$6,159

Cost of subscriber unit and accessory sales	19,303	12,308

	$(12,694)	$(6,149)

      New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments, including some derivatives embedded in other contracts, and for hedging activities, by requiring that all derivatives be recognized on the balance sheet and measured at fair value. In June 1999, the FASB issued SFAS 137, “Deferral of the Effective Date of FASB Statement No. 133 — an Amendment of FASB Statement No. 133,” which deferred the effective date for us until January 1, 2001. We are in the process of evaluating the potential impact of this standard on our financial position and results of operations.

      Reclassifications. Certain prior period amounts have been reclassified to conform to our current year presentation.

Note 2  Significant Transactions and Developments.

      Japan. Effective March 23, 2000, as a consequence of capital contributions made to Nexnet Co. Ltd., an entity organized under the laws of Japan, by certain of its shareholders to supply funds that Nichimen Corporation was required but declined to contribute, Nichimen transferred a portion of its shares of Nexnet stock to the contributing shareholders, including Nextel International. Additionally, on March 30, 2000, we executed a stock purchase and option agreement with Nichimen, whereby we purchased additional shares of stock in Nexnet, for a purchase price of $0.4 million. We were also granted an option, exercisable at any time prior to March 31, 2001, to purchase any or all of the remaining Nexnet shares of stock owned by Nichimen. The exercise price of this option will be determined based on the per share paid-in capital valuation at the time of the purchase. As a result of the additional shares we acquired, our equity ownership interest in Nexnet has increased from about 21% to about 32%.

      Purchase of Motorola International’s Common Equity Shares in Companies in Brazil, Peru and Chile. On March 31, 2000, we entered into a term sheet agreement with Motorola International Development Corporation regarding the terms and conditions under which we would purchase, for about $77.6 million in cash, all of Motorola International’s shares in the following companies:

•	Nextel del Peru, S.A., referred to as Nextel Peru;

•	Nextel S.A. (Brazil); and

•	three analog specialized mobile radio, referred to as SMR, companies wholly owned by Motorola International and operating in Chile.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Consummation of the transactions contemplated by this term sheet agreement is subject to various conditions, including receipt of all necessary governmental and regulatory approvals. If we complete these transactions, we will increase our equity ownership interest in Nextel Peru from about 64% to about 95% and in Nextel Telecomunicações, Ltda., referred to as Nextel Brazil, through Nextel S.A., from about 88% to about 92%. We cannot predict whether or when we and Motorola International will enter into any definitive agreements for the purchase of these shares or whether or when consummation of any of those contemplated purchases might occur.

Note 3  Long-Term Debt.

	March 31,	December 31,
	2000	1999

	(in thousands)

13.0% Senior Redeemable Discount Notes due 2007, net of unamortized discount of $229,576 and $252,323	$721,887	$699,140

12.125% Senior Serial Redeemable Discount Notes due 2008 , net of unamortized discount of $219,539 and $234,280	510,461	495,720

International Motorola Financing Facility	151,625	139,146

International Motorola Incremental Facility	56,650	—

Brazil Motorola Financing Facility	103,757	103,757

Argentina Credit Facility	100,000	100,000

Motorola Argentina Incremental Facility	11,230	8,330

Other	2,054	2,403

	1,657,664	1,548,496

Less current portion	(34,061)	(33,739)

	$1,623,603	$1,514,757

      International Motorola Incremental Facility. On December 16, 1999, along with Nextel Communications, we entered into an agreement with Motorola Credit Corporation, under which Motorola Credit committed to provide up to $56.6 million in incremental term loans to us for working capital purposes. Loans under this facility mature December 31, 2001 and bear interest payable semiannually at variable rates based upon either the U.S. prime rate or the London Interbank Offered Rate, referred to as LIBOR. Loans under this facility are secured by a pledge of all of our shares of stock of Clearnet Communications, Inc, a publicly traded Canadian wireless communications company. On January 6, 2000, we borrowed the full $56.6 million available under this facility.

Note 4  Contingencies.

      See Item 2.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations — C.  Post First Quarter Transactions and Developments” and Part II, Item 1.  “Legal Proceedings” for a discussion of certain lawsuits and other legal matters.

Note 5  Segment Reporting.

      We operate in four reportable segments 1) Brazil, 2) Argentina, 3) Mexico and 4) Peru. The operations of our corporate entities, which hold equity investments in the Philippines and Japan, are included in the Corporate and Other segment below.

      Our segments reflect our geographic focus and are defined as separately reportable operating segments immediately after we obtain a controlling interest in the entity. We evaluate performance of these segments

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and allocate resources to them based on losses before interest, taxes, depreciation and amortization and other non-recurring charges, referred to as EBITDA. Intercompany eliminations have been included in Corporate and Other.

					Corporate
	Brazil	Argentina	Mexico	Peru	and Other	Consolidated

	(in thousands)

For the Three Months Ended March 31, 2000

Operating revenues	$14,837	$14,236	$15,181	$2,921	$—	$47,175

EBITDA	$(13,329)	$(2,919)	$(7,517)	$(3,847)	$(6,435)	$(34,047)

Depreciation and amortization	10,330	11,502	7,241	1,989	1,439	32,501

Interest expense	(4,513)	(3,760)	—	(387)	(44,055)	(52,715)

Interest income	41	28	66	50	163	348

Equity in losses of unconsolidated affiliates	—	—	—	—	(7,113)	(7,113)

Foreign currency transaction gains (losses)	11,943	—	503	98	(7)	12,537

Minority interest in losses of subsidiaries	817	—	—	1,933	—	2,750

Other, net	47	(341)	61	196	(327)	(364)

Loss before income tax benefit	$(15,324)	$(18,494)	$(14,128)	$(3,946)	$(59,213)	$(111,105)

Capital expenditures	$51,226	$21,785	$27,959	$14,172	$416	$115,558

As of March 31, 2000

Property, plant and equipment, net	$267,944	$138,001	$156,011	$67,225	$12,294	$641,475

Identifiable assets	$480,405	$253,227	$428,790	$93,190	$566,711	$1,822,323

For the Three Months Ended March 31, 1999

Operating revenues	$8,552	$7,010	$3,841	$458	$—	$19,861

EBITDA	$(21,064)	$(10,217)	$(8,438)	$(3,134)	$(3,137)	$(45,990)

Depreciation and amortization	8,684	6,422	5,947	597	1,764	23,414

Interest expense	(1,679)	(1,989)	(319)	—	(34,707)	(38,694)

Interest income	419	35	62	57	965	1,538

Equity in losses of unconsolidated affiliates	—	—	—	—	(4,651)	(4,651)

Foreign currency transaction losses	(63,615)	—	(841)	(600)	(1,641)	(66,697)

Minority interest in losses of subsidiaries	10,888	—	—	1,153	—	12,041

Other, net	10	280	673	68	(167)	864

Loss before income tax benefit	$(83,725)	$(18,313)	$(14,810)	$(3,053)	$(45,102)	$(165,003)

Capital expenditures	$13,151	$17,760	$12,303	$4,503	$910	$48,627

As of December 31, 1999

Property, plant and equipment, net	$200,216	$130,428	$131,320	$54,956	$22,535	$539,455

Identifiable assets	$403,291	$248,959	$410,510	$80,444	$538,588	$1,681,792

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6  Subsequent Events.

      Shanghai, Peoples Republic of China Negotiations. On March 17, 2000, Shanghai CCT-McCaw Telecommunications Systems Co., Ltd., a joint venture in which we own a 30.0% interest, signed an agreement with China United Telecommunications Corporation, referred to as Unicom, terminating our cooperation agreement. On April 1, 2000, in connection with the termination, Shanghai CCT McCaw received about $61.3 million based on the exchange rate in effect on April 1, 2000, and warrants to purchase shares of Unicom common stock. The warrants have an independently assessed value on April 1, 2000 of $3.0 million, exercisable during the period commencing 181 days after the initial public offering of Unicom common stock and ending on the one year anniversary of the initial public offering. We are currently working with the other shareholders of the joint venture to arrange repayment of existing shareholder loans, reimbursement of expenses incurred by the shareholders related to their investments in Shanghai CCT McCaw and final liquidation of the joint venture. Any funds remaining after payment of existing obligations will be distributed among the shareholders of Shanghai CCT McCaw. The carrying value of our minority interest in Shanghai CCT McCaw was about $15.0 million as of March 31, 2000, which we expect to fully recover through a cash distribution from Shanghai CCT McCaw based on the terms of the agreement. This investment has been reclassified to prepaid expenses and other as of March 31, 2000, from investments in unconsolidated subsidiaries.

      Transactions with Parent. On April 4, 2000, we received an advance of $77.6 million from a wholly owned subsidiary of Nextel Communications in connection with the anticipated purchase of Motorola International’s common equity shares in companies in Brazil, Peru and Chile (See Note 2). Additionally, on April 7, 2000, we issued 1,500 shares of our series A exchangeable redeemable preferred stock to a wholly owned subsidiary of Nextel Communications in exchange for cash proceeds of $150.0 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A.  Overview.

      The following discussion of our condensed consolidated financial condition and results of operations for the three-month periods ended March 31, 2000 and 1999, and significant factors that could affect our prospective financial condition and results of operations, should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in Part I of this report and our 1999 Annual Report on Form 10-K.

      Through our operating subsidiaries and affiliates, we provide wireless communications services under the “Nextel™” brand name in five of the largest cities in Latin America. In addition, as of March 31, 2000, through our ownership arrangements with Nexnet, Nextel Communications Philippines, Inc. and Shanghai CCT McCaw, we provided wireless services in three of the largest cities in Asia. We are the largest SMR service provider in Brazil and Mexico, and we hold the largest SMR channel position in Argentina.

      Our primary business strategy is to serve the mobile wireless communications needs of business customers in various emerging international markets, with a particular emphasis on Latin America. We own controlling interests in wireless communications companies in Brazil, Argentina, Mexico and Peru. We also own equity interests in, and actively participate in the management of, wireless communications services companies in the Philippines and Japan. In addition, we own about 14.5% of the equity interest in Clearnet Communications, Inc. We do not actively participate in the day-to-day management or in the formulation of the business plans or policies of Clearnet. Until March 17, 2000, we also had a contractual right through a Chinese joint venture formed to construct and operate a Global System for Mobile Communications, referred as GSM, cellular network in Shanghai, Peoples Republic of China, referred to as the Shanghai GSM System, to receive 12.1% of the profits generated by the Shanghai GSM System. However, at the request of the

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

Chinese government, we terminated our participation in the Shanghai GSM System on April 1, 2000. The wireless communications services companies that we own or have interests in are referred to collectively as the Operating Companies.

      To execute our strategy, we are using our strong SMR channel position, particularly in Latin America, as well as Nextel Communications’ marketing expertise, product development skills and purchasing power, to provide integrated digital wireless services to our growing subscriber base of business customers and to expand our digital ESMR networks in our markets. We use “iDEN®,” or integrated Digital Enhanced Network technology, developed by Motorola, Inc., to provide our digital ESMR services.

      A subscriber unit is the handset device through which we deliver our services to our customers. At March 31, 2000, our Operating Companies had a total of about 1,474,400 digital subscriber units in service, and our share, based on our proportionate ownership interests in our Operating Companies, was 497,200. We currently are pursuing a number of transactions that would impact our ownership interests in our Operating Companies in Brazil, Peru and China. See “B.  First Quarter Transactions and Developments” and “C.  Post First Quarter Transactions and Developments.” If these transactions all had occurred as of March 31, 2000, our Operating Companies would have had a total of about 1,054,300 digital subscriber units in service, on a proforma basis, and our share, based on our proforma proportionate ownership interest, would have been 462,100 subscriber units in service. Assuming that the transactions that we currently are pursuing are consummated during the second quarter, we intend to report our digital subscriber unit net additions during the second quarter using the proforma first quarter ending digital subscriber units in service as the starting reference point.

B.  First Quarter Transactions and Developments.

      Management Changes. On March 24, 2000, Steven M. Shindler was appointed our Chief Executive Officer. Mr. Shindler has been a director on our board since May 1997. Mr. Shindler is also Executive Vice President and Chief Financial Officer of Nextel Communications, a position he has held since May 1996. Mr. Shindler succeeded Steven P. Dussek, who had served as our Chief Executive Officer since September 1999. On March 24, 2000, Mr. Dussek was appointed Chief Operating Officer of Nextel Communications. He continues to serve as a director on our board.

      Japan. Effective March 23, 2000, as a consequence of capital contributions made to Nexnet Co. Ltd. by certain of its shareholders to supply funds that Nichimen Corporation was required but declined to contribute, Nichimen transferred a portion of its shares of Nexnet stock to the contributing shareholders, including Nextel International. Additionally, on March 30, 2000, we executed a stock purchase and option agreement with Nichimen, whereby we purchased additional shares of stock in Nexnet, for a purchase price of $0.4 million. We were also granted an option, exercisable at any time prior to March 31, 2001, to purchase any or all of the remaining Nexnet shares of stock owned by Nichimen. The exercise price of this option will be determined based on the per share paid-in capital valuation at the time of the purchase. As a result of the additional shares we acquired, our equity ownership interest in Nexnet has increased from about 21% to about 32%.

      Purchase of Motorola International’s Common Equity Shares in Companies in Brazil, Peru and Chile. On March 31, 2000, we entered into a term sheet agreement with Motorola International Development Corporation regarding the terms and conditions under which we would purchase, for about $77.6 million in cash, all of Motorola International’s shares in the following companies:

•	Nextel Peru;

•	Nextel S.A. (Brazil); and

•	three analog SMR companies wholly owned by Motorola International and operating in Chile.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

      Consummation of the transactions contemplated by this term sheet agreement is subject to various conditions, including receipt of all necessary governmental and regulatory approvals. If we complete these transactions, we will acquire 190 SMR channels in Chile and increase our equity ownership interest in Nextel Peru from about 64% to about 95% and in Nextel Brazil, through Nextel S.A., from about 88% to about 92%. We cannot predict whether or when we and Motorola International will enter into any definitive agreements for the purchase of these shares or whether or when consummation of any of those contemplated purchases might occur.

C.  Post First Quarter Transactions and Developments.

      Shanghai, Peoples Republic of China Negotiations. On March 17, 2000, Shanghai CCT-McCaw Telecommunications Systems Co., Ltd., a joint venture in which we own a 30.0% interest, signed an agreement with Unicom terminating our cooperation agreement. On April 1, 2000, in connection with the termination, Shanghai CCT McCaw received about $61.3 million based on the exchange rate in effect on April 1, 2000, and warrants to purchase shares of Unicom common stock. The warrants have an independently assessed value on April 1, 2000 of $3.0 million, exercisable during the period commencing 181 days after the initial public offering of Unicom common stock and ending on the one year anniversary of the initial public offering. We are currently working with the other shareholders of the joint venture to arrange repayment of existing shareholder loans, reimbursement of expenses incurred by the shareholders related to their investments in Shanghai CCT McCaw and final liquidation of the joint venture. Any funds remaining after payment of existing obligations will be distributed among the shareholders of Shanghai CCT McCaw. The carrying value of our minority interest in Shanghai CCT McCaw was about $15.0 million as of March 31, 2000, which we expect to fully recover through a cash distribution from Shanghai CCT McCaw based on the terms of the agreement. This investment has been reclassified to prepaid expenses and other as of March 31, 2000, from investments in unconsolidated subsidiaries.

      Transactions with Parent. On April 4, 2000, we received an advance of $77.6 million from a wholly owned subsidiary of Nextel Communications in connection with the anticipated purchase of Motorola International’s common equity shares in companies in Brazil, Peru and Chile. See “B.  First Quarter Transactions and Developments.” Additionally, on April 7, 2000, we issued 1,500 shares of our series A exchangeable redeemable preferred stock to a wholly owned subsidiary of Nextel Communications in exchange for cash proceeds of $150.0 million.

      Brazil Regulatory Development. On April 14, 2000, Brazil’s telecommunications regulatory agency, Agencia Nacional de Telecomunicações, referred to as Anatel, amended its regulations relating to SMR services in Brazil. As a result, Brazil has opened its doors wider to competition in the telecommunications industry and particularly in the mobile wireless segment where we operate. The former regulations, set forth under Norma 14/97, imposed various restrictions that significantly limited the ability of Nextel Brazil and its affiliated companies to provide ESMR services to all potential customer groups and to be fully responsive to its customers’ demands and needs for mobile wireless communications services. In its current form, Norma 14/97 has been revised to define SMR services, including our digital ESMR services, as “telecommunication mobile services of collective interest that utilizes radiocommunication systems to provide dispatch, interconnection and any other forms of telecommunications.” This new definition produces a significant positive impact for our Brazilian ESMR operations principally by:

•	lifting restrictions on interconnection which previously required that our ESMR service be provided only to legal entities or groups of legal entities, that our ESMR service not be provided to individuals, and that all of our ESMR subscriber units must be capable of providing dispatch service;

•	lifting restrictions on the volume of interconnect traffic which previously required that the volume of traffic interconnected with the public switched telecommunications network, referred to as PSTN,

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

could not exceed one-third of the sum of intra-network traffic volume and outgoing calls interconnected to the PSTN;

•	allowing ESMR companies to provide their users with other features such as internet access;

•	confirming that ESMR networks can interconnect among themselves for dispatch services, which is the basis for long distance dispatch; and

•	granting the right to provide Calling Party Pays, referred to as CPP services.

      However, as to the right to offer CPP services, Anatel is reviewing the relevant implementing regulations and will create a numbering plan and a tariff for SMR companies. We expect the new CPP regulation to become official by September 30, 2000, and we also expect to be able to collect fees from other carriers under the CPP system for the use of our network by their customers sometime in the beginning of 2001.

      McCaw Brazil. On April 24, 2000, Telcom Ventures, LLC filed a separate complaint in chancery in the Circuit Court for the City of Alexandria, Virginia, against Nextel International, Inc. and McCaw International (Brazil), Ltd., referred to as McCaw Brazil. The suit seeks:

•	dissolution of McCaw Brazil because of alleged “oppression” of McCaw Brazil’s minority shareholders by Nextel International;

•	rescission of the issuance of some of our shares in McCaw Brazil;

•	an injunction preventing action by McCaw Brazil’s board of directors without the participation of a director appointed by, among others, Telcom Ventures and restoration of this director to the board of directors;

•	declaration of a constructive trust as to some of the McCaw Brazil shares issued to us; and

•	an accounting and other declaratory and injunctive relief.

      Although we cannot predict the outcome of this proceeding, we believe the claims against us are without merit and are largely derivative of the matters already alleged by Telcom Ventures in their answer and counterclaim to our original complaint filed in that same court seeking entry of a declaratory judgment against Telcom Ventures, and we intend to vigorously defend against them.

D.  Results of Operations.

      The following discussion compares our condensed consolidated financial condition and results of operations for the three-month periods ended March 31, 2000 and 1999, and describes significant factors that could affect our prospective financial condition and results of operations.

      Historical results may not indicate future performance. See “G. Our Forward Looking Statements are Subject to a Variety of Factors that Could Cause Actual Results to Differ Materially From Current Beliefs.”

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

      1.  Operating Revenues.

      Operating revenues include service revenues, which consist primarily of charges for airtime usage and monthly network access fees from providing mobile wireless services.

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	March 31,	Operating	March 31,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

	(dollars in thousands)

Operating revenues	$47,175	100.0%	$19,861	100.0%	$27,314	137.5%

Brazil	14,837	31.4%	8,552	43.1%	6,285	73.5%

Argentina	14,236	30.2%	7,010	35.3%	7,226	103.1%

Mexico	15,181	32.2%	3,841	19.3%	11,340	295.2%

Peru	2,921	6.2%	458	2.3%	2,463	NM
NM-Not Meaningful

      Operating revenues increased primarily due to growth in the number of our digital subscriber units in service and higher average monthly revenue per digital subscriber unit. The growth in the number of digital subscribers units in service of our consolidated subsidiaries from about 134,600 at March 31, 1999 to about 359,400 at March 31, 2000 is the result of a number of factors, principally:

•	the introduction of new products and services;

•	the increased number of indirect distribution channels;

•	the expansion of coverage in existing markets;

•	a continued emphasis on increasing brand awareness, primarily through increased advertising; and

•	the launch of digital interconnect ESMR service in Peru during June 1999. Prior to June 1999, only two-way radio digital dispatch service was available from Nextel Peru, and the potential customer base expanded significantly with the addition of interconnect service.

      The higher average monthly revenue per digital subscriber unit is the result of a number of factors, principally:

•	the establishment of the calling party pays program in Argentina, resulting in additional revenue via fees paid by non-subscribers placing calls to our subscribers in Argentina;

•	the introduction of digital interconnect ESMR service in Peru during June 1999, which has generated higher revenues per digital subscriber unit than the two-way radio digital dispatch service previously available; and

•	a shift in our customer use patterns away from use of digital two-way radio only to full use of our integrated services, with a corresponding increase in number of minutes of use of our digital services.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

      2.  Cost of Revenues.

      Cost of revenues consists primarily of network operating costs, including site rent and utilities, and interconnection fees assessed by local exchange carriers.

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	March 31,	Operating	March 31,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

	(dollars in thousands)

Cost of revenues	$13,962	29.6%	$8,966	45.1%	$4,996	55.7%

Brazil	4,549	9.6%	3,328	16.7%	1,221	36.7%

Argentina	4,039	8.6%	2,964	14.9%	1,075	36.3%

Mexico	4,369	9.3%	2,515	12.7%	1,854	73.7%

Peru	1,005	2.1%	159	0.8%	846	NM
NM-Not Meaningful

      The increase in cost of revenues is primarily attributable to interconnect costs on higher minutes of use and increased site lease costs and utilities that we incurred due to about a 57.4% increase in the number of cell sites we placed in service from March 31, 1999 to March 31, 2000.

      3.  Selling, General and Administrative Expenses.

					Increase/
		% of		% of	(Decrease) from
		Consolidated		Consolidated	Previous Year
	March 31,	Operating	March 31,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

	(dollars in thousands)

Selling, general and administrative	$67,260	142.6%	$56,885	286.5%	$10,375	18.2%

Selling and marketing	40,007	84.8%	24,142	121.6%	15,865	65.7%

General and administrative	27,253	57.8%	32,743	164.9%	(5,490)	(16.8)%

      The increase in selling and marketing expenses primarily reflects increased costs incurred in connection with higher consolidated sales of digital subscriber units across all of our reportable segments during the three months ended March 31, 2000, including:

•	$8.2 million of additional advertising costs;

•	$6.5 million of increased losses (subsidy) generated from increased sales of digital subscriber units and related accessories; and

•	$1.2 million of increased commissions earned by employees, indirect dealers and distributors as a result of increased digital subscriber unit sales.

      The decrease in general and administrative expenses during the three months ended March 31, 2000 is due primarily to a reduction of bad debt expense due to increased focus on collection activities.

      4.  Depreciation and Amortization.

					Increase
		% of		% of	(Decrease) from
		Consolidated		Consolidated	Previous Year
	March 31,	Operating	March 31,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

	(dollars in thousands)

Depreciation and amortization	$32,501	68.9%	$23,414	117.9%	$9,087	38.8%

Depreciation	26,110	55.4%	16,788	84.5%	9,322	55.5%

Amortization	6,391	13.5%	6,626	33.4%	(235)	(3.5)%

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

      Depreciation and amortization increased primarily due to increased depreciation as a result of placing additional cell sites into service in existing markets to improve and enhance coverage of our digital ESMR networks. System assets relating to the development and expansion of our digital ESMR networks represent the largest portion of our capital expenditures during the period. Depreciation begins when system assets are placed into service in the relevant markets.

      5.  Segment Losses, Interest Expense, Interest Income and Other.

					Increase/
		% of		% of	(Decrease) from
		Consolidated		Consolidated	Previous Year
	March 31,	Operating	March 31,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

	(dollars in thousands)

Segment losses	$34,047	72.2%	$45,990	231.6%	$(11,943)	(26.0)%

Brazil	13,329	28.3%	21,064	106.1%	(7,735)	(36.7)%

Argentina	2,919	6.2%	10,217	51.4%	(7,298)	(71.4)%

Mexico	7,517	15.9%	8,438	42.5%	(921)	(10.9)%

Peru	3,847	8.2%	3,134	15.8%	713	22.8%

Corporate and other	6,435	13.6%	3,137	15.8%	3,298	105.1%

Interest expense	52,715	111.7%	38,694	194.8%	14,021	36.2%

Interest income	348	0.7%	1,538	7.7%	(1,190)	(77.4)%

Equity in losses of unconsolidated affiliates	7,113	15.1%	4,651	23.4%	2,462	52.9%

Foreign currency transaction gains (losses)	12,537	26.6%	(66,697)	(335.8)%	79,234	118.8%

Minority interest in losses of subsidiaries	2,750	5.8%	12,041	60.6%	(9,291)	(77.2)%

Net loss	110,893	235.1%	165,282	832.2%	(54,389)	(32.9)%

      We define segment losses as earnings before interest, taxes, depreciation and amortization and other non-recurring charges. We incurred segment losses across all of our consolidated subsidiaries during the three months ended March 31, 2000 and 1999. We expect these segment losses to continue for the next several years while we expand our digital ESMR networks and business activities, grow our subscriber base and strengthen the support systems necessary to service our growing number of subscribers.

      The increase in interest expense resulted from higher levels of outstanding debt drawn primarily to finance our current expansion and improvement of digital ESMR network coverage in our Latin American markets.

      The decrease in interest income is primarily due to lower average outstanding cash balances.

      The increase in equity in losses of unconsolidated affiliates is attributable to increased operating losses incurred by Nextel Communications Philippines, Inc. and Nexnet.

      The increase in foreign currency transaction gains (losses) is attributable primarily to the strengthening of the Brazilian real since its devaluation during the first quarter of 1999.

      The decrease in minority interest in losses of subsidiaries is attributable primarily to a reduction in the minority shareholders’ percentage share of decreasing operating losses recorded in Nextel Brazil, offset by an increase of operating losses of Nextel Peru.

E.  Liquidity and Capital Resources

      We incurred net losses of $110.9 million during the first quarter of 2000 and $165.3 million during the first quarter of 1999. The operating expenses and capital expenditures associated with developing, enhancing

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

and operating our digital ESMR networks have more than offset our operating revenues. Our operating expenses, debt service obligations and anticipated capital expenditures are expected to continue to more than offset operating revenues for the next several years. We have consistently used external sources of funds, primarily from debt incurrences and from the issuance of our series A exchangeable redeemable preferred stock to a wholly-owned subsidiary of Nextel Communications, to fund operations, capital expenditures, acquisitions and other nonoperating needs. For the remainder of 2000, we anticipate that our funding needs will be met by utilization of a similar variety of financing sources, including vendor and bank financing, potential issuance of public or private securities, and, if necessary and available, potential debt or equity financing from Nextel Communications.

      Cash Flows

      Net cash used in operating activities of $15.7 million for the three months ended March 31, 2000 decreased by $36.4 million compared to net cash used in operating activities of $52.1 million for the three months ended March 31, 1999. The decrease from the same period in 1999 is due primarily to purchase agreements executed with Motorola during the second quarter of 1999, which provide that we may make deferred cash payments, subject to certain aggregate and per country deferred payment limit amounts, for subscriber units. Additionally, during the first quarter of 1999, current liabilities were reduced by cash proceeds from draws under the International Motorola Financing Facility.

      Capital expenditures to fund the continued expansion and enhancement of our digital ESMR networks continue to represent the largest use of our funds for investing activities. Cash payments for capital expenditures increased $27.4 million from $43.3 million for the three months ended March 31, 1999 to $70.7 million for the three months ended March 31, 2000. The increase in capital expenditures is part of our strategy to focus on aggressive expansion and improvement of digital ESMR network coverage in our Latin American markets. Investments in and advances to affiliates and other have decreased from $11.0 million for the three months ended March 31, 1999 to $1.1 million for the three months ended March 31, 2000, primarily reflecting reduced investment activity in the Philippines.

      Net cash provided by financing activities for the three months ended March 31, 2000 consists primarily of $59.6 million from borrowings under vendor credit facilities, plus $3.2 million in contributions from minority stockholders of our majority owned consolidated subsidiaries, offset by net repayments of $2.9 million to our parent company, a wholly owned subsidiary of Nextel Communications.

F.  Future Capital Needs and Resources.

      Our strategy is focused on aggressive expansion and improvement of digital ESMR coverage in our Latin American markets, expansion into new markets and continued support as appropriate in light of perceived future prospects of our investments in Asia. Our business plan, which has been developed based on this strategy, is designed to improve subscriber unit growth, revenues and other key financial performance measurements. We have already begun to take the actions necessary to achieve the business plan. These actions include:

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

      Our 2000 operating plan has been developed in anticipation of the continuing acceleration of the growth, and continuing improvements in the financial and operating performance, of our digital ESMR networks. Accordingly, we expect that anticipated cash expenditures during the remainder of 2000 will be focused on the following items:

•	capital expenditures to expand and improve digital ESMR network coverage in existing or targeted future markets, primarily in Latin America;

•	acquisition of additional spectrum to support entry into new digital ESMR network markets and/or to support increased network capacity and reduce future network construction expenditures in our existing digital ESMR markets;

•	debt service requirements;

•	capital contributions to support and develop our minority investment positions in Asia as appropriate in light of perceived future prospects; and

•	working capital requirements associated with our expanding operations in our existing and targeted future markets.

      Taking into consideration our planned cash needs based on our business plan, we believe that we will be able to fully fund operations through the remainder of calendar year 2000. In making this assessment we have considered the increase in our cash needs attributable to the pending transactions with Motorola International, including the future reductions in capital contributions from Motorola as a minority owner in our consolidated subsidiaries in Peru and Brazil, and the anticipated receipt of cash representing return of our investment in the Shanghai GSM System. See “B. First Quarter Transactions and Developments” and “C. Post First Quarter Transactions and Developments.” This conclusion is premised on the anticipated availability of funds from the following sources as of March 31, 2000 and thereafter:

•	consolidated cash and cash equivalents on hand of about $73.5 million;

•	unused borrowings of up to the full $73.4 million remaining under the agreement with Motorola Credit to provide $225.0 million of secured term loan financing;

•	unused borrowings of up to the full $21.2 million remaining under the $125.0 million equipment financing agreement between McCaw Brazil and Motorola Credit;

•	unused borrowings of up to the full $38.8 million remaining under the incremental financing facility entered into between Nextel Argentina S.R.L. and Motorola Credit;

•	continuation for the balance of 2000 of arrangements providing extended financing terms for purchases of subscriber units under agreements with Motorola;

•	potential private and/or public issuance of securities, or sales of marketable securities, by us or our subsidiaries; and

•	potential issuance of additional preferred stock or other equity or debt securities, to a wholly owned subsidiary of Nextel Communications.

      We have had and may in the future have discussions with third parties regarding potential acquisitions of and/or equity investments in those third parties or wireless communications businesses or assets owned by them. Consideration of these potential acquisitions and/or investments is part of our proactive approach to expanding coverage in our principal target markets in Latin America and also could represent financially attractive or strategically desirable investment opportunities elsewhere. At this time, other than the existing

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

arrangements that have been consummated and/or are disclosed in this quarterly report, we have no legally binding commitments or understandings with any third parties that would require us to purchase an interest in or otherwise make any investment in or financial commitment to any new ventures. Our current expectation of cash needs and anticipated availability of related required funding during the year 2000 do not reflect the impact of any potential acquisitions or investments that may occur other than those set forth above. Any potential acquisitions or investments could involve significant additional funding needs in excess of those sources that we currently anticipate to be available, and thus could require us to raise additional equity or debt funding to successfully pursue, consummate and realize the potential benefits of those potential acquisitions or investments.

      If our business plans change, if economic conditions in any of our markets or competitive practices in the mobile wireless telecommunications industry, especially in Latin America, change materially from those currently prevailing or from those now anticipated to exist during the year 2000, or if other presently unexpected circumstances are encountered that have a material effect on the cash flow and/or profitability of our mobile wireless business, our anticipated cash needs as well as our conclusions as to the adequacy of our available sources could change significantly. We have been and will continue to be sensitive to abrupt changes in the financial markets and the business environments in those countries where we have operations, and will attempt to adjust our operating and financing plans accordingly.

      The availability of borrowings under our financing agreements is subject to specified conditions and limitations, and we cannot provide assurance that those conditions will be met at the times that we need to access borrowings under the relevant facilities. The terms of our financing agreements also require us at specified times to maintain compliance with various operating and financial covenants or ratios, which may become more stringent over time. Any failure to meet these covenants or ratios could have adverse effects on us and our ability to implement our current business plan, such as making future borrowings under those agreements unavailable or requiring repayment of amounts previously borrowed under those agreements in advance of their currently scheduled maturities. In addition, our capital needs and our ability to adequately address those needs through existing or any future potential debt or equity funding sources are subject to a variety of factors that cannot presently be predicted with certainty, including, for example, the commercial success of our digital ESMR networks, the amount and timing of our capital expenditures and operating losses and the volatility and demand of the debt and equity markets.

      Although we have received $150.0 million in additional equity funding from a wholly owned subsidiary of Nextel Communications on April 7, 2000, and we anticipate that we will be able to call upon Nextel Communications to provide us with significant additional financial support during 2000, if we are unable to obtain necessary funding from other sources, there can be no assurance that any specific amount or type of financing will be provided. Nextel Communications has no legal obligation to make any additional equity investments or to otherwise advance any other funds to us. In addition to the absence of any legal obligation of Nextel Communications to provide funding to us, some of the agreements to which Nextel Communications currently is a party restrict the amount available to Nextel Communications and its relevant subsidiaries for specified purposes, including investments in and advances to us. To the extent we are unable, for any reason, to obtain sufficient funding from Nextel Communications, we cannot provide assurance whether or on what terms adequate replacement funding might be available from any other source. If we are unable to obtain additional capital, or to obtain it on acceptable terms and in a timely manner, we would attempt to take appropriate responsive actions to tailor our activities to our available financing, including making revisions to our business plan to accommodate the reduced funding. See “G. Our Forward Looking Statements Are Subject to a Variety of Factors that Could Cause Actual Results to Differ Materially From Current Beliefs.”

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

G.	Our Forward Looking Statements Are Subject to a Variety of Factors that Could Cause Actual Results to Differ Materially from Current Beliefs.

      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. A number of the statements made in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are not historical or current facts, but deal with potential future circumstances and developments. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy that involve risks and uncertainties. We warn you that these forward-looking statements are only predictions, which are subject to risks and uncertainties, including financial variations, changes in the regulatory environment, industry growth and trend predictions. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operations and results of our wireless communications business also may be subject to the effect of other risks and uncertainties in addition to the other qualifying factors identified in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, including, but not limited to:

•	general economic conditions in Latin America and Asia and in the market segments that we are targeting for our digital ESMR network;

•	the availability of adequate quantities of system network and subscriber equipment and components to meet our service deployment and marketing plans and customer demand;

•	potential currency devaluations in countries in which our Operating Companies conduct business;

•	the accuracy of our estimates of the impact of foreign exchange volatility in our markets as compared to the U.S. dollar;

•	substantive terms of any international financial aid package that may be made available to any country in which our Operating Companies conduct business;

•	future legislation or regulatory actions relating to SMR or ESMR services, other wireless communication services or telecommunications generally;

•	the impact that economic conditions in Latin America and Asia, as well as other market conditions may have on the volatility and availability of equity and debt financing in domestic and international capital markets;

•	the success of efforts to improve and satisfactorily address any issues relating to our digital ESMR network performance;

•	the continued successful performance of the technology being deployed in our various market areas;

•	market acceptance of our new service offerings, including Nextel Worldwide;

•	the ability to achieve and maintain market penetration and average subscriber revenue levels sufficient to provide financial viability to our digital ESMR network business;

•	our ability to timely and successfully accomplish required scale-up of our billing, collection, customer care and similar back-room operations to keep pace with anticipated customer growth, increased system usage rates and growth in levels of accounts receivables being generated by the digital ESMR network customer base;

•	access to sufficient debt or equity capital to meet our operating and financial needs;

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular and PCS services; and

•	other risks and uncertainties described from time to time in our reports and registration statements filed with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

      We finance a portion of our operations through senior discount notes and bank and vendor credit facilities. These financial instruments expose us to market risks, including interest rate risk and foreign currency exchange risk. Our U.S. dollar denominated borrowings and vendor equipment financing account for about 90% of our cross currency exposure. The tenor of available hedging products is generally short-term and does not match our long-term capital flows. We are also exposed to interest rate risk due to fluctuations in the U.S. prime rate and LIBOR. These rates are used to determine the variable rates of interest that are applicable to borrowings under our bank and vendor credit facilities.

      Our debt is denominated in U.S. dollars, while our operating revenues are denominated in foreign currencies. Fluctuations in exchange rates relative to the U.S. dollar, primarily those related to the Brazilian real, Mexican peso and Argentine peso, expose us to significant foreign exchange risk. We attempt to protect our revenues and earnings from foreign currency exchange risks by periodically adjusting prices in local currencies.

      We hold an available-for-sale investment in the common stock of Clearnet, a publicly traded company, which had a fair value of $344.9 million at March 31, 2000. We report our investment at its market value in our financial statements. Negative fluctuations in the stock price of Clearnet expose us to equity price risks. A 10% decline in the stock price would result in a $34.5 million decrease in the fair value of our investment in Clearnet.

      The table below summarizes our sensitivity to market risks associated with fluctuations in foreign currency exchange and interest rates. The table presents principal cash flows by year of maturity for our fixed and variable rate debt obligations. Fair values are determined based on quoted market prices for senior discount notes and carrying value for the bank and vendor credit facilities at March 31, 2000.

      Descriptions of our senior discount notes and bank and vendor credit facilities are contained in Note 7 to the consolidated financial statements in our 1999 Annual Report on Form 10-K and should be read in conjunction with the following table. The change in the total and fair values of our long-term debt as compared to December 31, 1999 reflects additional borrowings under the existing bank and vendor credit facilities and the changes in the applicable market conditions.

	Year of Maturity

	2000	2001	2002	2003	2004	Thereafter	Total	Fair value

	(U.S. dollars in thousands)

Long-Term Debt:

Fixed Rate	$713	$951	$502	$—	$—	$1,681,463	$1,683,629	$1,118,296

Average Interest Rate	14.5%	14.5%	14.5%	—	—	12.6%	12.6%

Variable Rate	33,111	140,026	93,752	93,752	62,622	—	423,263	423,263

Average Interest Rate	10.8%	11.3%	10.9%	10.9%	11.2%	—	11.1%

PART II

Item 1.  Legal Proceedings.

      We and/or our Operating Companies are involved in certain legal proceedings that are described in our 1999 Annual Report on Form 10-K. During the three months ended March 31, 2000, there were no material changes in the status of or developments regarding such legal proceedings.

Item 6.  Exhibits and Reports on Form 8-K.

      (a)  List of Exhibits.

Exhibit
Number	Exhibit Description

27*	Financial Data Schedule.

*	Submitted only with the electronic filing of this document with the Securities and Exchange Commission pursuant to Regulation S-T under the Securities Act.

      (b)  Reports on Form 8-K.

           We did not file a Current Report on Form 8-K during the quarter ended March 31, 2000.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTEL INTERNATIONAL, INC.

By:	/s/ BYRON R. SILIEZAR

Date: May 15, 2000

Byron R. Siliezar

Vice President and Chief Financial Officer

Exhibit Index

Exhibit
Number	Exhibit Description

27*	Financial Data Schedule.

*	Submitted only with the electronic filing of this document with the Securities and Commission pursuant to Regulation S-T under the Securities Act.