Form 10-Q
period 2000-06-30
NEXTEL INTERNATIONAL INC
filed 2000-08-14
CIK 1037016

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000
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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Number of Shares Outstanding
Title of Class	on July 31, 2000

Common Stock, no par value	180,683,155

INDEX
PART I -- FINANCIAL INFORMATION.
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PART II -- OTHER INFORMATION.
SIGNATURE
Exhibit Index
Article of Amendment
Restated Cert. of Incorp.
Third Amend. to Master Equipment Agree.
Secured Loan Agreement
First Amend. to Secured Loan Agreement
Second Amended Restated Right of First Opportunity
Incentive Equity Plan
Amended & Restated Equip Financing Plan
Amend. 5 Between Lenders
Amend.1 to Amended Capital Sub Agreement
Financial Data Schedule

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION.

Item 1.  Financial Statements — Unaudited.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2000 and December 31, 1999
(in thousands)
Unaudited

	2000	1999

ASSETS

Current assets

Cash and cash equivalents, of which $10,487 and $6,179 is restricted	$267,435	$100,028

Short-term investments	29,949	—

Accounts receivable, less allowance for doubtful accounts of $14,143 and $8,815	36,127	23,041

Subscriber unit and accessory inventory	25,500	16,185

Prepaid expenses and other	41,808	21,868

Total current assets	400,819	161,122

Property, plant and equipment, net of accumulated depreciation of $141,105 and $95,449	755,229	539,455

Investments in unconsolidated affiliates, less equity in net losses of $63,413 and $46,129	350,084	428,971

Intangible assets, net of accumulated amortization of $66,934 and $61,105	505,675	454,657

Other assets	112,203	97,587

	$2,124,010	$1,681,792

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable	$62,209	$44,210

Accrued expenses and other	74,873	61,448

Accrued interest	4,476	15,423

Due to related party	119,060	15,778

Due to parent	7,261	8,847

Current portion of long-term debt	67,098	33,739

Total current liabilities	334,977	179,445

Long-term debt	1,666,634	1,514,757

Deferred income taxes	126,570	141,943

Total liabilities	2,128,181	1,836,145

Contingencies (Note 4)

Minority interest	—	25,237

Stockholders’ deficit

Series A exchangeable redeemable preferred stock, 2 shares and 3 shares issued and outstanding, accreted liquidation preference of $215,081 and $337,737	215,000	298,886

Common stock, 180,691 and 146,893 shares issued and outstanding	927,693	399,401

Accumulated deficit	(1,100,900)	(859,970)

Accumulated other comprehensive loss	(45,964)	(17,907)

Total stockholders’ deficit	(4,171)	(179,590)

	$2,124,010	$1,681,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Six and Three Months Ended June 30, 2000 and 1999
(in thousands, except per share amounts)
Unaudited

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

Operating revenues	$110,800	$41,760	$63,625	$21,899

Operating expenses

Cost of revenues	29,652	18,072	15,690	9,106

Selling, general and administrative	148,650	116,222	81,390	59,337

Depreciation and amortization	65,183	51,882	32,682	28,468

	243,485	186,176	129,762	96,911

Operating loss	(132,685)	(144,416)	(66,137)	(75,012)

Other income (expense)

Interest expense	(106,660)	(82,220)	(53,945)	(43,526)

Interest income	5,547	2,827	5,199	1,289

Equity in losses of unconsolidated affiliates	(17,284)	(11,520)	(10,171)	(6,869)

Foreign currency transaction gains (losses), net	5,922	(45,864)	(6,615)	20,833

Minority interest in losses of subsidiaries	6,504	13,299	3,754	1,258

Other, net	(1,906)	325	(1,542)	(539)

	(107,877)	(123,153)	(63,320)	(27,554)

Loss before income tax provision	(240,562)	(267,569)	(129,457)	(102,566)

Income tax provision	(368)	(439)	(580)	(160)

Net loss	(240,930)	(268,008)	(130,037)	(102,726)

Accretion of series A redeemable preferred stock to value of liquidation preference (Note 2)	(61,334)	—	(61,334)	—

Loss attributable to common stockholders	$(302,264)	$(268,008)	$(191,371)	$(102,726)

Loss per share attributable to common stockholders, basic and diluted	$(2.01)	$(1.83)	$(1.24)	$(0.70)

Weighted average number of common shares outstanding	150,422	146,130	153,942	146,163

Comprehensive loss, net of income tax

Net loss	$(240,930)	$(268,008)	$(130,037)	$(102,726)

Unrealized (loss) gain on available-for-sale securities	(35,975)	42,087	(73,055)	1,956

Foreign currency translation adjustment	7,918	(110,079)	(10,920)	29,018

Comprehensive loss	$(268,987)	$(336,000)	$(214,012)	$(71,752)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Six Months Ended June 30, 2000
(in thousands)
Unaudited

						Accumulated Other
						Comprehensive
						Income (Loss)
	Series A
	Preferred Stock		Common Stock			Unrealized	Cumulative
					Accumulated	Gain (Loss) on	Translation
	Shares	Amount	Shares	Amount	Deficit	Investments	Adjustment	Total

Balance, January 1, 2000	3	$298,886	146,893	$399,401	$(859,970)	$119,682	$(137,589)	$(179,590)

Net loss					(240,930)			(240,930)

Unrealized loss on available-for-sale securities, net of income tax						(35,975)		(35,975)

Foreign currency translation adjustment							7,918	7,918

Issuance of series A redeemable preferred stock to parent	4	442,685						442,685

Issuance of common stock:

Conversion of series A redeemable preferred stock at accreted liquidation preference value	(5)	(526,571)	33,121	526,571				—

Exercise of stock options and warrants			677	1,721				1,721

Balance, June 30, 2000	2	$215,000	180,691	$927,693	$(1,100,900)	$83,707	$(129,671)	$(4,171)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2000 and 1999
(in thousands)
Unaudited

	2000	1999

Cash flows from operating activities

Net loss	$(240,930)	$(268,008)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of deferred financing costs and accretion of senior notes	71,645	65,588

Depreciation and amortization	65,183	51,882

Provision for losses on accounts receivable	8,690	22,377

Loss on write-off of assets	570	6,898

Deferred income tax provision	368	439

Equity in losses of unconsolidated affiliates	17,284	11,520

Net foreign currency transaction (gains) losses	(5,922)	45,864

Minority interest in losses of subsidiaries	(6,504)	(13,299)

Other, net	(431)	—

Change in assets and liabilities, net of effects from acquisitions:

Accounts receivable	(21,312)	(11,432)

Subscriber unit and accessory inventory	(9,310)	17,772

Other assets	(29,399)	(15,319)

Accounts payable, accrued expenses and other	48,294	(14,387)

Net cash used in operating activities	(101,774)	(100,105)

Cash flows from investing activities

Capital expenditures	(141,380)	(86,906)

Investments in consolidated subsidiaries, net of cash acquired	(80,466)	—

Purchase of short-term investments	(29,518)	—

Investments in unconsolidated affiliates and other, net	(3,619)	(29,903)

Net cash used in investing activities	(254,983)	(116,809)

Cash flows from financing activities

Proceeds from issuance of series A redeemable preferred stock to parent	442,685	100,000

Borrowings under long-term credit facilities	88,142	135,079

Repayments under long-term credit facilities	(13,240)	(7,623)

Capital contributions from minority stockholders	6,223	8,403

(Repayments to) borrowings from parent, net	(1,586)	8,809

Deferred financing costs	—	(2,609)

Exercise of stock options and warrants	1,721	110

Net cash provided by financing activities	523,945	242,169

Effect of exchange rate changes on cash and cash equivalents	219	(5,184)

Net increase in cash and cash equivalents	167,407	20,071

Cash and cash equivalents, beginning of period	100,028	121,116

Cash and cash equivalents, end of period	$267,435	$141,187

Supplemental disclosure of cash flow information

Cash paid for interest	$45,962	$2,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1.  Basis of Presentation.

      As used in these condensed consolidated financial statements, the terms “we,” “us,” “our” and “Nextel International,” refer to Nextel International, Inc. and our consolidated subsidiaries. Nextel International is an indirect, substantially wholly owned subsidiary of Nextel Communications, Inc. Unless the context requires otherwise, references to Nextel Communications refer to Nextel Communications, Inc. and its consolidated subsidiaries.

      Our unaudited condensed consolidated financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are necessary for a fair presentation of the results for interim periods. All adjustments made were normal recurring accruals.

      You should read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 1999. You should not expect results of operations of interim periods to be an indication of the results for a full year.

      Restricted Cash and Cash Equivalents. Some of our subsidiaries held cash and cash equivalents of $10.5 million as of June 30, 2000 and $6.2 million as of December 31, 1999, that were not available to fund any of the cash needs of Nextel International, Inc. or any of our other subsidiaries due to restrictions contained in some of our debt agreements.

      Short-Term Investments. Short-term investments consist of commercial paper with original maturities of greater than three months and less than one year.

      Supplemental Cash Flow Information.

	Six Months
	Ended
	June 30,

	2000	1999

	(in thousands)

Capital expenditures

Cash paid for capital expenditures	$141,380	$86,906

Change in capital expenditures accrued and unpaid or financed	111,304	5,313

	$252,684	$92,219

Interest costs

Interest expense	$106,660	$82,220

Interest capitalized	7,121	3,963

	$113,781	$86,183

      Digital Subscriber Unit and Accessory Sales and Related Costs. We deliver our wireless service through handset devices, which we refer to as subscriber units. The loss generated from the sale of subscriber units used in our digital enhanced specialized mobile radio, referred to as ESMR, networks primarily results from our subsidy of digital subscriber units and accessories and represents marketing costs. Consolidated digital subscriber unit and accessory sales and the related cost of sales, including current period order fulfillment and

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

installation related expenses, and write downs of digital subscriber unit inventory and related accessories for shrinkage and obsolescence, are classified within selling, general and administrative expenses as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

	(in thousands)

Subscriber unit and accessory sales	$16,830	$10,388	$10,221	$4,229

Cost of subscriber unit and accessory sales	45,476	23,854	26,174	11,546

	$(28,646)	$(13,466)	$(15,953)	$(7,317)

      New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which, as amended by SFAS No. 138 in June 2000, establishes accounting and reporting standards for derivative instruments, including some derivatives embedded in other contracts, and for hedging activities by requiring that all derivatives be recognized on the balance sheet and measured at fair value. In June 1999, the FASB issued SFAS No. 137, “Deferral of the Effective Date of FASB Statement No. 133 — an Amendment of FASB Statement No. 133,” which deferred the effective date for us until January 1, 2001. We are in the process of evaluating the potential impact of this statement on our financial position and results of operations.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The guidelines in SAB No. 101 must be adopted by the fourth quarter of 2000. Based on our current assessment and guidance provided to date by the Securities and Exchange Commission, we do not believe that SAB No. 101 will have a material impact on our financial position and results of operations.

      In March 2000, the FASB issued Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25,” which clarifies the application of APB Opinion No. 25 for certain issues including: (1) the definition of an employee for purposes of applying APB Opinion No. 25, (2) the criteria for determining whether a plan qualifies as a noncompensatory plan, (3) the accounting consequences of various modifications to the terms of a previously fixed stock option or award and (4) the accounting for an exchange of stock compensation awards in a business combination. Interpretation No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur either after December 15, 1998 or January 12, 2000. We do not expect the adoption of this guidance on July 1, 2000 will have a material impact on our financial position or results of operations.

      In May 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-14, “Accounting for Certain Sales Incentives,” which addresses the recognition, measurement and income classification for sales incentives offered voluntarily by vendors, without cost to consumers, as a result of a single exchange transaction. We are required to and will adopt EITF Issue No. 00-14 in the fourth quarter of 2000. We are in the process of evaluating the potential impact of this consensus on our financial position and results of operations.

      Reclassifications. Certain prior period amounts have been reclassified to conform to our current year presentation.

Note 2.  Significant Transactions and Developments.

      Increase in Ownership Interest in NEXNET. In March 2000, as a consequence of capital contributions made to our Japanese affiliate, NEXNET Co., Ltd., by some of its stockholders to supply funds that a

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stockholder was required but declined to contribute, the stockholder transferred a portion of its shares to the contributing stockholders, including us. On March 30, 2000, we purchased additional shares for about $0.4 million in cash and were granted an option, exercisable at any time prior to March 31, 2001, to purchase any or all of the remaining shares of NEXNET stock owned by the same stockholder. As a result of these share acquisitions, our equity ownership interest in NEXNET has increased from about 21% to about 32%. If we exercise the option, our equity ownership interest would increase to about 44%.

      Purchase of Common Equity Shares in Companies in Brazil, Peru and Chile. In May 2000, we purchased another stockholder’s interest in Nextel del Peru, S.A., referred to as Nextel Peru, for about $2.8 million in cash and increased our ownership from about 63% to about 69%.

      Also in May 2000, we purchased all of the equity interests of Motorola International Development Corporation, referred to as Motorola International, in Nextel Peru, which increased our ownership from about 69% to 100%. At the same time, we purchased all of Motorola International’s equity interests in our Brazilian operations, which increased our effective ownership in our Brazilian operations from about 88% to about 92%. In August 2000, we purchased the remaining 8% from the remaining minority stockholders, as described in Note 4, increasing our ownership interest in McCaw International (Brazil), Ltd., referred to as McCaw Brazil, to 100%. In May 2000, we also purchased all of Motorola International’s equity interests in three Chilean analog specialized mobile radio, referred to as SMR, companies, which were wholly owned by Motorola International. We have entered into an agreement with Motorola International to manage these three Chilean SMR companies during a transition period. The aggregate purchase price paid to Motorola International for these acquisitions in Brazil, Peru and Chile was about $77.7 million in cash.

      Shanghai, Peoples Republic of China Negotiations. As a result of recent changes to the regulatory environment in China, Shanghai CCT-McCaw Telecommunications Systems Co., Ltd., a joint venture in which we own a 30% interest, referred to as Shanghai CCT McCaw, terminated an agreement with China United Telecommunications Corporation, referred to as Unicom, under which we had the right to share in the profits of the cellular network in Shanghai, referred to as the Shanghai GSM System. In consideration for entering into this termination agreement, Shanghai CCT McCaw received about $61.3 million in cash, and we received warrants to purchase shares of Unicom stock. The warrants are exercisable for about 8.2 million shares during the period commencing in December 2000 and ending in June 2001 at the initial public offering price of HK$15.58 or US$2.00 per share. In May 2000, we received a reimbursement of $7.5 million for advances we previously made to Shanghai CCT McCaw. We are currently working with the other stockholders of the joint venture to arrange for the reimbursement of expenses incurred by the stockholders related to their investment in Shanghai CCT McCaw and the sale of our interests in the joint venture. Any funds remaining after payment of these expenses and satisfaction of other existing obligations will be distributed among the stockholders of Shanghai CCT McCaw. We would be entitled to receive 30% of the total amount distributed based on our ownership interest. The carrying value of our investment in Shanghai CCT McCaw was about $7.3 million as of June 30, 2000, which we expect to fully recover based on the terms of the agreement. This investment is included in the prepaid expenses and other caption in the accompanying balance sheet as of June 30, 2000.

      Additional Capital. On April 4, 2000, we received an advance of $77.7 million from a wholly owned subsidiary of Nextel Communications in connection with the anticipated purchase of Motorola International’s equity interest in Nextel Telecomunições Ltda., referred to as Nextel Brazil, Nextel Peru and three Chilean companies as discussed above. On June 2, 2000, we issued 777 shares of our series A exchangeable redeemable preferred stock to a wholly owned subsidiary of Nextel Communications as repayment of this intercompany advance. Additionally, on April 7, 2000, we issued 1,500 shares of our series A exchangeable redeemable preferred stock to a wholly owned subsidiary of Nextel Communications in exchange for cash proceeds of $150.0 million. On June 12, 2000, all of the shares of series A exchangeable redeemable preferred

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock outstanding at that time, including the accretion to liquidation preference value of $61.3 million, were exchanged for our common stock. On June 29, 2000, we issued 2,150 shares of our series A exchangeable redeemable preferred stock to a wholly owned subsidiary of Nextel Communications in exchange for cash proceeds of $215.0 million.

      Stock Split. On June 2, 2000, our board of directors approved an increase in the number of authorized shares of common stock from 73,000,000 to 200,000,000, enabling us to complete a 4-for-1 common stock split, which was effective June 20, 2000. Information presented throughout these financial statements and related notes has been adjusted to reflect this 4-for-1 common stock split.

Note 3.  Long-Term Debt.

	June 30,	December 31,
	2000	1999

	(in thousands)

13.0% Senior Redeemable Discount Notes due 2007, net of unamortized discount of $205,593 and $252,323	$745,870	$699,140

12.125% Senior Serial Redeemable Discount Notes due 2008, net of unamortized discount of $204,130 and $234,280	525,870	495,720

International Motorola Financing Facility	172,600	139,146

International Motorola Incremental Facility	56,650	—

Brazil Motorola Financing Facility	112,500	103,757

Argentina Credit Facility	100,000	100,000

Motorola Argentina Incremental Facility	18,580	8,330

Other	1,662	2,403

	1,733,732	1,548,496

Less current portion	(67,098)	(33,739)

	$1,666,634	$1,514,757

      International Motorola Incremental Facility. On December 16, 1999, we entered into an agreement with Motorola Credit Corporation under which Motorola Credit committed to provide up to $56.6 million in incremental term loans to us to acquire infrastructure equipment and related services from Motorola. Loans under this facility mature December 31, 2001 and bear interest payable semi annually at variable rates based upon either the U.S. prime rate or the London Interbank Offered Rate, referred to as LIBOR. Loans under this facility are secured by a pledge of all of our shares of stock of Clearnet Communications, Inc, a publicly traded Canadian wireless communications company. On January 6, 2000, we borrowed the full $56.6 million available under this facility.

      Credit Facility Amendments. In December 1999, Nextel Argentina S.R.L., referred to as Nextel Argentina, and the lenders under the $100.0 million secured credit facility, referred to as the Argentina Credit Facility, amended the facility to modify several financial covenants applicable to the fourth quarter of 1999 and the first quarter of 2000. As contemplated in December 1999, on June 20, 2000, in conformity with our 2000 operating plan, Nextel Argentina and the lenders under the Argentina Credit Facility amended the facility to modify several financial covenants. As a condition to the effectiveness of those amendments, we amended the capital subscription agreement under which we contributed equity of $84.1 million to Nextel Argentina during 1999 and are now required to contribute equity of $134.5 million during 2000, $110.0 million during 2001 and $117.0 million during 2002, all subject to adjustment in case of certain events. As of June 30, 2000, Nextel Argentina had borrowed the entire $100.0 million available under the Argentina Credit Facility. Nextel Argentina is in compliance with all financial covenants contained in the facility, as amended.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Also in the second quarter of 2000, we amended and restated the $125.0 million equipment financing agreement between McCaw Brazil (International), Ltd., referred to as McCaw Brazil, and Motorola Credit Corporation to effect certain administrative changes.

Note 4.  Contingencies.

      McCaw Brazil Ownership. We entered into a purchase, release and settlement agreement dated as of July 21, 2000 with the Founders Group, who collectively were the minority stockholders in McCaw Brazil, which indirectly owns 100% of Nextel Brazil. Under that agreement, on August 4, 2000, we (1) made a cash payment to members of the Founders Group totaling $146.0 million, (2) received all of the equity interests held by the Founders Group in McCaw Brazil and (3) exchanged mutual releases with all of the members of the Founders Group. In addition, all pending court disputes between us and Telcom Ventures, a member of the Founders Group, have been permanently dismissed. For a description of these disputes, see Notes 2 and 9 in our 1999 Annual Report on Form 10-K. As a result, all rights of the Founders Group as minority stockholders in McCaw Brazil, including their rights to put their equity interests to us beginning in October 2001, have terminated. We will account for this additional investment in McCaw Brazil using the purchase method.

      See also Part II, Item 1. “Legal Proceedings” for discussion of other legal matters.

Note 5.  Segment Reporting.

      We operate in four reportable segments 1) Brazil, 2) Mexico, 3) Argentina and 4) Peru. The operations of all other businesses that fall below the reporting thresholds are included in the “Corporate and Other” segment below, which include the three Chilean analog SMR companies purchased in May 2000 and corporate entities which hold equity investments in the Philippines and Japan.

      Our segments reflect our geographic focus and are defined as separately reportable operating segments immediately after we obtain a controlling interest in the entity. We evaluate performance of these segments and allocate resources to them based on losses before interest, taxes, depreciation and amortization and other non-recurring charges, referred to as segment losses. Intercompany eliminations have been included in Corporate and Other.

					Corporate
	Brazil	Mexico	Argentina	Peru	and Other	Consolidated

	(in thousands)

For the Six Months Ended June 30, 2000

Operating revenues	$35,115	$35,940	$31,347	$8,243	$155	$110,800

Segment losses	$(21,087)	$(16,933)	$(7,608)	$(7,735)	$(14,139)	$(67,502)

Depreciation and amortization	(20,990)	(14,830)	(21,687)	(4,416)	(3,260)	(65,183)

Interest expense	(11,563)	—	(7,660)	(951)	(86,486)	(106,660)

Interest income	263	127	888	82	4,187	5,547

Equity in losses of unconsolidated affiliates	—	—	—	—	(17,284)	(17,284)

Foreign currency transaction gains (losses), net	5,986	65	—	(110)	(19)	5,922

Minority interest in losses of subsidiaries	3,721	—	—	2,783	—	6,504

Other, net	(684)	(30)	(637)	197	(752)	(1,906)

Loss before income tax provision	$(44,354)	$(31,601)	$(36,704)	$(10,150)	$(117,753)	$(240,562)

Capital expenditures	$114,048	$76,295	$38,293	$23,121	$927	$252,684

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Corporate
	Brazil	Mexico	Argentina	Peru	and Other	Consolidated

	(in thousands)

For the Six Months Ended June 30, 1999

Operating revenues	$16,043	$8,862	$15,874	$981	$—	$41,760

Segment losses	$(39,439)	$(15,037)	$(23,792)	$(6,501)	$(7,765)	$(92,534)

Depreciation and amortization	(19,699)	(12,313)	(13,383)	(2,135)	(4,352)	(51,882)

Interest expense	(3,732)	(501)	(5,068)	(216)	(72,703)	(82,220)

Interest income	1,057	120	70	106	1,474	2,827

Equity in losses of unconsolidated affiliates	—	—	—	—	(11,520)	(11,520)

Foreign currency transaction losses, net	(42,848)	(269)	(3)	(415)	(2,329)	(45,864)

Minority interest in losses of subsidiaries	10,888	—	—	2,411	—	13,299

Other, net	(166)	795	120	70	(494)	325

Loss before income tax provision	$(93,939)	$(27,205)	$(42,056)	$(6,680)	$(97,689)	$(267,569)

Capital expenditures	$21,797	$14,436	$38,523	$10,352	$7,111	$92,219

For the Three Months Ended June 30, 2000

Operating revenues	$20,278	$20,759	$17,111	$5,322	$155	$63,625

Segment losses	$(7,758)	$(9,416)	$(4,689)	$(3,888)	$(7,704)	$(33,455)

Depreciation and amortization	(10,660)	(7,589)	(10,185)	(2,427)	(1,821)	(32,682)

Interest expense	(7,050)	—	(3,900)	(564)	(42,431)	(53,945)

Interest income	222	61	860	32	4,024	5,199

Equity in losses of unconsolidated affiliates	—	—	—	—	(10,171)	(10,171)

Foreign currency transaction losses, net	(5,957)	(438)	—	(208)	(12)	(6,615)

Minority interest in losses of subsidiaries	2,904	—	—	850	—	3,754

Other, net	(731)	(91)	(296)	1	(425)	(1,542)

Loss before income tax provision	$(29,030)	$(17,473)	$(18,210)	$(6,204)	$(58,540)	$(129,457)

Capital expenditures	$62,822	$48,336	$16,508	$8,949	$511	$137,126

For the Three Months Ended June 30, 1999

Operating revenues	$7,491	$5,021	$8,864	$523	$—	$21,899

Segment losses	$(18,245)	$(6,599)	$(13,575)	$(3,367)	$(4,758)	$(46,544)

Depreciation and amortization	(11,015)	(6,366)	(6,961)	(1,538)	(2,588)	(28,468)

Interest expense	(2,053)	(182)	(3,079)	(216)	(37,996)	(43,526)

Interest income	638	58	35	49	509	1,289

Equity in losses of unconsolidated affiliates	—	—	—	—	(6,869)	(6,869)

Foreign currency transaction gains (losses), net	20,767	572	(3)	185	(688)	20,833

Minority interest in losses of subsidiaries	—	—	—	1,258	—	1,258

Other, net	(176)	122	(160)	2	(327)	(539)

Loss before income tax provision	$(10,084)	$(12,395)	$(23,743)	$(3,627)	$(52,717)	$(102,566)

Capital expenditures	$8,646	$2,133	$20,763	$5,849	$6,201	$43,592

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Corporate
	Brazil	Mexico	Argentina	Peru	and Other	Consolidated

	(in thousands)

As of June 30, 2000

Property, plant and equipment, net	$323,663	$199,343	$149,983	$73,803	$8,437	$755,229

Identifiable assets	$564,080	$495,722	$278,237	$123,553	$662,418	$2,124,010

As of December 31, 1999

Property, plant and equipment, net	$216,385	$131,320	$130,428	$54,956	$6,366	$539,455

Identifiable assets	$419,460	$410,510	$248,959	$80,444	$522,419	$1,681,792

Note 6. Subsequent Events.

      Debt Issuance. As more fully discussed in “Item 2. Management’s Discussion and Analysis of Financial Position and Results of Operations — C. Post Second Quarter Transactions and Developments,” on August 1, 2000, we completed the issuance and sale in a private placement of an aggregate of $650.0 million in principal amount of our 12.75% senior serial notes due 2010, generating about $623.8 million in net cash proceeds.

      Nextel Philippines. On July 28, 2000, we increased our direct and indirect ownership interests in Nextel Communications Philippines, Inc., referred to as Nextel Philippines, from about 38% to about 51% through the purchase of some of the minority owners’ equity interests in Nextel Philippines for about $9.8 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A.  Overview.

      The following discussion of our condensed consolidated financial condition and results of operations for the six-and three-month periods ended June 30, 2000 and 1999, and significant factors that could affect our prospective financial condition and results of operations, should be read in conjunction with our 1999 Annual Report on Form 10-K.

      We provide integrated digital wireless communications services targeted at meeting the needs of business customers in selected international markets. Our principal operations are in Latin American markets in Brazil, Mexico, Argentina and Peru. We have recently expanded our wireless footprint in Latin America by purchasing SMR companies formerly owned by Motorola International with SMR licenses in Chile. We are also equity participants in wireless communications providers in the Philippines and Japan and have an equity interest in Clearnet, a leading wireless provider in Canada. Through our operating subsidiaries and affiliates, referred to as our Operating Companies, we provide SMR wireless communications services in the five largest cities in Latin America and two of the ten largest cities in Asia.

      We use integrated digital enhanced network transmission technology, or iDEN®, developed by Motorola, to provide our digital enhanced SMR, or ESMR, services, in our markets. Digital ESMR allows us to utilize our spectrum more efficiently. We are designing and constructing digital ESMR networks using iDEN technology to support a full complement of digital wireless services, including paging, short-text messaging, Internet connectivity and advanced calling features, such as two-way calling, voicemail and call forwarding. We market our services under the “Nextel™” name in Latin America and the Philippines; our Japanese affiliate markets them under the “NEXNET™” name; and Clearnet markets its services under the “Mike™” name.

      During the second quarter of 2000, we launched “Nextel Worldwide™” with the introduction of the “i2000™” subscriber unit. The i2000, which is manufactured by Motorola, is a dual mode handset that operates on both the iDEN technology and Global System for Mobile Communications, referred to as GSM, 900 MHz digital wireless technology.

      Through some recent transactions, we increased our ownership interests in Nextel Philippines from about 38% to about 51% and in McCaw Brazil from about 92% to 100%. As a result of the Brazilian transaction, our ownership interest in all of our Latin American subsidiaries is 100%. The table below provides an overview of our total and proportionate share of digital subscriber units in service as of June 30, 2000 and 1999 based on our ownership interests in effect at each date. The table also provides our pro forma proportionate share of digital subscriber units in service as of June 30, 2000, giving effect to the recent increases in our ownership interests described above. We intend to report our digital subscriber unit net additions during the third quarter using the pro forma second quarter ending digital subscriber units in service as the starting reference point.

					Pro forma
					Proportionate
			Proportionate		Digital
	Total Digital		Digital Subscriber		Subscriber
	Subscriber Units		Units		Units

	June 30,	June 30,	June 30,	June 30,	June 30,
Country	2000	1999	2000	1999	2000

	(in thousands)

Brazil	204	73	187	64	204

Mexico	133	28	133	28	133

Argentina	90	45	90	45	90

Peru	42	8	42	5	42

Philippines	37	18	14	7	19

Japan	48	41	15	9	15

Canada	672	408	97	63	97

China	—	231	—	28	—

Chile	—	—	—	—	—

Total	1,226	852	578	249	600

B.  Second Quarter Transactions and Developments.

      1.  Purchase of Common Equity Shares in Companies in Brazil, Peru and Chile. In May 2000, we purchased another stockholder’s interest in Nextel Peru for about $2.8 million in cash and increased our ownership from about 63% to about 69%.

      Also in May 2000, we purchased all of the equity interests of Motorola International in Nextel Peru, which increased our ownership from about 69% to 100%. At the same time, we purchased all of Motorola International’s equity interests in our Brazilian operations, which increased our effective ownership in our Brazilian operations from about 88% to about 92%. In August 2000, we purchased the remaining 8% from the remaining minority stockholders, as described in C. — Post Second Quarter Transactions and Developments, increasing our ownership interest in McCaw Brazil to 100%. In May 2000, we also purchased all of Motorola International’s equity interests in three Chilean analog SMR companies, which were wholly owned by Motorola International. We have entered into an agreement with Motorola International to manage these three Chilean SMR companies during a transition period. The aggregate purchase price paid to Motorola International for these acquisitions in Brazil, Peru and Chile was about $77.7 million in cash.

      2.  Shanghai, Peoples Republic of China Negotiations. As a result of recent changes to the regulatory environment in China, Shanghai CCT-McCaw, a joint venture in which we own a 30% interest, terminated an agreement with Unicom under which we had the right to share in the profits of the Shanghai GSM System. In consideration for entering into this termination agreement, Shanghai CCT McCaw received about $61.3 million in cash, and we received warrants to purchase shares of Unicom stock. In May 2000, we received a reimbursement of $7.5 million for advances we previously made to Shanghai CCT McCaw. We are currently working with the other stockholders of the joint venture to arrange for the reimbursement of expenses incurred by the stockholders related to their investment in Shanghai CCT McCaw and the sale of our interests in the joint venture. Any funds remaining after payment of these expenses and satisfaction of other existing obligations will be distributed among the stockholders of Shanghai CCT McCaw. We would be entitled to receive 30% of the total amount distributed based on our ownership interest.

      3.  Brazil Regulatory Development. On April 14, 2000, Brazil’s telecommunications regulatory agency, Agência Nacional de Telecomunicações, referred to as Anatel, issued new regulations relating to the provision of SMR services in Brazil. As a result, Brazil has opened its doors wider to competition in the mobile wireless segment where we operate. These new regulations have relaxed restrictions that significantly limited the ability of Nextel Brazil and its affiliated companies to provide ESMR services to all potential business customer groups and to be fully responsive to its customers’ demands and needs for mobile wireless communications services.

      4.  Additional Capital. On April 4, 2000, we received an advance of $77.7 million from a wholly owned subsidiary of Nextel Communications in connection with the anticipated purchase of Motorola International’s equity interest in Nextel Brazil, Nextel Peru and three Chilean companies as discussed above. On June 2, 2000, we issued 777 shares of our series A exchangeable redeemable preferred stock to a wholly owned subsidiary of Nextel Communications as repayment of this intercompany advance. Additionally, on April 7, 2000, we issued 1,500 shares of our series A exchangeable redeemable preferred stock to a wholly owned subsidiary of Nextel Communications in exchange for cash proceeds of $150.0 million. On June 12, 2000, all of the shares of series A exchangeable redeemable preferred stock outstanding at that time were exchanged for our common stock. On June 29, 2000, we issued 2,150 shares of our series A exchangeable redeemable preferred stock to a wholly owned subsidiary of Nextel Communications in exchange for cash proceeds of $215.0 million.

      5.  Board of Director Actions. On June 2, 2000, our board of directors approved an increase in the number of authorized shares of common stock from 73,000,000 to 200,000,000, enabling us to complete a 4-for-1 common stock split, which was effective June 20, 2000. Information presented throughout this quarterly report has been adjusted to reflect this 4-for-1 common stock split. At the same time, our board of directors approved a new incentive equity plan that more closely resembles the plan of Nextel Communications. This plan was adopted by the plan administration committee on May 25, 2000.

      6.  Credit Facility Amendments. In December 1999, Nextel Argentina and the lenders under the Argentina Credit Facility amended the facility to modify several financial covenants applicable to the fourth quarter of 1999 and the first quarter of 2000. As contemplated in December 1999, on June 20, 2000, in conformity with our 2000 operating plan, Nextel Argentina and the lenders under the Argentina Credit Facility amended the facility to modify several financial covenants. As a condition to the effectiveness of those amendments, we amended the capital subscription agreement under which we contributed equity of $84.1 million to Nextel Argentina during 1999 and are now required to contribute equity of $134.5 million during 2000, $110.0 million during 2001 and $117.0 million during 2002, all subject to adjustment in case of certain events. As of June 30, 2000, Nextel Argentina had borrowed the entire $100.0 million available under the Argentina Credit Facility. Nextel Argentina is in compliance with all financial covenants contained in the facility, as amended.

      Also in the second quarter of 2000, we amended and restated the $125.0 million equipment financing agreement between McCaw Brazil and Motorola Credit Corporation to effect certain administrative changes.

C.  Post Second Quarter Transactions and Developments.

      1.  McCaw Brazil Ownership. We entered into a purchase, release and settlement agreement dated as of July 21, 2000 with the Founders Group, who collectively were the minority stockholders in McCaw Brazil. Under that agreement, on August 4, 2000, we (1) made a cash payment to members of the Founders Group totaling $146.0 million, (2) received all of the equity interests held by the Founders Group in McCaw Brazil and (3) exchanged mutual releases with all of the members of the Founders Group. In addition, all pending court disputes between us and Telcom Ventures, a member of the Founders Group, have been permanently dismissed. For a description of these disputes, see Part I, “Item 3. Legal Proceedings — McCaw Brazil” in our 1999 Annual Report on Form 10-K. As a result, all rights of the Founders Group as minority stockholders in McCaw Brazil, including their rights to put their equity interests to us beginning in October 2001, have terminated.

      2.  Nextel Philippines. On July 28, 2000, we increased our direct and indirect ownership interests in Nextel Philippines from about 38% to about 51% through the purchase of some of the minority owners interests in Nextel Philippines for about $9.8 million.

      3.  12.75% Senior Serial Redeemable Notes due 2010. In August 2000, we completed the issuance and sale in a private placement of $650.0 million in principal amount of our 12.75% senior serial redeemable notes due 2010, generating about $623.8 million in net cash proceeds. Cash interest is payable semi annually beginning February 1, 2001 at a rate of 12.75% per year. The senior serial notes are redeemable in whole or in part, at our option, at any time on or after August 1, 2005 at specified redemption prices plus accrued and unpaid interest. Up to 35% of the original principal amount of these outstanding senior serial notes may be redeemed (using the proceeds of specified kinds of our capital stock) on or prior to August 1, 2003, at our option under specified circumstances, at 112.75% of their principal amount plus accrued and unpaid interest to the date of redemption. These notes are senior unsecured indebtedness of ours and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness. In connection with the issuance of these notes, we amended some of our vendor financing agreements with Motorola Credit and entered into a Second Amended and Restated First Opportunity Agreement with Nextel Communications.

      Because these notes were issued in a private placement, they may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from the registration requirements of the Securities Act of 1933. In the event that these notes are not registered with the Securities and Exchange Commission prior to February 1, 2001, additional incremental interest on the principal amount of these notes will accrue until they are registered or other requirements are met.

D.  Results of Operations.

      The following discussion compares our condensed consolidated financial condition and results of operations for the six- and three-month periods ended June 30, 2000 and 1999, and describes significant factors that could affect our prospective financial condition and results of operations.

      Historical results may not indicate future performance. See “F. Our Forward Looking Statements are Subject to a Variety of Factors that Could Cause Actual Results to Differ Materially From Current Beliefs.”

     1.  Operating Revenues.

      Operating revenues include service revenues, which consist primarily of charges for airtime usage and monthly network access fees from providing mobile wireless services.

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	June 30,	Operating	June 30,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

	(dollars in thousands)
Six Months Ended

Operating revenues	$110,800	100%	$41,760	100%	$69,040	165%

Brazil	35,115	32%	16,043	38%	19,072	119%

Argentina	31,347	28%	15,874	38%	15,473	98%

Mexico	35,940	33%	8,862	21%	27,078	306%

Peru	8,243	7%	981	3%	7,262	NM

Corporate & Other	155	0%	—	—	155	NM

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	June 30,	Operating	June 30,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

	(dollars in thousands)
Three Months Ended

Operating revenues	$63,625	100%	$21,899	100%	$41,726	191%

Brazil	20,278	32%	7,491	34%	12,787	171%

Argentina	17,111	27%	8,864	41%	8,247	93%

Mexico	20,759	33%	5,021	23%	15,738	313%

Peru	5,322	8%	523	2%	4,799	NM

Corporate & Other	155	0%	—	—	155	NM

NM-Not Meaningful

     Operating revenues increased primarily due to growth in the number of our digital subscriber units in service and higher average monthly revenue per digital subscriber unit. The growth in the number of digital subscriber units in service of our consolidated subsidiaries, primarily in Brazil, Mexico and Argentina, from 154,000 at June 30, 1999 to about 469,100 at June 30, 2000 is the result of a number of factors, principally:

•	the introduction of new products and services, such as international roaming services;

•	an increased number of indirect distributors;

•	the expansion of coverage in existing markets;

•	a continued emphasis on increasing brand awareness, primarily through increased advertising; and

•	the launch of digital interconnect ESMR service in Peru during June 1999. Prior to June 1999, only two-way radio digital dispatch service was available from Nextel Peru, and the potential customer base expanded significantly with the addition of interconnect service.

      The higher average monthly revenue per digital subscriber unit is the result of a number of factors, principally:

•	the establishment of the calling party pays program in Argentina, resulting in additional revenue via fees paid by non-subscribers placing calls to our subscribers in Argentina;

•	the introduction of digital interconnect ESMR service in Peru during June 1999, which has generated higher revenues per digital subscriber unit than the two-way radio digital dispatch service previously available; and

•	a shift in our customer use patterns away from use of digital two-way radio only to full use of our integrated services, with a corresponding increase in number of minutes of use of our digital services.

     2.  Cost of Revenues.

      Cost of revenues consists primarily of network operating costs, including site rent and utilities, and interconnection fees assessed by local exchange carriers.

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	June 30,	Operating	June 30,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

	(dollars in thousands)
Six Months ended

Cost of revenues	$29,652	27%	$18,072	43%	$11,580	64%

Brazil	10,278	9%	6,873	16%	3,405	50%

Argentina	8,448	8%	6,060	15%	2,388	39%

Mexico	8,482	8%	4,586	11%	3,896	85%

Peru	2,418	2%	553	1%	1,865	337%

Corporate & Other	26	0%	—	—	26	100%

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	June 30,	Operating	June 30,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

	(dollars in thousands)
Three Months ended

Cost of revenues	$15,690	25%	$9,106	42%	$6,584	72%

Brazil	5,729	9%	3,545	16%	2,184	62%

Argentina	4,409	7%	3,096	14%	1,313	42%

Mexico	4,113	7%	2,071	10%	2,042	99%

Peru	1,413	2%	394	2%	1,019	259%

Corporate & Other	26	0%	—	—	26	100%

      The increase in cost of revenues is primarily attributable to interconnect costs on higher minutes of use and increased site lease costs and utilities that we incurred due to about an 80% increase in the number of cell sites we placed in service from June 30, 1999 to June 30, 2000.

     3.  Selling, General and Administrative Expenses.

					Increase
		% of		% of	(Decrease) from
		Consolidated		Consolidated	Previous Year
	June 30,	Operating	June 30,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

	(dollars in thousands)
Six Months Ended

Selling, general and administrative	$148,650	134%	$116,222	278%	$32,428	28%

Selling and marketing	91,861	83%	49,758	119%	42,103	85%

General and administrative	56,789	51%	66,464	159%	(9,675)	(15)%
Three Months Ended

Selling, general and administrative	$81,390	128%	$59,337	271%	$22,053	37%

Selling and marketing	51,854	82%	25,616	117%	26,238	102%

General and administrative	29,536	46%	33,721	154%	(4,185)	(12)%

      The increase in selling and marketing expenses primarily reflects increased costs incurred in connection with higher consolidated sales of digital subscriber units across all of our reportable segments during the six and three months ended June 30, 2000, including:

•	$20.8 million and $12.6 million of additional advertising costs;

•	$15.2 million and $8.6 million of increased losses due to subsidies generated from increased sales of digital subscriber units and related accessories; and

•	$6.1 million and $5.0 million of increased commissions earned by employees, indirect dealers and distributors as a result of increased digital subscriber unit sales.

      The decrease in general and administrative expenses during the six and three months ended June 30, 2000 is due primarily to a $13.7 million and $10.1 million reduction of bad debt expense due to increased focus on credit and collection activities. This decrease was partially offset by a $4.0 million and a $5.9 million increase in expenses related to billing and customer care as a result of a larger customer base, as well as increases in personnel, facilities and general corporate expenses.

     4.  Depreciation and Amortization.

					Increase
		% of		% of	(Decrease) from
		Consolidated		Consolidated	Previous Year
	June 30,	Operating	June 30,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

	(dollars in thousands)
Six Months Ended

Depreciation and amortization	$65,183	59%	$51,882	124%	$13,301	26%

Depreciation	52,058	47%	38,524	92%	13,534	35%

Amortization	13,125	12%	13,358	32%	(233)	(2)%
Three Months Ended

Depreciation and amortization	$32,682	51%	$28,468	130%	$4,214	15%

Depreciation	25,948	41%	21,736	99%	4,212	19%

Amortization	6,734	10%	6,732	31%	2	0%

      Depreciation and amortization increased primarily due to increased depreciation as a result of placing additional cell sites into service in existing markets to improve and enhance coverage of our digital ESMR networks. System assets relating to the development and expansion of our digital ESMR networks represent the largest portion of our capital expenditures during each period. Depreciation begins when system assets are placed into service in the relevant markets.

     5.  Segment Losses, Interest Expense, Interest Income and Other.

					Increase
		% of		% of	(Decrease) from
		Consolidated		Consolidated	Previous Year
	June 30,	Operating	June 30,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

	(dollars in thousands)
Six Months Ended

Segment losses	$67,502	61%	$92,534	222%	$(25,032)	(27)%

Brazil	21,087	19%	39,439	94%	(18,352)	(47)%

Argentina	7,608	7%	23,792	57%	(16,184)	(68)%

Mexico	16,933	15%	15,037	36%	1,896	13%

Peru	7,735	7%	6,501	16%	1,234	19%

Corporate and other	14,139	13%	7,765	19%	6,374	82%

Interest expense	106,660	96%	82,220	197%	24,440	30%

Interest income	5,547	5%	2,827	7%	2,720	96%

Equity in losses of unconsolidated affiliates	17,284	16%	11,520	28%	5,764	50%

Foreign currency transaction gains (losses), net	5,922	5%	(45,864)	110%	51,786	113%

Minority interest in losses of subsidiaries	6,504	6%	13,299	32%	(6,795)	(51)%
Three Months Ended

Segment losses	$33,455	53%	$46,544	213%	$(13,089)	(28)%

Brazil	7,758	12%	18,245	83%	(10,487)	(57)%

Argentina	4,689	7%	13,575	62%	(8,886)	(65)%

Mexico	9,416	15%	6,599	30%	2,817	43%

Peru	3,888	6%	3,367	15%	521	15%

Corporate and other	7,704	12%	4,758	22%	2,946	62%

					Increase
		% of		% of	(Decrease) from
		Consolidated		Consolidated	Previous Year
	June 30,	Operating	June 30,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

	(dollars in thousands)

Interest expense	53,945	85%	43,526	199%	10,419	24%

Interest income	5,199	8%	1,289	6%	3,910	303%

Equity in losses of unconsolidated affiliates	10,171	16%	6,869	31%	3,302	48%

Foreign currency transaction (losses) gains, net	(6,615)	10%	20,833	95%	(27,448)	(132)%

Minority interest in losses of subsidiaries	3,754	6%	1,258	6%	2,496	198%

      We define segment losses as earnings (losses) before interest, taxes, depreciation and amortization and other non-recurring charges. We incurred segment losses across all of our consolidated subsidiaries during the six and three months ended June 30, 2000 and 1999. Segment losses in Brazil and Argentina have decreased for the six- and three-month periods ending June 30, 2000 as a result of increases in revenue due to subscriber growth in Brazil, subscriber growth and average revenue per unit increases in Argentina and reductions in bad debt expense in both markets. We expect these segment losses to continue for the next several years while we expand our digital ESMR networks and business activities, grow our subscriber base and strengthen the support systems necessary to service our growing number of subscribers.

      The increase in interest expense for the six and three months ended June 30, 2000, resulted from higher levels of outstanding debt drawn primarily to finance our current expansion and improvement of digital ESMR network coverage in our Latin American markets.

      The increase in interest income for the six and three months ended June 30, 2000 is primarily due to higher average outstanding cash balances as a result of $442.7 million in proceeds received from the issuance of series A exchangeable redeemable preferred stock during the second quarter of 2000.

      The increase in equity in losses of unconsolidated affiliates for the six and three months ended June 30, 2000 is attributable to increased operating losses incurred by Nextel Philippines and NEXNET.

      The foreign currency transaction gain for the six-month period ended June 30, 2000 is due primarily to the strengthening of the Brazilian real relative to the U.S. dollar during the first quarter of 2000 offset by the weakening of the Brazilian real relative to the U.S. dollar during the second quarter of 2000. The foreign currency transaction loss for the six-month period ended June 30, 1999 is due primarily to the weakening of the Brazilian real relative to the U.S. dollar during the first quarter of 1999 slightly offset by the strengthening of the Brazilian real relative to the U.S. dollar during the second quarter of 1999.

      The decrease in minority interest in losses of subsidiaries for the six and three months ended June 30, 2000 is attributable primarily to the reductions in minority stockholders’ percentage shares of net operating losses in Nextel Brazil and Nextel Peru.

E.  Liquidity and Capital Resources

      Working capital increased by $84.1 million to $65.8 million at June 30, 2000 compared to a working capital deficit of $18.3 million at December 31, 1999 primarily relating to the increase in cash and cash equivalents resulting from the proceeds of $442.7 million generated by the issuance of series A exchangeable redeemable preferred stock in the second quarter of 2000. This working capital increase was partially offset by the utilization of a portion of the proceeds to fund capital expenditures and additional investments in consolidated subsidiaries.

      We incurred losses attributable to common stockholders of $302.3 million for the six months ended June 30, 2000 and losses attributable to common stockholders of $268.0 million for the six months ended

June 30, 1999. We had losses attributable to common stockholders of $191.4 million during the second quarter of 2000 and $102.7 million during the second quarter of 1999. The operating expenses and capital expenditures associated with developing, enhancing and operating our digital ESMR networks have more than offset our operating revenues. Our operating expenses, debt service obligations and anticipated capital expenditures are expected to continue to more than offset operating revenues for the next several years. We have consistently used external sources of funds, primarily from debt incurrences and from the issuance of our series A exchangeable redeemable preferred stock to a wholly owned subsidiary of Nextel Communications, to fund operations, capital expenditures, acquisitions and other nonoperating needs.

     1.  Cash Flows

      Capital expenditures to fund the continued expansion and enhancement of our digital ESMR networks continue to represent the largest use of our funds for investing activities. Cash payments for capital expenditures increased $54.5 million to $141.4 million for the six months ended June 30, 2000. The increase in capital expenditures is part of our strategy to focus on aggressive expansion and improvement of digital ESMR network coverage in our Latin American markets, primarily in Brazil and Mexico. During the first half of 2000, we used $80.5 million of cash to increase our ownership interests in Nextel Brazil and in Nextel Peru and to acquire new Operating Companies in Chile.

      Net cash provided by financing activities for the six months ended June 30, 2000 consists primarily of $442.7 million from the issuance of series A exchangeable redeemable preferred stock to our parent company, a wholly owned subsidiary of Nextel Communications, and $88.1 million from borrowings under vendor credit facilities offset by repayment of $13.2 million of long-term debt.

     2.  Future Capital Needs and Resources.

      Our strategy is focused on aggressive expansion and improvement of digital ESMR coverage in our Latin American markets, expansion into new markets and continued support as appropriate in light of perceived future prospects of our investments in Asia. Our business plan, which has been developed based on this strategy, is designed to improve subscriber unit growth, revenues and other key financial performance measurements. We have already begun to take the actions necessary to achieve the business plan. These actions include:

•	improving digital ESMR network coverage within our existing markets in Latin America;

•	expanding our digital ESMR network service to reach new areas in Latin America;

•	improving brand awareness;

•	introducing innovative pricing plans;

•	working closely with industry associations and local government offices to eliminate anti-competitive and anti-consumer regulations;

•	developing new and strengthening existing distribution channels; and

•	introducing new products and services.

      Our 2000 operating plan has been developed in anticipation of the continuing acceleration of the growth, and continuing improvements in the financial and operating performance, of our digital ESMR networks. Accordingly, we expect that anticipated cash expenditures during the remainder of 2000 will be focused on the following items:

•	capital expenditures to expand and improve digital ESMR network coverage in existing or targeted future markets, primarily in Latin America;

•	acquisition of additional spectrum to support entry into new digital ESMR network markets and/or to support increased network capacity and reduce future network construction expenditures in our existing digital ESMR markets;

•	acquisition of additional ownership interests in existing Operating Companies;

•	debt service requirements;

•	capital contributions to support and develop our investment positions in Asia as appropriate in light of perceived future prospects; and

•	working capital requirements associated with our expanding operations in our existing and targeted future markets.

      Based on our assessment of the business activity and related cash needs of our Operating Companies, our available cash on hand and additional borrowing availability under our existing financing agreements, we believe that we will have adequate funding to continue our operations through the end of 2000. We expect that we will need to obtain additional funding to meet the anticipated cash needs associated with implementing our business plan beginning in 2001. In making this assessment, we have considered the increase in our cash needs attributable to potential acquisitions that are already subject to binding agreements or which we are currently negotiating, the $146.0 million paid to the members of the Founders Group and the related increase in our ownership interest in McCaw Brazil, as well as the future reductions in capital contributions from Motorola as a result of Motorola no longer being a minority owner in our consolidated subsidiaries in Peru and Brazil, and the anticipated receipt of cash representing the return of our investment in the Shanghai GSM system. This conclusion also takes into account:

•	our receipt of $623.8 million of net proceeds from the issuance of our 12.75% senior serial notes on August 1, 2000;

•	consolidated cash, cash equivalents and short-term investments of about $297.4 million at June 30, 2000;

•	the anticipated continued availability of unused borrowings of about $83.8 million in the aggregate under existing equipment financing facilities at June 30, 2000; and

•	the anticipated continuation for the balance of 2000 of arrangements providing extended payment terms for purchases of subscriber units under agreements with Motorola.

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

      We have had and may in the future have discussions with third parties regarding potential acquisitions of and/or equity investments in those third parties or wireless communications businesses or assets owned by them. Consideration of these potential acquisitions and/or investments is part of our proactive approach to expanding coverage in our principal target markets in Latin America and also could represent financially attractive or strategically desirable investment opportunities elsewhere. At this time, other than the existing arrangements that have been consummated and other currently pending or potential transactions that are disclosed in this quarterly report, we have no material legally binding commitments or understandings with any third parties that would require us to purchase an interest in or otherwise make any investment in or financial commitment to any new ventures. Our current expectation of cash needs and anticipated availability of related required funding during 2000 do not reflect the impact of any potential acquisitions or investments that may occur other than those described above. Any potential acquisitions or investments could involve significant additional funding needs in excess of those sources that we currently anticipate to be available, and thus could require us to raise additional equity or debt funding to successfully pursue, consummate and realize the potential benefits of those potential acquisitions or investments.

      If our business plans change, if economic conditions in any of our markets or competitive practices in the mobile wireless telecommunications industry, especially in Latin America, change materially from those currently prevailing or from those now anticipated to exist during 2000, or if other presently unexpected circumstances are encountered that have a material effect on the cash flow and/or profitability of our mobile wireless business, our anticipated cash needs as well as our conclusions as to the adequacy of our available sources could change significantly. We have been and will continue to be sensitive to abrupt changes in the financial markets and the business environments in those countries where we have operations, and will attempt to adjust our operating and financing plans accordingly.

      We have called upon Nextel Communications to provide us with significant financial support during 2000. Although we do not expect to request additional financing from Nextel Communications during the remainder of 2000, if we are unable to obtain necessary funding from other sources, we may seek additional financing from Nextel Communications. However, Nextel Communications has no legal obligation to make any additional equity investments or to otherwise advance any other funds to us. In addition to the absence of any legal obligation of Nextel Communications to provide funding to us, some of the agreements to which Nextel Communications currently is a party restrict the amount available to Nextel Communications and its relevant subsidiaries for specified purposes, including investments in and advances to us. To the extent we are unable, for any reason, to obtain sufficient funding from Nextel Communications after 2000, we cannot provide assurance whether or on what terms adequate replacement funding might be available from any other source. If we are unable to obtain the capital we require to implement our business plan, or to obtain it on acceptable terms and in a timely manner, we would attempt to take appropriate responsive actions to tailor our activities to our available financing, including making revisions to our business plan to accommodate the reduced funding. See “F. Our Forward Looking Statements Are Subject to a Variety of Factors that Could Cause Actual Results to Differ Materially From Current Beliefs.”

F.	Our Forward Looking Statements Are Subject to a Variety of Factors that Could Cause Actual Results to Differ Materially from Current Beliefs.

      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. A number of the statements made in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are not historical or current facts, but deal with potential future circumstances and developments. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy that involve risks and uncertainties. We warn you that these forward-looking statements are only predictions, which are subject to risks and uncertainties, including financial variations, changes in the regulatory environment, industry growth and trend predictions. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operations and results of our wireless communications business also may be subject to the effect of other risks and uncertainties in addition to the other qualifying factors identified in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, including, but not limited to:

•	general economic conditions in Latin America and Asia and in the market segments that we are targeting for our digital ESMR network;

•	the availability of adequate quantities of system network and subscriber equipment and components to meet our service deployment and marketing plans and customer demand;

•	potential currency devaluations and exchange controls in countries in which our Operating Companies conduct business;

•	the accuracy of our estimates of the impact of foreign exchange volatility in our markets as compared to the U.S. dollar;

•	substantive terms of any international financial aid package that may be made available to any country in which our Operating Companies conduct business;

•	future legislation or regulatory actions relating to SMR or ESMR services, other wireless communication services or telecommunications generally;

•	the impact that economic conditions in Latin America and Asia, as well as other market conditions may have on the volatility and availability of equity and debt financing in domestic and international capital markets;

•	the success of efforts to improve and satisfactorily address any issues relating to our digital ESMR network performance;

•	the continued successful performance of the technology being deployed in our various market areas;

•	market acceptance of our new service offerings, including Nextel Worldwide;

•	the ability to achieve and maintain market penetration and average subscriber revenue levels sufficient to provide financial viability to our digital ESMR network business;

•	our ability to timely and successfully accomplish required scale-up of our billing, collection, customer care and similar back-room operations to keep pace with anticipated customer growth, increased system usage rates and growth in levels of accounts receivables being generated by the digital ESMR network customer base;

•	access to sufficient debt or equity capital to meet our operating and financial needs;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular and PCS services; and

•	other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 1999 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

      We finance a portion of our operations through senior notes and bank and vendor credit facilities. These financial instruments expose us to market risks, including interest rate risk and foreign currency exchange risk. Our U.S. dollar denominated borrowings and vendor equipment financing account for about 90% of our cross currency exposure. The tenor of available hedging products is generally short-term and does not match our long-term capital flows. We are also exposed to interest rate risk due to fluctuations in the U.S. prime rate, LIBOR, Eurodollar rate and Average Base Rate, referred to as ABR. These rates are used to determine the variable rates of interest that are applicable to borrowings under our bank and vendor credit facilities.

      Our debt is denominated in U.S. dollars, while our operating revenues are denominated in foreign currencies. Fluctuations in exchange rates relative to the U.S. dollar, primarily those related to the Brazilian real and Mexican peso, expose us to significant foreign exchange risk. We attempt to protect our revenues and earnings from foreign currency exchange risks by periodically adjusting prices in local currencies.

      As of June 30, 2000, we held about $29.9 million of debt securities in the form of commercial paper as short-term investments classified as available-for-sale in accordance with Statement of Financial Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As the weighted average maturity from the date of purchase was less than four months, these short-term investments do not expose us to a significant amount of interest rate risk.

      We hold an available-for-sale investment in the common stock of Clearnet, a publicly traded company, which had a fair value of $232.5 million at June 30, 2000. We report our investment at its fair market value in our financial statements. Negative fluctuations in the stock price of Clearnet expose us to equity price risks. A 10% decline in the stock price would result in a $23.3 million decrease in the fair value of our investment in Clearnet.

      The table below presents principal cash flows by year of maturity for our fixed and variable rate debt obligations outstanding at June 30, 2000. Fair values are determined based on quoted market prices for our senior notes and carrying value for our bank and vendor credit facilities at June 30, 2000.

      Descriptions of our senior notes and bank and vendor credit facilities are contained in Note 7 to the consolidated financial statements in our 1999 Annual Report on Form 10-K and should be read in conjunction with the following table. The change in the total and fair values of our long-term debt as compared to December 31, 1999 reflects additional net borrowings under the existing bank and vendor credit facilities and the changes in the applicable market conditions.

	Year of Maturity

							Total Due	Fair
	2000	2001	2002	2003	2004	Thereafter	At Maturity	Value

	(U.S. dollars in thousands)

Long-Term Debt:

Fixed Rate	$366	$816	$481	$—	$—	$1,681,463	$1,683,126	$1,209,669

Average Interest Rate	14.5%	14.5%	14.5%	—	—	12.6%	12.6%

Variable Rate	35,676	148,653	103,253	103,253	69,494	—	460,329	460,329

Average Interest Rate	10.9%	11.5%	11.0%	11.0%	11.3%	—	10.8%

PART II — OTHER INFORMATION.

Item 1.  Legal Proceedings.

      We and/or our Operating Companies are involved in certain legal proceedings that are described in our 1999 Annual Report on Form 10-K. During the three months ended June 30, 2000, there were no material changes in the status of or developments regarding such legal proceedings.

      We entered into a purchase, release and settlement agreement dated as of July 21, 2000 with the Founders Group, who collectively were the minority shareholders in McCaw Brazil. Under that agreement, on August 4, 2000, we (1) made a cash payment to members of the Founders Group totaling $146.0 million, (2) received all of the equity interests held by the Founders Group in McCaw Brazil and (3) exchanged mutual releases with all of the members of the Founders Group. In addition, all pending court disputes between Nextel International and Telcom Ventures, a member of the Founders Group, have been permanently dismissed. These disputes have been more fully described in our reports filed under the Securities Exchange Act of 1934, as amended. As a result, all rights of the Founders Group as minority stockholders in McCaw Brazil, including their rights to put their equity interests to us beginning in October 2001, have terminated.

Item 2.  Changes in Securities.

      (a)  Inapplicable.

      (b)  Inapplicable.

(c)	On April 7, 2000, we issued 1,500 shares of our series A exchangeable preferred stock to a wholly owned subsidiary of Nextel Communications and received $150.0 million in proceeds. On June 2, 2000, we issued 777 shares of our series A exchangeable preferred stock to a wholly owned subsidiary of Nextel Communications as repayment of a $77.7 million intercompany advance we received on April 4, 2000. On June 12, 2000, 5,266 shares of series A exchangeable preferred stock, including the issuances described above, plus accrued but unpaid dividends, were exchanged for 33,121,392 shares of common stock. On June 29, 2000, we issued 2,150 shares of our series A exchangeable preferred stock to a wholly owned subsidiary of Nextel Communications and received $215.0 million in proceeds. All of these transactions were exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 6.  Exhibits and Reports on Form 8-K.

      (a)  List of Exhibits.

Exhibit
Number	Exhibit Description

3.1	Article of Amendment to Nextel International’s Certificate of Incorporation entered into as of June 12, 2000.
3.2	Restated Certificate of Incorporation of Nextel International.
4.1	Indenture, dated as of August 1, 2000, by and between Nextel International, Inc. and The Bank of New York, as Trustee, relating to the 12.75% Senior Serial Notes due 2010 (filed on August 2, 2000 as Exhibit 4.1 to our Current Report on Form 8-K dated as of August 1, 2000 and incorporated herein by reference).
4.2	Registration Rights Agreement, dated as of August 1, 2000, by and between Nextel International, Inc. and the placement agents named therein relating to the 12.75% Senior Serial Notes due 2010 (filed on August 2, 2000 as Exhibit 4.2 to our Current Report on Form 8-K dated as of August 1, 2000 and incorporated herein by reference).
10.1	Third Amendment to Master Equipment Financing Agreement dated as of July 26, 2000 by and between Nextel International, Inc. and Motorola Credit Corporation.
10.2	Secured Loan Agreement dated as of December 16, 1999 by and between Nextel International, Inc., the lenders named therein and Motorola Credit Corporation.
10.3	First Amendment to Secured Loan Agreement dated as of July 26, 2000 by and between Nextel International, Inc., the lenders named therein and Motorola Credit Corporation.
10.4	Second Amended and Restated Right of First Opportunity Agreement dated as of August 1, 2000 between Nextel International, Inc. and Nextel Communications, Inc.
10.5	Nextel International, Inc. Incentive Equity Plan dated as of May 25, 2000.
10.6	Amended and Restated Equipment Financing Agreement dated as of April 28, 2000 by and between McCaw International (Brazil), Ltd. and Motorola Credit Corporation.
10.7	Amendment No. 5 dated as of June 20, 2000 between Nextel Argentina S.R.L. and the lenders named therein.
10.8	Amendment No. 1 to the Amended and Restated Capital Subscription Agreement, dated as of June 20, 2000, by and among Nextel Argentina S.R.L., Nextel International (Argentina), Ltd. and Nextel International, Inc.
27*	Financial Data Schedule.

*	Submitted only with the electronic filing of this document with the Securities and Exchange Commission pursuant to Regulation S-T under the Securities Act.

      (b)  Reports on Form 8-K.

           We did not file a Current Report on Form 8-K during the quarter ended June 30, 2000.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTEL INTERNATIONAL, INC.

By:	/s/ J. VICENTE RIOS

Date: August 11, 2000

J. Vicente Rios

Vice President and Controller

Exhibit Index

Exhibit
Number	Exhibit Description

3.1	Article of Amendment to Nextel International’s Certificate of Incorporation entered into as of June 12, 2000.
3.2	Restated Certificate of Incorporation of Nextel International.
4.1	Indenture, dated as of August 1, 2000, by and between Nextel International, Inc. and The Bank of New York, as Trustee, relating to the 12.75% Senior Serial Notes due 2010 (filed on August 2, 2000 as Exhibit 4.1 to our Current Report on Form 8-K dated as of August 1, 2000 and incorporated herein by reference).
4.2	Registration Rights Agreement, dated as of August 1, 2000, by and between Nextel International, Inc. and the placement agents named therein relating to the 12.75% Senior Serial Notes due 2010 (filed on August 2, 2000 as Exhibit 4.2 to our Current Report on Form 8-K dated as of August 1, 2000 and incorporated herein by reference).
10.1	Third Amendment to Master Equipment Financing Agreement dated as of July 26, 2000 by and between Nextel International, Inc. and Motorola Credit Corporation.
10.2	Secured Loan Agreement dated as of December 16, 1999 by and between Nextel International, Inc., the lenders named therein and Motorola Credit Corporation.
10.3	First Amendment to Secured Loan Agreement dated as of July 26, 2000 by and between Nextel International, Inc., the lenders named therein and Motorola Credit Corporation.
10.4	Second Amended and Restated Right of First Opportunity Agreement dated as of August 1, 2000 between Nextel International, Inc. and Nextel Communications, Inc.
10.5	Nextel International, Inc. Incentive Equity Plan dated as of May 25, 2000.
10.6	Amended and Restated Equipment Financing Agreement dated as of April 28, 2000 by and between McCaw International (Brazil), Ltd. and Motorola Credit Corporation.
10.7	Amendment No. 5 dated as of June 20, 2000 between Nextel Argentina S.R.L. and the lenders named therein.
10.8	Amendment No. 1 to the Amended and Restated Capital Subscription Agreement, dated as of June 20, 2000, by and among Nextel Argentina S.R.L., Nextel International (Argentina), Ltd. and Nextel International, Inc.
27*	Financial Data Schedule.

*	Submitted only with the electronic filing of this document with the Securities and Commission pursuant to Regulation S-T under the Securities Act.