Form 10-Q
period 2000-09-30
NEXTEL INTERNATIONAL INC
filed 2000-11-14
CIK 1037016

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000
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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Number of Shares Outstanding
Title of Class	on October 31, 2000

Class A Common Stock, $0.001 par value	—
Class B Common Stock, $0.001 par value	270,949,392

INDEX
PART I -- FINANCIAL INFORMATION.
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PART II -- OTHER INFORMATION.
SIGNATURE
EXHIBIT INDEX
Restated Articles of Incorporation
Articles of Amendment to the Restated Articles Inc
Restated By-laws of Nextel International Inc
Amendment to the Restated By-laws of Nextel Intl.
Financial Data Schedule

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION.

Item 1.  Financial Statements — Unaudited.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2000 and December 31, 1999
(in thousands)
Unaudited

	2000	1999

ASSETS

Current assets

Cash and cash equivalents, of which $16,723 and $6,280 is restricted	$478,566	$100,028

Short-term investments	123,424	—

Accounts receivable, less allowance for doubtful accounts of $20,098 and $8,815	53,658	23,041

Subscriber unit and accessory inventory	27,242	16,185

Prepaid expenses and other	58,101	21,868

Total current assets	740,991	161,122

Property, plant and equipment, net of accumulated depreciation of $164,162 and $95,449	928,213	539,455

Investments in unconsolidated affiliates, less equity in net losses of $24,737 and $46,129	395,876	428,971

Intangible assets, net of accumulated amortization of $76,755 and $61,105	769,077	454,657

Other assets	140,417	97,587

	$2,974,574	$1,681,792

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Accounts payable	$84,909	$44,210

Accrued expenses and other	133,538	61,448

Accrued interest	32,207	15,423

Due to related parties	120,076	24,625

Current portion of long-term debt	78,663	33,739

Total current liabilities	449,393	179,445

Long-term debt	2,368,915	1,514,757

Deferred income taxes	188,183	141,943

Total liabilities	3,006,491	1,836,145

Commitments and contingencies (notes 2, 3 and 5)

Minority interest	—	25,237

Stockholders’ deficit

Series A exchangeable redeemable preferred stock, 2 and 3 shares issued and outstanding, accreted liquidation preference of $222,408 and $335,656	215,000	298,886

Common stock, 271,037 and 220,340 shares issued, 270,949 and 220,340 shares outstanding	932,470	399,401

Accumulated deficit	(1,238,738)	(859,970)

Treasury stock, at cost, 88 shares	(453)	—

Deferred compensation, net	(3,752)	—

Accumulated other comprehensive income (loss)	63,556	(17,907)

Total stockholders’ deficit	(31,917)	(179,590)

	$2,974,574	$1,681,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Nine and Three Months Ended September 30, 2000 and 1999
(in thousands, except per share amounts)
Unaudited

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Operating revenues	$197,158	$69,105	$86,358	$27,345

Operating expenses

Cost of revenues	52,069	29,503	22,417	11,431

Selling, general and administrative	245,415	167,803	96,765	51,581

Depreciation and amortization	102,420	80,695	37,237	28,813

	399,904	278,001	156,419	91,825

Operating loss	(202,746)	(208,896)	(70,061)	(64,480)

Other (expense) income

Interest expense	(176,677)	(127,676)	(70,017)	(45,456)

Interest income	14,760	5,283	9,213	2,456

Equity in losses of unconsolidated affiliates	(30,573)	(20,819)	(13,289)	(9,299)

Foreign currency transaction gains (losses), net	8,598	(60,545)	2,676	(14,681)

Minority interest in losses of subsidiaries	6,504	16,561	—	3,262

Other, net	364	(1,411)	2,270	(1,736)

	(177,024)	(188,607)	(69,147)	(65,454)

Loss before income tax benefit (provision)	(379,770)	(397,503)	(139,208)	(129,934)

Income tax benefit (provision)	1,002	(224)	1,370	215

Net loss	(378,768)	(397,727)	(137,838)	(129,719)

Accretion of series A redeemable preferred stock to liquidation preference value (note 2)	(61,334)	—	—	—

Loss attributable to common stockholders	$(440,102)	$(397,727)	$(137,838)	$(129,719)

Loss per share attributable to common stockholders, basic and diluted	$(1.83)	$(1.81)	$(0.51)	$(0.59)

Weighted average number of common shares outstanding	240,868	219,219	271,007	219,268

Comprehensive loss, net of income tax

Net loss	$(378,768)	$(397,727)	$(137,838)	$(129,719)

Unrealized gain on available-for-sale securities	56,090	66,581	92,065	24,494

Foreign currency translation adjustment	25,373	(120,856)	17,455	(10,777)

	$(297,305)	$(452,002)	$(28,318)	$(116,002)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Nine Months Ended September 30, 2000
(in thousands)
Unaudited

	Series A
	Preferred Stock		Common Stock			Treasury Stock
					Accumulated			Deferred
	Shares	Amount	Shares	Amount	Deficit	Shares	Amount	Compensation

Balance, January 1, 2000	3	$298,886	220,340	$399,401	$(859,970)	—	$—	$—

Net loss					(378,768)

Unrealized gain on available-for-sale securities, net of income tax

Foreign currency translation adjustment

Issuance of series A exchangeable redeemable preferred stock to parent	4	442,685

Purchase of treasury stock						88	(453)

Issuance of common stock:

Conversion of series A exchangeable redeemable preferred stock at accreted liquidation preference value	(5)	(526,571)	49,682	526,571

Exercise of options and warrants			1,015	1,725

Deferred compensation				4,773				(3,752)

Balance, September 30, 2000	2	$215,000	271,037	$932,470	$(1,238,738)	88	$(453)	$(3,752)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated Other
	Comprehensive
	Income (Loss)

	Unrealized	Cumulative
	Gain on	Translation
	Investments	Adjustment	Total

Balance, January 1, 2000	$119,682	$(137,589)	$(179,590)

Net loss			(378,768)

Unrealized gain on available-for-sale securities, net of income tax	56,090		56,090

Foreign currency translation adjustment		25,373	25,373

Issuance of series A exchangeable redeemable preferred stock to parent			442,685

Purchase of treasury stock			(453)

Issuance of common stock:

Conversion of series A exchangeable redeemable preferred stock at accreted liquidation preference value			—

Exercise of options and warrants			1,725

Deferred compensation			1,021

Balance, September 30, 2000	$175,772	$(112,216)	$(31,917)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2000 and 1999
(in thousands)
Unaudited

	2000	1999

Cash flows from operating activities

Net loss	$(378,768)	$(397,727)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of deferred financing costs and accretion of senior notes	108,579	105,570

Depreciation and amortization	102,420	80,695

Equity in losses of unconsolidated affiliates	30,573	20,819

Provision for losses on accounts receivable	11,691	30,306

Net foreign currency transaction (gains) losses	(8,598)	60,545

Minority interest in losses of subsidiaries	(6,504)	(16,561)

(Gain) loss on sale of assets, net	(5,329)	8,011

Deferred income tax (benefit) provision	(1,002)	224

Other, net	2,775	(6,015)

Change in assets and liabilities, net of effects from acquisitions:

Accounts receivable	(37,648)	(13,785)

Subscriber unit and accessory inventory	(10,495)	15,617

Other assets	(49,303)	3,102

Accounts payable, accrued expenses and other	149,489	(29,115)

Net cash used in operating activities	(92,120)	(138,314)

Cash flows from investing activities

Capital expenditures	(277,280)	(110,242)

Payments for investments in and advances to affiliates, net of cash acquired	(269,398)	(32,665)

Purchase of short-term investments	(152,071)	—

Proceeds from maturities and sales of short-term investments	30,000	—

Net cash used in investing activities	(668,749)	(142,907)

Cash flows from financing activities

Issuance of debt securities	641,043	—

Proceeds from issuance of series A exchangeable redeemable preferred stock to parent	442,685	100,000

Borrowings under long-term credit facilities	75,200	143,107

Repayments under long-term credit facilities	(13,420)	(16,198)

Capital contributions from minority stockholders	6,223	12,779

Borrowings from parent, net	3,665	15,147

Deferred financing costs	(16,785)	—

Exercise of stock options and warrants	1,725	444

Purchase of treasury stock	(453)	—

Net cash provided by financing activities	1,139,883	255,279

Effect of exchange rate changes on cash and cash equivalents	(476)	(17,148)

Net increase in cash and cash equivalents	378,538	(43,090)

Cash and cash equivalents, beginning of period	100,028	121,116

Cash and cash equivalents, end of period	$478,566	$78,026

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

      Restricted Cash and Cash Equivalents. Our Brazilian and Argentine operating companies held cash and cash equivalents of $16.7 million as of September 30, 2000 and $6.3 million as of December 31, 1999 that were not available to fund any of the cash needs of Nextel International or any of our other subsidiaries because of restrictions contained in debt agreements.

      Short-Term Investments. Short-term investments consist of commercial paper with original maturities of greater than three months and less than one year.

      Supplemental Cash Flow Information.

	Nine Months
	Ended
	September 30,

	2000	1999

	(in thousands)

Capital expenditures

Cash paid for capital expenditures	$277,280	$110,242

Change in capital expenditures accrued and unpaid or financed	115,577	12,167

	$392,857	$122,409

Interest costs

Interest expense	$176,677	$127,676

Interest capitalized	11,249	6,015

	$187,926	$133,691

Cash paid for interest	$51,314	$6,324

      Revenue Recognition. We recognize revenue for airtime and other services over the service period, net of credits and adjustments for service discounts. We establish an allowance for doubtful accounts sufficient to cover probable losses.

      Digital Subscriber Unit and Accessory Sales and Related Costs. We deliver our wireless services through handset devices, which we refer to as digital subscriber units. The loss generated from the sale of subscriber units used in our digital mobile networks primarily results from our subsidy of digital subscriber units and accessories and represents marketing costs. Consolidated digital subscriber unit and accessory sales and the related cost of sales, including current period order fulfillment and installation related expenses, as

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

well as write downs of digital subscriber unit inventory and related accessories for shrinkage and obsolescence, are classified within selling, general and administrative expenses as follows:

	Nine Months		Three Months
	Ended		Ended
	September 30,		September 30,

	2000	1999	2000	1999

	(in thousands)

Subscriber unit and accessory sales	$29,384	$14,382	$12,554	$3,994

Cost of subscriber unit and accessory sales	79,591	35,793	34,115	11,939

	$(50,207)	$(21,411)	$(21,561)	$(7,945)

      New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which, as amended by FASB Statement No. 138, establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts, and for hedging activities. FASB Statement No. 133 requires that all derivatives be recognized on our balance sheet as either assets or liabilities and measured at fair value. Additionally, it requires that changes in the derivative instrument’s fair value be recognized in our statement of operations unless specific hedge accounting criteria are met. Effective January 1, 2001, we will apply FASB Statement No. 133 to derivative instruments embedded in other contracts to all contracts issued, acquired or substantively modified after December 31, 1998.

      We are in the process of quantifying the effects of adopting FASB Statement No. 133 on our financial position and results of operations. Based on our analysis to date, we do not believe we have any significant instruments or contracts that qualify as a derivative under FASB Statement No. 133. As we currently do not engage in hedging activities, we do not believe that the adoption of FASB Statement No. 133 will have a material impact on our financial position or results of operations.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements,” which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The guidelines in SAB No. 101 must be adopted by the fourth quarter of 2000. Based on our current assessment and guidance provided to date by the Securities and Exchange Commission, we do not believe that SAB No. 101 will have a material impact on our financial position or results of operations. However, some items addressed in SAB No. 101, such as multiple-element revenue arrangements, are currently under discussion, and consensus on the accounting treatment or the effective date has not been reached. Accordingly, we will continue to follow the discussions and evaluate the potential impact of the accounting guidance on our financial position and results of operations.

      In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of the Accounting Principles Board Opinion No. 25,” which clarifies the application of APB Opinion No. 25 for some issues including:

•	the definition of an employee for purposes of applying APB Opinion No. 25;

•	the criteria for determining whether a plan qualifies as a noncompensatory plan;

•	the accounting consequences of various modifications to the terms of a previously fixed stock option or award; and

•	the accounting for an exchange of stock compensation awards in a business combination.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interpretation No. 44 became effective July 1, 2000, but some of the conclusions cover specific events that occurred before its effectiveness. The adoption of this guidance on July 1, 2000 did not have a material impact on our financial position or results of operations.

      In May 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-14, “Accounting for Certain Sales Incentives,” which addresses the recognition, measurement and statement of operations classification for sales incentives offered voluntarily by vendors, without cost to consumers, as a result of a single exchange transaction. We are required to and will adopt EITF Issue No. 00-14 in the fourth quarter of 2000. Based on our analysis to date, we do not believe that implementation of this consensus will have a material impact on our financial position or results of operations.

      In July 2000, the Emerging Issues Task Force reached a consensus on Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” which addresses whether a company should recognize revenue based on the gross amount billed to the customer because it has earned revenue from the sale of the goods or services or whether the company should recognize revenue based on the net amount retained because, in substance, it has earned a commission. We are required to and will adopt EITF Issue No. 99-19 in the fourth quarter of 2000. Based on our analysis to date, we do not believe that implementation of this consensus will have a material impact on our financial position or results of operations.

      In September 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” which addresses the statement of operations classification of shipping and handling fees billed to customers and shipping and handling costs incurred by companies that sell goods. We are required to and will adopt EITF Issue No. 00-10 in the fourth quarter of 2000. Based on our analysis to date, we do not believe that implementation of this consensus will have a material impact on our financial position or results of operations.

      Reclassifications. We have reclassified some prior period amounts to conform to our current year presentation.

Note 2.  Significant Business Combinations and Investments.

      Japan. In March 2000, Nichimen Corporation declined to make a required capital contribution and, as a result, transferred some of its shares of NEXNET Co., Ltd., our Japanese affiliate, to the contributing stockholders, including us. Additionally, on March 30, 2000, we purchased from another stockholder additional shares for about $0.4 million in cash. We were also granted an option, exercisable at any time before March 31, 2001, to purchase any or all of the remaining shares of NEXNET stock owned by the same stockholder. As a result of these share acquisitions, our equity ownership interest in NEXNET has increased from about 21% to about 32%. If we exercise the option, our equity ownership interest would increase to about 44%.

      Peru, Brazil and Chile. As a result of the acquisitions described below, we own 100% of our operating companies in Latin America. Each of these acquisitions was accounted for under the purchase method. As the purchase price has currently been allocated on a preliminary basis, further adjustments may be necessary.

      In May 2000, we purchased another stockholder’s interest in our Peruvian operating company for about $2.8 million in cash and increased our ownership interest from about 63% to about 69%.

      In May 2000, we purchased all of the equity interests of Motorola International Development Corporation in our Peruvian operating company. This purchase increased our ownership from about 69% to 100%. At the same time, we purchased all of Motorola International’s equity interests in McCaw International (Brazil), Ltd., the parent company of our primary Brazilian operating company. This purchase increased our ownership of our Brazilian operations from about 88% to about 92%. In May 2000, we also purchased three

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Chilean specialized mobile radio companies from Motorola International. We paid Motorola International an aggregate purchase price of about $77.7 million in cash for the acquisitions in Peru, Brazil and Chile.

      In July 2000, we entered into a purchase, release and settlement agreement with the minority stockholders in McCaw International (Brazil). Under that agreement, on August 4, 2000, we made a cash payment to the minority stockholders totaling $146.0 million, received all of the equity interests held by the minority stockholders in McCaw International (Brazil) and exchanged mutual releases with the minority stockholders. In addition, all pending court disputes between us and one of the minority stockholders were permanently dismissed. For a description of these disputes, see notes 2 and 9 in our 1999 Annual Report on Form 10-K. As a result, we increased our ownership interest in both our primary Brazilian operating company and its parent to 100%. Additionally, all rights of the minority stockholders in McCaw International (Brazil), including their rights to put their equity interests to us beginning in October 2001, were terminated.

      In August 2000, we purchased from Cordillera Communications Corporation all of its equity ownership in several specialized mobile radio companies in Chile and Peru. At closing, we paid $26.0 million of the total purchase price of about $66.5 million. The remaining $40.5 million will be paid within the next two years, subject to reduction by up to $14.0 million if we are unable to obtain, on or before August 2002, the regulatory relief necessary to provide integrated digital mobile services in Chile.

      In August 2000, we entered into an agreement with Gallyas S.A. and its affiliates to acquire specialized mobile radio channels in Chile. The purchase price for the acquisition is payable partially in cash of up to $8.2 million and partially in shares of a new Chilean company which will hold our Chilean operations. Upon completion of the acquisition, we will own 87% of this new company. Completion of the acquisition is subject to, among other things, receipt of the regulatory relief necessary for us to provide integrated digital mobile services in Chile and regulatory approval of the transfer of the channels to us.

      Mexico. In July 2000, our Mexican operating company entered into two license purchase agreements with two separate entities for an aggregate amount of about $19.0 million. The closing of these acquisitions is subject to conditions including regulatory approvals that may delay or prevent these acquisitions from taking place. In September 2000, our Mexican operating company acquired additional licenses from another entity for about $8.1 million. For information regarding additional acquisitions, see note 7.

      Philippines. In July 2000, we increased our direct and indirect ownership interests in our Philippine operating company from about 38% to about 51% by purchasing some of the minority owners’ equity interests for about $9.8 million. As a result of this transaction, we began consolidating our Philippine operating company late in the third quarter of 2000. This acquisition was accounted for under the purchase method. As the purchase price has currently been allocated on a preliminary basis, further adjustments may be necessary.

      Shanghai, People’s Republic of China. As a result of recent changes to the regulatory environment in China, a joint venture in which we owned a 30% interest terminated an agreement with China United Telecommunications Corporation. The joint venture is Shanghai CCT-McCaw Telecommunications Systems Co., Ltd. Under this agreement, we had the right to share in the profits of a cellular network in Shanghai. In consideration for entering into this termination agreement, Shanghai CCT-McCaw received about $61.3 million in cash, and we and the other joint venture participants received warrants to purchase shares of China United Telecommunications stock. We also received a reimbursement of $7.5 million for advances we previously made to Shanghai CCT-McCaw. On September 29, 2000, the joint venture was formally dissolved, and we received about $9.6 million in cash, representing our pro rata equity percentage interest in the joint venture. As a result, we recorded a gain of about $5.9 million in the third quarter of 2000, which is included in other, net in our statement of operations.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.  Long-term Debt.

	September 30,	December 31,
	2000	1999

	(in thousands)

13.0% senior redeemable discount notes due 2007, net of unamortized discount of $181,375 and $252,323	$770,088	$699,140

12.125% senior serial redeemable discount notes due 2008, net of unamortized discount of $188,582 and $234,280	541,418	495,720

12.75% senior serial redeemable notes due 2010, net of unamortized discount of $8,880	641,120	—

International Motorola Equipment Financing Facility	197,439	139,146

International Motorola Incremental Equipment Financing Facility	56,650	—

Brazil Motorola Equipment Financing Facility	112,500	103,757

Argentina Credit Facilities	126,880	108,330

Other	1,483	2,403

	2,447,578	1,548,496

Less current portion	(78,663)	(33,739)

	$2,368,915	$1,514,757

      International Motorola Incremental Equipment Financing Facility. On December 16, 1999, we entered into an agreement with Motorola Credit Corporation under which Motorola Credit committed to provide up to $56.6 million in incremental term loans to us. On January 6, 2000, we borrowed the full $56.6 million available under this facility to acquire infrastructure equipment and related services from Motorola. Loans under this facility mature December 31, 2001 and bear interest, payable semiannually, at variable rates based upon either the U.S. prime rate or LIBOR, the London Interbank Offered Rate. Loans under this facility are secured by a pledge of all of our shares of stock of BCT.TELUS Communications, Inc., formerly Clearnet Communications, Inc. (See note 7.) This facility and our other international Motorola equipment financing facility were amended in July 2000 to permit the offering of the 12.75% senior serial notes.

      Credit Facility Amendments. In December 1999, our Argentine operating company and the lenders under the $100.0 million secured credit facility amended the facility to modify several financial covenants applicable to the fourth quarter of 1999 and the first quarter of 2000. Loans under this facility bear interest at a rate equal to, at our option, (1) the ABR, or the Adjusted Base Rate, plus 4.0%, where ABR is the highest of the U.S. prime rate, the base CD rate plus 1.0% or the federal funds rate plus 5.0%, or (2) the Eurodollar rate plus 5.0%, where the Eurodollar rate is LIBOR multiplied by the statutory rate. As contemplated in December 1999, on June 20, 2000, in conformity with our business plan, our Argentine operating company and the lenders under the credit facility amended the facility to modify several financial covenants. As a condition to the effectiveness of those amendments, we amended the capital subscription agreement under which we contributed equity of $84.1 million to our Argentine operating company during 1999 and are now required to contribute equity of $134.5 million during 2000, $110.0 million during 2001 and $117.0 million during 2002, all subject to adjustment in case of certain events. As of September 30, 2000, we had contributed equity of $81.2 million of the $134.5 million required during 2000, and we contributed an additional $11.0 million through early November 2000. Our Argentine operating company is in compliance with all financial covenants contained in the facility, as amended. As of September 30, 2000, we had borrowed the entire $100.0 million available under this facility.

      In the second quarter of 2000, we amended and restated the equipment financing agreement between McCaw International (Brazil) and Motorola Credit to, among other things, permit McCaw International

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Brazil) to obtain a final advance under this facility and apply the proceeds to finance the purchase by McCaw International (Brazil) of Motorola equipment and services in Brazil. As of September 30, 2000, we had borrowed the entire $112.5 million available under this facility, representing the borrowing of the full $125.0 million available, net of scheduled repayments in the amount of $12.5 million. Amounts repaid are not available for future borrowings under this facility.

      12.75% Senior Serial Redeemable Notes due 2010. In August 2000, we completed the sale of $650.0 million aggregate principal amount of our 12.75% senior serial redeemable notes due 2010, generating about $623.8 million in net cash proceeds. Cash interest will be payable semiannually beginning February 1, 2001 at a rate of 12.75% per year. We may choose to redeem some or all of these notes starting August 1, 2005 at an initial redemption price of 112.75% of the aggregate principal amount of these notes, plus accrued and unpaid interest. Before August 1, 2003, we may choose to redeem up to 35% of the aggregate principal amount of the notes using the proceeds of one or more sales of qualified equity securities at 112.75% of the principal amount, plus accrued interest. Upon a change of control, as defined in the indenture for these notes, we must make an offer to repurchase all the outstanding 12.75% senior serial notes at 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The notes are senior unsecured indebtedness and rank equal in right of payment with all our other unsubordinated unsecured indebtedness. Because these notes were issued in a private placement, they may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from the registration requirements of the Securities Act of 1933. In the event that these notes are not registered with the Securities and Exchange Commission prior to February 1, 2001, additional incremental interest on the principal amount of these notes will accrue until they are registered or other requirements are met.

Note 4.  Capital Stock.

      Preferred Stock Issuance and Conversion. On April 4, 2000, we received an advance of $77.7 million from a wholly owned subsidiary of Nextel Communications. This advance was received in connection with our anticipated purchase of Motorola International’s equity interests in our Peruvian and primary Brazilian operating companies and the Chilean specialized mobile radio companies, as discussed in note 2. On June 2, 2000, we issued 777 shares of our series A exchangeable redeemable preferred stock to a wholly owned subsidiary of Nextel Communications as repayment of this intercompany advance. Additionally, on April 7, 2000, we issued 1,500 shares of our series A exchangeable redeemable preferred stock to a wholly owned subsidiary of Nextel Communications in exchange for cash proceeds of $150.0 million. Under a stock exchange agreement between us and the preferred stockholder, on June 12, 2000, all of the 5,266 shares of series A exchangeable redeemable preferred stock outstanding at that time were exchanged for 49,682,088 shares of our common stock based on the accreted value of the series A preferred stock at that date of $587.9 million. Before June 12, 2000, the series A preferred stock was not exchangeable for common stock. On June 29, 2000, we issued an additional 2,150 shares of our series A exchangeable redeemable preferred stock to a wholly owned subsidiary of Nextel Communications in exchange for cash proceeds of $215.0 million.

      Stock Splits and Reclassification. On June 12, 2000, we increased the number of authorized shares of our no par value common stock from 73,000,000 to 200,000,000, enabling us to complete a 4-for-1 common stock split.

      On October 23, 2000, we amended our articles of incorporation to authorize 2,160,037,500 shares of capital stock, reclassified our no par value common stock into class A and class B common stock, par value

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.001 per share, and converted our outstanding common stock to class B common stock, enabling us to complete a 3-for-2 common stock split. Our authorized capital stock now consists of:

•	1,500,000,000 shares of class A common stock, par value $0.001 per share;

•	650,000,000 shares of class B common stock, par value $0.001 per share;

•	12,500 shares of series A exchangeable redeemable preferred stock, par value $10.00 per share;

•	25,000 shares of series B redeemable preferred stock, par value $10.00 per share; and

•	10,000,000 shares of undesignated preferred stock, par value $.001 per share.

Information presented throughout these financial statements and related notes has been adjusted to reflect both the 4-for-1 common stock split and the 3-for-2 common stock split.

      Employee Stock Option Plan. On May 25, 2000, we granted options to purchase 10,452,750 shares of common stock to employees and advisors at an exercise price of $11.83 per common share. The options granted expire ten years subsequent to award. Each grant becomes exercisable with respect to 50% of the shares of common stock covered by the grant on the second anniversary of the date of grant and with respect to 25% of the shares of common stock covered by the grant on each of the third and fourth anniversaries of the date of grant for so long as the optionee remains in our continuous employ. However, in the event of an initial public offering or change of control, as defined in the plan, prior to the first anniversary of the date of grant, 25% of the shares of common stock covered by the grant become exercisable on each of the first four anniversaries of the date of grant for so long as the optionee remains in our continuous employ. In the event of an initial public offering or change of control, as defined in the plan, on or after the first anniversary of the date of grant but prior to the second anniversary of the date of grant, 25% of the shares of common stock covered by the grant become exercisable on the first to occur of the initial public offering or change of control, as defined in the plan, and 25% of the shares of common stock covered by the grant become exercisable on each of the second, third and fourth anniversaries of the date of grant for so long as the optionee remains in our continuous employ.

      On June 12, 2000, our board of directors approved the new incentive equity plan that was adopted by the plan administration committee on May 25, 2000. The plan provides for awards of option rights, appreciation rights, restricted shares, deferred shares and performance shares to our nonaffiliate directors, our officers, including officers who are members of our board of directors, and other key employees, consultants and advisors with respect to 30,000,000 shares of common stock. Options to purchase shares of common stock may be at prices equal to or greater than market price on the date of grant. If an option holder’s employment is involuntarily terminated within one year after the effective date of a change of control of Nextel International, then that holder’s unvested options and other equity awards will immediately vest or otherwise become payable, subject to some limitations.

      Initial Public Offering. On August 17, 2000, we announced that we had filed a registration statement with the Securities and Exchange Commission for a proposed initial public offering of our class A common stock.

Note 5.  Commitments and Contingencies.

      On August 14, 2000, we and some of our operating companies entered into equipment purchase agreements with Motorola, Inc. Under these agreements, Motorola will provide us with infrastructure equipment and services. We and Motorola have also agreed to warranty and maintenance programs and specified indemnity arrangements. In addition, under some circumstances, we have agreed to purchase at least

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

50% of our infrastructure equipment from Motorola. These agreements also contain other minimum purchase commitments that, if not met, subject us to penalties based on a percentage of the commitment shortfall.

Note 6.  Segment Reporting.

      We operate in four reportable segments: (1) Brazil, (2) Mexico, (3) Argentina and (4) Peru. The operations of all other businesses that fall below the reporting thresholds are included in the “Corporate and Other” segment below, which include the Chilean companies purchased in May and August 2000, our Philippine operating company, which we began consolidating late in the third quarter of 2000, and the corporate entity which holds equity investments in Japan. We evaluate performance of these segments and allocate resources to them based on losses before interest, taxes, depreciation and amortization and other nonoperating charges, referred to as segment losses. Intercompany eliminations have been included in Corporate and Other.

					Corporate
	Brazil	Mexico	Argentina	Peru	and Other	Consolidated

	(in thousands)

For the Nine Months Ended September 30, 2000

Operating revenues	$60,650	$66,045	$52,001	$16,510	$1,952	$197,158

Segment losses	$(31,484)	$(25,831)	$(12,010)	$(9,877)	$(21,124)	$(100,326)

Depreciation and amortization	(35,163)	(23,051)	(32,142)	(7,573)	(4,491)	(102,420)

Interest (expense) income, net	(11,650)	133	(10,489)	(1,587)	(138,324)	(161,917)

Equity in losses of unconsolidated affiliates	—	—	—	—	(30,573)	(30,573)

Foreign currency transaction gains (losses), net	7,073	2,215	(1)	21	(710)	8,598

Minority interest in losses of subsidiaries	3,721	—	—	2,783	—	6,504

Other, net	(2,633)	(1,262)	(842)	206	4,895	364

Loss before income tax provision	$(70,136)	$(47,796)	$(55,484)	$(16,027)	$(190,327)	$(379,770)

Capital expenditures	$163,768	$110,458	$68,949	$41,616	$8,066	$392,857

For the Nine Months Ended September 30, 1999

Operating revenues	$24,067	$15,342	$27,669	$2,027	$—	$69,105

Segment losses	$(54,879)	$(21,831)	$(30,484)	$(9,359)	$(11,648)	$(128,201)

Depreciation and amortization	(29,412)	(18,891)	(23,259)	(4,276)	(4,857)	(80,695)

Interest (expense) income, net	(3,729)	(295)	(8,367)	(182)	(109,820)	(122,393)

Equity in losses of unconsolidated affiliates	—	—	—	—	(20,819)	(20,819)

Foreign currency transaction losses, net	(57,086)	(294)	(8)	(532)	(2,625)	(60,545)

Minority interest in losses of subsidiaries	12,277	—	—	4,284	—	16,561

Other, net	(1,261)	870	(331)	40	(729)	(1,411)

Loss before income tax provision	$(134,090)	$(40,441)	$(62,449)	$(10,025)	$(150,498)	$(397,503)

Capital expenditures	$33,996	$22,628	$46,711	$14,289	$4,785	$122,409

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Corporate
	Brazil	Mexico	Argentina	Peru	and Other	Consolidated

	(in thousands)

For the Three Months Ended September 30, 2000

Operating revenues	$25,535	$30,105	$20,654	$8,267	$1,797	$86,358

Segment losses	$(10,397)	$(8,898)	$(4,402)	$(2,142)	$(6,985)	$(32,824)

Depreciation and amortization	(12,325)	(8,221)	(10,455)	(3,157)	(3,079)	(37,237)

Interest (expense) income, net	(3,346)	6	(3,717)	(718)	(53,029)	(60,804)

Equity in losses of unconsolidated affiliates	—	—	—	—	(13,289)	(13,289)

Foreign currency transaction gains (losses), net	1,087	2,150	(1)	131	(691)	2,676

Other, net	(1,949)	(1,232)	(205)	9	5,647	2,270

Loss before income tax provision	$(26,930)	$(16,195)	$(18,780)	$(5,877)	$(71,426)	$(139,208)

Capital expenditures	$49,720	$34,163	$30,656	$18,495	$7,139	$140,173

For the Three Months Ended September 30, 1999

Operating revenues	$8,024	$6,480	$11,795	$1,046	$—	$27,345

Segment losses	$(15,440)	$(6,794)	$(6,692)	$(2,858)	$(3,883)	$(35,667)

Depreciation and amortization	(7,434)	(6,578)	(9,876)	(2,141)	(2,784)	(28,813)

Interest (expense) income, net	(1,776)	86	(3,369)	(72)	(37,869)	(43,000)

Equity in losses of unconsolidated affiliates	—	—	—	—	(9,299)	(9,299)

Foreign currency transaction losses, net	(14,238)	(25)	(5)	(117)	(296)	(14,681)

Minority interest in losses of subsidiaries	1,389	—	—	1,873	—	3,262

Other, net	(1,095)	75	(451)	(30)	(235)	(1,736)

Loss before income tax benefit	$(38,594)	$(13,236)	$(20,393)	$(3,345)	$(54,366)	$(129,934)

Capital expenditures	$8,383	$8,192	$8,188	$3,937	$1,490	$30,190

As of September 30, 2000

Property, plant and equipment, net	$362,334	$235,859	$170,393	$89,789	$69,838	$928,213

Identifiable assets	$792,759	$555,088	$308,116	$142,561	$1,176,050	$2,974,574

As of December 31, 1999

Property, plant and equipment, net	$216,385	$131,320	$130,428	$54,956	$6,366	$539,455

Identifiable assets	$419,460	$410,510	$248,959	$80,444	$522,419	$1,681,792

Note 7.  Subsequent Events.

      Mexican Acquisitions. In October 2000, our Mexican operating company entered into an agreement with an entity in Mexico to purchase additional spectrum for a purchase price of about $5.5 million. The closing of this acquisition is subject to conditions, including regulatory approvals, that may delay or prevent it from taking place. In November 2000, our Mexican operating company purchased licenses and telecommunications assets from Infra Mobil, S.A. de C.V. for a purchase price of $110.5 million. These acquisitions are intended to help consolidate and significantly expand our spectrum position in Mexico in key cities in which we currently operate, as well as in new service areas.

      Acquisition of Clearnet Communications, Inc. by BCT.TELUS Communications, Inc. In October 2000, BCT.TELUS acquired Clearnet, a publicly traded Canadian company in which we owned about a 14% equity interest, for cash and stock. BCT.TELUS is a telecommunications company that, prior to its acquisition of

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Clearnet, provided wireline, wireless data and internet communications services primarily in Western Canada. Under agreements among us, BCT.TELUS and Clearnet, we exchanged all of our Clearnet stock for non-voting shares of BCT.TELUS. We have entered into a lock-up agreement with BCT.TELUS under which we have agreed not to dispose of any of our BCT.TELUS shares until October 2001, subject to certain exceptions. In exchange for our 8.4 million shares of Clearnet, we received 13.7 million shares of BCT.TELUS, representing about 4.8% of the ownership interest in BCT.TELUS. In accordance with EITF Issue No. 91-5, “Nonmonetary Exchange of Cost Method Investments,” we will record a pre-tax gain of about $239.5 million in the fourth quarter of 2000 related to this transaction. In accordance with FASB Statement No. 115, the shares of BCT.TELUS will be recorded at their then current market value in our financial statements. In addition, as a result of this transaction and the terms of a tax sharing agreement that we entered into in 1997 with Nextel Communications, we have a liability to Nextel Communications of about $84.7 million. In the past, our liabilities under the tax sharing agreement have been repaid by the issuance of additional series A exchangeable redeemable preferred stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview.

      The following is a discussion of our condensed consolidated financial condition and results of operations for the nine- and three-month periods ended September 30, 2000 and 1999. This discussion also addresses significant factors that could affect our prospective financial condition and results of operations and should be read in conjunction with our 1999 Annual Report on Form 10-K. Historical results may not indicate future performance. See “Forward Looking Statements.”

      We provide wireless communications services targeted at meeting the needs of business customers in selected international markets. Our principal operations are in major business centers and related transportation corridors of Brazil, Mexico, Argentina and Peru. We have recently expanded our wireless coverage in Latin America by purchasing companies with specialized mobile radio licenses in Chile. In addition to our wholly owned Latin American operations, we own, directly and indirectly, a majority interest in a digital mobile services provider in the Philippines and minority interests in digital mobile services providers in Japan and Canada. We refer to all of these companies as our operating companies.

      To provide our digital mobile services, we use a single transmission technology called integrated digital enhanced network, or iDEN®, developed by Motorola. This technology allows us to use our spectrum more efficiently and offer multiple wireless services integrated on one digital subscriber unit.

      Our digital mobile services are provided on 800 MHz spectrum holdings in Latin America, the Philippines and Canada and on 1.5 GHz spectrum holdings in Japan. Our customers may roam throughout the iDEN 800 MHz markets we currently serve, as well as those of our parent, Nextel Communications Inc. and its affiliates, that also use iDEN 800 MHz technology in the United States. To further enhance our roaming services, during the second quarter of 2000, we launched Nextel WorldwideSM with the introduction of the i2000™ digital subscriber unit. The i2000 is a digital dual-mode subscriber unit manufactured by Motorola that operates on networks using either iDEN 800 MHz or Global System for Mobile Communications, or GSM, 900 MHz technologies. This service allows our customers to roam internationally when traveling between our markets and other cities or countries in which either iDEN 800 MHz or GSM 900 MHz networks are operating and which are covered by our roaming arrangements.

      The table below provides an overview of our total and proportionate share of digital subscriber units in service as of September 30, 2000 and 1999 based on our ownership interests in effect at each date. For purposes of the table, total digital subscriber units in service represents all digital subscriber units in use on the digital mobile networks of each of our operating companies. Proportionate digital subscriber units in service represents our proportionate share of that total, based on our percentage equity ownership interest of the operating company in the relevant country. The table also provides our pro forma total and proportionate share of digital subscriber units in services as of September 30, 2000, giving effect to the recent change of our ownership interest in our Canadian investment. We intend to report our digital subscriber unit net additions during the fourth quarter using the pro forma third quarter ending digital subscriber units in service as a starting point.

	Total Digital		Proportionate Digital		Pro Forma	Pro Forma
	Subscriber Units		Subscriber Units		Total	Proportionate
					Digital	Digital
	September 30,	September 30,	September 30,	September 30,	Subscriber	Subscriber
Country	2000	1999	2000	1999	Units	Units

					September 30, 2000

Brazil	262	102	262	90	262	262

Mexico	172	46	172	46	172	172

Argentina	111	52	111	52	111	111

Peru	55	12	55	8	55	55

Chile	—	—	—	—	—	—

Total Latin America	600	212	600	196	600	600

Philippines	39	25	20	9	39	20

Japan	49	43	16	9	49	16

Canada	731	465	104	73	2,013	96

China	—	266	—	32	—	—

Total	1,419	1,011	740	319	2,701	732

      In April 2000, Brazil’s telecommunications regulatory agency issued new regulations relating to the provision of wireless communications services in Brazil. As a result of the regulations, Brazil has opened its markets to wider competition in the mobile wireless segment in which we operate. These new regulations have relaxed restrictions that significantly limited the ability of our Brazilian operations to provide digital mobile services to all potential business customer groups. They have also allowed our Brazilian operations to be more responsive to their customers’ demands and needs for mobile wireless communications services.

      In September 2000, new regulations were adopted relating to the provision of wireless communications services in Argentina, including specialized mobile radio services. As a result, Argentina is expected to open its markets to wider competition in the mobile wireless communications segment in which we operate.

Results of Operations.

      Our consolidated financial statements include the accounts of our wholly owned and majority owned operating companies. We use the equity method to account for unconsolidated investments in companies in which we exercise significant influence over operating and financial policies, but do not have control.

      We own 100% of our operating companies in Brazil, Mexico, Argentina, Peru and Chile. As a result of our recent additional investment in our Philippine operating company, we began consolidating the results of this company beginning in the third quarter of 2000. Because we have significant influence, but not control, over the business and financial affairs of our Japanese operating company, we account for its operations under the equity method. Due to a lower equity ownership interest in our Canadian operating company, we do not exercise significant influence over this company’s operations and business strategy. Accordingly, we account for this investment as a marketable security.

      The accounts of our consolidated non-U.S. subsidiaries and our non-U.S. affiliated entity accounted for under the equity method are presented utilizing accounts as of a date one month earlier than the accounts of our U.S. subsidiaries to ensure timely reporting of consolidated results.

      We deliver our wireless services through digital subscriber units. Our operating revenues and the variable component of our selling expenses are primarily driven by the number of digital subscriber units in service and not necessarily by the number of customers, as one customer may purchase one or many digital subscriber units.

      Operating revenues primarily include monthly access charges for digital interconnect services and digital two-way radio service, charges for airtime and digital two-way radio usage in excess of plan minutes, and long distance charges derived from calls placed by our customers.

      Cost of revenues consists primarily of costs of interconnection with local exchange carrier facilities and direct switch and transmitter and receiver site costs, such as property taxes, insurance costs, rent for the network switches and sites and utility costs, including electricity, used to operate our digital mobile networks. Interconnection costs have fixed and variable components. The fixed component of interconnection costs consists of monthly flat-rate fees for facilities leased from local exchange carriers. The variable component of interconnection costs, which fluctuates in relation to the level of wireless calls, generally consists of per-minute use fees charged by wireline and wireless providers for wireless calls terminating on their networks.

     Operating Revenues.

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	September 30,	Operating	September 30,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

	(dollars in thousands)
Nine Months Ended

Operating revenues	$197,158	100%	$69,105	100%	$128,053	185%

Brazil	60,650	31%	24,067	35%	36,583	152%

Mexico	66,045	34%	15,342	22%	50,703	330%

Argentina	52,001	26%	27,669	40%	24,332	88%

Peru	16,510	8%	2,027	3%	14,483	715%

Corporate & Other	1,952	1%	—	—	1,952	NM
Three Months Ended

Operating revenues	$86,358	100%	$27,345	100%	$59,013	216%

Brazil	25,535	29%	8,024	29%	17,511	218%

Mexico	30,105	35%	6,480	24%	23,625	365%

Argentina	20,654	24%	11,795	43%	8,859	75%

Peru	8,267	10%	1,046	4%	7,221	690%

Corporate & Other	1,797	2%	—	—	1,797	NM

NM-Not Meaningful

     Operating revenues increased primarily as a result of a 182% growth in the number of our digital subscriber units in service during the first nine months of 2000 as compared to the first nine months of 1999. The number of digital subscriber units in service of our consolidated subsidiaries in Latin America increased from about 212,400 at September 30, 1999 to about 600,000 at September 30, 2000. This increase is primarily attributable to our Brazilian and Mexican operating companies. Digital subscriber unit growth across our Latin American markets is the result of a number of factors, principally:

•	the expansion of coverage in those markets;

•	a continued emphasis on increasing brand awareness, primarily through increased advertising;

•	an increased number of indirect distributors;

•	the introduction of new products and services, such as international roaming services; and

•	the launch of digital interconnect service in Peru during June 1999. Before June 1999, only digital two-way radio service was available from our Peruvian operating company. We believe the potential customer base expanded significantly with the addition of interconnect service.

      The following factors also contributed to the growth in operating revenues and have generated higher average monthly revenues per digital subscriber unit:

•	the establishment of the calling party pays program in Argentina in May 1999, resulting in additional revenue from fees paid by non-subscribers placing calls to our subscribers in Argentina;

•	the introduction of digital interconnect service in Peru during June 1999, which has generated higher service revenues per digital subscriber unit than the digital two-way radio service previously available;

•	a shift in our customer use patterns away from use of digital two-way radio only to full use of our integrated services, across all our Latin American markets with a corresponding increase in total minutes of use of our digital interconnect services; and

•	introduction of new monthly service plans, primarily in Mexico.

     Cost of Revenues.

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	September 30,	Operating	September 30,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

	(dollars in thousands)
Nine Months Ended

Cost of revenues	$52,069	26%	$29,503	43%	$22,566	76%

Brazil	18,473	9%	11,682	17%	6,791	58%

Mexico	15,450	8%	6,468	9%	8,982	139%

Argentina	13,541	7%	10,308	15%	3,233	31%

Peru	4,094	2%	1,045	2%	3,049	292%

Corporate & Other	511	—	—	—	511	NM
Three Months Ended

Cost of revenues	$22,417	26%	$11,431	42%	$10,986	96%

Brazil	8,195	9%	4,809	17%	3,386	70%

Mexico	6,968	8%	1,882	7%	5,086	270%

Argentina	5,093	6%	4,248	16%	845	20%

Peru	1,676	2%	492	2%	1,184	241%

Corporate & Other	485	1%	—	—	485	NM

NM — Not Meaningful

      The increase in cost of revenues for the nine and three months ended September 30, 2000 over the same periods in 1999 is primarily attributable to the following factors:

•	increased variable costs related to interconnect costs on higher minutes of use; and

•	increased site ground lease costs and utilities that we incurred due to an increase of about 86% in the number of our transmitter and receiver sites placed in service from September 30, 1999 to September 30, 2000.

      Cost of revenues as a percentage of revenues decreased primarily as a result of economies of scale achieved as a result of increases in system usage and digital subscriber units placed in service during 2000.

     Selling, General and Administrative Expenses.

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	September 30,	Operating	September 30,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

	(dollars in thousands)
Nine Months Ended

Selling, general and administrative	$245,415	124%	$167,803	243%	$77,612	46%

Selling and marketing	153,878	78%	77,192	112%	76,686	99%

General and administrative	91,537	46%	90,611	131%	926	1%
Three Months Ended

Selling, general and administrative	$96,765	112%	$51,581	189%	$45,184	88%

Selling and marketing	62,017	72%	27,434	100%	34,583	126%

General and administrative	34,748	40%	24,147	89%	10,601	44%

      The increase in selling and marketing expenses during the nine and three months ended September 30, 2000 from comparable 1999 periods consisted primarily of increased costs incurred in connection with higher consolidated sales of digital subscriber units across all of our reportable segments during the nine and three months ended September 30, 2000, including:

•	$34.0 million and $13.2 million of additional advertising costs;

•	$28.8 million and $13.6 million of increased losses due to subsidies generated from increased sales of digital subscriber units and related accessories; and

•	$13.9 million and $7.8 million of increased commissions earned by employees, indirect dealers and distributors as a result of increased digital subscriber unit sales.

      The increase in general and administrative expenses during the nine and three months ended September 30, 2000 from comparable 1999 periods is primarily attributable to the following:

•	$10.4 million and $5.5 million of increased payroll and related expenses primarily attributable to our billing, collection and customer care activities to support a larger customer base; and

•	$9.1 million and $10.0 million of increased general corporate expenses, including facilities and information technology related costs to support the growth of our operations; offset by

•	$18.6 million and $4.9 million reduction of bad debt expense due to our increased focus on credit and collection activities.

      The aggregate amount of selling, general and administrative expenses are expected to increase as a result of a number of factors, including but not limited to:

•	continuing aggressive advertising and marketing campaigns;

•	increasing sales and marketing, customer care and back-office support staffing; and

•	increasing aggregate amounts of digital subscriber unit subsidies as we sell additional digital subscriber units and related accessories.

     Depreciation and Amortization.

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	September 30,	Operating	September 30,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

	(dollars in thousands)
Nine Months Ended

Depreciation and amortization	$102,420	52%	$80,695	117%	$21,725	27%

Depreciation	80,790	41%	60,700	88%	20,090	33%

Amortization	21,630	11%	19,995	29%	1,635	8%
Three Months Ended

Depreciation and amortization	$37,237	43%	$28,813	105%	$8,424	29%

Depreciation	28,732	33%	22,176	81%	6,556	30%

Amortization	8,505	10%	6,637	24%	1,868	28%

      Depreciation and amortization increased primarily due to increased depreciation as a result of placing additional transmitter and receiver sites into service in existing markets to improve and enhance coverage of our digital mobile networks. System assets relating to the development and expansion of our digital mobile networks represent the largest portion of our capital expenditures during each period. Depreciation begins when system assets are placed into service in the relevant markets. Depreciation is expected to increase as we place additional transmitter and receiver sites and switches into service.

     Segment Losses, Interest Expense, Interest Income and Other.

					Increase
		% of		% of	(Decrease) from
		Consolidated		Consolidated	Previous Year
	September 30,	Operating	September 30,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

	(dollars in thousands)
Nine Months Ended

Segment losses	$100,326	51%	$128,201	186%	$(27,875)	(22)%

Brazil	31,484	16%	54,879	79%	(23,395)	(43)%

Mexico	25,831	13%	21,831	32%	4,000	18%

Argentina	12,010	6%	30,484	44%	(18,474)	(61)%

Peru	9,877	5%	9,359	14%	518	6%

Corporate and other	21,124	11%	11,648	17%	9,476	81%

Interest expense	176,677	90%	127,676	185%	49,001	38%

Interest income	14,760	7%	5,283	8%	9,477	179%

Equity in losses of unconsolidated affiliates	30,573	16%	20,819	30%	9,754	47%

Foreign currency transaction gains (losses), net	8,598	4%	(60,545)	(88)%	69,143	114%

Minority interest in losses of subsidiaries	6,504	3%	16,561	24%	(10,057)	(61)%
Three Months Ended

Segment losses	$32,824	38%	$35,667	130%	$(2,843)	(8)%

Brazil	10,397	12%	15,440	56%	(5,043)	(33)%

Mexico	8,898	10%	6,794	25%	2,104	31%

Argentina	4,402	5%	6,692	25%	(2,290)	(34)%

Peru	2,142	3%	2,858	10%	(716)	(25)%

Corporate and other	6,985	8%	3,883	14%	3,102	80%

Interest expense	70,017	81%	45,456	166%	24,561	54%

Interest income	9,213	11%	2,456	9%	6,757	275%

					Increase
		% of		% of	(Decrease) from
		Consolidated		Consolidated	Previous Year
	September 30,	Operating	September 30,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

	(dollars in thousands)

Equity in losses of unconsolidated affiliates	13,289	15%	9,299	34%	3,990	43%

Foreign currency transaction gains (losses), net	2,676	3%	(14,681)	(54)%	17,357	118%

Minority interest in losses of subsidiaries	—	—	3,262	12%	(3,262)	(100)%

      We define segment losses as losses before interest, taxes, depreciation and amortization and other nonoperating charges. We incurred segment losses across all of our consolidated subsidiaries during the nine and three month periods ended September 30, 2000 and 1999. Segment losses in Brazil and Argentina have decreased for the nine and three months ended September 30, 2000 as a result of increases in operating revenues due to an increase in digital subscriber units in service and reductions in bad debt expense in both markets. Segment losses in Mexico increased for the nine and three months ended September 30, 2000 and 1999 primarily as a result of increased advertising costs and losses due to subsidies generated from increased sales of digital subscriber units, which were partially offset by higher operating revenues. Segment losses in Peru remained relatively flat for the nine and three months ended September 30, 2000 and 1999, primarily because higher service revenues were offset by losses due to subsidies generated from increased sales of digital subscriber units. The segment losses for corporate and other increased for the nine and three months ended September 30, 2000 and 1999 due to increased personnel, facilities and general corporate expenses primarily reflecting increased staffing for support activities required to serve a larger customer base. We expect these segment losses to continue for the next several years while we expand our digital mobile networks and business activities, grow our subscriber base and strengthen the support systems necessary to service our growing number of subscribers.

      The increase in interest expense for the nine and three months ended September 30, 2000 from the comparable periods in 1999 resulted from the issuance of our 12.75% senior serial notes on August 1, 2000, as well as higher levels of outstanding debt under our bank and credit facilities. We used this debt to finance our current expansion and enhancement of digital mobile network coverage in our Latin American markets.

      The increase in interest income for the nine and three months ended September 30, 2000 from the comparable periods in 1999 is primarily due to higher average outstanding cash balances as a result of $442.7 million in proceeds received from the issuance of our series A exchangeable redeemable preferred stock during the second quarter of 2000 and $623.8 million in net proceeds received from the issuance of our 12.75% senior serial notes in August 2000.

      The increase in equity in losses of unconsolidated affiliates for the nine and three months ended September 30, 2000 from the comparable periods in 1999 is attributable to increased operating losses incurred by our Philippine operating company, prior to consolidation, and by our Japanese operating company.

      The foreign currency transaction gain for the nine and three months ended September 30, 2000 is due primarily to the strengthening of the Brazilian real relative to the U.S. dollar during 2000. The foreign currency transaction loss for the nine and three months ended September 30, 1999 is primarily due to the weakening of the Brazilian real during the early part of 1999.

      The decrease in minority interest in losses of subsidiaries for the nine and three months ended September 30, 2000 from the comparable periods in 1999 is attributable to the purchase of minority stockholders’ interests in our Brazilian and Peruvian operating companies.

Liquidity and Capital Resources.

      Working capital increased by $309.9 million to $291.6 million at September 30, 2000 compared to a working capital deficit of $18.3 million at December 31, 1999. This change is primarily attributable to the increase in cash and cash equivalents resulting from our receipt of $623.8 million in net proceeds generated by the issuance of our 12.75% senior serial redeemable notes, as well as our receipt of $442.7 million in net proceeds generated by the issuance of our series A exchangeable preferred stock in the second quarter of 2000. This working capital increase was offset by the utilization of a portion of the proceeds to fund capital expenditures and additional investments in consolidated subsidiaries.

      We incurred losses attributable to common stockholders of $440.1 million for the nine months ended September 30, 2000. The operating expenses and capital expenditures associated with developing, enhancing and operating our digital mobile networks have more than offset our operating revenues. Our operating expenses, debt service obligations and anticipated capital expenditures are expected to continue to more than offset operating revenues for the next several years. We have consistently used external sources of funds, primarily from debt incurrences and from the issuance of our series A exchangeable redeemable preferred stock to a wholly owned subsidiary of Nextel Communications, to fund operations, capital expenditures, acquisitions and other non-operating needs.

     Cash Flows.

      Net cash used in operating activities for the nine months ended September 30, 2000 decreased by $46.2 million as compared to net cash used in operating activities for the nine months ended September 30, 1999. The decrease is due primarily to arrangements entered into with Motorola in the second quarter of 1999 providing extended payment terms for purchases of digital subscriber units.

      Capital expenditures to fund the continued expansion and enhancement of our digital mobile networks represent the largest portion of our funds used for investing activities. Cash payments for capital expenditures increased $167.0 million to $277.3 million for the nine months ended September 30, 2000. The increase in capital expenditures is part of our strategy to focus on aggressive expansion and enhancement of digital mobile network coverage in our Latin American markets, primarily in Brazil, Mexico and Argentina. During the first nine months of 2000, we used $252.5 million of cash to increase our ownership interests in our Brazilian and Peruvian operating companies and to acquire companies with specialized mobile radio licenses in Peru and Chile. During the nine months ended September 30, 2000, we used net cash of $122.1 million to purchase short-term investments.

      Net cash provided by financing activities for the nine months ended September 30, 2000 consists primarily of $641.0 million from the issuance of debt securities, as well as $442.7 million from the issuance of series A exchangeable redeemable preferred stock to a wholly owned subsidiary of Nextel Communications and $75.2 million from borrowings under vendor credit facilities, offset by repayment of $13.4 million of long-term debt and payment of $16.8 million in deferred financing costs.

     Future Capital Needs and Resources.

      Our strategy is focused on aggressive expansion and improvement of digital mobile coverage in our Latin American markets, expansion into new markets and continued support and development in our investment positions in Asia. Our business plan, which has been developed based on this strategy, is designed to improve digital subscriber unit growth, revenues and other key financial performance measurements. We have already begun to take the actions necessary to achieve our business plan. These actions include:

•	improving digital mobile network coverage within our existing markets in Latin America;

•	expanding our digital mobile network service to reach new areas in Latin America;

•	improving brand awareness;

•	introducing innovative pricing plans;

•	working closely with industry associations and local government offices to eliminate anti-competitive and anti-consumer regulations;

•	developing new and strengthening existing distribution channels; and

•	introducing new products and services.

      Our business plan has been developed in anticipation of the continuing acceleration of the growth, and continuing improvements in the financial and operating performance, of our digital mobile networks. Accordingly, we expect that anticipated cash expenditures during the remainder of 2000 and 2001 will be focused on the following items:

•	capital expenditures to continue to expand and improve digital mobile network coverage in existing or targeted future markets, primarily in Latin America;

•	acquisition of additional spectrum to support entry into new digital mobile network markets and to support increased network capacity and reduce future network construction expenditures in some of our existing digital mobile network markets;

•	debt service requirements; and

•	working capital requirements.

      Based on our assessment of the business activity and related cash needs of our operating companies, we believe that our available cash on hand and borrowings expected to be available under our existing financing agreements, will be sufficient to continue our operations through the end of 2000. This conclusion is based on:

•	our $602.0 million of available cash, cash equivalents and short-term investments and the anticipated continued availability of about $50.7 million of borrowing capacity under our existing financing facilities at September 30, 2000;

•	the remaining $53.3 million of equity contributions due in the fourth quarter of 2000 to our Argentine operating company; and

•	the anticipated continuation for the balance of 2000 of arrangements providing extended payment terms for purchases of subscriber units under agreements with Motorola.

      Beginning in 2001, we expect that we will need to obtain additional funding to meet the anticipated cash needs associated with implementing our business plan. In making this assessment, we have also considered the increase in our cash needs attributable to potential acquisitions that are already subject to binding agreements or those which we are currently negotiating, including:

•	the remaining payment of up to $40.5 million to purchase all of Cordillera Communications Corporation’s equity interests in several specialized mobile radio companies in Chile and Peru;

•	the payment of up to $8.2 million in cash to purchase additional licenses in Chile from Gallyas S.A. and its affiliates; and

•	the payment of about $24.5 million in connection with our purchases of additional spectrum in Mexico.

      On August 17, 2000, we announced that we had filed a registration statement with the Securities and Exchange Commission for proposed initial public offering of our class A common stock. However, we cannot be sure that the initial public offering will occur or when it will occur or that it will provide sufficient funds to support our business plan. In the event that the initial public offering of our class A common stock is not completed or is not completed in a timely manner or if it does not provide us with sufficient net proceeds to fund our cash needs, we would expect to explore private sales of equity or debt securities to third parties or additional issuances of capital stock to Nextel Communications.

      We have called upon Nextel Communications to provide us with significant financial support in the past, particularly during 2000. In the future, if we are unable to obtain necessary funding from other sources, we may seek additional financing from Nextel Communications. However, Nextel Communications has no legal obligation to make any additional equity investments or to otherwise advance any other funds to us. In addition to the absence of any legal obligation of Nextel Communications to provide funding to us, some of the agreements to which Nextel Communications currently is a party may restrict the amount available to Nextel Communications and its relevant subsidiaries for specified purposes including investments in and advances to us. If we are unable to obtain the capital we require to implement our business plan, or to obtain it on acceptable terms and in a timely manner, we would attempt to take appropriate responsive actions to tailor our activities to our available financing, including making revisions to our business plan to accommodate the reduced funding.

      The availability of borrowings under our financing agreements is subject to conditions and limitations, but those conditions may not be met at the times that we need to access borrowings under the relevant facilities. The terms of our financing agreements also require us to maintain compliance at specified times with various operating and financial covenants or ratios, which become more stringent over time. Any failure to meet these covenants or ratios could have adverse effects on us and our ability to implement our current business plan, such as making future borrowings under those agreements unavailable or requiring repayment of amounts previously borrowed under those agreements before their currently scheduled maturities. In addition, our capital needs and our ability to adequately address those needs through existing or any potential debt or equity funding sources are subject to a variety of factors that cannot presently be predicted with certainty. These factors include, among others, the commercial success of our digital mobile networks, the amount and timing of our capital expenditures and operating losses and the volatility and demand of the debt and equity markets.

      We have had and may in the future have discussions with third parties regarding potential acquisitions of, or equity investments in, those third parties or wireless communications businesses or assets owned by them. Consideration of these potential acquisitions and investments is part of our proactive approach to expanding coverage in our principal target markets in Latin America and also could represent financially attractive or strategically desirable investment opportunities elsewhere. At this time, other than the existing arrangements that have been completed or are disclosed in this quarterly report, we have no material binding commitments or understandings with any third parties that would require us to purchase an interest in or otherwise make any investment in or financial commitment to any new ventures. Our current expectation of cash needs and anticipated availability of related required funding during the fourth quarter of 2000 and into 2001 do not reflect the impact of any potential acquisitions or investments other than those described above. Any potential acquisitions or investments could involve significant additional funding needs in excess of those sources that we currently anticipate to be available. These activities could require us to raise additional equity or debt funding to successfully pursue, complete and realize the potential benefits of those potential acquisitions or investments.

      Our anticipated cash needs, as well as our conclusions as to the adequacy of our available sources, could change significantly if:

•	our business plans change;

•	economic conditions in any of our markets or competitive practices in the wireless communications industry, especially in Latin America, change materially from those currently prevailing or from those now anticipated; or

•	other presently unexpected circumstances are encountered that have a material effect on our cash flow and profitability.

      We have been and will continue to be sensitive to abrupt changes in the financial markets and the business environments in those countries in which we operate, and will attempt to adjust our operating and financing plans accordingly. See “Forward Looking Statements.”

Forward Looking Statements.

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

The operations and results of our wireless communications business also may be subject to the effect of other risks and uncertainties in addition to the other qualifying factors identified in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, including, but not limited to:

•	general economic conditions in Latin America and Asia and in the market segments that we are targeting for our digital mobile services;

•	the availability of adequate quantities of system network and subscriber equipment and components to meet our service deployment and marketing plans and customer demand;

•	potential currency devaluations in countries in which our operating companies conduct business;

•	the accuracy of our estimates of the impact of foreign exchange volatility in our markets as compared to the U.S. dollar;

•	substantive terms of any international financial aid package that may be made available to any country in which our operating companies conduct business;

•	future legislation or regulatory actions relating to our specialized mobile radio services, other wireless communication services or telecommunications generally;

•	the impact that economic conditions in Latin America and Asia, as well as other market conditions, may have on the volatility and availability of equity and debt financing in domestic and international capital markets;

•	the political and social conditions in the countries in which we operate, including political instability, which may affect the economies of our markets and the regulatory schemes in these countries;

•	the success of efforts to improve and satisfactorily address any issues relating to our digital mobile network performance;

•	market acceptance of our new service offerings, including Nextel Worldwide and any future digital two-way mobile data or Internet connectivity services;

•	the continued successful performance of the technology being deployed in our service areas and the success of technology to be deployed in connection with any future introduction of digital two-way mobile data or Internet connectivity services;

•	the ability to achieve and maintain market penetration and average subscriber revenue levels sufficient to provide financial viability to our digital mobile network business;

•	our ability to manage rapid growth, including our ability to timely and successfully accomplish required enhancement and expansion of our networks and scale-up of our billing, collection, customer care and similar back-room operations to keep pace with anticipated customer growth, increased system usage rates and growth in levels of accounts receivables being generated by the digital mobile network customer base;

•	access to sufficient debt or equity capital to meet our operating and financial needs;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular services and personal communications services; and

•	other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 1999 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

      We finance a portion of our operations through senior notes and bank and vendor credit facilities. These financial instruments expose us to market risks, including interest rate risk and foreign currency exchange risk. Our U.S. dollar denominated borrowings and vendor equipment financing account for about 90% of our cross currency exposure. The tenor of available hedging products is generally short-term and does not match our long-term capital flows. We are also exposed to interest rate risk due to fluctuations in the U.S. prime rate, LIBOR, Eurodollar rate and ABR. These rates are used to determine the variable rates of interest that are applicable to borrowings under our bank and vendor credit facilities.

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

      As of September 30, 2000, we held about $123.4 million of debt securities in the form of commercial paper as short-term investments. As the weighted average maturity from the date of purchase was less than four months, these short-term investments do not expose us to a significant amount of interest rate risk.

      At September 30, 2000, we held an investment in the common stock of Clearnet Communications, Inc., a publicly traded Canadian company, which had a fair value of $371.0 million. We report our investment in Clearnet at its fair market value in our financial statements. Negative fluctuations in the stock price of Clearnet exposed us to equity price risks. A 10% decline in the stock price would result in a $37.1 million decrease in the fair value of our investment in Clearnet. In October 2000, BCT.TELUS Communications, Inc. acquired Clearnet, and we received shares of BCT.TELUS, a publicly traded company, which will continue to expose us to equity price risk.

      The table below presents principal cash flows by year of maturity for our fixed and variable rate debt obligations outstanding at September 30, 2000. Fair values are determined based on quoted market prices for our senior notes and carrying value for our bank and vendor credit facilities at September 30, 2000.

      Descriptions of our senior notes and bank and vendor credit facilities are contained in note 7 to the consolidated financial statements included in our 1999 Annual Report on Form 10-K and in note 3 to our condensed consolidated financial statements presented in Item 1 of this quarterly report and should be read in conjunction with the table below. The change in the total and fair values of our long-term debt as compared to December 31, 1999 reflects the issuance of our 12.75% senior serial redeemable notes in August 2000, additional net borrowings under our existing bank and vendor credit facilities and the changes in the applicable market conditions.

	Year of Maturity

							Total Due	Fair
	2000	2001	2002	2003	2004	Thereafter	At Maturity	Value

	(U.S. dollars in thousands)

Long-Term Debt:

Fixed Rate	$186	$816	$481	$—	$—	$2,331,463	$2,332,946	$1,839,745

Average Interest Rate	14.5%	14.5%	14.5%	—	—	12.7%	12.7%

Variable Rate	$25,115	$159,228	$115,078	$115,078	$78,970	$—	$493,469	$493,469

Average Interest Rate	11.7%	11.9%	11.4%	11.4%	11.9%	—	11.8%

PART II — OTHER INFORMATION.

Item 1.  Legal Proceedings.

      We and/or our operating companies are involved in certain legal proceedings that are described in our 1999 Annual Report on Form 10-K. During the three months ended September 30, 2000, there were no material changes in the status of or developments regarding these legal proceedings, other than as discussed below.

      We entered into a purchase, release and settlement agreement dated as of July 21, 2000 with the minority stockholders in McCaw International (Brazil). Under that agreement, on August 4, 2000, we made a cash payment to the minority stockholders totaling $146.0 million, received all of the equity interests held by the minority stockholders in McCaw International (Brazil) and exchanged mutual releases with the minority stockholders. In addition, all pending court disputes between us and one of the minority stockholders were permanently dismissed. For a description of these disputes, see notes 2 and 9 in our 1999 Annual Report on Form 10-K. As a result, we increased our ownership interest in both our primary Brazilian operating company and its parent to 100%. Additionally, all rights of the minority stockholders in McCaw International (Brazil), including their rights to put their equity interests to us beginning in October 2001, were terminated.

      On October 30, 1998, under the dispute resolution provisions of the agreements with the Philippine partners, we began arbitration proceedings in Hong Kong against two of the local stockholders of our Philippine operating company. In these proceedings, we asserted that the two stockholders had failed to perform their respective contribution obligations under the agreements between the Philippine partners. We seek equitable and legal relief, including, but not limited to, compensatory damages and injunctive relief. During August 2000, we entered into a mutual release agreement with one of the local stockholders in connection with the acquisition of its interest in our Philippine operating company, which eliminated all disputes between this stockholder and us.

Item 2.  Changes in Securities and Use of Proceeds.

      (a)  Not applicable.

      (b)  Not applicable.

(c)	On August 1, 2000, we completed the issuance and sale to the placement agents in a private placement of $650 million in principal amount of our 12.75% senior serial redeemable notes due 2010. Morgan Stanley Dean Witter, Banc of America Securities LLC, Barclay’s Capital, Chase Securities Inc., Credit Suisse First Boston, Deutsche Banc Alex. Brown and Goldman, Sachs & Co. acted as principal placement agents and received about $16 million in fees in connection with the sale of these notes. These placement agents resold these notes to a limited number of qualified institutional buyers. These transactions were effected pursuant to the exemption of Section 4(2) of the Securities Act and Rule 144A and Regulation S under that act, in reliance upon the representations of the placement agents.

      (d)  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

      (a)  List of Exhibits.

Exhibit
Number	Exhibit Description

3.1	Restated Articles of Incorporation of Nextel International, Inc.
3.2	Articles of Amendment to the Restated Articles of Incorporation of Nextel International, Inc.
3.3	Restated By-laws of Nextel International, Inc.
3.4	Amendment to the Restated By-laws of Nextel International, Inc.
4.1	Indenture, dated as of August 1, 2000, by and between Nextel International, Inc. and The Bank of New York, as Trustee, relating to the 12.75% Senior Serial Redeemable Notes due 2010 (filed on August 2, 2000 as Exhibit 4.1 to our Current Report on Form 8-K dated as of August 1, 2000 and incorporated herein by reference).
4.2	Registration Rights Agreement, dated as of August 1, 2000, by and between Nextel International, Inc. and the placement agents named therein relating to the 12.75% Senior Serial Redeemable Notes due 2010 (filed on August 2, 2000 as Exhibit 4.2 to our Current Report on Form 8-K dated as of August 1, 2000 and incorporated herein by reference).
10.1	First Amendment to Secured Loan Agreement dated as of July 26, 2000 by and between Nextel International, Inc., the lenders named therein and Motorola Credit Corporation. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 14, 2000 for the quarter ended June 30, 2000 and incorporated herein by reference).
10.2	Second Amended and Restated Right of First Opportunity Agreement dated as of August 1, 2000 between Nextel International, Inc. and Nextel Communications, Inc. (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 14, 2000 for the quarter ended June 30, 2000 and incorporated herein by reference).
10.3	Form of iDEN Infrastructure Installation Services Agreement dated August 14, 2000 between Nextel International, Inc., Motorola, Inc. and each of Nextel Comunicações Ltda., Nextel Argentina S.R.L., Nextel de Mexico, S.A. de C.V., Nextel del Peru, S.A. and Nextel Communications Philippines, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K dated and filed on August 17, 2000 and incorporated herein by reference).
10.4	Form of iDEN Infrastructure Equipment Supply Agreement dated August 14, 2000 between Nextel International, Inc., Motorola, Inc. and each of Nextel Comunicações Ltda., Nextel Argentina S.R.L., Nextel de Mexico, S.A. de C.V., Nextel del Peru, S.A. and Nextel Communications Philippines, Inc. (filed as Exhibit 10.2 to the Current Report on Form 8-K dated and filed on August 17, 2000 and incorporated herein by reference).
27*	Financial Data Schedule.

*	Submitted only with the electronic filing of this document with the Securities and Exchange Commission pursuant to Regulation S-T under the Securities Act.

      (b)  Reports on Form 8-K.

(i)	Current Report on Form 8-K dated and filed on July 18, 2000 with the Securities and Exchange Commission reporting under Item 5 the announcement of our summary financial results and other data for the quarter ended June 30, 2000.

(ii)	Current Report on Form 8-K dated and filed on July 19, 2000 with the Securities and Exchange Commission reporting under Item 5 the announcement of a private placement of $500.0 million aggregate principal amount of senior serial redeemable notes due 2010 and the announcement of recent developments in our business.

(iii)	Current Report on Form 8-K dated and filed on July 25, 2000 with the Securities and Exchange Commission reporting under Item 5 the announcement of a purchase, release and settlement agreement dated July 21, 2000 with the minority stockholders in McCaw International (Brazil), Ltd.

(iv)	Current Report on Form 8-K dated and filed on July 27, 2000 with the Securities and Exchange Commission reporting under Item 5 the announcement of a private placement of $650.0 million aggregate principal amount of our 12.75% senior serial redeemable notes due 2010.

(v)	Current Report on Form 8-K dated August 1, 2000 and filed on August 2, 2000 with the Securities and Exchange Commission reporting under Item 5 the completion of a private placement of $650.0 million aggregate principal amount of our 12.75% senior serial redeemable notes due 2010.

(vi)	Current Report on Form 8-K dated and filed August 17, 2000 with the Securities and Exchange Commission reporting under Item 5 the announcement of a proposed initial public offering of our common stock and the announcement of recent developments in our business.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTEL INTERNATIONAL, INC.

By:	/s/ J. VICENTE RIOS

Date: November 14, 2000	J. Vicente Rios
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1	Restated Articles of Incorporation of Nextel International, Inc.
3.2	Articles of Amendment to the Restated Articles of Incorporation of Nextel International, Inc.
3.3	Restated By-laws of Nextel International, Inc.
3.4	Amendment to the Restated By-laws of Nextel International, Inc.
4.1	Indenture, dated as of August 1, 2000, by and between Nextel International, Inc. and The Bank of New York, as Trustee, relating to the 12.75% Senior Serial Redeemable Notes due 2010 (filed on August 2, 2000 as Exhibit 4.1 to our Current Report on Form 8-K dated as of August 1, 2000 and incorporated herein by reference).
4.2	Registration Rights Agreement, dated as of August 1, 2000, by and between Nextel International, Inc. and the placement agents named therein relating to the 12.75% Senior Serial Redeemable Notes due 2010 (filed on August 2, 2000 as Exhibit 4.2 to our Current Report on Form 8-K dated as of August 1, 2000 and incorporated herein by reference).
10.1	First Amendment to Secured Loan Agreement dated as of July 26, 2000 by and between Nextel International, Inc., the lenders named therein and Motorola Credit Corporation. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 14, 2000 for the quarter ended June 30, 2000 and incorporated herein by reference).
10.2	Second Amended and Restated Right of First Opportunity Agreement dated as of August 1, 2000 between Nextel International, Inc. and Nextel Communications, Inc. (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 14, 2000 for the quarter ended June 30, 2000 and incorporated herein by reference).
10.3	Form of iDEN Infrastructure Installation Services Agreement dated August 14, 2000 between Nextel International, Inc., Motorola, Inc. and each of Nextel Comunicações Ltda., Nextel Argentina S.R.L., Nextel de Mexico, S.A. de C.V., Nextel del Peru, S.A. and Nextel Communications Philippines, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K dated and filed on August 17, 2000 and incorporated herein by reference).
10.4	Form of iDEN Infrastructure Equipment Supply Agreement dated August 14, 2000 between Nextel International, Inc., Motorola, Inc. and each of Nextel Comunicações Ltda., Nextel Argentina S.R.L., Nextel de Mexico, S.A. de C.V., Nextel del Peru, S.A. and Nextel Communications Philippines, Inc. (filed as Exhibit 10.2 to the Current Report on Form 8-K dated and filed on August 17, 2000 and incorporated herein by reference).
27*	Financial Data Schedule.

*	Submitted only with the electronic filing of this document with the Securities and Commission pursuant to Regulation S-T under the Securities Act.