Form 10-K405
period 2000-12-31
NEXTEL INTERNATIONAL INC
filed 2001-04-02
CIK 1037016

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 333-26649

NEXTEL INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	91-1671412 (I.R.S. Employer Identification No.)

10700 Parkridge Boulevard, Suite 600 Reston, Virginia	20191 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (703) 390-5100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes        No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      The Registrant’s common equity securities are not publicly traded, and accordingly, no aggregate market value of the registrant’s common equity is available.

      On March 20, 2001, the number of shares outstanding of the registrant’s (1) class A common stock, par value $0.001 per share, was 0, and (2) class B common stock, par value $0.001 per share, was 271,024,734.

Documents Incorporated by Reference: None

NEXTEL INTERNATIONAL, INC.

NEXTEL INTERNATIONAL, INC.

PART I

Item 1.  Business

A.  Introduction

      Unless the context requires otherwise, “Nextel International,” “we,” “our” and “us” refer to the combined businesses of Nextel International, Inc. and its consolidated subsidiaries. Nextel International, was incorporated in 1996 and is a subsidiary of Nextel Communications, Inc., which owns about 99% of our outstanding common stock. Nextel Communications provides digital wireless communications services throughout the United States. Nextel Communications files periodic and other reports with the Securities and Exchange Commission under the requirements of the Securities Exchange Act of 1934. More detailed and specific information concerning Nextel Communications is contained in those reports.

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

      “Nextel,” “Nextel Direct Connect” and “Nextel Worldwide” are trademarks or service marks of Nextel Communications. “Motorola,” “iDEN,” “i2000” and “i2000plus” are trademarks or service marks of Motorola, Inc.

B.  Overview

      We provide wireless services targeted at meeting the needs of business customers in selected international markets. Our principal operations are in major business centers and related transportation corridors of Brazil, Mexico, Argentina and Peru. As part of our growth strategy, we have recently expanded our wireless coverage in Latin America by purchasing companies with analog specialized mobile radio licenses in Chile. We also own, directly and indirectly, a 59.1% interest in a digital mobile services provider in the Philippines. In addition to our Latin American and Philippine operating companies, which we refer to as our managed operating companies, we have a 4.8% non-voting interest in TELUS Corporation, a Canadian telecommunications company, and a 32.1% interest in NEXNET Co., Ltd., a digital enhanced specialized mobile radio provider in Japan.

      We use a transmission technology called integrated digital enhanced network, or iDEN, technology developed by Motorola to provide our digital mobile services on 800 MHz spectrum holdings in Latin America, the Philippines and Canada and on 1.5 GHz spectrum holdings in Japan. This technology allows us to use our spectrum more efficiently and offer multiple digital wireless services integrated on one digital handset device. We are designing our digital mobile networks to support multiple digital wireless services, including:

•	digital mobile telephone service;

•	digital two-way radio dispatch service, which is marketed as “Nextel Direct Connect” service;

•	advanced calling features, such as three-way calling, voicemail, call forwarding and additional line service;

•	international roaming capabilities, which are marketed as “Nextel Worldwide”; and

•	text and numeric paging.

      In addition, we plan to offer users in selected markets access to digital two-way mobile data beginning in mid-2001 and Internet connectivity services in the future.

      Our customers may roam throughout the iDEN 800 MHz markets we currently serve, except Japan, as well as those of our parent and its affiliates that also use iDEN 800 MHz technology. To further enhance our roaming services, during the second quarter of 2000, we launched Nextel Worldwide with the introduction of the i2000 digital handset. This digital dual-mode handset, manufactured by Motorola, operates on networks using either iDEN 800 MHz or Global System for Mobile Communications, or GSM, 900 MHz technologies. This service allows our customers to roam internationally when traveling between our markets and other cities or countries in which either iDEN 800 MHz or GSM 900 MHz networks are operating and which are covered by our roaming arrangements. We currently have about 100 roaming agreements with operators of iDEN 800 MHz and GSM 900 MHz networks in over 60 countries and territories. After we enter into roaming agreements, we and our roaming partners must undertake testing and implementation procedures before roaming can begin. In addition, each operator with whom we enter into a roaming agreement in any given country may have varying service coverage areas; some may operate in metropolitan areas while others may have nationwide service.

      The table below provides an overview of the mobile wireless voice communications systems operated by our operating companies in the countries indicated. For purposes of the table, total digital handsets in service represents all digital handsets in use on the digital mobile networks of each of the operating companies. Proportionate digital handsets in service represents our proportionate share of that total, based on our percentage equity ownership interest of the operating company in the relevant country. System type indicates whether the local wireless communications system is based on an analog specialized mobile radio system, a digital enhanced specialized mobile radio system or a personal communications services, or PCS, system.

					Proportionate
				Total Digital	Digital
	Our Interest in Our		Total	Handsets in	Handsets in
	Operating Companies		Population	Service at	Service at
	at December 31,		Covered by	December 31,	December 31,
Country	2000	System Type	Licenses	2000	2000

			(in millions)	(in thousands)

Brazil	100.0%	analog/digital	62	322	322

Mexico	100.0%	analog/digital	50	218	218

Argentina	100.0%	digital	23	134	134

Peru	100.0%	analog/digital	7	68	68

Chile	100.0%	analog	15	—	—

Total Latin America			157	742	742

Philippines	51.1%	digital	75	41	21

Total managed operating companies			232	783	763

Japan	32.1%	digital	127	50	16

Canada	4.8%	analog/digital/PCS	31	2,156	103

Total			390	2,989	882

[Additional columns below]

[Continued from above table, first column(s) repeated]

Start Date of Initial
Commercial Digital
Country	Mobile Services

Brazil	May 1998

Mexico	September 1998

Argentina	June 1998

Peru	June 1999

Chile	—

Total Latin America

Philippines	July 1998

Total managed operating companies

Japan	July 1998

Canada	October 1996

Total

We have agreed to acquire additional analog specialized mobile radio channels in Chile for cash and stock of a new Chilean operating company that will hold our Chilean operations. Upon completion of the acquisition, we estimate that we will own about 87% of this new company. Additionally, we have determined that we will not be providing additional funding to NEXNET, our non-managed Japanese operating company, and we have written off the entire amount of our investment in Japan.

      For additional information concerning our market segments, see note 13 to our audited consolidated financial statements included at the end of this report.

      In August 2000, we filed a registration statement with the Securities and Exchange Commission for a proposed initial public offering of our class A common stock. In March 2001, due to market conditions, we announced our decision to discontinue our initial public offering at that time and withdrew the registration statement. In March 2001, Nextel Communications committed to provide us with an aggregate of $750.0 million in additional funding, comprised partially of equity investments and partially of a secured loan during 2001. We currently anticipate that this $750.0 million, together with our cash balance at December 31, 2000, will provide adequate cash resources to fund our current business plan through the end of 2001. For additional information, see “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — D. Future Capital Needs and Resources.”

C.  Business Strategy

      Our principal objective is to become the leading provider of integrated digital wireless communications services to business customers in selected international markets. We believe we will distinguish ourselves from our competitors and compete successfully by:

•	Focusing on major business centers in emerging markets. We operate primarily in Latin America in markets that we believe offer favorable long-term growth prospects for wireless communications services. We believe that there are significant opportunities for growth in these markets due to relatively low wireless and wireline penetration rates and increasing income levels. In a given market, we initially focus on highly concentrated business centers such as Mexico City, São Paulo, Rio de Janeiro, Buenos Aires and Lima. These areas have high population densities and, we believe, a concentration of the country’s business users and economic activity. We intend to continue to enhance and expand our networks, to leverage our existing customer base and to continue developing innovative products and services. We believe this will allow us to capture the benefits of the projected growth in the demand for wireless services in our current markets and to increase our market share.

•	Providing a differentiated package of wireless services. We offer a package of services and features that combines multiple communications services in one digital handset. This package includes Nextel Direct Connect, which allows users to contact co-workers instantly, on a private one-to-one call or on a one-to-many group call. In addition, we offer billing based upon actual seconds of airtime after the first minute and rate plans that do not distinguish between peak and off-peak minutes. We also offer international roaming in selected iDEN 800 MHz and GSM 900 MHz markets. We believe that none of our competitors currently offers a similar package of services. We intend to continue to emphasize the differentiated features of iDEN technology and our networks. We also intend to continue to enhance our service offerings, such as expanded future availability of regional Nextel Direct Connect and wireless data services in selected markets.

•	Targeting business customers. We believe that our focus on business customers will result in higher monthly average revenue per digital handset and lower digital handset cancellations. Based on the experience of Nextel Communications in the United States, we believe business customers are more likely to recognize the advantages and value of our integrated service offerings. Further, we believe that we are the only major wireless service provider in our markets directing fully-integrated digital offerings principally to the business segment. To increase our subscriber base, our operating companies are continuing to implement marketing programs and promotions that have been proven successful in Nextel Communications’ markets in the United States.

•	Expanding and strengthening our geographic network service areas. We intend to selectively expand our coverage in those markets in which we currently operate. In addition, we may pursue new investments in high growth international markets that complement our existing operations and offer the opportunity to further our business strategy. We believe our established presence in Latin America and Asia, our strategic affiliations with Nextel Communications and Motorola and our acquisition experience will enable us to capitalize on opportunities in our existing markets, as well as selected new markets. In addition, as opportunities arise, we may also increase our ownership of those operating companies that we do not wholly own.

•	Offering international roaming. We are deploying international digital mobile networks that will provide roaming capabilities to our customers on a single digital handset. Our customers will be able to roam as they travel in iDEN 800 MHz or GSM 900 MHz markets where we operate or have roaming agreements. We believe that offering international roaming capabilities with one phone, one number and one bill distinguishes our service offerings from those of other wireless operators in our markets.

•	Leveraging our relationship with Nextel Communications. Our relationship with Nextel Communications is important as we continue to upgrade and deploy our digital mobile networks and provide new products and services to expand our subscriber base. Access to the technology, supplier relationships, network development and marketing expertise of Nextel Communications has afforded us significant competitive advantages. We intend to continue to leverage Nextel Communications’ expertise in the future as we enhance and expand our networks and launch new products and services. In addition, we currently utilize the “Nextel” brand name in Latin America and the Philippines. We also benefit from Nextel Communications’ relationship with Motorola, which supplies us with network equipment, digital handsets and related services, generally at the same basic prices extended to Nextel Communications.

D.  Wireless Technology

      Currently, most mobile wireless communications services in our markets are either specialized mobile radio, cellular or personal communications services, or PCS, systems. Our operating companies offer analog or digital specialized mobile radio services, or a combination of both.

      Our digital mobile networks combine the advanced iDEN technology developed and designed by Motorola with a low-power, multi-site transmitter and receiver configuration that permits frequency reuse. The iDEN technology shares many common components with GSM technology, which has been established as the current digital wireless communications standard in Europe and elsewhere. The iDEN technology is a variant of the GSM technology that is being deployed by some personal communication services operators in the United States. The design of our existing and proposed digital mobile networks currently is premised on dividing a service area into multiple sites. These sites have a typical coverage area ranging from less than one mile to thirty miles in radius, depending on the terrain and the power setting. Each site contains a low-power transmitter, receiver and control equipment referred to as the base station. The base station in each site is connected by microwave, fiber optic or telephone line to a computer controlled switching center. The switching center controls the automatic transfer of wireless calls from site to site as a subscriber travels, coordinates calls to and from a digital handset and connects wireless calls to the public switched telephone network. In the case of two-way radio, a piece of equipment called a dispatch application processor provides a call setup, identifies the target radio and connects the subscriber initiating the call to the other subscribers. These two-way radio calls can be connected to one or several other subscribers and can be made without interconnecting to the public switched telephone network.

      Nortel Networks Corporation has supplied the mobile telephone switches for our digital networks. At December 31, 2000, our managed operating companies had 6 operational switches and about 1,350 transmitter and receiver sites constructed and in operation in our digital mobile networks.

      Currently, there are three principal digital technology formats used by providers of cellular telephone service or personal communications services: time division multiple access, or TDMA, digital transmission technology; code division multiple access, or CDMA, digital transmission technology; and GSM-PCS, a variation of the TDMA-based GSM digital technology format.

      Although TDMA, CDMA and GSM-PCS are digital transmission technologies that share basic characteristics and areas of contrast to analog transmission technology, they are not compatible or interchangeable with each other. Although Motorola’s proprietary iDEN technology is based on the TDMA technology format, it differs in a number of significant respects from the versions of this technology used by cellular and personal communications services providers.

      The implementation of a digital mobile network using iDEN technology significantly increases the capacity of our existing channels and permits us to utilize our current holdings of specialized mobile radio spectrum more efficiently. This increase in capacity is accomplished in two ways.

•	First, each channel on our digital mobile networks is capable of carrying up to six voice and/or control paths, by employing six-time slot TDMA digital technology. Alternatively, each channel is capable of carrying up to three voice and/or control paths, by employing three-time slot TDMA digital technology. Each voice transmission is converted into a stream of data bits that are compressed before being transmitted. This compression allows each of these voice or control paths to be transmitted on the same channel without causing interference. Upon receipt of the coded voice data bits, the digital handset decodes the voice signal. Using iDEN technology, we achieve about six times improvement over analog specialized mobile radio in channel utilization capacity for channels used for two-way dispatch service. We also achieve about three times improvement over analog specialized mobile radio in channel utilization capacity for channels used for mobile telephone service.

•	Second, our digital mobile networks reuse each channel many times throughout the market area in a manner similar to that used in the cellular industry, further improving channel utilization capacity.

      Unlike other digital transmission technologies, iDEN can be deployed on non-contiguous frequency holdings. This benefits us because our 800 MHz channel holdings are, in large part, composed of non-contiguous channels. Further, iDEN technology allows us to offer our multi-functional package of digital mobile services. While iDEN offers a number of advantages in relation to other technology platforms, unlike other wireless technologies, it is a proprietary technology that relies solely on the efforts of Motorola and any future licensees of this technology for further research, and for technology and product development and innovation. Motorola is also the sole source supplier of iDEN infrastructure and digital handsets. Our agreements with Motorola impose limitations and conditions on our ability to use other technologies. These agreements may delay or prevent us from employing new or different technologies that perform better or are available at a lower cost. Furthermore, iDEN technology is at a comparatively early stage of development in relation to other wireless technologies and currently has fewer subscribers on a worldwide basis.

  Spectrum Position

      Through our operating companies, we employ iDEN technology on 800 MHz spectrum holdings in major business centers and related transportation corridors in Brazil, Mexico, Argentina, Peru, the Philippines and Canada and on 1.5 GHz spectrum holdings in Japan.

      To construct a viable digital mobile network utilizing iDEN technology, we believe that at least 100 channels are necessary in any given market. We own or have options to acquire at least 100 channels in most of the markets in which we have constructed or currently intend to construct digital mobile networks. By deploying digital technology, we expect to significantly increase subscriber capacity. Our large specialized mobile radio channel position reduces capital expenditures required to implement digital networks.

      Our current spectrum strategy focuses on strengthening our channel position in our existing markets. We also may seek to acquire specialized mobile radio channels or other mobile wireless communications service providers in selected urban centers that have attractive economic characteristics. As part of our strategy for expansion of our networks, we may continue to purchase analog channels, which we would then convert to use in digital mobile networks, as we have done in the past.

  Network Implementation, Design and Construction

      Our networks are in various stages of development and deployment. Our critical design criteria for expanding and enhancing our digital mobile networks include the following:

•	contiguous wide area coverage of major business centers and related transportation corridors in our licensed areas;

•	signal quality comparable to that currently provided by existing cellular and personal communications services carriers in our service area;

•	call hand-off for mobile telephone service throughout our digital mobile networks;

•	minimization of blocked and dropped calls, consistent with recognized industry performance targets;

•	regulatory authorizations necessary to offer enhanced services such as mobile telephone service, data transmission and short-text messaging services; and

•	cost-efficient routing of calls to minimize local interconnection costs and toll charges and to provide maximum utilization of our digital mobile network facilities.

      Careful frequency planning and system design are necessary before beginning digital mobile network construction to ensure satisfactory coverage over the entire network. Frequency planning involves the selection of specific areas in our markets for the placement of transmitter and receiver sites and the identification of specific frequencies that will be employed at each site in the initial configuration.

      In addition to frequency planning and system design, the implementation of our digital mobile networks, and the conversion of our existing analog networks to digital mobile networks, requires:

•	site acquisition;

•	equipment procurement;

•	construction;

•	equipment installation;

•	testing; and

•	optimization.

      A site is selected on the basis of its proximity to targeted customers, the ability to acquire and build the site and frequency propagation characteristics. Site procurement efforts include obtaining leases and permits and, in many cases, zoning approvals. Once the requisite governmental approvals are obtained, the preparation of each site, including grounding, ventilation, air conditioning and construction, typically takes three months. Equipment installation, testing and optimization generally takes at least an additional four weeks. After system operations begin in a selected market, we expect to add new sites to our digital mobile networks continually to improve coverage, quality and capacity.

      Any scheduled build-out or expansion may be delayed due to the need to obtain additional financing as well as typical construction and other delays.

E.  Markets

      We primarily target emerging markets characterized by strong long-term economic growth prospects and highly concentrated business centers.

      Strong Economic Growth Prospects. We operate primarily in Latin America and, to a lesser extent, in other international markets that we believe offer favorable long-term economic growth prospects.

      Highly Concentrated Business Centers. We operate primarily in major business centers and related transportation corridors in selected markets of Latin America, including São Paulo, Rio de Janeiro, Buenos Aires, Mexico City and Lima. These areas are generally characterized by high population densities and, we believe, a concentration of the country’s business users and economic activity. In addition, vehicle traffic congestion, low landline penetration and unreliability of the land-based telecommunications infrastructure encourage the use of mobile wireless communications services in these areas.

      Where we believe attractive opportunities exist, we also make strategic investments in entities that operate digital mobile systems in developed markets.

F.  Marketing

      Most of our operating companies market their wireless communications services primarily to business customers and mobile work forces, such as service companies, security firms, contractors and delivery services. We believe that companies with mobile work forces represent growing sectors of the economies in our markets. These types of businesses often need to provide their personnel with the ability to communicate directly with one another, either on a private one-to-one call or a one-to-many group call. By expanding and enhancing our digital mobile network, we plan to increase significantly the quality and capacity of our wireless communications networks utilizing specialized mobile radio frequencies and be in a position to offer a broader array of digital wireless services to a larger customer base. For a more detailed description of the marketing focus of each managed operating company, see the “Marketing” discussion for each of those operating companies under “— L. Operating Companies.”

G.  Competition

      In each of the markets where our operating companies operate or will operate, we compete or will compete with other communications services providers. These competitors include landline telephone companies and other wireless communications companies. Many of our competitors are well-established companies with substantially greater financial and marketing resources, larger customer bases, better name recognition, bundled service offerings, larger spectrum positions and larger coverage areas than we have. In addition, many existing telecommunications enterprises in the markets in which our operating companies conduct business have successfully attracted significant investments from multinational communications companies. Because of their financial resources, these competitors may be able to reduce prices to gain market share. We expect that the prices we charge for our products and services will decline over the next few years as competition intensifies in our markets. The iDEN technology we deploy is not compatible with other wireless technologies such as digital cellular or personal communications services or with other iDEN networks not operating in the 800 MHz spectrum. Therefore our customers will not be able to roam on non-GSM 900 MHz or non-iDEN 800 MHz cellular or personal communications services systems or any system for which we do not have a roaming agreement. Further, they will not be able to roam on GSM 900 MHz systems unless they elect to purchase dual-band handsets that are compatible both with iDEN 800 MHz and GSM 900 MHz. At present, the i2000 and i2000plus digital handsets developed by Motorola, which enable our customers to roam on other providers’ GSM 900 MHz cellular systems, are the only dual-band handsets that we expect will be available to our customers in the foreseeable future. Accordingly, those customers will not have coverage outside of our coverage area until:

•	we build out additional digital mobile networks in areas outside our existing markets;

•	other operators deploy iDEN 800 MHz or GSM 900 MHz technology in markets outside of our service area and we enter into roaming agreements with those operators; or

•	digital handsets that can be used on both iDEN 800 MHz and non-GSM 900 MHz wireless communications networks become available and we enter into roaming agreements with the operators of those networks.

      For a more detailed description of the competitive factors affecting each managed operating company, see the “Competition” discussion for each of those operating companies under “— L. Operating Companies.”

H.  Regulation

      The licensing, construction, ownership and operation of wireless communications systems, are regulated by governmental entities in the markets in which our operating companies conduct business. The grant, maintenance, and renewal of applicable licenses and radio frequency allocations are also subject to regulation. In addition, these matters and other aspects of wireless communications system operations, including rates charged to customers and the resale of wireless communications services, may be subject to public utility regulation in the jurisdiction in which service is provided. Further, statutes and regulations in some of the markets in which our operating companies conduct business impose limitations on the ownership of telecommunications companies by foreign entities. Changes in the current regulatory environments, the interpretation or application of current regulations or future judicial intervention in those countries could impact our business. These changes may affect interconnection arrangements, requirements for increased capital investments, prices our operating companies are able to charge for their services or foreign ownership limitations, among other things.

      We use specialized mobile radio technology, which subjects us to uncertainty in some jurisdictions where our operating companies may not be considered operators of public communications networks. Differences in the regulatory framework applicable to companies who are and are not deemed to be operators of public communications networks may place us at a competitive disadvantage with respect to our ability to:

•	interconnect with public switched telephone networks in those jurisdictions, in terms of the frequency, at competitive rates and with availability of the necessary numbers to undertake this interconnection;

•	provide services to all segments of the population, such as the restrictions applicable to our Brazilian and Japanese operations, which require that they offer their services only to businesses or individuals characterized by a common economic interest; and

•	provide services under particular programs, such as calling party pays programs.

      These differences also may impact our flexibility in terms of permitted foreign investment and acquisitions of additional spectrum. In addition, as a result of the different regulatory regimes, we may be subject to more onerous requirements under our licenses regarding build-out, installation and loading, among others, than our competitors who are licensed to use spectrum other than specialized mobile radio.

      For a more detailed description of the regulatory environment in each of the countries in which our managed operating companies and our Japanese operating company conduct business, see the “Regulatory and Legal Overview” discussion for each of those operating companies under “— L. Operating Companies.”

I.  Foreign Currency Controls and Dividends

      In some of the countries in which we operate, the purchase and sale of foreign currency is subject to governmental control. Additionally, local law in some of these countries may limit the ability of our operating companies to declare and pay dividends. Local law may also impose a withholding tax in connection with the payment of dividends. For a more detailed description of the foreign currency controls and dividend limitations and taxes in each of the countries in which our managed operating companies conduct business, see the “Foreign Currency Controls and Dividends” discussion for each of those operating companies under “— L. Operating Companies.”

J.  Operating Company Ownership

      We currently own 100% of our operating companies in Brazil, Mexico, Argentina, Peru and Chile. Where we own less than 100%, we generally enter into arrangements to provide us with some level of influence over key business and strategic decisions involving our operating companies, whether through a stockholders’ agreement, board representation or other corporate governance protections. Our additional investment with respect to our Philippine operating company in July 2000 has not only increased our economic interest but also our ability to participate in the business and strategic development of this company. Our board representation and other corporate governance rights allow us to influence the business and direction of our Japanese operating company. We also have a 4.8% investment in our Canadian operating company.

      For a description of other stockholders of our operating companies that are not wholly owned, see the discussion of the stockholders for each of those operating companies under “— L. Operating Companies.”

K.  Recent Developments

  Acquisitions.

      •  Peru, Brazil and Chile. As a result of the acquisitions described below, we own 100% of these operating companies in Latin America.

      In May 2000, we purchased another stockholder’s interest in our Peruvian operating company for about $2.8 million in cash and increased our ownership from about 63% to about 69%.

      In May 2000, we purchased all of the equity interests of Motorola International Development Corporation in our Peruvian operating company. This purchase increased our ownership interest from about 69% to 100%. At the same time, we purchased all of Motorola International’s equity interests in McCaw International (Brazil), Ltd., the parent company of our primary Brazilian operating company. This purchase increased our ownership of our Brazilian operations from about 88% to about 92%. In May 2000, we also purchased three Chilean specialized mobile radio companies from Motorola International. We paid Motorola International an aggregate purchase price of about $77.7 million in cash for the acquisitions in Peru, Brazil and Chile.

      In July 2000, we entered into a purchase, release and settlement agreement with the minority stockholders in McCaw International (Brazil). Under that agreement, on August 4, 2000, we made a cash payment to the minority stockholders totaling $146.0 million, received all of the equity interests held by the minority stockholders in McCaw International (Brazil) and exchanged mutual releases with the minority stockholders. In addition, all pending court disputes between us and one of the minority stockholders were permanently dismissed. For a description of these disputes, see “Item 3 — Legal Proceedings — Telcom Ventures.” As a result, we increased our ownership interest in both our primary Brazilian operating company and its parent to 100%. Additionally, all rights of the minority stockholders in McCaw International (Brazil), including their rights to put their equity interests to us beginning in October 2001, were terminated.

      In August 2000, we purchased from Cordillera Communications Corporation all of its equity ownership in several specialized mobile radio companies in Chile and Peru. At closing, we paid $26.0 million of the total purchase price of about $66.5 million. The remaining $40.5 million, plus interest, will be paid within the next two years, subject to reduction by up to $14.0 million if we are unable to obtain, on or before August 2002, the regulatory relief necessary to provide integrated digital mobile services in Chile.

      In August 2000, we also entered into an agreement with Gallyas S.A. and its affiliates to acquire specialized mobile radio channels in Chile. The purchase price for the acquisition is payable partially in cash of up to $8.1 million, of which $0.3 million has been paid, and partially in shares of a new Chilean company which will hold our Chilean operations. Upon completion of the acquisition, we will own 87% of this new company. Completion of the acquisition is subject to, among other things, receipt of the regulatory relief necessary for us to provide integrated digital mobile services in Chile and regulatory approval of the transfer of the channels to us.

      •  Philippines. On July 28, 2000, we increased our direct and indirect ownership interests in our Philippine operating company from about 38% to about 51% by purchasing some of the minority owners’ equity interests for about $9.8 million. On January 18, 2001, we increased our direct and indirect ownership interest in our Philippine operating company from about 51% to about 59% by purchasing additional minority owners’ equity interests for about $3.7 million.

      •  Mexico. In September 2000, our Mexican operating company acquired additional licenses from another entity for about $8.1 million. In November 2000, our Mexican operating company purchased licenses and telecommunications assets from Infra Mobil, S.A. de C.V., for a purchase price of $110.5 million. In January 2001, our Mexican operating company purchased licenses from Radiocom del Pacifico, S.A. de C.V. and Telecomunicaciones Móviles de México, S.A. de C.V. for about $18.1 million. Our Mexican operating company has entered into agreements with other third parties in Mexico to expand our spectrum position in Mexico. The aggregate amount to be paid in these transactions is expected to be about $10.0 million. The closing of each of these acquisitions is subject to conditions, including regulatory approvals, that may delay or prevent the acquisition from taking place.

      In addition to the acquisitions described above, we have also entered into term sheets or are negotiating agreements regarding additional potential investments to increase our spectrum position or make strategic acquisitions. However, definitive agreements may not be reached regarding any of these potential investments.

      Acquisition of Clearnet Communications, Inc. by TELUS Corporation. In October 2000, TELUS acquired Clearnet, a publicly traded Canadian company in which we owned about a 14% equity interest, for cash and stock. TELUS is a telecommunications company that, before its acquisition of Clearnet, provided wireline, wireless data and Internet communications services primarily in Western Canada. Under agreements among us, TELUS and Clearnet, we exchanged all of our Clearnet stock for non-voting shares of TELUS. We have entered into a lock-up agreement with TELUS under which we have agreed not to dispose of any of our TELUS shares until October 2001, subject to specified exceptions. In exchange for our 8.4 million shares of Clearnet, we received 13.7 million shares of TELUS, representing about 4.8% of the ownership interest in TELUS. We recorded a pre-tax gain of about $239.5 million in the fourth quarter of 2000 related to this transaction. In accordance with FASB Statement No. 115, the shares of TELUS will be recorded at their then current market value in our financial statements. In addition, as a result of this transaction and the terms of a tax sharing agreement with Nextel Communications, we made an estimated payment of our tax liability to Nextel Communications as described in “Item 13 — Certain Relationships and Related Transactions — Tax Sharing Agreement with Nextel Communications.”

      Japan. In March 2000, Nichimen Corporation declined to make a required capital contribution and, as a result, transferred some of its shares of NEXNET to the contributing stockholders, including us. Additionally, on March 30, 2000, we purchased from another stockholder additional shares for about $0.4 million in cash. As a result of these share acquisitions, our equity ownership interest in NEXNET increased from about 21% to about 32%. During the third quarter of 2000, we engaged an outside consultant to advise us on how to maximize the value of our investment in NEXNET. The findings of this review were presented to us in December 2000. The review concluded, among other things, that a fundamental change was required in the specialized mobile radio regulatory framework and in NEXNET’s deployment of specialized mobile radio technology in the 1.5 GHz spectrum band. These changes were deemed necessary given the competitive landscape in the Japanese wireless market. During December 2000, we held several meetings with the regulatory entities in conjunction with the Japan Mobile Telecommunication — System Association. As a result of these meetings, we determined that the required regulatory changes could not be effected in a timely manner and that the network buildout under the existing specialized mobile radio technology would be costly and inefficient. As a result, we notified NEXNET that we were exercising our rights under the shareholders agreement and the credit agreement, to which we are a party, by declining to honor NEXNET’s request for additional funding made December 15, 2000 and any future request to advance funds for continued investment in the existing specialized mobile radio infrastructure in Japan. As a result, we have reached the conclusion that the value of our existing investment in NEXNET is not recoverable. In light of this conclusion, we recorded a one time non-cash charge of about $21.0 million in the fourth quarter of 2000 that represents the entire amount of our investment, including shareholder advances, in NEXNET. See “— L. Operating Companies — Japan.”

      Shanghai, People’s Republic of China Negotiations. As a result of changes to the regulatory environment in China, a joint venture in which we owned a 30% interest terminated an agreement with China United Telecommunications Corporation in early 2000. The joint venture is Shanghai CCT-McCaw Telecommunications Systems Co., Ltd. Under this agreement, we had the right to share in the profits of a cellular network in Shanghai. In consideration for entering into this termination agreement, Shanghai CCT-McCaw received about $61.3 million in cash, and we and the other joint venture participants received warrants in June 2000 to purchase shares of China United Telecommunications stock. We also received a reimbursement of $7.5 million for advances we previously made to Shanghai CCT-McCaw. On September 29, 2000, the joint venture was formally dissolved, and we received about $9.8 million in cash, representing our pro rata equity percentage interest in the joint venture. As a result of this transaction, we recorded a pre-tax gain of about $6.1 million.

      Additional Capital. On April 4, 2000, we received an advance of $77.7 million from a wholly owned subsidiary of Nextel Communications. This advance was received in connection with our anticipated purchase of Motorola International’s equity interests in our Peruvian and primary Brazilian operating companies and the Chilean specialized mobile radio companies, as discussed above. On June 2, 2000, we issued 777 shares of our series A exchangeable redeemable preferred stock to a wholly owned subsidiary of Nextel Communications as repayment of this intercompany advance. Additionally, on April 7, 2000, we issued 1,500 shares of our series A exchangeable redeemable preferred stock to a wholly owned subsidiary of Nextel Communications in exchange for cash proceeds of $150.0 million. Under a stock exchange agreement between us and the preferred stockholder, on June 12, 2000, all of the 5,266 shares of series A exchangeable redeemable preferred stock outstanding at that time were exchanged for 49,682,088 shares of our common stock based on the accreted value of the series A preferred stock at that date of $587.9 million. Before June 12, 2000, the series A preferred stock was not exchangeable for common stock. On June 29, 2000, we issued an additional 2,150 shares of our series A exchangeable redeemable preferred stock to a wholly owned subsidiary of Nextel Communications in exchange for cash proceeds of $215.0 million. In December 2000, we issued 2,500 additional shares of our series A exchangeable redeemable preferred stock to the same subsidiary of Nextel Communications in exchange for cash proceeds of $250.0 million. Under a separate stock exchange agreement dated December 8, 2000, the shares of series A preferred stock issued as of that date, plus dividends accreted to the time of exchange, are exchangeable into shares of our class B common stock at the option of the holder of those shares of series A preferred stock at any time between June 30, 2001 and December 1, 2002.

      12.75% Senior Serial Notes. On August 1, 2000, we completed the issuance and sale in a private placement of $650.0 million aggregate principal amount of our 12.75% senior serial notes due 2010. This sale generated about $623.8 million in net cash proceeds.

      Motorola Equipment Purchase Agreements. On August 14, 2000, we and some of our operating companies entered into agreements with Motorola under which Motorola will provide us with infrastructure equipment and services, including installation, implementation and training. We and Motorola have also agreed to warranty and maintenance programs and specified indemnity arrangements. We have also agreed to provide Motorola with notice of our determination that Motorola’s technology is no longer suited to our needs at least six months before publicly announcing or entering into a contract to purchase equipment utilizing an alternate technology. In addition, if Motorola manufactures, or elects to manufacture, equipment utilizing the alternate technology that we elect to deploy, we must give Motorola the opportunity to supply 50% of our infrastructure requirements for the equipment utilizing the alternate technology for three years. These agreements also contain other minimum purchase commitments that, if not met, subject us to penalties based on a percentage of the commitment shortfall. We met our commitment for 2000 of $230.0 million. The minimum commitments for the remaining three years of the term of the agreement, which expires December 31, 2003, are $230.0 million per year.

      Stock Splits and Reclassification. On June 12, 2000, we increased the number of authorized shares of our common stock from 73,000,000 to 200,000,000, enabling us to complete a 4-for-1 common stock split.

      On October 23, 2000, we amended our charter to authorize 2,160,037,500 shares of capital stock, reclassified our no par value common stock into class A and class B common stock, par value $0.001 per share, and converted our outstanding common stock to class B common stock, enabling us to complete a 3-for-2 common stock split. Our authorized capital stock now consists of:

•	1,500,000,000 shares of class A common stock, par value $0.001 per share;

•	650,000,000 shares of class B common stock, par value $0.001 per share;

•	12,500 shares of series A exchangeable redeemable preferred stock, par value $10.00 per share;

•	25,000 shares of series B redeemable preferred stock, par value $10.00 per share; and

•	10,000,000 shares of undesignated preferred stock, par value $0.001 per share.

      Information presented throughout this report has been adjusted to reflect both the 4-for-1 common stock split and the 3-for-2 common stock split.

      Holders of class A common stock are entitled to one vote per share and holders of class B common stock are entitled to ten votes per share on all matters submitted for action by the stockholders.

      Credit Facility Amendments. In February 2001, we and Motorola Credit Corporation entered into amendments to three separate credit facilities which, among other things, deferred future principal payments under these facilities for a period of 18 months.

      Initial Public Offering. In August 2000, we filed a registration statement with the Securities and Exchange Commission for a proposed initial public offering of our class A common stock. In March 2001, we announced that, due to market conditions, we decided to discontinue our public offering at that time and withdrew the registration statement.

L.  Operating Companies

  1.  Brazil

      Operating Company Overview. We refer to our wholly owned Brazilian operating company, Nextel Telecomunicações Ltda., as Nextel Brazil. Nextel Brazil provides analog and digital mobile services under the tradename “Nextel” in the following major business centers with populations in excess of 1 million and along related transportation corridors, as well as in a number of smaller markets:

Digital	Analog

Rio de Janeiro Sao Paulo	Salvador Belo Horizonte Fortaleza Brasília	Curitiba Recife Porto Alegre

      We are currently constructing digital networks in Belo Horizonte, Brasília, Curitiba and Porto Alegre.

      Nextel Brazil has licenses in markets covering about 62 million people. As of December 31, 2000, Nextel Brazil provided service to about 321,600 digital handsets.

      Nextel Brazil’s operations are headquartered in São Paulo, with branch offices in Rio de Janeiro and 13 other cities. As of December 31, 2000, Nextel Brazil had about 1,200 employees.

      Marketing. Nextel Brazil offers both a broad range of service options and pricing plans designed to meet the specific needs of its targeted business customers. It currently offers digital two-way radio only plans and integrated service plans, including two-way radio and interconnect, in its digital markets. Nextel Brazil also offers analog two-way radio in its analog markets. Nextel Brazil’s target customers are businesses with mobile work forces, as well as utilities and government agencies. Nextel Brazil uses a direct sales force, as well as dealers and independent agents.

      Competition. Nextel Brazil competes with other analog specialized mobile radio and cellular service providers in Brazil. Other specialized mobile radio service providers include MComCast S.A., Splice Com S.A., Teleglobal S.A. and Unical S.A.

      Until 1998, all local, long distance and cellular telecommunications services in Brazil were provided through operating subsidiaries of Telecomunicações Brasileiras S.A., a government-owned holding company known as Telebras. In July 1998, the government of Brazil privatized Telebras by dividing Telebras into twelve separate telecommunications companies and selling a controlling interest in each newly created company by auction. Since the privatization of Telebras, each cellular market that was served by Telebras is now served by one of eight cellular companies created by the privatization, including Telesp Celular S.A., which is controlled by Portugal Telecom, in São Paulo; Tele Sudeste Celular S.A., which is controlled by a consortium led by Telefónica de España S.A., in Rio de Janeiro and Espirito Santo; and Tele Centro Oeste Celular S.A., which is controlled by Splice Com S.A., in Brasilia and other central cities. Additionally, the government of Brazil has divided the Brazilian market into ten cellular regions, and, during 1997 and 1998, awarded band B cellular licenses covering all ten regions in Brazil. Accordingly, in several markets in Brazil, including the city of São Paulo, there are two cellular service providers. In May 1998, BCP Telecomunicações S.A., an affiliate of BellSouth Corp., began offering digital cellular service in São Paulo. In addition, as a result of the new regulations described below, Nextel Brazil will compete with additional providers in each of its markets.

      On September 22, 2000, Brazil’s telecommunications regulatory agency, Agência Nacional de Telecomunicaçoes, known as Anatel, published Guidelines for the Implementation of the Personal Mobile Service, which are personal communications services operations in Brazil. These guidelines introduce new concepts in Brazilian mobile communications. First, the guidelines enable communication between mobile stations, as well as from mobile stations to non-mobile stations within the same personal communications services registration area. Also, calls originated within a registration area and having a destination point outside that registration area will be treated as switched fixed telephone service for national and international long distance.

      The guidelines establish rules regarding the selection of up to three additional mobile telephony providers per region, corresponding to bands or sub-ranges C, D and E. Under the guidelines, Brazil was divided into three regions for personal communications services operation within the 1.8 GHz broadband frequency, as opposed to ten regions for the current cellular service providers. Each of the three regions should have three new competitors in addition to the existing two competitors, which have bands A and B. The current A and B band cellular providers have the right to switch to personal communications services. If they elect to do so, they will have the right to acquire two 5 MHz sub-ranges in the 1.9 GHz range to enable them to offer the same services as the personal communications services providers.

      The bidding for the new licenses is being conducted by auction, on a sequential basis for each of the three bands. There are no restrictions on the participation of companies organized and based in Brazil, even if they are foreign owned. Interested companies may compete in each of the three regions. There are, however, other conditions to participation that apply to entities and their controlling, controlled or affiliate companies:

•	the same provider may not provide cellular or personal communications services, or both, through more than one authorization or concession in the same service area; and

•	a company that is a concessionaire of switched fixed telephony services, such as the incumbent provider, cannot bid in the auction for C band personal communications services licenses.

      Each successful bidder for the C, D and E bands will be granted three licenses. The first license will authorize personal communications services operations; the second will permit national long distance service as of January 1, 2002, and the third will permit international long distance service as of January 1, 2002. For this purpose, the new personal communications services providers will have their own access codes to forward long distance calls.

      The auction for the C band licenses, which was initially scheduled for January 30, 2001, was delayed by lawsuits and finally canceled on February 2, 2001 due to a lack of bidders. A new C band auction will be scheduled after the completion of the D and E band auctions. The D band auction was successfully completed on February 13, 2001. In that auction, TNL PCS S.A., which is controlled by Telemar, the wireline incumbent in Region I, won the D band license for Region I. An affiliate of Telecom Italia, won the D band license for Region II. Another affiliate of Telecom Italia, won the D band license for Region III. The E band auction for Region I was completed in March 2001 and was won by an affiliate of Telecom Italia. The E band auctions for Regions II and III are scheduled to take place in July 2001. Successful bidders in these auctions will be allowed to start operations only as of January 2002 and only if their controlling or affiliated entities, as operators of fixed incumbents, have satisfied the coverage and universal service requirements imposed on them by Brazilian law by December 2001.

      Regulatory and Legal Overview. On April 27, 2000, Anatel approved new regulations relating to specialized mobile radio services in Brazil. As a result, Brazil has begun to open its markets to wider competition in the mobile wireless communications segment where we operate. The former regulations imposed various restrictions that significantly limited the ability of Nextel Brazil to provide digital mobile services to all potential customer groups. The former regulations also limited its ability to be fully responsive to customers’ demands and needs for mobile wireless communications services. The new regulations are expected to have a significant positive impact for our Brazilian operations, principally by:

•	allowing service to be provided not only to formal legal entities but also to groups of individuals characterized by a common activity, such as doctors or lawyers; however, our service still may not be provided to stand-alone individuals;

•	lifting restrictions on the volume of interconnect traffic, which previously required that the volume of traffic interconnected with the public switched telecommunications network could not exceed one third of the sum of intra-network traffic volume and outgoing calls interconnected to the public switched telecommunications network;

•	allowing specialized mobile radio companies to provide their users with other services that are not characterized as another type of telecommunications service, such as short messaging and packet data and Internet data services; and

•	confirming that specialized mobile radio networks in different service areas can interconnect among themselves for two-way radio services, which allows for long distance two-way radio.

      The new regulations also allow for implementation of a calling party pays program. We have also received from Anatel an official notice authorizing our implementation of calling party pays in our markets in Brazil; we currently expect to have this service available to customers later in 2001. However, we cannot be sure as to the timing or completion of the implementation of calling party pays, or, if implemented, as to the terms and conditions that may apply.

      The new regulations now permit affiliated companies to hold more than one license in the same service area. However, holders of specialized mobile radio licenses and their affiliates, like us, are still prohibited from holding more than 10 MHz of spectrum in the same service area.

      Although we believe that the new regulations give us significantly greater flexibility to provide digital mobile services, we are still required to provide two-way radio as a basic service before we can provide any other service. For example, we cannot offer interconnect without two-way radio as well. In addition, we are required to provide similarly situated customers with services on a similar basis.

      No material changes were introduced under the new regulations in regard to the grant of new licenses. Any company interested in obtaining new specialized mobile radio licenses from Anatel is required to apply and to present documentation showing the technical, legal and financial qualifications required by the legislation. Anatel may unilaterally communicate its intention to grant new licenses, as well as the terms and conditions applicable to the licenses such as the relevant price. If it intends to grant a license, Anatel is required to publish an announcement in the official gazette. Any company willing to respond to the unilateral invitation from Anatel, or willing to render the applicable service in a given area claimed by another interested party, may have the opportunity to obtain a license. Whenever the number of claimants is larger than the available spectrum, Anatel is required to conduct competitive bidding to determine which interested party will be granted the available licenses.

      A license for the right to provide specialized mobile radio services is granted for an undetermined period of time. While the associated radio frequencies are licensed for a period of 15 years, they are renewable only once for an additional 15-year period. Renewal of the license is subject to rules established by Anatel. Renewal is required at least three years before the expiration of the original term and must be decided upon by Anatel within 12 months. Anatel may deny a request for renewal of the license for the right to use associated radio frequencies, but only if the applicant is not making rational and adequate use of the frequency, the applicant has committed repeated breaches in the performance of its activities or there is a need to modify the radio frequency allocation.

      We believe that the new framework will be more flexible in regard to operational requirements. However, we will still be required to make available to Anatel, at any time, all information regarding our client-base. In addition, the new rules also require that the service be available and in regular operation within the relevant service area, in accordance with the terms and minimum coverage and signal requirements provided for under the regulations. Failure to meet Anatel’s requirements may entail repossession of the channel by Anatel and forfeiture of the license. We believe that Nextel Brazil is currently in compliance with all of the operational requirements of its licenses.

      Foreign Currency Controls and Dividends. The purchase and sale of foreign currency in Brazil is subject to governmental control. There are two foreign exchange markets in Brazil that are subject to Central Bank of Brazil regulations. The first is the commercial/financial floating exchange rate market. This market is reserved generally for trade-related transactions such as import and export transactions, registered foreign currency investments in Brazil and specified other transactions involving remittances abroad. The second foreign exchange market is the tourism floating exchange rate market. The commercial/financial exchange rate market is restricted to transactions that require prior approval of the Brazilian monetary authorities. Both markets operate at floating rates freely negotiated between the parties. The purchase of currency for repatriation of capital invested in the country and for payment of dividends to foreign stockholders of Brazilian companies is made in the commercial/financial floating exchange rate market. Purchases for these purposes may only be made if the original investment of foreign capital and capital increases were registered with the Central Bank of Brazil. There are no significant restrictions on the repatriation of registered share capital and remittance of dividends.

      Nextel S.A., the Brazilian subsidiary through which any dividend is expected to flow, has applied to the Central Bank of Brazil for registration of our investments in foreign currency. A substantial portion of those applications are still pending but are expected to be granted in due course. Nextel S.A. intends to structure future capital contributions to Brazilian subsidiaries to maximize the amount of share capital and dividends that can be repatriated through the commercial/financial exchange rate market. However, Nextel S.A. may not be able to repatriate through the commercial/financial exchange rate market share capital and dividends on foreign investments that have not been registered.

      Brazilian law provides that the Brazilian government may, for a limited period of time, impose restrictions on the remittance by Brazilian companies to foreign investors of the proceeds of investments in Brazil. These restrictions may be imposed whenever there is a material imbalance or a serious risk of a material imbalance in Brazil’s balance of payments. The Brazilian government may also impose restrictions on the conversion of Brazilian currency into foreign currency. These restrictions may hinder or prevent us from purchasing equipment required to be paid for in any currency other than Brazilian reais. Under current Brazilian law, a company may pay dividends from current or accumulated earnings and dividend payments are not subject to withholding tax. Interest payments on foreign loans are generally subject to a 15% withholding tax.

  2.  Mexico

      Operating Company Overview. We refer to our wholly owned Mexican operating company, Comunicaciones Nextel de Mexico S.A. de C.V., as Nextel Mexico. Nextel Mexico provides analog and digital mobile services under the tradename “Nextel” in the following major business centers with populations in excess of 1 million and along related transportation corridors, as well as in a number of smaller markets:

Digital	Analog

Mexico City Guadalajara Puebla Leon Monterrey Toluca	Mexico City Tijuana Monterrey

We are currently constructing digital networks in a number of smaller markets. Nextel Mexico offered services in its analog and digital mobile networks simultaneously for several months, while it migrated its analog customers to the digital mobile network in Mexico City, Toluca, Queretaro and Puebla. Nextel

Mexico ceased offering analog service to new customers in Mexico City, Toluca, Queretaro and Puebla in the second half of 1999.

      Nextel Mexico has licenses in markets covering more than 50 million people. As of December 31, 2000, Nextel Mexico provided service to about 217,500 digital handsets.

      Nextel Mexico is headquartered in Mexico City and has regional offices in Guadalajara, Monterrey, Tijuana, Toluca, Puebla and Queretaro. As of December 31, 2000, Nextel Mexico had about 900 employees.

      In September 2000, Nextel Mexico acquired additional licenses from another entity for about $8.1 million. In November 2000, Nextel Mexico purchased licenses and telecommunications assets from Infra Mobil, S.A. de C.V. for a purchase price of $110.5 million. In January 2001, Nextel Mexico purchased licenses from Radiocom del Pacifico, S.A. de C.V. and Telecomunicaciones Móviles de México, S.A. de C.V. for about $19.0 million. Nextel Mexico has entered into agreements with other third parties in Mexico to expand our spectrum position in Mexico. The aggregate amount to be paid in these transactions is expected to be about $10.0 million. The closing of each of these acquisitions is subject to conditions, including regulatory approvals, that may delay or prevent the acquisition from taking place.

      Marketing. Nextel Mexico offers its digital and analog services primarily to business customers, offering a broad range of services and pricing plans designed to meet their specific needs.

      Nextel Mexico offers integrated services, including interconnect services, digital two-way radio and paging in its digital markets and analog two-way radio in its analog markets.

      Nextel Mexico markets its services through a distribution network that includes a variety of direct sales representatives and independent dealers. The development of alternate distribution channels has been a key factor in its commercial performance. Additionally, Nextel Mexico has used an advertising campaign supported by press, radio, magazines, television and direct marketing to develop brand awareness.

      Competition. Nextel Mexico’s analog operations compete with those of Delta Comunicaciones Digitales, S.A. de C.V., one of the largest analog operators in Mexico, and with other analog system operators in its markets. Nextel Mexico’s digital mobile networks compete with analog system providers and also with cellular and personal communications services system operators in its market areas.

      The Mexican cellular market is divided into nine regions. The Secretary of Communications and Transportation of Mexico has divided the cellular telephone system in each region into the Cellular A-Band and the Cellular B-Band. In each region, Radiomóvil Dipsa, S.A. de C.V., known as Telcel, and a subsidiary of Américan Móvil, S.A. de C.V., in turn a subsidiary of Carsa o Global Telecom, S.A. de C.V., the holding company controlling Teléfonos de México, S.A. de C.V., known as Telmex, holds the Cellular B-Band concession. Its cellular competitor in each region holds the Cellular A-Band concession. Iusacell, S.A. de C.V., a joint venture controlled by Verizon Communications, holds the right to provide cellular service in the greater Mexico City area, as well as in the regions covering most of the central and southern areas of Mexico. In the northern region of Mexico, cellular service is provided by Movitel del Norroeste, S.A. de C.V., Celular de Telefonía, S.A. de C.V., Telefonía Celular del Norte, S.A. de C.V. and Baja Celular Mexicana, S.A. de C.V., currently owned by Telefonica of Spain. Cellular service in the southeast region of Mexico is provided by Portatel del Sureste, S.A. de C.V.

      Pegaso PCS, S.A. de C.V., a joint venture among Grupo Pegaso, Leap Wireless International Inc. and Sprint Corporation, provides personal communications services and wireless local loop commercial services in Tijuana, Monterrey, Guadalajara and Mexico City, among other cities. In October 1999, Sistemas Profesionales de Comunicaciones, S.A. de C.V., referred to as Unefon, obtained a nationwide concession in the 1.9 GHz band. This concession allows Unefon to provide personal communications services and wireless local loop commercial services. Currently Unefon is providing services in Acapulco, Toluca, León, Mexico City and Guadalajara, among other cities.

      Regulatory and Legal Overview. The Secretary of Communications and Transportation of Mexico, known as the SCT, regulates the telecommunications industry in Mexico. The Comision Federal de

Telecomunicaciones, known as COFETEL, oversees specific aspects of the telecommunications industry on behalf of the Secretary.

      Since early 1994, the Mexican government has been deregulating the telecommunications industry to improve the quality and expand the coverage of telecommunications services. The Mexican government has stated its intention to increase competition within the telecommunications industry. It has also stated its desire to attract foreign investment to improve Mexico’s telecommunications infrastructure. Mexico’s Federal Telecommunications Law, which became effective in June 1995, outlines the broad rules for opening the local and long distance service markets to competition.

      The Mexican Federal Telecommunications Law requires that all telecommunications licenses, which are referred to as concessions in Mexico, must be owned by Mexican individuals or entities that do not have more than 49% of their voting equity interest owned by non-Mexican entities. Although the foreign ownership limitation existed before the enactment of the Mexican Federal Telecommunications Law for specified types of telecommunications licenses, the Mexican Foreign Investment Law effective as of December 28, 1993 deleted the reference to this rule. It also allowed up to a 100% foreign ownership participation in entities involved in specialized mobile radio services. Due to this change, the foreign participation in Nextel Mexico and its subsidiaries was increased to become a majority foreign-owned corporation. However, the Mexican Federal Telecommunications Law enacted on June 8, 1995 reinstituted the former 49% foreign ownership limitation. This did not affect Nextel Mexico and its subsidiaries since they became majority foreign owned companies during the time that this level of ownership was legally permitted. For this reason, in May 1996 Nextel Mexico and its subsidiaries applied for and obtained a modification of all of their 800 MHz licenses. These modifications deleted, among other things, all conditions that related to the 49% foreign ownership limitation. As a result, all of the 800 MHz licenses in which Nextel Mexico had an interest as of January 1, 2000, except for one license covering 10 channels along a major highway from Mexico City to Guadalajara, are not subject to the foreign ownership limitation. To comply with the 49% foreign ownership limitation, all of the licenses acquired by Nextel Mexico after January 1, 2000 are held through a neutral stock corporation, Inversiones Nextel de Mexico, S.A. de C.V., in which Nextel Mexico has about 99% of the economic interest but only 49% of the voting interest. All of the interests in Inversiones Nextel de Mexico, however, are subject to a voting trust agreement between Nextel Mexico and the other shareholders, as well as a shareholders’ agreement under which Nextel Mexico has limited corporate governance rights. The terms of these agreements are described below under “— Corporate Governance.” Although licenses to provide cellular services are also subject to the 49% foreign ownership limitation, the Mexican Federal Telecommunications Law explicitly provides a waiver for cellular providers. This waiver is granted upon receipt of a favorable opinion from the Mexican National Foreign Investments Commission.

      The Mexican Federal Telecommunications Law provides all wireless communications services providers with the right to interconnect to the public switched telephone network operated by Telmex. Some of these telecommunications companies have had difficulty obtaining interconnect services from Telmex, despite having interconnection agreements with Telmex. Because Nextel Mexico operates under specialized mobile radio licenses, it is not deemed to be a local telecommunications services provider in Mexico. As a result, it is unclear whether Nextel Mexico is entitled to interconnection. For assurance, Nextel Mexico has entered into a commercial agreement with Telmex providing for interconnection between its networks and the public switched telephone network, effective through August 4, 2001. Nextel Mexico may not be able to renew this agreement or otherwise obtain interconnect services. In addition, Nextel Mexico must rely on arrangements with local telecommunications providers for numbering.

      To become a concessionaire, a provider must apply to and receive the approval of the Secretary and COFETEL. To acquire spectrum, a provider must participate in an auction process. Awarded concessions contain requirements regarding build-out and loading that, if not complied with, can lead to sanctions, including revocation of the concession.

      In October 2000, one of our competitors filed a complaint with COFETEL, alleging that we were violating the terms of our specialized mobile radio license by providing local and long distance telephony as well as paging services. In March 2001 we were notified that this competitor was seeking an injunction against the SCT to require COFETEL to respond to the complaint. Although we believe this complaint and related lawsuit to be without merit, we cannot be sure of the outcome.

      Foreign Currency Controls and Dividends. Mexican companies may distribute dividends and profits outside of Mexico if the Mexican company meets specified distribution and legal reserve requirements. A Mexican company must distribute 10% of its pretax profits to employees and allocate 5% of net profits to the legal reserve until 20% of the stated capital is set aside. Under Mexican corporate law, approval of a majority of stockholders of a corporation is required to pay dividends. Dividends paid by Nextel Mexico to any U.S. stockholder are subject to a 5% withholding tax. Interest payments to U.S. residents are subject to a 15% withholding tax; interest payments to a U.S. financial institution registered with the Mexican tax authorities are subject to a 5% withholding tax; and interest payments to a U.S. fixed asset or machinery supplier registered with the Mexican tax authorities are subject to a 10% withholding tax.

      Corporate Governance. To comply with the restrictions on foreign ownership interests under Mexican law, Inversiones Nextel de Mexico holds the licenses and telecommunications assets acquired in September and November 2000. Inversiones Nextel de Mexico is authorized to issue two classes of stock: (i) common voting stock, no more than 49% of which can be held directly or indirectly by foreign investors, and (ii) “neutral” or preferred stock, which has only limited voting rights, but with respect to which foreign ownership is not limited. Nextel Mexico owns 49% of the common stock and all of the neutral stock of Inversiones Nextel de Mexico, giving Nextel Mexico about 99% of the economic interest but only 49% of the voting interest in Inversiones Nextel de Mexico. The remaining 51% of the voting interest and 1% of the economic interest are owned by three Mexican nationals.

      As a holder of common stock, Nextel Mexico is entitled to vote on all matters submitted to a vote of the shareholders of Inversiones Nextel de Mexico. Further, Nextel Mexico and the three other shareholders have entered into a trust agreement and a shareholders agreement. The shareholders’ agreement gives Nextel Mexico substantial rights concerning the corporate governance of Inversiones Nextel de Mexico, including:

•	veto rights with respect to managerial and operational decisions; and

•	a right of first refusal and call option, under which we have the right, in our sole discretion, to acquire all or part of the common stock of Inversiones Nextel de Mexico if the 49% foreign ownership limitation is ever abrogated.

  3.  Argentina

      Operating Company Overview. We refer to our wholly owned Argentine operating company, Nextel Argentina S.R.L., as Nextel Argentina. Nextel Argentina provides analog and digital mobile services under the tradename “Nextel” in the following major business centers with populations in excess of 1 million and along related transportation corridors, as well as in a number of smaller markets:

Digital	Analog

Buenos Aires Cordoba Rosario Mendoza	Cordoba

Nextel Argentina converted from analog to digital mobile service in Buenos Aires in the first half of 1998, in Rosario in the second half of 1998, in Cordoba in the second half of 2000 and in Mendoza in the first quarter of 2001.

      Nextel Argentina has licenses in markets covering about 23 million people. As of December 31, 2000, Nextel Argentina provided service to about 134,100 digital handsets.

      Nextel Argentina is headquartered in Buenos Aires and has regional offices in Mar del Plata, Rosario, Mendoza and Cordoba, and seven branches in Buenos Aires. As of December 31, 2000, Nextel Argentina had about 650 employees.

      Marketing. Nextel Argentina’s digital mobile service offerings include telephone interconnect, digital two-way radio and paging. Nextel Argentina currently offers analog two-way radio in its analog markets.

      Nextel Argentina markets its services through a direct sales force and employs independent dealers. Nextel Argentina provides extensive training to each of its distribution channels to ensure a high level of customer satisfaction.

      Competition. Nextel Argentina’s major competitors among the other specialized mobile radio providers, as measured by the number of subscribers, are Movilink, which is owned by CRM S.A., a joint venture that includes BellSouth Corporation and Motorola, and Unifon Team, which is owned by Telefonica de Argentina S.A. Movicom/ Movilink holds channels in Buenos Aires and in each of Argentina’s three other major cities. In addition to operating various analog networks, Movilink also operates an iDEN based digital mobile system in Buenos Aires, Cordoba, Mendoza and Rosario. Unifon Team operates analog networks in Buenos Aires and other major cities.

      There are four cellular service providers in Argentina with which Nextel Argentina also competes: Movicom, Unifon, Compañia de Teléfonos del Interior S.A., which is owned by a joint venture between Verizon Communications Inc. and Clarin Group S.A., and Telecom Personal S.A., which is owned by Telecom Argentina STET-France Telecom S.A. All of these companies or their subsidiaries also hold personal communication services licenses that were auctioned in 1999. The cellular and personal communication services licenses each cover only a specific geographic area, but together the licenses provide each company with national coverage. In addition, these competitors operate in our primary markets in Argentina. The grant of personal communication services licenses did not result in the entry of new competitors to the market because the licenses were awarded only to the existing providers of cellular telephone services. The licenses and associated frequencies provide existing cellular companies with increased spectrum capabilities and the ability to launch a new range of wireless products. The four holders of cellular and personal communication services licenses also hold wireline local and long distance telephone licenses.

      New regulations, which are expected to substantially open the Argentine market to wider competition, went into effect in November 2000. As a result, a number of new companies have applied for licenses to offer a variety of services, some of which have already started operations.

      Regulatory and Legal Overview. The Comision Nacional de Comunicaciones, referred to as the Argentina CNC, and the Secretary of Communications of Argentina are the Argentine telecommunications authorities responsible for administration and regulation of the specialized mobile radio industry.

      Specialized mobile radio licenses have an indefinite term but are subject to revocation for violation of applicable regulatory rules. Depending on the type of network configuration, analog and digital mobile service must begin within six months to one year after receipt of channel assignment. Failure to meet service or loading requirements can result in revocation of the channel authorizations. The Argentina CNC will revoke the licensee’s specialized mobile radio license upon the finding of a third breach by the licensee of service requirements. Specialized mobile radio licenses and channel authorizations also may be revoked for violation of other regulatory authority rules and regulations. All analog and digital channel holders that received their channel authorizations in the November 1995 auction, including Nextel Argentina, were granted an extension to meet initial loading requirements. This extension provided for one additional year, to December 1997, to meet the requirements. Nextel Argentina believes it has satisfied all of its loading requirements. Argentina does not impose any limitation on foreign ownership of specialized mobile radio licenses.

      Specialized mobile radio providers are assured interconnection with the public switched telephone network according to the terms of the rules under which the channels were awarded, as well as under other applicable laws. Furthermore, interconnection with the public switched telephone network must be on a nondiscriminatory basis. Nextel Argentina provides interconnect services to its subscribers under interconnection agreements with Telefónica de Argentina S.A. and Telecom Argentina STET-France Telecom S.A. In May 1999, the Argentina CNC authorized Nextel Argentina to implement a calling party pays program with the fixed line carriers with whom it interconnects, which it has since implemented.

      In September 2000, Argentina’s president signed a decree that put into effect new telecommunications regulations. The purpose of the new regulations is to guarantee the complete deregulation and free competition of telecommunications services in Argentina. The rules cover the following:

•	Licenses of telecommunications services. The new regulations establish a single license system that allows the license holder to offer any and all telecommunications services. The licensee is free to choose the geographic area, technology, infrastructure and architecture through which its services will be provided. However, each specific service to be offered must be separately registered with the Secretary. Holders of existing telecommunications licenses, including holders of cellular, personal communications service and specialized mobile radio licenses, are automatically deemed to have a universal license under the new regulatory scheme, and all services currently offered which had been previously approved by the regulatory authorities are treated as having been registered. However, to the extent an existing license holder wishes to offer a new service, the new service must be registered. In addition, existing license holders who acquired spectrum under a public bid or auction must continue to abide by the original terms and conditions under which the spectrum was granted.

The new regulations do not impose any minimum investment, loading or other requirements on holders, except with respect to those holders registering local fixed telephony services before June 30, 2001. However, some requirements do apply to the launch of a new service, such as a requirement to launch the service within 18 months from the date of its registration. The grant of a license is independent of the resources required to provide a service, and specifically does not include the right to use of spectrum.

•	Network interconnection. The general principles of the new interconnection regulations are:

•	freedom of negotiation and agreement between the parties with respect to prices charged for interconnection, although the regulations include guidelines which are generally followed in practice and which can be imposed by the Secretary in the event of a dispute between parties;

•	mandatory provision of interconnection with other carriers so long as interconnection is technically feasible;

•	non-discrimination;

•	reciprocal compensation; and

•	maintenance of an open architecture, to avoid conditions which would restrict the efficiency of interconnected operators.

All interconnection agreements entered into must be registered with the Secretary. Additional requirements are imposed on dominant carriers to ensure opening up of the Argentine telecommunications market to competition. The referential prices included in the new regulations for various interconnection services, such as local termination and transit fees, represent a reduction of more than 50% from current prices.

•	Universal service. The regulations establish a tax equal to 1% of service revenue minus applicable taxes and specified related costs, applicable as of January 1, 2001. The license holder can choose either to pay the resulting amount into a fund for universal service development or participate directly in offering services to specific geographical areas under an annual plan designed by the federal government, which is known as a pay or play system.

•	Administration of spectrum. The new regulations contain only general principles and guidelines with respect to the authorization of new spectrum and frequencies. Generally, the regulations provide for a public auction process, although they contain no specific guidance on how the auctions are to be conducted or who may participate. To ensure the efficient and effective use of spectrum, the Secretary is empowered to partially or totally revoke awarded spectrum if it is not used, or if it is not used in accordance with the terms and conditions under which it was granted. Authorizations for spectrum may not be transferred, rented or assigned, in whole or in part, without prior regulatory approval. In addition, the government may impose obligations on a spectrum holder in order to provide a service for which other spectrum holders were required to pay a price or had other obligations to provide the service.

      Foreign Currency Controls and Dividends. Under current law, Argentine currency is convertible into U.S. dollars without restrictions. Argentina has a free exchange market for all foreign currency transactions.

      Under applicable Argentine corporate law, a company may pay dividends only from liquid and realized profits as shown on the company’s financial statements prepared in accordance with Argentine generally accepted accounting principles. Of those profits, 5% must be set aside until a reserve of 20% of the company’s capital stock has been established. Subject to these requirements, the balance of profits may be declared as dividends and paid in cash upon a majority vote of the stockholders. Under current law, dividend payments are not subject to withholding tax, except when the dividend payments are the result of profits paid out in excess of the profits computed for income tax purposes. If paid in this manner, a 35% withholding tax applies on the amount of the surplus. Interest payments are subject to withholding taxes ranging from 15% to 35%.

  4.  Peru

      Operating Company Overview. We refer to our wholly owned Peruvian operating company, Nextel del Peru, S.A., as Nextel Peru. Nextel Peru provides analog and digital mobile services under the tradename “Nextel” in the following major business centers with a population in excess of 1 million and along related transportation corridors:

Digital

_____________________

Department of Lima

Nextel Peru also offers analog services in the major business centers of Arequipa, Lima and Trujillo. Nextel Peru operated parallel analog and digital mobile networks while migrating its analog customers to the digital mobile network. Nextel Peru launched digital mobile service in the greater Lima area in June 1999 and extended this service to the entire Department of Lima by March 2000.

      Nextel Peru has licenses in markets covering about 7 million people. As of December 31, 2000, Nextel Peru provided service to about 68,300 digital handsets.

      Nextel Peru is headquartered in Lima. As of December 31, 2000, Nextel Peru had about 300 employees.

      Marketing. Nextel Peru’s digital mobile service offerings include interconnect services, two-way radio and short messaging services on its digital mobile network. To establish brand identity for its digital mobile services, Nextel Peru has undertaken a promotional advertising campaign that targets the business segment of the market. In addition to advertising, Nextel Peru relies heavily on its direct sales force to educate potential customers on the benefits of using its digital mobile services and continues to build an indirect sales channel to increase presence and sales.

      Competition. Nextel Peru competes with all other providers of mobile services in Peru, including cellular operators. BellSouth Peru S.A., formerly Tele2000, a BellSouth subsidiary, and Telefónica Servicios Móviles S.A.C., a subsidiary of Telefónica del Peru S.A.A., and personal communications services provider TIM Peru S.A.C., a subsidiary of Italian Stet. Telefónica Servicios Móviles provides nationwide coverage and operates under the brand name “Movistar.” BellSouth Peru offers cellular service in the greater Lima area and 11 other cities and has nationwide roaming agreements with Telefónica del Peru.

      Regulatory and Legal Overview. The Organismo Supervisor de Inversión Privada en Telecomunicaciones of Peru, known as OSIPTEL, and the Ministry of Transportation, Communications, Housing and Construction of Peru, referred to as the Peruvian Ministry of Communications, regulate the telecommunications industry in Peru. OSIPTEL oversees private investments and competition in the telecommunications industry. The Peruvian Ministry of Communications grants telecommunications licenses and issues regulations governing the telecommunications industry. In 1991, the Peruvian government began to deregulate the telecommunications industry to promote free and open competition. The Telecommunications Law of Peru, the general regulations under that law and the regulations issued by OSIPTEL govern the operation of specialized mobile radio services in Peru.

      In Peru, specialized mobile radio and paging service providers are granted 20-year licenses, which may be extended for an additional 20-year term, subject to compliance with the terms of the license. Licenses may be revoked before their expiration for violations of applicable regulatory rules. Licensees must also comply with a five-year minimum expansion plan that establishes the minimum loading requirements for the licensees, as well as spectrum targets under the licenses. Nextel Peru has met its loading requirements and has reached its spectrum targets.

      Under the general regulations of Peru’s telecommunications law, all public telecommunications service providers have the right to interconnect to the networks of other providers of public telecommunications services. Furthermore, interconnection with these networks must be on an equal and nondiscriminatory basis. The terms and conditions of interconnection agreements must be negotiated in good faith between the parties in accordance with the interconnect regulations and procedures issued by OSIPTEL. In February 1999, Nextel Peru executed an interconnection agreement with Telefónica del Peru S.A., which was approved by OSIPTEL and became effective in June 1999, to interconnect to Telefónica del Peru’s public switched telephone network, as well as to its cellular and long distance networks. In August 1999 Nextel Peru executed an agreement to interconnect to the cellular network of BellSouth Peru, which was approved by OSIPTEL and became effective in September 1999. Beginning in April 2000, the interconnection agreement between Telefónica del Perú and Nextel Peru was amended to offer a calling party pays program to fixed line users of Telefónica del Perú. Nextel Peru is currently negotiating an interconnection agreement with TIM Peru to interconnect to its personal communications services network. Peru imposes no limitation on foreign ownership of specialized mobile radio or paging licenses or licensees.

      Telefonica Moviles, TIM Peru and BellSouth Peru filed a joint claim in early December 2000 against Nextel Peru before the Peruvian Ministry of Communications. The claim primarily questions the ability of Nextel Peru to provide an interconnection facility without a cellular concession. It further requests that Nextel Peru’s digital interconnected calls be restricted to 180 seconds, as currently applicable to analog services. Based on applicable laws and prior rulings by the Peruvian Ministry of Communications and OSIPTEL, we believe that the risk that these claims may be decided against Nextel Peru is remote.

      Foreign Currency Controls and Dividends. Under current law, Peruvian currency is convertible into U.S. dollars without restrictions. Peru has a free exchange market for all foreign currency transactions. On October 1, 1998, Nextel Peru executed a legal stability agreement with the Peruvian government, which, among other things, guarantees free conversion of foreign currency for Nextel Peru and its stockholders for a term of 10 years.

      The payment and amount of dividends on Nextel Peru’s common stock is subject to the approval of a majority of the stockholders at a mandatory meeting of its stockholders. According to Peruvian corporate law, the stockholders may decide on the distribution of interim dividends or, alternatively, delegate the decision to the board of directors. Dividends are also subject to the availability of earnings, determined in accordance with Peruvian generally accepted accounting principles. Earnings are available for distribution only after 10% of pre-tax profits have been allocated for mandatory employee profit sharing and 10% of the net profits have been allocated to a legal reserve. This reserve is not available for use except to cover losses in the profit and loss statement. This reserve obligation remains until the legal reserve constitutes 20% of the capital stock. After the legal reserve has been allocated, the stockholders may act at a meeting to allocate any portion of the net profits to any special reserve. The remaining amount of the net profits is available for distribution.

      Dividends paid by Nextel Peru to its U.S. stockholders are not subject to withholding tax. Interest paid by Nextel Peru to U.S. residents is subject to a 30% withholding tax, unless they qualify for a reduced rate.

  5.  Chile

      Operating Companies Overview. We recently acquired 100% of the equity interests in three analog companies in Chile from Motorola International. These operating companies provide analog services in the following major business centers with populations in excess of 1 million and along related transportation corridors:

Analog

___________

Santiago

Valparaiso

Our Chilean companies have licenses in markets covering about 15 million people. As of December 31, 2000, these companies in Chile provided services to about 5,000 analog handsets.

      These companies are headquartered in Santiago de Chile and have regional offices in Valparaiso and Concepción. As of December 31, 2000, these companies had about 70 employees.

      In August 2000, we purchased from Cordillera Communications Corporation all of its equity ownership in several analog companies in Chile and Peru. At closing, we paid $26.0 million of the total purchase price of about $66.5 million. The remaining $40.5 million, plus interest, will be paid over the next two years, subject to reduction by up to $14.0 million if we are unable to obtain, on or before August 2002, the regulatory relief necessary to provide integrated digital mobile services in Chile. On January 25, 2001, two of the five mobile telephone operators in Chile filed a lawsuit against the State of Chile requesting the court to declare that four of the eight licenses we acquired from Cordillera are void on the grounds that they were originally granted other than through a public bidding process, and on January 29, 2001, the court issued an injunction prohibiting the transfer or amendment of the licenses pending the disposition of the action. Although we believe this lawsuit to be without merit, we cannot be sure as to the outcome. In addition, a trade association formed by these five mobile telephone operators, which calls itself Asociacion des Empresas de Telefonia Móvil, or ATELMO, has expressed its intention to pursue several judicial and out-of-court actions, including its current action before the Contraloria General to prevent or delay the interconnection of our network to the public switched telephone network. Although we believe that ATELMO’s actions will be unsuccessful, they may delay the implementation of our digital service in Chile.

      In August 2000, we entered into an agreement with Gallyas S.A. and its affiliates to acquire their specialized mobile radio channels in Chile. These channels cover, among others, the cities of Santiago, Viña del Mar, Valparaiso, Concepción and Talcahuano. The purchase price for this acquisition is payable partially in cash of up to $8.1 million. Additionally, we will transfer to Gallyas about 7.7 million of the 60 million shares of a new Chilean company which will hold our Chilean operations. Upon completion of the acquisition, we will own about 87% of this new company. Shares of the new Chilean operating company held by Gallyas will be subject to restrictions on transfer and to a right of first refusal in our favor. Additionally, Gallyas will have a put option and we will have a call option with respect to these shares, each of which may be exercised for 5 years after the closing of the acquisition. Completion of the acquisition is subject to, among other things, receipt of the regulatory relief necessary for us to provide integrated digital mobile services in Chile and regulatory approval of the transfer of the channels to us.

      Marketing. Our Chilean companies currently offer exclusively analog two-way radio services, focusing on small and medium size companies. We intend to deploy a digital mobile network if we obtain the necessary regulatory approvals.

      Competition. Presently, there are no providers of digital specialized mobile radio services in Chile. Competitors in the analog specialized mobile radio business in Chile are Gallyas S.A., with whom we have the acquisition agreement described above, CTC Comunicaciones Móviles S.A. and Sharfstein, S.A.

      There are also five mobile telephone service providers authorized to operate throughout Chile, three of which are in the personal communications services 1,900 MHz band and two of which are in the cellular 800 MHz band. These mobile telephone service providers are Entel PCS Telecomunicaciones S.A., a personal communications services concessionaire controlled by Entel Chile, a Chilean corporation controlled in turn by Stet-Telecom Italia; Entel Telefonia Móvil S.A., another personal communications services concessionaire controlled by Entel Chile; Smartcom PCS, a personal communications services concessionaire controlled by Endesa España; CTC Comunicaciones Moviles S.A., a corporation controlled by Telefonica of Spain, which, in addition to its specialized mobile radio concessions, is the holder of a cellular concession; and BellSouth Comunicaciones S.A., a cellular concessionaire controlled by BellSouth Corporation.

      Regulatory and Legal Overview. The main regulatory agency of the Chilean telecommunication sector is the Ministry of Transportation and Telecommunications, which acts primarily through the Undersecretary of Telecommunications. The application, control and interpretation of the provisions of the General Telecommunications Law and other applicable regulations is, subject to review by the courts and the Chilean antitrust commissions, the responsibility of the Ministry which, for these purposes, acts through the Undersecretary.

      Telecommunications concessions, including specialized mobile radio concessions, may be granted only to legal entities duly incorporated and domiciled in Chile. However, there is no restriction or limitation on the participation or ownership of foreign investors in Chilean telecommunications concessionaires.

      As a general rule, telecommunications concessions are granted in Chile without any initial payment of fees. However, telecommunication concessionaires that use the radioelectric spectrum for the operation of their respective concessions, such as specialized mobile radio concessionaires, are subject to an annual fee. The amount of the fee is based on the size of the applicable system, the portion of the spectrum utilized and the service area that has been authorized.

      Telecommunications concessions are not limited as to their number, type of service or geographical area. Therefore, it is possible to grant two or more concessions for the provision of the same service on the same location, except where technical limitations exist. Concessions for the provision of public telecommunication services are generally granted for a 30-year period. These concessions may be renewed for additional 30-year periods if requested by the concessionaire. There are a number of regulatory issues, some of which have recently been addressed by the Chilean regulatory authorities, including issues relating to interconnection, number and routing plans and access charges.

      In Chile, concessionaires of public telecommunications services and concessionaires of intermediate services of telecommunications that render long distance telephonic services are required to establish and accept interconnections with each other. These interconnections permit subscribers and users of public telecommunications services of the same type to be interconnected with each other inside or outside Chile. Telecommunications services of the same type are those which are technically compatible with each other. The Undersecretary determines which telecommunications services are technically compatible. These interconnections must be performed according to the technical rules, procedures and terms established by the Undersecretary. The Undersecretary has issued regulations relating to the interconnection of public telephone networks with other public telecommunications services of the same type. On January 31, 2001, the Undersecretary approved a new technical rule related to the provision of digital specialized mobile radio services. However, ATELMO has initiated a claim with the Contraloria General challenging the legality of this new technical rule. We believe that ATELMO’s claim will not prevail. However, under these regulations, even if services are determined to be of the same type, providers of public telecommunications services may not interconnect with the public telephone networks unless the concessions held by these other providers expressly authorize this interconnection, which in many cases, including ours, will require an amendment to the concession. If we are not able to amend our concessions to obtain these interconnection authorizations, we will not be able to enjoy the interconnection benefits of these new regulations. Currently, there are no specialized mobile radio concessionaires in Chile effectively interconnected to the public switched telephone network or to other public telecommunications services established in Chile.

      Additionally, under new regulations, providers of public telecommunications services of the same type that are authorized to be interconnected with public telephone networks will also be able to request specific numbering blocks for their subscribers. New rules governing routing procedures were also adopted. As with interconnection, a provider of public telecommunications services of the same type must have its concession expressly authorize interconnection before it is able to enjoy the benefits of these new numbering and routing regulations.

      Specialized mobile radio concessionaires may freely determine the fees charged to their subscribers. However, the fees and tariffs charged by a telecommunications concessionaire to another telecommunications concessionaire for the services rendered through interconnection, specifically the access charges, must be fixed by the authorities. The authorities fix the charges in accordance with a tariff setting procedure based upon, among other things, the cost structure of the respective concessionaire, as set forth in the General Telecommunications Law. This procedure is necessary for the mandatory application of the calling party pays system among the telecommunications concessionaires. To date, this procedure has never been applied to any specialized mobile radio concessionaire.

      Finally, in order to provide digital mobile services in Chile and incorporate digital technology to the networks of our Chilean operating companies, their specialized mobile radio concessions must be amended according to the procedures established in the General Telecommunications Law. These procedures grant to third parties the right to file oppositions against the corresponding concession’s amendment applications. These oppositions may delay the necessary amendments to these specialized mobile radio concessions.

      Foreign Currency Controls and Dividends. The purchase and sale of foreign currency in Chile is subject to governmental control. There are two foreign exchange markets in Chile that are subject to regulations of the Chilean Central Bank. The first is the formal exchange market, which consists of banks and other entities authorized to participate in the market by the Central Bank. This market is generally used for trade-related transactions, such as import and export transactions, registered foreign currency investments and other transactions, such as remittances abroad. Other purchases and sales of foreign exchange may be effected in the informal exchange market by entities not expressly authorized to operate in the formal exchange market, such as foreign exchange houses and travel agencies. Both markets operate at floating rates freely negotiated between the participants. There are no limits imposed on the extent to which the informal exchange rate can fluctuate above or below the formal exchange rate or the observed exchange rate. The observed exchange rate is the official exchange rate determined each day based on the average exchange rates observed in the formal exchange market.

      Foreign investments in Chile are subject to exchange controls. Appropriate registration of a foreign investment in Chile, among other things, grants investors access to the formal exchange market. Registration also provides specified guaranties with respect to the ability to repatriate funds and the stability of the applicable tax regime. Foreign investments can be registered with the Chilean Foreign Investment Committee under Decree Law No. 600 of 1974 or with the Central Bank of Chile under the Chapter XIV of the Compendium of Foreign Exchange Regulations issued by the Central Bank of Chile under the Central Bank Act.

      The foreign investment regulations permit the foreign investor to access the formal exchange market to repatriate their investments and profits. They do not, however, necessarily guarantee that foreign currency will be available in the market.

      The distribution of profits by limited liability companies, such as one of our Chilean companies, is not legally regulated in Chile. Therefore, these distributions must be made according to the regulations stated in the bylaws of the limited liability company. If the bylaws do not specify, the partners may agree as to the distribution. Under Chilean corporate law, corporations, such as our other Chilean company, may distribute dividends among their stockholders only from the net profits of that fiscal year or from retained profits recognized by balance sheets approved by the stockholders meeting. However, if the company has accumulated losses, profits of that corporation must first be allocated to cover the losses. Losses in a specific fiscal year must be offset with retained profits, if any.

      Unless otherwise agreed at a stockholders meeting by the unanimous vote of all issued shares, open stock corporations must annually distribute at least 30% of the net profits of each fiscal year. This distribution must be in the form of a cash dividend to their stockholders in proportion to their ownership or as otherwise stated in the bylaws. Closed stock corporations must follow the provisions of their bylaws; if the bylaws do not contain these provisions, the rules described above for the distribution of profits by open stock corporations apply.

      In any event, the board of directors may distribute provisional dividends if the corporation has no accumulated losses, subject to the personal responsibility of the directors approving the distributions.

  6.  Philippines

      Operating Company Overview. We refer to our Philippine operating company, Nextel Communications Philippines, Inc., as Nextel Philippines. Our current aggregate equity interest in Nextel Philippines, which includes our direct and indirect holdings, is about 59%. We directly hold, through subsidiaries, an aggregate of about 40% and indirectly hold about 19% of the outstanding shares of capital stock of Nextel Philippines. The stockholders that hold our indirect interest in Nextel Philippines are:

•	Gamboa Holdings, which holds about 20% of the outstanding shares of Nextel Philippines and which is 60% owned by ACCRA Investments Corporation, a Philippine holding company with investments in a number of Philippine companies and which is 40% owned by one of our indirect subsidiaries; and

•	Emerald Investments, which holds about 28% of the outstanding shares of Nextel Philippines and is 60% owned by ACCRAIN Holdings Corporation, an affiliate of ACCRA Investments, and 40% owned by one of our indirect wholly owned subsidiaries.

The remaining 12% interest in Nextel Philippines is held by an unrelated Philippine corporation.

      Nextel Philippines provides digital mobile services under the tradename “Nextel” in the following major business centers with populations in excess of 1 million and along related transportation corridors, as well as in a number of smaller markets:

Digital

_____________________

Metropolitan Manila

Cavite
Batangas

      Nextel Philippines sold its paging business in late 2000.

      Nextel Philippines’ licenses cover about 75 million people. As of December 31, 2000, Nextel Philippines provided service to about 41,700 digital handsets.

      Nextel Philippines is headquartered in the Ortigas business district of metropolitan Manila. As of December 31, 2000, Nextel Philippines had about 350 employees.

      Marketing. Nextel Philippines markets its digital mobile services primarily to business customers. Nextel Philippines sells its digital handsets in six business centers and sales outlets that exclusively carry

Nextel Philippines’ products. To target business customers, Nextel Philippines employs a direct sales force, as well as independent dealers and agents.

      Competition. We are one of two specialized mobile radio license holders in the Philippines. The other license holder has not yet begun operations. There are also currently five cellular telephone providers with nationwide licenses in the Philippines. SMART Communications, Inc. is the largest cellular telephone provider. Other competitors include Globe Telecom, Inc.; Pilipino Telecom Corporation; Isla Communications Co., Inc.; and Express Telecommunications Philippines, Inc.

      Regulatory and Legal Overview. The Philippines telecommunications industry is principally governed by Republic Act No. 7925, enacted on March 1, 1995. Under the Philippines telecommunications law, the National Telecommunications Commission, an agency under the Department of Transportation and Communications, regulates the telecommunications industry.

      Engaging in telecommunications operations requires a Congressional franchise. After securing a Congressional franchise, a franchise holder must apply to the National Telecommunications Commission for an operating license called a Certificate of Public Convenience and Necessity, following public notice and a hearing. After receipt of an application for a Certificate for a particular telecommunications service, and after the applicant presents its evidence of legal, technical and financial capability to operate the services at a public hearing, the National Telecommunications Commission initially issues a provisional authority. The provisional authority serves as a temporary operating permit and allows the applicant to begin construction and commercial operations. Nextel Philippines’ provisional authority is subject to revocation for failure to operate continuously for two years.

      Nextel Philippines’ provisional authority is scheduled to expire on March 6, 2002. Nextel Philippines has met the conditions required to avoid revocation of its provisional authority and has applied for a Certificate of Public Convenience and Necessity.

      The Philippines telecommunications law provides that a telecommunications entity with regulated types of services must make a public offering of at least 30% of its aggregate common stock. This offering must occur within a period of five years from the later of the effective date of the law or the entity’s commencement of commercial operations. Since Nextel Philippines began commercial operations in February 1995 and the Philippines telecommunications law became effective on March 22, 1995, the relevant five-year period within which Nextel Philippines must undertake a public offering expired on March 22, 2000. As a result, on March 20, 2000, Nextel Philippines submitted to the Philippines Securities and Exchange Commission its application for registration of its public offering. On November 21, 2000, the Philippine Stock Exchange denied Nextel Philippines’ application for listing due to Nextel Philippines’ failure to comply with the three-year profitability requirement. A number of telecommunications companies in the Philippines have been granted a period of ten years from the start of commercial operations within which to undertake an initial public offering. On April 3, 2000, the Office of the President issued an opinion stating that we should be subject to the ten-year period by virtue of the fact that other franchises have been allowed ten years from the start of commercial operations. Based on this opinion, and the advice of our other advisors, we believe that that Nextel Philippines is not in violation of the public offering requirement.

      Under Philippine law, direct ownership of a telecommunications company by a foreign entity is limited to 40% of the company’s capital stock. Philippine law also limits the participation of foreign investors in the governing body of any telecommunications enterprise to their proportionate share in its capital. Therefore, a foreign investor’s participation in the management of a telecommunications company is limited solely to membership on its board of directors and committees of the board of directors, including the executive committee. Further, all the executive and managing officers, including the president, chief executive officer and treasurer, are required to be citizens of the Philippines.

      Presidential Executive Order No. 59 (1993) prescribes, as a matter of national policy, the compulsory and nondiscriminatory interconnection of authorized public telecommunications carriers. Interconnection allows the subscribers of one telecommunications company to place and receive calls from the subscribers of another telecommunications company. Interconnection is negotiated and effected through bilateral agreements between the parties involved, subject to specified technical, operational and traffic settlement rules of the National Telecommunications Commission. Nextel Philippines has entered into an interconnection agreement with Philippines Long Distance Telephone Company. It is interconnected through that agreement with most of the public telecommunications carriers in the Philippines, except SMART Communications and Express Telecommunications. On March 13, 2001, Nextel Philippines entered into an interconnection agreement with SMART Communications.

      As part of its effort to improve teledensity, the Philippine government requires cellular telephone providers to meet specified landline buildout requirements, including installation of 400,000 telephone lines by each cellular telephone operator. The installation represents a significant investment for each of these providers. The National Telecommunications Commission has determined that this requirement is not applicable to trunked radio networks like that of Nextel Philippines.

      Foreign Currency Control and Dividends. Under current regulations of the Central Bank of the Philippines, foreign exchange may be freely sold and purchased outside the Philippine banking system. Restrictions exist on the sale and purchase of foreign exchange in the banking system. The Central Bank, with the approval of the President of the Philippines, has the statutory authority, during a foreign exchange crisis or in times of national emergency, to temporarily suspend or restrict sales of foreign exchange, require licensing of foreign exchange transactions or require delivery of foreign exchange to the Central Bank or its designee.

      Foreign investments do not need to be registered with the Central Bank. The registration of a foreign investment with the Central Bank is only required if the foreign exchange needed to service the repatriation and the remittance of capital and dividends are to be sourced from the Philippine banking system. Foreign exchange needed for capital repatriation and remittance of dividends of unregistered investments can be sourced lawfully outside of the Philippine banking system. Under current law, there is a 15% withholding tax on dividends and a 20% withholding tax on interest payments.

      Corporate Governance. We have the right to designate four of the 11 members of the board of directors of Nextel Philippines and two of the five members of the executive committee of that board. In addition, the presence of one member nominated by us is required to satisfy the quorum requirement for meetings of the executive committee. Further, each stockholder that owns in excess of one-third of Nextel Philippines, including us, has veto rights on decisions involving the following significant corporate actions:

•	the acquisition of any entity;

•	the merger, consolidation or sale of Nextel Philippines or any subsidiary or any disposition of a material amount of assets;

•	the amendment of the articles of incorporation or by-laws;

•	any amendment affecting the preemptive rights of stockholders;

•	appointment and removal of the president and secretary;

•	approval of or amendment to the annual business plan;

•	entering other lines of business;

•	issuances of stock;

•	the approval of annual operating and capital budgets;

•	any borrowings in excess of $200,000;

•	any transactions with affiliates in excess of $200,000;

•	any expenditure of more than $2,000,000 that is not part of the business plan;

•	any dispositions of assets, making loans or canceling any debt or claim other than in the ordinary course of business;

•	appointment and removal of the chief executive officer, chief financial officer, president, treasurer and corporate secretary of Nextel Philippines;

•	appointment or change of the chief technology officer;

•	appointment or change of the auditor;

•	election of members of the executive committee;

•	filling of vacancies of the board of directors for causes other than removal or expiration of term; and

•	any activity outside the ordinary course of business.

As a result of our increased investment in July 2000, we not only increased our economic interest but also our ability to participate in the business and strategic development of this company.

      We have also proposed amendments to the bylaws of Nextel Philippines that would limit the veto rights described above to one of the wholly owned subsidiaries through which we hold our direct interest in Nextel Philippines.

  7.  Japan

      Operating Company Overview. We own about a 32% equity interest in our Japanese operating company, NEXNET Co., Ltd. The other stockholders in NEXNET are DJSMR Business Partnership, a Japanese partnership in which Motorola Japan is the executive partner, which holds about a 51% equity interest; Nichimen Corporation, which holds about a 12% equity interest; and ORIX Corporation, which holds about a 5% equity interest.

      In March 2000, Nichimen Corporation declined to make a required capital contribution and, as a result, transferred some of its shares of NEXNET stock to the contributing stockholders, including us. Additionally, on March 30, 2000, we executed a stock purchase and option agreement with Nichimen. Under this agreement, we purchased additional shares of stock in NEXNET for a purchase price of about $0.4 million. As a result of the additional shares we acquired, our equity ownership interest in NEXNET has increased from about 21% to about 32%. During the third quarter of 2000, we engaged an outside consultant to advise us on how to maximize the value of our investment in NEXNET. The findings of this review were presented to us in December 2000. The review concluded, among other things, that a fundamental change was required in the specialized mobile radio regulatory framework and in NEXNET’s deployment of specialized mobile radio technology in the 1.5 GHz spectrum band. These changes were deemed necessary given the competitive landscape in the Japanese wireless market. During December 2000, we held several meetings with the regulatory entities in conjunction with the Japan Mobile Telecommunication — System Association. As a result of these meetings, we determined that the required regulatory changes could not be effected in a timely manner and that the network buildout under the existing specialized mobile radio technology would be costly and inefficient. As a result, we notified NEXNET that we were exercising our rights under the shareholders agreement and the credit agreement, to which we are a party, by declining to honor NEXNET’s request for additional funding made December 15, 2000 and any future request to advance funds for continued investment in the existing specialized mobile radio infrastructure in Japan. As a result, we have reached the conclusion that the value of our existing investment in NEXNET is not recoverable. In light of this conclusion, we recorded a one time non-cash charge of about $21.0 million in the fourth quarter of 2000 that represents the entire amount of our investment, including shareholder advances, in NEXNET.

      NEXNET launched commercial digital mobile service in the Kanto region of Japan, which includes Tokyo, in the third quarter of 1998 under the tradename “NEXNET.” NEXNET is authorized to provide nationwide digital mobile services to its subscribers under a sub-entrustment agreement with Motorola

Japan Ltd., a subsidiary of Motorola referred to as Motorola Japan. NEXNET’s digital mobile network operates on the 1.5 GHz frequency rather than the 800 MHz frequency used by our other operating companies.

      Japan’s population is about 127 million people. As of December 31, 2000, NEXNET provided service to about 49,800 digital handsets.

      NEXNET is headquartered in Tokyo. As of December 31, 2000, NEXNET had about 100 employees.

      Marketing. NEXNET’s current sales and marketing efforts focus primarily on providing cost-effective, local digital mobile services to its target customers, which are primarily businesses in various industries, particularly transportation. NEXNET believes that businesses with mobile workforces are the most likely users of its integrated digital mobile service offerings. In addition to advertising, NEXNET relies on its network of independent dealers, many of which are affiliated with Motorola, to sell NEXNET’s services to potential subscribers.

      Competition. The Japan Ministry of Posts and Telecommunications has promulgated regulations that provide that specialized mobile radio licenses may only be granted to nonprofit organizations. Under the Japan Radio Wave Law, the Japanese telecommunications ministry has granted licenses to two nonprofit specialized mobile radio providers: National Mobile Radio Centers Council and Japan Mobile Telecommunication — Systems Association. National Mobile Radio Centers Council, which was formed in 1985, is an association of eight nonprofit corporations that are regionally organized and supported financially by the Japanese government and several other companies. Mobile Radio Center, which was the first of these nonprofit corporations to offer commercial analog service, began offering analog service in Tokyo in 1982. Japan Mobile Telecommunication — Systems Association was founded in 1993 and began offering commercial analog service the same year. These two non-profit providers are licensed to offer both analog and digital services. These non-profit organizations may, however, entrust the operation of the network under a license to a commercial entity or entities. Under an entrustment agreement, Motorola Japan is authorized to operate the analog and digital businesses of Japan Mobile Telecommunication — Systems Association. The entrustment agreement has a term of one year. It is automatically renewed at the end of each term for an additional one-year period, unless either party to the agreement sends a notice of non-renewal at least three months before the then scheduled expiration. Motorola Japan has subentrusted the operation of Japan Mobile Telecommunication — Systems Association’s digital business on the 1.5 GHz frequency to NEXNET under a sub-entrustment agreement. The sub-entrustment agreement has the same term as the entrustment agreement. It may be terminated earlier if NEXNET fails to perform its obligations under the agreement, including performance of a buildout plan prescribed by the agreement. Motorola Japan continues to operate Japan Mobile Telecommunication — Systems Association’s analog business, which mainly uses the 800 MHz frequency.

      Japan is divided into ten cellular licensing regions including Kanto shin-etsu, which includes the Tokyo metropolitan area, Tokai, Kansai, Hokuriku, Chugoku, Shikoku, Kyushu, Hokkaido, Tohoku and Okinawa. For the most populous and economically active regions, Kanto, Tokai and Kansai, the Japanese telecommunications ministry licensed four operators in each region. With the exception of Okinawa, three service providers have been licensed to operate in each of the remaining six regions. The first commercial personal communications services network was launched in Japan in July 1995. The Japanese telecommunications ministry divided the country into ten personal handheld service licensing regions, allowing up to three operators in each region.

      The largest cellular operator is Nippon Telegraph and Telephone DoCoMo, followed by KDDI, which was formerly DDI and was consolidated with Kokusai Denshin Denwa and IDO, and Nippon Telecom Group. DDI Pocket Telephone is the largest personal handheld service operator, followed by Nippon Telegraph, Telephone Personal and Astel.

      Regulatory and Legal Overview. The Japanese telecommunications ministry regulates the telecommunications industry in Japan. The Japan Radio Wave Law governs all users of radio spectrum.

Additionally, the Japan Telecommunications Business Law governs the operations of telecommunications providers that operate in the telecommunications business for profit. The Japanese telecommunications ministry classifies telecommunications service providers as either Type One or Type Two. Type One operators own and operate the telecommunications infrastructure. All other operators are Type Two operators. Both Type One and Type Two operators are governed by the Japan Radio Wave Law and the Japan Telecommunications Business Law. However, Japan Mobile Telecommunication — Systems Association’s analog and digital businesses are self-operated radio systems and therefore are governed only by the Japan Radio Wave Law. Japan Mobile Telecommunication — Systems Association’s digital business is subentrusted to NEXNET. In order for NEXNET to operate the subentrusted business, no license is required under the Japan Radio Wave Law. However, NEXNET, unlike Type One and Type Two operators, is required to provide its services only to businesses and is restricted from offering its services to individuals.

      The Japanese telecommunications ministry regulates the radio frequencies assigned for specialized mobile radio services by granting licenses for radio equipment to be installed on the network. Each license is granted on a nationwide basis for a term of up to five years, renewable for additional five-year terms. There are standard loading requirements with respect to these licenses.

      Wireless telecommunications services operators, whether they are Type One or Type Two, have the right to interconnect to the public switched telephone network. This interconnection is subject to approval by the Japanese telecommunications ministry of the interconnection agreement between the wireless telecommunications services operator and the public switched telephone network. Although NEXNET is neither a Type One nor a Type Two operator, in December 1997, Japan Mobile Telecommunication — Systems Association received oral approval from the Japanese telecommunications ministry of NEXNET’s interconnection arrangements with Nippon Telegraph and Telephone Corporation.

      There are no foreign ownership restrictions for Japanese telecommunications companies, other than for ownership of Nippon Telegraph and Telephone.

      Foreign Currency Controls and Dividends. Under current law, the Japanese yen is convertible into U.S. dollars without restrictions. Japan has a free exchange market for all foreign currency transactions. Dividends and interest paid by NEXNET to its U.S. stockholders are subject to a 10% withholding tax under the tax treaty between the U.S. and Japan.

      Corporate Governance. Under a stockholders’ agreement with the other NEXNET stockholders, seven of the eight members of NEXNET’s board of directors are designated by stockholders based on the ownership interests of each stockholder. The eighth director is elected by a majority vote of all stockholders. Based on our current 32% ownership interest, we have the right to designate two of the seven designated directors.

      For decisions as to NEXNET’s overall business policy, capital calls, the declaration and payment of dividends or other distributions to stockholders and other decisions not in the ordinary course of business, the vote of at least six of the seven designated directors is required. As a result of our respective ownership interests, both we and DJSMR Business Partnership effectively have a veto right for these types of decisions.

      The stockholders’ agreement also gives each stockholder a right of first refusal with respect to any proposed transfer of NEXNET shares, other than to an affiliate of the transferor. In addition, all transfers of NEXNET shares require board approval. As a result, we would have the opportunity to buy additional NEXNET shares if any other stockholder proposed a sale of its shares to an unrelated third party. Similarly, if we were to propose a sale of all or a portion of our interest in NEXNET, the other stockholders would have a right of first refusal, which may cause potential purchasers to bid less than they otherwise would have for the shares we were proposing to transfer.

      Rather than exercising their right of first refusal, another stockholder could instead choose to participate with us in a proposed sale. This means that we may not be able to sell all of the shares that we would like to if the potential purchaser does not agree to buy the additional shares. Further, if DJSMR

Business Partnership decides to sell its shares to an unaffiliated third party in connection with an offer to purchase all outstanding shares of NEXNET, we would be required to also sell our shares unless we and the other stockholders elected to purchase all of the shares of DJSMR Business Partnership on the same terms and conditions as the third party offer. As a result, we may be forced to sell our shares at a time or at a price we do not find attractive. Finally, the stockholders’ agreement grants the other NEXNET stockholders the right to purchase all of our shares if we experience a change of control at a price determined by an independent appraiser.

  8.  Canada

      We own about 4.8% of the equity interests in TELUS Corporation, a publicly traded company whose shares are listed on the Toronto Stock Exchange under the symbol T.A. and on the New York Stock Exchange under the symbol TU. As of December 31, 2000, according to TELUS, it provided services to about 2,156,200 handsets and its digital service covered a population of about 22.6 million. TELUS now holds one of the two national 30 MHz licenses to provide personal communications services in Canada.

  9.  Shanghai, People’s Republic of China

      The cellular network for the Global System for Mobile Communications, or GSM, developed in Shanghai was a cooperative project established by China United Telecommunications Corporation and Shanghai Science Technology Investment Corp. Ltd. The Shanghai GSM system began commercial operations in July 1995.

      In August 1995, we formed a joint venture with Shanghai Science Technology under which we provided financial support for construction of the initial phases of the Shanghai GSM system in exchange for a contractual right to share profits from the system with Shanghai Science Technology. We also provided advice and direction in the key areas of engineering, customer care, billing practices, quality assurance and system performance.

      In December 1997, CCT Technology Services Limited acquired a 51% ownership interest in the joint venture with Shanghai Science Technology in exchange for about $46.0 million. These investments were made in equity, stockholder loans, stockholder guarantees and fees. Upon receipt of government approvals for CCT Technology’s investment, the joint venture changed its name to Shanghai CCT-McCaw Telecommunications System Co., Ltd. As of December 31, 1999, our ownership interest in Shanghai CCT-McCaw was 30%. Based on that ownership interest, we had a contractual right to receive 12% of the profits of the Shanghai GSM system.

      In September 1999, China United Telecommunications advised Shanghai CCT-McCaw and all similarly situated investors in China United Telecommunications of a new policy of the Chinese government. Under the policy, all existing arrangements between China United Telecommunications and joint ventures in which foreign companies had invested needed to be terminated.

      Following several months of discussions with China United Telecommunications, and based on advice of legal and financial advisers, Shanghai CCT-McCaw signed an agreement on March 17, 2000 with China United Telecommunications terminating our cooperation agreement. On April 1, 2000, in connection with the termination, Shanghai CCT-McCaw received about $61.3 million, based on the exchange rate in effect on April 1, 2000. We also received a warrant to purchase shares of China United Telecommunications common stock. The warrant is exercisable for about 8.2 million Hong Kong listed shares through June 2001 at the initial public offering price of HK$15.58 or US$2.00 per share on the Hong Kong exchange. On May 24, 2000, we received a reimbursement of $7.5 million for advances made to Shanghai CCT-McCaw. On September 29, 2000, the joint venture was formally dissolved, and Shanghai CCT-McCaw distributed our pro rata equity percentage interest in the joint venture of about $9.8 million in cash. As a result of this transaction, we recorded a gain of about $6.1 million.

M.  Employees

      As of December 31, 2000, we had about 115 employees at the corporate level, and our managed operating companies had about 3,470 employees. Neither we nor any of our managed operating companies is a party to any collective bargaining agreement. We believe the relationship between us and our employees, and between each of our managed operating companies and its employees, is good.

N.  Risk Factors

  1.  We have a history of net losses and negative cash flow, and we expect these to continue for several years.

      We have never been profitable, and we have never generated sufficient cash flows from operations to fund our operations. We expect that losses will continue for the next several years as we build, expand and enhance our digital mobile networks. We do not know when, if ever, our cash flows from operations will support our growth and continued operations. Our accumulated deficit was about $1,277.2 million at December 31, 2000. For the year ended December 31, 2000, we had negative earnings before interest, taxes, depreciation and amortization of $132.8 million and our earnings were insufficient to cover our fixed charges by $328.1 million.

  2.  If we cannot obtain additional funds when needed, we will not be able to implement our business plan.

      We need substantial amounts of financing over the next several years for capital expenditures to build, expand and enhance our digital networks, fund operating losses of our operating companies, debt service requirements and other general corporate purposes. We may not be able to raise additional financing when needed, on acceptable terms or at all. We will be required to curtail our operations and any further expansion of those operations unless we can obtain substantial amounts of financing over the next several years.

      Our ability to access additional funds may be limited by:

•	the terms of our existing financing agreements, including restrictive covenants;

•	general market conditions in the U.S. and in our international markets that may adversely affect the availability or cost of capital;

•	volatility in the economies of Latin America and Asia, or in the local markets in which we operate, which may make lenders less likely to extend credit to our operating companies;

•	our high level of indebtedness, which may affect our attractiveness as a potential borrower; and

•	the market’s perception of our performance in each of our markets.

      Except as and to the extent noted below, we have no legally binding commitments or agreements with any third parties to obtain additional debt or equity financing. In the past, we have relied upon capital contributions from our parent, Nextel Communications and Nextel Communications has committed to provide us with a combination of equity and secured debt financing totalling $750.0 million to permit us to meet the currently anticipated funding required to implement our business plan for 2001, but it is not obligated to provide any funds to us.

  3.  Our high level of indebtedness may limit our financial flexibility and our ability to react to changing market conditions.

      Our high level of indebtedness could limit our ability to:

•	obtain additional financing;

•	use operating cash flow in other areas of our business, because we must dedicate a substantial portion of these funds to make cash interest payments and fund required principal payments on our debt; and

•	compete with others in our industry who are not as highly leveraged.

      At December 31, 2000, we had about $2,519.3 million of outstanding long-term debt, including the current portion. Furthermore, subject to restrictions contained in the agreements governing our outstanding debt, we anticipate that we and our consolidated operating companies will incur substantial additional indebtedness in the future in connection with the future build-out, expansion and enhancement of our digital mobile networks and the funding of our cash flow deficits. As we incur additional debt, our leverage and debt service obligations will increase, and our financial and operating flexibility may be further limited.

  4.  Our existing financing agreements contain covenants that limit how we conduct our business, which may affect our ability to grow as planned.

      As a result of restrictions contained in our financing agreements, we may be unable to raise additional financing, compete effectively or take advantage of new business opportunities. This may affect our ability to generate revenues and profits. The indentures governing our outstanding senior notes contain covenants that limit how we conduct business by restricting our ability to:

•	incur or guarantee additional indebtedness;

•	pay dividends and make other distributions;

•	prepay subordinated indebtedness;

•	make investments and other restricted payments;

•	enter into sale and leaseback transactions;

•	create liens;

•	sell assets; and

•	engage in transactions with affiliates.

      Our other financing agreements contain, and any future financing agreements are expected to contain, similar or more restrictive covenants, as well as other covenants that will require us to maintain specified financial ratios and satisfy financial tests.

  5.  Our failure to comply with covenants and restrictions in our financing agreements could lead to a default under our financing agreements, which could cause that and other debt to become immediately payable.

      Our failure to comply with the covenants and restrictions contained in our indentures and other financing agreements could lead to a default under the terms of these agreements. If a default occurs, the other parties to these agreements could declare all amounts borrowed to become due and payable. This, in turn, could cause amounts borrowed under other instruments to become due and payable. In addition, lenders under any future financing agreements could terminate their commitments to lend to us. If that occurs, we may not be able to make payments on our indebtedness, meet our working capital and capital expenditure requirements or find additional alternative financing. Even if we could obtain additional alternative financing, it may not be on terms acceptable to us. In anticipation of our non-compliance with financial covenants under some of our financing agreements, we have in the past notified the lenders and obtained waivers and amended covenants. We may not be able to remain in compliance with the covenants in our financing agreements in the future and, if we fail to do so, we may not be able to obtain waivers from the lenders or amend the covenants as we have in the past.

  6.  We have significant intangible assets, which may not be adequate to satisfy our obligations in the event of liquidation.

      If we default on debt or if we were liquidated, the value of our assets may not be sufficient to satisfy our obligations. We have a significant amount of intangible assets, such as licenses. The value of these licenses will depend significantly upon the success of our digital mobile network business and the growth of the specialized mobile radio and wireless communications industries in general. We had a net tangible book value deficit of about $896.5 million as of December 31, 2000.

  7.  Government regulations determine how we operate in various countries, which could limit our growth and strategy plans.

      In each market in which we operate, one or more regulatory entities regulate the licensing, construction, acquisition, ownership and operation of our wireless communications systems. Adoption of new regulations, changes in the current telecommunications laws or regulations or changes in the manner in which they are interpreted or applied could adversely affect our operations. Because of the uncertainty as to the interpretation of regulations in some countries in which we operate, we may not always be able to provide the services we have planned in each market. In some markets, we are unable, or have limitations on our ability, to offer some services, such as interconnection to other telecommunications networks and participation in calling party pays programs. Further, the regulatory schemes in the countries in which we operate allow third parties, including our competitors, to challenge our actions. For instance, some of our competitors are currently challenging the validity of some of our licenses or the scope of services we provide under those licenses, in administrative or judicial proceedings, particularly in Chile, Mexico and Peru. It is possible that, in the future, we may face additional regulatory prohibitions or limitations on our services. Inability to provide planned services could make it more difficult for us to compete in the affected markets. Further, some countries in which we conduct business impose foreign ownership limitations upon telecommunications companies. These issues affect our ability to operate in each of our markets, and therefore impact our growth and strategy plans. We have provided a detailed description of the regulatory environment in each of the countries, except Canada, in which our operating companies conduct business under the “Regulatory and Legal Overview” discussion for each operating company under “— L. Operating Companies.”

  8.  If our licenses to provide mobile services are not renewed, or are modified or revoked, our business and ability to grow may be restricted.

      Wireless communications licenses and spectrum allocations are subject to ongoing review and, in some cases, to modification or early termination for failure to comply with applicable regulations. If our operating companies fail to comply with the terms of their licenses and other regulatory requirements, including installation deadlines and minimum loading or service availability requirements, their licenses could be revoked. Further, compliance with these requirements is a condition for eligibility for license renewal. Most of our wireless communications licenses have fixed terms and are not renewed automatically. Because governmental authorities have discretion as to the grant or renewal of licenses, our licenses may not be renewed or, if renewed, renewal may not be on acceptable economic terms. For example, under existing regulations, our licenses in Brazil and Peru are renewable once, but no regulations presently exist regarding how or whether additional renewals will be granted.

  9.  If we are not able to compete effectively in the highly competitive wireless communications industry, our future growth and operating results will suffer.

      Our success will depend on the ability of our operating companies to compete effectively with other communications services providers, including wireline companies and other wireless communications companies, in the markets in which they operate.

      a.  Some of our competitors are financially stronger than we are, which may limit our ability to compete based on price.

      Because of their resources, some of our competitors may be able to offer services to customers at prices that are below the prices that our operating companies can offer for comparable services. As a result, if we cannot compete effectively based on the price of our service offerings, our revenues may be adversely affected. For example, many of our competitors are well-established companies that have:

•	substantially greater financial and marketing resources;

•	larger customer bases;

•	better name recognition;

•	bundled service offerings;

•	larger spectrum positions; and

•	larger coverage areas than those of our operating companies.

      Further, significant price competition could negatively impact our operating results and our ability to attract and retain customers. In addition, we anticipate that our operating companies will face future market pressure to reduce the prices charged for their products and services over the next few years because of increased competition in our markets.

      b.  Our operating companies may face disadvantages when competing against government-owned or affiliated telecommunications companies and wireline monopoly operators.

      In some markets, our operating companies may not be able to compete effectively against an incumbent government-owned telecommunications company, or a formerly government-owned company in which the government may or may not retain a significant interest. Our operating companies may be at a competitive disadvantage in these markets because government-owned or affiliated competitors may have:

•	close ties with national regulatory authorities;

•	control over connections to local telephone lines; or

•	the ability to subsidize competitive services with revenues generated from services they provide on a monopoly basis.

      To the extent government-owned wireline companies are privatized or join with an established foreign telecommunications partner, competition from these companies may increase due to infusions of capital and managerial and technical talent. These companies may also continue to enjoy the legacy of their pre-privatization privileges. Our operating companies may encounter obstacles and setbacks if local governments adopt policies favoring these competitors or otherwise afford them preferential treatment.

      In some markets, our operating companies compete against an incumbent monopoly wireline company in the provision of some services. In most of these markets, the monopoly wireline provider is also a wireless operator competing directly with the wireless operations of our operating companies. Often, the monopoly provider enjoys competitive advantages similar to the advantages described above that government-owned and affiliated providers may enjoy. As a result, our operating companies may be at a competitive disadvantage to monopoly providers, particularly as our operating companies seek to offer new telecommunications services.

      c.  Our coverage is not as extensive as those of other wireless service providers in our markets, which may limit our ability to attract and retain customers.

      Since our digital mobile networks do not offer nationwide coverage in the countries in which we operate and our technology limits our potential roaming partners, we may not be able to compete effectively with cellular and personal communications services providers in our markets. Many of the cellular and personal communications services providers in our markets have entered into roaming agreements with each other, which permit these providers to offer coverage to their subscribers in each other’s markets. The iDEN technology that we deploy is not compatible with other wireless technologies such as digital cellular or personal communications services technologies or with other iDEN networks not operating in the 800 MHz spectrum. As a result, with the exception of GSM 900 MHz systems, we cannot enter into roaming agreements with the operators of these other networks. Although the i2000 digital handset is compatible with both iDEN 800 MHz and GSM 900 MHz systems, our customers will not be able to roam on other iDEN 800 MHz or GSM 900 MHz systems where we do not have a roaming agreement. As a result, we will not be able to provide coverage to our subscribers outside of our currently operating digital mobile markets until:

•	we build out additional digital mobile networks in areas outside our existing markets;

•	other operators deploy iDEN 800 MHz or GSM 900 MHz technology in markets outside of our coverage areas and we enter into roaming agreements with those operators; or

•	handsets that can be used on both iDEN 800 MHz and non-GSM 900 MHz wireless communications networks become available and we enter into roaming agreements with the operators of those networks.

      d.  If we do not keep pace with rapid technological changes, we may not be able to attract and retain customers.

      The wireless telecommunications industry is experiencing significant technological change. Our digital mobile technology could become obsolete. We rely on digital technology that is not compatible with, and competes with, other forms of digital and non-digital voice communication technology. Competition among these differing technologies can:

•	segment the user markets, thereby reducing demand for specific technologies, including the iDEN digital technology that we use;

•	reduce the resources devoted by third-party suppliers, including Motorola, which supplies all of our current digital mobile technology, to developing or improving the technology for our networks; and

•	adversely affect market acceptance of our service offerings.

      The iDEN digital technology we use to operate our digital mobile networks may not successfully compete with other forms of voice communication systems. Further, new digital or non-digital voice communication transmission technology may be developed that could cause our existing digital mobile networks to become obsolete or otherwise impair market acceptance of our service offerings.

      e.  If our wireless communications technology does not perform in a manner that meets customer expectations, we will be unable to attract and retain customers.

      Customer acceptance of the services we offer is and will continue to be affected by technology-based differences and by the operational performance and reliability of system transmissions on our digital mobile networks.

      We may have difficulty attracting and retaining customers if we are unable to address and resolve satisfactorily performance or other transmission quality issues as they arise or if these issues:

•	limit our ability to expand our network coverage or capacity as currently planned; or

•	place us at a competitive disadvantage to other wireless service providers in our markets.

      f.  Our equipment is more expensive than that of some competitors, which may affect our ability to establish and maintain a significant subscriber base.

      We currently market multi-function digital handsets. The higher cost of our equipment, as compared to analog handsets and some digital handsets that do not incorporate a comparable multi-function capability, may make it more difficult or less profitable for us to attract customers. This may reduce our growth opportunities or profitability.

      g.  We will launch new wireless data and Internet connectivity services, and if these new services do not prove to be successful, our operations and growth could be adversely affected.

      In 2001, we will begin to offer our subscribers in selected markets access to digital two-way mobile data and Internet connectivity, that we will market under the brand name Nextel Internet. We cannot be sure that these services will perform satisfactorily, be utilized by a sufficient number of our subscribers or produce sufficient levels of customer satisfaction or revenue. Because we have less spectrum than some of our competitors, any digital two-way mobile data and Internet connectivity services that we may offer could be significantly limited compared to those services that may be offered by other wireless communications providers with larger spectrum positions.

      We expect that this wireless data capability and Internet connectivity will allow us to perform support services more economically, to differentiate ourselves from our competitors and to realize a source of future incremental revenue to counter the impact of increasing competition in our markets on the pricing of our basic wireless voice services packages. We may not successfully realize these goals if:

•	we are unable to offer these new services profitably;

•	these new service offerings adversely impact the performance or reliability of our digital mobile network;

•	we or third party developers fail to develop new applications for our customers; or

•	we otherwise do not achieve a satisfactory level of customer acceptance and utilization of these services.

      Any resulting customer dissatisfaction, or failure to realize cost reductions or incremental revenue, could have an adverse impact on our results of operations, future growth prospects and perceived value.

      h.  If competitors provide two-way radio dispatch services, we will lose a competitive advantage.

      We differentiate ourselves by providing two-way radio dispatch services that are currently not available through traditional cellular or personal communication services providers. If either personal communication services or cellular operators provide two-way radio dispatch or comparable services in the future, our competitive advantage may be impaired.

  10.  We operate exclusively in foreign markets, and our assets, customers and cash flows are concentrated in Latin America, which presents risks to our operating and financing plans.

      a.  We face political risks in our markets, which may limit our ability to implement our strategy and our financial flexibility and may disrupt our operations.

      Most of our markets are considered to be emerging markets. Although political, economic and social conditions differ in each country in which we currently operate, political and economic developments in one country may affect our business as a whole, including our access to international capital markets. In Peru, for example, there was significant terrorist activity in the 1980s and the early 1990s. During that time anti-government groups escalated violence against the government, the private sector and Peruvian residents. Incidents of terrorist activity continue to occur, including the hostage incident at the residence of the Japanese Ambassador to Peru in 1997. Similar outbreaks of terrorism or political violence have occurred in the Philippines, Mexico and other countries in which we operate or may operate in the future. In addition, we are unable to predict the impact that presidential or other contested local or national elections and the associated transfer of power from incumbent officials or political parties to elected victors, may have on the local economy or the growth and development of the local telecommunications industry. For example, in 2000 Mexico had a change of administration, the impact of which is difficult to predict. Further, Peru’s recently re-elected president was dismissed in November 2000, and the president of the Philippines was replaced in January 2001. Changes in the leadership or in the ruling party in these countries may affect the economic programs developed under the prior administration, which in turn may adversely affect our business, operations and prospects in these countries.

      b.  Because wireless telecommunications services companies have a limited history in our markets, acceptance of our services is uncertain, and we may not be able to successfully implement our business plan.

      Due, in part, to the limited history of wireless communications services in our existing and targeted markets, we face many uncertainties in our markets that may affect our ability to grow or implement our business plan. These uncertainties include:

•	the size of the markets for wireless communications services;

•	the penetration rates of these markets;

•	the ability of potential subscribers to pay subscription and other fees;

•	the extent and nature of the competitive environment in these markets; and

•	the immediate and long-term commercial viability of wireless communications services in these markets.

As a result of these uncertainties, we may make significant investments in developing a network and promoting our digital mobile services in markets where we may not achieve significant market acceptance for our services. If this occurs we may be unable to recover our investment in these markets, which could harm our financial condition and results of operations.

      c.  Our investments in joint ventures may affect our growth and operating results because we are not in sole control of the enterprise.

      We have entered into joint venture arrangements with third parties in some of our operating companies and may enter into other joint venture arrangements in the future. Participating in these arrangements may affect our growth and operations because the enterprise is subject to influence by other parties, and we may not control the enterprise even where we own a majority of the equity interests. These arrangements are subject to uncertainties, including risks that:

•	the other participants may at any time have economic, business or legal interests or goals that are inconsistent with our goals or those of the joint enterprise;

•	a participant may be unable to meet its economic or other obligations to the joint enterprise, and we may be required to fulfill some or all of those obligations or restrict the business of the affected enterprise; and

•	we also may be or become obligated to acquire all or a portion of the ownership interest of some or all of the other participants in these joint enterprises.

      d.  We are subject to fluctuations in currency exchange rates and limitations on the expatriation or conversion of currencies, which may result in significant financial charges, increased costs of operations or decreased demand for our products and services.

      Substantially all of our revenues are denominated in non-U.S. currencies, although a significant portion of our capital and operating expenditures, including imported network equipment and handsets, and substantially all of our outstanding debt, are denominated in U.S. dollars. Accordingly, fluctuations in exchange rates relative to the U.S. dollar could have a material adverse effect on our earnings or assets. For example, the economic turmoil in Asia in the late 1990s resulted in a significant devaluation of the currencies in several countries in Asia and caused fluctuations in the currencies of other emerging countries, particularly in Latin America. Further, the 1999 currency devaluation in Brazil resulted in a significant charge against our earnings in 1999 and a negative adjustment to the carrying value of our assets in Brazil. We expect to incur additional foreign currency transaction losses in the first quarter of 2001 due to the continuing devaluation of the Brazilian real relative to the U.S. dollar.

      Any devaluation of local currencies in the countries in which our operating companies conduct business may result in increased costs for imported goods and services and may, as a result, decrease demand for our products and services in the affected markets. If our operating companies distribute dividends in local currencies in the future, the amount of cash we receive will also be affected by fluctuations in exchange rates and currency devaluations. In addition, some of the countries in which we have operations do or may restrict the expatriation or conversion of currency. We have not entered into any hedging transactions to limit our foreign currency exposure.

      e.  Our operating companies are subject to fluctuating economic conditions in the local markets in which they operate, which could hurt their performance.

      Our operations depend on the economies of the markets in which our operating companies conduct business. These markets are in countries with economies in various stages of development or structural reform, some of which are subject to rapid fluctuations in terms of consumer prices, employment levels, gross domestic product, interest rates and inflation rates.

      If these fluctuations have an effect on the ability of customers to pay for our products and services, our business may be adversely affected. For example, several countries in Asia, including the Philippines, have experienced significant economic turmoil, including bank failures, in the last several years. The economic conditions in Asia have also affected other emerging markets, particularly those in Latin America. As a result, our operating companies may experience lower demand for their products and services and a decline in the growth of their customer base and in revenues.

      In addition, the other stockholders in our operating companies may, as a result of these fluctuating economic conditions or for other reasons, be unable or unwilling to fund their capital contribution requirements. We then may be required to restrict the business of the affected operating company or to assume and satisfy the funding obligations of other stockholders, as we did in Japan in March 2000 and in the Philippines in July 2000. Further, we may determine to cease our funding of these operating companies, as we recently did in Japan.

      Some of our operating companies conduct business in countries where the rate of inflation is significantly higher than in the United States. Any significant increase in the rate of inflation in any of these countries may not be completely or partially offset by corresponding price increases implemented by our operating companies, even over the long term.

      f.  We pay significant import duties on our network equipment and handsets, and any increases could impact our financial results.

      Our operations are highly dependent upon the successful and cost-efficient importation of network equipment and handsets from North America and, to a lesser extent, from Europe and Japan. Any significant increase in import duties in the future could significantly increase our costs. To the extent we cannot pass these costs on to our customers, our financial results will be negatively impacted. In the countries in which our operating companies conduct business, network equipment and handsets are subject to significant import duties and other taxes that can be as high as 50% of the purchase price.

      g.  We are subject to foreign taxes in the countries in which we operate, which may reduce amounts we receive from our operating companies or may increase our tax costs.

      Distributions of earnings and other payments, including interest, received from our operating companies may be subject to withholding taxes imposed by some countries in which these entities operate. Any of these taxes will reduce the amount of after-tax cash we can receive from those operating companies.

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

      We may also be required to include in our income for U.S. federal income tax purposes our proportionate share of specified earnings of our foreign corporate subsidiaries that are classified as controlled foreign corporations, without regard to whether distributions have been actually received from these subsidiaries.

      h.  We have entered into a number of agreements that are subject to enforcement in foreign countries, which may limit efficient dispute resolution.

      A number of the agreements that we and our operating companies enter into with third parties are governed by the laws of, and are subject to dispute resolution in the courts of or through arbitration proceedings in, the countries or regions in which the operations are located. We cannot accurately predict whether these forums will provide effective and efficient means of resolving disputes that may arise. Even if we are able to obtain a satisfactory decision through arbitration or a court proceeding, we could have difficulty enforcing any award or judgment on a timely basis. Our ability to obtain or enforce relief in the United States is also uncertain.

  11.  We are controlled by Nextel Communications, which is influenced by its significant stockholders.

      Nextel Communications controls us and beneficially owns about 99% of our outstanding common stock. As a result of this ownership, Nextel Communications is able to exercise a controlling influence over our business and affairs and is able to unilaterally determine the outcome of any matter submitted to a vote of our stockholders. Further, Nextel Communications has the power to elect all of the members of our board of directors.

      Additionally, based on the ownership information relating to Nextel Communications as of December 31, 2000, entities controlled by Mr. Craig O. McCaw beneficially owned about 13% of the outstanding Nextel Communications stock. Digital Radio L.L.C., which is controlled by Mr. McCaw, may designate at least one fourth of the board of directors of Nextel Communications. In addition, Digital Radio may select, from its representatives on the board of directors, a majority of the operations committee of Nextel Communications’ board of directors, which has significant authority relating to Nextel Communications’ business strategy, budgets and financing arrangements and in the nomination and oversight of specified executive officers. As a result, Digital Radio may exert significant influence over our affairs as well. In addition, as of December 31, 2000, Motorola beneficially owned about 14% of the outstanding Nextel Communications stock. Motorola is entitled to nominate two directors to the board of directors of Nextel Communications.

  12.  Nextel Communications’ significant stockholders may or do compete with us.

      Digital Radio, Mr. McCaw and their affiliates have and, subject to the terms of agreements between Digital Radio and Nextel Communications, may have other investments or interests in entities that provide wireless telecommunications services that could potentially compete with Nextel Communications and with us. Under the agreements, Mr. McCaw, Digital Radio and their controlled affiliates may not, until one year after termination of the operations committee of the board of directors of Nextel Communications, participate in other two-way terrestrial-based mobile wireless communications systems in the region that includes any part of North America or South America unless these opportunities have first been presented to and waived or rejected by Nextel Communications. We do not have similar arrangements with these entities, and Nextel Communications may waive or reject these opportunities, even if they are in our best interests.

      Motorola and its affiliates engage in wireless communications businesses, and may in the future engage in additional businesses, that do or may compete with some or all of the services that we offer. The potential conflict of interest may adversely affect us in the future. In addition, Motorola is a significant stockholder of Nextel Communications, and indirectly of us, and a significant stockholder in our non-managed operating company in Japan, which creates potential conflicts of interest, particularly with regard to significant transactions.

  13.  Our right of first opportunity agreement with Nextel Communications may limit future growth.

      We have entered into an agreement with Nextel Communications that provides us with a right of first opportunity to pursue business opportunities outside the United States before Nextel Communications may pursue them. If we do not pursue a given opportunity, Nextel Communications may make other investments that could compete with us. Additionally, we have agreed that neither we nor any of our controlled affiliates will participate in the ownership or management of any wireless communications service business in the United States without the consent of Nextel Communications, which may limit our future growth. This agreement terminates upon specified change of control events.

  14.  Any modification or termination of our license or roaming agreements with Nextel Communications could increase our costs.

      Although Nextel Communications has licensed us the right to use the “Nextel” tradename on a royalty-free basis, this license may be terminated by either party upon 180 days’ notice. Nextel Communications could determine to terminate the license for any reason. In addition, it may elect to charge us royalties upon 180 days’ notice. As a result, our right to use the “Nextel” tradename may not continue or may require the payment of royalties or other amounts to Nextel Communications. In addition, we depend upon our roaming agreements with Nextel Communications for access to its iDEN network in the United States.

  15.  Increased overhead costs to Nextel Communications or increased allocations to us of those costs could negatively impact our financial results.

      Pursuant to an overhead services agreement, Nextel Communications provides us many services typically performed by in-house personnel, including various financial, human resources, audit, legal, engineering and marketing functions. We are charged for these services based on the actual costs incurred by Nextel Communications, and increases in these charges could negatively impact our financial results. These overhead costs are apportioned by Nextel Communications to us and its other subsidiaries in good faith. While we have the right to review and discuss adjustments to the determinations made by Nextel Communications, Nextel Communications’ determination is final and binding. We must continue to obtain these services from Nextel Communications until 2007, unless Nextel Communications consents to the discontinuance of a particular service. Our allocations under this agreement may increase as we grow or as a result of changes in the remaining business of Nextel Communications. For example, if we grow significantly faster than Nextel Communications’ remaining business, our allocation would be increased to reflect our growth. Further, if the costs to Nextel Communications increases, our allocated costs could also increase. In addition, if Nextel Communications’ equity interest in us decreases in the future, we would likely have more limited access, if any, to its employees, services and expertise.

  16.  We are a party to a tax sharing agreement with Nextel Communications, which is not favorable to us.

      We file and will continue to file consolidated tax returns with Nextel Communications and have entered into a tax sharing agreement with Nextel Communications. Under this agreement, we and each of our U.S. subsidiaries must pay Nextel Communications an amount equal to our tax liability as if we and each of our U.S. subsidiaries filed separate tax returns, which may result in higher tax payments by us than if our tax liability was computed on the basis of joint tax filings with Nextel Communications. In addition, Nextel Communications is entitled under this agreement to utilize our unused tax attributes, including items of income, gain, loss, deduction, expense, credit and similar treatments, on behalf of other members of the consolidated Nextel Communications group, and we are not entitled to any compensation for this utilization. Under this agreement, we may be required to pay Nextel Communications even if Nextel Communications does not have a separate tax liability.

  17.  We have experienced and expect to continue to experience rapid growth. Any failure to manage our growth effectively could delay our expansion plans, impair our ability to maintain or grow our subscriber base or result in increased costs.

      Our future success depends on the expansion of our operations and the development of a large subscriber base on a timely basis. Since our inception, we have experienced rapid growth. We intend to continue to grow through further expansion and enhancement of our existing operations and may grow through acquisitions and joint ventures and through the establishment of new operations.

      a.  Challenges associated with our digital mobile network construction and expansion projects could adversely affect our growth plans.

      We may not be able to complete our currently planned digital mobile network construction and expansion activities successfully or in a timely manner. If we do not, our ability to increase our subscriber base, improve the transmission quality of our digital mobile services and expand our service area could be impaired. Our digital mobile network construction and expansion projects will be subject to numerous factors, any of which could require substantial changes to proposed plans or otherwise alter our currently anticipated time frames or budgets. These factors include:

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

      b.  Challenges associated with selling and marketing our digital mobile services could affect our ability to establish or maintain a significant subscriber base.

      Once our digital mobile network operations are in place in a particular market, the development of a significant subscriber base depends on the success of our sales and marketing efforts and the receptiveness of the marketplace to our services. If the sales and marketing teams of our operating companies are not able to establish a large subscriber base in our markets, our revenues will not grow as planned. In most of our markets, our operating companies have limited experience in marketing their wireless communications services and in tailoring their sales and marketing efforts to local conditions. Additionally, in some markets, there are restrictions on the type of customers to whom our operating companies may offer their services.

      Furthermore, in addition to increasing the size of our customer base, our sales and marketing efforts must focus on the quality of our customer base. In some cases, this burden is heavier than that faced by United States companies due to the lack of business infrastructure in emerging markets. For example, the lack of established credit bureaus in many of the countries in which our operating companies conduct business makes it more difficult to ascertain the creditworthiness of potential customers. As a result, we, like other service providers in these markets, have experienced and may continue to experience higher bad debt expense as a percentage of revenues than U.S. companies.

      In most of our markets, our operating companies rely in part on the efforts of independent dealers and distributors to market our services. We may not be able to establish and maintain satisfactory relationships with enough independent dealers or distributors or this may not be a cost-effective way of acquiring subscribers.

      c.  Challenges associated with managing our growth could affect our ability to manage our expanded operations in our markets.

      We may not be able to manage the growth of our expanded operations effectively. Any failure to do so could result in increased costs, delays in our expansion plans, customer dissatisfaction or lower revenues than expected. As a result of our aggressive construction and expansion plans, we face significant challenges in managing our expanded operations. Our construction and expansion plans will place substantial burdens on our current management resources, information systems and financial controls. To successfully manage rapid growth, we must:

•	anticipate projected growth;

•	rapidly improve, upgrade and expand our business infrastructure;

•	deliver products and services on a timely basis;

•	maintain levels of service that meet customer expectations;

•	recruit, hire and train additional qualified employees; and

•	maintain cost controls.

      In addition, we expect significant challenges in integrating any newly acquired businesses with our existing operations.

      d.  If we fail to add sufficient system capacity to our networks, we will not be able to support customer growth.

      Our business plan depends on assuring that our digital mobile networks have adequate capacity to accommodate anticipated new customers and related increases in usage of our networks. If we are unable to obtain spectrum, equipment or handsets when and as required, we may not be able to adequately service new or existing customers, which could hurt our reputation or ability to continue to grow.

      Our inability to timely and efficiently meet the demands for our services could decrease or postpone subscriber growth, or delay or otherwise impede billing and collections of amounts owed, which would adversely affect our growth and performance. To increase the number of subscribers on our digital mobile network, we must be able to, among other things, successfully plan for additional system capacity at levels needed to meet anticipated new subscribers, as well as the related increases in system usage, and obtain additional spectrum when and where required. Furthermore, we must secure sufficient transmitter and receiver sites at appropriate locations in our markets to meet planned system coverage and capacity targets and obtain adequate quantities of base radios and other system infrastructure equipment, as well as adequate volumes and mix of handsets and related accessories to meet subscriber demand and system loading rates.

      Our ability to improve the efficiency and speed of the processes for our customer service and accounts receivable collection functions will affect our ability to add customers. Further, customer reliance on our customer service functions will increase as we add digital mobile network customers and as we introduce new services, such as our planned mobile data and Internet offerings.

  18.  Since we rely principally on one supplier to implement our digital mobile networks, any failure of that supplier to perform could hurt our operations.

      Motorola is currently our sole source for the iDEN digital network equipment and handsets used throughout our markets. If Motorola fails to deliver necessary technology improvements and enhancements and system infrastructure equipment and handsets on a timely, cost-effective basis, we may not be able to service our existing customers or add new customers. We expect to rely principally on Motorola for the manufacture of a substantial portion of the equipment necessary to construct, enhance and maintain our digital mobile networks and for the manufacture of handsets for the next several years.

  19.  Agreements with Motorola reduce our operational flexibility and may adversely affect our growth or operating results.

      We have entered into agreements with Motorola that impose limitations and conditions on our ability to use other technologies. These agreements may operate to delay or prevent us from employing new or different technologies that perform better or are available at a lower cost because of the additional economic costs and other impediments to change arising under the Motorola agreements. For example, our equipment purchase agreements with Motorola provide that we must provide Motorola with notice of our determination that Motorola’s technology is no longer suited to our needs at least six months before publicly announcing or entering into a contract to purchase equipment utilizing an alternate technology.

      In addition, if Motorola manufactures, or elects to manufacture, the equipment utilizing the alternate technology that we elect to deploy, we must give Motorola the opportunity to supply 50% of our infrastructure requirements for the equipment utilizing the alternate technology for three years. This may limit our ability to negotiate with an alternate equipment supplier. Finally, if we do switch to an alternate technology and we do not maintain Motorola infrastructure equipment at the majority of our transmitter and receiver sites that are deployed at the time the switch is first publicly announced, Motorola may require that all financing provided by Motorola to us be repaid. If these amounts became payable, we would be required to seek alternative financing which might not be available, or be required to curtail our operations.

  20.  Concerns about health risks associated with wireless equipment may reduce the demand for our services.

      Portable communications devices have been alleged to pose health risks, including cancer, due to radio frequency emissions from these devices. The actual or perceived risk of mobile communications devices could adversely affect us through a reduction in subscribers, reduced network usage per subscriber or through reduced financing available to the mobile communications industry. Further research and studies are ongoing, and we cannot be sure that these studies will not demonstrate a link between radio frequency omissions and health concerns.

  21.  Our forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs.

      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: A number of the statements made in this report are not historical or current facts, but deal with potential future circumstances and developments. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy that involve risks and uncertainties. We caution you that these forward-looking statements are only predictions, which are subject to risks and uncertainties, including financial variations, changes in the regulatory environment, industry growth and trend predictions. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operation and results of our wireless communications business also may be subject to the effects of other risks and uncertainties in addition to the other qualifying factors identified in the “Risk Factors” section above and elsewhere in this annual report, including, but not limited to:

•	general economic conditions in Latin America and Asia and in the market segments that we are targeting for our digital mobile services;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet our service deployment and marketing plans and customer demand;

•	potential currency devaluations in countries in which our operating companies conduct business;

•	the accuracy of our estimates of the impact of foreign exchange volatility in our markets as compared to the U.S. dollar;

•	substantive terms of any international financial aid package that may be made available to any country in which our operating companies conduct business;

•	future legislation or regulatory actions relating to our specialized mobile radio services, other wireless communication services or telecommunications generally;

•	the impact that economic conditions in Latin America and Asia, as well as other market conditions, may have on the volatility and availability of equity and debt financing in domestic and international capital markets;

•	the political and social conditions in the countries in which we operate, including political instability, which may affect the economies of our markets and the regulatory schemes in these countries;

•	the success of efforts to improve and satisfactorily address any issues relating to our digital mobile network performance;

•	market acceptance of our new service offerings, including Nextel Worldwide and any future digital two-way mobile data or Internet connectivity services;

•	the continued successful performance of the technology being deployed in our service areas and the success of technology to be deployed in connection with any future introduction of digital two-way mobile data or Internet connectivity services;

•	the ability to achieve and maintain market penetration and average subscriber revenue levels sufficient to provide financial viability to our digital mobile network business;

•	our ability to manage rapid growth, including our ability to timely and successfully accomplish required enhancement and expansion of our networks and scale-up of our billing, collection, customer care and similar back-office operations to keep pace with anticipated customer growth, increased system usage rates and growth in levels of accounts receivables being generated by the digital mobile network customer base;

•	access to sufficient debt or equity capital to meet our operating and financial needs;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular services and personal communications services; and

•	other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission.

Item 2.  Properties

      Our principal executive and administrative offices are located in Reston, Virginia, where we lease about 16,900 square feet of office space under a lease expiring in December 2011 and about 27,000 additional square feet at the same location under a lease expiring in December 2009. In addition, our operating companies lease office space and transmitter and receiver sites in each of the countries where they conduct business.

      Each operating company leases transmitter and receiver sites for the transmission of radio service under various individual site leases. Most of these leases are for terms of five years or less, with options to renew. As of December 31, 2000, our managed operating companies had constructed sites at leased locations for their digital mobile business, as shown below:

Managed Operating Company	Number

Nextel Brazil	550

Nextel Mexico	355

Nextel Argentina	270

Nextel Peru	85

Nextel Philippines	90

Total	1,350

Item 3.  Legal Proceedings

  Nextel Philippines SEC Proceedings

      Immediately before the Nextel Philippines annual stockholders meeting on July 13, 1998, the Philippines Securities and Exchange Commission issued a temporary restraining order in favor of several Nextel Philippines stockholders. These stockholders requested nullification of previously adopted amendments of the bylaws of Nextel Philippines contemplated by the corporate governance provisions of agreements entered into with local stockholders of Nextel Philippines, referred to as the Philippines Partner Agreements. The temporary restraining order enjoined Nextel Philippines from implementing those bylaw amendments for a 72-hour period. The stockholders further requested that a preliminary injunction be issued with the same effect pending a trial on the merits on the validity of the bylaw amendments. On July 15, 1998, as contemplated by an agreement of Nextel Philippines and the stockholders that was confirmed by the Philippines Securities and Exchange Commission, the temporary restraining order was permitted to expire. Also, pending a trial on the merits as to the validity of the bylaw amendments, the petitioners agreed to withdraw their petition for a preliminary injunction, and Nextel Philippines agreed that the provisions of the bylaw amendments limiting veto rights in corporate governance matters only to one of our wholly owned subsidiaries would not be implemented. In August 2000, we acquired, directly and indirectly through Emerald Investments, all of the interest of one of these stockholders in, and obtained a general release of all claims against, Nextel Philippines. In January 2001, we acquired, indirectly through Emerald Investments, an additional 8.0% of the outstanding stock in Nextel Philippines from the remaining unrelated Philippine stockholder, and we obtained a general release of all remaining claims against Nextel Philippines.

  Nextel Philippines Arbitration

      On October 30, 1998, under the dispute resolution provisions of the Philippines Partner Agreements, we began arbitration proceedings in Hong Kong against two of the local stockholders of Nextel Philippines. In these proceedings, we asserted that the two stockholders had failed to perform their respective contribution obligations under the Philippines Partner Agreements. We had sought equitable and legal relief, including, but not limited to, compensatory damages and injunctive relief. We have since entered into a release agreement with one of the local stockholders after acquiring its interest in our Philippine operating company.

  Telcom Ventures, LLC

      In January 1997, we purchased 81% of the capital stock of McCaw International (Brazil) Ltd., which entitled us to 90% of the voting rights. A group represented by Telcom Ventures owned 19% of the capital stock at that time, which entitled it to 10% of the voting rights. Pursuant to a stockholders agreement, that group had the right so long as it maintained at least a 10% ownership interest in McCaw International (Brazil) to designate candidates representing at least 10% of the directors of McCaw International (Brazil). The group also was entitled to veto rights with respect to specified significant corporate actions such as mergers or sales of substantially all of the assets.

      Under the stockholders agreement, the group had the right to defer making its pro rata share of any capital calls that may have arisen until April 29, 1999 without suffering any dilution of its right to receive dividends and other cash or noncash distributions. The group ultimately did not make these capital contributions by April 29, 1999 in accordance with the relevant terms of the stockholders agreement, which resulted in the proportionate dilution of its equity interest in McCaw International (Brazil). Since their share of McCaw International (Brazil)’s capital stock dropped below 10%, the group was no longer entitled to designate a member of the McCaw International (Brazil) board of directors. We called upon the group’s designated director to resign, but he refused.

      On August 16, 1999, we and McCaw International (Brazil) filed a motion for judgment against Telcom Ventures in the Circuit Court for the City of Alexandria, Virginia, seeking declarations relating to the effect of these actions under the stockholders agreement. Telcom Ventures filed its answer denying the material allegations made in the motion for judgment, and asserted counterclaims alleging breaches of fiduciary duty and contract, constructive fraud and actual fraud. According to their pleadings, Telcom Ventures intended to seek compensatory damages of $100 million plus punitive damages. We and McCaw International (Brazil) timely filed a denial of the material allegations in the counterclaim.

      On April 26, 2000, Telcom Ventures filed a second complaint in Chancery in the Circuit Court of the City of Alexandria, Virginia, against McCaw International (Brazil) and Nextel International, seeking, among other things, dissolution of McCaw International (Brazil), rescission of the issuance to us of shares of McCaw International (Brazil)’s stock and other declaratory and injunctive relief. We and McCaw International (Brazil) timely filed a denial of the material allegations in that complaint.

      On July 7, 2000, the court denied McCaw International (Brazil)’s and Nextel International’s motion for partial summary judgment on the August 16, 1999 complaint. On July 10, 2000, Telcom Ventures filed a motion for partial summary judgment on its claims of breach of fiduciary duty and constructive fraud, and for summary judgment on McCaw International (Brazil)’s and Nextel International’s August 16, 1999 motion for judgment.

      On July 21, 2000, we entered into a purchase, release and settlement agreement with the group. Under that agreement, on August 4, 2000, we made a cash payment to members of the group totaling $146.0 million, received all of the equity interests held by the group in McCaw International (Brazil) and exchanged mutual releases with all of the group’s members. In addition, all pending court disputes between us and Telcom Ventures, a member of the group, were permanently dismissed. As a result, we now own 100% of McCaw International (Brazil), and all the rights of the group as minority stockholders in McCaw International (Brazil), including their rights to put their equity interests to us, beginning in October 2001, were terminated.

Item 4.  Submission of Matters to a Vote of Security Holders

      On October 23, 2000, a wholly-owned subsidiary of Nextel Communications, which owns about 99% of our outstanding common stock, executed a written consent under the laws of the state of Washington approving amendments to our Articles of Incorporation and our merger into our wholly-owned subsidiary in order to reincorporate us in the state of Delaware.

PART II

Item 5.  Market for Our Common Equity and Related Stockholder Matters

  1.  Market Information

      There is no public trading market for our common stock. There were 22 holders of our class B common stock as of March 20, 2001.

  2.  Dividends

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

  3.  Recent Sales of Unregistered Securities

      We sold securities that were not registered under the Securities Act of 1933 in the following transactions:

      In December 2000, we issued 3,353 additional shares of our series A exchangeable redeemable preferred stock to a wholly owned subsidiary of Nextel Communications, 2,500 shares of which were issued in exchange for cash proceeds of $250.0 million and 853 shares of which were issued as payment for our estimated liability under a tax sharing agreement with Nextel Communications. This transaction was exempt from registration under Section 4(2) of the Securities Act.

      The series A exchangeable redeemable preferred stock was issued at an original liquidation preference of $100,000 per share and thereafter the liquidation preference on the series A preferred stock accretes at an annual rate equal to 13.625%. We have the right at any time to redeem the series A preferred stock in full, or with the consent of the holder of the affected shares of series A preferred stock, in part, at a redemption price equal to 100.00% of the accreted liquidation preference thereof on the redemption date. Under specified circumstances, the holders of the series A preferred stock have the right to exchange the series A preferred stock for shares of our series B redeemable preferred stock, par value $10.00 per share, having a liquidation preference equal to the accreted liquidation preferences of the series A preferred stock so exchanged.

      The series B preferred stock to be issued in exchange for shares of series A preferred stock will have an initial annual dividend rate equal to 13.625%, increasing to 18.00% on March 13, 2010. The series B preferred stock will have terms substantially similar to those of the series A preferred stock, except for the right to elect one director to the board of directors and the accrual of cumulative dividends payable quarterly in cash. In addition, we may not issue shares of our series B preferred stock, except in exchange for shares of our series A preferred stock, without the consent of the holders of a majority of the outstanding shares of our series A preferred stock and our series B preferred stock, voting together as a class.

      On June 13, 2000, we issued 18 shares of our common stock to PNC Bank and 576 shares of our common stock to Silkcap & Co. pursuant to their respective exercises of warrants issued in connection with the issuance of the 13.0% senior discount notes due 2007 for aggregate proceeds of $2,598. These issuances of our common stock were exempt from registration under Section 4(2) of the Securities Act.

      Other than the sales described above, we did not sell any equity securities that were not registered under the Securities Act during 2000.

Item 6.  Selected Financial Data

      The table below sets forth selected consolidated financial data for the periods indicated and should be read in conjunction with our audited consolidated financial statements, related notes and other financial information appearing at the end of this annual report.

      Change in Accounting Principle. We adopted the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, or SAB 101, “Revenue Recognition in Financial Statements,” which became effective in the fourth quarter of 2000. Based upon the new guidance, we changed our revenue recognition method in the fourth quarter of 2000. We now recognize handset sales as operating revenues on a straight-line basis over periods of up to four years, the estimated customer relationship periods. Costs of handset sales are recognized over the same periods in amounts equivalent to revenues recognized from the handset sales. The direct and incremental handset costs in excess of the revenues generated from handset sales are expensed immediately as these amounts exceed our minimum contractual revenues. Under the prior method of accounting, we recognized revenues from sales and related costs of handsets sold when title passed to the customer.

      We have accounted for the adoption of SAB 101 as a change in accounting principle effective January 1, 2000, and therefore have not restated the financial statements of prior years. Additional information regarding this accounting change can be found in note 1 to our audited consolidated financial statements appearing at the end of this annual report.

      For all periods presented, we have reclassified revenues from digital handset and accessory sales to operating revenues and the related costs of digital handset and accessory sales to cost of revenues. We had previously classified these amounts within selling, general and administrative expense.

      Acquisitions. Our results were affected by business combinations, acquisitions and investments. Additional information regarding our acquisition and investment activities during 1998, 1999 and 2000 can be found in notes 2 and 3 to the audited consolidated financial statements appearing at the end of this annual report.

      Other Income (Expense), Net. As more fully discussed in note 3 to the audited consolidated financial statements appearing at the end of this annual report, other income (expense), net in 2000 includes a $239.5 million pretax gain realized from the exchange of our stock in Clearnet Communications, Inc. for stock in TELUS Corporation as a result of the acquisition of Clearnet by TELUS.

      Income Tax (Provision) Benefit. We recognized an income tax benefit during 1998 of $22.4 million related to net operating losses of our subsidiaries in Brazil, Mexico and Argentina. Changes in tax legislation in Argentina and Mexico, and depletion of temporary differences in Brazil, contributed to the decrease in the income tax benefit for 1999 for those operating companies. The income tax provision for 2000 primarily resulted from the taxable gain from the exchange of our stock in Clearnet for stock of TELUS, as more fully described in notes 3 and 8 to the audited consolidated financial statements appearing at the end of this annual report. Under our tax sharing agreement, our liability to Nextel Communications for taxes for the year 2000 was about $65.0 million. Additionally, we are precluded from recognizing any income tax benefits associated with U.S. net operating losses until it is more likely than not that we will generate taxable income during periods before the expiration of our accumulated net operating losses.

      Stock Splits. The financial information below and elsewhere in this annual report reflects a 100,000-for-1 common stock split effective March 6, 1997, a 3.65-for-1 common stock split effective August 25, 1997, a 4-for-1 common stock split effective June 20, 2000 and a 3-for-2 common stock split effective October 23, 2000.

	Year ended December 31,

	1996	1997	1998	1999	2000

	(in thousands, except per share data)

Consolidated Statement of Operations Data:

Operating revenues	$—	$13,015	$67,903	$124,364	$330,209

Cost of revenues	—	7,424	57,212	96,199	182,160

Selling, general and administrative	9,318	26,768	131,386	191,015	280,822

Depreciation and amortization	168	18,381	56,039	108,091	160,918

Operating loss	(9,486)	(39,558)	(176,734)	(270,941)	(293,691)

Interest expense	(323)	(56,583)	(106,824)	(179,604)	(248,922)

Interest income	4,300	19,666	16,655	8,442	22,157

Realized gain on exchange of investment	—	—	—	—	239,467

Equity in losses of unconsolidated affiliates	(5,991)	(11,401)	(12,193)	(31,469)	(53,874)

Foreign currency transaction gains (losses), net	—	6,000	9,506	(60,793)	(25,273)

Minority interest in losses of subsidiaries	—	2,085	17,131	19,314	6,504

Other income (expense), net	379	(439)	(7,034)	(5,112)	4,635

Loss before income tax (provision) benefit	(11,121)	(80,230)	(259,493)	(520,163)	(348,997)

Income tax (provision) benefit	(1,355)	6,282	22,358	17	(68,209)

Net loss	(12,476)	(73,948)	(237,135)	(520,146)	(417,206)

Accretion of series A exchangeable redeemable preferred stock to value of liquidation preference	—	—	—	—	(61,334)

Loss attributable to common stockholders	$(12,476)	$(73,948)	$(237,135)	$(520,146)	$(478,540)

Loss per share attributable to common stockholders, basic and diluted	$(0.06)	$(0.34)	$(1.08)	$(2.37)	$(1.93)

Weighted average number of common shares outstanding	219,000	219,000	219,021	219,359	248,453

	December 31,

	1996	1997	1998	1999	2000

	(in thousands)

Consolidated Balance Sheet Data:

Cash and cash equivalents, including restricted portion	$53,029	$159,790	$121,116	$100,028	$473,852

Property, plant and equipment, net	8,703	136,210	530,571	539,455	1,070,127

Intangible assets, net	10,878	543,071	580,282	482,053	978,140

Total assets	199,367	1,123,038	1,601,136	1,681,792	3,193,226

Long-term debt, including current portion	—	600,020	1,256,943	1,548,496	2,519,283

Stockholders’ equity (deficit)	39,203	296,029	95,898	(179,590)	81,604

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

A.  Overview

      The following is a discussion and analysis of our consolidated financial condition and results of operations for each of the three years in the period ended December 31, 2000. This discussion also addresses significant factors that could affect our prospective financial condition and results of operations. Historical results may not indicate future performance. See “Part I — Item 1. — N. Risk Factors — 21. Our forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs.”

      Our consolidated financial statements include the accounts of our wholly owned and majority owned operating companies. We own 100% of our operating companies in Brazil, Mexico, Argentina, Peru and Chile. As a result of our recent additional investment in our Philippine operating company, we began consolidating the results of this company in the third quarter of 2000. Because we have significant influence, but not control, over the business and financial affairs of our Japanese operating company, we account for its operations under the equity method. Due to a lower equity ownership interest in our Canadian operating company, we do not exercise significant influence over this company’s operations and business strategy. Accordingly, we account for this investment as a marketable security.

      The accounts of our consolidated non-U.S. subsidiaries and our Japanese affiliate accounted for under the equity method are presented utilizing accounts as of a date one month earlier than the accounts of our U.S. subsidiaries to ensure timely reporting of consolidated results.

      Operating revenues primarily consist of service revenues and revenues generated from the sales of digital handsets. Service revenues primarily include monthly access charges for digital interconnect service and digital two-way radio service, charges for airtime and digital two-way radio usage in excess of plan minutes and long distance charges derived from calls placed by our customers. See “Item 6. Selected Financial Data” for a description of a change in our revenue recognition method related to digital handsets.

      Cost of revenues primarily includes the cost of providing wireless service and the cost of digital handset and accessory sales. Cost of providing service consists primarily of costs of interconnection with local exchange carrier facilities and direct switch and transmitter and receiver site costs, such as property taxes, insurance costs, utility costs and rent for the network switches and sites used to operate our digital mobile networks. Interconnection costs have fixed and variable components. The fixed component of interconnection costs consists of monthly flat-rate fees for facilities leased from local exchange carriers. The variable component of interconnection costs, which fluctuates in relation to the level of wireless calls, generally consists of per-minute use fees charged by wireline and wireless providers for wireless calls terminating on their networks. Cost of digital handset and accessory sales consists primarily of the cost of the handset and accessories, order fulfillment and installation related expenses and write-downs of digital handset and related accessory inventory for shrinkage and obsolescence. We sell digital handsets and accessories at prices below our cost as an incentive for new customers to subscribe to our services.

      Our operating revenues and the variable component of our cost of handset and accessory sales are primarily driven by the number of digital handsets sold and not necessarily by the number of customers, as one customer may purchase one or many digital handsets.

B.  Results of Operations

  1.  Year Ended December 31, 1999 vs. Year Ended December 31, 2000

      a.  Operating Revenues

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	1999	Revenues	2000	Revenues	Dollars	Percent

	(dollars and handsets in thousands)

Operating revenues	$124,364	100%	$330,209	100%	$205,845	166%

Mexico	29,719	24%	112,327	34%	82,608	278%

Brazil	46,537	38%	103,815	31%	57,278	123%

Argentina	42,794	34%	79,127	24%	36,333	85%

Peru	5,314	4%	28,469	9%	23,155	436%

Corporate & other	—	—	6,471	2%	6,471	NM

Digital handsets in service at year end for managed operating companies	279	—	783	—	504	181%

NM — Not Meaningful

      The increase in operating revenues for 2000 over 1999 consists primarily of an increase in wireless service and other revenues of $204.6 million or 196%. Handset and accessory sales increased by $1.2 million or 6%, after giving effect to a $20.9 million reduction in operating revenues, representing the net effect of adopting SAB 101 in 2000. Had we adopted SAB 101 effective January 1, 1999, handset and accessory sales in 2000 would have increased by $8.5 million or 68%. The increase in operating revenues was primarily the result of an increase of 165% in the number of digital handsets in service during 2000 in our Latin American managed operating companies. This increase is primarily attributable to our Brazilian and Mexican operating companies. Digital handset growth across our Latin American markets is the result of a number of factors, principally:

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

      The following factors also contributed to the growth in wireless service and other revenues and have generated higher average monthly revenues per digital handset:

•	increased charges for airtime in Brazil and Mexico due to higher minutes of use;

•	the establishment of the calling party pays program in Argentina in May 1999 and in Peru in April 2000, resulting in additional revenue from fees paid by non-subscribers placing calls to our subscribers in these markets;

•	a shift in our customer use patterns away from use of digital two-way radio only to full use of our integrated services, across all our Latin American markets with a corresponding increase in total minutes of use of our digital interconnect services; and

•	the successful introduction of new monthly service plans, primarily in Mexico.

      Corporate and other operating revenues for the year ended December 31, 2000 primarily represents revenues generated by our Philippine operating company after we began consolidating it in the third quarter of 2000.

      b.  Cost of Revenues

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	1999	Revenues	2000	Revenues	Dollars	Percent

	(dollars in thousands)

Cost of revenues	$96,199	77%	$182,160	55%	$85,961	89%

Mexico	25,194	20%	57,725	17%	32,531	129%

Brazil	43,114	35%	65,965	20%	22,851	53%

Argentina	20,542	16%	36,444	11%	15,902	77%

Peru	7,349	6%	18,326	6%	10,977	149%

Corporate & other	—	—	3,700	1%	3,700	NM

NM — Not Meaningful

      The increase in cost of revenues for 2000 over 1999 consists of an increase in cost of providing wireless services of $39.5 million or 96% and an increase in cost of handset and accessory sales of $46.5 million or 84%. Had we adopted SAB 101 effective January 1, 1999, the cost of handset and accessory sales in 2000 would have increased by about $53.8 million or 112%.

      The increase in cost of wireless service revenues is primarily attributable to the following factors:

•	an increase in variable costs related to interconnect costs on higher minutes of use; and

•	an increase in site ground lease costs and utility expenses that we incurred due to an increase of about 79% in the number of our transmitter and receiver sites placed in service in our Latin American markets from December 31, 1999 to December 31, 2000.

      The increase in cost of handset and accessory sales is primarily due to the 165% increase in digital handsets in service during 2000 in our Latin American managed operating companies offset by the deferral of digital handset costs attributable to the adoption of SAB 101 in 2000.

      Cost of revenues as a percentage of operating revenues decreased primarily as a result of economies of scale achieved as a result of increases in system usage and digital handsets placed in service during 2000.

      Corporate and other cost of revenues for 2000 primarily represents costs incurred by our Philippine operating company after we began consolidating it in the third quarter of 2000.

      We expect our cost of revenues to increase as we place more switches and transmitter and receiver sites into service, as customer usage of the digital mobile network increases and as we sell more digital handsets and accessories.

      c.  Selling, General and Administrative Expenses

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	1999	Revenues	2000	Revenues	Dollars	Percent

	(dollars in thousands)

Selling, general and administrative	$191,015	154%	$280,822	85%	$89,807	47%

Selling and marketing	76,752	62%	143,188	43%	66,436	87%

General and administrative	114,263	92%	137,634	42%	23,371	20%

      The increase in selling and marketing expenses during 2000 over 1999 consisted of increased costs incurred in connection with higher consolidated sales of digital handsets across all of our reportable segments during 2000, including:

•	$18.0 million of increased marketing costs; and

•	$48.4 million of increased sales costs, primarily increased employee compensation and commissions earned by indirect dealers and distributors as a result of increased digital handset sales.

      The increase in general and administrative expenses during 2000 over 1999 is attributable to the following:

•	$32.0 million of increased general corporate expenses, including facilities, billing and information technology related costs to support the growth of our operations; and

•	$8.5 million of increased payroll and related expenses primarily attributable to our collection and customer care activities to support a larger customer base;

offset by a $17.1 million reduction of bad debt expense due to our increased focus on credit and collection activities.

      Selling, general and administrative expenses as a percentage of consolidated operating revenues is expected to decrease. However, the aggregate amount of selling, general and administrative expenses are expected to increase as a result of a number of factors, including but not limited to:

•	continuing aggressive advertising and marketing campaigns;

•	higher sales commissions related to continued increases in digital handset sales; and

•	increasing marketing, customer care and back-office support staffing.

      d.  Segment Losses

		% of		% of	Increase (Decrease)
		Consolidated		Consolidated	from Previous Year
	December 31,	Operating	December 31,	Operating
	1999	Revenues	2000	Revenues	Dollars	Percent

	(dollars in thousands)

Segment losses	$162,850	131%	$132,773	40%	$(30,077)	(18)%

Mexico	28,813	23%	28,860	9%	47	—

Brazil	68,554	55%	43,106	13%	(25,448)	(37)%

Argentina	36,979	30%	14,633	4%	(22,346)	(60)%

Peru	12,579	10%	10,004	3%	(2,575)	(20)%

Corporate and other	15,925	13%	36,170	11%	20,245	127%

      We define segment losses as losses before interest, taxes, depreciation and amortization and other nonoperating charges. Although we incurred segment losses across all of our managed operating companies during 1999 and 2000, segment losses in all of our markets except for Mexico decreased from 1999 to 2000. In addition, segment losses in each of our Latin American markets as a percentage of each of their operating revenues decreased from 1999 to 2000. Segment losses in Brazil, Argentina and Peru have decreased for 2000 over 1999 as a result of increases in operating revenues due to increases in digital handsets in service and reductions in bad debt expense in these markets. Segment losses in Mexico remained relatively flat for 2000 over 1999 primarily as a result of higher service revenues offset primarily by additional costs generated from increased sales of digital handsets, as well as by higher advertising costs. The losses for corporate and other increased for 2000 over 1999 due to increased personnel, facilities and general corporate expenses primarily reflecting increased staffing for support activities required to serve a larger customer base. In addition, corporate and other losses increased due to the consolidation of our Philippine operating company beginning in the third quarter of 2000. We expect segment losses to continue while we are expanding our digital mobile network and business activities, growing our subscriber base and strengthening the support systems necessary to service our growing number of subscribers.

      e.  Depreciation and Amortization

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	1999	Revenues	2000	Revenues	Dollars	Percent

	(dollars in thousands)

Depreciation and amortization	$108,091	87%	$160,918	49%	$52,827	49%

Depreciation	81,594	66%	117,808	36%	36,214	44%

Amortization	26,497	21%	43,110	13%	16,613	63%

      Depreciation increased for 2000 over 1999 but decreased as a percentage of consolidated operating revenues. The increase in depreciation is primarily due to additional transmitter and receiver sites placed into service in existing markets to improve and enhance coverage of our digital mobile networks. System assets relating to the development and expansion of our digital mobile networks represent the largest portion of our capital expenditures during each period. Depreciation begins when system assets are placed into service in the relevant markets. Depreciation is expected to increase as we place additional transmitter and receiver sites and switches into service.

      Amortization increased for 2000 over 1999 but decreased as a percentage of consolidated operating revenues. The increase in amortization is primarily due to the acquisition of licenses and customer lists in Brazil, Peru, Chile and the Philippines in 2000 through the purchase of additional ownership interests in our operating companies in Brazil, Peru and the Philippines as well as the acquisition of our Chilean operating companies. Amortization is expected to increase primarily due to the continued amortization of intangible assets acquired during the year.

      f.  Interest Expense, Interest Income and Other

		% of		% of	Increase (Decrease)
		Consolidated		Consolidated	from Previous Year
	December 31,	Operating	December 31,	Operating
	1999	Revenues	2000	Revenues	Dollars	Percent

	(dollars in thousands)

Interest expense	179,604	144%	248,922	75%	69,318	39%

Interest income	8,442	7%	22,157	7%	13,715	162%

Realized gain on exchange of investment	—	—	239,467	73%	239,467	NM

Equity in losses of unconsolidated affiliates	31,469	25%	53,874	16%	22,405	71%

Foreign currency transaction losses, net	60,793	49%	25,273	8%	(35,520)	(58)%

Minority interest in losses of subsidiaries	19,314	16%	6,504	2%	(12,810)	(66)%

Other (expense) income, net	(5,112)	(4)%	4,635	1%	(9,747)	(191)%

Income tax benefit (provision)	17	—	(68,209)	(21)%	(68,226)	NM

NM — Not Meaningful

      The increase in interest expense for 2000 over 1999 resulted from the issuance of our 12.75% senior serial notes on August 1, 2000, as well as higher levels of outstanding debt under our bank and credit facilities. We used this debt primarily to finance our expansion and enhancement of digital mobile network coverage in our Latin American markets.

      The increase in interest income for 2000 over 1999 is primarily due to higher average outstanding cash balances as a result of $692.7 million in proceeds received from the issuance of our series A exchangeable redeemable preferred stock during 2000 and $623.8 million in net proceeds received from the issuance of our 12.75% senior serial notes in August 2000.

      The realized gain on exchange of investment for 2000 represents a pre-tax gain realized during the fourth quarter of 2000 from the exchange of our stock in Clearnet Communications, Inc. for stock in TELUS Corporation as the result of the acquisition of Clearnet by TELUS for cash and stock.

      The increase in equity in losses of unconsolidated affiliates for 2000 over 1999 is attributable to increased operating losses incurred by our Philippine operating company, prior to consolidation, and by our Japanese operating company, including a pre-tax loss of about $21.0 million representing a one time non-cash charge to write off our entire investment in our Japanese operating company.

      The foreign currency transaction loss for 2000 is due primarily to the weakening of the Brazilian real and Philippine peso relative to the U.S. dollar during the fourth quarter of 2000, which has continued in early 2001 with respect to the Brazilian real. The foreign currency transaction loss for 1999 is primarily due to the weakening of the Brazilian real relative to the U.S. dollar during the early part of 1999. The Brazilian real weakened significantly more relative to the U.S. dollar during 1999 than during 2000, resulting in higher foreign currency transaction losses during 1999 as compared to 2000.

      The decrease in minority interest in losses of subsidiaries for 2000 over 1999 is attributable to the purchase of minority stockholders’ interests in our Brazilian and Peruvian operating companies.

      The decrease in other expense, net from 1999 to 2000 is primarily due to the following:

•	dividends received on our TELUS stock of about $3.2 million recorded during the fourth quarter of 2000; and

•	a pre-tax gain of about $6.1 million realized during the fourth quarter of 2000 as a result of the dissolution of a joint venture in Shanghai, China in which we participated.

      Our income tax provision for 2000 primarily resulted from the taxable gain on the exchange of our stock in Clearnet for stock in TELUS offset by other tax benefits, including benefits realized in connection with the write off of our entire investment in our Japanese operating company. Under our tax sharing agreement, our liability to Nextel Communications for taxes for 2000 was about $65.0 million.

  2.  Year Ended December 31, 1998 vs. Year Ended December 31, 1999

      a.  Operating Revenues

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	1998	Revenues	1999	Revenues	Dollars	Percent

	(dollars in thousands)

Operating revenues	$67,903	100%	$124,364	100%	$56,461	83%

Brazil	31,457	46%	46,537	38%	15,080	48%

Argentina	18,765	28%	42,794	34%	24,029	128%

Mexico	15,747	23%	29,719	24%	13,972	89%

Peru	1,934	3%	5,314	4%	3,380	175%

Digital handsets in service at year end for managed operating companies	101	—	279	—	178	176%

      Operating revenues increased for the year ended December 31, 1999 due primarily to an increase of 176% in the number of digital handsets in service in our managed operating companies and higher average monthly revenue per digital handset.

      The growth in the number of digital handsets in service is the result of a number of factors, principally:

•	the expansion of coverage in existing markets;

•	higher average digital handsets in service during 1999 as a result of the inclusion of a full year of attracting new subscribers to our digital mobile services in markets where we launched service during 1998, including São Paulo and Rio de Janeiro, Brazil; Buenos Aires and Rosario, Argentina; and Mexico City, Mexico, compared to 1998, which included new subscriber loading activities for only that portion of the year following the initial launches of our digital mobile services in these markets;

•	a continued emphasis on increasing brand awareness, primarily through increased advertising; and

•	the launch of digital interconnect service in Peru during June 1999. Before June 1999, only digital two-way radio service was available from our Peruvian operating company. We believe the potential customer base expanded significantly with the addition of interconnect service.

      The following factors also contributed to the growth in operating revenues and have generated higher average monthly revenues per digital handset:

•	the establishment of the calling-party-pays program in Argentina, resulting in additional revenue from fees paid by non-subscribers placing calls to subscribers of our Argentine operating company;

•	the introduction of digital interconnect service in Peru during June 1999, which generates significantly higher average revenues per subscriber than the digital two-way radio service previously available; and

•	a shift in our customer mix away from use of digital two-way radio only to full use of our integrated services with a corresponding increase in minutes of use of our digital mobile services.

      b.  Cost of Revenues

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	1998	Revenues	1999	Revenues	Dollars	Percent

	(dollars in thousands)

Cost of revenues	$57,212	84%	$96,199	77%	$38,987	68%

Brazil	30,661	45%	43,114	35%	12,453	41%

Argentina	16,058	23%	20,542	16%	4,484	28%

Mexico	9,980	15%	25,194	20%	15,214	152%

Peru	513	1%	7,349	6%	6,836	NM

NM — Not Meaningful

      Cost of revenues increased during 1999 in comparison to 1998 primarily due to an increase in costs of sales of digital handsets and related accessories, an increase in interconnect costs on higher minutes of use and increased transmitter and receiver site ground lease costs and utility expenses that we incurred due to an increase in the number of switches and transmitter and receiver sites on air during 1999.

      c.  Selling, General and Administrative Expenses

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	1998	Revenues	1999	Revenues	Dollars	Percent

	(dollars in thousands)

Selling, general and administrative	$131,386	193%	$191,015	154%	$59,629	45%

Selling and marketing	53,442	78%	76,752	62%	23,310	44%

General and administrative	77,944	115%	114,263	92%	36,319	47%

      Selling and marketing expenses increased across all of our reportable segments during 1999, due to the following:

•	$12.1 million of increased commissions earned by employees, indirect dealers and distributors as a result of increased digital handset sales;

•	$8.4 million of increased costs related to additional employees necessary to support marketing and fulfillment functions for the expanded subscriber base; and

•	$2.8 million of additional advertising costs.

      The increase in general and administrative expenses during 1999 is due to the following:

•	$26.1 million of increased bad debt expense, which is discussed below;

•	$7.8 million of increased expenses related to billing and customer care as a result of a larger customer base; and

•	a $2.4 million increase in personnel, facilities and general corporate expenses primarily reflecting increased staffing for support of company-wide initiatives, including negotiating contracts with key vendors to take advantage of volume discounts, as well as coordinating the technology needs for future programs such as international roaming and prepaid calling cards.

      Bad debt expense increased $26.1 million from $7.1 million during 1998 to $33.2 million during 1999. This increase was the result of a focused program to aggressively take action on delinquent paying customers and to strengthen credit and collection procedures in Brazil and Argentina. As part of this program, we suspended or deactivated nonpaying customers and implemented procedures to minimize credit risk, such as requiring deposits, requesting bank statements or requesting current credit references from prospective customers. Following the institution of this program, bad debt expense decreased from $22.4 million during the first six months of 1999 to $10.8 million during the last six months of 1999.

      d.  Segment Losses

		% of		% of	from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	1998	Revenues	1999	Revenues	Dollars	Percent

	(dollars in thousands)

Segment losses	$120,695	178%	$162,850	131%	$42,155	35%

Brazil	60,945	90%	68,554	55%	7,609	12%

Argentina	35,353	52%	36,979	30%	1,626	5%

Mexico	10,253	15%	28,813	23%	18,560	181%

Peru	3,007	4%	12,579	10%	9,572	318%

Corporate and other	11,137	16%	15,925	13%	4,788	43%

      We incurred segment losses across all of our managed operating companies for 1999. Segment losses in each of our operating segments increased during 1999 in comparison to 1998 primarily due to higher variable selling costs including subsidies and commissions attributable to increased sales of digital handsets. These segment losses were partially offset by higher operating revenues. Losses for corporate and other increased due to increased personnel, facilities and general corporate expenses primarily reflecting increased staffing for support activities required to serve a larger customer base.

      e.  Depreciation and Amortization

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	1998	Revenues	1999	Revenues	Dollars	Percent

	(dollars in thousands)

Depreciation and amortization	$56,039	83%	$108,091	87%	$52,052	93%

      Depreciation and amortization increased for 1999 as compared to 1998 primarily due to:

•	increased depreciation as a result of placing additional transmitter and receiver sites into service in existing markets to improve and expand coverage during 1999; and

•	the recording of a full year of depreciation during 1999 on transmitter and receiver sites and switches placed into service at various dates during 1998.

      System assets relating to the development and expansion of our digital mobile networks represent the largest portion of capital expenditures during 1999. We begin depreciating an asset when it is placed into service.

      f.  Interest Expense, Interest Income and Other

					Increase
					(Decrease)
		% of		% of	from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	1998	Revenues	1999	Revenues	Dollars	Percent

			(dollars in thousands)

Interest expense	106,824	157%	179,604	144%	72,780	68%

Interest income	16,655	25%	8,442	7%	(8,213)	(49)%

Equity in losses of unconsolidated affiliates	12,193	18%	31,469	25%	19,276	158%

Foreign currency transaction gains (losses), net	9,506	14%	(60,793)	(49)%	(70,299)	(740)%

Minority interest in losses of subsidiaries	17,131	25%	19,314	16%	2,183	13%

Other expense, net	7,034	10%	5,112	4%	(1,922)	(27)%

Income tax benefit	22,358	33%	17	—	(22,341)	NM

NM — Not Meaningful

      The increase in interest expense during 1999 in comparison to 1998 is due to higher levels of outstanding debt throughout the year. Draws were made on our $225.0 million equipment financing facility with Motorola Credit Corporation and our Argentine operating company’s $100.0 million secured term loan facility, to fund network expansion during 1999. In addition, capitalized interest decreased during 1999 as average construction in progress balances decreased from 1998, when the balances consisted primarily of costs associated with the subsequent launches of markets in Brazil, Argentina and Mexico, to 1999, when the balances consisted primarily of costs associated with expanding and enhancing coverage in existing markets.

      We attribute the decrease in interest income to the lower average cash balances on hand during 1999 in comparison to 1998. During 1999, our primary funding sources consisted of borrowings under long-term credit facilities and capital contributions from a wholly owned subsidiary of Nextel Communications. These borrowings and capital contributions occurred immediately before, or simultaneously with, our anticipated uses of the funds. During 1998, however, our primary funding source was the net proceeds from the issuance of our 12.125% senior discount notes, which generated interest income before they were used in our business.

      Our equity in losses of unconsolidated affiliates increased primarily due to a $16.4 million increase in the loss from our investment in our Philippine operating company. The loss from this investment was caused both by an increase in our ownership during 1998 and an increase in the net losses of our Philippine operating company. Digital mobile service was launched in Manila during the third quarter of 1998. The increase in the net losses of our Philippine operating company was due primarily to higher interest expense and depreciation and amortization related to the build-out of its network and higher selling and marketing costs associated with equipment subsidies and advertising during 1999. Increased losses in our Japanese operating company caused the remaining increase in equity in losses of unconsolidated affiliates during 1999.

      Our foreign currency transaction gains (losses), net for 1999 related primarily to the devaluation during 1999 of the Brazilian real relative to the U.S. dollar.

      The increase in our minority interest in losses of subsidiaries was directly related to increased losses attributable to minority stockholders of our primary Brazilian operating company and our Peruvian operating company.

      We recognized an income tax benefit during 1998 of $22.4 million related to net operating losses of our subsidiaries in Brazil, Mexico and Argentina. Changes in tax legislation in Argentina and Mexico, and depletion of temporary differences in Brazil, contributed to the decrease in the income tax benefit for 1999 for those segments. Additionally, we are precluded from recognizing any income tax benefits associated with U.S. net operating losses until it is more likely than not that we will generate taxable income during periods before the expiration of our accumulated net operating losses.

C.  Liquidity and Capital Resources

      Working capital increased by $252.8 million to $234.5 million at December 31, 2000 compared to a working capital deficit of $18.3 million at December 31, 1999. This change is primarily attributable to the increase in cash and cash equivalents resulting from our receipt of $250.0 million in net proceeds generated by the issuance of our series A exchangeable redeemable preferred stock to a wholly owned subsidiary of Nextel Communications in December 2000.

      We incurred losses attributable to common stockholders of $237.1 million in 1998, $520.1 million in 1999 and $478.5 million in 2000. Losses for 2000 include a one-time pre-tax gain of about $239.5 million realized during the fourth quarter of 2000 from the exchange of our stock in Clearnet Communications. Inc. for stock in TELUS Corporation as the result of the acquisition of Clearnet by TELUS. The operating expenses and capital expenditures associated with developing, enhancing and operating our digital mobile networks have more than offset our operating revenues. Our operating expenses, debt service obligations and anticipated capital expenditures are expected to continue to more than offset operating revenues for the next several years. We have consistently used external sources of funds, primarily from debt incurrences and from the issuance of our series A exchangeable redeemable preferred stock to a wholly owned subsidiary of Nextel Communications, to fund operations, capital expenditures, acquisitions and other nonoperating needs.

  Cash Flows

      We used $211.8 million of net cash in our operating activities during 2000, an increase of $47.9 million as compared to 1999. The increase is primarily due to increased interest payments. We used $163.8 million of net cash in our operating activities during 1999, a decrease of $13.1 million compared to 1998 primarily due to improvements in working capital management, including improved cash collections and increased inventory turnover.

      We used $778.7 million of net cash in our investing activities during 2000, an increase of $593.4 million as compared to 1999. This increase is primarily due to increases in capital expenditures and payments for investments in and advances to affiliates and purchases of licenses. Cash payments for capital expenditures increased $223.8 million to $368.7 million for 2000. The increase in capital expenditures is part of our strategy to focus on aggressive expansion and enhancement of digital mobile network coverage in our Latin American markets, primarily in Brazil, Mexico and Argentina. During 2000, we made payments of about $410.7 million for license purchases and acquisitions of additional ownership interests in our operating companies in Brazil, Peru and the Philippines, as well as ownership interests in third party companies.

      We used $185.3 million of net cash in our investing activities during 1999, a decrease of $217.6 million as compared to 1998. During 1998, significant capital expenditures were made in advance of the commercial launch of digital interconnect service in São Paulo, Buenos Aires, Rio de Janeiro, Mexico City and Rosario, all of which occurred during the middle to latter part of 1998. Capital expenditures during 1999 were $226.2 million lower than during 1998. The lower amount of capital expenditures in 1999 is related to a commensurately reduced network construction program. In contrast to the five markets launched during 1998 in major metropolitan areas of Latin America, in 1999, we launched only one new market in Lima, Peru. In addition, the principal focus of our capital expenditures and our digital mobile network construction program in 1999 was to improve the quality of service in our existing coverage areas rather than to expand our wireless service areas. Payments for investments in and advances to affiliates, net of cash acquired, decreased from $164.9 million in 1998 to $38.4 million in 1999. The lower investment amount in 1999 resulted from reduced investment activity in Japan and a temporary reduction in investment activity in the Philippines.

      Our financing activities provided us with $1,360.9 million of net cash during 2000, which consisted primarily of the following:

•	$641.0 million in aggregate gross proceeds from the issuance of our 12.75% senior serial redeemable notes; and

•	$692.7 million in aggregate proceeds from issuances of shares of our series A exchangeable redeemable preferred stock to a wholly owned subsidiary of Nextel Communications.

      Our financing activities provided us with $344.6 million of net cash during 1999, which consisted primarily of the following:

•	$200.0 million in aggregate proceeds from issuances of shares of our series A exchangeable redeemable preferred stock to a wholly owned subsidiary of Nextel Communications; and

•	$132.9 million from additional borrowings under our long-term credit facilities.

      Our financing activities provided us with $542.2 million of net cash during 1998, which consisted primarily of proceeds from the issuance of our 12.125% senior discount notes and borrowings under our long-term credit facilities.

D.  Future Capital Needs and Resources

      Our strategy is focused on aggressive expansion and improvement of digital mobile coverage in our Latin American markets, expansion into new markets and continued support of our other operations. Our business plan, which has been developed based on this strategy, is designed to grow our digital customer base, increase our revenues and improve other key financial performance measurements. Key aspects of our business plan include:

•	improving digital mobile network coverage, primarily within our existing markets in Latin America;

•	expanding our digital mobile network service to reach new areas;

•	improving brand awareness;

•	introducing innovative pricing plans;

•	working closely with industry associations and local government offices to eliminate anti-competitive and anti-consumer regulations;

•	developing new and strengthening existing distribution channels; and

•	introducing new products and services.

      Our business plan has been developed in anticipation of continuing our accelerated growth, as well as continuing improvements in the financial and operating performance of our digital mobile networks. In August 2000, we filed a registration statement with the Securities and Exchange Commission for a proposed initial public offering of our class A common stock. In March 2001, due to market conditions, we announced our decision to discontinue our initial public offering at that time and withdrew the registration statement. We are currently reviewing our business plan to determine whether modifications are appropriate in light of our funding expectations taking into account the funding arrangements structured for us by Nextel Communications as more fully described below.

      Subject to the review of our business plan, we expect that our cash expenditures during 2001 will be focused on the following items:

•	primarily capital expenditures to continue to expand and improve digital mobile network coverage in existing and targeted future markets, primarily in Latin America;

•	potential acquisitions of additional spectrum to support entry into new digital mobile network markets, support increased network capacity and reduce future network construction expenditures in some of our existing digital mobile markets;

•	scheduled payments related to previously contracted acquisitions;

•	debt service requirements; and

•	working capital requirements.

      Included in the estimated aggregate cash funding we believe will be necessary to pursue our business plan during 2001, we have the following commitments:

•	up to $77.3 million of payments for acquisitions of spectrum and businesses, of which about $18.1 million was paid in January 2001;

•	about $82.9 million of interest payments related to our 12.75% senior serial notes due 2010 and scheduled principal payments of about $34.1 million on our currently outstanding indebtedness;

•	about $91.6 million for handsets previously purchased from Motorola; and

•	commitments to purchase at least $230.0 million in network related equipment from Motorola to avoid incurring penalties.

      In March 2001, Nextel Communications committed to provide us with an aggregate of $750.0 million in additional funding for 2001, comprised of $500.0 million of additional equity in the form of an investment in additional shares of our series A exchangeable redeemable preferred stock and a $250.0 million loan secured by some of our assets. We currently anticipate that this $750.0 million, together with our cash balance at December 31, 2000, will provide adequate cash resources to fund our current business plan through the end of 2001. Although we have called upon Nextel Communications to provide us with significant financial support in the past, particularly during 2000, and we are relying on Nextel Communications to provide a very substantial portion of the currently estimated funding needs to implement our business plan during 2001, Nextel Communications has no legal obligation to make any equity investments or to otherwise advance or make available any funds to us. In addition to the absence of any legal obligation of Nextel Communications to provide funding to us, some of the agreements to which Nextel Communications currently is a party restrict the amount available to Nextel Communications and its relevant subsidiaries for specified purposes, including investments in and advances to us.

      We will require significant additional capital to fund the further expansion and enhancement of our network, to fund our operating losses and for other general corporate purposes after 2001. We are continuing to review various other potential sources of financing, including public or private debt or equity financing and sales of nonstrategic assets to meet our current and future funding requirements. We may not be able to obtain the funds necessary to pursue our business plan on satisfactory terms, if at all, or if we are able to obtain funds, they may not be sufficient to meet our funding requirements. If we are unable to obtain the capital we require to implement our business plan beyond 2001, or to obtain it on acceptable terms and in a timely manner, we would attempt to take appropriate responsive actions to tailor our activities to our available funding, including making revisions to our business plan to accommodate the reduced funding and to take various measures designed to conserve our available cash for use in funding our existing business activities, such as slowing enhancement and expansion of our network and minimizing or eliminating some expenditures. In particular, we anticipate that we would continue to prioritize our expenditures to focus on our key markets in Latin America.

      We currently have no availability under our long-term financing agreements. The terms of our financing agreements require us to comply with various operating and financial covenants or ratios. Any failure to meet these covenants or ratios could have adverse effects on us and our ability to implement our business plan, such as requiring repayment of amounts previously borrowed under those agreements in advance of their currently scheduled maturities. In addition, our capital needs and our ability to adequately address those needs through existing or any future potential debt or equity funding sources are subject to a variety of factors that cannot presently be predicted with certainty. These factors include, among others, the commercial success of our digital mobile networks, the amount and timing of our capital expenditures and operating losses and the volatility and demand of the debt and equity markets. To the extent we enter into any financing arrangements in the future, we expect those arrangements to contain operating and financial covenants or ratios, which may be more stringent than those contained in our current arrangements.

      Our anticipated cash needs as well as our conclusions as to the adequacy of our available sources could change significantly if:

•	our business plans change;

•	economic conditions in any of our markets or competitive practices in the mobile wireless communications industry, especially in Latin America, change materially from those currently prevailing or anticipated to exist in 2001; or

•	other presently unexpected circumstances are encountered that have a material effect on the cash flow and profitability of our mobile wireless business.

      We have been and will continue to be sensitive to changes in the financial markets and the business environments in those countries where we have operations, and we will attempt to adjust our operating and financing plans accordingly. See “Part I – Item 1. – N. Risk Factors – 21. Our forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs.”

E.  Effect of Inflation and Foreign Currency Exchange

      Our net assets are subject to foreign currency exchange risks since they are primarily maintained in local currency. Additionally, our long-term debt is almost entirely in U.S. dollar denominated form, which also exposes us to foreign currency exchange risks. Our operating companies in Brazil, Mexico and the Philippines conduct business in countries in which the rate of inflation is significantly higher than that of the United States. We seek to protect our earnings from inflation and possible currency devaluation by trying to periodically adjust the local currency prices charged by each operating company for sales of handsets and services to its customers. However, we may not be able to offset the devaluation of a foreign currency against the U.S. dollar by a corresponding price increase. While we routinely assess our foreign currency exposure, we have not entered into any hedging transactions.

      Inflation is not a material factor affecting our business. General operating expenses such as salaries, employee benefits and lease costs are, however, subject to normal inflationary pressures. From time to time, we may experience price changes in connection with the purchase of system infrastructure equipment and handsets, but we do not currently believe that any of these price changes will be material to our business.

F.  Effect of New Accounting Standards

  Statement of Financial Accounting Standards No. 133

      In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that all derivatives be recognized on our balance sheet as either assets or liabilities and measured at fair value. Additionally, it requires that changes in the derivative instrument’s fair value be recognized in our statement of operations unless specific hedge accounting criteria are met. Effective January 1, 2001, we applied SFAS No. 133 to all derivative instruments, and, with respect to derivative instruments embedded in other contracts, we applied SFAS No. 133 to all contracts issued, acquired or substantively modified after December 31, 1998. The adoption of SFAS No. 133 did not have a significant impact on our financial position or results of operations.

  Emerging Issues Task Force Issue No. 00-14

      In May 2000, the Emerging Issues Task Force reached a consensus on EITF Issue No. 00-14, “Accounting for Certain Sales Incentives,” which addresses the recognition, measurement and statement of operations classification for sales incentives offered voluntarily by vendors, without cost to consumers, as a result of a single exchange transaction. We are required to and will adopt EITF Issue No. 00-14 in the second quarter of 2001. Based on our analysis to date, we do not believe that the implementation of this consensus will have a material impact on our financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

      We finance a portion of our operations through senior notes and bank and vendor credit facilities. These financial instruments expose us to market risks, including interest rate risk and foreign currency exchange risk. The available hedging products are generally short-term and do not match our long-term capital flows. We are also exposed to interest rate risk due to fluctuations in the U.S. prime rate, the London Interbank Offered Rate, or LIBOR, the Eurodollar rate and the Average Base Rate, or ABR. These rates are used to determine the variable rates of interest that are applicable to borrowings under our bank and vendor credit facilities.

      We hold an investment in the common stock of TELUS Corporation, a publicly traded Canadian company, which had a fair value of $355.3 million at December 31, 2000. We report our investment in TELUS at its fair market value in our financial statements. Negative fluctuations in the stock price of TELUS expose us to equity price risks. A 10% decline in the stock price would have resulted in a $35.5 million decrease in the fair value of our investment in TELUS.

      We also own a warrant to purchase the common stock of China United Telecommunications Corporation, a publicly traded Hong Kong company referred to as Unicom, which had a fair value, as determined using the Black-Scholes option-pricing model, of $1.4 million at December 31, 2000. We report our investment in the Unicom warrant at its fair market value in our financial statements. Negative fluctuations in the stock price of Unicom expose us to equity price risks. A 10% decline in the stock price of Unicom would have resulted in a $0.4 million decrease in the fair value of the Unicom warrant, as determined using the Black-Scholes option-pricing model.

      The table below presents principal cash flows and related interest rates by year of maturity for our fixed and variable rate debt obligations at December 31, 2000. Fair values are determined based on quoted market prices for our senior notes and carrying value for our bank and vendor credit facilities at December 31, 2000 as interest rates are reset periodically.

      Descriptions of our senior notes and bank and vendor credit facilities are contained in note 7 to the audited consolidated financial statements. The change in the total and fair values of our long-term debt as compared to December 31, 1999 reflects the issuance of our 12.75% senior serial redeemable notes in August 2000, additional borrowings under the existing bank and vendor credit facilities and the changes in the applicable market conditions.

	Year of Maturity

							Total Due
							at
	2001	2002	2003	2004	2005	Thereafter	Maturity	Fair Value

	(U.S. dollars in thousands)

Long-Term Debt:

Fixed Rate	$816	$480	—	—	—	$2,331,463	$2,332,759	$1,520,618

Average Interest Rate	14.5%	14.5%	—	—	—	12.7%	12.7%

Variable Rate	$33,333	$73,958	$219,151	$93,750	$75,000	$28,125	$523,317	$523,317

Average Interest Rate	11.7%	11.8%	11.8%	11.8%	11.8%	11.9%	11.8%

Item 8.  Financial Statements and Supplementary Data

      We have listed the consolidated financial statements required under this Item in Part IV, Item 14(a)(1) of this report. We have listed the financial statement schedules required under Regulation S-X in Part IV, Item 14(a)(2) of this report. The financial statements and schedules appear at the end of this annual report.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.  Our Directors and Executive Officers

      We have set forth below information on our executive officers and directors as of March 20, 2001:

Name	Age	Positions

Daniel F. Akerson	52	Chairman of the board of directors

Keith D. Grinstein	40	Vice chairman of the board of directors

Steven M. Shindler	38	Chief executive officer and director

Lo van Gemert	46	President and chief operating officer

Byron R. Siliezar	45	Vice president and chief financial officer

Robert J. Gilker	50	Vice president and general counsel

John McMahon	36	Vice president of business operations

Douglas Dunbar	40	Vice president of marketing and distribution

John W. Smith	35	Vice president and treasurer

J. Vicente Rios	36	Vice president and controller

Jose Felipe	50	President, Nextel Cono Sur

Peter A. Foyo	35	President, Nextel Mexico

Alexis Mozarovski	47	President, Nextel Brazil

Miguel A. Rivera	48	President, Nextel Peru

John Jones	43	President, Asia-Pacific

Antonio M. Urera	60	President, Nextel Philippines

William E. Conway, Jr	51	Director

Timothy M. Donahue	52	Director

Steven P. Dussek	44	Director

C. James Judson	56	Director

Thomas C. Lynch	58	Director

Dennis M. Weibling	49	Director

      Daniel F. Akerson became chairman of our board of directors on February 15, 2001 and has been one of our directors since March 1996. Mr. Akerson previously served as chairman of our board of directors from March 1996 until July 1999. Mr. Akerson also served as chairman of the board of directors of Nextel Communications from March 1996 until February 2001 and continues to serve on its operations committee. From March 1996 until July 1999, Mr. Akerson was chief executive officer of Nextel Communications. In September 1999, Mr. Akerson became chairman of the board of directors and chief executive officer of XO Communications, Inc., a publicly held competitive local exchange carrier controlled by Mr. Craig O. McCaw. From June 1993 until March 1996, Mr. Akerson served as a general partner of Forstmann Little & Co., a private investment firm. Mr. Akerson also held the positions of chairman of the board and chief executive officer of General Instrument Corporation, a technology company acquired by Forstmann Little. From 1983 until 1993, Mr. Akerson held various senior management positions with MCI Communications Corporation, including president and chief operating officer. Mr. Akerson serves as a director of American Express Company and AOL Time Warner, Inc.

      Keith D. Grinstein has been vice chairman of our board since August 1999 and a director since January 1996. Mr. Grinstein was our president from January 1996 until March 1999 and our chief executive officer from January 1996 until August 1999. From January 1991 to December 1995, Mr. Grinstein was president and chief executive officer of the aviation communications division of AT&T Wireless Services, formerly McCaw Cellular Communications. Mr. Grinstein also held a number of positions at McCaw Cellular Communications and its subsidiaries, including vice president and assistant general counsel of McCaw Cellular Communications and vice president, general counsel and secretary of LIN Broadcasting Company. Mr. Grinstein currently is a director of The Ackerley Group Inc., F5 Networks Inc. and Nextera Enterprises Inc. and a partner of Second Avenue Partners.

      Steven M. Shindler has been a director on our board since May 1997 and has been our chief executive officer since March 24, 2000. Mr. Shindler also served as executive vice president and chief financial officer of Nextel Communications from May 1996 until November 2000. From 1987 to May 1996, Mr. Shindler was an officer with Toronto Dominion Bank, where, most recently, he was a managing director in its communications finance group. Mr. Shindler also serves as a director of SpectraSite Holdings, Inc.

      Lo van Gemert has been our president and chief operating officer since September 1999. Mr. van Gemert served as senior vice president of Nextel Communications from July 1999 until August 2000 and as Nextel Communications’ president of the north region from October 1996 until August 1999. Before joining Nextel Communications in 1996, Mr. van Gemert served as executive vice president at Rogers Cantel, Inc. in Canada, where he was responsible for personal communications services, paging, data and air-to-ground services. From 1980 to 1994, Mr. van Gemert held various senior management positions, domestically and abroad, at Sony Corporation and BellSouth Corporation.

      Byron R. Siliezar has been our vice president and chief financial officer since January 1999. From July 1998 to January 1999, Mr. Siliezar was our vice president and controller. Mr. Siliezar served as vice president of finance at Neodata Corporation, a subsidiary of EDS Corporation, from 1997 until joining us; as international controller of Pagenet, Inc. from 1996 until 1997; and in various executive and management positions at GTE Corporation from 1982 to 1996.

      Robert J. Gilker has been our vice president and general counsel since September 2000. From August 1998 to August 2000, he served as vice president, law and administration and secretary of MPW Industrial Services Group, Inc., a publicly held provider of industrial cleaning and facilities support services. From 1987 until he joined MPW, Mr. Gilker was a partner with the law firm of Jones, Day, Reavis & Pogue.

      John McMahon has been our vice president of business operations since joining Nextel International in October 1999. Prior to joining Nextel International, Mr. McMahon served as vice president of finance and business operations, north region, for Nextel Communications from April 1997 to October 1999, where he was responsible for developing and managing all budgets and financial reporting for the region, and as director of finance for the mid-Atlantic region of Nextel Communications from October 1995 to April 1997.

      Douglas Dunbar has been our vice president of marketing and distribution since joining Nextel International in December 1999. Prior to joining Nextel International, Mr. Dunbar held various positions at Nextel Communications starting in 1994, including general manager of the west Florida market from March 1999 to November 1999, where he was responsible for sales, marketing, business operations and customer care functions, and vice president of sales and marketing, north region, from April 1997 to March 1999.

      John W. Smith has served as vice president and treasurer since joining Nextel International in July 2000. Prior to joining Nextel International, Mr. Smith held various positions with ABN AMRO Bank N.V. starting in 1988.

      J.  Vicente Rios has served as vice president and controller since joining Nextel International in May 2000. Prior to joining Nextel International, Mr. Rios held various positions with the National Telephone Company of Venezuela starting in June 1993, including controller from July 1997 to May 2000.

      Jose Felipe has served as president of Nextel Cono Sur, which manages our southern South American operations, since January 1999. He is also the president of our Argentine operating company. From July 1998 to January 1999, Mr. Felipe was our vice president — Latin America. From 1991 to 1998, Mr. Felipe held various senior management positions with AT&T Corp., most recently president and chief executive officer of the Puerto Rico and Virgin Islands region and vice president of emerging markets of the Latin American region.

      Peter A. Foyo has served as president of our Mexican operating company since August 1998. From 1988 to August 1998, Mr. Foyo held various senior management positions with AT&T Corp., including corporate strategy director of Alestra, S.A. de C.V., a joint venture between AT&T and a local Mexican partner for which Mr. Foyo was responsible for developing a pan regional network plan for Latin America including fixed, wireless and network services on Alestra’s behalf, and managing director of AT&T NS Wireless Southern Cone. Mr. Foyo is also a director of Compañia de Teléfonos del Interior, S.A. de C.V., an Argentine joint venture in which AT&T is a member.

      Alexis Mozarovski has served as president of our Brazilian operating company since June 1999. From 1980 to June 1999, Mr. Mozarovski held various positions with Aydin Corp., most recently as vice president for Latin American operations and president of Aydin S.A. where he was responsible for implementing communication systems for government agencies and cellular companies throughout Latin America.

      Miguel A. Rivera has served as president of our Peruvian operating company since January 2000. Previously, Mr. Rivera was the general manager of the Lima Stock Exchange from February 1999 to January 2000. From 1986 to March 1998, Mr. Rivera held various executive positions with IBM in Latin America, most recently as general manager — manufacturing industry, Latin America, where he was responsible for implementing the IBM manufacturing industry strategy throughout the region.

      John Jones has served as president, Asia-Pacific since joining Nextel International in December 2000. Prior to joining Nextel International, Mr. Jones held various positions with Motorola Asia Pacific Limited starting in 1996, most recently as regional general manager for the markets of India and Korea from November 1996 to November 2000. From October 1993 to August 1996, Mr. Jones was executive director, business development for BellSouth China.

      Antonio M. Urera has served as president of our Philippine operating company since June 1998. From March 1997 to May 1998, Mr. Urera held various senior management positions at Bayentel Telecommunications, Inc., most recently as executive vice president — network group from September 1997 to May 1998. From 1989 to 1997, Mr. Urera held a number of positions at Eastern Telecommunications Philippines, Inc., including senior vice president for operations, with responsibility for sales, marketing and technical operations, as well as general manager and chief operating officer.

      William E. Conway, Jr. became a director on our board and chairman of the board of directors of Nextel Communications on February 15, 2001. Mr. Conway has been a member of the board of directors of Nextel Communications since February 1997. Mr. Conway is a founder and managing director of the Carlyle Group, a private merchant bank. From 1984 until 1987 when he joined the Carlyle Group, Mr. Conway served as senior vice president and chief financial officer of MCI Communications. Mr. Conway is also a director of Global Crossing, Ltd., Asia Global Crossing, Ltd., United Defense Industries, Inc. and Federal Data Corporation.

      Timothy M. Donahue has been a director since August 1997 and was chairman of our board of directors from July 1999 until February 15, 2001. Mr. Donahue has served as chief executive officer of Nextel Communications since July 1999, as president of Nextel Communications since February 1996 and as chief operating officer of Nextel Communications from February 1996 until July 1999. Mr. Donahue has served as a director of Nextel Communications since July 1996. From 1986 to January 1996,

Mr. Donahue held various senior management positions with AT&T Wireless Services, including, most recently, regional president for the Northeast. Mr. Donahue is a director of Nextel Partners, Inc. and SpectraSite Holdings, Inc..

      Steven P. Dussek has served as a director on our board since March 1999. From September 1999 until March 2000, Mr. Dussek was our chief executive officer. Mr. Dussek was our president and chief operating officer from March 1999 until September 1999. Since May 1996, Mr. Dussek has served in various senior management positions with Nextel Communications, most recently as executive vice president and chief operating officer. From May 1995 to May 1996, Mr. Dussek served as vice president and general manager of the Northeast region for the PCS division of AT&T Wireless Services. From 1993 to March 1995, Mr. Dussek served as senior vice president and chief operating officer of Paging Networks, Inc.

      C.  James Judson has been a director on our board since February 1995. Mr. Judson is also vice president, secretary and general counsel of Eagle River, Inc., a company formed to make strategic investments in telecommunications ventures. He has held those positions since January 1995. From 1969 to January 1995, Mr. Judson was a partner in the Davis Wright Tremaine law firm.

      Thomas C. Lynch has been a director on our board since December 2000. Mr. Lynch has served as senior vice president of Safeguard Scientifics, Inc. since August 2000. From July 1999 to August 2000, he was president and chief operating officer of CompuCom Systems, Inc. From October 1998 to July 1999, Mr. Lynch served as executive vice president and chief operating officer of CompuCom. Prior to joining CompuCom in October 1998, Mr. Lynch had been senior vice president of Safeguard Scientifics, Inc., a position he held from November 1995. Mr. Lynch is a director of The Eastern Technology Council and a trustee of the U.S. Naval Academy Foundation. Mr. Lynch is also a director of Sanchez Computer Associates, Inc., eMerge Interactive, Inc. and CompuCom.

      Dennis M. Weibling has been a director on our board since February 1995. From October 1995 to March 1996, Mr. Weibling served as Nextel Communications’ acting chief executive officer. Mr. Weibling is currently president of Eagle River, a position he has held since 1993. Mr. Weibling is a director of Nextel Communications and is a member of the operations committee of its board of directors. He is also a director of XO Communications and Nextel Partners.

Committees of the Board of Directors

      We have established three committees: an audit committee, a plan administration committee and an executive committee.

      Audit Committee. We established an audit committee in November 1997. Messrs. Weibling (Chairman) and Lynch serve as members of the audit committee. The audit committee reviews with our management, the internal auditors and the independent auditors, our policies and procedures with respect to internal controls; reviews significant accounting matters; approves the audited financial statements before public distribution; approves any significant changes in our accounting principles or financial reporting practices; reviews independent auditor services; and recommends to our board of directors the firm of independent auditors to audit our consolidated financial statements.

      Plan Administration Committee. We established a plan administration committee in June 1998. Messrs. Weibling (Chairman) and Judson serve as members of the plan administration committee. The plan administration committee administers and makes all ongoing determinations concerning matters relevant to our incentive equity plans.

      Executive Committee. We established an executive committee in March 1999. Messrs. Donahue (Chairman), Shindler and Weibling serve as members of the executive committee. The executive committee exercises the authority of our board of directors with respect to the management of our company, subject to limitations imposed by applicable law and our board of directors.

Item 11.  Executive Compensation

Compensation of Executive Officers

      In the table and discussion below, we summarize the compensation earned during the last three fiscal years by: (1) each individual who served as our chief executive officer during 2000 and (2) each of our four other most highly compensated executive officers who earned more than $100,000 in salary and bonuses for services rendered in all capacities during 2000.

      The equity awards reflected in the table below include options granted under the Nextel International 1997 stock option plan, equity awards under Nextel Communications’ incentive equity plan and options under the Nextel International incentive equity plan. These options generally vest over a four-year period and become exercisable, subject to the provisions of each plan, for shares of our common stock and Nextel Communications’ class A common stock, respectively.

      Unless otherwise indicated, the amounts in the table below reflecting all other compensation are comprised of our contributions to Nextel Communications’ section 401(k) plan. Information related to the Nextel Communications’ incentive equity plan reflects its 2-for-1 common stock split effective in June 2000.

		Annual
		Compensation

						Other
						Annual
						Compen-
Name and Principal Position	Year	Salary($)		Bonus($)		sation($)

Steven M. Shindler	2000	325,620	(1)	227,120	(1)	—
Chief executive officer	1999	—		—		—
	1998	—		—		—

Steven P. Dussek	2000	354,992	(3)	218,995	(3)	—
Former chief executive	1999	233,530	(3)	197,438	(3)	—
officer	1998	—		—		—

Lo van Gemert	2000	306,810		178,337		—
President and chief	1999	98,928		79,270		—
operating officer	1998	—		—		—

Byron R. Siliezar	2000	223,063		116,269		—
Vice president and chief	1999	197,708		100,620		—
financial officer	1998	56,250	(8)	23,494		—

Jose Felipe	2000	284,507		150,000		266,080	(10)
President,	1999	236,688		149,900		153,074	(11)
Nextel Cono Sur	1998	116,795		75,000		—

Alexis Mozarovski	2000	351,309		150,000		60,000	(14)
President, Nextel	1999	178,750		150,000		30,000	(14)
Brazil	1998	—		—		—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Long-Term Compensation
	Awards

			Securities
	Restricted		Underlying	All Other
Name and Principal Position	Stock Awards($)		Options(#)	Compensation($)

Steven M. Shindler	499,750	(2)	1,970,000	5,250
Chief executive officer	—		—	—
	—		—	—

Steven P. Dussek	—		700,000	1,280	(5)
Former chief executive	458,400	(4)	2,020,000	199,841	(5)
officer	—		—	—

Lo van Gemert	374,813	(6)	1,670,000	4,233
President and chief	1,438,200	(7)	250,000	2,672
operating officer	—		—	—

Byron R. Siliezar	—		670,000	—
Vice president and chief	—		360,000	34,544	(9)
financial officer	—		126,000	76,854	(9)

Jose Felipe	—		106,250	4,228
President,	—		530,000	36,805	(12)
Nextel Cono Sur	—		510,000	37,000	(13)

Alexis Mozarovski	—		640,000	—
President, Nextel	—		170,000	—
Brazil	—		—	—

(1)	Mr. Shindler has been our chief executive officer since March 2000. As Mr. Shindler was also the executive vice president and chief financial officer of Nextel Communications until November 2000, Nextel Communications paid his entire salary through November 2000. The 2000 salary shown represents $27,430 paid by us and $298,190 paid by Nextel Communications. The entire 2000 bonus shown was paid by us.

(2)	On February 17, 2000, Mr. Shindler received 8,000 deferred shares of Nextel Communications’ class A common stock which vest on the fourth anniversary of the grant date. The value of the shares covered by Mr. Shindler’s deferred stock award as of December 31, 2000 was $198,000 (8,000 shares times $24.75, the closing price of Nextel Communications’ class A common stock on that date).

(3)	Mr. Dussek has served as a member of our board of directors since March 1999, and from September 1999 until March 2000 he was our chief executive officer. He was our president and chief operating officer from March 1999 until September 1999. As Mr. Dussek was also the executive vice president and chief operating officer of Nextel Communications, Nextel Communications paid portions of Mr. Dussek’s salary and bonus from September 1999 until March 2000. The entire 2000 salary and bonus shown was paid by Nextel Communications. The 1999 salary and bonus shown represents $150,618 of salary paid by us and $280,350 of salary and bonus paid by Nextel Communications.

(4)	On February 17, 2000, Mr. Dussek received 30,000 deferred shares of Nextel Communications’ class A common stock which vest ratably on each of the first three anniversary dates of the grant date. Mr. Dussek sold 10,000 shares of this award during 2000. The value of the shares covered by Mr. Dussek’s deferred stock award as of December 31, 2000 was $495,000 (20,000 shares times $24.75, the closing price of Nextel Communications’ class A common stock on that date).

(5)	The $1,280 represents Mr. Dussek’s allowance for relocation expenses in 2000 paid by Nextel Communications. The $199,841 represents Mr. Dussek’s allowance for relocation expenses in 1999, of which $72,511 was paid by us and $127,330 was paid by Nextel Communications.

(6)	On February 17, 2000, Mr. Van Gemert received 6,000 deferred shares of Nextel Communications’ class A common stock which vest on the fourth anniversary of the grant date. The value of the shares covered by Mr. van Gemert’s deferred stock award as of December 31, 2000 was $148,500 (6,000 shares times $24.75, the closing price of Nextel Communications’ class A common stock on that date).

(7)	Mr. van Gemert was granted two deferred stock awards during 1999. On February 18, 1999, Mr. van Gemert received 20,000 shares which vest ratably on each of the first three anniversary dates of the grant date. On September 1, 1999, Mr. van Gemert received 40,000 shares, which vest on the fourth anniversary of the grant date. Mr. van Gemert sold 6,668 shares of the February 18, 1999 award during 2000. The combined value of the remaining shares covered by Mr. van Gemert’s deferred stock awards as of December 31, 2000 was $1,319,967 (53,332 shares times $24.75, the closing price of Nextel Communications’ class A common stock on that date).

(8)	The $56,250 reflects Mr. Siliezar’s salary paid from July 20, 1998 to December 31, 1998.

(9)	The $76,854 represents Mr. Siliezar’s signing bonus of $30,000 and allowance for relocation expenses of $46,854 in 1998. The $34,544 represents Mr. Siliezar’s allowance for relocation expenses in 1999.

(10)	Amount consists of a $120,000 foreign services differential, a $108,000 housing allowance, a $9,900 living expenses reimbursement and $28,180, representing the aggregate personal travel costs reimbursed to Mr. Felipe.

(11)	Amount consists of $70,000 foreign services differential, a $63,000 housing allowance, a $4,568 living expense reimbursement and $15,506, representing the aggregate personal travel costs of Mr. Felipe for the period from April 1, 1999, the effective date of our letter agreement with Mr. Felipe, to December 31, 1999.

(12)	Amount includes a $35,436 allowance for relocation expenses in 1999.

(13)	Amount includes a $35,000 signing bonus in 1998.

(14)	Amounts represent a $5,000 monthly housing allowance.

Option Grants in 2000

      The following table lists information concerning options to purchase shares of our class B common stock, referred to as NII options, and Nextel Communications’ class A common stock, referred to as NCI options, that were granted to the named executive officers in 2000. For the NII options, we calculated the potential realizable value based on the 10-year term of the option at the time of grant utilizing the exercise price of each option, which was the then — current fair market value. The stock price appreciation of 5% and 10%, compounded annually from the date an option is granted to its expiration date, are hypothetical gains determined under rules promulgated by the Securities and Exchange Commission and does not represent our prediction of our stock price performance. The actual gain, if any, on the exercise of a stock option will depend on the future performance of our common stock, the option recipient’s continued employment through the date on which the options are exercised and the time at which the underlying shares are sold. The fair market value of each NCI option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

•	expected stock price volatility — 51.2%;

•	risk free interest rate — 6.84%;

•	expected life — 5 years; and

•	expected dividend yield — 0%.

						NII Options
						Potential Realized
						Value at Assumed
	Number of		Percent of			Annual Rate of Stock
	Securities		Total Options			Price Appreciation for
	Underlying		Granted to	Exercise or		Option Term ($)		NCI Options
	Options		Employees in	Base Price	Expiration			Grant Date
	Granted (#)		Fiscal Year (%)	($/Shares)	Date	5%	10%	Present Value

Steven M. Shindler

NII options	1,800,000	(1)	15.06	11.83	05/25/2010	13,386,282	33,931,752	—

NCI options	170,000	(2)	*	61.94	02/17/2010	—	—	5,559,578
Steven P. Dussek

NII options	600,000	(3)	5.02	4.01	02/17/2010	4,008,329	7,805,970	—

NCI options	100,000	(2)	*	61.94	02/17/2010	—	—	3,270,340
Lo van Gemert

NII options	1,500,000	(1)	12.55	11.83	05/25/2010	11,155,235	28,276,460	—

NCI options	170,000	(2)	*	61.94	02/17/2010	—	—	5,560,004
Byron R. Siliezar

NII options	600,000	(1)	5.02	11.83	05/25/2010	4,462,094	11,310,584	—

NCI options	70,000	(2)	*	61.94	02/17/2010	—	—	2,289,238
Jose Felipe

NII options	56,250	(1)	*	11.83	05/25/2010	418,321	1,060,367	—

NCI options	50,000	(2)	*	61.94	02/17/2010	—	—	1,635,170
Alexis Mozarovski

NII options	600,000	(1)	5.02	11.83	05/25/2010	4,462,094	11,310,584	—

NCI options	40,000	(2)	*	61.94	02/17/2010	—	—	1,308,136

*	Less than one percent (1%).

(1)	These NII options were granted on May 25, 2000 and vest over a four-year period at a rate of 25% per year from the date of grant.

(2)	These NCI options were granted on February 17, 2000 and vest over a four-year period at a rate of 25% per year from the date of grant.

(3)	These NII options were granted on February 17, 2000 and vest over a four-year period on a monthly basis from the date of grant.

Option Exercises in Year 2000 and Year-End Values

      In the table below, we list information on the exercise of options during the year ended December 31, 2000 and unexercised option values as of December 31, 2000 for each of the named executive officers. The value of the unexercised in-the-money NCI options is based on the closing price of Nextel Communications’ class A common stock as reported by the Nasdaq Stock Market on December 31, 2000, which was $24.75 per share, less the aggregate exercise price, times the aggregate number of shares issuable upon exercise of those options. The value of the in-the-money NII options is based on $11.83, the last determination of fair market value by a committee of the board of directors pursuant to the terms of our stock option plans, less the aggregate exercise price, times the aggregate number of shares issuable upon exercise of those options. The last determination of fair market value made by the committee was on May 25, 2000. Since that determination, we filed a registration statement for our initial public offering on August 17, 2000 and withdrew the registration statement and discontinued the initial public offering on

March 15, 2001 due to adverse market conditions. At the time we discontinued the initial public offering, the range of the initial public offer price listed on the cover of the prospectus was $10 to $12. Therefore, there can be no assurance that the price of $11.83 represents the market value of a share of common stock as of December 31, 2000.

			Number of
			Securities Underlying		Value of Unexercised
			Unexercised Options		In-the-Money Options at
	Shares		at Fiscal Year-End(#)		Fiscal Year-End($)
	Acquired on	Value
Name	Exercise(#)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Steven M. Shindler

NII options	—	—	43,753	1,803,125	444,822	31,771

NCI options	270,000	16,103,750	251,501	412,499	3,317,369	2,612,881
Steven P. Dussek

NII options	—	—	837,500	1,562,500	6,556,229	12,231,771

NCI options	120,000	6,654,548	87,500	480,000	1,153,906	4,265,859
Lo van Gemert

NII options	—	—	—	1,500,000	—	—

NCI options	81,250	4,295,821	42,500	438,750	292,031	2,032,813
Byron R. Siliezar

NII options	—	—	191,248	828,752	993,050	1,460,450

NCI options	16,500	803,688	1,500	118,000	13,875	453,844
Jose Felipe

NII options	—	—	517,965	438,285	2,164,386	1,752,114

NCI options	35,000	1,844,625	—	140,000	—	845,625
Alexis Mozarovski

NII options	—	—	56,250	693,750	440,344	733,906

NCI options	—	—	5,000	55,000	—	—

Employment Agreements

      Nextel Communications executed on our behalf a letter agreement with Mr. Felipe in May 1999 providing for his employment effective April 1, 1999. The letter provides for base compensation of $250,000 per year, as well as eligibility for bonuses of $150,000 based on the achievement of specified performance objectives. Further, Mr. Felipe is paid a foreign services differential of $120,000 per year to compensate him for the higher cost of living in Argentina as compared to the United States, and an allowance to cover Mr. Felipe’s cost of rental housing. The letter also provides that if we terminate Mr. Felipe’s employment with us other than for cause, then we will continue to pay Mr. Felipe’s then-current salary for one year following termination. Mr. Felipe would also be entitled to receive a pro rata portion of the targeted bonus for the year in which the termination occurs, based upon the number of months worked in that year.

      Nextel Communications executed on our behalf a letter agreement with Mr. Mozarovski in May 1999 providing for his employment effective June 15, 1999. The letter provides for a base salary of $330,000 per year, as well as eligibility for a bonus of up to $150,000 based on the achievement of specified performance objectives. Further, we pay Mr. Mozarovski an allowance to cover the cost of rental housing in Brazil. The letter also provides that if we terminate Mr. Mozarovski’s employment with us other than for cause, then we will pay Mr. Mozarovski one year of base salary and the full targeted bonus for that year upon termination.

      We do not have employment agreements with any of our other named executive officers.

Nextel Communications Change of Control Retention Bonus and Severance Pay Plan

      Each of our named executive officers participates in Nextel Communications’ Change of Control Retention Bonus and Severance Pay Plan. Under this plan, in the event of a change of control of Nextel Communications, as defined in the plan, each executive officer will receive a retention bonus if he continues his employment with us through the closing of the change of control transaction and the one year period thereafter, or if we terminate his employment without cause, as defined in the plan before the closing or before the end of this one year period. The amount of the retention bonus is 100% of the base salary and target bonus for the year in which the transaction occurs with respect to Messrs. Siliezar, Felipe and Mozarovski and 150% of the base salary and target bonus for the year in which the transaction occurs with respect to Messrs. Shindler and van Gemert. In addition, if we terminate an executive officer’s employment with us without cause, as defined in the plan, within one year after a change in control of Nextel Communications, or the executive officer terminates his employment during this period for good reason, as defined in the plan, then that executive officer will receive an amount equal to 200% of that individual’s base salary and 200% of that individual’s target bonus for the year, and the individual’s insurance and medical benefits will be continued for two years from termination.

Compensation Committee Interlocks and Insider Participation

      Our board of directors does not currently have a compensation committee. Our full board of directors is responsible for executive compensation matters. Mr. Shindler serves on our board of directors and also serves as our chief executive officer. In addition, Mr. Grinstein serves on our board of directors and was our chief executive officer from January 1996 until August 1999. Also, Mr. Dussek serves on our board of directors and was our chief executive officer from September 1999 until March 2000 and our chief operating officer from March 1999 until September 1999.

Compensation of Directors

      Currently, our directors do not receive any compensation for their services as directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      There are currently no shares of our class A common stock outstanding.

      In the table below, we list, as of March 20, 2001, the amount and percentage of shares of our class B common stock and series A exchangeable redeemable preferred stock that are deemed under the rules of the Securities and Exchange Commission to be beneficially owned by:

•	each person who served as one of our directors as of that date;

•	each of the named executive officers;

•	all directors and executive officers as a group; and

•	each person or group known by us to be the beneficial owner of more than 5% of our outstanding voting common stock.

      The address of each named person or group is 10700 Parkridge Boulevard, Suite 600, Reston, Virginia 20191, unless otherwise specified.

		Amount and Nature
	Type of Class	of Beneficial		Approximate
Name of Beneficial Owner	of Capital Stock	Ownership(1)		% of Outstanding

Daniel F. Akerson	Common Stock	300,000	(2)	*

Keith D. Grinstein	Common Stock	3,000,000	(3)	1.1%

William E. Conway, Jr.	Common Stock	—		—

Timothy M. Donahue	Common Stock	161,250	(4)	*

C. James Judson	Common Stock	—		—

Steven M. Shindler	Common Stock	150,000	(5)	*

Dennis M. Weibling	Common Stock	—		—

Steven P. Dussek	Common Stock	1,037,500	(6)	*

Thomas C. Lynch	Common Stock	—		—

Lo van Gemert	Common Stock	—		—

Jose Felipe	Common Stock	583,591	(6)	*

Byron R. Siliezar	Common Stock	226,248	(6)	*

Alexis Mozarovski	Common Stock	68,750	(6)	*

All directors and executive officers as a group (22 persons)	Common Stock	5,632,337	(7)	2.0%

Nextel Communications, Inc.(7)	Common Stock	268,773,174		99.2%
2001 Edmund Halley Drive Reston, Virginia 20191	Series A Preferred Stock	5,503		100.0%

*	Less than one percent (1%).

(1)	Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if that person, directly or indirectly, has or shares the power to direct the voting of the security or the power to dispose or direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of the relevant date. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated by footnote, the named individuals have sole voting and investment power with respect to the shares of our stock beneficially owned. You may review Nextel Communications proxy statement relating to its annual meeting of stockholders for information regarding beneficial ownership of its equity securities.

(2)	Includes 135,000 shares of class B common stock obtainable upon exercise of options.

(3)	Includes 2,820,000 shares of class B common stock obtainable upon exercise of options.

(4)	Includes 67,500 shares of class B common stock obtainable upon exercise of options.

(5)	Includes 46,878 shares of class B common stock obtainable upon exercise of options.

(6)	Represents shares of class B common stock obtainable upon exercise of options.

(7)	Includes 5,090,465 shares of class B common stock obtainable upon exercise of options.

Item 13.  Certain Relationships and Related Transactions

Tax Sharing Agreement with Nextel Communications

      We entered into a tax sharing agreement with Nextel Communications dated as of January 1, 1997. Under that agreement, for each taxable year in which we are a member of Nextel Communications’ consolidated group for U.S. federal income tax purposes, we must pay Nextel Communications an amount equal to what our federal income tax liability would have been had we filed a separate federal income tax return for each of our U.S. subsidiaries. This arrangement may result in higher tax payments by us than if our tax liability was computed on the basis of joint tax filings with Nextel Communications. The computation of our tax liability takes into account specified carryovers and carrybacks of losses and credits during periods we are a member of the Nextel Communications consolidated group that would be allowed if we had filed a separate federal income tax return. In making the computation for any taxable year, however, the liability will be determined at the highest corporate tax rate and without an exemption for purposes of calculating the alternative minimum tax and the environmental tax. The agreement further provides that we may be included in any consolidated, combined or unitary state or local income or franchise tax return or report, and our liability for these taxes will be computed in a manner consistent with the calculation of our federal income tax liability.

      In addition, the tax sharing agreement provides that Nextel Communications is entitled to utilize on behalf of the Nextel Communications’ consolidated group all of our tax attributes. The attributes include items of income, gain, loss, deduction, expense, credit and similar treatments which arise in the current taxable year or another taxable year or years and which properly may be carried back or carried forward to that taxable year. We are not entitled to receive any compensation for utilization of these attributes or items by the Nextel Communications consolidated group in determining for any taxable year or years the consolidated taxable income and consolidated tax liability for that taxable year or years.

      Nextel Communications is not required to compensate us for the benefit of a loss or credit carryback from our separate filing to the consolidated group should we leave the Nextel Communications consolidated group. Further, under some circumstances we are required to compensate Nextel Communications for adjustments of tax attributes after we leave the group.

      Under the U.S. consolidated income tax rules, we and each other member of the Nextel Communications consolidated group of which we are a member will be jointly and severally liable for the U.S. tax liabilities of each other member of that group. This liability exists for each year we file a consolidated tax return with that group. This liability continues for those years even if we should leave the Nextel Communications consolidated group.

      Under the tax sharing agreement, our liability to Nextel Communications for taxes for 2000 was about $65.0 million. In November 2000, we made an estimated payment of our 2000 liability to Nextel Communications under the tax sharing agreement of about $85.3 million primarily as a result of the taxable gain from our holdings of Clearnet Communications, Inc. resulting from the acquisition of Clearnet by TELUS Corporation. This estimated liability was satisfied by the issuance of about 853 shares of series A exchangeable redeemable preferred stock to Nextel Communications in December 2000. The difference between our actual tax liability and the $85.3 million of our series A preferred stock issued to Nextel Communications was utilized to reduce our intercompany payable to Nextel Communications.

Overhead Services Agreement with Nextel Communications

      Under an overhead services agreement between us and Nextel Communications, Nextel Communications has agreed to provide services to us. These services relate to accounts payable, cash management, payroll, human resources, financial reporting and audit and legal, engineering and technical and marketing and sales assistance. The fee for services provided under the overhead services agreement is the actual cost incurred by Nextel Communications, without any markup or discount, which is billed monthly and payable in 45 days. Under the overhead services agreement, Nextel Communications has agreed to apportion the aggregate cost incurred by it to provide the services to us and its other subsidiaries on a basis that Nextel Communications determines in good faith, from time to time, represents the relative portion of the services provided by Nextel Communications and used by each subsidiary, including us, for the relevant period. We have the right to review Nextel Communications’ determination and to discuss with Nextel Communications adjustments that we consider appropriate in light of the services provided to us. Nextel Communications’ good faith determination after that consultation is final and binding. The overhead services agreement has a ten-year term, which commenced on March 3, 1997. With the consent of Nextel Communications, we may elect to discontinue a particular service or services provided by Nextel Communications or obtain any service from an independent third party. We incurred costs under the overhead services agreement of $1.4 million during 2000.

      Under the overhead services agreement, we have agreed that the legal counsel employed by Nextel Communications as part-time or full-time employees will provide legal services to us as well as to other subsidiaries of Nextel Communications. These services will also potentially be provided to other entities in which Nextel Communications holds an ownership interest. We have agreed that the legal counsel may represent us as well as Nextel Communications or any of its other subsidiaries.

Right of First Opportunity Agreement with Nextel Communications

      As a condition to the issuance of our 13.0% senior discount notes in March 1997, we entered into a right of first opportunity agreement with Nextel Communications dated as of March 6, 1997, as amended. Under this agreement, Nextel Communications has agreed that neither Nextel Communications nor any of its controlled affiliates other than our group, as defined in the agreement, will in the future participate in the ownership or management of two-way terrestrial-based mobile wireless communications systems anywhere other than in the United States unless the future wireless opportunities have first been presented to us. This restriction does not apply to, among other things, any commercial relationship with any wireless entity, including channel or frequency sharing, roaming, purchase or sale of goods or services, licensing of intellectual property or other intangible rights or similar business related arrangement, that does not involve the directing or participating in the management of that wireless entity. We have agreed that, without the consent of Nextel Communications, we, our restricted affiliates and our unrestricted affiliates, each as defined in the indentures governing our outstanding notes, will not participate in the ownership or management of any wireless communications service business in the United States. These restrictions terminate upon the earliest to occur of April 15, 2007 and a change of control, as defined in the indentures governing our outstanding notes.

      If Nextel Communications gives us notice of a future wireless opportunity, we will have 60 days to notify Nextel Communications that we intend to pursue the opportunity and how we intend to finance our participation. We must have secured a financing commitment within 90 days of the date of the notice and we must consummate the future wireless opportunity within nine months of the date of the notice. If we fail to respond to Nextel Communications within the 60 and 90 day time frames or fail to consummate the transaction within the nine-month period, Nextel Communications may pursue freely the future wireless opportunity.

      We have agreed with Nextel Communications not to make any amendment to the right of first opportunity agreement that is materially adverse to the holders of our 13.0% senior discount notes, 12.125% senior discount notes or 12.75% senior serial notes. We also agreed to provide those holders with written notice 30 days before any amendment.

Transactions with Nextel Communications

      On April 4, 2000, we received an advance of $77.7 million from Unrestricted Subsidiary Funding Company, a wholly owned subsidiary of Nextel Communications, in connection with our anticipated purchase of Motorola International’s equity interests in Nextel Brazil, Nextel Peru and three Chilean analog companies. On June 2, 2000, we issued 777 shares of our series A exchangeable redeemable preferred stock to Unrestricted Subsidiary Funding Company as repayment of this intercompany advance. Additionally, on April 7, 2000, we issued 1,500 shares of our series A exchangeable redeemable preferred stock to Unrestricted Subsidiary Funding Company in exchange for cash proceeds of $150.0 million. On June 12, 2000, all of the 5,266 then outstanding shares of our series A exchangeable redeemable preferred stock were exchanged for 49,682,088 shares of our common stock. On June 29, 2000, we issued 2,150 shares of our series A exchangeable redeemable preferred stock to Unrestricted Subsidiary Funding Company in exchange for cash proceeds of $215.0 million. In December 2000, we issued 2,500 additional shares of our series A exchangeable redeemable preferred stock to the same subsidiary of Nextel Communications in exchange for cash proceeds of $250.0 million. Also in December 2000, we issued 853 shares of our series A exchangeable redeemable preferred stock to the same subsidiary of Nextel Communications in connection with our tax sharing agreement, as described above. Under a separate stock exchange agreement dated December 8, 2000, the shares of series A preferred stock issued as of that date, plus dividends accreted to the time of exchange, are exchangeable into shares of our class B common stock at the option of the holder of those series A preferred shares at any time between June 30, 2001 and December 1, 2002.

Motorola Relationships

      Motorola, which beneficially owned about 14% of the outstanding stock of Nextel Communications at December 31, 2000 and has the right to nominate two directors, one of whom has been designated, to serve on the board of Nextel Communications, provides equipment and vendor financing to our operating companies. During 2000, we purchased about $516.9 million in digital infrastructure equipment, handsets and related services from Motorola and have continued these purchases in 2001. At December 31, 2000, we had amounts due to Motorola of $127.3 million and had long-term debt due to Motorola of $381.7 million.

      In May 2000, we purchased all of the equity interests of Motorola International Development Corporation in our Peruvian operating company and Nextel S.A., its parent company. We also purchased three Chilean analog companies from Motorola International. The aggregate purchase price for these acquisitions was about $77.7 million in cash. In connection with our purchase of the three Chilean analog companies, we entered into an agreement for Motorola International to manage these companies during a transition period. These services were terminated in mid-September 2000.

      On August 14, 2000, we and some of our operating companies entered into agreements with Motorola under which Motorola will provide us with infrastructure equipment and services, including installation, implementation and training. We and Motorola have also agreed to warranty and maintenance programs and specified indemnity arrangements. We have also agreed to provide Motorola with notice of our determination that Motorola’s technology is no longer suited to our needs at least six months before publicly announcing or entering into a contract to purchase equipment utilizing an alternate technology. In addition, if Motorola manufactures, or elects to manufacture the equipment utilizing the alternate technology that we elect to deploy, we must give Motorola the opportunity to supply 50% of our infrastructure requirements for the equipment utilizing the alternate technology for three years. These agreements also contain other minimum purchase commitments that, if not met, subject us to penalties based on a percentage of the commitment shortfall. We met our commitment for 2000 of $230.0 million. The minimum commitments for the remaining three years of the term of the agreement, which expires December 31, 2003, are $230.0 million per year.

      Motorola Credit Corporation, an affiliate of Motorola, is the lender under some credit facilities under which we or some of our managed operating companies are the borrowers. For information concerning these credit facilities, see note 7 to our audited consolidated financial statements appearing at the end of this annual report.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	Financial Statements. The following financial statements are filed as part of this report:

(2)	Financial Statement Schedules. The following financial statement schedules are filed as part of this report and are included in Item 14(d) below. Schedules other than those listed below are omitted because they are either not required or not applicable.

Page

Schedule I	F-38

Schedule II	F-42

(3)	List of Exhibits. The exhibits filed as part of this report are listed in the Exhibit Index, which is incorporated in this item by reference.

(b)	Reports on Form 8-K. On December 22, 2000, we filed two Current Reports on Form 8-K and on December 13, 2000, we filed one Current Report on Form 8-K reporting under Item 5, in each case, the amendment of a previously filed exhibit. On October 26, 2000, we filed a Current Report on Form 8-K reporting under Item 5 the third quarter results and other data of Nextel Communications.

(c)	Exhibits. The exhibits filed as part of this report are listed in Item 14(a)(3) above.

(d)	Financial Statement Schedules. The financial statement schedules filed as part of this report are listed in Item 14(a)(2) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Reston, State of Virginia.

NEXTEL INTERNATIONAL, INC.

April 2, 2001

By:	/s/ ROBERT J. GILKER

Robert J. Gilker
Vice President and General Counsel

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below on April 2, 2001.

Signature	Title

* Daniel F. Akerson	Chairman of the Board of Directors
* Steven M. Shindler	Chief Executive Officer and Director (principal executive officer)
* Byron R. Siliezar	Vice President and Chief Financial Officer (principal financial officer)
* J. Vicente Rios	Vice President and Controller (principal accounting officer)
* Keith D. Grinstein	Vice Chairman of the Board of Directors
* William E. Conway, Jr.	Director
* Timothy M. Donahue	Director
* Steven P. Dussek	Director
* C. James Judson	Director
* Thomas Lynch	Director
* Dennis Weibling	Director

*By:	/s/ ROBERT J. GILKER

Robert J. Gilker
Attorney-in-fact

EXHIBIT INDEX

Exhibit
Number	Description of Exhibits

*3.1	Certificate of Incorporation of Nextel International, Inc.
*3.2	Amended and Restated Bylaws of Nextel International, Inc.
4.1	Indenture, dated as of March 6, 1997, by and between McCaw International, Ltd. and The Bank of New York (including form of note) (filed as Exhibit 4.1 to the Registration Statement on Form S-4 (file no. 333-26649), as amended, filed on May 7, 1997 and incorporated herein by reference).
4.2	Warrant Agreement, dated as of March 6, 1997, by and between Nextel International, Inc., and The Bank of New York (filed on July 18, 1997 as Exhibit 4.4 to the Registration Statement on Form S-4 (file no. 333-26649), as amended, originally filed on May 7, 1997 and incorporated herein by reference).
*4.3	Warrant Registration Rights Agreement, dated as of March 3, 1997, by and between Nextel International, Inc. and The Bank of New York.
4.4	Indenture, dated as of March 12, 1998, by and between Nextel International, Inc. and The Bank of New York (including form of note) (filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q filed on May 14, 1998 for the quarter ended March 31, 1998 and incorporated herein by reference).
4.5	Indenture, dated as of August 1, 2000, by and between Nextel International, Inc. and The Bank of New York (including form of note) (filed as Exhibit 4.1 to the Current Report on Form 8-K filed on August 2, 2000 and incorporated herein by reference).
4.6	First Supplemental Indenture, dated as of December 13, 2000, between Nextel International, Inc. and The Bank of New York, relating to the 13.0% senior discount notes due 2007 (filed on December 15, 2000 as Exhibit 4.7 to the Registration Statement on Form S-4 (file no. 333-51900), as amended, and incorporated herein by reference).
4.7	First Supplemental Indenture, dated as of December 13, 2000, between Nextel International, Inc. and The Bank of New York, relating to the 12.125% senior discount notes due 2008 (filed on December 15, 2000 as Exhibit 4.8 to the Registration Statement on Form S-4 (file no. 333-51900), as amended, and incorporated herein by reference).
4.8	First Supplemental Indenture, dated as of December 13, 2000, between Nextel International, Inc. and The Bank of New York, relating to the 12.75% senior serial notes due 2010 (filed on December 15, 2000 as Exhibit 4.9 to the Registration Statement on Form S-4 (file no. 333-51900), as amended, and incorporated herein by reference).
10.1	Tax Sharing Agreement, dated January 1, 1997, by and between Nextel Communications, Inc. and its subsidiaries named therein (filed on July 18, 1997 as Exhibit 10.18 to the Registration Statement on Form S-4 (file no. 333-26649), as amended, originally filed on May 7, 1997 and incorporated herein by reference).
10.2	Overhead Services Agreement, dated March 3, 1997, by and between Nextel Communications, Inc. and Nextel International, Inc. (filed on July 18, 1997 as Exhibit 10.19 to the Registration Statement on Form S-4 (file no. 333-26649), as amended, originally filed on May 7, 1997 and incorporated herein by reference).
10.3	Indemnification Agreement, dated March 6, 1997, by and between Nextel Communications, Inc. and Nextel International, Inc. (filed on July 18, 1997 as Exhibit 10.21 to the Registration Statement on Form S-4 (file no. 333-26649), as amended, originally filed on May 7, 1997 and incorporated herein by reference).
10.4	Second Amended and Restated Right of First Opportunity Agreement, dated August 1, 2000, by and between Nextel Communications, Inc. and Nextel International, Inc. (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 14, 2000 for the quarter ended June 30, 2000 and incorporated herein by reference).

Exhibit
Number	Description of Exhibits

10.5	Master Equipment Financing Agreement, dated as of February 4, 1999, by and among Nextel International, Inc., the Lenders named therein and Motorola Credit Corporation, as Administrative Agent and Collateral Agent (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on February 19, 1999 and incorporated herein by reference).
10.6	Second Amendment to Master Equipment Financing Agreement, dated as of March 22, 2000, by and between Nextel International, Inc., the Lenders named therein and Motorola Credit Corporation, as Administrative Agent and Collateral Agent (filed as Exhibit 10.46 to the Annual Report on Form 10-K filed on March 30, 2000 for the year ended December 31, 1999 and incorporated herein by reference).
10.7	Third Amendment to Master Equipment Financing Agreement, dated as of July 26, 2000, by and between Nextel International, Inc. and Motorola Credit Corporation, as Administrative Agent and Collateral Agent (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 14, 2000 for the quarter ended June 30, 2000 and incorporated herein by reference).
10.8	Guaranty, effective as of July 23, 1999, by Nextel International, Inc. in favor of Motorola, Inc. (filed as Exhibit 10.38 to the Annual Report on Form 10-K filed on March 30, 2000 for the year ended December 31, 1999 and incorporated herein by reference).
10.9	Guaranty, effective as of July 23, 1999, by Nextel International, Inc. in favor of Motorola, Inc. (filed as Exhibit 10.41 to the Annual Report on Form 10-K filed on March 30, 2000 for the year ended December 31, 1999 and incorporated herein by reference).
10.10	Guaranty, effective as of July 23, 1999, by Nextel International, Inc. in favor of Motorola, Inc. (filed as Exhibit 10.42 to the Annual Report on Form 10-K filed on March 30, 2000 for the year ended December 31, 1999 and incorporated herein by reference).
10.11	Secured Loan Agreement, dated December 16, 1999, by and between Nextel International, Inc., the Lenders named therein and Motorola Credit Corporation, as Administrative Agent and as Collateral Agent (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 14, 2000 for the quarter ended June 30, 2000 and incorporated herein by reference).
10.12	Amendment No. 1 to Secured Loan Agreement, dated July 26, 2000, by and between Nextel International, Inc. the Lenders named therein and Motorola Credit Corporation, as Collateral Agent (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 14, 2000 for the quarter ended June 30, 2000 and incorporated herein by reference).
10.13	Amended and Restated Equipment Financing Agreement, dated as of April 28, 2000, by and between McCaw International (Brazil), Ltd. and Motorola Credit Corporation (filed as Exhibit 10.6 to the Quarterly Report in Form 10-Q filed on August 14, 2000 for the quarter ended June 30, 2000 and incorporated herein by reference).
10.14	Credit Agreement, dated as of February 27, 1998, by and among Nextel Argentina S.R.L., the Lenders named therein and The Chase Manhattan Bank as Administrative Agent (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 14, 1998 for the quarter ended March 31, 1998 and incorporated herein by reference).
10.15	Amendment No. 1 and Waiver, dated May 8, 1998, by and among Nextel Argentina S.R.L., the Lenders named therein and The Chase Manhattan Bank as Administrative Agent (filed as Exhibit 10.19 to the Registration Statement on Form S-4 (file no. 333-55877), as amended, originally filed on June 3, 1998 and incorporated herein by reference).
10.16	Amendment No. 2, dated September 30, 1998, by and among Nextel Argentina S.R.L., the Lenders named therein and The Chase Manhattan Bank as Administrative Agent (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 16, 1998 for the quarter ended September 30, 1998 and incorporated herein by reference).
10.17	Amendment No. 3, dated May 12, 1999, by and among Nextel Argentina S.R.L., the Lenders named therein and The Chase Manhattan Bank as Administrative Agent (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on June 11, 1999 and incorporated herein by reference).

Exhibit
Number	Description of Exhibits

10.18	Amendment No. 4, dated as of December 8, 1999, by and among Nextel Argentina S.R.L., and the Lenders named therein and The Chase Manhattan Bank as Administrative Agent (filed as Exhibit 10.36 to the Annual Report on Form 10-K filed on March 30, 2000 for the year ended December 31, 1999 and incorporated herein by reference).
10.19	Amendment No. 5, dated June 20, 2000, by and among Nextel Argentina S.R.L., the Lenders named therein and The Chase Manhattan Bank as Administrative Agent (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on August 14, 2000 for the quarter ended June 30, 2000 and incorporated herein by reference).
10.20	Stockholders Agreement, dated June 21, 1996, by and among Infocom Communications Network, Inc and the stockholders of Infocom Communications Network, Inc. (filed on July 18, 1997 as Exhibit 10.11 to the Registration Statement on Form S-4 (file no. 333-26649), as amended, originally filed on May 7, 1997 and incorporated herein by reference).
10.21	Restructuring Agreement, dated as of April 2, 1998, by and among Foodcamp Industries and Marketing, Inc., Chan Chon Siong, Nextel International, Inc., Top Mega Enterprises Ltd. and Infocom Communications Network, Inc. (filed as Exhibit 10.26 to the Registration Statement on Form S-4 (file no. 333-55877), as amended, originally filed on June 3, 1998 and incorporated herein by reference).
10.22	Restructuring Agreement, dated as of April 2, 1998, by and among Jetcom Inc., Nextel International, Inc., Top Mega Enterprises, Ltd. and Infocom Communications Network, Inc. (filed as Exhibit 10.28 to the Registration Statement on Form S-4 (file no. 333-55877), as amended, originally filed on June 3, 1998 and incorporated herein by reference).
10.23	Pledge Agreement, dated as of April 2, 1998, by and among Infocom Communications Network, Inc., Nextel International, Inc. and Jetcom, Inc. (filed as Exhibit 10.29 to the Registration Statement on Form S-4 (file no. 333-55877), as amended, originally filed on June 3, 1998 and incorporated herein by reference).
10.24	Agreement, dated as of August 21, 1998, by and between ACCRA Investments Corporation and Top Mega Enterprises Ltd. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 16, 1998 for the quarter ended September 30, 1998 and incorporated herein by reference).
10.25	Borrowing Affiliate Note, dated June 18, 1999, by and between Infocom Communications Network, Inc., as Borrowing Affiliate, and Nextel International, Inc., as Lender (filed as Exhibit 10.35 to the Annual Report on Form 10-K filed on March 30, 2000 for the year ended December 31, 1999 and incorporated herein by reference).
*††10.26	Employment Agreement, dated May 7, 1999, by and between Nextel International, Inc. and Jose Felipe.
††10.27	Nextel International, Inc. 1997 Stock Option Plan (filed as Exhibit 10.9 to the Annual Report on Form 10-K filed on March 30, 2000 for the year ended December 31, 1999 and incorporated herein by reference).
††10.28	Amended and Restated Nextel International, Inc. Incentive Equity Plan (filed as Exhibit 10.9 to the Current Report on Form 8-K filed on February 22, 2001 and incorporated herein by reference).
†10.29	Subscriber Unit Purchase Agreement, dated as of July 23, 1999, by and between Motorola, Inc. and Comunicaciones Nextel de Mexico S.A. de C.V. (filed as Exhibit 10.37 to the Annual Report on Form 10-K filed on March 30, 2000 for the year ended December 31, 1999 and incorporated herein by reference).
†10.30	Subscriber Unit Purchase Agreement, dated July 23, 1999, by and between Motorola, Inc. and Nextel del Peru, S.A. (filed as Exhibit 10.44 to the Annual Report on Form 10-K filed on March 30, 2000 for the year ended December 31, 1999 and incorporated herein by reference).

Exhibit
Number	Description of Exhibits

†10.31	Subscriber Unit Purchase Agreement, dated as of August 4, 1999, by and between Motorola, Inc. and Infocom Communications Network, Inc. (filed as Exhibit 10.43 to the Annual Report on Form 10-K filed on March 30, 2000 for the year ended December 31, 1999 and incorporated herein by reference).
†10.32	Subscriber Unit Purchase Agreement, dated as of September 7, 1999, by and between Motorola Industrial LTDA and Nextel International, Inc. (filed as Exhibit 10.39 to the Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
†10.33	Subscriber Unit Purchase Agreement, dated as of September 7, 1999, by and between Motorola, Inc. and Nextel International, Inc. (filed as Exhibit 10.40 to the Annual Report on Form 10-K filed on March 30, 2000 for the year ended December 31, 1999 and incorporated herein by reference).
10.34	Amended and Restated Capital Subscription Agreement, dated as of May 12, 1999, by and among Nextel Argentina S.R.L., Nextel International (Argentina), Ltd. and Nextel International, Inc. (filed as Exhibit 10.34 to the Annual Report on Form 10-K filed on March 30, 2000 for the year ended December 31, 1999 and incorporated herein by reference).
10.35	Amendment No. 1 to the Amended and Restated Capital Subscription Agreement, dated as of June 20, 2000, by and among Nextel Argentina S.R.L., Nextel International (Argentina), Ltd. and Nextel International, Inc. (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on August 14, 2000 for the quarter ended June 30, 2000 and incorporated herein by reference).
†10.36	Form of iDEN Infrastructure Equipment Supply Agreement dated August 14, 2000 by and between Nextel International, Inc., Motorola, Inc. and each of Nextel Telecommunicacoes Ltda., Nextel Argentina S.R.L., Nextel de Mexico, S.A. de C.V., Nextel del Peru, S.A. and Nextel Communications Philippines, Inc. (filed as Exhibit 10.2 to the Amendment to the Current Report on Form 8-K filed on December 22, 2000 and incorporated herein by reference).
†10.37	Form of iDEN Installation Services Agreement, dated August 14, 2000 by and between Nextel International, Inc., Motorola, Inc. and each of Nextel, Telecomunicações Ltda., Nextel Argentina S.R.L., Nextel de Mexico, S.A. de C.V., Nextel del Peru, S.A. and Nextel Communications Philippines, Inc. (filed as Exhibit 10.1 to the Amendment to the Current Report on Form 8-K filed on December 22, 2000 and incorporated herein by reference).
†10.38	Form of Amendment 001 to iDEN Infrastructure Supply Agreement, dated as of December 1, 2000, between Nextel International, Inc., Motorola, Inc. and each of Nextel Telecommunicacoes Ltda., Nextel Argentina S.R.L., Nextel de Mexico, S.A. de C.V., Nextel del Peru, S.A. and Nextel Communications Philippines, Inc. (filed as Exhibit 10.3 to the Amendment to the Current Report on Form 8-K filed on December 22, 2000 and incorporated herein by reference).
10.39	iDEN(R) Infrastructure Minimum Purchase Commitment Agreement, effective as of January 1, 2001, by and between Motorola, Inc. by and through its Global Telecom Solutions Sector, Telecom Carrier Solutions Group and Nextel International, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 22, 2001 and incorporated herein by reference).
10.40	Fourth Amendment to Master Equipment Financing Agreement, dated as of February 19, 2001, by and between Nextel International, Inc. and Motorola Credit Corporation, as Administrative Agent and Collateral Agent (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on February 22, 2001 and incorporated herein by reference).

Exhibit
Number	Description of Exhibits

10.41	Second Amendment to Secured Loan Agreement, dated as of February 19, 2001, by and between Nextel International, Inc. and Motorola Credit Corporation (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on February 22, 2001 and incorporated herein by reference).
10.42	First Amendment to Amended and Restated Equipment Financing Agreement, dated as of February 19, 2001, by and among McCaw International (Brazil), Ltd. and Motorola Credit Corporation (filed as Exhibit 10.4 to the Current Report on Form 8-K filed on February 22, 2001 and incorporated herein by reference).
††10.43	Employment Agreement, dated May 21, 1999, by and between Nextel International, Inc. and Alexis Mozarovski (filed as Exhibit 10.5 to the Current Report on Form 8-K filed on February 22, 2001 and incorporated herein by reference).
10.44	Trademark License Agreement, dated as of February 19, 2001, by and between Nextel Communications, Inc. and Nextel International, Inc. (filed as Exhibit 10.6 to the Current Report on Form 8-K filed on February 22, 2001 and incorporated herein by reference).
††10.45	Change of Control Retention Bonus and Severance Pay Plan, dated July 14, 1999 (filed as Exhibit 10.7 to the Current Report on Form 8-K filed on February 22, 2001 and incorporated herein by reference).
††10.46	Amendment to Nextel International, Inc. 1997 Stock Option Plan (filed as Exhibit 10.8 to the Current Report on Form 8-K filed on February 22, 2001 and incorporated herein by reference).
*21.1	Subsidiaries of Nextel International, Inc.
*23.1	Consent of Deloitte & Touche LLP.
*24.1	Powers of Attorney.

*	Filed herewith.

†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

††	Management contract or compensatory plan or arrangement.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of
Nextel International, Inc.

      We have audited the accompanying consolidated balance sheets of Nextel International, Inc. and subsidiaries (Nextel International), a substantially wholly owned subsidiary of Nextel Communications, Inc., as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed on page F-1. These consolidated financial statements and financial statement schedules are the responsibility of Nextel International’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Nextel International, Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

      As discussed in note 1 to the consolidated financial statements, Nextel International adopted the provisions of Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” in 2000.

DELOITTE & TOUCHE LLP
McLean, Virginia

February 15, 2001 (February 20, 2001 as to note 7)

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

CONSOLIDATED BALANCE SHEETS

As of December 31, 2000 and 1999
(in thousands)

	2000	1999

ASSETS

Current assets

Cash and cash equivalents, of which $27,776 and $6,280 is restricted	$473,852	$100,028

Accounts receivable, less allowance for doubtful accounts of $22,163 and $8,815	73,178	23,041

Handset and accessory inventory	26,724	16,185

Prepaid expenses and other (note 1)	86,200	21,868

Total current assets	659,954	161,122

Property, plant and equipment, net	1,070,127	539,455

Investments	357,610	428,971

Intangible assets, net	978,140	482,053

Other assets	127,395	70,191

	$3,193,226	$1,681,792

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities

Accounts payable	$75,676	$44,210

Accrued expenses and other	141,397	61,448

Accrued interest	44,581	15,423

Due to related parties	129,636	24,625

Current portion of long-term debt	34,149	33,739

Total current liabilities	425,439	179,445

Long-term debt	2,485,134	1,514,757

Deferred income taxes	174,178	141,943

Deferred revenues (note 1)	26,871	—

Total liabilities	3,111,622	1,836,145

Commitments and contingencies (notes 2, 7, 9 and 12)

Minority interest	—	25,237

Stockholders’ equity (deficit)

Series A exchangeable redeemable preferred stock, 6 and 3 shares issued and outstanding; accreted liquidation preference of $567,953 and $335,656	550,300	298,886

Common stock, 0 and 220,340 shares issued and outstanding	—	399,401

Common stock, class B, 271,037 and 0 shares issued, 271,025 and 0 shares outstanding	271	—

Paid-in capital	941,921	—

Accumulated deficit	(1,277,176)	(859,970)

Treasury stock, at cost, 12 and 0 shares	(62)	—

Deferred compensation, net	(5,173)	—

Accumulated other comprehensive loss	(128,477)	(17,907)

Total stockholders’ equity (deficit)	81,604	(179,590)

	$3,193,226	$1,681,792

The accompanying notes are an integral part of these consolidated financial statements.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2000, 1999 and 1998
(in thousands, except per share amounts)

	2000	1999	1998

Operating revenues	$330,209	$124,364	$67,903

Operating expenses

Cost of revenues	182,160	96,199	57,212

Selling, general and administrative	280,822	191,015	131,386

Depreciation and amortization	160,918	108,091	56,039

	623,900	395,305	244,637

Operating loss	(293,691)	(270,941)	(176,734)

Other income (expense)

Interest expense	(248,922)	(179,604)	(106,824)

Interest income	22,157	8,442	16,655

Realized gain on exchange of investment (note 3)	239,467	—	—

Equity in losses of unconsolidated affiliates	(53,874)	(31,469)	(12,193)

Foreign currency transaction (losses) gains, net	(25,273)	(60,793)	9,506

Minority interest in losses of subsidiaries	6,504	19,314	17,131

Other income (expense), net	4,635	(5,112)	(7,034)

	(55,306)	(249,222)	(82,759)

Loss before income tax (provision) benefit	(348,997)	(520,163)	(259,493)

Income tax (provision) benefit	(68,209)	17	22,358

Net loss	(417,206)	(520,146)	(237,135)

Accretion of series A exchangeable redeemable preferred stock to liquidation preference value	(61,334)	—	—

Loss attributable to common stockholders	$(478,540)	$(520,146)	$(237,135)

Loss per share attributable to common stockholders, basic and diluted	$(1.93)	$(2.37)	$(1.08)

Weighted average number of common shares outstanding	248,453	219,359	219,021

The accompanying notes are an integral part of these consolidated financial statements.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For The Years Ended December 31, 2000, 1999 and 1998
(in thousands)

	Series A				Class B
	Preferred Stock		Common Stock		Common Stock
							Paid-in
	Shares	Amount	Shares	Amount	Shares	Amount	Capital

Balance, January 1, 1998	—	$—	219,000	$395,428	—	$—	$—

Net loss	—	—	—	—	—	—	—

Unrealized loss on available-for-sale securities, net of income taxes	—	—	—	—	—	—	—

Foreign currency translation adjustment	—	—	—	—	—	—	—

Total comprehensive loss

Issuance of series A exchangeable redeemable preferred stock to parent	1	98,886	—	—	—	—	—

Exercise of stock options and accrued compensation for compensatory options	—	—	142	1,146	—	—	—

Balance, December 31, 1998	1	98,886	219,142	396,574	—	—	—

Net loss	—	—	—	—	—	—	—

Unrealized gain on available-for-sale securities, net of income taxes	—	—	—	—	—	—	—

Foreign currency translation adjustment	—	—	—	—	—	—	—

Total comprehensive loss

Issuance of series A exchangeable redeemable preferred stock to parent	2	200,000	—	—	—	—	—

Exercise of stock options and accrued compensation for compensatory options	—	—	1,198	2,827	—	—	—

Balance, December 31, 1999	3	298,886	220,340	399,401	—	—	—

Net loss	—	—	—	—	—	—	—

Reclassification adjustment of $142,194, net of unrealized gain on available-for-sale securities, net of taxes (note 3)	—	—	—	—	—	—	—

Foreign currency translation adjustment	—	—	—	—	—	—	—

Total comprehensive loss

Issuance of series A exchangeable redeemable preferred stock to parent	8	777,985	—	—	—	—	—

Accretion of series A exchangeable redeemable preferred stock to liquidation preference value	—	61,334	—	(61,334)	—	—	—

Issuance of common stock:

Conversion of series A exchangeable redeemable preferred stock	(5)	(587,905)	49,682	587,905	—	—	—

Exercise of stock options and warrants	—	—	1,015	1,725	—	—	—

Purchase of treasury stock	—	—	(12)	—	—	—	—

Deferred compensation	—	—	—	4,773	—	—	3,045

Tax benefits on exercise of stock options	—	—	—	—	—	—	6,677

Conversion of common stock to class B common stock	—	—	(271,025)	(932,470)	271,025	271	932,199

Balance, December 31, 2000	6	$550,300	—	$—	271,025	$271	$941,921

The accompanying notes are an integral part of these consolidated financial statements.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For The Years Ended December 31, 2000, 1999 and 1998
(in thousands)

					Accumulated Other
					Comprehensive Income (Loss)

		Treasury Stock			Unrealized	Cumulative
	Accumulated			Deferred	Gain (Loss)	Translation
	Deficit	Shares	Amount	Compensation	on Investments	Adjustment	Total

Balance, January 1, 1998	$(102,689)	—	$—	$—	$3,290	$—	$296,029

Net loss	(237,135)	—	—	—			(237,135)

Unrealized loss on available-for-sale securities, net of income taxes	—	—	—	—	(38,978)	—	(38,978)

Foreign currency translation adjustment	—	—	—	—	—	(24,050)	(24,050)

Total comprehensive loss							(300,163)

Issuance of series A exchangeable redeemable preferred stock to parent	—	—	—	—	—	—	98,886

Exercise of stock options and accrued compensation for compensatory options	—	—	—	—	—	—	1,146

Balance, December 31, 1998	(339,824)	—	—	—	(35,688)	(24,050)	95,898

Net loss	(520,146)	—	—	—	—	—	(520,146)

Unrealized gain on available-for-sale securities, net of income taxes	—	—	—	—	155,370	—	155,370

Foreign currency translation adjustment	—	—	—	—	—	(113,539)	(113,539)

Total comprehensive loss							(478,315)

Issuance of series A exchangeable redeemable preferred stock to parent	—	—	—	—	—	—	200,000

Exercise of stock options and accrued compensation for compensatory options	—	—	—	—	—	—	2,827

Balance, December 31, 1999	(859,970)	—	—	—	119,682	(137,589)	(179,590)

Net loss	(417,206)	—	—	—	—	—	(417,206)

Reclassification adjustment of $142,194, net of unrealized gain on available-for-sale securities, net of taxes (note 3)	—	—	—	—	(113,910)	—	(113,910)

Foreign currency translation adjustment	—	—	—	—	—	3,340	3,340

Total comprehensive loss							(527,776)

Issuance of series A exchangeable redeemable preferred stock to parent	—	—	—	—	—	—	777,985

Accretion of series A exchangeable redeemable preferred stock to liquidation preference value	—	—	—	—	—	—	—

Issuance of common stock:

Conversion of series A exchangeable redeemable preferred stock	—	—	—	—	—	—	—

Exercise of stock options and warrants	—	—	—	—	—	—	1,725

Purchase of treasury stock	—	12	(62)	—	—	—	(62)

Deferred compensation	—	—	—	(5,173)	—	—	2,645

Tax benefits on exercise of stock options	—	—	—	—	—	—	6,677

Conversion of common stock to class B common stock	—	—	—	—	—	—	—

Balance, December 31, 2000	$(1,277,176)	12	$(62)	$(5,173)	$5,772	$(134,249)	$81,604

The accompanying notes are an integral part of these consolidated financial statements.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2000, 1999 and 1998
(in thousands)

	2000	1999	1998

Cash flows from operating activities:

Net loss	$(417,206)	$(520,146)	$(237,135)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of debt financing costs and accretion of senior notes, net of accreted interest capitalized	137,633	133,019	100,069

Depreciation and amortization	160,918	108,091	56,039

Equity in losses of unconsolidated affiliates	53,874	31,469	12,193

Provision for losses on accounts receivable	16,115	33,219	7,127

Net foreign currency transaction losses (gains)	25,273	60,793	(9,506)

Minority interest in losses of subsidiaries	(6,504)	(19,314)	(17,131)

Asset impairment charge	—	8,950	3,823

Realized gain on exchange of investment	(239,467)	—	—

Income tax provision (benefit)	68,209	(17)	(22,358)

Stock-based compensation	2,645	829	909

Other, net	(3,737)	—	—

Change in assets and liabilities, net of effects from acquisitions:

Accounts receivable	(58,733)	(21,013)	(29,932)

Handset and accessory inventory	(11,193)	15,729	(27,081)

Other assets	(51,962)	(3,640)	(67,640)

Accounts payable, accrued expenses and other	112,369	8,200	53,662

Net cash used in operating activities	(211,766)	(163,831)	(176,961)

Cash flows from investing activities:

Capital expenditures	(368,732)	(144,976)	(371,223)

Payments for acquisitions, investments in and advances to affiliates and purchases of licenses, net of cash acquired	(410,734)	(38,406)	(164,883)

Purchase of short-term investments	(154,374)	—	(93,997)

Proceeds from sale of short-term investments	154,374	—	221,225

Other	784	(1,933)	5,976

Net cash used in investing activities	(778,682)	(185,315)	(402,902)

Cash flows from financing activities:

Issuance of debt securities	641,043	—	400,880

Proceeds from issuance of series A exchangeable redeemable preferred stock to parent	692,686	200,000	—

Borrowings under long-term credit facilities	56,650	132,924	145,547

Repayments under long-term credit facilities	(34,440)	(16,198)	(3,047)

Capital contributions from minority stockholders	6,223	17,035	12,401

Borrowings from parent, net	13,867	8,847	—

Deferred financing costs	(16,753)	—	(13,793)

Proceeds from exercise of stock options and warrants	1,725	1,997	237

Purchase of treasury stock	(62)	—	—

Net cash provided by financing activities	1,360,939	344,605	542,225

Effect of exchange rate changes on cash and cash equivalents	3,333	(16,547)	(1,036)

Net increase (decrease) in cash and cash equivalents	373,824	(21,088)	(38,674)

Cash and cash equivalents, beginning of year	100,028	121,116	159,790

Cash and cash equivalents, end of year	$473,852	$100,028	$121,116

The accompanying notes are an integral part of these consolidated financial statements.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Operations and Significant Accounting Policies

      Operations. Nextel International is an indirect, substantially wholly owned subsidiary of Nextel Communications, Inc. We provide wireless communications services targeted at meeting the needs of business customers in selected international markets. We are designing our digital wireless networks to support multiple wireless services, including:

•	digital mobile telephone service;

•	digital two-way radio dispatch service, which is marketed as “Nextel Direct Connect®” service;

•	advanced calling features, such as three-way calling, voicemail, call forwarding and additional line service;

•	international roaming capabilities, which are marketed as “Nextel WorldwideSM”; and

•	text and numeric paging.

      Our principal operations are in major business centers and related transportation corridors of Brazil, Mexico, Argentina and Peru. We have recently expanded our wireless coverage in Latin America by purchasing companies with analog specialized mobile radio licenses in Chile. At December 31, 2000, we also owned, directly and indirectly, a 51.1% interest in a digital mobile services provider in the Philippines. In addition to our Latin American and Philippine operating companies, which we refer to as our managed operating companies, we have a 4.8% non-voting interest in TELUS Corporation, a Canadian wireless company, and a 32.1% interest in NEXNET Co., Ltd., a digital enhanced specialized mobile radio services provider in Japan.

      Our primary business strategy is to serve the wireless communications needs of business customers in various emerging international markets, with a particular emphasis on Latin America. Our 2001 business plan has been developed based on our strategy, and we will require a significant amount of cash for expansion and continued improvement of our digital mobile network coverage in our existing and targeted future markets, acquisition of additional spectrum, debt service obligations, and working capital requirements. We expect to have sufficient resources to fund our business plan through the end of 2001.

      Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.  Summary of Operations and Significant Accounting Policies — (Continued)

      Principles of Consolidation. The consolidated financial statements include the accounts of Nextel International, Inc. and our majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Our majority owned subsidiaries consist of:

	Effective
	Ownership
	as of
	December 31,

	2000	1999

Comunicaciones Nextel de Mexico, S.A. de C.V.	100.0%	100.0%

Nextel Argentina S.R.L.	100.0%	100.0%

Nextel Telecomunicações Ltda. (Brazil)	100.0%	87.7%

Nextel del Peru, S.A.	100.0%	63.5%

CCC Holdings Peru S.R.L. (Peru) (note 2)	100.0%	—

Comunicaciones Multikom Limitada (Chile) (note 2)	100.0%	—

Centennial Caymen Corporation Chile Limitada (note 2)	100.0%	—

Nextel Communications Philippines, Inc. (notes 2 and 3)	51.1%	—

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

      Foreign Currency. Results of operations for our non-U.S. subsidiaries and affiliates are translated from the designated functional currency to the U.S. dollar using average exchange rates during the period, while assets and liabilities are translated at the exchange rate in effect at the reporting date. Resulting gains or losses from translating foreign currency financial statements are recorded as other comprehensive income (loss). The financial statements of the following non-U.S. subsidiaries were prepared using the U.S. dollar as the functional currency in the years indicated due to the economic environments in which they operated: our Mexican operating company during 1998 and our Peruvian operating company during 1998, 1999 and 2000. As a result, during the specified years, the transactions of these operations that were denominated in the foreign currencies were remeasured into U.S. dollars, and any resulting gains or losses were recorded in foreign currency transaction (losses) gains, net in our consolidated statements of operations.

      During 1999, there was a devaluation and significant fluctuations in the value of the Brazilian currency, the real, relative to the U.S. dollar. As a result of the devaluation, we recorded a pre-tax charge of about $57.0 million in our consolidated statement of operations for 1999, related to foreign currency transaction losses associated with our Brazilian operations. In addition, we recorded a negative translation adjustment of about $126.5 million as other comprehensive loss in stockholders’ equity (deficit) based on the exchange rate as of the reporting period ended December 31, 1999.

      Cash and Cash Equivalents. We consider all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Our Brazilian and Argentine operating companies held cash and cash equivalents of $27.8 million as of December 31, 2000 and $6.3 million as of December 31, 1999, which are not available to fund any of the cash needs of Nextel International or any of our other subsidiaries because of the restrictions contained in debt agreements related to those operations.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.  Summary of Operations and Significant Accounting Policies — (Continued)

      Supplemental Cash Flow Information.

	Year Ended December 31,

	2000	1999	1998

	(in thousands)

Capital expenditures

Cash paid for capital expenditures	$368,732	$144,976	$371,223

Change in capital expenditures accrued and unpaid or financed	198,692	28,466	4,801

	$567,424	$173,442	$376,024

Interest costs

Interest expense	$248,922	$179,604	$106,824

Interest capitalized	26,513	10,434	23,843

	$275,435	$190,038	$130,667

Acquisitions

Fair value of assets acquired	$603,876	$—	$133,698

Less liabilities assumed	(95,866)	—	(19,440)

Less cash acquired	(3,468)	—	(8,133)

	$504,542	$—	$106,125

Cash paid for interest	$82,131	$19,510	$11,247

Cash paid for income taxes	$1,876	$2,624	$1,773

Borrowings under long-term credit facilities to fund debt financing costs	$—	$2,575	$—

      Prepaid and other assets. Prepaid and other assets includes refundable value added taxes of $35.8 million at December 31, 2000 and $11.3 million at December 31, 1999.

      Handset and Accessory Inventory. Handsets are valued at the lower of cost or market. We determine costs of our handsets and accessories using the weighted average method.

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

      Construction in progress includes labor, materials, transmission and related equipment, engineering, site development, interest and other costs relating to the construction and development of our digital wireless networks. Assets under construction are not depreciated until placed into service. We capitalize interest that is applicable to the construction of, and significant improvements to, our digital mobile network equipment.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.  Summary of Operations and Significant Accounting Policies — (Continued)

      Investments. All of our investments in marketable equity securities are classified as available-for-sale as of the balance sheet date and are reported at fair value. Unrealized gains and losses, net of income tax, are recorded as other comprehensive (loss) income. We report realized gains or losses, as determined on a specific identification basis, and other-than-temporary declines in value, if any, on available-for-sale securities in other income (expense), net and in realized gain on exchange of investment. Because they do not have readily determinable fair values, we record investments in privately held companies at cost, adjusted for other-than-temporary declines in value, if any.

      Intangible Assets. Intangible assets generally consist of licenses, excess of purchase price paid over the fair value of net assets acquired (goodwill), debt financing costs and customer lists. In the countries in which we operate, licenses are customarily issued conditionally for specified periods of time. The licenses are generally renewable provided the licensee has complied with applicable rules and policies. We intend to comply and believe we have complied with these standards in all material respects.

      We amortize our intangible assets using the straight-line method. We begin amortizing the cost of licenses upon commencement of commercial operations in each market over their estimated useful lives of 15 to 20 years. We amortize goodwill over an estimated useful life of 20 years. We amortize our debt financing costs as interest expense over the term of the underlying obligations. We amortize customer lists, which we generally acquire through business combinations and which may include both digital and analog customers, over their respective estimated useful lives, generally two years.

      Valuation of Long-Lived Assets. We review long-lived assets such as property, plant and equipment, and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

      Revenue Recognition and Change in Accounting Principle. We recognize revenue for airtime and other services over the service period, net of credits and adjustments for service discounts. We establish an allowance for doubtful accounts sufficient to cover probable losses.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101, “Revenue Recognition in Financial Statements,” which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Based upon the new guidance, we changed our revenue recognition method in the fourth quarter of 2000. We now recognize handset sales as operating revenues on a straight-line basis over periods of up to four years, the estimated customer relationship periods. Costs of handset sales are recognized over the same periods in amounts equivalent to the revenues recognized from the handset sales. The direct and incremental handset costs in excess of the revenues generated from handset sales are expensed immediately as these amounts exceed our minimum contractual revenues. Under the prior method of accounting, we recognized revenues from sales and related costs of handsets sold when title passed to the customer.

      We have accounted for the adoption of SAB 101 as a change in accounting principle effective January 1, 2000, and therefore have not restated the 1999 or 1998 financial statements for the change in accounting policies related to our revenues from handset sales and cost of handset sales. This accounting change has no impact on net loss, loss attributable to common stockholders or loss per share attributable to common stockholders for any period. For all periods presented, we have reclassified digital handset and accessory sales to operating revenues and the related costs of digital handset and accessory sales to cost of revenues. We had previously classified these amounts within selling, general and administrative expense.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.  Summary of Operations and Significant Accounting Policies — (Continued)

      As of December 31, 2000, we have recorded $49.6 million of deferred handset revenues as a liability, of which $22.7 million is classified as current, and an equal amount of deferred cost of handset sales as an asset. During the year ended December 31, 2000, we recognized $16.0 million of operating revenues and an equal amount of cost of revenues attributable to handset sales previously reported in periods prior to 2000. Unaudited quarterly results for 2000 are presented below to show the effect of the change in accounting principle.

	For the three months ended

	March 31, 2000		June 30, 2000		September 30, 2000

	As reported	As restated	As reported	As restated	As reported	As restated

	(in thousands)

Operating revenues	$47,175	$51,575	$63,625	$68,606	$86,358	$91,784

Operating expenses

Cost of revenues	13,962	31,056	15,690	36,624	22,417	49,404

Selling, general and administrative	67,260	54,566	81,390	65,437	96,765	75,204

Depreciation and amortization	32,501	32,501	32,682	32,682	37,237	37,237

Operating loss	$(66,548)	$(66,548)	$(66,137)	$(66,137)	$(70,061)	$(70,061)

      Had we adopted SAB 101 effective January 1, 1998, operating revenues would have been $117.0 million for the year ended December 31, 1999 and $46.6 million for the year ended December 31, 1998. Cost of revenues would have been $88.9 million for the year ended December 31, 1999 and $35.9 million for the year ended December 31, 1998.

      Some items addressed in SAB 101, such as multiple element revenue arrangements, are currently under discussion and consensus on the accounting guidance has not been reached. Accordingly, we will continue to follow the discussions and evaluate the potential impact of the accounting guidance on our financial position and results of operations.

      In July 2000, the Emerging Issues Task Force reached a consensus on EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” which addresses whether a company should recognize revenue based on the gross amount billed to the customer because it has earned revenue from the sale of the goods or services or whether the company should recognize revenue based on the net amount retained because, in substance, it has earned a commission. In September 2000, the Emerging Issues Task Force reached a consensus on EITF Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” which addresses the statement of operations classification of shipping and handling fees billed to customers and shipping and handling costs incurred by companies that sell goods. The adoption of EITF Issues No. 99-19 and No. 00-10 in the fourth quarter of 2000 did not have a material impact on our financial position or results of operations.

      Stock-based Compensation. We account for stock-based compensation for employees in accordance with Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation.” Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the measurement date, between the fair value of the common stock and the relevant exercise price. We account for stock-based compensation to non-employees in accordance with the provisions of SFAS No. 123 and other applicable accounting principles.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.  Summary of Operations and Significant Accounting Policies — (Continued)

      In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25,” which clarifies the application of APB Opinion No. 25 for some issues, including:

•	the definition of an employee for purposes of applying APB Opinion No. 25;

•	the criteria for determining whether a plan qualifies as a noncompensatory plan;

•	the accounting consequences of various modifications to the terms of a previously fixed stock option or award; and

•	the accounting for an exchange of stock compensation awards in a business combination.

Interpretation No. 44 became effective July 1, 2000, but some of the conclusions cover specific events that occurred before its effectiveness. The adoption of this guidance did not have a material impact on our financial position or results of operations.

      Advertising Costs. Costs related to advertising and other promotional expenditures are expensed as incurred. Advertising costs totaled about $31.1 million during 2000, $23.3 million during 1999 and $20.5 million during 1998.

      Income Taxes. Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits is considered to be more likely than not. Our financial results are included in the consolidated tax return of Nextel Communications; however, our income tax accounts are stated as if our U.S. companies filed separate returns, which is consistent with our tax sharing agreement with Nextel Communications.

      Loss per Share Attributable to Common Stockholders, Basic and Diluted. Basic loss per share attributable to common stockholders includes no dilution and is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share attributable to common stockholders reflects the potential dilution of securities that could share in the earnings of an entity. As presented, our basic and diluted loss per share attributable to common stockholders is based on the weighted average number of common shares outstanding during the period and does not include other potential common shares, including shares issuable upon exercise of options, warrants or conversion rights, since their effect would be antidilutive to our losses. Our weighted average number of common shares outstanding reflects the effect of the 4-for-1 and 3-for-2 common stock splits described in note 10.

      Reclassifications. We have reclassified some prior period amounts to conform to our current year presentation.

      Concentrations of Risk. Substantially all of our revenues are generated from our operations located in Brazil, Argentina, Mexico, and Peru. Regulatory entities in each country regulate the licensing, construction, acquisition, ownership and operation of our digital mobile networks, and certain other aspects of our business, including the rates we charge our customers. Changes in the current telecommunications statutes or regulations in any of these countries could adversely affect our business. In addition, as of December 31, 2000, about $2,302.3 million of our assets are located in Brazil, Argentina, Mexico, Peru and the Philippines. Political and economic developments in any of these countries could impact the recoverability of our assets.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.  Summary of Operations and Significant Accounting Policies — (Continued)

      Motorola is currently our sole source for the digital network equipment and handsets used throughout our markets. If Motorola fails to deliver necessary technology improvements and enhancements and system infrastructure equipment and handsets on a timely, cost-effective basis, we may not be able to service our existing customers or add new customers. We expect to rely principally on Motorola or its licensees for the manufacture of our handset equipment and a substantial portion of the equipment necessary to construct, enhance and maintain our digital mobile network for the next several years.

      New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that all derivatives be recognized on our balance sheet as either assets or liabilities and measured at fair value. Additionally, it requires that changes in the derivative instrument’s fair value be recognized in our statement of operations unless specific hedge accounting criteria are met. Effective January 1, 2001, we applied SFAS No. 133 to all derivative instruments, and, with respect to derivative instruments embedded in other contracts, we applied SFAS No. 133 to all contracts issued, acquired or substantively modified after December 31, 1998. The adoption of SFAS No. 133 did not have a material impact on our financial position or results of operations.

      In May 2000, the Emerging Issues Task Force reached a consensus on EITF Issue No. 00-14, “Accounting for Certain Sales Incentives,” which addresses the recognition, measurement and statement of operations classification for sales incentives offered voluntarily by vendors, without cost to consumers, as a result of a single exchange transaction. We are required to and will adopt EITF Issue No. 00-14 in the second quarter of 2001. Based upon our analysis to date, we do not believe that the implementation of this consensus will have a material impact on our financial position or results of operations.

2.  Significant Business Combinations and Investments

      We refer to our managed operating companies with reference to the countries in which they operate, such as Nextel Brazil, Nextel Argentina, Nextel Mexico, Nextel Peru and Nextel Philippines. As a result of the acquisitions described below, we own 100% of our operating companies in Latin America. Each of these acquisitions was accounted for under the purchase method.

      Nextel Brazil. On January 30, 1997, we purchased 81.0% of the outstanding capital stock of McCaw International (Brazil), Ltd. from Telcom Ventures, LLC and various affiliated and unaffiliated investors. McCaw International (Brazil) owned, through Nextel S.A., a 95.0% ownership interest in Nextel Brazil. Under a shareholders agreement among the stockholders of McCaw International (Brazil) dated January 29, 1997, the minority stockholders, acting through Telcom Ventures, had the right to defer until April 29, 1999 the contribution of their pro rata share of any capital contributions that we made to McCaw International (Brazil) up to that date without suffering any dilution of their ownership interest or right to receive dividends and other cash or noncash distributions. The minority stockholders ultimately did not make these capital contributions by April 29, 1999 in accordance with the relevant terms of this shareholders agreement, which resulted in the proportionate dilution of their equity interest in McCaw International (Brazil). Consequently, our capital contributions to McCaw International (Brazil) increased our ownership interest in McCaw International (Brazil) to about 92.0% of contributed capital and diluted the ownership interest of the minority stockholders in McCaw International (Brazil) to about 8.0% of contributed capital. The capital contributions, in turn, increased our ownership in Nextel Brazil, through Nextel S.A., to about 87.7%. Telcom Ventures, in its individual capacity as a member of the group of

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  Significant Business Combinations and Investments — (Continued)

minority stockholders, disputed the resulting reduction in its ownership interest in McCaw International (Brazil). On August 16, 1999, we and McCaw International (Brazil) filed a Motion for Judgment in the Circuit Court for the City of Alexandria, Virginia, against Telcom Ventures, seeking a declaration from the court that the minority stockholders’ option to make their pro rata share of capital contributions was not properly exercised.

      In May 2000, we purchased all of the equity interests of Motorola International Development Corporation, an indirect wholly owned subsidiary of Motorola, in McCaw International (Brazil) for an aggregate purchase price of about $31.1 million in cash. This purchase increased our ownership of Nextel Brazil from about 87.7% to about 92.0%.

      In July 2000, we entered into a purchase, release and settlement agreement with Telcom Ventures. Under that agreement, on August 4, 2000, we made a cash payment to Telcom Ventures totaling $146.0 million, received all of the equity interests held by Telcom Ventures in McCaw International (Brazil) and exchanged mutual releases with Telcom Ventures. In addition, all pending court disputes between us and Telcom Ventures were permanently dismissed. As a result, we increased our ownership interest in both Nextel Brazil and its parent to 100.0%. Additionally, all rights of Telcom Ventures in McCaw International (Brazil), including their rights to put their equity interests to us beginning in October 2001, were terminated.

      Nextel Mexico. During 2000, Nextel Mexico entered into a number of transactions to help consolidate and significantly expand our spectrum position in Mexico in key cities in which we currently operate, as well as in new service areas. As of December 31, 2000, about $135.2 million of these purchases had been completed, including a refundable payment of about $16.6 million in value-added tax payments, and about $24.5 million were subject to conditions, including regulatory approvals that could delay or prevent them from taking place. One of the purchases in the amount of about $19.0 million subsequently closed in January 2001, of which about $18.1 million has been paid.

      Nextel Argentina. On January 30, 1998, we acquired a 50.0% interest in Nextel Argentina from Wireless Ventures of Argentina, L.L.C. for a purchase price of $46.0 million in cash. As a result of the purchase, our effective ownership interest in Nextel Argentina increased from 50.0% to 100.0%. We began consolidating the accounts of Nextel Argentina on February 1, 1998. Before January 30, 1998, we accounted for our 50.0% investment in Nextel Argentina under the equity method of accounting.

      Nextel Peru. On January 29, 1998, we acquired a 70.1% interest in Nextel Peru for $27.9 million. At that time, Motorola International held a 19.9% interest in Nextel Peru.

      On October 30, 1998, we exercised an option to sell about 10.0% of our shares of Nextel Peru to Motorola International for about $6.0 million. Additionally, as a result of the decision of the other minority stockholder of Nextel Peru not to contribute its pro rata share of capital contributions to Nextel Peru during 1998 and 1999, such stockholder’s equity interest in Nextel Peru was diluted, and ours and Motorola International’s equity interests in Nextel Peru were increased. Immediately following the closing of that transaction, and giving effect to the dilution of the equity interest of the other minority stockholder during 1998, we held about 62.1% and Motorola International held about 30.9% of Nextel Peru. As of December 31, 1999, and giving effect to the further dilution of the equity interest of the other minority shareholder during 1999 and additional capital contributions that we made, we and Motorola International held about 63.5% and 30.6%, respectively, of the outstanding shares of Nextel Peru.

      In May 2000, we purchased another stockholder’s interest in Nextel Peru for about $2.8 million in cash and increased our ownership interest from about 63.5% to about 69.4%. Also in May 2000, we

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  Significant Business Combinations and Investments — (Continued)

purchased all of the equity interests of Motorola International in Nextel Peru. This purchase increased our ownership from about 69.4% to 100.0%. We paid Motorola International an aggregate purchase price of about $30.0 million in cash for the acquisition.

      In August 2000, we purchased from Cordillera Communications Corporation all of its equity ownership in several specialized mobile radio companies in Peru. At closing, we paid $20.0 million of the total purchase price of about $36.5 million. The remaining $16.5 million, plus accrued interest at a rate of 8.0% per year, is due on August 31, 2001.

      Chilean Operating Companies. In May 2000, we purchased three Chilean specialized mobile radio companies from Motorola International. We paid Motorola International an aggregate purchase price of about $16.6 million in cash for the acquisition.

      In August 2000, we purchased from Cordillera Communications Corporation all of its equity ownership in several specialized mobile radio companies in Chile. At closing, we paid $6.0 million of the total purchase price of about $30.0 million. The remaining $24.0 million, plus accrued interest at a rate of 8.0% per year, will be paid within the next two years, subject to reduction by up to $14.0 million if we are unable to obtain, on or before August 2002, the regulatory relief necessary to provide integrated digital mobile services in Chile.

      In August 2000, we entered into an agreement with Gallyas S.A. and its affiliates to acquire specialized mobile radio channels in Chile. The purchase price for the acquisition is payable partially in cash of up to $8.1 million, of which $0.3 million has been paid, and partially in shares of a new Chilean company which will hold our Chilean operations. Completion of the acquisition is subject to, among other things, receipt of the regulatory relief necessary for us to provide integrated digital mobile services in Chile and regulatory approval of the transfer of the channels to us.

      Nextel Philippines. In 1996, we acquired a 30.0% interest in Nextel Philippines. On August 21, 1998, Gamboa Holdings, Inc., which is 60.0% owned by ACCRA Investments Corporation, a corporation organized under the laws of the Philippines and owned by Philippine nationals, referred to as ACCRAIN, and 40.0% owned by one of our indirect subsidiaries, purchased 20.0% of Nextel Philippines for $9.0 million.

      Funds used by Gamboa Holdings to consummate the acquisition of the 20.0% of Nextel Philippines were derived from equity contributions by shareholders of Gamboa Holdings and proceeds of loans made by a lending institution. These loans to Gamboa Holdings and to ACCRAIN are secured by our cash collateral deposits in the amount of the loans and a pledge of Gamboa Holdings’ shares of Nextel Philippines. As a result of Gamboa Holdings’ acquisition of 20.0% of Nextel Philippines, our aggregate equity interest in Nextel Philippines, which includes our direct and indirect holdings, increased from about 30.0% to about 38.0%.

      In July 2000, we increased our direct and indirect ownership interests in Nextel Philippines from about 38.0% to about 51.1% by purchasing some of the minority owners’ equity interests for about $9.8 million. As a result of this transaction, we began consolidating Nextel Philippines late in the third quarter of 2000. Prior to July 2000, we accounted for this investment using the equity method. On January 18, 2001, we increased our direct and indirect ownership interest in our Philippine operating company from about 51.1% to about 59.1% by purchasing additional minority owners’ equity interests for about $3.7 million.

      Under an agreement dated August 21, 1998 between our indirect wholly owned subsidiary and ACCRAIN, ACCRAIN granted us a call right on its shares in Gamboa Holdings, exercisable at any time,

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  Significant Business Combinations and Investments — (Continued)

provided that the actual purchaser of the shares is either us or a qualified purchaser in accordance with applicable Philippine foreign corporate ownership rules. Upon expiration of the agreement, ACCRAIN may put to us, or any of our qualified designees, its shares in Gamboa Holdings for about $8.0 million. This agreement has been extended until August 2001.

      Acquisitions. The total purchase price and net assets acquired for our acquisitions completed during 2000 and 1998 are presented below. There were no significant acquisitions completed during 1999. As the purchase price for some of the acquisitions in 2000 has been allocated on a preliminary basis, further adjustments may be necessary. The direct cost of acquisitions and net assets acquired during 2000 include the effect of the consolidation of Nextel Philippines, which was previously accounted for under the equity method.

	2000	1998

	(in thousands)

Direct cost of acquisitions	$504,542	$106,125

Net assets acquired:

Working capital, net	$3,280	$(2,068)

Property, plant and equipment	68,030	41,386

Intangible assets	502,846	73,029

Other assets	5,628	4,943

Minority interest	24,956	(3,386)

Deferred income taxes	(100,198)	(7,779)

	$504,542	$106,125

      Pro forma Information. The following summarized pro forma (unaudited) information is for the years ended December 31, 2000 and 1999 and assumes that the business combinations and transactions associated with our operating companies in Brazil, Mexico, Peru, Chile and the Philippines had occurred on January 1, 1999, and reflects adjustments for the recognition of the minority ownership interests and the amortization of licenses and customer lists.

	2000	1999

	(in thousands, except
	per share amounts)

Operating revenues	$347,127	$145,181

Loss attributable to common stockholders	$(524,294)	$(601,960)

Loss per share attributable to common stockholders, basic and diluted	$(2.11)	$(2.74)

Weighted average number of common shares outstanding	248,453	219,539

      The pro forma information is not necessarily indicative of the results that would actually have occurred had the transactions been consummated on the dates indicated, nor are they necessarily indicative of our future operating results.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.  Investments

	December 31,

	2000	1999

	(in thousands)

Investments in affiliates - equity method, at cost less equity in net losses of $0 and $46,129	$—	$125,196

Marketable equity securities available-for-sale	355,334	287,851

Nonmarketable equity securities, at cost	884	15,924

Warrant	1,392	—

	$357,610	$428,971

      Our percentage ownership for each of our material investments is as follows:

	Effective
	Ownership
	December 31,

	2000	1999

Equity Method Investments

Nextel Communications Philippines, Inc. (note 2)	—	38.0%

NEXNET Co., Ltd.	32.1%	21.0%

Marketable Equity Securities

TELUS Corporation	4.8%	—

Clearnet Communications, Inc.	—	14.5%

Nonmarketable Equity Securities

Shanghai CCT McCaw Telecommunications Systems Co., Ltd.	—	12.1%

      Japan. In March 1998, we purchased a 21.0% equity interest in NEXNET, a wireless communications services provider in Japan, for a purchase price of $0.6 million. We also loaned NEXNET $31.5 million. DJSMR Business Partnership, a Japanese partnership in which an affiliate of Motorola is the majority partner, holds a 49.0% equity interest in NEXNET.

      In March 2000, Nichimen Corporation declined to make a required capital contribution and, as a result, transferred some of its shares of NEXNET to the contributing stockholders, including us. Additionally, on March 30, 2000, we purchased from Nichimen additional shares for about $0.4 million in cash. As a result of these share acquisitions, our equity ownership interest in NEXNET increased from about 21.0% to about 32.1%.

      During the third quarter of 2000, we engaged an outside consultant to advise us on how to maximize the value of our investment in NEXNET. The findings of this review were presented to us in December 2000. The review concluded, among other things, that a fundamental change was required in the specialized mobile radio regulatory framework and in NEXNET’s deployment of specialized mobile radio technology in the 1.5 GHz spectrum band. These changes were deemed necessary given the competitive landscape in the Japanese wireless market. During December 2000, we held several meetings with the regulatory entities in conjunction with the Japan Mobile Telecommunication — System Association. As a result of these meetings, we determined that the required regulatory changes could not be effected in a timely manner and that the network buildout under the existing specialized mobile radio technology would be costly and inefficient. As a result, we notified NEXNET that we were exercising our rights under the shareholders agreement and the credit agreement, to which we are a party, by declining to honor NEXNET’s request for additional funding made December 15, 2000 and any future request to advance

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.  Investments — (Continued)

funds for continued investment in the existing specialized mobile radio infrastructure in Japan. As a result, we reached the conclusion that the value of our existing investment in NEXNET is not recoverable. In light of this conclusion, we recorded a one time non-cash charge included in equity in losses of unconsolidated affiliates of about $21.0 million in the fourth quarter of 2000 that represents the write off of the entire amount of our investment, including shareholder advances, in NEXNET.

      The excess of the cost of our equity method investments over the net assets acquired was being amortized over 20 years. Amortization of this excess totaled $1.2 million during 2000, $0.8 million during 1999 and $1.2 million during 1998 and is reflected in the accompanying consolidated statements of operations within equity in losses of unconsolidated affiliates.

      Acquisition of Clearnet Communications, Inc. by TELUS Corporation. In October 2000, TELUS acquired Clearnet, a publicly traded Canadian company in which we owned an equity interest, for cash and stock. TELUS is a publicly traded Canadian telecommunications company that, before its acquisition of Clearnet, provided wireline, wireless data and internet communications services to western Canada. Under agreements among us, TELUS and Clearnet, we exchanged all of our Clearnet stock for non-voting shares of TELUS stock. We have entered into a lock-up agreement with TELUS under which we have agreed not to dispose of any of our TELUS shares before October 2001, subject to specified exceptions. In exchange for our 8.4 million shares of Clearnet stock, we received 13.7 million shares of TELUS stock, representing about 4.8% of the ownership interest in TELUS. We recorded a pre-tax gain of about $239.5 million in the fourth quarter of 2000 related to this transaction. In accordance with SFAS No. 115, the shares of TELUS stock have been recorded at their current market value in our financial statements.

      Shanghai CCT McCaw. As of December 31, 1999, we owned a 30.0% interest in Shanghai CCT McCaw Telecommunications Systems Co., Ltd., a joint venture that participated in the development of a Global System for Mobile Communications, or GSM, system in Shanghai, China through a profit sharing arrangement with China United Telecommunications Corporation, referred to as Unicom, the owner of the Shanghai GSM system. Under the profit sharing agreement, Shanghai CCT McCaw had the right to receive about 40.0% of the profits, as defined, of the Shanghai GSM system. Through our interest in Shanghai CCT McCaw, we had the right to receive about 12.1% of those profits. Foreign entities or individuals were not permitted to directly own or operate telecommunications systems in China under then current law. As a result, we did not have the right to influence the operations of the Shanghai GSM system and therefore, we accounted for this investment using the cost method. Our carrying value in our minority interest in Shanghai CCT McCaw was about $15.0 million at December 31, 1999.

      In September 1999, Unicom advised Shanghai CCT McCaw and all similarly situated investors in Unicom, that under a new policy of the Chinese government, all existing arrangements between Unicom and joint ventures in which foreign companies had invested needed to be terminated. On March 17, 2000, Shanghai CCT McCaw and Unicom executed a termination agreement setting forth the terms and conditions for the termination of the cooperation agreement with Unicom. In consideration for entering into this termination agreement, Shanghai CCT McCaw received about $61.3 million in cash, and we and the other joint venture participants received warrants in June 2000 to purchase shares of Unicom stock. We also received a reimbursement of $7.5 million for advances we previously made to Shanghai CCT McCaw. On September 29, 2000, the joint venture was formally dissolved, and we received about $9.8 million in cash, representing our pro rata equity percentage interest in the joint venture. As a result, we recorded a pre-tax gain of about $6.1 million.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Fair Value of Financial Instruments

      We have estimated the fair value of our financial instruments using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31,

	2000		1999

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

		(in thousands)

Marketable equity securities and warrant	$356,726	$356,726	$287,851	$287,851

Long-term debt, including current portion	2,519,283	2,043,935	1,548,496	1,428,790

      Cash and Cash Equivalents, Accounts Receivable, Accounts Payable, Accrued Expenses, Accrued Interest, and Due to Related Parties. The carrying amounts of these items are a reasonable estimate of their fair value.

      Marketable Equity Securities and Warrant. We estimate the fair value of these securities based on quoted market prices. The fair value of our warrant to purchase shares of Unicom stock is estimated using the Black-Scholes option-pricing model. At December 31, 2000 and 1999, marketable equity securities and warrant included within investments consist of the following:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gain	Loss	Fair Value

	(in thousands)

2000

Available-for-sale equity securities and warrant	$353,863	$5,137	$(2,274)	$356,726

1999

Available-for-sale equity securities	103,725	184,126	—	287,851

      Nonmarketable Equity Securities. It is not practicable to value our cost method investments because quoted market prices are not available.

      Long-term Debt. The fair value of our long-term debt is based on quoted market prices for the senior notes. Carrying value approximates fair value for our bank and vendor credit facilities, as interest rates are reset periodically. (See note 7).

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.  Property, Plant and Equipment

	December 31,

	2000	1999

	(in thousands)

Land	$3,086	$1,583

Leasehold improvements	25,171	14,483

Network equipment	668,871	442,013

Office equipment, furniture and fixtures, and other	145,090	92,003

Less accumulated depreciation and amortization	(194,201)	(95,449)

	648,017	454,633

Construction in progress	422,110	84,822

	$1,070,127	$539,455

6.  Intangible Assets

	December 31,

	2000	1999

	(in thousands)

Licenses	$802,558	$415,050

Goodwill	198,090	99,083

Debt financing costs, net	41,353	27,396

Customer lists	36,717	—

Trademark	—	1,629

	1,078,718	543,158

Less accumulated amortization	(100,578)	(61,105)

	$978,140	$482,053

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.  Long-term Debt

	December 31,

	2000	1999

	(dollars in thousands)

13.0% senior redeemable discount notes due 2007, net of unamortized discount of $155,791 and $252,323	$795,672	$699,140

12.125% senior serial redeemable discount notes due 2008, net of unamortized discount of $172,237 and $234,280	557,763	495,720

12.75% senior serial redeemable notes due 2010, net of unamortized discount of $8,765	641,235	—

International Motorola Equipment Financing Facility, interest payable semiannually at an adjusted rate calculated on 2.5% over the U.S. prime rate or 5.0% over LIBOR (11.17% to 11.93% — 2000; 10.5% to 11% — 1999)	225,000	139,146

International Motorola Incremental Equipment Financing Facility, interest payable quarterly at an adjusted rate calculated on 2.5% over the U.S. prime rate or 5.0% over LIBOR (12.00% — 2000)	56,650	—

Brazil Motorola Equipment Financing Facility, interest payable semiannually at an adjusted rate calculated on 2.5% over the U.S. prime rate or 4.63% over LIBOR (10.80% to 11.56% — 2000; 10.28% — 1999)	100,000	103,757

Argentina Credit Facility, interest payable quarterly at adjustable rates calculated either on the Adjusted Base Rate (ABR) or the Eurodollar rate (11.69% — 2000; 8.13% to 9.0% — 1999)	94,445	100,000

Motorola Argentina Incremental Facility, interest payable quarterly at adjusted rates calculated either on the ABR or the Eurodollar rate (11.69% — 2000; 10.5% to 12.25% — 1999)	47,222	8,330

Other	1,296	2,403

	2,519,283	1,548,496

Less current portion	(34,149)	(33,739)

	$2,485,134	$1,514,757

Senior Redeemable Notes

      13.0% senior redeemable discount notes due 2007. In March 1997, we completed the sale of 951,463 units, generating $482.0 million in net proceeds. Each unit was comprised of a 13.0% senior discount note due 2007 with a principal due at maturity of $1,000 and one warrant to purchase about 2.3 shares of our class B common stock at an exercise price of $1.67 per share. The warrants expire April 15, 2007. Cash interest on the 13.0% senior discount notes does not accrue until April 15, 2002, and then is payable semiannually beginning October 15, 2002 at a rate of 13.0% per year. We may choose to redeem some or all of these notes, starting April 15, 2002 at an initial redemption price of 106.5% of their accreted value plus accrued and unpaid interest. Upon a change in control, as defined in the indenture for these notes, we must make an offer to repurchase all of the outstanding 13.0% senior discount notes at 101.0% of their accreted value on the date of purchase, plus accrued and unpaid interest, if any, to the date of repurchase. The notes are senior unsecured indebtedness and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness.

      12.125% senior serial redeemable discount notes due 2008. In March 1998, we completed the sale of $730.0 million in principal amount at maturity of our 12.125% senior serial redeemable discount notes due 2008, generating about $387.0 million in net cash proceeds. Cash interest will not accrue before

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.  Long-term Debt — (Continued)

April 15, 2003, and will be payable semiannually beginning October 15, 2003 at a rate of 12.125% per year. We may choose to redeem some or all of these notes starting April 15, 2003 at an initial redemption price of 106.063% of their accreted value, plus accrued and unpaid interest. Before April 15, 2001, we may choose to redeem up to 35.0% of the accreted value of these notes using the proceeds of one or more sales of qualified equity securities at a redemption price of 112.125% of their accreted value on the date of redemption, plus accrued interest. Upon a change of control, as defined in the indenture for these notes, we must make an offer to repurchase all of the outstanding 12.125% senior serial redeemable discount notes at 101.0% of their accreted value on the date of purchase, plus accrued and unpaid interest, if any, to the date of repurchase. The notes are senior unsecured indebtedness of ours and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness.

      12.75% senior serial redeemable notes due 2010. In August 2000, we completed the sale of $650.0 million aggregate principal amount of our 12.75% senior serial redeemable notes due 2010, generating about $623.8 million in net cash proceeds. Cash interest is payable semiannually beginning February 1, 2001 at a rate of 12.75% per year. We may choose to redeem some or all of these notes starting August 1, 2005 at an initial redemption price of 106.375% of the aggregate principal amount of these notes, plus accrued and unpaid interest. Before August 1, 2003, we may choose to redeem up to 35.0% of the aggregate principal amount of these notes using the proceeds of one or more sales of qualified equity securities at 112.75% of their principal amount, plus accrued interest. Upon a change of control, as defined in the indenture for these notes, we must make an offer to repurchase all of the outstanding 12.75% senior serial redeemable notes at 101.0% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase. The notes are senior unsecured indebtedness and rank equal in right of payment with all our other unsubordinated unsecured indebtedness.

Bank and Vendor Credit Facilities

      As of December 31, 2000, there were no amounts available for borrowing under our bank and vendor credit facilities.

      International Motorola Equipment Financing Facility. In February 1999, we entered into an equipment financing facility with Motorola Credit Corporation providing for $225.0 million of secured term loans primarily used to finance the cost of qualifying purchases of digital mobile network equipment and related services. As permitted by this facility, we used a portion of the available funds to repay all our previously outstanding long-term debt of our Philippine operating company. Our operating companies in Mexico, Peru, the Philippines and Japan were eligible borrowers under this facility. This facility was subsequently amended on February 19, 2001 to, among other things, limit eligible borrowers under the facility to our operating companies in Mexico, Peru and the Philippines. Amounts borrowed under this facility were originally payable in eight equal semiannual installments beginning June 30, 2001 and maturing December 31, 2004. The February 19, 2001 amendment defers repayment until December 31, 2002 and extends the maturity to June 30, 2006. This facility is secured by, among other things, a pledge of our equity interests in the eligible borrowers, NEXNET and the related holding companies, as well as a pledge by some of the minority stockholders of their equity interests in our Philippine and Japanese operating companies.

      In March 2000, we and Motorola Credit entered into an amendment to the International Motorola Equipment Financing Facility, which, among other things, eliminated issues related to financial covenant compliance as of December 31, 1999 and addressed cure mechanisms for any future financial covenant compliance issues. This facility was also amended in July 2000 to permit the offering of the 12.75% senior serial redeemable notes. As of December 31, 2000 we are in full compliance with all financial covenants contained in the facility, as amended.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.  Long-term Debt — (Continued)

      International Motorola Incremental Equipment Financing Facility. In December 1999, we entered into an agreement with Motorola Credit under which Motorola Credit committed to provide up to $56.6 million in incremental term loans to us. In January 2000, we borrowed the full $56.6 million available under this facility to acquire infrastructure equipment and related services from Motorola. We and Motorola Credit entered into an amendment to this facility on February 19, 2001 under which amounts borrowed under this facility mature June 30, 2003. Before this amendment, loans under this facility were to mature December 31, 2001. Loans under this facility are secured by a pledge of all of our shares of stock of TELUS (See note 3). This facility contains restrictive covenants similar to those contained in our equipment financing facility from Motorola Credit. In addition, this facility requires us to meet specified financial tests and ratios, including a maximum leverage ratio and minimum EBITDA. No breach of the minimum EBITDA or the minimum adjusted EBITDA covenants will constitute an event of default under the agreement if, as of the end of the quarter in which the breach occurred, we exceed a pre-determined minimum number of subscribers. As of December 31, 2000 we are in full compliance with all financial covenants contained in the facility, as amended.

      Brazil Motorola Equipment Financing Facility. In October 1997, McCaw International (Brazil), the holding company through which we hold our Brazilian operations, and Motorola Credit entered into an equipment financing agreement under which Motorola Credit agreed to provide up to $125.0 million in multi-draw term loans to McCaw International (Brazil). Loans made were used to acquire infrastructure equipment and related services from Motorola. The financing advanced under this agreement was originally repayable in U.S. dollars in semiannual installments over 42 months beginning June 30, 2000. McCaw International (Brazil) and Motorola Credit entered into an amendment to this agreement on February 19, 2001, which permits installments due after that date to be repaid beginning December 31, 2002, with final payment due on June 30, 2005. The loans made under this agreement are secured by a first priority lien on substantially all of McCaw International (Brazil)’s assets, a pledge of all of the stock of McCaw International (Brazil) and its subsidiaries, and our guarantee of the obligations.

      This financing agreement contains restrictive covenants which impose restrictions on the ability of McCaw International (Brazil) to undertake some activities. In addition, the financing agreement requires McCaw International (Brazil) to maintain specified financial ratios and meet other tests, including a minimum fixed charge coverage ratio, a maximum leverage ratio, minimum recurring revenues, minimum EBITDA, minimum subscribers and minimum additional paid-in capital. At December 31, 2000, McCaw International (Brazil) is in full compliance with all financial covenants contained in the facility, as amended.

      Argentina Credit Facility. In February 1998, our Argentine operating company entered into a credit facility which, as amended, provides up to $100.0 million in term loans. Loans under this facility bear interest at a rate equal to, at our option, either the ABR plus 4.0%, where ABR is the highest of the U.S. prime rate, the base CD rate plus 1.0% or the federal funds rate plus 0.5%, or the Eurodollar rate plus 5.0% where the Eurodollar rate is LIBOR multiplied by the statutory reserve rate. Loans under this facility are repayable in quarterly installments from September 30, 2000 through March 31, 2003. The first nine installments are equal to 1/18 of the September 30, 2000 outstanding balance and the final installment will be in an amount equal to the remaining balance. Borrowings under this facility are secured by a pledge of stock of, and a first priority lien on the assets of, Nextel Argentina. The facility also requires Nextel Argentina to meet financial and operating ratios.

      In May 1999, Nextel Argentina and the lenders under the Argentina credit facility amended the facility to modify several financial covenants. As a condition to the effectiveness of those amendments, we

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.  Long-term Debt — (Continued)

entered into capital subscription agreements under which we contributed equity of $84.1 million to Nextel Argentina during 1999.

      In June 2000, in conformity with our business plan, Nextel Argentina and the lenders under the credit facility amended the facility to modify several financial covenants. As a condition to the effectiveness of those amendments, we amended the capital subscription agreement, which requires us to contribute equity totaling $218.0 million through 2000, $328.0 million through 2001 and $445.0 million through 2002, all subject to adjustment in case of specified events. As of December 31, 2000, we had contributed the $218.0 million cumulative equity contributions required through 2000.

      The credit facility contains restrictive covenants which impose restrictions on the ability of Nextel Argentina to undertake some activities. In addition, the credit facility requires Nextel Argentina to maintain specified financial ratios and meet other tests, including a minimum interest coverage ratio, maximum capital expenditures, a maximum leverage ratio, minimum revenues, minimum subscribers and minimum additional equity contributions. At December 31, 2000, Nextel Argentina is in full compliance with all financial covenants contained in the facility, as amended.

      Motorola Argentina Incremental Facility. In May 1999, and concurrent with the then current modification of the Argentina credit facility, Motorola Credit agreed to provide up to $50.0 million in loans to Nextel Argentina as incremental term loans under the Argentina credit facility for purchase from Motorola of qualifying network equipment and related services.

      For the years subsequent to December 31, 2000, annual maturities of long-term obligations are as follows (in thousands):

2001	$34,149

2002	74,438

2003	219,151

2004	93,750

2005	75,000

Thereafter	2,359,588

2,856,076

Less unamortized discount	(336,793)

$2,519,283

8.  Income Taxes

      The components of the income tax (provision) benefit were as follows:

	Year ended December 31,

	2000	1999	1998

	(in thousands)

Current:

Federal	$(62,484)	$—	$—

State	(9,163)	—	—

Foreign	(2,518)	(3,247)	—

Deferred:

Foreign	5,956	3,264	22,358

Income tax (provision) benefit	$(68,209)	$17	$22,358

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.  Income Taxes — (Continued)

      Our income tax benefit reconciles to the amount computed by applying the U.S. statutory rate to loss before income tax (provision) benefit as follows:

	Year ended December 31,

	2000	1999	1998

	(in thousands)

Income tax benefit at statutory rate	$122,150	$182,057	$88,180

State taxes (net of federal benefit)	(455)	—	—

Foreign taxes	(2,352)	—	—

Nonconsolidated subsidiary adjustments	(11,508)	(11,014)	(4,268)

High yield discount obligations	(3,985)	(3,486)	(2,912)

Increase in valuation allowance	(154,970)	(150,470)	(66,207)

Other	(17,089)	(17,070)	7,565

	$(68,209)	$17	$22,358

      Deferred tax assets and liabilities consist of the following:

	December 31,

	2000	1999

	(in thousands)

Deferred tax assets:

Operating loss carryforwards	$234,958	$157,863

Deferred interest	149,696	82,533

Other	31,060	18,969

	415,714	259,365

Valuation allowance	(395,272)	(243,228)

	20,442	16,137

Deferred tax liabilities:

Intangible assets	186,133	90,607

Unrealized gain on investment	4,095	64,444

Other	4,392	3,029

	194,620	158,080

Net deferred tax liability	$174,178	$141,943

      At December 31, 2000, we had about $45.8 million of net operating loss carryforwards for U.S. federal income tax purposes that expire beginning in 2018.

      As a result of the exchange of our stock in Clearnet for stock in TELUS and the terms of a tax sharing agreement that we entered into in 1997 with Nextel Communications, we estimated our tax liability to Nextel Communications to be about $85.3 million, which was satisfied by the issuance of about 853 shares of our series A exchangeable redeemable preferred stock to Nextel Communications. The difference between our actual tax liability of $65.0 million and the $85.3 million of series A preferred stock issued to Nextel Communications was used to reduce our intercompany payable to Nextel Communications.

      At December 31, 2000, net operating loss carryforwards for our foreign subsidiaries are about $127.7 million for Mexican income tax purposes, $191.9 million for Argentine income tax purposes,

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.  Income Taxes — (Continued)

$35.1 million for Philippine income tax purposes and $45.4 million for Peruvian income tax purposes. These carryforwards expire in various amounts through 2010. Additionally, our foreign subsidiaries had about $249.1 million of net operating loss carryforwards for Brazilian income tax purposes that have no expiration date and that can only be utilized up to the limit of 30.0% of taxable income for the year. Our foreign subsidiaries may be limited in their ability to use foreign tax net operating losses in any single year depending on their ability to generate sufficient taxable income.

9.  Commitments and Contingencies

      Operating Lease Commitments. We lease various cell sites and office facilities under operating leases. The remaining terms of our cell site leases range from one to five years and are generally renewable, at our option, for additional terms. The remaining terms of our office leases range from one to eight years. Total rent expense under operating leases was $25.4 million during 2000, $13.0 million during 1999 and $11.8 million during 1998.

      For years subsequent to December 31, 2000, future minimum payments for all operating lease obligations that have initial noncancelable lease terms exceeding one year, net of rental income, are as follows (in thousands):

2001	$43,379

2002	39,117

2003	32,058

2004	23,605

2005	16,797

Thereafter	5,363

$160,319

      Nextel Philippines SEC Proceedings. Immediately before the Nextel Philippines annual stockholders meeting on July 13, 1998, the Philippines Securities and Exchange Commission issued a temporary restraining order in favor of several Nextel Philippines stockholders. These stockholders requested nullification of previously adopted amendments of the bylaws of Nextel Philippines contemplated by the corporate governance provisions of agreements entered into with local stockholders of Nextel Philippines, referred to as the Philippines Partner Agreements. The temporary restraining order enjoined Nextel Philippines from implementing those bylaw amendments for a 72-hour period. The stockholders further requested that a preliminary injunction be issued with the same effect pending a trial on the merits of the validity of the bylaw amendments. On July 15, 1998, as contemplated by an agreement of Nextel Philippines and the stockholders that was confirmed by the Philippines Securities and Exchange Commission, the temporary restraining order was permitted to expire. Also, pending a trial on the merits as to the validity of the bylaw amendments, the petitioners agreed to withdraw their petition for a preliminary injunction, and Nextel Philippines agreed that the provisions of the bylaw amendments limiting veto rights in corporate governance matters only to one of our wholly-owned subsidiaries would not be implemented. In August 2000, we acquired, directly and indirectly through Emerald Investments, all of the interest of one of these stockholders in, and obtained a general release of all claims against, Nextel Philippines. In January 2001, we acquired, indirectly through Emerald Investments, an additional 8.0% of the outstanding stock in Nextel Philippines from the remaining unrelated Philippine stockholder, and we obtained a general release of all remaining claims against Nextel Philippines.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.  Commitments and Contingencies — (Continued)

      Nextel Philippines Arbitration. On October 30, 1998, under the dispute resolution provisions of the Philippines Partner Agreements, we began arbitration proceedings in Hong Kong against two of the local stockholders of Nextel Philippines. In these proceedings, we asserted that the two stockholders had failed to perform their respective contribution obligations under the Philippines Partner Agreements. We had sought equitable and legal relief, including, but not limited to, compensatory damages and injunctive relief. We have since entered into a release agreement with one of the local stockholders after acquiring its interest in Nextel Philippines.

      Motorola. On August 14, 2000, we and some of our operating companies entered into agreements with Motorola under which Motorola will provide us with infrastructure equipment and services, including installation, implementation and training. We and Motorola have also agreed to warranty and maintenance programs and specified indemnity arrangements. We have also agreed to provide Motorola with notice of our determination that Motorola’s technology is no longer suited to our needs at least six months before publicly announcing or entering into a contract to purchase equipment utilizing an alternate technology. In addition, if Motorola manufactures, or elects to manufacture, the equipment utilizing the alternate technology that we elect to deploy, we must give Motorola the opportunity to supply 50% of our infrastructure requirements for the equipment utilizing the alternate technology for three years. These agreements also contain other minimum purchase commitments that, if not met, subject us to penalties based on a percentage of the commitment shortfall. We have met our commitment for 2000 of $230.0 million. The minimum commitments for the remaining three years of the term of the agreement, which expires December 31, 2003, are $230.0 million per year.

10.  Capital Stock

      Stock Splits and Reclassification. On June 12, 2000, we increased the number of authorized shares of our common stock from 73,000,000 to 200,000,000, enabling us to complete a 4-for-1 common stock split.

      On October 23, 2000, we amended our charter to authorize 2,160,037,500 shares of capital stock, reclassified our no par value common stock into class A and class B common stock, par value $0.001 per share, and converted our outstanding common stock to class B common stock, enabling us to complete a 3-for-2 common stock split. Our authorized capital stock now consists of:

•	1,500,000,000 shares of class A common stock, par value $0.001 per share;

•	650,000,000 shares of class B common stock, par value $0.001 per share;

•	12,500 shares of series A exchangeable redeemable preferred stock, par value $10.00 per share;

•	25,000 shares of series B redeemable preferred stock, par value $10.00 per share; and

•	10,000,000 shares of undesignated preferred stock, par value $0.001 per share.

Information presented throughout these financial statements and related notes has been adjusted to reflect both the 4-for-1 common stock split and the 3-for-2 common stock split.

      Common Stock. Holders of common stock are entitled to share equally, share for share, if dividends are declared on the common stock. If common stock dividends are declared, shares of class A common stock would be distributed with respect to shares of class A common stock and shares of class B common stock would distributed with respect to shares of class B common stock. There is no provision for cumulative voting with respect to the election of directors.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.  Capital Stock — (Continued)

      In the event of a liquidation, dissolution or winding-up, the holders of class A common stock and the holders of class B common stock will be entitled to share ratably, as a single class, in all of our assets remaining after payment of our liabilities and the liquidation preferences of any preferred stock then outstanding.

      Class A Common Stock. The holders of class A common stock are entitled to one vote per share on all matters submitted for action by the stockholders.

      Class B Common Stock. The holders of class B common stock are entitled to ten votes per share on all matters submitted for action by the stockholders. Each share of class B common stock is convertible at the holder’s option, on a one-for-one basis, into an equal number of shares of class A common stock. Upon the occurrence of specified events, the shares of class B common stock automatically convert, on a one-for-one basis, into an equal number of shares of class A common stock.

      Preferred Stock Issuance and Conversion. Our series A preferred stock is issued at an original liquidation preference of $100,000 per share and thereafter, the liquidation preference on the series A preferred stock accretes at an annual rate equal to 13.625%. Except as required by law, the holders of the series A preferred stock are not entitled to receive dividends or other distributions. We have the right at any time to redeem the series A preferred stock in full (or with the consent of the holder of the affected shares of series A preferred stock, in part) at a redemption price equal to 100% of the accreted liquidation preference thereof on the redemption date. The holders of the series A preferred stock have the right under some circumstances to exchange the series A preferred stock for shares of our series B redeemable preferred stock having a liquidation preference equal to the accreted liquidation preference of the series A preferred stock so exchanged.

      The series B preferred stock into which the shares of series A preferred stock are exchangeable have an initial annual dividend rate equal to 13.625%, increasing to 18.0% on March 13, 2010. The series B preferred stock will have terms substantially similar to those of the series A preferred stock, except that the holders of the series B preferred stock have the right to elect one director to the board of directors and to the accrual of cumulative dividends, payable quarterly in cash. In addition, we may not issue shares of our series B preferred stock, except in exchange for shares of our series A preferred stock, without the consent of the holders of a majority of the outstanding shares of our series A preferred stock and our series B preferred stock, voting together as a class.

      During 1998, 988.86 shares of our series A exchangeable redeemable preferred stock were issued to a wholly owned subsidiary of Nextel Communications in exchange for an investment in Clearnet Communications, Inc. and other consideration of $8.3 million. During 1999, 2,000 shares of our series A preferred stock were issued to a wholly owned subsidiary of Nextel Communications in exchange for cash proceeds of $200.0 million.

      On April 4, 2000, we received an advance of $77.7 million from a wholly owned subsidiary of Nextel Communications. This advance was received in connection with our anticipated purchase of Motorola International’s equity interests in Nextel Peru and Nextel Brazil and the Chilean specialized mobile radio companies, as discussed in note 2. On June 2, 2000, we issued 777 shares of our series A preferred stock to a wholly owned subsidiary of Nextel Communications as repayment of this intercompany advance. Additionally, on April 7, 2000, we issued 1,500 shares of our series A preferred stock to a wholly owned subsidiary of Nextel Communications in exchange for cash proceeds of $150.0 million.

      Under a stock exchange agreement between us and the preferred stockholder, on June 12, 2000, all of the 5,266 shares of series A exchangeable redeemable preferred stock outstanding at that time were

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.  Capital Stock — (Continued)

exchanged for 49,682,088 shares of our common stock based on the accreted value of the series A preferred stock at that date of $587.9 million. Before June 12, 2000, the series A preferred stock was not exchangeable for common stock.

      On June 29, 2000, we issued an additional 2,150 shares of our series A preferred stock to a wholly owned subsidiary of Nextel Communications in exchange for cash proceeds of $215.0 million. On December 8, 2000, we issued 853 shares of our series A preferred stock to a wholly owned subsidiary of Nextel Communications to satisfy our tax liability incurred on the exchange of our stock in Clearnet for stock in TELUS to Nextel Communications and we issued 2,500 additional shares to the same subsidiary of Nextel Communications in exchange for cash proceeds of $250.0 million. Under a separate stock exchange agreement dated December 8, 2000, shares of the series A preferred stock issued as of that date, plus dividends accreted to the time of exchange, are exchangeable into shares of our class B common stock at the option of the holder of those shares of series A preferred stock at any time between June 30, 2001 and December 1, 2002.

      Common Stock Reserved for Issuance. As of December 31, 2000, we had reserved for future issuance 43,995,948 shares of our class B common stock under our employee stock option plans and 2,211,456 shares of our class B common stock for the conversion of the warrants issued in connection with the sale of our 13.0% senior serial redeemable discount notes due 2007.

11.  Employee Stock and Benefit Plans

      Nextel Communications Employee Stock Option Plan. Some of our employees participate in the Nextel Communications, Inc. Incentive Equity Plan. Generally, non-qualified stock options outstanding under this Plan:

•	are granted at prices equal to the market value of Nextel Communications’ stock on the grant date;

•	vest ratably over a four year service period; and

•	expire ten years subsequent to the award date.

      If an option holder’s employment is involuntarily terminated within one year after the effective date of a change of control of Nextel Communications, then that holder’s unvested options and other equity awards will immediately vest or otherwise become payable, subject to some limits.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  Employee Stock and Benefit Plans — (Continued)

      A summary of the activity under the Nextel Communications, Inc. Incentive Equity Plan related to our employees is as follows:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 1997	623,300	$7.56

Granted	770,020	13.19

Transferred	(109,796)	10.75

Exercised	(41,326)	7.59

Canceled	(178,836)	9.86

Outstanding, December 31, 1998	1,063,362	11.01

Granted	1,226,990	18.52

Transferred	1,082,474	10.31

Exercised	(762,668)	9.15

Canceled	(413,416)	12.87

Outstanding, December 31, 1999	2,196,742	15.04

Granted	2,117,499	61.53

Transferred	1,190,217	32.14

Exercised	(1,201,564)	12.06

Canceled	(382,720)	21.35

Outstanding, December 31, 2000	3,920,174	38.13

Exercisable, December 31, 1998	222,154	7.77

Exercisable, December 31, 1999	139,040	10.41

Exercisable, December 31, 2000	623,089	15.04

      Following is a summary of the status of employee stock options outstanding and exercisable at December 31, 2000:

	Options Outstanding			Options Exercisable

Exercise Price		Weighted Average	Weighted Average		Weighted Average
Range	Shares	Life Remaining	Exercise Price	Shares	Exercise Price

$6.75 – $11.41	371,220	6.0 years	$8.67	237,295	$8.79
13.16 – 35.13	1,611,780	7.9 years	17.10	367,544	17.03
43.50 – 69.69	1,937,174	9.1 years	61.27	18,250	56.21

	3,920,174	8.3 years	38.13	623,089	15.04

      Nextel International Employee Stock Option Plans. In June 1997, our board of directors adopted the Nextel International 1997 Employee Stock Option Plan, under which eligible employees participate. Generally, options outstanding under this plan:

•	are granted at fair value, based on periodic valuations of Nextel International in accordance with the terms of the plan;

•	vest monthly over a four year service period; and

•	expire ten years subsequent to the award date.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  Employee Stock and Benefit Plans — (Continued)

      In addition, holders of our shares of class B common stock issued upon the exercise of options under the 1997 Employee Stock Option Plan are entitled to put rights which, subject to some conditions, require us to repurchase those shares from them.

      On June 12, 2000, our board of directors ratified the Nextel International Incentive Equity Plan that was adopted by the plan administration committee on May 25, 2000. The plan provides for awards of option rights, appreciation rights, restricted shares, deferred shares and performance shares to our nonaffiliate directors, our officers, including officers who are members of our board of directors, and other key employees, consultants and advisors with respect to 30,000,000 shares of common stock. Options to purchase shares of common stock may be at prices equal to or greater than market price on the date of grant. Generally, options outstanding under this plan vest over a four year service period and expire ten years subsequent to the award. If an option holder’s employment is involuntarily terminated within one year after the effective date of a defined change of control of Nextel International, then that holder’s unvested options and other equity awards under this plan will immediately vest or otherwise become payable, subject to some limits.

      A summary of the activity under our plans is as follows:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 1997	9,546,000	$1.67

Granted	2,175,000	10.47

Exercised	(142,074)	1.67

Canceled	(1,070,574)	3.40

Outstanding, December 31, 1998	10,508,352	3.31

Granted	4,701,000	3.99

Exercised	(1,197,780)	1.67

Canceled	(2,121,558)	5.26

Outstanding, December 31, 1999	11,890,014	3.39

Granted	11,952,750	10.85

Exercised	(1,014,198)	1.70

Canceled	(144,939)	6.78

Outstanding, December 31, 2000	22,683,627	7.35

Exercisable, December 31, 1998	6,392,538	2.19

Exercisable, December 31, 1999	6,981,264	2.51

Exercisable, December 31, 2000	8,065,443	3.06

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  Employee Stock and Benefit Plans — (Continued)

      Following is a summary of the status of stock options outstanding and exercisable at December 31, 2000:

	Options Outstanding			Options Exercisable

Exercise		Weighted Average	Weighted Average		Weighted Average
Price	Shares	Life Remaining	Exercise Price	Shares	Exercise Price

$1.67	5,304,877	6.6 years	$1.67	5,248,559	$1.67
4.01	5,970,000	8.6 years	4.01	2,144,519	4.01
10.96	1,022,000	7.6 years	10.96	672,365	10.96
11.83	10,386,750	9.4 years	11.83	—	—

	22,683,627			8,065,443

	Weighted	Weighted
	Average	Average
	Exercise	Fair
	Price of	Value of
	Options	Options
	Granted	Granted

Options granted during 2000 with exercise price equal to fair value	$11.83	$6.45

Options granted during 2000 with exercise price less than fair value	4.01	4.32

      Fair Value Disclosures. The fair value of each Nextel International and Nextel Communications option grant is estimated on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following assumptions:

	2000	1999	1998

Expected stock price volatility	51 – 57%	51%	51%

Risk-free interest rate	6.10 – 6.84%	5.67 – 5.93%	5.01 – 5.08%

Expected life in years	5	5	8

Expected dividend yield	0.00%	0.00%	0.00%

      The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models such as the Black-Scholes model require the input of highly subjective assumptions, including the expected stock price volatility. Because the Nextel International and Nextel Communications stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, we believe that the existing models do not necessarily provide a reliable single measure of the fair value of the stock options. The weighted average estimated fair value of the stock options granted during 2000 was $10.11, during 1999 was $2.04 and during 1998 was $2.05.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  Employee Stock and Benefit Plans — (Continued)

      Consistent with the provisions of SFAS No. 123, had compensation costs been determined based on the fair value of the awards granted since 1997, our loss and loss per common share attributable to common stockholders would have been as follows:

	2000	1999	1998

	(in thousands, except share amounts)

Loss attributable to common stockholders:

As reported	$(478,540)	$(520,146)	$(237,135)

Pro forma	$(510,632)	$(529,920)	$(243,376)

Loss per common share attributable to common stockholders, basic and diluted:

As reported	$(1.93)	$(2.37)	$(1.08)

Pro forma	$(2.06)	$(2.42)	$(1.11)

      Generally, our stock options are non-transferable (except to family members or by will, as provided for in our plans), and the actual value of the stock options that an employee may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price. We have based our assumptions for stock price volatility on the historical variance of weekly closing prices of Nextel Communications’ class A common stock.

      Stock Appreciation Rights. On November 1, 1996, we adopted a Stock Appreciation Rights Plan, whereby some of our employees and consultants of Nextel International were granted rights to share in the future appreciation in the value of Nextel International. Such rights do not represent an equity interest in Nextel International, only a right to compensation under the terms of the plan.

      In conjunction with adoption of the Nextel International 1997 Employee Stock Option Plan, our board of directors also approved a plan to terminate the Stock Appreciation Rights Plan. Each holder of previously granted stock appreciation rights was given the option to exchange their stock appreciation rights for stock options to be granted under the Nextel International 1997 Employee Stock Option Plan. As of December 31, 1998, 30,000 stock appreciation rights were outstanding. All outstanding stock appreciation rights were exchanged for Nextel International options during 1999.

      Employee Benefit Plan. Some of our officers and employees are eligible to participate in Nextel Communications’ defined contribution plan established pursuant to section 401(k) of the Internal Revenue Code. We provide a matching contribution of 50% of the first 4% of salary contributed by the employee. Our contributions were about $70,000 during 2000, $49,000 during 1999 and $41,000 during 1998. Effective January 1, 2001, the plan was amended to increase the matching contribution to 100% of the first 4% of salary contributed by the employee.

12.  Related Party Transactions

      Nextel Communications performs accounting, legal and other services for us under an overhead services agreement. We reimburse Nextel Communications for costs incurred, which totaled $1.4 million during 2000, $1.2 million during 1999 and $0.4 million during 1998. We also reimburse Nextel Communications for some vendor payments made on our behalf. At December 31, 2000 and 1999, amounts due to Nextel Communications of $2.4 million and $8.8 million, respectively, consisted primarily of reimbursement for vendor payments made on our behalf.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  Related Party Transactions — (Continued)

      At December 31, 2000, Motorola beneficially owned about 14% of Nextel Communications’ common equity, assuming the conversion of its investment in shares of Nextel Communications’ class B common stock. We purchase handsets and accessories and a substantial portion of our digital mobile network equipment from Motorola. Our equipment purchase agreements with Motorola govern our rights and obligations regarding purchases of digital mobile network equipment manufactured by Motorola. We have minimum purchase commitments under these agreements that if not met subject us to penalties based on a percentage of the commitment shortfall. We also have various equipment financing agreements with Motorola. We and Motorola have agreed to warranty and maintenance programs and specified indemnity arrangements. We also pay Motorola for handset service and repair and training and are reimbursed for costs we incur under various marketing and promotional arrangements. (See notes 2 and 7).

      We purchased about $516.9 million during 2000, $155.4 million during 1999 and $162.6 million during 1998 of digital infrastructure equipment, handsets and related services from Motorola. In addition, Motorola reimbursed us $10.0 million for subscriber marketing expenses incurred as a result of the expansion of our business in 2000. As of December 31, 2000 and 1999, our consolidated balance sheets include amounts payable to Motorola related to such purchases of $127.3 million and $15.8 million, respectively, included in due to related parties, and $381.7 million and $242.9 million in long-term debt due to Motorola (See note 7).

13.  Segment Information

      We operate in four reportable segments: (1) Mexico, (2) Brazil, (3) Argentina and (4) Peru. The operations of all other businesses that fall below the reporting thresholds are included in the “Corporate and Other” segment below, which include the Chilean companies purchased in May and August 2000, our Philippine operating company, which we began consolidating late in the third quarter of 2000, and the corporate entity which holds our equity investment in Japan and our investment in Canada. We evaluate performance of these segments and allocate resources to them based on losses before interest, taxes, depreciation and amortization and other nonoperating charges, referred to as segment losses. Intercompany eliminations have been included in Corporate and Other.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.  Segment Information — (Continued)

					Corporate
	Mexico	Brazil	Argentina	Peru	and Other	Consolidated

	(in thousands)

2000

Operating revenues	$112,327	$103,815	$79,127	$28,469	$6,471	$330,209

Segment losses	(28,860)	(43,106)	(14,633)	(10,004)	(36,170)	(132,773)

Depreciation and amortization	(32,894)	(54,100)	(43,317)	(15,099)	(15,508)	(160,918)

Interest expense	(617)	(6,657)	(17,218)	(2,717)	(221,713)	(248,922)

Interest income	426	2,146	1,611	174	17,800	22,157

Realized gain on exchange of investment	—	—	—	—	239,467	239,467

Equity in losses of unconsolidated affiliates	—	—	—	—	(53,874)	(53,874)

Foreign currency transaction (losses) gains, net	(55)	(9,595)	—	(224)	(15,399)	(25,273)

Minority interest in losses of subsidiaries	—	3,721	—	2,783	—	6,504

Other (expense) income, net	(2,086)	(349)	(379)	191	7,258	4,635

Loss before income tax provision	$(64,086)	$(107,940)	$(73,936)	$(24,896)	$(78,139)	$(348,997)

Property, plant and equipment, net	$303,443	$415,943	$185,332	$96,401	$69,008	$1,070,127

Identifiable assets	$771,638	$871,940	$355,042	$210,311	$984,295	$3,193,226

Capital expenditures	$174,781	$230,471	$93,913	$51,228	$17,031	$567,424

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.  Segment Information — (Continued)

					Corporate
	Mexico	Brazil	Argentina	Peru	and Other	Consolidated

	(in thousands)

1999

Operating revenues	$29,719	$46,537	$42,794	$5,314	$—	$124,364

Segment losses	(28,813)	(68,554)	(36,979)	(12,579)	(15,925)	(162,850)

Depreciation and amortization	(25,381)	(31,253)	(33,903)	(6,633)	(10,921)	(108,091)

Interest expense	(431)	(14,150)	(11,863)	(549)	(152,611)	(179,604)

Interest income	215	3,409	172	167	4,479	8,442

Equity in losses of unconsolidated affiliates	—	—	—	—	(31,469)	(31,469)

Foreign currency transaction (losses) gains, net	(664)	(56,972)	(8)	(866)	(2,283)	(60,793)

Minority interest in losses of subsidiaries	—	13,712	—	5,602	—	19,314

Other income (expense), net	247	(2,927)	(1,186)	—	(1,246)	(5,112)

Loss before income tax benefit	$(54,827)	$(156,735)	$(83,767)	$(14,858)	$(209,976)	$(520,163)

Property, plant and equipment, net	$131,320	$216,385	$130,428	$54,956	$6,366	$539,455

Identifiable assets	$410,510	$419,460	$248,959	$80,444	$522,419	$1,681,792

Capital expenditures	$36,914	$55,489	$55,423	$17,966	$7,650	$173,442

					Corporate
	Mexico	Brazil	Argentina	Peru	and Other	Consolidated

	(in thousands)

1998

Operating revenues	$15,747	$31,457	$18,765	$1,934	$—	$67,903

Segment losses	(10,253)	(60,945)	(35,353)	(3,007)	(11,137)	(120,695)

Depreciation and amortization	(15,902)	(24,828)	(13,678)	(1,043)	(588)	(56,039)

Interest expense	3,572	3,676	388	1,587	(116,047)	(106,824)

Interest income	440	2,210	165	164	13,676	16,655

Equity in losses of unconsolidated affiliates	—	—	—	—	(12,193)	(12,193)

Foreign currency transaction gains (losses), net	12,253	(6,952)	(54)	(315)	4,574	9,506

Minority interest in losses of subsidiaries	—	15,819	—	1,687	(375)	17,131

Other expense, net	(1,493)	(347)	(4,084)	(64)	(1,046)	(7,034)

Loss before income tax benefit	$(11,383)	$(71,367)	$(52,616)	$(991)	$(123,136)	$(259,493)

Property, plant and equipment, net	$98,637	$281,448	$109,284	$40,825	$377	$530,571

Identifiable assets	$377,952	$603,816	$237,542	$62,434	$319,392	$1,601,136

Capital expenditures	$72,336	$188,383	$77,983	$33,780	$3,542	$376,024

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.  Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth

	(in thousands, except per share amounts)

2000

Operating revenues	$51,575	$68,606	$91,784	$118,244

Operating loss	(66,548)	(66,137)	(70,061)	(90,945)

Loss attributable to common stockholders	(110,893)	(191,371)	(137,838)	(38,438)

Loss per share attributable to common stockholders, basic and diluted	$(0.50)	$(0.83)	$(0.51)	$(0.14)

1999

Operating revenues	$26,020	$26,128	$31,339	$40,877

Operating loss	(69,404)	(75,012)	(64,480)	(62,045)

Loss attributable to common stockholders	(165,282)	(102,726)	(129,719)	(122,419)

Loss per share attributable to common stockholders, basic and diluted	$(0.75)	$(0.47)	$(0.59)	$(0.56)

      The sum of the per share amounts do not equal the annual amounts due to changes in the number of weighted average number of common shares outstanding during the year.

      Significant fourth quarter 2000 events are described in note 3.

NEXTEL INTERNATIONAL, INC.

(Parent Only)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

As of December 31, 2000 and 1999
(in thousands)

	2000	1999

ASSETS

Current assets

Cash and cash equivalents	$56,848	$21,952

Accounts receivable, net	5,854	15

Prepaid expenses and other	973	352

Total current assets	63,675	22,319

Property, plant, and equipment, net	11,649	3,782

Investments in and advances to subsidiaries	1,975,536	884,582

Marketable equity securities, available-for-sale	355,334	287,851

Intangible assets	39,490	28,702

Other assets	4,891	2,685

	$2,450,575	$1,229,921

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities

Accrued expenses and other	$63,610	$590

Due to related parties	24,946	10,472

Total current liabilities	88,556	11,062

Long-term debt	2,276,320	1,334,005

Deferred income taxes	4,095	64,444

Stockholders’ equity (deficit)

Series A exchangeable redeemable preferred stock, 6 and 3 shares issued and outstanding; accreted liquidation preference of $567,953 and $335,656	550,300	298,886

Common stock, 0 and 220,340 shares issued and outstanding	—	399,401

Common stock, class A, 0 shares issued and outstanding	—	—

Common stock, class B, 271,037 and 0 shares issued, 271,025 and 0 shares outstanding	271	—

Paid-in capital	941,921	—

Accumulated deficit	(1,277,176)	(859,970)

Treasury stock, at cost, 12 and 0 shares	(62)	—

Deferred compensation, net	(5,173)	—

Accumulated other comprehensive loss:

Unrealized gain on investment	5,772	119,682

Cumulative translation adjustment	(134,249)	(137,589)

Accumulated other comprehensive loss	(128,477)	(17,907)

Total stockholders’ equity (deficit)	81,604	(179,590)

	$2,450,575	$1,229,921

The accompanying notes are an integral part of these condensed financial statements.

NEXTEL INTERNATIONAL, INC.
(Parent Only)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years Ended December 31, 2000, 1999 and 1998
(in thousands)

	2000	1999	1998

Operating expenses

Selling, general and administrative	$32,569	$14,377	$7,029

Depreciation and amortization	3,297	6,173	555

	35,866	20,550	7,584

Operating loss	(35,866)	(20,550)	(7,584)

Other income (expense)

Interest expense	(219,769)	(153,595)	(117,291)

Interest income	3,852	3,408	12,065

Realized gain on exchange of investment	239,467	—	—

Equity in losses of unconsolidated affiliates	(342,051)	(346,368)	(129,627)

Other, net	9,283	(3,034)	5,302

	(309,218)	(499,589)	(229,551)

Loss before income tax provision	(345,084)	(520,139)	(237,135)

Income tax provision	(72,122)	(7)	—

Net loss	(417,206)	(520,146)	(237,135)

Accretion of series A exchangeable redeemable preferred stock to liquidation preference value	(61,334)	—	—

Loss attributable to common stockholders	$(478,540)	$(520,146)	$(237,135)

Comprehensive loss, net of income taxes

Net loss	$(417,206)	$(520,146)	$(237,135)

Unrealized (loss) gain on available-for-sale securities, net of taxes and net of reclassification adjustment of $142,194 in 2000	(113,910)	155,370	(38,978)

Foreign currency translation adjustment	3,340	(113,539)	(24,050)

	$(527,776)	$(478,315)	$(300,163)

The accompanying notes are an integral part of these condensed financial statements.

NEXTEL INTERNATIONAL, INC.
(Parent Only)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2000, 1999 and 1998
(in thousands)

	2000	1999	1998

Cash flows from operating activities:

Net loss	$(417,206)	$(520,146)	$(237,135)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of debt financing costs and accretion of senior notes	137,633	133,019	100,069

Depreciation and amortization	3,297	6,173	555

Equity in losses of unconsolidated affiliates	342,051	346,368	131,111

Realized gain on exchange of investment	(239,467)	—	—

Income tax provision	72,122	17	—

Stock-based compensation	2,645	829	909

Change in assets and liabilities:

Accounts receivable	(3,115)	41	(12)

Other assets	(2,827)	(6,668)	(9,007)

Accrued expenses and other	87,291	6,066	(1,144)

Other	(9,283)	2,049	(2,983)

Net cash used in operating activities	(26,859)	(32,252)	(17,637)

Cash flows from investing activities:

Capital expenditures	(9,854)	(4,231)	(78)

Purchase of short-term investments	(154,374)	—	(93,997)

Proceeds from sale of short-term investments	154,374	—	221,225

Investments in and advances to subsidiaries	(1,317,547)	(321,053)	(567,482)

Net cash used in investing activities	(1,327,401)	(325,284)	(440,332)

Cash flows from financing activities:

Issuance of debt securities	641,043	—	400,880

Proceeds from issuance of series A exchangeable redeemable preferred stock to parent	692,686	200,000	—

Borrowings under long-term credit facilities	56,650	124,521	22,368

Repayments under long-term credit facilities	—	(8,575)	—

Borrowings from parent, net	13,867	8,847	—

Debt financing costs	(16,753)	—	(13,793)

Proceeds from exercise of stock options and warrants	1,725	1,997	237

Purchase of treasury stock	(62)	—	—

Net cash provided by financing activities	1,389,156	326,790	409,692

Net increase (decrease) in cash and cash equivalents	34,896	(30,746)	(48,277)

Cash and cash equivalents, beginning of year	21,952	52,698	100,975

Cash and cash equivalents, end of year	$56,848	$21,952	$52,698

The accompanying notes are an integral part of these condensed financial statements.

NEXTEL INTERNATIONAL, INC.
(Parent Only)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	For accounting policies and other information, see the Notes to the Consolidated Financial Statements of Nextel International, Inc. and Subsidiaries included elsewhere herein.

2.	The parent company accounts for its investments in subsidiaries by the equity method of accounting.

3.	We have reclassified some prior year amounts to conform to the current year presentation.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications Inc.)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Allowance of	Charged to	Deductions	Balance at
	beginning of	acquired	costs and	and other	End
	Year	companies(1)	expenses	adjustments	of Year

Year Ended December 31, 2000

Allowance for doubtful accounts	$8,815	$6,221	$16,115	$(8,988)	$22,163

Reserve for inventory obsolescence	$4,368	$507	$3,632	$(267)	$8,240

Valuation allowance for deferred tax assets	$243,228	$—	$154,970	$(2,926)	$395,272

Year Ended December 31, 1999

Allowance for doubtful accounts	$6,391	$—	$33,219	$(30,795)	$8,815

Reserve for inventory obsolescence	$2,593	$—	$3,732	$(1,957)	$4,368

Valuation allowance for deferred tax assets	$119,352	$—	$150,470	$(26,594)	$243,228

Year Ended December 31, 1998

Allowance for doubtful accounts	$1,003	$604	$7,127	$(2,343)	$6,391

Reserve for inventory obsolescence	$1,334	$16	$3,475	$(2,232)	$2,593

Valuation allowance for deferred tax assets	$40,654	$—	$66,207	$12,491	$119,352

(1)	Represents allowance of majority-owned subsidiaries acquired during the years ended December 31, 2000 and 1998.