Form 10-Q
period 2001-03-31
NEXTEL INTERNATIONAL INC
filed 2001-05-15
CIK 1037016

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 333-26649

NEXTEL INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	91-1671412 (I.R.S. Employer Identification No.)

10700 Parkridge Boulevard, Suite 600 Reston, Virginia (Address of principal executive offices)	20191 (Zip Code)
Registrant’s telephone number, including area code: (703) 390-5100

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on April 30, 2001

Class A common stock, $0.001 par value	0
Class B common stock, $0.001 par value	271,024,734

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX

			Page

Part I	Financial Information.
	Item 1.	Financial Statements — Unaudited.

		Condensed Consolidated Balance Sheets — As of March 31, 2001 and December 31, 2000	3

		Condensed Consolidated Statements of Operations and Comprehensive Loss — For the Three Months Ended March 31, 2001 and 2000	4

		Condensed Consolidated Statement of Changes in Stockholders’ (Deficit) Equity — For the Three Months Ended March 31, 2001	5

		Condensed Consolidated Statements of Cash Flows — For the Three Months Ended March 31, 2001 and 2000	6

		Notes to Condensed Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Part II	Other Information.

	Item 1.	Legal Proceedings	21

	Item 6.	Exhibits and Reports on Form 8-K	21

PART I — FINANCIAL INFORMATION.

Item 1.  Financial Statements — Unaudited.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2001 and December 31, 2000
(in thousands)
Unaudited

	2001	2000

ASSETS

Current assets

Cash and cash equivalents, of which $40,837 and $37,255 is restricted	$214,896	$473,852

Accounts receivable, less allowance for doubtful accounts of $27,891 and $22,163	92,922	73,178

Handset and accessory inventory	24,245	26,724

Prepaid expenses and other	99,491	86,200

Total current assets	431,554	659,954

Investments	267,627	357,610

Property, plant and equipment, net of accumulated depreciation of $228,729 and $194,201	1,223,365	1,070,127

Intangible assets, net of accumulated amortization of $115,027 and $100,578	937,620	978,140

Other assets	132,647	127,395

	$2,992,813	$3,193,226

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities

Accounts payable, accrued expenses and other	$301,542	$217,073

Accrued interest	33,137	44,581

Due to related parties	135,484	129,636

Current portion of long-term debt	34,179	34,149

Total current liabilities	504,342	425,439

Long-term debt	2,519,025	2,485,134

Deferred income taxes and other	190,259	201,049

Total liabilities	3,213,626	3,111,622

Contingencies (note 3)

Stockholders’ (deficit) equity

Series A exchangeable redeemable preferred stock, 6 shares issued and outstanding; accreted liquidation preference of $587,298 and $567,953	550,300	550,300

Common stock, class B, 271,037 shares issued and 271,025 shares outstanding	271	271

Paid-in capital	938,688	941,921

Accumulated deficit	(1,444,440)	(1,277,176)

Treasury stock, at cost, 12 shares	(62)	(62)

Deferred compensation, net	(2,501)	(5,173)

Accumulated other comprehensive loss	(263,069)	(128,477)

Total stockholders’ (deficit) equity	(220,813)	81,604

	$2,992,813	$3,193,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2001 and 2000
(in thousands, except per share amounts)
Unaudited

	2001	2000

Operating revenues	$139,156	$51,575

Operating expenses

Cost of revenues	70,763	31,056

Selling, general and administrative	102,457	54,566

Depreciation and amortization	55,653	32,501

	228,873	118,123

Operating loss	(89,717)	(66,548)

Other income (expense)

Interest expense	(72,530)	(52,715)

Interest income	4,725	348

Foreign currency transaction (losses) gains and other, net	(10,230)	12,173

Equity in losses of unconsolidated affiliates	—	(7,113)

Minority interest in losses of subsidiaries	—	2,750

	(78,035)	(44,557)

Loss before income tax benefit	(167,752)	(111,105)

Income tax benefit	488	212

Net loss	$(167,264)	$(110,893)

Net loss per common share, basic and diluted	$(0.62)	$(0.50)

Weighted average number of common shares outstanding	271,025	220,350

Comprehensive loss, net of income tax

Unrealized (loss) gain on available-for-sale securities, net	$(88,795)	$37,080

Foreign currency translation adjustment	(45,797)	18,838

Other comprehensive (loss) income	(134,592)	55,918

Net loss	(167,264)	(110,893)

	$(301,856)	$(54,975)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
For the Three Months Ended March 31, 2001
(in thousands)
Unaudited

	Series A		Class B
	Preferred Stock		Common Stock				Treasury Stock		Deferred
					Paid-in	Accumulated			Compen-
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	sation

Balance, January 1, 2001	6	$550,300	271,025	$271	$941,921	$(1,277,176)	12	$(62)	$(5,173)

Net loss						(167,264)

Other comprehensive loss

Deferred compensation					(3,233)				2,672

Balance, March 31, 2001	6	$550,300	271,025	$271	$938,688	$(1,444,440)	12	$(62)	$(2,501)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Other
	Comprehensive
	Loss	Total

Balance, January 1, 2001	$(128,477)	$81,604

Net loss		(167,264)

Other comprehensive loss	(134,592)	(134,592)

Deferred compensation		(561)

Balance, March 31, 2001	$(263,069)	$(220,813)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2001 and 2000
(in thousands)
Unaudited

	2001	2000

Cash flows from operating activities

Net loss	$(167,264)	$(110,893)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of debt financing costs and accretion of senior redeemable discount notes	44,016	37,522

Depreciation and amortization	55,653	32,501

Provision for losses on accounts receivable	8,124	3,789

Net foreign currency transaction losses (gains)	9,762	(12,537)

Equity in losses of unconsolidated affiliates	—	7,113

Minority interest in losses of subsidiaries	—	(2,750)

Income tax benefit	(488)	(212)

Stock-based compensation	(561)	—

Other, net	905	955

Change in assets and liabilities:

Accounts receivable	(25,243)	(7,473)

Handset and accessory inventory	2,070	(708)

Other assets	(13,962)	(544)

Accounts payable, accrued expenses and other	(1,832)	37,526

Net cash used in operating activities	(88,820)	(15,711)

Cash flows from investing activities

Capital expenditures	(156,911)	(70,690)

Payments for acquisitions, purchases of licenses and other	(21,918)	(595)

Payments for investments in and advances to affiliates	—	(463)

Net cash used in investing activities	(178,829)	(71,748)

Cash flows from financing activities

Borrowings from (Repayments to) parent, net	15,973	(2,864)

Borrowings under long-term credit facilities	—	59,550

Repayments under long-term credit facilities	(8,526)	(348)

Capital contributions from minority stockholders	—	3,249

Proceeds from exercise of stock options	—	182

Net cash provided by financing activities	7,447	59,769

Effect of exchange rate changes on cash and cash equivalents	1,246	1,180

Net decrease in cash and cash equivalents	(258,956)	(26,510)

Cash and cash equivalents, beginning of period	473,852	100,028

Cash and cash equivalents, end of period	$214,896	$73,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

Notes To Condensed Consolidated Financial Statements
Unaudited

Note 1.  Basis of Presentation

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

      You should read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2000. You should not expect results of operations of interim periods to be an indication of the results for a full year.

      Restricted Cash and Cash Equivalents. A portion of our cash and cash equivalents held by our Brazilian and Argentine operating companies is not available to fund any of the cash needs of Nextel International or any of our other subsidiaries due to restrictions contained in debt covenants related to those operations. In addition, cash that we placed in escrow to fund debt obligations is not available to fund any of the cash needs of Nextel International or any of our subsidiaries. The restricted portion of our cash balance was $40.8 million as of March 31, 2001 and $37.3 million as of December 31, 2000.

     Accumulated Other Comprehensive Loss.

	March 31,	December 31,
	2001	2000

	(in thousands)

Unrealized (loss) gain on available-for-sale securities, net	$(83,023)	$5,772

Cumulative foreign currency translation adjustment	(180,046)	(134,249)

	$(263,069)	$(128,477)

      Supplemental Cash Flow Information.

	Three Months Ended
	March 31,

	2001	2000

	(in thousands)

Capital expenditures

Cash paid for capital expenditures, including interest capitalized	$156,911	$70,690

Noncash items	62,789	45,776

	$219,700	$116,466

Cash paid for interest, net of amounts capitalized	$39,958	$10,160

      New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts, and for hedging activities. Effective January 1, 2001 we adopted SFAS No. 133, and with respect to derivative instruments embedded in other contracts, we applied SFAS No. 133 to all contracts issued, acquired or substantively modified after December 31, 1998. The adoption of SFAS No. 133 did not have a material impact on our financial position or results of operations.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

Notes To Condensed Consolidated Financial Statements — (Continued)

      In May 2000, the Emerging Issues Task Force, or EITF, reached a consensus on EITF Issue No. 00-14, “Accounting for Certain Sales Incentives,” which addresses the recognition, measurement and statement of operations classification for sales incentives offered voluntarily by vendors, without cost to consumers, as a result of a single exchange transaction. The adoption of EITF Issue No. 00-14 on April 1, 2001 did not have a material impact on our financial position or results of operations.

      Reclassifications and Other. We have reclassified some prior period amounts to conform to our current year presentation.

      As a result of our adoption of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” we recognized revenues from digital handset sales of $3.4 million during the first quarter of 2001 and $4.3 million during the first quarter of 2000 and equal amounts of cost of revenues for both periods, attributable to handset sales previously reported in periods prior to 2000.

Note 2.  Long-Term Debt

	March 31,	December 31,
	2001	2000

	(dollars in thousands)

13% senior redeemable discount notes due 2007, net of unamortized discount of $129,955 and $155,791.	$821,508	$795,672

12.125% senior serial redeemable discount notes due 2008, net of unamortized discount of $155,746 and $172,237	574,254	557,763

12.75% senior serial redeemable notes due 2010, net of unamortized discount of $8,645 and $8,765.	641,355	641,235

International Motorola Equipment Financing Facility	225,000	225,000

International Motorola Incremental Equipment Financing Facility	56,650	56,650

Brazil Motorola Equipment Financing Facility	100,000	100,000

Argentina Credit Facility	88,890	94,445

Motorola Argentina Incremental Facility	44,444	47,222

Other	1,103	1,296

	2,553,204	2,519,283

Less current portion	(34,179)	(34,149)

	$2,519,025	$2,485,134

      Amendments to Credit Facilities. In February 2001, we amended our international Motorola equipment financing facility, our international Motorola incremental equipment financing facility and our Brazil Motorola equipment financing facility to defer future repayments due under these facilities for 18 months. The amendment to our international Motorola equipment financing facility defers repayment until December 31, 2002 and extends the maturity to June 30, 2006. The amendment to our international Motorola incremental equipment financing facility defers repayment of amounts due until June 30, 2003. The amendment to our Brazil Motorola equipment financing facility defers remaining semiannual installments until December 31, 2002, with the final payment due on June 30, 2005.

Note 3.  Contingencies

      See “Part II, Item 1. Legal Proceedings” for a discussion of legal matters.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

Notes To Condensed Consolidated Financial Statements — (Continued)

Note 4.  Segment Reporting

      We operate in four reportable segments: 1) Mexico, 2) Brazil, 3) Argentina and 4) Peru. The operations of all other businesses that fall below the reporting thresholds are classified in the Corporate and Other segment below, which includes our Philippine operating company, which we began consolidating late in the third quarter of 2000, our Chilean operating companies, which we purchased in the middle of 2000, and the corporate entity which holds our investments in Japan and Canada. We evaluate performance of these segments and allocate resources to them based on capital expenditures and (losses) earnings before interest, taxes, depreciation and amortization and other nonoperating charges, referred to as segment (losses) earnings. Intercompany eliminations are included in Corporate and Other.

					Corporate
	Mexico	Brazil	Argentina	Peru	and Other	Consolidated

	(in thousands)

For the Three Months Ended March 31, 2001

Operating revenues	$52,035	$41,760	$27,146	$13,799	$4,416	$139,156

Segment (losses) earnings	$(2,189)	$(13,320)	$(438)	$215	$(18,332)	$(34,064)

Depreciation and amortization	(13,666)	(18,249)	(10,536)	(6,016)	(7,186)	(55,653)

Interest (expense) income, net	(3,969)	745	(4,122)	(1,467)	(58,992)	(67,805)

Foreign currency transaction (losses) gains and other, net	(2,867)	(12,264)	(239)	13	5,127	(10,230)

Loss before income tax benefit	$(22,691)	$(43,088)	$(15,335)	$(7,255)	$(79,383)	$(167,752)

Capital expenditures	$49,132	$106,866	$22,161	$26,592	$14,949	$219,700

As of March 31, 2001

Property, plant and equipment, net	$334,904	$489,739	$197,729	$119,365	$81,628	$1,223,365

Identifiable assets	$824,716	$916,522	$368,687	$238,654	$644,234	$2,992,813

For the Three Months Ended March 31, 2000

Operating revenues	$16,068	$17,360	$15,089	$3,058	$—	$51,575

Segment losses	$(7,517)	$(13,329)	$(2,919)	$(3,847)	$(6,435)	$(34,047)

Depreciation and amortization	(7,241)	(11,254)	(11,502)	(1,989)	(515)	(32,501)

Interest income (expense), net	66	(3,398)	(3,732)	(337)	(44,966)	(52,367)

Foreign currency transaction gains (losses) and other, net	564	11,990	(341)	294	(334)	12,173

Equity in losses of unconsolidated affiliates	—	—	—	—	(7,113)	(7,113)

Minority interest in losses of subsidiaries	—	817	—	1,933	—	2,750

Loss before income tax benefit	$(14,128)	$(15,174)	$(18,494)	$(3,946)	$(59,363)	$(111,105)

Capital expenditures	$28,643	$51,226	$22,009	$14,172	$416	$116,466

As of December 31, 2000

Property, plant and equipment, net	$303,443	$415,943	$185,332	$96,401	$69,008	$1,070,127

Identifiable assets	$771,638	$871,940	$355,042	$210,311	$984,295	$3,193,226

Note 5. Subsequent Event

      In April 2001 we received $250.0 million from a wholly owned subsidiary of Nextel Communications in exchange for 2,500 shares of our series A exchangeable redeemable preferred stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      The following is a discussion and analysis of:

•	our consolidated financial condition and results of operations for the three-month periods ended March 31, 2001 and 2000; and

•	significant factors that could affect our prospective financial condition and results of operations.

You should read this discussion in conjunction with our 2000 annual report on Form 10-K. Historical results may not indicate future performance. See “Forward Looking Statements.”

      We provide wireless services targeted at meeting the needs of business customers in selected international markets. Our principal operations are in major business centers and related transportation corridors of Brazil, Mexico, Argentina and Peru. In addition, we own analog specialized mobile radio companies in Chile. We also own, directly and indirectly, a 59.1% interest in a digital mobile services provider in the Philippines. In addition to our Latin American and Philippine operating companies, which we refer to as our managed operating companies, we have a 4.8% non-voting interest in TELUS Corporation, a Canadian telecommunications company, and a 32.1% interest in NEXNET Co., Ltd., a digital enhanced specialized mobile radio provider in Japan.

      We use a single transmission technology called integrated digital enhanced network, or iDEN®, technology developed by Motorola to provide our digital mobile services on 800 MHz spectrum holdings in Latin America, the Philippines and Canada and on 1.5 GHz spectrum holdings in Japan. This technology allows us to use our spectrum more efficiently and offer multiple digital wireless services integrated on one digital handset device. We are designing our digital mobile networks to support multiple digital wireless services, including:

•	digital mobile telephone service;

•	digital two-way radio dispatch service, which is marketed as “Nextel Direct Connect®” service;

•	advanced calling features, such as three-way calling, voicemail, call forwarding and additional line service;

•	digital two-way mobile data service, which we began launching in our Latin American markets in March 2001;

•	international roaming capabilities, which are marketed as “Nextel WorldwideSM”; and

•	text and numeric paging.

      We also offer wide-area digital two-way radio dispatch service in our Latin American markets, except Chile, which allows our customers to use our Nextel Direct Connect service throughout our service areas in a particular country.

      In February 2001, we introduced the “i2000plus™” handset in selected markets. This is our first global handset with Internet capabilities. The i2000plus, like the “i2000™” is a dual-mode handset manufactured by Motorola that operates on both iDEN technology and the Global System for Mobile Communications, or GSM, digital wireless technology that is the current digital cellular communications standard in Europe and elsewhere. Using the i2000 or the i2000plus, our customers can roam internationally when traveling between our markets and other cities or countries in which either iDEN 800 MHz or GSM 900 MHz networks are operating and which are covered by our roaming arrangements. We currently have about 110 roaming agreements with operators of iDEN 800 MHz and GSM 900 MHz networks in about 65 countries and territories, not all of which are currently operational.

      In January 2001, our Mexican operating company purchased licenses from Radiocom del Pacifico, S.A. de C.V. for $10.2 million and licenses from Telecomunicaciones Moviles de Mexico S.A. de C.V. for

$8.8 million. Our Mexican operating company paid Radiocom del Pacifico $9.7 million, including $1.5 million in refundable value-added taxes, and paid Telecomunicaciones Moviles de Mexico $8.4 million, including $1.3 million in refundable value-added taxes, at the closings. The remaining amounts due were paid in April 2001.

      In January 2001, we increased our total direct and indirect ownership interest in our Philippine operating company from 51.1% to 59.1% by purchasing minority owners’ equity interests for $3.7 million.

      The table below provides an overview of our total and proportionate share of digital handsets in service as of March 31, 2001 and 2000. For purposes of the table, total digital handsets in service represents all digital handsets in use on the digital mobile networks of each of the operating companies. Proportionate digital handsets in service represents our proportionate share of that total, based on our percentage equity ownership interest of the operating company in the relevant country.

			Proportionate Digital
	Total Digital Handsets		Handsets

	March 31,	March 31,	March 31,	March 31,
Country	2000	2001	2000	2001

	(in thousands)

Brazil	161	383	141	383

Mexico	97	273	97	273

Argentina	72	153	72	153

Peru	29	81	19	81

Chile	—	—	—	—

Total Latin America	359	890	329	890

Philippines	36	45	13	27

Total managed operating companies	395	935	342	917

Japan	46	50	15	16

Canada	613	2,257	89	107

Total	1,054	3,242	446	1,040

Results of Operations

     Operating revenues.

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	March 31,	Operating	March 31,	Operating
	2000	Revenues	2001	Revenues	Dollars	Percent

	(dollars in thousands)

Mexico	$16,068	31%	$52,035	37%	$35,967	224%

Brazil	17,360	34%	41,760	30%	24,400	141%

Argentina	15,089	29%	27,146	20%	12,057	80%

Peru	3,058	6%	13,799	10%	10,741	351%

Corporate & other	—	—	4,416	3%	4,416	NM

Operating revenues	$51,575	100%	$139,156	100%	$87,581	170%

					Handsets	Percent

Digital handsets in service at end of period for consolidated operating companies	359	—	935	—	576	160%

NM-Not Meaningful

      The increase in operating revenues consists of a 180% increase in wireless service and other revenues of $85.1 million to $132.3 million and a 57% increase in digital handset and accessory sales of $2.5 million to $6.9 million.

      Our wireless service and other revenues increased principally as a result of a 160% increase in the number of digital handsets in service in our consolidated operating companies, particularly in our Brazilian and Mexican operating companies. The following factors also contributed to the growth in wireless service and other revenues and have generated higher average monthly revenues per digital handset:

•	the successful introduction of higher priced monthly service plans, primarily in Mexico and Brazil;

•	a shift in our customer use patterns across all of our Latin American markets away from use of digital two-way radio only to full use of our integrated services, with a corresponding increase in the average monthly minutes of use of our digital services per subscriber; and

•	the establishment of the calling party pays program in Peru in April 2000, resulting in additional revenue from fees paid by non-subscribers placing calls to our subscribers.

      In Argentina, as a result of increasing competitive pressures and the current economic environment, we have provided more competitive service pricing plans targeted at meeting more of our customers’ needs, including a variety of fixed-rate plans offering higher nonbillable monthly minutes and other integrated services and features. These plans have resulted in comparatively lower billable minutes of use. In addition, calling party pays rates in Argentina were reduced by applicable regulation during the course of the year 2000. As a result, wireless service revenues in Argentina have grown at a rate less than the corresponding growth in the number of digital handsets in service.

      Our digital handset and accessory sales increased as a result of an increase in digital handsets sold by our consolidated operating companies. The percentage increase in digital handsets sold by our consolidated operating companies was greater than the percentage increase in revenues generated from sales of digital handsets and accessories because we have generally reduced the prices at which we have sold our digital handsets to attract new customers. The growth in digital handsets in service is the result of a number of factors, principally:

•	the expansion of network coverage in existing and new markets in the countries where we operate;

•	an increased number of indirect distribution channels;

•	the introduction of new services, such as wide-area dispatch and international roaming; and

•	a continued emphasis on increasing brand awareness, primarily through increased advertising.

      Corporate and other operating revenues for the three months ended March 31, 2001 primarily represent revenues generated by our Philippine operating company, which we began consolidating during the third quarter of 2000.

      We expect our revenues to increase as we sell more handsets, provide wireless services to new subscribers and introduce new products and services.

     Cost of revenues.

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	March 31,	Operating	March 31,	Operating
	2000	Revenues	2001	Revenues	Dollars	Percent

	(dollars in thousands)

Mexico	$10,024	19%	$23,884	17%	$13,860	138%

Brazil	11,229	22%	25,046	18%	13,817	123%

Argentina	6,872	13%	11,654	8%	4,782	70%

Peru	2,931	6%	6,482	5%	3,551	121%

Corporate & other	—	—	3,697	3%	3,697	NM

Cost of revenues	$31,056	60%	$70,763	51%	$39,707	128%

NM-Not Meaningful

      The increase in cost of revenues consists of a 149% increase in cost of providing wireless services of $20.9 million to $34.9 million and a 110% increase in cost of digital handset and accessory sales of $18.8 million to $35.9 million.

      The increase in cost of wireless service revenues is primarily attributable to the following factors:

•	an increase in variable costs related to interconnect fees on significantly higher system minutes of use; and

•	an increase in site ground lease and utility expenses that we incurred due to an 85% increase in the number of transmitter and receiver sites placed in service in our consolidated operating companies from March 31, 2000 to March 31, 2001.

      The increase in cost of digital handset and accessory sales is primarily due to the increase in digital handsets sold by our consolidated operating companies, partially offset by a decrease in the average cost we paid for the digital handsets sold.

      Corporate and other cost of revenues for the three months ended March 31, 2001 primarily represents costs incurred by our Philippine operating company, which we began consolidating during the third quarter of 2000.

      We expect the amount of cost of revenues to increase as we place more switches and transmitter and receiver sites into service, as customer usage of our digital mobile networks increases and as we sell more digital handsets and accessories and provide services to more subscribers.

     Selling, general and administrative expenses.

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	March 31,	Operating	March 31,	Operating
	2000	Revenues	2001	Revenues	Dollars	Percent

	(dollars in thousands)

Selling and marketing	$27,313	53%	$47,050	34%	$19,737	72%

General and administrative	27,253	53%	55,407	40%	28,154	103%

Selling, general and administrative	$54,566	106%	$102,457	74%	$47,891	88%

      The increase in selling and marketing expenses primarily reflects increased costs incurred in connection with higher consolidated sales of digital handsets across all of our consolidated operating companies, including:

•	a $5.6 million increase in advertising expenses directed at growing our customer base and promoting our services;

•	a $10.0 million increase in commissions earned by indirect dealers and distributors as a result of increased digital handset sales through indirect channels; and

•	a $10.7 million increase in sales and marketing payroll and related expenses including commissions attributable to a larger direct sales force.

These increases were offset by $6.6 million in reimbursements for marketing expenses that we earned in the first quarter of 2001.

      The increase in general and administrative expenses is primarily a result of activities to support a larger customer base, specifically:

•	a $19.9 million increase in personnel, information technology, facilities and general corporate expenses;

•	a $4.3 million increase in bad debt expense, which decreased as a percentage of our consolidated operating revenues from 7% during the three months ended March 31, 2000 to 6% during the three months ended March 31, 2001; and

•	a $4.0 million increase in expenses related to billing, collection and customer care activities.

      We expect the aggregate amount of selling, general and administrative expenses to increase as a result of a number of factors, including but not limited to:

•	increasing commission and residual payments owed to indirect dealers and distributors as we sell more digital handsets through these channels;

•	increasing sales, marketing and customer care staffing and related expenses; and

•	continuing aggressive marketing and advertising campaigns.

     Segment (losses) earnings.

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	March 31,	Operating	March 31,	Operating
	2000	Revenues	2001	Revenues	Dollars	Percent

	(dollars in thousands)

Mexico	$(7,517)	(15)%	$(2,189)	(1)%	$5,328	71%

Brazil	(13,329)	(26)%	(13,320)	(10)%	9	—

Argentina	(2,919)	(6)%	(438)	—	2,481	85%

Peru	(3,847)	(7)%	215	—	4,062	106%

Corporate and other	(6,435)	(12)%	(18,332)	(13)%	(11,897)	(185)%

Segment losses	$(34,047)	(66)%	$(34,064)	(24)%	$(17)	—

      We define segment (losses) earnings as earnings before interest, taxes, depreciation and amortization and other nonoperating charges. Although we incurred segment losses across all of our Latin American markets, except Peru, during the three months ended March 31, 2000 and 2001, segment losses in all of our Latin American markets, except Brazil, decreased both in total and as a percentage of each of their related operating revenues. Our increasing customer base generated higher operating revenues in these Latin American markets resulting in lower operating expenses as a percentage of revenues due to the economies of scale achieved as a result of increases in billable system usage. The higher operating revenues generated by our Brazilian operating company were completely offset by increases in cost of revenues and selling, general and administrative expenses, primarily due to an increase in bad debt expense and higher fixed interconnect costs relative to operating revenues.

      The increase in segment losses for corporate and other is primarily the result of increased personnel, facilities and general corporate expenses resulting from increased staffing for support activities required to serve a larger customer base. The increase in segment losses for corporate and other includes $3.9 million attributable to our Philippine operating company, which we began consolidating in the third quarter of 2000, and our Chilean operations, which we acquired in the middle of 2000.

      We expect our segment losses to continue while we expand our digital mobile network and business activities, grow our subscriber base and strengthen the support systems necessary to service our growing number of subscribers.

  Depreciation and amortization.

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	March 31,	Operating	March 31,	Operating
	2000	Revenues	2001	Revenues	Dollars	Percent

	(dollars in thousands)

Depreciation	$26,110	51%	$38,039	27%	$11,929	46%

Amortization	6,391	12%	17,614	13%	11,223	176%

Depreciation and amortization	$32,501	63%	$55,653	40%	$23,152	71%

      Although depreciation increased from the three months ended March 31, 2000 over the comparable 2001 period, it decreased as a percentage of consolidated operating revenues. Depreciation increased in 2001 primarily as a result of placing into service additional transmitter and receiver sites to improve and enhance coverage of our digital mobile networks. We expect the amount of depreciation to continue to increase as we place additional transmitter and receiver sites into service.

      Amortization increased primarily due to our acquisitions of licenses and customer lists completed during the second half of 2000. We expect amortization to increase as we acquire, place into service and continue to amortize intangible assets including licenses and customer lists.

  Interest expense, interest income and other.

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	March 31,	Operating	March 31,	Operating
	2000	Revenues	2001	Revenues	Dollars	Percent

	(dollars in thousands)

Interest expense	$(52,715)	102%	$(72,530)	52%	$(19,815)	(38)%

Interest income	348	1%	4,725	3%	4,377	1,258%

Equity in losses of unconsolidated affiliates	(7,113)	14%	—	—	7,113	100%

Foreign currency transaction gains (losses), net	12,537	24%	(9,762)	(7)%	(22,299)	(178)%

Other expense, net	(364)	—	(468)	—	(104)	(29)%

Minority interest in losses of subsidiaries	2,750	5%	—	—	(2,750)	(100)%

Income tax benefit	212	—	488	—	276	130%

      The increase in interest expense primarily resulted from the issuance of our 12.75% senior serial notes in August 2000.

      The increase in interest income is primarily due to the investment of higher average outstanding cash balances resulting from the net proceeds received from the issuance of our 12.75% senior serial notes in August 2000 and the proceeds received from the issuance of our series A exchangeable redeemable preferred stock in December 2000.

      The decrease in equity in losses of unconsolidated affiliates is due to the consolidation of our Philippine operating company beginning in the third quarter of 2000 and the write-off of our entire investment in our Japanese operating company during the fourth quarter of 2000.

      The foreign currency transaction losses in 2001 are primarily due to the weakening of the Brazilian real as a result of the current economic environments in both Brazil and Argentina. The foreign currency transaction gains in 2000 are primarily attributable to the strengthening of the Brazilian real in that period.

      The increase in other expense, net is primarily due to a $3.2 million write-off of capitalized expenses related to our discontinued initial public offering, offset by the receipt of a $3.1 million cash dividend from TELUS Corporation.

      The decrease in minority interest in losses of subsidiaries is due to our acquisitions of the remaining minority shareholders’ equity interests in our Brazilian and Peruvian operating companies in the second and third quarters of 2000.

Liquidity and Capital Resources

      Working capital decreased by $307.3 million from a working capital surplus of $234.5 million at December 31, 2000 to a working capital deficit of $72.8 million at March 31, 2001. This decrease primarily resulted from the utilization of working capital derived from the issuance of our senior notes in August 2000 and the issuance of our series A exchangeable redeemable preferred stock in December 2000 to fund investing and operating activities during the first quarter of 2001.

      We incurred net losses of $110.9 million in the first quarter 2000 and $167.3 million in the first quarter of 2001. The operating expenses and capital expenditures associated with developing, enhancing and operating our digital mobile networks have more than offset our operating revenues. Our operating expenses, debt service obligations and anticipated capital expenditures are expected to continue to more than offset operating revenues for the next several years. We have consistently used external sources of funds, primarily from the issuance of our series A exchangeable redeemable preferred stock to a wholly owned subsidiary of Nextel Communications and debt incurrences, to fund operations, capital expenditures, acquisitions and other nonoperating needs.

      Cash Flows. We used $88.8 million of net cash in our operating activities during the three months ended March 31, 2001, an increase of $73.1 million compared to the three months ended March 31, 2000. The increase is due primarily to increased interest payments on outstanding debt as well as increased operating expenses to support a larger customer base.

      We used $178.8 million of net cash in our investing activities during the three months ended March 31, 2001, an increase of $107.1 million compared to the three months ended March 31, 2000. This increase is primarily due to increases in capital expenditures and payments for purchases of licenses. Capital expenditures increased $86.2 million to $156.9 million for the three months ended March 31, 2001. The increase in capital expenditures, primarily in Brazil, Mexico and Peru, is part of our strategy to focus on continued expansion and enhancement of digital mobile network coverage in our Latin American markets. Payments for purchases of licenses include $18.1 million paid for licenses in Mexico.

      Our financing activities provided us with $7.5 million of net cash during the three months ended March 31, 2001, a decrease of $52.3 million compared to the three months ended March 31, 2000. During the three months ended March 31, 2001, we had net short-term borrowings from Nextel Communications of $16.0 million and repaid $8.5 million under our long-term credit facilities. During the three months ended March 31, 2000, we borrowed $56.6 million under our international Motorola incremental equipment financing facility.

Future Capital Needs and Resources

      Our strategy is focused on continued expansion and improvement of digital mobile coverage in our Latin American markets, as well as continued support of our other operations. Consistent with this strategy, our business plan has been developed to grow our digital customer base, increase our revenues and improve other key financial performance measurements.

      Our business plan has been developed in anticipation of continuing our accelerated growth, as well as continuing improvements in the financial and operating performance of our digital mobile networks. In August 2000, we filed a registration statement with the Securities and Exchange Commission for a proposed initial public offering of our class A common stock. In March 2001, due to adverse market conditions, we announced our decision to discontinue our initial public offering at that time and withdrew the registration statement. We continue to review our business plan to determine if modifications are necessary in light of our funding expectations.

      We expect that our cash expenditures during the remainder of fiscal year 2001 will be focused on the following items:

•	primarily capital expenditures to continue to expand and improve digital mobile network coverage in existing and targeted future markets, primarily in Latin America;

•	potential acquisitions of additional spectrum to support increased network capacity and reduce future network construction expenditures in our existing digital mobile markets;

•	scheduled payments related to previously contracted acquisitions;

•	debt service requirements; and

•	working capital requirements.

      Included in the estimated aggregate cash funding we believe is necessary to execute our business plan during the remainder of 2001, we have the following commitments:

•	up to $61.4 million of payments for acquisitions of spectrum and businesses;

•	about $41.4 million of interest payments related to our 12.75% senior serial notes due 2010 and scheduled principal payments of about $25.6 million on our currently outstanding indebtedness;

•	about $74.2 million for handsets previously purchased from Motorola; and

•	commitments to purchase at least $230.0 million in network related equipment from Motorola to avoid incurring penalties, of which about $49.3 million has been purchased.

      In April 2001, we received $250.0 million from a wholly owned subsidiary of Nextel Communications in exchange for 2,500 shares of our series A exchangeable redeemable preferred stock. In addition, Nextel Communications has committed to provide us with an aggregate of $500.0 million in additional funding for 2001, comprised of $250.0 million of additional equity and a $250.0 million loan secured by some of our assets. We currently anticipate that this $750.0 million, together with our cash balance at March 31, 2001, will provide adequate cash resources to fund our current business plan through the end of 2001.

      Although we have called upon Nextel Communications to provide us with significant financial support in the past, particularly during 2000, and we are relying on Nextel Communications to provide a very substantial portion of the currently estimated funding needs to implement our business plan during 2001, Nextel Communications has no legal obligation to make any investments or to otherwise advance or make available any funds to us. In addition to the absence of any legal obligation of Nextel Communications to provide funding to us, some of the agreements to which Nextel Communications currently is a party restrict the amount available to Nextel Communications and its relevant subsidiaries for specified purposes, including investments in and advances to us.

      We will require significant additional capital to fund the further expansion and enhancement of our network, to fund our operating losses and for other general corporate purposes after 2001. We recently entered into an agreement in principal with a third party relating to the sale and leaseback of some of the radio tower assets owned by our Mexican operating company. The agreement is expected to provide us with about $100.0 million in cash during 2001. The completion of this transaction is subject to the satisfaction of various conditions, including the approval by our board of directors, the satisfactory completion of due diligence and the receipt of some third party consents. We cannot be sure that this transaction will be completed or that it will be completed in 2001. See “Forward Looking Statements.” We are continuing to review various other potential sources of financing, including public or private debt or equity financing and sales of nonstrategic assets to meet our current and future funding requirements. We may not be able to obtain the funds necessary to pursue our business plan on satisfactory terms, if at all, or if we are able to obtain funds, they may not be sufficient to meet our funding requirements. If we are unable to obtain the funds we require to implement our business plan beyond 2001, or to obtain it on acceptable terms and in a timely manner, we would attempt to take appropriate responsive actions to tailor our activities to our available funding, including making revisions to our business plan to accommodate the reduced funding and to take various measures designed to conserve our available cash for use in funding our existing business activities, such as slowing enhancement and expansion of our network and minimizing or eliminating some expenditures. In particular, we anticipate that we would continue to prioritize our expenditures to focus on our key markets in Latin America.

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

Forward Looking Statements

      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: A number of the statements made in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are not historical or current facts, but deal with potential future circumstances and developments. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy that involve risks and uncertainties. We caution you that these forward-looking statements are only predictions, which are subject to risks and uncertainties, including financial variations, changes in the regulatory environment, industry growth and trend predictions. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operations and results of our wireless communications business also may be subject to the effects of other risks and uncertainties in addition to the other qualifying factors identified in the foregoing “ Management’s Discussion and Analysis of Financial Condition and Results of Operations “ section, including, but not limited to:

•	access to sufficient debt or equity capital to meet our operating and financial needs;

•	the impact that economic conditions in Latin America and other emerging markets, as well as other market conditions, may have on the volatility and availability of equity and debt financing in domestic and international capital markets;

•	general economic conditions in Latin America and other emerging markets and in the market segments that we are targeting for our digital mobile services;

•	regulatory and judicial challenges by our competitors as to the validity of some of our licenses or the scope of the services we provide under our licenses;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet our service deployment and marketing plans and customer demand;

•	potential currency devaluations in countries in which our operating companies conduct business;

•	the accuracy of our estimates of the impact of foreign exchange volatility in our markets as compared to the U.S. dollar;

•	substantive terms of any international financial aid package that may be made available to any country in which our operating companies conduct business;

•	future legislation or regulatory actions relating to our specialized mobile radio services, other wireless communication services or telecommunications generally;

•	the political and social conditions in the countries in which we operate, including political instability, which may affect the economies of our markets and the regulatory schemes in these countries;

•	the success of efforts to improve and satisfactorily address any issues relating to our digital mobile network performance;

•	market acceptance of our new service offerings, including Nextel Worldwide, digital two-way mobile data or Internet connectivity services;

•	the continued successful performance of the technology being deployed in our service areas and the success of technology to be deployed in connection with any future introduction of digital two-way mobile data or Internet connectivity services;

•	the ability to achieve and maintain market penetration and average subscriber revenue levels sufficient to provide financial viability to our digital mobile network business;

•	our ability to manage rapid growth, including our ability to timely and successfully accomplish required enhancement and expansion of our networks and scale-up of our billing, collection, customer care and similar back-office operations to keep pace with anticipated customer growth, increased system usage rates and growth in levels of accounts receivables being generated by the digital mobile network customer base;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular services and personal communications services; and

•	other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended December 31, 2000.

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

      We hold an investment in the common stock of TELUS Corporation, a publicly traded Canadian company, which had a fair value of $266.3 million at March 31, 2001. We report our investment in TELUS at its fair market value in our financial statements. Negative fluctuations in the stock price of TELUS expose us to equity price risks. A 10% decline in the stock price would have resulted in a $26.6 million decrease in the fair value of our investment in TELUS.

      We also own a warrant to purchase the common stock of China United Telecommunications Corporation, a publicly traded Hong Kong company referred to as Unicom, which had a fair value, as determined using the Black-Scholes option-pricing model, of $0.4 million at March 31, 2001. The warrant is scheduled to expire in June 2001. We report our investment in the Unicom warrant at its fair market value in our financial statements. Negative fluctuations in the stock price of Unicom expose us to equity price risks. A 10% decline in the stock price of Unicom would have resulted in a $0.2 million decrease in the fair value of the Unicom warrant, as determined using the Black-Scholes option-pricing model.

      The table below presents principal cash flows and related interest rates by year of maturity for our fixed and variable rate debt obligations at March 31, 2001. Fair values are determined based on quoted market prices for our senior notes and carrying values for our bank and vendor credit facilities at March 31, 2001 as interest rates are reset periodically.

      Descriptions of our senior notes and bank and vendor credit facilities are contained in note 7 to the audited consolidated financial statements included in our 2000 annual report on Form 10-K and in note 3 to our condensed consolidated financial statements presented in Item 1 of this quarterly report and should be read in conjunction with the table below.

	Year of Maturity
							Total Due	Fair
	2001	2002	2003	2004	2005	Thereafter	At Maturity	Value

	(dollars in thousands)

Long-Term Debt:

Fixed Rate	$623	$480	$—	$—	$—	$2,331,463	$2,332,566	$1,386,566

Average Interest Rate	14.5%	14.5%	—	—	—	12.7%	12.7%

Variable Rate	$25,000	$73,958	$219,151	$93,750	$75,000	$28,125	$514,984	$514,984

Average Interest Rate	9.9%	10.6%	10.5%	11.1%	11.1%	11.2%	10.7%

PART II — OTHER INFORMATION.

Item 1.  Legal Proceedings.

      We and/or our managed operating companies are parties to certain legal proceedings that are described in our 2000 annual report on Form 10-K. During the three months ended March 31, 2001, there were no material changes in the status of or developments regarding those legal proceedings that have not been previously disclosed in our 2000 annual report on Form 10-K. In addition, some of our competitors are currently challenging in administrative or judicial proceedings, the validity of some of our licenses or the scope of services we provide under those licenses, particularly in Chile, Mexico and Peru.

Item 6.  Exhibits and Reports on Form 8-K.

      (a)  List of Exhibits.

Exhibit
Number	Exhibit Description

10.1	Fourth Amendment to Master Equipment Financing Agreement, dated as of February 19, 2001, by and between Nextel International, Inc. and Motorola Credit Corporation, as Administrative Agent and Collateral Agent (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on February 22, 2001 and incorporated herein by reference).
10.2	Second Amendment to Secured Loan Agreement, dated as of February 19, 2001, by and between Nextel International, Inc. and Motorola Credit Corporation (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on February 22, 2001 and incorporated herein by reference).
10.3	First Amendment to Amended and Restated Equipment Financing Agreement, dated as of February 19, 2001, by and among McCaw International (Brazil), Ltd. and Motorola Credit Corporation (filed as Exhibit 10.4 to the Current Report on Form 8-K filed on February 22, 2001 and incorporated herein by reference).
10.4	iDEN® Infrastructure Minimum Purchase Commitment Agreement, effective as of January 1, 2001, by and between Motorola, Inc. by and through its Global Telecom Solutions Sector, Telecom Carrier Solutions Group and Nextel International, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 22, 2001 and incorporated herein by reference).

      (b)  Reports on Form 8-K.

(i)	On February 14, 2001 we filed a current report on Form 8-K with the Securities and Exchange Commission reporting under Item 5, the announcement that our parent company had issued a press release announcing a conference call to discuss 2000 year-end financial results.

(ii)	On February 16, 2001 we filed a current report on Form 8-K with the Securities and Exchange Commission reporting under Item 5, the announcement by our parent company of our summary financial results and other data for the quarter and year ended December 31, 2000.

(iii)	On February 22, 2001, we filed a current report on Form 8-K with the Securities and Exchange Commission reporting under Item 5, the filing of our audited consolidated balance sheets as of December 31, 1999 and 2000, and our audited consolidated statements of operations, changes in stockholder’s equity (deficit) and cash flows for the years ended December 31, 1998, 1999 and 2000.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTEL INTERNATIONAL, INC.

By:	/s/ J. VICENTE RIOS

Date: May 15, 2001

J. Vicente Rios

Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.1	Fourth Amendment to Master Equipment Financing Agreement, dated as of February 19, 2001, by and between Nextel International, Inc. and Motorola Credit Corporation, as Administrative Agent and Collateral Agent (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on February 22, 2001 and incorporated herein by reference).
10.2	Second Amendment to Secured Loan Agreement, dated as of February 19, 2001, by and between Nextel International, Inc. and Motorola Credit Corporation (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on February 22, 2001 and incorporated herein by reference).
10.3	First Amendment to Amended and Restated Equipment Financing Agreement, dated as of February 19, 2001, by and among McCaw International (Brazil), Ltd. and Motorola Credit Corporation (filed as Exhibit 10.4 to the Current Report on Form 8-K filed on February 22, 2001 and incorporated herein by reference).
10.4	iDEN® Infrastructure Minimum Purchase Commitment Agreement, effective as of January 1, 2001, by and between Motorola, Inc. by and through its Global Telecom Solutions Sector, Telecom Carrier Solutions Group and Nextel International, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 22, 2001 and incorporated herein by reference).