Form 10-Q
period 2001-06-30
NEXTEL INTERNATIONAL INC
filed 2001-08-10
CIK 1037016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001
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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on July 31, 2001

Class A common stock, $0.001 par value	0
Class B common stock, $0.001 par value	270,382,103

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION.

Item 1.  Financial Statements — Unaudited.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2001 and December 31, 2000
(in thousands)
Unaudited

	2001	2000

ASSETS

Current assets

Cash and cash equivalents	$212,064	$473,707

Restricted cash	11,526	145

Accounts receivable, less allowance for doubtful accounts of $31,776 and $22,163	109,479	73,178

Handset and accessory inventory	33,429	26,724

Prepaid expenses and other	93,707	86,200

Total current assets	460,205	659,954

Investments	288,576	357,610

Property, plant and equipment, net of accumulated depreciation of $261,676 and $194,201	1,303,018	1,070,127

Intangible assets, net of accumulated amortization of $128,791 and $100,578	910,872	978,140

Other assets	138,045	127,395

	$3,100,716	$3,193,226

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities

Accounts payable, accrued expenses and other	$292,170	$217,073

Accrued interest	46,169	44,581

Due to related parties	160,907	129,636

Current portion of long-term debt	34,211	34,149

Total current liabilities	533,457	425,439

Long-term debt	2,555,210	2,485,134

Deferred income taxes and other	181,523	201,049

Total liabilities	3,270,190	3,111,622

Contingencies (note 3)

Stockholders’ (deficit) equity

Series A exchangeable redeemable preferred stock, 8 and 6 shares issued and outstanding; accreted liquidation preference of $862,984 and $567,953	800,300	550,300

Common stock, class B, 271,037 shares issued and 271,025 shares outstanding	271	271

Paid-in capital	938,710	941,921

Accumulated deficit	(1,658,319)	(1,277,176)

Treasury stock, at cost, 12 shares	(62)	(62)

Deferred compensation, net	(2,236)	(5,173)

Accumulated other comprehensive loss	(248,138)	(128,477)

Total stockholders’ (deficit) equity	(169,474)	81,604

	$3,100,716	$3,193,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Six and Three Months Ended June 30, 2001 and 2000
(in thousands, except per share amounts)
Unaudited

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Operating revenues	$299,817	$120,181	$160,661	$68,606

Operating expenses

Cost of revenues	155,132	67,680	84,369	36,624

Selling, general and administrative	212,288	120,003	109,831	65,437

Depreciation and amortization	113,493	65,183	57,840	32,682

	480,913	252,866	252,040	134,743

Operating loss	(181,096)	(132,685)	(91,379)	(66,137)

Other income (expense)

Interest expense	(146,662)	(106,660)	(74,132)	(53,945)

Interest income	7,678	5,547	2,953	5,199

Foreign currency transaction (losses) gains, net	(54,791)	5,922	(45,029)	(6,615)

Equity in losses of unconsolidated affiliates	—	(17,284)	—	(10,171)

Minority interest in losses of subsidiaries	—	6,504	—	3,754

Other, net	(6,266)	(1,906)	(5,798)	(1,542)

	(200,041)	(107,877)	(122,006)	(63,320)

Loss before income tax provision	(381,137)	(240,562)	(213,385)	(129,457)

Income tax provision	(6)	(368)	(494)	(580)

Net loss	(381,143)	(240,930)	(213,879)	(130,037)

Accretion of series A exchangeable redeemable preferred stock to liquidation preference value	—	(61,334)	—	(61,334)

Loss attributable to common stockholders	$(381,143)	$(302,264)	$(213,879)	$(191,371)

Loss per share attributable to common stockholders, basic and diluted	$(1.41)	$(1.34)	$(0.79)	$(0.83)

Weighted average number of common shares outstanding	271,025	225,633	271,025	230,913

Comprehensive loss, net of income tax

Unrealized (loss) gain on available-for-sale securities, net of reclassification adjustment of $3,700 in 2001	$(61,273)	$(35,975)	$27,522	$(73,055)

Foreign currency translation adjustment	(58,388)	7,918	(12,591)	(10,920)

Other comprehensive (loss) income	(119,661)	(28,057)	14,931	(83,975)

Net loss	(381,143)	(240,930)	(213,879)	(130,037)

	$(500,804)	$(268,987)	$(198,948)	$(214,012)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
For the Six Months Ended June 30, 2001
(in thousands)
Unaudited

	Series A		Class B
	Preferred Stock		Common Stock				Treasury Stock
					Paid-in	Accumulated			Deferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Compensation

Balance, January 1, 2001	6	$550,300	271,025	$271	$941,921	$(1,277,176)	12	$(62)	$(5,173)

Net loss						(381,143)

Other comprehensive loss

Issuance of series A exchangeable redeemable preferred stock to parent	2	250,000

Deferred compensation					(3,211)				2,937

Balance, June 30, 2001	8	$800,300	271,025	$271	$938,710	$(1,658,319)	12	$(62)	$(2,236)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Other
	Comprehensive
	Loss	Total

Balance, January 1, 2001	$(128,477)	$81,604

Net loss		(381,143)

Other comprehensive loss	(119,661)	(119,661)

Issuance of series A exchangeable redeemable preferred stock to parent		250,000

Deferred compensation		(274)

Balance, June 30, 2001	$(248,138)	$(169,474)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2001 and 2000
(in thousands)
Unaudited

	2001	2000

Cash flows from operating activities

Net loss	$(381,143)	$(240,930)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of debt financing costs and accretion of senior redeemable discount notes	90,579	71,645

Depreciation and amortization	113,493	65,183

Provision for losses on accounts receivable	17,303	8,690

Foreign currency transaction losses (gains), net	54,791	(5,922)

Equity in losses of unconsolidated affiliates	—	17,284

Minority interest in losses of subsidiaries	—	(6,504)

Income tax (benefit) provision	(944)	368

Other, net	7,243	139

Change in assets and liabilities:

Accounts receivable	(50,945)	(21,312)

Handset and accessory inventory	(6,049)	(9,310)

Prepaid and other assets	(15,303)	(29,399)

Accounts payable, accrued expenses and other	61,761	48,294

Net cash used in operating activities	(109,214)	(101,774)

Cash flows from investing activities

Capital expenditures	(364,605)	(141,380)

Payments for acquisitions, purchases of licenses and other	(27,878)	(83,001)

Payments for investments in and advances to affiliates	—	(1,084)

Purchase of short-term investments	—	(29,518)

Net cash used in investing activities	(392,483)	(254,983)

Cash flows from financing activities

Proceeds from issuance of series A exchangeable redeemable preferred stock to parent	250,000	442,685

Borrowings from (repayments to) parent, net	17,992	(1,586)

Borrowings under long-term credit facilities	—	88,142

Repayments under long-term credit facilities	(17,060)	(13,240)

(Increase) decrease in restricted cash	(11,381)	3,649

Capital contributions from minority stockholders	—	6,223

Proceeds from exercise of stock options and warrants	—	1,721

Net cash provided by financing activities	239,551	527,594

Effect of exchange rate changes on cash and cash equivalents	503	219

Net (decrease) increase in cash and cash equivalents	(261,643)	171,056

Cash and cash equivalents, beginning of period	473,707	96,379

Cash and cash equivalents, end of period	$212,064	$267,435

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

      You should read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2000 and our quarterly report on Form 10-Q for the quarter ended March 31, 2001. You should not expect results of operations of interim periods to be an indication of the results for a full year.

      Cash and Cash Equivalents. A portion of our cash and cash equivalents held by our Brazilian and Argentine operating companies is not available to fund any of the cash needs of Nextel International or any of our other subsidiaries due to limitations contained in debt covenants related to those operations. The portion of our cash and cash equivalents limited for use in our Brazilian and Argentine subsidiaries was $28.1 million at June 30, 2001 and $37.1 million at December 31, 2000.

      Restricted Cash. Restricted cash represents cash that we placed in escrow to fund debt obligations and is not available to fund any of the cash needs of Nextel International or any of our subsidiaries.

      Accumulated Other Comprehensive Loss.

	June 30,	December 31,
	2001	2000

	(in thousands)

Unrealized (loss) gain on available-for-sale securities, net	$(55,501)	$5,772

Cumulative foreign currency translation adjustment	(192,637)	(134,249)

	$(248,138)	$(128,477)

      Supplemental Cash Flow Information.

	Six Months Ended
	June 30,

	2001	2000

	(in thousands)

Capital expenditures

Cash paid for capital expenditures, including interest capitalized	$364,605	$141,380

Changes in noncash capital expenditures, including accreted interest capitalized	28,986	118,425

	$393,591	$259,805

Cash paid for interest, net of amounts capitalized	$54,495	$45,962

      New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts, and for hedging activities. Effective January 1, 2001, we adopted SFAS No. 133, and with respect to derivative instruments embedded in other contracts, we applied SFAS No. 133 to all contracts issued,

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

Notes To Condensed Consolidated Financial Statements — (Continued)

acquired or substantively modified after December 31, 1998. The adoption of SFAS No. 133 did not have a material impact on our financial position or results of operations.

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

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” which addresses the accounting and reporting for business combinations and broadens the criteria for recording intangible assets separate from goodwill. On July 1, 2001, we adopted SFAS No. 141 which requires us to use the purchase method of accounting for all business combinations initiated after June 30, 2001.

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses the accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized but to be tested for impairment at least annually. Intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization and nonamortization provisions of SFAS No. 142 will be applied to all goodwill and intangible assets acquired after June 30, 2001. Effective January 1, 2002, we are required to and will apply all other provisions of SFAS No. 142 to all goodwill and intangible assets recognized on our financial statements at that date. We are in the process of evaluating the impact of applying these provisions on our financial position and results of operations.

      Reclassifications and Other. We have reclassified some prior period amounts to conform to our current year presentation.

      As a result of our adoption of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” we recognized revenues from digital handset sales and equal amounts of cost of revenues during the following periods that are attributable to handset sales previously reported in periods prior to 2000 as follows:

	2001	2000

	(in thousands)

Six months ended June 30	$6,460	$8,503

Three months ended June 30	3,090	4,252

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

Notes To Condensed Consolidated Financial Statements — (Continued)

Note 2.  Long-term Debt

	June 30,	December 31,
	2001	2000

	(dollars in thousands)

13.0% senior redeemable discount notes due 2007, net of unamortized discount of $102,663 and $155,791	$848,800	$795,672

12.125% senior serial redeemable discount notes due 2008, net of unamortized discount of $138,411 and $172,237	591,589	557,763

12.75% senior serial redeemable notes due 2010, net of unamortized discount of $8,521 and $8,765	641,479	641,235

International Motorola equipment financing facility	225,000	225,000

International Motorola incremental equipment financing facility	56,650	56,650

Brazil Motorola equipment financing facility	100,000	100,000

Argentina credit facility	83,334	94,445

Motorola Argentina incremental facility	41,666	47,222

Other	903	1,296

	2,589,421	2,519,283

Less current portion	(34,211)	(34,149)

	$2,555,210	$2,485,134

      Amendments to Credit Facilities. In February 2001, we amended our international Motorola equipment financing facility, our international Motorola incremental equipment financing facility and our Brazil Motorola equipment financing facility to defer future repayments due under these facilities for 18 months. The amendment to our international Motorola equipment financing facility defers repayment of amounts due until December 31, 2002 and extends the maturity to June 30, 2006. The amendment to our international Motorola incremental equipment financing facility defers repayment of amounts due until June 30, 2003. The amendment to our Brazil Motorola equipment financing facility defers remaining semiannual installments until December 31, 2002, with the final payment due on June 30, 2005.

Note 3.  Contingencies

      See “Part II, Item 1. Legal Proceedings” for a discussion of legal matters.

Note 4.  Capital Stock

      Additional Capital. On April 25, 2001, we issued 2,500 shares of our series A exchangeable redeemable preferred stock to a wholly owned subsidiary of Nextel Communications for cash proceeds of $250.0 million.

Note 5.  Segment Reporting

      We operate in four reportable segments: 1) Mexico, 2) Brazil, 3) Argentina and 4) Peru. The operations of all other businesses that fall below the reporting thresholds are classified in the Corporate and other segment below, which includes our Philippine operating company, which we began consolidating late in the third quarter of 2000, our Chilean operating companies, which we purchased in the middle of 2000, and the corporate entity which holds our investments in Japan and Canada. We evaluate performance of these segments and allocate resources to them based on capital expenditure requirements and (losses) earnings

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

Notes To Condensed Consolidated Financial Statements — (Continued)

before interest, taxes, depreciation, amortization and other nonoperating charges, referred to as segment (losses) earnings. Intercompany eliminations are included in Corporate and other.

					Corporate
	Mexico	Brazil	Argentina	Peru	and other	Consolidated

	(in thousands)

Six Months Ended June 30, 2001

Operating revenues	$116,484	$85,985	$58,381	$29,940	$9,027	$299,817

Segment (losses) earnings	$(2,117)	$(35,907)	$(769)	$944	$(29,754)	$(67,603)

Depreciation and amortization	(28,007)	(36,867)	(21,298)	(12,418)	(14,903)	(113,493)

Interest expense, net	(6,616)	(122)	(7,315)	(2,241)	(122,690)	(138,984)

Foreign currency transaction gains (losses), net	2,067	(51,610)	—	(508)	(4,740)	(54,791)

Other income (expense), net	125	(3,474)	(1,636)	(110)	(1,171)	(6,266)

Loss before income tax provision	$(34,548)	$(127,980)	$(31,018)	$(14,333)	$(173,258)	$(381,137)

Capital expenditures	$133,268	$146,310	$40,015	$44,948	$29,050	$393,591

Six Months Ended June 30, 2000

Operating revenues	$37,950	$40,354	$33,168	$8,554	$155	$120,181

Segment losses	$(16,933)	$(21,087)	$(7,608)	$(7,735)	$(14,139)	$(67,502)

Depreciation and amortization	(14,830)	(22,838)	(21,687)	(4,416)	(1,412)	(65,183)

Interest income (expense), net	127	(8,304)	(6,772)	(869)	(85,295)	(101,113)

Foreign currency transaction gains (losses), net	65	5,986	—	(110)	(19)	5,922

Equity in losses of unconsolidated affiliates	—	—	—	—	(17,284)	(17,284)

Minority interest in losses of subsidiaries	—	3,721	—	2,783	—	6,504

Other (expense) income, net	(30)	(684)	(637)	197	(752)	(1,906)

Loss before income tax provision	$(31,601)	$(43,206)	$(36,704)	$(10,150)	$(118,901)	$(240,562)

Capital expenditures	$78,404	$117,926	$39,141	$23,407	$927	$259,805

Three Months Ended June 30, 2001

Operating revenues	$64,449	$44,225	$31,235	$16,141	$4,611	$160,661

Segment earnings (losses)	$72	$(22,587)	$(331)	$729	$(11,422)	$(33,539)

Depreciation and amortization	(14,341)	(18,618)	(10,762)	(6,402)	(7,717)	(57,840)

Interest expense, net	(2,647)	(867)	(3,193)	(774)	(63,698)	(71,179)

Foreign currency transaction gains (losses), net	4,825	(39,644)	—	(526)	(9,684)	(45,029)

Other income (expense), net	234	(3,176)	(1,397)	(105)	(1,354)	(5,798)

Loss before income tax provision	$(11,857)	$(84,892)	$(15,683)	$(7,078)	$(93,875)	$(213,385)

Capital expenditures	$84,136	$39,444	$17,855	$18,356	$14,100	$173,891

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

Notes To Condensed Consolidated Financial Statements — (Continued)

					Corporate
	Mexico	Brazil	Argentina	Peru	and other	Consolidated

	(in thousands)

Three Months Ended June 30, 2000

Operating revenues	$21,882	$22,994	$18,079	$5,496	$155	$68,606

Segment losses	$(9,416)	$(7,758)	$(4,689)	$(3,888)	$(7,704)	$(33,455)

Depreciation and amortization	(7,589)	(11,584)	(10,185)	(2,427)	(897)	(32,682)

Interest income (expense), net	61	(4,906)	(3,040)	(532)	(40,329)	(48,746)

Foreign currency transaction losses, net	(438)	(5,957)	—	(208)	(12)	(6,615)

Equity in losses of unconsolidated affiliates	—	—	—	—	(10,171)	(10,171)

Minority interest in losses of subsidiaries	—	2,904	—	850	—	3,754

Other (expense) income, net	(91)	(731)	(296)	1	(425)	(1,542)

Loss before income tax provision	$(17,473)	$(28,032)	$(18,210)	$(6,204)	$(59,538)	$(129,457)

Capital expenditures	$49,761	$66,700	$17,132	$9,235	$511	$143,339

June 30, 2001

Property, plant and equipment, net	$423,990	$451,756	$205,754	$133,884	$87,634	$1,303,018

Identifiable assets	$943,474	$837,417	$387,646	$260,613	$671,566	$3,100,716

December 31, 2000

Property, plant and equipment, net	$303,443	$415,943	$185,332	$96,401	$69,008	$1,070,127

Identifiable assets	$771,638	$871,940	$355,042	$210,311	$984,295	$3,193,226

Note 6.  Subsequent Event

      In July 2001, we issued 2,500 shares of our series A exchangeable redeemable preferred stock to a wholly owned subsidiary of Nextel Communications for cash proceeds of $250.0 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      The following is a discussion and analysis of:

•	our consolidated financial condition and results of operations for the six- and three-month periods ended June 30, 2001 and 2000; and

•	significant factors that could affect our prospective financial condition and results of operations.

You should read this discussion in conjunction with our annual report on Form 10-K for the year ended December 31, 2000 and our quarterly report on Form 10-Q for the quarter ended March 31, 2001. Historical results may not indicate future performance. See “Forward Looking Statements.”

      The accounts of our consolidated non-U.S. subsidiaries are presented utilizing accounts as of a date one month earlier than the accounts of our U.S. subsidiaries to ensure timely reporting of consolidated results. Information provided herein regarding digital handsets in service is presented as of the end of the applicable calendar quarter.

      We provide wireless services targeted at meeting the needs of business customers in selected international markets. Our principal operations are in major business centers and related transportation corridors of Brazil, Mexico, Argentina and Peru. In addition, we own analog specialized mobile radio companies in Chile. We also own, directly and indirectly, a 59.1% interest in a digital mobile services provider in the Philippines. In addition to our Latin American and Philippine operating companies, which we refer to as our managed operating companies, we have a 4.7% non-voting interest in TELUS Corporation, a Canadian telecommunications company, and a 32.1% interest in NEXNET Co., Ltd., a digital enhanced specialized mobile radio provider in Japan.

      We use a single transmission technology called integrated digital enhanced network, or iDEN®, technology developed by Motorola, Inc. to provide our digital mobile services on 800 MHz spectrum holdings in our managed operating companies. This technology allows us to use our spectrum more efficiently and offer multiple digital wireless services integrated on one digital handset device. We are designing our digital mobile networks to support multiple digital wireless services, including:

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

      We also offer wide-area digital two-way radio dispatch service in our Latin American markets, except in Chile, which allows our customers to use our Nextel Direct Connect service throughout our service areas in a particular country.

      In February 2001, we introduced the “i2000plus™” handset in selected markets. This is our first global handset with Internet capabilities. The i2000plus, like the “i2000™” is a dual-mode handset manufactured by Motorola that operates on both iDEN technology and the Global System for Mobile Communications, or GSM, digital wireless technology that is the current digital cellular communications standard in Europe and elsewhere. Using the i2000 or the i2000plus, our customers can roam internationally when traveling between our markets and other cities or countries in which either iDEN 800 MHz or GSM 900 MHz networks are operating and which are covered by our roaming arrangements. We currently have about 113 roaming agreements with operators of iDEN 800 MHz and GSM 900 MHz networks in about 65 countries and territories, not all of which are currently operational.

      In January 2001, our Mexican operating company purchased licenses from Radiocom del Pacifico, S.A. de C.V. and from Telecomunicaciones Moviles de Mexico S.A. de C.V. Our Mexican operating company paid Radiocom del Pacifico $11.7 million, including $1.5 million in refundable value-added taxes, and paid Telecomunicaciones Moviles de Mexico $10.1 million, including $1.3 million in refundable value-added taxes, at the closings.

      In January 2001, we increased our total direct and indirect ownership interest in our Philippine operating company from 51.1% to 59.1% by purchasing minority owners’ equity interests for $3.7 million.

      The table below provides an overview of our total and proportionate share of digital handsets in service as of June 30, 2001 and 2000. For purposes of the table, total digital handsets in service represents all digital handsets in use on the digital mobile networks of each of the operating companies. Proportionate digital handsets in service represents our proportionate share of that total, based on our percentage equity ownership interest of the operating company in the relevant country.

			Proportionate Digital
	Total Digital Handsets		Handsets

	June 30,	June 30,	June 30,	June 30,
Country	2000	2001	2000	2001

	(in thousands)

Brazil	204	404	187	404

Mexico	133	326	133	326

Argentina	90	176	90	176

Peru	42	91	42	91

Chile	—	—	—	—

Total Latin America	469	997	452	997

Philippines	37	47	14	28

Total managed operating companies	506	1,044	466	1,025

Japan	48	50	15	16

Canada	672	2,332	97	109

Total	1,226	3,426	578	1,150

Brazil Subscriber Base Adjustment

      In the course of performing a detailed review of our subscriber base in Brazil, we identified a number of handsets that were classified as in service under our then applicable policies and practices, but were not in active use or generating revenue. These handsets were placed in “temporary suspend” status under these policies and practices for various reasons, including the following:

•	the handsets were denied calling privileges due to unresolved past due amounts or due to suspected fraudulent or improper usage;

•	the customer requested “temporary suspend” status for a variety of reasons, ranging from seasonal work patterns to extended absence from the service area; and

•	the handsets were in for repair or were reported lost or stolen.

      We have decided to adjust our policies and practices in Brazil to shorten the length of time that a handset will be allowed to remain in “temporary suspend” status without generating revenue. Applying the revised policies and practices to the handsets in “temporary suspend” status, we determined it was necessary to take a one time adjustment of existing handsets in “temporary suspend” status, reducing our ending handsets in service in Brazil by about 39,000 handsets.

      Because none of the handsets in “temporary suspend” status are generating revenue, this adjustment will have no adverse impact on our operating revenues. The total number of handsets we estimate to be in

“temporary suspend” status after this adjustment is not material in comparison to the total reported handsets in service at June 30, 2001. We fully implemented these adjustments to our policies and practices in Brazil during the second quarter, and no continuing “prior period” effect should be associated with handsets in temporary suspend status in future periods.

Recent Economic Developments in Latin America

      Brazil. Brazil has recently experienced an economic slowdown, which resulted in a decline in the value of the Brazilian real to the U.S. dollar exchange rate of about 15% during the second quarter and about 20% year to date. As a result, we recognized foreign currency transaction losses of $39.6 million during the second quarter and $51.6 million year to date. Subsequent to the end of the second quarter, the Brazilian real has continued to decline in value. If this decline continues, we may incur further foreign currency transaction losses, and the decline may have an adverse impact on our operating revenues in Brazil in future periods.

      A recent drought in Brazil has resulted in a severe energy shortage in that country, as a significant portion of Brazil’s electricity supply is derived from hydroelectric power. In May 2001, the Brazilian government announced an energy rationing plan under which all consumers must reduce their consumption of electricity by 20% compared to the same period in the prior year or face fines and/or forced interruption of power. If energy rationing does not reduce consumption sufficiently, the government is considering holidays and other measures in an effort to avoid the need for energy blackouts. The reduced supply of energy in Brazil has also resulted in higher market prices for electricity. The energy shortage may slow the growth of our Brazilian operations and may cause our energy costs there to increase. We are taking measures to reduce the impact of the shortage on our operations, including the investigation of alternative sources of power, but our efforts may not significantly diminish any potential continuing impact.

      Argentina. In Argentina, a continued economic recession has led to increasing concerns regarding the Argentine government’s ability to repay its debt. In partial response to these concerns, the Argentine government implemented a new exchange rate system in June 2001. Under the new system, the current pegged exchange rate of one U.S. dollar to one Argentine peso will be modified to permit the peso to float at a 50-50 average of the dollar and the euro, the European common currency. This new system will not take effect until the market exchange rate for the U.S. dollar and euro reaches one-to-one parity. In the interim, a new dual exchange rate system will take effect, under which the current U.S. dollar to Argentine peso rate will continue to apply to all transactions within the country, but a new commercial exchange rate will apply to all exports out of, and imports into, the country. For imports into Argentina, the new commercial exchange rate will be applied in the form of an import duty collected at the port of entry into Argentina, increasing the cost of importing goods into the country. As a result, we expect that the new commercial rate will increase the cost of our equipment and handset purchases, depending on future changes in the U.S. dollar and euro rates.

Results of Operations

      Operating revenues.

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	June 30,	Operating	June 30,	Operating
	2000	Revenues	2001	Revenues	Dollars	Percent

	(dollars in thousands)
Six Months Ended

Mexico	$37,950	32%	$116,484	39%	$78,534	207%

Brazil	40,354	33%	85,985	29%	45,631	113%

Argentina	33,168	28%	58,381	19%	25,213	76%

Peru	8,554	7%	29,940	10%	21,386	250%

Corporate & other	155	—	9,027	3%	8,872	NM

Operating revenues	$120,181	100%	$299,817	100%	$179,636	149%

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	June 30,	Operating	June 30,	Operating
	2000	Revenues	2001	Revenues	Dollars	Percent

	(dollars in thousands)
Three Months Ended

Mexico	$21,882	32%	$64,449	40%	$42,567	195%

Brazil	22,994	34%	44,225	28%	21,231	92%

Argentina	18,079	26%	31,235	19%	13,156	73%

Peru	5,496	8%	16,141	10%	10,645	194%

Corporate & other	155	—	4,611	3%	4,456	NM

Operating revenues	$68,606	100%	$160,661	100%	$92,055	134%

					Handsets	Percent

Digital handsets in service at end of period for consolidated operating companies	469	—	1,044	—	575	123%

NM-Not Meaningful

      The increase in operating revenues for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 consists of a 157% increase in wireless service and other revenues of $174.5 million to $285.3 million and a 55% increase in digital handset and accessory sales of $5.1 million to $14.5 million. The increase in operating revenues for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 consists of a 141% increase in wireless service and other revenues of $89.4 million to $153.0 million and a 54% increase in digital handset and accessory sales of $2.7 million to $7.7 million.

      Our wireless service and other revenues increased principally as a result of a 123% increase in the number of digital handsets in service in our consolidated operating companies from June 30, 2000 to June 30, 2001, particularly in our Brazilian and Mexican operating companies, which represented 68% of the total increase. The successful introduction of higher priced monthly service plans, primarily in Mexico, also contributed to the growth in wireless service and other revenues and has generated higher average monthly revenues per digital handset.

      As a result of increasing competitive pressures and the current economic environments in which we operate, we have provided more competitive service pricing plans targeted at meeting more of our customers’ needs, including a variety of fixed-rate plans offering higher nonbillable monthly minutes and other integrated services and features. Except for the new service plans offered in Mexico, these plans have generally resulted in comparatively lower billable minutes of use. As a result, wireless service revenues in some of our markets have not grown as rapidly as the number of digital handsets in service and minutes of use.

      In Brazil, the increase in our operating revenues was partially offset by the effect of translating our Brazilian real based revenues into U.S. dollars during a period when the Brazilian real to the U.S. dollar exchange rate declined in value.

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

      Corporate and other operating revenues for the six and three months ended June 30, 2001 primarily represent revenues generated by our Philippine operating company, which we began consolidating during the third quarter of 2000.

      We expect our revenues to continue to increase as we sell more handsets, provide wireless services to new subscribers and introduce new products and services.

      Cost of revenues.

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	June 30,	Operating	June 30,	Operating
	2000	Revenues	2001	Revenues	Dollars	Percent

	(dollars in thousands)
Six Months Ended

Mexico	$21,210	18%	$51,121	17%	$29,911	141%

Brazil	24,005	20%	59,022	20%	35,017	146%

Argentina	14,985	12%	24,117	8%	9,132	61%

Peru	7,454	6%	14,743	5%	7,289	98%

Corporate & other	26	—	6,129	2%	6,103	NM

Cost of revenues	$67,680	56%	$155,132	52%	$87,452	129%

Three Months Ended

Mexico	$11,186	16%	$27,237	17%	$16,051	143%

Brazil	12,776	19%	33,976	21%	21,200	166%

Argentina	8,113	12%	12,463	8%	4,350	54%

Peru	4,523	6%	8,261	5%	3,738	83%

Corporate & other	26	—	2,432	2%	2,406	NM

Cost of revenues	$36,624	53%	$84,369	53%	$47,745	130%

NM-Not Meaningful

      The increase in cost of revenues for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 consists of a 176% increase in cost of providing wireless services of $52.3 million to $81.9 million and a 93% increase in cost of digital handset and accessory sales of $35.2 million to $73.2 million. The increase in cost of revenues for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 consists of a 199% increase in cost of providing wireless services of $31.3 million to $47.0 million and a 79% increase in cost of digital handset and accessory sales of $16.4 million to $37.4 million.

      The increase in cost of wireless service revenues across all of our consolidated operating companies is primarily attributable to the following factors:

•	an increase in variable costs related to interconnect fees on significantly higher system minutes of use; and

•	an increase in site ground lease and utility expenses that we incurred due to an 83% increase in the number of transmitter and receiver sites placed into service in our consolidated operating companies from June 30, 2000 to June 30, 2001.

      In Brazil, the increase in cost of wireless service revenues was also impacted by the following:

•	nonrecurring charges incurred during the second quarter of 2001 by our Brazilian operating company related to the resolution of disputes with local carriers over minutes of use; and

•	fixed interconnect costs per minute of use that are comparatively higher than those incurred by our other consolidated operating companies, due to fixed contracts with local carriers that provide excess capacity.

These increases were partially offset by the effect of translating our Brazilian real based cost of revenues into U.S. dollars during a period when the Brazilian real to the U.S. dollar exchange rate declined in value.

      We are currently attempting to renegotiate our contracts with the local phone carriers in Brazil to provide reduced capacity levels that more closely reflect our capacity needs and thereby reduce our total interconnect costs. We cannot be sure that we will be successful in renegotiating these contracts or that the new contracts will result in a decrease in our total interconnect costs. See “Forward Looking Statements.”

      The increase in cost of digital handset and accessory sales is primarily due to the increase in digital handsets sold by our consolidated operating companies, partially offset by a decrease in the average cost we paid for the digital handsets sold.

      Corporate and other cost of revenues for the six and three months ended June 30, 2001 primarily represents costs incurred by our Philippine operating company, which we began consolidating during the third quarter of 2000.

      We expect the amount of cost of revenues to increase as we place more switches and transmitter and receiver sites into service, as customer usage of our digital mobile networks increases and as we sell more digital handsets and accessories and provide services to more subscribers.

      Selling, general and administrative expenses.

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	June 30,	Operating	June 30,	Operating
	2000	Revenues	2001	Revenues	Dollars	Percent

	(dollars in thousands)
Six Months Ended

Selling and marketing	$63,214	53%	$104,116	35%	$40,902	65%

General and administrative	56,789	47%	108,172	36%	51,383	90%

Selling, general and administrative	$120,003	100%	$212,288	71%	$92,285	77%

Three Months Ended

Selling and marketing	$35,901	52%	$57,066	35%	$21,165	59%

General and administrative	29,536	43%	52,765	33%	23,229	79%

Selling, general and administrative	$65,437	95%	$109,831	68%	$44,394	68%

      The increase in selling and marketing expenses for the six and three months ended June 30, 2001 as compared to the comparable prior year periods primarily reflects increased costs incurred in connection with higher consolidated sales of digital handsets across all of our consolidated operating companies during the six and three months ended June 30, 2001, including:

•	increases of $10.7 million and $5.0 million in advertising expenses directed at growing our customer base and promoting our services;

•	increases of $19.4 million and $8.4 million in commissions earned by indirect dealers and distributors as a result of increased digital handset sales through indirect channels; and

•	increases of $17.4 million and $7.8 million in sales and marketing payroll and related expenses including commissions attributable to a larger direct sales force.

The increases for the six months ended June 30, 2001 were offset by $6.6 million in reimbursements for marketing expenses that we earned in the first quarter of 2001.

      The increase in general and administrative expenses for the six and three months ended June 30, 2001 as compared to the comparable prior year periods is primarily a result of activities to support a larger customer base during the six and three months ended June 30, 2001. Specifically these activities consisted of:

•	increases of $34.8 million and $14.9 million in personnel, information technology, facilities and general corporate expenses;

•	increases of $8.6 million and $4.3 million in bad debt expense, which decreased as a percentage of our consolidated operating revenues from 7.2% during the six months ended June 30, 2000 to 5.8% during the six months ended June 30, 2001; and

•	increases of $8.0 million and $4.0 million in expenses related to billing, collection and customer care activities.

      We expect the aggregate amount of selling, general and administrative expenses to increase as a result of a number of factors, including but not limited to:

•	increasing commissions owed to indirect dealers and distributors as we sell more digital handsets through these channels;

•	increasing sales, marketing and customer care staffing and related expenses; and

•	continuing aggressive marketing and advertising campaigns.

      Segment (losses) earnings.

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	June 30,	Operating	June 30,	Operating
	2000	Revenues	2001	Revenues	Dollars	Percent

	(dollars in thousands)
Six Months Ended

Mexico	$(16,933)	(14)%	$(2,117)	(1)%	$14,816	87%

Brazil	(21,087)	(18)%	(35,907)	(12)%	(14,820)	(70)%

Argentina	(7,608)	(6)%	(769)	—	6,839	90%

Peru	(7,735)	(6)%	944	—	8,679	112%

Corporate & other	(14,139)	(12)%	(29,754)	(10)%	(15,615)	(110)%

Segment losses	$(67,502)	(56)%	$(67,603)	(23)%	$(101)	—

Three Months Ended

Mexico	$(9,416)	(14)%	$72	—	$9,488	101%

Brazil	(7,758)	(11)%	(22,587)	(14)%	(14,829)	(191)%

Argentina	(4,689)	(7)%	(331)	—	4,358	93%

Peru	(3,888)	(6)%	729	—	4,617	119%

Corporate & other	(7,704)	(11)%	(11,422)	(7)%	(3,718)	(48)%

Segment losses	$(33,455)	(49)%	$(33,539)	(21)%	$(84)	—

      We define segment (losses) earnings as earnings before interest, taxes, depreciation and amortization and other nonoperating charges. Segment losses in all of our Latin American markets, except Brazil, decreased both in total and as a percentage of their related operating revenues for the six and three months ended June 30, 2001. The decrease in segment losses in these markets is due to increased economies of scale achieved from growth in our customer base and billable system usage. In Brazil, segment losses increased for the six and three months ended June 30, 2001 primarily due to a significant increase in interconnect costs.

      The increase in segment losses for Corporate and other is primarily the result of increased personnel, facilities and general corporate expenses resulting from increased staffing for support activities required to serve a larger customer base. The increase in segment losses for Corporate and other for the six and three months ended June 30, 2001 includes $6.3 million for the six-month period and $2.4 million for the three-month period attributable to our Philippine operating company, which we began consolidating in the third quarter of 2000, and our Chilean operations, which we acquired in the middle of 2000.

      We expect our consolidated segment losses to continue while we expand our digital mobile networks and business activities, grow our subscriber base and strengthen the support systems necessary to service our growing number of subscribers.

      Depreciation and amortization.

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	June 30,	Operating	June 30,	Operating
	2000	Revenues	2001	Revenues	Dollars	Percent

	(dollars in thousands)
Six Months Ended

Depreciation	$52,058	43%	$78,516	26%	$26,458	51%

Amortization	13,125	11%	34,977	12%	21,852	166%

Depreciation and amortization	$65,183	54%	$113,493	38%	$48,310	74%

Three Months Ended

Depreciation	$25,948	38%	$40,477	25%	$14,529	56%

Amortization	6,734	10%	17,363	11%	10,629	158%

Depreciation and amortization	$32,682	48%	$57,840	36%	$25,158	77%

      Although depreciation increased from the six and three months ended June 30, 2001 over the comparable 2000 periods, it decreased as a percentage of consolidated operating revenues. Depreciation increased in 2001 primarily as a result of placing into service additional transmitter and receiver sites to improve and enhance coverage of our digital mobile networks. We expect the amount of depreciation to continue to increase as we place additional transmitter and receiver sites into service.

      Amortization increased primarily due to our acquisitions of licenses and customer lists completed during the second half of 2000. We expect the amount of amortization to increase as we acquire, place into service and continue to amortize intangible assets such as licenses and customer lists, offset by the impact of the nonamortization provisions of SFAS No. 142.

      Interest expense, interest income and other.

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	June 30,	Operating	June 30,	Operating
	2000	Revenues	2001	Revenues	Dollars	Percent

	(dollars in thousands)
Six Months Ended

Interest expense	$(106,660)	89%	$(146,662)	49%	$(40,002)	(38)%

Interest income	5,547	5%	7,678	3%	2,131	38%

Equity in losses of unconsolidated affiliates	(17,284)	14%	—	—	17,284	100%

Foreign currency transaction gains (losses), net	5,922	5%	(54,791)	18%	(60,713)	(1,025)%

Other expense, net	(1,906)	2%	(6,266)	2%	(4,360)	(229)%

Minority interest in losses of subsidiaries	6,504	5%	—	—	(6,504)	(100)%

Income tax provision	(368)	—	(6)	—	362	98%
Three Months Ended

Interest expense	$(53,945)	79%	$(74,132)	46%	$(20,187)	(37)%

Interest income	5,199	8%	2,953	2%	(2,246)	(43)%

Equity in losses of unconsolidated affiliates	(10,171)	15%	—	—	10,171	100%

Foreign currency transaction losses, net	(6,615)	10%	(45,029)	28%	(38,414)	(581)%

Other expense, net	(1,542)	2%	(5,798)	4%	(4,256)	(276)%

Minority interest in losses of subsidiaries	3,754	5%	—	—	(3,754)	(100)%

Income tax provision	(580)	1%	(494)	—	86	15%

      The increase in interest expense for the six and three months ended June 30, 2001 compared to the comparable prior year periods primarily resulted from the issuance of our 12.75% senior serial notes in August 2000.

      The increase in interest income for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 is primarily due to the investment of higher average outstanding cash balances resulting from the proceeds received from the issuance of our series A exchangeable redeemable preferred stock in December 2000 and April 2001. The decrease in interest income for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 is primarily due to lower average interest rates as compared to the prior year.

      The decrease in equity in losses of unconsolidated affiliates for the six and three months ended June 30, 2001 compared to the comparable prior year periods is due to the consolidation of our Philippine operating company beginning in the third quarter of 2000 and the write-off of our entire investment in our Japanese operating company during the fourth quarter of 2000.

      The foreign currency transaction losses in 2001 are primarily due to the weakening of the Brazilian real as a result of the current economic environments in Brazil and Argentina, and the weakening of the Philippine peso, each of which occurred primarily during the second quarter. The foreign currency transaction gains for the six months ended June 30, 2000 are primarily attributable to the strengthening of the Brazilian real during the first quarter of 2000, offset by the weakening of the Brazilian real during the second quarter of 2000.

      The increase in other expense, net, for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 is primarily due to a $3.2 million write-off of capitalized expenses in the first quarter of 2001 related to our discontinued initial public offering and a $3.7 million write-off in the second quarter of 2001 of our warrant to purchase shares of China United Telecommunications Corporation upon expiration of the warrant.

      The increase in other expense, net, for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 is primarily due to the write-off of the warrant.

      The decrease in minority interest in losses of subsidiaries for the six and three months ended June 30, 2001 compared to the comparable prior year periods is due to our acquisitions of the remaining minority shareholders’ equity interests in our Brazilian and Peruvian operating companies in the second and third quarters of 2000.

Liquidity and Capital Resources

      Working capital decreased by $307.8 million from a working capital surplus of $234.5 million at December 31, 2000 to a working capital deficit of $73.3 million at June 30, 2001. This decrease primarily resulted from the utilization of cash proceeds derived from the issuance of our series A exchangeable redeemable preferred stock in December 2000 and April 2001 to fund investing and operating activities during 2001.

      We incurred net losses of $381.1 million for the six months ended June 30, 2001 and $240.9 million for the six months ended June 30, 2000. We incurred net losses of $213.9 million during the second quarter of 2001 and $130.0 million during the second quarter of 2000. The operating expenses and capital expenditures associated with developing, enhancing and operating our digital mobile networks have more than offset our operating revenues. Our operating expenses, debt service obligations and anticipated capital expenditures are expected to continue to more than offset operating revenues for the next several years. We have consistently used external sources of funds, primarily from the issuance of our series A exchangeable redeemable preferred stock to a wholly owned subsidiary of Nextel Communications and debt incurrences, to fund operations, capital expenditures, acquisitions and other nonoperating needs.

      Cash Flows. We used $109.2 million of net cash in our operating activities during the six months ended June 30, 2001, an increase of $7.4 million compared to the six months ended June 30, 2000. The increase is due primarily to increased operating expenses to support a larger customer base.

      We used $392.5 million of net cash in our investing activities during the six months ended June 30, 2001, an increase of $137.5 million compared to the six months ended June 30, 2000. This increase is primarily due to an increase in capital expenditures of $223.2 million to $364.6 million for the six months ended June 30, 2001. The increase in capital expenditures, primarily in Brazil and Mexico, is part of our strategy to focus on continued expansion and enhancement of digital mobile network coverage in our Latin American markets. This increase was offset by a decrease in payments for acquisitions, purchases of licenses and other due to the purchase of additional ownership interests in our operating companies in Brazil, Peru and Chile during the second quarter of 2000.

      Our financing activities provided us with $239.6 million of net cash during the six months ended June 30, 2001, a decrease of $288.0 million compared to the six months ended June 30, 2000. The decrease is primarily due to a $192.7 million decrease in proceeds from the issuance of our series A exchangeable redeemable preferred stock to a wholly owned subsidiary of Nextel Communications and a decrease of $88.1 million in borrowings under our long-term credit facilities, which have been fully utilized.

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

      We expect that our cash expenditures during the remainder of fiscal year 2001 will be focused on the following items:

•	primarily capital expenditures to continue to expand and improve digital mobile network coverage in existing and targeted future markets, primarily in Latin America;

•	debt service requirements;

•	potential acquisitions of additional spectrum to support increased network capacity and reduce future network construction expenditures in our existing digital mobile markets;

•	scheduled payments related to previously contracted acquisitions; and

•	working capital requirements.

      Included in the estimated aggregate cash funding we believe is necessary to execute our business plan during the remainder of 2001, we have the following commitments:

•	up to $27.1 million of payments for acquisitions of spectrum and businesses;

•	about $41.4 million of interest payments related to our 12.75% senior serial notes due 2010 and scheduled principal payments of about $17.1 million on our currently outstanding indebtedness;

•	about $46.5 million for handsets previously purchased from Motorola; and

•	commitments to purchase at least $121.2 million in network related equipment from Motorola to maintain our current level of pricing discounts.

      In April and July 2001, we received an aggregate of $500.0 million from a wholly owned subsidiary of Nextel Communications in exchange for an aggregate of 5,000 shares of our series A exchangeable redeemable preferred stock. Nextel Communications has committed to provide us with an additional $250.0 million in the form of a loan secured by some of our assets. We currently anticipate that this loan, together with our cash balance at June 30, 2001 and the funds we received in July 2001, will provide adequate cash resources to fund our current business plan through the end of 2001.

      Although we have called upon Nextel Communications to provide us with significant financial support in the past, and we are relying on Nextel Communications to provide a very substantial portion of the currently estimated funding needs to implement our business plan during 2001, Nextel Communications has no legal obligation to make any investments or to otherwise advance or make available any funds to us. In addition to the absence of any legal obligation of Nextel Communications to provide funding to us, some of the agreements to which Nextel Communications currently is a party restrict the amount available to Nextel Communications and its relevant subsidiaries for specified purposes, including investments in and advances to us.

      We will require significant additional capital to fund the further expansion and enhancement of our networks, to fund our operating losses and for other general corporate purposes after 2001. We recently entered into agreements in principal with a third party relating to the sale and leaseback of some of the radio tower assets owned by our Mexican and Brazilian operating companies. The agreements are expected to provide us with about $227.0 million in cash during 2001. The completion of each of these transactions is subject to the satisfaction of various conditions, including the execution of definitive documentation, regulatory approvals, approval by our board of directors, the satisfactory completion of due diligence and the receipt of some third party consents. We cannot be sure that these transactions will be completed in 2001 or at all. See “Forward Looking Statements.” We are continuing to review various other potential sources of financing, including public or private debt or equity financing and sales of nonstrategic assets to meet our current and future funding requirements. We may not be able to obtain the funds necessary to pursue our business plan on satisfactory terms, if at all, or if we are able to obtain funds, they may not be sufficient to meet our funding requirements. If we are unable to obtain the funds we require to implement our business plan beyond 2001, or to obtain it on acceptable terms and in a timely manner, we would attempt to take appropriate responsive actions to tailor our activities to our available funding, including making revisions to our business plan to accommodate the reduced funding and to take various measures designed to conserve our available cash for use in funding our existing business activities, such as slowing enhancement and expansion of our network and minimizing or eliminating some expenditures. In particular, we anticipate that we would continue to prioritize our expenditures to focus on our key markets in Latin America.

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

Effect of Foreign Currency Exchange and Inflation

      Substantially all of our revenues are denominated in non-U.S. currencies, although a significant portion of our capital and operating expenditures, including imported network equipment and handsets, and substantially all of our outstanding debt, are denominated in U.S. dollars. Accordingly, fluctuations in exchange rates relative to the U.S. dollar could have a material adverse effect on our earnings or assets. Any devaluation of local currencies in the countries in which our operating companies conduct business may result in increased costs for imported goods and services and may, as a result, decrease demand for our products and services in the affected markets. If our operating companies distribute dividends in local currencies in the future, the amount of cash we receive will also be affected by fluctuations in the exchange rates and currency devaluations. While we routinely assess our foreign currency exposure, we have not entered into any hedging transactions.

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

Forward Looking Statements

      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: A number of the statements made in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are not historical or current facts, but deal with potential future circumstances and developments. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy that involve risks and uncertainties. We caution you that these forward-looking statements are only predictions, which are subject to risks and uncertainties, including financial variations, changes in the regulatory environment, industry growth and trend predictions. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operations and results of our wireless communications business also may be subject to the effects of other risks and uncertainties in addition to the other qualifying factors identified in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, including, but not limited to:

•	access to sufficient debt or equity capital to meet our operating and financial needs;

•	the impact that economic conditions in Latin America and other emerging markets, as well as other market conditions, may have on the volatility and availability of equity and debt financing in domestic and international capital markets;

•	general economic conditions in Latin America and other emerging markets and in the market segments that we are targeting for our digital mobile services;

•	regulatory and judicial challenges by our competitors as to the validity of some of our licenses or the scope of the services we provide under our licenses;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet our service deployment and marketing plans and customer demand;

•	potential currency devaluations in countries in which our operating companies conduct business;

•	the accuracy of our estimates of the impact of foreign exchange volatility in our markets as compared to the U.S. dollar;

•	substantive terms of any international financial aid package that may be made available to any country in which our operating companies conduct business;

•	future legislation or regulatory actions relating to our specialized mobile radio services, other wireless communication services or telecommunications generally;

•	the political and social conditions in the countries in which we operate, including political instability, which may affect the economies of our markets and the regulatory schemes in these countries;

•	the success of efforts to improve and satisfactorily address any issues relating to our digital mobile network performance;

•	market acceptance of our new service offerings, including Nextel Worldwide, digital two-way mobile data or Internet connectivity services;

•	the continued successful performance of the technology being deployed in our service areas and the success of technology to be deployed in connection with the introduction of digital two-way mobile data or Internet connectivity services;

•	the ability to achieve and maintain market penetration and average subscriber revenue levels sufficient to provide financial viability to our digital mobile network business;

•	our ability to manage rapid growth, including our ability to timely and successfully accomplish required enhancement and expansion of our networks and scale-up of our billing, collection, customer care and similar back-office operations to keep pace with anticipated customer growth, increased system usage rates and growth in levels of accounts receivable being generated by the digital mobile network customer base;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular services and personal communications services; and

•	other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended December 31, 2000 and our quarterly report on Form 10-Q for the quarter ended March 31, 2001.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

      We finance a portion of our operations through senior notes and bank and vendor credit facilities. These financial instruments expose us to market risks, including interest rate risk and foreign currency exchange risk. The available foreign currency hedging products are generally short-term and do not match our long-term capital flows. We are also exposed to interest rate risk due to fluctuations in the U.S. prime rate, the London Interbank Offered Rate, the Eurodollar rate and the Average Base Rate. These rates are used to determine the variable rates of interest that are applicable to borrowings under our bank and vendor credit facilities.

      We hold an investment in the common stock of TELUS Corporation, a publicly traded Canadian company, which had a fair value of $287.7 million at June 30, 2001. We report our investment in TELUS at its fair market value in our financial statements. Negative fluctuations in the stock price of TELUS expose us to equity price risks. During the six months ended June 30, 2001, the carrying value of our investment in TELUS declined $67.6 million resulting from decreases in the fair market value of TELUS’ stock price. An additional 10% decline in the stock price would result in a further $28.8 million decrease in the carrying value of our investment in TELUS.

      The table below presents principal cash flows and related interest rates by year of maturity for our fixed and variable rate debt obligations at June 30, 2001. Fair values are determined based on quoted market prices for our senior notes and carrying values for our bank and vendor credit facilities at June 30, 2001 as interest rates are reset periodically.

      Descriptions of our senior notes and bank and vendor credit facilities are contained in note 7 to the audited consolidated financial statements included in our annual report on Form 10-K for the year ended

December 31, 2000 and in note 2 to our condensed consolidated financial statements presented in Item 1 of this quarterly report and should be read in conjunction with the table below.

							Total Due	Fair
	2001	2002	2003	2004	2005	Thereafter	At Maturity	Value

	(in thousands)

Long-term Debt:

Fixed rate	$423	$480	$—	$—	$—	$2,331,463	$2,332,366	$568,839

Average interest rate	14.5%	14.5%	—	—	—	12.7%	12.7%

Variable rate	$16,666	$73,958	$219,151	$93,750	$75,000	$28,125	$506,650	$506,650

Average interest rate	9.9%	10.6%	10.5%	11.1%	11.1%	11.2%	10.7%

PART II — OTHER INFORMATION.

Item 1.  Legal Proceedings.

      We and/or our managed operating companies are parties to certain legal proceedings that are described in our 2000 annual report on Form 10-K. During the three months ended June 30, 2001, there were no material changes in the status of or developments regarding those legal proceedings that have not been previously disclosed in our annual report on Form 10-K for the year ended December 31, 2000 and our quarterly report on Form 10-Q for the quarter ended March 31, 2001. In addition, some of our competitors are currently challenging in administrative or judicial proceedings the validity of some of our licenses or the scope of services we provide under those licenses, particularly in Chile, Mexico and Peru.

Item 2.  Changes in Securities.

      (a)  Inapplicable.

      (b)  Inapplicable.

(c)	On April 25, 2001, we issued 2,500 shares of our series A exchangeable redeemable preferred stock to a wholly owned subsidiary of Nextel Communications for cash proceeds of $250.0 million, pursuant to the exemption from registration provided by Section 4(2) under the Securities Act of 1933.

Item 6.  Exhibits and Reports on Form 8-K.

      (a)  Inapplicable.

      (b)  Reports on Form 8-K filed with the Securities and Exchange Commission.

(i)	On May 1, 2001, we filed a current report on Form 8-K with the Securities and Exchange Commission, reporting under Item 5 the announcement by our parent company of our summary financial results and other data for the quarter ended March 31, 2001.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTEL INTERNATIONAL, INC.

By:	/s/ J. VICENTE RIOS

Date: August 10, 2001

J. Vicente Rios Vice President and Controller (Principal Accounting Officer)