Form 10-Q
period 2001-09-30
NEXTEL INTERNATIONAL INC
filed 2001-11-14
CIK 1037016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001
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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on October 31, 2001

Class A common stock, $0.001 par value	0
Class B common stock, $0.001 par value	270,382,103

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION.

Item 1.  Financial Statements — Unaudited.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2001 and December 31, 2000
(in thousands)
Unaudited

	2001	2000

ASSETS

Current assets

Cash and cash equivalents	$234,186	$473,707

Restricted cash	36,612	145

Accounts receivable, less allowance for doubtful accounts of $30,480 and $22,163	106,803	73,178

Handset and accessory inventory	31,720	26,724

Prepaid expenses and other	86,510	86,200

Total current assets	495,831	659,954

Investments	155,689	357,610

Property, plant and equipment, net of accumulated depreciation of $297,087 and $194,201	1,281,507	1,070,127

Intangible assets and other, net of accumulated amortization of $137,413 and $100,578	819,572	978,140

Other assets	116,648	127,395

	$2,869,247	$3,193,226

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities

Accounts payable	$83,201	$65,638

Accrued expenses and other	208,953	151,435

Accrued interest	27,535	44,581

Due to related parties	225,141	129,636

Current portion of long-term debt	34,028	34,149

Total current liabilities	578,858	425,439

Long-term debt	2,592,033	2,485,134

Deferred income taxes and other	149,411	201,049

Total liabilities	3,320,302	3,111,622

Contingencies (note 4)

Stockholders’ (deficit) equity

Series A exchangeable redeemable preferred stock, 11 and 6 shares issued and outstanding; accreted liquidation preference of $1,149,472 and $567,953	1,050,300	550,300

Common stock, class B, 271,037 shares issued and 270,382 and 271,025 shares outstanding	271	271

Paid-in capital	937,615	941,921

Accumulated deficit	(2,210,037)	(1,277,176)

Treasury stock, at cost, 655 and 12 shares	(3,275)	(62)

Deferred compensation, net	(1,045)	(5,173)

Accumulated other comprehensive loss	(224,884)	(128,477)

Total stockholders’ (deficit) equity	(451,055)	81,604

	$2,869,247	$3,193,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Nine and Three Months Ended September 30, 2001 and 2000
(in thousands, except per share amounts)
Unaudited

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Operating revenues	$485,819	$211,965	$186,002	$91,784

Operating expenses

Cost of revenues	249,375	117,084	94,243	49,404

Selling, general and administrative	332,645	195,207	120,357	75,204

Asset impairments	147,143	—	147,143	—

Depreciation and amortization	173,070	102,420	59,577	37,237

	902,233	414,711	421,320	161,845

Operating loss	(416,414)	(202,746)	(235,318)	(70,061)

Other income (expense)

Interest expense	(220,099)	(176,677)	(73,437)	(70,017)

Interest income	10,889	14,760	3,211	9,213

Reduction in fair value of available-for-sale securities	(188,387)	—	(188,387)	—

Foreign currency transaction (losses) gains, net	(70,685)	8,598	(15,894)	2,676

Equity in losses of unconsolidated affiliates	—	(30,573)	—	(13,289)

Minority interest in losses of subsidiaries	—	6,504	—	—

Other, net	(8,930)	364	(2,664)	2,270

	(477,212)	(177,024)	(277,171)	(69,147)

Loss before income tax (provision) benefit	(893,626)	(379,770)	(512,489)	(139,208)

Income tax (provision) benefit	(39,235)	1,002	(39,229)	1,370

Net loss	(932,861)	(378,768)	(551,718)	(137,838)

Accretion of series A exchangeable redeemable preferred stock to liquidation preference value	—	(61,334)	—	—

Loss attributable to common stockholders	$(932,861)	$(440,102)	$(551,718)	$(137,838)

Loss per share attributable to common stockholders, basic and diluted	$(3.44)	$(1.83)	$(2.04)	$(0.51)

Weighted average number of common shares outstanding	270,876	240,868	270,584	271,007

Comprehensive loss, net of income tax

Available-for-sale securities:

Unrealized holding (losses) gains arising during the period	$(197,859)	$56,090	$(132,886)	$92,065

Reclassification adjustments for losses included in net loss	192,087	—	188,387	—

Foreign currency translation adjustment	(90,635)	25,373	(32,247)	17,455

Other comprehensive (loss) income	(96,407)	81,463	23,254	109,520

Net loss	(932,861)	(378,768)	(551,718)	(137,838)

	$(1,029,268)	$(297,305)	$(528,464)	$(28,318)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
For the Nine Months Ended September 30, 2001
(in thousands)
Unaudited

	Series A		Class B
	Preferred Stock		Common Stock				Treasury Stock
					Paid-in	Accumulated			Deferred
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Compensation

Balance, January 1, 2001	6	$550,300	271,025	$271	$941,921	$(1,277,176)	12	$(62)	$(5,173)

Net loss						(932,861)

Other comprehensive loss

Purchase of treasury stock			(643)				643	(3,213)

Issuance of series A exchangeable redeemable preferred stock to parent	5	500,000

Deferred compensation					(4,306)				4,128

Balance, September 30, 2001	11	$1,050,300	270,382	$271	$937,615	$(2,210,037)	655	$(3,275)	$(1,045)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Other
	Comprehensive
	Loss	Total

Balance, January 1, 2001	$(128,477)	$81,604

Net loss		(932,861)

Other comprehensive loss	(96,407)	(96,407)

Purchase of treasury stock		(3,213)

Issuance of series A exchangeable redeemable preferred stock to parent		500,000

Deferred compensation		(178)

Balance, September 30, 2001	$(224,884)	$(451,055)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2001 and 2000
(in thousands)
Unaudited

	2001	2000

Cash flows from operating activities

Net loss	$(932,861)	$(378,768)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of debt financing costs and accretion of senior redeemable discount notes	138,040	108,579

Depreciation and amortization	173,070	102,420

Provision for losses on accounts receivable	29,408	11,691

Foreign currency transaction losses (gains), net	70,685	(8,598)

Equity in losses of unconsolidated affiliates	—	30,573

Minority interest in losses of subsidiaries	—	(6,504)

Income tax benefit	(20,956)	(1,002)

Asset impairments	147,143	—

Reduction in fair value of available-for-sale securities	188,387	—

Other, net	7,707	(2,554)

Change in assets and liabilities, net of effects from acquisitions:

Accounts receivable	(59,857)	(37,648)

Handset and accessory inventory	(4,582)	(10,495)

Prepaid expenses and other assets	(5,944)	(49,303)

Accounts payable, accrued expenses and other	102,861	149,489

Net cash used in operating activities	(166,899)	(92,120)

Cash flows from investing activities

Capital expenditures	(488,587)	(277,280)

Payments for acquisitions, purchases of licenses and other	(35,651)	(262,938)

Payments for investments in and advances to affiliates	—	(6,460)

Purchase of short-term investments	—	(152,071)

Proceeds from maturities and sales of short-term investments	—	30,000

Net cash used in investing activities	(524,238)	(668,749)

Cash flows from financing activities

Proceeds from issuance of series A exchangeable redeemable preferred stock to parent	500,000	442,685

Issuance of debt securities	—	641,043

Borrowings from parent, net	19,441	3,274

Borrowings under long-term credit facilities and other	—	75,200

Repayments under long-term credit facilities and other	(25,599)	(13,420)

Increase in restricted cash	(36,467)	(14,271)

Purchase of treasury stock	(3,213)	(62)

Deferred financing costs	—	(16,785)

Capital contributions from minority stockholders	—	6,223

Proceeds from exercise of stock options and warrants	—	1,725

Net cash provided by financing activities	454,162	1,125,612

Effect of exchange rate changes on cash and cash equivalents	(2,546)	(476)

Net (decrease) increase in cash and cash equivalents	(239,521)	364,267

Cash and cash equivalents, beginning of period	473,707	96,536

Cash and cash equivalents, end of period	$234,186	$460,803

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

      You should read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our 2000 annual report on Form 10-K and our subsequent quarterly reports on Form 10-Q. You should not expect results of operations of interim periods to be an indication of the results for a full year.

      Cash and Cash Equivalents. A portion of our cash and cash equivalents held by our Brazilian and Argentine operating companies is not available to fund any of the cash needs of Nextel International or any of our other subsidiaries due to limitations contained in debt covenants related to those operations. The portion of our cash and cash equivalents limited for use in our Brazilian and Argentine subsidiaries was $28.7 million at September 30, 2001 and $37.1 million at December 31, 2000.

      Restricted Cash. Restricted cash represents cash that we placed in escrow to fund specified debt obligations, which is not available to fund any of the other cash needs of Nextel International or any of our subsidiaries.

      Intercompany Loans. The effects of changes in exchange rates associated with U.S. dollar-based intercompany loans to our foreign subsidiaries that are of a long-term investment nature are reported as part of the cumulative foreign currency translation adjustment in our consolidated financial statements.

      In August 2001, we determined that a portion of the U.S. dollar-based intercompany loans to our Brazilian operating company are of a long-term investment nature. Future impacts of changes in the Brazilian real to the U.S. dollar exchange rate on the portion of the loans determined to be long-term will be reported as part of the cumulative foreign currency translation adjustment in our consolidated financial statements. Prior to August 2001, the effects of changes in exchange rates on all intercompany loans to our Brazilian operating company were reported as foreign currency transaction (losses) gains, net in our consolidated statements of operations and comprehensive loss.

      Accumulated Other Comprehensive Loss.

	September 30,	December 31,
	2001	2000

	(in thousands)

Unrealized gain on available-for-sale securities, net	$—	$5,772

Cumulative foreign currency translation adjustment	(224,884)	(134,249)

	$(224,884)	$(128,477)

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

Notes To Condensed Consolidated Financial Statements — (Continued)

      Supplemental Cash Flow Information.

	Nine Months Ended
	September 30,

	2001	2000

	(in thousands)

Capital expenditures

Cash paid for capital expenditures, including interest capitalized	$488,587	$277,280

Changes in noncash capital expenditures, including accreted interest capitalized	35,543	126,826

	$524,130	$404,106

Cash paid for interest, net of amounts capitalized	$99,105	$51,314

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

      In April 2001, the EITF reached a consensus on EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Product,” which clarifies the income statement classification of costs incurred by a vendor in connection with the reseller’s purchase or promotion of the vendor’s products. This consensus resulted in some cooperative advertising and product placement costs that are currently classified as selling expenses being reflected as a reduction of revenues earned from that activity. EITF Issue No. 00-25 is effective January 1, 2002. Based on our analysis to date, we do not believe that the implementation of these provisions will have a material impact on our financial position or results of operations.

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” which addresses the accounting and reporting for business combinations and broadens the criteria for recording intangible assets separate from goodwill. On July 1, 2001, we adopted SFAS No. 141, which requires us to use the purchase method of accounting for all business combinations initiated after June 30, 2001.

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses the accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized but to be tested for impairment at least annually. Intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization and nonamortization provisions of SFAS No. 142 are applicable to all goodwill and intangible assets acquired after June 30, 2001. Effective January 1, 2002, we are required to and will apply all other provisions of SFAS No. 142 to all goodwill and intangible assets recognized on our financial statements at that date. The carrying amount of our goodwill as of September 30, 2001 was $135.4 million.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

Notes To Condensed Consolidated Financial Statements — (Continued)

Goodwill amortization was $7.4 million and $3.0 million for the nine-and three-month periods ended September 30, 2001. We are evaluating the impact of applying the remaining provisions of SFAS No. 142 on our financial position and results of operations.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective January 1, 2002. This statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and some provisions of Accounting Principles Board Opinion No. 30, “Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. It also broadens the presentation of discontinued operations to include more disposal transactions. We are evaluating the impact of applying the provisions of SFAS No. 144 on our financial position and results of operations.

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

      As a result of our adoption of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” we recognized revenues from digital handset sales and equal amounts of cost of revenues during the following periods that are attributable to handset sales previously reported in periods prior to 2000 as follows:

	2001	2000

	(in thousands)

Nine months ended September 30	$8,516	$12,368

Three months ended September 30	2,056	3,865

Note 2.  Significant Transactions and Events

      Philippines Asset Impairments. As a result of our continuing efforts to tailor our operations to more closely align with anticipated sources of financing, and following our most recent review of economic conditions, operating performance and other relevant factors relating to our Philippine operating company, during the third quarter of 2001 we decided to discontinue incremental funding to our Philippine operating company. Accordingly, we performed an assessment of the carrying values of the long-lived assets to be held and used related to our Philippine operating company, including property, plant and equipment, licenses, goodwill and other intangible assets. As a result, during the third quarter of 2001 we recorded a $147.1 million pretax impairment charge based on the amount by which the carrying values of these long-lived assets exceeded their estimated fair market values. Fair market values were determined using a market value-based approach as reviewed and determined to be reasonable by an independent appraiser.

      Reduction in Fair Value of Available-for-Sale Securities. We assess declines in the value of individual investments to determine whether such decline is other-than-temporary and thus the investment is impaired. We make this assessment by considering available evidence, including changes in general market conditions, specific industry and individual company data, the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the individual company and our intent and ability to hold the investment. In connection with our review, we recognized a $188.4 million reduction in fair value of our investment in TELUS Corporation, based on its stock price as of September 30, 2001.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

Notes To Condensed Consolidated Financial Statements — (Continued)

Note 3.  Long-term Debt

	September 30,	December 31,
	2001	2000

	(in thousands)

13.0% senior redeemable discount notes due 2007, net of unamortized discount of $75,103 and $155,791	$876,360	$795,672

12.125% senior serial redeemable discount notes due 2008, net of unamortized discount of $120,920 and $172,237	609,080	557,763

12.75% senior serial redeemable notes due 2010, net of unamortized discount of $8,393 and $8,765	641,607	641,235

International Motorola equipment financing facility	225,000	225,000

International Motorola incremental equipment financing facility	56,650	56,650

Brazil Motorola equipment financing facility	100,000	100,000

Argentina credit facility	77,779	94,445

Motorola Argentina incremental facility	38,888	47,222

Other	697	1,296

	2,626,061	2,519,283

Less current portion	(34,028)	(34,149)

	$2,592,033	$2,485,134

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

      Purchase of Senior Redeemable Notes by Nextel Communications, Inc. In August 2001, Nextel Communications acquired from third parties an aggregate of $422.0 million in principal amount of our 13.0% senior redeemable discount notes due 2007, $241.2 million in principal amount of our 12.125% senior serial redeemable discount notes due 2008 and $193.5 million in principal amount of our 12.75% senior serial redeemable notes due 2010 in exchange for about 21.6 million shares of its common stock. For income tax purposes, we realized a total taxable gain of about $219.9 million on these transactions. Under the terms of our tax sharing agreement with Nextel Communications, we are required to make payments to Nextel Communications for tax liabilities incurred related to our operations. As of September 30, 2001, we recorded $85.5 million due to Nextel Communications, which represents our tax liability incurred as a result of these transactions. These transactions have no impact on our long-term debt or net loss before income tax (provision) benefit since the senior redeemable notes acquired by Nextel Communications remain outstanding. As of September 30, 2001, Nextel Communications held a total carrying value of $780.9 million of our senior redeemable notes, which is included as a component of long-term debt in our consolidated balance sheet.

Note 4.  Contingencies

      See “Part II, Item 1. Legal Proceedings” for a discussion of legal matters.

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

Notes To Condensed Consolidated Financial Statements — (Continued)

Note 5.  Capital Stock

      Additional Capital. On both April 25, 2001 and July 16, 2001, we issued 2,500 shares of our series A exchangeable redeemable preferred stock to a wholly owned subsidiary of Nextel Communications for aggregate cash proceeds of $500.0 million.

Note 6.  Segment Reporting

      We operate in four reportable segments: 1) Mexico, 2) Brazil, 3) Argentina and 4) Peru. The operations of all other businesses that fall below the reporting thresholds are classified in the Corporate and other segment below, which includes our Philippine operating company, which we began consolidating in the final month of the third quarter of 2000, our Chilean operating companies, which we purchased in the middle of 2000, and the corporate entity which holds our investments in Japan and Canada. We evaluate performance of these segments and allocate resources to them based on capital expenditure requirements and operating losses before depreciation, amortization, asset impairments and restructuring charges, referred to as segment (losses) earnings. Intercompany eliminations are included in Corporate and other.

					Corporate
	Mexico	Brazil	Argentina	Peru	and other	Consolidated

	(in thousands)

Nine Months Ended September 30, 2001

Operating revenues	$200,375	$130,993	$94,318	$46,492	$13,641	$485,819

Segment earnings (losses)	$4,203	$(56,203)	$(768)	$2,641	$(46,074)	$(96,201)

Asset impairments	—	—	—	—	(147,143)	(147,143)

Depreciation and amortization	(45,488)	(54,875)	(32,224)	(19,198)	(21,285)	(173,070)

Interest expense, net	(1,156)	(1,274)	(10,346)	(3,175)	(193,259)	(209,210)

Reduction in fair value of available-for-sale securities	—	—	—	—	(188,387)	(188,387)

Foreign currency transaction (losses) gains, net	(279)	(62,956)	—	271	(7,721)	(70,685)

Other income (expense), net	36	(8,967)	(2,077)	(196)	2,274	(8,930)

Loss before income tax provision	$(42,684)	$(184,275)	$(45,415)	$(19,657)	$(601,595)	$(893,626)

Capital expenditures	$163,486	$195,228	$64,302	$56,098	$45,016	$524,130

Nine Months Ended September 30, 2000

Operating revenues	$69,493	$68,868	$54,617	$17,035	$1,952	$211,965

Segment losses	$(25,831)	$(31,484)	$(12,010)	$(9,877)	$(21,124)	$(100,326)

Depreciation and amortization	(23,051)	(35,163)	(32,142)	(7,573)	(4,491)	(102,420)

Interest income (expense), net	133	(11,650)	(10,489)	(1,587)	(138,324)	(161,917)

Foreign currency transaction gains (losses), net	2,215	7,073	(1)	21	(710)	8,598

Equity in losses of unconsolidated affiliates	—	—	—	—	(30,573)	(30,573)

Minority interest in losses of subsidiaries	—	3,721	—	2,783	—	6,504

Other (expense) income, net	(1,262)	(2,633)	(842)	206	4,895	364

Loss before income tax provision	$(47,796)	$(70,136)	$(55,484)	$(16,027)	$(190,327)	$(379,770)

Capital expenditures	$114,312	$169,295	$70,531	$41,902	$8,066	$404,106

NEXTEL INTERNATIONAL, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

Notes To Condensed Consolidated Financial Statements — (Continued)

					Corporate
	Mexico	Brazil	Argentina	Peru	and other	Consolidated

	(in thousands)

Three Months Ended September 30, 2001

Operating revenues	$83,891	$45,008	$35,937	$16,552	$4,614	$186,002

Segment earnings (losses)	$6,320	$(20,296)	$1	$1,697	$(16,320)	$(28,598)

Asset impairments	—	—	—	—	(147,143)	(147,143)

Depreciation and amortization	(17,481)	(18,008)	(10,926)	(6,780)	(6,382)	(59,577)

Interest income (expense), net	5,460	(1,152)	(3,031)	(934)	(70,569)	(70,226)

Reduction in fair value of available-for-sale securities	—	—	—	—	(188,387)	(188,387)

Foreign currency transaction (losses) gains, net	(2,346)	(11,346)	—	779	(2,981)	(15,894)

Other (expense) income, net	(89)	(5,493)	(441)	(86)	3,445	(2,664)

Loss before income tax provision	$(8,136)	$(56,295)	$(14,397)	$(5,324)	$(428,337)	$(512,489)

Capital expenditures	$30,218	$48,918	$24,287	$11,150	$15,966	$130,539

Three Months Ended September 30, 2000

Operating revenues	$31,543	$28,514	$21,449	$8,481	$1,797	$91,784

Segment losses	$(8,898)	$(10,397)	$(4,402)	$(2,142)	$(6,985)	$(32,824)

Depreciation and amortization	(8,221)	(12,325)	(10,455)	(3,157)	(3,079)	(37,237)

Interest income (expense), net	6	(3,346)	(3,717)	(718)	(53,029)	(60,804)

Foreign currency transaction gains (losses), net	2,150	1,087	(1)	131	(691)	2,676

Equity in losses of unconsolidated affiliates	—	—	—	—	(13,289)	(13,289)

Other (expense) income, net	(1,232)	(1,949)	(205)	9	5,647	2,270

Loss before income tax provision	$(16,195)	$(26,930)	$(18,780)	$(5,877)	$(71,426)	$(139,208)

Capital expenditures	$35,908	$51,369	$31,390	$18,495	$7,139	$144,301

September 30, 2001

Property, plant and equipment, net	$442,985	$461,535	$220,034	$140,199	$16,754	$1,281,507

Identifiable assets	$921,987	$816,950	$393,488	$261,062	$475,760	$2,869,247

December 31, 2000

Property, plant and equipment, net	$303,443	$415,943	$185,332	$96,401	$69,008	$1,070,127

Identifiable assets	$771,638	$871,940	$355,042	$210,311	$984,295	$3,193,226

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      The following is a discussion and analysis of:

•	our consolidated financial condition and results of operations for the nine- and three-month periods ended September 30, 2001 and 2000; and

•	significant factors that could affect our prospective financial condition and results of operations.

You should read this discussion in conjunction with our 2000 annual report on Form 10-K and our subsequent quarterly reports on Form 10-Q. Historical results may not indicate future performance. See “Forward Looking Statements.”

      The accounts of our consolidated non-U.S. subsidiaries are presented utilizing accounts as of a date one month earlier than the accounts of our U.S. subsidiaries to ensure timely reporting of consolidated results. Information provided in this report regarding digital handsets in service is presented as of the end of the applicable calendar quarter.

      We provide wireless services targeted at meeting the needs of business customers in selected international markets. Our principal operations are in major business centers and related transportation corridors of Mexico, Brazil, Argentina and Peru. In addition, we own analog specialized mobile radio companies in Chile. We also own, directly and indirectly, a 59.1% interest in a digital mobile services provider in the Philippines. In addition to our Latin American and Philippine operating companies, which we refer to as our managed operating companies, we have a 4.6% non-voting interest in TELUS Corporation, a Canadian telecommunications company, and a 32.1% interest in NEXNET Co., Ltd., a digital enhanced specialized mobile radio provider in Japan.

      We use a single transmission technology called integrated digital enhanced network, or iDEN®, technology developed by Motorola, Inc. to provide our digital mobile services on 800 MHz spectrum holdings in our managed operating companies. This technology allows us to use our spectrum more efficiently and offer multiple digital wireless services integrated on one digital handset device. We are designing our digital mobile networks to support multiple digital wireless services, including:

•	digital mobile telephone service;

•	digital two-way radio dispatch service, which is marketed as “Nextel Direct Connect®” service;

•	Internet applications, mobile messaging services, e-mail and advanced business applications;

•	advanced calling features, such as three-way calling, voicemail, call forwarding and additional line service;

•	international roaming capabilities, which are marketed as “Nextel WorldwideSM”; and

•	text and numeric paging.

      We also offer wide-area digital two-way radio dispatch service in our Latin American markets, except in Chile, which allows our customers to use our Nextel Direct Connect service throughout our service areas in a particular country.

      In February 2001, we introduced the “i2000plus™” handset in selected markets. This is our first global handset with Internet capabilities. The i2000plus, like the “i2000™” is a dual-mode handset manufactured by Motorola that operates on both iDEN technology and the Global System for Mobile Communications, or GSM, digital wireless technology that is the current digital cellular communications standard in Europe and elsewhere. Using the i2000 or the i2000plus, our customers can roam internationally when traveling between our markets and other cities or countries in which either iDEN 800 MHz or GSM 900 MHz networks are operating and which are covered by our roaming arrangements. We currently have about 120 roaming agreements with operators of iDEN 800 MHz and GSM 900 MHz networks in about 68 countries and territories, not all of which are currently operational.

      In April 2001, we began introducing in some of our markets the “i85s™” and the “i50sx™” handsets, which are part of a new offering of digital handsets with embedded Java™ technology. These new handsets, developed and manufactured by Motorola, combine the qualities of our Internet capable handsets with additional features and functionality such as the ability to download Java-based applications, wireless synchronization capabilities and voice activated dialing and recording features. As more Java-based applications are developed, we expect our customers to be able to download the associated new software onto their handsets from our operating companies’ websites.

      In October 2001, Daniel F. Akerson resigned as chairman of our board of directors.

      The table below provides an overview of our total and proportionate share of digital handsets in service as of September 30, 2001 and 2000. For purposes of the table, total digital handsets in service represents all digital handsets in use on the digital mobile networks of each of the operating companies. Proportionate digital handsets in service represents our proportionate share of that total, based on our percentage equity ownership interest of the operating company in the relevant country.

			Proportionate Digital
	Total Digital Handsets		Handsets

	September 30,	September 30,	September 30,	September 30,
Country	2000	2001	2000	2001

	(in thousands)

Brazil	262	454	262	454

Mexico	172	380	172	380

Argentina	111	197	111	197

Peru	55	103	55	103

Chile	—	—	—	—

Total Latin America	600	1,134	600	1,134

Philippines	39	55	20	33

Total managed operating companies	639	1,189	620	1,167

Japan	49	49	16	16

Canada	731	2,417	104	111

Total	1,419	3,655	740	1,294

Business Plan Review

      In view of the capital constrained environment and our lack of funding sources, we reviewed our business plan and determined to pursue a less aggressive growth strategy that targets conservation of cash resources by slowing enhancement and expansion of our networks and reducing subscriber growth and operating expenses. We cannot be sure that we will be successful in achieving our cash conservation targets. Even if we are successful in implementing our revised business plan we will require additional funding to continue our operations beyond the end of 2001. There can be no assurance that we will be successful in raising sufficient additional funds to finance our operations on a timely basis or at all.

      In connection with the implementation of this plan, we will restructure some of our operations, including reductions to our workforce, to reduce our operating costs and improve our operating efficiencies. We anticipate that we will record a restructuring charge related to these actions in the fourth quarter of 2001. The impact of implementing our revised business plan is not reflected in the results contained in this report as we did not finalize and begin implementing our plan until the fourth quarter of 2001.

      Moreover, since debt service payments are a significant portion of our future commitments, we continue to review various alternatives to restructure our currently outstanding indebtedness. There can be no assurance that we will be successful in eliminating and/ or rescheduling or otherwise reducing our indebtedness and other financial obligations. See “Future Capital Needs and Resources.”

Brazil Subscriber Base Adjustment

      In the course of performing a detailed review of our subscriber base in Brazil during the second quarter of 2001, we identified a number of handsets that were classified as in service under our then applicable policies and practices, but were not in active use or generating revenue. These handsets were placed in “temporary suspend” status under these policies and practices for various reasons, including the following:

•	the handsets were denied calling privileges due to unresolved past due amounts or due to suspected fraudulent or improper usage;

•	the customer requested “temporary suspend” status for a variety of reasons, ranging from seasonal work patterns to extended absence from the service area; and

•	the handsets were in for repair or were reported lost or stolen.

      We decided to adjust our policies and practices in Brazil to shorten the length of time that a handset will be allowed to remain in “temporary suspend” status without generating revenue. Applying the revised policies and practices to the handsets in “temporary suspend” status, we determined it was necessary to take a one time adjustment of existing handsets in “temporary suspend” status, reducing our ending handsets in service in Brazil as of June 30, 2001 by about 39,000 handsets.

      Because none of the handsets in “temporary suspend” status were generating revenues, this adjustment had no adverse impact on our operating revenues. The total number of handsets we estimated to be in “temporary suspend” status after this adjustment was not material in comparison to the total reported handsets in service. We fully implemented these adjustments to our policies and practices in Brazil during the second quarter of 2001, and no continuing “prior period” effect should be associated with handsets in temporary suspend status in future periods.

Significant Transactions and Events

      Brazil. During 2001, Brazil has experienced a significant economic slowdown, which has had a number of consequences, including a decline in the value of the Brazilian real to the U.S. dollar exchange rate of about 8% during the third quarter and about 30% year to date. As a result, we recognized foreign currency transaction losses of $11.3 million during the third quarter and $63.0 million year to date. If the decline in the value of the Brazilian real to the U.S. dollar exchange rate continues, we may incur further foreign currency transaction losses, and any such continuing decline would have an adverse impact on our operating revenues in Brazil in future periods.

      Argentina. In Argentina, a continued economic recession has led to increasing concerns regarding the Argentine government’s ability to repay its debt. In partial response to these concerns, the Argentine government implemented a new exchange rate system in June 2001. Under the new system, the current pegged exchange rate of one U.S. dollar to one Argentine peso will be modified to permit the peso to float at a 50-50 average of the dollar and the euro, the European common currency. This new system will not take effect until the market exchange rate for the U.S. dollar and euro reaches one-to-one parity. In the interim, a new dual exchange rate system has taken effect, under which the current U.S. dollar to Argentine peso rate continues to apply to all transactions within the country, but a new commercial exchange rate applies to all exports out of, and imports into, the country. For imports into Argentina, the new commercial exchange rate is applied in the form of an import duty collected at the port of entry into Argentina, increasing the cost of importing goods into the country. The new commercial rate resulted in about a 5% average increase in the cost of our equipment and handset purchases during the third quarter of 2001. Future increases in these costs will depend on future changes in the U.S. dollar and euro exchange rates.

      To avert a potential debt default, the Argentine government is currently negotiating with its domestic and international creditors to exchange existing government notes and loans for new debt at lower coupon rates and with revised repayment terms. There is no assurance that the Argentine government will be successful in restructuring its debt, or that such a restructuring will prove to be effective in averting a debt default. Further, a debt default could lead to a devaluation of the Argentine peso or a repegging of the Argentine peso exchange rate. A significant percentage of our Argentine business contracts, trade payables and loans are denominated in U.S. dollars. Though our sales contracts with customers in Argentina are also primarily U.S. dollar-denominated, an Argentine financial crisis triggered by a debt default and accompanied by a currency devaluation or a currency repegging may contribute to the financial impairment of our customers, leading to increased credit risk for our company, including the potential for slower receivables turnover, an increase in uncollectible accounts receivable and higher associated bad debt expense. In addition, a devaluation could cause us to incur foreign currency transaction losses or gains. Any debt default or currency devaluation by the Argentine government could also trigger further unfavorable economic conditions in Argentina and other Latin American countries, including those in which we operate.

Impairment and Other Charges

      Philippines Asset Impairments. As a result of our continuing efforts to tailor our operations to more closely align with anticipated sources of financing, and following our most recent review of economic conditions, operating performance and other relevant factors relating to our Philippine operating company, during the third quarter of 2001, we decided to discontinue incremental funding to our Philippine operating company. As a result, during the third quarter of 2001 we recorded a $147.1 million pre-tax impairment charge based on the amount by which the carrying values of the long-lived assets to be held and used related to our Philippine operating company exceeded their estimated fair market values.

      Reduction in Fair Value of Available-for-Sale Securities. As of September 30, 2001, due to an other-than-temporary reduction in the fair market value of TELUS Corporation stock, we wrote down our investment in TELUS Corporation to reflect its then current fair value and recognized a $188.4 million charge.

Results of Operations

      Operating revenues.

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	September 30,	Operating	September 30,	Operating
	2000	Revenues	2001	Revenues	Dollars	Percent

	(dollars and handsets in thousands)
Nine Months Ended

Mexico	$69,493	33%	$200,375	41%	$130,882	188%

Brazil	68,868	32%	130,993	27%	62,125	90%

Argentina	54,617	26%	94,318	19%	39,701	73%

Peru	17,035	8%	46,492	10%	29,457	173%

Corporate & other	1,952	1%	13,641	3%	11,689	599%

Operating revenues	$211,965	100%	$485,819	100%	$273,854	129%

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	September 30,	Operating	September 30,	Operating
	2000	Revenues	2001	Revenues	Dollars	Percent

	(dollars and handsets in thousands)
Three Months Ended

Mexico	$31,543	34%	$83,891	45%	$52,348	166%

Brazil	28,514	31%	45,008	24%	16,494	58%

Argentina	21,449	24%	35,937	19%	14,488	68%

Peru	8,481	9%	16,552	9%	8,071	95%

Corporate & other	1,797	2%	4,614	3%	2,817	157%

Operating revenues	$91,784	100%	$186,002	100%	$94,218	103%

					Handsets	Percent

Digital handsets in service at end of period for managed operating companies	639	—	1,189	—	550	86%

      The increase in operating revenues for the nine-month period ended September 30, 2001 compared to the nine-month period ended September 30, 2000 consists of a $265.5 million or 135% increase in wireless service and other revenues to $462.7 million and a $8.3 million or 56% increase in digital handset and accessory sales to $23.1 million. The increase in operating revenues for the three-month period ended September 30, 2001 compared to the three-month period ended September 30, 2000 consists of a $91.1 million or 105% increase in wireless service and other revenues to $177.4 million and a $3.1 million or 56% increase in digital handset and accessory sales to $8.6 million.

      Our wireless service and other revenues increased principally as a result of an 86% increase in the number of digital handsets in service in our managed operating companies from September 30, 2000 to September 30, 2001, particularly in our Mexican and Brazilian operating companies, which represented 81% of the total increase in handsets in service. The successful introduction of higher priced monthly service plans, primarily in Mexico, also contributed to the growth in wireless service and other revenues and has generated higher average monthly revenues per digital handset.

      As a result of increasing competitive pressures and the current economic environments in which we operate, we have provided more competitive service pricing plans targeted at meeting more of our customers’ needs, including a variety of fixed-rate plans offering lower per minute rates and other integrated services and features. As a result, wireless service revenues in some of our markets have not grown as rapidly as the number of digital handsets in service and minutes of use.

      In Brazil, the increase in our U.S. dollar-reported operating revenues was partially offset by the effect of translating our Brazilian real-based revenues into U.S. dollars during a period when the Brazilian real to the U.S. dollar exchange rate declined in value.

      Our digital handset and accessory sales increased as a result of an increase in digital handsets sold by our managed operating companies. The percentage increase in digital handsets sold by our managed operating companies was higher than the percentage increase in revenues generated from sales of digital handsets and accessories because we have generally reduced the prices at which we have sold our digital handsets to attract new customers. The growth in digital handsets in service is the result of a number of factors, principally:

•	the expansion of network coverage in existing and new markets in the countries where we operate;

•	an increased number of indirect distribution channels;

•	the introduction of new services, such as wide-area dispatch, international roaming, Internet applications, mobile messaging services, e-mail and advanced business applications; and

•	a continued emphasis on increasing brand awareness, primarily through increased advertising.

      Corporate and other operating revenues for the nine- and three-month periods ended September 30, 2001 primarily represent revenues generated by our Philippine operating company, which we began consolidating in the final month of the third quarter of 2000.

      Under our revised business plan, we expect our operating revenues to continue to increase as we sell more handsets, provide wireless services to new subscribers and introduce new products and services. However, we expect that the pace of revenue and subscriber growth will slow considerably in connection with our implementation of our less aggressive business plan. As we have only recently begun to implement our revised business plan, we cannot determine the extent to which our revenue and subscriber growth will be reduced. See “Forward Looking Statements.”

      Cost of revenues.

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	September 30,	Operating	September 30,	Operating
	2000	Revenues	2001	Revenues	Dollars	Percent

	(dollars in thousands)
Nine Months Ended

Mexico	$36,972	17%	$85,625	18%	$48,653	132%

Brazil	41,832	20%	92,218	19%	50,386	120%

Argentina	24,786	12%	39,417	8%	14,631	59%

Peru	12,805	6%	22,447	4%	9,642	75%

Corporate & other	689	—	9,668	2%	8,979	NM

Cost of revenues	$117,084	55%	$249,375	51%	$132,291	113%

Three Months Ended

Mexico	$15,762	17%	$34,504	19%	$18,742	119%

Brazil	17,827	20%	33,196	18%	15,369	86%

Argentina	9,801	11%	15,300	8%	5,499	56%

Peru	5,351	5%	7,704	4%	2,353	44%

Corporate & other	663	1%	3,539	2%	2,876	434%

Cost of revenues	$49,404	54%	$94,243	51%	$44,839	91%

NM-Not Meaningful

      The increase in cost of revenues for the nine-month period ended September 30, 2001 compared to the nine-month period ended September 30, 2000 consists of a $78.5 million or 151% increase in cost of providing wireless services to $130.6 million and a $53.8 million or 83% increase in cost of digital handset and accessory sales to $118.8 million. The increase in cost of revenues for the three-month period ended September 30, 2001 compared to the three-month period ended September 30, 2000 consists of a $26.3 million or 117% increase in cost of providing wireless services to $48.7 million and a $18.5 million or 69% increase in cost of digital handset and accessory sales to $45.5 million.

      The increase in cost of wireless service revenues across all of our managed operating companies is primarily attributable to the following factors:

•	a significant increase in system minutes of use that produced a related increase in variable costs of providing service, primarily associated with interconnect fees; and

•	an increase in site ground lease and utility expenses that we incurred due to a 65% increase in the number of transmitter and receiver sites placed into service in our managed operating companies from September 30, 2000 to September 30, 2001.

      In Brazil, the increase in cost of wireless service revenues was also impacted by the following:

•	nonrecurring charges incurred by our Brazilian operating company during the second quarter of 2001 related to the resolution of disputes with local carriers over minutes of use;

•	recurring costs incurred in connection with the introduction of wide-area dispatch services; and

•	fixed interconnect costs per minute of use that are comparatively higher than those incurred by our other managed operating companies, due to fixed contracts with local carriers that provide excess capacity.

These increases were partially offset by the effect of translating our Brazilian real-based cost of revenues into U.S. dollars during a period when the Brazilian real to the U.S. dollar exchange rate declined in value.

      We recently renegotiated most of our contracts with the local phone carriers in Brazil to provide reduced capacity levels that more closely reflect our capacity needs and thereby partially reduce our total interconnect costs. The impact of the revised contracts will be reflected in the fourth quarter of 2001.

      The increase in cost of digital handset and accessory sales is primarily due to the increase in digital handsets sold by our managed operating companies, partially offset by a slight decrease in the average cost we paid for the digital handsets sold.

      Corporate and other cost of revenues for the nine- and three-month periods ended September 30, 2001 primarily represents costs incurred by our Philippine operating company, which we began consolidating in the final month of the third quarter of 2000.

      Under our revised business plan, we expect the amount of cost of revenues to increase as we place more switches and transmitter and receiver sites into service, as customer usage of our digital mobile networks increases and as we sell digital handsets and accessories and provide services to new subscribers. However, in connection with our implementation of a less aggressive growth strategy, we will pursue cost saving measures and other initiatives to reduce our operating costs commensurate with our projected revenues. As we have only recently begun to implement our revised business plan, we cannot be sure that we will be successful in reducing our cost of revenues to targeted levels. See “Forward Looking Statements.”

      Selling, general and administrative expenses.

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	September 30,	Operating	September 30,	Operating
	2000	Revenues	2001	Revenues	Dollars	Percent

	(dollars in thousands)
Nine Months Ended

Selling and marketing	$103,670	49%	$162,847	33%	$59,177	57%

General and administrative	91,537	43%	169,798	35%	78,261	85%

Selling, general and administrative	$195,207	92%	$332,645	68%	$137,438	70%

Three Months Ended

Selling and marketing	$40,456	44%	$58,731	32%	$18,275	45%

General and administrative	34,748	38%	61,626	33%	26,878	77%

Selling, general and administrative	$75,204	82%	$120,357	65%	$45,153	60%

      The increase in selling and marketing expenses for the nine- and three-month periods ended September 30, 2001 as compared to the same prior year periods primarily reflects increased costs incurred in connection with higher consolidated sales of digital handsets across all of our managed operating companies during the nine- and three-month periods ended September 30, 2001, including:

•	increases of $17.0 million or 58% and $6.4 million or 65% in advertising expenses directed at growing our customer base and promoting our services;

•	increases of $25.3 million or 88% and $7.8 million or 65% in commissions earned by indirect dealers and distributors as a result of increased digital handset sales through indirect channels; and

•	increases of $23.5 million or 52% and $4.1 million or 22% in payroll and related expenses for sales and marketing, including commissions attributable to a larger direct sales force.

The increases in selling and marketing expenses for the nine-month period ended September 30, 2001 were offset by $6.6 million in reimbursements for marketing expenses that we earned in the first quarter of 2001.

      We expect the amount of selling and marketing expenses to decrease as we implement our revised business plan, which focuses on a less aggressive growth strategy and reduced customer growth, as:

•	sales of our handsets decrease, resulting in fewer commissions paid to direct and indirect dealers; and

•	we scale back our marketing and advertising campaigns.

      The increase in general and administrative expenses for the nine- and three-month periods ended September 30, 2001 as compared to the same prior year periods is primarily a result of activities to support a larger customer base during the nine- and three-month periods ended September 30, 2001. These activities consisted of:

•	increases of $48.8 million or 75% and $14.0 million or 54% in personnel, information technology, facilities and general corporate expenses;

•	increases of $17.7 million or 152% and $9.1 million or 303% in bad debt expense, which increased as a percentage of our consolidated operating revenues from 5.7% during the three-month period ended June 30, 2001 to 6.5% during the three-month period ended September 30, 2001, primarily as a result of the impact of a slowing Brazilian economy; and

•	increases of $11.8 million or 81% and $3.8 million or 66% in expenses related to billing, collection and customer care activities.

      Under our revised business plan, we expect the amount of general and administrative expenses to increase at a slower rate, as we shift our focus in most of our markets to customer care activities, including customer retention initiatives.

      As we have only recently begun to implement our revised business plan, we cannot be sure that we will be successful in reducing our total selling, general and administrative costs to targeted levels. See “Forward Looking Statements.”

      Segment (losses) earnings.

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	September 30,	Operating	September 30,	Operating
	2000	Revenues	2001	Revenues	Dollars	Percent

	(dollars in thousands)
Nine Months Ended

Mexico	$(25,831)	(12)%	$4,203	1%	$30,034	116%

Brazil	(31,484)	(15)%	(56,203)	(12)%	(24,719)	(79)%

Argentina	(12,010)	(6)%	(768)	—	11,242	94%

Peru	(9,877)	(4)%	2,641	1%	12,518	127%

Corporate & other	(21,124)	(10)%	(46,074)	(10)%	(24,950)	(118)%

Segment losses	$(100,326)	(47)%	$(96,201)	(20)%	$4,125	4%

Three Months Ended

Mexico	$(8,898)	(10)%	$6,320	4%	$15,218	171%

Brazil	(10,397)	(11)%	(20,296)	(11)%	(9,899)	(95)%

Argentina	(4,402)	(5)%	1	—	4,403	100%

Peru	(2,142)	(2)%	1,697	1%	3,839	179%

Corporate & other	(6,985)	(8)%	(16,320)	(9)%	(9,335)	(134)%

Segment losses	$(32,824)	(36)%	$(28,598)	(15)%	$4,226	13%

      We define segment (losses) earnings as operating losses before depreciation, amortization, asset impairments and restructuring charges. Segment losses in all of our Latin American markets, except Brazil, decreased both in total and as a percentage of their related operating revenues for the nine- and three-month periods ended September 30, 2001. The decrease in segment losses in these markets is due to increased economies of scale achieved from growth in our customer base and increased system usage. In Brazil, segment losses increased for the nine- and three-month periods ended September 30, 2001 primarily due to a significant increase in interconnect costs and bad debt expense.

      The increase in segment losses for Corporate and other is primarily the result of increased personnel, facilities and general corporate expenses resulting from increased staffing for support activities required to serve a larger customer base. The increase in segment losses for Corporate and other for the nine- and three-month periods ended September 30, 2001 includes $10.5 million for the nine-month period and $4.2 million for the three-month period attributable to our Philippine operating company, which we began consolidating in the final month of the third quarter of 2000, and our Chilean operations, which we acquired in the middle of 2000.

      While our revised business plan is designed to reduce segment losses and generate segment earnings in future periods, we cannot be sure that we will be successful in achieving our financial targets, including those related to segment earnings. See “Forward Looking Statements.”

      Depreciation and amortization.

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	September 30,	Operating	September 30,	Operating
	2000	Revenues	2001	Revenues	Dollars	Percent

	(dollars in thousands)
Nine Months Ended

Depreciation	$80,790	38%	$122,887	25%	$42,097	52%

Amortization	21,630	10%	50,183	11%	28,553	132%

Depreciation and amortization	$102,420	48%	$173,070	36%	$70,650	69%

Three Months Ended

Depreciation	$28,732	32%	$44,371	24%	$15,639	54%

Amortization	8,505	9%	15,206	8%	6,701	79%

Depreciation and amortization	$37,237	41%	$59,577	32%	$22,340	60%

      Although depreciation increased for the nine- and three-month periods ended September 30, 2001 over the same 2000 periods, it decreased as a percentage of consolidated operating revenues. Depreciation increased in 2001 primarily as a result of placing into service additional transmitter and receiver sites to improve and enhance coverage of our digital mobile networks. We expect the amount of depreciation to continue to increase as we place additional transmitter and receiver sites into service. However, in connection with our implementation of a less aggressive growth strategy, which contemplates slowing enhancement and expansion of our networks, we expect that the pace of growth in depreciation will slow.

      Amortization increased primarily due to our acquisitions of licenses and customer lists completed during the second half of 2000.

      Asset impairments, interest expense, interest income and other.

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	September 30,	Operating	September 30,	Operating
	2000	Revenues	2001	Revenues	Dollars	Percent

	(dollars in thousands)
Nine Months Ended

Asset impairments	$—	—	$(147,143)	30%	$(147,143)	NM

Interest expense	(176,677)	83%	(220,099)	45%	(43,422)	(25)%

Interest income	14,760	7%	10,889	2%	(3,871)	(26)%

Reduction in fair value of available-for-sale securities	—	—	(188,387)	39%	(188,387)	NM

Foreign currency transaction gains (losses), net	8,598	4%	(70,685)	15%	(79,283)	(922)%

Equity in losses of unconsolidated affiliates	(30,573)	14%	—	—	30,573	100%

Minority interest in losses of subsidiaries	6,504	3%	—	—	(6,504)	(100)%

Other income (expense), net	364	—	(8,930)	2%	(9,294)	NM

Income tax benefit (provision)	1,002	—	(39,235)	8%	(40,237)	NM
Three Months Ended

Asset impairments	$—	—	$(147,143)	79%	$(147,143)	NM

Interest expense	(70,017)	76%	(73,437)	39%	(3,420)	(5)%

Interest income	9,213	10%	3,211	2%	(6,002)	(65)%

Reduction in fair value of available-for-sale securities	—	—	(188,387)	101%	(188,387)	NM

Foreign currency transaction gains (losses), net	2,676	3%	(15,894)	9%	(18,570)	(694)%

Equity in losses of unconsolidated affiliates	(13,289)	14%	—	—	13,289	100%

Other income (expense), net	2,270	2%	(2,664)	1%	(4,934)	(217)%

Income tax benefit (provision)	1,370	1%	(39,229)	21%	(40,599)	NM

NM-Not Meaningful

      The asset impairments in 2001 represent impairment charges recorded to write down the carrying values of the long-lived assets of our Philippine operating company to their estimated fair market values as a result of our decision to discontinue incremental funding to our Philippine operating company.

      The increase in interest expense for the nine-month period ended September 30, 2001 compared to the same prior year period primarily resulted from the issuance of our 12.75% senior serial redeemable notes in August 2000. The increase in interest expense for the three-month period ended September 30, 2001 compared to the same prior year period also primarily resulted from the issuance of these notes, as well as an increase in accreted interest on all of our senior discount notes, partially offset by an increase in capitalized interest.

      The decrease in interest income for the nine-month period ended September 30, 2001 compared to the same prior year period is primarily due to lower average interest rates as compared to the prior year. The decrease in interest income for the three-month period ended September 30, 2001 compared to the same prior year period is primarily due to the investment of higher average outstanding cash balances during the third quarter of 2000, primarily derived from the proceeds received from the issuance of our 12.75% senior serial redeemable notes in August 2000. This decrease is also due to lower average interest rates during 2001 as compared to the prior year.

      The reduction in fair value of available-for-sale securities represents the other-than-temporary reduction in fair value of our investment in TELUS Corporation.

      The foreign currency transaction losses in 2001 are primarily due to the weakening of the Brazilian real relative to the U.S. dollar as a result of the current economic environments in Brazil and Argentina, and the weakening of the Philippine peso relative to the U.S. dollar, each of which occurred primarily during the second and third quarters. During the third quarter of 2001, as a result of our determination that a portion of the U.S. dollar based intercompany loans to our Brazilian operating company are of a long-term investment nature, we recorded a foreign currency translation adjustment of $11.2 million as part of other comprehensive loss. Prior to August 2001, the effects of changes in exchange rates on these intercompany loans were reported as foreign currency transaction (losses) gains, net in our consolidated statements of operations and comprehensive loss. The foreign currency transaction gains for the nine-month period ended September 30, 2000 are primarily attributable to the strengthening of the Brazilian real relative to the U.S. dollar during 2000. The foreign currency transaction gains for the three-month period ended September 30, 2000 are primarily attributable to the strengthening of the Mexican peso relative to the U.S. dollar during 2000.

      The decreases in equity in losses of unconsolidated affiliates for the nine- and three-month periods ended September 30, 2001 compared to the same prior year periods are due to the consolidation of our Philippine operating company in the final month of the third quarter of 2000 and the write-off of our entire investment in our Japanese operating company during the fourth quarter of 2000.

      The decrease in minority interest in losses of subsidiaries for the nine-and three-month periods ended September 30, 2001 compared to the same prior year periods is due to our acquisitions of the remaining minority shareholders’ equity interests in our Brazilian and Peruvian operating companies in the second quarter of 2000.

      The increase in other expense, net for the nine-month period ended September 30, 2001 compared to the same prior year period is primarily due to a $5.9 million gain that we recorded during the third quarter of 2000 as a result of the dissolution of a joint venture in Shanghai, China in which we participated, as well as the following amounts that we recorded during 2001:

•	a write-off of about $3.0 million in capitalized expenses related to our discontinued initial public offering; and

•	a write-off of about $3.7 million related to our warrant to purchase shares of China United Telecommunications Corporation upon expiration of the warrant.

These amounts were partially offset by cash dividends that we received from TELUS Corporation during 2001.

      The increase in other expense, net, for the three-month period ended September 30, 2001 compared to the same prior year period is primarily due to the $5.9 million gain that we recorded in the third quarter of 2000, partially offset by cash dividends that we received from TELUS Corporation during the third quarter of 2001.

Liquidity and Capital Resources

      Working capital decreased by $317.5 million from a working capital surplus of $234.5 million at December 31, 2000 to a working capital deficit of $83.0 million at September 30, 2001. This decrease resulted primarily from the utilization of cash proceeds derived from the issuance of our series A exchangeable redeemable preferred stock in December 2000, April 2001 and July 2001 to fund investing and operating activities during 2001, and an increase in accrued expenses, including amounts due to related parties, as a result of increased financing of handset purchases and the utilization of available cash to fund network expansion.

      We incurred net losses of $932.9 million for the nine-month period ended September 30, 2001 and $378.8 million for the nine-month period ended September 30, 2000. We incurred net losses of $551.7 million during the third quarter of 2001 and $137.8 million during the third quarter of 2000. Net losses for the nine-

and three-month periods ended September 30, 2001 include $133.7 million in after-tax asset impairments related to our Philippine operations and a $188.4 million after-tax write down of our investment in TELUS Corporation. In addition, the operating expenses and capital expenditures associated with developing, enhancing and operating our digital mobile networks have continued to more than offset our operating revenues. Our operating expenses, debt service obligations and anticipated capital expenditures are expected to continue to more than offset operating revenues for the next several years. We have consistently used external sources of funds, primarily from the issuance of our series A exchangeable redeemable preferred stock to a wholly owned subsidiary of Nextel Communications and debt incurrences, to fund operations, capital expenditures, acquisitions and other nonoperating needs.

      Cash Flows. We used $166.9 million of net cash in our operating activities during the nine-month period ended September 30, 2001, an increase of $74.8 million compared to the nine-month period ended September 30, 2000. The increase is due primarily to increased operating expenses to operate larger digital mobile networks and support a larger customer base.

      We used $524.2 million of net cash in our investing activities during the nine-month period ended September 30, 2001, a decrease of $144.5 million compared to the nine-month period ended September 30, 2000. This decrease is primarily due to the following:

•	a $227.3 million decrease in payments for acquisitions and purchases of licenses due to significant purchases of licenses and ownership interests in our operating companies in Brazil, Peru, Chile and the Philippines during 2000; and

•	a $122.1 million decrease in net purchases of short-term investments, representing the investment of funds during the third quarter of 2000 that resulted from the proceeds received from the issuance of our 12.75% senior serial redeemable notes in August 2000, offset by;

•	a $211.3 million increase in cash paid for capital expenditures, primarily in Mexico and Brazil, as a result of our expansion and enhancement of digital mobile network coverage in our Latin American markets.

      Our financing activities provided us with $454.2 million of net cash during the nine-month period ended September 30, 2001, a decrease of $671.4 million compared to the nine-month period ended September 30, 2000. The decrease is primarily due to $641.0 million in proceeds received from the issuance of our 12.75% senior serial redeemable notes in August 2000.

Future Capital Needs and Resources

      Since our inception, we have financed our operations primarily through sales of debt securities and other financing arrangements, and, more recently, through private sales of equity securities to a wholly owned subsidiary of Nextel Communications. As of September 30, 2001, we had $270.8 million in cash and cash equivalents, including $36.6 million in restricted cash, available-for-sale securities of $154.8 million that are subject to a lien, $2,331.5 million in outstanding senior notes and $499.0 million in secured debt. The current downturn in the global capital markets makes it unlikely that we can obtain significant new financing from third parties through the issuance of equity or debt securities.

      We expect that our commitments to make payments to third parties during the remainder of 2001, which aggregate about $123.4 million, will primarily be focused on capital expenditures to maintain our networks in Latin America, debt service requirements, and working capital requirements. We believe that our cash balance as of September 30, 2001 and other potential sources of liquidity will be sufficient to fund our operations only through 2001.

      Historically, our strategy had been focused on aggressive expansion and improvement of digital mobile coverage in our Latin American markets, as well as continued support of our other operations. Consistent with this strategy, our business plan had been developed to grow our digital customer base, increase our revenues and improve other key financial performance measurements.

      In view of the capital constrained environment and our lack of funding sources, we reviewed our business plan and determined to pursue a less aggressive growth strategy that targets conservation of cash resources by slowing enhancement and expansion of our networks and reducing subscriber growth and operating expenses. We cannot be sure that we will be successful in achieving our cash conservation targets. Even if we are successful in implementing our revised business plan we will require additional funding to continue our operations beyond the end of 2001. There can be no assurance that we will be successful in raising sufficient additional funds to finance our operations on a timely basis or at all.

      We have called upon Nextel Communications to provide us with significant financial support in the past, and we have relied on Nextel Communications to provide a very substantial portion of the funding needed to implement our business plan during 2001. In April and July 2001, we received an aggregate of $500.0 million from a wholly owned subsidiary of Nextel Communications in exchange for an aggregate of 5,000 shares of our series A exchangeable redeemable preferred stock. Nextel Communications had committed to provide us with an additional $250.0 million in the form of a loan secured by some of our assets. However, as the creditor to which such assets had been pledged has not released the collateral that secured its loan, we do not anticipate the funding of this $250.0 million loan.

      Moreover, since debt service payments are a significant portion of our future commitments, we continue to review various alternatives to restructure our currently outstanding indebtedness. Successful implementation of our revised business strategy will require that we put in place a new capital structure that effectively eliminates and/or reschedules or otherwise reduces the cash payments associated with our indebtedness over the next several years, and that we obtain sufficient cash to meet the anticipated funding needs of our revised business plan. We have begun discussions with our secured lenders seeking the concessions from them that we believe are required for the successful implementation of our revised business plan, and those discussions are continuing. If we are able to structure mutually acceptable arrangements with our senior secured lender, we may enter into discussions with holders of our unsecured indebtedness. There can be no assurance that we will be successful in eliminating and/or rescheduling or otherwise reducing our indebtedness and other financial obligations.

      We are continuing to explore various potential sources of financing, including public or private debt or equity financing and sales of non-strategic assets, including potential sale-leaseback transactions, to meet our current and future funding requirements. We have been advised by Nextel Communications that it is reviewing a possible investment of up to $250.0 million, but that any such investment will be conditioned on, among other matters, our ability to complete a satisfactory restructuring of our indebtedness and other financial obligations and our obtaining additional funding from other sources, including sales of non-strategic assets. Nextel Communications has no legal obligation to make any investments or to otherwise advance or make available any funds to us. In addition to the absence of any legal obligation of Nextel Communications to provide funding to us, some of the agreements to which Nextel Communications currently is a party restrict the amount available to Nextel Communications and its relevant subsidiaries for specified purposes, including investments in and advances to us. We may not be able to obtain the funds necessary to pursue our revised business plan on satisfactory terms, if at all, or if we are able to obtain funds, they may not be sufficient to meet our funding requirements. If we cannot obtain sufficient funding when needed, or successfully restructure our indebtedness and other financial obligations, we may be required to sell strategic assets, reorganize under applicable law or take other measures. In addition, we may be required to write-down the carrying values of our long-lived assets, including property, plant and equipment, licenses, goodwill and other intangible assets, to their estimated fair values, which may have a material adverse impact on our financial position and results of operations.

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

Forward Looking Statements

      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. A number of the statements made in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are not historical or current facts, but deal with potential future circumstances and developments. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy that involve risks and uncertainties. We caution you that these forward-looking statements are only predictions, which are subject to risks and uncertainties, including financial variations, changes in the regulatory environment, industry growth and trend predictions. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operations and results of our wireless communications business also may be subject to the effects of other risks and uncertainties in addition to the other qualifying factors identified in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, including, but not limited to:

•	access to sufficient capital to meet our operating and financial needs;

•	the impact that economic conditions in Latin America and other emerging markets, as well as other market conditions, may have on the volatility and availability of equity and debt financing in domestic and international capital markets;

•	the ability to achieve and maintain market penetration and average subscriber revenue levels sufficient to provide financial viability to our digital mobile network business;

•	general economic conditions in Latin America and other emerging markets and in the market segments that we are targeting for our digital mobile services;

•	regulatory and judicial challenges by our competitors as to the validity of some of our licenses or the scope of the services we provide under our licenses;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet our service deployment and marketing plans and customer demand;

•	potential currency devaluations in countries in which our operating companies conduct business;

•	the accuracy of our estimates of the impact of foreign exchange volatility in our markets as compared to the U.S. dollar;

•	substantive terms of any international financial aid package that may be made available to any country in which our operating companies conduct business;

•	future legislation or regulatory actions relating to our specialized mobile radio services, other wireless communication services or telecommunications generally;

•	the political and social conditions in the countries in which we operate, including political instability, which may affect the economies of our markets and the regulatory schemes in these countries;

•	the success of efforts to improve and satisfactorily address any issues relating to our digital mobile network performance;

•	market acceptance of our new handset and service offerings, including Internet applications, mobile messaging services, e-mail and advanced business applications;

•	the continued successful performance of the technology being deployed in our service areas and the successful implementation and performance of technology to be deployed in connection with our introduction of Internet applications, mobile messaging services, e-mail and advanced business applications;

•	our ability to manage our growth, including our ability to timely and successfully accomplish required enhancement and expansion of our networks and scale-up of our billing, collection, customer care and similar back-office operations to keep pace with anticipated customer growth, increased system usage rates and growth in levels of accounts receivable being generated by the digital mobile network customer base;

•	our ability to maintain our customer base as a result of the slowing of the enhancement and expansion of our networks;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular services and personal communications services; and

•	other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission, including our 2000 annual report on Form 10-K and our subsequent quarterly reports on Form 10-Q.

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

      We hold an investment in the common stock of TELUS Corporation, a publicly traded Canadian company, which had a fair value of $154.8 million at September 30, 2001. We report our investment in TELUS at its fair market value in our financial statements. Negative fluctuations in the stock price of TELUS expose us to equity price risks. During the nine-month period ended September 30, 2001, the carrying value of our investment in TELUS declined $193.5 million, resulting from decreases in the fair market value of TELUS’ stock price. An additional 10% decline in the stock price would result in a further $15.5 million decrease in the carrying value of our investment in TELUS.

      The table below presents principal cash flows and related interest rates by year of maturity for our fixed and variable rate debt obligations at September 30, 2001. Fair values are determined based on quoted market prices for our senior notes and carrying values for our bank and vendor credit facilities at September 30, 2001 as interest rates are reset periodically.

      Descriptions of our senior redeemable notes and bank and vendor credit facilities are contained in note 7 to the audited consolidated financial statements included in our 2000 annual report on Form 10-K and in note

3 to our condensed consolidated financial statements presented in Item 1 of this quarterly report and should be read in conjunction with the table below.

							Total Due	Fair
	2001	2002	2003	2004	2005	Thereafter	At Maturity	Value

	(dollars in thousands)

Long-term Debt:

Fixed rate	$215	$482	$—	$—	$—	$2,331,463	$2,332,160	$430,960

Average interest rate	14.5%	14.5%	—	—	—	12.7%	12.7%

Variable rate	$8,333	$73,958	$219,151	$93,750	$75,000	$28,125	$498,317	$498,317

Average interest rate	7.6%	8.2%	8.2%	8.6%	8.6%	8.7%	8.4%

PART II — OTHER INFORMATION.

Item 1.  Legal Proceedings.

      We and/or our managed operating companies are parties to certain legal proceedings that are described in our 2000 annual report on Form 10-K and our subsequent quarterly reports on Form 10-Q. During the three months ended September 30, 2001, there were no material changes in the status of or developments regarding those legal proceedings that have not been previously disclosed in our 2000 annual report on Form 10-K and our subsequent quarterly reports on Form 10-Q. In addition, some of our competitors are currently challenging in administrative or judicial proceedings the validity of some of our licenses or the scope of services we provide under those licenses, particularly in Chile, Mexico, Peru and Argentina.

Item 2.  Changes in Securities.

      (a)  Inapplicable.

      (b)  Inapplicable.

(c)	On July 16, 2001, we issued 2,500 shares of our series A exchangeable redeemable preferred stock to a wholly owned subsidiary of Nextel Communications for cash proceeds of $250.0 million, pursuant to the exemption from registration provided by Section 4(2) under the Securities Act of 1933.

Item 6.  Exhibits and Reports on Form 8-K.

      (a)  Inapplicable.

      (b)  Reports on Form 8-K filed with the Securities and Exchange Commission.

(i)	On July 24, 2001, we filed a current report on Form 8-K with the Securities and Exchange Commission, reporting under Item 5 the announcement by our parent company of our summary financial results and other data for the quarter ended June 30, 2001.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTEL INTERNATIONAL, INC.

Date: November 14, 2001	By:	/s/ J. VICENTE RIOS J. Vicente Rios Vice President and Controller (Principal Accounting Officer)