Form 10-K405
period 2001-12-31
NII HOLDINGS INC
filed 2002-03-29
CIK 1037016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 333-26649

NII HOLDINGS, INC.

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

      Indicate by check mark whether the registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒     No  ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

      The registrant’s common equity securities are not publicly traded, and accordingly, no aggregate market value of the registrant’s common equity is available.

      On March 15, 2002, the number of shares outstanding of the registrant’s (1) class A common stock, par value $0.001 per share, was 0, and (2) class B common stock, par value $0.001 per share, was 270,382,103.

Documents Incorporated by Reference: None

PART I FORWARD LOOKING STATEMENTS
Item 1. Business
PART II
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Our Directors and Executive Officers
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
NII HOLDINGS, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
NII HOLDINGS, INC. AND SUBSIDIARIES INDEPENDENT AUDITORS’ REPORT
NII HOLDINGS, INC. AND SUBSIDIARIES (A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)
CONSOLIDATED BALANCE SHEETS As of December 31, 2001 and 2000 (in thousands)
NII HOLDINGS, INC. AND SUBSIDIARIES (A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS For the Years Ended December 31, 2001, 2000 and 1999 (in thousands, except per share amounts)
NII HOLDINGS, INC. AND SUBSIDIARIES (A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)
Certificate Of Incorporation
Trademark License Agreement
Amendment to Supply Agreement
Amend.3 to Supply Agreement
Amend.1 to Supply Agreement
Amend.2 to Supply Agreement
Amend.3 to Supply Agreement
Subsidiaries
Consent Of Deloitte & Touche LLP.
Power Of Attorney

NII HOLDINGS, INC.

NII HOLDINGS, INC.

PART I

FORWARD LOOKING STATEMENTS

      This annual report on Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include forward looking statements concerning expected operating results, cost savings, liquidity levels, restructuring strategies, political and economic developments in the various markets in which we operate, as well as technological improvements and new products and services, each of which are based on the expectations of our management as of the date of this filing. However, there may be events in the future that we are not able to predict or over which we have no control. We caution investors that actual results may differ materially from those contained in the forward looking statements as a result of uncertainties and risks, including the risk factors identified in this annual report on Form 10-K. More information about potential factors that could affect our business and financial results is set forth under Part I, “Item 1. Business — L. Risk Factors” and Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1. Business

A. Introduction

      Unless the context requires otherwise, “NII Holdings, Inc.,” “we,” “our” and “us” refer to the combined businesses of NII Holdings, Inc. and its consolidated subsidiaries. NII Holdings, Inc., formerly known as Nextel International, Inc., was incorporated in 1996 and is a substantially wholly owned subsidiary of Nextel Communications, Inc., which owns about 99% of our outstanding common stock. Nextel Communications provides digital wireless communications services throughout the United States. Nextel Communications files periodic and other reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934. More detailed and specific information concerning Nextel Communications is contained in those reports.

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

      “Nextel,” “Nextel Direct Connect,” “Nextel Online” and “Nextel Worldwide” are trademarks or service marks of Nextel Communications. “Motorola,” “iDEN,” “i2000” and “i2000plus” are trademarks or service marks of Motorola, Inc.

B. Overview

      We provide wireless communication services targeted at meeting the needs of business customers in selected international markets. Our principal operations are in major business centers and related transportation corridors of Brazil, Mexico, Argentina and Peru. We also provide analog specialized mobile radio services in Chile. In addition, we own an interest in a digital mobile services provider in the Philippines. Our markets are generally characterized by high population densities and, we believe, a concentration of the country’s business users and economic activity. In addition, vehicle traffic congestion, low landline penetration and unreliability of the land-based telecommunications infrastructure encourage the use of mobile wireless communications services in these areas.

      We use a transmission technology called integrated digital enhanced network, or iDEN, technology developed by Motorola to provide our digital mobile services on 800 MHz spectrum holdings in all of our digital markets. This technology allows us to use our spectrum more efficiently and offer multiple digital wireless services integrated on one digital handset device. We are designing our digital mobile networks to support multiple digital wireless services, including:

•	digital mobile telephone service, including advanced calling features such as speakerphone, conference calling, voice-mail, call forwarding and additional line service;

•	Nextel Direct Connect service, which allows subscribers in the same country to contact each other instantly, on a private one-to-one call or on a group call;

•	Internet services, mobile messaging services, e-mail and advanced Java™ enabled business applications, which are marketed as “Nextel Online” services; and

•	international roaming capabilities, which are marketed as “Nextel Worldwide”.

      Our customers may roam throughout the iDEN 800 MHz markets we currently serve, as well as those of Nextel Communications and Nextel Partners, Inc. To further enhance our roaming services, during the second quarter of 2000, we launched Nextel Worldwide with the introduction of the i2000 digital handset. This digital dual-mode handset, manufactured by Motorola, operates on networks using either iDEN 800 MHz or Global System for Mobile Communications, or GSM, 900 MHz technologies. This service allows our customers to roam internationally when traveling between our markets and other cities or countries in which either iDEN 800 MHz or GSM 900 MHz networks are operating and which are covered by our roaming arrangements. We currently have about 125 roaming agreements with operators of iDEN 800 MHz and GSM 900 MHz networks in about 68 countries and territories. After we enter into roaming agreements, we and our roaming partners must undertake testing and implementation procedures before roaming can begin. In addition, each operator with whom we enter into a roaming agreement in any given country may have varying service coverage areas; some may operate in metropolitan areas while others may have nationwide service.

      The table below provides an overview of the mobile wireless voice communications systems operated by our operating companies in the countries indicated. For purposes of the table, total digital handsets in service represent all digital handsets in use on the digital mobile networks of each of our operating companies. Proportionate digital handsets in service represents our proportionate share of that total, based on our direct and indirect percentage equity ownership interest of our operating company in the relevant country. System type indicates whether the local wireless communications system is based on an analog specialized mobile radio system or a digital enhanced specialized mobile radio system.

					Proportionate
				Total Digital	Digital
	Our Interest in Our		Total	Handsets in	Handsets in
	Operating Companies		Population	Service at	Service at
	at December 31,		Covered by	December 31,	December 31,
Country	2001	System Type	Licenses	2001	2001

			(in millions)
				(in thousands)

Brazil	100.0%	analog/digital	62	447	447

Mexico	100.0%	analog/digital	50	400	400

Argentina	100.0%	digital	23	205	205

Peru	100.0%	analog/digital	7	110	110

Chile	100.0%	analog	15	—	—

Total Latin America			157	1,162	1,162

Philippines	59.1%	digital	75	54	32

Total operating companies			232	1,216	1,194

[Additional columns below]

[Continued from above table, first column(s) repeated]

Start Date of Initial
Commercial Digital
Country	Mobile Services

Brazil	May 1998

Mexico	September 1998

Argentina	June 1998

Peru	June 1999

Chile	—

Total Latin America

Philippines	July 1998

Total operating companies

      For additional information concerning our market segments, see note 14 to our audited consolidated financial statements appearing at the end of this annual report on Form 10-K.

      In the fourth quarter of 2001, we sold our minority interest in NEXNET Co. Ltd., our Japanese operating company, to Motorola. We received a $6.5 million credit for equipment purchases from Motorola and cash proceeds of $3.5 million from a partner in NEXNET, in exchange for the forgiveness of our loans to NEXNET. We also sold our investment in TELUS Corporation, a Canadian wireless company, for cash proceeds of $196.5 million, of which $57.4 million was placed in escrow to secure an outstanding loan from Motorola Credit Corporation that had been secured by our TELUS shares.

      In the latter half of 2000, we began a process to complete an initial public offering to raise funds to support the continued expansion and enhancement of our digital wireless networks. In March 2001, due to adverse market conditions, we announced our decision to discontinue our initial public offering at that time and withdrew our registration statement. In the first quarter of 2001, we also amended the terms of our vendor financing agreements with Motorola to extend the maturities and modify the covenants under those facilities. The downturn in the global capital markets, among other things, has made it impossible for us to obtain significant new financing from third parties through the issuance of our equity or debt securities.

      During the third quarter of 2001, following our review of the economic conditions, operating performance and other relevant factors in the Philippines, we decided to discontinue funding to our Philippine operating company. In view of the capital constrained environment and our lack of funding sources, during the fourth quarter of 2001, we undertook an extensive review of our business plan and determined to pursue a less aggressive growth strategy that targets conservation of cash resources by slowing enhancement and expansion of our networks and reducing subscriber growth and operating expenses. In connection with the implementation of this plan and our decision to discontinue funding to our Philippine operating company, during 2001 we recorded non-cash pre-tax impairment charges and pre-tax restructuring and other charges of about $1.75 billion, resulting from the write-down of the carrying values of our long-lived assets and the restructuring of some of our operations to reduce our operating costs and improve our operating efficiencies.

      Our limited sources of available funding will require us to cease providing significant financing to stimulate operating growth in most of our markets. We intend to focus substantially all of our available funding towards continuing the growth of our Mexican operations. We made this decision based on our Mexican operating company’s operating performance, future prospects and economic conditions in Mexico, as well as other relevant factors. We plan to provide substantially less funding to our other markets, including Brazil, Argentina and Peru. As a result, we expect the growth in these markets will slow considerably compared to past growth levels. Our primary objectives with respect to our markets other than Mexico are to minimize operating costs and capital expenditures and maximize cash resources and segment earnings. However, if our funding needs are not met on a timely basis, or at all, we may not be able to provide our Mexican operating company with sufficient financing to continue the growth of its operations as currently planned. As a result, actual results for our Mexican operations could differ significantly from current expectations.

      Since debt service payments are a significant portion of our current and future commitments and because we do not believe that funds generated from our operating activities or realistically available from other sources will be sufficient to meet our expected commitments, we have been reviewing various alternatives to restructure our currently outstanding indebtedness. On December 31, 2001, our Argentine operating company failed to make a scheduled principal payment of $8.3 million to the lenders under our $108.3 million Argentine credit facilities. This caused a cross-default on $381.7 million in aggregate borrowings under our equipment financing facilities with Motorola Credit. We entered into forbearance agreements with respect to these defaults that expired on January 22, 2002. On February 1, 2002, we did not make our scheduled $41.4 million interest payment due on our 12.75% senior serial redeemable notes due 2010, of which $650.0 million in aggregate principal amount is outstanding. We decided not to make these payments as part of the cash preservation initiative associated with our undertaking to restructure our debts and implement a revised business plan. We do not intend to make additional principal or interest payments on any of our outstanding debt while we continue our restructuring activities. In addition, the entire balance of unpaid principal under our 13.0% senior redeemable discount notes due 2007 and our 12.125% senior redeemable discount notes due 2008 is subject to being declared immediately due and payable, together with accrued interest, thirty days after an acceleration has been declared under any of our other significant indebtedness, all of which is currently in default. No such acceleration has yet occurred.

      As a result of our defaults, our lenders under the affected facilities are each free to pursue the respective remedies available to them, including, in the case of our vendor and bank financing facilities, seizing our assets and the assets of our subsidiaries that are pledged as collateral. Pledged assets include cash balances in collateral accounts. As of December 31, 2001, we had cash balances in collateral accounts of $84.0 million. In addition, under our Argentine capital subscription agreement, we are required to make contributions to our Argentine operating company. As of December 31, 2001, we had $9.8 million in a cash collateral account that was available for future equity contributions to our Argentine operating company. In February 2002, one of our creditors seized the full cash balance in the amount of $7.9 million. In addition, our independent auditors have issued a “going concern” opinion with respect to our financial statements, which indicates that, in their opinion, substantial doubt exists about our ability to continue operating.

      We are currently in discussions with our various creditors regarding the restructuring of our debt obligations, which total about $2.67 billion. If we are unable to obtain additional funding and negotiate a successful debt restructuring, we may have to further write down assets, sell strategic assets, reorganize under Chapter 11 of the United States Bankruptcy Code or take other measures, which could include liquidation of our assets. Additionally, we could experience adverse impacts to our business, including but not limited to, losses of customer accounts, top sales agents, indirect dealers and key management personnel. We may also lose government and regulatory support for various initiatives that we believe are critical to our success. We have retained the investment banking firm of Houlihan Lokey Howard and Zukin Capital to assist us in exploring various strategic alternatives.

C. Wireless Technology

      Currently, most mobile wireless communications services in our markets are either specialized mobile radio, cellular or personal communications services, or PCS, systems. Our operating companies offer analog or digital specialized mobile radio services, or a combination of both.

      Our digital mobile networks combine the advanced iDEN technology developed and designed by Motorola with a low-power, multi-site transmitter and receiver configuration that permits frequency reuse. The iDEN technology shares many common components with GSM technology, which has been established as the current digital wireless communications standard in Europe and elsewhere. The iDEN technology is a variant of the GSM technology that is being deployed by some personal communications services operators in the United States. The design of our existing and proposed digital mobile networks currently is premised on dividing a service area into multiple sites. These sites have a typical coverage area ranging from less than one mile to thirty miles in radius, depending on the terrain and the power setting. Each site contains a low-power transmitter, receiver and control equipment referred to as the base station. The base station in each site is connected by microwave, fiber optic cable or telephone line to a computer controlled switching center. The switching center controls the automatic transfer of wireless calls from site to site as a subscriber travels, coordinates calls to and from a digital handset and connects wireless calls to the public switched telephone network. In the case of two-way radio, a piece of equipment called a dispatch application processor provides a call setup, identifies the target radio and connects the subscriber initiating the call to other targeted subscribers. These two-way radio calls can be connected to one or several other subscribers and can be made without interconnecting to the public switched telephone network.

      Nortel Networks Corporation has supplied most of the mobile telephone switches for our digital networks. At December 31, 2001, our operating companies had 13 operational switches and about 2,050 transmitter and receiver sites constructed and in operation in our digital mobile networks.

      Currently, there are three principal digital technology formats used by providers of cellular telephone service or personal communications services:

•	time division multiple access, or TDMA, digital transmission technology;

•	code division multiple access, or CDMA, digital transmission technology; and

•	GSM-PCS, a variation of the TDMA-based GSM digital technology format.

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

•	First, each channel on our digital mobile networks is capable of carrying up to six voice and/or control paths, by employing six-time slot TDMA digital technology. Alternatively, each channel is capable of carrying up to three voice and/or control paths, by employing three-time slot TDMA digital technology. Each voice transmission is converted into a stream of data bits that are compressed before being transmitted. This compression allows each of these voice or control paths to be transmitted on the same channel without causing interference. Upon receipt of the coded voice data bits, the digital handset decodes the voice signal. Using iDEN technology, our two-way radio dispatch service achieves about six times improvement over analog specialized mobile radio in channel utilization capacity. We also achieve about three times improvement over analog specialized mobile radio in channel utilization capacity for channels used for mobile telephone service.

•	Second, our digital mobile networks reuse each channel many times throughout the market area in a manner similar to that used in the cellular industry, further improving channel utilization capacity.

      Unlike other digital transmission technologies, iDEN can be deployed on non-contiguous frequency holdings. This benefits us because our 800 MHz channel holdings are, in large part, composed of non-contiguous channels. Further, iDEN technology allows us to offer our multi-functional package of digital mobile services. While iDEN offers a number of advantages in relation to other technology platforms, unlike other wireless technologies, it is a proprietary technology that relies solely on the efforts of Motorola and any future licensees of this technology for further research, and for technology and product development and innovation. Motorola is also the sole source supplier of iDEN infrastructure and digital handsets. Our agreements with Motorola impose limitations and conditions on our ability to use other technologies. These agreements may delay or prevent us from employing new or different technologies that perform better or are available at a lower cost. Furthermore, iDEN technology is not as widely adopted in relation to other wireless technologies and currently has fewer subscribers on a worldwide basis.

D. Network Implementation, Design and Construction

      After obtaining necessary regulatory authorizations to develop and deploy our networks, we undertake a careful frequency planning and system design process. Our sites have been selected on the basis of their proximity to targeted customers, the ability to acquire and build the sites and frequency propagation characteristics. Site procurement efforts include obtaining leases and permits and, in many cases, zoning approvals. Once the requisite governmental approvals are obtained, the preparation of each site, including grounding, ventilation, air conditioning and construction, typically takes three months. We must also obtain all equipment necessary for the site. Equipment installation, testing and optimization generally takes at least an additional four weeks. Any scheduled build-out or expansion may be delayed due to typical construction and other delays as well as the need to obtain additional financing, which may not be available due to our current financial condition.

E. Marketing

      Our operating companies market their wireless communications services primarily to business customers and mobile work forces, such as service companies, security firms, contractors and delivery services. Companies with mobile work forces often need to provide their personnel with the ability to communicate directly with one another. To meet the needs of these customers, we offer a package of services and features that combines multiple communications services in one digital handset. This package includes Nextel Direct Connect, which allows users to contact co-workers instantly, on a private one-to-one call or on a one-to-many group call. In addition, we offer billing based upon actual seconds of airtime after the first minute and rate plans that do not distinguish between peak and off-peak minutes. For a more detailed description of the marketing focus of each managed operating company, see the “Marketing” discussion for each of those operating companies under “— J. Operating Companies.”

F. Competition

      In each of the markets where our operating companies operate, we compete with other communications services providers, based primarily on our differentiated product offerings and price. Our competitors include landline telephone companies and other wireless communications companies. Many of our competitors are well-established companies with substantially greater financial and marketing resources, larger customer bases, better name recognition, bundled service offerings, larger spectrum positions and larger coverage areas than we have. In addition, many existing telecommunications enterprises in the markets in which our operating companies conduct business have successfully attracted significant investments from multinational communications companies. Because of their financial resources, these competitors may be able to reduce prices to gain market share. We expect that the prices we charge for our products and services will decline over the next few years as competition intensifies in our markets.

      In addition, the iDEN technology we deploy is not compatible with other wireless technologies such as digital cellular or personal communications services or with other iDEN networks not operating in the 800 MHz spectrum. Therefore, our customers will not be able to roam on non-GSM 900 MHz or non-iDEN 800 MHz cellular or personal communications services systems or any system for which we do not have a roaming agreement. Further, they will not be able to roam on GSM 900 MHz systems unless they elect to purchase dual-band handsets that are compatible both with iDEN 800 MHz and GSM 900 MHz. At present, the i2000 and i2000plus digital handsets developed by Motorola, which enable our customers to roam on other providers’ GSM 900 MHz cellular systems, are the only dual-band handsets that we expect will be available to our customers in the foreseeable future. Consequently, our customers will only be able to roam on specified systems, which may place us at a disadvantage relative to our competitors who do not have similar technological constraints or who have more roaming arrangements in place. Furthermore, we use specialized mobile radio technology, which subjects us to uncertainty in some jurisdictions where our operating companies may not be considered operators of public communications networks. Differences in the regulatory framework applicable to companies who are and are not deemed to be operators of public communications networks may place us at a competitive disadvantage with respect to requirements under our licenses and our ability to interconnect with public switched telephone networks, provide services to all segments of the population and provide services under particular programs, such as calling party pays programs.

      For a more detailed description of the competitive factors affecting each managed operating company, see the “Competition” discussion for each of those operating companies under “— J. Operating Companies.”

G. Regulation

      The licensing, construction, ownership and operation of wireless communications systems are regulated by governmental entities in the markets in which our operating companies conduct business. The grant, maintenance, and renewal of applicable licenses and radio frequency allocations are also subject to regulation. In addition, these matters and other aspects of wireless communications system operations, including rates charged to customers and the resale of wireless communications services, may be subject to public utility regulation in the jurisdiction in which service is provided. Further, statutes and regulations in some of the markets in which our operating companies conduct business impose limitations on the ownership of telecommunications companies by foreign entities. Changes in the current regulatory environments, the interpretation or application of current regulations or future judicial intervention in those countries could impact our business. These changes may affect interconnection arrangements, requirements for increased capital investments, prices our operating companies are able to charge for their services or foreign ownership limitations, among other things. In addition, due to our financial condition, we may lose government and regulatory support for various initiatives that we believe are critical to our success. For a more detailed description of the regulatory environment in each of the countries in which our managed operating companies conduct business, see the “Regulatory and Legal Overview” discussion for each of those operating companies under “— J. Operating Companies.”

H. Foreign Currency Controls and Dividends

      In some of the countries in which we operate, the purchase and sale of foreign currency is subject to governmental control. Additionally, local law in some of these countries may limit the ability of our operating companies to declare and pay dividends. Local law may also impose a withholding tax in connection with the payment of dividends. For a more detailed description of the foreign currency controls and dividend limitations and taxes in each of the countries in which our managed operating companies conduct business, see the “Foreign Currency Controls and Dividends” discussion for each of those operating companies under “— J. Operating Companies.”

I. Operating Company Ownership

      We currently own 100% of our operating companies in Brazil, Mexico, Argentina, Peru and Chile and, directly and indirectly, through minority ownership interests in other shareholders, a proportionate 59.1% interest in our Philippine operating company. We have entered into arrangements that provide us with influence over key business and strategic decisions involving our Philippine operating company through board representation rights and other corporate governance protections. For a description of other stockholders of our Philippine operating company, see “— J. Operating Companies — 6. Philippines.”

J. Operating Companies

  1. Mexico

      Operating Company Overview. We refer to our wholly owned Mexican operating company, Comunicaciones Nextel de México S.A. de C.V., as Nextel Mexico. Several wholly owned subsidiaries of Nextel Mexico provide analog and digital mobile services under the tradename “Nextel” in the following major business centers with populations in excess of 1 million and along related transportation corridors, as well as in a number of smaller markets:

Digital	Analog

Mexico City Guadalajara Puebla León Monterrey Toluca	Mexico City Tijuana Monterrey

We are currently offering digital networks in a number of smaller markets, including Querétaro, Celaya, Irapuato, Salamanca, Guanajuato, Nuevo Laredo, Cuernavaca, La Piedad, Tlaxcala, San Juan del Río, Lagos de Moreno, Cuautla, Chilpancingo and Acapulco. Nextel Mexico continues to offer analog services in several smaller markets.

      Nextel Mexico has licenses in markets covering more than 50 million people. As of December 31, 2001, Nextel Mexico provided service to about 400,400 digital handsets.

      Nextel Mexico is headquartered in Mexico City and has regional offices in Guadalajara, Monterrey, Tijuana, Toluca, Puebla and Querétaro. As of December 31, 2001, Nextel Mexico had about 1,130 employees.

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

      Nextel Mexico spectrum acquisitions. Nextel Mexico, through its affiliate Inversiones Nextel de México, S.A. de C.V., entered into agreements with license holders to purchase additional spectrum in different parts of Mexico. These agreements were executed as follows: (i) in January 2001, Nextel Mexico, through its affiliate Inversiones Nextel de México, completed the purchase of a license, also known as a concession under Mexican law, of Radiocom del Pacífico, S.A. de C.V.; (ii) in January 2001, Nextel Mexico, through its affiliate Inversiones Nextel de México, completed the purchase of a concession of Telecomunicaciones Móviles de México, S.A. de C.V.; (iii) in August 2001, Nextel Mexico, through its affiliate Inversiones Nextel de México, completed the purchase of a concession of FM 500, S.A. de C.V. and (iv) in November 2001, Nextel Mexico, through its affiliate Inversiones Nextel de México, completed the purchase of a concession of Internacional Lamothe, S.A. de C.V. As a result of these transactions, Nextel Mexico acquired a total of 630 channels covering 52 cities.

      Nextel Mexico potential spectrum acquisitions. On September 25, 2001, Nextel Mexico, through its affiliate Inversiones Nextel de México, entered into a license purchase agreement with a license holder for the purchase of 240 channels covering 12 cities. On October 15, 2001, Inversiones Nextel de México entered into a license purchase agreement for the purchase of 10 channels in the city of Guadalajara. On February 27, 2002, Inversiones Nextel de México entered into a license purchase agreement for the purchase of 20 channels covering 23 cities, including new cities in Zihuatanejo and Valle de Bravo. These three agreements are subject to pre-closing conditions, including receipt of required regulatory approvals. These transactions may not be completed in a timely manner or at all.

      Competition. Nextel Mexico’s analog operations compete with those of Delta Comunicaciones Digitales, S.A. de C.V., one of the largest analog operators in Mexico, and with other analog system operators in its markets. Nextel Mexico’s digital mobile networks compete with analog system providers and also with cellular and personal communications services system operators in its market areas.

      The Mexican cellular market is divided into nine regions. The Secretary of Communications and Transportation of Mexico has divided the cellular telephone system in each region into the Cellular A-Band and the Cellular B-Band. In each region, Radiomóvil Dipsa, S.A. de C.V., known as Telcel, and a subsidiary of American Móvil, S.A. de C.V., in turn a subsidiary of Carso Global Telecom, S.A. de C.V., the holding company controlling Teléfonos de México, S.A. de C.V., known as Telmex, holds the Cellular B- Band concession. Its cellular competitor in each region holds the Cellular A-Band concession. Iusacell, S.A. de C.V., a joint venture controlled by Verizon Communications, holds the right to provide cellular service in the greater Mexico City area, as well as in the regions covering most of the central and southern areas of Mexico. In the northern region of Mexico, cellular service is provided by Movitel del Norroeste, S.A. de C.V., Celular de Telefonía, S.A. de C.V., Telefonía Celular del Norte, S.A. de C.V. and Baja Celular Mexicana, S.A. de C.V., currently owned by Telefonica of Spain. On March 7, 2002, Telefonica of Spain signed a memorandum of understanding to acquire a 65% stake in Mexican cellular operator Pegaso PCS, S.A. de C.V.

      Pegaso is a joint venture among Grupo Pegaso, Leap Wireless International Inc. and Sprint Corporation that provides personal communications services and wireless local loop commercial services in Tijuana, Monterrey, Guadalajara and Mexico City, among other cities. Cellular service in the southeast region of Mexico is provided by Portatel del Sureste, S.A. de C.V. In October 1999, Sistemas Profesionales de Comunicaciones, S.A. de C.V., referred to as Unefon, obtained a nationwide concession in the 1.9 GHz band. This concession allows Unefon to provide personal communications services and wireless local loop commercial services. Currently Unefon is providing services in Acapulco, Toluca, León, Mexico City and Guadalajara, among other cities.

      Regulatory and Legal Overview. The Secretary of Communications and Transportation of Mexico, known as the SCT, regulates the telecommunications industry in Mexico. The Comisión Federal de Telecomunicaciones, known as COFETEL, oversees specific aspects of the telecommunications industry on behalf of the SCT.

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

      The Mexican Federal Telecommunications Law requires that all telecommunications concessions must be owned by Mexican individuals or entities that do not have more than 49% of their voting equity interest owned by foreign entities. Although the foreign ownership limitation existed before the enactment of the Mexican Federal Telecommunications Law for specific types of telecommunications licenses, the Mexican Foreign Investment Law effective as of December 28, 1993, deleted the reference to this rule. It also allowed up to a 100% foreign ownership participation in entities involved in specialized mobile radio services. Due to this change, the foreign participation in Nextel Mexico and its subsidiaries was increased to become a majority foreign-owned corporation. However, the Mexican Federal Telecommunications Law enacted on June 8, 1995, reinstituted the former 49% foreign ownership limitation. This did not affect Nextel Mexico and its subsidiaries since they became majority foreign owned companies during the time that this level of ownership was legally permitted. For this reason, in May 1996, Nextel Mexico and its subsidiaries applied for and obtained a modification of all of their then-owned 800 MHz licenses. These modifications deleted, among other things, all conditions that related to the 49% foreign ownership limitation. As a result, all of the 800 MHz licenses in which Nextel Mexico had an interest as of January 1, 2000, except for one license covering 10 channels along a major highway from Mexico City to Guadalajara, are not subject to the foreign ownership limitation. To comply with the 49% foreign ownership limitation, all of the licenses acquired by Nextel Mexico after January 1, 2000, are held through a neutral stock corporation, Inversiones Nextel de México, in which Nextel Mexico has about 99% of the economic interest but only 49% of the voting interest. All of the interests in Inversiones Nextel de México, however, are subject to a voting trust agreement between Nextel Mexico and the other shareholders, as well as a shareholders’ agreement under which Nextel Mexico has limited corporate governance rights. The terms of these agreements are described below under “— Corporate Governance.” Although licenses to provide cellular services are also subject to the 49% foreign ownership limitation, the Mexican Federal Telecommunications Law explicitly provides a waiver for cellular providers. This waiver is granted upon receipt of a favorable opinion from the Mexican National Foreign Investments Commission.

      The Mexican Federal Telecommunications Law provides all wireless communications services providers with the right to interconnect to the public switched telephone network operated by Telmex. Some of these telecommunications companies have had difficulty obtaining interconnect services from Telmex, despite having interconnection agreements with Telmex. Because Nextel Mexico operates under specialized mobile radio licenses, it is not deemed to be a local telecommunications services provider in Mexico. As a result, it is unclear whether Nextel Mexico is entitled to interconnection. For assurance, Nextel Mexico entered into a commercial agreement with Telmex providing for interconnection between its networks and the public switched telephone network, effective through August 4, 2001. Nextel Mexico and Telmex continue their commercial relationship under this agreement and are currently negotiating its renewal, however, Nextel Mexico may not be able to renew this agreement or otherwise obtain interconnect services. In addition, Nextel Mexico must rely on arrangements with local telecommunications providers for numbering.

      To become a concessionaire, a provider must apply to and receive the approval of the Secretary and COFETEL. To acquire spectrum, a provider must participate in an auction process. Awarded concessions contain requirements regarding build-out and loading that, if not complied with, can lead to sanctions, including revocation of the concession.

      In October 2000, Pegaso filed a complaint with COFETEL, alleging that Nextel Mexico was violating the terms of its specialized mobile radio license by providing local and long distance telephony as well as paging services. In March 2001, Nextel Mexico was notified that this competitor was seeking an injunction against the SCT to require COFETEL to respond to the complaint. Although Nextel Mexico believes this complaint and related lawsuit to be without merit, Nextel Mexico cannot be sure of the outcome of the claims or their current impact on its operations.

      In addition, Nextel Mexico was notified in April, May and December 2001 that Pegaso had also filed before Mexican courts three different claims seeking to obtain injunctions against Mexico’s federal competition commission, Comisión Federal de Competencia, known as COFECO. These claims allege that COFECO had granted on three different occasions authorizations with respect to specified spectrum acquisitions by Nextel Mexico, violating this competitor’s constitutional right to be heard. Although Nextel Mexico believes these claims to be without merit, Nextel Mexico cannot be sure of the outcome of these claims or their current impact on its operations.

      Foreign Currency Controls and Dividends. Because there are no foreign currency controls in place, Mexican currency is convertible into foreign currency without restrictions. Mexican companies may distribute dividends and profits outside of Mexico if the Mexican company meets specified distribution and legal reserve requirements. A Mexican company must distribute 10% of its pretax profits to employees and allocate 5% of net profits to the legal reserve until 20% of the stated capital is set aside. Under Mexican corporate law, approval of a majority of stockholders of a corporation is required to pay dividends. Dividends paid by Nextel Mexico to any U.S. stockholder are subject to a 5% withholding tax. Interest payments to U.S. residents are subject to a 15% withholding tax; interest payments to a U.S. financial institution registered with the Mexican tax authorities are subject to a 5% withholding tax; and interest payments to a U.S. fixed asset or machinery supplier registered with the Mexican tax authorities are subject to a 10% withholding tax.

      Corporate Governance. To comply with the restrictions on foreign ownership interests under Mexican law, Inversiones Nextel de México holds the licenses and telecommunications assets acquired in 2000 and 2001. Inversiones Nextel de México is authorized to issue two classes of stock: (i) common voting stock, no more than 49% of which can be held directly or indirectly by foreign investors, and (ii) “neutral” or preferred stock, which has only limited voting rights, but with respect to which foreign ownership is not limited. Nextel Mexico owns 49% of the common stock and all of the neutral stock of Inversiones Nextel de México, giving Nextel Mexico about 99% of the economic interest but only 49% of the voting interest in Inversiones Nextel de México. The remaining 51% of the voting interest and 1% of the economic interest are owned by three Mexican nationals.

      As a holder of common stock, Nextel Mexico is entitled to vote on all matters submitted to a vote of the shareholders of Inversiones Nextel de México. Further, Nextel Mexico and the three other shareholders have entered into a trust agreement and a shareholders agreement. The shareholders’ agreement gives Nextel Mexico substantial rights concerning the corporate governance of Inversiones Nextel de Mexico, including:

•	veto rights with respect to managerial and operational decisions; and

•	a right of first refusal and call option, under which we have the right, in our sole discretion, to acquire all or part of the common stock of Inversiones Nextel de México if the 49% foreign ownership limitation is ever abrogated.

  2. Brazil

      Operating Company Overview. We refer to our wholly owned Brazilian operating company, Nextel Telecomunicações Ltda., as Nextel Brazil. Nextel Brazil provides analog and digital mobile services under the tradename “Nextel” in the following major business centers with populations in excess of 1 million and along related transportation corridors, as well as in a number of smaller markets:

Digital	Analog

Rio de Janeiro Sao Paulo Curitiba Brasília	Salvador Belo Horizonte Fortaleza	Recife Porto Alegre

      We recently constructed a digital network in Belo Horizonte, but we have not yet launched our services in that market. We are currently constructing a digital network in Porto Alegre.

      Nextel Brazil has licenses in markets covering about 62 million people. As of December 31, 2001, Nextel Brazil provided service to about 446,800 digital handsets.

      Nextel Brazil’s operations are headquartered in São Paulo, with branch offices in Rio de Janeiro and other cities. As of December 31, 2001, Nextel Brazil had about 1,200 employees.

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

      Competition. Nextel Brazil competes with other analog specialized mobile radio and cellular service providers in Brazil. Other specialized mobile radio service providers of analog services include Splice do Brasil Telecomunicações e Eletrônica Ltda., Teleglobal Representações Ltda. and Rádio Móvel Digital S.A. Nextel Brazil competes with the following cellular and wireless operators nationally and in various states: Telesp Celular S.A, BCP S.A., TESS S.A., ATL Algar Telecom Leste S.A., Telefônica Celular, Telemig Celular S.A., Maxitel S.A., Global Telecom S.A., TIM Sul, Tele Centro Oeste Celular Participações S.A. and Americel S.A.

      Regulatory and Legal Overview. On April 27, 2000, Brazil’s telecommunications regulatory agency, Agência Nacional de Telecomunicações, known as Anatel, approved new rules relating to specialized mobile radio services in Brazil. These regulations were supplemented on September 26, 2001 with regulations relating to new areas of authorization and on October 17, 2001, with new regulations relating to calling party pays. As a result, Brazil has begun to open its markets to wider competition in the mobile wireless communications segment where we operate. The former regulations imposed various restrictions that significantly limited the ability of Nextel Brazil to provide digital mobile services to all potential customer groups. The former regulations also limited Nextel Brazil’s ability to be fully responsive to customers’ demands and needs for mobile wireless communications services. The new regulations, as supplemented, are expected to have a significant positive impact on our ability to operate in Brazil, principally by:

•	allowing service to be provided not only to formal legal entities but also to groups of individuals characterized by a common professional activity, such as doctors or lawyers. However, our service still may not be provided to stand-alone individuals;

•	lifting restrictions on the volume of interconnect traffic, which previously required that the volume of traffic interconnected with the public switched telecommunications network could not exceed one third of the sum of intra-network traffic volume and outgoing calls interconnected to the public switched telecommunications network;

•	allowing specialized mobile radio companies to provide their users with other services that are not characterized as telecommunications services, such as short messaging, packet data and Internet data services; and

•	confirming that specialized mobile radio networks in different service areas can interconnect among themselves for two-way radio services. This allows for long distance two-way radio communications within Nextel Brazil’s network without any interconnection costs.

      The new regulations now permit affiliated companies to hold more than one license in the same service area. Additionally, specialized mobile radio licensees and their affiliates are still limited to a maximum holding of 10 MHz of spectrum in the same service area, unless the licensee can prove that it needs additional spectrum. Moreover, the regulations approved by Anatel on September 26, 2001, provide specifically for specialized mobile radio companies to request extension of their current coverage areas. Under the new regulations, Anatel may also lift the spectrum restriction from 10 MHz up to 15 MHz in localities where the need for more spectrum is duly justified. In the case of São Paulo and Rio de Janeiro, major cities in Brazil, Anatel has already acknowledged in writing that Nextel Brazil may increase its spectrum up to 15 MHz.

      Although we believe that the new regulations give us significantly greater flexibility to provide digital mobile services, we are still required to provide two-way radio as a basic service before we can provide any other service. For example, we cannot offer interconnection to the public telephone system without providing two-way radio. In addition, we are required to provide services to similarly situated customers on a similar basis.

      The new regulations published on October 17, 2001, also allow for implementation of a calling party pays program. In these regulations, Anatel clarifies, among other things, how specialized mobile radio companies, like Nextel Brazil, would be paid by other companies if they wished to interconnect with Nextel Brazil’s network. These rules also allowed Nextel Brazil to amend its interconnection agreements to reflect this additional payment. We believe that calling party pays will eventually be fully implemented in Brazil. However, although we are actively negotiating with the fixed line and wireless operators in Brazil, we cannot predict when this will happen.

      No material changes were introduced under the new regulations in regard to the grant of new licenses. Any company interested in obtaining new specialized mobile radio licenses from Anatel must apply and present documentation demonstrating the technical, legal and financial qualifications. Anatel may communicate its intention to grant new licenses, as well as the terms and conditions applicable, such as the relevant price. If it intends to grant a license, Anatel is required to publish an announcement in the official gazette. Any company willing to respond to Anatel’s invitation, or willing to render the applicable service in a given area claimed by another interested party, may have the opportunity to obtain a license. Whenever the number of claimants is larger than the available spectrum, Anatel is required to conduct competitive bidding to determine which interested party will be granted the available licenses.

      A license for the right to provide specialized mobile radio services is granted for an undetermined period of time. While the associated radio frequencies are licensed for a period of 15 years, they are renewable only once for an additional 15-year period. Renewal of the license is subject to rules established by Anatel. The renewal process must be filed at least three years before the expiration of the original term and must be decided by Anatel within 12 months. Anatel may deny a request for renewal of the license only if the applicant is not making rational and adequate use of the frequency, the applicant has committed repeated breaches in the performance of its activities, or there is a need to modify the radio frequency allocation.

      The new rules require that Nextel Brazil’s services comply with the terms and minimum coverage and signal requirements detailed in the regulations. Failure to meet Anatel’s requirements may lead to repossession of the channels by Anatel and forfeiture of Nextel Brazil’s license. We believe that Nextel Brazil is currently in compliance with the operational requirements of its licenses in all material respects.

      Foreign Currency Controls and Dividends. The purchase and sale of foreign currency in Brazil is subject to governmental control. There are two foreign exchange markets in Brazil that are subject to Central Bank of Brazil regulations. The first is the commercial/financial floating exchange rate market. This market is reserved generally for trade-related transactions such as import and export, registered foreign currency investments in Brazil, and other specific transactions involving remittances abroad. The second foreign exchange market is the tourism floating exchange rate market. The commercial/financial exchange rate market is restricted to transactions that require prior approval of the Brazilian monetary authorities. Both markets operate at floating rates freely negotiated between the parties. The purchase of currency for repatriation of capital invested in Brazil and for payment of dividends to foreign stockholders of Brazilian companies is made in the commercial/financial floating exchange rate market. Purchases for these purposes may only be made if the original investment of foreign capital and capital increases were registered with the Central Bank of Brazil. There are no significant restrictions on the repatriation of registered share capital and remittance of dividends.

      Nextel S.A., the Brazilian subsidiary through which any dividend is expected to flow, has applied to the Central Bank of Brazil for registration of its investments in foreign currency. Nextel S.A. intends to structure future capital contributions to Brazilian subsidiaries to maximize the amount of share capital and dividends that can be repatriated through the commercial/financial exchange rate market. However, Nextel S.A. may not be able to repatriate through the commercial/financial exchange rate market share capital and dividends on foreign investments that have not been registered.

      Brazilian law provides that the Brazilian government may, for a limited period of time, impose restrictions on the remittance by Brazilian companies to foreign investors of the proceeds of investments in Brazil. These restrictions may be imposed whenever there is a material imbalance or a serious risk of a material imbalance in Brazil’s balance of payments. The Brazilian government may also impose restrictions on the conversion of Brazilian currency into foreign currency. These restrictions may hinder or prevent us from purchasing equipment required to be paid for in any currency other than Brazilian reais. Under current Brazilian law, a company may pay dividends from current or accumulated earnings and dividend payments from current earnings are not subject to withholding tax. Payments of foreign loans are generally subject to a 15% withholding tax.

  3. Argentina

      Operating Company Overview. We refer to our wholly owned Argentine operating company, Nextel Communications Argentina S.A. (formerly, Nextel Argentina S.R.L.), as Nextel Argentina. Nextel Argentina provides digital mobile services under the tradename “Nextel” in the following major business centers with populations in excess of 1 million and along related transportation corridors, as well as in a number of smaller markets:

Digital

______________

Buenos Aires

Cordoba
Rosario
Mendoza

      Nextel Argentina has licenses in markets covering about 23 million people. As of December 31, 2001, Nextel Argentina provided service to about 205,200 digital handsets.

      Nextel Argentina is headquartered in Buenos Aires and has regional offices in Mar del Plata, Rosario, Mendoza and Cordoba, and seven branches in Buenos Aires. As of December 31, 2001, Nextel Argentina had about 700 employees.

      Marketing. Nextel Argentina’s digital mobile service offerings include telephone interconnect, digital two-way radio, paging, and data and Internet applications.

      Nextel Argentina markets its services through a direct sales force and employs independent dealers. Nextel Argentina provides extensive training to each of its distribution channels to ensure a high level of customer satisfaction.

      Competition. Nextel Argentina’s major competitors among the other specialized mobile radio providers, as measured by the number of subscribers, are Movilink, which is owned by CRM S.A., a joint venture that includes BellSouth Corporation and Motorola, and Unifon Team, which is owned by Telefónica de Argentina S.A. Movicom/ Movilink holds channels in Buenos Aires and in each of Argentina’s three other major cities. In addition to operating various analog networks, Movilink also operates an iDEN based digital mobile system in Buenos Aires, Cordoba, Mendoza and Rosario. Unifon Team operates analog networks in Buenos Aires and other major cities.

      There are four cellular service providers in Argentina with which Nextel Argentina also competes: Movicom, Unifon, Compañia de Teléfonos del Interior S.A., which is owned by a joint venture between Verizon Communications Inc. and Clarin Group S.A., and Telecom Personal S.A., which is owned by Telecom Argentina STET-France Telecom S.A. All of these companies or their subsidiaries also hold personal communications services licenses that were auctioned in 1999. The cellular and personal communication services licenses each cover only a specific geographic area, but together the licenses provide each company with national coverage. In addition, these competitors operate in our primary markets in Argentina. The grant of personal communication services licenses did not result in the entry of new competitors to the market because the licenses were awarded only to the existing providers of cellular telephone services. The licenses and associated frequencies provide existing cellular companies with increased spectrum capabilities and the ability to launch a new range of wireless products. The four holders of cellular and personal communication services licenses also hold wireline local and long distance telephone licenses.

      New regulations aimed at opening the Argentine market to wider competition went into effect in November 2000. As a result, a number of new companies have applied for licenses to offer a variety of services, some of which have already started operations.

      Regulatory and Legal Overview. The Comisión Nacional de Comunicaciones, referred to as the Argentina CNC, and the Secretary of Communications of Argentina are the Argentine telecommunications authorities responsible for the administration and regulation of the specialized mobile radio industry.

      Specialized mobile radio licenses have an indefinite term but are subject to revocation for violation of applicable regulatory rules. Depending on the type of network configuration, analog and digital mobile service must begin within six months to one year after receipt of channel assignment. Failure to meet service or loading requirements can result in revocation of the channel authorizations. The Argentina CNC will revoke specialized mobile radio licenses upon the occurrence of a third breach by the licensee of service requirements. Specialized mobile radio licenses and channel authorizations also may be revoked for violation of other regulatory authority rules and regulations. All analog and digital channel holders that received their channel authorizations in the November 1995 auction, including Nextel Argentina, were granted an extension to meet initial loading requirements. This extension provided for one additional year, to December 1997, to meet the requirements. Nextel Argentina believes it has satisfied all of its loading requirements. Argentina does not impose any limitation on foreign ownership of specialized mobile radio licenses.

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

      In September 2000, Argentina’s president signed a decree that put into effect new telecommunications regulations. The purpose of the new regulations is to guarantee the complete deregulation and free competition of the telecommunications industry in Argentina. The rules cover the following:

•	Licenses of telecommunications services. The new regulations establish a single license system that allows the license holder to offer any and all types of telecommunications services. The licensee is free to choose the geographic area, technology, infrastructure and architecture through which its services will be provided. However, each specific service to be offered must be separately registered with the Secretary. Holders of existing telecommunications licenses, including holders of cellular, personal communications service and specialized mobile radio licenses, are automatically deemed to have a universal license under the new regulatory scheme, and all services currently offered which had been previously approved by the regulatory authorities are treated as having been registered. However, to the extent an existing license holder wishes to offer a new service, the new service must be registered. In addition, existing license holders who acquired spectrum under a public bid or auction must continue to abide by the original terms and conditions under which the spectrum was granted.

The new regulations do not impose any minimum investment, loading or other requirements on holders. However, some requirements do apply to the launch of a new service, such as a requirement to launch the service within 18 months from the date of its registration. The grant of a license is independent of the resources required to provide a service, and specifically does not include the right to use of spectrum.

•	Network interconnection. The general principles of the new interconnection regulations are:

•	freedom of negotiation and agreement between the parties with respect to prices charged for interconnection, although the regulations include guidelines which are generally followed in practice and which can be imposed by the Secretary in the event of a dispute between parties;

•	mandatory provision of interconnection with other carriers so long as interconnection is technically feasible;

•	non-discrimination;

•	reciprocal compensation; and

•	maintenance of an open architecture, to avoid conditions that would restrict the efficiency of interconnected operators.

      All interconnection agreements entered into must be registered with the Secretary. Additional requirements are imposed on all dominant carriers to ensure opening up of the Argentine telecommunications market to competition. The referential prices included in the new regulations for various interconnection services, such as local termination and transit fees, represent a reduction of more than 50% from current prices.

•	Universal service. The regulations establish a tax equal to 1% of service revenue minus applicable taxes and specified related costs. The license holder can choose either to pay the resulting amount into a fund for universal service development or participate directly in offering services to specific geographical areas under an annual plan designed by the federal government, which is known as a pay or play system. Although regulations state that this tax would be applicable beginning January 1, 2001, the regulatory authorities have not taken the necessary actions to implement it yet.

•	Administration of spectrum. The new regulations contain only general principles and guidelines with respect to the authorization of new spectrum and frequencies. To ensure the efficient and effective use of spectrum, the Secretary is empowered to partially or totally revoke awarded spectrum if it is not used, or if it is not used in accordance with the terms and conditions under which it was granted. Authorizations for spectrum may not be transferred, rented or assigned, in whole or in part, without prior regulatory approval. In addition, the government may impose obligations on a spectrum holder in order to provide a service for which other spectrum holders were required to pay a price or had other obligations to provide the service.

      In July 2001, the Secretary of Communications issued Resolution No. 235/01 establishing the rules under which new spectrum is awarded. New spectrum authorizations expire in 10 years. In April and October of each year, authorizations to operate channels are granted directly or by auction, depending on the number of available channels existing in each city. No auction has taken place as of January 31, 2002, since no minimum price payable for spectrum has been set.

      Foreign Currency Controls and Dividends. On January 7, 2002, the Argentine Emergency Law No. 25,651 was published in the Official Gazette, which formally declares a public emergency in economic, administrative, financial, and exchange control matters. Based on Section 76 of the Argentine National Constitution, this law empowers the Federal Executive Power to regulate those areas until December 10, 2003, subject to control by the National Congress. The Emergency Law amends several provisions of the 1991 Convertibility Law No 23,928, the most significant of which is the repeal of the exchange rate of one Argentine peso to one US dollar. The Emergency Law provides that the Federal Executive Power will set the exchange rate between the peso and the dollar. Decree No. 71/2002 states that the purchase and sale of dollars to be carried out by the Argentine Central Bank will be set at 1.40 pesos for each dollar. This rate will be used to liquidate foreign currency resulting from exports and other export-related transactions, as well as for those imports regarded as essential or critical by the Secretariat of Industry and Commerce. All other transactions will be carried out at the price set daily in the free market. The Argentine Central Bank will issue the resolutions regulating the purchase and sale of foreign currency. The provisions of the Emergency Law are public policy and therefore no one may allege pre-existing rights against them. However, this declaration may affect constitutional rights.

      The Federal Executive Power is also empowered to take measures to preserve deposits in pesos or dollars that have been subject to restrictions since November 30, 2001, in accordance with decree No. 1570/2001. Resolutions No. 6/2002 and No. 9/2002, as amended by Resolutions No. 10, 18, 23 and 46, of the Ministry of Economy provide the schedule for the reimbursement of deposits and the restrictions relating to the operation of both banking and savings accounts of Argentine and U.S. currency. Generally, new deposits are not subject to these restrictions.

      Utility tolls and other government contracts priced or calculated in foreign currency, or providing readjustment clauses related to foreign currency exchange rates or the inflation index of foreign countries such as the United States, have been repealed and converted into pesos at a one-to-one exchange rate. The Federal Executive Power is vested with authority to re-negotiate these contracts based on the criteria established in the Emergency Law.

      The obligations arising from private contracts not related to the financial system which provide for payments in dollars are payable in pesos at the exchange rate of one peso to one dollar. The law provides that parties will re-negotiate to ensure that the impact of the new exchange rate is shared equitably. Once the parties have agreed the new conditions, any resulting differences between the payments already made by the debtor and the values finally agreed upon will be offset. If the parties do not reach an agreement, mediation, litigation or arbitration procedures can be implemented, in accordance with the relevant agreements.

      As a consequence of decree No. 214/2002, published on February 4, 2002, the dollar began to float freely in the Argentine exchange market. Therefore, all foreign trade transactions will be made at the prevailing market exchange rate with the Argentine Central Bank’s intervention at its discretion, and all other foreign financial transactions such as loan repayments, utilities, royalties, etc. will be subject to clearance, and most likely approval, by the Argentine Central Bank. Currently the Argentine Central Bank has not issued any communication regarding these issues, although the implementive regulations have been in place since February 11, 2002.

      All obligations existing before January 6, 2002 denominated in U.S. dollars or any other foreign currency are converted into pesos at a one dollar to one peso ratio. Beginning February 4, 2002, the

Argentine Central Bank publishes on a daily basis an adjustment coefficient that applies to all payable obligations existing before January 6, 2002 that were not converted into pesos as a consequence of the Emergency Law. Obligations entered into after January 6, 2002 will not, and cannot, be subject to any type of adjustment procedure. Any party may require a judicial price adjustment, absent an agreement between the parties, if there is a price difference between the market value of a good or service and its price at the time of payment. If the payment is to be made periodically, as in the case of leases or services, the application of the adjustment coefficient may be requested annually, except for agreements that last for less than a one year period or if the economic equation of the agreement is unbalanced.

      Future contracts could still provide for payment in foreign currency since the decree has not amended Sections 617 and 619 of the Argentine Civil Code, which governs payments in foreign currencies. In any event, payments over 1,000 pesos, or its equivalent in foreign currency, must be made by deposit in financial entities, banking transfers, checks or credit cards. Currently, Nextel Argentina has no banking accounts in a currency other than pesos. Therefore, only payments by Nextel Argentina made using foreign banking services are subject to these obligations.

      All existing deposits in financial entities in foreign currency are converted to pesos at a 1.4 pesos to one dollar ratio plus the adjustment coefficient from February 4, 2002. All debts in foreign currency with financial entities are converted to pesos at a one dollar to one peso ratio plus the adjustment coefficient from February 4, 2002. Savings accounts holders in foreign currency will have the option to convert up to $ 30,000 into a dollar denominated government bond with terms and conditions yet to be determined. Amounts due in foreign currency with financial entities which are payable in installments will remain fixed for the next six months; after this period, the installments will be adjusted based on the adjustment coefficient and will incorporate the balance corresponding to the adjustment coefficient for the first six months. All other debts in foreign currency with financial entities will be placed on hold for a six month period, except for credit card balances.

      All legal actions and proceedings for debt collection, injunctions and foreclosures, related to credits, debts, obligations, deposits and financial restructuring are temporarily suspended for a 180-day period beginning February 4, 2002. This measure includes claims against financial institutions.

      Dividends. Under applicable Argentine corporate law, a company may pay dividends only from liquid and realized profits as shown on the company’s financial statements prepared in accordance with Argentine generally accepted accounting principles. Of those profits, 5% must be set aside until a reserve of 20% of the company’s capital stock has been established. Subject to these requirements, the balance of profits may be declared as dividends and paid in cash upon a majority vote of the stockholders. Under current law, dividend payments are not subject to withholding tax, except when the dividend payments are the result of profits paid out in excess of the profits computed for income tax purposes. If paid in this manner, a 35% withholding tax applies on the amount of the surplus. Interest payments are subject to withholding taxes ranging from 15% to 35%.

  4. Peru

      Operating Company Overview. We refer to our wholly owned Peruvian operating company, Nextel del Perú, S.A., as Nextel Peru. Nextel Peru provides analog and digital mobile services under the tradename “Nextel” in the following major business centers with a population in excess of 1 million and along related transportation corridors:

Digital

_________________________

Department of Lima

Department of Ancash
Department of La Libertad

      Nextel Peru operates some parallel analog and digital mobile networks in the metropolitan areas of Lima and Arequipa. Nextel Peru launched digital mobile service in the greater Lima area in June 1999, and extended this service to the entire Department of Lima by March 2000 and to the Departments of Ica, Ancash and La Libertad by July 2001. As of September 2000, Nextel Peru offers analog services in the major business centers of Arequipa and Lima.

      Nextel Peru has licenses in markets covering about 8 million people. As of December 31, 2001, Nextel Peru provided service to about 110,200 digital handsets.

      Nextel Peru is headquartered in Lima. As of December 31, 2001, Nextel Peru had about 385 employees.

      Marketing. Nextel Peru’s digital mobile service offerings include interconnect services, two-way radio, short messaging services, and data and Internet applications on its digital mobile network. To establish brand identity for its digital mobile services, Nextel Peru has undertaken a promotional advertising campaign that targets the business segment of the market. In addition to advertising, Nextel Peru relies heavily on its direct sales force to educate potential customers on the benefits of using its digital mobile services and has built an indirect sales channel to increase presence and sales.

      Competition. Nextel Peru competes with all other providers of mobile services in Peru, including cellular operators. BellSouth Peru S.A., formerly Tele2000, a BellSouth subsidiary, and Telefónica Móviles S.A.C., a subsidiary of Telefónica del Perú S.A.A., and personal communications services provider TIM Peru S.A.C., a subsidiary of Italian STET. Telefónica Móviles S.A.C. provides nationwide coverage and operates under the brand name “MoviStar.” BellSouth Perú offers cellular service in the greater Lima area and 13 other major cities and has nationwide roaming agreements with Telefónica del Perú. TIM Perú also has coverage in the greater Lima area and 10 other major cities nationwide.

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

      In Peru, specialized mobile radio service providers are granted 20-year licenses, which may be extended for an additional 20-year term, subject to compliance with the terms of the license. Licenses may be revoked before their expiration for violations of applicable regulatory rules. Licensees must also comply with a five-year minimum expansion plan that establishes the minimum loading requirements for the licensees, as well as spectrum targets under the licenses. Nextel Peru has met its loading requirements and has reached its spectrum targets.

      Under the general regulations of Peru’s telecommunications law, all public telecommunications service providers have the right to interconnect to the networks of other providers of public telecommunications services. Furthermore, interconnection with these networks must be on an equal and nondiscriminatory basis. The terms and conditions of interconnection agreements must be negotiated in good faith between the parties in accordance with the interconnect regulations and procedures issued by OSIPTEL. In February 1999, Nextel Peru executed an interconnection agreement with Telefónica del Perú S.A., which was approved by OSIPTEL and became effective in June 1999, to interconnect with Telefónica del Perú’s public switched telephone network, as well as to its cellular and long distance networks. In August 1999, Nextel Peru executed an agreement to interconnect to the cellular network of BellSouth Peru, which was approved by OSIPTEL and became effective in September 1999. Beginning in April 2000, the interconnection agreement between Telefónica del Perú and Nextel Peru was amended to offer a calling party pays program to fixed line users of Telefónica del Perú. Nextel Peru is presently interconnected with all major telecommunications operators in Peru, including a calling party pays program with AT&T Perú

S.A.’s fixed telephony service and TIM Perú’s personal communications service. Peru imposes no limitation on foreign ownership of specialized mobile radio or paging licenses or licensees.

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

  5. Chile

      Operating Companies Overview. We own 100% of the equity interests in two analog companies in Chile, Centennial Cayman Corp. Chile S.A. and Multikom S.A. These operating companies provide analog services in the following major business centers with populations in excess of 1 million and along related transportation corridors:

Analog

___________

Santiago

Valparaíso

Our Chilean companies have licenses in markets covering about 15 million people. As of December 31, 2001, these companies in Chile provided services to about 4,500 analog handsets.

      These companies are headquartered in Santiago de Chile and have regional offices in Valparaíso and Concepción. As of December 31, 2001, these companies had about 62 employees.

      Marketing. Our Chilean companies currently offer exclusively analog two-way radio services, focusing on small and medium size companies. We have not yet received the regulatory approvals to deploy a digital mobile network.

      Competition. Presently, there are no providers of digital specialized mobile radio services in Chile. Competitors in the analog specialized mobile radio business in Chile are Gallyas S.A., CTC Comunicaciones Móviles S.A. and Sharfstein, S.A.

      There are also five mobile telephone service providers authorized to operate throughout Chile, three of which are in the personal communications services 1,900 MHz band and two of which are in the cellular 800 MHz band. These mobile telephone service providers are Entel PCS Telecomunicaciones S.A., a personal communications services concessionaire controlled by Entel Chile, a Chilean corporation controlled in turn by Stet-Telecom Italia; Entel Telefonía Móvil S.A., another personal communications services concessionaire controlled by Entel Chile; Smartcom PCS, a personal communications services concessionaire controlled by Endesa España; CTC Comunicaciones Móviles S.A., a corporation controlled by Telefónica of Spain, which, in addition to its specialized mobile radio concessions, is the holder of a cellular concession; and BellSouth Comunicaciones S.A., a cellular concessionaire controlled by BellSouth Corporation.

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

      Telecommunications concessions are not limited as to their number, type of service or geographical area. Therefore, it is possible to grant two or more concessions for the provision of the same service on the same location, except where technical limitations exist. Concessions for the provision of public telecommunication services are generally granted for a 30-year period. These concessions may be renewed for additional 30-year periods if requested by the concessionaire. There are a number of regulatory issues, some of which have recently been addressed by the Chilean regulatory authorities, including issues relating to interconnection, numbering and routing plans, and access charges.

      In Chile, concessionaires of public telecommunications services and concessionaires of intermediate services of telecommunications that render long distance telephonic services are required to establish and accept interconnections with each other. These interconnections permit subscribers and users of public telecommunications services of the same type to be interconnected with each other inside or outside Chile. Telecommunications services of the same type are those which are technically compatible with each other. The Undersecretary determines which telecommunications services are technically compatible. The interconnection must be performed according to the technical rules, procedures and terms established by the Undersecretary. The Undersecretary has issued regulations relating to the interconnection of public telephone networks with other public telecommunications services of the same type. On January 31, 2001, the Undersecretary approved a new technical rule related to the provision of digital specialized mobile radio services. However, Asociación de Empresas de Telefonía Móvil, a trade association known as ATELMO, initiated a claim before the General Comptrollership office challenging the legality of this new technical rule. This claim was rejected by the General Comptrollership in September 2001. However, under these regulations, even if services are determined to be of the same type, providers of public telecommunications services may not interconnect with the public telephone networks unless the concessions held by these other providers expressly authorize interconnection, which in many cases, including ours, will require an amendment to the concession. If we are not able to amend our concessions to obtain these interconnection authorizations, we will not be able to enjoy the interconnection benefits of these new regulations. Currently, there are no specialized mobile radio concessionaires in Chile effectively interconnected to the public switched telephone network or to other public telecommunications services established in Chile.

      Additionally, under new regulations, providers of public telecommunication services of the same type that are authorized to be interconnected with public telephone networks will also be able to request the assignment of specific numbering blocks for their subscribers. New rules governing routing procedures have also been adopted. As with interconnection, a provider of public telecommunications services of the same type must be specifically authorized in their concessions to interconnect before obtaining numbering and routing.

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

      Finally, in order to provide digital mobile services in Chile and incorporate digital technology to the networks of our Chilean operating companies, our Chilean operating companies have filed for the amendment of a group of specialized mobile radio concessions totaling 130 channels according to the procedures established in the General Telecommunications Law. In accordance with these procedures, third parties have exercised the right to file oppositions against the corresponding concession’s amendment applications. These oppositions have delayed the necessary amendments to these specialized mobile radio concessions.

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

      Under Chilean corporate law, corporations, such as our Chilean companies, may distribute dividends among their stockholders only from the net profits of that fiscal year or from retained profits recognized by balance sheets approved by the stockholders meeting. However, if the company has accumulated losses, profits of that corporation must first be allocated to cover the losses. Losses in a specific fiscal year must be offset with retained profits, if any.

      Unless otherwise agreed at a stockholders meeting by the unanimous vote of all issued shares, publicly traded corporations must annually distribute at least 30% of the net profits of each fiscal year. This distribution must be in the form of a cash dividend to their stockholders in proportion to their ownership or as otherwise stated in the bylaws. Privately held corporations must follow the provisions of their bylaws;

if the bylaws do not contain these provisions, the rules described above for the distribution of profits by open stock corporations apply.

      In any event, the board of directors may distribute provisional dividends if the corporation has no accumulated losses, subject to the personal responsibility of the directors approving the distributions.

  6. Philippines

      Operating Company Overview. We refer to our Philippine operating company, Nextel Communications Philippines, Inc., as Nextel Philippines. Our current aggregate proportionate equity interest in Nextel Philippines, which includes our direct and indirect holdings, is about 59.1%. We directly hold, through subsidiaries, an aggregate of about 40% and indirectly hold, through minority interests in other shareholders, about 19% of the outstanding shares of capital stock of Nextel Philippines. The stockholders that hold our indirect interest in Nextel Philippines are:

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

Digital

_____________________

Metropolitan Manila

Cavite
Batangas

      Nextel Philippines’ licenses cover about 75 million people. As of December 31, 2001, Nextel Philippines provided service to about 53,800 digital handsets.

      Nextel Philippines is headquartered in the Ortigas business district of metropolitan Manila. As of December 31, 2001, Nextel Philippines had about 245 employees.

      Marketing. Nextel Philippines markets its digital mobile services primarily to business customers. Nextel Philippines sells its digital handsets in eight business centers and sales outlets that exclusively carry Nextel Philippines’ products. To target business customers, Nextel Philippines employs a direct sales force, as well as independent dealers and agents.

      Competition. We are one of two specialized mobile radio license holders in the Philippines. The other license holder has not yet begun operations. There are also currently five cellular telephone providers with nationwide licenses in the Philippines. SMART Communications, Inc. is the largest cellular telephone provider. Other competitors include Globe Telecom, Inc.; Pilipino Telecom Corporation; Isla Communications Co., Inc.; and Express Telecommunications Co., Inc.

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

      Nextel Philippines’ provisional authority is scheduled to expire on March 6, 2004. Nextel Philippines has met the conditions required to avoid revocation of its provisional authority and has applied for a Certificate of Public Convenience and Necessity.

      The Philippines telecommunications law provides that a telecommunications entity with regulated types of services must make a public offering of at least 30% of its aggregate common stock. This offering must occur within a period of five years from the later of the effective date of the law or the entity’s commencement of commercial operations. Since Nextel Philippines began commercial operations in February 1995 and the Philippines telecommunications law became effective on March 22, 1995, the relevant five-year period within which Nextel Philippines must undertake a public offering expired on March 22, 2000. As a result, on March 20, 2000, Nextel Philippines submitted to the Philippines Securities and Exchange Commission its application for registration of its public offering. On November 21, 2000, the Philippine Stock Exchange denied Nextel Philippines’ application for listing due to Nextel Philippines’ failure to comply with the three-year profitability requirement. A number of telecommunications companies in the Philippines have been granted a period of ten years from the start of commercial operations within which to undertake an initial public offering. On April 3, 2000, the Office of the President issued an opinion stating that we should be subject to the ten-year period by virtue of the fact that other franchises have been allowed ten years from the start of commercial operations. Based on this opinion, and the advice of our other advisors, we believe that Nextel Philippines is not in violation of the public offering requirement.

      Under Philippine law, direct ownership of a telecommunications company by a foreign entity is limited to 40% of the company’s voting stock. Philippine law also limits the participation of foreign investors in the governing body of any telecommunications enterprise to their proportionate share in its capital. Therefore, a foreign investor’s participation in the management of a telecommunications company is limited solely to participation as members of its board of directors and committees of the board of directors, including the executive committee. Further, all the executive and managing officers, including the president, chief executive officer and treasurer, are required to be citizens of the Philippines.

      Presidential Executive Order No. 59 (1993) prescribes, as a matter of national policy, the compulsory and nondiscriminatory interconnection of authorized public telecommunications carriers. Interconnection allows the subscribers of one telecommunications company to place and receive calls from the subscribers of another telecommunications company. Interconnection is negotiated and effected through bilateral agreements between the parties involved, subject to specified technical, operational and traffic settlement rules of the National Telecommunications Commission. Nextel Philippines has entered into interconnection agreements with the public telecommunications carriers in the Philippines, except Express Telecommunications.

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

      On July 17, 2001, a Philippine attorney representing a former president of Nextel Philippines filed a letter-complaint with the National Telecommunications Commission, or NTC, alleging that Nextel

Philippines’ direct and indirect ownership structure violates the 40% foreign ownership limitation under the Philippine Constitution. On January 31, 2002, another Philippine attorney filed a complaint with the NTC alleging a violation of the Public Service Act and the terms and conditions of Nextel Philippines’ Provisional Authority based on these same legal and factual claims. On March 15, 2002, Jetcom, Inc., a shareholder of Nextel Philippines, sought to intervene in the NTC proceeding and raised essentially the same facts and issues.

      On March 11, 2002, a former director of Jetcom, Inc. filed a complaint with the Philippine Department of Justice alleging a criminal violation of the Philippines’ Anti-Dummy Law and naming certain officers and directors of Nextel Philippines and its shareholders. These allegations are similar to those raised in the complaints filed with the NTC.

      We are vigorously contesting these claims and believe them to be without merit.

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

      Corporate Governance. We have the right to designate four of the 11 members of the board of directors of Nextel Philippines and two of the five members of the executive committee of that board. In addition, the presence of one member nominated by us is required to satisfy the minimum quorum requirement for meetings of the executive committee. Further, the affirmative vote of our nominee is required for decisions involving the following significant corporate actions:

•	the acquisition of any entity;

•	the merger, consolidation or sale of Nextel Philippines or any subsidiary or any disposition of a material amount of assets;

•	the amendment of the articles of incorporation or by-laws;

•	any amendment affecting the preemptive rights of stockholders;

•	appointment and removal of the president, treasurer, chief technology officer and secretary;

•	approval of or amendment to the annual business plan;

•	entering other lines of business;

•	issuances of stock;

•	the approval of annual operating and capital budgets;

•	any borrowings in excess of $200,000 not provided for in an approved budget;

•	any transactions with affiliates in excess of $200,000;

•	any expenditure of more than $2,000,000 that is not part of the business plan;

•	any dispositions of assets, making loans or canceling any debt or claim other than in the ordinary course of business;

•	appointment and removal of the chief financial officer as a member of the board of directors;

•	appointment or change of the auditor;

•	election of members of the executive committee;

•	filling of vacancies of the board of directors for causes other than removal or expiration of term; and

•	any activity outside the ordinary course of business.

K. Employees

      As of December 31, 2001, we had about 150 employees at the corporate level, and our operating companies had about 3,720 employees. As of February 28, 2002, we had about 120 employees at the corporate level, and our operating companies had about 3,465 employees. Neither we nor any of our operating companies is a party to any collective bargaining agreement. We believe the relationship between us and our employees, and between each of our operating companies and its employees, is good.

L. Risk Factors

  1. We are in default under certain of our debt agreements and are reviewing alternatives to restructure our indebtedness, which may not be successful.

      We currently have outstanding an aggregate of about $2.67 billion of indebtedness that we incurred to construct our digital mobile networks and fund our operations. Since debt service payments are a significant portion of our current and future commitments and because we do not believe that funds generated from our operating activities or realistically available from other sources will be sufficient to meet our expected commitments, we have been reviewing various alternatives to restructure our currently outstanding indebtedness and are in discussions with our various creditors. We have failed to make a scheduled principal payment of $8.3 million to the lenders under our $108.3 million Argentine credit facilities and a $41.4 million interest payment due on our 12.75% senior serial redeemable notes due 2010, of which $650.0 million in aggregate principal amount is outstanding. We decided not to make these payments as part of the cash preservation initiative associated with our undertaking to restructure our debts and implement a revised business plan. We do not intend to make additional principal or interest payments on any of our outstanding debt while we continue our restructuring activities. Our defaults under our Argentine credit facilities caused a cross-default on $381.7 million in aggregate borrowings under our equipment financing facilities with Motorola Credit. In addition, the entire balance of unpaid principal under our 13.0% senior redeemable discount notes due 2007 and our 12.125% senior redeemable discount notes due 2008 is subject to being declared immediately due and payable together with accrued interest, thirty days after an acceleration has been declared under any of our other significant indebtedness, all of which is currently in default. No such acceleration has yet occurred. As a result of our defaults, our lenders under the affected facilities are each free to pursue the respective remedies available to them, including, in the case of our vendor and bank financing facilities, seizing our assets and the assets of our subsidiaries that are pledged as collateral.

      If any of our lenders accelerates our indebtedness to them, as a result of cross-default provisions we would be in default with respect to substantially all of our indebtedness. If we are unable to obtain additional funding and negotiate a successful debt restructuring, we may have to further write down our assets, sell strategic assets, reorganize under Chapter 11 of the United States Bankruptcy Code or take other measures, which could include liquidation of our assets. Additionally, we could experience adverse impacts to our business, including but not limited to, losses of customer accounts, top sales agents, indirect dealers and key management personnel. We may also lose government and regulatory support for various initiatives critical to our success.

  2. We have a history of net losses and negative cash flow, which we expect to continue, and have taken significant restructuring changes.

      We have never been profitable, and we have never generated sufficient cash flows from operations to fund our operations. In view of the capital constrained environment and our lack of funding sources, during the fourth quarter of 2001, we undertook an extensive review of our business plan and determined to pursue a less aggressive growth strategy that targets conservation of cash resources by slowing enhancement and expansion of our networks and reducing subscriber growth and operating expenses. In connection with the implementation of this plan and our decision to discontinue funding to our Philippine operating company, during 2001 we recorded non-cash pre-tax impairment charges and pre-tax restructuring and other charges of about $1.75 billion, resulting from the write-down of the carrying values of our long-lived assets and the restructuring of some of our operations to reduce our operating costs and improve our operating efficiencies. Notwithstanding the pursuit of this revised business plan, we expect losses and negative cash flow after capital expenditures to continue for the foreseeable future. Even assuming we can successfully restructure our indebtedness and obtain additional financing, we do not know when, if ever, our cash flows from operations will support our growth and continued operations. Our accumulated deficit was about $3.8 billion at December 31, 2001 and our net losses for 2001 were about $2.5 billion. For the year ended December 31, 2001, we had operating losses before depreciation, amortization and impairment, restructuring, and other charges of $99.9 million, and our earnings, which include about $1.75 billion in non-cash pre-tax impairment charges and pre-tax restructuring and other charges, were insufficient to cover our fixed charges by about $2.6 billion.

  3. We must obtain additional funds when needed to implement our revised business plan.

      Under our revised business plan, we will need substantial amounts of additional financing for the foreseeable future to expand our digital mobile network in Mexico, maintain and enhance our digital mobile networks in most of our remaining markets, fund operating losses of our operating companies and for general corporate purposes. Our revised business plan depends on obtaining adequate capacity in our digital mobile networks to accommodate new customers and increased usage. If we are unable to obtain financing for the acquisition of additional spectrum, equipment or handsets, when and as required, we may not be able to adequately service new or existing customers, which would hurt our business. It is unlikely that we will be able to obtain additional financing through the issuance of debt or equity securities to third parties in the absence of a restructuring of our current indebtedness. Further, our ability to incur additional indebtedness is limited by restrictions in our existing financing arrangements.

      In the past, we have relied upon capital contributions from our parent, Nextel Communications. We have been advised by Nextel Communications that it is reviewing a possible investment of up to $250.0 million, but that any such investment will be conditioned on, among other matters, our ability to complete a satisfactory restructuring of our indebtedness and other financial obligations, as well as other specified conditions. Nextel Communications has no legal obligation to make any investments or to otherwise advance or make available any funds to us. In addition, some of the agreements to which Nextel Communications currently is a party restrict the amount available to Nextel Communications and its relevant subsidiaries for specified purposes, including investments in and advances to us. We may not be able to obtain the funds necessary to pursue our revised business plan on satisfactory terms, if at all, or if we are able to obtain funds, they may not be sufficient to meet our funding requirements.

  4. We have significant intangible assets, which are not likely to generate adequate value to satisfy our obligations in the event of liquidation.

      If we were liquidated, the value of our assets likely would not be sufficient to satisfy our obligations. We have a significant amount of intangible assets, such as licenses. The value of these licenses will depend significantly upon the success of our digital mobile network business and the growth of the specialized mobile radio and wireless communications industries in general. We had a net tangible book value deficit of about $2.2 billion as of December 31, 2001.

  5. Government regulations determine how we operate in various countries, which could limit our growth and strategy plans.

      In each market in which we operate, one or more regulatory entities regulate the licensing, construction, acquisition, ownership and operation of our wireless communications systems. Adoption of new regulations, changes in the current telecommunications laws or regulations or changes in the manner in which they are interpreted or applied could adversely affect our operations. Because of the uncertainty as to the interpretation of regulations in some countries in which we operate, we may not always be able to provide the services we have planned in each market. In some markets, we are unable, or have limitations on our ability, to offer some services, such as interconnection to other telecommunications networks and participation in calling party pays programs. Further, the regulatory schemes in the countries in which we operate allow third parties, including our competitors, to challenge our actions. For instance, some of our competitors have challenged and are currently challenging the validity of some of our licenses or the scope of services we provide under those licenses, in administrative or judicial proceedings, particularly in Chile and Mexico. It is possible that, in the future, we may face additional regulatory prohibitions or limitations on our services. Inability to provide planned services could make it more difficult for us to compete in the affected markets. Further, some countries in which we conduct business impose foreign ownership limitations upon telecommunications companies. These issues affect our ability to operate in each of our markets, and therefore impact our business strategies. We have provided a detailed description of the regulatory environment in each of the countries in which our operating companies conduct business under the “Regulatory and Legal Overview” discussion for each operating company under “— J. Operating Companies.”

  6. If our licenses to provide mobile services are not renewed, or are modified or revoked, our business may be restricted.

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

  7. If we are not able to compete effectively in the highly competitive wireless communications industry, our future growth and operating results will suffer.

      Our success will depend on the ability of our operating companies to compete effectively with other telecommunications services providers, including wireline companies and other wireless telecommunications companies, in the markets in which they operate.

      a. Some of our competitors are financially stronger than we are, which may limit our ability to compete based on price.

      Because of their resources, and in some cases, ownership by larger companies, some of our competitors may be able to offer services to customers at prices that are below the prices that our operating companies can offer for comparable services. If we cannot compete effectively based on the price of our service offerings, our revenues may be adversely affected. For example, many of our competitors are well-established companies that have:

•	substantially greater financial and marketing resources;

•	larger customer bases;

•	better name recognition;

•	bundled service offerings;

•	larger spectrum positions; and

•	larger coverage areas than those of our operating companies.

      Further, significant price competition could negatively impact our operating results and our ability to attract and retain customers. In addition, we anticipate that our operating companies will continue to face future market pressure to reduce the prices charged for their products and services because of increased competition in our markets.

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

      Since our digital mobile networks do not offer nationwide coverage in the countries in which we operate and our technology limits our potential roaming partners, we may not be able to compete effectively with cellular and personal communications services providers in our markets. Many of the cellular and personal communications services providers in our markets have entered into roaming agreements with each other, which permit these providers to offer coverage to their subscribers in each other’s markets. The iDEN technology that we deploy is not compatible with other wireless technologies such as digital cellular or personal communications services technologies or with other iDEN networks not operating in the 800 MHz spectrum. As a result, with the exception of GSM 900 MHz systems, we cannot enter into roaming agreements with the operators of these other networks. Although the i2000 digital phone is compatible with both iDEN 800 MHz or GSM 900 MHz systems, our customers will not be able to roam on other iDEN 800 MHz or GSM 900 MHz systems where we do not have a roaming agreement. As a result, we will not be able to provide coverage to our subscribers outside of our currently operating digital markets until:

•	other operators deploy iDEN 800 MHz or GSM 900 MHz technology in markets outside of our coverage areas and we enter into roaming agreements with those operators; or

•	phones that can be used on both iDEN 800 MHz and non-GSM 900 MHz wireless communications networks become available and we enter into roaming agreements with the operators of those networks.

      Under our revised business plan, we do not expect any significant expansion of the network coverage area of our digital mobile systems to occur over the next few years, except for certain market areas targeted for expansion in Mexico.

      d. If we do not keep pace with rapid technological changes, we may not be able to attract and retain customers.

      The wireless telecommunications industry is experiencing significant technological change. Future technological advancements may enable other wireless technologies to equal or exceed our current level of service and render iDEN technology obsolete. If Motorola is unable to upgrade or improve iDEN technology or develop other technology to meet future advances in competing technologies on a timely basis, or at an acceptable cost, we will be less able to compete effectively and could lose customers to our competitors. In addition, competition among the differing wireless technologies could;

•	segment the user markets, which could reduce demand for our technology; and

•	reduce the resources devoted by third-party suppliers, including Motorola, which supplies all of our current digital mobile technology, to developing or improving the technology for our systems.

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

      We currently market multi-function digital handsets. The higher cost of our equipment, as compared to analog handsets and some digital handsets that do not incorporate a comparable multi-function capability, may make it more difficult for us to attract customers. In addition, the higher cost of our handsets requires us to absorb part of the cost of offering handsets to new and existing customers. These increased costs may reduce our growth and profitability.

      g. We have launched new wireless data and Internet connectivity services, and if these new services do not prove to be successful, our operations and growth could be adversely affected.

      In 2001, we began to offer our subscribers access to digital two-way mobile data and Internet connectivity, that we market under the brand name Nextel Online. We cannot be sure that these services will perform satisfactorily, be utilized by a sufficient number of our subscribers or produce sufficient levels of customer satisfaction or revenue. Because we have less spectrum than some of our competitors, any digital two-way mobile data and Internet connectivity services that we may offer could be significantly limited compared to those services that may be offered by other wireless communications providers with larger spectrum positions.

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

  8. We operate exclusively in foreign markets, and our assets, customers and cash flows are concentrated in Latin America, which presents risks to our operating and financing plans.

      a. We face political and economic risks in our markets, which may limit our ability to implement our strategy and our financial flexibility and may disrupt our operations.

      Most of our markets are considered to be emerging markets. Although political, economic and social conditions differ in each country in which we currently operate, political and economic developments in one country may affect our business as a whole, including our access to international capital markets. In Peru, for example, there was significant terrorist activity in the 1980s and the early 1990s. During that time anti-government groups escalated violence against the government, the private sector and Peruvian residents. Incidents of terrorist activity continue to occur. Similar outbreaks of terrorism or political violence have occurred in the Philippines, Mexico and other countries in which we operate. In addition, we are unable to predict the impact that presidential or other contested local or national elections and the associated transfer of power from incumbent officials or political parties to elected victors, may have on the local economy or the growth and development of the local telecommunications industry. For example, Peru’s president was dismissed in November 2000, and the former president of the Philippines was replaced in January 2001. Since late December 2001, there have been four presidents of Argentina that have resigned or been replaced in connection with the political and economic upheaval in that country. Changes in the leadership or in the ruling party in the countries in which we operate may affect the economic programs developed under the prior administration, which in turn may adversely affect our business, operations and prospects in these countries.

      The countries in which we operate have a history of economic instability, including defaults on their indebtedness and significant devaluation of their currencies. For example, in the 1990s, both Mexico and Brazil suffered significant devaluations of their local currencies against the U.S. dollar. Most recently, in Argentina, after a long period of a recessionary environment following the hyperinflation of the 1980s, the Argentine government defaulted on its outstanding indebtedness and repealed the former exchange rate of one Argentine peso to one U.S. dollar and, in subsequent decrees, provided for full floating of the two currencies. The devaluation of the currencies in the countries in which we operate and resulting inflationary pressures have adversely affected our business, operations and prospects in those countries and may continue to do so.

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

      Substantially all of our revenues are denominated in non-U.S. currencies, although a significant portion of our capital and operating expenditures, including imported network equipment and phones, and substantially all of our outstanding debt, are denominated in U.S. dollars. Accordingly, fluctuations in exchange rates relative to the U.S. dollar could have a material adverse effect on our earnings or assets. For example, the economic turmoil in Asia in the late 1990s resulted in a significant devaluation of the currencies in several countries in Asia and caused fluctuations in the currencies of other emerging countries, particularly in Latin America. Further, the 1999 currency devaluation in Brazil resulted in a significant charge against our earnings in 1999 and a negative adjustment to the carrying value of our assets in Brazil. More recently, the economic upheaval in Argentina led to the unpegging of the Argentine peso to the U.S. dollar exchange rate and the subsequent significant devaluation of the Argentine peso. In addition, the restrictive limitations placed on financial transactions by the Argentine government may further contribute to the future devaluation of the peso.

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

      d. Our operating companies are subject to fluctuating economic conditions in the local markets in which they operate, which could hurt their performance.

      Our operations depend on the economies of the markets in which our operating companies conduct business. These markets are in countries with economies in various stages of development or structural reform, some of which are subject to rapid fluctuations in terms of consumer prices, employment levels, gross domestic product, interest rates and inflation rates.

      If these fluctuations have an effect on the ability of customers to pay for our products and services, our business may be adversely affected. For example, several countries in Asia, including the Philippines, have experienced significant economic turmoil, including bank failures, in the last several years. The recent economic and political uncertainty in Argentina may have significant consequences to the internal banking and financial infrastructure of the country and could affect the economies of its trading partners, particularly Brazil. As a result, our operating companies may experience lower demand for their products and services and a decline in the growth of their customer base and in revenues.

      Some of our operating companies conduct business in countries where the rate of inflation is significantly higher than in the United States. For instance, as a result of its recent economic turmoil, Argentina has been subject to significant inflationary pressures, which are expected to continue. Any significant increase in the rate of inflation in any of these countries may not be completely or partially offset by corresponding price increases implemented by our operating companies, even over the long term.

      e. We pay significant import duties on our network equipment and handsets, and any increases could impact our financial results.

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

      f. We are subject to foreign taxes in the countries in which we operate, which may reduce amounts we receive from our operating companies or may increase our tax costs.

      Many of the foreign countries in which we operate have increasingly turned to new taxes as a method of increasing revenue. For instance, in 2001, Brazil adopted a new tax on financial transactions and certain provinces in Argentina adopted new taxes on telecommunications services. Further in 2002, Mexico adopted a new tax on telecommunications services. In addition, the provisions of the new tax laws may prohibit us from passing these taxes on to our customers. These taxes may reduce the amount of earnings that we can generate from our services.

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

  9. Nextel Communications is able to influence our business and affairs and can be influenced by its significant stockholders.

      Nextel Communications beneficially owns about 99% of our outstanding common stock. As a result of this ownership, Nextel Communications is able to influence our business and affairs and is able to unilaterally determine the outcome of any matter submitted to a vote of our stockholders. Further, Nextel Communications has the power to elect all of the members of our board of directors.

      Additionally, based on the ownership information relating to Nextel Communications as of December 31, 2001, Motorola beneficially owned about 14% of the outstanding Nextel Communications stock. Motorola is entitled to nominate two directors to the board of directors of Nextel Communications and may exert influence over our affairs. In addition, as of December 31, 2001, entities controlled by Mr. Craig O. McCaw beneficially owned about 8% of the outstanding Nextel Communications stock. Digital Radio L.L.C., which is controlled by Mr. McCaw, may designate at least one fourth of the board of directors of Nextel Communications. In addition, Digital Radio may select, from its representatives on the board of directors, a majority of the operations committee of Nextel Communications’ board of directors, which has significant authority relating to Nextel Communications’ business strategy, budgets and financing arrangements and in the nomination and oversight of specified executive officers. As a result, Digital Radio may exert significant influence over our affairs as well.

  10. Nextel Communications’ significant stockholders may or do compete with us.

      Motorola and its affiliates engage in wireless communications businesses, and may in the future engage in additional businesses, that do or may compete with some or all of the services that we offer. The potential conflict of interest may adversely affect us in the future. In addition, Motorola is a significant stockholder of Nextel Communications, and indirectly of us, which creates potential conflicts of interest, particularly with regard to significant transactions.

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

  11. Our right of first opportunity agreement with Nextel Communications may limit future growth.

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

  12. Any modification or termination of our license or roaming agreements with Nextel Communications could increase our costs.

      Although Nextel Communications has licensed us the right to use the “Nextel” tradename on a royalty-free basis, this license may be terminated by either party upon 180 days’ notice or less in the event of a change in control of us. Nextel Communications could determine to terminate the license for any reason. In addition, it may elect to charge us royalties upon 180 days’ notice. As a result, our right to use the “Nextel” tradename may not continue or may require the payment of royalties or other amounts to Nextel Communications. In addition, we depend upon our roaming agreements with Nextel Communications for access to its iDEN network in the United States.

  13. Increased overhead costs to Nextel Communications or increased allocations to us of those costs could negatively impact our financial results.

      Pursuant to an overhead services agreement, Nextel Communications provides us many services typically performed by in-house personnel, including various financial, human resources, audit, legal, engineering and marketing functions. We are charged for these services based on the actual costs incurred by Nextel Communications, and increases in these charges could negatively impact our financial results. In the event that Nextel Communications no longer provides these services, we could be adversely affected to the extent that we cannot replace these services at a comparable cost. While we have the right to review and discuss the amounts charged by Nextel Communications, Nextel Communications’ determination is final and binding. Our allocations under this agreement may increase as we grow or as a result of changes in the remaining business of Nextel Communications. For example, if we grow significantly faster than Nextel Communications’ remaining business, our allocation would be increased to reflect our growth. Further, if the costs to Nextel Communications increase, our allocated costs could also increase. In addition, if Nextel Communications’ equity interest in us decreases in the future, we would likely have more limited access, if any, to its employees, services and expertise.

  14. We are a party to a tax sharing agreement with Nextel Communications, which is not favorable to us.

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

  15. Because we rely on one supplier to implement our digital mobile networks, any failure of that supplier to perform could adversely affect our operations.

      Motorola is currently our sole source for most of the digital network equipment and all of the handsets used throughout our markets. If Motorola fails to deliver system infrastructure equipment and handsets or enhancements on a timely, cost-effective basis, we may not be able to adequately service our existing customers or add new customers. Furthermore, in the event Motorola determines not to continue manufacturing, supporting or enhancing our iDEN based infrastructure and handsets, we may be materially adversely affected. We expect to continue to rely principally on Motorola for the manufacture of a substantial portion of the equipment necessary to construct, enhance and maintain our digital mobile networks and for the manufacture of handsets for the next several years.

  16. Agreements with Motorola reduce our operational flexibility and may adversely affect our growth or operating results.

      We have entered into agreements with Motorola that impose limitations and conditions on our ability to use other technologies that would displace our existing iDEN digital mobile networks. These agreements may delay or prevent us from employing new or different technologies that perform better or are available at a lower cost because of the additional economic costs and other impediments to change arising under the Motorola agreements. For example, our equipment purchase agreements with Motorola provide that we must provide Motorola with notice of our determination that Motorola’s technology is no longer suited to our needs at least six months before publicly announcing or entering into a contract to purchase equipment utilizing an alternate technology.

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

  17. Concerns about health risks associated with wireless equipment may reduce the demand for our services.

      Portable communications devices have been alleged to pose health risks, including cancer, due to radio frequency emissions from these devices. The actual or perceived risk of mobile communications devices could adversely affect us through increased costs of doing business, a reduction in subscribers, reduced network usage per subscriber or through reduced financing available to the mobile communications industry. Further research and studies are ongoing, and we cannot be sure that these studies will not demonstrate a link between radio frequency omissions and health concerns.

  18. Our forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs.

      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: A number of the statements made in this report are not historical or current facts, but deal with potential future circumstances and developments. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy that involve risks and uncertainties. We caution you that these forward-looking statements are only predictions, which are subject to risks and uncertainties, including technical uncertainty, financial variations, changes in the regulatory environment, industry growth and trend predictions. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operation and results of our wireless communications business also may be subject to the effects of other risks and uncertainties in addition to the other qualifying factors identified in the “Risk Factors” section above and elsewhere in this annual report, including, but not limited to:

•	the success of our efforts to restructure our indebtedness and obtain additional financing to implement our revised business plan;

•	assuming we successfully restructure our indebtedness, access to sufficient debt or equity capital to meet our operating and financial needs;

•	general economic conditions in Latin America and Asia and in the market segments that we are targeting for our digital mobile services;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet our service deployment and marketing plans and customer demand;

•	potential additional currency devaluations in countries in which our operating companies conduct business;

•	the impact of foreign exchange volatility in our markets as compared to the U.S. dollar;

•	substantive terms of any international financial aid package that may be made available to any country in which our operating companies conduct business;

•	future legislation or regulatory actions relating to our specialized mobile radio services, other wireless communication services or telecommunications generally;

•	the impact that economic conditions in Latin America, as well as other market conditions, may have on the volatility and availability of equity and debt financing in domestic and international capital markets;

•	the political and social conditions in the countries in which we operate, including political instability, which may affect the economies of our markets and the regulatory schemes in these countries;

•	the success of efforts to improve and satisfactorily address any issues relating to our digital mobile network performance;

•	market acceptance of our new service offerings, including Nextel Worldwide and Nextel Online;

•	the successful performance of the technology being deployed in our service areas, including technology deployed in connection with the introduction of digital two-way mobile data or Internet connectivity services in our markets;

•	the ability to achieve and maintain market penetration and average subscriber revenue levels sufficient to provide financial viability to our digital mobile network business;

•	our ability to meet the operating goals established by our revised business plan;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular services and personal communications services; and

•	other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission.

Item 2. Properties

      Our principal executive and administrative offices are located in Reston, Virginia, where we lease about 16,900 square feet of office space under a lease expiring in December 2011 and about 27,000 additional square feet at the same location under a lease expiring in January 2009. In addition, our operating companies lease office space and transmitter and receiver sites in each of the countries where they conduct business.

      Each operating company leases transmitter and receiver sites for the transmission of radio service under various individual site leases. Most of these leases are for terms of five years or less, with options to renew. As of December 31, 2001, our operating companies had constructed sites at leased locations for their digital mobile business, as shown below:

Operating Company	Number

Nextel Brazil	730

Nextel Mexico	610

Nextel Argentina	350

Nextel Peru	225

Nextel Philippines	135

Total	2,050

Item 3. Legal Proceedings

      We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business or results of operation. In addition, some of our competitors and others are currently challenging in administrative or judicial proceedings the validity of some of our licenses or the scope of services we provide under those licenses, particularly in Mexico and Chile. While we believe that our licenses are valid and that our services are within the scope of our licenses, any revocation of our licenses or limitation of our services would adversely affect our business.

Item 4. Submission of Matters to a Vote of Security Holders

      On December 5, 2001, a wholly-owned subsidiary of Nextel Communications, which owns about 99% of our outstanding common stock, executed a written consent under the laws of the state of Delaware approving an amendment to our certificate of incorporation changing the name of the corporation from Nextel International, Inc. to NII Holdings, Inc.

PART II

Item 5. Market for Our Common Equity and Related Stockholder Matters

 1. Market Information

      There is no public trading market for our common stock. There were 21 holders of our class B common stock as of March 15, 2002.

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

      We anticipate that for the foreseeable future any cash flow generated from our operations will be used to develop and expand our business and operations in accordance with our revised business plan. Any future determination as to the payment of dividends on our common stock will be at the discretion of our board of directors and will depend upon our operating results, financial condition and capital requirements, contractual restrictions, general business conditions and other factors as our board of directors deems relevant. There can be no assurance that we will pay dividends on our common stock at any time in the future.

Item 6. Selected Financial Data

      Impairment, Restructuring and Other Charges. During the third quarter of 2001, following our review of the economic conditions, operating performance and other relevant factors in the Philippines, we decided to discontinue funding to Nextel Philippines. In view of the capital constrained environment and our lack of funding sources, during the fourth quarter of 2001, we undertook an extensive review of our business plan and determined to pursue a less aggressive growth strategy that targets conservation of cash resources by slowing enhancement and expansion of our networks and reducing subscriber growth and operating expenses. In connection with the implementation of this plan and our decision to discontinue funding to Nextel Philippines, during 2001, we recorded non-cash pre-tax impairment charges and pre-tax restructuring and other charges of about $1.75 billion. For more information about these charges see note 2 to our consolidated financial statements appearing at the end of this annual report on Form 10-K.

      Realized losses (gains) on investments. Losses on investments in 2001 primarily consist of a $188.4 million pre-tax loss realized during the third quarter of 2001 on our investment in TELUS Corporation due to an other-than-temporary decline in fair value, offset by a $41.6 million pre-tax gain realized during the fourth quarter of 2001 on the sale of our investment in TELUS. Gains on investments in 2000 represent a pre-tax gain realized during the fourth quarter of 2000 from the exchange of our stock in Clearnet Communications, Inc. for stock in TELUS as the result of the acquisition of Clearnet by TELUS for cash and stock.

      Foreign currency transaction (losses) gains, net. Foreign currency transaction losses in 2001 and 1999 are primarily due to decreases in the value of the Brazilian real compared to the U.S. dollar in those years. Foreign currency transaction losses in 2000 are primarily due to a decrease in the value of the Brazilian real and the Philippine peso compared to the U.S. dollar in that year.

      Equity in (gains) losses of unconsolidated affiliates. Equity in gains of unconsolidated affiliates for 2001 represents a $9.6 million gain realized during the fourth quarter of 2001 on the sale of our minority interest investment in NEXNET. Prior to 2001, we recorded equity in gains (losses) of unconsolidated affiliates related to our equity method investments in Nextel Philippines and NEXNET. As a result of the consolidation of Nextel Philippines in the third quarter of 2000 and the sale of our entire minority interest in NEXNET, we no longer record equity in losses of unconsolidated affiliates.

      Change in Accounting Principle. On January 1, 2000, we changed our revenue recognition policy in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements.” We accounted for the adoption of SAB No. 101 as a change in accounting principle effective January 1, 2000, and therefore did not restate the financial statements for years prior to 2000. Additional information regarding this accounting change can be found in note 1 to the consolidated financial statements appearing at the end of this annual report on Form 10-K.

      For all periods presented, we classified revenues from digital handset and accessory sales within operating revenues and the related costs of digital handset and accessory sales within cost of revenues. We had previously classified these amounts within selling, general and administrative expense.

      Income Tax Benefit (Provision). We recognized an income tax benefit during 2001 of $85.9 million due primarily to the reduction of estimated future tax effects of temporary differences related to the value of our licenses held by our operating companies, offset by taxes incurred by our U.S. corporate entities related to interest income and services provided to our markets. The income tax provision for 2000 primarily resulted from the taxable gain from the exchange of our stock in Clearnet for stock of TELUS, as more fully described in note 5 to the audited consolidated financial statements appearing at the end of this annual report on Form 10-K. Changes in tax legislation in Argentina and Mexico, and depletion of temporary differences in Brazil, contributed to the decrease in the income tax benefit for 1999 for our operating companies in those countries. During 1998, we recognized an income tax benefit of $22.4 million related to net operating losses of our operating companies in Brazil, Mexico and Argentina.

      Stock Splits. The financial information below and elsewhere in this annual report on Form 10-K reflects a 100,000-for-1 common stock split effective March 6, 1997, a 3.65-for-1 common stock split effective August 25, 1997, a 4-for-1 common stock split effective June 20, 2000 and a 3-for-2 common stock split effective October 23, 2000.

      The table below sets forth selected consolidated financial data for the periods indicated and should be read in conjunction with our audited consolidated financial statements, related notes and other financial information appearing at the end of this annual report on Form 10-K.

	Year ended December 31,

	2001	2000	1999	1998	1997

	(in thousands, except per share data)

Consolidated Statement of Operations Data:

Operating revenues	$679,595	$330,209	$124,364	$67,903	$13,015

Cost of revenues	335,548	182,160	96,199	57,212	7,424

Selling, general and administrative	443,898	280,822	191,015	131,386	26,768

Impairment, restructuring and other charges	1,746,907	—	—	—	—

Depreciation and amortization	234,556	160,918	108,091	56,039	18,381

Operating loss	(2,081,314)	(293,691)	(270,941)	(176,734)	(39,558)

Interest expense	(299,968)	(248,922)	(179,604)	(106,824)	(56,583)

Interest income	13,373	22,157	8,442	16,655	19,666

Realized (losses) gains on investments	(151,291)	239,467	—	—	—

Foreign currency transaction (losses) gains, net	(69,854)	(25,273)	(60,793)	9,506	6,000

Equity in gains (losses) of unconsolidated affiliates	9,640	(53,874)	(31,469)	(12,193)	(11,401)

Minority interest in losses of subsidiaries	—	6,504	19,314	17,131	2,085

Other (expense) income, net	(3,803)	4,635	(5,112)	(7,034)	(439)

Loss before income tax benefit (provision)	(2,583,217)	(348,997)	(520,163)	(259,493)	(80,230)

Income tax benefit (provision)	85,896	(68,209)	17	22,358	6,282

Net loss	(2,497,321)	(417,206)	(520,146)	(237,135)	(73,948)

Accretion of series A exchangeable redeemable preferred stock to value of liquidation preference	—	(61,334)	—	—	—

Loss attributable to common stockholders	$(2,497,321)	$(478,540)	$(520,146)	$(237,135)	$(73,948)

Loss per share attributable to common stockholders, basic and diluted	$(9.22)	$(1.93)	$(2.37)	$(1.08)	$(0.34)

Weighted average number of common shares outstanding	270,750	248,453	219,359	219,021	219,000

	December 31,

	2001	2000	1999	1998	1997

	(in thousands)

Consolidated Balance Sheet Data:

Cash and cash equivalents, including restricted portion	$334,291	$473,852	$100,028	$121,116	$159,790

Property, plant and equipment, net	350,001	1,070,127	539,455	530,571	136,210

Intangible assets, net	227,551	978,140	482,053	580,282	543,071

Total assets	1,244,420	3,193,226	1,681,792	1,601,136	1,123,038

Total debt, including current portion (1)	2,665,144	2,519,283	1,548,496	1,256,943	600,020

Stockholders’ (deficit) equity	(2,022,150)	81,604	(179,590)	95,898	296,029

(1)	2001 balance is in default and subject to being declared immediately due and payable by third parties and therefore classified in current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A. Overview

      The following is a discussion and analysis of:

•	our consolidated financial condition and results of operations for each of the three years in the period ended December 31, 2001; and

•	significant factors that could affect our prospective financial condition and results of operations.

      Historical results may not indicate future performance. See “Part I — Item 1. — L. Risk Factors — 18. Our forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs.”

     Recent Developments

      In the latter half of 2000, we began a process to complete an initial public offering to raise funds to support the continued expansion and enhancement of our digital wireless networks. In March 2001, due to adverse market conditions, we announced our decision to discontinue our initial public offering at that time and withdrew our registration statement. In the first quarter of 2001, we also amended the terms of our vendor financing agreements with Motorola to extend the maturities and modify the covenants under those facilities.

      During the third quarter of 2001, following our review of the economic conditions, operating performance and other relevant factors in the Philippines, we decided to discontinue funding to our Philippine operating company. As a result, during the third quarter of 2001 we wrote-down the carrying values of our long-lived assets related to our Philippine operating company to their estimated fair market values in accordance with Statement of Financial Accounting Standards, or SFAS, No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and recorded a $147.1 million non-cash pre-tax impairment charge. For more information abut this charge, see note 2 to our consolidated financial statements appearing at the end of this annual report on Form 10-K.

      The downturn in the global capital markets, among other things, has made it impossible to obtain significant new financing from third parties through the issuance of our equity or debt securities. In view of the capital constrained environment and our lack of funding sources, during the fourth quarter of 2001, we undertook an extensive review of our business plan and determined to pursue a less aggressive growth strategy that targets conservation of cash resources by slowing enhancement and expansion of our networks and reducing subscriber growth and operating expenses.

      In connection with the implementation of our revised business plan, we reviewed the long-lived assets, including property, plant and equipment, intangible assets and other long-term assets, held by each of our operating companies in accordance with SFAS No. 121. Since our receipt of additional funding is uncertain, we did not consider in our analysis the future cash flows expected to be generated by any additional funding. Our analysis indicated that, assuming we could not meet our funding needs, all of the long-lived assets held by each of our operating companies were impaired, primarily due to our curtailed growth projections. Based on the estimated fair values of the long-lived assets that we reviewed, we recorded non-cash pre-tax impairment charges of $1,593.9 million during the fourth quarter of 2001. We also recorded pre-tax restructuring and other charges of $5.9 million during the fourth quarter of 2001 related to the restructurings of some of our operations. For more information about these charges, see note 2 to our consolidated financial statements appearing at the end of this annual report on Form 10-K.

      Our limited sources of available funding will require us to cease providing significant financing to stimulate operating growth in most of our markets. We intend to focus substantially all of our available funding towards continuing the growth of our Mexican operations. We made this decision based on our Mexican operating company’s operating performance, future prospects and economic conditions in Mexico, as well as other relevant factors. We plan to provide substantially less funding to our other markets, including Brazil, Argentina and Peru. As a result, we expect the growth in these markets will slow considerably compared to past growth levels. Our primary objectives with respect to our markets other than Mexico are to minimize operating costs and capital expenditures and maximize cash resources and segment earnings. However, if our funding needs are not met on a timely basis, or at all, we may not be able to provide our Mexican operating company with sufficient financing to continue the growth of its operations as currently planned. As a result, actual results for our Mexican operations could differ significantly from current expectations.

      Since debt service payments are a significant portion of our current and future commitments and because we do not believe that funds generated from our operating activities or realistically available from other sources will be sufficient to meet our expected commitments, we have been reviewing various alternatives to restructure our currently outstanding indebtedness. On December 31, 2001, our Argentine operating company failed to make a scheduled principal payment of $8.3 million to the lenders under our $108.3 million Argentine credit facilities. This caused a cross-default on $381.7 million in aggregate borrowings under our equipment financing facilities with Motorola Credit. We entered into forbearance agreements with respect to these defaults that expired on January 22, 2002. On February 1, 2002, we did not make our scheduled $41.4 million interest payment due on our 12.75% senior serial redeemable notes due 2010, of which $650.0 million in aggregate principal amount is outstanding. We decided not to make these payments as part of the cash preservation initiative associated with our undertaking to restructure our debts and implement a revised business plan. We do not intend to make additional principal or interest payments on any of our outstanding debt while we continue our restructuring activities. In addition, the entire balance of unpaid principal under our 13.0% senior redeemable discount notes due 2007 and our 12.125% senior redeemable discount notes due 2008 is subject to being declared immediately due and payable, together with accrued interest, thirty days after an acceleration has been declared under any of our other significant indebtedness, all of which is currently in default. No such acceleration has yet occurred.

      As a result of our defaults, our lenders under the affected facilities are each free to pursue the respective remedies available to them, including, in the case of our vendor and bank credit facilities, seizing our assets and the assets of our subsidiaries that are pledged as collateral. Pledged assets include cash balances in collateral accounts. As of December 31, 2001, we had cash balances in collateral accounts of $84.0 million. In addition, under our Argentine capital subscription agreement, we are required to make contributions to our Argentine operating company. As of December 31, 2001, we had $9.8 million in a cash collateral account that was available for future equity contributions to our Argentine operating company. In February 2002, one of our creditors seized the full cash balance in the account of $7.9 million. In addition, our independent auditors have issued a “going concern” opinion with respect to our financial statements, which indicates that, in their opinion, substantial doubt exists about our ability to continue operating.

      We are currently in discussions with our various creditors regarding the restructuring of our debt obligations, which total about $2.67 billion. If we are unable to obtain additional funding and negotiate a successful debt restructuring, we may have to further write down assets, sell strategic assets, reorganize under Chapter 11 of the United States Bankruptcy Code or take other measures, which could include liquidation of our assets. Additionally, we could experience adverse impacts to our business, including but not limited to, losses of customer accounts, top sales agents, indirect dealers and key management personnel. We may also lose government and regulatory support for various initiatives that we believe are critical to our success. We have retained an investment banking firm to assist us in exploring various strategic alternatives.

      Our operations in Argentina and Brazil have been negatively affected by the adverse economic conditions that have existed in those countries over the past several years. Recent economic and political developments in Argentina include the following:

•	a government default on part of its $141 billion public debt by missing a $28 million payment on a foreign bond;

•	an increase in political and social unrest due to escalating joblessness, increasing poverty and unpopular government policies;

•	the collapse of Argentina’s government under President de la Rua on December 20, 2001 followed by a quick succession of three interim governments before the current President, Eduardo Duhalde, was elected by the Argentine Congress on January 2, 2002;

•	the end of Argentina’s exchange rate of one Argentine peso to one U.S. dollar, previously in existence for 10 years, and devaluation of its currency; and

•	the creation of a dual currency system comprised of an “official” exchange rate of 1.4 pesos to one U.S. dollar, which is valid only for import, export and large-scale financial transactions, and a second market-driven floating rate for all other business transactions.

      These events have deepened unfavorable economic conditions in Argentina, which could result in financial difficulties for our customers and increased credit risk of our Argentine operating company, including the potential for slower receivables turnover, an increase in uncollectible accounts receivable and higher associated bad debt expense. Further, during the first quarter of 2002, as a result of devaluation of the Argentine peso due to the recent adverse economic developments in Argentina, we expect to record significant foreign currency transaction losses as well as a significant foreign currency translation adjustment. Since all of our sales are legally required to be transacted in Argentine pesos, we expect that our results of operations in 2002, after translating our Argentine peso based amounts into U.S. dollars, will be significantly negatively impacted as compared to prior periods.

      The significant economic downturn in Brazil has had a number of unfavorable consequences for us, including a 22% decline in value of the Brazilian real relative to the U.S. dollar during 2001. As a result, we recognized foreign currency transaction losses of $62.6 million during 2001. While the exchange rate has not significantly declined in value subsequent to the end of the year, any future declines could have an adverse impact on our operating revenues in future periods and could trigger further foreign currency transaction losses.

      During the first quarter of 2002, our Argentine operating company, our Brazilian operating company and our corporate headquarters further restructured their operations, which included reductions in workforces. We anticipate that we will record a restructuring charge related to these actions in the first quarter of 2002.

     Critical Accounting Policies

      We consider the following accounting policies to be the most important to our financial position and results of operations or policies which require the exercise of significant judgment and/or estimates.

      Going Concern. A fundamental principle of the preparation of financial statements in accordance with accounting principles generally accepted in the United States is the assumption that an entity will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business. This principle is applicable to all entities except for entities in liquidation or entities for which liquidation appears imminent. In accordance with this requirement, our policy is to prepare our consolidated financial statements on a going concern basis unless we intend to liquidate or have no other alternative but to liquidate. As a result of our defaults under some of our senior notes and bank credit facilities and cross-default provisions included in all of our senior notes and bank and vendor credit facilities, our current liabilities significantly exceed our current assets, raising substantial doubt about our ability to continue as a going concern. While we have prepared our financial statements on a going concern basis, if we are unable to successfully restructure our debt and we do not receive additional funding, our ability to continue as a going concern will be impacted. Therefore, we may not be able to realize our assets and settle our liabilities in the ordinary course of business. While we have written down the carrying values of our long-lived assets in accordance with SFAS No. 121, our consolidated financial statements appearing at the end of this annual report on Form 10-K do not reflect any adjustments that might specifically result from the outcome of this uncertainty or our debt restructuring activities.

      Consolidation. Our consolidated financial statements include the accounts of our wholly owned and majority owned operating companies. We own 100% of our operating companies in Brazil, Mexico, Argentina, Peru and Chile. As a result of an additional investment in our Philippine operating company, we began consolidating the results of this company in the third quarter of 2000. We refer to our operating companies with reference to the countries in which they operate, such as Nextel Argentina, Nextel Brazil, Nextel Mexico, Nextel Peru and Nextel Philippines.

      Our determination of which subsidiaries to consolidate requires us to make judgments and assumptions. Our decision to consolidate an entity is based on our direct and indirect ownership of a majority interest in the entity. While we owned a direct and indirect majority interest in all of our operating companies as of December 31, 2001, as a result of our defaults under our debt obligations, lenders under the affected facilities are each free to pursue the respective remedies available to them, including, in the case of our bank and vendor financing facilities, seizing the pledged stock of our operating companies. Our financial statements would likely be significantly affected if we did not consolidate any or all of our operating companies.

      The accounts of our consolidated non-U.S. subsidiaries are presented utilizing accounts as of a date one month earlier than the accounts of our U.S. subsidiaries to ensure timely reporting of consolidated results.

      Revenue Recognition. While our revenue recognition policy does not require the exercise of significant judgment or the use of significant estimates, we believe that our policy is significant as revenue is a key component of our results of operations.

      Operating revenues primarily consist of wireless service revenues and revenues generated from the sale of digital handsets and accessories. Service revenues primarily include fixed monthly access charges for digital mobile telephone service and digital two-way radio and other services, and variable charges for airtime and digital two-way radio usage in excess of plan minutes and long-distance charges derived from calls placed by our customers.

      We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts. We recognize excess usage and long distance revenue at contractual rates per minute as minutes are used. We recognize revenues from accessory sales when title passes, upon delivery of the accessory to the customer.

      We recognize revenue from handset sales on a straight-line basis over the expected customer relationship periods of up to four years, starting when the customer has taken title. Our wireless service is essential to the functionality of our handsets due to the fact that the handsets can, with very limited exceptions, only be used on our digital mobile networks. Accordingly, this multiple element arrangement is not accounted for separately.

      Allowance for Doubtful Accounts. We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimated losses. Our methodology for determining our allowance for doubtful accounts receivable requires significant estimates. Since we have several hundred thousand accounts, it is impractible to review the collectibility of all individual accounts when we determine the amount of our allowance for doubtful accounts receivable each period. Therefore, we consider a number of factors in establishing the allowance, including historical collection experience, current economic trends, estimates of forecasted write-offs, agings of the accounts receivable portfolio and other factors. While we believe that the estimates we use are reasonable, actual results could differ from those estimates.

      Valuation of Long-Lived Assets. We review long-lived assets such as property, plant and equipment, identifiable intangibles and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

      Our review of our long-lived assets during 2001 required us to make estimates of our undiscounted future cash flows in order to determine whether our long-lived assets were impaired. If the total of the expected undiscounted future cash flows is less than the carrying amount of the assets, we are required to make estimates of the fair value of our long-lived assets in order to calculate the loss, if any, equal to the difference between the fair value and carrying value of the assets. We make significant assumptions and estimates in this process regarding matters that are inherently uncertain, such as future cash flows, remaining useful lives, discount rates and growth rates. The resulting cash flows are computed over an extended period of time, which subjects those assumptions and estimates to an even larger degree of uncertainty. When known and available, we also use comparable values of similar businesses in lieu of or to corroborate the results from the discounted cash flows approach, although this is generally not entirely comparable since our network technology is proprietary, not widely adopted and relies on the efforts of primarily one vendor for infrastructure, handsets, development and maintenance activities. While we believe that the estimates used were reasonable, different assumptions regarding these future cash flows, discount rates and growth rates could materially affect our valuations.

      Depreciation of Property, Plant and Equipment. Our business is capital intensive because of our digital mobile networks. We record at cost our digital network assets and other improvements, that in management’s opinion, extend the useful life of the underlying assets, and depreciate the assets over their estimated useful lives. Our digital mobile networks are highly complex and, due to constant innovation and enhancements, certain components of the networks may lose their utility faster than anticipated. We periodically reassess the economic life of these components and make adjustments to their expected lives after considering historical experience and capacity requirements, consulting with the vendor and assessing new product and market demands and other factors. When these factors indicate network components may not be useful for as long as anticipated, we depreciate the remaining book value over the remaining useful lives. Further, the timing and deployment of any new technologies could affect the estimated remaining useful lives of our digital network assets, which could have a significant impact on our results of operations in the future.

      Amortization of Licenses. Our licenses are recorded at historical cost and are amortized using the straight-line method based on estimated useful lives of 20 years. Our licenses and the requirements to maintain the licenses are subject to renewal after the initial term, provided that we have complied with applicable rules and policies. We intend to comply and believe we have complied with these rules and policies in all material respects. However, because governmental authorities have discretion as to the grant or renewal of licenses, our licenses may not be renewed, which could have a significant impact on our estimated useful lives. This would effect our results of operations in the future.

      Foreign Currency. Results of operations for our non-U.S. subsidiaries and affiliates are translated from the designated functional currency to the U.S. dollar using average exchange rates during the period, while assets and liabilities are translated at the exchange rate in effect at the reporting date. Resulting gains or losses from translating foreign currency financial statements are reported as other comprehensive (loss) income.

      The effects of changes in exchange rates associated with U.S. dollar denominated intercompany loans to our foreign subsidiaries that are of a long-term investment nature are reported as part of the cumulative foreign currency translation adjustment in our consolidated financial statements. We currently view a portion of the intercompany loans to Nextel Brazil as of a long-term investment nature. The effects of exchange rates associated with U.S. dollar denominated intercompany loans to our foreign subsidiaries that are due, or for which repayment is anticipated, in the foreseeable future, are reported as foreign currency transaction (losses) gains, net in our consolidated statements of operations. All of our U.S. dollar denominated intercompany loans to Nextel Mexico and Nextel Philippines, and a portion of our U.S. dollar denominated loans to Nextel Brazil, will be due or are expected to be repaid in the foreseeable future. Our determination of whether intercompany loans are of a long-term investment nature can have a significant impact on the calculation of foreign currency transaction losses (gains) and the foreign currency translation adjustment.

      Related Party Transactions

      We have had and expect to continue to have significant transactions with Motorola, Nextel Communications’ largest stockholder. As of December 31, 2001, Motorola was the beneficial owner of about 14% of the common equity of Nextel Communications, assuming the conversion of shares of its class B nonvoting common stock, all of which are owned by Motorola. We have a number of important strategic and commercial relationships with Motorola. Motorola, as our sole supplier, provides most of the infrastructure equipment and handsets used throughout our markets. During 2001, we purchased about $397.1 million in digital infrastructure equipment, handsets and related services from Motorola and have continued these purchases in 2002. At December 31, 2001, we had accounts payable due to Motorola of $108.1 million and had debt due to Motorola of $417.8 million, all of which is currently in default. We also work closely with Motorola to improve existing products and develop new technologies for use in our digital mobile networks.

      We have had and expect to continue to have significant transactions with Nextel Communications, which owns about 99% of our common equity. Nextel Communications also holds about $856.7 million in aggregate principal amount, or about 37%, of our senior notes. During 2001, we issued 5,000 shares of our series A preferred stock to a wholly owned subsidiary of Nextel Communications in exchange for cash proceeds of $500.0 million. We are a party to a tax sharing agreement with Nextel Communications. At December 31, 2001, our total liability due to Nextel Communications was $31.8 million, which primarily includes about $16.0 million due under our tax sharing agreement, as well as amounts due for reimbursements for vendor payments made on our behalf. In addition, we are a party to an overhead services agreement with Nextel Communications. We incurred costs under the overhead services agreement of about $4.0 million during 2001.

      In addition, access to the technology, supplier relationships, and network development and marketing expertise of Nextel Communications has afforded us significant competitive advantages. We also benefit from Nextel Communication’s relationship with Motorola, which supplies us with network equipment, digital handsets and related services, generally at the same basic prices extended to Nextel Communications.

B. Results of Operations

      Operating revenues primarily consist of wireless service revenues and revenues generated from the sale of digital handsets and accessories. Service revenues primarily include fixed monthly access charges for digital mobile telephone service and digital two-way radio and other services, and variable charges for airtime and digital two-way radio usage in excess of plan minutes and long distance charges derived from calls placed by our customers. See “Item 6. Selected Financial Data” for a description of a change in our revenue recognition method related to digital handsets.

      Cost of revenues primarily includes the cost of providing wireless service and the cost of digital handset and accessory sales. Cost of providing service consists primarily of costs of interconnection with local exchange carrier facilities and direct switch and transmitter and receiver site costs, such as property taxes, insurance costs, utility costs and rent for the network switches and sites used to operate our digital mobile networks. Interconnection costs have fixed and variable components. The fixed component of interconnection costs consists of monthly flat-rate fees for facilities leased from local exchange carriers. The variable component of interconnection costs, which fluctuates in relation to the level of wireless calls, generally consists of per-minute use fees charged by wireline and wireless providers for wireless calls terminating on their networks. Cost of digital handset and accessory sales consists primarily of the cost of the handset and accessories, order fulfillment and installation related expenses and write-downs of digital handset and related accessory inventory for shrinkage.

      Our operating revenues and the variable component of our cost of handset and accessory sales are primarily driven by the number of digital handsets sold and not necessarily by the number of customers, as one customer may purchase one or many digital handsets.

      Since our revised business plan contemplates a less aggressive growth strategy that targets conservation of cash resources by slowing enhancement and expansion of our networks and reducing subscriber growth and operating expenses, our consolidated revenues and operating expenses will not continue to grow at the same rate as they have in the past. In addition, our plan to focus substantially all of our available funding towards continuing growth of our Mexican operations will significantly reduce the growth of our other operations. As a result, our revenues and operating expenses in 2002 for all segments, with the possible exception of Nextel Mexico, are expected to be less than amounts reported in 2001. Further, although one of the primary objectives of our revised business plan is to maximize segment earnings, we cannot be sure that we will be successful in effectively implementing our revised business plan.

     1. Year Ended December 31, 2001 vs. Year Ended December 31, 2000

      The table below provides a summary of the components of our consolidated segments for the year ended December 31, 2001.

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

	(dollars in thousands)

Nextel Mexico	$289,335	43%	$(118,621)	35%	$(154,781)	35%	$15,933

Nextel Brazil	171,138	25%	(116,508)	35%	(121,940)	28%	(67,310)

Nextel Argentina	135,320	20%	(55,395)	17%	(77,535)	17%	2,390

Nextel Peru	64,952	9%	(31,077)	9%	(28,505)	6%	5,370

Corporate & other	19,389	3%	(14,246)	4%	(61,377)	14%	(56,234)

Intercompany eliminations	(539)	—	299	—	240	—	—

Total consolidated	$679,595	100%	$(335,548)	100%	$(443,898)	100%	$(99,851)

      A discussion of the results of operations in each of our consolidated segments is provided below.

      a. Mexico

		% of		% of
		Nextel		Nextel	Change from
		Mexico’s		Mexico’s	Previous Year
	December 31,	Operating	December 31,	Operating
	2001	Revenues	2000	Revenues	Dollars	Percent

	(dollars in thousands)

Operating revenues	$289,335	100%	$112,327	100%	$177,008	158%

Cost of revenues	(118,621)	(41)%	(57,725)	(51)%	(60,896)	105%

Gross margin	170,714	59%	54,602	49%	116,112	213%

Selling and marketing expenses	(87,257)	(30)%	(45,205)	(40)%	(42,052)	93%

General and administrative expenses	(67,524)	(23)%	(38,257)	(34)%	(29,267)	77%

Segment income (losses)	$15,933	6%	$(28,860)	(25)%	$44,793	155%

1.     Operating revenues

      The 158% increase in operating revenues for 2001 compared to 2000 consists of a $173.1 million or 161% increase in wireless service and other revenues to $280.3 million and a $3.9 million or 75% increase in digital handset and accessory sales revenues to $9.1 million.

      The 162% increase in wireless service and other revenues was primarily the result of the following:

•	a 146% increase in the average number of digital handsets in service during 2001, primarily due to the expansion of service coverage in Mexico and a continued emphasis on increasing brand awareness, generally through increased advertising; and

•	the successful introduction of new monthly service plans that have generated higher average monthly revenues per digital handset in service.

      Nextel Mexico continues to subsidize handset sales to attract and retain new customers and to offer handset upgrades and retention inducements to existing customers. Digital handset and accessory sales revenues increased primarily due to an increase in the number of handsets sold to new and existing customers. Digital handset subsidies result from offering various customer inducements such as reductions in the sales prices of handsets and volume-based handset promotions.

2.     Cost of revenues

      The 105% increase in cost of revenues for 2001 compared to 2000 consists of a $32.2 million or 130% increase in cost of providing wireless services to $57.0 million and a $28.7 million or 87% increase in cost of digital handset and accessory sales to $61.6 million.

      The 130% increase in cost of providing wireless service revenues is primarily attributable to the following factors:

•	an increase in variable costs related to interconnect fees resulting from a 176% increase in total system minutes of use from 2000 to 2001, principally due to the larger number of handsets in service; and

•	an increase in fixed costs related to direct switch and transmitter and receiver site costs, including rent, utility costs and interconnection fees that Nextel Mexico incurred due to a 72% increase in the number of transmitter and receiver sites in service from December 31, 2000 to December 31, 2001.

      As described above, costs of digital handset and accessory sales increased primarily due to an increase in the number of handsets sold to new and existing customers.

3.     Selling and marketing expenses

      The 93% increase in selling and marketing expenses for 2001 compared to 2000 reflects higher costs incurred in connection with increased digital handset sales, including:

•	an increase of $16.9 million or 80% in commissions earned by indirect dealers and distributors as a result of a 77% increase in digital handsets sold through indirect channels from 2000 to 2001;

•	an increase of $13.2 million or 125% in advertising expenses directed at increasing brand awareness to grow the customer base; and

•	an increase of $12.0 million or 88% in payroll and related expenses for sales and marketing, including direct commissions, primarily attributable to an increase in sales and marketing headcount and a 26% increase in digital handsets sold through direct channels.

4.     General and administrative expenses

      The 77% increase in general and administrative expenses for 2001 compared to 2000 is primarily a result of the following:

•	an increase of $15.3 million or 57% in personnel, information technology, facilities and general corporate expenses to support growth in operations and expansion into new service areas;

•	an increase of $7.9 million or 154% in bad debt expense, which was 4.5% of operating revenues in both 2001 and 2000, primarily due to the 158% increase in operating revenues; and

•	an increase of $6.1 million or 95% in expenses related to billing, collection, customer retention and customer care activities primarily due to an increase in customer care headcount to support a larger customer base and costs associated with a new facility that houses Nextel Mexico’s customer care operations.

      b. Brazil

		% of		% of
		Nextel		Nextel	Change from
		Brazil’s		Brazil’s	Previous Year
	December 31,	Operating	December 31,	Operating
	2001	Revenues	2000	Revenues	Dollars	Percent

	(dollars in thousands)

Operating revenues	$171,138	100%	$103,815	100%	$67,323	65%

Cost of revenues	(116,508)	(68)%	(65,965)	(64)%	(50,543)	77%

Gross margin	54,630	32%	37,850	36%	16,780	44%

Selling and marketing expenses	(56,998)	(33)%	(46,688)	(45)%	(10,310)	22%

General and administrative expenses	(64,942)	(38)%	(34,268)	(33)%	(30,674)	90%

Segment losses	$(67,310)	(39)%	$(43,106)	(42)%	$(24,204)	56%

1.     Operating revenues

      The 65% increase in operating revenues for 2001 compared to 2000 consists of a $67.5 million or 73% increase in wireless service and other revenues to $159.8 million and a $0.2 million or 2% decrease in digital handset and accessory sales revenues to $11.3 million.

      The 73% increase in wireless service and other revenues was primarily the result of the following:

•	a 94% increase in the average number of digital handsets in service during 2001, primarily due to the expansion of service coverage in Brazil and a continued emphasis on increasing brand awareness, generally through increased advertising; and

•	the successful introduction of new monthly service plans that have generated higher average monthly revenues per digital handset in service.

These increases were partially offset by the effect of translating our Brazilian real-based revenues into U.S. dollars during a period when the U.S. dollar to Brazilian real exchange rate declined about 22% in value.

      Nextel Brazil continues to subsidize handset sales to attract and retain customers and to offer handset upgrades and retention inducements to existing customers. Digital handset and accessory revenues decreased primarily due to the currency translation effect previously described, offset by an increase in the number of handsets sold to new and existing customers. Digital handset subsidies result from offering various customer inducements such as reductions in the sales prices of handsets and volume-based handset promotions.

2.     Cost of revenues

      The 77% increase in cost of revenues for 2001 compared to 2000 consists of a $41.3 million or 144% increase in cost of providing wireless services to $70.0 million and a $9.3 million or 25% increase in cost of digital handset and accessory sales to $46.5 million.

      The 144% increase in cost of providing wireless service revenues is primarily attributable to the following factors:

•	an increase in variable costs related to interconnect fees resulting from a 113% increase in total system minutes of use from 2000 to 2001, principally due to the larger number of handsets in service;

•	an increase in fixed costs related to direct switch and transmitter and receiver site costs, including rent, utility costs and interconnection fees that Nextel Brazil incurred due to a 33% increase in the number of transmitter and receiver sites in service from December 31, 2000 to December 31, 2001;

•	non-recurring charges incurred during the second quarter of 2001 related to the settlement of disputes with local carriers over minutes of use;

•	recurring costs incurred in connection with the introduction of wide-area dispatch services; and

•	fixed interconnect costs per minute of use that are comparatively higher than those incurred by our other operating companies, due to fixed contracts with local carriers that provide excess capacity.

These increases were partially offset by the effect of translating our Brazilian real-based cost of revenues into U.S. dollars during a period when the U.S. dollar to Brazilian real exchange rate declined about 22% in value.

      We recently renegotiated one of our interconnect contracts with a large local handset carrier in Brazil to provide reduced capacity levels that more closely reflect our capacity needs and thereby partially reduce our total interconnect costs. The impact of the revised contract was reflected in the fourth quarter of 2001.

      As described above, the increase in cost of digital handset and accessory sales is primarily due to the increase in the number of handsets sold to new and existing customers.

3.     Selling and marketing expenses

      The 22% increase in selling and marketing expenses for 2001 compared to 2000 reflects higher costs incurred in connection with increased digital handset sales, including:

•	an increase of $5.2 million or 64% in commissions earned by indirect dealers and distributors primarily as a result of a 86% increase in digital handsets sold through indirect channels from 2000 to 2001;

•	an increase of $3.7 million or 38% in advertising expenses directed at increasing brand awareness to grow the customer base; and

•	an increase of $1.4 million or 5% in payroll and related expenses for sales and marketing, including direct commissions, primarily attributable to an increase in sales and marketing headcount.

4.     General and administrative expenses

      The 90% increase in general and administrative expenses for 2001 compared to 2000 is primarily a result of the following:

•	an increase of $12.8 million or 56% in personnel, information technology, facilities and general corporate expenses to support growth in operations and expansion into new service areas;

•	an increase of $12.5 million or 223% in bad debt expense, which increased as a percentage of operating revenues from 5.4% in 2000 to 10.6% in 2001, due to the 65% increase in operating revenues and increased customer credit issues; and

•	an increase of $5.4 million or 90% in expenses related to billing, collection and customer care activities primarily due to an increase in customer care headcount to support a larger customer base.

      c. Argentina

		% of		% of
		Nextel		Nextel	Change from
		Argentina’s		Argentina’s	Previous Year
	December 31,	Operating	December 31,	Operating
	2001	Revenues	2000	Revenues	Dollars	Percent

	(dollars in thousands)

Operating revenues	$135,320	100%	$79,127	100%	$56,193	71%

Cost of revenues	(55,395)	(41)%	(36,444)	(46)%	(18,951)	52%

Gross margin	79,925	59%	42,683	54%	37,242	87%

Selling and marketing expenses	(38,478)	(28)%	(32,597)	(41)%	(5,881)	18%

General and administrative expenses	(39,057)	(29)%	(24,719)	(31)%	(14,338)	58%

Segment income (losses)	$2,390	2%	$(14,633)	(18)%	$17,023	116%

1.     Operating revenues

      The 71% increase in operating revenues for 2001 compared to 2000 consists of a $53.8 million or 71% increase in wireless service and other revenues to $129.3 million and a $2.4 million or 67% increase in digital handset and accessory sales revenues to $6.0 million.

      The 71% increase in wireless service and other revenues was primarily the result of a 92% increase in the average number of digital handsets in service during 2001, primarily due to the expansion of service coverage in Argentina and a continued emphasis on increasing brand awareness, generally through increased advertising. This increase to operating revenues was offset by a decrease in revenues resulting from Nextel Argentina’s discontinuation of analog services in early 2001 and lower monthly average revenues per digital handset in service. Lower monthly average revenues per digital handset in service primarily resulted from the implementation of more competitive service pricing plans targeted at meeting more of our customers’ needs, including a variety of fixed rate plans offering lower per minute rates and other integrated services and features.

      Nextel Argentina continues to subsidize handset sales to attract and retain customers and to offer handset upgrades and retention inducements to existing customers. Digital handset and accessory sales revenues increased primarily due to an increase in the number of handsets sold to new and existing customers. Digital handset subsidies result from offering various customer inducements such as reductions in the sales prices of handsets and volume-based handset promotions.

2.     Cost of revenues

      The 52% increase in cost of revenues for 2001 compared to 2000 consists of a $9.7 million or 52% increase in cost of providing wireless services to $28.5 million and a $9.3 million or 53% increase in cost of digital handset and accessory sales to $26.9 million.

      The 52% increase in cost of providing wireless service revenues is primarily attributable to the following factors:

•	an increase in variable costs related to interconnect fees resulting from a 118% increase in total system minutes of use from 2000 to 2001, principally due to the larger number of handsets in service; and

•	an increase in fixed costs related to direct switch and transmitter and receiver site costs, including rent, utility costs and interconnection fees that Nextel Argentina incurred due to a 30% increase in the number of transmitter and receiver sites in service from December 31, 2000 to December 31, 2001.

      As described above, the increase in cost of digital handset and accessory sales is primarily due to an increase in the number of handsets sold to new and existing customers.

3.     Selling and marketing expenses

      The 18% increase in selling and marketing expenses for 2001 compared to 2000 reflects higher costs incurred in connection with increased digital handset sales, including:

•	an increase of $4.3 million or 41% in commissions earned by indirect dealers and distributors as a result of a 43% increase in digital handsets sold through indirect channels from 2000 to 2001; and

•	an increase of $2.8 million or 22% in payroll and related expenses for sales and marketing, including direct commissions, primarily attributable to an increase in sales and marketing headcount.

These increases were offset by a decrease of $1.2 million or 17% in advertising expenses resulting from savings realized from utilizing less costly advertising methods during 2001.

4.     General and administrative expenses

      The 58% increase in general and administrative expenses for 2001 compared to 2000 is primarily a result of the following:

•	an increase of $9.1 million or 64% in personnel, information technology, facilities and general corporate expenses to support growth in operations and expansion into new service areas;

•	an increase of $2.3 million or 52% in bad debt expense, which decreased as a percentage of operating revenues from 5.6% in 2000 to 5.0% in 2001, primarily due to the 71% increase in operating revenues; and

•	an increase of $2.9 million or 48% in expenses related to billing, collection and customer care activities primarily due to an increase in customer care headcount to support a larger customer base.

      d. Peru

		% of		% of
		Nextel		Nextel	Change from
		Peru’s		Peru’s	Previous Year
	December 31,	Operating	December 31,	Operating
	2001	Revenues	2000	Revenues	Dollars	Percent

	(dollars in thousands)

Operating revenues	$64,952	100%	$28,469	100%	$36,483	128%

Cost of revenues	(31,077)	(48)%	(18,326)	(64)%	(12,751)	70%

Gross margin	33,875	52%	10,143	36%	23,732	234%

Selling and marketing expenses	(14,339)	(22)%	(10,860)	(38)%	(3,479)	32%

General and administrative expenses	(14,166)	(22)%	(9,287)	(33)%	(4,879)	53%

Segment income (losses)	$5,370	8%	$(10,004)	(35)%	$15,374	154%

1.     Operating revenues

      The 128% increase in operating revenues for 2001 compared to 2000 consists of a $35.9 million or 130% increase in wireless service and other revenues to $63.6 million and a $0.6 million or 75% increase in digital handset and accessory sales revenues to $1.4 million.

      The 130% increase in wireless service and other revenues was primarily the result of a 127% increase in the average number of digital handsets in service during 2001, mostly due to the expansion of service coverage in Peru and a continued emphasis on increasing brand awareness, generally through increased advertising.

      Nextel Peru continues to subsidize handset sales to attract and retain customers and to offer handset upgrades and retention inducements to existing customers. Digital handset and accessory sales revenues increased primarily due to an increase in the number of handsets sold to new and existing customers.

Digital handset subsidies result from offering various customer inducements such as reductions in the sales prices of handsets and volume-based handset promotions.

2.     Cost of revenues

      The 70% increase in cost of revenues for 2001 compared to 2000 consists of a $10.3 million or 163% increase in cost of providing wireless services to $16.6 million and a $2.5 million or 21% increase in cost of digital handset and accessory sales to $14.5 million.

      The 163% increase in cost of providing wireless service revenues is primarily attributable to the following factors:

•	an increase in variable costs related to interconnect fees resulting from a 147% increase in total system minutes of use from 2000 to 2001, principally due to the larger number of handsets in service; and

•	an increase in fixed costs related to direct switch and transmitter and receiver site costs, including rent, utility costs and interconnection fees that Nextel Peru incurred due to a 165% increase in the number of transmitter and receiver sites in service from December 31, 2000 to December 31, 2001.

      As described above, the increase in cost of digital handset and accessory sales is primarily due to an increase in the number of handsets sold to new and existing customers.

3.     Selling and marketing expenses

      The 32% increase in selling and marketing expenses for 2001 compared to 2000 reflects higher costs incurred in connection with increased digital handset sales, including:

•	an increase of $1.3 million or 66% in commissions earned by indirect dealers and distributors as a result of a 52% increase in digital handsets sold through indirect channels from 2000 to 2001;

•	an increase of $1.8 million or 88% in advertising expenses directed at increasing brand awareness to grow the customer base; and

•	an increase of $0.4 million or 5% in payroll and related expenses for sales and marketing, including direct commissions, primarily attributable to an increase in sales and marketing headcount.

4.     General and administrative expenses

      The 53% increase in general and administrative expenses for 2001 compared to 2000 is primarily a result of the following:

•	an increase of $2.7 million or 38% in personnel, information technology, facilities and general corporate expenses to support growth in operations;

•	an increase of $0.8 million or 308% in bad debt expense, which increased as a percentage of operating revenues from 0.9% in 2000 to 1.7% in 2001, primarily due to the 128% increase in operating revenues and an increase in accounts receivable written-off; and

•	an increase of $1.4 million or 66% in expenses related to billing, collection and customer care activities primarily due to an increase in customer care headcount to support a larger customer base.

      e. Corporate and Other

      Corporate and other includes Nextel Philippines, which we began consolidating late in the third quarter of 2000, our Chilean operating companies, which we purchased in May and August of 2000, and our corporate entity.

		% of		% of
		Corporate		Corporate	Change from
		and other		and other	Previous Year
	December 31,	Operating	December 31,	Operating
	2001	Revenues	2000	Revenues	Dollars	Percent

	(dollars in thousands)

Operating revenues	$19,389	100%	$6,471	100%	$12,918	200%

Cost of revenues	(14,246)	(73)%	(3,700)	(57)%	(10,546)	285%

Gross margin	5,143	27%	2,771	43%	2,372	86%

Selling and marketing expenses	(13,047)	(67)%	(7,838)	(121)%	(5,209)	66%

General and administrative expenses	(48,330)	(249)%	(31,103)	(481)%	(17,227)	55%

Segment losses	$(56,234)	(289)%	$(36,170)	(559)%	$(20,064)	55%

      Corporate and other operating revenues and cost of revenues are primarily comprised of the results of operations reported by Nextel Philippines.

1.     Operating revenues

      The 200% increase in operating revenues for 2001 compared to 2000 is primarily due to a $11.5 million or 225% increase in wireless service and other revenues recorded by Nextel Philippines to $16.6 million, as a result of consolidating twelve months of revenue in 2001 as compared to four months in 2000.

2.     Cost of revenues

      The 285% increase in cost of revenues for 2001 compared to 2000 consists of a $5.3 million or 312% increase in cost of providing wireless services recorded by Nextel Philippines to $7.0 million and a $3.2 million or 178% increase in cost of digital handset and accessory sales recorded by Nextel Philippines to $5.0 million. Both increases are primarily due to consolidating twelve months of cost of revenue for Nextel Philippines in 2001 as compared to four months in 2000.

3.     Selling and marketing expenses

      The $5.2 million or 66% increase in selling and marketing expenses for 2001 compared to 2000 is primarily due to increased advertising costs in the Philippines and higher payroll and related costs for sales and marketing efforts in the Philippines and Chile. The increase in selling and marketing expenses also resulted from consolidating twelve months of Nextel Philippines’ expenses in 2001 as compared to four months in 2000.

4.     General and administrative expenses

      The 55% increase in general and administrative expenses for 2001 compared to 2000 is primarily a result of an increase in expenses related to billing, collection and customer care activities. The increase in general and administrative expenses also resulted from consolidating twelve months of Nextel Philippines’ expenses in 2001 as compared to four months in 2000.

      f. Depreciation and Amortization — Consolidated

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	2001	Revenues	2000	Revenues	Dollars	Percent

	(dollars in thousands)

Depreciation	$171,108	25%	$117,808	36%	$53,300	45%

Amortization	63,448	9%	43,110	13%	20,338	47%

Depreciation and amortization	$234,556	34%	$160,918	49%	$73,638	46%

      Depreciation increased for the year ended December 31, 2001 over the year ended December 31, 2000 but decreased as a percentage of consolidated operating revenues. The 45% increase in depreciation is primarily due to additional transmitter and receiver sites placed into service in existing markets to improve and enhance coverage of our digital mobile networks. During 2001, we increased the number of transmitter and receiver sites by 52% and increased the number of operational switching offices by 50%. System assets relating to the development and expansion of our digital mobile networks represent the largest portion of our capital expenditures during each period.

      Amortization increased for the year ended December 31, 2001 over the year ended December 31, 2000 but decreased as a percentage of consolidated operating revenues. The 47% increase in amortization is primarily due to a full year of amortization related to significant acquisitions completed during 2000, which primarily included licenses and customer lists in Brazil, Peru, Chile and the Philippines.

      As a result of the write-downs of our long-lived assets, including property, plant and equipment, licenses, goodwill and customer lists, depreciation and amortization will decrease significantly in 2002.

      g. Impairment, Restructuring and Other Charges, and Other Income (Expense) — Consolidated

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	2001	Revenues	2000	Revenues	Dollars	Percent

	(dollars in thousands)

Impairment, restructuring and other charges	$(1,746,907)	(257)%	$—	0%	$(1,746,907)	NM

Interest expense	(299,968)	(44)%	(248,922)	(75)%	(51,046)	21%

Interest income	13,373	2%	22,157	7%	(8,784)	(40)%

Realized (losses) gains on investments	(151,291)	(22)%	239,467	73%	(390,758)	(163)%

Foreign currency transaction losses, net	(69,854)	(10)%	(25,273)	(8)%	(44,581)	176%

Equity in gains (losses) of unconsolidated affiliates	9,640	1%	(53,874)	(16)%	63,514	(118)%

Minority interest in losses of subsidiaries	—	0%	6,504	2%	(6,504)	(100)%

Other (expense) income, net	(3,803)	(1)%	4,635	1%	(8,438)	(182)%

Income tax benefit (provision)	85,896	13%	(68,209)	(21)%	154,105	(226)%

NM — Not Meaningful

1.     Impairment, restructuring and other charges

      As previously discussed, we recorded $1,741.0 million of asset impairment charges in 2001 to write down the carrying values of the long-lived assets held by our operating companies. We also recorded $5.9 million of restructuring and other charges during the fourth quarter of 2001.

2.     Interest expense

      The 21% increase in interest expense for 2001 over 2000 is primarily due to a full year of interest on our 12.75% senior serial notes issued in August 2000.

3.     Interest income

      The 40% decrease in interest income in 2001 is due to a decrease in our average year-to-date cash balance from 2000 to 2001 and a decrease in average interest rates from 2000 to 2001.

4.     Realized (losses) gains on investments

      Realized losses on investments in 2001 primarily consist of the following:

•	a $188.4 million other-than-temporary pre-tax loss realized during the third quarter of 2001 on our investment in TELUS Corporation; and

•	a $3.7 million write-off related to our warrant to purchase shares of China United Telecommunications Corporation upon expiration of the warrant.

These losses were offset by a $41.6 million pre-tax gain realized during the fourth quarter of 2001 on the sale of our investment in TELUS.

      Realized gains on investments in 2000 represent a pre-tax gain realized during the fourth quarter of 2000 from the exchange of our stock in Clearnet Communications, Inc. for stock in TELUS as the result of the acquisition of Clearnet by TELUS for cash and stock.

5.     Foreign currency transaction losses, net

      The increase in foreign currency transaction losses is primarily due to a 22% decrease in the value of the Brazilian real compared to the U.S. dollar during 2001, which resulted in foreign currency transaction losses of $62.6 million in 2001, an increase of $53.0 million over 2000.

      In August 2001, we determined that a portion of the U.S. dollar denominated intercompany loans to Nextel Brazil are of a long-term investment nature. As a result, beginning in August 2001, we recorded the effects of changes in the U.S. dollar to Brazilian real exchange rate on this portion of our intercompany loans to Nextel Brazil as part of the cumulative translation adjustment. Prior to August 2001, the effect of exchange rate changes on these intercompany loans was reported as foreign currency transaction losses in our consolidated statements of operations.

6.     Equity in gains (losses) of unconsolidated affiliates

      Equity in gains of unconsolidated affiliates for 2001 represents a $9.6 million gain realized during the fourth quarter of 2001 on the sale of our minority interest investment in NEXNET.

      Prior to 2001, we recorded equity in gains (losses) of unconsolidated affiliates related to our equity method investments in Nextel Philippines and NEXNET. As a result of the consolidation of Nextel Philippines during the third quarter of 2000 and the sale of our entire minority interest investment in NEXNET, we no longer record equity in losses of unconsolidated affiliates.

7.     Minority interest in losses of subsidiaries

      The decrease in minority interest in losses of subsidiaries is due to our acquisitions of the remaining minority shareholders’ equity interests in Nextel Brazil and Nextel Peru in the second quarter of 2000.

8.     Other (expense) income, net

      The change in other (expense) income is primarily due to a $6.1 million pre-tax gain recorded during the third quarter of 2000 as a result of the dissolution of a joint venture in Shanghai, China in which we participated, and a $3.4 million write-off of initial public offering costs in 2001.

9.     Income tax benefit (provision)

      The change from income tax provision in 2000 to income tax benefit in 2001 is primarily due to the write-off of deferred tax liabilities resulting from our asset impairment charges.

  2. Year Ended December 31, 2000 vs. Year Ended December 31, 1999

      a. Operating Revenues

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

	(dollars and handsets in thousands)

Operating revenues	$330,209	100%	$124,364	100%	$205,845	166%

Mexico	112,327	34%	29,719	24%	82,608	278%

Brazil	103,815	31%	46,537	38%	57,278	123%

Argentina	79,127	24%	42,794	34%	36,333	85%

Peru	28,469	9%	5,314	4%	23,155	436%

Corporate & other	6,471	2%	—	—	6,471	NM

Digital handsets in service at year end for operating companies	783	—	279	—	504	181%

NM — Not Meaningful

      The increase in operating revenues for 2000 over 1999 consists primarily of an increase in wireless service and other revenues of $204.6 million or 196%. Handset and accessory sales increased by $1.2 million or 6%, after giving effect to a $20.9 million reduction in operating revenues, representing the net effect of adopting SAB 101 in 2000. Had we adopted SAB 101 effective January 1, 1999, handset and accessory sales in 2000 would have increased by $8.5 million or 68%. The increase in operating revenues was primarily the result of an increase of 165% in the number of digital handsets in service during 2000 in our Latin American operating companies. This increase is primarily attributable to our Brazilian and Mexican operating companies. Digital handset growth across our Latin American markets is the result of a number of factors, principally:

•	the expansion of coverage in those markets;

•	a continued emphasis on increasing brand awareness, primarily through increased advertising;

•	an increased number of indirect distributors;

•	the introduction of new products and services, such as international roaming services; and

•	the launch of digital interconnect service in Peru during June 1999. Before June 1999, only digital two-way radio service was available from Nextel Peru. We believe the potential customer base expanded significantly with the addition of interconnect service.

      The following factors also contributed to the growth in wireless service and other revenues and generated higher average monthly revenues per digital handset:

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

      Corporate and other operating revenues for the year ended December 31, 2000 primarily represent revenues generated by Nextel Philippines after we began consolidating it in the third quarter of 2000.

      b. Cost of Revenues

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

	(dollars in thousands)

Cost of revenues	$182,160	55%	$96,199	77%	$85,961	89%

Mexico	57,725	17%	25,194	20%	32,531	129%

Brazil	65,965	20%	43,114	35%	22,851	53%

Argentina	36,444	11%	20,542	16%	15,902	77%

Peru	18,326	6%	7,349	6%	10,977	149%

Corporate & other	3,700	1%	—	—	3,700	NM

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

      The increase in cost of handset and accessory sales is primarily due to the 165% increase in digital handsets in service during 2000 in our Latin American operating companies offset by the deferral of digital handset costs attributable to the adoption of SAB 101 in 2000.

      Cost of revenues as a percentage of operating revenues decreased primarily as a result of economies of scale achieved as a result of increases in system usage and digital handsets placed in service during 2000.

      Corporate and other cost of revenues for 2000 primarily represents costs incurred by Nextel Philippines after we began consolidating it in the third quarter of 2000.

      c. Selling, General and Administrative Expenses

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

	(dollars in thousands)

Selling, general and administrative	$280,822	85%	$191,015	154%	$89,807	47%

Selling and marketing	143,188	43%	76,752	62%	66,436	87%

General and administrative	137,634	42%	114,263	92%	23,371	20%

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

      d. Segment Losses

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

	(dollars in thousands)

Segment losses	$132,773	40%	$162,850	131%	$(30,077)	(18)%

Mexico	28,860	9%	28,813	23%	47	—

Brazil	43,106	13%	68,554	55%	(25,448)	(37)%

Argentina	14,633	4%	36,979	30%	(22,346)	(60)%

Peru	10,004	3%	12,579	10%	(2,575)	(20)%

Corporate & other	36,170	11%	15,925	13%	20,245	127%

      We define segment losses as earnings before interest, taxes, depreciation and amortization and other charges determined to be non-recurring in nature, such as impairment, restructuring and other charges. Although we incurred segment losses across all of our operating companies during 1999 and 2000, segment losses in all of our markets except for Mexico decreased from 1999 to 2000. In addition, segment losses in each of our Latin American markets as a percentage of each of their operating revenues decreased from 1999 to 2000. Segment losses in Brazil, Argentina and Peru have decreased for 2000 over 1999 as a result of increases in operating revenues due to increases in digital handsets in service and reductions in bad debt expense in these markets. Segment losses in Mexico remained relatively flat for 2000 over 1999 primarily as a result of higher service revenues offset primarily by additional costs generated from increased sales of digital handsets, as well as by higher advertising costs. The losses for corporate and other increased for 2000 over 1999 due to increased personnel, facilities and general corporate expenses primarily reflecting increased staffing for support activities required to serve a larger customer base. In addition, corporate and other losses increased due to the consolidation of Nextel Philippines beginning in the third quarter of 2000.

      e. Depreciation and Amortization

		% of		% of	Increase from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

	(dollars in thousands)

Depreciation and amortization	$160,918	49%	$108,091	87%	$52,827	49%

Depreciation	117,808	36%	81,594	66%	36,214	44%

Amortization	43,110	13%	26,497	21%	16,613	63%

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

      f. Interest Expense, Interest Income and Other

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	2000	Revenues	1999	Revenues	Dollars	Percent

	(dollars in thousands)

Interest expense	$248,922	75%	$179,604	144%	$69,318	39%

Interest income	22,157	7%	8,442	7%	13,715	162%

Realized gain on exchange of investment	239,467	73%	—	—	239,467	NM

Equity in losses of unconsolidated affiliates	53,874	16%	31,469	25%	22,405	71%

Foreign currency transaction losses, net	25,273	8%	60,793	49%	(35,520)	(58)%

Minority interest in losses of subsidiaries	6,504	2%	19,314	16%	(12,810)	(66)%

Other income (expense), net	4,635	1%	(5,112)	(4)%	(9,747)	(191)%

Income tax (provision) benefit	(68,209)	(21)%	17	—	(68,226)	NM

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

      The increase in equity in losses of unconsolidated affiliates for 2000 over 1999 is attributable to increased operating losses incurred by Nextel Philippines, prior to consolidation, and by NEXNET, including a pre-tax loss of about $21.0 million representing a one time non-cash charge to write off our entire investment in NEXNET.

      The foreign currency transaction loss for 2000 is due primarily to the weakening of the Brazilian real and Philippine peso relative to the U.S. dollar during the fourth quarter of 2000, which continued in 2001 with respect to the Brazilian real. The foreign currency transaction loss for 1999 is primarily due to the weakening of the Brazilian real relative to the U.S. dollar during the early part of 1999. The Brazilian real weakened significantly more relative to the U.S. dollar during 1999 than during 2000, resulting in higher foreign currency transaction losses during 1999 as compared to 2000.

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

      Our income tax provision for 2000 primarily resulted from the taxable gain on the exchange of our stock in Clearnet for stock in TELUS offset by other tax benefits, including benefits realized in connection with the write off of our entire investment in NEXNET. Under our tax sharing agreement, our liability to Nextel Communications for taxes for 2000 was about $65.0 million.

C. Liquidity and Capital Resources

      Working capital decreased by about $2.9 billion to a working capital deficit of about $2.7 billion at December 31, 2001 compared to a working capital surplus of $234.5 million at December 31, 2000. The decrease in our working capital is primarily attributable to the classification of all our outstanding debt as current as a result of our defaults under our indebtedness.

      We incurred losses attributable to common stockholders of $2,497.3 million in 2001, $478.5 million in 2000 and $520.1 million in 1999. Losses for 2001 include $1,746.9 million in non-cash pre-tax impairment charges and pre-tax restructuring and other charges. These charges were incurred in connection with the implementation of our revised business plan and decision to discontinue funding to Nextel Philippines, which resulted in the write-down of the carrying values of our long-lived assets and the restructuring of some of our operations to reduce our operating costs and improve our operating efficiencies. The operating expenses and capital expenditures associated with developing, enhancing and operating our digital mobile networks have more than offset our operating revenues. Our operating expenses, debt service obligations and anticipated capital expenditures are expected to continue to more than offset operating revenues for the foreseeable future. We have consistently used external sources of funds, primarily from debt incurrences and from the issuance of our series A exchangeable redeemable preferred stock to a wholly owned subsidiary of Nextel Communications, to fund operations, capital expenditures, acquisitions and other nonoperating needs. See “— D. Future Capital Needs and Resources” for a discussion of our potential sources of funds for 2002 and our revised business plan.

      Cash Flows

      We used $132.0 million of net cash in our operating activities during 2001, a decrease of $79.8 million as compared to 2000. The decrease is primarily due to improved operating performance resulting from growth in our customer base and the implementation of cash conservation measures in connection with our revised business plan. We used $211.8 million of net cash in our operating activities during 2000, an increase of $47.9 million as compared to 1999. The increase is primarily due to increased interest payments in 2000.

      We used $536.2 million of net cash in our investing activities during 2001, a decrease of $242.5 million as compared to 2000. The decrease is primarily due to a $374.0 million decrease in amounts paid for licenses purchases and to acquire additional ownership interests in our operating companies and $139.1 million in net cash proceeds received from the sale of our investment in TELUS, which does not include $57.4 million in proceeds placed directly into escrow. These decreases were offset by a $276.2 million increase in cash payments for capital expenditures under our previous business plan, which emphasized rapid growth.

      We used $778.7 million of net cash in our investing activities during 2000, an increase of $593.4 million as compared to 1999. This increase is primarily due to increases in capital expenditures and payments for investments in and advances to affiliates and purchases of licenses. Cash payments for capital expenditures increased $223.8 million to $368.7 million for 2000. The increase in capital expenditures was part of our previous strategy to focus on aggressive expansion and enhancement of digital mobile network coverage in our Latin American markets, primarily in Brazil, Mexico and Argentina. During 2000, we made payments of about $410.7 million for license purchases and acquisitions of additional ownership interests in Nextel Brazil, Nextel Peru and Nextel Philippines, as well as ownership interests in third party companies.

      Our financing activities provided us with $446.0 million of net cash during 2001, primarily resulting from $500.0 million in aggregate proceeds from issuances of shares of our series A exchangeable redeemable preferred stock to a wholly owned subsidiary of Nextel Communications.

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

D. Future Capital Needs and Resources

      Since our inception, we have financed our operations primarily through sales of debt securities and other financing arrangements, and, more recently, through private sales of equity securities to a wholly owned subsidiary of Nextel Communications. As of December 31, 2001, we had $334.3 million in cash and cash equivalents, including $84.0 million in restricted cash. We also had $2,174.7 million in outstanding senior notes and $490.5 million in secured debt, all of which is classified in current liabilities as of December 31, 2001. The current downturn in the global capital markets, among other things, makes it unlikely that we can obtain significant new financing from third parties through the issuance of equity or debt securities.

      Historically, our strategy had been focused on aggressive expansion and improvement of digital mobile coverage in our Latin American markets, as well as continued support of our other operations. Consistent with this strategy, our business plan had been developed to grow our digital customer base, increase our revenues and improve other key financial performance measurements.

      In view of the capital constrained environment and our lack of funding sources, during the fourth quarter of 2001, we undertook an extensive review of our business plan and determined to pursue a less aggressive growth strategy that targets conservation of cash resources by slowing enhancement and expansion of our networks and reducing subscriber growth and operating expenses. We cannot be sure that we will be successful in achieving our cash conservation targets.

      On December 31, 2001, Nextel Argentina failed to make a scheduled principal payment of $8.3 million to the lenders under our Argentine credit facilities. This caused a cross default on $381.7 million in aggregate borrowings under our equipment financing facilities with Motorola Credit. We entered into forbearance agreements with respect to these defaults that subsequently expired on January 22, 2002. On February 1, 2002, we did not make a $41.4 million interest payment due on our 12.75% senior serial redeemable notes due 2010, of which $650.0 million in aggregate principal amount is outstanding. We decided not to make these payments as part of our cash preservation initiative associated with our undertaking to restructure our debts and implement a revised business plan. We do not intend to make additional principal or interest payments on any of our outstanding debt while we continue our restructuring activities. In addition, the entire balance of unpaid principal under our 13.0% senior redeemable discount notes due 2007 and our 12.125% senior redeemable discount notes due 2008 is subject to being declared immediately due and payable, together with accrued interest, thirty days after an acceleration has been declared under any of our other significant indebtedness, all of which is currently in default. No such acceleration has yet occurred.

      As a result of our defaults, our lenders under the affected facilities are each free to pursue the respective remedies available to them, including, in the case of our vendor and bank financing facilities, seizing our assets and the assets of our subsidiaries that are pledged as collateral.

      We are currently in discussions with our various creditors regarding the restructuring of our debt obligations. If we are unable to obtain additional funding and negotiate a successful debt restructuring, we may have to further write-down assets, sell strategic assets, reorganize under Chapter 11 of the United States Bankruptcy Code or take other measures, which could include liquidation of our assets. We have retained the investment banking firm Houlihan Lokey Howard and Zukin Capital to assist us in exploring various strategic alternatives. There can be no assurance that we will be successful in restructuring our indebtedness and other financial obligations.

      In addition to our current liabilities as of December 31, 2001, we expect that our commitments to make payments to third parties during 2002, which aggregate about $133.1 million, excluding potential spectrum acquisitions in Mexico, will primarily be focused on capital expenditures to maintain our networks in Latin America and working capital requirements. We believe that our cash balance as of December 31, 2001, the continued availability of financing for handset purchases made in 2002 and other potential sources of liquidity will be sufficient to fund our operations only until the third quarter of 2002. We have been advised by Nextel Communications that it is reviewing a possible investment of up to $250.0 million, but that any such investment will be conditioned on, among other matters, our ability to complete a satisfactory restructuring of our indebtedness and other financial obligations, as well as other specific conditions. Nextel Communications has no legal obligation to make any investments or to otherwise advance or make available any funds to us. In addition, some of the agreements to which Nextel Communications currently is a party restrict the amount available to Nextel Communications and its relevant subsidiaries for specified purposes, including investments in and advances to us. There can be no assurance that we will be successful in raising sufficient additional funds to finance our operations on a timely basis or at all. See “Forward Looking Statements.”

      Our limited sources of available funding will require us to cease providing significant financing to stimulate operating growth in most of our markets. We intend to focus substantially all of our available funding towards continuing the growth of our Mexican operations. We made this decision based on Nextel Mexico’s operating performance, future prospects and economic conditions in Mexico, as well as other relevant factors. We plan to provide substantially less funding to our other markets, including Brazil, Argentina and Peru. As a result, we expect the growth in these markets will slow considerably compared to past growth levels. Our primary objectives with respect to our markets other than Mexico are to minimize operating costs and capital expenditures and maximize cash resources and segment earnings. However, if our funding needs are not met on a timely basis, or at all, we may not be able to provide Nextel Mexico with sufficient financing to continue the growth of its operations as currently planned. As a result, actual results for our Mexican operations could differ significantly from current expectations.

E. Effect of Inflation and Foreign Currency Exchange

      Our net assets are subject to foreign currency exchange risks since they are primarily maintained in local currencies. Additionally, our long-term debt is denominated entirely in U.S. dollars, which exposes us to foreign currency exchange risks. Nextel Brazil, Nextel Mexico and Nextel Philippines conduct business in countries in which the rate of inflation is significantly higher than that of the United States. Further, the recent economic developments in Argentina, including the devaluation of the Argentine peso, have increased our foreign currency exchange risk. We seek to protect our earnings from inflation and possible currency devaluation by periodically adjusting the local currency prices charged by each operating company for sales of handsets and services to its customers. In Argentina we are required by law to charge our customers in local currency, and while we have adjusted the local currency prices of our handsets and services as a result of the devaluation, we have not adjusted prices for contracts entered into prior to the devaluation. Therefore, beginning in 2002, the revenues generated by Nextel Argentina, after translating them to U.S. dollars, will be significantly negatively affected. While we routinely assess our foreign currency exposure, we have not entered into any hedging transactions.

      Inflation is not currently a material factor affecting our business. General operating expenses such as salaries, employee benefits and lease costs are, however, subject to normal inflationary pressures. In addition, the recent economic developments in Argentina have increased the risk that inflation could occur in that country. From time to time, we may experience price changes in connection with the purchase of system infrastructure equipment and handsets, but we do not currently believe that any of these price changes will be material to our business.

F. Effect of New Accounting Standards

      In June 1998, the Financial Accounting Standards Board, or FASB, issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that all derivatives be recognized on our balance sheet as either assets or liabilities and measured at fair value. Additionally, it requires that changes in the derivative instrument’s fair value be recognized in our statement of operations unless specific hedge accounting criteria are met. Effective January 1, 2001, we adopted SFAS No. 133. With respect to derivative instruments embedded in other contracts, we applied SFAS No. 133 to all contracts issued, acquired or substantively modified after December 31, 1998. The adoption of SFAS No. 133 did not have a material impact on our financial position or results of operations.

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” which addresses the accounting and reporting for business combinations and broadens the criteria for recording intangible assets separate from goodwill. On July 1, 2001, we adopted SFAS No. 141, which eliminates the pooling of interest method and requires us to use the purchase method of accounting for all business combinations initiated after June 30, 2001.

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized but to be tested for impairment at least annually. Intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization and nonamortization provisions of SFAS No. 142 were applicable to all goodwill and intangible assets acquired after June 30, 2001. Effective January 1, 2002, we began applying the provisions of SFAS No. 142 to all goodwill and intangible assets recognized on our financial statements at that date. Goodwill amortization was $8.6 million for the year ended December 31, 2001. The adoption of SFAS No. 142 on January 1, 2002 did not have a material impact on our financial position or results of operations since we have no goodwill as of December 31, 2001.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. It also broadens the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Our revenues are denominated in foreign currencies, while a significant portion of our operations are financed through senior notes and bank and vendor credit facilities, which are denominated in U.S. dollars. As a result, fluctuations in exchange rates relative to the U.S. dollar, expose us to foreign currency exchange risks.

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

      The table below presents principal cash flows and related interest rates by year of maturity for our fixed and variable rate debt obligations at December 31, 2001. Fair values are determined based on quoted market prices for our senior notes and carrying value for our bank and vendor credit facilities at December 31, 2001 as interest rates are reset periodically.

      In December 2001, we failed to make a scheduled principal payment under our Argentina credit facility. We also failed to make a scheduled interest payment in February 2002 under our 12.75% senior serial redeemable notes due 2010. Because of these defaults and cross-default provisions contained in our debt agreements, all of our long-term debt is now required to be and is classified as current under accounting principles generally accepted in the United States. Descriptions of these events and our senior notes and bank and vendor credit facilities are contained in note 3 to the audited consolidated financial statements appearing at the end of this annual report on Form 10-K. The change in the year of maturity and fair values of our long-term debt as compared to December 31, 2000 reflects this classification as well as changes in applicable market conditions.

	Year of Maturity						2001

	2002	2003	2004	2005	2006	Thereafter	Total

	(U.S. dollars in thousands)

Long-Term Debt:

Fixed Rate	$2,175,160	—	—	—	—	—	$2,175,160

Average Interest Rate	12.7%	—	—	—	—	—	12.7%

Variable Rate	$489,983	—	—	—	—	—	$489,983

Average Interest Rate	6.9%	—	—	—	—	—	6.9%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	2001	2000

	Fair Value	Total	Fair Value

	(U.S. dollars in thousands)

Long-Term Debt:

Fixed Rate	$123,555	$2,332,759	$1,520,618

Average Interest Rate		12.7%

Variable Rate	$489,983	$523,317	$523,317

Average Interest Rate		11.8%

Item 8. Financial Statements and Supplementary Data

      We have listed the consolidated financial statements required under this Item in Part IV, Item 14(a)(1) of this annual report on Form 10-K. We have listed the financial statement schedules required under Regulation S-X in Part IV, Item 14(a)(2) of this annual report on Form 10-K. The financial statements and schedules appear at the end of this annual report on Form 10-K.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10. Our Directors and Executive Officers

      We have set forth below information on our executive officers and directors as of March 15, 2002. There is no family relationship between any of our executive officers and directors.

Name	Age	Positions

Steven M. Shindler	39	Chief executive officer and director and acting chairman of the board of directors

Keith D. Grinstein	41	Vice chairman of the board of directors

Lo van Gemert	47	President and chief operating officer

Byron R. Siliezar	46	Vice president and chief financial officer

Robert J. Gilker	51	Vice president and general counsel

John McMahon	37	Vice president of business operations

Douglas Dunbar	41	Vice president of marketing and distribution

Jose Felipe	51	President, Nextel Cono Sur

Peter A. Foyo	36	President, Nextel Mexico

Alexis Mozarovski	48	President, Nextel Brazil

Miguel E. Rivera	49	President, Nextel Peru

John Jones	44	President, Asia-Pacific

William E. Conway, Jr.	52	Director

Timothy M. Donahue	53	Director

Steven P. Dussek	45	Director

C. James Judson	57	Director

Thomas C. Lynch	59	Director

Dennis M. Weibling	50	Director

      Steven M. Shindler has been a director on our board since May 1997, acting chairman of our board since November 14, 2001, and has been our chief executive officer since March 24, 2000. Mr. Shindler also served as executive vice president and chief financial officer of Nextel Communications from May 1996 until December 2000. From 1987 to May 1996, Mr. Shindler was an officer with Toronto Dominion Bank, where, most recently, he was a managing director in its communications finance group. Mr. Shindler also serves as a director of SpectraSite Holdings, Inc.

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

      Byron R. Siliezar has been our vice president and chief financial officer since January 1999. From July 1998 to January 1999, Mr. Siliezar was our vice president and controller. Mr. Siliezar served as vice president of finance at Neodata Corporation, a subsidiary of EDS Corporation, from 1997 until joining us and as international controller of Pagenet, Inc. from 1996 until 1997. From 1982 to 1996, Mr. Siliezar held various executive and management positions at GTE Corporation both domestically and overseas.

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

      John McMahon has been our vice president of business operations since joining NII Holdings in October 1999. Prior to joining NII Holdings, Mr. McMahon served as vice president of finance and business operations, north region, for Nextel Communications from April 1997 to October 1999, where he was responsible for developing and managing all budgets and financial reporting for the region, and as director of finance for the mid-Atlantic region of Nextel Communications from October 1995 to April 1997.

      Douglas Dunbar has been our vice president of marketing and distribution since joining NII Holdings in December 1999. Prior to joining NII Holdings, Mr. Dunbar held various positions at Nextel Communications starting in 1994, including general manager of the west Florida market from March 1999 to November 1999, where he was responsible for sales, marketing, business operations and customer care functions, and vice president of sales and marketing, north region, from April 1997 to March 1999.

      Jose Felipe has served as president of Nextel Cono Sur, which manages our southern South American operations, since January 1999. He is also the president of Nextel Argentina. From July 1998 to January 1999, Mr. Felipe was our vice president — Latin America. From 1991 to 1998, Mr. Felipe held various senior management positions with AT&T Corp., most recently president and chief executive officer of the Puerto Rico and Virgin Islands region and vice president of emerging markets of the Latin American region.

      Peter A. Foyo has served as president of Nextel Mexico since August 1998. From 1988 to August 1998, Mr. Foyo held various senior management positions with AT&T Corp., including corporate strategy director of Alestra, S.A. de C.V., a joint venture between AT&T and a local Mexican partner for which Mr. Foyo was responsible for developing a pan regional network plan for Latin America including fixed, wireless and network services on Alestra’s behalf, and managing director of AT&T NS Wireless Southern Cone. Mr. Foyo is also a director of Compañia de Teléfonos del Interior, S.A. de C.V., an Argentine joint venture in which AT&T is a member.

      Alexis Mozarovski has served as president of Nextel Brazil since June 1999. From 1980 to June 1999, Mr. Mozarovski held various positions with Aydin Corp., most recently as vice president for Latin American operations and president of Aydin S.A. where he was responsible for implementing communication systems for government agencies and cellular companies throughout Latin America.

      Miguel E. Rivera has served as president of Nextel Peru since January 2000. Previously, Mr. Rivera was the general manager of the Lima Stock Exchange from February 1999 to January 2000. From 1986 to March 1998, Mr. Rivera held various executive positions with IBM in Latin America, most recently as general manager — manufacturing industry, Latin America, where he was responsible for implementing the IBM manufacturing industry strategy throughout the region.

      John Jones has served as president, Asia-Pacific since joining NII Holdings in December 2000. Prior to joining NII Holdings, Mr. Jones held various positions with Motorola Asia Pacific Limited starting in 1996, most recently as regional general manager for the markets of India and Korea from November 1996 to November 2000. From October 1993 to August 1996, Mr. Jones was executive director, business development for BellSouth China.

      William E. Conway, Jr. became a director on our board and chairman of the board of directors of Nextel Communications on February 15, 2001. Mr. Conway has been a member of the board of directors of Nextel Communications since February 1997. Mr. Conway is a founder, and since 1987 has been a managing director, of The Carlyle Group, a private global investment firm. From 1984 until 1987, Mr. Conway served as senior vice president and chief financial officer of MCI Communications Corporation. Mr. Conway was a vice president of MCI from 1981 to 1984. Prior to joining MCI, Mr. Conway served in a variety of positions for almost 10 years with First National Bank of Chicago in the areas of corporate finance, commercial lending, workout loans and general management. Mr. Conway is also a director of Nextel Communications and United Defense Industries, Inc.

      Timothy M. Donahue has been a director since August 1997 and was chairman of our board of directors from July 1999 until February 15, 2001. Mr. Donahue has served as chief executive officer of Nextel Communications since July 1999, as president of Nextel Communications since February 1996 and as chief operating officer of Nextel Communications from February 1996 until July 1999. Mr. Donahue has served as a director of Nextel Communications since June 1996. From 1986 to January 1996, Mr. Donahue held various senior management positions with AT&T Wireless Services, including regional president for the Northeast. Mr. Donahue is also a director of Nextel Communications, Nextel Partners, Inc., SpectraSite Holdings, Inc. and Eastman Kodak Company.

      Steven P. Dussek has served as a director on our board since March 1999. From September 1999 until March 2000, Mr. Dussek was our chief executive officer. Mr. Dussek was our president and chief operating officer from March 1999 until September 1999. Since May 1996, Mr. Dussek has served in various senior management positions with Nextel Communications, most recently as executive vice president. From May 1995 to May 1996, Mr. Dussek served as vice president and general manager of the Northeast region for the PCS division of AT&T Wireless Services. From 1993 to March 1995, Mr. Dussek served as senior vice president and chief operating officer of Paging Networks, Inc.

      C. James Judson has been a director on our board since February 1995. Mr. Judson is also vice president, secretary and general counsel of Eagle River, Inc., a company formed to make strategic investments in telecommunications ventures. He has held those positions since January 1995. From 1969 to January 1995, Mr. Judson was a partner in the Davis Wright Tremaine law firm.

      Thomas C. Lynch has been a director on our board since December 2000. Mr. Lynch has served as senior vice president of Staubach Realty Partners, Ltd. since November 2001. From August 2000 to November 2001, Mr. Lynch served as senior vice president of Safeguard Securities, Inc. From July 1999 to August 2000, he was president and chief operating officer of CompuCom Systems, Inc. From October 1998 to July 1999, Mr. Lynch served as executive vice president and chief operating officer of CompuCom. Prior to joining CompuCom in October 1998, Mr. Lynch had been senior vice president of Safeguard Scientifics, Inc., a position he held from November 1995. Mr. Lynch is a director of The Eastern Technology Council and a trustee of the U.S. Naval Academy Foundation. Mr. Lynch is also a director of Sanchez Computer Associates, Inc.

      Dennis M. Weibling has been a director on our board since February 1995. Mr. Weibling is currently vice chairman of Eagle River. Mr. Weibling was the president of Eagle River from 1993 to December 2001. Mr. Weibling is a director of Nextel Communications and is a member of the operations committee of its board of directors. He is also a director of XO Communications, Inc. and Nextel Partners.

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

Item 11. Executive Compensation

Compensation of Executive Officers

      In the table and discussion below, we summarize the compensation earned during the last three fiscal years by: (1) our chief executive officer during 2001 and (2) each of our four other most highly compensated executive officers who earned more than $100,000 in salary and bonuses for services rendered in all capacities during 2001.

      The equity awards reflected in the table below include options granted under our 1997 stock option plan and our incentive equity plan, as well as equity awards under Nextel Communications’ incentive equity plan. Options granted in 2001 vest over a three-year period and options granted in 2000 and 1999 generally vest over a four-year period. Options that we granted in 2001 become exercisable, subject to the provisions of our incentive equity plan, for shares of our class A common stock. Options that we granted in 2000 and 1999 become exercisable, subject to the provisions of our incentive equity plan, for shares of our class B common stock. Options granted by Nextel Communications become exercisable, subject to the provisions of their plan, for shares of Nextel Communications’ class A common stock.

      Unless otherwise indicated, the amounts in the table below reflecting all other compensation are comprised of our contributions to Nextel Communications’ section 401(k) plan. Information related to the Nextel Communications’ incentive equity plan reflects its 2-for-1 common stock split effective in June 2000.

		Long-Term Compensation Awards

						Other
						Annual
						Compen-
Name and Principal Position	Year	Salary($)		Bonus($)		sation($)

Steven M. Shindler	2001	338,428		175,434		521,315	(2)
Chief executive officer	2000	325,620	(1)	227,120	(1)	—
	1999	—		—		—

Lo van Gemert	2001	320,619		137,746		—
President and chief	2000	306,810		178,337		—
operating officer	1999	98,928		79,270		—

Robert J. Gilker	2001	258,420		111,024		14,473	(8)
Vice president and general	2000	72,110	(7)	47,434	(7)	3,428	(8)
counsel	1999	—		—		—

Jose Felipe	2001	270,030		150,000		301,155	(10)
President, Nextel Cono Sur	2000	284,507		150,000		266,080	(10)
	1999	236,688		149,900		153,074	(10)

Alexis Mozarovski	2001	366,075		90,300		60,000	(12)
President, Nextel Brazil	2000	351,309		150,000		60,000	(12)
	1999	178,750		150,000		30,000	(12)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Annual Compensation

			Securities
			Underlying
	Restricted		Options	All Other
Name and Principal Position	Stock Awards($)		Granted(#)	Compensation($)

Steven M. Shindler	—		450,000	28,628	(4)
Chief executive officer	499,750	(3)	1,970,000	5,250
	—		—	—

Lo van Gemert	—		300,000	6,800
President and chief	374,813	(5)	1,670,000	4,233
operating officer	1,438,200	(6)	250,000	2,672

Robert J. Gilker	—		400,000	29,248	(9)
Vice president and general	—		—	10,521	(9)
counsel	—		—	—

Jose Felipe	—		127,500	6,800
President, Nextel Cono Sur	—		106,250	4,228
	—		530,000	36,805	(11)

Alexis Mozarovski	—		120,000	—
President, Nextel Brazil	—		640,000	—
	—		170,000	—

(1)	Mr. Shindler has been our chief executive officer since March 2000. Since Mr. Shindler was also the executive vice president and chief financial officer of Nextel Communications until November 2000, Nextel Communications paid his entire salary through November 2000. The 2000 salary shown represents $27,430 paid by us and $298,190 paid by Nextel Communications. We paid the entire 2000 bonus shown.

(2)	Amount consists of a $250,000 loan made to Mr. Shindler by Nextel Communications in 1996 and subsequently forgiven by Nextel Communications during 2001, $90,419 in accrued interest forgiven on the loan and $180,896 in taxes on the loan and accrued interest that was paid by Nextel Communications on Mr. Shindler’s behalf.

(3)	On February 17, 2000, Mr. Shindler received 8,000 deferred shares of Nextel Communications’ class A common stock which vest on the fourth anniversary of the grant date. The value of the shares covered by Mr. Shindler’s deferred stock award as of December 31, 2001 was $87,680 (8,000 shares times $10.96, the closing price of Nextel Communications’ class A common stock on that date).

(4)	Mr. Shindler’s other compensation for 2001 includes $21,828 representing the value of his use of Nextel Communications’ corporate plane.

(5)	On February 17, 2000, Mr. van Gemert received 6,000 deferred shares of Nextel Communications’ class A common stock which vest on the fourth anniversary of the grant date. The value of the shares covered by Mr. van Gemert’s deferred stock award as of December 31, 2001 was $65,760 (6,000 shares times $10.96, the closing price of Nextel Communications’ class A common stock on that date).

(6)	Mr. van Gemert was granted two deferred stock awards by Nextel Communications during 1999. On February 18, 1999, Mr. van Gemert received 20,000 deferred shares of Nextel Communications class A common stock, which vest ratably on each of the first three anniversary dates of the grant date. On September 1, 1999, Mr. van Gemert received 40,000 deferred shares of Nextel Communications class A common stock, which vest on the fourth anniversary of the grant date. Mr. van Gemert sold 6,668 shares of the February 18, 1999 award during 2000 and an additional 6,666 shares of the award during 2001. The combined value of the remaining shares covered by Mr. van Gemert’s deferred stock awards as of December 31, 2001 was $511,459 (46,666 shares times $10.96, the closing price of Nextel Communications’ class A common stock on that date).

(7)	Mr. Gilker has been our vice president and general counsel since September 2000. Mr. Gilker’s bonus for 2000 was pro-rated based on his hiring date.

(8)	Mr. Gilker’s other annual compensation for 2001 consists of $14,473 in tax assistance paid to the appropriate taxing authorities on Mr. Gilker’s behalf to compensate him for the additional taxes he incurred because of relocation cost reimbursements and for 2000 consists of $3,428 in tax assistance paid to the appropriate taxing authorities on Mr. Gilker’s behalf. See note 9 below.

(9)	Mr. Gilker’s other compensation for 2001 includes $26,448 in relocation cost reimbursements paid to him and for 2000 includes $9,479 in relocation cost reimbursements paid to him.

(10)	Each amount consists of a foreign services differential, a housing allowance, a living expenses reimbursement and the aggregate personal travel costs reimbursed to Mr. Felipe as follows:

	Foreign			Aggregate
	Services	Housing	Living Expense	Personal
Year	Differential	Allowance	Reimbursement	Travel Costs	Total

2001	$120,000	$108,000	$9,757	$63,398	$301,155

2000	120,000	108,000	9,900	28,180	266,080

1999	70,000	63,000	4,568	15,506	153,074

(11)	Amount includes a $35,436 allowance for relocation expenses in 1999.

(12)	Amounts represent a $5,000 monthly housing allowance.

Option Grants in 2001

      The following table lists information concerning options to purchase shares of our class A common stock, referred to as NII options, and Nextel Communications’ class A common stock, referred to as NCI options, that were granted to the named executive officers in 2001. For the NII options, we calculated the potential realizable value based on the 10-year term of the option at the time of grant utilizing the exercise price of each option, which was the then current fair market value. The stock price appreciation of 5% and 10%, compounded annually from the date an option is granted to its expiration date, are hypothetical gains determined under rules promulgated by the Securities and Exchange Commission and do not represent our prediction of our stock price performance. The actual gain, if any, on the exercise of a stock option will depend on the future performance of our common stock, the option recipient’s continued employment through the date on which the options are exercised and the time at which the underlying shares are sold.

	Number of	Percent of
	Securities	Total Options
	Underlying	Granted to	Exercise or
	Options Granted	Employees in	Base Price	Expiration
	(#)	Fiscal Year (%)	($/Shares)	Date

Steven M. Shindler

NII options	450,000	4.93	5.00	05/07/2011

NCI options	—	—	—	—
Lo van Gemert

NII options	300,000	3.29	5.00	05/07/2011

NCI options	—	—	—	—
Robert J. Gilker

NII options	400,000	4.38	5.00	05/07/2011

NCI options	—	—	—	—
Jose Felipe

NII options	127,500	1.40	5.00	05/07/2011

NCI options	—	—	—	—
Alexis Mozarovski

NII options	120,000	1.31	5.00	05/07/2011

NCI options	—	—	—	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	NII Options
	Potential Realizable
	Value at Assumed Annual
	Rates of Stock Price
	Appreciation for
	Option Term

	5%($)	10%($)

Steven M. Shindler

NII options	1,415,013	3,585,921

NCI options	—	—
Lo van Gemert

NII options	943,342	2,390,614

NCI options	—	—
Robert J. Gilker

NII options	1,257,789	3,187,485

NCI options	—	—
Jose Felipe

NII options	400,920	1,016,011

NCI options	—	—
Alexis Mozarovski

NII options	377,337	956,245

NCI options	—	—

      The NII options were granted on May 7, 2001 and vest over a three-year period, with 50% vesting on the first anniversary of the grant date, 25% vesting on the second anniversary of the grant date and 25% vesting on the third anniversary of the grant date.

Aggregated Option Exercises in Year 2001 and Year-End Option Values

      In the table below, we list information on the unexercised option values as of December 31, 2001 for each of the named executive officers. The value of the unexercised in-the-money NCI options is based on the closing price of Nextel Communications’ class A common stock as reported by the Nasdaq Stock Market on December 31, 2001, which was $10.96 per share, less the aggregate exercise price, times the aggregate number of shares issuable upon exercise of those options. As a result of our debt restructuring activities and revised business plan, we do not believe it is possible to derive a reliable estimate of the fair market value of the NII options at December 31, 2001. However, based on our determination that funds generated from our operating activities and realistically available from other sources will not be sufficient to meet our existing debt service obligations, we believe that there are no NII options that are in-the-money at December 31, 2001. None of the named executive officers exercised options in 2001.

	Number of
	Securities Underlying		Value of Unexercised In-
	Unexercised Options		the-Money Options at
	at Fiscal Year-End(#)		Fiscal Year-End($)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Steven M. Shindler

NII options	46,878	2,250,000	—	—

NCI options	414,000	250,000	390,165	—
Lo van Gemert

NII options	—	1,800,000	—	—

NCI options	191,250	290,000	71,941	—
Robert J. Gilker

NII options	—	400,000	—	—

NCI options	—	—	—	—
Jose Felipe

NII options	714,840	368,910	—	—

NCI options	47,500	92,500	—	—
Alexis Mozarovski

NII options	93,750	776,250	—	—

NCI options	20,000	60,000	—	—

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

Nextel Communications Change of Control Retention Bonus and Severance Pay Plan

      Each of our named executive officers participates in Nextel Communications’ Change of Control Retention Bonus and Severance Pay Plan. Under this plan, in the event of a change of control of Nextel Communications, as defined in the plan, each executive officer will receive a retention bonus if he continues his employment with us through the closing of the change of control transaction and the one year period thereafter, or if we terminate his employment without cause, as defined in the plan before the closing or before the end of this one year period. The amount of the retention bonus is 100% of the base salary and target bonus for the year in which the transaction occurs with respect to Messrs. Gilker, Felipe and Mozarovski and 150% of the base salary and target bonus for the year in which the transaction occurs with respect to Messrs. Shindler and van Gemert. In addition, if we terminate an executive officer’s employment with us without cause, as defined in the plan, within one year after a change in control of

Nextel Communications, or the executive officer terminates his employment during this period for good reason, as defined in the plan, then that executive officer will receive an amount equal to 200% of that individual’s base salary and 200% of that individual’s target bonus for the year, and the individual’s insurance and medical benefits will be continued for two years from termination.

Compensation Committee Interlocks and Insider Participation

      Our board of directors does not currently have a compensation committee, although the plan administration committee performs some functions of a compensation committee. Our full board of directors is responsible for executive compensation matters. Mr. Shindler serves on our board of directors and also serves as our chief executive officer. In addition, Mr. Grinstein serves on our board of directors and was our chief executive officer from January 1996 until August 1999. Also, Mr. Dussek serves on our board of directors and was our chief executive officer from September 1999 until March 2000 and our chief operating officer from March 1999 until September 1999.

Compensation of Directors

      Currently, our directors do not receive any compensation for their services as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      There are currently no shares of our class A common stock outstanding.

      In the table below, we list, as of March 15, 2002, the amount and percentage of shares of our class A common stock, our class B common stock and series A exchangeable redeemable preferred stock that are deemed under the rules of the Securities and Exchange Commission to be beneficially owned by:

•	each person who served as one of our directors as of that date;

•	each of the named executive officers;

•	all directors and executive officers as a group; and

•	each person or group known by us to be the beneficial owner of more than 5% of our outstanding voting common stock.

      The address of each named person or group is 10700 Parkridge Boulevard, Suite 600, Reston, Virginia 20191, unless otherwise specified.

		Amount and Nature
	Type of Class	of Beneficial		Approximate
Name of Beneficial Owner	of Capital Stock	Ownership(1)		% of Outstanding

Steven M. Shindler	Common Stock	375,000	(2)	*

Keith D. Grinstein	Common Stock	3,037,500	(3)	1.1%

William E. Conway, Jr	Common Stock	12,500	(4)	*

Timothy M. Donahue	Common Stock	220,000	(5)	*

Steven P. Dussek	Common Stock	1,037,500	(6)	*

C. James Judson	Common Stock	12,500	(4)	*

Dennis M. Weibling	Common Stock	12,500	(4)	*

Thomas C. Lynch	Common Stock	12,500	(4)	*

Lo van Gemert	Common Stock	150,000	(4)	*

Robert J. Gilker	Common Stock	200,000	(4)	*

Jose Felipe	Common Stock	844,215	(7)	*

Alexis Mozarovski	Common Stock	166,250	(8)	*

All directors and executive officers as a group (18 persons)	Common Stock	6,931,711	(9)	2.5%

Nextel Communications, Inc	Common Stock	268,773,174		99.4%
2001 Edmund Halley Drive	Series A
Reston, Virginia 20191	Preferred Stock	10,503		100.0%

*	Less than one percent (1%)

(1)	Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if that person, directly or indirectly, has or shares the power to direct the voting of the security or the power to dispose or direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of the relevant date. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated by footnote, the named individuals have sole voting and investment power with respect to the shares of our stock beneficially owned. You may review Nextel Communications proxy statement relating to its annual meeting of stockholders for information regarding beneficial ownership of its equity securities.

(2)	Includes 225,000 shares of class A common stock and 46,878 shares of class B common stock that are all obtainable upon exercise of options.

(3)	Includes 37,500 shares of class A common stock and 2,820,000 shares of class B common stock that are all obtainable upon exercise of options.

(4)	Represents shares of class A common stock obtainable upon exercise of options.

(5)	Includes 25,000 shares of class A common stock and 101,250 shares of class B common stock that are all obtainable upon exercise of options.

(6)	Represents shares of class B common stock obtainable upon exercise of options.

(7)	Includes 63,750 shares of class A common stock and 780,465 shares of class B common stock that are all obtainable upon exercise of options.

(8)	Includes 60,000 shares of class A common stock and 106,250 shares of class B common stock that are all obtainable upon exercise of options.

(9)	Includes 1,232,500 shares of class A common stock and 5,322,339 shares of class B common stock that are all obtainable upon exercise of options.

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

      At December 31, 2001, under the tax sharing agreement, our liability to Nextel Communications for taxes for 2001 was about $16.0 million.

Overhead Services Agreement with Nextel Communications

      Under an overhead services agreement between us and Nextel Communications, Nextel Communications has agreed to provide services to us. These services relate to accounts payable, cash management, payroll, human resources, financial reporting and audit and legal, engineering and technical and marketing and sales assistance. The fee for services provided under the overhead services agreement is the actual cost incurred by Nextel Communications, without any markup or discount, which is billed monthly and payable in 45 days. Under the overhead services agreement, Nextel Communications has agreed to apportion the aggregate cost incurred by it to provide the services to us and its other subsidiaries on a basis that Nextel Communications determines in good faith, from time to time, represents the relative portion of the services provided by Nextel Communications and used by each subsidiary, including us, for the relevant period. We have the right to review Nextel Communications’ determination and to discuss with Nextel Communications adjustments that we consider appropriate in light of the services provided to us. Nextel Communications’ good faith determination after that consultation is final and binding. The overhead services agreement has a ten-year term, which commenced on March 3, 1997. With the consent of Nextel

Communications, we may elect to discontinue a particular service or services provided by Nextel Communications or obtain any service from an independent third party. We incurred costs under the overhead services agreement of $4.0 million during 2001.

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

Trademark License Agreement with Nextel Communications

      On February 4, 2002, we amended and restated our Trademark License Agreement with Nextel Communications. Under this amended and restated license agreement, Nextel Communications has granted us a non-transferable, exclusive right and license to sell and offer certain services and goods in the countries in which we operate bearing the licensed trademarks, including the name “Nextel”. We also have the right to grant sublicense agreements to our subsidiaries and affiliates for an undetermined period of time. Either party may terminate the agreement without cause by providing 180 days’ notice. In the event of a change of control of NII or any of our subsidiaries or affiliates, Nextel Communications may terminate the agreement by giving us 30 days’ notice. Currently, Nextel Communications is not assessing a royalty for the license of the trademarks, but has reserved the right to do so in the future.

Transactions with Nextel Communications

      On April 25, 2001, we issued 2,500 shares of our series A exchangeable redeemable preferred stock to a wholly owned subsidiary of Nextel Communications for cash proceeds of $250.0 million. On July 16, 2001, we issued another 2,500 shares of our series A exchangeable redeemable preferred stock to the same wholly owned subsidiary of Nextel Communications for $250.0 million in cash.

Motorola Relationships

      Motorola, which beneficially owned about 14% of the outstanding stock of Nextel Communications at December 31, 2001 and has the right to nominate two directors, one of whom has been designated, to serve on the board of Nextel Communications, provides equipment and vendor financing to our operating companies. During 2001, we purchased about $397.1 million in digital infrastructure equipment, handsets and related services from Motorola and have continued these purchases in 2002. At December 31, 2001, we had accounts payable due to Motorola of $108.1 million and had debt due to Motorola of $417.8 million.

      On August 14, 2000, we and some of our operating companies entered into agreements with Motorola under which Motorola will provide us with infrastructure equipment and services, including installation, implementation and training. We and Motorola have also agreed to warranty and maintenance programs and specified indemnity arrangements. We have also agreed to provide Motorola with notice of our determination that Motorola’s technology is no longer suited to our needs at least six months before publicly announcing or entering into a contract to purchase equipment utilizing an alternate technology. In addition, if Motorola manufactures, or elects to manufacture the equipment utilizing the alternate technology that we elect to deploy, we must give Motorola the opportunity to supply 50% of our infrastructure requirements for the equipment utilizing the alternate technology for three years. These agreements also contain other minimum purchase commitments that, if not met, subject us to payments based on a percentage of the commitment shortfall. We met our commitment for 2000 of $230.0 million. We did not meet our $230.0 million minimum purchase commitment for 2001, resulting in the payment of $8.0 million to Motorola during 2001 based on the shortfall of purchases. During 2001, we and Motorola amended the infrastructure purchase agreements to reduce our minimum purchase commitments to $75.0 million for 2002 and 2003.

      Motorola Credit Corporation, an affiliate of Motorola, is the lender under some credit facilities under which we or some of our operating companies are the borrowers. In the first quarter of 2001, we amended the terms of these facilities to extend the maturities and modify the covenants. Due to our failure to make a scheduled principal payment, we are currently in default under these facilities and Motorola Credit is free to pursue its remedies, such as seizing our assets and the assets of our subsidiaries that are pledged as collateral. For information concerning our default under these credit facilities, see note 3 to our audited consolidated financial statements appearing at the end of this annual report on Form 10-K.

      In December 2001, we sold our minority interest in NEXNET to Motorola. We received a $6.5 million credit for equipment purchases from Motorola and cash proceeds of $3.5 million from a partner in NEXNET, in exchange for the forgiveness of our loans to NEXNET.

Other Transactions

      On April 10, 2001 we loaned $193,000 to Mr. Felipe as an advance to pay income taxes in exchange for his non-negotiable promissory note, which is due March 31, 2002 and bears no interest. As of December 31, 2001, $143,000 of this loan was outstanding.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	Financial Statements. The following financial statements are filed as part of this report:

(2)	Financial Statement Schedules. The following financial statement schedules are filed as part of this report and are included in Item 14(d) below. Schedules other than those listed below are omitted because they are either not required or not applicable.

Page

Schedule I	F-39

Schedule II	F-43

(3)	List of Exhibits. The exhibits filed as part of this report are listed in the Exhibit Index, which is incorporated in this item by reference.

(b)	Reports on Form 8-K. On November 26, 2001, we filed a Current Report on Form 8-K reporting under Item 5 the sale of our entire equity position in TELUS Corporation. On December 21, 2001, we filed a Current Report on Form 8-K reporting under Item 5 the filing of an amendment to our certificate of incorporation changing our corporate name to NII Holdings, Inc.

(c)	Exhibits. The exhibits filed as part of this report are listed in Item 14(a)(3) above.

(d)	Financial Statement Schedules. The financial statement schedules filed as part of this report are listed in Item 14(a)(2) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NII HOLDINGS, INC.

March 29, 2002

By:	/s/ BYRON R. SILIEZAR

Byron R. Siliezar
Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below on March 29, 2002.

Signature	Title

* Steven M. Shindler	Chief Executive Officer and Acting Chairman of the Board of Directors (principal executive officer)
/s/ BYRON R. SILIEZAR Byron R. Siliezar	Vice President and Chief Financial Officer (principal financial and accounting officer)
* Keith D. Grinstein	Vice Chairman of the Board of Directors
* William E. Conway, Jr.	Director
* Timothy M. Donahue	Director
* Steven P. Dussek	Director
* C. James Judson	Director
* Thomas Lynch	Director
* Dennis Weibling	Director

*By:	/s/ BYRON R. SILIEZAR

Byron R. Siliezar
Attorney-in-fact

EXHIBIT INDEX

      References to NII Holdings, Inc. refer to Nextel International, Inc., the former name of NII Holdings for periods before December 21, 2001. All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by NII Holdings, file no. 333-26649, unless otherwise indicated.

Exhibit
Number	Description of Exhibits

*3.1	Certificate of Incorporation of NII Holdings, Inc.
3.2	Amended and Restated Bylaws of NII Holdings, Inc. (filed as Exhibit 3.2 to the Annual Report on Form 10-K filed April 2, 2001 for the year ended December 31, 2001 and incorporated herein by reference).
4.1	Indenture, dated as of March 6, 1997, by and between McCaw International, Ltd. and The Bank of New York (including form of note) (filed as Exhibit 4.1 to the Registration Statement on Form S-4 (file no. 333-26649), as amended, filed on May 7, 1997 and incorporated herein by reference).
4.2	Warrant Agreement, dated as of March 6, 1997, by and between NII Holdings, Inc., and The Bank of New York (filed on July 18, 1997 as Exhibit 4.4 to the Registration Statement on Form S-4 (file no. 333-26649), as amended, originally filed on May 7, 1997 and incorporated herein by reference).
4.3	Warrant Registration Rights Agreement, dated as of March 3, 1997, by and between NII Holdings, Inc. and The Bank of New York (filed as Exhibit 4.3 to the Annual Report on Form 10-K filed April 2, 2001 for the year ended December 31, 2001 and incorporated herein by reference).
4.4	Indenture, dated as of March 12, 1998, by and between NII Holdings, Inc. and The Bank of New York (including form of note) (filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q filed on May 14, 1998 for the quarter ended March 31, 1998 and incorporated herein by reference).
4.5	Indenture, dated as of August 1, 2000, by and between NII Holdings, Inc. and The Bank of New York (including form of note) (filed as Exhibit 4.1 to the Current Report on Form 8-K filed on August 2, 2000 and incorporated herein by reference).
4.6	First Supplemental Indenture, dated as of December 13, 2000, between NII Holdings, Inc. and The Bank of New York, relating to the 13.0% senior discount notes due 2007 (filed on December 15, 2000 as Exhibit 4.7 to the Registration Statement on Form S-4 (file no. 333-51900), as amended, and incorporated herein by reference).
4.7	First Supplemental Indenture, dated as of December 13, 2000, between NII Holdings, Inc. and The Bank of New York, relating to the 12.125% senior discount notes due 2008 (filed on December 15, 2000 as Exhibit 4.8 to the Registration Statement on Form S-4 (file no. 333-51900), as amended, and incorporated herein by reference).
4.8	First Supplemental Indenture, dated as of December 13, 2000, between NII Holdings, Inc. and The Bank of New York, relating to the 12.75% senior serial notes due 2010 (filed on December 15, 2000 as Exhibit 4.9 to the Registration Statement on Form S-4 (file no. 333-51900), as amended, and incorporated herein by reference).
10.1	Tax Sharing Agreement, dated January 1, 1997, by and between Nextel Communications, Inc. and its subsidiaries named therein (filed on July 18, 1997 as Exhibit 10.18 to the Registration Statement on Form S-4 (file no. 333-26649), as amended, originally filed on May 7, 1997 and incorporated herein by reference).
10.2	Overhead Services Agreement, dated March 3, 1997, by and between Nextel Communications, Inc. and NII Holdings, Inc. (filed on July 18, 1997 as Exhibit 10.19 to the Registration Statement on Form S-4 (file no. 333-26649), as amended, originally filed on May 7, 1997 and incorporated herein by reference).

Exhibit
Number	Description of Exhibits

10.3	Indemnification Agreement, dated March 6, 1997, by and between Nextel Communications, Inc. and NII Holdings, Inc. (filed on July 18, 1997 as Exhibit 10.21 to the Registration Statement on Form S-4 (file no. 333-26649), as amended, originally filed on May 7, 1997 and incorporated herein by reference).
10.4	Second Amended and Restated Right of First Opportunity Agreement, dated August 1, 2000, by and between Nextel Communications, Inc. and NII Holdings, Inc. (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on August 14, 2000 for the quarter ended June 30, 2000 and incorporated herein by reference).
10.5	Master Equipment Financing Agreement, dated as of February 4, 1999, by and among NII Holdings, Inc., the Lenders named therein and Motorola Credit Corporation, as Administrative Agent and Collateral Agent (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on February 19, 1999 and incorporated herein by reference).
10.6	Second Amendment to Master Equipment Financing Agreement, dated as of March 22, 2000, by and between NII Holdings, Inc., the Lenders named therein and Motorola Credit Corporation, as Administrative Agent and Collateral Agent (filed as Exhibit 10.46 to the Annual Report on Form 10-K filed on March 30, 2000 for the year ended December 31, 1999 and incorporated herein by reference).
10.7	Third Amendment to Master Equipment Financing Agreement, dated as of July 26, 2000, by and between NII Holdings, Inc. and Motorola Credit Corporation, as Administrative Agent and Collateral Agent (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 14, 2000 for the quarter ended June 30, 2000 and incorporated herein by reference).
10.8	Guaranty, effective as of July 23, 1999, by NII Holdings, Inc. in favor of Motorola, Inc. (filed as Exhibit 10.38 to the Annual Report on Form 10-K filed on March 30, 2000 for the year ended December 31, 1999 and incorporated herein by reference).
10.9	Guaranty, effective as of July 23, 1999, by NII Holdings, Inc. in favor of Motorola, Inc. (filed as Exhibit 10.41 to the Annual Report on Form 10-K filed on March 30, 2000 for the year ended December 31, 1999 and incorporated herein by reference).
10.10	Guaranty, effective as of July 23, 1999, by NII Holdings, Inc. in favor of Motorola, Inc. (filed as Exhibit 10.42 to the Annual Report on Form 10-K filed on March 30, 2000 for the year ended December 31, 1999 and incorporated herein by reference).
10.11	Secured Loan Agreement, dated December 16, 1999, by and between NII Holdings, Inc., the Lenders named therein and Motorola Credit Corporation, as Administrative Agent and as Collateral Agent (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 14, 2000 for the quarter ended June 30, 2000 and incorporated herein by reference).
10.12	Amendment No. 1 to Secured Loan Agreement, dated July 26, 2000, by and between NII Holdings, Inc. the Lenders named therein and Motorola Credit Corporation, as Collateral Agent (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 14, 2000 for the quarter ended June 30, 2000 and incorporated herein by reference).
10.13	Amended and Restated Equipment Financing Agreement, dated as of April 28, 2000, by and between McCaw International (Brazil), Ltd. and Motorola Credit Corporation (filed as Exhibit 10.6 to the Quarterly Report in Form 10-Q filed on August 14, 2000 for the quarter ended June 30, 2000 and incorporated herein by reference).
10.14	Credit Agreement, dated as of February 27, 1998, by and among Nextel Argentina S.R.L., the Lenders named therein and The Chase Manhattan Bank as Administrative Agent (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 14, 1998 for the quarter ended March 31, 1998 and incorporated herein by reference).
10.15	Amendment No. 1 and Waiver, dated May 8, 1998, by and among Nextel Argentina S.R.L., the Lenders named therein and The Chase Manhattan Bank as Administrative Agent (filed as Exhibit 10.19 to the Registration Statement on Form S-4 (file no. 333-55877), as amended, originally filed on June 3, 1998 and incorporated herein by reference).
10.16	Amendment No. 2, dated September 30, 1998, by and among

Exhibit
Number	Description of Exhibits

Nextel Argentina S.R.L., the Lenders named therein and The Chase Manhattan Bank as Administrative Agent (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 16, 1998 for the quarter ended September 30, 1998 and incorporated herein by reference).
10.17	Amendment No. 3, dated May 12, 1999, by and among Nextel Argentina S.R.L., the Lenders named therein and The Chase Manhattan Bank as Administrative Agent (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on June 11, 1999 and incorporated herein by reference).
10.18	Amendment No. 4, dated as of December 8, 1999, by and among Nextel Argentina S.R.L., and the Lenders named therein and The Chase Manhattan Bank as Administrative Agent (filed as Exhibit 10.36 to the Annual Report on Form 10-K filed on March 30, 2000 for the year ended December 31, 1999 and incorporated herein by reference).
10.19	Amendment No. 5, dated June 20, 2000, by and among Nextel Argentina S.R.L., the Lenders named therein and The Chase Manhattan Bank as Administrative Agent (filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on August 14, 2000 for the quarter ended June 30, 2000 and incorporated herein by reference).
10.20	Stockholders Agreement, dated June 21, 1996, by and among Infocom Communications Network, Inc and the stockholders of Infocom Communications Network, Inc. (filed on July 18, 1997 as Exhibit 10.11 to the Registration Statement on Form S-4 (file no. 333-26649), as amended, originally filed on May 7, 1997 and incorporated herein by reference).
10.21	Restructuring Agreement, dated as of April 2, 1998, by and among Foodcamp Industries and Marketing, Inc., Chan Chon Siong, NII Holdings, Inc., Top Mega Enterprises Ltd. and Infocom Communications Network, Inc. (filed as Exhibit 10.26 to the Registration Statement on Form S-4 (file no. 333-55877), as amended, originally filed on June 3, 1998 and incorporated herein by reference).
10.22	Restructuring Agreement, dated as of April 2, 1998, by and among Jetcom Inc., NII Holdings, Inc., Top Mega Enterprises, Ltd. and Infocom Communications Network, Inc. (filed as Exhibit 10.28 to the Registration Statement on Form S-4 (file no. 333-55877), as amended, originally filed on June 3, 1998 and incorporated herein by reference).
10.23	Pledge Agreement, dated as of April 2, 1998, by and among Infocom Communications Network, Inc., NII Holdings, Inc., Inc. and Jetcom, Inc. (filed as Exhibit 10.29 to the Registration Statement on Form S-4 (file no. 333-55877), as amended, originally filed on June 3, 1998 and incorporated herein by reference).
10.24	Agreement, dated as of August 21, 1998, by and between ACCRA Investments Corporation and Top Mega Enterprises Ltd. (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 16, 1998 for the quarter ended September 30, 1998 and incorporated herein by reference).
10.25	Borrowing Affiliate Note, dated June 18, 1999, by and between Infocom Communications Network, Inc., as Borrowing Affiliate, and NII Holdings, Inc., as Lender (filed as Exhibit 10.35 to the Annual Report on Form 10-K filed on March 30, 2000 for the year ended December 31, 1999 and incorporated herein by reference).
††10.26	Employment Agreement, dated May 7, 1999, by and between NII Holdings, Inc. and Jose Felipe (filed as Exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 2, 2001 and incorporated herein by reference).
††10.27	NII Holdings, Inc. 1997 Stock Option Plan (filed as Exhibit 10.9 to the Annual Report on Form 10-K filed on March 30, 2000 for the year ended December 31, 1999 and incorporated herein by reference).
††10.28	Amended and Restated NII Holdings, Inc. Incentive Equity Plan (filed as Exhibit 10.9 to the Current Report on Form 8-K filed on February 22, 2001 and incorporated herein by reference).

Exhibit
Number	Description of Exhibits

†10.29	Subscriber Unit Purchase Agreement, dated as of July 23, 1999, by and between Motorola, Inc. and Comunicaciones Nextel de Mexico S.A. de C.V. (filed as Exhibit 10.37 to the Annual Report on Form 10-K filed on March 30, 2000 for the year ended December 31, 1999 and incorporated herein by reference).
†10.30	Subscriber Unit Purchase Agreement, dated July 23, 1999, by and between Motorola, Inc. and Nextel del Peru, S.A. (filed as Exhibit 10.44 to the Annual Report on Form 10-K filed on March 30, 2000 for the year ended December 31, 1999 and incorporated herein by reference).
†10.31	Subscriber Unit Purchase Agreement, dated as of August 4, 1999, by and between Motorola, Inc. and Infocom Communications Network, Inc. (filed as Exhibit 10.43 to the Annual Report on Form 10-K filed on March 30, 2000 for the year ended December 31, 1999 and incorporated herein by reference).
†10.32	Subscriber Unit Purchase Agreement, dated as of September 7, 1999, by and between Motorola Industrial LTDA and NII Holdings, Inc. (filed as Exhibit 10.39 to the Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
†10.33	Subscriber Unit Purchase Agreement, dated as of September 7, 1999, by and between Motorola, Inc. and NII Holdings, Inc. (filed as Exhibit 10.40 to the Annual Report on Form 10-K filed on March 30, 2000 for the year ended December 31, 1999 and incorporated herein by reference).
10.34	Amended and Restated Capital Subscription Agreement, dated as of May 12, 1999, by and among Nextel Argentina S.R.L., Nextel International (Argentina), Ltd. and NII Holdings, Inc. (filed as Exhibit 10.34 to the Annual Report on Form 10-K filed on March 30, 2000 for the year ended December 31, 1999 and incorporated herein by reference).
10.35	Amendment No. 1 to the Amended and Restated Capital Subscription Agreement, dated as of June 20, 2000, by and among Nextel Argentina S.R.L., Nextel International (Argentina), Ltd. and NII Holdings, Inc. (filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on August 14, 2000 for the quarter ended June 30, 2000 and incorporated herein by reference).
†10.36	Form of iDEN Infrastructure Equipment Supply Agreement dated August 14, 2000 by and between NII Holdings, Inc., Motorola, Inc. and each of Nextel Telecommunicacoes Ltda., Nextel Argentina S.R.L., Nextel de Mexico, S.A. de C.V., Nextel del Peru, S.A. and Nextel Communications Philippines, Inc. (filed as Exhibit 10.2 to the Amendment to the Current Report on Form 8-K filed on December 22, 2000 and incorporated herein by reference).
†10.37	Form of iDEN Installation Services Agreement, dated August 14, 2000 by and between NII Holdings, Inc., Motorola, Inc. and each of Nextel, Telecomunicações Ltda., Nextel Argentina S.R.L., Nextel de Mexico, S.A. de C.V., Nextel del Peru, S.A. and Nextel Communications Philippines, Inc. (filed as Exhibit 10.1 to the Amendment to the Current Report on Form 8-K filed on December 22, 2000 and incorporated herein by reference).
†10.38	Form of Amendment 001 to iDEN Infrastructure Supply Agreement, dated as of December 1, 2000, between NII Holdings, Inc., Motorola, Inc. and each of Nextel Telecommunicacoes Ltda., Nextel Argentina S.R.L., Nextel de Mexico, S.A. de C.V., Nextel del Peru, S.A. and Nextel Communications Philippines, Inc. (filed as Exhibit 10.3 to the Amendment to the Current Report on Form 8-K filed on December 22, 2000 and incorporated herein by reference).
10.39	iDEN® Infrastructure Minimum Purchase Commitment Agreement, effective as of January 1, 2001, by and between Motorola, Inc. by and through its Global Telecom Solutions Sector, Telecom Carrier Solutions Group and NII Holdings, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 22, 2001 and incorporated herein by reference).

Exhibit
Number	Description of Exhibits

10.40	Fourth Amendment to Master Equipment Financing Agreement, dated as of February 19, 2001, by and between NII Holdings, Inc. and Motorola Credit Corporation, as Administrative Agent and Collateral Agent (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on February 22, 2001 and incorporated herein by reference).
10.41	Second Amendment to Secured Loan Agreement, dated as of February 19, 2001, by and between NII Holdings, Inc. and Motorola Credit Corporation (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on February 22, 2001 and incorporated herein by reference).
10.42	First Amendment to Amended and Restated Equipment Financing Agreement, dated as of February 19, 2001, by and among McCaw International (Brazil), Ltd. and Motorola Credit Corporation (filed as Exhibit 10.4 to the Current Report on Form 8-K filed on February 22, 2001 and incorporated herein by reference).
††10.43	Employment Agreement, dated May 21, 1999, by and between NII Holdings, Inc. and Alexis Mozarovski (filed as Exhibit 10.5 to the Current Report on Form 8-K filed on February 22, 2001 and incorporated herein by reference).
*10.44	Second Amended and Restated Trademark License Agreement, dated as of February 4, 2002, by and between Nextel Communications, Inc. and NII Holdings, Inc.
††10.45	Change of Control Retention Bonus and Severance Pay Plan, dated July 14, 1999 (filed as Exhibit 10.7 to the Current Report on Form 8-K filed on February 22, 2001 and incorporated herein by reference).
††10.46	Amendment to NII Holdings, Inc. 1997 Stock Option Plan (filed as Exhibit 10.8 to the Current Report on Form 8-K filed on February 22, 2001 and incorporated herein by reference).
*10.47	Form of Amendment 002 to iDEN Infrastructure Supply Agreement, dated December 1, 2000, between NII Holdings, Inc., Motorola, Inc., and each of Comunicaciones Nextel de México, S.A. de C.V., Nextel Telecomunicacões Ltda., Nextel Argentina S.R.L., Nextel del Peru, S.A. and Nextel Communications Philippines, Inc.
*†10.48	Amendment 003 to iDEN Infrastructure Equipment Supply Agreement, dated December 7, 2001, between NII Holdings, Inc., Motorola, Inc., Nextel Argentina, S.A., Nextel Telecomunicações Ltda., Comunicaciones Nextel de México, S.A. de C.V., Nextel del Peru S.A. and Nextel Communications Philippines, Inc.
*†10.49	Amendment 001 to iDEN Subscriber Supply Agreement, effective as of January 1, 2000, among NII Holdings, Inc., Motorola, Inc. and Nextel Communications, Inc.
*†10.50	Amendment 002 to iDEN Subscriber Supply Agreement, dated February 16, 2001, between NII Holdings, Inc. and Motorola, Inc.
*†10.51	Amendment 003 to iDEN Subscriber Supply Agreement, dated December 10, 2001, between NII Holdings, Inc. and Motorola, Inc.
*21.1	Subsidiaries of NII Holdings, Inc.
*23.1	Consent of Deloitte & Touche LLP.
*24.1	Powers of Attorney.

*	Filed herewith.

†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

††	Management contract or compensatory plan or arrangement.

NII HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

NII HOLDINGS, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of
NII Holdings, Inc.

      We have audited the accompanying consolidated balance sheets of NII Holdings, Inc. and subsidiaries (NII Holdings, formerly known as Nextel International, Inc.), a substantially wholly owned subsidiary of Nextel Communications, Inc., as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed on page F-1. These consolidated financial statements and financial statement schedules are the responsibility of NII Holdings’ management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NII Holdings, Inc. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

      The accompanying consolidated financial statements for the year ended December 31, 2001 have been prepared assuming that NII Holdings will continue as a going concern. As discussed in notes 1, 2 and 3 to the consolidated financial statements, NII Holdings is in default under certain of its outstanding senior redeemable notes and bank and vendor credit facilities, which resulted in all outstanding senior redeemable notes and bank and vendor credit facilities being classified in current liabilities. Accordingly, NII Holdings’ current liabilities significantly exceed its current assets. As further discussed in note 1 to the consolidated financial statements, NII Holdings will require additional funding to continue its operations. Such conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      As discussed in note 1 to the consolidated financial statements, NII Holdings, Inc. and subsidiaries adopted the provisions of Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” in 2000.

DELOITTE & TOUCHE LLP
McLean, Virginia

March 19, 2002

NII HOLDINGS, INC. AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

CONSOLIDATED BALANCE SHEETS
As of December 31, 2001 and 2000
(in thousands)

	2001	2000

ASSETS

Current assets

Cash and cash equivalents	$250,250	$473,707

Restricted cash	84,041	145

Accounts receivable, less allowance for doubtful accounts of $24,277 and $22,163	116,819	73,178

Handset and accessory inventory	24,486	26,724

Prepaid expenses and other	75,506	86,200

Total current assets	551,102	659,954

Property, plant and equipment, net	350,001	1,070,127

Investments	—	357,610

Intangible assets, net	227,551	978,140

Other assets	115,766	127,395

	$1,244,420	$3,193,226

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities

Accounts payable	$129,800	$65,638

Accrued expenses and other	233,306	151,435

Accrued interest	58,131	44,581

Due to related parties	139,871	129,636

Current portion of long-term debt (note 3)	2,665,144	34,149

Total current liabilities	3,226,252	425,439

Long-term debt	—	2,485,134

Deferred income taxes	15,134	174,178

Deferred revenues	25,184	26,871

Total liabilities	3,266,570	3,111,622

Commitments and contingencies (notes 3, 4, 10 and 13)

Stockholders’ (deficit) equity

Series A exchangeable redeemable preferred stock, 11 and 6 shares issued and outstanding; accreted liquidation preference of $1,187,569 and $567,953	1,050,300	550,300

Common stock, class B, 271,037 shares issued, 270,382 and 271,025 shares outstanding	271	271

Paid-in capital	934,948	941,921

Accumulated deficit	(3,774,497)	(1,277,176)

Treasury stock, at cost, 655 and 12 shares	(3,275)	(62)

Deferred compensation, net	(903)	(5,173)

Accumulated other comprehensive loss	(228,994)	(128,477)

Total stockholders’ (deficit) equity	(2,022,150)	81,604

	$1,244,420	$3,193,226

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2001, 2000 and 1999
(in thousands, except per share amounts)

	2001	2000	1999

Operating revenues	$679,595	$330,209	$124,364

Operating expenses

Cost of revenues	335,548	182,160	96,199

Selling, general and administrative	443,898	280,822	191,015

Impairment, restructuring and other charges (note 2)	1,746,907	—	—

Depreciation and amortization	234,556	160,918	108,091

	2,760,909	623,900	395,305

Operating loss	(2,081,314)	(293,691)	(270,941)

Other income (expense)

Interest expense	(299,968)	(248,922)	(179,604)

Interest income	13,373	22,157	8,442

Realized (losses) gains on investments	(151,291)	239,467	—

Foreign currency transaction losses, net	(69,854)	(25,273)	(60,793)

Equity in gains (losses) of unconsolidated affiliates	9,640	(53,874)	(31,469)

Minority interest in losses of subsidiaries	—	6,504	19,314

Other (expense) income, net	(3,803)	4,635	(5,112)

	(501,903)	(55,306)	(249,222)

Loss before income tax benefit (provision)	(2,583,217)	(348,997)	(520,163)

Income tax benefit (provision)	85,896	(68,209)	17

Net loss	(2,497,321)	(417,206)	(520,146)

Accretion of series A exchangeable redeemable preferred stock to liquidation preference value	—	(61,334)	—

Loss attributable to common stockholders	$(2,497,321)	$(478,540)	$(520,146)

Loss per share attributable to common stockholders, basic and diluted	$(9.22)	$(1.93)	$(2.37)

Weighted average number of common shares outstanding	270,750	248,453	219,359

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

For The Years Ended December 31, 2001, 2000 and 1999
(in thousands)

	Series A				Class B
	Preferred Stock		Common Stock		Common Stock
							Paid-in
	Shares	Amount	Shares	Amount	Shares	Amount	Capital

Balance, January 1, 1999	1	$98,886	219,142	$396,574	—	$—	$—

Net loss	—	—	—	—	—	—	—

Other comprehensive loss, net of income tax:

Foreign currency translation adjustment	—	—	—	—	—	—	—

Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—

Total comprehensive loss

Issuance of series A exchangeable redeemable preferred stock to parent	2	200,000	—	—	—	—	—

Issuance of common stock upon exercise of stock options and accrued compensation for compensatory options	—	—	1,198	2,827	—	—	—

Balance, December 31, 1999	3	298,886	220,340	399,401	—	—	—

Net loss	—	—	—	—	—	—	—

Other comprehensive loss, net of income tax:

Foreign currency translation adjustment	—	—	—	—	—	—	—

Available-for-sale securities:

Unrealized holding gains arising during the year	—	—	—	—	—	—	—

Reclassification adjustments for gains included in net loss, net of taxes of $100,872	—	—	—	—	—	—	—

Total comprehensive loss

Issuance of series A exchangeable redeemable preferred stock to parent	8	777,985	—	—	—	—	—

Accretion of series A exchangeable redeemable preferred stock to liquidation preference value	—	61,334	—	(61,334)	—	—	—

Issuance of common stock:

Conversion of series A exchangeable redeemable preferred stock at accreted liquidation preference value	(5)	(587,905)	49,682	587,905	—	—	—

Exercise of stock options and warrants	—	—	1,015	1,725	—	—	—

Purchase of treasury stock	—	—	(12)	—	—	—	—

Deferred compensation	—	—	—	4,773	—	—	3,045

Tax benefits on exercise of stock options	—	—	—	—	—	—	6,677

Conversion of common stock to class B common stock	—	$—	(271,025)	$(932,470)	271,025	$271	$932,199

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Accumulated Other
					Comprehensive Income (Loss)

		Treasury Stock			Unrealized	Cumulative
	Accumulated			Deferred	Gain (Loss)	Translation
	Deficit	Shares	Amount	Compensation	on Investments	Adjustment	Total

Balance, January 1, 1999	$(339,824)	—	$—	$—	$(35,688)	$(24,050)	$95,898

Net loss	(520,146)	—	—	—	—	—	(520,146)

Other comprehensive loss, net of income tax:

Foreign currency translation adjustment	—	—	—	—	—	(113,539)	(113,539)

Unrealized gain on available-for-sale securities	—	—	—	—	155,370	—	155,370

Total comprehensive loss							(478,315)

Issuance of series A exchangeable redeemable preferred stock to parent	—	—	—	—	—	—	200,000

Issuance of common stock upon exercise of stock options and accrued compensation for compensatory options	—	—	—	—	—	—	2,827

Balance, December 31, 1999	(859,970)	—	—	—	119,682	(137,589)	(179,590)

Net loss	(417,206)	—	—	—	—	—	(417,206)

Other comprehensive loss, net of income tax:

Foreign currency translation adjustment	—	—	—	—	—	3,340	3,340

Available-for-sale securities:

Unrealized holding gains arising during the year	—	—	—	—	28,284	—	28,284

Reclassification adjustments for gains included in net loss, net of taxes of $100,872	—	—	—	—	(142,194)	—	(142,194)

Total comprehensive loss							(527,776)

Issuance of series A exchangeable redeemable preferred stock to parent	—	—	—	—	—	—	777,985

Accretion of series A exchangeable redeemable preferred stock to liquidation preference value	—	—	—	—	—	—	—

Issuance of common stock:

Conversion of series A exchangeable redeemable preferred stock at accreted liquidation preference value	—	—	—	—	—	—	—

Exercise of stock options and warrants	—	—	—	—	—	—	1,725

Purchase of treasury stock	—	12	(62)	—	—	—	(62)

Deferred compensation	—	—	—	(5,173)	—	—	2,645

Tax benefits on exercise of stock options	—	—	—	—	—	—	6,677

Conversion of common stock to class B common stock	$—	—	$—	$—	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

F-5

NII HOLDINGS, INC. AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

For The Years Ended December 31, 2001, 2000 and 1999
(in thousands)

	Series A				Class B
	Preferred Stock		Common Stock		Common Stock
							Paid-in
	Shares	Amount	Shares	Amount	Shares	Amount	Capital

Balance, December 31, 2000	6	$550,300	—	$—	271,025	$271	$941,921

Net loss	—	—	—	—	—	—	—

Other comprehensive loss, net of income tax:

Foreign currency translation adjustment	—	—	—	—	—	—	—

Available-for-sale securities:

Unrealized holding losses arising during the year	—	—	—	—	—	—	—

Reclassification adjustments for losses included in net loss, net of taxes of $0	—	—	—	—	—	—	—

Total comprehensive loss

Issuance of series A exchangeable redeemable preferred stock to parent	5	500,000	—	—	—	—	—

Purchase of treasury stock	—	—	—	—	(643)	—	—

Deferred compensation and other	—	—	—	—	—	—	(6,973)

Balance, December 31, 2001	11	$1,050,300	—	$—	270,382	$271	$934,948

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Accumulated Other
					Comprehensive Income (Loss)

		Treasury Stock			Unrealized	Cumulative
	Accumulated			Deferred	Gain (Loss)	Translation
	Deficit	Shares	Amount	Compensation	on Investments	Adjustment	Total

Balance, December 31, 2000	$(1,277,176)	12	$(62)	$(5,173)	$5,772	$(134,249)	$81,604

Net loss	(2,497,321)	—	—	—	—	—	(2,497,321)

Other comprehensive loss, net of income tax:

Foreign currency translation adjustment	—	—	—	—	—	(94,745)	(94,745)

Available-for-sale securities:

Unrealized holding losses arising during the year	—	—	—	—	(197,859)	—	(197,859)

Reclassification adjustments for losses included in net loss, net of taxes of $0	—	—	—	—	192,087	—	192,087

Total comprehensive loss							(2,597,838)

Issuance of series A exchangeable redeemable preferred stock to parent	—	—	—	—	—	—	500,000

Purchase of treasury stock	—	643	(3,213)	—	—	—	(3,213)

Deferred compensation and other	—	—	—	4,270	—	—	(2,703)

Balance, December 31, 2001	$(3,774,497)	655	$(3,275)	$(903)	$—	$(228,994)	$(2,022,150)

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2001, 2000 and 1999
(in thousands)

	2001	2000	1999

Cash flows from operating activities:

Net loss	$(2,497,321)	$(417,206)	$(520,146)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of debt financing costs and accretion of senior redeemable notes	187,302	137,633	133,019

Depreciation and amortization	234,556	160,918	108,091

Provision for losses on accounts receivable	40,902	16,115	33,219

Foreign currency transaction losses, net	69,854	25,273	60,793

Equity in (gains) losses of unconsolidated affiliates	(9,640)	53,874	31,469

Minority interest in losses of subsidiaries	—	(6,504)	(19,314)

Asset impairment charges	1,741,007	—	8,950

Realized losses (gains) on investments	151,291	(239,467)	—

Deferred income tax (benefit) provision	(131,005)	88,538	(24)

Stock-based compensation	(17)	2,645	829

Other, net	5,848	(3,737)	—

Change in assets and liabilities, net of effects from acquisitions:

Accounts receivable	(80,339)	(58,733)	(21,013)

Handset and accessory inventory	1,466	(11,193)	15,729

Prepaid expenses and other assets	1,631	(51,962)	(3,640)

Accounts payable, accrued expenses and other	152,464	92,040	8,207

Net cash used in operating activities	(132,001)	(211,766)	(163,831)

Cash flows from investing activities:

Capital expenditures	(644,977)	(368,732)	(144,976)

Payments for acquisitions, purchases of licenses and other	(35,183)	(409,152)	(38,406)

Payments for investments in and advances to affiliates, net	—	(1,582)	—

Net proceeds from sale of available-for-sale securities	139,080	—	—

Net proceeds from sale of unconsolidated affiliate	3,500	—	—

Purchase of short-term investments	—	(154,374)	—

Proceeds from maturities and sales of short-term investments	—	154,374	—

Other	1,390	784	(1,933)

Net cash used in investing activities	(536,190)	(778,682)	(185,315)

Cash flows from financing activities:

Proceeds from issuance of series A exchangeable redeemable preferred stock to parent	500,000	692,686	200,000

Issuance of debt securities	—	641,043	—

Borrowings under long-term credit facilities and other	—	56,650	132,924

Repayments under long-term credit facilities and other	(34,149)	(34,440)	(16,198)

Increase in restricted cash	(26,524)	(145)	—

Borrowings from parent, net	9,899	13,867	8,847

Purchase of treasury stock	(3,213)	(62)	—

Capital contributions from minority stockholders	—	6,223	17,035

Debt financing costs	—	(16,753)	—

Proceeds from exercise of stock options and warrants	—	1,725	1,997

Net cash provided by financing activities	446,013	1,360,794	344,605

Effect of exchange rate changes on cash and cash equivalents	(1,279)	3,333	(16,547)

Net (decrease) increase in cash and cash equivalents	(223,457)	373,679	(21,088)

Cash and cash equivalents, beginning of year	473,707	100,028	121,116

Cash and cash equivalents, end of year	$250,250	$473,707	$100,028

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Operations and Significant Accounting Policies

      Operations. NII Holdings, formerly known as Nextel International, Inc., is an indirect, substantially wholly owned subsidiary of Nextel Communications, Inc. We provide wireless communications services targeted at meeting the needs of business customers in selected international markets. We are designing our digital wireless networks to support multiple wireless services, including:

•	digital mobile telephone service, including advanced calling features such as speakerphone, conference calling, voice-mail, call forwarding and additional line service;

•	Nextel Direct Connect® service, which allows subscribers in the same country to contact each other instantly, on a private one-to-one call or on a group call;

•	Internet services, mobile messaging services, e-mail and Java™ enabled business applications, which are marketed as “Nextel OnlineSM” services; and

•	international roaming capabilities, which are marketed as “Nextel WorldwideSM”.

      Our principal operations are in major business centers and related transportation corridors of Mexico, Brazil, Argentina and Peru. We also provide analog specialized mobile radio services in Chile. In addition, as of December 31, 2001, we owned, directly and indirectly, a 59.1% interest in a digital mobile services provider in the Philippines.

      In view of the capital constrained environment and our lack of funding sources, during the fourth quarter of 2001, we undertook an extensive review of our business plan and determined to pursue a less aggressive growth strategy that targets conservation of cash resources by slowing enhancement and expansion of our networks and reducing subscriber growth and operating expenses. We cannot be sure that we will be successful in achieving our cash conservation targets. Even if we are successful in implementing our revised business plan, we will require additional funding to continue our operations beyond the third quarter of 2002. There can be no assurance that we will be successful in raising sufficient additional funds to finance our operations on a timely basis or at all. In connection with the implementation of this plan and our decision to discontinue funding to our Philippine operating company, during 2001 we recorded non-cash pre-tax impairment charges of $1,741.0 million in accordance with Statement of Financial Accounting Standards, or SFAS, No. 121 and pre-tax restructuring and other charges of $5.9 million during 2001. See note 2, “Impairment, Restructuring and Other Charges.”

      Since debt service payments are a significant portion of our current and future commitments and because we do not believe that funds generated from our operating activities or realistically available from other sources will be sufficient to meet our expected commitments, we have been reviewing various alternatives to restructure our outstanding indebtedness. We are currently in discussions with our various creditors regarding the restructuring of our debt obligations. If we are unable to obtain additional funding and negotiate a successful debt restructuring, we may have to further write-down assets, sell strategic assets, reorganize under Chapter 11 of the United States Bankruptcy Code or take other measures, which could include liquidation of our assets. We have retained the investment banking firm of Houlihan Lokey Howard and Zukin Capital to assist us in exploring various strategic alternatives.

      Going Concern. A fundamental principle of the preparation of financial statements in accordance with accounting principles generally accepted in the United States is the assumption that an entity will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business. This principle is applicable to all entities except for entities in liquidation or entities for which liquidation appears imminent. In accordance with this requirement, our policy is to prepare our consolidated financial statements on a going concern basis unless we intend to liquidate or have no other alternative but to liquidate. As a result of our defaults under some of our senior redeemable notes and bank credit facilities

NII HOLDINGS, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.  Summary of Operations and Significant Accounting Policies — (Continued)

and cross-default provisions included in all of our senior redeemable notes and bank and vendor credit facilities, our current liabilities significantly exceed our current assets, raising substantial doubt about our ability to continue as a going concern. While we have prepared our financial statements on a going concern basis, if we are unable to successfully restructure our debt and do not receive additional funding, our ability to continue as a going concern will be impacted. Therefore, we may not be able to realize our assets and settle our liabilities in the ordinary course of business. While we have written down the carrying values of our long lived assets in accordance with SFAS No. 121, our consolidated financial statements do not reflect any adjustments that might specifically result from the outcome of this uncertainty or our debt restructuring activities.

      Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the inherent uncertainty involved in making those estimates, actual results to be reported in future periods could differ from those estimates.

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

      Principles of Consolidation. The consolidated financial statements include the accounts of NII Holdings, Inc. and our majority owned subsidiaries. Our decision to consolidate an entity is based on our direct and indirect ownership of a majority interest in the entity. While we owned a direct and indirect majority interest in all of our operating companies as of December 31, 2001, as a result of our defaults under our debt obligations, lenders under the affected facilities are each free to pursue the respective remedies available to them, including, in the case of our vendor and bank financing facilities, seizing our pledged stock of our operating companies. See note 3 for more information about our defaults. We have eliminated all significant intercompany transactions and balances in consolidation. Our majority owned subsidiaries consist of:

	Effective
	Ownership as of
	December 31,

	2001	2000

Comunicaciones Nextel de México, S.A. de C.V	100.0%	100.0%

Nextel Argentina S.R.L	100.0%	100.0%

Nextel Telecomunicações Ltda. (Brazil)	100.0%	100.0%

Nextel del Peru, S.A	100.0%	100.0%

Comunicaciones Multikom Limitada (Chile)	100.0%	100.0%

Centennial Cayman Corporation Chile Limitada	100.0%	100.0%

Nextel Communications Philippines, Inc.	59.1%	51.1%

      We refer to our majority owned subsidiaries with reference to the countries in which they operate, such as Nextel Argentina, Nextel Brazil, Nextel Mexico, Nextel Peru and Nextel Philippines.

NII HOLDINGS, INC. AND SUBSIDIARIES
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

      The accounts of our consolidated foreign subsidiaries are presented utilizing accounts as of a date one month earlier than the accounts of our U.S. subsidiaries to ensure timely reporting of consolidated results.

      Foreign Currency. Results of operations for our non-U.S. subsidiaries and affiliates are translated from the designated functional currency to the U.S. dollar using average exchange rates during the period, while assets and liabilities are translated at the exchange rate in effect at the reporting date. Resulting gains or losses from translating foreign currency financial statements are reported as other comprehensive (loss) income.

      During 2001 and 1999, the Brazilian currency, the real, significantly decreased in value relative to the U.S. dollar. As a result, we recorded a pre-tax charge of about $62.5 million for 2001 and $57.0 million for 1999 in our consolidated statements of operations, related to foreign currency transaction losses associated with our Brazilian operations. In addition, during 2001 and 1999 we recorded negative translation adjustments of about $114.9 million and $126.5 million as other comprehensive loss in stockholders’ (deficit) equity based on the applicable exchange rates.

      The effects of changes in exchange rates associated with U.S. dollar denominated intercompany loans to our foreign subsidiaries that are of a long-term investment nature are reported as part of the cumulative foreign currency translation adjustment in our consolidated financial statements.

      In August 2001, we determined that a portion of the U.S. dollar denominated intercompany loans to Nextel Brazil are of a long-term investment nature. Impacts of changes in the Brazilian real to the U.S. dollar exchange rate on the portion of the loans determined to be long-term are now reported as part of the cumulative foreign currency translation adjustment in our consolidated financial statements. Prior to August 2001, the effects of changes in exchange rates on all intercompany loans to Nextel Brazil were reported as foreign currency transaction (losses) gains, net in our consolidated statements of operations.

      Cash and Cash Equivalents. We consider all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. A portion of our cash and cash equivalents held by Nextel Brazil and Nextel Argentina is not available to fund any of the cash needs of NII Holdings or any of our other subsidiaries due to debt covenants contained in agreements related to those operations. The portion of our cash and cash equivalents limited for use in Nextel Brazil and Nextel Argentina was $22.3 million at December 31, 2001 and $37.1 million at December 31, 2000.

      Restricted Cash. Restricted cash represents cash that we placed in escrow to fund some debt obligations, which is not available to fund any of the other cash needs of NII Holdings or any of our subsidiaries.

NII HOLDINGS, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.  Summary of Operations and Significant Accounting Policies — (Continued)

      Supplemental Cash Flow Information.

	Year Ended December 31,

	2001	2000	1999

	(in thousands)

Capital expenditures

Cash paid for capital expenditures, including capitalized interest	$644,977	$368,732	$144,976

Change in capital expenditures accrued and unpaid or financed, including accreted interest capitalized	22,854	225,205	38,901

	$667,831	$593,937	$183,877

Interest costs

Interest expense	$299,968	$248,922	$179,604

Interest capitalized	42,927	26,513	10,434

	$342,895	$275,435	$190,038

Acquisitions

Fair value of assets acquired	$—	$603,876	$—

Less liabilities assumed	—	(95,866)	—

Less cash acquired	—	(3,468)	—

	$—	$504,542	$—

Cash paid for interest	$142,043	$82,131	$19,510

Cash paid for income taxes	$2,785	$1,780	$2,624

Cash received from sales placed directly into escrow	$57,372	$—	$—

Credit for equipment purchases received in exchange for sale of ownership interest in NEXNET	$6,500	$—	$—

Borrowings under long-term credit facilities to fund debt financing costs	$—	$—	$2,575

      Prepaid Expenses and Other. Prepaid expenses and other include refundable value added taxes of $20.7 million at December 31, 2001 and $35.8 million at December 31, 2000.

      Handset and Accessory Inventory. We value handsets and accessories at the lower of cost or market. We determine cost by the weighted average method. We expense handset costs in excess of the revenue generated from the handset sales, which we refer to as handset subsidies, at the time of sale. We do not recognize the expected handset subsidy prior to the point of sale because we expect to recover the handset subsidy through service revenues. See “Customer Related Direct Costs” below for additional information.

      Property, Plant and Equipment. We record property, plant and equipment, including improvements that extend useful lives, at cost, while maintenance and repairs are charged to operations as incurred. We calculate depreciation using the straight-line method based on estimated useful lives of 3 to 20 years for digital mobile network equipment and software and 3 to 10 years for office equipment, furniture and

NII HOLDINGS, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.  Summary of Operations and Significant Accounting Policies — (Continued)

fixtures, and other. We amortize leasehold improvements over the shorter of the lease terms or the useful lives of the improvements.

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

      We periodically review the depreciation method, useful lives and estimated salvage value of our property, plant and equipment and revise those estimates if current estimates are significantly different from previous estimates.

      Investments. We classify investments in marketable equity securities as available-for-sale as of the balance sheet date and report them at fair value. We record unrealized gains and losses, net of income tax, as other comprehensive (loss) income. We report realized gains or losses, as determined on a specific identification basis, and other-than-temporary declines in value, if any, on available-for-sale securities in realized (losses) gains on investments. We record investments in privately held companies at cost, adjusted for other-than-temporary declines in value, if any, because they do not have readily determinable fair values.

      We assess declines in the value of individual investments to determine whether the decline is other-than-temporary and thus the investment is impaired. We make this assessment by considering available evidence, including changes in general market conditions, specific industry and individual company data, the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the individual company and our intent and ability to hold the investment.

      Intangible Assets. We amortize our intangible assets using the straight-line method over the estimated period benefited. We amortize all of our licenses and goodwill over their estimated useful lives of 20 years. In the countries in which we operate, licenses are customarily issued conditionally for specified periods of time. The licenses are generally renewable provided the licensee has complied with applicable rules and policies. We intend to comply and believe we have complied with these standards in all material respects.

      We amortize our debt financing costs as interest expense over the term of the underlying obligations. We amortize customer lists, which we generally acquire through business combinations and which may include both digital and analog customers, over their respective estimated useful lives, generally two years.

      Valuation of Long-Lived Assets. We review long-lived assets such as property, plant and equipment, identifiable intangibles and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss, if any, is recognized for the difference between the fair value and carrying value of the asset. See note 2, “Impairment, Restructuring and Other Charges,” for a description of asset impairment charges recognized during 2001.

      Revenue Recognition. Operating revenues primarily consist of wireless service revenues and revenues generated from the sale of digital handsets and accessories. Service revenues primarily include fixed monthly access charges for digital mobile telephone, digital two-way radio and other services and variable charges for airtime and digital two-way radio usage in excess of plan minutes and long-distance charges derived from calls placed by our customers.

NII HOLDINGS, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.  Summary of Operations and Significant Accounting Policies — (Continued)

      We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts. We recognize excess usage and long-distance revenue at contractual rates per minute as minutes are used. We recognize revenue from accessory sales when title passes upon delivery of the accessory to the customer. We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimable losses.

      We recognize revenue from handset sales on a straight-line basis over the expected customer relationship periods of up to four years, starting when the customer has taken title. Our wireless service is essential to the functionality of our handsets due to the fact that the handsets can, with very limited exceptions, only be used on our digital mobile networks. Accordingly, this multiple element arrangement is not accounted for separately.

      In January 2000, we changed our revenue and handset cost recognition policy in accordance with Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements.” Under the prior method of accounting, we recognized sales and the related costs of handsets sold when title passed to the customer. We accounted for the adoption of SAB No. 101 as a change in accounting principle effective January 1, 2000, and therefore did not restate the 1999 financial statements for the change in accounting policies related to our handset sales and cost of handset sales. This accounting change had no impact loss attributable to common stockholders or related per share amounts for any period. Had we adopted SAB No. 101 effective January 1, 1999, operating revenues would have been $117.0 million and cost of revenues would have been $88.9 million for the year ended December 31, 1999. As a result of our adoption of SAB No. 101, we recognized revenues from digital handset sales and equal amounts of cost of revenues during the following periods that are attributable to handset sales previously reported prior to 2000 as follows:

	2001	2000

	(in thousands)

Year ended December 31	$8,387	$14,357

      Customer Related Direct Costs. We recognize the costs of handset sales over the expected customer relationship periods of up to four years in amounts equivalent to the revenues recognized from handset sales. Other customer related costs in excess of the revenue generated from handset sales, such as handset subsidies, commissions, and fulfillment costs, are expensed at the time of sale as these amounts currently exceed the minimum contractual revenues. Minimum contractual revenues are currently limited to the revenue generated from handset sales as our history of enforcing cancellation fee provisions where contracts exist with terminating customers is insufficient.

      Stock-based Compensation. We account for stock-based compensation for employees and non-employee members of our board of directors in accordance with Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation.” Under APB Opinion No. 25, compensation expense is based on the intrinsic value on the measurement date, calculated as the difference between the fair value of the common stock and the relevant exercise price. We account for stock-based compensation to non-employees at fair value using a Black-Scholes option pricing model in accordance with the provisions of SFAS No. 123 and other applicable accounting principles.

NII HOLDINGS, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.  Summary of Operations and Significant Accounting Policies — (Continued)

      Advertising Costs. We expense costs related to advertising and other promotional expenditures as incurred. Advertising costs totaled about $51.2 million during 2001, $31.1 million during 2000 and $23.3 million during 1999.

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

      Loss per Share Attributable to Common Stockholders, Basic and Diluted. Basic loss per share attributable to common stockholders includes no dilution and is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share attributable to common stockholders reflects the potential dilution of securities that could share in our earnings. As presented, our basic and diluted loss per share attributable to common stockholders is based on the weighted average number of common shares outstanding during the period and does not include other potential common shares, including shares issuable upon exercise of options, warrants or conversion rights, since their effect would be antidilutive to our losses. Our weighted average number of common shares outstanding reflects the effect of the 4-for-1 and 3-for-2 common stock splits described in note 11.

      Reclassifications. We have reclassified some prior period amounts to conform to our current year presentation.

      Concentrations of Risk. Substantially all of our revenues are generated from our operations located in Brazil, Argentina, Mexico, and Peru. Regulatory entities in each country regulate the licensing, construction, acquisition, ownership and operation of our digital mobile networks, and certain other aspects of our business, including the rates we charge our customers. Changes in the current telecommunications statutes or regulations in any of these countries could adversely affect our business. In addition, as of December 31, 2001, about $912.0 million of our assets are located in Brazil, Argentina, Mexico, Peru and the Philippines. Political and economic developments in any of these countries could impact the recoverability of our assets.

      Motorola is currently our sole source for the digital mobile network equipment, software and handsets used throughout our markets. If Motorola fails to deliver system infrastructure, handsets or necessary technology improvements and enhancements on a timely, cost-effective basis, we may not be able to adequately service our existing customers or add new customers. We expect to rely principally on Motorola or its licensees for the manufacture of our handsets and a substantial portion of the equipment necessary to construct, enhance and maintain our digital mobile networks for the next several years.

      New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board, or FASB, issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that all derivatives be recognized on our balance sheet as either assets or liabilities and measured at fair value. Additionally, it requires that changes in the derivative instrument’s fair value be recognized in our statement of operations unless specific hedge accounting criteria are met. Effective January 1, 2001, we adopted SFAS No. 133. With respect to derivative instruments embedded in other

NII HOLDINGS, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.  Summary of Operations and Significant Accounting Policies — (Continued)

contracts, we applied SFAS No. 133 to all contracts issued, acquired or substantively modified after December 31, 1998. The adoption of SFAS No. 133 did not have a material impact on our financial position or results of operations.

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” which addresses the accounting and reporting for business combinations and broadens the criteria for recording intangible assets separate from goodwill. On July 1, 2001, we adopted SFAS No. 141, which eliminates the pooling of interest method and requires us to use the purchase method of accounting for all business combinations initiated after June 30, 2001.

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized but to be tested for impairment at least annually. Intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization and nonamortization provisions of SFAS No. 142 were applicable to all goodwill and intangible assets acquired after June 30, 2001. Effective January 1, 2002, we began applying the provisions of SFAS No. 142 to all goodwill and intangible assets recognized on our financial statements at that date. Goodwill amortization was $8.6 million for the year ended December 31, 2001. The adoption of SFAS No. 142 on January 1, 2002 did not have a material impact on our financial position or results of operations since we have no goodwill as of December 31, 2001.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. It also broadens the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on our financial position or results of operations.

2.  Impairment, Restructuring and Other Charges

      Third Quarter Impairment Charges. During the third quarter of 2001, following our review of the economic conditions, operating performance and other relevant factors in the Philippines, we decided to discontinue funding to Nextel Philippines. As a result, we performed an assessment of the carrying values of the long-lived assets related to Nextel Philippines, including property, plant and equipment, intangible assets and other long-lived assets, in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

      SFAS No. 121 requires that long-lived assets to be held and used be reviewed for impairment on the basis of undiscounted future cash flows before interest and that those assets be grouped at the lowest level for which there are independent identifiable cash flows. To perform our review, we grouped all of the long-lived assets of Nextel Philippines together. Our review indicated that the assets related to Nextel Philippines were impaired because the estimated undiscounted future cash flows were less than the carrying values of the assets reviewed.

      To estimate fair value of the long-lived assets related to Nextel Philippines, we used a market value-based approach as reviewed and determined to be reasonable by an independent appraiser. Based on the results of the market-based approach, we estimated the fair value of the long-lived assets related to Nextel Philippines to be about $15.2 million. As a result, during the third quarter of 2001 we wrote-down the carrying values of our long-lived assets related to Nextel Philippines to their estimated fair market values and recorded a $147.1 million pre-tax impairment charge.

NII HOLDINGS, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  Impairment, Restructuring and Other Charges — (Continued)

      Fourth Quarter Impairment Charges. As a result of the capital constrained environment and our lack of funding sources, during the fourth quarter of 2001, we undertook an extensive review of our business plan and determined to pursue a less aggressive growth strategy that targets conservation of cash resources by slowing enhancement and expansion of our networks and reducing subscriber growth and operating expenses. We have retained an investment banking firm to assist us in studying various strategic alternatives.

      Our revised business plan pursues a less aggressive growth strategy and reflects currently anticipated available sources of funding. Our revised business plan includes capital expenditures necessary to continue to selectively build out some of our digital mobile networks, but at slower rates. We are currently in discussions with our various lenders regarding the restructuring of our debt obligations. We have been advised by Nextel Communications that it is reviewing a possible investment of up to $250.0 million. The revised business plan contemplates the restructuring of our outstanding indebtedness, the receipt of this $250.0 million of capital funding to finance capital expenditures and some operating expenses, and the continued availability of short-term handset financing. However, any additional sources of funding may only become available under specific conditions, which have not been, and may never be, satisfied. Therefore, we cannot be sure that we will receive the capital funding or the handset financing on acceptable terms, or at all.

      Under our revised business plan, we intend to focus substantially all of our available funding towards continuing the growth of Nextel Mexico’s operations. We made this decision based on Nextel Mexico’s operating performance, future prospects and economic conditions in Mexico, as well as other relevant factors. We plan to provide substantially less funding to our other markets, including Brazil, Argentina and Peru. Further, during the fourth quarter of 2001, we began exploring the possibility of selling Nextel Philippines. Our primary objectives with respect to our markets other than Mexico are to minimize operating costs and capital expenditures and maximize cash resources and segment earnings.

      In connection with the implementation of our revised business plan, we reviewed the long-lived assets, including property, plant and equipment, intangible assets and other long-term assets, held by each of our operating companies in accordance with SFAS No. 121. Since our receipt of additional funding is uncertain, we did not consider in our analysis the future cash flows expected to be generated by any additional funding. Our analysis indicated that all of the long-lived assets held by each of our operating companies were impaired, primarily due to our curtailed growth projections.

      With the assistance of an independent appraiser, we estimated the fair values of the long-lived assets held by our operating companies. Due to our unique wireless technology and specific spectrum holdings, comparable market prices are not readily available. As a result, fair values were derived primarily from the estimated discounted cash flows from future operations; however, we also took into consideration market-based valuations of Latin American wireless telecommunications companies to corroborate the results from the discounted cash flows approach. Our determination of fair value required us to make estimates and assumptions that significantly affect the reported amounts of long-lived assets at December 31, 2001 and the resulting impairment charges. These estimates and assumptions primarily include, but are not limited to, estimates of future cash flows, discount rates, growth rates and terminal values. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. The following describes the general methods and assumptions used to determine fair value:

      Discounted Cash Flows Approach: To determine fair value, we discounted the cash flows included in our revised business plan. The discount rates used represent our estimated weighted average cost of capital

NII HOLDINGS, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  Impairment, Restructuring and Other Charges — (Continued)

in each market, which reflects the overall level of inherent risk involved in our Latin American operations and the rate of return an outside investor would expect to earn.

      To estimate cash flows beyond the final year of our business plan, we used a terminal value approach. Under this approach, we used estimated earnings before interest, taxes, depreciation and amortization, or EBITDA, in the final year of our business plan and applied multiples to determine the terminal value in each market. For each market, we incorporated the present values of the resulting terminal values into our estimates of fair value. The discount rates, EBITDA multiples and long-term growth rates used in our discounted cash flows approach were reviewed and determined to be reasonable by an independent appraiser.

      Market-Based Approach: To corroborate the results of the discounted cash flows approach, we also estimated the fair values of our long-lived assets using a market-based approach. We obtained estimates of total subscribers, total revenues, total EBITDA and enterprise values, defined as the market value of equity plus net long-term debt, of similar companies in our markets. We compared three measures of fair value to our operating companies: enterprise value per EBITDA, enterprise value per revenues and enterprise value per subscribers. The results of comparing these measures to our operating companies after making adjustments to arrive at estimated fair value of our long-lived assets were similar to the results derived from using the discounted cash flows approach. This approach was also reviewed and determined to be reasonable by an independent appraiser.

      In consultation with our outside financial advisors and an independent appraiser, we determined that the most appropriate valuation approach is based on discounted cash flows. Using the results from this approach, during the fourth quarter of 2001, we wrote-down the carrying values of the long-lived assets held by our operating companies to their estimated fair market values and recorded pre-tax impairment charges of about $1,593.9 million. We did not make any adjustments to depreciation expense recorded during the year ended December 31, 2001. The net book value of the impaired assets of $541.2 million has become the new cost basis as of December 31, 2001. We will depreciate the new cost basis of the long-lived assets over their estimated remaining useful lives.

      Restructuring and Other Charges. In connection with the fourth quarter implementation of our revised business plan, Nextel Brazil and Nextel Philippines restructured their operations to align their objectives with our less aggressive growth strategy. The restructurings included reductions to their workforces and cancellations of contracts that had been required to sustain their earlier growth expectations. As a result of these restructurings, Nextel Brazil recorded a $0.8 million restructuring charge, and Nextel Philippines recorded a $3.4 million restructuring charge. In addition, we wrote-off $1.0 million related to an information technology development project that was abandoned in connection with our revised business plan. As of December 31, 2001, we had $0.4 million of restructuring charges recorded in accrued expenses and other.

      During the fourth quarter of 2001, we retained an investment banking firm and a law firm to assist us in exploring various strategic alternatives. We incurred about $0.7 million in other costs related to these initiatives.

NII HOLDINGS, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  Impairment, Restructuring and Other Charges — (Continued)

      Total impairment, restructuring and other charges recorded during 2001 are as follows:

	Impairment	Restructuring	Other	Total
	Charges	Charges	Charges	Charges

	(in thousands)

Argentina	$262,541	$—	$—	$262,541

Brazil	678,672	768	—	679,440

Chile	31,953	—	—	31,953

Mexico	433,945	—	—	433,945

Peru	171,590	—	—	171,590

Philippines	162,306	3,437	—	165,743

Corporate	—	1,025	670	1,695

Total	$1,741,007	$5,230	$670	$1,746,907

      During the first quarter of 2002, Nextel Argentina, Nextel Brazil and our corporate headquarters restructured their operations, which included reductions in workforces. We anticipate that we will record a restructuring charge related to these actions in the first quarter of 2002.

3.  Debt

	December 31,

	2001	2000

	(dollars in thousands)

13.0% senior redeemable discount notes due 2007, net of unamortized discount of $45,988 and $155,791	$905,475	$795,672

12.125% senior serial redeemable discount notes due 2008, net of unamortized discount of $102,533 and $172,237	627,467	557,763

12.75% senior serial redeemable notes due 2010, net of unamortized discount of $8,262 and $8,765	641,738	641,235

International Motorola Equipment Financing Facility, interest payable semiannually at an adjusted rate calculated based on 2.5% over the U.S. prime rate or 5.0% over LIBOR (8.71% to 11.21% — 2001; 11.17% to 11.93% — 2000)	225,000	225,000

International Motorola Incremental Equipment Financing Facility, interest payable quarterly at an adjusted rate calculated based on 2.5% over the U.S. prime rate or 5.0% over LIBOR (7.25% to 10.50% — 2001; 12.00% — 2000)	56,650	56,650

Brazil Motorola Equipment Financing Facility, interest payable semiannually at an adjusted rate calculated based on 2.5% over the U.S. prime rate or 4.63% over LIBOR (8.34% to 10.84% — 2001; 10.80% to 11.56% — 2000)	100,000	100,000

Argentina Credit Facility, interest payable quarterly at adjustable rates calculated either based on the Adjusted Base Rate (ABR) or the Eurodollar rate (7.63% to 11.50% — 2001; 11.69% — 2000)	72,222	94,445

Motorola Argentina Incremental Facility, interest payable quarterly at adjusted rates calculated either based on the ABR or the Eurodollar rate (7.63% to 11.50% — 2001; 11.69% — 2000)	36,112	47,222

Other	480	1,296

Total debt	2,665,144	2,519,283

Less current portion	(2,665,144)	(34,149)

	$—	$2,485,134

NII HOLDINGS, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.  Debt — (Continued)

      On December 31, 2001 we failed to make a scheduled principal payment of $8.3 million to the lenders under our $108.3 million Argentina credit facilities. On February 1, 2002 we failed to make our scheduled $41.4 million interest payment under our 12.75% senior serial redeemable notes due 2010. As a result of these events of default and cross-default provisions contained in our senior redeemable notes, the entire balance of unpaid principal under our 12.75% senior serial redeemable notes is subject to being declared immediately due and payable together with accrued interest. In addition, the entire balance of unpaid principal under our 13.0% senior redeemable discount notes due 2007 and our 12.125% senior serial redeemable notes due 2008 is subject to being declared immediately due and payable, together with accrued interest, thirty days after an acceleration has been declared under any of our other significant indebtedness, which is currently in default. No such acceleration has yet occurred. As a result of these events of default and cross default provisions contained in our debt arrangements, our entire debt balance is subject to being declared immediately due and payable. We have therefore classified all of our debt in current liabilities.

      As discussed below, some of our debt facilities are secured by pledges of the stock of all of our operating subsidiaries or by a first priority lien on some of their assets. Our lenders are currently free to pursue these or any of their remedies under our agreements as described below. We are in discussions with our various creditors regarding the restructuring of our debt obligations.

Senior Redeemable Notes

      13.0% Senior Redeemable Discount Notes due 2007. In March 1997, we completed the sale of 951,463 units, generating $482.0 million in net proceeds. Each unit was comprised of a 13.0% senior discount note due 2007 with a principal due at maturity of $1,000 and one warrant to purchase about 2.3 shares of our class B common stock at an exercise price of $1.67 per share. The warrants expire April 15, 2007. Cash interest on the 13.0% senior discount notes does not accrue until April 15, 2002, and then is payable semiannually beginning October 15, 2002 at a rate of 13.0% per year. Upon a change of control, as defined in the indenture for these notes, we must make an offer to repurchase all of the outstanding 13.0% senior redeemable discount notes at 101.0% of their accreted value on the date of purchase, plus accrued and unpaid interest, if any, to the date of repurchase. The notes are senior unsecured indebtedness and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness.

      12.125% Senior Serial Redeemable Discount Notes due 2008. In March 1998, we completed the sale of $730.0 million in principal amount at maturity of our 12.125% senior serial redeemable discount notes due 2008, generating about $387.0 million in net cash proceeds. Cash interest does not accrue until April 15, 2003, and then is payable semiannually beginning October 15, 2003 at a rate of 12.125% per year. Upon a change of control, as defined in the indenture for these notes, we must make an offer to repurchase all of the outstanding 12.125% senior serial redeemable discount notes at 101.0% of their accreted value on the date of purchase, plus accrued and unpaid interest, if any, to the date of repurchase. The notes are senior unsecured indebtedness and rank equal in right of payment with all our other unsubordinated, unsecured indebtedness.

      12.75% Senior Serial Redeemable Notes due 2010. In August 2000, we completed the sale of $650.0 million aggregate principal amount of our 12.75% senior serial redeemable notes due 2010, generating about $623.8 million in net cash proceeds. Cash interest is payable semiannually at a rate of 12.75% per year. We were required to make an interest payment on February 1, 2002, however we did not make this payment. Upon a change of control, as defined in the indenture for these notes, we must make an offer to repurchase all of the outstanding 12.75% senior serial redeemable discount notes at 101.0% of their accreted value on the date of purchase, plus accrued and unpaid interest, if any, to the date of

NII HOLDINGS, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.  Debt — (Continued)

repurchase. The notes are senior unsecured indebtedness and rank equal in right of payment with all our other unsubordinated unsecured indebtedness. On February 1, 2002, we failed to make a scheduled $41.4 million interest payment under these notes. As a result, the entire balance of unpaid principal is subject to being declared immediately due and payable together with accrued interest.

Bank and Vendor Credit Facilities

      As of December 31, 2001, there were no amounts available for borrowing under our bank and vendor credit facilities.

      International Motorola Equipment Financing Facility. In February 1999, we entered into an equipment financing facility with Motorola Credit Corporation providing for $225.0 million of secured term loans primarily used to finance the cost of qualifying purchases of digital mobile network equipment and related services. As permitted by this facility, we used a portion of the available funds to repay all our previously outstanding long-term debt of Nextel Philippines. Our operating companies in Mexico, Peru, the Philippines and Japan were eligible borrowers under this facility. This facility was subsequently amended on February 19, 2001 to, among other things, limit eligible borrowers under the facility to our operating companies in Mexico, Peru and the Philippines. Amounts borrowed under this facility were originally payable in eight equal semiannual installments beginning June 30, 2001 and maturing December 31, 2004. The February 19, 2001 amendment defers repayment until December 31, 2002 and extends the maturity to June 30, 2006. This facility is secured by, among other things, a pledge of our equity interests in the eligible borrowers and the related holding companies, and a pledge by some of the minority stockholders of their equity interests in Nextel Philippines. As a result of cross-default provisions contained in this facility, Motorola Credit is free to pursue its remedies available under this facility, which include seizing the pledged stock of our operating companies in Mexico, Peru and the Philippines. Motorola Credit has provided notice of our continuing events of default under this facility.

      In March 2000, we and Motorola Credit entered into an amendment to the International Motorola Equipment Financing Facility, which, among other things, eliminated issues related to financial covenant compliance as of December 31, 1999 and provides for cure mechanisms for any future financial covenant compliance issues. This facility was also amended in July 2000 to permit the offering of the 12.75% senior serial redeemable notes.

      International Motorola Incremental Equipment Financing Facility. In December 1999, we entered into an agreement with Motorola Credit under which Motorola Credit committed to provide up to $56.6 million in incremental term loans to us. In January 2000, we borrowed the full $56.6 million available under this facility to acquire infrastructure equipment and related services from Motorola. We and Motorola Credit entered into an amendment to this facility on February 19, 2001 under which amounts borrowed under this facility mature June 30, 2003. Before this amendment, loans under this facility were to mature December 31, 2001. Loans under this facility are secured by a cash escrow account of $57.4 million, which is classified as restricted cash in our consolidated balance sheet as of December 31, 2001. As a result of cross-default provisions contained in this facility, Motorola Credit is free to pursue its remedies available under this facility, which include seizing the $57.4 million balance in our cash escrow account. Motorola Credit has provided notice of our continuing events of default under this facility. This facility contains restrictive covenants similar to those contained in our equipment financing facility from Motorola Credit.

      Brazil Motorola Equipment Financing Facility. In October 1997, McCaw International (Brazil), the holding company through which we hold our Brazilian operations, and Motorola Credit entered into an

NII HOLDINGS, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.  Debt — (Continued)

equipment financing agreement under which Motorola Credit agreed to provide up to $125.0 million in multi-draw term loans to McCaw International (Brazil). Loans made were used to acquire infrastructure equipment and related services from Motorola. The financing advanced under this agreement was originally repayable in U.S. dollars in semiannual installments over 42 months beginning June 30, 2000. McCaw International (Brazil) and Motorola Credit entered into an amendment to this agreement on February 19, 2001, which permits installments due after that date to be repaid beginning December 31, 2002, with final payment due on June 30, 2005. The loans made under this agreement are secured by a first priority lien on substantially all of McCaw International (Brazil)’s assets, a pledge of all of the stock of McCaw International (Brazil) and its subsidiaries, and our guarantee of the obligations. As a result of cross-default provisions contained in this facility, Motorola Credit is free to pursue its remedies available under this facility, which include seizing the pledged assets of McCaw International (Brazil) and the pledged stock of McCaw International (Brazil) and its subsidiaries. Motorola Credit has provided notice of our continuing event of default under this facility.

      Argentina Credit Facility. In February 1998, Nextel Argentina entered into a credit facility which, as amended, provides up to $100.0 million in term loans. Loans under this facility bear interest at a rate equal to, at our option, either the ABR plus 4.0%, where ABR is the highest of the U.S. prime rate, the base CD rate plus 1.0% or the federal funds rate plus 0.5%, or the Eurodollar rate plus 5.0% where the Eurodollar rate is LIBOR multiplied by the statutory reserve rate. Loans under this facility are repayable in quarterly installments from September 30, 2000 through March 31, 2003. The first nine installments are equal to 1/18 of the September 30, 2000 outstanding balance and the final installment will be in an amount equal to the remaining balance. Borrowings under this facility are secured by a pledge of stock of, and a first priority lien on a substantial portion of the assets of, Nextel Argentina. As a result of our failure to make a scheduled principal payment of $8.3 million due December 31, 2001 under our Argentina credit facilities, of which $5.5 million relates to this Argentina credit facility, the lenders under the Argentina credit facility are free to pursue their remedies available under this facility, which include seizing our pledged stock of Nextel Argentina and all of its iDEN equipment purchased from Motorola.

      In May 1999, Nextel Argentina and the lenders under the Argentina credit facility amended the facility to modify several financial covenants. As a condition to the effectiveness of those amendments, we entered into capital subscription agreements under which we contributed equity of $84.1 million to Nextel Argentina during 1999.

      In June 2000, in conformity with our previous business plan, Nextel Argentina and the lenders under the credit facility amended the facility to modify several financial covenants. As a condition to the effectiveness of those amendments, we amended the capital subscription agreement, which requires us to make cumulative contributions totaling $218.0 million through 2000, $328.0 million through 2001 and $445.0 million through 2002, all subject to adjustment in case of specified events. The contributions are required to be either equity contributions to Nextel Argentina or cash contributions to an escrow account serving as collateral to the Argentina credit facility and available for future equity contributions to Nextel Argentina. As of December 31, 2001, we had contributed $356.5 million of cumulative equity contributions and had a balance of $9.8 million in our cash collateral account. In connection with our default under this facility, the lenders seized the full cash balance in our collateral account of $7.9 million during February 2002.

      Motorola Argentina Incremental Facility. In May 1999, and concurrent with the then current modification of the Argentina credit facility, Motorola Credit agreed to provide up to $50.0 million in loans to Nextel Argentina as incremental term loans under the Argentina credit facility for the purchase from Motorola of qualifying network equipment and related services. As a result of our failure to make a

NII HOLDINGS, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.  Debt — (Continued)

scheduled principal payment of $8.3 million due December 31, 2001, under our Argentina credit facilities, of which $2.8 million relates to this incremental facility, Motorola Credit is free to pursue its remedies available under this facility, which include seizing our pledged stock of Nextel Argentina and all of its iDEN equipment purchased from Motorola.

4.  Significant Business Combinations and Investments

      Each of the acquisitions described below was accounted for under the purchase method.

      Nextel Brazil. On January 30, 1997, we purchased 81.0% of the outstanding capital stock of McCaw International (Brazil), Ltd., which is referred to as McCaw Brazil, from Telcom Ventures, LLC and various affiliated and unaffiliated investors. McCaw Brazil owned, through Nextel S.A., a 95.0% ownership interest in Nextel Brazil. Under a shareholders’ agreement among the stockholders of McCaw Brazil dated January 29, 1997, the minority stockholders, acting through Telcom Ventures, had the right to defer until April 29, 1999 the contribution of their pro rata share of any capital contributions that we made to McCaw Brazil up to that date without suffering any dilution of their ownership interest or right to receive dividends and other cash or noncash distributions. The minority stockholders ultimately did not make these capital contributions by April 29, 1999 in accordance with the relevant terms of the shareholders’ agreement, which resulted in the proportionate dilution of their equity interest in McCaw Brazil. Consequently, our capital contributions to McCaw Brazil increased our ownership interest in McCaw Brazil to about 92.0% of contributed capital and diluted the ownership interest of the minority stockholders in McCaw Brazil to about 8.0% of contributed capital. The capital contributions, in turn, increased our ownership in Nextel Brazil, through Nextel S.A., to about 87.4%. Telcom Ventures, in its individual capacity as a member of the group of minority stockholders, disputed the resulting reduction in its ownership interest in McCaw Brazil. On August 16, 1999, we and McCaw Brazil filed a Motion for Judgment in the Circuit Court for the City of Alexandria, Virginia, against Telcom Ventures, seeking a declaration from the court that the minority stockholders’ option to make their pro rata share of capital contributions was not properly exercised.

      In May 2000, we purchased all of the equity interests of Motorola International Development Corporation, an indirect wholly owned subsidiary of Motorola, in Nextel S.A. for an aggregate purchase price of about $31.1 million in cash. This purchase increased our ownership of Nextel Brazil, through Nextel S.A., from about 87.4% to about 92.0%.

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

      Nextel Mexico. During 2000, Nextel Mexico purchased $118.6 million of licenses to help consolidate and significantly expand our spectrum position in Mexico in key cities in which we currently operate, as well as in new service areas. During 2001, Nextel Mexico purchased an additional $27.8 million of licenses.

      Nextel Peru. In May 2000, we purchased another stockholder’s interest in Nextel Peru for about $2.8 million in cash and increased our ownership interest from about 63.5% to about 69.4%. Also in May

NII HOLDINGS, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Significant Business Combinations and Investments — (Continued)

2000, we purchased all of the equity interests of Motorola International in Nextel Peru. This purchase increased our ownership from about 69.4% to 100.0%. We paid Motorola International an aggregate purchase price of about $30.0 million in cash for the acquisition.

      In August 2000, we purchased from Cordillera Communications Corporation all of its equity ownership in several specialized mobile radio companies in Peru. At closing, we paid $20.0 million of the total purchase price of about $36.5 million. We paid an additional $15.8 million and accrued interest in August 2001. During 2001, we merged the specialized mobile radio companies we purchased from Cordillera Communications Corporation with Nextel Peru.

      Chilean Operating Companies. In May 2000, we purchased three Chilean specialized mobile radio companies from Motorola International. We paid Motorola International an aggregate purchase price of about $16.6 million in cash for the acquisition.

      In August 2000, we purchased from Cordillera Communications Corporation all of its equity ownership in several specialized mobile radio companies in Chile. At closing, we paid $6.0 million of the total purchase price of about $30.0 million. The remaining $24.0 million, plus accrued interest at a rate of 8.0% per year, is due by August 2002, subject to reduction by up to $14.0 million if we are unable to obtain, on or before August 2002, the regulatory relief necessary to provide integrated digital mobile services in Chile. We have accrued $10.0 million at December 31, 2001, representing the remaining non-contingent amount due for this purchase.

      In August 2000, we entered into an agreement with Gallyas S.A. and its affiliates to acquire specialized mobile radio channels in Chile. The purchase price for the acquisition is payable partially in cash and equipment of up to $8.1 million, of which $0.8 million has been paid, and partially in shares of a new Chilean company which will hold our Chilean operations. Completion of the acquisition is subject to, among other things, receipt of the regulatory relief necessary for us to provide integrated digital mobile services in Chile and regulatory approval of the transfer of the channels to us.

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

      In January 2001, we increased our direct and indirect ownership interest in Nextel Philippines from about 51.1% to about 59.1% by purchasing additional minority owners’ equity interests for about $3.7 million.

      Under an agreement dated August 21, 1998 between our indirect wholly owned subsidiary and ACCRA Investments Corporation, a corporation organized under the laws of the Philippines and owned by Philippine nationals, referred to as ACCRAIN, ACCRAIN granted us a call right on its shares in Gamboa Holdings, exercisable at any time, provided that the actual purchaser of the shares is either us or a qualified purchaser in accordance with applicable Philippine foreign corporate ownership rules. Upon expiration of the agreement, ACCRAIN may put to us, or any of our qualified designees, its shares in Gamboa Holdings for about $8.0 million. This agreement has been extended until August 2002.

      Acquisitions. The total purchase price and net assets acquired for our business acquisitions completed during 2000 are presented below. There were no significant business acquisitions completed during 2001 or 1999. The direct cost of our business acquisitions and the net assets we acquired during 2000 include the effect of the consolidation of Nextel Philippines.

NII HOLDINGS, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Significant Business Combinations and Investments — (Continued)

2000

(in thousands)

Direct cost of acquisitions	$504,542

Net assets acquired:

Working capital, net	$3,280

Property, plant and equipment	68,030

Intangible assets	502,846

Other assets	5,628

Minority interest	24,956

Deferred income taxes	(100,198)

$504,542

5.  Investments

	December 31,

	2001	2000

	(in thousands)

Marketable equity securities available-for-sale	$—	$355,334

Nonmarketable equity securities, at cost	—	884

Warrant	—	1,392

	$—	$357,610

      Our percentage ownership for each of our material investments is as follows:

	Effective
	Ownership
	December 31,

	2001	2000

Equity Method Investments

NEXNET Co., Ltd.	—	32.1%

Marketable Equity Securities

TELUS Corporation	—	4.8%

      Japan. In March 2000, Nichimen Corporation, a partner in NEXNET Co., Ltd., a wireless communications services provider in Japan in which we had a minority interest, declined to make a required capital contribution and, as a result, transferred some of its shares of NEXNET to the contributing stockholders, including us. Additionally, on March 30, 2000, we purchased from Nichimen additional shares for about $0.4 million in cash. As a result of these share acquisitions, our equity ownership interest in NEXNET increased from about 21.0% to about 32.1%.

      During the third quarter of 2000, we engaged an outside consultant to advise us on how to maximize the value of our investment in NEXNET. The findings of this review were presented to us in December 2000. The review concluded, among other things, that a fundamental change was required in the specialized mobile radio regulatory framework and in NEXNET’s deployment of specialized mobile radio technology in the 1.5 GHz spectrum band. These changes were deemed necessary given the competitive landscape in the Japanese wireless market. During December 2000, we held several meetings with the regulatory entities in conjunction with the Japan Mobile Telecommunication — System Association. As a result of these meetings, we determined that the required regulatory changes could not be effected in a

NII HOLDINGS, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.  Investments — (Continued)

timely manner and that the network buildout under the existing specialized mobile radio technology would be costly and inefficient. Consequently, we notified NEXNET that we were exercising our rights under the shareholders agreement and the credit agreement, to which we are a party, by declining to honor NEXNET’s request for additional funding made December 15, 2000 and any future request to advance funds for continued investment in the existing specialized mobile radio infrastructure in Japan. As a result, we reached the conclusion that the value of our existing investment in NEXNET was not recoverable. In light of this conclusion, we recorded a one time non-cash charge included in equity in losses of unconsolidated affiliates of about $21.0 million in the fourth quarter of 2000 that represents the write off of the entire amount of our investment, including shareholder advances, in NEXNET.

      In the fourth quarter of 2001, we sold our minority interest in NEXNET to Motorola. We received a $6.5 million credit for equipment purchases from Motorola and cash proceeds of $3.5 million from a partner in NEXNET, in exchange for the forgiveness of our loans to NEXNET. We recognized a $9.6 million net pre-tax gain during the fourth quarter of 2001 as a result of this sale.

      TELUS Corporation. In October 2000, TELUS acquired Clearnet, a publicly traded Canadian company in which we owned an equity interest, for cash and stock. TELUS is a publicly traded Canadian telecommunications company that, before its acquisition of Clearnet, provided wireline, wireless data and internet communications services to western Canada. Under agreements among us, TELUS and Clearnet, we exchanged all of our Clearnet stock for non-voting shares of TELUS stock. In exchange for our 8.4 million shares of Clearnet stock, we received 13.7 million shares of TELUS stock, representing about 4.8% of the ownership interest in TELUS. We recorded a pre-tax gain of about $239.5 million in the fourth quarter of 2000 related to this transaction. In accordance with SFAS No. 115, the shares of TELUS stock were recorded at their current market value in our financial statements.

      During the third quarter of 2001, in connection with our review of our investment portfolio, we recognized a $188.4 million reduction in fair value of our investment in TELUS, based on its stock price as of September 30, 2001.

      In November 2001, we completed the sale of our entire investment in TELUS. This transaction resulted in proceeds of $196.5 million to us, of which $57.4 million is classified as restricted cash on our consolidated balance sheet as of December 31, 2001 and is pledged in escrow to secure the outstanding loan under the international Motorola incremental equipment financing facility that had been previously secured by the TELUS shares. We recognized a $41.6 million pre-tax gain during the fourth quarter of 2001 as a result of this sale.

      Shanghai CCT McCaw. Until September 2000, we were an investor in Shanghai CCT McCaw Telecommunications Systems Co., Ltd., a joint venture that participated in the development of a Global System for Mobile Communications, or GSM, system in Shanghai, China through a profit sharing arrangement with China United Telecommunications Corporation, referred to as Unicom. In September 1999, Unicom advised Shanghai CCT McCaw, and all similarly situated investors in Unicom, that under a new policy of the Chinese government, all existing arrangements between Unicom and joint ventures in which foreign companies had invested needed to be terminated. On March 17, 2000, Shanghai CCT McCaw and Unicom executed a termination agreement setting forth the terms and conditions for the termination of the cooperation agreement with Unicom. In consideration for entering into this termination agreement, Shanghai CCT McCaw received about $61.3 million in cash, and we and the other joint venture participants received warrants in June 2000 to purchase shares of Unicom stock. We also received a reimbursement of $7.5 million for advances we previously made to Shanghai CCT McCaw. On September 29, 2000, the joint venture was formally dissolved, and we received about $9.8 million in cash,

NII HOLDINGS, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.  Investments — (Continued)

representing our pro rata equity percentage interest in the joint venture. As a result, we recorded a pre-tax gain of about $6.1 million.

6.  Fair Value of Financial Instruments

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

	December 31,

	2001		2000

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

		(in thousands)

Marketable equity securities and warrant	$—	$—	$356,726	$356,726

Debt, including current portion	2,665,144	613,537	2,519,283	2,043,935

      Cash and Cash Equivalents, Accounts Receivable, Accounts Payable, Accrued Expenses, Accrued Interest, and Due to Related Parties. The carrying amounts of these items are reasonable estimates of their fair values.

      Marketable Equity Securities and Warrant. We estimated the fair value of these securities based on quoted market prices. The fair value of our warrant to purchase shares of Unicom stock was estimated using the Black-Scholes option-pricing model. This warrant expired in June 2001. At December 31, 2000, marketable equity securities and warrant included within investments consist of the following:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gain	Loss	Fair Value

(in thousands)

2000

Available-for-sale equity securities and warrant	$353,863	$5,137	$(2,274)	$356,726

      Debt. The fair value of our debt is based on quoted market prices for the senior notes. As our bank and vendor credit facilities do not have quoted market prices, we estimated fair value for these facilities based on current carrying values because interest rates are reset periodically. However, as a result of defaults under these facilities, other methods used to determine fair value may result in significantly different amounts. See note 3 for more information about our debt.

NII HOLDINGS, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.  Property, Plant and Equipment

	December 31,

	2001	2000

	(in thousands)

Land	$1,846	$3,086

Leasehold improvements	30,404	25,171

Digital network equipment	139,294	668,871

Office equipment, furniture and fixtures, and other	90,256	145,090

Less accumulated depreciation and amortization	(48,435)	(194,201)

	213,365	648,017

Construction in progress	136,636	422,110

	$350,001	$1,070,127

      During 2001, we wrote down substantially all of our property, plant and equipment to their estimated fair values and recorded pre-tax asset impairment charges of $1,089.5 million. See note 2 for more information about these charges.

8.     Intangible Assets

			Debt
			Financing	Customer	Other
	Licenses	Goodwill	Costs	Lists	Intangibles	Total

	(in thousands)

December 31, 2001

Gross value	$191,658	$—	$40,649	$814	$177	$233,298

Accumulated amortization	—	—	(5,747)	—	—	(5,747)

Net carrying value	$191,658	$—	$34,902	$814	$177	$227,551

December 31, 2000

Gross value	$802,558	$198,090	$45,918	$36,717	$93	$1,083,376

Accumulated amortization	(90,602)	(2,202)	(4,658)	(7,774)	—	(105,236)

Net carrying value	$711,956	$195,888	$41,260	$28,943	$93	$978,140

      During 2001, we wrote down substantially all of our intangible assets, except debt financing costs, to their estimated fair values and recorded pre-tax impairment charges of $475.6 million for licenses, $144.4 million for goodwill, $11.6 million for customer lists and $3.3 million for other intangibles. See note 2 for more information about these charges.

NII HOLDINGS, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.  Income Taxes

      The components of the income tax benefit (provision) were as follows:

	Year ended December 31,

	2001	2000	1999

	(in thousands)

Current:

Federal	$(13,718)	$(62,484)	$—

State	(2,503)	(9,163)	—

Foreign	(26,205)	(2,518)	(3,247)

Deferred:

Foreign	128,322	5,956	3,264

Income tax benefit (provision)	$85,896	$(68,209)	$17

      The tax benefits resulting from our asset impairment charges are reflected in the deferred foreign tax benefit.

      Our income tax benefit reconciles to the amount computed by applying the U.S. statutory rate to loss before income tax (provision) benefit as follows:

	Year ended December 31,

	2001	2000	1999

	(in thousands)

Income tax benefit at statutory rate	$904,126	$122,150	$182,057

State taxes (net of federal benefit)	13,968	(455)	—

Foreign taxes	(67,699)	(2,352)	—

Nonconsolidated subsidiary adjustments	7,348	(11,508)	(11,014)

High yield discount obligations	(4,524)	(3,985)	(3,486)

Increase in valuation allowance	(342,934)	(154,970)	(150,470)

Loss on impairment charges	(377,681)	—	—

Intercompany transactions	(11,873)	—	—

Other	(34,835)	(17,089)	(17,070)

	$85,896	$(68,209)	$17

NII HOLDINGS, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.  Income Taxes — (Continued)

      Deferred tax assets and liabilities consist of the following:

	December 31,

	2001	2000

	(in thousands)

Deferred tax assets:

Loss carryforwards	$445,170	$234,958

Deferred interest	214,581	149,696

Intangible assets	45,867	—

Other	82,215	31,060

	787,833	415,714

Valuation allowance	(787,556)	(395,272)

	277	20,442

Deferred tax liabilities:

Intangible assets	14,180	186,133

Unrealized gain on investment	—	4,095

Other	1,231	4,392

	15,411	194,620

Net deferred tax liability	$15,134	$174,178

      At December 31, 2001, we had about $146.0 million of net operating loss carryforwards for U.S. federal income tax purposes that expire beginning in 2018 and about $146.7 million of capital loss carryforwards that expire in 2006.

      At December 31, 2001, net operating loss carryforwards for our foreign subsidiaries are about $238.5 million for Mexican income tax purposes, $251.0 million for Argentine income tax purposes, $61.2 million for Philippine income tax purposes and $56.0 million for Peruvian income tax purposes. These carryforwards expire in various amounts through 2011. Additionally, our foreign subsidiaries had about $329.2 million of net operating loss carryforwards for Brazilian income tax purposes that have no expiration date and that can only be utilized up to the limit of 30.0% of taxable income for the year. In Chile, we had about $11.9 million of net operating loss carryforwards, which have no expiration. At December 31, 2001, asset tax credit carryforwards are about $0.9 million for Mexican income tax purposes, $6.5 million for Argentine income tax purposes and about a $0.1 million credit for alternative minimum tax in the Philippines. These credits expire in various amounts through 2010. Our foreign subsidiaries may be limited in their ability to use foreign tax net operating losses in any single year depending on their ability to generate sufficient taxable income.

      SFAS No. 109, “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowance at December 31, 2001 applies to tax loss carryforwards, some temporary differences and tax credit carryforwards that, in management’s opinion, are more likely than not to expire unused. Our foreign subsidiaries do not have positive cumulative undistributed earnings and therefore no deferred taxes have been recorded.

10.  Commitments and Contingencies

      Operating Lease Commitments. We lease various cell sites and office facilities under operating leases. The remaining terms of our cell site leases range from one to five years and are generally

NII HOLDINGS, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.  Commitments and Contingencies — (Continued)

renewable, at our option, for additional terms. The remaining terms of our office leases range from one to ten years. Total rent expense under operating leases was $41.6 million during 2001, $25.4 million during 2000 and $13.0 million during 1999.

      For years subsequent to December 31, 2001, future minimum payments for all operating lease obligations that have initial noncancelable lease terms exceeding one year, net of rental income, are as follows (in thousands):

2002	$48,142

2003	41,854

2004	35,763

2005	28,235

2006	20,717

Thereafter	53,098

$227,809

      Motorola. On August 14, 2000, we and some of our operating companies entered into agreements with Motorola under which Motorola will provide us with infrastructure equipment and services, including installation, implementation and training. We and Motorola have also agreed to warranty and maintenance programs and specified indemnity arrangements. We have also agreed to provide Motorola with notice of our determination that Motorola’s technology is no longer suited to our needs at least six months before publicly announcing or entering into a contract to purchase equipment utilizing an alternate technology. In addition, if Motorola manufactures, or elects to manufacture, the equipment utilizing the alternate technology that we elect to deploy, we must give Motorola the opportunity to supply 50% of our infrastructure requirements for the equipment utilizing the alternate technology for three years. These agreements also contain other purchase commitments that, if not met, subject us to payments based on a percentage of the commitment shortfall. We met our commitment for 2000 of $230.0 million. We did not meet our $230.0 million purchase commitment for 2001, resulting in the payment of $8.0 million to Motorola during 2001 based on the shortfall of purchases. During 2001, we and Motorola amended the infrastructure purchase agreements to reduce our purchase commitments to $75.0 million for both 2002 and 2003. The maximum payment pursuant to commitment shortfall provisions under these agreements for 2002 is $1.4 million.

11.  Capital Stock

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

NII HOLDINGS, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  Capital Stock — (Continued)

•	10,000,000 shares of undesignated preferred stock, par value $0.001 per share.

      Information presented throughout these financial statements and related notes has been adjusted to reflect both the 4-for-1 common stock split and the 3-for-2 common stock split.

      Common Stock. Holders of common stock are entitled to share equally, share for share, if dividends are declared on the common stock. If common stock dividends are declared, shares of class A common stock would be distributed with respect to shares of class A common stock and shares of class B common stock would be distributed with respect to shares of class B common stock. There is no provision for cumulative voting with respect to the election of directors.

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

      During 1999, 2,000 shares of our series A preferred stock were issued to Unrestricted Subsidiary Funding Company, or USF Company, a wholly owned subsidiary of Nextel Communications, in exchange for cash proceeds of $200.0 million.

      On April 4, 2000, we received an advance of $77.7 million from USF Company. This advance was received in connection with our anticipated purchase of Motorola International’s equity interests in Nextel

NII HOLDINGS, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  Capital Stock — (Continued)

Peru and Nextel Brazil and the Chilean specialized mobile radio companies, as discussed in note 4. On June 2, 2000, we issued 777 shares of our series A preferred stock to USF Company as repayment of this intercompany advance. Additionally, on April 7, 2000, we issued 1,500 shares of our series A preferred stock to USF Company in exchange for cash proceeds of $150.0 million.

      Under a stock exchange agreement between us and USF Company, on June 12, 2000, all of the 5,266 shares of series A exchangeable redeemable preferred stock outstanding at that time were exchanged for 49,682,088 shares of our class B common stock based on the accreted value of the series A preferred stock at that date of $587.9 million. Before June 12, 2000, the series A preferred stock was not exchangeable for common stock.

      On June 29, 2000, we issued an additional 2,150 shares of our series A preferred stock to USF Company in exchange for cash proceeds of $215.0 million. On December 8, 2000, we issued 853 shares of our series A preferred stock to USF Company to satisfy our tax liability incurred on the exchange of our stock in Clearnet for stock in TELUS to Nextel Communications and we issued 2,500 additional shares to USF Company in exchange for cash proceeds of $250.0 million. Under a separate stock exchange agreement dated December 8, 2000, shares of the series A preferred stock issued as of that date, plus dividends accreted to the time of exchange, are exchangeable into shares of our class B common stock at the option of the holder of those shares of series A preferred stock at any time between June 30, 2001 and December 1, 2002.

      On April 25, 2001, we issued 2,500 shares of our series A exchangeable redeemable preferred stock to USF Company for cash proceeds of $250.0 million. On July 16, 2001, we issued another 2,500 shares of our series A exchangeable redeemable preferred stock to USF Company for another $250.0 million in cash.

      Common Stock Reserved for Issuance. As of December 31, 2001, under our employee stock option plans, we had reserved for future issuance 9,129,875 shares of our class A common stock and 43,995,948 shares of our class B common stock. We also had reserved for future issuance 2,211,456 shares of our class B common stock for the conversion of the warrants issued in connection with the sale of our 13.0% senior serial redeemable discount notes due 2007.

12.  Employee Stock and Benefit Plans

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

      If an option holder’s employment is involuntarily terminated within one year after the effective date of a change of control of Nextel Communications, then that holder’s unvested options will immediately vest or otherwise become payable, subject to some limits.

NII HOLDINGS, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  Employee Stock and Benefit Plans — (Continued)

      A summary of the activity under the Nextel Communications, Inc. Incentive Equity Plan related to our employees is as follows:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 1998	1,063,362	$11.01

Granted	1,226,990	18.52

Transferred	1,082,474	10.31

Exercised	(762,668)	9.15

Canceled	(413,416)	12.87

Outstanding, December 31, 1999	2,196,742	15.04

Granted	2,117,499	61.53

Transferred	1,190,217	32.14

Exercised	(1,201,564)	12.06

Canceled	(382,720)	21.35

Outstanding, December 31, 2000	3,920,174	38.13

Granted	—	—

Transferred	139,209	28.71

Exercised	(62,884)	12.23

Canceled	(255,661)	50.37

Outstanding, December 31, 2001	3,740,838	37.34

Exercisable, December 31, 1999	139,040	10.41

Exercisable, December 31, 2000	623,089	15.04

Exercisable, December 31, 2001	1,619,594	27.40

      Following is a summary of the status of employee stock options outstanding and exercisable at December 31, 2001:

	Options Outstanding			Options Exercisable

Exercise Price		Weighted Average	Weighted Average		Weighted Average
Range	Shares	Life Remaining	Exercise Price	Shares	Exercise Price

$ 6.75 – 11.41	354,700	7.34 years	$8.67	340,131	$8.57
13.16 – 35.13	1,614,189	6.97 years	17.30	833,535	16.98
43.50 – 69.69	1,771,949	8.13 years	61.34	445,928	61.24

	3,740,838			1,619,594

      NII Holdings Employee Stock Option Plans. In June 1997, our board of directors adopted the NII Holdings, Inc. 1997 Employee Stock Option Plan, under which eligible employees participate. Generally, options outstanding under this plan:

•	are granted at fair value, based on periodic valuations of NII Holdings in accordance with the terms of the plan;

•	vest monthly over a four year service period; and

•	expire ten years subsequent to the award date.

NII HOLDINGS, INC. AND SUBSIDIARIES
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

      On June 12, 2000, our board of directors ratified the Nextel International, Inc. Incentive Equity Plan that was adopted by the plan administration committee on May 25, 2000. The plan provides for awards of option rights, appreciation rights, restricted shares, deferred shares and performance shares to our nonaffiliate directors, our officers, including officers who are members of our board of directors, and other key employees, consultants and advisors with respect to 30,000,000 shares of common stock. Options to purchase shares of common stock may be at prices equal to or greater than market price on the date of grant. Generally, options outstanding under this plan vest over a four year service period and expire ten years subsequent to the award. If an option holder’s employment is involuntarily terminated within one year after the effective date of a defined change of control of NII Holdings, then that holder’s unvested options and other equity awards under this plan will immediately vest or otherwise become payable, subject to some limits.

      On May 7, 2001, our plan administration committee approved the grant of options to our employees under our incentive equity plan. These options vest over a three-year period, with 50% vesting on the first anniversary of the grant date, 25% vesting on the second anniversary of the grant date and 25% vesting on the third anniversary of the grant date.

      A summary of the activity under our plans is as follows:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 1998	10,508,352	$3.31

Granted	4,701,000	3.99

Exercised	(1,197,780)	1.67

Canceled	(2,121,558)	5.26

Outstanding, December 31, 1999	11,890,014	3.39

Granted	11,952,750	10.85

Exercised	(1,014,198)	1.70

Canceled	(144,939)	6.78

Outstanding, December 31, 2000	22,683,627	7.35

Granted	9,129,875	5.00

Exercised	—	—

Canceled	(2,826,876)	5.97

Outstanding, December 31, 2001	28,986,626	6.75

Exercisable, December 31, 1999	6,981,264	2.51

Exercisable, December 31, 2000	8,065,443	3.06

Exercisable, December 31, 2001	9,294,575	3.30

NII HOLDINGS, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  Employee Stock and Benefit Plans — (Continued)

      Following is a summary of the status of stock options outstanding and exercisable at December 31, 2001:

	Options Outstanding			Options Exercisable

Exercise		Weighted Average	Weighted Average		Weighted Average
Price	Shares	Life Remaining	Exercise Price	Shares	Exercise Price

$1.67	5,304,877	5.6 years	$1.67	5,304,877	$1.67
4.01	4,502,249	7.6 years	4.01	3,149,333	4.01
5.00	8,394,750	9.3 years	5.00	—	—
10.96	947,000	6.6 years	10.96	840,365	10.96
11.83	9,837,750	8.4 years	11.83	—	—

	28,986,626			9,294,575

      All options that we granted during 2001 had an exercise price equal to the fair value at the date of grant. The weighted average exercise price of options granted during 2001 was $5.00 and the weighted average fair value of options granted during 2001 was $2.98. Corresponding information for 2000 is as follows:

	Weighted	Weighted
	Average	Average
	Exercise	Fair
	Price of	Value of
	Options	Options
	Granted	Granted

Options granted during 2000 with exercise price equal to fair value	$11.83	$6.45

Options granted during 2000 with exercise price less than fair value	4.01	4.32

      Fair Value Disclosures. The fair value of each NII Holdings and Nextel Communications option grant is estimated on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following assumptions:

	2001	2000	1999

Expected stock price volatility	66%	51 — 57%	51%

Risk-free interest rate	4.85%	6.10 — 6.84%	5.67 — 5.93%

Expected life in years	5	5	5

Expected dividend yield	0.00%	0.00%	0.00%

      The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models such as the Black-Scholes model require the input of highly subjective assumptions, including the expected stock price volatility. Because the NII Holdings and Nextel Communications stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, we believe that the existing models do not necessarily provide a reliable single measure of the fair value of the stock options. Further, as a result of our debt restructuring activities and revised business plan, we believe that the fair value of options granted under our plans have only nominal value as of December 31, 2001. The weighted average estimated fair value of the stock options granted during 2001 was $2.98, during 2000 was $10.11 and during 1999 was $2.04.

      Generally, our stock options are non-transferable, except to family members or by will, as provided for in our plans, and the actual value of the stock options that an employee may realize, if any, will depend on

NII HOLDINGS, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  Employee Stock and Benefit Plans — (Continued)

the excess of the market price on the date of exercise over the exercise price. We have based our assumptions for stock price volatility on the historical variance of weekly closing prices of Nextel Communications’ class A common stock.

      Consistent with the provisions of SFAS No. 123, had compensation costs been determined based on the fair value of the awards granted since 1997, our loss and loss per common share attributable to common stockholders would have been as follows:

	Year Ended December 31,

	2001	2000	1999

Loss attributable to common stockholders (in thousands):

As reported	$(2,497,321)	$(478,540)	$(520,146)

Pro forma	$(2,537,614)	$(510,632)	$(529,920)

Loss per common share attributable to common stockholders, basic and diluted:

As reported	$(9.22)	$(1.93)	$(2.37)

Pro forma	$(9.37)	$(2.06)	$(2.42)

      Employee Benefit Plan. Some of our officers and employees are eligible to participate in Nextel Communications’ defined contribution plan established pursuant to section 401(k) of the Internal Revenue Code. Participants may contribute up to 15% of their compensation and be fully vested over four years of employment. We provide a matching contribution of 100% of the first 4% of salary contributed by the employee. Our contributions were about $304,000 during 2001, $70,000 during 2000 and $49,000 during 1999.

13.  Related Party Transactions

      Nextel Communications owns about 99% of our common equity. Nextel Communications also holds about $856.7 million in aggregate principal amount, or about 37%, of our total senior notes and owns all of our series A preferred stock.

      Nextel Communications performs accounting, legal and other services for us under an overhead services agreement. We reimburse Nextel Communications for costs incurred, which totaled $4.0 million during 2001, $1.4 million during 2000 and $1.2 million during 1999. We also reimburse Nextel Communications for some vendor payments made on our behalf. At December 31, 2001 and 2000, amounts due to Nextel Communications of $31.8 million and $2.4 million, consisted primarily of amounts due under a tax sharing agreement we have with Nextel Communications and reimbursements for vendor payments made on our behalf. In addition, included in accrued interest as of December 31, 2001 is $9.1 million due to Nextel Communications as a holder of our senior notes.

      At December 31, 2001, Motorola beneficially owned about 14% of Nextel Communications’ common equity, assuming the conversion of its investment in shares of Nextel Communications’ class B nonvoting common stock into class A common stock. We purchase handsets and accessories and a substantial portion of our digital mobile network equipment from Motorola. Our equipment purchase agreements with Motorola govern our rights and obligations regarding purchases of digital mobile network equipment manufactured by Motorola. We have minimum purchase commitments under these agreements that if not met subject us to payments based on a percentage of the commitment shortfall. We also have various

NII HOLDINGS, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.  Related Party Transactions — (Continued)

equipment and handset financing agreements with Motorola. We and Motorola have agreed to warranty and maintenance programs and specified indemnity arrangements. We also pay Motorola for handset service and repair and training and are reimbursed for costs we incur under various marketing and promotional arrangements. (See note 3).

      Our purchases from Motorola during the years ended December 31, 2001, 2000 and 1999 consisted of the following:

	Year Ended December 31,

	2001	2000	1999

	(in thousands)

Digital infrastructure equipment	$200,371	$368,141	$88,702

Handsets	186,463	146,796	65,372

Software maintenance	9,148	1,353	675

Training	1,120	635	611

	$397,102	$516,925	$155,360

      Accounts payable due to Motorola as of December 31, 2001 and 2000 are as follows:

	December 31,

	2001	2000

	(in thousands)

Deferred handset financing obligations	$93,802	$91,564

Equipment purchases	11,573	35,687

Other	2,695	—

Total due to Motorola	$108,070	$127,251

      In addition, as further discussed in note 3, we had $417.8 million and $428.9 million in debt due to Motorola as of December 31, 2001 and 2000.

14.  Segment Information

      We operate in four reportable segments: (1) Mexico, (2) Brazil, (3) Argentina and (4) Peru. The operations of all other businesses that fall below the reporting thresholds are included in the “Corporate and other” segment below. The Corporate and other segment includes Nextel Philippines, which we began consolidating late in the third quarter of 2000, our Chilean operating companies, which we purchased in May and August of 2000, and the corporate entity that held our equity investment in Japan and our investment in Canada prior to our sale of those investments during the fourth quarter of 2001. We evaluate performance of these segments and allocate resources to them based on earnings before interest, taxes, depreciation and amortization and other charges determined to be non-recurring in nature, such as impairment, restructuring and other charges.

NII HOLDINGS, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.  Segment Information — (Continued)

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated

	(in thousands)

2001

Operating revenues	$289,335	$171,138	$135,320	$64,952	$19,389	$(539)	$679,595

Segment earnings (losses)	15,933	(67,310)	2,390	5,370	(56,234)	—	(99,851)

Impairment, restructuring and other charges	(433,945)	(679,440)	(262,541)	(171,590)	(199,391)	—	(1,746,907)

Depreciation and amortization	(67,106)	(73,026)	(44,507)	(26,117)	(24,718)	918	(234,556)

Interest expense	(6,398)	(15,885)	(13,474)	(4,270)	(288,962)	29,021	(299,968)

Interest income	1,153	26,011	662	129	20,287	(34,869)	13,373

Realized losses on investments	—	—	—	—	(151,291)	—	(151,291)

Equity in gains of unconsolidated affiliates	—	—	—	—	9,640	—	9,640

Foreign currency transaction gains (losses), net	1,816	(62,590)	(1)	573	(9,800)	148	(69,854)

Other (expense) income, net	(954)	(5,690)	(2,601)	(765)	6,207	—	(3,803)

Loss before income tax provision	$(489,501)	$(877,930)	$(320,072)	$(196,670)	$(694,262)	$(4,782)	$(2,583,217)

Property, plant and equipment, net	$243,424	$40,004	$31,392	$33,869	$17,001	$(15,689)	$350,001

Identifiable assets	$514,198	$157,137	$134,662	$98,200	$633,386	$(293,163)	$1,244,420

Capital expenditures	$213,191	$244,310	$93,674	$75,354	$54,028	$(12,726)	$667,831

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated

	(in thousands)

2000

Operating revenues	$112,327	$103,815	$79,127	$28,469	$6,471	$—	$330,209

Segment losses	(28,860)	(43,106)	(14,633)	(10,004)	(36,170)	—	(132,773)

Depreciation and amortization	(33,090)	(54,266)	(43,317)	(15,099)	(15,508)	362	(160,918)

Interest expense	(4,372)	(24,289)	(17,218)	(4,584)	(230,947)	32,488	(248,922)

Interest income	426	19,778	1,611	174	23,422	(23,254)	22,157

Realized gain on investment	—	—	—	—	239,467	—	239,467

Equity in losses of unconsolidated affiliates	—	—	—	—	(53,874)	—	(53,874)

Foreign currency transaction losses, net	(55)	(9,595)	—	(224)	(15,399)	—	(25,273)

Minority interest in losses of subsidiaries	—	3,721	—	2,783	—	—	6,504

Other (expense) income, net	(2,086)	(349)	(379)	191	7,258	—	4,635

Loss before income tax provision	$(68,037)	$(108,106)	$(73,936)	$(26,763)	$(81,751)	$9,596	$(348,997)

Property, plant and equipment, net	$306,385	$418,439	$185,332	$96,401	$69,008	$(5,438)	$1,070,127

Identifiable assets	$774,580	$878,160	$355,042	$210,311	$1,204,934	$(229,801)	$3,193,226

Capital expenditures	$184,737	$248,257	$96,988	$52,724	$17,031	$(5,800)	$593,937

NII HOLDINGS, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.  Segment Information — (Continued)

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated

	(in thousands)

1999

Operating revenues	$29,719	$46,537	$42,794	$5,314	$—	$—	$124,364

Segment losses	(28,813)	(68,554)	(36,979)	(12,579)	(15,925)	—	(162,850)

Depreciation and amortization	(25,381)	(31,253)	(33,903)	(6,633)	(10,921)	—	(108,091)

Interest expense	(431)	(25,645)	(11,863)	(549)	(152,611)	11,495	(179,604)

Interest income	215	14,904	172	167	4,479	(11,495)	8,442

Equity in losses of unconsolidated affiliates	—	—	—	—	(31,469)	—	(31,469)

Foreign currency transaction losses, net	(664)	(56,972)	(8)	(866)	(2,283)	—	(60,793)

Minority interest in losses of subsidiaries	—	13,712	—	5,602	—	—	19,314

Other income (expense), net	247	(2,927)	(1,186)	—	(1,246)	—	(5,112)

Loss before income tax benefit	$(54,827)	$(156,735)	$(83,767)	$(14,858)	$(209,976)	$—	$(520,163)

Property, plant and equipment, net	$131,320	$216,385	$130,428	$54,956	$6,366	$—	$539,455

Identifiable assets	$410,510	$419,460	$248,959	$80,444	$537,261	$(14,842)	$1,681,792

Capital expenditures	$38,792	$60,152	$57,385	$19,898	$7,650	$—	$183,877

15.  Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth

	(in thousands, except per share amounts)

2001

Operating revenues	$139,156	$160,661	$186,002	$193,776

Operating loss	(89,717)	(91,379)	(235,318)	(1,668,781)

Loss attributable to common stockholders	(167,264)	(213,879)	(551,718)	(1,564,461)

Loss per share attributable to common stockholders, basic and diluted	$(0.62)	$(0.79)	$(2.04)	$(5.79)

2000

Operating revenues	$51,575	$68,606	$91,784	$118,244

Operating loss	(66,548)	(66,137)	(70,061)	(90,945)

Loss attributable to common stockholders	(110,893)	(191,371)	(137,838)	(38,438)

Loss per share attributable to common stockholders, basic and diluted	$(0.50)	$(0.83)	$(0.51)	$(0.14)

      The sum of the per share amounts do not equal the annual amounts due to changes in the number of weighted average number of common shares outstanding during the year.

      Significant fourth quarter 2001 events are described in notes 2, 3 and 5.

16.  Subsequent Events

      During the first quarter of 2002, as a result of devaluation of the Argentine peso due to the recent adverse economic developments in Argentina, Nextel Argentina expects to record significant foreign currency transaction losses primarily related to its $108.3 million U.S. dollar denominated Argentine credit facilities, as well as a significant foreign currency translation adjustment.

NII HOLDINGS, INC.

(Parent Only)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

As of December 31, 2001 and 2000
(in thousands)

	2001	2000

ASSETS

Current assets

Cash and cash equivalents	$194,810	$56,712

Restricted cash	80,867	136

Accounts receivable, net	2,764	5,854

Prepaid expenses and other	628	973

Total current assets	279,069	63,675

Property, plant, and equipment, net	13,815	11,649

Investments in and advances to subsidiaries	384,719	1,975,536

Marketable equity securities, available-for-sale	—	355,334

Intangible assets	33,908	39,490

Other assets	1,630	4,891

	$713,141	$2,450,575

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities

Accounts payable, accrued expenses and other	$103,163	$63,610

Due to related parties	31,800	24,946

Notes payable and current portion of long-term debt	2,456,329	—

Total current liabilities	2,591,292	88,556

Long-term debt	—	2,276,320

Deferred income taxes	—	4,095

Stockholders’ (deficit) equity

Series A exchangeable redeemable preferred stock, 11 and 6 shares issued and outstanding; accreted liquidation preference of $1,187,569 and $567,953	1,050,300	550,300

Common stock, class B, 271,037 shares issued, 270,382 and 271,025 shares outstanding	271	271

Paid-in capital	934,948	941,921

Accumulated deficit	(3,630,498)	(1,277,176)

Treasury stock, at cost, 655 and 12 shares	(3,275)	(62)

Deferred compensation, net	(903)	(5,173)

Accumulated other comprehensive loss:

Unrealized gain on investment	—	5,772

Cumulative translation adjustment	(228,994)	(134,249)

Accumulated other comprehensive loss	(228,994)	(128,477)

Total stockholders’ (deficit) equity	(1,878,151)	81,604

	$713,141	$2,450,575

The accompanying notes are an integral part of these condensed financial statements.

NII HOLDINGS, INC.
(Parent Only)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Years Ended December 31, 2001, 2000 and 1999
(in thousands)

	2001	2000	1999

Operating expenses

Selling, general and administrative	$42,115	$32,569	$14,377

Depreciation and amortization	4,768	3,297	6,173

	46,883	35,866	20,550

Operating loss	(46,883)	(35,866)	(20,550)

Other income (expense)

Interest expense	(279,342)	(219,769)	(153,595)

Interest income	16,229	3,852	3,408

Realized (losses) gains on investments	(137,067)	239,467	—

Equity in losses of unconsolidated affiliates	(1,884,196)	(342,051)	(346,368)

Other, net	5,999	9,283	(3,034)

	(2,278,377)	(309,218)	(499,589)

Loss before income tax provision	(2,325,260)	(345,084)	(520,139)

Income tax provision	(28,062)	(72,122)	(7)

Net loss	(2,353,322)	(417,206)	(520,146)

Accretion of series A exchangeable redeemable preferred stock to liquidation preference value	—	(61,334)	—

Loss attributable to common stockholders	$(2,353,322)	$(478,540)	$(520,146)

Comprehensive loss, net of income tax

Available-for-sale securities:

Unrealized holding (losses) gains arising during the period	$(197,859)	$28,284	$155,370

Reclassification adjustments for losses included in net loss	192,087	(142,194)	—

Foreign currency translation adjustment	(94,935)	3,340	(113,539)

Other comprehensive (loss) income	(100,707)	(110,570)	41,831

Net loss	(2,353,322)	(417,206)	(520,146)

	$(2,454,029)	$(527,776)	$(478,315)

The accompanying notes are an integral part of these condensed financial statements.

NII HOLDINGS, INC.
(Parent Only)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2001, 2000 and 1999
(in thousands)

	2001	2000	1999

Cash flows from operating activities:

Net loss	$(2,353,322)	$(417,206)	$(520,146)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of debt financing costs and accretion of senior notes	185,652	137,633	133,019

Depreciation and amortization	4,768	3,297	6,173

Equity in (gains) losses of unconsolidated affiliates	(9,640)	53,874	31,469

Equity in losses of consolidated affiliates	1,894,217	288,177	314,899

Realized gains (losses) on investments	146,740	(239,467)	—

Income tax provision	(2,686)	72,122	17

Stock-based compensation	(17)	2,645	829

Change in assets and liabilities:

Accounts receivable	3,090	(3,115)	41

Other assets	215	(2,827)	(6,668)

Accrued expenses and other	16,991	87,291	6,066

Other	4,068	(9,283)	2,049

Net cash used in operating activities	(109,924)	(26,859)	(32,252)

Cash flows from investing activities:

Capital expenditures	(7,860)	(9,854)	(4,231)

Purchase of short-term investments	—	(154,374)	—

Proceeds from sale of short-term investments	—	154,374	—

Net proceeds from sale of available-for-sale securities	139,080	—	—

Net proceeds from sale of unconsolidated affiliates	3,500	—	—

Payments for investments in and advances to subsidiaries	(389,730)	(1,317,547)	(321,053)

Net cash used in investing activities	(255,010)	(1,327,401)	(325,284)

Cash flows from financing activities:

Proceeds from issuance of series A exchangeable redeemable preferred stock to parent	500,000	692,686	200,000

Issuance of debt securities	—	641,043	—

Borrowings under long-term credit facilities and other	—	56,650	124,521

Repayments under long-term credit facilities and other	—	—	(8,575)

Decrease in restricted cash	57,372	—	—

Borrowings from parent, net	29,664	13,867	8,847

Debt financing costs	(60)	(16,753)	—

Proceeds from exercise of stock options and warrants	—	1,725	1,997

Purchase of treasury stock	(3,213)	(62)	—

Net cash provided by financing activities	583,763	1,389,156	326,790

Net increase (decrease) in cash and cash equivalents	218,829	34,896	(30,746)

Cash and cash equivalents, beginning of year	56,848	21,952	52,698

Cash and cash equivalents, end of year	$275,677	$56,848	$21,952

The accompanying notes are an integral part of these condensed financial statements.

NII HOLDINGS, INC.
(Parent Only)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	For accounting policies and other information, see the Notes to the Consolidated Financial Statements of NII Holdings, Inc. and Subsidiaries included elsewhere herein.

2.	The parent company accounts for its investments in subsidiaries by the equity method of accounting. The parent company discontinues recognizing equity in losses of subsidiaries once its investment in a subsidiary is reduced to zero, except in cases where we have an obligation to continue to fund the subsidiary.

3.	Included in accrued interest as of December 31, 2001 is $9.1 million due to Nextel Communications as a holder of our senior notes.

4. We have reclassified some prior year amounts to conform to the current year presentation.

NII HOLDINGS, INC. AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications Inc.)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Allowance of	Charged to	Deductions	Balance at
	Beginning of	Acquired	Costs and	and Other	End
	Year	Companies(1)	Expenses	Adjustments(2)	of Year

Year Ended December 31, 2001

Allowance for doubtful accounts	$22,163	$—	$40,902	$(38,788)	$24,277

Reserve for inventory obsolescence	$8,240	$—	$1,441	$(311)	$9,370

Valuation allowance for deferred tax assets	$395,272	$—	$411,793	$(19,509)	$787,556

Accrued restructuring charges	$—	$—	$5,230	$(4,824)	$406

Year Ended December 31, 2000

Allowance for doubtful accounts	$8,815	$6,221	$16,115	$(8,988)	$22,163

Reserve for inventory obsolescence	$4,368	$507	$3,632	$(267)	$8,240

Valuation allowance for deferred tax assets	$243,228	$—	$154,970	$(2,926)	$395,272

Year Ended December 31, 1999

Allowance for doubtful accounts	$6,391	$—	$33,219	$(30,795)	$8,815

Reserve for inventory obsolescence	$2,593	$—	$3,732	$(1,957)	$4,368

Valuation allowance for deferred tax assets	$119,352	$—	$150,470	$(26,594)	$243,228

(1)	Represents allowance of majority-owned subsidiaries acquired during the year ended December 31, 2000.

(2)	Includes the impact of foreign currency translation adjustments.