Form 10-Q
period 2002-03-31
NII HOLDINGS INC
filed 2002-05-15
CIK 1037016

________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 0-32421

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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on April 30, 2002

Class A common stock, $0.001 par value	0
Class B common stock, $0.001 par value	270,382,103

NII HOLDINGS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION.

Item 1.     Financial Statements — Unaudited.

NII HOLDINGS, INC. AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2002 and December 31, 2001
(in thousands)
Unaudited

	2002	2001

ASSETS
Current assets
Cash and cash equivalents	$153,004	$250,250
Restricted cash	69,012	84,041
Accounts receivable, less allowance for doubtful accounts of $23,360 and $24,277.	112,932	116,819
Handset and accessory inventory	15,480	24,486
Prepaid expenses and other	85,746	75,506

Total current assets	436,174	551,102
Property, plant and equipment, net of accumulated depreciation of $63,741 and $48,435.	391,590	350,001
Intangible assets and other, net of accumulated amortization of $6,682 and $0 (note 1)	225,008	227,551
Other assets	81,236	115,766

	$1,134,008	$1,244,420

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable, accrued expenses and other	$353,378	$363,106
Accrued interest	68,131	58,131
Due to related parties	116,507	139,871
Current portion of long-term debt (note 2)	2,705,446	2,665,144

Total current liabilities	3,243,462	3,226,252
Deferred income taxes	18,778	15,134
Deferred revenues	22,282	25,184

Total liabilities	3,284,522	3,266,570
Commitments and contingencies (note 4)
Stockholders’ deficit
Series A exchangeable redeemable preferred stock, 11 shares issued and outstanding; accreted liquidation preference of $1,228,021 and $1,187,569	1,050,300	1,050,300
Common stock, class B, 271,037 shares issued, 270,382 shares outstanding	271	271
Paid-in capital	934,958	934,948
Accumulated deficit	(3,929,046)	(3,774,497)
Treasury stock, at cost, 655 shares	(3,275)	(3,275)
Deferred compensation, net	(860)	(903)
Accumulated other comprehensive loss	(202,862)	(228,994)

Total stockholders’ deficit	(2,150,514)	(2,022,150)

	$1,134,008	$1,244,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three Months Ended March 31, 2002 and 2001
(in thousands, except per share amounts)
Unaudited

	2002	2001

Operating revenues	$199,081	$139,156

Operating expenses
Cost of revenues	80,671	70,763
Selling, general and administrative	93,427	102,457
Restructuring and other charges	5,222	—
Depreciation and amortization	17,356	55,653

	196,676	228,873

Operating income (loss)	2,405	(89,717)

Other income (expense)
Interest expense	(79,730)	(72,530)
Interest income	1,577	4,725
Foreign currency transaction losses, net	(71,479)	(9,761)
Other expense, net	(1,925)	(469)

	(151,557)	(78,035)

Loss before income tax (provision) benefit	(149,152)	(167,752)
Income tax (provision) benefit	(5,397)	488

Net loss	$(154,549)	$(167,264)

Net loss per common share, basic and diluted	$(0.57)	$(0.62)

Weighted average number of common shares outstanding	270,382	271,025

Comprehensive loss, net of income tax
Unrealized loss on available-for-sale securities, net	$—	$(88,795)
Foreign currency translation adjustment	26,132	(45,797)

Other comprehensive income (loss)	26,132	(134,592)
Net loss	(154,549)	(167,264)

	$(128,417)	$(301,856)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2002
(in thousands)
Unaudited

	Series A		Class B							Accumulated
	Preferred Stock		Common Stock				Treasury Stock			Other
					Paid-in	Accumulated			Deferred	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Compensation	Loss	Total

Balance, January 1, 2002	11	$1,050,300	270,382	$271	$934,948	$(3,774,497)	655	$(3,275)	$(903)	$(228,994)	$(2,022,150)
Net loss	—	—	—	—	—	(154,549)	—	—	—	—	(154,549)
Other comprehensive income	—	—	—	—	—	—	—	—	—	26,132	26,132
Deferred compensation	—	—	—	—	10	—	—	—	43	—	53

Balance, March 31, 2002	11	$1,050,300	270,382	$271	$934,958	$(3,929,046)	655	$(3,275)	$(860)	$(202,862)	$(2,150,514)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2002 and 2001
(in thousands)
Unaudited

	2002	2001

Cash flows from operating activities
Net loss	$(154,549)	$(167,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt financing costs and accretion of senior redeemable discount notes	49,578	44,016
Depreciation and amortization	17,356	55,653
Provision for losses on accounts receivable	12,157	8,124
Foreign currency transaction losses, net	71,479	9,762
Deferred income tax benefit	(454)	(963)
Stock-based compensation	53	(561)
Other, net	1,189	905
Change in assets and liabilities:
Accounts receivable	(3,113)	(24,768)
Handset and accessory inventory	8,797	2,070
Prepaid expenses and other assets	(15,579)	(13,962)
Accounts payable, accrued expenses and other	14,584	(1,832)

Net cash provided by (used in) operating activities	1,498	(88,820)

Cash flows from investing activities
Capital expenditures	(71,685)	(156,911)
Payments for acquisitions, purchases of licenses and other	(654)	(21,918)

Net cash used in investing activities	(72,339)	(178,829)

Cash flows from financing activities
(Repayments to) Borrowings from parent, net	(11,639)	15,973
Repayments under long-term credit facilities and other	(7,787)	(8,526)
Transfers to restricted cash	—	(9,952)

Net cash used in financing activities	(19,426)	(2,505)

Effect of exchange rate changes on cash and cash equivalents	(6,979)	1,246

Net decrease in cash and cash equivalents	(97,246)	(268,908)
Cash and cash equivalents, beginning of period	250,250	471,173

Cash and cash equivalents, end of period	$153,004	$202,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

Notes To Condensed Consolidated Financial Statements
Unaudited

Note 1.  Basis of Presentation

      NII Holdings is an indirect, substantially wholly owned subsidiary of Nextel Communications, Inc. Our unaudited condensed consolidated financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission and reflect all adjustments that are necessary for a fair presentation of the results for interim periods. All adjustments made were normal recurring accruals.

      You should read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2001. You should not expect results of operations of interim periods to be an indication of the results for a full year.

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

      Since debt service payments are a significant portion of our current and future commitments and because we do not believe that funds generated from our operating activities or realistically available from other sources will be sufficient to meet our expected commitments, we are continuing to review various alternatives to restructure our outstanding indebtedness. We are currently in discussions with our various creditors regarding the restructuring of our debt obligations. We have retained the investment banking firm of Houlihan Lokey Howard and Zukin Capital to assist us in exploring various strategic alternatives. If we are unable to obtain additional funding and negotiate a successful debt restructuring, we may have to further write-down assets, sell strategic assets, reorganize under Chapter 11 of the United States Bankruptcy Code or take other measures, which could include liquidation of our assets. Our consolidated financial statements do not reflect any adjustments that might specifically result from the outcome of this uncertainty or our debt restructuring activities.

      Cash and Cash Equivalents. We consider all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. A portion of our cash and cash equivalents held by our Brazilian and Argentine operating companies is not available to fund any of the cash needs of NII Holdings or any of our other subsidiaries due to debt covenants contained in agreements related to those operations. The portion of our cash and cash equivalents limited for use in our Brazilian and Argentine operating companies was $22.9 million as of March 31, 2002 and $22.3 million as of December 31, 2001.

      Restricted Cash. Restricted cash represents cash pledged as collateral and cash in escrow designated to fund some of our debt obligations. Restricted cash is not available to fund any of the other cash needs of NII Holdings or any of our subsidiaries.

      Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss represents a cumulative foreign currency translation adjustment of $202.9 million as of March 31, 2002 and $229.0 million as of December 31, 2001.

NII HOLDINGS, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

Notes To Condensed Consolidated Financial Statements — (Continued)

      Supplemental Cash Flow Information.

	Three Months Ended
	March 31,

	2002	2001

	(in thousands)
Capital expenditures, including capitalized interest
Cash paid for capital expenditures	$71,685	$156,911
Changes in capital expenditures accrued and unpaid or financed	(2,419)	62,789

	$69,266	$219,700

Interest costs
Interest expense	$79,730	$72,530
Interest capitalized	3,511	14,715

	$83,241	$87,245

Cash paid for interest, net of amounts capitalized	$20,152	$39,958

      Adoption of SFAS No. 142. In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that we no longer amortize goodwill and intangible assets with indefinite useful lives, but rather test them for impairment at least annually. It also requires that we continue to amortize intangible assets that have finite lives over their estimated useful lives and that we evaluate their estimated remaining useful lives and residual values each reporting period.

      Effective January 1, 2002, we applied the provisions of SFAS No. 142 to all goodwill and intangible assets recognized on our financial statements at that date. Since we wrote off the entire balance of our goodwill as of December 31, 2001 and determined that our licenses and customer lists have finite useful lives, we are not required to and did not perform an impairment test on our intangible assets. Further, we determined that the estimated remaining useful lives and residual values of our intangible assets did not require adjustments. As a result, the adoption of SFAS No. 142 on January 1, 2002 did not have a material impact on our financial position or results of operations.

      Our intangible assets as of March 31, 2002 and December 31, 2001 are as follows:

	March 31, 2002			December 31, 2001

	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value

	(in thousands)
Amortized intangible assets
Licenses	$197,323	$5,669	$191,654	$191,658	$—	$191,658
Customer lists	1,451	1,013	438	814	—	814

Total intangible assets	$198,774	$6,682	192,092	$192,472	$—	192,472

Debt financing costs, net			32,916			35,079

Total intangible assets and other			$225,008			$227,551

      We recorded total amortization expense of $3.1 million for the three months ended March 31, 2002 and $17.6 million for the three months ended March 31, 2001, of which $2.0 million related to goodwill. Had we adopted SFAS No. 142 effective January 1, 2001, and accordingly not amortized goodwill for the three months ended March 31, 2001, our consolidated net loss attributable to common stockholders of $167.3 mil-

NII HOLDINGS, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

Notes To Condensed Consolidated Financial Statements — (Continued)

lion would have been $165.3 million, and our basic and diluted consolidated loss per share attributable to common stockholders of $0.62 would have been $0.61.

      Based solely on the carrying amount of amortized intangible assets existing as of March 31, 2002, we estimate the amortization expense for each of the next five years ending December 31 to be as follows (in thousands):

Estimated
Amortization
Years	Expense

2002	$12,283
2003	11,734
2004	11,734
2005	11,734
2006	11,734

      Actual amortization expense to be reported in future periods could differ from these estimates as a result of changes in exchange rates, license acquisitions and other relevant factors.

      New Accounting Pronouncement. In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires us to classify gains and losses from extinguishments of debt as extraordinary items only if they meet the criteria for such classification in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” These provisions are effective January 1, 2003. Any gain or loss on extinguishment of debt classified as an extraordinary item in prior periods that does not meet the criteria for such classification must be reclassified to other income or expense. Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. We are evaluating the impact of adopting SFAS No. 145 on our financial position and results of operations.

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

      As a result of our adoption of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” we recognized revenues from digital handset sales and equal amounts of cost of revenues during the following periods that are attributable to handset sales previously reported in periods prior to 2000 as follows:

	2002	2001

	(in thousands)
Three months ended March 31	$793	$2,812

NII HOLDINGS, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

Notes To Condensed Consolidated Financial Statements — (Continued)

Note 2.  Debt

	March 31,	December 31,
	2002	2001

	(dollars in thousands)
13.0% senior redeemable discount notes due 2007, net of unamortized discount of $16,587 and $45,988.	$934,876	$905,475
12.125% senior serial redeemable discount notes due 2008, net of unamortized discount of $83,981 and $102,533.	646,019	627,467
12.75% senior serial redeemable notes due 2010, net of unamortized discount of $8,126 and $8,262.	641,874	641,738
International Motorola equipment financing facility	225,000	225,000
International Motorola incremental equipment financing facility	56,650	56,650
Brazil Motorola equipment financing facility	100,000	100,000
Argentina credit facility	67,179	72,222
Motorola Argentina incremental facility	33,591	36,112
Other	257	480

Total debt	2,705,446	2,665,144
Less current portion	(2,705,446)	(2,665,144)

	$—	$—

      Since debt service payments are a significant portion of our current and future commitments and because we do not believe that funds generated from our operating activities or realistically available from other sources will be sufficient to meet our expected commitments, we are continuing to review various alternatives to restructure our currently outstanding indebtedness. On December 31, 2001, our Argentine operating company failed to make a scheduled principal payment of $8.3 million to the lenders under our Argentine credit facility and Motorola Argentina incremental facility, which we refer to collectively as our Argentine credit facilities. This caused a cross default on $381.7 million in aggregate borrowings under our equipment financing facilities with Motorola Credit Corporation, which include our international Motorola equipment financing facility, our international Motorola incremental equipment financing facility and our Brazil Motorola equipment financing facility. On February 1, 2002, we did not make our scheduled $41.4 million interest payment due on our 12.75% senior serial redeemable notes due 2010, of which $650.0 million in aggregate principal amount is outstanding. Subsequently, on March 31, 2002, we did not make a $0.7 million scheduled interest payment due on our $56.7 million international Motorola incremental equipment financing facility. In addition, on March 31, 2002, our Argentine operating company failed to make a second scheduled principal payment of $8.3 million and a scheduled interest payment of $1.5 million to the lenders under our Argentine credit facilities.

      As a result of our default, the entire balance of unpaid principal under our 12.75% senior serial redeemable notes is subject to being declared immediately due and payable together with accrued interest. In addition, as a result of cross default provisions contained in our senior redeemable notes, the entire balance of unpaid principal under our 13.0% senior redeemable discount notes due 2007 and our 12.125% senior redeemable discount notes due 2008 is subject to being declared immediately due and payable, together with accrued interest, thirty days after an acceleration has been declared under any of our other significant indebtedness, all of which is currently in default. No such acceleration has yet been declared. As a result of these events of default and cross default provisions contained in our debt arrangements, our entire debt balance is subject to being declared immediately due and payable. We have therefore classified all of our debt in current liabilities. As of March 31, 2002, the current portion of long-term debt includes $819.1 million due to Nextel Communications and $415.2 million due to Motorola Credit Corporation.

NII HOLDINGS, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

Notes To Condensed Consolidated Financial Statements — (Continued)

      Further, our lenders under the affected facilities are each free to pursue the respective remedies available to them, including, in the case of our vendor and bank credit facilities, seizing our assets and the assets of our subsidiaries that are pledged as collateral. Pledged assets include cash balances in collateral accounts. As of March 31, 2002, we had cash balances in collateral accounts of $57.8 million that was classified in restricted cash. In addition, we had $11.2 million in restricted cash held in escrow to fund some of our debt obligations. In February 2002, one of our creditors seized the full cash balance of $7.9 million that was held in an unrestricted cash collateral account designated for future equity contributions to our Argentine operating company under a capital subscription agreement. About $0.4 million of this amount was used to cover legal costs incurred by the creditor and the remainder was applied to the outstanding principal balance under our Argentine credit facilities.

Note 3.  Significant Events and Transactions

      Argentina Foreign Currency Losses. During the first quarter of 2002, as a result of the devaluation of the Argentine peso, our Argentine operating company recorded $77.3 million in foreign currency transaction losses related to its U.S. dollar-denominated liabilities, primarily our Argentine credit facilities.

      Restructuring and Other Charges. During the first quarter of 2002, our Argentine operating company, our Brazilian operating company and our corporate headquarters further restructured their operations, which included workforce reductions. We recorded a $1.9 million restructuring charge in the first quarter of 2002 related to these actions and $3.3 million in other charges that were incurred and paid to third parties that are assisting us with our ongoing attempts to restructure our indebtedness.

Note 4.  Contingencies

      See “Part II, Item 1. Legal Proceedings” for a discussion of legal matters.

NII HOLDINGS, INC. AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

Notes To Condensed Consolidated Financial Statements — (Continued)

Note 5.  Segment Reporting

      We operate in four reportable segments: (1) Mexico, (2) Brazil, (3) Argentina and (4) Peru. The operations of all other businesses that fall below the reporting thresholds are included in the Corporate and other segment below. The Corporate and other segment includes our Philippine operating company, our Chilean operating companies and our corporate operations in the U.S. We evaluate the performance of these segments and allocate resources to them based on market size, cash generation, growth opportunities and capital investment requirements. We define segment earnings (losses) as earnings before interest, taxes, depreciation and amortization and other charges determined to be non-recurring in nature, such as impairment, restructuring and other charges.

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated

	(in thousands)
Three Months Ended March 31, 2002
Operating revenues	$97,626	$47,280	$29,642	$19,867	$4,748	$(82)	$199,081

Segment earnings (losses)	$26,869	$(1,297)	$3,834	$4,963	$(9,386)	$—	$24,983
Restructuring and other charges	—	(527)	(942)	(23)	(3,730)	—	(5,222)
Depreciation and amortization	(11,203)	(3,020)	(562)	(1,176)	(1,764)	369	(17,356)
Interest expense	(2,341)	(8,356)	(2,898)	(803)	(73,069)	7,737	(79,730)
Interest income	46	6,796	4	6	2,862	(8,137)	1,577
Foreign currency transaction (losses) gains, net	(161)	3,162	(77,253)	(262)	2,838	197	(71,479)
Other (expense) income, net	(621)	(559)	(647)	(187)	89	—	(1,925)

Income (loss) before income tax	$12,589	$(3,801)	$(78,464)	$2,518	$(82,160)	$166	$(149,152)

Capital expenditures	$40,634	$13,174	$7,012	$7,188	$1,258	$—	$69,266

Three Months Ended March 31, 2001
Operating revenues	$52,035	$41,760	$27,146	$13,799	$4,416	$—	$139,156

Segment (losses) earnings	$(2,189)	$(13,320)	$(438)	$215	$(18,332)	$—	$(34,064)
Depreciation and amortization	(13,666)	(18,249)	(10,536)	(6,016)	(7,186)	—	(55,653)
Interest expense	(4,200)	(5,296)	(4,355)	(1,521)	(62,988)	5,830	(72,530)
Interest income	231	6,041	233	54	6,750	(8,584)	4,725
Foreign currency transaction (losses) gains, net	(2,758)	(11,966)	—	18	4,945	—	(9,761)
Other (expense) income, net	(109)	(298)	(239)	(5)	182	—	(469)

Loss before income tax	$(22,691)	$(43,088)	$(15,335)	$(7,255)	$(76,629)	$(2,754)	$(167,752)

Capital expenditures	$51,220	$111,882	$22,161	$26,592	$14,949	$(7,104)	$219,700

March 31, 2002
Property, plant and equipment, net	$280,528	$53,331	$16,197	$40,288	$16,566	$(15,320)	$391,590

Identifiable assets	$561,587	$178,405	$64,204	$102,777	$587,999	$(360,964)	$1,134,008

December 31, 2001
Property, plant and equipment, net	$243,424	$40,004	$31,392	$33,869	$17,001	$(15,689)	$350,001

Identifiable assets	$514,198	$157,137	$134,662	$98,200	$633,386	$(293,163)	$1,244,420

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      The following is a discussion and analysis of:

•	our consolidated financial condition and results of operations for the three-month periods ended March 31, 2002 and 2001; and

•	significant factors that could affect our prospective financial condition and results of operations.

You should read this discussion in conjunction with our 2001 annual report on Form 10-K, including, but not limited to, the discussion regarding our critical and significant accounting policies. Historical results may not indicate future performance. See “Forward Looking Statements.”

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

      We use a transmission technology called integrated digital enhanced network, or iDEN®, developed by Motorola, Inc., to provide our digital mobile services on 800 MHz spectrum holdings in all of our digital markets. This technology allows us to use our spectrum more efficiently and offer multiple digital wireless services integrated on one digital handset device. We are designing our digital mobile networks to support multiple digital wireless services, including:

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

      Our customers may roam throughout the iDEN 800 MHz markets we currently serve, as well as those of Nextel Communications and Nextel Partners, Inc. Our customers may also roam internationally when traveling between our markets and other cities or countries in which either iDEN 800 MHz or GSM 900 MHz networks are operating and which are covered by our roaming arrangements. We currently have about 145 roaming agreements with operators of iDEN 800 MHz and GSM 900 MHz networks in about 75 countries and territories. After we enter into roaming agreements, we and our roaming partners must undertake testing and implementation procedures before roaming can begin. In addition, each operator with whom we enter into a roaming agreement in any given country may have varying service coverage areas; some may operate in metropolitan areas while others may have nationwide service.

      The table below provides an overview of our total and proportionate share of digital handsets in service as of March 31, 2002 and 2001 for all of our markets except for Chile, where we do not currently operate a digital mobile network. For purposes of the table, total digital handsets in service represents all digital handsets in use on the digital mobile networks of each of the listed operating companies. Proportionate digital handsets in service represents our proportionate share of that total, based on our direct and indirect percentage equity ownership interest in the relevant operating company.

	Total Digital Handsets		Proportionate Digital
	In Service		Handsets In Service

	March 31,	March 31,	March 31,	March 31,
Country	2002	2001	2002	2001

	(in thousands)
Brazil	431	383	431	383
Mexico	423	273	423	273
Argentina	185	153	185	153
Peru	117	81	117	81

Total Latin America	1,156	890	1,156	890
Philippines	52	45	31	27

Total operating companies	1,208	935	1,187	917

Recent Developments

      In view of the capital constrained environment and our lack of funding sources, during the fourth quarter of 2001, we undertook an extensive review of our business plan and determined to pursue a less aggressive growth strategy that targets conservation of cash resources by slowing enhancement and expansion of our networks and reducing subscriber growth and operating expenses.

      Our limited sources of available funding have required us to significantly reduce the financing of continued subscriber growth and network expansion in most of our markets. We are focusing substantially all of our available funding toward continuing the growth of our Mexican operations. We made this decision based on our Mexican operating company’s operating performance, future prospects and economic conditions in Mexico, as well as other relevant factors. During 2002, we have been providing substantially less funding to our other markets in Brazil, Argentina and Peru and have ceased funding to our Philippine operating company. As a result, growth in these markets has slowed considerably compared to historical growth levels. We expect that this trend towards significantly slower growth in these markets will continue for the foreseeable future. Our primary objectives with respect to our markets other than Mexico are to minimize operating costs and capital expenditures and maximize cash resources and segment earnings. However, if our funding needs are not met on a timely basis, or at all, we may not be able to provide our Mexican operating company with sufficient financing to continue the growth of its operations as currently planned. See “Future Capital Needs and Resources.” As a result, actual results for our Mexican operations could differ significantly from current expectations. Further, although one of the primary objectives of our revised business plan is to maximize segment earnings, we cannot be sure that we will be successful in effectively implementing our revised business plan. See “Forward Looking Statements.”

      Since debt service payments are a significant portion of our current and future commitments and because we do not believe that funds generated from our operating activities or realistically available from other sources will be sufficient to meet our expected commitments, we are continuing to review various alternatives to restructure our currently outstanding indebtedness. On December 31, 2001, our Argentine operating company failed to make a scheduled principal payment of $8.3 million to the lenders under our Argentine credit facilities. This caused a cross default on $381.7 million in aggregate borrowings under our equipment financing facilities with Motorola Credit Corporation, which include our international Motorola equipment financing facility, our international Motorola incremental equipment financing facility and our Brazil Motorola equipment financing facility. On February 1, 2002, we did not make our scheduled $41.4 million interest payment due on our 12.75% senior serial redeemable notes due 2010, of which $650.0 million in aggregate principal amount is outstanding. Subsequently, on March 31, 2002, we did not make a $0.7 million scheduled interest payment due on our $56.7 million international Motorola incremental equipment financing facility. In addition, on March 31, 2002, our Argentine operating company failed to make a second scheduled principal payment of $8.3 million and a scheduled interest payment of $1.5 million to the lenders under our Argentine credit facilities.

      We decided not to make these payments as part of the cash preservation initiative associated with our undertaking to restructure our debts and implement a revised business plan. We do not intend to make additional principal or interest payments on any of our outstanding debt while we continue our restructuring activities. As a result of our default, the entire balance of unpaid principal under our 12.75% senior serial redeemable notes is subject to being declared immediately due and payable together with accrued interest. In addition, as a result of cross default provisions contained in our senior redeemable notes, the entire balance of unpaid principal under our 13.0% senior redeemable discount notes due 2007 and our 12.125% senior redeemable discount notes due 2008 is subject to being declared immediately due and payable, together with accrued interest, thirty days after an acceleration has been declared under any of our other significant indebtedness, all of which is currently in default. No such acceleration has yet been declared.

      As a result of our defaults, our lenders under the affected facilities are each free to pursue the respective remedies available to them, including, in the case of our vendor and bank credit facilities, seizing our assets and the assets of our subsidiaries that are pledged as collateral. Pledged assets include cash balances in collateral accounts. As of March 31, 2002, we had cash balances in collateral accounts of $57.8 million that was classified in restricted cash. In addition, we had $11.2 million in restricted cash held in escrow to fund some of our debt obligations. In February 2002, one of our creditors seized the full cash balance of $7.9 million that was held in an unrestricted cash collateral account designated for future equity contributions to our Argentine operating company under a capital subscription agreement. About $0.4 million of this amount was used to cover legal costs incurred by the creditor and the remainder was applied to the outstanding principal balance under our Argentine credit facilities.

      We are continuing discussions with our various creditors regarding the restructuring of our debt obligations, which total about $2.71 billion. If we are unable to obtain additional funding and negotiate a successful debt restructuring, we may have to further write down assets, sell strategic assets, reorganize under Chapter 11 of the United States Bankruptcy Code or take other measures, which could include liquidation of our assets. Additionally, we could experience adverse impacts to our business, including but not limited to, losses of customer accounts, top sales agents, indirect dealers and key management personnel. We may also lose government and regulatory support for various initiatives that we believe are critical to our success. In addition, our independent auditors issued a “going concern” opinion with respect to our consolidated financial statements for the year ended December 31, 2001, which indicates that, in their opinion, substantial doubt exists about our ability to continue operating. We have retained an investment banking firm to assist us in exploring various strategic alternatives.

      Our operations in Argentina continue to be negatively affected by the adverse economic conditions existing in that country, including a sharp economic slowdown, business closures, banking restrictions and significant currency volatility. As a result of the financial difficulties facing our customers in Argentina and our policies related to suspension and deactivation of nonpaying customers, our Argentine operating company has experienced increased customer churn rates. Further, as a result of the devaluation of the Argentine peso, during the first quarter of 2002, our Argentine operating company recorded $77.3 million in foreign currency transaction losses related to its U.S. dollar-denominated liabilities, primarily our Argentine credit facilities. In addition, the Argentine peso to U.S. dollar exchange rate has continued to decline in value subsequent to the end of the first quarter of 2002, which will likely result in further foreign currency transaction losses in the second quarter of 2002 and which could continue into the foreseeable future.

      During the first quarter of 2002, our Argentine operating company, our Brazilian operating company and our corporate headquarters further restructured their operations, which included workforce reductions. We recorded a $1.9 million restructuring charge in the first quarter of 2002 related to these actions. We also recorded $3.3 million in other charges that were incurred and paid to third parties that are assisting us with our ongoing attempts to restructure our indebtedness. We expect to incur additional charges as we continue these efforts.

      In April 2002, Messrs. Conway, Donahue, Judson and Weibling, all of whom are affiliated with Nextel Communications or its affiliates, resigned from our board of directors.

Results of Operations

      Operating revenues primarily consist of wireless service revenues and revenues generated from the sale of digital handsets and accessories. Service revenues primarily include fixed monthly access charges for digital mobile telephone, digital two-way radio and other services, and variable charges for airtime and digital two-way radio usage in excess of plan minutes and long-distance charges derived from calls placed by our customers.

      We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts. We recognize excess usage and long distance revenue at contractual rates per minute as minutes are used. We recognize revenue from accessory sales when title passes, upon delivery of the accessory to the customer. We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimable losses.

      We recognize revenue from handset sales on a straight-line basis over the expected customer relationship periods of up to four years, starting when the customer has taken title. Therefore, digital handset revenues recognized in the current period largely reflect amortization of digital handset sales that occurred and were deferred in prior periods. Our wireless service is essential to the functionality of our handsets due to the fact that the handsets can, with very limited exceptions, only be used on our digital mobile networks. Accordingly, this multiple element arrangement is not accounted for separately.

      Cost of revenues primarily includes the cost of providing wireless services and the cost of digital handset and accessory sales. Cost of providing wireless services consists primarily of costs of interconnection with local exchange carrier facilities and direct switch and transmitter and receiver site costs, such as property taxes, insurance costs, utility costs and rent for the network switches and sites used to operate our digital mobile networks. Interconnection costs have fixed and variable components. The fixed component of interconnection costs consists of monthly flat-rate fees for facilities leased from local exchange carriers. The variable component of interconnection costs, which fluctuates in relation to the level of wireless calls, generally consists of per-minute use fees charged by wireline and wireless providers for wireless calls terminating on their networks. Cost of digital handset and accessory sales consists primarily of the cost of the handset and accessories, order fulfillment and installation related expenses and write-downs of digital handset and related accessory inventory for shrinkage. We recognize the costs of handset sales over the expected customer relationship periods of up to four years in amounts equal to revenue recognized from handset sales. We expense as incurred the cost of handset sales in excess of revenue generated, which we refer to as the handset subsidy. Therefore, cost of digital handset sales recognized in the current period is primarily impacted by the handset subsidy generated by that period’s handset sales.

      Our operating revenues and the variable component of the cost of handset and accessory sales are primarily driven by the number of digital handsets sold and not necessarily by the number of customers, as one customer may purchase one or many digital handsets.

      We refer to our operating companies with reference to the countries in which they operate, such as Nextel Mexico, Nextel Brazil, Nextel Argentina, Nextel Peru and Nextel Philippines. The table below provides a summary of the results for each of our reportable segments for the three-month period ended March 31, 2002. We define segment earnings (losses) as earnings before interest, taxes, depreciation and amortization and other charges determined to be non-recurring in nature, such as impairment, restructuring and other charges.

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

	(dollars in thousands)
Nextel Mexico	$97,626	49%	$(32,396)	40%	$(38,361)	41%	$26,869
Nextel Brazil	47,280	24%	(26,831)	33%	(21,746)	23%	(1,297)
Nextel Argentina	29,642	15%	(9,195)	12%	(16,613)	18%	3,834
Nextel Peru	19,867	10%	(9,052)	11%	(5,852)	6%	4,963
Corporate & other	4,748	2%	(3,279)	4%	(10,855)	12%	(9,386)
Intercompany eliminations	(82)	—	82	—	—	—	—

Total consolidated	$199,081	100%	$(80,671)	100%	$(93,427)	100%	$24,983

      A discussion of the results of operations in each of our reportable segments is provided below.

          a. Nextel Mexico

		% of		% of
		Nextel		Nextel	Change from
		Mexico’s		Mexico’s	Previous Year
	March 31,	Operating	March 31,	Operating
	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in thousands)
Operating revenues	$97,626	100%	$52,035	100%	$45,591	88%
Cost of revenues	(32,396)	(33)%	(23,884)	(46)%	(8,512)	36%

Gross margin	65,230	67%	28,151	54%	37,079	132%
Selling and marketing expenses	(19,030)	(19)%	(17,283)	(33)%	(1,747)	10%
General and administrative expenses	(19,331)	(20)%	(13,057)	(25)%	(6,274)	48%

Segment earnings (losses)	$26,869	28%	$(2,189)	(4)%	$29,058	NM

NM-Not Meaningful

1. Operating revenues

      The $45.6 million or 88% increase in Nextel Mexico’s operating revenues for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 consists of a $44.5 million or 89% increase in wireless service and other revenues to $94.7 million and a $1.1 million or 61% increase in digital handset and accessory sales revenues to $2.9 million.

      The 89% increase in wireless service and other revenues is primarily due to the following:

•	an 80% increase in the average number of digital handsets in service during the three months ended March 31, 2002 compared to the three months ended March 31, 2001, primarily due to the expansion of service coverage areas in Mexico and a continued emphasis on increasing brand awareness; and

•	the successful introduction of new monthly service plans that have generated higher average monthly revenues per digital handset in service.

      While handset sales in Mexico decreased from the three months ended March 31, 2001 to the three months ended March 31, 2002, digital handset and accessory sales revenues increased because of revenues recognized from handset sales that occurred and were deferred in prior periods.

2. Cost of revenues

      The $8.5 million or 36% increase in Nextel Mexico’s cost of revenues for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 consists of an $8.1 million or 75%

increase in cost of providing wireless services to $18.9 million and a $0.4 million or 3% increase in cost of digital handset and accessory sales to $13.5 million.

      The 75% increase in cost of providing wireless services is primarily attributable to the following factors:

•	an increase in variable costs related to interconnect fees resulting from a 73% increase in total system minutes of use from the three months ended March 31, 2001 to the three months ended March 31, 2002, principally due to the larger number of handsets in service; and

•	an increase in fixed costs related to direct switch and transmitter and receiver site costs, including rent, utility costs and insurance costs that Nextel Mexico incurred due to a 57% increase in the number of transmitter and receiver sites in service from March 31, 2001 to March 31, 2002, as well as increased expenses related to the addition of a new switch in Mexico.

      Nextel Mexico subsidizes handset sales to attract new customers and offers handset upgrades and other retention inducements to retain existing customers. The 3% increase in Nextel Mexico’s cost of digital handset and accessory sales is primarily due to costs recognized from handset sales that occurred and were deferred in prior periods partially offset by a decrease in the handset subsidy. Nextel Mexico’s total handset subsidy decreased from the three months ended March 31, 2001 to the three months ended March 31, 2002 primarily due to a 19% decrease in the number of handsets sold, partially offset by an increase in the average subsidy on a per handset basis due to an increase in volume-based promotions.

3. Selling and marketing expenses

      The $1.7 million or 10% increase in Nextel Mexico’s selling and marketing expenses for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 is primarily due to $2.3 million in reimbursements for marketing expenses that Nextel Mexico earned in the first quarter of 2001, which reduced its total selling and marketing expenses. Without giving effect to these reimbursements, Nextel Mexico’s selling and marketing expenses would have decreased $0.6 million or 3% from $19.6 million to $19.0 million from the three months ended March 31, 2001 to the three months ended March 31, 2002, primarily as a result of the following:

•	a decrease of $0.1 million or 1% in commissions earned by indirect dealers and distributors as a result of a 19% decrease in digital handsets sold through indirect channels from the three months ended March 31, 2001 to the three months ended March 31, 2002, partially offset by higher average commissions paid per handset sold by indirect dealers;

•	a decrease of $0.3 million or 6% in advertising expenses partially due to Nextel Mexico’s increased focus on less costly advertising programs; and

•	a decrease of $0.2 million or 2% in payroll and related expenses for sales and marketing, primarily attributable to a decrease in commissions earned by direct dealers resulting from a 19% decrease in digital handsets sold through direct channels.

4. General and administrative expenses

      The $6.3 million or 48% increase in Nextel Mexico’s general and administrative expenses for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 is primarily a result of the following:

•	an increase of $3.7 million or 42% in personnel, information technology, facilities and general corporate expenses to support growth in operations and expansion into new geographic service areas during 2001;

•	an increase of $0.6 million or 30% in bad debt expense, which decreased as a percentage of operating revenues from 3.8% for the three months ended March 31, 2001 to 2.7% for the three months ended March 31, 2002, primarily due to the implementation of stricter payment requirements that led to improved collection efforts; and

•	an increase of $2.0 million or 92% in expenses related to billing, collection, customer retention and customer care activities, primarily due to an increase in customer care headcount to support a larger customer base, as well as costs associated with a new facility that houses Nextel Mexico’s customer care operations.

     b. Nextel Brazil

		% of		% of
		Nextel		Nextel	Change from
		Brazil’s		Brazil’s	Previous Year
	March 31,	Operating	March 31,	Operating
	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in thousands)
Operating revenues	$47,280	100%	$41,760	100%	$5,520	13%
Cost of revenues	(26,831)	(57)%	(25,046)	(60)%	(1,785)	7%

Gross margin	20,449	43%	16,714	40%	3,735	22%
Selling and marketing expenses	(7,947)	(17)%	(14,856)	(36)%	6,909	(47)%
General and administrative expenses	(13,799)	(29)%	(15,178)	(36)%	1,379	(9)%

Segment losses	$(1,297)	(3)%	$(13,320)	(32)%	$12,023	90%

      In accordance with generally accepted accounting principles in the United States, we translated Nextel Brazil’s results of operations for the first quarter of 2002 using the average exchange rate for the period, which decreased about 18% from the three months ended March 31, 2001 to the three months ended March 31, 2002. As a result, the components of Nextel Brazil’s results of operations for the first quarter of 2002 after translation into U.S. dollars reflect significant decreases as compared to its results of operations for the first quarter of 2001, taking into consideration our one-month lag financial reporting policy for our non-U.S. subsidiaries.

1. Operating revenues

      The $5.5 million or 13% increase in Nextel Brazil’s operating revenues for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 consists of a $6.0 million or 16% increase in wireless service and other revenues to $44.2 million, partially offset by a $0.5 million or 14% decrease in digital handset and accessory sales revenues to $3.1 million.

      The 16% increase in wireless service and other revenues is primarily due to the following:

•	a 35% increase in the average number of digital handsets in service during the three months ended March 31, 2002 compared to the three months ended March 31, 2001, primarily due to the expansion of service coverage areas in Brazil since March 2001; and

•	the successful introduction of new monthly service plans that have generated higher average monthly revenues per digital handset in service.

The increase in wireless service and other revenues was partially offset by the currency translation effect previously described.

      In April 2002, Nextel Brazil began collecting revenues from calling party pays agreements that it signed and implemented with fixed line and wireless operators. Nextel Brazil will record revenues collected from these operators beginning in the second quarter of 2002. While Nextel Brazil is actively negotiating the full implementation of calling party pays agreements with the remaining fixed line and wireless operators, we cannot be sure that Nextel Brazil will be able to successfully negotiate additional agreements.

      Digital handset and accessory sales revenues decreased primarily due to the currency translation effect previously described, partially offset by revenues recognized from handset sales that occurred and were deferred in prior periods.

2. Cost of revenues

      The $1.8 million or 7% increase in Nextel Brazil’s cost of revenues for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 consists of a $6.7 million or 50% increase in cost of providing wireless services to $20.0 million, partially offset by a $4.9 million or 42% decrease in cost of digital handset and accessory sales to $6.8 million.

      The 50% increase in cost of providing wireless services is primarily attributable to the following factors:

•	an increase in variable costs related to interconnect fees resulting from a 60% increase in total system minutes of use from the three months ended March 31, 2001 to the three months ended March 31, 2002, principally due to the larger number of handsets in service; and

•	an increase in fixed costs related to direct switch and transmitter and receiver site costs, including rent, utility costs, property taxes and insurance costs that Nextel Brazil incurred due to a 17% increase in the number of transmitter and receiver sites in service from March 31, 2001 to March 31, 2002, increases in electric utility rates and increased expenses related to the addition of a new switch in Brazil.

These increases were partially offset by the currency translation effect previously described.

      Nextel Brazil subsidizes handset sales to attract new customers and offers handset upgrades and other retention inducements to retain existing customers. Nextel Brazil’s total handset subsidy decreased from the three months ended March 31, 2001 to the three months ended March 31, 2002 primarily due to a 51% decrease in the number of handsets sold and the currency translation effect previously described.

3. Selling and marketing expenses

      The $6.9 million or 47% decrease in Nextel Brazil’s selling and marketing expenses for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 is primarily due to the following:

•	a decrease of $3.9 million or 43% in payroll and related expenses for sales and marketing, primarily attributable to a decrease in commissions earned by direct dealers resulting from a 52% decrease in digital handsets sold through direct channels and a decrease in the average commission paid for handsets sold, as well as a decrease in sales and marketing headcount;

•	a decrease of $2.0 million or 61% in commissions earned by indirect dealers and distributors, primarily as a result of a 51% decrease in digital handsets sold through indirect channels from the three months ended March 31, 2001 to the three months ended March 31, 2002; and

•	a decrease of $3.3 million or 68% in advertising expenses due to Nextel Brazil’s increased focus on less costly advertising programs, partially offset by a $2.3 million decrease in reimbursements earned for marketing expenses.

The currency translation effect previously described also contributed to these decreases.

4. General and administrative expenses

      The $1.4 million or 9% decrease in Nextel Brazil’s general and administrative expenses for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 is primarily a result of the following:

•	a decrease of $2.1 million or 25% in personnel, information technology, facilities and general corporate expenses; and

•	a decrease of $0.1 million or 2% in bad debt expense, which declined slightly as a percentage of revenues from 10.1% for the three months ended March 31, 2001 to 8.8% for the three months ended March 31, 2002.

These decreases were partially offset by an increase of $0.8 million or 35% in billing, collection, customer retention and customer care activities due to an increase in customer care headcount to support a larger customer base. The currency translation effect previously described also contributed to these changes.

     c. Nextel Argentina

		% of		% of
		Nextel		Nextel	Change from
		Argentina’s		Argentina’s	Previous Year
	March 31,	Operating	March 31,	Operating
	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in thousands)
Operating revenues	$29,642	100%	$27,146	100%	$2,496	9%
Cost of revenues	(9,195)	(31)%	(11,654)	(43)%	2,459	(21)%

Gross margin	20,447	69%	15,492	57%	4,955	32%
Selling and marketing expenses	(4,701)	(16)%	(7,714)	(29)%	3,013	(39)%
General and administrative expenses	(11,912)	(40)%	(8,216)	(30)%	(3,696)	45%

Segment earnings (losses)	$3,834	13%	$(438)	(2)%	$4,272	NM

NM-Not Meaningful

      In accordance with generally accepted accounting principles in the United States, we translated Nextel Argentina’s results of operations for the first quarter of 2002 using the average exchange rate for the period, which decreased about 39% from the three months ended March 31, 2001 to the three months ended March 31, 2002, taking into consideration our one-month lag financial reporting policy for our non-U.S. subsidiaries. As a result, the components of Nextel Argentina’s results of operations for the first quarter of 2002 reflect significant decreases after translation into U.S. dollars, while the results of operations for the first quarter of 2001 do not reflect any such decreases since the U.S. dollar to Argentine peso exchange rate was pegged at one-to-one at that time. The ongoing devaluation of the Argentine peso is expected to continue to adversely affect Nextel Argentina’s results of operations in future periods in both local currency, because of the slowing economy, and U.S. dollars, because of the impact of translation.

      Nextel Argentina’s operations continue to be impacted by the adverse economic conditions existing in Argentina, including a sharp economic downturn, business closures, banking restrictions and significant currency volatility. As a result of the financial difficulties facing its customers and its policies related to suspension and deactivation of nonpaying customers, Nextel Argentina has experienced increased customer churn rates.

      By law, Nextel Argentina is required to charge its customers in local currency. While Nextel Argentina has adjusted the local currency prices of its handsets and services as a result of the devaluation, it has not adjusted prices established by contracts entered into prior to January 7, 2002. Nextel Argentina implemented a contingency plan in December 2001 to respond effectively to the needs of its customers, employees, vendors and financial supporters under unpredictable and challenging conditions. Key elements of the contingency plan include the introduction of new handset leasing and pricing plans designed to retain customers. We cannot be sure that the contingency plan will be effective in mitigating, in part, customer churn or the impact of the adverse economic conditions in Argentina. See “Forward Looking Statements.”

1. Operating revenues

      The $2.5 million or 9% increase in Nextel Argentina’s operating revenues for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 consists of a $2.3 million or 9% increase in wireless service and other revenues to $28.3 million and a $0.2 million or 18% increase in digital handset and accessory sales and leasing revenues to $1.3 million.

      The 9% increase in wireless service and other revenues is primarily due to the following:

•	a 48% increase in the average number of digital handsets in service during the three months ended March 31, 2002 compared to the three months ended March 31, 2001, primarily due to the expansion of service coverage areas in Argentina since March 2001; and

•	the successful introduction of new monthly service plans that have generated higher average monthly revenues per digital handset in service.

      The increase in wireless service and other revenues was partially offset by the previously described currency translation effect associated with the devaluation of the Argentine peso.

      While handset sales in Argentina decreased from the three months ended March 31, 2001 to the three months ended March 31, 2002, digital handset and accessory sales and leasing revenues increased primarily due to an increase in revenues recognized from handset sales that occurred and were deferred in prior periods, partially offset by the previously described currency translation effect associated with the devaluation of the Argentine peso.

2. Cost of revenues

      The $2.5 million or 21% decrease in Nextel Argentina’s cost of revenues for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 consists of a $2.9 million or 49% decrease in cost of digital handset and accessory sales to $3.0 million, partially offset by a $0.4 million or 7% increase in cost of providing wireless services to $6.2 million.

      Nextel Argentina subsidizes handset sales to attract new customers and offers handset upgrades and other retention inducements to retain existing customers. Nextel Argentina’s total handset subsidy decreased from the three months ended March 31, 2001 to the three months ended March 31, 2002, primarily due to a 39% decrease in the number of handsets sold and leased and the previously described currency translation effect associated with the devaluation of the Argentine peso.

      Since our purchases of handsets are required to be paid in U.S. dollars, we expect that our cost of digital handset and accessory sales will be adversely affected in future periods.

      The 7% increase in cost of providing wireless services is primarily attributable to the following factors:

•	an increase in variable costs related to interconnect fees resulting from a 78% increase in total system minutes of use from the three months ended March 31, 2001 to the three months ended March 31, 2002, principally due to the larger number of handsets in service; and

•	an increase in fixed costs related to direct switch and transmitter and receiver site costs, including rent, utility costs, property taxes and insurance costs that Nextel Argentina incurred due to a 21% increase in the number of transmitter and receiver sites in service from March 31, 2001 to March 31, 2002, as well as increased expenses related to the addition of a new switch in Argentina.

      The increase in cost of providing wireless services was partially offset by the previously described currency translation effect associated with the devaluation of the Argentine peso.

3. Selling and marketing expenses

      The $3.0 million or 39% decrease in Nextel Argentina’s selling and marketing expenses for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 is primarily due to the following:

•	a decrease of $2.0 million or 46% in payroll and related expenses for sales and marketing, primarily attributable to a decrease in commissions earned by direct dealers resulting from a 52% decrease in digital handsets sold through direct channels and a decrease in the average commission paid for handsets sold;

•	a decrease of $1.4 million or 48% in commissions earned by indirect dealers and distributors, primarily as a result of a 29% decrease in digital handsets sold through indirect channels from the three months ended March 31, 2001 to the three months ended March 31, 2002; and

•	a decrease of $0.6 million or 41% in advertising expenses due to Nextel Argentina’s increased focus on less costly advertising programs, offset by a $1.0 million decrease in reimbursements for marketing expenses earned.

The currency translation effect associated with the devaluation of the Argentine peso described above also contributed to these decreases.

4. General and administrative expenses

      The $3.7 million or 45% increase in Nextel Argentina’s general and administrative expenses for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 is primarily a result of the following:

•	an increase of $3.5 million or 270% in bad debt expense, which increased as a percentage of revenues from 4.7% for the three months ended March 31, 2001 to 16.1% for the three months ended March 31, 2002 as a result of the deteriorating economic conditions in Argentina; and

•	an increase of $0.2 million or 5% in personnel, information technology, facilities and general corporate expenses.

      The increase in general and administrative expenses was partially offset by the foreign currency translation effect associated with the devaluation of the Argentine peso described above.

     d. Nextel Peru

		% of		% of
		Nextel		Nextel	Change from
		Peru’s		Peru’s	Previous Year
	March 31,	Operating	March 31,	Operating
	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in thousands)
Operating revenues	$19,867	100%	$13,799	100%	$6,068	44%
Cost of revenues	(9,052)	(46)%	(6,482)	(47)%	(2,570)	40%

Gross margin	10,815	54%	7,317	53%	3,498	48%
Selling and marketing expenses	(2,372)	(12)%	(3,210)	(23)%	838	(26)%
General and administrative expenses	(3,480)	(17)%	(3,892)	(28)%	412	(11)%

Segment earnings	$4,963	25%	$215	2%	$4,748	NM

NM-Not Meaningful

1. Operating revenues

      The $6.1 million or 44% increase in Nextel Peru’s operating revenues for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 consists of a $5.9 million or 44% increase in wireless service and other revenues to $19.4 million and a $0.2 million or 67% increase in digital handset and accessory sales revenues to $0.5 million.

      The 44% increase in wireless service and other revenues is primarily due to a 59% increase in the average number of digital handsets in service during the three months ended March 31, 2002 compared to the three months ended March 31, 2001, primarily due to the expansion of service coverage areas in Peru. This increase was partially offset by a decrease in average monthly revenues per digital handset in service, primarily resulting from the implementation of more competitive service pricing plans targeted at meeting Nextel Peru’s customers’ needs.

      While handset sales in Peru decreased from the three months ended March 31, 2001 to the three months ended March 31, 2002, digital handset and accessory sales revenue increased primarily due to revenues recognized from handset sales that occurred and were deferred in prior periods.

2. Cost of revenues

      The $2.6 million or 40% increase in Nextel Peru’s cost of revenues for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 consists of a $3.2 million or 114% increase in cost of providing wireless services to $6.0 million, offset by a $0.6 million or 16% decrease in cost of digital handset and accessory sales to $3.1 million.

      The 114% increase in cost of providing wireless services is primarily the result of the following:

•	an increase in variable costs related to interconnect fees resulting from a 76% increase in total system minutes of use from the three months ended March 31, 2001 to the three months ended March 31, 2002, primarily due to the larger number of handsets in service; and

•	an increase in fixed costs related to direct switch and transmitter and receiver site costs, including rent, utility costs, property taxes and insurance costs that Nextel Peru incurred due to a 165% increase in the number of transmitter and receiver sites in service from March 31, 2001 to March 31, 2002.

      Nextel Peru subsidizes handset sales to attract new customers and offers handset upgrades and other retention inducements to retain existing customers. Nextel Peru’s total handset subsidy decreased from the three months ended March 31, 2001 to the three months ended March 31, 2002 primarily due to a 17% decrease in the number of handsets sold, as well as a decrease in the average subsidy on a per handset basis.

3. Selling and marketing expenses

      The $0.8 million or 26% decrease in Nextel Peru’s selling and marketing expenses for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 is primarily due to the following:

•	a decrease of $0.4 million or 46% in commissions earned by indirect dealers and distributors as a result of a 17% decrease in digital handsets sold through indirect channels from the three months ended March 31, 2001 to the three months ended March 31, 2002, as well as a decrease in the average commission paid per handset sold by indirect dealers;

•	a decrease of $0.4 million or 26% in payroll and related expenses for sales and marketing, including direct commissions, primarily attributable to a decrease in commissions earned by direct dealers, resulting from an 18% decrease in digital handsets sold through direct channels; and

•	a decrease of $0.7 million or 64% in advertising expenses, primarily due to Nextel Peru’s increased focus on less costly advertising programs.

These decreases were partially offset by a $0.7 million decrease in reimbursements earned for marketing expenses.

4. General and administrative expenses

      The $0.4 million or 11% decrease in Nextel Peru’s general and administrative expenses for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 was primarily the result of the following:

•	a decrease of $0.3 million or 13% in personnel, information technology, facilities and general corporate expenses in connection with our less aggressive growth strategy that targets cash conservation; and

•	a decrease of $0.1 million or 8% in expenses related to billing, collection, customer retention and customer care activities.

      Nextel Peru’s bad debt expense remained flat, but decreased as a percentage of operating revenues from 1.7% for the three months ended March 31, 2001 to 1.2% for the three months ended March 31, 2002, primarily due to improved collection efforts.

     e. Corporate and other

      Corporate and other includes Nextel Philippines, our Chilean operating companies and our corporate operations in the U.S.

		% of		% of
		Corporate		Corporate	Change from
		and other		and other	Previous Year
	March 31,	Operating	March 31,	Operating
	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in thousands)
Operating revenues	$4,748	100%	$4,416	100%	$332	8%
Cost of revenues	(3,279)	(69)%	(3,697)	(84)%	418	(11)%

Gross margin	1,469	31%	719	16%	750	104%
Selling and marketing expenses	(1,548)	(33)%	(3,987)	(90)%	2,439	(61)%
General and administrative expenses	(9,307)	(196)%	(15,064)	(341)%	5,757	(38)%

Segment losses	$(9,386)	(198)%	$(18,332)	(415)%	$8,946	49%

      Corporate and other operating revenues and cost of revenues are primarily comprised of the results of operations reported by Nextel Philippines.

1. Operating revenues

      The $0.3 million or 8% increase in operating revenues for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 is primarily due to an increase in the average number of digital handsets in service in the Philippines.

2. Cost of revenues

      The $0.4 million or 11% decrease in cost of revenues for three months ended March 31, 2002 compared to the three months ended March 31, 2001 is primarily attributable to a decrease in cost of digital handset and accessory sales as a result of a 87% decrease in the number of handsets sold in the Philippines from the three months ended March 31, 2001 to the three months ended March 31, 2002, partially offset by an increase in the cost of providing wireless services.

3. Selling and marketing expenses

      The $2.4 million or 61% decrease in selling and marketing expenses for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 is primarily due to a decrease in commissions earned by direct and indirect dealers resulting from the 87% decrease in digital handsets sold in the Philippines from the three months ended March 31, 2001 to the three months ended March 31, 2002.

4. General and administrative expenses

      The $5.8 million or 38% decrease in general and administrative expenses for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 is primarily a result of a decrease in personnel, information technology, facilities and general corporate expenses in both the Philippines and at the corporate level.

     f. Depreciation and Amortization — Consolidated

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	March 31,	Operating	March 31,	Operating
	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in thousands)
Depreciation	$14,296	7%	$38,040	27%	$(23,744)	(62)%
Amortization	3,060	2%	17,613	13%	(14,553)	(83)%

Depreciation and amortization	$17,356	9%	$55,653	40%	$(38,297)	(69)%

      Depreciation decreased $23.7 million or 62% from the three months ended March 31, 2001 to the three months ended March 31, 2002, primarily as a result of about $1.1 billion in fixed asset impairment charges that we recorded during the fourth quarter of 2001. These impairment charges reduced the cost bases of substantially all of our fixed assets. As a result, we expect that depreciation in the remainder of 2002 will continue to be less than amounts recorded in comparable periods of 2001.

      Amortization decreased $14.6 million or 83% from the three months ended March 31, 2001 to the three months ended March 31, 2002, primarily as a result of $634.9 million in intangible asset impairment charges that we recorded during the fourth quarter of 2001. These impairment charges reduced the cost bases of substantially all of our intangible assets. As a result, we expect that amortization in the remainder of 2002 will continue to be less than amounts recorded in comparable periods of 2001.

     g. Restructuring and Other Charges, and Other Income (Expense) — Consolidated

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	March 31,	Operating	March 31,	Operating
	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in thousands)
Restructuring and other charges	$5,222	3%	$—	0%	$5,222	NM
Interest expense	(79,730)	(40)%	(72,530)	(52)%	(7,200)	10%
Interest income	1,577	1%	4,725	3%	(3,148)	(67)%
Foreign currency transaction losses, net	(71,479)	(36)%	(9,762)	(7)%	(61,717)	NM
Other expense, net	(1,925)	(1)%	(468)	0%	(1,457)	311%
Income tax (provision) benefit	(5,397)	(3)%	488	0%	(5,885)	NM

NM-Not Meaningful

1. Restructuring and other charges

      During the first quarter of 2002, Nextel Argentina, Nextel Brazil and our corporate headquarters further restructured their operations, which included workforce reductions. We recorded a $1.9 million restructuring charge in the first quarter of 2002 related to these actions and $3.3 million in other charges that were incurred and paid to third parties that are assisting us with our ongoing attempts to restructure our indebtedness.

2. Interest expense

      The increase in interest expense for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 is primarily due to an increase in accreted interest on our senior discount notes.

3. Interest income

      The decrease in interest income for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 is due to a decrease in our average invested cash balances outstanding during the three months ended March 31, 2002 compared to the three months ended March 31, 2001, as well as a decrease in average interest rates in effect over the same periods.

4. Foreign currency transaction losses, net

      The increase in foreign currency transaction losses from the three months ended March 31, 2001 to the three months ended March 31, 2002 is primarily due to the significant devaluation of the Argentine peso relative to the U.S. dollar as a result of the current economic environment in Argentina.

5. Other expense, net

      The increase in other expense, net for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 is primarily due to dividends we received during the three months ended March 31, 2001 related to our investment in TELUS Corporation, which we sold during the fourth quarter of 2001.

6. Income tax (provision) benefit

      The change from income tax benefit for the three months ended March 31, 2001 to income tax provision for the three months ended March 31, 2002 is primarily due to a reduction in tax benefits from the differences between financial reporting bases and tax bases of our licenses. Most of these differences were eliminated in connection with the asset impairment charges we recorded in the fourth quarter of 2001.

Liquidity and Capital Resources

      As a result of the classification of all of our debt in current liabilities, we had a working capital deficit of about $2.81 billion as of March 31, 2002 and about $2.68 billion as of December 31, 2001.

      We incurred net losses of $167.3 million during the three months ended March 31, 2001 and $154.5 million during the three months ended March 31, 2002. The operating expenses and capital expenditures associated with developing, enhancing and operating our digital mobile networks have more than offset our operating revenues. Our operating expenses, debt service obligations and anticipated capital expenditures are expected to continue to more than offset operating revenues for the foreseeable future. We have consistently used external sources of funds, primarily from the issuance of our series A exchangeable redeemable preferred stock to a wholly owned subsidiary of Nextel Communications and debt incurrences, to fund operations, capital expenditures, acquisitions and other nonoperating needs. See “Future Capital Needs and Resources” for a discussion of our potential sources of funds for 2002.

      Cash Flows. Our operating activities provided us with $1.5 million of net cash during the three months ended March 31, 2002. We used $88.8 million of net cash in our operating activities during the three months ended March 31, 2001. The reduced use of cash was primarily due to our less aggressive growth strategy that targets cash conservation.

      We used $72.3 million of net cash in our investing activities during the three months ended March 31, 2002, a decrease of $106.5 million compared to the three months ended March 31, 2001, primarily due to a $85.2 million decrease in cash paid for capital expenditures to $71.7 million for the three months ended March 31, 2002. The decrease in capital expenditures is consistent with our cash conservation objectives, including reduced subscriber growth.

      We used $19.4 million of net cash in our financing activities during the three months ended March 31, 2002, an increase of $16.9 million compared to the three months ended March 31, 2001. The increase was primarily due to a $20.1 million increase in repayments to Nextel Communications, primarily for vendor invoices paid on our behalf, and a $7.5 million decrease in new short-term borrowings from Nextel Communications, partially offset by a $10.0 million decrease in transfers to restricted cash.

Future Capital Needs and Resources

      Since our inception, we have financed our operations primarily through sales of debt securities and other financing arrangements, and, more recently, through private sales of equity securities to a wholly owned subsidiary of Nextel Communications. As of March 31, 2002, we had $222.0 million in cash and cash equivalents, including $69.0 million in restricted cash. We also had about $2.22 billion in outstanding senior notes and $482.4 million in secured debt, all of which are classified in current liabilities as of March 31, 2002. The current downturn in the global capital markets, among other things, makes it unlikely that we can obtain significant new financing from third parties through the issuance of equity or debt securities to satisfy these obligations and related interest charges in a timely manner.

      Historically, our strategy was focused on aggressive expansion and improvement of digital mobile coverage in our Latin American markets, as well as continued support of our other operations. Consistent with this strategy, our business plan had been developed to rapidly grow our digital customer base, increase our revenues and improve other key financial and credit performance measurements, obtain access to the capital markets and achieve a profitable wireless operation that provided economies of scale in all of our markets.

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

      Our limited sources of available funding have required us to cease providing significant financing to stimulate operating growth in most of our markets. We are focusing substantially all of our available funding toward continuing the growth of our Mexican operations. We made this decision based on Nextel Mexico’s operating performance, future prospects and economic conditions in Mexico, as well as other relevant factors. During 2002, we have been providing substantially less funding to our other markets in Brazil, Argentina and Peru and have ceased funding to Nextel Philippines. As a result, growth in these markets has slowed considerably compared to historical growth levels. We expect that this trend towards significantly slower growth in these markets will continue for the foreseeable future. Our primary objectives with respect to our markets other than Mexico are to minimize operating costs and capital expenditures and maximize cash resources and segment earnings. However, if our funding needs are not met on a timely basis, or at all, we may not be able to provide Nextel Mexico with sufficient financing to continue the growth of its operations as currently planned. As a result, actual results for our Mexican operations could differ significantly from current expectations. Further, although one of the primary objectives of our revised business plan is to maximize segment earnings, we cannot be sure that we will be successful in effectively implementing our revised business plan.

      Since debt service payments are a significant portion of our current and future commitments and because we do not believe that funds generated from our operating activities or realistically available from other sources will be sufficient to meet our expected commitments, we are continuing to review various alternatives to restructure our currently outstanding indebtedness. On December 31, 2001, Nextel Argentina failed to make a scheduled principal payment of $8.3 million to the lenders under our Argentine credit facilities. This caused a cross default on $381.7 million in aggregate borrowings under our equipment financing facilities with Motorola Credit Corporation. On February 1, 2002, we did not make our scheduled $41.4 million interest payment due on our 12.75% senior serial redeemable notes due 2010, of which $650.0 million in aggregate principal amount is outstanding. Subsequently, on March 31, 2002, we did not make a $0.7 million scheduled interest payment due on our $56.7 million international Motorola incremental equipment financing facility. In addition, on March 31, 2002, Nextel Argentina failed to make a second scheduled principal payment of $8.3 million and a scheduled interest payment of $1.5 million to the lenders under our Argentine credit facilities.

      We decided not to make these payments as part of the cash preservation initiative associated with our undertaking to restructure our debts and implement a revised business plan. We do not intend to make additional principal or interest payments on any of our outstanding debt while we continue our restructuring activities. As a result of our default, the entire balance of unpaid principal under our 12.75% senior serial redeemable notes is subject to being declared immediately due and payable together with accrued interest. In addition, as a result of cross default provisions contained in our senior redeemable notes, the entire balance of unpaid principal under our 13.0% senior redeemable discount notes due 2007 and our 12.125% senior redeemable discount notes due 2008 is subject to being declared immediately due and payable, together with accrued interest, thirty days after an acceleration has been declared under any of our other significant indebtedness, all of which is currently in default. No such acceleration has yet been declared. As a result of our defaults, our lenders under the affected facilities are each free to pursue the respective remedies available to them, including, in the case of our vendor and bank credit facilities, seizing our assets and the assets of our subsidiaries that are pledged as collateral.

      In addition to our current liabilities as of March 31, 2002, we expect that our commitments to make payments to third parties during 2002, which total about $124.9 million, will primarily be focused on capital expenditures to maintain our networks in Latin America and working capital requirements. We believe that our cash balance as of March 31, 2002, the continued availability of financing for handset purchases made in 2002 and other potential sources of liquidity will be sufficient to fund our operations only through the third quarter of 2002, based on our current revised business plan.

      We are continuing active discussions with our various creditors and Nextel Communications regarding the restructuring of our debt obligations, which total about $2.71 billion. In April 2002, Nextel Communications announced that it was withdrawing its proposal to provide up to a $250.0 million investment because some conditions had not been met. While Nextel Communications did not specify which specific or general conditions were not met, we believe that the conditions that Nextel Communications were referring to were the failure of our creditors to agree to all of the terms and conditions imposed by or contained in the Nextel Communications proposal.

      If we are unable to obtain additional funding and negotiate a successful debt restructuring, we may have to further write down assets, sell strategic assets, reorganize under Chapter 11 of the United States Bankruptcy Code or take other measures, which could include liquidation of our assets. Additionally, we could experience adverse impacts to our business, including but not limited to, losses of customer accounts, top sales agents, indirect dealers and key management personnel. We may also lose government and regulatory support for various initiatives that we believe are critical to our success. In addition, our independent auditors issued a “going concern” opinion with respect to our consolidated financial statements for the year ended December 31, 2001, which indicates that, in their opinion, substantial doubt exists about our ability to continue operating. We have retained an investment banking firm to assist us in exploring various strategic alternatives.

Effect of Inflation and Foreign Currency Exchange

      Our net assets are subject to foreign currency exchange risks since they are primarily maintained in local currencies. Additionally, our debt is denominated entirely in U.S. dollars, which exposes us to foreign currency exchange risks. Nextel Brazil, Nextel Mexico and Nextel Philippines conduct business in countries in which the rate of inflation is significantly higher than that of the United States. Further, the recent economic developments in Argentina, including the devaluation of the Argentine peso, have increased our foreign currency exchange risk. We seek to protect our earnings from inflation and possible currency devaluation by periodically adjusting the local currency prices charged by each operating company for sales of handsets and services to its customers. In Argentina we are required by law to charge our customers in local currency, and while we have adjusted the local currency prices of our handsets and services as a result of the devaluation, we have not adjusted prices established by contracts entered into prior to January 7, 2002. Therefore, beginning in 2002, the revenues generated by Nextel Argentina, after translating them to U.S. dollars, have been significantly negatively affected. While we routinely assess our foreign currency exposure, we have not entered into any hedging transactions.

      Inflation is not currently a material factor affecting our business. General operating expenses such as salaries, employee benefits and lease costs are, however, subject to normal inflationary pressures. In addition, the recent economic developments in Argentina have increased the risk that significant inflation could occur in that country. From time to time, we may experience price changes in connection with the purchase of system infrastructure equipment and handsets, but we do not currently believe that any of these price changes will be material to our business.

Forward Looking Statements

      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. A number of the statements made in this report are not historical or current facts, but deal with potential future circumstances and developments. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy that involve risks and uncertainties. We caution you that these forward-looking statements are only predictions, which are subject to risks and uncertainties, including technical uncertainties, financial variations, changes in the regulatory environment, industry growth and trend predictions. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operation and results of our wireless communications business also may be subject to the effects of other risks and uncertainties in addition to the other relevant qualifying factors identified in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, including, but not limited to:

•	the success of our efforts to restructure our indebtedness and obtain additional financing to implement our revised business plan;

•	assuming we successfully restructure our indebtedness, access to sufficient debt or equity capital to meet our operating and financial needs;

•	general economic conditions in Latin America and in the market segments that we are targeting for our digital mobile services;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet our service deployment and marketing plans and customer demand;

•	potential additional currency devaluations in countries in which our operating companies conduct business;

•	the impact of foreign exchange volatility in our markets as compared to the U.S. dollar;

•	substantive terms of any international financial aid package that may be made available to any country in which our operating companies conduct business;

•	future legislation or regulatory actions relating to our specialized mobile radio services, other wireless communication services or telecommunications generally;

•	the impact that economic conditions in Latin America, as well as other market conditions, may have on the volatility and availability of equity and debt financing in domestic and international capital markets;

•	the political and social conditions in the countries in which we operate, including political instability, which may affect the economies of our markets and the regulatory schemes in these countries;

•	the success of efforts to improve and satisfactorily address any issues relating to our digital mobile network performance;

•	market acceptance of our new service offerings, including Nextel Worldwide and Nextel Online;

•	the successful performance of the technology being deployed in our service areas, including technology deployed in connection with the introduction of digital two-way mobile data or Internet connectivity services in our markets;

•	the ability to achieve and maintain market penetration and average subscriber revenue levels sufficient to provide financial viability to our digital mobile network business;

•	our ability to meet the operating goals established by our revised business plan;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular services and personal communications services; and

•	other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended December 31, 2001.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

      Our revenues are denominated in foreign currencies, while a significant portion of our operations are financed through senior notes and bank and vendor credit facilities, which are denominated in U.S. dollars. As a result, fluctuations in exchange rates relative to the U.S. dollar expose us to foreign currency exchange risks.

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

      The table below presents principal cash flows and related interest rates by year of maturity for our fixed and variable rate debt obligations as of March 31, 2002. Fair values are determined based on quoted market prices for our senior notes and carrying values for our bank and vendor credit facilities as of March 31, 2002 as interest rates are reset periodically. However, as a result of defaults under these facilities as described below, other methods used to determine fair value may result in significantly different amounts.

      In December 2001, we failed to make a scheduled principal payment under our Argentina credit facilities. We also failed to make a scheduled interest payment in February 2002 under our 12.75% senior serial redeemable notes due 2010. In March 2002, we failed to make a scheduled interest payment under our international Motorola incremental equipment financing facility, as well as a second scheduled principal payment and an interest payment on our Argentina credit facilities. Because of these defaults and cross-default provisions contained in our debt agreements, all of our long-term debt is now required to be and is classified as current under accounting principles generally accepted in the United States. Descriptions of these events and our senior notes and bank and vendor credit facilities are contained in note 3 to the audited consolidated financial statements included in our annual report on Form 10-K and in note 2 to our condensed consolidated financial statements presented in Item 1 of this quarterly report. The change in the fair values of our debt since December 31, 2001 reflects changes in applicable market conditions.

	Year of Maturity						March 31, 2002

	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value

	(U.S. dollars in thousands)
Long-Term Debt:
Fixed Rate	$2,223,026	—	—	—	—	—	$2,223,026	$117,502
Average Interest Rate	12.7%	—	—	—	—	—	12.7%
Variable Rate	$482,420	—	—	—	—	—	$482,420	$482,420
Average Interest Rate	7.3%	—	—	—	—	—	7.3%

PART II — OTHER INFORMATION.

Item 1.     Legal Proceedings.

      We and/or our operating companies are parties to certain legal proceedings that are described in our 2001 annual report on Form 10-K. During the three months ended March 31, 2002, there were no material changes in the status of or developments regarding those legal proceedings that have not been previously disclosed in our 2001 annual report on Form 10-K. In addition, some of our competitors are currently challenging, in administrative or judicial proceedings, the validity of some of our licenses or the scope of services we provide under those licenses, particularly in Mexico and Chile. While we believe that our licenses are valid and that our services are within the scope of our licenses, any revocation of a material number of our licenses or any significant limitation of our services would adversely affect our business.

Item 3.     Defaults Upon Senior Securities.

      On December 31, 2001, Nextel Argentina failed to make a scheduled principal payment of $8.3 million to the lenders under our Argentine credit facilities. This caused a cross default on $381.7 million in aggregate borrowings under our equipment financing facilities with Motorola Credit Corporation, which include our international Motorola equipment financing facility, our international Motorola incremental equipment financing facility and our Brazil Motorola equipment financing facility. On February 1, 2002, we did not make our scheduled $41.4 million interest payment due on our 12.75% senior serial redeemable notes due 2010, of which $650.0 million in aggregate principal amount is outstanding. Subsequently, on March 31, 2002, we did not make a $0.7 million scheduled interest payment due on our $56.7 million international Motorola incremental equipment financing facility. In addition, on March 31, 2002, Nextel Argentina failed to make a second scheduled principal payment of $8.3 million and a scheduled interest payment of $1.5 million to the lenders under our Argentine credit facilities.

      As a result of our default, the entire balance of unpaid principal under our 12.75% senior serial redeemable notes is subject to being declared immediately due and payable together with accrued interest. In addition, as a result of cross default provisions contained in our senior redeemable notes, the entire balance of unpaid principal under our 13.0% senior redeemable discount notes due 2007 and our 12.125% senior redeemable discount notes due 2008 is subject to being declared immediately due and payable, together with accrued interest, thirty days after an acceleration has been declared under any of our other significant indebtedness, all of which is currently in default. No such acceleration has yet been declared. As a result of our defaults, our lenders under the affected facilities are each free to pursue the respective remedies available to them, including, in the case of our vendor and bank credit facilities, seizing our assets and the assets of our subsidiaries that are pledged as collateral.

Item 6.     Exhibits and Reports on Form 8-K.

      (a) Inapplicable.

      (b) Reports on Form 8-K.

We filed the following reports on Form 8-K with the Securities and Exchange Commission during the three months ended March 31, 2002:

(i)	Current report on Form 8-K dated and filed January 3, 2002 reporting under Item 5 the failure of Nextel Argentina to make a scheduled principal payment under our Argentine credit facilities and our retention of an investment banking firm.

(ii)	Current report on Form 8-K dated and filed February 1, 2002 reporting under Item 5 our failure to make a scheduled interest payment on our 12.75% senior serial redeemable notes due 2010 and the expiration of our forebearance agreements.

(iii)	Current report on Form 8-K dated and filed February 19, 2002 reporting under Item 5 our financial results and other data for the quarter and year ended December 31, 2001.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NII HOLDINGS, INC.

By:	/s/ BYRON R. SILIEZAR

Date: May 15, 2002

Byron R. Siliezar Vice President and Chief Financial Officer (Principal Accounting Officer)