Form 10-Q
period 2002-06-30
NII HOLDINGS INC
filed 2002-08-14
CIK 1037016

________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on July 31, 2002

Class A common stock, $0.001 par value	0
Class B common stock, $0.001 par value	270,382,103

PART I -- FINANCIAL INFORMATION.
Item 1. Financial Statements -- Unaudited.
Condensed Consolidated Balance Sheets —As of June30, 2002 and December31, 2001
Condensed Consolidated Statements of Operations and Comprehensive Loss — For the Six and Three Months Ended June30, 2002 and 2001
Condensed Consolidated Statement of Changes in Stockholders’ (Deficit) For the Six Months Ended June30, 2002
Condensed Consolidated Statements of Cash Flows — For the Six Months Ended June30, 2002 and 2001
Notes To Condensed Consolidated Financial Statements
Condensed Combined Balance Sheets —As of June30, 2002 and December31, 2001
CONDENSED COMBINED STATEMENTS OF OPERATIONS — For the Six and Three Months Ended June30, 2002
Condensed Combined Statement of Cash Flows — For the Six Months Ended June30, 2002
Item2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item3. Quantitative and Qualitative Disclosures About Market Risk.
PART II —OTHER INFORMATION.
Item1. Legal Proceedings.
Item 3. Defaults Upon Senior Securities.
Item 6. Exhibits and Reports on Form 8-K.
Lock-up and Voting Agreement
Certification Pursuant to the Sarbanes-Oxley Act

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION.

Item 1.     Financial Statements — Unaudited.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2002 and December 31, 2001
(in thousands)
Unaudited

	2002	2001

ASSETS
Current assets
Cash and cash equivalents	$125,450	$250,250
Restricted cash	69,199	84,041
Accounts receivable, less allowance for doubtful accounts of $14,547 and $24,277	97,646	116,819
Handset and accessory inventory	14,379	24,486
Prepaid expenses and other	76,487	75,506

Total current assets	383,161	551,102
Property, plant and equipment, net of accumulated depreciation of $65,567 and $48,435	375,237	350,001
Intangible assets and other, net of accumulated amortization of $5,791 and $0 (note 1)	175,851	227,551
Other assets	65,532	115,766

	$999,781	$1,244,420

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise
Current liabilities
Accounts payable	$71,562	$129,800
Accrued expenses and other	167,833	172,057
Deferred revenues	51,750	50,066
Accrued interest	5,882	58,131
Due to related parties	62,197	139,871
Current portion of long-term debt (note 2)	100,769	2,665,144

Total current liabilities	459,993	3,215,069
Deferred income taxes	14,543	15,134
Deferred revenues and other	34,357	36,367

Total liabilities not subject to compromise	508,893	3,266,570
Liabilities subject to compromise (note 3)	2,856,411	—
Commitments and contingencies (note 7)
Stockholders’ deficit
Series A exchangeable redeemable preferred stock, 11 shares issued and outstanding; accreted liquidation preference of $1,268,472 and $1,187,569	1,050,300	1,050,300
Common stock, class B, 271,037 shares issued, 270,382 shares outstanding	271	271
Paid-in capital	934,958	934,948
Accumulated deficit	(4,165,663)	(3,774,497)
Treasury stock, at cost, 655 shares	(3,275)	(3,275)
Deferred compensation, net	(860)	(903)
Accumulated other comprehensive loss	(181,254)	(228,994)

Total stockholders’ deficit	(2,365,523)	(2,022,150)

	$999,781	$1,244,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Six and Three Months Ended June 30, 2002 and 2001
(in thousands, except per share amounts)
Unaudited

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Operating revenues	$393,011	$299,817	$193,930	$160,661

Operating expenses
Cost of revenues	160,387	155,132	79,716	84,369
Selling, general and administrative	170,597	212,288	77,170	109,831
Impairment, restructuring and other charges (note 4)	14,719	—	9,497	—
Depreciation and amortization	37,986	113,493	20,630	57,840

	383,689	480,913	187,013	252,040

Operating income (loss)	9,322	(181,096)	6,917	(91,379)

Other income (expense)
Interest expense (contractual interest of $166,185 and $86,455 in 2002)	(137,425)	(146,662)	(57,695)	(74,132)
Interest income	2,634	7,678	1,057	2,953
Realized losses on investments	—	(3,667)	—	(3,667)
Foreign currency transaction losses, net	(130,461)	(54,791)	(58,982)	(45,029)
Reorganization items (note 5)	(124,861)	—	(124,861)	—
Other, net	(893)	(2,599)	1,032	(2,131)

	(391,006)	(200,041)	(239,449)	(122,006)

Loss before income tax provision	(381,684)	(381,137)	(232,532)	(213,385)
Income tax provision	(9,482)	(6)	(4,085)	(494)

Net loss	$(391,166)	$(381,143)	$(236,617)	$(213,879)

Net loss per common share, basic and diluted	$(1.45)	$(1.41)	$(0.88)	$(0.79)

Weighted average number of common shares outstanding	270,382	271,025	270,382	271,025

Comprehensive loss, net of income tax
Unrealized (loss) gain on available-for-sale securities, net of reclassification adjustment of $3,700 in 2001	$—	$(61,273)	$—	$27,522
Foreign currency translation adjustment	47,740	(58,388)	21,608	(12,591)

Other comprehensive income (loss)	47,740	(119,661)	21,608	14,931
Net loss	(391,166)	(381,143)	(236,617)	(213,879)

	$(343,426)	$(500,804)	$(215,009)	$(198,948)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2002
(in thousands)
Unaudited

	Series A		Class B							Accumulated
	Preferred Stock		Common Stock				Treasury Stock			Other
					Paid-in	Accumulated			Deferred	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Compensation	Loss	Total

Balance, January 1, 2002	11	$1,050,300	270,382	$271	$934,948	$(3,774,497)	655	$(3,275)	$(903)	$(228,994)	$(2,022,150)
Net loss	—	—	—	—	—	(391,166)	—	—	—	—	(391,166)
Other comprehensive income	—	—	—	—	—	—	—	—	—	47,740	47,740
Deferred compensation	—	—	—	—	10	—	—	—	43	—	53

Balance, June 30, 2002.	11	$1,050,300	270,382	$271	$934,958	$(4,165,663)	655	$(3,275)	$(860)	$(181,254)	$(2,365,523)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2002 and 2001
(in thousands)
Unaudited

	2002	2001

Cash flows from operating activities
Net loss	$(391,166)	$(381,143)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt financing costs and accretion of senior redeemable discount notes	67,475	90,579
Depreciation and amortization	37,986	113,493
Provision for losses on accounts receivable	15,158	17,303
Foreign currency transaction losses, net	130,461	54,791
Reorganization items	124,311	—
Impairment, restructuring and other charges	7,968	—
Realized losses on investments	—	3,667
Deferred income tax benefit	(632)	(944)
Other, net	3,452	3,576
Change in assets and liabilities:
Accounts receivable	10,865	(50,945)
Handset and accessory inventory	8,689	(6,049)
Prepaid expenses and other assets	13,177	(15,303)
Accounts payable, accrued expenses and other	(1,155)	61,761

Net cash provided by (used in) operating activities	26,589	(109,214)

Cash flows from investing activities
Capital expenditures	(130,827)	(364,605)
Payments for acquisitions, purchases of licenses and other	(719)	(27,878)

Net cash used in investing activities	(131,546)	(392,483)

Cash flows from financing activities
Proceeds from issuance of series A exchangeable redeemable preferred stock to parent	—	250,000
(Repayments to) Borrowings from parent, net	(12,130)	17,992
Repayments under long-term credit facilities and other	(8,044)	(17,060)
Transfers to restricted cash	—	(11,381)

Net cash (used in) provided by financing activities	(20,174)	239,551

Effect of exchange rate changes on cash and cash equivalents	331	503

Net decrease in cash and cash equivalents	(124,800)	(261,643)
Cash and cash equivalents, beginning of period	250,250	473,707

Cash and cash equivalents, end of period	$125,450	$212,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES

(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

Notes To Condensed Consolidated Financial Statements
Unaudited

Note 1.  Basis of Presentation

      NII Holdings, Inc. is an indirect, substantially wholly owned subsidiary of Nextel Communications, Inc. Our unaudited condensed consolidated financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission and in accordance with American Institute of Certified Public Accountants’ Statement of Position, or SOP 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” assuming that we will continue as a going concern. Our accompanying condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the results for interim periods. All adjustments made were normal recurring accruals.

      You should read the accompanying condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2001 and our quarterly report on Form 10-Q for the quarter ended March 31, 2002. You should not expect results of operations of interim periods to be an indication of the results for a full year.

      On May 24, 2002 we reached an agreement in principle with our main creditors, Motorola Credit Corporation, Nextel Communications and an ad hoc committee of noteholders for a restructuring of our outstanding debt. In connection with this agreement, on May 24, 2002, NII Holdings, Inc. and NII Holdings, Inc. (Delaware) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. None of our foreign subsidiaries have filed for Chapter 11 reorganization. While our U.S. companies that filed for Chapter 11 are operating as debtors-in-possession under the Bankruptcy Code, our foreign subsidiaries will continue operating in the ordinary course of business during the Chapter 11 process, providing continuous and uninterrupted wireless communication services to existing and new customers.

      We filed our original Joint Plan of Reorganization on June 14, 2002, our First Amended Plan of Reorganization on June 27, 2002, our Second Amended Plan of Reorganization on July 9, 2002 and our Third Amended Joint Plan of Reorganization, on July 26, 2002. We filed our Revised Third Amended Joint Plan of Reorganization on July 31, 2002. We filed our original Disclosure Statement on June 27, 2002, our First Amended Disclosure Statement on July 9, 2002, our Second Amended Disclosure Statement on July 26, 2002 and our Revised Second Amended Disclosure Statement on July 31, 2002. In addition, we filed our Schedules of Assets and Liabilities and our Statement of Financial Affairs on June 24, 2002.

      Among other things, our reorganization plan contemplates: (i) the cancellation of a substantial amount of our indebtedness in exchange for new common stock, (ii) the cancellation of existing equity interests, (iii) the reinstatement in full of all senior secured indebtedness owed or guaranteed by us to Motorola Credit Corporation, subject to deferrals of principal amortization and some structural modifications, (iv) the execution with Nextel Communications of a new spectrum use and build-out agreement and the staggered payment of $50.0 million to our reorganized company in connection therewith, and (v) a rights offering, under which some members of the ad hoc committee of noteholders will act as standby purchasers of up to $75.0 million of new senior notes to be issued by one of our holding company subsidiaries and additional common stock of our reorganized company, and Nextel Communications will act as standby purchaser of up to an additional $65.0 million of new senior notes to be issued by one of our holding company subsidiaries and additional common stock of our reorganized company, subject to some conditions. In addition, upon the successful completion of our reorganization, we will be required to pay our financial advisors a contingent fee of $6.0 million. We expect that the implementation of this reorganization plan will result in a significant deleveraging of our balance sheet to allow us and our operating companies to operate without the constraints that had threatened our long-term viability. On August 8, 2002, we began soliciting our existing creditors for approval of our reorganization plan.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

Notes To Condensed Consolidated Financial Statements — (Continued)

      We are permitted to continue to operate our businesses and manage our properties in the ordinary course without prior approval from the Bankruptcy Court. Transactions outside of the ordinary course of business, including certain types of capital expenditures, certain sales of assets and certain requests for additional financings, will require approval by the Bankruptcy Court. There can be no assurance that the Bankruptcy Court will grant any requests for such approvals. On May 30, 2002, the Bankruptcy Court issued an order permitting us to pay pre-petition salaries, wages and benefits to all of our employees. The Bankruptcy Court also authorized the payment of certain other pre-petition claims, in limited circumstances, as necessary to avoid undue disruption to our operations.

      Generally, actions to enforce or otherwise effect repayment of pre-petition liabilities of, as well as all pending litigation against, us are stayed while we continue to operate our business as debtors-in-possession. The ultimate amount and settlement terms for such liabilities will be subject to a plan of reorganization and, accordingly, are not presently determinable. Our trade creditors, including vendors, are expected to be paid their post-petition claims in the normal course of business.

      We are currently operating under the jurisdiction of Chapter 11 of the Bankruptcy Code and the Bankruptcy Court, and our continuation as a going concern is contingent upon, among other things, our ability to satisfy the conditions precedent to the effectiveness of our plan of reorganization or effect another plan of reorganization and generate sufficient cash from operations and financing sources to meet future obligations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from our inability to continue as a going concern. The amounts reported on the consolidated balance sheets could materially change because of changes in business strategies and the effects of our plan of reorganization.

      Accounting and Reporting Under SOP 90-7. Our accompanying condensed consolidated financial statements reflect the following accounting and reporting policies required by SOP 90-7:

      We have segregated and classified as liabilities subject to compromise in the accompanying consolidated balance sheets those liabilities and obligations whose treatment and satisfaction are dependent on the outcome of our reorganization. If there is uncertainty about whether a secured claim is undersecured or will be impaired under our plan of reorganization, we include the entire amount of the claim in liabilities subject to compromise. Generally, all actions to enforce or otherwise effect repayment of pre-petition liabilities, as well as all pending litigation against the companies in reorganization, are stayed while we continue our business operations as debtors-in-possession. The ultimate amount of and settlement terms for such liabilities are subject to the terms of our plan of reorganization. Only those liabilities that are obligations of or guaranteed by NII Holdings, Inc. or NII Holdings, Inc. (Delaware) are included in liabilities subject to compromise. Liabilities subject to compromise may vary significantly from the stated amounts of proofs of claim filed with the Bankruptcy Court. Obligations classified as liabilities subject to compromise may be subject to future adjustments depending on Bankruptcy Court action, further developments with respect to potential disputed claims, determination as to the value of any collateral securing claims, or other events. Further, additional claims may arise subsequent to our filing date resulting from the rejection of executory contracts, including some leases, and from a determination by the Bankruptcy Court, or agreed to by parties in interest, of allowed claims for contingencies and other disputed amounts.

      We classify in reorganization items in our accompanying condensed consolidated statements of operations all items of income, expense, gain or loss that are realized or incurred because we are in reorganization. We expense as incurred professional fees associated with and incurred during our reorganization and report them as reorganization items. We classify in reorganization items interest income earned by NII Holdings, Inc. or NII Holdings, Inc. (Delaware) that would not have been earned but for our Chapter 11 filing.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

Notes To Condensed Consolidated Financial Statements — (Continued)

      When debt subject to compromise becomes an allowed claim, we adjust its carrying value to the amount of the allowed claim. Adjustments to debt subject to compromise generally result in the write-off of debt discounts and debt financing costs. We report in reorganization items the loss from adjusting the carrying value of debt subject to compromise.

      We report interest expense incurred subsequent to our Chapter 11 filing only to the extent that it will be paid during the reorganization or that it is probable that it will be an allowed claim. Principal and interest payments may not be made on pre-petition debt subject to compromise without approval from the Bankruptcy Court or until a plan of reorganization defining the repayment terms has been confirmed. Further, the Bankruptcy Code generally disallows the payment of post-petition interest that accrues with respect to unsecured or undersecured claims. As a result, we are not accruing interest that we believe is not probable of being treated as an allowed claim. During the six and three months ended June 30, 2002, we did not accrue interest aggregating $28.8 million on our senior redeemable notes. We have continued to accrue interest expense related to our credit facilities with Motorola Credit Corporation, as our current plan of reorganization contemplates the reinstatement of these facilities.

      Consistent with SOP 90-7, upon emergence from reorganization, we plan to adopt accounting principles that will be required to be adopted in our financial statements within twelve months of that date.

      Cash and Cash Equivalents. We consider all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. A portion of our cash and cash equivalents held by our Brazilian and Argentine operating companies is not available to fund any of the cash needs of NII Holdings, Inc. or any of our other subsidiaries due to debt covenants contained in agreements related to those operations. The portion of our cash and cash equivalents limited for use in our Brazilian and Argentine operating companies was $21.9 million as of June 30, 2002 and $22.3 million as of December 31, 2001.

      Restricted Cash. Restricted cash represents cash pledged as collateral and cash in escrow designated to fund some of our debt obligations. Restricted cash is not available to fund any of the other cash needs of NII Holdings, Inc. or any of our subsidiaries.

      Handsets Provided Under Operating Leases. Beginning in January 2002, our Argentine operating company began providing handsets to its customers under operating lease agreements requiring the return of the handset at the end of the lease term. At the inception of the lease term we expense the cost of the handset in excess of the minimum contractual revenues associated with the handset lease and the estimated residual value of the handset. The estimated residual value of the handset is based on the expected value of the handset at the end of the lease term and the likelihood, based on historical experience, that the handset will be recovered. We recognize ratably over the lease term revenue generated under the lease arrangement, which relates primarily to the up-front rental payment that we require at the inception of the lease term. We have classified in property, plant and equipment handsets under these operating leases as follows:

June 30, 2002

(in thousands)
Handsets under operating leases	$1,039
Less accumulated depreciation	(215)

Net book value	$824

      Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss represents a cumulative foreign currency translation adjustment of $181.3 million as of June 30, 2002 and $229.0 million as of December 31, 2001.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

Notes To Condensed Consolidated Financial Statements — (Continued)

Supplemental Cash Flow Information.

	Six Months Ended
	June 30,

	2002	2001

	(in thousands)
Capital expenditures, including capitalized interest
Cash paid for capital expenditures	$130,827	$364,605
Changes in capital expenditures accrued and unpaid or financed	(26,804)	28,986

	$104,023	$393,591

Interest costs
Interest expense	$137,425	$146,662
Interest capitalized	5,116	26,072

	$142,541	$172,734

Cash paid for interest, net of amounts capitalized
Cash paid for interest expensed, net of amounts capitalized	$25,618	$54,495
Cash paid for prepaid interest	5,770	—

	$31,388	$54,495

Cash paid for reorganization items included in operating activities, net of $152 in interest income in 2002	$1,423	$—

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

      Our intangible assets as of June 30, 2002 and December 31, 2001 are as follows:

	June 30, 2002			December 31, 2001

	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value

	(in thousands)
Amortized intangible assets
Licenses	$180,692	$(5,004)	$175,688	$191,658	$—	$191,658
Customer lists	817	(766)	51	814	—	814
Other intangible assets	133	(21)	112	—	—	—

Total intangible assets	$181,642	$(5,791)	$175,851	$192,472	$—	$192,472

      As of December 31, 2001, we also had $35.1 million in net debt financing costs included in intangible assets and other. During the second quarter of 2002, we wrote off the remaining balance of these costs in accordance with SOP 90-7 (see note 5).

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

Notes To Condensed Consolidated Financial Statements — (Continued)

      We recorded total amortization expense of $6.1 million for the six months ended June 30, 2002 and $35.0 million for the six months ended June 30, 2001, of which $4.4 million related to goodwill. Had we adopted SFAS No. 142 effective January 1, 2001, and accordingly not amortized goodwill for the six months ended June 30, 2001, our consolidated net loss attributable to common stockholders of $381.1 million would have been $376.7 million, and our basic and diluted consolidated loss per share attributable to common stockholders of $1.41 would have been $1.39.

      Based solely on the carrying amount of amortized intangible assets existing as of June 30, 2002 and current exchange rates, we estimate the amortization expense for each of the next five years ending December 31 to be as follows (in thousands):

Estimated
Amortization
Years	Expense

2002	$11,579
2003	10,898
2004	10,898
2005	10,898
2006	10,898

      Actual amortization expense to be reported in future periods could differ from these estimates as a result of changes in exchange rates, license acquisitions and other relevant factors.

      New Accounting Pronouncements. In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143, which must be applied to fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations arising from the retirement of tangible long-lived assets and the associated asset retirement costs. We are evaluating the impact of adopting SFAS No. 143 on our financial position and results of operations.

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

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. These provisions are effective for exit or disposal activities initiated after December 31, 2002. We are evaluating the impact of adopting SFAS No. 146 on our financial position and results of operations.

      Reclassifications and Other. We have reclassified some prior period amounts to conform to our current year presentation, including $11.2 million that we reclassified from accrued expenses and other to deferred revenues and other as of December 31, 2001.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

Notes To Condensed Consolidated Financial Statements — (Continued)

      As a result of our adoption of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” we recognized revenues from digital handset sales and equal amounts of cost of revenues during the following periods that are attributable to handset sales previously reported in periods prior to 2000 as follows:

	2002	2001

	(in thousands)
Six months ended June 30	$1,567	$5,293
Three months ended June 30	622	2,481

Note 2.  Debt

		December 31,
	June 30, 2002	2001

	(dollars in thousands)
13.0% senior redeemable discount notes due 2007, net of unamortized discount of $0 and $45,988.	$951,463	$905,475
12.125% senior serial redeemable discount notes due 2008, net of unamortized discount of $0 and $102,533.	730,000	627,467
12.75% senior serial redeemable notes due 2010, net of unamortized discount of $0 and $8,262.	650,000	641,738
International Motorola equipment financing facility	225,000	225,000
International Motorola incremental equipment financing facility	56,650	56,650
Brazil Motorola equipment financing facility	100,000	100,000
Argentine credit facilities	100,769	108,334
Other	—	480

Total debt	2,813,882	2,665,144
Less current portion and debt subject to compromise	(2,813,882)	(2,665,144)

	$—	$—

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

      As a result of our default, the entire balance of unpaid principal under our 12.75% senior serial redeemable notes is subject to being declared immediately due and payable together with accrued interest. In addition, as a result of cross default provisions contained in our senior redeemable notes, the entire balance of unpaid principal under our 13.0% senior redeemable discount notes due 2007 and our 12.125% senior serial redeemable discount notes due 2008 are subject to being declared immediately due and payable, together with accrued interest, thirty days after an acceleration has been declared under any of our other significant indebtedness, all of which is currently in default. No such acceleration has been declared. As a result of these events of default and cross default provisions contained in our debt agreements, our entire debt balance is

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

Notes To Condensed Consolidated Financial Statements — (Continued)

subject to being declared immediately due and payable. We have not made, nor do we intend to make, additional principal and interest payments on any of our outstanding debt while we are in reorganization.

      In February 2002, the creditors under our Argentine credit facilities seized the full cash balance of $7.9 million that was held in a cash collateral account designated for future equity contributions to our Argentine operating company under a capital subscription agreement. About $0.4 million of this amount was used to cover legal costs incurred by the creditor and the remainder was applied to the outstanding principal balance under our Argentine credit facilities. We are currently negotiating the settlement of these facilities with the creditors.

      As of June 30, 2002, our parent company, Nextel Communications, held about $856.7 million of our senior redeemable notes.

Note 3.     Liabilities Subject to Compromise

      The components of liabilities subject to compromise are as follows:

June 30, 2002

(dollars in
thousands)
13.0% senior redeemable discount notes due 2007.	$951,463
12.125% senior serial redeemable discount notes due 2008.	730,000
12.75% senior serial redeemable notes due 2010.	650,000
International Motorola equipment financing facility	225,000
International Motorola incremental equipment financing facility	56,650
Brazil Motorola equipment financing facility	100,000

Total debt subject to compromise	2,713,113
Accrued interest on debt subject to compromise	96,581
Accounts payable	15,218
Accrued expenses and other	13,611
Due to parent, net	17,888

Total liabilities subject to compromise	$2,856,411

      We classified the entire balance of our senior redeemable notes, our international Motorola equipment financing facility, our international Motorola incremental equipment financing facility and our Brazil Motorola equipment financing facility in liabilities subject to compromise as of June 30, 2002 in accordance with SOP 90-7 since these are all debts that are either obligations of or guaranteed by NII Holdings, Inc.

Note 4.     Impairment, Restructuring and Other Charges

      During the first quarter of 2002, our Argentine operating company, our Brazilian operating company and our corporate headquarters further restructured their operations, which included workforce reductions. We recorded a $1.9 million restructuring charge in the first quarter of 2002 related to these actions and $3.3 million in other charges that were incurred and paid to third parties assisting us with our debt restructuring efforts.

      During the second quarter of 2002, we incurred $1.7 million in charges to third parties assisting us with our debt restructuring efforts. In addition, our Argentine operating company recorded a $7.9 million impairment charge to further write-down the carrying values of its long-lived assets to their estimated fair values as a result of the continued economic decline in Argentina. Further, both our Brazilian and Argentine operating companies implemented additional workforce reductions and incurred restructuring charges of $0.3 million. As of June 30, 2002 we had $0.1 million of accrued restructuring charges.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

Notes To Condensed Consolidated Financial Statements — (Continued)

Note 5.     Reorganization Items

      We recognized the following items as reorganization items in our statements of operations during the second quarter of 2002 (in thousands):

Write-off of unamortized discounts on senior redeemable notes and debt financing costs	$123,438
Payments under key employee retention plan	951
Professional fees and other costs related to reorganization	624
Interest income related to debtor entities	(152)

Total reorganization items	$124,861

      During the second quarter of 2002, we adjusted the carrying value of our senior redeemable notes to their face values by writing off the remaining unamortized discounts totaling $92.2 million. In addition, we wrote off the entire remaining balance of our debt financing costs of $31.2 million.

Note 6.     Argentina Foreign Currency Losses

      In January 2002, the Argentine government devalued the Argentine peso from its previous one-to-one peg with the U.S. dollar. Subsequently, the peso-to-dollar exchange rate has significantly weakened in value. Since our Argentine operating company holds significant U.S. dollar-denominated liabilities, primarily its credit facilities, fluctuations in exchange rates can cause foreign exchange transaction losses. During the six and three months ended June 30, 2002, as a result of the devaluation and subsequent decline in value of the Argentine peso, our Argentine operating company recorded $134.4 million and $57.2 million in foreign currency transaction losses.

Note 7.     Contingencies

      Brazilian Tax Contingencies. Our Brazilian operating company has received tax assessment notices from state and federal Brazilian tax authorities asserting deficiencies in tax payments related primarily to value added taxes, import duties and matters surrounding the definition and classification of equipment and services. Our Brazilian operating company has filed various petitions disputing these assessments. In some cases we have received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases our petitions have been denied and we are currently appealing those decisions. Additionally, our Brazilian operating company has filed a lawsuit against the Brazilian government disputing the legality of an increase in certain social contribution tax rates. Based on our estimates of the likelihood of unfavorable decisions related to these matters, we have recorded accrued liabilities for probable losses totaling $15.1 million as of June 30, 2002 and $11.1 million as of December 31, 2001. From time to time, we may also receive additional tax assessment notices of a similar nature relating to periods not yet reviewed by the tax authorities. Although we cannot currently reasonably estimate a range of possible losses relating to these unasserted assessments, we continue to evaluate the likelihood of possible losses, if any.

      Legal Proceedings. As a result of our Chapter 11 filing, an automatic stay has been imposed against the commencement or continuation of legal proceedings against NII Holdings outside of the Bankruptcy Court. The automatic stay will not apply, however, to governmental authorities exercising their police or regulatory powers, including the application of environmental laws. The automatic stay also does not apply to our subsidiaries that did not file for Chapter 11 protection, including all of our foreign operating companies. Claimants against NII Holdings may assert their claims in the Chapter 11 cases by filing a timely proof of claim, to which we may object and seek a determination from the Bankruptcy Court as to the allowability of the claim. Claimants who desire to liquidate their claims in legal proceedings outside of the Bankruptcy Court will be required to obtain relief from the automatic stay by order of the Bankruptcy Court. If such relief is

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

Notes To Condensed Consolidated Financial Statements — (Continued)

granted, the automatic stay will remain in effect with respect to the collection of liquidated claim amounts. As a general rule, all claims against NII Holdings that seek a recovery from assets of our estates will be addressed in the Chapter 11 cases and paid only under the terms of a confirmed plan of reorganization.

Note 8.  Segment Reporting

      We operate in four reportable segments: (1) Mexico, (2) Brazil, (3) Argentina and (4) Peru. The operations of all other businesses that fall below the reporting thresholds are included in the Corporate and other segment below. The Corporate and other segment includes our Philippine operating company, our Chilean operating companies and our corporate headquarters operations in the U.S. We evaluate the performance of these segments and allocate resources to them based on cash generation potential, return on invested capital, growth opportunities and capital investment requirements. We define segment earnings (losses) as income (loss) before interest, taxes, depreciation and amortization and other charges determined to be non-recurring in nature, such as reorganization items and impairment, restructuring and other charges.

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated

	(in thousands)
Six Months Ended June 30, 2002
Operating revenues	$201,983	$97,392	$44,862	$40,066	$8,926	$(218)	$393,011

Segment earnings (losses)	$55,568	$4,562	$7,777	$10,140	$(16,020)	$—	$62,027
Impairment, restructuring and other charges	—	(695)	(8,542)	(23)	(5,459)	—	(14,719)
Depreciation and amortization	(24,844)	(6,477)	(1,169)	(2,941)	(3,543)	988	(37,986)
Interest expense	(3,220)	(20,045)	(5,987)	(1,595)	(127,272)	20,694	(137,425)
Interest income	213	13,878	36	18	5,868	(17,379)	2,634
Foreign currency transaction (losses) gains, net	(6,509)	946	(134,434)	(168)	9,218	486	(130,461)
Reorganization items	—	—	—	—	(124,861)	—	(124,861)
Other (expense) income, net	(901)	(1,356)	(1,416)	(246)	3,026	—	(893)

Income (loss) before income tax	$20,307	$(9,187)	$(143,735)	$5,185	$(259,043)	$4,789	$(381,684)

Capital expenditures	$67,773	$16,574	$8,724	$9,044	$1,908	$—	$104,023

Six Months Ended June 30, 2001
Operating revenues	$116,484	$85,985	$58,381	$29,940	$9,138	$(111)	$299,817

Segment (losses) earnings	$(2,117)	$(35,907)	$(769)	$944	$(29,754)	$—	$(67,603)
Depreciation and amortization	(28,007)	(37,314)	(21,298)	(12,418)	(14,903)	447	(113,493)
Interest expense	(9,094)	(12,568)	(7,678)	(3,070)	(132,661)	18,409	(146,662)
Interest income	2,478	12,446	363	829	9,086	(17,524)	7,678
Realized losses on investments	—	—	—	—	(3,667)	—	(3,667)
Foreign currency transaction gains (losses), net	2,067	(51,610)	—	(508)	(4,740)	—	(54,791)
Other income (expense), net	125	(3,474)	(1,636)	(110)	2,496	—	(2,599)

Loss before income tax	$(34,548)	$(128,427)	$(31,018)	$(14,333)	$(174,143)	$1,332	$(381,137)

Capital expenditures	$136,432	$158,654	$40,015	$44,948	$29,050	$(15,508)	$393,591

Three Months Ended June 30, 2002
Operating revenues	$104,357	$50,112	$15,220	$20,199	$4,178	$(136)	$193,930

Segment earnings (losses)	$28,699	$5,859	$3,943	$5,177	$(6,634)	$—	$37,044
Impairment, restructuring and other charges	—	(168)	(7,600)	—	(1,729)	—	(9,497)
Depreciation and amortization	(13,641)	(3,457)	(607)	(1,765)	(1,779)	619	(20,630)
Interest expense	(879)	(11,689)	(3,089)	(792)	(54,203)	12,957	(57,695)
Interest income	167	7,082	32	12	3,006	(9,242)	1,057
Foreign currency transaction (losses) gains, net	(6,348)	(2,216)	(57,181)	94	6,380	289	(58,982)
Reorganization items	—	—	—	—	(124,861)	—	(124,861)
Other (expense) income, net	(280)	(797)	(769)	(59)	2,937	—	1,032

Income (loss) before income tax	$7,718	$(5,386)	$(65,271)	$2,667	$(176,883)	$4,623	$(232,532)

Capital expenditures	$27,139	$3,400	$1,712	$1,856	$650	$—	$34,757

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

Notes To Condensed Consolidated Financial Statements — (Continued)

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated

	(in thousands)
Three Months Ended June 30, 2001
Operating revenues	$64,449	$44,225	$31,235	$16,141	$4,722	$(111)	$160,661

Segment earnings (losses)	$72	$(22,587)	$(331)	$729	$(11,422)	$—	$(33,539)
Depreciation and amortization	(14,341)	(18,952)	(10,762)	(6,402)	(7,717)	334	(57,840)
Interest expense	(4,894)	(7,272)	(3,323)	(1,549)	(69,673)	12,579	(74,132)
Interest income	2,247	6,405	130	775	2,336	(8,940)	2,953
Realized losses on investments	—	—	—	—	(3,667)	—	(3,667)
Foreign currency transaction gains (losses), net	4,825	(39,644)	—	(526)	(9,684)	—	(45,029)
Other income (expense), net	234	(3,176)	(1,397)	(105)	2,313	—	(2,131)

Loss before income tax	$(11,857)	$(85,226)	$(15,683)	$(7,078)	$(97,514)	$3,973	$(213,385)

Capital expenditures	$85,212	$46,772	$17,855	$18,356	$14,100	$(8,404)	$173,891

June 30, 2002
Property, plant and equipment, net	$279,942	$48,957	$1,965	$40,720	$15,604	$(14,701)	$372,487

Identifiable assets	$542,624	$153,947	$35,729	$102,788	$543,699	$(379,006)	$999,781

December 31, 2001
Property, plant and equipment, net	$243,424	$40,004	$31,392	$33,869	$17,001	$(15,689)	$350,001

Identifiable assets	$514,198	$157,137	$134,662	$98,200	$633,386	$(293,163)	$1,244,420

Note 9.     Subsequent Event

      In August 2002, our Mexican operating company purchased $13.0 million of licenses from two Mexican companies. These acquisitions are intended to help consolidate and expand our spectrum position in Mexico, primarily in key cities in which we operate.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

Notes To Condensed Consolidated Financial Statements — (Continued)

Note 10.     Condensed Combined Financial Statements of Entities in Bankruptcy

      The following condensed combined financial statements of our entities in reorganization are presented in accordance with SOP 90-7:

NII HOLDINGS, INC. AND NII HOLDINGS, INC. (DELAWARE)

(DEBTORS-IN-POSSESSION)

CONDENSED COMBINED BALANCE SHEETS

As of June 30, 2002 and December 31, 2001
(in thousands)
Unaudited

	2002	2001

ASSETS
Current assets
Cash and cash equivalents	$28,474	$194,810
Restricted cash	69,191	80,867
Accounts receivable, net	774	319
Prepaid expenses and other	1,300	4,290

Total current assets	99,739	280,286
Property, plant and equipment, net	14,266	16,998
Investments in and advances to subsidiaries	295,695	236,236
Debt financing costs, net	—	33,908
Other assets	2,152	4,319

	$411,852	$571,747

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise
Current liabilities
Accounts payable	$793	$27,820
Accrued expenses and other	21,682	77,948
Due to related parties	1,881	31,800
Current portion of long-term debt	—	2,456,329

Total liabilities not subject to compromise	24,356	2,593,897
Liabilities subject to compromise(1)	2,753,019	—
Stockholders’ deficit
Series A exchangeable redeemable preferred stock, 11 shares issued and outstanding; accreted liquidation preference of $1,268,472 and $1,187,569	1,050,300	1,050,300
Common stock, class B, 271,037 shares issued, 270,382 shares outstanding	271	271
Paid-in capital	934,958	934,948
Accumulated deficit	(4,165,663)	(3,774,497)
Treasury stock, at cost, 655 shares	(3,275)	(3,275)
Deferred compensation, net	(860)	(903)
Foreign currency translation adjustment	(181,254)	(228,994)

Total stockholders’ deficit	(2,365,523)	(2,022,150)

	$411,852	$571,747

(1)	Does not include our Brazil Motorola equipment financing facility and related accrued interest as this facility is not a direct obligation of NII Holdings, Inc. or NII Holdings, Inc. (Delaware) although it is guaranteed by NII Holdings, Inc.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

Notes To Condensed Consolidated Financial Statements — (Continued)

NII HOLDINGS, INC. AND NII HOLDINGS, INC. (DELAWARE)

(DEBTORS-IN-POSSESSION)

CONDENSED COMBINED STATEMENTS OF OPERATIONS

For the Six and Three Months Ended June 30, 2002
(in thousands)
Unaudited

		Three
	Six Months	Months
	Ended	Ended
	June 30, 2002	June 30, 2002

Operating revenues	$—	$—

Operating expenses
Selling, general and administrative	14,168	6,804
Impairment, restructuring and other charges	5,349	1,731
Depreciation and amortization	3,401	1,702

	22,918	10,237
Operating loss	(22,918)	(10,237)
Other income (expense)
Interest expense (contractual interest of $149,214 and $78,918)	(119,824)	(50,158)
Interest income	4,931	2,095
Foreign currency transaction gains, net	124	86
Equity in losses of unconsolidated affiliates	(129,554)	(56,834)
Reorganization items	(124,861)	(124,861)
Other, net	(23)	(22)

	(369,207)	(229,694)

Loss before income tax benefit	(392,125)	(239,931)
Income tax benefit	959	3,314

Net loss	$(391,166)	$(236,617)

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES
(A Substantially Wholly Owned Subsidiary of Nextel Communications, Inc.)

Notes To Condensed Consolidated Financial Statements — (Continued)

NII HOLDINGS, INC. AND NII HOLDINGS, INC. (DELAWARE)

(DEBTORS-IN-POSSESSION)

CONDENSED COMBINED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2002
(in thousands)
Unaudited

2002

Cash flows from operating activities
Net loss	$(391,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt financing costs and accretion of senior redeemable discount notes	67,254
Depreciation and amortization	3,401
Equity in losses of unconsolidated affiliates	129,554
Reorganization items	124,311
Other, net	53
Change in assets and liabilities:
Accounts receivable, net	(455)
Prepaid expenses and other assets	5,151
Accounts payable, accrued expenses and other	29,127

Net cash used in operating activities	(32,770)

Cash flows from investing activities
Capital expenditures	(669)
Investments in and advances to subsidiaries	(120,767)

Net cash used in investing activities	(121,436)

Cash flows from financing activities
Repayments to parent, net	(12,130)

Net cash used in financing activities	(12,130)

Net decrease in cash and cash equivalents	(166,336)
Cash and cash equivalents, beginning of period	194,810

Cash and cash equivalents, end of period	$28,474

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      The following is a discussion and analysis of:

•	our consolidated financial condition and results of operations for the six- and three-month periods ended June 30, 2002 and 2001; and

•	significant factors that could affect our prospective financial condition and results of operations.

You should read this discussion in conjunction with our 2001 annual report on Form 10-K, including, but not limited to, the discussion regarding our critical and significant accounting policies, and our quarterly report on Form 10-Q for the quarter ended March 31, 2002. Historical results may not indicate future performance. See “Forward Looking Statements.”

      We provide wireless communication services targeted at meeting the needs of business customers in selected Latin American markets. Our principal operations are in major business centers and related transportation corridors of Mexico, Brazil, Argentina and Peru. We also provide analog specialized mobile radio services in Chile. In addition, we own an interest in a digital mobile services provider in the Philippines.

      We use a transmission technology called integrated digital enhanced network, or iDEN®, developed by Motorola, Inc., to provide our digital mobile services on 800 MHz spectrum holdings in all of our digital markets. This technology allows us to use our spectrum more efficiently and offer multiple digital wireless services integrated on one digital handset device. Our digital mobile networks support multiple digital wireless services, including:

•	digital mobile telephone service, including advanced calling features such as speakerphone, conference calling, voice-mail, call forwarding and additional line service;

•	Nextel Direct Connect® service, which allows subscribers in the same country to contact each other instantly, on a private one-to-one call or on a group call;

•	Internet services, mobile messaging services, e-mail and advanced Java™ enabled business applications, which are marketed as “Nextel Online” services; and

•	international roaming capabilities, which are marketed as “Nextel WorldwideSM.”

      Our customers may roam throughout the iDEN 800 MHz markets we currently serve, as well as those of Nextel Communications and Nextel Partners, Inc. Our customers may also roam internationally when traveling between our markets and other cities or countries in which either iDEN 800 MHz or GSM 900 MHz networks are operating and which are covered by our roaming arrangements. We currently have about 140 roaming agreements with operators of iDEN 800 MHz and GSM 900 MHz networks in about 70 countries and territories. After we enter into roaming agreements, we and our roaming partners must undertake testing and implementation procedures before roaming can begin. In addition, each operator with whom we enter into a roaming agreement in any given country may have varying service coverage areas; some may operate in metropolitan areas while others may have nationwide service.

      The table below provides an overview of our total and proportionate share of digital handsets in service as of June 30, 2002 and 2001 for all of our markets except for Chile, where we do not currently operate a digital mobile network. For purposes of the table, total digital handsets in service represents all digital handsets in use on the digital mobile networks of each of the listed operating companies. Proportionate digital handsets in service represents our proportionate share of that total, based on our direct and indirect percentage equity ownership interest in the relevant operating company.

	Total Digital Handsets		Proportionate Digital
	In Service		Handsets In Service

	June 30,	June 30,	June 30,	June 30,
Country	2002	2001	2002	2001

	(in thousands)
Mexico	452	326	452	326
Brazil	420	404	420	404
Argentina	184	176	184	176
Peru	121	91	121	91

Total Latin America	1,177	997	1,177	997
Philippines	50	47	29	28

Total operating companies	1,227	1,044	1,206	1,025

Recent Developments

      Restructuring. In August 2000, we filed a registration statement for a proposed initial public offering of our class A common stock. We were planning to use the proceeds from the transaction to finance network expansion, acquire additional spectrum, meet working capital needs and debt service requirements, and for other general corporate purposes. However, prior to the offering date, economic conditions in the U.S. and Latin America deteriorated, investor interest in telecommunications start-up companies like ours decreased and the availability of capital for telecommunications companies contracted. As a result, we withdrew our registration statement in March 2001.

      We have been operating in a difficult business environment. The global telecommunications industry has suffered due to the widespread economic slowdown affecting growth and demand, the contraction of the capital markets and intense competition resulting from an abundance of telecommunications service providers. The contraction of the capital markets has severely affected the Latin American region, as investors have been hesitant to invest incremental capital in the region. This situation has only been aggravated further by the recent heightened economic and political unrest in Argentina and Brazil.

      Following the cancellation of our initial public offering, we commenced an effort to raise private equity capital to satisfy our near-term funding requirements. In connection with this effort, we contacted numerous private equity firms and strategic investors to solicit investments. As a result of continued deterioration in the economies of the U.S. and Latin America, we were not successful in securing any third-party financing on terms acceptable to us. In April 2001 and July 2001, Nextel Communications made two $250.0 million equity investments in our company. In addition, in August 2001, Nextel Communications purchased $856.7 million principal amount in senior notes of ours in exchange for approximately 21.6 million shares of Nextel Communications common stock.

      The widespread economic slowdown, the weakness of the telecommunications industry, the political and economic instability in Latin America, and the lack of available new capital led us to revise our business plan in the fourth quarter of 2001. The revised business plan provides for a less aggressive growth strategy that targets conservation of cash resources by slowing enhancement and expansion of its networks and reducing subscriber growth and operating expenses.

      Subsequent to the cancellation of our initial public offering and our inability to secure third party financing, we determined that we did not have the funding to execute our business plan through 2002. Accordingly, in December 2001, we retained the firm Houlihan Lokey Howard & Zukin to evaluate a broad range of strategic alternatives. After carefully considering our strategic alternatives, we began the process of restructuring our balance sheet among our various current economic constituencies, which included Nextel Communications, Motorola Credit Corporation and the holders of our senior redeemable notes. In connection with this process, our financial advisors elicited a financing proposal from Nextel Communications in which Nextel Communications might elect to provide us with up to $250.0 million conditioned upon our ability to complete a satisfactory restructuring of indebtedness and other financial obligations, as well as other specific conditions. Nonetheless, during this period, we continued to explore other restructuring alternatives, which included discussions with potential strategic and financial investors. Given the difficult economic climate in Latin America and in the telecommunications industry in general, these discussions led to no superior restructuring scenarios.

      Our limited sources of available funding required us to significantly reduce the financing of continued subscriber growth and network expansion in most of our markets. During 2002, we have been focusing on cash conservation and directing substantially all of our available funding toward continuing the growth of our Mexican operations. We made this decision based on our Mexican operating company’s operating performance, future prospects and economic conditions in Mexico, as well as other relevant factors. During 2002, we have been providing substantially less funding to our other markets in Brazil, Argentina and Peru and in late 2001 we ceased funding our Philippine operating company. As a result, growth in these markets has slowed considerably compared to historical growth levels. We expect that this trend towards significantly slower growth in these markets will continue for the foreseeable future. Our primary objectives with respect to our markets other than Mexico are to minimize operating costs and capital expenditures and maximize cash resources and segment earnings.

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

      We decided not to make these payments as part of the cash preservation initiative associated with our undertaking to restructure our debts and implement a revised business plan. We have not made, nor do we intend to make, additional principal or interest payments on any of our outstanding debt while we continue our restructuring activities. As a result of our default, the entire balance of unpaid principal under our 12.75% senior serial redeemable notes is subject to being declared immediately due and payable together with accrued interest. In addition, as a result of cross default provisions contained in our senior redeemable notes, the entire balance of unpaid principal under our 13.0% senior redeemable discount notes due 2007 and our 12.125% senior redeemable discount notes due 2008 are subject to being declared immediately due and payable, together with accrued interest, thirty days after an acceleration has been declared under any of our other significant indebtedness, all of which is currently in default. No such acceleration has been declared.

      As a result of our defaults, our lenders under the affected facilities were each free to pursue the respective remedies available to them, including, in the case of our vendor and bank credit facilities, seizing our assets and the assets of our subsidiaries that are pledged as collateral. Pledged assets include cash balances in collateral accounts. As of June 30, 2002, we had cash balances in collateral accounts of $57.9 million that was classified in restricted cash. In addition, we had $11.3 million in restricted cash held in escrow to fund some of our debt obligations. In February 2002, the creditors under our Argentine credit facilities seized the full cash balance of $7.9 million that was held in an unrestricted cash collateral account designated for future equity contributions to our Argentine operating company under a capital subscription agreement. About $0.4 million of this amount was used to cover legal costs incurred by the creditor and the remainder was applied to the outstanding principal balance under our Argentine credit facilities.

      In April 2002, Nextel Communications withdrew its proposal to provide us with up to $250.0 million. Additionally, in April 2002, Timothy M. Donahue, William E. Conway, Jr., Dennis M. Weibling and C. James Judson, all of whom are affiliated with Nextel Communications, resigned from our board of directors.

      After extensive negotiations and discussions, our major constituencies, including members of an ad hoc committee of noteholders formed by some holders of our senior redeemable notes, Motorola Credit Corporation, and Nextel Communications, agreed to a term sheet outlining a restructuring plan. In addition, Nextel Communications, some members of the ad hoc committee of noteholders and Motorola Credit Corporation, collectively holding a majority of our debt, entered into separate lock-up agreements with us, under which, subject to some conditions, Nextel Communications, members of the ad hoc committee of noteholders and Motorola Credit Corporation agreed to vote in favor of a plan of reorganization that embodied the terms of the restructuring plan. By executing the lock-up agreements, Nextel Communications, such noteholders and Motorola Credit Corporation agreed not to vote to reject the plan of reorganization or object to confirmation of the plan of reorganization. Further, by executing the lock-up agreements, we agreed to prepare and file a disclosure statement and plan of reorganization consistent with the terms of the term sheet and to use our reasonable best efforts to have such disclosure statement approved by the Bankruptcy Court, and thereafter to use our reasonable best efforts to obtain an order of the Bankruptcy Court confirming the plan of reorganization, subject to some limitations, including the exercise of our fiduciary duties as a Chapter 11 debtor-in-possession. The lock-up agreements expire automatically 120 days from their effective dates and may also be terminated at any time upon the occurrence of some events, including the occurrence of any material adverse change with respect to us or any breach by us of any of the lock-up agreements, however, the expiration dates of the lock-up agreements may be extended by agreement of the parties.

      In connection with these agreements, on May 24, 2002, NII Holdings, Inc. and NII Holdings, Inc. (Delaware) filed voluntary petitions for reorganization under Chapter 11 of the United States bankruptcy code in the United States bankruptcy court for the District of Delaware. None of our foreign subsidiaries have filed for Chapter 11 reorganization. While our U.S. companies that filed for Chapter 11 are operating as debtors-in-possession under the Bankruptcy Code, our foreign subsidiaries will continue operating in the ordinary course of business during the Chapter 11 process, providing continuous and uninterrupted wireless communication services to existing and new customers.

      We filed our original Joint Plan of Reorganization on June 14, 2002, our First Amended Plan of Reorganization on June 27, 2002, our Second Amended Plan of Reorganization on July 9, 2002 and our Third Amended Joint Plan of Reorganization, on July 26, 2002. We filed our Revised Third Amended Joint Plan of Reorganization on July 31, 2002. We filed our original Disclosure Statement on June 27, 2002, our First Amended Disclosure Statement on July 9, 2002, our Second Amended Disclosure Statement on July 26, 2002 and our Revised Second Amended Disclosure Statement on July 31, 2002. In addition, we filed our Schedules of Assets and Liabilities and our Statement of Financial Affairs on June 24, 2002.

      Among other things, our reorganization plan contemplates: (i) the cancellation of a substantial portion of our indebtedness in exchange for new common stock, (ii) the cancellation of existing equity interests, (iii) the reinstatement in full of all senior secured indebtedness owed or guaranteed by us to Motorola Credit Corporation, subject to deferrals of principal amortization and some structural modifications, (iv) the execution with Nextel Communications of a new spectrum use and build-out agreement and the staggered payment of $50.0 million to our reorganized company in connection therewith, and (v) a rights offering, under which some members of the ad hoc committee of noteholders will act as standby purchasers of up to $75.0 million of new senior notes to be issued by one of our holding company subsidiaries and additional common stock of our reorganized company, and Nextel Communications will act as standby purchaser of up to an additional $65.0 million of new senior notes to be issued by one of our holding company subsidiaries and additional common stock of our reorganized company, subject to some conditions. We expect that the implementation of this reorganization plan will result in a significant deleveraging of our balance sheet so as to allow us and our operating companies to operate without the constraints that had threatened our long-term viability. On August 8, 2002, we began soliciting our existing creditors for approval of our reorganization plan.

      We believe that, with the $140.0 million we will receive in connection with the rights offering, our current business plan as contemplated in our plan of reorganization will not require additional funding and we will be able to service our debt obligations over time. The business plan reflects the following key assumptions: (i) new investment of $140.0 million under the rights offering, (ii) the receipt of $50.0 million under the terms and conditions of the new spectrum use and build-out agreement (iii) less aggressive growth in network construction and subscriber growth resulting in reduced capital expenditures and operating expenses, (iv) 100% equitization of our senior redeemable notes and other unsecured obligations, (v) restructured secured debt, and (vi) continued handset financing on existing terms.

      Argentina Developments. Our operations in Argentina continue to be negatively affected by the adverse economic conditions existing in that country, including a sharp economic slowdown, business closures, banking restrictions and significant currency volatility. As a result of the financial difficulties facing our customers in Argentina and our policies related to suspension and deactivation of nonpaying customers, our Argentine operating company has experienced increased customer churn rates and higher bad debt expense. Further, as a result of the devaluation of the Argentine peso, during the six and three months ended June 30, 2002, our Argentine operating company recorded $134.4 million and $57.2 million in foreign currency transaction losses related to its U.S. dollar-denominated liabilities, primarily their credit facilities.

      Brazil Developments. The economic difficulties faced by Argentina as a result of the government’s default on its public debt and the devaluation of the Argentine peso have recently heightened concerns regarding the Brazilian economy. In addition, Brazil’s slowing economic growth, high public debt, and uncertain economic policy as the country approaches presidential elections in October 2002 are causing concern among investors. As a result, subsequent to the end of the second quarter of 2002, the Brazilian real has weakened considerably. Continued economic difficulties could further weaken Brazil’s currency and make it more expensive for the government to service its debt, increase inflationary pressure, and force higher interest rates, which could further slow economic growth. While the economic slowdown in Brazil has not significantly affected the operations of our Brazilian operating company, continued economic difficulties could materially adversely affect those operations. In addition, a continued weakening of the Brazilian real relative to the U.S. dollar could result in significant foreign currency transaction losses in the future.

      Impairment, Restructuring and Other Charges. During the first quarter of 2002, our Argentine operating company, our Brazilian operating company and our corporate headquarters restructured their operations, which included workforce reductions. We recorded a $1.9 million restructuring charge in the first quarter of 2002 related to these actions and $3.3 million in other charges that were incurred and paid to third parties assisting us with our debt restructuring efforts.

      During the second quarter of 2002, we incurred $1.7 million in charges to third parties assisting us with our debt restructuring efforts. In addition, our Argentine operating company recorded a $7.9 million impairment charge to further write-down the carrying values of its long-lived assets to their estimated fair values as a result of the continued economic decline in Argentina. Further, our Brazilian and Argentine operating companies implemented additional workforce reductions and incurred restructuring charges of $0.3 million.

      As of June 30, 2002, we had $0.1 million of accrued restructuring charges. Effective with our Chapter 11 filing, we have classified in our condensed consolidated statements of operations charges related to our reorganization in reorganization items in accordance with SOP 90-7.

      Reorganization Items. We recognized the following items as reorganization items in our statements of operations during the second quarter of 2002 (in thousands):

Write-off of unamortized discounts on senior redeemable notes and debt financing costs	$123,438
Payments under key employee retention program	951
Professional fees and other costs related to reorganization	624
Interest income related to debtor entities	(152)

Total reorganization items	$124,861

      During the second quarter of 2002, we adjusted the carrying value of our senior redeemable notes to their face values by writing off the remaining unamortized discounts totaling $92.2 million. In addition, we wrote off the entire remaining balance of our debt financing costs of $31.2 million.

      Subsequent Event. In August 2002, our Mexican operating company purchased $13.0 million of licenses from two Mexican companies. These acquisitions are intended to help consolidate and expand our spectrum position in Mexico, primarily in key cities in which we operate.

Critical Accounting Policies and Estimates

      The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and related notes for the period presented. Due to the inherent uncertainty involved in making those estimates, actual results to be reported in future periods could differ from those estimates.

      We consider our accounting policies surrounding going concern, consolidation, revenue recognition, allowance for doubtful accounts, valuations of long-lived assets, depreciation of property, plant and equipment, amortization of licenses and foreign currency to be the most important to our financial position and results of operations or policies that require us to exercise significant judgment and / or estimates. A description of these policies is included in our 2001 annual report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition to these policies, as a result of our filing for Chapter 11 reorganization on May 24, 2002, we adopted accounting and reporting policies required by SOP 90-7 that are described below. Effective with this quarterly report on Form 10-Q, these accounting and reporting policies are also important to the presentation of our financial position and results of operations and require the use of significant judgment and/or estimates.

      Reporting Under Chapter 11. Our accompanying condensed consolidated financial statements reflect the following accounting and reporting policies required by SOP 90-7:

      We have segregated and classified as liabilities subject to compromise in the accompanying consolidated balance sheets those liabilities and obligations whose treatment and satisfaction are dependent on the outcome of our reorganization. If there is uncertainty about whether a secured claim is undersecured or will be impaired under our plan of reorganization, we include the entire amount of the claim in liabilities subject to compromise. Generally, all actions to enforce or otherwise effect repayment of pre-petition liabilities, as well as all pending litigation against the companies in reorganization, are stayed while we continue our business operations as debtors-in-possession. The ultimate amount of and settlement terms for such liabilities are subject to the terms of our plan of reorganization. Only those liabilities that are obligations of or guaranteed by NII Holdings, Inc. or NII Holdings, Inc. (Delaware) are included in liabilities subject to compromise. Liabilities subject to compromise may vary significantly from the stated amounts of proofs of claim filed with the Bankruptcy Court. Obligations classified as liabilities subject to compromise may be subject to future adjustments depending on Bankruptcy Court action, further developments with respect to potential disputed claims, determination as to the value of any collateral securing claims, or other events. Further, additional claims may arise subsequent to our filing date resulting from the rejection of executory contracts, including leases, and from the determination by the Bankruptcy Court, or agreed to by parties in interest, of allowed claims for contingencies and other disputed amounts.

      We classify in reorganization items in our accompanying condensed consolidated statements of operations all items of income, expense, gain or loss that are realized or incurred because we are in reorganization. We expense as incurred professional fees associated with and incurred during our reorganization and report them as reorganization items. We classify in reorganization items interest income earned by NII Holdings, Inc. or NII Holdings, Inc. (Delaware) that would not have been earned but for our Chapter 11 filing.

      When debt subject to compromise becomes an allowed claim, we adjust its carrying value to the amount of the allowed claim. Adjustments to debt subject to compromise generally result in the write-off of debt discounts and debt financing costs. We report in reorganization items the loss from adjusting the carrying value of debt subject to compromise.

      We report interest expense incurred subsequent to our bankruptcy filing only to the extent that it will be paid during the reorganization or that it is probable that it will be an allowed claim. Principal and interest payments may not be made on pre-petition debt subject to compromise without approval from the bankruptcy court or until a plan of reorganization defining the repayment terms has been confirmed. Further, the Bankruptcy Code generally disallows the payment of post-petition interest that accrues with respect to unsecured or undersecured claims. As a result, we are not accruing interest that we believe is not probable of being treated as an allowed claim. During the six and three months ended June 30, 2002, we did not accrue interest aggregating $28.8 million on our senior redeemable notes. We have continued to accrue interest expense related to our credit facilities with Motorola Credit Corporation, as our current plan of reorganization contemplates the reinstatement of these facilities.

      Consistent with SOP 90-7, upon emergence from reorganization, we plan to adopt accounting principles that will be required to be adopted in our financial statements within twelve months of that date.

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

      Cost of revenues primarily includes the cost of providing wireless services and the cost of digital handset and accessory sales. Cost of providing wireless services consists primarily of costs of interconnection with local exchange carrier facilities and direct switch and transmitter and receiver site costs, such as property taxes, insurance costs, utility costs and rent for the network switches and sites used to operate our digital mobile networks. Interconnection costs have fixed and variable components. The fixed component of interconnection costs consists of monthly flat-rate fees for facilities leased from local exchange carriers. The variable component of interconnection costs, which fluctuates in relation to the level of wireless calls, generally consists of per-minute use fees charged by wireline and wireless providers for wireless calls terminating on their networks. Cost of digital handset and accessory sales consists primarily of the cost of the handset and accessories, order fulfillment related expenses and write-downs of digital handset and related accessory inventory for shrinkage. We recognize the costs of handset sales over the expected customer relationship periods of up to four years in amounts equal to revenue recognized from handset sales. We expense as incurred the cost of handset sales in excess of revenue generated, which we refer to as the handset subsidy. Therefore, cost of digital handset sales recognized in the current period is primarily impacted by the handset subsidy generated by that period’s handset sales.

      Our operating revenues and the variable component of the cost of handset and accessory sales are primarily driven by the number of digital handsets sold and not necessarily by the number of customers, as one customer may purchase one or many digital handsets.

      We refer to our operating companies with reference to the countries in which they operate, such as Nextel Mexico, Nextel Brazil, Nextel Argentina, Nextel Peru and Nextel Philippines. The table below provides a summary of the results for each of our reportable segments for the six- and three-month periods ended June 30, 2002. We define segment earnings (losses) as income (loss) before interest, taxes, depreciation and amortization and other charges determined to be non-recurring in nature, such as reorganization items and impairment, restructuring and other charges.

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

	(dollars in thousands)
Six Months Ended June 30, 2002
Nextel Mexico	$201,983	51%	$(69,707)	43%	$(76,708)	45%	$55,568
Nextel Brazil	97,392	25%	(52,319)	33%	(40,511)	24%	4,562
Nextel Argentina	44,862	12%	(14,182)	9%	(22,903)	13%	7,777
Nextel Peru	40,066	10%	(18,093)	11%	(11,833)	7%	10,140
Corporate & other	8,926	2%	(6,304)	4%	(18,642)	11%	(16,020)
Intercompany eliminations	(218)	—	218	—	—	—	—

Total consolidated	$393,011	100%	$(160,387)	100%	$(170,597)	100%	$62,027

Three Months Ended June 30, 2002
Nextel Mexico	$104,357	54%	$(37,311)	47%	$(38,347)	50%	$28,699
Nextel Brazil	50,112	26%	(25,488)	32%	(18,765)	24%	5,859
Nextel Argentina	15,220	8%	(4,987)	6%	(6,290)	8%	3,943
Nextel Peru	20,199	10%	(9,041)	11%	(5,981)	8%	5,177
Corporate & other	4,178	2%	(3,025)	4%	(7,787)	10%	(6,634)
Intercompany eliminations	(136)	—	136	—	—	—	—

Total consolidated	$193,930	100%	$(79,716)	100%	$(77,170)	100%	$37,044

      The following is a discussion of the results of operations in each of our reportable segments.

          a. Nextel Mexico

		% of		% of
		Nextel		Nextel	Change from
		Mexico’s		Mexico’s	Previous Year
	June 30,	Operating	June 30,	Operating
	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in thousands)
Six Months Ended
Operating revenues	$201,983	100%	$116,484	100%	$85,499	73%
Cost of revenues	(69,707)	(34)%	(51,121)	(44)%	(18,586)	36%

Gross margin	132,276	66%	65,363	56%	66,913	102%
Selling and marketing expenses	(39,463)	(20)%	(39,631)	(34)%	168	—
General and administrative expenses	(37,245)	(18)%	(27,849)	(24)%	(9,396)	34%

Segment earnings (losses)	$55,568	28%	$(2,117)	(2)%	$57,685	NM

Three Months Ended
Operating revenues	$104,357	100%	$64,449	100%	$39,908	62%
Cost of revenues	(37,311)	(36)%	(27,237)	(42)%	(10,074)	37%

Gross margin	67,046	64%	37,212	58%	29,834	80%
Selling and marketing expenses	(20,433)	(20)%	(22,347)	(35)%	1,914	(9)%
General and administrative expenses	(17,914)	(17)%	(14,793)	(23)%	(3,121)	21%

Segment earnings	$28,699	27%	$72	—	$28,627	NM

NM-Not Meaningful

1. Operating revenues

      Nextel Mexico’s operating revenues for the six and three months ended June 30, 2002 and 2001 are as follows:

	Six months ended		Increase from		Three months ended		Increase from
	June 30,		Previous Year		June 30,		Previous Year

	2002	2001	Dollars	Percent	2002	2001	Dollars	Percent

	(dollars in thousands)
Wireless service and other revenues	$195,734	$112,445	$83,289	74%	$100,983	$62,198	$38,785	62%
Digital handset and accessory sales	6,249	4,039	2,210	55%	3,374	2,251	1,123	50%

Total operating revenues	$201,983	$116,484	$85,499	73%	$104,357	$64,449	$39,908	62%

      The increases in wireless service and other revenues of 74% and 62% for the six and three months ended June 30, 2002 are primarily due to the following:

•	increases in the average number of digital handsets in service of 66% and 55% from the six and three months ended June 30, 2001 to the same periods in 2002, primarily due to growth in existing markets in Mexico and a continued emphasis on increasing brand awareness; and

•	the successful introduction of new monthly service plans that have generated higher average monthly revenues per digital handset in service.

      While the number of handsets sold in Mexico decreased from the six and three months ended June 30, 2001 to the same periods in 2002, digital handset and accessory sales revenues increased for both periods because of revenues recognized from handset sales that occurred and were deferred in prior periods.

2. Cost of revenues

      Nextel Mexico’s cost of revenues for the six and three months ended June 30, 2002 and 2001 are as follows:

	Six months ended		Increase from		Three months ended		Increase from
	June 30,		Previous Year		June 30,		Previous Year

	2002	2001	Dollars	Percent	2002	2001	Dollars	Percent

	(dollars in thousands)
Cost of providing wireless services	$41,228	$24,990	$16,238	65%	$22,319	$14,214	$8,105	57%
Cost of digital handset and accessory sales	28,479	26,131	2,348	9%	14,992	13,023	1,969	15%

Total cost of revenues	$69,707	$51,121	$18,586	36%	$37,311	$27,237	$10,074	37%

      The increases in cost of providing wireless services of 65% and 57% are primarily attributable to the following factors:

•	increases in variable costs related to interconnect fees resulting from increases in total system minutes of use of 98% and 123% from the six and three months ended June 30, 2001 to the same periods in 2002, principally due to the larger number of handsets in service; and

•	increases in fixed costs related to direct switch and transmitter and receiver site costs, including rent, utility costs and insurance costs that Nextel Mexico incurred due to a 42% increase in the number of transmitter and receiver sites in service from June 30, 2001 to June 30, 2002, as well as increased expenses related to the addition of a new switch in Mexico.

      Nextel Mexico subsidizes handset sales to attract new customers and offers handset upgrades and other retention inducements to retain existing customers. The 9% increase in Nextel Mexico’s cost of digital handset and accessory sales from the six months ended June 30, 2001 to the six months ended June 30, 2002 is primarily due to costs recognized from handset sales that occurred and were deferred in prior periods. The 15% increase in Nextel Mexico’s cost of digital handset and accessory sales from the three months ended June 30, 2001 to the three months ended June 30, 2002 is due to costs recognized from handset sales that occurred and were deferred in prior periods and an increase in Nextel Mexico’s total handset subsidy. Nextel Mexico’s total handset subsidy increased from the three months ended June 30, 2001 to the three months ended June 30, 2002 primarily due to an increase in the average subsidy paid per handset sold due to an increase in volume-based promotions, partially offset by an 11% decrease in the number of handsets sold.

3. Selling and marketing expenses

      The decreases in Nextel Mexico’s selling and marketing expenses of $0.2 million and $1.9 million for the six and three months ended June 30, 2002 compared to the same periods in 2001 are primarily a result of the following:

•	decreases in advertising expenses of $1.2 million and $0.9 million partially due to Nextel Mexico’s increased focus on less costly advertising programs;

•	decreases in marketing costs of $1.1 million and $0.5 million due to a significant decrease in analog marketing and sales headcount; and

•	decreases in commissions earned by indirect dealers and distributors of $0.9 million or 5% and $0.7 million or 8% as a result of decreases in digital handsets sold through indirect channels of 17% and 15% from the six and three months ended June 30, 2001 to the same periods in 2002, partially offset by higher average commissions paid per handset sold by indirect dealers.

      These decreases were partially offset by increases in payroll and related expenses for sales and marketing of $0.7 million and $0.2 million, primarily attributable to increases in digital sales and marketing headcount. In addition, the decrease for the six months ended June 30, 2002 was partially offset by reimbursements for marketing expenses of $2.3 million that Nextel Mexico earned in the first quarter of 2001, which reduced its total marketing and selling expenses in that period.

4. General and administrative expenses

      The increases in Nextel Mexico’s general and administrative expenses of $9.4 million and $3.1 million for the six and three months ended June 30, 2002 compared to the same periods in 2001 are primarily a result of the following:

•	increases in personnel, information technology, facilities and general corporate expenses of $7.4 million or 40% and $3.6 million or 39% to support growth in operations and expansion into new geographic service areas in the second half of 2001; and

•	increases in expenses related to billing, collection, customer retention and customer care activities of $3.3 million or 66% and $1.4 million or 47%, primarily due to increases in customer care headcount to support a larger customer base, as well as costs associated with a new facility that houses Nextel Mexico’s customer care operations.

      These increases were offset by decreases in bad debt expense of $1.3 million and $1.9 million, which decreased as a percentage of operating revenues from 3.8% for the six months ended June 30, 2001 to 1.6% for the six months ended June 30, 2002 and from 3.8% for the three months ended June 30, 2001 to 1.0% for the three months ended June 30, 2002, primarily due to the implementation of stricter payment requirements that resulted in improved collection efforts.

     b. Nextel Brazil

		% of		% of
		Nextel		Nextel	Change from
		Brazil’s		Brazil’s	Previous Year
	June 30,	Operating	June 30,	Operating
	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in thousands)
Six Months Ended
Operating revenues	$97,392	100%	$85,985	100%	$11,407	13%
Cost of revenues	(52,319)	(54)%	(59,022)	(69)%	6,703	(11)%

Gross margin	45,073	46%	26,963	31%	18,110	67%
Selling and marketing expenses	(14,098)	(14)%	(33,448)	(39)%	19,350	(58)%
General and administrative expenses	(26,413)	(27)%	(29,422)	(34)%	3,009	(10)%

Segment earnings (losses)	$4,562	5%	$(35,907)	(42)%	$40,469	(113)%

Three Months Ended
Operating revenues	$50,112	100%	$44,225	100%	$5,887	13%
Cost of revenues	(25,488)	(51)%	(33,976)	(77)%	8,488	(25)%

Gross margin	24,624	49%	10,249	23%	14,375	140%
Selling and marketing expenses	(6,151)	(12)%	(18,592)	(42)%	12,441	(67)%
General and administrative expenses	(12,614)	(25)%	(14,244)	(32)%	1,630	(11)%

Segment earnings (losses)	$5,859	12%	$(22,587)	(51)%	$28,446	(126)%

      In accordance with generally accepted accounting principles in the United States, we translated Nextel Brazil’s results of operations using the average exchange rates for the six and three months ended June 30, 2002. The average exchange rate for the six and three months ended June 30, 2002 decreased about 13% and 8% from the same periods in 2001. As a result, the components of Nextel Brazil’s results of operations for the six and three months ended June 30, 2002 after translation into U.S. dollars reflect significant decreases as compared to its results of operations for the first quarter of 2001, taking into consideration our one-month lag financial reporting policy for our non-U.S. subsidiaries.

1. Operating revenues

      Nextel Brazil’s operating revenues for the six and three months ended June 30, 2002 and 2001 are as follows:

	Six months ended		Change from		Three months ended		Change from
	June 30,		Previous Year		June 30,		Previous Year

	2002	2001	Dollars	Percent	2002	2001	Dollars	Percent

	(dollars in thousands)
Wireless service and other revenues	$90,770	$78,856	$11,914	15%	$46,574	$40,685	$5,889	14%
Digital handset and accessory sales	6,622	7,129	(507)	(7)%	3,538	3,540	(2)	—

Total operating revenues	$97,392	$85,985	$11,407	13%	$50,112	$44,225	$5,887	13%

      The increases in wireless service and other revenues of 15% and 14% for the six and three months ended June 30, 2002 are primarily due to the following:

•	increases in the average number of digital handsets in service of 25% and 15% from the six and three months ended June 30, 2001 to the same periods in 2002, due to growth in existing markets, as well as expansion of service coverage areas in Brazil during 2001; and

•	increases in average monthly revenues per digital handset in service, primarily from the recognition of revenue from calling party pays service agreements that Nextel Brazil signed and implemented with fixed line and wireless operators. Nextel Brazil began recording revenues collected from these operators in April 2002. While Nextel Brazil is actively negotiating the full implementation of calling party pays agreements with the remaining fixed line and wireless operators, we cannot be sure that Nextel Brazil will be able to successfully negotiate additional agreements.

      The increase in wireless service and other revenues was partially offset by the currency translation effect previously described.

      Digital handset and accessory sales revenues decreased from the six and three months ended June 30, 2001 to the same periods in 2002 primarily due to the currency translation effect previously described, partially offset by an increase in revenues recognized from handset sales that occurred and were deferred in prior periods.

2. Cost of revenues

      Nextel Brazil’s cost of revenues for the six and three months ended June 30, 2002 and 2001 are as follows:

	Six months ended		Change from		Three months ended		Change from
	June 30,		Previous Year		June 30,		Previous Year

	2002	2001	Dollars	Percent	2002	2001	Dollars	Percent

	(dollars in thousands)
Cost of providing wireless services	$39,362	$33,201	$6,161	19%	$19,313	$19,894	$(581)	(3)%
Cost of digital handset and accessory sales	12,957	25,821	(12,864)	(50)%	6,175	14,082	(7,907)	(56)%

Total cost of revenues	$52,319	$59,022	$(6,703)	11%	$25,488	$33,976	$(8,488)	(25)%

      The increase in cost of providing wireless services of 19% from the six months ended June 30, 2001 to the six months ended June 30, 2002 is primarily attributable to the following factors:

•	an increase in variable costs related to interconnect fees resulting from an increase in total system minutes of use of 30% from the six months ended June 30, 2001 to the six months ended June 30, 2002, principally due to the larger number of handsets in service; and

•	an increase in fixed costs related to direct switch and transmitter and receiver site costs, including rent, utility costs and insurance costs that Nextel Brazil incurred due to a 7% increase in the number of transmitter and receiver sites in service from June 30, 2001 to June 30, 2002.

      These increases were offset by nonrecurring charges recorded during the second quarter of 2001 related to the resolution of disputes with local carriers over minutes of use and the currency translation effect previously described.

      The decrease in cost of providing wireless services of 3% from the three months ended June 30, 2001 to the three months ended June 30, 2002 is primarily attributable to the currency translation effect previously described. The currency translation effect exceeded increases in interconnect fees resulting from an increase in total minutes of use of 5% and direct switch and transmitter site costs due to a 9% increase in the number of transmitter and receiver sites in service from June 30, 2001 to June 30, 2002.

      Nextel Brazil subsidizes handset sales to attract new customers and offers handset upgrades and other retention inducements to retain existing customers. The decreases in Nextel Brazil’s cost of digital handset and accessory sales of 50% and 56% from the six and three months ended June 30, 2001 to the same periods in 2002 are primarily due to decreases in the number of handsets sold of 59% and 65%.

3. Selling and marketing expenses

      The decreases in Nextel Brazil’s selling and marketing expenses of $19.4 million and $12.4 million for the six and three months ended June 30, 2002 compared to the same periods in 2001 are a result of the following effects of Nextel Brazil’s less aggressive growth strategy:

•	decreases in advertising and other marketing expenses of $6.1 million or 57% and $4.8 million or 72% primarily due to Nextel Brazil’s increased focus on less costly advertising programs;

•	decreases in commissions earned by indirect dealers and distributors of $5.7 million or 69% and $3.6 million or 75% as a result of decreases in digital handsets sold through indirect channels of 60% and 66% from the six and three months ended June 30, 2001 to the same periods in 2002; and

•	decreases in payroll and related expenses, and direct commissions of $7.6 million or 52% and $4.0 million or 57% from the six and three months ended June 30, 2001 to the same periods in 2002, attributable to reductions in sales and marketing headcount and decreases in commissions earned by direct dealers, as a result of decreases in digital handsets sold through direct dealers of 58% and 64%.

4. General and administrative expenses

      The decreases in Nextel Brazil’s general and administrative expenses of $3.0 million and $1.6 million for the six and three months ended June 30, 2002 compared to the same periods in 2001 are primarily a result of the following:

•	decreases in bad debt expense of $3.3 million and $3.2 million, which decreased as a percentage of operating revenues from 10.1% for the six months ended June 30, 2001 to 5.5% for the six months ended June 30, 2002 and from 10.1% for the three months ended June 30, 2001 to 2.4% for the three months ended June 30, 2002, primarily due to the implementation of stricter credit policies and improved collections procedures; and

•	decreases in information technology expenses of $2.2 million or 41% and $0.7 million or 33% as a result of Nextel Brazil’s cash conservation objectives.

These decreases were offset by the following:

•	increases in expenses related to billing, collection, customer retention and customer care activities of $1.4 million or 29% and $0.6 million or 23%, primarily due to increases in customer care headcount to support a larger customer base; and

•	increases in general corporate expenses of $1.1 million or 11% and $1.7 million or 35% primarily attributable to outside attorney and consulting fees and reserves for tax contingencies related to tax disputes with the Brazilian government.

     c. Nextel Argentina

		% of		% of
		Nextel		Nextel	Change from
		Argentina’s		Argentina’s	Previous Year
	June 30,	Operating	June 30,	Operating
	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in thousands)
Six Months Ended
Operating revenues	$44,862	100%	$58,381	100%	$(13,519)	(23)%
Cost of revenues	(14,182)	(32)%	(24,117)	(41)%	9,935	(41)%

Gross margin	30,680	68%	34,264	59%	(3,584)	(10)%
Selling and marketing expenses	(6,794)	(15)%	(17,575)	(30)%	10,781	(61)%
General and administrative expenses	(16,109)	(36)%	(17,458)	(30)%	1,349	(8)%

Segment earnings (losses)	$7,777	17%	$(769)	(1)%	$8,546	NM

Three Months Ended
Operating revenues	$15,220	100%	$31,235	100%	$(16,015)	(51)%
Cost of revenues	(4,987)	(33)%	(12,463)	(40)%	7,476	(60)%

Gross margin	10,233	67%	18,772	60%	(8,539)	(45)%
Selling and marketing expenses	(2,093)	(14)%	(9,861)	(31)%	7,768	(79)%
General and administrative expenses	(4,197)	(27)%	(9,242)	(30)%	5,045	(55)%

Segment earnings (losses)	$3,943	26%	$(331)	(1)%	$4,274	NM

NM-Not Meaningful

      In accordance with generally accepted accounting principles in the United States, we translated Nextel Argentina’s results of operations using the average exchange rates for the six and three months ended June 30, 2002 and 2001. The average exchange rates for the six and three months ended June 30, 2002 decreased by about 56% and 65% from the same periods in 2001. As a result, the components of Nextel Argentina’s results of operations for the six and three months ended June 30, 2002 after translation into U.S. dollars reflect significant decreases as compared to its results of operations for the six and three months ended June 30, 2001, taking into consideration our one-month lag financial reporting policy for our non-U.S. subsidiaries. The results of operations for the six and three months ended June 30, 2001 do not reflect any such decreases since the U.S. dollar-to-Argentine peso exchange rate was pegged at one-to-one at that time. A continued weakening of the Argentine peso will likely continue to adversely affect Nextel Argentina’s results of operations in future periods in both local currency, because of the slowing economy, and U.S. dollars, because of the impact of translation.

      Nextel Argentina’s operations continue to be impacted by the adverse economic conditions existing in Argentina, including a sharp economic downturn, business closures, banking restrictions and significant currency volatility. As a result of the financial difficulties facing its customers and its policies related to suspension and deactivation of nonpaying customers, Nextel Argentina has experienced increased customer churn rates and higher bad debt expense. Further, by law, Nextel Argentina is required to charge its customers in local currency. While Nextel Argentina has adjusted the local currency prices of its handsets and services as a result of the devaluation, it has not adjusted prices established by contracts entered into prior to January 7, 2002.

      Nextel Argentina implemented a contingency plan in December 2001 to respond effectively to the needs of its customers, employees, vendors and financial supporters under unpredictable and challenging conditions. Key elements of the contingency plan include workforce reductions, the introduction of new handset leasing and pricing plans designed to retain customers. We cannot be sure that the contingency plan will be effective in mitigating, in part, customer churn, bad debt expense or the impact of the adverse economic conditions in Argentina. See “Forward Looking Statements.”

1. Operating revenues

      Nextel Argentina’s operating revenues for the six and three months ended June 30, 2002 and 2001 are as follows:

	Six months ended		Decrease from		Three months ended		Decrease from
	June 30,		Previous Year		June 30,		Previous Year

	2002	2001	Dollars	Percent	2002	2001	Dollars	Percent

	(dollars in thousands)
Wireless service and other revenues	$42,815	$55,820	$(13,005)	(23)%	$14,496	$29,826	$(15,330)	(51)%
Digital handset and accessory sales	2,047	2,561	(514)	(20)%	724	1,409	(685)	(49)%

Total operating revenues	$44,862	$58,381	$(13,519)	(23)%	$15,220	$31,235	$(16,015)	(51)%

      The decreases in wireless service and other revenues of 23% and 51% for the six and three months ended June 30, 2002 are primarily due to the currency translation effect previously described. Measured in Argentine pesos, wireless service and other increased as a result of the following:

•	increases in the average number of digital handsets in service of 33% and 20% from the six and three months ended June 30, 2001 to the same periods in 2002 primarily due to growth in existing markets; and

•	the successful introduction of new monthly service plans that have generated higher average monthly revenues per digital handset in service.

      Digital handset and accessory sales revenues decreased from the six and three months ended June 30, 2001 to the same periods in 2002 primarily due to the currency translation effect previously described, partially offset by revenues recognized from handset sales that occurred and were deferred in prior periods.

2. Cost of revenues

      Nextel Argentina’s cost of revenues for the six and three months ended June 30, 2002 and 2001 are as follows:

	Six months ended		Decrease from		Three months ended		Decrease from
	June 30,		Previous Year		June 30,		Previous Year

	2002	2001	Dollars	Percent	2002	2001	Dollars	Percent

	(dollars in thousands)
Cost of providing wireless services	$9,908	$12,467	$(2,559)	(21)%	$3,723	$6,678	$(2,955)	(44)%
Cost of digital handset and accessory sales	4,274	11,650	(7,376)	(63)%	1,264	5,785	(4,521)	(78)%

Total cost of revenues	$14,182	$24,117	$(9,935)	(41)%	$4,987	$12,463	$(7,476)	(60)%

      The decreases in cost of providing wireless services of 21% and 44% are primarily attributable to the currency translation effect previously described. Measured in Argentine pesos, the cost of providing wireless services increased as a result of the following:

•	increases in variable costs related to interconnect fees resulting from an increase in total system minutes of use of 64% and 52% from the six and three months ended June 30, 2001 to the same periods in 2002, principally due to the larger number of handsets in service; and

•	increases in fixed costs related to direct switch and transmitter and receiver site costs, including rent, utility costs and insurance costs that Nextel Argentina incurred due to a 15% increase in the number of transmitter and receiver sites in service from June 30, 2001 to June 30, 2002.

      Nextel Argentina subsidizes handset sales to attract new customers and offers handset upgrades and other retention inducements to retain existing customers. The decreases in Nextel Argentina’s cost of digital handset and accessory sales of 63% and 78% from the six and three months ended June 30, 2001 to the same periods in 2002 are primarily due to decreases in the number of handsets sold of 42% and 44% and the currency translation effect previously described.

3. Selling and marketing expenses

      The decreases in Nextel Argentina’s selling and marketing expenses of $10.8 million and $7.8 million for the six and three months ended June 30, 2002 compared to the same periods in 2001 are a result of the following effects of Nextel Argentina’s less aggressive growth strategy:

•	decreases in advertising expenses and other marketing costs of $1.6 million or 50% and $1.9 million or 79% primarily due to Nextel Argentina’s increased focus on less costly advertising programs;

•	decreases in commissions earned by indirect dealers and distributors of $4.2 million or 66% and $2.7 million or 82% primarily as a result of decreases in digital handsets sold through indirect channels of 41% and 50% from the six and three months ended June 30, 2001 to the same periods in 2002; and

•	decreases in payroll and related expenses, and direct commissions of $5.0 million or 62% and $3.2 million or 76% attributable to decreases in commissions earned by direct dealers, as a result of decreases in digital handsets sold through direct dealers, and reductions in sales and marketing headcount in connection with Nextel Argentina’s less aggressive growth strategy.

      The currency translation effect associated with the devaluation of the Argentine peso described above also contributed significantly to these decreases.

4. General and administrative expenses

      The decreases in Nextel Argentina’s general and administrative expenses of $1.3 million and $5.0 million for the six and three months ended June 30, 2002 compared to the same periods in 2001 are primarily a result of the following:

•	decreases in expenses related to billing, collection, customer retention and customer care activities of $1.2 million or 32% and $1.2 million or 58%, primarily due to the currency translation effect previously described, which exceeded increases in payroll costs resulting from increases in customer care headcount to support a larger customer base;

•	decreases in information technology of $0.3 million or 9% and $0.9 million or 55%, primarily due to the currency translation effect previously described, which exceeded increases in information technology payroll costs resulting from increases in information technology headcount to support a larger customer base; and

•	decreases in general corporate and other of $2.5 million or 33% and $2.2 million or 54%, primarily due to the currency translation effect previously described, which exceeded an increase in facilities and administrative costs and an increase in payroll costs due to increases in general and administrative headcount to support a larger customer base.

      For the six months ended June 30, 2002, these decreases were offset by an increase in bad debt expense of $2.7 million or 98% which increased as a percentage of revenues from 4.8% for the six months ended June 30, 2001 to 12.3% for the six months ended June 30, 2002 as a result of the deteriorating economic conditions in Argentina. For the three months ended June 30, 2002, bad debt expense decreased by $0.7 million or 50% primarily due to the currency translation effect previously described, which exceeded an increase in bad debt expense measured in Argentine pesos.

     d. Nextel Peru

		% of		% of
		Nextel		Nextel	Change from
		Peru’s		Peru’s	Previous Year
	June 30,	Operating	June 30,	Operating
	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in thousands)
Six Months Ended
Operating revenues	$40,066	100%	$29,940	100%	$10,126	34%
Cost of revenues	(18,093)	(45)%	(14,743)	(49)%	(3,350)	23%

Gross margin	21,973	55%	15,197	51%	6,776	45%
Selling and marketing expenses	(4,819)	(12)%	(6,921)	(23)%	2,102	(30)%
General and administrative expenses	(7,014)	(18)%	(7,332)	(25)%	318	(4)%

Segment earnings	$10,140	25%	$944	3%	$9,196	NM

Three Months Ended
Operating revenues	$20,199	100%	$16,141	100%	$4,058	25%
Cost of revenues	(9,041)	(45)%	(8,261)	(51)%	(780)	9%

Gross margin	11,158	55%	7,880	49%	3,278	42%
Selling and marketing expenses	(2,447)	(12)%	(3,712)	(23)%	1,265	(34)%
General and administrative expenses	(3,534)	(17)%	(3,439)	(21)%	(95)	3%

Segment earnings	$5,177	26%	$729	5%	$4,448	NM

NM-Not Meaningful

1. Operating revenues

      Nextel Peru’s operating revenues for the six and three months ended June 30, 2002 and 2001 are as follows:

	Six months ended		Increase from		Three months ended		Increase from
	June 30,		Previous Year		June 30,		Previous Year

	2002	2001	Dollars	Percent	2002	2001	Dollars	Percent

	(dollars in thousands)
Wireless service and other revenues	$39,233	$29,320	$9,913	34%	$19,829	$15,814	$4,015	25%
Digital handset and accessory sales	833	620	213	34%	370	327	43	13%

Total operating revenues	$40,066	$29,940	$10,126	34%	$20,199	$16,141	$4,058	25%

      The increases in wireless service and other revenues of 34% and 25% for the six and three months ended June 30, 2002 are primarily due to increases in the average number of digital handsets in service of 51% and 43% from the six and three months ended June 30, 2001 to the same periods in 2002, primarily due to growth in existing markets as well as expansion of service coverage areas in Peru. This increase was partially offset by decreases in average monthly revenues per digital handset in service, primarily resulting from the implementation of more competitive service pricing plans targeted at meeting Nextel Peru’s customers’ needs.

      While the number of handsets sold in Peru decreased from the six and three months ended June 30, 2001 to the same periods in 2002, digital handset and accessory sales revenues increased for both periods because of revenues recognized from handset sales that occurred and were deferred in prior periods.

2. Cost of revenues

      Nextel Peru’s cost of revenues for the six and three months ended June 30, 2002 and 2001 are as follows:

	Six months ended		Change from		Three months		Change from
	June 30,		Previous Year		ended June 30,		Previous Year

	2002	2001	Dollars	Percent	2002	2001	Dollars	Percent

	(dollars in thousands)
Cost of providing wireless services	$12,138	$7,591	$4,547	60%	$6,168	$4,805	$1,363	28%
Cost of digital handset and accessory sales	5,955	7,152	(1,197)	(17)%	2,873	3,456	(583)	(17)%

Total cost of revenues	$18,093	$14,743	$3,350	23%	$9,041	$8,261	$780	9%

      The increases in cost of providing wireless services of 60% and 28% are primarily attributable to the following factors:

•	increases in variable costs related to interconnect fees resulting from increases in total system minutes of use of 69% and 61% from the six and three months ended June 30, 2001 to the same periods in 2002, principally due to the larger number of handsets in service; and

•	increases in fixed costs related to direct switch and transmitter and receiver site costs, including rent, utility costs and insurance costs that Nextel Peru incurred due to a 105% increase in the number of transmitter and receiver sites in service from June 30, 2001 to June 30, 2002.

      Nextel Peru subsidizes handset sales to attract new customers and offers handset upgrades and other retention inducements to retain existing customers. The decrease in Nextel Peru’s cost of digital handset and accessory sales of 17% from the six and three months ended June 30, 2001 to the same periods in 2002 are primarily due to decreases in the number of handsets sold of 13% and 15%.

3. Selling and marketing expenses

      The decreases in Nextel Peru’s selling and marketing expenses of $2.1 million and $1.3 million for the six and three months ended June 30, 2002 compared to the same periods in 2001 are primarily a result of the following:

•	decreases for both periods in advertising expenses of $0.8 million partially due to Nextel Peru’s increased focus on less costly advertising programs;

•	decreases in commissions earned by indirect dealers and distributors of $0.7 million or 44% and $0.3 million or 40% as a result of decreases in digital handsets sold through indirect channels of 17% and 20% from the six and three months ended June 30, 2001 to the same periods in 2002 and decreases in average commissions paid per handset sold by indirect dealers; and

•	decreases in payroll and related expenses, including direct commissions of $0.6 million and $0.2 million, primarily attributable to decreases in commissions earned by direct dealers, as a result of decreases in digital handsets sold through direct dealers, and reductions in sales and marketing personnel headcount in connection with Nextel Peru’s less aggressive growth strategy.

4. General and administrative expenses

      The decrease in Nextel Peru’s general and administrative expenses of $0.3 million for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 is primarily a result of a decrease in information technology, and general corporate expenses of $1.0 million, primarily attributable to a reduction in information technology projects and a decrease in facilities and administrative expenses. This decrease was offset by an increase in customer care and billing of $0.7 million as a result of increases in personnel headcount and bill processing costs to support a larger customer base.

      The increase in Nextel Peru’s general and administrative expenses of $0.1 million for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 is primarily a result of an increase in customer care and billing of $0.8 million. The increase is a result of increases in personnel headcount and bill processing costs to support a larger customer base, offset by a decrease in information technology and general corporate expenses of $0.7 million primarily attributable to a reduction in information technology projects and a decrease in facilities and administrative expenses.

      Nextel Peru’s bad debt expense remained flat for the six and three months ended June 30, 2002 compared to the same periods in 2001. However, bad debt expense decreased as a percentage of operating revenues from 1.9% for the six months ended June 30, 2001 to 1.5% for the six months ended June 30, 2002 and from 2.0% for the three months ended June 30, 2001 to 1.7% for the three months ended June 30, 2002 as a result of improved collection efforts.

     e. Corporate and Other

      Corporate and other includes Nextel Philippines, our Chilean operating companies and our corporate operations in the U.S.

		% of		% of
		Corporate		Corporate	Change from
		and Other		and Other	Previous Year
	June 30,	Operating	June 30,	Operating
	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in thousands)
Six Months Ended
Operating revenues	$8,926	100%	$9,138	100%	$(212)	(2)%
Cost of revenues	(6,304)	(71)%	(6,240)	(68)%	(64)	1%

Gross margin	2,622	29%	2,898	32%	(276)	(10)%
Selling and marketing expenses	(2,567)	(29)%	(6,541)	(72)%	3,974	(61)%
General and administrative expenses	(16,075)	(179)%	(26,111)	(286)%	10,036	(38)%

Segment losses	$(16,020)	(179)%	$(29,754)	(326)%	$13,734	(46)%

Three Months Ended
Operating revenues	$4,178	100%	$4,722	100%	$(544)	(12)%
Cost of revenues	(3,025)	(72)%	(2,543)	(54)%	(482)	19%

Gross margin	1,153	28%	2,179	46%	(1,026)	(47)%
Selling and marketing expenses	(1,019)	(25)%	(2,554)	(54)%	1,535	(60)%
General and administrative expenses	(6,768)	(162)%	(11,047)	(234)%	4,279	(39)%

Segment losses	$(6,634)	(159)%	$(11,422)	(242)%	$4,788	(42)%

      Corporate and other operating revenues and cost of revenues are primarily comprised of the results of operations reported by Nextel Philippines.

1. Operating revenues

      The decreases in operating revenues of $0.2 million or 2% and $0.5 million or 12% for the six and three months ended June 30, 2002 compared to the same periods in 2001 are primarily due to decreases in Nextel Philippines’ average monthly revenues per digital handset in service, partially offset by increases in their average number of digital handsets in service.

2. Cost of revenues

      The increases in cost of revenues of $0.1 million or 1% and $0.5 million or 19% for the six and three months ended June 30, 2002 compared to the same periods in 2001 are primarily due to increases in the cost of providing wireless services. These increases were offset by decreases in Nextel Philippines’ costs of digital handset and accessory sales as a result of decreases in the number of handsets sold from the six and three months ended June 30, 2001 compared to the same periods in 2002.

3. Selling and marketing expenses

      The decreases in selling and marketing expenses of $4.0 million or 61% and $1.5 million or 60% for the six and three months ended June 30, 2002 compared to the same periods in 2001 are primarily due to decreases in commissions earned by direct and indirect dealers resulting from decreases in Nextel Philippines’ digital handsets sold from the six and three months ended June 30, 2001 compared to the same periods in 2002.

4. General and administrative expenses

      The decreases in general and administrative expenses of $10.0 million or 38% and $4.3 million or 39% for the six and three months ended June 30, 2002 compared to the same periods in 2001 are primarily due to decreases in customer care and billing operations, information technology, facilities and general corporate expenses in both Nextel Philippines and at the corporate level resulting from our less aggressive growth strategy.

     f. Depreciation and Amortization — Consolidated

		% of		% of	Decrease from
		Consolidated		Consolidated	Previous Year
	June 30,	Operating	June 30,	Operating
	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in thousands)
Six Months Ended
Depreciation	$31,930	8%	$78,516	26%	$(46,586)	(59)%
Amortization	6,056	2%	34,977	12%	(28,921)	(83)%

Depreciation and amortization	$37,986	10%	$113,493	38%	$(75,507)	(67)%

Three Months Ended
Depreciation	$17,634	9%	$40,477	25%	$(22,843)	(56)%
Amortization	2,996	2%	17,363	11%	(14,367)	(83)%

Depreciation and amortization	$20,630	11%	$57,840	36%	$(37,210)	(64)%

      Depreciation decreased $46.6 million or 59% from the six months ended June 30, 2001 to the six months ended June 30, 2002 and $22.8 million or 56% from the three months ended June 30, 2001 to the three months ended June 30, 2002, primarily as a result of about $1.1 billion in fixed asset impairment charges that we recorded during the fourth quarter of 2001. These impairment charges reduced the cost bases of substantially all of our fixed assets. As a result, we expect that depreciation in the remainder of 2002 will continue to be less than amounts recorded in comparable periods of 2001.

      Amortization decreased $28.9 million or 83% from the six months ended June 30, 2001 to the six months ended June 30, 2002 and $14.4 million or 83% from the three months ended June 30, 2001 to the three months ended June 30, 2002, primarily as a result of $634.9 million in intangible asset impairment charges that we recorded during the fourth quarter of 2001. These impairment charges reduced the cost bases of substantially all of our intangible assets. As a result, we expect that amortization in the remainder of 2002 will continue to be less than amounts recorded in comparable periods of 2001.

g.	Impairment, Restructuring and Other Charges, and Other Income (Expense) — Consolidated

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	June 30,	Operating	June 30,	Operating
	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in thousands)
Six Months Ended
Impairment, restructuring and other charges	$(14,719)	(4)%	$—	—	$(14,719)	NM
Interest expense	(137,425)	(35)%	(146,662)	(49)%	9,237	(6)%
Interest income	2,634	1%	7,678	3%	(5,044)	(66)%
Realized losses on investments	—	—	(3,667)	(1)%	3,667	(100)%
Foreign currency transaction losses, net	(130,461)	(33)%	(54,791)	(18)%	(75,670)	138%
Reorganization items	(124,861)	(32)%	—	—	(124,861)	NM
Other expense, net	(893)	—	(2,599)	(1)%	1,706	(66)%
Income tax provision	(9,482)	(2)%	(6)	—	(9,476)	NM
Three Months Ended
Impairment, restructuring and other charges	$(9,497)	(5)%	$—	—	$(9,497)	NM
Interest expense	(57,695)	(30)%	(74,132)	(46)%	16,437	(22)%
Interest income	1,057	1%	2,953	2%	(1,896)	(64)%
Realized losses on investments	—	—	(3,667)	(2)%	3,667	(100)%
Foreign currency transaction losses, net	(58,982)	(30)%	(45,029)	(28)%	(13,953)	31%
Reorganization items	(124,861)	(64)%	—	—	(124,861)	NM
Other income (expense), net	1,032	1%	(2,131)	(2)%	3,163	(148)%
Income tax provision	(4,085)	(2)%	(494)	—	(3,591)	NM

NM-Not Meaningful

1. Impairment, restructuring and other charges

      During the first quarter of 2002, Nextel Argentina, Nextel Brazil and our corporate headquarters restructured their operations, which included workforce reductions. We recorded a $1.9 million restructuring charge in the first quarter of 2002 related to these actions and $3.3 million in other charges that were incurred and paid to third parties assisting us with our debt restructuring efforts.

      During the second quarter of 2002, we incurred $1.7 million in charges to third parties assisting us with our debt restructuring efforts. In addition, Nextel Argentina recorded a $7.9 million impairment charge to further write-down the carrying values of its long-lived assets as a result of the continued economic decline in Argentina. Further, Nextel Brazil and Nextel Argentina implemented additional workforce reductions and incurred restructuring charges of $0.3 million.

2. Interest expense

      In accordance with SOP 90-7, effective May 24, 2002, we stopped recognizing interest expense on our senior redeemable notes. As a result, interest expense for the six and three months ended June 30, 2002 does not include $28.8 million of contractual interest on our senior redeemable notes. Therefore, interest expense for the six and three months ended June 30, 2002 decreased compared to the same periods in 2001.

3. Interest income

      The decreases in interest income for the six and three months ended June 30, 2002 compared to the same periods in 2001 are primarily due to decreases in our average invested cash balances outstanding during the six and three months ended June 30, 2002 compared to the same periods in 2001, as well as decreases in average interest rates in effect over the same periods. While we are in reorganization, we will classify most of our interest income as a reorganization item in accordance with SOP 90-7.

4. Realized losses on investments

      Realized losses on investments of $3.7 million for the six and three months ended June 30, 2001 represents the write-off in the second quarter of 2001 of our warrants to purchase shares of China United Telecommunications Corporation upon expiration of the warrant.

5. Foreign currency transaction losses, net

      The increases in foreign currency transaction losses from the six and three months ended June 30, 2001 to the same periods in 2002 are primarily due to the devaluation and subsequent decrease in value of the Argentine peso relative to the U.S. dollar as a result of the current economic environment in Argentina.

6. Reorganization items

      Reorganization items primarily include $123.4 million in unamortized discounts on our senior redeemable notes and net debt financing costs that we wrote off during the second quarter of 2002 in accordance with SOP 90-7.

7. Other expense, net

      The decrease in other expense, net for the six months ended June 30, 2002 compared to the same period in 2001 is primarily due to the $3.7 million write-off of initial public offering costs in 2001.

      The decrease in other expense, net for the three months ended June 30, 2002 compared to the same period in 2001 is primarily due to a favorable settlement during the second quarter of 2002 of disputed liabilities incurred in previous periods.

8. Income tax provision

      The increase in the income tax provision for both the six and three months ended June 30, 2002 compared to the same periods in 2001 is due to withholding taxes incurred related to interest earned on intercompany financing agreements and related to services provided by our U.S. companies to our foreign subsidiaries, which do not have tax treaties with the U.S.

Liquidity and Capital Resources

      As of June 30, 2002, we had $194.6 million in cash and cash equivalents, including $69.2 million in restricted cash. We also had about $2.3 billion in outstanding senior notes and $482.4 million in secured debt, all of which are classified in liabilities subject to compromise as of June 30, 2002, except for our $100.8 million Argentine credit facilities, which are classified in current portion of long-term debt.

      We incurred net losses of $381.1 million during the six months ended June 30, 2001 and $391.2 million during the six months ended June 30, 2002. The operating expenses and capital expenditures associated with developing, enhancing and operating our digital mobile networks, as well as interest expense and foreign currency losses, have more than offset our operating revenues. Our operating expenses, debt service obligations and anticipated capital expenditures are expected to continue to more than offset operating revenues for the foreseeable future.

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

      Cash Flows. Our operating activities provided us with $26.6 million of net cash during the six months ended June 30, 2002. We used $109.2 million of net cash in our operating activities during the six months ended June 30, 2001. The reduced use of cash was primarily due to our less aggressive growth strategy that targets cash conservation.

      We used $131.5 million of net cash in our investing activities during the six months ended June 30, 2002, a decrease of $260.9 million compared to the six months ended June 30, 2001, primarily due to a $233.8 million decrease in cash paid for capital expenditures to $130.8 million for the six months ended June 30, 2002. The decrease in capital expenditures is consistent with our cash conservation objectives, including reduced network expansion and subscriber growth.

      We used $20.2 million of net cash in our financing activities during the six months ended June 30, 2002. Our financing activities provided us with $239.6 million during the six months ended June 30, 2001. The $259.8 million decrease in cash from our financing activities was primarily due to the following:

•	$250.0 million in proceeds received during 2001 from the issuance of shares of our series A exchangeable redeemable preferred stock to a wholly owned subsidiary of Nextel Communications;

•	a $7.6 million increase in repayments to Nextel Communications, primarily for vendor invoices paid on our behalf; and

•	a $22.6 million decrease in advances from Nextel Communications.

These increases were offset by the following:

•	a $11.4 million decrease in transfers to restricted cash; and

•	a $9.0 million decrease in repayments under our long-term credit facilities.

Future Capital Needs and Resources

      Historically, our strategy was focused on aggressive expansion and improvement of digital mobile coverage in our Latin American markets, as well as continued support of our other operations. Consistent with this strategy, our business plan was originally developed to rapidly grow our digital customer base, increase our revenues and improve other key financial and credit performance measurements, obtain access to the capital markets and achieve a profitable wireless operation that provided economies of scale in all of our markets.

      We have been operating in a difficult business environment. The global telecommunications industry has suffered due to the widespread economic slowdown affecting growth and demand, the contraction of the capital markets and intense competition resulting from an abundance of telecommunications service providers. The contraction of the capital markets has severely affected the Latin American region, as investors have been hesitant to invest incremental capital in the region. This situation has only been aggravated further by the recent heightened economic and political unrest in Argentina and Brazil.

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

      Our limited sources of available funding have required us to cease providing significant financing to stimulate operating growth in most of our markets. We are focusing on cash conservation and directing substantially all of our available funding toward continuing the growth of our Mexican operations. We made this decision based on Nextel Mexico’s cash generation potential, return on invested capital, growth potential and capital investment requirements. During 2002, we have been providing substantially less funding to our other markets in Brazil, Argentina and Peru and in late 2001 we ceased funding Nextel Philippines. As a result, growth in these markets has slowed considerably compared to historical growth levels. We expect that this trend towards significantly slower growth in these markets will continue for the foreseeable future. Our primary objectives with respect to our markets other than Mexico are to minimize operating costs and capital expenditures and maximize cash resources and segment earnings. However, if our funding needs are not met on a timely basis, or at all, we may not be able to provide Nextel Mexico with sufficient financing to continue the growth of its operations as currently planned. As a result, actual results for our Mexican operations could differ significantly from current expectations. Further, although one of the primary objectives of our revised business plan is to maximize segment earnings, we cannot be sure that we will be successful in effectively implementing our revised business plan.

      In addition to our current liabilities as of June 30, 2002, we expect that our commitments to make payments to third parties during 2002, which total about $67.0 million including $13.0 million in license purchases made by Nextel Mexico in August 2002, will primarily be focused on capital expenditures to maintain our networks in Latin America and working capital requirements. We believe that our cash balance as of June 30, 2002, the continued availability of financing for handset purchases made in 2002 and other potential sources of liquidity will be sufficient to fund our operations only through our reorganization, based on our current revised business plan.

      Subsequent to the cancellation of our initial public offering and our inability to secure third party financing, we determined that we did not have the funding necessary to execute our business plan through 2002. Accordingly, in December 2001, we retained the firm Houlihan Lokey Howard & Zukin to evaluate a broad range of strategic alternatives. After carefully considering our strategic alternatives, we began the process of restructuring our balance sheet among our various current economic constituencies, which included Nextel Communications, Motorola Credit Corporation and the holders of our senior redeemable notes. In connection with this process, our financial advisors elicited a financing proposal from Nextel Communications in which Nextel Communications might elect to provide us with up to $250.0 million conditioned upon our ability to complete a satisfactory restructuring of indebtedness and other financial obligations, as well as other specific conditions. Nonetheless, during this period, we continued to explore other restructuring alternatives, which included discussions with potential strategic and financial investors. Given the difficult economic climate in Latin America and in the telecommunications industry in general, these discussions led to no superior restructuring scenarios.

      In April 2002, Nextel Communications withdrew its proposal to provide us with up to $250.0 million. Subsequently, on May 24, 2002 we reached an agreement in principle with our main creditors, Motorola Credit Corporation, Nextel Communications and a consortium of bondholders for a restructuring of our outstanding debt. In connection with this agreement, on May 24, 2002, NII Holdings, Inc. and NII Holdings, Inc. (Delaware) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. None of our foreign subsidiaries have filed for Chapter 11 reorganization. While our U.S. companies that filed for Chapter 11 are operating as debtors-in-possession under the Bankruptcy Code, our foreign subsidiaries will continue operating in the ordinary course of business during the Chapter 11 process, providing continuous and uninterrupted wireless communication services to existing and new customers.

      We filed our original Joint Plan of Reorganization on June 14, 2002, our First Amended Plan of Reorganization on June 27, 2002, our Second Amended Plan of Reorganization on July 9, 2002 and our Third Amended Joint Plan of Reorganization, on July 26, 2002. We filed our Revised Third Amended Joint Plan of Reorganization on July 31, 2002. We filed our original Disclosure Statement on June 27, 2002, our First Amended Disclosure Statement on July 9, 2002, our Second Amended Disclosure Statement on July 26, 2002 and our Revised Second Amended Disclosure Statement on July 31, 2002. In addition, we filed our Schedules of Assets and Liabilities and our Statement of Financial Affairs on June 24, 2002.

      Among other things, our reorganization plan contemplates: (i) the cancellation of a substantial amount of our indebtedness in exchange for new common stock, (ii) the cancellation of existing equity interests, (iii) the reinstatement in full of all senior secured indebtedness owed or guaranteed by us to Motorola Credit Corporation, subject to deferrals of principal amortization and some structural modifications, (iv) the execution with Nextel Communications of a new spectrum use and build-out agreement and the staggered payment of $50.0 million to our reorganized company in connection therewith, and (v) a rights offering, under which some members of the ad hoc committee of noteholders will act as standby purchasers of up to $75.0 million of new senior notes to be issued by one of our holding company subsidiaries and additional common stock of our reorganized company, and Nextel Communications will act as standby purchaser of up to an additional $65.0 million of new senior notes to be issued by one of our holding company subsidiaries and additional common stock of our reorganized company, subject to some conditions. We expect that the implementation of this reorganization plan will result in a significant deleveraging of our balance sheet so as to allow us and our operating companies to operate without the constraints that had threatened our long-term viability. On August 8, 2002, we began soliciting our existing creditors for approval of our reorganization plan.

      We believe that, with the $140.0 million we will receive in connection with the rights offering, our current business plan as contemplated in our plan of reorganization will not require additional funding and we will be able to service our debt obligations over time. The business plan reflects the following key assumptions: (i) new investment of $140.0 million under the rights offering, (ii) the receipt of $50.0 million under the terms and conditions of the new spectrum use and build-out agreement (iii) less aggressive growth in network construction and subscriber growth resulting in reduced capital expenditures and operating expenses, (iv) 100% equitization of our senior redeemable notes and other unsecured obligations, (v) restructured secured debt, and (vi) continued handset financing on existing terms. We cannot be sure that our reorganization plan will be confirmed by the Bankruptcy Court in its current form or at all. Accordingly, we can not be sure that we will have sufficient funding to operate under our current business plan. See “Forward Looking Statements.”

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

      While inflation in each of our markets has generally been higher than that in the United States, it has not historically been a material factor affecting our business. However, the recent economic difficulties facing Argentina have resulted in an inflation rate of about 28% for the six months ended June 30, 2002 in contrast to recent historical rates of less than 2%. A continuation of the recent economic problems in Argentina could lead to significant prolonged inflation in that country. As a result, general operating expenses such as salaries, employee benefits and other services provided by domestic Argentine companies could continue to become more expensive. In addition, the recent decline in value of the Argentine peso has caused foreign products and services to be more expensive, including handsets that Nextel Argentina must purchase using U.S. dollars.

Forward Looking Statements

      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. A number of the statements made in this report are not historical or current facts, but deal with potential future circumstances and developments. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy that involve risks and uncertainties. We caution you that these forward-looking statements are only predictions, which are subject to risks and uncertainties, including technical uncertainties, financial variations, changes in the regulatory environment, industry growth and trend predictions. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operation and results of our wireless communications business also may be subject to the effects of other risks and uncertainties in addition to the other relevant qualifying factors identified in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to:

•	the success of our efforts to reorganize our company under Chapter 11 and obtain additional financing to fund our revised business plan;

•	assuming we successfully reorganize our company under Chapter 11, our ability to access sufficient debt or equity capital to meet our operating and financial needs;

•	general economic conditions in Latin America and in the market segments that we are targeting for our digital mobile services;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet our service deployment and marketing plans and customer demand;

•	potential additional currency devaluations in countries in which our operating companies conduct business;

•	the impact of foreign exchange volatility in our markets as compared to the U.S. dollar;

•	substantive terms of any international financial aid package that may be made available to any country in which our operating companies conduct business;

•	future legislation or regulatory actions relating to our specialized mobile radio services, other wireless communication services or telecommunications generally;

•	the impact that economic conditions in Latin America, as well as other market conditions, may have on the volatility and availability of equity and debt financing in domestic and international capital markets;

•	the political and social conditions in the countries in which we operate, including political instability, which may affect the economies of our markets and the regulatory schemes in these countries;

•	the success of efforts to improve and satisfactorily address any issues relating to our digital mobile network performance;

•	market acceptance of our new service offerings, including Nextel WorldwideSM and Nextel Online;

•	the successful performance of the technology being deployed in our service areas, including technology deployed in connection with the introduction of digital two-way mobile data or Internet connectivity services in our markets;

•	the ability to achieve and maintain market penetration and average subscriber revenue levels sufficient to provide financial viability to our digital mobile network business;

•	our ability to meet the operating goals established by our revised business plan;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular services and personal communications services; and

•	other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission, including our 2001 annual report on Form 10-K.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

      Our revenues are denominated in foreign currencies, while a significant portion of our operations are financed through senior notes and bank and vendor credit facilities, which are denominated in U.S. dollars. As a result, fluctuations in exchange rates relative to the U.S. dollar expose us to foreign currency exchange risks. See “Effect of Inflation and Foreign Currency Exchange” for additional information.

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

      The table below presents principal cash flows and related interest rates by year of maturity for our fixed and variable rate debt obligations as of June 30, 2002. Fair values are determined based on quoted market prices for our senior notes, estimated future cash flows for our bank credit facilities and carrying values for our vendor credit facilities as interest rates are reset periodically. However, as a result of defaults under these facilities as described below, other methods used to determine fair value may result in significantly different amounts.

      In December 2001, we failed to make a scheduled principal payment under our Argentina credit facilities. We also failed to make a scheduled interest payment in February 2002 under our 12.75% senior serial redeemable notes due 2010. In March 2002, we failed to make a scheduled interest payment under our international Motorola incremental equipment financing facility, as well as a second scheduled principal payment and an interest payment on our Argentine credit facilities. As a result of our Chapter 11 filing, we have classified all of our debt, except for our Argentine credit facilities, in liabilities subject to compromise in our condensed consolidated balance sheets. We have classified our Argentine credit facilities in current portion of long-term debt as these facilities are in default but are not obligations of or guaranteed by NII Holdings, Inc. or NII Holdings, Inc. (Delaware). Descriptions of these events and our senior notes and bank and vendor credit facilities are contained in note 3 to the audited consolidated financial statements included in our 2001 annual report on Form 10-K and in notes 1 and 2 to our condensed consolidated financial statements presented in Item 1 of this quarterly report. The change in the fair values of our debt since December 31, 2001 reflects changes in applicable market conditions.

	Year of Maturity						June 30, 2002

	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value

	(U.S. dollars in thousands)
Long-Term Debt:
Fixed Rate	$2,331,463	—	—	—	—	—	$2,331,463	$116,573
Average Interest Rate	12.7%	—	—	—	—	—	12.7%
Variable Rate	$482,420	—	—	—	—	—	$482,420	$387,650
Average Interest Rate	7.3%	—	—	—	—	—	7.3%

PART II — OTHER INFORMATION.

Item 1.     Legal Proceedings.

      Nextel Brazil has received tax assessment notices from state and federal Brazilian tax authorities asserting deficiencies in tax payments related primarily to value added taxes, import duties and matters surrounding the definition and classification of equipment and services. Nextel Brazil has filed various petitions disputing these assessments. In some cases Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases our petitions have been denied and Nextel Brazil is currently appealing those decisions. Additionally, Nextel Brazil has filed a lawsuit against the Brazilian government disputing the legality of an increase in certain social contribution tax rates.

      We and/or our operating companies are parties to other legal proceedings that are described in our 2001 annual report on Form 10-K. During the three months ended June 30, 2002, there were no material changes in the status of or developments regarding those legal proceedings that have not been previously disclosed in our 2001 annual report on Form 10-K and our quarterly report on Form 10-Q for the three months ended March 31, 2002. In addition, some of our competitors are currently challenging, in administrative or judicial proceedings, the validity of some of our licenses or the scope of services we provide under those licenses, particularly in Mexico and Chile. While we believe that our licenses are valid and that our services are within the scope of our licenses, any revocation of a material number of our licenses or any significant limitation of our services would adversely affect our business.

      On May 24, 2002, NII Holdings, Inc. and NII Holdings, Inc. (Delaware) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.

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

      As a result of our default, the entire balance of unpaid principal under our 12.75% senior serial redeemable notes is subject to being declared immediately due and payable together with accrued interest. In addition, as a result of cross default provisions contained in our senior redeemable notes, the entire balance of unpaid principal under our 13.0% senior redeemable discount notes due 2007 and our 12.125% senior redeemable discount notes due 2008 are subject to being declared immediately due and payable, together with accrued interest, thirty days after an acceleration has been declared under any of our other significant indebtedness, all of which is currently in default. No such acceleration has been declared. As a result of our defaults, our lenders under the affected facilities became each free to pursue the respective remedies available to them, including, in the case of our vendor and bank credit facilities, seizing our assets and the assets of our subsidiaries that are pledged as collateral.

Item 6.     Exhibits and Reports on Form 8-K.

      (a) List of Exhibits.

Exhibit
Number	Exhibit Description

10.52	Form of Lock-up and Voting Agreement, by and between NII Holdings, Inc. and each of Nextel Communications, Motorola Credit Corporation and certain members of the ad hoc committee of noteholders.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K.

We filed the following reports on Form 8-K with the Securities and Exchange Commission during the three months ended June 30, 2002:

(i)	Current report on Form 8-K dated and filed April 17, 2002 reporting under Item 5 our financial results and other data for the quarter ended March 31, 2002.

(ii)	Current report on Form 8-K dated and filed May 24, 2002 reporting under Item 3 our filing of voluntary petitions under Chapter 11 of the United States Bankruptcy Code.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NII HOLDINGS, INC.

	By:	/s/ BYRON R. SILIEZAR
Date: August 14, 2002		Byron R. Siliezar Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.52	Form of Lock-up and Voting Agreement, by and between NII Holdings, Inc. and each of Nextel Communications, Motorola Credit Corporation and certain members of the ad hoc committee of noteholders.
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.