Form 10-Q
period 2002-09-30
NII HOLDINGS INC
filed 2002-11-15
CIK 1037016

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]     No [X]

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X]     No [  ]

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on November 12, 2002

Common Stock, $0.001 par value per share	20,000,000

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION.

Item 1.	Financial Statements — Unaudited.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2002 and December 31, 2001
(in thousands)
Unaudited

	2002	2001

ASSETS
Current assets
Cash and cash equivalents	$91,997	$250,250
Restricted cash	69,489	84,041
Accounts receivable, less allowance for doubtful accounts of $12,228 and $24,277	96,476	116,819
Handset and accessory inventory	19,404	24,486
Prepaid expenses and other	70,105	75,506

Total current assets	347,471	551,102
Property, plant and equipment, net of accumulated depreciation of $79,524 and $48,435	371,763	350,001
Intangible assets and other, net of accumulated amortization of $7,625 and $0 (note 2)	179,636	227,551
Other assets	47,476	115,766

	$946,346	$1,244,420

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise
Current liabilities
Accounts payable	$46,642	$129,800
Accrued expenses and other	182,422	172,057
Deferred revenues	49,010	50,066
Accrued interest	28,346	58,131
Due to related parties	55,235	139,871
Current portion of long-term debt, including $90,241 and $1,274,420 due to related parties (note 3)	157,419	2,665,144

Total current liabilities	519,074	3,215,069
Long-term debt due to related party (note 3)	325,000	—
Deferred income taxes	13,687	15,134
Deferred revenues and other	34,178	36,367

Total liabilities not subject to compromise	891,939	3,266,570
Liabilities subject to compromise (note 4)	2,446,174	—
Commitments and contingencies (note 9)
Stockholders’ deficit
Series A exchangeable redeemable preferred stock, 11 shares issued and outstanding; accreted liquidation preference of $1,311,680 and $1,187,569	1,050,300	1,050,300
Common stock, class B, 271,037 shares issued, 270,382 shares outstanding	271	271
Paid-in capital	934,958	934,948
Accumulated deficit	(4,201,992)	(3,774,497)
Treasury stock, at cost, 655 shares	(3,275)	(3,275)
Deferred compensation, net	(860)	(903)
Accumulated other comprehensive loss	(171,169)	(228,994)

Total stockholders’ deficit	(2,391,767)	(2,022,150)

	$946,346	$1,244,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Nine and Three Months Ended September 30, 2002 and 2001
(in thousands, except per share amounts)
Unaudited

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Operating revenues	$584,078	$485,819	$191,067	$186,002

Operating expenses
Cost of revenues (exclusive of depreciation shown separately below)	236,228	249,375	75,841	94,243
Selling, general and administrative	245,272	332,645	74,675	120,357
Impairment, restructuring and other charges (note 5)	15,756	147,143	1,037	147,143
Depreciation and amortization	58,288	173,070	20,302	59,577

	555,544	902,233	171,855	421,320

Operating income (loss)	28,534	(416,414)	19,212	(235,318)

Other income (expense)
Interest expense (contractual interest of $250,203, $220,099, $84,018 and $73,437)	(149,538)	(220,099)	(12,113)	(73,437)
Interest income	3,613	10,889	979	3,211
Realized losses on investments	—	(192,054)	—	(188,387)
Foreign currency transaction losses, net	(160,722)	(70,685)	(30,261)	(15,894)
Reorganization items (note 6)	(136,035)	—	(11,174)	—
Other, net	(5,586)	(5,263)	(4,693)	(2,664)

	(448,268)	(477,212)	(57,262)	(277,171)

Loss before income tax (provision) benefit	(419,734)	(893,626)	(38,050)	(512,489)
Income tax (provision) benefit	(7,761)	(39,235)	1,721	(39,229)

Net loss	$(427,495)	$(932,861)	$(36,239)	$(551,718)

Net loss per common share, basic and diluted	$(1.58)	$(3.44)	$(0.13)	$(2.04)

Weighted average number of common shares outstanding	270,382	270,876	270,382	270,584

Comprehensive loss, net of income tax
Available-for-sale securities:
Unrealized holding losses arising during the period	$—	$(197,859)	$—	$(132,886)
Reclassification adjustments for losses included in net loss	—	192,087	—	188,387
Foreign currency translation adjustment	57,825	(90,635)	10,085	(32,247)

Other comprehensive income (loss)	57,825	(96,407)	10,085	23,254
Net loss	(427,495)	(932,861)	(36,239)	(551,718)

	$(369,670)	$(1,029,268)	$(26,154)	$(528,464)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Nine Months Ended September 30, 2002
(in thousands)
Unaudited

	Series A		Class B							Accumulated
	Preferred Stock		Common Stock				Treasury Stock			Other
					Paid-in	Accumulated			Deferred	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Compensation	Loss	Total

Balance, January 1, 2002	11	$1,050,300	270,382	$271	$934,948	$(3,774,497)	655	$(3,275)	$(903)	$(228,994)	$(2,022,150)
Net loss	—	—	—	—	—	(427,495)	—	—	—	—	(427,495)
Other comprehensive income	—	—	—	—	—	—	—	—	—	57,825	57,825
Deferred compensation	—	—	—	—	10	—	—	—	43	—	53

Balance, September 30, 2002	11	$1,050,300	270,382	$271	$934,958	$(4,201,992)	655	$(3,275)	$(860)	$(171,169)	$(2,391,767)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2002 and 2001
(in thousands)
Unaudited

	2002	2001

Cash flows from operating activities
Net loss	$(427,495)	$(932,861)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt financing costs and accretion of senior redeemable notes	67,536	138,040
Depreciation and amortization	58,288	173,070
Provision for losses on accounts receivable	17,301	29,408
Foreign currency transaction losses, net	160,722	70,685
Reorganization items	129,477	—
Impairment, restructuring and other charges	7,968	147,143
Realized losses on investments	—	188,387
Deferred income tax benefit	(938)	(20,956)
Other, net	3,612	7,707
Change in assets and liabilities:
Accounts receivable	11,004	(59,857)
Handset and accessory inventory	3,974	(4,582)
Prepaid expenses and other assets	25,695	(5,944)
Accounts payable, accrued expenses and other	11,126	102,861

Net cash provided by (used in) operating activities	68,270	(166,899)

Cash flows from investing activities
Capital expenditures	(181,400)	(488,587)
Payments for acquisitions, purchases of licenses and other	(13,744)	(35,651)

Net cash used in investing activities	(195,144)	(524,238)

Cash flows from financing activities
Proceeds from issuance of series A exchangeable redeemable preferred stock to parent	—	500,000
(Repayments to) Borrowings from parent, net	(10,990)	19,441
Repayments under long-term credit facilities and other	(8,044)	(25,599)
Transfers to restricted cash	—	(36,467)
Purchase of treasury stock	—	(3,213)

Net cash (used in) provided by financing activities	(19,034)	454,162

Effect of exchange rate changes on cash and cash equivalents	(12,345)	(2,546)

Net decrease in cash and cash equivalents	(158,253)	(239,521)
Cash and cash equivalents, beginning of period	250,250	473,707

Cash and cash equivalents, end of period	$91,997	$234,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements
Unaudited

Note 1.	Summary of Reorganization

      You should read the accompanying condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2001 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002. You should not expect results of operations of interim periods to be an indication of the results for a full year.

      Reorganization. In May 2002, we reached an agreement in principle with our main creditors, Motorola Credit Corporation, Nextel Communications, Inc. and an ad hoc committee of noteholders, to restructure our outstanding debt. In connection with this agreement, on May 24, 2002, NII Holdings, Inc. and NII Holdings (Delaware), Inc. filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. None of our foreign subsidiaries filed for Chapter 11 reorganization. While our U.S. companies that filed for Chapter 11 operated as debtors-in-possession under the Bankruptcy Code, our foreign subsidiaries continued operating in the ordinary course of business during the Chapter 11 process, providing continuous and uninterrupted wireless communication services to existing and new customers.

      As part of our Chapter 11 proceedings, we filed our original Joint Plan of Reorganization on June 14, 2002, our First Amended Plan of Reorganization on June 27, 2002, our Second Amended Plan of Reorganization on July 9, 2002, our Third Amended Joint Plan of Reorganization on July 26, 2002, and our Revised Third Amended Joint Plan of Reorganization on July 31, 2002, reflecting the final negotiations with our major creditor constituents. On October 28, 2002, the Bankruptcy Court confirmed our plan of reorganization and on November 12, 2002, we emerged from Chapter 11.

      The following is a summary of the significant transactions consummated on November 12, 2002 under our confirmed plan of reorganization:

•	We amended and restated our Bylaws and filed a Restated Certificate of Incorporation with the Secretary of State of the State of Delaware authorizing an aggregate of 100,000,000 shares of common stock, par value $0.001 per share, one share of preferred stock, par value $1.00 per share and 10,000,000 shares of undesignated preferred stock, par value $0.001 per share.

•	We exchanged, on a pro rata basis, $2.3 billion in senior redeemable notes and other unsecured, non-trade claims that existed prior to our bankruptcy filing for 3,920,000 shares of new common stock valued at $2.50 per share and canceled our then-existing senior redeemable notes and some other unsecured, non-trade debt that existed prior to November 12, 2002;

•	We cancelled all shares of our preferred stock, common stock and other equity interests that existed prior to November 12, 2002;

•	Motorola Credit Corporation reinstated in full our $225.0 million international Motorola equipment financing facility and our $100.0 million Brazil Motorola equipment financing facility, subject to deferrals of principal amortization and some structural modifications;

•	We repaid the outstanding principal balance, together with accrued interest, due under our $56.7 million international Motorola incremental financing facility using restricted cash held in escrow, which amount will be available for borrowing under some circumstances;

•	We entered into a new spectrum use and build-out agreement with Nextel Communications, Inc., our former parent company, in exchange for the staggered payment of $50.0 million, of which $25.0 million was paid on November 12, 2002; and

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements — (Continued)

•	We raised $140.0 million in proceeds from some of our creditors that participated in a rights offering in exchange for the issuance of 15,680,000 additional shares of our new common stock and new notes with an aggregate principal amount of $180.8 million due at maturity. The rights offering provided the holders of our then-existing senior redeemable notes, and some other of our creditors, the opportunity to purchase a pro rata share of our new common stock, as well as new notes issued by one of our wholly-owned subsidiaries. Through the rights offering, Nextel Communications purchased $50.9 million of the new notes and 5,696,521 shares of the common stock issued. Together with 1,424,130 shares of common stock that we issued to Nextel Communications in connection with the cancellation of our senior redeemable notes, Nextel Communications now owns about 36% of our issued and outstanding shares of new common stock on November 12, 2002. The new notes are senior secured obligations that pay interest at an annual rate of 13%, though interest is not paid in cash for the first two years, and mature in 2009. The repayment of our new notes is fully, unconditionally and irrevocably guaranteed by NII Holdings, Inc. and some of our subsidiaries and affiliates.

      We also reached an agreement with the creditors to our Argentina credit facilities to repurchase the outstanding balance owed to such creditors by our Argentine operating company for $5.0 million in cash and the issuance to them of 400,000 shares of our new common stock, or 2% of all shares of new common stock outstanding on November 12, 2002.

      As a result of these transactions, we currently have 20,000,000 shares of new common stock outstanding. In addition, on November 12, 2002, our board of directors approved the grant of options to purchase 2,222,222 shares of our new common stock under our new 2002 Management Incentive Plan.

      Since our plan of reorganization was approved by the Bankruptcy Court on October 28, 2002, for financial reporting purposes, we will use an effective date of October 31, 2002 and apply fresh-start accounting to our consolidated balance sheet as of that date in accordance with SOP 90-7. We will adopt fresh-start accounting because the holders of our existing voting shares immediately before filing and confirmation of our plan of reorganization received less than 50% of the voting shares of the emerging company and our reorganization value, which served as the basis for our reorganization plan approved by the Bankruptcy Court, is less than our post petition liabilities and allowed claims, as shown below (in thousands):

Post petition current liabilities	$8,482
Liabilities deferred under the Chapter 11 proceeding	2,446,174

Total post petition liabilities and allowed claims	2,454,656
Reorganization value	(475,800)

Excess of liabilities over reorganization value	$1,978,856

      Under fresh-start accounting, a new reporting entity is considered to be created and we are required to adjust the recorded amounts of assets and liabilities to reflect their estimated fair values at the date fresh-start accounting is applied. Accordingly, the reorganization value of our company of $475.8 million, represents the total fair value that we will allocate to the assets and liabilities of our reorganized company in conformity with Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations.”

      Our financial advisors advised us with respect to the reorganization value of our company. Our financial advisors used two methodologies to derive the estimated reorganization value: (a) the application of comparable public company multiples to our historical and projected financial results, and (b) a calculation of the present value of our free cash flows under our revised business plan using financial projections through 2007, including an assumption for a terminal value, discounted back at our estimated post-restructuring weighted average cost of capital. In deriving the reorganization value our financial advisors considered our market share and position, competition and general economic considerations, projected revenue growth, potential profitability, working capital requirements and other relevant factors.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements — (Continued)

      The table below shows our revised consolidated balance sheet that reflects our best estimates of the fresh start accounting adjustments assuming that the confirmation of our reorganization plan had occurred as of September 30, 2002. The actual fresh start accounting adjustments will be recorded as of October 31, 2002. Reorganization adjustments primarily include the following:

•	The receipt of $25.0 million of a total $50.0 million in proceeds from Nextel Communications on the effective date of our reorganization under a new spectrum use and build-out agreement;

•	The repayment to Motorola Credit Corporation of $56.7 million in outstanding principal plus accrued interest under our international Motorola incremental equipment financing facility and accrued interest under our international Motorola equipment financing facility and Brazil Motorola equipment financing facility;

•	The extinguishment of $2.3 billion of our senior redeemable notes plus accrued interest and some other unsecured, non-trade debt in exchange for the issuance of 3,920,000 shares of our new common stock;

•	The accrual of expenses resulting from our reorganization, including a $6.0 million contingent fee due to our financial advisors;

•	The cancellation of all outstanding preferred stock, common stock and other equity interests and elimination of all components of stockholders’ deficit, including paid-in-capital, accumulated deficit, deferred compensation and accumulated other comprehensive loss;

•	The receipt of $140.0 million in proceeds received through our rights offering in exchange for the issuance of new senior notes and 15,680,000 of new common stock, allocated between debt and equity based on the relative fair values of each;

•	The payment of $5.0 million and the issuance of 400,000 shares of new common stock in exchange for the retirement of the entire outstanding balance of $100.7 million under our Argentine credit facilities plus accrued interest; and

•	The recognition of the unallocated deficiency of reorganization value that will be allocated to our property, plant and equipment and intangible assets based on our estimates of their relative fair values, which we will finalize in the fourth quarter of 2002 in consultation with external valuation specialists that we hired.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements — (Continued)

	Unaudited Pro Forma Balance Sheet as of September 30, 2002

		Spectrum	Debt			Allocation of
		Transaction	and Equity	Rights	Argentina	Reorganization
	Actual	with NCI	Restructuring	Offering	Settlement	Value	Pro Forma

	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$91,997	$25,000	$(4,754)	$140,000	$(5,000)		$247,243
Restricted cash	69,489		(69,489)				—
Accounts receivable, net	96,476						96,476
Handset and accessory inventory	19,404						19,404
Prepaid expenses and other	70,105						70,105

Total current assets	347,471	25,000	(74,243)	140,000	(5,000)		433,228
Property, plant and equipment, net	371,763						371,763
Intangible assets and other, net	179,636						179,636
Unallocated deficiency of reorganization value	—					$(137,029)	(137,029)
Other assets	47,476						47,476

	$946,346	$25,000	$(74,243)	$140,000	$(5,000)	$(137,029)	$895,074

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$46,642						$46,642
Accrued expenses and other	182,422		$8,887				191,309
Deferred revenues	49,010						49,010
Accrued interest	28,346		(20,393)		$(6,076)		1,877
Due to related parties	55,235						55,235
Current portion of long-term debt	157,419		(56,650)		(100,769)		—

Total current liabilities	519,074		(68,156)		(106,845)		344,073
Long-term debt	325,000		2,336	$100,800			428,136
Deferred income taxes	13,687						13,687
Deferred revenues and other	34,178	$25,000					59,178

Total liabilities not subject to compromise	891,939	25,000	(65,820)	100,800	(106,845)		845,074
Liabilities subject to compromise	2,446,174		(2,446,174)				—
Stockholders’ (deficit) equity
Preferred stock	1,050,300		(1,050,300)				—
Common stock — old	271		(271)				—
Common stock — new	—		9,800	39,200	1,000		50,000
Paid-in-capital	934,958		(934,958)				—
Accumulated deficit and other	(4,377,296)		4,413,480		100,845	$(137,029)	—

Total stockholders’ (deficit) equity	(2,391,767)		2,437,751	39,200	101,845	(137,029)	50,000

	$946,346	$25,000	$(74,243)	$140,000	$(5,000)	$(137,029)	$895,074

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements — (Continued)

This pro forma balance sheet does not reflect the remaining $25.0 million in proceeds we expect to receive under our new spectrum use and build-out agreement as the remaining $25.0 million will not be paid until the sooner of when network construction costs have been incurred or 18 months. In addition, the pro forma balance sheet does not reflect the impact of adopting the provisions of SFAS No. 143 as we are currently evaluating the impact of adopting this standard on our financial position and results of operations.

Note 2.     Basis of Presentation

      Our unaudited condensed consolidated financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America and American Institute of Certified Public Accountants’ Statement of Position, or SOP 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” Our accompanying condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the results for interim periods. All adjustments made were normal recurring accruals.

      The accounts of our consolidated non-U.S. subsidiaries are presented utilizing accounts as of a date one month earlier than the accounts of our U.S. subsidiaries to ensure timely reporting of consolidated results.

      Accounting and Reporting Under SOP 90-7. Since we emerged from Chapter 11 reorganization subsequent to September 30, 2002, our accompanying condensed consolidated financial statements continue to reflect the accounting and reporting policies required by SOP 90-7 described below.

      We have segregated and classified as liabilities subject to compromise in the accompanying consolidated balance sheets those liabilities and obligations whose treatment and satisfaction are dependent on the outcome of our reorganization. If there is uncertainty about whether a secured claim is under secured or will be impaired under our plan of reorganization, we include the entire amount of the claim in liabilities subject to compromise. Generally, all actions to enforce or otherwise effect repayment of pre-petition liabilities, as well as all pending litigation against the companies in reorganization, are stayed while we continue our business operations as debtors-in-possession. The ultimate amount of and settlement terms for such liabilities are subject to the terms of our plan of reorganization. Only those liabilities that are obligations of or guaranteed by NII Holdings, Inc. or NII Holdings (Delaware), Inc. are included in liabilities subject to compromise. Liabilities subject to compromise may vary significantly from the stated amounts of proofs of claim filed with the Bankruptcy Court. Obligations classified as liabilities subject to compromise may be subject to future adjustments depending on Bankruptcy Court action, further developments with respect to potential disputed claims, determination as to the value of any collateral securing claims, or other events. Further, additional claims may arise subsequent to our filing date resulting from the rejection of executory contracts, including some leases, and from a determination by the Bankruptcy Court, or agreed to by parties in interest, of allowed claims for contingencies and other disputed amounts.

      We classify in reorganization items in our accompanying condensed consolidated statements of operations all items of income, expense, gain or loss that are realized or incurred because we are in reorganization. We expense as incurred professional fees associated with and incurred during our reorganization and report them as reorganization items. We classify in reorganization items interest income earned by NII Holdings, Inc. or NII Holdings (Delaware), Inc. that would not have been earned but for our Chapter 11 filing.

      When debt subject to compromise becomes an allowed claim, we adjust its carrying value to the amount of the allowed claim. Adjustments to debt subject to compromise generally result in the write-off of debt discounts and debt financing costs. We report in reorganization items the loss from adjusting the carrying value of debt subject to compromise.

      We report interest expense incurred subsequent to our Chapter 11 filing only to the extent that it will be paid during the reorganization or that it is probable that it will be an allowed claim. Principal and interest

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements — (Continued)

payments may not be made on pre-petition debt subject to compromise without approval from the Bankruptcy Court or until a plan of reorganization defining the repayment terms has been confirmed. Further, the Bankruptcy Code generally disallows the payment of post-petition interest that accrues with respect to unsecured or under secured claims. As a result, we are not accruing interest that we believe is not probable of being treated as an allowed claim. During the nine and three months ended September 30, 2002, we did not accrue interest aggregating $100.7 million and $71.9 million on our senior redeemable notes. We have continued to accrue interest expense related to our credit facilities with Motorola Credit Corporation, as our plan of reorganization that was confirmed by the Bankruptcy Court on October 28, 2002 contemplates the reinstatement of these facilities.

      Consistent with SOP 90-7, upon emergence from reorganization, we plan to adopt accounting principles that will be required to be adopted in our financial statements within twelve months of that date.

      Cash and Cash Equivalents. We consider all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. A portion of our cash and cash equivalents held by our Brazilian and Argentine operating companies is not available to fund any of the cash needs of NII Holdings, Inc. or any of our other subsidiaries due to debt covenants contained in agreements related to those operations. The portion of our cash and cash equivalents limited for use in our Brazilian and Argentine operating companies was $25.6 million as of September 30, 2002 and $22.3 million as of December 31, 2001.

      Restricted Cash. Restricted cash represents cash pledged as collateral and cash in escrow designated to fund some of our debt obligations. Restricted cash is not available to fund any of the other cash needs of NII Holdings, Inc. or any of our subsidiaries.

      Handsets Provided Under Operating Leases. Our Argentine operating company provides handsets to its customers under operating lease agreements requiring the return of the handset at the end of the lease term. At the inception of the lease term we expense the cost of the handset in excess of the minimum contractual revenues associated with the handset lease and the estimated residual value of the handset. The estimated residual value of the handset is based on the expected value of the handset at the end of the lease term and the likelihood, based on historical experience, that the handset will be recovered. We recognize ratably over the lease term revenue generated under the lease arrangement, which relates primarily to the up-front rental payment that we require at the inception of the lease term. We have classified in property, plant and equipment handsets under these operating leases as follows:

September 30, 2002

(in thousands)
Handsets under operating leases	$1,496
Less accumulated depreciation	(294)

Net book value	$1,202

      Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss represents a cumulative foreign currency translation adjustment of $171.2 million as of September 30, 2002 and $229.0 million as of December 31, 2001. The cumulative foreign currency translation adjustment results from the depreciation of the functional currencies used by our operating companies against the U.S. dollar.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements — (Continued)

Supplemental Cash Flow Information.

	Nine Months Ended
	September 30,

	2002	2001

	(in thousands)
Capital expenditures, including capitalized interest
Cash paid for capital expenditures	$181,400	$488,587
Changes in capital expenditures accrued and unpaid or financed	(42,278)	35,543

	$139,122	$524,130

Interest costs
Interest expense	$149,538	$220,099
Interest capitalized	7,461	37,048

	$156,999	$257,147

Cash paid for interest, net of amounts capitalized
Cash paid for interest expensed, net of amounts capitalized	$26,456	$99,105
Cash paid for prepaid interest	2,119	—

	$28,575	$99,105

Cash paid for reorganization items included in operating activities, net of $518 in interest income in 2002	$6,558	$—

      Adoption of SFAS No. 142. In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that we no longer amortize goodwill and intangible assets with indefinite useful lives, but rather test them for impairment at least annually. It also requires that we continue to amortize intangible assets that have finite lives over their estimated useful lives and that we evaluate their estimated remaining useful lives and residual values each reporting period.

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

      Our intangible assets as of September 30, 2002 and December 31, 2001 are as follows:

	September 30, 2002			December 31, 2001

	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value

	(in thousands)
Amortized intangible assets
Licenses	$186,356	$(6,953)	$179,403	$191,658	$—	$191,658
Customer lists	769	(638)	131	814	—	814
Other intangible assets	136	(34)	102	—	—	—

Total intangible assets	$187,261	$(7,625)	$179,636	$192,472	$—	$192,472

      As of December 31, 2001, we also had $35.1 million in net debt financing costs included in intangible assets and other. During the second quarter of 2002, we wrote off the remaining balance of these costs of $31.2 million in accordance with SOP 90-7 (see note 5).

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements — (Continued)

      Had we adopted SFAS No. 142 effective January 1, 2001, and accordingly not amortized goodwill for the nine and three months ended September 30, 2001, our net loss and basic and diluted consolidated loss per share attributable to common stock would have been as follows (in thousands, except per share amounts):

	September 30, 2001

	Nine Months Ended	Three Months Ended

Net loss as reported	$(932,861)	$(551,718)
Amortization of goodwill	7,409	2,970

Pro forma net loss	$(925,452)	$(548,748)

Net loss per share basic and diluted as reported	$(3.44)	$(2.04)
Amortization of goodwill	.02	.01

Pro forma net loss per share basic and diluted	$(3.42)	$(2.03)

      Based solely on the carrying amount of amortized intangible assets existing as of September 30, 2002 and current exchange rates, we estimate amortization expense for each of the next five years ending December 31 to be as follows (in thousands):

Estimated
Amortization
Years	Expense

2002	$11,241
2003	11,226
2004	11,099
2005	11,083
2006	11,083

      Actual amortization expense to be reported in future periods could differ from these estimates as a result of changes in exchange rates, license acquisitions and other relevant factors, including the impact of adopting fresh-start accounting. During the nine and three months ended September 30, 2002, we did not acquire, dispose of or write-down any goodwill or intangible assets with indefinite useful lives.

      New Accounting Pronouncements. In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143, which must be applied to fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations arising from the retirement of tangible long-lived assets and the associated asset retirement costs. In accordance with SOP 90-7, we will adopt SFAS No. 143 in conjunction with our application of fresh-start accounting on October 31, 2002. We are evaluating the impact of adopting SFAS No. 143 on our financial position and results of operations.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires us to classify gains and losses from extinguishments of debt as extraordinary items only if they meet the criteria for such classification in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” These provisions are effective January 1, 2003. Any gain or loss on extinguishment of debt classified as an extraordinary item in prior periods that does not meet the criteria for such classification must be reclassified to other income or expense. Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. In accordance with SOP 90-7, we will adopt SFAS No. 145 in conjunction with our application of fresh-start accounting on October 31, 2002. We do not expect the adoption of SFAS No. 145 to have a material impact on our financial position or results of operations.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements — (Continued)

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. These provisions are effective for exit or disposal activities initiated after December 31, 2002. In accordance with SOP 90-7, we will adopt SFAS No. 146 in conjunction with our application of fresh-start accounting on October 31, 2002. As a result, we will apply the provisions of SFAS No. 146 to all exit or disposal activities initiated after October 31, 2002. We do not expect the adoption of SFAS No. 146 to have a material impact on our financial position or results of operations.

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

      As a result of our adoption of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” we recognized revenues from digital handset sales and equal amounts of cost of revenues during the following periods that are attributable to handset sales previously reported in periods prior to 2000 as follows:

	2002	2001

	(in thousands)
Nine months ended September 30	$1,526	$7,053
Three months ended September 30	263	1,760

Note 3.     Debt

	September 30,	December 31,
	2002	2001

	(dollars in thousands)
13.0% senior redeemable discount notes due 2007, net of unamortized discount of $0 and $45,988	$951,463	$905,475
12.125% senior serial redeemable discount notes due 2008, net of unamortized discount of $0 and $102,533	730,000	627,467
12.75% senior serial redeemable notes due 2010, net of unamortized discount of $0 and $8,262.	650,000	641,738
International Motorola equipment financing facility	225,000	225,000
International Motorola incremental equipment financing facility	56,650	56,650
Brazil Motorola equipment financing facility	100,000	100,000
Argentine credit facilities	100,769	108,334
Other	—	480

Total debt	2,813,882	2,665,144
Less current portion and debt subject to compromise	(2,488,882)	(2,665,144)

	$325,000	$—

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements — (Continued)

      Our emergence from Chapter 11 reorganization had the following effects on our September 30, 2002 debt balances:

•	The entire $2.3 billion outstanding principal balance and accrued interest on our senior redeemable notes and some other unsecured, non-trade debt was extinguished in exchange for a pro-rata share of 3.9 million shares of our new common stock;

•	We repaid the $56.7 million outstanding principal balance, together with accrued interest, due under our international Motorola incremental financing facility using restricted cash held in escrow; and

•	Our $225.0 million international Motorola equipment financing facility and $100.0 million Brazil Motorola equipment financing facility were reinstated in full by Motorola Credit Corporation, subject to deferrals of principal amortization, new credit agreements that include some financial covenants, and some structural modifications, including, in the case of the Brazil Motorola equipment financing facility, the deferral of interest payments until the earlier of 2005 or when our Brazilian operating company achieves excess cash flow, as defined in the related agreements.

In addition, until December 31, 2006, if our consolidated cash balance falls below $100.0 million for seven consecutive days, we will be eligible to borrow under our international Motorola equipment financing facility an amount necessary to increase our consolidated cash balance to $100.0 million. Our aggregate cash borrowings under this facility cannot exceed $56.7 million, interest would be due semi-annually and principal would have to be repaid in four equal annual installments.

      In addition, in connection with our reorganization, we issued new senior secured discount notes with $180.8 million principal amount due at maturity, together with 15.6 million shares of new common stock for cash proceeds of $140.0 million. For accounting purposes, we will allocate the proceeds between debt and equity using the relative fair values of each.

      We also reached an agreement with the creditors to our Argentina credit facilities to repurchase the outstanding balance owed to such creditors by our Argentine operating company for $5.0 million in cash and the issuance to them of 400,000 shares of our new common stock, or 2% of all shares of new common stock outstanding on November 12, 2002.

      Our new notes are senior secured obligations of NII Holdings (Cayman), Ltd. a foreign-subsidiary that we own, and are guaranteed by us and some of our affiliates and subsidiaries. Subject to some exceptions, the notes are secured by perfected second priority security interests in the existing and future assets of NII Holdings (Cayman) and the guarantors, subject to Motorola Credit Corporation’s first lien. The notes bear interest at a rate of 13% per year, compounded quarterly. Interest will accrete to principal for the first two years of the term of the notes and be paid in cash quarterly thereafter. The notes were issued at an “original issue discount” as a result of (1) the accretion of non-cash interest for the first two years of the term of the notes and (2) the allocation of a portion of the purchase price of the notes and common stock sold in the rights offering to the common stock. The notes will mature on the seventh anniversary of their issuance, when the entire principal balance of $180.8 million will be due.

      The new notes are not entitled to any mandatory redemption or sinking fund. The notes will be redeemable, at the option of NII Holdings (Cayman), in whole or in part, at any time on or after January 1, 2006 and prior to maturity at the following redemption prices (expressed in percentages of their accreted

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements — (Continued)

value), plus accrued and unpaid interest to the redemption date if redeemed during the 12-month period commencing on January 1 of the applicable year set forth below:

Redemption
Year	Price

2006	106.50%
2007	103.25%
2008 and thereafter	100.00%

      The new notes prohibit us, NII Holdings (Cayman), Ltd., and some of our subsidiaries from incurring new indebtedness not contemplated by our reorganization plan or to issue any redeemable stock. During the year following the first anniversary of the effective date of the reorganization, we are permitted to incur additional indebtedness if our consolidated leverage ratio would be no greater than 5.0:1, such ratio decreasing during each of the following three years to 4.5:1, 4.0:1 and 3.5:1 respectively. Except for McCaw International (Brazil), Ltd. and its affiliates, which we refer to as Nextel Brazil, we are allowed to incur debt that does not exceed $50.0 million as well as intercompany debt to refinance existing obligations and some other permitted debt.

      As a result of some restrictive covenants contained in the new notes, we are not allowed to purchase or redeem any equity interest in members of our consolidated group if the equity interest is held by Nextel Brazil, any of our affiliates, or any 5% beneficial owner of our common stock. We may not make any principal payments or redeem any debt that is subordinated in right of payment to the notes except for specific exclusions. Our ability to make investments in subsidiaries and other investments is also restricted.

      We would be required to repurchase all of the outstanding notes at a purchase price equal to 101% of the accreted value of the new notes plus accrued interest within 60 days of a change of control of our company.

Note 4.     Liabilities Subject to Compromise

      The components of liabilities subject to compromise are as follows:

September 30, 2002

(dollars in thousands)
13.0% senior redeemable discount notes due 2007	$951,463
12.125% senior serial redeemable discount notes due 2008	730,000
12.75% senior serial redeemable notes due 2010	650,000

Total debt subject to compromise	2,331,463
Accrued interest on debt subject to compromise	83,212
Accrued expenses and other	13,611
Due to parent, net	17,888

Total liabilities subject to compromise	$2,446,174

      We classified the entire balance of our senior redeemable notes in liabilities subject to compromise as of September 30, 2002 in accordance with SOP 90-7 since these debts are either obligations of or guaranteed by NII Holdings, Inc. Since we repaid the entire outstanding balance of our international Motorola incremental equipment financing facility on November 12, 2002, during the third quarter we reclassified the balance from liabilities subject to compromise to current portion of long-term debt. In addition, in connection with the reinstatement of our international Motorola equipment financing facility and our Brazil Motorola equipment financing facility on November 12, 2002, during the third quarter we reclassified the balances of these facilities from liabilities subject to compromise to long-term debt due to related party. During the third quarter we also reclassified some amounts that we expect to pay when we emerge from Chapter 11 reorganization from liabilities subject to compromise to accounts payable.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements — (Continued)

Note 5.     Impairment, Restructuring and Other Charges

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

      During the third quarter of 2002, both our Philippine operating company and our corporate headquarters incurred restructuring charges of $1.0 million related to additional workforce reductions.

      As of September 30, 2002 we had no accrued restructuring charges. Effective with our Chapter 11 filing on May 24, 2002, we classified separately charges related to our reorganization in reorganization items on our condensed consolidated statements of operations in accordance with SOP 90-7.

Note 6.     Reorganization Items

      We recognized the following items as reorganization items in our statements of operations during the nine months ended September 30, 2002 (in thousands):

	For the three months ended,

	March 31,	June 30,	September 30,
	2002	2002	2002	Total

Write-off of unamortized discounts on senior redeemable notes and debt financing costs	$—	$123,438	$—	$123,438
Key employee retention plan costs	—	951	7,669	8,620
Professional fees and other costs related to reorganization	—	624	3,871	4,495
Interest income related to debtor entities	—	(152)	(366)	(518)

Total reorganization items	$—	$124,861	$11,174	$136,035

      During the second quarter of 2002, we adjusted the carrying value of our senior redeemable notes to their face values by writing off the remaining unamortized discounts totaling $92.2 million. In addition, we wrote off the entire remaining balance of our debt financing costs of $31.2 million.

Note 7.     Significant Events and Transactions

      Spectrum Acquisition. During the third quarter of 2002, our Mexican operating company purchased licenses from two Mexican companies for a total of $13.6 million in cash. These acquisitions are intended to help consolidate and expand our spectrum position in Mexico, primarily in key cities in which we operate.

      Sale of Interests in Philippine Operating Company. At the end of the third quarter of 2002, we sold an 8% indirect interest and a 2% direct interest in our Philippine operating company to a third party investor. This transaction reduced our combined direct and indirect ownership interest in our Philippine operating company to about 49%. We are currently in the process of selling our remaining direct and indirect ownership interests in our Philippine operating company.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements — (Continued)

Note 8.     Argentina Foreign Currency Losses

      In January 2002, the Argentine government devalued the Argentine peso from its previous one-to-one peg with the U.S. dollar. Subsequently, the peso-to-dollar exchange rate has significantly weakened in value. Since our Argentine operating company holds significant U.S. dollar-denominated liabilities, primarily its credit facilities, fluctuations in exchange rates can cause foreign exchange transaction losses. During the nine and three months ended September 30, 2002, as a result of the devaluation and subsequent decline in value of the Argentine peso, our Argentine operating company recorded $135.5 million and $1.1 million in foreign currency transaction losses.

Note 9.     Contingencies

      Brazilian Tax Contingencies. Our Brazilian operating company has received tax assessment notices from state and federal Brazilian tax authorities asserting deficiencies in tax payments related primarily to value added taxes, import duties and matters surrounding the definition and classification of equipment and services. Our Brazilian operating company has filed various petitions disputing these assessments. In some cases we have received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases our petitions have been denied and we are currently appealing those decisions. Additionally, our Brazilian operating company has filed a lawsuit against the Brazilian government disputing the legality of an increase in certain social contribution tax rates. Based on our estimates of the likelihood of unfavorable decisions related to these matters, we have recorded accrued liabilities for probable losses totaling $25.2 million as of September 30, 2002 and $11.1 million as of December 31, 2001. From time to time, we may also receive additional tax assessment notices of a similar nature relating to periods not yet reviewed by the tax authorities. Although we cannot currently reasonably estimate a range of possible losses relating to these unasserted assessments, we continue to evaluate the likelihood of possible losses, if any.

      Mexican Tax Contingencies. On December 31, 2001, the Mexican Congress created a new tax on the revenues of telecommunications companies. Our Mexican operating company, along with several other telecommunications companies in Mexico, is currently disputing this tax. The guidance received from legal experts in Mexico related to the expected outcome of this dispute has been inconclusive to date. In order to minimize potential penalties and interest upon resolution of this dispute, our Mexican operating company has chosen to remit to the tax authorities the new tax on some components of revenue for which we anticipate an unfavorable resolution, and withhold payment on other components for which we hope a favorable resolution will be obtained. Through September 30, 2002, our Mexican operating company has incurred liabilities totaling $27.2 million in connection with this new tax, and has remitted $15.6 million to the tax authorities. The remaining liability of $11.6 million is included in accrued liabilities in our consolidated balance sheet at September 30, 2002. Until the courts reach a final resolution regarding these disputes, our liabilities will continue to increase by the amount withheld from remittance to the tax authorities.

      Legal Proceedings. As a result of our Chapter 11 filing, an automatic stay was imposed against the commencement or continuation of legal proceedings against NII Holdings outside of the Bankruptcy Court. The automatic stay did not apply, however, to governmental authorities exercising their police or regulatory powers, including the application of environmental laws. The automatic stay also did not apply to our subsidiaries that did not file for Chapter 11 protection, including all of our foreign operating companies. Claimants against NII Holdings were allowed to assert their claims in the Chapter 11 cases by filing a timely proof of claim, to which we were allowed to object and seek a determination from the Bankruptcy Court as to the allowability of the claim. Claimants who desired to liquidate their claims in legal proceedings outside of the Bankruptcy Court were required to obtain relief from the automatic stay by order of the Bankruptcy Court. If such relief was granted, the automatic stay remains in effect with respect to the collection of liquidated claim amounts. As a general rule, all claims against NII Holdings that sought a recovery from assets of our estates were addressed in the Chapter 11 cases and paid only under the terms of our confirmed plan of reorganization.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements — (Continued)

Note 10.     Segment Reporting

      We operate in four reportable segments: (1) Mexico, (2) Brazil, (3) Argentina and (4) Peru. The operations of all other businesses that fall below the reporting thresholds are included in the Corporate and other segment below. The Corporate and other segment includes our Philippine operating company, our Chilean companies and our corporate headquarters operations in the U.S. We evaluate the performance of these segments and allocate resources to them based on cash generation potential, return on invested capital, growth opportunities and capital investment requirements. We define segment earnings (losses) as income (loss) before interest, taxes, depreciation and amortization, foreign currency transaction losses (gains), net, and other charges determined to be non-recurring in nature, such as reorganization items and impairment, restructuring and other charges.

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated

	(in thousands)
Nine Months Ended September 30, 2002
Operating revenues	$312,736	$139,162	$58,907	$60,878	$12,755	$(360)	$584,078

Segment earnings (losses)	$88,802	$9,687	$11,213	$15,994	$(23,118)	$—	$102,578
Impairment, restructuring and other charges	—	(695)	(8,542)	(23)	(6,496)	—	(15,756)
Depreciation and amortization	(38,923)	(9,177)	(1,853)	(4,532)	(5,310)	1,507	(58,288)

Operating income (loss)	49,879	(185)	818	11,439	(34,924)	1,507	28,534
Interest expense, net	(3,083)	(9,742)	(8,429)	(1,974)	(129,766)	7,069	(145,925)
Foreign currency transaction (losses) gains, net	(12,418)	(12,207)	(135,546)	(906)	(226)	581	(160,722)
Reorganization items	(1,870)	(1,278)	(1,330)	(896)	(130,661)	—	(136,035)
Other (expense) income, net	(3,646)	(2,902)	(1,821)	(647)	3,430	—	(5,586)

Income (loss) before income tax	$28,862	$(26,314)	$(146,308)	$7,016	$(292,147)	$9,157	$(419,734)

Capital expenditures	$95,162	$19,021	$10,888	$10,958	$3,093	$—	$139,122

Nine Months Ended September 30, 2001
Operating revenues	$200,375	$130,993	$94,318	$46,492	$13,804	$(163)	$485,819

Segment earnings (losses)	$4,203	$(56,203)	$(768)	$2,641	$(46,074)	$—	$(96,201)
Impairment, restructuring and other charges	—	—	—	—	(147,143)	—	(147,143)
Depreciation and amortization	(45,488)	(54,875)	(32,224)	(19,198)	(21,866)	581	(173,070)

Operating loss	(41,285)	(111,078)	(32,992)	(16,557)	(215,083)	581	(416,414)
Interest expense, net	(1,156)	(1,274)	(10,346)	(3,175)	(196,400)	3,141	(209,210)
Realized losses on investments	—	—	—	—	(192,054)	—	(192,054)
Foreign currency transaction (losses) gains, net	(279)	(62,956)	—	271	(7,721)	—	(70,685)
Other income (expense), net	36	(8,967)	(2,077)	(196)	5,941	—	(5,263)

Loss before income tax	$(42,684)	$(184,275)	$(45,415)	$(19,657)	$(605,317)	$3,722	$(893,626)

Capital expenditures	$167,559	$216,453	$64,302	$56,098	$45,016	$(25,298)	$524,130

Three Months Ended September 30, 2002
Operating revenues	$110,753	$41,770	$14,045	$20,812	$3,829	$(142)	$191,067

Segment earnings (losses)	$33,234	$5,125	$3,436	$5,854	$(7,098)	$—	$40,551
Impairment, restructuring and other charges	—	—	—	—	(1,037)	—	(1,037)
Depreciation and amortization	(14,079)	(2,700)	(684)	(1,591)	(1,767)	519	(20,302)

Operating income (loss)	19,155	2,425	2,752	4,263	(9,902)	519	19,212
Interest expense, net	(76)	(3,575)	(2,478)	(397)	(8,362)	3,754	(11,134)
Foreign currency transaction losses, net	(5,909)	(13,153)	(1,112)	(738)	(9,444)	95	(30,261)
Reorganization items	(1,870)	(1,278)	(1,330)	(896)	(5,800)	—	(11,174)
Other (expense) income, net	(2,745)	(1,546)	(405)	(401)	404	—	(4,693)

Income (loss) before income tax	$8,555	$(17,127)	$(2,573)	$1,831	$(33,104)	$4,368	$(38,050)

Capital expenditures	$27,389	$2,447	$2,164	$1,914	$1,186	$—	$35,100

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements — (Continued)

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated

	(in thousands)
Three Months Ended September 30, 2001
Operating revenues	$83,891	$45,008	$35,937	$16,552	$4,666	$(52)	$186,002

Segment earnings (losses)	$6,320	$(20,296)	$1	$1,697	$(16,320)	$—	$(28,598)
Impairment, restructuring and other charges	—	—	—	—	(147,143)	—	(147,143)
Depreciation and amortization	(17,481)	(17,561)	(10,926)	(6,780)	(6,963)	134	(59,577)

Operating loss	(11,161)	(37,857)	(10,925)	(5,083)	(170,426)	134	(235,318)
Interest income (expense), net	5,460	(1,152)	(3,031)	(934)	(72,825)	2,256	(70,226)
Realized losses on investments	—	—	—	—	(188,387)	—	(188,387)
Foreign currency transaction (losses) gains, net	(2,346)	(11,346)	—	779	(2,981)	—	(15,894)
Other (expense) income, net	(89)	(5,493)	(441)	(86)	3,445	—	(2,664)

Loss before income tax	$(8,136)	$(55,848)	$(14,397)	$(5,324)	$(431,174)	$2,390	$(512,489)

Capital expenditures	$31,127	$57,799	$24,287	$11,150	$15,966	$(9,790)	$130,539

September 30, 2002
Property, plant and equipment, net	$284,697	$39,490	$6,187	$41,164	$14,407	$(14,182)	$371,763

Identifiable assets	$553,588	$138,521	$38,039	$99,828	$516,583	$(400,213)	$946,346

December 31, 2001
Property, plant and equipment, net	$243,424	$40,004	$31,392	$33,869	$17,001	$(15,689)	$350,001

Identifiable assets	$514,198	$157,137	$134,662	$98,200	$633,386	$(293,163)	$1,244,420

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements — (Continued)

Note 11.     Condensed Combined Financial Statements of Entities in Bankruptcy

      The following condensed combined financial statements of our entities in reorganization are presented in accordance with SOP 90-7:

NII HOLDINGS, INC. AND NII HOLDINGS (DELAWARE), INC.

(DEBTORS-IN-POSSESSION)

CONDENSED COMBINED BALANCE SHEETS

As of September 30, 2002 and December 31, 2001
(in thousands)
Unaudited

	2002	2001

ASSETS
Current assets
Cash and cash equivalents	$11,193	$194,810
Restricted cash	69,489	80,867
Accounts receivable, net	178	319
Prepaid expenses and other	963	4,290

Total current assets	81,823	280,286
Property, plant and equipment, net	13,456	16,998
Investments in and advances to subsidiaries	283,135	236,236
Debt financing costs, net	—	33,908
Other assets	9,496	4,319

	$387,910	$571,747

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities not subject to compromise
Current liabilities
Accounts payable	$14,204	$27,820
Accrued expenses and other	36,943	77,948
Due to related parties	706	31,800
Current portion of long-term debt(1)	56,650	2,456,329

Total current liabilities	108,503	2,593,897
Long-term debt(1)	225,000	—

Total liabilities not subject to compromise	333,503	2,593,897
Liabilities subject to compromise	2,446,174	—
Stockholders’ deficit
Series A exchangeable redeemable preferred stock, 11 shares issued and outstanding; accreted liquidation preference of $1,311,680 and $1,187,569	1,050,300	1,050,300
Common stock, class B, 271,037 shares issued, 270,382 shares outstanding	271	271
Paid-in capital	934,958	934,948
Accumulated deficit	(4,201,992)	(3,774,497)
Treasury stock, at cost, 655 shares	(3,275)	(3,275)
Deferred compensation, net	(860)	(903)
Foreign currency translation adjustment	(171,169)	(228,994)

Total stockholders’ deficit	(2,391,767)	(2,022,150)

	$387,910	$571,747

(1)	See Note 4 for a description of reclassifications of these amounts that we made during the third quarter of 2002.

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements — (Continued)

NII HOLDINGS, INC. AND NII HOLDINGS (DELAWARE), INC.

(DEBTORS-IN-POSSESSION)

CONDENSED COMBINED STATEMENTS OF OPERATIONS

For the Nine and Three Months Ended September 30, 2002
(in thousands)
Unaudited

	Nine Months Ended	Three Months Ended
	September 30, 2002	September 30, 2002

Operating revenues	$—	$—

Operating expenses
Selling, general and administrative	20,835	6,667
Impairment, restructuring and other charges	6,255	906
Depreciation and amortization	5,079	1,678

	32,169	9,251
Operating loss	(32,169)	(9,251)
Other income (expense)
Interest expense (contractual interest of $227,776 and $79,192)	(127,111)	(7,287)
Interest income	6,357	1,426
Foreign currency transaction gains, net	(3)	(127)
Equity in losses of unconsolidated affiliates	(146,505)	(16,951)
Reorganization items	(130,661)	(5,800)
Other, net	(42)	(19)

	(397,965)	(28,758)

Loss before income tax benefit	(430,134)	(38,009)
Income tax benefit	2,639	1,770

Net loss	$(427,495)	$(36,239)

NII HOLDINGS, INC. (DEBTOR-IN-POSSESSION) AND SUBSIDIARIES

Notes To Condensed Consolidated Financial Statements — (Continued)

NII HOLDINGS, INC. AND NII HOLDINGS (DELAWARE), INC.

(DEBTORS-IN-POSSESSION)

CONDENSED COMBINED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2002
(in thousands)
Unaudited

2002

Cash flows from operating activities
Net loss	$(427,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt financing costs and accretion of senior redeemable discount notes	67,254
Depreciation and amortization	5,079
Equity in losses of unconsolidated affiliates	146,505
Reorganization items	129,478
Other, net	53
Change in assets and liabilities:
Accounts receivable, net	141
Prepaid expenses and other assets	4,424
Accounts payable, accrued expenses and other	22,404

Net cash used in operating activities	(52,157)

Cash flows from investing activities
Capital expenditures	(1,539)
Investments in and advances to subsidiaries	(118,931)

Net cash used in investing activities	(120,470)

Cash flows from financing activities
Repayments to parent, net	(10,990)

Net cash used in financing activities	(10,990)

Net decrease in cash and cash equivalents	(183,617)
Cash and cash equivalents, beginning of period	194,810

Cash and cash equivalents, end of period	$11,193

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      The following is a discussion and analysis of:

•	our consolidated financial condition and results of operations for the nine- and three-month periods ended September 30, 2002 and 2001; and

•	significant factors that could affect our prospective financial condition and results of operations.

You should read this discussion in conjunction with our 2001 annual report on Form 10-K, including, but not limited to, the discussion regarding our critical and significant accounting policies, and our quarterly reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002. Historical results may not indicate future performance. See “Forward Looking Statements.”

      The accounts of our consolidated non-U.S. subsidiaries are presented utilizing accounts as of a date one month earlier than the accounts of our U.S. subsidiaries to ensure timely reporting of consolidated results. Information provided in the table below regarding digital handsets in service is presented as of the end of the applicable calendar quarter.

      We provide wireless communication services targeted at meeting the needs of business customers in selected Latin American markets. Our principal operations are in major business centers and related transportation corridors of Mexico, Brazil, Argentina and Peru. We also provide analog specialized mobile radio services in Chile. In addition, we own an interest in a digital mobile services provider in the Philippines, which we are in the process of selling.

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

      Our customers may roam throughout the iDEN 800 MHz markets we currently serve, as well as those of Nextel Communications and Nextel Partners, Inc. Our customers may also roam internationally when traveling between our markets and other cities or countries in which either iDEN 800 MHz or GSM 900 MHz networks are operating and which are covered by our roaming arrangements. We currently have about 150 roaming agreements with operators of iDEN 800 MHz and GSM 900 MHz networks in about 80 countries and territories. After we enter into roaming agreements, together with our roaming partners we undertake testing and implementation procedures before roaming can begin. In addition, each operator with whom we enter into a roaming agreement in any given country may have varying service coverage areas; some may operate in metropolitan areas while others may have nationwide service. To reduce our operating costs, including costs we incur to test and implement roaming, we will be reducing the number of our roaming partners in the fourth quarter of 2002. We do not expect that this will have a material adverse effect on our operations as revenues from roaming represent less than 1% of our total consolidated operating revenues.

      The table below provides an overview of our total and proportionate share of digital handsets in service as of September 30, 2002 and 2001 for all of our markets except for Chile, where we do not currently operate a digital mobile network. For purposes of the table, total digital handsets in service represent all digital handsets in use on the digital mobile networks of each of the listed operating companies. Proportionate digital handsets in service represents our proportionate share of that total, based on our direct and indirect percentage equity ownership interest in each of the listed operating companies.

	Total Digital Handsets		Proportionate Digital
	In Service		Handsets In Service

	September 30,	September 30,	September 30,	September 30,
Country	2002	2001	2002	2001

	(in thousands)
Mexico	487	380	487	380
Brazil	411	454	411	454
Argentina	195	197	195	197
Peru	127	103	127	103

Total Latin America	1,220	1,134	1,220	1,134
Philippines	49	55	24	33

Total operating companies	1,269	1,189	1,244	1,167

Recent Developments

      Reorganization. In May 2002, we reached an agreement in principle with our main creditors, Motorola Credit Corporation, Nextel Communications and an ad hoc committee of noteholders, to restructure our outstanding debt. In connection with this agreement, on May 24, 2002, NII Holdings, Inc. and NII Holdings (Delaware), Inc. filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. None of our foreign subsidiaries filed for Chapter 11 reorganization. While our U.S. companies that filed for Chapter 11 operated as debtors-in-possession under the Bankruptcy Code, our foreign subsidiaries continued operating in the ordinary course of business during the Chapter 11 process, providing continuous and uninterrupted wireless communication services to existing and new customers.

      As part of our Chapter 11 proceedings, we filed our original Joint Plan of Reorganization on June 14, 2002, our First Amended Plan of Reorganization on June 27, 2002, our Second Amended Plan of Reorganization on July 9, 2002, our Third Amended Joint Plan of Reorganization on July 26, 2002, and our Revised Third Amended Joint Plan of Reorganization on July 31, 2002, reflecting the final negotiations with our major creditor constituents. On October 28, 2002, the Bankruptcy Court confirmed our plan of reorganization and on November 12, 2002, we emerged from Chapter 11.

      The following is a summary of the significant transactions consummated on November 8, 2002 under our confirmed plan of reorganization:

•	We amended and restated our Bylaws and filed a Restated Certificate of Incorporation with the Secretary of State of the State of Delaware authorizing an aggregate of 100,000,000 shares of common stock, par value $0.001 per share, one share of preferred stock, par value $1.00 per share and 10,000,000 shares of undesignated preferred stock, par value $0.001 per share.

•	We exchanged, on a pro rata basis, $2.3 billion in senior redeemable notes and other unsecured, non-trade claims that existed prior to our bankruptcy filing for 3,920,000 shares of new common stock at $2.50 per share and canceled our then-existing senior redeemable notes and some other unsecured, non-trade debt that existed prior to November 12, 2002;

•	We cancelled all shares of our preferred stock, common stock and other equity interests that existed prior to our Chapter 11 proceedings and outstanding prior to November 12, 2002;

•	Motorola Credit Corporation reinstated in full our $225.0 million international Motorola equipment financing facility and our $100.0 million Brazil Motorola equipment financing facility, subject to deferrals of principal amortization and some structural modifications;

•	We repaid the outstanding principal balance, together with accrued interest, due under our $56.7 million international Motorola incremental financing facility using restricted cash held in escrow, which amount will be available for borrowing under some circumstances;

•	We entered into a new spectrum use and build-out agreement with Nextel Communications, Inc., our former parent company, in exchange for the staggered payment of $50.0 million, of which $25.0 million was paid on November 12, 2002; and

•	We raised $140.0 million in proceeds from some of our creditors that participated in a rights offering in exchange for the issuance of 15,680,000 additional shares of our new common stock and new notes with an aggregate principal amount of $180.8 million due at maturity. The rights offering provided the holders of our then-existing senior redeemable notes, and some other of our creditors, the opportunity to purchase a pro rata share of our new common stock, as well as new notes issued by one of our wholly-owned subsidiaries. Through the rights offering, Nextel Communications purchased $50.9 million of the new notes and 5,696,521 shares of the common stock issued. Together with 1,424,130 shares of common stock that we issued to Nextel Communications in connection with the cancellation of our senior redeemable notes, Nextel Communications now owns about 36% of our issued and outstanding shares of new common stock on November 12, 2002. The new notes are senior secured obligations that pay interest at an annual rate of 13%, though interest is not paid in cash for the first two years, and mature in 2009. The repayment of our new notes is fully, unconditionally and irrevocably guaranteed by NII Holdings, Inc. and some of our subsidiaries and affiliates.

      We also reached an agreement with the creditors to our Argentina credit facilities to repurchase the outstanding balance owed to such creditors by our Argentine operating company for $5.0 million in cash and the issuance to them of 400,000 shares of our new common stock, or 2% of all shares of new common stock outstanding on November 12, 2002.

      As a result of these transactions, we currently have 20,000,000 shares of new common stock outstanding. In addition, on November 12, 2002, our board of directors approved the grant of options to purchase 2,222,222 shares of our new common stock under our new 2002 Management Incentive Plan.

      Since our plan of reorganization was approved by the Bankruptcy Court on October 28, 2002, for financial reporting purposes, we will use an effective date of October 31, 2002 and apply fresh-start accounting to our consolidated balance sheet as of that date in accordance with SOP 90-7. We will adopt fresh-start accounting because the holders of our existing voting shares immediately before filing and confirmation of our plan of reorganization received less than 50% of the voting shares of the emerging company and our reorganization value, which served as the basis for our reorganization plan approved by the Bankruptcy Court, is less than our post petition liabilities and allowed claims, as shown below (in thousands):

Post petition current liabilities	$8,482
Liabilities deferred under the Chapter 11 proceeding	2,446,174

Total post petition liabilities and allowed claims	2,454,656
Reorganization value	(475,800)

Excess of liabilities over reorganization value	$1,978,856

      Under fresh-start accounting, a new reporting entity is considered to be created and we are required to adjust the recorded amounts of assets and liabilities to reflect their estimated fair values at the date fresh-start accounting is applied. Accordingly, the reorganization value of our company of $475.8 million, represents the total fair value that we will allocate to the assets and liabilities of our reorganized company in conformity with Statement of Financial Accounting Standards No. 141, “Business Combinations.”

      Our financial advisors advised us with respect to the reorganization value of our company. Our financial advisors used two methodologies to derive the estimated reorganization value: (a) the application of comparable public company multiples to our historical and projected financial results, and (b) a calculation of the present value of our free cash flows under our revised business plan using financial projections through

2007, including an assumption for a terminal value, discounted back at our estimated post-restructuring weighted average cost of capital. In deriving the reorganization value our financial advisors considered our market share and position, competition and general economic considerations, projected revenue growth, potential profitability, working capital requirements and other relevant factors.

      See Note 1 for our unaudited pro forma balance sheet as of September 30, 2002 that reflects our best estimates of the fresh start accounting adjustments assuming that the confirmation of our reorganization plan had occurred as of September 30, 2002.

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

      We consider the following accounting policies to be the most important to our financial position and results of operations or policies that require us to exercise significant judgment and/or estimates:

•	going concern;

•	consolidation;

•	revenue recognition;

•	allowance for doubtful accounts;

•	valuations of long-lived assets;

•	depreciation of property, plant and equipment;

•	amortization of licenses; and

•	foreign currency.

A description of these policies is included in our 2001 annual report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition to these policies, as a result of our filing for Chapter 11 reorganization on May 24, 2002, we adopted accounting and reporting policies required by SOP 90-7 that are described below. Effective with our quarterly report on Form 10-Q for the quarter ended June 30, 2002, these accounting and reporting policies are also important to the presentation of our financial position and results of operations and require the use of significant judgment and/or estimates.

      Reporting Under Chapter 11. Our accompanying condensed consolidated financial statements reflect the following accounting and reporting policies required by SOP 90-7:

      We have segregated and classified as liabilities subject to compromise in the accompanying consolidated balance sheets those liabilities and obligations whose treatment and satisfaction are dependent on the outcome of our reorganization. If there is uncertainty about whether a secured claim is under secured or will be impaired under our plan of reorganization, we include the entire amount of the claim in liabilities subject to compromise. Generally, all actions to enforce or otherwise effect repayment of pre-petition liabilities, as well as all pending litigation against the companies in reorganization, are stayed while we continue our business operations as debtors-in-possession. The ultimate amount of and settlement terms for such liabilities are subject to the terms of our plan of reorganization. Only those liabilities that are obligations of or guaranteed by NII Holdings, Inc. or NII Holdings (Delaware), Inc. are included in liabilities subject to compromise. Liabilities subject to compromise may vary significantly from the stated amounts of proofs of claim filed with the Bankruptcy Court. Obligations classified as liabilities subject to compromise may be subject to future adjustments depending on Bankruptcy Court action, further developments with respect to potential disputed claims, determination as to the value of any collateral securing claims, or other events. Further, additional claims may arise subsequent to our filing date resulting from the rejection of executory contracts, including leases, and from the determination by the Bankruptcy Court, or agreed to by parties in interest, of allowed claims for contingencies and other disputed amounts.

      We classify in reorganization items in our accompanying condensed consolidated statements of operations all items of income, expense, gain or loss that are realized or incurred because we are in reorganization. We expense as incurred professional fees associated with and incurred during our reorganization and report them as reorganization items. We classify in reorganization items interest income earned by NII Holdings, Inc. or NII Holdings (Delaware), Inc. that would not have been earned but for our Chapter 11 filing.

      When debt subject to compromise becomes an allowed claim, we adjust its carrying value to the amount of the allowed claim. Adjustments to debt subject to compromise generally result in the write-off of debt discounts and debt financing costs. We report in reorganization items the loss from adjusting the carrying value of debt subject to compromise.

      We report interest expense incurred subsequent to our bankruptcy filing only to the extent that it will be paid during the reorganization or that it is probable that it will be an allowed claim. Principal and interest payments may not be made on pre-petition debt subject to compromise without approval from the bankruptcy court or until a plan of reorganization defining the repayment terms has been confirmed. Further, the Bankruptcy Code generally disallows the payment of post-petition interest that accrues with respect to unsecured or under secured claims. As a result, we are not accruing interest that we believe is not probable of being treated as an allowed claim. During the nine and three months ended September 30, 2002, we did not accrue interest aggregating $100.7 million and $71.9 million on our senior redeemable notes. We have continued to accrue interest expense related to our credit facilities with Motorola Credit Corporation, as our plan of reorganization that was confirmed by the Bankruptcy Court on October 28, 2002 contemplates the reinstatement of these facilities.

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

      We recognize revenue from access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts. We recognize excess usage and long distance revenue at contractual rates per minute as minutes are used. We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimable losses.

      Average monthly revenues per unit, which we refer to as ARPU, is an industry term that measures net service revenues per month from our subscribers divided by the weighted average number of digital handsets in commercial service for that month. For purposes of calculating ARPU, we determine the average number of digital handsets in commercial service for the applicable period as of a date one month earlier than the accounts of our U.S. subsidiaries. Our consolidated ARPU was about $49 and $47 for the nine and three months ended September 30, 2002 and $52 and $53 for the nine and three months ended September 30, 2001. The decrease in consolidated ARPU resulted primarily from the weakening of the functional currencies used by our markets against the U.S. dollar.

      We recognize revenue from handset and accessory sales on a straight-line basis over the expected customer relationship periods of up to four years, starting when the customer has taken title. Therefore, digital handset revenues recognized in the current period largely reflect amortization of digital handset sales that occurred and were deferred in prior periods. Our wireless service is essential to the functionality of our handsets due to the fact that the handsets can, with very limited exceptions, only be used on our digital mobile networks. Accordingly, this multiple element arrangement is not accounted for separately.

      Cost of revenues primarily includes the cost of providing wireless services and the cost of digital handset and accessory sales. Cost of providing wireless services consists primarily of costs of interconnection with local exchange carrier facilities and direct switch and transmitter and receiver site costs, such as property taxes, insurance costs, utility costs and rent for the network switches and sites used to operate our digital mobile networks. Interconnection costs have fixed and variable components. The fixed component of interconnection costs consists of monthly flat-rate fees for facilities leased from local exchange carriers. The variable component of interconnection costs, which fluctuates in relation to the level of wireless calls, generally consists of per-minute use fees charged by wireline and wireless providers for wireless calls terminating on their networks. Cost of digital handset and accessory sales consists primarily of the cost of the handset and accessories, order fulfillment related expenses and write-downs of digital handset and related accessory inventory for shrinkage. We recognize the costs of handset sales over the expected customer relationship periods of up to four years in amounts equal to revenue recognized from handset sales. We immediately expense as incurred the cost of handset sales in excess of revenue generated, which we refer to as the handset subsidy. As a result, the cost of digital handset sales recognized in the current period is primarily impacted by the handset subsidy generated by that period’s handset sales.

      Selling and marketing expenses includes all of the marketing, sales and fulfillment expenses related to acquiring customers and provisioning service. General and administrative expenses includes expenses related to customer care, bad debt, management information systems, and corporate overhead. In view of the uncertainty related to our restructuring activities, beginning in 2002, we implemented a more conservative bad debt policy to shorten the length of time before we fully reserve against receivables. Each quarter we review our bad debt allowance policy based on our collection performance to date, as well as customer churn and general business conditions, and make modifications as is necessary.

      Our operating revenues and the variable component of the cost of handset and accessory sales are primarily driven by the number of digital handsets sold and not necessarily by the number of customers, as one customer may purchase one or many digital handsets.

      The widespread global economic slowdown, particularly in Latin America, the weakness of the telecommunications industry, and the lack of available new capital led us to revise our business plan in the fourth quarter of 2001. The revised business plan provides for a less aggressive growth strategy that targets conservation of cash resources by slowing enhancement and expansion of our networks and reducing subscriber growth and operating expenses. Our limited sources of available funding required us to significantly reduce the financing of continued subscriber growth and network expansion in most of our markets. During 2002, we have been focusing on cash conservation and directing substantially all of our available funding toward continuing the growth of our Mexican operations. We made this decision based on our Mexican operating company’s operating performance, future prospects and economic conditions in Mexico, as well as other relevant factors. During 2002, we have been providing substantially less funding to our other markets in Brazil, Argentina and Peru and in late 2001 we ceased funding our Philippine operating company. As a result, growth in these markets has slowed considerably compared to historical growth levels. We expect that this trend towards significantly slower growth in these markets will continue for the foreseeable future. Our primary objectives with respect to our markets other than Mexico are to minimize operating costs and capital expenditures and maximize cash resources and segment earnings.

      We refer to our operating companies by the countries in which they operate, such as Nextel Mexico, Nextel Brazil, Nextel Argentina, Nextel Peru and Nextel Philippines. The table below provides a summary of the results for each of our reportable segments for the nine- and three-month periods ended September 30, 2002. We define segment earnings (losses) as income (loss) before interest, taxes, depreciation and amortization, foreign currency transaction losses (gains), net, and other charges determined to be non-recurring in nature, such as reorganization items and impairment, restructuring and other charges.

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

	(dollars in thousands)
Nine Months Ended September 30, 2002
Nextel Mexico	$312,736	54%	$(109,722)	46%	$(114,212)	47%	$88,802
Nextel Brazil	139,162	24%	(72,176)	31%	(57,299)	23%	9,687
Nextel Argentina	58,907	10%	(18,653)	8%	(29,041)	12%	11,213
Nextel Peru	60,878	10%	(26,903)	11%	(17,981)	7%	15,994
Corporate & other	12,755	2%	(9,134)	4%	(26,739)	11%	(23,118)
Intercompany eliminations	(360)	—	360	—	—	—	—

Total consolidated	$584,078	100%	$(236,228)	100%	$(245,272)	100%	$102,578

Three Months Ended September 30, 2002
Nextel Mexico	$110,753	58%	$(40,015)	53%	$(37,504)	50%	$33,234
Nextel Brazil	41,770	22%	(19,857)	26%	(16,788)	23%	5,125
Nextel Argentina	14,045	7%	(4,471)	6%	(6,138)	8%	3,436
Nextel Peru	20,812	11%	(8,810)	11%	(6,148)	8%	5,854
Corporate & other	3,829	2%	(2,830)	4%	(8,097)	11%	(7,098)
Intercompany eliminations	(142)	—	142	—	—	—	—

Total consolidated	$191,067	100%	$(75,841)	100%	$(74,675)	100%	$40,551

      The following is a discussion of the results of operations in each of our reportable segments.

      a.     Nextel Mexico

		% of		% of
		Nextel		Nextel	Change from
		Mexico’s		Mexico’s	Previous Year
	September 30,	Operating	September 30,	Operating
	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in thousands)
Nine Months Ended
Operating revenues	$312,736	100%	$200,375	100%	$112,361	56%
Cost of revenues	(109,722)	(35)%	(85,625)	(43)%	(24,097)	28%

Gross margin	203,014	65%	114,750	57%	88,264	77%
Selling and marketing expenses	(59,494)	(19)%	(64,755)	(32)%	5,261	(8)%
General and administrative expenses	(54,718)	(17)%	(45,792)	(23)%	(8,926)	19%

Segment earnings	$88,802	29%	$4,203	2%	$84,599	NM

Three Months Ended
Operating revenues	$110,753	100%	$83,891	100%	$26,862	32%
Cost of revenues	(40,015)	(36)%	(34,504)	(41)%	(5,511)	16%

Gross margin	70,738	64%	49,387	59%	21,351	43%
Selling and marketing expenses	(20,031)	(18)%	(25,124)	(30)%	5,093	(20)%
General and administrative expenses	(17,473)	(16)%	(17,943)	(21)%	470	(3)%

Segment earnings	$33,234	30%	$6,320	8%	$26,914	NM

NM-Not Meaningful

1. Operating revenues

      Nextel Mexico’s operating revenues for the nine and three months ended September 30, 2002 and 2001 are as follows:

	Nine months ended		Increase from		Three months ended		Increase from
	September 30,		Previous Year		September 30,		Previous Year

	2002	2001	Dollars	Percent	2002	2001	Dollars	Percent

	(dollars in thousands)
Wireless service and other revenues	$302,530	$193,958	$108,572	56%	$106,796	$81,513	$25,283	31%
Digital handset and accessory sales	10,206	6,417	3,789	59%	3,957	2,378	1,579	66%

Total operating revenues	$312,736	$200,375	$112,361	56%	$110,753	$83,891	$26,862	32%

      The increase in wireless service and other revenues of 56% for the nine month period ended September 30, 2002 is primarily due to the following:

•	an increase in the average number of digital handsets in service of 55% from the nine months ended September 30, 2001 to the same period in 2002, primarily due to growth in existing markets in Mexico and a continued emphasis on maintaining brand awareness; and

•	the successful introduction of new monthly service plans that have generated higher dollar-based ARPU, from about $73 for the nine months ended September 30, 2001 to about $75 for the same period in 2002.

      The increase in wireless service and other revenues of 31% for the three month period ended September 30, 2002 is primarily due to an increase in the average number of digital handsets in service of 39% from the three months ended September 30, 2001 to the same period in 2002, primarily due to growth in existing markets in Mexico and a continued emphasis on maintaining brand awareness. This increase was partially offset by a slight decrease in dollar-based ARPU from about $77 from the three months ended September 30, 2001 to about $75 for the three months ended September 30, 2002, primarily due to the effect of foreign currency translation as the Mexican peso depreciated in value against the U.S. dollar by about 5% from the three month period ended September 30, 2001 to the same period in 2002.

      Even though the number of handsets sold in Mexico decreased from the nine and three months ended September 30, 2001 to the same periods in 2002, digital handset and accessory sales revenues increased for both periods because of revenues recognized from handset sales that occurred and were deferred in prior periods.

2. Cost of revenues

      Nextel Mexico’s cost of revenues for the nine and three months ended September 30, 2002 and 2001 are as follows:

	Nine months ended		Increase from		Three months ended		Change from
	September 30,		Previous Year		September 30,		Previous Year

	2002	2001	Dollars	Percent	2002	2001	Dollars	Percent

	(dollars in thousands)
Cost of providing wireless services	$64,742	$40,933	$23,809	58%	$23,514	$15,943	$7,571	47%
Cost of digital handset and accessory sales	44,980	44,692	288	1%	16,501	18,561	(2,060)	(11)%

Total cost of revenues	$109,722	$85,625	$24,097	28%	$40,015	$34,504	$5,511	16%

      The increases in cost of providing wireless services of 58% and 47% are primarily attributable to the following factors:

•	increases in variable costs related to interconnect fees resulting from increases in total system minutes of use of 102% and 109% from the nine and three months ended September 30, 2001 to the same periods in 2002, principally due to the larger number of handsets in service and usage volume-based promotions; and

•	increases in fixed costs related to direct switch and transmitter and receiver site costs, including rent, utility costs and insurance costs that Nextel Mexico incurred due to a 37% increase in the number of transmitter and receiver sites in service from September 30, 2001 to September 30, 2002, as well as increased expenses related to the addition of a new switch in Mexico.

      During 2002, Nextel Mexico entered into various interconnection agreements with some carriers that provide lower interconnect fees per minute of use. As a result, Nextel Mexico’s interconnect fees did not increase at the same rate as the increase in its minutes of use.

      As is the case with our other operating companies, Nextel Mexico subsidizes handset sales to attract new customers and offers handset upgrades and other retention inducements to retain existing customers. The 1% increase in Nextel Mexico’s cost of digital handset and accessory sales from the nine months ended September 30, 2001 to the nine months ended September 30, 2002 is primarily due to costs recognized from handset sales that occurred and were deferred in prior periods partially offset by a decrease in costs recognized related to lower handset sales. The 11% decrease in Nextel Mexico’s cost of digital handset and accessory sales from the three months ended September 30, 2001 to the three months ended September 30, 2002 is due to lower handset sales over the same period.

3.	Selling and marketing expenses

      The decreases in Nextel Mexico’s selling and marketing expenses of $5.3 million and $5.1 million for the nine and three months ended September 30, 2002 compared to the same periods in 2001 are primarily a result of the following:

•	decreases in commissions earned by indirect dealers and distributors of $4.0 million, or 14%, and $3.1 million, or 28%, as a result of fewer digital handsets sold through indirect channels, partially offset by higher average commissions paid per handset sold by indirect dealers;

•	decreases in advertising expenses of $2.4 million or 13% and $1.2 million or 16%, primarily due to Nextel Mexico’s shift to less costly advertising programs; and

•	decreases in marketing costs of $1.2 million or 36% and $0.1 million or 14%, primarily due to a reduction in temporary and contractor personnel.

In addition, the decrease for the nine months ended September 30, 2002 was partially offset by rebates for marketing expenses of $2.3 million that Nextel Mexico earned in the first quarter of 2001, which reduced its total marketing and selling expenses in that period. The decrease for the three month period ended September 30, 2002 also resulted from a decrease in direct commission and payroll costs of $0.7 million primarily due to lower average commissions paid per handset sold by Nextel Mexico’s direct sales force.

4.	General and administrative expenses

      The increase in Nextel Mexico’s general and administrative expenses of $8.9 million for the nine months ended September 30, 2002 as compared to the same period in 2001 is primarily a result of the following:

•	an increase in expenses related to information technology, facilities and general corporate expenses of $9.4 million, or 32%, primarily due to activities to support the growth in operations and expansion into new geographic areas since the second half of 2001, increases in facilities and administrative expenses associated with a new facility in Mexico City that houses Nextel Mexico’s customer care operations and an increase in a business tax that is based on a portion of Nextel Mexico’s service revenues; and

•	increases in expenses related to billing, collection, customer retention and customer care activities of $4.6 million, or 56%, primarily due to an increase in customer care headcount to support a larger customer base.

These increases were partially offset by a decrease in bad debt expense of $5.1 million, which decreased as a percentage of operating revenues from 4.3% for the nine months ended September 30, 2001 to 1.2% for the nine months ended September 30, 2002 primarily due to the implementation of stricter payment requirements that have resulted in improved collection efforts.

      The decrease in Nextel Mexico’s general and administrative expenses of $0.5 million for the three months ended September 30, 2002 as compared to the same period in 2001 is primarily a result of a $3.8 million decrease in bad debt expense, which decreased as percentage of operating revenues from 5.1% for the three months ended September 30, 2001 to 0.5% for the three months ended September 30, 2002. The decrease is due to better than expected collection efforts and to tighter reserve policies in the first quarter of 2002. The decrease in bad debt expense was partially offset by the following:

•	an increase in expenses related to information technology, facilities and general corporate expenses of $1.9 million, or 20%, primarily due to activities to support the growth in operations and expansion into new geographic areas, increased facilities and administrative expenses associated with the new customer care facility and an increase in a business tax that is based on a portion of Nextel Mexico’s service revenues; and

•	an increase in expenses related to billing, collection, customer retention and customer care activities of $1.3 million, or 42%, primarily due to an increase in customer care headcount to support a larger customer base.

b. Nextel Brazil

		% of		% of
		Nextel		Nextel	Change from
		Brazil’s		Brazil’s	Previous Year
	September 30,	Operating	September 30,	Operating
	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in thousands)
Nine Months Ended
Operating revenues	$139,162	100%	$130,993	100%	$8,169	6%
Cost of revenues	(72,176)	(52)%	(92,218)	(70)%	20,042	(22)%

Gross margin	66,986	48%	38,775	30%	28,211	73%
Selling and marketing expenses	(18,658)	(13)%	(49,381)	(38)%	30,723	(62)%
General and administrative expenses	(38,641)	(28)%	(45,597)	(35)%	6,956	(15)%

Segment earnings (losses)	$9,687	7%	$(56,203)	(43)%	$65,890	(117)%

Three Months Ended
Operating revenues	$41,770	100%	$45,008	100%	$(3,238)	(7)%
Cost of revenues	(19,857)	(48)%	(33,196)	(74)%	13,339	(40)%

Gross margin	21,913	52%	11,812	26%	10,101	86%
Selling and marketing expenses	(4,560)	(11)%	(15,933)	(35)%	11,373	(71)%
General and administrative expenses	(12,228)	(29)%	(16,175)	(36)%	3,947	(24)%

Segment earnings (losses)	$5,125	12%	$(20,296)	(45)%	$25,421	(125)%

      The economic difficulties faced by Argentina as a result of the government’s default on its public debt and the devaluation of the Argentine peso have recently heightened concerns regarding the Brazilian economy. In addition, Brazil’s slowing economic growth, high public debt, and uncertain economic policy as the country prepared to elect a new President have caused concern among investors. As a result, during the third quarter of 2002, the Brazilian real weakened by about 19% relative to the U.S. dollar, resulting in $13.2 million in foreign currency transaction losses. Continued economic difficulties could further weaken Brazil’s currency and make it more expensive for the government to service its debt, increase inflationary pressure, and force higher interest rates, which could further slow economic growth. While the economic slowdown in Brazil has not significantly affected the operations of our Brazilian operating company, continued economic difficulties could materially adversely affect those operations. In addition, a continued weakening of the Brazilian real relative to the U.S. dollar could result in additional foreign currency transaction losses in the future.

      In accordance with accounting principles generally accepted in the United States, we translated Nextel Brazil’s results of operations using the average exchange rates for the nine and three months ended September 30, 2002. The average exchange rate for the nine and three months ended September 30, 2002 depreciated against the U.S. dollar by about 14% and 16% from the same periods in 2001. As a result, the components of Nextel Brazil’s results of operations for the nine and three months ended September 30, 2002 after translation into U.S. dollars reflect significant decreases as compared to its results of operations for the same periods in 2001, taking into consideration our one-month lag financial reporting policy for our non-U.S. subsidiaries.

1. Operating revenues

      Nextel Brazil’s operating revenues for the nine and three months ended September 30, 2002 and 2001 are as follows:

	Nine months ended		Change from		Three months ended		Decrease from
	September 30,		Previous Year		September 30,		Previous Year

	2002	2001	Dollars	Percent	2002	2001	Dollars	Percent

	(dollars in thousands)
Wireless service and other revenues	$129,293	$119,789	$9,504	8%	$38,523	$40,933	$(2,410)	(6)%
Digital handset and accessory sales	9,869	11,204	(1,335)	(12)%	3,247	4,075	(828)	(20)%

Total operating revenues	$139,162	$130,993	$8,169	6%	$41,770	$45,008	$(3,238)	(7)%

      The increase in wireless service and other revenues of 8% for the nine months ended September 30, 2002, as compared to the same period in 2001, is primarily due to an increase in the average number of digital handsets in service of 16% for the nine months ended September 30, 2002 compared to the same period in 2001, due primarily to growth in existing markets and modest expansion of service coverage areas in Brazil during the latter part of 2001. This increase was partially offset by a decrease in Nextel Brazil’s dollar-based ARPU from about $35 for the nine months ended September 30, 2001 to about $32 for the nine months ended September 30, 2002 primarily as a result of the depreciation of the Brazilian real against the U.S. dollar. When measured in Brazilian reais, ARPU increased due to the recognition of revenue from calling party pays service agreements that Nextel Brazil signed and implemented with various fixed line and wireless operators. Nextel Brazil began recording revenues collected from these operators in April 2002. While Nextel Brazil is actively negotiating the full implementation of calling party pays agreements with the remaining fixed line and wireless operators, we cannot be sure that Nextel Brazil will be able to successfully negotiate additional agreements.

      The decrease in wireless service and other revenues of 6% for the three months ended September 30, 2002 as compared to the same period in 2001 is primarily due to a decrease in Nextel Brazil’s dollar-based ARPU from about $32 for the three months ended September 30, 2001 to about $30 for the three months ended September 30, 2002 primarily as a result of the depreciation of the Brazilian real against the U.S. dollar, which offset an increase in ARPU when measured in Brazilian reais that resulted from increased calling party pays revenues.

      Digital handset and accessory sales revenues declined from the nine and three months ended September 30, 2001 to the same periods in 2002 primarily as a result of the depreciation of the Brazilian real against the U.S. dollar, partially offset by an increase in revenues recognized from handset sales that occurred and were deferred in prior periods.

2. Cost of revenues

      Nextel Brazil’s cost of revenues for the nine and three months ended September 30, 2002 and 2001 are as follows:

	Nine months ended		Change from		Three months ended		Decrease from
	September 30,		Previous Year		September 30,		Previous Year

	2002	2001	Dollars	Percent	2002	2001	Dollars	Percent

	(dollars in thousands)
Cost of providing wireless services	$53,847	$52,640	$1,207	2%	$14,485	$19,439	$(4,954)	(25)%
Cost of digital handset and accessory sales	18,329	39,578	(21,249)	(54)%	5,372	13,757	(8,385)	(61)%

Total cost of revenues	$72,176	$92,218	$(20,042)	(22)%	$19,857	$33,196	$(13,339)	(40)%

      The increase in cost of providing wireless services of 2% from the nine months ended September 30, 2001 to the nine months ended September 30, 2002 is primarily attributable to the following factors:

•	an increase in variable costs related to interconnect fees resulting from an increase in total system minutes of use of 14% from the nine months ended September 30, 2001 to the nine months ended September 30, 2002, principally due to higher average number of handsets in service; and

•	an increase in fixed costs related to direct switch and transmitter and receiver site costs, including rent, utility costs and insurance costs that Nextel Brazil incurred due to a 6% increase in the number of transmitter and receiver sites in service from September 30, 2001 to September 30, 2002.

These increases were partially offset by nonrecurring charges recorded during the second quarter of 2001 related to the resolution of disputes with local carriers over minutes of use and the depreciation of the Brazilian real against the U.S. dollar.

      The decrease in cost of providing wireless services of 25% from the three months ended September 30, 2001 to the three months ended September 30, 2002 is primarily attributable to lower interconnect fees resulting from a decrease in interconnect minutes of use of 26% and the depreciation of the Brazilian real against the U.S. dollar. These decreases were partially offset by increased fixed interconnect costs associated with a 6% increase in the number of transmitter and receiver sites in service from September 30, 2001 to September 30, 2002. The 26% decrease in interconnect minutes of use primarily resulted from lower average minutes of use per average number of handset in service.

      As is the case with our other operating companies, Nextel Brazil subsidizes handset sales to attract new customers and offers handset upgrades and other retention inducements to retain existing customers. The decreases in Nextel Brazil’s cost of digital handset and accessory sales of 54% and 61% from the nine and three months ended September 30, 2001 to the same periods in 2002 are primarily due to decreases in the number of handsets sold of 61% and 64%.

3. Selling and marketing expenses

      The decreases in Nextel Brazil’s selling and marketing expenses of $30.7 million and $11.4 million for the nine and three months ended September 30, 2002 compared to the same periods in 2001 are primarily the result of Nextel Brazil’s less aggressive growth strategy, including:

•	decreases in advertising and other marketing expenses of $13.2 million or 93% and $4.9 million or 78% due primarily to Nextel Brazil’s shift to less costly advertising programs;

•	decreases in commissions earned by indirect dealers and distributors of $8.1 million or 71% and $2.4 million or 73% as a result of decreases in digital handsets sold through indirect channels of 62% and 65%; and

•	decreases in payroll and related expenses, and direct commissions of $11.7 million or 56% and $4.1 million or 64%, attributable to reductions in sales and marketing headcount and decreases in commissions earned by Nextel Brazil’s internal sales force, as a result of decreases in digital handsets sold through this channel of 60% and 64%.

In addition, the decrease for the nine months ended September 30, 2002 was partially offset by rebates for marketing expenses of $2.3 million that Nextel Brazil earned in the first quarter of 2001, which reduced its total marketing and selling expenses in that period.

4. General and administrative expenses

      The decreases in Nextel Brazil’s general and administrative expenses of $7.0 million and $3.9 million for the nine and three months ended September 30, 2002 compared to the same periods in 2001 are primarily a result of the following:

•	decreases in bad debt expense of $8.5 million and $5.2 million, which decreased as a percentage of operating revenues from 10.8% for the nine months ended September 30, 2001 to 4.0% for the nine months ended September 30, 2002 and from 12.1% for the three months ended September 30, 2001 to 0.6% for the three months ended September 30, 2002, primarily due to the implementation of stricter credit policies and improved collections procedures; and

•	decreases in information technology expenses of $3.5 million or 43% and $1.1 million or 46% as a result of cash conservation initiatives.

These decreases were partially offset by the following:

•	increases in expenses related to billing, collection, customer retention and customer care activities of $1.6 million or 20% and $0.1 million or 4%, primarily related to increases in customer care headcount; and

•	increases in general corporate expenses of $3.4 million or 22% and $2.3 million or 41% primarily attributable to collection agency fees and to increased reserves for tax contingencies related to various tax disputes with the Brazilian government.

     c. Nextel Argentina

		% of		% of
		Nextel		Nextel	Change from
		Argentina’s		Argentina’s	Previous Year
	September 30,	Operating	September 30,	Operating
	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in thousands)
Nine Months Ended
Operating revenues	$58,907	100%	$94,318	100%	$(35,411)	(38)%
Cost of revenues	(18,653)	(32)%	(39,417)	(42)%	20,764	(53)%

Gross margin	40,254	68%	54,901	58%	(14,647)	(27)%
Selling and marketing expenses	(8,627)	(14)%	(28,107)	(30)%	19,480	(69)%
General and administrative expenses	(20,414)	(35)%	(27,562)	(29)%	7,148	(26)%

Segment earnings (losses)	$11,213	19%	$(768)	(1)%	$11,981	NM

Three Months Ended
Operating revenues	$14,045	100%	$35,937	100%	$(21,892)	(61)%
Cost of revenues	(4,471)	(32)%	(15,300)	(43)%	10,829	(71)%

Gross margin	9,574	68%	20,637	57%	(11,063)	(54)%
Selling and marketing expenses	(1,833)	(13)%	(10,532)	(29)%	8,699	(83)%
General and administrative expenses	(4,305)	(31)%	(10,104)	(28)%	5,799	(57)%

Segment earnings	$3,436	24%	$1	—	$3,435	NM

NM-Not Meaningful

      Nextel Argentina’s operations have been negatively impacted by the adverse economic and political conditions existing in Argentina, including a sharp economic downturn, business closures, banking restrictions and significant currency volatility. Nextel Argentina implemented a contingency plan at the beginning of 2002 to respond effectively to the needs of its customers, employees, vendors and financial supporters under these unpredictable and challenging economic conditions. Key elements of the contingency plan include workforce reductions, the introduction of new handset leasing programs and pricing plans designed to retain customers. As a result of the financial difficulties facing its customers and its policies related to suspension and deactivation of nonpaying customers, Nextel Argentina experienced increased customer churn rates and higher bad debt expense during the first half of 2002. More recently, Nextel Argentina’s bad debt expense has stabilized due to stricter credit and collection policies implemented during 2002 that have increased collections and reduced bad debt expense during the third quarter of 2002. Since the economic conditions in

Argentina continue to be volatile, we cannot predict whether this trend will continue. See “Forward Looking Statements.”

      In accordance with generally accepted accounting principles in the United States, we translated Nextel Argentina’s results of operations using the average exchange rates for the nine and three months ended September 30, 2002 and 2001. The average exchange rates for the nine and three months ended September 30, 2002 depreciated against the U.S. dollar by about 63% and 73% from the same periods in 2001. As a result, the components of Nextel Argentina’s results of operations for the nine and three months ended September 30, 2002 after translation into U.S. dollars reflect significant decreases as compared to its results of operations for the nine and three months ended September 30, 2001, taking into consideration our one-month lag financial reporting policy for our non-U.S. subsidiaries. The results of operations for the nine and three months ended September 30, 2001 do not reflect any such decreases since the U.S. dollar-to-Argentine peso exchange rate was pegged at one-to-one at that time. Further, as a result of the devaluation of the Argentine peso and subsequent depreciation of the peso against the U.S. dollar, during the nine months ended September 30, 2002, Nextel Argentina recorded $135.5 million in foreign currency transaction losses related to its U.S. dollar-denominated liabilities, primarily their credit facilities. A continued weakening of the Argentine peso will likely continue to adversely affect Nextel Argentina’s results of operations in future periods. However, Nextel Argentina’s exposure to foreign currency transaction losses will be minimized significantly effective with our purchase of their U.S. dollar denominated credit facilities on November 12, 2002. As a result, we expect that Nextel Argentina’s foreign currency transaction losses will decrease significantly during 2003.

1. Operating revenues

      Nextel Argentina’s operating revenues for the nine and three months ended September 30, 2002 and 2001 are as follows:

	Nine months ended		Decrease from		Three months ended		Decrease from
	September 30,		Previous Year		September 30,		Previous Year

	2002	2001	Dollars	Percent	2002	2001	Dollars	Percent

	(dollars in thousands)
Wireless service and other revenues	$56,252	$90,148	$(33,896)	(38)%	$13,437	$34,328	$(20,891)	(61)%
Digital handset and accessory sales	2,655	4,170	(1,515)	(36)%	608	1,609	(1,001)	(62)%

Total operating revenues	$58,907	$94,318	$(35,411)	(38)%	$14,045	$35,937	$(21,892)	(61)%

      The decreases in wireless service and other revenues of 38% and 61% from the nine and three months ended September 30, 2001 to the same periods in 2002 are primarily a result of the devaluation of the Argentina peso and subsequent depreciation of the peso against the U.S. dollar. Measured in Argentine pesos, wireless service and other revenues increased as a result of the following:

•	increases in the average number of digital handsets in service of 23% and 5% from the nine and three months ended September 30, 2001 to the same periods in 2002, primarily due to growth in existing markets; and

•	the successful introduction of new monthly service plans that have generated higher local currency ARPU per digital handset in service.

      Nextel Argentina’s dollar-based ARPU decreased from about $60 and $61 for the nine and three months ended September 30, 2001 to about $30 and $22 for the nine and three months ended September 30, 2002 primarily as a result of the devaluation of the Argentina peso and subsequent depreciation of the peso against the U.S. dollar, which exceeded increases in local currency-based ARPU related to increases in access fees and billable minutes of use per handset.

      Digital handset and accessory sales revenues decreased from the nine and three months ended September 30, 2001 to the same periods in 2002, primarily as a result of the devaluation of the Argentina peso and subsequent depreciation of the peso against the U.S. dollar, partially offset by revenues recognized from handset sales that occurred and were deferred in prior periods.

      While Nextel Argentina has adjusted the local currency prices of its handsets and services as a result of the peso devaluation, it did not adjust prices established by contracts entered into prior to January 7, 2002 until June 2002. We expect that the price adjustments that Nextel Argentina has implemented will help offset the impact of inflation in Argentina.

2. Cost of revenues

      Nextel Argentina’s cost of revenues for the nine and three months ended September 30, 2002 and 2001 are as follows:

	Nine months ended		Decrease from		Three months ended		Decrease from
	September 30,		Previous Year		September 30,		Previous Year

	2002	2001	Dollars	Percent	2002	2001	Dollars	Percent

	(dollars in thousands)
Cost of providing wireless services	$12,972	$20,015	$(7,043)	(35)%	$3,064	$7,548	$(4,484)	(59)%
Cost of digital handset and accessory sales	5,681	19,402	(13,721)	(71)%	1,407	7,752	(6,345)	(82)%

Total cost of revenues	$18,653	$39,417	$(20,764)	(53)%	$4,471	$15,300	$(10,829)	(71)%

      The decreases in cost of providing wireless services of 35% and 59% from the nine and three months ended September 30, 2001 to the same periods in 2002 are primarily attributable to the devaluation of the Argentina peso and subsequent depreciation of the peso against the U.S. dollar. Measured in Argentine pesos, the cost of providing wireless services increased as a result of the following:

•	increases in variable costs related to interconnect fees resulting from an increase in total system minutes of use of 54% and 38% from the nine and three months ended September 30, 2001 to the same periods in 2002, primarily due to a higher average number of handsets in service and an increase in the average number of minutes of use per handset; and

•	increases in fixed costs related to direct switch and transmitter and receiver site costs, including rent and maintenance costs that Nextel Argentina incurred, due to a 4% increase in the number of transmitter and receiver sites in service from September 30, 2001 to September 30, 2002.

      As is the case with our other operating companies, Nextel Argentina subsidizes handset sales to attract new customers and offers handset upgrades and other retention inducements to retain existing customers. The decreases in Nextel Argentina’s cost of digital handset and accessory sales of 71% and 82% from the nine and three months ended September 30, 2001 to the same periods in 2002 are primarily due to decreases in the number of handsets sold of 44% and 47% over the same period and the devaluation of the Argentina peso and subsequent depreciation of the peso against the U.S. dollar.

3.	Selling and marketing expenses

      The decreases in Nextel Argentina’s selling and marketing expenses of $19.5 million and $8.7 million from the nine and three months ended September 30, 2001 to the same periods in 2002 are the result of the devaluation of the Argentina peso and subsequent depreciation of the peso against the U.S. dollar and Nextel Argentina’s less aggressive growth strategy, including:

•	decreases in advertising expenses and other sales and marketing costs of $4.1 million or 61% and $1.5 million or 79% primarily related to Nextel Argentina’s shift to less costly advertising programs;

•	decreases in commissions earned by indirect dealers of $8.2 million or 75% and $4.0 million or 88% primarily as a result of decreases in digital handsets sold through indirect channels of 49% and 60%; and

•	decreases in commissions earned by Nextel Argentina’s internal sales force and payroll and related expenses of $8.2 million or 68% and $3.2 million or 78% attributable to decreases in digital handsets sold through direct channels of 39% and 30% and reductions in sales and marketing headcount in connection with Nextel Argentina’s less aggressive growth strategy over the same period.

In addition, the decrease from the nine months ended September 30, 2001 to the same period in 2002 was partially offset by rebates for marketing expenses of $1.0 million that Nextel Argentina earned in the first quarter of 2001, which reduced its selling and marketing expenses in that period.

4. General and administrative expenses

      The decreases in Nextel Argentina’s general and administrative expenses of $7.1 million and $5.8 million from the nine and three months ended September 30, 2001 to the same periods in 2002 are primarily a result of the following:

•	decreases in expenses related to customer care, customer retention, collections and billing operations expenses of $2.9 million or 46% and $1.6 million or 70% primarily due to the devaluation of the Argentina peso and subsequent depreciation of the peso against the U.S. dollar, which exceeded increases in payroll and employee related costs resulting from increases over the same periods in customer care and billing operations headcount to support a larger customer base;

•	decreases in information technology expenses of $0.8 million or 17% and $0.5 million or 34% primarily due to the implementation of fewer information technology projects during the nine and three months ended September 30, 2002; and

•	decreases in general corporate and other expenses of $4.8 million or 40% and $2.4 million or 52% attributable to the devaluation of the Argentina peso and subsequent depreciation of the peso against the U.S. dollar, which exceeded increases in payroll costs due to increases in general and administrative headcount.

The decreases for the nine months ended September 30, 2002 were partially offset by an increase in bad debt expense of $1.4 million or 32% which increased as a percentage of revenues from 4.8% for the nine months ended September 30, 2001 to 10.1% for the nine months ended September 30, 2002 as a result of the deteriorating economic conditions in Argentina. However, bad debt expense decreased in total by $1.3 million or 75% and as a percentage of revenues from 4.8% to 3.0% from the three months ended September 30, 2001 to the same period in 2002, primarily as a result of the devaluation of the Argentina peso and subsequent depreciation of the peso against the U.S. dollar and because of stricter credit and collection policies implemented during 2002 that have increased collections and reduced bad debt expense.

     d. Nextel Peru

		% of		% of
		Nextel		Nextel	Change from
		Peru’s		Peru’s	Previous Year
	September 30,	Operating	September 30,	Operating
	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in thousands)
Nine Months Ended
Operating revenues	$60,878	100%	$46,492	100%	$14,386	31%
Cost of revenues	(26,903)	(44)%	(22,447)	(48)%	(4,456)	20%

Gross margin	33,975	56%	24,045	52%	9,930	41%
Selling and marketing expenses	(7,580)	(13)%	(10,640)	(23)%	3,060	(29)%
General and administrative expenses	(10,401)	(17)%	(10,764)	(23)%	363	(3)%

Segment earnings	$15,994	26%	$2,641	6%	$13,353	NM

Three Months Ended
Operating revenues	$20,812	100%	$16,552	100%	$4,260	26%
Cost of revenues	(8,810)	(42)%	(7,704)	(47)%	(1,106)	14%

Gross margin	12,002	58%	8,848	53%	3,154	36%
Selling and marketing expenses	(2,761)	(13)%	(3,719)	(22)%	958	(26)%
General and administrative expenses	(3,387)	(17)%	(3,432)	(21)%	45	(1)%

Segment earnings	$5,854	28%	$1,697	10%	$4,157	NM

NM-Not Meaningful

      Primarily all of Nextel’s Peru’s operations are transacted in U.S. dollars. As a result, for financial reporting purposes, we use the U.S. dollar as the functional currency for Nextel Peru which limits our exposure to foreign currency transaction losses.

1. Operating revenues

      Nextel Peru’s operating revenues for the nine and three months ended September 30, 2002 and 2001 are as follows:

	Nine months ended		Increase from		Three months ended		Increase from
	September 30,		Previous Year		September 30,		Previous Year

	2002	2001	Dollars	Percent	2002	2001	Dollars	Percent

	(dollars in thousands)
Wireless service and other revenues	$59,610	$45,509	$14,101	31%	$20,377	$16,189	$4,188	26%
Digital handset and accessory sales	1,268	983	285	29%	435	363	72	20%

Total operating revenues	$60,878	$46,492	$14,386	31%	$20,812	$16,552	$4,260	26%

      The increases in wireless service and other revenues of 31% and 26% from the nine and three months ended September 30, 2001 to the same periods in 2002 are primarily due to increases in the average number of digital handsets in service of 43% and 31% over the same periods, primarily due to growth in existing markets as well as expansion of service coverage areas in Peru. These increases were partially offset by decreases in ARPU from about $59 and $57 for the nine and three months ended September 30, 2001 to about $54 and $53 for the nine and three months ended September 30, 2002, primarily resulting from the implementation of more competitive service pricing plans, which has resulted in lower fixed access fees.

      Even though the number of handsets sold by Nextel Peru decreased from the nine and three months ended September 30, 2001 to the same periods in 2002, digital handset and accessory sales revenues increased for both periods due to revenues recognized from handset sales that occurred and were deferred in prior periods.

2. Cost of revenues

      Nextel Peru’s cost of revenues for the nine and three months ended September 30, 2002 and 2001 are as follows:

	Nine months ended		Change from		Three months ended		Change from
	September 30,		Previous Year		September 30,		Previous Year

	2002	2001	Dollars	Percent	2002	2001	Dollars	Percent

	(dollars in thousands)
Cost of providing wireless services	$18,276	$11,655	$6,621	57%	$6,138	$4,064	$2,074	51%
Cost of digital handset and accessory sales	8,627	10,792	(2,165)	(20)%	2,672	3,640	(968)	(27)%

Total cost of revenues	$26,903	$22,447	$4,456	20%	$8,810	$7,704	$1,106	14%

      The increases in cost of providing wireless services of 57% and 51% are primarily attributable to the following:

•	increases in variable costs related to interconnect fees resulting from increases in total system minutes of use of 63% and 53% from the nine and three months ended September 30, 2001 to the same periods in 2002, primarily due to the larger number of handsets in service and usage volume-based promotions; and

•	increases in fixed costs related to direct switch and transmitter and receiver site costs, including rent and maintenance costs incurred by Nextel Peru as a result of a 24% increase in the number of transmitter and receiver sites in service from September 30, 2001 to September 30, 2002.

      As is the case with our other operating companies, Nextel Peru subsidizes handset sales to attract new customers and offers handset upgrades and other retention inducements to retain existing customers. The decreases in Nextel Peru’s cost of digital handset and accessory sales of 20% and 27% from the nine and three months ended September 30, 2001 to the same periods in 2002 are primarily due to a decrease in the total number of handsets sold of 18% and 25% over the same periods.

3. Selling and marketing expenses

      The decreases in Nextel Peru’s selling and marketing expenses of $3.1 million and $1.0 million from the nine and three months ended September 30, 2001 to the same periods in 2002 are primarily attributable to the following:

•	decreases in advertising expenses and other sales and marketing costs of $2.0 million or 34% and $0.5 million or 29%, primarily due to Nextel Peru’s shift to less costly advertising initiatives;

•	decreases in commissions earned by indirect dealers of $1.0 million or 43% and $0.3 million or 41% as a result of decreases in digital handsets sold through indirect channels of 18% and 25% and the implementation of lower service pricing plans during 2002, which resulted in lower average commissions paid to indirect dealers over the same periods; and

•	decreases in commissions earned by direct dealers and payroll and employee related expenses of $0.8 million or 17% and $0.2 million or 15% resulting from fewer handsets sold through direct channels and reductions in sales and marketing headcount.

In addition, the decrease from the nine months ended September 30, 2001 to the same period in 2002 was partially offset by rebates for marketing expenses of $0.7 million that Nextel Peru earned in the first quarter of 2001, which reduced its selling and marketing expenses in that period.

4. General and administrative expenses

      The decreases in Nextel Peru’s general and administrative expenses of $0.4 million and $0.1 million from the nine and three months ended September 30, 2001 to the same periods in 2002 are primarily due to the following:

•	decreases in information technology and general corporate expenses of $1.3 million or 18% and $0.3 million or 13%, primarily attributable to a reduction in information technology projects in 2002; and

•	decreases in bad debt expense of $0.1 million or 5% and $0.1 million or 23%, which decreased as a percentage of revenues from 1.8% for the nine and three months ended September 30, 2001 to 1.3% and 1.1% for the nine and three months ended September 30, 2002, primarily as a result of improved collection efforts.

These decreases were partially offset by increases in customer care and billing operations expenses of $1.0 million or 40% and $0.3 million or 32% from the nine months ended September 30, 2001 to the same periods in 2001, principally due to increases in customer care headcount.

     e. Corporate and Other

      Corporate and other includes Nextel Philippines, our Chilean companies and our corporate operations in the U.S.

		% of		% of
		Corporate		Corporate	Change from
		and Other		and Other	Previous Year
	September 30,	Operating	September 30,	Operating
	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in thousands)
Nine Months Ended
Operating revenues	$12,755	100%	$13,804	100%	$(1,049)	(8)%
Cost of revenues	(9,134)	(72)%	(9,831)	(71)%	697	(7)%

Gross margin	3,621	28%	3,973	29%	(352)	(9)%
Selling and marketing expenses	(3,555)	(28)%	(9,964)	(72)%	6,409	(64)%
General and administrative expenses	(23,184)	(181)%	(40,083)	(291)%	16,899	(42)%

Segment losses	$(23,118)	(181)%	$(46,074)	(334)%	$22,956	(50)%

Three Months Ended
Operating revenues	$3,829	100%	$4,666	100%	$(837)	(18)%
Cost of revenues	(2,830)	(74)%	(3,591)	(77)%	761	(21)%

Gross margin	999	26%	1,075	23%	(76)	(7)%
Selling and marketing expenses	(988)	(26)%	(3,423)	(73)%	2,435	(71)%
General and administrative expenses	(7,109)	(185)%	(13,972)	(300)%	6,863	(49)%

Segment losses	$(7,098)	(185)%	$(16,320)	(350)%	$9,222	(57)%

      Corporate and other operating revenues and cost of revenues are primarily comprised of the results of operations reported by Nextel Philippines.

1. Operating revenues

      The decreases in operating revenues of $1.2 million and $0.9 million from the nine and three months ended September 30, 2001 to the same periods in 2002 are primarily due to decreases in Nextel Philippines’

U.S. dollar-based ARPU from about $29 and $28 for the nine and three months ended September 30, 2001 to about $22 and $20 for the nine and three months ended September 30, 2002, partially offset by increases in their average number of digital handsets in service over the same periods.

2. Cost of revenues

      The decreases in cost of revenues of $0.9 million from both the nine and three months ended September 30, 2001 to the same periods in 2002 are primarily due to decreases in the cost of providing wireless services as a result of decreases in payroll, outside service, and facilities and administrative expenses and in the cost of digital handset and accessory sales as a result of decreases in the number of handsets sold from the nine and three months ended September 30, 2001 to the same periods in 2002.

3. Selling and marketing expenses

      The decreases in selling and marketing expenses of $6.4 million and $2.4 million from the nine and three months ended September 30, 2001 to the same periods in 2002 are primarily due to decreases in advertising costs related to the implementation of our less aggressive growth strategy and decreases in commissions earned by direct and indirect dealers resulting from decreases in digital handsets sold by Nextel Philippines over the same periods.

4. General and administrative expenses

      The decreases in general and administrative expenses of $16.9 million and $6.9 million for the nine and three months ended September 30, 2001 to the same periods in 2002 are primarily due to decreases in customer care and billing operations, information technology and general corporate expenses in both Nextel Philippines and at the corporate level resulting from the implementation of our less aggressive growth strategy.

          f. Depreciation and Amortization — Consolidated

		% of		% of	Decrease from
		Consolidated		Consolidated	Previous Year
	September 30,	Operating	September 30,	Operating
	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in thousands)
Nine Months Ended
Depreciation	$49,892	9%	$122,887	25%	$(72,995)	(59)%
Amortization	8,396	1%	50,183	11%	(41,787)	(83)%

Depreciation and amortization	$58,288	10%	$173,070	36%	$(114,782)	(66)%

Three Months Ended
Depreciation	$17,962	10%	$44,371	24%	$(26,409)	(60)%
Amortization	2,340	1%	15,206	8%	(12,866)	(85)%

Depreciation and amortization	$20,302	11%	$59,577	32%	$(39,275)	(66)%

      Depreciation decreased $73.0 million or 59% and $26.4 million or 60% from the nine and three months ended September 30, 2001 to the same periods in 2002, primarily as a result of about $1.1 billion in fixed asset impairment charges that we recorded during the third and fourth quarters of 2001. These impairment charges reduced substantially the cost bases of all of our fixed assets. As a result, we expect that depreciation for the remainder of 2002 will continue to be less than amounts recorded in comparable periods in 2001. However, changes to the carrying values of our long-lived assets resulting from the application of fresh-start accounting adjustments will result in new cost bases of our long-lived assets and will affect the amount of depreciation recorded in the fourth quarter of 2002. As a result, we cannot determine whether depreciation in the fourth quarter of 2002 will increase or decrease from the third quarter amount until we complete our fresh start accounting adjustments in the fourth quarter of 2002.

      Amortization decreased $41.8 million or 83% and $12.9 million or 85% from the nine and three months ended September 30, 2001 to the same periods in 2002, primarily as a result of $634.9 million in intangible asset impairment charges that we recorded during the third and fourth quarters of 2001. These impairment charges reduced substantially the cost bases of all of our intangible assets. As a result, we expect that amortization in the remainder of 2002 will continue to be less than amounts recorded in comparable periods of 2001. However, changes to the carrying values of our long-lived assets resulting from the application of fresh-start accounting adjustments will result in new cost bases of our long-lived assets and will affect the amount of amortization recorded in the fourth quarter of 2002. As a result, we cannot determine whether amortization in the fourth quarter of 2002 will increase or decrease from the third quarter amount until we complete our fresh start accounting adjustments in the fourth quarter of 2002.

          g. Impairment, Restructuring and Other Charges, and Other Income (Expense) — Consolidated

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	September 30,	Operating	September 30,	Operating
	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in thousands)
Nine Months Ended
Impairment, restructuring and other charges	$(15,756)	(3)%	$(147,143)	(30)%	$131,387	(89)%
Interest expense	(149,538)	(26)%	(220,099)	(45)%	70,561	(32)%
Interest income	3,613	1%	10,889	2%	(7,276)	(67)%
Realized losses on investments	—	—	(192,054)	(40)%	192,054	(100)%
Foreign currency transaction losses, net	(160,722)	(28)%	(70,685)	(15)%	(90,037)	127%
Reorganization items	(136,035)	(23)%	—	—	(136,035)	NM
Other expense, net	(5,586)	(1)%	(5,263)	(1)%	(323)	6%
Income tax provision	(7,761)	(1)%	(39,235)	(8)%	31,474	(80)%
Three Months Ended
Impairment, restructuring and other charges	$(1,037)	(1)%	$(147,143)	(79)%	$146,106	(99)%
Interest expense	(12,113)	(6)%	(73,437)	(39)%	61,324	(84)%
Interest income	979	1%	3,211	2%	(2,232)	(70)%
Realized losses on investments	—	—	(188,387)	(101)%	188,387	(100)%
Foreign currency transaction losses, net	(30,261)	(16)%	(15,894)	(9)%	(14,367)	90%
Reorganization items	(11,174)	(6)%	—	—	(11,174)	NM
Other income (expense), net	(4,693)	(2)%	(2,664)	(1)%	(2,029)	76%
Income tax benefit (provision)	1,721	1%	(39,229)	(21)%	40,950	(104)%

NM-Not Meaningful

1. Impairment, restructuring and other charges

      During the first quarter of 2002, Nextel Argentina, Nextel Brazil and our corporate headquarters restructured their operations, which included, among other things, the cancellation or deferral of various projects and related workforce reductions. We recorded a $1.9 million restructuring charge in the first quarter of 2002 related to these actions and $3.3 million in other charges that were incurred and paid to third parties assisting us with our debt restructuring efforts.

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

      During the third quarter of 2002, both Nextel Philippines and our corporate headquarters incurred restructuring charges of $1.0 million related to additional workforce reductions.

      Effective with our Chapter 11 filing on May 24, 2002, we classified separately charges related to our reorganization in reorganization items on our condensed consolidated statements of operations in accordance with SOP 90-7.

2. Interest expense

      In accordance with SOP 90-7, effective May 24, 2002, we stopped recognizing interest expense on our senior redeemable notes. As a result, interest expense for the nine and three months ended September 30, 2002 does not include $100.7 million and $71.9 million of interest on our senior redeemable notes. As a result, interest expense decreased significantly from the nine and three months ended September 30, 2001 to the same periods in 2002.

3. Interest income

      The decreases in interest income from the nine and three months ended September 30, 2001 to the same periods in 2002 are primarily due to decreases in our average invested cash balances outstanding during the nine and three months ended September 30, 2002 compared to the same periods in 2001. In addition, while we have been in reorganization, we have classified some of our interest income as a reorganization item in accordance with SOP 90-7.

4. Realized losses on investments

      Realized losses on investments for the nine and three months ended September 30, 2001 primarily includes a $188.4 million other-than-temporary reduction in fair value of our investment in TELUS Corporation, which we subsequently sold in the fourth quarter of 2001.

5. Foreign currency transaction losses, net

      The increases in foreign currency transaction losses from the nine and three months ended September 30, 2001 to the same periods in 2002 are primarily due to the devaluation and subsequent decrease in value of the Argentine peso relative to the U.S. dollar as a result of the current economic environment in Argentina. A continued weakening of the Argentine peso will likely continue to adversely affect Nextel Argentina’s results of operations in future periods. However, Nextel Argentina’s exposure to foreign currency transaction losses will be minimized significantly effective with our purchase of their U.S. dollar denominated credit facilities. As a result, we expect that Nextel Argentina’s foreign currency transaction losses will decrease significantly during 2003.

      For the nine months ended September 30, 2002, increased losses recognized by Nextel Argentina were partially offset by lower foreign currency transaction losses recognized by Nextel Brazil, primarily because beginning in August 2001, we determined that a significant portion of our U.S. dollar-denominated intercompany loans to Nextel Brazil are of a long-term investment nature.

6. Reorganization items

      We recognized the following items as reorganization items in our statements of operations during the nine months ended September 30, 2002 (in thousands):

	For the three months ended,

	March 31, 2002	June 30, 2002	September 30, 2002	Total

Write-off of unamortized discounts on senior redeemable notes and debt financing costs	$—	$123,438	$—	$123,438
Key employee retention plan costs	—	951	7,669	8,620
Professional fees and other costs related to reorganization	—	624	3,871	4,495
Interest income related to debtor entities	—	(152)	(366)	(518)

Total reorganization items	$—	$124,861	$11,174	$136,035

      During the second quarter of 2002, we adjusted the carrying value of our senior redeemable notes to their face values by writing off the remaining unamortized discounts totaling $92.2 million. In addition, we wrote off the entire remaining balance of our debt financing costs of $31.2 million.

7. Other expense, net

      The increase in other expense, net from the nine and three months ended September 30, 2001 to the same periods in 2002 is primarily due to the accrual of interest and penalties related to tax contingencies recorded by Nextel Brazil.

8. Income tax provision

      During the nine months ended September 30, 2002 we incurred an income tax provision of $7.8 million related primarily to intercompany income earned by companies incorporated in the U.S. as compared to a provision of $39.2 million during the nine months ended September 30, 2001 which related primarily to a gain from a related party debt retirement.

      During the three months ended September 30, 2002 we earned an income tax benefit of $1.7 million related primarily to the elimination of various intercompany interest income components as compared to a provision of $39.2 million during the three months ended September 30, 2001 which related primarily to a gain from a related party debt retirement.

Liquidity and Capital Resources

      As of September 30, 2002, we had $161.5 million in cash and cash equivalents, including $69.5 million in restricted cash. We also had about $2.3 billion in outstanding senior notes and $482.4 million in secured debt. The $2.3 billion in senior notes are classified in liabilities subject to compromise as of September 30, 2002. See Future Capital Needs and Resources for a discussion of our capital resources.

      We incurred net losses of $932.9 million during the nine months ended September 30, 2001 and $427.5 million during the nine months ended September 30, 2002. The operating expenses and capital expenditures associated with developing, enhancing and operating our digital mobile networks, as well as interest expense, have more than offset our operating revenues.

      Cash Flows. Our operating activities provided us with $68.3 million of net cash during the nine months ended September 30, 2002. We used $166.9 million of net cash in our operating activities during the nine months ended September 30, 2001. The increased generation of cash was primarily due to our less aggressive growth strategy that targets cash conservation.

      We used $195.1 million of net cash in our investing activities during the nine months ended September 30, 2002, a decrease of $329.1 million compared to the nine months ended September 30, 2001, primarily due to a $307.2 million decrease in cash paid for capital expenditures to $181.4 million for the nine months ended September 30, 2002. The decrease in capital expenditures is consistent with the implementation of our cash conservation objectives, including reduced network expansion and subscriber growth.

      We used $19.0 million of net cash in our financing activities during the nine months ended September 30, 2002. Our financing activities provided us with $454.2 million during the nine months ended September 30, 2001. The $473.2 million decrease in cash from our financing activities was primarily due to the following:

•	$500.0 million in proceeds received during 2001 from the issuance of shares of our series A exchangeable redeemable preferred stock to a wholly owned subsidiary of Nextel Communications; and

•	a $37.1 million decrease in advances from Nextel Communications.

These changes were partially offset by the following:

•	a $6.7 million decrease in repayments to Nextel Communications, primarily for vendor invoices paid on our behalf;

•	a $36.5 million decrease in transfers to restricted cash; and

•	a $17.6 million decrease in repayments under our long-term credit facilities.

Future Capital Needs and Resources

      Capital Resources. As of September 30, 2002, our capital resources included $92.0 million of cash and cash equivalents, excluding $69.5 million of restricted cash. In addition, the transactions that we consummated in connection with our emergence from reorganization provided us with about $143.9 million in net cash, excluding some professional fees. In addition, we released all of the restricted cash that was held in escrow to Motorola in satisfaction of our international Motorola incremental equipment financing facility, as well as accrued interest on the facility and on our other Motorola credit facilities. Our ongoing capital needs depend on a variety of factors, including the extent to which we are able to fund the cash needs of our business from our existing cash balance and cash flows generated by our operating companies. Our ability to generate sufficient cash flows is dependent upon, among other things:

•	the amount of revenue we are able to generate from our customers;

•	the amount of operating expenses required to provide our services;

•	the cost of acquiring and retaining customers, including the subsidies we incur to provide handsets to both our new and existing customers; and

•	our ability to continue to grow our customer base.

      As of September 30, 2002, there were no amounts available for borrowing under our bank and vendor credit facilities. However, in connection with the reinstated international Motorola equipment financing facility that became effective following our emergence from reorganization on November 12, 2002, until December 31, 2006, if our consolidated cash balance falls below $100.0 million for seven consecutive days, we will be eligible to borrow from Motorola Credit Corporation an amount necessary to increase our consolidated cash balance to $100.0 million. Our aggregate cash borrowings from Motorola under this facility cannot exceed $56.7 million. In addition, Nextel Brazil and Nextel Mexico have facilities in place under which they can finance handset purchases. Borrowings under these facilities have 180 days and 360 day maturities and interest is paid semi-annually at variable market rates.

      Capital Needs. Historically, our strategy was focused on aggressive expansion and improvement of digital mobile coverage in our Latin American markets, as well as continued support of our other operations. Consistent with this strategy, our business plan was originally developed to rapidly grow our digital customer base, increase our revenues and improve other key financial and credit performance measurements, obtain access to the capital markets and achieve a profitable wireless operation that provided economies of scale in all of our markets.

      We are operating in a difficult business environment. The global telecommunications industry has suffered due to the widespread economic slowdown affecting growth and demand, the contraction of the capital markets and intense competition resulting from an abundance of telecommunications service providers. The contraction of the capital markets has severely affected the Latin American region, as investors have been hesitant to invest incremental capital in the region. This situation has only been aggravated further by the recent heightened economic and political uncertainty in Argentina and Brazil.

      In view of the capital constrained environment and our lack of funding sources, during the fourth quarter of 2001, we undertook an extensive review of our business plan and determined to pursue a less aggressive growth strategy that targets conservation of cash resources by slowing enhancement and expansion of our networks and reducing subscriber growth and operating expenses. Although we have made substantial progress to date in reducing operating expenses and capital expenditures, we cannot be sure that we will be successful in achieving our cash conservation targets in the future.

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

      We currently anticipate that our future capital needs will principally consist of funds required for:

•	capital expenditures to expand and enhance our digital mobile networks, primarily in Mexico, as discussed immediately below under “Capital Expenditures”;

•	operating expenses relating to our digital mobile networks;

•	future spectrum purchases,

•	debt service requirements; and

•	other general corporate expenditures.

      The following table sets forth the amounts and timing of contractual payments for our most significant contractual obligations determined as of September 30, 2002, assuming that we emerged from Chapter 11 on September 30, 2002. The information in the table reflects future unconditional payments and is based upon, among other things, the current terms of the relevant agreements, appropriate classification of items under accounting principles generally accepted in the United States that are currently in effect and certain assumptions, such as future interest rates. Future events could cause actual payments to differ significantly from these amounts. See “Forward Looking Statements.” Except as required by law, we disclaim any obligation to modify or update the information contained in the table.

	Three Months
	Ending
	December 31,
Contractual Commitments	2002	2003	2004	2005	2006	Thereafter	Total

	(in thousands)
Senior redeemable notes and credit facilities(1)	$18,881	$19,597	$74,623	$119,414	$122,197	$399,826	$754,538
Handset financing obligations(1)	32,569	33,522	—	—	—	—	66,091
Spectrum acquisition obligations	—	10,400	—	—	—	—	10,400
Operating leases(2)	15,276	31,738	30,053	26,588	21,823	85,829	211,307
Motorola purchase commitments(3)	323	1,080	—	—	—	—	1,403

Total contractual commitments	$67,049	$96,337	$104,676	$146,002	$144,020	$485,655	$1,043,739

(1)	These amounts include estimated interest payments based on our expectations as to future interest rates, assuming the current payment schedule.

(2)	The amounts principally include future lease costs, transmitter and receiver sites and switches and office facilities as of September 30, 2002.

(3)	These amounts represent maximum contractual obligations under our supply agreement with Motorola and not expected equipment purchases.

      Capital Expenditures. Our capital expenditures, including capitalized interest, were $181.4 million and $50.6 million for the nine and three months ended September 30, 2002. In the future, our capital spending is expected to be driven by several factors including:

•	the construction of additional transmitter and receiver sites to increase system capacity and maintain system quality and the installation of related switching equipment in some of our existing market coverage areas;

•	the enhancement of our digital mobile network coverage around some major domestic market areas; and

•	the enhancements to our existing iDEN technology to increase voice capacity and deliver packet data service at higher speeds.

      Our future capital expenditures are significantly affected by future technology improvements and technology choices. In October 2001, Motorola and Nextel Communications announced an anticipated significant technology upgrade to the iDEN digital mobile network, the 6:1 voice coder software upgrade, which Motorola is developing. We expect that this technology upgrade will be available to us by the fourth quarter of 2003 and we plan to implement this technology in our markets. We expect that this software upgrade will nearly double our voice capacity for interconnect calls and leverage our existing investment in infrastructure. See “Forward Looking Statements.”

      Future Outlook. We believe that, with the $143.9 million in net cash proceeds, excluding some professional fees, that we received as a result of the transactions consummated in connection with our emergence from reorganization on November 12, 2002, our current business plan as contemplated in our plan of reorganization will not require any additional funding and we will be able to operate and grow our business while servicing our debt obligations as scheduled.

      If our business plans change, including as a result of changes in technology, or if economic conditions in any of our markets generally or competitive practices in the mobile wireless telecommunications industry change materially from those currently prevailing or from those now anticipated, or if other presently unexpected circumstances arise that have a material effect on the cash flow or profitability of our mobile wireless business, the anticipated cash needs of our business as well as the conclusions as to the adequacy of the available sources could change significantly. Any of these events or circumstances could involve significant additional funding needs in excess of the identified currently available sources, and could require us to raise additional capital to meet those needs. However, our ability to raise additional capital, if necessary, is subject to a variety of additional factors that we cannot presently predict with certainty, including:

•	the commercial success of our operations;

•	the volatility and demand of the capital markets; and

•	the future market prices of our securities.

      We have had and may in the future have discussions with third parties regarding potential sources of new capital to satisfy actual or anticipated financing needs. At present, other than the existing arrangements that have been consummated or are described in this quarterly report, we have no legally binding commitments with any third parties to obtain any material amount of additional capital. The entirety of the above discussion is subject to the risks and other cautionary and qualifying factors set forth under “Forward Looking Statements.”

Effect of Inflation and Foreign Currency Exchange

      Our net assets are subject to foreign currency exchange risks since they are primarily maintained in local currencies. Additionally, our debt is denominated entirely in U.S. dollars, which exposes us to foreign currency exchange risks. Nextel Argentina, Nextel Brazil, Nextel Mexico and Nextel Philippines conduct business in countries in which the rate of inflation is significantly higher than that of the United States. Further, the recent economic developments in Argentina, including the devaluation of the Argentine peso, have increased our foreign currency exchange risk. We seek to protect our earnings from inflation and possible currency devaluation by periodically adjusting the local currency prices charged by each operating company for sales of handsets and services to its customers. In Argentina we are required by law to charge our customers in local currency, and while we have adjusted the local currency prices of our handsets and services as a result of the devaluation, we were not legally permitted to adjust prices established by contracts entered into prior to January 7, 2002 until June 2002. Therefore, beginning in 2002, the revenues generated by Nextel Argentina, after translating them to U.S. dollars, have been significantly negatively affected. While we routinely assess our foreign currency exposure, we have not entered into any hedging transactions.

      While inflation in each of our markets has generally been higher than that in the United States, it has not historically been a material factor affecting our business. However, the recent economic difficulties facing Argentina have resulted in an inflation rate of about 37% for the nine months ended September 30, 2002 in contrast to recent historical rates of less than 2%. A continuation of the recent economic problems in Argentina could lead to significant prolonged inflation in that country. As a result, general operating expenses such as salaries, employee benefits and other services provided by domestic Argentine companies could continue to become more expensive. In addition, the recent decline in value of the Argentine peso has caused foreign products and services to be more expensive, including infrastructure equipment and digital handsets that Nextel Argentina must purchase using U.S. dollars.

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

“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, but not limited to:

•	our ability to meet the operating goals established by our revised business plan;

•	general economic conditions in Latin America and in the market segments that we are targeting for our digital mobile services;

•	the political and social conditions in the countries in which we operate, including political instability, which may affect the economies of our markets and the regulatory schemes in these countries;

•	substantive terms of any international financial aid package that may be made available to any country in which our operating companies conduct business;

•	the impact of foreign exchange volatility in our markets as compared to the U.S. dollar and related currency devaluations in countries in which our operating companies conduct business;

•	the successful performance of the technology being deployed in our service areas, including technology deployed in connection with the introduction of digital two-way mobile data or Internet connectivity services in our markets;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet our service deployment and marketing plans and customer demand;

•	the success of efforts to improve and satisfactorily address any issues relating to our digital mobile network performance;

•	future legislation or regulatory actions relating to our specialized mobile radio services, other wireless communication services or telecommunications generally;

•	the ability to achieve and maintain market penetration and average subscriber revenue levels sufficient to provide financial viability to our digital mobile network business;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular services and personal communications services;

•	market acceptance of our new service offerings, including Nextel WorldwideSM and Nextel Online;

•	our ability to access sufficient debt or equity capital to meet any future operating and financial needs; and

•	other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission, including our 2001 annual report on Form 10-K and our quarterly reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

      Our revenues are denominated in foreign currencies, while a significant portion of our operations are financed through bank and vendor credit facilities, which are denominated in U.S. dollars. As a result, fluctuations in exchange rates relative to the U.S. dollar expose us to foreign currency exchange risks. See “Effect of Inflation and Foreign Currency Exchange” for additional information.

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

      In December 2001, we failed to make a scheduled principal payment under our Argentina credit facilities. We also failed to make a scheduled interest payment in February 2002 under our 12.75% senior serial redeemable notes due 2010. In March 2002, we failed to make a scheduled interest payment under our international Motorola incremental equipment financing facility, as well as a second scheduled principal payment and an interest payment on our Argentine credit facilities. As a result of our Chapter 11 filing, we classified all of our senior redeemable notes in liabilities subject to compromise in our condensed consolidated balance sheets. We classified our international Motorola incremental equipment financing facility in current portion of long-term debt since we repaid the entire outstanding balance of the facility on November 12, 2002. We classified our international Motorola equipment financing facility and our Brazil Motorola equipment financing facility in long-term debt due to related party as a result of the reinstatement of these facilities on November 12, 2002. We classified our Argentine credit facilities in current portion of long-term debt as these facilities are in default but are not obligations of or guaranteed by NII Holdings, Inc. or NII Holdings (Delaware), Inc. Descriptions of these events and our senior notes and bank and vendor credit facilities are contained in note 3 to the audited consolidated financial statements included in our 2001 annual report on Form 10-K and in notes 1 and 3 to our condensed consolidated financial statements presented in Item 1 of this quarterly report.

      The table below presents principal cash flows and related interest rates by year of maturity for our fixed and variable rate debt obligations as of September 30, 2002. For our senior notes, we determined fair values based on the fair value of the shares of our new common stock that we exchanged for the notes in connection with the completion of our reorganization on November 12, 2002. For our bank credit facilities, we determined fair value based on the settlement of the facility on November 12, 2002 for $5.0 million and 400,000 shares of our new common stock. For our vendor credit and handset financing facilities, we determined fair value based on the respective carrying values of the facilities as interest rates are reset periodically. The change in the fair values of our debt since December 31, 2001 reflects changes in applicable market conditions.

	Year of Maturity						September 30, 2002

	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value

	(U.S. dollars in thousands)
Long-Term Debt:
Fixed Rate	$2,331,463	—	—	—	—	—	$2,331,463	$9,800
Average Interest Rate	12.7%	—	—	—	—	—	12.7%
Variable Rate	$186,281	$32,021	$56,250	$56,250	$81,250	$131,250	$543,302	$448,534
Average Interest Rate	8.7%	11.9%	7.0%	7.0%	6.9%	6.8%	7.8%

      The table below presents principal cash flows and related interest rates by year of maturity for our fixed and variable rate debt obligations that exist subsequent to the completion of our reorganization on November 12, 2002.

	Year of Maturity						September 30, 2002

	2002	2003	2004	2005	2006	Thereafter	Total

	(U.S. dollars in thousands)
Long-Term Debt:
Fixed Rate	—	—	—	—	—	$180,821	$180,821
Average Interest Rate	—	—	—	—	—	13.0%	13.0%
Variable Rate	$28,862	$32,021	$56,250	$56,250	$82,048	$133,645	$389,076
Average Interest Rate	11.2%	11.9%	7.0%	7.0%	6.9%	6.8%	7.6%

Item 4.     Controls and Procedures.

      Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

      In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

      On December 31, 2001, the Mexican Congress created a new tax on the revenues of telecommunications companies. Nextel Mexico, along with several other telecommunications companies in Mexico, is currently disputing this tax. The guidance received from legal experts in Mexico related to the expected outcome of this dispute has been inconclusive to date. In order to minimize potential penalties and interest upon resolution of this dispute, Nextel Mexico has chosen to remit to the tax authorities the new tax on some components of revenue for which we anticipate an unfavorable resolution, and withhold payment on other components for which we hope a favorable resolution will be obtained. Through September 30, 2002, Nextel Mexico has incurred liabilities totaling $27.2 million in connection with this new tax, and has remitted $15.6 million to the tax authorities. The remaining liability of $11.6 million is included in accrued liabilities in our consolidated balance sheet at September 30, 2002. Until the courts reach a final resolution regarding these disputes, our liabilities will continue to increase by the amount withheld from remittance to the tax authorities.

      We and/or our operating companies are parties to other legal proceedings that are described in our 2001 annual report on Form 10-K. During the three months ended September 30, 2002, there were no material changes in the status of or developments regarding those legal proceedings that have not been previously disclosed in our 2001 annual report on Form 10-K and our quarterly reports on Form 10-Q for the three months ended March 31, 2002 and June 30, 2002. In addition, some of our competitors are currently challenging, in administrative or judicial proceedings, the validity of some of our licenses or the scope of services we provide under those licenses, particularly in Mexico and Chile. While we believe that our licenses are valid and that our services are within the scope of our licenses, any revocation of a material number of our licenses or any significant limitation of our services would adversely affect our business.

      On May 24, 2002, NII Holdings, Inc. and NII Holdings (Delaware), Inc. filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Bankruptcy Court confirmed our plan of reorganization on October 28, 2002 and as a result we emerged from bankruptcy on November 12, 2002. As a result of the Bankruptcy Court’s order, NII Holdings and NII Holdings (Delaware), Inc. now operate as reorganized entities.

      We are participating in other litigation and responding to claims arising out of the ordinary course of business. We intend to defend ourselves vigorously in these matters. We believe that it is unlikely that the outcome of these matters will have a material adverse effect on our financial statements, although there can be no assurance in this regard.

Item 2.     Changes in Securities and Use of Proceeds

      In connection with our plan of reorganization, which became effective on November 12, 2002, we cancelled all of our previously outstanding debt and equity securities. Pursuant to the terms of the plan of reorganization, on November 12, 2002, we issued 20,000,000 shares of new common stock, par value $.001 per share and one share of preferred stock, par value $1.00 per share, which we refer to as the special director preferred stock. We amended our certificate of incorporation and our bylaws to define the rights associated with our newly-issued shares of common stock and our preferred stock. See Note 1 to the unaudited condensed consolidated financial statements for more information regarding our reorganization.

      According to our Amended Certificate, our board of directors consists of three classes, with the term of office of one class expiring each year. The three directors of the first class will hold office until the next annual meeting following November 12, 2002 or until a successor is duly elected and qualified, the three directors of the second class will hold office until the next succeeding annual meeting or until a successor is duly elected and qualified, and the three directors of the third class will hold office until the next thereafter succeeding annual meeting or until a successor is duly elected and qualified. Commencing with the next annual meeting following November 12, 2002, each class of directors whose term shall then or thereafter expire will be elected to hold office for a three-year term.

      The special director preferred stock has certain special rights and powers as set forth in our amended certificate of incorporation. Motorola Credit Corporation, the holder of our special director preferred stock, has the power and authority to nominate, elect, remove and replace a single member of the board. Additionally, the consent of at least two-thirds of our board members is required to change the size of our board or create an executive committee of the board, as long as special director preferred stock is outstanding. Additionally, for as long as Motorola Credit Corporation or its permitted transferee is entitled to designate a director, we may not amend our certificate of incorporation to change the number of directors unless there is an affirmative vote of two-thirds vote of our board and we may not amend our certificate of incorporation to adversely affect the holder of our special director preferred stock without the holder’s consent.

      Also under our plan of reorganization, we exchanged on a pro rata basis all of our outstanding senior notes and some other unsecured, non-trade debt that existed before November 12, 2002 for 3,920,000 shares of new common stock that were issued to former creditors. Additionally, we provided a rights offering that allowed the holders of then-existing senior redeemable notes, and some other creditors, the opportunity to purchase new common stock and new notes from our wholly-owned subsidiary, NII Holdings (Cayman), Ltd. As of the effective date of the reorganization, November 12, 2002, we issued 15,680,000 shares under the rights offering and $180.8 in aggregate principal amount due at maturity of the new notes for proceeds of $140.0 million. The new notes are senior secured obligations that pay an annual interest rate of 13%, though interest is not paid in cash for the first two years, and mature in 2009. NII Holdings, Inc. and some of our subsidiaries and affiliates have guaranteed the repayment obligations of NII Holdings (Cayman), Ltd. In addition, we issued 400,000 shares of new common stock to creditors as part of the consideration for the retirement of the entire outstanding balance under our Argentine credit facilities.

      The shares of new stock and new notes are exempted from registration under the Securities Act of 1933, as amended, provided by Section 1145 of the Bankruptcy Code.

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

      At the effective date of our reorganization, all of our senior redeemable notes were cancelled. Additionally, we repaid Motorola Credit Corporation the outstanding principal and accrued interest under the incremental equipment financing facility and repaid the accrued interest of both the international Motorola equipment financing facility and the Brazil Motorola equipment financing facility. Motorola Credit Corporation reinstated in full the international Motorola equipment financing facility and the Brazil Motorola equipment financing facility, subject to deferrals and principal amortization and some structural modifications.

Item 6.     Exhibits and Reports on Form 8-K.

      (a) List of Exhibits.

Exhibit
Number	Exhibit Description

2.1	Revised Third Amended Joint Plan of Reorganization of the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Form 8-A, filed on November 12, 2002, File No. 000-32421).
2.2	Revised Second Amended Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code for the Revised Third Amended Joint Plan of Reorganization (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on August 9, 2002, File No. 000-32421).
2.3	Order of the Bankruptcy Court, dated October 28, 2002, confirming the Registrant’s Revised Third Amended Joint Plan of Reorganization (incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K, filed on November 12, 2002, File No. 000-32421).
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on November 12, 2002, File No. 000-32421).
3.2	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on November 12, 2002, File No. 000-32421).
4.1	Indenture among NII Holdings (Cayman) Ltd., the Guarantors (as defined therein), and Wilmington Trust Company, as Trustee (filed herewith).
99.1	Certification of Steven M. Shindler, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Byron R. Siliezar, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	2002 Management Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, filed on November 12, 2002, File No. 333-101136).

      (b) Reports on Form 8-K.

We filed the following reports on Form 8-K with the Securities and Exchange Commission during the three months ended September 30, 2002:

(i) Current report on Form 8-K dated and filed August 9, 2002 reporting under Item 5 our filing of our Revised Third Amended Joint Plan of Reorganization and a related Revised Second Amended Disclosure Statement.

(ii) Current report on Form 8-K dated and filed August 16, 2002 reporting under Item 5 our financial results and other data for the quarter ended June 30, 2002.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NII HOLDINGS, INC.

By:	/s/ BYRON R. SILIEZAR

Date: November 14, 2002

Byron R. Siliezar Vice President and Chief Financial Officer (Principal Financial Officer)

CERTIFICATION

I, Steven M. Shindler, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of NII Holdings, Inc. (the registrant);

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ STEVEN M. SHINDLER

Date: November 14, 2002

Steven M. Shindler Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, Byron R. Siliezar, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of NII Holdings, Inc. (the registrant);

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ BYRON R. SILIEZAR

Date: November 14, 2002

Byron R. Siliezar Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

2.1	Revised Third Amended Joint Plan of Reorganization of the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Form 8-A, filed on November 12, 2002, File No. 000-32421).
2.2	Revised Second Amended Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code for the Revised Third Amended Joint Plan of Reorganization (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on August 9, 2002, File No. 000-32421.).
2.3	Order of the Bankruptcy Court, dated October 28, 2002, confirming the Registrant’s Revised Third Amended Joint Plan of Reorganization (incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K, filed on November 12, 2002, File No. 000-32421).
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on November 12, 2002, File No. 000-32421).
3.2	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on November 12, 2002, File No. 000-32421).
4.1	Indenture among NII Holdings (Cayman) Ltd., the Guarantors (as defined therein), and Wilmington Trust Company, as Trustee (filed herewith).
99.1	Certification of Steven M. Shindler, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Byron R. Siliezar, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	2002 Management Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, filed on November 12, 2002, File No. 333-101136).