Form 10-K
period 2002-12-31
NII HOLDINGS INC
filed 2003-03-27
CIK 1037016

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-32421

NII HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	91-1671412 (I.R.S. Employer Identification No.)
10700 Parkridge Boulevard, Suite 600 Reston, Virginia (Address of Principal Executive Offices)	20191 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (703) 390-5100

Securities registered pursuant to Section 12(b) of the Act:

Title of Securities	Name of Exchange on Which Registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $100,113,925 (1)

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☒    No  ☐

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on March 20, 2003

Common Stock, $0.001 par value per share	20,252,599

(1)	Represents the aggregate market value as of December 31, 2002. Our outstanding shares of common stock, class B, were not publicly traded on June 28, 2002. Our new common stock issued in connection with our Chapter 11 proceedings began trading publicly on November 20, 2002.

PART I
Item 1. Business
PART III
Item 10. Directors and Executive Officers of the Registrant
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
NII HOLDINGS, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
NII HOLDINGS, INC. AND SUBSIDIARIES INDEPENDENT AUDITORS’ REPORT
NII HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS As of December 31, 2002 (Successor Company) and December 31, 2001 (Predecessor Company) (in thousands)
NII HOLDINGS, INC. AND SUBSIDIARIES
SUCCESSOR COMPANY CONDENSED CONSOLIDATING BALANCE SHEET As of December 31, 2002 (in thousands)
SUCCESSOR CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS For the Two Months Ended December 31, 2002 (in thousands)
EXHIBIT INDEX
Spectrum Use and Build Out Agreement
Subsidiaries of NII Holdings
Consent of Deloitte & Touche LLP
Statement of CEO
Statement of CFO

NII HOLDINGS, INC.

NII HOLDINGS, INC.

PART I

Item 1. Business

A. Introduction

      Unless the context requires otherwise, “NII Holdings, Inc.,” “we,” “our,” “us” and “the Company” refer to the combined businesses of NII Holdings, Inc. and its consolidated subsidiaries. NII Holdings, Inc., formerly known as Nextel International, Inc., was incorporated in Delaware in 2000.

      Except as otherwise indicated, all dollar amounts are expressed in U.S. dollars and references to “dollars” and “$” are to U.S. dollars. All consolidated historical financial statements contained in this report are prepared in accordance with accounting principles generally accepted in the United States.

      Our principal executive office is located at 10700 Parkridge Boulevard, Suite 600, Reston, Virginia 20191. Our telephone number at that location is (703) 390-5100.

      We maintain an internet website at www.nextelinternational.com. Shareholders of the Company and the public may access our periodic and current reports (including annual, quarterly and current reports on Form 10-K, Form 10-Q and Form 8-K, respectively, and any amendments to those reports) filed with or furnished to the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the “investors & media” section of our website. The information is provided by a third party link to the SEC’s online EDGAR database, is free of charge and may be reviewed, downloaded and printed from our website at any time.

      “Nextel,” “Nextel Direct Connect,” “Nextel Online” and “Nextel Worldwide” are trademarks or service marks of Nextel Communications, Inc. “Motorola,” “iDEN,” “i2000” and “i2000plus” are trademarks or service marks of Motorola, Inc.

B. Overview

      We provide digital wireless communication services targeted at meeting the needs of business customers through four operating companies located in selected Latin American markets. Our principal operations are in major business centers and related transportation corridors of Mexico, Brazil, Peru and Argentina. We also provide analog specialized mobile radio services through two operating companies in Chile. Our markets are generally characterized by high population densities and, we believe, a concentration of the country’s business users and economic activity. In addition, vehicle traffic congestion, low landline penetration and unreliability of the land-based telecommunications infrastructure encourage the use of mobile wireless communications services in these areas.

      We use a transmission technology called integrated digital enhanced network, or iDEN, technology developed by Motorola to provide our digital mobile services on 800 MHz spectrum holdings in all of our digital markets. This technology allows us to use our spectrum more efficiently and offer multiple digital wireless services integrated on one digital handset device. We are designing our digital mobile networks to support multiple digital wireless services, including:

•	digital mobile telephone service, including advanced calling features such as speakerphone, conference calling, voice-mail, call forwarding and additional line service;

•	Nextel Direct Connect® service, which allows subscribers in the same country to contact each other instantly, on a private one-to-one call or on a group call;

•	Internet services, mobile messaging services, e-mail and advanced Java™ enabled business applications, which are marketed as “Nextel OnlineSM” services; and

•	international roaming capabilities, which are marketed as “Nextel WorldwideSM.”

      Our customers may roam throughout the iDEN 800 MHz markets we currently serve, as well as those of Nextel Communications and Nextel Partners, Inc. To further enhance our roaming services, during the second quarter of 2000, we launched Nextel Worldwide with the introduction of the i2000 digital handset. This digital dual-mode handset, manufactured by Motorola, operates on networks using either iDEN 800 MHz or Global System for Mobile Communications, or GSM, 900 MHz technologies. This service allows our customers to roam internationally when traveling between our markets and other cities or countries in which either iDEN 800 MHz or GSM 900 MHz networks are operating and which are covered by our roaming arrangements. We currently have about 125 roaming agreements with operators of iDEN 800 MHz and GSM 900 MHz networks in about 65 countries and territories. After we enter into roaming agreements, we and our roaming partners must undertake testing and implementation procedures before roaming can begin. In addition, each operator with whom we enter into a roaming agreement in any given country may have varying service coverage areas; some may operate in metropolitan areas while others may have nationwide service.

      The table below provides an overview of the mobile wireless voice communications systems operated by our operating companies in the countries indicated as of December 31, 2002. For purposes of the table, total digital handsets in service represent all digital handsets in use on the digital mobile networks of each of our operating companies. System type indicates whether the local wireless communications system is based on an analog specialized mobile radio system or a digital enhanced specialized mobile radio system.

			Total
			Population	Total Digital	Start Date of Initial
	Our Interest in Our		Covered by	Handsets in	Commercial Digital
Country	Operating Companies	System Type	Licenses	Service	Mobile Services

				(in thousands)
			(in millions)
Mexico	100.0%	analog/ digital	33	517	September 1998
Brazil	100.0%	analog/ digital	42	394	May 1998
Peru	100.0%	analog/ digital	15	130	June 1999
Argentina	100.0%	digital	19	207	June 1998
Chile	100.0%	analog	15	—	—

Total			124	1,248

      For additional information concerning our market segments, see Note 16 to our audited consolidated financial statements included at the end of this annual report on Form 10-K.

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

      As part of our Chapter 11 proceedings, we filed our original Joint Plan of Reorganization on June 14, 2002, our First Amended Joint Plan of Reorganization on June 27, 2002, our Second Amended Joint Plan of Reorganization on July 9, 2002, our Third Amended Joint Plan of Reorganization on July 26, 2002, and our Revised Third Amended Joint Plan of Reorganization on July 31, 2002, reflecting the final negotiations with our major creditor constituents. On October 28, 2002, the Bankruptcy Court confirmed our plan of reorganization and on November 12, 2002, we emerged from Chapter 11 proceedings.

      Following is a summary of the significant transactions consummated on November 12, 2002 under our confirmed plan of reorganization:

•	NII Holdings amended and restated its Bylaws and filed a Restated Certificate of Incorporation with the Secretary of State of the State of Delaware authorizing an aggregate of 100,000,000 shares of common stock, par value $0.001 per share, one share of special director preferred stock, par value $1.00 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.001 per share;

•	NII Holdings cancelled all shares of its preferred stock, common stock and other equity interests that existed prior to November 12, 2002;

•	NII Holdings exchanged, on a pro rata basis, $2.3 billion in senior redeemable notes and other unsecured, non-trade claims that existed prior to its bankruptcy filing for 3,920,000 shares of new common stock and canceled its then-existing senior redeemable notes and some other unsecured, non-trade debt that existed prior to November 12, 2002;

•	Motorola Credit Corporation reinstated and refinanced in full our $225.0 million international Motorola equipment financing facility and our $100.0 million Brazil Motorola equipment financing facility plus $3.2 million in accrued interest, subject to deferrals of principal amortization and some structural modifications;

•	NII Holdings repaid the outstanding principal balance, together with accrued interest, due under its $56.7 million international Motorola incremental equipment financing facility using restricted cash held in escrow. The principal amount repaid will be available for re-borrowing upon the terms set forth in the international Motorola equipment financing facility;

•	NII Holdings raised $140.0 million in proceeds from some of our creditors that participated in a rights offering in exchange for the issuance of 15,680,000 additional shares of NII Holdings’ new common stock and new notes with an aggregate principal amount of $180.8 million due at maturity. The rights offering provided the holders of NII Holdings’ then-existing senior redeemable notes, and some of our other creditors, the opportunity to purchase a pro rata share of NII Holdings’ new common stock, as well as new notes issued, by NII Holdings (Cayman), one of our wholly-owned subsidiaries. Through the rights offering, Nextel Communications, Inc. purchased $50.9 million of the new notes and 5,696,521 shares of the common stock issued, together with 1,422,167 shares of common stock that NII Holdings issued to Nextel Communications, Inc. in connection with the cancellation of NII Holdings’ senior redeemable notes and in satisfaction of claims by Nextel Communications, Inc. under our 1997 tax sharing agreement. Nextel Communications, Inc. owned about 35.6% of NII Holdings’ issued and outstanding shares of new common stock as of November 12, 2002. MacKay Shields owned or controlled about 21.8% of NII Holdings’ common stock as of November 12, 2002. The new notes are senior secured obligations that accrue interest at a rate of approximately 13% per annum, compounded quarterly, through October 31, 2004, which interest is added to principal, and accrues interest thereafter at a rate of approximately 13% per annum, compounded quarterly and payable in cash quarterly. The new notes mature on November 1, 2009. The repayment of the new notes is fully, unconditionally and irrevocably guaranteed by NII Holdings and certain of our subsidiaries and affiliates; and

•	NII Holdings entered into a new spectrum use and build-out agreement with Nextel Communications, Inc., with respect to certain areas on the border between the United States and Mexico. Under the agreement, we received $25.0 million of a total payment of $50.0 million, with the remaining $25.0 million placed in escrow to be distributed as costs are incurred during the completion of the network build-out.

      We also reached an agreement with the creditors to our Argentina credit facilities to repurchase the outstanding balance owed to such creditors by our Argentine operating company for $5.0 million in cash and 400,000 shares of NII Holdings’ new common stock, or 2% of all shares of new common stock outstanding on November 12, 2002.

      As a result of these transactions, as of December 31, 2002, NII Holdings had 20,000,000 shares of new common stock outstanding. In addition, on November 12, 2002, its board of directors approved the grant of options to officers, directors and employees to purchase 2,219,100 shares of NII Holdings’ new common stock under its new 2002 Management Incentive Plan.

      Sale of Nextel Philippines. In November 2002, we sold our remaining direct and indirect ownership interests in Nextel Philippines. See Note 5 to our audited consolidated financial statements included at the end of this annual report on Form 10-K for further information.

      Communication Towers Sale-Leaseback. On December 10, 2002, we announced the signing of a definitive agreement with American Tower Corporation for the sale and leaseback by certain of our subsidiaries of at least 535 communication towers in Mexico and Brazil for an aggregate purchase price of $100.0 million. Rental payments on such communication towers will be made in local currency. The transaction will close in stages subject to customary closing conditions. American Tower has also agreed to acquire, build or co-locate up to 250 additional cell sites to our incremental network build-out, of which at least 100 cell sites must be co-locations on American Tower’s existing towers. The remaining 150 cell sites, if not co-located on American Tower’s existing towers, will be part of a build-to-suit program, which is expected to be completed over the next three years.

      The first closing occurred on December 17, 2002 under which our Mexican operating company sold 140 towers for proceeds of $26.2 million. Since we present the accounts of our foreign operating companies utilizing accounts as of a date one month earlier than the accounts of our U.S. subsidiaries, the proceeds from the sale of towers are not reflected in our year-end cash balance.

      During 2003, additional tower sale-leaseback closings occurred as follows:

•	in January 2003, our Mexican operating company sold an additional 83 towers for $15.5 million in proceeds;

•	in February 2003, our Brazilian operating company sold 64 towers for $8.6 million in proceeds; and

•	in March 2003, our Mexican operating company sold an additional 33 towers for $6.2 million in proceeds.

C. Wireless Technology

      Currently, most mobile wireless communications services in our markets are either specialized mobile radio (SMR), cellular or personal communications services (PCS) systems. Our operating companies offer analog SMR or digital enhanced specialized mobile radio (ESMR) services, or a combination of both.

      Our digital mobile networks combine the advanced iDEN technology developed and designed by Motorola with a low-power, multi-site transmitter and receiver configuration that permits frequency reuse. iDEN is a hybrid technology employing a variant of the global system for mobile communications, or GSM, standard for the switching layer with a TDMA radio air interface. The design of our existing and proposed digital mobile networks currently is premised on dividing a service area into multiple sites. These sites have a typical coverage area ranging from less than one mile to thirty miles in radius, depending on the terrain and the power setting. Each site contains a low-power transmitter, receiver and control equipment referred to as the base station. The base station in each site is connected by microwave, fiber optic cable or telephone line to a computer controlled switching center. The switching center controls the automatic transfer of wireless calls from site to site as a subscriber travels, coordinates calls to and from a digital handset and connects wireless calls to the public switched telephone network. In the case of two-way radio, a piece of equipment called a dispatch application processor provides call setup, identifies the target radio and connects the subscriber initiating the call to other targeted subscribers. These two-way radio calls can be connected to one or several other subscribers and can be made without interconnecting to the public switched telephone network.

      Nortel Networks Corporation supplies the majority of the mobile telephone switches for our digital networks. As of December 31, 2002, our operating companies had 12 operational switches and about 2,180 transmitter and receiver sites constructed and in operation in our digital mobile networks.

      Currently, there are three principal digital technology formats used by providers of cellular telephone service or personal communications services:

•	time division multiple access, or TDMA, digital transmission technology;

•	code division multiple access, or CDMA, digital transmission technology; and

•	GSM digital transmission technology.

      Although TDMA, CDMA and GSM are digital transmission technologies that share basic characteristics and areas of contrast to analog transmission technology, they are not compatible or interchangeable with each other. Although Motorola’s proprietary iDEN technology is a hybrid of the TDMA technology format, it differs in a number of significant respects from the versions of this technology used by cellular and personal communications services providers.

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

D. Network Implementation, Design and Construction

      After obtaining necessary regulatory authorizations to develop and deploy our networks, we undertake a careful frequency planning and system design process. Our sites have been selected on the basis of their proximity to targeted customers, the ability to acquire and build the sites and frequency propagation characteristics. Site procurement efforts include obtaining leases and permits and, in many cases, zoning approvals. Once the requisite governmental approvals are obtained, the preparation of each site, including grounding, ventilation, air conditioning and construction, typically takes three months. We must also obtain all equipment necessary for the site. Equipment installation, testing and optimization generally takes at least an additional four weeks. Any scheduled build-out or expansion may be delayed due to typical construction and other delays as well as the need to obtain additional financing.

E. Marketing

      Our operating companies market their wireless communications services primarily to business customers and mobile work forces, such as service companies, security firms, contractors and delivery services. Companies with mobile work forces often need to provide their personnel with the ability to communicate directly with one another. To meet the needs of these customers, we offer a package of services and features that combines multiple communications services in one digital handset. This package includes Nextel Direct Connect, which allows users to contact co-workers instantly, on a private one-to-one call or on a one-to-many group call. For a more detailed description of the marketing focus of each managed operating company, see the “Marketing” discussion for each of those operating companies under “— I. Operating Companies.”

F. Competition

      In Latin America, there are principally five other multinational providers of mobile wireless voice communications with whom we compete: America Movil, Telefonica Moviles, Telecom Italia Mobile, Bell South and Verizon. We also compete with regional providers of mobile wireless voice communications, such as Telesp Celular and Unefon. In each of the markets where our operating companies operate, we compete with other communications services providers, based primarily on our differentiated wireless service offerings and products, principally our Direct Connect service. Our competitors include landline telephone companies and other wireless communications companies. Many of our competitors are well-established companies with substantially greater financial and marketing resources, larger customer bases, better name recognition, bundled service offerings, larger spectrum positions and larger coverage areas than we have. Due to their larger customer bases, many of our competitors are able to spread their fixed operating expenses over a larger subscriber base.

      In addition, many existing telecommunications enterprises in the markets in which our operating companies conduct business have successfully attracted significant investments from multinational communications companies. Because of their financial resources, these competitors may be able to reduce prices to gain market share. We expect that the prices we charge for our products and services will decline over the next few years as competition intensifies in our markets. Recently, several of our competitors have introduced aggressive pricing promotions and shared minutes between groups of callers. In the event customers regard these services as equivalent to our Nextel Direct Connect service, our competitive advantage could be impaired.

      The Latin American wireless market is predominantly a pre-paid market, which means that customers pay in advance for a pre-determined number of minutes of use. However, our strategy focuses on the contract, or post-paid market, which generally offers a higher average monthly revenue per subscriber unit (“ARPU”) and operating cash flow per subscriber. While we believe that the post-paid market continues to be growing, the market could become saturated as competition increases.

      We use specialized mobile radio technology, which subjects us to uncertainty in some jurisdictions where our operating companies may not be considered operators of public communications networks. Differences in the regulatory framework applicable to companies who are and are not deemed to be operators of public communications networks may place us at a competitive disadvantage with respect to requirements under our licenses and our ability to interconnect with public switched telephone networks, provide services to all segments of the population and provide services under particular programs, such as calling party pays programs. Furthermore, the wireless telecommunications industry is experiencing significant technological change. If we do not keep pace with rapid technological changes, we may not be able to attract and retain customers. Future technological advancements may enable other wireless technologies to equal or exceed our current level of service and render iDEN technology obsolete. If Motorola is unable to upgrade or improve iDEN technology or develop other technology to meet future advances in competing technologies on a timely basis, or at an acceptable cost, we will be less able to compete effectively and could lose customers to our competitors.

      The iDEN technology we deploy is not compatible with other wireless technologies such as digital cellular or personal communications services or with other iDEN networks not operating in the 800 MHz spectrum. Therefore, our customers will not be able to roam on non-GSM 900 MHz or non-iDEN 800 MHz cellular or personal communications services systems or any system for which we do not have a roaming agreement. Further, they will not be able to roam on GSM 900 MHz systems unless they elect to purchase dual-band handsets that are compatible both with iDEN 800 MHz and GSM 900 MHz. At present, the i2000™ and i2000plus™ digital handsets developed by Motorola, which enable our customers to roam on other providers’ GSM 900 MHz cellular systems, are the only dual-band handsets that we expect will be available to our customers in the foreseeable future. Consequently, our customers will only be able to roam on specified systems, which may place us at a disadvantage relative to our competitors who do not have similar technological constraints or who have more roaming arrangements in place.

      We expect further competition as a result of the consolidation of the wireless communications industry and the development of new technologies, products and services. The wireless communications industry has been experiencing significant consolidation over the past few years. Consolidation has and may continue to create additional large, well-capitalized competitors with substantial financial, technical, marketing and other resources. Some of our competitors are also creating joint ventures that will fund and construct a shared infrastructure that both carriers will use to provide advanced services. By using joint ventures, these competitors may lower their cost of providing advanced services to their customers. We also expect our digital mobile network business to face competition from other technologies and services developed and introduced in the future.

      For a more detailed description of the competitive factors affecting each operating company, see the “Competition” discussion for each of those operating companies under “— I. Operating Companies.”

G. Regulation

      The licensing, construction, ownership and operation of wireless communications systems are regulated by governmental entities in the markets in which our operating companies conduct business. The grant, maintenance, and renewal of applicable licenses and radio frequency allocations are also subject to regulation. In addition, these matters and other aspects of wireless communications system operations, including rates charged to customers and the resale of wireless communications services, may be subject to public utility regulation in the jurisdiction in which service is provided. Further, statutes and regulations in some of the markets in which our operating companies conduct business impose limitations on the ownership of telecommunications companies by foreign entities. Changes in the current regulatory environments, the interpretation or application of current regulations or future judicial intervention in those countries could impact our business. These changes may affect interconnection arrangements, requirements for increased capital investments, prices our operating companies are able to charge for their services or foreign ownership limitations, among other things. For a more detailed description of the regulatory environment in each of the countries in which our managed operating companies conduct business, see the “Regulatory and Legal Overview” discussion for each of those operating companies under “— I. Operating Companies.”

H. Foreign Currency Controls and Dividends

      In some of the countries in which we operate, the purchase and sale of foreign currency is subject to governmental control. Additionally, local law in some of these countries may limit the ability of our operating companies to declare and pay dividends. Local law may also impose a withholding tax in connection with the payment of dividends. For a more detailed description of the foreign currency controls and dividend limitations and taxes in each of the countries in which our managed operating companies conduct business, see the “Foreign Currency Controls and Dividends” discussion for each of those operating companies under “— I. Operating Companies.”

I. Operating Companies

     1. Mexico

      Operating Company Overview. We refer to the wholly owned Mexican operating company of NII Holdings, Comunicaciones Nextel de Mexico, S.A. de C.V., as Nextel Mexico. Several wholly owned subsidiaries of Nextel Mexico provide analog and digital mobile services under the tradename “Nextel” in the following major business centers with populations in excess of 1 million and along related transportation corridors, as well as in a number of smaller markets:

Digital	Analog

Mexico City Guadalajara Puebla León Monterrey Toluca	Tijuana

We are currently offering digital services in a number of smaller markets, including Querétaro, Celaya, Irapuato, Salamanca, Guanajuato, Nuevo Laredo, Cuernavaca, La Piedad, Tlaxcala, San Juan del Río, Lagos de Moreno, Cuautla, Chilpancingo, Acapulco, Córdoba, Orizaba and Veracruz. Nextel Mexico continues to offer analog services in several other markets.

      Nextel Mexico has licenses in markets covering more than 33 million people. As of December 31, 2002, Nextel Mexico provided service to about 517,400 digital handsets.

      Nextel Mexico is headquartered in Mexico City and has regional offices in Guadalajara, Monterrey, Tijuana, Toluca, Puebla, Querétaro, León, Nuevo Laredo, Cuernavaca, Acapulco, Irapuato and Celaya. As of December 31, 2002, Nextel Mexico had about 1,345 employees.

      Marketing. Nextel Mexico offers its digital and analog services primarily to business customers, offering a broad range of services and pricing plans designed to meet their specific needs.

      Nextel Mexico offers integrated services, including interconnect services, digital two-way radio and paging, internet and value added services in its digital markets and analog two-way radio in its analog markets.

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

      Nextel Mexico spectrum acquisitions. Nextel Mexico, through its affiliate Inversiones Nextel de Mexico, S.A. de C.V., entered into agreements with license holders to purchase additional spectrum in different parts of Mexico. These agreements were executed as follows: (i) in January 2001, Nextel Mexico, through its affiliate Inversiones Nextel de Mexico, completed the purchase of a license, also known as a concession under Mexican law, of Radiocom del Pacífico, S.A. de C.V.; (ii) in January 2001, Nextel Mexico, through its affiliate Inversiones Nextel de Mexico, completed the purchase of a concession of Telecomunicaciones Móviles de Mexico, S.A. de C.V.; (iii) in August 2001, Nextel Mexico, through its affiliate Inversiones Nextel de Mexico, completed the purchase of a concession of FM 500, S.A. de C.V.; (iv) in November 2001, Nextel Mexico, through its affiliate Inversiones Nextel de Mexico, completed the purchase of a concession of Internacional Lamothe, S.A. de C.V.; (v) in August 2002, Nextel Mexico, through its affiliate Inversiones Nextel de Mexico, completed the purchase of a concession of Servicios Troncalizados de Occidente, S.A. de C.V.; and (vi) in October 2002 Nextel Mexico, through its affiliate Inversiones Nextel de Mexico, completed the purchase of a concession of Deltacom, S.A. de C.V.

      Nextel Mexico potential spectrum acquisitions. On February 26, 2002, Nextel Mexico, through its affiliate Inversiones Nextel de Mexico, entered into a license purchase agreement with a license holder for the purchase of 20 channels covering about 27 cities and towns. On June 19, 2002, Nextel Mexico, through its affiliate Inversiones Nextel de Mexico, entered into a license purchase agreement for the purchase of 5 channels in the city of Monterrey. On December 6, 2002, Nextel Mexico, through its affiliate Inversiones Nextel de Mexico, entered into an agreement to acquire a provider of trunking services in Mexico that will include 6 licenses for a total of 944 channels unevenly divided on a coverage of about 63 cities and towns. These three agreements are subject to pre-closing conditions, including receipt of required regulatory approvals.

      Competition. Nextel Mexico’s digital mobile networks compete with cellular and personal communications services system operators (PCS) in its market areas.

      The Mexican cellular market is divided into nine regions. The Secretary of Communications and Transportation of Mexico has divided the cellular telephone system in each region into the Cellular A-Band and the Cellular B-Band. In each region, Radiomovil Dipsa, S.A. de C.V., known as Telcel, and a subsidiary of America Movil, S.A. de C.V., in turn a subsidiary of Carso Global Telecom, S.A. de C.V., the holding company controlling Teléfonos de Mexico, S.A. de C.V., known as Telmex, holds the Cellular B-Band concession. Its cellular competitor in each region holds the Cellular A-Band concession. Iusacell, S.A. de C.V., a joint venture controlled by Verizon Communications, holds the right to provide cellular service in the greater Mexico City area, as well as in the regions covering most of the central and southern areas of Mexico. In the northern region of Mexico, cellular service is provided by Movitel del Noroeste, S.A. de C.V., Celular de Telefonía, S.A. de C.V., Telefonía Celular del Norte, S.A. de C.V. and Baja Celular Mexicana, S.A. de C.V., currently owned by Telefonica de España. Telefonica de España has acquired a controlling interest in the Mexican cellular operator Pegaso PCS, S.A. de C.V. making it the second largest wireless operator in the country.

      Cellular service in the southeast region of Mexico is provided by Iusacell, S.A. de C.V. In October 1999, Sistemas Profesionales de Comunicaciones, S.A. de C.V., referred to as Unefon, obtained a nationwide concession in the 1.9 GHz band. This concession allows Unefon to provide personal communications services and wireless local loop commercial services. Currently Unefon is providing services in Acapulco, Toluca, León, Mexico City, Monterrey, Saltillo, San Luis Potosí, Torreón and Guadalajara, among other cities.

      As of December 31, 2002, Nextel Mexico provided service to about 2% of the total digital handsets in service in Mexico.

      We believe that the most important factors upon which Nextel Mexico competes are brand recognition, and its differentiated services, primarily our Direct Connect® service, which is available throughout all areas where Nextel Mexico provides service. While its competition generally targets the prepaid market, Nextel Mexico primarily targets businesses with mobile workforces.

      Regulatory and Legal Overview. The Secretary of Communications and Transportation of Mexico, known as the SCT, regulates the telecommunications industry in Mexico. The Mexican Telecommunications Commission, known as COFETEL, oversees specific aspects of the telecommunications industry on behalf of the SCT.

      The Mexican Federal Telecommunications Law requires that all telecommunications concessions, except those for cellular telephony, must be owned by Mexican individuals or entities that do not have more than 49% of their voting equity interest owned by foreign entities. Although the foreign ownership limitation existed before the enactment of the Mexican Federal Telecommunications Law for specific types of telecommunications licenses, the Mexican Foreign Investment Law effective as of December 28, 1993, deleted the reference to this rule. It also allowed up to a 100% foreign ownership participation in entities involved in SMR services. Due to this change, the foreign participation in Nextel Mexico and its subsidiaries was increased to become a majority foreign-owned corporation. However, the Mexican Federal Telecommunications Law enacted on June 8, 1995, reinstituted the former 49% foreign ownership limitation. This did not affect Nextel Mexico and its subsidiaries because they became majority foreign owned companies during the time that this level of ownership was legally permitted. For this reason, in

May 1996, Nextel Mexico and its subsidiaries applied for and obtained a modification of their then-owned licenses. These modifications deleted, among other things, all conditions that related to the 49% foreign ownership limitation. As a result, all of the licenses in which Nextel Mexico had an interest as of January 1, 2000, except for one license covering 10 channels along a major highway from Mexico City to Guadalajara, are not subject to the foreign ownership limitation. To comply with the 49% foreign ownership limitation, all of the licenses acquired by Nextel Mexico after January 1, 2000, are held through a neutral stock corporation, Inversiones Nextel de Mexico, in which Nextel Mexico has about 99% of the economic interest but only 49% of the voting interest. All of the interests in Inversiones Nextel de Mexico, however, are subject to a voting trust agreement between Nextel Mexico and the other shareholders, as well as a shareholders’ agreement under which Nextel Mexico has limited corporate governance rights. The terms of these agreements are described below under “— Corporate Governance.”

      The Mexican Federal Telecommunications Law provides all wireless communications services providers with the right to interconnect to the public switched telephone network operated by Telmex. Some of these telecommunications companies have had difficulty obtaining interconnect services from Telmex, despite having interconnection agreements with Telmex. Because Nextel Mexico operates under Specialized Mobile Radio licenses, it is not deemed to be a local telecommunications services provider in Mexico. As a result, it is unclear whether Nextel Mexico is entitled to interconnection. For assurance, Nextel Mexico entered into a 2-year commercial agreement with Telmex providing for interconnection between its networks and the public switched telephone network, effective from August 6, 2001. Similarly we have executed commercial agreements with other local, point to point links and long distance carriers such as Avantel, Axtel and Alestra.

      As of December 31, 2002, Nextel Mexico’s license holding subsidiaries had filed before the SCT-COFETEL requests for renewal of 15 licenses. There is no guarantee that such applications for renewal will be granted.

      In addition, Nextel Mexico was notified in April, May and December 2001 and October 2002 that Pegaso had also filed before Mexican courts four different claims seeking to obtain injunctions against Mexico’s federal competition commission, known as COFECO. These claims allege that COFECO had granted on four different occasions authorizations with respect to specified spectrum acquisitions by Nextel Mexico, violating this competitor’s constitutional right to be heard. In two of those cases the court definitively ruled against Pegaso. However, Nextel Mexico cannot be sure of the outcome of the remaining claims or their current impact on its operations.

      Foreign Currency Controls and Dividends. Because there are no foreign currency controls in place, Mexican currency is convertible into foreign currency without restrictions. Mexican companies may distribute dividends and profits outside of Mexico if the Mexican company meets specified distribution and legal reserve requirements. A Mexican company must distribute 10% of its pretax profits to employees and allocate 5% of net profits to the legal reserve until 20% of the stated capital is set aside. Under Mexican corporate law, approval of a majority of stockholders of a corporation is required to pay dividends. Dividends paid by Nextel Mexico to U.S. stockholders are not currently subject to a withholding tax. Interest payments to U.S. residents are subject to a 15% withholding tax; interest payments to a U.S. financial institution registered with the Mexican tax authorities are subject to a 5% withholding tax; and interest payments to a U.S. fixed asset or machinery supplier registered with the Mexican tax authorities are subject to a 10% withholding tax.

      Corporate Governance. To comply with the restrictions on foreign ownership interests under Mexican law, Inversiones Nextel de Mexico holds the licenses and telecommunications assets acquired since 2000. Inversiones Nextel de Mexico is authorized to issue two classes of stock: (i) common voting stock, no more than 49% of which can be held directly or indirectly by foreign investors, and (ii) “neutral” or preferred stock, which has only limited voting rights, but with respect to which foreign ownership is not limited. Nextel Mexico owns 49% of the common stock and all of the neutral stock of Inversiones Nextel de Mexico, giving Nextel Mexico about 99% of the economic interest but only 49% of the voting interest in Inversiones Nextel de Mexico. The remaining 51% of the voting interest and 1% of the economic interest are owned by three Mexican nationals.

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

      Telecom Tax. On December 31, 2001, the Mexican Congress created a new tax on the revenues of telecommunications companies. Our Mexican operating company, along with several other telecommunications companies in Mexico, is currently disputing this tax. The guidance received from legal counsel in Mexico related to the expected outcome of this dispute had been inconclusive. In order to minimize potential penalties and interest upon resolution of this dispute, our Mexican operating company chose to remit to the tax authorities the new tax on some components of revenue for which it anticipated an unfavorable resolution, and withhold payment on other components believed to have a greater likelihood of a favorable resolution. In November 2002, the Mexican tax authority confirmed that our Mexican operating company’s interconnection services were exempt from payment under the telecommunications tax. The tax authority also stated that, in its opinion, dispatch, paging and value added services were taxable services and had no applicable exceptions. As a result of this decision, during the fourth quarter of 2002, our Mexican operating company recognized $14.3 million in revenue, which represents the balance that it had previously accrued as a tax contingency for interconnect services from January 2002 through November 2002. In addition, our Mexican operating company is no longer accruing taxes specifically related to interconnection services. However, because the Mexican tax authority did not exempt other telecommunications services, our Mexican operating company is continuing to accrue and pay taxes related to these services while it disputes this tax in court. The final outcome and related timing of the resolution of this dispute is uncertain.

     2. Brazil

      Operating Company Overview. We refer to the wholly owned Brazilian operating company of NII Holdings, Nextel Telecomunicações Ltda., as Nextel Brazil. Nextel Brazil provides analog and digital mobile services under the tradename “Nextel” in the following major business centers with populations in excess of 1 million and along related transportation corridors, as well as in a number of smaller markets:

Digital	Analog

Rio de Janeiro Sao Paulo Curitiba Brasília Belo Horizonte	Salvador Fortaleza	Recife Porto Alegre

      Nextel Brazil has licenses in markets covering about 42 million people. As of December 31, 2002, Nextel Brazil provided service to about 394,000 digital handsets.

      Nextel Brazil’s operations are headquartered in São Paulo, with branch offices in Rio de Janeiro and other cities. As of December 31, 2002, Nextel Brazil had about 960 employees.

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

      Competition. Nextel Brazil competes with other analog SMR and cellular service providers in Brazil. Nextel Brazil competes with the following cellular and wireless operators nationally and in various states: Telesp Celular S.A, BCP S.A., TESS S.A., ATL Algar Telecom Leste S.A., Telefonica Celular, Telemig Celular S.A., Maxitel S.A., Global Telecom S.A., TIM Sul, Tele Centro Oeste Celular Participações S.A., Americel S.A., Portale Rio Norte S.A., TIM Celular Centro Sul S.A., Portale São Paulo S.A. and TNL PCS S.A.

      As of December 31, 2002, Nextel Brazil provided service to about 1% of the total digital handsets in service in Brazil.

      We believe that the most important factors upon which Nextel Brazil competes are brand recognition, and its differentiated services, primarily our Direct Connect® service, which is available throughout all areas where Nextel Brazil provides service. While its competition generally targets the prepaid market, Nextel Brazil primarily targets businesses with mobile workforces and governmental agencies.

      Regulatory and Legal Overview. On April 27, 2000, Brazil’s telecommunications regulatory agency, Agência Nacional de Telecomunicações, known as Anatel, approved new rules relating to specialized mobile radio services in Brazil. These regulations were supplemented on September 26, 2001 with regulations relating to new areas of authorization and on October 17, 2001, with new regulations relating to a calling party pays program. As a result, Brazil has begun to open its markets to wider competition in the mobile wireless communications segment where we operate. The former regulations imposed various restrictions that significantly limited the ability of Nextel Brazil to provide digital mobile services to all potential customer groups. The former regulations also limited Nextel Brazil’s ability to be fully responsive to customers’ demands and needs for mobile wireless communications services. The new regulations, as supplemented, are expected to have a significant positive impact on our ability to operate in Brazil, principally by:

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

      The regulations now permit affiliated companies to hold more than one license in the same service area. Additionally, specialized mobile radio licensees and their affiliates are still limited to a maximum holding of 10 MHz of spectrum in the same service area, unless the licensee can prove that it needs additional spectrum. Moreover, the regulations approved by Anatel on September 26, 2001 provide specifically for specialized mobile radio companies to request extension of their current coverage areas. Under the new regulations, Anatel may also lift the spectrum restriction from 10 MHz up to 15 MHz in localities where the need for more spectrum is duly justified. In the case of São Paulo and Rio de Janeiro, major cities in Brazil, Anatel has already acknowledged in writing that Nextel Brazil may increase its spectrum up to 15 MHz.

      Although we believe that the regulations give us significantly greater flexibility to provide digital mobile services, we are still required to provide two-way radio as a basic service before we can provide any other service. For example, we cannot offer interconnection to the public telephone system without providing two-way radio. In addition, we are required to provide services to similarly situated customers on a similar basis.

      The regulations published on October 17, 2001 also allow for implementation of a calling party pays program. In these regulations, Anatel clarified, among other things, how specialized mobile radio companies, like Nextel Brazil, would be paid by other companies if they wished to interconnect with Nextel Brazil’s network. These rules also allowed Nextel Brazil to amend its interconnection agreements to reflect this additional payment. We have negotiated agreements with all significant fixed line and wireless operators in Brazil to reflect this additional payment. These agreements are subject to annual renewals.

      No material changes were introduced under the regulations in regard to the grant of new licenses. Any company interested in obtaining new specialized mobile radio licenses from Anatel must apply and present documentation demonstrating the technical, legal and financial qualifications. Anatel may communicate its intention to grant new licenses, as well as the terms and conditions applicable, such as the relevant price. If it intends to grant a license, Anatel is required to publish an announcement in the official gazette. Any company willing to respond to Anatel’s invitation, or willing to render the applicable service in a given area claimed by another interested party, may have the opportunity to obtain a license. Whenever the number of claimants is larger than the available spectrum, Anatel is required to conduct competitive bidding to determine which interested party will be granted the available licenses.

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

      The rules require that Nextel Brazil’s services comply with the terms and minimum coverage and signal requirements detailed in the regulations. Failure to meet Anatel’s requirements may lead to repossession of the channels by Anatel and forfeiture of Nextel Brazil’s license. We believe that Nextel Brazil is currently in compliance with the operational requirements of its licenses in all material respects.

      Foreign Currency Controls and Dividends. The purchase and sale of foreign currency in Brazil is subject to governmental control. There are two foreign exchange markets in Brazil that are subject to Central Bank of Brazil regulations. The first is the commercial/ financial floating exchange rate market. This market is reserved generally for trade-related transactions such as import and export, registered foreign currency investments in Brazil, and other specific transactions involving remittances abroad. The second foreign exchange market is the tourism floating exchange rate market. The commercial/ financial exchange rate market is restricted to transactions that require prior approval of the Brazilian monetary authorities. Both markets operate at floating rates freely negotiated between the parties. The purchase of currency for repatriation of capital invested in Brazil and for payment of dividends to foreign stockholders of Brazilian companies is made in the commercial/ financial floating exchange rate market. Purchases for these purposes may only be made if the original investment of foreign capital and capital increases were registered with the Central Bank of Brazil. There are no significant restrictions on the repatriation of registered share capital and remittance of dividends.

      Nextel S.A., the Brazilian subsidiary through which any dividend is expected to flow, has applied to the Central Bank of Brazil for registration of its investments in foreign currency. Nextel S.A. intends to structure future capital contributions to Brazilian subsidiaries to maximize the amount of share capital and dividends that can be repatriated through the commercial/ financial exchange rate market. However,

Nextel S.A. may not be able to repatriate through the commercial/ financial exchange rate market share capital and dividends on foreign investments that have not been registered.

      Brazilian law provides that the Brazilian government may, for a limited period of time, impose restrictions on the remittance by Brazilian companies to foreign investors of the proceeds of investments in Brazil. These restrictions may be imposed whenever there is a material imbalance or a serious risk of a material imbalance in Brazil’s balance of payments. The Brazilian government may also impose restrictions on the conversion of Brazilian currency into foreign currency. These restrictions may hinder or prevent us from purchasing equipment required to be paid for in any currency other than Brazilian reais. Under current Brazilian law, a company may pay dividends from current or accumulated earnings. Dividend payments from current earnings are not subject to withholding tax. Interest payments of foreign loans are generally subject to a 15% withholding tax and a 0.38% financial transactions tax.

     3. Peru

      Operating Company Overview. We refer to the wholly owned Peruvian operating company of NII Holdings, Nextel del Perú, S.A., as Nextel Peru. Nextel Peru provides analog and digital mobile services under the tradename “Nextel” in the following major business centers with a population in excess of 1 million and along related transportation corridors:

Digital

____________________________

Department of Lima

Department of Ancash
Department of La Libertad

      Nextel Peru operates some parallel analog and digital mobile networks in the metropolitan areas of Lima and Arequipa. Nextel Peru launched digital mobile service in the greater Lima area in June 1999, and extended this service to the entire Department of Lima by March 2000 and to the Departments of Ica, Ancash and La Libertad by July 2001. Beginning in September 2000, Nextel Peru offers analog services in the major business centers of Arequipa and Lima. In addition, in January 2003, Nextel Peru launched service in Chiclayo.

      Nextel Peru has licenses in markets covering about 15 million people. As of December 31, 2002, Nextel Peru provided service to about 129,800 digital handsets.

      Nextel Peru is headquartered in Lima. As of December 31, 2002, Nextel Peru had about 440 employees.

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

      Competition. Nextel Peru competes with all other providers of mobile services in Peru, including cellular operators BellSouth Perú S.A., a BellSouth subsidiary, and Telefónica Móviles S.A.C., a subsidiary of Spain’s Telefónica, and personal communications services provider TIM Peru S.A.C., a subsidiary of Italy’s Telecom Italia Mobile. Telefónica Móviles S.A.C. provides nationwide coverage and operates under the brand name “MoviStar.” BellSouth Perú S.A. offers cellular service in the greater Lima area and 13 other major cities and has nationwide roaming agreements with Telefónica Móviles S.A.C. TIM Perú S.A.C. also has coverage in the greater Lima area and 10 other major cities nationwide.

      As of December 31, 2002, Nextel Peru provided service to about 5% of the total digital handsets in service in Peru.

      We believe that the most important factors upon which Nextel Peru competes are brand recognition, and its differentiated services, primarily our Direct Connect® service, which is available throughout all areas where Nextel Peru provides service. While its competition generally targets the prepaid market, Nextel Peru primarily targets mobile workforces, including large and mid-size corporations and their respective business networks.

      Regulatory and Legal Overview. The Organismo Supervisor de Inversión Privada en Telecomunicaciones of Perú, as OSIPTEL, and the Ministry of Transportation and, Communications of Peru, referred to as the Peruvian Ministry of Communications, regulate the telecommunications industry in Peru. OSIPTEL oversees private investments and competition in the telecommunications industry. The Peruvian Ministry of Communications grants telecommunications licenses and issues regulations governing the telecommunications industry. In 1991, the Peruvian government began to deregulate the telecommunications industry to promote free and open competition. The Telecommunications Law of Peru, the general regulations under that law and the regulations issued by OSIPTEL govern the operation of SMR services in Peru, which is considered a public mobile service, in the same category as cellular and PCS operators.

      In Peru, SMR service providers are granted 20-year licenses, which may be extended for an additional 20-year term, subject to compliance with the terms of the license. Licenses may be revoked before their expiration for violations of applicable regulatory rules. Licensees must also comply with a five-year minimum expansion plan that establishes the minimum loading requirements for the licensees, as well as spectrum targets under the licenses. Nextel Peru has met its loading requirements and has reached its spectrum targets.

      Under the general regulations of Peru’s telecommunications law, all public telecommunications service providers have the right to interconnect to the networks of other providers of public telecommunications services. Furthermore, interconnection with these networks must be on an equal and nondiscriminatory basis. The terms and conditions of interconnection agreements must be negotiated in good faith between the parties in accordance with the interconnect regulations and procedures issued by OSIPTEL. In February 1999, Nextel Peru executed an interconnection agreement with Telefónica del Perú S.A.A., which was approved by OSIPTEL and became effective in June 1999, to interconnect with Telefónica del Perú S.A.A.’s public switched telephone network, as well as to its cellular and long distance networks. In August 1999, Nextel Peru executed an agreement to interconnect to the cellular network of BellSouth Perú S.A., which was approved by OSIPTEL and became effective in September 1999. Beginning in April 2000, the interconnection agreement between Telefónica del Perú S.A.A. and Nextel Peru was amended to offer a calling party pays program to fixed line users of Telefónica del Perú S.A.A. Nextel Peru is presently interconnected with all major telecommunications operators in Peru, including a calling party pays program with AT&T Perú S.A.’s fixed telephony service and TIM Perú S.A.C.’s personal communications service. Peru imposes no limitation on foreign ownership of SMR or paging licenses or licensees.

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

     4. Argentina

      Operating Company Overview. We refer to the wholly owned Argentine operating company of NII Holdings, Nextel Communications Argentina S.A. (formerly, Nextel Argentina S.R.L.), as Nextel Argentina. Nextel Argentina provides digital mobile services under the tradename “Nextel” in the following major business centers with populations in excess of 1 million and along related transportation corridors, as well as in a number of smaller markets:

Digital

______________

Buenos Aires

Cordoba
Rosario
Mendoza

      Nextel Argentina has licenses in markets covering about 19 million people. As of December 31, 2002, Nextel Argentina provided service to about 207,200 digital handsets.

      Nextel Argentina is headquartered in Buenos Aires and has regional offices in Mar del Plata, Rosario, Mendoza and Cordoba, and seven branches in Buenos Aires. As of December 31, 2002, Nextel Argentina had about 625 employees.

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

      Competition. Nextel Argentina’s major competitors among the other SMR providers, as measured by the number of subscribers, are Movilink, which is owned by CRM S.A., a joint venture that includes BellSouth Corporation and Motorola, and Unifon Team, which is owned by Telefónica de Argentina S.A. Movicom/ Movilink holds channels in Buenos Aires and in each of Argentina’s three other major cities. In addition to operating various analog networks, Movilink also operates an iDEN based digital mobile system in Buenos Aires, Cordoba, Mendoza and Rosario. Unifon Team operates analog networks in Buenos Aires and other major cities.

      There are four cellular service providers in Argentina with which Nextel Argentina also competes: Movicom, Unifon, Compañía de Teléfonos del Interior S.A., which, as of December 31, 2002, was owned by Verizon Communications Inc., and Telecom Personal S.A., which is owned by Telecom Argentina STET-France Telecom S.A. All of these companies or their subsidiaries also hold personal communications services licenses that were auctioned in 1999. The cellular and personal communication services licenses each cover only a specific geographic area, but together the licenses provide each company with national coverage. In addition, these competitors operate in our primary markets in Argentina. The grant of personal communication services licenses did not result in the entry of new competitors to the market because the licenses were awarded only to the existing providers of cellular telephone services. The licenses and associated frequencies provide existing cellular companies with increased spectrum capabilities and the ability to launch a new range of wireless products. The four holders of cellular and personal communication services licenses also hold wireline local and long distance telephone licenses.

      As of December 31, 2002, Nextel Argentina provided service to about 3% of the total digital handsets in service in Argentina.

      We believe that the most important factors upon which Nextel Argentina competes are brand recognition, and its differentiated services, primarily our Direct Connect® service, which is available throughout all areas where Nextel Argentina provides service. While its competition generally targets the prepaid market, Nextel Argentina primarily targets businesses with mobile workforces.

      New regulations aimed at opening the Argentine market to wider competition went into effect in November 2000. As a result, a number of new companies have applied for licenses to offer a variety of services, some of which have already started operations.

      Regulatory and Legal Overview. The Comisión Nacional de Comunicaciones, referred to as the Argentina CNC, and the Secretary of Communications of Argentina are the Argentine telecommunications authorities responsible for the administration and regulation of the SMR industry.

      Specialized mobile radio licenses have an indefinite term but are subject to revocation for violation of applicable regulatory rules. Depending on the type of network configuration, analog and digital mobile service must begin within six months to one year after receipt of channel assignment. Failure to meet service or loading requirements can result in revocation of the channel authorizations. The Argentina CNC will revoke SMR licenses upon the occurrence of a third breach by the licensee of service requirements. Specialized mobile radio licenses and channel authorizations also may be revoked for violation of other regulatory authority rules and regulations. All analog and digital channel holders that received their channel authorizations in the November 1995 auction, including Nextel Argentina, were granted an extension to meet initial loading requirements. This extension provided for one additional year, to December 1997, to meet the requirements. Nextel Argentina believes it has satisfied all of its loading requirements. Argentina does not impose any limitation on foreign ownership of SMR licenses.

      Specialized mobile radio providers are assured interconnection with the public switched telephone network according to the terms of the rules under which the channels were awarded, as well as under other applicable laws. Furthermore, interconnection with the public switched telephone network must be on a nondiscriminatory basis. Nextel Argentina provides interconnect services to its subscribers under interconnection agreements with Telefónica de Argentina S.A. and Telecom Argentina STET-France Telecom S.A., as well as other smaller local carriers. In May 1999, the Argentina CNC authorized Nextel Argentina to implement a calling party pays program with the fixed line carriers with whom it interconnects, which it has since implemented.

      In September 2000, Argentina’s president signed a decree that put into effect new telecommunications regulations. The purpose of the regulations is to guarantee the complete deregulation and free competition of the telecommunications industry in Argentina. The rules cover the following:

•	Licenses of telecommunications services. The new regulations establish a single license system that allows the license holder to offer any and all types of telecommunications services. The licensee is free to choose the geographic area, technology, infrastructure and architecture through which its services will be provided. However, each specific service to be offered must be separately registered with the Secretary. Holders of existing telecommunications licenses, including holders of cellular, personal communications service and SMR licenses, are automatically deemed to have a universal license under the new regulatory scheme, and all services currently offered which had been previously approved by the regulatory authorities are treated as having been registered. However, to the extent an existing license holder wishes to offer a new service, the new service must be registered. In addition, existing license holders who acquired spectrum under a public bid or auction must continue to abide by the original terms and conditions under which the spectrum was granted.

      The regulations do not impose any minimum investment, loading or other requirements on holders. However, some requirements do apply to the launch of a new service, such as a requirement to launch the service within 18 months from the date of its registration. The grant of a license is independent of the resources required to provide a service, and specifically does not include the right to use of spectrum.

•	Network interconnection. The general principles of the interconnection regulations are:

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

      All interconnection agreements entered into must be registered with the Argentina CNC. Additional requirements are imposed on all dominant carriers to ensure opening up of the Argentine telecommunications market to competition. The referential prices included in the new regulations for various interconnection services, such as local termination and transit fees, represent a reduction of more than 50% of the prices in effect prior thereto.

•	Universal service. The regulations establish a tax equal to 1% of service revenue minus applicable taxes and specified related costs. The license holder can choose either to pay the resulting amount into a fund for universal service development or participate directly in offering services to specific geographical areas under an annual plan designed by the federal government, which is known as a pay or play system. Although regulations state that this tax would be applicable beginning January 1, 2001, the regulatory authorities have not taken the necessary actions to implement it yet.

•	Administration of spectrum. The regulations contain only general principles and guidelines with respect to the authorization of new spectrum and frequencies. To ensure the efficient and effective use of spectrum, the Secretary is empowered to partially or totally revoke awarded spectrum if it is not used, or if it is not used in accordance with the terms and conditions under which it was granted. Authorizations for spectrum may not be transferred, rented or assigned, in whole or in part, without prior regulatory approval. In addition, the government may impose obligations on a spectrum holder in order to provide a service for which other spectrum holders were required to pay a price or had other obligations to provide the service.

      In July 2001, the Secretary of Communications issued Resolution No. 235/01 establishing the rules under which new spectrum is awarded. New spectrum authorizations expire in 10 years. In April and October of each year, authorizations to operate channels are granted directly or by auction, depending on the number of available channels existing in each city. Nextel Argentina recently participated in an auction to acquire new channels and as a result has been awarded a total of 625 channels distributed among various provinces.

      Foreign Currency Controls and Dividends. On January 7, 2002, the Argentine Emergency Law No. 25,651 was published in the Official Gazette, which formally declared a public emergency in economic, administrative, financial, and exchange control matters. Based on Section 76 of the Argentine National Constitution, this law empowered the Federal Executive Power to regulate those areas until December 10, 2003, subject to control by the National Congress. The Emergency Law amended several provisions of the 1991 Convertibility Law No 23,928, the most significant of which is the repeal of the exchange rate of one Argentine peso to one US dollar. The Emergency Law provided that the Federal Executive Power will set the system to determine the exchange rate between the peso and foreign currencies, including the dollar. Decree No. 71/2002, which created a dual exchange market, an official market and a free market, stated that the purchase and sale of dollars to be carried out by the Argentine Central Bank, i.e. within the official market, was to be set at 1.40 pesos for each dollar. This rate was to be used to liquidate foreign currency resulting from exports and other export-related transactions, as well as for those imports regarded as essential or critical by the Secretariat of Industry and Commerce. All other transactions were to be carried out at the price set daily in the free market. Decree No. 71/2002 empowered the Argentine Central Bank to issue the resolutions regulating the purchase and sale of foreign currency.

      With the enactment of decree No. 260/2002, published in the Official Gazette on February 8th, 2002, Argentina withdrew its double exchange regime in existence and replaced it with a single and free exchange system. Section 1 of Decree No. 260/2002 states that a free and single exchange market is established, through which all exchange transactions in foreign currency are required to be made as of February 8, 2002. The exchange transactions are required to be made at the exchange rate freely agreed by the parties, complying with the requirements and resolutions of the Argentine Central Bank.

      The Emergency Law empowered the Federal Executive Power to take measures to preserve deposits in pesos or dollars that have been subject to restrictions since November 30, 2001, in accordance with decree No. 1570/2001. Resolutions No. 6/2002 and No. 9/2002, as amended by Resolutions No. 10, 18, 23 and 46, of the Ministry of Economy provide the schedule for the reimbursement of deposits and the restrictions relating to the operation of both banking and savings accounts of Argentine currency. Generally, new deposits are not subject to these restrictions except those applicable to cash withdrawals.

      Pursuant to the Emergency Law, utility tolls and other government contracts priced or calculated in foreign currency, or providing readjustment clauses related to foreign currency exchange rates or the inflation index of foreign countries such as the United States, have been repealed and converted into pesos at a one-to-one exchange rate. The Emergency Law has vested the Federal Executive Power with authority to re-negotiate these contracts based on the criteria established therein.

      Also, the Emergency Law provides that obligations arising from private contracts that are not related to the financial system and that require payments in dollars will instead be payable in pesos at the exchange rate of one peso to one dollar. The law provides that parties will renegotiate to ensure that the impact of the new exchange rate is shared equitably. Once the parties have agreed to the new conditions, any resulting differences between the payments already made by the debtor and the values finally agreed upon will be offset. If the parties do not reach an agreement, then mediation, litigation or arbitration procedures can be implemented in accordance with the relevant agreements. As a result of decree No. 214/2002, published on February 4, 2002, the peso began to float freely in the Argentine exchange market. Therefore, all foreign trade transactions will be made at the prevailing market exchange rate with the Argentine Central Bank’s intervention at its discretion.

      Pursuant to decree No. 214/2002, the Argentine Central Bank has issued several communications providing certain restrictions in order to transfer monies abroad for the purpose of loan repayments, interest payments and payment of dividends.

      The prior authorization requirement to transfer money abroad in order to repay loans, originally requested until February 8, 2003, was extended until August 8, 2003 by communication “A” 3878 (which amended communications “A,” communications “A” 3627 and “A” 3688). This requirement does not apply in certain cases, including the repayment of financial loans liquidated in the single and free exchange market after February 11, 2002, obligations with international credit agencies, certain obligations owed to multilateral credit agencies, repayments of principal of financial obligations with foreign creditors when certain conditions are fulfilled (for example, a cap of US $300,000 per calendar month, among others), etc.

      On September 3, 2002 the Argentine Central Bank issued communication “A” 3709 which provides that no authorization will be required for repayment of principal and interest corresponding to financial obligations with foreign creditors, provided the following six conditions are met:

1.	the debt shall be restructured and the agreement with the creditors shall be judicially approved, according to the provisions of Argentinean Bankruptcy Law;

2.	the agreement shall be approved by the absolute majority of the creditors of all and each category, representing 2/3 of the principal to be computed within each category, as provided in section 45 of the Argentinean Bankruptcy Law;

3.	the agreement shall imply the refinancing of all debts due and payable, at an average term of not less than four years from the date of the agreement, including a grace period of not less than two years for repayment of principal;

4.	the agreement shall provide that repayment of interest shall be made on, at least, a quarterly basis, and the annual interest rate for the restructured debt shall not exceed, in effective annual terms, the equivalent to LIBOR for six months plus 3%;

5.	the agreement shall include condonations, capitalization or similar provisions implying a reduction of principal (at the time of the agreement) of at least: (a) 40% of the face value; or (b) 60% of the face value in case of capitalization; and

6.	the debtor shall notify the Gerencia de Exterior y Cambios of the Argentine Central Bank of the agreement according to the informative regime that will be provided for in a separate communication.

      On December 26, 2002, the Argentine Central Bank issued communication “A” 3843, as amended by communications “A” 3866 and “A” 3880, providing that transfers of money abroad in order to pay interest on financial obligations to foreign creditors are permitted provided that the payment takes place within 15 days prior to the interest payment date.

      On January 8, 2003, the Argentine Central Bank issued communication “A” 3859 stating that transfers of money abroad to pay profits and dividends corresponding to past financial statements certified by external auditors may be carried out, without previous authorization of the Argentine Central Bank, irrespective of the amount of the payment involved. A cap of US $150,000 per calendar month, originally imposed by Communication “A” 3845, was removed.

      Pursuant to decree No. 214/2002, all obligations arising from private contracts not related to the financial system and existing before January 6, 2002 denominated in U.S. dollars or any other foreign currency are converted into pesos at a one dollar to one peso ratio. Beginning February 4, 2002, the Argentine Central Bank publishes on a daily basis an adjustment coefficient that applies to all payable obligations existing before January 6, 2002. Any party may require a judicial price adjustment, absent an agreement between the parties, if there is a price difference between the market value of a good or service and its price at the time of payment. If the payment is to be made periodically, as in the case of leases or services, the application of the adjustment coefficient may be requested annually, except for agreements that last for less than a one year period or if the economic equation of the agreement is unbalanced. Law No. 25.713, published in the Official Gazette on January 9, 2003, states certain exceptions for the application of the adjustment coefficient.

      Obligations entered into after January 6, 2002 will not, and cannot, be subject to any type of adjustment procedure.

      Future contracts could still provide for payment in foreign currency since decree No. 214/2002 has not amended Sections 617 and 619 of the Argentine Civil Code, which governs payments in foreign currencies. In any event, payments over 1,000 pesos, or its equivalent in foreign currency, must be made by deposit in financial entities, banking transfers, checks or credit cards. Currently, Nextel Argentina has no banking accounts in Argentina in a currency other than pesos.

      Decree No. 214/2002 also provides that all existing deposits in financial entities in foreign currency are converted to pesos at a 1.4 pesos to one dollar ratio plus the adjustment coefficient from February 4, 2002. All debts in foreign currency with financial entities are converted to pesos at a one dollar to one peso ratio plus the adjustment coefficient from February 4, 2002. Savings accounts holders in foreign currency were given the option to convert their deposits into a dollar denominated government bond.

      Dividends. Under applicable Argentine corporate law, a company may pay dividends only from liquid and realized profits as shown on the company’s financial statements prepared in accordance with Argentine generally accepted accounting principles. Of those profits, 5% must be set aside until a reserve of 20% of the company’s capital stock has been established. Subject to these requirements, the balance of profits may be declared as dividends and paid in cash upon a majority vote of the stockholders. Under current law, dividend payments are not subject to withholding tax, except when the dividend payments are the result of profits paid out in excess of the profits computed for income tax purposes. If paid in this manner, a 35% withholding tax applies on the amount of the surplus. Interest payments are subject to withholding taxes ranging from 15.05% to 35% unless tax treaty benefits apply.

     5. Chile

      Operating Companies Overview. NII Holdings owns 100% of the equity interests in two analog companies in Chile, Centennial Cayman Corp. Chile S.A. and Multikom S.A. These operating companies provide analog services in the following major business centers with populations in excess of 1 million and along related transportation corridors:

Analog

___________

Santiago

      Our Chilean companies have licenses in markets covering about 15 million people. As of December 31, 2002, these companies in Chile provided services to about 4,200 analog handsets.

      These companies are headquartered in Santiago de Chile. As of December 31, 2002, these companies had about 40 employees.

      Our Chilean companies currently offer exclusively analog two-way radio services, focusing on small and medium size companies. We have received temporary regulatory approvals to deploy a digital mobile network. In light of the current economic and legal environment, we are exploring various alternatives, financial and other, with respect to the potential construction of a digital mobile network in Chile. For additional information, see “Regulatory and Legal Overview.”

      Competition. Presently, there are no providers of digital SMR services in Chile. Competitors in the analog SMR business in Chile are Gallyas S.A., Movilink S.A. and Sharfstein, S.A.

      There are also five mobile telephone service providers authorized to operate throughout Chile, three of which are in the personal communications services 1,900 MHz band and two of which are in the cellular 800 MHz band. These mobile telephone service providers are Entel PCS Telecomunicaciones S.A., a personal communications services concessionaire controlled by Entel Chile, a Chilean corporation controlled in turn by Stet-Telecom Italia; Entel Telefoníca Móvil S.A., another personal communications services concessionaire controlled by Entel Chile; Smartcom PCS, a personal communications services concessionaire controlled by Endesa España; Telefonica Movil de Chile, a corporation controlled by Telefónica of Spain, which, in addition to its SMR concessions, is the holder of a cellular concession; and BellSouth Comunicaciones S.A., a cellular concessionaire controlled by BellSouth Corporation.

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

      Telecommunications concessions, including SMR concessions, may be granted only to legal entities duly incorporated and domiciled in Chile. However, there is no restriction or limitation on the participation or ownership of foreign investors in Chilean telecommunications concessionaires.

      As a general rule, telecommunications concessions are granted in Chile without any initial payment of fees. However, telecommunication concessionaires that use the radioelectric spectrum for the operation of their respective concessions, such as SMR concessionaires, are subject to an annual fee. The amount of the fee is based on the size of the applicable system, the portion of the spectrum utilized and the service area that has been authorized.

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

      In Chile, concessionaires of public telecommunications services and concessionaires of intermediate services of telecommunications that render long distance telephonic services are required to establish and accept interconnections with each other. These interconnections permit subscribers and users of public telecommunications services of the same type to be interconnected with each other inside or outside Chile. Telecommunications services of the same type are those which are technically compatible with each other. The Undersecretary determines which telecommunications services are technically compatible. The interconnection must be performed according to the technical rules, procedures and terms established by the Undersecretary. The Undersecretary has issued regulations relating to the interconnection of public telephone networks with other public telecommunications services of the same type. On January 31, 2001, the Undersecretary approved a new technical rule related to the provision of digital SMR services. However, Asociación de Empresas de Telefonía Móvil, a trade association known as ATELMO, initiated a claim before the General Comptrollership office challenging the legality of this new technical rule. This claim was rejected by the General Comptrollership in September 2001. However, under these regulations, even if services are determined to be of the same type, providers of public telecommunications services may not interconnect with the public telephone networks unless the concessions held by these other providers expressly authorize interconnection, which in many cases, including ours, will require an amendment to the concession. If we are not able to amend our concessions to obtain these interconnection authorizations, we will not be able to enjoy the interconnection benefits of these new regulations. Currently, there are no SMR concessionaires in Chile effectively interconnected to the public switched telephone network or to other public telecommunications services established in Chile.

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

      Specialized mobile radio concessionaires may freely determine the fees charged to their subscribers. However, the fees and tariffs charged by a telecommunications concessionaire to another telecommunications concessionaire for the services rendered through interconnection, specifically the access charges, must be fixed by the authorities. The authorities fix the charges in accordance with a tariff setting procedure based upon, among other things, the cost structure of the respective concessionaire, as set forth in the General Telecommunications Law. This procedure is necessary for the mandatory application of the calling party pays system among the telecommunications concessionaires. To date, this procedure has never been applied to any SMR concessionaire.

      In order to provide digital mobile services in Chile and incorporate digital technology to the networks of our Chilean operating companies, our Chilean operating companies have filed for the amendment of a group of SMR concessions totaling 130 channels according to the procedures established in the General Telecommunications Law. In accordance with these procedures, third parties have exercised the right to file oppositions against the corresponding concession’s amendment applications. Notwithstanding, the Undersecretary has granted us a temporary building permit that has allowed us to begin the digitalization of 130 channels and to continue with the deployment of our network until a final decision on the case is reached. On November 21, 2002, the 29th Civil Court of Santiago issued a judgment declaring 180 channels acquired from Centennial and Motorola “void ab initio” pursuant to a claim by the competition that these channels were not awarded through public auction. We appealed this judgment on December 3, 2002, and even though we believe it to be without merit, we cannot be sure of the impact a final decision will have on our operations. These 180 channels are not part of the 130 channels that are in the process of being digitalized under the temporary building permit granted by the Undersecretary.

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

J. Employees

      As of December 31, 2002, we had about 115 employees at the corporate level, and our operating companies had about 3,410 employees. Our Brazilian operating company is a party to a collective bargaining agreement that covers all of its employees and expires on April 30, 2003. Neither we nor any other of our operating companies is a party to any collective bargaining agreement. We believe the relationship between us and our employees, and between each of our operating companies and its employees, is good.

K. Risk Factors

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

      Because of their resources, and in some cases ownership by larger companies, some of our competitors may be able to offer services to customers at prices that are below the prices that our operating companies can offer for comparable services. If we cannot compete effectively based on the price of our service offerings, our revenues may be adversely affected. For example, many of our competitors are well-established companies that have:

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

      The wireless telecommunications industry is experiencing significant technological change. Future technological advancements may enable other wireless technologies to equal or exceed our current level of service and render iDEN technology obsolete. If Motorola, the sole supplier of iDEN technology, is unable to upgrade or improve iDEN technology or develop other technology to meet future advances in competing technologies on a timely basis, or at an acceptable cost, we will be less able to compete effectively and could lose customers to our competitors. In addition, competition among the differing wireless technologies could:

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

      In 2001, we began to offer our subscribers access to digital two-way mobile data and Internet connectivity that we market under the brand name “Nextel OnlineSM”. We cannot be sure that these services will perform satisfactorily, be utilized by a sufficient number of our subscribers or produce sufficient levels of customer satisfaction or revenue. Because we have less spectrum than some of our competitors, any digital two-way mobile data and Internet connectivity services that we may offer could be significantly limited compared to those services that may be offered by other wireless communications providers with larger spectrum positions.

      Our wireless data and Internet capabilities may not allow us to perform fulfillment and other customer support services more economically or to realize a source of future incremental revenue. Further, our wireless data and Internet capabilities may not counter the impact of increasing competition in our markets and the related pricing pressure on basic wireless voice services or incrementally differentiate us from our competitors. We also may not successfully realize our goals if:

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

      Most of our markets are considered to be emerging markets. Although political, economic and social conditions differ in each country in which we currently operate, political and economic developments in one country may affect our business as a whole, including our access to international capital markets. In Peru, for example, there was significant terrorist activity in the 1980s and the early 1990s. During that time anti-government groups escalated violence against the government, the private sector and Peruvian residents. Incidents of terrorist activity continue to occur. Similar outbreaks of terrorism or political violence have occurred in Mexico and other countries in which we operate. In addition, we are unable to predict the impact that presidential or other contested local or national elections and the associated transfer of power from incumbent officials or political parties to elected victors, may have on the local economy or the growth and development of the local telecommunications industry. For example, Peru’s president was dismissed in November 2000. Since late December 2001, there have been four presidents of Argentina that have resigned or been replaced in connection with the political and economic upheaval in that country and new elections are scheduled to occur in the near future. Additionally, in October 2002, Luiz Inacio Lula da Silva won the presidential election in Brazil. Changes in the leadership or in the ruling party in the countries in which we operate may affect the economic programs developed under the prior administration, which in turn may adversely affect our business, operations and prospects in these countries.

      The countries in which we operate have a history of economic instability, including defaults on their indebtedness and significant devaluation of their currencies. For example, in the 1990s, both Mexico and Brazil suffered significant devaluations of their local currencies against the U.S. dollar. Most recently, in Argentina, after a long period of a recessionary environment following the hyperinflation of the 1980s, the Argentine government defaulted on its outstanding indebtedness and repealed the former exchange rate of one Argentine peso to one U.S. dollar and, in subsequent decrees, provided for full floating of the two currencies. The devaluation of the currencies in the countries in which we operate and resulting inflationary pressures have adversely affected our business, operations and prospects in those countries and may continue to do so. The economic difficulties faced by Argentina as a result of the government’s default on its public debt and the devaluation of the Argentine peso have heightened concerns regarding the impact on the Brazilian economy and the Brazilian real. In addition, Brazil’s slowing economic growth, high public debt, and uncertain economic policy have caused concern among investors. As a result, during 2002, the Brazilian real weakened significantly relative to the U.S. dollar. Continued economic difficulties could further weaken Brazil’s currency, making it more expensive for the government to service its debt, increase inflationary pressure, and force higher interest rates, which could further slow economic growth. While the economic slowdown in Brazil has not significantly affected the operations of our Brazilian operating company, continued economic difficulties could materially adversely affect those operations. In addition, a continued weakening of the Brazilian real relative to the U.S. dollar could result in additional foreign currency transaction losses in the future.

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

      A significant portion of our revenues are denominated in non-U.S. currencies, although a significant portion of our capital and operating expenditures, including imported network equipment and phones, and substantially all of our outstanding debt, are denominated in U.S. dollars. Accordingly, fluctuations in exchange rates relative to the U.S. dollar could have a material adverse effect on our earnings or assets. For example, the economic turmoil in Asia in the late 1990s caused fluctuations in the currencies of other emerging countries, particularly in Latin America. Further, the 1999 and 2002 currency devaluations in Brazil resulted in significant charges against our earnings in 1999 and in 2002 and negative adjustments to the carrying value of our assets in Brazil. The economic upheaval in Argentina in 2002 led to the unpegging of the Argentine peso to the U.S. dollar exchange rate and the subsequent significant devaluation of the Argentine peso. In addition, the restrictive limitations placed on financial transactions by the Argentine government may further contribute to the future decrease in value of the Argentine peso.

      Any depreciation of local currencies in the countries in which our operating companies conduct business may result in increased costs for imported goods and services and may, as a result, decrease demand for our products and services in the affected markets. If our operating companies distribute dividends in local currencies in the future, the amount of cash we receive will also be affected by fluctuations in exchange rates and currency devaluations. In addition, some of the countries in which we have operations do or may restrict the expatriation or conversion of currency. We have not entered into any hedging transactions to limit our foreign currency exposure.

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

      Many of the foreign countries in which we operate have increasingly turned to new taxes, as well as aggressive interpretations of current taxes, as a method of increasing revenue. For instance, in 2001, Brazil adopted a new tax on financial transactions and certain provinces in Argentina adopted higher tax rates on telecommunications services. In addition, in 2002 Mexico adopted a new tax on telecommunications services. In addition, the provisions of the new tax laws may prohibit us from passing these taxes on to our customers. These taxes may reduce the amount of earnings that we can generate from our services.

      Distributions of earnings and other payments, including interest, received from our operating companies may be subject to withholding taxes imposed by some countries in which these entities operate. Any of these taxes will reduce the amount of after-tax cash we can receive from those operating companies.

      In general, a U.S. corporation may claim a foreign tax credit against its federal income tax expense for foreign withholding taxes and, under certain circumstances, for its share of foreign income taxes paid directly by foreign corporate entities in which the company owns 10% or more of the voting stock. Our ability to claim foreign tax credits is, however, subject to numerous limitations, and we may incur incremental tax costs as a result of these limitations or because we do not have U.S. federal taxable income.

      We may also be required to include in our income for U.S. federal income tax purposes our proportionate share of specified earnings of our foreign corporate subsidiaries that are classified as controlled foreign corporations, without regard to whether distributions have been actually received from these subsidiaries.

      Our Brazilian operating company has received tax assessment notices from state and federal Brazilian tax authorities asserting deficiencies in tax payments related primarily to value added taxes, import duties and matters surrounding the definition and classification of equipment and services. Our Brazilian operating company has filed various petitions disputing these assessments. In some cases we have received favorable decisions, which are currently being appealed by the respective governmental authorities. In other cases our petitions have been denied and we are currently appealing those decisions. Additionally, our Brazilian operating company has filed a lawsuit against the Brazilian government disputing the legality of an increase in certain social contribution tax rates.

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

      Motorola is currently our sole source for most of the digital network equipment and all of the handsets used throughout our markets. In addition, iDEN technology is a proprietary technology of Motorola, meaning that there are no other suppliers of this technology. If Motorola fails to deliver system infrastructure equipment and handsets or enhancements on a timely, cost-effective basis, we may not be able to adequately service our existing customers or add new customers. Nextel Communications is the largest customer of Motorola with respect to iDEN technology and provides significant support with respect to new product development. Any change by Nextel Communications in its technology could significantly increase our costs for equipment and new developments and could impact Motorola’s decision to continue to support iDEN technology. In the event Motorola determines not to continue manufacturing, supporting or enhancing our iDEN based infrastructure and handsets, we may be materially adversely affected. We expect to continue to rely principally on Motorola for the manufacture of a substantial portion of the equipment necessary to construct, enhance and maintain our digital mobile networks and for the manufacture of handsets for the next several years.

     Government regulations determine how we operate in various countries, which could limit our growth and strategy plans.

      In each market in which we operate, one or more regulatory entities regulate the licensing, construction, acquisition, ownership and operation of our wireless communications systems. Adoption of new regulations, changes in the current telecommunications laws or regulations or changes in the manner in which they are interpreted or applied could adversely affect our operations. Because of the uncertainty as to the interpretation of regulations in some countries in which we operate, we may not always be able to provide the services we have planned in each market. In some markets, we are unable, or have limitations on our ability, to offer some services, such as interconnection to other telecommunications networks and participation in calling party pays programs. Further, the regulatory schemes in the countries in which we operate allow third parties, including our competitors, to challenge our actions. For instance, some of our competitors have challenged and are currently challenging the validity of some of our licenses or the scope of services we provide under those licenses, in administrative or judicial proceedings, particularly in Chile. It is possible that, in the future, we may face additional regulatory prohibitions or limitations on our services. Inability to provide planned services could make it more difficult for us to compete in the affected markets. Further, some countries in which we conduct business impose foreign ownership limitations upon telecommunications companies. These issues affect our ability to operate in each of our markets, and therefore impact our business strategies. We have provided a description of the regulatory environment in each of the countries in which our operating companies conduct business under the “Regulatory and Legal Overview” discussion for each operating company under “— I. Operating Companies.”

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

     Our leverage limits our flexibility and increases our risk of default.

      Our high degree of leverage could have important consequences to you, such as:

•	making it more difficult for us to satisfy our obligations with respect to our debt;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete and increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain in the future additional financing we may need to fund future working capital, capital expenditures, product development, acquisitions or other corporate requirements;

•	requiring the dedication of a substantial portion of our cash flow from operations to the payment of principal and interest on our debt, which will reduce the availability of cash flow to fund working capital, capital expenditures, product development, acquisitions or other corporate requirements; and

•	placing us at a competitive disadvantage compared to competitors who are less leveraged and have greater financial and other resources.

      In addition, the financing documents to which we are a party contain financial and other restrictive covenants. Our failure to comply with these covenants may result in an event of default. If such event of default is not cured or waived, we may suffer adverse effects on our operations, business or financial condition, including acceleration of our debt.

      As of December 31, 2002, the book value of our long-term debt was $432.2 million, including $104.0 million of our senior secured discount notes (with an initial principal amount of $140.0 million and $180.8 million due at maturity), and $328.2 million of certain credit facilities that were extended by Motorola Credit Corporation, and our stockholders’ equity was $91.4 million. See “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

      We believe that with the net cash proceeds that we received as a result of the transactions consummated in connection with our emergence from reorganization on November 12, 2002 and the $25.0 million we expect to receive from Nextel Communications in connection with our spectrum use and build-out agreement, we will not require any additional funding and we will be able to operate and grow our business while servicing our debt obligations as scheduled. However, our ability to meet our debt obligations and to reduce our indebtedness will depend on our future performance. Our performance, to a certain extent, is subject to general economic conditions and financial, business, political and other factors that are beyond our control. We cannot assure you that we will continue to generate cash flow from operations at or above current levels, that we will be able to meet our cash interest payments on all of our debt or that the related assets currently owned by us can be sustained in the future.

      If our business plans change, including as a result of changes in technology, or if general economic, financial or political conditions in any of our markets or competitive practices in the mobile wireless telecommunications industry change materially from those currently prevailing or from those now anticipated, or if other presently unexpected circumstances arise that have a material effect on the cash flow or profitability of our mobile wireless business, the anticipated cash needs of our business as well as the conclusions as to the adequacy of the available sources could change significantly. Any of these events or circumstances could involve significant additional funding needs in excess of the identified currently available sources, and could require us to raise additional capital to meet those needs. However, our ability to raise additional capital, if necessary, is subject to a variety of additional factors that we cannot presently predict with certainty, including the commercial success of our operations, the volatility and demand of the capital and lending markets and the future market prices of our securities.

      If we are unable to generate cash flow from operations in the future to service our debt, we may try to refinance all or a portion of our debt. We cannot assure you that sufficient future borrowings will be available to pay or refinance our debt. Our ability to refinance all or a portion of our debt or to obtain additional financing is substantially limited under the terms of the indenture governing the 13% senior secured discount notes issued by us on November 12, 2002.

     Our business may be significantly affected by the loss of our key personnel.

      We believe that our future success will depend on the abilities and continued service of certain of our executive officers. We may be unable to retain the services of our executive officers. We believe the loss of our executive officers may have a material adverse effect on our business. See “Item 11. — Executive Compensation — Employment Agreements and Change of Control Arrangements.”

     We have significant intangible assets that are not likely to generate adequate value to satisfy our obligations in the event of liquidation.

      If we were liquidated, the value of our assets likely would not be sufficient to satisfy our obligations. We have a significant amount of intangible assets, such as licenses. The value of these licenses will depend significantly upon the success of our digital mobile network business and the growth of the specialized mobile radio and wireless communications industries in general. Moreover, the transfer of licenses in liquidation would be subject to governmental or regulatory approvals that may not be obtained or that may adversely impact the value of such licenses. We had a net tangible book value deficit of about $108.7 million as of December 31, 2002.

     Our significant stockholders are able to influence our business and affairs and can be influenced by Nextel Communications’ significant stockholders.

      As of December 31, 2002, Nextel Communications beneficially owned about 35.6% of our outstanding common stock and is our single largest stockholder while MacKay Shields LLC beneficially owned or controlled about 21.7% of our common stock. As a result of their ownership, Nextel Communications and MacKay Shields may be able to exert significant influence over our business and affairs. Nextel Communications is also a party to a standstill agreement with us and certain other parties which prohibits it from exercising voting control over more than 49.9% of our outstanding common stock.

We rely on Nextel Communications for certain services.

      We rely on Nextel Communications for certain administrative, marketing and engineering services pursuant to an amended and restated overhead services agreement which provides that most of these services may be terminated on notice. Termination of these services could require us to obtain these services from third party providers at a higher expense if such services are available at all.

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

Nextel Communications’ significant stockholders may compete with us.

      Motorola and its affiliates engage in wireless communications businesses and may in the future engage in additional businesses that may compete with some or all of the services that we offer. The potential conflict of interest may adversely affect us in the future. In addition, Motorola is a significant stockholder of Nextel Communications, and indirectly of us, which creates potential conflicts of interest, particularly with regard to significant transactions.

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

      Nextel Communications has licensed to us the right to use “Nextel” and other of its trademarks on a royalty-free basis in Latin America. Nextel Communications may terminate the license on 60 days notice if we commit one of several specified defaults (namely, failure to maintain agreed quality controls, a change in control of NII Holdings, or certain other material defaults under the New Spectrum Use and Build-Out Agreement) and fail to cure the default within the 60 day period. If there is a change in control of one of our subsidiaries, upon 30 days notice, Nextel Communications may terminate the sublicense granted by us to the subsidiary with respect to the licensed marks. We depend upon our roaming agreements with Nextel Communications for access to its iDEN network in the United States. The loss of the use of the “Nextel” tradename could have a material adverse effect on our operations.

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

     Historical financial information may not be comparable to results reported in the future.

      As a result of the November 2002 consummation of our Revised Third Amended Joint Plan of Reorganization and the transactions contemplated thereby, we are operating our existing business under a new capital structure. In addition, we are now subject to fresh-start accounting rules. Accordingly, our consolidated financial condition and results of operations from and after our reorganization may not be comparable to our consolidated financial condition or results of operations reflected in the financial statements for periods prior to our reorganization included at the end of this annual report on Form 10-K.

     We cannot assure you that an active market will develop for our common stock or notes.

      Our common stock and notes have recently been issued and we cannot assure you that an active market will develop, or, if such a market develops, that this market will be liquid.

      Our common stock is currently listed for trading on the NASDAQ National Market System. In the event that we are unable in the future to meet the criteria for continued listing of our common stock on the NASDAQ, the liquidity of our common stock could be adversely impacted and a stockholder could have difficulty purchasing or selling our common stock.

      The notes are not currently listed on any national securities exchange. Accordingly, we cannot assure you that a holder of the notes will be able to sell these notes in the future or as to the price at which this sale may occur. The liquidity of the market for the notes and the prices at which these notes trade will depend upon the amount outstanding, the number of holders of the notes, the interest of securities dealers in maintaining a market in these notes and other factors beyond our control.

      The liquidity of, and trading market for, the notes also may be adversely affected by general declines in the market for high yield securities. These declines may adversely affect the liquidity and trading markets for the notes.

We have not paid dividends on our common stock.

      We have never paid a cash dividend on the common stock and the terms of our financing documents restrict our ability to pay dividends on the common stock. See “Item 5. — Dividends.”

Concerns about health risks associated with wireless equipment may reduce the demand for our services.

      Portable communications devices have been alleged to pose health risks, including cancer, due to radio frequency emissions from these devices. The actual or perceived risk of mobile communications devices could adversely affect us through increased costs of doing business, additional governmental regulation that sets emissions standards or otherwise limits or prohibits our devices from being marketed and sold, a reduction in subscribers, reduced network usage per subscriber or through reduced financing available to the mobile communications industry. Further research and studies are ongoing, and we cannot be sure that these studies will not demonstrate a link between radio frequency omissions and health concerns.

     Our forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs.

      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. A number of the statements made in this annual report on Form 10-K are not historical or current facts, but deal with potential future circumstances and developments. They can be identified by the use of forward-looking words such as “believes,” “expects,” “intends, “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy that involve risks and uncertainties. We caution you that these forward-looking statements are only predictions, which are subject to risks and uncertainties, including technical uncertainties, financial variations, changes in the regulatory environment, industry growth and trend predictions. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operation and results of our wireless communications business also may be subject to the effects of other risks and uncertainties in addition to the other qualifying factors identified in the foregoing “K.-Risk Factors” section, including, but not limited to:

•	our ability to meet the operating goals established by our revised business plan;

•	general economic conditions in Latin America and in the market segments that we are targeting for our digital mobile services;

•	the political and social conditions in the countries in which we operate, including political instability, which may affect the economies of our markets and the regulatory schemes in these countries;

•	substantive terms of any international financial aid package that may be made available to any country in which our operating companies conduct business;

•	the impact of foreign exchange volatility in our markets as compared to the U.S. dollar and related currency devaluations in countries in which our operating companies conduct business;

•	reasonable access to and the successful performance of the technology being deployed in our service areas, and improvements thereon, including technology deployed in connection with the introduction of digital two-way mobile data or Internet connectivity services in our markets;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet our service deployment and marketing plans and customer demand;

•	the success of efforts to improve and satisfactorily address any issues relating to our digital mobile network performance;

•	future legislation or regulatory actions relating to our specialized mobile radio services, other wireless communication services or telecommunications generally;

•	the ability to achieve and maintain market penetration and average subscriber revenue levels sufficient to provide financial viability to our digital mobile network business;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular services and personal communications services;

•	market acceptance of our new service offerings, including Nextel WorldwideSM and Nextel OnlineSM;

•	our ability to access sufficient debt or equity capital to meet any future operating and financial needs; and

•	other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission.

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

      Each operating company leases transmitter and receiver sites for the transmission of radio service under various individual site leases. Most of these leases are for terms of five years or less, with options to renew. As of December 31, 2002, our operating companies had constructed sites at leased locations for their digital mobile business, as shown below:

Operating Company	Number

Nextel Mexico	795
Nextel Brazil	755
Nextel Peru	265
Nextel Argentina	365

Total	2,180

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

      Not applicable.

PART II

Item 5. Market for Our Common Equity and Related Stockholder Matters

     1. Market Information

      Prior to November 12, 2002, the date our former common stock and other equity interests were cancelled in connection with our emergence from Chapter 11 reorganization, there was no public trading market for our former common stock. Our new common stock issued on November 12, 2002 began trading on the Over-the-Counter (OTC) Bulletin Board effective November 20, 2002 under the trading symbol “NIHD”. On a per share basis for the period from November 20, 2002 to December 31, 2002, the high sale price for our common stock was $14.30 and the low sale price for our common stock was $5.50 as reported by the OTC Bulletin Board. On February 28, 2003, our common stock began trading on the NASDAQ National Market under the trading symbol “NIHD.”

     2. Number of Stockholders of Record

      As of March 3, 2003, there were approximately 13 holders of record of our new common stock, including the Depository Trust Corporation, which acts as a clearinghouse for multiple brokerage and custodial accounts.

     3. Dividends

      We have not paid any dividends on our common stock and do not plan to pay dividends on our common stock for the foreseeable future. As a holding company, our ability to pay dividends depends on a number of factors, including the earnings of, and cash flow available from, our subsidiaries. Our operating companies are subject to legal restrictions on the payment of dividends to us. Some of our financing documents prohibit, and are expected to continue to prohibit, us from paying dividends, except in compliance with specified financial covenants. In addition, some of the collateral security mechanisms and related provisions associated with our financing agreements limit the amount of cash available to make dividends, loans and cash distributions to us from our subsidiaries.

      We anticipate that for the foreseeable future any cash flow generated from our operations will be used to develop and expand our business and operations and make contractual payments under our debt facilities in accordance with our business plan. Any future determination as to the payment of dividends on our common stock will be at the discretion of our board of directors and will depend upon our operating results, financial condition and capital requirements, contractual restrictions, general business conditions and other factors as our board of directors deems relevant. There can be no assurance that we will pay dividends on our common stock at any time in the future.

     4. Sale of Unregistered Securities

      On November 12, 2002, in connection with the confirmation of our Revised Third Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, we issued 20,000,000 shares of our new common stock, one share of our special director preferred stock and $180.8 million in aggregate principal amount due at maturity of new notes in reliance on Section 1145 of the Bankruptcy Code or if applicable, Rule 506 under the Securities Act of 1933. For additional information, see “Item 1. Business — B. Overview — Reorganization.”

Item 6. Selected Financial Data

      The financial information presented below for the years ended December 31, 1998, 1999, 2000 and 2001, ten months ended October 31, 2002 and two months ended December 31, 2002 has been derived from our audited consolidated financial statements. Our consolidated financial statements as of and for the years ended December 31, 1998, 1999, 2000 and 2001, ten months ended October 31, 2002 and two months ended December 31, 2002 have been audited by Deloitte & Touche LLP, our independent auditors. Our audited financial statements as of December 31, 2001 and 2002 and for the years ended

December 31, 2000 and 2001, ten months ended October 31, 2002 and two months ended December 31, 2002 are included at the end of this annual report on Form 10-K. This information is only a summary and should be read together with our consolidated historical financial statements and management’s discussion and analysis appearing elsewhere in this annual report on Form 10-K. As a result of the consummation of our Revised Third Amended Joint Plan of Reorganization and the transactions contemplated thereby on November 12, 2002, we are operating our existing business under a new capital structure. In addition, we applied fresh-start accounting rules on October 31, 2002. Accordingly, our consolidated financial condition and results of operations from and after our reorganization are not comparable to our consolidated financial condition or results of operations for periods prior to our reorganization reflected in our historical financial statements included at the end of this annual report on Form 10-K or in the selected consolidated historical financial information set forth below. References below to the Predecessor Company refer to NII Holdings for the period prior to November 1, 2002 and references to the Successor Company refer to NII Holdings for the period from and after November 1, 2002.

		Predecessor Company
	Successor
	Company	Ten
	Two Months	Months
	Ended	Ended	Year Ended December 31,
	December 31,	October 31,
	2002	2002	2001	2000	1999	1998

	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Operating revenues	$143,278	$637,095	$662,446	$324,328	$124,364	$67,903
Cost of revenues (exclusive of depreciation shown separately below)	49,498	252,577	323,536	178,643	96,199	57,212
Selling, general and administrative	46,483	262,344	426,679	275,361	191,015	131,386
Impairment, restructuring and other charges	—	15,808	1,581,164	—	—	—
Depreciation	4,695	55,758	162,083	113,648	81,594	26,395
Amortization	6,380	9,219	56,479	39,394	26,497	29,644

Operating income (loss)	36,222	41,389	(1,887,495)	(282,718)	(270,941)	(176,734)
Interest (expense)	(10,469)	(151,579)	(297,228)	(237,743)	(179,604)	(106,824)
Interest income	1,797	3,928	13,247	22,116	8,442	16,655
Reorganization items, net	—	2,180,223	—	—	—	—
Gain on extinguishment of debt, net	—	101,598	—	—	—	—
Foreign currency transaction gains (losses), net	1,357	(183,136)	(61,282)	(10,671)	(60,793)	9,506
Realized (losses) gains on investments, net	—	—	(151,291)	239,467	—	—
Equity in gains (losses) of unconsolidated affiliates	—	—	9,640	(33,328)	(9,270)	(6,362)
Minority interest in losses of subsidiaries	—	—	—	6,504	19,314	17,131
Other (expense) income, net	(1,557)	(8,918)	(4,181)	6,251	(5,112)	(7,034)

Income (loss) from continuing operations before income tax (provision) benefit	27,350	1,983,505	(2,378,590)	(290,122)	(497,964)	(253,662)
Income tax (provision) benefit	(4,449)	(26,185)	68,750	(67,660)	17	22,358

Income (loss) from continuing operations	22,901	1,957,320	(2,309,840)	(357,782)	(497,947)	(231,304)
Income (loss) from discontinued operations of Nextel Philippines	19,665	(2,025)	(170,335)	(59,973)	(22,199)	(5,831)
Income tax (provision) benefit from discontinued operations of Nextel Philippines	—	(252)	(17,146)	549	—	—

Net income (loss)	42,566	1,955,043	(2,497,321)	(417,206)	(520,146)	(237,135)
Accretion of series A redeemable preferred stock to value of liquidation preference	—	—	—	(61,334)	—	—

Income (loss) attributable to common stockholders	$42,566	$1,955,043	$(2,497,321)	$(478,540)	$(520,146)	$(237,135)

Net income (loss) from continuing operations per common share, basic	$1.15	$7.24	$(8.53)	$(1.69)	$(2.27)	$(1.05)
Net income (loss) from discontinued operations per common share, basic	0.98	(0.01)	(0.69)	(0.24)	(0.10)	(0.03)

Net income (loss) per common share, basic	$2.13	$7.23	$(9.22)	$(1.93)	$(2.37)	$(1.08)

		Predecessor Company
	Successor
	Company	Ten
	Two Months	Months
	Ended	Ended	Year Ended December 31,
	December 31,	October 31,
	2002	2002	2001	2000	1999	1998

	(in thousands, except per share data)
Net income (loss) from continuing operations per common share, diluted	$1.08	$7.24	$(8.53)	$(1.69)	$(2.27)	$(1.05)
Net income (loss) from discontinued operations per common share, diluted	0.93	(0.01)	(0.69)	(0.24)	(0.10)	(0.03)

Net income (loss) per common share, diluted	$2.01	$7.23	$(9.22)	$(1.93)	$(2.37)	$(1.08)

Weighted average number of common shares outstanding, basic	20,000	270,382	270,750	248,453	219,359	219,021

Weighted average number of common shares outstanding, diluted	21,143	270,382	270,750	248,453	219,359	219,021

		Predecessor Company

	Successor
	Company	December 31,
	December 31,
	2002	2001	2000	1999	1998

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$231,161	$250,250	$473,707	$93,748	$112,155
Restricted cash	—	84,041	145	6,280	8,961
Property, plant and equipment, net	230,208	350,001	1,070,127	539,455	530,571
Intangible assets, net	200,098	192,649	936,880	454,657	580,282
Total assets	848,917	1,244,420	3,193,226	1,681,792	1,601,136
Long-term debt, including current portion	432,157	2,665,144	2,519,283	1,548,496	1,256,943
Stockholders’ equity (deficit)	91,414	(2,022,150)	81,604	(179,590)	95,898

      Operating Revenues and Cost of Revenues. On January 1, 2000, we changed our revenue recognition policy for handset sales in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements.” We accounted for the adoption of SAB No. 101 as a change in accounting principle effective January 1, 2000 and therefore did not restate the financial statements for years prior to 2000. In connection with our application of fresh-start accounting in accordance with SOP 90-7, on November 1, 2002, we again revised our revenue recognition policy for handset sales in accordance with Emerging Issues Task Force, or EITF, Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Beginning November 1, 2002, we now recognize all revenues from handset sales when title and risk of loss passes to the customer rather than over the estimated contractual life of the customer as previously required. Additional information regarding these accounting changes can be found in Note 2 to the audited consolidated financial statements included at the end of this annual report on Form 10-K.

      Impairment, Restructuring and Other Charges. In view of the capital constrained environment and our lack of funding sources, during the fourth quarter of 2001, we undertook an extensive review of our business plan and determined to pursue a less aggressive growth strategy that targets conservation of cash resources by slowing enhancement and expansion of our networks and reducing subscriber growth and operating expenses. As a result, we performed an assessment of the carrying values of our long-lived assets in accordance with Statement of Financial Accounting Standards, or SFAS, No. 121, “Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of.” In connection with this assessment, during the fourth quarter of 2001, we recorded non-cash pre-tax impairment charges and pre-tax restructuring and other charges of about $1.58 billion. Additional information regarding these charges can be found in Note 3 to the audited condensed consolidated financial statements included at the end of this annual report on Form 10-K.

      During 2002, some of our markets further restructured their operations, which included workforce reductions. As a result, during the ten months ended October 31, 2002, we recorded $3.0 million in restructuring charges related to these actions and $4.9 million in other charges related primarily to legal fees that were incurred and paid to third parties assisting us with our debt restructuring efforts. In addition, during the second quarter of 2002, our Argentine operating company recorded a $7.9 million impairment charge to further write down the carrying values of its long-lived assets to their estimated fair values as a result of the continued economic decline in Argentina.

      Depreciation and Amortization. During 2001, we wrote down substantially all of the long-lived assets held by our operating companies, including property, plant and equipment and intangible assets, to their estimated fair values in accordance with SFAS No. 121. We did not make any adjustments to depreciation or amortization expense recorded during the year ended December 31, 2001. The net book value of the impaired assets became the new cost basis as of December 31, 2001. As a result of the lower cost bases, depreciation and amortization decreased significantly in 2002.

      Interest Expense. We reported interest expense incurred subsequent to our bankruptcy filing on May 24, 2002 only to the extent that it would be paid during the reorganization or that it was probable that it would be an allowed claim. Principal and interest payments could not be made on pre-petition debt subject to compromise without approval from the bankruptcy court or until the plan of reorganization defining the repayment terms was confirmed. Further, the Bankruptcy Code generally disallowed the payment of post-petition interest that accrued with respect to unsecured or under secured claims. As a result, we did not accrue interest that we believed was not probable of being treated as an allowed claim. We continued to accrue interest expense related to our credit facilities with Motorola Credit Corporation, as our Revised Third Amended Joint Plan of Reorganization that was confirmed by the Bankruptcy Court on October 28, 2002 contemplated the full reinstatement of these facilities.

      Realized (Losses) Gains on Investments. In October 2000, TELUS Corporation, a publicly traded Canadian telecommunications company, acquired Clearnet Communications, Inc., a publicly traded Canadian company in which we owned an equity interest. In connection with this acquisition, we exchanged our 8.4 million shares of Clearnet stock for 13.7 million shares of TELUS stock, representing about 4.8% of the ownership interest in TELUS. We recorded a pre-tax gain of about $239.5 million in the fourth quarter of 2000 related to this transaction. During the third quarter of 2001, in connection with our review of our investment portfolio, we recognized a $188.4 million reduction in fair value of our investment in TELUS, based on its stock price as of September 30, 2001. Additional information regarding these transactions can be found in Note 6 to the consolidated financial statements included at the end of this annual report on Form 10-K.

      Foreign Currency Transaction Losses. Our operations are subject to fluctuations in foreign currency exchange rates. We recognize gains and losses on U.S. dollar-denominated assets and liabilities in accordance with SFAS No. 52, “Foreign Currency Translation.” As a result, significant fluctuations in exchange rates can result in large foreign currency transaction gains and losses.

      In January 2002, the Argentine government devalued the Argentine peso from its previous one-to-one peg with the U.S. dollar. Subsequently, the peso-to-dollar exchange rate weakened significantly. As a result, during the year ended December 31, 2002, Nextel Argentina recorded $137.5 million in foreign currency transaction losses, primarily related to its Argentine credit facilities which were subsequently repurchased during the fourth quarter of 2002 in connection with our emergence from reorganization. Foreign currency transaction losses in 2001 and 1999 are primarily due to decreases in the value of the Brazilian real compared to the U.S. dollar in those years.

      Reorganization Items. In accordance with American Institute of Certified Public Accountants’ Statement of Position, or SOP 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” we classified in reorganization items all items of income, expense, gain or loss that were realized or incurred because we were in reorganization. We expensed as incurred professional fees associated with and incurred during our reorganization and reported them as reorganization items. In addition, during the second quarter of 2002, we adjusted the carrying value of our senior redeemable notes to their face values by writing off the remaining unamortized discounts totaling $92.2 million. We also wrote off the entire remaining balance of our debt financing costs of $31.2 million. We also classified in reorganization items interest income earned by NII Holdings, Inc. or NII Holdings (Delaware), Inc. that would not have been earned but for our Chapter 11 filing. In addition, during the fourth quarter of 2002, we recognized a $2.3 billion gain on the extinguishment of the debt associated with our predecessor company. We also adjusted the carrying values of our operating companies’ long-lived assets and liabilities to their estimated fair values in accordance with fresh-start accounting and recognized a charge of $115.9 million of which $0.8 million is included in discontinued operations. Additional information regarding these transactions can be found in Note 1 to the consolidated financial statements included at the end of this annual report on Form 10-K.

      Equity in Gains (Losses) of Unconsolidated Affiliates. Prior to 2001, we recorded equity in losses of unconsolidated affiliates related to our equity method investment in NEXNET, our Japanese affiliate. As a result of the sale of our entire minority interest investment in NEXNET, we no longer record equity in losses of unconsolidated affiliates. Equity in gains of unconsolidated affiliates for 2001 represents a $9.6 million gain realized during the fourth quarter of 2001 on the sale of our minority interest investment in NEXNET.

      Minority Interest in Losses of Subsidiaries. We acquired the remaining minority shareholders’ equity interests in Nextel Brazil and Nextel Peru in the second quarter of 2000.

      Income Tax Benefit (Provision). During the two months ended December 31, 2002 and the ten months ended October 31, 2002, we incurred an income tax provision of $4.4 million and $26.2 million related primarily to intercompany transactions that generate taxable income. We recognized a net income tax benefit during 2001 of $68.8 million primarily due to the reduction of estimated future tax effects of temporary differences related to the value of our licenses held by our operating companies as a result of our asset impairment charges, partially offset by taxes incurred by our U.S. corporate entities related to interest income and services provided to our markets. The income tax provision for 2000 primarily resulted from the taxable gain from the exchange of our stock in Clearnet for stock of TELUS. During 1998, we recognized an income tax benefit of $22.4 million related to net operating losses of our operating companies in Brazil, Mexico and Argentina.

      Discontinued Operations. In November 2002, we sold all of our direct and indirect ownership interests in our Philippine operating company. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we reported the results of operations of our Philippine operating company for the current and prior periods as a separate component of income in discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

A. Overview

      The following is a discussion and analysis of:

•	our consolidated financial condition and results of operations for each of the periods in the three years ended December 31, 2002; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.

      Historical results may not indicate future performance. See “Item 1. Business — K. Risk Factors — Our forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs.”

      The accounts of our consolidated non-U.S. operating companies are presented utilizing accounts as of a date one month earlier than the accounts of our U.S. subsidiaries to ensure timely reporting of consolidated results. As a result, the financial position and results of operations of each of our operating companies in Mexico, Brazil, Peru, Argentina and Chile are presented as of and for the twelve months ended November 30. In contrast, financial information relating to our U.S. subsidiaries and our non-operating non-U.S. subsidiaries is presented as of and for the year ended December 31.

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

      As part of our Chapter 11 proceedings, we filed our original Joint Plan of Reorganization on June 14, 2002, our First Amended Joint Plan of Reorganization on June 27, 2002, our Second Amended Joint Plan of Reorganization on July 9, 2002, our Third Amended Joint Plan of Reorganization on July 26, 2002, and our Revised Third Amended Joint Plan of Reorganization on July 31, 2002, reflecting final negotiations with our major creditor constituents. On October 28, 2002, the Bankruptcy Court confirmed our plan of reorganization and on November 12, 2002, we emerged from Chapter 11 proceedings.

      Following is a summary of the significant transactions consummated on November 12, 2002 under our confirmed plan of reorganization:

•	NII Holdings amended and restated its Bylaws and filed a Restated Certificate of Incorporation with the Secretary of State of the State of Delaware authorizing an aggregate of 100,000,000 shares of common stock, par value $0.001 per share, one share of special director preferred stock, par value $1.00 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.001 per share;

•	NII Holdings cancelled all shares of its preferred stock, common stock and other equity interests that existed prior to November 12, 2002;

•	NII Holdings exchanged, on a pro rata basis, $2.3 billion in senior redeemable notes and other unsecured, non-trade claims that existed prior to its bankruptcy filing for 3,920,000 shares of new common stock and canceled its then-existing senior redeemable notes and some other unsecured, non-trade debt that existed prior to November 12, 2002;

•	Motorola Credit Corporation reinstated and refinanced in full our $225.0 million international Motorola equipment financing facility and our $100.0 million Brazil Motorola equipment financing facility plus $3.2 million in accrued interest, subject to deferrals of principal amortization and some structural modifications;

•	NII Holdings repaid the outstanding principal balance, together with accrued interest, due under its $56.7 million international Motorola incremental equipment financing facility using restricted cash held in escrow. The principal amount repaid will be available for re-borrowing upon the terms set forth in the international Motorola equipment financing facility;

•	We raised $140.0 million in proceeds from some of our creditors that participated in a rights offering in exchange for the issuance of 15,680,000 additional shares of NII Holdings’ new common stock and new notes with an aggregate principal amount of $180.8 million due at maturity. The rights offering provided the holders of NII Holdings’ then-existing senior redeemable notes, and some of our other creditors, the opportunity to purchase a pro rata share of NII Holdings’ new common stock, as well as new notes issued, by NII Holdings (Cayman), one of our wholly-owned subsidiaries. Through the rights offering, Nextel Communications, Inc. purchased $50.9 million of the new notes and 5,696,521 shares of the common stock issued, together with 1,422,167 shares of common stock that NII Holdings issued to Nextel Communications, Inc. in connection with the cancellation of NII Holdings’ senior redeemable notes and in satisfaction of claims by Nextel Communications, Inc. under our 1997 tax sharing agreement. Nextel Communications, Inc. owned about 35.6% of NII Holdings’ issued and outstanding shares of new common stock as of November 12, 2002. MacKay Shields owned or controlled about 21.8% of NII Holdings’ common stock as of November 12, 2002. The new notes are senior secured obligations that accrue interest at a rate of approximately 13% per annum, compounded quarterly, through October 31, 2004, which interest is added to principal, and accrues interest thereafter at a rate of approximately 13% per annum, compounded quarterly and payable in cash quarterly. The new notes mature on November 1, 2009. The repayment of the new notes is fully, unconditionally and irrevocably guaranteed by NII Holdings and certain of our subsidiaries and affiliates; and

•	NII Holdings entered into a new spectrum use and build-out agreement with Nextel Communications, Inc. with respect to certain areas on the border between the United States and Mexico. Under the agreement, we received $25.0 million of a total payment of $50.0 million, with the remaining $25.0 million placed in escrow to be distributed as costs are incurred during the completion of the network build-out.

      We also reached an agreement with the creditors to our Argentina credit facilities to repurchase the outstanding balance owed to such creditors by our Argentine operating company for $5.0 million in cash and 400,000 shares of NII Holdings’ new common stock, or 2% of all shares of new common stock outstanding on November 12, 2002.

      As a result of these transactions, as of December 31, 2002, NII Holdings currently had 20,000,000 shares of new common stock outstanding. In addition, on November 12, 2002, its board of directors approved the grant of options to officers, directors and employees to purchase 2,219,100 shares of NII Holdings’ new common stock under its new 2002 Management Incentive Plan.

      Because our plan of reorganization was approved by the Bankruptcy Court on October 28, 2002, for financial reporting purposes we used an effective date of October 31, 2002 and applied fresh-start accounting to our consolidated balance sheet as of that date in accordance with SOP 90-7. We adopted fresh-start accounting because the holders of our existing voting shares immediately before filing and confirmation of our plan of reorganization received less than 50% of the voting shares of the emerging company and our reorganization value, which served as the basis for our reorganization plan approved by the Bankruptcy Court, was less than our post petition liabilities and allowed claims, as shown below (in thousands):

Post petition current liabilities	$8,482
Liabilities deferred under the Chapter 11 proceeding	2,446,174

Total post petition liabilities and allowed claims	2,454,656
Total reorganization value	(475,800)

Excess of liabilities over reorganization value	$1,978,856

      Under fresh-start accounting, a new reporting entity is considered to be created and we adjusted the recorded amounts of assets and liabilities to reflect their estimated fair values at the date fresh-start accounting is applied. Accordingly, the reorganization value of our company of $475.8 million represents the total fair value that we allocated to the assets and liabilities of our consolidated reorganized company in conformity with Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations.”

      Our financial advisors advised us with respect to the total reorganization value of our company and the reorganization equity value of our company of $50.0 million. Our financial advisors used two methodologies to derive the estimated total reorganization value: (a) the application of comparable public company multiples to our historical and projected financial results, and (b) a calculation of the present value of our free cash flows under our revised business plan using financial projections through 2007, including an assumption for a terminal value, discounted back at our estimated post-restructuring weighted average cost of capital. In deriving the total reorganization value our financial advisors considered our market share and position, competition and general economic considerations, projected revenue growth, potential profitability, working capital requirements and other relevant factors.

      As a result of our reorganization, during the ten months ended October 31, 2002, we recognized a one-time, non-recurring non-cash gain of about $2.4 billion on the extinguishment of our senior notes and related accrued interest. See Note 1 to our audited consolidated financial statements included at the end of this annual report on Form 10-K for a description of the fresh-start accounting adjustments that we recorded.

      Sale of Nextel Philippines. In November 2002, we sold all of our remaining direct and indirect ownership interests in Nextel Philippines. See Note 5 to our audited consolidated financial statements included at the end of this annual report on Form 10-K for further information. As a result of this sale, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have presented the financial results of Nextel Philippines as discontinued operations in our consolidated statements of operations for all periods presented.

      Communication Towers Sale-Leaseback. On December 10, 2002, we announced the signing of a definitive agreement with American Tower Corporation for the sale and leaseback by certain of our subsidiaries of at least 535 communication towers for an aggregate purchase price of $100.0 million. Rental payments on such communication towers will be made in local currency. The transaction will close in stages subject to customary closing conditions. American Tower has also agreed to acquire, build or co-locate up to 250 additional cell sites to our incremental network build-out, of which at least 100 cell sites must be co-locations on American Tower’s existing towers. The remaining 150 cell sites, if not co-located on American Tower’s existing towers, will be part of a build-to-suit program, which is expected to be completed over the next three years. As a result of provisions in the sale-leaseback agreement that provide for some continuing involvement by us, we will account for the sale as a financing arrangement and not recognize a gain or loss from the sale. We will maintain the communication tower assets on our books and continue to depreciate them. We will treat the proceeds received as a financing obligation that will be repaid through monthly rent payments.

      The first closing occurred on December 17, 2002 under which our Mexican operating company sold 140 towers for proceeds of $26.2 million. Since we present the accounts of our foreign operating companies utilizing accounts as of a date one month earlier than the accounts of our U.S. subsidiaries, the proceeds from the sale of towers are not reflected in our year-end cash balance.

      During 2003, additional tower sale-leaseback closings occurred as follows:

•	in January 2003, our Mexican operating company sold an additional 83 towers for $15.5 million in proceeds;

•	in February 2003, our Brazilian operating company sold 64 towers for $8.6 million in proceeds; and

•	in March 2003, our Mexican operating company sold an additional 33 towers for $6.2 million in proceeds.

      Interest Rate Swap. In February 2003, we entered into an interest rate swap agreement to hedge the variability of future cash flows associated with our $225.0 million variable interest rate international Motorola equipment financing facility. Under the interest rate swap, we agreed to exchange the difference between the variable LIBOR-based interest rate, and a fixed rate, based on a notional amount of $225.0 million. The interest rate swap will fix the amount of interest expense associated with our Motorola facility commencing on June 30, 2003 and continuing over the life of the facility based on a fixed rate of about 7.99% per year. We expect that the interest rate swap will qualify for cash flow hedge accounting under SFAS No. 133.

          Critical Accounting Judgments

      The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.

      The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results. For additional information see Note 2 to our audited consolidated financial statements included at the end of this annual report on Form 10-K.

      Revenue Recognition. While our revenue recognition policy does not require the exercise of significant judgment or the use of significant estimates, we believe that our policy is significant as revenue is a key component of our results of operations.

      Operating revenues primarily consist of wireless service revenues and revenues generated from the sale of digital handsets and accessories. Service revenues primarily include fixed monthly access charges for digital mobile telephone service and digital two-way radio and other services, revenues from calling party pays programs and variable charges for airtime and digital two-way radio usage in excess of plan minutes and long-distance charges derived from calls placed by our customers.

      We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts. We recognize excess usage and long distance and calling party pays revenue at contractual rates per minute as minutes are used.

      We bill excess usage to our customers in arrears. In order to recognize the revenues originated from excess usage, we estimate the unbilled portion based on the usage that the handset had during the part of the month already billed, and we use this actual usage to estimate the unbilled usage for the rest of the month taking into consideration working days and seasonality. Our estimates are based on our experience in each market. We periodically evaluate our estimation methodology and process by comparing our estimates to actual excess usage revenue billed the following month. As a result, actual usage could differ from our estimates.

      From January 1, 2000 through October 31, 2002, we recognized revenue from handset sales on a straight-line basis over the expected customer relationship periods of up to four years, starting when the customer took title. Effective November 1, 2002, in connection with our adoption of fresh-start accounting in accordance with SOP 90-7, we revised our revenue recognition policy in connection with our adoption of Emerging Issues Task Force, or EITF, Issue No. 00-21. We believe that we meet the criteria contained in EITF No. 00-21 for separately accounting for sales of our handsets, namely, our handsets have value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of the wireless service that we provide; and delivery of wireless service is probable and substantially in our control. As a result, we now recognize all revenue from sales and related cost of sales of handsets when title and risk of loss passes to the customer. This change did not impact our operating income for the two months ended December 31, 2002 and will not change operating income in future periods.

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

      Valuation of Long-Lived Assets. We review long-lived assets such as property, plant and equipment and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. This review resulted in impairment charges for all of our long-lived assets in 2001. Additionally this review resulted in an impairment charge to our long-lived assets in Argentina in 2002. As a result of our application of fresh-start accounting upon our emergence from reorganization on November 12, 2002 we were required to estimate the fair values of our assets and liabilities, including long-lived assets.

      A review of our long-lived assets requires us to make estimates of our undiscounted cash flows over several years into the future in order to determine whether our long-lived assets were impaired. If the total of the expected undiscounted future cash flows is less than the carrying amount of the assets, we are required to make estimates of the fair value of our long-lived assets in order to calculate the loss, if any, equal to the difference between the fair value and carrying value of the assets. We make significant assumptions and estimates in this process regarding matters that are inherently uncertain, such as future cash flows, remaining useful lives, discount rates and growth rates. The resulting cash flows are computed over an extended period of time, which subjects those assumptions and estimates to an even larger degree of uncertainty. When known and available, we also use comparable values of similar businesses in lieu of or to corroborate the results from the discounted cash flows approach, although this is generally not entirely comparable since our network technology is proprietary, not widely adopted and relies on the efforts of primarily one vendor for infrastructure, handsets, development and maintenance activities. In conducting these valuations, we generally engage an independent third party valuation expert to review and validate our methodology and conclusions. While we believe that the estimates we used were reasonable, different assumptions regarding these future cash flows, discount rates and growth rates could materially affect our valuations.

      Depreciation of Property, Plant and Equipment. Our business is capital intensive because of our digital mobile networks. We record at cost our digital network assets and other improvements that in management’s opinion, extend the useful lives of the underlying assets, and depreciate the assets over their estimated useful lives. Our digital mobile networks are highly complex and, due to constant innovation and enhancements, certain components of the networks may lose their utility faster than anticipated. We periodically reassess the economic life of these components and make adjustments to their expected lives after considering historical experience and capacity requirements, consulting with the vendor and assessing new product and market demands and other factors. When these factors indicate network components may not be useful for as long as anticipated, we depreciate the remaining book value over the remaining useful lives. Further, the timing and deployment of any new technologies could affect the estimated remaining useful lives of our digital network assets, which could have a significant impact on our results of operations in the future.

      Amortization of Intangible Assets. We record our licenses at historical cost and amortize them using the straight-line method based on estimated useful lives of 20 years. Our licenses and the requirements to maintain the licenses are subject to renewal after the initial term, provided that we have complied with applicable rules and policies. We intend to comply and believe we have complied with these rules and policies in all material respects. However, because governmental authorities have discretion as to the grant or renewal of licenses, our licenses may not be renewed, which could have a significant impact on our estimated useful lives. This would affect our results of operations in the future.

      We amortize our customer bases over their respective estimated useful lives, generally two to three years. We amortize the “Nextel” tradename in each of the countries in which we operate over the estimated remaining useful lives of our licenses, generally 16 to 17 years.

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

      Because average exchange rates are used to translate the operations of our non-U.S. subsidiaries, our operating companies’ trends may be impacted by the translation. For example, in-country U.S. dollar-based trends may be accentuated or attenuated by changes in translation rates.

      The effects of changes in exchange rates associated with U.S. dollar denominated intercompany loans to our foreign subsidiaries that are of a long-term investment nature are reported as part of the cumulative foreign currency translation adjustment in our consolidated financial statements. We view the intercompany loans from our U.S. subsidiaries to Nextel Brazil as of a long-term investment nature. In contrast, the effects of exchange rates associated with U.S. dollar denominated intercompany loans to our foreign subsidiaries that are due, or for which repayment is anticipated, in the foreseeable future, are reported as foreign currency transaction (losses) gains, net in our consolidated statements of operations. As a result, our determination of whether intercompany loans are of a long-term investment nature can have a significant impact on the calculation of foreign currency transaction (losses) gains and the foreign currency translation adjustment.

      Loss Contingencies. We account for and disclose loss contingencies such as pending litigation and actual or possible claims and assessments in accordance with SFAS No. 5, “Accounting for Contingencies.” SFAS No. 5 requires us to make judgments regarding future events, including an assessment relating to the likelihood that a loss has occurred and an estimate of the amount of such loss. In assessing loss contingencies, we often seek the assistance of legal counsel. As a result of the significant judgment required in assessing and estimating loss contingencies, actual losses realized in future periods could differ significantly from our estimates.

      Reporting Under Chapter 11. Our consolidated financial statements for the two months ended December 31, 2002 and ten months ended October 31, 2002 included at the end of this annual report on 10-K reflect accounting and reporting policies required by SOP 90-7.

      These policies include the following:

      While we were in Chapter 11 reorganization, we segregated and classified as liabilities subject to compromise in our balance sheet those liabilities and obligations whose treatment and satisfaction were dependent on the outcome of our reorganization. If as of the date of our balance sheet there was uncertainty about whether a secured claim was under secured or impaired under our plan of reorganization, we included the entire amount of the claim in liabilities subject to compromise. Only those liabilities that were obligations of or guaranteed by NII Holdings or NII Holdings (Delaware), Inc. were included in liabilities subject to compromise. Amounts reported in liabilities subject to compromise during the year may vary significantly from the stated amounts of proofs of claim filed with the Bankruptcy Court.

      We classified in reorganization items in our accompanying consolidated statements of operations all items of income, expense, gain or loss that were realized or incurred because we were in reorganization. We expensed as incurred professional fees associated with and incurred during our reorganization and reported them as reorganization items. We classified in reorganization items interest income earned by NII Holdings or NII Holdings (Delaware), Inc. that would not have been earned but for our Chapter 11 filing.

      We reported interest expense incurred subsequent to our bankruptcy filing only to the extent that it would be paid during the reorganization or that it was probable as of the date of such balance sheet that it would be an allowed claim. Principal and interest payments could not be made on pre-petition debt subject to compromise without approval from the bankruptcy court or until a plan of reorganization defining the repayment terms was confirmed. Further, the Bankruptcy Code generally disallowed the payment of post-petition interest that accrued with respect to unsecured or under secured claims. As a result, we did not accrue interest that as of the date of such balance sheet we did not believe would be probable of being treated as an allowed claim. We continued to accrue interest expense related to our credit facilities with

Motorola Credit Corporation, as our plan of reorganization that was confirmed by the Bankruptcy Court on October 28, 2002 contemplated the reinstatement in full of these facilities.

      Consistent with SOP 90-7, we applied fresh-start accounting as of October 31, 2002 and adopted accounting principles that were required to be adopted in our financial statements within twelve months of that date. In addition, as described above, on October 31, 2002, we adjusted the carrying values of our long-lived assets to their estimated fair values in accordance with SOP 90-7.

      We previously included going concern and consolidation in our critical accounting judgments as a result of the uncertainty that existed from our reorganization. Since that uncertainty was eliminated in connection with our emergence from reorganization, we no longer consider going concern and consolidation to be critical accounting judgments.

      Stock-Based Compensation. We account for stock-based compensation under the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under APB Opinion No. 25, compensation expense is based on the intrinsic value on the measurement date, calculated as the difference between the fair value of the common stock and the relevant exercise price. We account for stock-based compensation to non-employees at fair value using a Black-Scholes option pricing model in accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation,” and other applicable accounting principles. Since compensation expense is measured based on the estimated fair value of options rather than the intrinsic value, if we had applied SFAS No. 123 to all stock-based compensation, our results of operations would have been different. See Note 2 to our audited consolidated financial statements included at the end of this annual report on Form 10-K for further information surrounding the effect of applying SFAS No. 123 on our results of operations.

          Related Party Transactions.

      Transactions with Nextel Communications, Inc. In connection with our emergence from Chapter 11 reorganization on November 12, 2002, Nextel Communications purchased, through a rights offering, $50.9 million new notes of NII Holdings (Cayman) and 5,696,521 shares of the common stock issued, together with 1,422,167 shares of common stock that NII Holdings issued to Nextel Communications in connection with the cancellation of our senior redeemable notes and in satisfaction of claims by Nextel Communications under our 1997 tax sharing agreement. As a result, Nextel Communications owned about 35.6% of our issued and outstanding shares of new common stock as of December 31, 2002.

      The following are descriptions of other significant transactions consummated with Nextel Communications on November 12, 2002 under our confirmed plan of reorganization. See “Item 13. — Certain Relationships and Related Transactions — Transactions with Nextel Communications” for additional information.

          New Spectrum Use and Build-Out Agreement

      On November 12, 2002, we and Nextel Communications entered into a new spectrum use and build-out agreement. Under this agreement, certain of our subsidiaries committed to complete the construction of our network in selected markets in the Mexican State of Baja California, Mexico, in exchange for $25.0 million in proceeds from Nextel Communications and an additional $25.0 million that Nextel Communications placed in escrow to be disbursed as costs are incurred in connection with the build-out. The balance of the escrowed funds will be disbursed at the earlier of 18 months or completion of the build-out.

          Tax Cooperation Agreement with Nextel Communications

      We had a tax sharing agreement with Nextel Communications, dated January 1, 1997, which was in effect through November 11, 2002. On November 12, 2002, we terminated the tax sharing agreement and entered into a tax cooperation agreement with Nextel Communications under which we and Nextel

Communications agreed to retain, for 20 years following the effective date of our plan of reorganization, books, records, accounting data and other information related to the preparation and filing of consolidated tax returns filed for Nextel Communications’ consolidated group.

          Amended and Restated Overhead Services Agreement with Nextel Communications

      We had an overhead services agreement with Nextel Communications in effect through November 11, 2002. On November 12, 2002, we entered into an amended and restated overhead services agreement, under which Nextel Communications will provide us, for agreed upon service fees, certain (i) information technology services, (ii) payroll and employee benefit services, (iii) procurement services, (iv) engineering and technical services, (v) marketing and sales services, and (vi) accounts payable services. Either we or Nextel Communications can terminate one or more of the other services at any time with 30 days advance notice. Effective January 1, 2003, we no longer use Nextel Communications’ payroll and employee benefit services, procurement services or accounts payable services.

          Third Amended and Restated Trademark License Agreement with Nextel Communications

      On November 12, 2002, we entered into a third amended and restated trademark license agreement with Nextel Communications, which superseded a previous trademark license agreement. Under the new agreement, Nextel Communications granted to us an exclusive, royalty-free license to use within Latin America, excluding Puerto Rico, certain trademarks, including but not limited to the mark “Nextel”. The license continues indefinitely unless terminated by Nextel Communications upon 60 days notice if we commit any one of several specified defaults and fail to cure the default within a 60 day period. Under a side agreement, until the sooner of November 12, 2007 or the termination of the new agreement, Nextel Communications agreed to not offer iDEN service in Latin America, other than in Puerto Rico, and we agreed to not offer iDEN service in the United States.

          Standstill Agreement

      As part of our Revised Third Amended Joint Plan of Reorganization, we, Nextel Communications and certain of our noteholders entered into a Standstill Agreement, pursuant to which (i) Nextel Communications and its affiliates agreed not to purchase (or take any other action to acquire) any of our equity securities, or other securities convertible into our equity securities, that would result in Nextel Communications and its affiliates holding, in the aggregate, more than 49.9% of the equity ownership of us on a fully diluted basis without prior approval of a majority of the non-Nextel Communications members of the Board of Directors and (ii) we agreed not to take any action that would cause Nextel Communications to hold more than 49.9% of the common equity of us on a fully diluted basis.

      Transactions with Motorola, Inc. We have a number of important strategic and commercial relationships with Motorola. We purchase handsets and accessories and a substantial portion of our digital mobile network equipment from Motorola. Our equipment purchase agreements with Motorola govern our rights and obligations regarding purchases of digital mobile network equipment manufactured by Motorola. We have minimum purchase commitments under these agreements that if not met subject us to payments based on a percentage of the commitment shortfall. We also have various equipment and handset financing agreements with Motorola. We and Motorola have agreed to warranty and maintenance programs and specified indemnity arrangements. We also pay Motorola for handset service and repair and training and are reimbursed for costs we incur under various marketing and promotional arrangements. See “Item 13. Certain Relationships and Related Transactions — Transactions with Motorola, Inc.” for additional information.

      As further discussed in Note 4 to the audited consolidated financial statements included at the end of this annual report of Form 10-K, on November 12, 2002, as part of our plan of reorganization, we also entered into a new $225.0 million master equipment financing agreement and a new $103.2 million equipment financing agreement and repaid the outstanding balance of $56.7 million plus accrued interest of $3.7 million on our international Motorola incremental equipment financing facility.

B. Results of Operations

      Operating revenues primarily consist of wireless service revenues and revenues generated from the sale of digital handsets and accessories. Service revenues primarily include fixed monthly access charges for digital mobile telephone service and digital two-way radio and other services, revenues from calling party pays programs and variable charges for airtime and digital two-way radio usage in excess of plan minutes and long distance charges derived from calls placed by our customers. See “Revenue Recognition” above and Note 2 to our audited consolidated financial statements included at the end of this annual report on Form 10-K for a description of a recent change in our revenue recognition method related to digital handsets.

      Average monthly revenues per unit, which we refer to as ARPU, is an industry term that measures service revenues, net of any credits and adjustments, per month from our subscribers divided by the weighted average number of digital handsets in commercial service for that month. For purposes of calculating ARPU, we determine the average number of digital handsets in commercial service for the applicable period as of a date one month earlier than the accounts of our U.S. subsidiaries. Our consolidated ARPU was about $50 for the twelve-month period ended December 31, 2002 and $53 for the year ended December 31, 2001. The decrease in consolidated ARPU resulted mostly from the weakening of the functional currencies used by our markets against the U.S. dollar.

      Cost of revenues primarily includes the cost of providing wireless service and the cost of digital handset and accessory sales. Cost of providing service consists largely of costs of interconnection with local exchange carrier facilities and direct switch and transmitter and receiver site costs, including property taxes, insurance costs, utility costs, maintenance costs and rent for the network switches and sites used to operate our digital mobile networks. Interconnection costs have fixed and variable components. The fixed component of interconnection costs consists of monthly flat-rate fees for facilities leased from local exchange carriers. The variable component of interconnection costs, which fluctuates in relation to the volume and duration of wireless calls, generally consists of per-minute use fees charged by wireline and wireless providers for wireless calls from our digital handsets terminating on their networks. Cost of digital handset and accessory sales consists largely of the cost of the handset and accessories, order fulfillment and installation related expenses, as well as write-downs of digital handset and related accessory inventory for shrinkage or obsolescence.

      Our operating revenues and the variable component of our cost of handset and accessory sales are primarily driven by the number of digital handsets in service and not necessarily by the number of customers, as one customer may purchase one or many digital handsets.

      Selling and marketing expenses includes all of the marketing, sales and fulfillment expenses related to acquiring customers and provisioning digital wireless service. General and administrative expenses include expenses related to billing, customer care, collections including bad debt, management information systems, and corporate overhead.

      The widespread global economic slowdown, particularly in Latin America, the weakness of the telecommunications industry, and the lack of available new capital led us to revise our business plan substantially in the fourth quarter of 2001. The revised business plan provides for a less aggressive growth strategy that targets conservation of cash resources by slowing enhancement and expansion of our networks and reducing subscriber growth and operating expenses. Our limited sources of available funding required us to significantly reduce the financing of continued subscriber growth and network expansion in most of our markets. In late 2001 we ceased funding our Philippine operating company. During 2002, we focused on cash conservation and directed our available funding predominantly toward continuing the growth of our Mexican operations. We made this decision based on our Mexican operating company’s operating performance, future growth prospects and economic conditions in Mexico, as well as other relevant factors. During 2002, we provided substantially less funding to our other markets in Brazil, Argentina and Peru. As a result, growth in these markets has slowed considerably compared to historical growth levels. Following our emergence from Chapter 11 reorganization, our focus continues to be on liquidity, cash flow and profitable growth.

      Our financial results for 2002 include separate operating results prior to our emergence from bankruptcy, which we refer to as the “Predecessor Company,” and operating results after our emergence from bankruptcy, which we refer to as the “Successor Company,” reflecting the application of fresh-start accounting that resulted from our Chapter 11 reorganization. Although we emerged from Chapter 11 on November 12, 2002, because the plan was confirmed by the Bankruptcy Court on October 28, 2002, we accounted for the consummation of the plan as of October 31, 2002 for financial reporting purposes.

     1. Combined Period Ended December 31, 2002 vs. Year Ended December 31, 2001

      For purposes of comparison to 2001, the results of operations for the ten months ended October 31, 2002 have been combined with the results of operations for the two months ended December 31, 2002. However, as a result of the application of fresh-start accounting rules under SOP 90-7 and other events related to the Company’s reorganization, the Predecessor Company’s financial statements for the ten months ended October 31, 2002 are not directly comparable to the Successor Company’s financial statements for the two months ended December 31, 2002. For the same reasons, the combined consolidated results of operations for the year ended December 31, 2002 are not fully comparable to the consolidated results of operations for the year ended December 31, 2001.

      Under Statement of Financial Accounting Standards No. 131, “Segment Reporting,” we evaluate performance of our segments and allocate resources to them based on their segment earnings (losses). We also use segment earnings (losses) as a measurement of liquidity. We define segment earnings (losses) as income (loss) before interest, taxes, depreciation and amortization, foreign currency transaction losses (gains), net and other charges, such as reorganization items and impairment, restructuring and other charges. The following is a discussion of our results of operations on a consolidated basis, in each of our reportable segments and in corporate and other and a reconciliation of consolidated segment earnings (losses) to net income (loss) and to net cash provided by (used in) operating activities.

          a. Consolidated

	Successor	Predecessor
	Two Months	Ten Months	Combined	% of		% of	Change from
	Ended	Ended	Year Ended	Consolidated	Year Ended	Consolidated	Previous Year
	December 31,	October 31,	December 31,	Operating	December 31,	Operating
	2002	2002	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in thousands)
Operating revenues	$143,278	$637,095	$780,373	100%	$662,446	100%	$117,927	18%
Cost of revenues	(49,498)	(252,577)	(302,075)	(39)%	(323,536)	(49)%	21,461	(7)%

Gross margin	93,780	384,518	478,298	61%	338,910	51%	139,388	41%
Selling and marketing expenses	(18,937)	(107,912)	(126,849)	(16)%	(204,840)	(31)%	77,991	(38)%
General and administrative expenses	(27,546)	(154,432)	(181,978)	(23)%	(221,839)	(33)%	39,861	(18)%

Segment earnings (losses)	47,297	122,174	169,471	22%	(87,769)	(13)%	257,240	(293)%
Impairment, restructuring and other charges	—	(15,808)	(15,808)	(2)%	(1,581,164)	(239)%	1,565,356	(99)%
Depreciation and amortization	(11,075)	(64,977)	(76,052)	(10)%	(218,562)	(33)%	142,510	(65)%

Operating income (loss)	36,222	41,389	77,611	10%	(1,887,495)	(285)%	1,965,106	(104)%
Interest expense, net	(8,672)	(147,651)	(156,323)	(20)%	(283,981)	(43)%	127,658	(45)%
Reorganization items, net	—	2,180,223	2,180,223	279%	—	—	2,180,223	NM
Gain on extinguishment of debt, net	—	101,598	101,598	13%	—	—	101,598	NM
Foreign currency transaction gains (losses), net	1,357	(183,136)	(181,779)	(23)%	(61,282)	(9)%	(120,497)	197%
Realized losses on investments, net	—	—	—	—	(151,291)	(23)%	151,291	(100)%
Equity in gain of unconsolidated affiliates	—	—	—	—	9,640	2%	(9,640)	(100)%
Other expense, net	(1,557)	(8,918)	(10,475)	(1)%	(4,181)	(1)%	(6,294)	151%

Income (loss) from continuing operations before income tax (provision) benefit	27,350	1,983,505	2,010,855	258%	(2,378,590)	(359)%	4,389,445	(185)%
Income tax (provision) benefit	(4,449)	(26,185)	(30,634)	(4)%	68,750	10%	(99,384)	(145)%

Income (loss) from continuing operations	22,901	1,957,320	1,980,221	254%	(2,309,840)	(349)%	4,290,061	(186)%
Income (loss) from discontinued operations	19,665	(2,277)	17,388	2%	(187,481)	(28)%	204,869	(109)%

Net income (loss)	$42,566	$1,955,043	$1,997,609	256%	$(2,497,321)	(377)%	$4,494,930	(180)%

NM-Not Meaningful

		Predecessor
	Successor			Predecessor
	Two Months	Ten Months	Combined
	Ended	Ended	Year Ended	Year Ended
	December 31,	October 31,	December 31,	December 31,
	2002	2002	2002	2001

	(in thousands)
Cash flows from operating activities:
Net income (loss)	$42,566	$1,955,043	$1,997,609	$(2,497,321)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on extinguishment of debt, net	—	(101,598)	(101,598)	—
Reorganization items, including fresh-start valuation adjustments	—	(2,198,522)	(2,198,522)	—
Amortization of debt financing costs and accretion of senior redeemable notes	3,250	67,537	70,787	187,302
Depreciation and amortization	11,217	65,356	76,573	234,556
Provision for losses on accounts receivable	634	17,484	18,118	40,902
Foreign currency transaction losses, net	2,001	185,284	187,285	69,854
Equity in gains of unconsolidated affiliates	—	—	—	(9,640)
Minority interest in losses of subsidiaries	—	—	—	—
Impairment, restructuring and other charges	—	7,968	7,968	1,741,007
Realized losses on investments	—	—	—	151,291
Gain on sale of discontinued operations	(23,475)	—	(23,475)	—
Deferred income tax benefit	(100)	(448)	(548)	(131,005)
Stock-based compensation	—	(382)	(382)	(17)
Other, net	834	3,746	4,580	5,848
Change in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(5,583)	11,698	6,115	(80,339)
Handset and accessory inventory	152	4,300	4,452	1,466
Prepaid expenses and other assets	(3,562)	30,308	26,746	1,631
Accounts payable, accrued expenses and other	(3,095)	30,713	27,618	152,464
Proceeds from spectrum sharing agreement	—	25,000	25,000	—

Net cash provided by (used in) operating activities	$24,839	$103,487	$128,326	$(132,001)

1.     Operating revenues

      The $117.9 million, or 18%, increase in consolidated operating revenues from the year ended December 31, 2001 to the year ended December 31, 2002 is mainly due to an 18% increase in consolidated wireless service and other revenues from $634.7 million for the year ended December 31, 2001 to $748.0 million for the year ended December 31, 2002 primarily due to a 26% increase in average consolidated digital handsets in service, partially offset by a decrease in consolidated ARPU from about $53 during 2001 to about $50 during 2002, largely as a result of the depreciation of the Argentine peso and Brazilian real against the U.S. dollar.

2.     Cost of revenues

      The $21.5 million, or 7%, decrease in consolidated cost of revenues from the year ended December 31, 2001 to the year ended December 31, 2002 is mainly due to a 29% decrease in consolidated cost of digital equipment sales from $150.5 million for the year ended December 31, 2001 to $107.2 million for the year ended December 31, 2002, as a result of a 36% decrease in total digital handsets sold.

      This decrease was partially offset by a 13% increase in cost of service revenues from $173.0 million for the year ended December 31, 2001 to $194.9 million for the year ended December 31, 2002, primarily due to a 12% increase in consolidated interconnect costs as result of a 44% increase in total minutes of use over the same period, and a 15% increase in consolidated switch and transmitter and receiver site costs, including rent, utility costs and insurance costs related to a 14% increase in the total number of transmitter and receiver sites in service from December 31, 2001 to December 31, 2002.

3.     Selling and marketing expenses

      The $78.0 million, or 38%, decrease in consolidated selling and marketing expenses from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily a result of the following:

•	a $55.3 million decrease in commissions and related sales costs, including a $27.8 million, or 39%, decrease in direct commissions and payroll costs, and a $27.5 million, or 39%, decrease in commissions earned by our indirect dealers and distributors both resulting from lower digital handsets sales in all our markets during 2002; and

•	a $25.0 million, or 51%, decrease in advertising expenses primarily due to our shift to less costly advertising programs, and a $4.0 million, or 30%, decrease in marketing costs primarily due to cash conservation initiatives in all our markets.

These decreases were partially offset by $6.3 million in rebates for marketing expenses earned by our markets in the first quarter of 2001, which reduced total selling and marketing expenses in that period.

4.     General and administrative expenses

      The $39.9 million, or 18%, decrease in consolidated general and administrative expenses from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily a result of the following:

•	a $21.8 million, or 15%, decrease in information technology expenses and general and corporate expenses as a result of cash conservation initiatives and the depreciation of the Argentine peso and Brazilian real as compared to the U.S. dollar during 2002; and

•	a $21.7 million, or 56%, decrease in bad debt expense, which decreased as a percentage of consolidated operating revenues from 5.9% for year ended December 31, 2001 to 2.2% for the year ended December 31, 2002, primarily due to the implementation of stricter credit policies and improved collections procedures across all our markets.

These decreases were partially offset by a $3.6 million or 10% increase in expenses related to billing, collection, customer retention and customer care activities driven by a 26% increase in our average consolidated digital handsets in service.

5.     Impairment, restructuring and other charges

      During the year ended December 31, 2002, we recorded $15.8 million in impairment, restructuring and other charges related to workforce reductions in some of our markets, legal fees related to our debt restructuring and an impairment charge to further write down the long-lived assets of our Argentine operating company.

      During the year ended December 31, 2001, we recorded $1,581.2 million in impairment, restructuring and other charges primarily as a result of the write-down of property, plant and equipment and intangible assets recognized in the fourth quarter of 2001. See Note 3 to the consolidated financial statements included at the end of this annual report on Form 10-K for additional information regarding these charges.

6.     Depreciation and amortization

      The $142.5 million decrease in depreciation and amortization from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily a result of the write-downs to all our markets’ long-lived assets that we recorded in the fourth quarter of 2001. These write-downs substantially reduced the cost bases of our long-lived assets, resulting in lower depreciation and amortization charges in 2002.

7.     Interest expense, net

      The $127.7 million decrease in net interest expense from the year ended December 31, 2001 to the year ended December 31, 2002 primarily resulted from applying SOP 90-7, under which we stopped recognizing interest expense on our $2.3 billion of senior redeemable notes on May 24, 2002, the day we filed for Chapter 11 reorganization.

8.     Reorganization items, net

      Reorganization items, net, primarily represent the following gains realized from our reorganization and resulting fresh-start accounting adjustments:

•	a $2,402.9 million net gain on the extinguishment of our senior notes and related accrued interest; and

•	a $37.7 million net gain on the extinguishment of accrued expenses and other.

These gains were partially offset by losses associated with the following write-offs and costs:

•	a $115.1 million charge resulting from adjustments to the carrying values of our long-lived assets and liabilities to estimated fair values in accordance with fresh-start accounting rules;

•	a $92.2 million write off of the unamortized bond discounts on our senior notes;

•	a $31.2 million write off of debt financing costs; and

•	$21.9 million in legal, advisory and employee retention costs.

9.     Gain on extinguishment of debt, net

      The $101.6 million net gain on extinguishment of debt represents a gain we recognized on the settlement of our Argentine credit facility in the fourth quarter of 2002. We repurchased the $107.6 million outstanding balance and accrued interest in exchange for $5.0 million in cash and 400,000 of NII Holdings’ new common stock.

10. Foreign currency transaction gains (losses), net

      The $120.5 million increase in foreign currency transaction losses from $61.3 million to $181.8 million is primarily due to the 66% depreciation of the Argentine peso against the U.S. dollar during 2002, which resulted in $137.5 million in foreign currency transaction losses for Nextel Argentina for the year ended December 31, 2002, as well as the weakening of the Mexican peso, which resulted in a $19.4 million increase in foreign currency transaction losses reported by Nextel Mexico. These increases were partially offset by a $36.3 million decrease in foreign currency transaction losses reported by Nextel Brazil primarily due to the reduction of U.S. dollar denominated exposures.

11. Realized losses on investments, net

      Realized losses on investments, net, for the year ended December 31, 2001 primarily consists of the following:

•	a $188.4 million pre-tax loss that we realized during the third quarter of 2001 as a result of an other-than-temporary reduction in the value of our investment in TELUS Corporation; and

•	a $3.7 million write-off that we recorded in the second quarter of 2001 related to our warrant to purchase shares of China United Telecommunications Corporation upon expiration of the warrant.

These losses were offset by a $41.6 million pre-tax gain that we realized during the fourth quarter of 2001 on the sale of our investment in TELUS.

12. Equity in gain of unconsolidated affiliates

      Equity in gain of unconsolidated affiliates represents a $9.6 million gain realized during the fourth quarter of 2001 on the sale of our minority interest investment in NEXNET, our Japanese affiliate.

13. Other expense, net

      The $6.3 million increase in other expense, net, from the year ended December 31, 2001 to the year ended December 31, 2002 is principally due to $9.5 million of TELUS dividends, partially offset by

$3.2 million in initial public offering costs recorded in 2001. The remaining items included in other expense, net are mainly non-operating tax related charges.

14. Income tax (provision) benefit

      The income tax provision for the year ended December 31, 2002 relates primarily to taxable operating company profits. The income tax benefit for the year ended December 31, 2001 relates primarily to the write-off of deferred tax liabilities resulting from our asset write-downs in accordance with SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed Of”, recorded during the fourth quarter of 2001.

15. Income (loss) from discontinued operations

      In November 2002, we sold our remaining direct and indirect ownership interests in Nextel Philippines. Our income from discontinued operations is $17.4 million, which represents Nextel Philippines’ operating losses through November 30, 2002 of $6.1 million and the impact of the final sale resulting in a gain of $23.5 million.

     Segment Results

      Except for Chile, we refer to our operating companies by the countries in which they operate, such as Nextel Mexico, Nextel Brazil, Nextel Peru, and Nextel Argentina. The tables below provide a summary of the components of our consolidated segments for the combined period ended December 31, 2002 and year ended December 31, 2001. The results of our Chilean operating companies are included in “Corporate and other.”

						% of
						Consolidated		% of
		% of		% of	Selling,	Selling,		Consolidated
Combined		Consolidated		Consolidated	General and	General and	Segment	Segment
Year Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings	Earnings
December 31, 2002	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)	(Losses)

	(dollars in thousands)
Nextel Mexico	$447,238	57%	$(152,292)	50%	$(152,505)	49%	$142,441	84%
Nextel Brazil	174,770	22%	(87,510)	29%	(68,947)	22%	18,313	11%
Nextel Peru	82,740	11%	(36,606)	12%	(24,465)	8%	21,669	13%
Nextel Argentina	74,517	10%	(23,917)	8%	(35,314)	12%	15,286	9%
Corporate and other	1,600	—	(2,242)	1%	(27,596)	9%	(28,238)	(17)%
Intercompany eliminations	(492)	—	492	—	—	—	—	—

Total consolidated	$780,373	100%	$(302,075)	100%	$(308,827)	100%	$169,471	100%

						% of
						Consolidated		% of
		% of		% of	Selling,	Selling,		Consolidated
		Consolidated		Consolidated	General and	General and	Segment	Segment
Year Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings	Earnings
December 31, 2001	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)	(Losses)

	(dollars in thousands)
Nextel Mexico	$289,335	44%	$(118,621)	37%	$(154,781)	36%	$15,933	18%
Nextel Brazil	171,138	26%	(116,508)	36%	(121,940)	29%	(67,310)	(77)%
Nextel Peru	64,952	10%	(31,077)	9%	(28,505)	7%	5,370	6%
Nextel Argentina	135,320	20%	(55,395)	17%	(77,535)	18%	2,390	3%
Corporate and other	2,240	—	(2,234)	1%	(44,158)	10%	(44,152)	(50)%
Intercompany eliminations	(539)	—	299	—	240	—	—	—

Total consolidated	$662,446	100%	$(323,536)	100%	$(426,679)	100%	$(87,769)	(100)%

          b. Nextel Mexico

		Predecessor
	Successor	Ten		% of		% of
	Two Months	Months	Combined	Nextel		Nextel	Change from
	Ended	Ended	Year Ended	Mexico’s	Year Ended	Mexico’s	Previous Year
	December 31,	October 31,	December 31,	Operating	December 31,	Operating
	2002	2002	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in thousands)
Operating revenues	$95,682	$351,556	$447,238	100%	$289,335	100%	$157,903	55%
Cost of revenues	(29,313)	(122,979)	(152,292)	(34)%	(118,621)	(41)%	(33,671)	28%

Gross margin	66,369	228,577	294,946	66%	170,714	59%	124,232	73%
Selling and marketing expenses	(12,524)	(66,525)	(79,049)	(18)%	(87,257)	(30)%	8,208	(9)%
General and administrative expenses	(12,785)	(60,671)	(73,456)	(16)%	(67,524)	(24)%	(5,932)	9%

Segment earnings	41,060	101,381	142,441	32%	15,933	5%	126,508	794%
Impairment, restructuring and other charges	—	—	—	—	(433,945)	(150)%	433,945	(100)%
Depreciation and amortization	(10,256)	(43,648)	(53,904)	(12)%	(67,106)	(23)%	13,202	(20)%

Operating income (loss)	30,804	57,733	88,537	20%	(485,118)	(168)%	573,655	(118)%
Interest expense, net	(1,177)	(2,483)	(3,660)	(1)%	(5,245)	(2)%	1,585	(30)%
Foreign currency transaction (losses) gains, net	(409)	(17,194)	(17,603)	(4)%	1,816	1%	(19,419)	NM
Reorganization items, net	—	(46,814)	(46,814)	(10)%	—	—	(46,814)	NM
Other expense, net	(1,456)	(3,071)	(4,527)	(1)%	(954)	—	(3,573)	375%

Income (loss) before income tax	$27,762	$(11,829)	$15,933	4%	$(489,501)	(169)%	$505,434	(103)%

NM-Not Meaningful

1.     Operating revenues

      Nextel Mexico’s operating revenues for the years ended December 31, 2002 and 2001 are as follows:

		Predecessor
	Successor	Ten
	Two Months	Months	Combined		Increase from
	Ended	Ended	Year Ended	Year Ended	Previous Year
	December 31,	October 31,	December 31,	December 31,
	2002	2002	2002	2001	Dollars	Percent

	(dollars in thousands)
Wireless service and other revenues	$92,272	$339,991	$432,263	$280,254	$152,009	54%
Digital handset and accessory sales	3,410	11,565	14,975	9,081	5,894	65%

Total operating revenues	$95,682	$351,556	$447,238	$289,335	$157,903	55%

      The $152.0 million, or 54%, increase in wireless service and other revenues from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily due to the following:

•	a 48% increase in the average number of digital handsets in service from the year ended December 31, 2001 to the year ended December 31, 2002 resulting from growth in Nextel Mexico’s existing markets and a continued emphasis on maintaining brand awareness; and

•	the successful introduction of new monthly service plans that have generated higher ARPU on a U.S. dollar basis, which increased from about $73 for the year ended December 31, 2001 to about $78 for the year ended December 31, 2002.

      Although the total number of handsets sold in Mexico decreased from the year ended December 31, 2001 to the year ended December 31, 2002, digital handset and accessory sales revenues increased mainly as a result of the 48% increase in the average number of digital handsets in service.

2.     Cost of revenues

      Nextel Mexico’s cost of revenues for the years ended December 31, 2002 and 2001 are as follows:

		Predecessor
	Successor	Ten
	Two Months	Months	Combined		Increase from
	Ended	Ended	Year Ended	Year Ended	Previous Year
	December 31,	October 31,	December 31,	December 31,
	2002	2002	2002	2001	Dollars	Percent

	(dollars in thousands)
Cost of providing wireless services and other	$16,169	$72,166	$88,335	$57,011	$31,324	55%
Cost of digital handset and accessory sales	13,144	50,813	63,957	61,610	2,347	4%

Total cost of revenues	$29,313	$122,979	$152,292	$118,621	$33,671	28%

      The $31.3 million, or 55%, increase in cost of providing wireless services and other is primarily attributable to the following factors:

•	an increase in variable costs related to interconnect fees resulting from a 99% increase in total system minutes of use from the year ended December 31, 2001 to the year ended December 31, 2002, mainly due to the increased number of handsets in service and the implementation of usage volume-based promotions; and

•	an increase in fixed costs related to direct switch and transmitter and receiver site costs, including rent, utility and warranty costs that Nextel Mexico incurred resulting from a 30% increase in the number of transmitter and receiver sites in service from December 31, 2001 to December 31, 2002.

      As is the case with our other operating companies, Nextel Mexico subsidizes handset sales to attract new customers and offers handset upgrades and other retention inducements to retain existing customers. The $2.3 million increase in Nextel Mexico’s cost of digital handset and accessory sales from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily due to costs recognized from handset sales that occurred and were deferred in prior periods partially offset by a decrease in costs recognized related to lower handset sales during 2002.

3.     Selling and marketing expenses

      The $8.2 million decrease in Nextel Mexico’s selling and marketing expenses from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily a result of the following:

•	a $4.9 million, or 13%, decrease in commissions earned by indirect dealers and distributors as a result of fewer digital handsets sold through indirect channels, partially offset by higher average commissions paid per handset sold by indirect dealers;

•	a $3.4 million, or 13%, decrease in advertising expenses primarily due to Nextel Mexico’s shift to less costly advertising programs;

•	a $1.2 million, or 28%, decrease in marketing costs primarily due to a decrease in analog costs, as well as a reduction in temporary and contractor personnel; and

•	a $1.0 million, or 5%, decrease in direct commission and payroll costs as a result of fewer handset sold by Nextel Mexico’s internal sales force.

      These decreases were partially offset by $2.3 million in rebates for marketing expenses that Nextel Mexico earned in the first quarter of 2001, which reduced its total marketing and selling expenses in that period.

4.     General and administrative expenses

      The $5.9 million increase in Nextel Mexico’s general and administrative expenses from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily a result of the following:

•	an $8.1 million, or 19%, increase in information technology, facilities and general corporate expenses primarily due to activities to support the growth in operations and expansion into new geographic areas, increases in facilities and administrative expenses associated with a new facility in Mexico City that houses Nextel Mexico’s customer care operations and an increase in a business tax that is based on a portion of Nextel Mexico’s service revenues; and

•	a $6.3 million, or 56%, increase in expenses related to billing, collection, customer retention and customer care activities primarily due to an increase in customer care headcount to support a larger customer base and an increase in program costs designed to increase customer retention.

      These increases were partially offset by an $8.5 million decrease in bad debt expense, which decreased as a percentage of operating revenues from 4.5% for the year ended December 31, 2001 to 1.0% for the year ended December 31, 2002 primarily due to the implementation of stricter credit screening procedures and improved collection efforts.

5.     Impairment, restructuring and other charges

      Impairment, restructuring and other charges of $433.9 million for the year ended December 31, 2001 primarily resulted from the write-down of property, plant and equipment and intangible assets recognized in the fourth quarter of 2001.

6.     Depreciation and amortization

      The $13.2 million decrease in depreciation and amortization from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily a result of the asset write-downs that we recorded in the fourth quarter of 2001. These write-downs substantially reduced the cost bases of Nextel Mexico’s long-lived assets, resulting in lower depreciation and amortization charges in 2002. These decreases were partially offset by depreciation expense related to capital expenditures made during 2002.

7.     Interest expense, net

      The $1.6 million decrease in net interest expense from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily a result of lower handset financing balances in 2002 due to fewer handset purchases and an active program to pay for new purchases in cash and pay down outstanding credit balances.

8.     Foreign currency transaction (losses) gains, net

      Foreign currency transaction losses of $17.6 million for the year ended December 31, 2002 were primarily due to the effects of a 2% decrease in average value of the Mexican peso during 2002 on Nextel Mexico’s U.S. dollar-denominated liabilities. Foreign currency transaction gains of $1.8 million for the previous year were primarily due to the effects of a 1% increase in average value of the Mexican peso during 2001 on Nextel Mexico’s U.S. dollar-denominated liabilities.

9.     Reorganization items, net

      As a result of applying fresh-start accounting principles in accordance with SOP 90-7, during the fourth quarter of 2002, Nextel Mexico adjusted the carrying values of its long-lived assets to their estimated fair values and recognized a $44.7 million charge in reorganization items. Reorganization items, net, also include direct costs incurred in connection with our reorganization.

10. Other expense, net

      The $3.6 million increase in other expense, net, primarily resulted from an increase in other non-operating expenses, including non-operating taxes such as withholding taxes.

          c.     Nextel Brazil

	Successor	Predecessor		% of		% of
	Two Months	Ten Months	Combined	Nextel		Nextel	Change from
	Ended	Ended	Year Ended	Brazil’s	Year Ended	Brazil’s	Previous Year
	December 31,	October 31,	December 31,	Operating	December 31,	Operating
	2002	2002	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in thousands)
Operating revenues	$21,990	$152,780	$174,770	100%	$171,138	100%	$3,632	2%
Cost of revenues	(9,834)	(77,676)	(87,510)	(50)%	(116,508)	(68)%	28,998	(25)%

Gross margin	12,156	75,104	87,260	50%	54,630	32%	32,630	60%
Selling and marketing expenses	(2,629)	(20,219)	(22,848)	(13)%	(56,998)	(33)%	34,150	(60)%
General and administrative expenses	(4,864)	(41,235)	(46,099)	(27)%	(64,942)	(38)%	18,843	(29)%

Segment earnings (losses)	4,663	13,650	18,313	10%	(67,310)	(39)%	85,623	(127)%
Impairment, restructuring and other charges	—	(695)	(695)	—	(679,440)	(397)%	678,745	(100)%
Depreciation and amortization	(263)	(9,977)	(10,240)	(6)%	(73,026)	(43)%	62,786	(86)%

Operating income (loss)	4,400	2,978	7,378	4%	(819,776)	(479)%	827,154	(101)%
Interest expense, net	(4,569)	(9,879)	(14,448)	(8)%	10,126	6%	(24,574)	(243)%
Foreign currency transaction gains (losses), net	1,422	(27,669)	(26,247)	(15)%	(62,590)	(37)%	36,343	(58)%
Reorganization items, net	—	(33,658)	(33,658)	(19)%	—	—	(33,658)	NM
Other expense, net	(950)	(3,703)	(4,653)	(3)%	(5,690)	(3)%	1,037	(18)%

Income (loss) before income tax	$303	$(71,931)	$(71,628)	(41)%	$(877,930)	(513)%	$806,302	(92)%

NM-Not Meaningful

      In accordance with accounting principles generally accepted in the United States, we translated Nextel Brazil’s results of operations using the average exchange rates for the year ended December 31, 2002. The average exchange rate of the Brazilian real for the year ended December 31, 2002 depreciated against the U.S. dollar by 18% from the same period in 2001. As a result, the components of Nextel Brazil’s results of operations for the year ended December 31, 2002 after translation into U.S. dollars reflect significant decreases as compared to its results of operations for the same period in 2001, taking into consideration our one-month lag financial reporting policy for our non-U.S. subsidiaries.

1.     Operating revenues

      Nextel Brazil’s operating revenues for the years ended December 31, 2002 and 2001 are as follows:

	Successor	Predecessor
	Two Months	Ten Months	Combined		Increase from
	Ended	Ended	Year Ended	Year Ended	Previous Year
	December 31,	October 31,	December 31,	December 31,
	2002	2002	2002	2001	Dollars	Percent

	(dollars in thousands)
Wireless service and other revenues	$20,617	$141,908	$162,525	$159,844	$2,681	2%
Digital handset and accessory sales	1,373	10,872	12,245	11,294	951	8%

Total operating revenues	$21,990	$152,780	$174,770	$171,138	$3,632	2%

      The $2.7 million, or 2%, increase in wireless service and other revenues from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily a result of the following factors:

•	a 9% increase in the average number of digital handsets in service from the year ended December 31, 2001 to the year ended December 31, 2002, notwithstanding a decrease in the total ending number of digital handsets in service as of December 31, 2002; and

•	the recognition of revenue from calling party pays service agreements that Nextel Brazil signed and implemented with various fixed line and wireless operators throughout 2002.

These increases were partially offset by the effects of the 18% depreciation of the Brazilian real compared to the U.S. dollar. As a result, Nextel Brazil’s ARPU on a U.S. dollar basis decreased from about $33 for the year ended December 31, 2001 to about $31 for the year ended December 31, 2002. Although ARPU on a U.S. dollar basis declined modestly, on a local currency basis, ARPU increased as a result of an increase in access fees and the recognition of revenue from calling party pays service agreements.

      Although the total number of handsets sold in Brazil decreased from the year ended December 31, 2001 to the year ended December 31, 2002, digital handset and accessory sales revenues increased mainly as a result of the 9% increase in the average number of digital handsets in service.

      Despite the increase in the average number of handsets in service from the year ended December 31, 2001 to the year ended December 31, 2002, the total ending number of digital handsets in service decreased as of December 31, 2002 due to the slowdown in net subscriber growth beginning in the fourth quarter of 2001.

2.     Cost of revenues

      Nextel Brazil’s cost of revenues for the years ended December 31, 2002 and 2001 are as follows:

	Successor	Predecessor
	Two Months	Ten Months	Combined		Decrease from
	Ended	Ended	Year Ended	Year Ended	Previous Year
	December 31,	October 31,	December 31,	December 31,
	2002	2002	2002	2001	Dollars	Percent

	(dollars in thousands)
Cost of providing wireless services and other	$6,861	$57,698	$64,559	$70,036	$(5,477)	(8)%
Cost of digital handset and accessory sales	2,973	19,978	22,951	46,472	(23,521)	(51)%

Total cost of revenues	$9,834	$77,676	$87,510	$116,508	$(28,998)	(25)%

      The $5.5 million, or 8%, decrease in cost of providing wireless services and other is primarily attributable to the 18% depreciation of the Brazilian real compared to the U.S. dollar.

      Measured in Brazilian reais, the cost of providing wireless services increased primarily as a result of an increase in fixed costs related to direct switch and transmitter and receiver site costs, including rent, utility costs and insurance costs that Nextel Brazil incurred resulting from a 16% increase in the average number of transmitter and receiver sites in service from December 31, 2001 to December 31, 2002, as well as a decrease in costs capitalized resulting from a reduction in the network expansion program due to cash conservation initiatives.

      These increases were partially offset by the following:

•	nonrecurring charges recorded during the second quarter of 2001 related to the resolution of disputes with local carriers over minutes of use;

•	lower variable costs related to interconnect fees resulting from declining system minutes of use and costs per minutes of use consistent with the decline in Nextel Brazil’s subscriber base; and

•	decreases in payroll and facilities and administrative expenses due to cash conservation initiatives.

      As is the case with our other operating companies, Nextel Brazil subsidizes handset sales to attract new customers and offers handset upgrades and other retention inducements to retain existing customers. The $23.5 million, or 51%, decrease in Nextel Brazil’s cost of digital handset and accessory sales from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily due to a 59% decrease in the number of handsets sold over the same period and the depreciation of the Brazilian real compared to the U.S. dollar, offset by an increase in average sales price per handset sold, as a result of new more expensive models and a reduction in sales promotions during 2002.

3.     Selling and marketing expenses

      The $34.2 million decrease in Nextel Brazil’s selling and marketing expenses from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily a result of the following:

•	a $9.1 million, or 68%, decrease in commissions earned by indirect dealers and distributors as a result of fewer digital handsets sold through indirect channels and the depreciation of the Brazilian real;

•	a $14.4 million, or 56%, decrease in direct commission and payroll costs as a result of fewer handsets sold by Nextel Brazil’s internal sales force and a decrease in commissions paid per each handset sold and the depreciation of the Brazilian real;

•	an $11.9 million, or 76%, decrease in advertising expenses, primarily due to Nextel Brazil’s shift to less costly advertising programs and the depreciation of the Brazilian real; and

•	a $1.1 million, or 24%, decrease in marketing costs, primarily due to our cash conservation initiatives and the depreciation of the Brazilian real.

      In addition, the decrease for the year ended December 31, 2002 was partially offset by $2.3 million in rebates for marketing expenses that Nextel Brazil earned in the first quarter of 2001, which reduced its total marketing and selling expenses in that period.

4.     General and administrative expenses

      The $18.8 million decrease in Nextel Brazil’s general and administrative expenses from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily a result the following:

•	a $12.5 million, or 69%, decrease in bad debt expense, which decreased as a percentage of operating revenues from 10.6% for year ended December 31, 2001 to 3.7% for the year ended December 31, 2002, primarily due to more stringent credit controls and improved collections procedures, as well as the depreciation of the Brazilian real compared to the U.S. dollar;

•	a $4.8 million, or 46%, decrease in information technology expenses as a result of cash conservation initiatives and the depreciation of the Brazilian real compared to the U.S. dollar; and

•	a $1.5 million, or 4%, decrease in general corporate expenses and expenses related to billing, collection, customer retention and customer care activities, as well as due to the 18% depreciation of the Brazilian real compared to the U.S. dollar, partially offset by increased reserves for tax contingencies related to various tax disputes with the Brazilian government.

5.     Impairment, restructuring and other charges

      Impairment, restructuring and other charges of $679.4 million for the year ended December 31, 2001 primarily resulted from the write-down of property, plant and equipment and intangible assets recognized in the fourth quarter of 2001.

6.     Depreciation and amortization

      The $62.8 million decrease in depreciation and amortization from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily a result of the asset write-downs that we recorded in the fourth quarter of 2001. These write-downs substantially reduced the cost bases of Nextel Brazil’s long-lived assets, resulting in lower depreciation and amortization charges in 2002.

7.     Interest expense, net

      The $24.6 million increase in net interest expense from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily a result of a decrease in capitalized interest due to a significant slow down in the build-out of Nextel Brazil’s digital mobile network.

8.     Foreign currency transaction gains (losses), net

      The $36.3 million decrease in foreign currency transaction losses from the year ended December 31, 2001 to the year ended December 31, 2002 was primarily due to the reduction of U.S. dollar denominated exposures. In August 2001, we determined that a significant portion of our U.S. dollar denominated intercompany loans to Nextel Brazil are of a long-term investment nature.

9.     Reorganization items, net

      As a result of applying fresh-start accounting principles in accordance with SOP 90-7, during the fourth quarter of 2002, Nextel Brazil adjusted the carrying values of its long-lived assets to their estimated fair values and recognized a $32.5 million charge in reorganization items. Reorganization items, net, also include direct costs incurred in connection with our reorganization.

10. Other expense, net

      The $1.0 million decrease in other expense, net, primarily resulted from a decrease in other non-operating expenses.

          d. Nextel Peru

	Successor	Predecessor		% of		% of
	Two Months	Ten Months	Combined	Nextel		Nextel	Change from
	Ended	Ended	Year Ended	Peru’s	Year Ended	Peru’s	Previous Year
	December 31,	October 31,	December 31,	Operating	December 31,	Operating
	2002	2002	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in thousands)
Operating revenues	$14,729	$68,011	$82,740	100%	$64,952	100%	$17,788	27%
Cost of revenues	(6,568)	(30,038)	(36,606)	(44)%	(31,077)	(48)%	(5,529)	18%

Gross margin	8,161	37,973	46,134	56%	33,875	52%	12,259	36%
Selling and marketing expenses	(1,796)	(8,610)	(10,406)	(13)%	(14,339)	(22)%	3,933	(27)%
General and administrative expenses	(3,170)	(10,889)	(14,059)	(17)%	(14,166)	(22)%	107	(1)%

Segment earnings	3,195	18,474	21,669	26%	5,370	8%	16,299	304%
Impairment, restructuring and other charges	—	(23)	(23)	—	(171,590)	(264)%	171,567	(100)%
Depreciation and amortization	(323)	(5,068)	(5,391)	(6)%	(26,117)	(40)%	20,726	(79)%

Operating income (loss)	2,872	13,383	16,255	20%	(192,337)	(296)%	208,592	(108)%
Interest expense, net	(246)	(2,223)	(2,469)	(3)%	(4,141)	(7)%	1,672	(40)%
Foreign currency transaction gains (losses), net	624	(1,030)	(406)	(1)%	573	1%	(979)	(171)%
Reorganization items, net	—	(31,030)	(31,030)	(38)%	—	—	(31,030)	NM
Other income (expense), net	6,983	(530)	6,453	8%	(765)	(1)%	7,218	(944)%

Income (loss) before income tax	$10,233	$(21,430)	$(11,197)	(14)%	$(196,670)	(303)%	$185,473	(94)%

NM-Not Meaningful

1.     Operating revenues

      Nextel Peru’s operating revenues for the years ended December 31, 2002 and 2001 are as follows:

	Successor	Predecessor
	Two Months	Ten Months	Combined		Increase from
	Ended	Ended	Year Ended	Year Ended	Previous Year
	December 31,	October 31,	December 31,	December 31,
	2002	2002	2002	2001	Dollars	Percent

	(dollars in thousands)
Wireless service and other revenues	$14,303	$66,598	$80,901	$63,572	$17,329	27%
Digital handset and accessory sales	426	1,413	1,839	1,380	459	33%

Total operating revenues	$14,729	$68,011	$82,740	$64,952	$17,788	27%

      The $17.3 million, or 27%, increase in wireless service and other revenues from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily due to a 37% increase in the average number of digital handsets in service, resulting from growth in Nextel Peru’s existing markets and a continued emphasis on maintaining brand awareness. This increase was partially offset by a decrease in Nextel Peru’s ARPU on a U.S. dollar basis from about $58 for the year ended December 31, 2001 to about $54 for the year ended December 31, 2002.

      Although the total number of handsets sold in Peru decreased from the year ended December 31, 2001 to the year ended December 31, 2002, digital handset and accessory sales revenues increased mainly as a result of the 37% increase in the average number of digital handsets in service.

2.     Cost of revenues

      Nextel Peru’s cost of revenues for the years ended December 31, 2002 and 2001 are as follows:

	Successor	Predecessor
	Two Months	Ten Months	Combined		Change from
	Ended	Ended	Year Ended	Year Ended	Previous Year
	December 31,	October 31,	December 31,	December 31,
	2002	2002	2002	2001	Dollars	Percent

	(dollars in thousands)
Cost of providing wireless services and other	$4,532	$20,326	$24,858	$16,617	$8,241	50%
Cost of digital handset and accessory sales	2,036	9,712	11,748	14,460	(2,712)	(19)%

Total cost of revenues	$6,568	$30,038	$36,606	$31,077	$5,529	18%

      The $8.2 million, or 50%, increase in cost of providing wireless services and other is primarily attributable to the following factors:

•	an increase in variable costs related to interconnect fees resulting from a 54% increase in total system minutes of use from the year ended December 31, 2001 to the year ended December 31, 2002, principally resulting from the larger number of handsets in service; and

•	an increase in fixed costs related to direct switch and transmitter and receiver site costs that Nextel Peru incurred resulting from an 18% increase in the number of transmitter and receiver sites in service from December 31, 2001 to December 31, 2002.

      As is the case with our other operating companies, Nextel Peru subsidizes handset sales to attract new customers and offers handset upgrades and other retention inducements to retain existing customers. The $2.7 million, or 19%, decrease in Nextel Peru’s cost of digital handset and accessory sales from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily due to lower handset sales during 2002.

3.     Selling and marketing expenses

      The $3.9 million decrease in Nextel Peru’s selling and marketing expenses from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily a result of the following:

•	a $2.2 million, or 48%, decrease in advertising expenses primarily due to Nextel Peru’s shift to less costly advertising programs;

•	a $1.4 million, or 43%, decrease in commissions earned by indirect dealers and distributors as a result of fewer digital handsets sold through indirect channels and the implementation of lower cost service pricing plans during 2002, which resulted in lower average commissions paid per handset sold by indirect dealers; and

•	a $1.0 million, or 14%, decrease in direct commissions and payroll and employee related expenses as a result of fewer handsets sold by Nextel Peru’s internal sales force and a reduction in Nextel Peru’s sales and marketing personnel.

      These decreases were partially offset by $0.7 million in rebates for marketing expenses that Nextel Peru earned in the first quarter of 2001, which reduced its total marketing and selling expenses in that period.

4.     General and administrative expenses

      The $0.1 million decrease in Nextel Peru’s general and administrative expenses from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily due to a $1.5 million, or 15%, decrease in information technology, facilities and general corporate expenses resulting from fewer information technology projects in 2002.

      This decrease was partially offset by a $1.4 million, or 39%, increase in expenses related to billing, collection, customer retention and customer care activities primarily due to an increase in customer care headcount to support a larger customer base. Bad debt expense did not change significantly, but decreased as a percentage of operating revenues from 1.7% for the year ended December 31, 2001 to 1.3% for the year ended December 31, 2002 primarily due to improved collection efforts.

5.     Impairment, restructuring and other charges

      Impairment, restructuring and other charges of $171.6 million for the year ended December 31, 2001 primarily resulted from the write-down of property, plant and equipment and intangible assets recognized in the fourth quarter of 2001.

6.     Depreciation and amortization

      The $20.7 million decrease in depreciation and amortization from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily a result of the asset write-downs that we recorded in the fourth quarter of 2001. These write-downs substantially reduced the cost bases of Nextel Peru’s long-lived assets, resulting in lower depreciation and amortization charges in 2002.

7.     Interest expense, net

      The $1.7 million decrease in net interest expense from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily a result of lower handset financing balances in 2002 due to fewer handset purchases and an active program to pay for new purchases in cash and pay down outstanding credit balances.

8.     Foreign currency transaction gains (losses), net

      Foreign currency transaction losses of $0.4 million for the year ended December 31, 2002 were primarily due to the effects of slight volatility in the Peruvian sol during the second half of 2002 on Nextel Peru’s non-U.S. dollar-denominated liabilities. Foreign currency transaction gains of $0.6 million for the year ended December 31, 2001 were primarily due to the effects of the appreciation of the Peruvian sol during 2001 on Nextel Peru’s non-U.S. dollar-denominated liabilities.

9.     Reorganization items, net

      As a result of applying accounting principles in accordance with SOP 90-7, during the fourth quarter of 2002, Nextel Peru adjusted the carrying values of its long-lived assets to their estimated fair values and recognized a $30.1 million charge in reorganization items. Reorganization items, net, also include direct costs incurred in connection with our reorganization.

10. Other expense, net

      The change in other income, net, of $7.2 million from the year ended December 31, 2001 to the year ended December 31, 2002 primarily relates to a $6.1 million gain recorded as a result of NII Holdings’ forgiveness of accrued interest on Nextel Peru’s intercompany loan.

          e. Nextel Argentina

	Successor	Predecessor		% of		% of
	Two Months	Ten Months	Combined	Nextel		Nextel	Change from
	Ended	Ended	Year Ended	Argentina’s	Year Ended	Argentina’s	Previous Year
	December 31,	October 31,	December 31,	Operating	December 31,	Operating
	2002	2002	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in thousands)
Operating revenues	$10,727	$63,790	$74,517	100%	$135,320	100%	$(60,803)	(45)%
Cost of revenues	(3,504)	(20,413)	(23,917)	(32)%	(55,395)	(41)%	31,478	(57)%

Gross margin	7,223	43,377	50,600	68%	79,925	59%	(29,325)	(37)%
Selling and marketing expenses	(1,450)	(9,297)	(10,747)	(14)%	(38,478)	(28)%	27,731	(72)%
General and administrative expenses	(2,952)	(21,615)	(24,567)	(33)%	(39,057)	(29)%	14,490	(37)%

Segment earnings	2,821	12,465	15,286	21%	2,390	2%	12,896	540%
Impairment, restructuring and other charges	—	(8,542)	(8,542)	(12)%	(262,541)	(194)%	253,999	(97)%
Depreciation and amortization	(212)	(2,231)	(2,443)	(3)%	(44,507)	(33)%	42,064	(95)%

Operating income (loss)	2,609	1,692	4,301	6%	(304,658)	(225)%	308,959	(101)%
Interest expense, net	(156)	(9,318)	(9,474)	(13)%	(12,812)	(10)%	3,338	(26)%
Foreign currency transaction gains (losses), net	285	(137,820)	(137,535)	(184)%	(1)	—	(137,534)	NM
Reorganization items, net	—	(4,112)	(4,112)	(6)%	—	—	(4,112)	NM
Other expense, net	(60)	(1,954)	(2,014)	(3)%	(2,601)	(2)%	587	(23)%

Income (loss) before income tax	$2,678	$(151,512)	$(148,834)	(200)%	$(320,072)	(237)%	$171,238	(53)%

NM-Not Meaningful

      Nextel Argentina’s operations have been negatively impacted by the adverse economic and political conditions existing in Argentina, including a sharp economic downturn, business closures, banking restrictions and significant currency volatility. Nextel Argentina implemented a contingency plan at the beginning of 2002 to respond effectively to the needs of its customers, employees, vendors and financial supporters under these unpredictable and challenging economic conditions. Key elements of the contingency plan include workforce reductions, the introduction of new handset leasing programs and pricing plans designed to retain customers. As a result of the financial difficulties facing its customers and its policies related to suspension and deactivation of nonpaying customers, Nextel Argentina experienced increased customer churn rates and higher bad debt expense during the first half of 2002. More recently, Nextel Argentina’s bad debt expense has stabilized due to stricter credit and collection policies implemented during 2002 that have increased collections and reduced bad debt expense during the third and fourth quarters of 2002. Since the economic conditions in Argentina continue to be uncertain, we cannot predict whether this trend will continue.

      In accordance with generally accepted accounting principles in the United States, we translated Nextel Argentina’s results of operations using the average exchange rates for the years ended December 31, 2002 and 2001. The average exchange rate of the Argentine peso for the year ended December 31, 2002 depreciated against the U.S. dollar by 66% from the same period in 2001. As a result, the components of Nextel Argentina’s results of operations for the year ended December 31, 2002 after translation into U.S. dollars reflect significant decreases as compared to its results of operations for the same period in 2001, taking into consideration our one-month lag financial reporting policy for our non-U.S. subsidiaries. The results of operations for the year ended December 31, 2001 do not reflect any such decreases since the U.S. dollar-to-Argentine peso exchange rate was pegged at one-to-one at that time.

Further, as a result of the devaluation of the Argentine peso and subsequent depreciation of the peso against the U.S. dollar, during the year ended December 31, 2002, Nextel Argentina recorded $137.5 million in foreign currency transaction losses related to its U.S. dollar-denominated liabilities, primarily their long-term credit facilities. A continued weakening of the Argentine peso will likely continue to adversely affect Nextel Argentina’s results of operations in future periods. However, Nextel Argentina’s exposure to foreign currency transaction losses will be significantly reduced with our purchase of the outstanding balance owed to Nextel Argentina’s creditors under its U.S. dollar denominated credit facilities on November 12, 2002 when we emerged from Chapter 11 reorganization. As a result, we expect that Nextel Argentina’s foreign currency transaction losses will decrease significantly during 2003.

1.     Operating revenues

      Nextel Argentina’s operating revenues for the years ended December 31, 2002 and 2001 are as follows:

	Successor	Predecessor
	Two Months	Ten Months	Combined		Decrease from
	Ended	Ended	Year Ended	Year Ended	Previous Year
	December 31,	October 31,	December 31,	December 31,
	2002	2002	2002	2001	Dollars	Percent

	(dollars in thousands)
Wireless service and other revenues	$10,282	$60,920	$71,202	$129,364	$(58,162)	(45)%
Digital handset and accessory sales	445	2,870	3,315	5,956	(2,641)	(44)%

Total operating revenues	$10,727	$63,790	$74,517	$135,320	$(60,803)	(45)%

      The $58.2 million, or 45%, decrease in wireless service and other revenues from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily a result of the devaluation of the Argentine peso and subsequent depreciation of the peso compared to the U.S. dollar. Measured in Argentine pesos, wireless service and other revenues increased as a result of the following:

•	a 17% increase in the average number of digital handsets in service from the year ended December 31, 2001 to the year ended December 31, 2002 resulting from growth in Nextel Argentina’s existing markets;

•	the successful introduction of new monthly service plans with higher access fees that have generated higher ARPU on a local currency basis per digital handset in service; and

•	the implementation of general increases in prices to all handsets in service.

      Nextel Argentina’s ARPU on a U.S. dollar basis decreased from about $61 for the year ended December 31, 2001 to about $29 for the year ended December 31, 2002 primarily as a result of the devaluation of the Argentine peso and subsequent depreciation of the peso compared to the U.S. dollar.

      Digital handset and accessory sales revenues decreased primarily as a result of the devaluation of the Argentine peso and subsequent depreciation of the peso against the U.S. dollar, partially offset by revenues recognized from handset sales that occurred and were deferred in prior periods.

2.     Cost of revenues

      Nextel Argentina’s cost of revenues for the years ended December 31, 2002 and 2001 are as follows:

	Successor	Predecessor
	Two Months	Ten Months	Combined		Decrease from
	Ended	Ended	Year Ended	Year Ended	Previous Year
	December 31,	October 31,	December 31,	December 31,
	2002	2002	2002	2001	Dollars	Percent

	(dollars in thousands)
Cost of providing wireless services and other	$2,263	$14,062	$16,325	$28,453	$(12,128)	(43)%
Cost of digital handset and accessory sales	1,241	6,351	7,592	26,942	(19,350)	(72)%

Total cost of revenues	$3,504	$20,413	$23,917	$55,395	$(31,478)	(57)%

      The $12.1 million, or 43%, decrease in cost of providing wireless services and other is primarily attributable to the devaluation of the Argentine peso and subsequent depreciation of the peso compared to the U.S. dollar. Measured in Argentine pesos, the cost of providing wireless services increased as a result of the following:

•	an increase in variable costs related to interconnect fees resulting from a 46% increase in annual total system minutes of use, principally due to the larger number of handsets in service; and

•	an increase in fixed costs related to direct switch and transmitter and receiver site costs that Nextel Argentina incurred resulting from a 4% increase in the number of transmitter and receiver sites in service from December 31, 2001 to December 31, 2002.

      As is the case with our other operating companies, Nextel Argentina subsidizes handset sales to attract new customers and offers handset upgrades and other retention inducements to retain existing customers. The 72% decrease in Nextel Argentina’s cost of digital handset and accessory sales from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily due to the devaluation of the Argentine peso and subsequent depreciation of the peso compared to the U.S. dollar, as well as lower handset sales during 2002.

3.     Selling and marketing expenses

      The $27.7 million decrease in Nextel Argentina’s selling and marketing expenses from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily a result of the following:

•	an $11.8 million, or 78%, decrease in commissions earned by indirect dealers and distributors as a result of fewer digital handsets sold through indirect channels and the depreciation of the Argentine peso;

•	a $10.6 million, or 67%, decrease in direct commission and payroll costs as a result of fewer handset sold by Nextel Argentina’s internal sales force, a reduction in sales and marketing personnel and the depreciation of the Argentine peso;

•	a $5.0 million, or 76%, decrease in advertising expenses, primarily due to Nextel Argentina’s shift to less costly advertising programs and the depreciation of the Argentine peso; and

•	a $1.3 million, or 67%, decrease in marketing costs primarily due to cash conservation initiatives and the depreciation of the Argentine peso.

      These decreases were partially offset by $1.0 million in rebates for marketing expenses that Nextel Argentina earned in the first quarter of 2001, which reduced its total marketing and selling expenses in that period.

4.     General and administrative expenses

      The $14.5 million decrease in Nextel Argentina’s general and administrative expenses from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily a result of the following:

•	a $9.4 million, or 40%, decrease in information technology, facilities and general corporate expenses primarily due to the devaluation of the Argentine peso and subsequent depreciation of the peso compared to the U.S. dollar, partially offset by an increase in operating taxes on gross revenues;

•	a $4.5 million, or 50%, decrease in expenses related to billing, collection, customer retention and customer care activities primarily due to the devaluation of the Argentine peso and subsequent depreciation of the peso compared to the U.S. dollar, partially offset by an increase in payroll and related expenses caused by an increase in customer care headcount; and

•	a $0.6 million, or 9%, decrease in bad debt expense. However, bad debt expense increased as a percentage of operating revenues from 5.0% for the year ended December 31, 2001 to 8.2% for the year ended December 31, 2002 as a result of the adverse economic conditions in Argentina. Despite a significant increase in bad debt in the first half of 2002, bad debt expenses as a percentage of revenues decreased from 3.0% in the third quarter of 2002 to 1.3% in the fourth quarter of 2002.

5.     Impairment, restructuring and other charges

      Impairment, restructuring and other charges of $262.5 million for the year ended December 31, 2001 primarily resulted from the write-down of property, plant and equipment and intangible assets recognized in the fourth quarter of 2001.

      Impairment, restructuring and other charges of $8.5 million for the year ended December 31, 2002 primarily represents a $7.9 million impairment charge to further write-down the carrying values of Nextel Argentina’s long-lived assets to their estimated fair values, as well as restructuring charges related to workforce reductions.

6.     Depreciation and amortization

      The $42.1 million decrease in depreciation and amortization from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily a result of the asset write-downs that we recorded in the fourth quarter of 2001. These write-downs substantially reduced the cost bases of Nextel Argentina’s long-lived assets, resulting in lower depreciation and amortization charges in 2002.

7.     Interest expense, net

      The $3.3 million decrease in net interest expense from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily due to a reduction in the amount outstanding under Nextel Argentina’s credit facilities during 2001, lower average interest rates in 2002, and the repurchase of these facilities during the fourth quarter of 2002 in connection with our emergence from reorganization, which resulted in no interest expense in the last two months of 2002.

8.     Foreign currency transaction gains (losses), net

      Foreign currency transaction losses of $137.5 million for the year ended December 31, 2002 were primarily due to the effects of the devaluation and subsequent depreciation of the Argentine peso compared to the U.S. dollar on Nextel Argentina’s U.S. dollar-denominated liabilities, primarily its credit facilities. Since the Argentine peso was pegged to the U.S. dollar during 2001, we did not incur any foreign currency transaction gains or losses during 2001. Nextel Argentina’s exposure to foreign currency transaction losses was minimized significantly as a result of our purchase of the outstanding balance owed to Nextel Argentina’s creditors under its U.S. dollar-denominated credit facilities in November 2002. As a result, we expect Nextel Argentina’s foreign currency transaction losses will decrease significantly in 2003.

9.     Reorganization items, net

      As a result of applying accounting principles in accordance with SOP 90-7, during the fourth quarter of 2002, Nextel Argentina adjusted the carrying values of its long-lived assets to their estimated fair values and recognized a $2.9 million charge in reorganization items. Reorganization items, net, also include direct costs incurred in connection with our reorganization.

10. Other expense, net

      The $0.6 million decrease in other expense, net, from the year ended December 31, 2001 to the year ended December 31, 2002 primarily resulted from the depreciation of the Argentine peso.

f. Corporate and other

				% of		% of
	Successor	Predecessor		Corporate		Corporate
	Two Months	Ten Months	Combined	and		and	Change from
	Ended	Ended	Year Ended	Other	Year Ended	Other	Previous Year
	December 31,	October 31,	December 31,	Operating	December 31,	Operating
	2002	2002	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in thousands)
Operating revenues	$239	$1,361	$1,600	100%	$2,240	100%	$(640)	(29)%
Cost of revenues	(368)	(1,874)	(2,242)	(140)%	(2,234)	(100)%	(8)	1%

Gross margin	(129)	(513)	(642)	(40)%	6	NM	(648)	NM
Selling and marketing expenses	(539)	(3,259)	(3,798)	(237)%	(7,768)	(347)%	3,970	(51)%
General and administrative expenses	(3,774)	(20,024)	(23,798)	NM	(36,390)	NM	12,592	(35)%

Segment losses	(4,442)	(23,796)	(28,238)	NM	(44,152)	NM	15,914	(36)%
Impairment, restructuring and other charges	—	(6,548)	(6,548)	(409)%	(33,648)	NM	27,100	(81)%
Depreciation and amortization	(367)	(5,733)	(6,100)	(381)%	(8,724)	(389)%	2,624	(30)%

Operating loss	(4,809)	(36,077)	(40,886)	NM	(86,524)	NM	45,638	(53)%
Interest expense, net	(2,524)	(119,867)	(122,391)	NM	(259,183)	NM	136,792	(53)%
Reorganization items, net	—	2,281,829	2,281,829	NM	—	—	2,281,829	NM
Gain on extinguishment of debt, net	—	101,598	101,598	NM	—	—	101,598	NM
Foreign currency transaction gains (losses), net	34	(22)	12	1%	(1,228)	(55)%	1,240	(101)%
Realized losses on investments, net	—	—	—	—	(151,291)	NM	151,291	(100)%
Equity in gain of unconsolidated affiliates	—	—	—	—	9,640	430%	(9,640)	(100)%
Other (expense) income, net	(6,074)	340	(5,734)	(358)%	5,829	260%	(11,563)	(198)%

(Loss) income from continuing operations before income tax	$(13,373)	$2,227,801	$2,214,428	NM	$(482,757)	NM	$2,697,185	(559)%

NM-Not Meaningful

      Corporate and other operating revenues and cost of revenues are comprised of the results of analog operations reported by our Chilean operating companies.

1.     Operating revenues

      The $0.6 million, or 29%, decrease in analog operating revenues from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily due to a 10% decrease in our Chilean operating companies’ ARPU on a U.S. dollar basis from about $30 for the year ended December 31, 2001 to about $27 for the year ended December 31, 2002 and a 9% decrease in their average number of analog handsets in service.

2.     Cost of revenues

      The 1% increase in our Chilean operating companies’ cost of revenues from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily due to an increase in fixed costs related to direct switch and transmitter costs, partially offset by a decrease in our Chilean operating companies’ cost of analog handset and accessory sales as a result of a decline in the number of handsets sold from the year ended December 31, 2001 to the year ended December 31, 2002.

3.     Selling and marketing expenses

      The $4.0 million, or 51%, decrease in Corporate and other selling and marketing expenses from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily due to a decrease in corporate advertising costs in connection with the implementation of our less aggressive growth strategy and a decrease in payroll costs as a result of our cost cutting initiatives.

4.     General and administrative expenses

      The $12.6 million, or 35%, decrease in Corporate and other general and administrative expenses from the year ended December 31, 2001 to the year ended December 31, 2002 is predominantly due to a decrease in information technology and general corporate expenses, principally at the corporate level, resulting from the implementation of our cost reductions.

5.     Impairment, restructuring and other charges

      Impairment, restructuring and other charges of $33.6 million for the year ended December 31, 2001 primarily resulted from the write-down of property, plant and equipment and intangible assets recognized in the fourth quarter of 2001.

      Impairment, restructuring and other charges of $6.5 million for the year ended December 31, 2002 are primarily related to payments to third parties who assisted us with our debt restructuring efforts prior to May 24, 2002 and workforce reductions at our corporate headquarters and our Chilean operating companies.

      Effective with our Chapter 11 filing on May 24, 2002, we separately classified charges related to our reorganization in reorganization items in our consolidated statements of operations in accordance with SOP 90-7.

6.     Depreciation and amortization

      The $2.6 million decrease in depreciation and amortization from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily a result of the write-downs to our Chilean operating companies’ and our long-lived assets that we recorded in the fourth quarter of 2001. These write-downs substantially reduced the cost bases of our long-lived assets, resulting in lower depreciation and amortization charges in 2002.

7.     Interest expense, net

      The $136.8 million decrease in net interest expense from the year ended December 31, 2001 to the year ended December 31, 2002 primarily resulted from applying SOP 90-7, under which we stopped recognizing interest expense on our senior redeemable notes effective May 24, 2002.

8.     Reorganization items, net

      Reorganization items, net, primarily represent the following gains realized from our reorganization:

•	$2,402.9 million on the extinguishment of our senior notes and related accrued interest; and

•	$34.5 million on the extinguishment of amounts due to Nextel Communications, Inc., acquisition payables, accrued expenses and other.

      These gains were partially offset by losses associated with the following write-offs and costs:

•	a $92.2 million write off of the unamortized bond discounts on our senior notes;

•	a $31.2 million write off of debt financing costs;

•	$17.8 million in legal, advisory, retention and tax costs; and

•	a $14.4 million charge resulting from the recording of our assets at their estimated fair values in accordance with fresh-start accounting.

9.     Gain on extinguishment of debt, net

      The $101.6 million net gain on extinguishment of debt represents a gain we recognized on the settlement of our Argentine credit facility in connection with our reorganization.

10. Foreign currency transaction gain (losses), net

      The $1.2 million decrease in foreign currency transaction losses from the year ended December 31, 2001 to the year ended December 31, 2002 was primarily due to the reduction of U.S. dollar denominated exposures and a slowing rate of depreciation of the Chilean peso as compared to the U.S. dollar from the year end December 31, 2001 to the year ended December 31, 2002.

11. Realized losses on investments, net

      Realized losses on investments, net for the year ended December 31, 2001 primarily consist of the following:

•	a $188.4 million other-than-temporary pre-tax loss that we realized during the third quarter of 2001 on our investment in TELUS Corporation; and

•	a $3.7 million write-off that we recorded in the second quarter of 2001 related to our warrant to purchase shares of China United Telecommunications Corporation upon expiration of the warrant.

      These losses were offset by a $41.6 million pre-tax gain that we realized during the fourth quarter of 2001 on the sale of our investment in TELUS.

12. Equity in gain of unconsolidated affiliates

      Equity in gain of unconsolidated affiliates represents a $9.6 million gain realized during the fourth quarter of 2001 on the sale of our minority interest investment in NEXNET, our Japanese affiliate.

13. Other (expense) income, net

      The $5.8 million other income, net, for the year ended December 31, 2001 represents primarily $9.5 million of TELUS dividends, which were eliminated as a result of our sale of the investment in

TELUS during the fourth quarter of 2001, partially offset by a $3.2 million write off of initial public offering costs.

      The $5.7 million other expense, net, for the year ended December 31, 2002 consists primarily of a $6.1 million write-off of accrued interest on an intercompany loan between a corporate affiliate and Nextel Peru, partially offset by $0.4 million in other income reported by our Chilean operating companies.

2. Year Ended December 31, 2001 vs. Year Ended December 31, 2000

      The table below provides a summary of the components of our consolidated segments for the year ended December 31, 2001.

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

	(dollars in thousands)
Nextel Mexico	$289,335	44%	$(118,621)	37%	$(154,781)	36%	$15,933
Nextel Brazil	171,138	26%	(116,508)	36%	(121,940)	29%	(67,310)
Nextel Argentina	135,320	20%	(55,395)	17%	(77,535)	18%	2,390
Nextel Peru	64,952	10%	(31,077)	9%	(28,505)	7%	5,370
Corporate & other	2,240	—	(2,234)	1%	(44,158)	10%	(44,152)
Intercompany eliminations	(539)	—	299	—	240	—	—

Total consolidated	$662,446	100%	$(323,536)	100%	$(426,679)	100%	$(87,769)

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

      The 93% increase in selling and marketing expenses for 2001 compared to 2000 reflects higher costs incurred in connection with increased digital handset sales, including:

•	an increase of $16.9 million or 80% in commissions earned by indirect dealers and distributors as a result of a 77% increase in digital handsets sold through indirect channels from 2000 to 2001;

•	an increase of $13.2 million or 125% in advertising expenses directed at increasing brand awareness to grow the customer base; and

•	an increase of $12.0 million or 88% in payroll and related expenses for sales and marketing, including direct commissions, primarily attributable to an increase in sales and marketing personnel and a 26% increase in digital handsets sold through direct channels.

4.	General and administrative expenses

      The 77% increase in general and administrative expenses for 2001 compared to 2000 is primarily a result of the following:

•	an increase of $15.3 million or 57% in personnel, information technology, facilities and general corporate expenses to support growth in operations and expansion into new service areas;

•	an increase of $7.9 million or 154% in bad debt expense, which was 4.5% of operating revenues in both 2001 and 2000, primarily due to the 158% increase in operating revenues; and

•	an increase of $6.1 million or 95% in expenses related to billing, collection, customer retention and customer care activities primarily due to an increase in customer care headcount to support a larger customer base and costs associated with a new facility that houses Nextel Mexico’s customer care operations.

b.	Brazil

		% of		% of
		Nextel		Nextel	Change from
		Brazil’s		Brazil’s	Previous Year
	December 31,	Operating	December 31,	Operating
	2001	Revenues	2000	Revenues	Dollars	Percent

	(dollars in thousands)
Operating revenues	$171,138	100%	$103,815	100%	$67,323	65%
Cost of revenues	(116,508)	(68)%	(65,965)	(64)%	(50,543)	77%

Gross margin	54,630	32%	37,850	36%	16,780	44%
Selling and marketing expenses	(56,998)	(33)%	(46,688)	(45)%	(10,310)	22%
General and administrative expenses	(64,942)	(38)%	(34,268)	(33)%	(30,674)	90%

Segment losses	$(67,310)	(39)%	$(43,106)	(42)%	$(24,204)	56%

1.	Operating revenues

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

3.     Selling and marketing expenses

      The 22% increase in selling and marketing expenses for 2001 compared to 2000 reflects higher costs incurred in connection with increased digital handset sales, including:

•	an increase of $5.2 million or 64% in commissions earned by indirect dealers and distributors primarily as a result of a 86% increase in digital handsets sold through indirect channels from 2000 to 2001;

•	an increase of $3.7 million or 38% in advertising expenses directed at increasing brand awareness to grow the customer base; and

•	an increase of $1.4 million or 5% in payroll and related expenses for sales and marketing, including direct commissions, primarily attributable to an increase in sales and marketing personnel.

4.     General and administrative expenses

      The 90% increase in general and administrative expenses for 2001 compared to 2000 is primarily a result of the following:

•	an increase of $12.8 million or 56% in personnel, information technology, facilities and general corporate expenses to support growth in operations and expansion into new service areas;

•	an increase of $12.5 million or 223% in bad debt expense, which increased as a percentage of operating revenues from 5.4% in 2000 to 10.6% in 2001, due to the 65% increase in operating revenues and increased customer credit issues; and

•	an increase of $5.4 million or 90% in expenses related to billing, collection and customer care activities primarily due to an increase in customer care personnel necessary to support a larger customer base.

c.          Argentina

		% of		% of
		Nextel		Nextel	Change from
		Argentina’s		Argentina’s	Previous Year
	December 31,	Operating	December 31,	Operating
	2001	Revenues	2000	Revenues	Dollars	Percent

		(dollars in thousands)
Operating revenues	$135,320	100%	$79,127	100%	$56,193	71%
Cost of revenues	(55,395)	(41)%	(36,444)	(46)%	(18,951)	52%

Gross margin	79,925	59%	42,683	54%	37,242	87%
Selling and marketing expenses	(38,478)	(28)%	(32,597)	(41)%	(5,881)	18%
General and administrative expenses	(39,057)	(29)%	(24,719)	(31)%	(14,338)	58%

Segment income (losses)	$2,390	2%	$(14,633)	(18)%	$17,023	116%

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

      The 18% increase in selling and marketing expenses for 2001 compared to 2000 reflects higher costs incurred in connection with increased digital handset sales, including:

•	an increase of $4.3 million or 41% in commissions earned by indirect dealers and distributors as a result of a 43% increase in digital handsets sold through indirect channels from 2000 to 2001; and

•	an increase of $2.8 million or 22% in payroll and related expenses for sales and marketing, including direct commissions, primarily attributable to an increase in sales and marketing personnel.

      These increases were offset by a decrease of $1.2 million or 17% in advertising expenses resulting from savings realized from utilizing less costly advertising methods during 2001.

4.	General and administrative expenses

      The 58% increase in general and administrative expenses for 2001 compared to 2000 is primarily a result of the following:

•	an increase of $9.1 million or 64% in personnel, information technology, facilities and general corporate expenses to support growth in operations and expansion into new service areas;

•	an increase of $2.3 million or 52% in bad debt expense, which decreased as a percentage of operating revenues from 5.6% in 2000 to 5.0% in 2001, primarily due to the 71% increase in operating revenues; and

•	an increase of $2.9 million or 48% in expenses related to billing, collection and customer care activities primarily due to an increase in customer care personnel necessary to support a larger customer base.

d.	Peru

		% of		% of
		Nextel		Nextel	Change from
		Peru’s		Peru’s	Previous Year
	December 31,	Operating	December 31,	Operating
	2001	Revenues	2000	Revenues	Dollars	Percent

	(dollars in thousands)
Operating revenues	$64,952	100%	$28,469	100%	$36,483	128%
Cost of revenues	(31,077)	(48)%	(18,326)	(64)%	(12,751)	70%

Gross margin	33,875	52%	10,143	36%	23,732	234%
Selling and marketing expenses	(14,339)	(22)%	(10,860)	(38)%	(3,479)	32%
General and administrative expenses	(14,166)	(22)%	(9,287)	(33)%	(4,879)	53%

Segment income (losses)	$5,370	8%	$(10,004)	(35)%	$15,374	154%

1.	Operating revenues

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

      The 32% increase in selling and marketing expenses for 2001 compared to 2000 reflects higher costs incurred in connection with increased digital handset sales, including:

•	an increase of $1.3 million or 66% in commissions earned by indirect dealers and distributors as a result of a 52% increase in digital handsets sold through indirect channels from 2000 to 2001;

•	an increase of $1.8 million or 88% in advertising expenses directed at increasing brand awareness to grow the customer base; and

•	an increase of $0.4 million or 5% in payroll and related expenses for sales and marketing, including direct commissions, primarily attributable to an increase in sales and marketing personnel.

4.	General and administrative expenses

      The 53% increase in general and administrative expenses for 2001 compared to 2000 is primarily a result of the following:

•	an increase of $2.7 million or 38% in personnel, information technology, facilities and general corporate expenses to support growth in operations;

•	an increase of $0.8 million or 308% in bad debt expense, which increased as a percentage of operating revenues from 0.9% in 2000 to 1.7% in 2001, primarily due to the 128% increase in operating revenues and an increase in accounts receivable written-off; and

•	an increase of $1.4 million or 66% in expenses related to billing, collection and customer care activities primarily due to an increase in customer care personnel necessary to support a larger customer base.

e.	Corporate and other

      Corporate and other includes our Chilean operating companies and our corporate entity.

		% of		% of
		Corporate		Corporate	Change from Previous
		and other		and other	Year
	December 31,	Operating	December 31,	Operating
	2001	Revenues	2000	Revenues	Dollars	Percent

	(dollars in thousands)
Operating revenues	$2,240	100%	$590	100%	$1,650	280%
Cost of revenues	(2,234)	(100)%	(183)	(31)%	(2,051)	NM

Gross margin	6	—	407	69%	(401)	99%
Selling and marketing expenses	(7,768)	(347)%	(5,423)	(919)%	(2,345)	43%
General and administrative expenses	(36,390)	NM	(28,057)	NM	(8,333)	30%

Segment losses	$(44,152)	NM	$(33,073)	NM	$(11,079)	33%

NM — Not Meaningful

      Corporate and other operating revenues and cost of revenues represent the results of operations reported by our Chilean operating companies.

1.	Operating revenues

      The 280% increase in operating revenues for 2001 compared to 2000 primarily resulted from consolidating a full twelve months of revenue in 2001 as we acquired our Chilean operating companies in May and August of 2000.

2.	Cost of revenues

      The increase in cost of revenues for 2001 compared to 2000 primarily resulted from consolidating a full twelve months of cost of revenues in 2001 as we acquired our Chilean operating companies in May and August of 2000.

3.	Selling and marketing expenses

      The $2.3 million or 43% increase in selling and marketing expenses for 2001 compared to 2000 is primarily due to increased advertising costs recorded by our Chilean operating companies and at the corporate level and higher payroll and related costs for sales and marketing efforts in Chile. The increase in selling and marketing expenses also resulted from consolidating a full twelve months of Chilean operating company expenses in 2001.

4.	General and administrative expenses

      The $8.3 million or 30% increase in general and administrative expenses for 2001 compared to 2000 is primarily a result of an increase in corporate expenses. The increase in general and administrative expenses also resulted from consolidating twelve months of Chilean operating company expenses in 2001.

f.	Depreciation and Amortization — Consolidated

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	2001	Revenues	2000	Revenues	Dollars	Percent

	(dollars in thousands)
Depreciation	$162,083	24%	$113,648	35%	$48,435	43%
Amortization	56,479	9%	39,394	12%	17,085	43%

Depreciation and amortization	$218,562	33%	$153,042	47%	$65,520	43%

      Depreciation increased for the year ended December 31, 2001 over the year ended December 31, 2000 but decreased as a percentage of consolidated operating revenues. The 43% increase in depreciation is primarily due to additional transmitter and receiver sites placed into service in existing markets to improve and enhance coverage of our digital mobile networks. During 2001, we increased the number of transmitter and receiver sites by 42% and increased the number of operational switching offices by 60%. System assets relating to the development and expansion of our digital mobile networks represent the largest portion of our capital expenditures during each period.

      Amortization increased for the year ended December 31, 2001 over the year ended December 31, 2000 but decreased as a percentage of consolidated operating revenues. The 43% increase in amortization is primarily due to a full year of amortization related to significant acquisitions completed during 2000, which primarily included licenses and customer lists in Brazil, Peru and Chile.

g.	Impairment, Restructuring and Other Charges, and Other Income (Expense) — Consolidated

		% of		% of	Change from Previous
		Consolidated		Consolidated	Year
	December 31,	Operating	December 31,	Operating
	2001	Revenues	2000	Revenues	Dollars	Percent

	(dollars in thousands)
Impairment, restructuring and other charges	$(1,581,164)	(239)%	$—	0%	$(1,581,164)	NM
Interest expense	(297,228)	(45)%	(237,743)	(73)%	(59,485)	25%
Interest income	13,247	2%	22,116	7%	(8,869)	(40)%
Realized (losses) gains on investments, net	(151,291)	(23)%	239,467	74%	(390,758)	(163)%
Foreign currency transaction losses, net	(61,282)	(9)%	(10,671)	(3)%	(50,611)	474%
Equity in gains (losses) of unconsolidated affiliates	9,640	1%	(33,328)	(10)%	42,968	(129)%
Minority interest in losses of subsidiaries	—	0%	6,504	2%	(6,504)	(100)%
Other (expense) income, net	(4,181)	(1)%	6,251	2%	(10,432)	(167)%
Income tax benefit (provision)	68,750	10%	(67,660)	(21)%	136,410	(202)%

NM — Not Meaningful

1.                    Impairment, restructuring and other charges

      As previously discussed, we recorded $1,581.2 million of asset impairment charges in 2001 to write down the carrying values of the long-lived assets held by our operating companies. We also recorded $2.5 million of restructuring and other charges during the fourth quarter of 2001.

2.	Interest expense

      The 25% increase in interest expense for 2001 over 2000 is primarily due to a full year of interest on our 12.75% senior serial notes issued in August 2000.

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

      Prior to 2001, we recorded equity in gains (losses) of unconsolidated affiliates related to our equity method investments in NEXNET. As a result of the sale of our entire minority interest investment in NEXNET, we no longer record equity in losses of unconsolidated affiliates.

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

C. Liquidity and Capital Resources

      We had a working capital surplus of $143.3 million as of December 31, 2002 compared to a working capital deficit of about $2,664.0 million as of December 31, 2001. The increase in our working capital is primarily attributable to the extinguishment of our senior notes and reclassification of our Motorola credit facilities from current to long-term.

      We recognized income attributable to common stockholders of $42.6 million for the two months ended December 31, 2002 and $1,955.0 million for the ten months ended October 31, 2002 and incurred losses attributable to common stockholders of $2,497.3 million in 2001 and of $478.5 million in 2000. Income for the ten months ended October 31, 2002 includes $2,180.2 million in one-time non-operating reorganization items and a $101.6 million one-time non-operating gain on the extinguishment of our Argentine credit facility. Losses for 2001 include $1,746.9 million in non-cash pre-tax impairment charges and pre-tax restructuring and other charges. These charges were incurred in connection with the implementation of our revised business plan and a decision to discontinue funding to Nextel Philippines, which resulted in the write-down of the carrying values of our long-lived assets and the restructuring of some of our operations to reduce our operating costs and improve our operating efficiencies. The operating expenses and capital expenditures associated with developing, enhancing and operating our digital mobile networks have more than offset our operating revenues in the past. We expect our operating expenses and capital expenditures to more than offset our operating revenues through the third quarter of 2003. See “— D. Future Capital Needs and Resources” for a discussion of our future outlook and anticipated sources and uses of funds for 2003.

          Cash Flows

      For comparison purposes, we have combined the Predecessor Company’s cash flows for the ten months ended October 31, 2002 with the Successor Company’s cash flows for the two months ended December 31, 2002. However, as a result of the application of fresh-start accounting rules under SOP 90-7 and other events related to our reorganization, the Predecessor Company’s cash flows for the ten months ended October 31, 2002 are not comparable to the Successor Company’s cash flows for the two months ended December 31, 2002. In addition, the combined cash flows for the year ended December 31, 2002 are not fully comparable to the cash flows for the year ended December 31, 2001.

      Our operating activities provided us with $128.3 million of net cash during 2002. We used $132.0 million of net cash in our operating activities in 2001. The $260.3 million increase in generation of cash is primarily due to our less aggressive growth strategy that targets cash conservation. The decrease of $79.8 million in net cash that we used in our operating activities from $211.8 million in 2000 to $132.0 million in 2001 is primarily due to improved operating performance resulting from growth in our customer base from 2000 to 2001 and the implementation of cash conservation measures during the fourth quarter of 2001.

      We used $238.5 million of net cash in our investing activities during 2002, a decrease of $297.7 million compared to 2001, primarily due to a $419.6 million decrease in cash paid for capital expenditures. The decrease in capital expenditures is consistent with the implementation of our cash conservation objectives, including reduced network expansion and subscriber growth. The decrease in capital expenditures was partially offset by $139.1 million in net proceeds received from the sale of our investment in TELUS during 2001.

      We used $536.2 million of net cash in our investing activities during 2001, a decrease of $242.5 million as compared to 2000. The decrease is primarily due to a $374.0 million decrease in amounts paid for licenses purchases and to acquire additional ownership interests in our operating companies and $139.1 million in net cash proceeds received from the sale of our investment in TELUS. These decreases were partially offset by a $276.2 million increase in cash payments for capital expenditures under our previous business plan, which had emphasized rapid growth.

      Our financing activities provided us with $111.3 million during 2002, primarily as a result of $140.0 million in gross proceeds we received in connection with our rights offering, partially offset by principal repayments made under our credit facilities and repayments of amounts due to Nextel Communications.

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

D. Future Capital Needs and Resources

      Capital Resources. As of December 31, 2002, our capital resources included $231.2 million of cash and cash equivalents. Our ongoing capital needs depend on a variety of factors, including the extent to which we are able to fund the cash needs of our business from our existing cash balance and cash flows generated by our operating companies. Our ability to generate sufficient cash flows is dependent upon, among other things:

•	the amount of revenue we are able to generate from our customers;

•	the amount of operating expenses required to provide our services;

•	the cost of acquiring and retaining customers, including the subsidies we incur to provide handsets to both our new and existing customers;

•	our ability to continue to grow our customer base; and

•	fluctuations in foreign exchange rates.

      As of December 31, 2002, there were no amounts generally available for borrowing under our bank and vendor credit facilities. However, in connection with the reinstated $225.0 million international Motorola equipment financing facility that became effective following our emergence from reorganization on November 12, 2002, until December 31, 2006, if our consolidated cash balance falls below $100.0 million for seven consecutive days, we will be eligible to borrow from Motorola Credit Corporation the lesser of the amount necessary to increase our consolidated cash balance to $100.0 million or $56.7 million. In addition, Nextel Brazil has a facility in place under which it can finance handset purchases. Borrowings under this facility have 180 day maturities and interest is prepaid in U.S. dollars at variable market rates.

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

      We have been operating in a difficult business environment. The global telecommunications industry has suffered due to the widespread economic slowdown, the contraction of the capital markets and intense competition resulting from an abundance of telecommunications service providers. In addition, the contraction of the capital markets has severely affected the Latin American region, as investors have been hesitant to invest incremental capital in the region.

      In view of the capital constrained environment and our lack of funding sources, during the fourth quarter of 2001, we undertook an extensive review of our business plan and determined to pursue a less aggressive growth strategy that targets conservation of cash resources by slowing enhancement and expansion of our networks and reducing subscriber growth and operating expenses. Although we have made substantial progress to date in reducing operating expenses and capital expenditures, as well as in improving our liquidity position and cash flow generation, we cannot be sure that we will be successful in achieving our cash conservation targets in the future.

      We currently anticipate that our future capital needs will principally consist of funds required for:

•	capital expenditures to expand and enhance our digital mobile networks, as discussed immediately below under “Capital Expenditures”;

•	operating expenses relating to our digital mobile networks;

•	future spectrum purchases,

•	debt service requirements; and

•	other general corporate expenditures.

      The following table sets forth the amounts and timing of contractual payments for all of our significant contractual obligations determined as of December 31, 2002. The information in the table reflects future unconditional payments and is based upon, among other things, the current terms of the relevant agreements, appropriate classification of items under accounting principles generally accepted in the United States that are currently in effect and certain assumptions, such as the stability of current interest rates. Future events could cause actual payments to differ significantly from these amounts. See “Item 1. — K. Risk Factors — Our forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs.”

	Payments due by period

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

	(in thousands)
Long-term debt obligations(1)	$697,577	$12,814	$173,344	$228,236	$283,183
Handset financing obligations(1)	51,446	51,446	—	—	—
Spectrum acquisition obligations	50,600	50,600	—	—	—
Operating lease obligations(2)	180,125	31,008	55,003	41,690	52,424
Motorola purchase commitments(3)	1,080	1,080	—	—	—
Other long-term liabilities	43,695	—	43,695	—	—

Total	$1,024,523	$146,948	$272,042	$269,926	$335,607

(1)	These amounts include estimated interest payments based on our current interest rates, assuming the current payment schedule and exclude amounts that may be paid or will be paid in connection with the interest rate swap agreement that we entered into in February 2003.

(2)	The amounts principally include future lease costs for transmitter and receiver sites and switches and office facilities as of December 31, 2002 and do not reflect the impact of the sale of communication towers in Mexico.

(3)	These amounts represent maximum contractual obligations under our supply agreement with Motorola and not expected equipment purchases.

      Capital Expenditures. Our capital expenditures, including capitalized interest, were $172.7 million for the year ended December 31, 2002 compared to $628.7 million for the year ended December 31, 2001. In the future, our capital spending is expected to be financed by cash from operations and cash on hand, and driven by several factors including:

•	the construction of additional transmitter and receiver sites to increase system capacity and maintain system quality and the installation of related switching equipment in some of our existing market coverage areas;

•	the enhancement of our digital mobile network coverage around some major market areas; and

•	the enhancements to our existing iDEN technology to increase voice capacity.

      Our future capital expenditures are significantly affected by future technology improvements and technology choices. In October 2001, Motorola and Nextel Communications announced an anticipated significant technology upgrade to the iDEN digital mobile network, the 6:1 voice coder software upgrade, which Motorola has indicated will be available to us by the fourth quarter of 2003. We plan to implement this technology selectively in certain of our markets as it becomes available. We expect that this software upgrade will nearly double our voice capacity for interconnect calls and leverage our existing investment in infrastructure in the markets in which we implement this technology. See “Item 1. — K. Risk Factors — Our forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs.”

      Future Outlook. We believe that our current business plan will not require any additional external funding and we will be able to operate and grow our business while servicing our debt obligations as scheduled. In addition, we believe that our operations will become “free cash flow positive” on a narrowly defined basis by the fourth quarter of 2003. In other words, we believe that for the year 2003, our anticipated segment earnings will be sufficient to fund our anticipated cash capital expenditures. We also expect that we will start generating net income by the fourth quarter of 2003. See “Item 1. — K. Risk Factors — Our forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs.”

      In making our assessments of a fully funded business plan, free cash flow and net income, we have considered:

•	cash and cash equivalents on hand and available to fund our operations as of December 31, 2002 of $231.2 million;

•	expected cash flows from operations;

•	expected cash flows from committed communications tower sale-leaseback financings;

•	$25.0 million in additional proceeds we expect to receive from Nextel Communications in connection with our spectrum use and build-out agreement;

•	the anticipated level of capital expenditures, including a significant positive impact associated with our anticipated receipt of the contemplated iDEN technology upgrade from Motorola;

•	the anticipated level of spectrum acquisitions; and

•	our scheduled debt service and handset financing requirements.

      If our business plans change, including as a result of changes in technology, or if economic conditions in any of our markets generally or competitive practices in the mobile wireless telecommunications industry change materially from those currently prevailing or from those now anticipated, or if other presently unexpected circumstances arise that have a material effect on the cash flow or profitability of our mobile wireless business, the anticipated cash needs of our business as well as the conclusions as to the adequacy of the available sources of cash and timing on our ability to generate free cash flow, as narrowly defined, and net income could change significantly. Any of these events or circumstances could involve significant additional funding needs in excess of the identified currently available sources, and could require us to raise additional capital to meet those needs. However, our ability to seek additional capital, if necessary, is subject to a variety of additional factors that we cannot presently predict with certainty, including:

•	the commercial success of our operations;

•	the volatility and demand of the capital markets; and

•	the future market prices of our securities.

E. Effect of Inflation and Foreign Currency Exchange

      Our net assets are subject to foreign currency exchange risks since they are primarily maintained in local currencies. Additionally, our long-term debt is denominated entirely in U.S. dollars, which exposes us to foreign currency exchange risks. Nextel Argentina, Nextel Brazil and Nextel Mexico conduct business in countries in which the rate of inflation has historically been significantly higher than that of the United States. We seek to protect our earnings from inflation and possible currency devaluation by periodically adjusting the local currency prices charged by each operating company for sales of handsets and services to its customers. In Argentina, while we have adjusted the local currency prices of our handsets and services as a result of the devaluation, we did not adjust prices for contracts entered into prior to the devaluation until June 2002. In addition, these price increases did not entirely compensate for the devaluation and subsequent depreciation of the Argentine peso. Therefore, during 2002, the revenues generated by Nextel Argentina, after translating them to U.S. dollars, were significantly negatively affected. While we routinely monitor our foreign currency exposure and the cost effectiveness of hedging instruments, we have not entered into any hedging transactions.

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

F. Effect of New Accounting Standards

      In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS  No. 141, “Business Combinations,” which addresses the accounting and reporting for business combinations and broadens the criteria for recording intangible assets separate from goodwill. On July 1, 2001, we adopted SFAS No. 141, which eliminates the pooling of interest method and requires us to use the purchase method of accounting for all business combinations initiated after June 30, 2001. As required by fresh-start accounting rules contained in SOP 90-7 and further described in Note 1 to our audited consolidated financial statements included at the end of this annual report on Form 10-K, we applied the provisions of SFAS No. 141 on October 31, 2002 to adjust the carrying values of our assets and liabilities to their estimated fair values.

      In June 2001, the FASB issued SFAS  No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that we no longer amortize goodwill and intangible assets with indefinite useful lives, but rather test them for impairment at least annually. It also requires that we continue to amortize intangible assets that have finite lives over their estimated useful lives and that we evaluate their estimated remaining useful lives and residual values each reporting period. Effective January 1, 2002, we applied the provisions of SFAS No. 142 to all goodwill and intangible assets recognized on our financial statements at that date. Since we wrote off the entire balance of our goodwill as of December 31, 2001 and determined that our licenses and customer lists have finite useful lives, we were not required to and did not perform an impairment test on our intangible assets. Further, we determined that the estimated remaining useful lives and residual values of our intangible assets did not require adjustments. As a result, the adoption of SFAS No. 142 on January 1, 2002 did not have a material impact on our financial position or results of operations.

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143, which must be applied to fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations arising from the retirement of tangible long-lived assets and the associated asset retirement costs. In accordance with SOP 90-7, we adopted SFAS No. 143 in conjunction with our application of fresh-start accounting on October 31, 2002. The adoption of SFAS No. 143 did not have a material impact on our financial position and results of operations.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. It also broadens the presentation of discontinued operations to include more disposal transactions. We adopted SFAS No. 144 on January 1, 2002. As discussed further in Note 5 to our audited consolidated financial statements included at the end of this annual report on Form 10-K, we reported the results of operations of Nextel Philippines, which we sold in November 2002, as discontinued operations in our consolidated statements of operations in accordance with SFAS No. 144. In addition, as further discussed in Note 3 to our audited consolidated financial statements included at the end of this annual report on Form 10-K, we wrote down the long-lived assets of Nextel Argentina to their estimates fair values in accordance with SFAS No. 144. The adoption of SFAS No. 144 did not have any other impact on our results of operations or financial condition during 2002.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires us to classify gains and losses from extinguishments of debt as extraordinary items only if they meet the criteria for such classification in Accounting Principles Board Opinion No. 30, “Reporting the Results of

Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” These provisions are effective January 1, 2003. Any gain or loss on extinguishment of debt classified as an extraordinary item in prior periods that does not meet the criteria for such classification must be reclassified to other income or expense. Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. In accordance with SOP 90-7, we adopted SFAS No. 145 in conjunction with our application of fresh-start accounting on October 31, 2002. As a result, we recognized the net gain from the extinguishment of our senior notes as reorganization items, net, and classified the gain we recognized on the extinguishment of our Argentine credit facilities in other income in our consolidated statement of operations for the ten months ended October 31, 2002. The adoption of SFAS No. 145 did not have any other impact on our results of operations or financial condition during 2002.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. These provisions are effective for exit or disposal activities initiated after December 31, 2002. In accordance with SOP 90-7, we adopted SFAS No. 146 in conjunction with our application of fresh-start accounting on October 31, 2002. Since we did not have any exit or disposal activities initiated after October 31, 2002, the adoption of SFAS No. 146 did not have a material impact on our financial position or results of operations.

      In November 2002, the FASB issued FASB Interpretation, or FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which we adopted on October 31, 2002 in accordance with SOP 90-7. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. However, a liability does not have to be recognized for a parent’s guarantee of its subsidiary’s debt to a third party or a subsidiary’s guarantee of the debt owed to a third party by either its parent or another subsidiary of that parent. Since all of our guarantees are between parent and subsidiaries, the liability recognition provisions of FIN No. 45 did not have a material impact on our financial position or results of operations. We have included the required disclosures related to these guarantees in Note 4 to our audited consolidated financial statements included at the end of this annual report on Form 10-K.

      In November 2002, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a stand alone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Under EITF 00-21, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. In accordance with SOP 90-7, we adopted EITF No. 00-21 in conjunction with our application of fresh-start accounting on October 31, 2002. We accounted for the adoption of EITF No. 00-21 as a change in accounting principle. Beginning November 1, 2002, we now recognize all revenues from sales and all related costs of handsets sold when title and risk of loss passes to the customer. This change in accounting did not impact our results of operations for the ten months ended October 31, 2002 or the years ended December 31, 2001 and 2000.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123.” SFAS No. 148 amends

SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Since we did not change our method of accounting for stock-based compensation, the adoption of SFAS No. 148 did not have a material impact on our financial condition or results of operations. We have included the required disclosures related to these methods of accounting for stock-based compensation in Note 2 to our audited consolidated financial statements included at the end of this annual report on Form 10-K.

      In January 2003 the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 provides guidance related to identifying variable interest entities (previously known generally as special purpose entities or SPEs) and determining whether such entities should be consolidated. FIN No. 46 must be applied immediately to variable interest entities created or interests in variable interest entities obtained, after January 31, 2003. For those variable interest entities created or interests in variable interest entities obtained on or before January 31, 2003, the guidance in FIN No. 46 must be applied in the first fiscal year or interim period beginning after June 15, 2003. We currently do not expect the adoption of FIN No. 46 to have a material impact on our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      Our revenues are primarily denominated in foreign currencies, while a significant portion of our operations are financed through senior notes and vendor credit facilities, which are denominated in U.S. dollars. As a result, fluctuations in exchange rates relative to the U.S. dollar expose us to foreign currency exchange risks.

      We are also exposed to interest rate risk due to fluctuations in the U.S. prime rate, and the London Interbank Offered Rate. These rates are used to determine the variable rates of interest that are applicable to borrowings under our vendor credit facilities.

      The table below presents principal amounts and related interest rates by year of maturity for our fixed and variable rate debt obligations, including handset financings, and aggregate amounts as of December 31, 2002 and 2001. Fair values are determined based on quoted market prices for our senior notes and carrying value for our vendor credit facilities as of December 31, 2002 and 2001 as interest rates are reset periodically.

      Our emergence from Chapter 11 reorganization had the following effects on our December 31, 2001 debt balances. The entire $2.3 billion outstanding principal balance and accrued interest on our senior redeemable notes and some other unsecured, non-trade debt was extinguished in exchange for a pro-rata share of 3.9 million shares of our new common stock. We repaid the $56.7 million outstanding principal balance, together with accrued interest, due under our international Motorola incremental financing facility using restricted cash held in escrow. Furthermore, Motorola reinstated in full our international Motorola equipment financing facility and Brazil Motorola equipment financing facility subject to deferrals of principal amortization. We also reached an agreement with the creditors to our Argentina credit facilities to repurchase the outstanding balance owed to such creditors by Nextel Argentina for $5.0 million in cash and the issuance to them of 400,000 shares of our new common stock. Finally, under our confirmed plan of reorganization, we also issued new notes with an aggregate principle amount of $180.8 million due at maturity and 15,680,000 shares of our common stock in connection with our $140.0 million rights offering. The changes in the year of maturity and fair values of our long-term debt as compared to December 31, 2001 reflects these effects due to emergence from reorganization as well as changes in applicable market conditions.

	Year of Maturity						2002		2001

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value	Total	Fair Value

	(U.S. dollars in thousands)
Long-Term Debt:
Fixed Rate	$5,755	—	—	—	—	$180,821	$186,576	$141,371	$2,175,160	$123,555
Average Interest Rate	23.0%	—	—	—	—	13.0%	13.3%		12.7%
Variable Rate	$44,190	$56,250	$56,250	$82,048	$82,048	$51,597	$372,383	$372,383	$489,983	$489,983
Average Interest Rate	12.0%	6.4%	6.4%	6.3%	6.3%	6.0%	7.0%		6.9%

Item 8.	Financial Statements and Supplementary Data

      We have listed the consolidated financial statements required under this Item in Part IV, Item 15(a)(1) of this annual report on Form 10-K. We have listed the financial statement schedules required under Regulation S-X in Part IV, Item 15(a)(2) of this annual report on Form 10-K. The financial statements and schedules appear at the end of this annual report on Form 10-K.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant

      We have set forth below information on our executive officers and directors as of March 21, 2003. There is no family relationship between any of our executive officers and directors. John T. Stupka, a director since November 12, 2002, resigned from our board effective December 16, 2002.

      Motorola Credit Corporation owns the sole authorized share of designated preferred stock, par value $1.00 per share, and, as a result, has the power and authority to nominate, elect, remove and replace a single member of the board. Motorola’s current designee is Charles F. Wright.

Name	Age	Positions

Steven M. Shindler	40	Chief executive officer, director and chairman of the board of directors
Lo van Gemert	48	President and chief operating officer
Byron R. Siliezar	47	Vice president and chief financial officer
Robert J. Gilker	52	Vice president and general counsel
John McMahon	38	Vice president of business operations
Douglas Dunbar	42	Vice president of marketing and distribution
Alan Strauss	42	Vice president of engineering and chief technology officer
Ricardo L. Israele	49	Vice president and controller
Jose Felipe	52	President, Nextel Mercosur
Peter A. Foyo	37	President, Nextel Mexico
Alexis Mozarovski	49	President, Nextel Brazil
Miguel E. Rivera	50	President, Nextel Peru
Steven P. Dussek	46	Director
Timothy M. Donahue	54	Director
Neal P. Goldman	33	Director
Carolyn Katz	41	Director
Donald E. Morgan	34	Director
John W. Risner	43	Director
Charles F. Wright	54	Director

      Steven M. Shindler has been a director on the board of NII Holdings since 1997, chief executive officer since 2000 and chairman of the board since November 12, 2002. Mr. Shindler also served as executive vice president and chief financial officer of Nextel Communications from 1996 until 2000. From 1987 to 1996, Mr. Shindler was an officer with Toronto Dominion Bank, a bank, where, most recently, he was a managing director in its communications finance group.

      Lo van Gemert has been the president and chief operating officer of NII Holdings since 1999. Mr. van Gemert served as senior vice president of Nextel Communications from 1999 until 2000 and as president of the north region of Nextel Communications from 1996 until 1999. Before joining Nextel Communications in 1996, Mr. van Gemert served as executive vice president at Rogers Cantel, Inc., a wireless operator in Canada. From 1980 to 1994, Mr. van Gemert held various senior management positions, domestically and overseas, at Sony Corporation and BellSouth Corporation.

      Byron R. Siliezar has been the vice president and chief financial officer of NII Holdings since 1999. From 1998 to 1999, Mr. Siliezar was the vice president and controller of NII Holdings. Mr. Siliezar served as vice president of finance at Neodata Corporation, a subsidiary of EDS Corporation, a global information technology company, from 1997 to 1998. From 1996 to 1997, he served as international controller of Pagenet. From 1982 to 1996, Mr. Siliezar held various executive and management positions at GTE Corporation, an international telecommunications company, both domestically and overseas.

      Robert J. Gilker has been the vice president and general counsel of NII Holdings since 2000. From 1998 to 2000, he served as vice president, law and administration and secretary of MPW Industrial Services Group, Inc., a provider of industrial cleaning and facilities support services. From 1987 until he joined MPW, Mr. Gilker was a partner with the law firm of Jones, Day, Reavis & Pogue.

      John McMahon has been our vice president of business operations since joining NII Holdings in 1999. Prior to that, Mr. McMahon served as vice president of finance and business operations, north region, for Nextel Communications from 1997 to 1999, and as director of finance for the mid-Atlantic region from 1995 to 1997.

      Douglas Dunbar has been our vice president of marketing and distribution since joining NII Holdings in 1999. Since 1994, Mr. Dunbar held various positions at Nextel Communications, including general manager of the west Florida market from March 1999 to November 1999, where he was responsible for sales, marketing, business operations and customer care functions, and vice president of sales and marketing, north region, from 1997 to 1999.

      Alan Strauss has been our vice president of engineering and chief technology officer since 2001. From 1998 until 2001, Mr. Strauss was the vice president and general manager of Nextel Communication’s strategic business operations group. From 1994 to 1998, Mr. Strauss held various positions with Nextel Communications.

      Ricardo L. Israele has been our vice president and controller since November 1, 2002. From 1999 to 2002, Mr. Israele was chief financial officer of Nextel Argentina. From 1998 to 1999, Mr. Israele served as chief financial officer for Provincia Seguros de Salud, S.A., a health insurance company. Mr. Israele worked for Movicom-Bell South as controller from 1996 to 1998 and as director of treasury from 1990 to 1996.

      Jose Felipe has held several positions since joining NII Holdings in 1998. He has been president of Nextel Mercosur, which manages our operations in Argentina, Brazil and Chile since February 2003. From 1999 to 2003, he served as president of Nextel Cono Sur which managed our operations in Argentina and Chile. From 1998 to 1999, Mr. Felipe was our vice president — Latin America. From 1991 to 1998, Mr. Felipe held various senior management positions with AT&T Corp., most recently president and chief executive officer of the Puerto Rico and Virgin Islands region and vice president of emerging markets of the Latin American region.

      Peter A. Foyo has served as president of Nextel Mexico since 1998. From 1988 to 1998, Mr. Foyo held various senior management positions with AT&T Corp., including corporate strategy director of Alestra, S.A. de C.V., a joint venture between AT&T and a local Mexican partner, and president of AT&T Argentina.

      Alexis Mozarovski has served as president of Nextel Brazil since 1999. From 1980 to 1999, Mr. Mozarovski held various positions with Aydin Corp., a provider of communication products and systems, most recently as vice president for Latin American operations and president of Aydin S.A.

      Miguel E. Rivera has served as president of Nextel Peru since 2000. Previously, Mr. Rivera was the general manager of the Lima Stock Exchange from 1999 to 2000. From 1986 to 1998, Mr. Rivera held various executive positions with IBM, most recently as general manager of Manufacturing Industry, IBM Latin America.

      Steven P. Dussek has served as a director on the board of NII Holdings since 1999. From 1999 until 2000, Mr. Dussek was the chief executive officer of NII Holdings. Mr. Dussek was the president and chief operating officer of NII Holdings from March 1999 until September 1999. From 1996 until 2002, Mr. Dussek served in various senior management positions with Nextel Communications, most recently as executive vice president and chief operating officer. From 1995 to 1996, Mr. Dussek served as vice president and general manager of the northeast region for the PCS division of AT&T Wireless Services.

From 1993 to 1995, Mr. Dussek served as senior vice president and chief operating officer of Paging Networks, Inc., a paging company.

      Timothy M. Donahue has served as a director on the board of NII Holdings since November 12, 2002. He was a director of NII Holdings from 1997 until April 22, 2002, and served as chairman of the board from 1999 until 2001. Mr. Donahue has served as chief executive officer and president of Nextel Communications since 1999. He served as chief operating officer of Nextel Communications from 1996 until 1999. From 1986 to 1996, Mr. Donahue held various senior management positions with AT&T Wireless Services, Inc. including regional president for the northeast. Mr. Donahue is also a director of Nextel Communications, Nextel Partners, Inc. and Eastman Kodak Company.

      Neal P. Goldman has served as a director on the board of NII Holdings since November 12, 2002. Mr. Goldman is currently a director in the High Yield Division of MacKay Shields LLC, an investment company. He joined MacKay Shields LLC in 2001 from Bank of America Securities where he was a principal in the Special Situations Group from 1999 to 2001. He was previously with Salomon Smith Barney, an investment bank, from 1995 to 1999 where he last served as a vice president on the High Yield Trading Desk.

      Carolyn Katz has served as a director on the board of NII Holdings since November 12, 2002. Ms. Katz has been an independent consultant, providing advisory services to communications companies, since 2001. She was a principal at Providence Equity Partners, a $5 billion private equity firm specializing in media and telecommunications, from 2000 to 2001. From 1984 to 2000, Ms. Katz worked for Goldman Sachs, an investment bank, most recently as managing director. Ms. Katz is on the board of directors of Universal Access, a provider of outsourced telecommunications connectivity.

      Donald E. Morgan has served as a director on the board of NII Holdings since November 12, 2002. He has been senior managing director and co-head of Fixed Income-High Yield Division of MacKay Shields, an investment management company, since 2001. He has been with MacKay Shields since 1997. Prior to joining MacKay Shields, Mr. Morgan was a high yield analyst with Fidelity Management & Research, an affiliate of the mutual fund company, where he worked from 1994 to 1997.

      John W. Risner has served as a director on the board of NII Holdings since November 12, 2002. He is currently the treasurer of the National Neuro Fibromatosis Foundation, which he joined in 2002. From 1997 to 2002, he served as senior vice president-senior portfolio manager-high yield bonds for SunAmerica Asset Management, a money management firm. Prior to that, Mr. Risner was vice president-senior portfolio manager-high yield and convertible bonds at Value Line Asset Management, a money management firm, where he worked from 1991 to 1997.

      Charles F. Wright has served as a director on the board of NII Holdings since November 12, 2002. He currently serves as senior vice president and general manager of the North America Cellular and PCS Infrastructure Global Telecom Solutions Sector for Motorola, Inc., a global communications company, and has managed Motorola’s iDEN Infrastructure business since its inception in early 1993. In addition, since 2000, Mr. Wright has also managed the North America Cellular and PCS Infrastructure Business for Motorola, Inc.

Certain Proceedings

      In May 2002, we reached an agreement in principle with our main creditors, Motorola Credit Corporation, Nextel Communications, Inc. and an ad hoc committee of noteholders, to restructure our outstanding debt. In connection with this agreement, on May 24, 2002, NII Holdings, Inc. and NII Holdings (Delaware), Inc. filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. None of our foreign subsidiaries filed for Chapter 11 reorganization. As described above, many of our current executive officers and directors were members of our management at that time and within two years preceding that time. For more information on our reorganization, see “Item 1. Business — A. Overview — Reorganization.”

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership of common stock with the Securities and Exchange Commission. These persons are required by Commission regulation to furnish NII Holdings with copies of all Section 16(a) forms that they file.

      To our knowledge, based solely on a review of the copies of such reports furnished to NII Holdings pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934 during 2002 and written representations that no other reports were required, we believe that applicable Section 16(a) filing requirements were satisfied for transactions that occurred in 2002.

Item 11. Executive Compensation

Compensation of Executive Officers

      In the table and discussion below, we summarize the compensation earned during the last three fiscal years by: (1) our chief executive officer during 2002, and (2) each of our four other most highly compensated executive officers who earned more than $100,000 in salary and bonuses for services rendered in all capacities during 2002.

      The equity awards reflected in the table below include option grants, as follows:

•	for the year 2002, all awards were granted by us under our 2002 management incentive plan;

•	for the year 2001, all awards were granted by us under our incentive equity plan; and

•	for the year 2000, some of the awards were granted by us under our 1997 stock option plan and some of the awards were granted by Nextel Communications, Inc. under the Nextel Communications, Inc. incentive equity plan.

      Options that we granted in 2002 vest over a three-year period, with 30% vesting immediately, 30% vesting on the first anniversary of the grant date, 30% vesting on the second anniversary of the grant date and 10% vesting on the third anniversary of the grant date. Options that we granted become exercisable, subject to the provisions of our management incentive plan, for shares of our common stock.

      Options granted by Nextel Communications vest ratably over a four-year period and become exercisable, subject to the provisions of their plan, for shares of Nextel Communications’ class A common stock. Vesting of all options granted by Nextel Communications to NII Holdings employees ceased upon the effectiveness of our Revised Third Amended Joint Plan of Reorganization and all unvested options were cancelled. In addition, all options granted by Nextel Communications to NII Holdings employees after November 12, 1998 that were vested on November 12, 2002 are exercisable only until November 12, 2003. Options granted by Nextel Communications to NII Holdings employees prior to November 12, 1998 remain exercisable until the earlier of the expiration of the option or the termination of employment with NII Holdings.

      Unless otherwise indicated, the shares in the table below reflecting securities underlying options were granted by us and the amounts in the table below reflecting all other compensation are comprised of our contributions to Nextel Communications’ section 401(k) plan. Information related to the Nextel Communications incentive equity plan reflects its 2-for-1 common stock split effective June 2000.

	Annual Compensation

						Other
						Annual
						Compen-
Name and Principal Position	Year	Salary($)		Bonus($)		sation($)

Steven M. Shindler	2002	358,975		368,000		105,876	(2)
Chief executive officer	2001	338,428		175,434		521,315	(3)
	2000	325,620	(1)	227,120	(1)	—
Lo van Gemert	2002	335,048		233,699		—
President and	2001	320,619		137,746		—
chief operating officer	2000	306,810		178,337		—
Robert J. Gilker	2002	270,217		239,750		—
Vice president and	2001	258,420		111,024		14,473	(11)
general counsel	2000	72,110	(10)	47,434	(10)	3,428	(11)
Alexis Mozarovski	2002	374,448		84,916		60,000	(13)
President, Nextel Brazil	2001	366,075		90,300		60,000	(13)
	2000	351,309		150,000		60,000	(13)
Byron R. Siliezar	2002	245,180		189,750		—
Vice president and	2001	232,258		89,805		—
chief financial officer	2000	223,063		116,269		—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Long-Term
	Compensation Awards

			Securities
	Restricted		Underlying		All Other
Name and Principal Position	Stock Awards($)		Options(#)		Compensation($)

Steven M. Shindler	—		300,000		523,982	(7)
Chief executive officer	—		450,000	(5)	28,628	(8)
	499,750	(4)	1,970,000	(5)(6)	5,250
Lo van Gemert	—		225,000		486,182	(7)
President and	—		300,000	(5)	6,800
chief operating officer	374,813	(9)	1,670,000	(5)(6)	4,233
Robert J. Gilker	—		100,000		265,665	(7)
Vice president and	—		400,000	(5)	29,248	(12)
general counsel	—		—		10,521	(12)
Alexis Mozarovski	—		80,000		200,000	(7)
President, Nextel Brazil	—		120,000	(5)	—
	—		640,000	(5)(14)	—
Byron R. Siliezar	—		150,000		234,785	(7)
Vice president and	—		150,000	(5)
chief financial officer	—		670,000	(5)(15)	—

(1)	Mr. Shindler has been the chief executive officer of NII Holdings since March 2000. Since Mr. Shindler was also the executive vice president and chief financial officer of Nextel Communications until November 2000, Nextel Communications paid his entire salary through November 2000. The 2000 salary shown represents $27,430 paid by NII Holdings and $298,190 paid by Nextel Communications. NII Holdings paid the entire 2000 bonus shown.

(2)	Amount represents a reimbursement by Nextel Communications for taxes incurred by Mr. Shindler resulting from taxes reimbursed to Mr. Shindler in connection with the forgiveness of a loan to him by Nextel Communications during 2001.

(3)	Amount consists of a $250,000 loan made to Mr. Shindler by Nextel Communications in 1996 and subsequently forgiven by Nextel Communications during 2001, $90,419 in accrued interest forgiven on the loan and $180,896 in taxes on the loan and accrued interest that was paid by Nextel Communications on Mr. Shindler’s behalf.

(4)	On February 17, 2000, Mr. Shindler received 8,000 deferred shares of Nextel Communications’ class A common stock, which vest on the fourth anniversary of the grant date. The value of the shares covered by Mr. Shindler’s deferred stock award as of December 31, 2002 was $92,400 (8,000 shares times $11.55, the closing price of Nextel Communications’ class A common stock on that date). As provided in the agreement covering this award, dividends to the extent declared by Nextel Communications, will be paid on the deferred shares.

(5)	All awards that we granted during 2001 and 2000 were cancelled on November 12, 2002 upon the effectiveness of our Revised Third Amended Joint Plan of Reorganization.

(6)	Amount includes options granted by Nextel Communications to acquire 170,000 shares of its class A common stock. These options have an exercise price of $61.94 and expire on November 12, 2003.

(7)	Amounts include payments that we made during 2002 under our key employee retention plan to retain the services of certain of our executives during our reorganization, as follows:

Name	Amount

Steven M. Shindler	$515,982
Lo van Gemert	486,162
Robert J. Gilker	261,233
Alexis Mozarovski	200,000
Byron R. Siliezar	234,785

(8)	Mr. Shindler’s other compensation for 2001 includes $21,828 representing the value of his use of Nextel Communications’ corporate plane.

(9)	On February 17, 2000, Mr. van Gemert received 6,000 deferred shares of Nextel Communications’ class A common stock, which vest on the fourth anniversary of the grant date. The value of the shares covered by Mr. van Gemert’s deferred stock award as of December 31, 2002 was $69,300 (6,000 shares times $11.55, the closing price of Nextel Communications’ class A common stock on that date). As provided in the agreement covering this award, dividends to the extent declared by Nextel Communications, will be paid on the deferred shares.

(10)	Mr. Gilker has been the vice president and general counsel of NII Holdings since September 2000. Mr. Gilker’s bonus for 2000 was pro-rated based on his hiring date.

(11)	Mr. Gilker’s other annual compensation consists of $14,473 in 2001 and $3,428 in 2000 in tax assistance paid to the appropriate taxing authorities on Mr. Gilker’s behalf to compensate him for the additional taxes he incurred because of relocation cost reimbursements.

(12)	Mr. Gilker’s all other compensation includes $26,448 in 2001 and $9,479 in 2000 in relocation cost reimbursements paid to him.

(13)	Amounts represent a $5,000 monthly housing allowance.

(14)	Amount includes options granted by Nextel Communications to acquire 40,000 shares of its class A common stock. These options have an exercise price of $61.94 and expire on November 12, 2003.

(15)	Amount includes options granted by Nextel Communications to acquire 70,000 shares of its class A common stock. These options have an exercise price of $61.94 and expire on November 12, 2003.

Option Grants in Fiscal Year 2002

      The following table lists information concerning options to purchase shares of our common stock, which we refer to as NII options, that were granted to the named executive officers in 2002. We calculated the potential realizable value based on the 10-year term of the option at the time of grant utilizing the exercise price of each option, which was the then current fair market value. The stock price appreciation of 5% and 10%, compounded annually from the date an option is granted to its expiration date, are hypothetical gains determined under rules promulgated by the Securities and Exchange Commission and do not represent our prediction of our stock price performance. The actual gain, if any, on the exercise of a stock option will depend on the future performance of our common stock, the option recipient’s continued employment through the date on which the options are exercised and the time at which the underlying shares are sold.

					NII Options Potential
					Realizable Value at
		Percent of			Assumed Annual Rates
	Number of	Total Options			of Stock Price
	Securities	Granted to	Exercise		Appreciation for Option
	Underlying	Employees in	or Base		Term($)
	Options	Fiscal	Price	Expiration
Name	Granted (#)	Year(%)	($/Shares)	Date	5%	10%

Steven M. Shindler	300,000	13.52%	2.50	11/12/2012	471,671	1,195,307
Lo van Gemert	225,000	10.14%	2.50	11/12/2012	353,753	896,480
Robert J. Gilker	100,000	4.51%	2.50	11/12/2012	157,224	398,436
Alexis Mozarovski	80,000	3.61%	2.50	11/12/2012	125,779	318,748
Byron R. Siliezar	150,000	6.76%	2.50	11/12/2012	235,835	597,653

Aggregated Option Exercises in Year 2002 and Year-End Option Values

      In the table below, we list information on the unexercised option values as of December 31, 2002 for each of the named executive officers. The value of the unexercised in-the-money NII options is based on the closing price of NII Holdings’ common stock as reported by the OTC Bulletin Board on December 31,

2002, which was $11.75 per share, less the aggregate exercise price, times the aggregate number of shares issuable upon exercise of those options. None of the named executive officers exercised options in 2002.

	Number of
	Securities Underlying		Value of Unexercised
	Unexercised Options		In-the-Money Options
	at Fiscal Year-End(#)		at Fiscal Year-End($)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Steven M. Shindler	90,000	210,000	832,500	1,942,500
Lo van Gemert	67,500	157,500	624,375	1,456,875
Robert J. Gilker	30,000	70,000	277,500	647,500
Alexis Mozarovski	24,000	56,000	222,000	518,000
Byron R. Siliezar	45,000	105,000	416,250	971,250

Employment Agreements

      Nextel Communications executed on our behalf a letter agreement with Mr. Mozarovski in May 1999 providing for his employment effective June 15, 1999. The letter, as subsequently amended, provides for a base salary of $330,000 per year, as well as eligibility for a bonus of up to $150,000 based on the achievement of specified performance objectives. Further, we pay Mr. Mozarovski an allowance to cover the cost of rental housing in Brazil. The letter also provides that if Mr. Mozarovski’s employment with us is terminated other than for cause, then we will pay Mr. Mozarovski one year of base salary and the full targeted bonus for that year upon termination.

      We do not have employment agreements with any of our other named executive officers.

Key Employee Retention

      During our reorganization, our executive officers participated in our Key Employee Retention Plan. Under this plan, the executive officers were classified into different “tiers” and were eligible for a retention payment based on a percentage of such employee’s base salary in effect as of the date of the executive officer’s participation multiplied by a number that varied depending on the tier in which a particular executive officer was classified. Tier I comprised two employees, tier II comprised 13 employees and tier III comprised nine employees. Thirty three additional members of management of our operating companies also received retention payments.

Compensation Committee Interlocks and Insider Participation

      The compensation committee of our board of directors consists of Messrs. Donahue and Goldman. Mr. Donahue is the chief executive officer and president of Nextel Communications, which has entered into certain transactions with us. See “Item 13. Certain Relationships and Related Transactions — Transactions with Nextel Communications, Inc.” Prior to November 12, 2002, our board of directors did not have a compensation committee, although the former plan and administration committee performed some functions of a compensation committee prior to April 2002.

Compensation of Directors

      The members of our board of directors who are not employed by us or any of our subsidiaries are entitled to be paid a retainer of $30,000 per year, payable in arrears in quarterly installments, plus $1,000 per board meeting or committee meeting attended (other than telephonic meetings of less than an hour in duration), plus expenses incurred in connection with attendance at these meetings. In accordance with their employers’ policies, Messrs. Goldman, Morgan and Wright waived their right to receive compensation as members of our board of directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      In the table below, we list, as of March 20, 2003, the amount and percentage of shares of our new common stock that are deemed under the rules of the Securities and Exchange Commission to be beneficially owned by:

•	each person who served as one of our directors as of that date;

•	each of the named executive officers;

•	all directors and executive officers as a group; and

•	each person or group, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, known by us to be the beneficial owner of more than 5% of our outstanding voting common stock.

      Unless otherwise indicated below, figures stated in the table below do not include any shares of common stock that may be acquired through the exercise of options.

      The address of each named person or group is 10700 Parkridge Boulevard, Suite 600, Reston, Virginia 20191, unless otherwise specified.

				Approximate
		Amount and Nature of		Percent of
Name of Beneficial Owner	Title of Class	Beneficial Ownership(1)		Class

Timothy M. Donahue(2)	Common Stock	1,500	(3)	*
Steven P. Dussek	Common Stock	1,500	(3)	*
Neal P. Goldman(4)	Common Stock	1,500	(3)	*
Carolyn Katz	Common Stock	1,500	(3)	*
Donald E. Morgan(5)	Common Stock	1,500	(3)	*
John W. Risner	Common Stock	1,500		*
Steven M. Shindler	Common Stock	105,030	(6)	*
Charles F. Wright(7)	Common Stock	1,500	(3)	*
Lo van Gemert	Common Stock	67,500		*
Robert J. Gilker	Common Stock	30,000	(3)	*
Alexis Mozarovski	Common Stock	24,000		*
Byron R. Siliezar	Common Stock	45,000	(3)	*
All directors and executive officers as a group (19 persons)	Common Stock	464,080		2.3%
Nextel Communications, Inc.(8)	Common Stock	7,118,688		35.1%
2001 Edmund Halley Drive
Reston, Virginia 20191
MacKay-Shields LLC(9)	Common Stock	4,360,978		21.5%
(f/k/a MacKay Shields Financial Corporation)
9 West 57th Street, 33rd Floor
New York, New York 10019
Merrill Lynch & Co., Inc.(10)	Common Stock	1,260,086		6.2%
(on behalf of Merrill Lynch Investment Managers)
World Financial Center, North Tower
250 Veasey Street
New York, New York 10381

*	Less than one percent (1%)

(1)	Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if that person, directly or indirectly, has or shares the power to direct the voting of the security or the power to dispose or direct the disposition of the security. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of the relevant date. Unless otherwise indicated by footnote, the named individuals have sole voting and investment power with respect to the shares of our stock beneficially owned.

(2)	Amount disclosed for Mr. Donahue does not include 7,118,688 shares of common stock beneficially owned by Nextel Communications.

(3)	Amount represents shares of common stock that may be acquired through the exercise of options.

(4)	Mr. Goldman has entered into an agreement to turn over to a third party any benefit obtained from any shares obtained from these options. Mr. Goldman disclaims beneficial ownership of these options or any shares acquired upon exercise of these options.

(5)	Mr. Morgan has entered into an agreement to turn over to a third party any benefit obtained from any shares obtained from these options. Mr. Morgan disclaims beneficial ownership of these options or any shares acquired upon exercise of these options.

(6)	Amount includes 45,000 shares of common stock that may be acquired through the exercise of options.

(7)	Mr. Wright’s employer has a policy requiring him to turn over to the employer any benefit obtained from any shares obtained from these options. Mr. Wright disclaims beneficial ownership of these options or any shares acquired upon exercise of these options.

(8)	According to Schedule 13G, filed February 13, 2003, the reporting person has sole voting power and sole dispositive power with respect to 1,396,837 shares and shares voting power and dispositive power with a wholly-owned subsidiary with respect to 5,721,851 shares as of December 31, 2002.

(9)	According to a Schedule 13D, filed November 27, 2002, the reporting person has sole voting power and sole dispositive power with respect to all 4,360,978 shares as of that date.

(10)	According to a Schedule 13G/A, filed March 3, 2003, the reporting person shares voting power and dispositive power with respect to all 1,260,086 shares as of February 28, 2003.

Equity Compensation Plan Information

      General. The following table sets forth information as of December 31, 2002, with respect to any compensation plan under which shares of our common stock are authorized for issuance.

Number of Securities
	Number of Securities to Be	Weighted Average	Remaining Available
	Issued upon Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans(1)

Equity compensation plans approved by shareholders(2)	—	—	—
Equity compensation plans not approved by shareholders:
2002 Management Incentive Plan(3)	2,219,100	$2.50	3,122

Total	2,219,100	—	3,122

(1)	Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.

(2)	We do not have any equity compensation plans that have been approved by shareholders.

(3)	The 2002 Management Incentive Plan was approved by the bankruptcy court pursuant to the Revised Third Amended Joint Plan of Reorganization.

      2002 Management Incentive Plan. Pursuant to the Revised Third Amended Joint Plan of Reorganization we adopted the 2002 Management Incentive Plan (the “MIP”) for the benefit of employees and directors of NII Holdings, which became effective on November 12, 2002. The MIP provides equity and equity-related incentives to directors, officers or key employees of, and consultants to, NII Holdings up to a maximum of 2,222,222 shares of common stock subject to adjustments. The MIP is administered by NII Holdings’ board of directors, or by a committee of the board of directors to which such authority is delegated by the board of directors. The MIP provides for the issuance of options for the purchase of shares of common stock, as well as grants of shares of common stock where the recipient’s rights may vest upon the fulfillment of specified performance targets or the recipient’s continued employment by NII Holdings for a specified period, or in which the recipient’s rights may be subject to forfeiture upon a termination of employment. The MIP also provides for the issuance to non-affiliate directors, officers or key employees of, and consultants to, NII Holdings of stock appreciation rights whose value shall be tied to the market value per share, as defined in the MIP, of the common stock, and performance units which shall entitle the recipients to payments upon the attainment of specified performance goals.

      The MIP provides for the issuance of incentive stock options in compliance with Section 422 of the Internal Revenue Code, as well as “non-qualified” options which do not purport to qualify for treatment under Section 422. All options issued under the MIP shall vest as determined by the board of directors.

Item 13. Certain Relationships and Related Transactions

Transactions with Nextel Communications, Inc.

     Issuance of Notes and Common Stock

      On November 12, 2002, we raised $140.0 million in proceeds from some of our creditors that participated in a rights offering in exchange for the issuance of 15,680,000 additional shares of NII Holdings’ new common stock and new notes with an aggregate principal amount of $180.8 million due at maturity. The rights offering provided the holders of NII Holdings’ then-existing senior redeemable notes, and some of our other creditors, the opportunity to purchase a pro rata share of NII Holdings’ new common stock, as well as new notes issued, by NII Holdings (Cayman), one of our wholly-owned subsidiaries. Through the rights offering, Nextel Communications purchased $50.9 million of the new notes and 5,696,521 shares of the common stock issued, together with 1,422,167 shares of common stock that NII Holdings issued to Nextel Communications in connection with the cancellation of NII Holdings’ senior redeemable notes and in satisfaction of claims by Nextel Communications under our 1997 tax sharing agreement. The new notes are senior secured obligations that accrue interest at a rate of approximately 13% per annum, compounded quarterly, through October 31, 2004, which interest is added to principal, and accrues interest thereafter at a rate of approximately 13% per annum, compounded quarterly and payable in cash quarterly and mature in 2009. The repayment of the new notes is fully, unconditionally and irrevocably guaranteed by NII Holdings and certain of our subsidiaries and affiliates.

     New Spectrum Use and Build-Out Agreement

      On November 12, 2002, pursuant to our Revised Third Amended Joint Plan of Reorganization, we and certain of our subsidiaries and Nextel Communications and certain of its subsidiaries executed and delivered the New Spectrum Use and Build-Out Agreement. Under this agreement, we committed to complete the construction of our network in the Baja region of Mexico, in exchange for which Nextel Communications paid $25.0 million to us on the effective date of the reorganization and placed $25.0 million in escrow to be disbursed as costs are incurred in connection with the build-out. The balance of the escrowed funds will be disbursed at the earlier of 18 months or completion of the Baja build-out in accordance with the requirements set forth in the agreement, including network definitions, cell sites and coverage area requirements. Each party to the New Spectrum Use and Build-Out Agreement agreed to

(A) forever waive any right to terminate the existing Spectrum Use and Build-Out Agreement or terminate or limit the other party’s right to use or operate frequencies in certain zones as described in the original agreement, and (B) continue perpetually the existing Spectrum Use and Build-Out Agreement to the maximum extent permitted under applicable regulations. Notwithstanding the foregoing, in the event that Nextel Communications implements a technology change that results in the inability of Nextel Communications to coordinate interference with us on the relevant channels, then Nextel Communications may give us at least 24 months written notice of its intent to terminate the New Spectrum Use and Build-Out Agreement. If Nextel Communications terminates the New Spectrum Use and Build-Out Agreement in accordance with this provision, all rights that any party may have under the New Spectrum Use and Build-Out Agreement shall be extinguished.

      The New Spectrum Use and Build-Out Agreement also provides a $50.0 million liquidated damages provision to Nextel Communications with respect to certain defaults by us. The amount of liquidated damages decreases to $25.0 million 24 months following the effective date of the reorganization, to $10.0 million 36 months following the effective date, and to zero 48 months following the effective date.

     Tax Cooperation Agreement with Nextel Communications, Inc.

      We had a tax sharing agreement with Nextel Communications, dated January 1, 1997, in effect through November 11, 2002. Pursuant to our Revised Third Amended Joint Plan of Reorganization, we entered into a Tax Cooperation Agreement with Nextel Communications on November 12, 2002, under which Nextel Communications and us agreed to retain, for 20 years following the effective date of the plan of reorganization, books, records, accounting data and other information related to the preparation and filing of consolidated tax returns filed for Nextel Communications’ consolidated group pursuant to the 1997 tax sharing agreement, which was terminated as part of the chapter 11 proceedings. Under the tax cooperation agreement, each of Nextel Communications and us has agreed to provide the other with access to certain tax records and certain employees.

Amended and Restated Overhead Services Agreement with Nextel Communications, Inc.

      We had an overhead services agreement with Nextel Communications in effect through November 11, 2002. On November 12, 2002, pursuant to our Revised Third Amended Joint Plan of Reorganization, we entered into the Amended and Restated Overhead Services Agreement, pursuant to which Nextel Communications will provide us, for agreed upon service fees, certain (i) information technology services, (ii) payroll and employee benefit services, (iii) procurement services, (iv) engineering and technical services, (v) marketing and sales services, and (vi) accounts payable services. Either Nextel Communications or us can terminate one or more of the other services at any time with 30 days advance notice. Effective January 1, 2003, we no longer use Nextel Communications’ payroll and employee benefit services, procurement services or accounts payable services.

Third Amended and Restated Trademark License Agreement with Nextel Communications, Inc.

      On November 12, 2002, pursuant to our Revised Third Amended Joint Plan of Reorganization, we entered into a Third Amended and Restated Trademark License Agreement with Nextel Communications, which superseded a Second Amended and Restated Trademark License Agreement. Under the new agreement, Nextel Communications granted to us an exclusive, royalty-free license to use within Latin America, excluding Puerto Rico, certain trademarks, including but not limited to the mark “Nextel”. The license continues indefinitely unless terminated by Nextel Communications upon 60 days notice if we commit one of several specified defaults (namely, failure to maintain agreed quality controls, a change in control of us, or certain other material defaults under the New Spectrum Use and Build-Out Agreement) and fail to cure the default within a 60 day period. Subject to certain restrictions, we may develop our own trademarks and service marks as long as they are not confusingly similar to the licensed trademarks. Under a separate license agreement containing reciprocal terms and conditions, we have granted to Nextel Communications an exclusive license to use certain of our trademarks in the Spanish language within the United States, with prior approval. Under a side agreement, until the sooner of November 12, 2007 or the termination of the new agreement, Nextel Communications agreed to not offer iDen service in Latin America, other than in Puerto Rico, and we agreed to not offer iDen service in the United States.

     Standstill Agreement

      As part of our Revised Third Amended Joint Plan of Reorganization, we, Nextel Communications and certain of our noteholders entered into a Standstill Agreement, pursuant to which (i) Nextel Communications and its affiliates agreed not to purchase (or take any other action to acquire) any of our equity securities, or other securities convertible into our equity securities, that would result in Nextel Communications and its affiliates holding, in the aggregate, more than 49.9% of the equity ownership of us on a fully diluted basis without prior approval of a majority of the non-Nextel Communications members of the Board of Directors and (ii) we agreed not to take any action that would cause Nextel Communications to hold more than 49.9% of the common equity of us on a fully diluted basis.

Transactions with Motorola, Inc.

Master Equipment Financing Agreement

      We had a master equipment financing agreement with Motorola Credit Corporation in effect through November 11, 2002 (the “MEFA”). On November 12, 2002, pursuant to our Revised Third Amended Joint Plan of Reorganization, we entered into a new master equipment financing agreement (the “New MEFA”), with Motorola, comprised of two tranches, Tranche A (comprised of amounts formerly outstanding under a secured loan agreement with Motorola) in the amount of $56.650 million, and Tranche B (comprised of amounts formerly outstanding under the MEFA) in the amount of $225.0 million. The borrowers under the New MEFA were Nextel Mexico, Nextel Peru and other of our operating companies and the maturity date is December 31, 2007. Under the New MEFA, interest accrues at current rates as specified in the secured loan agreement (with respect to Tranche A) and the MEFA (with respect to Tranche B), payable semi-annually in arrears, on June 30 and December 31, and the principal amortization of Tranche A is in equal semi-annual payments, in arrears, on the earlier to occur of June 30 or December 31, beginning no earlier than one year from the date that Tranche A is drawn down, provided that Tranche A is to be paid in full on or before December 31, 2007, and that the principal amortization of Tranche B is in semi-annual payments of $28.1 million, in arrears, on June 30 and December 31, beginning on June 30, 2004. The New MEFA is secured by all of our assets, subject to an intercreditor agreement among Motorola, the holders of the notes, a trustee, and a collateral agent with a first lien on certain assets (primarily those relating to non-Brazilian affiliates), and providing a second lien in certain assets for the notes and the new equipment financing agreement on a pari passu basis (see discussion below in “— Equipment Financing Agreement” and “— Intercreditor Agreement”). The New MEFA is guaranteed by NII Holdings and certain of its subsidiaries (and their respective intermediate parents and subsidiaries), and any existing or new debt owed to us or any of our affiliates or subsidiaries by the guarantors of the New MEFA or by NII Holdings to the guarantors of the New MEFA or any of NII Holdings’ subsidiaries or “downstream” affiliates must be expressly subordinated to the New MEFA.

      Pursuant to the New MEFA, $56.650 million in cash collateral, plus the pre- and post-petition interest on such cash collateral, was released to Motorola and the $56.650 million is available to be borrowed under Tranche A to NII Holdings for working capital needs.

      Under the New MEFA, we are permitted to raise up to $150.0 million of unsecured indebtedness, and up to $50.0 million of secured indebtedness ranking pari passu with the New MEFA, provided that 50% of proceeds in excess of $250.0 million in aggregate of funding (equity, debt, sale leaseback, etc.) will be used to prepay the New MEFA (or at our election a pro rata portion of the New EFA).

Second Amended and Restated Equipment Financing Agreement

      As part of our Revised Third Amended Joint Plan of Reorganization, we entered into a new equipment financing agreement (the “New EFA”) with Motorola, with a maturity date of November 1, 2009, and a commitment amount of $100.0 million (all of which has been funded). Interest is payable at the current rate specified in the EFA, semi-annually in arrears, on June 30 and December 31 and interest payments until December 31, 2004 are paid only out of positive free cash flow from our Brazilian operating subsidiaries to the extent that there is cash available, otherwise, the interest will be deferred until the earlier of when cash is available or January 1, 2005. Principal amortizes in semi-annual payments of $12.5 million, in arrears, on June 30 and December 31, beginning on June 30, 2006. We and certain of our operating subsidiaries and intermediate parents provide a guarantee of debts under the New EFA, and the New EFA is secured by all of our assets and the assets of our operating subsidiaries. The obligations under the New EFA are secured by a first lien in certain of those assets (primarily those of the Brazilian operating companies), and the obligations under the new notes and the New EFA have a second lien in certain of those assets on a pari passu basis. Pursuant to the Intercreditor Agreement described in the immediately following paragraph, until January 1, 2005, Motorola’s ability to exercise its rights and remedies with respect to our guaranty will be limited. Until that date, Motorola agrees to forbear from exercising such rights and remedies with respect to our guaranty of the New EFA unless our Brazilian holding company defaults on its obligation to pay interest under the New EFA or defaults on certain other required payments. Beginning on January 1, 2005, unless there is a default in the obligation to pay interest under the EFA, Motorola may make a demand on our guaranty after the occurrence of any default by our Brazilian holding company under the New EFA.

Intercreditor Agreement

      On November 12, 2002, we entered into the Intercreditor Agreement with Motorola Credit Corporation, a collateral agent and the Indenture trustee. Under the Intercreditor Agreement, notwithstanding the priority of any liens, collateral proceeds from (i) the New MEFA collateral will be paid first to satisfy the New MEFA and second to satisfy the notes and the New EFA on a pari passu basis, and (ii) the New EFA collateral will be paid first to satisfy the New EFA and second to satisfy the notes and the New MEFA on a pari passubasis.

Registration Rights Agreement

      We have entered into a Registration Rights Agreement dated as of November 12, 2002 pursuant to our Third Amended Joint Plan of Reorganization with certain holders of our notes and common stock, including Nextel Communications, under which we agreed to register their securities with the SEC for resale.

Other Transactions

      On April 10, 2001 we loaned $193,000 to Mr. Felipe as an advance to pay income taxes in exchange for his non-negotiable promissory note, which was due and fully paid as of March 31, 2002.

Item 14. Controls and Procedures

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. Within the 90 day period prior to the filing of this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and in our operating companies, including our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, these officers concluded that our disclosure controls and procedures were effective. There have been no significant changes to this system of internal controls or in other factors that could significantly affect those controls subsequent to the date of our evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	Financial Statements. Financial statements and independent auditors’ report filed as part of this report are listed below:

Page

Independent Auditors’ Report	F-2
Consolidated Balance Sheets — As of December 31, 2002 (Successor Company) and December 31, 2001 (Predecessor Company)	F-3
Consolidated Statements of Operations — For the Two Months Ended December 31, 2002 (Successor Company), Ten Months Ended October 31, 2002 (Predecessor Company), Year Ended December 31, 2001 (Predecessor Company) and Year Ended December 31, 2000 (Predecessor Company)
F-4
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity — For the Two Months Ended December 31, 2002 (Successor Company), Ten Months Ended October 31, 2002 (Predecessor Company), Year Ended December 31, 2001 (Predecessor Company) and Year Ended December 31, 2000 (Predecessor Company)
F-6
Consolidated Statements of Cash Flows — For the Two Months Ended December 31, 2002 (Successor Company), Ten Months Ended October 31, 2002 (Predecessor Company), Year Ended December 31, 2001 (Predecessor Company) and Year Ended December 31, 2000 (Predecessor Company)
F-8
Notes to Consolidated Financial Statements	F-9

(2)	Financial Statement Schedule. The following financial statement schedule is filed as part of this report and is included in Item 14(d) below. Schedules other than the schedule listed below are omitted because they are either not required or not applicable.

Page

Schedule II — Valuation and Qualifying Accounts	F-66

(3)	List of Exhibits. The exhibits filed as part of this report are listed in the Exhibit Index, which is incorporated in this item by reference.

(b)	Reports on Form 8-K.

•	On November 12, 2002, we filed a Current Report on Form 8-K, dated October 28, 2002, reporting under Item 3 the confirmation of our Revised Third Amended Joint Plan of Reorganization and a summary of that plan.

•	On November 15, 2002, we filed a Current Report on Form 8-K, dated November 12, 2002, reporting under Item 5 the confirmation of our Revised Third Amended Joint Plan of Reorganization and a summary of that plan and including as an exhibit a press release on our financial results and other data for the quarter ended September 30, 2002.

•	On December 10, 2002, we filed a Current Report on Form 8-K, dated December 10, 2002, reporting under Item 5, and including as an exhibit a press release on, the signing of a definitive sale/leaseback agreement with American Tower Corporation.

•	On December 20, 2002, we filed a Current Report on Form 8-K, dated December 17, 2002, reporting under Item 5 certain optional disclosure pursuant to Regulation FD.

(c)	Exhibits. The exhibits filed as part of this report are listed in Item 15(a)(3) above.

(d)	Financial Statement Schedules. The financial statement schedules filed as part of this report are listed in Item 15(a)(2) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NII HOLDINGS, INC.

By:	/s/ BYRON R. SILIEZAR

Byron R. Siliezar
Vice President and Chief Financial Officer

March 27, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2003.

Signature	Title

/s/ STEVEN M. SHINDLER Steven M. Shindler	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)
/s/ BYRON R. SILIEZAR Byron R. Siliezar	Vice President and Chief Financial Officer (principal financial and accounting officer)
/s/ TIMOTHY M. DONAHUE Timothy M. Donahue	Director
/s/ STEVEN P. DUSSEK Steven P. Dussek	Director
/s/ NEAL P. GOLDMAN Neal P. Goldman	Director
/s/ CAROLYN KATZ Carolyn Katz	Director
/s/ DONALD E. MORGAN Donald E. Morgan	Director
/s/ JOHN W. RISNER John W. Risner	Director
/s/ CHARLES F. WRIGHT Charles F. Wright	Director

CERTIFICATION

      I, Steven M. Shindler, Chief Executive Officer of NII Holdings, Inc., certify that:

      1. I have reviewed this annual report on Form 10-K of NII Holdings, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ STEVEN M. SHINDLER

Steven M. Shindler
Chief Executive Officer

      Date: March 27, 2003

CERTIFICATION

      I, Byron R. Siliezar, Chief Financial Officer of NII Holdings, Inc., certify that:

      1. I have reviewed this annual report on Form 10-K of NII Holdings, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ BYRON R. SILIEZAR

Byron R. Siliezar
Chief Financial Officer

Date: March 27, 2003

NII HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULES

INDEPENDENT AUDITORS’ REPORT	F-2
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets — As of December 31, 2002 (Successor Company) and December 31, 2001 (Predecessor Company)	F-3

Consolidated Statements of Operations — For the Two Months Ended December 31, 2002 (Successor Company), Ten Months Ended October 31, 2002 (Predecessor Company), Year Ended December 31, 2001 (Predecessor Company) and Year Ended December 31, 2000 (Predecessor Company)
F-4

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity — For the Two Months Ended December 31, 2002 (Successor Company), Ten Months Ended October 31, 2002 (Predecessor Company), Year Ended December 31, 2001 (Predecessor Company) and Year Ended December 31, 2000 (Predecessor Company)
F-6

Consolidated Statements of Cash Flows — For the Two Months Ended December 31, 2002 (Successor Company), Ten Months Ended October 31, 2002 (Predecessor Company), Year Ended December 31, 2001 (Predecessor Company) and Year Ended December 31, 2000 (Predecessor Company)
F-8
Notes to Consolidated Financial Statements	F-9

FINANCIAL STATEMENT SCHEDULE
Schedule II — Valuation and Qualifying Accounts	F-66

NII HOLDINGS, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

NII Holdings, Inc.
Reston, Virginia

      We have audited the accompanying consolidated balance sheets of NII Holdings, Inc. and subsidiaries as of December 31, 2002 (Successor Company consolidated balance sheet) and 2001 (Predecessor Company consolidated balance sheet), and the related consolidated statements of operations, changes in stockholders’ (deficit) equity and cash flows for the two months ended December 31, 2002 (Successor Company consolidated operations), the ten months ended October 31, 2002, and for each of the two years in the period ended December 31, 2001 (Predecessor Company consolidated operations). Our audits also included the financial statement schedule listed on page F-1. These consolidated financial statements and the financial statement schedule are the responsibility of NII Holdings’ management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

      As discussed in Note 1 to the consolidated financial statements, on October 28, 2002, the Bankruptcy Court entered an order confirming the plan of reorganization, which became effective on November 12, 2002. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with AICPA Statement of Position 90-7, “Financial Reporting for Entities in Reorganization Under the Bankruptcy Code,” for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 1.

      In our opinion, the Successor Company consolidated financial statements present fairly, in all material respects, the financial position of NII Holdings, Inc. and subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the two months ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Predecessor Company at December 31, 2001, and the results of their operations and their cash flows for the ten months ended October 31, 2002, and for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 2 to the consolidated financial statements, NII Holdings, Inc. and subsidiaries adopted the provisions of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” in 2000 and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. As also discussed in Note 2 to the consolidated financial statements, NII Holdings, Inc. and subsidiaries adopted the provisions of Emerging Issues Task Force Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” on November 1, 2002.

DELOITTE & TOUCHE LLP

McLean, Virginia

March 7, 2003

NII HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of December 31, 2002 (Successor Company)
and December 31, 2001 (Predecessor Company)
(in thousands)

	Successor	Predecessor
	Company	Company
	December 31,	December 31,
	2002	2001

ASSETS
Current assets
Cash and cash equivalents	$231,161	$250,250
Restricted cash	—	84,041
Accounts receivable, less allowance for doubtful accounts of $7,143 and $24,277	100,953	116,819
Handset and accessory inventory	17,954	24,486
Prepaid expenses and other	45,535	75,506

Total current assets	395,603	551,102
Property, plant and equipment, net	230,208	350,001
Intangible assets, net	200,098	192,649
Other assets	23,008	150,668

	$848,917	$1,244,420

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$27,673	$129,800
Accrued expenses and other	149,063	172,057
Deferred revenues	20,763	50,066
Accrued interest	2,587	58,131
Due to related parties	52,178	139,871
Current portion of long-term debt, including $0 and $1,274,462 due to related parties (Note 4)	—	2,665,144

Total current liabilities	252,264	3,215,069
Long-term debt, including $328,193 and $0 due to related parties	432,157	—
Deferred income taxes	4,387	15,134
Deferred revenues and other	68,695	36,367

Total liabilities	757,503	3,266,570
Commitments and contingencies (Notes 4 and 12)
Stockholders’ equity (deficit)
Common stock, 20,000 shares issued and outstanding — 2002	20	—
Paid-in capital	49,178	934,948
Series A exchangeable redeemable preferred stock, 11 shares issued and outstanding — 2001; accreted liquidation preference of $1,187,569 — 2001	—	1,050,300
Common stock, class B, 271,037 shares issued — 2001, 270,382 shares outstanding — 2001	—	271
Accumulated earnings (deficit)	42,566	(3,774,497)
Treasury stock, at cost, 655 shares — 2001	—	(3,275)
Deferred compensation, net	—	(903)
Accumulated other comprehensive loss	(350)	(228,994)

Total stockholders’ equity (deficit)	91,414	(2,022,150)

	$848,917	$1,244,420

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Two Months Ended December 31, 2002 (Successor Company),
Ten Months Ended October 31, 2002 (Predecessor Company),
Year Ended December 31, 2001 (Predecessor Company) and
Year Ended December 31, 2000 (Predecessor Company)
(in thousands, except per share amounts)

	Successor	Predecessor Company
	Company
	Two Months	Ten Months
	Ended	Ended	Year Ended December 31,
	December 31,	October 31,
	2002	2002	2001	2000

Operating revenues	$143,278	$637,095	$662,446	$324,328

Operating expenses
Cost of revenues (exclusive of depreciation shown separately below)	49,498	252,577	323,536	178,643
Selling, general and administrative	46,483	262,344	426,679	275,361
Impairment, restructuring and other charges (Note 3)	—	15,808	1,581,164	—
Depreciation	4,695	55,758	162,083	113,648
Amortization	6,380	9,219	56,479	39,394

	107,056	595,706	2,549,941	607,046

Operating income (loss)	36,222	41,389	(1,887,495)	(282,718)

Other income (expense)
Interest expense	(10,469)	(151,579)	(297,228)	(237,743)
Interest income	1,797	3,928	13,247	22,116
Reorganization items, net (Note 1)	—	2,180,223	—	—
Gain on extinguishment of debt, net	—	101,598	—	—
Foreign currency transaction gains (losses), net	1,357	(183,136)	(61,282)	(10,671)
Realized (losses) gains on investments, net	—	—	(151,291)	239,467
Equity in gains (losses) of unconsolidated affiliates	—	—	9,640	(33,328)
Minority interest in losses of subsidiaries	—	—	—	6,504
Other (expense) income, net	(1,557)	(8,918)	(4,181)	6,251

	(8,872)	1,942,116	(491,095)	(7,404)

Income (loss) from continuing operations before income tax (provision) benefit	27,350	1,983,505	(2,378,590)	(290,122)
Income tax (provision) benefit	(4,449)	(26,185)	68,750	(67,660)

Income (loss) from continuing operations	22,901	1,957,320	(2,309,840)	(357,782)
Discontinued operations
Income (loss) from operations of Nextel Philippines (including gain on disposal of $23,475 for the two months ended December 31, 2002)	19,665	(2,025)	(170,335)	(59,973)
Income tax (provision) benefit	—	(252)	(17,146)	549

Income (loss) from discontinued operations	19,665	(2,277)	(187,481)	(59,424)

Net income (loss)	42,566	1,955,043	(2,497,321)	(417,206)
Accretion of series A exchangeable redeemable preferred stock to liquidation preference value	—	—	—	(61,334)

Income (loss) attributable to common stockholders	$42,566	$1,955,043	$(2,497,321)	$(478,540)

Net income (loss) from continuing operations per common share, basic	$1.15	$7.24	$(8.53)	$(1.69)
Net income (loss) from discontinued operations per common share, basic	0.98	(0.01)	(0.69)	(0.24)

Net income (loss) per common share, basic	$2.13	$7.23	$(9.22)	$(1.93)

Net income (loss) from continuing operations per common share, diluted	$1.08	$7.24	$(8.53)	$(1.69)
Net income (loss) from discontinued operations per common share, diluted	0.93	(0.01)	(0.69)	(0.24)

Net income (loss) per common share, diluted	$2.01	$7.23	$(9.22)	$(1.93)

Weighted average number of common shares outstanding, basic	20,000	270,382	270,750	248,453

Weighted average number of common shares outstanding, diluted	21,143	270,382	270,750	248,453

The accompanying notes are an integral part of these consolidated financial statements.

(This page intentionally left blank)

NII HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

For the Two Months Ended December 31, 2002 (Successor Company),
Ten Months Ended October 31, 2002 (Predecessor Company),
Year Ended December 31, 2001 (Predecessor Company) and
Year Ended December 31, 2000 (Predecessor Company)
(in thousands)

	Series A				Class B
	Preferred Stock		Common Stock		Common Stock
							Paid-in
	Shares	Amount	Shares	Amount	Shares	Amount	Capital

Balance, January 1, 2000 — Predecessor Company	3	$298,886	220,340	$399,401	—	$—	$—
Net loss	—	—	—	—	—	—	—
Other comprehensive loss, net of income tax:
Foreign currency translation adjustment	—	—	—	—	—	—	—
Available-for-sale securities:
Unrealized holding gains arising during the year	—	—	—	—	—	—	—
Reclassification adjustments for gains included in net loss, net of taxes of $100,872	—	—	—	—	—	—	—
Total comprehensive loss
Issuance of Series A exchangeable redeemable preferred stock to Nextel Communications	8	777,985	—	—	—	—	—
Accretion of Series A exchangeable redeemable preferred stock to liquidation preference value	—	61,334	—	(61,334)	—	—	—
Issuance of common stock:
Conversion of series A exchangeable redeemable preferred stock at accreted liquidation preference value	(5)	(587,905)	49,682	587,905	—	—	—
Exercise of stock options and warrants	—	—	1,015	1,725	—	—	—
Purchase of treasury stock	—	—	(12)	—	—	—	—
Deferred compensation	—	—	—	4,773	—	—	3,045
Tax benefits on exercise of stock options	—	—	—	—	—	—	6,677
Conversion of common stock to class B common stock	—	—	(271,025)	(932,470)	271,025	271	932,199

Balance, December 31, 2000 — Predecessor Company	6	550,300	—	—	271,025	271	941,921
Net loss	—	—	—	—	—	—	—
Other comprehensive loss, net of income tax:
Foreign currency translation adjustment	—	—	—	—	—	—	—
Available-for-sale securities:
Unrealized holding losses arising during the year	—	—	—	—	—	—	—
Reclassification adjustments for losses included in net loss, net of taxes of $0	—	—	—	—	—	—	—
Total comprehensive loss
Issuance of Series A exchangeable redeemable preferred stock to Nextel Communications	5	500,000	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	(643)	—	—
Deferred compensation and other	—	—	—	—	—	—	(6,973)

Balance, December 31, 2001 — Predecessor Company	11	1,050,300	—	—	270,382	271	934,948
Net income	—	—	—	—	—	—	—
Other comprehensive income, net of income tax:
Foreign currency translation adjustment	—	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	—	—	—
Deferred compensation	—	—	—	—	—	—	10

Balance, October 31, 2002 — Predecessor Company	11	1,050,300	—	—	270,382	271	934,958
Elimination of Predecessor Company stockholders’ equity	(11)	(1,050,300)	—	—	(270,382)	(271)	(934,958)
Issuance of Successor Company common stock	—	—	20,000	20	—	—	49,178

Balance, October 31, 2002 — Successor Company	—	—	20,000	20	—	—	49,178
Net income	—	—	—	—	—	—	—
Other comprehensive loss, net of income tax:
Foreign currency translation adjustment	—	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	—	—	—

Balance, December 31, 2002 — Successor Company	—	$—	20,000	$20	—	$—	$49,178

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY — (Continued)

				Accumulated Other
				Comprehensive Income (Loss)

	Treasury Stock			Unrealized	Cumulative
Accumulated			Deferred	Gain (Loss)	Translation
(Deficit) Earnings	Shares	Amount	Compensation	on Investments	Adjustment	Total

$(859,970)	—	$—	$—	$119,682	$(137,589)	$(179,590)
(417,206)	—	—	—	—	—	(417,206)
—	—	—	—	—	3,340	3,340
—	—	—	—	28,284	—	28,284
—	—	—	—	(142,194)	—	(142,194)

						(527,776)

—	—	—	—	—	—	777,985
—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	1,725
—	12	(62)	—	—	—	(62)
—	—	—	(5,173)	—	—	2,645
—	—	—	—	—	—	6,677
—	—	—	—	—	—	—

(1,277,176)	12	(62)	(5,173)	5,772	(134,249)	81,604
(2,497,321)	—	—	—	—	—	(2,497,321)
—	—	—	—	—	(94,745)	(94,745)
—	—	—	—	(197,859)	—	(197,859)
—	—	—	—	192,087	—	192,087

						(2,597,838)

—	—	—	—	—	—	500,000
—	643	(3,213)	—	—	—	(3,213)
—	—	—	4,270	—	—	(2,703)

(3,774,497)	655	(3,275)	(903)	—	(228,994)	(2,022,150)
1,955,043	—	—	—	—	—	1,955,043
—	—	—	—	—	67,054	67,054

—	—	—	—	—	—	2,022,097

—	—	—	43	—	—	53

(1,819,454)	655	(3,275)	(860)	—	(161,940)	—
1,819,454	(655)	3,275	860	—	161,940	—
—	—	—	—	—	—	49,198

—	—	—	—	—	—	49,198
42,566	—	—	—	—	—	42,566
—	—	—	—	—	(350)	(350)

—	—	—	—	—	—	42,216

$42,566	—	$—	$—	$—	$(350)	$91,414

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Two Months Ended December 31, 2002 (Successor Company), Ten Months
Ended December 31, 2002 (Predecessor Company), Year Ended December 31, 2001
(Predecessor Company) and Year Ended December 31, 2000 (Predecessor Company)
(in thousands)

		Predecessor Company
	Successor
	Company
	Two Months	Ten Months	Year Ended
	Ended	Ended	December 31,
	December 31,	October 31,
	2002	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$42,566	$1,955,043	$(2,497,321)	$(417,206)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on extinguishment of debt, net	—	(101,598)	—	—
Reorganization items, including fresh-start valuation adjustments	—	(2,198,522)	—	—
Amortization of debt financing costs and accretion of senior redeemable notes	3,250	67,537	187,302	137,633
Depreciation and amortization	11,217	65,356	234,556	160,918
Provision for losses on accounts receivable	634	17,484	40,902	16,115
Foreign currency transaction losses, net	2,001	185,284	69,854	25,273
Equity in (gains) losses of unconsolidated affiliates	—	—	(9,640)	53,874
Minority interest in losses of subsidiaries	—	—	—	(6,504)
Impairment, restructuring and other charges	—	7,968	1,741,007	—
Realized losses (gains) on investments	—	—	151,291	(239,467)
Gain on sale of discontinued operations	(23,475)	—	—	—
Deferred income tax (benefit) provision	(100)	(448)	(131,005)	88,538
Stock-based compensation	—	(382)	(17)	2,645
Other, net	834	3,746	5,848	(3,737)
Change in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(5,583)	11,698	(80,339)	(58,733)
Handset and accessory inventory	152	4,300	1,466	(11,193)
Prepaid expenses and other assets	(3,562)	30,308	1,631	(51,962)
Accounts payable, accrued expenses and other	(3,095)	30,713	152,464	92,040
Proceeds from spectrum sharing agreement	—	25,000	—	—

Net cash provided by (used in) operating activities	24,839	103,487	(132,001)	(211,766)

Cash flows from investing activities:
Capital expenditures	(25,683)	(199,682)	(644,977)	(368,732)
Payments for acquisitions, purchases of licenses and other	(58)	(13,775)	(35,183)	(409,152)
Payments for investments in and advances to affiliates, net	—	—	—	(1,582)
Net proceeds from sale of available-for-sale securities	—	—	139,080	—
Net proceeds from sale of affiliates	—	—	3,500	—
Purchase of short-term investments	—	—	—	(154,374)
Proceeds from maturities and sales of short-term investments	—	—	—	154,374
Other	727	—	1,390	784

Net cash used in investing activities	(25,014)	(213,457)	(536,190)	(778,682)

Cash flows from financing activities:
Proceeds from issuance of series A exchangeable redeemable preferred stock to Nextel Communications	—	—	500,000	692,686
Issuance of debt securities	—	100,800	—	641,043
Proceeds from issuance of common stock	—	38,394	—	—
Borrowings under long-term credit facilities and other	—	—	—	56,650
Repayments under long-term credit facilities and other	—	(13,044)	(34,149)	(34,440)
Transfers from (to) restricted cash	—	29	(26,524)	(145)
(Repayments to) borrowings from Nextel Communications, net	—	(12,059)	9,899	13,867
Purchase of treasury stock	—	—	(3,213)	(62)
Capital contributions from minority stockholders	—	—	—	6,223
Debt financing costs	—	(2,810)	—	(16,753)
Proceeds from exercise of stock options and warrants	—	—	—	1,725

Net cash provided by financing activities	—	111,310	446,013	1,360,794

Effect of exchange rate changes on cash and cash equivalents	314	(20,568)	(1,279)	3,333

Net increase (decrease) in cash and cash equivalents	139	(19,228)	(223,457)	373,679
Cash and cash equivalents, beginning of period	231,022	250,250	473,707	100,028

Cash and cash equivalents, end of period	$231,161	$231,022	$250,250	$473,707

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Operations and Reorganization

      Operations. We provide wireless communications services targeted at meeting the needs of business customers in selected markets in Latin America. We are designing our digital wireless networks to support multiple wireless services, including:

•	digital mobile telephone service, including advanced calling features such as speakerphone, conference calling, voice-mail, call forwarding and additional line service;

•	Nextel Direct Connect® service, which allows subscribers in the same country to contact each other instantly, on a private one-to-one call or on a group call;

•	Internet services, mobile messaging services, e-mail and JavaTM enabled business applications, which are marketed as “Nextel OnlineSM” services; and

•	international roaming capabilities, which are marketed as “Nextel WorldwideSM”.

      Our principal operations are in major business centers and related transportation corridors of Mexico, Brazil, Peru and Argentina. We also provide analog specialized mobile radio services in Chile.

      Reorganization. We were formerly known as Nextel International, Inc. Prior to November 12, 2002, we were an indirect, substantially wholly owned subsidiary of Nextel Communications, Inc. In May 2002, we reached an agreement in principle with our main creditors, Motorola Credit Corporation, Nextel Communications and an ad hoc committee of noteholders, to restructure our outstanding debt. In connection with this agreement, on May 24, 2002, NII Holdings, Inc. and NII Holdings (Delaware), Inc. filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. None of our foreign subsidiaries filed for Chapter 11 reorganization. While our U.S. companies that filed for Chapter 11 operated as debtors-in-possession under the Bankruptcy Code, our foreign subsidiaries continued operating in the ordinary course of business during the Chapter 11 process, providing continuous and uninterrupted wireless communication services to existing and new customers.

      As part of our Chapter 11 proceedings, we filed our original Joint Plan of Reorganization on June 14, 2002, our First Amended Joint Plan of Reorganization on June 27, 2002, our Second Amended Joint Plan of Reorganization on July 9, 2002, our Third Amended Joint Plan of Reorganization on July 26, 2002, and our Revised Third Amended Joint Plan of Reorganization on July 31, 2002, reflecting the final negotiations with our major creditor constituents. On October 28, 2002, the Bankruptcy Court confirmed our plan of reorganization and on November 12, 2002, we emerged from Chapter 11 proceedings.

      Following is a summary of the significant transactions consummated on November 12, 2002 under our confirmed plan of reorganization:

•	NII Holdings amended and restated its Bylaws and filed a Restated Certificate of Incorporation with the Secretary of State of the State of Delaware authorizing an aggregate of 100,000,000 shares of common stock, par value $0.001 per share, one share of special director preferred stock, par value $1.00 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.001 per share;

•	NII Holdings cancelled all shares of its preferred stock, common stock and other equity interests that existed prior to November 12, 2002;

•	NII Holdings exchanged, on a pro rata basis, $2.3 billion in senior redeemable notes and other unsecured, non-trade claims that existed prior to its bankruptcy filing for 3,920,000 shares of new common stock and canceled its then-existing senior redeemable notes and some other unsecured, non-trade debt that existed prior to November 12, 2002;

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.     Summary of Operations and Reorganization — (Continued)

•	Motorola Credit Corporation reinstated in full our $225.0 million international Motorola equipment financing facility and our $100.0 million Brazil Motorola equipment financing facility including $3.2 million in accrued interest, subject to deferrals of principal amortization and some structural modifications;

•	NII Holdings repaid the outstanding principal balance, together with accrued interest, due under its $56.7 million international Motorola incremental equipment financing facility using restricted cash held in escrow. The principal amount repaid will be available for re-borrowing upon the terms set forth in the international Motorola equipment financing facility (see Note 4);

•	NII Holdings raised $140.0 million in proceeds from some of our creditors that participated in a rights offering in exchange for the issuance of 15,680,000 additional shares of NII Holdings’ new common stock and new notes with an aggregate principal amount of $180.8 million due at maturity. The rights offering provided the holders of NII Holdings’ then-existing senior redeemable notes, and some of our other creditors, the opportunity to purchase a pro rata share of NII Holdings’ new common stock, as well as new notes issued by NII Holdings (Cayman), Ltd., one of our wholly-owned subsidiaries. Through the rights offering, Nextel Communications, Inc. purchased $50.9 million of the new notes and 5,696,521 shares of the common stock issued, together with 1,422,167 shares of common stock that NII Holdings issued to Nextel Communications, Inc. in connection with the cancellation of NII Holdings’ senior redeemable notes and in satisfaction of claims by Nextel Communications, Inc. under our 1997 tax sharing agreement. Nextel Communications, Inc. owned about 35.6% of NII Holdings’ issued and outstanding shares of new common stock as of November 12, 2002. MacKay Shields owned or controlled about 21.8% of NII Holdings’ common stock as of November 12, 2002. The new notes are senior secured obligations that accrue interest at a rate of approximately 13% per annum, compounded quarterly, through October 31, 2004, which interest is added to principal, and accrues interest thereafter at a rate of approximately 13% per annum, compounded quarterly and payable in cash quarterly. The new notes mature on November 1, 2009. The repayment of the new notes is fully, unconditionally and irrevocably guaranteed by NII Holdings and some of our subsidiaries and affiliates; and

•	NII Holdings entered into a new spectrum use and build-out agreement with Nextel Communications with respect to certain areas on the border between the United States and Mexico. As part of that agreement, we received $25.0 million of a total payment of $50.0 million, with the remaining $25.0 million placed in escrow to be distributed as costs are incurred during the completion of the network build-out.

      We also reached an agreement with the creditors to our Argentina credit facilities to repurchase the outstanding balance owed to such creditors by our Argentine operating company for $5.0 million in cash and 400,000 shares of NII Holdings’ new common stock.

      As a result of these transactions, as of December 31, 2002, NII Holdings had 20,000,000 shares of new common stock outstanding.

      Because our plan of reorganization was approved by the Bankruptcy Court on October 28, 2002, for financial reporting purposes we used an effective date of October 31, 2002 and applied fresh-start accounting to our consolidated balance sheet as of that date in accordance with the American Institute of Certified Public Accountants’ Statement of Position, or SOP, 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” We adopted fresh-start accounting because the holders of our existing voting shares immediately before filing and confirmation of our plan of reorganization received less than 50% of the voting shares of the emerging company and our reorganization value, which served as

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.     Summary of Operations and Reorganization — (Continued)

the basis for our reorganization plan approved by the Bankruptcy Court, was less than our post petition liabilities and allowed claims, as shown below (in thousands):

Post petition current liabilities	$8,482
Liabilities deferred under the Chapter 11 proceeding	2,446,174

Total post petition liabilities and allowed claims	2,454,656
Total Reorganization value	(475,800)

Excess of liabilities over reorganization value	$1,978,856

      Under fresh-start accounting, a new reporting entity is considered to be created and we adjusted the recorded amounts of assets and liabilities to reflect their estimated fair values at the date fresh-start accounting was applied. Accordingly, the estimated reorganization value of our company of $475.8 million represents the total fair value that we allocated to the assets and liabilities of our reorganized company in conformity with Statement of Financial Accounting Standards No. 141, “Business Combinations.”

      Our financial advisors advised us with respect to the estimated reorganization value of our company and the reorganization equity value of our company of $50.0 million. Our financial advisors used two methodologies to derive the total estimated reorganization value: (a) the application of comparable public company multiples to our historical and projected financial results, and (b) a calculation of the present value of our free cash flows under our revised business plan using financial projections through 2007, including an assumption for a terminal value, discounted back at our estimated post-restructuring weighted average cost of capital. In deriving the total reorganization value our financial advisors considered our market share and position, competition and general economic considerations, projected revenue growth, potential profitability, working capital requirements and other relevant factors.

      As a result of our reorganization and application of fresh-start accounting, during the ten months ended October 31, 2002, we recognized about a $2.3 billion gain on the extinguishment of our senior notes and a $115.9 million charge related to the revaluation of our assets and liabilities.

      The table below shows our consolidated balance sheet that reflects reorganization and fresh-start accounting adjustments that we recorded as of October 31, 2002. These adjustments primarily include the following:

•	the receipt of $25.0 million of a total $50.0 million in proceeds from Nextel Communications on the effective date of our reorganization under a new spectrum use and build-out agreement, which we deferred and recognized as a liability because of our future performance obligations;

•	the repayment to Motorola Credit Corporation of $56.7 million in outstanding principal plus accrued interest under our international Motorola incremental equipment financing facility and accrued interest under our international Motorola equipment financing facility and Brazil Motorola equipment financing facility;

•	the extinguishment of $2.3 billion of our senior redeemable notes plus accrued interest and some other unsecured, non-trade debt in exchange for the issuance of 3,920,000 shares of our new common stock;

•	the receipt of $140.0 million in proceeds received through our rights offering in exchange for the issuance of new senior notes and 15,680,000 of new common stock, allocated between debt and equity based on the relative fair values of each;

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.     Summary of Operations and Reorganization — (Continued)

•	the payment of $5.0 million and the issuance of 400,000 shares of new common stock in exchange for the retirement of the entire outstanding balance of $100.7 million under our Argentine credit facilities plus accrued interest;

•	the cancellation of all outstanding preferred stock, common stock and other equity interests and elimination of all components of stockholders’ equity, including paid-in-capital, accumulated deficit, deferred compensation and accumulated other comprehensive loss; and

•	the $116.8 million adjustment to the carrying values of our property, plant and equipment and intangible assets based on our estimates of their relative fair values, which we determined in consultation with external valuation specialists that we hired, and the resulting adjustment to deferred income taxes.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.     Summary of Operations and Reorganization — (Continued)

	Pre	Spectrum	Debt Extinguishment
	Reorganization	Transaction	and Reorganization	Rights	Argentina
	Balance	with NCI	Payments	Offering	Settlement
ASSETS

	(in thousands)
Current assets
Cash and cash equivalents	$90,526	$25,000	$(19,504)	$140,000	$(5,000)
Restricted cash	69,489		(69,489)
Accounts receivable, net	97,342
Handset and accessory inventory	19,269
Prepaid expenses and other	63,774

Total current assets	340,400	25,000	(88,993)	140,000	(5,000)
Property, plant and equipment, net	359,752
Intangible assets and other, net	172,610
Other assets	46,380

	$919,142	$25,000	$(88,993)	$140,000	$(5,000)

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$36,304	$—	$2,718	$—	$—
Accrued expenses and other	209,483		(11,866)
Deferred revenues	46,935
Accrued interest	31,600		(23,670)		(6,829)
Due to related parties	50,407		215
Current portion of long-term debt	157,419		(56,650)		(100,769)

Total current liabilities	532,148	—	(89,253)	—	(107,598)
Long-term debt	325,000		3,193	100,800
Deferred income taxes	2,659
Deferred revenues and other	33,130	25,000

Total liabilities not subject to compromise	892,937	25,000	(86,060)	100,800	(107,598)
Liabilities subject to compromise	2,446,174		(2,446,174)
Stockholders’ (deficit) equity
Preferred stock	1,050,300
Common stock — old	271
Common stock — new	—		4	16
Paid-in-capital — old	934,958
Paid-in-capital — new	—		8,994	39,184	1,000
Treasury stock	(3,275)
Deferred compensation	(860)
Cumulative translation adjustment	(161,940)
Accumulated deficit	(4,239,423)		2,434,243		101,598

Total stockholders’ (deficit) equity	(2,419,969)	—	2,443,241	39,200	102,598

	$919,142	$25,000	$(88,993)	$140,000	$(5,000)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Elimination of Equity and Fresh
	Start Adjustments

		Allocation of	Post
	Equity	Reorganization	Reorganization
	Elimination	Value	Balance
ASSETS

	(in thousands)
Current assets
Cash and cash equivalents	$—	$—	$231,022
Restricted cash
Accounts receivable, net			97,342
Handset and accessory inventory			19,269
Prepaid expenses and other		(26,455)	37,319

Total current assets	—	(26,455)	384,952
Property, plant and equipment, net		(149,450)	210,302
Intangible assets and other, net		32,692	205,302
Other assets		(18,374)	28,006

	$—	$(161,587)	$828,562

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$—	$—	$39,022
Accrued expenses and other		(2,600)	195,017
Deferred revenues		(26,455)	20,480
Accrued interest			1,101
Due to related parties			50,622
Current portion of long-term debt			—

Total current liabilities	—	(29,055)	306,242
Long-term debt			428,993
Deferred income taxes		1,714	4,373
Deferred revenues and other		(18,374)	39,756

Total liabilities not subject to compromise	—	(45,715)	779,364
Liabilities subject to compromise			—
Stockholders’ (deficit) equity
Preferred stock	(1,050,300)		—
Common stock — old	(271)		—
Common stock — new			20
Paid-in-capital — old	(934,958)		—
Paid-in-capital — new			49,178
Treasury stock	3,275		—
Deferred compensation	860		—
Cumulative translation adjustment	161,940		—
Accumulated deficit	1,819,454	(115,872)	—

Total stockholders’ (deficit) equity	—	(115,872)	49,198

	$—	$(161,587)	$828,562

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.     Summary of Operations and Reorganization — (Continued)

      This balance sheet does not reflect the remaining $25.0 million in proceeds we expect to receive under our new spectrum use and build-out agreement with Nextel Communications because the remaining $25.0 million will not be paid until the sooner of when network construction costs have been incurred or 18 months.

2. Significant Accounting Policies

      Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the inherent uncertainty involved in making those estimates, actual results to be reported in future periods could differ from those estimates.

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

      Principles of Consolidation. The consolidated financial statements include the accounts of NII Holdings, Inc. and our wholly-owned subsidiaries. Our decision to consolidate an entity is based on our direct and indirect ownership of a majority interest in the entity. We have eliminated all significant intercompany transactions and balances in consolidation.

      We refer to our majority owned subsidiaries with reference to the countries in which they operate, such as Nextel Mexico, Nextel Brazil, Nextel Peru and Nextel Argentina, as well as Nextel Philippines, which we sold in November 2002.

      We use the equity method to account for unconsolidated investments in companies in which we exercise significant influence over operating and financial policies but do not have a controlling interest.

      We present the accounts of our consolidated foreign operating companies utilizing accounts as of a date one month earlier than the accounts of our U.S. subsidiaries to ensure timely reporting of consolidated results.

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

      During 2001, the Brazilian currency, the real, significantly decreased in value relative to the U.S. dollar. As a result, during 2001, Nextel Brazil recorded a pre-tax charge of about $62.5 million in foreign currency transaction losses. In addition, during 2001, Nextel Brazil recorded negative translation adjustments of about $114.9 million as other comprehensive loss in stockholders’ (deficit) equity based on the applicable exchange rates.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Significant Accounting Policies — (Continued)

      We report the effects of changes in exchange rates associated with U.S. dollar-denominated intercompany loans to our foreign subsidiaries that are of a long-term investment nature as part of the cumulative foreign currency translation adjustment in our consolidated financial statements. In August 2001, we determined that a portion of the U.S. dollar-denominated intercompany loans to Nextel Brazil are of a long-term investment nature. We report impacts of changes in the Brazilian real to the U.S. dollar exchange rate on the portion of the loans determined to be long-term as part of the cumulative foreign currency translation adjustment in our consolidated financial statements. Prior to August 2001, we reported the effects of changes in exchange rates on all intercompany loans to Nextel Brazil as foreign currency transaction (losses) gains, net in our consolidated statements of operations.

      During the ten months ended October 31, 2002, the Argentine currency, the peso, significantly decreased in value relative to the U.S. dollar. As a result, for the ten months ended October 31, 2002 Nextel Argentina recorded a pre-tax charge of $137.8 million in foreign currency transaction losses. Nextel Argentina’s exposure to foreign currency transaction losses was minimized significantly as a result of our purchase of their U.S. dollar-denominated credit facilities in November 2002.

      Cash and Cash Equivalents. We consider all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. As of December 31, 2001, a portion of our cash and cash equivalents held by Nextel Brazil and Nextel Argentina was not available to fund any of the cash needs of NII Holdings or any of our other subsidiaries due to debt covenants contained in agreements related to those operations. The portion of our cash and cash equivalents limited for use in Nextel Brazil and Nextel Argentina was $22.3 million as of December 31, 2001. Since these debt covenants are not contained in the agreements related to our new debt facilities, there were no cash and cash equivalents limited for use as of December 31, 2002.

      Restricted Cash. Restricted cash represents cash that we placed in escrow to fund some debt obligations, which was not available to fund any of the other cash needs of NII Holdings or any of our subsidiaries. In connection with the reinstatement of our Motorola credit facilities as discussed in Note 4, we are no longer required to maintain cash in escrow for debt service.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Significant Accounting Policies — (Continued)

     Supplemental Cash Flow Information.

		Predecessor Company
	Successor
	Company Two	Ten Months
	Months Ended	Ended	Year Ended December 31,
	December 31,	October 31,
	2002	2002	2001	2000

		(in thousands)
Capital expenditures
Cash paid for capital expenditures, including capitalized interest	$25,683	$199,682	$644,977	$368,732
Change in capital expenditures accrued and unpaid or financed, including accreted interest capitalized	(949)	(49,860)	22,854	225,205

	24,734	149,822	667,831	593,937
Capital expenditures from discontinued operations	(205)	(1,606)	(39,110)	(6,652)

Capital expenditures from continuing operations	$24,529	$148,216	$628,721	$587,285

Interest costs
Interest expense	$10,469	$151,579	$297,228	$237,743
Interest capitalized	971	8,239	42,927	26,513

	$11,440	$159,818	$340,155	$264,256

Acquisitions
Fair value of assets acquired	$—	$—	$—	$603,876
Less liabilities assumed	—	—	—	(95,866)
Less cash acquired	—	—	—	(3,468)

	$—	$—	$—	$504,542

Cash paid for interest	$1,488	$49,105	$142,043	$82,131

Cash paid for income taxes	$536	$2,230	$2,785	$1,780

Cash paid for reorganization items	$216	$18,299	$—	$—

Cash received from sales placed directly into escrow	$—	$—	$57,372	$—

Credit for equipment purchases received in exchange for sale of ownership interest in NEXNET	$—	$—	$6,500	$—

      Prepaid Expenses and Other. Prepaid expenses and other include refundable value added taxes of $16.5 million as of December 31, 2002 and $20.7 million at December 31, 2001.

      Handset and Accessory Inventory. We value handsets and accessories at the lower of cost or market. We determine cost by the weighted average method. We expense handset costs at the time of sale. See “Customer Related Direct Costs” below for additional information.

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

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Significant Accounting Policies — (Continued)

fixtures, and other. We amortize leasehold improvements over the shorter of the lease terms or the useful lives of the improvements.

      Construction in progress includes labor, materials, transmission and related equipment, engineering, site development, interest and other costs relating to the construction and development of our digital wireless networks. Assets under construction are not depreciated until placed into service. We capitalize interest and other costs that are applicable to the construction of, and significant improvements to, our digital mobile network equipment.

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

      Intangible Assets. We amortize our intangible assets using the straight-line method over the estimated period benefited. We amortize all of our licenses over their estimated useful lives of 20 years. In the countries in which we operate, licenses are customarily issued conditionally for specified periods of time. The licenses are generally renewable provided the licensee has complied with applicable rules and policies. We believe we have complied with these standards in all material respects.

      We amortize our customer bases over their respective estimated useful lives, generally two to three years. We amortize the Nextel tradename in each of the countries in which we operate over the estimated remaining useful lives of our licenses as of October 31, 2002, generally 16 to 17 years. We amortize our debt financing costs as interest expense over the term of the underlying obligations.

      Valuation of Long-Lived Assets. We review long-lived assets such as property, plant and equipment and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss, if any, is recognized for the difference between the fair value and carrying value of the asset. See Note 3, “Impairment, Restructuring and Other Charges,” for a description of asset impairment charges recognized during 2002 and 2001.

      Revenue Recognition. Operating revenues primarily consist of wireless service revenues and revenues generated from the sale of digital handsets and accessories. Service revenues primarily include fixed monthly access charges for digital mobile telephone service and digital two-way radio and other services, revenues from calling party pays programs and variable charges for airtime and digital two-way radio usage in excess of plan minutes and long-distance charges derived from calls placed by our customers.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Significant Accounting Policies — (Continued)

      We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts. We recognize excess usage, calling party pays and long-distance revenue at contractual rates per minute as minutes are used. We recognize revenue from accessory sales when title and risk of loss passes upon delivery of the accessory to the customer. We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimable losses.

      We bill excess usage to our customers in arrears. In order to recognize the revenues originated from excess usage, we estimate the unbilled portion based on the usage that the handset had during the part of the month already billed, and we use the actual usage to estimate the usage for the rest of the month taking into consideration working days and seasonality. Our estimates are based on our experience in each market. We periodically evaluate our estimation methodology and process by comparing our estimates to actual excess usage revenue billed the following month. As a result, actual usage could differ from our estimates.

      Prior to January 2000, we recognized sales and the related costs of handsets sold when title passed to the customer. In January 2000, we changed our revenue and handset cost recognition policy in accordance with Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements.” From January 1, 2000 through October 31, 2002, we recognized revenue from handset sales on a straight-line basis over the expected customer relationship periods of up to four years, starting when the customer took title. We accounted for the adoption of SAB No. 101 as a change in accounting principle effective January 1, 2000. As a result of our adoption of SAB No. 101, we recognized revenues from digital handset sales and equal amounts of cost of revenues during the following periods that are attributable to handset sales previously reported prior to 2000 as follows:

Predecessor Company

Ten Months	Year Ended
Ended	December 31,
October 31,
2002	2001	2000

(in thousands)
$1,571	$8,387	$14,357

      Effective November 1, 2002, in connection with our adoption of fresh-start accounting in accordance with SOP 90-7, we revised our revenue recognition policy for handset sales as a result of our adoption of Emerging Issues Task Force, or EITF, Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” We believe that we meet the criteria contained in EITF No. 00-21 for separately accounting for sales of our handsets, namely, our handsets have value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of the wireless service that we will provide; and delivery of wireless service is probable and substantially in our control. As a result, we now recognize all revenue from sales and related cost of sales of handsets when title and risk of loss passes to the customer. This change did not impact our operating income for the two months ended December 31, 2002 and will not change operating income in future periods.

      Customer Related Direct Costs. From January 1, 2000 to October 31, 2002, we recognized the costs of handset sales over the expected customer relationship periods of up to four years. Other customer related costs in excess of the revenue generated from handset sales, such as handset subsidies, commissions, and fulfillment costs, were expensed at the time of sale as these amounts exceeded the minimum contractual revenues. Minimum contractual revenues were limited to the revenue generated from handset sales as our history of enforcing cancellation fee provisions where contracts exist with terminating

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Significant Accounting Policies — (Continued)

customers was insufficient. In accordance with our change in accounting policy, on November 1, 2002, we now recognize all costs of handset sales when title and risk of loss passes to the customer.

      Stock-Based Compensation. As of December 31, 2002, we had one stock-based employee compensation plan, which is described more fully in Note 14. We account for this plan under the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under APB Opinion No. 25, compensation expense is based on the intrinsic value on the measurement date, calculated as the difference between the fair value of the common stock and the relevant exercise price. We account for stock-based compensation to non-employees at fair value using a Black-Scholes option pricing model in accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation,” and other applicable accounting principles. The following table illustrates the effect on net income (loss) and income (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation and recognized compensation expense ratably over the vesting period.

	Successor	Predecessor Company
	Company
	Two Months	Ten Months
	Ended	Ended	Year Ended December 31,
	December 31,	October 31,
	2002	2002	2001	2000

	(in thousands, except per share data)
Net income (loss), as reported	$42,566	$1,955,043	$(2,497,321)	$(478,540)
Add:
Total stock-based employee compensation expense, net of related tax effects, included in net income (loss), as reported	—	—	—	—
Deduct:
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(812)	(23,767)	(40,293)	(32,092)

Pro forma net income (loss)	$41,754	$1,931,276	$(2,537,614)	$(510,632)

Income (loss) per share:
Basic — as reported	$2.13	$7.23	$(9.22)	$(1.93)

Basic — pro forma	$2.09	$7.14	$(9.37)	$(2.06)

Diluted — as reported	$2.01	$7.23	$(9.22)	$(1.93)

Diluted — pro forma	$1.97	$7.14	$(9.37)	$(2.06)

      Advertising Costs. We expense costs related to advertising and other promotional expenditures as incurred. Advertising costs totaled about $4.7 million during the two months ended December 31, 2002, $25.6 million during the ten months ended October 31, 2002, $51.2 million during 2001 and $31.1 million during 2000.

      Income Taxes. We determine deferred tax assets and liabilities based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Future tax benefits, such as net

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Significant Accounting Policies — (Continued)

operating loss carryforwards, are recognized to the extent that realization of such benefits is considered to be more likely than not.

      Income (Loss) Per Share Attributable to Common Stockholders, Basic and Diluted. Basic income (loss) per share attributable to common stockholders includes no dilution and is computed by dividing the income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share attributable to common stockholders reflects the potential dilution of securities that could participate in our earnings. As of October 31, 2002, none of our common stock equivalents had an exercise price less than the fair value of our common stock. As presented for the years ended December 31, 2001 and 2000, our basic and diluted income (loss) per share attributable to common stockholders is based on the weighted average number of common shares outstanding during the period and does not include other potential common shares, including shares issuable upon exercise of options, warrants or conversion rights, since their effect would be antidilutive to our losses. Our weighted average number of common shares outstanding for the ten months ended October 31, 2002 and years ended December 31, 2001 and 2000 reflects the effect of the 4-for-1 and 3-for-2 common stock splits described in Note 13.

      The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted income per share as disclosed in our consolidated statements of operations for the two months ended December 31, 2002:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share data)
Net income	$42,566
Basic income per share:
Income available to common stockholders	42,566	20,000	$2.13

Effect of dilutive securities:
Stock options	—	1,143

Diluted income per share:
Income available to common stockholders	$42,566	21,143	$2.01

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Significant Accounting Policies — (Continued)

      The following table provides a reconciliation of income (loss) from continuing operations to loss attributable to common stockholders, which is used to calculate net income (loss) per common share, basic and diluted:

	Successor	Predecessor Company
	Company
	Two Months	Ten Months
	Ended	Ended	Year Ended December 31,
	December 31,	October 31,
	2002	2002	2001	2000

	(in thousands)
Income (loss) from continuing operations	$22,901	$1,957,320	$(2,309,840)	$(357,782)
Accretion of series A exchangeable redeemable preferred stock to liquidation preference value	—	—	—	(61,334)

Income (loss) from continuing operations attributable to common stockholders	22,901	1,957,320	(2,309,840)	(419,116)
Income (loss) from discontinued operations	19,665	(2,277)	(187,481)	(59,424)

Income (loss) attributable to common stockholders	$42,566	$1,955,043	$(2,497,321)	$(478,540)

      Reclassifications. We have reclassified some prior period amounts to conform to our current year presentation.

      Concentrations of Risk. Substantially all of our revenues are generated from our operations located in Mexico, Brazil, Peru and Argentina. Regulatory entities in each country regulate the licensing, construction, acquisition, ownership and operation of our digital mobile networks, and certain other aspects of our business, including the rates we charge our customers. Changes in the current telecommunications statutes or regulations in any of these countries could adversely affect our business. In addition, as of December 31, 2002, about $711.3 million of our assets are owned by our operating companies in Mexico, Brazil, Peru and Argentina. Political, financial and economic developments in any of these countries could impact the recoverability of our assets.

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

      New Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, “Business Combinations,” which addresses the accounting and reporting for business combinations and broadens the criteria for recording intangible assets separate from goodwill. On July 1, 2001, we adopted SFAS No. 141, which eliminates the pooling of interest method and requires us to use the purchase method of accounting for all business combinations initiated after June 30, 2001. As required by fresh-start accounting rules contained in SOP 90-7 and further described in Note 1, we applied the provisions of SFAS No. 141 on October 31, 2002 to adjust the carrying values of our assets and liabilities to their estimated fair values.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Significant Accounting Policies — (Continued)

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

      Effective January 1, 2002, we applied the provisions of SFAS No. 142 to all goodwill and intangible assets recognized on our financial statements at that date. Since we wrote off the entire balance of our goodwill as of December 31, 2001 and determined that our licenses and customer bases have finite useful lives, we were not required to and did not perform an impairment test on our intangible assets. Further, we determined that the estimated remaining useful lives and residual values of our intangible assets did not require adjustments. As a result, the adoption of SFAS No. 142 on January 1, 2002 did not have a material impact on our financial position or results of operations.

      Had we adopted SFAS No. 142 effective January 1, 2000 and accordingly not amortized goodwill for the years ended December 31, 2001 and 2000, our net loss and basic and diluted consolidated loss per share attributable to common stock would have been as follows:

	Successor	Predecessor Company
	Company
	Two Months	Ten Months
	Ended	Ended	Year Ended December 31,
	December 31,	October 31,
	2002	2002	2001	2000

	(in thousands, except per share amounts)
Net income (loss) as reported	$42,566	$1,955,043	$(2,497,321)	$(478,540)
Add back: Amortization of goodwill	—	—	7,986	1,836

Adjusted net income (loss)	$42,566	$1,955,043	$(2,489,335)	$(476,704)

Net income (loss) per share, basic, as reported	$2.13	$7.23	$(9.22)	$(1.93)
Amortization of goodwill	—	—	.03	.01

Adjusted net income (loss) per share, basic	$2.13	$7.23	$(9.19)	$(1.92)

Net income (loss) per share, diluted, as reported	$2.01	$7.23	$(9.22)	$(1.93)
Amortization of goodwill	—	—	.03	.01

Adjusted net income (loss) per share, diluted	$2.01	$7.23	$(9.19)	$(1.92)

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143, which must be applied to fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations arising from the retirement of tangible long-lived assets and the associated asset retirement costs. In accordance with SOP 90-7, we adopted SFAS No. 143 in conjunction with our application of fresh-start accounting on October 31, 2002. The adoption of SFAS No. 143 did not have a material impact on our financial position or results of operations.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. It also broadens the presentation of discontinued operations to include more disposal transactions. We adopted SFAS No. 144 on January 1,

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Significant Accounting Policies — (Continued)

2002. As discussed further in Note 5, we reported the results of operations of Nextel Philippines, which we sold in November 2002, as discontinued operations in our consolidated statements of operations in accordance with SFAS No. 144. In addition, as further discussed in Note 3, we wrote down the long-lived assets of Nextel Argentina to their estimates fair values in accordance with SFAS No. 144. The adoption of SFAS No. 144 did not have any other impact on our financial position or results of operations during 2002.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires us to classify gains and losses from extinguishments of debt as extraordinary items only if they meet the criteria for such classification in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” These provisions are effective January 1, 2003. Any gain or loss on extinguishment of debt classified as an extraordinary item in prior periods that does not meet the criteria for such classification must be reclassified to other income or expense. Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. In accordance with SOP 90-7, we adopted SFAS No. 145 in conjunction with our application of fresh-start accounting on October 31, 2002. As a result, we recognized the net gain from the extinguishment of our senior notes as reorganization items, net, and classified the gain we recognized on the extinguishment of our Argentine credit facilities in other income, rather than an extraordinary item, in our consolidated statement of operations for the ten months ended October 31, 2002. The adoption of SFAS No. 145 did not have any other impact on our financial position or results of operations during 2002.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. These provisions are effective for exit or disposal activities initiated after December 31, 2002. In accordance with SOP 90-7, we adopted SFAS No. 146 in conjunction with our application of fresh-start accounting on October 31, 2002. Since we did not have any exit or disposal activities initiated after October 31, 2002, the adoption of SFAS No. 146 did not have a material impact on our financial position or results of operations.

      In November 2002, the FASB issued FASB Interpretation, or FIN, No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which we adopted on October 31, 2002 in accordance with SOP 90-7. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. However, a liability does not have to be recognized for a parent’s guarantee of its subsidiary’s debt to a third party or a subsidiary’s guarantee of the debt owed to a third party by either its parent or another subsidiary of that parent. Since all of our guarantees are between parent and subsidiaries, the liability recognition provisions of FIN No. 45 did not have a material impact on our financial position or results of operations. We have included the required disclosures related to these guarantees in Note 4.

      In November 2002, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Significant Accounting Policies — (Continued)

rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable and substantially in the control of the vendor. Under EITF 00-21, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. In accordance with SOP 90-7, we adopted EITF No. 00-21 in conjunction with our application of fresh-start accounting on October 31, 2002. We accounted for the adoption of EITF No. 00-21 as a change in accounting principle. Beginning November 1, 2002, we now recognize all revenues from handset sales and all related costs of handsets sold when title and risk of loss passes to the customer. This change did not impact our operating income for the two months ended December 31, 2002 and will not change operating income in future periods.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Since we did not change our method of accounting for stock-based compensation, the adoption of SFAS No. 148 did not have a material impact on our financial position or results of operations. We have included the required disclosures related to these methods of accounting for stock-based compensation in Note 2.

      In January 2003 the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 provides guidance related to identifying variable interest entities (previously known generally as special purpose entities or SPEs) and determining whether such entities should be consolidated. FIN No. 46 must be applied immediately to variable interest entities created, or interests in variable interest entities obtained, after January 31, 2003. For those variable interest entities created, or interests in variable interest entities obtained, on or before January 31, 2003, the guidance in FIN No. 46 must be applied in the first fiscal year or interim period beginning after June 15, 2003. We currently do not expect the adoption of FIN No. 46 to have a material impact on our financial position or results of operations.

3.  Impairment, Restructuring and Other Charges

      Third Quarter 2001. During the third quarter of 2001, following our review of the economic conditions, operating performance and other relevant factors in the Philippines, we decided to discontinue funding our former Philippine operating company. As a result, we performed an assessment of the carrying values of the long-lived assets related to Nextel Philippines, including property, plant and equipment, intangible assets and other long-lived assets, in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

      SFAS No. 121 requires that long-lived assets to be held and used be reviewed for impairment on the basis of undiscounted future cash flows before interest and that those assets be grouped at the lowest level for which there are independent identifiable cash flows. To perform our review, we grouped all of the long-

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.  Impairment, Restructuring and Other Charges — (Continued)

lived assets of Nextel Philippines together. Our review indicated that the assets related to Nextel Philippines were impaired because the estimated undiscounted future cash flows were less than the carrying values of the assets reviewed.

      To estimate fair value of the long-lived assets related to Nextel Philippines, we used a market value-based approach as reviewed and determined to be reasonable by an independent appraiser. Based on the results of the market-based approach, we estimated the fair value of the long-lived assets related to Nextel Philippines to be about $15.2 million. As a result, during the third quarter of 2001 we wrote-down the carrying values of our long-lived assets related to Nextel Philippines to their estimated fair market values and recorded a $147.1 million pre-tax impairment charge, which is included in discontinued operations on our consolidated statements of operations.

      Fourth Quarter 2001. As a result of the capital constrained environment and our lack of funding sources, during the fourth quarter of 2001, we undertook an extensive review of our business plan and determined to pursue a less aggressive growth strategy that targets conservation of cash resources by slowing enhancement and expansion of our networks and reducing subscriber growth and operating expenses. We retained an investment banking firm to assist us in studying various strategic alternatives.

      Our revised business plan contemplated a less aggressive growth strategy and reflected then current anticipated available sources of funding. Our revised business plan included capital expenditures necessary to continue to selectively build out some of our digital mobile networks, but at slower rates. We were in discussions with our various lenders regarding the restructuring of our debt obligations. We were also advised by Nextel Communications that it was reviewing a possible investment of up to $250.0 million. The revised business plan contemplated the restructuring of our outstanding indebtedness, the receipt of this $250.0 million of capital funding to finance capital expenditures and some operating expenses, and the continued availability of short-term handset financing. However, any additional sources of funding were only available under specific conditions, all of which were never satisfied.

      Under our revised business plan, we planned to focus substantially all of our available funding towards continuing the growth of Nextel Mexico’s operations. We made this decision based on Nextel Mexico’s operating performance, future prospects and economic conditions in Mexico, as well as other relevant factors. We planned to provide substantially less funding to our other markets, including Brazil, Peru and Argentina. Further, during the fourth quarter of 2001, we began exploring the possibility of selling Nextel Philippines. Our primary objectives with respect to our markets other than Mexico were to minimize operating costs and capital expenditures and maximize cash resources and segment earnings, as defined in Note 16.

      In connection with the implementation of our revised business plan, we reviewed the long-lived assets, including property, plant and equipment, intangible assets and other long-term assets, held by each of our operating companies in accordance with SFAS No. 121. Since our receipt of additional funding was uncertain, we did not consider in our analysis the future cash flows expected to be generated by any additional funding. Our analysis indicated that all of the long-lived assets held by each of our operating companies were impaired, primarily due to our curtailed growth projections.

      With the assistance of an independent appraiser, we estimated the fair values of the long-lived assets held by our operating companies. Due to our unique wireless technology and specific spectrum holdings, comparable market prices were not readily available. As a result, fair values were derived primarily from the estimated discounted cash flows from future operations; however, we also took into consideration market-based valuations of Latin American wireless telecommunications companies to corroborate the results from the discounted cash flows approach. Our determination of fair value required us to make estimates and assumptions that significantly affect the reported amounts of long-lived assets as of

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.  Impairment, Restructuring and Other Charges — (Continued)

December 31, 2001 and the resulting impairment charges. These estimates and assumptions primarily included, but were not limited to, estimates of future cash flows, discount rates, growth rates and terminal values. The following describes the general methods and assumptions used to determine fair value:

      Discounted Cash Flows Approach: To determine fair value, we discounted the cash flows included in our revised business plan. The discount rates used represent our estimated weighted average cost of capital in each market, which reflects the overall level of inherent risk involved in our Latin American operations and the rate of return an outside investor would expect to earn.

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

      In consultation with our outside financial advisors and an independent appraiser, we determined that the most appropriate valuation approach was based on discounted cash flows. Using the results from this approach, during the fourth quarter of 2001, we wrote-down the carrying values of the long-lived assets held by our operating companies to their estimated fair market values and recorded pre-tax impairment charges of about $1,578.7 million. We did not make any adjustments to depreciation or amortization expense recorded during the year ended December 31, 2001. The net book value of the impaired assets of $542.7 million became the new cost basis as of December 31, 2001. During 2002, we depreciated and amortized the new cost bases of the long-lived assets over their estimated remaining useful lives.

      In connection with the fourth quarter implementation of our revised business plan, Nextel Brazil and Nextel Philippines restructured their operations to align their objectives with our less aggressive growth strategy. The restructurings included reductions to their workforces and cancellations of contracts that had been required to sustain their earlier growth expectations. As a result of these restructurings, Nextel Brazil recorded a $0.8 million restructuring charge, and Nextel Philippines recorded a $3.4 million restructuring charge, which is included in discontinued operations. In addition, we wrote off $1.0 million related to an information technology development project that was abandoned in connection with our revised business plan. As of December 31, 2001, we had $0.4 million of restructuring charges recorded in accrued expenses and other.

      During the fourth quarter of 2001, we retained an investment banking firm and law firms to assist us in exploring various strategic alternatives. We incurred about $0.7 million in other costs related to these initiatives.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.  Impairment, Restructuring and Other Charges — (Continued)

      Total impairment, restructuring and other charges recorded during 2001 are as follows:

	Impairment	Restructuring	Other	Total
	Charges	Charges	Charges	Charges

	(in thousands)
Argentina	$262,541	$—	$—	$262,541
Brazil	678,672	768	—	679,440
Chile	31,953	—	—	31,953
Mexico	433,945	—	—	433,945
Peru	171,590	—	—	171,590
Corporate	—	1,025	670	1,695

Total	$1,578,701	$1,793	$670	$1,581,164

      For the Ten Months Ended October 31, 2002. In connection with the implementation of our revised business plan, during the ten months ended October 31, 2002, Nextel Argentina, Nextel Brazil and our corporate headquarters restructured their operations to align their objectives with our less aggressive growth strategy. These restructurings included reductions to their workforces and cancellations of contracts that had been required to sustain earlier growth expectations. As a result of these restructurings, we recorded a $3.1 million restructuring charge during the ten months ended October 31, 2002 related to these actions. In addition, during the second quarter of 2002, Nextel Argentina recorded a $7.9 million impairment charge to further write down the carrying values of its long-lived assets to their estimated fair values. Through May 24, 2002, we also incurred $4.8 million in other charges for legal and advisory costs incurred related to our debt restructuring activities. Beginning May 24, 2002, we recognized these costs in reorganization items, net, in accordance with SOP 90-7.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Debt

	Successor	Predecessor
	Company	Company

	December 31,	December 31,
	2002	2001

	(dollars in	(dollars in
	thousands)	thousands)
13.0% senior secured discount notes due 2009, net of unamortized discount of $76,857 and $0	$103,964	$—
International Motorola Equipment Financing Facility, interest payable semiannually at an adjusted rate calculated based on 2.5% over the U.S. prime rate or 5.0% over LIBOR (6.39% to 9.25% — 2002; 8.71% to 11.21% — 2001)	225,000	225,000
Brazil Motorola Equipment Financing Facility, interest payable semiannually at an adjusted rate calculated based on 2.5% over the U.S. prime rate or 4.63% over LIBOR
(6.02% to 9.25% — 2002; 8.34% to 10.34% — 2001)	103,193	100,000
13.0% senior redeemable discount notes due 2007, net of unamortized discount of $0 and $45,988	—	905,475
12.125% senior serial redeemable discount notes due 2008, net of unamortized discount of $0 and $102,533	—	627,467
12.75% senior serial redeemable notes due 2010, net of unamortized discount of $0 and $8,262	—	641,738
International Motorola Incremental Equipment Financing Facility, interest payable quarterly at an adjusted rate calculated based on 2.5% over the U.S. prime rate or 5.0% over LIBOR (7.25% to 9.25% — 2002; 7.25% to 10.50% — 2001)	—	56,650
Argentina Credit Facility, interest payable quarterly at adjustable rates calculated either based on the Adjusted Base Rate (ABR) or the Eurodollar rate (7.63% to 8.75% — 2002; 7.63% to 11.50% — 2001)	—	72,222
Motorola Argentina Incremental Facility, interest payable quarterly at adjusted rates calculated either based on the ABR or the Eurodollar rate (7.63% to 8.75% — 2002; 7.63% to 11.50% — 2001)	—	36,112
Other	—	480

	432,157	2,665,144
Less current portion	—	(2,665,144)

	$432,157	$—

      Our emergence from Chapter 11 reorganization had the following effects on our December 31, 2001 debt balances:

•	the entire $2.3 billion outstanding principal balance and accrued interest on our senior redeemable notes was extinguished in exchange for a pro-rata share of 3.9 million shares of our new common stock;

•	we repaid the $56.7 million outstanding principal balance, together with accrued interest, due under our international Motorola incremental equipment financing facility using restricted cash held in escrow; and

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Debt — (Continued)

•	our $225.0 million international Motorola equipment financing facility and $103.2 million Brazil Motorola equipment financing facility, including capitalized interest, were reinstated and refinanced in full by Motorola Credit Corporation, subject to deferrals of principal amortization, new credit agreements that include some financial covenants, and some structural modifications, including, in the case of the Brazil Motorola equipment financing facility, the deferral of interest payments until the earlier of 2005 or when our Brazilian operating company achieves excess cash flow, as defined in the related credit agreements.

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

      In addition, in connection with our reorganization, we issued new senior secured discount notes with $180.8 million principal amount due at maturity, together with 15.7 million shares of new common stock for total cash proceeds of $140.0 million. For accounting purposes, we allocated $100.8 million of the proceeds to debt and $39.2 million to equity based on the relative fair values of each, which resulted in a discount of $39.2 million on our senior secured discount notes.

      We also repurchased the outstanding balance owed to such creditors by Nextel Argentina for $5.0 million in cash and the issuance to them of 400,000 shares of our new common stock. We wrote off the entire remaining balance of our debt financing costs of $31.2 million when we filed for reorganization and recorded $2.8 million in new debt financing costs in connection with the issuance of our new debt when we emerged from reorganization.

Senior Secured Notes

      13.0% Senior Secured Discount Notes due 2009. Our new notes are senior secured obligations of NII Holdings (Cayman), Ltd. a foreign subsidiary that we wholly own, and are guaranteed by us and some of our wholly-owned subsidiaries. These guarantees are full and unconditional and joint and several. Subject to some exceptions, the notes are secured by perfected second priority security interests in the existing and future assets of NII Holdings (Cayman) and the guarantors, subject to Motorola Credit Corporation’s first lien on the basis set forth in the intercreditor agreement entered into in connection with the issuance of the notes and the reinstatement of our credit facilities with Motorola Credit Corporation. The notes bear interest at a rate of approximately 13% per year, compounded quarterly. Interest will accrete to principal until October 31, 2004 and be paid in cash quarterly thereafter. The notes were issued at an “original issue discount” as a result of (1) the accretion of non-cash interest for the period through October 31, 2004 and (2) the allocation of a portion of the purchase price of the notes and common stock sold in the rights offering to the common stock. The notes will mature on November 1, 2009, when the entire principal balance of $180.8 million will be due.

      The new notes are not entitled to any mandatory redemption or sinking fund. The notes will be redeemable, at the option of NII Holdings (Cayman), in whole or in part, at any time on or after January 1, 2006 and prior to maturity at the following redemption prices (expressed in percentages of their

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Debt — (Continued)

accreted value), plus accrued and unpaid interest to the redemption date if redeemed during the 12-month period commencing on January 1 of the applicable year set forth below:

Redemption
Year	Price

2006	106.50%
2007	103.25%
2008 and thereafter	100.00%

      The new notes prohibit us, NII Holdings (Cayman), Ltd., and some of our subsidiaries from incurring new indebtedness not contemplated by our reorganization plan or issuing any redeemable stock. During the year following the first anniversary of the effective date of the reorganization, we are permitted to incur additional indebtedness if our consolidated leverage ratio would be no greater than 5.0:1, such ratio decreasing during each of the following three years to 4.5:1, 4.0:1 and 3.5:1 respectively. In addition, except for McCaw International (Brazil), Ltd. and its affiliates, we are allowed to incur debt that does not exceed $50.0 million as well as intercompany debt to refinance existing obligations and some other permitted debt.

      As a result of some restrictive covenants contained in the new notes, we are not allowed to purchase or redeem any equity interest in members of our consolidated group if the equity interest is held by Nextel Brazil, any of our affiliates, or any 5% beneficial owner of our common stock, except for specific exclusions. We may not make any principal payments or redeem any debt that is subordinated in right of payment to the notes except for specific exclusions. Our ability to make investments in subsidiaries and other investments is also restricted.

      We would be required to repurchase all of the outstanding notes at a purchase price equal to 101% of the accreted value of the new notes plus accrued interest within 60 days of a change of control of our Company.

Senior Redeemable Notes

      13.0% Senior Redeemable Discount Notes due 2007. In March 1997, we completed the sale of 951,463 units, generating $482.0 million in net proceeds. Each unit was comprised of a 13.0% senior discount note due 2007 with a principal due at maturity of $1,000 and one warrant to purchase about 2.3 shares of our class B common stock at an exercise price of $1.67 per share. The warrants were to expire April 15, 2007. Cash interest on the 13.0% senior discount notes did not accrue until April 15, 2002, and then was payable semiannually beginning October 15, 2002 at a rate of 13.0% per year. The notes were senior unsecured indebtedness and ranked equal in right of payment with all our other unsubordinated, unsecured indebtedness. Due to cross default provisions contained in our debt agreements and our failure in February 2002 to make a scheduled interest payment on our 12.75% senior serial redeemable notes due 2010, these notes were subject to being declared immediately due and payable, together with accrued interest, thirty days after an acceleration had been declared. As a result, as of December 31, 2001, we classified these notes in current liabilities.

      As a result of the effectiveness of our Revised Third Amended Joint Plan of Reorganization on November 12, 2002, these notes were extinguished and exchanged for a pro-rata share of 3.92 million shares of our new common stock.

      12.125% Senior Serial Redeemable Discount Notes due 2008. In March 1998, we completed the sale of $730.0 million in principal amount at maturity of our 12.125% senior serial redeemable discount notes due 2008, generating about $387.0 million in net cash proceeds. Cash interest did not accrue until

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Debt — (Continued)

April 15, 2003, and then was payable semiannually beginning October 15, 2003 at a rate of 12.125% per year. The notes were senior unsecured indebtedness and ranked equal in right of payment with all our other unsubordinated, unsecured indebtedness. Due to cross default provisions contained in our debt arrangements and our failure in February 2002 to make a scheduled interest payment on our 12.75% senior serial redeemable notes due 2010, these notes were subject to being declared immediately due and payable, together with accrued interest, thirty days after an acceleration had been declared. As a result, as of December 31, 2001, we classified these notes in current liabilities.

      As a result of the effectiveness of our Revised Third Amended Joint Plan of Reorganization on November 12, 2002, these notes were extinguished and exchanged for a pro-rata share of 3.92 million shares of our new common stock.

      12.75% Senior Serial Redeemable Notes due 2010. In August 2000, we completed the sale of $650.0 million aggregate principal amount of our 12.75% senior serial redeemable notes due 2010, generating about $623.8 million in net cash proceeds. Cash interest was payable semiannually at a rate of 12.75% per year. We were required to make an interest payment on February 1, 2002, however we did not make this payment. The notes were senior unsecured indebtedness and ranked equal in right of payment with all our other unsubordinated unsecured indebtedness. In February 2002 we failed to make our scheduled $41.4 million interest payment under these notes, and as a result of the default, the entire balance of unpaid principal under these notes was subject to being declared immediately due and payable together with accrued interest. Therefore, as of December 31, 2001, we classified these notes in current liabilities.

      As a result of the effectiveness of our Revised Third Amended Joint Plan of Reorganization on November 12, 2002, these notes were extinguished and exchanged for a pro-rata share of 3.92 million shares of our new common stock.

Bank and Vendor Credit Facilities

      As of December 31, 2002, there were no amounts available for borrowing under our vendor credit facilities.

      International Motorola Equipment Financing Facility. In February 1999, we entered into an equipment financing facility with Motorola Credit Corporation providing for $225.0 million of secured term loans primarily used to finance the cost of qualifying purchases of digital mobile network equipment and related services. As permitted by this facility, we used a portion of the available funds to repay all our previously outstanding long-term debt of Nextel Philippines. Our operating companies in Mexico, Peru, the Philippines and Japan were eligible borrowers under this facility. This facility was subsequently amended on February 19, 2001 to, among other things, limit eligible borrowers under the facility to our operating companies in Mexico, Peru and the Philippines. Amounts borrowed under this facility were originally payable in eight equal semiannual installments beginning June 30, 2001 and maturing December 31, 2004. The February 19, 2001 amendment deferred repayment until December 31, 2002 and extended the maturity to June 30, 2006.

      As a result of the effectiveness of our Revised Third Amended Joint Plan of Reorganization, on November 12, 2002, Motorola Credit Corporation reinstated and refinanced the international Motorola equipment financing facility in the amount of $225.0 million. Under the new facility, we are required to repay the principal in consecutive semi-annual installments equaling 12.5% of the outstanding principal beginning on June 30, 2004 and maturing December 31, 2007. Interest payments are due semi-annually beginning on December 31, 2002. The borrowers under this facility are Nextel Mexico, Nextel Peru and

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Debt — (Continued)

NII Holdings (Cayman), Inc. The new facility is secured by all of our assets, subject to an intercreditor agreement, and is guaranteed by the Company and certain of our subsidiaries.

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

      International Motorola Incremental Equipment Financing Facility. In December 1999, we entered into an agreement with Motorola Credit under which Motorola Credit committed to provide up to $56.6 million in incremental term loans to us. In January 2000, we borrowed the full $56.6 million available under this facility to acquire infrastructure equipment and related services from Motorola. We and Motorola Credit Corporation entered into an amendment to this facility on February 19, 2001 under which amounts borrowed under this facility mature June 30, 2003. Before this amendment, loans under this facility were to mature December 31, 2001. Loans under this facility were secured by a cash escrow account of $57.4 million, which we classified as restricted cash in our consolidated balance sheet as of December 31, 2001. As a result of cross-default provisions contained in this facility, Motorola Credit Corporation was able to pursue its remedies available under this facility, which included seizing the $57.4 million balance in our cash escrow account. Motorola Credit Corporation provided notice of our continuing events of default under this facility. This facility contained restrictive covenants similar to those contained in our equipment financing facility from Motorola Credit Corporation.

      As a result of the effectiveness of our Revised Third Amended Joint Plan of Reorganization, on November 12, 2002, we released to Motorola Credit Corporation from our escrow account $56.6 million in cash collateral to repay the outstanding balance and accrued interest due under this facility.

      Brazil Motorola Equipment Financing Facility. In October 1997, McCaw International (Brazil), the holding company through which we hold our Brazilian operations, and Motorola Credit Corporation entered into an equipment financing agreement under which Motorola Credit Corporation agreed to provide up to $125.0 million in multi-draw term loans to McCaw International (Brazil). Loans made were used to acquire infrastructure equipment and related services from Motorola. The financing advanced under this agreement was originally repayable in U.S. dollars in semiannual installments over 42 months beginning June 30, 2000. McCaw International (Brazil) and Motorola Credit Corporation entered into an amendment to this agreement on February 19, 2001, which permitted installments due after that date to be repaid beginning December 31, 2002, with final payment due on June 30, 2005. The loans made under this agreement were secured by a first priority lien on substantially all of McCaw International (Brazil)’s assets, a pledge of all of the stock of McCaw International (Brazil) and its subsidiaries, and our guarantee of the obligations.

      As a result of the effectiveness of our Revised Third Amended Joint Plan of Reorganization on November 12, 2002, we entered into a new Brazil Motorola equipment financing facility with Motorola Credit Corporation. The new facility has a maturity date of November 1, 2009 and a commitment amount of $103.2 million. Under the new facility, we have to repay principal in semi-annual payments of $12.5 million, in arrears, on June 30 and December 31, beginning on June 30, 2006. We have to pay interest semi-annually in arrears on June 30 and December 31. Until December 31, 2004, interest payments are paid only out of positive free cash flow from our Brazilian operating subsidiaries, as defined, to the extent that there is cash available. Otherwise, the interest will be deferred until the earlier of when cash is available or January 1, 2005. We and certain of our operating subsidiaries and intermediate parents

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Debt — (Continued)

provide a guarantee of debts under this new facility, and it is secured by all of our assets and the assets of our operating subsidiaries.

      Argentina Credit Facilities. In February 1998, Nextel Argentina entered into a credit facility which, as amended, provided up to $100.0 million in term loans. Loans under this facility bore interest at a rate equal to, at our option, either the ABR plus 4.0%, where ABR is the highest of the U.S. prime rate, the base CD rate plus 1.0% or the federal funds rate plus 0.5%, or the Eurodollar rate plus 5.0% where the Eurodollar rate is LIBOR multiplied by the statutory reserve rate. Loans under this facility were repayable in quarterly installments from September 30, 2000 through March 31, 2003. The first nine installments were equal to 1/18 of the September 30, 2000 outstanding balance and the final installment was to be in an amount equal to the remaining balance. Borrowings under this facility were secured by a pledge of stock of, and a first priority lien on a substantial portion of the assets of, Nextel Argentina.

      In May 1999, and concurrent with the then current modification of the Argentina credit facility, Motorola Credit Corporation agreed to provide up to $50.0 million in loans to Nextel Argentina as incremental term loans under the Argentina credit facility for the purchase from Motorola of qualifying network equipment and related services.

      On November 12, 2002, we repurchased the entire outstanding balance of these credit facilities and any remaining related obligations to the lenders for $5.0 million in cash and the issuance of 400,000 shares of our new common stock.

5.  Significant Transactions

      Each of the acquisitions described below was accounted for under the purchase method.

      Nextel Mexico. During 2000, Nextel Mexico purchased $118.6 million of licenses to help consolidate and significantly expand our spectrum position in Mexico in key cities in which we currently operate, as well as in new service areas. During 2001, Nextel Mexico purchased an additional $27.8 million of licenses. During 2002, Nextel Mexico purchased licenses from two Mexican companies for a total of $13.6 million in cash. These acquisitions are intended to help consolidate and expand our spectrum position in Mexico.

      Nextel Brazil. In May 2000, we purchased all of the remaining equity interests of Motorola International Development Corporation, an indirect wholly owned subsidiary of Motorola, in Nextel S.A, which owned Nextel Brazil, for an aggregate purchase price of about $31.1 million in cash. This purchase increased our ownership of Nextel Brazil, through Nextel S.A., from about 87.4% to about 92.0%.

      In July 2000, we entered into a purchase, release and settlement agreement with Telcom Ventures under which, on August 4, 2000, we made a cash payment to Telcom Ventures totaling $146.0 million, received all of the remaining equity interests held by Telcom Ventures in McCaw International (Brazil), which owned all of Nextel S.A., and exchanged mutual releases with Telcom Ventures regarding a previous dispute. In addition, all pending court disputes between us and Telcom Ventures were permanently dismissed. As a result, we increased our ownership interest in both Nextel Brazil and its parent to 100.0%. Additionally, all rights of Telcom Ventures in McCaw International (Brazil), including their rights to put their equity interests to us beginning in October 2001, were terminated.

      Nextel Peru. In May 2000, we purchased another stockholder’s interest in Nextel Peru for about $2.8 million in cash and increased our ownership interest from about 63.5% to about 69.4%. Also in May 2000, we purchased all of the remaining equity interests of Motorola International in Nextel Peru. This purchase increased our ownership from about 69.4% to 100.0%. We paid Motorola International an aggregate purchase price of about $30.0 million in cash for the acquisition.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.  Significant Transactions — (Continued)

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

      In August 2000, we purchased from Cordillera Communications Corporation all of its equity ownership in several specialized mobile radio companies in Chile. At closing, we paid $6.0 million of the total purchase price of about $30.0 million. The remaining $24.0 million, plus accrued interest at a rate of 8.0% per year, was due by August 2002, subject to reduction by up to $14.0 million if we were unable to obtain, on or before August 2002, the regulatory relief necessary to provide integrated digital mobile services in Chile. We had accrued $10.0 million as of December 31, 2001, representing the remaining non-contingent amount due for this purchase. As a result of our emergence from Chapter 11 reorganization, we issued shares of our new common stock to Cordillera Communications Corporation in exchange for the cancellation of the remaining amounts that we owed them.

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

      In September 2002, we sold an 8% indirect interest and a 2% direct interest in Nextel Philippines to a third party investor. This transaction reduced our combined direct and indirect ownership interest in Nextel Philippines to about 49%. In November 2002, we sold our remaining direct and indirect ownership interest in Nextel Philippines. As a result of this sale, in accordance with SFAS No. 144, we have presented the financial results of Nextel Philippines as discontinued operations in our consolidated statements of operations for all periods presented. Prior to the sale, the results of operations reported by Nextel Philippines were included in “Corporate and other” for segment reporting purposes. At the time of sale, Nextel Philippines had $1.5 million in net accounts receivable and $22.3 million in accrued expenses and other current liabilities. The amounts of operating revenues and net pre-tax income (loss) related to the operations of Nextel Philippines included in discontinued operations are as follows:

	Successor	Predecessor Company
	Company
	Two Months	Ten Months
	Ended	Ended	Year Ended December 31,
	December 31,	October 31,
	2002	2002	2001	2000

	(in thousands)
Operating revenues	$997	$12,570	$17,149	$5,881

Net pre-tax loss	$(3,810)	$(2,025)	$(170,335)	$(59,973)

      Acquisitions. The total purchase price and net assets acquired for our business acquisitions completed during 2000 are presented below. There were no business acquisitions completed during 2002 or

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.  Significant Transactions — (Continued)

2001. The direct cost of our business acquisitions and the net assets we acquired during 2000 include the effect of the consolidation of Nextel Philippines.

2000

(in thousands)
Direct cost of acquisitions	$504,542

Net assets acquired:
Working capital, net	$3,280
Property, plant and equipment	68,030
Intangible assets	502,846
Other assets	5,628
Minority interest	24,956
Deferred income taxes	(100,198)

$504,542

6.  Investments

      We did not own any investments as of December 31, 2002 or 2001.

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

      In December 2001, we sold our minority interest in NEXNET to Motorola, Inc. We received a $6.5 million credit for equipment purchases from Motorola and cash proceeds of $3.5 million from a partner in NEXNET, in exchange for the forgiveness of our loans to NEXNET. We recognized a $9.6 million net pre-tax gain during the fourth quarter of 2001 as a result of this sale.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.  Investments — (Continued)

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

      In November 2001, we completed the sale of our entire investment in TELUS. This transaction resulted in proceeds of $196.5 million to us, of which $57.4 million is classified as restricted cash on our consolidated balance sheet as of December 31, 2001 and was pledged in escrow to secure the outstanding loan under the international Motorola incremental equipment financing facility that had been previously secured by the TELUS shares. We recognized a $41.6 million pre-tax gain during the fourth quarter of 2001 as a result of this sale.

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

7.     Fair Value of Financial Instruments

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

      Cash and Cash Equivalents, Accounts Receivable, Accounts Payable, Accrued Expenses, Accrued Interest and Due to Related Parties. The carrying amounts of these items are reasonable estimates of their fair values.

      Debt. The fair value of our senior notes is based on quoted market prices. As our vendor credit facilities do not have quoted market prices, we estimated fair value for these facilities based on current

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Fair Value of Financial Instruments — (Continued)

carrying values because these agreements were recently renegotiated and interest rates are reset periodically. See Note 4 for more information about our debt.

	Successor Company		Predecessor Company
	December 31, 2002		December 31, 2001

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(in thousands)		(in thousands)
Debt, including current portion	$432,157	$463,809	$2,665,144	$613,537

8.     Property, Plant and Equipment

	Successor	Predecessor
	Company	Company
	December 31,	December 31,
	2002	2001

	(in thousands)	(in thousands)
Land	$581	$1,846
Leasehold improvements	14,325	30,404
Digital network equipment	153,814	139,294
Office equipment, furniture and fixtures, and other	22,901	90,256
Less: Accumulated depreciation and amortization	(5,038)	(48,435)

	186,583	213,365
Construction in progress	43,625	136,636

	$230,208	$350,001

      During 2001, we wrote down substantially all of our property, plant and equipment to their estimated fair values and recorded pre-tax asset impairment charges of $1,089.5 million. See Note 3 for more information about these charges.

      During 2002, as a result of our reorganization and in accordance with fresh-start accounting requirements under SOP 90-7, we further wrote down all of our property, plant and equipment to their estimated fair values and recorded charges to reorganization items of $149.5 million. See Note 1 for more information about these adjustments.

9.     Intangible Assets

	Successor	Predecessor
	Company	Company
	December 31,	December 31,
	2002	2001

	(in thousands)	(in thousands)
Licenses	$102,040	$191,658
Customer base	88,930	814
Trademark	15,393	—
Other intangibles	164	177
Less: Accumulated amortization	(6,429)	—

	$200,098	$192,649

      During 2001, we wrote down substantially all of our intangible assets, except debt financing costs, to their estimated fair values and recorded pre-tax impairment charges of $475.6 million for licenses,

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Intangible Assets — (Continued)

$144.4 million for goodwill, $11.6 million for customer lists and $3.3 million for other intangibles. See Note 3 for more information about these charges.

      During 2002, as a result of our reorganization and in accordance with fresh-start accounting requirements under SOP 90-7, we adjusted the carrying values of our intangible assets to their estimated fair value. As a result, we recorded a $68.4 million charge to reduce the carrying value of our licenses to estimated fair value, and recognized $88.4 million for our customer base and $15.3 million for our trademark to record these intangible assets at their estimated fair values.

10.     Accrued Expenses and Other

      The components of accrued expenses and other are as follows:

	Successor	Predecessor
	Company	Company
	December 31,	December 31,
	2002	2001

	(in thousands)	(in thousands)
Tax related items and other contingencies	$66,389	$52,007
Payroll related items and commissions	29,364	25,810
Network system and information technology costs	18,603	25,043
Accrued capital expenditures	16,446	31,699
Customer deposits	5,913	2,709
Other	12,348	34,789

	$149,063	$172,057

11.     Income Taxes

      The components of the income tax (provision) benefit are as follows:

	Successor
	Company	Predecessor Company

	Two Months	Ten Months
	Ended	Ended	Year Ended December 31,
	December 31,	October 31,
	2002	2002	2001	2000

		(in thousands)
Current:
Federal	$(4,375)	$(25,764)	$(13,718)	$(62,484)
State	—	—	(2,503)	(9,163)
Foreign	(174)	(869)	(26,205)	(2,518)
Deferred:
Foreign	100	448	111,176	6,505

Income tax (provision) benefit	$(4,449)	$(26,185)	$68,750	$(67,660)

      The tax benefits resulting from our asset impairment charges are reflected in the deferred foreign tax benefit.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Income Taxes — (Continued)

      Our income tax (provision) benefit reconciles to the amount computed by applying the U.S. statutory rate to income (loss) before income tax (provision) benefit as follows:

		Predecessor Company
	Successor
	Company Two	Ten Months
	Months Ended	Ended	Year Ended December 31,
	December 31,	October 31,
	2002	2002	2001	2000

	(In thousands)	(In thousands)
Income tax (provision) benefit at statutory rate	$(9,573)	$(694,227)	$904,126	$112,171
State taxes (net of federal benefit)	2,117	(7,785)	13,968	(455)
Foreign taxes	21,827	(25,275)	(67,699)	(2,352)
Non-consolidated subsidiary adjustments	434	(72,541)	7,348	(11,508)
High yield discount obligations	(171)	(215,632)	(4,524)	(3,985)
Change in valuation allowance	(13,753)	158,191	(376,194)	(133,215)
Loss on impairment charges	—	—	(366,492)	—
Intercompany transactions	(1,465)	(9,775)	(11,873)	—
Withholding tax and subpart F income	(8,750)	(47,638)	—	—
Reorganization items	—	879,868	—	—
Other	4,885	8,629	(29,910)	(28,316)

	$(4,449)	$(26,185)	$68,750	$(67,660)

      Deferred tax assets and liabilities consist of the following:

	Successor	Predecessor
	Company	Company
	December 31,	December 31,
	2002	2001

	(in thousands)	(in thousands)
Deferred tax assets:
Loss carryforwards	$294,955	$445,170
Deferred interest	336	214,581
Intangible assets	25,004	45,867
Fixed assets	86,338	—
Other	66,937	82,215

	473,570	787,833
Valuation allowance	(446,842)	(787,556)

	26,728	277

Deferred tax liabilities:
Intangible assets	5,439	14,180
Other	25,676	1,231

	31,115	15,411

Net deferred tax liability	$4,387	$15,134

      SFAS No. 109, “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Our valuation allowance as of December 31, 2002 applies to tax loss carryforwards, some temporary differences and tax credit carryforwards that, in our opinion, are more likely than not to expire

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Income Taxes — (Continued)

unused. Our foreign subsidiaries do not have positive cumulative undistributed earnings and therefore no deferred taxes have been recorded.

      As of December 31, 2002, we had about $123.4 million of net operating loss carryforwards for U.S. federal income tax purposes that expire beginning in 2010. The timing and manner in which we will utilize the net operating loss carryforwards in any year or in total may be limited by the provisions of Internal Revenue Code Section 382 regarding changes in our ownership.

      As of December 31, 2002, net operating loss carryforwards for our foreign subsidiaries were about $177.3 million for Mexican income tax purposes, $211.0 million for Argentine income tax purposes and $58.3 million for Peruvian income tax purposes. These carryforwards expire in various amounts through 2012. Our foreign subsidiaries also had about $15.2 million of net operating loss carryforwards for Chilean income tax purposes that have no expiration date. In addition, our foreign subsidiaries had about $267.9 million of net operating loss carryforwards for Brazilian income tax purposes that have no expiration date and that can only be utilized up to the limit of 30.0% of taxable income for the year. Our foreign subsidiaries may be limited in their ability to use foreign tax net operating losses in any single year depending on their ability to generate sufficient taxable income.

      As discussed in Note 1, we undertook a reorganization under Chapter 11 of the United States Bankruptcy Code. The primary effects of the reorganization on our tax structure are as follows.

      Nextel Communications’ ownership in us was reduced below 80% in October 2002. As a result, we deconsolidated from Nextel Communications for tax purposes and are now required to file a separate tax return. We and our domestic subsidiaries will elect to file a consolidated return for business activities conducted after the deconsolidation. Our results from operations through that date will be reported on Nextel Communications’ consolidated tax return. The results of our operations from the date of deconsolidation through the end of the calendar year will be included in our consolidated tax return.

      As discussed in Note 1, we extinguished approximately $2.3 billion of our secured redeemable notes plus accrued interest and some other unsecured, non-trade debt in exchange for the issuance of 3,920,000 shares of new common stock. For U.S. tax purposes, this transaction caused us to recognize cancellation of indebtedness income on the first day of the Successor Company’s new tax year. Internal Revenue Code Section 108 provides that we are not required to recognize taxable income with respect to the cancellation of indebtedness.

      As discussed in Note 1, certain reorganization items were recorded for financial statement purposes. In certain situations, these reorganization items resulted in the adjustment of the financial statement basis of certain assets, which resulted in the adjustment of certain deferred tax assets and liabilities.

      We had a tax sharing agreement with Nextel Communications dated January 1, 1997, which was in effect through November 11, 2002. On November 12, 2002, we terminated the tax sharing agreement and entered into a tax cooperation agreement with Nextel Communications. See Note 15 for additional information.

12. Commitments and Contingencies

      Operating Lease Commitments. We lease various cell sites and office facilities under operating leases. The remaining terms of our cell site leases range from one to ten years and are generally renewable, at our option, for additional terms. The remaining terms of our office leases range from one to nine years. Total rent expense under operating leases was $6.2 million during the two months ended December 31, 2002, $35.4 million during the ten months ended October 31, 2002, $41.6 million during 2001 and $25.4 million during 2000.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Commitments and Contingencies — (Continued)

      For years subsequent to December 31, 2002, future minimum payments for all operating lease obligations that have initial noncancelable lease terms exceeding one year, net of rental income, are as follows (in thousands):

2003	$31,008
2004	29,164
2005	25,839
2006	21,614
2007	20,076
Thereafter	52,424

$180,125

      Motorola Commitments. In August 2000, we entered into agreements with Motorola, Inc. under which Motorola provides us with infrastructure equipment and services, including installation, implementation and training. We and Motorola have also agreed to warranty and maintenance programs and specified indemnity arrangements. We have also agreed to provide Motorola with notice of our determination that Motorola’s technology is no longer suited to our needs at least six months before publicly announcing or entering into a contract to purchase equipment utilizing an alternate technology. In addition, if Motorola manufactures, or elects to manufacture, the equipment utilizing the alternate technology that we elect to deploy, we must give Motorola the opportunity to supply 50% of our infrastructure requirements for the equipment utilizing the alternate technology for three years. These agreements also contain other purchase commitments that, if not met, subject us to payments based on a percentage of the commitment shortfall. We met our commitment for 2000 of $230.0 million. We did not meet our $230.0 million purchase commitment for 2001, resulting in the payment of $8.0 million to Motorola during 2001 based on the shortfall of purchases. During 2001, we and Motorola amended the infrastructure purchase agreements to reduce our purchase commitments to $75.0 million for each of 2002 and 2003. We did not meet our $75.0 million purchase commitment for 2002, resulting in the payment of $1.4 million to Motorola during 2002. The maximum payment pursuant to commitment shortfall provisions under these agreements for 2003 is $1.1 million.

      Brazilian Contingencies. Nextel Brazil has received tax assessment notices from state and federal Brazilian tax authorities asserting deficiencies in tax payments related primarily to value added taxes, import duties and matters surrounding the definition and classification of equipment and services. Nextel Brazil has filed various petitions disputing these assessments. In some cases Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases Nextel Brazil’s petitions have been denied and Nextel Brazil is currently appealing those decisions. Nextel Brazil is also disputing certain non-tax related claims. Additionally, Nextel Brazil has filed a lawsuit against the Brazilian government disputing the legality of an increase in certain social contribution tax rates. Nextel Brazil believes it has appropriately reserved for probable losses related to these tax and non-tax matters in accordance with SFAS No. 5. Additionally, we estimate the range of possible losses related to these tax and non-tax matters to be between $27.0 million and $31.0 million. From time to time, Nextel Brazil may also receive additional tax assessment or claim notices of a similar nature. Although we cannot currently reasonably estimate a range of possible losses relating to these unasserted assessments or claims, we continue to evaluate the likelihood of possible losses, if any.

      Mexican Tax Contingencies. On December 31, 2001, the Mexican Congress created a new tax on the revenues of telecommunications companies. Nextel Mexico, along with several other telecommunications companies in Mexico, is currently disputing this tax. The guidance received from legal counsel in Mexico related to the expected outcome of this dispute had been inconclusive. In order to minimize

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Commitments and Contingencies — (Continued)

potential penalties and interest upon resolution of this dispute, Nextel Mexico chose to remit to the tax authorities the new tax on some components of revenue for which it anticipated an unfavorable resolution, and withhold payment on other components believed to have a greater likelihood of a favorable resolution. In November 2002, the Mexican tax authority confirmed that Nextel Mexico’s interconnection services were exempt from payment under the telecommunications tax. The tax authority also stated that, in its opinion, dispatch, paging and value added services were taxable services and had no applicable exceptions. As a result of this decision, during the fourth quarter of 2002, Nextel Mexico recognized $14.3 million in revenue, which represents the balance that it had previously accrued as a tax contingency for interconnect services from January 2002 through November 2002. In addition, Nextel Mexico is no longer accruing taxes specifically related to interconnection services. However, because the Mexican tax authority did not exempt other telecommunications services, Nextel Mexico is continuing to accrue and pay taxes related to these services while legal proceedings continue while it disputes this tax in court. The final outcome and related timing of the resolution of this dispute is uncertain.

      Legal Proceedings. We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business or results of operation. In addition, some of our competitors and others are currently challenging in administrative or judicial proceedings the validity of some of our licenses or the scope of services we provide under those licenses, particularly in Mexico and Chile. While we believe that our licenses are valid and that our services are within the scope of our licenses, any revocation of our licenses or limitation of our services would adversely affect our business.

13. Capital Stock

      In connection with our emergence from Chapter 11 reorganization on November 12, 2002, we:

•	filed a Restated Certificate of Incorporation authorizing an aggregate of 100,000,000 shares of new common stock, par value $0.001 per share, one share of special director preferred stock, par value $1.00 per share and 10,000,000 shares of undesignated preferred stock, par value $0.001 per share;

•	cancelled all shares of our preferred stock, common stock and other equity interests that existed prior to November 12, 2002; and

•	issued 20,000,000 shares of our new common stock and one share of our special director preferred stock.

      Common Stock. Holders of our new common stock are entitled to one vote per share on all matters submitted for action by the stockholders and share equally, share for share, if dividends are declared on the common stock. If our Company is partially or completely liquidated, dissolved or wound up, whether voluntarily or involuntarily, the holders of the common stock are entitled to share ratably in the net assets remaining after payment of all liquidation preferences, if any, applicable to any outstanding preferred stock. There are no redemption or sinking fund provisions applicable to the common stock. As of December 31, 2002, there were 20,000,000 shares of our common stock outstanding.

      Special Director Preferred Stock. Motorola Credit Corporation is the holder of our special director preferred stock. The special director preferred stock gives Motorola Credit Corporation the right to nominate, elect, remove and replace a single member of our board of directors, provided that at the time any such action is taken, Motorola Credit Corporation must be the holder of a majority in principal amount of the aggregate indebtedness outstanding under our international Motorola equipment financing facility and our Brazil Motorola equipment financing facility. If Motorola Credit Corporation’s debt position falls below a majority interest, it will lose its right to nominate, elect, remove or replace a member

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Capital Stock — (Continued)

of our board of directors. The special director preferred stock has no dividend rights or other economic value, except for a liquidation value equal to the par value of the stock. In addition, the special director preferred stock has no voting rights, except as described above and as may be required by applicable law and except that the Certificate of Incorporation may not be amended, altered or appealed so as to change the number of directorships without the affirmative vote of the holder of special director preferred stock. As of December 31, 2002, there was one share of our special director preferred stock outstanding.

      Undesignated Preferred Stock. Our board of directors has the authority to issue undesignated preferred stock of one or more series and in connection with the creation of such series, to fix by resolution the designation, voting powers, preferences and relative, participating, optional and other special rights of such series, and the qualifications, limitations and restrictions thereof. As of December 31, 2002, we had not issued any shares of undesignated preferred stock.

      Common Stock Reserved for Issuance. As of December 31, 2002, under our employee stock option plan, we had reserved for future issuance 2,222,222 shares of our common stock.

      The following is a discussion of capital stock transactions that occurred prior to our reorganization:

      Stock Splits and Reclassification. On June 12, 2000, we increased the number of authorized shares of our common stock from 73,000,000 to 200,000,000, enabling us to complete a 4-for-1 common stock split.

      On October 23, 2000, we amended our charter to authorize 2,160,037,500 shares of capital stock, reclassified our no par value common stock into class A and class B common stock, par value $0.001 per share, and converted our outstanding common stock to class B common stock, enabling us to complete a 3-for-2 common stock split. Our authorized capital stock as of that date consisted of:

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

      Information for the ten months ended October 31, 2002 and years ended December 31, 2001 and 2000 presented throughout these financial statements and related notes has been adjusted to reflect both the 4-for-1 common stock split and the 3-for-2 common stock split.

      Preferred Stock Issuance and Conversion. Our series A preferred stock was issued at an original liquidation preference of $100,000 per share and thereafter, the liquidation preference on the series A preferred stock accreted at an annual rate equal to 13.625%. Except as required by law, the holders of the series A preferred stock were not entitled to receive dividends or other distributions. We had the right at any time to redeem the series A preferred stock in full (or with the consent of the holder of the affected shares of series A preferred stock, in part) at a redemption price equal to 100% of the accreted liquidation preference thereof on the redemption date.

      On April 4, 2000, we received an advance of $77.7 million from Unrestricted Subsidiary Funding Company, or USF Company, a wholly owned subsidiary of Nextel Communications. This advance was received in connection with our anticipated purchase of Motorola International’s equity interests in Nextel Peru and Nextel Brazil and the Chilean specialized mobile radio companies, as discussed in Note 5. On June 2, 2000, we issued 777 shares of our series A preferred stock to USF Company as repayment of this

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Capital Stock — (Continued)

intercompany advance. Additionally, on April 7, 2000, we issued 1,500 shares of our series A preferred stock to USF Company in exchange for cash proceeds of $150.0 million.

      Under a stock exchange agreement between us and USF Company, on June 12, 2000, we exchanged all of the 5,266 shares of series A exchangeable redeemable preferred stock outstanding at that time for 49,682,088 shares of our class B common stock based on the accreted value of the series A preferred stock at that date of $587.9 million. Before June 12, 2000, the series A preferred stock was not exchangeable for common stock.

      On June 29, 2000, we issued an additional 2,150 shares of our series A preferred stock to USF Company in exchange for cash proceeds of $215.0 million. On December 8, 2000, we issued 853 shares of our series A preferred stock to USF Company to satisfy our tax liability incurred on the exchange of our stock in Clearnet for stock in TELUS to Nextel Communications and we issued 2,500 additional shares to USF Company in exchange for cash proceeds of $250.0 million. Under a separate stock exchange agreement dated December 8, 2000, shares of the series A preferred stock issued as of that date, plus dividends accreted to the time of exchange, were exchangeable into shares of our class B common stock at the option of the holder of those shares of series A preferred stock at any time between June 30, 2001 and December 1, 2002.

      On April 25, 2001, we issued 2,500 shares of our series A exchangeable redeemable preferred stock to USF Company for cash proceeds of $250.0 million. On July 16, 2001, we issued another 2,500 shares of our series A exchangeable redeemable preferred stock to USF Company for another $250.0 million in cash.

14.  Employee Stock and Benefit Plans

      NII Holdings Employee Stock Option Plans. Pursuant to our Revised Third Amended Joint Plan of Reorganization, on November 12, 2002 we adopted the 2002 Management Incentive Plan for the benefit of our employees and directors. The Management Incentive Plan provides equity and equity-related incentives to non-affiliate directors, officers or key employees of, and consultants to, our Company up to a maximum of 2,222,222 shares of common stock, subject to adjustments. The Management Incentive Plan provides for the issuance of options for the purchase of shares of common stock, as well as grants of shares of common stock where the recipient’s rights may vest upon the fulfillment of specified performance targets or the recipient’s continued employment by our Company for a specified period, or in which the recipient’s rights may be subject to forfeiture upon a termination of employment. The Management Incentive Plan also provides for the issuance to non-affiliate directors, officers or key employees of, and consultants to, our Company of stock appreciation rights whose value is tied to the market value per share, as defined in the Management Incentive Plan, of the common stock, and performance units that entitle the recipients to payments upon the attainment of specified performance goals.

      On November 12, 2002, our Board of Directors approved the grant of options to officers, directors and employees to purchase 2,219,100 shares of our new common stock. Thirty percent of the options vested on the grant date, thirty percent will vest in November 2003, thirty percent will vest in November 2004 and the remaining ten percent will vest in November 2005, all subject to certain conditions.

      In connection with our Revised Third Amended Joint Plan of Reorganization, on November 12, 2002 our NII Holdings, Inc. 1997 Employee Stock Option Plan and Nextel International, Inc. Incentive Equity

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.  Employee Stock and Benefit Plans — (Continued)

Plan were terminated and all options issued under the plans were cancelled. The following is a description of those plans:

      In June 1997, our board of directors adopted the Nextel International, Inc. 1997 Employee Stock Option Plan, under which eligible employees participated. Generally, options outstanding under this plan:

•	were granted at fair value, based on periodic valuations of NII Holdings in accordance with the terms of the plan;

•	vested monthly over a four year service period; and

•	expired ten years subsequent to the award date.

      In addition, holders of shares of our class B common stock issued upon the exercise of options under the 1997 Employee Stock Option Plan were entitled to put rights which, subject to some conditions, required us to repurchase those shares from them.

      On June 12, 2000, our board of directors ratified the Nextel International, Inc. Incentive Equity Plan that was adopted by the plan administration committee on May 25, 2000. The plan provided for awards of option rights, appreciation rights, restricted shares, deferred shares and performance shares to NII Holdings’ nonaffiliate directors, officers, including officers who were members of the board of directors, and other key employees, consultants and advisors with respect to 30,000,000 shares of common stock. Options to purchase shares of common stock could have been at prices equal to or greater than market price on the date of grant. Generally, options outstanding under this plan vested over a four year service period and expired ten years subsequent to the award.

      On May 7, 2001, our plan administration committee approved the grant of options to our employees under our incentive equity plan. These options vested over a three-year period, with 50% vesting on the first anniversary of the grant date, 25% vesting on the second anniversary of the grant date and 25% vesting on the third anniversary of the grant date.

      A summary of the activity under our stock option plans is as follows:

		Weighted Average
Predecessor Company	Options	Exercise Price

Outstanding, December 31, 1999	11,890,014	$3.39
Granted	11,952,750	10.85
Exercised	(1,014,198)	1.70
Canceled	(144,939)	6.78

Outstanding, December 31, 2000	22,683,627	7.35
Granted	9,129,875	5.00
Exercised	—	—
Canceled	(2,826,876)	5.97

Outstanding, December 31, 2001	28,986,626	6.75
Granted	—	—
Exercised	—	—
Terminated	(28,986,626)	6.75

Outstanding, October 31, 2002	—	—

Exercisable, December 31, 2000	8,065,443	3.06

Exercisable, December 31, 2001	9,294,575	3.30

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.  Employee Stock and Benefit Plans — (Continued)

		Weighted Average
Successor Company	Options	Exercise Price

Outstanding, October 31, 2002	—	$—
Granted	2,219,100	2.50
Exercised	—	—
Canceled	—	—

Outstanding, December 31, 2002	2,219,100	2.50

Exercisable, December 31, 2002	665,730	2.50

      As of December 31, 2002, the weighted average life remaining of outstanding stock options was 9.9 years.

      We did not grant any options during the ten months ended October 31, 2002. All options that we granted during the two months ended December 31, 2002 and the year ended December 31, 2001 had an exercise price equal to the fair value at the date of grant. The weighted average exercise price and weighted average fair value of options granted during the two months ended December 31, 2002, and the years ended December 31, 2001 and December 31, 2000 are as follows:

	Weighted Average	Weighted Average
	Exercise Price of	Fair Value of
	Options Granted	Options Granted

Options granted during the two months ended December 31, 2002	$2.50	$1.67
Options granted during the year ended December 31, 2001	5.00	2.98
Options granted during the year ended December 31, 2000 with exercise price equal to fair value	11.83	6.45
Options granted during the year ended December 31, 2000 with exercise price less than fair value	4.01	4.32

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

      If an option holder’s employment is involuntarily terminated within one year after the effective date of a change of control of Nextel Communications, then that holder’s unvested options will immediately vest or otherwise become payable, subject to certain limits.

      In connection with our emergence from Chapter 11 reorganization on November 12, 2002, we are no longer a wholly-owned subsidiary of Nextel Communications and our employees are no longer considered employees of Nextel Communications. As a result, vesting of all options granted by Nextel Communications to our employees ceased upon our emergence and all unvested options were cancelled. In addition, all options granted by Nextel Communications to our employees after November 12, 1998 that were vested on November 12, 2002 are exercisable only until November 12, 2003.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.  Employee Stock and Benefit Plans — (Continued)

      A summary of the activity under the Nextel Communications, Inc. Incentive Equity Plan related to our employees is as follows:

		Weighted Average
Predecessor Company	Options	Exercise Price

Outstanding, December 31, 1999	2,196,742	$15.04
Granted	2,117,499	61.53
Transferred	1,190,217	32.14
Exercised	(1,201,564)	12.06
Canceled	(382,720)	21.35

Outstanding, December 31, 2000	3,920,174	38.13
Granted	—	—
Transferred	139,209	28.71
Exercised	(62,884)	12.23
Canceled	(255,661)	50.37

Outstanding, December 31, 2001	3,740,838	37.34
Granted	—	—
Transferred	(126,463)	29.78
Exercised	(30,000)	7.56
Canceled	(1,309,822)	49.84

Outstanding, October 31, 2002	2,274,553	30.93

Exercisable, December 31, 2000	623,089	15.04

Exercisable, December 31, 2001	1,619,594	27.40

		Weighted Average
Successor Company	Options	Exercise Price

Outstanding, October 31, 2002	2,274,553	$30.93
Granted	—	—
Transferred	—	—
Exercised	(95,000)	11.80
Canceled	(155,000)	22.10

Outstanding, December 31, 2002	2,024,553	32.51

Exercisable, December 31, 2002	2,024,553	32.51

      Following is a summary of the status of employee stock options outstanding and exercisable as of December 31, 2002:

	Options Outstanding and Exercisable

Exercise Price		Weighted Average	Weighted Average
Range	Shares	Life Remaining	Exercise Price

$ 6.75 – 11.41	265,799	6.15 years	$8.63
13.64 – 35.13	1,009,482	5.94 years	17.19
42.69 – 61.94	749,272	7.13 years	61.61

	2,024,553

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.  Employee Stock and Benefit Plans — (Continued)

      Fair Value Disclosures. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following assumptions:

	2002	2001	2000

Expected stock price volatility	83%	66%	51 – 57%
Risk-free interest rate	2.68%	4.85%	6.10 – 6.84%
Expected life in years	5	5	5
Expected dividend yield	0.00%	0.00%	0.00%

      The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models such as the Black-Scholes model require the input of highly subjective assumptions, including the expected stock price volatility. Because stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, we believe that the existing models do not necessarily provide a reliable single measure of the fair value of the stock options. The weighted average estimated fair value of the stock options granted during the two months ended December 31, 2002 was $1.67, during the year ended December 31, 2001 was $2.98 and during the year ended December 31, 2000 was $10.11.

      Generally, our stock options are non-transferable, except to family members or by will, as provided for in the Management Incentive Plan, and the actual value of the stock options that a recipient may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price. Since our new common stock did not begin trading publicly until November 21, 2002, we based our assumptions for stock price volatility on the historical variance of weekly closing prices of Nextel Communications’ class A common stock.

      Employee Benefit Plan. Until October 31, 2002, some of our officers and employees were eligible to participate in Nextel Communications’ defined contribution plan established pursuant to section 401(k) of the Internal Revenue Code. Participants were allowed to contribute up to 15% of their compensation and be fully vested over four years of employment. We provided a matching contribution of 100% of the first 4% of salary contributed by the employee. Effective with our emergence from Chapter 11 reorganization, our officers and employees are no longer eligible to participate in Nextel Communications’ defined contribution plan.

      Our contributions were about $251,000 during the ten months ended October 31, 2002, $304,000 during 2001 and $70,000 during 2000.

      Effective January 1, 2003, we implemented a defined contribution plan established pursuant to section 401(k) of the Internal Revenue Code under which some of our officers and employees are eligible to participate. Participants may contribute up to 15% of their compensation and be fully vested over four years of employment. We provide a matching contribution of 100% of the first 4% of salary contributed by the employee.

15.  Related Party Transactions

Transactions with Nextel Communications, Inc.

      In connection with our emergence from Chapter 11 reorganization, on November 12, 2002 Nextel Communications purchased, through a rights offering, $50.9 million new notes of NII Holdings (Cayman) and 5,696,521 shares of the common stock that we issued, together with 1,422,167 shares of common stock that we issued to Nextel Communications in connection with the cancellation of NII Holdings’ senior

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.  Related Party Transactions — (Continued)

redeemable notes and in satisfaction of claims by Nextel Communications under our 1997 tax sharing agreement. As a result, Nextel Communications owned about 35.6% of our issued and outstanding shares of new common stock as of December 31, 2002.

      The following are descriptions of other significant transactions consummated with Nextel Communications on November 12, 2002 under our confirmed plan of reorganization.

          New Spectrum Use and Build-Out Agreement

      On November 12, 2002, we and Nextel Communications entered into a new spectrum use and build-out agreement. Under this agreement, certain of our subsidiaries committed to complete the construction of our network in the Baja region of Mexico, in exchange for proceeds from Nextel Communications of $25.0 million and $25.0 million that Nextel Communications placed in escrow to be disbursed as costs are incurred in connection with the build-out. The balance of the escrowed funds will be disbursed at the earlier of 18 months or completion of the build-out.

          Tax Cooperation Agreement with Nextel Communications

      We had a tax sharing agreement with Nextel Communications, dated January 1, 1997, which was in effect through November 11, 2002. On November 12, 2002, we terminated the tax sharing agreement and entered into a tax cooperation agreement with Nextel Communications under which we and Nextel Communications agreed to retain, for 20 years following the effective date of our plan of reorganization, books, records, accounting data and other information related to the preparation and filing of consolidated tax returns filed for Nextel Communications’ consolidated group.

          Amended and Restated Overhead Services Agreement with Nextel Communications

      We had an overhead services agreement with Nextel Communications in effect through November 11, 2002. On November 12, 2002, we entered into an amended and restated overhead services agreement, under which Nextel Communications will provide us, for agreed upon service fees, certain (i) information technology services, (ii) payroll and employee benefit services, (iii) procurement services, (iv) engineering and technical services, (v) marketing and sales services, and (vi) accounts payable services. Either we or Nextel Communication can terminate one or more of the other services at any time with 30 days advance notice. Effective January 1, 2003, we no longer use Nextel Communications’ payroll and employee benefit services, procurement services or accounts payable services.

      We periodically reimburse Nextel Communications for costs incurred under the overhead services agreements, which totaled $0.1 million during the two months ended December 31, 2002, $2.0 million during the ten months ended October 31, 2002, $4.0 million during 2001, and $1.4 million during 2000. We also reimburse Nextel Communications for some vendor payments made on our behalf. As of December 31, 2002, our total liability due to Nextel Communications was $0.9 million, while as of December 31, 2001, it was $31.8 million, which consisted primarily of amounts due under the tax sharing agreement we had with Nextel Communications and reimbursements for vendor payments made on our behalf.

          Third Amended and Restated Trademark License Agreement with Nextel Communications, Inc.

      On November 12, 2002, we entered into a third amended and restated trademark license agreement with Nextel Communications, which superseded a previous trademark license agreement. Under the new agreement, Nextel Communications granted to us an exclusive, royalty-free license to use within Latin America, excluding Puerto Rico, certain trademarks, including but not limited to the mark “Nextel”. The

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.  Related Party Transactions — (Continued)

license agreement continues indefinitely unless terminated by Nextel Communications upon 60 days notice if we commit one of several specified defaults and fail to cure the default within a 60 day period.

Standstill Agreement

      As part of our Revised Third Amended Joint Plan of Reorganization, we, Nextel Communications and certain of our noteholders entered into a Standstill Agreement, pursuant to which (i) Nextel Communications and its affiliates agreed not to purchase (or take any other action to acquire) any of our equity securities, or other securities convertible into our equity securities, that would result in Nextel Communications and its affiliates holding, in the aggregate, more than 49.9% of the equity ownership of us on a fully diluted basis without prior approval of a majority of the non-Nextel Communications members of the Board of Directors and (ii) we agreed not to take any action that would cause Nextel Communications to hold more than 49.9% of the common equity of us on a fully diluted basis.

Transactions with Motorola, Inc.

      We have a number of important strategic and commercial relationships with Motorola. We purchase handsets and accessories and a substantial portion of our digital mobile network equipment from Motorola. Our equipment purchase agreements with Motorola govern our rights and obligations regarding purchases of digital mobile network equipment manufactured by Motorola. We have minimum purchase commitments under these agreements that if not met subject us to payments based on a percentage of the commitment shortfall. We also have various equipment agreements with Motorola. Through October 2002, and 2001 and 2000, we also had handset financing agreements with Motorola. We and Motorola have agreed to warranty and maintenance programs and specified indemnity arrangements. We also pay Motorola for handset service and repair and training and are reimbursed for costs we incur under various marketing and promotional arrangements.

      Our purchases from Motorola during the two months ended December 31, 2002, the ten months ended October 31, 2002, and the years ended December 31, 2001 and 2000 consisted of the following:

	Successor	Predecessor Company
	Company
	Two Months	Ten Months
	Ended	Ended	Year Ended December 31,
	December 31,	October 31,
	2002	2002	2001	2000

	(in thousands)
Digital infrastructure equipment	$1,228	$16,272	$200,371	$368,141
Handsets	18,708	93,670	186,463	146,796
Software maintenance	2,676	9,550	9,148	1,353
Training	24	174	1,120	635

	$22,636	$119,666	$397,102	$516,925

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.  Related Party Transactions — (Continued)

      Accounts payable due to Motorola as of December 31, 2002 and 2001 are as follows:

	Successor	Predecessor
	Company	Company
	December 31,	December 31,
	2002	2001

	(in thousands)	(in thousands)
Deferred handset financing obligations	$44,812	$93,802
Equipment purchases	4,441	11,573
Other	2,026	2,695

Total due to Motorola	$51,279	$108,070

      In addition, we had $328.2 million and $417.8 million in debt due to Motorola Credit Corporation as of December 31, 2002 and 2001. As further discussed in Note 4, on November 12, 2002, as part of our plan of reorganization, we entered into a new master equipment financing agreement and a new equipment financing agreement with Motorola Credit Corporation. We also repaid $56.7 million in outstanding principal plus accrued interest to Motorola Credit Corporation under our international Motorola incremental equipment financing facility.

16. Segment Information

      We operate in four reportable segments: (1) Mexico, (2) Brazil, (3) Peru and (4) Argentina. The operations of all other businesses that fall below the reporting thresholds are included in the “Corporate and other” segment below. The Corporate and other segment includes our Chilean operating companies, which we purchased in May and August of 2000, and the corporate entity that held our equity investment in Japan and our investment in Canada prior to our sale of those investments during the fourth quarter of 2001. We evaluate performance of these segments and allocate resources to them based on earnings before interest, taxes, depreciation and amortization and other charges, such as reorganization items and impairment, restructuring and other charges.

					Corporate	Intercompany
	Mexico	Brazil	Peru	Argentina	and other	Eliminations	Consolidated

	(in thousands)
Successor Company — Two Months Ended December 31, 2002
Operating revenues	$95,682	$21,990	$14,729	$10,727	$239	$(89)	$143,278

Segment earnings (losses)	41,060	4,663	3,195	2,821	(4,442)	—	47,297
Depreciation and amortization	(10,256)	(263)	(323)	(212)	(367)	346	(11,075)

Operating income (loss)	30,804	4,400	2,872	2,609	(4,809)	346	36,222
Interest expense	(1,447)	(5,747)	(252)	(172)	(3,788)	937	(10,469)
Interest income	270	1,178	6	16	1,264	(937)	1,797
Foreign currency transaction (losses) gains, net	(409)	1,422	624	285	34	(599)	1,357
Other (expense) income, net	(1,456)	(950)	6,983	(60)	(6,074)	—	(1,557)

Income (loss) from continuing operations before income tax	$27,762	$303	$10,233	$2,678	$(13,373)	$(253)	$27,350

Capital expenditures from continuing operations	$16,195	$1,547	$4,269	$1,932	$586	$—	$24,529

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. Segment Information — (Continued)

					Corporate	Intercompany
	Mexico	Brazil	Peru	Argentina	and other	Eliminations	Consolidated

	(in thousands)
Predecessor Company — Ten Months Ended October 31, 2002
Operating revenues	$351,556	$152,780	$68,011	$63,790	$1,361	$(403)	$637,095

Segment earnings (losses)	101,381	13,650	18,474	12,465	(23,796)	—	122,174
Impairment, restructuring and other charges	—	(695)	(23)	(8,542)	(6,548)	—	(15,808)
Depreciation and amortization	(43,648)	(9,977)	(5,068)	(2,231)	(5,733)	1,680	(64,977)

Operating income (loss)	57,733	2,978	13,383	1,692	(36,077)	1,680	41,389
Interest expense	(2,921)	(32,458)	(2,253)	(9,485)	(128,245)	23,783	(151,579)
Interest income	438	22,579	30	167	8,378	(27,664)	3,928
Foreign currency transaction losses, net	(17,194)	(27,669)	(1,030)	(137,820)	(22)	599	(183,136)
Reorganization items, net	(46,814)	(33,658)	(31,030)	(4,112)	2,281,829	14,008	2,180,223
Gain on extinguishment of debt, net	—	—	—	—	101,598	—	101,598
Other (expense) income, net	(3,071)	(3,703)	(530)	(1,954)	340	—	(8,918)

(Loss) income from continuing operations before income tax	$(11,829)	$(71,931)	$(21,430)	$(151,512)	$2,227,801	$12,406	$1,983,505

Capital expenditures from continuing operations	$100,651	$20,521	$12,883	$12,190	$1,971	$—	$148,216

Predecessor Company — Year Ended December 31, 2001
Operating revenues	$289,335	$171,138	$64,952	$135,320	$2,240	$(539)	$662,446

Segment earnings (losses)	15,933	(67,310)	5,370	2,390	(44,152)	—	(87,769)
Impairment, restructuring and other charges	(433,945)	(679,440)	(171,590)	(262,541)	(33,648)	—	(1,581,164)
Depreciation and amortization	(67,106)	(73,026)	(26,117)	(44,507)	(8,724)	918	(218,562)

Operating loss	(485,118)	(819,776)	(192,337)	(304,658)	(86,524)	918	(1,887,495)
Interest expense	(6,398)	(15,885)	(4,270)	(13,474)	(279,344)	22,143	(297,228)
Interest income	1,153	26,011	129	662	20,161	(34,869)	13,247
Realized losses on investments	—	—	—	—	(151,291)	—	(151,291)
Equity in gains of unconsolidated affiliates	—	—	—	—	9,640	—	9,640
Foreign currency transaction gains (losses), net	1,816	(62,590)	573	(1)	(1,228)	148	(61,282)
Other (expense) income, net	(954)	(5,690)	(765)	(2,601)	5,829	—	(4,181)

Loss from continuing operations before income tax	$(489,501)	$(877,930)	$(196,670)	$(320,072)	$(482,757)	$(11,660)	$(2,378,590)

Capital expenditures from continuing operations	$213,191	$244,310	$75,354	$93,674	$14,918	$(12,726)	$628,721

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. Segment Information — (Continued)

					Corporate	Intercompany
	Mexico	Brazil	Peru	Argentina	and other	Eliminations	Consolidated

	(in thousands)
Predecessor Company — Year Ended December 31, 2000
Operating revenues	$112,327	$103,815	$28,469	$79,127	$590	$—	$324,328

Segment losses	(28,860)	(43,106)	(10,004)	(14,633)	(33,073)	—	(129,676)
Depreciation and amortization	(33,090)	(54,266)	(15,099)	(43,317)	(7,632)	362	(153,042)

Operating loss	(61,950)	(97,372)	(25,103)	(57,950)	(40,705)	362	(282,718)
Interest expense	(4,372)	(24,289)	(4,584)	(17,218)	(219,768)	32,488	(237,743)
Interest income	426	19,778	174	1,611	23,381	(23,254)	22,116
Realized gain on investment	—	—	—	—	239,467	—	239,467
Equity in losses of unconsolidated affiliates	—	—	—	—	(33,328)	—	(33,328)
Foreign currency transaction losses, net	(55)	(9,595)	(224)	—	(797)	—	(10,671)
Minority interest in losses of subsidiaries	—	3,721	2,783	—	—	—	6,504
Other (expense) income, net	(2,086)	(349)	191	(379)	8,874	—	6,251

Loss from continuing operations before income tax	$(68,037)	$(108,106)	$(26,763)	$(73,936)	$(22,876)	$9,596	$(290,122)

Capital expenditures from continuing operations	$184,737	$248,257	$52,724	$96,988	$10,379	$(5,800)	$587,285

Successor Company — December 31, 2002
Property, plant and equipment, net	$207,922	$4,433	$12,668	$4,599	$241	$345	$230,208

Identifiable assets	$534,931	$73,353	$63,428	$39,576	$137,284	$345	$848,917

Predecessor Company — October 31, 2002
Property, plant and equipment, net	$195,984	$3,181	$8,486	$2,651	$—	$—	$210,302

Identifiable assets	$514,573	$70,901	$58,698	$32,982	$151,408	$—	$828,562

Predecessor Company — December 31, 2001
Property, plant and equipment, net	$243,424	$40,004	$33,869	$31,392	$17,001	$(15,689)	$350,001

Identifiable assets	$514,198	$157,137	$98,200	$134,662	$633,386	$(293,163)	$1,244,420

Predecessor Company — December 31, 2000
Property, plant and equipment, net	$306,385	$418,439	$96,401	$185,332	$69,008	$(5,438)	$1,070,127

Identifiable assets	$774,580	$878,160	$210,311	$355,042	$1,204,934	$(229,801)	$3,193,226

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. Quarterly Financial Data (Unaudited)

				Fourth

				Predecessor	Successor
				Company	Company
	Predecessor Company			One Month	Two Months
				Ended	Ended
	First	Second	Third	October 31	December 31

	(in thousands, except per share amounts)
2002
Total consolidated operating revenues as previously reported	$199,081	$193,930	$191,067
Less: discontinued operating revenues of Nextel Philippines	(4,313)	(3,761)	(3,433)

Total consolidated operating revenues from continuing operations	$194,768	$190,169	$187,634	$64,524	$143,278

Total consolidated operating income as previously reported	$2,405	$6,917	$19,212
Less: discontinued operating loss (income) of Nextel Philippines	953	(101)	557

Total consolidated operating income from continuing operations	$3,358	$6,816	$19,769	$11,446	$36,222

(Loss) income attributable to common stockholders	$(154,549)	$(236,617)	$(36,329)	$2,382,538	$42,566

(Loss) income per share attributable to common stockholders, basic	$(0.57)	$(0.88)	$(0.13)	$8.81	$2.13

(Loss) income per share attributable to common stockholders, diluted	$(0.57)	$(0.88)	$(0.13)	$8.81	$2.01

	Predecessor Company

	First	Second	Third	Fourth

2001
Total consolidated operating revenues as previously reported	$139,156	$160,661	$186,002	$193,776
Less: discontinued operating revenues of Nextel Philippines	(3,851)	(4,180)	(4,198)	(4,920)

Total consolidated operating revenues from continuing operations	$135,305	$156,481	$181,804	$188,856

Total consolidated operating loss as previously reported	$(89,717)	$(91,379)	$(235,318)	$(1,664,900)
Less: discontinued operating loss of Nextel Philippines	7,516	7,053	148,053	31,197

Total consolidated operating loss from continuing operations	$(82,201)	$(84,326)	$(87,265)	$(1,633,703)

Loss attributable to common stockholders	$(167,264)	$(213,879)	$(551,718)	$(1,564,460)

Loss per share attributable to common stockholders, basic and diluted	$(0.62)	$(0.79)	$(2.04)	$(5.79)

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. Quarterly Financial Data (Unaudited) — (Continued)

      Operating revenues and operating income for the two months ended December 31, 2002 include a $14.3 million non-recurring item related to the favorable partial resolution of a telecommunications tax in Mexico as discussed in Note 12.

      As described in Note 1, during the one month ended October 31, 2002, we recognized about $2.3 billion in reorganization items, net, in connection with our emergence from Chapter 11 on November 12, 2002 and the application of fresh-start accounting, and a $101.6 million gain on the extinguishment of our Argentina credit facilities.

      As described in Note 2, effective November 1, 2002, we changed our method of accounting for revenues and costs recognized from digital handset sales.

      Other significant events that occurred during the one month ended October 31, 2002 and two months ended December 31, 2002, including the sale of Nextel Philippines, are described in Notes 1, 4 and 5.

      The sum of the per share amounts do not equal the annual amounts due to changes in the number of weighted average number of common shares outstanding during the year.

18. Subsequent Events

      Communication Towers Sale-Leaseback. On December 10, 2002, we announced the signing of a definitive agreement with American Tower Corporation for the sale and leaseback by certain of our subsidiaries of at least 535 communication towers in Mexico and Brazil for an aggregate purchase price of $100.0 million. Rental payments on such communication towers will be made in local currency. The transaction will close in stages subject to customary closing conditions. American Tower has also agreed to acquire, build or co-locate up to 250 additional cell sites to our incremental network build-out, of which at least 100 cell sites must be co-locations on American Tower’s existing towers. The remaining 150 cell sites, if not co-located on American Tower’s existing towers, will be part of a build-to-suit program, which is expected to be completed over the next three years. As a result of provisions in the sale-leaseback agreement that provide for some continuing involvement by us, we will account for the sale as a financing arrangement and not recognize a gain or loss from the sale. We will maintain the communication tower assets on our books and continue to depreciate them. We will treat the proceeds received as a financing obligation that will be repaid through monthly rent payments.

      The first closing occurred on December 17, 2002 under which Nextel Mexico sold 140 towers for proceeds of $26.2 million. Since we present the accounts of our foreign operating companies utilizing accounts as of a date one month earlier than the accounts of our U.S. subsidiaries, the proceeds from the sale of towers are not reflected in our year-end cash balance.

      During 2003, additional tower sale-leaseback closings occurred as follows:

•	in January 2003, Nextel Mexico sold an additional 83 towers for $15.5 million in proceeds;

•	in February 2003, Nextel Brazil sold 64 towers for $8.6 million in proceeds; and

•	in March 2003, Nextel Mexico sold an additional 33 towers for $6.2 million in proceeds.

      Interest Rate Swap. In February 2003, we entered into an interest rate swap agreement to hedge the variability of future cash flows associated with our $225.0 million variable interest rate international Motorola equipment financing facility. Under the interest rate swap, we agreed to exchange the difference between the variable LIBOR-based interest rate and a fixed rate, based on a notional amount of $225.0 million. The interest rate swap will fix the amount of interest expense associated with our Motorola facility commencing on June 30, 2003 and continuing over the life of the facility based on a fixed rate of

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. Subsequent Events — (Continued)

about 7.99% per year. We expect that the interest rate swap will qualify for cash flow hedge accounting under SFAS No. 133.

19.  Parent Company and Condensed Consolidating Financial Information

      In preparing our condensed consolidating financial information, we present our non-guarantor subsidiary of Nextel Mexico using the equity method. Accordingly, our consolidated financial statements do not agree to our condensed consolidating financial information.

SUCCESSOR COMPANY CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2002
(in thousands)

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)(1)	Subsidiaries(2)	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$9,811	$122,499	$81,156	$17,695	$—	$231,161
Accounts receivable, net	56	—	94,168	6,729	—	100,953
Handset and accessory inventory	—	—	15,255	2,699	—	17,954
Prepaid expenses and other	3	—	37,578	5,944	—	43,525

Total current assets	9,870	122,499	228,157	33,067	—	393,593
Property, plant and equipment, net	115	—	225,115	4,633	345	230,208
Investments in and advances to affiliates	93,768	89,463	434,180	—	(488,750)	128,661
Intangible assets, net	154	—	51,585	2,682	—	54,421
Other assets	41,014	2,756	48,311	704	(69,796)	22,989

	$144,921	$214,718	$987,348	$41,086	$(558,201)	$829,872

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$74	$—	$25,011	$2,011	$—	$27,096
Accrued expenses and other	26,919	750	106,513	14,881	—	149,063
Deferred revenues	—	—	20,629	134	—	20,763
Accrued interest	—	—	2,587	—	—	2,587
Due to related parties	16,560	42,581	344,315	122,409	(492,155)	33,710

Total current liabilities	43,553	43,331	499,055	139,435	(492,155)	233,219
Long-term debt	—	173,964	258,193	—	—	432,157
Deferred income taxes	154	—	3,964	269	—	4,387
Deferred revenues and other	9,800	—	58,895	—	—	68,695

Total liabilities	53,507	217,295	820,107	139,704	(492,155)	738,458

Total stockholders’ equity (deficit)	91,414	(2,577)	167,241	(98,618)	(66,046)	91,414

	$144,921	$214,718	$987,348	$41,086	$(558,201)	$829,872

(1)	NII Holdings (Cayman), Ltd. is the issuer of our senior secured discount notes due 2009. See Note 4.

(2)	Represents our subsidiaries that have provided guarantees of the obligations of NII Holdings (Cayman), Ltd. under our senior secured discount notes due 2009. See Note 4.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.  Parent Company and Condensed Consolidating Financial Information — (Continued)

SUCCESSOR CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Two Months Ended December 31, 2002
(in thousands)

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$130,010	$10,966	$(89)	$140,887
Operating expenses
Cost of revenues	—	—	45,866	3,721	(89)	49,498
Selling, general and administrative	4,037	—	35,102	4,676	—	43,815
Depreciation and amortization	13	—	9,938	224	(346)	9,829

	4,050	—	90,906	8,621	(435)	103,142

Operating (loss) income	(4,050)	—	39,104	2,345	346	37,745

Other income (expense)
Interest expense	(105)	(3,655)	(7,230)	(176)	937	(10,229)
Interest income	574	221	1,817	16	(937)	1,691
Foreign currency transaction gains, net	27	—	1,660	293	(599)	1,381
Equity in income (losses) of affiliates	17,764	—	(1,679)	—	(17,764)	(1,679)
Other (expense) income, net	(6,147)	—	4,575	13	—	(1,559)

	12,113	(3,434)	(857)	146	(18,363)	(10,395)

Income (Loss) from continuing operations before income tax provision	8,063	(3,434)	38,247	2,491	(18,017)	27,350
Income tax provision	(4,224)	—	(120)	(105)	—	(4,449)

Net income (loss) from continuing operations	3,839	(3,434)	38,127	2,386	(18,017)	22,901
Discontinued operations:
Income (loss) from operations of Nextel Philippines	38,727	—	(847)	(5,071)	(13,144)	19,665
Income tax (provision) benefit	—	—	—	—	—	—

Income (loss) from discontinued operations	38,727	—	(847)	(5,071)	(13,144)	19,665

Net income (loss)	$42,566	$(3,434)	$37,280	$(2,685)	$(31,161)	$42,566

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.  Parent Company and Condensed Consolidating Financial Information — (Continued)

SUCCESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Two Months Ended December 31, 2002
(in thousands)

	NII Holdings,	NII Holdings
	Inc.	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents, beginning of period	$25,493	$120,655	$69,052	$15,822	$—	$231,022
Cash flows (used in) from operating activities	(14,475)	1,844	34,701	2,769	—	24,839
Cash flows used in investing activities	(1,207)	—	(23,211)	(1,975)	1,379	(25,014)
Cash flows from financing activities	—	—	531	848	(1,379)	—
Effect of exchange rate changes on cash and cash equivalents	—	—	83	231	—	314

Cash and cash equivalents, end of period	$9,811	$122,499	$81,156	$17,695	$—	$231,161

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.  Parent Company and Condensed Consolidating Financial Information — (Continued)

PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Ten Months Ended October 31, 2002
(in thousands)

	NII Holdings,	NII Holdings
	Inc.	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$563,926	$65,151	$(403)	$628,674

Operating expenses
Cost of revenues	—	—	231,412	21,568	(403)	252,577
Selling, general and administrative	21,581	—	198,451	32,657	—	252,689
Impairment, restructuring and other charges	6,375	—	779	8,654	—	15,808
Depreciation and amortization	4,596	—	53,539	2,307	(1,680)	58,762

	32,552	—	484,181	65,186	(2,083)	579,836

Operating (loss) income	(32,552)	—	79,745	(35)	1,680	48,838

Other income (expense)
Interest expense	(128,187)	—	(36,957)	(9,512)	23,783	(150,873)
Interest income	7,133	—	23,740	174	(27,664)	3,383
Reorganization items, net	2,282,672	—	(111,502)	(4,955)	14,008	2,180,223
Gain on extinguishment of debt, net	—	—	101,598	—	—	101,598
Foreign currency transaction losses, net	(28)	—	(45,680)	(137,813)	599	(182,922)
Equity in losses of affiliates	(159,226)	—	(7,782)	—	159,226	(7,782)
Other income (expense), net	19	—	(7,408)	(1,571)	—	(8,960)

	2,002,383	—	(83,991)	(153,677)	169,952	1,934,667

Income (loss) from continuing operations before income tax provision	1,969,831	—	(4,246)	(153,712)	171,632	1,983,505
Income tax provision	(14,788)	—	(10,884)	(513)	—	(26,185)

Net income (loss) from continuing operations	1,955,043	—	(15,130)	(154,225)	171,632	1,957,320
Discontinued operations:
Loss from operations of Nextel Philippines	—	—	—	(14,219)	12,194	(2,025)
Income tax provision	—	—	—	(252)	—	(252)

Loss from discontinued operations	—	—	—	(14,471)	12,194	(2,277)

Net income (loss)	$1,955,043	$—	$(15,130)	$(168,696)	$183,826	$1,955,043

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.  Parent Company and Condensed Consolidating Financial Information — (Continued)

PREDECESSOR COMPANY CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Ten Months Ended October 31, 2002
(in thousands)

	NII Holdings,	NII Holdings
	Inc.	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents, beginning of period	$194,810	$—	$40,359	$15,081	$—	$250,250
Cash flows (used in) from operating activities	(40,958)	(2,685)	125,418	21,712	—	103,487
Cash flows used in investing activities	(97,244)	—	(187,973)	(23,341)	95,101	(213,457)
Cash flows (used in) from financing activities	(31,115)	123,340	93,393	20,793	(95,101)	111,310
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,145)	(18,423)	—	(20,568)

Cash and cash equivalents, end of period	$25,493	$120,655	$69,052	$15,822	$—	$231,022

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.  Parent Company and Condensed Consolidating Financial Information — (Continued)

PREDECESSOR COMPANY CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2001
(in thousands)

	NII Holdings,	NII Holdings
	Inc.	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	(Parent)	(Issuer)(1)	Subsidiaries(2)	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$194,810	$—	$40,359	$15,081	$—	$250,250
Restricted cash	80,867	—	3,174	—	—	84,041
Accounts receivable, net	2,764	—	92,815	21,201	—	116,780
Handset and accessory inventory	—	—	15,908	8,578	—	24,486
Prepaid expenses and other	628	—	52,288	21,540	—	74,456

Total current assets	279,069	—	204,544	66,400	—	550,013
Property, plant and equipment, net	13,815	—	320,483	31,392	(15,689)	350,001
Investments in and advances to affiliates	384,719	—	793,842	—	(1,042,041)	136,520
Intangible assets, net	—	—	45,057	9,085	—	54,142
Other assets	35,538	—	349,418	42,166	(277,474)	149,648

	$713,141	$—	$1,713,344	$149,043	$(1,335,204)	$1,240,324

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$27,820	$—	$84,203	$17,726	$—	$129,749
Accrued expenses and other	27,873	—	98,571	45,613	—	172,057
Deferred revenues	—	—	40,874	9,192	—	50,066
Accrued interest	47,470	—	8,620	2,041	—	58,131
Due to related parties	31,800	—	326,382	188,189	(410,545)	135,826
Current portion of long-term debt	2,456,329	—	100,000	108,815	—	2,665,144

Total current liabilities	2,591,292	—	658,650	371,576	(410,545)	3,210,973
Long-term debt	—	—	—	—	—	—
Deferred income taxes	—	—	14,393	741	—	15,134
Deferred revenues and other	—	—	30,415	5,952	—	36,367

Total liabilities	2,591,292	—	703,458	378,269	(410,545)	3,262,474
Total stockholders’ (deficit) equity	(1,878,151)	—	1,009,886	(229,226)	(924,659)	(2,022,150)

	$713,141	$—	$1,713,344	$149,043	$(1,335,204)	$1,240,324

(1)	NII Holdings (Cayman), Ltd. is the issuer of our senior secured discount notes due 2009. See Note 4.

(2)	Represents our subsidiaries that have provided guarantees of the obligations of NII Holdings (Cayman), Ltd. under our senior secured discount notes due 2009. See Note 4.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PREDECESSOR COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2001
(in thousands)

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$520,563	$137,319	$(539)	$657,343

Operating expenses
Cost of revenues	1,055	—	266,206	56,574	(299)	323,536
Selling, general and administrative	39,365	—	300,138	81,666	(240)	420,929
Impairment, restructuring and other charges	1,695	—	1,284,975	294,494	—	1,581,164
Depreciation and amortization	4,768	—	161,441	46,738	(918)	212,029

	46,883	—	2,012,760	479,472	(1,457)	2,537,658

Operating loss	(46,883)	—	(1,492,197)	(342,153)	918	(1,880,315)

Other income (expense)
Interest expense	(279,342)	—	(24,632)	(13,476)	22,143	(295,307)
Interest income	16,229	—	30,060	705	(34,869)	12,125
Foreign currency transaction losses, net	—	—	(60,392)	(1,229)	148	(61,473)
Realized losses on investments	(137,067)		(14,224)	—	—	(151,291)
Equity in (losses) income of affiliates	(1,884,196)	—	2,064	—	1,884,196	2,064
Other income (expense), net	5,999	—	(7,622)	(2,770)	—	(4,393)

	(2,278,377)	—	(74,746)	(16,770)	1,871,618	(498,275)

Loss from continuing operations before income tax (provision) benefit	(2,325,260)	—	(1,566,943)	(358,923)	1,872,536	(2,378,590)
Income tax (provision) benefit	(28,062)	—	89,903	6,909	—	68,750

Net loss from continuing operations	(2,353,322)	—	(1,477,040)	(352,014)	1,872,536	(2,309,840)
Discontinued operations:
Loss from operations of Nextel Philippines	—	—	—	(177,213)	6,878	(170,335)
Income tax provision	—	—	—	(17,146)	—	(17,146)

Loss from discontinued operations	—	—	—	(194,359)	6,878	(187,481)

Net loss	$(2,353,322)	$—	$(1,477,040)	$(546,373)	$1,879,414	$(2,497,321)

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PREDECESSOR COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2001
(in thousands)

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents, beginning of year	$56,712	$—	$377,763	$39,232	$—	$473,707
Cash flows (used in) from operating activities	(109,788)	—	20,014	(42,227)	—	(132,001)
Cash flows used in investing activities	(255,010)	—	(920,333)	(137,530)	776,683	(536,190)
Cash flows from financing activities	502,896	—	564,406	155,394	(776,683)	446,013
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,491)	212	—	(1,279)

Cash and cash equivalents, end of year	$194,810	$—	$40,359	$15,081	$—	$250,250

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PREDECESSOR COMPANY

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2000
(in thousands)

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$244,108	$79,717	$—	$323,825

Operating expenses
Cost of revenues	81	—	142,016	36,546	—	178,643
Selling, general and administrative	32,488	—	183,603	58,894	—	274,985
Depreciation and amortization	3,297	—	103,484	46,245	(362)	152,664

	35,866	—	429,103	141,685	(362)	606,292

Operating loss	(35,866)	—	(184,995)	(61,968)	362	(282,467)

Other income (expense)
Interest expense	(219,769)	—	(33,245)	(17,217)	32,488	(237,743)
Interest income	3,852	—	39,870	1,626	(23,254)	22,094
Realized gains on investments	239,467	—	—	—	—	239,467
Foreign currency transaction losses, net	—	—	(9,983)	(809)	—	(10,792)
Equity in losses of affiliates	(342,051)	—	(108)	—	308,723	(33,436)
Minority interest in losses of subsidiaries	—	—	6,504	—	—	6,504
Other income (expense), net	9,283	—	(2,254)	(778)	—	6,251

	(309,218)	—	784	(17,178)	317,957	(7,655)

Loss from continuing operations before income tax (provision) benefit	(345,084)	—	(184,211)	(79,146)	318,319	(290,122)
Income tax (provision) benefit	(72,122)	—	5,272	(810)	—	(67,660)

Net loss from continuing operations	(417,206)	—	(178,939)	(79,956)	318,319	(357,782)
Discontinued operations:
Loss from operations of Nextel Philippines	—	—	—	(59,973)	—	(59,973)
Income tax benefit	—	—	—	549	—	549

Loss from discontinued operations	—	—	—	(59,424)	—	(59,424)

Net loss	$(417,206)	$—	$(178,939)	$(139,380)	$318,319	$(417,206)

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PREDECESSOR COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2000
(in thousands)

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents, beginning of year	$21,953	$—	$66,087	$11,988	$—	$100,028
Cash flows used in operating activities	(26,996)	—	(129,851)	(54,919)	—	(211,766)
Cash flows used in investing activities	(1,327,401)	—	(685,901)	(82,927)	1,317,547	(778,682)
Cash flows from financing activities	1,389,156	—	1,124,095	165,090	(1,317,547)	1,360,794
Effect of exchange rate changes on cash and cash equivalents	—	—	3,333	—	—	3,333

Cash and cash equivalents, end of year	$56,712	$—	$377,763	$39,232	$—	$473,707

NII HOLDINGS, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Allowance of	Charged to	Deductions	Balance at
	Beginning of	Acquired	Costs and	and Other	End
	Period	Companies(1)	Expenses	Adjustments(2)	of Period

Two Months Ended December 31, 2002
Allowance for doubtful accounts	$10,659	$—	$634	$(4,150)	$7,143

Reserve for inventory obsolescence	$5,669	$—	$149	$(280)	$5,538

Valuation allowance for deferred tax assets	$738,122	$—	$13,753	$(305,033)	$446,842

Ten Months Ended October 31, 2002
Allowance for doubtful accounts	$24,277	$—	$17,484	$(31,102)	$10,659

Reserve for inventory obsolescence	$9,370	$—	$3,884	$(7,585)	$5,669

Valuation allowance for deferred tax assets	$787,556	$—	$(158,191)	$108,757	$738,122

Accrued restructuring charges	$406	$—	$7,933	$(8,339)	$—

Year Ended December 31, 2001
Allowance for doubtful accounts	$22,163	$—	$40,902	$(38,788)	$24,277

Reserve for inventory obsolescence	$8,240	$—	$1,441	$(311)	$9,370

Valuation allowance for deferred tax assets	$395,272	$—	$411,793	$(19,509)	$787,556

Accrued restructuring charges	$—	$—	$5,230	$(4,824)	$406

Year Ended December 31, 2000
Allowance for doubtful accounts	$8,815	$6,221	$16,115	$(8,988)	$22,163

Reserve for inventory obsolescence	$4,368	$507	$3,632	$(267)	$8,240

Valuation allowance for deferred tax assets	$243,228	$—	$154,970	$(2,926)	$395,272

(1)	Represents allowance of majority-owned subsidiaries acquired during the year ended December 31, 2000.

(2)	Includes the impact of foreign currency translation adjustments and, for the two months ended December 31, 2002, the elimination of amounts related to Nextel Philippines.

EXHIBIT INDEX

      References to NII Holdings, Inc. refer to Nextel International, Inc., the former name of NII Holdings for periods before December 21, 2001. All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by NII Holdings, file number 0-32421, unless otherwise indicated.

Exhibit
Number	Description of Exhibits

2.1	Revised Third Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code for NII Holdings and NII Holdings (Delaware), Inc. (incorporated by reference to Exhibit 2.1 to NII Holdings’ Current Report on Form 8-K, filed on November 12, 2002).
3.1	Restated Certificate of Incorporation of NII Holdings (incorporated by reference to Exhibit 3.1 to NII Holdings’ Current Report on Form 8-K, filed on November 12, 2002).
3.2	Amended and Restated Bylaws of NII Holdings (incorporated by reference to Exhibit 3.2 to NII Holdings’ Current Report on Form 8-K, filed on November 12, 2002).
4.1	Indenture governing the 13% Senior Secured Discount Notes Due 2009 issued by NII Holdings (Cayman), Ltd., dated as of November 12, 2002, among NII Holdings (Cayman), Ltd., the Guarantors named therein and Wilmington Trust Company, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to NII Holdings’ Form 10-Q, filed on November 14, 2002).
4.2	Form of 13% Senior Secured Discount Notes (incorporated by reference to Exhibit A to Exhibit 4.1 to NII Holdings’ Form 10-Q, filed on November 14, 2002).
9.1	Form of Lock-up and Voting Agreement, by and between NII Holdings and each of Nextel Communications, Motorola Credit Corporation and certain members of the Ad Hoc Committee of Noteholders (incorporated by reference to Exhibit 10.52 to NII Holdings’ Form 10-Q, filed on August 14, 2002).
10.1	Subscriber Unit Purchase Agreement, dated as of July 23, 1999, by and between Motorola, Inc. and Comunicaciones Nextel de Mexico S.A. de C.V. (incorporated by reference to Exhibit 10.37 to NII Holdings’ Form 10-K, filed on March 30, 2000).
10.2	Subscriber Unit Purchase Agreement, dated July 23, 1999, by and between Motorola, Inc. and Nextel del Peru, S.A. (incorporated by reference to Exhibit 10.44 to NII Holdings’ Form 10-K, filed on March 30, 2000).
10.3	Subscriber Unit Purchase Agreement, dated as of August 4, 1999, by and between Motorola, Inc. and Infocom Communications Network, Inc. (incorporated by reference to Exhibit 10.43 to NII Holdings’ Form 10-K, filed on March 30, 2000).
10.4	Subscriber Unit Purchase Agreement, dated as of September 7, 1999, by and between Motorola Industrial LTDA and NII Holdings (incorporated by reference to Exhibit 10.39 to NII Holdings’ Form 10-K filed on March 30, 2000).
10.5	Subscriber Unit Purchase Agreement, dated as of September 7, 1999, by and between Motorola, Inc. and NII Holdings (incorporated by reference to Exhibit 10.40 to NII Holdings’ Form 10-K, filed on March 30, 2000).
10.6	Form of iDEN Infrastructure Equipment Supply Agreement dated August 14, 2000 by and between NII Holdings, Motorola, Inc. and each of Nextel Telecommunicacoes Ltda., Nextel Argentina S.R.L., Nextel de Mexico, S.A. de C.V., Nextel del Peru, S.A. and Nextel Communications Philippines, Inc. (incorporated by reference to Exhibit 10.2 to NII Holdings’ Form 8-K, filed on December 22, 2000).
10.7	Form of iDEN Installation Services Agreement, dated August 14, 2000 by and between NII Holdings, Motorola, Inc. and each of Nextel, Telecomunicações Ltda., Nextel Argentina S.R.L., Nextel de Mexico, S.A. de C.V., Nextel del Peru, S.A. and Nextel Communications Philippines, Inc. (incorporated by reference to Exhibit 10.1 to NII Holdings’ Form 8-K, filed on December 22, 2000).

Exhibit
Number	Description of Exhibits

10.8	Form of Amendment 001 to iDEN Infrastructure Supply Agreement, dated as of December 1, 2000, between NII Holdings, Motorola, Inc. and each of Nextel Telecommunicacoes Ltda., Nextel Argentina S.R.L., Nextel de Mexico, S.A. de C.V., Nextel del Peru, S.A. and Nextel Communications Philippines, Inc. (incorporated by reference to Exhibit 10.3 to NII Holdings’ Amendment to the Form 10-K, filed on December 22, 2000).
10.9	iDEN® Infrastructure Minimum Purchase Commitment Agreement, effective as of January 1, 2001, by and between Motorola, Inc. by and through its Global Telecom Solutions Sector, Telecom Carrier Solutions Group and NII Holdings (incorporated by reference to Exhibit 10.1 to NII Holdings’ Form 8-K, filed on February 22, 2001).
10.10	Second Amended and Restated Equipment Financing Agreement, dated as of November 12, 2002, between Nextel Telecomunicacoes, Ltda., Motorola Credit Corporation and Citibank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.10 to NII Holdings’ Form S-1, File No. 333-102077, filed on December 20, 2002).
10.11	Master Equipment Financing Agreement, dated as of November 12, 2002, by and between NII Holdings (Cayman), Nextel del Peru, S.A., Teletransportes Integrales, S.A. de C.V., the Lenders named therein, Motorola Credit Corporation, as Administrative Agent, and Citibank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.11 to NII Holdings’ Form S-1, File No. 333-102077, filed on December 20, 2002).
10.12	Third Amended and Restated Trademark License Agreement, dated as of November 12, 2002, between Nextel Communications, Inc. and NII Holdings (incorporated by reference to Exhibit 10.12 to NII Holdings’ Form S-1, File No. 333-102077, filed on December 20, 2002).
10.13	Form of Amendment 002 to iDEN Infrastructure Supply Agreement, dated December 1, 2000, between NII Holdings, Motorola, Inc., and each of Comunicaciones Nextel de México, S.A. de C.V., Nextel Telecomunicacões Ltda., Nextel Argentina S.R.L., Nextel del Peru, S.A. and Nextel Communications Philippines, Inc. (incorporated by reference to Exhibit 10.47 to NII Holdings’ Form 10-K, filed on March 29, 2002).
10.14	Amendment 003 to iDEN Infrastructure Equipment Supply Agreement, dated December 7, 2001, between NII Holdings, Motorola, Inc., Nextel Argentina, S.A., Nextel Telecomunicações Ltda., Comunicaciones Nextel de México, S.A. de C.V., Nextel del Peru S.A. and Nextel Communications Philippines, Inc. (incorporated by reference to Exhibit 10.48 to NII Holdings’ Form 10-K, filed on March 29, 2002).
10.15	Amendment 001 to iDEN Subscriber Supply Agreement, effective as of January 1, 2000, among NII Holdings, Motorola, Inc. and Nextel Communications, Inc. (incorporated by reference to Exhibit 10.49 to NII Holdings’ Form 10-K, filed on March 29, 2002).
10.16	Amendment 002 to iDEN Subscriber Supply Agreement, dated February 16, 2001, between NII Holdings and Motorola, Inc. (incorporated by reference to Exhibit 10.50 to NII Holdings’ Form 10-K, filed on March 29, 2002).
10.17	Amendment 003 to iDEN Subscriber Supply Agreement, dated December 10, 2001, between NII Holdings and Motorola, Inc. (incorporated by reference to Exhibit 10.51 to NII Holdings’ Form 10-K, filed on March 29, 2002).
10.18	Intercreditor Agreement, dated as of November 12, 2002, among NII Holdings, certain other borrowers, Motorola Credit Corporation, Wilmington Trust Company, and a collateral agent (incorporated by reference to Exhibit 10.18 to NII Holdings’ Form S-1, File No. 333-102077, filed on December 20, 2002).
10.19	Registration Rights Agreement, as of November 12, 2002, between NII Holdings and Eligible Holders (incorporated by reference to Exhibit 10.19 to NII Holdings’ Form S-1, File No. 333-102077, filed on December 20, 2002).

Exhibit
Number	Description of Exhibits

‡10.20	Management Incentive Plan, dated as of November 12, 2002 (incorporated by reference to Exhibit 99.1 to NII Holdings’ Registration Statement on Form S-8, filed on November 12, 2002).
10.21	Standstill Agreement, dated as of November 12, 2002, among NII Holdings, Nextel Communications, Inc. and certain other parties thereto (incorporated by reference to Exhibit 10.21 to NII Holdings’ Form S-1, File No. 333-102077, filed on December 20, 2002).
10.22 *	Spectrum Use and Build Out Agreement, dated as of November 12, 2002 (filed herewith).
21.1*	Subsidiaries of NII Holdings (filed herewith).
23.1*	Consent of Deloitte & Touche LLP (filed herewith).
99.1*	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
99.2*	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

‡	Indicates management compensatory arrangement.