Form 10-Q
period 2003-03-31
NII HOLDINGS INC
filed 2003-05-14
CIK 1037016

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-32421

NII HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	91-1671412
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10700 Parkridge Boulevard, Suite 600 Reston, Virginia (Address of Principal Executive Offices)	20191 (Zip Code)

Registrant’s Telephone Number, Including Area Code:

(703) 390-5100

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☑          No ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on May 2, 2003

Common Stock, $0.001 par value per share	20,252,599

INDEX
PART I -- FINANCIAL INFORMATION.
NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS As of March 31, 2003 and December 31, 2002 (in thousands) Unaudited
NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY For the Three Months Ended March 31, 2003 (in thousands) Unaudited
NII HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2003 (Successor Company) and 2002 (Predecessor Company) (in thousands) Unaudited
NII HOLDINGS, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements Unaudited
CONDENSED CONSOLIDATING BALANCE SHEET (Successor Company) As of March 31, 2003 (in thousands) Unaudited
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Successor Company) For the Three Months Ended March 31, 2003 (in thousands) Unaudited
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Successor Company) For the Three Months Ended March 31, 2003 (in thousands) Unaudited
CONDENSED CONSOLIDATING BALANCE SHEET (Successor Company) As of December 31, 2002 (in thousands) Unaudited
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Predecessor Company) For the Three Months Ended March 31, 2002 (in thousands) Unaudited
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Predecessor Company) For the Three Months Ended March 31, 2002 (in thousands) Unaudited
PART II -- OTHER INFORMATION.
SIGNATURE
CERTIFICATION
CERTIFICATION
EXHIBIT INDEX
Statement of Chief Executive Officer
Statement of Chief Financial Officer

NII HOLDINGS, INC. AND SUBSIDIARIES

INDEX

			Page

Part I	Financial Information.
	Item 1.	Financial Statements — Unaudited
		Condensed Consolidated Balance Sheets — As of March 31, 2003 and December 31, 2002	3
		Condensed Consolidated Statements of Operations and Comprehensive Loss — For the Three Months Ended March 31, 2003 (Successor Company) and 2002 (Predecessor Company)	4
		Condensed Consolidated Statement of Changes in Stockholders’ Equity — For the Three Months Ended March 31, 2003	5
		Condensed Consolidated Statements of Cash Flow — For the Three Months Ended March 31, 2003 (Successor Company) and 2002 (Predecessor Company)	6
		Notes to Condensed Consolidated Financial Statements	7
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
	Item 4.	Controls and Procedures	42

Part II	Other Information.
	Item 1.	Legal Proceedings	43
	Item 6.	Exhibits and Reports on Form 8-K	43

PART I — FINANCIAL INFORMATION.

Item 1. Financial Statements — Unaudited.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2003 and December 31, 2002
(in thousands)
Unaudited

	March 31,	December 31,
	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$285,616	$231,161
Restricted cash	7,814	—
Accounts receivable, less allowance for doubtful accounts of $8,235 and $7,143	101,750	100,953
Handset and accessory inventory, net	12,661	17,954
Prepaid expenses and other	49,262	45,535

Total current assets	457,103	395,603
Property, plant and equipment, net of accumulated depreciation of $4,944 and $5,038	263,097	230,208
Intangible assets, net of accumulated amortization of $5,930 and $6,429	180,258	200,098
Other assets	22,003	23,008

	$922,461	$848,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, accrued expenses and other	$193,119	$176,736
Deferred revenues	25,006	20,763
Accrued interest	4,870	2,587
Due to related parties	51,551	52,178

Total current liabilities	274,546	252,264
Long-term debt, including $368,138 and $365,991 due to related parties	486,684	432,157
Deferred income taxes	4,311	4,387
Deferred revenues and other	76,461	68,695

Total liabilities	842,002	757,503
Commitments and contingencies (Note 3)
Stockholders’ equity
Common stock, 20,253 shares issued and outstanding — 2003, 20,000 shares issued and outstanding — 2002	20	20
Paid-in capital	49,809	49,178
Retained earnings	51,985	42,566
Accumulated other comprehensive loss	(21,355)	(350)

Total stockholders’ equity	80,459	91,414

	$922,461	$848,917

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the Three Months Ended March 31, 2003 (Successor Company) and 2002 (Predecessor Company)
(in thousands, except per share amounts)
Unaudited

	Successor	Predecessor
	Company	Company

	March 31,	March 31,
	2003	2002

Operating revenues
Service and other revenues	$194,597	$187,023
Digital handset and accessory revenues	8,796	7,745

	203,393	194,768

Operating expenses
Cost of service (exclusive of depreciation shown separately below)	45,885	51,463
Cost of digital handset and accessory sales	28,247	26,567
Selling, general and administrative	72,011	90,846
Restructuring and other charges	—	5,222
Depreciation	8,646	14,252
Amortization	9,467	3,060

	164,256	191,410

Operating income	39,137	3,358

Other income (expense)
Interest expense	(13,920)	(79,809)
Interest income	1,933	1,572
Foreign currency transaction losses, net	(11,162)	(74,250)
Other expense, net	(1,966)	(2,002)

	(25,115)	(154,489)

Income (loss) from continuing operations before income tax provision	14,022	(151,131)
Income tax provision	(4,603)	(5,397)

Net income (loss) from continuing operations	9,419	(156,528)
Discontinued operations
Income from operations of Nextel Philippines	—	1,979
Income tax provision	—	—

Income from discontinued operations	—	1,979

Net income (loss)	$9,419	$(154,549)

Net income (loss) from continuing operations per common share, basic	$0.47	$(0.58)
Net income from discontinued operations per common share, basic	—	0.01

Net income (loss) per common share, basic	$0.47	$(0.57)

Net income (loss) from continuing operations per common share, diluted	$0.44	$(0.58)
Net income from discontinued operations per common share, diluted	—	0.01

Net income (loss) per common share, diluted	$0.44	$(0.57)

Weighted average number of common shares outstanding, basic	20,152	270,382

Weighted average number of common shares outstanding, diluted	21,308	270,382

Comprehensive loss, net of income tax
Foreign currency translation adjustment	$(19,283)	$26,132
Unrealized loss on cash flow hedge	(1,722)	—

Other comprehensive (loss) income	(21,005)	26,132
Net income (loss)	9,419	(154,549)

	$(11,586)	$(128,417)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2003
(in thousands)
Unaudited

					Accumulated
	Common Stock				Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance, January 1, 2003	20,000	$20	$49,178	$42,566	$(350)	$91,414
Net income	—	—	—	9,419	—	9,419
Other comprehensive loss	—	—	—	—	(21,005)	(21,005)
Exercise of stock options	253	—	631	—	—	631

Balance, March 31, 2003	20,253	$20	$49,809	$51,985	$(21,355)	$80,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2003 (Successor Company) and 2002 (Predecessor Company)
(in thousands)
Unaudited

	Successor	Predecessor
	Company	Company

	March 31,	March 31,
	2003	2002

Cash flows from operating activities
Net income (loss)	$9,419	$(154,549)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt financing costs and accretion of senior discount notes	6,363	49,578
Depreciation and amortization	18,113	17,356
Provision for losses on accounts receivable	2,266	12,157
Foreign currency transaction losses, net	11,162	71,479
Deferred income tax benefit	(76)	(454)
Stock-based compensation	—	53
Other, net	2,271	1,189
Change in assets and liabilities:
Accounts receivable	(686)	(3,113)
Handset and accessory inventory	3,349	8,797
Prepaid expenses and other assets	1,496	(15,579)
Accounts payable, accrued expenses and other	4,724	14,584
Proceeds from spectrum sharing agreement with Nextel Communications	6,044	—

Net cash provided by operating activities	64,445	1,498

Cash flows from investing activities
Capital expenditures	(50,595)	(71,685)
Payments for acquisitions, purchases of licenses and other	—	(654)

Net cash used in investing activities	(50,595)	(72,339)

Cash flows from financing activities
Proceeds from stock option exercises	631	—
Proceeds from towers financing transactions	50,169	—
Transfers to restricted cash	(7,814)	—
Repayments to Nextel Communications, net	—	(11,639)
Repayments under long-term credit facilities and other	—	(7,787)

Net cash provided by (used in) financing activities	42,986	(19,426)

Effect of exchange rate changes on cash and cash equivalents	(2,381)	(6,979)

Net increase (decrease) in cash and cash equivalents	54,455	(97,246)
Cash and cash equivalents, beginning of period	231,161	250,250

Cash and cash equivalents, end of period	$285,616	$153,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Unaudited

Note 1. Basis of Presentation

      Our unaudited condensed consolidated financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission. While they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, they reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for interim periods. All adjustments made were normal recurring accruals.

      You should read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our 2002 annual report on Form 10-K. You should not expect results of operations of interim periods to be an indication of the results for a full year.

      We refer to our results for 2002 that occurred prior to our emergence from reorganization as those of the “Predecessor Company” and results for 2003 as those of the “Successor Company.” As a result of our emergence from reorganization and the application of fresh-start accounting in accordance with AICPA Statement of Position 90-7, “Financial Reporting for Entities in Reorganization Under the Bankruptcy Code” on October 31, 2002, our condensed consolidated financial statements for periods ended subsequent to October 31, 2002 have been prepared for the Successor Company as a new entity with assets, liabilities and a capital structure having carrying values not comparable with that of the Predecessor Company.

      Restricted Cash. Restricted cash primarily represents cash held in escrow as collateral for our interest rate swap (see Note 2). Restricted cash is not available to fund any of the other cash needs of NII Holdings or any of our subsidiaries.

      Accumulated Other Comprehensive Loss.

	March 31,	December 31,
	2003	2002

	(in thousands)
Cumulative foreign currency translation adjustment	$(19,633)	$(350)
Unrealized loss on cash flow hedge	(1,722)	—

	$(21,355)	$(350)

      Supplemental Cash Flow Information.

	Successor	Predecessor
	Company	Company

	Three Months Ended
	March 31,

	2003	2002

	(in thousands)
Capital expenditures
Cash paid for capital expenditures, including capitalized interest	$50,595	$71,685
Changes in capital expenditures accrued and unpaid or financed	13,635	(2,419)

	64,230	69,266
Capital expenditures from discontinued operations	—	(1,025)

Capital expenditures from continuing operations	$64,230	$68,241

Interest costs
Interest expense	$13,920	$79,809
Interest capitalized	1,863	3,511

	$15,783	$83,320

Cash paid for interest, net of amounts capitalized	$5,274	$20,055

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

      Net Income (Loss) Per Share, Basic and Diluted. Basic net income (loss) per share includes no dilution and is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution of securities that could participate in our earnings. As presented for the three months ended March 31, 2002, our basic and diluted net income (loss) per share is based on the weighted average number of common shares outstanding during the period and does not include other potential common shares, including shares issuable upon exercise of stock options, since their effect would be antidilutive to our net loss.

      The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per share as disclosed in our consolidated statements of operations and comprehensive loss for the three months ended March 31, 2003:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share data)
Net income	$9,419
Basic net income per share:
Net income	$9,419	20,152	$0.47

Effect of dilutive securities:
Stock options	—	1,156

Diluted net income per share:
Net income	$9,419	21,308	$0.44

      Stock-Based Compensation. As of March 31, 2003, we had one stock-based employee compensation plan. We account for this plan under the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, to stock-based employee compensation.

	Successor	Predecessor
	Company	Company

	Three Months Ended
	March 31,

	2003	2002

	(in thousands, except
	per share data)
Net income (loss), as reported	$9,419	$(154,549)
Deduct:
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(181)	(7,173)

Pro forma net income (loss)	$9,238	$(161,722)

Net income (loss) per share:
Basic — as reported	$0.47	$(0.57)

Basic — pro forma	$0.46	$(0.60)

Diluted — as reported	$0.44	$(0.57)

Diluted — pro forma	$0.43	$(0.60)

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

      New Accounting Pronouncements. In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation, or FIN, No. 46, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 provides guidance related to identifying variable interest entities (previously known generally as special purpose entities or SPEs) and determining whether such entities should be consolidated. FIN No. 46 must be applied immediately to variable interest entities created, or interests in variable interest entities obtained, after January 31, 2003. For those variable interest entities created, or interests in variable interest entities obtained, on or before January 31, 2003, the guidance in FIN No. 46 must be applied in the first fiscal year or interim period beginning after June 15, 2003. We currently do not expect the adoption of FIN No. 46 will have a material impact on our financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting and reporting for derivative instruments, including embedded derivatives, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 to reflect the decisions made as part of the Derivatives Implementation Group (DIG) and in other FASB projects or deliberations. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. However, certain issues that have been already cleared by the FASB retain their respective effective dates. We are evaluating the impact of adopting SFAS No. 149 on our financial position and results of operations.

      Prior to January 2000, we recognized sales and the related costs of handsets sold when title and risk of loss passed to the customer. In January 2000, we changed our revenue and handset cost recognition policy in accordance with Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements.” From January 1, 2000 through October 31, 2002, we recognized revenue from handset sales on a straight-line basis over the expected customer relationship period of up to four years, starting when the customer took title. We accounted for the adoption of SAB No. 101 as a change in accounting principle effective January 1, 2000. As a result of our adoption of SAB No. 101, during the three months ended March 31, 2002, we recognized revenues of $0.8 million from digital handset sales and equal amounts of cost of revenues that are attributable to handset sales reported prior to 2000.

      Effective November 1, 2002, in connection with our adoption of fresh-start accounting in accordance with SOP 90-7, we implemented Emerging Issues Task Force, or EITF, Issue No. 00-21, “Accounting for Revenue Arrangement with Multiple Deliverables.” In addition, in connection with our application of purchase method accounting, we followed the guidance provided by EITF Issue No. 01-03, “Accounting in a Business Combination for Deferred Revenue of an Acquiree.” As a result of our implementation of EITF Issue 00-21, we now recognize all revenue from sales and related cost of sales of handsets when title and risk of loss pass to the customer. EITF Issue 01-03 requires an acquiring entity to recognize a liability related to deferred revenue of an acquired entity only if that deferred revenue represents a legal obligation assumed by the acquired entity. Handset sales revenue that we previously deferred under SAB No. 101 did not represent a legal performance obligation because delivery of title and risk of loss of the handset had occurred and no right of return existed. As a result, we did not recognize any deferred revenues or deferred cost of revenues related to prior period handset sales when we applied the purchase method of accounting. Therefore, effective November 1, 2002, we no longer recognize revenues from digital handset sales and an equal amount of cost of revenues that are attributable to handset sales reported in prior periods, including handset sales reported prior to 2000.

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

Note 2. Debt

	March 31,	December 31,
	2003	2002

	(in thousands)
13.0% senior secured discount notes due 2009, net of unamortized discount of $70,952 and $76,857.	$109,869	$103,964
International Motorola Equipment Financing Facility	225,000	225,000
Brazil Motorola Equipment Financing Facility	103,193	103,193
Tower Financing Obligations	48,622	—

	$486,684	$432,157

      Tower Financing Obligations. In December 2002, we announced the signing of a definitive agreement with American Tower Corporation for the sale and leaseback by certain of our subsidiaries of at least 535 communication towers in Mexico and Brazil for an aggregate purchase price of $100.0 million. Rental payments on such communication towers will be made in local currency. The transaction will close in stages subject to customary closing conditions. American Tower has also agreed to acquire, build or co-locate up to 250 additional cell sites to our incremental network build-out, of which at least 100 cell sites must be co-locations on American Tower’s existing towers. The remaining 150 cell sites, if not co-located on American Tower’s existing towers, will be part of a build-to-suit program, which is expected to be completed over the next three years.

      The first closing occurred in December 2002 under which our Mexican operating company sold 140 towers for proceeds of $26.2 million. Since we present the accounts of our foreign operating companies utilizing balances as of a date one month earlier than the accounts of our U.S. subsidiaries, the proceeds from the sale of these towers are reflected in our cash flows for the three months ended March 31, 2003.

      In January 2003, our Mexican operating company sold an additional 83 towers for $15.4 million in proceeds and, in February 2003, our Brazilian operating company sold 64 towers for $8.6 million in proceeds.

      As a result of provisions in the sale-leaseback agreement that provide for continuing involvement by us, we accounted for these tower sales as financing arrangements and therefore did not recognize gains from the sales. We have maintained the tower assets on our balance sheet and continued to depreciate them. We recognized the proceeds received as financing obligations that will be repaid through monthly rent payments over 15 years. Both the proceeds received and rent payments due are denominated in Mexican pesos for the Mexican transactions and in Brazilian reais for the Brazilian transactions. Our tower financing payments include the principal repayment and financing costs for the base rent and ground rent associated with towers that have been sold.

      Subsequent to the end of the first quarter, our Mexican operating company sold an additional 78 towers for $14.6 million in proceeds and our Brazilian operating company sold an additional 16 towers for $2.2 million in proceeds.

      Interest Rate Swap. We use derivative instruments to manage our exposure to changes in interest rates. We do not use derivative instruments for trading or other speculative purposes. The use of derivative instruments exposes us to market risk and credit risk. Market risk is the adverse effect that a change in interest rates has on the value of a financial instrument. We manage market risk associated with our derivative instruments by establishing and monitoring limits on the degree of risk that may be undertaken. This risk is also monitored regularly by senior management. While derivative instruments are subject to fluctuations in values, these fluctuations are generally offset by fluctuations in fair values or cash flows of the underlying hedged items. Credit risk is the risk of loss that the counterparty exposes us to in the event of nonperformance.

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

We mitigate credit risk by dealing only with counterparties that have at least an “A” rating from either Moody’s or Standard & Poor’s, and by setting exposure limits with each approved counterparty. We currently do not hedge assets or liabilities denominated in foreign currencies or foreign currency transactions.

      In February 2003, we entered into an interest rate swap to hedge our exposure to changes in interest rates on our $225.0 million variable interest rate international Motorola equipment financing facility. The interest rate swap hedges the variability in future cash flows of the facility caused by movements in six-month LIBOR. Under the interest rate swap, we agreed to exchange the difference between six-month LIBOR and a fixed interest rate, multiplied by a notional principal amount. The swap effectively converts our variable rate $225.0 million facility to a fixed borrowing at 7.99%.

      The interest rate swap qualifies as a cash flow hedge under SFAS No. 133 because the primary terms, including the principal and notional amount and the interest reset dates, of our Motorola facility and interest rate swap match. As a result, the unrealized gain or loss upon measuring the change in the swap at its fair value at each balance sheet date is recorded as a component of other comprehensive income or loss within stockholders’ equity and either a derivative instrument asset or liability is recorded on the balance sheet. The amount recorded as a component of other comprehensive income or loss will be reclassified into earnings as an adjustment to interest expense as the forecasted transactions (future interest payments) affect earnings. As of March 31, 2003, we recorded a cumulative unrealized loss of $1.7 million, representing the current fair value of the interest rate swap, in other comprehensive loss and a corresponding liability on our consolidated balance sheet.

Note 3. Contingencies

      Brazilian Contingencies. Nextel Brazil has received tax assessment notices from state and federal Brazilian tax authorities asserting deficiencies in tax payments related primarily to value added taxes and import duties based on the classification of equipment and services. Nextel Brazil has filed various petitions disputing these assessments. In some cases Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases Nextel Brazil’s petitions have been denied and Nextel Brazil is currently appealing those decisions. Nextel Brazil is also disputing certain non-tax related claims. Additionally, Nextel Brazil has filed a lawsuit against the Brazilian government disputing the legality of an increase in certain social contribution tax rates. Nextel Brazil believes it has appropriately reserved for probable losses related to these tax and non-tax matters in accordance with SFAS No. 5, “Accounting for Contingencies.” Additionally, we estimate the range of possible losses related to these tax and non-tax matters to be between $27.0 million and $31.0 million. From time to time, Nextel Brazil may also receive additional tax assessment or claim notices of a similar nature. Although we cannot currently reasonably estimate a range of possible losses relating to these unasserted assessments or claims, we continue to evaluate the likelihood of possible losses, if any.

      Legal Proceedings. We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business or results of operations. In addition, some of our competitors and others are currently challenging in administrative or judicial proceedings the validity of some of our licenses or the scope of services we provide under those licenses, particularly in Mexico and Chile. While we believe that our licenses are valid and that our services are within the scope of our licenses, any revocation of our licenses or limitation of our services would adversely affect our business.

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

Note 4.  Segment Reporting

      We operate in four reportable segments: (1) Mexico, (2) Brazil, (3) Peru and (4) Argentina. The operations of all other businesses that fall below the segment reporting thresholds are included in the “Corporate and other” segment below. This segment includes our Chilean operating companies, our corporate operations in the U.S. and our Cayman entity that issued our senior secured discount notes. We evaluate the performance of these segments and allocate resources to them based on earnings before interest, taxes, depreciation and amortization and other charges, such as reorganization items and impairment, restructuring and other charges.

					Corporate	Intercompany
	Mexico	Brazil	Peru	Argentina	and other	Eliminations	Consolidated

	(in thousands)
Three Months Ended March 31, 2003
(Successor Company)
Operating revenues	$126,434	$33,674	$22,693	$20,335	$390	$(133)	$203,393

Segment earnings (losses)	$50,061	$3,485	$5,653	$6,464	$(8,413)	$—	$57,250
Depreciation and amortization	(16,014)	(556)	(844)	(590)	(109)	—	(18,113)

Operating income (loss)	34,047	2,929	4,809	5,874	(8,522)	—	39,137
Interest expense	(3,655)	(2,231)	(535)	—	(7,788)	289	(13,920)
Interest income	751	604	7	96	764	(289)	1,933
Foreign currency transaction (losses) gains, net	(14,289)	2,134	126	884	(17)	—	(11,162)
Other income (expense), net	176	(71)	(75)	7,191	(7,077)	(2,110)	(1,966)

Income (loss) from continuing operations before income tax	$17,030	$3,365	$4,332	$14,045	$(22,640)	$(2,110)	$14,022

Capital expenditures from continuing operations	$48,887	$4,684	$5,928	$3,846	$885	$—	$64,230

Three Months Ended March 31, 2002
(Predecessor Company)
Operating revenues	$97,626	$47,280	$19,867	$29,642	$435	$(82)	$194,768

Segment earnings (losses)	$26,869	$(1,297)	$4,963	$3,834	$(8,477)	$—	$25,892
Restructuring and other charges	—	(527)	(23)	(942)	(3,730)	—	(5,222)
Depreciation and amortization	(11,203)	(3,020)	(1,176)	(562)	(1,720)	369	(17,312)

Operating income (loss)	15,666	(4,844)	3,764	2,330	(13,927)	369	3,358
Interest expense	(2,341)	(8,356)	(803)	(2,898)	(69,667)	4,256	(79,809)
Interest income	46	6,796	6	4	2,857	(8,137)	1,572
Foreign currency transaction (losses) gains, net	(161)	3,162	(262)	(77,253)	67	197	(74,250)
Other (expense) income, net	(621)	(559)	(187)	(647)	12	—	(2,002)

Income (loss) from continuing operations before income tax	$12,589	$(3,801)	$2,518	$(78,464)	$(80,658)	$(3,315)	$(151,131)

Capital expenditures from continuing operations	$40,634	$13,174	$7,188	$7,012	$233	$—	$68,241

March 31, 2003
Property, plant and equipment, net	$228,604	$7,755	$18,083	$9,404	$1,016	$(1,765)	$263,097

Identifiable assets	$596,280	$85,700	$66,966	$52,385	$122,895	$(1,765)	$922,461

December 31, 2002
Property, plant and equipment, net	$207,922	$4,433	$12,668	$4,599	$241	$345	$230,208

Identifiable assets	$534,931	$73,353	$63,428	$39,576	$137,284	$345	$848,917

Note 5.  Condensed Consolidating Financial Information

      In preparing our condensed consolidating financial information, we present our non-guarantor subsidiary of Nextel Mexico using the equity method. Accordingly, our unaudited consolidated financial statements do not agree to our unaudited condensed consolidating financial information.

CONDENSED CONSOLIDATING BALANCE SHEET

(Successor Company)
As of March 31, 2003
(in thousands)
Unaudited

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)(1)	Subsidiaries(2)	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$18,972	$122,753	$118,586	$25,305	$—	$285,616
Restricted cash	7,814	—	—	—		7,814
Accounts receivable, net	65	—	92,260	9,278	—	101,603
Handset and accessory inventory, net	—	—	10,621	2,040	—	12,661
Prepaid expenses and other	3	129	43,047	4,209	—	47,388

Total current assets	26,854	122,882	264,514	40,832	—	455,082
Property, plant and equipment, net	386	—	254,896	9,580	(1,765)	263,097
Investments in and advances to affiliates	128,484	106,770	467,391	159	(574,331)	128,473
Intangible assets, net	154	—	33,275	2,682	—	36,111
Other assets	564	2,646	18,177	570	—	21,957

	$156,442	$232,298	$1,038,253	$53,823	$(576,096)	$904,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, accrued expenses and other	$26,739	$669	$147,053	$18,658	$—	$193,119
Deferred revenues	—	—	22,165	2,841	—	25,006
Accrued interest	—	1,196	3,674	—	—	4,870
Due to related parties	37,568	42,466	329,131	2,899	(378,254)	33,810

Total current liabilities	64,307	44,331	502,023	24,398	(378,254)	256,805
Long-term debt	—	179,869	306,815	—	—	486,684
Deferred income taxes	154	—	3,842	315	—	4,311
Deferred revenues and other	11,522	—	64,939	—	—	76,461

Total liabilities	75,983	224,200	877,619	24,713	(378,254)	824,261

Total stockholders’ equity	80,459	8,098	160,634	29,110	(197,842)	80,459

	$156,442	$232,298	$1,038,253	$53,823	$(576,096)	$904,720

(1)	NII Holdings (Cayman), Ltd. is the issuer of our senior secured discount notes due 2009.

(2)	This category represents our subsidiaries that have provided guarantees of the obligations of NII Holdings (Cayman), Ltd. under our senior secured discount notes due 2009.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Successor Company)

For the Three Months Ended March 31, 2003
(in thousands)
Unaudited

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$178,492	$20,725	$(133)	$199,084

Operating expenses
Cost of revenues (exclusive of depreciation shown separately below)	—	—	67,439	6,826	(133)	74,132
Selling, general and administrative	7,655	—	52,400	7,977	—	68,032
Depreciation	75	—	8,133	438	—	8,646
Amortization	—	—	7,892	178	—	8,070

	7,730	—	135,864	15,419	(133)	158,880

Operating (loss) income	(7,730)	—	42,628	5,306	—	40,204

Other income (expense)
Interest expense	—	(7,015)	(6,801)	(15)	289	(13,542)
Interest income	36	383	1,583	98	(289)	1,811
Foreign currency transaction (losses) gains, net	—	—	(12,029)	867	—	(11,162)
Equity in income (losses) of affiliates	17,135	(3,341)	13,004	—	(28,223)	(1,425)
Other (expense) income, net	—	—	(6,947)	7,193	(2,110)	(1,864)

	17,171	(9,973)	(11,190)	8,143	(30,333)	(26,182)

Income (loss) before income tax provision	9,441	(9,973)	31,438	13,449	(30,333)	14,022
Income tax provision	(22)	—	(4,112)	(469)	—	(4,603)

Net income (loss)	$9,419	$(9,973)	$27,326	$12,980	$(30,333)	$9,419

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Successor Company)

For the Three Months Ended March 31, 2003

(in thousands)
Unaudited

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents, beginning of period	$9,811	$122,499	$81,156	$17,695	$—	$231,161
Cash flows (used in) from operating activities	(8,143)	254	63,655	8,679	—	64,445
Cash flows used in investing activities	(1,044)	—	(48,645)	(3,522)	2,616	(50,595)
Cash flows from financing activities	18,348	—	26,532	722	(2,616)	42,986
Effect of exchange rate changes on cash and cash equivalents	—	—	(4,112)	1,731	—	(2,381)

Cash and cash equivalents, end of period	$18,972	$122,753	$118,586	$25,305	$—	$285,616

CONDENSED CONSOLIDATING BALANCE SHEET

(Successor Company)
As of December 31, 2002
(in thousands)
Unaudited

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)(1)	Subsidiaries(2)	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$9,811	$122,499	$81,156	$17,695	$—	$231,161
Accounts receivable, net	56	—	94,168	6,729	—	100,953
Handset and accessory inventory, net	—	—	15,255	2,699	—	17,954
Prepaid expenses and other	3	—	37,578	5,944	—	43,525

Total current assets	9,870	122,499	228,157	33,067	—	393,593
Property, plant and equipment, net	115	—	225,115	4,633	345	230,208
Investments in and advances to affiliates	134,280	89,463	463,315	149	(558,546)	128,661
Intangible assets, net	154	—	51,585	2,682	—	54,421
Other assets	502	2,756	19,176	555	—	22,989

	$144,921	$214,718	$987,348	$41,086	$(558,201)	$829,872

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable, accrued expenses and other	$26,993	$750	$131,524	$16,892	$—	$176,159
Deferred revenues	—	—	20,629	134	—	20,763
Accrued interest	—	—	2,587	—	—	2,587
Due to related parties	16,560	42,581	344,315	122,409	(492,155)	33,710

Total current liabilities	43,553	43,331	499,055	139,435	(492,155)	233,219
Long-term debt	—	173,964	258,193	—	—	432,157
Deferred income taxes	154	—	3,964	269	—	4,387
Deferred revenues and other	9,800	—	58,895	—	—	68,695

Total liabilities	53,507	217,295	820,107	139,704	(492,155)	738,458

Total stockholders’ equity (deficit)	91,414	(2,577)	167,241	(98,618)	(66,046)	91,414

	$144,921	$214,718	$987,348	$41,086	$(558,201)	$829,872

(1)	NII Holdings (Cayman), Ltd. is the issuer of our senior secured discount notes due 2009.

(2)	This category represents our subsidiaries that have provided guarantees of the obligations of NII Holdings (Cayman), Ltd. under our senior secured discount notes due 2009.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Predecessor Company)
For the Three Months Ended March 31, 2002
(in thousands)
Unaudited

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$162,947	$30,077	$(82)	$192,942

Operating expenses
Cost of revenues (exclusive of depreciation shown separately below)	—	—	68,486	9,626	(82)	78,030
Selling, general and administrative	7,047	—	64,195	17,391	—	88,633
Restructuring and other charges	3,730	—	550	942	—	5,222
Depreciation	1,383	—	12,830	408	(369)	14,252
Amortization	—	—	734	174	—	908

	12,160	—	146,795	28,541	(451)	187,045

Operating (loss) income	(12,160)	—	16,152	1,536	369	5,897

Other income (expense)
Interest expense	(69,666)	—	(11,236)	(2,899)	4,256	(79,545)
Interest income	2,837	—	6,720	7	(8,137)	1,427
Foreign currency transaction gains (losses), net	38	—	2,736	(77,224)	197	(74,253)
Equity in losses of affiliates	(73,243)	—	(2,700)	—	73,243	(2,700)
Other expense, net	—	—	(1,322)	(635)	—	(1,957)

	(140,034)	—	(5,802)	(80,751)	69,559	(157,028)

(Loss) income from continuing operations before income tax provision	(152,194)	—	10,350	(79,215)	69,928	(151,131)
Income tax provision	(2,355)	—	(2,532)	(510)	—	(5,397)

Net (loss) income from continuing operations	(154,549)	—	7,818	(79,725)	69,928	(156,528)
Discontinued operations:
(Loss) income from operations of Nextel Philippines	—	—	—	(1,502)	3,481	1,979
Income tax provision	—	—	—	—	—	—

(Loss) income from discontinued operations	—	—	—	(1,502)	3,481	1,979

Net (loss) income	$(154,549)	$—	$7,818	$(81,227)	$73,409	$(154,549)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Predecessor Company)
For the Three Months Ended March 31, 2002
(in thousands)
Unaudited

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents, beginning of period	$194,810	$—	$40,359	$15,081	$—	$250,250
Cash flows (used in) from operating activities	(3,702)	—	6,844	(1,644)	—	1,498
Cash flows used in investing activities	(67,799)	—	(59,500)	(12,340)	67,300	(72,339)
Cash flows (used in) from financing activities	(13,011)	—	43,655	17,230	(67,300)	(19,426)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,052)	(4,927)	—	(6,979)

Cash and cash equivalents, end of period	$110,298	$—	$29,306	$13,400	$—	$153,004

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

      The following is a discussion and analysis of:

•	our consolidated financial condition and results of operations for the three-month periods ended March 31, 2003 and 2002; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.

      You should read this discussion in conjunction with our 2002 annual report on Form 10-K, including, but not limited to, the discussion regarding our critical accounting judgments, as described below. Historical results may not indicate future performance. See “Forward Looking Statements” for risks and uncertainties that may impact our future performance.

      The accounts of our consolidated non-U.S. operating companies are presented utilizing balances as of a date one month earlier than the accounts of our U.S. subsidiaries to ensure timely reporting of consolidated results. As a result, the financial position and results of operations of each of our operating companies in Mexico, Brazil, Peru, Argentina and Chile are presented as of and for the three months ended February 28. In contrast, financial information relating to our U.S. subsidiaries and our non-operating non-U.S. subsidiaries is presented as of and for the three months ended March 31. Information provided in the table below regarding digital handsets in commercial service for all markets is presented as of March 31.

Critical Accounting Judgments

      The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and related notes for the period presented. Due to the inherent uncertainty involved in making those estimates, actual results to be reported in future periods could differ from those estimates.

      We consider the following accounting policies to be the most important to our financial position and results of operations or policies that require us to exercise significant judgment and/or estimates:

      • revenue recognition;

      • allowance for doubtful accounts;

      • valuation of long-lived assets;

      • depreciation of property, plant and equipment;

      • amortization of intangible assets;

      • foreign currency;

      • loss contingencies; and

      • stock-based compensation.

      A description of these policies is included in our 2002 annual report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Business Overview

      We provide digital wireless communication services targeted at meeting the needs of business customers through operating companies located in selected Latin American markets. Our principal operations are in major business centers and related transportation corridors of Mexico, Brazil, Peru and Argentina. We also provide analog specialized mobile radio services in Mexico, Brazil and Peru, as well as in Chile. Our markets are generally characterized by high population densities and, we believe, a concentration of the country’s business users and economic activity. In addition, vehicle traffic congestion, low landline penetration and unreliability of the land-based telecommunications infrastructure encourage the use of mobile wireless communications services in these areas.

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

      The table below provides an overview of our total digital handsets in commercial service as of March 31, 2003 and 2002 for all of our markets except for Chile, where we do not currently operate a digital mobile network. For purposes of the table, total digital handsets in commercial service represent all digital handsets in use on the digital mobile networks in each of the listed countries.

	Total Digital Handsets In
	Commercial Service

	March 31,	March 31,
Country	2003	2002

	(in thousands)
Mexico	553	423
Brazil	375	431
Argentina	222	185
Peru	136	117

Total	1,286	1,156

Recent Developments

      Communication Towers Sale-Leaseback. In December 2002, we announced the signing of a definitive agreement with American Tower Corporation for the sale and leaseback by certain of our subsidiaries of at least 535 communication towers in Mexico and Brazil for an aggregate purchase price of $100.0 million. Rental payments on such communication towers will be made in local currency. The transaction will close in stages subject to customary closing conditions. American Tower has also agreed to acquire, build or co-locate up to 250 additional cell sites to our incremental network build-out, of which at least 100 cell sites must be co-locations on American Tower’s existing towers. The remaining 150 cell sites, if not co-located on American Tower’s existing towers, will be part of a build-to-suit program, which is expected to be completed over the next three years.

      The first closing occurred in December 2002 under which our Mexican operating company sold 140 towers for proceeds of $26.2 million. Since we present the accounts of our foreign operating companies utilizing accounts as of a date one month earlier than the accounts of our U.S. subsidiaries, the proceeds from the sale of these towers are reflected in our cash flows for the three months ended March 31, 2003.

      In January 2003, our Mexican operating company sold an additional 83 towers for $15.4 million in proceeds and, in February 2003, our Brazilian operating company sold 64 towers for $8.6 million in proceeds.

      As a result of provisions in the sale-leaseback agreement that provide for continuing involvement by us, we accounted for these tower sales as financing arrangements and therefore did not recognize gains from the sales. We have maintained the tower assets on our balance sheet and continued to depreciate them. We recognized the proceeds received as financing obligations that will be repaid through monthly rent payments over 15 years. Both the proceeds received and rent payments due are denominated in Mexican pesos for the Mexican transactions and Brazilian reais for the Brazilian transactions. Our tower financing payments include the principal repayment financing costs for the base rent and ground rent associated with towers that have been sold.

      Subsequent to the end of the first quarter, our Mexican operating company sold an additional 78 towers for $14.6 million in proceeds and our Brazilian operating company sold an additional 16 towers for $2.2 million in proceeds.

Results of Operations

      Operating revenues primarily consist of wireless service revenues and revenues generated from the sale of digital handsets and accessories. Service revenues primarily include fixed monthly access charges for digital mobile telephone service and digital two-way radio and other services, revenues from calling party pays programs and variable charges for airtime and digital two-way radio usage in excess of plan minutes and local and long distance charges derived from calls placed by our customers.

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

      Effective November 1, 2002, we revised our revenue recognition policy for handset sales as a result of our adoption of Emerging Issues Task Force, or EITF, Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” As a result, we now recognize all revenue from sales and related cost of sales of handsets when title and risk of loss pass to the customer. This change did not impact our operating income for the three months ended March 31, 2003 and will not change operating income in future periods.

      Our operating revenues and the variable component of our cost of handset and accessory sales are primarily driven by the number of digital handsets in service and not necessarily by the number of customers, as one customer may purchase one or many digital handsets.

      Selling and marketing expenses include all of the marketing, sales and fulfillment expenses related to acquiring customers and provisioning digital wireless service. General and administrative expenses include expenses related to billing, customer care, collections including bad debt, management information systems, and corporate overhead.

      Our financial results for the three months ended March 31, 2002 represent operating results prior to our filing for and emergence from bankruptcy, which we refer to as those of the “Predecessor Company,” and our financial results for the three months ended March 31, 2003 represent operating results after our emergence from bankruptcy, which we refer to as those of the “Successor Company,” reflecting the application of fresh-start accounting that resulted from our Chapter 11 reorganization.

a. Consolidated

	Successor	% of	Predecessor	% of	Change from
	Company	Consolidated	Company	Consolidated	Previous Year
	March 31,	Operating	March 31,	Operating
	2003	Revenues	2002	Revenues	Dollars	Percent

	(dollars in thousands)
Operating revenues
Service and other revenues	$194,597	96%	$187,023	96%	$7,574	4%
Digital handset and accessory revenues	8,796	4%	7,745	4%	1,051	14%

	203,393	100%	194,768	100%	8,625	4%

Cost of revenues
Cost of service (exclusive of depreciation shown separately below)	(45,885)	(22)%	(51,463)	(26)%	5,578	(11)%
Cost of digital handset and accessory sales	(28,247)	(14)%	(26,567)	(14)%	(1,680)	6%

	(74,132)	(36)%	(78,030)	(40)%	3,898	(5)%

Gross margin	129,261	64%	116,738	60%	12,523	11%
Selling and marketing expenses	(27,342)	(13)%	(35,296)	(18)%	7,954	(23)%
General and administrative expenses	(44,669)	(23)%	(55,550)	(28)%	10,881	(20)%
Restructuring and other charges	—	—	(5,222)	(3)%	5,222	(100)%
Depreciation and amortization	(18,113)	(9)%	(17,312)	(9)%	(801)	5%

Operating income	39,137	19%	3,358	2%	35,779	NM
Interest expense	(13,920)	(7)%	(79,809)	(41)%	65,889	(83)%
Interest income	1,933	1%	1,572	1%	361	23%
Foreign currency transaction losses, net	(11,162)	(5)%	(74,250)	(38)%	63,088	(85)%
Other expense, net	(1,966)	(1)%	(2,002)	(1)%	36	(2)%

Income (loss) from continuing operations before income tax provision	14,022	7%	(151,131)	(77)%	165,153	(109)%
Income tax provision	(4,603)	(2)%	(5,397)	(3)%	794	(15)%

Income (loss) from continuing operations	9,419	5%	(156,528)	(80)%	165,947	(106)%
Income from discontinued operations	—	—	1,979	1%	(1,979)	(100)%

Net income (loss)	$9,419	5%	$(154,549)	(79)%	$163,968	(106)%

NM-Not Meaningful

1. Operating revenues

      The $8.6 million, or 4%, increase in consolidated operating revenues from the three months ended March 31, 2002 to the three months ended March 31, 2003 is mainly due to a $7.6 million, or 4%, increase in consolidated service and other revenues from $187.0 million for the three months ended March 31, 2002 to $194.6 million for the three months ended March 31, 2003. This increase resulted from an 8% increase in average consolidated digital handsets in service and an increase in average revenues per handset resulting from higher priced service plans in some of our markets, partially offset by the impact of a 51% depreciation of the Argentine peso, a 33% depreciation of the Brazilian real and a 13% depreciation of the Mexican peso against the U.S. dollar from the three months ended March 31, 2002 to the same period in 2003.

2. Cost of revenues

      The $3.9 million, or 5%, decrease in consolidated cost of revenues from the three months ended March 31, 2002 to the three months ended March 31, 2003 is mainly due to a $5.6 million, or 11%, decrease in cost of service from $51.5 million for the three months ended March 31, 2002 to $45.9 million for the three months ended March 31, 2003, primarily due to the impact of the depreciation of the Argentine peso, the Brazilian real and the Mexican peso, partially offset by increases in cost of service in Mexico and Peru due to increases in the average number of digital handsets in service in these markets.

      The decrease in consolidated cost of service was partially offset by a $1.7 million, or 6%, increase in consolidated cost of digital handset and accessory sales from $26.6 million for the three months ended

March 31, 2002 to $28.2 million for the three months ended March 31, 2003 as a result of the change in accounting for digital handset revenue and cost of digital handset sales that we implemented in the fourth quarter of 2002.

3. Selling and marketing expenses

      The $8.0 million, or 23%, decrease in consolidated selling and marketing expenses from the three months ended March 31, 2002 to the three months ended March 31, 2003 is a result of the following:

•	a $5.3 million decrease in commissions and related sales costs, including a $3.0 million, or 23%, decrease in direct commissions and payroll costs, and a $2.3 million, or 20%, decrease in commissions earned by our indirect dealers and distributors, both resulting from the impact of the depreciation of the Argentine peso, the Brazilian real and the Mexican peso and a decline in payroll costs due to a decrease in internal sales forces across most of our markets; and

•	a $2.7 million, or 25%, decrease in advertising and other marketing costs, primarily due to the impact of the depreciation of the Argentine peso, the Brazilian real and the Mexican peso and our continued shift to fewer and less expensive advertising campaigns.

4. General and administrative expenses

      The $10.9 million, or 20%, decrease in consolidated general and administrative expenses from the three months ended March 31, 2002 to the three months ended March 31, 2003 is a result of the following:

•	a $3.2 million, or 36%, decrease in information technology expenses, partially due to our continued cash conservation initiatives, and a $0.6 million, or 5%, decrease in billing, collection, customer retention and customer care activities, primarily as a result of the depreciation of the Argentine peso, the Brazilian real, and the Mexican peso, partially offset by higher expenses due to an increase in customer care personnel to support a larger customer base; and

•	a $9.5 million, or 81%, decrease in bad debt expense, which decreased as a percentage of consolidated operating revenues from 6.0% for the three months ended March 31, 2002 to 1.1% for the three months ended March 31, 2003, primarily due to improved collections procedures across all of our markets, higher bad debt reserves recognized during the three months ended March 31, 2002 as a result of uncertainty surrounding our restructuring activities and its impact on our collections and the depreciation of the Argentine peso, the Brazilian real, and the Mexican peso.

These decreases were partially offset by a $2.4 million or 10% increase in general corporate expenses as a result of an increase in facilities and administration expenses and legal expenses that Nextel Mexico incurred in connection with its continuing efforts to resolve an ongoing telecommunications tax dispute.

5. Restructuring and other charges

      During the three months ended March 31, 2002, we recorded $5.2 million in restructuring and other charges related to workforce reductions in some of our markets and legal fees related to our debt restructuring. We did not incur any restructuring or other charges during the three months ended March 31, 2003.

6. Depreciation and amortization

      The $0.8 million, or 5%, increase in consolidated depreciation and amortization from the three months ended March 31, 2002 to the three months ended March 31, 2003 is primarily due to the application of fresh-start accounting on October 31, 2002, under which we recognized customer base and trade-name assets. The recognition of customer bases and the comparatively short useful lives of these assets substantially increased amortization expense during the three months ended March 31, 2003 as compared to the same period in 2002. The increase in amortization was partially offset by a decrease in depreciation due to fixed asset write-downs of $148.6 million as a result of the application of fresh-start accounting, under which we substantially reduced the cost bases of our fixed assets, which resulted in less depreciation during the three months ended March 31, 2003 compared to the same period in 2002.

7. Interest expense

      The $65.9 million, or 83%, decrease in consolidated interest expense from the three months ended March 31, 2002 to the three months ended March 31, 2003 is primarily due to the extinguishment of our senior redeemable notes, the repurchase of our Argentine credit facilities and the repayment of our international Motorola incremental equipment financing facility, all as a result of the effectiveness of our plan of reorganization in November 2002. The overall decrease in interest expense was partially offset by accreted interest on our new senior secured discount notes due in 2009 and interest expense incurred on our financing transactions in Mexico and Brazil recorded in the first quarter of 2003.

8. Interest income

      The $0.4 million, or 23%, increase in consolidated interest income from the three months ended March 31, 2002 to the three months ended March 31, 2003 is due to an increase in average consolidated cash balances over the same period.

9. Foreign currency transaction losses, net

      The $63.1 million, or 85%, decrease in net foreign currency transaction losses from $74.3 million for the three months ended March 31, 2002 to $11.2 million for the three months ended March 31, 2003 is primarily due to the reduction of U.S. dollar-denominated exposures in Nextel Argentina as a result of our repurchase of its long-term credit facilities during the fourth quarter of 2002, partially offset by net foreign currency transaction losses that Nextel Mexico recorded during the three months ended March 31, 2003 as a result of the impact of the depreciation of the Mexican peso on its U.S. dollar-based debt, primarily its portion of our international Motorola equipment financing facility.

10. Other expense, net

      The decrease in other expense, net, from the three months ended March 31, 2002 to the three months ended March 31, 2003 is primarily the result of a decrease in other non-operating expenses.

11. Income tax provision

      The decrease in the income tax provision from the three months ended March 31, 2002 to the three months ended March 31, 2003 is primarily due to a decrease in federal income tax expense due to a decrease in interest income on intercompany loans and a decrease in withholding taxes in our markets, partially offset by an increase in income taxes in Mexico due to the full utilization of net operating loss carryforwards in 2002.

12. Income from discontinued operations

      In November 2002, we sold our remaining direct and indirect ownership interests in Nextel Philippines. As a result, we classified all operations for all periods presented associated with this entity as discontinued operations.

Segment Results

      We refer to our operating companies by the countries in which they operate, such as Nextel Mexico, Nextel Brazil, Nextel Peru, Nextel Argentina and Nextel Chile. The tables below provide a summary of the components of our consolidated segments for the three months ended March 31, 2003 and three months ended March 31, 2002. The results of Nextel Chile are included in “Corporate and other.”

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Three Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
March 31, 2003	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

	(dollars in thousands)
Nextel Mexico	$126,434	62%	$(39,709)	53%	$(36,664)	51%	$50,061
Nextel Brazil	33,674	17%	(16,967)	23%	(13,222)	18%	3,485
Nextel Peru	22,693	11%	(10,547)	14%	(6,493)	9%	5,653
Nextel Argentina	20,335	10%	(6,461)	9%	(7,410)	10%	6,464
Corporate and other	390	—	(581)	1%	(8,222)	12%	(8,413)
Intercompany eliminations	(133)	—	133	—	—	—	—

Total consolidated	$203,393	100%	$(74,132)	100%	$(72,011)	100%	$57,250

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Three Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
March 31, 2002	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

	(dollars in thousands)
Nextel Mexico	$97,626	50%	$(32,396)	41%	$(38,361)	42%	$26,869
Nextel Brazil	47,280	25%	(26,831)	34%	(21,746)	24%	(1,297)
Nextel Peru	19,867	10%	(9,052)	12%	(5,852)	7%	4,963
Nextel Argentina	29,642	15%	(9,195)	12%	(16,613)	18%	3,834
Corporate and other	435	—	(638)	1%	(8,274)	9%	(8,477)
Intercompany eliminations	(82)	—	82	—	—	—	—

Total consolidated	$194,768	100%	$(78,030)	100%	$(90,846)	100%	$25,892

      A discussion of the results of operations in each of our reportable segments is provided below.

a. Nextel Mexico

		% of		% of
	Successor	Nextel	Predecessor	Nextel	Change from
	Company	Mexico’s	Company	Mexico’s	Previous Year
	March 31,	Operating	March 31,	Operating
	2003	Revenues	2002	Revenues	Dollars	Percent

	(dollars in thousands)
Operating revenues
Service and other revenues	$122,675	97%	$94,751	97%	$27,924	29%
Digital handset and accessory revenues	3,759	3%	2,875	3%	884	31%

	126,434	100%	97,626	100%	28,808	30%

Cost of revenues
Cost of service (exclusive of depreciation shown separately below)	(23,050)	(18)%	(18,909)	(19)%	(4,141)	22%
Cost of digital handset and accessory sales	(16,659)	(13)%	(13,487)	(14)%	(3,172)	24%

	(39,709)	(31)%	(32,396)	(33)%	(7,313)	23%

Gross margin	86,725	69%	65,230	67%	21,495	33%
Selling and marketing expenses	(16,806)	(13)%	(19,030)	(19)%	2,224	(12)%
General and administrative expenses	(19,858)	(16)%	(19,331)	(20)%	(527)	3%

Segment earnings	50,061	40%	26,869	28%	23,192	86%
Depreciation and amortization	(16,014)	(13)%	(11,203)	(12)%	(4,811)	43%

Operating income	34,047	27%	15,666	16%	18,381	117%
Interest expense	(3,655)	(3)%	(2,341)	(2)%	(1,314)	56%
Interest income	751	—	46	—	705	NM
Foreign currency transaction losses, net	(14,289)	(11)%	(161)	—	(14,128)	NM
Other income (expense), net	176	—	(621)	(1)%	797	(128)%

Income before income tax	$17,030	13%	$12,589	13%	$4,441	35%

NM-Not Meaningful

1. Operating revenues

      The $27.9 million, or 29%, increase in service and other revenues from the three months ended March 31, 2002 to the three months ended March 31, 2003 is primarily due to the following:

•	a 29% increase in the average number of digital handsets in service from the three months ended March 31, 2002 to the three months ended March 31, 2003 resulting from customer growth in Nextel Mexico’s existing markets, as well as expansion into new areas;

•	the favorable partial resolution of a telecommunications tax dispute during the fourth quarter of 2002 that Nextel Mexico had recorded as contra-revenue in the first quarter of 2002; and

•	the successful implementation of previously introduced monthly service plans that have generated higher average revenues per handset on a U.S. dollar basis, which increased from the three months ended March 31, 2002 to the three months ended March 31, 2003, despite the impact of a 13% depreciation of the Mexican peso as compared to the U.S. dollar over the same period.

These increases were partially offset by the impact of a 13% depreciation of the Mexican peso against the U.S. dollar from the three months ended March 31, 2002 to the same period in 2003.

      The $0.9 million, or 31%, increase in digital handset and accessory revenues from the three months ended March 31, 2002 to the three months ended March 31, 2003 is primarily the result of the change in accounting for digital handset revenues that Nextel Mexico implemented in the fourth quarter of 2002.

2. Cost of revenues

      The $4.1 million, or 22%, increase in cost of service from the three months ended March 31, 2002 to the three months ended March 31, 2003 is primarily attributable to the following factors:

•	an increase in variable costs related to interconnect fees resulting from an 80% increase in total system minutes of use from the three months ended March 31, 2002 to the three months ended March 31, 2003, mainly due to the increased number of handsets in service and the implementation of volume-based promotion plans, partially offset by the impact resulting from the depreciation of the Mexican peso; and

•	an increase in fixed costs related to direct switch and transmitter and receiver site costs, including rent, utility and warranty costs that Nextel Mexico incurred resulting from a 26% increase in the number of transmitter and receiver sites in service from March 31, 2002 to March 31, 2003, partially offset by the impact of the depreciation of the Mexican peso.

      As is the case with our other operating companies, Nextel Mexico subsidizes handset sales to attract new customers and offers handset upgrades and other retention inducements to retain existing customers. The $3.2 million, or 24%, increase in Nextel Mexico’s cost of digital handset and accessory sales from the three months ended March 31, 2002 to the three months ended March 31, 2003 is primarily due to an increase in the number of handsets sold during the first quarter of 2003 as compared to the same period in 2002.

3. Selling and marketing expenses

      The $2.2 million, or 12%, decrease in Nextel Mexico’s selling and marketing expenses from the three months ended March 31, 2002 to the three months ended March 31, 2003 is a result of the following:

•	a $1.2 million, or 22%, decrease in advertising expenses primarily due to Nextel Mexico’s shift to less costly advertising programs and the depreciation of the Mexican peso;

•	a $0.6 million, or 8%, decrease in commissions earned by indirect dealers and distributors as a result of the depreciation of the Mexican peso, partially offset by an increase in local currency indirect commission costs resulting from an increase in digital handsets sold through indirect dealers; and

•	a $0.4 million, or 7%, decrease in direct commission and payroll costs as a result of the depreciation of the Mexican peso, partially offset by an increase in local currency payroll costs as a result of a slight increase in Nextel Mexico’s average internal sales force from the three months ended March 31, 2002 to the three months ended March 31, 2003.

4. General and administrative expenses

      The $0.5 million, or 3%, increase in Nextel Mexico’s general and administrative expenses from the three months ended March 31, 2002 to the three months ended March 31, 2003 is a result of the following:

•	a $2.3 million, or 26%, increase in general corporate expenses primarily due to activities to support growth in operations and expansion into new geographic areas, increases in facilities and administrative expenses and an increase in legal expenses incurred in connection with Nextel Mexico’s continuing efforts to resolve an ongoing telecommunications tax dispute; and

•	a $0.9 million, or 22%, increase in expenses related to billing, collection, customer retention and customer care activities primarily due to an increase in customer care personnel to support a larger customer base and an increase in program costs designed to increase customer retention.

These increases were partially offset by the following:

•	a $1.6 million, or 61%, decrease in bad debt expense, which decreased as a percentage of operating revenues from 2.7% for the three months ended March 31, 2002 to 0.8% for the three months ended March 31, 2003, primarily due to the implementation of stricter credit screening procedures, improved collection efforts and higher reserves recognized during the first quarter of 2002 as a result of uncertainty surrounding our restructuring; and

•	a $1.1 million, or 40%, decrease in information technology expenses, primarily as a result of our continued cash conservation measures and the impact resulting from the depreciation of the Mexican peso.

5. Depreciation and amortization

      The $4.8 million, or 43%, increase in depreciation and amortization from the three months ended March 31, 2002 to the three months ended March 31, 2003 is primarily a result of the recognition of $38.5 million in intangible assets, in particular customer base and tradename, as a result of the application of fresh-start accounting in the fourth quarter of 2002. The recognition of the customer base and its relatively short useful life substantially increased amortization expense for the three months ended March 31, 2003 compared to the same period in 2002. The increase in amortization expense was partially offset by a decrease in depreciation expense as a result of $83.2 million in fixed asset write-downs that Nextel Mexico recognized in applying fresh-start accounting. These charges substantially reduced the cost bases of Nextel Mexico’s fixed assets, resulting in lower depreciation charges during the three months ended March 31, 2003 as compared to the same period in 2002.

6. Interest expense

      The $1.3 million, or 56%, increase in interest expense from the three months ended March 31, 2002 to the three months ended March 31, 2003 is primarily a result of interest that Nextel Mexico incurred on its portion of the international Motorola equipment financing facility, totaling $128.6 million, for which Nextel Mexico became obligated in November 2002.

7. Interest income

      The $0.7 million increase in interest income from the three months ended March 31, 2002 to the three months ended March 31, 2003 is primarily the result of higher average cash balances during the first quarter of 2003 as compared to the same period in 2002, primarily due to cash proceeds received in connection with Nextel Mexico’s tower sale-leaseback transactions.

8. Foreign currency transaction losses, net

      The $14.1 million increase in net foreign currency transaction losses from the three months ended March 31, 2002 to the three months ended March 31, 2003 is primarily due to the effects of the 13% depreciation of the Mexican peso and a substantial increase in Nextel Mexico’s foreign currency transaction exposures as a result of acquiring its portion of the U.S. dollar-denominated international Motorola equipment financing facility.

9. Other income (expense), net

      The $0.8 million change in other income (expense), net, primarily resulted from a decrease in other non-operating expenses, including non-operating taxes such as withholding taxes.

b. Nextel Brazil

		% of		% of
	Successor	Nextel	Predecessor	Nextel	Change from
	Company	Brazil’s	Company	Brazil’s	Previous Year
	March 31,	Operating	March 31,	Operating
	2003	Revenues	2002	Revenues	Dollars	Percent

	(dollars in thousands)
Operating revenues
Service and other revenues	$30,916	92%	$44,196	93%	$(13,280)	(30)%
Digital handset and accessory revenues	2,758	8%	3,084	7%	(326)	(11)%

	33,674	100%	47,280	100%	(13,606)	(29)%

Cost of revenues
Cost of service (exclusive of depreciation shown separately below)	(11,242)	(33)%	(20,049)	(42)%	8,807	(44)%
Cost of digital handset and accessory sales	(5,725)	(17)%	(6,782)	(15)%	1,057	(16)%

	(16,967)	(50)%	(26,831)	(57)%	9,864	(37)%

Gross margin	16,707	50%	20,449	43%	(3,742)	(18)%
Selling and marketing expenses	(4,744)	(14)%	(7,947)	(17)%	3,203	(40)%
General and administrative expenses	(8,478)	(25)%	(13,799)	(29)%	5,321	(39)%

Segment earnings (losses)	3,485	11%	(1,297)	(3)%	4,782	(369)%
Restructuring and other charges	—	—	(527)	(1)%	527	(100)%
Depreciation and amortization	(556)	(2)%	(3,020)	(6)%	2,464	(82)%

Operating income (loss)	2,929	9%	(4,844)	(10)%	7,773	(160)%
Interest expense	(2,231)	(7)%	(8,356)	(18)%	6,125	(73)%
Interest income	604	2%	6,796	14%	(6,192)	(91)%
Foreign currency transaction gains, net	2,134	6%	3,162	7%	(1,028)	(33)%
Other expense, net	(71)	—	(559)	(1)%	488	(87)%

Income (loss) before income tax	$3,365	10%	$(3,801)	(8)%	$7,166	(189)%

      Due to our cost conservation initiatives, over the last 12 to 18 months, we significantly reduced the funding to Nextel Brazil. As a result, Nextel Brazil was not able to complete the construction of its digital mobile network consistent with the quality standards in our other operations or to invest significant amounts on customer acquisition and retention efforts. As a result, Nextel Brazil has experienced high customer turnover, leading to a decreasing customer base and a decline in revenues. We have recently completed a review of Nextel Brazil’s sales and customer retention strategy, including branding, pricing, promotion and distribution. In addition, we have evaluated Nextel Brazil’s network quality and coverage to ensure our wireless coverage matches our targeted customers’ expectations. As a result of these assessments, we are revitalizing our sales and customer retention programs and are evaluating modest incremental investments to the digital mobile network in key metropolitan areas of Brazil. We cannot be sure that these efforts will have a significant positive impact on Nextel Brazil’s results of operations in the future.

1. Operating revenues

      The $13.3 million, or 30%, decrease in service and other revenues from the three months ended March 31, 2002 to the three months ended March 2003 is primarily due to a 33% depreciation of the Brazilian real compared to the U.S. dollar and a 12% decline in the average number of digital handsets in service from the three months ended March 31, 2002 to the three months ended March 31, 2003.

      Measured in Brazilian reais, wireless service and other revenues increased slightly as a result of an increase in average revenue per handset on a local currency basis, primarily due to the recognition of revenue from calling party pays service agreements that Nextel Brazil signed and implemented with various fixed line and wireless operators, the successful introduction of new monthly service plans with higher prices and price increases on existing plans.

      The $0.3 million, or 11%, decrease in digital handset and accessory revenues from the three months ended March 31, 2002 to the three months ended March 31, 2003 is primarily the result of the depreciation of the Brazilian real. The depreciation of the Brazilian real offset a local currency increase in revenue as a result of the change in accounting for digital handset revenues that Nextel Brazil implemented in the fourth quarter of 2002.

2. Cost of revenues

      The $8.8 million, or 44%, decrease in cost of service is primarily attributable to the depreciation of the Brazilian real and a decrease in local currency variable interconnect costs due to a 22% decrease in system minutes of use, which was attributable to a 12% decline in the average number of digital handsets in service from the three months ended March 31, 2002 to the three months ended March 31, 2003.

      As is the case with our other operating companies, Nextel Brazil subsidizes handset sales to attract new customers and offers handset upgrades and other retention inducements to retain existing customers. The $1.1 million, or 16%, decrease in Nextel Brazil’s cost of digital handset and accessory sales from the three months ended March 31, 2002 to the three months ended March 31, 2003 is primarily due to a decline in the number of handsets sold during the three months ended March 31, 2003 as compared to the same period in 2002. This decrease was partially offset by an increase in inventory obsolescence charges due to a decline in handset and accessory sales.

3. Selling and marketing expenses

      The $3.2 million, or 40%, decrease in Nextel Brazil’s selling and marketing expenses from the three months ended March 31, 2002 to the three months ended March 31, 2003 is a result of the following:

•	a $2.0 million, or 50%, decrease in direct commissions and payroll costs as a result of fewer digital handsets sold by Nextel Brazil’s internal sales force, a decrease in Nextel Brazil’s sales force and the depreciation of the Brazilian real;

•	a $0.9 million, or 33%, decrease in advertising expenses and other sales and marketing costs, primarily due to the depreciation of the Brazilian real; and

•	a $0.3 million, or 26%, decrease in commissions earned by indirect dealers and distributors as a result of the depreciation of the Brazilian real, partially offset by an increase in local currency indirect commission costs resulting from the implementation of new promotional rate plans during the first quarter of 2003.

4. General and administrative expenses

      The $5.3 million, or 39%, decrease in Nextel Brazil’s general and administrative expenses from the three months ended March 31, 2002 to the three months ended March 31, 2003 is a result of the following:

•	a $3.7 million, or 89%, decrease in bad debt expense, which decreased as a percentage of operating revenues from 8.8% for the three months ended March 31, 2002 to 1.3% for the three months ended March 31, 2003, primarily due to higher reserves recognized in the first quarter of 2002 resulting from uncertainty surrounding our restructuring, as well as improved collection efforts and stricter credit screening procedures that Nextel Brazil implemented during the second quarter of 2002;

•	a $0.9 million, or 26%, decrease in customer care and billing operations expenses, primarily due to the depreciation of the Brazilian real, partially offset by an increase in local currency payroll and related expenses caused by an increase in average customer care personnel; and

•	a $0.7 million, or 12%, decrease in information technology and general corporate expenses, primarily due to the depreciation of the Brazilian real, partially offset by an increase in local currency information technology expenses due to new system maintenance contracts.

5. Restructuring and other charges

      Restructuring and other charges that Nextel Brazil recognized during the three months ended March 31, 2002 represent severance expenses incurred as a result of a reduction in its workforce. Nextel Brazil did not incur any restructuring or other charges during the three months ended March 31, 2003.

6. Depreciation and amortization

      The $2.5 million, or 82%, decrease in Nextel Brazil’s depreciation and amortization from the three months ended March 31, 2002 to the three months ended March 31, 2003 is primarily due to $34.2 million in long-lived asset write-downs recognized as a result of the application of fresh-start accounting on October 31, 2002. These write-downs substantially reduced the cost bases of Nextel Brazil’s long-lived assets and resulted in less depreciation and amortization during the three months ended March 31, 2003 than during the same period in 2002.

7. Interest expense

      The $6.1 million, or 73%, decrease in interest expense from the three months ended March 31, 2002 to the three months ended March 31, 2003 is primarily due to the partial pay-down of an intercompany loan, the reduction of handset financing interest resulting from a decrease in handsets sold and a decrease in interest rates.

8. Interest income

      The $6.2 million, or 91%, decrease in interest income from the three months ended March 31, 2002 to the three months ended March 31, 2003 is primarily the result of the partial pay-down of an intercompany loan and a decrease in the interest rate on this loan.

9. Foreign currency transaction gains, net

      The $1.0 million, or 33%, decrease in net foreign currency transaction gains is primarily due to the relative strengthening of the Brazilian real against the U.S. dollar during the three months ended March 31, 2002 as compared to the three months ended March 31, 2003.

10. Other expense, net

      The $0.5 million, or 87%, decrease in other expense, net, from the three months ended March 31, 2002 to the three months ended March 31, 2003 is largely the result of a decrease in other non-operating expenses.

c. Nextel Peru

		% of		% of
	Successor	Nextel	Predecessor	Nextel	Change from
	Company	Peru’s	Company	Peru’s	Previous Year
	March 31,	Operating	March 31,	Operating
	2003	Revenues	2002	Revenues	Dollars	Percent

	(dollars in thousands)
Operating revenues
Service and other revenues	$22,167	98%	$19,404	98%	$2,763	14%
Digital handset and accessory revenues	526	2%	463	2%	63	14%

	22,693	100%	19,867	100%	2,826	14%

Cost of revenues
Cost of service (exclusive of depreciation shown separately below)	(7,665)	(34)%	(5,970)	(30)%	(1,695)	28%
Cost of digital handset and accessory sales	(2,882)	(12)%	(3,082)	(16)%	200	(6)%

	(10,547)	(46)%	(9,052)	(46)%	(1,495)	17%

Gross margin	12,146	54%	10,815	54%	1,331	12%
Selling and marketing expenses	(2,859)	(13)%	(2,372)	(12)%	(487)	21%
General and administrative expenses	(3,634)	(16)%	(3,480)	(17)%	(154)	4%

Segment earnings	5,653	25%	4,963	25%	690	14%
Restructuring and other charges	—	—	(23)	—	23	(100)%
Depreciation and amortization	(844)	(4)%	(1,176)	(6)%	332	(28)%

Operating income	4,809	21%	3,764	19%	1,045	28%
Interest expense	(535)	(2)%	(803)	(4)%	268	(33)%
Interest income	7	—	6	—	1	17%
Foreign currency transaction gains (losses), net	126	—	(262)	(1)%	388	(148)%
Other expense, net	(75)	—	(187)	(1)%	112	(60)%

Income before income tax	$4,332	19%	$2,518	13%	$1,814	72%

1. Operating revenues

      The $2.8 million, or 14%, increase in service and other revenues from the three months ended March 31, 2002 to the three months ended March 31, 2003 is primarily due to an 18% increase in the average number of digital handsets in service resulting from growth in Nextel Peru’s existing markets. This increase was partially offset by a decrease in Nextel Peru’s average revenue per handset from the three months ended March 31, 2002 to the three months ended March 31, 2003.

      The $0.1 million, or 14%, increase in digital handset and accessory revenues from the three months ended March 31, 2002 to the three months ended March 31, 2003 is primarily the result of the change in accounting for digital handset revenues that Nextel Peru implemented in the fourth quarter of 2002.

2. Cost of revenues

      The $1.7 million, or 28%, increase in cost of service is principally attributable to the following factors:

•	an increase in variable costs related to interconnect fees resulting from a 21% increase in total system minutes of use, primarily resulting from the larger number of digital handsets in service, as well as increases in average cost per minute of use from the three months ended March 31, 2002 to the three months ended March 31, 2003; and

•	an increase in fixed costs related to direct switch and transmitter and receiver site costs that Nextel Peru incurred resulting from an 18% increase in the number of transmitter and receiver sites in service from March 31, 2002 to March 31, 2003.

      As is the case with our other operating companies, Nextel Peru subsidizes handset sales to attract new customers and offers handset upgrades and other retention inducements to retain existing customers. The $0.2 million, or 6%, decrease in Nextel Peru’s cost of digital handset and accessory sales from the three months ended March 31, 2002 to the three months ended March 31, 2003 is largely due to a decrease in the average cost of handsets sold.

3. Selling and marketing expenses

      The $0.5 million, or 21%, increase in Nextel Peru’s selling and marketing expenses from the three months ended March 31, 2002 to the three months ended March 31, 2003 is primarily a result of a $0.3 million, or 19%, increase in direct commissions and payroll and employee related expenses as a result of increased incentives paid to Nextel Peru’s internal sales force in an effort to increase sales to longer-lived customers. This increase is also a result of a $0.2 million, or 56%, increase in advertising expenses, primarily resulting from the launch of a new market in Peru, as well as additional advertising campaigns that Nextel Peru implemented during the first quarter of 2003.

4. General and administrative expenses

      The $0.2 million, or 4%, increase in Nextel Peru’s general and administrative expenses from the three months ended March 31, 2002 to the three months ended March 31, 2003 is primarily due to a $0.3 million, or 28%, increase in expenses related to customer retention and customer care activities caused by an increase in customer care personnel necessary to support a larger customer base. This increase was partially offset by a $0.1 million, or 10%, decrease in general corporate expenses resulting from a decrease in legal and temporary employee expenses.

5. Restructuring and other charges

      Restructuring and other charges for the three months ended March 31, 2002 represent the write-off of the carrying value of an information technology project that was abandoned as a result of our restructuring activities. Nextel Peru did not incur any restructuring or other charges during the three months ended March 31, 2003.

6. Depreciation and amortization

      The $0.3 million, or 28%, decrease in depreciation and amortization from the three months ended March 31, 2002 to the three months ended March 31, 2003 is primarily a result of $35.4 million in net long-lived asset write-downs that Nextel Peru recognized in the fourth quarter of 2002 in connection with the application of fresh-start accounting. These write-downs substantially reduced the cost bases of certain of Nextel Peru’s long-lived assets, resulting in lower depreciation and amortization in the first quarter of 2003.

7. Interest expense

      The $0.3 million, or 33%, decrease in interest expense from the three months ended March 31, 2002 to the three months ended March 31, 2003 is principally the result of less interest on handset financing in the first quarter of 2003 than in the first quarter of 2002 due to the elimination of handset financing beginning in 2002 and the implementation of an active program to pay for new purchases in cash.

8. Interest income

      The 17% increase in interest income from the three months ended March 31, 2002 to the three months ended March 31, 2003 is primarily the result of higher average cash balances during the first quarter of 2003 compared to the first quarter of 2002.

9. Foreign currency transaction gains (losses), net

      Net foreign currency transaction gains of $0.1 million for the three months ended March 31, 2003 are the result of a slight increase in the value of the Peruvian sol compared to the U.S. dollar during the first quarter of 2003. Net foreign currency transaction losses of $0.3 million for the three months ended March 31, 2002 are a result of the slight decrease in the value of the Peruvian sol compared to the U.S. dollar during the first quarter of 2002.

10. Other expense, net

      The $0.1 million, or 60%, decrease in other expense, net, from the three months ended March 31, 2002 to the three months ended March 31, 2003 is largely the result of a decrease in other non-operating expenses.

d. Nextel Argentina

		% of		% of
	Successor	Nextel	Predecessor	Nextel	Change from
	Company	Argentina’s	Company	Argentina’s	Previous Year
	March 31,	Operating	March 31,	Operating
	2003	Revenues	2002	Revenues	Dollars	Percent

	(dollars in thousands)
Operating revenues
Service and other revenues	$18,583	91%	$28,319	96%	$(9,736)	(34)%
Digital handset and accessory revenues	1,752	9%	1,323	4%	429	32%

	20,335	100%	29,642	100%	(9,307)	(31)%

Cost of revenues
Cost of service (exclusive of depreciation shown separately below)	(3,727)	(18)%	(6,185)	(21)%	2,458	(40)%
Cost of digital handset and accessory sales	(2,734)	(14)%	(3,010)	(10)%	276	(9)%

	(6,461)	(32)%	(9,195)	(31)%	2,734	(30)%

Gross margin	13,874	68%	20,447	69%	(6,573)	(32)%
Selling and marketing expenses	(1,989)	(9)%	(4,701)	(16)%	2,712	(58)%
General and administrative expenses	(5,421)	(27)%	(11,912)	(40)%	6,491	(54)%

Segment earnings	6,464	32%	3,834	13%	2,630	69%
Restructuring and other charges	—	—	(942)	(3)%	942	(100)%
Depreciation and amortization	(590)	(3)%	(562)	(2)%	(28)	5%

Operating income	5,874	29%	2,330	8%	3,544	152%
Interest expense	—	—	(2,898)	(10)%	2,898	(100)%
Interest income	96	1%	4	—	92	NM
Foreign currency transaction gains (losses), net	884	4%	(77,253)	(261)%	78,137	(101)%
Other income (expense), net	7,191	35%	(647)	(2)%	7,838	NM

Income (loss) before income tax	$14,045	69%	$(78,464)	(265)%	$92,509	(118)%

NM-Not Meaningful

      In 2002, Nextel Argentina’s operations were negatively impacted by the adverse economic and political conditions existing in Argentina, including a sharp economic downturn, business closures, banking restrictions and significant currency volatility. Nextel Argentina implemented a contingency plan at the beginning of 2002 to respond effectively to the needs of its customers, employees, vendors and financial supporters under these unpredictable and challenging economic conditions. Key elements of the contingency plan included workforce reductions, the introduction of new handset leasing programs and pricing plans designed to retain customers. As a result of the financial difficulties facing its customers and its policies related to suspension and deactivation of nonpaying customers, Nextel Argentina experienced increased customer turnover rates and higher bad debt expense during the first half of 2002. More recently, Nextel Argentina’s bad debt expense has stabilized due to stricter credit and collection policies implemented during 2002 that increased collections and reduced bad debt expense during the second half of 2002 and during the first quarter of 2003. Since the economic conditions in Argentina continue to be uncertain, we cannot predict whether this trend will continue.

      In accordance with accounting principles generally accepted in the United States, we translated Nextel Argentina’s results of operations using the average exchange rates for the three months ended March 31, 2003 and 2002. The average exchange rate of the Argentine peso for the three months ended March 31, 2003 depreciated against the U.S. dollar by 51% from the same period in 2002. As a result, the components of Nextel Argentina’s results of operations for the three months ended March 31, 2003 after translation into U.S. dollars reflect significant decreases as compared to its results of operations for the same period in 2002, taking into consideration our one-month lag financial reporting policy for our non-U.S. operating subsidiaries. A continued weakening of the Argentine peso will likely continue to adversely affect Nextel Argentina’s results of operations in future periods. Further, as a result of the depreciation of the Argentine peso against the U.S. dollar, during the three months ended March 31, 2002, Nextel Argentina recorded $77.3 million in foreign currency transaction losses related to its U.S. dollar-denominated liabilities, primarily their long-term credit facilities. However, Nextel Argentina’s exposure to foreign currency transaction losses was significantly reduced with our repurchase of the outstanding balance owed to Nextel Argentina’s creditors under its U.S. dollar-denominated credit facilities in the fourth quarter of 2002 in connection with our emergence from

Chapter 11 reorganization. As a result, we expect that Nextel Argentina’s exposure to foreign currency transaction losses during 2003 will continue to be significantly less than during 2002.

1. Operating revenues

      The $9.7 million, or 34%, decrease in service and other revenues from the three months ended March 31, 2002 to the three months ended March 31, 2003 is largely a result of the 51% depreciation of the Argentine peso compared to the U.S. dollar. Measured in Argentine pesos, service and other revenues increased as a result of the following:

•	a 6% increase in the average number of digital handsets in service from the three months ended March 31, 2002 to the three months ended March 31, 2003 resulting from growth in Nextel Argentina’s existing markets; and

•	an increase in average revenues per handset on a local currency basis, primarily due to the successful introduction of new monthly service plans with higher access fees and price increases on existing plans.

      The $0.4 million, or 32%, increase in digital handset and accessory revenues from the three months ended March 31, 2002 to the three months ended March 31, 2003 is primarily the result of the change in accounting for digital handset revenues that Nextel Argentina implemented in the fourth quarter of 2002.

2. Cost of revenues

      The $2.5 million, or 40%, decrease in cost of service from the three months ended March 31, 2002 to the three months ended March 31, 2003 is primarily attributable to the depreciation of the Argentine peso. Measured in Argentine pesos, the cost of providing wireless services increased as a result of the following:

•	an increase in variable costs related to interconnect fees resulting from a 35% increase in total system minutes of use, primarily due to the larger number of digital handsets in service and rate plans with increased volumes of usable minutes; and

•	an increase in fixed costs related to direct switch and transmitter and receiver site costs that Nextel Argentina incurred resulting from a 4% increase in the number of transmitter and receiver sites in service from March 31, 2002 to March 31, 2003.

      As is the case with our other operating companies, Nextel Argentina subsidizes handset sales to attract new customers and offers handset upgrades and other retention inducements to retain existing customers. The $0.3 million, or 9%, decrease in Nextel Argentina’s cost of digital handset and accessory sales from the three months ended March 31, 2002 to the three months ended March 31, 2003 is primarily due to the implementation of a handset refurbishment program during the second quarter of 2002, which resulted in a decrease in the per unit cost bases of Nextel Argentina’s handsets.

3. Selling and marketing expenses

      The $2.7 million, or 58%, decrease in Nextel Argentina’s selling and marketing expenses from the three months ended March 31, 2002 to the three months ended March 31, 2003 is a result of the following:

•	a $0.9 million, or 58%, decrease in commissions earned by indirect dealers and distributors as a result of fewer digital handsets sold through indirect channels and the depreciation of the Argentine peso;

•	a $0.8 million, or 41%, decrease in direct commission and payroll expenses as a result of a reduction in sales and marketing personnel and the depreciation of the Argentine peso;

•	a $0.7 million, or 88%, decrease in advertising expenses, principally due to a reduction in advertising efforts because of the economic slowdown in Argentina and the depreciation of the Argentine peso; and

•	a $0.3 million, or 94%, decrease in other marketing costs largely due to the elimination of other marketing activities in the first quarter of 2003 and the depreciation of the Argentine peso.

4. General and administrative expenses

      The $6.5 million, or 54%, decrease in Nextel Argentina’s general and administrative expenses from the three months ended March 31, 2002 to the three months ended March 31, 2003 is a result of the following:

•	a $4.2 million, or 87%, decrease in bad debt expense, which also decreased as a percentage of revenues from 16.1% for the three months ended March 31, 2002 to 3.0% for the three months ended March 31, 2003, largely due to the depreciation of the Argentine peso and the adverse economic conditions in Argentina during the first quarter of 2002, which caused an increase in bad debt expense for the three months ended March 31, 2002;

•	a $1.2 million, or 23%, decrease in expenses related to general corporate, billing, collection, customer retention and customer care activities, primarily due to the depreciation of the Argentine peso, partially offset by an increase in operating taxes on gross revenues; and

•	a $1.1 million, or 56%, decrease in information technology expenses, principally due to the depreciation of the Argentine peso.

5. Restructuring and other charges

      Restructuring and other charges of $0.9 million for the three months ended March 31, 2002 represent costs incurred for a workforce reduction that Nextel Argentina implemented during the first quarter of 2002. Nextel Argentina did not incur any restructuring or other charges during the three months ended March 31, 2003.

6. Depreciation and amortization

      The 5% increase in depreciation and amortization from the three months ended March 31, 2002 to the three months ended March 31, 2003 is primarily a result of an increase in amortization due to the recognition of $1.4 million in intangible assets, including $1.1 million in customer base, which has a useful life comparatively shorter than other long-lived assets, that Nextel Argentina recognized in the fourth quarter of 2002 in connection with the application of fresh-start accounting.

7. Interest expense

      The elimination of interest expense during the three months ended March 31, 2003 is the result of our repurchase of Nextel Argentina’s credit facilities in the fourth quarter of 2002 in connection with our emergence from reorganization.

8. Interest income

      The $0.1 million increase in interest income from the three months ended March 31, 2002 to the three months ended March 31, 2003 is largely the result of higher average cash balances during the first quarter of 2003 compared to the first quarter of 2002.

9. Foreign currency transaction gains (losses), net

      Net foreign currency transaction losses of $77.3 million for the three months ended March 31, 2002 were due to the effects of the depreciation of the Argentine peso on Nextel Argentina’s dollar-denominated credit facilities. Nextel Argentina’s exposure to net foreign currency transaction losses was minimized significantly in the fourth quarter of 2002 as a result of our repurchase of Nextel Argentina’s credit facilities in November 2002. Net foreign currency transaction gains of $0.9 million during the three months ended March 31, 2003 largely resulted from the impact of the appreciation of the Argentine peso compared to the U.S. dollar throughout the first quarter of 2003.

10. Other income (expense), net

      Nextel Argentina’s credit facilities created an intercompany payable to us for the amount of both the principal and the accrued interest due at the time of purchase. While we contributed the principal balance to Nextel Argentina as a capital investment, we forgave the accrued interest during the first quarter of 2003. Other income, net, of $7.2 million for the three months ended March 31, 2003 consists primarily of the gain related to the forgiveness of this accrued interest. Since this accrued interest was due between ourselves and a consolidated subsidiary, the forgiveness of accrued interest did not impact our consolidated results of operations.

e. Corporate and other

		% of		% of
	Successor	Corporate	Predecessor	Corporate	Change from
	Company	and other	Company	and other	Previous Year
	March 31,	Operating	March 31,	Operating
	2003	Revenues	2002	Revenue	Dollars	Percent

	(dollars in thousands)
Operating revenues
Service and other revenues	$390	100%	$435	100%	$(45)	(10)%
Digital handset and accessory revenues	—	—	—	—	—	—

	390	100%	435	100%	(45)	(10)%
Cost of revenues
Cost of service (exclusive of depreciation shown separately below)	(334)	(86)%	(432)	(99)%	98	(23)%
Cost of digital handset and accessory sales	(247)	(63)%	(206)	(47)%	(41)	20%

	(581)	(149)%	(638)	(146)%	57	(9)%

Gross margin	(191)	(49)%	(203)	(46)%	12	(6)%
Selling and marketing expenses	(944)	(242)%	(1,246)	(286)%	302	(24)%
General and administrative expenses	(7,278)	NM	(7,028)	NM	(250)	4%

Segment losses	(8,413)	NM	(8,477)	NM	64	(1)%
Restructuring and other charges	—	—	(3,730)	(857)%	3,730	(100)%
Depreciation and amortization	(109)	(28)%	(1,720)	(395)%	1,611	(94)%

Operating loss	(8,522)	NM	(13,927)	NM	5,405	(39)%
Interest expense	(7,788)	NM	(69,667)	NM	61,879	(89)%
Interest income	764	196%	2,857	657%	(2,093)	(73)%
Foreign currency transaction (losses) gains, net	(17)	(4)%	67	15%	(84)	(125)%
Other (expense) income, net	(7,077)	NM	12	3%	(7,089)	NM

Loss before income tax	$(22,640)	NM	$(80,658)	NM	$58,018	(72)%

NM-Not Meaningful

      Corporate and other operating revenues and cost of revenues represent the results of analog operations reported by Nextel Chile.

1. Operating revenues

      The 10% decrease in operating revenues from the three months ended March 31, 2002 to the three months ended March 31, 2003 is primarily the result of a decrease in Nextel Chile’s average revenues per handset from the three months ended March 31, 2002 to the three months ended March 31, 2003, as well as a 4% decrease in Nextel Chile’s number of analog handsets in service.

2. Cost of revenues

      The 9% decrease in cost of revenues from the three months ended March 31, 2002 to the three months ended March 31, 2003 is primarily due to a decrease in Nextel Chile’s fixed costs related to site rent, direct switch and transmitter maintenance costs and other fees.

3. Selling and marketing expenses

      The $0.3 million, or 24%, decrease in selling and marketing expenses from the three months ended March 31, 2002 to the three months ended March 31, 2003 is largely due to a decrease in Nextel Chile’s indirect commission expenses as a result of fewer gross subscriber additions that Nextel Chile obtained through indirect channels in the first quarter of 2003 compared to the first quarter of 2002.

4. General and administrative expenses

      The $0.3 million, or 4%, increase in corporate and other general and administrative expenses from the three months ended March 31, 2002 to the three months ended March 31, 2003 is principally the result of an increase in costs related to business insurance.

5. Restructuring and other charges

      Restructuring and other charges of $3.7 million for the three months ended March 31, 2002 are primarily related to payments we made to third parties who assisted us with our debt restructuring efforts during the first quarter of 2002, as well as costs associated with workforce reductions that were implemented at our corporate headquarters and in Nextel Chile. We did not incur any restructuring or other charges during the three months ended March 31, 2003.

6. Depreciation and amortization

      The $1.6 million, or 94%, decrease in depreciation and amortization from the three months ended March 31, 2002 to the three months ended March 31, 2003 is largely the result of the write-off of all long-lived assets in Chile and at our corporate headquarters in the fourth quarter of 2002 in connection with the application of fresh-start accounting.

7. Interest expense

      Interest expense of $7.8 million for the three months ended March 31, 2003 primarily includes accreted interest on our new senior secured discount notes and interest expense on the portion of our Motorola equipment financing facility held at the corporate level.

      Interest expense of $69.7 million for the three months ended March 31, 2002 primarily represents interest expense on our former senior notes that we extinguished in connection with our emergence from reorganization and interest expense on our former Motorola equipment financing facilities, which were previously entirely held at the corporate level.

8. Interest income

      The $2.1 million, or 73%, decrease in interest income from the three months ended March 31, 2002 to the three months ended March 31, 2003 is primarily the result of a decrease in the average cash balances at the corporate level and the elimination of interest income derived from intercompany loans that were partially paid by Nextel Mexico and Nextel Peru when they assumed legal obligation of a portion of the international Motorola equipment financing facility.

9. Foreign currency transaction (losses) gains, net

      The change from net foreign currency gains for the three months ended March 31, 2002 to net foreign currency losses for the three months ended March 31, 2003 is primarily due to the depreciation of the Chilean peso relative to the U.S. dollar from the first quarter of 2002 to the first quarter of 2003.

10. Other income (expense), net

      Other expense, net, of $7.1 million for the three months ended March 31, 2003 consists primarily of the loss related to the accrued interest that we forgave on Nextel Argentina’s credit facilities that we repurchased in the fourth quarter of 2002. Since this accrued interest was due between ourselves and a consolidated subsidiary, the forgiveness of accrued interest did not impact our consolidated results of operations.

Liquidity and Capital Resources

      We had a working capital surplus of $182.6 million, including restricted cash of $7.8 million, as of March 31, 2003 and $143.3 million as of December 31, 2002. The increase in our working capital is largely the result of $50.2 million in proceeds that we received from our tower sale-leaseback financing transactions that closed during the first quarter of 2003.

      We recognized net income of $9.4 million for the three months ended March 31, 2003 and a net loss of $154.5 million for the three months ended March 31, 2002. The operating expenses and capital expenditures associated with developing, enhancing and operating our digital mobile networks have more than offset our operating revenues in the past. We expect our operating expenses and capital expenditures to more than offset our operating revenues at least through the third quarter of 2003. See “Future Capital Needs and Resources” for a discussion of our future outlook and anticipated sources and uses of funds for the remainder of 2003.

      Cash Flows. As a result of the application of fresh-start accounting rules under SOP 90-7 and other events related to our emergence from Chapter 11 reorganization in the fourth quarter of 2002, the Predecessor Company’s cash flows for the three months ended March 31, 2002 are not fully comparable to the Successor Company’s cash flows for the three months ended March 31, 2003.

      Our operating activities provided us with $64.4 million of net cash during the three months ended March 31, 2003 and $1.5 million of net cash during the three months ended March 31, 2002. The $62.9 million increase in generation of cash is primarily due to improved operating performance, $6.0 million received from Nextel Communications under our spectrum sharing agreement and a decrease in cash paid for interest.

      We used $50.6 million of net cash in our investing activities during the three months ended March 31, 2003, a decrease of $21.7 million compared to the three months ended March 31, 2002, primarily due to a $21.1 million decrease in cash paid for capital expenditures. This decrease in capital expenditures is consistent with our cash conservation objectives, including reduced network expansion and subscriber growth.

      Our financing activities provided us with $43.0 million of net cash during the three months ended March 31, 2003, primarily due to $50.2 million in proceeds received from our tower sale-leaseback financing transactions and $0.6 million in proceeds received from stock option exercises, partially offset by $7.8 million in restricted cash placed in escrow as collateral for our interest rate swap. We used $19.4 million of net cash during the three months ended March 31, 2002, principally due to $11.6 million in repayments of amounts due to Nextel Communications and $7.8 million in repayments made under our former credit facilities.

Future Capital Needs and Resources

      Capital Resources. As of March 31, 2003, our capital resources included $293.4 million of cash, including $7.8 million of restricted cash. Our ongoing capital needs depend on a variety of factors, including the extent to which we are able to fund the cash needs of our business from our existing cash balance and cash flows generated by our operating companies. Our ability to generate sufficient cash flows is dependent upon, among other things:

•	the amount of revenue we are able to generate from our customers;

•	the amount of operating expenses required to provide our services;

•	the cost of acquiring and retaining customers, including the subsidies we incur to provide handsets to both our new and existing customers;

•	our ability to continue to grow our customer base; and

•	fluctuations in foreign exchange rates.

      As of March 31, 2003, there were no amounts generally available for future borrowing under our vendor credit facilities. However, under our reinstated $225.0 million international Motorola equipment financing facility, until December 31, 2006, if our consolidated cash balance falls below $100.0 million for seven consecutive days, we will be eligible to borrow from Motorola Credit Corporation the lesser of the amount necessary to increase our consolidated cash balance to $100.0 million or $56.7 million. In addition, Nextel Brazil has a facility in place under which it can finance handset purchases. Borrowings under this facility have 180 day maturities and interest is prepaid in U.S. dollars at variable market rates.

      Capital Needs. We currently anticipate that our future capital needs will principally consist of funds required for:

•	capital expenditures to expand and enhance our digital mobile networks, as discussed below under “Capital Expenditures;”

•	operating expenses relating to our digital mobile networks;

•	future spectrum purchases;

•	debt service requirements, including tower financing obligations;

•	cash taxes; and

•	other general corporate expenditures.

      Capital Expenditures. Our capital expenditures, including capitalized interest, were $64.2 million for the three months ended March 31, 2003 compared to $68.2 million for the three months ended March 31, 2002. In the future, our capital spending is expected to be financed by cash from operations and cash on hand, and driven by several factors including:

•	the construction of additional transmitter and receiver sites to increase system capacity and maintain system quality and the installation of related switching equipment in some of our existing market coverage areas;

•	the enhancement of our digital mobile network coverage around some major market areas; and

•	enhancements to our existing iDEN technology to increase voice capacity.

      Our future capital expenditures are significantly affected by future technology improvements and technology choices. In October 2001, Motorola and Nextel Communications announced an anticipated significant technology upgrade to the iDEN digital mobile network, the 6:1 voice coder software upgrade, which Motorola has indicated will be available to us by the fourth quarter of 2003. We plan to implement this technology in Mexico when it becomes available. We expect that this software upgrade will nearly double our voice capacity for interconnect calls and leverage our existing investment in infrastructure in Mexico. See “Forward Looking Statements.”

      Future Outlook. We believe that our current business plan will not require any additional external funding and we will be able to operate and grow our business while servicing our debt obligations as scheduled. Our revenues are primarily denominated in foreign currencies. We expect that if current foreign currency exchange rates do not change, we will continue to generate net income during 2003. See “Forward Looking Statements.”

      In making our assessments of a fully funded business plan and net income, we have considered:

•	cash and cash equivalents on hand and available to fund our operations as of March 31, 2003 of $285.6 million;

•	expected cash flows from operations;

•	expected cash flows from committed communications tower sale-leaseback financings;

•	$19.0 million in additional proceeds we expect to receive from Nextel Communications in connection with our spectrum use and build-out agreement;

•	the anticipated level of capital expenditures, including a significant positive impact associated with our anticipated receipt of the contemplated iDEN technology upgrade from Motorola;

•	the anticipated level of spectrum acquisitions;

•	our scheduled debt service and handset financing requirements; and

•	cash taxes.

      If our business plans change, including as a result of changes in technology, or if economic conditions in any of our markets generally or competitive practices in the mobile wireless telecommunications industry change materially from those currently prevailing or from those now anticipated, or if other presently unexpected circumstances arise that have a material effect on the cash flow or profitability of our mobile wireless business, the anticipated cash needs of our business as well as the conclusions as to the adequacy of the available sources of cash and timing on our ability to generate net income could change significantly. Any of these events or circumstances could involve significant additional funding needs in excess of the identified currently available sources, and could require us to raise additional capital to meet those needs. However, our ability to seek additional capital, if necessary, is subject to a variety of additional factors that we cannot presently predict with certainty, including:

•	the commercial success of our operations;

•	the volatility and demand of the capital markets; and

•	the future market prices of our securities.

Forward Looking Statements

      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. A number of the statements made in this quarterly report on Form 10-Q are not historical or current facts, but deal with potential future circumstances and developments and our expectations based on them. They can be identified by the use of forward-looking words such as “believes,” “expects,” “intends, “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy that involve risks and uncertainties. We caution you that these forward-looking statements are only predictions, which are subject to risks and uncertainties, including technical uncertainties, financial variations, changes in the regulatory environment, industry growth and trend predictions. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operation and results of our wireless communications business also may be subject to the effects of other risks and uncertainties in addition to the other qualifying factors identified in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, including, but not limited to:

•	our ability to meet the operating goals established by our business plan;

•	general economic conditions in Latin America and in the market segments that we are targeting for our digital mobile services;

•	the political and social conditions in the countries in which we operate, including political instability, which may affect the economies of our markets and the regulatory schemes in these countries;

•	substantive terms of any international financial aid package that may be made available to any country in which our operating companies conduct business;

•	the impact of foreign exchange volatility in our markets as compared to the U.S. dollar and related currency devaluations in countries in which our operating companies conduct business;

•	reasonable access to and the successful performance of the technology being deployed in our service areas, and improvements thereon, including technology deployed in connection with the introduction of digital two-way mobile data or Internet connectivity services in our markets;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet our service deployment and marketing plans and customer demand;

•	the success of efforts to improve and satisfactorily address any issues relating to our digital mobile network performance;

•	future legislation or regulatory actions relating to our specialized mobile radio services, other wireless communication services or telecommunications generally;

•	the ability to achieve and maintain market penetration and average subscriber revenue levels sufficient to provide financial viability to our digital mobile network business;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular services and personal communications services;

•	market acceptance of our new service offerings, including Nextel WorldwideSM and Nextel OnlineSM;

•	our ability to access sufficient debt or equity capital to meet any future operating and financial needs; and

•	other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission, including our 2002 annual report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

      Our revenues are primarily denominated in foreign currencies, while a significant portion of our operations are financed through senior notes and vendor credit facilities, which are denominated in U.S. dollars. As a result, fluctuations in exchange rates relative to the U.S. dollar expose us to foreign currency exchange risks. These risks include potential transaction losses on our U.S. dollar denominated long-term debt and the impact of translating our local currency reported earnings into U.S. dollars when the U.S. dollar strengthens against the local currencies of our foreign operations. In addition, in the first quarter of 2003, we entered into local currency based communication tower sale-leaseback transactions in Mexico and Brazil, which we are accounting for as financing transactions (see Note 2 to our consolidated financial statements). Due to the limited availability of long-term instruments, we currently do not hedge assets or liabilities denominated in foreign currencies or foreign currency transactions.

      We are also exposed to interest rate risk due to fluctuations in the U.S. prime rate and the six-month London Interbank Offered Rate, or LIBOR. These rates are used to determine the variable rates of interest that are applicable to borrowings under our vendor credit facilities. Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. We use derivative instruments, currently consisting of an interest rate swap, to manage this interest rate exposure by achieving a desired proportion of fixed rate versus variable rate borrowings. We only use derivative instruments for non-trading purposes (see Note 2 to our consolidated financial statements).

      The table below presents principal amounts, related interest rates by year of maturity and aggregate amounts as of March 31, 2003 for our fixed and variable rate debt obligations, including our senior secured discount notes, vendor credit facilities, handset financing obligations and tower financing obligations. For our interest rate swap agreement, the table presents the notional amount and related interest rate for the expected (contractual) maturity date. The notional amount is used to calculate the contractual payments to be exchanged under the contract. The $225.0 million notional amount of our interest rate swap agreement amortizes according to the contractual principal maturities of our international Motorola equipment financing facility. The average receive rate included in the table represents the current six month LIBOR rate under the swap. This rate will be reset every six months beginning June 30, 2003. We determined the fair values included in this section based on:

•	quoted market prices for our senior notes;

•	carrying values for our vendor credit facilities as of March 31, 2003 as interest rates are reset periodically;

•	carrying values for our tower financing obligations as interest rates were set recently when we entered into these transactions during the first quarter of 2003; and

•	estimates from bankers for our interest rate swap agreement.

The change in the fair values of our debt since December 31, 2002 reflects changes in applicable market conditions. All of the information in the table is presented in U.S dollar equivalents, which is our reporting currency. The actual cash flows associated with our long-term debt are denominated in U.S. dollars (US$), Mexican pesos (MP) and Brazilian reais (BR).

	Year of Maturity						March 31, 2003

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

	(U.S. dollars in thousands)
Long-Term Debt:
Fixed Rate (US$)	$—	$—	$—	$—	$—	$180,821	$180,821	$144,657
Average Interest Rate	—	—	—	—	—	13.0%	13.0%
Fixed Rate (MP)	$—	$—	$—	$—	$—	$39,958	$39,958	$39,958
Average Interest Rate	—	—	—	—	—	27.6%	27.6%
Fixed Rate (BR)	$—	$—	$—	$—	$—	$8,664	$8,664	$8,664
Average Interest Rate	—	—	—	—	—	20.0%	20.0%
Variable Rate (US$)	$44,997	$56,250	$56,250	$82,048	$82,048	$51,597	$373,190	$373,190
Average Interest Rate	12.0%	6.4%	6.4%	6.3%	6.3%	6.0%	7.0%
Interest Rate Swap:
Variable to Fixed	$—	$56,250	$56,250	$56,250	$56,250	$—	$225,000	$(1,722)
Average Pay Rate	3.0%	3.0%	3.0%	3.0%	3.0%	—	3.0%
Average Receive Rate	1.4%	1.4%	1.4%	1.4%	1.4%	—	1.4%

Item 4.	Controls and Procedures.

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

      We and/or our operating companies are parties to certain legal proceedings that are described in our 2002 annual report on Form 10-K. During the three months ended March 31, 2003, there were no material changes in the status of or developments regarding those legal proceedings that have not been previously disclosed in our 2002 annual report on Form 10-K. In addition, some of our competitors are currently challenging, in administrative or judicial proceedings, the validity of some of our licenses or the scope of services we provide under those licenses, particularly in Mexico and Chile. While we believe that our licenses are valid and that our services are within the scope of our licenses, any revocation of a material number of our licenses or any significant limitation of our services would adversely affect our business.

Item 6.	Exhibits and Reports on Form 8-K.

      (a) List of Exhibits.

Exhibit
Number	Exhibit Description

99.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
99.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

      (b) Reports on Form 8-K.

We filed the following reports on Form 8-K with the Securities and Exchange Commission during the three months ended March 31, 2003:

•	On February 14, 2003, we filed a Current Report on Form 8-K, dated February 12, 2003, reporting under Item 5, and including as an exhibit a press release on, our financial results and other data for the quarter and year ended December 31, 2002.

•	On March 7, 2003, we filed a Current Report on Form 8-K, dated March 7, 2003, reporting under Item 5, and including as an exhibit a press release on, a correction to our earnings for the quarter and year ended December 31, 2002.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ RICARDO L. ISRAELE

Ricardo L. Israele Vice President and Controller (Principal Accounting Officer)

Date: May 14, 2003

CERTIFICATION

I, Steven M. Shindler, certify that:

1. I have reviewed this quarterly report on Form 10-Q of NII Holdings, Inc.;

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

      (b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ STEVEN M. SHINDLER

Steven M. Shindler Chief Executive Officer

Date: May 14, 2003

CERTIFICATION

I, Byron R. Siliezar, certify that:

1. I have reviewed this quarterly report on Form 10-Q of NII Holdings, Inc.;

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

      (b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ BYRON R. SILIEZAR

Byron R. Siliezar Chief Financial Officer

Date: May 14, 2003

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

99.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
99.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350