Form 10-Q
period 2003-06-30
NII HOLDINGS INC
filed 2003-08-14
CIK 1037016

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
OR

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

(703) 390-5100

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☑          No ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on August 4, 2003

Common Stock, $0.001 par value per share	20,531,239

NII HOLDINGS, INC. AND SUBSIDIARIES

Report of Independent Accountants

To the Board of Directors and Shareholders

of NII Holdings, Inc.

      We have reviewed the accompanying condensed consolidated balance sheet of NII Holdings, Inc. and its subsidiaries as of June 30, 2003, and the related condensed consolidated statements of operations and comprehensive income and of changes in stockholders’ equity for each of the three-month and six-month periods ended June 30, 2003 and the condensed consolidated statement of cash flows for the six-month period ended June 30, 2003. These interim financial statements are the responsibility of the Company’s management.

      We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ PRICEWATERHOUSECOOPERS LLP

August 7, 2003

PART I — FINANCIAL INFORMATION.

Item 1. Financial Statements — Unaudited.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2003 and December 31, 2002
(in thousands)

	June 30,	December 31,
	2003	2002

	Unaudited
ASSETS
Current assets
Cash and cash equivalents	$306,564	$231,161
Accounts receivable, less allowance for doubtful accounts of $10,293 and $7,143	112,494	100,953
Handset and accessory inventory, net	17,957	17,954
Prepaid expenses and other	74,890	45,535

Total current assets	511,905	395,603
Property, plant and equipment, net of accumulated depreciation of $31,947 and $5,038	327,022	230,208
Intangible assets, net of accumulated amortization of $25,284 and $6,429	179,743	200,098
Other assets	22,443	23,008

Total assets	$1,041,113	$848,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, accrued expenses and other	$211,795	$176,736
Deferred revenues	27,297	20,763
Accrued interest	4,771	2,587
Due to related parties	55,669	52,178

Total current liabilities	299,532	252,264
Long-term debt, including $370,347 and $365,991 due to related parties	513,104	432,157
Deferred income taxes	4,288	4,387
Other long-term liabilities	106,942	68,695

Total liabilities	923,866	757,503
Commitments and contingencies (Note 4)
Stockholders’ equity
Common stock, 20,531 shares issued and outstanding — 2003, 20,000 shares issued and outstanding — 2002	21	20
Paid-in capital	50,505	49,178
Retained earnings	93,622	42,566
Accumulated other comprehensive loss	(26,901)	(350)

Total stockholders’ equity	117,247	91,414

Total liabilities and stockholders’ equity	$1,041,113	$848,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)
For the Six and Three Months Ended June 30, 2003 (Successor Company) and 2002 (Predecessor Company)
(in thousands, except per share amounts)
Unaudited

	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Operating revenues
Service and other revenues	$409,431	$369,187	$214,834	$182,164
Digital handset and accessory revenues	19,913	15,750	11,117	8,005

	429,344	384,937	225,951	190,169

Operating expenses
Cost of service (exclusive of depreciation included below)	100,343	103,137	54,458	51,674
Cost of digital handset and accessory sales	58,785	52,089	30,538	25,522
Selling, general and administrative	150,455	166,928	78,444	76,082
Impairment, restructuring and other charges	—	14,721	—	9,499
Depreciation	19,135	31,833	10,489	17,581
Amortization	18,750	6,055	9,283	2,995

	347,468	374,763	183,212	183,353

Operating income	81,876	10,174	42,739	6,816

Other income (expense)
Interest expense	(30,923)	(137,189)	(17,003)	(57,380)
Interest income	5,228	2,623	3,295	1,051
Reorganization items, net	—	(124,861)	—	(124,861)
Foreign currency transaction gains (losses), net	14,966	(139,508)	26,128	(65,258)
Other expense, net	(7,046)	(3,931)	(5,080)	(1,929)

	(17,775)	(402,866)	7,340	(248,377)

Income (loss) from continuing operations before income tax provision	64,101	(392,692)	50,079	(241,561)
Income tax provision	(13,045)	(8,892)	(8,442)	(3,495)

Net income (loss) from continuing operations	51,056	(401,584)	41,637	(245,056)
Discontinued operations
Income from operations of Nextel Philippines	—	11,008	—	9,029
Income tax provision	—	(590)	—	(590)

Income from discontinued operations	—	10,418	—	8,439

Net income (loss)	$51,056	$(391,166)	$41,637	$(236,617)

Net income (loss) from continuing operations per common share, basic	$2.52	$(1.49)	$2.04	$(0.91)
Net income from discontinued operations per common share, basic	—	0.04	—	0.03

Net income (loss) per common share, basic	$2.52	$(1.45)	$2.04	$(0.88)

Net income (loss) from continuing operations per common share, diluted	$2.39	$(1.49)	$1.94	$(0.91)

Net income from discontinued operations per common share, diluted	—	0.04	—	0.03

Net income (loss) per common share, diluted	$2.39	$(1.45)	$1.94	$(0.88)
Weighted average number of common shares outstanding, basic	20,272	270,382	20,391	270,382

Weighted average number of common shares outstanding, diluted	21,406	270,382	21,484	270,382

Comprehensive income (loss), net of income tax
Foreign currency translation adjustment	$(21,240)	$47,740	$(1,957)	$21,608
Unrealized loss on cash flow hedge	(5,311)	—	(3,589)	—

Other comprehensive (loss) income	(26,551)	47,740	(5,546)	21,608
Net income (loss)	51,056	(391,166)	41,637	(236,617)

	$24,505	$(343,426)	$36,091	$(215,009)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2003
(in thousands)
Unaudited

					Accumulated
	Common Stock				Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance, January 1, 2003	20,000	$20	$49,178	$42,566	$(350)	$91,414
Net income	—	—	—	51,056	—	51,056
Other comprehensive loss	—	—	—	—	(26,551)	(26,551)
Exercise of stock options	531	1	1,327	—	—	1,328

Balance, June 30, 2003	20,531	$21	$50,505	$93,622	$(26,901)	$117,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2003 (Successor Company) and 2002 (Predecessor Company)
(in thousands)
Unaudited

	Successor	Predecessor
	Company	Company

	June 30,	June 30,
	2003	2002

Cash flows from operating activities
Net income (loss)	$51,056	$(391,166)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of debt financing costs and accretion of senior discount notes	12,201	67,475
Depreciation and amortization	37,885	37,986
Provision for losses on accounts receivable	5,101	15,158
Foreign currency transaction (gains) losses, net	(14,966)	130,461
Reorganization items, net	—	124,311
Impairment, restructuring and other charges	—	7,968
Deferred income tax benefit	(99)	(632)
Other, net	1,733	3,452
Change in assets and liabilities:
Accounts receivable	(20,108)	10,865
Handset and accessory inventory	(2,275)	8,689
Prepaid expenses and other assets	(21,584)	13,177
Current liabilities	34,809	(3,758)
Other long-term liabilities	20,045	2,603
Proceeds from spectrum sharing agreement with Nextel Communications	9,315	—

Net cash provided by operating activities	113,113	26,589

Cash flows from investing activities
Capital expenditures	(102,037)	(130,827)
Payments for acquisitions, purchases of licenses and other	(57)	(719)

Net cash used in investing activities	(102,094)	(131,546)

Cash flows from financing activities
Proceeds from stock option exercises	1,328	—
Proceeds from towers financing transactions	66,938	—
Transfers to restricted cash	(7,810)	—
Repayments to Nextel Communications, net	—	(12,130)
Repayments under long-term credit facilities and other	—	(8,044)

Net cash provided by (used in) financing activities	60,456	(20,174)

Effect of exchange rate changes on cash and cash equivalents	3,928	331

Net increase (decrease) in cash and cash equivalents	75,403	(124,800)
Cash and cash equivalents, beginning of period	231,161	250,250

Cash and cash equivalents, end of period	$306,564	$125,450

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

      You should read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our 2002 annual report on Form 10-K and our quarterly report on Form 10-Q for the quarter ended March 31, 2003. You should not expect results of operations of interim periods to be an indication of the results for a full year.

      We refer to our results for 2002 that occurred prior to our emergence from reorganization as those of the “Predecessor Company” and results for 2003 as those of the “Successor Company.” As a result of our emergence from reorganization and the application of fresh-start accounting in accordance with American Institute of Certified Public Accountants Statement of Position, or SOP, 90-7, “Financial Reporting for Entities in Reorganization Under the Bankruptcy Code” on October 31, 2002, our condensed consolidated financial statements for periods ended subsequent to October 31, 2002 have been prepared for the Successor Company as a new entity with assets, liabilities and a capital structure having carrying values not comparable with that of the Predecessor Company.

      Restricted Cash. Other assets include $7.8 million of restricted cash as of June 30, 2003, which primarily represents cash held in escrow as collateral for our interest rate swap (see Note 2). Restricted cash is not available to fund any of the cash needs of NII Holdings or any of our subsidiaries.

      Accumulated Other Comprehensive Loss. The components of our accumulated other comprehensive loss as of June 30, 2003 and December 31, 2002 are as follows:

	June 30,	December 31,
	2003	2002

	(in thousands)
Cumulative foreign currency translation adjustment	$(21,590)	$(350)
Unrealized loss on cash flow hedge	(5,311)	—

	$(26,901)	$(350)

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

          Supplemental Cash Flow Information.

	Successor	Predecessor
	Company	Company

	Six Months Ended
	June 30,

	2003	2002

	(in thousands)
Capital expenditures
Cash paid for capital expenditures, including capitalized interest	$102,037	$130,827
Changes in capital expenditures accrued and unpaid or financed	15,017	(26,804)

	117,054	104,023
Capital expenditures from discontinued operations	—	(1,168)

Capital expenditures from continuing operations	$117,054	$102,855

Interest costs
Interest expense	$30,923	$137,189
Interest capitalized	3,513	5,116

	$34,436	$142,305

Cash paid for interest, net of amounts capitalized
Cash paid for interest expensed, net of amounts capitalized	$11,541	$24,651
Cash paid for prepaid interest	2,550	5,770

	$14,091	$30,421

Cash paid for reorganization items included in operating activities, net of $152 in interest income in 2002	$2,503	$1,423

Cash paid for income taxes	$17,000	$600

      Net Income (Loss) Per Share, Basic and Diluted. Basic net income (loss) per share includes no dilution and is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution of securities that could participate in our earnings. As presented for the six and three months ended June 30, 2002, our basic and diluted net income (loss) per share is based on the weighted average number of common shares outstanding during the period and does not include other potential common shares, including shares issuable upon exercise of stock options, since their effect would be antidilutive to our net loss.

      The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per share as disclosed in our consolidated statements of operations and comprehensive income (loss) for the six and three months ended June 30, 2003:

	Six Months Ended June 30, 2003			Three Months Ended June 30, 2003

	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(in thousands, except per share data)
Basic net income per share:
Net income	$51,056	20,272	$2.52	$41,637	20,391	$2.04

Effect of dilutive securities:
Stock options	—	1,134		—	1,093

Diluted net income per share:
Net income	$51,056	21,406	$2.39	$41,637	21,484	$1.94

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

      Stock-Based Compensation. As of June 30, 2003, we had one stock-based employee compensation plan. We account for this plan under the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Standard No. 123,” to stock-based employee compensation.

	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(in thousands, except per share data)
Net income (loss), as reported	$51,056	$(391,166)	$41,637	$(236,617)
Deduct:
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(361)	(14,346)	(181)	(7,173)

Pro forma net income (loss)	$50,695	$(405,512)	$41,456	$(243,790)

Net income (loss) per share:
Basic — as reported	$2.52	$(1.45)	$2.04	$(0.88)

Basic — pro forma	$2.50	$(1.50)	$2.03	$(0.90)

Diluted — as reported	$2.39	$(1.45)	$1.94	$(0.88)

Diluted — pro forma	$2.37	$(1.50)	$1.93	$(0.90)

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

      Effective January 1, 2002, we applied the provisions of SFAS No. 142 to all goodwill and intangible assets recognized on our financial statements at that date. We wrote off the entire balance of our goodwill as of December 31, 2001 and have not recorded any additions to goodwill subsequent to that date. We also determined that our licenses and customer lists have finite useful lives. For these reasons, we have not been required to, and have not performed, an impairment test on our intangible assets subsequent to December 31, 2001. Further, we determined that the estimated remaining useful lives and residual values of our intangible assets did not require adjustments. As a result, the adoption of SFAS No. 142 on January 1, 2002 did not have a material impact on our financial position or results of operations.

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

      Our intangible assets as of June 30, 2003 and December 31, 2002 are as follows:

	June 30, 2003			December 31, 2002

	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value

	(in thousands)
Amortized intangible assets:
Licenses	$102,993	$(3,953)	$99,040	$102,040	$(1,085)	$100,955
Customer base	86,685	(20,658)	66,027	88,930	(5,179)	83,751
Tradename	15,195	(673)	14,522	15,403	(165)	15,238
Other intangible assets	154	—	154	154	—	154

Total intangible assets	$205,027	$(25,284)	$179,743	$206,527	$(6,429)	$200,098

      Based solely on the carrying amount of amortized intangible assets existing as of June 30, 2003 and current exchange rates, we estimate amortization expense for each of the next five years ending December 31 to be as follows (in thousands):

Estimated
Amortization
Years	Expense

2003	42,426
2004	47,261
2005	33,196
2006	7,455
2007	7,115

      Actual amortization expense to be reported in future periods could differ from these estimates as a result of changes in exchange rates and other relevant factors. During the six and three months ended June 30, 2003, we did not acquire, dispose of or write-down any goodwill or intangible assets with indefinite useful lives.

      New Accounting Pronouncements. In January 2003, the FASB issued FASB Interpretation, or FIN, No. 46, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51,” which clarifies the application of Accounting Research Bulletin, or ARB, No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 provides guidance related to identifying variable interest entities (previously known generally as special purpose entities or SPEs) and determining whether such entities should be consolidated. FIN No. 46 must be applied immediately to variable interest entities created, or interests in variable interest entities obtained, after January 31, 2003. For those variable interest entities created, or interests in variable interest entities obtained, on or before January 31, 2003, the guidance in FIN No. 46 must be applied in the first fiscal year or interim period beginning after June 15, 2003. The adoption of FIN No. 46 on July 1, 2003 did not have a material impact on our financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting and reporting for derivative instruments, including embedded derivatives, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133 to reflect the decisions made as part of the Derivatives Implementation Group, or DIG, and in other FASB projects or deliberations. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. However, certain issues that have been already

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

cleared by the FASB retain their respective effective dates. The adoption of SFAS No. 149 on July 1, 2003 did not have a material impact on our financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures, in its statement of financial position, certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies the characteristics of an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003 did not have a material impact on our financial position or results of operations.

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

      Effective November 1, 2002, in connection with our adoption of fresh-start accounting in accordance with SOP 90-7, we implemented Emerging Issues Task Force, or EITF, Issue No. 00-21, “Accounting for Revenue Arrangement with Multiple Deliverables.” In addition, in connection with our application of the purchase method of accounting, we followed the guidance provided by EITF Issue No. 01-03, “Accounting in a Business Combination for Deferred Revenue of an Acquiree.” As a result of our implementation of EITF Issue No. 00-21, we now recognize all revenue from sales and related cost of sales of handsets when title and risk of loss pass to the customer. EITF Issue No. 01-03 requires an acquiring entity to recognize a liability related to deferred revenue of an acquired entity only if that deferred revenue represents a legal obligation assumed by the acquired entity. Handset sales revenue that we previously deferred under SAB No. 101 did not represent a legal performance obligation because delivery of title and risk of loss of the handset had occurred and no right of return existed. As a result, we did not recognize any deferred revenues or deferred cost of revenues related to prior period handset sales when we applied the purchase method of accounting. Therefore, effective November 1, 2002, we no longer recognize revenues from digital handset sales and an equal amount of cost of revenues that are attributable to handset sales reported in prior periods.

Note 2. Debt

	June 30,	December 31,
	2003	2002

	(in thousands)
13.0% senior secured discount notes due 2009, net of unamortized discount of $64,877 and $76,857.	$115,944	$103,964
International equipment facility	225,000	225,000
Brazil equipment facility	103,193	103,193
Tower financing obligations	68,967	—

	$513,104	$432,157

      Tower Financing Obligations. In December 2002, we announced the signing of a definitive agreement with American Tower Corporation for the sale and leaseback by certain of our subsidiaries of at least 535

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

communication towers in Mexico and Brazil for an aggregate purchase price of $100.0 million. Rental payments on such communication towers are made in local currency. American Tower has also agreed to acquire, build or co-locate up to 250 additional cell sites to our incremental network build-out, of which at least 100 cell sites must be co-locations on American Tower’s existing towers. The remaining 150 cell sites, if not co-located on American Tower’s existing towers, will be part of a build-to-suit program, which is expected to be completed over the next two to three years.

      In connection with this transaction, during the first quarter of 2003, our Mexican operating company sold a total of 223 towers for total proceeds of $41.6 million. In addition, our Brazilian operating company sold 64 towers for $8.6 million in proceeds.

      During the second quarter of 2003, our Mexican operating company sold an additional 78 towers for $14.6 million in proceeds and our Brazilian operating company sold an additional 16 towers for $2.2 million in proceeds.

      Subsequent to the end of the second quarter of 2003, our Mexican operating company sold an additional 64 towers for $12.0 million in proceeds.

      As a result of provisions in the sale-leaseback agreement that provide for continuing involvement by us, we accounted for these tower sales as financing arrangements and therefore did not recognize gains from the sales. We have maintained the tower assets on our balance sheet and continue to depreciate them. We recognized the proceeds received as financing obligations that will be repaid through monthly rent payments over 15 years. Both the proceeds received and rent payments due are denominated in Mexican pesos for the Mexican transactions and in Brazilian reais for the Brazilian transactions. Rent payments are subject to local inflation adjustments. To the extent that American Tower leases these communication towers to third party companies, our base rent and ground rent related to the towers leased are reduced.

      Interest Rate Swap. We use derivative instruments to manage our exposure to changes in interest rates. We do not use derivative instruments for trading or other speculative purposes. The use of derivative instruments exposes us to market risk and credit risk. Market risk is the adverse effect that a change in interest rates has on the value of a financial instrument. We manage market risk associated with our derivative instruments by establishing and monitoring limits on the degree of risk that may be undertaken. This risk is also monitored regularly by senior management. While derivative instruments are subject to fluctuations in values, these fluctuations are generally offset by fluctuations in fair values or cash flows of the underlying hedged items. Credit risk is the risk of loss that the counterparty exposes us to in the event of nonperformance. We mitigate credit risk by dealing only with counterparties that have at least an “A” rating from either Moody’s or Standard & Poor’s, and by setting exposure limits for each approved counterparty. We currently do not hedge assets or liabilities denominated in foreign currencies or foreign currency transactions.

      In February 2003, we entered into an interest rate swap to hedge our exposure to changes in interest rates on our $225.0 million variable interest rate international equipment facility. The interest rate swap hedges the variability in future cash flows of the facility caused by movements in six-month LIBOR. Under the interest rate swap, we agreed to exchange the difference between six-month LIBOR and a fixed interest rate, multiplied by a notional principal amount of $225.0 million. The swap effectively converts our variable rate $225.0 million facility to a fixed rate borrowing at 7.99%.

      The interest rate swap qualifies as a cash flow hedge under SFAS No. 133 because the primary terms, including the principal and notional amount and the interest reset dates, of our Motorola facility and interest rate swap match. The unrealized gain or loss upon measuring the change in the swap at its fair value at each balance sheet date is recorded as a component of other comprehensive income (loss) within stockholders’ equity and either a derivative instrument asset or liability is recorded on the balance sheet. The amount recorded as a component of other comprehensive income (loss) will be reclassified into earnings as an

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

adjustment to interest expense as the forecasted transactions (future interest payments) affect earnings. We recorded a cumulative unrealized loss of $5.3 million, representing the current fair value of the interest rate swap, as a component of other comprehensive income (loss) and a corresponding liability on our consolidated balance sheet as of June 30, 2003.

Note 3. Balance Sheet Details

          Prepaid Expenses and Other.

	June 30,	December 31,
	2003	2002

	(in thousands)
Value added tax receivables, current	$23,711	$16,491
Prepaid income taxes	16,500	—
Prepaid expenses	15,898	11,898
Insurance claims	9,498	—
Advances to suppliers	4,309	4,456
Prepaid interest	2,550	1,984
Other	2,424	10,706

	$74,890	$45,535

          Property, Plant and Equipment.

	June 30,	December 31,
	2003	2002

	(in thousands)
Land	$611	$581
Leasehold improvements	16,306	14,325
Digital network equipment	220,889	153,814
Office equipment, furniture and fixtures and other	42,191	22,901
Less: Accumulated depreciation and amortization	(31,947)	(5,038)

	248,050	186,583
Construction in progress	78,972	43,625

	$327,022	$230,208

          Other Long-Term Liabilities.

	June 30,	December 31,
	2003	2002

	(in thousands)
Tax and other contingencies	$53,939	$33,895
Proceeds from spectrum sharing agreement with Nextel Communications	34,315	25,000
Withholding taxes	9,800	9,800
Interest rate swap	5,311	—
Accrued interest	3,577	—

	$106,942	$68,695

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

Note 4. Contingencies

      Brazilian Contingencies. Nextel Brazil has received tax assessment notices from state and federal Brazilian tax authorities asserting deficiencies in tax payments related primarily to value added taxes and import duties based on the classification of equipment and services. Nextel Brazil has filed various petitions disputing these assessments. In some cases Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases Nextel Brazil’s petitions have been denied and Nextel Brazil is currently appealing those decisions. Nextel Brazil is also disputing certain non-tax related claims. Additionally, Nextel Brazil has filed a lawsuit against the Brazilian government disputing the legality of an increase in certain social contribution tax rates. Nextel Brazil believes it has appropriately reserved for probable losses related to these tax and non-tax matters in accordance with SFAS No. 5, “Accounting for Contingencies.” Additionally, we estimate the range of possible losses related to these tax and non-tax matters to be between $45.0 million and $50.0 million. From time to time, Nextel Brazil may also receive additional tax assessment or claim notices of a similar nature. Although we cannot currently reasonably estimate a range of possible losses relating to these unasserted assessments or claims, we continue to evaluate the likelihood of possible losses, if any.

      Mexico Telecommunications Tax Contingencies. On December 31, 2002, the Mexican Congress amended the law regarding the tax on the revenues of telecommunications companies. Therefore, our Mexican operating company initiated a legal proceeding to dispute the 2003 telecom tax with respect to our dispatch, paging and value added services. The guidance received from legal counsel in Mexico related to the expected outcome of this dispute had been inconclusive.

      As part of the 2003 legal proceeding to dispute the 2003 telecom tax, the court suspended our obligation to pay the tax until the case is definitively resolved. In response, our Mexican operating company is not paying the tax, but is reserving the amounts corresponding to the tax for revenue derived from our dispatch, paging and value added services, in order to pay such amount if the court ultimately decides in favor of the government. As of June 30, 2003, accounts payable, accrued expenses and other includes $9.5 million of reserves related to this dispute. The final outcome and related timing of the resolution of this dispute is uncertain.

      With respect to our interconnect services, our legal advisors consider that certain Mexican tax authority’s opinion from November 2002, confirming that such services were exempt from payment of the telecommunications tax is still valid and applicable with respect to the 2003 tax. Consequently, our Mexican operating company is no longer accruing taxes specifically related to revenue derived from such services.

      Legal Proceedings. We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business or results of operations. In addition, some of our competitors and others are currently challenging in administrative or judicial proceedings the validity of some of our licenses or the scope of services we provide under those licenses, particularly in Mexico and Chile. While we believe that our licenses are valid and that our services are within the scope of our licenses, any revocation of our licenses or limitation of our services would materially adversely affect our business.

Note 5. Segment Reporting

      We operate in four reportable segments: (1) Mexico, (2) Brazil, (3) Argentina and (4) Peru. The operations of all other businesses that fall below the segment reporting thresholds are included in the “Corporate and other” segment below. This segment includes our Chilean operating companies, our corporate operations in the U.S. and our Cayman entity that issued our senior secured discount notes. We evaluate the performance of these segments and provide resources to them based on operating income before depreciation

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

and amortization and impairment, restructuring and other charges, which we refer to as segment earnings. We do not allocate any corporate overhead costs to our reportable segments because these expenses are not provided to or used by our chief operating decision maker in evaluating the performance of these segments.

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated

	(in thousands)
Six Months Ended June 30, 2003 (Successor Company)
Operating revenues	$264,610	$68,767	$49,091	$46,376	$767	$(267)	$429,344

Segment earnings (losses)	$106,505	$6,183	$13,459	$10,537	$(16,923)	$—	$119,761
Depreciation and amortization	(33,386)	(1,368)	(1,313)	(1,863)	(236)	281	(37,885)

Operating income (loss)	73,119	4,815	12,146	8,674	(17,159)	281	81,876
Interest expense	(8,218)	(5,688)	(46)	(1,021)	(16,458)	508	(30,923)
Interest income	1,317	2,152	326	511	1,430	(508)	5,228
Foreign currency transaction (losses) gains, net	(6,496)	21,895	(510)	89	(12)	—	14,966
Other (expense) income, net	(568)	(2,939)	8,281	(867)	(7,462)	(3,491)	(7,046)

Income (loss) from continuing operations before income tax	$59,154	$20,235	$20,197	$7,386	$(39,661)	$(3,210)	$64,101

Capital expenditures from continuing operations	$90,153	$8,397	$7,512	$9,189	$1,803	$—	$117,054

Six Months Ended June 30, 2002 (Predecessor Company)
Operating revenues	$201,983	$97,392	$44,862	$40,066	$852	$(218)	$384,937

Segment earnings (losses)	$55,568	$4,562	$7,777	$10,140	$(15,264)	$—	$62,783
Impairment, restructuring and other charges	—	(695)	(8,542)	(23)	(5,461)	—	(14,721)
Depreciation and amortization	(24,844)	(6,477)	(1,169)	(2,941)	(3,445)	988	(37,888)

Operating income (loss)	30,724	(2,610)	(1,934)	7,176	(24,170)	988	10,174
Interest expense	(3,220)	(20,045)	(5,987)	(1,595)	(119,840)	13,498	(137,189)
Interest income	213	13,878	36	18	5,857	(17,379)	2,623
Reorganization items, net	—	—	—	—	(124,861)	—	(124,861)
Foreign currency transaction (losses) gains, net	(6,509)	946	(134,434)	(168)	171	486	(139,508)
Other expense, net	(901)	(1,356)	(1,416)	(246)	(12)	—	(3,931)

Income (loss) from continuing operations before income tax	$20,307	$(9,187)	$(143,735)	$5,185	$(262,855)	$(2,407)	$(392,692)

Capital expenditures from continuing operations	$67,773	$16,574	$8,724	$9,044	$740	$—	$102,855

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated

	(in thousands)
Three Months Ended June 30, 2003 (Successor Company)
Operating revenues	$138,176	$35,093	$28,756	$23,683	$377	$(134)	$225,951

Segment earnings (losses)	$56,444	$2,698	$6,995	$4,884	$(8,510)	$—	$62,511
Depreciation and amortization	(17,372)	(812)	(722)	(1,020)	(127)	281	(19,772)

Operating income (loss)	39,072	1,886	6,273	3,864	(8,637)	281	42,739
Interest expense	(4,563)	(3,457)	(46)	(486)	(8,670)	219	(17,003)
Interest income	566	1,548	230	504	666	(219)	3,295
Foreign currency transaction gains (losses), net	7,793	19,761	(1,394)	(37)	5	—	26,128
Other (expense) income, net	(744)	(2,868)	1,089	(792)	(384)	(1,381)	(5,080)

Income (loss) from continuing operations before income tax	$42,124	$16,870	$6,152	$3,053	$(17,020)	$(1,100)	$50,079

Capital expenditures from continuing operations	$41,266	$3,713	$3,261	$3,666	$918	$—	$52,824

Three Months Ended June 30, 2002 (Predecessor Company)
Operating revenues	$104,357	$50,112	$15,220	$20,199	$417	$(136)	$190,169

Segment earnings (losses)	$28,699	$5,859	$3,943	$5,177	$(6,787)	$—	$36,891
Impairment, restructuring and other charges	—	(168)	(7,600)	—	(1,731)	—	(9,499)
Depreciation and amortization	(13,641)	(3,457)	(607)	(1,765)	(1,725)	619	(20,576)

Operating income (loss)	15,058	2,234	(4,264)	3,412	(10,243)	619	6,816
Interest expense	(879)	(4,975)	(3,089)	(792)	(50,173)	2,528	(57,380)
Interest income	167	368	32	12	3,000	(2,528)	1,051
Reorganization items, net	—	—	—	—	(124,861)	—	(124,861)
Foreign currency transaction (losses) gains, net	(6,348)	(2,216)	(57,181)	94	104	289	(65,258)
Other expense, net	(280)	(797)	(769)	(59)	(24)	—	(1,929)

Income (loss) from continuing operations before income tax	$7,718	$(5,386)	$(65,271)	$2,667	$(182,197)	$908	$(241,561)

Capital expenditures from continuing operations	$27,139	$3,400	$1,712	$1,856	$507	$—	$34,614

June 30, 2003
Property, plant and equipment, net	$275,145	$18,212	$20,473	$13,203	$1,818	$(1,829)	$327,022

Identifiable assets	$685,836	$103,206	$67,914	$72,927	$113,059	$(1,829)	$1,041,113

December 31, 2002
Property, plant and equipment, net	$207,922	$4,433	$4,599	$12,668	$241	$345	$230,208

Identifiable assets	$534,931	$73,353	$39,576	$63,428	$137,284	$345	$848,917

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

Note 6. Condensed Consolidating Financial Information

      In preparing our condensed consolidating financial information, we present the non-guarantor subsidiary of our Mexican operating company using the equity method. Accordingly, our unaudited consolidated financial statements do not agree to our unaudited condensed consolidating financial information.

CONDENSED CONSOLIDATING BALANCE SHEET

(Successor Company)
As of June 30, 2003
(in thousands)
Unaudited

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)(1)	Subsidiaries(2)	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$7,740	$123,125	$143,241	$32,458	$—	$306,564
Accounts receivable, net	48	112	99,316	13,018	—	112,494
Handset and accessory inventory, net	—	—	15,862	2,095	—	17,957
Prepaid expenses and other	3	—	67,943	4,951	—	72,897

Total current assets	7,791	123,237	326,362	52,522	—	509,912
Property, plant and equipment, net	1,907	—	313,542	13,402	(1,829)	327,022
Investments in and advances to affiliates	126,723	42,311	463,337	—	(506,651)	125,720
Intangible assets, net	154	—	33,212	3,043	—	36,409
Other assets	49,016	86,135	54,285	858	(167,903)	22,391

	$185,591	$251,683	$1,190,738	$69,825	$(676,383)	$1,021,454

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, accrued expenses and other	$26,753	$664	$163,871	$20,203	$—	$211,491
Deferred revenues	—	—	24,755	2,542	—	27,297
Accrued interest	—	—	4,771	—	—	4,771
Due to related parties	26,326	53,353	118,940	6,327	(168,632)	36,314

Total current liabilities	53,079	54,017	312,337	29,072	(168,632)	279,873
Long-term debt	—	185,945	327,159	—	—	513,104
Deferred income taxes	154	—	3,864	270	—	4,288
Other long-term liabilities	15,111	—	88,600	3,231	—	106,942

Total liabilities	68,344	239,962	731,960	32,573	(168,632)	904,207

Total stockholders’ equity	117,247	11,721	458,778	37,252	(507,751)	117,247

	$185,591	$251,683	$1,190,738	$69,825	$(676,383)	$1,021,454

(1)	NII Holdings (Cayman), Ltd. is the issuer of our senior secured discount notes due 2009.

(2)	This category represents our subsidiaries that have provided guarantees of the obligations of NII Holdings (Cayman), Ltd. under our senior secured discount notes due 2009.

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Successor Company)
For the Six Months Ended June 30, 2003
(in thousands)
Unaudited

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$373,294	$49,860	$(267)	$422,887

Operating expenses
Cost of revenues (exclusive of depreciation included below)	—	—	139,429	19,966	(267)	159,128
Selling, general and administrative	15,291	—	110,530	17,594	—	143,415
Depreciation	188	—	18,212	1,016	(281)	19,135
Amortization	—	—	16,078	328	—	16,406

	15,479	—	284,249	38,904	(548)	338,084

Operating (loss) income	(15,479)	—	89,045	10,956	281	84,803

Other income (expense)
Interest expense	—	(14,985)	(15,667)	(90)	508	(30,234)
Interest income	128	738	4,304	328	(508)	4,990
Foreign currency transaction gains (losses), net	—	—	15,487	(523)	—	14,964
Equity in income (losses) of affiliates	66,792	18,653	62,902	—	(151,723)	(3,376)
Other (expense) income, net	(363)	—	(11,475)	8,283	(3,491)	(7,046)

	66,557	4,406	55,551	7,998	(155,214)	(20,702)

Income before income tax provision	51,078	4,406	144,596	18,954	(154,933)	64,101
Income tax provision	(22)	—	(12,373)	(650)	—	(13,045)

Net income	$51,056	$4,406	$132,223	$18,304	$(154,933)	$51,056

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Successor Company)
For the Three Months Ended June 30, 2003
(in thousands)
Unaudited

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$194,802	$29,135	$(134)	$223,803

Operating expenses
Cost of revenues (exclusive of depreciation included below)	—	—	71,990	13,140	(134)	84,996
Selling, general and administrative	7,636	—	58,130	9,617	—	75,383
Depreciation	113	—	10,079	578	(281)	10,489
Amortization	—	—	8,186	150	—	8,336

	7,749	—	148,385	23,485	(415)	179,204

Operating (loss) income	(7,749)	—	46,417	5,650	281	44,599

Other income (expense)
Interest expense	—	(7,970)	(8,866)	(75)	219	(16,692)
Interest income	92	355	2,721	230	(219)	3,179
Foreign currency transaction gains (losses), net	—	—	27,516	(1,390)	—	26,126
Equity in income (losses) of affiliates	49,657	21,994	51,387	—	(124,989)	(1,951)
Other (expense) income, net	(363)	—	(4,528)	1,090	(1,381)	(5,182)

	49,386	14,379	68,230	(145)	(126,370)	5,480

Income before income tax provision	41,637	14,379	114,647	5,505	(126,089)	50,079
Income tax provision	—	—	(8,261)	(181)	—	(8,442)

Net income	$41,637	$14,379	$106,386	$5,324	$(126,089)	$41,637

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Successor Company)
For the Six Months Ended June 30, 2003
(in thousands)
Unaudited

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents, beginning of period	$9,811	$122,499	$81,156	$17,695	$—	$231,161
Cash flows (used in) from operating activities	(19,179)	626	115,477	16,189	—	113,113
Cash flows from (used in) investing activities	(1,943)	—	(98,251)	(5,912)	4,012	(102,094)
Cash flows from financing activities	19,051	—	43,806	1,611	(4,012)	60,456
Effect of exchange rate changes on cash and cash equivalents	—	—	1,053	2,875	—	3,928

Cash and cash equivalents, end of period	$7,740	$123,125	$143,241	$32,458	$—	$306,564

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

CONDENSED CONSOLIDATING BALANCE SHEET

(Successor Company)
As of December 31, 2002
(in thousands)
Unaudited

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)(1)	Subsidiaries(2)	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$9,811	$122,499	$81,156	$17,695	$—	$231,161
Accounts receivable, net	56	—	94,168	6,729	—	100,953
Handset and accessory inventory, net	—	—	15,255	2,699	—	17,954
Prepaid expenses and other	3	—	37,578	5,944	—	43,525

Total current assets	9,870	122,499	228,157	33,067	—	393,593
Property, plant and equipment, net	115	—	225,115	4,633	345	230,208
Investments in and advances to affiliates	134,280	89,463	459,182	149	(554,413)	128,661
Intangible assets, net	154	—	51,585	2,682	—	54,421
Other assets	502	2,756	19,176	555	—	22,989

	$144,921	$214,718	$983,215	$41,086	$(554,068)	$829,872

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable, accrued expenses and other	$26,993	$750	$131,524	$16,892	$—	$176,159
Deferred revenues	—	—	20,629	134	—	20,763
Accrued interest	—	—	2,587	—	—	2,587
Due to related parties	16,560	42,581	144,504	122,409	(292,344)	33,710

Total current liabilities	43,553	43,331	299,244	139,435	(292,344)	233,219
Long-term debt	—	173,964	258,193	—	—	432,157
Deferred income taxes	154	—	3,964	269	—	4,387
Other long-term liabilities	9,800	—	58,895	—	—	68,695

Total liabilities	53,507	217,295	620,296	139,704	(292,344)	738,458

Total stockholders’ equity (deficit)	91,414	(2,577)	362,919	(98,618)	(261,724)	91,414

	$144,921	$214,718	$983,215	$41,086	$(554,068)	$829,872

(1)	NII Holdings (Cayman), Ltd. is the issuer of our senior secured discount notes due 2009.

(2)	This category represents our subsidiaries that have provided guarantees of the obligations of NII Holdings (Cayman), Ltd. under our senior secured discount notes due 2009.

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Predecessor Company)
For the Six Months Ended June 30, 2002
(in thousands)
Unaudited

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$335,071	$45,716	$(218)	$380,569

Operating expenses
Cost of revenues (exclusive of depreciation included below)	—	—	140,542	14,902	(218)	155,226
Selling, general and administrative	13,592	—	124,047	24,150	—	161,789
Impairment, restructuring and other charges	5,349	—	718	8,654	—	14,721
Depreciation	2,766	—	29,064	991	(988)	31,833
Amortization	—	—	3,641	221	—	3,862

	21,707	—	298,012	48,918	(1,206)	367,431

Operating (loss) income	(21,707)	—	37,059	(3,202)	988	13,138

Other income (expense)
Interest expense	(119,798)	—	(24,331)	(5,987)	13,498	(136,618)
Interest income	4,779	—	14,885	42	(17,379)	2,327
Reorganization items, net	(124,861)	—	—	—	—	(124,861)
Foreign currency transaction gains (losses), net	124	—	(5,704)	(134,385)	486	(139,479)
Equity in losses of affiliates	(130,661)	—	(3,249)	—	130,661	(3,249)
Other expense, net	(1)	—	(2,542)	(1,407)	—	(3,950)

	(370,418)	—	(20,941)	(141,737)	127,266	(405,830)

(Loss) income from continuing operations before income tax benefit (provision)	(392,125)	—	16,118	(144,939)	128,254	(392,692)
Income tax benefit (provision)	959	—	(9,831)	(20)	—	(8,892)

(Loss) income from continuing operations	(391,166)	—	6,287	(144,959)	128,254	(401,584)
Discontinued operations
Income from operations of Nextel Philippines	—	—	—	3,812	7,196	11,008
Income tax provision	—	—	—	(590)	—	(590)

Income from discontinued operations	—	—	—	3,222	7,196	10,418

Net (loss) income	$(391,166)	$—	$6,287	$(141,737)	$135,450	$(391,166)

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Predecessor Company)
For the Three Months Ended June 30, 2002
(in thousands)
Unaudited

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$172,124	$15,639	$(136)	$187,627

Operating expenses
Cost of revenues (exclusive of depreciation included below)	—	—	72,056	5,276	(136)	77,196
Selling, general and administrative	6,545	—	59,852	6,759	—	73,156
Impairment, restructuring and other charges	1,619	—	168	7,712	—	9,499
Depreciation	1,383	—	16,234	583	(619)	17,581
Amortization	—	—	2,907	47	—	2,954

	9,547	—	151,217	20,377	(755)	180,386

Operating (loss) income	(9,547)	—	20,907	(4,738)	619	7,241

Other income (expense)
Interest expense	(50,132)	—	(13,095)	(3,088)	9,242	(57,073)
Interest income	1,942	—	8,165	35	(9,242)	900
Reorganization items, net	(124,861)	—	—	—	—	(124,861)
Foreign currency transaction gains (losses), net	86	—	(8,440)	(57,161)	289	(65,226)
Equity in losses of affiliates	(57,418)	—	(549)	—	57,418	(549)
Other expense, net	(1)	—	(1,220)	(772)	—	(1,993)

	(230,384)	—	(15,139)	(60,986)	57,707	(248,802)

(Loss) income before income tax benefit (provision)	(239,931)	—	5,768	(65,724)	58,326	(241,561)
Income tax benefit (provision)	3,314	—	(7,299)	490	—	(3,495)

Loss from continuing operations	(236,617)	—	(1,531)	(65,234)	58,326	(245,056)
Discontinued operations
Income from operations of Nextel Philippines	—	—	—	5,314	3,715	9,029
Income tax provision	—	—	—	(590)	—	(590)

Income from discontinued operations	—	—	—	4,724	3,715	8,439

Net loss	$(236,617)	$—	$(1,531)	$(60,510)	$62,041	$(236,617)

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Predecessor Company)
For the Six Months Ended June 30, 2002
(in thousands)
Unaudited

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents, beginning of period	$194,811	$—	$40,358	$15,081	$—	$250,250
Cash flows (used in) from operating activities	(20,415)	—	41,114	5,890	—	26,589
Cash flows used in investing activities	(77,881)	—	(113,438)	(17,111)	76,884	(131,546)
Cash flows (used in) from financing activities	(68,086)	—	105,595	19,201	(76,884)	(20,174)
Effect of exchange rate changes on cash and cash equivalents	—	—	9,289	(8,958)	—	331

Cash and cash equivalents, end of period	$28,429	$—	$82,918	$14,103	$—	$125,450

Note 7. Subsequent Events

      On July 29, 2003, we entered into an agreement with Motorola Credit Corporation to retire by September 26, 2003 our $103.2 million Brazil equipment facility plus accrued and unpaid interest at a cost of $86.0 million from the net proceeds of a proposed public offering of shares and retire $100.0 million of the $225.0 million international equipment facility by December 31, 2003. The $100.0 million prepayment of the $225.0 million international equipment facility is a condition to our right to retire the Brazil equipment facility at the aforementioned discount. This discount will not be recognized as a gain in our consolidated financial statements until such time as the $100.0 million prepayment occurs.

      On August 7, 2003, we filed a registration statement to sell 2,000,000 shares of common stock. We intend to use all of the net proceeds to retire the Brazil equipment facility plus accrued and unpaid interest and to fund a portion of the cost to retire $100.0 million of the $225.0 million international equipment facility.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

      The following is a discussion and analysis of:

•	our consolidated financial condition and results of operations for the six- and three-month periods ended June 30, 2003 and 2002; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.

      You should read this discussion in conjunction with our 2002 annual report on Form 10-K, including, but not limited to, the discussion regarding our critical accounting judgments, as described below, and our quarterly report on Form 10-Q for the quarter ended March 31, 2003. Historical results may not indicate future performance. See “Forward Looking Statements” for risks and uncertainties that may impact our future performance.

      The accounts of our consolidated non-U.S. operating companies are presented utilizing balances as of a date one month earlier than the accounts of our U.S. subsidiaries to ensure timely reporting of consolidated results. As a result, the financial position and results of operations of each of our operating companies in Mexico, Brazil, Argentina, Peru and Chile are presented as of and for the six and three months ended May 31. In contrast, financial information relating to our U.S. subsidiaries and our non-operating non-U.S. subsidiaries is presented as of and for the six and three months ended June 30. Information provided in the table below regarding digital handsets in commercial service for all markets is presented as of June 30.

Critical Accounting Policies and Judgments

      The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and related notes for the periods presented. Due to the inherent uncertainty involved in making those estimates, actual results to be reported in future periods could differ from those estimates.

      We consider the following accounting policies to be the most important to our financial position and results of operations or policies that require us to exercise significant judgments and/or estimates:

•	revenue recognition;

•	allowance for doubtful accounts;

•	valuation of long-lived assets;

•	depreciation of property, plant and equipment;

•	amortization of intangible assets;

•	foreign currency;

•	loss contingencies;

•	stock-based compensation; and

•	income taxes.

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

      The table below provides an overview of our total digital handsets in commercial service as of June 30, 2003 and 2002 for all of our markets except for Chile, where we do not currently operate a digital mobile network. For purposes of the table, total digital handsets in commercial service represent all digital handsets in use on the digital mobile networks in each of the listed countries.

	Total Digital
	Handsets In
	Commercial Service

	June 30,	June 30,
Country	2003	2002

	(in thousands)
Mexico	581	452
Brazil	369	420
Argentina	238	184
Peru	140	121

Total	1,328	1,177

Recent Developments

      Motorola Transaction. On July 29, 2003, we entered into an agreement with Motorola Credit Corporation to retire by September 26, 2003 our $103.2 million Brazil equipment facility plus accrued and unpaid interest at a cost of $86.0 million from the net proceeds of a proposed public offering of shares and retire $100.0 million of the $225.0 million international equipment facility by December 31, 2003. The $100.0 million prepayment of the $225.0 million international equipment facility is a condition to our right to retire the Brazil equipment facility at the aforementioned discount. This discount will not be recognized as a gain in our consolidated financial statements until such time as the $100.0 million prepayment occurs.

      On August 7, 2003, we filed a registration statement to sell 2,000,000 shares of common stock. We intend to use all of the net proceeds to retire the Brazil equipment facility plus accrued and unpaid interest and to fund a portion of the cost to retire $100.0 million of the $225.0 million international equipment facility.

      Communication Towers Sale-Leaseback. In December 2002, we announced the signing of a definitive agreement with American Tower Corporation for the sale and leaseback by certain of our subsidiaries of at least 535 communication towers in Mexico and Brazil for an aggregate purchase price of $100.0 million.

Rental payments on such communication towers are made in local currency. American Tower has also agreed to acquire, build or co-locate up to 250 additional cell sites to our incremental network build-out, of which at least 100 cell sites must be co-locations on American Tower’s existing towers. The remaining 150 cell sites, if not co-located on American Tower’s existing towers, will be part of a build-to-suit program, which is expected to be completed over the next two to three years.

      In connection with this transaction, during the first quarter of 2003, our Mexican operating company sold a total of 223 towers for total proceeds of $41.6 million. In addition, our Brazilian operating company sold 64 towers for $8.6 million in proceeds.

      During the second quarter of 2003, our Mexican operating company sold an additional 78 towers for $14.6 million in proceeds and our Brazilian operating company sold an additional 16 towers for $2.2 million in proceeds.

      Subsequent to the end of the second quarter of 2003, our Mexican operating company sold an additional 64 towers for $12.0 million in proceeds.

      As a result of provisions in the sale-leaseback agreement that provide for continuing involvement by us, we accounted for these tower sales as financing arrangements and therefore did not recognize gains from the sales. We have maintained the tower assets on our balance sheet and continued to depreciate them. We recognized the proceeds received as financing obligations that will be repaid through monthly rent payments over 15 years. Both the proceeds received and rent payments due are denominated in Mexican pesos for the Mexican transactions and Brazilian reais for the Brazilian transactions. Rent payments are subject to local inflation adjustments. To the extent that American Tower leases these communication towers to third party companies, our base rent and ground rent related to the towers leased are reduced.

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

      Effective November 1, 2002, we revised our revenue recognition policy for handset sales as a result of our adoption of Emerging Issues Task Force, or EITF, Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” As a result, we now recognize all revenue from sales and related cost of sales of handsets when title and risk of loss pass to the customer. This change did not impact our operating income for the six and three months ended June 30, 2003 and will not change operating income in future periods.

      Our service and other revenues and the variable component of our cost of service are primarily driven by the number of digital handsets in service and not necessarily by the number of customers, as one customer may purchase one or many digital handsets. Our digital handset and accessory revenues and cost of digital handset and accessory sales are primarily driven by the number of new handsets placed in service during the period.

      Selling and marketing expenses include all of the expenses related to acquiring customers. General and administrative expenses include expenses related to billing, customer care, collections including bad debt, management information systems, and corporate overhead.

      Our financial results for the six and three months ended June 30, 2002 represent operating results prior to our emergence from bankruptcy, which we refer to as those of the “Predecessor Company,” and our financial results for the six and three months ended June 30, 2003 represent operating results after our emergence from bankruptcy, which we refer to as those of the “Successor Company,” reflecting the application of fresh-start accounting that resulted from our Chapter 11 reorganization. As a result of the consummation of our plan of reorganization and the transactions that occurred as a result of the implementation of this plan on November 12, 2002, we are operating our existing business under a new capital structure. In addition, we applied fresh-start accounting rules on October 31, 2002. Accordingly, our consolidated financial condition and results of operations from and after our reorganization are not comparable to our consolidated financial condition or results of operations for periods prior to our reorganization.

a.     Consolidated

	Successor	% of	Predecessor	% of	Change from
	Company	Consolidated	Company	Consolidated	Previous Year
	June 30,	Operating	June 30,	Operating
	2003	Revenues	2002	Revenues	Dollars	Percent

	(dollars in thousands)
Six Months Ended
Operating revenues
Service and other revenues	$409,431	95%	$369,187	96%	$40,244	11%
Digital handset and accessory revenues	19,913	5%	15,750	4%	4,163	26%

	429,344	100%	384,937	100%	44,407	12%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(100,343)	(23)%	(103,137)	(27)%	2,794	(3)%
Cost of digital handset and accessory sales	(58,785)	(14)%	(52,089)	(13)%	(6,696)	13%

	(159,128)	(37)%	(155,226)	(40)%	(3,902)	3%

Gross margin	270,216	63%	229,711	60%	40,505	18%
Selling and marketing expenses	(57,092)	(13)%	(67,300)	(18)%	10,208	(15)%
General and administrative expenses	(93,363)	(22)%	(99,628)	(26)%	6,265	(6)%
Impairment, restructuring and other charges	—	—	(14,721)	(3)%	14,721	(100)%
Depreciation and amortization	(37,885)	(9)%	(37,888)	(10)%	3	—

Operating income	81,876	19%	10,174	3%	71,702	705%
Interest expense	(30,923)	(7)%	(137,189)	(36)%	106,266	(77)%
Interest income	5,228	1%	2,623	1%	2,605	99%
Reorganization items, net	—	—	(124,861)	(33)%	124,861	(100)%
Foreign currency transaction gains (losses), net	14,966	3%	(139,508)	(36)%	154,474	(111)%
Other expense, net	(7,046)	(1)%	(3,931)	(1)%	(3,115)	79%

Income (loss) from continuing operations before income tax provision	64,101	15%	(392,692)	(102)%	456,793	(116)%
Income tax provision	(13,045)	(3)%	(8,892)	(2)%	(4,153)	47%

Net income (loss) from continuing operations	51,056	12%	(401,584)	(104)%	452,640	(113)%
Income from discontinued operations	—	—	10,418	2%	(10,418)	(100)%

Net income (loss)	$51,056	12%	$(391,166)	(102)%	$442,222	(113)%

	Successor	% of	Predecessor	% of	Change from
	Company	Consolidated	Company	Consolidated	Previous Year
	June 30,	Operating	June 30,	Operating
	2003	Revenues	2002	Revenues	Dollars	Percent

	(dollars in thousands)
Three Months Ended
Operating revenues
Service and other revenues	$214,834	95%	$182,164	96%	$32,670	18%
Digital handset and accessory revenues	11,117	5%	8,005	4%	3,112	39%

	225,951	100%	190,169	100%	35,782	19%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(54,458)	(24)%	(51,674)	(27)%	(2,784)	5%
Cost of digital handset and accessory sales	(30,538)	(14)%	(25,522)	(14)%	(5,016)	20%

	(84,996)	(38)%	(77,196)	(41)%	(7,800)	10%

Gross margin	140,955	62%	112,973	59%	27,982	25%
Selling and marketing expenses	(29,750)	(13)%	(32,004)	(17)%	2,255	(7)%
General and administrative expenses	(48,694)	(21)%	(44,078)	(23)%	(4,617)	10%
Impairment, restructuring and other charges	—	—	(9,499)	(5)%	9,499	(100)%
Depreciation and amortization	(19,772)	(9)%	(20,576)	(10)%	804	(4)%

Operating income	42,739	19%	6,816	4%	35,923	527%
Interest expense	(17,003)	(8)%	(57,380)	(30)%	40,377	(70)%
Interest income	3,295	1%	1,051	1%	2,244	214%
Reorganization items, net	—	—	(124,861)	(66)%	124,861	(100)%
Foreign currency transaction gains (losses), net	26,128	12%	(65,258)	(35)%	91,386	(140)%
Other expense, net	(5,080)	(2)%	(1,929)	(1)%	(3,151)	163%

Income (loss) from continuing operations before income tax provision	50,079	22%	(241,561)	(127)%	291,640	(121)%
Income tax provision	(8,442)	(4)%	(3,495)	(2)%	(4,947)	142%

Net income (loss) from continuing operations	41,637	18%	(245,056)	(129)%	286,693	(117)%
Income from discontinued operations	—	—	8,439	5%	(8,439)	(100)%

Net income (loss)	$41,637	18%	$(236,617)	(124)%	$278,254	(118)%

1. Operating revenues

      The $44.4 million, or 12%, and $35.8 million, or 19%, increases in consolidated operating revenues from the six and three months ended June 30, 2002 to the six and three months ended June 30, 2003 are mainly due to $40.2 million, or 11%, and $32.7 million, or 18%, increases in consolidated service and other revenues. These increases were largely the result of 10% and 11% increases in average consolidated digital handsets in service over the same periods, as well as increases in average consolidated revenues per handset resulting from the introduction of higher priced service plans and price increases applied to the existing customer bases in some of our markets, despite the effects of a depreciation of the Brazilian real, the Argentine peso and the Mexican peso compared to the U.S. dollar from the six and three months ended June 30, 2002 to the same periods in 2003. The increases in consolidated operating revenues were also caused by increases in digital handset and accessory revenues as a result of a change in accounting for digital handset sales that we implemented in the fourth quarter of 2002.

2. Cost of revenues

      The $3.9 million, or 3%, increase in consolidated cost of revenues from the six months ended June 30, 2002 to the six months ended June 30, 2003 is primarily due to a $6.7 million, or 13%, increase in consolidated cost of digital handset and accessory sales caused by the change in accounting for digital handset sales that we implemented during the fourth quarter of 2002, as well as a 3% increase in handset sales. This increase was partially offset by a $2.8 million, or 3%, decrease in consolidated cost of service from $103.1 million for the six months ended June 30, 2002 to $100.3 million for the six months ended June 30, 2003, primarily due to the impact of the depreciation of the Brazilian real, the Argentine peso and the Mexican peso, partially offset by higher local currency based interconnect costs in Mexico, Argentina and Peru due to increased minutes of use. The increases in local currency-based interconnect costs in Argentina and Peru were also due to increases in interconnect rates per minute of use beginning in 2003.

      The $7.8 million, or 10%, increase in consolidated cost of revenues from the three months ended June 30, 2002 to the three months ended June 30, 2003 is primarily due to:

•	a $5.0 million, or 20%, increase in consolidated cost of digital handset and accessory sales caused by the change in accounting for digital handset sales that we implemented during the fourth quarter of 2002 and a 5% increase in handset sales from the three months ended June 30, 2002 to the three months ended June 30, 2003; and

•	a $2.8 million, or 5%, increase in consolidated cost of service largely due to increases in interconnect costs in Mexico, Argentina and Peru due to an increase in minutes of use. The increases in local currency-based interconnect costs in Argentina and Peru were also due to increases in interconnect rates per minute of use beginning in 2003.

3. Selling and marketing expenses

      The $10.2 million, or 15%, and $2.3 million, or 7%, decreases in consolidated selling and marketing expenses from the six and three months ended June 30, 2002 to the six and three months ended June 30, 2003 are largely the result of the depreciation of the Brazilian real, the Argentine peso and the Mexican peso over the same periods. On a local currency basis, consolidated selling and marketing expenses increased slightly primarily due to increases in handset sales.

4. General and administrative expenses

      The $6.3 million, or 6%, decrease in consolidated general and administrative expenses from the six months ended June 30, 2002 to the six months ended June 30, 2003 is primarily the result of the depreciation of the Brazilian real, the Argentine peso and the Mexican peso over the same period, as well as a decrease in bad debt expense on a local currency basis. These decreases were partially offset by an increase in general corporate expenses principally caused by increases in operating taxes on gross revenues in Mexico and Argentina and an increase in customer care and billing operations expenses resulting from increases in customer care personnel necessary to support a larger customer base.

      The $4.6 million, or 10%, increase in consolidated general and administrative expenses from the three months ended June 30, 2002 to the three months ended June 30, 2003 is largely a result of an increase in general corporate expenses primarily as a result of an increase in operating taxes on gross revenues in Mexico and Argentina and an increase in customer care and billing operations expenses resulting from increases in customer care personnel necessary to support a larger customer base. These increases were partially offset by the depreciation of the Brazilian real and the Mexican peso.

5. Impairment, restructuring and other charges

      During the three months ended June 30, 2002, we recorded a $7.9 million impairment charge to write down the remaining carrying values of Nextel Argentina’s long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In addition, during the six and three months ended June 30, 2002, we recorded $2.2 million and $0.3 million in restructuring costs related to workforce reductions in some of our markets and $5.0 million and $1.7 million in legal and consulting expenses related to our debt restructuring activities. We did not incur any impairment, restructuring or other charges during the six months ended June 30, 2003.

6. Depreciation and amortization

      The $0.8 million, or 4%, decrease in consolidated depreciation and amortization from the three months ended June 30, 2002 to the three months ended June 30, 2003 is primarily the result of a decrease in depreciation caused by consolidated fixed asset write-downs of $148.6 million that we recorded as a result of our application of fresh-start accounting rules on October 31, 2002 under which we substantially reduced the cost bases of our fixed assets. This decrease was partially offset by an increase in amortization primarily due to the recognition of customer base assets in connection with our application of fresh-start accounting rules, which have comparatively short useful lives.

7. Interest expense

      The $106.3 million, or 77%, and $40.4 million, or 70%, decreases in consolidated interest expense from the six and three months ended June 30, 2002 to the six and three months ended June 30, 2003 are primarily due to interest related to our former senior notes, our former Argentina credit facilities and our former international Motorola incremental equipment financing facility that we recognized during the six months ended June 30, 2002. These facilities were settled during the fourth quarter of 2002 in connection with the confirmation of our plan of reorganization. These decreases were partially offset by increases in interest recognized during 2003 on our towers financing transactions, as well as interest related to our new senior secured discount notes.

8. Interest income

      The $2.6 million, or 99%, and $2.2 million, or 214%, increases in consolidated interest income from the six and three months ended June 30, 2002 to the six and three months ended June 30, 2003 are primarily the result of increases in average consolidated cash balances over the same periods.

9. Reorganization items, net

      Reorganization items, net, for the six and three months ended June 30, 2002 primarily represent $123.4 million in unamortized discounts on our old notes, as well as debt financing costs that we wrote off during the second quarter of 2002 in accordance with SOP 90-7.

10. Foreign currency transaction gains (losses), net

      The change from foreign currency transaction losses of $139.5 million and $65.3 million for the six and three months ended June 30, 2002 to foreign currency transaction gains of $15.0 million and $26.1 million for the six and three months ended June 30, 2003 is primarily the result of the impact of the devaluation of the Argentine peso on U.S. dollar-denominated credit facilities during the six and three months ended June 30, 2002, which resulted in significant foreign currency transaction losses in those periods. These changes are also due to $21.9 million and $19.8 million in foreign currency transaction gains recognized in Brazil during the six and three months ended June 30, 2003 due to the impact of the strengthening of the Brazilian real on Nextel Brazil’s U.S. dollar-based Motorola credit facility.

11. Other expense, net

      The $3.1 million, or 79%, and $3.2 million, or 163%, increases in consolidated other expense, net, from the six and three months ended June 30, 2002 to the six and three months ended June 30, 2003 are mostly due to increases in penalties related to tax contingencies in Brazil, as well as increases in realized losses on asset disposals in Mexico and Brazil.

12. Income tax provision

      The $4.2 million, or 47%, and $4.9 million, or 142%, increases in consolidated income tax provision from the six and three months ended June 30, 2002 to the same periods in 2003 are primarily due to increases in Nextel Mexico’s tax provision related to increased profitability, partially offset by decreases in Nextel Brazil’s tax provision due to the reduction of withholding taxes incurred during 2003.

13. Income from discontinued operations

      In November 2002, we sold our remaining direct and indirect ownership interest in Nextel Philippines. As a result, we classified all operations associated with this entity for all periods presented as discontinued operations.

Segment Results

      We refer to our operating companies by the countries in which they operate, such as Nextel Mexico, Nextel Brazil, Nextel Argentina, Nextel Peru and Nextel Chile. The tables below provide a summary of the components of our consolidated segments for the six and three months ended June 30, 2003 and the six and three months ended June 30, 2002. The results of Nextel Chile are included in “Corporate and other.”

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Six Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
June 30, 2003	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

	(dollars in thousands)
Nextel Mexico	$264,610	62%	$(80,970)	(51)%	$(77,135)	(51)%	$106,505
Nextel Brazil	68,767	16%	(35,520)	(22)%	(27,064)	(18)%	6,183
Nextel Argentina	49,091	11%	(19,247)	(12)%	(16,385)	(11)%	13,459
Nextel Peru	46,376	11%	(22,467)	(14)%	(13,372)	(9)%	10,537
Corporate and other	767	—	(1,191)	(1)%	(16,499)	(11)%	(16,923)
Intercompany eliminations	(267)	—	267	—	—	—	—

Total consolidated	$429,344	100%	$(159,128)	100%	$(150,455)	100%	N/A

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Three Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
June 30, 2003	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

	(dollars in thousands)
Nextel Mexico	$138,176	61%	$(41,261)	(48)%	$(40,471)	(51)%	$56,444
Nextel Brazil	35,093	16%	(18,553)	(22)%	(13,842)	(18)%	2,698
Nextel Argentina	28,756	13%	(12,786)	(15)%	(8,975)	(11)%	6,995
Nextel Peru	23,683	10%	(11,920)	(14)%	(6,879)	(9)%	4,884
Corporate and other	377	—	(610)	(1)%	(8,277)	(11)%	(8,510)
Intercompany eliminations	(134)	—	134	—	—	—	—

Total consolidated	$225,951	100%	$(84,996)	100%	$(78,444)	100%	N/A

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Six Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
June 30, 2002	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

	(dollars in thousands)
Nextel Mexico	$201,983	52%	$(69,707)	45%	$(76,708)	46%	$55,568
Nextel Brazil	97,392	25%	(52,319)	34%	(40,511)	24%	4,562
Nextel Argentina	44,862	12%	(14,182)	9%	(22,903)	14%	7,777
Nextel Peru	40,066	11%	(18,093)	11%	(11,833)	7%	10,140
Corporate and other	852	—	(1,143)	1%	(14,973)	9%	(15,264)
Intercompany eliminations	(218)	—	218	—	—	—	—

Total consolidated	$384,937	100%	$(155,226)	100%	$(166,928)	100%	N/A

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Three Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
June 30, 2002	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

	(dollars in thousands)
Nextel Mexico	$104,357	55%	$(37,311)	48%	$(38,347)	50%	$28,699
Nextel Brazil	50,112	26%	(25,488)	33%	(18,765)	25%	5,859
Nextel Argentina	15,220	8%	(4,987)	6%	(6,290)	8%	3,943
Nextel Peru	20,199	11%	(9,041)	12%	(5,981)	8%	5,177
Corporate and other	417	—	(505)	1%	(6,699)	9%	(6,787)
Intercompany eliminations	(136)	—	136	—	—	—	—

Total consolidated	$190,169	100%	$(77,196)	100%	$(76,082)	100%	N/A

      A discussion of the results of operations in each of our reportable segments is provided below.

b. Nextel Mexico

		% of		% of
	Successor	Nextel	Predecessor	Nextel	Change from
	Company	Mexico’s	Company	Mexico’s	Previous Year
	June 30,	Operating	June 30,	Operating
	2003	Revenues	2002	Revenues	Dollars	Percent

	(dollars in thousands)
Six Months Ended
Operating revenues
Service and other revenues	$255,895	97%	$195,734	97%	$60,161	31%
Digital handset and accessory revenues	8,715	3%	6,249	3%	2,466	39%

	264,610	100%	201,983	100%	62,627	31%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(46,770)	(18)%	(41,228)	(21)%	(5,542)	13%
Cost of digital handset and accessory sales	(34,200)	(13)%	(28,479)	(14)%	(5,721)	20%

	(80,970)	(31)%	(69,707)	(35)%	(11,263)	16%

Gross margin	183,640	69%	132,276	65%	51,364	39%
Selling and marketing expenses	(35,343)	(13)%	(39,463)	(19)%	4,120	(10)%
General and administrative expenses	(41,792)	(16)%	(37,245)	(18)%	(4,547)	12%

Segment earnings	106,505	40%	55,568	28%	50,937	92%
Depreciation and amortization	(33,386)	(12)%	(24,844)	(13)%	(8,542)	34%

Operating income	73,119	28%	30,724	15%	42,395	138%
Interest expense	(8,218)	(3)%	(3,220)	(2)%	(4,998)	155%
Interest income	1,317	—	213	—	1,104	518%
Foreign currency transaction losses, net	(6,496)	(3)%	(6,509)	(3)%	13	—
Other expense, net	(568)	—	(901)	—	333	(37)%

Income before income tax	$59,154	22%	$20,307	10%	$38,847	191%

		% of		% of
	Successor	Nextel	Predecessor	Nextel	Change from
	Company	Mexico’s	Company	Mexico’s	Previous Year
	June 30,	Operating	June 30,	Operating
	2003	Revenues	2002	Revenues	Dollars	Percent

	(dollars in thousands)
Three Months Ended
Operating revenues
Service and other revenues	$133,220	96%	$100,983	97%	$32,237	32%
Digital handset and accessory revenues	4,956	4%	3,374	3%	1,582	47%

	138,176	100%	104,357	100%	33,819	32%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(23,720)	(17)%	(22,319)	(22)%	(1,401)	6%
Cost of digital handset and accessory sales	(17,541)	(13)%	(14,992)	(14)%	(2,549)	17%

	(41,261)	(30)%	(37,311)	(36)%	(3,950)	11%

Gross margin	96,915	70%	67,046	64%	29,869	45%
Selling and marketing expenses	(18,537)	(13)%	(20,433)	(19)%	1,896	(9)%
General and administrative expenses	(21,934)	(16)%	(17,914)	(17)%	(4,020)	22%

Segment earnings	56,444	41%	28,699	28%	27,745	97%
Depreciation and amortization	(17,372)	(13)%	(13,641)	(14)%	(3,731)	27%

Operating income	39,072	28%	15,058	14%	24,014	159%
Interest expense	(4,563)	(3)%	(879)	(1)%	(3,684)	419%
Interest income	566	—	167	—	399	239%
Foreign currency transaction gains (losses), net	7,793	6%	(6,348)	(6)%	14,141	(223)%
Other expense, net	(744)	(1)%	(280)	—	(464)	166%

Income before income tax	$42,124	30%	$7,718	7%	$34,406	446%

1. Operating revenues

      The $60.2 million, or 31%, and $32.2 million, or 32%, increases in service and other revenues from the six and three months ended June 30, 2002 to the six and three months ended June 30, 2003 are primarily a result of the following:

•	29% increases in the average number of digital handsets in service from the six and three months ended June 30, 2002 to the six and three months ended June 30, 2003;

•	the favorable partial resolution during the fourth quarter of 2002 of a dispute related to a new telecommunications tax that Nextel Mexico treated as contra-revenue in 2002; and

•	the successful implementation of previously introduced monthly service plans and price increases applied to the existing customer base at the beginning of 2003 that have generated higher average revenues per handset on a U.S. dollar basis, despite a 13% depreciation of the Mexican peso compared to the U.S. dollar over the same periods.

      The $2.5 million, or 39%, and $1.6 million, or 47%, increases in digital handset and accessory revenues from the six and three months ended June 30, 2002 to the six and three months ended June 30, 2003 are largely the result of a change in accounting for digital handset revenues that Nextel Mexico implemented during the fourth quarter of 2002.

2. Cost of revenues

      The $5.5 million, or 13%, and $1.4 million, or 6%, increases in cost of service from the six and three months ended June 30, 2002 to the six and three months ended June 30, 2003 are principally a result of the following:

•	increases in variable costs related to interconnect fees resulting from 66% and 55% increases in total system minutes of use partially offset by decreases in variable rates per minute of use beginning in 2003 when Nextel Mexico re-negotiated interconnect rates with certain of its significant interconnect carriers, as well as the depreciation of the Mexican peso compared to the U.S. dollar over the same periods; and

•	increases in fixed costs related to direct switch and transmitter and receiver site costs, including utility and warranty costs that Nextel Mexico incurred resulting from a 16% increase in the number of transmitter and receiver sites in service from June 30, 2002 to June 30, 2003, partially offset by the depreciation of the Mexican peso compared to the U.S. dollar over the same periods.

      As is the case with our other operating companies, Nextel Mexico subsidizes handset sales to attract new customers and offers handset upgrades and other retention inducements to retain existing customers. The $5.7 million, or 20%, and $2.5 million, or 17%, increases in Nextel Mexico’s cost of digital handset and accessory sales from the six and three months ended June 30, 2002 to the six and three months ended June 30, 2003 are primarily due to increases in handset upgrades provided to current customers and the change in accounting for digital handset sales previously discussed.

3. Selling and marketing expenses

      The $4.1 million, or 10%, decrease in Nextel Mexico’s selling and marketing expenses from the six months ended June 30, 2002 to the six months ended June 30, 2003 is a result of the following:

•	a $2.1 million, or 12%, decrease in commissions earned by indirect dealers largely as a result of a decrease in the average commission incurred per handset sale on a U.S. dollar basis because of the depreciation of the Mexican peso, partially offset by higher commissions earned on a local currency basis due to an 8% increase in handset sales;

•	a $1.8 million, or 18%, decrease in advertising expenses and marketing costs primarily as a result of the depreciation of the Mexican peso and decreases in media expenses and agency fees; and

•	a $0.2 million, or 2%, decrease in other sales largely due to the depreciation of the Mexican peso, partially offset by an increase in employee and related expenses related to an increase in sales and marketing personnel and an increase in facilities and administrative expenses related to increased rent and building maintenance expenses for space occupied by sales and marketing personnel.

      The $1.9 million, or 9%, decrease in Nextel Mexico’s selling and marketing expenses from the three months ended June 30, 2002 to the three months ended June 30, 2003 is a result of the following:

•	a $1.4 million, or 16%, decrease in commissions earned by indirect dealers resulting primarily from a decrease in commissions per handset sale on a U.S. dollar basis because of the depreciation of the Mexican peso; and

•	a $0.6 million, or 10%, decrease in advertising expenses and marketing costs primarily as a result of the depreciation of the Mexican peso and decreases in media expenses and agency fees.

These decreases were partially offset by a $0.1 million, or 3%, increase in internal sales costs primarily due to:

•	an increase in facilities and administrative expenses related to increased rent and building maintenance expenses for space occupied by sales and marketing personnel; and

•	an increase in employee and related expenses resulting from an increase in sales and marketing personnel.

4. General and administrative expenses

      The $4.5 million, or 12%, increase in Nextel Mexico’s general and administrative expenses from the six months ended June 30, 2002 to the six months ended June 30, 2003 is a result of the following:

•	a $4.0 million, or 21%, increase in general corporate expenses primarily due to an increase in other taxes, bank commissions and insurance premiums and an increase in facilities and administrative expenses, largely due to increased rent and building maintenance costs, partially offset by the depreciation of the Mexican peso; and

•	a $2.3 million, or 27%, increase in customer care and billing operations expenses primarily due to an increase in payroll and related expenses caused by an increase in customer care personnel necessary to support a larger customer base, partially offset by the depreciation of the Mexican peso.

These increases were partially offset by the following:

•	a $1.3 million, or 25%, decrease in information technology expenses because of the depreciation of the Mexican peso and a decrease in software maintenance expenses;

•	a $0.4 million, or 12%, decrease in bad debt expense, which also decreased as a percentage of revenues from 1.6% for the six months ended June 30, 2002 to 1.0% for the six months ended June 30, 2003, primarily due to improved collection efforts and stricter credit screening procedures implemented during the second quarter of 2002, as well as the depreciation of the Mexican peso; and

•	a $0.1 million, or 16%, decrease in engineering management expenses because of the depreciation of the Mexican peso.

      The $4.0 million, or 22%, increase in Nextel Mexico’s general and administrative expenses from the three months ended June 30, 2002 to the three months ended June 30, 2003 is a result of the following:

•	a $1.6 million, or 16%, increase in general corporate expenses primarily due to an increase in taxes, bank commissions and insurance premiums, and an increase in payroll and related expenses resulting from an increase in personnel and an increase in travel and training expenses, partially offset by the depreciation of the Mexican peso;

•	a $1.4 million, or 32%, increase in customer care and billing operations expenses primarily due to an increase in payroll and related expenses caused by an increase in customer care personnel necessary to support a larger customer base, partially offset by the depreciation of the Mexican peso; and

•	a $1.2 million, or 225%, increase in bad debt expense, which also increased as a percentage of revenues from 0.5% for the three months ended June 30, 2002 to 1.3% for the three months ended June 30, 2003, primarily due to lower than average bad debt expense incurred during the second quarter of 2002 as Nextel Mexico collected some receivables that had been previously reserved, partially offset by the depreciation of the Mexican peso.

These increases were partially offset by a $0.2 million, or 8%, decrease in information technology expenses, because of the depreciation of the Mexican peso and a decrease in software maintenance expenses.

5. Depreciation and amortization

      The $8.5 million, or 34%, and $3.7 million, or 27%, increases in depreciation and amortization from the six and three months ended June 30, 2002 to the six and three months ended June 30, 2003 are largely due to the recognition of $38.5 million in intangible assets, in particular customer base and tradename, as a result of the application of fresh-start accounting rules on October 31, 2002. The recognition of the customer base and its relatively short useful life substantially increased amortization expense for the six and three months ended June 30, 2003 compared to the same periods in 2002. The increases in amortization expense were partially offset by decreases in depreciation expense as a result of $83.2 million in fixed asset write-downs that Nextel Mexico recognized in applying fresh-start accounting rules. These charges substantially reduced the cost bases of Nextel Mexico’s fixed assets, resulting in lower depreciation charges during the six and three months ended June 30, 2003 compared to the same periods in 2002.

6. Interest expense

      The $5.0 million, or 155%, and $3.7 million, or 419%, increases in interest expense from the six and three months ended June 30, 2002 to the six and three months ended June 30, 2003 are primarily due to interest incurred on Nextel Mexico’s $57.9 million tower financing obligations, which Nextel Mexico incurred in connection with the sale-leaseback of communication towers during the first six months of 2003.

7. Interest income

      The $1.1 million, or 518%, and $0.4 million, or 239%, increases in interest income from the six and three months ended June 30, 2002 to the six and three months ended June 30, 2003 are primarily the result of higher average cash balances for the six months ended June 30, 2003 compared to the same period in 2002, primarily due to cash proceeds received in connection with Nextel Mexico’s tower sale-leaseback transactions.

8. Foreign currency transaction gains (losses), net

      Net foreign currency transaction gains of $7.8 million for the three months ended June 30, 2003 are primarily due to the impact from the strengthening of the Mexican peso on Nextel Mexico’s international equipment facility. Net foreign currency transaction losses of $6.3 million for the three months ended June 30, 2002 are primarily due to the impact from the weakening of the Mexican peso on Nextel Mexico’s intercompany loans with corporate headquarters.

9. Other expense, net

      The $0.3 million, or 37%, decrease in other expense, net, from the six months ended June 30, 2002 to the six months ended June 30, 2003 is largely due to a decrease in non-operating expenses.

      The $0.5 million, or 166%, increase in other expense, net, from the three months ended June 30, 2002 to the three months ended June 30, 2003 is largely due to an increase in non-operating expenses related primarily to losses on fixed asset disposals.

c. Nextel Brazil

		% of		% of
	Successor	Nextel	Predecessor	Nextel	Change from
	Company	Brazil’s	Company	Brazil’s	Previous Year
	June 30,	Operating	June 30,	Operating
	2003	Revenues	2002	Revenues	Dollars	Percent

	(dollars in thousands)
Six Months Ended
Operating revenues
Service and other revenues	$63,628	93%	$90,770	93%	$(27,142)	(30)%
Digital handset and accessory revenues	5,139	7%	6,622	7%	(1,483)	(22)%

	68,767	100%	97,392	100%	(28,625)	(29)%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(24,566)	(36)%	(39,362)	(41)%	14,796	(38)%
Cost of digital handset and accessory sales	(10,954)	(16)%	(12,957)	(13)%	2,003	(15)%

	(35,520)	(52)%	(52,319)	(54)%	16,799	(32)%

Gross margin	33,247	48%	45,073	46%	(11,826)	(26)%
Selling and marketing expenses	(9,147)	(13)%	(14,098)	(14)%	4,951	(35)%
General and administrative expenses	(17,917)	(26)%	(26,413)	(27)%	8,496	(32)%

Segment earnings	6,183	9%	4,562	5%	1,621	36%
Restructuring and other charges	—	—	(695)	(1)%	695	(100)%
Depreciation and amortization	(1,368)	(2)%	(6,477)	(7)%	5,109	(79)%

Operating income (loss)	4,815	7%	(2,610)	(3)%	7,425	(284)%
Interest expense	(5,688)	(8)%	(6,920)	(7)%	1,232	(18)%
Interest income	2,152	3%	753	1%	1,399	186%
Foreign currency transaction gains, net	21,895	32%	946	1%	20,949	NM
Other expense, net	(2,939)	(5)%	(1,356)	(1)%	(1,583)	117%

Income (loss) before income tax	$20,235	29%	$(9,187)	(9)%	$29,422	(320)%

		% of		% of
	Successor	Nextel	Predecessor	Nextel	Change from
	Company	Brazil’s	Company	Brazil’s	Previous Year
	June 30,	Operating	June 30,	Operating
	2003	Revenues	2002	Revenues	Dollars	Percent

	(dollars in thousands)
Three Months Ended
Operating revenues
Service and other revenues	$32,712	93%	$46,574	93%	$(13,862)	(30)%
Digital handset and accessory revenues	2,381	7%	3,538	7%	(1,157)	(32)%

	35,093	100%	50,112	100%	(15,019)	(30)%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(13,324)	(38)%	(19,313)	(39)%	5,989	(31)%
Cost of digital handset and accessory sales	(5,229)	(15)%	(6,175)	(12)%	946	(15)%

	(18,553)	(53)%	(25,488)	(51)%	6,935	(27)%

Gross margin	16,540	47%	24,624	49%	(8,084)	(33)%
Selling and marketing expenses	(4,403)	(12)%	(6,151)	(12)%	1,748	(28)%
General and administrative expenses	(9,439)	(27)%	(12,614)	(25)%	3,175	(25)%

Segment earnings	2,698	8%	5,859	12%	(3,161)	(54)%
Restructuring and other charges	—	—	(168)	—	168	(100)%
Depreciation and amortization	(812)	(3)%	(3,457)	(8)%	2,645	(77)%

Operating income	1,886	5%	2,234	4%	(348)	(16)%
Interest expense	(3,457)	(10)%	(4,975)	(10)%	1,518	(31)%
Interest income	1,548	5%	368	1%	1,180	320%
Foreign currency transaction gains (losses), net	19,761	56%	(2,216)	(4)%	21,977	NM
Other expense, net	(2,868)	(8)%	(797)	(2)%	(2,071)	260%

Income (loss) before income tax	$16,870	48%	$(5,386)	(11)%	$22,256	(413)%

NM–Not Meaningful

      Due to our cost conservation initiatives, from the fourth quarter of 2001 continuing through the first quarter of 2003, we reduced the level of investment in Nextel Brazil. Because of the reduction in investment, Nextel Brazil was not able to invest significant amounts on customer acquisition and retention efforts or complete the construction of its digital mobile network, particularly in outlying areas, consistent with the quality standards in our other operations. As a result, Nextel Brazil has experienced lower growth and high customer turnover, leading to a decreasing customer base and a decline in revenues. We have recently completed a review of Nextel Brazil’s sales and customer retention strategy, including branding, pricing, promotion and distribution. In addition, we have evaluated Nextel Brazil’s network quality and coverage to ensure our wireless coverage matches our targeted customers’ expectations. As a result of these assessments, we are revitalizing our sales and customer retention programs and are making modest incremental investments to the digital mobile network in key metropolitan areas of Brazil. While Nextel Brazil has made some progress in reducing customer turnover and improving network quality, we cannot be sure that these efforts will have a significant positive long-term impact on Nextel Brazil’s results of operations in the future.

      In accordance with generally accepted accounting principles in the United States, we translated Nextel Brazil’s results of operations using the average exchange rates for the six and three months ended June 30, 2003. The average exchange rate for the six and three months ended June 30, 2003 depreciated about 29% and 25% from the same periods in 2002. As a result, the components of Nextel Brazil’s results of operations for the six and three months ended June 30, 2003 after translation into U.S. dollars reflect significant decreases compared to its results of operations for the same periods in 2002, taking into consideration our one-month lag financial reporting policy for our non-U.S. operating subsidiaries.

1. Operating revenues

      The $27.1 million, or 30%, and $13.9 million, or 30%, decreases in service and other revenues from the six and three months ended June 30, 2002 to the six and three months ended June 30, 2003 are primarily a result of the depreciation of the Brazilian real compared to the U.S. dollar and 12% and 13% decreases in the average number of digital handsets in service from the six and three months ended June 30, 2002 to the six and three months ended June 30, 2003.

      Measured in Brazilian reais, wireless service and other revenues increased slightly as a result of an increase in average revenue per handset on a local currency basis, primarily due to an increase in revenue from calling party pays service agreements that Nextel Brazil signed and implemented with various fixed line and wireless operators, the successful introduction of new monthly service plans with higher prices and price increases on existing plans.

      The $1.5 million, or 22%, and $1.2 million, or 32%, decreases in digital handset and accessory revenues from the six and three months ended June 30, 2002 to the six and three months ended June 30, 2003 are largely the results of a depreciation of the Brazilian real from the six months ended June 30, 2002 to the same period in 2003 and a decrease in handset sales. These decreases were partially offset by a change in accounting for digital handset revenues that Nextel Brazil implemented during the fourth quarter of 2002.

2. Cost of revenues

      The $14.8 million, or 38%, and $6.0 million, or 31%, decreases in cost of service from the six and three months ended June 30, 2002 to the six and three months ended June 30, 2003 are primarily attributable to the depreciation of the Brazilian real and decreases in local currency variable interconnect costs due to 16% and 9% decreases in system minutes of use, which were attributable to the declines in the average number of digital handsets in service.

      As is the case with our other operating companies, Nextel Brazil subsidizes handset sales to attract new customers and offers handset upgrades and other retention inducements to retain existing customers. The $2.0 million, or 15%, and $0.9 million, or 15%, decreases in cost of digital handset and accessory sales from the six and three months ended June 30, 2002 to the six and three months ended June 30, 2003 are mostly due to decreases in handset sales. These decreases were partially offset by cost increases related to a growth in handset upgrades provided to existing customers.

3. Selling and marketing expenses

      The $5.0 million, or 35%, and $1.7 million, or 28%, decreases in Nextel Brazil’s selling and marketing expenses from the six and three months ended June 30, 2002 to the six and three months ended June 30, 2003 are the result of the following:

•	decreases of $2.6 million, or 37%, and $0.6 million, or 20%, in direct commission and payroll expenses principally as a result of fewer handsets sold by Nextel Brazil’s internal sales force and the depreciation of the Brazilian real, partially offset by an increase in local currency payroll costs from the three month ended June 30, 2002 to the three months ended June 30, 2003 due to an increase in Nextel Brazil’s sales force;

•	decreases of $1.0 million, or 38%, and $0.4 million, or 41%, in advertising expenses, primarily as a result of fewer advertising promotions beginning in 2002 and continuing throughout the first half of 2003, as well as the depreciation of the Brazilian real;

•	decreases of $0.8 million, or 39%, and $0.5 million, or 49%, in other marketing expenses primarily due to reductions in marketing payroll and facilities and administrative costs and the depreciation of the Brazilian real; and

•	decreases of $0.6 million, or 24%, and $0.2 million, or 23%, in commissions earned by indirect dealers as a result of the depreciation of the Brazilian real despite increases in local currency commissions per handset sales.

4. General and administrative expenses

      The $8.5 million, or 32%, and $3.2 million, or 25%, decreases in general and administrative expenses from the six and three months ended June 30, 2002 to the six and three months ended June 30, 2003 are a result of the following:

•	decreases of $4.6 million, or 86%, and $0.9 million, or 77%, in bad debt expense, which also decreased as a percentage of revenues from 5.5% and 2.4% for the six and three months ended June 30, 2002 to 1.1% and 0.8% for the six months and three months ended June 30, 2003, principally due to the recognition of higher bad debt provisions during the first half of 2002 resulting from the uncertainty surrounding our reorganization, improved credit screening and collection efforts and the depreciation of the Brazilian real;

•	decreases of $2.2 million, or 19%, and $1.8 million, or 28%, in general corporate expenses primarily as a result of the depreciation of the Brazilian real;

•	decreases of $1.1 million, or 17%, and $0.3 million, or 8%, in customer care and billing operations expenses principally due to the depreciation of the Brazilian real, partially offset by increases in local currency payroll and related expenses caused by increases in customer care personnel; and

•	decreases of $0.6 million, or 20%, and $0.2 million, or 11%, in information technology expenses, primarily as a result of the depreciation of the Brazilian real, partially offset by increases in local currency information technology expenses due to new system maintenance contracts.

5. Restructuring and other charges

      Restructuring charges of $0.7 million and $0.2 million during the six and three months ended June 30, 2002 represent severance expenses incurred as a result of reductions in Nextel Brazil’s workforce. Nextel Brazil did not incur any restructuring or other charges during the six or three months ended June 30, 2003.

6. Depreciation and amortization

      The $5.1 million, or 79%, and $2.6 million, or 77%, decreases in depreciation and amortization from the six and three months ended June 30, 2002 to the six and three months ended June 30, 2003 are largely the result of $33.8 million in long-lived asset write-downs that Nextel Brazil recognized as a result of the application of fresh-start accounting rules on October 31, 2002. These write-downs substantially reduced the cost bases of Nextel Brazil’s long-lived assets and resulted in less depreciation and amortization during the six and three months ended June 30, 2003 than during the same periods in 2002.

7. Interest expense

      The $1.2 million, or 18%, and $1.5 million, or 31%, decreases in interest expense from the six and three months ended June 30, 2002 to the six and three months ended June 30, 2003 are mainly due to the reduction of handset financing interest resulting from a decrease in handsets sold and a decrease in interest rates on Nextel Brazil’s Motorola credit facility.

8. Interest income

      The $1.4 million, or 186%, and $1.2 million, or 320%, increases in interest income from the six and three months ended June 30, 2002 to the six and three months ended June 30, 2003 are primarily the result of higher average cash balances and income on short-term investments.

9. Foreign currency transaction gains (losses), net

      Net foreign currency transaction gains of $21.9 million and $19.8 million for the six and three months ended June 30, 2003, and $0.9 million for the six months ended June 30, 2002, are primarily due to the impact from the relative strengthening of the Brazilian real against the U.S. dollar on Nextel Brazil’s U.S. dollar-based long-term liabilities during those periods. Net foreign currency transaction losses of $2.2 million for the three months ended June 30, 2002 are primarily the result of the relative depreciation of the Brazilian real on Nextel Brazil’s U.S. dollar-based long-term liabilities during that period.

10. Other expense, net

      The $1.6 million, or 117%, and $2.1 million, or 260%, increases in other expense, net, from the six and three months ended June 30, 2002 to the six and three months ended June 30, 2003 are principally due to increases in penalties on tax contingencies and higher losses on asset disposals, partially offset by decreases in asset transfer taxes.

d. Nextel Argentina

		% of		% of
	Successor	Nextel	Predecessor	Nextel	Change from
	Company	Argentina’s	Company	Argentina’s	Previous Year
	June 30,	Operating	June 30,	Operating
	2003	Revenues	2002	Revenues	Dollars	Percent

	(dollars in thousands)
Six Months Ended
Operating revenues
Service and other revenues	$44,189	90%	$42,815	95%	$1,374	3%
Digital handset and accessory revenues	4,902	10%	2,047	5%	2,855	139%

	49,091	100%	44,862	100%	4,229	9%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(11,968)	(24)%	(9,908)	(22)%	(2,060)	21%
Cost of digital handset and accessory sales	(7,279)	(15)%	(4,274)	(10)%	(3,005)	70%

	(19,247)	(39)%	(14,182)	(32)%	(5,065)	36%

Gross margin	29,844	61%	30,680	68%	(836)	(3)%
Selling and marketing expenses	(4,700)	(10)%	(6,794)	(15)%	2,094	(31)%
General and administrative expenses	(11,685)	(24)%	(16,109)	(36)%	4,424	(27)%

Segment earnings	13,459	27%	7,777	17%	5,682	73%
Impairment, restructuring and other charges	—	—	(8,542)	(19)%	8,542	(100)%
Depreciation and amortization	(1,313)	(2)%	(1,169)	(2)%	(144)	12%

Operating income (loss)	12,146	25%	(1,934)	(4)%	14,080	(728)%
Interest expense	(46)	—	(5,987)	(13)%	5,941	(99)%
Interest income	326	—	36	—	290	806%
Foreign currency transaction losses, net	(510)	(1)%	(134,434)	(300)%	133,924	(100)%
Other income (expense), net	8,281	17%	(1,416)	(3)%	9,697	(685)%

Income (loss) before income tax	$20,197	41%	$(143,735)	(320)%	$163,932	(114)%

Three Months Ended
Operating revenues
Service and other revenues	$25,606	89%	$14,496	95%	$11,110	77%
Digital handset and accessory revenues	3,150	11%	724	5%	2,426	335%

	28,756	100%	15,220	100%	13,536	89%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(8,241)	(28)%	(3,723)	(25)%	(4,518)	121%
Cost of digital handset and accessory sales	(4,545)	(16)%	(1,264)	(8)%	(3,281)	260%

	(12,786)	(44)%	(4,987)	(33)%	(7,799)	156%

Gross margin	15,970	56%	10,233	67%	5,737	56%
Selling and marketing expenses	(2,711)	(10)%	(2,093)	(14)%	(618)	30%
General and administrative expenses	(6,264)	(22)%	(4,197)	(27)%	(2,067)	49%

Segment earnings	6,995	24%	3,943	26%	3,052	77%
Impairment, restructuring and other charges	—	—	(7,600)	(50)%	7,600	(100)%
Depreciation and amortization	(723)	(2)%	(607)	(4)%	(116)	19%

Operating income (loss)	6,272	22%	(4,264)	(28)%	10,536	(247)%
Interest expense	(46)	—	(3,089)	(20)%	3,043	(99)%
Interest income	230	1%	32	—	198	619%
Foreign currency transaction losses, net	(1,394)	(5)%	(57,181)	(376)%	55,787	(98)%
Other income (expense), net	1,090	3%	(769)	(5)%	1,859	(242)%

Income (loss) before income tax	$6,152	21%	$(65,271)	(429)%	$71,423	(109)%

     In 2002, Nextel Argentina’s operations were negatively impacted by the adverse economic and political conditions existing in Argentina. At the beginning of 2002, Nextel Argentina implemented a contingency plan, which included workforce reductions, the introduction of new handset leasing programs and pricing plans designed to retain customers. As a result of the financial difficulties facing its customers and its policies related to suspension and deactivation of nonpaying customers, Nextel Argentina experienced increased customer turnover rates and higher bad debt expense during the first half of 2002. Argentina recently elected a new president, and the macroeconomic environment has begun to show signs of improvement as evidenced by the recent appreciation of the Argentine peso relative to the U.S. dollar. Consistent with this improved economic environment, Nextel Argentina, since the third quarter of 2002, has continued growing its subscriber base, significantly lowering its customer turnover and lowering its bad debt expense. Since the economic conditions in Argentina continue to be uncertain, we cannot predict whether this trend will continue.

      In accordance with accounting principles generally accepted in the United States, we translated Nextel Argentina’s results of operations using the average exchange rates for the six and three months ended June 30, 2003 and 2002. The average exchange rate of the Argentine peso for the six and three months ended June 30, 2003 depreciated against the U.S. dollar by 27% and 1% from the same periods in 2002. As a result, the components of Nextel Argentina’s results of operations for the six months ended June 30, 2003 after translation into U.S. dollars reflect significant decreases as compared to its results of operations for the same period in 2002, taking into consideration our one-month lag financial reporting policy for our non-U.S. operating subsidiaries. However, the components of Nextel Argentina’s results of operations for the three months ended June 30, 2003 after translation into U.S. dollars do not reflect such decreases due to the stability of the Argentine peso during that period. A continued weakening of the Argentine peso will likely continue to adversely affect Nextel Argentina’s results of operations in future periods. Further, as a result of the depreciation of the Argentine peso against the U.S. dollar, during the six and three months ended June 30, 2002, Nextel Argentina recorded $134.4 million and $57.2 million in foreign currency transaction losses related to its U.S. dollar-denominated liabilities, primarily their long-term credit facilities. However, Nextel Argentina’s exposure to foreign currency transaction losses was significantly reduced with our repurchase of the outstanding balance owed to Nextel Argentina’s creditors under its U.S. dollar-denominated credit facilities in the fourth quarter of 2002 in connection with our emergence from Chapter 11 reorganization. As a result, we expect that Nextel Argentina’s exposure to foreign currency transaction losses during 2003 will continue to be significantly less than during 2002.

1. Operating revenues

      The $1.4 million, or 3%, and $11.1 million, or 77%, increases in service and other revenues from the six and three months ended June 30, 2002 to the six and three months ended June 30, 2003 are primarily a result of the following:

•	12% and 19% increases in the average number of digital handsets in service from the six and three months ended June 30, 2002 to the six and three months ended June 30, 2003, resulting from growth in Nextel Argentina’s existing markets; and

•	an increase in average revenues per handset on a local currency basis, primarily due to the successful introduction of new monthly service plans with higher access fees and price increases on existing plans.

These increases were partially offset by the impact of a weaker exchange rate of the Argentine peso compared to the U.S. dollar for the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

      The $2.9 million, or 139%, and $2.4 million, or 335%, increases in digital handset and accessory revenues from the six and three months ended June 30, 2002 to the six and three months ended June 30, 2003 are largely the result of a change in accounting for digital handset revenues that Nextel Argentina implemented during the fourth quarter of 2002.

2. Cost of revenues

      The $2.1 million, or 21%, and $4.5 million, or 121%, increases in cost of service from the six and three months ended June 30, 2002 to the six and three months ended June 30, 2003 are principally a result of the following:

•	increases in variable costs related to interconnect fees resulting from 43% and 50% increases in total system minutes of use, primarily due to an increase in the number of digital handsets in service and the implementation of rate plans with increased volumes of usable minutes;

•	increases in per minute costs related to interconnect minutes of use resulting from the implementation of a calling party pays program between mobile handsets during the second quarter of 2003; and

•	increases in fixed costs related to direct switch and transmitter and receiver site costs that Nextel Argentina incurred as a result of a 6% increase in the number of transmitter and receiver sites in service from June 30, 2002 to June 30, 2003.

      As is the case with our other operating companies, Nextel Argentina subsidizes handset sales to attract new customers and offers handset upgrades and other retention inducements to retain existing customers. The $3.0 million, or 70%, and $3.3 million, or 260%, increases in cost of digital handset and accessory sales from the six and three months ended June 30, 2002 to the six and three months ended June 30, 2003 are mostly due to increases in handset sales and handset upgrades, as well as decreases in sales of refurbished handsets.

3. Selling and marketing expenses

      The $2.1 million, or 31%, decrease in Nextel Argentina’s selling and marketing expenses from the six months ended June 30, 2002 to the six months ended June 30, 2003 is the result of the following:

•	a $0.8 million, or 65%, decrease in advertising expenses, primarily as a result of fewer advertising promotions beginning in 2002 and continuing throughout the first half of 2003, as well as the depreciation of the Argentine peso;

•	a $0.6 million, or 19%, decrease in direct commission and payroll expenses principally as a result of a slight reduction in sales and marketing personnel and the depreciation of the Argentine peso;

•	a $0.5 million, or 24%, decrease in commissions earned by indirect dealers as a result of the depreciation of the Argentine peso despite an 11% increase in handset sales obtained through indirect channels; and

•	a $0.2 million, or 57%, decrease in other marketing expenses primarily due to the substantial reduction of other marketing activities during the first quarter of 2003 and the depreciation of the Argentine peso.

      The $0.6 million, or 30%, increase in Nextel Argentina’s selling and marketing expenses from the three months ended June 30, 2002 to the three months ended June 30, 2003 is primarily the result of a $0.4 million, or 69%, increase in commissions earned by indirect dealers and a $0.2 million, or 25%, increase in direct commission and payroll expenses largely due to a 33% increase in handset sales obtained through indirect channels and a 17% increase in handset sales obtained through direct channels, as well as increases in average commission per handset sale caused by decreases in amounts charged back to dealers.

4. General and administrative expenses

      The $4.4 million, or 27%, decrease in Nextel Argentina’s general and administrative expenses from the six months ended June 30, 2002 to the six months ended June 30, 2003 is largely a result of the following:

•	a $4.4 million, or 80%, decrease in bad debt expense, which also decreased as a percentage of revenues from 12.3% for the six months ended June 30, 2002 to 2.3% for the six months ended June 30, 2003, principally due to the depreciation of the Argentine peso, improved collection efforts and the resulting uncertainty surrounding adverse economic conditions in Argentina during the first half of 2002, which caused an increase in bad debt provision for that period;

•	a $1.0 million, or 36%, decrease in information technology expenses, primarily as a result of fewer information technology contracts during the first half of 2003 and the depreciation of the Argentine peso; and

•	a $0.7 million, or 25%, decrease in customer retention, customer care and billing operations expenses principally due to the depreciation of the Argentine peso.

These decreases were partially offset by a $1.7 million, or 34%, increase in general corporate expenses, largely as a result of an increase in operating taxes on gross revenues in Argentina.

      The $2.1 million, or 49%, increase in Nextel Argentina’s general and administrative expenses from the three months ended June 30, 2002 to the three months ended June 30, 2003 is primarily a result of the following:

•	a $2.0 million, or 109%, increase in general corporate expenses, primarily as a result of an increase in operating taxes on gross revenues in Argentina; and

•	a $0.3 million, or 21%, increase in information technology, billing, collection, customer retention and customer care expenses, primarily caused by an increase in information technology and customer care personnel.

These increases were partially offset by a $0.2 million, or 33%, decrease in bad debt expense, which also decreased as a percentage of revenues from 4.9% for the three months ended June 30, 2002 to 1.7% for the three months ended June 30, 2003, primarily due to uncertainty surrounding adverse economic conditions in Argentina during the first half of 2002, which caused an increase in the bad debt provision for that period and improved collection efforts during 2003.

5. Impairment, restructuring and other charges

      During the first quarter of 2002, Nextel Argentina incurred $0.9 million in restructuring charges related to a workforce reduction. During the second quarter of 2002, Nextel Argentina recorded a $7.9 million impairment charge to further write-down the carrying values of its long-lived assets as a result of the adverse economic conditions in Argentina. Nextel Argentina did not incur any impairment, restructuring or other charges during the six or three months ended June 30, 2003.

6. Depreciation and amortization

      The $0.1 million, or 12%, and $0.1 million, or 19%, increases in depreciation and amortization from the six and three months ended June 30, 2002 to the six and three months ended June 30, 2003 are largely the result of the recognition of $1.4 million in intangible assets, including $1.1 million in customer base, which has a useful life comparatively shorter than other long-lived assets, that Nextel Argentina recognized in the fourth quarter of 2002 in connection with the application of fresh-start accounting rules.

7. Interest expense

      The $5.9 million, or 99%, and $3.0 million, or 99%, decreases in interest expense from the six and three months ended June 30, 2002 to the six and three months ended June 30, 2003 are the result of our repurchase and retirement of Nextel Argentina’s credit facilities in the fourth quarter of 2002 in connection with our emergence from reorganization. As a result of this repurchase, Nextel Argentina is no longer incurring any interest expense related to these credit facilities and does not have any long-term debt.

8. Interest income

      The $0.3 million, or 806%, and $0.2 million, or 619%, increases in interest income from the six and three months ended June 30, 2002 to the six and three months ended June 30, 2003 are the result of higher average cash balances during the first half of 2003 than during the first half of 2002.

9. Foreign currency transaction losses, net

      Net foreign currency transaction losses of $134.4 million and $57.2 million for the six and three months ended June 30, 2002 are primarily the result of the depreciation of the Argentine peso on Nextel Argentina’s dollar-denominated credit facilities. Nextel Argentina’s exposure to foreign currency transaction losses was reduced significantly for the six and three months ended June 30, 2003 as a result of our repurchase of Nextel Argentina’s credit facilities during the fourth quarter of 2002. Net foreign currency transaction losses of $0.5 million and $1.4 million for the six and three months ended June 30, 2003 are primarily the result of the strengthening of the Argentine peso relative to the U.S. dollar on Nextel Argentina’s U.S. dollar-based net assets.

10. Other income (expense), net

      In connection with our emergence from Chapter 11 bankruptcy in 2002, one of our corporate entities repurchased Nextel Argentina’s credit facilities from its creditors. While this corporate entity contributed the principal balance to Nextel Argentina as a capital investment, it forgave the accrued interest during the first quarter of 2003. Other income, net, of $8.3 million for the six months ended June 30, 2003 consists primarily of the gain related to the forgiveness of this accrued interest. Since this accrued interest was due between a corporate entity and a consolidated subsidiary, the forgiveness of accrued interest did not impact our consolidated results of operations. Other income, net, of $1.1 million for the three months ended June 30, 2003 primarily represents a gain related to the reversal of a contingency for withholding taxes which resulted from the forgiveness of accrued interest related to Nextel Argentina’s credit facilities.

e. Nextel Peru

		% of		% of
	Successor	Nextel	Predecessor	Nextel	Change from
	Company	Peru’s	Company	Peru’s	Previous Year
	June 30,	Operating	June 30,	Operating
	2003	Revenues	2002	Revenues	Dollars	Percent

	(dollars in thousands)
Six Months Ended
Operating revenues
Service and other revenues	$45,219	98%	$39,233	98%	$5,986	15%
Digital handset and accessory revenues	1,157	2%	833	2%	324	39%

	46,376	100%	40,066	100%	6,310	16%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(16,589)	(36)%	(12,138)	(30)%	(4,451)	37%
Cost of digital handset and accessory sales	(5,878)	(12)%	(5,955)	(15)%	77	(1)%

	(22,467)	(48)%	(18,093)	(45)%	(4,374)	24%

Gross margin	23,909	52%	21,973	55%	1,936	9%
Selling and marketing expenses	(5,837)	(13)%	(4,819)	(12)%	(1,018)	21%
General and administrative expenses	(7,535)	(16)%	(7,014)	(18)%	(521)	7%

Segment earnings	10,537	23%	10,140	25%	397	4%
Restructuring and other charges	—	—	(23)	—	23	(100)%
Depreciation and amortization	(1,863)	(4)%	(2,941)	(7)%	1,078	(37)%

Operating income	8,674	19%	7,176	18%	1,498	21%
Interest expense	(1,021)	(2)%	(1,595)	(4)%	574	(36)%
Interest income	511	1%	18	—	493	NM
Foreign currency transaction gains (losses), net	89	—	(168)	—	257	(153)%
Other expense, net	(867)	(2)%	(246)	(1)%	(621)	252%

Income before income tax	$7,386	16%	$5,185	13%	$2,201	42%

		% of		% of
	Successor	Nextel	Predecessor	Nextel	Change from
	Company	Peru’s	Company	Peru’s	Previous Year
	June 30,	Operating	June 30,	Operating
	2003	Revenues	2002	Revenues	Dollars	Percent

	(dollars in thousands)
Three Months Ended
Operating revenues
Service and other revenues	$23,052	97%	$19,830	98%	$3,222	16%
Digital handset and accessory revenues	631	3%	369	2%	262	71%

	23,683	100%	20,199	100%	3,484	17%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(8,924)	(38)%	(6,168)	(31)%	(2,756)	45%
Cost of digital handset and accessory sales	(2,996)	(12)%	(2,873)	(14)%	(123)	4%

	(11,920)	(50)%	(9,041)	(45)%	(2,879)	32%

Gross margin	11,763	50%	11,158	55%	605	5%
Selling and marketing expenses	(2,978)	(13)%	(2,447)	(12)%	(531)	22%
General and administrative expenses	(3,901)	(16)%	(3,534)	(17)%	(367)	10%

Segment earnings	4,884	21%	5,177	26%	(293)	(6)%
Depreciation and amortization	(1,019)	(5)%	(1,765)	(9)%	746	(42)%

Operating income	3,865	16%	3,412	17%	453	13%
Interest expense	(486)	(2)%	(792)	(4)%	306	(39)%
Interest income	504	2%	12	—	492	NM
Foreign currency transaction (losses) gains, net	(37)	—	94	—	(131)	(139)%
Other expense, net	(792)	(3)%	(59)	—	(733)	NM

Income before income tax	$3,054	13%	$2,667	13%	$387	15%

NM–Not Meaningful

      Because the U.S. dollar is the functional currency in Peru, Nextel Peru’s results of operations are not significantly impacted by changes in the exchange rate.

1. Operating revenues

      The $6.0 million, or 15%, and $3.2 million, or 16%, increases in service and other revenues from the six and three months ended June 30, 2002 to the six and three months ended June 30, 2003 are primarily a result of 17% and 16% increases in the average number of digital handsets in service from the six and three months ended June 30, 2002 to the six and three months ended June 30, 2003. The increase in service and other revenues for the six months ended June 30, 2003 was partially offset by a slight decrease in average revenue per handset over the same period.

      The $0.3 million, or 39%, and $0.3 million, or 71%, increases in digital handset and accessory revenues from the six and three months ended June 30, 2002 to the six and three months ended June 30, 2003 are largely the result of a change in accounting for digital handset revenues that Nextel Peru implemented during the fourth quarter of 2002.

2. Cost of revenues

      The $4.5 million, or 37%, and $2.8 million, or 45%, increases in cost of service from the six and three months ended June 30, 2002 to the six and three months June 30, 2003 are primarily a result of the following:

•	increases in variable costs related to interconnect fees resulting from 17% and 13% increases in total system minutes of use, primarily due to 17% and 16% increases in the average number of digital handsets in service;

•	increases in average cost per minute of use due to higher interconnect rates that Nextel Peru began incurring in 2003 as a result of a change in intercarrier billing methodologies as a result of a decision of the Peruvian telecommunications regulator that Nextel Peru is appealing; and

•	increases in fixed costs related to direct switch and transmitter and receiver site costs, including utilities and warranty costs that Nextel Peru incurred resulting from a 17% increase in the number of transmitter and receiver sites in service from June 30, 2002 to June 30, 2003.

      As is the case with our operating companies, Nextel Peru subsidizes handset sales to attract new customers. While Nextel Peru’s handset sales increased slightly from the six months ended June 30, 2002 to the six months ended June 30, 2003, the $77,000, or 1%, decrease in Nextel Peru’s cost of digital handset and accessory sales over the same period is largely due to a decrease in the average cost of handsets sold, primarily due to a change in the mix of handsets sold toward lower cost handsets. The $0.1 million, or 4%, increase in Nextel Peru’s cost of digital handset and accessory sales from the three months ended June 30, 2002 to the three months ended June 30, 2003 is primarily due to a 3% increase in handset sales over the same period.

3. Selling and marketing expenses

      The $1.0 million, or 21%, increase in Nextel Peru’s selling and marketing expenses from the six months ended June 30, 2002 to the six months ended June 30, 2003 is a result of the following:

•	a $0.5 million, or 40%, increase in advertising expenses and marketing costs primarily as a result of the launch of a new market in Peru and additional advertising campaigns that were implemented during the first six months of 2003; and

•	a $0.5 million, or 14%, increase in commissions earned by Nextel Peru’s direct sales force and indirect dealers and payroll expenses primarily resulting from:

•	an increase in average commissions incurred per handset sale, primarily as a result of increased incentives paid to Nextel Peru’s internal sales force in an effort to increase sales to longer-lived customers;

•	an increase in digital handsets sold; and

•	an increase in payroll costs related to an increase in sales and marketing personnel.

      The $0.5 million, or 22%, increase in Nextel Peru’s selling and marketing expenses from the three months ended June 30, 2002 to the three months ended June 30, 2003 is due to the following:

•	a $0.3 million, or 41%, increase in advertising expenses and marketing costs primarily as a result of continued strong marketing efforts related to a new brand awareness campaign that Nextel Peru launched in April 2003; and

•	a $0.2 million, or 13%, increase in commissions earned by Nextel Peru’s direct sales force and indirect dealers largely as a result of an increase in digital handsets sold.

4. General and administrative expenses

      The $0.5 million, or 7%, increase in Nextel Peru’s general and administrative expenses from the six months ended June 30, 2002 to the six months ended June 30, 2003 is a result of the following:

•	a $0.5 million, or 22%, increase in customer care and billing operations expenses primarily as a result of an increase in payroll and related expenses related to an increase in customer care personnel necessary to support a larger customer base; and

•	a $0.3 million, or 19%, increase in information technology expenses primarily as result of an increase in payroll and related expenses, largely due to an increase in information technology personnel.

These increases were partially offset by the following:

•	a $0.2 million, or 6%, decrease in general corporate expenses primarily due to a decrease in temporary employee and office rental expenses; and

•	a $0.1 million, or 11%, decrease in bad debt expense, which also decreased as a percentage of revenues from 1.5% for the six months ended June 30, 2002 to 1.1% for the six months ended June 30, 2003, primarily due to improved collection efforts.

      The $0.4 million, or 10%, increase in Nextel Peru’s general and administrative expenses from the three months ended June 30, 2002 to the three months ended June 30, 2003 is a result of the following:

•	a $0.2 million, or 36%, increase in information technology expenses primarily due to an increase in payroll and related expenses, largely due to an increase in information technology personnel, and new software licenses and maintenance related expenses; and

•	a $0.2 million, or 16%, increase in customer care and billing operations payroll and related expenses, largely due to an increase in customer care personnel necessary to support a larger customer base.

Bad debt expense was $0.3 million for the three months ended June 30, 2003 and 2002, but decreased as a percentage of revenues from 1.7% to 1.3% due to improved collection efforts.

5. Restructuring and other charges

      Restructuring and other charges for the six months ended June 30, 2002 represent the write-off of the carrying value of an information technology project that was abandoned as a result of our restructuring activities. Nextel Peru did not incur any restructuring or other charges during the six or three months ended June 30, 2003.

6. Depreciation and amortization

      The $1.1 million, or 37%, and $0.7 million, or 42%, decreases in depreciation and amortization from the six and three months ended June 30, 2002 to the six and three months ended June 30, 2003 are primarily due to net long-lived asset write-downs that Nextel Peru recognized as a result of the application of fresh-start accounting rules on October 31, 2002. These write-downs substantially reduced the cost bases of certain of Nextel Peru’s long-lived assets, resulting in lower depreciation and amortization in 2003.

7. Interest expense

      The $0.6 million, or 36%, and $0.3 million, or 39%, decreases in interest expense from the six and three months ended June 30, 2002 to the six and three months ended June 30, 2003 are principally the result of less handset financing interest incurred during 2003 compared to 2002 due to the elimination of handset financing in the fourth quarter of 2002 and the implementation of an active program to pay for new purchases in cash.

8. Interest income

      The increases in interest income of $0.5 million from the six and three months ended June 30, 2002 to the six and three months ended June 30, 2003 are primarily due to the accretion of value added tax receivables that were written down in connection with the application of fresh-start accounting.

9. Foreign currency transaction gains (losses), net

      Net foreign currency transaction gains of $0.1 million for the six months ended June 30, 2003 are primarily due to the effects of the appreciation of the Peruvian sol compared to the U.S. dollar during that period. Net foreign currency transaction losses of $0.2 million for the six months ended June 30, 2002 are primarily due to the effects of the depreciation of the Peruvian sol compared to the U.S. dollar during that period.

      Net foreign currency transaction losses of $37,000 for the three months ended June 30, 2003 are primarily due to the depreciation of the Peruvian sol compared to the U.S. dollar during that period. Net foreign currency transaction gains of $0.1 million for the three months ended June 30, 2002 are primarily due to the effects of the appreciation of the Peruvian sol compared to the U.S. dollar during that period.

10. Other expense, net

      The $0.6 million and $0.7 million increases in other expense, net, from the six and three months ended June 30, 2002 to the six and three months ended June 30, 2003 are primarily due to increases in non-operating expenses.

f. Corporate and other

		% of		% of
	Successor	Corporate	Predecessor	Corporate	Change from
	Company	and other	Company	and other	Previous Year
	June 30,	Operating	June 30,	Operating
	2003	Revenues	2002	Revenues	Dollars	Percent

	(dollars in thousands)
Six Months Ended
Operating revenues
Service and other revenues	$767	100%	$852	100%	$(85)	(10)%
Digital handset and accessory revenues	—	—	—	—	—	—

	767	100%	852	100%	(85)	(10)%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(719)	(94)%	(719)	(84)%	—	—
Cost of digital handset and accessory sales	(472)	(61)%	(424)	(50)%	(48)	11%

	(1,191)	(155)%	(1,143)	(134)%	(48)	4%

Gross margin	(424)	(55)%	(291)	(34)%	(133)	46%
Selling and marketing expenses	(2,065)	(268)%	(2,126)	(250)%	61	(3)%
General and administrative expenses	(14,434)	NM	(12,847)	NM	(1,587)	12%

Segment losses	(16,923)	NM	(15,264)	NM	(1,659)	11%
Restructuring and other charges	—	—	(5,461)	(641)%	5,461	(100)%
Depreciation and amortization	(236)	(31)%	(3,445)	(404)%	3,209	(93)%

Operating loss	(17,159)	NM	(24,170)	NM	7,011	(29)%
Interest expense	(16,458)	NM	(119,840)	NM	103,382	(86)%
Interest income	1,430	186%	5,857	687%	(4,427)	(76)%
Foreign currency transaction (losses) gains, net	(12)	(2)%	171	20%	(183)	(107)%
Other expense, net	(7,462)	(973)%	(12)	(1)%	(7,450)	NM

Loss before income tax	$(39,661)	NM	$(137,994)	NM	$98,333	(71)%

Three Months Ended
Operating revenues
Service and other revenues	$377	100%	$417	100%	$(40)	(10)%
Digital handset and accessory revenues	—	—	—	—	—	—

	377	100%	417	100%	(40)	(10)%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(385)	(102)%	(287)	(69)%	(98)	34%
Cost of digital handset and accessory sales	(225)	(60)%	(218)	(52)%	(7)	3%

	(610)	(162)%	(505)	(121)%	(105)	21%

Gross margin	(233)	(62)%	(88)	(21)%	(145)	165%
Selling and marketing expenses	(1,121)	(297)%	(880)	(211)%	(241)	27%
General and administrative expenses	(7,156)	NM	(5,819)	NM	(1,337)	23%

Segment losses	(8,510)	NM	(6,787)	NM	(1,723)	25%
Restructuring and other charges	—	—	(1,731)	(415)%	1,731	(100)%
Depreciation and amortization	(127)	(34)%	(1,725)	(415)%	1,598	(93)%

Operating loss	(8,637)	NM	(10,243)	NM	1,606	(16)%
Interest expense	(8,670)	NM	(50,173)	NM	41,503	(83)%
Interest income	666	177%	3,000	(719)%	(2,334)	(78)%
Foreign currency transaction gains, net	5	1%	104	25%	(99)	(95)%
Other expense, net	(385)	(102)%	(24)	(6)%	(361)	NM

Loss before income tax	$(17,021)	NM	$(57,336)	NM	$40,315	(70)%

NM–Not Meaningful

      Corporate and other operating revenues and cost of revenues primarily represent the results of analog operations reported by Nextel Chile.

1. Operating revenues

      The $85,000, or 10%, and $40,000, or 10%, decreases in service and other revenues from the six and three months ended June 30, 2002 to the six and three months ended June 30, 2003 are primarily the result of decreases in Nextel Chile’s average revenues per handset from the six and three months ended June 30, 2002 to the six and three months ended June 30, 2003, partially offset by slight increases in Nextel Chile’s analog handsets in service over the same periods.

2. Cost of revenues

      The $0.1 million, or 21%, increase in cost of service from the three months ended June 30, 2002 to the three months ended June 30, 2003 is primarily due to an increase in Nextel Chile’s fixed costs related to site rent, direct switch and transmitter maintenance costs and other fees.

3. Selling and marketing expenses

      The $61,000, or 3%, decrease in selling and marketing expenses from the six months ended June 30, 2002 to the six months ended June 30, 2003 is primarily due to a decrease in Nextel Chile’s indirect commissions as a result of fewer analog handset sales that Nextel Chile sold through indirect channels. The $0.2 million, or 27%, increase in selling and marketing expenses from the three months ended June 30, 2002 to the same period in 2003 is largely due to an increase in marketing expenses at the corporate level.

4. General and administrative expenses

      The $1.6 million, or 12%, and $1.3 million, or 23%, increases in general and administrative expenses from the six and three months ended June 30, 2002 to the six and three months ended June 30, 2003 are a result of increases in corporate business insurance and outside services.

5. Restructuring and other charges

      Restructuring charges of $5.5 million and $1.7 million for the six and three months ended June 30, 2002 are primarily related to payments we made to third parties who assisted us with our debt restructuring efforts during the first and second quarters of 2002, as well as costs associated with workforce reductions that were implemented at our corporate headquarters and in Nextel Chile. Our corporate entities and Nextel Chile did not incur any restructuring or other charges during the six or three months ended June 30, 2003.

6. Depreciation and amortization

      The $3.2 million, or 93%, and $1.6 million, or 93%, decreases in depreciation and amortization from the six and three months ended June 30, 2002 to the six and three months ended June 30, 2003 are the result of long-lived asset write-downs recognized at the corporate level and by Nextel Chile as a result of the application of fresh-start accounting rules on October 31, 2002. These write-downs substantially reduced the cost bases of our corporate entities’ and Nextel Chile’s long-lived assets and resulted in less depreciation and amortization during the six and three months ended June 30, 2003 than during the same periods in 2002.

7. Interest expense

      Interest expense of $16.5 million and $8.7 million for the six and three months ended June 30, 2003 primarily includes accreted interest on our new senior secured discount notes and interest expense on the $70.0 million portion of our international equipment facility held at the corporate level.

      Interest expense of $119.8 million and $50.2 million for the six and three months ended June 30, 2002 primarily represents interest expense on our former senior notes that we extinguished in connection with our emergence from reorganization and interest expense on our former $225.0 million Motorola equipment financing facilities, which were previously entirely held at the corporate level.

8. Interest income

      The $4.4 million, or 76%, and $2.3 million, or 78%, decreases in interest income from the six and three months ended June 30, 2002 to the six and three months ended June 30, 2003 are primarily the result of a decrease in the average cash balances at the corporate level and the elimination of interest income derived from intercompany loans that were partially paid by Nextel Mexico and Nextel Peru when they assumed the legal obligations for a portion of the international equipment facility.

9. Foreign currency transaction (losses) gains, net

      Net foreign currency transaction gains for the six and three months ended June 30, 2002, and for the three months ended June 30, 2003, are primarily due to the relative strengthening of the Chilean peso against the U.S. dollar during those periods. Net foreign currency transaction losses for the six months ended June 30, 2003 are primarily the result of the relative depreciation of the Chilean peso during that period.

10. Other expense, net

      Other expense, net, of $7.5 million for the six months ended June 30, 2003 consists primarily of a loss related to the accrued interest that one of our corporate entities forgave on Nextel Argentina’s credit facilities that the corporate entity repurchased in the fourth quarter of 2002. Since this accrued interest was due between a corporate entity and a consolidated subsidiary, the forgiveness of accrued interest did not impact our consolidated results of operations. The $0.4 million increase in other expense, net, from the three months ended June 30, 2002 to the three months ended June 30, 2003 is principally due to foreign investor investment taxes.

Liquidity and Capital Resources

      We had a working capital surplus of $212.4 million, as of June 30, 2003 and $143.3 million as of December 31, 2002. The increase in our working capital is largely the result of $66.9 million in proceeds that we received from our tower sale-leaseback financing transactions that closed during the first half of 2003.

      We recognized net income of $51.1 million and $41.6 million for the six and three months ended June 30, 2003 and net losses of $391.2 million and $236.6 million for the six and three months ended June 30, 2002. The operating expenses and capital expenditures associated with developing, enhancing and operating our digital mobile networks have more than offset our operating revenues in the past. During 2003, our operating revenues have more than offset our operating expenses and cash capital expenditures. While we expect this trend to continue, if business conditions or timing of capital expenditures change, we may not be able to maintain this trend. See “Future Capital Needs and Resources” for a discussion of our future outlook and anticipated sources and uses of funds for the remainder of 2003.

      Cash Flows. As a result of the application of fresh-start accounting rules under SOP 90-7 and other events related to our emergence from Chapter 11 reorganization on October 31, 2002, the Predecessor Company’s cash flows for the six months ended June 30, 2002 are not fully comparable to the Successor Company’s cash flows for the six months ended June 30, 2003.

      Our operating activities provided us with $113.1 million of net cash during the six months ended June 30, 2003 and $26.6 million of net cash during the six months ended June 30, 2002. The $86.5 million increase in generation of cash is primarily due to improved operating performance, $9.3 million received from Nextel Communications under our spectrum sharing agreement and a decrease in cash paid for interest.

      We used $102.1 million of net cash in our investing activities during the six months ended June 30, 2003, almost all of which was spent on capital expenditures. We used $131.5 million of net cash in our investing activities during the six months ended June 30, 2002, of which $130.8 million was spent on capital expenditures. The decrease in cash spent on capital expenditures is primarily a result of timing of payments.

      Our financing activities provided us with $60.5 million of net cash during the six months ended June 30, 2003, primarily due to $66.9 million in proceeds that we received from our tower sale-leaseback financing transactions that closed during the first half of 2003, partially offset by $7.8 million that we placed in an escrow account as collateral for our interest rate swap. We used $20.2 million of net cash during the six months ended June 30, 2002, principally due to $12.1 million in repayments to Nextel Communications and $8.1 million in repayments under our debt facilities prior to filing for Chapter 11 reorganization.

Future Capital Needs and Resources

      Capital Resources. As of June 30, 2003, our capital resources included $314.4 million of cash, including $7.8 million of long-term restricted cash. Our ongoing capital resources depend on a variety of factors, including our existing cash balance, cash flows generated by our operating companies and external financial sources that may be available. While we plan to fund our operations using existing cash balances and internally generated cash flows, we may access the capital markets if we are able to meet our objectives of lowering our cost of capital, improving our financial flexibility and reducing our foreign currency exposure. Our ability to generate sufficient operating cash flows by our operating companies is dependent upon, among other things:

•	the amount of revenue we are able to generate from our customers;

•	the amount of operating expenses required to provide our services;

•	the cost of acquiring and retaining customers, including the subsidies we incur to provide handsets to both our new and existing customers;

•	our ability to continue to grow our customer base; and

•	fluctuations in foreign exchange rates.

      As of June 30, 2003, there were no amounts available for future borrowing under our vendor credit facilities. Under an existing agreement with American Tower, we expect to continue to sell towers over the next two to three years that will provide cash proceeds of $100.0 million. As of June 30, 2003 we have received $66.9 million of this amount. In addition, Nextel Brazil has a facility in place under which it can finance handset purchases. Borrowings under this facility have 180 day maturities and interest is prepaid in U.S. dollars at variable market rates.

      Capital Needs. We currently anticipate that our future capital needs will principally consist of funds required for:

•	operating expenses relating to our digital mobile networks;

•	debt service requirements, including tower financing obligations;

•	cash taxes;

•	capital expenditures to expand and enhance our digital mobile networks, as discussed below under “Capital Expenditures;”

•	future spectrum purchases; and

•	other general corporate expenditures.

      As of June 30, 2003, we have incurred tower financing obligations of $69.0 million, related to towers sold in Mexico and Brazil during the first half of 2003, which will be repaid through monthly rent payments over 15 years.

      Capital Expenditures. Our capital expenditures, including capitalized interest, were $117.1 million and $52.8 million for the six and three months ended June 30, 2003 compared to $102.9 million and $34.6 million for the six and three months ended June 30, 2002. In the future, our capital spending is expected to be financed by cash from operations, cash on hand and any external financing that becomes available and driven by several factors including:

•	the construction of additional transmitter and receiver sites to increase system capacity and maintain system quality and the installation of related switching equipment in some of our existing market coverage areas;

•	the enhancement of our digital mobile network coverage around some major market areas;

•	the expansion of our digital mobile networks to new market areas;

•	enhancements to our existing iDEN technology to increase voice capacity; and

•	non-network related information technology projects.

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

      Future Outlook. We believe that our current business plan will not require any additional external funding and we will be able to operate and grow our business while servicing our debt obligations. Our revenues are primarily denominated in foreign currencies. We expect that if current foreign currency exchange rates do not significantly adversely change, we will continue to generate net income during 2003. See “Forward Looking Statements.”

      In making our assessments of a fully funded business plan and net income, we have considered:

•	cash and cash equivalents on hand and available to fund our operations as of June 30, 2003 of $306.6 million;

•	expected cash flows from operations;

•	expected cash flows from the remaining committed communications tower sale-leaseback financings;

•	additional proceeds we expect to receive from Nextel Communications in connection with our spectrum use and build-out agreement;

•	the anticipated level of capital expenditures, including a significant positive impact associated with our anticipated receipt of the contemplated iDEN technology upgrade from Motorola;

•	the anticipated level of spectrum acquisitions;

•	our scheduled debt service and handset financing requirements;

•	cash taxes; and

•	the prepayment of up to $100.0 million of the international equipment facility from cash on hand and the net proceeds to be received by us in our anticipated offering to sell 2,000,000 shares of common stock in excess of the $86.0 million anticipated paydown of the Brazil equipment facility.

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

Forward Looking Statements

      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. A number of the statements made in this quarterly report on Form 10-Q are not historical or current facts, but deal with potential future circumstances and developments and our expectations based on them. They can be identified by the use of forward-looking words such as “believes,” “expects,” “intends,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy that involve risks and uncertainties. We caution you that these forward-looking statements are only predictions, which are subject to risks and uncertainties, including technical uncertainties, financial variations, changes in the regulatory environment, industry growth and trend predictions. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operation and results of our wireless communications business also may be subject to the effects of other risks and uncertainties in addition to the other qualifying factors identified in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, including, but not limited to:

•	our ability to meet the operating goals established by our business plan;

•	general economic conditions in Latin America and in the market segments that we are targeting for our digital mobile services;

•	the political and social conditions in the countries in which we operate, including political instability, which may affect the economies of our markets and the regulatory schemes in these countries;

•	substantive terms of any international financial aid package that may be made available to any country in which our operating companies conduct business;

•	the impact of foreign exchange volatility in our markets as compared to the U.S. dollar and related currency devaluations in countries in which our operating companies conduct business;

•	reasonable access to and the successful performance of the technology being deployed in our service areas, and improvements thereon, including technology deployed in connection with the introduction of digital two-way mobile data or Internet connectivity services in our markets;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet our service deployment and marketing plans and customer demand;

•	the success of efforts to improve and satisfactorily address any issues relating to our digital mobile network performance;

•	future legislation or regulatory actions relating to our specialized mobile radio services, other wireless communication services or telecommunications generally;

•	the ability to achieve and maintain market penetration and average subscriber revenue levels sufficient to provide financial viability to our digital mobile network business;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular services and personal communications services;

•	market acceptance of our new service offerings, including Nextel WorldwideSM and Nextel OnlineSM;

•	our ability to access sufficient debt or equity capital to meet any future operating and financial needs; and

•	other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission, including our 2002 annual report on Form 10-K and our quarterly report on Form 10-Q for the quarter ended March 31, 2003.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

      Our revenues are primarily denominated in foreign currencies, while a significant portion of our operations are financed through our senior secured discount notes and the Brazil equipment facility and the international equipment facility, which are denominated in U.S. dollars. As a result, fluctuations in exchange rates relative to the U.S. dollar expose us to foreign currency exchange risks. These risks include potential transaction losses on our U.S. dollar-denominated long-term debt and the impact of translating our local currency reported earnings into U.S. dollars when the U.S. dollar strengthens against the local currencies of our foreign operations. In addition, during the first half of 2003, we entered into local currency-based communication tower sale-leaseback transactions in Mexico and Brazil, which we are accounting for as financing transactions (see Note 2 to our condensed consolidated financial statements). Due to the limited availability of long-term instruments, we currently do not hedge assets or liabilities denominated in foreign currencies or foreign currency transactions.

      We are also exposed to interest rate risk due to fluctuations in the U.S. prime rate and the six-month London Interbank Offered Rate, or LIBOR. These rates are used to determine the variable rates of interest that are applicable to borrowings under our Brazil equipment facility and our international equipment facility. Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. We use derivative instruments, currently consisting of an interest rate swap, to manage this interest rate exposure by achieving a desired proportion of fixed rate versus variable rate borrowings. We only use derivative instruments for non-trading purposes (see Note 2 to our condensed consolidated financial statements).

      The table below presents principal amounts, related interest rates by year of maturity and aggregate amounts as of June 30, 2003 for our fixed and variable rate debt obligations, including our senior secured discount notes, our Brazil equipment facility and our international equipment facility, handset financing obligations and tower financing obligations. The table does not reflect the impact of the anticipated repayment of the Brazil equipment facility and the anticipated prepayment of the international equipment facility. For our interest rate swap agreement, the table presents the notional amount and related interest rate for the expected (contractual) maturity date. The notional amount is used to calculate the contractual payments to be exchanged under the contract. The $225.0 million notional amount of our interest rate swap agreement amortizes according to the contractual principal maturities of our international Motorola equipment financing facility. The average receive rate included in the table represents the current six month LIBOR rate under the swap. This rate is reset every six months beginning June 30, 2003. We determined the fair values included in this section based on:

•	quoted market prices for our senior secured discount notes;

•	carrying values for our vendor credit facilities as of June 30, 2003 as interest rates are reset periodically;

•	carrying values for our tower financing obligations as interest rates were set recently when we entered into these transactions during the first and second quarters of 2003; and

•	estimates from bankers for our interest rate swap agreement.

      The changes in the fair values of our debt since December 31, 2002 reflect changes in applicable market conditions. All of the information in the table is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows associated with our long-term debt are denominated in U.S. dollars (US$), Mexican pesos (MP) and Brazilian reais (BR).

	Year of Maturity						June 30, 2003

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

	(U.S. dollars in thousands)
Long-Term Debt:
Fixed Rate (US$)	$—	$—	$—	$—	$—	$180,821	$180,821	$166,355
Average Interest Rate	—	—	—	—	—	13.0%	13.0%
Fixed Rate (MP)	$—	$—	$—	$—	$—	$57,927	$57,927	$57,927
Average Interest Rate	—	—	—	—	—	28.0%	28.0%
Fixed Rate (BR)	$—	$—	$—	$—	$—	$11,040	$11,040	$11,040
Average Interest Rate	—	—	—	—	—	20.0%	20.0%
Variable Rate (US$)	$44,893	$56,250	$56,250	$82,048	$82,048	$51,597	$373,086	$373,086
Average Interest Rate	12.0%	6.2%	6.2%	6.1%	6.1%	5.9%	6.8%
Interest Rate Swap:
Variable to Fixed	$—	$56,250	$56,250	$56,250	$56,250	$—	$225,000	$(5,311)
Average Pay Rate	3.0%	3.0%	3.0%	3.0%	3.0%	—	3.0%
Average Receive Rate	1.2%	1.2%	1.2%	1.2%	1.2%	—	1.2%

Item 4.	Controls and Procedures.

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. As of the end of the period covered in this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and in our operating companies, including our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, these officers concluded that our disclosure controls and procedures were effective. There have been no significant changes to this system of internal controls or in other factors that could significantly affect those controls subsequent to the date of our evaluation.

PART II — OTHER INFORMATION.

Item 1.	Legal Proceedings.

      We and/or our operating companies are parties to certain legal proceedings that are described in our 2002 annual report on Form 10-K and in this Form 10-Q. During the three months ended June 30, 2003, there were no material changes in the status of or developments regarding those legal proceedings that have not been previously disclosed in our 2002 annual report on Form 10-K and our quarterly report on Form 10-Q for the three months ended March 31, 2003. In addition, some of our competitors are currently challenging, in administrative or judicial proceedings, the validity of some of our licenses or the scope of services we provide under those licenses, particularly in Mexico and Chile. While we believe that our licenses are valid and that our services are within the scope of our licenses, any revocation of a material number of our licenses or any significant limitation of our services would materially adversely affect our business.

Item 6.	Exhibits and Reports on Form 8-K.

      (a) List of Exhibits.

Exhibit
Number	Exhibit Description

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
33.1	First Amendment to Master Equipment Financing Agreement
33.2	Agreement to Retire Indebtedness

      (b) Reports on Form 8-K.

We filed the following reports on Form 8-K with the Securities and Exchange Commission during the three months ended June 30, 2003:

•	On May 23, 2003, we filed a Current Report on Form 8-K, dated May 19, 2003, reporting under Item 4 a change in our independent accountants.

•	On April 29, 2003, we filed a Current Report on Form 8-K, dated April 29, 2003, reporting under Items 5 and 12, and including as an exhibit a press release on our financial results and other data for the quarter ended March 31, 2003.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ RICARDO L. ISRAELE

Ricardo L. Israele Vice President and Controller (Principal Accounting Officer)

Date: August 14, 2003

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
33.1	First Amendment to Master Equipment Financing Agreement
33.2	Agreement to Retire Indebtedness