Form 10-Q
period 2003-09-30
NII HOLDINGS INC
filed 2003-11-10
CIK 1037016

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR

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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on October 30, 2003

Common Stock, $0.001 par value per share	22,605,144

NII HOLDINGS, INC. AND SUBSIDIARIES

INDEX

			Page

Part I	Financial Information.
	Item 1.	Financial Statements — Unaudited
		Report of Independent Accountants	3
		Condensed Consolidated Balance Sheets — As of September 30, 2003 and December 31, 2002	4
		Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) — For the Nine and Three Months Ended September 30, 2003 (Successor Company) and 2002 (Predecessor Company)	5
		Condensed Consolidated Statement of Changes in Stockholders’ Equity — For the Nine Months Ended September 30, 2003	6
		Condensed Consolidated Statements of Cash Flows — For the Nine Months Ended September 30, 2003 (Successor Company) and 2002 (Predecessor Company)	7
		Notes to Condensed Consolidated Financial Statements	8
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	64
	Item 4.	Controls and Procedures	65

Part II	Other Information.
	Item 1.	Legal Proceedings	66
	Item 2.	Changes in Securities and Use of Proceeds	66
	Item 6.	Exhibits and Reports on Form 8-K	67

Report of Independent Accountants

To the Board of Directors and Shareholders

of NII Holdings, Inc.

      We have reviewed the accompanying condensed consolidated balance sheet of NII Holdings, Inc. and its subsidiaries as of September 30, 2003, the related condensed consolidated statements of operations and comprehensive income (loss) for each of the three-month and nine-month periods ended September 30, 2003 and the condensed consolidated statements of changes in stockholders’ equity and of cash flows for the nine-month period ended September 30, 2003. These interim financial statements are the responsibility of the Company’s management.

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

October 30, 2003

PART I — FINANCIAL INFORMATION.

Item 1. Financial Statements — Unaudited.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2003 and December 31, 2002
(in thousands)

	September 30,	December 31,
	2003	2002

	Unaudited
ASSETS
Current assets
Cash and cash equivalents	$410,459	$231,161
Accounts receivable, less allowance for doubtful accounts of $8,894 and $7,143	113,552	100,953
Handset and accessory inventory, net	22,897	17,954
Prepaid expenses and other	47,264	45,535

Total current assets	594,172	395,603
Property, plant and equipment, net of accumulated depreciation of $42,246 and $5,038.	336,778	230,208
Intangible assets, net of accumulated amortization of $33,654 and $6,429.	202,016	200,098
Other assets	26,801	23,008

Total assets	$1,159,767	$848,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, accrued expenses and other	$202,585	$176,736
Deferred revenues	30,069	20,763
Accrued interest	2,286	2,587
Due to related parties	39,979	52,178

Total current liabilities	274,919	252,264
Long-term debt, including $169,427 and $365,991 due to related parties	514,240	432,157
Deferred income taxes	4,655	4,387
Other long-term liabilities	106,774	68,695

Total liabilities	900,588	757,503
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, 22,605 shares issued and outstanding — 2003, 20,000 shares issued and outstanding — 2002	23	20
Paid-in capital	163,805	49,178
Retained earnings	131,417	42,566
Accumulated other comprehensive loss	(36,066)	(350)

Total stockholders’ equity	259,179	91,414

Total liabilities and stockholders’ equity	$1,159,767	$848,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)
For the Nine and Three Months Ended September 30, 2003 (Successor Company)
and 2002 (Predecessor Company)
(in thousands, except per share amounts)
Unaudited

	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Operating revenues
Service and other revenues	$644,427	$548,539	$234,996	$179,352
Digital handset and accessory revenues	31,147	24,032	11,234	8,282

	675,574	572,571	246,230	187,634

Operating expenses
Cost of service (exclusive of depreciation included below)	169,834	150,526	69,491	47,389
Cost of digital handset and accessory sales	91,348	78,272	32,563	26,183
Selling, general and administrative	228,298	240,190	77,843	73,262
Impairment, restructuring and other charges	—	15,515	—	794
Depreciation	32,339	49,729	13,204	17,896
Amortization	28,651	8,396	9,901	2,341

	550,470	542,628	203,002	167,865

Operating income	125,104	29,943	43,228	19,769

Other income (expense)
Interest expense	(49,207)	(148,977)	(18,284)	(11,788)
Interest income	7,056	3,595	1,828	972
Foreign currency transaction gains (losses), net	10,750	(160,486)	(4,216)	(20,978)
Gain on extinguishment of debt, net	22,404	—	22,404	—
Reorganization items, net	—	(136,035)	—	(11,174)
Other expense, net	(8,603)	(8,677)	(1,557)	(4,746)

	(17,600)	(450,580)	175	(47,714)

Income (loss) from continuing operations before income tax (provision) benefit	107,504	(420,637)	43,403	(27,945)
Income tax (provision) benefit	(18,653)	(7,761)	(5,608)	1,131

Net income (loss) from continuing operations	88,851	(428,398)	37,795	(26,814)
Discontinued operations
Income (loss) from operations of Philippine operating company	—	903	—	(10,105)
Income tax benefit	—	—	—	590

Income (loss) from discontinued operations	—	903	—	(9,515)

Net income (loss)	$88,851	$(427,495)	$37,795	$(36,329)

Net income (loss) from continuing operations per common share, basic	$4.34	$(1.58)	$1.81	$(0.10)
Net loss from discontinued operations per common share, basic	—	—	—	(0.03)

Net income (loss) per common share, basic	$4.34	$(1.58)	$1.81	$(0.13)

Net income (loss) from continuing operations per common share, diluted	$4.12	$(1.58)	$1.73	$(0.10)
Net loss from discontinued operations per common share, diluted	—	—	—	(0.03)

Net income (loss) per common share, diluted	$4.12	$(1.58)	$1.73	$(0.13)

Weighted average number of common shares outstanding, basic	20,483	270,382	20,898	270,382

Weighted average number of common shares outstanding, diluted	21,570	270,382	21,897	270,382

Comprehensive income (loss), net of income tax
Foreign currency translation adjustment	$(35,716)	$57,825	$(14,476)	$10,085
Reclassification adjustment and unrealized gain on cash flow hedge	—	—	5,311	—

Other comprehensive (loss) income	(35,716)	57,825	(9,165)	10,085
Net income (loss)	88,851	(427,495)	37,795	(36,329)

	$53,135	$(369,670)	$28,630	$(26,244)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2003
(in thousands)
Unaudited

					Accumulated
	Common Stock				Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance, January 1, 2003	20,000	$20	$49,178	$42,566	$(350)	$91,414
Net income	—	—	—	88,851	—	88,851
Other comprehensive loss	—	—	—	—	(35,716)	(35,716)
Issuance of common stock:
Exercise of stock options	605	1	1,512	—	—	1,513
Public offering, net	2,000	2	113,115	—	—	113,117

Balance, September 30, 2003	22,605	$23	$163,805	$131,417	$(36,066)	$259,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2003 (Successor Company)
and 2002 (Predecessor Company)
(in thousands)
Unaudited

	Successor	Predecessor
	Company	Company

	September 30,	September 30,
	2003	2002

Cash flows from operating activities
Net income (loss)	$88,851	$(427,495)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of debt financing costs and accretion of senior discount notes	18,602	67,536
Depreciation and amortization	60,990	58,288
Provision for losses on accounts receivable	5,636	17,301
Foreign currency transaction (gains) losses, net	(10,750)	160,722
Gain on extinguishment of debt, net	(22,404)	—
Reorganization items, net	—	129,477
Impairment, restructuring and other charges	—	7,968
Deferred income tax provision (benefit)	268	(938)
Other, net	3,345	3,612
Change in assets and liabilities:
Accounts receivable	(19,338)	11,004
Handset and accessory inventory	(6,713)	3,974
Prepaid expenses and other assets	7,199	25,695
Current liabilities	8,636	11,126
Other long-term liabilities	21,874	—
Proceeds from spectrum sharing agreement with Nextel Communications	25,000	—

Net cash provided by operating activities	181,196	68,270

Cash flows from investing activities
Capital expenditures	(155,697)	(181,400)
Payments for acquisitions, purchases of licenses and other	(39,786)	(13,744)

Net cash used in investing activities	(195,483)	(195,144)

Cash flows from financing activities
Proceeds from stock option exercises	1,513	—
Proceeds from towers financing transactions	88,672	—
Net proceeds from sale of common stock	113,117	—
Proceeds from issuance of convertible notes	180,000	—
Debt financing costs	(5,222)	—
Repayments under long-term credit facilities	(186,000)	(8,044)
Repayments to Nextel Communications, net	—	(10,990)

Net cash provided by (used in) financing activities	192,080	(19,034)

Effect of exchange rate changes on cash and cash equivalents	1,505	(12,345)

Net increase (decrease) in cash and cash equivalents	179,298	(158,253)
Cash and cash equivalents, beginning of period	231,161	250,250

Cash and cash equivalents, end of period	$410,459	$91,997

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

      You should read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our 2002 annual report on Form 10-K and our quarterly reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003. You should not expect results of operations of interim periods to be an indication of the results for a full year.

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

      The accounts of our consolidated non-U.S. operating companies are presented utilizing balances as of a date one month earlier than the accounts of our U.S. subsidiaries and our non-operating non-U.S. subsidiaries to ensure timely reporting of consolidated results. As a result, the financial position and results of operations of each of our operating companies in Mexico, Brazil, Argentina, Peru and Chile are presented as of and for the nine and three months ended August 31. In contrast, financial information relating to our U.S. subsidiaries and our non-operating non-U.S. subsidiaries is presented as of and for the nine and three months ended September 30.

      Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss represents a cumulative foreign currency translation adjustment of $36.1 million as of September 30, 2003 and $0.4 million as of December 31, 2002.

          Supplemental Cash Flow Information.

	Successor	Predecessor
	Company	Company

	Nine Months Ended
	September 30,

	2003	2002

	(in thousands)
Capital expenditures
Cash paid for capital expenditures, including capitalized interest	$155,697	$181,400
Changes in capital expenditures accrued and unpaid or financed	529	(42,278)

Total capital expenditures	156,226	139,122
Capital expenditures from discontinued operations	—	(1,400)

Capital expenditures from continuing operations	$156,226	$137,722

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

	Successor	Predecessor
	Company	Company

	Nine Months Ended
	September 30,

	2003	2002

	(in thousands)
Interest costs
Interest expense	$49,207	$148,977
Interest capitalized	4,958	7,461

	$54,165	$156,438

Cash paid for interest, net of amounts capitalized
Cash paid for interest expensed, net of amounts capitalized	$30,907	$26,105
Cash paid for prepaid interest	3,530	2,119

	$34,437	$28,224

Cash paid for reorganization items included in operating activities, net of $518 in interest income in 2002	$2,503	$6,558

Cash paid for income taxes	$13,239	$1,311

      Net Income (Loss) Per Share, Basic and Diluted. Basic net income (loss) per share includes no dilution and is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed similar to basic net income (loss) per share except the weighted average number of common shares outstanding is increased to include additional shares from the assumed exercise of securities, if dilutive. As presented for the nine and three months ended September 30, 2002, our basic and diluted net loss per share is based on the weighted average number of common shares outstanding during the period and does not include other potential common shares, including shares issuable upon exercise of stock options, since their effect would have been antidilutive to our net loss. Diluted net income per share for the nine and three months ended September 30, 2003 does not assume the conversion of our convertible notes and the resulting common shares since the conditions upon which the holders could convert the notes have not been satisfied.

      The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per share as disclosed in our consolidated statements of operations and comprehensive income (loss) for the nine and three months ended September 30, 2003:

	Nine Months Ended September 30, 2003			Three Months Ended September 30, 2003

	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(in thousands, except per share data)
Basic net income per share:
Net income	$88,851	20,483	$4.34	$37,795	20,898	$1.81

Effect of dilutive securities:
Stock options	—	1,087		—	999

Diluted net income per share:
Net income	$88,851	21,570	$4.12	$37,795	21,897	$1.73

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

      Stock-Based Compensation. As of September 30, 2003, we had one stock-based employee compensation plan. We account for this plan under the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Standard No. 123,” to stock-based employee compensation.

	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(in thousands, except per share data)
Net income (loss), as reported	$88,851	$(427,495)	$37,795	$(36,329)
Deduct:
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(679)	(21,424)	(249)	(7,077)

Pro forma net income (loss)	$88,172	$(448,919)	$37,546	$(43,406)

Net income (loss) per share:
Basic — as reported	$4.34	$(1.58)	$1.81	$(0.13)

Basic — pro forma	$4.30	$(1.66)	$1.80	$(0.16)

Diluted — as reported	$4.12	$(1.58)	$1.73	$(0.13)

Diluted — pro forma	$4.05	$(1.66)	$1.72	$(0.16)

      Intangible Assets. In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but rather be tested for impairment at least annually. It also requires that intangible assets with finite useful lives continue to be amortized over their estimated useful lives and that the estimated useful lives and residual values continue to be evaluated each reporting period. We adopted the provisions of SFAS No. 142 on January 1, 2002, as required. Upon adoption, we determined that the estimated remaining useful lives and residual values of our intangible assets did not require adjustments. In addition, we had no goodwill or intangible assets with indefinite useful lives as of January 1, 2002. As a result, the adoption of SFAS No. 142 did not have a material impact on our financial position or results of operations.

      We have determined that our licenses and customer base intangible assets have finite useful lives. We account for our long-lived assets, including finite-lived intangible assets, under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Consistent with the provisions of SFAS No. 144, we review these long-lived assets for potential impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable.

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

      Our intangible assets as of September 30, 2003 and December 31, 2002 are as follows:

	September 30, 2003			December 31, 2002

	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value

			(in thousands)
Amortized intangible assets:
Licenses	$134,338	$(5,163)	$129,175	$102,040	$(1,085)	$100,955
Customer base	86,574	(27,569)	59,005	88,930	(5,179)	83,751
Tradename and other	14,758	(922)	13,836	15,557	(165)	15,392

Total intangible assets	$235,670	$(33,654)	$202,016	$206,527	$(6,429)	$200,098

      The gross carrying values of customer base and tradename and other decreased from December 31, 2002 to September 30, 2003 due to foreign currency translation adjustments. Based solely on the carrying amount of amortized intangible assets existing as of September 30, 2003 and current exchange rates, we estimate amortization expense for each of the next five years ending December 31 to be as follows (in thousands):

Estimated
Amortization
Years	Expense

2003	$38,562
2004	39,588
2005	28,981
2006	9,324
2007	8,988

      Actual amortization expense to be reported in future periods could differ from these estimates as a result of changes in exchange rates and other relevant factors. During the nine and three months ended September 30, 2003, we did not acquire, dispose of or write-down any goodwill or intangible assets with indefinite useful lives.

      Asset Retirement Obligations. In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” We adopted the provisions of SFAS No. 143 during 2002 in connection with our application of fresh start accounting rules. Under the provisions of SFAS No. 143, we record an asset retirement obligation and an associated asset retirement cost when we have a legal obligation in connection with the retirement of tangible long-lived assets. Our obligations under SFAS No. 143 arise from certain of our leases and relate primarily to the cost of removing our equipment from such leased sites. At the time of adoption we were not able to reasonably estimate our asset retirement obligations or the associated asset retirement costs since the settlement date of our obligations and the probability of enforcement of the remediation clauses were not determinable. Based on additional analysis that we performed during the third quarter of 2003, we recorded $2.8 million of asset retirement obligations and associated asset retirement costs under which we are legally obligated to retire tangible long-lived assets, $0.2 million of depreciation expense and $0.6 million of accretion expense, which is included in cost of service. The impact of implementing the provisions of SFAS No. 143 was not material to our financial position or results of operations for the nine or three months ended September 30, 2003.

      New Accounting Pronouncements. In January 2003, the FASB issued FASB Interpretation, or FIN, No. 46, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51,” which clarifies the application of Accounting Research Bulletin, or ARB, No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 provides guidance related to identifying variable interest entities (previously known generally as special purpose entities or SPEs) and determining whether such entities should be consolidated. FIN No. 46 must be applied immediately to variable interest entities created, or interests in variable interest entities obtained, after January 31, 2003. For those variable interest entities created, or interests in variable interest entities obtained, on or before January 31, 2003, the guidance in FIN No. 46 must be applied in the first fiscal year or interim period beginning after December 15, 2003. We do not expect the adoption of FIN No. 46 to have a material impact on our financial position or results of operations.

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

      Effective November 1, 2002, in connection with our adoption of fresh-start accounting in accordance with SOP 90-7, we implemented Emerging Issues Task Force, or EITF, Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” In addition, in connection with our application of the purchase method of accounting, we followed the guidance provided by EITF Issue No. 01-03, “Accounting in a Business Combination for Deferred Revenue of an Acquiree.” As a result of our implementation of EITF Issue No. 00-21, we now recognize all revenue from sales and related cost of sales of handsets when title and risk of loss pass to the customer. EITF Issue No. 01-03 requires an acquiring entity to recognize a liability related to deferred revenue of an acquired entity only if that deferred revenue represents a legal obligation assumed by the acquired entity. Handset sales revenue that we previously deferred under SAB No. 101 did not represent a legal performance obligation because delivery of title and risk of loss of the handset had occurred and no right of return existed. As a result, we did not recognize any deferred revenues or deferred cost of revenues related to prior period handset sales when we applied the purchase method of accounting. Therefore,

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

effective November 1, 2002, we no longer recognize revenues from digital handset sales and an equal amount of cost of revenues that are attributable to handset sales reported in prior periods.

Note 2. Debt

	September 30,	December 31,
	2003	2002

	(in thousands)
3.5% convertible notes due 2033.	$180,000	$—
13.0% senior secured discount notes due 2009, net of unamortized discount of $58,626 and $76,857.	122,195	103,964
International equipment facility	125,000	225,000
Brazil equipment facility	—	103,193
Tower financing obligations	87,045	—

	$514,240	$432,157

      3.5% Convertible Notes Due 2033. In September 2003, we issued $180.0 million aggregate principal amount of 3.5% convertible notes due 2033 for net proceeds of $174.8 million. The convertible notes are senior unsecured obligations and rank equal in right of payment with all of our other existing and future senior unsecured debt. Substantially all of our other long-term debt is secured, and therefore the notes effectively rank junior in right of payment to our secured debt to the extent of the value of the assets securing each debt. In addition, since we conduct all of our operations through our subsidiaries, the notes effectively rank junior in right of payment to all liabilities of our subsidiaries. The notes bear interest at a rate of 3.5% per year, payable semi-annually in arrears and in cash on March 15 and September 15 of each year, beginning March 15, 2004. The notes will mature on September 15, 2033, when the entire principal balance of $180.0 million will be due.

      The noteholders have the right to require us to repurchase the notes on September 15 of 2010, 2013, 2018, 2023 and 2028 at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest. In addition, if a fundamental change or termination of trading, as defined, occurs prior to maturity, the noteholders have the right to require us to repurchase all or part of the notes at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest.

      The notes are convertible, at the option of the holder, into shares of our common stock at a conversion rate of 12.5 shares per $1,000 principal amount of notes, subject to adjustment, at any time prior to the close of business on the final maturity date under any of the following circumstances:

•	during any fiscal quarter commencing after December 31, 2003, if the closing sale price of our common stock exceeds 110% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

•	during the five business day period after any five consecutive trading day period in which the trading price per note for each day of such period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the notes, subject to certain limitations;

•	if the notes have been called for redemption by us; or

•	upon the occurrence of certain specified corporate events.

      The second conversion feature listed above meets the criteria of an embedded derivative under SFAS No. 133. As a result, we are required to separate out the value of the conversion feature from the notes and

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

record a liability on our consolidated balance sheet. As of September 30, 2003, the conversion feature had a nominal value and therefore it did not have a material impact on our financial position or results of operations. We will continue to evaluate the materiality of the value of this conversion feature on a quarterly basis and record the resulting adjustment, if any, in our consolidated balance sheet and statement of operations.

      Beginning September 20, 2008, we may redeem the notes in whole or in part at the following prices expressed as a percentage of the principal amount:

Redemption Period	Price

Beginning on September 20, 2008 and ending on September 14, 2009	101.0%
Beginning on September 15, 2009 and ending on September 14, 2010	100.5%
Beginning on September 15, 2010 and thereafter	100.0%

      Neither we, nor any of our subsidiaries, are subject to any financial covenants under our convertible notes. In addition, neither we, nor any of our subsidiaries, are restricted from paying dividends, incurring debt, or issuing or repurchasing our securities.

      International Equipment Facility. In July 2003, we entered into an agreement to substantially reduce our indebtedness under the international equipment facility to Motorola Credit Corporation. Under this agreement, in September 2003, we prepaid, at face value, $100.0 million of the $225.0 million in outstanding principal under this facility to Motorola Credit Corporation using proceeds received from our convertible notes offering and our common stock offering (see Note 3). In connection with this prepayment and under an amendment to this facility, certain modifications were made, including:

•	the termination of a $56.7 million credit commitment;

•	amendments to financial covenants and mandatory prepayment provisions which permit us, subject to certain terms and conditions, to refinance our senior secured discount notes;

•	removal of the requirement that our Chilean subsidiary pledge collateral to secure this facility, provided that our investment in this subsidiary does not exceed $50.0 million;

•	expansion of the amounts and types of indebtedness and related liens we may incur;

•	a modification to the amortization schedule under this facility to a semi-annual payment of $20.8 million, with the first amortization payment under this revised schedule due on June 30, 2005;

•	a reduction of certain financial reporting requirements relating to our operating companies;

•	a reduction of restrictions on leverage; and

•	removal of the requirement that certain of our operating companies maintain unencumbered cash.

      Subsequent to the $100.0 million prepayment, our Mexican operating company became the sole borrower under the international equipment facility. The facility is guaranteed by NII Holdings, Inc. and certain of our subsidiaries.

      Brazil Equipment Facility. In July 2003, we entered into an agreement with Motorola Credit Corporation to retire our indebtedness under the Brazil equipment facility. In connection with this agreement, in September 2003 we paid $86.0 million to Motorola Credit Corporation in consideration of all of the $103.2 million in outstanding principal as well as $5.5 million in accrued and unpaid interest under the Brazil equipment facility using proceeds received from our convertible notes offering and common stock offering (see Note 3). As a result, we recognized a $22.7 million gain on the retirement of this facility as a component of income before continuing operations in our condensed consolidated statements of operations for the nine and three months ended September 30, 2003.

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

      The basic and diluted per share amounts resulting from the net gain on the retirement of the Brazil equipment facility are as follows:

	Nine Months Ended	Three Months Ended
	September 30, 2003	September 30, 2003

Net gain per share, basic	$1.11	$1.09

Net gain per share, diluted	$1.05	$1.04

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

      During the third quarter of 2003, our Mexican operating company sold an additional 63 towers for $11.8 million in proceeds and our Brazilian operating company sold an additional 73 towers for $9.9 million in proceeds.

      Subsequent to the end of the third quarter of 2003, our Mexican operating company sold an additional 44 towers for $8.2 million in proceeds and our Brazilian operating company sold an additional 35 towers for $4.7 million in proceeds.

      As a result of provisions in the sale-leaseback agreement that provide for continuing involvement by us, we accounted for these tower sales as financing arrangements and therefore did not recognize gains from the sales. We have maintained the tower assets on our balance sheet and continue to depreciate them. We recognized the proceeds received as financing obligations that will be repaid through monthly rent payments over 15 years. Both the proceeds received and rent payments due are denominated in Mexican pesos for the Mexican transactions and in Brazilian reais for the Brazilian transactions. Rent payments are subject to local inflation adjustments. To the extent that American Tower leases these communication towers to third party companies, our base rent and ground rent related to the towers leased are reduced. We recognize ground rent payments as operating expenses in cost of service and tower base rent payments as interest expense and a reduction in the financing obligation using the effective interest method. In addition, we recognize other operating revenues for co-location rent payments made by the third party lessees to American Tower because we are maintaining the tower assets on our balance sheet. During the three months ended September 30, 2003, we recognized $1.9 million in other operating revenues related to these co-location lease arrangements.

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

      Interest Rate Swap. In February 2003, we entered into an interest rate swap to hedge our exposure to changes in interest rates on our $225.0 million variable interest rate international equipment facility. The interest rate swap hedged the variability in future cash flows of the facility caused by movements in the six-month London Interbank Offered Rate, or LIBOR. Under the interest rate swap, we agreed to exchange the difference between six-month LIBOR and a fixed interest rate, multiplied by a notional principal amount of $225.0 million. The swap effectively converted our variable rate $225.0 million facility to an annual fixed rate borrowing at 7.99%.

      The interest rate swap qualified as a cash flow hedge under SFAS No. 133 because the primary terms, including the principal and notional amount and the interest reset dates, of our Motorola facility and interest rate swap matched. The unrealized gain or loss upon measuring the change in the swap at its fair value at each balance sheet date was recorded as a component of other comprehensive income (loss) within stockholders’ equity and either a derivative instrument asset or liability was recorded on the balance sheet.

      In September 2003, we prepaid $100.0 million of the $225.0 million in outstanding principal under our international equipment facility and modified the amortization schedule under the facility to defer the semi-annual payments. As a result, the principal repayment dates under the facility no longer matched the amortization of the notional amount of the related interest rate swap. Therefore, we terminated the entire amount of the related interest rate swap. As a result, we discontinued cash flow hedge accounting and reclassified the unrealized loss of $4.4 million from accumulated other comprehensive loss to interest expense during the three months ended September 30, 2003.

Note 3. Capital Stock

      In September 2003, we issued 2,000,000 shares of our common stock at a sale price of $60.00 per share for net proceeds of $113.1 million. We used the net proceeds from our convertible notes offering and the stock issuance to pay $86.0 million in full satisfaction of all amounts outstanding under our Brazil equipment facility and to fund the $100.0 million prepayment of our international equipment facility (see Note 2).

Note 4. Significant Transactions

      Acquisition of Delta Comunicaciones Digitales. In August 2003, our Mexican operating company purchased all of the equity interests of Delta Comunicaciones Digitales S.A. de C.V., an analog trunking company, for a purchase price of $39.3 million, of which $37.4 million was paid using cash on hand through September 30, 2003. We have preliminarily allocated the purchase price as follows: $35.8 million to licenses, $3.0 million to customer base, $0.2 million to current assets and $0.4 million to other non-current assets. In addition, we assumed $0.1 million in current liabilities. The licenses acquired provide coverage in numerous areas of Mexico, primarily including Mexico City, Queretaro and Leon, and are intended to help consolidate and expand our spectrum position in Mexico. As the purchase price for this acquisition was allocated on a preliminary basis, further adjustments may be necessary; however, they are not expected to have a material impact on our financial position or results of operations.

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

Note 5. Balance Sheet Details

          Prepaid Expenses and Other.

	September 30,	December 31,
	2003	2002

	(in thousands)
Value added tax receivables, current	$20,300	$16,491
Advances to suppliers	5,706	4,456
Prepaid interest	3,530	1,984
Insurance claims	3,505	6,036
Other prepaid expenses	14,223	16,568

	$47,264	$45,535

          Property, Plant and Equipment.

	September 30,	December 31,
	2003	2002

	(in thousands)
Land	$584	$581
Leasehold improvements	16,751	14,325
Digital network equipment	269,734	153,814
Office equipment, furniture and fixtures and other	49,268	22,901
Less: Accumulated depreciation and amortization	(42,246)	(5,038)

	294,091	186,583
Construction in progress	42,687	43,625

	$336,778	$230,208

          Accounts Payable, Accrued Expenses and Other.

	September 30,	December 31,
	2003	2002

	(in thousands)
Accrued taxes	$71,672	$58,010
Payroll related items and commissions	38,181	29,364
Accrued network system and information technology costs	28,009	21,866
Accrued capital expenditures	19,299	24,653
Accrued contingencies	5,484	9,990
Customer deposits	10,585	5,913
Other	29,355	21,185
Handset financing	—	5,755

	$202,585	$176,736

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

          Other Long-Term Liabilities.

	September 30,	December 31,
	2003	2002

	(in thousands)
Tax and other contingencies	$57,434	$43,695
Deferred revenues from spectrum sharing agreement with
Nextel Communications	46,774	25,000
Asset retirement obligations	2,566	—

	$106,774	$68,695

Note 6. Contingencies

      Brazilian Contingencies. Our Brazilian operating company has received tax assessment notices from state and federal Brazilian tax authorities asserting deficiencies in tax payments related primarily to value added taxes and import duties based on the classification of equipment and services. Our Brazilian operating company has filed various petitions disputing these assessments. In some cases our Brazilian operating company has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases our Brazilian operating company’s petitions have been denied and our Brazilian operating company is currently appealing those decisions. Our Brazilian operating company is also disputing certain non-tax related claims. Our Brazilian operating company believes it has appropriately reserved for probable losses related to tax and non-tax matters in accordance with SFAS No. 5, “Accounting for Contingencies.” As a result of ongoing analysis, further consultations with external legal counsel and settlements of certain matters during the third quarter of 2003, our Brazilian operating company reversed $4.2 million in accrued liabilities, of which $3.2 million was recorded as a reduction to operating expenses. Additionally, we currently estimate the range of possible losses related to tax and non-tax matters for which we have not accrued liabilities to be between $38.0 million and $42.0 million. From time to time, our Brazilian operating company may also receive additional tax assessment or claim notices of a similar nature. We are continuing to evaluate the likelihood of possible losses, if any, related to all known tax and non-tax contingencies. As a result, future increases or decreases to our accrued contingencies may be necessary.

      Mexico Telecommunications Tax Contingencies. On December 31, 2001, the Mexican Congress created a new tax on the revenues of telecommunications companies, which our Mexican operating company disputed. In November 2002, the Mexican tax authority confirmed that our Mexican operating company’s interconnection services were exempt from payment under the telecommunications tax. The tax authority also stated that, in its opinion, dispatch, paging and value added services were taxable services and had no applicable exceptions. Our Mexican operating company continued to accrue and pay taxes related to these services.

      On December 31, 2002, the Mexican Congress amended the tax on the revenues of telecommunications companies. With respect to our interconnect services, based on guidance provided by our legal advisors, we believe such services are exempt from the 2003 telecommunications tax. Consequently, our Mexican operating company is not accruing taxes specifically related to revenue derived from such services. However, our Mexican operating company initiated a legal proceeding to dispute the 2003 telecommunications tax with respect to our dispatch, paging and value added services. The guidance received from legal counsel in Mexico related to the expected outcome of this dispute has been inconclusive.

      As part of the legal proceeding to dispute the 2003 telecommunications tax, on April 7, 2003 the Mexican Administrative District Court suspended our obligation to pay the tax until the case is definitively resolved. As a result, our Mexican operating company has not paid the tax, but has reserved the amounts corresponding to

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

the tax on revenue derived from our dispatch, paging and value added services, in order to pay such amount if the court ultimately decides in favor of the government. As of September 30, 2003, accounts payable, accrued expenses and other includes $6.9 million of reserves related to this dispute. The final outcome and related timing of the resolution of this dispute is uncertain. On October 30, 2003, the President of Mexico issued a decree under which trunking service in Mexico, including the trunking services provided by our Mexican operating company, is exempt from the telecommunications tax on a prospective basis beginning November 1, 2003. However, paging and value-added services provided by our Mexican operating company are still subject to the telecommunications tax. We are continuing the legal proceedings with respect to these services and taxes on dispatch paid from January 1, 2003 through October 31, 2003.

      Legal Proceedings. We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business or results of operations. In addition, some of our competitors and others are currently challenging in administrative or judicial proceedings the validity of some of our licenses or the scope of services we provide under those licenses, particularly in Chile. While we believe that our licenses are valid and that our services are within the scope of our licenses, any revocation of our licenses or limitation of our services would materially adversely affect our business.

Note 7. Segment Reporting

      We operate in four reportable segments: (1) Mexico, (2) Brazil, (3) Argentina and (4) Peru. The operations of all other businesses that fall below the segment reporting thresholds are included in the “Corporate and other” segment below. This segment includes our Chilean operating companies, our corporate operations in the U.S. and our Cayman entity that issued our senior secured discount notes. We evaluate the performance of these segments and provide resources to them based on operating income before depreciation and amortization and impairment, restructuring and other charges, which we refer to as segment earnings. We do not allocate any corporate overhead costs to our reportable segments because the amounts of these expenses are not provided to or used by our chief operating decision maker in evaluating the performance of these segments.

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated

	(in thousands)
Nine Months Ended September 30, 2003 (Successor Company)
Operating revenues	$417,214	$106,732	$81,541	$69,285	$1,174	$(372)	$675,574

Segment earnings (losses)	$162,226	$11,225	$22,168	$16,552	$(26,077)	$—	$186,094
Depreciation and amortization	(52,436)	(2,926)	(2,700)	(2,911)	(404)	387	(60,990)

Operating income (loss)	109,790	8,299	19,468	13,641	(26,481)	387	125,104
Interest (expense) income, net	(13,531)	(4,710)	352	(1,895)	(22,367)	—	(42,151)
Foreign currency transaction (losses) gains, net	(12,502)	22,199	907	159	(13)	—	10,750
Gain (loss) on extinguishment of debt, net	—	22,739	—	—	(335)	—	22,404
Other (expense) income, net	(1,695)	(3,473)	8,268	(951)	(7,261)	(3,491)	(8,603)

Income (loss) from continuing operations before income tax	$82,062	$45,054	$28,995	$10,954	$(56,457)	$(3,104)	$107,504

Capital expenditures from continuing operations	$112,467	$14,388	$13,691	$13,144	$2,536	$—	$156,226

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated

	(in thousands)
Nine Months Ended September 30, 2002 (Predecessor Company)
Operating revenues	$312,736	$139,162	$58,907	$60,878	$1,248	$(360)	$572,571

Segment earnings (losses)	$88,802	$9,687	$11,213	$15,994	$(22,113)	$—	$103,583
Impairment, restructuring and other charges	—	(695)	(8,542)	(23)	(6,255)	—	(15,515)
Depreciation and amortization	(38,923)	(9,177)	(1,853)	(4,532)	(5,147)	1,507	(58,125)

Operating income (loss)	49,879	(185)	818	11,439	(33,515)	1,507	29,943
Interest expense, net	(3,083)	(9,742)	(8,429)	(1,974)	(118,273)	(3,881)	(145,382)
Foreign currency transaction (losses) gains, net	(12,418)	(12,207)	(135,546)	(906)	10	581	(160,486)
Reorganization items, net	(1,870)	(1,278)	(1,330)	(896)	(130,661)	—	(136,035)
Other (expense) income, net	(3,646)	(2,902)	(1,821)	(647)	339	—	(8,677)

Income (loss) from continuing operations before income tax	$28,862	$(26,314)	$(146,308)	$7,016	$(282,100)	$(1,793)	$(420,637)

Capital expenditures from continuing operations	$95,162	$19,021	$10,888	$10,958	$1,693	$—	$137,722

Three Months Ended September 30, 2003 (Successor Company)
Operating revenues	$152,604	$37,965	$32,450	$22,909	$407	$(105)	$246,230

Segment earnings (losses)	$55,721	$5,042	$8,709	$6,015	$(9,154)	$—	$66,333
Depreciation and amortization	(19,050)	(1,558)	(1,387)	(1,048)	(168)	106	(23,105)

Operating income (loss)	36,671	3,484	7,322	4,967	(9,322)	106	43,228
Interest (expense) income, net	(6,630)	(1,174)	72	(1,385)	(7,339)	—	(16,456)
Foreign currency transaction (losses) gains, net	(6,006)	304	1,417	70	(1)	—	(4,216)
Gain (loss) on extinguishment of debt, net	—	22,739	—	—	(335)	—	22,404
Other (expense) income, net	(1,127)	(534)	(13)	(84)	201	—	(1,557)

Income (loss) from continuing operations before income tax	$22,908	$24,819	$8,798	$3,568	$(16,796)	$106	$43,403

Capital expenditures from continuing operations	$22,314	$5,991	$6,179	$3,955	$733	$—	$39,172

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated

	(in thousands)
Three Months Ended September 30, 2002 (Predecessor Company)
Operating revenues	$110,753	$41,770	$14,045	$20,812	$396	$(142)	$187,634

Segment earnings (losses)	$33,234	$5,125	$3,436	$5,854	$(6,849)	$—	$40,800
Impairment, restructuring and other charges	—	—	—	—	(794)	—	(794)
Depreciation and amortization	(14,079)	(2,700)	(684)	(1,591)	(1,702)	519	(20,237)

Operating income (loss)	19,155	2,425	2,752	4,263	(9,345)	519	19,769
Interest expense, net	(76)	(3,575)	(2,478)	(397)	(4,290)	—	(10,816)
Foreign currency transaction losses, net	(5,909)	(13,153)	(1,112)	(738)	(161)	95	(20,978)
Reorganization items, net	(1,870)	(1,278)	(1,330)	(896)	(5,800)	—	(11,174)
Other (expense) income, net	(2,745)	(1,546)	(405)	(401)	351	—	(4,746)

Income (loss) from continuing operations before income tax	$8,555	$(17,127)	$(2,573)	$1,831	$(19,245)	$614	$(27,945)

Capital expenditures from continuing operations	$27,389	$2,447	$2,164	$1,914	$953	$—	$34,867

September 30, 2003
Property, plant and equipment, net	$272,471	$21,549	$18,331	$23,480	$2,672	$(1,725)	$336,778

Identifiable assets	$685,781	$120,886	$76,705	$75,545	$202,575	$(1,725)	$1,159,767

December 31, 2002
Property, plant and equipment, net	$207,922	$4,433	$4,599	$12,668	$241	$345	$230,208

Identifiable assets	$534,931	$73,353	$39,576	$63,428	$137,284	$345	$848,917

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

Note 8. Condensed Consolidating Financial Information

      In preparing our condensed consolidating financial information, we present the non-guarantor subsidiary of our Mexican operating company using the equity method. Accordingly, our unaudited consolidated financial statements do not agree to our unaudited condensed consolidating financial information.

CONDENSED CONSOLIDATING BALANCE SHEET

(Successor Company)
As of September 30, 2003
(in thousands)
Unaudited

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)(1)	Subsidiaries(2)	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$120,389	$123,441	$128,832	$32,147	$—	$404,809
Accounts receivable, net	104	95	100,379	12,851	—	113,429
Handset and accessory inventory, net	—	—	18,764	4,133	—	22,897
Prepaid expenses and other	3	—	38,285	6,905	—	45,193

Total current assets	120,496	123,536	286,260	56,036	—	586,328
Property, plant and equipment, net	2,463	—	317,499	18,540	(1,724)	336,778
Investments in and advances to affiliates	337,377	52,034	517,702	—	(742,489)	164,624
Intangible assets, net	154	—	16,788	2,731	—	19,673
Other assets	50,618	162,513	113,365	968	(301,271)	26,193

	$511,108	$338,083	$1,251,614	$78,275	$(1,045,484)	$1,133,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, accrued expenses and other	$26,661	$205	$150,021	$22,234	$—	$199,121
Deferred revenues	—	—	27,636	2,433	—	30,069
Accrued interest	216	—	2,070	—	—	2,286
Due to related parties	38,829	104,033	171,068	5,478	(302,000)	17,408

Total current liabilities	65,706	104,238	350,795	30,145	(302,000)	248,884
Long-term debt	180,000	122,195	212,045	—	—	514,240
Deferred income taxes	154	—	4,186	315	—	4,655
Other long-term liabilities	6,069	—	96,159	4,410	—	106,638

Total liabilities	251,929	226,433	663,185	34,870	(302,000)	874,417
Total stockholders’ equity	259,179	111,650	588,429	43,405	(743,484)	259,179

	$511,108	$338,083	$1,251,614	$78,275	$(1,045,484)	$1,133,596

(1)	NII Holdings (Cayman), Ltd. is the issuer of our senior secured discount notes due 2009.

(2)	This category represents our subsidiaries that have provided guarantees of the obligations of NII Holdings (Cayman), Ltd. under our senior secured discount notes due 2009.

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Successor Company)
For the Nine Months Ended September 30, 2003
(in thousands)
Unaudited

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$576,367	$82,715	$(372)	$658,710

Operating expenses
Cost of revenues (exclusive of depreciation included below)	—	—	226,993	34,561	(372)	261,182
Selling, general and administrative	23,574	—	159,516	27,769	—	210,859
Depreciation and amortization	350	—	54,583	2,737	(387)	57,283

	23,924	—	441,092	65,067	(759)	529,324

Operating (loss) income	(23,924)	—	135,275	17,648	387	129,386

Other income (expense)
Interest expense	(4,663)	(22,301)	(25,962)	(127)	5,093	(47,960)
Interest income	4,656	1,037	5,621	413	(5,093)	6,634
Foreign currency transaction gains, net	—	—	9,397	894	—	10,291
(Loss) gain on extinguishment of debt, net	(74)	(261)	22,739	—	—	22,404
Equity in income (losses) of affiliates	113,314	29,701	88,079	—	(236,001)	(4,907)
Other (expense) income, net	(150)	—	(12,944)	8,241	(3,491)	(8,344)

	113,083	8,176	86,930	9,421	(239,492)	(21,882)

Income before income tax provision	89,159	8,176	222,205	27,069	(239,105)	107,504
Income tax provision	(308)	—	(17,057)	(1,288)	—	(18,653)

Net income	$88,851	$8,176	$205,148	$25,781	$(239,105)	$88,851

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Successor Company)
For the Three Months Ended September 30, 2003
(in thousands)
Unaudited

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$203,072	$32,856	$(105)	$235,823

Operating expenses
Cost of revenues (exclusive of depreciation included below)	—	—	87,564	14,595	(105)	102,054
Selling, general and administrative	8,283	—	48,986	10,175	—	67,444
Depreciation and amortization	162	—	20,293	1,393	(106)	21,742

	8,445	—	156,843	26,163	(211)	191,240

Operating (loss) income	(8,445)	—	46,229	6,693	106	44,583

Other income (expense)
Interest expense	(4,663)	(7,316)	(10,297)	(35)	4,585	(17,726)
Interest income	4,528	299	1,319	83	(4,585)	1,644
Foreign currency transaction (losses) gains, net	—	—	(6,090)	1,417	—	(4,673)
(Loss) gain on extinguishment of debt, net	(74)	(261)	22,739	—	—	22,404
Equity in income (losses) of affiliates	46,522	11,048	25,177	—	(84,278)	(1,531)
Other income (expense), net	213	—	(1,469)	(42)	—	(1,298)

	46,526	3,770	31,379	1,423	(84,278)	(1,180)

Income before income tax provision	38,081	3,770	77,608	8,116	(84,172)	43,403
Income tax provision	(286)	—	(4,684)	(638)	—	(5,608)

Net income	$37,795	$3,770	$72,924	$7,478	$(84,172)	$37,795

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Successor Company)
For the Nine Months Ended September 30, 2003
(in thousands)
Unaudited

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents, beginning of period	$9,811	$122,499	$81,156	$17,695	$—	$231,161
Cash flows (used in) from operating activities	(10,685)	942	165,425	19,864	—	175,546
Cash flows used in investing activities	(7,678)	—	(182,606)	(10,215)	5,016	(195,483)
Cash flows from financing activities	128,941	—	66,058	2,097	(5,016)	192,080
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,201)	2,706	—	1,505

Cash and cash equivalents, end of period	$120,389	$123,441	$128,832	$32,147	$—	$404,809

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

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Predecessor Company)
For the Nine Months Ended September 30, 2002
(in thousands)
Unaudited

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$505,742	$60,155	$(360)	$565,537

Operating expenses
Cost of revenues (exclusive of depreciation included below)	—	—	209,457	19,701	(360)	228,798
Selling, general and administrative	20,292	—	181,840	30,174	—	232,306
Impairment, restructuring and other charges	6,143	—	718	8,654	—	15,515
Depreciation and amortization	4,128	—	48,610	1,919	(1,507)	53,150

	30,563	—	440,625	60,448	(1,867)	529,769

Operating (loss) income	(30,563)	—	65,117	(293)	1,507	35,768

Other income (expense)
Interest expense	(125,678)	—	(16,002)	(8,608)	1,773	(148,515)
Interest income	5,839	—	2,872	163	(5,654)	3,220
Reorganization items, net	(130,661)	—	(4,044)	(1,330)	—	(136,035)
Foreign currency transaction losses, net	(3)	—	(25,334)	(135,533)	581	(160,289)
Equity in losses of affiliates	(138,559)	—	(6,135)	—	138,559	(6,135)
Other expense, net	(1)	—	(7,214)	(1,436)	—	(8,651)

	(389,063)	—	(55,857)	(146,744)	135,259	(456,405)

(Loss) income from continuing operations before income tax (provision) benefit	(419,626)	—	9,260	(147,037)	136,766	(420,637)
Income tax (provision) benefit	(7,869)	—	(230)	338	—	(7,761)

(Loss) income from continuing operations	(427,495)	—	9,030	(146,699)	136,766	(428,398)
Discontinued operations
(Loss) income from operations of Philippine operating company	—	—	—	(10,047)	10,950	903
Income tax provision	—	—	—	—	—	—

(Loss) income from discontinued operations	—	—	—	(10,047)	10,950	903

Net (loss) income	$(427,495)	$—	$9,030	$(156,746)	$147,716	$(427,495)

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Predecessor Company)
For the Three Months Ended September 30, 2002
(in thousands)
Unaudited

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$170,671	$14,439	$(142)	$184,968

Operating expenses
Cost of revenues (exclusive of depreciation included below)	—	—	68,915	4,799	(142)	73,572
Selling, general and administrative	6,700	—	57,793	6,024	—	70,517
Impairment, restructuring and other charges	794	—	—	—	—	794
Depreciation and amortization	1,362	—	15,905	707	(519)	17,455

	8,856	—	142,613	11,530	(661)	162,338

Operating (loss) income	(8,856)	—	28,058	2,909	519	22,630

Other income (expense)
Interest expense	(5,880)	—	(4,796)	(2,621)	1,400	(11,897)
Interest income	1,060	—	1,112	121	(1,400)	893
Reorganization items, net	(5,800)	—	(4,044)	(1,330)	—	(11,174)
Foreign currency transaction losses, net	(127)	—	(19,630)	(1,148)	95	(20,810)
Equity in losses of affiliates	(7,898)	—	(2,886)	—	7,898	(2,886)
Other expense, net	—	—	(4,672)	(29)	—	(4,701)

	(18,645)	—	(34,916)	(5,007)	7,993	(50,575)

Loss before income tax (provision) benefit	(27,501)	—	(6,858)	(2,098)	8,512	(27,945)
Income tax (provision) benefit	(8,828)	—	9,601	358	—	1,131

(Loss) income from continuing operations	(36,329)	—	2,743	(1,740)	8,512	(26,814)
Discontinued operations
Loss from operations of Philippine operating company	—	—	—	(13,859)	3,754	(10,105)
Income tax benefit	—	—	—	590	—	590

Loss from discontinued operations	—	—	—	(13,269)	3,754	(9,515)

Net (loss) income	$(36,329)	$—	$2,743	$(15,009)	$12,266	$(36,329)

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Predecessor Company)
For the Nine Months Ended September 30, 2002
(in thousands)
Unaudited

		NII Holdings
		(Cayman),
	NII Holdings,	Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents, beginning of period	$194,810	$—	$40,358	$15,082	$—	$250,250
Cash flows (used in) from operating activities	(52,157)	—	109,014	11,413	—	68,270
Cash flows used in investing activities	(120,470)	—	(144,961)	(22,167)	92,454	(195,144)
Cash flows (used in) from financing activities	(10,990)	—	67,516	16,894	(92,454)	(19,034)
Effect of exchange rate changes on cash and cash equivalents	—	—	(5,418)	(6,927)	—	(12,345)

Cash and cash equivalents, end of period	$11,193	$—	$66,509	$14,295	$—	$91,997

Note 9. Subsequent Events

      Spectrum Acquisitions. Subsequent to the third quarter of 2003, our Argentine operating company executed an agreement with Unifon, the cellular operator belonging to Telefonica de Argentina, to acquire the equity interests of Radio Movil Digital Argentina S.A., which is the trunking business unit of Unifon. The acquisition, for a purchase price of $13.0 million, is subject to the prior approval of the Argentine telecommunications and antitrust bodies. In connection with this acquisition, our Argentine operating company expects to obtain 650 channels of additional spectrum that will help to consolidate and expand our spectrum position in Argentina.

      Subsequent to the third quarter of 2003, our Mexican operating company executed an agreement with Servicios Troncalizados, S.A. de C.V., a Mexican trunking company, to obtain licenses in some central Mexican cities for a purchase price of $9.0 million in cash.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

      The following is a discussion and analysis of:

•	our consolidated financial condition and results of operations for the nine- and three-month periods ended September 30, 2003 and 2002; and

•	significant factors which we believe could affect our financial condition and results of operations.

      You should read this discussion in conjunction with our 2002 annual report on Form 10-K, including, but not limited to, the discussion regarding our critical accounting judgments, as described below, and our quarterly reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003. Historical results may not indicate future performance. See “Forward Looking Statements” for risks and uncertainties that may impact our future performance.

      The accounts of our consolidated non-U.S. operating companies are presented utilizing balances as of a date one month earlier than the accounts of our U.S. subsidiaries and our non-operating non-U.S. subsidiaries to ensure timely reporting of consolidated results. As a result, the financial position and results of operations of each of our operating companies in Mexico, Brazil, Argentina, Peru and Chile are presented as of and for the nine and three months ended August 31. In contrast, financial information relating to our U.S. subsidiaries and our non-operating non-U.S. subsidiaries is presented as of and for the nine and three months ended September 30. Information provided in the table below regarding digital handsets in commercial service for all markets is presented as of September 30.

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

      We consider the following accounting policies to be the most important to our financial position and results of operations or policies that require us to exercise significant judgments and/or estimates:

•	revenue recognition;

•	allowance for doubtful accounts;

•	valuation of long-lived assets, including finite-lived intangible assets;

•	depreciation of property, plant and equipment;

•	amortization of intangible assets;

•	foreign currency;

•	loss contingencies; and

•	stock-based compensation.

      A description of these policies is included in our 2002 annual report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition to these policies and estimates, we consider the following policy to be important and one that requires us to exercise significant judgment:

      Net Operating Loss Valuation Allowance. We have provided a full reserve against our net operating loss carryforwards as of September 30, 2003 and December 31, 2002 based on our assessment that the realization of those assets does not meet the more likely than not criteria under Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes.” We continue to evaluate the valuation allowance, and expect that to the extent we continue to have taxable income in future periods, we may be able to realize a benefit through the reduction of the valuation allowance.

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

      We use a transmission technology called integrated digital enhanced network, or iDEN®, technology developed by Motorola, Inc., to provide our digital mobile services on 800 MHz spectrum holdings in all of our digital markets. This technology allows us to use our spectrum more efficiently and offer multiple digital wireless services integrated on one digital handset device. Our digital mobile networks support multiple digital wireless services, including:

•	digital mobile telephone service, including advanced calling features such as speakerphone, conference calling, voice-mail, call forwarding and additional line service;

•	Nextel Direct Connect® service, which allows subscribers anywhere on our network in the same country to contact each other instantly, on a “push-to-talk” basis, on a private one-to-one call or on a group call;

•	Internet services, mobile messaging services, e-mail and advanced Java™ enabled business applications, which are marketed as “Nextel OnlineSM” services; and

•	international roaming capabilities, which are marketed as “Nextel WorldwideSM.”

      The table below provides an overview of our total digital handsets in commercial service as of September 30, 2003 and 2002 for all of our markets except for Chile, where we do not currently operate a digital mobile network. For purposes of the table, total digital handsets in commercial service represent all digital handsets in use by our customers on the digital mobile networks in each of the listed countries.

	Total Digital Handsets In
	Commercial Service

	September 30,	September 30,
Country	2003	2002

	(in thousands)
Mexico	616	487
Brazil	371	411
Argentina	257	195
Peru	143	127

Total	1,387	1,220

Recent Developments

      Sale of Common Stock and Convertible Notes Issuance. In September 2003, we sold 2,000,000 shares of our common stock at a sale price of $60.00 per share for net proceeds of $113.1 million and issued $180.0 million aggregate principal amount of 3.5% convertible notes due 2033 for net proceeds of $174.8 million. We used the net proceeds from the convertible notes issuance and the sale of common stock to pay $86.0 million in consideration for all of the $103.2 million in outstanding principal, as well as $5.5 million in accrued and unpaid interest, under our Brazil equipment facility and to fund the $100.0 million prepayment of our international equipment facility, resulting in a $22.4 million gain. For additional information, see Note 2 to our condensed consolidated financial statements.

      The convertible notes bear interest at a rate of 3.5% per year, payable semi-annually in arrears and in cash on March 15 and September 15 of each year, beginning March 15, 2004, and will mature on September 15, 2033, when the entire principal balance of $180.0 million will be due. In addition, the noteholders have the right to require us to repurchase the notes on September 15 of 2010, 2013, 2018, 2023 and 2028 at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest. If a fundamental change or termination of trading, as defined, occurs prior to maturity, the noteholders have the right to require us to repurchase all or part of the notes at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest. The notes are convertible at the option of the holder into shares of our common stock at a conversion rate of 12.5 shares per $1,000 principal amount of notes, subject to adjustment, at any time prior to the close of business on the final maturity date. Beginning September 20, 2008, we may redeem the notes in whole or in part at predetermined prices.

      Acquisition of Delta Comunicaciones Digitales. In August 2003, our Mexican operating company purchased all of the equity interests of Delta Comunicaciones Digitales S.A. de C.V., an analog trunking company, for a purchase price of $39.3 million, of which $37.4 million has been paid using cash on hand through September 30, 2003. We have preliminarily allocated the purchase price as follows: $35.8 million to licenses, $3.0 million to customer base, $0.2 million to current assets and $0.4 million to other non-current assets. In addition, we assumed $0.1 million in current liabilities. The licenses acquired provide coverage in numerous areas of Mexico, primarily including Mexico City, Queretaro and Leon, and are intended to help consolidate and expand our spectrum position in Mexico. As the purchase price for this acquisition was allocated on a preliminary basis, further adjustments may be necessary; however, they are not expected to have a material impact on our financial position or results of operations.

      Spectrum Acquisitions. Subsequent to the third quarter of 2003, our Argentine operating company executed an agreement with Unifon, the cellular operator belonging to Telefonica de Argentina, to acquire Radio Movil Digital Argentina S.A., which is the trunking business unit of Unifon. The acquisition, for a purchase price of $13.0 million, is subject to the prior approval of the Argentine telecommunications and antitrust bodies. In connection with this acquisition, our Argentine operating company expects to obtain 650 channels of additional spectrum that will help to consolidate and expand our spectrum position in Argentina.

      Subsequent to the third quarter of 2003, our Mexican operating company executed an agreement with Servicios Troncalizados, S.A. de C.V., a Mexican trunking company, to obtain licenses in some central Mexican cities for a purchase price of $9.0 million in cash.

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

      During the third quarter of 2003, our Mexican operating company sold an additional 63 towers for $11.8 million in proceeds and our Brazilian operating company sold an additional 73 towers for $9.9 million in proceeds.

      Subsequent to the end of the third quarter of 2003, our Mexican operating company sold an additional 44 towers for $8.2 million in proceeds and our Brazilian operating company sold an additional 35 towers for $4.7 million in proceeds.

      As a result of provisions in the sale-leaseback agreement that provide for continuing involvement by us, we accounted for these tower sales as financing arrangements and therefore did not recognize gains from the sales. We have maintained the tower assets on our balance sheet and continued to depreciate them. We recognized the proceeds received as financing obligations that will be repaid through monthly rent payments over 15 years. Both the proceeds received and rent payments due are denominated in Mexican pesos for the Mexican transactions and Brazilian reais for the Brazilian transactions. Rent payments are subject to local inflation adjustments. To the extent that American Tower leases these communication towers to third party companies, our base rent and ground rent related to the towers leased are reduced. We recognize ground rent payments as operating expenses in cost of service and tower base rent payments as interest expense and a reduction in the financing obligation using the effective interest method. In addition, we recognize other operating revenues for co-location rent payments made by the third party lessees to American Tower because we are maintaining the tower assets on our balance sheet. During the three months ended September 30, 2003, we recognized $1.9 million in other operating revenues related to these co-location lease arrangements.

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

      Effective November 1, 2002, we revised our revenue recognition policy for handset sales as a result of our adoption of Emerging Issues Task Force, or EITF, Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” As a result, we now recognize all revenue from sales and related cost of sales of handsets when title and risk of loss pass to the customer. This change did not impact our operating income for the nine and three months ended September 30, 2003 and will not change operating income in future periods.

      Our service and other revenues and the variable component of our cost of service are primarily driven by the number of digital handsets in service and not necessarily by the number of customers, as one customer may purchase one or many digital handsets. Our digital handset and accessory revenues and cost of digital handset and accessory sales are primarily driven by the number of new handsets placed in service and handset upgrades provided during the period.

      Selling and marketing expenses include all of the expenses related to acquiring customers. General and administrative expenses include expenses related to billing, customer care, collections including bad debt, management information systems, and corporate overhead.

      Our financial results for the nine and three months ended September 30, 2002 represent operating results prior to our emergence from bankruptcy, which we refer to as those of the “Predecessor Company,” and our financial results for the nine and three months ended September 30, 2003 represent operating results after our emergence from bankruptcy, which we refer to as those of the “Successor Company,” reflecting the application of fresh-start accounting that resulted from our Chapter 11 reorganization. As a result of the consummation of our plan of reorganization and the transactions that occurred as a result of the implementation of this plan on November 12, 2002, we are operating our existing business under a new capital structure. In addition, we applied fresh-start accounting rules on October 31, 2002. Accordingly, our consolidated financial condition and results of operations from and after our reorganization are not comparable to our consolidated financial condition or results of operations for periods prior to our reorganization.

a.     Consolidated

	Successor	% of	Predecessor	% of	Change from
	Company	Consolidated	Company	Consolidated	Previous Year
	September 30,	Operating	September 30,	Operating
	2003	Revenues	2002	Revenues	Dollars	Percent

	(dollars in thousands)
Nine Months Ended
Operating revenues
Service and other revenues	$644,427	95%	$548,539	96%	$95,888	17%
Digital handset and accessory revenues	31,147	5%	24,032	4%	7,115	30%

	675,574	100%	572,571	100%	103,003	18%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(169,834)	(25)%	(150,526)	(26)%	(19,308)	13%
Cost of digital handset and accessory sales	(91,348)	(14)%	(78,272)	(14)%	(13,076)	17%

	(261,182)	(39)%	(228,798)	(40)%	(32,384)	14%
Selling and marketing expenses	(89,859)	(13)%	(97,344)	(17)%	7,485	(8)%
General and administrative expenses	(138,439)	(20)%	(142,846)	(25)%	4,407	(3)%
Impairment, restructuring and other charges	—	—	(15,515)	(3)%	15,515	(100)%
Depreciation and amortization	(60,990)	(9)%	(58,125)	(10)%	(2,865)	5%

Operating income	125,104	19%	29,943	5%	95,161	318%
Interest expense, net	(42,151)	(6)%	(145,382)	(25)%	103,231	(71)%
Foreign currency transaction gains (losses), net	10,750	1%	(160,486)	(28)%	171,236	(107)%
Gain on extinguishment of debt, net	22,404	3%	—	—	22,404	100%
Reorganization items, net	—	—	(136,035)	(24)%	136,035	(100)%
Other expense, net	(8,603)	(1)%	(8,677)	(2)%	74	(1)%

Income (loss) from continuing operations before income tax provision	107,504	16%	(420,637)	(74)%	528,141	(126)%
Income tax provision	(18,653)	(3)%	(7,761)	(1)%	(10,892)	140%

Net income (loss) from continuing operations	88,851	13%	(428,398)	(75)%	517,249	(121)%
Income from discontinued operations, net	—	—	903	—	(903)	(100)%

Net income (loss)	$88,851	13%	$(427,495)	(75)%	$516,346	(121)%

	Successor	% of	Predecessor	% of	Change from
	Company	Consolidated	Company	Consolidated	Previous Year
	September 30,	Operating	September 30,	Operating
	2003	Revenues	2002	Revenues	Dollars	Percent

	(dollars in thousands)
Three Months Ended
Operating revenues
Service and other revenues	$234,996	95%	$179,352	96%	$55,644	31%
Digital handset and accessory revenues	11,234	5%	8,282	4%	2,952	36%

	246,230	100%	187,634	100%	58,596	31%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(69,491)	(28)%	(47,389)	(25)%	(22,102)	47%
Cost of digital handset and accessory sales	(32,563)	(13)%	(26,183)	(14)%	(6,380)	24%

	(102,054)	(41)%	(73,572)	(39)%	(28,482)	39%
Selling and marketing expenses	(32,767)	(13)%	(30,044)	(16)%	(2,723)	9%
General and administrative expenses	(45,076)	(18)%	(43,218)	(23)%	(1,858)	4%
Impairment, restructuring and other charges	—	—	(794)	—	794	(100)%
Depreciation and amortization	(23,105)	(10)%	(20,237)	(11)%	(2,868)	14%

Operating income	43,228	18%	19,769	11%	23,459	119%
Interest expense, net	(16,456)	(7)%	(10,816)	(6)%	(5,640)	52%
Foreign currency transaction losses, net	(4,216)	(2)%	(20,978)	(11)%	16,762	(80)%
Gain on extinguishment of debt, net	22,404	9%	—	—	22,404	100%
Reorganization items, net	—	—	(11,174)	(6)%	11,174	(100)%
Other expense, net	(1,557)	—	(4,746)	(3)%	3,189	(67)%

Income (loss) from continuing operations before income tax (provision) benefit	43,403	18%	(27,945)	(15)%	71,348	(255)%
Income tax (provision) benefit	(5,608)	(3)%	1,131	1%	(6,739)	(596)%

Net income (loss) from continuing operations	37,795	15%	(26,814)	(14)%	64,609	(241)%
Loss from discontinued operations, net	—	—	(9,515)	(5)%	9,515	(100)%

Net income (loss)	$37,795	15%	$(36,329)	(19)%	$74,124	(204)%

1. Operating revenues

      The $103.0 million, or 18%, and $58.6 million, or 31%, increases in consolidated operating revenues from the nine and three months ended September 30, 2002 to the same periods in 2003 are primarily due to $95.9 million, or 17%, and $55.6 million, or 31%, increases in consolidated service and other revenues. These increases were largely the result of 10% and 13% increases in average consolidated digital handsets in service over the same periods, as well as increases in average consolidated revenues per handset resulting from the introduction of higher priced service plans and price increases applied to the existing customer bases in some of our markets. We achieved the increase in average consolidated revenues per handset for the nine-month period despite a 20% depreciation in the average value of the Brazilian real, an 11% depreciation in the average value of the Mexican peso and a 10% depreciation in the average value of the Argentine peso compared to the U.S. dollar from the nine months ended September 30, 2002 to the nine months ended September 30, 2003. Average foreign currency exchange rates for the three months ended September 30 were relatively stable from 2002 to 2003, except for a 28% appreciation in the average value of the Argentine peso and a 7% depreciation in the average value of the Mexican peso compared to the U.S. dollar.

      The increases in consolidated operating revenues were also the result of $7.1 million, or 30%, and $3.0 million, or 36%, increases in digital handset and accessory revenues from the nine and three months ended September 30, 2002 to the same periods in 2003 primarily caused by a change in accounting for digital handset sales that we implemented in the fourth quarter of 2002, under which we now recognize all revenues and cost of revenues from sales of handsets when title and risk of loss pass to the customer. The increases in digital handset and accessory revenues also resulted from 5% and 9% increases in handset sales from the nine and three months ended September 30, 2002 to the same periods in 2003.

2. Cost of revenues

      The $32.4 million, or 14%, and $28.5 million, or 39%, increases in consolidated cost of revenues from the nine and three months ended September 30, 2002 to the same periods in 2003 are largely due to $19.3 million, or 13%, and $22.1 million, or 47%, increases in consolidated cost of service resulting in part from increases in consolidated service and repair costs, largely caused by the implementation of an amended handset insurance program in Mexico during the third quarter of 2003 and the implementation of a program in Argentina under which new handsets are provided to customers to replace damaged handsets, partially offset by the depreciation of the Brazilian real, the Mexican peso and the Argentine peso compared to the U.S. dollar. The increases in consolidated cost of service were also due to higher local currency-based interconnect costs in Mexico, Argentina and Peru caused by increased minutes of use and increased mobile-to-mobile interconnect rates per minute of use in Argentina and Peru beginning in 2003. The increase from the three months ended September 30, 2002 to the three months ended September 30, 2003 is also partially due to the appreciation of the Argentine peso.

      The increases in consolidated cost of revenues were also due to $13.1 million, or 17%, and $6.4 million, or 24%, increases in consolidated cost of digital handset and accessory sales, resulting from the change in accounting for digital handset sales that we implemented in the fourth quarter of 2002, as well as 5% and 9% increases in handset sales from the nine and three months ended September 30, 2002 to the same periods in 2003.

3. Selling and marketing expenses

      The $7.5 million, or 8%, decrease in consolidated selling and marketing expenses from the nine months ended September 30, 2002 to the same period in 2003 is largely the result of the depreciation of the Brazilian real, the Mexican peso and the Argentine peso compared to the U.S. dollar over the same period. On a local currency basis, consolidated selling and marketing expenses increased slightly, primarily as a result of increased handset sales.

      The $2.7 million, or 9%, increase in consolidated selling and marketing expenses from the three months ended September 30, 2002 to the same period in 2003 is primarily the result of higher payroll costs and commissions related to increased handset sales and the appreciation of the Argentine peso compared to the U.S. dollar over the same period.

4. General and administrative expenses

      The $4.4 million, or 3%, decrease in consolidated general and administrative expenses from the nine months ended September 30, 2002 to the same period in 2003 is mostly the result of a decrease in consolidated bad debt expense on a local currency basis and the depreciation of the Brazilian real, the Mexican peso and the Argentine peso compared to the U.S. dollar over the same period. These decreases were partially offset by an increase in local currency-based general corporate expenses resulting from increases in operating taxes on gross revenues in Mexico and Argentina and an increase in local currency-based customer care and billing operations expenses caused by an increase in the consolidated customer base and the implementation of customer retention programs.

      The $1.9 million, or 4%, increase in consolidated general and administrative expenses from the three months ended September 30, 2002 to the same period in 2003 is largely the result of an increase in customer care and billing operations expenses caused by an increase in the consolidated customer base and the implementation of customer retention programs, partially offset by a decrease in consolidated bad debt expense.

5. Impairment, restructuring and other charges

      During the nine months ended September 30, 2002, we recorded a $7.9 million impairment charge to write down the remaining carrying values of our Argentine operating company’s long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and

$4.9 million in legal and consulting expenses related to our debt restructuring activities. In addition, during the nine and three months ended September 30, 2002, we recorded $2.7 million and $0.8 million in restructuring costs related to workforce reductions in some of our markets. We did not incur any impairment, restructuring or other charges during the nine months ended September 30, 2003.

6. Depreciation and amortization

      The $2.9 million, or 5%, and $2.9 million, or 14%, increases in consolidated depreciation and amortization from the nine and three months ended September 30, 2002 to the nine and three months ended September 30, 2003 were primarily due to increases in amortization resulting from the recognition of customer base assets, which have relatively short useful lives, in connection with our application of fresh-start accounting rules on October 31, 2002. In addition, the increase for the three months ended September 30, 2003 was caused by depreciation related to 2003 capital expenditures. These increases were partially offset by decreases in depreciation resulting from consolidated fixed asset write-downs of $148.6 million that we recorded as a result of our application of fresh-start accounting rules. These write-downs substantially reduced the cost bases of our consolidated fixed assets.

7. Interest expense, net

      The $103.2 million, or 71%, decrease in consolidated interest expense, net, from the nine months ended September 30, 2002 to the nine months ended September 30, 2003 is primarily due to interest that we recognized during the nine months ended September 30, 2002 related to our former senior notes, our former Argentine credit facilities and our former international equipment facility, all of which were settled during the fourth quarter of 2002 in connection with our emergence from Chapter 11 reorganization. These decreases were partially offset by increases in interest recognized during 2003 related to our towers financing transactions, primarily in Mexico, accreted interest related to our new senior secured discount notes and a $4.4 million loss recognized in connection with the termination of our interest rate swap.

      The $5.6 million, or 52%, increase in consolidated interest expense, net, from the three months ended September 30, 2002 to the three months ended September 30, 2003 is principally due to interest recognized during the third quarter of 2003 related to our towers financing transactions, primarily in Mexico, as well as accreted interest related to our new senior secured discount notes and a $4.4 million loss recognized in connection with the termination of our interest rate swap. These increases were partially offset by a decrease in interest related to our former Argentine credit facilities, our former international equipment facility and handset financing facilities.

8. Foreign currency transaction gains (losses), net

      Foreign currency transaction losses of $160.5 million for the nine months ended September 30, 2002 primarily represent the impact of the devaluation and subsequent depreciation of the Argentine peso on U.S. dollar-denominated credit facilities during the nine and three months ended September 30, 2002. Foreign currency transaction gains of $10.8 million for the nine months ended September 30, 2003 are largely the result of $22.2 million in foreign currency transaction gains recognized in Brazil caused by the effects of the appreciation of the Brazilian real on our Brazilian operating company’s U.S. dollar-denominated liabilities, partially offset by $12.5 million in foreign currency transaction losses in Mexico caused by the effects of the depreciation of the Mexican peso on our Mexican operating company’s U.S. dollar-denominated liabilities, primarily its credit facility with Motorola.

      The $16.8 million, or 80%, decrease in foreign currency transaction losses from the three months ended September 30, 2002 to the same period in 2003 is largely due to the relative weakening of the Mexican peso and the Brazilian real during the three months ended September 30, 2002, which caused increased foreign currency transaction losses during that period.

9. Gain on extinguishment of debt, net

      Gain on extinguishment of debt, net, for the nine and three months ended September 30, 2003 represents the gain we recognized on the settlement of our Brazil equipment facility.

10. Reorganization items, net

      Reorganization items, net, of $136.0 million for the nine months ended September 30, 2002 primarily represent $123.4 million in unamortized discounts related to our former notes, debt financing costs that we wrote off during the second quarter of 2002 in accordance with SOP 90-7 and $12.6 million in retention costs and legal fees incurred in connection with our reorganization proceedings.

      Reorganization items, net, of $11.2 million for the three months ended September 30, 2002 represent $7.7 million in retention costs and $3.5 million in legal fees incurred in connection with our reorganization proceedings.

11. Other expense, net

      The $0.1 million, or 1%, and $3.2 million, or 67%, decreases in consolidated other expense, net, from the nine and three months ended September 30, 2002 to the nine and three months ended September 30, 2003 are primarily the result of withholding taxes in Mexico related to interest paid to Motorola Credit Corporation on handset financing balances, which were recorded during 2002. The decrease from the nine months ended September 30, 2002 to the same period in 2003 is also attributable to decreases in accrued monetary corrections on tax contingencies in Brazil over the same period.

12. Income tax (provision) benefit

      The $10.9 million, or 140%, increase in consolidated income tax provision from the nine months ended September 30, 2002 to the same period in 2003 is primarily due to an increase in the tax provision of one of Nextel Mexico’s operating companies related to improved profitability and the full utilization of net operating loss carryforwards by this company earlier in 2003.

      During the three months ended September 30, 2002, we recognized a consolidated income tax benefit of $1.1 million, primarily related to the elimination of various intercompany interest income components. During the three months ended September 30, 2003, we incurred a consolidated income tax provision of $5.6 million, largely related to Nextel Mexico’s improved profitability and increased minimum tax and asset tax expenses during the third quarter of 2003.

      In the income tax provision for the nine- and three-month periods ended September 30, 2003, we utilized net operating loss carryforwards to offset a portion of our taxable income. This resulted in a decrease in our valuation allowance. We have concluded that a full valuation allowance is still required for our remaining deferred tax assets based on our assessment that the realization of those assets does not meet the more likely than not criteria under SFAS No. 109. We continue to evaluate the valuation allowance, and expect that to the extent we continue to have taxable income in future periods, we may be able to realize a benefit through the reduction of the valuation allowance.

13. Income (loss) from discontinued operations, net

      In November 2002, we sold our remaining direct and indirect ownership interest in our Philippine operating company. As a result, we classified all operations associated with this entity for all periods presented as discontinued operations.

Segment Results

      We refer to our operating companies by the countries in which they operate, such as Nextel Mexico, Nextel Brazil, Nextel Argentina, Nextel Peru and Nextel Chile. The tables below provide a summary of the components of our consolidated segments for the nine and three months ended September 30, 2003 and the nine and three months ended September 30, 2002. The results of Nextel Chile are included in “Corporate and other.”

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Nine Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
September 30, 2003	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

	(dollars in thousands)
Nextel Mexico	$417,214	62%	$135,075	52%	$119,913	53%	$162,226
Nextel Brazil	106,732	16%	57,936	22%	37,571	16%	11,225
Nextel Argentina	81,541	12%	33,476	13%	25,897	11%	22,168
Nextel Peru	69,285	10%	33,262	13%	19,471	9%	16,552
Corporate and other	1,174	—	1,805	—	25,446	11%	(26,077)
Intercompany eliminations	(372)	—	(372)	—	—	—	—

Total consolidated	$675,574	100%	$261,182	100%	$228,298	100%	N/A

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Three Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
September 30, 2003	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

	(dollars in thousands)
Nextel Mexico	$152,604	62%	$54,105	53%	$42,778	55%	$55,721
Nextel Brazil	37,965	16%	22,416	22%	10,507	14%	5,042
Nextel Argentina	32,450	13%	14,229	14%	9,512	12%	8,709
Nextel Peru	22,909	9%	10,795	11%	6,099	8%	6,015
Corporate and other	407	—	614	—	8,947	11%	(9,154)
Intercompany eliminations	(105)	—	(105)	—	—	—	—

Total consolidated	$246,230	100%	$102,054	100%	$77,843	100%	N/A

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Nine Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
September 30, 2002	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

	(dollars in thousands)
Nextel Mexico	$312,736	55%	$109,722	48%	$114,212	48%	$88,802
Nextel Brazil	139,162	24%	72,176	31%	57,299	24%	9,687
Nextel Argentina	58,907	10%	18,653	8%	29,041	12%	11,213
Nextel Peru	60,878	11%	26,903	12%	17,981	7%	15,994
Corporate and other	1,248	—	1,704	1%	21,657	9%	(22,113)
Intercompany eliminations	(360)	—	(360)	—	—	—	—

Total consolidated	$572,571	100%	$228,798	100%	$240,190	100%	N/A

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Three Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
September 30, 2002	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

	(dollars in thousands)
Nextel Mexico	$110,753	59%	$40,015	54%	$37,504	51%	$33,234
Nextel Brazil	41,770	22%	19,857	27%	16,788	23%	5,125
Nextel Argentina	14,045	8%	4,471	6%	6,138	8%	3,436
Nextel Peru	20,812	11%	8,810	12%	6,148	9%	5,854
Corporate and other	396	—	561	1%	6,684	9%	(6,849)
Intercompany eliminations	(142)	—	(142)	—	—	—	—

Total consolidated	$187,634	100%	$73,572	100%	$73,262	100%	N/A

      A discussion of the results of operations in each of our reportable segments is provided below.

b. Nextel Mexico

		% of		% of
	Successor	Nextel	Predecessor	Nextel	Change from
	Company	Mexico’s	Company	Mexico’s	Previous Year
	September 30,	Operating	September 30,	Operating
	2003	Revenues	2002	Revenues	Dollars	Percent

	(dollars in thousands)
Nine Months Ended
Operating revenues
Service and other revenues	$403,745	97%	$302,530	97%	$101,215	33%
Digital handset and accessory revenues	13,469	3%	10,206	3%	3,263	32%

	417,214	100%	312,736	100%	104,478	33%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(83,057)	(20)%	(64,742)	(21)%	(18,315)	28%
Cost of digital handset and accessory sales	(52,018)	(12)%	(44,980)	(14)%	(7,038)	16%

	(135,075)	(32)%	(109,722)	(35)%	(25,353)	23%
Selling and marketing expenses	(55,515)	(13)%	(59,494)	(19)%	3,979	(7)%
General and administrative expenses	(64,398)	(16)%	(54,718)	(18)%	(9,680)	18%

Segment earnings	162,226	39%	88,802	28%	73,424	83%
Depreciation and amortization	(52,436)	(13)%	(38,923)	(12)%	(13,513)	35%

Operating income	109,790	26%	49,879	16%	59,911	120%
Interest expense, net	(13,531)	(3)%	(3,083)	(1)%	(10,448)	339%
Foreign currency transaction losses, net	(12,502)	(3)%	(12,418)	(4)%	(84)	1%
Reorganization items, net	—	—	(1,870)	(1)%	1,870	(100)%
Other expense, net	(1,695)	—	(3,646)	(1)%	1,951	(54)%

Income before income tax	$82,062	20%	$28,862	9%	$53,200	184%

Three Months Ended
Operating revenues
Service and other revenues	$147,850	97%	$106,796	96%	$41,054	38%
Digital handset and accessory revenues	4,754	3%	3,957	4%	797	20%

	152,604	100%	110,753	100%	41,851	38%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(36,287)	(24)%	(23,514)	(21)%	(12,773)	54%
Cost of digital handset and accessory sales	(17,818)	(11)%	(16,501)	(15)%	(1,317)	8%

	(54,105)	(35)%	(40,015)	(36)%	(14,090)	35%
Selling and marketing expenses	(20,172)	(13)%	(20,031)	(18)%	(141)	1%
General and administrative expenses	(22,606)	(15)%	(17,473)	(16)%	(5,133)	29%

Segment earnings	55,721	37%	33,234	30%	22,487	68%
Depreciation and amortization	(19,050)	(13)%	(14,079)	(13)%	(4,971)	35%

Operating income	36,671	24%	19,155	17%	17,516	91%
Interest expense, net	(6,630)	(5)%	(76)	—	(6,554)	NM
Foreign currency transaction losses, net	(6,006)	(4)%	(5,909)	(5)%	(97)	2%
Reorganization items, net	—	—	(1,870)	(2)%	1,870	(100)%
Other expense, net	(1,127)	—	(2,745)	(2)%	1,618	(59)%

Income before income tax	$22,908	15%	$8,555	8%	$14,353	168%

NM–Not Meaningful

      In accordance with generally accepted accounting principles in the United States, we translated Nextel Mexico’s results of operations using the average exchange rates for the nine and three months ended September 30, 2003. The average exchange rates for the nine and three months ended September 30, 2003 depreciated against the U.S. dollar by 11% and 7% from the same periods in 2002. As a result, the components of Nextel Mexico’s results of operations for the nine and three months ended September 30, 2003 after translation into U.S. dollars reflect decreases as compared to its results of operations for the same periods in 2002, taking into consideration our one-month lag financial reporting policy for our non-U.S. operating subsidiaries.

1. Operating revenues

      The $101.2 million, or 33%, and $41.1 million, or 38%, increases in service and other revenues from the nine and three months ended September 30, 2002 to the nine and three months ended September 30, 2003 are primarily a result of the following:

•	28% and 27% increases in the average number of digital handsets in service from the nine and three months ended September 30, 2002 to the same periods in 2003;

•	increases in average revenues per handset from the nine and three months ended September 30, 2002 to the same periods in 2003, primarily due to the successful implementation of previously introduced monthly service plans and price increases applied to the existing customer base at the beginning of 2003, despite the depreciation of the Mexican peso;

•	revenues generated from the implementation of an amended handset insurance program; and

•	the favorable partial resolution during the fourth quarter of 2002 of a dispute related to a new telecommunications tax that Nextel Mexico had treated as contra-revenue in 2002.

      The $3.3 million, or 32%, and $0.8 million, or 20%, increases in digital handset and accessory revenues from the nine and three months ended September 30, 2002 to the same periods in 2003 are largely the result of a change in accounting for digital handset revenues that Nextel Mexico implemented during the fourth quarter of 2002. These increases are also due to 6% and 1% increases in handset sales from the nine and three months ended September 30, 2002 to the same periods in 2003.

2. Cost of revenues

      The $18.3 million, or 28%, and $12.8 million, or 54%, increases in cost of service from the nine and three months ended September 30, 2002 to the same periods in 2003 are principally a result of the following:

•	increases in variable costs related to interconnect fees resulting from 56% and 42% increases in total system minutes of use, partially offset by decreases in variable rates per minute of use beginning in 2003 when Nextel Mexico renegotiated interconnect rates with its traffic carriers and the depreciation of the Mexican peso;

•	increases in service and repair expenses, primarily due to the implementation of an amended handset insurance program; and

•	increases in fixed costs related to direct switch and transmitter and receiver site costs, including utility and warranty costs that Nextel Mexico incurred resulting from a 27% increase in the number of transmitter and receiver sites in service from September 30, 2002 to September 30, 2003, partially offset by the depreciation of the Mexican peso.

      As is the case with our other operating companies, Nextel Mexico subsidizes handset sales to attract new customers and offers handset upgrades and other retention inducements to retain existing customers. The $7.0 million, or 16%, and $1.3 million, or 8%, increases in Nextel Mexico’s cost of digital handset and accessory sales from the nine and three months ended September 30, 2002 to the same periods in 2003 are primarily due to the change in accounting for digital handset sales, increases in handset upgrades provided to current customers and increases in handset sales as previously discussed.

3. Selling and marketing expenses

      The $4.0 million, or 7%, decrease in Nextel Mexico’s selling and marketing expenses from the nine months ended September 30, 2002 to the nine months ended September 30, 2003 is a result of the following:

•	a $2.7 million, or 11%, decrease in commissions earned by indirect dealers largely as a result of the depreciation of the Mexican peso, partially offset by more commissions earned due to a 4% increase in handset sales by indirect dealers; and

•	a $2.2 million, or 11%, decrease in advertising expenses and other marketing costs primarily as a result of the depreciation of the Mexican peso and decreases in media expenses and agency fees.

These decreases were partially offset by a $0.9 million, or 6%, increase in facilities and administrative expenses, including rent and building maintenance costs.

      The $0.1 million, or 1%, increase in Nextel Mexico’s selling and marketing expenses from the three months ended September 30, 2002 to the three months ended September 30, 2003 is a result of a $1.1 million, or 23%, increase in direct commission and payroll expenses, primarily due to an increase in local currency payroll costs as a result of an increase in average sales personnel, and an increase in commissions incurred as a result of an increase in handset sales, despite the depreciation of the Mexican peso.

These increases were partially offset by the following:

•	a $0.5 million, or 8%, decrease in advertising expenses largely due to the depreciation of the Mexican peso; and

•	a $0.5 million, or 8%, decrease in commissions earned by indirect dealers primarily due to the depreciation of the Mexican peso.

4. General and administrative expenses

      The $9.7 million, or 18%, increase in Nextel Mexico’s general and administrative expenses from the nine months ended September 30, 2002 to the nine months ended September 30, 2003 is a result of the following:

•	a $7.4 million, or 25%, increase in general corporate and engineering management expenses primarily caused by an increase in operating taxes on certain gross revenues, an increase in payroll and related expenses and increased rent and building maintenance costs; and

•	a $3.7 million, or 29%, increase in customer care and billing operations primarily due to an increase in payroll and related expenses caused by an increase in customer care personnel to support a larger customer base and the implementation of new customer retention programs.

These increases were partially offset by the following:

•	a $1.3 million, or 17%, decrease in information technology expenses primarily due to a decrease in software maintenance expenses and the depreciation of the Mexican peso, partially offset by an increase in payroll and related expenses caused by an increase in information technology personnel; and

•	a $0.1 million, or 3%, decrease in bad debt expense, which also decreased as a percentage of revenues from 1.2% for the nine months ended September 30, 2002 to 0.8% for the nine months ended September 30, 2003.

      The $5.1 million, or 29%, increase in Nextel Mexico’s general and administrative expenses from the three months ended September 30, 2002 to the three months ended September 30, 2003 is a result of the following:

•	a $3.4 million, or 35%, increase in general corporate and engineering management expenses primarily caused by an increase in operating taxes on certain gross revenues, an increase in payroll and related expenses and increased rent and building maintenance costs;

•	a $1.4 million, or 31%, increase in customer care and billing operations expenses primarily due to an increase in payroll and related expenses caused by an increase in customer care personnel necessary to support a larger customer base and the implementation of new customer retention programs, partially offset by the depreciation of the Mexican peso; and

•	a $0.3 million, or 51%, increase in bad debt expense, which was 0.5% of revenues for both periods.

5. Depreciation and amortization

      The $13.5 million, or 35%, and $5.0 million, or 35%, increases in depreciation and amortization from the nine and three months ended September 30, 2002 to the same periods in 2003 are largely due to the recognition of $38.5 million in intangible assets, in particular customer base and tradename, as a result of the application of fresh-start accounting rules in the fourth quarter of 2002. The recognition of the customer base and its short useful life relative to other long-lived assets substantially increased amortization for the nine and three months ended September 30, 2003 compared to the same periods in 2002. The increases in amortization were partially offset by decreases in depreciation as a result of $83.2 million in fixed asset write-downs that Nextel Mexico recognized in applying fresh-start accounting rules. These charges substantially reduced the cost bases of Nextel Mexico’s fixed assets, resulting in lower depreciation charges during the nine and three months ended September 30, 2003 compared to the same periods in 2002. The decreases in depreciation over the same periods, however, were partially offset by depreciation initiated on $112.5 million of capital expenditures Nextel Mexico has made during 2003.

6. Interest expense, net

      The $10.4 million and $6.6 million increases in interest expense, net, from the nine and three months ended September 30, 2002 to the same periods in 2003 are primarily due to the following:

•	interest incurred on Nextel Mexico’s $66.0 million tower financing obligations, which Nextel Mexico incurred in connection with the sale-leaseback of communication towers during 2003;

•	interest incurred on Nextel Mexico’s $125.0 million portion of the international equipment facility for which Nextel Mexico became obligated in November 2002; and

•	the recognition of Nextel Mexico’s portion of the loss on the termination of the interest rate swap associated with the international equipment facility in the third quarter of 2003.

These increases were partially offset by decreases in interest related to Nextel Mexico’s handset financing balances over the same periods and increases in interest income primarily due to higher average cash balances, largely due to cash proceeds received in connection with Nextel Mexico’s tower sale-leaseback transactions.

7. Foreign currency transaction losses, net

      Net foreign currency transaction losses of $12.5 million and $6.0 million for the nine and three months ended September 30, 2003 are primarily due to the impact from the weakening of the Mexican peso on Nextel Mexico’s U.S. dollar-denominated net liabilities, primarily its portion of the international equipment facility. Net foreign currency transaction losses of $12.4 million and $5.9 million for the nine and three months ended September 30, 2002 are primarily due to the weakening of the Mexican peso on Nextel Mexico’s intercompany loans with corporate headquarters that were repaid through the push down of the international equipment facility to Nextel Mexico in November 2002.

8. Reorganization items, net

      Reorganization items, net, of $1.9 million for the nine and three months ended September 30, 2002 represent retention costs that Nextel Mexico incurred in connection with our Chapter 11 reorganization.

9. Other expense, net

      The $2.0 million, or 54%, and $1.6 million, or 59%, decreases in other expense, net, from the nine and three months ended September 30, 2002 to the same periods in 2003 are largely due to withholding taxes related to interest paid to Motorola Credit Corporation on handset financing recorded during the third quarter of 2002. These decreases were partially offset by withholding taxes paid to the Mexican authorities related to

Nextel Mexico’s international equipment facility interest and realized losses resulting from fixed asset disposals recorded during 2003.

c. Nextel Brazil

		% of		% of
	Successor	Nextel	Predecessor	Nextel	Change from
	Company	Brazil’s	Company	Brazil’s	Previous Year
	September 30,	Operating	September 30,	Operating
	2003	Revenues	2002	Revenues	Dollars	Percent

	(dollars in thousands)
Nine Months Ended
Operating revenues
Service and other revenues	$99,015	93%	$129,293	93%	$(30,278)	(23)%
Digital handset and accessory revenues	7,717	7%	9,869	7%	(2,152)	(22)%

	106,732	100%	139,162	100%	(32,430)	(23)%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(39,061)	(36)%	(53,847)	(39)%	14,786	(27)%
Cost of digital handset and accessory sales	(18,875)	(18)%	(18,329)	(13)%	(546)	3%

	(57,936)	(54)%	(72,176)	(52)%	14,240	(20)%
Selling and marketing expenses	(15,196)	(14)%	(18,658)	(13)%	3,462	(19)%
General and administrative expenses	(22,375)	(21)%	(38,641)	(28)%	16,266	(42)%

Segment earnings	11,225	11%	9,687	7%	1,538	16%
Restructuring and other charges	—	—	(695)	—	695	(100)%
Depreciation and amortization	(2,926)	(3)%	(9,177)	(7)%	6,251	(68)%

Operating income (loss)	8,299	8%	(185)	—	8,484	NM
Interest expense, net	(4,710)	(4)	(9,742)	(7)%	5,032	(52)%
Foreign currency transaction gains (losses), net	22,199	20%	(12,207)	(9)%	34,406	(282)%
Gain on extinguishment of debt	22,739	21%	—	—	22,739	NM
Reorganization items, net	—	—	(1,278)	(1)%	1,278	(100)%
Other expense, net	(3,473)	(3)%	(2,902)	(2)%	(571)	20%

Income (loss) before income tax	$45,054	42%	$(26,314)	(19)%	$71,368	(271)%

Three Months Ended
Operating revenues
Service and other revenues	$35,387	93%	$38,523	92%	$(3,136)	(8)%
Digital handset and accessory revenues	2,578	7%	3,247	8%	(669)	(21)%

	37,965	100%	41,770	100%	(3,805)	(9)%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(14,495)	(38)%	(14,485)	(35)%	(10)	—
Cost of digital handset and accessory sales	(7,921)	(21)%	(5,372)	(13)%	(2,549)	47%

	(22,416)	(59)%	(19,857)	(48)%	(2,559)	13%
Selling and marketing expenses	(6,049)	(16)%	(4,560)	(11)%	(1,489)	33%
General and administrative expenses	(4,458)	(12)%	(12,228)	(29)%	7,770	(64)%

Segment earnings	5,042	13%	5,125	12%	(83)	(2)%
Depreciation and amortization	(1,558)	(4)%	(2,700)	(6)%	1,142	(42)%

Operating income	3,484	9%	2,425	6%	1,059	44%
Interest expense, net	(1,174)	(3)%	(3,575)	(9)%	2,401	(67)%
Foreign currency transaction gains (losses), net	304	1%	(13,153)	(31)%	13,457	(102)%
Gain on extinguishment of debt	22,739	60%	—	—	22,739	NM
Reorganization items, net	—	—	(1,278)	(3)%	1,278	(100)%
Other expense, net	(534)	(2)%	(1,546)	(4)%	1,012	(65)%

Income (loss) before income tax	$24,819	65%	$(17,127)	(41)%	$41,946	(245)%

NM–Not Meaningful

      Due to our cash conservation initiatives, from the fourth quarter of 2001 continuing through the first quarter of 2003, we significantly reduced the funding to Nextel Brazil. Because of the reduction in funding, Nextel Brazil was not able to complete the construction of its digital mobile network consistent with the quality standards in our other operations or to invest significant amounts on customer acquisition and retention efforts. As a result, Nextel Brazil has experienced high customer turnover, leading to a decreasing customer base and a decline in revenues. During the second quarter of 2003 we completed a review of Nextel Brazil’s sales and customer retention strategy, including branding, pricing, promotion and distribution. In addition, we evaluated Nextel Brazil’s network quality and coverage to ensure our wireless coverage matches our targeted customers’ expectations. As a result of these assessments, we are revitalizing our sales and customer retention programs and are making modest incremental investments to the digital mobile network in key metropolitan areas of Brazil. While Nextel Brazil has made some progress in adding new customers, reducing customer turnover and improving network quality, we cannot be sure that these efforts will have a significant positive long-term impact on Nextel Brazil’s results of operations in the future.

      In accordance with generally accepted accounting principles in the United States, we translated Nextel Brazil’s results of operations using the average exchange rates for the nine and three months ended September 30, 2003. The average exchange rate for the nine months ended September 30, 2003 depreciated against the U.S. dollar by 20% from the same period in 2002, while the average exchange rate for the three months ended September 30, 2003 changed by less than 1% from the same period in 2002. As a result, the components of Nextel Brazil’s results of operations for the nine months ended September 30, 2003 after translation into U.S. dollars reflect significant decreases as compared to its results of operations for the same nine-month period in 2002, taking into consideration our one-month lag financial reporting policy for our non-U.S. operating subsidiaries. Conversely, the components of Nextel Brazil’s results of operations for the three months ended September 30, 2003 after translation into U.S. dollars do not reflect such significant decreases.

1. Operating revenues

      The $30.3 million, or 23%, decrease in service and other revenues from the nine months ended September 30, 2002 to the nine months ended September 30, 2003 is primarily a result of the depreciation of the Brazilian real compared to the U.S. dollar, and a 12% decline in the average number of digital handsets in service. The $3.1 million, or 8%, decrease in service and other revenues from the three months ended September 30, 2002 to the three months ended September 30, 2003 is primarily a result of a 12% decline in the average number of digital handsets in service.

      Measured in Brazilian reais, wireless service and other revenues increased slightly, for both the nine and three month periods, as a result of an increase in average revenue per handset on a local currency basis, primarily due to an increase in revenue from calling party pays service agreements that Nextel Brazil signed and implemented with various fixed line and wireless operators, as well as the successful implementation of new monthly service plans with higher prices.

      The $2.2 million, or 22%, decrease in digital handset and accessory revenues from the nine months ended September 30, 2002 to the nine months ended September 30, 2003 is largely the result of the depreciation of the Brazilian real compared to the U.S. dollar and a 3% decline in the average number of handsets sold, partially offset by the impact resulting from a change in accounting for digital handset revenues that Nextel Brazil implemented during the fourth quarter of 2002.

      The $0.7 million, or 21%, decrease in digital handset and accessory sales from the three months ended September 30, 2002 to the three months ended September 30, 2003 is primarily due to a reduction in average handset prices from the three months ended September 30, 2002 to the three months ended September 30, 2003, partially offset by a 20% increase in the number of handsets sold, as well as the impact resulting from a change in accounting for digital handset revenues that Nextel Brazil implemented during the fourth quarter of 2002.

2. Cost of revenues

      The $14.8 million, or 27%, decrease in cost of revenues from the nine months ended September 30, 2002 to the nine months ended September 30, 2003 is primarily a result of the depreciation of the Brazilian real compared to the U.S. dollar, and a decrease in local currency interconnect costs due to the renegotiation of interconnect agreements with certain telecommunications carriers. These decreases were partially offset by an increase in local currency site and switch costs due to a 2% increase in the average number of transmitter and receiver sites in service from September 30, 2002 to September 30, 2003 in connection with our plan to improve the quality of Nextel Brazil’s network.

      Cost of service revenues from the three months ended September 30, 2002 to the three months ended September 30, 2003 remained essentially unchanged as a decline in variable interconnect costs was offset by an increase in site and switch costs resulting from a 2% increase in the number of transmitter and receiver sites in service from September 30, 2002 to September 30, 2003.

      As is the case with our other operating companies, Nextel Brazil subsidizes handset sales to attract new customers and offers handset upgrades and other retention inducements to retain existing customers. While Nextel Brazil’s handset sales decreased slightly from the nine months ended September 30, 2002 to the nine months ended September 30, 2003, the $0.5 million, or 3%, increase in Nextel Brazil’s cost of digital handset and accessory sales over the same period is largely due to an increase in the average cost of handsets sold, primarily due to a change in the mix of handsets sold towards higher cost handsets. The $2.5 million, or 47%, increase in cost of digital and accessory sales from the three months ended September 30, 2002 to the three months ended September 30, 2003 is primarily due to a 20% increase in handset sales and an increase in the average cost of handsets sold due to a change in the mix of handsets sold towards higher cost handsets.

3. Selling and marketing expenses

      The $3.5 million, or 19%, decrease in Nextel Brazil’s selling and marketing expenses from the nine months ended September 30, 2002 to the nine months ended September 30, 2003 is a result of the following:

•	a decrease of $1.9 million, or 20%, in direct commission and payroll expenses principally as a result of the depreciation of the Brazilian real;

•	a decrease of $0.9 million, or 32%, in other marketing expenses primarily due to reductions in marketing payroll and facilities and administrative costs and the depreciation of the Brazilian real;

•	a decrease of $0.4 million, or 13%, in advertising expenses, primarily as a result of the depreciation of the Brazilian real, partially offset by an increase in local currency advertising expenses as new media advertising campaigns were recently launched to raise brand awareness; and

•	a decrease of $0.3 million, or 8%, in commissions earned by indirect dealers as a result of the depreciation of the Brazilian real, partially offset by an increase in local currency average commission incurred per handset sale.

      The $1.5 million, or 33%, increase in Nextel Brazil’s selling and marketing expenses from the three months ended September 30, 2002 to the three months ended September 30, 2003 is a result of the following:

•	an increase of $0.7 million, or 31%, in direct commission and payroll expenses primarily as a result of a 23% increase in handset sales by our internal sales force, an increase in average commissions paid per handset sale and an increase in payroll and related costs due to more sales personnel;

•	an increase of $0.5 million, or 90%, in advertising expenses, primarily as a result of a rise in local currency advertising expenses as new media advertising campaigns were launched to increase brand awareness; and

•	an increase of $0.3 million, or 38%, in commissions earned by indirect dealers as a result of a 18% increase in handset sales by indirect dealers and an increase in average commissions paid per handset sales to indirect dealers.

4. General and administrative expenses

      The $16.3 million, or 42%, decrease in general and administrative expenses from the nine months ended September 30, 2002 to the same period in 2003 is a result of the following:

•	a decrease of $5.4 million, or 96%, in bad debt expense, principally due to the recognition of higher bad debt provisions during the first half of 2002, resulting from the uncertainty surrounding our reorganization, improved credit screening and collection efforts, a change in bad debt reserve policy in the third quarter of 2003, and the depreciation of the Brazilian real;

•	a decrease of $9.6 million, or 50%, in general corporate expenses primarily as a result of a $3.2 million reversal in tax contingencies recorded in the third quarter of 2003 related to various tax disputes with the Brazilian government, compared to increased reserves for tax contingencies recorded during 2002, and the depreciation of the Brazilian real;

•	a decrease of $0.7 million, or 15%, in information technology expenses, primarily as a result of the depreciation of the Brazilian real, partially offset by increases in local currency information technology expenses due to new system maintenance contracts; and

•	a decrease of $0.6 million, or 8%, in customer care and billing operations expenses principally due to the depreciation of the Brazilian real, partially offset by increases in local currency customer retention program costs and payroll and related expenses caused by an increase in customer care personnel.

      The $7.8 million, or 64%, decrease in general and administrative expenses from the three months ended September 30, 2002 to the same period in 2003 is a result of the following:

•	a decrease of $0.8 million, or 297%, in bad debt expense principally due to a change in bad debt reserve policy;

•	a decrease of $7.3 million, or 96%, in general corporate expenses primarily as a result of a $3.2 million reversal in tax contingencies recorded in the third quarter of 2003 related to various tax disputes with the Brazilian government, compared to increased reserves for tax contingencies recorded during 2002; and

•	a decrease of $0.1 million, or 4%, in information technology expenses, primarily as a result of a decline in payroll and related expenses caused by decreases in information technology personnel and a decrease in outside service costs.

These decreases were partially offset by a $0.4 million increase in customer care and billing costs caused by an increase in customer care personnel due to the implementation of new customer care retention programs.

5. Restructuring and other charges

      Restructuring and other charges of $0.7 million during the nine months ended September 30, 2002 represent severance expenses incurred as a result of reductions in Nextel Brazil’s workforce. Nextel Brazil did not incur any restructuring or other charges during the three months ended September 30, 2002 or the three and nine months ended September 30, 2003.

6. Depreciation and amortization

      The $6.3 million, or 68%, and $1.1 million, or 42%, decreases in depreciation and amortization from the nine and three months ended September 30, 2002 to the same periods in 2003 are largely the result of $34.2 million in long-lived asset write-downs that Nextel Brazil recognized as a result of the application of fresh-start accounting rules on October 31, 2002. These write-downs substantially reduced the cost bases of Nextel Brazil’s long-lived assets and resulted in less depreciation during the nine and three months ended September 30, 2003 than during the same periods in 2002. The decreases in depreciation were partially offset by increases in amortization related to the recognition of a customer base that has a short useful life relative to other long-lived assets.

7. Interest expense, net

      The $5.0 million, or 52%, and $2.4 million, or 67%, decreases in interest expense, net, from the nine and three months ended September 30, 2002 to the same periods in 2003 are due to the reduction of handset financing interest resulting from the pay down of handset financing liabilities during the second quarter of 2003 and a decline in interest rates on Nextel Brazil’s Motorola credit facility, partially offset by increases in interest expense resulting from towers financing transactions. These decreases in net interest expense also resulted from increases in interest income primarily as a result of higher average cash balances.

8. Foreign currency transaction gains (losses), net

      Net foreign currency transaction gains of $22.2 million and $0.3 million for the nine and three months ended September 30, 2003 are primarily due to the impact from the relative strengthening of the Brazilian real against the U.S. dollar on Nextel Brazil’s U.S. dollar-based long-term liabilities during those periods, principally its U.S. dollar based long-term credit facility. Net foreign currency transaction losses of $12.2 million and $13.2 million for the nine and three months ended September 30, 2002 are primarily the result of the relative depreciation of the Brazilian real on Nextel Brazil’s U.S. dollar-based long-term liabilities during that period.

9. Gain on extinguishment of debt

      In July 2003, we entered into an agreement with Motorola Credit Corporation to retire our indebtedness under Nextel Brazil’s equipment facility. In connection with this agreement, in September 2003 we paid $86.0 million to Motorola Credit Corporation in consideration of the $103.2 million in outstanding principal and $5.5 million in accrued and unpaid interest under Nextel Brazil’s equipment facility. As a result, Nextel Brazil recognized a $22.7 million gain on the retirement of this facility during the three months ended September 30, 2003.

10. Reorganization items, net

      As a result of our reorganization during 2002, Nextel Brazil recognized $1.3 million in reorganization items during the nine and three months ended September 30, 2002, which related primarily to employee retention costs.

11. Other expense, net

      The $0.6 million, or 20%, and $1.0 million, or 65%, decreases in other expense, net, from the nine and three months ended September 30, 2002 to the nine and three months ended September 30, 2003 are principally due to decreases in monetary corrections accrued for non-income tax and other contingencies.

d. Nextel Argentina

		% of		% of
	Successor	Nextel	Predecessor	Nextel	Change from
	Company	Argentina’s	Company	Argentina’s	Previous Year
	September 30,	Operating	September 30,	Operating
	2003	Revenues	2002	Revenues	Dollars	Percent

	(dollars in thousands)
Nine Months Ended
Operating revenues
Service and other revenues	$73,278	90%	$56,252	95%	$17,026	30%
Digital handset and accessory revenues	8,263	10%	2,655	5%	5,608	211%

	81,541	100%	58,907	100%	22,634	38%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(22,118)	(27)%	(12,972)	(22)%	(9,146)	71%
Cost of digital handset and accessory sales	(11,358)	(14)%	(5,681)	(10)%	(5,677)	100%

	(33,476)	(41)%	(18,653)	(32)%	(14,823)	79%
Selling and marketing expenses	(7,674)	(10)%	(8,627)	(14)%	953	(11)%
General and administrative expenses	(18,223)	(22)%	(20,414)	(35)%	2,191	(11)%

Segment earnings	22,168	27%	11,213	19%	10,955	98%
Impairment, restructuring and other charges	—	—	(8,542)	(15)%	8,542	(100)%
Depreciation and amortization	(2,700)	(3)%	(1,853)	(3)%	(847)	46%

Operating income	19,468	24%	818	1%	18,650	NM
Interest income (expense), net	352	1%	(8,429)	(14)%	8,781	(104)%
Foreign currency transaction gains (losses), net	907	1%	(135,546)	(230)%	136,453	(101)%
Reorganization items, net	—	—	(1,330)	(2)%	1,330	(100)%
Other income (expense), net	8,268	10%	(1,821)	(3)%	10,089	(554)%

Income (loss) before income tax	$28,995	36%	$(146,308)	(248)%	$175,303	(120)%

Three Months Ended
Operating revenues
Service and other revenues	$29,089	90%	$13,437	96%	$15,652	116%
Digital handset and accessory revenues	3,361	10%	608	4%	2,753	453%

	32,450	100%	14,045	100%	18,405	131%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(10,149)	(31)%	(3,064)	(22)%	(7,085)	231%
Cost of digital handset and accessory sales	(4,080)	(13)%	(1,407)	(10)%	(2,673)	190%

	(14,229)	(44)%	(4,471)	(32)%	(9,758)	218%
Selling and marketing expenses	(2,974)	(9)%	(1,833)	(13)%	(1,141)	62%
General and administrative expenses	(6,538)	(20)%	(4,305)	(31)%	(2,233)	52%

Segment earnings	8,709	27%	3,436	24%	5,273	153%
Depreciation and amortization	(1,387)	(4)%	(684)	(4)%	(703)	103%

Operating income	7,322	23%	2,752	20%	4,570	166%
Interest income (expense), net	72	—	(2,478)	(18)%	2,550	(103)%
Foreign currency transaction gains (losses), net	1,417	4%	(1,112)	(8)%	2,529	(227)%
Reorganization items, net	—	—	(1,330)	(9)%	1,330	(100)%
Other expense, net	(13)	—	(405)	(3)%	392	(97)%

Income (loss) before income tax	$8,798	27%	$(2,573)	(18)%	$11,371	(442)%

NM–Not Meaningful

      In 2002, Nextel Argentina’s operations were negatively impacted by the adverse economic and political conditions existing in Argentina. At the beginning of 2002, Nextel Argentina implemented a contingency plan, which included workforce reductions, the introduction of new handset leasing programs and pricing plans designed to retain customers. As a result of the financial difficulties facing its customers and its policies related to suspension and deactivation of nonpaying customers, Nextel Argentina experienced increased customer turnover rates and higher bad debt expense during the first half of 2002. Despite these challenging conditions, during the second half of 2002, Nextel Argentina grew its business by adding subscribers, lowered its customer turnover and reduced its bad debt expense. Since the beginning of 2003, the macroeconomic environment has begun to show signs of improvement as evidenced by the appreciation of the Argentine peso relative to the U.S. dollar. Consistent with this improved economic environment, Nextel Argentina has continued growing its subscriber base, significantly lowering its customer turnover and lowering its bad debt expense, while substantially increasing its operating revenues. As a result of the uncertainty surrounding the economic conditions in Argentina, we cannot predict whether this trend will continue.

      In accordance with accounting principles generally accepted in the United States, we translated Nextel Argentina’s results of operations using the average exchange rates for the nine and three months ended September 30, 2003 and 2002. The average exchange rate of the Argentine peso for the nine months ended September 30, 2003 depreciated against the U.S. dollar by 10% from the same period in 2002. As a result, the components of Nextel Argentina’s results of operations for the nine months ended September 30, 2003 after translation into U.S. dollars reflect decreases as compared to its results of operations for the same period in 2002, taking into consideration our one-month lag financial reporting policy for our non-U.S. operating subsidiaries. However, the average exchange rate of the Argentine peso for the three months ended September 30, 2003 appreciated against the U.S. dollar by 28% from the same period in 2002. As a result, the components of Nextel Argentina’s results of operations for the three months ended September 30, 2003 after translation into U.S. dollars reflect significant increases as compared to its results of operations for the same period in 2002. Further, as a result of the depreciation of the Argentine peso against the U.S. dollar, during the nine and three months ended September 30, 2002, Nextel Argentina recorded $135.5 million and $1.1 million in foreign currency transaction losses related to its U.S. dollar-denominated liabilities, primarily its long-term credit facilities. Nextel Argentina’s exposure to foreign currency transaction losses was significantly reduced in the fourth quarter of 2002 with our repurchase of the outstanding balance owed to Nextel Argentina’s creditors under its U.S. dollar-denominated credit facilities. As a result, Nextel Argentina’s exposure to foreign currency transaction losses during 2003 will continue to be significantly less than during 2002.

1. Operating revenues

      The $17.0 million, or 30%, increase in service and other revenues from the nine months ended September 30, 2002 to the nine months ended September 30, 2003 is primarily a result of the following:

•	a 17% increase in the average number of digital handsets in service from the nine months ended September 30, 2002 to the same period in 2003, resulting from growth in Nextel Argentina’s existing markets; and

•	an increase in average revenues per handset on a local currency basis, largely due to the successful introduction of new monthly service plans with higher access fees, price increases on existing plans and the implementation of a calling party pays program between mobile carriers.

These increases were partially offset by the impact resulting from the depreciation of the Argentine peso compared to the U.S. dollar from the nine months ended September 30, 2002 to the same period in 2003.

      The $15.7 million, or 116%, increase in service and other revenues from the three months ended September 30, 2002 to the three months ended September 30, 2003 is primarily a result of the following:

•	a 29% increase in the average number of digital handsets in service from the three months ended September 30, 2002 to the three months ended September 30, 2003, resulting from growth in Nextel Argentina’s existing markets;

•	an increase in average revenues per handset on a local currency basis, largely due to the successful introduction of new monthly service plans with higher access fees, price increases on existing plans and the implementation of a calling party pays program between mobile carriers during the second quarter of 2003; and

•	the impact resulting from the appreciation of the Argentine peso compared to the U.S. dollar from the three months ended September 30, 2002 to the three months ended September 2003.

      The $5.6 million, or 211%, and $2.8 million, or 453%, increases in digital handset and accessory revenues from the nine and three months ended September 30, 2002 to the nine and three months ended September 30, 2003 are primarily the result of a change in accounting for digital handset revenues that Nextel Argentina implemented during the fourth quarter of 2002, as well as 20% and 19% increases in handset sales over the same periods.

2. Cost of revenues

      The $9.1 million, or 71%, and $7.1 million, or 231%, increases in cost of service from the nine and three months ended September 30, 2002 to the same periods in 2003 are largely a result of the following:

•	increases in variable costs related to interconnect fees resulting from 46% and 51% increases in total system minutes of use, primarily due to increases in the number of digital handsets in service and the implementation of rate plans with increased volumes of usable minutes;

•	increases in per minute costs related to interconnect minutes of use resulting from the implementation of a calling party pays program between mobile handsets during the second quarter of 2003;

•	increases in service and repair costs resulting from increased activity associated with a program under which Nextel Argentina provides new handsets to customers to replace damaged handsets;

•	increases in fixed costs related to direct switch and transmitter and receiver site costs that Nextel Argentina incurred as a result of a 7% increase in the number of transmitter and receiver sites in service from September 30, 2002 to September 30, 2003; and

•	the appreciation of the Argentine peso from the three months ended September 30, 2002 to the three months ended September 30, 2003.

      As is the case with our other operating companies, Nextel Argentina subsidizes handset sales to attract new customers and offers handset upgrades and other retention inducements to retain existing customers. The $5.7 million, or 100%, and $2.7 million, or 190%, increases in cost of digital handset and accessory sales from the nine and three months ended September 30, 2002 to the nine and three months ended September 30, 2003 are mostly due to increases in handset sales and upgrades, as well as a significant increase in the proportion of new to refurbished handsets sold.

3. Selling and marketing expenses

      The $1.0 million, or 11%, decrease in Nextel Argentina’s selling and marketing expenses from the nine months ended September 30, 2002 to the nine months ended September 30, 2003 is a result of the following:

•	a $0.7 million, or 37%, decrease in advertising and other marketing expenses, principally as a result of fewer advertising campaigns beginning in 2002 and continuing throughout the first half of 2003, as well as the depreciation of the Argentine peso; and

•	a $0.3 million, or 3%, decrease in indirect and direct commission and payroll expenses, primarily due to the depreciation of the Argentine peso.

      The $1.1 million, or 62%, increase in Nextel Argentina’s selling and marketing expenses from the three months ended September 30, 2002 to the three months ended September 30, 2003 is a result of the following:

•	a $0.5 million, or 89%, increase in indirect commission expenses, primarily caused by a 35% increase in handset sales obtained through indirect channels and the appreciation of the Argentine peso;

•	a $0.4 million, or 44%, increase in direct commission and payroll expenses, largely due to a 7% increase in handset sales obtained through direct channels and the appreciation of the Argentine peso; and

•	a $0.2 million, or 69%, increase in advertising and other marketing expenses, primarily resulting from the launch of several new advertising promotions during the third quarter of 2003 and the appreciation of the Argentine peso.

4. General and administrative expenses

      The $2.2 million, or 11%, decrease in general and administrative expenses from the nine months ended September 30, 2002 to the nine months ended September 30, 2003 is primarily a result of the following:

•	a $4.7 million, or 78%, decrease in bad debt expense, which also decreased as a percentage of revenues from 10.1% for the nine months ended September 30, 2002 to 1.6% for the nine months ended September 30, 2003, primarily due to stricter credit and collection policies, lower customer turnover and the resulting uncertainty surrounding adverse economic conditions in Argentina during the first nine months of 2002, which caused an increase in bad debt provision for that period; and

•	a $1.1 million, or 29%, decrease in information technology expenses, largely as a result of the renegotiation of existing information technology contracts on a local currency basis during the first nine months of 2003 and the depreciation of the Argentine peso.

These decreases were partially offset by a $3.6 million, or 34%, increase in general corporate, customer care and billing operations expenses, primarily as a result of an increase in operating taxes on gross revenues in Argentina from the nine months ended September 30, 2002 to the nine months ended September 30, 2003.

      The $2.2 million, or 52%, increase in general and administrative expenses from the three months ended September 30, 2002 to the three months ended September 30, 2003 is primarily a result of the following:

•	a $2.0 million, or 61%, increase in general corporate and information technology expenses, primarily as a result of an increase in operating taxes on gross revenues in Argentina and the appreciation of the Argentine peso; and

•	a $0.5 million, or 77%, increase in customer retention, customer care and billing operations expenses, largely due to an increase in bill processing and payroll and related expenses resulting from an increase in Nextel Argentina’s customer base and the appreciation of the Argentine peso.

These increases were partially offset by a $0.3 million, or 59%, decrease in bad debt expense, which also decreased as a percentage of revenues from 3.0% for the three months ended September 30, 2002 to 0.5% for the three months ended September 30, 2003, primarily as a result of stricter credit and collection policies and lower customer turnover, which resulted in increased collections and reduced bad debt write-offs during the third quarter of 2003.

5. Impairment, restructuring and other charges

      During the nine months ended September 30, 2002, Nextel Argentina recorded a $7.9 million impairment charge to write-down the carrying values of its long-lived assets as a result of the adverse economic conditions in Argentina and incurred $0.6 million in restructuring charges related to workforce reductions. Nextel Argentina did not incur any impairment, restructuring or other charges during the nine or three months ended September 30, 2003.

6. Depreciation and amortization

      The $0.8 million, or 46%, and $0.7 million, or 103%, increases in depreciation and amortization from the nine and three months ended September 30, 2002 to the nine and three months ended September 30, 2003 are principally the result of increased amortization resulting from the recognition of $1.4 million in intangible assets, including $1.1 million in customer base, which has a useful life relatively shorter than other long-lived assets, that Nextel Argentina recognized in the fourth quarter of 2002 in connection with the application of fresh-start accounting rules. The increases are also attributable to an increase in depreciation from the three months ended September 30, 2002 to the three months ended September 30, 2003 resulting from depreciation on capital expenditures made during 2003.

7. Interest income (expense), net

      Interest expense, net, for the nine and three months ended September 30, 2002 primarily represents interest related to Nextel Argentina’s credit facilities, which we repurchased and retired during the fourth quarter of 2002 in connection with our emergence from Chapter 11 reorganization. Following this repurchase, Nextel Argentina is no longer incurring any interest expense related to these credit facilities and does not have any long-term debt. As a result, Nextel Argentina recorded net interest income for the nine and three months ended September 30, 2003.

8. Foreign currency transaction gains (losses), net

      Net foreign currency transaction losses of $135.5 million and $1.1 million for the nine and three months ended September 30, 2002 are primarily due to the impact resulting from the decrease in the average value of the Argentine peso on Nextel Argentina’s dollar-denominated credit facilities. Nextel Argentina’s exposure to foreign currency transaction losses was reduced significantly for the nine and three months ended September 30, 2003 as a result of our repurchase of Nextel Argentina’s credit facilities during the fourth quarter of 2002. Net foreign currency transaction gains of $0.9 million and $1.4 million for the nine and three months ended September 30, 2003 are largely a result of the appreciation of the Argentine peso relative to the U.S. dollar on Nextel Argentina’s U.S. dollar-based liabilities over the same periods.

9. Reorganization items, net

      Reorganization items, net, of $1.3 million for the nine and three months ended September 30, 2002 represent retention costs that Nextel Argentina incurred in connection with our Chapter 11 reorganization.

10. Other income (expense), net

      In connection with our emergence from Chapter 11 reorganization in 2002, one of our corporate entities repurchased Nextel Argentina’s credit facilities from its creditors. While this corporate entity contributed the principal balance to Nextel Argentina as a capital investment, it forgave the accrued interest related to these credit facilities during the first quarter of 2003. Other income, net, of $8.3 million for the nine months ended September 30, 2003 consists primarily of the gain related to the forgiveness of this accrued interest. Since this accrued interest was due between a corporate entity and a consolidated subsidiary, its forgiveness did not impact our consolidated results of operations. Other expense, net, of $1.8 million for the nine months ended September 30, 2002 largely represents withholding taxes related to Nextel Argentina’s credit facilities. The $0.4 million, or 97%, decrease in other expense, net, from the three months ended September 30, 2002 to the same period in 2003 primarily resulted from the elimination of these withholding taxes during 2003 as a result of the forgiveness of accrued interest related to Nextel Argentina’s credit facilities.

e. Nextel Peru

		% of		% of
	Successor	Nextel	Predecessor	Nextel	Change from
	Company	Peru’s	Company	Peru’s	Previous Year
	September 30,	Operating	September 30,	Operating
	2003	Revenues	2002	Revenues	Dollars	Percent

	(dollars in thousands)
Nine Months Ended
Operating revenues
Service and other revenues	$67,588	98%	$59,610	98%	$7,978	13%
Digital handset and accessory revenues	1,697	2%	1,268	2%	429	34%

	69,285	100%	60,878	100%	8,407	14%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(24,885)	(36)%	(18,276)	(30)%	(6,609)	36%
Cost of digital handset and accessory sales	(8,377)	(12)%	(8,627)	(14)%	250	(3)%

	(33,262)	(48)%	(26,903)	(44)%	(6,359)	24%
Selling and marketing expenses	(8,218)	(12)%	(7,580)	(13)%	(638)	8%
General and administrative expenses	(11,253)	(16)%	(10,401)	(17)%	(852)	8%

Segment earnings	16,552	24%	15,994	26%	558	3%
Restructuring and other charges	—	—	(23)	—	23	(100)%
Depreciation and amortization	(2,911)	(4)%	(4,532)	(7)%	1,621	(36)%

Operating income	13,641	20%	11,439	19%	2,202	19%
Interest expense, net	(1,895)	(3)%	(1,974)	(3)%	79	(4)%
Foreign currency transaction gains (losses), net	159	—	(906)	(2)%	1,065	(118)%
Reorganization items, net	—	—	(896)	(1)%	896	(100)%
Other expense, net	(951)	(1)%	(647)	(1)%	(304)	47%

Income before income tax	$10,954	16%	$7,016	12%	$3,938	56%

Three Months Ended
Operating revenues
Service and other revenues	$22,369	98%	$20,377	98%	$1,992	10%
Digital handset and accessory revenues	540	2%	435	2%	105	24%

	22,909	100%	20,812	100%	2,097	10%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(8,296)	(36)%	(6,138)	(29)%	(2,158)	35%
Cost of digital handset and accessory sales	(2,499)	(11)%	(2,672)	(13)%	173	(6)%

	(10,795)	(47)%	(8,810)	(42)%	(1,985)	23%
Selling and marketing expenses	(2,381)	(11)%	(2,761)	(13)%	380	(14)%
General and administrative expenses	(3,718)	(16)%	(3,387)	(17)%	(331)	10%

Segment earnings	6,015	26%	5,854	28%	161	3%
Depreciation and amortization	(1,048)	(4)%	(1,591)	(8)%	543	(34)%

Operating income	4,967	22%	4,263	20%	704	17%
Interest expense, net	(1,385)	(6)%	(397)	(2)%	(988)	249%
Foreign currency transaction gains (losses), net	70	—	(738)	(3)%	808	(109)%
Reorganization items, net	—	—	(896)	(4)%	896	(100)%
Other expense, net	(84)	—	(401)	(2)%	317	(79)%

Income before income tax	$3,568	16%	$1,831	9%	$1,737	95%

NM–Not Meaningful

1. Operating revenues

      The $8.0 million, or 13%, and $2.0 million, or 10%, increases in service and other revenues from the nine and three months ended September 30, 2002 to the same periods in 2003 are primarily a result of 16% and

15% increases in the average number of digital handsets in service. The increases in service and other revenues for the nine and three months ended September 30, 2003 were partially offset by decreases in average revenues per handset over the same periods, primarily due to lower billable interconnect usage and lower access revenues resulting from competitive market conditions.

      The $0.4 million, or 34%, and $0.1 million, or 24%, increases in digital handset and accessory revenues from the nine and three months ended September 30, 2002 to the same periods in 2003 are largely a result of a change in accounting for digital handset revenues that Nextel Peru implemented during the fourth quarter of 2002 in connection with the adoption of EITF 00-21.

2. Cost of revenues

      The $6.6 million, or 36%, and $2.2 million, or 35%, increases in cost of service from the nine and three months ended September 30, 2002 to the same periods in 2003 are primarily a result of the following:

•	increases in variable costs related to interconnect fees resulting from 15% and 11% increases in total system minutes of use, primarily due to 16% and 15% increases in average subscribers;

•	increases in average cost per minute of use due to higher interconnect rates that Nextel Peru began incurring in 2003 as a result of a change in intercarrier settlement methodologies due to a decision made by the Peruvian telecommunications regulator; and

•	increases in fixed costs related to direct switch and transmitter and receiver site costs, including utilities and warranty costs that Nextel Peru incurred resulting from a 19% increase in the number of transmitter and receiver sites in service from September 30, 2002 to September 30, 2003.

      As is the case with our operating companies, Nextel Peru subsidizes handset sales to attract new customers and offers handset upgrades and other retention inducements to retain existing customers. While Nextel Peru’s handset sales increased slightly from the nine and three months ended September 30, 2002 to the same periods in 2003, the $0.3 million, or 3%, and $0.2 million, or 6%, decreases in Nextel Peru’s cost of digital handset and accessory sales over the same periods are largely due to decreases in the average cost of handsets sold, primarily due to a change in the mix of handsets sold towards lower cost handsets.

3. Selling and marketing expenses

      The $0.6 million, or 8%, increase in Nextel Peru’s selling and marketing expenses from the nine months ended September 30, 2002 to the nine months ended September 30, 2003 is a result of the following:

•	a $0.5 million, or 10%, increase in commissions and payroll expenses primarily resulting from:

•	an increase in average commissions incurred per handset sale, primarily as a result of increased incentives paid to Nextel Peru’s internal sales force in an effort to increase sales to longer-lived customers;

•	an increase in digital handsets sold; and

•	an increase in payroll costs related to an increase in sales and marketing personnel; and

•	a $0.1 million, or 9%, increase in advertising expenses primarily as a result of the launch of a new market in Peru and additional advertising campaigns that were implemented during 2003.

      The $0.4 million, or 14%, decrease in Nextel Peru’s selling and marketing expenses from the three months ended September 30, 2002 to the three months ended September 30, 2003 is a result of a $0.4 million, or 49%, decrease in advertising expenses primarily due to scaled back advertising efforts.

4. General and administrative expenses

      The $0.9 million, or 8%, increase in Nextel Peru’s general and administrative expenses from the nine months ended September 30, 2002 to the nine months ended September 30, 2003 is a result of the following:

•	a $0.8 million, or 19%, increase in customer care and billing operations expenses primarily as a result of an increase in payroll and related expenses related to an increase in customer care personnel necessary to support a larger customer base; and

•	a $0.5 million, or 27%, increase in information technology primarily as a result of an increase in payroll and related expenses, largely due to an increase in information technology personnel and an increase in expenses related to new software licenses and maintenance.

These increases were partially offset by the following:

•	a $0.2 million, or 23%, decrease in bad debt expense, which also decreased as a percentage of revenues from 1.3% for the nine months ended September 30, 2002 to 0.9% for the nine months ended September 30, 2003, primarily due to improved collection efforts; and

•	a $0.2 million, or 5%, decrease in general corporate expenses, primarily due to a decrease in outside services as a result of a decrease in temporary personnel and office rental expenses.

      The $0.3 million, or 10%, increase in Nextel Peru’s general and administrative expenses from the three months ended September 30, 2002 to the three months ended September 30, 2003 is a result of the following:

•	a $0.3 million, or 47%, increase in information technology expenses primarily due to an increase in payroll and related expenses, largely due to an increase in information technology personnel and higher salaries, and an increase in expenses related to new software licenses and maintenance; and

•	a $0.2 million, or 13%, increase in customer care and billing operations payroll and related expenses, largely due to an increase in customer care personnel necessary to support a larger customer base.

These increases were partially offset by a $0.2 million decrease in bad debt expense, which also decreased as a percentage of revenues from 1.1% for the three months ended September 30, 2002 to 0.5% for the three months ended September 30, 2003, primarily due to improved collection efforts.

5. Restructuring and other charges

      Restructuring and other charges for the nine months ended September 30, 2002 represent retention costs that Nextel Peru incurred in connection with our Chapter 11 reorganization. Nextel Peru did not incur any restructuring or other charges during the three months ended September 30, 2002 or the nine and three months ended September 30, 2003.

6. Depreciation and amortization

      The $1.6 million, or 36%, and $0.5 million, or 34%, decreases in depreciation and amortization from the nine and three months ended September 30, 2002 to the nine and three months ended September 30, 2003 are primarily due to net long-lived asset write-downs that Nextel Peru recognized in the fourth quarter of 2002 in connection with the application of fresh-start accounting rules. These write-downs substantially reduced the cost bases of certain of Nextel Peru’s long-lived assets, resulting in lower depreciation in 2003. The decrease in depreciation was partially offset by an increase in amortization as a result of the recognition of a customer base, which has a useful life relatively shorter than other long-lived assets, that Nextel Peru recognized in the fourth quarter of 2002 in connection with the application of fresh-start accounting rules.

7. Interest expense, net

      The $0.1 million, or 4%, decrease in interest expense, net, from the nine months ended September 30, 2002 to the nine months ended September 30, 2003 is largely due to less handset financing interest incurred during 2003 compared to 2002 due to the elimination of handset financing in the fourth quarter of 2002, partially offset by interest incurred on Nextel Peru’s $26.4 million portion of the international equipment facility for which Nextel Peru became obligated in November 2002 as well as Nextel Peru’s portion of the loss on the termination of the interest rate swap associated with the international equipment facility.

      The $1.0 million, or 249%, increase in interest expense, net, from the three months ended September 30, 2002 to the three months ended September 30, 2003 is primarily due to Nextel Peru’s portion of the loss on the termination of the interest rate swap and interest incurred on the international equipment facility. Nextel Peru’s portion of this facility was fully paid down in September 2003.

8. Foreign currency transaction gains (losses), net

      Net foreign currency transaction gains of $0.2 million and $0.1 million for the nine and three months ended September 30, 2003 are primarily due to the effects of the appreciation of the Peruvian sol compared to the U.S. dollar during those periods. Net foreign currency transaction losses of $0.9 million and $0.7 million for the nine and three months ended September 30, 2002 were primarily due to the depreciation of the Peruvian sol compared to the U.S. dollar during those periods.

9. Reorganization items, net

      Reorganization items, net, of $0.9 million for the nine and three months ended September 30, 2002 represent retention costs that Nextel Peru incurred in connection with our Chapter 11 reorganization.

f. Corporate and other

		% of		% of
	Successor	Corporate	Predecessor	Corporate	Change from
	Company	and other	Company	and other	Previous Year
	September 30,	Operating	September 30,	Operating
	2003	Revenues	2002	Revenues	Dollars	Percent

	(dollars in thousands)
Nine Months Ended
Operating revenues
Service and other revenues	$1,174	100%	$1,248	100%	$(74)	(6)%
Digital handset and accessory revenues	—	—	—	—	—	—

	1,174	100%	1,248	100%	(74)	(6)%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(1,085)	(93)%	(1,049)	(84)%	(36)	3%
Cost of digital handset and accessory sales	(720)	(61)%	(655)	(53)%	(65)	10%

	(1,805)	(154)%	(1,704)	(137)%	(101)	6%
Selling and marketing expenses	(3,256)	(277)%	(2,985)	(239)%	(271)	9%
General and administrative expenses	(22,190)	NM	(18,672)	NM	(3,518)	19%

Segment losses	(26,077)	NM	(22,113)	NM	(3,964)	18%
Restructuring and other charges	—	—	(6,255)	(501)%	6,255	(100)%
Depreciation and amortization	(404)	(34)%	(5,147)	(412)%	4,743	(92)%

Operating loss	(26,481)	NM	(33,515)	NM	7,034	(21)%
Interest expense, net	(22,367)	NM	(118,273)	NM	95,906	(81)%
Foreign currency transaction (losses) gains, net	(13)	(1)%	10	1%	(23)	(230)%
Loss on extinguishment of debt	(335)	(29)%	—	—	(335)	NM
Reorganization items, net	—	—	(130,661)	NM	130,661	(100)%
Other (expense) income, net	(7,261)	(618)%	339	27%	(7,600)	NM

Loss before income tax	$(56,457)	NM	$(282,100)	NM	$225,643	(80)%

		% of		% of
	Successor	Corporate	Predecessor	Corporate	Change from
	Company	and other	Company	and other	Previous Year
	September 30,	Operating	September 30,	Operating
	2003	Revenues	2002	Revenues	Dollars	Percent

	(dollars in thousands)
Three Months Ended
Operating revenues
Service and other revenues	$407	100%	$396	100%	$11	3%
Digital handset and accessory revenues	—	—	—	—	—	—

	407	100%	396	100%	11	3%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(366)	(90)%	(330)	(84)%	(36)	11%
Cost of digital handset and accessory sales	(248)	(61)%	(231)	(58)%	(17)	7%

	(614)	(151)%	(561)	(142)%	(53)	9%
Selling and marketing expenses	(1,191)	(293)%	(859)	(217)%	(332)	39%
General and administrative expenses	(7,756)	NM	(5,825)	NM	(1,931)	33%

Segment losses	(9,154)	NM	(6,849)	NM	(2,305)	34%
Restructuring and other charges	—	—	(794)	(201)%	794	(100)%
Depreciation and amortization	(168)	(41)%	(1,702)	(430)%	1,534	(90)%

Operating loss	(9,322)	NM	(9,345)	NM	23	—
Interest expense, net	(7,339)	NM	(4,290)	NM	(3,049)	71%
Foreign currency transaction losses, net	(1)	—	(161)	(41)%	160	(99)%
Loss on extinguishment of debt	(335)	(82)%	—	—	(335)	NM
Reorganization items, net	—	—	(5,800)	NM	5,800	(100)%
Other income, net	201	49%	351	89%	(150)	(43)%

Loss before income tax	$(16,796)	NM	$(19,245)	NM	$2,449	(13)%

NM–Not Meaningful

      Corporate and other operating revenues and cost of revenues primarily represent the results of analog operations reported by Nextel Chile. Operating revenues and cost of revenues did not significantly change from the nine and three months ended September 30, 2002 to the same periods in 2003 because Nextel Chile’s subscriber base remained stable.

1. Selling and marketing expenses

      The $0.3 million, or 9%, and $0.3 million, or 39%, increases in selling and marketing expenses from the nine and three months ended September 30, 2002 to the nine and three months ended September 30, 2003 are primarily due to increases in marketing expenses at the corporate level.

2. General and administrative expenses

      The $3.5 million, or 19%, and $1.9 million, or 33%, increases in general and administrative expenses from the nine months and three months ended September 30, 2002 to the nine and three months ended September 30, 2003 are a result of increases in corporate payroll and related costs, corporate business insurance and outside services expenses.

3. Restructuring and other charges

      Restructuring and other charges of $6.3 million and $0.8 million for the nine and three months ended September 30, 2002 are primarily related to payments we made to third parties who assisted us with our debt restructuring efforts during the first three quarters of 2002, as well as costs associated with workforce reductions that were implemented at our corporate headquarters and in Nextel Chile. Our corporate entities and Nextel Chile did not incur any restructuring or other charges during the nine or three months ended September 30, 2003.

4. Depreciation and amortization

      The $4.7 million, or 92%, and $1.5 million, or 90%, decreases in depreciation and amortization from the nine and three months ended September 30, 2002 to the nine and three months ended September 30, 2003 are the result of long-lived asset write-downs recognized at the corporate level and by Nextel Chile as a result of the application of fresh-start accounting rules on October 31, 2002. These write-downs substantially reduced the cost bases of our corporate entities’ and Nextel Chile’s long-lived assets and resulted in less depreciation and amortization during the nine and three months ended September 30, 2003 than during the same periods in 2002.

5. Interest expense, net

      Interest expense, net, of $22.4 million and $7.3 million for the nine and three months ended September 30, 2003 primarily includes accreted interest on our senior secured discount notes that we issued in November 2002 and interest expense on the $70.0 million portion of our Motorola equipment financing facility held at the corporate level, which we fully paid down in September 2003.

      Interest expense, net, of $118.3 million and $4.3 million for the nine and three months ended September 30, 2002 primarily represents interest expense on our former senior notes that we extinguished in connection with our emergence from reorganization and interest expense on our former $225.0 million Motorola equipment financing facilities, which was previously held entirely at the corporate level.

6. Foreign currency transaction (losses) gains, net

      Net foreign currency transaction losses for the nine and three months ended September 30, 2003, and for the three months ended September 30, 2002, are primarily due to the relative depreciation of the Chilean peso against the U.S. dollar during those periods. Net foreign currency transaction gains for the nine months ended September 30, 2003 are primarily the result of the relative appreciation of the Chilean peso during that period.

7. Loss on extinguishment of debt

      In July 2003, we entered into an agreement to substantially reduce our indebtedness under the international equipment facility to Motorola Credit Corporation. Under this agreement, in September 2003, we prepaid $100.0 million of the $225.0 million in outstanding principal under our international equipment facility with Motorola Credit Corporation. As a result of this transaction, one of our corporate entities recognized a loss of $0.3 million due to the write-off of deferred financing costs associated with its portion of the facility.

8. Reorganization items, net

      As a result of our reorganization during 2002, our corporate entities recognized $130.7 million in reorganization items during the nine months ended September 30, 2002 that related primarily to the write-off of unamortized discounts on senior notes, debt financing costs and employee retention costs. During the three months ended September 30, 2002, our corporate entities recognized $5.8 million in reorganization items principally for retention costs, professional fees and other costs.

9. Other (expense) income, net

      Other expense, net, of $7.3 million for the nine months ended September 30, 2003 consists primarily of a loss related to the accrued interest that we forgave on Nextel Argentina’s credit facilities that we repurchased in the fourth quarter of 2002. Since this accrued interest was due between a corporate entity and a consolidated subsidiary, its forgiveness did not impact our consolidated results of operations. The $0.2 million decrease in other income from the three months ended September 30, 2002 to the three months ended September 30, 2003 is principally due to a decrease in other non-operating income items in Nextel Chile.

Liquidity and Capital Resources

      We had a working capital surplus of $319.3 million, as of September 30, 2003 and $143.3 million as of December 31, 2002. The increase in our working capital is largely the result of $192.1 million in cash flows provided by financing activities, primarily generated from the issuance of common stock and convertible notes and the sale-leaseback of telecommunication towers as described below.

      We recognized net income of $88.9 million and $37.8 million for the nine and three months ended September 30, 2003 and net losses of $427.5 million and $36.3 million for the nine and three months ended September 30, 2002. The operating expenses and capital expenditures associated with developing, enhancing and operating our digital mobile networks have more than offset our operating revenues in the past. During 2003, our operating revenues have more than offset our operating expenses and cash capital expenditures. While we expect this trend to continue, if business conditions or timing of capital expenditures change, we may not be able to maintain this trend. See “Future Capital Needs and Resources” for a discussion of our future outlook and anticipated sources and uses of funds for the remainder of 2003.

      Cash Flows. As a result of the application of fresh-start accounting rules under SOP 90-7 and other events related to our emergence from Chapter 11 reorganization on October 31, 2002, the Predecessor Company’s cash flows for the nine months ended September 30, 2002 are not fully comparable to the Successor Company’s cash flows for the nine months ended September 30, 2003.

      Our operating activities provided us with $181.2 million of net cash during the nine months ended September 30, 2003 and $68.3 million of net cash during the nine months ended September 30, 2002. The $112.9 million increase in generation of cash is primarily due to improved operating performance and $25.0 million received from Nextel Communications under our spectrum sharing agreement.

      We used $195.5 million of net cash in our investing activities during the nine months ended September 30, 2003, of which $155.7 million was spent on capital expenditures and primarily all of the remainder was spent on purchases of licenses and other assets in connection with our purchase of Delta Comunicaciones Digitales. We used $195.1 million of net cash in our investing activities during the nine months ended September 30, 2002, of which $181.4 million was spent on capital expenditures. The decrease in cash spent on capital expenditures is primarily a result of timing of payments.

      Our financing activities provided us with $192.1 million of net cash during the nine months ended September 30, 2003, primarily due to $113.1 million in net proceeds that we received from the sale of common stock, $180.0 million in gross proceeds that we received from our convertible note issuance and $88.7 million in proceeds that we received from our telecommunication tower sale-leaseback financing transactions that closed during the first nine months of 2003, partially offset by $186.0 million that we repaid under our long-term credit facilities with Motorola and $5.2 million that we paid for debt financing costs. We used $19.0 million of net cash during the nine months ended September 30, 2002, principally due to $11.0 million in repayments to Nextel Communications and $8.0 million in repayments under our debt facilities prior to filing for Chapter 11 reorganization.

Future Capital Needs and Resources

      Capital Resources. As of September 30, 2003, our capital resources included $410.5 million of cash. Our ongoing capital resources depend on a variety of factors, including our existing cash balance, cash flows generated by our operating companies and external financial sources that may be available. During the third quarter of 2003, we raised $113.1 million in net proceeds from the sale of common stock and $174.8 million in net proceeds from the sale of convertible notes. We used the proceeds received from these financing activities primarily to pay down long-term debt. While we plan to fund our operations using existing cash balances and internally generated cash flows for the foreseeable future, we may access the capital markets if we are able to meet our objectives of lowering our cost of capital, improving our financial flexibility and reducing our foreign currency exposure. Our ability to generate sufficient operating cash flows by our operating companies is dependent upon, among other things:

•	the amount of revenue we are able to generate and collect from our customers;

•	the amount of operating expenses required to provide our services;

•	the cost of acquiring and retaining customers, including the subsidies we incur to provide handsets to both our new and existing customers;

•	our ability to continue to grow our customer base; and

•	fluctuations in foreign exchange rates.

      As of September 30, 2003, there were no amounts available for future borrowing under our vendor credit facilities. Under an existing agreement with American Tower, we expect to continue to sell towers over the next two to three years that will provide cash proceeds of about $100.0 million. As of September 30, 2003 we have received $88.7 million of this amount. In addition, Nextel Brazil has a facility in place under which it can finance handset purchases. Borrowings under this facility have 180 day maturities and interest is prepaid in U.S. dollars at variable market rates.

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

      The following table sets forth the amounts and timing of contractual payments for our most significant contractual obligations determined as of September 30, 2003. The information in the table reflects future unconditional payments and is based upon, among other things, the current terms of the relevant agreements, appropriate classification of items under accounting principles generally accepted in the United States that are currently in effect and certain assumptions, such as future interest rates. Future events could cause actual payments to differ significantly from these amounts. See “Forward Looking Statements.” Except as required by law, we disclaim any obligation to modify or update the information contained in the table.

	Three Months
	Ending
	December 31,			More than 5
Contractual Commitments	2003	1–3 Years	3–5 Years	Years	Total

	(in thousands)
Senior discount notes, convertible notes and credit facility(1)	$—	$83,503	$148,155	$571,504	$803,162
Towers financing obligations(1)	3,641	29,124	29,124	149,731	211,620
Handset financing obligations(1)	31,597	—	—	—	31,597
Spectrum acquisition obligations	4,500	15,400	—	—	19,900
Operating leases(2)	25,372	59,383	43,954	51,963	180,672
Motorola purchase commitments(3)	788	—	—	—	788
Other long-term obligations(4)	—	57,434	—	22,412	79,846

Total contractual commitments	$65,898	$244,844	$221,233	$795,610	$1,327,585

(1)	These amounts include estimated principal and interest payments based on our expectations as to future interest rates, assuming the current payment schedule.

(2)	These amounts principally include future lease costs, transmitter and receiver sites and switches and office facilities as of September 30, 2003.

(3)	These amounts represent maximum contractual obligations under our supply agreement with Motorola and not expected equipment purchases. We are currently in the process of renegotiating our supply agreement with Motorola.

(4)	The amounts due in more than five years represent our current estimates of asset retirement obligations based on our expectations as to future retirement costs, inflation rates and timing of retirements.

      Capital Expenditures. Our capital expenditures, including capitalized interest, were $156.2 million and $39.2 million for the nine and three months ended September 30, 2003 compared to $139.1 million and $35.1 million for the nine and three months ended September 30, 2002. In the future, we expect to finance our capital spending using cash from operations, cash on hand and any external financing that becomes available. Our capital spending is driven by several factors, including:

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

      Our future capital expenditures are significantly affected by future technology improvements and technology choices. In October 2001, Motorola and Nextel Communications announced an anticipated significant technology upgrade to the iDEN digital mobile network, the 6:1 voice coder software upgrade. We have implemented the network software upgrade for this technology in Mexico and have begun deploying compatible handsets in this market. We expect that this software upgrade will nearly double our voice capacity for interconnect calls and leverage our existing investment in infrastructure in Mexico. See “Forward Looking Statements.”

      Future Outlook. We believe that our current business plan will not require any additional external funding and we will be able to operate and grow our business while servicing our debt obligations. Our revenues are primarily denominated in foreign currencies. We expect that if current foreign currency exchange rates do not significantly adversely change, we will continue to generate net income for the foreseeable future. See “Forward Looking Statements.”

      In making our assessments of a fully funded business plan and net income, we have considered:

•	cash and cash equivalents on hand and available to fund our operations as of September 30, 2003 of $410.5 million;

•	expected cash flows from operations;

•	expected cash flows from the remaining committed communications tower sale-leaseback financings;

•	the anticipated level of capital expenditures, including a significant positive impact associated with our anticipated receipt of the contemplated iDEN technology upgrade from Motorola;

•	the anticipated level of spectrum acquisitions;

•	our scheduled debt service and handset financing requirements; and

•	cash taxes.

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

Forward Looking Statements

      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. A number of the statements made in this quarterly report on Form 10-Q are not historical or current facts, but deal with potential future circumstances and developments and our expectations based on them. They can be identified by the use of forward-looking words such as “believes,” “expects,” “intends,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy that involve risks and uncertainties. We caution you that these forward-looking statements are only predictions, which are subject to risks and uncertainties, including technical uncertainties, financial variations, changes in the regulatory environment, industry growth and trend predictions. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operation and results of our wireless communications business also may be subject to the effects of other risks and uncertainties in addition to the other qualifying factors identified in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, including, but not limited to:

•	our ability to meet the operating goals established by our business plan;

•	general economic conditions in Latin America and in the market segments that we are targeting for our digital mobile services;

•	the political and social conditions in the countries in which we operate, including political instability, which may affect the economies of our markets and the regulatory schemes in these countries;

•	substantive terms of any international financial aid package that may be made available to any country in which our operating companies conduct business;

•	the impact of foreign exchange volatility in our markets as compared to the U.S. dollar and related currency devaluations in countries in which our operating companies conduct business;

•	reasonable access to and the successful performance of the technology being deployed in our service areas, and improvements thereon, including technology deployed in connection with the introduction of digital two-way mobile data or Internet connectivity services in our markets;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet our service deployment and marketing plans and customer demand;

•	the success of efforts to improve and satisfactorily address any issues relating to our digital mobile network performance;

•	future legislation or regulatory actions relating to our specialized mobile radio services, other wireless communication services or telecommunications generally;

•	the ability to achieve and maintain market penetration and average subscriber revenue levels sufficient to provide financial viability to our digital mobile network business;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular services and personal communications services;

•	market acceptance of our new service offerings, including Nextel WorldwideSM and Nextel OnlineSM;

•	our ability to access sufficient debt or equity capital to meet any future operating and financial needs; and

•	other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission, including our 2002 annual report on Form 10-K and our quarterly reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

      Our revenues are primarily denominated in foreign currencies, while a significant portion of our operations are financed through our senior secured discount notes, our convertible notes and our international equipment facility held by Nextel Mexico, which is denominated in U.S. dollars. As a result, fluctuations in exchange rates relative to the U.S. dollar expose us to foreign currency exchange risks. These risks include potential transaction losses on certain of our U.S. dollar-denominated long-term debt and the impact of translating our local currency reported earnings into U.S. dollars when the U.S. dollar strengthens against the local currencies of our foreign operations. In addition, during the first nine months of 2003, we entered into local currency-based communication tower sale-leaseback transactions in Mexico and Brazil, which we are accounting for as financing transactions (see Note 2 to our condensed consolidated financial statements). Due to the limited availability of long-term instruments, we currently do not hedge assets or liabilities denominated in foreign currencies or foreign currency transactions.

      We are also exposed to interest rate risk due to fluctuations in the U.S. prime rate and the six-month London Interbank Offered Rate, or LIBOR. These rates are used to determine the variable rates of interest that are applicable to borrowings under our international equipment facility. Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. In some cases, we used derivative instruments to manage this interest rate exposure by achieving a desired proportion of fixed rate versus variable rate borrowings. We only used derivative instruments for non-trading purposes (see Note 2 to our condensed consolidated financial statements). During the third quarter of 2003, we terminated an interest rate swap that hedged our exposure to variability in interest rates on our international equipment facility. We do not have any derivative instruments in place as of September 30, 2003 other than one of the conversion features embedded in our convertible notes (see Note 2 to our condensed consolidated financial statements).

      The table below presents principal amounts, related interest rates by year of maturity and aggregate amounts as of September 30, 2003 for our fixed and variable rate debt obligations, including our senior secured discount notes, our convertible notes, our international equipment facility, our handset financing obligations and our tower financing obligations. We determined the fair values included in this section based on:

•	quoted market prices for our senior secured discount notes and convertible notes;

•	carrying values for our vendor credit facilities as of September 30, 2003 as interest rates are reset periodically; and

•	carrying values for our tower financing obligations as interest rates were set recently when we entered into these transactions.

      The changes in the fair values of our debt since December 31, 2002 reflect changes in applicable market conditions. All of the information in the table is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows associated with our long-term debt are denominated in U.S. dollars (US$), Mexican pesos (MP) and Brazilian reais (BR).

	Year of Maturity						September 30, 2003

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

	(U.S. dollars in thousands)
Long-Term Debt:
Fixed Rate (US$)	$—	$—	$—	$—	$—	$360,821	$360,821	$348,789
Average Interest Rate	—	—	—	—	—	8.3%	8.3%
Fixed Rate (MP)	$245	$1,094	$1,301	$1,548	$1,844	$59,890	$65,922	$65,922
Average Interest Rate	18.1%	18.1%	18.1%	18.1%	18.1%	18.1%	18.1%
Fixed Rate (BR)	$65	$131	$183	$242	$322	$20,180	$21,123	$21,123
Average Interest Rate	29.1%	29.1%	29.1%	29.1%	29.1%	29.1%	29.1%
Variable Rate (US$)	$31,597	$—	$41,667	$41,667	$41,666	$—	$156,597	$156,597
Average Interest Rate	12.0%	—	6.1%	6.1%	6.1%	—	7.3%

Item 4.     Controls and Procedures.

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission. We continuously monitor all of our controls and procedures to ensure that they are operating effectively and consistently across the company as a whole. For example, we are in the process of replacing the financial reporting system in Brazil to be consistent with the Oracle based financial system platform currently in place in our other operating companies and in the U.S. We expect to have this system available in the first quarter of 2004.

      As of the end of the period covered in this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and in our operating companies, including our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, these officers concluded that our disclosure controls and procedures were effective. Our management teams are also responsible for establishing and maintaining adequate internal controls over our financial reporting. There were no changes in our internal control over financial reporting identified in connection with our evaluation of it that occurred during our last fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION.

Item 1.     Legal Proceedings.

      We and/or our operating companies are parties to certain legal proceedings that are described in our 2002 annual report on Form 10-K, or subsequent quarterly reports on Form 10-Q for the three months ended March 31, 2003 and June 30, 2003 and in this quarterly report on Form 10-Q. During the three months ended September 30, 2003, there were no material changes in the status of or developments regarding those legal proceedings that have not been previously disclosed in our 2002 annual report on Form 10-K and our quarterly reports on Form 10-Q for the three months ended March 31, 2003 and June 30, 2003. In addition, some of our competitors are currently challenging, in administrative or judicial proceedings, the validity of some of our licenses or the scope of services we provide under those licenses, particularly in Mexico and Chile. While we believe that our licenses are valid and that our services are within the scope of our licenses, any revocation of a material number of our licenses or any significant limitation of our services would materially adversely affect our business.

Item 2.     Changes in Securities and Use of Proceeds.

      (a) Not applicable.

      (b) Not applicable.

(c)	On September 16, 2003, we sold $150.0 million of our 3.5% convertible notes due 2033 in a private placement. On September 24, 2003, we sold an additional $30.0 million of our convertible notes in a private placement. We sold all convertible notes to Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse First Boston LLC and UBS Securities LLC at a discount to their principal face amount of 2.75%, which equaled a total discount to purchasers of $5.0 million. The convertible notes were subsequently sold by the purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 at 100% of their principal face amount.

We relied upon Section 4(2) of the Securities Act for the exemption from registration for this issuance. The notes are convertible, at the option of the holder, into shares of our common stock at a conversion rate of 12.5 shares per $1,000 principal amount of notes, subject to adjustment, at any time prior to the close of business on the final maturity date of the convertible notes under certain circumstances. For additional information on the conversion and other terms of the convertible notes, see Note 2 to our condensed consolidated financial statements.

The net offering proceeds to us after deducting total discounts and estimated expenses were $174.8 million. We used the net proceeds from the convertible notes issuance and a concurrent sale of common stock, which we describe in Item 2(d) below, to pay $86.0 million in consideration for all of the $103.2 million in outstanding principal, as well as $5.5 million in accrued and unpaid interest under our Brazil equipment facility, and to fund the $100.0 million prepayment of our international equipment facility. The repayment of our Brazil equipment facility resulted in a $22.7 million gain. For additional information, see Note 2 to our condensed consolidated financial statements.

(d)	On September 16, 2003, we and a selling shareholder sold 3,500,000 shares of our common stock at $60.00 per share in a public offering. On September 24, 2003, the selling shareholder sold an additional 83,000 shares of our common stock at $60.00 per share in a public offering. The sale of the additional shares of our common stock represented the exercise of the underwriters’ option to purchase shares to cover over-allotments in the first public offering. Details of sales of these shares is described below.

On August 6, 2003, we filed a Registration Statement on Form S-3, file number 333-107741 (the “Original Registration Statement”), that covered a total of 3,450,000 shares of common stock and, on September 11, 2003, we filed a Registration Statement on Form S-3, file number 333-108680 (the “Rule 462(b) Registration Statement”), that covered a total of 565,000 shares of common stock. The aggregate price of the offering amount registered under both registration statements was $240.8 million. The SEC declared the effectiveness of the Original Registration Statement on

September 10, 2003, and the Rule 462(b) Registration Statement was effective upon filing on September 11, 2003, pursuant to Rule 462(b) under the Securities Act of 1933.

Of the 3,583,000 shares of common stock sold, we offered and sold 2,000,000 shares of our common stock, and MacKay Shields LLC, an investment advisor acting solely on behalf of certain client accounts under its control, offered and sold 1,583,000 shares of our common stock as the selling shareholder. The public offering of the shares commenced on September 11, 2003, the sale of 3,500,000 shares closed on September 16, 2003 and the sale of 83,000 shares closed on September 24, 2003. The lead underwriter of the offering was Morgan Stanley & Co. Incorporated.

The total amount of our common stock sold was 3,583,000 shares, and the aggregate offering price of the amount sold was $215.0 million. Reasonable estimates for the amount of expenses incurred for our account in connection with the issuance and distribution of the 3,583,000 shares of common stock described above were $10.7 million in underwriting discounts and an estimated $1.1 million in offering expenses. The estimated expenses included approximately $360,000 to cover expenses associated with the registration of our shares owned by MacKay and payable by us pursuant to a registration rights agreement.

The net offering proceeds to us after deducting total discounts and estimated expenses were $112.9 million. We used the net proceeds from the sale of common stock and a concurrent convertible notes issuance, which we describe in Item 2(c) above, to pay $86.0 million in consideration for all of the $103.2 million in outstanding principal, as well as $5.5 million in accrued and unpaid interest under our Brazil equipment facility, and to fund the $100.0 million prepayment of our international equipment facility. The repayment of our Brazil equipment facility resulted in a $22.7 million gain. We plan to use the remaining net proceeds for general corporate purposes. For additional information, see Note 2 to our condensed consolidated financial statements.

None of the expenses or the net offering proceeds represented direct or indirect payments to our directors or officers or their associates, to persons owning ten percent or more of any class of our equity securities, to our affiliates or to others.

Item 6.     Exhibits and Reports on Form 8-K.

      (a) List of Exhibits.

Exhibit
Number	Exhibit Description

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

      (b) Reports on Form 8-K.

We filed the following reports on Form 8-K with the Securities and Exchange Commission during the three months ended September 30, 2003:

•	On July 30, 2003, we filed a Current Report on Form 8-K, dated July 30, 2003, reporting under Item 5 certain financial results and other data for the quarter ended June 30, 2003. In addition, the Form 8-K furnished, under Item 12, a press release covering these financial results and other data.

•	On August 7, 2003, we filed a Current Report on Form 8-K, dated August 7, 2003, reporting under Item 5 a reconciliation of certain financial information to measurements under accounting principles generally accepted in the United States.

•	On September 3, 2003, we filed a Current Report on Form 8-K, dated September 2, 2003, reporting under Item 5, and including as an exhibit a press release announcing, a proposed private offering of convertible notes.

•	On September 11, 2003, we filed a Current Report on Form 8-K, dated September 11, 2003, reporting under Item 5, and including as an exhibit a press release announcing, the pricing of our private offering of convertible notes.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ RICARDO L. ISRAELE

Ricardo L. Israele Vice President and Controller (Principal Accounting Officer)

Date: November 10, 2003

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a)
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350