Form 10-K
period 2003-12-31
NII HOLDINGS INC
filed 2004-03-12
CIK 1037016

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒    No  ☐

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $425,737,030

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☒    No  ☐

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on March 1, 2004

Common Stock, $0.001 par value per share	22,986,944

Documents Incorporated by Reference

         Portions of the registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

NII HOLDINGS, INC.

Item	Description	Page

PART I
1.	Business	2
2.	Properties	36
3.	Legal Proceedings	37
4.	Submission of Matters to a Vote of Security Holders	37
PART II
5.	Market for Registrant’s Common Equity and Related Stockholder Matters	39
6.	Selected Financial Data	41
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	47
7A.	Quantitative and Qualitative Disclosures About Market Risk	108
8.	Financial Statements and Supplementary Data	109
9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	109
9A.	Controls and Procedures	109
PART III
10.	Directors and Executive Officers of the Registrant	111
11.	Executive Compensation	111
12.	Security Ownership of Certain Beneficial Owners and Management	111
13.	Certain Relationships and Related Transactions	111
14.	Principal Accountant Fees and Services	111
PART IV
15.	Exhibits, Financial Statement Schedule and Reports on Form 8-K	112
Exhibit 3.2
Exhibit 4.3
Exhibit 4.5
Exhibit 10.1
Exhibit 10.3
Exhibit 10.12
Exhibit 10.19
Exhibit 10.21
Exhibit 10.22
Exhibit 10.24
Exhibit 10.25
Exhibit 10.26
Exhibit 12.1
Exhibit 14.1
Exhibit 21.1
Exhibit 23.1
Exhibit 23.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

NII HOLDINGS, INC.

PART I

Item 1. Business

A. Introduction

      Unless the context requires otherwise, “NII Holdings, Inc.,” “NII Holdings,” “we,” “our,” “us” and “the Company” refer to the combined businesses of NII Holdings, Inc. and its consolidated subsidiaries. NII Holdings, Inc., formerly known as Nextel International, Inc., was incorporated in Delaware in 2000.

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

      We maintain an internet website at www.nii.com. Stockholders of the Company and the public may access our periodic and current reports (including annual, quarterly and current reports on Form 10-K, Form 10-Q and Form 8-K, respectively, and any amendments to those reports) filed with or furnished to the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the “investor relations” section of our website. The information is provided by a third party link to the SEC’s online EDGAR database, is free of charge and may be reviewed, downloaded and printed from our website at any time.

      “Nextel,” “Nextel Direct Connect,” “Nextel Online” and “Nextel Worldwide” are trademarks or service marks of Nextel Communications, Inc. “Motorola,” “iDEN,” “i2000” and “i2000plus” are trademarks or service marks of Motorola, Inc.

B. Overview

      We provide digital wireless communication services targeted at meeting the needs of business customers located in selected Latin American markets. Our principal operations are in major business centers and related transportation corridors of Mexico, Brazil, Argentina and Peru. We also provide analog specialized mobile radio services in Chile.

      We use a transmission technology called integrated digital enhanced network, or iDEN, technology developed by Motorola, Inc. to provide our digital mobile services on 800 MHz spectrum holdings in all of our digital markets. This technology allows us to use our spectrum more efficiently and offer multiple digital wireless services integrated on one digital handset device. Our digital mobile networks support multiple digital wireless services, including:

•	digital mobile telephone service, including advanced calling features such as speakerphone, conference calling, voice-mail, call forwarding and additional line service;

•	Nextel Direct Connect service, which allows subscribers anywhere on our network in the same country to talk to each other instantly, on a “push-to-talk” basis, on a private one-to-one call or on a group call;

•	Internet services, mobile messaging services, e-mail and advanced Java enabled business applications, which are marketed as “Nextel Online” services; and

•	international roaming capabilities, which are marketed as “Nextel Worldwide.”

      Our operating companies have licenses in markets that cover about 163 million people. Our licenses are concentrated in the areas of the highest population and business activity in the countries in which we operate. We currently provide integrated digital mobile services in the three largest metropolitan areas in each of Mexico, Brazil and Argentina, in the largest city in Peru and in other cities in each country. As of

December 31, 2003, our operating companies had a total of about 1.46 million digital handsets in commercial service. For financial information about our segments, see Note 16 to our audited consolidated financial statements included at the end of this annual report on Form 10-K.

      The table below provides an overview of our total digital handsets in commercial service in the countries indicated as of December 31, 2003. For purposes of the table, digital handsets in commercial service represent all digital handsets in use by our customers on the digital mobile networks in each of the listed countries. System type indicates whether the local wireless communications system is based on an analog specialized mobile radio system or a digital enhanced specialized mobile radio system.

		Population	Digital Handsets in
		Covered by	Commercial
Country	System Type	Licenses	Service

		(in millions)	(in thousands)
Mexico	Analog/digital	44	658
Brazil	Analog/digital	70	384
Argentina	Digital	19	275
Peru	Analog/digital	15	147
Chile	Analog	15	—

Total		163	1,464

      We were organized in 1995 as a holding company for the operations of Nextel Communications, Inc. in selected international markets. In December 2001, we changed our name from Nextel International, Inc. to NII Holdings, Inc. On May 24, 2002, we and NII Holdings (Delaware), Inc., our wholly-owned subsidiary, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code, which we refer to as the Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware. None of our international operating companies filed for Chapter 11 reorganization. On October 28, 2002, the Bankruptcy Court confirmed our plan of reorganization and on November 12, 2002, we emerged from Chapter 11 proceedings.

     Recent Developments.

      Sale of Common Stock and Convertible Notes Issuance. In September 2003, we sold 2,000,000 shares of our common stock in a public offering at a sale price of $60.00 per share for net proceeds of $113.1 million and privately placed $180.0 million aggregate principal amount of 3.5% convertible notes due 2033 for net proceeds of $174.6 million. We used a portion of the net proceeds from the sale of common stock to pay $86.0 million in consideration for all of the $103.2 million in outstanding principal, as well as $5.5 million in accrued and unpaid interest, under our Brazil equipment facility, resulting in a $22.7 million gain. In addition, we used a portion of the net proceeds from the sale of common stock and the convertible notes issuance to fund a $100.0 million prepayment of our international equipment facility. For additional information, see Note 7 to our audited consolidated financial statements included at the end of this annual report on Form 10-K.

      The convertible notes are senior unsecured debt of the Company. The convertible notes bear interest at a rate of 3.5% per year, payable semi-annually in arrears and in cash on March 15 and September 15 of each year, beginning March 15, 2004, and will mature on September 15, 2033, when the entire principal balance of $180.0 million will be due. In addition, the noteholders have the right to require us to repurchase the notes on September 15 of 2010, 2013, 2018, 2023 and 2028 at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest. If a fundamental change or termination of trading, as defined, occurs prior to maturity, the noteholders have the right to require us to repurchase all or part of the notes at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest. The notes are convertible at the option of the holder into shares of our common stock at a conversion rate of 12.5 shares per $1,000 principal amount of notes, subject to adjustment, at any time prior to the close of business on the final maturity date under any of the following circumstances:

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

      Communication Towers Sale-Leaseback. During 2003, in connection with a sale-leaseback agreement we have with American Tower Corporation, our Mexican operating company sold 408 towers for total proceeds of $76.3 million and our Brazilian operating company sold 223 towers for total proceeds of $30.1 million. Subsequent to 2003, our Mexican operating company sold an additional 23 towers for total proceeds of $4.3 million and our Brazilian operating company sold an additional 15 towers for total proceeds of $2.0 million.

      As a result of provisions in the sale-leaseback agreement that provide for continuing involvement by us, we accounted for these tower sales as financing arrangements and therefore did not recognize gains from the sales. We have maintained the tower assets on our balance sheet and continue to depreciate them. We recognized the proceeds received as financing obligations that will be repaid through monthly rent payments over 15 years. Both the proceeds received and rent payments due are denominated in Mexican pesos for the Mexican transactions and in Brazilian reais for the Brazilian transactions. Rent payments are subject to local inflation adjustments. To the extent that American Tower leases these communication towers to third party companies, our base rent and ground rent related to the towers leased are reduced. We recognize ground rent payments as operating expenses in cost of service and tower base rent payments as interest expense and a reduction in the financing obligation using the effective interest method. In addition, we recognize co-location rent payments made by the third party lessees to American Tower as other operating revenues because we are maintaining the tower assets on our balance sheet.

      On January 1, 2004, we executed a binding term sheet with American Tower whereby both parties agreed to make certain amendments to the sale-leaseback agreement with respect to the construction and/or the acquisition by American Tower of any new towers to be constructed or purchased by our Mexican and our Brazilian operating companies. The most significant of such amendments provide for the elimination of minimum purchase and construction commitments; the establishment of new purchase commitments for the following four years, subject to certain collocation conditions; the extension for an additional four years, subject to certain conditions and limitations, of the right of American Tower to market for collocation existing and new towers; and the reduction of the monthly rent payments, as well as the purchase price, of any existing towers not previously purchased or identified for purchase and of any new sites built.

      Acquisition of Delta Comunicaciones Digitales. In August 2003, our Mexican operating company purchased all of the equity interests of Delta Comunicaciones Digitales S.A. de C.V., an analog trunking company, for a purchase price of $39.3 million, of which $37.4 million was paid through December 31, 2003 using cash on hand. We have preliminarily allocated the purchase price as follows: $35.8 million to licenses, $3.0 million to customer base, $0.2 million to current assets and $0.4 million to other non-current assets. In addition, our Mexican operating company assumed $0.1 million in current liabilities. The licenses acquired provide coverage in numerous areas of Mexico, including Mexico City, Queretaro and Leon, and are intended to help consolidate and expand our spectrum position in Mexico. We are amortizing the licenses acquired over 20 years. As the purchase price for this acquisition was allocated on a preliminary basis, further adjustments may be necessary; however, they are not expected to have a material impact on our financial position or results of operations.

      Mexican Telecommunications Tax. On December 31, 2001, the Mexican Congress created a new tax on the revenues of telecommunications companies, which Nextel Mexico has legally disputed. In November 2002, the Mexican tax authority confirmed that Nextel Mexico’s interconnection services were exempt from payment under the telecommunications tax. The tax authority also stated that, in its opinion, dispatch, paging and value added services were taxable services and had no applicable exceptions. Nextel Mexico continued to accrue and pay taxes related to these services.

      On December 31, 2002, the Mexican Congress amended the tax on the revenues of telecommunications companies. With respect to our interconnection services, based on guidance provided by our legal advisors, we believe such services are exempt from the 2003 telecommunications tax. Consequently, Nextel Mexico is not accruing taxes specifically related to revenue derived from such services. However, with respect to our dispatch, paging and value added services, Nextel Mexico initiated a legal proceeding to dispute the 2003 telecommunications tax. The guidance received from legal counsel in Mexico related to the expected outcome of the 2002 and 2003 disputes has been inconclusive.

      As part of the legal proceeding to dispute the 2003 telecommunications tax, on April 7, 2003 the Mexican Administrative District Court suspended our obligation to pay the tax until the case is definitively resolved. As a result, Nextel Mexico has not paid the tax, but has reserved the amounts corresponding to the tax on revenue derived from our dispatch, paging and value added services, in order to pay such amount if the court ultimately decides in favor of the government. On October 30, 2003, the President of Mexico issued a decree under which trunking service in Mexico, including the trunking services provided by Nextel Mexico, is exempt from the telecommunications tax on a prospective basis beginning November 1, 2003. We are continuing the legal proceedings with respect to taxes on dispatch paid from January 1, 2003 through October 31, 2003. As of December 31, 2003, accrued expenses and other includes $9.8 million of reserves related to this dispute. The final outcome and related timing of the resolution of this dispute is uncertain. As of January 1, 2004, the Mexican Congress repealed the telecommunications tax on a prospective basis.

      Income Taxes. As of December 31, 2002, we provided a full valuation reserve against primarily all of our net deferred tax assets as realization of the net deferred tax assets could not be sufficiently assured at that time.

      We assessed the realizability of the deferred tax assets throughout 2003. Our assessment considered the reversal of existing deferred tax asset temporary differences, projected future taxable income, tax planning strategies and historical and future book income adjusted for permanent book-to-tax differences. Given our limited operating history, post-reorganization, we limited the analysis of future projections to one year, 2004.

      As a result of this assessment, during the fourth quarter of 2003, we reversed $29.1 million, $8.3 million and $3.6 million of the deferred tax asset valuation allowance related to certain of our operations in Mexico, Argentina and Peru, respectively. This reversal resulted in a consolidated deferred tax benefit of $41.0 million for the year ended December 31, 2003. Subsequent to the reversal, the respective valuation allowance balances are $89.3 million in Mexico, $66.8 million in Argentina and $14.6 million in Peru.

      Realization of any additional deferred tax assets in Mexico, Argentina and Peru depends on continued future profitability in these markets. Our ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, the state of the telecommunications industry and other major markets, the resolution of political uncertainties, competitive pressures and other factors beyond management’s control. If our operations in Mexico, Argentina and Peru continue to demonstrate profitability, we may record additional tax benefits for these markets during 2004. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our foreign operating companies and in our U.S. companies throughout 2004 to determine the appropriate level of valuation reserves.

          Subsequent Events

      Convertible Notes Issuance. In January 2004, we privately placed $250.0 million aggregate principal amount of 2.875% convertible notes due 2034. In addition, we granted the initial purchaser an option to purchase up to an additional $50.0 million principal amount of notes, which the initial purchaser exercised in full in February 2004. As a result, we issued an additional $50.0 million aggregate principal amount of convertible notes, resulting in total net proceeds of $291.0 million.

      The convertible notes bear interest at a rate of 2.875% per year, payable semi-annually in arrears and in cash on February 1 and August 1 of each year, beginning August 1, 2004, and will mature on February 1, 2034, when the entire principal balance of $300.0 million will be due. In addition, the noteholders have the right to require us to repurchase the notes on February 1 of 2011, 2014, 2019, 2024 and 2029 at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest. The notes are convertible, at the option of the holder, into shares of our common stock at a conversion rate of 6.2610 shares per $1,000 principal amount of notes, subject to adjustment, prior to the close of business on the final maturity date under any of the following circumstances:

•	during any fiscal quarter commencing after March 31, 2004, if the closing sale price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

•	during the five business day period after any five consecutive trading day period in which the trading price per note for each day of this period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the notes subject to certain limitations;

•	if the notes have been called for redemption; or

•	upon the occurrence of specified corporate events.

      We have the option to satisfy the conversion of the notes in shares of our common stock or in cash.

      On or after February 7, 2011 we may redeem for cash some or all of the notes at a price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest.

      Partial Repayment of International Equipment Facility. In February 2004, in compliance with our international equipment facility credit agreement, we prepaid, at face value, $72.5 million of the $125.0 million in outstanding principal using proceeds received from the issuance of our 2.875% convertible notes.

      Stock Split. On February 26, 2004, we announced a 3-for-1 common stock split to be effected in the form of a stock dividend that will be paid on March 22, 2004 for holders of record on March 12, 2004.

      Tender Offer for 13.0% Senior Secured Discount Notes. On March 8, 2004, NII Holdings (Cayman), Ltd. (NII Cayman), one of our wholly-owned subsidiaries, retired substantially all of its $180.8 million aggregate principal amount 13.0% senior secured discount notes due 2009 through a cash tender offer, resulting in about a $79.2 million pre-tax loss. NII Cayman financed this tender offer with intercompany loans from NII Holdings and cash on hand. We used a portion of our proceeds from the issuance of our 2.875% convertible notes to fund these intercompany loans to NII Cayman.

C. Wireless Technology

      Currently, most mobile wireless communications services in our markets are either specialized mobile radio, cellular or personal communications services systems. Our operating companies offer analog specialized mobile radio or digital enhanced specialized mobile radio services, or a combination of both.

      Our digital mobile networks combine the advanced iDEN technology developed and designed by Motorola with a low-power, multi-site transmitter and receiver configuration that permits frequency reuse. iDEN is a hybrid technology employing a variant of the global system for mobile communications standard for the switching layer with a time division multiple access radio air interface. The design of our existing and proposed digital mobile networks currently is premised on dividing a service area into multiple sites. These sites have a typical coverage area ranging from less than one mile to thirty miles in radius, depending on the terrain and the power setting. Each site contains a low-power transmitter, receiver and control equipment referred to as the base station. The base station in each site is connected by microwave, fiber optic cable or telephone line to a computer controlled switching center. The switching center controls the automatic transfer of wireless calls from site to site as a subscriber travels, coordinates calls to and from a digital handset and connects wireless calls to the public switched telephone network. In the case of two-way radio, a piece of equipment called a dispatch application processor provides call setup, identifies the target radio and connects the subscriber initiating the call to other targeted subscribers. These two-way radio calls can be connected to one or several other subscribers and can be made without interconnecting to the public switched telephone network.

      Nortel Networks Corporation supplies the majority of the mobile telephone switches for our digital networks. As of December 31, 2003, our operating companies had 11 operational switches and about 2,515 transmitter and receiver sites constructed and in operation in our digital mobile networks.

      Currently, there are three principal digital technology formats used by providers of cellular telephone service or personal communications services:

•	time division multiple access digital transmission technology;

•	code division multiple access digital transmission technology; and

•	global system for mobile communications digital transmission technology.

      Although time division multiple access, code division multiple access and global system for mobile communications are digital transmission technologies that share basic characteristics and areas of contrast to analog transmission technology, they are not compatible or interchangeable with each other. Although Motorola’s proprietary iDEN technology is a hybrid of the time division multiple access technology format, it differs in a number of significant respects from the versions of this technology used by cellular and personal communications services providers.

      The implementation of a digital mobile network using iDEN technology significantly increases the capacity of our existing channels and permits us to utilize our current holdings of specialized mobile radio spectrum more efficiently. This increase in capacity is accomplished in two ways.

•	First, each channel on our digital mobile networks is capable of carrying up to six voice and/or control paths, by employing six-time slot time division multiple access digital technology. Alternatively, each channel is capable of carrying up to three voice and/or control paths, by employing three-time slot time division multiple access digital technology. Each voice transmission is converted into a stream of data bits that are compressed before being transmitted. This compression allows each of these voice or control paths to be transmitted on the same channel without causing interference. Upon receipt of the coded voice data bits, the digital handset decodes the voice signal. Using iDEN technology, our two-way radio dispatch service achieves about six times improvement over analog specialized mobile radio in channel utilization capacity. We also achieve about three times improvement over analog specialized mobile radio in channel utilization capacity for channels used for mobile telephone service.

•	Second, our digital mobile networks reuse each channel many times throughout the market area in a manner similar to that used in the cellular industry, further improving channel utilization capacity.

      Unlike other digital transmission technologies, iDEN can be deployed on non-contiguous frequency holdings. This benefits us because our 800 MHz channel holdings are, in large part, composed of non-

contiguous channels. Further, iDEN technology allows us to offer our multi-functional package of digital mobile services. While iDEN offers a number of advantages in relation to other technology platforms, unlike other wireless technologies, it is a proprietary technology that relies solely on the efforts of Motorola and any future licensees of this technology for further research, and for technology and product development and innovation. Motorola is also the sole source supplier of iDEN infrastructure and digital handsets. Our agreements with Motorola impose limitations and conditions on our ability to use other technologies. These agreements may delay or prevent us from employing new or different technologies that perform better or are available at a lower cost. Furthermore, iDEN technology is not as widely adopted in relation to other wireless technologies and currently has fewer subscribers on a worldwide basis.

D. Network Implementation, Design and Construction

      After obtaining necessary regulatory authorizations to develop and deploy our networks, we undertake a careful frequency planning and system design process. Our sites have been selected on the basis of their proximity to targeted customers, the ability to acquire and build the sites and frequency propagation characteristics. Site procurement efforts include obtaining leases and permits and, in many cases, zoning approvals. Once the requisite governmental approvals are obtained, the preparation of each site, including grounding, ventilation, air conditioning and construction, typically takes three months. We must also obtain all equipment necessary for the site. Equipment installation, testing and optimization generally take at least an additional four weeks. Any scheduled build-out or expansion may be delayed due to typical construction and other delays as well as the need to obtain additional financing.

E. Marketing

      Our operating companies market their wireless communications services primarily to businesses with mobile work forces and/or multiple locations, such as service companies, security firms, contractors and delivery services. Companies with mobile work forces often need to provide their personnel with the ability to communicate directly with one another. To meet the needs of these customers, we offer a package of services and features that combines multiple communications services in one digital handset. This package includes Nextel Direct Connect, which allows users to contact co-workers instantly on a “push-to-talk” basis, on a private one-to-one call or on a one-to-many group call. To further differentiate our service from that of our competitors, we offer Nextel Direct Connect in, among and throughout all areas covered by our digital wireless network in each country in which we operate. This feature allows our customers to avoid the long distance and roaming charges that our competitors may charge for inter-city communications. For a more detailed description of the marketing focus of each managed operating company, see the “Marketing” discussion for each of those operating companies under “— I. Operating Companies.”

F. Competition

      In the countries in which we operate, there are principally four other multinational providers of mobile wireless voice communications with whom we compete:

•	America Movil, which has the largest wireless market share in Mexico, operates in eight of Brazil’s ten cellular license areas, and recently purchased CTI, a wireless operator in Argentina;

•	Telefonica Moviles, which has wireless operations throughout Mexico, Argentina and Peru, and is a joint controlling shareholder of Vivo, the largest wireless operator in Brazil;

•	Telecom Italia Mobile, which has wireless operations covering most of Brazil and Peru, and is joint controlling shareholder of the wireless affiliate of Telecom Argentina; and

•	BellSouth, which has wireless operations in Argentina and Peru. Until early in 2003, BellSouth also was a joint controlling shareholder of wireless operations in two of Brazil’s cellular license areas. It recently exited from these operations.

      We also compete with regional or national providers of mobile wireless voice communications, such as Telemig Celular in Brazil, and Unefon and Iusacell in Mexico. Verizon and Vodafone were the joint controlling shareholders of Iusacell until July 2003, when Verizon and Vodafone sold their stakes in Iusacell to an affiliate of Grupo Salinas. Grupo Salinas is one of the two joint controlling shareholders of Unefon.

      In each of the markets where our operating companies operate, we compete with other communications services providers, based primarily on our differentiated wireless service offerings and products, principally our Direct Connect service. Our competitors include wireline telephone companies and other wireless communications companies. Many of our competitors are well-established companies with substantially greater financial and marketing resources, larger customer bases, better name recognition, bundled service offerings, larger spectrum positions and larger coverage areas than we have. Due to their larger customer bases, many of our competitors are able to spread their fixed operating expenses over a larger subscriber base.

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

      The Latin American wireless market is predominantly a pre-paid market, which means that customers pay in advance for a pre-determined number of minutes of use. However, our strategy focuses on the contract, or post-paid market, which generally offers higher average monthly revenue per subscriber unit and higher operating cash flow per subscriber. While we believe that the post-paid market continues to be growing, the market could become saturated as competition increases.

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

      The iDEN technology we deploy is not compatible with other wireless technologies such as digital cellular or personal communications services or with other iDEN networks not operating in the 800 MHz spectrum. Therefore, our customers will not be able to roam on non-GSM 900 MHz or non-iDEN 800 MHz cellular or personal communications services systems or any system for which we do not have a roaming agreement. Further, they will not be able to roam on GSM 900 MHz systems unless they elect to purchase dual-band handsets that are compatible with both iDEN 800 MHz and GSM 900 MHz. At present, the i2000 and i2000plus digital handsets developed by Motorola, which enable our customers to roam on other providers’ GSM 900 MHz cellular systems, are the only dual-band handsets that we expect will be available to our customers in the foreseeable future. Consequently, our customers will only be able to roam on specified systems, which may place us at a disadvantage relative to our competitors who do not have similar technological constraints or who have more roaming arrangements in place.

      We expect further competition as a result of the consolidation of the wireless communications industry and the development of new technologies, products and services. The wireless communications industry in Latin America has been experiencing significant consolidation over the past few years. Consolidation has and may continue to create additional large, well-capitalized competitors with substantial financial, technical, marketing and other resources. Some of our competitors are also creating joint ventures that will fund and construct a shared infrastructure that both carriers will use to provide advanced services. By using joint ventures, these competitors may lower their cost of providing advanced services to their customers. We also expect our digital mobile network business to face competition from other technologies and services developed and introduced in the future.

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

I. Operating Companies

     1. Mexico

      Operating Company Overview. We refer to the wholly owned Mexican operating company of NII Holdings, Inc., Comunicaciones Nextel de Mexico, S.A. de C.V., as Nextel Mexico. Several wholly owned subsidiaries of Nextel Mexico provide digital mobile services under the trade name “Nextel” in the following major business centers with populations in excess of 1 million and along related transportation corridors:

Digital

____________

Mexico City

Guadalajara
Puebla
Leon
Monterrey
Toluca
Tijuana

      Nextel Mexico is currently offering digital services in a number of smaller markets, including Queretaro, Celaya, Irapuato, Salamanca, Guanajuato, Nuevo Laredo, Cuernavaca, La Piedad, Tlaxcala, San Juan del Rio, Lagos de Moreno, Cuautla, Chilpancingo, Acapulco, Cordoba, Orizaba, Veracruz, Mexicali, Ensenada, Tecate and San Luis de Potosi. Nextel Mexico continues to offer analog services in several other markets.

      Nextel Mexico has licenses in markets covering more than 44 million people. As of December 31, 2003, Nextel Mexico provided service to about 657,800 digital handsets.

      Nextel Mexico is headquartered in Mexico City and has regional offices in Guadalajara, Monterrey, Tijuana, Toluca, Puebla, Queretaro, Leon, Nuevo Laredo, Cuernavaca, Acapulco, Irapuato, Veracruz, Cordoba, San Luis Potosí, Mexicali and Celaya. As of December 31, 2003, Nextel Mexico had about 1,805 employees.

      Marketing. Nextel Mexico offers its digital and analog services primarily to business customers, offering a broad range of services and pricing plans designed to meet their specific needs.

      Nextel Mexico offers integrated services, including access to public telephone networks, digital two-way radio and paging, Internet and value added services in its digital markets and analog two-way radio in its analog markets.

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

      Competition. Nextel Mexico’s digital mobile networks compete with cellular and personal communications services system operators in its market areas.

      The Mexican cellular and personal communications services market is divided into nine regions. The Secretary of Communications and Transportation of Mexico has issued 800 MHz cellular licenses in each region in the Cellular A-Band and the Cellular B-Band as well as 1900 MHz personal communications services licenses. In each region, Radiomovil Dipsa, S.A. de C.V., known as Telcel, and a subsidiary of America Movil, S.A. de C.V., in turn a subsidiary of Carso Global Telecom, S.A. de C.V., the holding company controlling Telefonos de Mexico, S.A. de C.V., known as Telmex, holds the Cellular B-Band concession and an additional personal communications services license. Iusacell, S.A. de C.V. holds the Cellular A-Band license in the greater Mexico City area and the regions covering most of the central and southern areas of Mexico, as well as personal communications services licenses in the four northernmost regions of Mexico. A controlling stake in Iusacell was recently acquired by Biper S.A., an affiliate of Grupo Salinas. Grupo Salinas is the joint controlling shareholder of Sistemas Profesionales de Comunicaciones, S.A. de C.V., referred to as Unefon, which holds personal communications services licenses throughout Mexico. Currently Unefon is providing services in Acapulco, Toluca, Leon, Mexico City, Monterrey, Saltillo, San Luis Potosi, Torreon, Cd. Juarez, Morelia and Guadalajara, among other cities. In the northern region of Mexico, cellular service is provided on the A-Band by operating companies owned by Telefonica S.A. Telefonica S.A. also owns a controlling interest in Pegaso PCS, S.A. de C.V., which has personal communications services licenses in all of Mexico. Telefonica S.A. is the second largest wireless operator in the country.

      As of December 31, 2003, Nextel Mexico provided service to about 2% of the total digital handsets in commercial service in Mexico.

      We believe that the most important factors upon which Nextel Mexico competes are superior customer service, high quality networks, brand recognition, and its differentiated services, primarily our Direct Connect service, which is available throughout all areas where Nextel Mexico provides digital service. While its competition generally targets the prepaid market, Nextel Mexico primarily targets businesses, and all of its subscribers are on postpaid contracts.

      Regulatory and Legal Overview. The Secretary of Communications and Transportation of Mexico regulates the telecommunications industry in Mexico. The Mexican Telecommunications Commission oversees specific aspects of the telecommunications industry on behalf of the Secretary of Communications and Transportation.

      The Mexican Federal Telecommunications Law requires that all telecommunications concessions, except those for cellular telephony, must be owned by Mexican individuals or entities that do not have more than 49% of their voting equity interest owned by foreign entities. Although the foreign ownership limitation existed before the enactment of the Mexican Federal Telecommunications Law for specific types of telecommunications licenses, the Mexican Foreign Investment Law, effective as of December 28, 1993, deleted the reference to this rule. It also allowed up to a 100% foreign ownership participation in entities involved in specialized mobile radio services. Due to this change, the foreign participation in Nextel Mexico and its subsidiaries was increased to become a majority foreign-owned corporation. However, the Mexican Federal Telecommunications Law enacted on June 8, 1995, reinstituted the former 49% foreign ownership limitation. This did not affect Nextel Mexico and its subsidiaries because they became majority foreign owned companies during the time that this level of ownership was legally permitted. For this reason, in May 1996, Nextel Mexico and its subsidiaries applied for and obtained a modification of their then-owned licenses. These modifications deleted, among other things, all conditions that related to the 49% foreign ownership limitation. As a result, all of the licenses in which Nextel Mexico had an interest as of January 1, 2000, except for one license covering 10 channels along a major highway from Mexico City to Guadalajara, are not subject to the foreign ownership limitation. To comply with the 49% foreign ownership limitation, all of the licenses acquired by Nextel Mexico after January 1, 2000 are held through a neutral stock corporation, Inversiones Nextel de Mexico, in which Nextel Mexico has about 99% of the economic interest but only 49% of the voting interest. All of the interests in Inversiones Nextel de Mexico, however, are subject to a voting trust agreement between Nextel Mexico and the other shareholders, as well as a shareholders’ agreement under which Nextel Mexico has limited corporate governance rights. The terms of these agreements are described below under “— Corporate Governance.”

      The Mexican Federal Telecommunications Law provides for obligatory interconnection between all telecommunication networks under reciprocal terms and conditions when the services exchanged between the related parties are of the same kind. Notwithstanding the foregoing, some telecommunications companies have had difficulty obtaining interconnection services under reciprocal terms and conditions from other telephone operators. Because Nextel Mexico operates under Specialized Mobile Radio licenses, it is not deemed to be a telephone operator. As a result, it is unclear whether Nextel Mexico is entitled to reciprocal interconnection terms and conditions with wireline and wireless public telephone networks. For greater assurance, Nextel Mexico executed commercial agreements with other local, point to point and long distance carriers such as Alestra, Avantel, Axtel and Telmex that provide interconnection between Nextel Mexico’s networks and the public switched telephone network.

      As of December 31, 2003, Nextel Mexico’s license-holding subsidiaries had filed with the Secretary of Communications and Transportation requests for renewal of 15 concessions. Although we do not foresee any problems with the renewal applications, there is no guarantee that such renewals will be granted.

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

      Corporate Governance. To comply with the restrictions on foreign ownership interests under Mexican law, Inversiones Nextel de Mexico holds the licenses and telecommunications assets acquired since 2000. Inversiones Nextel de Mexico is authorized to issue two classes of stock: (1) common voting stock, no more than 49% of which can be held directly or indirectly by foreign investors, and (2) “neutral” or preferred stock, which has only limited voting rights, but with respect to which foreign ownership is not limited. Nextel Mexico owns 49% of the common stock and all of the neutral stock of Inversiones Nextel de Mexico, giving Nextel Mexico about 99% of the economic interest but only 49% of the voting interest in Inversiones Nextel de Mexico. The remaining 51% of the voting interest and 1% of the economic interest are owned by three Mexican nationals.

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

      Telecom Tax of 2002. On December 31, 2001, the Mexican Congress imposed a new tax on the revenues generated by telecommunications companies on some of their services. Nextel Mexico, along with several other telecommunications companies in Mexico, is currently disputing this tax. The guidance received from legal counsel in Mexico related to the expected outcome of this dispute has been inconclusive. In order to minimize potential penalties and interest upon resolution of this dispute, Nextel Mexico chose to remit to the tax authorities the new tax on some components of revenue for which it anticipated an unfavorable resolution, and withhold payment on other components believed to have a greater likelihood of a favorable resolution. In November 2002, the Mexican tax authority confirmed that Nextel Mexico’s access to the public telephone network services was exempt from payment of the telecommunications tax. The tax authority also stated that, in its opinion, dispatch, paging and value added services were taxable services and had no applicable exceptions. Nextel Mexico is no longer accruing taxes specifically related to access to the public telephone network services. However, because the Mexican tax authority did not exempt other telecommunications services, such as dispatch, paging and value added services, Nextel Mexico continued to accrue and pay taxes related to these services through December 31, 2002 while disputing this tax in court. The final outcome and related timing of the resolution of this dispute is uncertain.

      Telecom Tax of 2003. On December 31, 2002, the Mexican Congress amended the Telecom Tax of 2002, which taxes the revenues of telecommunications companies. With respect to our interconnect services, based on guidance provided by our legal advisors, we believe such services are exempt from the 2003 telecommunications tax. Consequently, Nextel Mexico is not accruing taxes specifically related to revenue derived from such services. Nextel Mexico initiated a legal proceeding to dispute the 2003 telecommunications tax with respect to our dispatch, paging and value added services. The guidance received from legal counsel in Mexico related to the expected outcome of this dispute has been inconclusive.

      As part of the legal proceeding to dispute the 2003 telecommunications tax, on April 7, 2003, the Mexican Administrative District Court suspended Nextel Mexico’s obligation to pay the tax until the case is definitively resolved. As a result, Nextel Mexico has not paid the tax, but has reserved the amounts corresponding to the tax on revenue derived from dispatch, paging and value added services, in the event the court ultimately decides in favor of the government. On October 30, 2003, the President of Mexico issued a decree under which dispatch service in Mexico, including the dispatch services provided by Nextel Mexico, is exempt from the telecommunications tax on a prospective basis beginning November 1, 2003. However, paging and value-added services provided by Nextel Mexico are still subject to the telecommunications tax. We are continuing the legal proceedings with respect to these services and taxes on dispatch services paid from January 1, 2003 through October 31, 2003. The final outcome and related timing of the resolution of this dispute is uncertain. As of January 1, 2004, the Mexican Congress repealed the telecommunications tax on a prospective basis.

     2. Brazil

      Operating Company Overview. We refer to our wholly owned Brazilian operating company Nextel Telecomunicacoes Ltda., as Nextel Brazil. Nextel Brazil provides analog and digital mobile services under the tradename “Nextel” in the following major business centers with populations in excess of 1 million and along related transportation corridors, as well as in a number of smaller markets:

Digital	Analog

Rio de Janeiro	Salvador
Sao Paulo	Recife
Curitiba	Fortaleza
Brasilia	Porto Alegre
Belo Horizonte
Campinas
Sao Jose dos Campos

      Nextel Brazil has licenses in markets covering about 70 million people. As of December 31, 2003, Nextel Brazil provided service to about 384,500 digital handsets.

      Nextel Brazil’s operations are headquartered in Sao Paulo, with branch offices in Rio de Janeiro and other cities. As of December 31, 2003, Nextel Brazil had about 980 employees.

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

      Competition. Nextel Brazil competes with other analog specialized mobile radio and cellular and personal communications services providers. The largest competitors are Vivo (a joint venture of Telefonica S.A. and Portugal Telecom S.A.) which has the largest market share in the Sao Paulo Metropolitan Area and Rio de Janeiro and controls Telesp Celular S.A., as well as several other regional operators: Telecom Americas, who owns BCP, S.A. and who is controlled by America Movil; Telecom Italia Mobile; and TNL PCS S.A. (a personal communications services operating subsidiary of Telemar Norte Leste S.A., Brazil’s largest wireline incumbent, and which markets under the brand name “Oi”). Nextel Brazil also competes with other regional cellular and wireless operators including Telemig Celular S.A.

      As of December 31, 2003, Nextel Brazil provided service to about 1% of the total digital handsets in commercial service in Brazil.

      We believe that the most important factors upon which Nextel Brazil competes are brand recognition, and its differentiated services, primarily our Direct Connect service, which is available throughout all areas where Nextel Brazil provides digital service. While its competition generally targets the prepaid market, Nextel Brazil primarily targets businesses with mobile workforces and governmental agencies, and nearly all of its subscribers are on postpaid contracts.

      Regulatory and Legal Overview. On April 27, 2000, Brazil’s telecommunications regulatory agency, Agencia Nacional de Telecomunicacoes, known as Anatel, approved new rules relating to specialized mobile radio services in Brazil. These regulations were supplemented on September 26, 2001 with regulations relating to areas of authorization and on October 17, 2001, with regulations regarding a calling party pays program. As a result, Brazil began opening its markets to wider competition in the mobile wireless communications segment where we operate. The former regulations imposed various restrictions that significantly limited the ability of Nextel Brazil to provide digital mobile services to all potential customer groups.

      Among others, the regulations now permit affiliated companies to hold more than one license in the same service area. However, specialized mobile radio licensees and their affiliates are still limited to a maximum holding of 10 MHz of spectrum in the same service area. Anatel may lift the spectrum restriction from 10 MHz up to 15 MHz in localities where the need for more spectrum is duly justified. In the case of Sao Paulo and Rio de Janeiro, major cities in Brazil, Anatel has already acknowledged in writing that Nextel Brazil may increase its spectrum up to 15 MHz. The regulations approved by Anatel on September 26, 2001 provide specifically for specialized mobile radio companies to request extension of their current coverage areas.

      Although we believe that the regulations give us significantly greater flexibility to provide digital mobile services, we are still required to provide two-way radio as a basic service before we can provide any other service. For example, we cannot offer interconnection to the public telephone system without providing dispatch services.

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

      Foreign Currency Controls and Dividends. The purchase and sale of foreign currency in Brazil is subject to governmental control. There are two foreign exchange markets in Brazil that are subject to regulation by the Central Bank of Brazil. The first is the commercial/financial floating exchange rate market. This market is reserved generally for trade-related transactions such as import and export, registered foreign currency investments in Brazil, and other specific transactions involving remittances abroad. The second foreign exchange market is the tourism floating exchange rate market. The commercial/financial exchange rate market is restricted to transactions that require prior approval of the Brazilian monetary authorities. Both markets operate at floating rates freely negotiated between the parties. The purchase of currency for repatriation of capital invested in Brazil and for payment of dividends to foreign stockholders of Brazilian companies is made in the commercial/financial floating exchange rate market. Purchases for these purposes may only be made if the original investment of foreign capital and capital increases were registered with the Central Bank of Brazil. There are no significant restrictions on the repatriation of registered share capital and remittance of dividends.

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

     3. Argentina

      Operating Company Overview. We refer to our wholly owned Argentine operating company Nextel Communications Argentina S.A. (formerly, Nextel Argentina S.R.L.), as Nextel Argentina. Nextel Argentina provides digital mobile services under the tradename “Nextel” in the following major business centers with populations in excess of 1 million and along related transportation corridors, as well as in a number of smaller markets:

Digital

______________

Buenos Aires

Cordoba
Rosario
Mendoza

      Nextel Argentina has licenses in markets covering about 19 million people. As of December 31, 2003, Nextel Argentina provided service to about 274,700 digital handsets.

      Nextel Argentina is headquartered in Buenos Aires and has regional offices in Mar del Plata, Rosario, Mendoza and Cordoba, and seven branches in Buenos Aires. As of December 31, 2003, Nextel Argentina had about 705 employees.

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

      Competition. Nextel Argentina’s major competitors among the other specialized mobile radio providers, as measured by the number of subscribers, are Movilink, which is owned by CRM S.A., a joint venture that includes BellSouth Corporation and BGH S.A., and Unifon Team, which is owned by Telefonica de Argentina S.A. Movicom/ Movilink holds channels in Buenos Aires and in each of Argentina’s three other major cities. In addition to operating various analog networks, Movilink also operates an iDEN based digital mobile system with a “push-to-talk” feature in Buenos Aires, Cordoba, Mendoza and Rosario. Unifon Team operates analog networks in Buenos Aires and other major cities.

      There are four cellular service providers in Argentina with which Nextel Argentina also competes: Movicom which is owned by CRM S.A., a joint venture that includes BellSouth Corporation and BGH S.A., Unifon which is owned by Telefonica de Argentina S.A., Compania de Telefonos del Interior S.A. (CTI), and Telecom Personal S.A., which is owned by Telecom Argentina S.A. America Movil S.A. de C.V. purchased a controlling stake in CTI. CTI was previously controlled by Verizon Communications. All of these companies or their subsidiaries also hold personal communications services licenses that were auctioned off by the Argentine government in 1999. The cellular and personal communication services licenses each cover only a specific geographic area, but together the licenses provide each company with national coverage. In addition, these competitors operate in our primary markets in Argentina. The grant of personal communication services licenses did not result in the entry of new competitors to the market because the licenses were awarded only to the existing providers of cellular telephone services. The licenses and associated frequencies provide existing cellular companies with increased spectrum capabilities and the ability to launch a new range of wireless products. The four holders of cellular and personal communication services licenses also hold wireline local and long distance telephone licenses.

      As of December 31, 2003, Nextel Argentina provided service to about 4% of the total digital handsets in commercial service in Argentina.

      We believe that the most important factors upon which Nextel Argentina competes are superior customer service, high quality networks, brand recognition, and its differentiated services, primarily our Direct Connect service, which is available throughout all areas where Nextel Argentina provides digital service. While its competition generally targets the prepaid market, Nextel Argentina primarily targets businesses with mobile workforces, and nearly all of its subscribers are on post-paid contracts.

      New regulations aimed at opening the Argentine market to wider competition went into effect in November 2000. As a result, a number of new companies have applied for licenses to offer a variety of services, some of which have already started operations.

      Purchase Acquisition. In September 2003, Nextel Argentina executed an agreement with Unifon, the cellular operator belonging to Telefonica de Argentina S.A., to acquire the equity interests of Radio Movil Digital Argentina S.A., which is the trunking business unit of Unifon. The acquisition, for a purchase price of $13.0 million, is subject to the prior approval of the Argentine telecommunications and antitrust bodies. In connection with this acquisition, our Argentine operating company expects to obtain 650 channels of additional spectrum that will help to consolidate and expand our spectrum position in Argentina.

      Regulatory and Legal Overview. The Comision Nacional de Comunicaciones, referred to as the Argentina CNC, the Secretary of Communications of Argentina, and the Ministry of Federal Planning, Public Investments and Services are the Argentine telecommunications authorities responsible for the administration and regulation of the specialized mobile radio industry.

      Specialized mobile radio licenses have an indefinite term but are subject to revocation for violation of applicable regulatory rules. Analog and digital mobile service must begin within 180 days after receipt of channel assignment. Failure to meet service or loading requirements can result in revocation of the channel authorizations. The Argentina CNC will revoke specialized mobile radio licenses upon the occurrence of a third breach by the licensee of service requirements. Specialized mobile radio licenses and channel authorizations also may be revoked for violation of other regulatory authority rules and regulations. Nextel Argentina believes it has satisfied all of its loading requirements. Argentina does not impose any limitation on foreign ownership of specialized mobile radio licenses.

      Specialized mobile radio providers are assured interconnection with the public switched telephone network according to the terms under which the channels were awarded, as well as under other applicable laws. Furthermore, interconnection with the public switched telephone network must be on a nondiscriminatory basis. Nextel Argentina provides interconnect services to its subscribers under interconnection agreements with Telefonica de Argentina S.A. and Telecom Argentina S.A., as well as other smaller local carriers. In May 1999, the Argentina CNC authorized Nextel Argentina to implement a calling party pays program with the fixed line carriers with whom it interconnects, which it has since implemented.

      The tariffs for the specialized mobile radio are freely fixed by the providers. Charges for calling party pays calls originating in fixed lines depend on a reference price set periodically by the Ministry.

      In September 2000, Argentina’s president signed a decree that put into effect new telecommunications regulations. The purpose of the regulations is to guarantee the complete deregulation and free competition of the telecommunications industry in Argentina. The rules cover the following:

•	Licenses of telecommunications services. The new regulations establish a single license system that allows the license holder to offer any and all types of telecommunications services. The licensee is free to choose the geographic area, technology, infrastructure and architecture through which its services will be provided. However, each specific service to be offered must be separately registered with the Secretary. Holders of existing telecommunications licenses, including holders of cellular, personal communications services and specialized mobile radio licenses, are automatically deemed to have a universal license under the new regulatory scheme, and all services currently offered which had been previously approved by the regulatory authorities are treated as having been registered. However, to the extent an existing license holder wishes to offer a new service, the new service must be registered. In addition, existing license holders who acquired spectrum under a public bid or auction must continue to abide by the original terms and conditions under which the spectrum was granted.

      The regulations do not impose any minimum investment, loading or other requirements on holders. However, some requirements do apply to the launch of a new service, such as a requirement to launch the service within 18 months from the date of its registration. The grant of a license is independent of the resources required to provide a service and specifically does not include the right to the use of spectrum.

•	Network interconnection. The general principles of the interconnection regulations are:

•	freedom of negotiation and agreement between the parties with respect to prices charged for interconnection, although the regulations include guidelines which are generally followed in practice and which can be imposed by the Secretary in the event of a dispute between parties;

•	mandatory provision of interconnection with other carriers so long as interconnection is technically feasible;

• non-discrimination;

• reciprocal compensation; and

•	maintenance of an open architecture to avoid conditions that would restrict the efficiency of interconnected operators.

      All interconnection agreements entered into must be registered with the Argentina CNC. Additional requirements are imposed on all dominant carriers to ensure that the Argentine telecommunications market is open to competition. The referential prices included in the new regulations for various interconnection services, such as local termination and transit fees, represent a reduction of more than 50% of the prices in effect prior thereto.

•	Universal service. The regulations establish a tax equal to 1% of service revenue minus applicable taxes and specified related costs. The license holder can choose either to pay the resulting amount into a fund for universal service development or participate directly in offering services to specific geographical areas under an annual plan designed by the federal government, which is known as a pay or play system. Although regulations state that this tax would be applicable beginning January 1, 2001, the regulatory authorities have not taken the necessary actions to implement the tax.

•	Administration of spectrum. The regulations contain only general principles and guidelines with respect to the authorization of new spectrum and frequencies. To ensure the efficient and effective use of spectrum, the Secretary is empowered to partially or totally revoke awarded spectrum if it is not used, or if it is not used in accordance with the terms and conditions under which it was granted. In addition, until September 2004, the government may impose obligations on a spectrum holder in order to provide a service for which other spectrum holders were required to pay a price or had other obligations to provide the service.

      In July 2001, the Secretary of Communications issued Resolution No. 235/01 establishing the rules under which new spectrum is awarded. New spectrum authorizations expire in 10 years. In April and October of each year, authorizations to operate channels are granted directly or by auction, depending on the number of available channels existing in each city. Nextel Argentina recently participated in an auction to acquire new channels and as a result has been awarded a total of 685 channels distributed among various provinces.

      Licenses and spectrum authorizations may not be transferred nor assigned, in whole or in part, without prior written approval of regulatory authorities. Prior authorization is also required upon a change of control as a result of the transfer of the licensee’s capital stock.

      Foreign Currency Controls and Dividends. On January 6, 2002, the Argentine Emergency Law No. 25,561 became effective and formally declared a public emergency in economic, administrative, financial and exchange control matters. The law empowered the Federal Executive Power to regulate those areas until December 10, 2003, subject to overview by the National Congress. The Emergency Law amended several provisions of the 1991 Convertibility Law No. 23,928, the most significant of which was to repeal the exchange rate of one Argentine peso to one U.S. dollar. Moreover, the Emergency Law granted the Federal Executive Power the authority to implement a system to determine the exchange rate between the Argentine peso and foreign currencies. Pursuant to law No. 25,280, passed on November 19, 2003, the effectiveness of the Argentine Emergency Law was extended until December 31, 2004.

      On January 9, 2002, the Argentine government enacted Decree 71/2002, which created an official exchange market and a free (floating) exchange market. Purchases and sales of U.S. dollars by the Argentine Central Bank, for specified transactions, were to be carried out in the official exchange market at an exchange rate of 1.40 Argentine pesos to each U.S. dollar. All other transactions were to be carried out in the free exchange market. Decree No. 260/2002, effective February 8, 2002, withdrew this double exchange market regime and replaced it with a single free exchange system.

      On February 3, 2002, the Federal Executive Power issued Decree No. 214/2002, which reorganized Argentina’s financial system and converted the economy into Argentine pesos. All obligations to pay, of whatever origin, connected or not with the financial system, were converted into pesos at the exchange rate of one peso to one U.S. dollar. Moreover, deposits within the financial system were converted into pesos at the exchange rate of 1.40 Argentine peso to one U.S. dollar. These obligations are subject to restatement.

      Under the new law, contracts can provide for payment in foreign currency. However, due to an anti-evasion law, which requires all amounts over $1,000 to be paid by check, credit card, deposit or banking transfer, the legal possibility of entering into contracts in U.S. dollars remains, but the economic reality is that this would only serve to determine the amount of Argentine pesos that must be paid on the basis of the free exchange rate.

      On March 5, 2003, the Argentine Supreme Court ruled that the conversion of deposits from U.S. dollars to Argentine pesos, in accordance with Decree No. 214/2002, was unconstitutional. The ruling applies only to the case, but sets a precedent for future cases.

      Pursuant to Decree No. 260/2002, the Argentine Central Bank has issued several communications that regulate and in certain cases restrict the transfer of funds abroad, including those for the purposes of repayment of principal and interest, dividend payments and repatriation of capital. In addition, it has issued instructions that must be complied with in order to make any repayment of principal or interest to foreign creditors.

      According to Argentine Central Bank regulations, payments of profits and dividends abroad may be carried out as long as they correspond to financial statements certified by external auditors. Moreover, repatriations of capital are not freely allowed since they are restricted by the $5,000 limit on the monthly purchases of foreign currency that may be done by non-Argentine residents without the Argentine Central Bank’s prior authorization.

      Dividends. Under applicable Argentine corporate law, a company may pay dividends only from liquid and realized profits as shown on the company’s financial statements prepared in accordance with Argentine generally accepted accounting principles. Of those profits, 5% must be set aside until a reserve of 20% of the company’s capital stock has been established. Subject to these requirements, the balance of profits may be declared as dividends and paid in cash upon a majority vote of the stockholders. Under current law, dividend payments are not subject to withholding tax, except when the dividend payments are the result of profits paid out in excess of the profits computed for income tax purposes for the financial year preceding the date of the distribution of such dividends. If paid in this manner, a 35% withholding tax applies on the amount of the surplus. Interest payments are subject to withholding taxes ranging from 15.05% to 35% unless tax treaty benefits apply.

     4. Peru

      Operating Company Overview. We refer to our wholly owned Peruvian operating company Nextel del Peru, S.A., as Nextel Peru. Nextel Peru provides digital mobile services under the tradename “Nextel” in the following major business centers with a population in excess of 1 million and along related transportation corridors:

Digital

____________________________

Department of Lima

Department of Ancash
Department of La Libertad
Department of Lambayeque
Department of Ica

      Nextel Peru operates some parallel analog and digital mobile networks in the metropolitan areas of Lima. It also operates an analog network in the metropolitan area of Arequipa. Nextel Peru launched digital mobile service in the greater Lima area in June 1999, and extended this service to the entire Department of Lima by March 2000 and to the Departments of Ica, Ancash and La Libertad by July 2001. In September 2000, Nextel Peru began offering analog services in the major business centers of Arequipa and Lima. In addition, in January 2003, Nextel Peru launched service in the Department of Lambayeque.

      Nextel Peru has licenses in markets covering about 15 million people. As of December 31, 2003, Nextel Peru provided service to about 147,000 digital handsets.

      Nextel Peru is headquartered in Lima. As of December 31, 2003, Nextel Peru had about 480 employees.

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

      Competition. Nextel Peru competes with all other providers of mobile services in Peru, including cellular operators BellSouth Peru S.A., a BellSouth subsidiary, and Telefonica Moviles S.A.C., a subsidiary of Spain’s Telefonica, and personal communications services provider TIM Peru S.A.C., a subsidiary of Italy’s Telecom Italia Mobile. Telefonica Moviles S.A.C. provides nationwide coverage and operates under the brand name “MoviStar.” BellSouth Peru S.A. offers cellular service in the greater Lima area and 13 other major cities and has nationwide roaming agreements with Telefonica Moviles S.A.C. TIM Peru S.A.C. also provides nationwide coverage.

      As of December 31, 2003, Nextel Peru provided service to about 5% of the total digital handsets in commercial service in Peru and 23% of the total post-paid market. As of December 31, 2003, and according to official sources, the total post-paid market accounts for 23% of total digital handsets in service in Peru, while 77% of the total are pre-paid.

      We believe that the most important factors upon which Nextel Peru competes are superior customer service, high quality networks, brand recognition, and its differentiated services, primarily our Direct Connect service, which is available throughout all areas where Nextel Peru provides digital service. While its competition generally targets the prepaid market, Nextel Peru primarily targets mobile workforces, including large and mid-size corporations and their respective business networks, and nearly all of its subscribers are on post-paid contracts.

      Regulatory and Legal Overview. The Organismo Supervisor de Inversion Privada en Telecomunicaciones of Peru, known as OSIPTEL, and the Ministry of Transportation and Communications of Peru, referred to as the Peruvian Ministry of Communications, regulate the telecommunications industry in Peru. OSIPTEL oversees private investments and competition in the telecommunications industry. The Peruvian Ministry of Communications grants telecommunications licenses and issues regulations governing the telecommunications industry. In 1991, the Peruvian government began to deregulate the telecommunications industry to promote free and open competition. The Telecommunications Law of Peru, the general regulations under that law and the regulations issued by OSIPTEL govern the operation of specialized mobile radio services in Peru, which is considered a public mobile service, in the same category as cellular and personal communications services operators.

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

      Under the general regulations of Peru’s telecommunications law, all public telecommunications service providers have the right to interconnect to the networks of other providers of public telecommunications services. Furthermore, interconnection with these networks must be on an equal and nondiscriminatory basis. The terms and conditions of interconnection agreements must be negotiated in good faith between the parties in accordance with the interconnect regulations and procedures issued by OSIPTEL. In February 1999, Nextel Peru executed an interconnection agreement with Telefonica del Peru S.A.A., which was approved by OSIPTEL and became effective in June 1999, to interconnect with Telefonica del Peru S.A.A.’s public switched telephone network, as well as to its cellular and long distance networks. In August 1999, Nextel Peru executed an agreement to interconnect to the cellular network of BellSouth Peru S.A., which was approved by OSIPTEL and became effective in September 1999. Beginning in April 2000, the interconnection agreement between Telefonica del Peru S.A.A. and Nextel Peru was amended to offer a calling party pays program to fixed line users of Telefonica del Peru S.A.A. Nextel Peru is presently interconnected with all major telecommunications operators in Peru, including a calling party pays program with AT&T Peru S.A.’s fixed telephony service and TIM Peru S.A.C.’s personal communications service. Peru imposes no limitation on foreign ownership of specialized mobile radio or paging licenses or licensees.

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

      Dividends paid by Nextel Peru to its U.S. stockholders are subject to an income tax withholding of 4.1%. However, stocks of investors under legal stability agreements are not subject to this withholding tax. Interest paid by Nextel Peru to U.S. residents is subject to a 30% withholding tax, unless they qualify for a reduced rate of 4.99%.

     5. Chile

      Operating Companies Overview. We own 100% of the equity interests in two analog companies in Chile, Centennial Cayman Corp. Chile S.A. and Multikom S.A. These operating companies provide analog services in the following major business centers with populations in excess of 1 million and along related transportation corridors:

Analog

_________

Santiago

      Our Chilean companies have licenses in markets covering about 15 million people. As of December 31, 2003, these companies in Chile provided services to about 4,200 analog handsets.

      These companies are headquartered in Santiago de Chile. As of December 31, 2003, these companies had about 35 employees.

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

      Competition. Presently, there are no providers of digital specialized mobile radio services in Chile. Competitors in the analog specialized mobile radio business in Chile are Gallyas S.A., Mobilink S.A. and Sharfstein, S.A.

      There are also five mobile telephone service providers authorized to operate throughout Chile, all five of which are in the personal communications services 1,900 MHz band and two of which are also in the cellular 800 MHz band. These mobile telephone service providers are Entel PCS Telecomunicaciones S.A., a personal communications services concessionaire controlled by Entel Chile, a Chilean corporation controlled in turn by Stet-Telecom Italia; Entel Telefonia Movil S.A., another personal communications services concessionaire controlled by Entel Chile; Smartcom PCS, a personal communications services concessionaire controlled by Endesa Espana; Telefonica Movil de Chile S.A., a corporation controlled by Telefonica of Spain; and BellSouth Comunicaciones S.A., a personal communications services concessionaire controlled by BellSouth Corporation.

      Regulatory and Legal Overview. The main regulatory agency of the Chilean telecommunication sector is the Ministry of Transportation and Telecommunications, which we refer to as the Ministry, which acts primarily through the Undersecretary of Telecommunications, which we refer to as the Undersecretary. The application, control and interpretation of the provisions of the General Telecommunications Law and other applicable regulations is, subject to review by the courts and the Court for the Protection of Freedom of Competition, the responsibility of the Ministry which, for these purposes, acts through the Undersecretary.

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

      In Chile, concessionaires of public telecommunications services and concessionaires of intermediate services of telecommunications that render long distance telephonic services are required to establish and accept interconnections with each other. These interconnections permit subscribers and users of public telecommunications services of the same type to be interconnected with each other inside or outside Chile. Telecommunications services of the same type are those which are technically compatible with each other. The Undersecretary determines which telecommunications services are technically compatible. The interconnection must be performed according to the technical rules, procedures and terms established by the Undersecretary. The Undersecretary has issued regulations relating to the interconnection of public telephone networks with other public telecommunications services of the same type. On January 31, 2001, the Undersecretary published a new technical rule related to the provision of digital specialized mobile radio services. However, under these regulations, even if services are determined to be of the same type, providers of public telecommunications services may not interconnect with the public telephone networks unless the concessions held by these other providers expressly authorize interconnection, which in many cases, including ours, will require an amendment to the concession.

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

      In order to provide digital specialized mobile radio services in Chile, incorporate digital technology to the networks of our Chilean operating companies, and obtain the corresponding authorization to interconnect such networks to the public switch telephone network, our Chilean operating companies have filed for the amendment of a group of specialized mobile radio concessions totaling 130 channels according to the procedures established in the General Telecommunications Law. In accordance with these procedures, third parties have exercised the right to file oppositions against the corresponding concession’s amendment applications. The Ministry rejected all such oppositions and has granted us a temporary building permit. The temporary permit has allowed us to begin the digitalization of 130 channels, to continue with the deployment of our network and to interconnect our networks to the public switch telephone network until a decree amending the concessions has been issued and published in the official Gazette. Appeals of the Ministry’s resolution rejecting the oppositions were filed before the court of appeals of Santiago and later on before the Supreme Court, being rejected at both stages. The issuance of decrees amending the concessions is currently in process.

      Once the new decrees that amend our analog concessions authorizing us to offer digital service are issued and published in the Official Gazette, we will have a period of 14 to 28 months to build the network. If the network is not built within this timeframe and we cannot obtain an extension, we may lose the authorization to install, operate and render digital service in Santiago and Valparaíso.

      On November 21, 2002, the 29th Civil Court of Santiago issued two judgments declaring 150 channels in Santiago acquired from Centennial and Motorola void pursuant to a claim by the competition that these channels were not awarded through public auction. We appealed these judgments on December 3, 2002, and even though we believe it to be without merit, we cannot be sure of the impact a final negative decision will have on our operations. These 150 channels are not part of the 130 channels that are in the process of being digitalized under the temporary building permit granted by the Undersecretary.

      Foreign Currency Controls and Dividends. The purchase and sale of foreign currency in Chile is not subject to governmental control. Accordingly, any person may freely engage in foreign exchange transactions. There are two foreign exchange markets in Chile. The first is the formal exchange market, which is subject to the regulations of the Chilean Central Bank and which consists of banks and other entities authorized to participate in the market by the Central Bank. This market is generally used for trade-related transactions, such as import and export transactions, registered foreign currency investments and other transactions, such as remittances abroad. Purchases and sales of foreign exchange may be effected in the formal or the informal exchange markets. The informal exchange market consists of entities not expressly authorized to operate in the formal exchange market, such as foreign exchange houses and travel agencies. Both markets operate at floating rates freely negotiated between the participants. There are no limits imposed on the extent to which the informal exchange rate can fluctuate above or below the formal exchange rate or the observed exchange rate. The observed exchange rate is the official exchange rate determined each day by the Central Bank based on the average exchange rates observed in the formal exchange market.

      Foreign investments in Chile are subject to exchange controls. The investment of capital in Chile and the repatriation of an investment and its profits must be carried out under either Decree Law No. 600 or under Chapter XIV of the Compendium of Foreign Exchange Regulations issued by the Central Bank of Chile under the Central Bank Act. Compliance with the foreign exchange rules, including registration of a foreign investment in Chile, among other things, grants investors access to the formal exchange market. Foreign funds registered under Decree Law No. 600 provide specified guarantees with respect to the ability to repatriate funds and the stability of the applicable tax regime. Decree Law No. 600 permits foreign investors to access the formal exchange market to repatriate their investments and profits.

      Access to the formal exchange market to repatriate investments and profits derived from investments conducted under Chapter XIV rules are governed by regulations in force and effect at the time of repatriation.

      The foreign investment regulations may permit foreign investors to access the formal exchange market to repatriate their investments and profits as stated above. They do not, however, necessarily guarantee that foreign currency will be available in the market.

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

      Unless otherwise agreed at a stockholders meeting by the unanimous vote of all issued shares, publicly traded corporations must annually distribute at least 30% of the net profits of each fiscal year. This distribution must be in the form of a cash dividend to their stockholders in proportion to their ownership or as otherwise stated in the bylaws. Privately held corporations must follow the provisions of their bylaws; if the bylaws do not contain these provisions, the rules described above for the distribution of profits by open stock corporations apply. As a general rule, any dividend distributed or remitted by the operating companies to their shareholders abroad will be subject to a 35% withholding tax rate. In such a case, the operating companies’ shareholders will be entitled to a tax credit equivalent to the corporate tax rate paid by the operating companies on the income distributed or remitted abroad. Such corporate tax rate is equivalent to 17%. This credit must be added back in order to compute the taxable basis of the withholding tax.

      In any event, the board of directors may distribute provisional dividends if the corporation has no accumulated losses, subject to the personal responsibility of the directors approving the distributions.

J. Employees

      As of December 31, 2003, we had about 120 employees at the corporate level, and our operating companies had about 4,005 employees. Our Brazilian operating company is a party to a collective bargaining agreement that covers all of its employees and expires on April 30, 2004. Neither we nor any of our other operating companies is a party to any collective bargaining agreement. We believe the relationship between us and our employees, and between each of our operating companies and its employees, is good.

K. Risk Factors

     We have a short history of profitable operations, which may make it difficult for you to evaluate our business and the risks of investing in our common stock.

      Prior to giving effect to our reorganization and the application of fresh start accounting to our financial statements as of October 31, 2002, we had never been profitable. Because of this limited profitable history and the incomparability of our financial condition and results of operations prior to October 31, 2002 and after October 31, 2002, it may be difficult for you to evaluate our business. Our prospects, therefore, must be considered in light of the risks and uncertainties related to operating a company that has recently emerged from Chapter 11 proceedings.

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

      Further, significant price competition could negatively impact our operating results and our ability to attract and retain customers. In addition, we anticipate that our operating companies will continue to face market pressure to reduce the prices charged for their products and services because of increased competition in our markets.

      Our operating companies may face disadvantages when competing against formerly government-owned incumbent wireline operators or wireless operators affiliated with them.

      In some markets, our operating companies may not be able to compete effectively against a formerly government-owned monopoly telecommunications operator which today enjoys a near monopoly on the provision of wireline telecommunications services and may have a wireless affiliate or may be controlled by shareholders who also control a wireless operator. Our operating companies may be at a competitive disadvantage in these markets because formerly government-owned incumbents or affiliated competitors may have:

•	close ties with national regulatory authorities;

•	control over connections to local telephone lines; or

•	the ability to subsidize competitive services with revenues generated from services they provide on a monopoly or near-monopoly basis.

      These companies may also continue to enjoy the legacy of their pre-privatization/pre-liberalization privileges. Our operating companies may encounter obstacles and setbacks if local governments adopt policies favoring these competitors or otherwise afford them preferential treatment. As a result, our operating companies may be at a competitive disadvantage to incumbent providers, particularly as our operating companies seek to offer new telecommunications services.

      Our coverage is not as extensive as those of other wireless service providers in our markets, which may limit our ability to attract and retain customers.

      Since our digital mobile networks do not offer nationwide coverage in the countries in which we operate and our technology limits our potential roaming partners, we may not be able to compete effectively with cellular and personal communications services providers in our markets. Many of the cellular and personal communications services providers in our markets have networks with substantially more extensive areas of service. Additionally, many of these providers have entered into roaming agreements with each other, which permit these providers to offer coverage to their subscribers in each other’s markets. The iDEN technology that we deploy is not compatible with other wireless technologies such as digital cellular or personal communications services technologies or with other iDEN networks not operating in the 800 MHz spectrum. As a result, with the exception of GSM 900 MHz systems, we cannot enter into roaming agreements with the operators of these other networks. Although the i2000 digital phone is compatible with both iDEN 800 MHz and GSM 900 MHz systems, our customers will not be able to roam on other iDEN 800 MHz or GSM 900 MHz systems where we do not have a roaming agreement. As a result, we will not be able to provide coverage to our subscribers outside of our currently operating digital markets until:

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

      We differentiate ourselves by providing two-way radio dispatch “push-to-talk” services that are currently not available in our markets through traditional cellular or personal communication services providers. A number of operators of CDMA and GSM networks in the United States and other countries are currently offering a form of “push-to-talk” service and some of our competitors have announced that they will be introducing “push-to-talk” service. If either personal communication services or cellular operators provide two-way radio dispatch or comparable services in the future in our markets, our competitive advantage may be impaired.

     Because we rely on one supplier to implement our digital mobile networks, any failure of that supplier to perform could adversely affect our operations.

      Motorola is currently our sole source for most of the digital network equipment and all of the handsets used throughout our markets. In addition, iDEN technology is a proprietary technology of Motorola, meaning that there are no other suppliers of this technology, and it is the only widespread, commercially available digital technology that operates on non-contiguous spectrum. We have some non-contiguous spectrum in each of the markets we serve. If Motorola fails to deliver system infrastructure equipment and handsets or enhancements on a timely, cost-effective basis, we may not be able to adequately service our existing customers or add new customers. Nextel Communications is the largest customer of Motorola with respect to iDEN technology and provides significant support with respect to new product development. Any decrease by Nextel Communications in its use of iDEN technology could significantly increase our costs for equipment and new developments and could impact Motorola’s decision to continue to support iDEN technology. In the event Motorola determines not to continue manufacturing, supporting or enhancing our iDEN based infrastructure and handsets, because Nextel Communications decreases its use of iDEN technology or otherwise, we may be materially adversely affected. We expect to continue to rely principally on Motorola for the manufacture of a substantial portion of the equipment necessary to construct, enhance and maintain our digital mobile networks and for the manufacture of handsets for the next several years.

     We operate exclusively in foreign markets, and our assets, customers and cash flows are concentrated in Latin America, which presents risks to our operating and financing plans.

      We face political and economic risks in our markets, which may limit our ability to implement our strategy and our financial flexibility and may disrupt our operations.

      The countries in which we operate are considered to be emerging markets. Although political, economic and social conditions differ in each country in which we currently operate, political and economic developments in one country may affect our business as a whole, including our access to international capital markets. Negative developments or unstable conditions in the countries in which we operate or in other emerging market countries could have a material adverse effect on our financial condition and results of operations. In Peru, for example, there was significant terrorist activity in the 1980s and the early 1990s. During that time, anti-government groups escalated violence against the government, the private sector and Peruvian residents. Incidents of terrorist activity continue to occur. Similar outbreaks of terrorism or political violence have occurred in Mexico and other countries in which we operate. In addition, in 2001, after prolonged periods of recession followed by political instability, the Argentine government announced it would not service its public debt. In order to address the worsening economic and social crisis, the Argentine government abandoned its decade-old fixed Argentine peso-U.S. dollar exchange rate, allowing the currency to float to market levels.

      We are unable to predict the impact that presidential or other contested local or national elections and the associated transfer of power from incumbent officials or political parties to elected victors, may have on the local economy or the growth and development of the local telecommunications industry. Changes in leadership or in the ruling party in the countries in which we operate may affect the economic programs developed under the prior administration, which in turn may adversely affect the economies in the countries in which we operate and our business operations and prospects in these countries.

      Due to our significant operations in Argentina and Brazil, our business is particularly exposed to risks associated with adverse economic and political conditions in those countries.

      In recent years, both Argentina and Brazil have been negatively affected by volatile economic and political conditions. These volatile conditions pose risks for our business. In particular, the volatility of the Argentine peso and the Brazilian real has affected our recent financial results. The depreciation of the currencies in Argentina and Brazil in 2002 had a material negative impact on our financial results.

      Argentina. After a prolonged period of recession, followed by political instability, Argentina announced in December 2001 that it would impose tight restrictions on bank accounts, would not service its public sector debt and suspended foreign currency trading. In January 2002, the Argentine government abandoned its decade-old fixed Argentine peso-U.S. dollar exchange rate. The resulting depreciation of the Argentine peso against the U.S. dollar during the 2002 calendar year was 66%. A depreciation of the Argentine peso generally affects our consolidated financial statements by generating a foreign currency transaction loss on U.S. dollar-denominated debt. Until October 31, 2002, the liabilities of our Argentine operating company included U.S. dollar-denominated secured debt, for which we recognized foreign currency transaction losses of $137.5 million for the ten months ended October 31, 2002. A depreciation of the Argentine peso also affects our consolidated financial statements by reducing the translation rate of all Argentine peso-denominated balances. To the extent net income is generated by our Argentine operating company, the amount would be reduced by a depreciation of the Argentine peso.

      In addition, based on inflation rates in Argentina in 2002, it is possible that Argentina will be classified as a highly inflationary economy for the purposes of U.S. GAAP. If this occurs, we will be required to change the functional currency of our Argentine operating company from the Argentine peso to the U.S. dollar in accordance with U.S. GAAP. It is uncertain if or when Argentina might be classified as a highly inflationary economy. Because of this uncertainty, we are unable to determine what effect a change in the functional currency of our Argentine operating company to the U.S. dollar would have on our financial position, results of operations or cash flows.

      Brazil. The Brazilian economy has been characterized by frequent and occasionally drastic intervention by the Brazilian government and by volatile economic cycles. The Brazilian government has often changed monetary, taxation, credit, tariff and other policies to influence the course of Brazil’s economy. In early 1999, the Brazilian government allowed the Brazilian real to float freely, resulting in a 32% devaluation against the U.S. dollar that year. In 2002, the Brazilian real depreciated against the U.S. dollar by 18%. For the combined period ended December 31, 2002, we recognized foreign currency transaction losses of $26.2 million, primarily related to U.S. dollar-denominated liabilities of our Brazilian operating company.

      Brazilian presidential elections occurred in October 2002, and Luiz Inacio Lula da Silva was elected president for a term of four years. The volatility of the Brazilian real and the Brazilian capital markets during 2002 was due, in part, to uncertainties surrounding the election and the policies the new government would implement. We cannot assure you that the new government will not implement policy changes that could adversely affect our Brazilian operations. Changes in policy, including tariffs, exchange controls or other factors, could adversely affect our business and financial results, as could inflation, further currency devaluation and other developments, as well as the Brazilian government’s response to them.

      In addition, economic and market conditions in Argentina and other emerging markets in South America can influence conditions in Brazil and the perception of Brazil’s economic and political situation.

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

      Nearly all of our revenues are denominated in non-U.S. currencies, although a significant portion of our capital and operating expenditures, including imported network equipment and handsets, and substantially all of our outstanding debt, are denominated in U.S. dollars. Accordingly, fluctuations in exchange rates relative to the U.S. dollar could have a material adverse effect on our earnings or assets. For example, the 1999 and 2002 currency devaluations in Brazil resulted in significant charges against our earnings in 1999 and 2002 and negative adjustments to the carrying value of our assets in Brazil. The economic upheaval in Argentina in 2002 led to the unpegging of the Argentine peso to the U.S. dollar exchange rate and the subsequent significant devaluation of the Argentine peso. In addition, the restrictive limitations placed on financial transactions by the Argentine government may further contribute to the future decrease in value of the Argentine peso.

      Any depreciation of local currencies in the countries in which our operating companies conduct business may result in increased costs to us for imported equipment and may, at the same time, decrease demand for our products and services in the affected markets. If our operating companies distribute dividends in local currencies in the future, the amount of cash we receive will also be affected by fluctuations in exchange rates and currency devaluations. In addition, some of the countries in which we have operations do or may restrict the expatriation or conversion of currency. We have not entered into any hedging transactions to limit our foreign currency exposure.

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

      Our operations are highly dependent upon the successful and cost-efficient importation of network equipment and handsets from North America and, to a lesser extent, from Europe and Asia. Any significant increase in import duties in the future could significantly increase our costs. To the extent we cannot pass these costs on to our customers, our financial results will be negatively impacted. In the countries in which our operating companies conduct business, network equipment and handsets are subject to significant import duties and other taxes that can be as high as 50% of the purchase price.

      We are subject to foreign taxes in the countries in which we operate, which may reduce amounts we receive from our operating companies or may increase our tax costs.

      Many of the foreign countries in which we operate have increasingly turned to new taxes, as well as aggressive interpretations of current taxes, as a method of increasing revenue. For instance, Brazil has a tax on financial transactions, and certain provinces in Argentina adopted higher tax rates on telecommun-
ications services in 2001. In addition, in 2002 Mexico adopted a new tax on telecommunications services. The provisions of the new tax laws may prohibit us from passing these taxes on to our customers. These taxes may reduce the amount of earnings that we can generate from our services.

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

      Our Brazilian operating company has received tax assessment notices from state and federal Brazilian tax authorities asserting deficiencies in tax payments related primarily to value added taxes, import duties and matters surrounding the definition and classification of equipment and services. Our Brazilian operating company has filed various petitions disputing these assessments. In some cases we have received favorable decisions, which are currently being appealed by the respective governmental authorities. In other cases our petitions have been denied and we are currently appealing those decisions. Additionally, our Brazilian operating company has filed a lawsuit against the Brazilian government disputing the legality of the basis for the calculation of a social contribution tax.

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

      In each market in which we operate, one or more regulatory entities regulate the licensing, construction, acquisition, ownership and operation of our wireless communications systems. Adoption of new regulations, changes in the current telecommunications laws or regulations or changes in the manner in which they are interpreted or applied could adversely affect our operations. Because of the uncertainty as to the interpretation of regulations in some countries in which we operate, we may not always be able to provide the services we have planned in each market. In some markets, we are unable, or have limitations on our ability, to offer some services, such as interconnection to other telecommunications networks and participation in calling party pays programs. Further, the regulatory schemes in the countries in which we operate allow third parties, including our competitors, to challenge our actions. For instance, some of our competitors have challenged the validity of some of our licenses or the scope of services we provide under those licenses, in administrative or judicial proceedings, particularly in Chile. It is possible that, in the future, we may face additional regulatory prohibitions or limitations on our services. Inability to provide planned services could make it more difficult for us to compete in the affected markets. Further, some countries in which we conduct business impose foreign ownership limitations upon telecommunications companies. These issues affect our ability to operate in each of our markets, and therefore impact our business strategies. See the “Regulatory and Legal Overview” discussion for each operating company under “Business — I. Operating Companies.”

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

      Nextel Communications has licensed to us the right to use “Nextel” and other of its trademarks on a royalty-free basis in Latin America. Nextel Communications may terminate the license on 60 days notice if we commit one of several specified defaults (namely, failure to maintain agreed quality controls, a change in control of NII Holdings, or certain other material defaults under the New Spectrum Use and Build-Out Agreement) and fail to cure the default within the 60 day period. If there is a change in control of one of our subsidiaries, upon 30 days notice, Nextel Communications may terminate the sublicense granted by us to the subsidiary with respect to the licensed marks. The loss of the use of the “Nextel” tradename could have a material adverse effect on our operations. We also depend upon our roaming agreements with Nextel Communications for access to its iDEN network in the United States.

     Our high level of debt limits our flexibility and increases our risk of default.

      We have a high level of debt, which could have important consequences to you, such as:

•	making it more difficult for us to satisfy our obligations with respect to our debt;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete and increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing that we may need to fund future working capital, capital expenditures, product development, acquisitions or other corporate requirements;

•	requiring the dedication of a substantial portion of our cash flow from operations to the payment of principal and interest on our debt, which will reduce the availability of cash flow to fund working capital, capital expenditures, product development, acquisitions or other corporate requirements; and

•	placing us at a competitive disadvantage compared to competitors who are less leveraged and have greater financial and other resources.

      As of December 31, 2003, the book value of our long-term debt was $535.3 million, including $180.0 million of our 3.5% convertible notes due 2033, $128.6 million of our 13% senior secured discount notes due 2009 (with $180.8 million due at maturity), $125.0 million of indebtedness outstanding under our international equipment facility and $101.7 million in obligations associated with a sale and leaseback of communication towers, and our stockholders’ equity was $329.5 million. All of our indebtedness under the international equipment facility and our senior secured discount notes is secured by our assets, including the stock of our subsidiaries.

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

      If our business plans change, including as a result of changes in technology, or if general economic, financial or political conditions in any of our markets or competitive practices in the mobile wireless telecommunications industry change materially from those currently prevailing or from those now anticipated, or if other presently unexpected circumstances arise that have a material effect on the cash flow or profitability of our mobile wireless business, the anticipated cash needs of our business could change significantly. Any of these events or circumstances could involve significant additional funding needs in excess of the identified currently available sources, and could require us to raise additional capital to meet those needs. However, our ability to raise additional capital, if necessary, is subject to a variety of additional factors that we cannot presently predict with certainty, including the commercial success of our operations, the volatility and demand of the capital and lending markets and the future market prices of our securities. We cannot assure you that we will be able to raise additional capital on satisfactory terms or at all.

      If we are unable to generate cash flow from operations in the future to service our debt, we may try to refinance all or a portion of our debt. We cannot assure you that sufficient future borrowings will be available to pay or refinance our debt. Our ability to refinance all or a portion of our debt or to obtain additional financing is substantially limited under the terms of our outstanding indebtedness.

     Our existing financing agreements contain covenants that limit how we conduct our business, which may affect our ability to grow as planned.

      As a result of restrictions contained in certain of our agreements, including our international equipment facility, we may be unable to raise additional financing, compete effectively or take advantage of new business opportunities. This may affect our ability to generate revenues and profits. Our financing agreements contain covenants that limit how we conduct business by restricting our ability to:

•	incur or guarantee additional indebtedness;

•	pay dividends and make other distributions;

•	prepay subordinated indebtedness;

•	make investments and other restricted payments;

•	enter into sale and leaseback transactions;

•	create liens;

•	sell assets;

•	engage in transactions with affiliates; and

•	transfer funds to our operating companies in Brazil and Argentina.

     We have significant intangible assets that are not likely to generate adequate value to satisfy our obligations in the event of liquidation.

      If we were liquidated, the value of our assets likely would not be sufficient to satisfy our obligations. We have a significant amount of intangible assets, such as licenses. The value of these licenses will depend significantly upon the success of our digital mobile network business and the growth of the specialized mobile radio and wireless communications industries in general. Moreover, the transfer of licenses in liquidation would be subject to governmental or regulatory approvals that may not be obtained or that may adversely impact the value of such licenses. Our net tangible book value was $135.5 million as of December 31, 2003.

     Our significant stockholders are able to influence our business and affairs.

      As of December 31, 2003, Nextel Communications beneficially owned about 17.9% of our outstanding common stock and was our single largest stockholder while MacKay Shields LLC beneficially owned or controlled about 3.4% of our common stock. Because of their stock ownership and their representation on our board of directors as a result of our reorganization, Nextel Communications and MacKay may be able to exert significant influence over our business and affairs. Nextel Communications is also a party to a standstill agreement with us and certain other parties which prohibits it from exercising voting control over more than 49.9% of our outstanding common stock.

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

     We may not be able to finance a change of control offer.

      Upon the occurrence of certain kinds of change of control events, we will be required to offer to repurchase all of our outstanding 3 1/2% convertible notes due 2033 at 100% of their principal amount and all of our outstanding $300.0 million aggregate principal amount 2 7/8% convertible notes issued in January and February 2004 at 100% of their principal amount. However, it is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase of our convertible notes, or restrictions contained in our international equipment facility may prevent us from being able to do so.

      Moreover, our international equipment facility provides, and we anticipate any future credit facility to similarly provide, that the occurrence of a change of control could also constitute a default under those facilities giving Motorola Credit Corporation (and any other lenders under future credit facilities) the right to accelerate the maturity of all or portions of our borrowings. We cannot assure you that under these circumstances we would be able to obtain necessary consents from Motorola Credit Corporation and any other lenders under the international equipment facility and/or any future credit facility to permit us to repurchase the senior secured discount notes and convertible notes pursuant to a change of control or to repay or refinance all of our indebtedness under the international equipment facility and/or any future credit facility prior to repurchasing any senior secured discount notes and convertible notes upon a change of control.

     Concerns about health risks associated with wireless equipment may reduce the demand for our services.

      Portable communications devices have been alleged to pose health risks, including cancer, due to radio frequency emissions from these devices. The actual or perceived risk of mobile communications devices could adversely affect us through increased costs of doing business, additional governmental regulation that sets emissions standards or otherwise limits or prohibits our devices from being marketed and sold, a reduction in subscribers, reduced network usage per subscriber or reduced financing available to the mobile communications industry. Further research and studies are ongoing, and we cannot be sure that these studies will not demonstrate a link between radio frequency emissions and health concerns.

     Historical financial information may not be comparable to results reported in the future.

      As a result of the November 2002 consummation of our Revised Third Amended Joint Plan of Reorganization and the transactions contemplated thereby, we are operating our existing business under a new capital structure. In addition, we were subject to fresh-start accounting rules. Accordingly, our consolidated financial condition and results of operations from and after our reorganization are not comparable to our consolidated financial condition or results of operations reflected in our financial statements for periods prior to our reorganization, which are included in this annual report on Form 10-K.

     Our forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs.

      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.  A number of the statements made in this annual report on Form 10-K are not historical or current facts, but deal with potential future circumstances and developments. They can be identified by the use of forward-looking words such as “believes,” “expects,” “intends,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates or other comparable words, or by discussions of strategy that involve risks and uncertainties. We caution you that these forward-looking statements are only predictions, which are subject to risks and uncertainties, including technical uncertainties, financial variations, changes in the regulatory environment, industry growth and trend predictions. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operation and results of our wireless communications business also may be subject to the effects of other risks and uncertainties in addition to the other qualifying factors identified in the foregoing “K. — Risk Factors” section, including, but not limited to:

•	our ability to meet the operating goals established by our business plan;

•	general economic conditions in Latin America and in the market segments that we are targeting for our digital mobile services;

•	the political and social conditions in the countries in which we operate, including political instability, which may affect the economies of our markets and the regulatory schemes in these countries;

•	substantive terms of any international financial aid package that may be made available to any country in which our operating companies conduct business;

•	the impact of foreign exchange volatility in our markets as compared to the U.S. dollar and related currency devaluations in countries in which our operating companies conduct business;

•	reasonable access to and the successful performance of the technology being deployed in our service areas, and improvements thereon, including technology deployed in connection with the introduction of digital two-way mobile data or Internet connectivity services in our markets;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet our service deployment and marketing plans and customer demand;

•	the success of efforts to improve and satisfactorily address any issues relating to our digital mobile network performance;

•	future legislation or regulatory actions relating to our specialized mobile radio services, other wireless communication services or telecommunications generally;

•	the ability to achieve and maintain market penetration and average subscriber revenue levels sufficient to provide financial viability to our digital mobile network business;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular services and personal communications services;

•	market acceptance of our new service offerings, including Nextel WorldwideSMand Nextel OnlineSM;

•	our ability to access sufficient debt or equity capital to meet any future operating and financial needs; and

•	other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission.

Item 2. Properties

      Our principal executive and administrative offices are located in Reston, Virginia, where we lease about 45,200 square feet of office space under a lease expiring in January 2009. In addition, our operating companies own and lease office space and transmitter and receiver sites in each of the countries where they conduct business.

      Each operating company leases transmitter and receiver sites for the transmission of radio service under various individual site leases. Most of these leases are for terms of five years or less, with options to renew. As of December 31, 2003, our operating companies had constructed sites at leased locations for their digital mobile business, as shown below:

Number
Operating Company	of Sites

Nextel Mexico	975
Nextel Brazil	870
Nextel Argentina	390
Nextel Peru	280

Total	2,515

Item 3. Legal Proceedings

      We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our security holders during 2003.

Executive Officers of the Company

      The following people were serving as our executive officers as of March 1, 2004. These executive officers were elected to serve until their successors are elected. There is no family relationship between any of our executive officers or between any of these officers and any of our directors.

      Steven M. Shindler, 41, has been a director on the board of NII Holdings since 1997, chief executive officer since 2000 and chairman of the board since November 12, 2002. Mr. Shindler also served as executive vice president and chief financial officer of Nextel Communications from 1996 until 2000. From 1987 to 1996, Mr. Shindler was an officer with Toronto Dominion Bank, a bank where he was a managing director in its communications finance group.

      Lo van Gemert, 49, has been the president and chief operating officer of NII Holdings since 1999. Mr. van Gemert served as senior vice president of Nextel Communications from 1999 until 2000 and as president of the north region of Nextel Communications from 1996 until 1999. Before joining Nextel Communications in 1996, Mr. van Gemert served as executive vice president at Rogers Cantel, Inc., a wireless operator in Canada. From 1980 to 1994, Mr. van Gemert held various senior management positions, domestically and overseas, at Sony Corporation and BellSouth Corporation.

      Byron R. Siliezar, 48, has been the vice president and chief financial officer of NII Holdings since 1999. Mr. Siliezar was the vice president and controller of NII Holdings from 1998 to 1999. Mr. Siliezar served as vice president of finance at Neodata Corporation, a subsidiary of EDS Corporation, a global information technology company, from 1997 to 1998. From 1996 to 1997, he served as international controller of Pagenet. Mr. Siliezar held various executive and management positions at GTE Corporation, an international telecommunications company, both domestically and overseas from 1982 to 1996.

      Robert J. Gilker, 53, has been the vice president and general counsel of NII Holdings since 2000. From 1998 to 2000, he served as vice president, law and administration and secretary of MPW Industrial Services Group, Inc., a provider of industrial cleaning and facilities support services. From 1987 until he joined MPW, Mr. Gilker was a partner with the law firm of Jones, Day, Reavis & Pogue.

      John McMahon, 39, has been our vice president of business operations since joining NII Holdings in 1999. Prior to that, Mr. McMahon served as vice president of finance and business operations, north region, for Nextel Communications from 1997 to 1999, and as director of finance for the mid-Atlantic region from 1995 to 1997.

      Douglas Dunbar, 43, has been our vice president of marketing and distribution since joining NII Holdings in 1999. Since 1994, Mr. Dunbar held various positions at Nextel Communications, including general manager of the west Florida market from March 1999 to November 1999, where he was responsible for sales, marketing, business operations and customer care functions, and vice president of sales and marketing, north region, from 1997 to 1999.

      Alan Strauss, 44, has been our vice president of engineering and chief technology officer since 2001. From 1998 until 2001, Mr. Strauss was the vice president and general manager of Nextel Communication’s strategic business operations group. From 1994 to 1998, Mr. Strauss held various positions with Nextel Communications.

      Ricardo L. Israele, 50, has been our vice president and controller since November 1, 2002. From 1999 to 2002, Mr. Israele was chief financial officer of Nextel Argentina. From 1998 to 1999, Mr. Israele served as chief financial officer for Provincia Seguros de Salud, S.A., a health insurance company. Mr. Israele worked for Movicom-Bell South as controller from 1996 to 1998 and as director of treasury from 1990 to 1996.

      Catherine E. Neel, 42, has been our vice president and treasurer since November 1, 2002. From 1999 to 2002, Ms. Neel was the assistant treasurer of NII Holdings. Prior to 1999, Ms. Neel held various management positions with BellSouth Corporation and was in public accounting with Arthur Andersen LLP.

      Jose Felipe, 53, has held several positions since joining NII Holdings in 1998. He has been president of Nextel Mercosur, which manages our operations in Argentina, Brazil and Chile since February 2003. From 1999 to 2003, he served as president of Nextel Cono Sur which managed our operations in Argentina and Chile. From 1998 to 1999, Mr. Felipe was our vice president — Latin America. From 1991 to 1998, Mr. Felipe held various senior management positions with AT&T Corp., most recently president and chief executive officer of the Puerto Rico and Virgin Islands region and vice president of emerging markets of the Latin American region.

      Peter A. Foyo, 38, has served as president of Nextel Mexico since 1998. From 1988 to 1998, Mr. Foyo held various senior management positions with AT&T Corp., including corporate strategy director of Alestra, S.A. de C.V., a joint venture between AT&T and a local Mexican partner, and president of AT&T Argentina.

      Miguel E. Rivera, 51, has served as president of Nextel Peru since 2000. Previously, Mr. Rivera was the general manager of the Lima Stock Exchange from 1999 to 2000. From 1986 to 1998, Mr. Rivera held various executive positions with IBM, most recently as general manager of Manufacturing Industry, IBM Latin America.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

1. Market for Common Stock

      Prior to November 12, 2002, the date that our former common stock and other equity interests were cancelled in connection with our emergence from Chapter 11 proceedings, there was no public trading market for our former common stock. Our new common stock issued on November 12, 2002 began trading on the Over-the-Counter (OTC) Bulletin Board effective November 20, 2002 under the trading symbol “NIHD.” On February 28, 2003, our new common stock began trading on the Nasdaq National Market under the trading symbol “NIHD.”

      The following table sets forth on a per share basis the reported high and low sales prices for our common stock, based on published financial sources, for the quarters indicated.

	Price Range of
	Common Stock

	High	Low

2002
Fourth Quarter (beginning November 20)	$14.30	$5.50

2003
First Quarter	$26.85	$11.60
Second Quarter	39.87	23.71
Third Quarter	66.60	37.50
Fourth Quarter	80.60	60.07

2. Number of Stockholders of Record

      As of March 1, 2004, there were approximately six holders of record of our new common stock, including the Depository Trust Corporation, which acts as a clearinghouse for multiple brokerage and custodial accounts.

3. Dividends

      We have not paid any dividends on our common stock and do not plan to pay dividends on our common stock for the foreseeable future. In addition, some of our financing documents prohibit, and are expected to continue to prohibit, us from paying dividends. We anticipate that for the foreseeable future any cash flow generated from our operations will be used to develop and expand our business and operations and make contractual payments under our debt facilities in accordance with our business plan.

4. Securities Authorized for Issuance under Equity Compensation Plans

General

      The following table sets forth information as of December 31, 2003, with respect to compensation plans under which shares of our common stock are authorized for issuance.

Weighted
Average Exercise
	Number of Securities	Price of
	To Be Issued Upon	Outstanding	Number of Securities
	Exercise of	Options,	Remaining Available For
	Outstanding Options,	Warrants and	Future Issuance Under Equity
Plan Category	Warrants and Rights	Rights	Compensation Plans(1)

Equity compensation plans approved by stockholders(2)	—	—	—
Equity compensation plans not approved by stockholders	1,207,560	$3.81	53,592

Total	1,207,560	$3.81	53,592

(1)	Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.

(2)	We do not have any equity compensation plans that have been approved by stockholders.

2002 Management Incentive Plan

      Pursuant to the Revised Third Amended Joint Plan of Reorganization we adopted the 2002 Management Incentive Plan (the “MIP”) for the benefit of employees and directors of NII Holdings, which became effective on November 12, 2002. The MIP provides equity and equity-related incentives to directors, officers or key employees of, and consultants to, NII Holdings up to a maximum of 2,222,222 shares of common stock subject to adjustments. The MIP is administered by NII Holdings’ board of directors, or by a committee of the board of directors to which such authority is delegated by the board of directors. The MIP provides for the issuance of options for the purchase of shares of common stock, as well as grants of shares of common stock where the recipient’s rights may vest upon the fulfillment of specified performance targets or the recipient’s continued employment by NII Holdings for a specified period, or in which the recipient’s rights may be subject to forfeiture upon a termination of employment. The MIP also provides for the issuance to non-affiliate directors, officers or key employees of, and consultants to, NII Holdings of stock appreciation rights whose value is tied to the market value per share, as defined in the MIP, of the common stock, and performance units which entitle the recipients to payments upon the attainment of specified performance goals.

      The MIP provides for the issuance of incentive stock options in compliance with Section 422 of the Internal Revenue Code, as well as “non-qualified” options which do not purport to qualify for treatment under Section 422. All options issued under the MIP vest as determined by the board of directors.

Item 6. Selected Financial Data

      The financial information presented below for the years ended December 31, 1999, 2000 and 2001, ten months ended October 31, 2002, two months ended December 31, 2002 and year ended December 31, 2003 has been derived from our audited consolidated financial statements. Our consolidated financial statements as of and for the years ended December 31, 1999, 2000 and 2001, ten months ended October 31, 2002 and two months ended December 31, 2002 have been audited by Deloitte & Touche LLP, our former independent auditors. Our consolidated financial statements as of and for the year ended December 31, 2003 have been audited by PricewaterhouseCoopers LLP, our current independent auditors. Our audited consolidated financial statements as of December 31, 2002 and 2003 and for the year ended December 31, 2001, ten months ended October 31, 2002, two months ended December 31, 2002 and year ended December 31, 2003 are included at the end of this annual report on Form 10-K. This information is only a summary and should be read together with our consolidated historical financial statements and management’s discussion and analysis appearing elsewhere in this annual report on Form 10-K.

      As a result of the consummation of our Revised Third Amended Joint Plan of Reorganization and the transactions contemplated thereby on November 12, 2002, we are operating our existing business under a new capital structure. In addition, we applied fresh-start accounting rules on October 31, 2002. Accord-ingly, our consolidated financial condition and results of operations from and after our reorganization are not comparable to our consolidated financial condition or results of operations for periods prior to our reorganization reflected in our historical financial statements included at the end of this annual report on Form 10-K or in the selected consolidated historical financial information set forth below. References below to the Predecessor Company refer to NII Holdings for the period prior to November 1, 2002 and references to the Successor Company refer to NII Holdings for the period from and after November 1, 2002.

	Successor Company		Predecessor Company

		Two Months	Ten Months
	Year Ended	Ended	Ended	Year Ended December 31,
	December 31,	December 31,	October 31,
	2003	2002	2002	2001	2000	1999

	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Operating revenues
Service and other revenues	$895,615	$137,623	$610,341	$634,736	$303,328	$104,528
Digital handset and accessory revenues	43,072	5,655	26,754	27,710	21,000	19,836

	938,687	143,278	637,095	662,446	324,328	124,364

Cost of revenues
Cost of service (exclusive of depreciation included below)	240,021	29,929	164,995	173,000	78,817	40,999
Cost of digital handset and accessory sales	134,259	19,569	87,582	150,536	99,826	55,200

	374,280	49,498	252,577	323,536	178,643	96,199
Selling, general and administrative	316,470	46,483	262,344	426,679	275,361	191,015
Impairment, restructuring and other charges	—	—	15,808	1,581,164	—	—
Depreciation	48,611	4,695	55,758	162,083	113,648	81,594
Amortization	38,631	6,380	9,219	56,479	39,394	26,497

Operating income (loss)	160,695	36,222	41,389	(1,887,495)	(282,718)	(270,941)
Interest expense	(64,623)	(10,469)	(151,579)	(297,228)	(237,743)	(179,604)
Interest income	10,864	1,797	3,928	13,247	22,116	8,442
Foreign currency transaction gains (losses), net	6,457	1,357	(183,136)	(61,282)	(10,671)	(60,793)
Reorganization items, net	—	—	2,180,223	—	—	—
Gain on extinguishment of debt, net	22,404	—	101,598	—	—	—
Realized (losses) gains on investments, net	—	—	—	(151,291)	239,467	—
Equity in gains (losses) of unconsolidated
affiliates	—	—	—	9,640	(33,328)	(9,270)
Minority interest in losses of subsidiaries	—	—	—	—	6,504	19,314
Other (expense) income, net	(12,166)	(1,557)	(8,918)	(4,181)	6,251	(5,112)

Income (loss) from continuing operations before income tax benefit (provision)	123,631	27,350	1,983,505	(2,378,590)	(290,122)	(497,964)
Income tax benefit (provision)	49,329	(4,449)	(26,185)	68,750	(67,660)	17

Income (loss) from continuing operations	172,960	22,901	1,957,320	(2,309,840)	(357,782)	(497,947)
Income (loss) from discontinued operations of Nextel Philippines	—	19,665	(2,025)	(170,335)	(59,973)	(22,199)
Income tax (provision) benefit from discontinued operations of Nextel Philippines	—	—	(252)	(17,146)	549	—

Net income (loss)	172,960	42,566	1,955,043	(2,497,321)	(417,206)	(520,146)
Accretion of series A redeemable preferred stock to value of liquidation preference	—	—	—	—	(61,334)	—

Income (loss) attributable to common stockholders	$172,960	$42,566	$1,955,043	$(2,497,321)	$(478,540)	$(520,146)

Net income (loss) from continuing operations per common share, basic	$8.22	$1.15	$7.24	$(8.53)	$(1.69)	$(2.27)
Net income (loss) from discontinued operations per common share, basic	—	0.98	(0.01)	(0.69)	(0.24)	(0.10)

Net income (loss) per common share, basic	$8.22	$2.13	$7.23	$(9.22)	$(1.93)	$(2.37)

Net income (loss) from continuing operations per common share, diluted	$7.63	$1.08	$7.24	$(8.53)	$(1.69)	$(2.27)
Net income (loss) from discontinued operations per common share, diluted	—	0.93	(0.01)	(0.69)	(0.24)	(0.10)

Net income (loss) per common share, diluted	$7.63	$2.01	$7.23	$(9.22)	$(1.93)	$(2.37)

Weighted average number of common shares outstanding, basic	21,043	20,000	270,382	270,750	248,453	219,359

Weighted average number of common shares outstanding, diluted	22,662	21,143	270,382	270,750	248,453	219,359

	Successor Company		Predecessor Company

	December 31,		December 31,

	2003	2002	2001	2000	1999

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$405,406	$231,161	$250,250	$473,707	$93,748
Restricted cash	—	—	84,041	145	6,280
Property, plant and equipment, net	368,561	230,208	350,001	1,070,127	539,455
Intangible assets, net	193,976	200,098	192,649	936,880	454,657
Total assets	1,234,419	848,917	1,244,420	3,193,226	1,681,792
Long-term debt, including current portion	536,756	432,157	2,665,144	2,519,283	1,548,496
Stockholders’ equity (deficit)	329,466	91,414	(2,022,150)	81,604	(179,590)

Ratio of Earnings to Fixed Charges:

Successor Company		Predecessor Company

Year Ended	Two Months	Ten Months
December 31,	Ended	Ended	Year Ended December 31,
	December 31,	October 31,
2003	2002	2002	2001	2000	1999

2.44x	3.04x	12.61x	—	0.15x	—

      For the purpose of computing the ratio of earnings to fixed charges, earnings consist of (loss) income from continuing operations before income taxes plus fixed charges and amortization of capitalized interest less capitalized interest, equity in (losses) gains of unconsolidated affiliates and minority interest in losses of subsidiaries. Fixed charges consist of:

•	interest on all indebtedness, amortization of debt financing costs and amortization of original issue discount;

•	interest capitalized; and

•	the portion of rental expense we believe is representative of interest.

      The deficiency of earnings to cover fixed charges for the year ended December 31, 2001 was $2.42 billion and for the year ended December 31, 1999 was $513.9 million. Our ratio of earnings to fixed charges for the ten months ended October 31, 2002 reflects the impact of $2.18 billion of non-recurring net reorganization gains that we recorded in connection with our emergence from Chapter 11 reorganization.

      Operating Revenues and Cost of Revenues. On January 1, 2000, we changed our revenue recognition policy in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements.” We accounted for the adoption of SAB No. 101 as a change in accounting principle effective January 1, 2000. For the years ended December 31, 1999, 2000 and 2001 and for the ten months ended October 31, 2002, we classified revenues from digital handset and accessory sales within operating revenues and the related costs of digital handset and accessory sales within cost of revenues. We previously classified these costs within selling, general and administrative expenses. In connection with our adoption of fresh-start accounting in accordance with the American Institute of Certified Public Accountants’ Statement of Position, or SOP, 90-7, “Financial Reporting for Entities in Reorganization Under the Bankruptcy Code,” we implemented Emerging Issues Task Force, or EITF, Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” As a result of our implementation of EITF Issue 00-21, on November 1, 2002, we began recognizing all revenue from sales and related cost of sales of handsets when title and risk of loss pass to the customer. Therefore, for the two months ended December 31, 2002 and for the year ended December 31, 2003, we recognized 100% of the revenue from handset sales upon delivery of the handset and transfer of risk of loss to the customer. Additional information regarding these accounting changes can be found in Note 2 to the audited consolidated financial statements included at the end of this annual report on Form 10-K.

      Impairment, Restructuring and Other Charges. During the third quarter of 2001, following our review of the economic conditions, operating performance and other relevant factors in the Philippines, we decided to discontinue funding to Nextel Philippines. As a result, we performed an assessment of the carrying values of the long-lived assets related to Nextel Philippines in accordance with Statement of Financial Accounting Standards, or SFAS, No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” As a result, during the third quarter of 2001, we wrote down the carrying values of our long-lived assets related to Nextel Philippines to their estimated fair market values and recorded a $147.1 million pre-tax impairment charge, which is classified in discontinued operations. Additional information regarding this charge can be found in Note 11 to the audited consolidated financial statements included at the end of this annual report on Form 10-K.

      In view of the then capital constrained environment and our lack of funding sources, during the fourth quarter of 2001, we undertook an extensive review of our business plan and determined to pursue a less aggressive growth strategy that targeted conservation of cash resources by slowing enhancement and expansion of our networks and reducing subscriber growth and operating expenses. In connection with the implementation of this plan, during the fourth quarter of 2001, we recorded non-cash pre-tax impairment charges and pre-tax restructuring and other charges of about $1.6 billion. Additional information regarding these charges can be found in Note 11 to the audited consolidated financial statements included at the end of this annual report on Form 10-K.

      During 2002, some of our markets further restructured their operations, which included workforce reductions. During the ten months ended October 31, 2002, we recorded $3.1 million in restructuring charges related to these actions and a $7.9 million impairment charge to write down the carrying values of Nextel Argentina’s long-lived assets to their estimated fair values as a result of the continued economic decline in Argentina. In addition, through May 24, 2002, we incurred $4.8 million in other charges for legal and advisory costs incurred related to our debt restructuring activities. Beginning May 24, 2002, we recognized these costs in reorganization items, net, in accordance with SOP 90-7. Additional information regarding these charges can be found in Note 11 to the audited consolidated financial statements included at the end of this annual report on Form 10-K.

      Depreciation and Amortization. As mentioned above, during 2001, we wrote down substantially all of the long-lived assets held by our operating companies, including property, plant and equipment and intangible assets, to their estimated fair values in accordance with SFAS No. 121. We did not make any adjustments to depreciation or amortization expense recorded during the year ended December 31, 2001. The net book value of the impaired assets became the new cost basis as of December 31, 2001. As a result of the lower cost bases, depreciation and amortization decreased significantly during the ten months ended October 31, 2002. On October 31, 2002, as a result of our reorganization and in accordance with fresh-start accounting requirements under SOP 90-7, we further adjusted the carrying values of our property, plant and equipment and intangible assets based on their estimated relative fair values, which we determined in consultation with external valuation specialists. As a result of additional write-downs to fixed assets, depreciation decreased further during the two months ended December 31, 2002 and the year ended December 31, 2003. Amortization increased during these periods primarily as a result of the recognition of customer base assets that have relatively shorter useful lives compared to our other intangible assets. Additional information regarding these adjustments can be found in Note 2 to the audited consolidated financial statements included at the end of this annual report on Form 10-K.

      Interest Expense. We reported interest expense incurred during our Chapter 11 reorganization only to the extent that it would be paid during the reorganization or if it was probable that it would be an allowed claim. Principal and interest payments could not be made on pre-petition debt subject to compromise without approval from the bankruptcy court or until the plan of reorganization defining the repayment terms was confirmed. Further, the Bankruptcy Code generally disallowed the payment of post-petition interest that accrued with respect to unsecured or under secured claims. As a result, we did not accrue interest that we believed was not probable of being treated as an allowed claim. During the ten months ended October 31, 2002, we did not accrue interest aggregating $134.6 million on our senior redeemable notes because payment of this interest was not probable. In connection with the confirmation of our plan of reorganization, our senior redeemable notes were extinguished and we repurchased the outstanding balance of Nextel Argentina’s credit facilities from its creditors. As a result, interest expense for the two months ended December 31, 2002 and for the year ended December 31, 2003 decreased significantly compared to prior years. The decrease in interest expense during the year ended December 31, 2003 was also due to a reduction in interest expense related to the $100.0 million principal prepayment of our international equipment facility and the extinguishment of the Brazil equipment facility in September 2003, partially offset by interest expense recognized during 2003 as a result of financing obligations incurred in connection with the sale-leaseback of commercial towers and interest expense recognized on our 3.5% convertible notes that we issued in September 2003.

      Reorganization Items, Net. In accordance with SOP 90-7, we classified in reorganization items all items of income, expense, gain or loss that were realized or incurred because we were in reorganization. We expensed as incurred professional fees associated with and incurred during our reorganization and reported them as reorganization items. In addition, during the second quarter of 2002, we adjusted the carrying value of our senior redeemable notes to their face values by writing off the remaining unamortized discounts totaling $92.2 million. We also wrote off the entire remaining balance of our debt financing costs of $31.2 million. We also classified in reorganization items interest income earned by NII Holdings, Inc. or NII Holdings (Delaware), Inc. that would not have been earned but for our Chapter 11 filing. In addition, as a result of our reorganization and our application of fresh-start accounting, we recognized in reorganization items a $2.3 billion gain on the extinguishment of our old senior notes, partially offset by a $115.9 million charge related to the revaluation of our assets and liabilities. Additional information regarding these transactions can be found in Note 2 to the audited consolidated financial statements included at the end of this annual report on Form 10-K.

      Gain on Extinguishment of Debt, Net. The $101.6 million net gain on extinguishment of debt for the ten months ended October 31, 2002 represents a gain we recognized on the settlement of Nextel Argentina’s credit facilities in connection with the confirmation of our plan of reorganization. The $22.4 million net gain on extinguishment of debt for the year ended December 31, 2003 represents a gain we recognized in connection with the settlement of our Brazil equipment facility.

      Foreign Currency Transaction Gains (Losses), Net. Our operations are subject to fluctuations in foreign currency exchange rates. We recognize gains and losses on U.S. dollar-denominated assets and liabilities in accordance with SFAS No. 52, “Foreign Currency Translation.” As a result, significant fluctuations in exchange rates can result in large foreign currency transaction gains and losses.

      In January 2002, the Argentine government devalued the Argentine peso from its previous one-to-one peg with the U.S. dollar. Subsequently, the Argentine peso-to-dollar exchange rate significantly weakened in value. As a result, during the ten months ended October 31, 2002, Nextel Argentina recorded $137.8 million in foreign currency transaction losses primarily related to its former U.S. dollar-denominated credit facilities. As a result of the settlement of our Argentine credit facilities in November 2002, our foreign currency transaction loss exposure in Argentina was significantly reduced.

      Realized (Losses) Gains on Investments, Net. In October 2000, TELUS Corporation, a publicly traded Canadian telecommunications company, acquired Clearnet Communications, Inc., a publicly traded Canadian company in which we owned an equity interest. In connection with this acquisition, we exchanged our 8.4 million shares of Clearnet stock for 13.7 million shares of TELUS stock, representing about 4.8% of the ownership interest in TELUS. We recorded a pre-tax gain of about $239.5 million in the fourth quarter of 2000 related to this transaction. During the third quarter of 2001, in connection with our review of our investment portfolio, we recognized a $188.4 million reduction in fair value of our investment in TELUS, based on its stock price as of September 30, 2001. During the fourth quarter of 2001, we sold our investment in TELUS and recognized a $41.6 million pre-tax gain related to the sale. Additional information regarding these transactions can be found in Note 12 to the audited consolidated financial statements included at the end of this annual report on Form 10-K.

      Equity in Gains (Losses) of Unconsolidated Affiliates. Prior to 2001, we recorded equity in gains (losses) of unconsolidated affiliates related to our equity method investments in Nextel Philippines and

NEXNET. As a result of the consolidation of Nextel Philippines during the third quarter of 2000 and the sale of our entire minority interest investment in NEXNET, we no longer record equity in gains (losses) of unconsolidated affiliates. Equity in gains of unconsolidated affiliates for 2001 represents a $9.6 million gain realized during the fourth quarter of 2001 on the sale of our minority interest investment in NEXNET.

      Minority Interest in Losses of Subsidiaries. We acquired the remaining minority shareholders’ equity interests in Nextel Brazil and Nextel Peru in the second quarter of 2000.

      Income Tax Benefit (Provision). During the year ended December 31, 2003, we recognized an income tax benefit of $49.3 million comprised of a reversal of certain deferred tax asset valuation allowances in some of our Mexican, Argentine and Peruvian entities; the reversal of U.S. federal income and foreign withholding tax contingencies no longer applicable to our operations; and current tax expense, related primarily to certain of our Mexican operations.

      During the two months ended December 31, 2002 and the ten months ended October 31, 2002, we incurred a net income tax provision of $4.4 million and $26.2 million, respectively, related primarily to taxable operating company profits.

      During 2001, we recognized a net income tax benefit of $68.8 million primarily due to the reduction of estimated future tax effects of temporary differences related to the value of our licenses held by our operating companies as a result of our asset impairment charges, partially offset by taxes incurred by our U.S. corporate entities related to interest income and services provided to our markets.

      Income (Loss) from Discontinued Operations. In the fourth quarter of 2002, we sold our remaining direct and indirect ownership in Nextel Philippines. As a result of this sale and in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we presented the financial results of Nextel Philippines as discontinued operations for all periods presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. Executive Overview	48
B. Results of Operations	59
1. Year Ended December 31, 2003 vs. Combined Period Ended December 31, 2002	60
a. Consolidated	60
b. Nextel Mexico	65
c. Nextel Brazil	69
d. Nextel Argentina	72
e. Nextel Peru	76
f. Corporate and other	78
2. Combined Period Ended December 31, 2002 vs. Year Ended December 31, 2001	80
a. Consolidated	81
b. Nextel Mexico	86
c. Nextel Brazil	89
d. Nextel Peru	93
e. Nextel Argentina	96
f. Corporate and other	100
C. Liquidity and Capital Resources	103
D. Future Capital Needs and Resources	104
E. Effect of Inflation and Foreign Currency Exchange	107
F. Effect of New Accounting Standards	107
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	108

A. Executive Overview

      Our principal objective is to grow our business in selected markets in Latin America by providing differentiated, high value wireless communications services to business customers, while improving profitability and cash flow. We intend to continue growing our business in a measured fashion, with a primary focus on generating earnings growth and free cash flow and maintaining appropriate controls on costs and capital expenditures. We will seek to add subscribers at rates which do not negatively impact our operating metrics. We may also explore financially attractive opportunities to expand our network coverage in areas where we currently do not provide wireless service. Based on the low wireless penetration in our markets and our current market share in our target customer segment, we believe that we can continue our current subscriber and revenue growth trends while improving our profitability. We believe we will be successful in meeting our objective by:

      Focusing on Major Business Centers in Key Latin American Markets. We operate primarily in large urban markets in Latin America that have a concentration of high usage business customers. We target these markets because we believe they offer favorable long-term growth prospects for our wireless communications services. The cities in which we operate account for a high proportion of total economic activity in each of their respective countries and provide us with a large potential market without the need to build out nationwide wireless coverage. We believe that there are significant opportunities for growth in these markets due to relatively low overall wireless penetration rates and the large number of target business customers.

      Targeting High Value Business Customers. We focus on high end, post-paid customers, targeting primarily businesses because they value our multi-function handsets and our high level of customer service. Our typical customers have between 3 and 30 handsets, while some of our largest customers have over 500 handsets under contract. We believe that our focus on these business customers is a key reason why we have a significantly higher monthly average revenue per unit than reported by our competitors.

      Providing Differentiated Services. We are the only wireless service provider in Mexico, Peru and Brazil that offers digital mobile telephone service and “push-to-talk” digital radio communication, fully integrated in a single wireless device in, among and throughout our service areas in each of these countries. Our unique Direct Connect push-to-talk service provides significant value to our customers by eliminating the long distance and domestic roaming fees charged by other wireless service providers, while also providing added functionality due to the near-instantaneous nature of the communication and the ability to communicate on a one-to-many basis. We add further value by customizing data applications that enhance the productivity of our business customers, such as vehicle and delivery tracking, order entry processing and workforce monitoring applications.

      Delivering Superior Customer Service. In addition to our unique service offerings, we seek to further differentiate ourselves by providing a higher level of customer service generally than our competitors. We work proactively with our customers to match them with service plans offering greater perceived value. After analyzing customer usage and expense data, we strive to minimize a customer’s per minute costs while increasing his overall usage of our array of services, thereby providing higher value to our customers while increasing our monthly revenues. This goal is also furthered by our efforts during and after the sales process to educate customers about our services, multi-function handsets and rate plans. In addition, we have implemented proactive customer retention and “customer for life” programs to increase customer satisfaction and retention. We believe that many of our competitors, who have primarily lower revenue generating prepaid customer bases, do not generally offer the same level of service to customers.

      Selectively Expanding our Service Areas. We believe that we have significant opportunities to grow through selective expansion of our service into additional areas within the countries in which we currently operate. Such expansion may involve building out certain areas in which we already have spectrum, obtaining additional 800 MHZ spectrum in new areas which would enable us to expand our network service areas, and further developing our business in key urban areas along the U.S.-Mexico border. We recently initiated commercial service in Tijuana, Mexico (bordering San Diego, California) this year. In addition, we may consider selectively expanding into other Latin American countries where we do not currently operate. See “Capital Expenditures” for a discussion of the factors that drive our capital spending.

Foreign Currency Exposure

      Nearly all of our revenues are denominated in non-U.S. currencies, although a significant portion of our capital and operating expenditures, including imported network equipment and handsets, and substantially all of our outstanding debt, are denominated in U.S. dollars. Accordingly, fluctuations in exchange rates relative to the U.S. dollar could have a material adverse effect on our earnings or assets. For example, the economic upheaval in Argentina in 2002 led to the unpegging of the Argentine peso to the U.S. dollar exchange rate and the subsequent significant devaluation of the Argentine peso. As a result, we recognized significant foreign currency transaction losses in Argentina in 2002 and our revenues and earnings were significantly adversely affected. Any depreciation of local currencies in the countries in which our operating companies conduct business may also result in increased costs to us for imported equipment and may, at the same time, decrease demand for our products and services in the affected markets. Additional information regarding the impact of weakening currency rates is included in the discussion of our segments under “Results of Operations.”

Recent Developments

      Sale of Common Stock and Convertible Notes Issuance. In September 2003, we sold 2,000,000 shares of our common stock in a public offering at a sale price of $60.00 per share for net proceeds of $113.1 million and privately placed $180.0 million aggregate principal amount of 3.5% convertible notes due 2033 for net proceeds of $174.6 million. We used a portion of the net proceeds from the sale of common stock to pay $86.0 million in consideration for all of the $103.2 million in outstanding principal, as well as $5.5 million in accrued and unpaid interest, under our Brazil equipment facility, resulting in a $22.7 million gain. In addition, we used a portion of the net proceeds from the sale of common stock and the convertible notes issuance to fund a $100.0 million prepayment of our international equipment facility. For additional information, see Note 7 to our audited consolidated financial statements included at the end of this annual report on Form 10-K.

      The convertible notes are senior unsecured debt of the company. The convertible notes bear interest at a rate of 3.5% per year, payable semi-annually in arrears and in cash on March 15 and September 15 of each year, beginning March 15, 2004, and will mature on September 15, 2033, when the entire principal balance of $180.0 million will be due. In addition, the noteholders have the right to require us to repurchase the notes on September 15 of 2010, 2013, 2018, 2023 and 2028 at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest. If a fundamental change or termination of trading, as defined, occurs prior to maturity, the noteholders have the right to require us to repurchase all or part of the notes at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest. The notes are convertible at the option of the holder into shares of our common stock at a conversion rate of 12.5 shares per $1,000 principal amount of notes, subject to adjustment, at any time prior to the close of business on the final maturity date under any of the following circumstances:

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

      Communication Towers Sale-Leaseback. During 2003, in connection with a sale-leaseback agreement we have with American Tower Corporation, our Mexican operating company sold 408 towers for total proceeds of $76.3 million and our Brazilian operating company sold 223 towers for total proceeds of $30.1 million. Subsequent to 2003, our Mexican operating company sold an additional 23 towers for total proceeds of $4.3 million and our Brazilian operating company sold an additional 15 towers for total proceeds of $2.0 million.

      As a result of provisions in the sale-leaseback agreement that provide for continuing involvement by us, we accounted for these tower sales as financing arrangements and therefore did not recognize gains from the sales. We have maintained the tower assets on our balance sheet and continue to depreciate them. We recognized the proceeds received as financing obligations that will be repaid through monthly rent payments over 15 years. Both the proceeds received and rent payments due are denominated in Mexican pesos for the Mexican transactions and in Brazilian reais for the Brazilian transactions. Rent payments are subject to local inflation adjustments. To the extent that American Tower leases these communication towers to third party companies, our base rent and ground rent related to the towers leased are reduced. We recognize ground rent payments as operating expenses in cost of service and tower base rent payments as interest expense and a reduction in the financing obligation using the effective interest method. In addition, we recognize co-location rent payments made by the third party lessees to American Tower as other operating revenues because we are maintaining the tower assets on our balance sheet. During the year ended December 31, 2003, we recognized $3.6 million in other operating revenues related to these co-location lease arrangements.

      On January 1, 2004, we executed a binding term sheet with American Tower whereby both parties agreed to make certain amendments to the sale-leaseback agreement with respect to the construction and/or the acquisition by American Tower of any new towers to be constructed or purchased by our Mexican and our Brazilian operating companies. The most significant of such amendments provide for the elimination of minimum purchase and construction commitments; the establishment of new purchase commitments for the following four years, subject to certain collocation conditions; the extension for an additional four years, subject to certain conditions and limitations, of the right of American Tower to market for collocation existing and new towers; and the reduction of the monthly rent payments, as well as the purchase price, of any existing towers not previously purchased or identified for purchase and of any new sites built.

      Acquisition of Delta Comunicaciones Digitales. In August 2003, our Mexican operating company purchased all of the equity interests of Delta Comunicaciones Digitales S.A. de C.V., an analog trunking company, for a purchase price of $39.3 million, of which $37.4 million was paid through December 31, 2003 using cash on hand. We have preliminarily allocated the purchase price as follows: $35.8 million to licenses, $3.0 million to customer base, $0.2 million to current assets and $0.4 million to other non-current assets. In addition, our Mexican operating company assumed $0.1 million in current liabilities. The licenses acquired provide coverage in numerous areas of Mexico, including Mexico City, Queretaro and Leon, and are intended to help consolidate and expand our spectrum position in Mexico. We are amortizing the licenses acquired over 20 years. As the purchase price for this acquisition was allocated on a preliminary basis, further adjustments may be necessary; however, they are not expected to have a material impact on our financial position or results of operations.

      Mexican Telecommunications Tax. On December 31, 2001, the Mexican Congress created a new tax on the revenues of telecommunications companies, which Nextel Mexico has legally disputed. In November 2002, the Mexican tax authority confirmed that Nextel Mexico’s interconnection services were exempt from payment under the telecommunications tax. The tax authority also stated that, in its opinion, dispatch, paging and value added services were taxable services and had no applicable exceptions. Nextel Mexico continued to accrue and pay taxes related to these services.

      On December 31, 2002, the Mexican Congress amended the tax on the revenues of telecommunications companies. With respect to our interconnection services, based on guidance provided by our legal advisors, we believe such services are exempt from the 2003 telecommunications tax. Consequently, Nextel

Mexico is not accruing taxes specifically related to revenue derived from such services. However, with respect to our dispatch, paging and value added services, Nextel Mexico initiated a legal proceeding to dispute the 2003 telecommunications tax. The guidance received from legal counsel in Mexico related to the expected outcome of the 2002 and 2003 disputes has been inconclusive.

      As part of the legal proceeding to dispute the 2003 telecommunications tax, on April 7, 2003 the Mexican Administrative District Court suspended our obligation to pay the tax until the case is definitively resolved. As a result, Nextel Mexico has not paid the tax, but has reserved the amounts corresponding to the tax on revenue derived from our dispatch, paging and value added services, in order to pay such amount if the court ultimately decides in favor of the government. On October 30, 2003, the President of Mexico issued a decree under which trunking service in Mexico, including the trunking services provided by Nextel Mexico, is exempt from the telecommunications tax on a prospective basis beginning November 1, 2003. We are continuing the legal proceedings with respect to taxes on dispatch paid from January 1, 2003 through October 31, 2003. As of December 31, 2003, accrued expenses and other includes $9.8 million of reserves related to this dispute. The final outcome and related timing of the resolution of this dispute is uncertain. As of January 1, 2004, the Mexican Congress repealed the telecommunications tax on a prospective basis.

      Income Taxes. As of December 31, 2002, we provided a full valuation reserve against primarily all of our net deferred tax assets as realization of the net deferred tax assets could not be sufficiently assured at that time.

      We assessed the realizability of the deferred tax assets throughout 2003. Our assessment considered the reversal of existing deferred tax asset balances, projected future taxable income, tax planning strategies and historical book and future income adjusted for permanent book-to-tax differences. Given our limited operating history, post-reorganization, we limited the analysis of future projections to one year, 2004.

      As a result of this assessment, during the fourth quarter of 2003, we reversed $29.1 million, $8.3 million and $3.6 million of the deferred tax asset valuation allowance related to certain of our operations in Mexico, Argentina and Peru, respectively. This reversal resulted in a consolidated deferred tax benefit of $41.0 million for the year ended December 31, 2003. Subsequent to the reversal, the respective valuation allowance balances are $89.3 million in Mexico, $66.8 million in Argentina and $14.6 million in Peru.

      Realization of any additional deferred tax assets in Mexico, Argentina and Peru depends on continued future profitability in these markets. Our ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, the state of the telecommunications industry and other major markets, the resolution of political uncertainties, competitive pressures and other factors beyond management’s control. If our operations in Mexico, Argentina and Peru continue to demonstrate profitability, we may record additional tax benefits for these markets during 2004. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our foreign operating companies and in our U.S. companies throughout 2004 to determine the appropriate level of valuation reserves.

Subsequent Events

      Convertible Notes Issuance. In January 2004, we privately placed $250.0 million aggregate principal amount of 2.875% convertible notes due 2034. In addition, we granted the initial purchaser an option to purchase up to an additional $50.0 million principal amount of notes, which the initial purchaser exercised in full in February 2004. As a result, we issued an additional $50.0 million aggregate principal amount of convertible notes, resulting in total net proceeds of $291.0 million.

      The convertible notes bear interest at a rate of 2.875% per year, payable semi-annually in arrears and in cash on February 1 and August 1 of each year, beginning August 1, 2004, and will mature on February 1, 2034, when the entire principal balance of $300.0 million will be due. In addition, the noteholders have the right to require us to repurchase the notes on February 1 of 2011, 2014, 2019, 2024 and 2029 at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest. The notes are convertible, at the option of the holder, into shares of our common stock at a conversion rate of 6.2610 shares per $1,000 principal amount of notes, subject to adjustment, prior to the close of business on the final maturity date under any of the following circumstances:

•	during any fiscal quarter commencing after March 31, 2004, if the closing sale price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

•	during the five business day period after any five consecutive trading day period in which the trading price per note for each day of this period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the notes subject to certain limitations;

•	if the notes have been called for redemption; or

•	upon the occurrence of specified corporate events.

We have the option to satisfy the conversion of the notes in shares of our common stock or in cash.

      On or after February 7, 2011 we may redeem for cash some or all of the notes at a price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest.

      Partial Repayment of International Equipment Facility. In February 2004, we prepaid, at face value, $72.5 million of the $125.0 million in outstanding principal under our international equipment facility using proceeds received from the issuance of our 2.875% convertible notes.

      Stock Split. On February 26, 2004, we announced a 3-for-1 common stock split to be effected in the form of a stock dividend that will be paid on March 22, 2004 for holders of record on March 12, 2004.

      Tender Offer for 13.0% Senior Secured Discount Notes. On March 8, 2004, NII Holdings (Cayman), Ltd. (NII Cayman), one of our wholly-owned subsidiaries, retired substantially all of its $180.8 million aggregate principal amount 13.0% senior secured discount notes due 2009 through a cash tender offer, resulting in about a $79.2 million pre-tax loss. NII Cayman financed this tender offer with intercompany loans from NII Holdings and cash on hand. We used a portion of our proceeds from the issuance of our 2.875% convertible notes to fund these intercompany loans to NII Cayman.

Brazilian Contingencies

      Our Brazilian operating company has received tax assessment notices from state and federal Brazilian tax authorities asserting deficiencies in tax payments related primarily to value added taxes and import duties based on the classification of equipment and services. Our Brazilian operating company has filed various petitions disputing these assessments. In some cases our Brazilian operating company has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases our Brazilian operating company’s petitions have been denied and our Brazilian operating company is currently appealing those decisions. Our Brazilian operating company is also disputing certain non-tax related claims. Our Brazilian operating company believes it has appropriately reserved for probable losses related to tax and non-tax matters in accordance with Statement of Financial Accounting Standards, or SFAS, No. 5, “Accounting for Contingencies.” As a result of ongoing analysis, further consultations with external legal counsel and settlements of certain matters during 2003, our Brazilian operating company reversed $6.3 million in accrued liabilities, of which $4.6 million was recorded as a reduction to operating expenses. Additionally, we currently estimate the range of possible losses related to tax and non-tax matters for which we have not accrued liabilities to be between $36.0 million and $40.0 million. From time to time, our Brazilian operating company may also receive additional tax assessment or claim notices of a similar nature. We are continuing to evaluate the likelihood of possible losses, if any, related to all known tax and non-tax contingencies. As a result, future increases or decreases to our accrued contingencies may be necessary.

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

      The SEC has defined a company’s critical accounting policies as those that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results. For additional information see Note 1 to our audited consolidated financial statements included at the end of this annual report on Form 10-K.

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

      We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts. We recognize excess usage, local, long distance and calling party pays revenue at contractual rates per minute as minutes are used. We recognize revenue from accessory sales when title and risk of loss passes upon delivery of the accessory to the customer. We record cash received in excess of revenues earned as deferred revenues.

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

      From January 1, 2000 through October 31, 2002, we recognized revenue from handset sales on a straight-line basis over the expected customer relationship periods of up to four years, starting when the customer took title. Effective November 1, 2002, in connection with our adoption of fresh-start accounting in accordance with Statement of Position, or SOP, 90-7, we revised our revenue recognition policy in connection with our adoption of Emerging Issues Task Force, or EITF, Issue No. 00-21. We believe that we meet the criteria contained in EITF No. 00-21 for separately accounting for sales of our handsets, namely, our handsets have value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of the wireless service that we provide; and delivery of wireless service is probable and substantially in our control. As a result, we now recognize all revenue from sales and related cost of sales of handsets when title and risk of loss passes to the customer. This change did not impact our operating income for the two months ended December 31, 2002 or for the year ended December 31, 2003 and will not change operating income in future periods.

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

      Valuation of Long-Lived Assets. We review long-lived assets such as property, plant and equipment and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A review of our long-lived assets requires us to make estimates of our undiscounted cash flows over several years into the future in order to determine whether our long-lived assets were impaired. If the total of the expected undiscounted future cash flows is less than the carrying amount of the assets, we are required to make estimates of the fair value of our long-lived assets in order to calculate the loss, if any, equal to the difference between the fair value and carrying value of the assets. We make significant assumptions and estimates in this process regarding matters that are inherently uncertain, such as future cash flows, remaining useful lives, discount rates and growth rates. The resulting cash flows are computed over an extended period of time, which subjects those assumptions and estimates to an even larger degree of uncertainty. When known and available, we also use comparable values of similar businesses in lieu of or to corroborate the results from the discounted cash flows approach, although this is generally not entirely comparable since our network technology is proprietary, not widely adopted and relies on the efforts of primarily one vendor for infrastructure, handsets, development and maintenance activities. In conducting these valuations, we generally engage an independent third party valuation expert to review and validate our methodology and conclusions. While we believe that the estimates we use are reasonable, different assumptions regarding these future cash flows, discount rates and growth rates could materially affect our valuations.

      Depreciation of Property, Plant and Equipment. Our business is capital intensive because of our digital mobile networks. We record at cost our digital network assets and other improvements that in management’s opinion, extend the useful lives of the underlying assets, and depreciate the assets over their estimated useful lives. Our digital mobile networks are highly complex and, due to constant innovation and enhancements, certain components of the networks may lose their utility faster than anticipated. We periodically reassess the economic life of these components and make adjustments to their expected lives after considering historical experience and capacity requirements, consulting with the vendor and assessing new product and market demands and other factors. When these factors indicate network components may not be useful for as long as originally anticipated, we depreciate the remaining book value over the remaining useful lives. Further, the timing and deployment of any new technologies could affect the estimated remaining useful lives of our digital network assets, which could have a significant impact on our results of operations in the future.

      Amortization of Intangible Assets. We record our licenses at historical cost and amortize them using the straight-line method based on estimated useful lives of 20 years. We are amortizing the licenses that we acquired prior to our emergence from reorganization in November 2002 over 16 to 17 years, which was the remaining useful life of those licenses upon our emergence. Our licenses and the requirements to maintain the licenses are subject to renewal after the initial term, provided that we have complied with applicable rules and policies in each of our markets. We intend to comply, and believe we have complied, with these rules and policies in all material respects. However, because governmental authorities have discretion as to the grant or renewal of licenses, our licenses may not be renewed, which could have a significant impact on our estimated useful lives. This would affect our results of operations in the future.

      We amortize our customer bases over their respective estimated useful lives, generally two to three years. We amortize the “Nextel” tradename in each of the countries in which we operate over the estimated remaining useful lives of our licenses as of the date we emerged from reorganization, generally 16 to 17 years.

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

      The effects of changes in exchange rates associated with U.S. dollar denominated intercompany loans to our foreign subsidiaries that are of a long-term investment nature are reported as part of the cumulative foreign currency translation adjustment in our consolidated financial statements. We view the intercompany loans from our U.S. subsidiaries to Nextel Brazil and Nextel Chile as of a long-term investment nature. In contrast, the effects of exchange rates associated with U.S. dollar denominated intercompany loans to our foreign subsidiaries that are due, or for which repayment is anticipated, in the foreseeable future, are reported as foreign currency transaction (losses) gains, net in our consolidated statements of operations. As a result, our determination of whether intercompany loans are of a long-term investment nature can have a significant impact on the calculation of foreign currency transaction (losses) gains and the foreign currency translation adjustment.

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

      Reporting Under Chapter 11. Our consolidated financial statements for the two months ended December 31, 2002 and ten months ended October 31, 2002 included at the end of this annual report on 10-K reflect accounting and reporting policies required by SOP 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.”

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

      Consistent with SOP 90-7, we applied fresh-start accounting as of October 31, 2002 and adopted accounting principles that were required to be adopted in our financial statements within twelve months of that date. In addition, on October 31, 2002, we adjusted the carrying values of our assets and liabilities to their estimated fair values in accordance with SOP 90-7.

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

      Income Taxes. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” As such, we use the asset and liability method under which we recognize deferred income taxes for the tax consequences attributable to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities including operating losses and tax loss carryforwards. We measure deferred tax assets and liabilities using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable or settled. We recognize the effect on deferred taxes for a change in tax rates in income in the period that includes the enactment date. We provide a valuation allowance against deferred tax assets if, based upon the weight of available evidence, we believe it is more likely than not that some or all of the deferred tax assets will not be realized.

      We assess the realizeability of our deferred tax assets on a regular basis. Our assessments generally consider several factors, including the reversal of existing deferred tax asset temporary differences, projected future taxable income, tax planning strategies and historical and future book income adjusted for permanent book to tax differences. Given our limited operating history, post-reorganization, we limited the analysis of future projections that we performed in 2003 to only one year, 2004. In connection with our annual deferred tax asset assessment, we may record additional tax benefits in Mexico, Argentina, Peru or our other markets during 2004 related to the release of valuations allowances, if appropriate, at that time.

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

      Following Nextel Communications’ sale of 3,000,000 shares of our common stock on November 13, 2003, Nextel Communications owned, as of December 31, 2003, either directly or indirectly, 4,118,688 shares of our common stock, which represents approximately 17.9% of our issued and outstanding shares of common stock.

      The following are descriptions of other significant transactions consummated with Nextel Communications on November 12, 2002 under our confirmed plan of reorganization. See “Item 13. — Certain Relationships and Related Transactions — Transactions with Nextel Communications” for additional information.

New Spectrum Use and Build-Out Agreement

      On November 12, 2002, we and Nextel Communications entered into a new spectrum use and build-out agreement. Under this agreement, certain of our subsidiaries committed to complete the construction of our network in the Baja region of Mexico, in exchange for proceeds from Nextel Communications of $50.0 million, of which $25.0 million was received in each of 2002 and 2003. We recorded the $50.0 million that we received as deferred revenues and expect to recognize the revenue ratably over 15.5 years. We commenced service on our network in the Baja region of Mexico in September 2003. As a result, during 2003, we recognized $0.8 million in revenues related to this arrangement.

Tax Cooperation Agreement with Nextel Communications

      We had a tax sharing agreement with Nextel Communications, dated January 1, 1997, which was in effect through November 11, 2002. On November 12, 2002, we terminated the tax sharing agreement and entered into a tax cooperation agreement with Nextel Communications under which Nextel Communications and we agreed to retain, for 20 years following the effective date of our plan of reorganization, books, records, accounting data and other information related to the preparation and filing of consolidated tax returns filed for Nextel Communications’ consolidated group.

Amended and Restated Overhead Services Agreement with Nextel Communications

      We had an overhead services agreement with Nextel Communications in effect through November 11, 2002. On November 12, 2002, we entered into an amended and restated overhead services agreement, under which Nextel Communications will provide us, for agreed upon service fees, certain (i) information technology services, (ii) payroll and employee benefit services, (iii) procurement services, (iv) engineering and technical services, (v) marketing and sales services, and (vi) accounts payable services. Either Nextel Communications or we can terminate one or more of the other services at any time with 30 days advance notice. Effective January 1, 2003, we no longer use Nextel Communications’ payroll and employee benefit services, procurement services or accounts payable services.

Third Amended and Restated Trademark License Agreement with Nextel Communications

      On November 12, 2002, we entered into a third amended and restated trademark license agreement with Nextel Communications, which superseded a previous trademark license agreement. Under the new agreement, Nextel Communications granted to us an exclusive, royalty-free license to use within Latin America, excluding Puerto Rico, certain trademarks, including but not limited to the mark “Nextel.” The license continues indefinitely unless terminated by Nextel Communications upon 60 days notice if we commit any one of several specified defaults and fail to cure the default within a 60 day period. Under a side agreement, until the sooner of November 12, 2007 or the termination of the new agreement, Nextel Communications agreed to not offer iDEN service in Latin America, other than in Puerto Rico, and we agreed to not offer iDEN service in the United States.

Standstill Agreement

      As part of our Revised Third Amended Joint Plan of Reorganization, we, Nextel Communications and certain of our noteholders entered into a Standstill Agreement, pursuant to which Nextel

Communications and its affiliates agreed not to purchase (or take any other action to acquire) any of our equity securities, or other securities convertible into our equity securities, that would result in Nextel Communications and its affiliates holding, in the aggregate, more than 49.9% of the equity ownership of us on a fully diluted basis, which we refer to as the “standstill percentage,” without prior approval of a majority of the non-Nextel Communications members of the Board of Directors. We agreed not to take any action that would cause Nextel Communications to hold more than 49.9% of our common equity on a fully diluted basis. If, however, we take action that causes Nextel Communications to hold more than 49.9% of our common equity, Nextel is required to vote all shares in excess of the standstill percentage in the same proportions as votes are cast for such class or series of our voting stock by stockholders other than Nextel Communications and its affiliates.

      During the term of the Standstill Agreement, Nextel Communications and its controlled affiliates have agreed not to nominate to our Board of Directors, nor will they vote in favor of the election to the Board of Directors, any person that is an affiliate of Nextel Communications if the election of such person to the Board of Directors would result in more than two affiliates of Nextel Communications serving as directors. Nextel Communications has also agreed that if at any time during the term of the Standstill Agreement more than two of its affiliates are directors, it will use its reasonable efforts to cause such directors to resign to the extent necessary to reduce the number of directors on our Board of Directors that are affiliates of Nextel Communications to two.

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

      Motorola Credit Corporation currently owns one outstanding share of our Special Director Preferred Stock. The Special Director Preferred Stock gives Motorola Credit Corporation the right to nominate, elect, remove and replace a single member of our board of directors, provided that at the time any such action is taken, Motorola Credit Corporation is the holder of a majority in principal amount of the aggregate indebtedness outstanding under our international equipment financing facility. One of the directors on our board was elected by Motorola through its rights under the Special Director Preferred Stock.

      As of December 31, 2002, we had long-term debt due to Motorola Credit Corporation of $328.0 million, consisting of our $225.0 million international credit facility and our $103.0 million Brazil credit facility. In July 2003, we entered into an agreement to substantially reduce our indebtedness under these facilities. Under this agreement, in September 2003, we prepaid, at face value, $100.0 million of the $225.0 million in outstanding principal under our international credit facility and $86.0 million in consideration of all of the $103.2 million in outstanding principal as well as $5.5 million in accrued and unpaid interest under the Brazil equipment facility, resulting in a $22.4 million gain. As a result, our long-term debt due to Motorola Credit Corporation was $125.0 million as of December 31, 2003. In addition, as further discussed in Note 18 to our audited consolidated financial statements included in this annual report on Form 10-K, in February 2004, in compliance with our international equipment facility credit agreement, we prepaid, at face value, $72.5 million of the $125.0 million in outstanding principal to Motorola Credit Corporation using a portion of the proceeds from the issuance of our 2.875% convertible notes in January and February 2004.

B. Results of Operations

      Operating revenues primarily consist of wireless service revenues and revenues generated from the sale of digital handsets and accessories. Service revenues primarily include fixed monthly access charges for digital mobile telephone service and digital two-way radio and other services, revenues from calling party pays programs and variable charges for airtime and digital two-way radio usage in excess of plan minutes and local and long distance charges derived from calls placed by our customers. See “Revenue Recognition” above and Note 1 to our audited consolidated financial statements included at the end of this annual report on Form 10-K for a description of a recent change in our revenue recognition method related to digital handsets.

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

      Our service and other revenues and the variable component of our cost of service are primarily driven by the number of digital handsets in service and not necessarily by the number of customers, as one customer may purchase one or many digital handsets. Our digital handset and accessory revenues and cost of digital handset and accessory sales are primarily driven by the number of new handsets placed into service and handset upgrades provided during the year.

      Selling and marketing expenses includes all of the expenses related to acquiring customers. General and administrative expenses include expenses related to billing, customer care, collections including bad debt, management information systems, and corporate overhead.

      We present the accounts of our consolidated foreign operating companies utilizing accounts as of a date one month earlier than the accounts of our parent company, U.S. subsidiaries and our non-operating non-U.S. subsidiaries to ensure timely reporting of consolidated results. As a result, the financial position and results of operations of each of our operating companies in Mexico, Brazil, Argentina, Peru and Chile are presented as of and for the year ended November 30. In contrast, financial information relating to our U.S. subsidiaries and our non-operating non-U.S. subsidiaries is presented as of and for the year ended December 31.

      Our financial results for 2002 include separate operating results prior to our emergence from bankruptcy, which we refer to as those of the “Predecessor Company,” and operating results after our emergence from bankruptcy, which we refer to as those of the “Successor Company,” reflecting the application of fresh-start accounting on October 31, 2002 that resulted from our Chapter 11 reorganization. For purposes of comparison to 2003, we combined the results of operations for the ten months ended October 31, 2002 with the results of operations for the two months ended December 31, 2002. As a result of the consummation of our plan of reorganization and the transactions that occurred as a result of the implementation of this plan on November 12, 2002, we are operating our existing business under a new capital structure. Accordingly, our consolidated financial condition and results of operations from and after our reorganization are not fully comparable to our consolidated financial condition or results of operations for periods prior to our reorganization.

1. Year Ended December 31, 2003 vs. Combined Period Ended December 31, 2002

a. Consolidated

			Successor	Predecessor
	Successor		Company	Company
	Company	% of	Two Months	Ten Months	Combined	% of	Change from
	Year Ended	Consolidated	Ended	Ended	Year Ended	Consolidated	Previous Year
	December 31,	Operating	December 31,	October 31,	December 31,	Operating
	2003	Revenues	2002	2002	2002	Revenues	Dollars	Percent

				(dollars in thousands)
Operating revenues
Service and other revenues	$895,615	95%	$137,623	$610,341	$747,964	96%	$147,651	20%
Digital handset and accessory revenues	43,072	5%	5,655	26,754	32,409	4%	10,663	33%

	938,687	100%	143,278	637,095	780,373	100%	158,314	20%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(240,021)	(26)%	(29,930)	(164,994)	(194,924)	(25)%	(45,097)	23%
Cost of digital handset and accessory sales	(134,259)	(14)%	(19,568)	(87,583)	(107,151)	(14)%	(27,108)	25%

	(374,280)	(40)%	(49,498)	(252,577)	(302,075)	(39)%	(72,205)	24%
Selling and marketing expenses	(128,575)	(14)%	(18,937)	(107,912)	(126,849)	(16)%	(1,726)	1%
General and administrative expenses	(187,895)	(20)%	(27,546)	(154,432)	(181,978)	(23)%	(5,917)	3%
Impairment, restructuring and other charges	—	—	—	(15,808)	(15,808)	(2)%	15,808	(100)%
Depreciation and amortization	(87,242)	(9)%	(11,075)	(64,977)	(76,052)	(10)%	(11,190)	15%

Operating income	160,695	17%	36,222	41,389	77,611	10%	83,084	107%
Interest expense, net	(53,759)	(6)%	(8,672)	(147,651)	(156,323)	(20)%	102,564	(66)%
Foreign currency transaction gains (losses), net	6,457	1%	1,357	(183,136)	(181,779)	(23)%	188,236	(104)%
Gain on extinguishment of debt, net	22,404	2%	—	101,598	101,598	13%	(79,194)	(78)%
Reorganization items, net	—	—	—	2,180,223	2,180,223	279%	(2,180,223)	(100)%
Other expense, net	(12,166)	(1)%	(1,557)	(8,918)	(10,475)	(1)%	(1,691)	16%

Income from continuing operations before income tax provision	123,631	13%	27,350	1,983,505	2,010,855	258%	(1,887,224)	(94)%
Income tax benefit (provision)	49,329	5%	(4,449)	(26,185)	(30,634)	(4)%	79,963	(261)%

Net income from continuing operations	172,960	18%	22,901	1,957,320	1,980,221	254%	(1,807,261)	(91)%
Income (loss) from discontinued operations, net	—	—	19,665	(2,277)	17,388	2%	(17,388)	(100)%

Net income	$172,960	18%	$42,566	$1,955,043	$1,997,609	256%	$(1,824,649)	(91)%

1. Operating revenues

      The $158.3 million, or 20%, increase in consolidated operating revenues from the year ended December 31, 2002 to the year ended December 31, 2003 is primarily due to a $147.7 million, or 20%, increase in consolidated service and other revenues, primarily in our Mexican and Argentine markets. This increase was largely the result of a 12% increase in average consolidated digital handsets in service, as well as an increase in average consolidated revenues per handset resulting from the introduction of higher priced service plans and increased usage. We achieved the increase in average consolidated revenues per handset for the year ended December 31, 2003 despite an 11% depreciation in the average value of the Mexican peso and a 10% depreciation in the average value of the Brazilian real compared to the U.S. dollar from 2002 to 2003.

      The increase in consolidated operating revenues was also the result of a $10.7 million, or 33%, increase in consolidated digital handset and accessory revenues from the year ended December 31, 2002 to the year ended December 31, 2003, primarily caused by a change in accounting for digital handset sales that we implemented in the fourth quarter of 2002, under which we now recognize all revenues and cost of revenues from sales of handsets when title and risk of loss pass to the customer. The increase in consolidated digital handset and accessory revenues also resulted from a 10% increase in handset sales and a change in the mix of handsets sold in 2003 toward higher priced models compared to 2002.

2.     Cost of revenues

      The $72.2 million, or 24%, increase in consolidated cost of revenues from the year ended December 31, 2002 to the year ended December 31, 2003 is due to a $45.1 million, or 23%, increase in consolidated cost of service and a $27.1 million, or 25%, increase in consolidated cost of digital handset and accessory sales. The increase in consolidated cost of service resulted in part from a $20.9 million increase in consolidated service and repair costs, largely caused by costs incurred for claims submitted in connection with a new handset insurance program in Mexico during 2003 and the implementation of a new program in Argentina under which new handsets are provided to customers to replace damaged handsets. The increase in consolidated cost of service was also due to a $19.7 million, or 20%, increase in interconnect costs, primarily driven by a 29% increase in consolidated minutes of use, and an $8.2 million, or 11%, increase in site and switch costs largely caused by a 15% increase in the number of cell sites on-air. These increases were partially offset by the depreciation of the Mexican peso and the Brazilian real compared to the U.S. dollar.

      The increase in consolidated cost of digital handset and accessory sales from the year ended December 31, 2002 to the year ended December 31, 2003 primarily resulted from the change in accounting for handset sales that we implemented in the fourth quarter of 2002, as well as a 10% increase in handset sales from 2002 to 2003.

3.     Selling and marketing expenses

      The $1.7 million, or 1%, increase in consolidated selling and marketing expenses from the year ended December 31, 2002 to the year ended December 31, 2003 is primarily due to a $4.0 million, or 5%, increase in consolidated commissions and related sales costs mainly caused by an increase in payroll costs and an increase in commissions incurred as a result of a 10% increase in handset sales, partially offset by a $2.2 million, or 6%, decrease in consolidated advertising expenses and marketing costs resulting from the depreciation of the Mexican peso and the Brazilian real compared to the U.S. dollar.

4.     General and administrative expenses

      The $5.9 million, or 3%, increase in consolidated general and administrative expenses from the year ended December 31, 2002 to the year ended December 31, 2003 is largely the result of the following:

•	a $12.3 million, or 13%, increase in consolidated general corporate expenses primarily caused by an increase in operating taxes on gross revenues in Mexico and Argentina and an increase in payroll and employee related costs as a result of an increase in headcount; and

•	a $5.3 million, or 13%, increase in consolidated customer care and billing operations expenses mainly caused by a 12% increase in average consolidated digital handsets in service and the implementation of customer-for-life retention programs, mainly in Mexico.

These increases were partially offset by a $10.2 million, or 59%, decrease in bad debt expense, which also decreased as a percentage of revenues from 2.2% to 0.8%, primarily as a result of improved collection performance.

5.     Impairment, restructuring and other charges

      During the year ended December 31, 2002, we recorded a $7.9 million impairment charge to write down the remaining values of our Argentine operating company’s long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” $4.8 million in legal and consulting expenses related to our debt restructuring activities, and $3.1 million in restructuring costs related to workforce reductions in some of our markets. We did not incur any impairment, restructuring or other charges during 2003.

6.     Depreciation and amortization

      The $11.2 million, or 15%, increase in consolidated depreciation and amortization from the year ended December 31, 2002 to the year ended December 31, 2003 is primarily due to an increase in amortization resulting from the recognition of customer base assets, largely in Mexico, which have relatively shorter useful lives compared to our other intangible assets, in connection with our application of fresh-start accounting rules on October 31, 2002. This increase was partially offset by a decrease in depreciation resulting from consolidated fixed asset write-downs of $148.6 million that substantially reduced the cost bases of our consolidated fixed assets, which we also recorded as a result of applying fresh-start accounting rules.

7.     Interest expense, net

      The $102.6 million, or 66%, decrease in consolidated interest expense, net, from the year ended December 31, 2002 to the year ended December 31, 2003 is primarily due to the following:

•	the elimination of interest expense that we recognized during the ten months ended October 31, 2002 related to our former senior notes, our former Argentine credit facilities, and our former Motorola incremental international equipment facility, all of which were extinguished or settled on November 12, 2002 in connection with our emergence from Chapter 11 reorganization;

•	a reduction of interest expense related to the $100.0 million principal pay-down of our $225.0 million international equipment facility and pay-off of our $103.2 million Brazil equipment facility in September 2003;

•	a reduction of interest expense related to the discontinuation of handset financing resulting from the pay-down of handset financing liabilities in all of our markets during 2003; and

•	an increase in consolidated interest income, primarily caused by an increase in average cash balances.

This net decrease was partially offset by the following:

•	an increase in interest expense recognized during 2003 as a result of debt incurred in connection with our tower financing transactions;

•	an increase in interest expense recognized related to our new $180.0 million aggregate principal amount 3.5% convertible notes due 2033 that we issued in September 2003;

•	the $4.4 million loss we recognized on the elimination of our interest rate swap; and

•	an increase in accreted interest on our 13.0% senior secured discount notes that we issued in November 2002.

8.     Foreign currency transaction gains (losses), net

      Net foreign currency transaction gains of $6.5 million for the year ended December 31, 2003 are largely the result of $23.8 million in foreign currency transaction gains recognized in Brazil caused by the effects of the appreciation of the Brazilian real on our Brazilian operating company’s U.S. dollar-denominated liabilities, primarily its equipment financing facility, partially offset by $18.8 million in foreign currency transaction losses in Mexico caused by the effects of the depreciation of the Mexican peso on our Mexican operating company’s U.S. dollar-denominated liabilities, primarily its credit facility with Motorola. Net foreign currency transaction losses of $181.8 million for the year ended December 31, 2002 primarily represent the impact of the devaluation and subsequent depreciation of the Argentine peso on its U.S. dollar-denominated credit facilities during 2002.

9. Gain on extinguishment of debt, net

      The $22.4 million net gain on extinguishment of debt for the year ended December 31, 2003 represents the gain we recognized on the settlement of our Brazil equipment facility in September 2003. The $101.6 million net gain on extinguishment of debt for the year ended December 31, 2002 represents a gain we recognized on the settlement of our Argentine credit facility in the fourth quarter of 2002.

10. Reorganization items, net

      Reorganization items, net, of $2,180.2 million for the year ended December 31, 2002 represent the following gains realized from our reorganization and resulting fresh-start accounting adjustments:

•	$2,402.9 million net gain on the extinguishment of our senior notes and related accrued interest; and

•	$37.7 million net gain on the extinguishment of accrued expenses and other.

These gains were partially offset by losses associated with the following write-offs and costs:

•	a $115.1 million charge resulting from adjustments to the carrying values of our long-lived assets and liabilities to estimated fair values in accordance with fresh-start accounting rules;

•	a $92.2 million write off of the unamortized bond discounts on our senior notes;

•	a $31.2 million write off of debt financing costs; and

•	$21.9 million in legal, advisory and employee retention costs.

11.     Income tax provision

      The income tax benefit of $49.3 million for the year ended December 31, 2003 relates to the partial reversal of a deferred tax asset valuation allowance balance in certain of our Mexican, Argentine and Peruvian entities, as well as a reversal of U.S. Federal income and foreign withholding tax contingencies that we previously recorded. The components of the 2003 net income tax benefit were reduced by the income tax provision from our profitable operating companies. The income tax provision for the year ended December 31, 2002 relates primarily to taxable operating company profits.

12.     Income (loss) from discontinued operations

      In November 2002, we sold our remaining direct and indirect ownership interest in our Philippine operating company. As a result, we classified all operations associated with this entity for all periods presented as discontinued operations.

Segment Results

      We refer to our operating companies by the countries in which they operate, such as Nextel Mexico, Nextel Brazil, Nextel Argentina, Nextel Peru and Nextel Chile. We evaluate performance of these segments and provide resources to them based on operating income before depreciation and amortization and impairment, restructuring and other charges, which we refer to as segment earnings. The tables below provide a summary of the components of our consolidated segments for the year ended December 31, 2003 and the combined period ended December 31, 2002. The results of Nextel Chile are included in “Corporate and other.”

						% of
						Consolidated
		% of		% of	Selling,	Selling,
Successor Company		Consolidated		Consolidated	General and	General and	Segment
Year Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
December 31, 2003	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

	(dollars in thousands)
Nextel Mexico	$578,368	62%	$(193,423)	51%	$(168,711)	53%	$216,234
Nextel Brazil	148,545	16%	(84,973)	23%	(49,970)	16%	13,602
Nextel Argentina	118,143	12%	(48,651)	13%	(36,824)	12%	32,668
Nextel Peru	92,575	10%	(45,295)	12%	(26,341)	8%	20,939
Corporate and other	1,571	—	(2,453)	1%	(34,624)	11%	(35,506)
Intercompany eliminations	(515)	—	515	—	—	—	—

Total consolidated	$938,687	100%	$(374,280)	100%	$(316,470)	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Combined Year Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
December 31, 2002	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

	(dollars in thousands)
Nextel Mexico	$447,238	57%	$(152,292)	50%	$(152,505)	49%	$142,441
Nextel Brazil	174,770	22%	(87,510)	29%	(68,947)	22%	18,313
Nextel Argentina	74,517	10%	(23,917)	8%	(35,314)	12%	15,286
Nextel Peru	82,740	11%	(36,606)	12%	(24,465)	8%	21,669
Corporate and other	1,600	—	(2,242)	1%	(27,596)	9%	(28,238)
Intercompany eliminations	(492)	—	492	—	—	—	—

Total consolidated	$780,373	100%	$(302,075)	100%	$(308,827)	100%

A discussion of the results of operations in each of our reportable segments is provided below.

b. Nextel Mexico

			Successor	Predecessor
	Successor	% of	Company	Company		% of
	Company	Nextel	Two Months	Ten Months	Combined	Nextel	Change from
	Year Ended	Mexico’s	Ended	Ended	Year Ended	Mexico’s	Previous Year
	December 31,	Operating	December 31,	October 31,	December 31,	Operating
	2003	Revenues	2002	2002	2002	Revenues	Dollars	Percent

	(dollars in thousands)
Operating revenues
Service and other revenues	$559,198	97%	$92,272	$339,991	$432,263	97%	$126,935	29%
Digital handset and accessory revenues	19,170	3%	3,410	11,565	14,975	3%	4,195	28%

	578,368	100%	95,682	351,556	447,238	100%	131,130	29%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(115,207)	(20)%	(16,169)	(72,166)	(88,335)	(20)%	(26,872)	30%
Cost of digital handset and accessory sales	(78,216)	(13)%	(13,144)	(50,813)	(63,957)	(14)%	(14,259)	22%

	(193,423)	(33)%	(29,313)	(122,979)	(152,292)	(34)%	(41,131)	27%
Selling and marketing expenses	(80,791)	(14)%	(12,524)	(66,525)	(79,049)	(18)%	(1,742)	2%
General and administrative expenses	(87,920)	(15)%	(12,785)	(60,671)	(73,456)	(16)%	(14,464)	20%

Segment earnings	216,234	38%	41,060	101,381	142,441	32%	73,793	52%
Depreciation and amortization	(73,361)	(13)%	(10,256)	(43,648)	(53,904)	(12)%	(19,457)	36%

Operating income	142,873	25%	30,804	57,733	88,537	20%	54,336	61%
Interest expense, net	(17,153)	(3)%	(1,177)	(2,483)	(3,660)	(1)%	(13,493)	369%
Foreign currency transaction losses, net	(18,781)	(4)%	(409)	(17,194)	(17,603)	(4)%	(1,178)	7%
Reorganization items, net	—	—	—	(46,814)	(46,814)	(10)%	46,814	(100)%
Other expense, net	(959)	—	(1,456)	(3,071)	(4,527)	(1)%	3,568	(79)%

Income (loss) before income tax	$105,980	18%	$27,762	$(11,829)	$15,933	4%	$90,047	565%

      Nextel Mexico is our largest and most profitable market segment, comprising 62% of our total revenues and 89% of our total operating income for the year ended December 31, 2003. In recent years, we have directed the substantial portion of our capital investment to Nextel Mexico. Nextel Mexico’s profitability is a result of subscriber growth with increasing average revenues per subscriber and operating costs maintained in line with revenues. Additional subscriber growth was the result of selectively expanding coverage in new markets and improving network quality and capacity, including launching service in Baja California and providing voice and data coverage to a busy cross-border area between Tijuana and San Diego. Coverage expansion and network improvements were attributable to capital expenditures totaling $139.9 million for the year ended December 31, 2003, a 20% increase from 2002, and a 65% share of all capital expenditure investments that we made during 2003, a trend that we expect will likely continue in the near future. Average revenues per subscriber improved due to the implementation of new rate plans and increased minutes of use in interconnect and dispatch traffic. Nextel Mexico also decreased its customer turnover by making concentrated investments in customer retention programs.

      In accordance with generally accepted accounting principles in the United States, we translated Nextel Mexico’s results of operations using the average exchange rates for the year ended December 31, 2003. The average exchange rate of the Mexican peso for the year ended December 31, 2003 depreciated against the U.S. dollar by 11% from the year ended December 31, 2002. As a result, as compared to 2002, the components of Nextel Mexico’s results of operations for 2003 after translation into U.S. dollars reflect lower increases than would have occurred if it were not for the impact of the depreciation of the peso, taking into consideration our one-month lag financial reporting policy for our non-U.S. operating subsidiaries.

1.     Operating revenues

      The $126.9 million, or 29%, increase in service and other revenues from the year ended December 31, 2002 to the year ended December 31, 2003 is primarily a result of the following:

•	a 28% increase in the average number of digital handsets in service resulting from growth in Mexico’s existing markets, the expansion of service coverage in Mexico and continued emphasis on maintaining brand awareness;

•	an increase in average revenue per handset primarily due to the successful implementation of previously introduced monthly service plans and increased usage; and

•	revenue generated from the implementation of an amended handset insurance program during 2003.

These increases were partially offset by the depreciation of the Mexican peso.

      The $4.2 million, or 28%, increase in digital handset and accessory revenues from the year ended December 31, 2002 to the year ended December 31, 2003 is largely the result of a change in accounting for digital handset revenues that Nextel Mexico implemented during the fourth quarter of 2002, when it began recognizing all digital handset revenue and cost of revenue upon delivery of the handset to the customer. This increase is also due to a 10% increase in handset sales and a change in the mix of handsets sold during 2003, which included a higher proportion of expensive models than those sold during 2002.

2.     Cost of revenues

      The $26.9 million, or 30%, increase in cost of service from the year ended December 31, 2002 to the year ended December 31, 2003 is principally a result of the following:

•	increases in variable costs related to interconnect fees resulting from a 49% increase in total system minutes of use, partially offset by decreases in variable rates per minute of use beginning in 2003 when Nextel Mexico renegotiated interconnect rates with some of its traffic carriers;

•	increases in service and repair expenses, primarily due to an amended handset insurance program that resulted in the reclassification of handset insurance program revenues that were netted against costs and an increase in claims under the handset insurance program as a result of growth in Nextel Mexico’s customer base; and

•	increases in fixed costs related to direct switch and transmitter and receiver site costs, including utility and warranty costs that Nextel Mexico incurred resulting from a 22% increase in the number of transmitter and receiver sites in service from December 31, 2002 to December 31, 2003.

These increases were partially offset by the depreciation of the Mexican peso.

      As is the case with our other operating companies, Nextel Mexico subsidizes handset sales to attract new customers and offers handset upgrades and other retention inducements to retain existing customers. The $14.3 million, or 22%, increase in Nextel Mexico’s cost of digital handset and accessory sales from the year ended December 31, 2002 to the year ended December 31, 2003 is primarily due to the change in accounting for digital handset sales described above, an increase in handset upgrades provided to current customers and a 10% increase in handset sales.

3.     Selling and marketing expenses

      The $1.7 million, or 2%, increase in Nextel Mexico’s selling and marketing expenses from the year ended December 31, 2002 to the year ended December 31, 2003 is primarily the result of a $3.7 million increase in direct commission and payroll expenses, primarily due to an increase in local currency payroll costs as a result of an increase in sales and marketing personnel, and an increase in commissions incurred as a result of a 10% increase in handset sales, partially offset by the depreciation of the Mexican peso.

4.     General and administrative expenses

      The $14.5 million, or 20%, increase in Nextel Mexico’s general and administrative expenses from the year ended December 31, 2002 to the year ended December 31, 2003 is primarily a result of the following:

•	a $12.0 million, or 31%, increase in general corporate expenses primarily caused by an increase in operating taxes on certain gross revenues, an increase in payroll and related expenses and higher rent and building maintenance costs; and

•	a $4.2 million, or 23%, increase in customer care and billing operations primarily due to an increase in payroll and related expenses caused by an increase in customer care personnel to support a larger customer base and the implementation of new customer retention programs. Bad debt expense remained relatively flat from 2002 to 2003.

These increases were partially offset by a decrease of $1.6 million, or 15%, in information technology expenses primarily due to lower information technology software maintenance expenses and the depreciation of the Mexican peso.

5.     Depreciation and amortization

      The $19.5 million, or 36%, increase in depreciation and amortization from the year ended December 31, 2002 to the year ended December 31, 2003 is largely due to $38.5 million in intangible assets, in particular customer base and tradename, that Nextel Mexico recognized as a result of the application of fresh-start accounting rules in the fourth quarter of 2002. The recognition of the customer base and its short useful life relative to other intangible assets substantially increased amortization for 2003 compared to 2002. The increase in amortization was partially offset by a decrease in depreciation as a result of $83.2 million in fixed asset write-downs that Nextel Mexico recognized in applying fresh-start accounting rules. These charges substantially reduced the cost bases of Nextel Mexico’s fixed assets, resulting in lower depreciation charges during 2003 compared to 2002. The decrease in depreciation was partially offset by depreciation initiated on $139.9 million of capital expenditures that Nextel Mexico made during 2003.

6.     Interest expense, net

      The $13.5 million increase in interest expense, net, from the year ended December 31, 2002 to the year ended December 31, 2003 is primarily due to the following:

•	interest incurred on Nextel Mexico’s $71.3 million tower financing obligations, which Nextel Mexico incurred in connection with the sale-leaseback of communication towers during 2003;

•	interest incurred on Nextel Mexico’s $125.0 million portion of the international equipment facility for which it became obligated in November 2002; and

•	the recognition of Nextel Mexico’s $2.5 million portion of the loss on the termination of the interest rate swap associated with the international equipment facility in the third quarter of 2003.

      These increases were partially offset by decreases in interest related to Nextel Mexico’s handset financing balances and an increase in interest income due to higher average cash balances, largely due to cash proceeds received in connection with Nextel Mexico’s tower sale-leaseback transactions.

7.     Foreign currency transaction losses, net

      Net foreign currency transaction losses of $18.8 million and $17.6 million for the years ended December 31, 2003 and 2002 are primarily due to the impact from the weakening of the Mexican peso on Nextel Mexico’s U.S. dollar-denominated net liabilities.

8.     Reorganization items, net

      Reorganization items, net, of $46.8 million for the year ended December 31, 2002 represent adjustments to the carrying values of Nextel Mexico’s long-lived assets during the fourth quarter of 2002 as a result of applying fresh-start accounting principles. Reorganization items, net, also include direct costs incurred in connection with our reorganization.

9.     Other expense, net

      The $3.6 million, or 79%, decrease in other expense, net, from the year ended December 31, 2002 to the year ended December 31, 2003 is largely due to lower withholding taxes related to interest paid to Motorola Credit Corporation on handset financing.

c. Nextel Brazil

			Successor	Predecessor
	Successor	% of	Company	Company		% of
	Company	Nextel	Two Months	Ten Months	Combined	Nextel	Change from
	Year Ended	Brazil’s	Ended	Ended	Year Ended	Brazil’s	Previous Year
	December 31,	Operating	December 31,	October 31,	December 31,	Operating
	2003	Revenues	2002	2002	2002	Revenues	Dollars	Percent

	(dollars in thousands)
Operating revenues
Service and other revenues	$138,244	93%	$20,617	$141,908	$162,525	93%	$(24,281)	(15)%
Digital handset and accessory revenues	10,301	7%	1,373	10,872	12,245	7%	(1,944)	(16)%

	148,545	100%	21,990	152,780	174,770	100%	(26,225)	(15)%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(57,057)	(38)%	(6,861)	(57,698)	(64,559)	(37)%	7,502	(12)%
Cost of digital handset and accessory sales	(27,916)	(19)%	(2,973)	(19,978)	(22,951)	(13)%	(4,965)	22%

	(84,973)	(57)%	(9,834)	(77,676)	(87,510)	(50)%	2,537	(3)%
Selling and marketing expenses	(21,862)	(15)%	(2,629)	(20,219)	(22,848)	(13)%	986	(4)%
General and administrative expenses	(28,108)	(19)%	(4,864)	(41,235)	(46,099)	(27)%	17,991	(39)%

Segment earnings	13,602	9%	4,663	13,650	18,313	10%	(4,711)	(26)%
Restructuring and other charges	—	—	—	(695)	(695)	—	695	(100)%
Depreciation and amortization	(5,041)	(3)%	(263)	(9,977)	(10,240)	(6)%	5,199	(51)%

Operating income	8,561	6%	4,400	2,978	7,378	4%	1,183	16%
Interest expense, net	(5,418)	(4)%	(4,569)	(9,879)	(14,448)	(8)%	9,030	(63)%
Foreign currency transaction gains (losses), net	23,751	16%	1,422	(27,669)	(26,247)	(15)%	49,998	(190)%
Gain on extinguishment of debt	22,739	15%	—	—	—	—	22,739	100%
Reorganization items, net	—	—	—	(33,658)	(33,658)	(19)%	33,658	(100)%
Other expense, net	(8,239)	(5)%	(950)	(3,703)	(4,653)	(3)%	(3,586)	77%

Income (loss) before income tax	$41,394	28%	$303	$(71,931)	$(71,628)	(41)%	$113,022	(158)%

      Due to our cash conservation initiatives, from the fourth quarter of 2001 continuing through the first quarter of 2003, we significantly reduced the funding to Nextel Brazil. Because of the reduction in funding, Nextel Brazil was not able to complete the construction of its digital mobile network consistent with the quality standards in our other operations or to invest significant amounts on customer acquisition and retention efforts. As a result, Nextel Brazil experienced high customer turnover, leading to a decreasing customer base and a decline in revenues. During the second quarter of 2003, we completed a review of Nextel Brazil’s sales and customer retention strategy, including branding, pricing, promotion and distribution. In addition, we evaluated Nextel Brazil’s network quality and coverage to ensure our wireless coverage matches our targeted customers’ expectations. As a result of these assessments, we are revitalizing our sales programs by simplifying and launching new rate plans, implementing customer retention programs, enhancing brand awareness and are making modest incremental investments to the digital mobile network in key metropolitan areas of Brazil. While Nextel Brazil has made some progress in adding new customers, reducing customer turnover and improving network quality, we cannot be sure that these efforts will have a significant positive long-term impact on Nextel Brazil’s results of operations in the future.

      In accordance with generally accepted accounting principles in the United States, we translated Nextel Brazil’s results of operations using the average exchange rates for the year ended December 31, 2003. The average exchange rate for the year ended December 31, 2003 depreciated against the U.S. dollar by 10% from the year ended December 31, 2002. As a result, the components of Nextel Brazil’s results of operations for the year ended December 31, 2003 after translation into U.S. dollars reflect decreases compared to its results of operations for the combined year ended December 31, 2002, taking into consideration our one-month lag financial reporting policy for our non-U.S. operating subsidiaries.

1.     Operating revenues

      The $24.3 million, or 15%, decrease in service and other revenues from the year ended December 31, 2002 to the year ended December 31, 2003 is primarily a result of the depreciation of the Brazilian real compared to the U.S. dollar and an 11% decrease in the average number of digital handsets in service. These decreases were partially offset by an increase in average revenue per handset on a local currency basis, largely due to an increase in revenue from calling party pays service agreements that Nextel Brazil implemented with various fixed line and wireless operators, as well as the implementation of new monthly service plans.

      The $1.9 million, or 16%, decrease in digital handset and accessory sales from the year ended December 31, 2002 to the year ended December 31, 2003 primarily resulted from the implementation of a handset rental program in Brazil during 2003, under which customers can rent rather than buy handsets for use on Nextel Brazil’s network, as well as the impact resulting from a change in accounting for digital handset revenues that Nextel Brazil implemented during the fourth quarter of 2002. This decrease was partially offset by an increase in handset sales from 2002 to 2003.

2.     Cost of revenues

      The $7.5 million, or 12%, decrease in cost of service from the year ended December 31, 2002 to the year ended December 31, 2003 primarily resulted from the depreciation of the Brazilian real compared to the U.S. dollar and a decrease in local currency interconnect costs due to a decrease in minutes of use resulting from lower average digital handsets in service. These decreases were partially offset by an increase in direct switch and transmitter and receiver site costs that Nextel Brazil incurred as a result of a 15% increase in the number of transmitter and receiver sites in service from December 31, 2002 to December 31, 2003.

      As is the case with our other operating companies, Nextel Brazil subsidizes handset sales to attract new customers and offers handset upgrades and other retention inducements to retain existing customers. The $5.0 million, or 22%, increase in cost of digital handset and accessory sales from the year ended December 31, 2002 to the year ended December 31, 2003 is largely due to an increase in handset sales and rentals.

3.     Selling and marketing expenses

      The $1.0 million, or 4%, decrease in Nextel Brazil’s selling and marketing expenses from the year ended December 31, 2002 to the year ended December 31, 2003 is primarily a result of the depreciation of the Brazilian real and a decrease in marketing expenses, partially offset by an increase in commissions resulting from an increase in handset sales.

4.     General and administrative expenses

      The $18.0 million, or 39%, decrease in Nextel Brazil’s general and administrative expenses is primarily a result of the following:

•	a $12.2 million, or 54%, decrease in general corporate expenses largely resulting from a $9.8 million, or 143%, reduction in tax and other contingency expenses and the depreciation of the Brazilian real; and

•	a $5.3 million, or 94%, decrease in bad debt expense, which also decreased as a percentage of revenues from 3.2% for the year ended December 31, 2002 to 0.2% for the year ended December 31, 2003, primarily as a result of improved collections during 2003, a change in Nextel Brazil’s bad debt reserve policy and the depreciation of the Brazilian real.

5.     Depreciation and amortization

      The $5.2 million, or 51%, decrease in depreciation and amortization from the year ended December 31, 2002 to the year ended December 31, 2003 is primarily the result of $34.2 million in long-lived asset write-downs that Nextel Brazil recognized as a result of the application of fresh-start accounting rules on October 31, 2002. These write-downs substantially reduced the cost bases of Nextel Brazil’s long-lived assets and resulted in less depreciation during 2003 than during 2002. This decrease in depreciation was partially offset by an increase in amortization related to Nextel Brazil’s customer base, which has a short useful life relative to other intangible assets, that it recognized in connection with fresh-start accounting.

6.     Interest expense, net

      The $9.0 million, or 63%, decrease in net interest expense from the year ended December 31, 2002 to the year ended December 31, 2003 is primarily due to a reduction of interest related to handset financing as a result of the pay-down of Nextel Brazil’s handset financing liabilities during 2003 and the extinguishment of Nextel Brazil’s equipment financing facility in September 2003. These decreases were partially offset by interest incurred on Nextel Brazil’s $31.9 million tower financing obligations, which Nextel Brazil recognized in connection with the sale-leaseback of communication towers during 2003.

7.     Foreign currency transaction gains (losses), net

      Net foreign currency transaction gains of $23.8 million for the year ended December 31, 2003 are largely due to the relative strengthening of the Brazilian real compared to the U.S. dollar on Nextel Brazil’s U.S. dollar-based liabilities during that period, primarily its equipment financing facility. Net foreign currency transaction losses of $26.2 million for the year ended December 31, 2002 are primarily due to the relative weakening of the Brazilian real compared to the U.S. dollar on Nextel Brazil’s U.S. dollar-based liabilities during that period. Nextel Brazil’s exposure to foreign currency transaction losses was reduced significantly in September 2003 as a result of the extinguishment of its equipment financing facility.

8.     Gain on extinguishment of debt

      In July 2003, we entered into an agreement with Motorola Credit Corporation to retire our indebtedness under Nextel Brazil’s equipment financing facility. In connection with this agreement, in September 2003 we paid $86.0 million to Motorola Credit Corporation in consideration of the $103.2 million in outstanding principal and $5.5 million in accrued and unpaid interest under Nextel Brazil’s equipment financing facility. As a result, Nextel Brazil recognized a $22.7 million gain on the retirement of this facility during the year ended December 31, 2003.

9.     Reorganization items, net

      As a result of applying fresh-start accounting rules during the fourth quarter of 2002, Nextel Brazil adjusted the carrying values of its long-lived assets to their estimated fair values and recognized a $32.5 million charge in reorganization items. Reorganization items, net, for the year ended December 31, 2002 also include employee retention costs associated with our Chapter 11 reorganization.

10.     Other expense, net

      The $3.6 million, or 77%, increase in other expense, net, from the year ended December 31, 2002 to the year ended December 31, 2003 is primarily due to an increase in monetary corrections on tax contingencies resulting from higher inflation and interest indexes.

          d. Nextel Argentina

			Successor	Predecessor
	Successor	% of	Company	Company		% of
	Company	Nextel	Two Months	Ten Months	Combined	Nextel	Change from
	Year Ended	Argentina’s	Ended	Ended	Year Ended	Argentina’s	Previous Year
	December 31,	Operating	December 31,	October 31,	December 31,	Operating
	2003	Revenues	2002	2002	2002	Revenues	Dollars	Percent

	(dollars in thousands)
Operating revenues
Service and other
revenues	$106,730	90%	$10,282	$60,920	$71,202	96%	$35,528	50%
Digital handset and accessory revenues	11,413	10%	445	2,870	3,315	4%	8,098	244%

	118,143	100%	10,727	63,790	74,517	100%	43,626	59%

Cost of revenues
Cost of service (exclusive of
depreciation
included below)	(32,740)	(28)%	(2,264)	(14,061)	(16,325)	(22)%	(16,415)	101%
Cost of digital handset and accessory sales	(15,911)	(13)%	(1,240)	(6,352)	(7,592)	(10)%	(8,319)	110%

	(48,651)	(41)%	(3,504)	(20,413)	(23,917)	(32)%	(24,734)	103%
Selling and marketing expenses	(11,030)	(9)%	(1,450)	(9,297)	(10,747)	(14)%	(283)	3%
General and administrative expenses	(25,794)	(22)%	(2,952)	(21,615)	(24,567)	(33)%	(1,227)	5%

Segment earnings	32,668	28%	2,821	12,465	15,286	21%	17,382	114%
Impairment, restructuring and other charges	—	—	—	(8,542)	(8,542)	(12)%	8,542	(100)%
Depreciation and amortization	(4,218)	(4)%	(212)	(2,231)	(2,443)	(3)%	(1,775)	73%

Operating income	28,450	24%	2,609	1,692	4,301	6%	24,149	561%
Interest income (expense), net	459	1%	(156)	(9,318)	(9,474)	(13)%	9,933	(105)%
Foreign currency transaction gains (losses), net	1,335	1%	285	(137,820)	(137,535)	(185)%	138,870	(101)%
Reorganization items, net	—	—	—	(4,112)	(4,112)	(5)%	4,112	(100)%
Other income (expense), net	8,383	7%	(60)	(1,954)	(2,014)	(3)%	10,397	(516)%

Income (loss) before income tax	$38,627	33%	$2,678	$(151,512)	$(148,834)	(200)%	$187,461	(126)%

      In 2002, Nextel Argentina’s operations were negatively impacted by the adverse economic and political conditions existing in Argentina. At the beginning of 2002, Nextel Argentina implemented a contingency plan, which included workforce reductions, the introduction of new handset leasing programs and pricing plans designed to retain customers. As a result of the financial difficulties facing its customers and its policies related to suspension and deactivation of nonpaying customers, Nextel Argentina experienced increased customer turnover rates and higher bad debt expense during the first half of 2002. Despite these challenging conditions, during the second half of 2002, Nextel Argentina grew its business by adding subscribers, lowered its customer turnover and reduced its bad debt expense. Since the beginning of 2003, the macroeconomic environment has begun to show signs of improvement as evidenced by the appreciation of the Argentine peso relative to the U.S. dollar. Consistent with this improved economic environment, Nextel Argentina has continued growing its subscriber base, significantly lowering its customer turnover and reducing its bad debt expense, while substantially increasing its operating revenues. As a result of the uncertainty surrounding the economic conditions in Argentina, we cannot predict whether this trend will continue.

      In accordance with accounting principles generally accepted in the United States, we translated Nextel Argentina’s results of operations using the average exchange rates for the years ended December 31, 2003 and 2002. The average exchange rate of the Argentine peso for the year ended December 31, 2003 depreciated against the U.S. dollar by 2% from the year ended December 31, 2002. As a result, the components of Nextel Argentina’s results of operations for 2003 after translation into U.S. dollars are generally comparable to its results of operations for 2002, taking into consideration our one-month lag financial reporting policy for our non-U.S. operating subsidiaries.

1.     Operating revenues

      The $35.5 million, or 50%, increase in service and other revenues from the year ended December 31, 2002 to the year ended December 31, 2003 is primarily a result of the following:

•	a 20% increase in the average number of digital handsets in service, resulting from growth in Nextel Argentina’s existing markets and lower customer turnover; and

•	an increase in average revenue per handset, largely due to monthly service plans with higher access fees that Nextel Argentina introduced in 2002 and the implementation of a termination fee between mobile carriers during the second quarter of 2003.

      The $8.1 million, or 244%, increase in digital handset and accessory revenues from the year ended December 31, 2002 to the year ended December 31, 2003 is primarily a result of the following:

•	a change in accounting for digital handset revenues that Nextel Argentina implemented during the fourth quarter of 2002, when it began recognizing all digital handset revenue and related cost of revenue upon delivery of the handset to the customer; and

•	an 18% increase in handset sales and a change in the mix of handsets sold during 2003, which included a higher proportion of expensive models than those sold during 2002, when handset sales primarily included lower cost refurbished models.

2.     Cost of revenues

      The $16.4 million, or 101%, increase in cost of service from the year ended December 31, 2002 to the year ended December 31, 2003 is largely a result of the following:

•	an increase in variable costs related to interconnect fees resulting from a 46% increase in total system minutes of use, primarily due to an increase in the number of digital handsets in service and the implementation of rate plans with increased volumes of usable minutes;

•	a significant increase in per minute costs related to interconnect minutes of use resulting from the signing of interconnect agreements with other mobile service providers during the second quarter of 2003;

•	an increase in service and repair costs resulting from increased activity associated with a program under which Nextel Argentina provides new handsets to customers to replace damaged handsets; and

•	an increase in fixed costs related to direct switch and transmitter and receiver site costs that Nextel Argentina incurred as a result of a 7% increase in the number of transmitter and receiver sites in service from December 31, 2002 to December 31, 2003.

      As is the case with our other operating companies, Nextel Argentina subsidizes handset sales to attract new customers and offers handset upgrades and other retention inducements to retain existing customers. The $8.3 million, or 110%, increase in cost of digital handset and accessory sales from the year ended December 31, 2002 to the year ended December 31, 2003 is mostly due to the 18% increase in handset sales and an increase in handset upgrades, as well as a significant increase in the proportion of new to refurbished handsets sold.

3.     Selling and marketing expenses

      The $0.3 million, or 3%, increase in Nextel Argentina’s selling and marketing expenses from the year ended December 31, 2002 to the year ended December 31, 2003 is primarily a result of a $0.4 million, or 12%, increase in indirect commissions, mainly caused by a 19% increase in handset sales obtained through indirect channels.

4.     General and administrative expenses

      The $1.2 million, or 5%, increase in general and administrative expenses from the year ended December 31, 2002 to the year ended December 31, 2003 is primarily a result of a $6.8 million, or 50%, increase in general corporate, customer care and billing operations expenses, mainly as a result of an increase in operating taxes on gross revenues in Argentina. The increase was partially offset by a $4.4 million, or 72%, decrease in bad debt expense, which also decreased as a percentage of revenues from 8.2% for the year ended December 31, 2002 to 1.5% for the year ended December 31, 2003. Bad debt decreased mainly due to stricter credit and collection policies, lower customer turnover and the resulting uncertainty surrounding adverse economic conditions in Argentina during most of 2002, which caused an increase in bad debt expense during that year.

5.     Impairment, restructuring and other charges

      During the year ended December 31, 2002, Nextel Argentina recorded a $7.9 million impairment charge to write down the carrying values of its long-lived assets as a result of the adverse economic conditions in Argentina and incurred $0.6 million in restructuring charges related to workforce reductions. Nextel Argentina did not incur any impairment, restructuring or other charges during the year ended December 31, 2003.

6.     Depreciation and amortization

      The $1.8 million, or 73%, increase in depreciation and amortization from the year ended December 31, 2002 to the year ended December 31, 2003 is principally the result of increased amortization resulting from the recognition of $1.4 million in intangible assets, including $1.1 million in customer base, which has a useful life relatively shorter than other intangible assets, recognized in the fourth quarter of 2002 in connection with the application of fresh-start accounting rules.

7.     Interest income (expense), net

      Interest expense, net, for the year ended December 31, 2002 primarily represents interest related to Nextel Argentina’s credit facilities, which one of our corporate entities repurchased and retired during the fourth quarter of 2002 in connection with our emergence from Chapter 11 reorganization. Following this repurchase, Nextel Argentina is no longer incurring any interest expense related to these credit facilities and does not have any long-term debt. As a result, Nextel Argentina recorded net interest income for the year ended December 31, 2003.

8.     Foreign currency transaction gains (losses), net

      Net foreign currency transaction losses of $137.5 million for the year ended December 31, 2002 are primarily due to the impact of the depreciation of the Argentine peso on Nextel Argentina’s dollar-denominated credit facilities. Nextel Argentina’s exposure to foreign currency transaction losses was reduced significantly during the fourth quarter of 2002 as a result of our repurchase of Nextel Argentina’s credit facilities.

9.     Reorganization items, net

      Reorganization items, net, of $4.1 million for the year ended December 31, 2002 consists principally of a $2.9 million write-down of long-lived assets in accordance with fresh-start accounting principles and other retention costs that Nextel Argentina incurred in connection with our Chapter 11 reorganization.

10.     Other income (expense), net

      In connection with our emergence from Chapter 11 reorganization in 2002, one of our corporate entities repurchased Nextel Argentina’s credit facilities from its creditors. While this corporate entity contributed the principal balance to Nextel Argentina as a capital investment, it forgave the accrued interest related to these credit facilities during the first quarter of 2003. Other income, net, of $8.4 million for the year ended December 31, 2003 consists primarily of the gain related to the forgiveness of this accrued interest. Since this accrued interest was due between a corporate entity and a consolidated subsidiary, its forgiveness did not impact our consolidated results of operations.

          e. Nextel Peru

			Successor	Predecessor
	Successor	% of	Company	Company		% of
	Company	Nextel	Two Months	Ten Months	Combined	Nextel	Change from
	Year Ended	Peru’s	Ended	Ended	Year Ended	Peru’s	Previous Year
	December 31,	Operating	December 31,	October 31,	December 31,	Operating
	2003	Revenues	2002	2002	2002	Revenues	Dollars	Percent

	(dollars in thousands)
Operating revenues
Service and other
revenues	$90,391	98%	$14,303	$66,598	$80,901	98%	$9,490	12%
Digital handset and accessory revenues	2,184	2%	426	1,413	1,839	2%	345	19%

	92,575	100%	14,729	68,011	82,740	100%	9,835	12%

Cost of revenues
Cost of service (exclusive of
depreciation
included below)	(34,049)	(37)%	(4,532)	(20,326)	(24,858)	(30)%	(9,191)	37%
Cost of digital handset and accessory sales	(11,246)	(12)%	(2,036)	(9,712)	(11,748)	(14)%	502	(4)%

	(45,295)	(49)%	(6,568)	(30,038)	(36,606)	(44)%	(8,689)	24%
Selling and marketing expenses	(10,762)	(11)%	(1,796)	(8,610)	(10,406)	(13)%	(356)	3%
General and administrative expenses	(15,579)	(17)%	(3,170)	(10,889)	(14,059)	(17)%	(1,520)	11%

Segment earnings	20,939	23%	3,195	18,474	21,669	26%	(730)	(3)%
Restructuring and other charges	—	—	—	(23)	(23)	—	23	(100)%
Depreciation and amortization	(4,359)	(5)%	(323)	(5,068)	(5,391)	(6)%	1,032	(19)%

Operating income	16,580	18%	2,872	13,383	16,255	20%	325	2%
Interest expense, net	(1,942)	(2)%	(246)	(2,223)	(2,469)	(3)%	527	(21)%
Foreign currency transaction gains (losses), net	165	—	624	(1,030)	(406)	(1)%	571	(141)%
Reorganization items, net	—	—	—	(31,030)	(31,030)	(38)%	31,030	(100)%
Other (expense) income, net	(328)	—	6,983	(530)	6,453	8%	(6,781)	(105)%

Income (loss) before income tax	$14,475	16%	$10,233	$(21,430)	$(11,197)	(14)%	$25,672	(229)%

      Nextel Peru’s revenue growth slowed during 2003 compared to prior years due to lower subscriber growth. Operating revenues increased 27% from the year ended December 31, 2001 to the year ended December 31, 2002, but only increased 12% from the year ended December 31, 2002 to the year ended December 31, 2003. In combination with the 12% increase in operating revenues, an increase in interconnect fees resulting from an increase in rates led to stable segment earnings from 2002 to 2003. We expect Nextel Peru to grow its subscriber base and revenues as it broadens its target market to incorporate subscribers from micro enterprises in addition to its existing focus on small and medium sized corporate and business users.

      Because the U.S. dollar is the functional currency in Peru, Nextel Peru’s results of operations are not significantly impacted by changes in the U.S. dollar to Peruvian sol exchange rate.

1.     Operating revenues

      The $9.5 million, or 12%, increase in service and other revenues from the year ended December 31, 2002 to the year ended December 31, 2003 is primarily the result of a 16% increase in the average number of digital handsets in service, partially offset by a decrease in average revenue per handset, largely due to the implementation of a new rate plan with lower access revenues and higher interconnect rates during 2003.

2.     Cost of revenues

      The $9.2 million, or 37%, increase in cost of service from the year ended December 31, 2002 to the year ended December 31, 2003 is primarily a result of the following:

•	an increase in variable costs related to interconnect fees resulting from a 14% increase in total system minutes of use, largely related to the 16% increase in the average number of digital handsets in service;

•	an increase in average variable cost per interconnect minute of use caused by higher interconnect rates that Nextel Peru began incurring in 2003 as a result of a change in intercarrier settlement methodologies due to a decision made by the Peruvian telecommunications regulator; and

•	an increase in fixed costs related to direct switch and transmitter and receiver site costs, including utility and warranty costs that Nextel Peru incurred as a result of a 6% increase in the number of transmitter and receiver sites in service from December 31, 2002 to December 31, 2003.

3.     Selling and marketing expenses

      The $0.4 million, or 3%, increase in Nextel Peru’s selling and marketing expenses from the year ended December 31, 2002 to the year ended December 31, 2003 is primarily a result of a $0.7 million, or 14%, increase in commissions and payroll expenses, partially offset by a $0.3 million, or 13%, decrease in advertising expenses, largely due to fewer advertising campaigns in 2003.

4.     General and administrative expenses

      The $1.5 million, or 11%, increase in Nextel Peru’s general and administrative expenses from the year ended December 31, 2002 to the year ended December 31, 2003 is primarily a result of the following:

•	a $0.8 million, or 17%, increase in customer care and billing operations expenses primarily as a result of an increase in payroll and related expenses related to an increase in customer care personnel necessary to support a larger customer base; and

•	a $0.8 million, or 29%, increase in information technology expenses largely as a result of the implementation of a renumbering program which added an extra digit to all mobile numbers, new software licenses and maintenance and an increase in payroll and related expenses caused by an increase in information technology personnel.

5.     Depreciation and amortization

      The $1.0 million, or 19%, decrease in depreciation and amortization from the year ended December 31, 2002 to the year ended December 31, 2003 is primarily the result of net long-lived asset write-downs that Nextel Peru recognized in the fourth quarter of 2002 in connection with the application of fresh-start accounting rules. These write-downs substantially reduced the cost bases of certain of Nextel Peru’s long-lived assets, resulting in lower depreciation in 2003. This decrease was partially offset by an increase in amortization resulting from the recognition of a customer base, which has a useful life relatively shorter than other intangible assets, that Nextel Peru recognized in the fourth quarter of 2002 in connection with the application of fresh-start accounting rules.

6.     Interest expense, net

      The $0.5 million, or 21%, decrease in net interest expense from the year ended December 31, 2002 to the year ended December 31, 2003 is primarily a result of less interest expense incurred related to handset financing during 2003 compared to 2002 as a result of the pay-down of outstanding balances, partially offset by interest incurred on Nextel Peru’s $26.4 million portion of the international equipment facility for which Nextel Peru became obligated in November 2002. Nextel Peru repaid the outstanding principal balance of this facility in September 2003. As a result, Nextel Peru’s interest expense should decrease significantly in future periods.

7.     Reorganization items, net

      Reorganization items, net, of $31.0 million for the year ended December 31, 2002 primarily represents a $30.1 million net charge that Nextel Peru recorded to adjust the carrying values of its long-lived assets to their estimated fair values as a result of applying fresh-start accounting rules during the fourth quarter of 2002.

8.     Other (expense) income, net

      Other income, net, of $6.5 million for the year ended December 31, 2002 primarily represents a $6.1 million gain recorded as a result of NII Holdings’ forgiveness of accrued interest on Nextel Peru’s intercompany loan.

          f. Corporate and other

			Successor	Predecessor
	Successor	% of	Company	Company		% of
	Company	Corporate	Two Months	Ten Months	Combined	Corporate	Change from
	Year Ended	and other	Ended	Ended	Year Ended	and other	Previous Year
	December 31,	Operating	December 31,	October 31,	December 31,	Operating
	2003	Revenues	2002	2002	2002	Revenues	Dollars	Percent

	(dollars in thousands)
Operating revenues
Service and other revenues	$1,567	100%	$238	$1,327	$1,565	98%	$2	—
Digital handset and accessory revenues	4	—	1	34	35	2%	(31)	(89)%

	1,571	100%	239	1,361	1,600	100%	(29)	(2)%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(1,483)	(94)%	(193)	(1,146)	(1,339)	(84)%	(144)	11%
Cost of digital handset and accessory sales	(970)	(62)%	(175)	(728)	(903)	(56)%	(67)	8%

	(2,453)	(156)%	(368)	(1,874)	(2,242)	(140)%	(211)	9%
Selling and marketing expenses	(4,130)	(263)%	(539)	(3,259)	(3,798)	(237)%	(332)	9%
General and administrative expenses	(30,494)	NM	(3,774)	(20,024)	(23,798)	NM	(6,696)	28%

Segment losses	(35,506)	NM	(4,442)	(23,796)	(28,238)	NM	(7,268)	26%
Impairment, restructuring and other charges	—	—	—	(6,548)	(6,548)	(409)%	6,548	(100)%
Depreciation and amortization	(755)	(48)%	(367)	(5,733)	(6,100)	(381)%	5,345	(88)%

Operating loss	(36,261)	NM	(4,809)	(36,077)	(40,886)	NM	4,625	(11)%
Interest expense, net	(29,705)	NM	(2,524)	(119,867)	(122,391)	NM	92,686	(76)%
Foreign currency transaction (losses) gains, net	(13)	(1)%	34	(22)	12	1%	(25)	(208)%
(Loss) gain on extinguishment of debt, net	(335)	(21)%	—	101,598	101,598	NM	(101,933)	(100)%
Reorganization items, net	—	—	—	2,281,829	2,281,829	NM	(2,281,829)	(100)%
Other (expense) income, net	(8,567)	(545)%	(6,074)	340	(5,734)	(358)%	(2,833)	49%

(Loss) income before income tax	$(74,881)	NM	$(13,373)	$2,227,801	$2,214,428	NM	$(2,289,309)	(103)%

NM-Not Meaningful

      Corporate and other operating revenues and cost of revenues primarily represent the results of analog operations reported by Nextel Chile. Operating revenues and cost of revenues did not significantly change from the year ended December 31, 2002 to the year ended December 31, 2003 because Nextel Chile’s subscriber base remained stable.

1.     General and administrative expenses

      The $6.7 million, or 28%, increase in general and administrative expenses from the year ended December 31, 2002 to the year ended December 31, 2003 is primarily due to an increase in other general corporate expenses as a result of increases in corporate business insurance costs, largely due to an increase in insurance premiums and additional insurance policies obtained in 2003, outside services expenses, mainly due to an increase in audit and tax fees, and corporate payroll and related costs.

2.     Impairment, restructuring and other charges

      Impairment, restructuring and other charges of $6.5 million for the year ended December 31, 2002 are primarily related to payments we made to third parties who assisted us with our debt restructuring efforts during 2002 and workforce reductions at our corporate headquarters and our Chilean operating companies.

3.     Depreciation and amortization

      The $5.3 million, or 88%, decrease in depreciation and amortization expense from the year ended December 31, 2002 to the year ended December 31, 2003 is primarily due to write-downs of all long-lived assets recognized at the corporate level and by Nextel Chile as a result of the application of fresh-start accounting rules on October 31, 2002. These write-downs substantially reduced the costs bases of our corporate entities’ and Nextel Chile’s long-lived assets and resulted in less depreciation and amortization during 2003 than during 2002.

4.     Interest expense, net

      The $92.7 million, or 76%, decrease in interest expense, net, from the year ended December 31, 2002 to the year ended December 31, 2003 is primarily due to the following:

•	the elimination of interest expense on our former senior notes that we extinguished in connection with our emergence from Chapter 11 reorganization in 2002;

•	a reduction in interest expense on our former $225.0 million international equipment facility, which was entirely held at the corporate level until our emergence from reorganization in 2002, at which point only $70.0 million was held at the corporate level; and

•	an increase in interest income due to higher cash balances at the corporate level as a result of net proceeds received in connection with our stock and note offerings during the third quarter of 2003.

These increases were partially offset by the following:

•	accreted interest on our senior secured discount notes that we issued in November 2002;

•	interest expense that we recognized on the $70.0 million portion of our international equipment facility held at the corporate level, which we fully paid down in September 2003;

•	interest expense that we recognized on our new convertible notes issued in September 2003; and

•	the recognition of a $4.4 million loss on the elimination of our interest rate swap in the third quarter of 2003.

5.     (Loss) gain on extinguishment of debt, net

      The $101.6 million net gain on extinguishment of debt for the year ended December 31, 2002 represents a gain we recognized on the settlement of our Argentine credit facility in the fourth quarter of 2002. We repurchased the $107.6 million outstanding balance and accrued interest in exchange for $5.0 million in cash and the issuance of 400,000 shares of NII Holdings’ common stock.

6.     Reorganization items, net

      Reorganization items, net, of $2,281.8 million for the year ended December 31, 2002 primarily represents the following gains realized from our reorganization:

•	$2,402.9 million on the extinguishment of our former senior notes and related accrued interest; and

•	$34.5 million on the extinguishment of amounts due to Nextel Communications, Inc., acquisition payables, accrued expenses and other.

These gains were partially offset by losses associated with the following write-offs and costs:

•	a $92.2 million write-off of the unamortized bond discounts on our former senior notes;

•	a $31.2 million write-off of debt financing costs;

•	$17.8 million in legal, advisory, retention and tax costs; and

•	a $14.4 million charge resulting from the recording of our assets at their estimated fair values in accordance with fresh-start accounting rules.

7.     Other (expense) income, net

      Other expense, net, of $8.6 million for the year ended December 31, 2003 consists primarily of a loss related to accrued interest that we forgave on Nextel Argentina’s credit facilities that the corporate entity repurchased in the fourth quarter of 2002. Since this accrued interest was due between a corporate entity and a consolidated subsidiary, the forgiveness of accrued interest did not impact our consolidated results of operations.

      Other expense, net, of $5.7 million for the year ended December 31, 2002 consists mainly of a $6.1 million write-off of accrued interest on an intercompany loan between a corporate affiliate and Nextel Peru. Since this accrued interest was due between a corporate entity and a consolidated subsidiary, the forgiveness of accrued interest did not impact our consolidated results of operations.

2. Combined Period Ended December 31, 2002 vs. Year Ended December 31, 2001

      For purposes of comparison to 2001, we combined the results of operations for the ten months ended October 31, 2002 with the results of operations for the two months ended December 31, 2002. However, as a result of the application of fresh-start accounting rules under SOP 90-7 and other events related to the Company’s reorganization, the Predecessor Company’s financial statements for the ten months ended October 31, 2002 are not directly comparable to the Successor Company’s financial statements for the two months ended December 31, 2002. For the same reasons, the combined consolidated results of operations for the year ended December 31, 2002 are not fully comparable to the consolidated results of operations for the year ended December 31, 2001.

          a. Consolidated

	Successor	Predecessor
	Company	Company
	Two Months	Ten Months	Combined	% of		% of	Change from
	Ended	Ended	Year Ended	Consolidated	Year Ended	Consolidated	Previous Year
	December 31,	October 31,	December 31,	Operating	December 31,	Operating
	2002	2002	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in thousands)
Operating revenues	$143,278	$637,095	$780,373	100%	$662,446	100%	$117,927	18%
Cost of revenues (exclusive of depreciation included below)	(49,498)	(252,577)	(302,075)	(39)%	(323,536)	(49)%	21,461	(7)%

Gross margin	93,780	384,518	478,298	61%	338,910	51%	139,388	41%
Selling and marketing expenses	(18,937)	(107,912)	(126,849)	(16)%	(204,840)	(31)%	77,991	(38)%
General and administrative expenses	(27,546)	(154,432)	(181,978)	(23)%	(221,839)	(33)%	39,861	(18)%
Impairment, restructuring and other charges	—	(15,808)	(15,808)	(2)%	(1,581,164)	(239)%	1,565,356	(99)%
Depreciation and amortization	(11,075)	(64,977)	(76,052)	(10)%	(218,562)	(33)%	142,510	(65)%

Operating income (loss)	36,222	41,389	77,611	10%	(1,887,495)	(285)%	1,965,106	(104)%
Interest expense, net	(8,672)	(147,651)	(156,323)	(20)%	(283,981)	(43)%	127,658	(45)%
Reorganization items, net	—	2,180,223	2,180,223	279%	—	—	2,180,223	NM
Gain on extinguishment of debt, net	—	101,598	101,598	13%	—	—	101,598	NM
Foreign currency transaction gains (losses), net	1,357	(183,136)	(181,779)	(23)%	(61,282)	(9)%	(120,497)	197%
Realized losses on investments, net	—	—	—	—	(151,291)	(23)%	151,291	(100)%
Equity in gain of unconsolidated affiliates	—	—	—	—	9,640	2%	(9,640)	(100)%
Other expense, net	(1,557)	(8,918)	(10,475)	(1)%	(4,181)	(1)%	(6,294)	151%

Income (loss) from continuing operations before income tax (provision) benefit	27,350	1,983,505	2,010,855	258%	(2,378,590)	(359)%	4,389,445	(185)%
Income tax (provision) benefit	(4,449)	(26,185)	(30,634)	(4)%	68,750	10%	(99,384)	(145)%

Income (loss) from continuing operations	22,901	1,957,320	1,980,221	254%	(2,309,840)	(349)%	4,290,061	(186)%
Income (loss) from discontinued operations	19,665	(2,277)	17,388	2%	(187,481)	(28)%	204,869	(109)%

Net income (loss)	$42,566	$1,955,043	$1,997,609	256%	$(2,497,321)	(377)%	$4,494,930	(180)%

NM-Not Meaningful

1.     Operating revenues

      The $117.9 million, or 18%, increase in consolidated operating revenues from the year ended December 31, 2001 to the year ended December 31, 2002 is mainly due to an 18% increase in consolidated wireless service and other revenues from $634.7 million for the year ended December 31, 2001 to $748.0 million for the year ended December 31, 2002 primarily due to a 26% increase in average consolidated digital handsets in service, partially offset by a decrease in consolidated average revenues per handset during 2002, largely as a result of the depreciation of the Argentine peso and Brazilian real against the U.S. dollar.

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

      This decrease was partially offset by a 13% increase in cost of service revenues from $173.0 million for the year ended December 31, 2001 to $194.9 million for the year ended December 31, 2002, primarily due to a 12% increase in consolidated interconnect costs as a result of a 44% increase in total minutes of use over the same period, and a 15% increase in consolidated switch and transmitter and receiver site costs, including rent, utility costs and insurance costs related to a 14% increase in the total number of transmitter and receiver sites in service from December 31, 2001 to December 31, 2002.

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

These decreases were partially offset by a $3.6 million or 10% increase in expenses related to billing, collection, customer retention and customer care activities driven by a 26% increase in our average consolidated digital handsets in commercial service.

5.     Impairment, restructuring and other charges

      During the year ended December 31, 2002, we recorded $15.8 million in impairment, restructuring and other charges related to workforce reductions in some of our markets, legal fees related to our debt restructuring and an impairment charge to further write down the long-lived assets of our Argentine operating company.

      During the year ended December 31, 2001, we recorded $1,581.2 million in impairment, restructuring and other charges primarily as a result of the write-down of property, plant and equipment and intangible assets recognized in the fourth quarter of 2001. See Note 11 to the consolidated financial statements included at the end of this annual report on Form 10-K for additional information regarding these charges.

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

13. Other expense, net

      The $6.3 million increase in other expense, net, from the year ended December 31, 2001 to the year ended December 31, 2002 is principally due to $9.5 million of TELUS dividends, partially offset by $3.2 million in initial public offering costs recorded in 2001. The remaining items included in other expense, net, are mainly non-operating tax related charges.

14. Income tax (provision) benefit

      The income tax provision for the year ended December 31, 2002 relates primarily to taxable operating company profits. The income tax benefit for the year ended December 31, 2001 relates primarily to the write-off of deferred tax liabilities resulting from our asset write-downs in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” recorded during the fourth quarter of 2001.

15. Income (loss) from discontinued operations

      In November 2002, we sold our remaining direct and indirect ownership interests in Nextel Philippines. Our income from discontinued operations is $17.4 million, which represents Nextel Philippines’ operating losses through November 30, 2002 of $6.1 million and the impact of the final sale resulting in a gain of $23.5 million.

     Segment Results

      The tables below provide a summary of the components of our consolidated segments for the combined period ended December 31, 2002 and the year ended December 31, 2001. The results of Nextel Chile are included in “Corporate and other.”

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Combined Year Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
December 31, 2002	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

	(dollars in thousands)
Nextel Mexico	$447,238	57%	$(152,292)	50%	$(152,505)	49%	$142,441
Nextel Brazil	174,770	22%	(87,510)	29%	(68,947)	22%	18,313
Nextel Peru	82,740	11%	(36,606)	12%	(24,465)	8%	21,669
Nextel Argentina	74,517	10%	(23,917)	8%	(35,314)	12%	15,286
Corporate and other	1,600	—	(2,242)	1%	(27,596)	9%	(28,238)
Intercompany eliminations	(492)	—	492	—	—	—	—

Total consolidated	$780,373	100%	$(302,075)	100%	$(308,827)	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
Year Ended December 31, 2001	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

	(dollars in thousands)
Nextel Mexico	$289,335	44%	$(118,621)	37%	$(154,781)	36%	$15,933
Nextel Brazil	171,138	26%	(116,508)	36%	(121,940)	29%	(67,310)
Nextel Peru	64,952	10%	(31,077)	9%	(28,505)	7%	5,370
Nextel Argentina	135,320	20%	(55,395)	17%	(77,535)	18%	2,390
Corporate and other	2,240	—	(2,234)	1%	(44,158)	10%	(44,152)
Intercompany eliminations	(539)	—	299	—	240	—	—

Total consolidated	$662,446	100%	$(323,536)	100%	$(426,679)	100%

A discussion of the results of operations in each of our reportable segments is provided below.

          b. Nextel Mexico

	Successor	Predecessor
	Company	Company		% of		% of
	Two Months	Ten Months	Combined	Nextel		Nextel	Change from
	Ended	Ended	Year Ended	Mexico’s	Year Ended	Mexico’s	Previous Year
	December 31,	October 31,	December 31,	Operating	December 31,	Operating
	2002	2002	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in thousands)
Operating revenues	$95,682	$351,556	$447,238	100%	$289,335	100%	$157,903	55%
Cost of revenues (exclusive of depreciation included below	(29,313)	(122,979)	(152,292)	(34)%	(118,621)	(41)%	(33,671)	28%

Gross margin	66,369	228,577	294,946	66%	170,714	59%	124,232	73%
Selling and marketing expenses	(12,524)	(66,525)	(79,049)	(18)%	(87,257)	(30)%	8,208	(9)%
General and administrative expenses	(12,785)	(60,671)	(73,456)	(16)%	(67,524)	(24)%	(5,932)	9%

Segment earnings	41,060	101,381	142,441	32%	15,933	5%	126,508	794%
Impairment, restructuring and other charges	—	—	—	—	(433,945)	(150)%	433,945	(100)%
Depreciation and amortization	(10,256)	(43,648)	(53,904)	(12)%	(67,106)	(23)%	13,202	(20)%

Operating income (loss)	30,804	57,733	88,537	20%	(485,118)	(168)%	573,655	(118)%
Interest expense, net	(1,177)	(2,483)	(3,660)	(1)%	(5,245)	(2)%	1,585	(30)%
Foreign currency transaction (losses) gains, net	(409)	(17,194)	(17,603)	(4)%	1,816	1%	(19,419)	NM
Reorganization items, net	—	(46,814)	(46,814)	(10)%	—	—	(46,814)	NM
Other expense, net	(1,456)	(3,071)	(4,527)	(1)%	(954)	—	(3,573)	375%

Income (loss) before income tax	$27,762	$(11,829)	$15,933	4%	$(489,501)	(169)%	$505,434	(103)%

NM-Not Meaningful

1.     Operating revenues

      Nextel Mexico’s operating revenues for the years ended December 31, 2002 and 2001 are as follows:

	Successor	Predecessor
	Company	Company
	Two Months	Ten Months	Combined		Increase from
	Ended	Ended	Year Ended	Year Ended	Previous Year
	December 31,	October 31,	December 31,	December 31,
	2002	2002	2002	2001	Dollars	Percent

	(dollars in thousands)
Wireless service and other revenues	$92,272	$339,991	$432,263	$280,254	$152,009	54%
Digital handset and accessory sales	3,410	11,565	14,975	9,081	5,894	65%

Total operating revenues	$95,682	$351,556	$447,238	$289,335	$157,903	55%

      The $152.0 million, or 54%, increase in wireless service and other revenues from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily due to the following:

•	a 48% increase in the average number of digital handsets in commercial service from the year ended December 31, 2001 to the year ended December 31, 2002 resulting from growth in Nextel Mexico’s existing markets and a continued emphasis on maintaining brand awareness; and

•	the successful introduction of new monthly service plans that have generated higher average revenues per handset for the year ended December 31, 2002 compared to the year ended December 31, 2001.

      Although the total number of handsets sold in Mexico decreased from the year ended December 31, 2001 to the year ended December 31, 2002, digital handset and accessory sales revenues increased mainly as a result of the 48% increase in the average number of digital handsets in commercial service.

2.     Cost of revenues

      Nextel Mexico’s cost of revenues for the years ended December 31, 2002 and 2001 are as follows:

	Successor	Predecessor
	Company	Company
	Two Months	Ten Months	Combined		Increase from
	Ended	Ended	Year Ended	Year Ended	Previous Year
	December 31,	October 31,	December 31,	December 31,
	2002	2002	2002	2001	Dollars	Percent

	(dollars in thousands)
Cost of providing wireless services and other	$16,169	$72,166	$88,335	$57,011	$31,324	55%
Cost of digital handset and accessory sales	13,144	50,813	63,957	61,610	2,347	4%

Total cost of revenues	$29,313	$122,979	$152,292	$118,621	$33,671	28%

      The $31.3 million, or 55%, increase in cost of providing wireless services and other is primarily attributable to the following factors:

•	an increase in variable costs related to interconnect fees resulting from a 99% increase in total system minutes of use from the year ended December 31, 2001 to the year ended December 31, 2002, mainly due to the increased number of handsets in service and the implementation of usage volume-based promotions; and

•	an increase in fixed costs related to direct switch and transmitter and receiver site costs, including rent, utility and warranty costs that Nextel Mexico incurred resulting from a 30% increase in the number of transmitter and receiver sites in service from December 31, 2001 to December 31, 2002.

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

3.     Selling and marketing expenses

      The $8.2 million decrease in Nextel Mexico’s selling and marketing expenses from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily a result of the following:

•	a $4.9 million, or 13%, decrease in commissions earned by indirect dealers and distributors as a result of fewer digital handsets sold through indirect channels, partially offset by higher average commissions paid per handset sold by indirect dealers;

•	a $3.4 million, or 13%, decrease in advertising expenses primarily due to Nextel Mexico’s shift to less costly advertising programs;

•	a $1.2 million, or 28%, decrease in marketing costs primarily due to a decrease in analog costs, as well as a reduction in temporary and contractor personnel; and

•	a $1.0 million, or 5%, decrease in direct commission and payroll costs as a result of fewer handsets sold by Nextel Mexico’s internal sales force.

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

      c. Nextel Brazil

	Successor	Predecessor
	Company	Company		% of		% of
	Two Months	Ten Months	Combined	Nextel		Nextel	Change from
	Ended	Ended	Year Ended	Brazil’s	Year Ended	Brazil’s	Previous Year
	December 31,	October 31,	December 31,	Operating	December 31,	Operating
	2002	2002	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in thousands)
Operating revenues	$21,990	$152,780	$174,770	100%	$171,138	100%	$3,632	2%
Cost of revenues (exclusive of depreciation included below	(9,834)	(77,676)	(87,510)	(50)%	(116,508)	(68)%	28,998	(25)%

Gross margin	12,156	75,104	87,260	50%	54,630	32%	32,630	60%
Selling and marketing expenses	(2,629)	(20,219)	(22,848)	(13)%	(56,998)	(33)%	34,150	(60)%
General and administrative expenses	(4,864)	(41,235)	(46,099)	(27)%	(64,942)	(38)%	18,843	(29)%

Segment earnings (losses)	4,663	13,650	18,313	10%	(67,310)	(39)%	85,623	(127)%
Impairment, restructuring and other charges	—	(695)	(695)	—	(679,440)	(397)%	678,745	(100)%
Depreciation and amortization	(263)	(9,977)	(10,240)	(6)%	(73,026)	(43)%	62,786	(86)%

Operating income (loss)	4,400	2,978	7,378	4%	(819,776)	(479)%	827,154	(101)%
Interest expense, net	(4,569)	(9,879)	(14,448)	(8)%	10,126	6%	(24,574)	(243)%
Foreign currency transaction gains (losses), net	1,422	(27,669)	(26,247)	(15)%	(62,590)	(37)%	36,343	(58)%
Reorganization items, net	—	(33,658)	(33,658)	(19)%	—	—	(33,658)	NM
Other expense, net	(950)	(3,703)	(4,653)	(3)%	(5,690)	(3)%	1,037	(18)%

Income (loss) before income tax	$303	$(71,931)	$(71,628)	(41)%	$(877,930)	(513)%	$806,302	(92)%

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

1.     Operating revenues

      Nextel Brazil’s operating revenues for the years ended December 31, 2002 and 2001 are as follows:

	Successor	Predecessor
	Company	Company
	Two Months	Ten Months	Combined		Increase from
	Ended	Ended	Year Ended	Year Ended	Previous Year
	December 31,	October 31,	December 31,	December 31,
	2002	2002	2002	2001	Dollars	Percent

	(dollars in thousands)
Wireless service and other revenues	$20,617	$141,908	$162,525	$159,844	$2,681	2%
Digital handset and accessory sales	1,373	10,872	12,245	11,294	951	8%

Total operating revenues	$21,990	$152,780	$174,770	$171,138	$3,632	2%

      The $2.7 million, or 2%, increase in wireless service and other revenues from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily a result of the following factors:

•	a 9% increase in the average number of digital handsets in service from the year ended December 31, 2001 to the year ended December 31, 2002, notwithstanding a decrease in the total ending number of digital handsets in commercial service as of December 31, 2002; and

•	the recognition of revenue from calling party pays service agreements that Nextel Brazil signed and implemented with various fixed line and wireless operators throughout 2002.

      These increases were partially offset by the effects of the 18% depreciation of the Brazilian real compared to the U.S. dollar. As a result, Nextel Brazil’s average revenues per handset decreased from the year ended December 31, 2001 to the year ended December 31, 2002. Although average revenues per handset on a U.S. dollar basis declined modestly, on a local currency basis, average revenues per handset increased as a result of an increase in access fees and the recognition of revenue from calling party pays service agreements.

      Although the total number of handsets sold in Brazil decreased from the year ended December 31, 2001 to the year ended December 31, 2002, digital handset and accessory sales revenues increased mainly as a result of the 9% increase in the average number of digital handsets in commercial service.

      Despite the increase in the average number of handsets in commercial service from the year ended December 31, 2001 to the year ended December 31, 2002, the total ending number of digital handsets in service decreased as of December 31, 2002 due to the slowdown in net subscriber growth beginning in the fourth quarter of 2001.

2.     Cost of revenues

      Nextel Brazil’s cost of revenues for the years ended December 31, 2002 and 2001 are as follows:

	Successor	Predecessor
	Company	Company
	Two Months	Ten Months	Combined		Decrease from
	Ended	Ended	Year Ended	Year Ended	Previous Year
	December 31,	October 31,	December 31,	December 31,
	2002	2002	2002	2001	Dollars	Percent

	(dollars in thousands)
Cost of providing wireless services and other	$6,861	$57,698	$64,559	$70,036	$(5,477)	(8)%
Cost of digital handset and accessory sales	2,973	19,978	22,951	46,472	(23,521)	(51)%

Total cost of revenues	$9,834	$77,676	$87,510	$116,508	$(28,998)	(25)%

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

      As is the case with our other operating companies, Nextel Brazil subsidizes handset sales to attract new customers and offers handset upgrades and other retention inducements to retain existing customers. The $23.5 million, or 51%, decrease in Nextel Brazil’s cost of digital handset and accessory sales from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily due to a 59% decrease in the number of handsets sold over the same period and the depreciation of the Brazilian real compared to the U.S. dollar, offset by an increase in average sales price per handset sold, as a result of more expensive models and a reduction in sales promotions during 2002.

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

          d. Nextel Peru

	Successor	Predecessor
	Company	Company		% of		% of
	Two Months	Ten Months	Combined	Nextel		Nextel	Change from
	Ended	Ended	Year Ended	Peru’s	Year Ended	Peru’s	Previous Year
	December 31,	October 31,	December 31,	Operating	December 31,	Operating
	2002	2002	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in thousands)
Operating revenues	$14,729	$68,011	$82,740	100%	$64,952	100%	$17,788	27%
Cost of revenues (exclusive of depreciation included below)	(6,568)	(30,038)	(36,606)	(44)%	(31,077)	(48)%	(5,529)	18%

Gross margin	8,161	37,973	46,134	56%	33,875	52%	12,259	36%
Selling and marketing expenses	(1,796)	(8,610)	(10,406)	(13)%	(14,339)	(22)%	3,933	(27)%
General and administrative expenses	(3,170)	(10,889)	(14,059)	(17)%	(14,166)	(22)%	107	(1)%

Segment earnings	3,195	18,474	21,669	26%	5,370	8%	16,299	304%
Impairment, restructuring and other charges	—	(23)	(23)	—	(171,590)	(264)%	171,567	(100)%
Depreciation and amortization	(323)	(5,068)	(5,391)	(6)%	(26,117)	(40)%	20,726	(79)%

Operating income (loss)	2,872	13,383	16,255	20%	(192,337)	(296)%	208,592	(108)%
Interest expense, net	(246)	(2,223)	(2,469)	(3)%	(4,141)	(7)%	1,672	(40)%
Foreign currency transaction gains (losses), net	624	(1,030)	(406)	(1)%	573	1%	(979)	(171)%
Reorganization items, net	—	(31,030)	(31,030)	(38)%	—	—	(31,030)	NM
Other income (expense), net	6,983	(530)	6,453	8%	(765)	(1)%	7,218	(944)%

Income (loss) before income tax	$10,233	$(21,430)	$(11,197)	(14)%	$(196,670)	(303)%	$185,473	(94)%

NM-Not Meaningful

1.     Operating revenues

      Nextel Peru’s operating revenues for the years ended December 31, 2002 and 2001 are as follows:

	Successor	Predecessor
	Company	Company
	Two Months	Ten Months	Combined		Increase from
	Ended	Ended	Year Ended	Year Ended	Previous Year
	December 31,	October 31,	December 31,	December 31,
	2002	2002	2002	2001	Dollars	Percent

			(dollars in thousands)
Wireless service and other revenues	$14,303	$66,598	$80,901	$63,572	$17,329	27%
Digital handset and accessory sales	426	1,413	1,839	1,380	459	33%

Total operating revenues	$14,729	$68,011	$82,740	$64,952	$17,788	27%

      The $17.3 million, or 27%, increase in wireless service and other revenues from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily due to a 37% increase in the average number of digital handsets in commercial service, resulting from growth in Nextel Peru’s existing markets and a continued emphasis on maintaining brand awareness. This increase was partially offset by a decrease in Nextel Peru’s average revenues per handset on a U.S. dollar basis from the year ended December 31, 2001 to the year ended December 31, 2002.

      Although the total number of handsets sold in Peru decreased from the year ended December 31, 2001 to the year ended December 31, 2002, digital handset and accessory sales revenues increased mainly as a result of the 37% increase in the average number of digital handsets in commercial service.

2.     Cost of revenues

      Nextel Peru’s cost of revenues for the years ended December 31, 2002 and 2001 are as follows:

	Successor	Predecessor
	Company	Company
	Two Months	Ten Months	Combined		Change from
	Ended	Ended	Year Ended	Year Ended	Previous Year
	December 31,	October 31,	December 31,	December 31,
	2002	2002	2002	2001	Dollars	Percent

	(dollars in thousands)
Cost of providing wireless services and other	$4,532	$20,326	$24,858	$16,617	$8,241	50%
Cost of digital handset and accessory sales	2,036	9,712	11,748	14,460	(2,712)	(19)%

Total cost of revenues	$6,568	$30,038	$36,606	$31,077	$5,529	18%

      The $8.2 million, or 50%, increase in cost of providing wireless services and other is primarily attributable to the following factors:

•	an increase in variable costs related to interconnect fees resulting from a 54% increase in total system minutes of use from the year ended December 31, 2001 to the year ended December 31, 2002, principally resulting from the larger number of handsets in service; and

•	an increase in fixed costs related to direct switch and transmitter and receiver site costs that Nextel Peru incurred resulting from an 18% increase in the number of transmitter and receiver sites in service from December 31, 2001 to December 31, 2002.

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

10. Other expense, net

      The change in other income, net, of $7.2 million from the year ended December 31, 2001 to the year ended December 31, 2002 primarily relates to a $6.1 million gain recorded as a result of our forgiveness of accrued interest on Nextel Peru’s intercompany loan.

          e. Nextel Argentina

	Successor	Predecessor
	Company	Company		% of		% of
	Two Months	Ten Months	Combined	Nextel		Nextel	Change from
	Ended	Ended	Year Ended	Argentina’s	Year Ended	Argentina’s	Previous Year
	December 31,	October 31,	December 31,	Operating	December 31,	Operating
	2002	2002	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in thousands)
Operating revenues	$10,727	$63,790	$74,517	100%	$135,320	100%	$(60,803)	(45)%
Cost of revenues (exclusive of depreciation included below)	(3,504)	(20,413)	(23,917)	(32)%	(55,395)	(41)%	31,478	(57)%

Gross margin	7,223	43,377	50,600	68%	79,925	59%	(29,325)	(37)%
Selling and marketing expenses	(1,450)	(9,297)	(10,747)	(14)%	(38,478)	(28)%	27,731	(72)%
General and administrative expenses	(2,952)	(21,615)	(24,567)	(33)%	(39,057)	(29)%	14,490	(37)%

Segment earnings	2,821	12,465	15,286	21%	2,390	2%	12,896	540%
Impairment, restructuring and other charges	—	(8,542)	(8,542)	(12)%	(262,541)	(194)%	253,999	(97)%
Depreciation and amortization	(212)	(2,231)	(2,443)	(3)%	(44,507)	(33)%	42,064	(95)%

Operating income (loss)	2,609	1,692	4,301	6%	(304,658)	(225)%	308,959	(101)%
Interest expense, net	(156)	(9,318)	(9,474)	(13)%	(12,812)	(10)%	3,338	(26)%
Foreign currency transaction gains (losses), net	285	(137,820)	(137,535)	(184)%	(1)	—	(137,534)	NM
Reorganization items, net	—	(4,112)	(4,112)	(6)%	—	—	(4,112)	NM
Other expense, net	(60)	(1,954)	(2,014)	(3)%	(2,601)	(2)%	587	(23)%

Income (loss) before income tax	$2,678	$(151,512)	$(148,834)	(200)%	$(320,072)	(237)%	$171,238	(53)%

NM-Not Meaningful

      In accordance with generally accepted accounting principles in the United States, we translated Nextel Argentina’s results of operations using the average exchange rates for the years ended December 31, 2002 and 2001. The average exchange rate of the Argentine peso for the year ended December 31, 2002 depreciated against the U.S. dollar by 66% from the same period in 2001. As a result, the components of Nextel Argentina’s results of operations for the year ended December 31, 2002 after translation into U.S. dollars reflect significant decreases as compared to its results of operations for the same period in 2001, taking into consideration our one-month lag financial reporting policy for our non-U.S. subsidiaries. The results of operations for the year ended December 31, 2001 do not reflect any such decreases since the U.S. dollar-to-Argentine peso exchange rate was pegged at one-to-one at that time. Further, as a result of the devaluation of the Argentine peso and subsequent depreciation of the peso against the U.S. dollar, during the year ended December 31, 2002, Nextel Argentina recorded $137.5 million in foreign currency transaction losses related to its U.S. dollar-denominated liabilities, primarily their long-term credit facilities. A continued weakening of the Argentine peso will likely continue to adversely affect Nextel Argentina’s results of operations in future periods. However, Nextel Argentina’s exposure to foreign currency transaction losses will be significantly reduced with our purchase of the outstanding balance owed to Nextel Argentina’s creditors under its U.S. dollar denominated credit facilities on November 12, 2002 when we emerged from Chapter 11 proceedings.

1.     Operating revenues

      Nextel Argentina’s operating revenues for the years ended December 31, 2002 and 2001 are as follows:

	Successor	Predecessor
	Company	Company
	Two Months	Ten Months	Combined		Decrease from
	Ended	Ended	Year Ended	Year Ended	Previous Year
	December 31,	October 31,	December 31,	December 31,
	2002	2002	2002	2001	Dollars	Percent

	(dollars in thousands)
Wireless service and other revenues	$10,282	$60,920	$71,202	$129,364	$(58,162)	(45)%
Digital handset and accessory sales	445	2,870	3,315	5,956	(2,641)	(44)%

Total operating revenues	$10,727	$63,790	$74,517	$135,320	$(60,803)	(45)%

      The $58.2 million, or 45%, decrease in wireless service and other revenues from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily a result of the devaluation of the Argentine peso and subsequent depreciation of the peso compared to the U.S. dollar. Measured in Argentine pesos, wireless service and other revenues increased as a result of the following:

•	a 17% increase in the average number of digital handsets in service from the year ended December 31, 2001 to the year ended December 31, 2002 resulting from growth in Nextel Argentina’s existing markets;

•	the successful introduction of new monthly service plans with higher access fees that have generated higher average revenues per handset on a local currency basis per digital handset in service; and

•	the implementation of general increases in prices to all handsets in service.

      Nextel Argentina’s average revenues per handset on a U.S. dollar basis decreased from the year ended December 31, 2001 to the year ended December 31, 2002 primarily as a result of the devaluation of the Argentine peso and subsequent depreciation of the peso compared to the U.S. dollar.

      Digital handset and accessory sales revenues decreased primarily as a result of the devaluation of the Argentine peso and subsequent depreciation of the peso against the U.S. dollar, partially offset by revenues recognized from handset sales that occurred and were deferred in prior periods.

2.     Cost of revenues

      Nextel Argentina’s cost of revenues for the years ended December 31, 2002 and 2001 are as follows:

	Successor	Predecessor
	Company	Company
	Two Months	Ten Months	Combined		Decrease from
	Ended	Ended	Year Ended	Year Ended	Previous Year
	December 31,	October 31,	December 31,	December 31,
	2002	2002	2002	2001	Dollars	Percent

	(dollars in thousands)
Cost of providing wireless services and other	$2,263	$14,062	$16,325	$28,453	$(12,128)	(43)%
Cost of digital handset and accessory sales	1,241	6,351	7,592	26,942	(19,350)	(72)%

Total cost of revenues	$3,504	$20,413	$23,917	$55,395	$(31,478)	(57)%

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

          f. Corporate and other

	Successor	Predecessor
	Company	Company		% of		% of
	Two Months	Ten Months	Combined	Corporate		Corporate	Change from
	Ended	Ended	Year Ended	and Other	Year Ended	and Other	Previous Year
	December 31,	October 31,	December 31,	Operating	December 31,	Operating
	2002	2002	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in thousands)
Operating revenues	$239	$1,361	$1,600	100%	$2,240	100%	$(640)	(29)%
Cost of revenues (exclusive of depreciation included below)	(368)	(1,874)	(2,242)	(140)%	(2,234)	(100)%	(8)	1%

Gross margin	(129)	(513)	(642)	(40)%	6	NM	(648)	NM
Selling and marketing expenses	(539)	(3,259)	(3,798)	(237)%	(7,768)	(347)%	3,970	(51)%
General and administrative expenses	(3,774)	(20,024)	(23,798)	NM	(36,390)	NM	12,592	(35)%

Segment losses	(4,442)	(23,796)	(28,238)	NM	(44,152)	NM	15,914	(36)%
Impairment, restructuring and other charges	—	(6,548)	(6,548)	(409)%	(33,648)	NM	27,100	(81)%
Depreciation and amortization	(367)	(5,733)	(6,100)	(381)%	(8,724)	(389)%	2,624	(30)%

Operating loss	(4,809)	(36,077)	(40,886)	NM	(86,524)	NM	45,638	(53)%
Interest expense, net	(2,524)	(119,867)	(122,391)	NM	(259,183)	NM	136,792	(53)%
Reorganization items, net	—	2,281,829	2,281,829	NM	—	—	2,281,829	NM
Gain on extinguishment of debt, net	—	101,598	101,598	NM	—	—	101,598	NM
Foreign currency transaction gains (losses), net	34	(22)	12	1%	(1,228)	(55)%	1,240	(101)%
Realized losses on investments, net	—	—	—	—	(151,291)	NM	151,291	(100)%
Equity in gain of unconsolidated affiliates	—	—	—	—	9,640	430%	(9,640)	(100)%
Other (expense) income, net	(6,074)	340	(5,734)	(358)%	5,829	260%	(11,563)	(198)%

(Loss) income from continuing operations before income tax	$(13,373)	$2,227,801	$2,214,428	NM	$(482,757)	NM	$2,697,185	(559)%

NM-Not Meaningful

1.     Operating revenues

      The $0.6 million, or 29%, decrease in analog operating revenues from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily due to a 10% decrease in our Chilean operating companies’ average revenues per handset on a U.S. dollar basis from the year ended December 31, 2001 to the year ended December 31, 2002 and a 9% decrease in their average number of analog handsets in service.

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

4.     General and administrative expenses

      The $12.6 million, or 35%, decrease in corporate and other general and administrative expenses from the year ended December 31, 2001 to the year ended December 31, 2002 is predominantly due to a decrease in information technology and general corporate expenses, principally at the corporate level, resulting from our implementation of cost reductions.

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

7.     Interest expense, net

      The $136.8 million decrease in net interest expense from the year ended December 31, 2001 to the year ended December 31, 2002 primarily resulted from applying SOP 90-7, under which we stopped recognizing interest expense on our former senior redeemable notes effective May 24, 2002.

8.     Reorganization items, net

      Reorganization items, net, primarily represent the following gains realized from our reorganization:

•	$2,402.9 million on the extinguishment of our former senior notes and related accrued interest; and

•	$34.5 million on the extinguishment of amounts due to Nextel Communications, acquisition payables, accrued expenses and other.

      These gains were partially offset by losses associated with the following write-offs and costs:

•	a $92.2 million write-off of the unamortized bond discounts on our former senior notes;

•	a $31.2 million write-off of debt financing costs;

•	$17.8 million in legal, advisory, retention and tax costs; and

•	a $14.4 million charge resulting from the recording of our assets at their estimated fair values in accordance with fresh-start accounting.

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

13. Other (expense) income, net

      The $5.8 million other income, net, for the year ended December 31, 2001 represents primarily $9.5 million of TELUS dividends, which were eliminated as a result of our sale of the investment in TELUS during the fourth quarter of 2001, partially offset by a $3.2 million write-off of initial public offering costs.

      The $5.7 million other expense, net, for the year ended December 31, 2002 consists primarily of a $6.1 million write-off of accrued interest on an intercompany loan between a corporate affiliate and Nextel Peru, partially offset by $0.4 million in other income reported by our Chilean operating companies.

C. Liquidity and Capital Resources

      We had a working capital surplus of $360.6 million as of December 31, 2003, a $217.3 million increase compared to December 31, 2002. The increase in our working capital is primarily attributable to higher consolidated cash balances resulting from our financing activities.

      We recognized net income of $173.0 million for the year ended December 31, 2003, $42.6 million for the two months ended December 31, 2002 and $1,955.0 million for the ten months ended October 31, 2002 and incurred losses of $2,497.3 million in 2001. Net income for the ten months ended October 31, 2002 includes $2,180.2 million in one-time non-operating reorganization items and a $101.6 million one-time non-operating gain on the extinguishment of our Argentine credit facility. Net losses for 2001 include $1,581.2 million in non-cash pre-tax impairment charges, pre-tax restructuring charges and other charges related to continuing operations. Our operating expenses and capital expenditures associated with developing, enhancing and operating our digital mobile networks have more than offset our operating revenues in the past. During 2003, our operating revenues more than offset our operating expenses and cash capital expenditures. While we expect this trend to continue, if business conditions or timing of capital expenditures change, we may not be able to maintain this trend. See “— D. Future Capital Needs and Resources” for a discussion of our future outlook and anticipated sources and uses of funds for 2004.

     Cash Flows

      For comparison purposes, we have combined the Predecessor Company’s cash flows for the ten months ended October 31, 2002 with the Successor Company’s cash flows for the two months ended December 31, 2002. However, as a result of the application of fresh-start accounting rules under SOP 90-7 and other events related to our reorganization, the Predecessor Company’s cash flows for the ten months ended October 31, 2002 are not comparable to the Successor Company’s cash flows for the two months ended December 31, 2002. In addition, the combined cash flows for the year ended December 31, 2002 are not fully comparable to the cash flows for the year ended December 31, 2003.

      Our operating activities provided us with $211.0 million in net cash during 2003, an $82.7 million increase from 2002 resulting from our profitable growth strategy. Our operating activities provided us with $128.3 million of net cash during 2002. We used $132.0 million of net cash in our operating activities in 2001. The $260.3 million increase in generation of cash from 2001 to 2002 was primarily due to our less aggressive growth strategy in 2002 that targeted cash conservation.

      We used $246.5 million in net cash in our investing activities during 2003, an $8.0 million increase from 2002. Cash capital expenditures decreased $28.0 million from $225.4 million in 2002 to $197.4 million in 2003 while cash paid for acquisitions and purchases of licenses increased $35.3 million from $13.8 million in 2002 to $49.1 million in 2003 primarily due to the acquisition of an analog trunking company with spectrum assets in Mexico in 2003. We used $238.5 million of net cash in our investing activities during 2002, a decrease of $297.7 million compared to 2001, primarily due to a $419.6 million decrease in cash capital expenditures. The decrease in capital expenditures was consistent with the implementation of our 2002 cash conservation objectives, including reduced network expansion and subscriber growth. The decrease in capital expenditures was partially offset by $139.1 million in net proceeds received from the sale of our investment in TELUS during 2001.

      Our financing activities provided us with $210.0 million of net cash during 2003, primarily due to $113.1 million in net proceeds that we received from the sale of common stock, $174.6 million in proceeds, net of debt financing costs, that we received from our convertible note issuance and $106.4 million in proceeds that we received from our telecommunication tower sale-leaseback financing transactions that closed during 2003, partially offset by $186.0 million that we repaid under our long-term credit facilities with Motorola.

      Our financing activities provided us with $111.3 million of net cash during 2002, primarily as a result of $140.0 million in gross proceeds we received in connection with our rights offering, partially offset by principal repayments made under our credit facilities and repayments of amounts due to Nextel Communications.

      Our financing activities provided us with $446.0 million of net cash during 2001, primarily resulting from $500.0 million in aggregate proceeds from issuances of shares of our series A exchangeable redeemable preferred stock to a wholly owned subsidiary of Nextel Communications.

D. Future Capital Needs and Resources

      Capital Resources. Our ongoing capital resources depend on a variety of factors, including our existing cash balance, cash flows generated by our operating companies and external financial sources that may be available. As of December 31, 2003, our capital resources included $405.4 million of cash. Our ability to generate sufficient operating cash flows by our operating companies is dependent upon, among other things:

•	the amount of revenue we are able to generate and collect from our customers;

•	the amount of operating expenses required to provide our services;

•	the cost of acquiring and retaining customers, including the subsidies we incur to provide handsets to both our new and existing customers;

•	our ability to continue to grow our customer base; and

•	fluctuations in foreign exchange rates.

      During the third quarter of 2003, we raised $113.1 million in net proceeds from the sale of common stock in a public offering and $174.6 million in net proceeds from the private placement of convertible notes. We used the proceeds received from these financing activities primarily to pay down long-term debt. While we plan to fund our operations using existing cash balances and internally generated cash flows for the foreseeable future, we may access the capital markets if we are able to meet our objectives of lowering our cost of capital, improving our financial flexibility and reducing our foreign currency exposure.

      Consistent with these objectives, in January 2004, we issued $250.0 million aggregate principal amount of 2.875% convertible notes due 2034 for net proceeds of $242.4 million. In addition, we granted the initial purchaser an option to purchase up to an additional $50.0 million principal amount of notes, which the purchaser exercised in February 2004, resulting in an additional $48.6 million in net proceeds. The notes bear interest at a rate of 2.875% per year, payable semi-annually in arrears and in cash on February 1 and August 1 of each year, beginning August 1, 2004. The notes will mature on February 1, 2034, unless earlier converted or redeemed by the holders or repurchased by us.

      In February 2004, we used the proceeds from the issuance of these notes to prepay, at face value, $72.5 million of the $125.0 million in outstanding principal under our international equipment facility. In addition, in March 2004, NII Holdings (Cayman), Ltd., one of our wholly-owned subsidiaries, completed a cash tender offer to purchase substantially all of its 13.0% senior secured discount notes due 2009. NII Holdings (Cayman), Ltd. financed the tender offer with intercompany loans from NII Holdings and cash on hand. We used a portion of our proceeds from the issuance of our 2.875% convertible notes to fund these intercompany loans to NII Holdings (Cayman), Ltd.

      As of December 31, 2003, there were no amounts available for future borrowing under our vendor credit facilities. Under an existing agreement with American Tower, during 2003 we received $106.4 million from tower sale-leaseback transactions. In addition, Nextel Brazil has a facility in place under which it can finance handset purchases. Borrowings under this facility have 180 day maturities and interest is prepaid in U.S. dollars at variable market rates. As of December 31, 2003, there were no amounts outstanding under the Nextel Brazil handset credit facility.

      Our international equipment facility contains numerous restrictive covenants relating to the maintenance of certain financial ratios relative to leverage, segment earnings, revenues, subscribers and fixed charges. The covenants also include, among other restrictions, limitations on indebtedness, transfers, mergers, acquisitions, distributions and investments.

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

      The following table sets forth the amounts and timing of contractual payments for our most significant contractual obligations determined as of December 31, 2003. The information in the table reflects future unconditional payments and is based upon, among other things, the current terms of the relevant agreements, appropriate classification of items under accounting principles generally accepted in the United States that are currently in effect and certain assumptions, such as future interest rates. Future events could cause actual payments to differ significantly from these amounts. See “Item 1. — K. Risk Factors — Our forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs.” Except as required by law, we disclaim any obligation to modify or update the information contained in the table.

	Payments due by period

	Less than			More than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total

	(in thousands)
Senior discount notes, convertible notes and credit facility(1)	$6,300	$154,595	$103,221	$541,697	$805,813
Towers financing obligations(1)	25,194	51,127	52,446	285,942	414,709
Spectrum acquisition obligations	27,869	—	—	—	27,869
Operating leases(2)	30,975	47,894	38,521	45,617	163,007
Purchase obligations(3)	51,893	—	—	—	51,893
Other long-term obligations(4)	—	—	—	47,775	47,775

Total contractual commitments	$142,231	$253,616	$194,188	$921,031	$1,511,066

(1)	These amounts include estimated principal and interest payments based on our expectations as to future interest rates, assuming the current payment schedule.

(2)	These amounts principally include future lease costs, transmitter and receiver sites and switches and office facilities as of December 31, 2003.

(3)	These amounts represent maximum contractual purchase obligations under various agreements with our vendors.

(4)	The amounts due in more than five years include our current estimates of asset retirement obligations based on our expectations as to future retirement costs, inflation rates and timing of retirements.

      Capital Expenditures. Our capital expenditures, including capitalized interest, were $214.3 million for the year ended December 31, 2003 compared to $172.7 million for the year ended December 31, 2002. In the future, we expect to finance our capital spending using cash from operations, cash on hand, cash from tower-sale leaseback transactions and any other external financing that becomes available. Our capital spending is driven by several factors, including:

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

      Our future capital expenditures will be significantly affected by future technology improvements and technology choices. In October 2001, Motorola and Nextel Communications announced an anticipated significant technology upgrade to the iDEN digital mobile network, the 6:1 voice coder software upgrade. We have implemented the network software upgrade for this technology in Mexico. We expect that this software upgrade, which requires that compatible handsets be distributed throughout the network for it to become fully operational, will significantly increase our voice capacity for interconnect calls and leverage our existing investment in infrastructure in Mexico. The 6:1 voice coder is still undergoing refinement in the United States, and we do not expect to sell handsets that will operate on the new voice coder in our markets until mid 2004. In the meantime, the handsets that are designed to be compatible with the new voice coder will continue to operate on the current voice coder. We do not expect to realize significant benefits from the operation of the 6:1 voice coder until after 2004. If there are substantial delays in realizing the benefits of the 6:1 voice coder, we could be required to invest additional capital in our infrastructure to satisfy our network capacity needs. See “Forward Looking Statements.”

      Future Outlook. We believe that our current business plan, which does not contemplate a significant expansion, will not require any additional external funding and we will be able to operate and grow our business while servicing our debt obligations. Our revenues are primarily denominated in foreign currencies. We expect that if current foreign currency exchange rates do not significantly adversely change, we will continue to generate net income for the foreseeable future. See “Forward Looking Statements.”

      In making our assessments of a fully funded business plan and net income, we have considered:

•	cash and cash equivalents on hand and available to fund our operations as of December 31, 2003 of $405.4 million;

•	expected cash flows from operations;

•	expected cash flows from the committed communications tower sale-leaseback financings;

•	the anticipated level of capital expenditures, including a significant positive impact associated with our anticipated receipt of the contemplated iDEN technology upgrade from Motorola;

•	the anticipated level of spectrum acquisitions;

•	our scheduled debt service and handset financing requirements; and

•	cash taxes.

      If our business plans change, including as a result of changes in technology, or if we decide to expand into new markets, or if economic conditions in any of our markets generally, or competitive practices in the mobile wireless telecommunications industry change materially from those currently prevailing or from those now anticipated, or if other presently unexpected circumstances arise that have a material effect on the cash flow or profitability of our mobile wireless business, then the anticipated cash needs of our business as well as the conclusions presented herein as to the adequacy of the available sources of cash and timing on our ability to generate net income could change significantly. Any of these events or circumstances could involve significant additional funding needs in excess of the identified currently available sources, and could require us to raise additional capital to meet those needs. However, our ability to seek additional capital, if necessary, is subject to a variety of additional factors that we cannot presently predict with certainty, including:

•	the commercial success of our operations;

•	the volatility and demand of the capital markets; and

•	the future market prices of our securities.

E. Effect of Inflation and Foreign Currency Exchange

      Our net assets are subject to foreign currency exchange risks since they are primarily maintained in local currencies. Additionally, all of our long-term debt except for our tower financing obligations is denominated entirely in U.S. dollars, which exposes us to foreign currency exchange risks. Nextel Argentina, Nextel Brazil and Nextel Mexico conduct business in countries in which the rate of inflation has historically been significantly higher than that of the United States. We seek to protect our earnings from inflation and possible currency devaluation by periodically adjusting the local currency prices charged by each operating company for sales of handsets and services to its customers. While we routinely monitor our foreign currency exposure and the cost effectiveness of hedging instruments, we have not entered into any hedging transactions.

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

F. Effect of New Accounting Standards

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” We adopted the provisions of SFAS No. 143 during 2002 in connection with our application of fresh start accounting rules. Under the provisions of SFAS No. 143, we record an asset retirement obligation and an associated asset retirement cost when we have a legal obligation in connection with the retirement of tangible long-lived assets. Our obligations under SFAS No. 143 arise from certain of our leases and relate primarily to the cost of removing our equipment from such leased sites. At the time of adoption we were not able to reasonably estimate our asset retirement obligations or the associated asset retirement costs since the settlement date of our obligations and the probability of enforcement of the remediation clauses were not determinable. Based on additional analysis that we performed during the third quarter of 2003, we recorded $2.8 million of asset retirement obligations and associated asset retirement costs under which we are legally obligated to retire tangible long-lived assets. As of December 31, 2003, our asset retirement obligations balance totaled $3.0 million and associated asset retirement cost balance totaled $3.3 million. For the year ended December 31, 2003, we also incurred a related $0.3 million of depreciation expense and $0.7 million of accretion expense, which is included in cost of service. The impact of implementing the provisions of SFAS No. 143 was not material to our financial position or results of operations for the year ended December 31, 2003.

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

      In December 2003, the Securities and Exchange Commission issued SAB No. 104, “Revenue Recognition,” superceding SAB No. 101 and its accompanying issuances codified in SEC Topic 13, “Revenue Recognition.” In particular, SAB No. 104 rescinds accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, which was superceded by EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. While the wording of SAB No. 104 reflects the issuance of EITF Issue No. 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by SAB No. 104. As noted above, we changed our handset revenue and cost policy in accordance with EITF Issue No. 00-21 effective November 1, 2002. Therefore, the adoption of SAB No. 104 did not have a material impact on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Our revenues are primarily denominated in foreign currencies, while a significant portion of our operations are financed in U.S. dollars through our senior secured discount notes, our convertible notes and our international equipment facility held by Nextel Mexico, which is also denominated in U.S. dollars. As a result, fluctuations in exchange rates relative to the U.S. dollar expose us to foreign currency exchange risks. These risks include potential transaction losses on certain of our U.S. dollar-denominated long-term debt and the impact of translating our local currency reported earnings into U.S. dollars when the U.S. dollar strengthens against the local currencies of our foreign operations. In addition, during 2003, we entered into local currency-based communication tower sale-leaseback transactions in Mexico and Brazil, which we are accounting for as financing transactions (see Note 7 to our consolidated financial statements). Due to the limited availability of long-term instruments, we currently do not hedge assets or liabilities denominated in foreign currencies or foreign currency transactions.

      We are also exposed to interest rate risk due to fluctuations in the U.S. prime rate and the six-month London Interbank Offered Rate, or LIBOR. These rates are used to determine the variable rates of interest that are applicable to borrowings under our international equipment facility. Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. In some cases, we have used derivative instruments to manage this interest rate exposure by achieving a desired proportion of fixed rate versus variable rate borrowings.

We only used derivative instruments for non-trading purposes (see Note 7 to our consolidated financial statements). In February 2003, we entered into an interest rate swap that hedged our exposure to variability in interest rates on our international equipment facility. We terminated this interest rate swap in September 2003 in connection with the early extinguishment of a portion of this facility. We do not have any derivative instruments in place as of December 31, 2003 other than one of the conversion features embedded in our convertible notes (see Note 7 to our consolidated financial statements).

      The table below presents principal amounts, related interest rates by year of maturity and aggregate amounts as of December 31, 2003 for our fixed and variable rate debt obligations, including our senior secured discount notes, our 3.5% convertible notes, our international equipment facility and our tower financing obligations. The table also reflects the prepayment of $72.5 million of the $125.0 million in outstanding principal under our international equipment facility in January 2004 and the retirement of our senior secured discount notes as a result of the completion of a tender offer for these notes in March 2004. We determined the fair values included in this section based on:

•	quoted market prices for our senior secured discount notes and convertible notes;

•	carrying values for our vendor credit facilities as of December 31, 2003 as interest rates are reset periodically; and

•	carrying values for our tower financing obligations as interest rates were set recently when we entered into these transactions.

      The changes in the fair values of our debt compared to their fair values as of December 31, 2002 reflect changes in applicable market conditions. All of the information in the table is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows associated with our long-term debt are denominated in U.S. dollars (US$), Mexican pesos (MP) and Brazilian reais (BR).

	Year of Maturity						2003		2002

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value	Total	Fair Value

	(dollars in thousands)
Long-Term Debt:
Fixed Rate (US$)	$180,821	$—	$—	$—	$—	$180,000	$360,821	$383,580	$180,821	$135,616
Average Interest Rate	13.0%	—	—	—	—	3.5%	8.3%		13.0%
Fixed Rate (MP)	$1,286	$1,518	$1,793	$2,120	$2,509	$61,978	$71,204	$71,204	$—	$—
Average Interest
Rate	17.8%	17.8%	17.8%	17.8%	17.8%	17.8%	17.8%		—
Fixed Rate (BR)	$180	$238	$315	$418	$553	$30,176	$31,880	$31,880	$5,755	$5,755
Average Interest Rate	28.4%	28.4%	28.4%	28.4%	28.4%	28.4%	28.4%		23.0%
Variable Rate (US$)	$72,507	$—	$10,827	$41,666	$—	$—	$125,000	$125,000	$372,383	$372,383
Average Interest Rate	6.2%	—	6.2%	6.2%	—	—	6.2%		7.0%

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A. Controls and Procedures

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and

Exchange Commission. We continuously monitor all of our controls and procedures to ensure that they are operating effectively and consistently across the company as a whole. For example, we are in the process of replacing the financial reporting system in Brazil to be consistent with the Oracle-based financial system platform currently in place in our other operating companies and in the U.S. We expect to have this system available in the second quarter of 2004.

      As of the end of the period covered in this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and in our operating companies, including our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, these officers concluded that our disclosure controls and procedures were effective. Our management teams are also responsible for establishing and maintaining adequate internal controls over our financial reporting. There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Except as to certain information regarding executive officers included in Part I hereof and incorporated herein by reference, the information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2004 Annual Meeting of Stockholders, under the captions “Election of Directors,” “Governance of the Company — Committees of the Board — Audit Committee,” “Securities Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” and “Governance of the Company — Code of Ethics.”

Item 11.	Executive Compensation

      The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2004 Annual Meeting of Stockholders under the captions “Governance of the Company — Director Compensation” and “Executive Compensation” (except for the information set forth under the captions “Executive Compensation — Compensation Committee Report on Executive Compensation” and “Performance Graph”).

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Except as to certain information regarding securities authorized for issuance under equity compensation plans included in Part II hereof and incorporated herein by reference, the information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2004 Annual Meeting of Stockholders under the captions “Securities Ownership.”

Item 13. Certain Relationships and Related Transactions

      The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2004 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services

      The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2004 Annual Meeting of Stockholders under the caption “Audit Information” (except for the information set forth under “Audit Committee Report”).

PART IV

Item 15.	Exhibits, Financial Statement Schedule and Reports on Form 8-K

      (a)(1) Financial Statements. Financial statements and independent auditors’ reports filed as part of this report are listed below:

Page

Report of Independent Auditors	F-2
Independent Auditors’ Report	F-3
Consolidated Balance Sheets — As of December 31, 2003 and 2002	F-4
Consolidated Statements of Operations — For the Year Ended December 31, 2003 (Successor Company), Two Months Ended December 31, 2002 (Successor Company), Ten Months Ended October 31, 2002 (Predecessor Company) and Year Ended December 31, 2001 (Predecessor Company)
F-5
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity — For the Year Ended December 31, 2003 (Successor Company), Two Months Ended December 31, 2002 (Successor Company), Ten Months Ended October 31, 2002 (Predecessor Company) and Year Ended December 31, 2001 (Predecessor Company)
F-6
Consolidated Statements of Cash Flows — For the Year Ended December 31, 2003 (Successor Company), Two Months Ended December 31, 2002 (Successor Company), Ten Months Ended October 31, 2002 (Predecessor Company) and Year Ended December 31, 2001 (Predecessor Company)
F-7
Notes to Consolidated Financial Statements	F-8

(2)	Financial Statement Schedule. The following financial statement schedule is filed as part of this report and is included in Item 15(d) below. Schedules other than the schedule listed below are omitted because they are either not required or not applicable.

Page

Schedule II — Valuation and Qualifying Accounts	F-65

(3)	List of Exhibits. The exhibits filed as part of this report are listed in the Exhibit Index, which is incorporated in this item by reference.

(b)	Reports on Form 8-K.

•	On October 29, 2003, we filed a Current Report on Form 8-K, dated October 29, 2003, which furnished under Item 12 a press release announcing certain financial and operating results for the quarter and nine months ended September 30, 2003; and

•	On November 17, 2003, we filed a Current Report on Form 8-K, dated November 13, 2003, which reported under Item 7 our Form of Underwriting Agreement dated November 13, 2003, between the Registrant, NII Holdings, Inc., the Selling Stockholder, Nextel Communications, Inc. and the Underwriter, Goldman, Sachs & Co.

(c)	Exhibits. The exhibits filed as part of this report are listed in Item 15(a)(3) above.

(d)	Financial Statement Schedule. The financial statement schedule filed as part of this report is listed in Item 15(a)(2) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NII HOLDINGS, INC.

By:	/s/ RICARDO L. ISRAELE

Ricardo L. Israele
Vice President and Controller (Principal Accounting Officer)

March 12, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2004.

Signature	Title

/s/ STEVEN M. SHINDLER Steven M. Shindler	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ BYRON R. SILIEZAR Byron R. Siliezar	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ STEVEN P. DUSSEK Steven P. Dussek	Director

/s/ NEAL P. GOLDMAN Neal P. Goldman	Director

/s/ CHARLES M. HERINGTON Charles M. Herington	Director

/s/ CAROLYN KATZ Carolyn Katz	Director

/s/ DONALD E. MORGAN Donald E. Morgan	Director

/s/ JOHN W. RISNER John W. Risner	Director

/s/ CHARLES F. WRIGHT Charles F. Wright	Director

NII HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT AUDITORS	F-2

INDEPENDENT AUDITORS’ REPORT	F-3

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets — As of December 31, 2003 and 2002	F-4

Consolidated Statements of Operations — For the Year Ended December 31, 2003 (Successor Company), Two Months Ended December 31, 2002 (Successor Company), Ten Months Ended October 31, 2002 (Predecessor Company) and Year Ended December 31, 2001 (Predecessor Company)
F-5

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity — For the Year Ended December 31, 2003 (Successor Company), Two Months Ended December 31, 2002 (Successor Company), Ten Months Ended October 31, 2002 (Predecessor Company) and Year Ended December 31, 2001 (Predecessor Company)
F-6

Consolidated Statements of Cash Flows — For the Year Ended December 31, 2003 (Successor Company), Two Months Ended December 31, 2002 (Successor Company), Ten Months Ended October 31, 2002 (Predecessor Company) and Year Ended December 31, 2001 (Predecessor Company)
F-7
Notes to Consolidated Financial Statements	F-8

FINANCIAL STATEMENT SCHEDULE
Schedule II — Valuation and Qualifying Accounts	F-65

NII HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and

Stockholders of NII Holdings, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 112 present fairly, in all material respects, the financial position of NII Holdings, Inc. and its subsidiaries at December 31, 2003 and the result of their operations and their cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(1) on page 112 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements for the year ended December 31, 2003. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

March 11, 2004

NII HOLDINGS, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

NII Holdings, Inc.
Reston, Virginia

      We have audited the accompanying consolidated balance sheets of NII Holdings, Inc. and subsidiaries as of December 31, 2002 (Successor Company consolidated balance sheet) and 2001 (Predecessor Company consolidated balance sheet), and the related consolidated statements of operations, changes in stockholders’ (deficit) equity and cash flows for the two months ended December 31, 2002 (Successor Company consolidated operations), the ten months ended October 31, 2002, and the year ended December 31, 2001 (Predecessor Company consolidated operations). Our audits also included the information related to the above periods within the financial statement schedule II listed on page F-1. These consolidated financial statements and the financial statement schedule are the responsibility of NII Holdings’ management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

      As discussed in Notes 1 and 2 to the consolidated financial statements, on October 28, 2002, the Bankruptcy Court entered an order confirming the plan of reorganization, which became effective on November 12, 2002. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with AICPA Statement of Position 90-7, “Financial Reporting for Entities in Reorganization Under the Bankruptcy Code,” for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Notes 1 and 2.

      In our opinion, the Successor Company consolidated financial statements present fairly, in all material respects, the financial position of NII Holdings, Inc. and subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the two months ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Predecessor Company at December 31, 2001, and the results of their operations and their cash flows for the ten months ended October 31, 2002, and for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, NII Holdings, Inc. and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. As also discussed in Note 1 to the consolidated financial statements, NII Holdings, Inc. and subsidiaries adopted the provisions of Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” on November 1, 2002.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

March 7, 2003

NII HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2003 and 2002
(in thousands)

	December 31,	December 31,
	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$405,406	$231,161
Accounts receivable, less allowance for doubtful accounts of $9,020 and $7,143	120,557	100,953
Handset and accessory inventory, net	21,138	17,954
Prepaid expenses and other	60,969	45,535

Total current assets	608,070	395,603
Property, plant and equipment, net	368,561	230,208
Intangible assets, net	193,976	200,098
Deferred income taxes, net	36,382	—
Other assets	27,430	23,008

Total assets	$1,234,419	$848,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$36,447	$27,673
Accrued expenses and other	159,013	149,063
Deferred revenues	32,040	20,763
Accrued interest	5,022	2,587
Due to related parties	13,460	52,178
Current portion of long-term debt	1,466	—

Total current liabilities	247,448	252,264
Long-term debt, including $168,067 and $365,991 due to related parties	535,290	432,157
Deferred income taxes, net	—	4,387
Deferred revenues	45,968	25,000
Other long-term liabilities	76,247	43,695

Total liabilities	904,953	757,503

Commitments and contingencies (Notes 7 and 9)
Stockholders’ equity
Common stock, par value $0.001, 22,961 shares issued and outstanding — 2003, 20,000 shares issued and outstanding — 2002	23	20
Paid-in capital	164,751	49,178
Retained earnings	215,526	42,566
Accumulated other comprehensive loss	(50,834)	(350)

Total stockholders’ equity	329,466	91,414

Total liabilities and stockholders’ equity	$1,234,419	$848,917

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2003 (Successor Company),
Two Months Ended December 31, 2002 (Successor Company),
Ten Months Ended October 31, 2002 (Predecessor Company) and
Year Ended December 31, 2001 (Predecessor Company)
(in thousands, except per share amounts)

	Successor Company		Predecessor Company

		Two Months	Ten Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	October 31,	December 31,
	2003	2002	2002	2001

Operating revenues
Service and other revenues	$895,615	$137,623	$610,341	$634,736
Digital handset and accessory revenues	43,072	5,655	26,754	27,710

	938,687	143,278	637,095	662,446

Operating expenses
Cost of service (exclusive of depreciation included below)	240,021	29,929	164,995	173,000
Cost of digital handset and accessory sales	134,259	19,569	87,582	150,536
Selling, general and administrative	316,470	46,483	262,344	426,679
Impairment, restructuring and other charges (Note 11)	—	—	15,808	1,581,164
Depreciation	48,611	4,695	55,758	162,083
Amortization	38,631	6,380	9,219	56,479

	777,992	107,056	595,706	2,549,941

Operating income (loss)	160,695	36,222	41,389	(1,887,495)

Other income (expense)
Interest expense	(64,623)	(10,469)	(151,579)	(297,228)
Interest income	10,864	1,797	3,928	13,247
Foreign currency transaction gains (losses), net	6,457	1,357	(183,136)	(61,282)
Gain on extinguishment of debt, net	22,404	—	101,598	—
Reorganization items, net (Note 2)	—	—	2,180,223	—
Realized losses on investments, net	—	—	—	(151,291)
Equity in gains of unconsolidated affiliates	—	—	—	9,640
Other expense, net	(12,166)	(1,557)	(8,918)	(4,181)

	(37,064)	(8,872)	1,942,116	(491,095)

Income (loss) from continuing operations before income tax benefit (provision)	123,631	27,350	1,983,505	(2,378,590)
Income tax benefit (provision)	49,329	(4,449)	(26,185)	68,750

Income (loss) from continuing operations	172,960	22,901	1,957,320	(2,309,840)

Discontinued operations
Income (loss) from operations of Philippine operating company (including gain on disposal of $23,475 for the two months ended December 31, 2002)	—	19,665	(2,025)	(170,335)
Income tax provision	—	—	(252)	(17,146)

Income (loss) from discontinued operations	—	19,665	(2,277)	(187,481)

Net income (loss)	$172,960	$42,566	$1,955,043	$(2,497,321)

Income (loss) from continuing operations per common share, basic	$8.22	$1.15	$7.24	$(8.53)
Income (loss) from discontinued operations per common share, basic	—	0.98	(0.01)	(0.69)

Net income (loss) per common share, basic	$8.22	$2.13	$7.23	$(9.22)

Income (loss) from continuing operations per common share, diluted	$7.63	$1.08	$7.24	$(8.53)
Income (loss) from discontinued operations per common share, diluted	—	0.93	(0.01)	(0.69)

Net income (loss) per common share, diluted	$7.63	$2.01	$7.23	$(9.22)

Weighted average number of common shares outstanding, basic	21,043	20,000	270,382	270,750

Weighted average number of common shares outstanding, diluted	22,662	21,143	270,382	270,750

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

For the Year Ended December 31, 2003 (Successor Company),
Two Months Ended December 31, 2002 (Successor Company),
Ten Months Ended October 31, 2002 (Predecessor Company) and
Year Ended December 31, 2001 (Predecessor Company)
(in thousands)

	Series A				Class B
	Preferred Stock		Common Stock		Common Stock			Retained	Treasury Stock
							Paid-in	(Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount

Balance, January 1, 2001 — Predecessor Company	6	$550,300	—	$—	271,025	$271	$941,921	$(1,277,176)	12	$(62)
Net loss	—	—	—	—	—	—	—	(2,497,321)	—	—
Other comprehensive loss, net of income tax:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—
Available-for-sale securities:
Unrealized holding losses arising during the year	—	—	—	—	—	—	—	—	—	—
Reclassification adjustments for losses included in net loss, net of taxes of $0	—	—	—	—	—	—	—	—	—	—
Total comprehensive loss
Issuance of Series A exchangeable redeemable preferred stock to Nextel Communications	5	500,000	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	(643)	—	—	—	643	(3,213)
Deferred compensation and other	—	—	—	—	—	—	(6,973)	—	—	—

Balance, December 31, 2001 — Predecessor Company	11	1,050,300	—	—	270,382	271	934,948	(3,774,497)	655	(3,275)
Net income	—	—	—	—	—	—	—	1,955,043	—	—
Other comprehensive income, net of income tax:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—
Total comprehensive income
Deferred compensation	—	—	—	—	—	—	10	—	—	—

Balance, October 31, 2002 — Predecessor Company	11	1,050,300	—	—	270,382	271	934,958	(1,819,454)	655	(3,275)
Elimination of Predecessor Company stockholders’ equity	(11)	(1,050,300)	—	—	(270,382)	(271)	(934,958)	1,819,454	(655)	3,275
Issuance of Successor Company common stock	—	—	20,000	20	—	—	49,178	—	—	—

Balance, October 31, 2002 — Successor Company	—	—	20,000	20	—	—	49,178	—	—	—
Net income	—	—	—	—	—	—	—	42,566	—	—
Other comprehensive loss, net of income tax:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—
Total comprehensive income

Balance, December 31, 2002 — Successor Company	—	—	20,000	20	—	—	49,178	42,566	—	—
Net income	—	—			—	—	—	172,960	—	—
Other comprehensive loss, net of income tax:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—
Total comprehensive income
Issuance of common stock:
Exercise of stock options	—	—	961	1	—	—	2,520	—	—	—
Public offering, net	—	—	2,000	2	—	—	113,053	—	—	—

Balance, December 31, 2003 — Successor Company	—	$—	22,961	$23	—	$—	$164,751	$215,526	—	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated Other
		Comprehensive Income
		(Loss)

		Unrealized	Cumulative
	Deferred	Gain (Loss)	Translation
	Compensation	on Investments	Adjustment	Total

Balance, January 1, 2001 — Predecessor Company	$(5,173)	$5,772	$(134,249)	$81,604
Net loss	—	—	—	(2,497,321)
Other comprehensive loss, net of income tax:
Foreign currency translation adjustment	—	—	(94,745)	(94,745)
Available-for-sale securities:
Unrealized holding losses arising during the year	—	(197,859)	—	(197,859)
Reclassification adjustments for losses included in net loss, net of taxes of $0	—	192,087	—	192,087

Total comprehensive loss				(2,597,838)

Issuance of Series A exchangeable redeemable preferred stock to Nextel Communications	—	—	—	500,000
Purchase of treasury stock	—	—	—	(3,213)
Deferred compensation and other	4,270	—	—	(2,703)

Balance, December 31, 2001 — Predecessor Company	(903)	—	(228,994)	(2,022,150)
Net income	—	—	—	1,955,043
Other comprehensive income, net of income tax:
Foreign currency translation adjustment	—	—	67,054	67,054

Total comprehensive income				2,022,097

Deferred compensation	43	—	—	53

Balance, October 31, 2002 — Predecessor Company	(860)	—	(161,940)	—
Elimination of Predecessor Company stockholders’ equity	860	—	161,940	—
Issuance of Successor Company common stock	—	—	—	49,198

Balance, October 31, 2002 — Successor Company	—	—	—	49,198
Net income	—	—	—	42,566
Other comprehensive loss, net of income tax:
Foreign currency translation adjustment	—	—	(350)	(350)

Total comprehensive income				42,216

Balance, December 31, 2002 — Successor Company	—	—	(350)	91,414
Net income	—	—	—	172,960
Other comprehensive loss, net of income tax:
Foreign currency translation adjustment	—	—	(50,484)	(50,484)

Total comprehensive income				122,476

Issuance of common stock:
Exercise of stock options	—	—	—	2,521
Public offering, net	—	—	—	113,055

Balance, December 31, 2003 — Successor Company	$—	$—	$(50,834)	$329,466

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2003 (Successor Company), Two Months
Ended December 31, 2002 (Successor Company), Ten Months Ended October 31, 2002
(Predecessor Company) and Year Ended December 31, 2001 (Predecessor Company)
(in thousands)

	Successor Company		Predecessor Company

		Two Months	Ten Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	October 31,	December 31,
	2003	2002	2002	2001

Cash flows from operating activities:
Net income (loss)	$172,960	$42,566	$1,955,043	$(2,497,321)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on extinguishment of debt, net	(22,404)	—	(101,598)	—
Amortization of debt financing costs and accretion of senior redeemable notes	25,295	3,250	67,537	187,302
Depreciation and amortization	87,242	11,217	65,356	234,556
Provision for losses on accounts receivable	7,179	634	17,484	40,902
Provision for losses on inventory	1,716	563	3,135	1,441
Foreign currency transaction (gains) losses, net	(6,457)	2,001	185,284	69,854
Reorganization items, including fresh-start valuation adjustments	—	—	(2,198,522)	—
Equity in gains of unconsolidated affiliates	—	—	—	(9,640)
Impairment, restructuring and other charges	—	—	7,968	1,741,007
Realized losses on investments	—	—	—	151,291
Gain on sale of discontinued operations	—	(23,475)	—	—
Deferred income tax benefit	(43,982)	(100)	(448)	(131,005)
Stock-based compensation	—	—	(382)	(17)
Loss on disposal of property, plant and equipment	1,587	271	609	1,265
Other, net	384	—	—	3,142
Change in assets and liabilities, net of effects from acquisitions:
Accounts receivable, gross	(27,912)	(5,583)	11,698	(80,339)
Handset and accessory inventory, gross	(4,879)	152	4,300	1,466
Prepaid expenses and other assets	(9,691)	(1,770)	13,500	16,598
Other long-term assets	1,367	(1,792)	16,808	(14,967)
Accounts payable, accrued expenses and other	36,146	(6,798)	92,265	140,405
Current deferred revenue	5,753	272	1,480	—
Due to related parties	(38,325)	3,431	(63,030)	12,059
Proceeds from spectrum sharing agreement with Nextel Communications	25,000	—	25,000	—

Net cash provided by (used in) operating activities	210,979	24,839	103,487	(132,001)

Cash flows from investing activities:
Capital expenditures	(197,376)	(25,683)	(199,682)	(644,977)
Payments for acquisitions, purchases of licenses and other	(49,137)	(58)	(13,775)	(35,183)
Net proceeds from sale of available-for-sale securities	—	—	—	139,080
Net proceeds from sale of affiliates	—	—	—	3,500
Other	—	727	—	1,390

Net cash used in investing activities	(246,513)	(25,014)	(213,457)	(536,190)

Cash flows from financing activities:
Proceeds from stock option exercises	2,521	—	—	—
Gross proceeds from towers financing transactions	106,414	—	—	—
Net proceeds from sale of common stock	113,055	—	38,394	—
Gross proceeds from issuance of convertible notes	180,000	—	—	—
Issuance of senior secured notes	—	—	100,800	—
Repayments under long-term credit facilities and other	(186,517)	—	(13,044)	(34,149)
Transfers from (to) restricted cash	—	—	29	(26,524)
(Repayments to) borrowings from Nextel Communications, net	—	—	(12,059)	9,899
Payment of debt financing costs	(5,428)	—	(2,810)	—
Proceeds from issuance of series A exchangeable redeemable preferred stock to Nextel Communications	—	—	—	500,000
Purchase of treasury stock	—	—	—	(3,213)

Net cash provided by financing activities	210,045	—	111,310	446,013

Effect of exchange rate changes on cash and cash equivalents	(266)	314	(20,568)	(1,279)

Net increase (decrease) in cash and cash equivalents	174,245	139	(19,228)	(223,457)
Cash and cash equivalents, beginning of period	231,161	231,022	250,250	473,707

Cash and cash equivalents, end of period	$405,406	$231,161	$231,022	$250,250

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Operations and Significant Accounting Policies

      Operations. We provide digital wireless communication services targeted at meeting the needs of business customers located in selected Latin American markets. Our principal operations are in major business centers and related transportation corridors of Mexico, Brazil, Argentina and Peru. We also provide analog specialized mobile radio services in Chile.

      Our digital mobile networks support multiple digital wireless services, including:

•	digital mobile telephone service, including advanced calling features such as speakerphone, conference calling, voice-mail, call forwarding and additional line service;

•	Nextel Direct Connect service, which allows subscribers anywhere on our network in the same country to talk to each other instantly, on a “push-to-talk” basis, on a private one-to-one call or on a group call;

•	Internet services, mobile messaging services, e-mail and advanced Java™enabled business applications, which are marketed as “Nextel Online” services; and

•	international roaming capabilities, which are marketed as “Nextel Worldwide.”

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

      We refer to our majority owned subsidiaries by the countries in which they operate, such as Nextel Mexico, Nextel Brazil, Nextel Argentina, Nextel Peru and Nextel Chile, as well as Nextel Philippines, which we sold in November 2002.

      We use the equity method to account for unconsolidated investments in companies in which we exercise significant influence over operating and financial policies but do not have a controlling interest.

      We present the accounts of our consolidated foreign operating companies utilizing accounts as of a date one month earlier than the accounts of our parent company, U.S. subsidiaries and our non-operating non-U.S. subsidiaries to ensure timely reporting of consolidated results. As a result, the financial position and results of operations of each of our operating companies in Mexico, Brazil, Argentina, Peru and Chile are presented as of and for the year ended November 30. In contrast, financial information relating to our

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.     Summary of Operations and Significant Accounting Policies — (Continued)

U.S. subsidiaries and our non-operating non-U.S. subsidiaries is presented as of and for the year ended December 31.

      Reorganization. As a result of the consummation of our Revised Third Amended Joint Plan of Reorganization and the transactions contemplated thereby on November 12, 2002, we are operating our existing business under a new capital structure. In addition, we applied fresh-start accounting rules on October 31, 2002. Accordingly, our consolidated financial condition and results of operations from and after our reorganization are not comparable to our consolidated financial condition or results of operations for periods prior to our reorganization reflected in our historical financial statements. References below to the Predecessor Company refer to NII Holdings for the period prior to November 1, 2002 and references to the Successor Company refer to NII Holdings for the period from and after November 1, 2002. See Note 2 for additional information.

      Concentrations of Risk. Substantially all of our revenues are generated from our operations located in Mexico, Brazil, Argentina and Peru. Regulatory entities in each country regulate the licensing, construction, acquisition, ownership and operation of our digital mobile networks, and certain other aspects of our business, including some of the rates we charge our customers. Changes in the current telecommunications statutes or regulations in any of these countries could adversely affect our business. In addition, as of December 31, 2003, about $728.3 million of our assets are owned by our operating company in Mexico. Political, financial and economic developments in Mexico could impact the recoverability of our assets.

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

      Financial instruments that potentially subject us to significant amounts of credit risk consist of cash and cash equivalents and accounts receivable. Our cash and cash equivalents balances are deposited with high-quality financial institutions. At times, our operating companies and us maintain cash balances in excess of Federal Deposit Insurance Corporation (or the foreign country equivalent institution) limits. Our receivables are generally unsecured. We routinely assess the financial strength of our customers and maintain allowances for anticipated losses, where necessary.

      Foreign Currency. In Mexico, Brazil, Argentina and Chile, the functional currency is the local currency, while in Peru the functional currency is the U.S. dollar. We translate the results of operations for our non-U.S. subsidiaries and affiliates from the designated functional currency to the U.S. dollar using average exchange rates during the period, while we translate assets and liabilities at the exchange rate in effect at the reporting date. We translate equity balances at historical rates. We report the resulting gains or losses from translating foreign currency financial statements as other comprehensive income or loss.

      In general, monetary assets and liabilities designated in U.S. dollars give rise to foreign currency transaction gains and losses. We report the effects of changes in exchange rates associated with U.S. dollar-denominated intercompany loans to our foreign subsidiaries that are of a long-term investment nature as part of the cumulative foreign currency translation adjustment in our consolidated financial statements. In August 2001, we determined that a portion of the U.S. dollar-denominated intercompany loans to Nextel Brazil are of a long-term investment nature. We report impacts of changes in the Brazilian real to the U.S. dollar exchange rate on the portion of the loans determined to be long-term as part of the cumulative foreign currency translation adjustment in our consolidated financial statements. Prior to

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.     Summary of Operations and Significant Accounting Policies — (Continued)

August 2001, we reported the effects of changes in exchange rates on all intercompany loans to Nextel Brazil as foreign currency transaction gains (losses), net in our consolidated statements of operations.

      During the ten months ended October 31, 2002, the Argentine currency, the peso, depreciated significantly relative to the U.S. dollar. As a result, for the ten months ended October 31, 2002, Nextel Argentina recorded a pre-tax charge of $137.8 million in foreign currency transaction losses. Nextel Argentina’s exposure to foreign currency transaction losses was minimized significantly as a result of our purchase of their U.S. dollar-denominated credit facilities in November 2002. Our current exposure to foreign currency transaction losses is primarily related to our U.S. dollar-denominated international credit facility in Mexico and U.S. dollar-denominated trade payables in Mexico, Brazil and Argentina.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.     Summary of Operations and Significant Accounting Policies — (Continued)

    Supplemental Cash Flow Information.

	Successor Company		Predecessor Company

		Two Months	Ten Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	October 31,	December 31,
	2003	2002	2002	2001

	(in thousands)
Capital expenditures
Cash paid for capital expenditures, including capitalized interest	$197,376	$25,683	$199,682	$644,977
Change in capital expenditures accrued and unpaid or financed, including accreted interest capitalized	16,971	(949)	(49,860)	22,854

	214,347	24,734	149,822	667,831
Capital expenditures from discontinued operations	—	(205)	(1,606)	(39,110)

Capital expenditures from continuing operations	$214,347	$24,529	$148,216	$628,721

Interest costs
Interest expense	$64,623	$10,469	$151,579	$297,228
Interest capitalized	6,825	971	8,239	42,927

	$71,448	$11,440	$159,818	$340,155

Acquisitions
Fair value of assets acquired	$39,469	$—	$—	$—
Less: liabilities assumed	(136)	—	—	—
Less: cash acquired	(82)	—	—	—

	$39,251	$—	$—	$—

Cash paid for interest	$26,701	$1,488	$49,105	$142,043

Cash paid for income taxes	$22,292	$536	$2,230	$2,785

Cash paid for reorganization items	$—	$216	$18,299	$—

Cash received from sales placed directly into escrow	$—	$—	$—	$57,372

Credit for equipment purchases received in exchange for sale of ownership interest in NEXNET	$—	$—	$—	$6,500

      Cash and Cash Equivalents. We consider all highly liquid investments with an original or remaining maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents primarily consist of money market funds.

      Handset and Accessory Inventory. We value handsets and accessories at the lower of cost or market. We determine cost by the weighted average method. We expense handset costs at the time of sale and classify such costs in cost of digital handset and accessory sales. We establish a reserve for inventory

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.     Summary of Operations and Significant Accounting Policies — (Continued)

obsolescence sufficient to cover losses related to obsolete inventory. As of December 31, 2003 and 2002, our reserve for inventory obsolescence was $5.4 million and $5.5 million. See “Customer Related Direct Costs” below for additional information.

      Property, Plant and Equipment. We record property, plant and equipment, including improvements that extend useful lives, at cost, while maintenance and repairs are charged to operations as incurred. We calculate depreciation using the straight-line method based on estimated useful lives of 3 to 20 years for digital mobile network equipment and software and 3 to 10 years for office equipment, furniture and fixtures, and other. We amortize leasehold improvements over the shorter of the lease terms or the useful lives of the improvements.

      Construction in progress includes labor, materials, transmission and related equipment, engineering, site development, interest and other costs relating to the construction and development of our digital wireless networks. We do not depreciate assets under construction until we place them into service. We capitalize interest and other costs that are applicable to the construction of, and significant improvements that enhance functionality to, our digital mobile network equipment.

      We periodically review the depreciation method, useful lives and estimated salvage value of our property, plant and equipment and revise those estimates if current estimates are significantly different from previous estimates.

      Software Developed for Internal Use. We capitalize internal and external costs incurred to develop internal-use software, which consist primarily of costs related to configuration, interfaces, installation and testing. We also capitalize internal and external costs incurred to develop upgrades and enhancements if they result in additional functionalities for our existing software. We expense all costs related to evaluation of software needs, data conversion, training, maintenance and other post-implementation operating activities.

      Investments. We classify investments in marketable equity securities as available-for-sale as of the balance sheet date and report them at fair value. We record unrealized gains and losses, net of income tax, as other comprehensive income or loss. We report realized gains or losses, as determined on a specific identification basis, and other-than-temporary declines in value, if any, on available-for-sale securities in realized gains or losses on investments.

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

      Valuation of Long-Lived Assets. We review long-lived assets such as property, plant and equipment and identifiable intangibles, including our licenses and customer base, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss, if any, is recognized for the difference between the fair value and carrying value of the asset. See Note 11, “Impairment, Restructuring and Other Charges,” for a description of asset impairment charges recognized during 2002 and 2001.

      Intangible Assets. We amortize our intangible assets using the straight-line method over the estimated period benefited. We amortize all of our licenses that existed as of the date we emerged from reorganization over their estimated useful lives, which range from 16 to 17 years. We amortize licenses

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.     Summary of Operations and Significant Accounting Policies — (Continued)

acquired after our emergence from reorganization over their estimated useful lives of 20 years. In the countries in which we operate, licenses are customarily issued conditionally for specified periods of time. The licenses are generally renewable provided the licensee has complied with applicable rules and policies. We believe we have complied with these standards in all material respects.

      We amortize our customer bases over their respective estimated useful lives, generally two to three years. We amortize the Nextel tradename in each of the countries in which we operate over the estimated remaining useful lives of our licenses as of the date we emerged from reorganization, generally 16 to 17 years.

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

      We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts. We recognize excess usage, calling party pays and long-distance revenue at contractual rates per minute as minutes are used. We recognize revenue from accessory sales when title and risk of loss passes upon delivery of the accessory to the customer. We record cash received in excess of revenues earned as deferred revenues. We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimable losses.

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

      From January 1, 2001 through October 31, 2002, in accordance with Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements,” we recognized revenue from handset sales on a straight-line basis over the expected customer relationship periods of up to four years, starting when title and risk of loss pass to the customer. Effective November 1, 2002, in connection with our adoption of fresh-start accounting in accordance with Statement of Position, or SOP, 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” we revised our revenue recognition policy for handset sales as a result of our adoption of Emerging Issues Task Force, or EITF, Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” We believe that we meet the criteria contained in EITF No. 00-21 for separately accounting for sales of our handsets, namely, our handsets have value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of the wireless service that we will provide; and delivery of wireless service is probable and substantially in our control. As a result, we now recognize all revenue from sales and related cost of sales of handsets when title and risk of loss passes to the customer. This change did not impact our operating income for the two months ended December 31, 2002 or the year ended December 31, 2003.

      We recognized the proceeds received from our new spectrum use and build-out agreement with Nextel Communications as deferred revenues. We amortize this amount into revenue on a straight-line basis over about 15.5 years, which represents the average remaining useful life of our licenses in the Baja region of Mexico as of the date we began providing service under this agreement. See Note 15 for additional information relating to this agreement.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.     Summary of Operations and Significant Accounting Policies — (Continued)

      Handsets Provided Under Leases. Our operating companies periodically provide handsets to our customers under lease agreements requiring the return of the handset at the end of the lease term. We evaluate each lease agreement at its inception to determine whether the agreement represents a capital lease or an operating lease in accordance with Statement of Financial Accounting Standards, or SFAS, No. 13, “Accounting for Leases.” Under capital lease agreements, we expense the full cost of the handset at the inception of the lease term and recognize equipment sales revenue upon delivery of the handset to the customer, which corresponds to the inception of the lease term. Under operating lease agreements, we expense the cost of the handset in excess of the sum of the minimum contractual revenues associated with the handset lease and the estimated residual value of the handset. The estimated residual value of the handset is based on the expected value of the handset at the end of the lease term and the likelihood, based on historical experience, that the handset will be recovered. We recognize ratably over the lease term revenue generated under the operating lease arrangement which relates primarily to the up-front rental payments required at the inception of lease terms.

      Customer Related Direct Costs. From January 1, 2001 to October 31, 2002, we recognized the costs of handset sales over the expected customer relationship periods of up to four years. We expensed other customer related costs in excess of the revenue generated from handset sales, such as handset subsidies, commissions, and fulfillment costs, at the time of sale as these amounts exceeded the minimum contractual revenues. Minimum contractual revenues were limited to the revenue generated from handset sales as our history of enforcing cancellation fee provisions where contracts exist with terminating customers was insufficient. In accordance with our change in accounting policy, beginning on November 1, 2002, we now recognize all costs of handset sales when title and risk of loss passes to the customer.

      Advertising Costs. We expense costs related to advertising and other promotional expenditures as incurred. Advertising costs totaled about $28.7 million during the year ended December 31, 2003, $4.7 million during the two months ended December 31, 2002, $25.6 million during the ten months ended October 31, 2002 and $49.0 million during the year ended December 31, 2001.

      Stock-Based Compensation. As of December 31, 2003, we had one stock-based employee compensation plan, which is described more fully in Note 14. We account for this plan under the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under APB Opinion No. 25, compensation expense is based on the intrinsic value on the measurement date, calculated as the difference between the fair value of the common stock and the relevant exercise price. We account for stock-based compensation to non-employees at fair value using a Black-Scholes option pricing model in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and other applicable accounting principles. The following table illustrates the effect on net income (loss) and income (loss) per

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.     Summary of Operations and Significant Accounting Policies — (Continued)

share if we had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation and recognized compensation expense ratably over the vesting period.

	Successor Company		Predecessor Company

		Two Months	Ten Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	October 31,	December 31,
	2003	2002	2002	2001

	(in thousands, except per share data)
Net income (loss), as reported	$172,960	$42,566	$1,955,043	$(2,497,321)
Total stock-based employee compensation expense, net of related tax effects, included in net income (loss), as reported	—	—	—	—
Deduct:
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,372)	(812)	(23,767)	(40,293)

Pro forma net income (loss)	$171,588	$41,754	$1,931,276	$(2,537,614)

Net income (loss) per common share:
Basic — as reported	$8.22	$2.13	$7.23	$(9.22)

Basic — pro forma	$8.15	$2.09	$7.14	$(9.37)

Diluted — as reported	$7.63	$2.01	$7.23	$(9.22)

Diluted — pro forma	$7.58	$1.97	$7.14	$(9.37)

      Debt Financing Costs. We amortize debt financing costs over the shorter of the term of the underlying debt or the holder’s first put date, when applicable.

      Income Taxes. We account for income taxes using the asset and liability method, under which we recognize deferred income taxes for the tax consequences attributable to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating losses and tax loss carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable or settled. We recognize the effect on deferred taxes for a change in tax rates in income in the period that includes the enactment date. We provide a valuation allowance against deferred tax assets if, based upon the weight of available evidence, we believe it is more likely than not that some or all of the deferred tax assets will not be realized.

      Income (Loss) Per Common Share, Basic and Diluted. Basic income (loss) per common share includes no dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share reflects the potential dilution of securities that could participate in our earnings. As of October 31, 2002, none of our common stock equivalents had an exercise price less than the fair value of our common stock. As presented for the year ended December 31, 2001, our basic and diluted loss per common share is based on the weighted average number of common shares outstanding during the period and does not include other potential common shares, including shares issuable upon exercise of options, warrants or conversion rights, since their effect would be antidilutive to our losses.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.     Summary of Operations and Significant Accounting Policies — (Continued)

      The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted income per common share as disclosed in our consolidated statements of operations for the year ended December 31, 2003 and the two months ended December 31, 2002:

	Successor Company			Predecessor Company

	Year Ended December 31, 2003			Two Months Ended December 31, 2002

	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(in thousands, except per share data)
Basic net income per common share:
Net income	$172,960	21,043	$8.22	$42,566	20,000	$2.13
Effect of dilutive securities:
Stock options	—	1,619		—	1,143

Diluted net income per common share:
Net income	$172,960	22,662	$7.63	$42,566	21,143	$2.01

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

      Had we adopted SFAS No. 142 effective January 1, 2001 and accordingly not amortized goodwill for the year ended December 31, 2001, our net loss and basic and diluted consolidated loss per share for the year ended December 31, 2001 would have been as follows (in thousands, except per share data):

Net loss as reported	$(2,497,321)
Add back: amortization of goodwill	7,986

Adjusted net loss	$(2,489,335)

Net loss per common share, basic, as reported	$(9.22)
Amortization of goodwill	.03

Adjusted net loss per common share, basic	$(9.19)

Net loss per common share, diluted, as reported	$(9.22)
Amortization of goodwill	.03

Adjusted net loss per common share, diluted	$(9.19)

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.     Summary of Operations and Significant Accounting Policies — (Continued)

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” We adopted the provisions of SFAS No. 143 during 2002 in connection with our application of fresh start accounting rules. Under the provisions of SFAS No. 143, we record an asset retirement obligation and an associated asset retirement cost when we have a legal obligation in connection with the retirement of tangible long-lived assets. Our obligations under SFAS No. 143 arise from certain of our leases and relate primarily to the cost of removing our equipment from such leased sites. At the time of adoption we were not able to reasonably estimate our asset retirement obligations or the associated asset retirement costs since the settlement date of our obligations and the probability of enforcement of the remediation clauses were not determinable. Based on additional analysis that we performed during the third quarter of 2003, we recorded $2.8 million of asset retirement obligations and associated asset retirement costs under which we are legally obligated to retire tangible long-lived assets. As of December 31, 2003, our asset retirement obligations balance totaled $3.0 million and associated asset retirement cost balance totaled $3.3 million. For the year ended December 31, 2003, we also incurred a related $0.3 million of depreciation expense and $0.7 million of accretion expense, which is included in cost of service. The impact of implementing the provisions of SFAS No. 143 was not material to our financial position or results of operations for the year ended December 31, 2003.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. It also broadens the presentation of discontinued operations to include more disposal transactions. We adopted SFAS No. 144 on January 1, 2002. As discussed further in Note 3, we reported the results of operations of Nextel Philippines, which we sold in November 2002, as discontinued operations in our consolidated statements of operations in accordance with SFAS No. 144. In addition, as further discussed in Note 11, we wrote down the long-lived assets of Nextel Argentina to their estimates fair values in accordance with SFAS No. 144. The adoption of SFAS No. 144 did not have any other impact on our financial position or results of operations during 2002.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires us to classify gains and losses from extinguishments of debt as extraordinary items only if they meet the criteria for such classification in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” These provisions were effective January 1, 2003. Any gain or loss on extinguishment of debt classified as an extraordinary item in prior periods that does not meet the criteria for such classification must be reclassified to other income or expense. Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. In accordance with SOP 90-7, we adopted SFAS No. 145 in conjunction with our application of fresh-start accounting on October 31, 2002. As a result, we recognized the net gain from the extinguishment of our senior notes as reorganization items, net, and classified the gain we recognized on the extinguishment of our Argentine credit facilities in other income, rather than an extraordinary item, in our consolidated statement of operations for the ten months ended October 31, 2002. The adoption of SFAS No. 145 did not have any other impact on our financial position or results of operations during 2002.

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

      In December 2003, the Securities and Exchange Commission, or SEC, issued SAB No. 104, “Revenue Recognition,” superceding SAB No. 101 and its accompanying issuances codified in SEC Topic 13, “Revenue Recognition.” In particular, SAB No. 104 rescinds accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, which was superceded by EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” While the wording of SAB No. 104 reflects the issuance of EITF Issue No. 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by SAB No. 104. As noted above, we changed our handset revenue and cost policy in accordance with EITF Issue No. 00-21 effective November 1, 2002. Therefore, the adoption of SAB No. 104 did not have a material impact on our financial position or results of operations.

2.	Reorganization

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

2.     Reorganization — (Continued)

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

      Following is a summary of the significant transactions consummated on November 12, 2002 under our confirmed plan of reorganization:

•	NII Holdings amended and restated its Bylaws and filed a Restated Certificate of Incorporation with the Secretary of State of the State of Delaware authorizing an aggregate of 100,000,000 shares of common stock, par value $0.001 per share, one share of special director preferred stock, par value $1.00 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.001 per share;

•	NII Holdings cancelled all shares of its preferred stock, common stock and other equity interests that existed prior to November 12, 2002;

•	NII Holdings exchanged, on a pro rata basis, $2.3 billion in senior redeemable notes and other unsecured, non-trade claims that existed prior to its bankruptcy filing for 3,920,000 shares of new common stock and canceled its then-existing senior redeemable notes and some other unsecured, non-trade debt that existed prior to November 12, 2002;

•	Motorola Credit Corporation reinstated in full our $225.0 million international Motorola equipment financing facility and our $100.0 million Brazil Motorola equipment financing facility including $3.2 million in accrued interest, subject to deferrals of principal amortization and some structural modifications;

•	NII Holdings repaid the outstanding principal balance, together with accrued interest, due under its $56.7 million international Motorola incremental equipment financing facility using restricted cash held in escrow. The principal amount repaid will be available for re-borrowing upon the terms set forth in the international Motorola equipment financing facility (see Note 7);

•	NII Holdings raised $140.0 million in proceeds from some of our creditors that participated in a rights offering in exchange for the issuance of 15,680,000 additional shares of NII Holdings’ new common stock and new notes with an aggregate principal amount of $180.8 million due at maturity. The rights offering provided the holders of NII Holdings’ then-existing senior redeemable notes, and some of our other creditors, the opportunity to purchase a pro rata share of NII Holdings’ new common stock, as well as new notes issued by NII Holdings (Cayman), Ltd., one of our wholly-owned subsidiaries. Through the rights offering, Nextel Communications, Inc. purchased $50.9 million of the new notes and 5,696,521 shares of the common stock issued, together with 1,422,167 shares of common stock that NII Holdings issued to Nextel Communications, Inc. in connection with the cancellation of NII Holdings’ senior redeemable notes and in satisfaction of claims by Nextel Communications, Inc. under our 1997 tax sharing agreement. Nextel Communications, Inc. owned about 35.6% of NII Holdings’ issued and outstanding shares of new common stock as of November 12, 2002. MacKay Shields owned or controlled about 21.8% of NII Holdings’ common stock as of November 12, 2002. The new notes are senior secured obligations that accrue interest at

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Reorganization — (Continued)

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

      Under fresh-start accounting, a new reporting entity is considered to be created and we adjusted the recorded amounts of assets and liabilities to reflect their estimated fair values at the date fresh-start accounting was applied. Accordingly, the estimated reorganization value of our company of $475.8 million represents the total fair value that we allocated to the assets and liabilities of our reorganized company in conformity with SFAS No. 141, “Business Combinations.”

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

2.     Reorganization — (Continued)

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

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Reorganization — (Continued)

						Elimination of Equity
						and Fresh
			Debt			Start Adjustments
			Extinguishment
	Pre	Spectrum	and				Allocation of	Post
	Reorganization	Transaction	Reorganization	Rights	Argentina	Equity	Reorganization	Reorganization
	Balance	with NCI	Payments	Offering	Settlement	Elimination	Value	Balance

	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$90,526	$25,000	$(19,504)	$140,000	$(5,000)	$—	$—	$231,022
Restricted cash	69,489		(69,489)
Accounts receivable, net	97,342							97,342
Handset and accessory inventory	19,269							19,269
Prepaid expenses and other	63,774						(26,455)	37,319

Total current assets	340,400	25,000	(88,993)	140,000	(5,000)	—	(26,455)	384,952
Property, plant and equipment, net	359,752						(149,450)	210,302
Intangible assets and other, net	172,610						32,692	205,302
Other assets	46,380						(18,374)	28,006

	$919,142	$25,000	$(88,993)	$140,000	$(5,000)	$—	$(161,587)	$828,562

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$36,304	$—	$2,718	$—	$—	$—	$—	$39,022
Accrued expenses and other	209,483		(11,866)				(2,600)	195,017
Deferred revenues	46,935						(26,455)	20,480
Accrued interest	31,600		(23,670)		(6,829)			1,101
Due to related parties	50,407		215					50,622
Current portion of long-term debt	157,419		(56,650)		(100,769)			—

Total current liabilities	532,148	—	(89,253)	—	(107,598)	—	(29,055)	306,242
Long-term debt	325,000		3,193	100,800				428,993
Deferred income taxes	2,659						1,714	4,373
Deferred revenues and other	33,130	25,000					(18,374)	39,756

Total liabilities not subject to compromise	892,937	25,000	(86,060)	100,800	(107,598)	—	(45,715)	779,364
Liabilities subject to compromise	2,446,174		(2,446,174)					—
Stockholders’ (deficit)equity
Preferred stock	1,050,300					(1,050,300)		—
Common stock — old	271					(271)		—
Common stock — new	—		4	16				20
Paid-in-capital — old	934,958					(934,958)		—
Paid-in-capital — new	—		8,994	39,184	1,000			49,178
Treasury stock	(3,275)					3,275		—
Deferred compensation	(860)					860		—
Cumulative translation adjustment	(161,940)					161,940		—
Accumulated deficit	(4,239,423)		2,434,243		101,598	1,819,454	(115,872)	—

Total stockholders’ (deficit) equity	(2,419,969)	—	2,443,241	39,200	102,598	—	(115,872)	49,198

	$919,142	$25,000	$(88,993)	$140,000	$(5,000)	$—	$(161,587)	$828,562

      This balance sheet did not reflect the remaining $25.0 million in proceeds we received under our spectrum use and build-out agreement with Nextel Communications because we had not incurred the required network construction costs.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Significant Transactions

      We accounted for each of the business acquisitions described below under the purchase method. We recorded acquisitions of licenses at their purchase price.

      Nextel Mexico. During 2001 and 2002, Nextel Mexico purchased in cash $27.8 million and $13.6 million of licenses, respectively, to help consolidate and expand our spectrum position in Mexico in key cities in which we currently operate, as well as in new service areas. In September 2003, Nextel Mexico purchased in cash $9.0 million of licenses from Servicios Troncalizados, S.A. de C.V., a Mexican trunking company, to further consolidate and expand our spectrum position in some central Mexican cities.

      In August 2003, Nextel Mexico purchased all of the equity interests of Delta Comunicaciones Digitales S.A. de C.V., an analog trunking company, for a purchase price of $39.3 million, of which $37.4 million was paid through December 31, 2003 using cash on hand. We have preliminarily allocated the purchase price as follows: $35.8 million to licenses, $3.0 million to customer base, $0.2 million to current assets and $0.4 million to other non-current assets. In addition, Nextel Mexico assumed $0.1 million in current liabilities. The licenses acquired provide coverage in numerous areas of Mexico, including Mexico City, Queretaro and Leon, and are intended to help consolidate and expand our spectrum position in Mexico. We are amortizing the licenses acquired over 20 years. As the purchase price for this acquisition was allocated on a preliminary basis, further adjustments may be necessary; however, they are not expected to have a material impact on our financial position or results of operations.

      Chilean Operating Companies. In August 2000, we purchased from Cordillera Communications Corporation all of its equity ownership in several specialized mobile radio companies in Chile. At closing, we paid $6.0 million of the total purchase price of about $30.0 million. The remaining $24.0 million, plus accrued interest at a rate of 8.0% per year, was due by August 2002, subject to reduction by up to $14.0 million if we were unable to obtain, on or before August 2002, the regulatory relief necessary to provide integrated digital mobile services in Chile. As a result of our emergence from Chapter 11 reorganization, we issued shares of our new common stock to Cordillera Communications Corporation in exchange for the cancellation of the remaining amounts that we owed them.

      Nextel Philippines. In January 2001, we increased our direct and indirect ownership interest in Nextel Philippines from about 51.1% to about 59.1% by purchasing additional minority owners’ equity interests for about $3.7 million.

      In September 2002, we sold an 8% indirect interest and a 2% direct interest in Nextel Philippines to a third party investor. This transaction reduced our combined direct and indirect ownership interest in Nextel Philippines to about 49%. In November 2002, we sold our remaining direct and indirect ownership interest in Nextel Philippines. As a result of this sale, in accordance with SFAS No. 144, we have presented the financial results of Nextel Philippines as discontinued operations in our consolidated statements of operations for all periods presented. Prior to the sale, the results of operations reported by Nextel Philippines were included in “Corporate and other” for segment reporting purposes. At the time of sale, Nextel Philippines had $1.5 million in net accounts receivable and $22.3 million in accrued expenses

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Significant Transactions — (Continued)

and other current liabilities. The amounts of operating revenues and net pre-tax loss related to the operations of Nextel Philippines included in discontinued operations are as follows:

	Successor Company		Predecessor Company

		Two Months	Ten Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	October 31,	December 31,
	2003	2002	2002	2001

	(in thousands)
Operating revenues	$—	$997	$12,570	$17,149

Net pre-tax loss	$—	$(3,810)	$(2,025)	$(170,335)

4.	Property, Plant and Equipment

      The components of our property, plant and equipment are as follows:

	December 31,

	2003	2002

	(in thousands)
Land	$565	$581
Leasehold improvements	16,834	14,325
Digital network equipment	322,818	153,814
Office equipment, furniture and fixtures, and other	55,209	22,901
Less: Accumulated depreciation and amortization	(56,399)	(5,038)

	339,027	186,583
Construction in progress	29,534	43,625

	$368,561	$230,208

      During 2002, as a result of our reorganization and in accordance with fresh-start accounting requirements under SOP 90-7, we wrote down all of our property, plant and equipment to their estimated fair values resulting in a $149.5 million total charge recorded in reorganization items. See Note 2 for more information about this write-down.

5.	Intangible Assets

      Our intangible assets consist of our licenses, customer base and tradename, all of which have finite useful lives, as follows:

	December 31, 2003			December 31, 2002

	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value

	(in thousands)
Amortized intangible assets:
Licenses	$138,455	$(6,803)	$131,652	$102,040	$(1,085)	$100,955
Customer base	83,651	(34,314)	49,337	88,930	(5,179)	83,751
Tradename and other	14,158	(1,171)	12,987	15,557	(165)	15,392

Total intangible assets	$236,264	$(42,288)	$193,976	$206,527	$(6,429)	$200,098

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Intangible Assets — (Continued)

      During 2002, as a result of our reorganization and in accordance with fresh-start accounting requirements under SOP 90-7, we adjusted the carrying values of our intangible assets to their estimated fair values. As a result, we recorded a $68.4 million charge to reduce the carrying value of our licenses to their estimated relative fair values, and recognized $103.7 million in previously unrecognized intangible assets consisting of $88.4 million in customer base and $15.3 million in the Nextel tradename.

      The gross carrying values of customer base and tradename decreased from December 31, 2002 to December 31, 2003 due to foreign currency translation adjustments. Based solely on the carrying amount of amortized intangible assets existing as of December 31, 2003 and current exchange rates, we estimate amortization expense for each of the next five years ending December 31 to be as follows (in thousands):

Estimated
Amortization
Years	Expense

2004	$38,314
2005	28,398
2006	9,672
2007	8,717
2008	8,717

      Actual amortization expense to be reported in future periods could differ from these estimates as a result of changes in exchange rates and other relevant factors. During the year ended December 31, 2003, we did not acquire, dispose of or write down any goodwill or intangible assets with indefinite useful lives.

6.	Balance Sheet Details

Prepaid Expenses and Other.

      The components of our prepaid expenses and other are as follows:

	December 31,

	2003	2002

	(in thousands)
Value added tax receivables, current	$22,596	$16,491
Advances to suppliers	8,053	4,456
Prepaid interest	—	4,180
Insurance claims	4,853	6,036
Prepaid income taxes	4,470	—
Current deferred income taxes, net	1,930	—
Other prepaid expenses	19,067	14,372

	$60,969	$45,535

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Balance Sheet Details — (Continued)

Accrued Expenses and Other.

      The components of our accrued expenses and other are as follows:

	December 31,

	2003	2002

	(in thousands)
Accrued income taxes	$777	$—
Accrued non-income based taxes	32,921	56,399
Accrued payroll related items and commissions	32,816	29,364
Accrued network system and information technology costs	27,578	18,603
Accrued capital expenditures	21,819	16,446
Customer deposits	11,485	5,913
Accrued tax and other contingencies	6,676	9,990
Other	24,941	12,348

	$159,013	$149,063

Other Long-Term Liabilities.

      The components of our other long-term liabilities are as follows:

	December 31,

	2003	2002

	(in thousands)
Tax and other contingencies	$69,627	$43,695
Asset retirement obligations	3,021	—
Other long-term liabilities	3,599	—

	$76,247	$43,695

7.	Debt

	December 31,

	2003	2002

	(in thousands)
3.5% convertible notes due 2033	$180,000	$—
13.0% senior secured discount notes due 2009, net of unamortized discount of $52,196 and $76,857	128,625	103,964
International equipment facility	125,000	225,000
Tower financing obligations	103,131	—
Brazil equipment facility	—	103,193

Total debt	536,756	432,157
Less: current portion	(1,466)	—

	$535,290	$432,157

      3.5% Convertible Notes Due 2033. In September 2003, we issued $180.0 million aggregate principal amount of 3.5% convertible notes due 2033 in a private placement for net proceeds of $174.6 million. The convertible notes are senior unsecured obligations and rank equal in right of payment with all of our other existing and future senior unsecured debt. Substantially all of our other long-term debt is secured, and therefore the notes effectively rank junior in right of payment to our secured debt to the extent of the

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Debt — (Continued)

value of the assets securing each debt. In addition, since we conduct all of our operations through our subsidiaries, the notes effectively rank junior in right of payment to all liabilities of our subsidiaries. The notes bear interest at a rate of 3.5% per year, payable semi-annually in arrears and in cash on March 15 and September 15 of each year, beginning March 15, 2004. The notes will mature on September 15, 2033, when the entire principal balance of $180.0 million will be due.

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

      The second conversion feature listed above meets the criteria of an embedded derivative under SFAS No. 133. As a result, we are required to separate out the value of the conversion feature from the notes and record a liability on our consolidated balance sheet. As of December 31, 2003, the conversion feature had a nominal value and therefore it did not have a material impact on our financial position or results of operations. We will continue to evaluate the materiality of the value of this conversion feature on a quarterly basis and record the resulting adjustment, if any, in our consolidated balance sheet and statement of operations.

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

      13.0% Senior Secured Discount Notes due 2009. In connection with our reorganization in November 2002, we issued senior secured discount notes with $180.8 million principal amount due at maturity, together with 15.7 million shares of common stock for total cash proceeds of $140.0 million. For accounting purposes, we allocated $100.8 million of the proceeds to debt and $39.2 million to equity based

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Debt — (Continued)

on the relative fair values of each, which resulted in a discount of $39.2 million on our senior secured discount notes.

      These notes are senior secured obligations of NII Holdings (Cayman), Ltd. a foreign subsidiary that we wholly own, and are guaranteed by us and some of our wholly-owned subsidiaries. These guarantees are full and unconditional and joint and several. Subject to some exceptions, the notes are secured by perfected second priority security interests in the existing and future assets of NII Holdings (Cayman) and the guarantors, subject to Motorola Credit Corporation’s first lien on the basis set forth in the intercreditor agreement entered into in connection with the issuance of the notes and the reinstatement of our credit facilities with Motorola Credit Corporation. The notes bear interest at a rate of approximately 13% per year, compounded quarterly. Interest will accrete to principal until October 31, 2004 and be paid in cash quarterly thereafter. The notes were issued at an “original issue discount” as a result of (1) the accretion of non-cash interest for the period through October 31, 2004 and (2) the allocation of a portion of the purchase price of the notes and common stock sold in the rights offering to the common stock. The notes will mature on November 1, 2009, when the entire principal balance of $180.8 million will be due.

      The notes are not entitled to any mandatory redemption or sinking fund. The notes will be redeemable, at the option of NII Holdings (Cayman), in whole or in part, at any time on or after January 1, 2006 and prior to maturity at the following redemption prices (expressed in percentages of their accreted value), plus accrued and unpaid interest to the redemption date if redeemed during the 12-month period commencing on January 1 of the applicable year set forth below:

Redemption
Year	Price

2006	106.50%
2007	103.25%
2008 and thereafter	100.00%

      The notes prohibit us, NII Holdings (Cayman), Ltd., and some of our subsidiaries from incurring new indebtedness not contemplated by our reorganization plan or issuing any redeemable stock. During the year following the first anniversary of the effective date of the reorganization, we were permitted to incur additional indebtedness if our consolidated leverage ratio would be no greater than 5.0:1, such ratio decreasing during each of the following three years to 4.5:1, 4.0:1 and 3.5:1 respectively. In addition, except for McCaw International (Brazil), Ltd. and its affiliates, we are allowed to incur debt that does not exceed $50.0 million as well as intercompany debt to refinance existing obligations and some other permitted debt.

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

      As further discussed under Note 18, in March 2004, NII Holdings (Cayman), Inc. completed a cash tender offer to purchase all of the 13.0% senior secured discount notes.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Debt — (Continued)

      International Equipment Facility. As a result of the effectiveness of our Revised Third Amended Joint Plan of Reorganization, on November 12, 2002, Motorola Credit Corporation reinstated and refinanced the international equipment facility in the amount of $225.0 million. Under the new facility, we are required to repay the principal in consecutive semi-annual installments equaling 12.5% of the outstanding principal beginning on June 30, 2004 and maturing December 31, 2007. Interest payments are due semi-annually beginning on December 31, 2002. The borrowers under this facility are Nextel Mexico, Nextel Peru and NII Holdings (Cayman), Inc. The new facility is secured by all of our assets, subject to an intercreditor agreement, and is guaranteed by the Company and certain of our subsidiaries.

      In July 2003, we entered into an agreement to substantially reduce our indebtedness under this facility to Motorola Credit Corporation. Under this agreement, in September 2003, we prepaid, at face value, $100.0 million of the $225.0 million in outstanding principal under this facility to Motorola Credit Corporation using proceeds received from our convertible notes offering and our common stock offering. In connection with this prepayment and under an amendment to this facility, certain modifications were made, including:

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

      Subsequent to the $100.0 million prepayment, the remaining amount due under the international equipment facility was reflected in Nextel Mexico’s accounts. The facility is guaranteed by NII Holdings, Inc. and certain of our subsidiaries.

      As further discussed under Note 18, in February 2004, we prepaid, at face value, $72.5 million of the $125.0 million in outstanding principal under this facility to Motorola Credit Corporation using a portion of the proceeds from the issuance of convertible notes in January 2004.

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

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Debt — (Continued)

      During 2003, Nextel Mexico sold 408 towers for total proceeds of $76.3 million and Nextel Brazil sold 223 towers for total proceeds of $30.1 million. Subsequent to 2003, Nextel Mexico sold an additional 23 towers for total proceeds of $4.3 million and Nextel Brazil sold an additional 15 towers for total proceeds of $2.0 million.

      As a result of provisions in the sale-leaseback agreement that provide for continuing involvement by us, we accounted for these tower sales as financing arrangements and therefore did not recognize gains from the sales. We have maintained the tower assets on our balance sheet and continue to depreciate them. We recognized the proceeds received as financing obligations that will be repaid through monthly rent payments over 15 years. Both the proceeds received and rent payments due are denominated in Mexican pesos for the Mexican transactions and in Brazilian reais for the Brazilian transactions. Rent payments are subject to local inflation adjustments. To the extent that American Tower leases these communication towers to third party companies, our base rent and ground rent related to the towers leased are reduced. We recognize ground rent payments as operating expenses in cost of service and tower base rent payments as interest expense and a reduction in the financing obligation using the effective interest method. In addition, we recognize co-location rent payments made by the third party lessees to American Tower as other operating revenues because we are maintaining the tower assets on our balance sheet. During the year ended December 31, 2003, we recognized $3.6 million in other operating revenues related to these co-location lease arrangements.

      On January 1, 2004, we executed a binding term sheet with American Tower whereby both parties agreed to make certain amendments to the sale-leaseback agreement with respect to the construction and/or the acquisition by American Tower of any new towers to be constructed or purchased by our Mexican and our Brazilian operating companies. The most significant of such amendments provide for, the elimination of minimum purchase and construction commitments; the establishment of new purchase commitments for the following four years, subject to certain collocation conditions; the extension for an additional four years, subject to certain conditions and limitations, of the right of American Tower to market for collocation existing and new towers; and the reduction of the monthly rent payments, as well as the purchase price, of any existing towers not previously purchased or identified for purchase and of any new sites built.

      Brazil Equipment Facility. In July 2003, we entered into an agreement with Motorola Credit Corporation to retire our indebtedness under the Brazil equipment facility. In connection with this agreement, in September 2003 we paid $86.0 million to Motorola Credit Corporation in consideration of all of the $103.2 million in outstanding principal as well as $5.5 million in accrued and unpaid interest under the Brazil equipment facility using a portion of the proceeds received from our convertible notes offering and common stock offering. As a result, we recognized a $22.7 million gain on the retirement of this facility as a component of income before continuing operations in our consolidated statements of operations for the year ended December 31, 2003. For the year ended December 31, 2003, the basic and diluted per share amounts resulting from the net gain on the retirement of the Brazil equipment facility were $1.06 and $0.99, respectively.

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

7.     Debt — (Continued)

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

      In September 2003, we prepaid $100.0 million of the $225.0 million in outstanding principal under our international equipment facility and modified the amortization schedule under the facility to defer the semi-annual payments. As a result, the principal repayment dates under the facility no longer matched the amortization of the notional amount of the related interest rate swap. Therefore, we terminated the entire amount of the related interest rate swap. As a result, we discontinued cash flow hedge accounting and reclassified the unrealized loss of $4.4 million from accumulated other comprehensive loss to interest expense during the year ended December 31, 2003.

      Debt Maturities. For the years subsequent to December 31, 2003, scheduled annual maturities of long-term debt outstanding as of December 31, 2003 are as follows (in thousands):

2004	$1,466
2005	43,423
2006	43,775
2007	44,204
2008	3,062
Thereafter	453,022

$588,952

      The annual maturities do not reflect the partial pay-down of the international equipment facility or the extinguishment of our senior secured discount notes in 2004.

8.	Fair Value of Financial Instruments

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

      Cash and Cash Equivalents, Accounts Receivable, Accounts Payable, Accrued Expenses, Accrued Interest and Due to Related Parties.     We believe the carrying amounts of these items are reasonable estimates of their fair values.

      Debt. The fair values of our convertible notes and senior notes are based on quoted market prices. As our vendor credit facilities do not have quoted market prices, we estimated fair value for these facilities

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Fair Value of Financial Instruments — (Continued)

based on current carrying values because these agreements were recently renegotiated and interest rates are reset periodically. See Note 7 for more information about our debt.

	December 31,

	2003		2002

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(in thousands)
Debt, including current portion	$536,756	$611,664	$432,157	$463,809

9.	Commitments and Contingencies

      Operating Lease Commitments. We lease various cell sites and office facilities under operating leases. The remaining terms of our cell site leases range from one to ten years and are generally renewable, at our option, for additional terms. The remaining terms of our office leases range from less than one to ten years. Total rent expense under operating leases was $48.2 million during 2003, $6.2 million during the two months ended December 31, 2002, $35.4 million during the ten months ended October 31, 2002 and $41.6 million during 2001.

      For years subsequent to December 31, 2003, future minimum payments for all operating lease obligations that have initial noncancelable lease terms exceeding one year, net of rental income, are as follows (in thousands):

2004	$30,975
2005	26,108
2006	21,786
2007	19,258
2008	19,263
Thereafter	45,617

$163,007

      Motorola Commitments. We are a party to agreements with Motorola, Inc. under which Motorola provides us with infrastructure equipment and services, including installation, implementation and training. We and Motorola have also agreed to warranty and maintenance programs and specified indemnity arrangements. We have also agreed to provide Motorola with notice of our determination that Motorola’s technology is no longer suited to our needs at least six months before publicly announcing or entering into a contract to purchase equipment utilizing an alternate technology. In addition, if Motorola manufactures, or elects to manufacture, the equipment utilizing the alternate technology that we elect to deploy, we must give Motorola the opportunity to supply 50% of our infrastructure requirements for the equipment utilizing the alternate technology for three years. These agreements also contain other purchase commitments that, if not met, subject us to payments based on a percentage of the commitment shortfall. We did not meet our $230.0 million purchase commitment for 2001, resulting in the payment of $8.0 million to Motorola during 2001 based on the shortfall of purchases. During 2001, we and Motorola amended the infrastructure purchase agreements to reduce our purchase commitments to $75.0 million for each of 2002 and 2003. We did not meet our $75.0 million purchase commitment for 2002, resulting in the payment of $1.4 million to Motorola during 2002. We met our purchase commitment for 2003 of $75.0 million. Beginning January 1, 2004, we will no longer be subject to a purchase commitment with Motorola.

      Purchase Acquisition. In September 2003, Nextel Argentina executed an agreement with Unifon, the cellular operator belonging to Telefonica de Argentina, to acquire the equity interests of Radio Movil

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Commitments and Contingencies — (Continued)

Digital Argentina S.A., which is the trunking business unit of Unifon. The acquisition, for a purchase price of $13.0 million, is subject to the prior approval of the Argentine telecommunications and antitrust bodies. In connection with this acquisition, Nextel Argentina expects to obtain 650 channels of additional spectrum that will help to consolidate and expand our spectrum position in Argentina.

      Brazilian Contingencies. Nextel Brazil has received tax assessment notices from state and federal Brazilian tax authorities asserting deficiencies in tax payments related primarily to value added taxes and import duties based on the classification of equipment and services. Nextel Brazil has filed various petitions disputing these assessments. In some cases Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases Nextel Brazil’s petitions have been denied and Nextel Brazil is currently appealing those decisions. Nextel Brazil is also disputing certain non-tax related claims. Nextel Brazil believes it has appropriately reserved for probable losses related to tax and non-tax matters in accordance with SFAS No. 5, “Accounting for Contingencies.” As a result of ongoing analysis, further consultations with external legal counsel and settlements of certain matters during 2003, Nextel Brazil reversed $6.3 million in accrued liabilities, of which $4.6 million was recorded as a reduction to operating expenses. Additionally, we currently estimate the range of possible losses related to tax and non-tax matters for which we have not accrued liabilities to be between $36.0 million and $40.0 million. From time to time, Nextel Brazil may also receive additional tax assessment or claim notices of a similar nature. We are continuing to evaluate the likelihood of possible losses, if any, related to all known tax and non-tax contingencies. As a result, future increases or decreases to our accrued contingencies may be necessary. As of December 31, 2003, Nextel Brazil had accrued liabilities of $61.8 million related to tax and non-tax contingencies.

      Mexican Tax Contingencies. On December 31, 2001, the Mexican Congress created a new tax on the revenues of telecommunications companies, which Nextel Mexico has legally disputed. In November 2002, the Mexican tax authority confirmed that Nextel Mexico’s interconnection services were exempt from payment under the telecommunications tax. The tax authority also stated that, in its opinion, dispatch, paging and value added services were taxable services and had no applicable exceptions. Nextel Mexico continued to accrue and pay taxes related to these services.

      On December 31, 2002, the Mexican Congress amended the tax on the revenues of telecommunications companies. With respect to our interconnection services, based on guidance provided by our legal advisors, we believe such services are exempt from the 2003 telecommunications tax. Consequently, Nextel Mexico is not accruing taxes specifically related to revenue derived from such services. However, with respect to our dispatch, paging and value added services, Nextel Mexico initiated a legal proceeding to dispute the 2003 telecommunications tax. The guidance received from legal counsel in Mexico related to the expected outcome of the 2002 and 2003 disputes has been inconclusive.

      As part of the legal proceeding to dispute the 2003 telecommunications tax, on April 7, 2003 the Mexican Administrative District Court suspended our obligation to pay the tax until the case is definitively resolved. As a result, Nextel Mexico has not paid the tax, but has reserved the amounts corresponding to the tax on revenue derived from our dispatch, paging and value added services, in order to pay such amount if the court ultimately decides in favor of the government. On October 30, 2003, the President of Mexico issued a decree under which trunking service in Mexico, including the trunking services provided by Nextel Mexico, is exempt from the telecommunications tax on a prospective basis beginning November 1, 2003. We are continuing the legal proceedings with respect to taxes on dispatch paid from January 1, 2003 through October 31, 2003. As of December 31, 2003, accrued expenses and other includes $9.8 million of reserves related to this dispute. The final outcome and related timing of the resolution of this dispute is uncertain. As of January 1, 2004, the Mexican Congress repealed the telecommunications tax on a prospective basis.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Commitments and Contingencies — (Continued)

      Legal Proceedings. We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

10.	Capital Stock

      In connection with our emergence from Chapter 11 reorganization on November 12, 2002, we:

•	filed a Restated Certificate of Incorporation authorizing an aggregate of 100,000,000 shares of new common stock, par value $0.001 per share, one share of special director preferred stock, par value $1.00 per share and 10,000,000 shares of undesignated preferred stock, par value $0.001 per share;

•	cancelled all shares of our preferred stock, common stock and other equity interests that existed prior to November 12, 2002; and

•	issued 20,000,000 shares of our new common stock and one share of our special director preferred stock.

      In September 2003, we issued 2,000,000 shares of our common stock in a public offering at a sale price of $60.00 per share for net proceeds of $113.1 million. We used the net proceeds from our convertible notes offering and the stock issuance to pay $86.0 million in full satisfaction of all amounts outstanding under our Brazil equipment facility and to fund the $100.0 million prepayment of our international equipment facility (see Note 7).

      Common Stock. Holders of our new common stock are entitled to one vote per share on all matters submitted for action by the stockholders and share equally, share for share, if dividends are declared on the common stock. If our Company is partially or completely liquidated, dissolved or wound up, whether voluntarily or involuntarily, the holders of the common stock are entitled to share ratably in the net assets remaining after payment of all liquidation preferences, if any, applicable to any outstanding preferred stock. There are no redemption or sinking fund provisions applicable to the common stock. As of December 31, 2003, there were 22,961,070 shares of our common stock outstanding.

      Special Director Preferred Stock. Motorola Credit Corporation is the holder of our special director preferred stock. The special director preferred stock gives Motorola Credit Corporation the right to nominate, elect, remove and replace a single member of our board of directors, provided that at the time any such action is taken, Motorola Credit Corporation must be the holder of a majority in principal amount of the aggregate indebtedness outstanding under our international Motorola equipment financing facility and our Brazil Motorola equipment financing facility. If Motorola Credit Corporation’s debt position falls below a majority interest, it will lose its right to nominate, elect, remove or replace a member of our board of directors. The special director preferred stock has no dividend rights or other economic value, except for a liquidation value equal to the par value of the stock. In addition, the special director preferred stock has no voting rights, except as described above and as may be required by applicable law and except that the Certificate of Incorporation may not be amended, altered or appealed so as to change the number of directorships without the affirmative vote of the holder of special director preferred stock. As of December 31, 2003, there was one share of our special director preferred stock outstanding.

      Undesignated Preferred Stock. Our board of directors has the authority to issue undesignated preferred stock of one or more series and in connection with the creation of such series, to fix by resolution the designation, voting powers, preferences and relative, participating, optional and other special rights of such series, and the qualifications, limitations and restrictions thereof. As of December 31, 2003, we had not issued any shares of undesignated preferred stock.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Capital Stock — (Continued)

      Common Stock Reserved for Issuance. As of December 31, 2003, under our employee stock option plan, we had reserved for future issuance 53,592 shares of our common stock.

      Predecessor Preferred Stock Issuance and Conversion. Our predecessor company’s series A preferred stock was issued at an original liquidation preference of $100,000 per share and thereafter, the liquidation preference on the series A preferred stock accreted at an annual rate equal to 13.625%. Except as required by law, the holders of the series A preferred stock were not entitled to receive dividends or other distributions. We had the right at any time to redeem the series A preferred stock in full (or with the consent of the holder of the affected shares of series A preferred stock, in part) at a redemption price equal to 100% of the accreted liquidation preference thereof on the redemption date.

      On April 25, 2001, we issued 2,500 shares of our series A exchangeable redeemable preferred stock to Unrestricted Subsidiary Funding Company, or USF Company, a wholly-owned subsidiary of Nextel Communications, for cash proceeds of $250.0 million. On July 16, 2001, we issued another 2,500 shares of our series A exchangeable redeemable preferred stock to USF Company for another $250.0 million in cash.

      As discussed in Note 2, in connection with the consummation of our confirmed plan of reorganization on November 12, 2002, NII Holdings cancelled all shares of this preferred stock.

11.	Impairment, Restructuring and Other Charges

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

      Fourth Quarter 2001. As a result of the capital constrained environment and our then lack of funding sources, during the fourth quarter of 2001, we undertook an extensive review of our business plan and determined to pursue a less aggressive growth strategy that targeted conservation of cash resources by slowing enhancement and expansion of our networks and reducing subscriber growth and operating expenses. We retained an investment banking firm to assist us in studying various strategic alternatives.

      Our revised business plan contemplated a less aggressive growth strategy and reflected then current anticipated available sources of funding. Our revised business plan included capital expenditures necessary

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Impairment, Restructuring and Other Charges — (Continued)

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

      With the assistance of an independent appraiser, we estimated the fair values of the long-lived assets held by our operating companies. Due to our unique wireless technology and specific spectrum holdings, comparable market prices were not readily available. As a result, fair values were derived primarily from the estimated discounted cash flows from future operations; however, we also took into consideration market-based valuations of Latin American wireless telecommunications companies to corroborate the results from the discounted cash flows approach. Our determination of fair value required us to make estimates and assumptions that significantly affect the reported amounts of long-lived assets as of December 31, 2001 and the resulting impairment charges. These estimates and assumptions primarily included, but were not limited to, estimates of future cash flows, discount rates, growth rates and terminal values. The following describes the general methods and assumptions used to determine fair value:

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

11.     Impairment, Restructuring and Other Charges — (Continued)

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

11.     Impairment, Restructuring and Other Charges — (Continued)

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

12.	Investments

      We did not own any investments as of December 31, 2003 or 2002.

      Japan. In December 2001, we sold our minority interest in NEXNET, a wireless communications services provider in Japan to Motorola, Inc. We received a $6.5 million credit for equipment purchases from Motorola and cash proceeds of $3.5 million from a partner in NEXNET, in exchange for the forgiveness of our loans to NEXNET. We recognized a $9.6 million net pre-tax gain during the fourth quarter of 2001 as a result of this sale.

      TELUS Corporation. During the third quarter of 2001, in connection with our review of our investment portfolio, we recognized a $188.4 million reduction in fair value of our investment in TELUS, a publicly traded Canadian telecommunications company, based on its stock price as of September 30, 2001. In November 2001, we completed the sale of our entire cost basis investment in TELUS for proceeds of $196.5 million, resulting in a $41.6 million pre-tax gain.

13.	Income Taxes

      The components of the income tax benefit (provision) are as follows:

	Successor Company		Predecessor Company

		Two Months	Ten Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	October 31,	December 31,
	2003	2002	2002	2001

	(in thousands)
Current:
Federal	$23,252	$(4,375)	$(25,764)	$(13,718)
State	—	—	—	(2,503)
Foreign	(17,905)	(174)	(869)	(26,205)

Total current income tax benefit (provision)	5,347	(4,549)	(26,633)	(42,426)

Deferred:
Federal	154	—	—	—
Foreign	43,828	100	448	111,176

Total deferred income tax benefit	43,982	100	448	111,176

Total income tax benefit (provision)	$49,329	$(4,449)	$(26,185)	$68,750

      The tax benefits resulting from the valuation allowance reversal in Mexico, Argentina and Peru are reflected in the deferred foreign tax benefit for 2003. The tax benefits resulting from the federal and withholding tax contingency reversal in the U.S. are reflected in the current federal tax benefit for 2003.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Income Taxes — (Continued)

      Our income tax benefit (provision) reconciles to the amount computed by applying the U.S. statutory rate to income (loss) before income tax benefit (provision) as follows:

	Successor Company		Predecessor Company

		Two Months	Ten Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	October 31,	December 31,
	2003	2002	2002	2001

	(in thousands)
Income tax (provision) benefit at statutory rate	$(43,776)	$(9,573)	$(694,227)	$904,126
Change in contingencies	24,042	—	—	—
State taxes (net of federal benefit)	—	2,117	(7,785)	13,968
Effect of foreign operations	(7,056)	21,827	(25,275)	(67,699)
Non-consolidated subsidiary adjustments	—	434	(72,541)	7,348
High yield discount obligations	—	(171)	(215,632)	(4,524)
Utilization (generation) of deferred tax assets	52,260	(13,753)	158,191	(376,194)
Reversal of deferred tax asset valuation allowance	41,008	—	—	—
Loss on impairment charges	—	—	—	(366,492)
Intercompany transactions	(1,220)	(1,465)	(9,775)	(11,873)
Withholding tax and subpart F income tax	(6,283)	(8,750)	(47,638)	—
Foreign minimum tax	(4,130)	—	—	—
Reorganization items	—	—	879,868	—
Other	(5,516)	4,885	8,629	(29,910)

Income tax benefit (provision)	$49,329	$(4,449)	$(26,185)	$68,750

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Income Taxes — (Continued)

      Significant components of our deferred tax assets and liabilities consist of the following:

	December 31,

	2003	2002

	(in thousands)
Deferred tax assets:
Loss carryforwards	$258,003	$294,955
Bad debts	10,608	—
Deferred interest	—	336
Provision for expenses	11,039	—
Accrual for contingent liabilities	17,541	—
Intangible assets	26,413	25,004
Fixed assets	90,162	86,338
Other	22,386	66,937

	436,152	473,570
Valuation allowance	(294,805)	(446,842)

Total deferred tax asset	141,347	26,728

Deferred tax liabilities:
Intangible assets	21,212	5,439
Exchange rate differences	20,807	—
Other	61,016	25,676

Total deferred tax liability	103,035	31,115

Net deferred tax asset (liability)	38,312	(4,387)
Less: current portion	(1,930)	—

	$36,382	$(4,387)

      No provision has been made for U.S. federal and state or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries. It is our intention to reinvest undistributed earnings of our foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or U.S. income taxes which may become payable if undistributed earnings of foreign subsidiaries were paid as dividends.

      As of December 31, 2003, we had approximately $43.8 million of net operating loss carryforwards for U.S. federal income tax purposes that expire beginning in 2015. The timing and manner in which we will utilize the net operating loss carryforwards in any year, or in total, may be limited in the future under the provisions of Internal Revenue Code Section 382 regarding changes in our ownership.

      As of December 31, 2003, we had approximately $83.3 million, $136.4 million and $67.7 million of net operating loss carryforwards in our Mexican, Argentine, and Peruvian subsidiaries, respectively. These carryforwards expire in various amounts through 2013. Our Chilean subsidiary had approximately $15.2 million of net operating loss carryforwards that can be carried forward indefinitely. In addition, our Brazilian subsidiaries had approximately $423.8 million of net operating loss carryforwards that can also be carried forward indefinitely, but are limited in amount on an annual basis. Our foreign subsidiaries’ ability to utilize the foreign tax net operating losses in any single year ultimately depends upon their ability to generate sufficient taxable income.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Income Taxes — (Continued)

      As of December 31, 2002, we provided a full valuation reserve against primarily all of our net deferred tax assets as realization of the net deferred tax assets could not be sufficiently assured at that time.

      We assessed the realizability of the deferred tax assets throughout 2003. Our assessment considered the reversal of existing deferred tax asset temporary differences, projected future taxable income, tax planning strategies and historical and future book income adjusted for permanent book to tax differences. Given our limited operating history, post-reorganization, we limited the analysis of future projections to one year, 2004.

      As a result of this assessment, during the fourth quarter of 2003, we reversed $29.1 million, $8.3 million, and $3.6 million of the deferred tax asset valuation allowance related to certain of our operations in Mexico, Argentina and Peru, respectively. This reversal resulted in a deferred tax benefit of $41.0 million for the year ended December 31, 2003. Subsequent to the reversal, the respective valuation allowance balances are $89.3 million in Mexico, $66.8 million in Argentina, and $14.6 million in Peru.

      Realization of any additional deferred tax assets in Mexico, Argentina and Peru depends on continued future profitability in these markets. Our ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, the state of the telecommunications industry and other major markets, the resolution of political uncertainties, competitive pressures and other factors beyond management’s control. If our operations in Mexico, Argentina and Peru continue to demonstrate profitability, we may record additional tax benefits for these markets during 2004. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our foreign operating companies and in our U.S. companies throughout 2004 to determine the appropriate level of valuation reserves.

      As discussed in Note 2, during 2002 we undertook a reorganization under Chapter 11 of the United States Bankruptcy Code. The primary effects of the reorganization on our tax structure are as follows:

•	Nextel Communications’ ownership in us was reduced below 80% in October 2002. As a result, we deconsolidated from Nextel Communications for tax purposes and are now required to file a separate tax return. We and our domestic subsidiaries elected to file a consolidated return for business activities conducted after deconsolidation. Our results from operations through October 2002 were reported on Nextel Communications’ consolidated tax return. The results of our operations from the date of deconsolidation through the end of the calendar year were included in our consolidated tax return.

•	We extinguished approximately $2.3 billion of our secured redeemable notes plus accrued interest and some other unsecured, non-trade debt in exchange for the issuance of 3,920,000 shares of new common stock. For U.S. tax purposes, this transaction caused us to recognize cancellation of indebtedness income on the first day of the Successor Company’s new tax year. Internal Revenue Code Section 108 provides that we are not required to recognize taxable income with respect to the cancellation of indebtedness.

•	Certain reorganization items were recorded for financial statement purposes. In certain situations, these reorganization items resulted in the adjustment of the financial statement basis of certain assets, which resulted in the adjustment of certain deferred tax assets and liabilities.

•	We had a tax sharing agreement with Nextel Communications dated January 1, 1997, which was in effect through November 11, 2002. On November 12, 2002, we terminated the tax sharing agreement and entered into a tax cooperation agreement with Nextel Communications. See Note 15 for additional information.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Employee Stock and Benefit Plans

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

      On November 12, 2002, our Board of Directors approved the grant of options to officers, directors and employees to purchase 2,219,100 shares of our new common stock. Thirty percent of the options vested on the grant date, thirty percent vested in November 2003, thirty percent will vest in November 2004 and the remaining ten percent will vest in November 2005, all subject to certain conditions.

      In connection with our Revised Third Amended Joint Plan of Reorganization, on November 12, 2002 our NII Holdings, Inc. 1997 Employee Stock Option Plan and Nextel International, Inc. Incentive Equity Plan were terminated and all options issued under the plans were cancelled.

      A summary of the activity under our stock option plans is as follows:

		Weighted Average
Predecessor Company	Options	Exercise Price

Outstanding, December 31, 2000	22,683,627	$7.35
Granted	9,129,875	5.00
Exercised	—	—
Cancelled	(2,826,876)	5.97

Outstanding, December 31, 2001	28,986,626	6.75
Granted	—	—
Exercised	—	—
Terminated	(28,986,626)	6.75

Outstanding, October 31, 2002	—	—

Exercisable, December 31, 2001	9,294,575	3.30

Exercisable, October 31, 2002	—	—

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Employee Stock and Benefit Plans — (Continued)

		Weighted Average
Successor Company	Options	Exercise Price

Outstanding, October 31, 2002	—	$—
Granted	2,219,100	2.50
Exercised	—	—
Cancelled	—	—

Outstanding, December 31, 2002	2,219,100	2.50
Granted	55,800	32.81
Exercised	(961,070)	2.62
Cancelled	(106,270)	2.50

Outstanding, December 31, 2003	1,207,560	3.81

Exercisable, December 31, 2002	665,730	2.50

Exercisable, December 31, 2003	342,060	2.78

      As of December 31, 2003, the maximum term of outstanding stock options was 10 years and the weighted average remaining life of outstanding stock options was 8.9 years.

      Following is a summary of the status of employee stock options outstanding and exercisable as of December 31, 2003:

	Options Outstanding			Options Exercisable

			Weighted Average		Weighted Average
Exercise Price or		Weighted Average	Exercise		Exercise
Range	Shares	Remaining Life	Price	Shares	Price

$2.50	1,156,260	8.9 years	$2.50	340,560	$2.50
25.87 - 27.42	33,300	9.3 years	26.41	—	—
34.00 - 41.11	13,000	9.5 years	38.38	—	—
65.80	5,000	9.7 years	65.80	1,500	65.80

	1,207,560			342,060

      We did not grant any options during the ten months ended October 31, 2002. All options that we granted during the year ended December 31, 2003, the two months ended December 31, 2002 and the year ended December 31, 2001 had an exercise price equal to the fair value at the date of grant.

      Nextel Communications Employee Stock Option Plan. Prior to our emergence from Chapter 11 reorganization, some of our employees participated in the Nextel Communications, Inc. Incentive Equity Plan. Generally, non-qualified stock options outstanding under this Plan:

•	were granted at prices equal to the market value of Nextel Communications’ stock on the grant date;

•	vested ratably over a four year service period; and

•	expired ten years subsequent to the award date.

      In connection with our emergence from Chapter 11 reorganization on November 12, 2002, we are no longer a wholly-owned subsidiary of Nextel Communications and our employees are no longer considered employees of Nextel Communications. As a result, vesting of all options granted by Nextel

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Employee Stock and Benefit Plans — (Continued)

Communications to our employees ceased upon our emergence and all unvested options were cancelled. In addition, all options granted by Nextel Communications to our employees after November 12, 1998 that were vested on November 12, 2002 were exercisable only until November 12, 2003, at which point they were cancelled by Nextel Communications.

      A summary of the activity under the Nextel Communications, Inc. Incentive Equity Plan related to our employees is as follows:

		Weighted Average
Predecessor Company	Options	Exercise Price

Outstanding, December 31, 2000	3,920,174	$38.13
Granted	—	—
Transferred	139,209	28.71
Exercised	(62,884)	12.23
Cancelled	(255,661)	50.37

Outstanding, December 31, 2001	3,740,838	37.34
Granted	—	—
Transferred	(126,463)	29.78
Exercised	(30,000)	7.56
Cancelled	(1,309,822)	49.84

Outstanding, October 31, 2002	2,274,553	30.93

Exercisable, December 31, 2001	1,619,594	27.40

Exercisable, October 31, 2002	2,274,553	30.93

		Weighted Average
Successor Company	Options	Exercise Price

Outstanding, October 31, 2002	2,274,553	$30.93
Granted	—	—
Transferred	—	—
Exercised	(95,000)	11.80
Cancelled	(155,000)	22.10

Outstanding, December 31, 2002	2,024,553	32.51
Granted	—	—
Transferred	—	—
Exercised	(1,067,622)	13.50
Cancelled	(915,535)	55.56

Outstanding, December 31, 2003	41,396	12.80

Exercisable, December 31, 2002	2,024,553	32.51

Exercisable, December 31, 2003	41,396	12.80

      As of December 31, 2003, under the Nextel Communications, Inc. Incentive Equity Plan, our employees had 41,396 stock options outstanding and exercisable with a price range of $11.35 to $13.28. These stock options had a weighted average remaining life of 4.3 years.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Employee Stock and Benefit Plans — (Continued)

      Fair Value Disclosures. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following assumptions:

	2003	2002	2001

Expected stock price volatility	59%–64%	83%	66%
Risk-free interest rate	3.2%–4.4%	2.7%	4.9%
Expected life in years	5	5	5
Expected dividend yield	0.00%	0.00%	0.00%
Forfeiture rate	4.00%	4.00%	0.00%

      The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models such as the Black-Scholes model require the input of highly subjective assumptions, including the expected stock price volatility. Because stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, we believe that the existing models do not necessarily provide a reliable single measure of the fair value of the stock options. The weighted average estimated fair value of the stock options granted during the year ended December 31, 2003 was $18.08, during the two months ended December 31, 2002 was $1.67 and during the year ended December 31, 2001 was $2.98.

      Generally, our stock options are non-transferable, except to family members or by will, as provided for in the Management Incentive Plan, and the actual value of the stock options that a recipient may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price. Since our new common stock did not begin trading publicly until November 21, 2002, we based our assumptions for stock price volatility in part on the historical variance of weekly closing prices of Nextel Communications’ class A common stock.

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

      Our matching contributions were about $251,000 during the ten months ended October 31, 2002 and $304,000 during 2001.

      Effective January 1, 2003, we implemented a defined contribution plan established pursuant to section 401(k) of the Internal Revenue Code under which some of our officers and employees are eligible to participate. Participants may contribute up to 15% of their compensation and be fully vested over four years of employment. We provide a matching contribution of 100% of the first 4% of salary contributed by the employee. Our contributions to this plan were about $399,000 for the year ended December 31, 2003.

15.	Related Party Transactions

Transactions with Nextel Communications, Inc.

      In connection with our emergence from Chapter 11 proceedings, on November 12, 2002 Nextel Communications purchased, through a rights offering, $50.9 million new notes of NII Holdings (Cayman) and 5,696,521 shares of the common stock that we issued, together with 1,422,167 shares of common stock

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     Related Party Transactions — (Continued)

that we issued to Nextel Communications in connection with the cancellation of NII Holdings’ senior redeemable notes and in satisfaction of claims by Nextel Communications under our 1997 tax sharing agreement. As a result, Nextel Communications owned about 35.6% of our issued and outstanding shares of new common stock as of December 31, 2002.

      Following Nextel Communication’s sale of 3,000,000 shares of our common stock on November 13, 2003, Nextel Communications owned as of December 31, 2003, either directly or indirectly, 4,118,688 shares of our common stock, which represents approximately 17.9% of our issued and outstanding shares of common stock.

      The following are descriptions of other significant transactions consummated with Nextel Communications on November 12, 2002 under our confirmed plan of reorganization.

New Spectrum Use and Build-Out Agreement

      On November 12, 2002, we and Nextel Communications entered into a new spectrum use and build-out agreement. Under this agreement, certain of our subsidiaries committed to complete the construction of our network in the Baja region of Mexico, in exchange for proceeds from Nextel Communications of $50.0 million, of which $25.0 million was received in each of 2002 and 2003. We recorded the $50.0 million as deferred revenues and expect to recognize the revenue ratably over 15.5 years. As of December 31, 2003 and 2002, we had recorded $49.2 million and $25.0 million, respectively, of deferred revenues related to this agreement, of which $46.0 million and $25.0 million are classified as long-term. We commenced service on our network in the Baja region of Mexico in September 2003. As a result, during 2003 we recognized $0.8 million in revenues related to this arrangement.

Tax Cooperation Agreement with Nextel Communications

      We had a tax sharing agreement with Nextel Communications, dated January 1, 1997, which was in effect through November 11, 2002. On November 12, 2002, we terminated the tax sharing agreement and entered into a tax cooperation agreement with Nextel Communications under which Nextel Communications and we agreed to retain, for 20 years following the effective date of our plan of reorganization, books, records, accounting data and other information related to the preparation and filing of consolidated tax returns filed for Nextel Communications’ consolidated group.

Amended and Restated Overhead Services Agreement with Nextel Communications

      We had an overhead services agreement with Nextel Communications in effect through November 11, 2002. On November 12, 2002, we entered into an amended and restated overhead services agreement, under which Nextel Communications will provide us, for agreed upon service fees, certain (i) information technology services, (ii) payroll and employee benefit services, (iii) procurement services, (iv) engineering and technical services, (v) marketing and sales services, and (vi) accounts payable services. Either Nextel Communications or we can terminate one or more of the other services at any time with 30 days advance notice. Effective January 1, 2003, we no longer use Nextel Communications’ payroll and employee benefit services, procurement services or accounts payable services.

      We periodically reimburse Nextel Communications for costs incurred under the overhead services agreements, which totaled $0.5 million during 2003, $0.1 million during the two months ended December 31, 2002, $2.0 million during the ten months ended October 31, 2002, and $4.0 million during 2001. We also reimburse Nextel Communications for some vendor payments made on our behalf. As of December 31, 2003 and 2002, our total liability due to Nextel Communications was $0.2 million, and

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     Related Party Transactions — (Continued)

$0.9 million, respectively, which consisted primarily of reimbursements for vendor payments made on our behalf.

Third Amended and Restated Trademark License Agreement with Nextel Communications, Inc.

      On November 12, 2002, we entered into a third amended and restated trademark license agreement with Nextel Communications, which superseded a previous trademark license agreement. Under the new agreement, Nextel Communications granted to us an exclusive, royalty-free license to use within Latin America, excluding Puerto Rico, certain trademarks, including but not limited to the mark “Nextel.” The license agreement continues indefinitely unless terminated by Nextel Communications upon 60 days notice if we commit one of several specified defaults and fail to cure the default within a 60 day period. The net carrying value of the trademark was $13.0 million as of December 31, 2003 and $15.2 million as of December 31, 2002.

Standstill Agreement

      As part of our Revised Third Amended Joint Plan of Reorganization, we, Nextel Communications and certain of our noteholders entered into a Standstill Agreement, pursuant to which Nextel Communications and its affiliates agreed not to purchase (or take any other action to acquire) any of our equity securities, or other securities convertible into our equity securities, that would result in Nextel Communications and its affiliates holding, in the aggregate, more than 49.9% of the equity ownership of us on a fully diluted basis, which we refer to as the “standstill percentage,” without prior approval of a majority of the non-Nextel Communications members of the Board of Directors. We agreed not to take any action that would cause Nextel Communications to hold more than 49.9% of our common equity on a fully diluted basis. If, however, we take action that causes Nextel Communications to hold more than 49.9% of our common equity, Nextel is required to vote all shares in excess of the standstill percentage in the same proportions as votes are cast for such class or series of our voting stock by stockholders other than Nextel Communications and its affiliates.

      During the term of the Standstill Agreement, Nextel Communications and its controlled affiliates have agreed not to nominate to our Board of Directors, nor will they vote in favor of the election to the Board of Directors, any person that is an affiliate of Nextel Communications if the election of such person to the Board of Directors would result in more than two affiliates of Nextel Communications serving as directors. Nextel Communications has also agreed that if at any time during the term of the Standstill Agreement more than two of its affiliates are directors, it will use its reasonable efforts to cause such directors to resign to the extent necessary to reduce the number of directors on our Board of Directors that are affiliates of Nextel Communications to two.

Transactions with Motorola, Inc.

      We have a number of important strategic and commercial relationships with Motorola. We purchase handsets and accessories and a substantial portion of our digital mobile network equipment from Motorola. Our equipment purchase agreements with Motorola govern our rights and obligations regarding purchases of digital mobile network equipment manufactured by Motorola. Until December 31, 2003, we had minimum purchase commitments under these agreements that if not met, subjected us to payments based on a percentage of the commitment shortfall. Motorola and we have agreed to warranty and maintenance programs and specified indemnity arrangements. We also pay Motorola for handset service and repair and training and are reimbursed for costs we incur under various marketing and promotional arrangements. These marketing and promotional reimbursements totaled $3.0 million in 2003, $1.3 million in 2002, and

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     Related Party Transactions — (Continued)

$1.3 million in 2001. Through October 2002, and during all of 2001, we also had handset financing agreements with Motorola.

      Motorola Credit Corporation currently owns one outstanding share of our Special Director Preferred Stock. The Special Director Preferred Stock gives Motorola Credit Corporation the right to nominate, elect, remove and replace a single member of our board of directors, provided that at the time any such action is taken, Motorola Credit Corporation is the holder of a majority in principal amount of the aggregate indebtedness outstanding under our international equipment facility. One of the directors on our board was elected by Motorola through its rights under the Special Director Preferred Stock.

      Our purchases from Motorola during the year ended December 31, 2003, the two months ended December 31, 2002, the ten months ended October 31, 2002 and the year ended December 31, 2001 consisted of the following:

	Successor Company		Predecessor Company

		Two Months	Ten Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	October 31,	December 31,
	2003	2002	2002	2001

	(in thousands)
Digital mobile network equipment	$54,756	$1,228	$16,272	$200,371
Handsets	125,178	18,708	93,670	186,463
Software upgrades and maintenance	14,293	2,676	9,550	9,148
Training and other	537	24	174	1,120

	$194,764	$22,636	$119,666	$397,102

      Accounts payable and accrued expenses due to Motorola as of December 31, 2003 and 2002 are as follows:

	December 31,

	2003	2002

	(in thousands)
Handset purchases	$5,155	$44,812
Digital mobile network equipment purchases	7,084	4,441
Other	987	2,026

Total due to Motorola	$13,226	$51,279

      In addition, we had $125.0 million and $328.2 million in debt due to Motorola Credit Corporation as of December 31, 2003 and 2002. As further discussed in Note 2, on November 12, 2002, as part of our plan of reorganization, we entered into a new master equipment financing agreement and a new equipment financing agreement with Motorola Credit Corporation. We also repaid $56.7 million in outstanding principal plus accrued interest to Motorola Credit Corporation under our international equipment facility. In July 2003, we entered into an agreement to substantially reduce our indebtedness under the international equipment facility to Motorola Credit Corporation. Under this agreement, in September 2003, we prepaid, at face value, $100.0 million of the $225.0 million in outstanding principal under this facility. Concurrently, we entered into an agreement with Motorola Credit Corporation to retire our indebtedness under the Brazil equipment facility. In connection with this agreement, in September 2003, we paid $86.0 million in consideration of all of the $103.2 million in outstanding principal as well as $5.5 million in accrued and unpaid interest under the Brazil equipment facility (see Note 7).

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     Related Party Transactions — (Continued)

      In February 2004, in compliance with our international equipment facility credit agreement we prepaid, at face value, $72.5 million of the $125.0 million in outstanding principal to Motorola Credit Corporation using proceeds from a convertible note offering made in January 2004 (see Note 18).

16.	Segment Information

      We operate in four reportable segments: (1) Mexico, (2) Brazil, (3) Argentina and (4) Peru. The operations of all other businesses that fall below the reporting thresholds are included in the “Corporate and other” segment below. This segment includes our Chilean operating companies, our corporate entity that held our equity investment in Japan and our investment in Canada prior to our sale of those investments during the fourth quarter of 2001, and our Cayman entity that issued our senior secured discount notes. We evaluate performance of these segments and provide resources to them based on operating income before depreciation and amortization and impairment, restructuring and other charges, which we refer to as segment earnings. During 2003, we began allocating corporate overhead costs to some of our subsidiaries. We expect that a portion of these allocated amounts will be treated as tax deductions and serve to reduce our effective tax rate. The segment information below does not reflect any allocations of corporate overhead costs because the amounts of these expenses are not provided to or used by our chief operating decision maker in making operating decisions related to these segments.

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated

	(in thousands)
Year Ended December 31, 2003 (Successor Company)
Operating revenues	$578,368	$148,545	$118,143	$92,575	$1,571	$(515)	$938,687

Segment earnings (losses)	216,234	13,602	32,668	20,939	(35,506)	—	247,937
Depreciation and amortization	(73,361)	(5,041)	(4,218)	(4,359)	(755)	492	(87,242)

Operating income (loss)	142,873	8,561	28,450	16,580	(36,261)	492	160,695
Interest expense	(19,762)	(11,165)	(61)	(2,027)	(36,683)	5,075	(64,623)
Interest income	2,609	5,747	520	85	6,978	(5,075)	10,864
Foreign currency transaction (losses) gains, net	(18,781)	23,751	1,335	165	(13)	—	6,457
Gain (loss) on extinguishment of debt	—	22,739	—	—	(335)	—	22,404
Other (expense) income, net	(959)	(8,239)	8,383	(328)	(8,567)	(2,456)	(12,166)

Income (loss) from continuing operations before income tax	$105,980	$41,394	$38,627	$14,475	$(74,881)	$(1,964)	$123,631

Capital expenditures from continuing operations	$139,896	$32,993	$22,919	$15,876	$2,663	$—	$214,347

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.     Segment Information — (Continued)

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated

	(in thousands)
Two Months Ended December 31, 2002 (Successor Company)
Operating revenues	$95,682	$21,990	$10,727	$14,729	$239	$(89)	$143,278

Segment earnings (losses)	41,060	4,663	2,821	3,195	(4,442)	—	47,297
Depreciation and amortization	(10,256)	(263)	(212)	(323)	(367)	346	(11,075)

Operating income (loss)	30,804	4,400	2,609	2,872	(4,809)	346	36,222
Interest expense	(1,447)	(5,747)	(172)	(252)	(3,788)	937	(10,469)
Interest income	270	1,178	16	6	1,264	(937)	1,797
Foreign currency transaction (losses) gains, net	(409)	1,422	285	624	34	(599)	1,357
Other (expense) income, net	(1,456)	(950)	(60)	6,983	(6,074)	—	(1,557)

Income (loss) from continuing operations before income tax	$27,762	$303	$2,678	$10,233	$(13,373)	$(253)	$27,350

Capital expenditures from continuing operations	$16,195	$1,547	$1,932	$4,269	$586	$—	$24,529

Ten Months Ended October 31, 2002 (Predecessor Company)
Operating revenues	$351,556	$152,780	$63,790	$68,011	$1,361	$(403)	$637,095

Segment earnings (losses)	101,381	13,650	12,465	18,474	(23,796)	—	122,174
Impairment, restructuring and other charges	—	(695)	(8,542)	(23)	(6,548)	—	(15,808)
Depreciation and amortization	(43,648)	(9,977)	(2,231)	(5,068)	(5,733)	1,680	(64,977)

Operating income (loss)	57,733	2,978	1,692	13,383	(36,077)	1,680	41,389
Interest expense	(2,921)	(32,458)	(9,485)	(2,253)	(128,245)	23,783	(151,579)
Interest income	438	22,579	167	30	8,378	(27,664)	3,928
Foreign currency transaction losses, net	(17,194)	(27,669)	(137,820)	(1,030)	(22)	599	(183,136)
Reorganization items, net	(46,814)	(33,658)	(4,112)	(31,030)	2,281,829	14,008	2,180,223
Gain on extinguishment of debt, net	—	—	—	—	101,598	—	101,598
Other (expense) income, net	(3,071)	(3,703)	(1,954)	(530)	340	—	(8,918)

(Loss) income from continuing operations before income tax	$(11,829)	$(71,931)	$(151,512)	$(21,430)	$2,227,801	$12,406	$1,983,505

Capital expenditures from continuing operations	$100,651	$20,521	$12,190	$12,883	$1,971	$—	$148,216

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.     Segment Information — (Continued)

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated

	(in thousands)
Year Ended December 31, 2001 (Predecessor Company)
Operating revenues	$289,335	$171,138	$135,320	$64,952	$2,240	$(539)	$662,446

Segment earnings (losses)	15,933	(67,310)	2,390	5,370	(44,152)	—	(87,769)
Impairment, restructuring and other charges	(433,945)	(679,440)	(262,541)	(171,590)	(33,648)	—	(1,581,164)
Depreciation and amortization	(67,106)	(73,026)	(44,507)	(26,117)	(8,724)	918	(218,562)

Operating loss	(485,118)	(819,776)	(304,658)	(192,337)	(86,524)	918	(1,887,495)
Interest expense	(6,398)	(24,766)	(13,474)	(4,270)	(279,344)	31,024	(297,228)
Interest income	1,153	26,011	662	129	20,161	(34,869)	13,247
Realized losses on investments	—	—	—	—	(151,291)	—	(151,291)
Equity in gains of unconsolidated affiliates	—	—	—	—	9,640	—	9,640
Foreign currency transaction gains (losses), net	1,816	(62,590)	(1)	573	(1,228)	148	(61,282)
Other (expense) income, net	(954)	(5,690)	(2,601)	(765)	5,829	—	(4,181)

Loss from continuing operations before income tax	$(489,501)	$(886,811)	$(320,072)	$(196,670)	$(482,757)	$(2,779)	$(2,378,590)

Capital expenditures from continuing operations	$213,191	$244,310	$93,674	$75,354	$14,918	$(12,726)	$628,721

December 31, 2003 (Successor Company)
Property, plant and equipment, net	$277,739	$38,320	$26,205	$25,313	$2,602	$(1,618)	$368,561

Identifiable assets	$728,347	$137,004	$96,870	$81,322	$192,494	$(1,618)	$1,234,419

December 31, 2002 (Successor Company)
Property, plant and equipment, net	$207,922	$4,433	$4,599	$12,668	$241	$345	$230,208

Identifiable assets	$534,931	$73,353	$39,576	$63,428	$137,284	$345	$848,917

October 31, 2002 (Predecessor Company)
Property, plant and equipment, net	$195,984	$3,181	$2,651	$8,486	$—	$—	$210,302

Identifiable assets	$514,573	$70,901	$32,982	$58,698	$151,408	$—	$828,562

December 31, 2001 (Predecessor Company)
Property, plant and equipment, net	$243,424	$40,004	$31,392	$33,869	$17,001	$(15,689)	$350,001

Identifiable assets	$514,198	$157,137	$134,662	$98,200	$633,386	$(293,163)	$1,244,420

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Quarterly Financial Data (Unaudited)

	Successor Company

	First	Second	Third	Fourth

	(in thousands, except per share amounts)
2003
Operating revenues	$203,393	$225,951	$246,230	$263,113
Operating income	39,137	42,739	43,228	35,591
Net income	9,419	41,637	37,795	84,109
Net income per common share, basic	$0.47	$2.04	$1.81	$3.70

Net income per common share, diluted	$0.44	$1.94	$1.73	$3.49

				Fourth

				Predecessor	Successor
				Company	Company
	Predecessor Company			One Month	Two Months
				Ended	Ended
	First	Second	Third	October 31	December 31

	(in thousands, except per share amounts)
2002
Operating revenues	$194,768	$190,169	$187,634	$64,524	$143,278
Operating income	3,358	6,816	19,769	11,446	36,222
Net (loss) income	(154,549)	(236,617)	(36,329)	2,382,538	42,566
Net (loss) income per common share, basic	$(0.57)	$(0.88)	$(0.13)	$8.81	$2.13

Net (loss) income per common share, diluted	$(0.57)	$(0.88)	$(0.13)	$8.81	$2.01

      Significant events that occurred during the fourth quarter of 2003 are described in Notes 3, 7, 9 and 13.

      Operating revenues and operating income for the two months ended December 31, 2002 include a $14.3 million non-recurring item related to the favorable partial resolution of a telecommunications tax in Mexico as discussed in Note 9.

      As described in Note 3, in November 2002, we sold our remaining direct and indirect ownership interest in Nextel Philippines. As described in Note 2, during the one month ended October 31, 2002, we recognized about $2.3 billion in reorganization items, net, in connection with our emergence from Chapter 11 on November 12, 2002 and the application of fresh-start accounting, and a $101.6 million gain on the extinguishment of our Argentina credit facilities.

      As described in Note 1, effective November 1, 2002, we changed our method of accounting for revenues and costs recognized from digital handset sales.

      The sum of the per share amounts do not equal the annual amounts due to changes in the number of weighted average number of common shares outstanding during the year.

18.	Subsequent Events

      Convertible Notes Issuance. In January 2004, we issued $250.0 million aggregate principal amount of 2.875% convertible notes due 2034. In addition, we granted the initial purchaser an option to purchase up to an additional $50.0 million principal amount of notes, which was exercised in February 2004. As a

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.     Subsequent Events — (Continued)

result, we issued an additional $50.0 million aggregate principal amount of convertible notes, resulting in total net proceeds of $291.0 million. The notes bear interest at a rate of 2.875% per year, payable semi-annually in arrears and in cash on February 1 and August 1 of each year, beginning August 1, 2004. The notes will mature on February 1, 2034, when the entire principal balance of $300.0 million will be due.

      The noteholders have the right to require us to repurchase the notes on February 1 of 2011, 2014, 2019, 2024 and 2029 at a repurchase price equal to 100% of the principal amount, plus any accrued and unpaid interest (including additional amounts, if any) up to but excluding the repurchase date.

      The notes are convertible, at the option of the holder, into shares of our common stock at a conversion rate of 6.2610 shares per $1,000 principal amount of notes, subject to adjustment, prior to the close of business on the final maturity date under any of the following circumstances:

•	during any fiscal quarter commencing after March 31, 2004, if the closing sale price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

•	during the five business day period after any five consecutive trading day period in which the trading price per note for each day of this period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the notes subject to certain limitations;

•	if the notes have been called for redemption; or

•	upon the occurrence of specified corporate events.

We have the option to satisfy the conversion of the notes in shares of our common stock or in cash.

      Prior to February 7, 2011, the notes are not redeemable. On or after February 7, 2011, we may redeem for cash some or all of the notes, at any time and from time to time, upon at least 30 days’ notice for a price equal to 100% of the principal amount of the notes to be redeemed plus any accrued and unpaid interest (including additional amounts, if any) up to but excluding the redemption date.

      Neither we nor any of our subsidiaries are subject to any financial covenants under these convertible notes. In addition, neither we nor any of our subsidiaries are restricted from paying dividends, incurring debt, or issuing or repurchasing our securities.

      Partial Repayment of International Equipment Facility. In February 2004, we prepaid, at face value, $72.5 million of the $125.0 million in outstanding principal under our international equipment facility, and related accrued interest of $0.4 million, using a portion of the proceeds received from the issuance of our 2.875% convertible notes.

      Stock Split. On February 26, 2004, we announced a 3-for-1 common stock split to be effected in the form of a stock dividend that will be paid on March 22, 2004 for holders of record on March 12, 2004. The stock split will require retroactive restatement of all historical earnings per share data beginning with our financial statements for the three months ended March 31, 2004. As a result of the consummation of our plan of reorganization and the transactions that occurred as a result of the implementation of this plan on November 12, 2002, we are operating our existing business under a new capital structure. Therefore, the stock split will not impact our net income per common share for periods prior to October 31, 2002, the date we applied fresh-start accounting principles. Unaudited pro forma results for basic and diluted income

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.     Subsequent Events — (Continued)

per common share for the year ended December 31, 2003 and for the two months ended December 31, 2002 are as follows:

			For the Two Months
	For the Year Ended		Ended
	December 31, 2003		December 31, 2002

	Actual	Pro Forma	Actual	Pro Forma

Income from continuing operations per common share, basic	$8.22	$2.74	$1.15	$0.38
Income from discontinued operations per common share, basic	—	—	0.98	0.33

Net income per common share, basic	$8.22	$2.74	$2.13	$0.71

Income from continuing operations per common share, diluted	$7.63	$2.54	$1.08	$0.36
Income from discontinued operations per common share, diluted	—	—	0.93	0.31

Net income per common share, diluted	$7.63	$2.54	$2.01	$0.67

Unaudited pro forma results for basic and diluted net income per common share for net income for each of the four quarters ended December 31, 2003 are as follows:

	First	Second	Third	Fourth

	(in thousands, except per share amounts)
Net income	$9,419	$41,637	$37,795	$84,109
Net income per common share:
Basic – as reported	$0.47	$2.04	$1.81	$3.70

Basic – pro forma	$0.16	$0.68	$0.60	$1.23

Diluted – as reported	$0.44	$1.94	$1.73	$3.49

Diluted – pro forma	$0.15	$0.65	$0.58	$1.16

      Tender Offer for 13.0% Senior Secured Discount Notes. On March 8, 2004, NII Holdings (Cayman), Ltd. (NII Cayman), one of our wholly-owned subsidiaries, retired substantially all of its $180.8 million aggregate principal amount 13.0% senior secured discount notes due 2009 through a cash tender offer, resulting in about a $79.2 million pre-tax loss. NII Cayman financed this tender offer with intercompany loans from NII Holdings and cash on hand. We used a portion of our proceeds from the issuance of our 2.875% convertible notes to fund these intercompany loans to NII Cayman.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Parent Company and Condensed Consolidating Financial Information

      During 2003, we began allocating corporate overhead costs to some of our subsidiaries. We expect that a portion of these allocations will be treated as tax deductions and serve to reduce our effective tax rate. The condensed consolidating financial information below reflects the impact of our allocations as increases to selling, general and administrative expenses of the guarantor and non-guarantor subsidiaries and corresponding decreases to the selling, general and administrative expenses of NII Holdings, Inc.

CONDENSED CONSOLIDATING BALANCE SHEET

(Successor Company)
As of December 31, 2003
(in thousands)

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)(1)	Subsidiaries(2)	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$108,688	$123,730	$137,931	$35,057	$—	$405,406
Accounts receivable, net	110	101	106,357	13,989	—	120,557
Handset and accessory inventory, net	—	—	17,485	3,653	—	21,138
Prepaid expenses and other	112	—	51,623	9,234	—	60,969

Total current assets	108,910	123,831	313,396	61,933	—	608,070
Property, plant and equipment, net	2,401	—	341,372	26,406	(1,618)	368,561
Investments in and advances to affiliates	385,867	75,866	542,071	—	(1,003,804)	—
Intangible assets, net	—	—	49,518	144,458	—	193,976
Deferred income taxes, net	—	—	28,763	7,619		36,382
Other assets	24,653	118,491	116,815	1,250	(233,779)	27,430

	$521,831	$318,188	$1,391,935	$241,666	$(1,239,201)	$1,234,419

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$257	$—	$27,736	$8,454	$—	$36,447
Accrued expenses and other	53	519	132,420	26,021	—	159,013
Deferred revenues	—	—	29,608	2,432	—	32,040
Accrued interest	1,835	—	3,187	—	—	5,022
Due to related parties	—	58,766	189,414	14,134	(248,854)	13,460
Current portion of long-term debt	—	—	1,466	—	—	1,466

Total current liabilities	2,145	59,285	383,831	51,041	(248,854)	247,448
Long-term debt	180,000	128,625	226,665	—	—	535,290
Deferred revenues	—	—	45,968	—	—	45,968
Other long-term liabilities	10,220	—	65,160	867	—	76,247

Total liabilities	192,365	187,910	721,624	51,908	(248,854)	904,953

Total stockholders’ equity	329,466	130,278	670,311	189,758	(990,347)	329,466

	$521,831	$318,188	$1,391,935	$241,666	$(1,239,201)	$1,234,419

(1)	NII Holdings (Cayman), Ltd. is the issuer of our senior secured discount notes due 2009. See Note 7.

(2)	Represents our subsidiaries that have provided guarantees of the obligations of NII Holdings (Cayman), Ltd. under our senior secured discount notes due 2009. See Note 7.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.     Parent Company and Condensed Consolidating Financial Information — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Successor Company)
For the Year Ended December 31, 2003
(in thousands)

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$626,648	$312,554	$(515)	$938,687

Operating expenses
Cost of revenues (exclusive of depreciation included below)	—	—	324,660	50,135	(515)	374,280
Selling, general and administrative	6,385	—	91,192	218,893	—	316,470
Depreciation and amortization	694	—	77,667	9,373	(492)	87,242

	7,079	—	493,519	278,401	(1,007)	777,992

Operating (loss) income	(7,079)	—	133,129	34,153	492	160,695

Other income (expense)
Interest expense	(7,436)	(27,410)	(33,187)	(1,665)	5,075	(64,623)
Interest income	4,899	1,332	9,023	685	(5,075)	10,864
Foreign currency transaction gains, net	—	—	4,701	1,756	—	6,457
(Loss) gain on extinguishment of debt	(74)	(261)	22,739	—	—	22,404
Equity in income of affiliates	159,386	54,248	167,510	—	(381,144)	—
Other (expense) income, net	(292)	(390)	(17,033)	8,005	(2,456)	(12,166)

	156,483	27,519	153,753	8,781	(383,600)	(37,064)

Income before income tax benefit	149,404	27,519	286,882	42,934	(383,108)	123,631
Income tax benefit	23,556	—	19,679	6,094	—	49,329

Net income	$172,960	$27,519	$306,561	$49,028	$(383,108)	$172,960

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.     Parent Company and Condensed Consolidating Financial Information — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Successor Company)
For the Year Ended December 31, 2003
(in thousands)

	NII Holdings,	NII Holdings
	Inc.	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents, beginning of year	$9,811	$122,499	$81,156	$17,695	$—	$231,161
Cash flows (used in) from operating activities	(22,236)	1,231	200,009	31,975	—	210,979
Cash flows used in investing activities	(8,568)	—	(224,208)	(19,517)	5,780	(246,513)
Cash flows from financing activities	129,681	—	83,991	2,153	(5,780)	210,045
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,017)	2,751	—	(266)

Cash and cash equivalents, end of year	$108,688	$123,730	$137,931	$35,057	$—	$405,406

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.     Parent Company and Condensed Consolidating Financial Information — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

(Successor Company)
As of December 31, 2002
(in thousands)

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)(1)	Subsidiaries(2)	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$9,811	$122,499	$81,156	$17,695	$—	$231,161
Accounts receivable, net	56	—	94,168	6,729	—	100,953
Handset and accessory inventory, net	—	—	15,255	2,699	—	17,954
Prepaid expenses and other	3	—	37,578	5,944	—	43,525

Total current assets	9,870	122,499	228,157	33,067	—	393,593
Property, plant and equipment, net	115	—	225,115	4,633	345	230,208
Investments in and advances to affiliates	93,768	89,463	434,180	—	(488,750)	128,661
Intangible assets, net	154	—	51,585	2,682	—	54,421
Other assets	41,014	2,756	48,311	704	(69,796)	22,989

	$144,921	$214,718	$987,348	$41,086	$(558,201)	$829,872

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$74	$—	$25,011	$2,011	$—	$27,096
Accrued expenses and other	26,919	750	106,513	14,881	—	149,063
Deferred revenues	—	—	20,629	134	—	20,763
Accrued interest	—	—	2,587	—	—	2,587
Due to related parties	16,560	42,581	344,315	122,409	(492,155)	33,710

Total current liabilities	43,553	43,331	499,055	139,435	(492,155)	233,219
Long-term debt	—	173,964	258,193	—	—	432,157
Deferred income taxes, net	154	—	3,964	269	—	4,387
Deferred revenues	—	—	25,000	—	—	25,000
Other long-term liabilities	9,800	—	33,895	—	—	43,695

Total liabilities	53,507	217,295	820,107	139,704	(492,155)	738,458

Total stockholders’ equity (deficit)	91,414	(2,577)	167,241	(98,618)	(66,046)	91,414

	$144,921	$214,718	$987,348	$41,086	$(558,201)	$829,872

(1)	NII Holdings (Cayman), Ltd. is the issuer of our senior secured discount notes due 2009. See Note 7.

(2)	Represents our subsidiaries that have provided guarantees of the obligations of NII Holdings (Cayman), Ltd. under our senior secured discount notes due 2009. See Note 7.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.     Parent Company and Condensed Consolidating Financial Information — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Successor Company)
For the Two Months Ended December 31, 2002
(in thousands)

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$130,010	$10,966	$(89)	$140,887

Operating expenses
Cost of revenues (exclusive of depreciation included below)	—	—	45,866	3,721	(89)	49,498
Selling, general and administrative	4,037	—	35,102	4,676	—	43,815
Depreciation and amortization	13	—	9,938	224	(346)	9,829

	4,050	—	90,906	8,621	(435)	103,142

Operating (loss) income	(4,050)	—	39,104	2,345	346	37,745

Other income (expense)
Interest expense	(105)	(3,655)	(7,230)	(176)	937	(10,229)
Interest income	574	221	1,817	16	(937)	1,691
Foreign currency transaction gains, net	27	—	1,660	293	(599)	1,381
Equity in income (losses) of affiliates	17,764	—	(1,679)	—	(17,764)	(1,679)
Other (expense) income, net	(6,147)	—	4,575	13	—	(1,559)

	12,113	(3,434)	(857)	146	(18,363)	(10,395)

Income (loss) from continuing operations before income tax provision	8,063	(3,434)	38,247	2,491	(18,017)	27,350
Income tax provision	(4,224)	—	(120)	(105)	—	(4,449)

Income (loss) from continuing operations	3,839	(3,434)	38,127	2,386	(18,017)	22,901

Discontinued operations
Income (loss) from operations of Nextel Philippines	38,727	—	(847)	(5,071)	(13,144)	19,665
Income tax provision	—	—	—	—	—	—

Income (loss) from discontinued operations	38,727	—	(847)	(5,071)	(13,144)	19,665

Net income (loss)	$42,566	$(3,434)	$37,280	$(2,685)	$(31,161)	$42,566

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.     Parent Company and Condensed Consolidating Financial Information — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Successor Company)
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

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.     Parent Company and Condensed Consolidating Financial Information — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Predecessor Company)
For the Ten Months Ended October 31, 2002
(in thousands)

	NII Holdings,	(Cayman), Ltd.
	Inc.	NII Holdings	Guarantor	Non-Guarantor	Intercompany
	(Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$563,926	$65,151	$(403)	$628,674

Operating expenses
Cost of revenues (exclusive of depreciation included below)	—	—	231,412	21,568	(403)	252,577
Selling, general and administrative	21,581	—	198,451	32,657	—	252,689
Impairment, restructuring and other charges	6,375	—	779	8,654	—	15,808
Depreciation and amortization	4,596	—	53,539	2,307	(1,680)	58,762

	32,552	—	484,181	65,186	(2,083)	579,836

Operating (loss) income	(32,552)	—	79,745	(35)	1,680	48,838

Other income (expense)
Interest expense	(128,187)	—	(36,957)	(9,512)	23,783	(150,873)
Interest income	7,133	—	23,740	174	(27,664)	3,383
Reorganization items, net	2,282,672	—	(111,502)	(4,955)	14,008	2,180,223
Gain on extinguishment of debt, net	—	—	101,598	—	—	101,598
Foreign currency transaction losses, net	(28)	—	(45,680)	(137,813)	599	(182,922)
Equity in losses of affiliates	(159,226)	—	(7,782)	—	159,226	(7,782)
Other income (expense), net	19	—	(7,408)	(1,571)	—	(8,960)

	2,002,383	—	(83,991)	(153,677)	169,952	1,934,667

Income (loss) from continuing operations before income tax provision	1,969,831	—	(4,246)	(153,712)	171,632	1,983,505
Income tax provision	(14,788)	—	(10,884)	(513)	—	(26,185)

Income (loss) from continuing operations	1,955,043	—	(15,130)	(154,225)	171,632	1,957,320

Discontinued operations
Loss from operations of Nextel Philippines	—	—	—	(14,219)	12,194	(2,025)
Income tax provision	—	—	—	(252)	—	(252)

Loss from discontinued operations	—	—	—	(14,471)	12,194	(2,277)

Net income (loss)	$1,955,043	$—	$(15,130)	$(168,696)	$183,826	$1,955,043

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.     Parent Company and Condensed Consolidating Financial Information — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Predecessor Company)
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

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.     Parent Company and Condensed Consolidating Financial Information — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(Predecessor Company)
For the Year Ended December 31, 2001
(in thousands)

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$520,563	$137,319	$(539)	$657,343

Operating expenses
Cost of revenues (exclusive of depreciation included below)	1,055	—	266,206	56,574	(299)	323,536
Selling, general and administrative	39,365	—	300,138	81,666	(240)	420,929
Impairment, restructuring and other charges	1,695	—	1,284,975	294,494	—	1,581,164
Depreciation and amortization	4,768	—	161,441	46,738	(918)	212,029

	46,883	—	2,012,760	479,472	(1,457)	2,537,658

Operating loss	(46,883)	—	(1,492,197)	(342,153)	918	(1,880,315)

Other income (expense)
Interest expense	(279,342)	—	(24,632)	(13,476)	22,143	(295,307)
Interest income	16,229	—	30,060	705	(34,869)	12,125
Foreign currency transaction losses, net	—	—	(60,392)	(1,229)	148	(61,473)
Realized losses on investments	(137,067)	—	(14,224)	—	—	(151,291)
Equity in (losses) income of affiliates	(1,884,196)	—	2,064	—	1,884,196	2,064
Other income (expense), net	5,999	—	(7,622)	(2,770)	—	(4,393)

	(2,278,377)	—	(74,746)	(16,770)	1,871,618	(498,275)

Loss from continuing operations before income tax(provision) benefit	(2,325,260)	—	(1,566,943)	(358,923)	1,872,536	(2,378,590)
Income tax (provision) benefit	(28,062)	—	89,903	6,909	—	68,750

Loss from continuing operations	(2,353,322)	—	(1,477,040)	(352,014)	1,872,536	(2,309,840)

Discontinued operations
Loss from operations of Nextel Philippines	—	—	—	(177,213)	6,878	(170,335)
Income tax provision	—	—	—	(17,146)	—	(17,146)

Loss from discontinued operations	—	—	—	(194,359)	6,878	(187,481)

Net loss	$(2,353,322)	$—	$(1,477,040)	$(546,373)	$1,879,414	$(2,497,321)

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.     Parent Company and Condensed Consolidating Financial Information — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Predecessor Company)
For the Year Ended December 31, 2001
(in thousands)

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents, beginning of year	$56,712	$—	$377,763	$39,232	$—	$473,707
Cash flows (used in) from operating activities	(109,788)	—	20,014	(42,227)	—	(132,001)
Cash flows used in investing activities	(255,010)	—	(920,333)	(137,530)	776,683	(536,190)
Cash flows from financing activities	502,896	—	564,406	155,394	(776,683)	446,013
Effect of exchange rate changes on cash and cashequivalents	—	—	(1,491)	212	—	(1,279)

Cash and cash equivalents, end of year	$194,810	$—	$40,359	$15,081	$—	$250,250

NII HOLDINGS, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Charged to	Deductions	Balance at
	Beginning of	Costs and	and Other	End
	Period	Expenses	Adjustments(1)	of Period

Year Ended December 31, 2003
Allowance for doubtful accounts	$7,143	$7,179	$(5,302)	$9,020

Reserve for inventory obsolescence	$5,538	$1,716	$(1,815)	$5,439

Valuation allowance for deferred tax assets	$446,842	$(68,023)	$(84,014)	$294,805

Two Months Ended December 31, 2002
Allowance for doubtful accounts	$10,659	$634	$(4,150)	$7,143

Reserve for inventory obsolescence	$5,669	$149	$(280)	$5,538

Valuation allowance for deferred tax assets	$738,122	$13,753	$(305,033)	$446,842

Ten Months Ended October 31, 2002
Allowance for doubtful accounts	$24,277	$17,484	$(31,102)	$10,659

Reserve for inventory obsolescence	$9,370	$3,884	$(7,585)	$5,669

Valuation allowance for deferred tax assets	$787,556	$(158,191)	$108,757	$738,122

Accrued restructuring charges	$406	$7,933	$(8,339)	$—

Year Ended December 31, 2001
Allowance for doubtful accounts	$22,163	$40,902	$(38,788)	$24,277

Reserve for inventory obsolescence	$8,240	$1,441	$(311)	$9,370

Valuation allowance for deferred tax assets	$395,272	$411,793	$(19,509)	$787,556

Accrued restructuring charges	$—	$5,230	$(4,824)	$406

(1)	Includes the impact of foreign currency translation adjustments and, for the two months ended December 31, 2002, the elimination of amounts related to Nextel Philippines.

EXHIBIT INDEX

      For periods before December 21, 2001, references to NII Holdings, Inc. refer to Nextel International, Inc. the former name of NII Holdings. All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by NII Holdings, file number 0-32421, unless otherwise indicated.

Exhibit
Number	Exhibit Description

2.1	Revised Third Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code for NII Holdings and NII Holdings (Delaware), Inc. (incorporated by reference to Exhibit 2.1 to NII Holdings’ Current Report on Form 8-K, filed on November 12, 2002).
3.1	Restated Certificate of Incorporation of NII Holdings (incorporated by reference to Exhibit 3.1 to NII Holdings’ Current Report on Form 8-K, filed on November 12, 2002).
3.2	Amended and Restated Bylaws of NII Holdings (filed herewith).
4.1	Indenture governing the 13% Senior Secured Discount Notes Due 2009 issued by NII Holdings (Cayman), Ltd., dated as of November 12, 2002, among NII Holdings (Cayman), Ltd., the Guarantors named therein and Wilmington Trust Company, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to NII Holdings’ Form 10-Q, filed on November 14, 2002).
4.2	Form of 13% Senior Secured Discount Notes (incorporated by reference to Exhibit A to Exhibit 4.1 to NII Holdings’ Form 10-Q, filed on November 14, 2002).
4.3	Form of First Supplemental Indenture governing the 13% Senior Secured Discount Notes Due 2009 issued by NII Holdings (Cayman), Ltd., dated as of February 18, 2004, among NII Holdings (Cayman), Ltd., the Guarantors named therein and Wilmington Trust Company, as Indenture Trustee (filed herewith).
4.4	Indenture governing our 3 1/2% convertible notes due 2033, dated as of September 16, 2003, by and between NII Holdings, Inc. and Wilmington Trust Company, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to NII Holdings’ Form S-3, File No. 333-110980, filed on December 5, 2003).
4.5	Form of Indenture governing our 2 7/8% convertible notes due 2034, dated as of January 30, 2004, by and between NII Holdings, Inc. and Wilmington Trust Company, as Indenture Trustee (filed herewith).
10.1	Form of Subscriber Unit Purchase Agreement, dated as of July 20, 2002, by and between Motorola, Inc. and Multifon, S.A. de C.V. (filed herewith).
10.2	Subscriber Unit Purchase Agreement, dated July 23, 1999, by and between Motorola, Inc. and Nextel del Peru, S.A. (incorporated by reference to Exhibit 10.44 to NII Holdings’ Form 10-K, filed on March 30, 2000).
10.3	Form of Subscriber Unit Purchase Agreement, dated as of July 2, 2001, by and between Motorola Industrial Ltda. and Nextel Telecomunicacoes Ltda. (filed herewith).
10.4	Subscriber Unit Purchase Agreement, dated as of September 7, 1999, by and between Motorola Industrial LTDA and NII Holdings (incorporated by reference to Exhibit 10.39 to NII Holdings’ Form 10-K filed on March 30, 2000).
10.5	Subscriber Unit Purchase Agreement, dated as of September 7, 1999, by and between Motorola, Inc. and NII Holdings (incorporated by reference to Exhibit 10.40 to NII Holdings’ Form 10-K, filed on March 30, 2000).
10.6	Form of iDEN Infrastructure Equipment Supply Agreement dated August 14, 2000 by and between NII Holdings, Motorola, Inc. and each of Nextel Telecommunicacoes Ltda., Nextel Argentina S.R.L., Nextel de Mexico, S.A. de C.V., Nextel del Peru, S.A. and Nextel Communications Philippines, Inc. (incorporated by reference to Exhibit 10.2 to NII Holdings’ Form 8-K, filed on December 22, 2000).

Exhibit
Number	Exhibit Description

10.7	Form of iDEN Installation Services Agreement, dated August 14, 2000 by and between NII Holdings, Motorola, Inc. and each of Nextel, Telecomunicações Ltda., Nextel Argentina S.R.L., Nextel de Mexico, S.A. de C.V., Nextel del Peru, S.A. and Nextel Communications Philippines, Inc. (incorporated by reference to Exhibit 10.1 to NII Holdings’ Form 8-K, filed on December 22, 2000).
10.8	Master Equipment Financing Agreement, dated as of November 12, 2002, by and between NII Holdings (Cayman), Nextel del Peru, S.A., Teletransportes Integrales, S.A. de C.V., the Lenders named therein, Motorola Credit Corporation, as Administrative Agent, and Citibank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.11 to NII Holdings’ Form S-1, File No. 333-102077, filed on December 20, 2002).
10.9	Third Amended and Restated Trademark License Agreement, dated as of November 12, 2002, between Nextel Communications, Inc. and NII Holdings (incorporated by reference to Exhibit 10.12 to NII Holdings’ Form S-1, File No. 333-102077, filed on December 20, 2002).
10.10	Amendment 003 to iDEN Infrastructure Equipment Supply Agreement, dated December 7, 2001, between NII Holdings, Motorola, Inc., Nextel Argentina, S.A., Nextel Telecomunicações Ltda., Comunicaciones Nextel de México, S.A. de C.V., Nextel del Peru S.A. and Nextel Communications Philippines, Inc. (incorporated by reference to Exhibit 10.48 to NII Holdings’ Form 10-K, filed on March 29, 2002).
10.11	Amendment 003 to iDEN Subscriber Supply Agreement, dated December 10, 2001, between NII Holdings and Motorola, Inc. (incorporated by reference to Exhibit 10.51 to NII Holdings’ Form 10-K, filed on March 29, 2002).
10.12	Form of Amendment 004 to iDEN Infrastructure Supply Agreement, dated as of December 30, 2003, between NII Holdings, Motorola, Inc. and each of Nextel Telecommunicacoes Ltda., Nextel Argentina S.R.L., Comunicaciones Nextel de Mexico, S.A. de C.V. and Nextel del Peru, S.A. (filed herewith).
10.13	Intercreditor Agreement, dated as of November 12, 2002, among NII Holdings, certain other borrowers, Motorola Credit Corporation, Wilmington Trust Company, and a collateral agent (incorporated by reference to Exhibit 10.18 to NII Holdings’ Form S-1, File No. 333-102077, filed on December 20, 2002).
10.14	Registration Rights Agreement, as of November 12, 2002, between NII Holdings and Eligible Holders (incorporated by reference to Exhibit 10.19 to NII Holdings’ Form S-1, File No. 333-102077, filed on December 20, 2002).
10.15 *	Management Incentive Plan, dated as of November 12, 2002 (incorporated by reference to Exhibit 99.1 to NII Holdings’ Registration Statement on Form S-8, filed on November 12, 2002).
10.16	Standstill Agreement, dated as of November 12, 2002, among NII Holdings, Nextel Communications, Inc. and certain other parties thereto (incorporated by reference to Exhibit 10.21 to NII Holdings’ Form S-1, File No. 333-102077, filed on December 20, 2002).
10.17	Spectrum Use and Build Out Agreement, dated as of November 12, 2002 (incorporated by reference to Exhibit 10.22 to NII Holdings’ Form 10-K, filed on March 27, 2003).
10.18	First Amendment to the Master Equipment Financing Agreement, dated as of July 29, 2003, by and between NII Holdings (Cayman), Nextel del Peru, S.A., Teletransportes Integrales, S.A. de C.V., the Lenders named therein, Motorola Credit Corporation, as Administrative Agent, and Citibank, N.A., as Collateral Agent (incorporated by reference to Exhibit 33.1 to NII Holdings’ quarterly report on Form 10-Q filed on August 14, 2003).
10.19	Form of Second Amendment to the Master Equipment Financing Agreement, dated as of January 16, 2004, by and between NII Holdings (Cayman), Nextel del Peru, S.A., Teletransportes Integrales, S.A. de C.V., the Lenders named therein, Motorola Credit Corporation, as Administrative Agent, and Citibank, N.A., as Collateral Agent (filed herewith).
10.20	Agreement to Retire Indebtedness, dated as of July 29, 2003, by and between NII Holdings, Nextel Telecomunicações Ltda. and Motorola Credit Corporation (incorporated by reference to Exhibit 33.2 to NII Holdings’ quarterly report on Form 10-Q filed on August 14, 2003).

Exhibit
Number	Exhibit Description

10.21	Form of Loan Assignment Agreement, dated as of September 26, 2003, by and between NII Holdings, Nextel Telecomunicacoes, Ltda. and Motorola Credit Corporation (filed herewith).
10.22	Form of Modification Agreement, dated as of September 26, 2003, by and between NII Holdings and Nextel Telecommunicacoes, Ltda. (filed herewith).
10.23	Registration Rights Agreement related to our 3 1/2% convertible notes due 2033, dated as of September 16, 2003, by and between NII Holdings, Inc. and Morgan Stanley & Co. Incorporated on behalf of the initial purchasers (incorporated by reference to Exhibit 4.2 to NII Holdings’ Form S-3, File No. 333-110980, filed on December 5, 2003).
10.24	Form of Registration Rights Agreement related to our 2 7/8% convertible notes due 2034, dated as of January 27, 2004, by and between NII Holdings, Inc. and Banc of America Securities LLC as the initial purchaser (filed herewith).
10.25	Form of Built-to-Suit Agreement Restructuring (filed herewith).
10.26 *	Form of NII Holdings, Inc. Change of Control Severance Plan (filed herewith).
12.1	Ratio of Earnings to Fixed Charges (filed herewith).
14.1	Code of Business Conduct and Ethics (filed herewith).
21.1	Subsidiaries of NII Holdings (filed herewith).
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).
23.2	Consent of Deloitte & Touche LLP (filed herewith).
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Indicates Management Compensatory Plan.