Form 10-Q
period 2004-03-31
NII HOLDINGS INC
filed 2004-05-07
CIK 1037016

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR

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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on April 30, 2004

Common Stock, $0.001 par value per share	69,619,665

NII HOLDINGS, INC. AND SUBSIDIARIES

INDEX

			Page

Part I	Financial Information.
	Item 1.	Financial Statements — Unaudited
		Report of Independent Accountants	3
		Condensed Consolidated Balance Sheets — As of March 31, 2004 and December 31, 2003	4
		Condensed Consolidated Statements of Operations and Comprehensive Loss — For the Three Months Ended March 31, 2004 and 2003	5
		Condensed Consolidated Statement of Changes in Stockholders’ Equity — For the Three Months Ended March 31, 2004	6
		Condensed Consolidated Statements of Cash Flows — For the Three Months Ended March 31, 2004 and 2003	7
		Notes to Condensed Consolidated Financial Statements	8
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48
	Item 4.	Controls and Procedures	49

Part II	Other Information.
	Item 1.	Legal Proceedings	50
	Item 2.	Changes in Securities and Use of Proceeds	50
	Item 4.	Submission of Matters to a Vote of Security Holders	50
	Item 5.	Other Information	51
	Item 6.	Exhibits and Reports on Form 8-K	51
Amended and Restated Certificate of Incorporation
Ratio of Earnings
Awareness Letter
Certification
Certification
Certification
Certification

Report of Independent Accountants

To the Board of Directors and Shareholders
of NII Holdings, Inc.:

      We have reviewed the accompanying condensed consolidated balance sheet of NII Holdings, Inc. and its subsidiaries as of March 31, 2004, and the related condensed consolidated statements of operations and comprehensive loss and of cash flows for the three-month periods ended March 31, 2004 and 2003 and the condensed consolidated statement of changes in stockholders’ equity for the three-month period ended March 31, 2004. These interim financial statements are the responsibility of the Company’s management.

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

      We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders’ (deficit) equity and of cash flows for the year then ended (not presented herein), and in our report dated March 11, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PRICEWATERHOUSECOOPERS LLP

McLean, Virginia

April 27, 2004

PART I — FINANCIAL INFORMATION.

Item 1. Financial Statements — Unaudited.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2004 and December 31, 2003
(in thousands)

	March 31,	December 31,
	2004	2003

	Unaudited
ASSETS
Current assets
Cash and cash equivalents	$371,693	$405,406
Short-term investments	25,819	—
Accounts receivable, less allowance for doubtful accounts of $9,310 and $9,020	122,790	120,557
Handset and accessory inventory, net	25,647	21,138
Prepaid expenses and other	67,183	60,969

Total current assets	613,132	608,070
Property, plant and equipment, net of accumulated depreciation of $74,642 and $56,399	406,470	368,561
Intangible assets, net of accumulated amortization of $53,318 and $42,288	188,453	193,976
Deferred income taxes, net	49,312	36,382
Other assets	37,545	27,430

Total assets	$1,294,912	$1,234,419

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, accrued expenses and other	$178,646	$195,460
Deferred revenues	34,674	32,040
Accrued interest	2,244	5,022
Due to related parties	13,195	13,460
Current portion of long-term debt	1,617	1,466

Total current liabilities	230,376	247,448
Long-term debt, including $52,493 and $168,067 due to related parties	642,012	535,290
Deferred revenues	45,161	45,968
Other long-term liabilities	80,074	76,247

Total liabilities	997,623	904,953

Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock, 69,619 shares issued and outstanding — 2004, 68,883 shares issued and outstanding — 2003	70	23
Paid-in capital	165,301	164,751
Retained earnings	175,487	215,526
Accumulated other comprehensive loss	(43,569)	(50,834)

Total stockholders’ equity	297,289	329,466

Total liabilities and stockholders’ equity	$1,294,912	$1,234,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2004 and 2003
(in thousands, except per share amounts)
Unaudited

	2004	2003

Operating revenues
Service and other revenues	$266,032	$194,597
Digital handset and accessory revenues	11,228	8,796

	277,260	203,393

Operating expenses
Cost of service (exclusive of depreciation included below)	67,561	45,885
Cost of digital handset and accessory sales	40,854	28,247
Selling, general and administrative	86,040	72,011
Depreciation	18,430	8,646
Amortization	10,122	9,467

	223,007	164,256

Operating income	54,253	39,137

Other income (expense)
Interest expense	(16,199)	(13,920)
Interest income	2,605	1,933
Loss on early extinguishment of debt, net (Note 4)	(79,327)	—
Foreign currency transaction gains (losses), net	2,896	(11,162)
Other expense, net	(1,217)	(1,966)

	(91,242)	(25,115)

(Loss) income before income tax provision	(36,989)	14,022
Income tax provision	(3,050)	(4,603)

Net (loss) income	$(40,039)	$9,419

Net (loss) income per common share, basic (Note 1)	$(0.58)	$0.16

Net (loss) income per common share, diluted (Note 1)	$(0.58)	$0.15

Weighted average number of common shares outstanding, basic	69,149	60,455

Weighted average number of common shares outstanding, diluted	69,149	63,923

Comprehensive loss, net of income tax
Foreign currency translation adjustment	$7,265	$(19,283)
Unrealized loss on cash flow hedge	—	(1,722)

Other comprehensive income (loss)	7,265	(21,005)
Net (loss) income	(40,039)	9,419

	$(32,774)	$(11,586)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2004
(in thousands)
Unaudited

					Accumulated
	Common Stock				Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance, January 1, 2004	22,961	$23	$164,751	$215,526	$(50,834)	$329,466
Net loss	—	—	—	(40,039)	—	(40,039)
Other comprehensive income	—	—	—	—	7,265	7,265
Exercise of stock options	245	—	597	—	—	597
Common stock split	46,413	47	(47)	—	—	—

Balance, March 31, 2004	69,619	$70	$165,301	$175,487	$(43,569)	$297,289

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2004 and 2003
(in thousands)
Unaudited

	2004	2003

Cash flows from operating activities
Net (loss) income	$(40,039)	$9,419
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on early extinguishment of debt, net	79,327	—
Amortization of debt financing costs and accretion of senior discount notes	5,419	6,363
Depreciation and amortization	28,552	18,113
Provision for losses on accounts receivable	2,104	2,266
Provision for losses on inventory	477	2,234
Foreign currency transaction (gains) losses, net	(2,896)	11,162
Deferred income tax benefit	(12,541)	(76)
Loss on disposal of property, plant and equipment	37	37
Other, net	293	—
Change in assets and liabilities:
Accounts receivable, gross	(4,511)	(686)
Handset and accessory inventory, gross	(5,122)	3,349
Prepaid expenses and other	(5,709)	4,719
Other long-term assets	(4,320)	(3,223)
Accounts payable, accrued expenses and other	(10,743)	1,107
Current deferred revenue	1,827	4,244
Due to related parties	(265)	(627)
Proceeds from spectrum sharing agreement with Nextel Communications	—	6,044

Net cash provided by operating activities	31,890	64,445

Cash flows from investing activities
Capital expenditures	(56,135)	(50,595)
Purchases of short-term investments	(25,819)	—

Net cash used in investing activities	(81,954)	(50,595)

Cash flows from financing activities
Proceeds from stock option exercises	597	631
Gross proceeds from issuance of convertible notes	300,000	—
Repayments of senior secured discount notes	(211,212)	—
Repayments under long-term credit facilities and other	(73,061)	—
Payment of debt financing costs	(8,410)	—
Gross proceeds from towers financing transactions	6,357	50,169
Transfers to restricted cash	—	(7,814)

Net cash provided by financing activities	14,271	42,986

Effect of exchange rate changes on cash and cash equivalents	2,080	(2,381)

Net (decrease) increase in cash and cash equivalents	(33,713)	54,455
Cash and cash equivalents, beginning of period	405,406	231,161

Cash and cash equivalents, end of period	$371,693	$285,616

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

      You should read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our 2003 annual report on Form 10-K. You should not expect results of operations of interim periods to be an indication of the results for a full year.

      The accounts of our consolidated non-U.S. operating companies are presented utilizing balances as of a date one month earlier than the accounts of our parent company U.S. subsidiaries and our non-operating non-U.S. subsidiaries to ensure timely reporting of consolidated results. As a result, the financial position and results of operations of each of our operating companies in Mexico, Brazil, Argentina, Peru and Chile are presented as of and for the three months ended February 29, 2004 and February 28, 2003, respectively. In contrast, financial information relating to our parent company U.S. subsidiaries and our non-operating non-U.S. subsidiaries is presented as of and for the three months ended March 31.

      On February 26, 2004, we announced a 3-for-1 common stock split which was effected in the form of a stock dividend that was paid on March 22, 2004 to holders of record as of March 12, 2004. As a result of this stock split, we retroactively restated all historical earnings per share data included in our financial statements for the three months ended March 31, 2004 and 2003.

      Short-term Investments. Short-term investments primarily include commercial paper and government-backed securities with maturities greater than 90 days and less than one year at the time of purchase. We classify our short-term investments as available-for-sale and report them at market value. We report unrealized gains and losses, net of income taxes, as other comprehensive income or loss. We report realized gains or losses, as determined on a specific identification basis, and other-than-temporary declines in value, if any, on available-for-sale securities in interest income or interest expense.

      Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss represents a cumulative foreign currency translation adjustment of $43.6 million as of March 31, 2004 and $50.8 million as of December 31, 2003.

      Supplemental Cash Flow Information.

	Three Months Ended
	March 31,

	2004	2003

	(in thousands)
Capital expenditures
Cash paid for capital expenditures, including capitalized interest	$56,135	$50,595
Changes in capital expenditures accrued and unpaid or financed	(7,912)	13,635

	$48,223	$64,230

Interest costs
Interest expense	$16,199	$13,920
Interest capitalized	581	1,863

	$16,780	$15,783

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

	Three Months Ended
	March 31,

	2004	2003

	(in thousands)
Cash paid for interest, net of amounts capitalized	$12,047	$5,274

Cash paid for income taxes	$6,942	$285

Cash paid for reorganization items included in operating activities	$—	$208

      Net (Loss) Income Per Common Share, Basic and Diluted. Basic net (loss) income per common share includes no dilution and is computed by dividing the net (loss) income by the weighted average number of common shares outstanding for the period. Diluted net (loss) income per common share reflects the potential dilution of securities that could participate in our earnings. As presented for the three months ended March 31, 2004, our basic and diluted net loss per share is based on the weighted average number of common shares outstanding during the period and does not include other potential common shares, including shares issuable upon exercise of stock options and conversion of our convertible notes, since their effect would have been antidilutive to our net loss.

      The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our consolidated statements of operations and comprehensive loss for the three months ended March 31, 2003:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share data)
Basic net income per share:
Net income	$9,419	60,455	$0.16

Effect of dilutive securities:
Stock options	—	3,468

Diluted net income per share:
Net income	$9,419	63,923	$0.15

      Stock-Based Compensation. As of March 31, 2004, we had one stock-based employee compensation plan. We account for this plan under the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under APB Opinion No. 25, compensation expense is based on the intrinsic value on the measurement date, calculated as the difference between the fair value of the common stock and the relevant exercise price. We account for stock-based compensation to non-employees at fair value using a Black-Scholes option pricing model in accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation,” and other applicable accounting principles. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net (loss) income and net (loss) income per common share if we had applied the fair

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based employee compensation.

	Three Months Ended
	March 31,

	2004	2003

	(in thousands, except
	per share data)
Net (loss) income, as reported	$(40,039)	$9,419
Deduct:
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(368)	(181)

Pro forma net (loss) income	$(40,407)	$9,238

Net (loss) income per common share:
Basic — as reported	$(0.58)	$0.16

Basic — pro forma	$(0.58)	$0.15

Diluted — as reported	$(0.58)	$0.15

Diluted — pro forma	$(0.58)	$0.14

      Reclassifications. We have reclassified some prior period amounts to conform to our current year presentation.

      New Accounting Pronouncements. In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation, or FIN, No. 46, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 provides guidance related to identifying variable interest entities (previously known generally as special purpose entities or SPEs) and determining whether such entities should be consolidated. FIN No. 46 must be applied immediately to variable interest entities created, or interests in variable interest entities obtained, after January 31, 2003. For those variable interest entities created, or interests in variable interest entities obtained, on or before January 31, 2003, the guidance in FIN No. 46 must be applied in the first fiscal year or interim period beginning after December 15, 2003. The adoption of FIN No. 46 on January 1, 2004 did not have a material impact on our financial position or results of operations.

      In March 2004, the Emerging Issues Task Force, or EITF, reached a final consensus on Issue No. 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share.” Issue No. 03-6 addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-6 is effective for the fiscal quarter ending June 30, 2004. We are currently evaluating the impact of adopting EITF 03-6 on our consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

Note 2. Supplemental Balance Sheet Information

     Prepaid Expenses and Other. The components of our prepaid expenses and other are as follows:

	March 31,	December 31,
	2004	2003

	(in thousands)
Value added tax receivables, current	$21,687	$22,596
Advances to suppliers	13,248	8,053
Current deferred income taxes, net	1,452	1,930
Insurance claims	972	4,853
Prepaid income taxes	—	4,470
Other prepaid expenses	29,824	19,067

	$67,183	$60,969

     Accounts Payable, Accrued Expenses and Other. The components of our accounts payable, accrued expenses and other are as follows:

	March 31,	December 31,
	2004	2003

	(in thousands)
Accrued income taxes and income taxes payable	$6,203	$4,248
Accrued non-income based taxes	34,028	32,921
Accrued payroll, commissions and related items	24,364	32,816
Accrued expenses and amounts payable related to network system and information technology	37,992	40,907
Accrued capital expenditures and capital expenditure specific payables	20,233	27,693
Customer deposits	13,167	11,485
Accrued tax and other contingencies	6,715	6,676
Other	35,944	38,714

	$178,646	$195,460

     Other Long-Term Liabilities. The components of our other long-term liabilities are as follows:

	March 31,	December 31,
	2004	2003

	(in thousands)
Tax and other contingencies	$69,251	$69,627
Asset retirement obligations	3,269	3,021
Capital lease obligations	3,548	—
Other long-term liabilities	4,006	3,599

	$80,074	$76,247

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

Note 3. Intangible Assets

      Our intangible assets consist of our licenses, customer base and tradename, all of which have finite useful lives, as follows:

	March 31, 2004			December 31, 2003

	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value

			(in thousands)
Amortized intangible assets:
Licenses	$141,813	$(8,991)	$132,822	$138,455	$(6,803)	$131,652
Customer base	85,480	(42,857)	42,623	83,651	(34,314)	49,337
Tradename	14,478	(1,470)	13,008	14,158	(1,171)	12,987

Total intangible assets	$241,771	$(53,318)	$188,453	$236,264	$(42,288)	$193,976

      The gross carrying values of licenses, customer base and tradename increased from December 31, 2003 to March 31, 2004 due to foreign currency translation adjustments. Based solely on the carrying amount of amortized intangible assets existing as of March 31, 2004 and current exchange rates, we estimate amortization expense for each of the next five years ending December 31 to be as follows (in thousands):

Estimated
Amortization
Years	Expense

2004	$39,556
2005	29,038
2006	9,893
2007	8,938
2008	8,938

      Actual amortization expense to be reported in future periods could differ from these estimates as a result of changes in exchange rates and other relevant factors. During the three months ended March 31, 2004, we did not acquire, dispose of or write down any goodwill or intangible assets with indefinite useful lives.

Note 4. Debt

	March 31,	December 31,
	2004	2003

	(in thousands)
3.5% convertible notes due 2033	$180,000	$180,000
2.875% convertible notes due 2034	300,000	—
13.0% senior secured discount notes due 2009, net of unamortized discount of $14 and $52,196	40	128,625
International equipment facility	52,493	125,000
Tower financing obligations	111,096	103,131

Total debt	643,629	536,756
Less: current portion	(1,617)	(1,466)

	$642,012	$535,290

      3.5% Convertible Notes due 2033. Our 3.5% convertible notes due 2033, which we refer to as our 3.5% notes, are senior unsecured obligations and rank equal in right of payment with all of our other existing and future senior unsecured debt. Some of our other long-term debt is secured, and therefore our 3.5% notes

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

effectively rank junior in right of payment to our secured debt to the extent of the value of the assets securing each debt. In addition, since we conduct all of our operations through our subsidiaries, our 3.5% notes effectively rank junior in right of payment to all liabilities of our subsidiaries. The notes bear interest at a rate of 3.5% per year, payable semi-annually in arrears and in cash on March 15 and September 15 of each year, beginning March 15, 2004. Our 3.5% notes will mature on September 15, 2033, when the entire principal balance of $180.0 million will be due.

      The noteholders have the right to require us to repurchase the 3.5% notes on September 15 of 2010, 2013, 2018, 2023 and 2028 at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest. In addition, if a fundamental change or termination of trading, as defined, occurs prior to maturity, the noteholders have the right to require us to repurchase all or part of the notes at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest.

      The 3.5% notes are convertible, at the option of the holder, into shares of our common stock at an adjusted conversion rate of 37.5 shares per $1,000 principal amount of notes, or 6,750,000 aggregate common shares, at a conversion price of about $26.67 per share. The 3.5% notes are convertible, subject to adjustment, at any time prior to the close of business on the final maturity date under any of the following circumstances:

•	during any fiscal quarter commencing after December 31, 2003, if the closing sale price of our common stock exceeds 110% of the conversion price of $26.67 per share for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

•	during the five business day period after any five consecutive trading day period in which the trading price per note for each day of such period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the notes, or 6,750,000 aggregate common shares, subject to certain limitations;

•	if the notes have been called for redemption by us; or

•	upon the occurrence of certain specified corporate events.

      The conversion rate of the 3.5% notes is subject to adjustment if any of the following events occurs:

•	we issue common stock as a dividend or distribution on our common stock;

•	we issue to all holders of common stock certain rights or warrants to purchase our common stock;

•	we subdivide or combine our common stock;

•	we distribute to all holders of our common stock shares of our capital stock, evidences of indebtedness or assets, including cash or securities but excluding the rights, warrants, dividends or distributions specified above;

•	we or one of our subsidiaries makes a payment in respect of a tender offer or exchange offer for our common stock to the extent that the cash and value of any other consideration included in the payment per share of common stock exceeds the current market price per share of common stock on the trading day next succeeding the last date on which tenders or exchanges may be made pursuant to this tender or exchange offer; or

•	someone other than us or one of our subsidiaries makes a payment in respect of a tender offer or exchange offer in which, as of the closing date of the offer, our board of directors is not recommending the reject of the offer, subject to certain conditions.

      For the fiscal quarter ended March 31, 2004, the closing sale price of our common stock exceeded 110% of the conversion price of $26.67 per share for at least 20 trading days in the 30 consecutive trading days

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

ending on March 31, 2004. As a result, the conversion contingency was met, and effective April 1, 2004 our 3.5% notes became convertible into 37.5 shares of our common stock per $1,000 principal amount of notes, or 6,750,000 aggregate common shares, at a conversion price of about $26.67 per share. As presented for the three months ended March 31, 2004, our calculation of diluted net loss per share does not include the common shares resulting from the potential conversion of our 3.5% notes since their effect would have been antidilutive to our net loss.

      Prior to September 20, 2008, the 3.5% notes are not redeemable. Beginning September 20, 2008, we may redeem the 3.5% notes in whole or in part at the following prices expressed as a percentage of the principal amount:

Redemption Period	Price

Beginning on September 20, 2008 and ending on September 14, 2009	101.0%
Beginning on September 15, 2009 and ending on September 14, 2010	100.5%
Beginning on September 15, 2010 and thereafter	100.0%

      Neither we, nor any of our subsidiaries, are subject to any financial covenants under our 3.5% notes. In addition, the indenture governing our 3.5% notes does not restrict us or any of our subsidiaries from paying dividends, incurring debt, or issuing or repurchasing our securities.

      2.875% Convertible Notes due 2034. In January 2004, we issued $250.0 million aggregate principal amount of 2.875% convertible notes due 2034, which we refer to as our 2.875% notes. In addition, we granted the initial purchaser an option to purchase up to an additional $50.0 million principal amount of 2.875% notes, which was exercised in full in February 2004. As a result, we issued an additional $50.0 million aggregate principal amount of 2.875% notes, resulting in total net proceeds of $291.6 million. The 2.875% notes bear interest at a rate of 2.875% per year, payable semi-annually in arrears and in cash on February 1 and August 1 of each year, beginning August 1, 2004. The 2.875% notes will mature on February 1, 2034, when the entire principal balance of $300.0 million will be due.

      The noteholders have the right to require us to repurchase the 2.875% notes on February 1 of 2011, 2014, 2019, 2024 and 2029 at a repurchase price equal to 100% of the principal amount, plus any accrued and unpaid interest (including additional amounts, if any) up to but excluding the repurchase date. In addition, if a fundamental change or termination of trading, as defined, occurs prior to maturity, the noteholders have a right to require us to repurchase all or part of the notes at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest.

      The 2.875% notes are convertible, at the option of the holder, into shares of our common stock at an adjusted conversion rate of 18.7830 shares per $1,000 principal amount of notes, or 5,634,900 aggregate common shares, at a conversion price of about $53.24 per share. The 2.875% notes are convertible, subject to adjustment, prior to the close of business on the final maturity date under any of the following circumstances:

•	during any fiscal quarter commencing after March 31, 2004, if the closing sale price of our common stock exceeds 120% of the conversion price of $53.24 per share for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

•	during the five business day period after any five consecutive trading day period in which the trading price per note for each day of this period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the 2.875% notes, or 5,634,900 aggregate common shares, subject to certain limitations;

•	if the 2.875% notes have been called for redemption; or

•	upon the occurrence of specified corporate events.

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

      We have the option to satisfy the conversion of the 2.875% notes in shares of our common stock or in cash.

      The conversion feature related to the trading price per note meets the criteria of an embedded derivative under SFAS 133. As a result, we are required to separate out the value of the conversion feature from the notes and record a liability on our consolidated balance sheet. As of March 31, 2004, the conversion feature had a nominal value, and therefore it did not have a material impact on our financial position or results of operations. We will continue to evaluate the materiality of the value of this conversion feature on a quarterly basis and record the resulting adjustment, if any, in our consolidated balance sheet and statement of operations.

      The conversion rate of the 2.875% notes is subject to adjustment if any of the following events occurs:

•	we issue common stock as a dividend or distribution on our common stock;

•	we issue to all holders of common stock certain rights or warrants to purchase our common stock;

•	we subdivide or combine our common stock;

•	we distribute to all holders of our common stock shares of our capital stock, evidences of indebtedness or assets, including cash or securities but excluding the rights, warrants, dividends or distributions specified above;

•	we or one of our subsidiaries makes a payment in respect of a tender offer or exchange offer for our common stock to the extent that the cash and value of any other consideration included in the payment per share of common stock exceeds the current market price per share of common stock on the trading day next succeeding the last date on which tenders or exchanges may be made pursuant to this tender or exchange offer; or

•	someone other than us or one of our subsidiaries makes a payment in respect of a tender offer or exchange offer in which, as of the closing date of the offer, our board of directors is not recommending the rejection of the offer, subject to certain conditions.

      Prior to February 7, 2011, the 2.875% notes are not redeemable. On or after February 7, 2011, we may redeem for cash some or all of the 2.875% notes, at any time and from time to time, upon at least 30 days’ notice for a price equal to 100% of the principal amount of the 2.875% notes to be redeemed plus any accrued and unpaid interest (including additional amounts, if any) up to but excluding the redemption date.

      Neither we, nor any of our subsidiaries, are subject to any financial covenants under our 2.875% notes. In addition, the indenture governing our 2.875% notes does not restrict us or any of our subsidiaries from paying dividends, incurring debt, or issuing or repurchasing our securities.

      Repurchase of 13.0% Senior Secured Discount Notes. On March 8, 2004, NII Holdings (Cayman), Ltd. (NII Cayman), one of our wholly-owned subsidiaries, retired substantially all of its $180.8 million aggregate principal amount 13.0% senior secured discount notes due 2009 through a cash tender offer, resulting in about a $79.3 million pre-tax loss, including a $47.2 million write-off of the unamortized discount and $2.3 million in charges representing the write-off of debt financing costs and the payment of transaction costs. NII Cayman financed this tender offer with intercompany loans from NII Holdings and cash on hand. We used a portion of our proceeds from the issuance of our 2.875% notes to fund these intercompany loans to NII Cayman. For the three months ended March 31, 2004, the basic and diluted loss per share amount resulting from the loss on the early extinguishment of our 13.0% senior secured discount notes was $1.15.

      Partial Repayment of International Equipment Facility. In February 2004, in compliance with our international equipment facility credit agreement, we prepaid, at face value, $72.5 million of the $125.0 mil-

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

lion in outstanding principal and related accrued interest of $0.4 million. We did not realize a gain or loss on this prepayment.

      Tower Financing Obligations. During the three months ended March 31, 2004 and 2003, Nextel Mexico and Nextel Brazil sold communications towers as follows:

	2004		2003

	Towers	Proceeds	Towers	Proceeds

	(dollars in thousands)
Nextel Mexico	23	$4,332	223	$41,529
Nextel Brazil	15	2,025	64	8,640

Total	38	$6,357	287	$50,169

      On January 1, 2004, we executed a binding term sheet with American Tower whereby both parties agreed to make certain amendments to the sale-leaseback agreement with respect to the construction and/or the acquisition by American Tower of any new towers to be constructed or purchased by our Mexican and our Brazilian operating companies. The most significant of such amendments provide for: the elimination of minimum purchase and construction commitments; the establishment of new purchase commitments for the following four years, subject to certain collocation conditions; the extension for an additional four years, subject to certain conditions and limitations, of the right of American Tower to market for collocation existing and new towers; and the reduction of the monthly rent payments, as well as the purchase price, of any existing towers not previously purchased or identified for purchase and of any new sites built.

      Subsequent to the end of the first quarter of 2004, Nextel Brazil sold an additional 4 towers for $0.5 million in proceeds and Nextel Mexico sold an additional 12 towers for $2.2 million in net proceeds.

Note 5. Contingencies

      Brazilian Contingencies. Nextel Brazil has received tax assessment notices from state and federal Brazilian tax authorities asserting deficiencies in tax payments related primarily to value added taxes and import duties based on the classification of equipment and services. Nextel Brazil has filed various petitions disputing these assessments. In some cases Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases Nextel Brazil’s petitions have been denied and Nextel Brazil is currently appealing those decisions. Nextel Brazil is also disputing certain non-tax related claims. Nextel Brazil believes it has appropriately reserved for probable losses related to tax and non-tax matters in accordance with SFAS No. 5, “Accounting for Contingencies.” As a result of ongoing analysis, further consultations with external legal counsel, expirations of the statute of limitations and settlements of certain matters during the first quarter of 2004, Nextel Brazil reversed $4.3 million in accrued liabilities, of which $2.5 million was recorded as a reduction to operating expenses. We currently estimate the range of possible losses related to tax and non-tax matters for which we have not accrued liabilities to be between $38.5 million and $42.5 million. From time to time, Nextel Brazil may also receive additional tax assessment or claim notices of a similar nature. We are continuing to evaluate the likelihood of possible losses, if any, related to all known tax and non-tax contingencies. As a result, future increases or decreases to our accrued contingencies may be necessary. As of March 31, 2004, Nextel Brazil had accrued liabilities of $48.5 million related to tax and non-tax contingencies.

      Legal Proceedings. We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

Note 6. Income Taxes

      We assessed the realizability of certain deferred tax assets during the first quarter of 2004, consistent with the methodology we used during 2003. Our assessment considered the reversal of existing deferred tax asset temporary differences, projected future taxable income, tax planning strategies and historical and future book income adjusted for permanent book to tax differences. As a result, during the first quarter of 2004, we reversed $13.6 million of the deferred tax asset valuation allowance related to the future realization of deferred tax assets beyond 2004 with respect to certain of our operations in Mexico. This resulted in a tax benefit that reduced our consolidated income tax provision for the three months ended March 31, 2004. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our foreign operating companies and in our U.S. companies throughout 2004 to determine the appropriate level of valuation reserves. If our operations in Mexico, Argentina and Peru continue to demonstrate profitability, we will likely record additional tax benefits for those markets during 2004. The estimated amount of these additional tax benefits could range from $135.0 million to $165.0 million.

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

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated

	(in thousands)
Three Months Ended March 31, 2004
Operating revenues	$172,963	$43,194	$37,689	$23,146	$407	$(139)	$277,260

Segment earnings (losses)	$75,673	$3,507	$10,020	$4,191	$(10,586)	$—	$82,805
Depreciation and amortization	(22,375)	(2,780)	(1,745)	(1,541)	(217)	106	(28,552)

Operating income (loss)	53,298	727	8,275	2,650	(10,803)	106	54,253
Interest expense	(5,187)	(2,663)	(8)	(83)	(8,264)	6	(16,199)
Interest income	686	923	105	41	856	(6)	2,605
Loss on early extinguishment of debt, net	—	—	—	—	(79,327)	—	(79,327)
Foreign currency transaction gains (losses), net	3,497	38	(642)	6	(3)	—	2,896
Other (expense) income, net	(554)	(541)	14	(4)	(132)	—	(1,217)

Income (loss) before income tax	$51,740	$(1,516)	$7,744	$2,610	$(97,673)	$106	$(36,989)

Capital expenditures	$24,793	$9,046	$8,232	$5,246	$906	$—	$48,223

Three Months Ended March 31, 2003
Operating revenues	$126,434	$33,674	$20,335	$22,693	$390	$(133)	$203,393

Segment earnings (losses)	$50,061	$3,485	$6,464	$5,653	$(8,413)	$—	$57,250
Depreciation and amortization	(16,014)	(556)	(590)	(844)	(109)	—	(18,113)

Operating income (loss)	34,047	2,929	5,874	4,809	(8,522)	—	39,137
Interest expense	(3,655)	(2,231)	—	(535)	(7,788)	289	(13,920)
Interest income	751	604	96	7	764	(289)	1,933
Foreign currency transaction (losses) gains, net	(14,289)	2,134	884	126	(17)	—	(11,162)
Other income (expense), net	176	(71)	7,191	(75)	(7,077)	(2,110)	(1,966)

Income (loss) before income tax	$17,030	$3,365	$14,045	$4,332	$(22,640)	$(2,110)	$14,022

Capital expenditures	$48,887	$4,684	$3,846	$5,928	$885	$—	$64,230

March 31, 2004
Property, plant and equipment, net	$295,707	$45,320	$34,238	$29,425	$3,293	$(1,513)	$406,470

Identifiable assets	$712,244	$135,245	$106,436	$79,784	$262,716	$(1,513)	$1,294,912

December 31, 2003
Property, plant and equipment, net	$277,739	$38,320	$25,313	$26,205	$2,602	$(1,618)	$368,561

Identifiable assets	$728,347	$137,004	$81,322	$96,870	$192,494	$(1,618)	$1,234,419

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

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2004
(in thousands)
Unaudited

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)(1)	Subsidiaries(2)	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$171,738	$98,071	$68,856	$33,028	$—	$371,693
Short-term investments	—	25,819	—	—	—	25,819
Accounts receivable, net	197	66	108,392	14,135	—	122,790
Handset and accessory inventory, net	—	—	21,055	4,592	—	25,647
Prepaid expenses and other	333	—	54,070	12,780	—	67,183

Total current assets	172,268	123,956	252,373	64,535	—	613,132
Property, plant and equipment, net	—	—	372,037	34,433	—	406,470
Investments in and advances to affiliates	355,969	84,154	137,391	—	(577,514)	—
Intangible assets, net	—	—	45,591	142,862	—	188,453
Deferred income taxes, net	—	—	43,523	5,789	—	49,312
Other assets	261,033	116,949	84,026	2,798	(427,261)	37,545

	$789,270	$325,059	$934,941	$250,417	$(1,004,775)	$1,294,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, accrued expenses and other	$—	$642	$140,240	$37,764	$—	$178,646
Deferred revenues	—	—	31,478	3,196	—	34,674
Accrued interest	1,700	—	544	—	—	2,244
Due to related parties	—	269,803	191,988	18,857	(467,453)	13,195
Current portion of long-term debt	—	—	1,617	—	—	1,617

Total current liabilities	1,700	270,445	365,867	59,817	(467,453)	230,376
Long-term debt	480,000	40	161,972	—	—	642,012
Deferred revenues	—	—	45,161	—	—	45,161
Other long-term liabilities	10,281	—	68,845	948	—	80,074

Total liabilities	491,981	270,485	641,845	60,765	(467,453)	997,623

Total stockholders’ equity	297,289	54,574	293,096	189,652	(537,322)	297,289

	$789,270	$325,059	$934,941	$250,417	$(1,004,775)	$1,294,912

(1)	NII Holdings (Cayman), Ltd. is the issuer of our senior secured discount notes due 2009. See Note 4.

(2)	Represents our subsidiaries that have provided guarantees of the obligations of NII Holdings (Cayman), Ltd. under our senior secured discount notes due 2009. See Note 4.

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2004
(in thousands)
Unaudited

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$239,263	$112,342	$(74,345)	$277,260

Operating expenses
Cost of revenues (exclusive of depreciation included below)	—	—	90,932	17,581	(98)	108,415
Selling, general and administrative	2,333	—	69,376	78,255	(63,924)	86,040
Depreciation	—	—	16,879	1,551	—	18,430
Amortization	—	—	8,457	1,665	—	10,122

	2,333	—	185,644	99,052	(64,022)	223,007

Operating (loss) income	(2,333)	—	53,619	13,290	(10,323)	54,253

Other income (expense)
Interest expense	(3,423)	(4,841)	(7,430)	(505)	—	(16,199)
Interest income	548	301	1,568	188	—	2,605
Loss on early extinguishment of debt, net	—	(79,327)	—	—	—	(79,327)
Foreign currency transaction gains (losses), net	—	—	3,541	(645)	—	2,896
Equity in (losses) income of affiliates	(34,830)	7,013	5,737	—	22,080	—
Other expense, net	—	(126)	(960)	(131)	—	(1,217)

	(37,705)	(76,980)	2,456	(1,093)	22,080	(91,242)

(Loss) income before income tax provision	(40,038)	(76,980)	56,075	12,197	11,757	(36,989)
Income tax provision	(1)	—	(830)	(2,219)	—	(3,050)

Net (loss) income	$(40,039)	$(76,980)	$55,245	$9,978	$11,757	$(40,039)

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2004
(in thousands)
Unaudited

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents, beginning of period	$108,688	$123,730	$137,931	$35,057	$—	$405,406
Cash flows (used in) from operating activities	(16,589)	160	42,448	5,871	—	31,890
Cash flows used in investing activities	(1,337)	(25,819)	(46,971)	(8,585)	758	(81,954)
Cash flows from (used in) financing activities	80,976	—	(66,505)	558	(758)	14,271
Effect of exchange rate changes on cash and cash equivalents	—	—	1,953	127	—	2,080

Cash and cash equivalents, end of period	$171,738	$98,071	$68,856	$33,028	$—	$371,693

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2003
(in thousands)

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)(1)	Subsidiaries(2)	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$108,688	$123,730	$137,931	$35,057	$—	$405,406
Accounts receivable, net	110	101	106,357	13,989	—	120,557
Handset and accessory inventory, net	—	—	17,485	3,653	—	21,138
Prepaid expenses and other	112	—	51,623	9,234	—	60,969

Total current assets	108,910	123,831	313,396	61,933	—	608,070
Property, plant and equipment, net	2,401	—	339,754	26,406	—	368,561
Investments in and advances to affiliates	385,867	75,866	130,492	—	(592,225)	—
Intangible assets, net	—	—	49,518	144,458	—	193,976
Deferred income taxes, net	—	—	28,763	7,619	—	36,382
Other assets	24,653	118,491	80,658	1,250	(197,622)	27,430

	$521,831	$318,188	$942,581	$241,666	$(789,847)	$1,234,419

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, accrued expenses and other	$310	$519	$160,156	$34,475	$—	$195,460
Deferred revenues	—	—	29,608	2,432	—	32,040
Accrued interest	1,835	—	3,187	—	—	5,022
Due to related parties	—	58,766	164,977	27,565	(237,848)	13,460
Current portion of long-term debt	—	—	1,466	—	—	1,466

Total current liabilities	2,145	59,285	359,394	64,472	(237,848)	247,448
Long-term debt	180,000	128,625	226,665	—	—	535,290
Deferred revenues	—	—	45,968	—	—	45,968
Other long-term liabilities	10,220	—	65,160	867	—	76,247

Total liabilities	192,365	187,910	697,187	65,339	(237,848)	904,953

Total stockholders’ equity	329,466	130,278	245,394	176,327	(551,999)	329,466

	$521,831	$318,188	$942,581	$241,666	$(789,847)	$1,234,419

(1)	NII Holdings (Cayman), Ltd. is the issuer of our senior secured discount notes due 2009. See Note 4.

(2)	Represents our subsidiaries that have provided guarantees of the obligations of NII Holdings (Cayman), Ltd. under our senior secured discount notes due 2009. See Note 4.

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2003
(in thousands)
Unaudited

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$178,457	$25,034	$(98)	$203,393

Operating expenses
Cost of revenues (exclusive of depreciation included below)	—	—	67,404	6,826	(98)	74,132
Selling, general and administrative	7,655	—	52,400	11,956	—	72,011
Depreciation	75	—	8,133	438	—	8,646
Amortization	—	—	7,892	1,575	—	9,467

	7,730	—	135,829	20,795	(98)	164,256

Operating (loss) income	(7,730)	—	42,628	4,239	—	39,137

Other income (expense)
Interest expense	—	(7,015)	(6,747)	(393)	235	(13,920)
Interest income	36	383	1,529	220	(235)	1,933
Foreign currency transaction (losses) gains, net	—	—	(12,029)	867	—	(11,162)
Equity in income (losses) of affiliates	17,135	10,235	64	—	(27,434)	—
Other (expense) income, net	—	—	(1,890)	(76)	—	(1,966)

	17,171	3,603	(19,073)	618	(27,434)	(25,115)

Income (loss) before income tax provision	9,441	3,603	23,555	4,857	(27,434)	14,022
Income tax provision	(22)	—	(4,112)	(469)	—	(4,603)

Net income (loss)	$9,419	$3,603	$19,443	$4,388	$(27,434)	$9,419

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

      The following is a discussion and analysis of:

•	our consolidated financial condition and results of operations for the three-month periods ended March 31, 2004 and 2003; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.

      You should read this discussion in conjunction with our 2003 annual report on Form 10-K, including, but not limited to, the discussion regarding our critical accounting judgments, as described below. Historical results may not indicate future performance. See “Forward Looking Statements” for risks and uncertainties that may impact our future performance.

      We present the accounts of our consolidated foreign operating companies utilizing accounts as of a date one month earlier than the accounts of our parent company, our U.S. subsidiaries and our non-operating non-U.S. subsidiaries to ensure timely reporting of consolidated results. As a result, the financial position and results of operations of each of our operating companies in Mexico, Brazil, Argentina, Peru and Chile are presented as of and for the three months ended February 29, 2004 and February 28, 2003, respectively. In contrast, financial information relating to our parent company, our U.S. subsidiaries and our non-operating non-U.S. subsidiaries is presented as of and for the three months ended March 31. Information provided in the table below regarding digital handsets in commercial service for all markets is presented as of March 31.

Critical Accounting Policies and Estimates

      The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the condensed consolidated financial statements and related notes for the period presented. Due to the inherent uncertainty involved in making those estimates, actual results to be reported in future periods could differ from those estimates.

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

      A description of these policies is included in our 2003 annual report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

      The table below provides an overview of our total digital handsets in commercial service in the countries indicated as of March 31, 2004 and 2003. For purposes of the table, digital handsets in commercial service represent all digital handsets in use by our customers on the digital mobile networks in each of the listed countries.

	Total Digital Handsets
	In Commercial Service

	March 31,	March 31,
Country	2004	2003

	(in thousands)
Mexico	703	553
Brazil	400	375
Argentina	296	222
Peru	154	136

Total	1,553	1,286

Recent Developments

      Convertible Notes Issuance. In January 2004, we privately placed $250.0 million aggregate principal amount of 2.875% convertible notes due 2034. In addition, we granted the initial purchaser an option to purchase up to an additional $50.0 million principal amount of notes, which the initial purchaser exercised in full in February 2004. As a result, we issued an additional $50.0 million aggregate principal amount of convertible notes, resulting in total net proceeds of $291.6 million.

      The convertible notes bear interest at a rate of 2.875% per year, payable semi-annually in arrears and in cash on February 1 and August 1 of each year, beginning August 1, 2004, and will mature on February 1, 2034, when the entire principal balance of $300.0 million will be due. In addition, the noteholders have the right to require us to repurchase the notes on February 1 of 2011, 2014, 2019, 2024 and 2029 at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest. The notes are convertible, at the option of the holder, into shares of our common stock at an adjusted conversion rate of 18.783 shares per $1,000 principal amount of notes, subject to adjustment, prior to the close of business on the final maturity date under any of the following circumstances:

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

      Prior to February 7, 2011, the notes are not redeemable. On or after February 7, 2011, we may redeem for cash some or all of the notes at a price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest.

      Repurchase of 13.0% Senior Secured Discount Notes. On March 8, 2004, NII Holdings (Cayman), Ltd. (NII Cayman), one of our wholly-owned subsidiaries, retired substantially all of its $180.8 million aggregate principal amount 13.0% senior secured discount notes due 2009 through a cash tender offer, resulting in a $79.3 million pre-tax loss, including a $47.2 million write-off of the unamortized discount and $2.3 million in charges representing the write-off of debt financing costs and the payment of transaction costs. NII Cayman financed this tender offer with intercompany loans from NII Holdings and cash on hand. We used a portion of our proceeds from the issuance of our 2.875% convertible notes to fund these intercompany loans to NII Cayman.

      Partial Repayment of International Equipment Facility. In February 2004, in compliance with our international equipment facility credit agreement, we prepaid, at face value, $72.5 million of the $125.0 million in outstanding principal and related accrued interest of $0.4 million. We did not realize a gain or loss on this prepayment.

      Stock Split. On February 26, 2004, we announced a 3-for-1 common stock split which was effected in the form of a stock dividend that was paid on March 22, 2004 to holders of record as of March 12, 2004.

      Income Taxes. We assessed the realizability of certain deferred tax assets during the first quarter of 2004, consistent with the methodology we used during 2003. Our assessment considered the reversal of existing deferred tax asset temporary differences, projected future taxable income, tax planning strategies and historical and future book income adjusted for permanent book to tax differences. As a result, during the first quarter of 2004, we reversed $13.6 million of the deferred tax asset valuation allowance related to the future realization of deferred tax assets beyond 2004 with respect to certain of our operations in Mexico. This resulted in a tax benefit that reduced our consolidated income tax provision for the three months ended March 31, 2004. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our foreign operating companies and in our U.S. companies throughout 2004 to determine the appropriate level of valuation reserves. If our operations in Mexico, Argentina and Peru continue to demonstrate profitability, we will likely record additional tax benefits for these markets during 2004. The estimated amount of these additional tax benefits could range from $135.0 million to $165.0 million.

Ratio of Earnings to Fixed Charges

Three Months Ended
March 31,

2004	2003

—	1.73x

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

      The deficiency of earnings to cover fixed charges for the three months ended March 31, 2004 was $35.9 million.

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

a.     Consolidated

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	March 31,	Operating	March 31,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	(dollars in thousands)
Operating revenues
Service and other revenues	$266,032	96%	$194,597	96%	$71,435	37%
Digital handset and accessory revenues	11,228	4%	8,796	4%	2,432	28%

	277,260	100%	203,393	100%	73,867	36%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(67,561)	(24)%	(45,885)	(22)%	(21,676)	47%
Cost of digital handset and accessory sales	(40,854)	(15)%	(28,247)	(14)%	(12,607)	45%

	(108,415)	(39)%	(74,132)	(36)%	(34,283)	46%
Selling and marketing expenses	(33,912)	(12)%	(27,342)	(13)%	(6,570)	24%
General and administrative expenses	(52,128)	(19)%	(44,669)	(23)%	(7,459)	17%
Depreciation and amortization	(28,552)	(10)%	(18,113)	(9)%	(10,439)	58%

Operating income	54,253	20%	39,137	19%	15,116	39%
Interest expense	(16,199)	(6)%	(13,920)	(7)%	(2,279)	16%
Interest income	2,605	1%	1,933	1%	672	35%
Loss on early extinguishment of debt, net	(79,327)	(29)%	—	—	(79,327)	NM
Foreign currency transaction gains (losses), net	2,896	1%	(11,162)	(5)%	14,058	(126)%
Other expense, net	(1,217)	—	(1,966)	(1)%	749	(38)%

(Loss) income before income tax provision	(36,989)	(13)%	14,022	7%	(51,011)	(364)%
Income tax provision	(3,050)	(1)%	(4,603)	(2)%	1,553	(34)%

Net (loss) income	$(40,039)	(14)%	$9,419	5%	$(49,458)	(525)%

NM-Not Meaningful

1. Operating revenues

      The $71.4 million, or 37%, increase in consolidated service and other revenues from the three months ended March 31, 2003 to the three months ended March 31, 2004 is primarily the result of an 18% increase in the average number of consolidated digital handsets in service, as well as an increase in average consolidated revenue per handset resulting from higher access charges and higher revenues generated from service agreements between mobile carriers.

      The $2.4 million, or 28%, increase in consolidated digital handset and accessory revenues from the three months ended March 31, 2003 to the three months ended March 31, 2004 is largely due to a 24% increase in consolidated handset sales, more handset upgrades provided to current customers and a change in the mix of handsets sold, which included a higher proportion of expensive models during the three months ended March 31, 2004 compared to the same period in 2003.

2. Cost of revenues

      The $21.7 million, or 47%, increase in consolidated cost of service from the three months ended March 31, 2003 to the three months ended March 31, 2004 is principally a result of the following:

•	an increase in consolidated interconnect costs primarily resulting from a 34% increase in total system minutes of use;

•	an increase in consolidated direct switch and transmitter and receiver site costs resulting from a 16% increase in the number of consolidated transmitter and receiver sites in service from March 31, 2003 to March 31, 2004; and

•	an increase in consolidated service and repair costs mainly resulting from increased activity under handset insurance programs in Mexico, Argentina and Brazil.

      The $12.6 million, or 45%, increase in consolidated cost of digital handset and accessory sales is primarily a result of the 24% increase in handset sales, the change in the mix of handsets sold toward more expensive models and an increase in handset upgrades provided to current customers.

3. Selling and marketing expenses

      The $6.6 million, or 24%, increase in consolidated selling and marketing expenses from the three months ended March 31, 2003 to the three months ended March 31, 2004 is principally a result of the following:

•	a $4.5 million, or 45%, increase in consolidated direct commissions and payroll expenses largely due to an increase in commissions incurred as a result of a 47% increase in handset sales by company sales personnel;

•	a $1.2 million, or 12%, increase in consolidated indirect commissions incurred as a result of a 10% increase in handset sales obtained through indirect channels; and

•	a $1.0 million, or 17%, increase in consolidated advertising expenses, primarily in Mexico, mainly related to promoting the launch of Nextel Mexico’s Morelia market.

4. General and administrative expenses

      The $7.5 million, or 17%, increase in consolidated general and administrative expenses from the three months ended March 31, 2003 to the three months ended March 31, 2004 is primarily a result of the following:

•	a $2.8 million, or 11%, increase in general corporate costs largely due to an increase in certain taxes on operating revenues in Mexico and Argentina, partially offset by a $3.8 million reduction in tax and other contingency expenses in Brazil;

•	a $2.7 million, or 28%, increase in consolidated customer care expenses mainly due to more customer care personnel necessary to support a larger customer base; and

•	a $1.4 million, or 26%, increase in consolidated information technology costs resulting from the implementation of various new information technology projects.

5. Depreciation and amortization

      In connection with the application of fresh-start accounting principles on October 31, 2002, we recorded $148.6 million in fixed asset write-downs during the fourth quarter of 2002. These write-downs substantially reduced the cost bases of our consolidated fixed assets and resulted in relatively lower depreciation during the three months ended March 31, 2003. During 2003, we invested $214.3 million in consolidated capital expenditures, which resulted in a significant increase in our property, plant and equipment from the first quarter of 2003 to the first quarter of 2004. The $10.4 million, or 58%, increase in depreciation and amortization from the three months ended March 31, 2003 to the three months ended March 31, 2004 is primarily due to increased depreciation on our higher property, plant and equipment base.

6. Interest expense

      The $2.3 million, or 16%, increase in consolidated interest expense from the three months ended March 31, 2003 to the three months ended March 31, 2004 is primarily a result of the following:

•	an increase in interest incurred as a result of Nextel Mexico’s and Nextel Brazil’s tower sale-leaseback financing transactions executed since March 31, 2003; and

•	interest incurred on our 3.5% convertible notes and our 2.875% convertible notes that we issued in September 2003 and January 2004, respectively.

      These increases were partially offset by the following:

•	a reduction in interest resulting from the $100.0 million and $72.5 million principal pay-downs of our international equipment facility in September 2003 and February 2004, respectively;

•	the elimination of interest related to our Brazil equipment financing facility in connection with the extinguishment of this facility in September 2003; and

•	a reduction in interest incurred on our 13.0% senior secured discount notes in connection with the retirement of substantially all of these notes in March 2004.

7. Interest income

      The $0.7 million, or 35%, increase in consolidated interest income from the three months ended March 31, 2003 to the three months ended March 31, 2004 is principally the result of an increase in average consolidated cash balances.

8. Loss on early extinguishment of debt, net

      The $79.3 million net loss on early extinguishment of debt for the three months ended March 31, 2004 represents a loss we incurred in connection with the retirement of substantially all of our 13.0% senior secured discount notes through a cash tender offer in March 2004.

9. Foreign currency transaction gains (losses), net

      Net foreign currency transaction gains of $2.9 million for the three months ended March 31, 2004 are primarily the result of foreign currency transaction gains recognized in Mexico resulting from the strengthening of the Mexican peso compared to the U.S. dollar on Nextel Mexico’s U.S. dollar-denominated liabilities, primarily our international equipment facility. Net foreign currency transaction losses of $11.2 million for the three months ended March 31, 2003 are principally the result of the weakening of the Mexican peso compared to the U.S. dollar on our international equipment facility during that period.

10. Income tax provision

      The $1.6 million, or 34%, decrease in income tax provision from the three months ended March 31, 2003 to the three months ended March 31, 2004 is primarily the result of the reversal of a $13.6 million valuation allowance during the three months ended March 31, 2004, partially offset by an increase in the income tax provision in Mexico resulting from higher taxable income and fewer available net operating loss carryforwards.

Segment Results

      We refer to our operating companies by the countries in which they operate, such as Nextel Mexico, Nextel Brazil, Nextel Argentina, Nextel Peru and Nextel Chile. We evaluate performance of these segments and provide resources to them based on operating income before depreciation and amortization and impairment, restructuring and other charges, which we refer to as segment earnings. The tables below provide a summary of the components of our consolidated segments for the three months ended March 31, 2004 and 2003. The results of Nextel Chile are included in “Corporate and other.” During 2003, we began allocating corporate overhead costs to some of our subsidiaries. We expect that a portion of these allocated amounts will be treated as tax deductions and serve to reduce our effective tax rate. The segment information below does not reflect any allocations of corporate overhead costs because the amounts of these expenses are not provided to or used by our chief operating decision maker in making operating decisions related to these segments.

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Three Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
March 31, 2004	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

	(dollars in thousands)
Nextel Mexico	$172,963	62%	$(51,729)	48%	$(45,561)	53%	$75,673
Nextel Brazil	43,194	16%	(27,019)	25%	(12,668)	15%	3,507
Nextel Argentina	37,689	14%	(17,162)	16%	(10,507)	12%	10,020
Nextel Peru	23,146	8%	(12,224)	11%	(6,731)	8%	4,191
Corporate and other	407	—	(420)	—	(10,573)	12%	(10,586)
Intercompany eliminations	(139)	—	139	—	—	—	—

Total consolidated	$277,260	100%	$(108,415)	100%	$(86,040)	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Three Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
March 31, 2003	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

	(dollars in thousands)
Nextel Mexico	$126,434	62%	$(39,709)	53%	$(36,664)	51%	$50,061
Nextel Brazil	33,674	17%	(16,967)	23%	(13,222)	18%	3,485
Nextel Argentina	20,335	10%	(6,461)	9%	(7,410)	10%	6,464
Nextel Peru	22,693	11%	(10,547)	14%	(6,493)	9%	5,653
Corporate and other	390	—	(581)	1%	(8,222)	12%	(8,413)
Intercompany eliminations	(133)	—	133	—	—	—	—

Total consolidated	$203,393	100%	$(74,132)	100%	$(72,011)	100%

      A discussion of the results of operations in each of our reportable segments is provided below.

b.	Nextel Mexico

		% of		% of
		Nextel		Nextel	Change from
		Mexico’s		Mexico’s	Previous Year
	March 31,	Operating	March 31,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	(dollars in thousands)
Operating revenues
Service and other revenues	$167,938	97%	$122,675	97%	$45,263	37%
Digital handset and accessory revenues	5,025	3%	3,759	3%	1,266	34%

	172,963	100%	126,434	100%	46,529	37%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(29,497)	(17)%	(23,050)	(18)%	(6,447)	28%
Cost of digital handset and accessory sales	(22,232)	(13)%	(16,659)	(13)%	(5,573)	33%

	(51,729)	(30)%	(39,709)	(31)%	(12,020)	30%
Selling and marketing expenses	(21,453)	(12)%	(16,806)	(13)%	(4,647)	28%
General and administrative expenses	(24,108)	(14)%	(19,858)	(16)%	(4,250)	21%

Segment earnings	75,673	44%	50,061	40%	25,612	51%
Depreciation and amortization	(22,375)	(13)%	(16,014)	(13)%	(6,361)	40%

Operating income	53,298	31%	34,047	27%	19,251	57%
Interest expense	(5,187)	(3)%	(3,655)	(3)%	(1,532)	42%
Interest income	686	—	751	—	(65)	(9)%
Foreign currency transaction gains (losses), net	3,497	2%	(14,289)	(11)%	17,786	(124)%
Other (expense) income, net	(554)	—	176	—	(730)	(415)%

Income before income tax	$51,740	30%	$17,030	13%	$34,710	204%

      In accordance with accounting principles generally accepted in the United States, we translated Nextel Mexico’s results of operations using the average exchange rates for the three months ended March 31, 2004. The average exchange rate of the Mexican peso for the three months ended March 31, 2004 depreciated against the U.S. dollar by 5% from the three months ended March 31, 2003. As a result, compared to 2003, the components of Nextel Mexico’s results of operations for 2004 after translation into U.S. dollars reflect lower increases than would have occurred if it were not for the impact of the depreciation of the peso, taking into consideration our one-month lag financial reporting policy for our non-U.S. operating subsidiaries.

1. Operating revenues

      The $45.3 million, or 37%, increase in service and other revenues from the three months ended March 31, 2003 to the three months ended March 31, 2004 is primarily a result of the following:

•	a 27% increase in the average number of digital handsets in service from the three months ended March 31, 2003 to the same period in 2004 resulting from growth in Nextel Mexico’s existing markets, as well as the expansion of service coverage in Mexico that has occurred since March 31, 2003;

•	an increase in average revenue per handset on a local currency basis primarily due to the successful implementation of previously introduced monthly service plans with higher access charges and price increases applied to the existing customer base; and

•	$6.0 million in revenues generated from Nextel Mexico’s amended handset insurance program during the three months ended March 31, 2004.

      The $1.3 million, or 34%, increase in digital handset and accessory revenues from the three months ended March 31, 2003 to the three months ended March 31, 2004 is primarily the result of a 21% increase in handset sales, as well as a change in the mix of handsets sold, which included a higher proportion of expensive models during the three months ended March 31, 2004 compared to the same period in 2003.

2. Cost of revenues

      The $6.4 million, or 28%, increase in cost of service from the three months ended March 31, 2003 to the three months ended March 31, 2004 is largely a result of the following:

•	an increase in interconnect costs generally resulting from a 37% increase in total system minutes of use, partially offset by a decrease in variable interconnect cost per minute of use as a result of the renegotiation of interconnect rates with some of Nextel Mexico’s traffic carriers during the three months ended March 31, 2004;

•	an increase in fixed costs related to direct switch and transmitter and receiver site costs resulting from a 27% increase in the number of transmitter and receiver sites in service from March 31, 2003 to March 31, 2004; and

•	an increase in service and repair costs largely due to increased activity under Nextel Mexico’s handset insurance program.

      The $5.6 million, or 33%, increase in cost of digital handset and accessory sales from the three months ended March 31, 2003 to the three months ended March 31, 2004 is a result of the 21% increase in handset sales, as well as an increase in handset upgrades provided to current customers.

3. Selling and marketing expenses

      The $4.6 million, or 28%, increase in selling and marketing expenses from the three months ended March 31, 2003 to the three months ended March 31, 2004 is principally a result of the following:

•	a $3.1 million, or 65%, increase in direct commissions and payroll expenses, largely due to an increase in commissions incurred as a result of a 73% increase in handset sales by Nextel Mexico’s salesforce and an increase in payroll and related expenses resulting from more sales and marketing personnel; and

•	a $0.9 million, or 22%, increase in advertising expenses primarily related to new advertising campaigns promoting the launch of the Morelia market.

4. General and administrative expenses

      The $4.3 million, or 21%, increase in general and administrative expenses from the three months ended March 31, 2003 to the three months ended March 31, 2004 is primarily a result of the following:

•	a $2.2 million, or 19%, increase in general corporate expenses resulting from an increase in taxes on operating revenues and costs recognized as a result of government-mandated employee profit sharing, as well as an increase in payroll and related expenses caused by more general and administrative personnel;

•	a $1.3 million, or 26%, increase in customer care expenses principally resulting from an increase in payroll and related expenses caused by more customer care personnel necessary to support a growing customer base; and

•	a $0.8 million, or 49%, increase in information technology costs largely as a result of the implementation of various new information technology projects.

5. Depreciation and amortization

      The $6.4 million, or 40%, increase in depreciation and amortization from the three months ended March 31, 2003 to the three months ended March 31, 2004 is primarily a result of an increase in Nextel Mexico’s property, plant and equipment, mostly due to the build-out of new service areas.

6. Interest expense

      The $1.5 million, or 42%, increase in interest expense from the three months ended March 31, 2003 to the three months ended March 31, 2004 is largely a result of an increase in interest incurred on Nextel Mexico’s tower financing obligations. This increase was partially offset by a decrease in interest incurred on our international equipment facility in connection with the $100.0 million and $72.5 million principal pay-downs of this facility in September 2003 and February 2004, respectively.

7. Foreign currency transaction gains (losses), net

      Foreign currency transaction gains of $3.5 million for the three months ended March 31, 2004 are largely the result of the strengthening of the Mexican peso compared to the U.S. dollar on Nextel Mexico’s U.S. dollar-based liabilities, primarily the international equipment facility, during that period. Foreign currency transaction losses of $14.3 million for the three months ended March 31, 2003 are primarily the result of the weakening of the Mexican peso compared to the U.S. dollar on the international equipment facility during that period.

c. Nextel Brazil

		% of		% of
		Nextel		Nextel	Change from
		Brazil’s		Brazil’s	Previous Year
	March 31,	Operating	March 31,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	(dollars in thousands)
Operating revenues
Service and other revenues	$40,554	94%	$30,916	92%	$9,638	31%
Digital handset and accessory revenues	2,640	6%	2,758	8%	(118)	(4)%

	43,194	100%	33,674	100%	9,520	28%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(17,578)	(41)%	(11,242)	(33)%	(6,336)	56%
Cost of digital handset and accessory sales	(9,441)	(22)%	(5,725)	(17)%	(3,716)	65%

	(27,019)	(63)%	(16,967)	(50)%	(10,052)	59%
Selling and marketing expenses	(5,912)	(14)%	(4,744)	(14)%	(1,168)	25%
General and administrative expenses	(6,756)	(15)%	(8,478)	(25)%	1,722	(20)%

Segment earnings	3,507	8%	3,485	11%	22	1%
Depreciation and amortization	(2,780)	(6)%	(556)	(2)%	(2,224)	400%

Operating income	727	2%	2,929	9%	(2,202)	(75)%
Interest expense	(2,663)	(6)%	(2,231)	(7)%	(432)	19%
Interest income	923	2%	604	2%	319	53%
Foreign currency transaction gains, net	38	—	2,134	6%	(2,096)	(98)%
Other expense, net	(541)	(2)%	(71)	—	(470)	NM

(Loss) income before income tax	$(1,516)	(4)%	$3,365	10%	$(4,881)	(145)%

NM-Not Meaningful

      In accordance with accounting principles generally accepted in the United States, we translated Nextel Brazil’s results of operations using the average exchange rates for the three months ended March 31, 2004 and 2003. The average exchange rate for the three months ended March 31, 2004 appreciated against the U.S.

dollar by 22% from the three months ended March 31, 2003. As a result, the components of Nextel Brazil’s results of operations for the three months ended March 31, 2004 after translation into U.S. dollars reflect increases compared to its results of operations for the three months ended March 31, 2003, taking into consideration our one-month lag financial reporting policy for our non-U.S. operating subsidiaries.

1. Operating revenues

      The $9.6 million, or 31%, increase in service and other revenues from the three months ended March 31, 2003 to the three months ended March 31, 2004 is primarily a result of the increase in the average value of the Brazilian real compared to the U.S. dollar, as well as an increase in average revenue per handset on a local currency basis, largely due to higher revenues generated from calling party pays service agreements.

2. Cost of revenues

      The $6.3 million, or 56%, increase in cost of service from the three months ended March 31, 2003 to the three months ended March 31, 2004 is primarily a result of the following:

•	an increase in interconnect costs mainly resulting from higher interconnect minutes of use, as well as an increase in local currency interconnect cost per minute of use;

•	an increase in direct switch and transmitter and receiver site costs that Nextel Brazil incurred as a result of an 11% increase in the number of transmitter and receiver sites in service from March 31, 2003 to March 31, 2004; and

•	the increase in the average value of the Brazilian real compared to the U.S. dollar.

      The $3.7 million, or 65%, increase in cost of digital handset and accessory sales from the three months ended March 31, 2003 to the three months ended March 31, 2004 is largely a result of a 41% increase in handset sales and rentals, which were on average more expensive during the first quarter of 2004 compared to the same period in 2003, a significant reduction in the proportion of used handsets sold and leased during the first quarter of 2004 and an increase in handset upgrades provided to current customers.

3. Selling and marketing expenses

      The $1.2 million, or 25%, increase in selling and marketing expenses from the three months ended March 31, 2003 to the three months ended March 31, 2004 is principally due to an increase in direct commissions resulting from a 53% increase in handset sales by Nextel Brazil’s salesforce, an increase in payroll and related expenses due to more selling and marketing personnel and the increase in the average value of the Brazilian real.

4. General and administrative expenses

      The $1.7 million, or 20%, decrease in general and administrative expenses from the three months ended March 31, 2003 to the three months ended March 31, 2004 is primarily a result of a $2.8 million, or 65%, decrease in general corporate expenses largely caused by a $3.8 million reduction in tax and other contingency expenses. This decrease was partially offset by a $0.5 million, or 22%, increase in customer care expenses due to an increase in payroll and related expenses caused by more general and administrative personnel and the increase in the average value of the Brazilian real.

5. Depreciation and amortization

      In connection with the application of fresh-start accounting principles on October 31, 2002, Nextel Brazil recorded $27.8 million in fixed asset write-downs in the fourth quarter of 2002. These write-downs substantially reduced the cost bases of Nextel Brazil’s fixed assets and resulted in less depreciation during the three months ended March 31, 2003. During 2003, Nextel Brazil invested $33.0 million in capital expenditures, which resulted in a significant increase in Nextel Brazil’s property, plant and equipment from the first quarter of 2003 to the first quarter of 2004. The $2.2 million, or 400%, increase in depreciation and amortization from the three months ended March 31, 2003 to the three months ended March 31, 2004 is primarily due to increased depreciation on Nextel Brazil’s higher property, plant and equipment base.

6. Foreign currency transaction gains, net

      The $2.1 million, or 98%, decrease in foreign currency transaction gains from the three months ended March 31, 2003 to the three months ended March 31, 2004 is principally due to a significant reduction of Nextel Brazil’s U.S. dollar-denominated liabilities in connection with the extinguishment of its equipment financing facility during the third quarter of 2003.

d. Nextel Argentina

		% of		% of
		Nextel		Nextel	Change from
		Argentina’s		Argentina’s	Previous Year
	March 31,	Operating	March 31,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	(dollars in thousands)
Operating revenues
Service and other revenues	$34,675	92%	$18,583	91%	$16,092	87%
Digital handset and accessory revenues	3,014	8%	1,752	9%	1,262	72%

	37,689	100%	20,335	100%	17,354	85%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(11,379)	(30)%	(3,727)	(18)%	(7,652)	205%
Cost of digital handset and accessory sales	(5,783)	(15)%	(2,734)	(14)%	(3,049)	112%

	(17,162)	(45)%	(6,461)	(32)%	(10,701)	166%
Selling and marketing expenses	(2,882)	(8)%	(1,989)	(9)%	(893)	45%
General and administrative expenses	(7,625)	(20)%	(5,421)	(27)%	(2,204)	41%

Segment earnings	10,020	27%	6,464	32%	3,556	55%
Depreciation and amortization	(1,745)	(5)%	(590)	(3)%	(1,155)	196%

Operating income	8,275	22%	5,874	29%	2,401	41%
Interest expense	(8)	—	—	—	(8)	NM
Interest income	105	—	96	1%	9	9%
Foreign currency transaction (losses) gains, net	(642)	(1)%	884	4%	(1,526)	(173)%
Other income, net	14	—	7,191	35%	(7,177)	(100)%

Income before income tax	$7,744	21%	$14,045	69%	$(6,301)	(45)%

NM-Not Meaningful

      In accordance with accounting principles generally accepted in the United States, we translated Nextel Argentina’s results of operations using the average exchange rates for the three months ended March 31, 2004 and 2003. The average exchange rate of the Argentine peso for the three months ended March 31, 2004 appreciated against the U.S. dollar by 13% from the same period in 2003. As a result, the components of Nextel Argentina’s results of operations for the three months ended March 31, 2004 after translation into U.S. dollars reflect increases compared to its results of operations for the same period in 2003, taking into consideration our one-month lag financial reporting policy for our non-U.S. operating subsidiaries.

1. Operating revenues

      The $16.1 million, or 87%, increase in service and other revenues from the three months ended March 31, 2003 to the three months ended March 31, 2004 is primarily a result of the following:

•	a 32% increase in the average number of digital handsets in service due to growth in Nextel Argentina’s existing markets;

•	an increase in average revenue per handset on a local currency basis, largely resulting from the implementation of a termination fee between mobile carriers during the second quarter of 2003; and

•	the increase in the average value of the Argentine peso.

      The $1.3 million, or 72%, increase in digital handset and accessory sales from the three months ended March 31, 2003 to the three months ended March 31, 2004 is largely a result of a 20% increase in handset sales and leases, as well as a significant change in the mix of handsets sold and leased, which included a substantially higher proportion of expensive models during the three months ended March 31, 2004 compared to the same period in 2003 when handset sales and leases primarily included lower cost refurbished models.

2. Cost of revenues

      The $7.7 million, or 205%, increase in cost of service from the three months ended March 31, 2003 to the three months ended March 31, 2004 is primarily a result of the following:

•	an increase in interconnect costs largely as a result of a 48% increase in total system minutes of use and a significant increase in variable interconnect cost per minute of use resulting from an agreement between Nextel Argentina and other mobile carriers reached in the second quarter of 2003 that allows each of the carriers to charge a fee for mobile calls that terminate on their networks;

•	an increase in service and repair costs resulting from increased activity under Nextel Argentina’s handset replacement program during the three months ended March 31, 2004;

•	an increase in direct switch and transmitter and receiver site costs due to a 7% increase in the number of transmitter and receiver sites in service from March 31, 2003 to March 31, 2004; and

•	the increase in the average value of the Argentine peso.

      The $3.0 million, or 112%, increase in cost of digital handset and accessory sales is largely a result of a 20% increase in handset sales, as well as the change in the mix of handsets sold toward more expensive models and away from refurbished models that were predominantly sold in the first quarter of 2003.

3. Selling and marketing expenses

      The $0.9 million, or 45%, increase in selling and marketing expenses from the three months ended March 31, 2003 to the three months ended March 31, 2004 is largely a result of a $0.4 million, or 57%, increase in indirect commissions mainly caused by a 28% increase in handset sales obtained through indirect channels. This increase is also a result of a $0.4 million increase in advertising and other marketing expenses resulting from more expensive advertising promotions. Both increases also resulted from the appreciation of the average value of the Argentine peso.

4. General and administrative expenses

      The $2.2 million, or 41%, increase in general and administrative expenses from the three months ended March 31, 2003 to the three months ended March 31, 2004 is primarily due to a $2.0 million, or 67%, increase in general corporate expenses caused by an increase in certain revenue-based taxes, as well as an increase in payroll and related expenses due to more general and administrative personnel and the increase in the average value of the Argentine peso.

5. Depreciation and amortization

      In connection with the application of fresh-start accounting principles on October 31, 2002, Nextel Argentina recorded $4.3 million in fixed asset write-downs during the fourth quarter of 2002. These write-

downs substantially reduced the cost bases of Nextel Argentina’s fixed assets and resulted in less depreciation during the three months ended March 31, 2003. During 2003, Nextel Argentina invested $22.9 million in capital expenditures, which resulted in a significant increase in Nextel Argentina’s property, plant and equipment from the first quarter of 2003 to the first quarter of 2004. The $1.2 million, or 196%, increase in depreciation and amortization from the three months ended March 31, 2003 to the three months ended March 31, 2004 is primarily due to increased depreciation on Nextel Argentina’s higher property, plant and equipment base.

6. Foreign currency transaction (losses) gains, net

      Foreign currency transaction losses of $0.6 million for the three months ended March 31, 2004 are primarily due to the strengthening of the Argentine peso compared to the U.S. dollar on Nextel Argentina’s U.S. dollar-denominated assets. Foreign currency transaction gains of $0.9 million for the three months ended March 31, 2003 are largely due to the weakening of the Argentine peso relative to the U.S. dollar on Nextel Argentina’s U.S. dollar-denominated assets.

7. Other income, net

      In connection with our emergence from Chapter 11 reorganization in 2002, one of our corporate entities repurchased Nextel Argentina’s credit facilities from its creditors. While this corporate entity contributed the principal balance to Nextel Argentina as a capital investment, it forgave the accrued interest related to these credit facilities during the first quarter of 2003. Other income of $7.2 million for the three months ended March 31, 2003 primarily represents the gain related to the forgiveness of this accrued interest.

e. Nextel Peru

		% of		% of
		Nextel		Nextel	Change from
		Peru’s		Peru’s	Previous Year
	March 31,	Operating	March 31,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	(dollars in thousands)
Operating revenues
Service and other revenues	$22,597	98%	$22,167	98%	$430	2%
Digital handset and accessory revenues	549	2%	526	2%	23	4%

	23,146	100%	22,693	100%	453	2%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(8,826)	(38)%	(7,665)	(34)%	(1,161)	15%
Cost of digital handset and accessory sales	(3,398)	(15)%	(2,882)	(12)%	(516)	18%

	(12,224)	(53)%	(10,547)	(46)%	(1,677)	16%
Selling and marketing expenses	(2,548)	(11)%	(2,859)	(13)%	311	(11)%
General and administrative expenses	(4,183)	(18)%	(3,634)	(16)%	(549)	15%

Segment earnings	4,191	18%	5,653	25%	(1,462)	(26)%
Depreciation and amortization	(1,541)	(7)%	(844)	(4)%	(697)	83%

Operating income	2,650	11%	4,809	21%	(2,159)	(45)%
Interest expense	(83)	—	(535)	(2)%	452	(84)%
Interest income	41	—	7	—	34	486%
Foreign currency transaction gains, net	6	—	126	—	(120)	(95)%
Other expense, net	(4)	—	(75)	—	71	(95)%

Income before income tax	$2,610	11%	$4,332	19%	$(1,722)	(40)%

      Because the U.S. dollar is the functional currency in Peru, Nextel Peru’s results of operations are not significantly impacted by the changes in the U.S. dollar to Peruvian sol exchange rate.

1. Operating revenues

      The $0.4 million, or 2%, increase in service and other revenues from the three months ended March 31, 2003 to the three months ended March 31, 2004 is primarily due to a 13% increase in the average number of digital handsets in service, partially offset by a decrease in average revenue per handset resulting from the implementation of a new rate plan with lower access charges during the second quarter of 2003.

2. Cost of revenues

      The $1.2 million, or 15%, increase in cost of service from the three months ended March 31, 2003 to the three months ended March 31, 2004 is primarily a result of the following:

•	an increase in interconnect expenses resulting from a 9% increase in total system minutes of use and an increase in variable interconnect cost per minute of use resulting from a change in intercarrier billing methodology during the third quarter of 2003; and

•	an increase in direct switch and transmitter and receiver site costs primarily caused by a 6% increase in the number of transmitter and receiver sites in service from March 31, 2003 to March 31, 2004.

      The $0.5 million, or 18%, increase in cost of digital handset and accessory sales from the three months ended March 31, 2003 to the three months ended March 31, 2004 is principally due to a 7% increase in handset sales, as well as a change in the mix of handsets sold, which included a higher proportion of expensive models during the three months ended March 31, 2004 compared to the same period in 2003.

3. General and administrative expenses

      The $0.5 million, or 15%, increase in general and administrative expenses from the three months ended March 31, 2003 to the three months ended March 31, 2004 is primarily due to higher customer care payroll and related expenses due to more customer care personnel necessary to support a larger customer base.

4. Depreciation and amortization

      The $0.7 million, or 83%, increase in depreciation and amortization from the three months ended March 31, 2003 to the three months ended March 31, 2004 is primarily due to increased depreciation resulting from a significant increase in Nextel Peru’s property, plant and equipment.

f. Corporate and other

		% of		% of
		Corporate		Corporate	Change from
		and other		and other	Previous Year
	March 31,	Operating	March 31,	Operating
	2004	Revenues	2003	Revenue	Dollars	Percent

	(dollars in thousands)
Operating revenues
Service and other revenues	$407	100%	$390	100%	$17	4%
Digital handset and accessory revenues	—	—	—	—	—	—

	407	100%	390	100%	17	4%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(420)	(103)%	(334)	(86)%	(86)	26%
Cost of digital handset and accessory sales	—	—	(247)	(63)%	247	(100)%

	(420)	(103)%	(581)	(149)%	161	(28)%
Selling and marketing expenses	(1,117)	(274)%	(944)	(242)%	(173)	(18)%
General and administrative expenses	(9,456)	NM	(7,278)	NM	(2,178)	30%

Segment losses	(10,586)	NM	(8,413)	NM	(2,173)	26%
Depreciation and amortization	(217)	(53)%	(109)	(28)%	(108)	99%

Operating loss	(10,803)	NM	(8,522)	NM	(2,281)	27%
Interest expense	(8,264)	NM	(7,788)	NM	(476)	6%
Interest income	856	210%	764	196%	92	12%
Loss on early extinguishment of debt, net	(79,327)	NM	—	—	(79,327)	NM
Foreign currency transaction losses, net	(3)	(1)%	(17)	(4)%	14	(82)%
Other expense, net	(132)	(32)%	(7,077)	NM	6,945	(98)%

Loss before income tax	$(97,673)	NM	$(22,640)	NM	$(75,033)	331%

NM-Not Meaningful

      Corporate and other operating revenues and cost of revenues primarily represent the results of analog operations reported by Nextel Chile.

1. General and administrative expenses

      The $2.2 million, or 30%, increase in general and administrative expenses from the three months ended March 31, 2003 to the three months ended March 31, 2004 is primarily due to an increase in corporate payroll and related expenses and an increase in corporate audit and tax fees.

2. Interest expense

      The $0.5 million, or 6%, increase in interest expense from the three months ended March 31, 2003 to the three months ended March 31, 2004 is primarily due to interest recognized on our 3.5% convertible notes and our 2.875% convertible notes issued in September 2003 and January 2004, respectively. This additional interest was partially offset by a decrease in interest related to our international equipment facility in connection with the principal pay-down of this facility in September 2003 and the elimination of interest related to our 13.0% senior secured discount notes in connection with the retirement of substantially all of these notes in March 2004.

3. Loss on early extinguishment of debt, net

      The $79.3 million net loss on early extinguishment of debt for the three months ended March 31, 2004 represents a loss we incurred in connection with the retirement of substantially all of our 13.0% senior secured discount notes through a cash tender offer in March 2004.

4. Other expense, net

      Other expense, net, of $7.1 million for the three months ended March 31, 2003 primarily represents the loss related to the accrued interest that we forgave on Nextel Argentina’s credit facilities in connection with the repurchase of these facilities by one of our corporate entities.

Liquidity and Capital Resources

      We had a working capital surplus of $382.8 million as of March 31, 2004 and $360.6 million as of December 31, 2003. The increase in our working capital is largely the result of cash flows generated by our financing activities described below.

      We recognized a net loss of $40.0 million for the three months ended March 31, 2004, primarily due to the recognition of a $79.3 million loss on the early extinguishment of our senior secured discount notes. We recognized net income of $9.4 million for the three months ended March 31, 2003. Prior to 2003, our operating expenses and capital expenditures associated with developing, enhancing and operating our digital mobile networks more than offset our operating revenues. During 2003 and the first quarter of 2004, our operating revenues more than offset our operating expenses, excluding depreciation and amortization, and cash capital expenditures. While we expect this trend to continue, if business conditions, timing of capital expenditures or expansion plans change, we may not be able to maintain this trend. See “Future Capital Needs and Resources” for a discussion of our future outlook and anticipated sources and uses of funds for the remainder of 2004.

      Cash Flows. Our operating activities provided us with $31.9 million of net cash during the three months ended March 31, 2004 and $64.4 million of net cash during the three months ended March 31, 2003. The $32.5 million decrease in generation of cash is primarily due to the pay down of current liabilities during the first quarter.

      We used $82.0 million of net cash in our investing activities during the three months ended March 31, 2004 compared to $50.6 million during the three months ended March 31, 2003. The $31.4 million increase in cash used in our investing activities is due to $25.8 million in cash used to purchase short-term investments and a $5.5 million increase in cash capital expenditures.

      Our financing activities provided us with $14.3 million of net cash during the three months ended March 31, 2004, primarily due to the following:

•	$300.0 million in gross proceeds that we raised in connection with the issuance of our 2.875% convertible notes; and

•	$6.4 million in proceeds received in connection with tower sale-leaseback financing transactions;

      partially offset by:

•	$211.2 million in cash used to retire our 13.0% senior secured discount notes in connection with our tender offer;

•	$72.5 million in cash used to repay a portion of our international credit facility with Motorola; and

•	$8.4 million in cash used to pay debt financing costs in connection with the issuance of our 2.875% convertible notes.

      Our financing activities provided us with $43.0 million of net cash during the three months ended March 31, 2003, primarily due to $50.2 million in proceeds received in connection with tower sale-leaseback financing transactions, partially offset by $7.8 million in cash transferred to restricted cash as collateral for our former interest rate swap.

Future Capital Needs and Resources

      Capital Resources. Our ongoing capital resources depend on a variety of factors, including our existing cash and short-term investments, cash flows generated by our operating companies and external financial sources that may be available. As of March 31, 2004, our capital resources included $397.5 million of cash, cash equivalents and short-term investments. Our ability to generate sufficient operating cash flows by our operating companies is dependent upon, among other things:

•	the amount of revenue we are able to generate and collect from our customers;

•	the amount of operating expenses required to provide our services;

•	the cost of acquiring and retaining customers, including the subsidies we incur to provide handsets to both our new and existing customers;

•	our ability to continue to grow our customer base; and

•	fluctuations in foreign exchange rates.

      While we plan to fund our operations using existing cash and short-term investments balances and internally generated cash flows for the foreseeable future, we may access the capital markets if we are able to meet our objectives of lowering our cost of capital, improving our financial flexibility and/or reducing our foreign currency exposure, or if we should decide to expand our operations. Consistent with these objectives, during the first quarter of 2004, we issued $300.0 million aggregate principal amount of 2.875% convertible notes due 2034 for net proceeds of $291.6 million. The notes bear interest at a rate of 2.875% per year, payable semi-annually in arrears and in cash on February 1 and August 1 of each year, beginning August 1, 2004. The notes will mature on February 1, 2034, unless earlier converted or redeemed by the holders or repurchased by us.

      In February 2004, we prepaid, at face value, $72.5 million of the $125.0 million in outstanding principal under our international equipment facility. In addition, in March 2004, NII Holdings (Cayman), Ltd., one of our wholly-owned subsidiaries, used $211.2 million to complete a cash tender offer to purchase substantially all of its 13.0% senior secured discount notes due 2009. NII Holdings (Cayman), Ltd. financed the tender offer with intercompany loans from NII Holdings and cash on hand. We used a portion of our proceeds from the issuance of our 2.875% convertible notes to fund these intercompany loans to NII Holdings (Cayman), Ltd.

      As of March 31, 2004, there were no amounts available for future borrowing under our vendor credit facilities. Under an existing agreement with American Tower, during the first quarter of 2004 we received $6.4 million from tower sale-leaseback transactions. In addition, Nextel Brazil has a facility in place under which it can finance handset purchases. Borrowings under this facility have 180 day maturities and interest is prepaid in U.S. dollars at variable market rates. As of March 31, 2004, there were no amounts outstanding under the Nextel Brazil handset credit facility.

      Our international equipment facility contains numerous restrictive covenants relating to the maintenance of certain financial ratios relative to leverage, segment earnings, revenues, subscribers and fixed charges. The covenants also include, among other restrictions, limitations on indebtedness, transfers, mergers, acquisitions, distributions and investments. As of March 31, 2004, we were in full compliance with these covenants.

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

      The following table sets forth the amounts and timing of contractual payments for our most significant contractual obligations determined as of March 31, 2004. The information in the table reflects future unconditional payments and is based upon, among other things, the current terms of the relevant agreements, appropriate classification of items under accounting principles generally accepted in the United States that are currently in effect and certain assumptions, such as future interest rates. Future events could cause actual payments to differ significantly from these amounts. See “Forward Looking Statements.” Except as required by law, we disclaim any obligation to modify or update the information contained in the table.

	Payments Due By Period

	Less than			More than 5
Contractual Obligations	1 Year	1-3 Years	3-5 Years	Years	Total

	(in thousands)
Convertible notes, credit facility and senior discount notes(1)	$14,925	$47,236	$73,477	$849,975	$985,613
Towers financing obligations(1)	26,161	52,315	52,305	236,415	367,196
Spectrum acquisition obligations	21,369	—	—	—	21,369
Operating leases(2)	31,918	49,683	40,501	41,674	163,776
Purchase obligations(3)	47,670	173	—	—	47,843
Other long-term obligations(4)	—	—	—	49,025	49,025

Total contractual commitments	$142,043	$149,407	$166,283	$1,177,089	$1,634,822

(1)	These amounts include estimated principal and interest payments based on our expectations as to future interest rates, assuming the current payment schedule.

(2)	These amounts principally include future lease costs, transmitter and receiver sites and switches and office facilities as of March 31, 2004.

(3)	These amounts represent maximum contractual purchase obligations under various agreements with our vendors.

(4)	The amounts due in more than five years include our current estimates of asset retirement obligations based on our expectations as to future retirement costs, inflation rates and timing of retirements.

      Capital Expenditures. Our capital expenditures, including capitalized interest, were $48.2 million for the three months ended March 31, 2004 compared to $64.2 million for the three months ended March 31, 2003. The decrease in capital expenditures is primarily due to the build-out of our network in the Baja California region of Mexico during 2003. In the future, we expect to finance our capital spending using cash from operations, cash on hand, cash from tower-sale leaseback transactions and any other external financing that becomes available. Our capital spending is driven by several factors, including:

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

      Our future capital expenditures will be significantly affected by future technology improvements and technology choices. In October 2001, Motorola and Nextel Communications announced an anticipated significant technology upgrade to the iDEN digital mobile network, the 6:1 voice coder software upgrade. We have implemented the network software upgrade for this technology in Mexico. We expect that this software upgrade, which requires that compatible handsets be distributed throughout the network for it to become fully operational, will significantly increase our voice capacity for interconnect calls and leverage our existing investment in infrastructure in Mexico. The 6:1 voice coder is still undergoing refinement in the United States, and we do not expect to sell handsets that will operate on the new voice coder in our markets until mid 2004. In the meantime, the handsets that are designed to be compatible with the new voice coder will continue to operate on the current 3:1 voice coder. We do not expect to realize significant benefits from the operation of the 6:1 voice coder until after 2004. If there are substantial delays in realizing the benefits of the 6:1 voice coder, we could be required to invest additional capital in our infrastructure to satisfy our network capacity needs. See “Forward Looking Statements.”

      Future Outlook. Our current business plan, under which we have been operating since emerging from Chapter 11 reorganization in November 2002, does not contemplate a significant expansion and does not require any additional external funding. However, we are currently evaluating expansion plans, primarily in Mexico, but also in Brazil and other Latin American markets. If we decide to pursue these expansion plans, we would seek external financing to fund them.

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

•	our ability to meet the operating goals established by our business plan;

•	general economic conditions in Latin America and in the market segments that we are targeting for our digital mobile services;

•	the political and social conditions in the countries in which we operate, including political instability, which may affect the economies of our markets and the regulatory schemes in these countries;

•	substantive terms of any international financial aid package that may be made available to any country in which our operating companies conduct business;

•	the impact of foreign exchange volatility in our markets as compared to the U.S. dollar and related currency devaluations in countries in which our operating companies conduct business;

•	reasonable access to and the successful performance of the technology being deployed in our service areas, and improvements thereon, including technology deployed in connection with the introduction of digital two-way mobile data or Internet connectivity services in our markets;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet our service deployment and marketing plans and customer demand;

•	the success of efforts to improve and satisfactorily address any issues relating to our digital mobile network performance;

•	future legislation or regulatory actions relating to our specialized mobile radio services, other wireless communication services or telecommunications generally;

•	the ability to achieve and maintain market penetration and average subscriber revenue levels sufficient to provide financial viability to our digital mobile network business;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular services and personal communications services;

•	market acceptance of our new service offerings, including Nextel WorldwideSM and Nextel OnlineSM;

•	our ability to access sufficient debt or equity capital to meet any future operating and financial needs; and

•	other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission, including our 2003 annual report on Form 10-K.

Effect of New Accounting Standards

      In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation, or FIN, No. 46, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 provides guidance related to identifying variable interest entities (previously known generally as special purpose entities or SPEs) and determining whether such entities should be consolidated. FIN No. 46 must be applied immediately to variable interest entities created, or interests in variable interest entities obtained, after January 31, 2003. For those variable interest entities created, or interests in variable interest entities obtained, on or before January 31, 2003, the guidance in FIN No. 46 must be applied in the first fiscal year or interim period beginning after December 15, 2003. The adoption of FIN No. 46 on January 1, 2004 did not have a material impact on our financial position or results of operations.

      In March 2004, the Emerging Issues Task Force, or EITF, reached a final consensus on Issue No. 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share.” Issue No. 03-6 addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-6 is effective for the fiscal quarter ending June 30, 2004. We are currently evaluating the impact of adopting EITF 03-6 on our consolidated financial statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

      Our revenues are primarily denominated in foreign currencies, while a significant portion of our operations are financed in U.S. dollars through our convertible notes and our international equipment facility held by Nextel Mexico, which is also denominated in U.S. dollars. As a result, fluctuations in exchange rates relative to the U.S. dollar expose us to foreign currency exchange risks. These risks include potential transaction losses on certain of our U.S. dollar-denominated long-term debt and the impact of translating our local currency reported earnings into U.S. dollars when the U.S. dollar strengthens against the local currencies of our foreign operations. In addition, we have local currency-based communication tower sale-leaseback transactions in Mexico and Brazil, which we are accounting for as financing transactions (see Note 4 to our condensed consolidated financial statements). Due to the limited availability of long-term instruments, we currently do not hedge assets or liabilities denominated in foreign currencies or foreign currency transactions.

      We are also exposed to interest rate risk due to fluctuations in the U.S. prime rate and the six-month London Interbank Offered Rate, or LIBOR. These rates are used to determine the variable rates of interest that are applicable to borrowings under our international equipment facility. Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. In some cases, we have used derivative instruments to manage this interest rate exposure by achieving a desired proportion of fixed rate versus variable rate borrowings. We only used derivative instruments for non-trading purposes. We do not have any derivative instruments in place as of March 31, 2004 other than one of the conversion features embedded in each of our convertible notes, which are not material in value.

      The table below presents principal amounts, related interest rates by year of maturity and aggregate amounts as of March 31, 2004 for our fixed and variable rate debt obligations, including our 3.5% convertible notes, our 2.875% convertible notes, our international equipment facility and our tower financing obligations. We determined the fair values included in this section based on:

•	quoted market prices for our convertible notes;

•	carrying values for our international equipment facility as of March 31, 2004 as interest rates are reset periodically; and

•	carrying values for our tower financing obligations as interest rates were set recently when we entered into these transactions.

      The changes in the fair values of our debt compared to their fair values as of December 31, 2003 reflect changes in applicable market conditions. In addition, the table reflects the prepayment of $72.5 million of the $125.0 million in outstanding principal under our international equipment facility in February 2004 and the extinguishment of substantially all of our senior secured discount notes in March 2004. All of the information in the table is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows associated with our long-term debt are denominated in U.S. dollars (US$), Mexican pesos (MP) and Brazilian reais (BR).

	Year of Maturity						March 31, 2004		December 31, 2003

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value	Total	Fair Value

	(dollars in thousands)
Long-Term Debt:
Fixed Rate (US$)	$—	$—	$—	$—	$—	$480,000	$480,000	$596,796	$360,821	$383,580
Average Interest Rate	—	—	—	—	—	3.1%	3.1%		8.3%
Fixed Rate (MP)	$1,444	$1,705	$2,015	$2,359	$2,845	$66,608	$76,976	$76,976	$71,204	$71,204
Average Interest Rate	17.7%	17.7%	17.7%	17.7%	17.7%	17.7%	17.7%		17.8%
Fixed Rate (BR)	$173	$232	$310	$415	$557	$32,433	$34,120	$34,120	$31,880	$31,880
Average Interest Rate	28.4%	28.4%	28.4%	28.4%	28.4%	28.4%	28.4%		28.4%
Variable Rate (US$)	$—	$—	$10,826	$41,667	$—	$—	$52,493	$52,493	$125,000	$125,000
Average Interest Rate	—	—	6.2%	6.2%	—	—	6.2%		6.2%

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

PART II — OTHER INFORMATION.

Item 1.     Legal Proceedings.

      We and/or our operating companies are parties to certain legal proceedings that are described in our 2003 annual report on Form 10-K. During the three months ended March 31, 2004, there were no material changes in the status of or developments regarding those legal proceedings that have not been previously disclosed in our 2003 annual report on Form 10-K.

Item 2.     Changes in Securities and Use of Proceeds.

(a)	At our 2004 Annual Meeting of Stockholders, held on April 28, 2004, our stockholders approved an Amendment to our Restated Certificate of Incorporation. The Amendment increases the number of authorized shares of common stock from 100 million to 300 million shares. The Amendment did not otherwise affect or modify the rights of holders of our common stock.

(b)	Not applicable.

(c)	On January 31, 2004, we sold $250.0 million of our 2.875% convertible notes due 2034 in a private placement. On February 13, 2004, we sold an additional $50.0 million of our convertible notes in a private placement. We sold all convertible notes to Banc of America Securities LLC at a 2.75% discount to their principal face amount, which equaled a total discount to purchasers of $8.3 million. The convertible notes were subsequently sold by the purchasers to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 at 100% of their principal face amount.

We relied upon Section 4(2) of the Securities Act for the exemption from registration for this issuance. The notes are convertible, at the option of the holder, into shares of our common stock at a conversion rate of 18.783 shares per $1,000 principal amount of notes, subject to adjustment, at any time prior to the close of business on the final maturity date of the convertible notes under certain circumstances. For additional information on the conversion and other terms of the convertible notes, see Note 4 to our condensed consolidated financial statements.

The net offering proceeds to us after deducting total discounts and estimated expenses were $291.6 million. We used the net proceeds from the convertible notes issuance to fund a $211.2 million tender offer to retire substantially all of our 13.0% senior secured discount notes. The retirement of our 13.0% senior secured discount notes resulted in a $79.3 million pre-tax loss. For additional information, see Note 4 to our condensed consolidated financial statements.

(d)	Not applicable.

(e)	Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders.

(a)	Our Annual Meeting of Stockholders was held on Tuesday, April 28, 2004.

(b)	Not applicable.

(c)	The common stockholders voted for the election of two (2) directors to serve for terms of three (3) years each, expiring on the date of the annual meeting in 2007 or until their successors are elected. In addition, Charles F. Wright was nominated and elected to the Board of Directors pursuant to Motorola Credit Corporation’s rights under the Special Director Preferred Stock. Mr. Wright was not subject to the vote of holders of our common stock. The results of the voting in these elections are set forth below.

Nominee	Votes For	Votes Withheld	Broker Non-votes

Steven P. Dussek	52,602,631	10,162,909	N/A
Steven M. Shindler	61,448,298	1,317,242	N/A
Charles F. Wright	1	—	N/A

      The terms of office of the following directors continued after the meeting: Neal P. Goldman, Charles M. Herington, Carolyn Katz, Donald E. Morgan and John W. Risner.

      In addition, the stockholders voted (1) to approve an Amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 100 million to 300 million shares, (2) to approve our 2004 Incentive Compensation Plan, and (3) to approve an adjournment of the Annual Meeting to a later date or dates, if necessary, in order to permit the further solicitation of proxies. The results of the voting are set forth below.

		Votes	Votes
Proposal	Votes For	Against	Withheld	Broker Non-votes

Amendment to our Restated Certificate of Incorporation	55,623,157	7,134,302	8,081	N/A
2004 Incentive Compensation Plan	37,623,952	12,474,182	27,528	12,639,878
Adjournment of the Annual Meeting	32,756,777	20,984,279	9,024,484	N/A

      No other matters were voted upon at the Annual Meeting or during the quarter covered by this report.

Item 5.     Other Information.

(a)	Not applicable.

(b)	On April 28, 2004, our Board of Directors created a standing Nominating Committee. The members of the Nominating Committee are Ms. Carolyn Katz and Messrs. Neal P. Goldman and Charles M. Herington, each of whom qualifies as an independent director under the listing standards of the National Association of Securities Dealers. We will continue to accept stockholder nominations to our Board of Directors under the procedures previously disclosed in our Proxy Statement for our 2004 Annual Meeting of Stockholders, except all such nominations should be directed to the attention of the Nominating Committee instead of the full Board of Directors.

Item 6.     Exhibits and Reports on Form 8-K.

(a)	List of Exhibits.

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation.
12.1	Ratio of Earnings to Fixed Charges.
15.1	Awareness Letter of PricewaterhouseCoopers LLP.
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K.

           We filed the following reports on Form 8-K with the Securities and Exchange Commission during the three months ended March 31, 2004:

•	On January 5, 2004, we filed a Current Report on Form 8-K, dated January 5, 2004, which furnished under Item 12 a press release announcing our reaffirmation of previously released financial guidance and our increase of guidance for net subscriber growth for the year ended December 31, 2003;

•	On January 26, 2004, we filed a Current Report on Form 8-K, dated January 26, 2004, which reported under Item 7 a press release announcing a proposed private offering of convertible notes;

•	On January 27, 2004, we filed a Current Report on Form 8-K, dated January 27, 2004, which reported under Item 7 a press release announcing the pricing of our proposed private offering of convertible notes;

•	On February 5, 2004, we filed a Current Report on Form 8-K, dated February 4, 2004, which reported under Item 7 a press release announcing our commencement of a cash tender offer and consent solicitation relating to NII Holdings (Cayman), Ltd.’s 13.0% senior secured discount notes due 2009;

•	On February 20, 2004, we filed a Current Report on Form 8-K, dated February 19, 2004, which reported under Item 7 a press release announcing our receipt of the tenders and consents required to amend the indenture under which NII Holdings (Cayman), Ltd.’s 13.0% senior secured discount notes due 2009 were issued, as well as the trustee’s execution of the supplemental indenture related to these notes;

•	On February 26, 2004, we filed a Current Report on Form 8-K, dated February 26, 2004, which furnished under Item 12 a press release announcing certain financial and operating results for the year and three months ended December 31, 2003; and

•	On March 11, 2004, we filed a Current Report on Form 8-K, dated March 10, 2004, which reported under Item 5 our receipt of a letter from Timothy M. Donahue stating that he had resigned as one of our directors.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ RICARDO L. ISRAELE

Ricardo L. Israele Vice President and Controller (Principal Accounting Officer)

Date: May 7, 2004

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation.
12.1	Ratio of Earnings to Fixed Charges.
15.1	Awareness Letter of PricewaterhouseCoopers LLP.
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.