Form 10-Q
period 2004-06-30
NII HOLDINGS INC
filed 2004-08-06
CIK 1037016

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on July 30, 2004

Common Stock, $0.001 par value per share	69,692,605

NII HOLDINGS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of NII Holdings, Inc.:

      We have reviewed the accompanying condensed consolidated balance sheet of NII Holdings, Inc. and its subsidiaries as of June 30, 2004, and the related condensed consolidated statements of operations and comprehensive (loss) income for each of the six-month and three-month periods ended June 30, 2004 and 2003, the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2004 and 2003 and the condensed consolidated statement of changes in stockholders’ equity for the six-month period ended June 30, 2004. These interim financial statements are the responsibility of the Company’s management.

      We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

      We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated March 11, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2004, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

July 28, 2004

PART I — FINANCIAL INFORMATION.

Item 1. Financial Statements — Unaudited.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2004 and December 31, 2003
(in thousands)

	June 30,	December 31,
	2004	2003

	Unaudited
ASSETS
Current assets
Cash and cash equivalents	$373,715	$405,406
Short-term investments	26,859	—
Accounts receivable, less allowance for doubtful accounts of $8,327 and $9,020	129,189	120,557
Handset and accessory inventory, net	31,315	21,138
Prepaid expenses and other	61,615	60,969

Total current assets	622,693	608,070
Property, plant and equipment, net of accumulated depreciation of $91,366 and $56,399	424,436	368,561
Intangible assets, net of accumulated amortization of $61,464 and $42,288	175,301	193,976
Deferred income taxes, net	44,590	36,382
Other assets	43,736	27,430

Total assets	$1,310,756	$1,234,419

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, accrued expenses and other	$189,522	$195,460
Deferred revenues	34,762	32,040
Accrued interest	6,808	5,022
Due to related parties	16,147	13,460
Current portion of long-term debt	1,661	1,466

Total current liabilities	248,900	247,448
Long-term debt, including $52,493 and $168,067 due to related parties	639,919	535,290
Deferred revenues	44,368	45,968
Other long-term liabilities	68,008	76,247

Total liabilities	1,001,195	904,953

Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock, 69,675 shares issued and outstanding — 2004, 68,883 shares issued and outstanding — 2003	70	23
Paid-in capital	182,082	164,751
Deferred compensation	(15,360)	—
Retained earnings	200,549	215,526
Accumulated other comprehensive loss	(57,780)	(50,834)

Total stockholders’ equity	309,561	329,466

Total liabilities and stockholders’ equity	$1,310,756	$1,234,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME
For the Six and Three Months Ended June 30, 2004 and 2003
(in thousands, except per share amounts)
Unaudited

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Operating revenues
Service and other revenues	$554,815	$409,431	$288,783	$214,834
Digital handset and accessory sales revenues	26,573	19,913	15,345	11,117

	581,388	429,344	304,128	225,951

Operating expenses
Cost of service (exclusive of depreciation included below)	145,643	100,343	78,082	54,458
Cost of digital handset and accessory sales	92,534	58,785	51,680	30,538
Selling, general and administrative	179,564	150,455	93,524	78,444
Depreciation	38,543	19,135	20,113	10,489
Amortization	20,104	18,750	9,982	9,283

	476,388	347,468	253,381	183,212

Operating income	105,000	81,876	50,747	42,739

Other income (expense)
Interest expense	(26,928)	(30,923)	(10,729)	(17,003)
Interest income	5,611	5,228	3,006	3,295
Loss on early extinguishment of debt, net (Note 4)	(79,327)	—	—	—
Foreign currency transaction (losses) gains, net	(811)	14,966	(3,707)	26,128
Other income (expense), net	1,266	(7,046)	2,483	(5,080)

	(100,189)	(17,775)	(8,947)	7,340

Income before income tax provision	4,811	64,101	41,800	50,079
Income tax provision	(19,788)	(13,045)	(16,738)	(8,442)

Net (loss) income	$(14,977)	$51,056	$25,062	$41,637

Net (loss) income per common share, basic (Note 1)	$(0.22)	$0.84	$0.36	$0.68

Net (loss) income per common share, diluted (Note 1)	$(0.22)	$0.80	$0.34	$0.65

Weighted average number of common shares outstanding, basic	69,396	60,816	69,643	61,173

Weighted average number of common shares outstanding, diluted	69,396	64,219	79,130	64,452

Comprehensive (loss) income, net of income tax
Foreign currency translation adjustment	$(6,946)	$(21,240)	$(14,211)	$(1,957)
Unrealized loss on cash flow hedge	—	(5,311)	—	(3,589)

Other comprehensive loss	(6,946)	(26,551)	(14,211)	(5,546)
Net (loss) income	(14,977)	51,056	25,062	41,637

	$(21,923)	$24,505	$10,851	$36,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2004
(in thousands)
Unaudited

						Accumulated
	Common Stock					Other
			Paid-in	Deferred	Retained	Comprehensive
	Shares	Amount	Capital	Compensation	Earnings	Loss	Total

Balance, January 1, 2004	22,961	$23	$164,751	$—	$215,526	$(50,834)	$329,466
Net loss	—	—	—	—	(14,977)	—	(14,977)
Other comprehensive loss	—	—	—	—	—	(6,946)	(6,946)
Issuance of restricted stock	—	—	16,295	(16,295)	—	—	—
Amortization of restricted stock expense	—	—	—	935	—	—	935
Stock option expense	—	—	213	—	—	—	213
Exercise of stock options	301	—	870	—	—	—	870
Common stock split	46,413	47	(47)	—	—	—	—

Balance, June 30, 2004	69,675	$70	$182,082	$(15,360)	$200,549	$(57,780)	$309,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2004 and 2003
(in thousands)
Unaudited

	2004	2003

Cash flows from operating activities
Net (loss) income	$(14,977)	$51,056
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on early extinguishment of debt, net	79,327	—
Amortization of debt financing costs and accretion of senior discount notes	5,916	12,201
Depreciation and amortization	58,647	37,885
Provision for losses on accounts receivable	2,676	5,101
Provision for losses on inventory	1,603	1,998
Foreign currency transaction losses (gains), net	811	(14,966)
Deferred income tax benefit	(7,323)	(99)
Loss on disposal of property, plant and equipment	84	43
Other, net	(112)	(29)
Change in assets and liabilities:
Accounts receivable, gross	(11,239)	(20,108)
Handset and accessory inventory, gross	(11,608)	(2,275)
Prepaid expenses and other	(2,263)	(18,501)
Other long-term assets	(6,265)	(3,083)
Accounts payable, accrued expenses and other	(5,147)	27,083
Current deferred revenue	2,722	4,235
Due to related parties	2,687	3,492
Other long-term liabilities	—	19,765
Proceeds from spectrum sharing agreement with Nextel Communications	—	9,315

Net cash provided by operating activities	95,539	113,113

Cash flows from investing activities
Capital expenditures	(111,285)	(102,037)
Purchases of short-term investments	(26,859)	—
Payments for acquisitions, purchases of licenses and other	(2,485)	(57)

Net cash used in investing activities	(140,629)	(102,094)

Cash flows from financing activities
Proceeds from stock option exercises	870	1,328
Gross proceeds from issuance of convertible notes	300,000	—
Repayments of senior secured discount notes	(211,212)	—
Repayments under long-term credit facilities and other	(72,507)	—
Repayments under capital lease and financing obligations	(963)	—
Payment of debt financing costs	(8,538)	—
Gross proceeds from towers financing transactions	9,546	66,938
Transfers to restricted cash	(4,120)	(7,810)

Net cash provided by financing activities	13,076	60,456

Effect of exchange rate changes on cash and cash equivalents	323	3,928

Net (decrease) increase in cash and cash equivalents	(31,691)	75,403
Cash and cash equivalents, beginning of period	405,406	231,161

Cash and cash equivalents, end of period	$373,715	$306,564

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

      You should read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2003 and our quarterly report on Form 10-Q for the quarter ended March 31, 2004. You should not expect results of operations of interim periods to be an indication of the results for a full year.

      The accounts of our consolidated non-U.S. operating companies are presented utilizing balances as of a date one month earlier than the accounts of our parent company, U.S. subsidiaries and our non-operating non-U.S. subsidiaries to ensure timely reporting of consolidated results. As a result, the financial position and results of operations of each of our operating companies in Mexico, Brazil, Argentina, Peru and Chile are presented as of and for the six and three months ended May 31, 2004 and 2003, respectively. In contrast, financial information relating to our parent company, U.S. subsidiaries and our non-operating non-U.S. subsidiaries is presented as of and for the six and three months ended June 30, 2004 and 2003.

      On February 26, 2004, we announced a 3-for-1 common stock split which was effected in the form of a stock dividend that was paid on March 22, 2004 to holders of record as of March 12, 2004. As a result of this stock split, we retroactively restated all historical earnings per share data included in our financial statements for the six and three months ended June 30, 2004 and 2003.

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

      Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss represents a cumulative foreign currency translation adjustment of $57.8 million as of June 30, 2004 and $50.8 million as of December 31, 2003.

      Supplemental Cash Flow Information.

	Six Months Ended
	June 30,

	2004	2003

	(in thousands)
Capital expenditures
Cash paid for capital expenditures, including capitalized interest	$111,285	$102,037
Changes in capital expenditures accrued and unpaid or financed	(12,150)	15,017

	$99,135	$117,054

Interest costs
Interest expense	$26,928	$30,923
Interest capitalized	1,109	3,513

	$28,037	$34,436

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

	Six Months Ended
	June 30,

	2004	2003

	(in thousands)
Cash paid for interest, net of amounts capitalized	$16,200	$14,091

Cash paid for income taxes	$20,453	$11,579

Cash paid for reorganization items included in operating activities	$—	$2,503

      Net (Loss) Income Per Common Share, Basic and Diluted. Basic net (loss) income per common share includes no dilution and is computed by dividing the net (loss) income by the weighted average number of common shares outstanding for the period. Diluted net (loss) income per common share reflects the potential dilution of securities that could participate in our earnings. As presented for the six months ended June 30, 2004, our basic and diluted net loss per share calculations are based on the weighted average number of common shares outstanding during the period and do not include other potential common shares, including shares issuable upon exercise of stock options and conversion of our convertible notes, since their effect would have been antidilutive to our net loss. As a result, our basic and diluted net loss per share for the six months ended June 30, 2004 are the same.

      As presented for the three months ended June 30, 2004, our calculation of diluted net income per share includes the common shares resulting from the potential conversion of our 3.5% convertible notes (see Note 4), as well as the common shares resulting from shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans. We did not include unrecognized compensation cost from our restricted stock and shares related to stock option grants which are antidilutive in our calculation of diluted earnings per share for the three months ended June 30, 2004 since the inclusion of this amount would have been antidilutive to our net income per share. In addition, we did not include the common shares resulting from the potential conversion of our 2.875% convertible notes as these notes have not met the criteria for conversion into shares of common stock.

      The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our consolidated statements of operations and comprehensive (loss) income for the three months ended June 30, 2004 and the six and three months ended June 30, 2003:

	Six Months Ended June 30, 2003

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share data)
Basic net income per share:
Net income	$51,056	60,816	$0.84

Effect of dilutive securities:
Stock options	—	3,403

Diluted net income per share:
Net income	$51,056	64,219	$0.80

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003

	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(in thousands, except per share data)
Basic net income per share:
Net income	$25,062	69,643	$0.36	$41,637	61,173	$0.68

Effect of dilutive securities:
Stock options	—	2,737		—	3,279
3.5% convertible notes	1,575	6,750		—	—

Diluted net income per share:
Net income	$26,637	79,130	$0.34	$41,637	64,452	$0.65

      Stock-Based Compensation. We currently sponsor two equity incentive plans. In addition to the 2002 Management Incentive Plan, in April 2004, our Board of Directors approved the 2004 Incentive Compensation Plan (the Plan), which provides us with the opportunity to compensate selected employees with stock options, stock appreciation rights (SAR), stock awards, performance share awards, incentive awards, and/or stock units. A stock option entitles the optionee to purchase shares of common stock from us at the specified exercise price. A SAR entitles the holder to receive the excess of the fair market value of each share of common stock encompassed by such SAR over the initial value of such share as determined on the date of grant. Stock awards consist of awards of common stock, subject to certain restrictions specified in the Plan. An award of performance shares entitles the participant to receive cash, shares of common stock, stock units, or a combination thereof if certain requirements are satisfied. An incentive award is a cash-denominated award that entitles the participant to receive a payment in cash or common stock, stock units, or a combination thereof. Stock units are awards stated with reference to a specified number of shares of common stock that entitle the holder to receive a payment for each stock unit equal to the fair market value of a share of common stock on the date of payment. All grants or awards made under the Plan are governed by written agreements between us and the participant.

      In April 2004, our Board of Directors approved grants under the Plan of 429,500 shares of restricted stock to our officers and 2.6 million stock options to the officers and other selected employees. The restricted shares fully vest after a three-year period. The stock options vest twenty-five percent per year over a four-year period. We account for these grants under the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB Opinion No. 25, compensation expense is based on the intrinsic value on the measurement date, calculated as the difference between the fair value of the common stock and the relevant exercise price. The fair value of the restricted shares on the grant date was $16.3 million, which we are amortizing on a straight-line basis over the three year vesting period. We recognized compensation expense of $0.9 million for the three months ended June 30, 2004 related to the restricted shares. Additionally, we recognized $0.2 million in stock-based employee compensation cost related to our employee stock options as a result of accelerated vesting on certain options for the three months ended June 30, 2004. No other stock-based employee compensation cost related to our employee stock options is reflected in net income as the relevant exercise price of the options issued was equal to the fair value on the date of the grant.

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

      The following table illustrates the effect on net (loss) income and net (loss) income per common share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, as amended by SFAS No. 148, to stock-based employee compensation.

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(in thousands, except per share data)
Net (loss) income, as reported	$(14,977)	$51,056	$25,062	$41,637
Add:
Stock-based employee compensation expense included in reported net income, net of related tax effects	1,148	—	1,148	—
Deduct:
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(3,498)	(361)	(3,129)	(181)

Pro forma net (loss) income	$(17,327)	$50,695	$23,081	$41,456

Net (loss) income per share:
Basic — as reported	$(0.22)	$0.84	$0.36	$0.68

Basic — pro forma	$(0.25)	$0.83	$0.33	$0.68

Diluted — as reported	$(0.22)	$0.80	$0.34	$0.65

Diluted — pro forma	$(0.25)	$0.79	$0.31	$0.64

      Reclassifications. We have reclassified some prior period amounts in the unaudited condensed consolidated financial statements to conform to our current year presentation.

      New Accounting Pronouncements. In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation, or FIN, No. 46, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 provides guidance related to identifying variable interest entities (previously known generally as special purpose entities or SPEs) and determining whether such entities should be consolidated. FIN No. 46 must be applied immediately to variable interest entities created, or interests in variable interest entities obtained, after January 31, 2003. For those variable interest entities created, or interests in variable interest entities obtained, on or before January 31, 2003, the guidance in FIN No. 46 must be applied in the first fiscal year or interim period beginning after December 15, 2003. The adoption of FIN No. 46 on January 1, 2004 did not have a material impact on our consolidated financial position, results of operations or cash flows.

      In March 2004, the Emerging Issues Task Force, or EITF, reached a final consensus on Issue No. 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share.” Issue No. 03-6 addresses a number of questions regarding the computation of earnings per share (EPS) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-6 is effective for the fiscal quarter ended June 30, 2004. The adoption of EITF 03-6 did not have a material impact on our basic or diluted earnings per share.

Note 2. Supplemental Balance Sheet Information

     Prepaid Expenses and Other. The components of our prepaid expenses and other are as follows:

	June 30,	December 31,
	2004	2003

	(in thousands)
Value added tax receivables, current	$21,181	$22,596
Advances to suppliers	7,204	8,053
Current deferred income taxes, net	956	1,930
Insurance claims	2,592	4,853
Prepaid income taxes	—	4,470
Other prepaid expenses	29,682	19,067

	$61,615	$60,969

     Accounts Payable, Accrued Expenses and Other. The components of our accounts payable, accrued expenses and other are as follows:

	June 30,	December 31,
	2004	2003

	(in thousands)
Accrued income taxes and income taxes payable	$1,119	$4,248
Accrued non-income based taxes	34,969	32,921
Accrued payroll, commissions and related items	30,978	32,816
Accrued expenses and amounts payable related to network system and information technology	42,515	40,907
Accrued capital expenditures and capital expenditure related payables	19,651	27,693
Customer deposits	14,421	11,485
Accrued tax and other contingencies	4,906	6,676
Other	40,963	38,714

	$189,522	$195,460

     Other Long-Term Liabilities. The components of our other long-term liabilities are as follows:

	June 30,	December 31,
	2004	2003

	(in thousands)
Tax and other contingencies	$56,114	$69,627
Asset retirement obligations	3,374	3,021
Capital lease obligations	3,819	—
Other long-term liabilities	4,701	3,599

	$68,008	$76,247

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

Note 3. Intangible Assets

      Our intangible assets consist of our licenses, customer base and tradename, all of which have finite useful lives, as follows:

	June 30, 2004			December 31, 2003

	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value

	(in thousands)
Amortized intangible assets:
Licenses	$139,740	$(10,692)	$129,048	$138,455	$(6,803)	$131,652
Customer base	82,910	(49,086)	33,824	83,651	(34,314)	49,337
Tradename	14,115	(1,686)	12,429	14,158	(1,171)	12,987

Total intangible assets	$236,765	$(61,464)	$175,301	$236,264	$(42,288)	$193,976

      Based solely on the carrying amount of amortized intangible assets existing as of June 30, 2004 and current exchange rates, we estimate amortization expense for each of the next five years ending December 31 to be as follows (in thousands):

Estimated
Amortization
Years	Expense

2004	$39,195
2005	28,318
2006	9,751
2007	8,796
2008	8,796

      Actual amortization expense to be reported in future periods could differ from these estimates as a result of changes in exchange rates and other relevant factors. During the six and three months ended June 30, 2004, we did not acquire, dispose of or write down any goodwill or intangible assets with indefinite useful lives.

Note 4. Debt

	June 30,	December 31,
	2004	2003

	(in thousands)
3.5% convertible notes due 2033	$180,000	$180,000
2.875% convertible notes due 2034	300,000	—
13.0% senior secured discount notes due 2009, net of unamortized discount of $14 and $52,196.	40	128,625
International equipment facility	52,493	125,000
Tower financing obligations	109,047	103,131

Total debt	641,580	536,756
Less: current portion	(1,661)	(1,466)

	$639,919	$535,290

      3.5% Convertible Notes Due 2033. Our 3.5% convertible notes due 2033, which we refer to as our 3.5% notes, are senior unsecured obligations and rank equal in right of payment with all of our other existing and

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

future senior unsecured debt. Some of our other long-term debt is secured, and therefore our 3.5% notes effectively rank junior in right of payment to our secured debt to the extent of the value of the assets securing each debt. Historically, some of our long-term debt has been secured and may be secured in the future. In addition, since we conduct all of our operations through our subsidiaries, our 3.5% notes effectively rank junior in right of payment to all liabilities of our subsidiaries. The notes bear interest at a rate of 3.5% per year, payable semi-annually in arrears and in cash on March 15 and September 15 of each year, beginning March 15, 2004. Our 3.5% notes will mature on September 15, 2033, when the entire principal balance of $180.0 million will be due.

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

      The conversion feature related to the trading price per note meets the criteria of an embedded derivative under SFAS No. 133. As a result, we are required to separate out the value of the conversion feature from the notes and record a liability on our consolidated balance sheet. As of June 30, 2004, the conversion feature had a nominal value, and therefore it did not have a material impact on our financial position or results of operations. We will continue to evaluate the materiality of the value of this conversion feature on a quarterly basis and record the resulting adjustment, if any, in our consolidated balance sheet and statement of operations.

      For the fiscal quarters ended June 30, 2004 and March 31, 2004, the closing sale price of our common stock exceeded 110% of the conversion price of $26.67 per share for at least 20 trading days in the 30 consecutive trading days ending on June 30, 2004 and March 31, 2004. As a result, the conversion contingency was met, and effective April 1, 2004, our 3.5% notes became convertible into 37.5 shares of our common stock per $1,000 principal amount of notes, or 6,750,000 aggregate common shares, at a conversion price of about $26.67 per share. As presented for the six months ended June 30, 2004, our calculation of diluted net loss per share does not include the common shares resulting from the potential conversion of our 3.5% notes since their effect would have been antidilutive to our net loss. As presented for the three months ended June 30, 2004, our calculation of diluted net income per share includes the common shares resulting from the potential conversion of our 3.5% notes.

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

      2.875% Convertible Notes Due 2034. In January 2004, we issued $250.0 million aggregate principal amount of 2.875% convertible notes due 2034, which we refer to as our 2.875% notes. In addition, we granted the initial purchaser an option to purchase up to an additional $50.0 million principal amount of 2.875% notes, which was exercised in full in February 2004. As a result, we issued an additional $50.0 million aggregate principal amount of 2.875% notes, resulting in total net proceeds of $291.6 million. Our 2.875% notes are senior unsecured obligations and rank equal in right of payment with all of our other existing and future senior unsecured debt. Some of our other long-term debt is secured, and therefore our 2.875% notes effectively rank junior in right of payment to our secured debt to the extent of the value of the assets securing each debt. Historically, some of our long-term debt has been secured and may be secured in the future. In addition, since we conduct all of our operations through our subsidiaries, our 2.875% notes effectively rank junior in right of payment to all liabilities of our subsidiaries. The 2.875% notes bear interest at a rate of 2.875% per year, payable semi-annually in arrears and in cash on February 1 and August 1 of each year, beginning August 1, 2004. The 2.875% notes will mature on February 1, 2034, when the entire principal balance of $300.0 million will be due.

      The noteholders have the right to require us to repurchase the 2.875% notes on February 1 of 2011, 2014, 2019, 2024 and 2029 at a repurchase price equal to 100% of the principal amount, plus any accrued and unpaid interest up to but excluding the repurchase date. In addition, if a fundamental change or termination of trading, as defined, occurs prior to maturity, the noteholders have a right to require us to repurchase all or part of the notes at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest.

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

      We have the option to satisfy the conversion of the 2.875% notes in shares of our common stock, in cash or a combination of both.

      The conversion feature related to the trading price per note meets the criteria of an embedded derivative under SFAS No. 133. As a result, we are required to separate out the value of the conversion feature from the notes and record a liability on our consolidated balance sheet. As of June 30, 2004, the conversion feature had a nominal value, and therefore it did not have a material impact on our financial position or results of operations. We will continue to evaluate the materiality of the value of this conversion feature on a quarterly basis and record the resulting adjustment, if any, in our consolidated balance sheet and statement of operations.

      As of June 30, 2004, our 2.875% convertible notes did not meet any of the criteria necessary for conversion into shares of our common stock.

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

      Prior to February 7, 2011, the 2.875% notes are not redeemable. On or after February 7, 2011, we may redeem for cash some or all of the 2.875% notes, at any time and from time to time, upon at least 30 days’ notice for a price equal to 100% of the principal amount of the 2.875% notes to be redeemed plus any accrued and unpaid interest up to but excluding the redemption date.

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

      Repurchase and Defeasance of 13.0% Senior Secured Discount Notes. In March 2004, NII Holdings (Cayman), Ltd. (NII Cayman), one of our wholly-owned subsidiaries, retired substantially all of its $180.8 million aggregate principal amount 13.0% senior secured discount notes due 2009 through a cash tender offer, resulting in about a $79.3 million pre-tax loss, including a $47.2 million write-off of the unamortized discount and $2.3 million in charges representing the write-off of debt financing costs and the payment of transaction costs. NII Cayman financed this tender offer with intercompany loans from NII Holdings and cash on hand. We used a portion of our proceeds from the issuance of our 2.875% notes to fund these intercompany loans to NII Cayman. For the six months ended June 30, 2004, the basic and diluted loss per share amount resulting from the loss on the early extinguishment of our 13.0% senior secured discount notes was $1.14.

      Subsequent to the end of the second quarter of 2004, in July 2004, the trustee for our 13.0% senior secured discount notes due 2009 released its security interests in the underlying collateral, and the remaining amount under these notes was defeased. As a result, our assets are no longer encumbered under these notes.

      Repayment of International Equipment Facility. In February 2004, in compliance with our international equipment facility credit agreement, we prepaid, at face value, $72.5 million of the $125.0 million in outstanding principal and related accrued interest of $0.4 million. We did not realize a gain or loss on this prepayment.

      Subsequent to the end of the second quarter of 2004, in July 2004, we paid the remaining $52.6 million in outstanding principal and related accrued interest under our international equipment facility. Under the terms of the international equipment facility and related agreements, Motorola Credit Corporation was a secured creditor and held senior liens on substantially all of our assets, as well as the assets of our various foreign and domestic subsidiaries and affiliates. As a result of the pay-off of this facility, Motorola Credit Corporation released its liens on these assets, all restrictive covenants under this facility were terminated and all obligations under this facility were discharged. We did not recognize any gain or loss as a result of either of these transactions.

      Tower Financing Obligations. During the six and three months ended June 30, 2004 and 2003, Nextel Mexico and Nextel Brazil sold communications towers as follows:

	Six Months Ended June 30,				Three Months Ended June 30,

	2004		2003		2004		2003

	Towers	Proceeds	Towers	Proceeds	Towers	Proceeds	Towers	Proceeds

Nextel Mexico	35	$6,622	301	$56,138	12	$2,244	78	$14,609
Nextel Brazil	22	2,924	80	10,800	7	867	16	2,160

Total	57	$9,546	381	$66,938	19	$3,111	94	$16,769

      Subsequent to the end of the second quarter of 2004, Nextel Mexico sold an additional 6 towers for $1.1 million in proceeds and Nextel Brazil sold an additional 4 towers for $0.4 million in proceeds.

      We account for these tower sales as financing arrangements and, as such, maintain the tower assets on our balance sheet and continue to depreciate them. We recognize the proceeds received as financing obligations that will be repaid through monthly rent payments. To the extent that American Tower leases space on these communication towers to third party companies, our base rent and ground rent related to the towers leased are reduced. We recognize ground rent payments as operating expenses in cost of service and tower base rent payments as interest expense and a reduction in the financing obligation using the effective interest method. In addition, we recognize co-location rent payments made by the third party lessees to

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

American Tower as other operating revenues because we are maintaining the tower assets on our balance sheet. During the six months ended June 30, 2004, we recognized $4.5 million in other operating revenues related to these co-location lease arrangements, a portion of which was recognized as interest expense.

      On January 1, 2004, we executed a binding term sheet with American Tower whereby both parties agreed to make certain amendments to the sale-leaseback agreement with respect to the construction and/or the acquisition by American Tower of any new towers to be constructed or purchased by our Mexican and our Brazilian operating companies. The most significant of such amendments provides for: the elimination of minimum purchase and construction commitments; the establishment of new purchase commitments for the following four years, subject to certain collocation conditions; the extension for an additional four years, subject to certain conditions and limitations, of the right of American Tower to market for collocation existing and new towers; and the reduction of the monthly rent payments, as well as the purchase price, of any existing towers not previously purchased or identified for purchase and of any new sites built.

Note 5. Contingencies

      Brazilian Contingencies. Nextel Brazil has received tax assessment notices from state and federal Brazilian tax authorities asserting deficiencies in tax payments related primarily to value added taxes and import duties based on the classification of equipment and services. Nextel Brazil has filed various petitions disputing these assessments. In some cases Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases Nextel Brazil’s petitions have been denied and Nextel Brazil is currently appealing those decisions. Nextel Brazil is also disputing certain non-tax related claims. Nextel Brazil believes it has appropriately accrued for probable losses related to tax and non-tax matters in accordance with SFAS No. 5, “Accounting for Contingencies.” As a result of ongoing analysis, further consultations with external legal counsel, expirations of the statute of limitations and settlements of certain matters during the first and second quarters of 2004, Nextel Brazil reversed $4.3 million and $10.2 million in accrued liabilities, of which $2.5 million and $6.8 million, respectively, were recorded as reductions to operating expenses. We currently estimate the range of possible losses related to tax and non-tax matters for which we have not accrued liabilities to be between $34.0 million and $38.0 million. From time to time, Nextel Brazil may also receive additional tax assessments or claim notices of a similar nature. We are continuing to evaluate the likelihood of possible losses, if any, related to all known tax and non-tax contingencies. As a result, future increases or decreases to our accrued contingencies may be necessary. As of June 30, 2004, Nextel Brazil had accrued liabilities of $35.1 million related to tax and non-tax contingencies.

      Legal Proceedings. We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

Note 6. Income Taxes

      We assessed the realizability of certain deferred tax assets during the first and second quarters of 2004, consistent with the methodology used during 2003. Our assessment considered the reversal of existing deferred tax asset temporary differences, projected future taxable income, tax planning strategies and historical and future book income adjusted for permanent book to tax differences. As a result, during the first quarter of 2004, we reversed $13.6 million of the deferred tax asset valuation allowance related to the future realization of deferred tax assets beyond 2004 with respect to certain of our operations in Mexico. This resulted in a tax benefit that reduced our consolidated income tax provision for the six months ended June 30, 2004. We did not reverse any additional deferred tax asset valuation allowance related to future realization of deferred tax assets beyond 2004 during the second quarter of 2004. We will continue to evaluate the deferred tax asset valuation

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

allowance balances in all of our foreign operating companies and in our U.S. companies throughout 2004 to determine the appropriate level of valuation reserves. If our operations in Mexico and Argentina continue to demonstrate profitability, we will likely record additional tax benefits for these markets during 2004. The estimated amount of these additional tax benefits could range from $100.0 million to $120.0 million. At this time, we do not expect to record additional tax benefits in Peru due to the likelihood that Nextel Peru’s net operating losses will expire prior to utilization.

Note 7. Segment Reporting

      We operate in four reportable segments: (1) Mexico, (2) Brazil, (3) Argentina and (4) Peru. The operations of all other businesses that fall below the segment reporting thresholds are included in the “Corporate and other” segment below. This segment includes our Chilean operating companies, our corporate operations in the U.S. and our Cayman entity that issued our senior secured discount notes. We evaluate the performance of these segments and provide resources to them based on operating income before depreciation and amortization, which we refer to as segment earnings. We allocate corporate overhead costs to some of our subsidiaries. The segment information below does not reflect any allocations of corporate overhead costs because the amounts of these expenses are not provided to or used by our chief operating decision maker in making operating decisions related to these segments.

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated

	(in thousands)
Six Months Ended June 30, 2004
Operating revenues	$359,172	$91,801	$83,454	$46,427	$793	$(259)	$581,388

Segment earnings (losses)	$152,834	$8,201	$19,884	$8,217	$(25,489)	$—	$163,647
Depreciation and amortization	(45,267)	(5,929)	(3,942)	(3,240)	(480)	211	(58,647)

Operating income (loss)	107,567	2,272	15,942	4,977	(25,969)	211	105,000
Interest expense	(9,145)	(4,950)	(40)	(111)	(12,698)	16	(26,928)
Interest income	1,215	1,804	212	837	1,559	(16)	5,611
Loss on early extinguishment of debt, net	—	—	—	—	(79,327)	—	(79,327)
Foreign currency transaction gains (losses), net	161	(488)	(487)	11	(8)	—	(811)
Other (expense) income, net	(740)	1,875	356	(4)	(221)	—	1,266

Income (loss) before income tax	$99,058	$513	$15,983	$5,710	$(116,664)	$211	$4,811

Capital expenditures	$53,579	$17,417	$15,551	$10,811	$1,777	$—	$99,135

Six Months Ended June 30, 2003
Operating revenues	$264,610	$68,767	$49,091	$46,376	$767	$(267)	$429,344

Segment earnings (losses)	$106,505	$6,183	$13,459	$10,537	$(16,923)	$—	$119,761
Depreciation and amortization	(33,386)	(1,368)	(1,313)	(1,863)	(236)	281	(37,885)

Operating income (loss)	73,119	4,815	12,146	8,674	(17,159)	281	81,876
Interest expense	(8,218)	(5,688)	(46)	(1,021)	(16,458)	508	(30,923)
Interest income	1,317	2,152	326	511	1,430	(508)	5,228
Foreign currency transaction (losses) gains, net	(6,496)	21,895	(510)	89	(12)	—	14,966
Other (expense) income, net	(568)	(2,939)	8,281	(867)	(7,462)	(3,491)	(7,046)

Income (loss) before income tax	$59,154	$20,235	$20,197	$7,386	$(39,661)	$(3,210)	$64,101

Capital expenditures	$90,153	$8,397	$7,512	$9,189	$1,803	$—	$117,054

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated

	(in thousands)
Three Months Ended June 30, 2004
Operating revenues	$186,209	$48,607	$45,765	$23,281	$386	$(120)	$304,128

Segment earnings (losses)	$77,161	$4,694	$9,864	$4,026	$(14,903)	$—	$80,842
Depreciation and amortization	(22,892)	(3,149)	(2,197)	(1,699)	(263)	105	(30,095)

Operating income (loss)	54,269	1,545	7,667	2,327	(15,166)	105	50,747
Interest expense	(3,958)	(2,287)	(32)	(28)	(4,434)	10	(10,729)
Interest income	529	881	107	796	703	(10)	3,006
Foreign currency transaction (losses) gains, net	(3,336)	(526)	155	5	(5)	—	(3,707)
Other (expense) income, net	(186)	2,416	342	—	(89)	—	2,483

Income (loss) before income tax	$47,318	$2,029	$8,239	$3,100	$(18,991)	$105	$41,800

Capital expenditures	$28,786	$8,371	$7,319	$5,565	$871	$—	$50,912

Three Months Ended June 30, 2003
Operating revenues	$138,176	$35,093	$28,756	$23,683	$377	$(134)	$225,951

Segment earnings (losses)	$56,444	$2,698	$6,995	$4,884	$(8,510)	$—	$62,511
Depreciation and amortization	(17,372)	(812)	(722)	(1,020)	(127)	281	(19,772)

Operating income (loss)	39,072	1,886	6,273	3,864	(8,637)	281	42,739
Interest expense	(4,563)	(3,457)	(46)	(486)	(8,670)	219	(17,003)
Interest income	566	1,548	230	504	666	(219)	3,295
Foreign currency transaction gains (losses), net	7,793	19,761	(1,394)	(37)	5	—	26,128
Other (expense) income, net	(744)	(2,868)	1,089	(792)	(384)	(1,381)	(5,080)

Income (loss) before income tax	$42,124	$16,870	$6,152	$3,053	$(17,020)	$(1,100)	$50,079

Capital expenditures	$41,266	$3,713	$3,666	$3,261	$918	$—	$52,824

June 30, 2004
Property, plant and equipment, net	$301,280	$47,541	$39,425	$33,696	$3,901	$(1,407)	$424,436

Identifiable assets	$730,163	$138,274	$116,872	$82,810	$244,044	$(1,407)	$1,310,756

December 31, 2003
Property, plant and equipment, net	$277,739	$38,320	$25,313	$26,205	$2,602	$(1,618)	$368,561

Identifiable assets	$728,347	$137,004	$81,322	$96,870	$192,494	$(1,618)	$1,234,419

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

Note 8. Condensed Consolidating Financial Information

      We allocate corporate overhead costs to some of our subsidiaries. The condensed consolidating financial information below reflects the impact of our allocations as increases to selling, general and administrative expenses of the guarantor and non-guarantor subsidiaries and corresponding decreases to the selling, general and administrative expenses of NII Holdings, Inc.

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2004
(in thousands)
Unaudited

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)(1)	Subsidiaries(2)	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$149,518	$97,336	$94,546	$32,315	$—	$373,715
Short-term investments	—	26,859	—	—	—	26,859
Accounts receivable, net	145	73	109,876	19,095	—	129,189
Handset and accessory inventory, net	—	—	22,550	8,765	—	31,315
Prepaid expenses and other	79	—	51,966	9,570	—	61,615

Total current assets	149,742	124,268	278,938	69,745	—	622,693
Property, plant and equipment, net	—	—	384,822	39,614	—	424,436
Investments in and advances to affiliates	638,784	207,004	142,171	2,917	(990,876)	—
Intangible assets, net	—	—	33,457	141,844	—	175,301
Deferred income taxes, net	—	—	40,935	3,655	—	44,590
Other assets	16,865	—	19,012	7,859	—	43,736

	$805,391	$331,272	$899,335	$265,634	$(990,876)	$1,310,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, accrued expenses and other	$—	$266	$147,280	$41,976	$—	$189,522
Deferred revenues	—	—	31,272	3,490	—	34,762
Accrued interest	5,431	—	1,377	—	—	6,808
Due to related parties	—	269,965	210,761	20,511	(485,090)	16,147
Current portion of long-term debt	—	—	1,661	—	—	1,661

Total current liabilities	5,431	270,231	392,351	65,977	(485,090)	248,900
Long-term debt	480,000	40	159,879	—	—	639,919
Deferred revenues	—	—	44,368	—	—	44,368
Other long-term liabilities	10,399	—	56,611	998	—	68,008

Total liabilities	495,830	270,271	653,209	66,975	(485,090)	1,001,195

Total stockholders’ equity	309,561	61,001	246,126	198,659	(505,786)	309,561

	$805,391	$331,272	$899,335	$265,634	$(990,876)	$1,310,756

(1)	NII Holdings (Cayman), Ltd. is the issuer of our senior secured discount notes due 2009. See Note 4.

(2)	Represents our subsidiaries that have provided guarantees of the obligations of NII Holdings (Cayman), Ltd. under our senior secured discount notes due 2009. See Note 4.

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2004
(in thousands)
Unaudited

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$497,333	$216,605	$(132,550)	$581,388

Operating expenses
Cost of revenues (exclusive of depreciation included below)	—	—	195,576	42,793	(192)	238,177
Selling, general and administrative	3,992	—	144,983	145,022	(114,433)	179,564
Depreciation	—	—	34,993	3,550	—	38,543
Amortization	—	—	16,785	3,319	—	20,104

	3,992	—	392,337	194,684	(114,625)	476,388

Operating (loss) income	(3,992)	—	104,996	21,921	(17,925)	105,000

Other income (expense)
Interest expense	(7,740)	(4,933)	(13,273)	(982)	—	(26,928)
Interest income	929	613	3,681	388	—	5,611
Loss on early extinguishment of debt, net	—	(79,327)	—	—	—	(79,327)
Foreign currency transaction losses, net	—	—	(317)	(494)	—	(811)
Equity in (losses) income of affiliates	(4,171)	14,524	12,162	—	(22,515)	—
Other (expense) income, net	(2)	(344)	1,437	175	—	1,266

	(10,984)	(69,467)	3,690	(913)	(22,515)	(100,189)

(Loss) income before income tax provision	(14,976)	(69,467)	108,686	21,008	(40,440)	4,811
Income tax provision	(1)	—	(18,711)	(1,076)	—	(19,788)

Net (loss) income	$(14,977)	$(69,467)	$89,975	$19,932	$(40,440)	$(14,977)

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2004
(in thousands)
Unaudited

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$258,070	$104,263	$(58,205)	$304,128

Operating expenses
Cost of revenues (exclusive of depreciation included below)	—	—	104,644	25,212	(94)	129,762
Selling, general and administrative	1,659	—	75,607	66,767	(50,509)	93,524
Depreciation	—	—	18,114	1,999	—	20,113
Amortization	—	—	8,328	1,654	—	9,982

	1,659	—	206,693	95,632	(50,603)	253,381

Operating (loss) income	(1,659)	—	51,377	8,631	(7,602)	50,747

Other income (expense)
Interest expense	(4,317)	(92)	(5,843)	(477)	—	(10,729)
Interest income	381	312	2,113	200	—	3,006
Foreign currency transaction (losses) gains, net	—	—	(3,858)	151	—	(3,707)
Equity in income of affiliates	30,659	7,511	6,425	—	(44,595)	—
Other (expense) income, net	(2)	(218)	2,397	306	—	2,483

	26,721	7,513	1,234	180	(44,595)	(8,947)

Income before income tax (provision) benefit	25,062	7,513	52,611	8,811	(52,197)	41,800
Income tax (provision) benefit	—	—	(17,881)	1,143	—	(16,738)

Net income	$25,062	$7,513	$34,730	$9,954	$(52,197)	$25,062

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2004
(in thousands)
Unaudited

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents, beginning of period	$108,688	$123,730	$137,931	$35,057	$—	$405,406
Cash flows (used in) from operating activities	(34,548)	465	116,227	13,395	—	95,539
Cash flows used in investing activities	(1,622)	(26,859)	(96,503)	(17,267)	1,622	(140,629)
Cash flows from (used in) financing activities	77,000	—	(63,401)	1,099	(1,622)	13,076
Effect of exchange rate changes on cash and cash equivalents	—	—	292	31	—	323

Cash and cash equivalents, end of period	$149,518	$97,336	$94,546	$32,315	$—	$373,715

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

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2003
(in thousands)
Unaudited

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$373,230	$56,317	$(203)	$429,344

Operating expenses
Cost of revenues (exclusive of depreciation included below)	—	—	139,365	19,966	(203)	159,128
Selling, general and administrative	15,291	—	110,530	24,634	—	150,455
Depreciation	188	—	17,931	1,016	—	19,135
Amortization	—	—	16,078	2,672	—	18,750

	15,479	—	283,904	48,288	(203)	347,468

Operating (loss) income	(15,479)	—	89,326	8,029	—	81,876

Other income (expense)
Interest expense	—	(14,985)	(15,426)	(779)	267	(30,923)
Interest income	128	738	4,063	566	(267)	5,228
Foreign currency transaction gains (losses), net	—	—	15,487	(521)	—	14,966
Equity in income (losses) of affiliates	66,792	18,653	(3,376)	—	(82,069)	—
Other (expense) income, net	(363)	—	(7,799)	1,116	—	(7,046)

	66,557	4,406	(7,051)	382	(82,069)	(17,775)

Income before income tax provision	51,078	4,406	82,275	8,411	(82,069)	64,101
Income tax provision	(22)	—	(12,373)	(650)	—	(13,045)

Net income	$51,056	$4,406	$69,902	$7,761	$(82,069)	$51,056

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2003
(in thousands)
Unaudited

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$194,773	$31,283	$(105)	$225,951

Operating expenses
Cost of revenues (exclusive of depreciation included below)	—	—	71,961	13,140	(105)	84,996
Selling, general and administrative	7,636	—	58,130	12,678	—	78,444
Depreciation	113	—	9,798	578	—	10,489
Amortization	—	—	8,186	1,097	—	9,283

	7,749	—	148,075	27,493	(105)	183,212

Operating (loss) income	(7,749)	—	46,698	3,790	—	42,739

Other income (expense)
Interest expense	—	(7,970)	(8,679)	(386)	32	(17,003)
Interest income	92	355	2,534	346	(32)	3,295
Foreign currency transaction gains (losses), net	—	—	27,516	(1,388)	—	26,128
Equity in income (losses) of affiliates	49,657	21,994	(1,951)	—	(69,700)	—
Other (expense) income, net	(363)	—	(5,909)	1,192	—	(5,080)

	49,386	14,379	13,511	(236)	(69,700)	7,340

Income before income tax provision	41,637	14,379	60,209	3,554	(69,700)	50,079
Income tax provision	—	—	(8,261)	(181)	—	(8,442)

Net income	$41,637	$14,379	$51,948	$3,373	$(69,700)	$41,637

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2003
(in thousands)
Unaudited

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents, beginning of period	$9,811	$122,499	$81,156	$17,695	$—	$231,161
Cash flows (used in) from operating activities	(19,179)	626	115,477	16,189	—	113,113
Cash flows used in investing activities	(1,943)	—	(98,251)	(5,912)	4,012	(102,094)
Cash flows from financing activities	19,051	—	43,806	1,611	(4,012)	60,456
Effect of exchange rate changes on cash and cash equivalents	—	—	1,053	2,875	—	3,928

Cash and cash equivalents, end of period	$7,740	$123,125	$143,241	$32,458	$—	$306,564

9.     Subsequent Events

      Mexican Taxes. During the second quarter of 2004, the Mexican tax authorities issued a technical description of their position on their official website regarding specific transactions which they consider harmful and illegal. One such transaction relates to current Mexican tax law that allows a taxpayer to deduct from the basis of property amounts not previously deducted when assets are sold. However, the tax authorities have not yet amended the law currently permitting the use of this deduction or other specifically mentioned transactions. Our Mexican operations included a deduction with respect to the aforementioned transaction in their 2002 and 2003 Mexican income tax filings.

      As a result of the Mexican tax authority’s current interpretation regarding this matter, and potential sanctions against Nextel Mexico, the Mexican operating companies affected by this potential disallowance amended their 2002 and 2003 income tax returns during the third quarter of 2004 to reflect the reversal of these deductions. The relevant Nextel Mexico companies immediately initiated the process of recovering these amounts. We have received three independent third party Mexican legal opinions supporting the tax position taken in 2002 and 2003, which conclude that it is probable that the tax positions will be sustained. Based on these opinions, we will not reverse the prior year benefits of approximately $14.0 million in our financial statements as a result of applying this tax law.

      Additionally, we have included a deferred tax benefit of $1.4 million in our 2004 income tax provision related to this item, which is consistent with the position that the amount should be a supportable deduction based on current Mexican tax law.

      New Director. On July 28, 2004, following nomination by the Nominating Committee of our Board of Directors, George A. Cope, President and Chief Executive Officer of Telus Mobility, was elected by our Board of Directors to fill a vacancy as a Class III director whose term of office will continue until the 2006 Annual Meeting of Shareholders.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction	30
Critical Accounting Policies and Estimates	30
Business Overview	30
Recent Developments	31
Ratio of Earnings to Fixed Charges	32
Results of Operations	33
a. Consolidated	34
b. Nextel Mexico	39
c. Nextel Brazil	43
d. Nextel Argentina	46
e. Nextel Peru	49
f. Corporate and other	51
Liquidity and Capital Resources	52
Future Capital Needs and Resources	53
Forward Looking Statements	55
Effect of New Accounting Standards	56

Introduction

      The following is a discussion and analysis of:

•	our consolidated financial condition and results of operations for the six- and three-month periods ended June 30, 2004 and 2003; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.

      You should read this discussion in conjunction with our 2003 annual report on Form 10-K, including, but not limited to, the discussion regarding our critical accounting judgments, as described below and our quarterly report on Form 10-Q for the quarter ended March 31, 2004. Historical results may not indicate future performance. See “Forward Looking Statements” for risks and uncertainties that may impact our future performance.

      We present the accounts of our consolidated foreign operating companies utilizing accounts as of a date one month earlier than the accounts of our parent company, our U.S. subsidiaries and our non-operating non-U.S. subsidiaries to ensure timely reporting of consolidated results. As a result, the financial position and results of operations of each of our operating companies in Mexico, Brazil, Argentina, Peru and Chile are presented as of and for the six and three months ended May 31, 2004 and 2003, respectively. In contrast, financial information relating to our parent company, our U.S. subsidiaries and our non-operating non-U.S. subsidiaries is presented as of and for the six and three months ended June 30, 2004 and 2003.

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

Business Overview

      We provide digital wireless communication services targeted at meeting the needs of business customers through operating companies located in selected Latin American markets. Our principal operations are in major business centers and related transportation corridors of Mexico, Brazil, Argentina and Peru. We also provide analog specialized mobile radio services in Mexico, Brazil and Peru, as well as in Chile. We refer to our operating companies by the countries in which they operate, such as Nextel Mexico, Nextel Brazil, Nextel Argentina, Nextel Peru and Nextel Chile. Our markets are generally characterized by high population densities and, we believe, a concentration of each country’s business users and economic activity. In addition, vehicle traffic congestion, low landline penetration and unreliability of the land-based telecommunications infrastructure encourage the use of mobile wireless communications services in these areas.

      We use a transmission technology called integrated digital enhanced network, or iDEN®, developed by Motorola, Inc., to provide our digital mobile services on 800 MHz spectrum holdings in all of our digital markets. This technology allows us to use our spectrum more efficiently and offer multiple digital wireless services integrated on one digital handset device. We are designing our digital mobile networks to support multiple digital wireless services, including:

•	digital mobile telephone service, including advanced calling features such as speakerphone, conference calling, voice-mail, call forwarding and additional line service;

•	Nextel Direct ConnectSM service, which allows subscribers anywhere on our network to talk to each other instantly, on a “push-to-talk” basis, on a private one-to-one call or on a group call;

•	International Direct ConnectSM service, in partnership with Nextel Communications and Nextel Partners, which allows subscribers to communicate instantly across national borders with our subscribers in Mexico, Brazil, Argentina and Peru and with Nextel Communications and Nextel Partners subscribers in the United States;

•	Internet services, mobile messaging services, e-mail and advanced Java™ enabled business applications, which are marketed as “Nextel OnlineSM” services; and

•	international roaming capabilities, which are marketed as “Nextel WorldwideSM.”

      The table below provides an overview of our total digital handsets in commercial service in the countries indicated as of June 30, 2004 and 2003. For purposes of the table, digital handsets in commercial service represent all digital handsets in use by our customers on the digital mobile networks in each of the listed countries.

	Total Digital
	Handsets In
	Commercial Service

	June 30,	June 30,
Country	2004	2003

	(in thousands)
Mexico	753	581
Brazil	424	369
Argentina	322	238
Peru	165	140

Total	1,664	1,328

Recent Developments

      Repurchase and Defeasance of 13.0% Senior Secured Discount Notes. On March 8, 2004, NII Holdings (Cayman), Ltd. (NII Cayman), one of our wholly-owned subsidiaries, retired substantially all of its $180.8 million aggregate principal amount 13.0% senior secured discount notes due 2009 through a cash tender offer, resulting in a $79.3 million pre-tax loss, including a $47.2 million write-off of the unamortized discount and $2.3 million in charges representing the write-off of debt financing costs and the payment of transaction costs. NII Cayman financed this tender offer with intercompany loans from NII Holdings and cash on hand. We used a portion of our proceeds from the issuance of our 2.875% convertible notes to fund these intercompany loans to NII Cayman.

      Subsequent to the end of the second quarter of 2004, in July 2004, the trustee for our 13.0% senior secured discount notes due 2009 released its security interests in the underlying collateral, and the remaining amount under these notes was defeased. As a result, our assets are no longer encumbered under these notes.

      Repayment of International Equipment Facility. In February 2004, in compliance with our international equipment facility credit agreement, we prepaid, at face value, $72.5 million of the $125.0 million in outstanding principal and related accrued interest of $0.4 million. We did not realize a gain or loss on this prepayment.

      Subsequent to the end of the second quarter of 2004, in July 2004, we paid the remaining $52.6 million in outstanding principal and related accrued interest under our international equipment facility. Under the terms of the international equipment facility and related agreements, Motorola Credit Corporation was a secured creditor and held senior liens on substantially all of our assets, as well as the assets of our various foreign and domestic subsidiaries and affiliates. As a result of the pay-off of this facility, Motorola Credit Corporation released its liens on these assets, and all restrictive covenants under this facility were terminated and all obligations under this facility were discharged. We did not recognize any gain or loss as a result of either of these transactions.

      Stock Split. On February 26, 2004, we announced a 3-for-1 common stock split which was effected in the form of a stock dividend that was paid on March 22, 2004 to holders of record as of March 12, 2004.

      Income Taxes. We assessed the realizability of certain deferred tax assets during the first and second quarters of 2004, consistent with the methodology used during 2003. Our assessment considered the reversal of existing deferred tax asset temporary differences, projected future taxable income, tax planning strategies and historical and future book income adjusted for permanent book to tax differences. As a result, during the first quarter of 2004, we reversed $13.6 million of the deferred tax asset valuation allowance related to the future realization of deferred tax assets beyond 2004 with respect to certain of our operations in Mexico. This resulted in a tax benefit that reduced our consolidated income tax provision for the six months ended June 30, 2004. We did not reverse any additional deferred tax asset valuation allowance related to future realization of deferred tax assets beyond 2004 during the second quarter of 2004. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our foreign operating companies and in our U.S. companies throughout 2004 to determine the appropriate level of valuation reserves. If our operations in Mexico and Argentina continue to demonstrate profitability, we will likely record additional tax benefits for these markets during 2004. The estimated amount of these additional tax benefits could range from $100.0 million to $120.0 million. At this time, we do not expect to record additional tax benefits in Peru due to the likelihood that Peru’s net operating losses will expire prior to utilization.

Ratio of Earnings to Fixed Charges

Three Months Ended
June 30,

2004	2003

3.76x	3.25x

      For the purpose of computing the ratio of earnings to fixed charges, earnings consist of income from continuing operations before income taxes plus fixed charges and amortization of capitalized interest less capitalized interest, equity in (losses) gains of unconsolidated affiliates and minority interest in losses of subsidiaries. Fixed charges consist of:

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

      Selling and marketing expenses include all of the expenses related to acquiring customers, excluding the cost of digital handset sales.

      General and administrative expenses include expenses related to billing, customer care, corrections including bad debt, management information systems and corporate overhead.

a.     Consolidated

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	June 30,	Operating	June 30,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	(dollars in thousands)
Six Months Ended
Operating revenues
Service and other revenues	$554,815	95%	$409,431	95%	$145,384	36%
Digital handset and accessory sales revenues	26,573	5%	19,913	5%	6,660	33%

	581,388	100%	429,344	100%	152,044	35%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(145,643)	(25)%	(100,343)	(23)%	(45,300)	45%
Cost of digital handset and accessory sales	(92,534)	(16)%	(58,785)	(14)%	(33,749)	57%

	(238,177)	(41)%	(159,128)	(37)%	(79,049)	50%
Selling and marketing expenses	(73,902)	(13)%	(57,092)	(13)%	(16,810)	29%
General and administrative expenses	(105,662)	(18)%	(93,363)	(22)%	(12,299)	13%
Depreciation and amortization	(58,647)	(10)%	(37,885)	(9)%	(20,762)	55%

Operating income	105,000	18%	81,876	19%	23,124	28%
Interest expense	(26,928)	(5)%	(30,923)	(7)%	3,995	(13)%
Interest income	5,611	1%	5,228	1%	383	7%
Loss on early extinguishment of debt, net	(79,327)	(13)%	—	—	(79,327)	NM
Foreign currency transaction (losses) gains, net	(811)	—	14,966	3%	(15,777)	(105)%
Other income (expense), net	1,266	—	(7,046)	(1)%	8,312	118%

Income before income tax provision	4,811	1%	64,101	15%	(59,290)	(92)%
Income tax provision	(19,788)	(4)%	(13,045)	(3)%	(6,743)	52%

Net (loss) income	$(14,977)	(3)%	$51,056	12%	$(66,033)	(129)%

Three Months Ended
Operating revenues
Service and other revenues	$288,783	95%	$214,834	95%	$73,949	34%
Digital handset and accessory sales revenues	15,345	5%	11,117	5%	4,228	38%

	304,128	100%	225,951	100%	78,177	35%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(78,082)	(26)%	(54,458)	(24)%	(23,624)	43%
Cost of digital handset and accessory sales	(51,680)	(17)%	(30,538)	(14)%	(21,142)	69%

	(129,762)	(43)%	(84,996)	(38)%	(44,766)	53%
Selling and marketing expenses	(39,990)	(13)%	(29,750)	(13)%	(10,240)	34%
General and administrative expenses	(53,534)	(17)%	(48,694)	(21)%	(4,840)	10%
Depreciation and amortization	(30,095)	(10)%	(19,772)	(9)%	(10,323)	52%

Operating income	50,747	17%	42,739	19%	8,008	19%
Interest expense	(10,729)	(4)%	(17,003)	(8)%	6,274	(37)%
Interest income	3,006	1%	3,295	1%	(289)	(9)%
Foreign currency transaction (losses) gains, net	(3,707)	(1)%	26,128	12%	(29,835)	(114)%
Other income (expense), net	2,483	1%	(5,080)	(2)%	7,563	(149)%

Income before income tax provision	41,800	14%	50,079	22%	(8,279)	(17)%
Income tax provision	(16,738)	(6)%	(8,442)	(4)%	(8,296)	98%

Net income	$25,062	8%	$41,637	18%	$(16,575)	(40)%

NM-Not Meaningful

1. Operating revenues

      The $152.0 million, or 35%, and $78.2 million, or 35%, increases in consolidated operating revenues from the six and three months ended June 30, 2003 to the six and three months ended June 30, 2004 are primarily due to $145.4 million, or 36%, and $73.9 million, or 34%, increases in service and other revenues resulting from 20% and 22% increases in average digital subscribers caused by increases in handset sales and lower customer turnover. Also contributing to this increase were increases in average consolidated U.S. dollar-based revenues per handset caused by higher access charges and higher revenue generated from service agreements between mobile carriers, despite the depreciation of the Mexican peso. These increases are also the result of the recognition of $21.0 million and $11.5 million in revenues related to handset insurance programs, $7.1 million and $3.4 million increases in roaming revenues and the recognition of $4.5 million and $2.3 million in revenues earned by Nextel Mexico and Nextel Brazil related to the co-location of third party tenants on their communication towers.

      The $6.7 million, or 33%, and $4.2 million, or 38%, increases in digital handset and accessory sales revenues from the six and three months ended June 30, 2003 to the six and three months ended June 30, 2004 are largely due to increases in consolidated handset sales of 32% and 38%, respectively, and more handset upgrades provided to current customers.

2. Cost of revenues

      The $45.3 million, or 45%, and $23.6 million, or 43%, increases in consolidated cost of service from the six and three months ended June 30, 2003 to the six and three months ended June 30, 2004 are principally due to the following:

•	$25.0 million, or 46%, and $11.6 million, or 38%, increases in interconnect costs mainly resulting from 34% increases in consolidated minutes of use for the six-month and three-month periods ended June 30, 2004 from the same periods last year (due to the 20% and 22% increases in the consolidated customer base) and higher interconnect rates primarily in Brazil and Argentina;

•	$10.8 million, or 147%, and $7.0 million, or 159%, increases in service and repair costs related to increased claims under our handset insurance programs in place in all of our markets; and

•	$7.3 million, or 20%, and $2.7 million, or 15%, increases in consolidated direct switch and transmitter and receiver site costs primarily due to a 14% increase in transmitter and receiver sites in service from June 30, 2003 to June 30, 2004.

3. Selling and marketing expenses

      The $16.8 million, or 29%, increase in selling and marketing costs from the six months ended June 30, 2003 to the same period in 2004 is primarily a result of the following:

•	a $10.1 million, or 48%, increase in direct commissions and payroll expenses principally due to a 55% increase in handset sales by market sales personnel;

•	a $4.3 million, or 22%, increase in indirect commissions primarily due to a 16% increase in handset sales by outside dealers; and

•	a $2.4 million, or 20%, increase in advertising costs largely due to increased advertising promoting the launch of the Morelia market in Mexico during the first quarter of 2004 and additional advertising campaigns in Mexico and Brazil.

      The $10.2 million, or 34%, increase in selling and marketing costs from the second quarter of 2003 to the second quarter of 2004 is largely due to a $5.6 million, or 50%, increase in direct commissions and payroll expenses principally resulting from a 63% increase in handset sales by market sales personnel and a $3.1 million, or 31%, increase in indirect commissions primarily due to a 23% increase in handset sales by outside dealers.

4. General and administrative expenses

      The $12.3 million, or 13%, and $4.8 million, or 10%, increases in general and administrative costs from the six and three months ended June 30, 2003 to the same periods in 2004 are largely a result of the following:

•	$14.5 million, or 27%, and $9.3 million, or 34%, increases in general corporate costs and taxes on operating revenues in Mexico and Argentina;

•	$5.6 million, or 27%, and $2.9 million, or 26%, increases in customer care expenses primarily due to increases in payroll and employee related expenses caused by increases in customer care personnel necessary to support a larger customer base; and

•	$3.8 million, or 27%, and $1.7 million, or 22%, increases in information technology expenses due to several maintenance contracts entered into during the first half of 2004 and increases in engineering management expenses.

      These increases were partially offset by the following:

•	the reversal of $9.2 million and $6.8 million in accrued contingencies in Brazil as a result of the expiration of the statute of limitations on certain tax contingencies, as well as the resolution of certain other contingencies; and

•	$2.4 million, or 48%, and $2.3 million, or 80%, decreases in bad debt expense, which also decreased as percentages of revenues, mostly as a result of improved collections.

5. Depreciation and amortization

      In connection with the application of fresh-start accounting principles on October 31, 2002, we recorded $148.6 million in fixed asset write-downs during the fourth quarter of 2002. These write-downs substantially reduced the cost bases of our consolidated fixed assets and resulted in relatively lower depreciation during the six and three months ended June 30, 2003. During 2003 and the first half of 2004, we invested $313.5 million in consolidated capital expenditures, which resulted in a significant increase in our gross property plant and equipment from the first half of 2003 to the first half of 2004. The $20.8 million, or 55%, and $10.3 million, or 52%, increases in depreciation and amortization from the six and three months ended June 30, 2003 to the six and three months ended June 30, 2004 are primarily the result of increased depreciation on our higher property, plant and equipment base.

6. Interest expense

      The $4.0 million, or 13%, and $6.3 million, or 37%, declines in interest expense from the six and three months ended June 30, 2003 to the six and three months ended June 30, 2004 are primarily the result of the elimination of interest related to our 13.0% senior secured discount notes in connection with the retirement of substantially all of these notes during the first quarter of 2004 and a decrease in interest expense related to our international equipment facility in connection with the partial pay-down of this facility in the third quarter of 2003 and the first quarter of 2004. These decreases were partially offset by interest incurred on our new 3.5% convertible notes and 2.875% convertible notes in the first half of 2004, as well as higher interest related to our tower financing transactions. Interest expense incurred in connection with our tower financing transactions includes interest related to the co-location of third party tenants on our communication towers.

7. Loss on early extinguishment of debt, net

      The $79.3 million net loss on early extinguishment of debt for the six months ended June 30, 2004 represents a loss we incurred in connection with the retirement of substantially all of our 13.0% senior secured discount notes through a cash tender offer in March 2004.

8. Foreign currency transaction (losses) gains, net

      Foreign currency transaction gains of $15.0 million and $26.1 million for the six and three months ended June 30, 2003 are primarily the result of the appreciation of the Brazilian real and the Mexican peso compared to the U.S. dollar on our U.S. dollar-denominated credit facilities during the six and three months ended June 30, 2003, which resulted in significant gains in those periods.

      Foreign currency transaction losses during the six and three months ended June 30, 2004 are primarily due to the impact of the depreciation of the Mexican peso compared to the U.S. dollar on Nextel Mexico’s U.S. dollar-based international equipment facility.

      We expect our exposure to foreign currency losses to be reduced in the future due to the pay-down of our international equipment facility.

9. Income tax provision

      The $6.7 million, or 52%, increase in the consolidated income tax provision from the six months ended June 30, 2003 to the same period in 2004 is primarily the result of an increase in the income tax provision in Mexico resulting from higher taxable income and fewer available net operating loss carryforwards.

      The $8.3 million, or 98%, increase in the consolidated income tax provision from the three months ended June 30, 2003 to the same period in 2004 is primarily the result of an increase in the income tax provision in Mexico resulting from higher taxable income and fewer available net operating loss carryforwards, as well as the recognition of deferred tax expense in 2004 attributable to the realization of deferred tax assets for which there is no associated valuation allowance.

Segment Results

      We evaluate performance of our segments and provide resources to them based on operating income before depreciation and amortization, which we refer to as segment earnings. The tables below provide a summary of the components of our consolidated segments for the six and three months ended June 30, 2004 and 2003. The results of Nextel Chile are included in “Corporate and other.” We allocate corporate overhead costs to some of our subsidiaries. The segment information below does not reflect any allocations of corporate overhead costs because the amounts of these expenses are not provided to or used by our chief operating decision maker in making operating decisions related to these segments.

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Six Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
June 30, 2004	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

	(dollars in thousands)
Nextel Mexico	$359,172	62%	$(110,047)	(46)%	$(96,291)	(54)%	$152,834
Nextel Brazil	91,801	16%	(61,337)	(26)%	(22,263)	(12)%	8,201
Nextel Argentina	83,454	14%	(41,963)	(18)%	(21,607)	(12)%	19,884
Nextel Peru	46,427	8%	(24,259)	(10)%	(13,951)	(8)%	8,217
Corporate and other	793	—	(830)	—	(25,452)	(14)%	(25,489)
Intercompany eliminations	(259)	—	259	—	—	—	—

Total consolidated	$581,388	100%	$(238,177)	(100)%	$(179,564)	(100)%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Three Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
June 30, 2004	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

	(dollars in thousands)
Nextel Mexico	$186,209	61%	$(58,318)	(45)%	$(50,730)	(54)%	$77,161
Nextel Brazil	48,607	16%	(34,318)	(26)%	(9,595)	(10)%	4,694
Nextel Argentina	45,765	15%	(24,801)	(19)%	(11,100)	(12)%	9,864
Nextel Peru	23,281	8%	(12,035)	(9)%	(7,220)	(8)%	4,026
Corporate and other	386	—	(410)	(1)%	(14,879)	(16)%	(14,903)
Intercompany eliminations	(120)	—	120	—	—	—	—

Total consolidated	$304,128	100%	$(129,762)	(100)%	$(93,524)	(100)%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Six Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
June 30, 2003	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

	(dollars in thousands)
Nextel Mexico	$264,610	62%	$(80,970)	(51)%	$(77,135)	(51)%	$106,505
Nextel Brazil	68,767	16%	(35,520)	(22)%	(27,064)	(18)%	6,183
Nextel Argentina	49,091	11%	(19,247)	(12)%	(16,385)	(11)%	13,459
Nextel Peru	46,376	11%	(22,467)	(14)%	(13,372)	(9)%	10,537
Corporate and other	767	—	(1,191)	(1)%	(16,499)	(11)%	(16,923)
Intercompany eliminations	(267)	—	267	—	—	—	—

Total consolidated	$429,344	100%	$(159,128)	(100)%	$(150,455)	(100)%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Three Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
June 30, 2003	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

	(dollars in thousands)
Nextel Mexico	$138,176	61%	$(41,261)	(48)%	$(40,471)	(51)%	$56,444
Nextel Brazil	35,093	16%	(18,553)	(22)%	(13,842)	(18)%	2,698
Nextel Argentina	28,756	13%	(12,786)	(15)%	(8,975)	(11)%	6,995
Nextel Peru	23,683	10%	(11,920)	(14)%	(6,879)	(9)%	4,884
Corporate and other	377	—	(610)	(1)%	(8,277)	(11)%	(8,510)
Intercompany eliminations	(134)	—	134	—	—	—	—

Total consolidated	$225,951	100%	$(84,996)	(100)%	$(78,444)	(100)%

      A discussion of the results of operations in each of our reportable segments is provided below.

b. Nextel Mexico

		% of		% of
		Nextel		Nextel	Change from
		Mexico’s		Mexico’s	Previous Year
	June 30,	Operating	June 30,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	(dollars in thousands)
Six Months Ended
Operating revenues
Service and other revenues	$349,204	97%	$255,895	97%	$93,309	36%
Digital handset and accessory sales revenues	9,968	3%	8,715	3%	1,253	14%

	359,172	100%	264,610	100%	94,562	36%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(62,151)	(17)%	(46,770)	(18)%	(15,381)	33%
Cost of digital handset and accessory sales	(47,896)	(13)%	(34,200)	(13)%	(13,696)	40%

	(110,047)	(30)%	(80,970)	(31)%	(29,077)	36%
Selling and marketing expenses	(46,509)	(13)%	(35,343)	(13)%	(11,166)	32%
General and administrative expenses	(49,782)	(14)%	(41,792)	(16)%	(7,990)	19%

Segment earnings	152,834	43%	106,505	40%	46,329	43%
Depreciation and amortization	(45,267)	(13)%	(33,386)	(12)%	(11,881)	36%

Operating income	107,567	30%	73,119	28%	34,448	47%
Interest expense	(9,145)	(2)%	(8,218)	(3)%	(927)	11%
Interest income	1,215	—	1,317	—	(102)	(8)%
Foreign currency transaction gains (losses), net	161	—	(6,496)	(3)%	6,657	(102)%
Other expense, net	(740)	—	(568)	—	(172)	30%

Income before income tax	$99,058	28%	$59,154	22%	$39,904	67%

Three Months Ended
Operating revenues
Service and other revenues	$181,266	97%	$133,220	96%	$48,046	36%
Digital handset and accessory sales revenues	4,943	3%	4,956	4%	(13)	—

	186,209	100%	138,176	100%	48,033	35%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(32,654)	(18)%	(23,720)	(17)%	(8,934)	38%
Cost of digital handset and accessory sales	(25,664)	(14)%	(17,541)	(13)%	(8,123)	46%

	(58,318)	(32)%	(41,261)	(30)%	(17,057)	41%
Selling and marketing expenses	(25,056)	(13)%	(18,537)	(13)%	(6,519)	35%
General and administrative expenses	(25,674)	(14)%	(21,934)	(16)%	(3,740)	17%

Segment earnings	77,161	41%	56,444	41%	20,717	37%
Depreciation and amortization	(22,892)	(12)%	(17,372)	(13)%	(5,520)	32%

Operating income	54,269	29%	39,072	28%	15,197	39%
Interest expense	(3,958)	(2)%	(4,563)	(3)%	605	(13)%
Interest income	529	—	566	—	(37)	(7)%
Foreign currency transaction (losses) gains, net	(3,336)	(2)%	7,793	6%	(11,129)	(143)%
Other expense, net	(186)	—	(744)	(1)%	558	(75)%

Income before income tax	$47,318	25%	$42,124	30%	$5,194	12%

     In accordance with accounting principles generally accepted in the United States, we translated Nextel Mexico’s results of operations using the average exchange rates for the six and three months ended June 30, 2004. The average exchange rates of the Mexican peso for the six and three months ended June 30, 2004 decreased in value compared to the U.S. dollar by 5% and 6%, respectively. As a result, compared to Nextel Mexico’s results of operations for the six and three months ended June 30, 2003, the components of Nextel Mexico’s results of operations for 2004 after translation into U.S. dollars reflect lower increases compared to the same periods in 2003 than would have occurred if it were not for the impact of the depreciation of the peso, taking into consideration our one-month lag financial reporting policy for our non-U.S. operating subsidiaries.

1. Operating revenues

      The $93.3 million, or 36%, and $48.0 million, or 36%, increases in service and other revenues from the six and three months ended June 30, 2003 to the six and three months ended June 30, 2004 are primarily due to the following:

•	28% increases in the average number of digital handsets in service from the six and three months ended June 30, 2003 to the same periods in 2004 resulting from Nextel Mexico’s expansion of service coverage into new markets, as well as growth in existing markets;

•	$12.3 million and $6.3 million in revenues generated from Nextel Mexico’s handset insurance program during the six and three months ended June 30, 2004 due to a restructuring of the insurance program which resulted in the recognition of these revenues that were netted against costs during 2003, as well as growth in Nextel Mexico’s customer base utilizing this program; and

•	increases in average revenues per handset on a local currency basis largely due to the successful implementation of previously introduced monthly service plans with higher access charges and price increases applied to the existing customer base.

      The $1.3 million, or 14%, increase in digital handset and accessory sales revenues from the six months ended June 30, 2003 to the same period in 2004 is primarily a result of a 27% increase in handset sales.

2. Cost of revenues

      The $15.4 million, or 33%, and $8.9 million, or 38%, increases in cost of service from the six and three months ended June 30, 2003 to the six and three months ended June 30, 2004 are principally due to the following:

•	increases in interconnect costs primarily resulting from 37% increases in total system minutes of use, partially offset by decreases in variable interconnect cost per minute of use due to the renegotiation of interconnect rates with some of Nextel Mexico’s traffic carriers;

•	increases in service and repair costs largely due to Nextel Mexico’s restructured handset insurance program which resulted in the recognition of these costs that were netted against revenues during 2003 and increased claims under this program resulting from growth in Nextel Mexico’s customer base; and

•	increases in direct switch and transmitter and receiver site costs resulting from a 22% increase in the number of transmitter and receiver sites in service from June 30, 2003 to June 30, 2004.

      The $13.7 million, or 40%, and $8.1 million, or 46%, increases in cost of digital handset and accessory sales from the six and three months ended June 30, 2003 to the same periods in 2004 are primarily due to 27% and 32% increases in handset sales, respectively, which included a higher proportion of more expensive models during 2004 compared to 2003, as well as increases in handset upgrades provided to current customers.

3. Selling and marketing expenses

      The $11.2 million, or 32%, increase in selling and marketing costs from the six months ended June 30, 2003 to the same period in 2004 is primarily a result of the following:

•	a $6.9 million, or 67%, increase in direct commissions and payroll expenses principally due to a 75% increase in handset sales by Nextel Mexico’s sales personnel;

•	a $2.5 million, or 17%, increase in indirect commissions primarily due to a 9% increase in handset sales by Nextel Mexico’s outside dealers, as well as an increase in indirect commissions per handset sale; and

•	a $1.4 million, or 16%, increase in advertising costs largely due to new advertising campaigns promoting the launch of the Morelia market during the first quarter of 2004.

      The $6.5 million, or 35%, increase in selling and marketing costs from the second quarter of 2003 to the second quarter of 2004 is largely due to a $3.8 million, or 69%, increase in direct commissions and payroll expenses principally due to a 76% increase in handset sales by Nextel Mexico’s sales personnel and a $2.0 million, or 27%, increase in indirect commissions primarily due to a 15% increase in handset sales by Nextel Mexico’s outside dealers, as well as an increase in indirect commissions per handset sale.

4. General and administrative expenses

      The $8.0 million, or 19%, and $3.7 million, or 17%, increases in general and administrative costs from the six and three months ended June 30, 2003 to the same periods in 2004 are largely a result of the following:

•	$5.2 million, or 22%, and $3.0 million, or 25%, increases in general corporate costs resulting from increases in taxes on operating revenues, as well as expenses recognized as a result of government-mandated employee profit sharing;

•	$2.8 million, or 26%, and $1.4 million, or 25%, increases in customer care expenses primarily due to increases in payroll and employee related expenses caused by increases in customer care personnel necessary to support a larger customer base; and

•	$1.5 million, or 38%, and $0.7 million, or 31%, increases in information technology expenses resulting from several maintenance contracts entered into during the first half of 2004.

      These increases were partially offset by $1.6 million, or 59%, and $1.4 million, or 83%, decreases in bad debt expense, which also decreased as a percentage of revenue from 1.0% and 1.3% for the six and three months ended June 30, 2003 to less than 1.0% for the six and three months ended June 30, 2004, mostly as a result of improved collections.

5. Depreciation and amortization

      The $11.9 million, or 36%, and $5.5 million, or 32%, increases in depreciation and amortization from the six and three months ended June 30, 2003 to the same periods in 2004 are primarily due to a 24% increase in Nextel Mexico’s gross property, plant and equipment.

6. Interest expense

      The $0.9 million, or 11%, increase in interest expense from the six months ended June 30, 2003 to the same period in 2004 is primarily due to an increase in interest incurred on Nextel Mexico’s tower financing obligations, partially offset by a decrease in interest related to the international equipment facility in connection with the incremental pay-downs of this facility during the third quarter of 2003 and the first quarter of 2004. The remaining amount outstanding under this facility was paid off in July 2004.

      The $0.6 million, or 13%, decrease in interest expense from the three months ended June 30, 2003 to the three months ended June 30, 2004 is largely a result of decreased interest related to the incremental pay-downs of the international equipment facility described above.

7. Foreign currency transaction gains (losses), net

      Foreign currency transaction losses of $6.5 million for the six months ended June 30, 2003 are mostly due to the relative weakening of the peso compared to the U.S. dollar on Nextel Mexico’s U.S. dollar-denominated liabilities, principally its portion of the international equipment facility, which was paid down incrementally during the third quarter of 2003 and the first quarter of 2004.

      As a result of the pay-off of this facility in July 2004, Nextel Mexico’s exposure to foreign currency transaction losses will be substantially reduced.

      Foreign currency transaction gains of $7.8 million for the three months ended June 30, 2003 are mostly due to the relative strengthening of the peso compared to the U.S. dollar on Nextel Mexico’s U.S. dollar-denominated liabilities, primarily its portion of the international equipment facility, which was paid off in July 2004 as described above. Foreign currency transaction losses of $3.3 million for the three months ended June 30, 2004 are primarily a result of the relative weakening of the peso compared to the U.S. dollar on Nextel Mexico’s remaining portion of the international equipment facility.

c. Nextel Brazil

		% of		% of
		Nextel		Nextel	Change from
		Brazil’s		Brazil’s	Previous Year
	June 30,	Operating	June 30,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	(dollars in thousands)
Six Months Ended
Operating revenues
Service and other revenues	$83,839	91%	$63,628	93%	$20,211	32%
Digital handset and accessory sales revenues	7,962	9%	5,139	7%	2,823	55%

	91,801	100%	68,767	100%	23,034	33%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(37,893)	(41)%	(24,566)	(36)%	(13,327)	54%
Cost of digital handset and accessory sales	(23,444)	(26)%	(10,954)	(16)%	(12,490)	114%

	(61,337)	(67)%	(35,520)	(52)%	(25,817)	73%
Selling and marketing expenses	(13,148)	(14)%	(9,147)	(13)%	(4,001)	44%
General and administrative expenses	(9,115)	(10)%	(17,917)	(26)%	8,802	(49)%

Segment earnings	8,201	9%	6,183	9%	2,018	33%
Depreciation and amortization	(5,929)	(7)%	(1,368)	(2)%	(4,561)	333%

Operating income	2,272	2%	4,815	7%	(2,543)	(53)%
Interest expense	(4,950)	(5)%	(5,688)	(8)%	738	(13)%
Interest income	1,804	2%	2,152	3%	(348)	(16)%
Foreign currency transaction (losses) gains, net	(488)	—	21,895	32%	(22,383)	(102)%
Other income (expense), net	1,875	2%	(2,939)	(5)%	4,814	(164)%

Income before income tax	$513	1%	$20,235	29%	$(19,722)	(97)%

Three Months Ended
Operating revenues
Service and other revenues	$43,285	89%	$32,712	93%	$10,573	32%
Digital handset and accessory sales revenues	5,322	11%	2,381	7%	2,941	124%

	48,607	100%	35,093	100%	13,514	39%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(20,315)	(42)%	(13,324)	(38)%	(6,991)	52%
Cost of digital handset and accessory sales	(14,003)	(29)%	(5,229)	(15)%	(8,774)	168%

	(34,318)	(71)%	(18,553)	(53)%	(15,765)	85%
Selling and marketing expenses	(7,236)	(15)%	(4,403)	(12)%	(2,833)	64%
General and administrative expenses	(2,359)	(4)%	(9,439)	(27)%	7,080	(75)%

Segment earnings	4,694	10%	2,698	8%	1,996	74%
Depreciation and amortization	(3,149)	(7)%	(812)	(3)%	(2,337)	288%

Operating income	1,545	3%	1,886	5%	(341)	(18)%
Interest expense	(2,287)	(5)%	(3,457)	(10)%	1,170	(34)%
Interest income	881	2%	1,548	5%	(667)	(43)%
Foreign currency transaction (losses) gains, net	(526)	(1)%	19,761	56%	(20,287)	(103)%
Other income (expense), net	2,416	5%	(2,868)	(8)%	5,284	(184)%

Income before income tax	$2,029	4%	$16,870	48%	$(14,841)	(88)%

      In accordance with accounting principles generally accepted in the United States, we translated Nextel Brazil’s results of operations using the average exchange rates for the six and three months ended June 30, 2004 and 2003. The average exchange rates for the six and three months ended June 30, 2004 appreciated against the U.S. dollar by 14% and 7%, respectively. As a result, after translation into U.S. dollars, most of Nextel Brazil’s revenues and expenses for the six and three months ended June 30, 2004 reflect increases compared to the same periods in 2003, taking into consideration our one-month lag financial reporting policy for our non-U.S. operating subsidiaries.

1. Operating revenues

      The $20.2 million, or 32%, and $10.6 million, or 32%, increases in service and other revenues from the six and three months ended June 30, 2003 to the same periods in 2004 are largely the result of the following:

•	increases in average revenues per handset on a local currency basis caused by higher revenues generated through calling party pays service agreements;

•	3% and 8% increases in the average number of digital handsets in service;

•	increases in revenues earned by Nextel Brazil related to the co-location of third party tenants on its communication towers; and

•	higher revenues resulting from Nextel Brazil’s handset insurance program.

      The $2.8 million, or 55%, increase in digital handset and accessory sales revenues from the six months ended June 30, 2003 to the same period in 2004 is primarily a result of a 44% increase in handset sales. The $2.9 million, or 124%, increase in digital handset and accessory sales revenues from the second quarter of 2003 to the same period in 2004 is principally due to a 46% increase in handset sales, as well as a change in the mix of handsets sold and leased, which included a higher proportion of expensive models during the second quarter of 2004 compared to the second quarter of 2003 when more refurbished handsets were sold.

2. Cost of revenues

      The $13.3 million, or 54%, and $7.0 million, or 52%, increases in cost of service from the six and three months ended June 30, 2003 to the same periods in 2004 are mostly due to the following:

•	significant increases in interconnect costs largely resulting from 35% and 37% increases in total system minutes of use as a result of an increase in the number of subscribers with higher usage profiles, as well as increases in interconnect costs per minute of use; and

•	increases in direct switch and transmitter and receiver site costs that Nextel Brazil incurred as a result of an 11% increase in the number of transmitter and receiver sites in service from June 30, 2003 to June 30, 2004.

      The $12.5 million, or 114%, and $8.8 million, or 168%, increases in cost of digital handset and accessory sales from the six and three months ended June 30, 2003 to the same periods in 2004 are largely the result of 44% and 46% increases in handset sales, respectively, as well as a significant increase in handset upgrades provided to customers and a change in the mix of handsets sold and leased, which included a higher proportion of expensive models during 2004 compared to 2003 and fewer refurbished handsets.

3. Selling and marketing expenses

      The $4.0 million, or 44%, and $2.8 million, or 64%, increases in selling and marketing expenses from the six and three months ended June 30, 2003 to the same periods in 2004 are largely due to the following:

•	$2.0 million, or 45%, and $1.0 million, or 43%, increases in direct commissions and payroll related costs primarily due to 60% and 66% increases in handset sales by Nextel Brazil’s sales personnel, as well as increases in sales and marketing salaries;

•	$1.1 million, or 58%, and $0.7 million, or 72%, increases in indirect commissions largely due to 28% and 27% increases in handset sales by outside dealers and increases in indirect commissions per handset sale; and

•	$0.8 million, or 55%, and $0.9 million, or 169%, increases in advertising costs due to more advertising campaigns during 2004 compared to 2003 in connection with Nextel Brazil’s objectives to reinforce market awareness of its brandname.

4. General and administrative expenses

      The $8.8 million, or 49%, and $7.1 million, or 75%, decreases in general and administrative expenses from the six and three months ended June 30, 2003 to the same periods in 2004 are principally due to decreases in general corporate costs resulting from $9.2 million and $6.8 million in tax and other contingency liability reversals during the six and three months ended June 30, 2004. These decreases were partially offset by $0.9 million, or 18%, and $0.4 million, or 14%, increases in customer care expenses resulting from increases in payroll and related expenses due to increased customer care personnel necessary to support a larger customer base.

5. Depreciation and amortization

      In connection with the application of fresh-start accounting principles on October 31, 2002, Nextel Brazil recorded $27.8 million in fixed asset write-downs, which substantially reduced the cost bases of Nextel Brazil’s fixed assets and resulted in less depreciation during the first half of 2003. For the year ended December 31, 2003, Nextel Brazil spent $33.0 million on capital expenditures, resulting in a significant increase in gross property, plant and equipment from June 30, 2003 to June 30, 2004. The $4.6 million and $2.3 million increases in depreciation from the six and three months ended June 30, 2003 to the same periods in 2004 are primarily due to depreciation on this higher property, plant and equipment base.

6. Interest expense

      The $0.7 million, or 13%, and $1.2 million, or 34%, decreases in interest expense from the six and three months ended June 30, 2003 to the same periods in 2004 are primarily the result of the elimination of interest related to the Brazil equipment facility in connection with the extinguishment of this facility during the third quarter of 2003, partially offset by increases in interest incurred on Nextel Brazil’s tower financing obligations due to an increase in tower sales during 2004.

7. Interest income

      The $0.7 million, or 43%, decrease in interest income from the second quarter of 2003 to the second quarter of 2004 is largely a result of a decrease in Nextel Brazil’s outstanding cash balances, as well as a decrease in interest rates.

8. Foreign currency transaction (losses) gains, net

      Foreign currency transaction gains of $21.9 million and $19.8 million for the six and three months ended June 30, 2003 are primarily due to the effect of the strengthening of the Brazilian real on Nextel Brazil’s U.S. dollar-denominated liabilities during those periods, primarily the Brazil equipment facility, which was extinguished during the third quarter of 2003. As a result of this transaction, Nextel Brazil’s exposure to foreign currency transaction losses was significantly reduced.

9. Other income (expense), net

      Other income, net, of $1.9 million and $2.4 million for the six and three months ended June 30, 2004 primarily represents the reversal of monetary corrections on certain tax and non-tax related contingencies.

      Other expense, net, of $2.9 million for the six and three months ended June 30, 2003 primarily represents monetary corrections on certain tax and non-tax related contingencies.

d. Nextel Argentina

		% of		% of
		Nextel		Nextel	Change from
		Argentina’s		Argentina’s	Previous Year
	June 30,	Operating	June 30,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	(dollars in thousands)
Six Months Ended
Operating revenues
Service and other revenues	$75,894	91%	$44,189	90%	$31,705	72%
Digital handset and accessory sales revenues	7,560	9%	4,902	10%	2,658	54%

	83,454	100%	49,091	100%	34,363	70%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(27,551)	(33)%	(11,968)	(24)%	(15,583)	130%
Cost of digital handset and accessory sales	(14,412)	(17)%	(7,279)	(15)%	(7,133)	98%

	(41,963)	(50)%	(19,247)	(39)%	(22,716)	118%
Selling and marketing expenses	(6,567)	(8)%	(4,700)	(10)%	(1,867)	40%
General and administrative expenses	(15,040)	(18)%	(11,685)	(24)%	(3,355)	29%

Segment earnings	19,884	24%	13,459	27%	6,425	48%
Depreciation and amortization	(3,942)	(5)%	(1,313)	(2)%	(2,629)	200%

Operating income	15,942	19%	12,146	25%	3,796	31%
Interest expense	(40)	—	(46)	—	6	(13)%
Interest income	212	—	326	—	(114)	(35)%
Foreign currency transaction losses, net	(487)	—	(510)	(1)%	23	(5)%
Other income, net	356	—	8,281	17%	(7,925)	(96)%

Income before income tax	$15,983	19%	$20,197	41%	$(4,214)	(21)%

Three Months Ended
Operating revenues
Service and other revenues	$41,219	90%	$25,606	89%	$15,613	61%
Digital handset and accessory sales revenues	4,546	10%	3,150	11%	1,396	44%

	45,765	100%	28,756	100%	17,009	59%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(16,172)	(35)%	(8,241)	(28)%	(7,931)	96%
Cost of digital handset and accessory sales	(8,629)	(19)%	(4,545)	(16)%	(4,084)	90%

	(24,801)	(54)%	(12,786)	(44)%	(12,015)	94%
Selling and marketing expenses	(3,685)	(8)%	(2,711)	(10)%	(974)	36%
General and administrative expenses	(7,415)	(16)%	(6,264)	(22)%	(1,151)	18%

Segment earnings	9,864	22%	6,995	24%	2,869	41%
Depreciation and amortization	(2,197)	(5)%	(722)	(2)%	(1,475)	204%

Operating income	7,667	17%	6,273	22%	1,394	22%
Interest expense	(32)	—	(46)	—	14	(30)%
Interest income	107	—	230	1%	(123)	(53)%
Foreign currency transaction gains (losses), net	155	—	(1,394)	(5)%	1,549	(111)%
Other income, net	342	1%	1,089	3%	(747)	(69)%

Income before income tax	$8,239	18%	$6,152	21%	$2,087	34%

      In accordance with accounting principles generally accepted in the United States, we translated Nextel Argentina’s results of operations using the average exchange rates for the six and three months ended June 30, 2004 and 2003. The average exchange rates of the Argentine peso for the six and three months ended June 30,

2004 appreciated against the U.S. dollar by 7% and 2% from the same periods in 2003. As a result, the components of Nextel Argentina’s results of operations for the six months ended June 30, 2004 after translation into U.S. dollars reflect increases compared to its results of operations for the same period in 2003, taking into consideration our one-month lag financial reporting policy for our non-U.S. operating subsidiaries.

1. Operating revenues

      The $31.7 million, or 72%, and $15.6 million, or 61%, increases in service and other revenues from the six and three months ended June 30, 2003 to the six and three months ended June 30, 2004 are primarily a result of the following:

•	33% and 34% increases in the average number of digital handsets in service, resulting from growth in Nextel Argentina’s existing markets;

•	increases in average revenues per handset on a local currency basis, primarily due to the implementation of a termination fee between mobile carriers during the second quarter of 2003; and

•	increased revenues under Nextel Argentina’s handset insurance program.

      The $2.7 million, or 54%, and $1.4 million, or 44%, increases in digital handset and accessory sales revenues from the six and three months ended June 30, 2003 to the six and three months ended June 30, 2004 are due to 35% and 49% increases in handset sales and leases, as well as a change in the mix of handsets sold and leased, which included a significantly larger proportion of more expensive models during 2004 compared to 2003 when more lower cost as well as refurbished models were sold and leased in Argentina.

2. Cost of revenues

      The $15.6 million, or 130%, and $7.9 million, or 96%, increases in cost of service from the six and three months ended June 30, 2003 to the six and three months ended June 30, 2004 are principally a result of the following:

•	increases in interconnect costs largely as a result of 41% and 35% increases in total system minutes of use, as well as significant increases in variable interconnect costs per minute of use resulting from higher costs under the agreement between Nextel Argentina and other mobile carriers reached in the second quarter of 2003 that allows each of the carriers to charge a fee for mobile calls that terminate on their networks;

•	increases in service and repair costs due to increased claims under Nextel Argentina’s handset insurance program; and

•	increases in direct switch and transmitter and receiver site costs due to a 5% increase in the number of transmitter and receiver sites in service from June 30, 2003 to June 30, 2004.

      The $7.1 million, or 98%, and $4.1 million, or 90%, increases in cost of digital handset and accessory sales are largely a result of 35% and 49% increases in handset sales, respectively, a change in the mix of handsets sold toward more expensive models and away from refurbished models that were predominantly sold during 2003 and increases in handset upgrades provided to existing customers.

3. Selling and marketing expenses

      The $1.9 million, or 40%, and $1.0 million, or 36%, increases in selling and marketing expenses from the six and three months ended June 30, 2003 to the six and three months ended June 30, 2004 are largely a result of $0.7 million, or 44%, and $0.3 million or 36%, increases in indirect commissions mainly caused by 36% and 44% increases in handset sales by outside dealers, as well as a $0.3 million increase in advertising expenses from the six months ended June 30, 2003 to the same period in 2004 resulting from more advertising campaigns focused on promoting International Direct ConnectSM.

4. General and administrative expenses

      The $3.4 million, or 29%, and $1.2 million, or 18%, increases in general and administrative expenses from the six and three months ended June 30, 2003 to the same periods in 2004 are largely a result of the following:

•	$3.5 million, or 52%, and $1.5 million, or 40%, increases in general corporate costs primarily as a result of increases in operating taxes on gross revenues in Argentina; and

•	$0.9 million, or 45%, and $0.5 million, or 47%, increases in customer care expenses from the six and three months ended June 30, 2003 to the same periods in 2004 primarily due to increases in payroll and related expenses caused by increased salaries and 23% and 20% increases in customer care personnel required to support a larger customer base.

      These increases were partially offset by $1.2 million, or 111%, and $1.0 million, or 191%, decreases in bad debt expense from the six and three months ended June 30, 2003 to the same periods in 2004 resulting from lower customer turnover and improved economic conditions in Argentina during 2004 compared to 2003. Bad debt expense also decreased as a percentage of revenues from 2.3% and 1.7% during the six and three months ended June 30, 2003 to less than 1.0% during the same periods in 2004.

5. Depreciation and amortization

      The $2.6 million, or 200%, and $1.5 million, or 204%, increases in depreciation and amortization from the six and three months ended June 30, 2003 to the six and three months ended June 30, 2004 are due to increased depreciation resulting from a significant increase in Nextel Argentina’s gross property, plant and equipment.

6. Foreign currency transaction gains (losses), net

      Net foreign currency transaction losses of $1.4 million for the three months ended June 30, 2003 are primarily the result of the strengthening of the Argentine peso relative to the U.S. dollar on Nextel Argentina’s U.S. dollar-based net assets.

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

      Other income, net, of $1.1 million for the three months ended June 30, 2003 primarily represents a gain related to the reversal of a contingency for withholding taxes, which resulted from the forgiveness of accrued interest related to Nextel Argentina’s credit facilities described above.

e. Nextel Peru

		% of		% of
		Nextel		Nextel	Change from
		Peru’s		Peru’s	Previous Year
	June 30,	Operating	June 30,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	(dollars in thousands)
Six Months Ended
Operating revenues
Service and other revenues	$45,344	98%	$45,219	98%	$125	—
Digital handset and accessory sales revenues	1,083	2%	1,157	2%	(74)	(6)%

	46,427	100%	46,376	100%	51	—

Cost of revenues
Cost of service (exclusive of depreciation included below)	(17,477)	(38)%	(16,589)	(36)%	(888)	5%
Cost of digital handset and accessory sales	(6,782)	(14)%	(5,878)	(12)%	(904)	15%

	(24,259)	(52)%	(22,467)	(48)%	(1,792)	8%
Selling and marketing expenses	(5,522)	(12)%	(5,837)	(13)%	315	(5)%
General and administrative expenses	(8,429)	(18)%	(7,535)	(16)%	(894)	12%

Segment earnings	8,217	18%	10,537	23%	(2,320)	(22)%
Depreciation and amortization	(3,240)	(7)%	(1,863)	(4)%	(1,377)	74%

Operating income	4,977	11%	8,674	19%	(3,697)	(43)%
Interest expense	(111)	—	(1,021)	(2)%	910	(89)%
Interest income	837	1%	511	1%	326	64%
Foreign currency transaction gains, net	11	—	89	—	(78)	(88)%
Other expense, net	(4)	—	(867)	(2)%	863	(100)%

Income before income tax	$5,710	12%	$7,386	16%	$(1,676)	(23)%

Three Months Ended
Operating revenues
Service and other revenues	$22,747	98%	$23,052	97%	$(305)	(1)%
Digital handset and accessory sales revenues	534	2%	631	3%	(97)	(15)%

	23,281	100%	23,683	100%	(402)	(2)%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(8,651)	(37)%	(8,924)	(38)%	273	(3)%
Cost of digital handset and accessory sales	(3,384)	(15)%	(2,996)	(12)%	(388)	13%

	(12,035)	(52)%	(11,920)	(50)%	(115)	1%
Selling and marketing expenses	(2,974)	(13)%	(2,978)	(13)%	4	—
General and administrative expenses	(4,246)	(18)%	(3,901)	(16)%	(345)	9%

Segment earnings	4,026	17%	4,884	21%	(858)	(18)%
Depreciation and amortization	(1,699)	(7)%	(1,020)	(5)%	(679)	67%

Operating income	2,327	10%	3,864	16%	(1,537)	(40)%
Interest expense	(28)	—	(486)	(2)%	458	(94)%
Interest income	796	3%	504	2%	292	58%
Foreign currency transaction gains (losses), net	5	—	(37)	—	42	(114)%
Other expense, net	—	—	(792)	(3)%	792	(100)%

Income before income tax	$3,100	13%	$3,053	13%	$47	2%

      Because the U.S. dollar is the functional currency in Peru, Nextel Peru’s results of operations are not significantly impacted by the changes in the U.S. dollar to Peruvian sol exchange rate.

1. Operating revenues

      The $0.1 million increase in service and other revenues from the six months ended June 30, 2003 to the six months ended June 30, 2004 is primarily a result of a 14% increase in the average number of digital handsets in service, partially offset by a decrease in average revenue per handset resulting from the implementation of a new rate plan with lower access charges.

      The $0.3 million decrease in service and other revenues from the three months ended June 30, 2003 to the three months ended June 30, 2004 is primarily a result of a decrease in average revenue per handset resulting from the implementation of a new rate plan with lower access charges, partially offset by a 15% increase in the average number of digital handsets in service.

2. Cost of revenues

      The $0.9 million, or 5%, increase in cost of service from the six months ended June 30, 2003 to the same period in 2004 is primarily due to a $0.6 million, or 29%, increase in service and repair costs resulting from an increase in repaired and refurbished units, as well as a $0.4 million, or 9%, increase in site and switch costs largely resulting from a 9% increase in the number of transmitter and receiver sites in service from June 30, 2003 to June 30, 2004.

      The $0.9 million, or 15%, increase in cost of digital handset and accessory sales from the six months ended June 30, 2003 to the same period in 2004 is primarily the result of a 22% increase in handset sales, as well as Nextel Peru’s implementation of a handset leasing program during the first quarter of 2004.

3. General and administrative expenses

      The $0.9 million, or 12%, and $0.3 million, or 9%, increases in general and administrative expenses from the six and three months ended June 30, 2003 to the same periods in 2004 are primarily due to higher customer care and general corporate payroll and related expenses due to more customer care and general corporate personnel necessary to support a larger customer base.

4. Depreciation and amortization

      The $1.4 million, or 74%, and $0.7 million, or 67%, increases in depreciation and amortization from the six and three months ended June 30, 2003 to the six and three months ended June 30, 2004 are primarily due to increased depreciation resulting from a significant increase in Nextel Peru’s gross property, plant and equipment.

5. Interest expense

      The $0.9 million, or 89%, and $0.5 million, or 94%, decreases in interest expense from the six and three months ended June 30, 2003 to the six and three months ended June 30, 2004 are primarily due to the elimination of interest on Nextel Peru’s portion of the international equipment facility which it paid-down during the third quarter of 2003.

f. Corporate and other

		% of		% of
		Corporate		Corporate	Change from
		and other		and other	Previous Year
	June 30,	Operating	June 30,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	(dollars in thousands)
Six Months Ended
Operating revenues
Service and other revenues	$793	100%	$767	100%	$26	3%
Digital handset and accessory sales revenues	—	—	—	—	—	—

	793	100%	767	100%	26	3%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(830)	(105)%	(719)	(94)%	(111)	15%
Cost of digital handset and accessory sales	—	—	(472)	(61)%	472	(100)%

	(830)	(105)%	(1,191)	(155)%	361	(30)%
Selling and marketing expenses	(2,156)	(272)%	(2,065)	(268)%	(91)	4%
General and administrative expenses	(23,296)	NM	(14,434)	NM	(8,862)	61%

Segment losses	(25,489)	NM	(16,923)	NM	(8,566)	51%
Depreciation and amortization	(480)	(61)%	(236)	(31)%	(244)	103%

Operating loss	(25,969)	NM	(17,159)	NM	(8,810)	51%
Interest expense	(12,698)	NM	(16,458)	NM	3,760	(23)%
Interest income	1,559	197%	1,430	186%	129	9%
Loss on early extinguishment of debt, net	(79,327)	NM	—	—	(79,327)	NM
Foreign currency transaction losses, net	(8)	(1)%	(12)	(2)%	4	(33)%
Other expense, net	(221)	(28)%	(7,462)	(973)%	7,241	(97)%

Loss before income tax	$(116,664)	NM	$(39,661)	NM	$(77,003)	194%

Three Months Ended
Operating revenues
Service and other revenues	$386	100%	$377	100%	$9	2%
Digital handset and accessory sales revenues	—	—	—	—	—	—

	386	100%	377	100%	9	2%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(410)	(106)%	(385)	(102)%	(25)	6%
Cost of digital handset and accessory sales	—	—	(225)	(60)%	225	(100)%

	(410)	(106)%	(610)	(162)%	200	(33)%
Selling and marketing expenses	(1,039)	(269)%	(1,121)	(297)%	82	(7)%
General and administrative expenses	(13,840)	NM	(7,156)	NM	(6,684)	93%

Segment losses	(14,903)	NM	(8,510)	NM	(6,393)	75%
Depreciation and amortization	(263)	(68)%	(127)	(34)%	(136)	107%

Operating loss	(15,166)	NM	(8,637)	NM	(6,529)	76%
Interest expense	(4,434)	NM	(8,670)	NM	4,236	(49)%
Interest income	703	182%	666	177%	37	6%
Foreign currency transaction (losses) gains, net	(5)	(1)%	5	1%	(10)	(200)%
Other expense, net	(89)	(23)%	(384)	(102)%	295	(77)%

Loss before income tax	$(18,991)	NM	$(17,020)	NM	$(1,971)	12%

NM-Not Meaningful

      Corporate and other operating revenues and cost of revenues primarily represent the results of analog operations reported by Nextel Chile.

1. General and administrative expenses

      The $8.9 million, or 61%, and $6.7 million, or 93%, increases in general and administrative expenses from the six and three months ended June 30, 2003 to the six and three months ended June 30, 2004 are due to tax equalization expenses recognized during the second quarter of 2004 for which we expect to be reimbursed in future periods, stock compensation expense recognized during the second quarter of 2004 and an increase in business development costs, professional fees and other general and administrative expenses.

2. Interest expense

      The $3.8 million, or 23%, and the $4.2 million, or 49%, decreases in interest expense from the six and three months ended June 30, 2003 to the six and three months ended June 30, 2004 are primarily the result of the elimination of interest related to our 13.0% senior secured discount notes in connection with the retirement of substantially all of these notes during the first quarter of 2004 and a decrease in interest expense related to our international equipment facility in connection with the partial pay-down of this facility in the third quarter of 2003 and the first quarter of 2004. These decreases were partially offset by interest incurred on our new 3.5% convertible notes and 2.875% convertible notes in the first half of 2004.

3. Loss on early extinguishment of debt, net

      The $79.3 million net loss on early extinguishment of debt for the six months ended June 30, 2004 represents a loss we incurred in connection with the retirement of substantially all of our 13.0% senior secured discount notes through a cash tender offer in March 2004.

Liquidity and Capital Resources

      We had a working capital surplus of $373.8 million as of June 30, 2004 and $360.6 million as of December 31, 2003. The increase in our working capital is largely the result of cash flows generated by our financing activities described below.

      We recognized a net loss of $15.0 million for the six months ended June 30, 2004 and net income of $25.1 million for the three months ended June 30, 2004. The net loss for the six months ended June 30, 2004 primarily resulted from the $79.3 million loss related to the early extinguishment of substantially all of our 13.0% senior discount notes in the first quarter of 2004. We recognized net income of $51.1 million and $41.6 million for the six and three months ended June 30, 2003. Prior to 2003, our operating expenses and capital expenditures associated with developing, enhancing and operating our digital mobile networks more than offset our operating revenues. During 2003 and the first two quarters of 2004, our operating revenues more than offset our operating expenses, excluding depreciation and amortization, and cash capital expenditures. While we expect this trend to continue, if business conditions, timing of capital expenditures or expansion plans change, we may not be able to maintain this trend. See “Future Capital Needs and Resources” for a discussion of our future outlook and anticipated sources and uses of funds for the remainder of 2004.

      Cash Flows. Our operating activities provided us with $95.5 million of net cash during the six months ended June 30, 2004 and $113.1 million of net cash during the six months ended June 30, 2003. The $17.6 million decrease in generation of cash is primarily due to the pay-down of current liabilities during the first quarter of 2004, an increase in inventory during 2004 and $9.3 million of cash received from Nextel Communications during the six months ended June 30, 2003 related to our spectrum sharing agreement in Mexico.

      We used $140.6 million of net cash in our investing activities during the six months ended June 30, 2004 compared to $102.1 million during the six months ended June 30, 2003. The $38.5 million increase in cash used in our investing activities is mainly due to $26.9 million in purchases of short-term investments during the six months ended June 30, 2004 and a $9.2 million increase in cash used for capital expenditures.

      Our financing activities provided us with $13.1 million of net cash during the six months ended June 30, 2004, primarily due to the following:

•	$300.0 million in gross proceeds that we raised in connection with the issuance of our 2.875% convertible notes; and

•	$9.5 million in proceeds received in connection with tower sale-leaseback financing transactions;

      partially offset by:

•	$211.2 million in cash used to retire substantially all of our 13.0% senior secured discount notes in connection with our tender offer;

•	$72.5 million in cash used to repay a portion of our international equipment facility with Motorola;

•	$8.5 million in cash used to pay debt financing costs in connection with the issuance of our 2.875% convertible notes; and

•	$4.1 million in transfers to restricted cash.

      Our financing activities provided us with $60.5 million of net cash during the six months ended June 30, 2003, primarily due to $66.9 million in proceeds that we received from our tower sale-leaseback financing transactions that closed during the first half of 2003, partially offset by $7.8 million that we placed in an escrow account as collateral for our former interest rate swap.

Future Capital Needs and Resources

      Capital Resources. Our ongoing capital resources depend on a variety of factors, including our existing cash and short-term investments, cash flows generated by our operating companies and external financial sources that may be available. As of June 30, 2004, our capital resources included $400.6 million of cash, cash equivalents and short-term investments. Our ability to generate sufficient operating cash flows by our operating companies is dependent upon, among other things:

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

      Subsequent to the end of the second quarter, in July 2004, we repaid the remaining $52.6 million in principal and related accrued interest due under our international equipment facility. In addition, we defeased the remaining $40 thousand due under our 13.0% senior secured discount notes due 2009. The full repayment of our international equipment facility will reduce our future interest costs and foreign currency exposures. Combined with the defeasance of our senior secured discount notes, the repayment of the international equipment facility will increase our financial and operational flexibility due to the release of the vast majority of our assets that formed part of the collateral package that was securing these facilities and the elimination of restrictive covenants requiring the maintenance of certain financial ratios relative to leverage, segment earnings, revenues, subscribers and fixed charges.

      Under an existing agreement with American Tower, during the six and three months ended June 30, 2004, we received $9.5 million and $3.1 million from tower sale-leaseback transactions, respectively. In addition, Nextel Brazil has a facility in place under which it can finance handset purchases. Borrowings under this facility have 180 day maturities and interest is prepaid in U.S. dollars at variable market rates. As of June 30, 2004, there were no amounts outstanding under the Nextel Brazil handset credit facility.

      Capital Needs. We currently anticipate that our future capital needs will principally consist of funds required for:

•	operating expenses relating to our digital mobile networks;

•	capital expenditures to expand and enhance our digital mobile networks, as discussed below under “Capital Expenditures”;

•	future spectrum purchases;

•	debt service requirements, including tower financing obligations;

•	cash taxes; and

•	other general corporate expenditures.

      Capital Expenditures. Our capital expenditures, including capitalized interest, were $99.1 million and $50.9 million for the six and three months ended June 30, 2004 compared to $117.1 million and $52.8 million for the six and three months ended June 30, 2003. The decrease in capital expenditures is primarily due to additional funds invested to build-out our network in the Baja California region of Mexico during 2003. In the future, we expect to finance our capital spending using cash from operations, cash on hand, cash from tower-sale leaseback transactions and any other external financing that becomes available. Our capital spending is driven by several factors, including:

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

      Future Outlook. Our current business plan, under which we have been operating since emerging from Chapter 11 reorganization in November 2002, does not contemplate a significant expansion and does not require any additional external funding. However, we are currently evaluating expansion plans, primarily in Mexico, but also in Brazil and other Latin American markets. If we decide to pursue these expansion plans, we would seek external financing to fund them in whole or in part.

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

Forward Looking Statements

      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. A number of the statements made in this quarterly report on Form 10-Q are not historical or current facts, but deal with potential future circumstances and developments and our expectations based on them. They can be identified by the use of forward-looking words such as “believes,” “expects,” “intends, “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy that involve risks and uncertainties. We caution you that these forward-looking statements are only predictions, which are subject to risks and uncertainties, including technical uncertainties, financial variations, changes in the regulatory environment, industry growth and trend predictions. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operation and results of our wireless communications business also may be subject to the effects of other risks and uncertainties in addition to the other qualifying factors identified in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, including, but not limited to:

•	our ability to meet the operating goals established by our business plan;

•	general economic conditions in Latin America and in the market segments that we are targeting for our digital mobile services;

•	the political and social conditions in the countries in which we operate, including political instability, which may affect the economies of our markets and the regulatory schemes in these countries;

•	substantive terms of any international financial aid package that may be made available to any country in which our operating companies conduct business;

•	the impact of foreign exchange volatility in our markets compared to the U.S. dollar and related currency devaluations in countries in which our operating companies conduct business;

•	reasonable access to and the successful performance of the technology being deployed in our service areas, and improvements thereon, including technology deployed in connection with the introduction of digital two-way mobile data or Internet connectivity services in our markets;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet our service deployment and marketing plans and customer demand;

•	the success of efforts to improve and satisfactorily address any issues relating to our digital mobile network performance;

•	future legislation or regulatory actions relating to our specialized mobile radio services, other wireless communication services or telecommunications generally;

•	the ability to achieve and maintain market penetration and average subscriber revenue levels sufficient to provide financial viability to our digital mobile network business;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular services and personal communications services;

•	market acceptance of our new service offerings, including Nextel Worldwide,SM Nextel OnlineSM and International Direct ConnectSM;

•	our ability to access sufficient debt or equity capital to meet any future operating and financial needs; and

•	other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission, including our 2003 annual report on Form 10-K and our quarterly report on Form 10-Q for the quarter ended March 31, 2004.

Effect of New Accounting Standards

      In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation, or FIN, No. 46, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 provides guidance related to identifying variable interest entities (previously known generally as special purpose entities or SPEs) and determining whether such entities should be consolidated. FIN No. 46 must be applied immediately to variable interest entities created, or interests in variable interest entities obtained, after January 31, 2003. For those variable interest entities created, or interests in variable interest entities obtained, on or before January 31, 2003, the guidance in FIN No. 46 must be applied in the first fiscal year or interim period beginning after December 15, 2003. The adoption of FIN No. 46 on January 1, 2004 did not have a material impact on our financial position, results of operations or cash flows.

      In March 2004, the Emerging Issues Task Force, or EITF, reached a final consensus on Issue No. 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share.” Issue No. 03-6 addresses a number of questions regarding the computation of earnings per share (EPS) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-6 is effective for the fiscal quarter ended June 30, 2004. The adoption of EITF 03-6 did not have a material impact on our basic or diluted earnings per share.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

      Our revenues are primarily denominated in foreign currencies, while a significant portion of our operations are financed in U.S. dollars through our convertible notes. As a result, fluctuations in exchange rates relative to the U.S. dollar expose us to foreign currency exchange risks. These risks include the impact of translating our local currency reported earnings into U.S. dollars when the U.S. dollar strengthens against the local currencies of our foreign operations. In addition, we have local currency-based communication tower sale-leaseback transactions in Mexico and Brazil, which we are accounting for as financing transactions (see Note 4). Due to the limited availability of long-term instruments, we currently do not hedge assets or liabilities denominated in foreign currencies or foreign currency transactions.

      Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. As of June 30, 2004, substantially all of our borrowings were fixed-rate long-term debt obligations. In some cases, we have used derivative instruments to manage this interest rate exposure by achieving a desired proportion of fixed rate versus variable rate borrowings. We only used derivative instruments for non-trading purposes. We do not have any derivative instruments in place as of June 30, 2004 other than one of the conversion features embedded in each of our convertible notes, which are not material in value.

      The table below presents principal amounts, related interest rates by year of maturity and aggregate amounts as of June 30, 2004 for our fixed and variable rate debt obligations, including our 3.5% convertible notes, our 2.875% convertible notes, our international equipment facility and our tower financing obligations. We determined the fair values included in this section based on:

•	quoted market prices for our convertible notes;

•	carrying values for our international equipment facility as of June 30, 2004 as interest rates are reset periodically; and

•	carrying values for our tower financing obligations as interest rates were set recently when we entered into these transactions.

      The changes in the fair values of our debt compared to their fair values as of December 31, 2003 reflect changes in applicable market conditions. In addition, the table reflects the prepayment of $72.5 million in outstanding principal and related accrued interest under our international equipment facility in February 2004, as well as the payment of the remaining $52.6 million in outstanding principal and related accrued interest under this facility in July 2004. The table also reflects the extinguishment of substantially all of our senior secured discount notes in March 2004 and the defeasance of the remaining amount under these notes in July 2004. All of the information in the table is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows associated with our long-term debt are denominated in U.S. dollars (US$), Mexican pesos (MP) and Brazilian reais (BR).

	Year of Maturity						June 30, 2004		December 31, 2003

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value	Total	Fair Value

	(dollars in thousands)
Long-Term Debt:
Fixed Rate (US$)	$—	$—	$—	$—	$—	$480,000	$480,000	$562,200	$360,821	$383,580
Average Interest Rate	—	—	—	—	—	3.1%	3.1%		8.3%
Fixed Rate (MP)	$1,488	$1,758	$2,079	$2,461	$2,914	$65,784	$76,484	$76,484	$71,204	$71,204
Average Interest Rate	17.2%	17.2%	17.2%	17.2%	17.2%	17.2%	17.2%		17.8%
Fixed Rate (BR)	$173	$231	$309	$414	$555	$30,881	$32,563	$32,563	$31,880	$31,880
Average Interest Rate	28.3%	28.3%	28.3%	28.3%	28.3%	28.3%	28.3%		28.4%
Variable Rate (US$)	$52,493	$—	$—	$—	$—	$—	$52,493	$52,493	$125,000	$125,000
Average Interest Rate	6.2%	—	—	—	—	—	6.2%		6.2%

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

      As of the end of the period covered in this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and in our operating companies, including our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, these officers concluded that our disclosure controls and procedures were effective. Our management teams are also responsible for establishing and maintaining adequate internal controls over our financial reporting. There were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION.

Item 1.     Legal Proceedings.

      We and/or our operating companies are parties to certain legal proceedings that are described in our 2003 annual report on Form 10-K. During the three months ended June 30, 2004, there were no material changes in the status of or developments regarding those legal proceedings that have not been previously disclosed in our 2003 annual report on Form 10-K and our quarterly report on Form 10-Q for the quarter ended March 31, 2004.

Item 4.     Submission of Matters to a Vote of Security Holders.

(a)	Our Annual Meeting of Stockholders was held on Tuesday, April 28, 2004.

      (b) Not applicable.

(c)	The common stockholders voted for the election of two (2) directors to serve for terms of three (3) years each, expiring on the date of the annual meeting in 2007 or until their successors are elected. In addition, Charles F. Wright was nominated and elected to the Board of Directors pursuant to Motorola Credit Corporation’s rights under the Special Director Preferred Stock. Mr. Wright was not subject to the vote of holders of our common stock. The results of the voting in these elections are set forth below.

Nominee	Votes For	Votes Withheld	Broker Non-votes

Steven P. Dussek	52,602,631	10,162,909	N/A
Steven M. Shindler	61,448,298	1,317,242	N/A
Charles F. Wright	1	—	N/A

      The terms of office of the following directors continued after the meeting:

Class of 2005	Class of 2006

Neal P. Goldman	George A. Cope
Charles M. Herington	Carolyn Katz
John W. Risner	Donald E. Morgan

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

Item 6.     Exhibits and Reports on Form 8-K.

      (a) List of Exhibits.

Exhibit
Number	Exhibit Description

12.1	Ratio of Earnings to Fixed Charges.
15.1	Awareness Letter of PricewaterhouseCoopers LLP.
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

      (b) Reports on Form 8-K.

We filed or furnished the following reports on Form 8-K with the Securities and Exchange Commission during the three months ended June 30, 2004:

•	On April 16, 2004, we filed a Current Report on Form 8-K, dated April 15, 2004, which reported under Item 5 a detail of fees billed and expected to be billed by PricewaterhouseCoopers LLP for professional services rendered for the audit of our annual financial statements for 2003, as well as fees billed for audit-related services, tax services and all other services rendered for 2003;

•	On April 29, 2004, we furnished a Current Report on Form 8-K, dated April 29, 2004, which furnished under Item 12 a press release announcing certain financial and operating results for the three months ended March 31, 2004; and

•	On May 13, 2004, we filed a Current Report on Form 8-K, dated March 12, 2004, which reported under Item 5 the coverage of an additional 23,122,566 shares of our common stock resulting from the three-for-one split of our common shares which were initially registered in connection with the filing of our Registration Statement on Form S-1 dated December 20, 2002.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ RICARDO L. ISRAELE

Ricardo L. Israele Vice President and Controller (On Behalf of the Company and as Principal Accounting Officer)

Date: August 6, 2004

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

12.1	Ratio of Earnings to Fixed Charges.
15.1	Awareness Letter of PricewaterhouseCoopers LLP.
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.