Form 10-Q
period 2004-09-30
NII HOLDINGS INC
filed 2004-11-15
CIK 1037016

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-32421

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

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☑          No ☐

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on October 29, 2004

Common Stock, $0.001 par value per share	69,830,705

NII HOLDINGS, INC. AND SUBSIDIARIES

EXPLANATORY NOTE

      This quarterly report on Form 10-Q includes our unaudited condensed consolidated balance sheets as of September 30, 2004 and December 31, 2003 (restated), our related condensed consolidated statements of operations and comprehensive income for each of the nine-month and three-month periods ended September 30, 2004 and 2003 (restated), and our condensed consolidated statements of changes in stockholders’ equity and of cash flows for the nine-month periods ended September 30, 2004 and 2003 (restated). The restatement in the unaudited financial statements relates to the correction of bookkeeping errors in two liability accounts at our operating company in Mexico and to changes in the accounting for the reversal of valuation allowances for deferred tax assets at certain of our operating companies and is more fully described in Part I herein under “Item 1. Financial Statements — Unaudited,” including Notes 2 and 7 to our unaudited condensed consolidated financial statements included therein, and under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I — FINANCIAL INFORMATION.

Item 1.	Financial Statements — Unaudited.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2004 and December 31, 2003
(in thousands)
Unaudited

	September 30,	December 31,
	2004	2003

		Restated
ASSETS
Current assets
Cash and cash equivalents	$294,691	$405,406
Short-term investments	41,769	—
Accounts receivable, less allowance for doubtful accounts of
$8,309 and $9,020	147,085	120,557
Handset and accessory inventory, net	36,316	21,138
Prepaid expenses and other	71,903	63,267

Total current assets	591,764	610,368
Property, plant and equipment, net of accumulated depreciation of $110,870 and $55,921	467,937	366,795
Intangible assets, net of accumulated amortization of $37,317 and $34,132	42,294	71,862
Deferred income taxes, net	39,967	36,561
Other assets	57,985	27,430

Total assets	$1,199,947	$1,113,016

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, accrued expenses and other	$210,409	$186,700
Deferred revenues	38,078	32,040
Accrued interest	1,747	5,022
Due to related parties	18,664	13,460
Current portion of long-term debt	1,783	1,466

Total current liabilities	270,681	238,688
Long-term debt, including $0 and $168,067 due to related parties	591,847	535,290
Deferred revenues	43,575	45,968
Other long-term liabilities	73,310	76,247

Total liabilities	979,413	896,193

Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, 69,831 shares issued and outstanding — 2004, 68,883 shares issued and outstanding — 2003	70	69
Paid-in capital	182,318	164,705
Deferred compensation	(14,002)	—
Retained earnings	108,278	104,572
Accumulated other comprehensive loss	(56,130)	(52,523)

Total stockholders’ equity	220,534	216,823

Total liabilities and stockholders’ equity	$1,199,947	$1,113,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
For the Nine and Three Months Ended September 30, 2004 and 2003
(in thousands, except per share amounts)
Unaudited

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

		Restated		Restated
Operating revenues
Service and other revenues	$853,836	$644,427	$299,021	$234,996
Digital handset and accessory sales revenues	43,702	31,147	17,129	11,234

	897,538	675,574	316,150	246,230

Operating expenses
Cost of service (exclusive of depreciation included below)	229,369	169,834	83,726	69,491
Cost of digital handset and accessory sales	143,197	91,348	50,663	32,563
Selling, general and administrative	281,913	228,466	99,431	77,268
Depreciation	58,495	32,030	20,076	13,101
Amortization	3,689	24,150	473	7,301

	716,663	545,828	254,369	199,724

Operating income	180,875	129,746	61,781	46,506

Other income (expense)
Interest expense	(38,514)	(49,207)	(11,586)	(18,284)
Interest income	9,243	7,056	3,632	1,828
(Loss) gain on early extinguishment of debt, net (Note 5)	(79,327)	22,404	—	22,404
Foreign currency transaction gains (losses), net	75	14,157	46	(3,365)
Other expense, net	(461)	(8,603)	(1,727)	(1,557)

	(108,984)	(14,193)	(9,635)	1,026

Income before income tax provision	71,891	115,553	52,146	47,532
Income tax provision	(68,185)	(65,820)	(23,915)	(18,583)

Net income	$3,706	$49,733	$28,231	$28,949

Net income per common share, basic (Note 1)	$0.05	$0.81	$0.41	$0.46

Net income per common share, diluted (Note 1)	$0.05	$0.77	$0.38	$0.44

Weighted average number of common shares outstanding, basic	69,500	61,449	69,705	62,695

Weighted average number of common shares outstanding, diluted	72,398	64,711	79,196	65,692

Comprehensive income
Foreign currency translation adjustment	$(3,607)	$(38,299)	$2,094	$(14,550)
Unrealized loss on cash flow hedge	—	—	—	5,311

Other comprehensive (loss) income	(3,607)	(38,299)	2,094	(9,239)
Net income	3,706	49,733	28,231	28,949

	$99	$11,434	$30,325	$19,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2004 and 2003
(in thousands)

Unaudited

						Accumulated
	Common Stock					Other
			Paid-in	Deferred	Retained	Comprehensive
	Shares	Amount	Capital	Compensation	Earnings	Loss	Total

Balance, January 1, 2004 — Restated	68,883	$69	$164,705	$—	$104,572	$(52,523)	$216,823
Net income	—	—	—	—	3,706	—	3,706
Other comprehensive loss	—	—	—	—	—	(3,607)	(3,607)
Issuance of restricted stock	—	—	16,295	(16,295)	—	—	—
Amortization of restricted stock expense	—	—	—	2,293	—	—	2,293
Stock option expense	—	—	213	—	—	—	213
Exercise of stock options	948	1	1,105	—	—	—	1,106

Balance, September 30, 2004	69,831	$70	$182,318	$(14,002)	$108,278	$(56,130)	$220,534

						Accumulated
	Common Stock					Other
			Paid-in	Deferred	Retained	Comprehensive
	Shares	Amount	Capital	Compensation	Earnings	Loss	Total

Balance, January 1, 2003 — Restated	60,000	$60	$49,138	$—	$32,666	$(345)	$81,519
Net income	—	—	—	—	49,733	—	49,733
Other comprehensive loss	—	—	—	—	—	(38,299)	(38,299)
Exercise of stock options	1,815	2	1,513	—	—	—	1,515
Public offering, net	6,000	6	113,115	—	—	—	113,121

Balance, September 30, 2003 — Restated	67,815	$68	$163,766	$—	$82,399	$(38,644)	$207,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2004 and 2003
(in thousands)
Unaudited

	2004	2003

		Restated
Cash flows from operating activities
Net income	$3,706	$49,733
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on early extinguishment of debt, net	79,327	(22,404)
Amortization of debt financing costs and accretion of senior discount notes	6,413	18,602
Depreciation and amortization	62,184	56,180
Provision for losses on accounts receivable	4,263	5,636
Provision for losses on inventory	1,804	1,657
Foreign currency transaction gains, net	(75)	(14,157)
Deferred income tax provision	28,400	47,165
Loss on disposal of property, plant and equipment	696	1,303
Noncash stock compensation	2,506	—
Other, net	(1,899)	385
Change in assets and liabilities:
Accounts receivable, gross	(30,816)	(19,337)
Handset and accessory inventory, gross	(17,042)	(6,713)
Prepaid expenses and other	(11,485)	4,602
Other long-term assets	(18,887)	2,597
Accounts payable, accrued expenses and other	(303)	17,478
Current deferred revenue	6,038	7,007
Due to related parties	5,204	(12,199)
Other long-term liabilities	607	21,874
Proceeds from spectrum sharing agreement with Nextel Communications	—	25,000

Net cash provided by operating activities	120,641	184,409

Cash flows from investing activities
Capital expenditures	(148,256)	(158,910)
Purchases of short-term investments	(41,769)	—
Payments for acquisitions, purchases of licenses and other	(2,791)	(39,786)

Net cash used in investing activities	(192,816)	(198,696)

Cash flows from financing activities
Proceeds from stock option exercises	1,106	1,515
Gross proceeds from issuance of convertible notes	300,000	180,000
Repayments of senior secured discount notes	(211,212)	(186,000)
Repayments under long-term credit facilities and other	(125,000)	—
Net proceeds from sale of common stock	—	113,121
Repayments under capital lease and financing obligations	(1,172)	—
Payment of debt financing costs	(8,538)	(5,228)
Gross proceeds from towers financing transactions	11,600	88,672
Transfers to restricted cash	(5,901)	—

Net cash (used in) provided by financing activities	(39,117)	192,080

Effect of exchange rate changes on cash and cash equivalents	577	1,505

Net (decrease) increase in cash and cash equivalents	(110,715)	179,298
Cash and cash equivalents, beginning of period	405,406	231,161

Cash and cash equivalents, end of period	$294,691	$410,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Unaudited

Note 1. Basis of Presentation

      General. Our unaudited condensed consolidated financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission. While they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, they reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for interim periods.

      Subject to the summary restatement provided in Note 2, you should read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2003 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004. You should not expect results of operations of interim periods to be an indication of the results for a full year.

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

      The accounts of our consolidated non-U.S. operating companies are presented utilizing balances as of a date one month earlier than the accounts of our parent company, U.S. subsidiaries and our non-operating non-U.S. subsidiaries to ensure timely reporting of consolidated results. As a result, the financial position and results of operations of each of our operating companies in Mexico, Brazil, Argentina, Peru and Chile are presented as of and for the nine and three months ended August 31, 2004 and 2003, respectively. In contrast, financial information relating to our parent company, U.S. subsidiaries and our non-operating non-U.S. subsidiaries is presented as of and for the nine and three months ended September 30, 2004 and 2003.

      On February 26, 2004, we announced a 3-for-1 common stock split, which was effected in the form of a stock dividend that was paid on March 22, 2004 to holders of record as of March 12, 2004. As a result of this stock split, we retroactively restated all historical share and earnings per share data, par value and additional paid-in capital balances included in our financial statements.

      Restatement of Previously Issued Consolidated Financial Statements. Subsequent to the filing of our quarterly report on Form 10-Q for the quarter ended June 30, 2004, we identified bookkeeping errors in two current liability accounts at our operating company in Mexico and reversals of valuation allowances on deferred tax assets at certain operating companies that were not reported properly. As a result, we are restating our financial statements for the three-month and nine-month periods ended September 30, 2003 in this quarterly report on Form 10-Q. Additionally, we will restate the financial statements included in our annual report on Form 10-K for the year ended December 31, 2003, with comparable restated 2002 financial information, and the financial statements included in our quarterly reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004, with comparable restated 2003 financial information, through amended filings as soon as practicable (see Note 2). We can give no assurance as to when the amended filings of previously issued financial statements will be concluded. Accordingly, and as stated in our Form 8-K dated October 28, 2004, our historical financial statements included in our annual report on Form 10-K for the year ended December 31, 2003, including the comparative 2002 financial information, and the financial statements included in our quarterly reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004, including the comparative 2003 financial information, should not be relied upon.

      Short-Term Investments. Short-term investments primarily include commercial paper and government-backed securities with original maturities greater than 90 days and less than one year at the time of purchase. We classify our short-term investments as available-for-sale and report them at market value. We report

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

unrealized gains and losses, net of income taxes, as other comprehensive income or loss. We report realized gains or losses, as determined on a specific identification basis, and other-than-temporary declines in value, if any, on available-for-sale securities in interest income or interest expense.

      Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss represents a cumulative foreign currency translation adjustment of $56.1 million as of September 30, 2004 and $52.5 million as of December 31, 2003.

Supplemental Cash Flow Information.

	Nine Months Ended
	September 30,

	2004	2003

		Restated

	(in thousands)
Capital expenditures
Cash paid for capital expenditures, including capitalized interest	$148,256	$158,910
Changes in capital expenditures accrued and unpaid or financed	12,484	(2,684)

	$160,740	$156,226

Interest costs
Interest expense	$38,514	$49,207
Interest capitalized	1,720	4,958

	$40,234	$54,165

Cash paid for interest, net of amounts capitalized	$24,662	$34,437

Cash paid for income taxes	$29,295	$13,239

Cash paid for reorganization items included in operating activities	$—	$2,503

      Net Income Per Common Share, Basic and Diluted. Basic net income per common share includes no dilution and is computed by dividing the net income by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution of securities that could participate in our earnings. As presented for the nine months ended September 30, 2004, our diluted net income per share calculation includes common shares resulting from shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans and our restricted stock, but does not include common shares resulting from the potential conversion of our 3.5% convertible notes (see Note 5) since their effect would have been antidilutive to our net income per share for this period. In addition, we did not include the common shares resulting from the potential conversion of our 2.875% convertible notes as these notes have not met the criteria for conversion into shares of common stock.

      As presented for the three months ended September 30, 2004, our calculation of diluted net income per share includes the common shares resulting from the potential conversion of our 3.5% convertible notes (see Note 5), as well as the common shares resulting from shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans and our restricted stock. We did not include shares related to stock option grants that are antidilutive in our calculation of diluted earnings per share for the three months ended September 30, 2004. In addition, we did not include the common shares resulting from the potential conversion of our 2.875% convertible notes as these notes have not met the criteria for conversion into shares of common stock.

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

      The following tables provide a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our consolidated statements of operations and comprehensive income for the nine and three months ended September 30, 2004 and 2003:

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003

	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

				Restated		Restated

	(in thousands, except per share data)
Basic net income per share:
Net income	$3,706	69,500	$0.05	$49,733	61,449	$0.81

Effect of dilutive securities:
Stock options	—	2,898		—	3,262

Diluted net income per share:
Net income	$3,706	72,398	$0.05	$49,733	64,711	$0.77

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003

	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

				Restated		Restated

	(in thousands, except per share data)
Basic net income per share:
Net income	$28,231	69,705	$0.41	$28,949	62,695	$0.46

Effect of dilutive securities:
Stock options	—	2,741		—	2,997
3.5% convertible notes	1,575	6,750		—	—

Diluted net income per share:
Net income	$29,806	79,196	$0.38	$28,949	65,692	$0.44

      Stock-Based Compensation. We currently sponsor two equity incentive plans. In addition to our 2002 Management Incentive Plan, in February 2004, our Board of Directors approved the 2004 Incentive Compensation Plan (the Plan), which provides us with the opportunity to compensate selected employees with stock options, stock appreciation rights (SAR), stock awards, performance share awards, incentive awards, and/or stock units. A stock option entitles the optionee to purchase shares of common stock from us at the specified exercise price. A SAR entitles the holder to receive the excess of the fair market value of each share of common stock encompassed by such SAR over the initial value of such share as determined on the date of grant. Stock awards consist of awards of common stock, subject to certain restrictions specified in the Plan. An award of performance shares entitles the participant to receive cash, shares of common stock, stock units, or a combination thereof if certain requirements are satisfied. An incentive award is a cash-denominated award that entitles the participant to receive a payment in cash or common stock, stock units, or a combination thereof. Stock units are awards stated with reference to a specified number of shares of common stock that entitle the holder to receive a payment for each stock unit equal to the fair market value of a share of common stock on the date of payment. All grants or awards made under the Plan are governed by written agreements between us and the participants.

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

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

Under APB Opinion No. 25, compensation expense is based on the intrinsic value on the measurement date, calculated as the difference between the fair value of the common stock and the relevant exercise price. The fair value of the restricted shares on the grant date was $16.3 million, which we are amortizing on a straight-line basis over the three year vesting period. We recognized compensation expense of $2.3 million and $1.4 million for the nine and three months ended September 30, 2004 related to the restricted shares. Additionally, we recognized $0.2 million in stock-based employee compensation cost related to our employee stock options as a result of accelerated vesting on certain options for the nine months ended September 30, 2004. No other stock-based employee compensation cost related to our employee stock options is reflected in net income as the relevant exercise price of the options issued was equal to the fair value on the date of the grant.

      The following table illustrates the effect on net income and net income per common share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123,” to stock-based employee compensation.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

		Restated		Restated

	(in thousands, except per share data)
Net income, as reported	$3,706	$49,733	$28,231	$28,949
Add:
Stock-based employee compensation expense included in reported net income, net of related tax effects	2,506	—	1,357	—
Deduct:
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(7,627)	(679)	(4,127)	(249)

Pro forma net (loss) income	$(1,415)	$49,054	$25,461	$28,700

Net income per share:
Basic — as reported	$0.05	$0.81	$0.41	$0.46

Basic — pro forma	$(0.02)	$0.80	$0.37	$0.46

Diluted — as reported	$0.05	$0.77	$0.38	$0.44

Diluted — pro forma	$(0.02)	$0.76	$0.34	$0.44

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

      In March 2004, the Emerging Issues Task Force, or EITF, reached a final consensus on Issue No. 03-6, “Participating Securities and the Two — Class Method Under FASB Statement No. 128, Earnings Per Share.” Issue No. 03-6 addresses a number of questions regarding the computation of earnings per share (EPS) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-6 is effective for the fiscal quarter ended June 30, 2004. The adoption of EITF 03-6 did not have a material impact on our basic or diluted earnings per share.

      In September 2004, the EITF reached a final consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” Issue No. 04-8 states that contingently convertible debt should be included in diluted earnings per share computations, if dilutive, regardless of whether the market price trigger or other contingent feature has been met. EITF 04-8 is effective for all periods ending after December 15, 2004 and will be applied by retroactively restating previously reported EPS. We plan to adopt EITF 04-8 in the fourth quarter of 2004. The adoption of EITF 04-8 will require us to include the additional common shares associated with the conversion of our 2.875% convertible notes in diluted earnings per share computations, if dilutive, and will also require us to present our previously reported EPS on a comparable basis, regardless of whether the market price trigger or other contingent feature has been met.

Note 2. Restatement of Previously Issued Financial Statements

      Subsequent to the filing of our quarterly report on Form 10-Q for the three- and six-month periods ended June 30, 2004, we identified bookkeeping errors in two liability accounts at our operating company in Mexico. These errors originated in the third quarter of 2002 and occurred through the second quarter of 2004. The identification of these bookkeeping errors occurred as a result of our ongoing review of Nextel Mexico’s internal accounts and records in order to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

      The nature of the errors relate to the following main areas:

•	Foreign currency adjustments — Some of our foreign currency transaction gains and losses were double-recorded through a combination of manual entries and system-generated automatic entries recorded upon payment of U.S. dollar denominated payables;

•	Accounts receivable adjustments — During periodic reconciliations between the accounts receivables subsidiary ledger and the general ledger, unreconciled differences related to returned checks, manual adjustments and other items were reclassified to the current liability account, but not reversed from the liability account upon proper resolution of these differences; and

•	Audit adjustments — A number of audit adjustments were recorded in 2002 to a current liability account but then not reversed from the liability account appropriately, causing unreconciled differences.

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

      The cumulative amount of the errors recorded in the current liability accounts as of June 30, 2004 was $5.9 million, of which $2.8 million and $3.4 million impact our balance sheet and cumulative statement of operations, respectively, excluding $0.3 million due to translation at period-end exchange rates.

      Separately, we recently determined the reversal of certain valuation allowances on deferred tax assets that were established at the time of our application of fresh-start accounting were not correctly reported in our consolidated financial statements for subsequent periods. For the two-month period ended December 31, 2002, the year ended December 31, 2003 and the six-month period ended June 30, 2004, we released valuation allowances which reduced the provision for income taxes. In accordance with the American Institute of Certified Public Accountants’ Statement of Position, or SOP, 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” the reversal of valuation allowances established in fresh-start accounting should first reduce intangible assets until fully exhausted, followed by increases to paid-in capital, if necessary.

      The cumulative amount of the errors related to the release of valuation allowances on deferred tax assets as of June 30, 2004 was a $126.3 million overstatement of intangible assets, a $3.4 million understatement of non-current deferred tax assets, a $24.4 million overstatement of amortization expense due to reductions in the carrying values of intangible assets and a $148.3 million understatement of income tax provision. These errors do not impact the amount of cash taxes that were required to be paid in any of our markets, nor do they impact the future payment of taxes in any of our markets.

      As a result of these errors, we are restating our previously issued financial statements, as described below, in order to correct these errors in the periods during which they originated.

      The following tables present the effects of the restatement adjustments on our previously reported 2003 condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2003 and on our previously reported consolidated balance sheet as of December 31, 2003:

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

2003 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended				For the Three Months Ended
	September 30, 2003				September 30, 2003

	Successor Company				Successor Company

	As			As	As			As
	Reported	Adjustment		Restated	Reported	Adjustment		Restated

	(in thousands, except per share amounts)
Operating revenues	$675,574	$—		$675,574	$246,230	$—		$246,230

Operating expenses
Cost of service	169,834	—		169,834	69,491	—		69,491
Cost of digital handset and accessory sales	91,348	—		91,348	32,563	—		32,563
Selling, general and administrative	228,298	168	(a)	228,466	77,843	(575	)(a)	77,268
Depreciation	32,339	(309	)(b)	32,030	13,204	(103	)(b)	13,101
Amortization	28,651	(4,501	)(c)	24,150	9,901	(2,600	)(c)	7,301

Total operating expenses	550,470	(4,642)		545,828	203,002	(3,278)		199,724

Operating income	125,104	4,642		129,746	43,228	3,278		46,506

Other income (expense)
Gain on early extinguishment of debt, net	22,404	—		22,404	22,404	—		22,404
Foreign currency transaction gains (losses), net	10,750	3,407	(d)	14,157	(4,216)	851	(d)	(3,365)
Interest expense and all other non-operating expenses, net	(50,754)	—		(50,754)	(18,013)	—		(18,013)

Total other (expense) income	(17,600)	3,407		(14,193)	175	851		1,026

Income before income tax provision	107,504	8,049		115,553	43,403	4,129		47,532
Income tax provision	(18,653)	(47,167	)(e)	(65,820)	(5,608)	(12,975	)(e)	(18,583)

Net income	$88,851	$(39,118)		$49,733	$37,795	$(8,846)		$28,949

Net income per common share, basic	$1.45	$(0.64)		$0.81	$0.60	$(0.14)		$0.46

Net income per common share, diluted	$1.37	$(0.60)		$0.77	$0.58	$(0.14)		$0.44

Weighted average number of common shares outstanding, basic	61,449	—		61,449	62,695	—		62,695

Weighted average number of common shares outstanding, diluted	64,711	—		64,711	65,692	—		65,692

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

      The statements of operations components changed, as reflected in the “Adjustment” column above, as a result of the following restatement adjustments:

		Nine Months Ended	Three Months Ended
		September 30, 2003	September 30, 2003

(a)	Selling, general and administrative
	Mexico bookkeeping errors	$168	$(575)

	Net increase (decrease)	$168	$(575)

(b)	Depreciation
	Mexico bookkeeping errors	$(309)	$(103)

	Net decrease	$(309)	$(103)

(c)	Amortization
	Mexico bookkeeping errors	$(297)	$(99)
	Release of deferred tax asset valuation allowance	(4,204)	(2,501)

	Net decrease	$(4,501)	$(2,600)

(d)	Foreign currency transaction gains (losses), net
	Mexico bookkeeping errors	$3,407	$851

	Net increase	$3,407	$851

(e)	Income tax provision
	Release of deferred tax asset valuation allowance	$(47,167)	$(12,975)

	Net increase	$(47,167)	$(12,975)

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

2003 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

	As of December 31, 2003

	Successor Company

	As Reported	Adjustment		As Restated

	(in thousands)
ASSETS
Current assets	$608,070	$2,298	(f)	$610,368
Property, plant and equipment, net	368,561	(1,766	)(g)	366,795
Intangible assets, net	193,976	(122,114	)(h)	71,862
Deferred income taxes, net	36,382	179	(i)	36,561
Other assets	27,430	—		27,430

Total assets	$1,234,419	$(121,403)		$1,113,016

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses and other	$195,460	$(8,760	)(j)	$186,700
Other current liabilities	51,988	—		51,988
Other long-term liabilities	657,505	—		657,505

Total liabilities	904,953	(8,760)		896,193

Stockholders’ equity
Common stock	69	—		69
Paid-in capital	164,705	—		164,705
Deferred compensation	—	—		—
Retained earnings	215,526	(110,954	)(k)	104,572
Accumulated other comprehensive loss	(50,834)	(1,689	)(l)	(52,523)

Total stockholders’ equity	329,466	(112,643)		216,823

Total liabilities and stockholders’ equity	$1,234,419	$(121,403)		$1,113,016

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

      The balance sheet components changed, as reflected in the “Adjustment” column above, as a result of the following restatement adjustments:

		As of
		December 31, 2003

(f)	Current assets
	Release of deferred tax asset valuation allowance	$2,298

	Net increase	$2,298

(g)	Property, plant and equipment, net
	Mexico bookkeeping errors	$(1,766)

	Net decrease	$(1,766)

(h)	Intangible assets, net
	Mexico bookkeeping errors	$(1,781)
	Release of deferred tax asset valuation allowance	(120,333)

	Net decrease	$(122,114)

(i)	Deferred income taxes, net
	Release of deferred tax asset valuation allowance	$179

	Net increase	$179

(j)	Accounts payable, accrued expenses and other
	Mexico bookkeeping errors	$(8,760)

	Net decrease	$(8,760)

(k)	Retained earnings
	Mexico bookkeeping errors	$5,199
	Release of deferred tax asset valuation allowance	(116,153)

	Net decrease	$(110,954)

(l)	Accumulated other comprehensive loss
	Mexico bookkeeping errors	$(1,689)

	Net increase	$(1,689)

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

2003 UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2003

	Successor Company

	As Reported	Adjustment	As Restated

	(in thousands)
Cash flows from operating activities	$181,196	$3,213	$184,409
Cash flows from investing activities	(195,483)	(3,213)	(198,696)
Cash flows from financing activities	192,080	—	192,080

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

      In addition, we will restate the financial statements included in our annual report on Form 10-K for the year ended December 31, 2003, with comparable restated 2002 financial information, and the financial statements included in our quarterly reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004, with comparable restated 2003 financial information, through amended filings as soon as practicable. A summary of this financial information on an as reported and as restated basis for the impacted periods is as follows:

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (BY YEAR)

	For the Year Ended			For the Two Months Ended			For the Ten Months Ended
	December 31, 2003			December 31, 2002			October 31, 2002

	Successor Company			Successor Company			Predecessor Company

	As		As	As		As			As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated	As Reported	Adjustment	Restated

	(in thousands, except per share amounts)
Operating revenues	$938,687	$—	$938,687	$143,278	$—	$143,278	$637,095	$—	$637,095

Operating expenses
Cost of service	240,021	—	240,021	29,929	—	29,929	164,995	—	164,995
Cost of digital handset and accessory sales	134,259	—	134,259	19,569	—	19,569	87,582	—	87,582
Selling, general and administrative	316,470	1,582	318,052	46,483	(1,186)	45,297	262,344	(4,572)	257,772
Impairment, restructuring and other charges	—	—	—	—	—	—	15,808	—	15,808
Depreciation	48,611	(408)	48,203	4,695	(69)	4,626	55,758	—	55,758
Amortization	38,631	(8,087)	30,544	6,380	(69)	6,311	9,219	—	9,219

Total operating expenses	777,992	(6,913)	771,079	107,056	(1,324)	105,732	595,706	(4,572)	591,134

Operating income	160,695	6,913	167,608	36,222	1,324	37,546	41,389	4,572	45,961

Other income (expense)
Gain on early extinguishment of debt, net	22,404	—	22,404	—	—	—	101,598	—	101,598
Foreign currency transaction gains (losses), net	6,457	3,403	9,860	1,357	1,246	2,603	(183,136)	—	(183,136)
Interest expense and all other non-operating (expenses) income, net	(65,925)	—	(65,925)	(10,229)	—	(10,229)	2,023,654	(4,572)	2,019,082

Total other (expense) income	(37,064)	3,403	(33,661)	(8,872)	1,246	(7,626)	1,942,116	(4,572)	1,937,544

Income from continuing operations before income tax benefit (provision)	123,631	10,316	133,947	27,350	2,570	29,920	1,983,505	—	1,983,505
Income (loss) from discontinued operations, net of tax	—	—	—	19,665	—	19,665	(2,277)	—	(2,277)
Income tax benefit (provision)	49,329	(111,376)	(62,047)	(4,449)	(12,470)	(16,919)	(26,185)	—	(26,185)

Net income	$172,960	$(101,060)	$71,900	$42,566	$(9,900)	$32,666	$1,955,043	$—	$1,955,043

Net income per common share, basic	$2.74	$(1.60)	$1.14	$0.71	$(0.17)	$0.54	$7.23	$—	$7.23

Net income per common share, diluted	$2.54	$(1.48)	$1.06	$0.67	$(0.15)	$0.52	$7.23	$—	$7.23

Weighted average number of common shares outstanding, basic	63,129	—	63,129	60,000	—	60,000	270,382	—	270,382

Weighted average number of common shares outstanding, diluted	67,986	—	67,986	63,429	—	63,429	270,382	—	270,382

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

2004 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(BY QUARTER)

	For the Three Months Ended			For the Three Months Ended
	June 30, 2004			March 31, 2004

	Successor Company			Successor Company

	As		As	As		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated

	(in thousands, except per share amounts)
Operating revenues	$304,128	$—	$304,128	$277,260	$—	$277,260

Operating expenses
Cost of service	78,082	—	78,082	67,561	—	67,561
Cost of digital handset and accessory sales	51,680	—	51,680	40,854	—	40,854
Selling, general and administrative	93,524	13	93,537	86,040	2,907	88,947
Depreciation	20,113	(58)	20,055	18,430	(65)	18,365
Amortization	9,982	(8,509)	1,473	10,122	(8,380)	1,742

Total operating expenses	253,381	(8,554)	244,827	223,007	(5,538)	217,469

Operating income	50,747	8,554	59,301	54,253	5,538	59,791

Other income (expense)
Loss on early extinguishment of debt, net	—	—	—	(79,327)	—	(79,327)
Foreign currency transaction (losses) gains, net	(3,707)	223	(3,484)	2,896	617	3,513
Interest expense and all other non-operating expenses, net	(5,240)	—	(5,240)	(14,811)	—	(14,811)

Total other expense	(8,947)	223	(8,724)	(91,242)	617	(90,625)

Income (loss) before income tax provision	41,800	8,777	50,577	(36,989)	6,155	(30,834)
Income tax provision	(16,738)	(6,593)	(23,331)	(3,050)	(17,887)	(20,937)

Net income (loss)	$25,062	$2,184	$27,246	$(40,039)	$(11,732)	$(51,771)

Net income (loss) per common share, basic	$0.36	$0.03	$0.39	$(0.58)	$(0.17)	$(0.75)

Net income (loss) per common share, diluted	$0.34	$0.05	$0.36	$(0.58)	$(0.17)	$(0.75)

Weighted average number of common shares outstanding, basic	69,643	—	69,643	69,149	—	69,149

Weighted average number of common shares outstanding, diluted	79,130	—	79,130	69,149	—	69,149

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

2003 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (BY QUARTER)

	For the Three Months Ended			For the Three Months Ended			For the Three Months Ended			For the Three Months Ended
	December 31, 2003			September 30, 2003			June 30, 2003			March 31, 2003

	Successor Company			Successor Company			Successor Company			Successor Company

	As		As	As		As	As		As	As		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated	Reported	Adjustment	Restated	Reported	Adjustment	Restated

	(in thousands, except per share amounts)
Operating revenues	$263,113	$—	$263,113	$246,230	$—	$246,230	$225,951	$—	$225,951	$203,393	$—	$203,393

Operating expenses
Cost of service	70,187	—	70,187	69,491	—	69,491	54,458	—	54,458	45,885	—	45,885
Cost of digital handset and accessory sales	42,911	—	42,911	32,563	—	32,563	30,538	—	30,538	28,247	—	28,247
Selling, general and administrative	88,172	1,414	89,586	77,843	(575)	77,268	78,444	(9)	78,435	72,011	752	72,763
Depreciation	16,272	(99)	16,173	13,204	(103)	13,101	10,489	(104)	10,385	8,646	(102)	8,544
Amortization	9,980	(3,586)	6,394	9,901	(2,600)	7,301	9,283	(1,185)	8,098	9,467	(716)	8,751

Total operating expenses	227,522	(2,271)	225,251	203,002	(3,278)	199,724	183,212	(1,298)	181,914	164,256	(66)	164,190

Operating income	35,591	2,271	37,862	43,228	3,278	46,506	42,739	1,298	44,037	39,137	66	39,203

Other income (expense)
Gain on early extinguishment of debt, net	—	—	—	22,404	—	22,404	—	—	—	—	—	—
Foreign currency transaction (losses) gains, net	(4,293)	(2)	(4,295)	(4,216)	851	(3,365)	26,128	—	26,128	(11,162)	2,554	(8,608)
Interest expense and all other non- operating expenses, net	(15,171)	—	(15,171)	(18,013)	—	(18,013)	(18,788)	—	(18,788)	(13,953)	—	(13,953)

Total other (expense) income	(19,464)	(2)	(19,466)	175	851	1,026	7,340	—	7,340	(25,115)	2,554	(22,561)

Income before income tax benefit (provision)	16,127	2,269	18,396	43,403	4,129	47,532	50,079	1,298	51,377	14,022	2,620	16,642
Income tax benefit (provision)	67,982	(64,211)	3,771	(5,608)	(12,975)	(18,583)	(8,442)	(26,541)	(34,983)	(4,603)	(7,650)	(12,253)

Net income	$84,109	$(61,942)	$22,167	$37,795	$(8,846)	$28,949	$41,637	$(25,243)	$16,394	$9,419	$(5,030)	$4,389

Net income per common share, basic	$1.23	$(0.90)	$0.33	$0.60	$(0.14)	$0.46	$0.68	$(0.41)	$0.27	$0.16	$(0.09)	$0.07

Net income per common share, diluted	$1.16	$(0.85)	$0.31	$0.58	$(0.14)	$0.44	$0.65	$(0.40)	$0.25	$0.15	$(0.08)	$0.07

Weighted average number of common shares outstanding, basic	68,113	—	68,113	62,695	—	62,695	61,173	—	61,173	60,455	—	60,455

Weighted average number of common shares outstanding, diluted	72,389	—	72,389	65,692	—	65,692	64,452	—	64,452	63,923	—	63,923

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

2004 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2004			As of March 31, 2004
	Successor Company			Successor Company

	As		As	As		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated

	(in thousands)
ASSETS
Current assets	$622,693	$2,298	$624,991	$613,132	$2,298	$615,430
Property, plant and equipment, net	424,436	(1,641)	422,795	406,470	(1,700)	404,770
Intangible assets, net	175,301	(128,552)	46,749	188,453	(131,501)	56,952
Deferred income taxes, net	44,590	189	44,779	49,312	183	49,495
Other assets	43,736	—	43,736	37,545	—	37,545

Total assets	$1,310,756	$(127,706)	$1,183,050	$1,294,912	$(130,720)	$1,164,192

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable, accrued expenses and other	$189,522	$(6,762)	$182,760	$178,646	$(6,553)	$172,093
Other current liabilities	59,378		59,378	51,730	—	51,730
Other long-term liabilities	752,295	—	752,295	767,247	—	767,247

Total liabilities	1,001,195	(6,762)	994,433	997,623	(6,553)	991,070

Stockholders’ equity
Common stock	70	—	70	70	—	70
Paid-in capital	182,082	—	182,082	165,301	—	165,301
Deferred compensation	(15,360)	—	(15,360)	—	—	—
Retained earnings	200,549	(120,500)	80,049	175,487	(122,684)	52,803
Accumulated other comprehensive loss	(57,780)	(444)	(58,224)	(43,569)	(1,483)	(45,052)

Total stockholders’ equity	309,561	(120,944)	188,617	297,289	(124,167)	173,122

Total liabilities and stockholders’ equity	$1,310,756	$(127,706)	$1,183,050	$1,294,912	$(130,720)	$1,164,192

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

2003 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2003			As of June 30, 2003			As of March 31, 2003
	Successor Company			Successor Company			Successor Company

	As		As	As		As	As		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated	Reported	Adjustment	Restated

	(in thousands)
ASSETS
Current assets	$594,172	$—	$594,172	$511,905	$—	$511,905	$457,103	$—	$457,103
Property, plant and equipment, net	336,778	(1,864)	334,914	327,022	(1,966)	325,056	263,097	(2,069)	261,028
Intangible assets, net	202,016	(63,390)	138,626	179,743	(52,493)	127,250	180,258	(23,149)	157,109
Other assets	26,801	—	26,801	22,443	—	22,443	22,003	—	22,003

Total assets	$1,159,767	$(65,254)	$1,094,513	$1,041,113	$(54,459)	$986,654	$922,461	$(25,218)	$897,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses and other	$202,585	$(10,141)	$192,444	$211,795	$(8,759)	$203,036	$193,119	$(8,749)	$184,370
Other current liabilities	72,334	—	72,334	87,737	—	87,737	81,427	—	81,427
Deferred income taxes, net	4,655	(3,523)	1,132	4,288	(3,030)	1,258	4,311	(1,331)	2,980
Other long-term liabilities	621,014	—	621,014	620,046	—	620,046	563,145	—	563,145

Total liabilities	900,588	(13,664)	886,924	923,866	(11,789)	912,077	842,002	(10,080)	831,922

Stockholders’ equity
Common stock	68	—	68	62	—	62	61	—	61
Paid-in capital	163,766	—	163,766	50,464	—	50,464	49,768	—	49,768
Retained earnings	131,411	(49,012)	82,399	93,622	(40,166)	53,456	51,985	(14,923)	37,062
Accumulated other comprehensive loss	(36,066)	(2,578)	(38,644)	(26,901)	(2,504)	(29,405)	(21,355)	(215)	(21,570)

Total stockholders’ equity	259,179	(51,590)	207,589	117,247	(42,670)	74,577	80,459	(15,138)	65,321

Total liabilities and stockholders’ equity	$1,159,767	$(65,254)	$1,094,513	$1,041,113	$(54,459)	$986,654	$922,461	$(25,218)	$897,243

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

2002 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

	As of December 31, 2002
	Successor Company

	As		As
	Reported	Adjustment	Restated

	(in thousands)
ASSETS
Current assets	$395,603	$—	$395,603
Property, plant and equipment, net	230,208	(2,172)	228,036
Intangible assets, net	200,098	(15,502)	184,596
Other assets	23,008	—	23,008

Total assets	$848,917	$(17,674)	$831,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses and other	$176,736	$(6,921)	$169,815
Other current liabilities	75,528	—	75,528
Deferred income taxes, net	4,387	(858)	3,529
Other long-term liabilities	500,852	—	500,852

Total liabilities	757,503	(7,779)	749,724

Stockholders’ equity
Common stock	60	—	60
Paid-in capital	49,138	—	49,138
Retained earnings	42,566	(9,900)	32,666
Accumulated other comprehensive loss	(350)	5	(345)

Total stockholders’ equity	91,414	(9,895)	81,519

Total liabilities and stockholders’ equity	$848,917	$(17,674)	$831,243

Note 3.	Supplemental Balance Sheet Information

      Prepaid Expenses and Other. The components of our prepaid expenses and other are as follows:

	September 30,	December 31,
	2004	2003

		Restated

	(in thousands)
Value added tax receivables, current	$17,129	$22,596
Advances to suppliers	4,940	8,050
Current deferred income taxes, net	2,618	4,139
Insurance claims	3,077	4,853
Prepaid income taxes	3,365	4,470
Other prepaid expenses	40,774	19,159

	$71,903	$63,267

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

      Accounts Payable, Accrued Expenses and Other. The components of our accounts payable, accrued expenses and other are as follows:

	September 30,	December 31,
	2004	2003

		Restated

	(in thousands)
Accrued income taxes and income taxes payable	$747	$4,248
Accrued non-income based taxes	40,651	32,921
Accrued payroll, commissions and related items	34,075	32,816
Accrued expenses and amounts payable related to network system and information technology	40,275	40,907
Accrued capital expenditures and capital expenditure related payables	27,735	19,026
Customer deposits	16,032	11,485
Accrued non-income tax and other contingencies	5,285	6,676
Other	45,609	38,621

	$210,409	$186,700

     Other Long-Term Liabilities. The components of our other long-term liabilities are as follows:

	September 30,	December 31,
	2004	2003

		Restated

	(in thousands)
Non-income tax and other contingencies	$60,231	$69,627
Asset retirement obligations	3,627	3,021
Capital lease obligations	4,817	—
Other long-term liabilities	4,635	3,599

	$73,310	$76,247

Note 4. Intangible Assets

      Our intangible assets consist of our licenses, customer base and tradename, all of which have finite useful lives, as follows:

	September 30, 2004			December 31, 2003

	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value

				Restated	Restated	Restated

	(in thousands)
Amortized intangible assets:
Licenses	$50,070	$(8,847)	$41,223	$73,260	$(5,669)	$67,591
Customer base	27,360	(27,175)	185	28,341	(27,470)	871
Tradename	2,181	(1,295)	886	4,393	(993)	3,400

Total intangible assets	$79,611	$(37,317)	$42,294	$105,994	$(34,132)	$71,862

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

      Based solely on the carrying amount of amortized intangible assets existing as of September 30, 2004 and current exchange rates, we estimate amortization expense for each of the next five years ending December 31 to be as follows (in thousands):

Estimated
Amortization
Years	Expense

2004	$6,805
2005	9,438
2006	3,396
2007	2,730
2008	2,730

      Actual amortization expense to be reported in future periods could differ from these estimates as a result of changes in exchange rates, releases of tax valuation allowances and other relevant factors. During the nine and three months ended September 30, 2004, we did not acquire, dispose of or write down any goodwill or intangible assets with indefinite useful lives.

Note 5.	Debt

	September 30,	December 31,
	2004	2003

		Restated

	(In thousands)
3.5% convertible notes due 2033	$180,000	$180,000
2.875% convertible notes due 2034	300,000	—
13.0% senior secured discount notes due 2009, net of
unamortized discount of $14 and $52,196	40	128,625
International equipment facility	—	125,000
Tower financing obligations	113,590	103,131

Total debt	593,630	536,756
Less: current portion	(1,783)	(1,466)

	$591,847	$535,290

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

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

      The 3.5% notes are convertible, at the option of the holder, into shares of our common stock at an adjusted conversion rate of 37.5 shares per $1,000 principal amount of notes, or 6,750,000 aggregate common shares, at a conversion price of about $26.67 per share. The 3.5% notes are convertible, subject to adjustment, at any time prior to the close of business on the final maturity date under any of the following circumstances:

•	during any fiscal quarter commencing after December 31, 2003, if the closing sale price of our common stock exceeds 110% of the conversion price of $26.67 per share for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

•	during the five business day period after any five consecutive trading day period in which the trading price per note for each day of this period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the notes, or 6,750,000 aggregate common shares, subject to certain limitations;

•	if the notes have been called for redemption by us; or

•	upon the occurrence of specified corporate events.

      The conversion feature related to the trading price per note meets the criteria of an embedded derivative under Statement of Financial Accounting Standards, or SFAS, No. 133, “Accounting for Derivate Instruments and Hedging Activities.” As a result, we are required to separate out the value of the conversion feature from the notes and record a liability on our consolidated balance sheet. As of September 30, 2004, the conversion feature had a nominal value, and therefore it did not have a material impact on our financial position or results of operations. We will continue to evaluate the materiality of the value of this conversion feature on a quarterly basis and record the resulting adjustment, if any, in our consolidated balance sheet and statement of operations.

      For the fiscal quarters ended September 30, 2004, June 30, 2004 and March 31, 2004, the closing sale price of our common stock exceeded 110% of the conversion price of $26.67 per share for at least 20 trading days in the 30 consecutive trading days ending on September 30, 2004, June 30, 2004 and March 31, 2004. As a result, the conversion contingency was met, and effective April 1, 2004, our 3.5% notes became convertible into 37.5 shares of our common stock per $1,000 principal amount of notes, or 6,750,000 aggregate common shares, at a conversion price of about $26.67 per share. As presented for the nine months ended September 30, 2004, our calculation of diluted net income per share does not include the common shares resulting from the potential conversion of our 3.5% notes since their effect would have been antidilutive to our net income. As presented for the three months ended September 30, 2004, our calculation of diluted net income per share does include the common shares resulting from the potential conversion of our 3.5% notes.

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

      The 2.875% notes are convertible, at the option of the holder, into shares of our common stock at an adjusted conversion rate of 18.7830 shares per $1,000 principal amount of notes, or 5,634,900 aggregate common shares, at a conversion price of about $53.24 per share. The 2.875% notes are convertible, subject to adjustment, prior to the close of business on the final maturity date under any of the following circumstances:

•	during any fiscal quarter commencing after March 31, 2004, if the closing sale price of our common stock exceeds 120% of the conversion price of $53.24 per share for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

•	during the five business day period after any five consecutive trading day period in which the trading price per note for each day of this period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the notes, or 5,634,900 aggregate common shares, subject to certain limitations;

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

•	if the notes have been called for redemption by us; or

•	upon the occurrence of specified corporate events.

      We have the option to satisfy the conversion of the 2.875% notes in shares of our common stock, in cash or a combination of both.

      The conversion feature related to the trading price per note meets the criteria of an embedded derivative under SFAS No. 133. As a result, we are required to separate out the value of the conversion feature from the notes and record a liability on our consolidated balance sheet. As of September 30, 2004, the conversion feature had a nominal value, and therefore it did not have a material impact on our financial position or results of operations. We will continue to evaluate the materiality of the value of this conversion feature on a quarterly basis and record the resulting adjustment, if any, in our consolidated balance sheet and statement of operations.

      As of September 30, 2004, our 2.875% convertible notes did not meet any of the criteria necessary for conversion into shares of our common stock.

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

      Effective for all periods ending after December 15, 2004 and in compliance with EITF Issue No. 04-8, we plan to include the additional common shares associated with the conversion of our 2.875% convertible notes, if dilutive, in our computation of diluted earnings per share, regardless of whether the market price trigger or other contingent feature has been met.

      Repurchase and Defeasance of 13.0% Senior Secured Discount Notes. In March 2004, NII Holdings (Cayman), Ltd. (NII Cayman), one of our wholly-owned subsidiaries, retired substantially all of its

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

$180.8 million aggregate principal amount 13.0% senior secured discount notes due 2009 through a cash tender offer, resulting in a $79.3 million pre-tax loss, including a $47.2 million write-off of the unamortized discount and $2.3 million in charges representing the write-off of debt financing costs and the payment of transaction costs. NII Cayman financed this tender offer with intercompany loans from NII Holdings and cash on hand. We used a portion of our proceeds from the issuance of our 2.875% notes to fund these intercompany loans to NII Cayman. For the nine months ended September 30, 2004, the basic and diluted loss per share amount resulting from the loss on the early extinguishment of our 13.0% senior secured discount notes was $1.14 and $1.10, respectively.

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

      In July 2004, we paid the remaining $52.6 million in outstanding principal and related accrued interest under our international equipment facility. Under the terms of the international equipment facility and related agreements, Motorola Credit Corporation was a secured creditor and held senior liens on substantially all of our assets, as well as the assets of our various foreign and domestic subsidiaries and affiliates. As a result of the extinguishment of this facility, Motorola Credit Corporation released its liens on these assets, all restrictive covenants under this facility were terminated and all obligations under this facility were discharged. We did not recognize any gain or loss as a result of either of these transactions. In addition, prior to the extinguishment of this facility, Motorola Credit Corporation owned one outstanding share of our Special Director Preferred Stock, which gave Motorola Credit Corporation the right to nominate, elect, remove and replace one member of our board of directors. Mr. Charles F. Wright, one of the directors on our board, was elected by Motorola through these rights under the Special Director Preferred Stock. In connection with Mr. Wright’s resignation as a member of our board of directors on September 13, 2004, Motorola Credit Corporation relinquished this right to elect one member of our board of directors.

      Tower Financing Obligations. During the nine and three months ended September 30, 2004 and 2003, Nextel Mexico and Nextel Brazil sold communications towers as follows:

	Nine Months Ended September 30,				Three Months Ended September 30,

	2004		2003		2004		2003

	Towers	Proceeds	Towers	Proceeds	Towers	Proceeds	Towers	Proceeds

	(proceeds in thousands)
Nextel Mexico	41	$7,684	364	$68,017	6	$1,062	63	$11,879
Nextel Brazil	31	3,916	153	20,655	9	992	73	9,855

Total	72	$11,600	517	$88,672	15	$2,054	136	$21,734

      Nextel Mexico and Nextel Brazil did not sell any additional towers subsequent to the end of the third quarter of 2004.

      We account for these tower sales as financing arrangements and, as such, maintain the tower assets on our balance sheet and continue to depreciate them. We recognize the proceeds received as financing obligations that will be repaid through monthly rent payments. To the extent that American Tower leases space on these communication towers to third party companies, our base rent and ground rent related to the towers leased are reduced. We recognize ground rent payments as operating expenses in cost of service and

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

tower base rent payments as interest expense and a reduction in the financing obligation using the effective interest method. In addition, we recognize co-location rent payments made by the third party lessees to American Tower as other operating revenues because we are maintaining the tower assets on our balance sheet. During the nine and three months ended September 30, 2004, we recognized $6.9 million and $2.4 million, respectively, in other operating revenues related to these co-location lease arrangements, a portion of which was recognized as interest expense.

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

Note 6.	Contingencies

      Brazilian Contingencies. Nextel Brazil has received assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value added taxes and import duties based on the classification of equipment and services. Nextel Brazil has filed various petitions disputing these assessments. In some cases Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases Nextel Brazil’s petitions have been denied and Nextel Brazil is currently appealing those decisions. Nextel Brazil is also disputing certain non-tax related claims. Nextel Brazil believes it has appropriately accrued for probable losses related to these contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” As a result of ongoing analysis, further consultations with external legal counsel, expirations of the statute of limitations and settlements of certain matters during the first and second quarters of 2004, Nextel Brazil reversed $4.3 million and $10.2 million in accrued liabilities, of which $2.5 million and $6.8 million, respectively, were recorded as reductions to operating expenses. We currently estimate the range of possible losses related to these contingencies for which we have not accrued liabilities to be between $37.8 million and $41.8 million. From time to time, Nextel Brazil may also receive additional assessments or claim notices of a similar nature. We are continuing to evaluate the likelihood of possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued contingencies may be necessary. As of September 30, 2004, Nextel Brazil had accrued liabilities of $38.8 million related to these contingencies, of which $36.4 million was classified as other long-term liabilities and $2.4 million was classified as accounts payable, accrued expenses and other.

      Legal Proceedings. We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

Note 7.	Income Taxes

      Deferred Tax Assets. We assessed the realizability of certain deferred tax assets during the nine-month period ended September 30, 2004, consistent with the methodology used during 2003. Our assessment considered the reversal of existing deferred tax asset temporary differences, projected future taxable income, tax planning strategies and historical and future book income adjusted for permanent book to tax differences. As a result, during the first quarter of 2004, we reversed $13.6 million of the deferred tax asset valuation

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

allowance related to the future realization of deferred tax assets beyond 2004 with respect to certain of our operations in Mexico. In addition to this discrete release of valuation allowance, we reversed additional valuation allowances in the first and second quarters of 2004 due to the utilization of tax loss carryforwards. Although these reversals were originally recorded as a reduction in our consolidated income tax provision for the six months ended June 30, 2004, we have now determined that the reversals should have been recorded as a reduction to our intangible assets given that the deferred tax assets and valuation allowances were created in fresh-start accounting under SOP 90-7. See Note 2 for further discussion related to restatement matters surrounding the accounting for the reversal of deferred tax asset valuation reserves.

      We continue to assess the realizability of our other deferred tax assets. If current trends continue, further releases of valuation allowances against our remaining deferred tax assets in Argentina and Mexico may be required in the fourth quarter of 2004. The estimated amount of these releases could range from $110.0 million to $130.0 million. As substantially all of these valuation allowances existed as of the date of the application of fresh-start accounting, substantially all of these reversals will need to be credited first to our remaining intangible assets and then to paid-in capital. We do not expect any release of deferred tax asset valuation allowances related to temporary differences in Brazil or the U.S. in the fourth quarter of 2004.

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

      As a result of the Mexican tax authority’s current interpretation regarding this matter, and potential sanctions against Nextel Mexico, the Mexican operating companies affected by this potential disallowance amended their 2002 and 2003 income tax returns during the third quarter of 2004 to reflect the reversal of these deductions. The relevant Nextel Mexico companies immediately initiated the process of recovering the amounts paid due to these deduction reversals. We have received three independent third party Mexican legal opinions supporting the tax position taken in 2002 and 2003, which conclude that it is probable that the tax positions will be sustained. Based on these opinions, we will not reverse the prior year benefits of approximately $14.0 million in our financial statements as a result of applying this tax law. Additionally, we have included a deferred tax benefit of $0.8 million in our 2004 income tax provision related to this item, which is consistent with the position that the amount should be a supportable deduction based on current Mexican tax law.

Note 8.	Segment Reporting

      We operate in four reportable segments: (1) Mexico, (2) Brazil, (3) Argentina and (4) Peru. The operations of all other businesses that fall below the segment reporting thresholds are included in the “Corporate and other” segment below. This segment includes our Chilean operating companies, our corporate operations in the U.S. and our Cayman entity. We evaluate the performance of these segments and provide resources to them based on operating income before depreciation and amortization, which we refer to as segment earnings, and on the level of required capital expenditures. We allocate corporate overhead costs to some of our subsidiaries. The segment information below does not reflect any allocations of corporate overhead costs because the amounts of these expenses are not provided to or used by our chief operating decision maker in making operating decisions related to these segments.

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated

	(in thousands)
Nine Months Ended September 30, 2004
Operating revenues	$550,933	$144,057	$131,640	$70,129	$1,164	$(385)	$897,538

Segment earnings (losses)	$228,436	$8,369	$30,977	$13,170	$(37,893)	$—	$243,059
Depreciation and amortization	(42,818)	(9,135)	(5,899)	(3,879)	(770)	317	(62,184)

Operating income (loss)	185,618	(766)	25,078	9,291	(38,663)	317	180,875
Interest expense	(13,015)	(8,374)	(41)	(147)	(16,965)	28	(38,514)
Interest income	1,903	2,729	298	1,956	2,385	(28)	9,243
Loss on early extinguishment of debt, net	—	—	—	—	(79,327)	—	(79,327)
Foreign currency transaction gains (losses), net	776	(64)	(854)	223	(6)	—	75
Other (expense) income, net	(319)	174	255	(10)	(418)	(143)	(461)

Income (loss) before income tax	$174,963	$(6,301)	$24,736	$11,313	$(132,994)	$174	$71,891

Capital expenditures	$72,235	$40,344	$30,253	$15,689	$2,219	$—	$160,740

Nine Months Ended September 30, 2003 — Restated
Operating revenues	$417,214	$106,732	$81,541	$69,285	$1,174	$(372)	$675,574

Segment earnings (losses)	$162,058	$11,225	$22,168	$16,552	$(26,077)	$—	$185,926
Depreciation and amortization	(48,820)	(2,687)	(2,301)	(2,355)	(404)	387	(56,180)

Operating income (loss)	113,238	8,538	19,867	14,197	(26,481)	387	129,746
Interest expense	(15,338)	(8,208)	(59)	(1,895)	(28,800)	5,093	(49,207)
Interest income	1,807	3,498	411	—	6,433	(5,093)	7,056
Gain (loss) on extinguishment of debt, net	—	22,739	—	—	(335)	—	22,404
Foreign currency transaction (losses) gains, net	(9,098)	22,199	907	159	(10)	—	14,157
Other (expense) income, net	(1,695)	(3,473)	8,268	(951)	(7,261)	(3,491)	(8,603)

Income (loss) before income tax	$88,914	$45,293	$29,394	$11,510	$(56,454)	$(3,104)	$115,553

Capital expenditures	$112,467	$14,388	$13,691	$13,144	$2,536	$—	$156,226

Three Months Ended September 30, 2004
Operating revenues	$191,761	$52,256	$48,186	$23,702	$371	$(126)	$316,150

Segment earnings (losses)	$78,520	$168	$11,093	$4,953	$(12,404)	$—	$82,330
Depreciation and amortization	(13,028)	(3,582)	(2,264)	(1,491)	(290)	106	(20,549)

Operating income (loss)	65,492	(3,414)	8,829	3,462	(12,694)	106	61,781
Interest expense	(3,870)	(3,424)	(1)	(36)	(4,267)	12	(11,586)
Interest income	688	925	86	1,119	826	(12)	3,632
Foreign currency transaction (losses) gains, net	(225)	424	(367)	212	2	—	46
Other income (expense), net	421	(1,701)	(101)	(6)	(197)	(143)	(1,727)

Income (loss) before income tax	$62,506	$(7,190)	$8,446	$4,751	$(16,330)	$(37)	$52,146

Capital expenditures	$18,656	$22,927	$14,702	$4,878	$442	$—	$61,605

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated

	(in thousands)
Three Months Ended September 30, 2003 — Restated
Operating revenues	$152,604	$37,965	$32,450	$22,909	$407	$(105)	$246,230

Segment earnings (losses)	$56,296	$5,042	$8,709	$6,015	$(9,154)	$—	$66,908
Depreciation and amortization	(16,899)	(1,326)	(1,227)	(888)	(168)	106	(20,402)

Operating income (loss)	39,397	3,716	7,482	5,127	(9,322)	106	46,506
Interest expense	(7,120)	(2,520)	(13)	(874)	(12,342)	4,585	(18,284)
Interest income	490	1,346	85	(511)	5,003	(4,585)	1,828
Gain (loss) on extinguishment of debt, net	—	22,739	—	—	(335)	—	22,404
Foreign currency transaction (losses) gains, net	(5,158)	304	1,417	70	2	—	(3,365)
Other (expense) income, net	(1,127)	(534)	(13)	(84)	201	—	(1,557)

Income (loss) before income tax	$26,482	$25,051	$8,958	$3,728	$(16,793)	$106	$47,532

Capital expenditures	$22,314	$5,991	$6,179	$3,955	$733	$—	$39,172

September 30, 2004
Property, plant and equipment, net	$305,262	$70,857	$52,001	$37,066	$4,196	$(1,445)	$467,937

Identifiable assets	$633,098	$181,782	$125,196	$81,743	$179,573	$(1,445)	$1,199,947

December 31, 2003 — Restated
Property, plant and equipment, net	$275,974	$38,320	$26,205	$25,313	$2,601	$(1,618)	$366,795

Identifiable assets	$646,019	$134,823	$94,524	$76,196	$163,072	$(1,618)	$1,113,016

Note 9.	Subsequent Events

      Mexico Syndicated Loan. Subsequent to the end of the third quarter of 2004, we closed on a $250.0 million, five year syndicated loan facility in Mexico. The facility can be drawn down, under certain conditions, within 180 days from the date of closing. Of the total amount of the facility, $129.0 million will be denominated in U.S. dollars, with a floating interest rate based on LIBOR, $31.0 million will be denominated in Mexican pesos, with a floating interest rate based on the Mexican reference rate TIIE, and $90.0 million will be denominated in Mexican pesos, at an interest rate fixed at the time of funding. We intend to hedge the currency and interest rate risks so that the facility is an effective fixed rate Mexican peso credit facility.

      Mexico Derivative Transaction. Subsequent to the end of the third quarter of 2004, Nextel Mexico entered into an agreement to manage its foreign currency transaction risk and minimize the volatility of its cash flows caused by currency fluctuations associated with a significant portion of its U.S. dollar forecasted capital expenditures and handset purchases. This risk will be hedged by forecasting Nextel Mexico’s capital expenditures and handset purchases on a rolling 12-month period. Under this agreement, Nextel Mexico purchased a U.S. dollar-based call option and sold a U.S. dollar-based put option.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction	36
Restatement of Previously Issued Consolidated Financial Statements	36
Critical Accounting Policies and Estimates	37
Business Overview	38
Recent Developments	38
Ratio of Earnings to Fixed Charges	40
Results of Operations	40
a. Consolidated	42
b. Nextel Mexico	47
c. Nextel Brazil	51
d. Nextel Argentina	54
e. Nextel Peru	57
f. Corporate and other	60
Liquidity and Capital Resources	61
Future Capital Needs and Resources	62
Forward Looking Statements	65
Effect of New Accounting Standards	66

Introduction

      The following is a discussion and analysis of:

•	our consolidated financial condition and results of operations for the nine- and three-month periods ended September 30, 2004 and 2003 (restated); and

•	significant factors which we believe could affect our prospective financial condition and results of operations.

      Subject to the summary restatement described in Note 2 to our condensed consolidated financial statements, you should read this discussion in conjunction with our 2003 annual report on Form 10-K, including, but not limited to, the discussion regarding our critical accounting judgments, as described below and our quarterly reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004. Historical results may not indicate future performance. See “Forward Looking Statements” for risks and uncertainties that may impact our future performance.

      As stated in Note 2 to our condensed consolidated financial statements, we will be restating our historical financial statements included in our annual report on Form 10-K for the year ended December 31, 2003, with comparable restated 2002 financial information, and the financial statements included in our quarterly reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004, with comparable restated 2003 financial information through amended filings as soon as practicable, but we can give no assurance as to when the amended filings of previously issued financial statements will be concluded. These previously filed financial statements should not be relied upon.

      We present the accounts of our consolidated foreign operating companies utilizing accounts as of a date one month earlier than the accounts of our parent company, our U.S. subsidiaries and our non-operating non-U.S. subsidiaries to ensure timely reporting of consolidated results. As a result, the financial position and results of operations of each of our operating companies in Mexico, Brazil, Argentina, Peru and Chile are presented as of and for the nine and three months ended August 31, 2004 and 2003, respectively. In contrast, financial information relating to our parent company, our U.S. subsidiaries and our non-operating non-U.S. subsidiaries is presented as of and for the nine and three months ended September 30, 2004 and 2003.

Restatement of Previously Issued Consolidated Financial Statements

      Subsequent to the filing of our quarterly report on Form 10-Q for the three- and six-month periods ended June 30, 2004, we identified bookkeeping errors in two liability accounts at our operating company in Mexico. These errors originated in the third quarter of 2002 and occurred through the second quarter of 2004. The identification of these bookkeeping errors occurred as a result of our ongoing review of Nextel Mexico’s internal accounts and records in order to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

      The nature of the errors relate to the following main areas:

•	Foreign currency adjustments — Some of our foreign currency transaction gains and losses were double-recorded through a combination of manual entries and system-generated automatic entries recorded upon payment of U.S. dollar denominated payables;

•	Accounts receivable adjustments — During periodic reconciliations between the accounts receivables subsidiary ledger and the general ledger, unreconciled differences related to returned checks, manual adjustments and other items were reclassified to the current liability account, but not reversed from the liability account upon proper resolution of these differences; and

•	Audit adjustments — A number of audit adjustments were recorded in 2002 to a current liability account but then not reversed from the liability account appropriately, causing unreconciled differences.

      The cumulative amount of the errors recorded in the current liability accounts as of June 30, 2004 was $5.9 million, of which $2.8 million and $3.4 million impact our balance sheet and cumulative statement of operations, respectively, excluding $0.3 million due to translation at period-end exchange rates.

      Separately, we recently determined the reversal of certain valuation allowances on deferred tax assets that were established at the time of our application of fresh-start accounting were not correctly reported in our consolidated financial statements for subsequent periods. For the two-month period ended December 31, 2002, the year ended December 31, 2003 and the six-month period ended June 30, 2004, we released valuation allowances which reduced the provision for income taxes. In accordance with the American Institute of Certified Public Accountants’ Statement of Position, or SOP, 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” the reversal of valuation allowances established in fresh-start accounting should first reduce intangible assets until fully exhausted, followed by increases to paid-in capital, if necessary.

      The cumulative amount of the errors related to the release of valuation allowances on deferred tax assets as of June 30, 2004 was a $126.3 million overstatement of intangible assets, a $3.4 million understatement of non-current deferred tax assets, a $24.4 million overstatement of amortization expense due to reductions in the carrying values of intangible assets and a $148.3 million understatement of income tax provision. These errors do not impact the amount of cash taxes that were required to be paid in any of our markets, nor do they impact the future cash payment of taxes in any of our markets.

      As a result of these errors, we are restating our previously issued financial statements in order to correct these errors in the periods during which they originated. You should refer to Note 2 in Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the restatement of our financial statements and Item 4 for additional information related to disclosure controls and procedures. Balances throughout this section have been revised as a result of this restatement.

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

      We use a transmission technology called integrated digital enhanced network, or iDEN®, developed by Motorola, Inc., to provide our digital mobile services on 800 MHz spectrum holdings in all of our digital markets. This technology allows us to use our spectrum more efficiently and offer multiple digital wireless services integrated on one digital handset device. We are designing our digital mobile networks to support multiple digital wireless services, including:

•	digital mobile telephone service, including advanced calling features such as speakerphone, conference calling, voice-mail, call forwarding and additional line service;

•	Nextel Direct ConnectSM service, which allows subscribers anywhere on our network to talk to each other instantly, on a “push-to-talk” basis, on a private one-to-one call or on a group call;

•	International Direct ConnectSM service, in partnership with Nextel Communications and Nextel Partners, which allows subscribers to communicate instantly across national borders with our subscribers in Mexico, Brazil, Argentina and Peru and with Nextel Communications and Nextel Partners subscribers in the United States;

•	Internet services, mobile messaging services, e-mail and advanced JavaTM enabled business applications, which are marketed as “Nextel OnlineSM” services; and

•	international roaming capabilities, which are marketed as “Nextel WorldwideSM.”

      The table below provides an overview of our total digital handsets in commercial service in the countries indicated as of September 30, 2004 and 2003. For purposes of the table, digital handsets in commercial service represent all digital handsets in use by our customers on the digital mobile networks in each of the listed countries.

	Total Digital Handsets in
	Commercial Service

	September 30,	September 30,
Country	2004	2003

	(in thousands)
Mexico	804	616
Brazil	455	371
Argentina	349	257
Peru	175	143

Total	1,783	1,387

Recent Developments

      Mexico Syndicated Loan. Subsequent to the end of the third quarter of 2004, we closed on a $250.0 million, five year syndicated loan facility in Mexico. The facility can be drawn down, under certain conditions, within 180 days from the date of closing. Of the total amount of the facility, $129.0 million will be denominated in U.S. dollars, with a floating interest rate based on LIBOR, $31.0 million will be denominated in Mexican pesos, with a floating interest rate based on the Mexican reference rate TIIE, and $90.0 million will be denominated in Mexican pesos, at an interest rate fixed at the time of funding. We intend to hedge the currency and interest rate risks so that the facility is an effective fixed rate Mexican peso credit facility.

      Mexico Derivative Transaction. Subsequent to the end of the third quarter of 2004, Nextel Mexico entered into an agreement to manage its foreign currency transaction risk and minimize the volatility of its cash flows caused by currency fluctuations associated with a significant portion of its U.S. dollar forecasted capital expenditures and handset purchases. This risk will be hedged by forecasting Nextel Mexico’s capital expenditures and handset purchases on a rolling 12-month period. Under this agreement, Nextel Mexico purchased a U.S. dollar-based call option and sold a U.S. dollar-based put option.

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

      Subsequent to the end of the second quarter of 2004, in July 2004, we paid the remaining $52.6 million in outstanding principal and related accrued interest under our international equipment facility. Under the terms of the international equipment facility and related agreements, Motorola Credit Corporation was a secured creditor and held senior liens on substantially all of our assets, as well as the assets of our various foreign and domestic subsidiaries and affiliates. As a result of the extinguishment of this facility, Motorola Credit Corporation released its liens on these assets, and all restrictive covenants under this facility were terminated and all obligations under this facility were discharged. We did not recognize any gain or loss as a result of either of these transactions.

      Income Taxes. We assessed the realizability of certain deferred tax assets during the nine-month period ended September 30, 2004, consistent with the methodology used during 2003. Our assessment considered the reversal of existing deferred tax asset temporary differences, projected future taxable income, tax planning strategies and historical and future book income adjusted for permanent book to tax differences. As a result, during the first quarter of 2004, we reversed $13.6 million of the deferred tax asset valuation allowance related to the future realization of deferred tax assets beyond 2004 with respect to certain of our operations in Mexico. In addition to this discrete release of valuation allowance, we reversed additional valuation allowances in the first and second quarters of 2004 due to the utilization of tax loss carryforwards. Although these reversals were originally recorded as a reduction in our consolidated income tax provision for the six months ended June 30, 2004, we have now determined that the reversals should have been recorded as a reduction to our intangible assets given that the deferred tax assets and valuation allowances were created in fresh-start accounting under SOP 90-7. See Note 2 for further discussion related to restatement matters surrounding the accounting for the reversal of deferred tax asset valuation reserves.

      We continue to assess the realizability of our other deferred tax assets. If current trends continue, further releases of valuation allowances against our remaining deferred tax assets in Argentina and Mexico may be required in the fourth quarter of 2004. The estimated amount of these releases could range from $110.0 million to $130.0 million. As substantially all of these valuation allowances existed as of the date of the application of fresh-start accounting, substantially all of these reversals will need to be credited first to our remaining intangible assets and then to paid-in capital. We do not expect any release of deferred tax asset valuation allowances related to temporary differences in Brazil or the U.S. in the fourth quarter of 2004.

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

      As a result of the Mexican tax authority’s current interpretation regarding this matter, and potential sanctions against Nextel Mexico, the Mexican operating companies affected by this potential disallowance amended their 2002 and 2003 income tax returns during the third quarter of 2004 to reflect the reversal of these deductions. The relevant Nextel Mexico companies immediately initiated the process of recovering the amounts paid due to these deduction reversals. We have received three independent third party Mexican legal opinions supporting the tax position taken in 2002 and 2003, which conclude that it is probable that the tax positions will be sustained. Based on these opinions, we will not reverse the prior year benefits of approximately $14.0 million in our financial statements as a result of applying this tax law. Additionally, we have included a deferred tax benefit of $0.8 million in our 2004 income tax provision related to this item, which is consistent with the position that the amount should be a supportable deduction based on current Mexican tax law.

Ratio of Earnings to Fixed Charges

Three Months Ended
September 30,

2004	2003

Restated
4.19x	3.02x

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

      General and administrative expenses include expenses related to billing, customer care, collections including bad debt, management information systems and corporate overhead.

a. Consolidated

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	September 30,	Operating	September 30,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

			Restated

	(dollars in thousands)
Nine Months Ended
Operating revenues
Service and other revenues	$853,836	95%	$644,427	95%	$209,409	32%
Digital handset and accessory sales revenues	43,702	5%	31,147	5%	12,555	40%

	897,538	100%	675,574	100%	221,964	33%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(229,369)	(25)%	(169,834)	(25)%	(59,535)	35%
Cost of digital handset and accessory sales	(143,197)	(16)%	(91,348)	(14)%	(51,849)	57%

	(372,566)	(41)%	(261,182)	(39)%	(111,384)	43%
Selling and marketing expenses	(113,887)	(13)%	(89,859)	(13)%	(24,028)	27%
General and administrative expenses	(168,026)	(19)%	(138,607)	(21)%	(29,419)	21%
Depreciation and amortization	(62,184)	(7)%	(56,180)	(8)%	(6,004)	11%

Operating income	180,875	20%	129,746	19%	51,129	39%
Interest expense	(38,514)	(4)%	(49,207)	(7)%	10,693	(22)%
Interest income	9,243	1%	7,056	1%	2,187	31%
(Loss) gain on early extinguishment of debt, net	(79,327)	(9)%	22,404	3%	(101,731)	(454)%
Foreign currency transaction gains, net	75	—	14,157	2%	(14,082)	(99)%
Other expense, net	(461)	—	(8,603)	(1)%	8,142	(95)%

Income before income tax provision	71,891	8%	115,553	17%	(43,662)	(38)%
Income tax provision	(68,185)	(7)%	(65,820)	(10)%	(2,365)	4%

Net income	$3,706	1%	$49,733	7%	$(46,027)	(93)%

Three Months Ended
Operating revenues Service and other revenues	$299,021	95%	$234,996	95%	$64,025	27%
Digital handset and accessory sales revenues	17,129	5%	11,234	5%	5,895	52%

	316,150	100%	246,230	100%	69,920	28%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(83,726)	(26)%	(69,491)	(28)%	(14,235)	20%
Cost of digital handset and accessory sales	(50,663)	(16)%	(32,563)	(14)%	(18,100)	56%

	(134,389)	(42)%	(102,054)	(42)%	(32,335)	32%
Selling and marketing expenses	(39,985)	(13)%	(32,767)	(13)%	(7,218)	22%
General and administrative expenses	(59,446)	(19)%	(44,501)	(18)%	(14,945)	34%
Depreciation and amortization	(20,549)	(6)%	(20,402)	(8)%	(147)	1%

Operating income	61,781	20%	46,506	19%	15,275	33%
Interest expense	(11,586)	(4)%	(18,284)	(8)%	6,698	(37)%
Interest income	3,632	1%	1,828	1%	1,804	99%
Gain on early extinguishment of debt, net	—	—	22,404	9%	(22,404)	NM
Foreign currency transaction gains (losses), net	46	—	(3,365)	(1)%	3,411	(101)%
Other expense, net	(1,727)	—	(1,557)	(1)%	(170)	11%

Income before income tax provision	52,146	17%	47,532	19%	4,614	10%
Income tax provision	(23,915)	(8)%	(18,583)	(7)%	(5,332)	29%

Net income	$28,231	9%	$28,949	12%	$(718)	(2)%

NM-Not Meaningful

1. Operating revenues

      Consolidated operating revenues increased $222.0 million, or 33%, and $69.9 million, or 28%, from the nine and three months ended September 30, 2003 to the same periods in 2004, primarily as a result of $209.4 million, or 32%, and $64.0 million, or 27%, increases in service and other revenues caused by the following:

•	22% and 26% increases in the average number of digital handsets in service;

•	$22.4 million and $6.6 million increases in revenues related to handset insurance programs;

•	$10.5 million and $3.3 million increases in roaming revenues; and

•	$5.1 million and $0.5 million increases in revenues earned by Nextel Mexico and Nextel Brazil related to the co-location of third-party tenants on their communication towers.

      The increase from the nine months ended September 30, 2003 to the same period in 2004 is also due to an increase in average consolidated revenues per handset resulting from higher access charges and increased revenues generated from service agreements between mobile carriers.

      Consolidated digital handset and accessory sales revenues increased $12.6 million, or 40%, and $5.9 million, or 53%, from the nine and three months ended September 30, 2003 to the same periods in 2004, principally as a result of 33% and 35% increases in consolidated handset sales, as well as increases in handset upgrades provided to existing customers.

2. Cost of revenues

      Consolidated cost of revenues increased $111.4 million, or 43%, and $32.3 million, or 32%, from the nine and three months ended September 30, 2003 to the same periods in 2004, largely as a result of $59.5 million, or 35%, and $14.2 million, or 20%, increases in consolidated cost of service and $51.8 million, or 57%, and $18.1 million, or 56%, increases in consolidated cost of digital handset and accessory sales.

      The increases in consolidated cost of service are primarily a result of the following:

•	increases in consolidated interconnect costs, mainly as a result of 36% and 40% increases in minutes of use, as well as increases in variable interconnect costs per minute of use, primarily in Brazil and Argentina; and

•	increases in consolidated service and repair costs caused by increased claims related to our handset insurance programs in all of our markets.

      The increase from the nine months ended September 30, 2003 to the same period in 2004 is also a result of an increase in consolidated direct switch and transmitter and receiver site costs, largely due to an 11% increase in transmitter and receiver sites in service from September 30, 2003 to September 30, 2004.

      The increases in consolidated cost of digital handset and accessory sales are largely the result of 33% and 35% increases in consolidated handset sales, as well as increases in handset upgrades provided to existing customers.

3. Selling and marketing expenses

      Consolidated selling and marketing expenses increased $24.0 million, or 27%, and $7.2 million, or 22%, from the nine and three months ended September 30, 2003 to the same periods in 2004, mostly as a result of the following:

•	increases in direct commissions and payroll expenses resulting from 54% and 52% increases in handset sales by our own market sales personnel;

•	increases in indirect commissions caused by 19% and 23% increases in handset sales by indirect dealers; and

•	increases in advertising expenses, primarily due to increased advertising in connection with Mexico’s launch of its Morelia market during the first quarter of 2004, as well as additional advertising campaigns in Brazil and Argentina, and international Direct ConnectSM campaigns, primarily in Mexico.

4. General and administrative expenses

      Consolidated general and administrative expenses increased $29.4 million, or 21%, and $14.9 million, or 34%, from the nine and three months ended September 30, 2003 to the same periods in 2004, mostly as a result of the following:

•	increases in taxes on operating revenues in Mexico and Argentina;

•	increases in customer care expenses, largely due to increases in payroll and employee related expenses related to more customer care personnel required to support a larger customer base;

•	increases in information technology expenses, primarily in Mexico, as a result of increased costs related to maintenance contracts and the implementation of new information technology projects; and

•	slight increases in consolidated bad debt expense, primarily in Brazil and Argentina.

5. Depreciation and amortization

      The $6.0 million, or 11%, increase in depreciation and amortization from the nine months ended September 30, 2003 to the same period in 2004 is primarily the result of increased depreciation on a higher consolidated property, plant and equipment base, partially offset by a decrease in amortization. This decrease is the result of the reversal of certain valuation allowances for deferred tax assets created in connection with our application of fresh-start accounting, which was recorded as a reduction to the intangible assets that existed as of the date of our application of fresh-start accounting.

6. Interest expense

      Consolidated interest expense decreased $10.7 million, or 22%, and $6.7 million, or 37%, from the nine and three months ended September 30, 2003 to the same periods in 2004, principally as a result of the following:

•	the elimination of interest related to our 13.0% senior secured discount notes in connection with the retirement of substantially all of these notes during the first quarter of 2004; and

•	the elimination of interest expense related to our international equipment facility and our Brazil equipment facility in connection with the extinguishment of these facilities.

      These decreases were partially offset by interest incurred on our 3.5% convertible notes and our 2.875% convertible notes during the nine and three months ended September 30, 2004.

7. Interest income

      Consolidated interest income increased $2.2 million, or 31%, and $1.8 million, or 99%, from the nine and three months ended September 30, 2003 to the same periods in 2004, primarily as a result of increases in consolidated cash balances.

8. (Loss) gain on early extinguishment of debt, net

      The $79.3 million net loss on early extinguishment of debt for the nine months ended September 30, 2004 represents a loss we incurred in connection with the retirement of substantially all of our 13.0% senior secured discount notes through a cash tender offer in March 2004.

      The $22.4 million net gain on early extinguishment of debt for the nine and three months ended September 30, 2003 represents a gain we recognized in connection with the extinguishment of our Brazil equipment facility in September 2003.

9. Foreign currency transaction gains (losses), net

      Foreign currency transaction gains of $14.2 million for the nine months ended September 30, 2003 are largely a result of $22.2 million in foreign currency transaction gains recognized in Brazil caused by an increase in the value of the Brazilian real compared to the U.S. dollar on Nextel Brazil’s U.S. dollar-denominated liabilities, primarily its Brazil equipment facility, which was extinguished in September 2003. These gains were partially offset by $9.1 million in foreign currency transaction losses in Mexico caused by a decline in the value of the Mexican peso compared to the U.S. dollar on Nextel Mexico’s U.S. dollar-denominated liabilities, primarily its international equipment facility, which was subsequently extinguished in July 2004.

      Foreign currency transaction losses of $3.4 million for the third quarter of 2003 primarily represent foreign currency transaction losses in Mexico caused by a decline in the value of the Mexican peso compared to the U.S. dollar on Nextel Mexico’s U.S. dollar-denominated liabilities, primarily its international equipment facility, which was subsequently extinguished in July 2004.

      As a result of the extinguishment of this facility, Nextel Mexico’s exposure to foreign currency transaction losses was substantially reduced.

10. Other expense, net

      Other expense, net, of $8.6 million for the nine months ended September 30, 2003 primarily consists of monetary corrections on certain tax and other contingencies in Brazil.

11. Income tax provision

      The $2.4 million, or 4%, increase in the consolidated income tax provision from the nine months ended September 30, 2003 to the same period in 2004 is primarily the result of an increase in the income tax provision in Mexico resulting from higher taxable income and fewer available net operating loss carryforwards.

      The $5.3 million, or 29%, increase in the consolidated income tax provision from the three months ended September 30, 2003 to the same period in 2004 is primarily the result of an increase in the income tax provision in Mexico resulting from higher taxable income, and fewer available net operating loss carryforwards, as well as the recognition of deferred income tax expense in 2004 attributable to the realization of deferred tax assets for which there is no associated valuation allowance.

Segment Results

      We evaluate performance of our segments and provide resources to them based on operating income before depreciation and amortization, which we refer to as segment earnings. The tables below provide a summary of the components of our consolidated segments for the nine and three months ended September 30, 2004 and 2003. The results of Nextel Chile are included in “Corporate and other.” We allocate corporate overhead costs to some of our subsidiaries. The segment information below does not reflect any allocations of corporate overhead costs because the amounts of these expenses are not provided to or used by our chief operating decision maker in making operating decisions related to these segments.

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Nine Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
September 30, 2004	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

	(dollars in thousands)
Nextel Mexico	$550,933	61%	$172,489	46%	$150,008	53%	$228,436
Nextel Brazil	144,057	16%	97,695	26%	37,993	14%	8,369
Nextel Argentina	131,640	15%	65,739	18%	34,924	12%	30,977
Nextel Peru	70,129	8%	35,783	10%	21,176	8%	13,170
Corporate and other	1,164	—	1,245	—	37,812	13%	(37,893)
Intercompany eliminations	(385)	—	(385)	—	—	—	—

Total consolidated	$897,538	100%	$372,566	100%	$281,913	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Three Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
September 30, 2004	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

	(dollars in thousands)
Nextel Mexico	$191,761	61%	$62,442	46%	$50,799	51%	$78,520
Nextel Brazil	52,256	17%	36,358	27%	15,730	16%	168
Nextel Argentina	48,186	15%	23,776	18%	13,317	13%	11,093
Nextel Peru	23,702	7%	11,524	9%	7,225	7%	4,953
Corporate and other	371	—	415	—	12,360	13%	(12,404)
Intercompany eliminations	(126)	—	(126)	—	—	—	—

Total consolidated	$316,150	100%	$134,389	100%	$99,431	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Nine Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
September 30, 2003	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

	(dollars in thousands)
Nextel Mexico — Restated	$417,214	62%	$135,075	52%	$120,081	53%	$162,058
Nextel Brazil	106,732	16%	57,936	22%	37,571	16%	11,225
Nextel Argentina	81,541	12%	33,476	13%	25,897	11%	22,168
Nextel Peru	69,285	10%	33,262	13%	19,471	9%	16,552
Corporate and other	1,174	—	1,805	—	25,446	11%	(26,077)
Intercompany eliminations	(372)	—	(372)	—	—	—	—

Total consolidated — Restated	$675,574	100%	$261,182	100%	$228,466	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Three Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
September 30, 2003	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

	(dollars in thousands)
Nextel Mexico — Restated	$152,604	62%	$54,105	53%	$42,203	55%	$56,296
Nextel Brazil	37,965	16%	22,416	22%	10,507	14%	5,042
Nextel Argentina	32,450	13%	14,229	14%	9,512	12%	8,709
Nextel Peru	22,909	9%	10,795	11%	6,099	8%	6,015
Corporate and other	407	—	614	—	8,947	11%	(9,154)
Intercompany eliminations	(105)	—	(105)	—	—	—	—

Total consolidated — Restated	$246,230	100%	$102,054	100%	$77,268	100%

      A discussion of the results of operations in each of our reportable segments is provided below.

b. Nextel Mexico

		% of		% of
		Nextel		Nextel	Change from
		Mexico’s		Mexico’s	Previous Year
	September 30,	Operating	September 30,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

			Restated

	(dollars in thousands)
Nine Months Ended
Operating revenues
Service and other revenues	$534,313	97%	$403,745	97%	$130,568	32%
Digital handset and accessory revenues	16,620	3%	13,469	3%	3,151	23%

	550,933	100%	417,214	100%	133,719	32%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(97,652)	(18)%	(83,057)	(20)%	(14,595)	18%
Cost of digital handset and accessory sales	(74,837)	(13)%	(52,018)	(12)%	(22,819)	44%

	(172,489)	(31)%	(135,075)	(32)%	(37,414)	28%
Selling and marketing expenses	(71,646)	(13)%	(55,515)	(13)%	(16,131)	29%
General and administrative expenses	(78,362)	(14)%	(64,566)	(16)%	(13,796)	21%

Segment earnings	228,436	42%	162,058	39%	66,378	41%
Depreciation and amortization	(42,818)	(8)%	(48,820)	(12)%	6,002	(12)%

Operating income	185,618	34%	113,238	27%	72,380	64%
Interest expense	(13,015)	(2)%	(15,338)	(4)%	2,323	(15)%
Interest income	1,903	—	1,807	—	96	5%
Foreign currency transaction gains (losses), net	776	—	(9,098)	(2)%	9,874	(109)%
Other expense, net	(319)	—	(1,695)	—	1,376	(81)%

Income before income tax	$174,963	32%	$88,914	21%	$86,049	97%

		% of		% of
		Nextel		Nextel	Change from
		Mexico’s		Mexico’s	Previous Year
	September 30,	Operating	September 30,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

			Restated

	(dollars in thousands)
Three Months Ended
Operating revenues
Service and other revenues	$185,109	97%	$147,850	97%	$37,259	25%
Digital handset and accessory revenues	6,652	3%	4,754	3%	1,898	40%

	191,761	100%	152,604	100%	39,157	26%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(35,501)	(19)%	(36,287)	(24)%	786	(2)%
Cost of digital handset and accessory sales	(26,941)	(14)%	(17,818)	(11)%	(9,123)	51%

	(62,442)	(33)%	(54,105)	(35)%	(8,337)	15%
Selling and marketing expenses	(25,137)	(13)%	(20,172)	(13)%	(4,965)	25%
General and administrative expenses	(25,662)	(13)%	(22,031)	(15)%	(3,631)	16%

Segment earnings	78,520	41%	56,296	37%	22,224	39%
Depreciation and amortization	(13,028)	(7)%	(16,899)	(11)%	3,871	(23)%

Operating income	65,492	34%	39,397	26%	26,095	66%
Interest expense	(3,870)	(1)%	(7,120)	(5)%	3,250	(46)%
Interest income	688	—	490	—	198	40%
Foreign currency transaction losses, net	(225)	—	(5,158)	(3)%	4,933	(96)%
Other income (expense), net	421	—	(1,127)	(1)%	1,548	(137)%

Income before income tax	$62,506	33%	$26,482	17%	$36,024	136%

      In accordance with accounting principles generally accepted in the United States, we translated Nextel Mexico’s results of operations using the average exchange rates for the nine and three months ended September 30, 2004. The average exchange rate of the Mexican peso for the nine and three months ended September 30, 2004 decreased in value compared to the U.S. dollar by 6% and 8%, respectively, compared with the same periods of 2003. As a result, compared to Nextel Mexico’s results of operations for the nine and three months ended September 30, 2003, the components of Nextel Mexico’s results of operations for 2004 after translation into U.S. dollars reflect lower increases than would have occurred if it were not for the impact of the depreciation of the peso, taking into consideration our one-month lag financial reporting policy for our non-U.S. operating subsidiaries.

1. Operating revenues

      The $130.6 million, or 32%, and $37.3 million, or 25%, increases in service and other revenues from the nine and three months ended September 30, 2003 to the nine and three months ended September 30, 2004 are primarily due to the following:

•	28% and 30% increases in the average number of digital handsets in service from the nine and three months ended September 30, 2003 to the same periods in 2004 resulting from Nextel Mexico’s expansion of service coverage into new markets, mainly Tijuana and the border, as well as growth in existing markets; and

•	$19.4 million and $7.1 million in revenues generated from Nextel Mexico’s handset insurance program during the nine and three months ended September 30, 2004 due to a restructuring of this program, which resulted in the recognition of these revenues that were previously netted against costs during 2003, as well as growth in Nextel Mexico’s customer base.

      The $3.2 million, or 23%, and $1.9 million, or 40%, increases in digital handset and accessory sales from the nine and three months ended September 30, 2003 to the same periods in 2004 are primarily a result of 26% and 25% increases in handset sales, as well as increased activity in Nextel Mexico’s handset upgrade program.

2.	Cost of revenues

      The $14.6 million, or 18%, increase in cost of service from the nine months ended September 30, 2003 to the nine months ended September 30, 2004 is principally due to the following:

•	an increase in interconnect costs largely due to a 37% increase in total system minutes of use, partially offset by a decrease in variable interconnect cost per minute of use due to the renegotiation of interconnect rates with some of Nextel Mexico’s traffic carriers;

•	an increase in service and repair costs, largely due to Nextel Mexico’s restructured handset insurance program, which resulted in the recognition of these costs that were netted against revenues during 2003 and increased claims under this program resulting from growth in Nextel Mexico’s customer base; and

•	an increase in direct switch and transmitter and receiver site costs resulting from a 13% increase in the number of transmitter and receiver sites in service from September 30, 2003 to September 30, 2004.

      The $22.8 million, or 44%, and $9.1 million, or 51%, increases in cost of digital handset and accessory sales from the nine and three months ended September 30, 2003 to the same periods in 2004 are primarily due to 26% and 25% increases in handset sales, which included a higher proportion of more expensive models during 2004 compared to 2003, as well as increases in handset upgrades provided to current customers.

3.	Selling and marketing expenses

      The $16.1 million, or 29%, and $5.0 million, or 25%, increases in Nextel Mexico’s selling and marketing costs from the nine and three months ended September 30, 2003 to the same periods in 2004 are primarily a result of the following:

•	$9.7 million, or 59%, and $2.8 million, or 45%, increases in direct commissions and payroll expenses principally due to 64% and 46% increases in handset sales by Nextel Mexico’s sales personnel;

•	$3.1 million, or 14%, and $0.7 million, or 9%, increases in indirect commissions primarily due to 11% and 16% increases in handset sales by Nextel Mexico’s outside dealers; and

•	$2.8 million, or 20%, and $1.4 million, or 25%, increases in advertising costs largely due to $2.0 million in advertising campaigns focused on promoting International Direct ConnectSM in the third quarter of 2004, new advertising campaigns promoting the launch of the Morelia market during the first quarter of 2004 and an increase in Nextel’s racing sponsorship activity during the third quarter of 2004.

4.	General and administrative expenses

      The $13.8 million, or 21%, and $3.6 million, or 16%, increases in general and administrative costs from the nine and three months ended September 30, 2003 to the same periods in 2004 are largely a result of the following:

•	$8.9 million, or 24%, and $1.5 million, or 12%, increases in general corporate costs resulting from $4.2 million and $1.2 million increases in various operating revenue-based taxes and government mandated employee profit sharing programs, as well as $1.7 million and $0.6 million increases in payroll costs caused by a 13% increase in corporate personnel;

•	$4.0 million, or 24%, and $1.2 million, or 21%, increases in customer care expenses, primarily due to increases in payroll and employee related expenses caused by increases in customer care and collections personnel necessary to support a larger customer base; and

•	$2.6 million, or 42%, and $1.1 million, or 49%, increases in information technology expenses resulting from increased contractual labor caused by the implementation of new information technology projects in Mexico, as well as increased expenses related to hardware maintenance.

      These increases were partially offset by $1.8 million, or 52%, and $0.2 million, or 26%, decreases in bad debt expense, which also decreased as a percentage of revenue from 0.8% and 0.5% for the nine and three months ended September 30, 2003 to 0.3% for the nine and three months ended September 30, 2004, mostly as a result of improved collections and stricter credit screening procedures.

5. Depreciation and amortization

      The $6.0 million, or 12%, and $3.9 million, or 23%, decreases in depreciation and amortization from the nine and three months ended September 30, 2003 to the same periods in 2004 are primarily due to reduced amortization resulting from a significant decrease in Nextel Mexico’s gross intangible assets from September 30, 2003 to September 30, 2004. This decrease is the result of the reversal of certain valuation allowances for deferred tax assets created in connection with our application of fresh-start accounting, which was recorded as a reduction to the intangible assets that existed as of the date of our application of fresh-start accounting.

6.	Interest expense

      The $2.3 million, or 15%, and $3.3 million, or 46%, decreases in interest expense from the nine and three months ended September 30, 2003 to the same periods in 2004 are largely a result of a decrease in interest related to Nextel Mexico’s portion of the international equipment facility as a result of the incremental pay-downs of this facility during the third quarter of 2003 and the first quarter of 2004. The remaining amount outstanding under this facility was extinguished in July 2004.

7.	Foreign currency transaction gains (losses), net

      Foreign currency transaction losses of $9.1 million and $5.2 million for the nine and three months ended September 30, 2003 are mostly due to the relative weakening of the peso compared to the U.S. dollar on Nextel Mexico’s U.S. dollar-denominated liabilities.

c. Nextel Brazil

		% of		% of
		Nextel		Nextel	Change from
		Brazil’s		Brazil’s	Previous Year
	September 30,	Operating	September 30,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	(dollars in thousands)
Nine Months Ended
Operating revenues
Service and other revenues	$130,553	91%	$99,015	93%	$31,538	32%
Digital handset and accessory sales revenues	13,504	9%	7,717	7%	5,787	75%

	144,057	100%	106,732	100%	37,325	35%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(61,025)	(42)%	(39,061)	(36)%	(21,964)	56%
Cost of digital handset and accessory sales	(36,670)	(26)%	(18,875)	(18)%	(17,795)	94%

	(97,695)	(68)%	(57,936)	(54)%	(39,759)	69%
Selling and marketing expenses	(20,312)	(14)%	(15,196)	(14)%	(5,116)	34%
General and administrative expenses	(17,681)	(12)%	(22,375)	(21)%	4,694	(21)%

Segment earnings	8,369	6%	11,225	11%	(2,856)	(25)%
Depreciation and amortization	(9,135)	(7)%	(2,687)	(3)%	(6,448)	240%

Operating (loss) income	(766)	(1)%	8,538	8%	(9,304)	(109)%
Interest expense	(8,374)	(6)%	(8,208)	(8)%	(166)	2%
Interest income	2,729	2%	3,498	3%	(769)	(22)%
Foreign currency transaction (losses) gains, net	(64)	—	22,199	21%	(22,263)	(100)%
Gain on extinguishment of debt	—	—	22,739	21%	(22,739)	(100)%
Other income (expense), net	174	—	(3,473)	(3)%	3,647	(105)%

(Loss) income before income tax	$(6,301)	(5)%	$45,293	42%	$(51,594)	(114)%

Three Months Ended
Operating revenues
Service and other revenues	$46,714	89%	$35,387	93%	$11,327	32%
Digital handset and accessory sales revenues	5,542	11%	2,578	7%	2,964	115%

	52,256	100%	37,965	100%	14,291	38%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(23,132)	(44)%	(14,495)	(38)%	(8,637)	60%
Cost of digital handset and accessory sales	(13,226)	(26)%	(7,921)	(21)%	(5,305)	67%

	(36,358)	(70)%	(22,416)	(59)%	(13,942)	62%
Selling and marketing expenses	(7,164)	(14)%	(6,049)	(16)%	(1,115)	18%
General and administrative expenses	(8,566)	(16)%	(4,458)	(12)%	(4,108)	92%

Segment earnings	168	—	5,042	13%	(4,874)	(97)%
Depreciation and amortization	(3,582)	(7)%	(1,326)	(3)%	(2,256)	170%

Operating (loss) income	(3,414)	(7)%	3,716	10%	(7,130)	(192)%
Interest expense	(3,424)	(7)%	(2,520)	(7)%	(904)	36%
Interest income	925	2%	1,346	4%	(421)	(31)%
Foreign currency transaction gains, net	424	1%	304	1%	120	39%
Gain on extinguishment of debt	—	—	22,739	60%	(22,739)	(100)%
Other expense, net	(1,701)	(3)%	(534)	(2)%	(1,167)	219%

(Loss) income before income tax	$(7,190)	(14)%	$25,051	66%	$(32,241)	(129)%

      In accordance with accounting principles generally accepted in the United States, we translated Nextel Brazil’s results of operations using the average exchange rates for the nine and three months ended September 30, 2004 and 2003. The average exchange rate for the nine months ended September 30, 2004 appreciated against the U.S. dollar by 8%, and the average exchange rate for the third quarter of 2004 depreciated against the U.S. dollar by 5%. As a result, after translation into U.S. dollars, most of Nextel Brazil’s revenues and expenses for the nine and three months ended September 30, 2004 reflect increases or decreases, respectively, compared to the same periods in 2003, taking into consideration our one-month lag financial reporting policy for our non-U.S. operating subsidiaries.

1. Operating revenues

      Nextel Brazil’s service and other revenues increased $31.5 million, or 32%, and $11.3 million, or 32%, from the nine and three months ended September 30, 2003 to the same periods in 2004 primarily as a result of the following:

•	increases in average revenues per handset, largely as a result of higher access revenues and an increase in revenues generated from calling-party-pays agreements;

•	7% and 16% increases in the average number of digital handsets in service, resulting from growth in Nextel Brazil’s existing markets;

•	increases in revenues related to Nextel Brazil’s handset maintenance program launched in July 2003; and

•	increases in revenues earned by Nextel Brazil related to the co-location of third party tenants on its communication towers.

      Nextel Brazil’s digital handset and accessory sales increased $5.8 million, or 75%, and $3.0 million, or 115%, from the nine and three months ended September 30, 2003 to the same periods in 2004 due to a 44% increase in handset sales for both periods, as well as increases in handset upgrades provided to existing customers and a change in the mix of handsets sold and leased, which included a higher proportion of expensive models during 2004 compared to 2003 when more refurbished handsets were sold.

2. Cost of revenues

      Nextel Brazil’s cost of service increased $22.0 million, or 56%, and $8.6 million, or 60%, from the nine and three months ended September 30, 2003 to the same periods in 2004 primarily as a result of the following:

•	increases in interconnect costs, primarily caused by 38% and 43% increases in total system minutes of use, as well as increases in variable interconnect costs per minute of use as a result of an increase in traffic terminated to other mobile carriers with higher costs per minute;

•	increases in direct switch and transmitter and receiver site costs resulting from a 13% increase in the number of transmitter and receiver sites in service from September 30, 2003 to September 30, 2004; and

•	increases in service and repair costs due to an increase in activity associated with Nextel Brazil’s handset maintenance program.

      Nextel Brazil’s cost of digital handset and accessory sales increased $17.8 million, or 94%, and $5.3 million, or 67%, from the nine and three months ended September 30, 2003 to the same periods in 2004, mostly due to a 44% increase in handset sales for both periods, increases in handset upgrades provided to existing customers and a change in the mix of handsets sold and leased, which included a higher proportion of expensive models during 2004 compared to 2003 when more refurbished handsets were sold.

3. Selling and marketing expenses

      Nextel Brazil’s selling and marketing expenses increased $5.1 million, or 34%, and $1.1 million, or 18%, from the nine and three months ended September 30, 2003 to the same periods in 2004 primarily as a result of the following:

•	increases in payroll and direct commissions resulting from 61% and 63% increases in handset sales by Nextel Brazil’s salesforce and an increase in sales personnel;

•	increases in indirect commissions resulting from 27% and 25% increases in handset sales by indirect dealers, as well as increases in indirect commissions per gross add; and

•	increases in advertising expenses due to more advertising campaigns in 2004 compared to 2003 related to brandname awareness initiatives.

4. General and administrative expenses

      Nextel Brazil’s general and administrative expenses decreased $4.7 million, or 21%, from the nine months ended September 30, 2003 to the same period in 2004 primarily as a result of $9.2 million in tax and other contingency liability reversals during the nine months ended September 30, 2004. This decrease was partially offset by the following:

•	a $1.5 million increase in bad debt expense as a result of the collection of a significant amount of old accounts during 2003;

•	an increase in customer care expenses resulting from an increase in payroll and related expenses due to increased customer care personnel necessary to support a larger customer base; and

•	an increase in information technology expenses as a result of increased maintenance expense.

      Nextel Brazil’s general and administrative expenses increased $4.1 million, or 92%, from the third quarter of 2003 to the same period in 2004 primarily as a result of the following:

•	an increase in general corporate costs resulting from $3.2 million in certain tax and other contingency liability reversals during the third quarter of 2003;

•	an increase in information technology expenses as a result of increased maintenance expense; and

•	an increase in bad debt expense.

5. Depreciation and amortization

      In connection with the application of fresh-start accounting principles on October 31, 2002, Nextel Brazil recorded $27.8 million in fixed asset write-downs, which substantially reduced the cost bases of Nextel Brazil’s fixed assets and resulted in less depreciation during the third quarter of 2003. Nextel Brazil spent $58.9 million on capital expenditures, which resulted in a significant increase in gross property, plant and equipment from September 30, 2003 to September 30, 2004. The $6.4 million and $2.3 million increases in depreciation and amortization from the nine and three months ended September 30, 2003 to the same periods in 2004 are primarily due to depreciation on this higher property, plant and equipment base, partially offset by a decrease in amortization. This decrease is the result of the reversal of certain valuation allowances for deferred tax assets created in connection with our application of fresh-start accounting, which was recorded as a reduction to the intangible assets that existed as of the date of our application of fresh-start accounting.

6. Foreign currency transaction (losses) gains, net

      Net foreign currency transaction gains of $22.2 million for the nine months ended September 30, 2003 are principally a result of the strengthening of the Brazilian real relative to the U.S. dollar on Nextel Brazil’s U.S. dollar-denominated liabilities during those periods, primarily its Brazil equipment facility, which was extinguished in the third quarter of 2003. As a result of this U.S. dollar debt extinguishment, Nextel Brazil’s exposure to foreign currency transaction losses was significantly reduced.

7. Other income (expense), net

      Other expense, net, of $3.5 million for the nine months ended September 30, 2003 mostly represents monetary corrections on certain tax and non-tax related contingencies.

      The $1.2 million increase in other expense, net, from the third quarter of 2003 to the same period in 2004 is largely due to an increase in taxes on transfers of certain assets.

d. Nextel Argentina

		% of		% of
		Nextel		Nextel	Change from
		Argentina’s		Argentina’s	Previous Year
	September 30,	Operating	September 30,	Operating
	2004	Revenues	2003	Revenues	Percent	Dollars

	(dollars in thousands)
Nine Months Ended
Operating revenues
Service and other revenues	$119,833	91%	$73,278	90%	$46,555	64%
Digital handset and accessory sales revenues	11,807	9%	8,263	10%	3,544	43%

	131,640	100%	81,541	100%	50,099	61%

Cost of revenues Cost of service (exclusive of depreciation included below)	(44,043)	(33)%	(22,118)	(27)%	(21,925)	99%
Cost of digital handset and accessory sales	(21,696)	(17)%	(11,358)	(14)%	(10,338)	91%

	(65,739)	(50)%	(33,476)	(41)%	(32,263)	96%
Selling and marketing expenses	(10,469)	(8)%	(7,674)	(10)%	(2,795)	36%
General and administrative expenses	(24,455)	(18)%	(18,223)	(22)%	(6,232)	34%

Segment earnings	30,977	24%	22,168	27%	8,809	40%
Depreciation and amortization	(5,899)	(4)%	(2,301)	(3)%	(3,598)	156%

Operating income	25,078	20%	19,867	24%	5,211	26%
Interest expense	(41)	—	(59)	—	18	(31)%
Interest income	298	—	411	—	(113)	(27)%
Foreign currency transaction (losses) gains, net	(854)	(1)%	907	1%	(1,761)	(194)%
Other income, net	255	—	8,268	10%	(8,013)	(97)%

Income before income tax	$24,736	19%	$29,394	35%	$(4,658)	(16)%

		% of		% of
		Nextel		Nextel	Change from
		Argentina’s		Argentina’s	Previous Year
	September 30,	Operating	September 30,	Operating
	2004	Revenues	2003	Revenues	Percent	Dollars

	(dollars in thousands)
Three Months Ended
Operating revenues
Service and other revenues	$43,939	91%	$29,089	90%	$14,850	51%
Digital handset and accessory sales revenues	4,247	9%	3,361	10%	886	26%

	48,186	100%	32,450	100%	15,736	48%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(16,492)	(34)%	(10,150)	(31)%	(6,342)	62%
Cost of digital handset and accessory sales	(7,284)	(15)%	(4,079)	(13)%	(3,205)	79%

	(23,776)	(49)%	(14,229)	(44)%	(9,547)	67%
Selling and marketing expenses	(3,902)	(8)%	(2,974)	(9)%	(928)	31%
General and administrative expenses	(9,415)	(20)%	(6,538)	(20)%	(2,877)	44%

Segment earnings	11,093	23%	8,709	27%	2,384	27%
Depreciation and amortization	(2,264)	(4)%	(1,227)	(4)%	(1,037)	85%

Operating income	8,829	19%	7,482	23%	1,347	18%
Interest expense	(1)	—	(13)	—	12	(92)%
Interest income	86	—	85	—	1	1%
Foreign currency transaction (losses) gains, net	(367)	(1)%	1,417	5%	(1,784)	(126)%
Other expense, net	(101)	—	(13)	—	(88)	NM

Income before income tax	$8,446	18%	$8,958	28%	$(512)	(6)%

NM-Not Meaningful

      In accordance with accounting principles generally accepted in the United States, we translated Nextel Argentina’s results of operations using the average exchange rates for the nine and three months ended September 30, 2004 and 2003. The average exchange rate of the Argentine peso for the nine months ended September 30, 2004 appreciated against the U.S. dollar by 3% from the same period in 2003, and the average exchange rate of the Argentine peso for the third quarter of 2004 depreciated against the U.S. dollar by 5% from the same period in 2003. As a result, the components of Nextel Argentina’s results of operations for the nine and three months ended September 30, 2004 after translation into U.S. dollars reflect slight increases or decreases, respectively, compared to its results of operations for the same periods in 2003, taking into consideration our one-month lag financial reporting policy for our non-U.S. operating subsidiaries.

1. Operating revenues

      Nextel Argentina’s service and other revenues increased $46.6 million, or 64%, and $14.9 million, or 51%, from the nine and three months ended September 30, 2003 to the same periods in 2004 primarily as a result of the following:

•	34% and 35% increases in the average number of digital handsets in service, resulting from growth in Nextel Argentina’s existing markets;

•	increases in average revenues per handset, largely due to the implementation of a termination fee between mobile carriers during the second quarter of 2003 as well as higher access revenues; and

•	increases in revenues related to Nextel Argentina’s handset maintenance program.

      Nextel Argentina’s digital handset and accessory sales increased $3.5 million, or 43%, and $0.9 million, or 26%, from the nine and three months ended September 30, 2003 to the same periods in 2004 due to 38% and 44% increases in handset sales and leases.

2. Cost of revenues

      Nextel Argentina’s cost of service increased $21.9 million, or 99%, and $6.3 million, or 62%, from the nine and three months ended September 30, 2003 to the same periods in 2004 primarily as a result of the following:

•	increases in interconnect costs, primarily caused by 46% and 54% increases in total system minutes of use, as well as significant increases in variable interconnect costs per minute of use resulting from the implementation of a termination fee between mobile carriers during the second quarter of 2003;

•	increases in service and repair costs due to an increase in activity associated with Nextel Argentina’s handset maintenance program; and

•	increases in direct switch and transmitter and receiver site costs due to an 8% increase in the number of transmitter and receiver sites in service from September 30, 2003 to September 30, 2004.

      Nextel Argentina’s cost of digital handset and accessory sales increased $10.3 million, or 91%, and $3.2 million, or 79%, from the nine and three months ended September 30, 2003 to the same periods in 2004, mostly due to 38% and 44% increases in handset sales, which included a higher proportion of more expensive models during 2004 compared to 2003, as well as increases in handset upgrades provided to existing customers.

3. Selling and marketing expenses

      Nextel Argentina’s selling and marketing expenses increased $2.8 million, or 36%, and $0.9 million, or 31%, from the nine and three months ended September 30, 2003 to the same periods in 2004 primarily as a result of the following:

•	increases in indirect commissions resulting from 39% and 45% increases in handset sales by indirect dealers;

•	increases in payroll and direct commissions resulting from 38% and 43% increases in handset sales by Nextel Argentina’s salesforce; and

•	increases in advertising expenses largely as a result of more advertising campaigns focused on promoting International Direct ConnectSM.

4. General and administrative expenses

      Nextel Argentina’s general and administrative expenses increased $6.2 million, or 34%, and $2.9 million, or 44%, from the nine and three months ended September 30, 2003 to the same periods in 2004 primarily as a result of the following:

•	increases in general corporate costs, principally as a result of increases in operating taxes on gross revenues in Argentina; and

•	increases in customer care expenses, primarily due to increases in payroll and related expenses caused by 23% and 19% increases in customer care personnel necessary to support a larger customer base.

      These increases were partially offset by decreases in bad debt expense resulting from improved collection procedures in 2004 compared to 2003. Bad debt expense also decreased as a percentage of revenues from 1.6% for the nine months ended September 30, 2003 to less than 1% for the nine months ended September 30, 2004. Bad debt expense as a percentage of revenues remained relatively flat from the third quarter of 2003 to the third quarter of 2004.

5. Depreciation and amortization

      The $3.6 million, or 156%, and $1.0 million, or 85%, increases in depreciation and amortization from the nine and three months ended September 30, 2003 to the same periods in 2004 are principally due to increased depreciation resulting from a significant increase in Nextel Argentina’s gross property, plant and equipment, principally due to the build-out of more transmitter and receiver sites in the existing coverage area in Argentina.

6. Foreign currency transaction (losses) gains, net

      Net foreign currency transaction losses of $0.9 million and $0.4 million for the nine and three months ended September 30, 2004 are primarily due to the weakening of the Argentine peso relative to the U.S. dollar on Nextel Argentina’s U.S. dollar-based net liabilities during those periods.

      Net foreign currency transaction gains of $0.9 million and $1.4 million for the nine and three months ended September 30, 2003 are primarily due to the increase in the average value of the Argentine peso on Nextel Argentina’s U.S. dollar-denominated net liabilities during those periods.

7. Other income (expense), net

      In connection with our emergence from Chapter 11 reorganization in 2002, one of our corporate entities repurchased Nextel Argentina’s credit facilities from its creditors. While this corporate entity contributed the principal balance to Nextel Argentina as a capital investment, it forgave the accrued interest during the first quarter of 2003. Other income, net, of $8.3 million for the nine months ended September 30, 2003 primarily represents the gain associated with the forgiveness of this accrued interest.

e. Nextel Peru

		% of		% of
		Nextel		Nextel	Change from
		Peru’s		Peru’s	Previous Year
	September 30,	Operating	September 30,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	(dollars in thousands)
Nine Months Ended
Operating revenues
Service and other revenues	$68,358	97%	$67,588	98%	$770	1%
Digital handset and accessory revenues	1,771	3%	1,697	2%	74	4%

	70,129	100%	69,285	100%	844	1%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(25,789)	(37)%	(24,885)	(36)%	(904)	4%
Cost of digital handset and accessory sales	(9,994)	(14)%	(8,377)	(12)%	(1,617)	19%

	(35,783)	(51)%	(33,262)	(48)%	(2,521)	8%
Selling and marketing expenses	(8,288)	(12)%	(8,218)	(12)%	(70)	1%
General and administrative expenses	(12,888)	(18)%	(11,253)	(16)%	(1,635)	15%

Segment earnings	13,170	19%	16,552	24%	(3,382)	(20)%
Depreciation and amortization	(3,879)	(6)%	(2,355)	(3)%	(1,524)	65%

Operating income	9,291	13%	14,197	21%	(4,906)	(35)%
Interest expense	(147)	—	(1,895)	(3)%	1,748	(92)%
Interest income	1,956	3%	—	—	1,956	100%
Foreign currency transaction gains, net	223	—	159	—	64	40%
Other expense, net	(10)	—	(951)	(1)%	941	(99)%

Income before income tax	$11,313	16%	$11,510	17%	$(197)	(2)%

		% of		% of
		Nextel		Nextel	Change from
		Peru’s		Peru’s	Previous Year
	September 30,	Operating	September 30,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	(dollars in thousands)
Three Months Ended
Operating revenues
Service and other revenues	$23,014	97%	$22,369	98%	$645	3%
Digital handset and accessory revenues	688	3%	540	2%	148	27%

	23,702	100%	22,909	100%	793	3%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(8,312)	(35)%	(8,296)	(36)%	(16)	—
Cost of digital handset and accessory sales	(3,212)	(14)%	(2,499)	(11)%	(713)	29%

	(11,524)	(49)%	(10,795)	(47)%	(729)	7%
Selling and marketing expenses	(2,766)	(11)%	(2,381)	(11)%	(385)	16%
General and administrative expenses	(4,459)	(19)%	(3,718)	(16)%	(741)	20%

Segment earnings	4,953	21%	6,015	26%	(1,062)	(18)%
Depreciation and amortization	(1,491)	(6)%	(888)	(4)%	(603)	68%

Operating income	3,462	15%	5,127	22%	(1,665)	(32)%
Interest expense	(36)	—	(874)	(4)%	838	(96)%
Interest income	1,119	4%	(511)	(2)%	1,630	(319)%
Foreign currency transaction gains, net	212	1%	70	—	142	203%
Other expense, net	(6)	—	(84)	—	78	(93)%

Income before income tax	$4,751	20%	$3,728	16%	$1,023	27%

      Because the U.S. dollar is the functional currency in Peru, Nextel Peru’s results of operations are not significantly impacted by the changes in the U.S. dollar to Peruvian sol exchange rate.

1. Operating revenues

      The $0.8 million, or 1%, and $0.6 million, or 3%, increases in service and other revenues from the nine and three months ended September 30, 2003 to the same period in 2004 is primarily a result of 16% and 18% increases in the average number of digital handsets in service, partially offset by 13% and 14% decreases in average revenue per handset resulting from the implementation of a new rate plan with lower access charges in response to an increase in competition in the corporate market.

      The $0.1 million, or 27%, increase in digital handset and accessory revenues from the three months ended September 30, 2003 to the three months ended September 30, 2004 is primarily the result of a 44% increase in handset sales, partially offset by Nextel Peru’s implementation of new operating lease programs for handsets as of the beginning of 2004, which resulted in the reduction of revenues from digital handset sales.

2. Cost of revenues

      The $0.9 million, or 4%, increase in cost of service from the nine months ended September 30, 2003 to the same period in 2004 is primarily due to a $0.6 million, or 17%, increase in service and repair costs resulting from a higher customer base utilizing Nextel Peru’s handset rental program, as well as a $0.4 million, or 5%, increase in site and switch costs, largely resulting from a 7% increase in the number of transmitter and receiver sites on-air from September 30, 2003 to September 30, 2004 and a 14% increase in total system minutes of use.

      The $1.6 million, or 19%, and $0.7 million, or 29%, increases in cost of digital handset and accessories from the nine and three months ended September 30, 2003 to the same periods in 2004 are primarily the result of 29% and 44% increases in handset sales.

3. General and administrative expenses

      The $1.6 million, or 15%, and $0.7 million, or 20%, increases in general and administrative expenses from the nine and three months ended September 30, 2003 to the same periods in 2004 are principally a result of the following:

•	$0.7 million, or 17%, and $0.3 million, or 22%, increases in customer care expenses, primarily due to increases in payroll and related expenses caused by 23% and 19% increases in customer care personnel necessary to support a larger customer base; and

•	$0.7 million, or 20%, and $0.4 million, or 31%, increases in general corporate expenses.

4. Depreciation and amortization

      The $1.5 million, or 65%, and $0.6 million, or 68%, increases in depreciation and amortization from the nine and three months ended September 30, 2003 to the same periods in 2004 are primarily due to increased depreciation resulting from a 72% increase in Nextel Peru’s gross property, plant and equipment, principally due to the build-out of new service areas in Peru.

5. Interest expense

      The $1.7 million, or 92%, and $0.8 million, or 96%, decreases in interest expense from the nine and three months ended September 30, 2003 to the same periods in 2004 are primarily due to the elimination of interest on Nextel Peru’s portion of the international equipment facility which it paid-down during the third quarter of 2003.

f.	Corporate and other

		% of		% of
		Corporate		Corporate	Change from
		and other		and other	Previous Year
	September 30,	Operating	September 30,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

			(dollars in thousands)
Nine Months Ended
Operating revenues
Service and other revenues	$1,164	100%	$1,173	100%	$(9)	(1)%
Digital handset and accessory sales revenues	—	—	1	—	(1)	NM

	1,164	100%	1,174	100%	(10)	(1)%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(1,245)	(107)%	(1,085)	(92)%	(160)	15%
Cost of digital handset and accessory sales	—	—	(720)	(62)%	720	(100)%

	(1,245)	(107)%	(1,805)	(154)%	560	(31)%
Selling and marketing expenses	(3,172)	(273)%	(3,256)	(277)%	84	(3)%
General and administrative expenses	(34,640)	NM	(22,190)	NM	(12,450)	56%

Segment losses	(37,893)	NM	(26,077)	NM	(11,816)	45%
Depreciation and amortization	(770)	(66)%	(404)	(34)%	(366)	91%

Operating loss	(38,663)	NM	(26,481)	NM	(12,182)	46%
Interest expense	(16,965)	NM	(28,800)	NM	11,835	(41)%
Interest income	2,385	205%	6,433	548%	(4,048)	(63)%
Loss on early extinguishment of debt, net	(79,327)	NM	(335)	(29)%	(78,992)	NM
Foreign currency transaction losses, net	(6)	(1)%	(10)	(1)%	4	(40)%
Other expense, net	(418)	(36)%	(7,261)	(618)%	6,843	(94)%

Loss before income tax	$(132,994)	NM	$(56,454)	NM	$(76,540)	NM

Three Months Ended
Operating revenues
Service and other revenues	$371	100%	$406	100%	$(35)	(9)%
Digital handset and accessory sales revenues	—	—	1	—	(1)	NM

	371	100%	407	100%	(36)	(9)%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(415)	(112)%	(368)	(90)%	(47)	13%
Cost of digital handset and accessory sales	—	—	(246)	(61)%	246	(100)%

	(415)	(112)%	(614)	(151)%	199	(32)%
Selling and marketing expenses	(1,016)	(274)%	(1,191)	(293)%	175	(15)%
General and administrative expenses	(11,344)	NM	(7,756)	NM	(3,588)	46%

Segment losses	(12,404)	NM	(9,154)	NM	(3,250)	36%
Depreciation and amortization	(290)	(78)%	(168)	(41)%	(122)	73%

Operating loss	(12,694)	NM	(9,322)	NM	(3,372)	36%
Interest expense	(4,267)	NM	(12,342)	NM	8,075	(65)%
Interest income	826	223%	5,003	NM	(4,177)	(83)%
Loss on early extinguishment of debt, net	—	—	(335)	(82)%	335	(100)%
Foreign currency transaction gains (losses), net	2	1%	2	—	0	0%
Other (expense) income, net	(197)	(53)%	201	49%	(398)	(198)%

Loss before income tax	$(16,330)	NM	$(16,793)	NM	$463	(3)%

NM-Not Meaningful

      Corporate and other operating revenues and cost of revenues primarily represent the results of analog operations reported by Nextel Chile.

1. General and administrative expenses

      The $12.5 million, or 56%, and $3.6 million, or 46%, increases in general and administrative expenses from the nine and three months ended September 30, 2003 to the nine and three months ended September 30, 2004 are due to stock compensation expense of $2.3 million and $1.4 million recognized during the nine and three months ended September 30, 2004, as well as increases in business development costs, total headcount, professional fees and other general and administrative expenses.

2. Interest expense

      The $11.8 million, or 41%, and $8.1 million, or 65%, decreases in interest expense from the nine and three months ended September 30, 2003 to the nine and three months ended September 30, 2004 are primarily the result of the elimination of interest related to our 13.0% senior secured discount notes in connection with the retirement of substantially all of these notes during the first quarter of 2004 and a decrease in interest expense related to our international equipment facility and our Brazil equipment facility in connection with the extinguishment of these facilities. These decreases were partially offset by interest incurred on our new 3.5% convertible notes and 2.875% convertible notes in the first nine months of 2004.

3. Interest income

      The $4.0 million, or 63%, and $4.2 million, or 83%, decreases in interest income from the nine and three months ended September 30, 2003 to the nine and three months ended September 30, 2004 are primarily the result of a decrease in the average cash balances at the corporate level.

4. Loss on early extinguishment of debt, net

      The $79.3 million net loss on early extinguishment of debt for the nine months ended September 30, 2004 represents a loss we incurred in connection with the retirement of substantially all of our 13.0% senior secured discount notes through a cash tender offer in March 2004.

5. Other expense, net

      Other expense, net, of $7.3 million for the nine months ended September 30, 2003 primarily represents the loss related to the accrued interest that we forgave on Nextel Argentina’s credit facilities in connection with the repurchase of these facilities by one of our corporate entities.

Liquidity and Capital Resources

      We had a working capital surplus of $321.1 million as of September 30, 2004 and $371.7 million as of December 31, 2003. The decrease in our working capital is largely the result of net repayments of our senior secured discount notes and long-term credit facilities.

      We recognized net income of $3.7 million and $49.7 million for the nine months ended September 30, 2004 and 2003, respectively, and net income of $28.2 million and $28.9 million for the three months ended September 30, 2004 and 2003, respectively. Prior to 2003, our operating expenses and capital expenditures associated with developing, enhancing and operating our digital mobile networks more than offset our operating revenues. During 2003 and the first three quarters of 2004, our operating revenues more than offset our operating expenses, excluding depreciation and amortization, and cash capital expenditures. While we expect this trend to continue, if business conditions, timing of capital expenditures or expansion plans change, we may not be able to maintain this trend. See “Future Capital Needs and Resources” for a discussion of our future outlook and anticipated sources and uses of funds for the remainder of 2004.

      Cash Flows. Our operating activities provided us with $120.6 million of net cash during the nine months ended September 30, 2004 and $184.4 million of net cash during the nine months ended September 30, 2003. The $63.8 million decrease in generation of cash is primarily due to increases in prepaid expenses, accounts receivable and inventory during 2004 and $25.0 million of cash received from Nextel Communications during the nine months ended September 30, 2003 related to our spectrum sharing agreement in Mexico.

      We used $192.8 million of net cash in our investing activities during the nine months ended September 30, 2004 compared to $198.7 million during the nine months ended September 30, 2003. The $5.9 million decrease in cash used in our investing activities is mainly due to $39.8 million in purchases of licenses during the nine months ended September 30, 2003 and a $10.7 million decrease in cash used for capital expenditures, partially offset by $41.8 million in purchases of short-term investments during the nine months ended September 30, 2004.

      We used $39.1 million of net cash in our financing activities during the nine months ended September 30, 2004, primarily due to the following:

•	$211.2 million in cash we used to retire substantially all of our 13.0% senior secured discount notes in connection with our tender offer;

•	$125.0 million in cash we used to repay our international equipment facility with Motorola;

•	$8.5 million in cash we used to pay debt financing costs in connection with the issuance of our 2.875% convertible notes; and

•	$5.9 million in transfers to restricted cash,

      partially offset by:

•	$300.0 million in gross proceeds that we raised in connection with the issuance of our 2.875% convertible notes; and

•	$11.6 million in gross proceeds we received in connection with tower sale-leaseback financing transactions.

      During the nine months ended September 30, 2003, our financing activities provided us with $192.1 million of net cash primarily due to the following:

•	$180.0 million in gross proceeds that we received from the issuance of our 3.5% convertible notes;

•	$113.1 million in net proceeds that we received from the sale of common stock; and

•	$88.7 million in gross proceeds that we received from our tower sale-leaseback financing transactions that closed during the first nine months of 2003,

      partially offset by:

•	$186.0 million in cash we used to repay our Brazil equipment facility and a portion of our international equipment facility with Motorola; and

•	$5.2 million we used to pay debt financing costs in connection with the issuance of our 3.5% convertible notes.

Future Capital Needs and Resources

      Capital Resources. Our ongoing capital resources depend on a variety of factors, including our existing cash and short-term investments, cash flows generated by our operating companies and external financial sources that may be available. As of September 30, 2004, our capital resources included $336.5 million of cash, cash equivalents and short-term investments. Our ability to generate sufficient operating cash flows by our operating companies is dependent upon, among other things:

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

      In July 2004, we repaid the remaining $52.6 million in principal and related accrued interest due under our international equipment facility. In addition, we defeased the remaining $0.04 million due under our 13.0% senior secured discount notes due 2009. The full repayment of our international equipment facility reduced our future interest costs and foreign currency exposures. Combined with the defeasance of our senior secured discount notes, the repayment of the international equipment facility increased our financial and operational flexibility due to the release of the vast majority of our assets that formed part of the collateral package that was securing these facilities and the elimination of restrictive covenants requiring the maintenance of certain financial ratios relative to leverage, segment earnings, revenues, subscribers and fixed charges.

      Under an existing agreement with American Tower, during the nine and three months ended September 30, 2004, we received $11.6 million and $2.1 million from tower sale-leaseback transactions, respectively. In addition, Nextel Brazil has a facility in place under which it can finance handset purchases. Borrowings under this facility have 180 day maturities and interest is prepaid in U.S. dollars at variable market rates. As of September 30, 2004, there were no amounts outstanding under the Nextel Brazil handset credit facility.

      Subsequent to the end of the third quarter of 2004, we closed on a $250.0 million, five year syndicated loan facility in Mexico. The facility can be drawn down, under certain conditions, within 180 days from the date of closing. Of the total amount of the facility, $129.0 million will be denominated in U.S. dollars, with a floating interest rate based on LIBOR, $90.0 million will be denominated in Mexican pesos, with a floating interest rate based on the Mexican reference rate TIIE, and $31.0 million will be denominated in Mexican pesos, at an interest rate fixed at the time of funding. We intend to hedge the currency and interest rate risks so that the facility is an effective fixed rate Mexican peso credit facility.

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

      Capital Expenditures. Our capital expenditures, including capitalized interest, were $160.7 million and $61.6 million for the nine and three months ended September 30, 2004 compared to $156.2 million and $39.2 million for the nine and three months ended September 30, 2003. The increase in capital expenditures is primarily due to additional funds invested to build-out our network in the Baja California region of Mexico during 2004. In the future, we expect to finance our capital spending using cash from operations, cash on hand, cash from tower-sale leaseback transactions and any other external financing that becomes available. Our capital spending is driven by several factors, including:

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

      Future Outlook. Our current business plan, under which we have been operating since emerging from Chapter 11 reorganization in November 2002, does not contemplate a significant expansion and does not require any additional external funding. However, we are currently evaluating expansion plans, primarily in Mexico, but also in Brazil and other Latin American markets. If we decide to pursue these expansion plans, we would seek external financing to fund them in whole or in part. We have filed applications to participate in spectrum auctions currently being planned for January 2005 in Mexico of both 800 MHz. and 1.9 GHz. There can be no assurance that we will be successful in bidding for all or any of this spectrum or that we can purchase this spectrum at an attractive price.

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

Forward Looking Statements

      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. A number of the statements made in this quarterly report on Form 10-Q are not historical or current facts, but deal with potential future circumstances and developments and our expectations based on them. They can be identified by the use of forward-looking words such as “believes,” “expects,” “intends, “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy that involve risks and uncertainties. We caution you that these forward-looking statements are only predictions, which are subject to risks and uncertainties, including technical uncertainties, financial variations, changes in the regulatory environment, industry growth and trend predictions. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operation and results of our wireless communications business also may be subject to the effects of other risks and uncertainties in addition to the other qualifying factors identified in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, including, but not limited to:

•	our ability to meet the operating goals established by our business plan;

•	general economic conditions in Latin America and in the market segments that we are targeting for our digital mobile services;

•	the political and social conditions in the countries in which we operate, including political instability, which may affect the economies of our markets and the regulatory schemes in these countries;

•	substantive terms of any international financial aid package that may be made available to any country in which our operating companies conduct business;

•	the impact of foreign exchange volatility in our markets compared to the U.S. dollar and related currency devaluations in countries in which our operating companies conduct business;

•	reasonable access to and the successful performance of the technology being deployed in our service areas, and improvements thereon, including technology deployed in connection with the introduction of digital two-way mobile data or Internet connectivity services in our markets;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet our service deployment and marketing plans and customer demand;

•	the success of efforts to improve and satisfactorily address any issues relating to our digital mobile network performance;

•	future legislation or regulatory actions relating to our specialized mobile radio services, other wireless communication services or telecommunications generally;

•	the ability to achieve and maintain market penetration and average subscriber revenue levels sufficient to provide financial viability to our digital mobile network business;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular services and personal communications services;

•	market acceptance of our new service offerings, including Nextel WorldwideSM, Nextel OnlineSM and International Direct ConnectSM;

•	our ability to access sufficient debt or equity capital to meet any future operating and financial needs; and

•	other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission, including our 2003 annual report on Form 10-K and our quarterly reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004.

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

      In September 2004, the EITF reached a final consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” Issue No. 04-8 states that contingently convertible debt should be included in diluted earnings per share computations, if dilutive, regardless of whether the market price trigger or other contingent feature has been met. EITF 04-8 is effective for all periods ending after December 15, 2004 and will be applied by retroactively restating previously reported EPS. We plan to adopt EITF 04-8 in the fourth quarter of 2004. The adoption of EITF 04-8 will require us to include the additional common shares associated with the conversion of our 2.875% convertible notes in diluted earnings per share computations, if dilutive, and will also require us to present our previously reported EPS on a comparable basis, regardless of whether the market price trigger or other contingent feature has been met.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

      Our revenues are primarily denominated in foreign currencies, while a significant portion of our operations are financed in U.S. dollars through our convertible notes. As a result, fluctuations in exchange rates relative to the U.S. dollar expose us to foreign currency exchange risks. These risks include the impact of translating our local currency reported earnings into U.S. dollars when the U.S. dollar strengthens against the local currencies of our foreign operations. In addition, we have local currency-based communication tower sale-leaseback transactions in Mexico and Brazil, which we are accounting for as financing transactions (see Note 5).

      Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. As of September 30, 2004, substantially all of our borrowings were fixed-rate long-term debt obligations. In some cases, we have used derivative instruments to manage this interest rate exposure by achieving a desired proportion of fixed rate versus variable rate borrowings. We only used derivative instruments for non-trading purposes. We do not have any derivative instruments in place as of September 30, 2004 other than one of the conversion features embedded in each of our convertible notes, which are not material in value.

      The table below presents principal amounts, related interest rates by year of maturity and aggregate amounts as of September 30, 2004 for our fixed and variable rate debt obligations, including our 3.5% convertible notes, our 2.875% convertible notes and our tower financing obligations. We determined the fair values included in this section based on:

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

	Year of Maturity						September 30, 2004		December 31, 2003

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value	Total	Fair Value

	(dollars in thousands)
Long-Term Debt:
Fixed Rate (US$)	$—	$—	$—	$—	$—	$480,000	$480,000	$641,874	$360,821	$383,580
Average Interest Rate	—	—	—	—	—	3.1%	3.1%		8.3%
Fixed Rate (MP)	$1,573	$1,859	$2,200	$2,604	$3,085	$66,405	$77,726	$77,726	$71,251	$71,251
Average Interest Rate	17.7%	17.7%	17.7%	17.7%	17.7%	17.7%	17.7%		17.8%
Fixed Rate (BR)	$210	$281	$374	$499	$666	$33,834	$35,864	$35,864	$31,880	$31,880
Average Interest Rate	28.2%	28.2%	28.2%	28.2%	28.2%	28.2%	28.2%		28.4%
Variable Rate (US$)	$—	$—	$—	$—	$—	$—	$—	$—	$125,000	$125,000
Average Interest Rate	—	—	—	—	—	—	—		6.2%

Item 4.	Controls and Procedures.

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

      As of the end of the period covered in this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and in our operating companies, including our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, these officers concluded that our disclosure controls and procedures may not have not been effective with respect to the items described below. The existence of the items has been disclosed publicly, and these officers believe that the items have been handled as contemplated by the requirement for disclosure controls and procedures under the Securities Exchange Act of 1934.

      Our chief executive officer and chief financial officer are also responsible for establishing and maintaining adequate internal controls over our financial reporting. Subsequent to the filing of our quarterly report on Form 10-Q for the period ended June 30, 2004, we identified bookkeeping errors in two liability accounts at our operating company in Mexico. Separately, on November 4, 2004, we were notified by our independent registered public accountants of errors related to our accounting policy and treatment of the subsequent reversal of deferred tax asset valuation reserves established at the time of fresh-start accounting as of October 31, 2002. These items are described in further detail below.

      During our evaluation of these items, we concluded the errors (i) reflected material weaknesses in our internal control over financial reporting with respect to account reconciliations at Nextel Mexico and (ii) may have reflected a material weakness in our internal control over financial reporting with respect to the accounting and reporting of deferred income taxes. A material weakness, as defined by the Public Company Accounting Oversight Board (PCAOB), is a reportable condition in which the design or operation of one or more elements of the internal control structure does not sufficiently reduce the risk of material errors and irregularities occurring and not being timely detected. Our management has communicated the material weakness and its background to our board of directors and its audit committee and our independent registered public accountants.

      As a result of these errors, we are restating certain of our previously issued financial statements, as described in Note 2 to our financial statements above, in order to correct these errors in the periods during which they originated. Information with respect to the quantitative impact of these errors on these financial statements is included in Note 2 to our financial statements.

      Except as described herein, there were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during our fiscal quarter that ended September 30, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Nextel Mexico Bookkeeping Errors

      The identification of the bookkeeping errors occurred as a result of our ongoing review of Nextel Mexico’s internal accounts and records in order to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

      Subsequent to the identification of these errors, we completed an account reconciliation project at Nextel Mexico to review and analyze these liability accounts and all other material accounts. We confirmed that the errors were isolated to the aforementioned liability accounts and that there were no similar errors in our other operating markets. The errors impacted operating expenses and gains and losses regarding foreign currency transactions. The errors occurred due to our failure to perform account reconciliations and resolve differences in a timely manner, and the errors did not result from any fraudulent activities.

      The nature of the errors relate to three main areas:

•	Foreign Currency Adjustments — Some of our foreign currency transaction gains and losses were double-recorded through a combination of manual entries and system generated automatic entries recorded upon payment of U.S. dollar denominated payables;

•	Accounts Receivable Adjustments — During periodic reconciliations between the accounts receivables subledger and the general ledger, unreconciled differences related to returned checks, manual adjustments and other items were reclassified to the current liability account, but not reversed from the liability account upon proper resolution of these differences; and

•	Audit Adjustments — A number of audit adjustments were recorded in 2002 to a current liability account but then not reversed from the liability account appropriately, causing unreconciled differences.

      We have taken or are taking the following corrective actions, which we believe will eliminate the material weakness, strengthen our internal controls and prevent the possibility of this type of error from occurring in the future:

•	personnel changes, including the hiring of a new director of finance and the termination of the controller responsible for the unreconciled accounts;

•	the implementation of additional procedures surrounding the account reconciliation process as well as manual journal entries in our operating companies and related to the monitoring by NII Holdings of key control procedures in our operating companies;

•	revisions to system controls regarding general ledger posting restrictions; and

•	the provision of more specific guidance regarding steps that must be completed by our operating companies’ executives before signing the certifications related to Section 302 of Sarbanes-Oxley.

Accounting for Deferred Income Taxes

      Beginning with our emergence from Chapter 11 reorganization on October 31, 2002, we recognized the release of valuation allowances on deferred tax assets established at the time of fresh-start accounting as a non-cash reduction to our income tax provision. We reached this conclusion on the appropriate accounting treatment on the basis of our own review, advice received from a third party tax expert and various consultations with our former independent registered accountants. Upon further review, our current independent registered public accountants notified us that our accounting was in error and that in accordance with Statement of Position (SOP) No. 90-7, the release of valuation allowances established at fresh-start accounting should not be a reduction to our income tax provision but rather a reduction to intangible assets until these are fully exhausted, followed by increases to paid-in-capital, if necessary. We acknowledge that our prior conclusion may be a material weakness as defined by the PCAOB.

      We have reviewed and corrected our accounting policy for income taxes to accurately track and record the release of valuation allowances established at the time we applied fresh-start accounting. The errors occurred as a result of the misapplication of the appropriate financial accounting standard and did not result from any fraudulent activities. We believe management has taken the necessary corrective actions to eliminate this potential material weakness as of the date of this report. Lastly, we have reflected this correction in our reported results for the quarter ended September 30, 2004 and will be restating our historical financial statements included in our annual report on Form 10-K for the year ended December 31, 2003, with comparable restated 2002 financial information, and the financial statements included in our quarterly reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004, with comparable restated 2003 financial information, through amended filings as soon as practicable. See “Item 1. Financial Statements — Unaudited, Note 2.”

PART II — OTHER INFORMATION.

Item 1.     Legal Proceedings.

      We and/or our operating companies are parties to certain legal proceedings that are described in our 2003 annual report on Form 10-K. During the three months ended September 30, 2004, there were no material changes in the status of or developments regarding those legal proceedings that have not been previously disclosed in our 2003 annual report on Form 10-K and our quarterly reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004.

Item 6.     Exhibits.

Exhibit
Number	Exhibit Description

10.1	Form of Credit Agreement, dated as of October 27, 2004, by and between Communicaciones Nextel de Mexico, S.A. de C.V., the banks named therein as lenders, Citibank, N.A., Citigroup Global Markets, Inc. and Scotiabank Inverlat, S.A.
12.1	Ratio of Earnings to Fixed Charges.
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ RICARDO L. ISRAELE

Ricardo L. Israele Vice President and Controller (On Behalf of the Company and as Chief Accounting Officer)

Date: November 15, 2004

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.1	Form of Credit Agreement, dated as of October 27, 2004, by and between Communicaciones Nextel de Mexico, S.A. de C.V., the banks named therein as lenders, Citibank, N.A., Citigroup Global Markets, Inc. and Scotiabank Inverlat, S.A.
12.1	Ratio of Earnings to Fixed Charges.
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.