Form 10-K/A
period 2003-12-31
NII HOLDINGS INC
filed 2005-03-28
CIK 1037016

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/ A
(Amendment No. 1)

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
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/ A or any amendment to this Form 10-K/ A.    ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒         No ☐
         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $425,737,030
         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes ☒         No ☐
         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on March 1, 2004

Common Stock, $0.001 par value per share	68,960,832
Documents Incorporated by Reference
         Portions of the registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

NII HOLDINGS, INC.

EXPLANATORY NOTE
Restatement of Previously Issued Consolidated Financial Statements
      We have restated our previously issued consolidated financial statements and related footnotes as of and for the year ended December 31, 2003 and as of and for the two months ended December 31, 2002 and the ten months ended October 31, 2002, as set forth in Note 2 to our consolidated financial statements included in this annual report on Form 10-K/ A. We are restating our consolidated financial statements to correct for the following items:

•	Bookkeeping errors at our operating company in Mexico;

•	Accounting for deferred tax asset valuation allowance reversals;

•	Certain errors in the calculation of income taxes for financial statement purposes;

•	Depreciation of handsets in Argentina; and

•	Other insignificant miscellaneous adjustments.

      All amounts in this annual report on Form 10-K/ A have been updated, as appropriate, to reflect this restatement. Other than for the items discussed in this Explanatory Note, we did not update this annual report on Form 10-K/ A for subsequent events that occurred after we filed our original annual report on Form 10-K on March 12, 2004.
     Description of Errors
      We identified various bookkeeping errors at our operating company in Mexico. These errors originated in the third quarter of 2002 and occurred through the third quarter of 2004. The identification of these bookkeeping errors occurred as a result of our ongoing review of Nextel Mexico’s internal accounts and records in order to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.
      The nature of the errors relate to the following main areas:

•	Foreign currency adjustments — Some foreign currency transaction gains and losses were double-recorded through a combination of manual entries and system-generated automatic entries recorded upon payment of U.S. dollar denominated payables;

•	Accounts receivable adjustments — Periodic reconciliations between the accounts receivable subsidiary ledger and the general ledger were not performed properly. As a result, unreconciled differences related to the non-recognition of commissions expense on credit card payments, returned checks, manual adjustments and other items were classified to a current liability account, but were not reversed from the liability account upon resolution of these differences; and

•	Liability accounts — Certain liability accounts contained balances that could not be supported by invoices or subsequent disbursements.

      We determined the reversal of certain valuation allowances on deferred tax assets that were established at the time of our application of fresh-start accounting in 2002 were not correctly reported in our consolidated financial statements for subsequent periods. For the two-month period ended December 31, 2002 and the year ended December 31, 2003, we reversed valuation allowances which reduced the provision for income taxes. In accordance with the American Institute of Certified Public Accountants’ Statement of Position, or SOP, 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” the reversal of valuation allowances established in fresh-start accounting should first reduce intangible assets existing at our emergence from reorganization until fully exhausted, followed by increases to paid-in capital.
      For the two months ended December 31, 2002 and the ten months ended October 31, 2002, we identified errors in the calculation of income tax expense in Mexico for financial statement purposes. The adjustment to correct our income tax expense for this matter increases our long-lived assets as of

October 31, 2002 because of the application of fresh-start accounting under SOP 90-7. As a result, we understated amortization and depreciation related to those long-lived assets for periods subsequent to the ten months ended October 31, 2002. We identified tax computational errors related to taxes payable in one of our international markets resulting in an understatement of income tax expense for the six months ended December 31, 2003. We also identified an error in the calculation of income taxes in Brazil for financial reporting purposes, resulting in an understatement of the income tax provision for the three months ended December 31, 2003.
      During the monthly process to convert the operating results from accounting principles generally accepted in Argentina to accounting principles generally accepted in the United States, the depreciation expense related to handsets under operating leases was erroneously omitted for financial reporting purposes for the three months ended December 31, 2003.
Stock Split
      On February 26, 2004, we announced a 3-for-1 common stock split which was effected in the form of a stock dividend that was paid on March 22, 2004 to holders of record as of March 12, 2004. All share and per share amounts in this Form 10-K/A related to NII Holdings, Inc. for the period from and after November 1, 2002, which we refer to as our Successor Company, have been updated to reflect the common stock split.

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
      Our operating companies have licenses in markets that cover about 163 million people. Our licenses are concentrated in the areas of the highest population and business activity in the countries in which we operate. We currently provide integrated digital mobile services in the three largest metropolitan areas in each of Mexico, Brazil and Argentina, in the largest city in Peru and in other cities in each country. As of

December 31, 2003, our operating companies had a total of about 1.46 million digital handsets in commercial service. For financial information about our segments, see Note 17 to our audited consolidated financial statements included at the end of this annual report on Form 10-K/A.
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
Recent Developments
      Sale of Common Stock and Convertible Notes Issuance. In September 2003, we sold 6,000,000 shares of our common stock in a public offering at a sale price of $20.00 per share for net proceeds of $113.1 million and privately placed $180.0 million aggregate principal amount of 3.5% convertible notes due 2033 for net proceeds of $174.6 million. We used a portion of the net proceeds from the sale of common stock to pay $86.0 million in consideration for all of the $103.2 million in outstanding principal, as well as $5.5 million in accrued and unpaid interest, under our Brazil equipment facility, resulting in a $22.7 million gain. In addition, we used a portion of the net proceeds from the sale of common stock and the convertible notes issuance to fund a $100.0 million prepayment of our international equipment facility. For additional information, see Note 8 to our audited consolidated financial statements included at the end of this annual report on Form 10-K/A.
      The convertible notes are senior unsecured debt of the Company. The convertible notes bear interest at a rate of 3.5% per year, payable semi-annually in arrears and in cash on March 15 and September 15 of each year, beginning March 15, 2004, and will mature on September 15, 2033, when the entire principal balance of $180.0 million will be due. In addition, the noteholders have the right to require us to repurchase the notes on September 15 of 2010, 2013, 2018, 2023 and 2028 at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest. If a fundamental change or termination of trading, as defined, occurs prior to maturity, the noteholders have the right to require us to repurchase all or part of the notes at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest. The notes are convertible at the option of the holder into shares of our common stock at a conversion rate of 37.5 shares per $1,000 principal amount of notes, subject to adjustment, at any time prior to the close of business on the final maturity date under any of the following circumstances:

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
      Income Taxes. As of December 31, 2002, we provided a full valuation reserve against all of our net deferred tax assets as realization of the net deferred tax assets could not be sufficiently assured at that time.
      We assess the realizability of our deferred tax assets at each reporting period. Our assessments generally consider several factors, including the reversal of existing deferred tax asset temporary differences, projected future taxable income, tax planning strategies and historical and future book income adjusted for permanent book to tax differences. Given our limited operating history, post-reorganization, we limited the analysis of future projections that we performed in 2003 to only one year, 2004.
      As a result of this assessment, during 2003, we reversed $98.6 million of the deferred tax asset valuation allowance as a reduction to intangible assets in accordance with American Institute of Certified Public Accountants’ Statement of Position, or SOP, 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” in connection with our emergence from Chapter 11 reorganization. Since these valuation allowances existed as of the date of the application of fresh-start accounting, we recorded the reversals as a reduction to our remaining intangible assets existing at our emergence from reorganization. Once these intangible assets are fully exhausted, we will record any additional reversals as an increase to paid-in capital. We recorded the reversal of valuation allowances related to deferred tax assets generated subsequent to our reorganization as a tax benefit in the amount of $1.2 million during 2003. In connection with our ongoing deferred tax assessment, we may further release additional deferred tax asset valuation balances during 2004.

      Realization of any additional deferred tax assets in any of our markets depends on continued future profitability in these markets. Our ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, the state of the telecommunications industry, the resolution of political uncertainties, competitive pressures and other factors beyond management’s control. If our operations continue to demonstrate profitability, we may further reverse additional deferred tax asset valuation allowance balances during 2004. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our foreign operating companies and in our U.S. companies throughout 2004 to determine the appropriate level of valuation reserves.
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
      We have the option to satisfy the conversion of the notes in shares of our common stock, in cash or a combination of both.
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
      Enacted Tax Rates. In December 2002, the Mexican government enacted legislation, effective beginning in 2003, that reduced the corporate tax rate from 35% to 34% in 2003 and further reduced that rate to 33% in 2004 and 32% in 2005.
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
_____________________________
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
      In 1998, we entered into a 10 year tax stability agreement with the Peruvian government that suspends our net operating losses from expiring until our operations in Peru are generating taxable income. Once taxable, we have five years to utilize those losses and will be taxed at 30%.
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
      Many of the foreign countries in which we operate have increasingly turned to new taxes, as well as aggressive interpretations of current taxes, as a method of increasing revenue. For instance, Brazil has a tax on financial transactions, and certain provinces in Argentina adopted higher tax rates on telecommunications services in 2001. In addition, in 2002 and 2003 Mexico adopted a new tax on telecommunications services. The provisions of the new tax laws may prohibit us from passing these taxes on to our customers. These taxes may reduce the amount of earnings that we can generate from our services.
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
      As of December 31, 2003, the book value of our long-term debt was $535.3 million, including $180.0 million of our 3.5% convertible notes due 2033, $128.6 million of our 13% senior secured discount notes due 2009 (with $180.8 million due at maturity), $125.0 million of indebtedness outstanding under our international equipment facility and $101.7 million in obligations associated with a sale and leaseback of communication towers, and our stockholders’ equity was $217.8 million. All of our indebtedness under the international equipment facility and our senior secured discount notes is secured by our assets, including the stock of our subsidiaries.
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
      If we were liquidated, the value of our assets likely would not be sufficient to satisfy our obligations. We have a significant amount of intangible assets, such as licenses. The value of these licenses will depend significantly upon the success of our digital mobile network business and the growth of the specialized mobile radio and wireless communications industries in general. Moreover, the transfer of licenses in liquidation would be subject to governmental or regulatory approvals that may not be obtained or that may adversely impact the value of such licenses. Our net tangible book value was $132.0 million as of December 31, 2003.
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
      As a result of the November 2002 consummation of our Revised Third Amended Joint Plan of Reorganization and the transactions contemplated thereby, we are operating our existing business under a new capital structure. In addition, we were subject to fresh-start accounting rules. Accordingly, our consolidated financial condition and results of operations from and after our reorganization are not comparable to our consolidated financial condition or results of operations reflected in our financial statements for periods prior to our reorganization, which are included in this annual report on Form 10-K/A.
     Our forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs.
      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. A number of the statements made in this annual report on Form 10-K/ A are not historical or current facts, but deal with potential future circumstances and developments. They can be identified by the use of forward-looking words such as “believes,” “expects,” “intends,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates or other comparable words, or by discussions of strategy that involve risks and uncertainties. We caution you that these forward-looking statements are only predictions, which are subject to risks and uncertainties, including technical uncertainties, financial variations, changes in the regulatory environment, industry growth and trend predictions. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operation and results of our wireless communications business also may be subject to the effects of other risks and uncertainties in addition to the other qualifying factors identified in the foregoing “K. — Risk Factors” section, including, but not limited to:

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
      Byron R. Siliezar, 48, has been the vice president and chief financial officer of NII Holdings since 1999. Mr. Siliezar was the vice president and controller of NII Holdings from 1998 to 1999. Mr. Siliezar served as vice president of finance at Neodata Corporation, a subsidiary of EDS Corporation, a global information technology company, from 1997 to 1998. From 1996 to 1997, he served as international controller of Pagenet. Mr. Siliezar held various executive and management positions at GTE Corporation both domestically and overseas from 1982 to 1996.
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
      The following table sets forth on a per share basis the reported high and low sales prices for our common stock, based on published financial sources, for the quarters indicated. On February 26, 2004, we announced a 3-for-1 common stock split which was effected in the form of a stock dividend that was paid on March 22, 2004 to holders of record as of March 12, 2004. The prices in the table have been adjusted to reflect this stock split.

	Price Range of
	Common Stock

	High	Low

2002
Fourth Quarter (beginning November 20)	$4.77	$1.83

2003
First Quarter	$8.95	$3.87
Second Quarter	13.29	7.90
Third Quarter	22.20	12.50
Fourth Quarter	26.87	20.02

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

4. Securities Authorized for Issuance under Equity Compensation Plans

General
      The following table sets forth information as of December 31, 2003, with respect to compensation plans under which shares of our common stock are authorized for issuance. On February 26, 2004, we announced a 3-for-1 common stock split which was effected in the form of a stock dividend that was paid on March 22, 2004 to holders of record as of March 12, 2004. The information in the table has been adjusted to reflect this stock split.

Weighted
Average Exercise
	Number of Securities	Price of
	to be Issued Upon	Outstanding	Number of Securities
	Exercise of	Options,	Remaining Available for
	Outstanding Options,	Warrants and	Future Issuance Under Equity
Plan Category	Warrants and Rights	Rights	Compensation Plans(1)

Equity compensation plans approved by stockholders(2)	—	—	—
Equity compensation plans not approved by stockholders	3,622,680	$1.27	160,776

Total	3,622,680	$1.27	160,776

(1)	Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.

(2)	We do not have any equity compensation plans that have been approved by stockholders.

2002 Management Incentive Plan
      Pursuant to the Revised Third Amended Joint Plan of Reorganization we adopted the 2002 Management Incentive Plan (the “MIP”) for the benefit of employees and directors of NII Holdings, which became effective on November 12, 2002. The MIP provides equity and equity-related incentives to directors, officers or key employees of, and consultants to, NII Holdings up to a maximum of 6,666,666 shares of common stock subject to adjustments. The MIP is administered by NII Holdings’ board of directors, or by a committee of the board of directors to which such authority is delegated by the board of directors. The MIP provides for the issuance of options for the purchase of shares of common stock, as well as grants of shares of common stock where the recipient’s rights may vest upon the fulfillment of specified performance targets or the recipient’s continued employment by NII Holdings for a specified period, or in which the recipient’s rights may be subject to forfeiture upon a termination of employment. The MIP also provides for the issuance to non-affiliate directors, officers or key employees of, and consultants to, NII Holdings of stock appreciation rights whose value is tied to the market value per share, as defined in the MIP, of the common stock, and performance units which entitle the recipients to payments upon the attainment of specified performance goals.
      The MIP provides for the issuance of incentive stock options in compliance with Section 422 of the Internal Revenue Code, as well as “non-qualified” options which do not purport to qualify for treatment under Section 422. All options issued under the MIP vest as determined by the board of directors.
Item 6. Selected Financial Data
      The financial information presented below for the years ended December 31, 1999, 2000 and 2001, ten months ended October 31, 2002, two months ended December 31, 2002 and year ended December 31, 2003 has been derived from our audited consolidated financial statements. Our consolidated financial statements as of and for the years ended December 31, 1999, 2000 and 2001, ten months ended October 31, 2002 and two months ended December 31, 2002 have been audited by Deloitte & Touche LLP, our former independent registered public accounting firm. Our consolidated financial statements as of and for the year ended December 31, 2003 have been audited by PricewaterhouseCoopers LLP, our current independent registered public accounting firm. Our audited consolidated financial statements as of

December 31, 2002 and 2003 and for the year ended December 31, 2001, ten months ended October 31, 2002, two months ended December 31, 2002 and year ended December 31, 2003 are included at the end of this annual report on Form 10-K/ A. This information is only a summary and should be read together with our consolidated historical financial statements and management’s discussion and analysis appearing elsewhere in this annual report on Form 10-K/ A.
      As a result of the consummation of our Revised Third Amended Joint Plan of Reorganization and the transactions contemplated thereby on November 12, 2002, we are operating our existing business under a new capital structure. In addition, we applied fresh-start accounting rules on October 31, 2002. Accordingly, our consolidated financial condition and results of operations from and after our reorganization are not comparable to our consolidated financial condition or results of operations for periods prior to our reorganization reflected in our historical financial statements included at the end of this annual report on Form 10-K/ A or in the selected consolidated historical financial information set forth below. References below to the Predecessor Company refer to NII Holdings for the period prior to November 1, 2002 and references to the Successor Company refer to NII Holdings for the period from and after November 1, 2002.
      We have restated our previously issued consolidated financial statements and related footnotes as of and for the year ended December 31, 2003 and as of and for the two months ended December 31, 2002 and the ten months ended October 31, 2002, as set forth in this annual report on Form 10-K/ A. We are restating our consolidated financial statements to correct for the following items:

•	Bookkeeping errors at our operating company in Mexico;

•	Accounting for deferred tax asset valuation allowance reversals;

•	Certain errors in the calculation of income taxes for financial statement purposes;

•	Depreciation of handsets in Argentina; and

•	Other insignificant miscellaneous adjustments.

      For additional information regarding this restatement, see Note 2 to our consolidated financial statements included in this annual report on Form 10-K/ A. All amounts in this Form 10-K/ A have been updated, as appropriate, to reflect this restatement. Other than for the items discussed herein, we did not update this annual report on Form 10-K/ A for subsequent events that occurred after we filed our original annual report on Form 10-K on March 12, 2004.

	Successor Company		Predecessor Company

		Two Months	Ten Months
	Year Ended	Ended	Ended	Year Ended December 31,
	December 31,	December 31,	October 31,
	2003	2002	2002	2001	2000	1999

	Restated	Restated	Restated
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Operating revenues
Service and other revenues	$895,615	$137,623	$610,341	$634,736	$303,328	$104,528
Digital handset and accessory revenues	43,072	5,655	26,754	27,710	21,000	19,836

	938,687	143,278	637,095	662,446	324,328	124,364

Cost of revenues
Cost of service (exclusive of depreciation included below)	240,021	29,929	164,995	173,000	78,817	40,999
Cost of digital handset and accessory sales	134,259	19,569	87,582	150,536	99,826	55,200

	374,280	49,498	252,577	323,536	178,643	96,199
Selling, general and administrative	317,400	47,108	262,405	426,679	275,361	191,015
Impairment, restructuring and other charges	—	—	15,808	1,581,164	—	—
Depreciation	49,127	4,694	55,758	162,083	113,648	81,594
Amortization	30,374	6,392	9,219	56,479	39,394	26,497

Operating income (loss)	167,506	35,586	41,328	(1,887,495)	(282,718)	(270,941)
Interest expense	(64,623)	(10,469)	(151,579)	(297,228)	(237,743)	(179,604)
Interest income	10,864	1,797	3,928	13,247	22,116	8,442
Foreign currency transaction gains (losses), net	8,856	2,616	(180,765)	(61,282)	(10,671)	(60,793)
Reorganization items, net	—	—	2,180,998	—	—	—
Gain on extinguishment of debt, net	22,404	—	101,598	—	—	—
Realized (losses) gains on investments, net	—	—	—	(151,291)	239,467	—
Equity in gains (losses) of unconsolidated affiliates	—	—	—	9,640	(33,328)	(9,270)
Minority interest in losses of subsidiaries	—	—	—	—	6,504	19,314
Other (expense) income, net	(12,166)	(1,557)	(8,918)	(4,181)	6,251	(5,112)

Income (loss) from continuing operations before income tax (provision) benefit	132,841	27,973	1,986,590	(2,378,590)	(290,122)	(497,964)
Income tax (provision) benefit	(51,627)	(24,874)	(29,270)	68,750	(67,660)	17

Income (loss) from continuing operations	81,214	3,099	1,957,320	(2,309,840)	(357,782)	(497,947)
Income (loss) from discontinued operations of Nextel Philippines	—	19,665	(2,025)	(170,335)	(59,973)	(22,199)
Income tax (provision) benefit from discontinued operations of Nextel Philippines	—	—	(252)	(17,146)	549	—

Net income (loss)	81,214	22,764	1,955,043	(2,497,321)	(417,206)	(520,146)
Accretion of series A redeemable preferred stock to value of liquidation preference	—	—	—	—	(61,334)	—

Income (loss) attributable to common stockholders	$81,214	$22,764	$1,955,043	$(2,497,321)	$(478,540)	$(520,146)

Net income (loss) from continuing operations per common share, basic	$1.29	$0.05	$7.24	$(8.53)	$(1.69)	$(2.27)
Net income (loss) from discontinued operations per common share, basic	—	0.33	(0.01)	(0.69)	(0.24)	(0.10)

Net income (loss) per common share, basic	$1.29	$0.38	$7.23	$(9.22)	$(1.93)	$(2.37)

Net income (loss) from continuing operations per common share, diluted	$1.19	$0.05	$7.24	$(8.53)	$(1.69)	$(2.27)
Net income (loss) from discontinued operations per common share, diluted	—	0.31	(0.01)	(0.69)	(0.24)	(0.10)

Net income (loss) per common share, diluted	$1.19	$0.36	$7.23	$(9.22)	$(1.93)	$(2.37)

Weighted average number of common shares outstanding, basic	63,129	60,000	270,382	270,750	248,453	219,359

Weighted average number of common shares outstanding, diluted	67,987	63,429	270,382	270,750	248,453	219,359

	Successor Company		Predecessor Company

	December 31,		December 31,

	2003	2002	2001	2000	1999

	Restated	Restated
			(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$405,406	$231,161	$250,250	$473,707	$93,748
Restricted cash	—	—	84,041	145	6,280
Property, plant and equipment, net	368,434	230,598	350,001	1,070,127	539,455
Intangible assets, net	85,818	182,264	192,649	936,880	454,657
Total assets	1,128,436	831,473	1,244,420	3,193,226	1,681,792
Long-term debt, including current portion	536,756	432,157	2,665,144	2,519,283	1,548,496
Stockholders’ equity (deficit)	217,770	71,612	(2,022,150)	81,604	(179,590)
Ratio of Earnings to Fixed Charges:

Successor Company		Predecessor Company

	Two Months	Ten Months
Year Ended	Ended	Ended	Year Ended December 31,
December 31,	December 31,	October 31,
2003	2002	2002	2001	2000	1999

Restated	Restated	Restated
2.55x	3.09x	12.63x	—	0.15x	—
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
      Operating Revenues and Cost of Revenues. On January 1, 2000, we changed our revenue recognition policy in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements.” We accounted for the adoption of SAB No. 101 as a change in accounting principle effective January 1, 2000. For the years ended December 31, 1999, 2000 and 2001 and for the ten months ended October 31, 2002, we classified revenues from digital handset and accessory sales within operating revenues and the related costs of digital handset and accessory sales within cost of revenues. We previously classified these costs within selling, general and administrative expenses. In connection with our adoption of fresh-start accounting in accordance with the American Institute of Certified Public Accountants’ Statement of Position, or SOP, 90-7, “Financial Reporting for Entities in Reorganization Under the Bankruptcy Code,” we implemented Emerging Issues Task Force, or EITF, Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” As a result of our implementation of EITF Issue 00-21, on November 1, 2002, we began recognizing all revenue from sales and related cost of sales of handsets when title and risk of loss pass to the customer. Therefore, for the two months ended December 31, 2002 and for the year ended December 31, 2003, we recognized 100% of the revenue from handset sales upon delivery of the handset and transfer of risk of loss to the customer. Additional information regarding these accounting changes can be found in Note 1 to the audited consolidated financial statements included at the end of this annual report on Form 10-K/ A.
      Impairment, Restructuring and Other Charges. During the third quarter of 2001, following our review of the economic conditions, operating performance and other relevant factors in the Philippines, we decided to discontinue funding to Nextel Philippines. As a result, we performed an assessment of the carrying values of the long-lived assets related to Nextel Philippines in accordance with Statement of Financial Accounting Standards, or SFAS, No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” As a result, during the third quarter of 2001, we wrote down the carrying values of our long-lived assets related to Nextel Philippines to their estimated fair market values and recorded a $147.1 million pre-tax impairment charge, which is classified in discontinued operations. Additional information regarding this charge can be found in Note 12 to the audited consolidated financial statements included at the end of this annual report on Form 10-K/ A.
      In view of the then capital constrained environment and our lack of funding sources, during the fourth quarter of 2001, we undertook an extensive review of our business plan and determined to pursue a less aggressive growth strategy that targeted conservation of cash resources by slowing enhancement and expansion of our networks and reducing subscriber growth and operating expenses. In connection with the implementation of this plan, during the fourth quarter of 2001, we recorded non-cash pre-tax impairment charges and pre-tax restructuring and other charges of about $1.6 billion. Additional information regarding these charges can be found in Note 12 to the audited consolidated financial statements included at the end of this annual report on Form 10-K/ A.
      During 2002, some of our markets further restructured their operations, which included workforce reductions. During the ten months ended October 31, 2002, we recorded $3.1 million in restructuring charges related to these actions and a $7.9 million impairment charge to write down the carrying values of Nextel Argentina’s long-lived assets to their estimated fair values as a result of the continued economic decline in Argentina. In addition, through May  24, 2002, we incurred $4.8 million in other charges for legal and advisory costs incurred related to our debt restructuring activities. Beginning May 24, 2002, we recognized these costs in reorganization items, net, in accordance with SOP 90-7. Additional information regarding these charges can be found in Note 12 to the audited consolidated financial statements included at the end of this annual report on Form 10-K/ A.
      Depreciation and Amortization. As mentioned above, during 2001, we wrote down substantially all of the long-lived assets held by our operating companies, including property, plant and equipment and intangible assets, to their estimated fair values in accordance with SFAS No. 121. We did not make any adjustments to depreciation or amortization expense recorded during the year ended December 31, 2001. The net book value of the impaired assets became the new cost basis as of December 31, 2001. As a result of the lower cost bases, depreciation and amortization decreased significantly during the ten months ended October 31, 2002. On October 31, 2002, as a result of our reorganization and in accordance with fresh-start accounting requirements under SOP 90-7, we further adjusted the carrying values of our property, plant and equipment and intangible assets based on their estimated relative fair values, which we determined in consultation with external valuation specialists. As a result of additional write-downs to fixed assets, depreciation decreased further during the two months ended December 31, 2002 and the year ended December 31, 2003. Additional information regarding these adjustments can be found in Note 3 to the audited consolidated financial statements included at the end of this annual report on Form 10-K/ A.
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
      Reorganization Items, Net. In accordance with SOP 90-7, we classified in reorganization items all items of income, expense, gain or loss that were realized or incurred because we were in reorganization. We expensed as incurred professional fees associated with and incurred during our reorganization and reported them as reorganization items. In addition, during the second quarter of 2002, we adjusted the carrying value of our senior redeemable notes to their face values by writing off the remaining unamortized discounts totaling $92.2 million. We also wrote off the entire remaining balance of our debt financing costs of $31.2 million. We also classified in reorganization items interest income earned by NII Holdings, Inc. or NII Holdings (Delaware), Inc. that would not have been earned but for our Chapter 11 filing. In addition, as a result of our reorganization and our application of fresh-start accounting, we recognized in reorganization items a $2.3 billion gain on the extinguishment of our old senior notes, partially offset by a $115.1 million charge related to the revaluation of our assets and liabilities. Additional information regarding these transactions can be found in Note 3 to the audited consolidated financial statements included at the end of this annual report on Form 10-K/ A.
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
      Realized (Losses) Gains on Investments, Net. In October 2000, TELUS Corporation, a publicly traded Canadian telecommunications company, acquired Clearnet Communications, Inc., a publicly traded Canadian company in which we owned an equity interest. In connection with this acquisition, we exchanged our 8.4 million shares of Clearnet stock for 13.7 million shares of TELUS stock, representing about 4.8% of the ownership interest in TELUS. We recorded a pre-tax gain of about $239.5 million in the fourth quarter of 2000 related to this transaction. During the third quarter of 2001, in connection with our review of our investment portfolio, we recognized a $188.4 million reduction in fair value of our investment in TELUS, based on its stock price as of September 30, 2001. During the fourth quarter of 2001, we sold our investment in TELUS and recognized a $41.6 million pre-tax gain related to the sale. Additional information regarding these transactions can be found in Note 13 to the audited consolidated financial statements included at the end of this annual report on Form 10-K/A.

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
      Income Tax Benefit (Provision). The income tax provision of $51.6 million for the year ended December 31, 2003 primarily relates to current and deferred income taxes of $23.7 million and $51.1 million, respectively, primarily due to higher profitability in Mexico and Argentina partially offset by a $23.2 million current income tax benefit due to the reversal of a valuation allowance on post-reorganization deferred tax assets in the U.S.
      During the two months ended December 31, 2002, we incurred a net income tax provision of $24.9 million, which primarily relates to deferred income tax expense in Mexico, Argentina and Peru, as well as current income tax expense in Mexico and withholding tax in the U.S. During the ten months ended October 31, 2002, we incurred a net income tax provision of $29.3 million, which primarily relates to current U.S. income tax of $25.8 million.
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

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. Executive Overview	51
B. Results of Operations	62
1. Year Ended December 31, 2003 vs. Combined Period Ended December 31, 2002	64
a. Consolidated	64
b. Nextel Mexico	69
c. Nextel Brazil	73
d. Nextel Argentina	76
e. Nextel Peru	80
f. Corporate and other	82
2. Combined Period Ended December 31, 2002 vs. Year Ended December 31, 2001	84
a. Consolidated	85
b. Nextel Mexico	90
c. Nextel Brazil	94
d. Nextel Peru	98
e. Nextel Argentina	101
f. Corporate and other	106
C. Liquidity and Capital Resources	109
D. Future Capital Needs and Resources	110
E. Effect of Inflation and Foreign Currency Exchange	113
F. Effect of New Accounting Standards	113
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	114

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
Restatement of Previously Issued Consolidated Financial Statements
      We have restated our previously issued consolidated financial statements and related footnotes as of and for the year ended December 31, 2003 and as of and for the two months ended December 31, 2002 and the ten months ended October 31, 2002, as set forth in this annual report on Form 10-K/ A. We are restating our consolidated financial statements to correct for the following items:

•	Bookkeeping errors at our operating company in Mexico;

•	Accounting for deferred tax asset valuation allowance reversals;

•	Certain errors in the calculation of income taxes for financial statement purposes;

•	Depreciation of handsets in Argentina; and

•	Other insignificant miscellaneous adjustments.

      For additional information regarding this restatement, see Note 2 to our consolidated financial statements included in this annual report on Form 10-K/ A. All amounts in this Form 10-K/A have been updated, as appropriate, to reflect this restatement. Other than for the items discussed herein, we did not update this annual report on Form 10-K/ A for subsequent events that occurred after we filed our original annual report on Form 10-K on March 12, 2004.
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
Recent Developments
      Sale of Common Stock and Convertible Notes Issuance. In September 2003, we sold 6,000,000 shares of our common stock in a public offering at a sale price of $20.00 per share for net proceeds of $113.1 million and privately placed $180.0 million aggregate principal amount of 3.5% convertible notes due 2033 for net proceeds of $174.6 million. We used a portion of the net proceeds from the sale of common stock to pay $86.0 million in consideration for all of the $103.2 million in outstanding principal, as well as $5.5 million in accrued and unpaid interest, under our Brazil equipment facility, resulting in a $22.7 million gain. In addition, we used a portion of the net proceeds from the sale of common stock and the convertible notes issuance to fund a $100.0 million prepayment of our international equipment facility. For additional information, see Note 8 to our audited consolidated financial statements included at the end of this annual report on Form 10-K/A.
      The convertible notes are senior unsecured debt of the Company. The convertible notes bear interest at a rate of 3.5% per year, payable semi-annually in arrears and in cash on March 15 and September 15 of each year, beginning March 15, 2004, and will mature on September 15, 2033, when the entire principal balance of $180.0 million will be due. In addition, the noteholders have the right to require us to repurchase the notes on September 15 of 2010, 2013, 2018, 2023 and 2028 at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest. If a fundamental change or termination of trading, as defined, occurs prior to maturity, the noteholders have the right to require us to repurchase all or part of the notes at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest. The notes are convertible at the option of the holder into shares of our common stock at a conversion rate of 37.5 shares per $1,000 principal amount of notes, subject to adjustment, at any time prior to the close of business on the final maturity date under any of the following circumstances:

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
      Income Taxes. As of December 31, 2002, we provided a full valuation reserve against all of our net deferred tax assets as realization of the net deferred tax assets could not be sufficiently assured at that time.
      We assess the realizability of our deferred tax assets at each reporting period. Our assessments generally consider several factors, including the reversal of existing deferred tax asset temporary differences, projected future taxable income, tax planning strategies and historical and future book income adjusted for permanent book to tax differences. Given our limited operating history, post-reorganization, we limited the analysis of future projections that we performed in 2003 to only one year, 2004.
      As a result of this assessment, during 2003, we reversed $98.6 million of the deferred tax asset valuation allowance as a reduction to intangible assets in accordance with American Institute of Certified Public Accountants’ Statement of Position, or SOP, 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” in connection with our emergence from Chapter 11 reorganization. Since these valuation allowances existed as of the date of the application of fresh-start accounting, we recorded the reversals as a reduction to our remaining intangible assets existing at our emergence from reorganization. Once these intangible assets are fully exhausted, we will record any additional reversals as an increase to paid-in capital. We recorded the reversal of valuation allowances related to deferred tax assets generated subsequent to our reorganization as a tax benefit in the amount of $1.2 million during 2003. In connection with our ongoing deferred tax assessment, we may further release additional deferred tax asset valuation balances during 2004.
      Realization of any additional deferred tax assets in any of our markets depends on continued future profitability in these markets. Our ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, the state of the telecommunications industry, the resolution of political uncertainties, competitive pressures and other factors beyond management’s control. If our operations continue to demonstrate profitability, we may further reverse additional deferred tax asset valuation allowance balances during 2004. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our foreign operating companies and in our U.S. companies throughout 2004 to determine the appropriate level of valuation reserves.
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
      We have the option to satisfy the conversion of the notes in shares of our common stock, in cash or a combination of both.
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
      Stock Split. On February 26, 2004, we announced a 3-for-1 common stock split which was effected in the form of a stock dividend that was paid on March 22, 2004 to holders of record as of March 12, 2004. All share and per share amounts in this Form 10-K/A related to NII Holdings, Inc. for the period from and after November 1, 2002, which we refer to as our Successor Company, have been updated to reflect the common stock split.
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
      The SEC has defined a company’s critical accounting policies as those that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results. For additional information see Note 1 to our audited consolidated financial statements included at the end of this annual report on Form 10-K/A.

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
      Allowance for Doubtful Accounts. We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimated losses. Our methodology for determining our allowance for doubtful accounts receivable requires significant estimates. Since we have several hundred thousand accounts, it is impractical to review the collectibility of all individual accounts when we determine the amount of our allowance for doubtful accounts receivable each period. Therefore, we consider a number of factors in establishing the allowance, including historical collection experience, current economic trends, estimates of forecasted write-offs, agings of the accounts receivable portfolio and other factors. While we believe that the estimates we use are reasonable, actual results could differ from those estimates.
      Valuation of Long-Lived Assets. We review long-lived assets such as property, plant and equipment and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A review of our long-lived assets requires us to make estimates of our undiscounted cash flows over several years into the future in order to determine whether our long- lived assets were impaired. If the total of the expected undiscounted future cash flows is less than the carrying amount of the assets, we are required to make estimates of the fair value of our long-lived assets in order to calculate the loss, if any, equal to the difference between the fair value and carrying value of the assets. We make significant assumptions and estimates in this process regarding matters that are inherently uncertain, such as future cash flows, remaining useful lives, discount rates and growth rates. The resulting cash flows are computed over an extended period of time, which subjects those assumptions and estimates to an even larger degree of uncertainty. When known and available, we also use comparable values of similar businesses in lieu of or to corroborate the results from the discounted cash flows approach, although this is generally not entirely comparable since our network technology is proprietary, not widely adopted and relies on the efforts of primarily one vendor for infrastructure, handsets, development and maintenance activities. In conducting these valuations, we generally engage an independent third party valuation expert to review and validate our methodology and conclusions. While we believe that the estimates we use are reasonable, different assumptions regarding these future cash flows, discount rates and growth rates could materially affect our valuations.
      Lastly, we record any reversals of deferred tax asset valuation allowances that were in existence at the time of our emergence from Chapter 11 reorganization first as a reduction to our intangible assets existing at our emergence from reorganization until fully exhausted and then as an increase to paid-in capital.
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
      Reporting Under Chapter 11. Our consolidated financial statements for the two months ended December 31, 2002 and ten months ended October 31, 2002 included at the end of this annual report on 10-K/ A reflect accounting and reporting policies required by SOP 90-7.
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
      Stock-Based Compensation. We account for stock-based compensation under the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under APB Opinion No. 25, compensation expense is based on the intrinsic value on the measurement date, calculated as the difference between the fair value of the common stock and the relevant exercise price. We account for stock-based compensation to non-

employees at fair value using a Black-Scholes option pricing model in accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation,” and other applicable accounting principles. Since compensation expense is measured based on the estimated fair value of options rather than the intrinsic value, if we had applied SFAS No. 123 to all stock-based compensation, our results of operations would have been different. See Note 1 to our audited consolidated financial statements included at the end of this annual report on Form 10-K/ A for further information surrounding the effect of applying SFAS No. 123 on our results of operations.
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
      We assess the realizability of our deferred tax assets at each reporting period. Our assessments generally consider several factors, including the reversal of existing deferred tax asset temporary differences, projected future taxable income, tax planning strategies and historical and future book income adjusted for permanent book to tax differences. Given our limited operating history, post-reorganization, we limited the analysis of future projections that we performed in 2003 to only one year, 2004.
      Realization of any deferred tax assets in any of our markets depends on continued future profitability in these markets. Our ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, the state of the telecommunications industry, the resolution of political uncertainties, competitive pressures and other factors beyond management’s control. If our operations continue to demonstrate profitability, we may further reverse additional deferred tax asset valuation allowance balances during 2004. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our foreign operating companies and in our U.S. companies throughout 2004 to determine the appropriate level of valuation reserves.
Related Party Transactions
      Transactions with Nextel Communications, Inc. In connection with our emergence from Chapter 11 reorganization on November 12, 2002, Nextel Communications purchased, through a rights offering, $50.9 million new notes of NII Holdings (Cayman) and 17,089,563 shares of the common stock that we issued, together with 4,266,501 shares of common stock that we issued to Nextel Communications in connection with the cancellation of our senior redeemable notes and in satisfaction of claims by Nextel Communications under our 1997 tax sharing agreement. As a result, Nextel Communications owned about 35.6% of our issued and outstanding shares of new common stock as of December 31, 2002.
      Following Nextel Communications’ sale of 9,000,000 shares of our common stock, on a post split basis, on November 13, 2003, Nextel Communications owned, as of December 31, 2003, either directly or indirectly, 12,356,064 shares of our common stock, which represents approximately 17.9% of our issued and outstanding shares of common stock.
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
      As of December 31, 2002, we had long-term debt due to Motorola Credit Corporation of $328.0 million, consisting of our $225.0 million international credit facility and our $103.0 million Brazil credit facility. In July 2003, we entered into an agreement to substantially reduce our indebtedness under these facilities. Under this agreement, in September 2003, we prepaid, at face value, $100.0 million of the $225.0 million in outstanding principal under our international credit facility and $86.0 million in consideration of all of the $103.2 million in outstanding principal as well as $5.5 million in accrued and unpaid interest under the Brazil equipment facility, resulting in a $22.4 million gain. As a result, our long-term debt due to Motorola Credit Corporation was $125.0 million as of December 31, 2003. In addition, as further discussed in Note 19 to our audited consolidated financial statements included in this annual report on Form 10-K/ A, in February 2004, in compliance with our international equipment facility credit agreement, we prepaid, at face value, $72.5 million of the $125.0 million in outstanding principal to Motorola Credit Corporation using a portion of the proceeds from the issuance of our 2.875% convertible notes in January and February 2004.

B.	Results of Operations
      Operating revenues primarily consist of wireless service revenues and revenues generated from the sale of digital handsets and accessories. Service revenues primarily include fixed monthly access charges for digital mobile telephone service and digital two-way radio and other services, revenues from calling party pays programs and variable charges for airtime and digital two-way radio usage in excess of plan minutes and local and long distance charges derived from calls placed by our customers. See “Revenue Recognition” above and Note 1 to our audited consolidated financial statements included at the end of this annual report on Form 10-K/ A for a description of a recent change in our revenue recognition method related to digital handsets.
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

1.	Year Ended December 31, 2003 vs. Combined Period Ended December 31, 2002

a. Consolidated

			Successor	Predecessor
	Successor		Company	Company
	Company	% of	Two Months	Ten Months	Combined	% of	Change from
	Year Ended	Consolidated	Ended	Ended	Year Ended	Consolidated	Previous Year
	December 31,	Operating	December 31,	October 31,	December 31,	Operating
	2003	Revenues	2002	2002	2002	Revenues	Dollars	Percent

	Restated	Restated	Restated	Restated	Restated	Restated	Restated	Restated
	(dollars in thousands)
Operating revenues
Service and other revenues	$895,615	95%	$137,623	$610,341	$747,964	96%	$147,651	20%
Digital handset and accessory revenues	43,072	5%	5,655	26,754	32,409	4%	10,663	33%

	938,687	100%	143,278	637,095	780,373	100%	158,314	20%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(240,021)	(26)%	(29,929)	(164,995)	(194,924)	(25)%	(45,097)	23%
Cost of digital handset and accessory sales	(134,259)	(14)%	(19,569)	(87,582)	(107,151)	(14)%	(27,108)	25%

	(374,280)	(40)%	(49,498)	(252,577)	(302,075)	(39)%	(72,205)	24%
Selling and marketing expenses	(128,575)	(14)%	(18,938)	(107,910)	(126,848)	(16)%	(1,727)	1%
General and administrative expenses	(188,825)	(20)%	(28,170)	(154,495)	(182,665)	(23)%	(6,160)	3%
Impairment, restructuring and other charges	—	—	—	(15,808)	(15,808)	(2)%	15,808	(100)%
Depreciation and amortization	(79,501)	(8)%	(11,086)	(64,977)	(76,063)	(10)%	(3,438)	5%

Operating income	167,506	18%	35,586	41,328	76,914	10%	90,592	118%
Interest expense, net	(53,759)	(6)%	(8,672)	(147,651)	(156,323)	(20)%	102,564	(66)%
Foreign currency transaction gains (losses), net	8,856	1%	2,616	(180,765)	(178,149)	(23)%	187,005	(105)%
Gain on extinguishment of debt, net	22,404	2%	—	101,598	101,598	13%	(79,194)	(78)%
Reorganization items, net	—	—	—	2,180,998	2,180,998	279%	(2,180,998)	(100)%
Other expense, net	(12,166)	(1)%	(1,557)	(8,918)	(10,475)	(1)%	(1,691)	16%

Income from continuing operations before income tax provision	132,841	14%	27,973	1,986,590	2,014,563	258%	(1,881,722)	(93)%
Income tax provision	(51,627)	(5)%	(24,874)	(29,270)	(54,144)	(7)%	2,517	(5)%

Net income from continuing operations	81,214	9%	3,099	1,957,320	1,960,419	251%	(1,879,205)	(96)%
Income (loss) from discontinued operations, net	—	—	19,665	(2,277)	17,388	2%	(17,388)	(100)%

Net income	$81,214	9%	$22,764	$1,955,043	$1,977,807	253%	$(1,896,593)	(96)%

1.	Operating revenues
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
      The $6.2 million, or 3%, increase in consolidated general and administrative expenses from the year ended December 31, 2002 to the year ended December 31, 2003 is largely the result of the following:

•	a $12.6 million, or 13%, increase in consolidated general corporate expenses primarily caused by an increase in operating taxes on gross revenues in Mexico and Argentina and an increase in payroll and employee related costs as a result of an increase in headcount; and

•	a $5.3 million, or 13%, increase in consolidated customer care and billing operations expenses mainly caused by a 12% increase in average consolidated digital handsets in service and the implementation of customer-for-life retention programs, mainly in Mexico.
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
      The $3.4 million, or 5%, increase in consolidated depreciation and amortization from the year ended December 31, 2002 to the year ended December 31, 2003 is primarily the result of an increase in amortization resulting from the recognition of customer base assets, primarily in Mexico, which have relatively shorter useful lives compared to our other intangible assets, in connection with our application of fresh-start accounting rules on October 31, 2002. This increase in amortization was partially offset by a decrease in amortization related to the reversal of certain valuation allowances for deferred tax assets created in connection with our application of fresh-start accounting, which we recorded as a reduction to the intangible assets that existed as of the date of our application of fresh-start accounting.
      The overall net increase in amortization was partially offset by a decrease in depreciation resulting from $148.2 million in consolidated fixed asset write-downs that substantially reduced the cost bases of our consolidated fixed assets, which we also recorded as a result of applying fresh-start accounting rules.
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
8.     Foreign currency transaction gains (losses), net
      Net foreign currency transaction gains of $8.9 million for the year ended December 31, 2003 are largely the result of $23.8 million in foreign currency transaction gains recognized in Brazil caused by the effects of the appreciation of the Brazilian real on our Brazilian operating company’s U.S. dollar-denominated liabilities, primarily its equipment financing facility, partially offset by $16.4 million in foreign currency transaction losses in Mexico caused by the effects of the depreciation of the Mexican peso on our Mexican operating company’s U.S. dollar-denominated liabilities, primarily its credit facility with Motorola. Net foreign currency transaction losses of $178.1 million for the year ended December 31, 2002 primarily represent the impact of the devaluation and subsequent depreciation of the Argentine peso on its U.S. dollar-denominated credit facilities during 2002.
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
10.     Reorganization items, net
      Reorganization items, net, of $2,181.0 million for the year ended December 31, 2002 represent the following gains realized from our reorganization and resulting fresh-start accounting adjustments:

•	$2,402.9 million net gain on the extinguishment of our senior notes and related accrued interest; and

•	$37.7 million net gain on the extinguishment of accrued expenses and other.
These gains were partially offset by losses associated with the following write-offs and costs:

•	a $114.3 million charge resulting from adjustments to the carrying values of our long-lived assets and liabilities to estimated fair values in accordance with fresh-start accounting rules;

•	a $92.2 million write off of the unamortized bond discounts on our senior notes;

•	a $31.2 million write off of debt financing costs; and

•	$21.9 million in legal, advisory and employee retention costs.

11.	Income tax provision
      The income tax provision of $51.6 million for the year ended December 31, 2003 primarily relates to current and deferred income taxes of $23.7 million and $51.1 million, respectively, primarily due to higher profitability in Mexico and Argentina partially offset by a $23.2 million current income tax benefit due to the reversal of valuation allowance on post-reorganization deferred tax assets in the U.S.
      During the two months ended December 31, 2002, we incurred a net income tax provision of $24.9 million, which primarily relates to deferred income tax expense in Mexico, Argentina and Peru, as well as current income tax expense in Mexico and withholding tax in the U.S. During the ten months ended October 31, 2002, we incurred a net income tax provision of $29.3 million, which primarily relates to current U.S. income tax of $25.8 million.

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

						% of
						Consolidated
		% of		% of	Selling,	Selling,
Successor Company		Consolidated		Consolidated	General and	General and	Segment
Year Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
December 31, 2003	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

					Restated	Restated	Restated
	(dollars in thousands)
Nextel Mexico	$578,368	62%	$(193,423)	51%	$(169,642)	53%	$215,303
Nextel Brazil	148,545	16%	(84,973)	23%	(49,969)	16%	13,603
Nextel Argentina	118,143	12%	(48,651)	13%	(36,824)	12%	32,668
Nextel Peru	92,575	10%	(45,295)	12%	(26,341)	8%	20,939
Corporate and other	1,571	—	(2,453)	1%	(34,624)	11%	(35,506)
Intercompany eliminations	(515)	—	515	—	—	—	—

Total consolidated	$938,687	100%	$(374,280)	100%	$(317,400)	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Combined Year Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
December 31, 2002	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

					Restated	Restated	Restated
	(dollars in thousands)
Nextel Mexico	$447,238	57%	$(152,292)	50%	$(153,191)	50%	$141,755
Nextel Brazil	174,770	22%	(87,510)	29%	(68,947)	22%	18,313
Nextel Argentina	74,517	10%	(23,917)	8%	(35,314)	11%	15,286
Nextel Peru	82,740	11%	(36,606)	12%	(24,465)	8%	21,669
Corporate and other	1,600	—	(2,242)	1%	(27,596)	9%	(28,238)
Intercompany eliminations	(492)	—	492	—	—	—	—

Total consolidated	$780,373	100%	$(302,075)	100%	$(309,513)	100%

      A discussion of the results of operations in each of our reportable segments is provided below.

b. Nextel Mexico

			Successor	Predecessor
	Successor	% of	Company	Company		% of
	Company	Nextel	Two Months	Ten Months	Combined	Nextel	Change from
	Year Ended	Mexico’s	Ended	Ended	Year Ended	Mexico’s	Previous Year
	December 31,	Operating	December 31,	October 31,	December 31,	Operating
	2003	Revenues	2002	2002	2002	Revenues	Dollars	Percent

	Restated	Restated	Restated	Restated	Restated	Restated	Restated	Restated
	(dollars in thousands)
Operating revenues
Service and other revenues	$559,198	97%	$92,272	$339,991	$432,263	97%	$126,935	29%
Digital handset and accessory revenues	19,170	3%	3,410	11,565	14,975	3%	4,195	28%

	578,368	100%	95,682	351,556	447,238	100%	131,130	29%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(115,207)	(20)%	(16,169)	(72,166)	(88,335)	(20)%	(26,872)	30%
Cost of digital handset and accessory sales	(78,216)	(14)%	(13,144)	(50,813)	(63,957)	(14)%	(14,259)	22%

	(193,423)	(34)%	(29,313)	(122,979)	(152,292)	(34)%	(41,131)	27%
Selling and marketing expenses	(80,791)	(14)%	(12,524)	(66,525)	(79,049)	(18)%	(1,742)	2%
General and administrative expenses	(88,851)	(14)%	(13,410)	(60,732)	(74,142)	(17)%	(14,709)	20%

Segment earnings	215,303	38%	40,435	101,320	141,755	31%	73,548	52%
Depreciation and amortization	(67,681)	(12)%	(10,267)	(43,648)	(53,915)	(12)%	(13,766)	26%

Operating income	147,622	26%	30,168	57,672	87,840	19%	59,782	68%
Interest expense, net	(17,153)	(3)%	(1,177)	(2,483)	(3,660)	(1)%	(13,493)	369%
Foreign currency transaction (losses) gains, net	(16,381)	(3)%	850	(14,823)	(13,973)	(3)%	(2,408)	(17)%
Reorganization items, net	—	—	—	(46,039)	(46,039)	(10)%	46,039	(100)%
Other expense, net	(959)	—	(1,456)	(3,071)	(4,527)	(1)%	3,568	(79)%

Income (loss) before income tax	$113,129	20%	$28,385	$(8,744)	$19,641	4%	$93,488	476%

      Nextel Mexico is our largest and most profitable market segment, comprising 62% of our total revenues and 88% of our total operating income for the year ended December 31, 2003. In recent years, we have directed the substantial portion of our capital investment to Nextel Mexico. Nextel Mexico’s profitability is a result of subscriber growth with increasing average revenues per subscriber and operating costs maintained in line with revenues. Additional subscriber growth was the result of selectively expanding coverage in new markets and improving network quality and capacity, including launching service in Baja California and providing voice and data coverage to a busy cross-border area between Tijuana and San Diego. Coverage expansion and network improvements were attributable to capital expenditures totaling $139.9 million for the year ended December 31, 2003, a 20% increase from 2002, and a 65% share of all capital expenditure investments that we made during 2003, a trend that we expect will likely continue in the near future. Average revenues per subscriber improved due to the implementation of new rate plans and increased minutes of use in interconnect and dispatch traffic. Nextel Mexico also decreased its customer turnover by making concentrated investments in customer retention programs.
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
      The $14.7 million, or 20%, increase in Nextel Mexico’s general and administrative expenses from the year ended December 31, 2002 to the year ended December 31, 2003 is primarily a result of the following:

•	a $12.2 million, or 31%, increase in general corporate expenses primarily caused by an increase in operating taxes on certain gross revenues, an increase in payroll and related expenses and higher rent and building maintenance costs; and

•	a $4.2 million, or 23%, increase in customer care and billing operations primarily due to an increase in payroll and related expenses caused by an increase in customer care personnel to support a larger customer base and the implementation of new customer retention programs. Bad debt expense remained relatively flat from 2002 to 2003.
These increases were partially offset by a decrease of $1.6 million, or 15%, in information technology expenses primarily due to lower information technology software maintenance expenses and the depreciation of the Mexican peso.

5.	Depreciation and amortization
      The $13.8 million, or 26%, increase in depreciation and amortization from the year ended December 31, 2002 to the year ended December 31, 2003 is largely due to increased amortization expense related to $41.5 million in intangible assets, in particular customer base and tradename, that Nextel Mexico recognized as a result of the application of fresh-start accounting rules in the fourth quarter of 2002. The recognition of the customer base and its short useful life relative to other intangible assets substantially increased amortization for 2003 compared to 2002. This increase in amortization was partially offset by a decrease in amortization related to the reversal of certain valuation allowances for deferred tax assets created in connection with our application of fresh-start accounting, which we recorded as a reduction to the intangible assets that existed as of the date of our application of fresh-start accounting.
      The overall increase in amortization was partially offset by a decrease in depreciation as a result of $82.8 million in fixed asset write-downs that Nextel Mexico recognized in applying fresh-start accounting rules. These charges substantially reduced the cost bases of Nextel Mexico’s fixed assets, resulting in lower depreciation charges during 2003 compared to 2002. Additionally, the decrease in depreciation was partially offset by depreciation initiated on $139.9 million of capital expenditures that Nextel Mexico made during 2003.
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

7.	Foreign currency transaction (losses) gains, net
      Net foreign currency transaction losses of $16.4 million and $14.0 million for the years ended December 31, 2003 and 2002 are primarily due to the impact from the weakening of the Mexican peso on Nextel Mexico’s U.S. dollar-denominated net liabilities.

8.	Reorganization items, net
      Reorganization items, net, of $46.0 million for the year ended December 31, 2002 represent adjustments to the carrying values of Nextel Mexico’s long-lived assets during the fourth quarter of 2002 as a result of applying fresh-start accounting principles. Reorganization items, net, also include direct costs incurred in connection with our reorganization.
9.     Other expense, net
      The $3.6 million, or 79%, decrease in other expense, net, from the year ended December 31, 2002 to the year ended December 31, 2003 is largely due to lower withholding taxes related to interest paid to Motorola Credit Corporation on handset financing.

c. Nextel Brazil

			Successor	Predecessor
	Successor	% of	Company	Company		% of
	Company	Nextel	Two Months	Ten Months	Combined	Nextel	Change from
	Year Ended	Brazil’s	Ended	Ended	Year Ended	Brazil’s	Previous Year
	December 31,	Operating	December 31,	October 31,	December 31,	Operating
	2003	Revenues	2002	2002	2002	Revenues	Dollars	Percent

	Restated	Restated					Restated	Restated
	(dollars in thousands)
Operating revenues
Service and other revenues	$138,244	93%	$20,617	$141,908	$162,525	93%	$(24,281)	(15)%
Digital handset and accessory revenues	10,301	7%	1,373	10,872	12,245	7%	(1,944)	(16)%

	148,545	100%	21,990	152,780	174,770	100%	(26,225)	(15)%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(57,057)	(38)%	(6,861)	(57,698)	(64,559)	(37)%	7,502	(12)%
Cost of digital handset and accessory sales	(27,916)	(19)%	(2,973)	(19,978)	(22,951)	(13)%	(4,965)	22%

	(84,973)	(57)%	(9,834)	(77,676)	(87,510)	(50)%	2,537	(3)%
Selling and marketing expenses	(21,862)	(15)%	(2,629)	(20,219)	(22,848)	(13)%	986	(4)%
General and administrative expenses	(28,107)	(19)%	(4,864)	(41,235)	(46,099)	(27)%	17,992	(39)%

Segment earnings	13,603	9%	4,663	13,650	18,313	10%	(4,710)	(26)%
Restructuring and other charges	—	—	—	(695)	(695)	—	695	(100)%
Depreciation and amortization	(4,520)	(3)%	(263)	(9,977)	(10,240)	(6)%	5,720	(56)%

Operating income	9,083	6%	4,400	2,978	7,378	4%	1,705	23%
Interest expense, net	(5,418)	(4)%	(4,569)	(9,879)	(14,448)	(8)%	9,030	(63)%
Foreign currency transaction gains (losses), net	23,751	16%	1,422	(27,669)	(26,247)	(15)%	49,998	(190)%
Gain on extinguishment of debt	22,739	15%	—	—	—	—	22,739	100%
Reorganization items, net	—	—	—	(33,658)	(33,658)	(19)%	33,658	(100)%
Other expense, net	(8,239)	(5)%	(950)	(3,703)	(4,653)	(3)%	(3,586)	77%

Income (loss) before income tax	$41,916	28%	$303	$(71,931)	$(71,628)	(41)%	$113,544	(159)%

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
      The $5.7 million, or 56%, decrease in depreciation and amortization from the year ended December 31, 2002 to the year ended December 31, 2003 is partially the result of $34.2 million in long-lived asset write-downs that Nextel Brazil recognized as a result of the application of fresh-start accounting rules on October 31, 2002. These write-downs substantially reduced the cost bases of Nextel Brazil’s long-lived assets and resulted in less depreciation during 2003 than during 2002. In addition, the decrease in amortization reflects the reversal of certain valuation allowances for deferred tax assets created in connection with our application of fresh-start accounting, which we recorded as a reduction to the intangible assets that existed as of the date of our application of fresh-start accounting.

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

d. Nextel Argentina

			Successor	Predecessor
	Successor	% of	Company	Company		% of
	Company	Nextel	Two Months	Ten Months	Combined	Nextel	Change from
	Year Ended	Argentina’s	Ended	Ended	Year Ended	Argentina’s	Previous Year
	December 31,	Operating	December 31,	October 31,	December 31,	Operating
	2003	Revenues	2002	2002	2002	Revenues	Dollars	Percent

	Restated	Restated					Restated	Restated
	(dollars in thousands)
Operating revenues
Service and other revenues	$106,730	90%	$10,282	$60,920	$71,202	96%	$35,528	50%
Digital handset and accessory revenues	11,413	10%	445	2,870	3,315	4%	8,098	244%

	118,143	100%	10,727	63,790	74,517	100%	43,626	59%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(32,740)	(28)%	(2,264)	(14,061)	(16,325)	(22)%	(16,415)	101%
Cost of digital handset and accessory sales	(15,911)	(13)%	(1,240)	(6,352)	(7,592)	(10)%	(8,319)	110%

	(48,651)	(41)%	(3,504)	(20,413)	(23,917)	(32)%	(24,734)	103%
Selling and marketing expenses	(11,030)	(9)%	(1,450)	(9,297)	(10,747)	(14)%	(283)	3%
General and administrative expenses	(25,794)	(22)%	(2,952)	(21,615)	(24,567)	(33)%	(1,227)	5%

Segment earnings	32,668	28%	2,821	12,465	15,286	21%	17,382	114%
Impairment, restructuring and other charges	—	—	—	(8,542)	(8,542)	(12)%	8,542	(100)%
Depreciation and amortization	(3,983)	(3)%	(212)	(2,231)	(2,443)	(3)%	(1,540)	63%

Operating income	28,685	25%	2,609	1,692	4,301	6%	24,384	567%
Interest income (expense), net	459	0%	(156)	(9,318)	(9,474)	(13)%	9,933	(105)%
Foreign currency transaction gains (losses), net	1,335	1%	285	(137,820)	(137,535)	(185)%	138,870	(101)%
Reorganization items, net	—	—	—	(4,112)	(4,112)	(5)%	4,112	(100)%
Other income (expense), net	8,383	7%	(60)	(1,954)	(2,014)	(3)%	10,397	(516)%

Income (loss) before income tax	$38,862	33%	$2,678	$(151,512)	$(148,834)	(200)%	$187,696	(126)%

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
      The $1.5 million, or 63%, increase in depreciation and amortization from the year ended December 31, 2002 to the year ended December 31, 2003 is primarily due to a significant increase in depreciation as a result of an increase in Nextel Argentina’s gross property, plant and equipment, partially offset by a decrease in amortization related to the reversal of certain valuation allowances for deferred tax assets created in connection with our application of fresh-start accounting, which we recorded as a reduction to the intangible assets that existed as of the date of our application of fresh-start accounting.

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

e. Nextel Peru

			Successor	Predecessor
	Successor	% of	Company	Company		% of
	Company	Nextel	Two Months	Ten Months	Combined	Nextel	Change from
	Year Ended	Peru’s	Ended	Ended	Year Ended	Peru’s	Previous Year
	December 31,	Operating	December 31,	October 31,	December 31,	Operating
	2003	Revenues	2002	2002	2002	Revenues	Dollars	Percent

	Restated	Restated					Restated	Restated
	(dollars in thousands)
Operating revenues
Service and other revenues	$90,391	98%	$14,303	$66,598	$80,901	98%	$9,490	12%
Digital handset and accessory revenues	2,184	2%	426	1,413	1,839	2%	345	19%

	92,575	100%	14,729	68,011	82,740	100%	9,835	12%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(34,049)	(37)%	(4,532)	(20,326)	(24,858)	(30)%	(9,191)	37%
Cost of digital handset and accessory sales	(11,246)	(12)%	(2,036)	(9,712)	(11,748)	(14)%	502	(4)%

	(45,295)	(49)%	(6,568)	(30,038)	(36,606)	(44)%	(8,689)	24%
Selling and marketing expenses	(10,762)	(11)%	(1,796)	(8,610)	(10,406)	(13)%	(356)	3%
General and administrative expenses	(15,579)	(17)%	(3,170)	(10,889)	(14,059)	(17)%	(1,520)	11%

Segment earnings	20,939	23%	3,195	18,474	21,669	26%	(730)	(3)%
Restructuring and other charges	—	—	—	(23)	(23)	—	23	(100)%
Depreciation and amortization	(3,054)	(4)%	(323)	(5,068)	(5,391)	(6)%	2,337	(43)%

Operating income	17,885	19%	2,872	13,383	16,255	20%	1,630	10%
Interest expense, net	(1,942)	(2)%	(246)	(2,223)	(2,469)	(3)%	527	(21)%
Foreign currency transaction gains (losses), net	165	—	624	(1,030)	(406)	(1)%	571	(141)%
Reorganization items, net	—	—	—	(31,030)	(31,030)	(38)%	31,030	(100)%
Other (expense) income, net	(328)	—	6,983	(530)	6,453	8%	(6,781)	(105)%

Income (loss) before income tax	$15,780	17%	$10,233	$(21,430)	$(11,197)	(14)%	$26,977	(241)%

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
      The $2.3 million, or 43%, decrease in depreciation and amortization from the year ended December 31, 2002 to the year ended December 31, 2003 is partially the result of net long-lived asset write-downs that Nextel Peru recognized in the fourth quarter of 2002 in connection with the application of fresh-start accounting rules. These write-downs substantially reduced the cost bases of certain of Nextel Peru’s long-lived assets, resulting in lower depreciation in 2003.
      The overall decrease was also attributable to a decrease in amortization resulting from the reversal of certain valuation allowances for deferred tax assets created in connection with our application of fresh-start accounting, which we recorded as a reduction to the intangible assets that existed as of the date of our application of fresh-start accounting.

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

f. Corporate and other

			Successor	Predecessor
	Successor	% of	Company	Company		% of
	Company	Corporate	Two Months	Ten Months	Combined	Corporate	Change from
	Year Ended	and Other	Ended	Ended	Year Ended	and Other	Previous Year
	December 31,	Operating	December 31,	October 31,	December 31,	Operating
	2003	Revenues	2002	2002	2002	Revenues	Dollars	Percent

	Restated	Restated	Restated	Restated			Restated	Restated
	(dollars in thousands)
Operating revenues
Service and other revenues	$1,567	100%	$238	$1,327	$1,565	98%	$2	—
Digital handset and accessory revenues	4	—	1	34	35	2%	(31)	(89)%

	1,571	100%	239	1,361	1,600	100%	(29)	(2)%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(1,483)	(94)%	(192)	(1,147)	(1,339)	(84)%	(144)	11%
Cost of digital handset and accessory sales	(970)	(62)%	(176)	(727)	(903)	(56)%	(67)	7%

	(2,453)	(156)%	(368)	(1,874)	(2,242)	(140)%	(211)	9%
Selling and marketing expenses	(4,130)	(263)%	(539)	(3,259)	(3,798)	(237)%	(332)	9%
General and administrative expenses	(30,494)	NM	(3,774)	(20,024)	(23,798)	NM	(6,696)	28%

Segment losses	(35,506)	NM	(4,442)	(23,796)	(28,238)	NM	(7,268)	26%
Impairment, restructuring and other charges	—	—	—	(6,548)	(6,548)	(409)%	6,548	(100)%
Depreciation and amortization	(755)	(48)%	(367)	(5,733)	(6,100)	(381)%	5,345	(88)%

Operating loss	(36,261)	NM	(4,809)	(36,077)	(40,886)	NM	4,625	(11)%
Interest expense, net	(29,705)	NM	(2,524)	(119,867)	(122,391)	NM	92,686	(76)%
Foreign currency transaction (losses) gains, net	(14)	(1)%	34	(22)	12	1%	(26)	(217)%
(Loss) gain on extinguishment of debt, net	(335)	(21)%	—	101,598	101,598	NM	(101,933)	(100)%
Reorganization items, net	—	—	—	2,281,829	2,281,829	NM	(2,281,829)	(100)%
Other (expense) income, net	(8,564)	(545)%	(6,074)	340	(5,734)	(358)%	(2,830)	49%

(Loss) income before income tax	$(74,879)	NM	$(13,373)	$2,227,801	$2,214,428	NM	$(2,289,307)	(103)%

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

     a. Consolidated

	Successor	Predecessor
	Company	Company
	Two Months	Ten Months	Combined	% of		% of	Change from
	Ended	Ended	Year Ended	Consolidated	Year Ended	Consolidated	Previous Year
	December 31,	October 31,	December 31,	Operating	December 31,	Operating
	2002	2002	2002	Revenues	2001	Revenues	Dollars	Percent

	Restated	Restated	Restated	Restated			Restated	Restated
	(dollars in thousands)
Operating revenues	$143,278	$637,095	$780,373	100%	$662,446	100%	$117,927	18%
Cost of revenues (exclusive of depreciation included below)	(49,498)	(252,577)	(302,075)	(39)%	(323,536)	(49)%	21,461	(7)%

Gross margin	93,780	384,518	478,298	61%	338,910	51%	139,388	41%
Selling and marketing expenses	(18,938)	(107,910)	(126,848)	(16)%	(204,840)	(31)%	77,992	(38)%
General and administrative expenses	(28,170)	(154,495)	(182,665)	(23)%	(221,839)	(33)%	39,174	(18)%
Impairment, restructuring and other charges	—	(15,808)	(15,808)	(2)%	(1,581,164)	(239)%	1,565,356	(99)%
Depreciation and amortization	(11,086)	(64,977)	(76,063)	(10)%	(218,562)	(33)%	142,499	(65)%

Operating income (loss)	35,586	41,328	76,914	10%	(1,887,495)	(285)%	1,964,409	(104)%
Interest expense, net	(8,672)	(147,651)	(156,323)	(20)%	(283,981)	(43)%	127,658	(45)%
Reorganization items, net	—	2,180,998	2,180,998	279%	—	—	2,180,998	NM
Gain on extinguishment of debt, net	—	101,598	101,598	13%	—	—	101,598	NM
Foreign currency transaction gains (losses), net	2,616	(180,765)	(178,149)	(23)%	(61,282)	(9)%	(116,867)	191%
Realized losses on investments, net	—	—	—	—	(151,291)	(23)%	151,291	(100)%
Equity in gain of unconsolidated affiliates	—	—	—	—	9,640	2%	(9,640)	(100)%
Other expense, net	(1,557)	(8,918)	(10,475)	(1)%	(4,181)	(1)%	(6,294)	151%

Income (loss) from continuing operations before income tax (provision) benefit	27,973	1,986,590	2,014,563	258%	(2,378,590)	(359)%	4,393,153	(185)%
Income tax (provision) benefit	(24,874)	(29,270)	(54,144)	(7)%	68,750	10%	(122,894)	(179)%

Income (loss) from continuing operations	3,099	1,957,320	1,960,419	251%	(2,309,840)	(349)%	4,270,259	(185)%
Income (loss) from discontinued operations	19,665	(2,277)	17,388	2%	(187,481)	(28)%	204,869	(109)%

Net income (loss)	$22,764	$1,955,043	$1,977,807	253%	$(2,497,321)	(377)%	$4,475,128	(179)%

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
4.     General and administrative expenses
      The $39.2 million, or 18%, decrease in consolidated general and administrative expenses from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily a result of the following:

•	a $21.1 million, or 15%, decrease in information technology expenses and general and corporate expenses as a result of cash conservation initiatives and the depreciation of the Argentine peso and Brazilian real as compared to the U.S. dollar during 2002; and

•	a $21.7 million, or 56%, decrease in bad debt expense, which decreased as a percentage of consolidated operating revenues from 5.9% for year ended December 31, 2001 to 2.2% for the year ended December 31, 2002, primarily due to the implementation of stricter credit policies and improved collections procedures across all our markets.
These decreases were partially offset by a $3.5 million or 10% increase in expenses related to billing, collection, customer retention and customer care activities driven by a 26% increase in our average consolidated digital handsets in commercial service.
5.     Impairment, restructuring and other charges
      During the year ended December 31, 2002, we recorded $15.8 million in impairment, restructuring and other charges related to workforce reductions in some of our markets, legal fees related to our debt restructuring and an impairment charge to further write down the long-lived assets of our Argentine operating company.
      During the year ended December 31, 2001, we recorded $1,581.2 million in impairment, restructuring and other charges primarily as a result of the write-down of property, plant and equipment and intangible assets recognized in the fourth quarter of 2001. See Note 12 to the consolidated financial statements included at the end of this annual report on Form 10-K/ A for additional information regarding these charges.
6.     Depreciation and amortization
      The $142.5 million, or 65%, decrease in depreciation and amortization from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily a result of the write-downs to all our markets’ long-lived assets that we recorded in the fourth quarter of 2001. These write-downs substantially reduced the cost bases of our long-lived assets, resulting in lower depreciation and amortization charges in 2002.
7.     Interest expense, net
      The $127.7 million, or 45%, decrease in net interest expense from the year ended December 31, 2001 to the year ended December 31, 2002 primarily resulted from applying SOP 90-7, under which we stopped recognizing interest expense on our $2.3 billion of senior redeemable notes on May 24, 2002, the day we filed for Chapter 11 reorganization.
8.     Reorganization items, net
      Reorganization items, net, primarily represent the following gains realized from our reorganization and resulting fresh-start accounting adjustments:

•	a $2,402.9 million net gain on the extinguishment of our senior notes and related accrued interest; and

•	a $37.7 million net gain on the extinguishment of accrued expenses and other.
These gains were partially offset by losses associated with the following write-offs and costs:

•	a $114.3 million charge resulting from adjustments to the carrying values of our long-lived assets and liabilities to estimated fair values in accordance with fresh-start accounting rules;

•	a $92.2 million write off of the unamortized bond discounts on our senior notes;

•	a $31.2 million write off of debt financing costs; and

•	$21.9 million in legal, advisory and employee retention costs.
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
10.     Foreign currency transaction gains (losses), net
      The $116.9 million increase in foreign currency transaction losses from $61.3 million to $178.2 million is primarily due to the 66% depreciation of the Argentine peso against the U.S. dollar during 2002, which resulted in $137.5 million in foreign currency transaction losses for Nextel Argentina for the year ended December 31, 2002, as well as the weakening of the Mexican peso, which resulted in a $15.8 million increase in foreign currency transaction losses reported by Nextel Mexico. These increases were partially offset by a $36.3 million decrease in foreign currency transaction losses reported by Nextel Brazil primarily due to the reduction of U.S. dollar denominated exposures.
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

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Combined Year Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
December 31, 2002	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

					Restated	Restated	Restated
	(dollars in thousands)
Nextel Mexico	$447,238	57%	$(152,292)	50%	$(153,191)	50%	$141,755
Nextel Brazil	174,770	22%	(87,510)	29%	(68,947)	22%	18,313
Nextel Peru	82,740	11%	(36,606)	12%	(24,465)	8%	21,669
Nextel Argentina	74,517	10%	(23,917)	8%	(35,314)	11%	15,286
Corporate and other	1,600	—	(2,242)	1%	(27,596)	9%	(28,238)
Intercompany eliminations	(492)	—	492	—	—	—	—

Total consolidated	$780,373	100%	$(302,075)	100%	$(309,513)	100%

						% of
						Consolidated
						Selling,
		% of		% of	Selling,	General
		Consolidated		Consolidated	General and	and	Segment
Year Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
December 31, 2001	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

	(dollars in thousands)
Nextel Mexico	$289,335	44%	$(118,621)	37%	$(154,781)	36%	$15,933
Nextel Brazil	171,138	26%	(116,508)	36%	(121,940)	29%	(67,310)
Nextel Peru	64,952	10%	(31,077)	9%	(28,505)	7%	5,370
Nextel Argentina	135,320	20%	(55,395)	17%	(77,535)	18%	2,390
Corporate and other	2,240	—	(2,234)	1%	(44,158)	10%	(44,152)
Intercompany eliminations	(539)	—	299	—	240	—	—

Total consolidated	$662,446	100%	$(323,536)	100%	$(426,679)	100%

A discussion of the results of operations in each of our reportable segments is provided below.

     b. Nextel Mexico

		Predecessor
	Successor	Company
	Company	Ten		% of		% of
	Two Months	Months	Combined	Nextel		Nextel	Change from
	Ended	Ended	Year Ended	Mexico’s	Year Ended	Mexico’s	Previous Year
	December 31,	October 31,	December 31,	Operating	December 31,	Operating
	2002	2002	2002	Revenues	2001	Revenues	Dollars	Percent

	Restated	Restated	Restated	Restated			Restated	Restated
	(dollars in thousands)
Operating revenues	$95,682	$351,556	$447,238	100%	$289,335	100%	$157,903	55%
Cost of revenues (exclusive of depreciation included below	(29,313)	(122,979)	(152,292)	(34)%	(118,621)	(41)%	(33,671)	28%

Gross margin	66,369	228,577	294,946	66%	170,714	59%	124,232	73%
Selling and marketing expenses	(12,524)	(66,525)	(79,049)	(18)%	(87,257)	(30)%	8,208	(9)%
General and administrative expenses	(13,410)	(60,732)	(74,142)	(17)%	(67,524)	(24)%	(6,618)	10%

Segment earnings	40,435	101,320	141,755	31%	15,933	5%	125,821	790%
Impairment, restructuring and other charges	—	—	—	—	(433,945)	(150)%	433,945	(100)%
Depreciation and amortization	(10,267)	(43,648)	(53,915)	(12)%	(67,106)	(23)%	13,191	(20)%

Operating income (loss)	30,168	57,672	87,840	19%	(485,118)	(168)%	572,957	(118)%
Interest expense, net	(1,177)	(2,483)	(3,660)	(1)%	(5,245)	(2)%	1,585	(30)%
Foreign currency transaction gains (losses), net	850	(14,823)	(13,973)	(3)%	1,816	1%	(15,789)	NM
Reorganization items, net	—	(46,039)	(46,039)	(10)%	—	—	(46,039)	NM
Other expense, net	(1,456)	(3,071)	(4,527)	(1)%	(954)	—	(3,573)	375%

Income (loss) before income tax	$28,385	$(8,744)	$19,641	4%	$(489,501)	(169)%	$509,141	(104)%

NM-Not Meaningful

1.	Operating revenues
      Nextel Mexico’s operating revenues for the years ended December 31, 2002 and 2001 are as follows:

	Successor	Predecessor
	Company	Company
	Two Months	Ten Months	Combined		Increase from
	Ended	Ended	Year Ended	Year Ended	Previous Year
	December 31,	October 31,	December 31,	December 31,
	2002	2002	2002	2001	Dollars	Percent

	(dollars in thousands)
Wireless service and other revenues	$92,272	$339,991	$432,263	$280,254	$152,009	54%
Digital handset and accessory sales	3,410	11,565	14,975	9,081	5,894	65%

Total operating revenues	$95,682	$351,556	$447,238	$289,335	$157,903	55%

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
      The $8.2 million, or 9%, decrease in Nextel Mexico’s selling and marketing expenses from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily a result of the following:

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
      The $6.6 million increase in Nextel Mexico’s general and administrative expenses from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily a result of the following:

•	a $8.3 million, or 20%, increase in information technology and general corporate expenses primarily due to activities to support the growth in operations and expansion into new geographic areas, increases in facilities and administrative expenses associated with a new facility in Mexico City that houses Nextel Mexico’s customer care operations and an increase in a business tax that is based on a portion of Nextel Mexico’s service revenues; and

•	a $6.3 million, or 51%, increase in expenses related to billing, collection, customer retention and customer care activities primarily due to an increase in customer care headcount to support a larger customer base and an increase in program costs designed to increase customer retention.

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
      The $13.2 million, or 20%, decrease in depreciation and amortization from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily a result of the asset write-downs that we recorded in the fourth quarter of 2001. These write-downs substantially reduced the cost bases of Nextel Mexico’s long- lived assets, resulting in lower depreciation and amortization charges in 2002. These decreases were partially offset by depreciation expense related to capital expenditures made during 2002.

7.	Interest expense, net
      The $1.6 million, or 30%, decrease in net interest expense from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily a result of lower handset financing balances in 2002 due to fewer handset purchases and an active program to pay for new purchases in cash and pay down outstanding credit balances.

8.	Foreign currency transaction (losses) gains, net
      Foreign currency transaction losses of $14.0 million for the year ended December 31, 2002 were primarily due to the effects of a 2% decrease in average value of the Mexican peso during 2002 on Nextel Mexico’s U.S. dollar-denominated liabilities. Foreign currency transaction gains of $1.8 million for the previous year were primarily due to the effects of a 1% increase in average value of the Mexican peso during 2001 on Nextel Mexico’s U.S. dollar-denominated liabilities.

9.	Reorganization items, net
      As a result of applying fresh-start accounting principles in accordance with SOP 90-7, during the fourth quarter of 2002, Nextel Mexico adjusted the carrying values of its long-lived assets to their estimated fair values and recognized a $46.0 million charge in reorganization items. Reorganization items, net, also include direct costs incurred in connection with our reorganization.

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

1.	Operating revenues
      Nextel Brazil’s operating revenues for the years ended December 31, 2002 and 2001 are as follows:

	Successor	Predecessor
	Company	Company
	Two	Ten
	Months	Months	Combined		Increase from
	Ended	Ended	Year Ended	Year Ended	Previous Year
	December 31,	October 31,	December 31,	December 31,
	2002	2002	2002	2001	Dollars	Percent

	(dollars in thousands)
Wireless service and other revenues	$20,617	$141,908	$162,525	$159,844	$2,681	2%
Digital handset and accessory sales	1,373	10,872	12,245	11,294	951	8%

Total operating revenues	$21,990	$152,780	$174,770	$171,138	$3,632	2%

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
      The $34.2 million, or 60%, decrease in Nextel Brazil’s selling and marketing expenses from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily a result of the following:

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
      The $18.8 million, or 29%, decrease in Nextel Brazil’s general and administrative expenses from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily a result of the following:

•	a $12.5 million, or 69%, decrease in bad debt expense, which decreased as a percentage of operating revenues from 10.6% for year ended December 31, 2001 to 3.2% for the year ended December 31, 2002, primarily due to more stringent credit controls and improved collections procedures, as well as the depreciation of the Brazilian real compared to the U.S. dollar;

•	a $4.8 million, or 46%, decrease in information technology expenses as a result of cash conservation initiatives and the depreciation of the Brazilian real compared to the U.S. dollar; and

•	a $1.5 million, or 4%, decrease in general corporate expenses and expenses related to billing, collection, customer retention and customer care activities, as well as due to the 18% depreciation of the Brazilian real compared to the U.S. dollar, partially offset by increased reserves for tax contingencies related to various tax disputes with the Brazilian government.

5.	Impairment, restructuring and other charges
      Impairment, restructuring and other charges of $679.4 million for the year ended December 31, 2001 primarily resulted from the write-down of property, plant and equipment and intangible assets recognized in the fourth quarter of 2001.

6.	Depreciation and amortization
      The $62.8 million, or 86%, decrease in depreciation and amortization from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily a result of the asset write-downs that we recorded in the fourth quarter of 2001. These write-downs substantially reduced the cost bases of Nextel Brazil’s long-lived assets, resulting in lower depreciation and amortization charges in 2002.

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
      As a result of applying fresh-start accounting principles in accordance with SOP 90-7, during the fourth quarter of 2002, Nextel Brazil adjusted the carrying values of its long-lived assets to their estimated fair values and recognized a $33.7 million charge in reorganization items. Reorganization items, net, also include direct costs incurred in connection with our reorganization.

10.	Other expense, net
      The $1.0 million, or 18%, decrease in other expense, net, primarily resulted from a decrease in other non-operating expenses.

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
      The $3.9 million, or 27%, decrease in Nextel Peru’s selling and marketing expenses from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily a result of the following:

•	a $2.2 million, or 48%, decrease in advertising expenses primarily due to Nextel Peru’s shift to less costly advertising programs;

•	a $1.4 million, or 43%, decrease in commissions earned by indirect dealers and distributors as a result of fewer digital handsets sold through indirect channels and the implementation of lower cost service pricing plans during 2002, which resulted in lower average commissions paid per handset sold by indirect dealers; and

•	a $0.9 million, or 15%, decrease in direct commissions and payroll and employee related expenses as a result of fewer handsets sold by Nextel Peru’s internal sales force and a reduction in Nextel Peru’s sales and marketing personnel.

      These decreases were partially offset by $0.7 million in rebates for marketing expenses that Nextel Peru earned in the first quarter of 2001, which reduced its total marketing and selling expenses in that period.

4.	General and administrative expenses
      The $0.1 million, or 1%, decrease in Nextel Peru’s general and administrative expenses from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily due to a $1.5 million, or 15%, decrease in information technology, facilities and general corporate expenses resulting from fewer information technology projects in 2002.
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
      The $20.7 million, or 79%, decrease in depreciation and amortization from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily a result of the asset write-downs that we recorded in the fourth quarter of 2001. These write-downs substantially reduced the cost bases of Nextel Peru’s long-lived assets, resulting in lower depreciation and amortization charges in 2002.

7.	Interest expense, net
      The $1.7 million, or 40%, decrease in net interest expense from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily a result of lower handset financing balances in 2002 due to fewer handset purchases and an active program to pay for new purchases in cash and pay down outstanding credit balances.

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
      As a result of applying accounting principles in accordance with SOP 90-7, during the fourth quarter of 2002, Nextel Peru adjusted the carrying values of its long-lived assets to their estimated fair values and recognized a $31.0 million charge in reorganization items. Reorganization items, net, also include direct costs incurred in connection with our reorganization.

10.	Other expense, net
      The change in other income, net, of $7.2 million, or 944%, from the year ended December 31, 2001 to the year ended December 31, 2002 primarily relates to a $6.1 million gain recorded as a result of our forgiveness of accrued interest on Nextel Peru’s intercompany loan.

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

2.	Cost of revenues
      Nextel Argentina’s cost of revenues for the years ended December 31, 2002 and 2001 are as follows:

	Successor	Predecessor
	Company	Company
	Two Months	Ten Months	Combined		Decrease from
	Ended	Ended	Year Ended	Year Ended	Previous Year
	December 31,	October 31,	December 31,	December 31,
	2002	2002	2002	2001	Dollars	Percent

	(dollars in thousands)
Cost of providing wireless services and other	$2,264	$14,061	$16,325	$28,453	$(12,128)	(43)%
Cost of digital handset and accessory sales	1,240	6,352	7,592	26,942	(19,350)	(72)%

Total cost of revenues	$3,504	$20,413	$23,917	$55,395	$(31,478)	(57)%

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
      As is the case with our other operating companies, Nextel Argentina subsidizes handset sales to attract new customers and offers handset upgrades and other retention inducements to retain existing customers. The $19.4 million, or 72% decrease in Nextel Argentina’s cost of digital handset and accessory sales from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily due to the devaluation of the Argentine peso and subsequent depreciation of the peso compared to the U.S. dollar, as well as lower handset sales during 2002.

3.	Selling and marketing expenses
      The $27.7 million, or 72%, decrease in Nextel Argentina’s selling and marketing expenses from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily a result of the following:

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
      The $14.5 million, or 37%, decrease in Nextel Argentina’s general and administrative expenses from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily a result of the following:

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
      The $42.1 million, or 95%, decrease in depreciation and amortization from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily a result of the asset write-downs that we recorded in the fourth quarter of 2001. These write-downs substantially reduced the cost bases of Nextel Argentina’s long-lived assets, resulting in lower depreciation and amortization charges in 2002.

7.	Interest expense, net
      The $3.3 million, or 26%, decrease in net interest expense from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily due to a reduction in the amount outstanding under Nextel Argentina’s credit facilities during 2001, lower average interest rates in 2002, and the repurchase of these facilities during the fourth quarter of 2002 in connection with our emergence from reorganization, which resulted in no interest expense in the last two months of 2002.

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

9.     Reorganization items, net
      As a result of applying accounting principles in accordance with SOP 90-7, during the fourth quarter of 2002, Nextel Argentina adjusted the carrying values of its long-lived assets to their estimated fair values and recognized a $4.1 million charge in reorganization items. Reorganization items, net, also include direct costs incurred in connection with our reorganization.
10.     Other expense, net
      The $0.6 million, or 23%, decrease in other expense, net, from the year ended December 31, 2001 to the year ended December 31, 2002 primarily resulted from the depreciation of the Argentine peso.

     f. Corporate and other

	Successor	Predecessor
	Company	Company		% of		% of
	Two Months	Ten Months	Combined	Corporate		Corporate	Change from
	Ended	Ended	Year Ended	and Other	Year Ended	and Other	Previous Year
	December 31,	October 31,	December 31,	Operating	December 31,	Operating
	2002	2002	2002	Revenues	2001	Revenues	Dollars	Percent

	(dollars in thousands)
Operating revenues	$239	$1,361	$1,600	100%	$2,240	100%	$(640)	(29)%
Cost of revenues (exclusive of depreciation included below)	(368)	(1,874)	(2,242)	(140)%	(2,234)	(100)%	(8)	—

Gross margin	(129)	(513)	(642)	(40)%	6	NM	(648)	NM
Selling and marketing expenses	(539)	(3,259)	(3,798)	(237)%	(7,768)	(347)%	3,970	(51)%
General and administrative expenses	(3,774)	(20,024)	(23,798)	NM	(36,390)	NM	12,592	(35)%

Segment losses	(4,442)	(23,796)	(28,238)	NM	(44,152)	NM	15,914	(36)%
Impairment, restructuring and other charges	—	(6,548)	(6,548)	(409)%	(33,648)	NM	27,100	(81)%
Depreciation and amortization	(367)	(5,733)	(6,100)	(381)%	(8,724)	(389)%	2,624	(30)%

Operating loss	(4,809)	(36,077)	(40,886)	NM	(86,524)	NM	45,638	(53)%
Interest expense, net	(2,524)	(119,867)	(122,391)	NM	(259,183)	NM	136,792	(53)%
Reorganization items, net	—	2,281,829	2,281,829	NM	—	—	2,281,829	NM
Gain on extinguishment of debt, net	—	101,598	101,598	NM	—	—	101,598	NM
Foreign currency transaction gains (losses), net	34	(22)	12	1%	(1,228)	(55)%	1,240	(101)%
Realized losses on investments, net	—	—	—	—	(151,291)	NM	151,291	(100)%
Equity in gain of unconsolidated affiliates	—	—	—	—	9,640	430%	(9,640)	(100)%
Other (expense) income, net	(6,074)	340	(5,734)	(358)%	5,829	260%	(11,563)	(198)%

(Loss) income from continuing operations before income tax	$(13,373)	$2,227,801	$2,214,428	NM	$(482,757)	NM	$2,697,185	(559)%

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
6.     Depreciation and amortization
      The $2.6 million, or 30%, decrease in depreciation and amortization from the year ended December 31, 2001 to the year ended December 31, 2002 is primarily a result of the write-downs to our Chilean operating companies’ and our long-lived assets that we recorded in the fourth quarter of 2001. These write-downs substantially reduced the cost bases of our long-lived assets, resulting in lower depreciation and amortization charges in 2002.
7.     Interest expense, net
      The $136.8 million, or 53%, decrease in net interest expense from the year ended December 31, 2001 to the year ended December 31, 2002 primarily resulted from applying SOP 90-7, under which we stopped recognizing interest expense on our former senior redeemable notes effective May 24, 2002.

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
10.     Foreign currency transaction gains (losses), net
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

C. Liquidity and Capital Resources
      We had a working capital surplus of $393.6 million as of December 31, 2003, a $253.6 million increase compared to December 31, 2002. The increase in our working capital is primarily attributable to higher consolidated cash balances resulting from our financing activities.
      We recognized net income of $81.2 million for the year ended December 31, 2003, $22.8 million for the two months ended December 31, 2002 and $1,955.0 million for the ten months ended October 31, 2002 and incurred losses of $2,497.3 million in 2001. Net income for the ten months ended October 31, 2002 includes $2,181.0 million in one-time non-operating reorganization items and a $101.6 million one-time non-operating gain on the extinguishment of our Argentine credit facility. Net losses for 2001 include $1,581.2 million in non-cash pre-tax impairment charges, pre-tax restructuring charges and other charges related to continuing operations. Our operating expenses and capital expenditures associated with developing, enhancing and operating our digital mobile networks have more than offset our operating revenues in the past. During 2003, our operating revenues more than offset our operating expenses and cash capital expenditures. While we expect this trend to continue, if business conditions or timing of capital expenditures change, we may not be able to maintain this trend. See “— D. Future Capital Needs and Resources” for a discussion of our future outlook and anticipated sources and uses of funds for 2004.
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
      Our operating activities provided us with $211.0 million in net cash during 2003, an $82.9 million increase from 2002 resulting from our profitable growth strategy. Our operating activities provided us with $128.1 million of net cash during 2002. We used $132.0 million of net cash in our operating activities in 2001. The $260.1 million increase in generation of cash from 2001 to 2002 was primarily due to our less aggressive growth strategy in 2002 that targeted cash conservation.
      We used $246.5 million in net cash in our investing activities during 2003, an $8.3 million increase from 2002. Cash capital expenditures decreased $27.7 million from $225.1 million in 2002 to $197.4 million in 2003 while cash paid for acquisitions and purchases of licenses increased $35.3 million from $13.8 million in 2002 to $49.1 million in 2003 primarily due to the acquisition of an analog trunking company with spectrum assets in Mexico in 2003. We used $238.2 million of net cash in our investing activities during 2002, a decrease of $298.0 million compared to 2001, primarily due to a $419.9 million decrease in cash capital expenditures. The decrease in capital expenditures was consistent with the implementation of our 2002 cash conservation objectives, including reduced network expansion and subscriber growth. The decrease in capital expenditures was partially offset by $139.1 million in net proceeds received from the sale of our investment in TELUS during 2001.
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
      In December 2003, the Securities and Exchange Commission issued SAB No. 104, “Revenue Recognition,” superseding SAB No. 101 and its accompanying issuances codified in SEC Topic 13, “Revenue Recognition.” In particular, SAB No. 104 rescinds accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, which was superseded by EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. While the wording of SAB No. 104 reflects the issuance of EITF Issue No. 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by SAB No. 104. As noted above, we changed our handset revenue and cost policy in accordance with EITF Issue No. 00-21 effective November 1, 2002. Therefore, the adoption of SAB No. 104 did not have a material impact on our financial position or results of operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
      Our revenues are primarily denominated in foreign currencies, while a significant portion of our operations are financed in U.S. dollars through our senior secured discount notes, our convertible notes and our international equipment facility held by Nextel Mexico, which is also denominated in U.S. dollars. As a result, fluctuations in exchange rates relative to the U.S. dollar expose us to foreign currency exchange risks. These risks include potential transaction losses on certain of our U.S. dollar-denominated long-term debt and the impact of translating our local currency reported earnings into U.S. dollars when the U.S. dollar strengthens against the local currencies of our foreign operations. In addition, during 2003, we entered into local currency-based communication tower sale-leaseback transactions in Mexico and Brazil, which we are accounting for as financing transactions (see Note 8 to our consolidated financial statements). Due to the limited availability of long-term instruments, we currently do not hedge assets or liabilities denominated in foreign currencies or foreign currency transactions.
      We are also exposed to interest rate risk due to fluctuations in the U.S. prime rate and the six-month London Interbank Offered Rate, or LIBOR. These rates are used to determine the variable rates of interest that are applicable to borrowings under our international equipment facility. Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. In some cases, we have used derivative instruments to manage this interest rate exposure by achieving a desired proportion of fixed rate versus variable rate borrowings. We only used derivative instruments for non-trading purposes (see Note 8 to our consolidated financial statements). In February 2003, we entered into an interest rate swap that hedged our exposure to variability in interest rates on our international equipment facility. We terminated this interest rate swap in September 2003 in connection with the early extinguishment of a portion of this facility. We do not have any derivative instruments in place as of December 31, 2003 other than one of the conversion features embedded in our convertible notes (see Note 8 to our consolidated financial statements).
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
      We have listed the consolidated financial statements required under this Item in Part IV, Item 15(a)(1) of this annual report on Form 10-K/A. We have listed the financial statement schedules required under Regulation S-X in Part IV, Item 15(a)(2) of this annual report on Form 10-K/A. The financial statements and schedules appear at the end of this annual report on Form  10-K/A.

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
      As of the end of the period covered in this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and in our operating companies, including our chief executive officer and chief financial officer. This evaluation was subsequently modified due to the identification of the items described below. Based on and as of the date of such evaluation, as modified, these officers concluded that our disclosure controls and procedures were not effective for the reasons described in the following paragraphs.
      Our chief executive officer and chief financial officer are also responsible for establishing and maintaining adequate internal controls over our financial reporting. Subsequent to the filing of our quarterly report on Form 10-Q for the period ended June 30, 2004, we identified bookkeeping errors in various balance sheet accounts at our operating company in Mexico. Separately, on November 4, 2004, we were notified by our independent registered public accounting firm of errors related to our accounting policy and treatment of the subsequent reversal of deferred tax asset valuation reserves established at the time of fresh-start accounting as of October 31, 2002. These items are described in further detail below.
      During our evaluation of these items, we concluded the errors (i) reflected a material weakness in our internal control over financial reporting with respect to account reconciliations at Nextel Mexico and (ii) reflected a material weakness in our internal control over financial reporting with respect to the accounting and reporting of income taxes. A material weakness, as defined by the Public Company Accounting Oversight Board (PCAOB), is a reportable condition in which the design or operation of one or more elements of the internal control structure does not sufficiently reduce the risk of material errors and irregularities occurring and not being timely detected. Our management has communicated the material weaknesses and their background to our board of directors and its audit committee and our independent registered public accounting firm.
      As a result of these errors and other adjustments identified through an expanded review, we have restated the financial statements as of and for the year ended December 31, 2003, as of and for the two months ended December 31, 2002 and for the ten months ended October 31, 2002, as set forth in this report.
      Except as described herein, there were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during our fiscal year ended December 31, 2003 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Nextel Mexico Bookkeeping Errors
      The identification of the bookkeeping errors occurred as a result of our ongoing review of Nextel Mexico’s internal accounts and records in order to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.
      Subsequent to the identification of these errors, we completed an account reconciliation project at Nextel Mexico to review and analyze these liability accounts and all other material accounts. The errors impacted accounts receivable, accounts payable, accrued expenses, operating expenses and gains and losses regarding foreign currency transactions. The errors occurred due to our failure to perform account reconciliations and resolve differences in a timely manner, and the errors did not result from any fraudulent activities.

      The nature of the errors relate to three main areas:

•	Foreign Currency Adjustments — Some of our foreign currency transaction gains and losses were double-recorded through a combination of manual entries and system generated automatic entries recorded upon payment of U.S. dollar denominated payables;

•	Accounts receivable adjustments — Periodic reconciliations between the accounts receivable subsidiary ledger and the general ledger were not performed properly or timely. As a result, unreconciled differences related to the non-recognition of commissions expenses for credit card payments, returned checks, manual adjustments and other items were classified to a current liability account, but were not reversed from the liability account upon resolution of these differences; and

•	Liability accounts — Certain liability accounts contained balances that could not be supported by invoices or subsequent disbursements.

      We have taken or are taking the following corrective actions, which we believe will strengthen our internal controls and prevent the possibility of this type of error from occurring in the future:

•	personnel changes, including the termination of the controller responsible for the unreconciled accounts;

•	the implementation of additional procedures surrounding the account reconciliation process as well as manual journal entries in our operating companies and related to the monitoring by NII Holdings of key control procedures in our operating companies;

•	revisions to system controls regarding general ledger posting restrictions; and

•	the provision of more specific guidance regarding steps that must be completed by our operating companies’ executives before signing the certifications related to Section 302 of the Sarbanes-Oxley Act of 2002.

Accounting for Income Taxes
      Beginning with our emergence from Chapter 11 reorganization on October 31, 2002, we recognized the release of valuation allowances on deferred tax assets established at the time of fresh-start accounting as a non-cash reduction to our income tax provision. Upon further review, our current independent registered public accounting firm notified us that our accounting was in error and that in accordance with SOP 90-7, the reversal of valuation allowances established at fresh-start accounting should not be recorded as a reduction to our income tax provision but rather a reduction to intangible assets existing at emergence from reorganization until these are fully exhausted, followed by increases to paid-in capital.
      We have reviewed and corrected our accounting policy for income taxes to accurately track and record the release of valuation allowances established at the time we applied fresh-start accounting. We recorded the reversal of these valuation allowances as a reduction to our remaining intangible assets existing at emergence from reorganization. Once these intangible assets are fully exhausted, we will record any additional reversals as an increase to paid-in capital. In addition, we have identified various other errors in the calculation of income taxes. These errors occurred as a result of the misapplication of the appropriate financial accounting standard and from the lack of proper review procedures and did not result from any fraudulent activities. We acknowledge that this accounting resulted in a material error and reflects a material weakness as defined by the PCAOB. Lastly, we have restated our historical consolidated financial statements as of and for the year ended December 31, 2003, as of and for the two months ended December 31, 2002 and for the ten months ended October 31, 2002, as set forth in this report.

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
      (a)(1) Financial Statements. Financial statements and independent registered public accounting firm’s reports filed as part of this report are listed below:

Page

Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets — As of December 31, 2003 (restated) and 2002 (restated)	F-4
Consolidated Statements of Operations — For the Year Ended December 31, 2003 (Successor Company) (restated), Two Months Ended December 31, 2002 (Successor Company) (restated), Ten Months Ended October 31, 2002 (Predecessor Company) (restated) and Year Ended December 31, 2001 (Predecessor Company)
F-5
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity — For the Year Ended December 31, 2003 (Successor Company) (restated), Two Months Ended December 31, 2002 (Successor Company) (restated), Ten Months Ended October 31, 2002 (Predecessor Company) (restated) and Year Ended December 31, 2001 (Predecessor Company)
F-6
Consolidated Statements of Cash Flows — For the Year Ended December 31, 2003 (Successor Company) (restated), Two Months Ended December 31, 2002 (Successor Company) (restated), Ten Months Ended October 31, 2002 (Predecessor Company) (restated) and Year Ended December 31, 2001 (Predecessor Company)
F-7
Notes to Consolidated Financial Statements	F-8

(2)	Financial Statement Schedule. The following financial statement schedule is filed as part of this report and is included in Item 15(d) below. Schedules other than the schedule listed below are omitted because they are either not required or not applicable.

Page

Schedule II — Valuation and Qualifying Accounts	F-75

(3)	List of Exhibits. The exhibits filed as part of this report are listed in the Exhibit Index, which is incorporated in this item by reference.
      (b) Reports on Form 8-K.

•	On October 29, 2003, we filed a Current Report on Form 8-K, dated October 29, 2003, which furnished under Item 12 a press release announcing certain financial and operating results for the quarter and nine months ended September 30, 2003; and

•	On November 17, 2003, we filed a Current Report on Form 8-K, dated November 13, 2003, which reported under Item 7 our Form of Underwriting Agreement dated November 13, 2003, between the Registrant, NII Holdings, Inc., the Selling Stockholder, Nextel Communications, Inc. and the Underwriter, Goldman, Sachs & Co.

(c)	Exhibits. The exhibits filed as part of this report are listed in Item 15(a)(3) above.

(d)	Financial Statement Schedule. The financial statement schedule filed as part of this report is listed in Item 15(a)(2) above.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NII HOLDINGS, INC.

By:	/s/ Ricardo L. Israele

Ricardo L. Israele

Vice President and Controller

March 28, 2005

NII HOLDINGS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-3

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets — As of December 31, 2003 (restated) and 2002 (restated)	F-4

 Consolidated Statements of Operations — For the Year Ended December 31, 2003 (Successor Company) (restated), Two Months Ended December 31, 2002 (Successor Company) (restated), Ten Months Ended October 31, 2002 (Predecessor Company) (restated) and Year Ended December 31, 2001 (Predecessor Company)
F-5

 Consolidated Statements of Changes in Stockholders’ (Deficit) Equity — For the Year Ended December 31, 2003 (Successor Company) (restated), Two Months Ended December 31, 2002 (Successor Company) (restated), Ten Months Ended October 31, 2002 (Predecessor Company) (restated) and Year Ended December 31, 2001 (Predecessor Company)
F-6

 Consolidated Statements of Cash Flows — For the Year Ended December 31, 2003 (Successor Company) (restated), Two Months Ended December 31, 2002 (Successor Company) (restated), Ten Months Ended October 31, 2002 (Predecessor Company) (restated) and Year Ended December 31, 2001 (Predecessor Company)
F-7
Notes to Consolidated Financial Statements	F-8

FINANCIAL STATEMENT SCHEDULE
Schedule II — Valuation and Qualifying Accounts	F-75

NII HOLDINGS, INC. AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of NII Holdings, Inc.:
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 119 present fairly, in all material respects, the financial position of NII Holdings, Inc. and its subsidiaries at December 31, 2003 and the result of their operations and their cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(1) on page 119 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements for the year ended December 31, 2003. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      As discussed in Note 2 to the accompanying consolidated financial statements, the Company has restated its financial statements for the year ended December 31, 2003.
/s/ PricewaterhouseCoopers LLP
McLean, Virginia
March 11, 2004, except for Note 2, as to which the date is March 25, 2005, and the last paragraph of Note 19, as to which the date is March 22, 2004

NII HOLDINGS, INC. AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
NII Holdings, Inc.
Reston, Virginia
      We have audited the accompanying consolidated balance sheet of NII Holdings, Inc. and subsidiaries as of December 31, 2002 (Successor Company consolidated balance sheet) and the related consolidated statements of operations, changes in stockholders’ (deficit) equity and cash flows for the two months ended December 31, 2002 (Successor Company consolidated operations and cash flows), the ten months ended October 31, 2002 and the year ended December 31, 2001 (Predecessor Company consolidated operations and cash flows). Our audits also included the financial statement schedule listed on page F-1. These consolidated financial statements and the financial statement schedule are the responsibility of NII Holdings’ management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. NII Holdings is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of NII Holdings’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 3 to the consolidated financial statements, on October 28, 2002, the Bankruptcy Court entered an order confirming the plan of reorganization, which became effective on November 12, 2002. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with AICPA Statement of Position 90-7, “Financial Reporting for Entities in Reorganization under the Bankruptcy Code,” for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 3.
      In our opinion, the Successor Company consolidated financial statements present fairly, in all material respects, the financial position of NII Holdings, Inc. and subsidiaries at December 31, 2002, and the results of their operations and cash flows for the two months ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and cash flows for the ten months ended October 31, 2002 and the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the two month period ended December 31, 2002, the ten month period ended October 31, 2002 and the year ended December 31, 2001.
      As discussed in Note 1 to the consolidated financial statements, NII Holdings, Inc. and subsidiaries adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002 and the provisions of Emerging Issues Task Force Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” on November 1, 2002.
      As discussed in Note 2, the accompanying consolidated financial statements as of December 31, 2002 (Successor Company consolidated balance sheet), for the two months ended December 31, 2002 (Successor Company consolidated operations and cash flows) and for the ten months ended October 31, 2002 (Predecessor Company consolidated operations and cash flows) have been restated.
DELOITTE & TOUCHE LLP
McLean, Virginia
March 7, 2003 (March 17, 2005 as to the effects of the restatement discussed in Note 2)

NII HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2003 and 2002
(in thousands)

	December 31,	December 31,
	2003	2002

	Restated	Restated
ASSETS
Current assets
Cash and cash equivalents	$405,406	$231,161
Accounts receivable, less allowance for doubtful accounts of $9,020 and $7,143	119,985	100,953
Handset and accessory inventory, net	21,138	17,954
Deferred income taxes, net	41,097	—
Prepaid expenses and other	59,128	45,535

Total current assets	646,754	395,603
Property, plant and equipment, net	368,434	230,598
Intangible assets, net	85,818	182,264
Other assets	27,430	23,008

Total assets	$1,128,436	$831,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$33,681	$24,040
Accrued expenses and other	167,492	156,003
Deferred revenues	32,040	20,763
Accrued interest	5,022	2,587
Due to related parties	13,460	52,178
Current portion of long-term debt	1,466	—

Total current liabilities	253,161	255,571
Long-term debt, including $168,067 and $365,991 due to related parties	535,290	432,157
Deferred income taxes, net	—	3,438
Deferred revenues (related party)	45,968	25,000
Other long-term liabilities	76,247	43,695

Total liabilities	910,666	759,861

Commitments and contingencies (Notes 8 and 10)
Stockholders’ equity
Common stock, par value $0.001, 68,883 shares issued and outstanding — 2003, 60,000 shares issued and outstanding — 2002	69	60
Paid-in capital	164,705	49,138
Retained earnings	103,978	22,764
Accumulated other comprehensive loss	(50,982)	(350)

Total stockholders’ equity	217,770	71,612

Total liabilities and stockholders’ equity	$1,128,436	$831,473

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2003 (Successor Company),
Two Months Ended December 31, 2002 (Successor Company),
Ten Months Ended October 31, 2002 (Predecessor Company) and
Year Ended December 31, 2001 (Predecessor Company)
(in thousands, except per share amounts)

	Successor Company		Predecessor Company

		Two Months	Ten Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	October 31,	December 31,
	2003	2002	2002	2001

	Restated	Restated	Restated
Operating revenues
Service and other revenues	$895,615	$137,623	$610,341	$634,736
Digital handset and accessory revenues	43,072	5,655	26,754	27,710

	938,687	143,278	637,095	662,446

Operating expenses
Cost of service (exclusive of depreciation included below)	240,021	29,929	164,995	173,000
Cost of digital handset and accessory sales	134,259	19,569	87,582	150,536
Selling, general and administrative	317,400	47,108	262,405	426,679
Impairment, restructuring and other charges (Note 12)	—	—	15,808	1,581,164
Depreciation	49,127	4,694	55,758	162,083
Amortization	30,374	6,392	9,219	56,479

	771,181	107,692	595,767	2,549,941

Operating income (loss)	167,506	35,586	41,328	(1,887,495)

Other income (expense)
Interest expense	(64,623)	(10,469)	(151,579)	(297,228)
Interest income	10,864	1,797	3,928	13,247
Foreign currency transaction gains (losses), net	8,856	2,616	(180,765)	(61,282)
Gain on extinguishment of debt, net	22,404	—	101,598	—
Reorganization items, net (Note 3)	—	—	2,180,998	—
Realized losses on investments, net	—	—	—	(151,291)
Equity in gains of unconsolidated affiliates	—	—	—	9,640
Other expense, net	(12,166)	(1,557)	(8,918)	(4,181)

	(34,665)	(7,613)	1,945,262	(491,095)

Income (loss) from continuing operations before income tax (provision) benefit	132,841	27,973	1,986,590	(2,378,590)
Income tax (provision) benefit	(51,627)	(24,874)	(29,270)	68,750

Income (loss) from continuing operations	81,214	3,099	1,957,320	(2,309,840)

Discontinued operations
Income (loss) from operations of Philippine operating company (including gain on disposal of $23,475 for the two months ended December 31, 2002)	—	19,665	(2,025)	(170,335)
Income tax provision	—	—	(252)	(17,146)

Income (loss) from discontinued operations	—	19,665	(2,277)	(187,481)

Net income (loss)	$81,214	$22,764	$1,955,043	$(2,497,321)

Income (loss) from continuing operations per common share, basic	$1.29	$0.05	$7.24	$(8.53)
Income (loss) from discontinued operations per common share, basic	—	0.33	(0.01)	(0.69)

Net income (loss) per common share, basic	$1.29	$0.38	$7.23	$(9.22)

Income (loss) from continuing operations per common share, diluted	$1.19	$0.05	$7.24	$(8.53)
Income (loss) from discontinued operations per common share, diluted	—	0.31	(0.01)	(0.69)

Net income (loss) per common share, diluted	$1.19	$0.36	$7.23	$(9.22)

Weighted average number of common shares outstanding, basic	63,129	60,000	270,382	270,750

Weighted average number of common shares outstanding, diluted	67,987	63,429	270,382	270,750

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
For the Year Ended December 31, 2003 (Successor Company), Two Months Ended December 31, 2002 (Successor Company),
Ten Months Ended October 31, 2002 (Predecessor Company) and Year Ended December 31, 2001 (Predecessor Company)
(in thousands)

												Accumulated Other
												Comprehensive Income
												(Loss)
	Series A				Class B
	Preferred Stock		Common Stock		Common Stock			Retained	Treasury Stock			Unrealized	Cumulative
							Paid-in	(Deficit)			Deferred	Gain (Loss)	Translation
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Compensation	on Investments	Adjustment	Total

Balance, January 1, 2001 — Predecessor Company	6	$550,300	—	—	271,025	$271	$941,921	$(1,277,176)	12	$(62)	$(5,173)	$5,772	$(134,249)	$81,604
Net loss	—	—	—	—	—	—	—	(2,497,321)	—	—	—	—	—	(2,497,321)
Other comprehensive loss, net of income tax:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(94,745)	(94,745)
Available-for-sale securities:
Unrealized holding losses arising during the year	—	—	—	—	—	—	—	—	—	—	—	(197,859)	—	(197,859)
Reclassification adjustments for losses included in net loss, net of taxes of $0	—	—	—	—	—	—	—	—	—	—	—	192,087	—	192,087

Total comprehensive loss														(2,597,838)

Issuance of Series A exchangeable redeemable preferred stock to Nextel Communications	5	500,000	—	—	—	—	—	—	—	—	—	—	—	500,000
Purchase of treasury stock	—	—	—	—	(643)	—	—	—	643	(3,213)	—	—	—	(3,213)
Deferred compensation and other	—	—	—	—	—	—	(6,973)	—	—	—	4,270	—	—	(2,703)

Balance, December 31, 2001 — Predecessor Company	11	1,050,300	—	—	270,382	271	934,948	(3,774,497)	655	(3,275)	(903)	—	(228,994)	(2,022,150)
Net income	—	—	—	—	—	—	—	1,955,043	—	—	—	—	—	1,955,043
Other comprehensive income, net of income tax:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	67,054	67,054

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	2,022,097

Deferred compensation	—	—	—	—	—	—	10	—	—	—	43	—	—	53

Balance, October 31, 2002 — Predecessor Company	11	1,050,300	—	—	270,382	271	934,958	(1,819,454)	655	(3,275)	(860)	—	(161,940)	—
Elimination of Predecessor Company stockholders’ equity	(11)	(1,050,300)	—	—	(270,382)	(271)	(934,958)	1,819,454	(655)	3,275	860	—	161,940	—
Issuance of Successor Company common stock	—	—	60,000	60	—	—	49,138	—	—	—	—	—	—	49,198

Balance, October 31, 2002 — Successor Company	—	—	60,000	60	—	—	49,138	—	—	—	—	—	—	49,198
Net income — Restated	—	—	—	—	—	—	—	22,764	—	—	—	—	—	22,764
Other comprehensive loss, net of income tax:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(350)	(350)

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	22,414

Balance, December 31, 2002 — Successor Company — Restated	—	—	60,000	60	—	—	49,138	22,764	—	—	—	—	(350)	71,612
Net income	—	—	—	—	—	—	—	81,214	—	—	—	—	—	81,214
Other comprehensive loss, net of income tax:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(50,632)	(50,632)

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	30,582

Issuance of common stock:
Exercise of stock options	—	—	2,883	3	—	—	2,520	—	—	—	—	—	—	2,523
Public offering, net	—	—	6,000	6	—	—	113,047	—	—	—	—	—	—	113,053

Balance, December 31, 2003 — Successor Company — Restated	—	$—	68,883	$69	—	$—	$164,705	$103,978	—	$—	$—	$—	$(50,982)	$217,770

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2003 (Successor Company), Two Months
Ended December 31, 2002 (Successor Company), Ten Months Ended October 31, 2002
(Predecessor Company) and Year Ended December 31, 2001 (Predecessor Company)
(in thousands)

	Successor Company		Predecessor Company

		Two Months	Ten Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	October 31,	December 31,
	2003	2002	2002	2001

	Restated	Restated	Restated
Cash flows from operating activities:
Net income (loss)	$81,214	$22,764	$1,955,043	$(2,497,321)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on extinguishment of debt, net	(22,404)	—	(101,598)	—
Amortization of debt financing costs and accretion of senior redeemable notes	25,295	3,250	67,537	187,302
Depreciation and amortization	79,501	11,086	64,977	234,556
Provision for losses on accounts receivable	7,179	634	17,484	40,902
Provision for losses on inventory	1,716	563	3,135	1,441
Foreign currency transaction (gains) losses, net	(8,856)	(2,616)	180,765	69,854
Reorganization items, including fresh-start valuation adjustments	—	—	(2,198,522)	—
Equity in gains of unconsolidated affiliates	—	—	—	(9,640)
Impairment, restructuring and other charges	—	—	7,968	1,741,007
Realized losses on investments	—	—	—	151,291
Gain on sale of discontinued operations	—	(23,025)	—	—
Deferred income tax provision (benefit)	51,095	17,272	(449)	(131,005)
Stock-based compensation	—	—	(382)	(17)
Loss on disposal of property, plant and equipment	1,587	338	609	1,265
Other, net	385	—	—	3,142
Change in assets and liabilities, net of effects from acquisitions:
Accounts receivable, gross	(27,340)	(5,583)	11,698	(80,339)
Handset and accessory inventory, gross	(4,879)	152	4,300	1,466
Prepaid expenses and other assets	(9,691)	(1,770)	13,500	16,598
Other long-term assets	1,367	(1,792)	16,808	(14,967)
Accounts payable, accrued expenses and other	42,382	(290)	87,859	140,405
Current deferred revenue	5,753	272	1,480	—
Due to related parties	(38,325)	3,318	(57,723)	12,059
Other long-term liabilities	—	—	3,998	—
Proceeds from spectrum sharing agreement with Nextel Communications	25,000	—	25,000	—

Net cash provided by (used in) operating activities	210,979	24,573	103,487	(132,001)

Cash flows from investing activities:
Capital expenditures	(197,376)	(25,417)	(199,682)	(644,977)
Payments for acquisitions, purchases of licenses and other	(49,137)	(58)	(13,775)	(35,183)
Net proceeds from sale of available-for-sale securities	—	—	—	139,080
Net proceeds from sale of affiliates	—	—	—	3,500
Other	—	727	—	1,390

Net cash used in investing activities	(246,513)	(24,748)	(213,457)	(536,190)

Cash flows from financing activities:
Proceeds from stock option exercises	2,523	—	—	—
Gross proceeds from towers financing transactions	106,414	—	—	—
Net proceeds from sale of common stock	113,053	—	38,394	—
Gross proceeds from issuance of convertible notes	180,000	—	—	—
Issuance of senior secured notes	—	—	100,800	—
Repayments under long-term credit facilities and other	(186,517)	—	(13,044)	(34,149)
Transfers from (to) restricted cash	—	—	29	(26,524)
(Repayments to) borrowings from Nextel Communications, net	—	—	(12,059)	9,899
Payment of debt financing costs	(5,428)	—	(2,810)	—
Proceeds from issuance of series A exchangeable redeemable preferred stock to Nextel Communications	—	—	—	500,000
Purchase of treasury stock	—	—	—	(3,213)

Net cash provided by financing activities	210,045	—	111,310	446,013

Effect of exchange rate changes on cash and cash equivalents	(266)	314	(20,568)	(1,279)

Net increase (decrease) in cash and cash equivalents	174,245	139	(19,228)	(223,457)
Cash and cash equivalents, beginning of period	231,161	231,022	250,250	473,707

Cash and cash equivalents, end of period	$405,406	$231,161	$231,022	$250,250

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
      Our digital mobile networks support multiple digital wireless services, including:

•	digital mobile telephone service, including advanced calling features such as speakerphone, conference calling, voice-mail, call forwarding and additional line service;

•	Nextel Direct Connect service, which allows subscribers anywhere on our network in the same country to talk to each other instantly, on a “push-to-talk” basis, on a private one-to-one call or on a group call;

•	Internet services, mobile messaging services, e-mail and advanced Javatm enabled business applications, which are marketed as “Nextel Online” services; and

•	international roaming capabilities, which are marketed as “Nextel Worldwide.”
      Restatement of Previously Issued Consolidated Financial Statements. We have restated our previously issued consolidated financial statements and related footnotes as of and for the year ended December 31, 2003 and as of and for the two months ended December 31, 2002 and the ten months ended October 31, 2002, as set forth in this report. For additional information regarding this restatement, see Note 2.
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
      Reorganization. As a result of the consummation of our Revised Third Amended Joint Plan of Reorganization and the transactions contemplated thereby on November 12, 2002, we are operating our existing business under a new capital structure. In addition, we applied fresh-start accounting rules on October 31, 2002. Accordingly, our consolidated financial condition and results of operations from and after our reorganization are not comparable to our consolidated financial condition or results of operations for periods prior to our reorganization reflected in our historical financial statements. References below to the Predecessor Company refer to NII Holdings for the period prior to November 1, 2002 and references to the Successor Company refer to NII Holdings for the period from and after November 1, 2002. See Note 3 for additional information.
      Concentrations of Risk. Substantially all of our revenues are generated from our operations located in Mexico, Brazil, Argentina and Peru. Regulatory entities in each country regulate the licensing, construction, acquisition, ownership and operation of our digital mobile networks, and certain other aspects of our business, including some of the rates we charge our customers. Changes in the current telecommunications statutes or regulations in any of these countries could adversely affect our business. In addition, as of December 31, 2003, about $675.0 million of our assets are owned by our operating company in Mexico. Political, financial and economic developments in Mexico could impact the recoverability of our assets.
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
      Financial instruments that potentially subject us to significant amounts of credit risk consist of cash and cash equivalents and accounts receivable. Our cash and cash equivalents balances are deposited with high-quality financial institutions. At times, our operating companies and we maintain cash balances in excess of Federal Deposit Insurance Corporation (or the foreign country equivalent institution) limits. Our receivables are generally unsecured. We routinely assess the financial strength of our customers and maintain allowances for anticipated losses, where necessary.
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1.     Summary of Operations and Significant Accounting Policies — (Continued)
     Supplemental Cash Flow Information.

	Successor Company		Predecessor Company

		Two Months	Ten Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	October 31,	December 31,
	2003	2002	2002	2001

	Restated	Restated
	(in thousands)
Capital expenditures
Cash paid for capital expenditures, including capitalized interest	$197,376	$25,417	$199,682	$644,977
Change in capital expenditures accrued and unpaid or financed, including accreted interest capitalized	16,971	(683)	(49,860)	22,854

	214,347	24,734	149,822	667,831
Capital expenditures from discontinued operations	—	(205)	(1,606)	(39,110)

Capital expenditures from continuing operations	$214,347	$24,529	$148,216	$628,721

Interest costs
Interest expense	$64,623	$10,469	$151,579	$297,228
Interest capitalized	6,825	971	8,239	42,927

	$71,448	$11,440	$159,818	$340,155

Acquisitions
Fair value of assets acquired	$39,469	$—	$—	$—
Less: liabilities assumed	(136)	—	—	—
Less: cash acquired	(82)	—	—	—

	$39,251	$—	$—	$—

Cash paid for interest	$26,701	$1,488	$49,105	$142,043

Cash paid for income taxes	$21,672	$536	$2,230	$2,785

Cash paid for reorganization items	$—	$216	$18,299	$—

Cash received from sales placed directly into escrow	$—	$—	$—	$57,372

Credit for equipment purchases received in exchange for sale of ownership interest in NEXNET	$—	$—	$—	$6,500

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
      Valuation of Long-Lived Assets. We review long-lived assets such as property, plant and equipment and identifiable intangibles, including our licenses and customer base, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss, if any, is recognized for the difference between the fair value and carrying value of the asset. See Note 12, “Impairment, Restructuring and Other Charges,” for a description of asset impairment charges recognized during 2002 and 2001.
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
      Substantially all of our deferred tax asset valuation allowances existed as of the date of the application of fresh-start accounting. As such, under American Institute of Certified Public Accountants’ Statement of Position, or SOP, 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” we record any valuation allowance reversals first to reduce our remaining intangible assets existing at emergence from reorganization until fully exhausted and then as an increase to paid-in capital. We will record the reversal of valuation allowances related to deferred tax assets generated subsequent to our reorganization as a benefit to our income tax provision.
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
      We recognized the proceeds received from our new spectrum use and build-out agreement with Nextel Communications as deferred revenues. We amortize this amount into revenue on a straight-line basis over about 15.5 years, which represents the average remaining useful life of our licenses in the Baja region of Mexico as of the date we began providing service under this agreement. See Note 16 for additional information relating to this agreement.
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
      Stock-Based Compensation. As of December 31, 2003, we had one stock-based employee compensation plan, which is described more fully in Note 15. We account for this plan under the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under APB Opinion No. 25, compensation expense is based on the intrinsic value on the measurement date, calculated as the difference between the fair value of the common stock and the relevant exercise price. We account for stock-based compensation to non-employees at fair value using a Black-Scholes option pricing model in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and other applicable accounting principles. The following table illustrates the effect on net income (loss) and income (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation and recognized compensation expense ratably over the vesting period.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1.     Summary of Operations and Significant Accounting Policies — (Continued)

	Successor Company		Predecessor Company

		Two Months	Ten Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	October 31,	December 31,
	2003	2002	2002	2001

	Restated	Restated
	(in thousands, except per share data)
Net income (loss), as reported	$81,214	$22,764	$1,955,043	$(2,497,321)
Deduct:
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,372)	(812)	(23,767)	(40,293)

Pro forma net income (loss)	$79,842	$21,952	$1,931,276	$(2,537,614)

Net income (loss) per common share:
Basic — as reported	$1.29	$0.38	$7.23	$(9.22)

Basic — pro forma	$1.26	$0.37	$7.14	$(9.37)

Diluted — as reported	$1.19	$0.36	$7.23	$(9.22)

Diluted — pro forma	$1.18	$0.35	$7.14	$(9.37)

      Debt Financing Costs. We amortize debt financing costs over the shorter of the term of the underlying debt or the holder’s first put date, when applicable.
      Income Taxes. We account for income taxes using the asset and liability method, under which we recognize deferred income taxes for the tax consequences attributable to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating losses and tax loss carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable or settled. We recognize the effect on deferred taxes for a change in tax rates in income in the period that includes the enactment date. We provide a valuation allowance against deferred tax assets if, based upon the weight of available evidence, we believe it is more likely than not that some or all of the deferred tax assets will not be realized. Substantially all of our deferred tax asset valuation allowances existed as of the date of the application of fresh-start accounting. As such, under SOP 90-7, we record any valuation allowance reversals first to reduce our remaining intangible assets existing at emergence from reorganization until fully exhausted and then as an increase to paid-in capital. We will record the reversal of valuation allowances related to deferred tax assets generated subsequent to our reorganization as a benefit to our tax provision.
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1.     Summary of Operations and Significant Accounting Policies — (Continued)
      The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted income per common share as disclosed in our consolidated statements of operations for the year ended December 31, 2003 and the two months ended December 31, 2002:

	Year Ended December 31, 2003			Two Months Ended December 31, 2002

	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	Restated		Restated	Restated		Restated
	(in thousands, except per share data)
Basic net income per common share:
Net income	$81,214	63,129	$1.29	$22,764	60,000	$0.38
Effect of dilutive securities:
Stock options	—	4,858		—	3,429

Diluted net income per common share:
Net income	$81,214	67,987	$1.19	$22,764	63,429	$0.36

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
      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. It also broadens the presentation of discontinued operations to include more disposal transactions. We adopted SFAS No. 144 on January 1, 2002. As discussed further in Note 4, we reported the results of operations of Nextel Philippines, which we sold in November 2002, as discontinued operations in our consolidated statements of operations in accordance with SFAS No. 144. In addition, as further discussed in Note 12, we wrote down the long-lived assets of Nextel Argentina to their estimates fair values in accordance with SFAS No. 144. The adoption of SFAS No. 144 did not have any other impact on our financial position or results of operations during 2002.
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
      In December 2003, the Securities and Exchange Commission, or SEC, issued SAB No. 104, “Revenue Recognition,” superseding SAB No. 101 and its accompanying issuances codified in SEC Topic 13, “Revenue Recognition.” In particular, SAB No. 104 rescinds accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, which was superseded by EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. While the wording of SAB No. 104 reflects the issuance of EITF Issue No. 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by SAB No. 104. As noted above, we changed our handset revenue and cost policy in accordance with EITF Issue No. 00-21 effective November 1, 2002. Therefore, the adoption of SAB No. 104 did not have a material impact on our financial position or results of operations.

2.	Restatement of Previously Issued Financial Statements
      We have restated our previously issued consolidated financial statements and related footnotes as of and for the year ended December 31, 2003 and as of and for the two months ended December 31, 2002 and the ten months ended October 31, 2002, as set forth in these consolidated financial statements. We are restating our consolidated financial statements to correct for the following items:

•	Bookkeeping errors at our operating company in Mexico;

•	Accounting for deferred tax asset valuation allowance reversals;

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Restatement of Previously Issued Financial Statements — (Continued)

•	Certain errors in the calculation of income taxes for financial statement purposes;

•	Depreciation of handsets in Argentina; and

•	Other insignificant miscellaneous adjustments.

      All amounts in these consolidated financial statements have been updated, as appropriate, to reflect this restatement. Other than for the items discussed in this Note, we did not update these consolidated financial statements for subsequent events that occurred after we filed our original annual report on Form 10-K on March 12, 2004.
     Description of Errors
      We identified various bookkeeping errors at our operating company in Mexico. These errors originated in the third quarter of 2002 and occurred through the third quarter of 2004. The identification of these bookkeeping errors occurred as a result of our ongoing review of Nextel Mexico’s internal accounts and records in order to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.
      The nature of the errors relate to the following main areas:

•	Foreign currency adjustments — Some foreign currency transaction gains and losses were double-recorded through a combination of manual entries and system-generated automatic entries recorded upon payment of U.S. dollar denominated payables;

•	Accounts receivable adjustments — Periodic reconciliations between the accounts receivable subsidiary ledger and the general ledger were not performed properly. As a result, unreconciled differences related to the non-recognition of commissions expense on credit card payments, returned checks, manual adjustments and other items were classified to a current liability account, but were not reversed from the liability account upon resolution of these differences; and

•	Liability accounts — Certain liability accounts contained balances that could not be supported by invoices or subsequent disbursements.

      We determined the reversal of certain valuation allowances on deferred tax assets that were established at the time of our application of fresh-start accounting in 2002 were not correctly reported in our consolidated financial statements for subsequent periods. For the two-month period ended December 31, 2002 and the year ended December 31, 2003, we reversed valuation allowances which reduced the provision for income taxes. In accordance with SOP 90-7, the reversal of valuation allowances established in fresh-start accounting should first reduce intangible assets existing at our emergence from reorganization until fully exhausted, followed by increases to paid-in capital.
      For the two months ended December 31, 2002 and the ten months ended October 31, 2002, we identified errors in the calculation of income tax expense in Mexico for financial statement purposes. The adjustment to correct our income tax expense for this matter increases our long-lived assets as of October 31, 2002 because of the application of fresh-start accounting under SOP 90-7. As a result, we understated amortization and depreciation related to those long-lived assets for periods subsequent to the ten months ended October 31, 2002. We identified tax computational errors related to taxes payable in one of our international markets resulting in an understatement of income tax expense for the six months ended December 31, 2003. We also identified an error in the calculation of income taxes in Brazil for financial reporting purposes, resulting in an understatement of the income tax provision for the three months ended December 31, 2003.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Restatement of Previously Issued Financial Statements — (Continued)
      During the monthly process to convert the operating results from accounting principles generally accepted in Argentina to accounting principles generally accepted in the United States the depreciation expense related to handsets under operating leases was erroneously omitted for financial reporting purposes for the three months ended December 31, 2003.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Restatement of Previously Issued Financial Statements — (Continued)
      The following tables present the effects of the restatement adjustments on our previously reported consolidated statements of operations for the year ended December 31, 2003, the two months ended December 31, 2002 and the ten months ended October 31, 2002, on our previously reported consolidated balance sheets as of December 31, 2003 and 2002 and on our previously reported consolidated statement of cash flows for the two months ended December 31, 2002:
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended				For the Two Months Ended				For the Ten Months Ended
	December 31, 2003				December 31, 2002				October 31, 2002

	Successor Company				Successor Company				Predecessor Company

	As			As	As			As	As			As
	Reported	Adjustment		Restated	Reported	Adjustment		Restated	Reported	Adjustment		Restated

	(in thousands, except per share amounts)
Operating revenues	$938,687	$—		$938,687	$143,278	$—		$143,278	$637,095	$—		$637,095

Operating expenses
Cost of service	240,021	—		240,021	29,929	—		29,929	164,995	—		164,995
Cost of digital handset and accessory sales	134,259	—		134,259	19,569	—		19,569	87,582	—		87,582
Selling, general and administrative	316,470	930	(a)	317,400	46,483	625	(a)	47,108	262,344	61	(a)	262,405
Impairment, restructuring and other charges	—	—		—	—	—		—	15,808	—		15,808
Depreciation	48,611	516	(b)	49,127	4,695	(1	)(b)	4,694	55,758	—		55,758
Amortization	38,631	(8,257	)(c)	30,374	6,380	12	(c)	6,392	9,219	—		9,219

Total operating expenses	777,992	(6,811)		771,181	107,056	636		107,692	595,706	61		595,767

Operating income	160,695	6,811		167,506	36,222	(636)		35,586	41,389	(61)		41,328

Other income (expense)
Gain on early extinguishment of debt, net	22,404	—		22,404	—	—		—	101,598	—		101,598
Foreign currency transaction gains (losses), net	6,457	2,399	(d)	8,856	1,357	1,259	(d)	2,616	(183,136)	2,371	(d)	(180,765)
Interest expense and all other non-operating (expenses) income, net	(65,925)	—		(65,925)	(10,229)	—		(10,229)	2,023,654	775	(e)	2,024,429

Total other (expense) income	(37,064)	2,399		(34,665)	(8,872)	1,259		(7,613)	1,942,116	3,146		1,945,262

Income from continuing operations before income tax benefit (provision)	123,631	9,210		132,841	27,350	623		27,973	1,983,505	3,085		1,986,590
Income (loss) from discontinued operations, net of tax	—	—		—	19,665	—		19,665	(2,277)	—		(2,277)
Income tax benefit (provision)	49,329	(100,956	)(f)	(51,627)	(4,449)	(20,425	)(f)	(24,874)	(26,185)	(3,085	)(f)	(29,270)

Net income	$172,960	$(91,746)		$81,214	$42,566	$(19,802)		$22,764	$1,955,043	$—		$1,955,043

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Restatement of Previously Issued Financial Statements — (Continued)

	For the Year Ended			For the Two Months Ended			For the Ten Months Ended
	December 31, 2003			December 31, 2002			October 31, 2002

	Successor Company			Successor Company			Predecessor Company

	As		As	As		As	As		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated	Reported	Adjustment	Restated

	(in thousands, except per share amounts)
Net income per common share, basic	$2.74	$(1.45)	$1.29	$0.71	$(0.33)	$0.38	$7.23	$—	$7.23

Net income per common share, diluted	$2.54	$(1.35)	$1.19	$0.67	$(0.31)	$0.36	$7.23	$—	$7.23

Weighted average number of common shares outstanding, basic	63,129	—	63,129	60,000	—	60,000	270,382	—	270,382

Weighted average number of common shares outstanding, diluted	67,987	—	67,987	63,429	—	63,429	270,382	—	270,382

      The statement of operations components changed, as reflected in the “Adjustment” column above, as a result of the following restatement adjustments (in thousands):

				Predecessor
		Successor Company		Company

			For the Two	For the Ten
		For the Year Ended	Months Ended	Months Ended
		December 31, 2003	December 31, 2002	October 31, 2002

(a)	Selling, general and administrative
	Mexico bookkeeping errors	$930	$625	$61

	Net increase	$930	$625	$61

(b)	Depreciation
	Mexico bookkeeping errors	$(208)	$(37)	$—
	Argentina handset depreciation	508	—	—
	Tax provision calculation errors	216	36	—

	Net increase (decrease)	$516	$(1)	$—

(c)	Amortization
	Mexico bookkeeping errors	$(202)	$(35)	$—
	Release of deferred tax asset valuation allowance	(8,338)	—	—
	Tax provision calculation errors	283	47	—

	Net (decrease) increase	$(8,257)	$12	$—

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Restatement of Previously Issued Financial Statements — (Continued)

				Predecessor
		Successor Company		Company

			For the Two	For the Ten
		For the Year Ended	Months Ended	Months Ended
		December 31, 2003	December 31, 2002	October 31, 2002

(d)	Foreign currency transaction gains (losses), net
	Mexico bookkeeping errors	$2,399	$1,259	$2,371

	Net change	$2,399	$1,259	$2,371

(e)	Interest expense and all other non- operating (expenses) income, net
	Mexico bookkeeping errors	$—	$—	$(2,310)
	Tax provision calculation errors	—	—	3,085

	Net increase	$—	$—	$775

(f)	Income tax benefit (provision)
	Release of deferred tax asset valuation allowance, Mexico bookkeeping errors and other	$(97,011)	$(17,260)	$—
	Tax provision calculation errors	(3,945)	(3,165)	(3,085)

	Net increase	$(100,956)	$(20,425)	$(3,085)

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Restatement of Previously Issued Financial Statements — (Continued)
CONSOLIDATED BALANCE SHEETS

	As of December 31, 2003				As of December 31, 2002

				As	As			As
	As Reported	Adjustment		Restated	Reported	Adjustment		Restated

	(in thousands)
ASSETS
Current deferred income taxes, net	$38,312	$2,785	(g)	$41,097	$—	$—		$—
Current assets, excluding current deferred income taxes, net	606,229	(572	)(h)	605,657	395,603	—		395,603
Property, plant and equipment, net	368,561	(127	)(i)	368,434	230,208	390	(i)	230,598
Intangible assets, net	193,976	(108,158	)(j)	85,818	200,098	(17,834	)(j)	182,264
Other assets	27,430	—		27,430	23,008	—		23,008

Total assets	$1,234,508	$(106,072)		$1,128,436	$848,917	$(17,444)		$831,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses and other	$195,549	$5,624	(k)	$201,173	$176,736	$3,307	(k)	$180,043
Other current liabilities	51,988	—		51,988	75,528	—		75,528
Deferred income taxes, net	—	—		—	4,387	(949	)(l)	3,438
Other long-term liabilities	657,505	—		657,505	500,852	—		500,852

Total liabilities	905,042	5,624		910,666	757,503	2,358		759,861

Stockholders’ equity
Common stock	69	—		69	60	—		60
Paid-in capital	164,705	—		164,705	49,138	—		49,138
Retained earnings	215,526	(111,548	)(m)	103,978	42,566	(19,802	)(m)	22,764
Accumulated other comprehensive loss	(50,834)	(148	)(n)	(50,982)	(350)	—		(350)

Total stockholders’ equity	329,466	(111,696)		217,770	91,414	(19,802)		71,612

Total liabilities and stockholders’ equity	$1,234,508	$(106,072)		$1,128,436	$848,917	$(17,444)		$831,473

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Restatement of Previously Issued Financial Statements — (Continued)
      The balance sheet components changed, as reflected in the “Adjustment” column above, as a result of the following restatement adjustments (in thousands):

		As of	As of
		December 31,	December 31,
		2003	2002

(g)	Current deferred income taxes, net
	Release of deferred tax asset valuation allowance, Mexico bookkeeping errors and other	$2,785	$—

	Net increase	$2,785	$—

(h)	Current assets, excluding current deferred income taxes, net
	Mexico bookkeeping errors	$(572)	$—

	Net decrease	$(572)	$—

(i)	Property, plant and equipment, net
	Mexico bookkeeping errors	$(907)	$(1,117)
	Argentina handset depreciation	(508)	—
	Tax provision calculation errors	1,288	1,507

	Net (decrease) increase	$(127)	$390

(j)	Intangible assets, net
	Mexico bookkeeping errors	$(916)	$(1,118)
	Release of deferred tax asset valuation allowance	(108,453)	(18,211)
	Tax provision calculation errors	1,211	1,495

	Net decrease	$(108,158)	$(17,834)

(k)	Accounts payable, accrued expenses and other
	Mexico bookkeeping errors	$(4,572)	$(2,944)
	Tax provision calculation errors	10,196	6,251

	Net increase	$5,624	$3,307

(l)	Deferred income taxes, net
	Release of deferred tax asset valuation allowance, Mexico bookkeeping errors and other	$—	$(949)

	Net decrease	$—	$(949)

(m)	Retained earnings
	Mexico bookkeeping errors	$2,585	$706
	Release of deferred tax asset valuation allowance, tax impact of Mexico bookkeeping errors and other	(105,932)	(17,260)
	Argentina handset depreciation	(508)	—
	Tax provision calculation errors	(7,693)	(3,248)

	Net decrease	$(111,548)	$(19,802)

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Restatement of Previously Issued Financial Statements — (Continued)

		As of	As of
		December 31,	December 31,
		2003	2002

(n)	Accumulated other comprehensive loss
	Mexico bookkeeping errors	$(413)	$—
	Release of deferred tax asset valuation allowance and other	267	—
	Argentina handset depreciation	(2)	—

	Net increase	$(148)	$—

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Two Months Ended
	December 31, 2002

	As		As
	Reported	Adjustment	Restated

	(in thousands)
Net cash provided by operating activities	$24,839	$(266)	$24,573
Net cash used in investing activities	(25,014)	266	(24,748)
Net cash provided by financing activities	—	—	—

3.	Reorganization
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
      Following is a summary of the significant transactions consummated on November 12, 2002 under our confirmed plan of reorganization:

•	NII Holdings amended and restated its Bylaws and filed a Restated Certificate of Incorporation with the Secretary of State of the State of Delaware authorizing an aggregate of 300,000,000 shares of common stock, par value $0.001 per share, one share of special director preferred stock, par value $1.00 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.001 per share;

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Reorganization — (Continued)

•	NII Holdings cancelled all shares of its preferred stock, common stock and other equity interests that existed prior to November 12, 2002;

•	NII Holdings exchanged, on a pro rata basis, $2.3 billion in senior redeemable notes and other unsecured, non-trade claims that existed prior to its bankruptcy filing for 11,760,000 shares of new common stock and canceled its then-existing senior redeemable notes and some other unsecured, non-trade debt that existed prior to November 12, 2002;

•	Motorola Credit Corporation reinstated in full our $225.0 million international Motorola equipment financing facility and our $100.0 million Brazil Motorola equipment financing facility including $3.2 million in accrued interest, subject to deferrals of principal amortization and some structural modifications;

•	NII Holdings repaid the outstanding principal balance, together with accrued interest, due under its $56.7 million international Motorola incremental equipment financing facility using restricted cash held in escrow. The principal amount repaid will be available for re-borrowing upon the terms set forth in the international Motorola equipment financing facility (see Note 8);

•	NII Holdings raised $140.0 million in proceeds from some of our creditors that participated in a rights offering in exchange for the issuance of 47,040,000 additional shares of NII Holdings’ new common stock and new notes with an aggregate principal amount of $180.8 million due at maturity. The rights offering provided the holders of NII Holdings’ then-existing senior redeemable notes, and some of our other creditors, the opportunity to purchase a pro rata share of NII Holdings’ new common stock, as well as new notes issued by NII Holdings (Cayman), Ltd., one of our wholly-owned subsidiaries. Through the rights offering, Nextel Communications, Inc. purchased $50.9 million of the new notes and 17,089,563 shares of the common stock issued, together with 4,266,501 shares of common stock that NII Holdings issued to Nextel Communications, Inc. in connection with the cancellation of NII Holdings’ senior redeemable notes and in satisfaction of claims by Nextel Communications, Inc. under our 1997 tax sharing agreement. Nextel Communications, Inc. owned about 35.6% of NII Holdings’ issued and outstanding shares of new common stock as of November 12, 2002. MacKay Shields owned or controlled about 21.8% of NII Holdings’ common stock as of November 12, 2002. The new notes are senior secured obligations that accrue interest at a rate of approximately 13% per annum, compounded quarterly, through October 31, 2004, which interest is added to principal, and accrues interest thereafter at a rate of approximately 13% per annum, compounded quarterly and payable in cash quarterly. The new notes mature on November 1, 2009. The repayment of the new notes is fully, unconditionally and irrevocably guaranteed by NII Holdings and some of our subsidiaries and affiliates; and

•	NII Holdings entered into a new spectrum use and build-out agreement with Nextel Communications with respect to certain areas on the border between the United States and Mexico. As part of that agreement, we received $25.0 million of a total payment of $50.0 million, with the remaining $25.0 million placed in escrow to be distributed as costs are incurred during the completion of the network build-out.
      We also reached an agreement with the creditors to our Argentina credit facilities to repurchase the outstanding balance owed to such creditors by our Argentine operating company for $5.0 million in cash and 1,200,000 shares of NII Holdings’ new common stock.
      As a result of these transactions, as of December 31, 2002, NII Holdings had 60,000,000 shares of new common stock outstanding.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Reorganization — (Continued)
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
      As a result of our reorganization and application of fresh-start accounting, during the ten months ended October 31, 2002, we recognized about a $2.3 billion gain on the extinguishment of our senior notes and a $115.1 million charge related to the revaluation of our assets and liabilities.
      The table below shows our consolidated balance sheet that reflects reorganization and fresh-start accounting adjustments that we recorded as of October 31, 2002. These adjustments primarily include the following:

•	the receipt of $25.0 million of a total $50.0 million in proceeds from Nextel Communications on the effective date of our reorganization under a new spectrum use and build-out agreement, which we deferred and recognized as a liability because of our future performance obligations;

•	the repayment to Motorola Credit Corporation of $56.7 million in outstanding principal plus accrued interest under our international Motorola incremental equipment financing facility and accrued interest under our international Motorola equipment financing facility and Brazil Motorola equipment financing facility;

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Reorganization — (Continued)

•	the extinguishment of $2.3 billion of our senior redeemable notes plus accrued interest and some other unsecured, non-trade debt in exchange for the issuance of 11,760,000 shares of our new common stock;

•	the receipt of $140.0 million in proceeds received through our rights offering in exchange for the issuance of new senior notes and 47,040,000 shares of new common stock, allocated between debt and equity based on the relative fair values of each;

•	the payment of $5.0 million and the issuance of 1,200,000 shares of new common stock in exchange for the retirement of the entire outstanding balance of $100.7 million under our Argentine credit facilities plus accrued interest;

•	the cancellation of all outstanding preferred stock, common stock and other equity interests and elimination of all components of stockholders’ equity, including paid-in-capital, accumulated deficit, deferred compensation and accumulated other comprehensive loss; and

•	the $115.1 million adjustment to the carrying values of our property, plant and equipment and intangible assets based on our estimates of their relative fair values, which we determined in consultation with external valuation specialists that we hired, and the resulting adjustment to deferred income taxes.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Reorganization — (Continued)

						Elimination of Equity
						and Fresh
			Debt			Start Adjustments
			Extinguishment
	Pre	Spectrum	and				Allocation of	Post
	Reorganization	Transaction	Reorganization	Rights	Argentina	Equity	Reorganization	Reorganization
	Balance	with NCI	Payments	Offering	Settlement	Elimination	Value	Balance

	Restated						Restated	Restated
				(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$90,526	$25,000	$(19,504)	$140,000	$(5,000)	$—	$—	$231,022
Restricted cash	69,489		(69,489)
Accounts receivable, net	97,342							97,342
Handset and accessory inventory	19,269							19,269
Prepaid expenses and other	63,774						(26,455)	37,319

Total current assets	340,400	25,000	(88,993)	140,000	(5,000)	—	(26,455)	384,952
Property, plant and equipment, net	359,752						(149,060)	210,692
Intangible assets and other, net	172,610						33,082	205,692
Other assets	46,380						(18,374)	28,006

	$919,142	$25,000	$(88,993)	$140,000	$(5,000)	$—	$(160,807)	$829,342

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$33,933	$—	$2,718	$—	$—	$—	$—	$36,651
Accrued expenses and other	212,634		(11,866)				(2,600)	198,168
Deferred revenues	46,935						(26,455)	20,480
Accrued interest	31,600		(23,670)		(6,829)			1,101
Due to related parties	50,407		215					50,622
Current portion of long-term debt	157,419		(56,650)		(100,769)			—

Total current liabilities	532,928	—	(89,253)	—	(107,598)	—	(29,055)	307,022
Long-term debt	325,000		3,193	100,800				428,993
Deferred income taxes	2,659						1,714	4,373
Deferred revenues and other	33,130	25,000					(18,374)	39,756

Total liabilities not subject to compromise	893,717	25,000	(86,060)	100,800	(107,598)	—	(45,715)	780,144
Liabilities subject to compromise	2,446,174		(2,446,174)					—
Stockholders’ (deficit) equity
Preferred stock	1,050,300					(1,050,300)		—
Common stock — old	271					(271)		—
Common stock — new	—		4	16				20
Paid-in-capital — old	934,958					(934,958)		—
Paid-in-capital — new	—		8,994	39,184	1,000			49,178
Treasury stock	(3,275)					3,275		—
Deferred compensation	(860)					860		—
Cumulative translation adjustment	(161,940)					161,940		—
Accumulated deficit	(4,240,203)		2,434,243		101,598	1,819,454	(115,092)	—

Total stockholders’ (deficit) equity	(2,420,749)	—	2,443,241	39,200	102,598	—	(115,092)	49,198

	$919,142	$25,000	$(88,993)	$140,000	$(5,000)	$—	$(160,807)	$829,342

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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Significant Transactions — (Continued)
      The amounts of operating revenues and net pre-tax loss related to the operations of Nextel Philippines included in discontinued operations are as follows:

	Successor Company		Predecessor Company

		Two Months	Ten Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	October 31,	December 31,
	2003	2002	2002	2001,

	(in thousands)
Operating revenues	$—	$997	$12,570	$17,149

Net pre-tax loss	$—	$(3,810)	$(2,025)	$(170,335)

5.     Property, Plant and Equipment
      The components of our property, plant and equipment are as follows:

	December 31,

	2003	2002

	Restated	Restated
	(in thousands)
Land	$560	$576
Leasehold improvements	16,711	14,202
Digital network equipment	323,484	154,480
Office equipment, furniture and fixtures, and other	55,058	22,751
Less: Accumulated depreciation and amortization	(56,913)	(5,036)

	338,900	186,973
Construction in progress	29,534	43,625

	$368,434	$230,598

      During 2002, as a result of our reorganization and in accordance with fresh-start accounting requirements under SOP 90-7, we wrote down all of our property, plant and equipment to their estimated fair values resulting in a $148.2 million total charge recorded in reorganization items. See Note 3 for more information about this write-down.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Intangible Assets
      Our intangible assets consist of our licenses, customer base and tradename, all of which have finite useful lives, as follows:

	December 31, 2003			December 31, 2002

	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value

	Restated	Restated	Restated	Restated	Restated	Restated
	(in thousands)
Amortizable intangible assets:
Licenses	$73,595	$(5,380)	$68,215	$93,202	$(1,087)	$92,115
Customer base	42,133	(27,684)	14,449	81,267	(5,188)	76,079
Tradename and other	4,132	(978)	3,154	14,236	(166)	14,070

Total intangible assets	$119,860	$(34,042)	$85,818	$188,705	$(6,441)	$182,264

      During 2002, as a result of our reorganization and in accordance with fresh-start accounting requirements under SOP 90-7, we adjusted the carrying values of our intangible assets to their estimated fair values. As a result, we recorded a $76.5 million charge to reduce the carrying value of our licenses to their estimated relative fair values, and recognized $102.4 million in previously unrecognized intangible assets consisting of $87.2 million in customer base and $15.2 million in the Nextel tradename.
      SOP 90-7 requires that reversals of valuation allowances associated with deferred tax assets that exist as of the date of application of fresh-start accounting be recorded as a reduction to intangible assets. Substantially all of our deferred tax asset valuation allowances existed as of the date of the application of fresh-start accounting. As such, under SOP 90-7, we record any valuation allowance reversals first as a reduction to our remaining intangible assets existing at emergence from reorganization and then as an increase to paid-in capital. This accounting methodology for deferred tax asset valuation allowance reversals resulted in a decrease to the bases of our intangible assets from December 31, 2002 to December 31, 2003.
      The gross carrying values of licenses, customer base and tradename decreased by $56.0 million, $33.9 million and $8.7 million, respectively from December 31, 2002 to December 31, 2003 due to the reversal of deferred tax asset valuation allowances. The gross carrying value of these intangible assets also decreased as a result of foreign currency translation adjustments.
      Based on the carrying amount of amortizable intangible assets existing as of December 31, 2003 and current exchange rates, we estimate amortization expense for each of the next five years ending December 31 to be as follows (in thousands):

Estimated
Amortization
Years	Expense

2004	$19,153
2005	14,399
2006	4,871
2007	4,211
2008	4,211
      Actual amortization expense to be reported in future periods could differ from these estimates as a result of additional acquisitions of intangibles and the timing of releases of deferred tax asset valuation allowances, as well as changes in exchange rates and other relevant factors. During the year ended

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Intangible Assets — (Continued)
December 31, 2003, we did not acquire, dispose of or write down any goodwill or intangible assets with indefinite useful lives.

7.	Balance Sheet Details

Prepaid Expenses and Other.
      The components of our prepaid expenses and other are as follows:

	December 31,

	2003	2002

	(in thousands)
Value added tax receivables, current	$22,596	$16,491
Advances to suppliers	8,053	4,456
Prepaid interest	—	4,180
Insurance claims	4,853	6,036
Prepaid income taxes	4,470	—
Other prepaid expenses	19,156	14,372

	$59,128	$45,535

Accrued Expenses and Other.
      The components of our accrued expenses and other are as follows:

	December 31,

	2003	2002

	Restated	Restated
	(in thousands)
Accrued income taxes	$11,080	$—
Accrued non-income based taxes	32,899	62,648
Accrued payroll related items and commissions	32,816	29,364
Accrued network system and information technology costs	27,578	18,603
Accrued capital expenditures	22,328	16,713
Customer deposits	11,485	5,913
Accrued tax and other contingencies	6,676	10,240
Other	22,630	12,522

	$167,492	$156,003

Other Long-Term Liabilities.
      The components of our other long-term liabilities are as follows:

	December 31,

	2003	2002

	(in thousands)
Tax and other contingencies	$69,627	$43,695
Asset retirement obligations	3,021	—
Other long-term liabilities	3,599	—

	$76,247	$43,695

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Debt

	December 31,

	2003	2002

	(in thousands)
3.5% convertible notes due 2033	$180,000	$—
13.0% senior secured discount notes due 2009, net of unamortized discount of $52,196 and $76,857	128,625	103,964
International equipment facility	125,000	225,000
Tower financing obligations	103,131	—
Brazil equipment facility	—	103,193

Total debt	536,756	432,157
Less: current portion	(1,466)	—

	$535,290	$432,157

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
      The notes are convertible, at the option of the holder, into shares of our common stock at a conversion rate of 37.5 shares per $1,000 principal amount of notes, subject to adjustment, at any time prior to the close of business on the final maturity date under any of the following circumstances:

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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Debt — (Continued)
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
      13.0% Senior Secured Discount Notes due 2009. In connection with our reorganization in November 2002, we issued senior secured discount notes with $180.8 million principal amount due at maturity, together with 47.1 million shares of common stock for total cash proceeds of $140.0 million. For accounting purposes, we allocated $100.8 million of the proceeds to debt and $39.2 million to equity based on the relative fair values of each, which resulted in a discount of $39.2 million on our senior secured discount notes.
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Debt — (Continued)
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
      As further discussed under Note 19, in March 2004, NII Holdings (Cayman), Inc. completed a cash tender offer to purchase all of the 13.0% senior secured discount notes.
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
      In July 2003, we entered into an agreement to substantially reduce our indebtedness under this facility to Motorola Credit Corporation. Under this agreement, in September 2003, we prepaid, at face value, $100.0 million of the $225.0 million in outstanding principal under this facility to Motorola Credit Corporation using proceeds received from our convertible notes offering and our common stock offering. In connection with this prepayment and under an amendment to this facility, certain modifications were made, including:

•	the termination of a $56.7 million credit commitment;

•	amendments to financial covenants and mandatory prepayment provisions which permit us, subject to certain terms and conditions, to refinance our senior secured discount notes;

•	removal of the requirement that our Chilean subsidiary pledge collateral to secure this facility, provided that our investment in this subsidiary does not exceed $50.0 million;

•	expansion of the amounts and types of indebtedness and related liens we may incur;

•	a modification to the amortization schedule under this facility to a semi-annual payment of $20.8 million, with the first amortization payment under this revised schedule due on June 30, 2005;

•	a reduction of certain financial reporting requirements relating to our operating companies;

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Debt — (Continued)

•	a reduction of restrictions on leverage; and

•	removal of the requirement that certain of our operating companies maintain unencumbered cash.
      Subsequent to the $100.0 million prepayment, the remaining amount due under the international equipment facility was reflected in Nextel Mexico’s accounts. The facility is guaranteed by NII Holdings, Inc. and certain of our subsidiaries.
      As further discussed under Note 19, in February 2004, we prepaid, at face value, $72.5 million of the $125.0 million in outstanding principal under this facility to Motorola Credit Corporation using a portion of the proceeds from the issuance of convertible notes in January 2004.
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Debt — (Continued)
      Brazil Equipment Facility. In July 2003, we entered into an agreement with Motorola Credit Corporation to retire our indebtedness under the Brazil equipment facility. In connection with this agreement, in September 2003 we paid $86.0 million to Motorola Credit Corporation in consideration of all of the $103.2 million in outstanding principal as well as $5.5 million in accrued and unpaid interest under the Brazil equipment facility using a portion of the proceeds received from our convertible notes offering and common stock offering. As a result, we recognized a $22.7 million gain on the retirement of this facility as a component of income before continuing operations in our consolidated statements of operations for the year ended December 31, 2003. For the year ended December 31, 2003, the basic and diluted per share amounts resulting from the net gain on the retirement of the Brazil equipment facility were $0.35 and $0.33, respectively.
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
      Debt. The fair values of our convertible notes and senior notes are based on quoted market prices. As our vendor credit facilities do not have quoted market prices, we estimated fair value for these facilities based on current carrying values because these agreements were recently renegotiated and interest rates are reset periodically. See Note 8 for more information about our debt.

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
11.     Capital Stock
      In connection with our emergence from Chapter 11 reorganization on November 12, 2002, we:

•	filed a Restated Certificate of Incorporation authorizing an aggregate of 300,000,000 shares of new common stock, par value $0.001 per share, one share of special director preferred stock, par value $1.00 per share and 10,000,000 shares of undesignated preferred stock, par value $0.001 per share;

•	cancelled all shares of our preferred stock, common stock and other equity interests that existed prior to November 12, 2002; and

•	issued 60,000,000 shares of our new common stock and one share of our special director preferred stock.

      In September 2003, we issued 6,000,000 shares of our common stock in a public offering at a sale price of $20.00 per share for net proceeds of $113.1 million. We used the net proceeds from our convertible notes offering and the stock issuance to pay $86.0 million in full satisfaction of all amounts outstanding under our Brazil equipment facility and to fund the $100.0 million prepayment of our international equipment facility (see Note 8).
      Common Stock. Holders of our new common stock are entitled to one vote per share on all matters submitted for action by the stockholders and share equally, share for share, if dividends are declared on the common stock. If our Company is partially or completely liquidated, dissolved or wound up, whether voluntarily or involuntarily, the holders of the common stock are entitled to share ratably in the net assets remaining after payment of all liquidation preferences, if any, applicable to any outstanding preferred stock. There are no redemption or sinking fund provisions applicable to the common stock. As of December 31, 2003, there were 68,883,210 shares of our common stock outstanding.
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
      Common Stock Reserved for Issuance. As of December 31, 2003, under our employee stock option plan, we had reserved for future issuance 160,776 shares of our common stock.
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
      As discussed in Note 3, in connection with the consummation of our confirmed plan of reorganization on November 12, 2002, NII Holdings cancelled all shares of this preferred stock.
12.     Impairment, Restructuring and Other Charges
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
12.     Impairment, Restructuring and Other Charges — (Continued)
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
      Under our revised business plan, we planned to focus substantially all of our available funding towards continuing the growth of Nextel Mexico’s operations. We made this decision based on Nextel Mexico’s operating performance, future prospects and economic conditions in Mexico, as well as other relevant factors. We planned to provide substantially less funding to our other markets, including Brazil, Peru and Argentina. Further, during the fourth quarter of 2001, we began exploring the possibility of selling Nextel Philippines. Our primary objectives with respect to our markets other than Mexico were to minimize operating costs and capital expenditures and maximize cash resources and segment earnings, as defined in Note 17.
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

13.	Investments
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Income Taxes
      The components of the income tax (provision) benefit are as follows:

	Successor Company		Predecessor Company

		Two Months	Ten Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	October 31,	December 31,
	2003	2002	2002	2001

	Restated	Restated	Restated
	(in thousands)
Current:
Federal	$23,252	$(4,375)	$(25,764)	$(13,718)
State	—	—	—	(2,503)
Foreign	(23,784)	(3,227)	(3,955)	(26,205)

Total current income tax benefit (provision)	(532)	(7,602)	(29,719)	(42,426)

Deferred:
Federal	(2,646)	—	—	—
Foreign	(48,449)	(17,272)	449	111,176

Total deferred income tax (provision) benefit	(51,095)	(17,272)	449	111,176

Total income tax (provision) benefit	$(51,627)	$(24,874)	$(29,270)	$68,750

      Substantially all of our deferred tax asset valuation allowances existed as of the date of the application of fresh-start accounting. As such, under SOP 90-7, we record any valuation allowance reversals first as a reduction to our remaining intangible assets existing at our emergence from reorganization until fully exhausted and then as an increase to paid-in capital. We will record the reversal of valuation allowances related to deferred tax assets generated subsequent to our reorganization as a tax benefit.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14.     Income Taxes — (Continued)
      Our income tax (provision) benefit reconciles to the amount computed by applying the U.S. statutory rate to income (loss) before income tax benefit (provision) as follows:

	Successor Company		Predecessor Company

		Two Months	Ten Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	October 31,	December 31,
	2003	2002	2002	2001

	Restated	Restated	Restated
	(in thousands)
Income tax (provision) benefit at statutory rate	$(46,494)	$(9,982)	$(695,093)	$904,126
State taxes (net of federal benefit)	—	2,085	(7,785)	13,968
Effect of foreign operations	1,855	22,001	(52,556)	(67,699)
Non-consolidated subsidiary adjustments	1,777	—	(72,541)	7,348
High yield discount obligations	—	—	(215,632)	(4,524)
Utilization (generation) of deferred tax assets	—	—	—	(376,194)
Change in deferred tax asset valuation allowance	(20,448)	(32,286)	400,420	—
Loss on impairment charges	—	—	—	(366,492)
Intercompany transactions	—	(1,465)	(9,775)	(11,873)
Withholding tax and subpart F income tax	15,146	(8,750)	(47,638)	—
Reorganization items	—	—	659,612	—
Other	(3,463)	3,523	11,718	(29,910)

Income tax (provision) benefit	$(51,627)	$(24,874)	$(29,270)	$68,750

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14.     Income Taxes — (Continued)
      Significant components of our deferred tax assets and liabilities consist of the following:

	December 31,

	2003	2002

	Restated	Restated
	(in thousands)
Deferred tax assets:
Loss carryforwards	$260,026	$295,592
Allowance for doubtful accounts	10,619	8,424
Deferred interest	—	501
Provision for expenses	19,653	10,561
Accrual for contingent liabilities	17,541	13,293
Intangible assets	33,033	26,750
Property, plant and equipment	107,949	60,754
Other	25,762	27,609

	474,583	443,484
Valuation allowance	(374,879)	(428,294)

Total deferred tax asset	99,704	15,190

Deferred tax liabilities:
Intangible assets	—	8,706
Intercompany debt	20,858	247
Other	37,749	9,675

Total deferred tax liability	58,607	18,628

Net deferred tax asset (liability)	$41,097	$(3,438)

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
      As of December 31, 2003, we had approximately $97.4 million of net operating loss carryforwards for U.S. federal income tax purposes that expire beginning in 2015. The timing and manner in which we will utilize the net operating loss carryforwards in any year, or in total, may be limited in the future under the provisions of Internal Revenue Code Section 382 regarding changes in our ownership.
      As of December 31, 2003, we had approximately $87.7 million, $136.4 million and $76.7 million of net operating loss carryforwards in our Mexican, Argentine, and Peruvian subsidiaries, respectively. These carryforwards expire in various amounts through 2013. Our Chilean subsidiary had approximately $15.3 million of net operating loss carryforwards that can be carried forward indefinitely. In addition, our Brazilian subsidiaries had approximately $358.1 million of net operating loss carryforwards that can also be carried forward indefinitely, but are limited in amount on an annual basis. Our foreign subsidiaries’ ability to utilize the foreign tax net operating losses in any single year ultimately depends upon their ability to generate sufficient taxable income.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14.     Income Taxes — (Continued)
      As of December 31, 2002, we provided a full valuation reserve against all of our net deferred tax assets as realization of the net deferred tax assets could not be sufficiently assured at that time.
      We assess the realizability of our deferred tax assets at each reporting period. Our assessments generally consider several factors, including the reversal of existing deferred tax asset temporary differences, projected future taxable income, tax planning strategies and historical and future book income adjusted for permanent book to tax differences. Given our limited operating history, post-reorganization, we limited the analysis of future projections that we performed in 2003 to only one year, 2004.
      As a result of this assessment, during 2003, we reversed $98.6 million of the deferred tax asset valuation allowance as a reduction to intangible assets in accordance with SOP 90-7 in connection with our emergence from Chapter 11 reorganization. Since these valuation allowances existed as of the date of the application of fresh-start accounting, we recorded the reversals as a reduction to our remaining intangible assets existing at our emergence from reorganization. Once these intangible assets are fully exhausted, we will record any additional reversals as an increase to paid-in capital. We recorded the reversal of valuation allowances related to deferred tax assets generated subsequent to our reorganization as a tax benefit in the amount of $1.2 million during 2003. In connection with our ongoing deferred tax assessment, we may further release additional deferred tax asset valuation balances during 2004.
      Realization of any additional deferred tax assets in any of our markets depends on continued future profitability in these markets. Our ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, the state of the telecommunications industry, the resolution of political uncertainties, competitive pressures and other factors beyond management’s control. If our operations continue to demonstrate profitability, we may further reverse additional deferred tax asset valuation allowance balances during 2004. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our foreign operating companies and in our U.S. companies throughout 2004 to determine the appropriate level of valuation reserves.
      As discussed in Note 3, during 2002 we undertook a reorganization under Chapter 11 of the United States Bankruptcy Code. The primary effects of the reorganization on our tax structure are as follows:

•	Nextel Communications’ ownership in us was reduced below 80% in October 2002. As a result, we deconsolidated from Nextel Communications for tax purposes and are now required to file a separate tax return. We and our domestic subsidiaries elected to file a consolidated return for business activities conducted after deconsolidation. Our results from operations through October 2002 were reported on Nextel Communications’ consolidated tax return. The results of our operations from the date of deconsolidation through the end of the calendar year were included in our consolidated tax return.

•	We extinguished approximately $2.3 billion of our secured redeemable notes plus accrued interest and some other unsecured, non-trade debt in exchange for the issuance of 11,760,000 shares of new common stock. For U.S. tax purposes, this transaction caused us to recognize cancellation of indebtedness income on the first day of the Successor Company’s new tax year. Internal Revenue Code Section 108 provides that we are not required to recognize taxable income with respect to the cancellation of indebtedness.

•	Certain reorganization items were recorded for financial statement purposes. In certain situations, these reorganization items resulted in the adjustment of the financial statement basis of certain assets, which resulted in the adjustment of certain deferred tax assets and liabilities.

•	We had a tax sharing agreement with Nextel Communications dated January 1, 1997, which was in effect through November 11, 2002. On November 12, 2002, we terminated the tax sharing

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14.     Income Taxes — (Continued)

agreement and entered into a tax cooperation agreement with Nextel Communications. See Note 16 for additional information.
15.     Employee Stock and Benefit Plans
      NII Holdings Employee Stock Option Plans. Pursuant to our Revised Third Amended Joint Plan of Reorganization, on November 12, 2002 we adopted the 2002 Management Incentive Plan for the benefit of our employees and directors. The Management Incentive Plan provides equity and equity-related incentives to non-affiliate directors, officers or key employees of, and consultants to, our company up to a maximum of 6,666,666 shares of common stock, subject to adjustments. The Management Incentive Plan provides for the issuance of options for the purchase of shares of common stock, as well as grants of shares of common stock where the recipient’s rights may vest upon the fulfillment of specified performance targets or the recipient’s continued employment by our company for a specified period, or in which the recipient’s rights may be subject to forfeiture upon a termination of employment. The Management Incentive Plan also provides for the issuance to non-affiliate directors, officers or key employees of, and consultants to, our company of stock appreciation rights whose value is tied to the market value per share, as defined in the Management Incentive Plan, of the common stock, and performance units that entitle the recipients to payments upon the attainment of specified performance goals.
      On November 12, 2002, our Board of Directors approved the grant of options to officers, directors and employees to purchase 6,657,300 shares of our new common stock. Thirty percent of the options vested on the grant date, thirty percent vested in November 2003, thirty percent will vest in November 2004 and the remaining ten percent will vest in November 2005, all subject to certain conditions.
      In connection with our Revised Third Amended Joint Plan of Reorganization, on November 12, 2002 our NII Holdings, Inc. 1997 Employee Stock Option Plan and Nextel International, Inc. Incentive Equity Plan were terminated and all options issued under the plans were cancelled.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15.     Employee Stock and Benefit Plans — (Continued)
      A summary of the activity under our stock option plans is as follows:

		Weighted Average
Predecessor Company	Options	Exercise Price

Outstanding, December 31, 2000	22,683,627	$7.35
Granted	9,129,875	5.00
Exercised	—	—
Cancelled	(2,826,876)	5.97

Outstanding, December 31, 2001	28,986,626	6.75
Granted	—	—
Exercised	—	—
Terminated	(28,986,626)	6.75

Outstanding, October 31, 2002	—	—

Exercisable, December 31, 2001	9,294,575	3.30

Exercisable, October 31, 2002	—	—

		Weighted Average
Successor Company	Options	Exercise Price

Outstanding, October 31, 2002	—	$—
Granted	6,657,300	0.83
Exercised	—	—
Cancelled	—	—

Outstanding, December 31, 2002	6,657,300	0.83
Granted	167,400	10.94
Exercised	(2,883,210)	0.87
Cancelled	(318,810)	0.83

Outstanding, December 31, 2003	3,662,680	1.27

Exercisable, December 31, 2002	1,997,190	0.83

Exercisable, December 31, 2003	1,026,180	0.93

      As of December 31, 2003, the maximum term of outstanding stock options was 10 years and the weighted average remaining life of outstanding stock options was 8.9 years.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15.     Employee Stock and Benefit Plans — (Continued)
      Following is a summary of the status of employee stock options outstanding and exercisable as of December 31, 2003:

	Options Outstanding			Options Exercisable

Exercise Price or		Weighted Average	Weighted Average		Weighted Average
Range	Shares	Remaining Life	Exercise Price	Shares	Exercise Price

$0.83	3,468,780	8.9 years	$0.83	1,021,680	$0.83
8.62 - 9.14	99,900	9.3 years	8.80	—	—
11.33 - 13.70	39,000	9.5 years	12.79	—	—
21.93	15,000	9.7 years	21.93	4,500	21.93

	3,622,680			1,026,180

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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15.     Employee Stock and Benefit Plans — (Continued)
      Fair Value Disclosures. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following assumptions:

	2003	2002	2001

Expected stock price volatility	59%- 64%	83%	66%
Risk-free interest rate	3.2%- 4.4%	2.7%	4.9%
Expected life in years	5	5	5
Expected dividend yield	0.00%	0.00%	0.00%
Forfeiture rate	4.00%	4.00%	0.00%
      The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models such as the Black-Scholes model require the input of highly subjective assumptions, including the expected stock price volatility. Because stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, we believe that the existing models do not necessarily provide a reliable single measure of the fair value of the stock options. The weighted average estimated fair value of the stock options granted during the year ended December 31, 2003 was $6.03, during the two months ended December 31, 2002 was $0.56 and during the year ended December 31, 2001 was $2.98.
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
16. Related Party Transactions

Transactions with Nextel Communications, Inc.
      In connection with our emergence from Chapter 11 proceedings, on November 12, 2002 Nextel Communications purchased, through a rights offering, $50.9 million new notes of NII Holdings (Cayman) and 17,089,563 shares of the common stock that we issued, together with 4,266,501 shares of common

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16.     Related Party Transactions — (Continued)
stock that we issued to Nextel Communications in connection with the cancellation of NII Holdings’ senior redeemable notes and in satisfaction of claims by Nextel Communications under our 1997 tax sharing agreement. As a result, Nextel Communications owned about 35.6% of our issued and outstanding shares of new common stock as of December 31, 2002.
      Following Nextel Communication’s sale of 9,000,000 shares of our common stock on November 13, 2003, Nextel Communications owned as of December 31, 2003, either directly or indirectly, 12,356,064 shares of our common stock, which represents approximately 17.9% of our issued and outstanding shares of common stock.
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

Third Amended and Restated Trademark License Agreement with Nextel Communications, Inc.
      On November 12, 2002, we entered into a third amended and restated trademark license agreement with Nextel Communications, which superseded a previous trademark license agreement. Under the new agreement, Nextel Communications granted to us an exclusive, royalty-free license to use within Latin America, excluding Puerto Rico, certain trademarks, including but not limited to the mark “Nextel.” The license agreement continues indefinitely unless terminated by Nextel Communications upon 60 days notice if we commit one of several specified defaults and fail to cure the default within a 60 day period. The net carrying value of the trademark was $3.2 million as of December 31, 2003 and $14.1 million as of December 31, 2002.

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

      In addition, we had $125.0 million and $328.2 million in debt due to Motorola Credit Corporation as of December 31, 2003 and 2002. As further discussed in Note 3, on November 12, 2002, as part of our plan of reorganization, we entered into a new master equipment financing agreement and a new equipment financing agreement with Motorola Credit Corporation. We also repaid $56.7 million in outstanding principal plus accrued interest to Motorola Credit Corporation under our international equipment facility. In July 2003, we entered into an agreement to substantially reduce our indebtedness under the international equipment facility to Motorola Credit Corporation. Under this agreement, in September 2003, we prepaid, at face value, $100.0 million of the $225.0 million in outstanding principal under this facility. Concurrently, we entered into an agreement with Motorola Credit Corporation to retire our indebtedness under the Brazil equipment facility. In connection with this agreement, in September 2003, we paid $86.0 million in consideration of all of the $103.2 million in outstanding principal as well as $5.5 million in accrued and unpaid interest under the Brazil equipment facility (see Note 8).

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16.     Related Party Transactions — (Continued)
      In February 2004, in compliance with our international equipment facility credit agreement we prepaid, at face value, $72.5 million of the $125.0 million in outstanding principal to Motorola Credit Corporation using proceeds from a convertible note offering made in January 2004 (see Note 19).

17.	Segment Information
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

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and Other	Eliminations	Consolidated

	(in thousands)
Year Ended December 31, 2003 (Successor Company) — Restated (see Note 2)
Operating revenues	$578,368	$148,545	$118,143	$92,575	$1,571	$(515)	$938,687

Segment earnings (losses)	215,303	13,603	32,668	20,939	(35,506)	—	247,007
Depreciation and amortization	(67,681)	(4,520)	(3,983)	(3,054)	(755)	492	(79,501)

Operating income (loss)	147,622	9,083	28,685	17,885	(36,261)	492	167,506
Interest expense	(19,762)	(11,165)	(61)	(2,027)	(36,683)	5,075	(64,623)
Interest income	2,609	5,747	520	85	6,978	(5,075)	10,864
Foreign currency transaction (losses) gains, net	(16,381)	23,751	1,335	165	(14)	—	8,856
Gain (loss) on extinguishment of debt	—	22,739	—	—	(335)	—	22,404
Other (expense) income, net	(959)	(8,239)	8,383	(328)	(8,564)	(2,459)	(12,166)

Income (loss) from continuing operations before income tax	$113,129	$41,916	$38,862	$15,780	$(74,879)	$(1,967)	$132,841

Capital expenditures from continuing operations	$139,896	$32,993	$22,919	$15,876	$2,663	$—	$214,347

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Segment Information — (Continued)

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and Other	Eliminations	Consolidated

	(in thousands)
Two Months Ended December 31, 2002 (Successor Company) — Restated (see Note 2)
Operating revenues	$95,682	$21,990	$10,727	$14,729	$239	$(89)	$143,278

Segment earnings (losses)	40,435	4,663	2,821	3,195	(4,442)	—	46,672
Depreciation and amortization	(10,267)	(263)	(212)	(323)	(367)	346	(11,086)

Operating income (loss)	30,168	4,400	2,609	2,872	(4,809)	346	35,586
Interest expense	(1,447)	(5,747)	(172)	(252)	(3,788)	937	(10,469)
Interest income	270	1,178	16	6	1,264	(937)	1,797
Foreign currency transaction gains, net	850	1,422	285	624	34	(599)	2,616
Other (expense) income, net	(1,456)	(950)	(60)	6,983	(6,074)	—	(1,557)

Income (loss) from continuing operations before income tax	$28,385	$303	$2,678	$10,233	$(13,373)	$(253)	$27,973

Capital expenditures from continuing operations	$16,195	$1,547	$1,932	$4,269	$586	$—	$24,529

Ten Months Ended October 31, 2002 (Predecessor Company) — Restated (see Note 2)
Operating revenues	$351,556	$152,780	$63,790	$68,011	$1,361	$(403)	$637,095

Segment earnings (losses)	101,320	13,650	12,465	18,474	(23,796)	—	122,113
Impairment, restructuring and other charges	—	(695)	(8,542)	(23)	(6,548)	—	(15,808)
Depreciation and amortization	(43,648)	(9,977)	(2,231)	(5,068)	(5,733)	1,680	(64,977)

Operating income (loss)	57,672	2,978	1,692	13,383	(36,077)	1,680	41,328
Interest expense	(2,921)	(32,458)	(9,485)	(2,253)	(128,245)	23,783	(151,579)
Interest income	438	22,579	167	30	8,378	(27,664)	3,928
Foreign currency transaction losses, net	(14,823)	(27,669)	(137,820)	(1,030)	(22)	599	(180,765)
Reorganization items, net	(46,039)	(33,658)	(4,112)	(31,030)	2,281,829	14,008	2,180,998
Gain on extinguishment of debt, net	—	—	—	—	101,598	—	101,598
Other (expense) income, net	(3,071)	(3,703)	(1,954)	(530)	340	—	(8,918)

(Loss) income from continuing operations before income tax	$(8,744)	$(71,931)	$(151,512)	$(21,430)	$2,227,801	$12,406	$1,986,590

Capital expenditures from continuing operations	$100,651	$20,521	$12,190	$12,883	$1,971	$—	$148,216

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Segment Information — (Continued)

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and Other	Eliminations	Consolidated

	(in thousands)
Year Ended December 31, 2001 (Predecessor Company)
Operating revenues	$289,335	$171,138	$135,320	$64,952	$2,240	$(539)	$662,446

Segment earnings (losses)	15,933	(67,310)	2,390	5,370	(44,152)	—	(87,769)
Impairment, restructuring and other charges	(433,945)	(679,440)	(262,541)	(171,590)	(33,648)	—	(1,581,164)
Depreciation and amortization	(67,106)	(73,026)	(44,507)	(26,117)	(8,724)	918	(218,562)

Operating loss	(485,118)	(819,776)	(304,658)	(192,337)	(86,524)	918	(1,887,495)
Interest expense	(6,398)	(24,766)	(13,474)	(4,270)	(279,344)	31,024	(297,228)
Interest income	1,153	26,011	662	129	20,161	(34,869)	13,247
Realized losses on investments	—	—	—	—	(151,291)	—	(151,291)
Equity in gains of unconsolidated affiliates	—	—	—	—	9,640	—	9,640
Foreign currency transaction gains (losses), net	1,816	(62,590)	(1)	573	(1,228)	148	(61,282)
Other (expense) income, net	(954)	(5,690)	(2,601)	(765)	5,829	—	(4,181)

Loss from continuing operations before income tax	$(489,501)	$(886,811)	$(320,072)	$(196,670)	$(482,757)	$(2,779)	$(2,378,590)

Capital expenditures from continuing operations	$213,191	$244,310	$93,674	$75,354	$14,918	$(12,726)	$628,721

December 31, 2003 (Successor Company) — Restated (see Note 2)
Property, plant and equipment, net	$278,118	$38,320	$25,699	$25,313	$2,602	$(1,618)	$368,434

Identifiable assets	$675,035	$138,824	$94,158	$76,935	$145,102	$(1,618)	$1,128,436

December 31, 2002 (Successor Company) — Restated (see Note 2)
Property, plant and equipment, net	$208,310	$4,433	$4,599	$12,668	$243	$345	$230,598

Identifiable assets	$522,533	$73,478	$38,499	$59,425	$137,193	$345	$831,473

October 31, 2002 (Predecessor Company) — Restated (see Note 2)
Property, plant and equipment, net	$196,372	$3,181	$2,652	$8,487	$—	$—	$210,692

Identifiable assets	$515,348	$70,901	$32,982	$58,698	$151,413	$—	$829,342

December 31, 2001 (Predecessor Company)
Property, plant and equipment, net	$243,424	$40,004	$31,392	$33,869	$17,001	$(15,689)	$350,001

Identifiable assets	$514,198	$157,137	$134,662	$98,200	$633,386	$(293,163)	$1,244,420

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
18.     Quarterly Financial Data (Unaudited)

	Successor Company

	First	Second	Third	Fourth

	Restated	Restated	Restated	Restated
	(in thousands, except per share amounts)
2003
Operating revenues	$203,393	$225,951	$246,230	$263,113
Operating income	45,358	41,952	43,371	36,825
Net income	10,004	11,475	48,382	11,353
Net income per common share, basic	$0.17	$0.19	$0.77	$0.17

Net income per common share, diluted	$0.16	$0.18	$0.74	$0.16

				Fourth

				Predecessor	Successor
				Company	Company
	Predecessor Company			One Month	Two Months
				Ended	Ended
	First	Second	Third	October 31	December 31

			Restated	Restated	Restated
		(in thousands, except per share amounts)
2002
Operating revenues	$194,768	$190,169	$187,634	$64,524	$143,278
Operating income	3,358	6,816	19,708	11,446	35,586
Net (loss) income	(154,549)	(236,617)	(36,329)	2,382,538	22,764
Net (loss) income per common share, basic	$(0.57)	$(0.88)	$(0.13)	$8.81	$0.38

Net (loss) income per common share, diluted	$(0.57)	$(0.88)	$(0.13)	$8.81	$0.36

      Significant events that occurred during the fourth quarter of 2003 are described in Notes 4, 8, 10 and 14.
      During the third quarter of 2003, we recorded an income tax benefit of $24.0 million resulting primarily from the reversal of valuation allowances established post reorganization for tax deductions related to our international operations. We had originally recorded this benefit in the fourth quarter of 2003.
      Operating revenues and operating income for the two months ended December 31, 2002 include a $14.3 million non-recurring item related to the favorable partial resolution of a telecommunications tax in Mexico as discussed in Note 10.
      As described in Note 4, in November 2002, we sold our remaining direct and indirect ownership interest in Nextel Philippines. As described in Note 3, during the one month ended October 31, 2002, we recognized about $2.3 billion in reorganization items, net, in connection with our emergence from Chapter 11 on November 12, 2002 and the application of fresh-start accounting, and a $101.6 million gain on the extinguishment of our Argentina credit facilities.
      As described in Note 1, effective November 1, 2002, we changed our method of accounting for revenues and costs recognized from digital handset sales.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Quarterly Financial Data (Unaudited) — (Continued)
      The sum of the per share amounts do not equal the annual amounts due to changes in the number of weighted average number of common shares outstanding during the year.

19.	Subsequent Events
      Convertible Notes Issuance. In January 2004, we issued $250.0 million aggregate principal amount of 2.875% convertible notes due 2034. In addition, we granted the initial purchaser an option to purchase up to an additional $50.0 million principal amount of notes, which was exercised in February 2004. As a result, we issued an additional $50.0 million aggregate principal amount of convertible notes, resulting in total net proceeds of $291.0 million. The notes bear interest at a rate of 2.875% per year, payable semi- annually in arrears and in cash on February 1 and August 1 of each year, beginning August 1, 2004. The notes will mature on February 1, 2034, when the entire principal balance of $300.0 million will be due.
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
      We have the option to satisfy the conversion of the notes in shares of our common stock, in cash or a combination of both.
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Subsequent Events — (Continued)
tender offer, resulting in about a $79.2 million pre-tax loss. NII Cayman financed this tender offer with intercompany loans from NII Holdings and cash on hand. We used a portion of our proceeds from the issuance of our 2.875% convertible notes to fund these intercompany loans to NII Cayman.
      Stock Split. On February 26, 2004, we announced a 3-for-1 common stock split which was effected in the form of a stock dividend that was paid on March 22, 2004 to holders of record as of March 12, 2004. All share and per share amounts in this Form 10-K/A related to NII Holdings, Inc. for the period from and after November 1, 2002, which we refer to as our Successor Company, have been updated to reflect the common stock split.
20.     Parent Company and Condensed Consolidating Financial Information
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
20.     Parent Company and Condensed Consolidating Financial Information — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
(Successor Company)
As of December 31, 2003
(in thousands)
Restated

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)(1)	Subsidiaries(2)	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$108,688	$123,730	$137,931	$35,057	$—	$405,406
Accounts receivable, net	110	101	105,785	13,989	—	119,985
Handset and accessory inventory, net	—	—	17,485	3,653	—	21,138
Deferred income taxes, net	—	—	33,073	8,024	—	41,097
Prepaid expenses and other	112	—	50,187	8,829	—	59,128

Total current assets	108,910	123,831	344,461	69,552	—	646,754
Property, plant and equipment, net	2,401	—	340,133	25,900	—	368,434
Investments in and advances to affiliates	302,994	145,955	160,805	136	(609,890)	—
Intangible assets, net	—	—	15,184	70,634	—	85,818
Other assets	5,097	1,728	19,557	1,048	—	27,430

	$419,402	$271,514	$880,140	$167,270	$(609,890)	$1,128,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$257	$—	$24,970	$8,454	$—	$33,681
Accrued expenses and other	185	519	140,767	26,021	—	167,492
Deferred revenues	—	—	29,608	2,432	—	32,040
Accrued interest	1,835	—	3,187	—	—	5,022
Due to related parties	9,135	68,454	189,040	57,784	(310,953)	13,460
Current portion of long-term debt	—	—	1,466	—	—	1,466

Total current liabilities	11,412	68,973	389,038	94,691	(310,953)	253,161
Long-term debt	180,000	128,625	226,665	—	—	535,290
Deferred revenues (related party)	—	—	45,968	—	—	45,968
Other long-term liabilities	10,220	—	65,160	867	—	76,247

Total liabilities	201,632	197,598	726,831	95,558	(310,953)	910,666

Total stockholders’ equity	217,770	73,916	153,309	71,712	(298,937)	217,770

	$419,402	$271,514	$880,140	$167,270	$(609,890)	$1,128,436

(1)	NII Holdings (Cayman), Ltd. is the issuer of our senior secured discount notes due 2009. See Note 8.

(2)	Represents our subsidiaries that have provided guarantees of the obligations of NII Holdings (Cayman), Ltd. under our senior secured discount notes due 2009. See Note 8.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
20.     Parent Company and Condensed Consolidating Financial Information — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Successor Company)
For the Year Ended December 31, 2003
(in thousands)
Restated

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$819,376	$312,554	$(193,243)	$938,687

Operating expenses
Cost of revenues (exclusive of depreciation included below)	—	—	324,549	50,135	(404)	374,280
Selling, general and administrative	6,385	—	266,781	218,893	(174,659)	317,400
Depreciation and amortization	694	—	69,669	9,138	—	79,501

	7,079	—	660,999	278,166	(175,063)	771,181

Operating (loss) income	(7,079)	—	158,377	34,388	(18,180)	167,506

Other income (expense)
Interest expense	(7,436)	(27,410)	(28,112)	(1,665)	—	(64,623)
Interest income	4,899	1,332	3,948	685	—	10,864
Foreign currency transaction gains, net	—	—	7,100	1,756	—	8,856
(Loss) gain on extinguishment of debt	(74)	(261)	22,739	—	—	22,404
Equity in income of affiliates	70,440	2,012	9,650	—	(82,102)	—
Other (expense) income, net	(292)	(390)	(11,976)	838	(346)	(12,166)

	67,537	(24,717)	3,349	1,614	(82,448)	(34,665)

Income (loss) before income tax benefit (provision)	60,458	(24,717)	161,726	36,002	(100,628)	132,841
Income tax benefit (provision)	20,756	—	(56,030)	(16,353)	—	(51,627)

Net income (loss)	$81,214	$(24,717)	$105,696	$19,649	$(100,628)	$81,214

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
20.     Parent Company and Condensed Consolidating Financial Information — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Successor Company)
For the Year Ended December 31, 2003
(in thousands)
Restated

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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
20.     Parent Company and Condensed Consolidating Financial Information — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
(Successor Company)
As of December 31, 2002
(in thousands)
Restated

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)(1)	Subsidiaries(2)	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$9,811	$122,499	$81,156	$17,695	$—	$231,161
Accounts receivable, net	56	—	94,168	6,729	—	100,953
Handset and accessory inventory, net	—	—	15,255	2,699	—	17,954
Prepaid expenses and other	3	—	37,578	7,954	—	45,535

Total current assets	9,870	122,499	228,157	35,077	—	395,603
Property, plant and equipment, net	115	—	225,850	4,633	—	230,598
Investments in and advances to affiliates	135,006	899,657	728,300	17	(1,762,980)	—
Intangible assets, net	154	—	34,828	147,282	—	182,264
Other assets	502	2,756	19,176	574	—	23,008

	$145,647	$1,024,912	$1,236,311	$187,583	$(1,762,980)	$831,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$74	$—	$21,378	$2,588	$—	$24,040
Accrued expenses and other	27,041	750	113,331	14,881	—	156,003
Deferred revenues	—	—	20,629	134	—	20,763
Accrued interest	—	—	2,587	—	—	2,587
Due to related parties	36,966	67,581	159,741	141,876	(353,986)	52,178

Total current liabilities	64,081	68,331	317,666	159,479	(353,986)	255,571
Long-term debt	—	173,964	258,193	—	—	432,157
Deferred income taxes, net	154	—	3,015	269	—	3,438
Deferred revenues (related party)	—	—	25,000	—	—	25,000
Other long-term liabilities	9,800	—	33,895	—	—	43,695

Total liabilities	74,035	242,295	637,769	159,748	(353,986)	759,861

Total stockholders’ equity	71,612	782,617	598,542	27,835	(1,408,994)	71,612

	$145,647	$1,024,912	$1,236,311	$187,583	$(1,762,980)	$831,473

(1)	NII Holdings (Cayman), Ltd. is the issuer of our senior secured discount notes due 2009. See Note 8.

(2)	Represents our subsidiaries that have provided guarantees of the obligations of NII Holdings (Cayman), Ltd. under our senior secured discount notes due 2009. See Note 8.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
20.     Parent Company and Condensed Consolidating Financial Information — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Successor Company)
For the Two Months Ended December 31, 2002
(in thousands)
Restated

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$129,982	$13,357	$(61)	$143,278

Operating expenses
Cost of revenues (exclusive of depreciation included below)	—	—	45,838	3,721	(61)	49,498
Selling, general and administrative	4,037	—	35,727	7,344	—	47,108
Depreciation and amortization	13	—	9,603	1,470	—	11,086

	4,050	—	91,168	12,535	(61)	107,692

Operating (loss) income	(4,050)	—	38,814	822	—	35,586

Other income (expense)
Interest expense	(105)	(3,655)	(6,293)	(416)	—	(10,469)
Interest income	574	221	880	122	—	1,797
Foreign currency transaction gains, net	27	—	2,919	269	(599)	2,616
Equity in losses of affiliates	(1,904)	—	(1,679)	—	3,583	—
Other (expense) income, net	(6,147)	—	4,575	15	—	(1,557)

	(7,555)	(3,434)	402	(10)	2,984	(7,613)

(Loss) income from continuing operations before income tax provision	(11,605)	(3,434)	39,216	812	2,984	27,973
Income tax provision	(4,358)	—	(19,334)	(1,182)	—	(24,874)

(Loss) income from continuing operations	(15,963)	(3,434)	19,882	(370)	2,984	3,099

Discontinued operations
Income (loss) from operations of Nextel Philippines	38,727	—	(847)	(5,071)	(13,144)	19,665
Income tax provision	—	—	—	—	—	—

Income (loss) from discontinued operations	38,727	—	(847)	(5,071)	(13,144)	19,665

Net income (loss)	$22,764	$(3,434)	$19,035	$(5,441)	$(10,160)	$22,764

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
20.     Parent Company and Condensed Consolidating Financial Information — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Successor Company)
For the Two Months Ended December 31, 2002
(in thousands)
Restated

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents, beginning of period	$25,493	$120,655	$69,052	$15,822	$—	$231,022
Cash flows (used in) from operating activities	(14,475)	1,844	34,435	2,769	—	24,573
Cash flows used in investing activities	(1,207)	—	(22,945)	(1,975)	1,379	(24,748)
Cash flows from financing activities	—	—	531	848	(1,379)	—
Effect of exchange rate changes on cash and cash equivalents	—	—	83	231	—	314

Cash and cash equivalents, end of period	$9,811	$122,499	$81,156	$17,695	$—	$231,161

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
20.     Parent Company and Condensed Consolidating Financial Information — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Predecessor Company)
For the Ten Months Ended October 31, 2002
(in thousands)
Restated

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$563,805	$73,572	$(282)	$637,095

Operating expenses
Cost of revenues (exclusive of depreciation included below)	—	—	231,291	21,568	(282)	252,577
Selling, general and administrative	21,581	—	198,512	42,312	—	262,405
Impairment, restructuring and other charges	6,375	—	779	8,654	—	15,808
Depreciation and amortization	4,596	—	51,859	8,522	—	64,977

	32,552	—	482,441	81,056	(282)	595,767

Operating (loss) income	(32,552)	—	81,364	(7,484)	—	41,328

Other income (expense)
Interest expense, net	(121,054)	—	(17,098)	(9,499)	—	(147,651)
Reorganization items, net	2,282,672	—	(110,727)	(4,955)	14,008	2,180,998
Gain on extinguishment of debt, net	—	—	101,598	—	—	101,598
Foreign currency transaction losses, net	(28)	—	(43,309)	(138,027)	599	(180,765)
Equity in losses of affiliates	(159,226)	—	(7,782)	—	167,008	—
Other income (expense), net	19	—	(7,408)	(1,529)	—	(8,918)

	2,002,383	—	(84,726)	(154,010)	181,615	1,945,262

Income (loss) from continuing operations before income tax provision	1,969,831	—	(3,362)	(161,494)	181,615	1,986,590
Income tax provision	(14,788)	—	(13,969)	(513)	—	(29,270)

Income (loss) from continuing operations	1,955,043	—	(17,331)	(162,007)	181,615	1,957,320

Discontinued operations
Loss from operations of Nextel Philippines	—	—	—	(14,219)	12,194	(2,025)
Income tax provision	—	—	—	(252)	—	(252)

Loss from discontinued operations	—	—	—	(14,471)	12,194	(2,277)

Net income (loss)	$1,955,043	$—	$(17,331)	$(176,478)	$193,809	$1,955,043

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
20.     Parent Company and Condensed Consolidating Financial Information — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Predecessor Company)
For the Ten Months Ended October 31, 2002
(in thousands)
Restated

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents, beginning of period	$194,810	$—	$40,359	$15,081	$—	$250,250
Cash flows (used in) from operating activities	(65,958)	(2,685)	150,419	21,711	—	103,487
Cash flows used in investing activities	(72,244)	—	(212,974)	(23,340)	95,101	(213,457)
Cash flows (used in) from financing activities	(31,115)	123,340	93,393	20,793	(95,101)	111,310
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,145)	(18,423)	—	(20,568)

Cash and cash equivalents, end of period	$25,493	$120,655	$69,052	$15,822	$—	$231,022

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
20.     Parent Company and Condensed Consolidating Financial Information — (Continued)
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
20.     Parent Company and Condensed Consolidating Financial Information — (Continued)
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
20.     Parent Company and Condensed Consolidating Financial Information — (Continued)
NII HOLDINGS, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Charged to	Deductions	Balance at
	Beginning of	Costs and	and Other	End
	Period	Expenses	Adjustments(1)	of Period

Year Ended December 31, 2003
Allowance for doubtful accounts	$7,143	$7,179	$(5,302)	$9,020

Reserve for inventory obsolescence	$5,538	$1,716	$(1,815)	$5,439

Valuation allowance for deferred tax assets — Restated	$428,294	$16,211	$(69,626)	$374,879

Two Months Ended December 31, 2002
Allowance for doubtful accounts	$10,659	$634	$(4,150)	$7,143

Reserve for inventory obsolescence	$5,669	$149	$(280)	$5,538

Valuation allowance for deferred tax assets — Restated	$738,122	$13,753	$(323,581)	$428,294

Ten Months Ended October 31, 2002
Allowance for doubtful accounts	$24,277	$17,484	$(31,102)	$10,659

Reserve for inventory obsolescence	$9,370	$3,884	$(7,585)	$5,669

Valuation allowance for deferred tax assets	$787,556	$(158,191)	$108,757	$738,122

Accrued restructuring charges	$406	$7,933	$(8,339)	$—

Year Ended December 31, 2001
Allowance for doubtful accounts	$22,163	$40,902	$(38,788)	$24,277

Reserve for inventory obsolescence	$8,240	$1,441	$(311)	$9,370

Valuation allowance for deferred tax assets	$395,272	$411,793	$(19,509)	$787,556

Accrued restructuring charges	$—	$5,230	$(4,824)	$406

(1)	Includes the impact of foreign currency translation adjustments and, for the two months ended December 31, 2002, the elimination of amounts related to Nextel Philippines.

EXHIBIT INDEX
      For periods before December 21, 2001, references to NII Holdings, Inc. refer to Nextel International, Inc. the former name of NII Holdings. All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by NII Holdings, file number 0-32421, unless otherwise indicated.

Exhibit
Number	Exhibit Description

2.1	Revised Third Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code for NII Holdings and NII Holdings (Delaware), Inc. (incorporated by reference to Exhibit 2.1 to NII Holdings’ Current Report on Form 8-K, filed on November 12, 2002)
3.1	Restated Certificate of Incorporation of NII Holdings (incorporated by reference to Exhibit 3.1 to NII Holdings’ Current Report on Form 8-K, filed on November 12, 2002)
3.2	Amended and Restated Bylaws of NII Holdings (previously filed in NII Holdings’ Form 10-K, filed on March 12, 2004)
4.1	Indenture governing the 13% Senior Secured Discount Notes Due 2009 issued by NII Holdings (Cayman), Ltd., dated as of November 12, 2002, among NII Holdings (Cayman), Ltd., the Guarantors named therein and Wilmington Trust Company, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to NII Holdings’ Form 10-Q, filed on November 14, 2002)
4.2	Form of 13% Senior Secured Discount Notes (incorporated by reference to Exhibit A to Exhibit 4.1 to NII Holdings’ Form 10-Q, filed on November 14, 2002)
4.3	Form of First Supplemental Indenture governing the 13% Senior Secured Discount Notes Due 2009 issued by NII Holdings (Cayman), Ltd., dated as of February 18, 2004, among NII Holdings (Cayman), Ltd., the Guarantors named therein and Wilmington Trust Company, as Indenture Trustee (previously filed in NII Holdings’ Form 10-K, filed on March 12, 2004)
4.4	Indenture governing our 3 1/2% convertible notes due 2033, dated as of September 16, 2003, by and between NII Holdings, Inc. and Wilmington Trust Company, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to NII Holdings’ Form S-3, File No. 333-110980, filed on December 5, 2003)
4.5	Form of Indenture governing our 2 7/8% convertible notes due 2034, dated as of January 30, 2004, by and between NII Holdings, Inc. and Wilmington Trust Company, as Indenture Trustee (previously filed in NII Holdings’ Form 10-K, filed on March 12, 2004)
10.1	Form of Subscriber Unit Purchase Agreement, dated as of July 20, 2002, by and between Motorola, Inc. and Multifon, S.A. de C.V. (previously filed in NII Holdings’ Form 10-K, filed on March 12, 2004)
10.2	Subscriber Unit Purchase Agreement, dated July 23, 1999, by and between Motorola, Inc. and Nextel del Peru, S.A. (incorporated by reference to Exhibit 10.44 to NII Holdings’ Form 10-K, filed on March 30, 2000)
10.3	Form of Subscriber Unit Purchase Agreement, dated as of July 2, 2001, by and between Motorola Industrial Ltda. and Nextel Telecomunicacoes Ltda. (previously filed in NII Holdings’ Form 10-K, filed on March 12, 2004)
10.4	Subscriber Unit Purchase Agreement, dated as of September 7, 1999, by and between Motorola Industrial LTDA and NII Holdings (incorporated by reference to Exhibit 10.39 to NII Holdings’ Form 10-K filed on March 30, 2000)
10.5	Subscriber Unit Purchase Agreement, dated as of September 7, 1999, by and between Motorola, Inc. and NII Holdings (incorporated by reference to Exhibit 10.40 to NII Holdings’ Form 10-K, filed on March 30, 2000)
10.6	Form of iDEN Infrastructure Equipment Supply Agreement dated August 14, 2000 by and between NII Holdings, Motorola, Inc. and each of Nextel Telecommunicacoes Ltda., Nextel Argentina S.R.L., Nextel de Mexico, S.A. de C.V., Nextel del Peru, S.A. and Nextel Communications Philippines, Inc. (incorporated by reference to Exhibit 10.2 to NII Holdings’ Form 8-K, filed on December 22, 2000)

Exhibit
Number		Exhibit Description

10.7		Form of iDEN Installation Services Agreement, dated August 14, 2000 by and between NII Holdings, Motorola, Inc. and each of Nextel, Telecomunicações Ltda., Nextel Argentina S.R.L., Nextel de Mexico, S.A. de C.V., Nextel del Peru, S.A. and Nextel Communications Philippines, Inc. (incorporated by reference to Exhibit 10.1 to NII Holdings’ Form 8-K, filed on December 22, 2000)
10.8		Master Equipment Financing Agreement, dated as of November 12, 2002, by and between NII Holdings (Cayman), Nextel del Peru, S.A., Teletransportes Integrales, S.A. de C.V., the Lenders named therein, Motorola Credit Corporation, as Administrative Agent, and Citibank, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.11 to NII Holdings’ Form S-1, File No. 333-102077, filed on December 20, 2002)
10.9		Third Amended and Restated Trademark License Agreement, dated as of November 12, 2002, between Nextel Communications, Inc. and NII Holdings (incorporated by reference to Exhibit 10.12 to NII Holdings’ Form S-1, File No. 333-102077, filed on December 20, 2002)
10.10		Amendment 003 to iDEN Infrastructure Equipment Supply Agreement, dated December 7, 2001, between NII Holdings, Motorola, Inc., Nextel Argentina, S.A., Nextel Telecomunicações Ltda., Comunicaciones Nextel de México, S.A. de C.V., Nextel del Peru S.A. and Nextel Communications Philippines, Inc. (incorporated by reference to Exhibit 10.48 to NII Holdings’ Form 10-K, filed on March 29, 2002)
10.11		Amendment 003 to iDEN Subscriber Supply Agreement, dated December 10, 2001, between NII Holdings and Motorola, Inc. (incorporated by reference to Exhibit 10.51 to NII Holdings’ Form 10-K, filed on March 29, 2002)
10.12		Form of Amendment 004 to iDEN Infrastructure Supply Agreement, dated as of December 30, 2003, between NII Holdings, Motorola, Inc. and each of Nextel Telecommunicacoes Ltda., Nextel Argentina S.R.L., Comunicaciones Nextel de Mexico, S.A. de C.V. and Nextel del Peru, S.A. (previously filed in NII Holdings’ Form 10-K, filed on March 12, 2004)
10.13		Intercreditor Agreement, dated as of November 12, 2002, among NII Holdings, certain other borrowers, Motorola Credit Corporation, Wilmington Trust Company, and a collateral agent (incorporated by reference to Exhibit 10.18 to NII Holdings’ Form S-1, File No. 333-102077, filed on December 20, 2002)
10.14		Registration Rights Agreement, as of November 12, 2002, between NII Holdings and Eligible Holders (incorporated by reference to Exhibit 10.19 to NII Holdings’ Form S-1, File No. 333-102077, filed on December 20, 2002)
10.15	*	Management Incentive Plan, dated as of November 12, 2002 (incorporated by reference to Exhibit 99.1 to NII Holdings’ Registration Statement on Form S-8, filed on November 12, 2002)
10.16		Standstill Agreement, dated as of November 12, 2002, among NII Holdings, Nextel Communications, Inc. and certain other parties thereto (incorporated by reference to Exhibit 10.21 to NII Holdings’ Form S-1, File No. 333-102077, filed on December 20, 2002)
10.17		Spectrum Use and Build Out Agreement, dated as of November 12, 2002 (incorporated by reference to Exhibit 10.22 to NII Holdings’ Form 10-K, filed on March 27, 2003)
10.18		First Amendment to the Master Equipment Financing Agreement, dated as of July 29, 2003, by and between NII Holdings (Cayman), Nextel del Peru, S.A., Teletransportes Integrales, S.A. de C.V., the Lenders named therein, Motorola Credit Corporation, as Administrative Agent, and Citibank, N.A., as Collateral Agent (incorporated by reference to Exhibit 33.1 to NII Holdings’ Form 10-Q filed on August 14, 2003)
10.19		Form of Second Amendment to the Master Equipment Financing Agreement, dated as of January 16, 2004, by and between NII Holdings (Cayman), Nextel del Peru, S.A., Teletransportes Integrales, S.A. de C.V., the Lenders named therein, Motorola Credit Corporation, as Administrative Agent, and Citibank, N.A., as Collateral Agent (previously filed in NII Holdings’ Form 10-K, filed on March 12, 2004)

Exhibit
Number		Exhibit Description

10.20		Agreement to Retire Indebtedness, dated as of July 29, 2003, by and between NII Holdings, Nextel Telecomunicações Ltda. and Motorola Credit Corporation (incorporated by reference to Exhibit 33.2 to NII Holdings’ Form 10-Q filed on August 14, 2003)
10.21		Form of Loan Assignment Agreement, dated as of September 26, 2003, by and between NII Holdings, Nextel Telecomunicacoes, Ltda. and Motorola Credit Corporation (previously filed in NII Holdings’ Form 10-K, filed on March 12, 2004)
10.22		Form of Modification Agreement, dated as of September 26, 2003, by and between NII Holdings and Nextel Telecommunicacoes, Ltda. (previously filed in NII Holdings’ Form 10-K, filed on March 12, 2004)
10.23		Registration Rights Agreement related to our 3 1/2% convertible notes due 2033, dated as of September 16, 2003, by and between NII Holdings, Inc. and Morgan Stanley & Co. Incorporated on behalf of the initial purchasers (incorporated by reference to Exhibit 4.2 to NII Holdings’ Form S-3, File No. 333-110980, filed on December 5, 2003)
10.24		Form of Registration Rights Agreement related to our 2 7/8% convertible notes due 2034, dated as of January 27, 2004, by and between NII Holdings, Inc. and Banc of America Securities LLC as the initial purchaser (previously filed in NII Holdings’ Form 10-K, filed on March 12, 2004)
10.25		Form of Built-to-Suit Agreement Restructuring (previously filed in NII Holdings’ Form 10-K, filed on March 12, 2004)
10.26	*	Form of NII Holdings, Inc. Change of Control Severance Plan (previously filed in NII Holdings’ Form 10-K, filed on March 12, 2004)
12.1		Ratio of Earnings to Fixed Charges (filed herewith)
14.1		Code of Business Conduct and Ethics (previously filed in NII Holdings’ Form 10-K, filed on March 12, 2004)
21.1		Subsidiaries of NII Holdings (previously filed in NII Holdings’ Form 10-K, filed on March 12, 2004)
23.1		Consent of PricewaterhouseCoopers LLP (filed herewith)
23.2		Consent of Deloitte & Touche LLP (filed herewith)
31.1		Statement of Chief Executive Officer Pursuant to Rule 13a-14(a) (filed herewith)
31.2		Statement of Chief Financial Officer Pursuant to Rule 13a-14(a) (filed herewith)
32.1		Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)
32.2		Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

*	Indicates Management Compensatory Plan.