Form 10-Q/A
period 2004-03-31
NII HOLDINGS INC
filed 2005-03-28
CIK 1037016

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/ A

(Amendment No. 1)

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

EXPLANATORY NOTE

Restatement of Previously Issued Condensed Consolidated Financial Statements

      We have restated our previously issued condensed consolidated financial statements and related footnotes as of and for the three months ended March 31, 2004 and 2003, as set forth in Note 2 to the condensed consolidated financial statements in this quarterly report on Form 10-Q/A. We have also restated our previously issued consolidated financial statements and related footnotes as of and for the year ended December 31, 2003, as set forth in Note 2 to our consolidated financial statements included in our 2003 annual report on Form 10-K/A. We are restating our condensed consolidated financial statements to correct for the following items:

•	Bookkeeping errors at our operating company in Mexico;

•	Accounting for deferred tax asset valuation allowance reversals;

•	Certain errors in the calculation of income taxes for financial statement purposes;

•	Depreciation of handsets in Argentina; and

•	Other insignificant miscellaneous adjustments.

      All amounts in this quarterly report on Form 10-Q/A have been updated, as appropriate, to reflect this restatement. Other than for the items discussed in this Explanatory Note, we did not update this quarterly report on Form 10-Q/A for subsequent events that occurred after we filed our original quarterly report on Form 10-Q on May 7, 2004.

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

      We determined the reversal of certain valuation allowances on deferred tax assets that were established at the time of our application of fresh-start accounting in 2002 were not correctly reported in our consolidated financial statements for subsequent periods. For the two-month period ended December 31, 2002, the year ended December 31, 2003 and the three-month period ended March 31, 2004, we reversed valuation allowances which reduced the provision for income taxes. In accordance with the American Institute of Certified Public Accountants’ Statement of Position, or SOP, 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” the reversal of valuation allowances established in fresh-start accounting should first reduce intangible assets existing at our emergence from reorganization until fully exhausted, followed by increases to paid-in capital.

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

      During the monthly process to convert the operating results from accounting principles generally accepted in Argentina to accounting principles generally accepted in the United States, the depreciation expense related to handsets under operating leases was erroneously omitted for financial reporting purposes for the three months ended March 31, 2004.

NII HOLDINGS, INC. AND SUBSIDIARIES

INDEX

			Page

Part I	Financial Information.
	Item 1.	Financial Statements — Unaudited
		Condensed Consolidated Balance Sheets — As of March 31, 2004 (restated) and December 31, 2003	5
		Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) — For the Three Months Ended March 31, 2004 (restated) and 2003 (restated)	6
		Condensed Consolidated Statements of Changes in Stockholders’ Equity — For the Three Months Ended March 31, 2004 (restated) and 2003 (restated)	7
		Condensed Consolidated Statements of Cash Flows — For the Three Months Ended March 31, 2004 (restated) and 2003 (restated)	8
		Notes to Condensed Consolidated Financial Statements	9
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	57
	Item 4.	Controls and Procedures	58

Part II	Other Information.
	Item 1.	Legal Proceedings	60
	Item 2.	Changes in Securities and Use of Proceeds	60
	Item 4.	Submission of Matters to a Vote of Security Holders	61
	Item 5.	Other Information	61
	Item 6.	Exhibits and Reports on Form 8-K	62

PART I — FINANCIAL INFORMATION.
Item 1. Financial Statements — Unaudited.
NII HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2004 and December 31, 2003
(in thousands)

	March 31,	December 31,
	2004	2003

	Restated
	Unaudited
ASSETS
Current assets
Cash and cash equivalents	$371,693	$405,406
Short-term investments	25,819	—
Accounts receivable, less allowance for doubtful accounts of $9,310 and $9,020.	119,397	119,985
Handset and accessory inventory, net	25,647	21,138
Deferred income taxes, net	47,387	41,097
Prepaid expenses and other	65,731	59,128

Total current assets	655,674	646,754
Property, plant and equipment, net of accumulated depreciation of $75,836 and $56,913	405,663	368,434
Intangible assets, net	74,612	85,818
Other assets	37,545	27,430

Total assets	$1,173,494	$1,128,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, accrued expenses and other	$181,572	$201,173
Deferred revenues	34,674	32,040
Accrued interest	2,244	5,022
Due to related parties	13,195	13,460
Current portion of long-term debt	1,617	1,466

Total current liabilities	233,302	253,161
Long-term debt, including $52,493 and $168,067 due to related parties	642,012	535,290
Deferred revenues (related party)	45,161	45,968
Other long-term liabilities	80,074	76,247

Total liabilities	1,000,549	910,666

Commitments and contingencies (Note 6) Stockholders’ equity
Common stock, 69,619 shares issued and outstanding — 2004, 68,883 shares issued and outstanding — 2003.	70	69
Paid-in capital	165,301	164,705
Retained earnings	51,367	103,978
Accumulated other comprehensive loss	(43,793)	(50,982)

Total stockholders’ equity	172,945	217,770

Total liabilities and stockholders’ equity	$1,173,494	$1,128,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2004 and 2003
(in thousands, except per share amounts)
Unaudited

	2004	2003

	Restated	Restated
Operating revenues
Service and other revenues	$266,032	$194,597
Digital handset and accessory revenues	11,228	8,796

	277,260	203,393

Operating expenses
Cost of service (exclusive of depreciation included below)	67,561	45,885
Cost of digital handset and accessory sales	40,854	28,247
Selling, general and administrative	85,510	66,596
Depreciation	19,109	8,648
Amortization	3,790	8,659

	216,824	158,035

Operating income	60,436	45,358

Other income (expense)
Interest expense	(16,199)	(13,920)
Interest income	2,605	1,933
Loss on early extinguishment of debt, net (Note 5)	(79,327)	—
Foreign currency transaction gains (losses), net	2,595	(8,304)
Other expense, net	(1,217)	(1,966)

	(91,543)	(22,257)

(Loss) income before income tax provision	(31,107)	23,101
Income tax provision	(21,504)	(13,097)

Net (loss) income	$(52,611)	$10,004

Net (loss) income per common share, basic (Note 1)	$(0.76)	$0.17

Net (loss) income per common share, diluted (Note 1)	$(0.76)	$0.16

Weighted average number of common shares outstanding, basic	69,149	60,455

Weighted average number of common shares outstanding, diluted	69,149	63,923

Comprehensive income (loss), net of income tax
Foreign currency translation adjustment	$7,189	$(19,150)
Unrealized loss on cash flow hedge	—	(1,722)

Other comprehensive income (loss)	7,189	(20,872)
Net (loss) income	(52,611)	10,004

	$(45,422)	$(10,868)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2004 and 2003
(in thousands)
Unaudited

					Accumulated
	Common Stock				Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance, January 1, 2004	68,883	$69	$164,705	$103,978	$(50,982)	$217,770
Net loss	—	—	—	(52,611)	—	(52,611)
Other comprehensive income	—	—	—	—	7,189	7,189
Exercise of stock options	736	1	596	—	—	597

Balance, March 31, 2004 — Restated	69,619	$70	$165,301	$51,367	$(43,793)	$172,945

					Accumulated
	Common Stock				Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance, January 1, 2003	60,000	$60	$49,138	$22,764	$(350)	$71,612
Net income	—	—	—	10,004	—	10,004
Other comprehensive loss	—	—	—	—	(20,872)	(20,872)
Exercise of stock options	759	—	631	—	—	631

Balance, March 31, 2003 — Restated	60,759	$60	$49,769	$32,768	$(21,222)	$61,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2004 and 2003
(in thousands)
Unaudited

	2004	2003

	Restated	Restated
Cash flows from operating activities
Net (loss) income	$(52,611)	$10,004
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on early extinguishment of debt, net	79,327	—
Amortization of debt financing costs and accretion of senior discount notes	5,419	6,363
Depreciation and amortization	22,899	17,307
Provision for losses on accounts receivable	2,104	2,266
Provision for losses on inventory	477	2,234
Foreign currency transaction (gains) losses, net	(2,595)	8,304
Deferred income tax provision	5,649	11,892
Loss on disposal of property, plant and equipment	37	37
Other, net	295	—
Change in assets and liabilities:
Accounts receivable, gross	(1,690)	(639)
Handset and accessory inventory, gross	(5,122)	3,349
Prepaid expenses and other	(5,709)	4,719
Other long-term assets	(4,320)	(3,223)
Accounts payable, accrued expenses and other	(13,832)	(7,829)
Current deferred revenue	1,827	4,244
Due to related parties	(265)	(627)
Proceeds from spectrum sharing agreement with Nextel Communications	—	6,044

Net cash provided by operating activities	31,890	64,445

Cash flows from investing activities
Capital expenditures	(56,135)	(50,595)
Purchases of short-term investments	(25,819)	—

Net cash used in investing activities	(81,954)	(50,595)

Cash flows from financing activities
Proceeds from stock option exercises	597	631
Gross proceeds from issuance of convertible notes	300,000	—
Repayments of senior secured discount notes	(211,212)	—
Repayments under long-term credit facilities and other	(73,061)	—
Payment of debt financing costs	(8,410)	—
Gross proceeds from towers financing transactions	6,357	50,169
Transfers to restricted cash	—	(7,814)

Net cash provided by financing activities	14,271	42,986

Effect of exchange rate changes on cash and cash equivalents	2,080	(2,381)

Net (decrease) increase in cash and cash equivalents	(33,713)	54,455
Cash and cash equivalents, beginning of period	405,406	231,161

Cash and cash equivalents, end of period	$371,693	$285,616

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

      You should read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our 2003 annual report on Form 10-K/A, which was amended and restated for the reasons set forth in Note 2. You should not expect results of operations of interim periods to be an indication of the results for a full year.

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

      On February 26, 2004, we announced a 3-for-1 common stock split which was effected in the form of a stock dividend that was paid on March 22, 2004 to holders of record as of March 12, 2004. As a result of the stock split, we retroactively restated all historical share and earnings per share data, par value and paid-in capital balances included in our financial statements for the three months ended March 31, 2004 and 2003.

      Restatement of Previously Issued Condensed Consolidated Financial Statements. We have restated our previously issued condensed consolidated financial statements and related footnotes as of and for the three months ended March 31, 2004 and 2003, as set forth in this report. For additional information regarding this restatement, see Note 2.

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

      Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss represents a cumulative foreign currency translation adjustment of $43.8 million as of March 31, 2004 and $51.0 million as of December 31, 2003.

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

Supplemental Cash Flow Information.

	Three Months Ended
	March 31,

	2004	2003

	Restated	Restated

	(in thousands)
Capital expenditures
Cash paid for capital expenditures, including capitalized interest	$56,135	$50,595
Changes in capital expenditures accrued and unpaid or financed	(7,912)	13,635

	$48,223	$64,230

Interest costs
Interest expense	$16,199	$13,920
Interest capitalized	581	1,863

	$16,780	$15,783

Cash paid for interest, net of amounts capitalized	$12,047	$5,274

Cash paid for income taxes	$7,700	$756

Cash paid for reorganization items included in operating activities	$—	$208

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

      The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our consolidated statements of operations and comprehensive loss for the three months ended March 31, 2003:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	Restated		Restated

	(in thousands, except per share data)
Basic net income per share:
Net income	$10,004	60,455	$0.17

Effect of dilutive securities:
Stock options	—	3,468

Diluted net income per share:
Net income	$10,004	63,923	$0.16

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

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

Under APB Opinion No. 25, compensation expense is based on the intrinsic value on the measurement date, calculated as the difference between the fair value of the common stock and the relevant exercise price. We account for stock-based compensation to non-employees at fair value using a Black-Scholes option pricing model in accordance with the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation,” and other applicable accounting principles. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net (loss) income and net (loss) income per common share if we had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based employee compensation.

	Three Months Ended
	March 31,

	2004	2003

	Restated	Restated

	(in thousands, except
	per share data)
Net (loss) income, as reported	$(52,611)	$10,004
Deduct:
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(368)	(173)

Pro forma net (loss) income	$(52,979)	$9,831

Net (loss) income per common share:
Basic — as reported	$(0.76)	$0.17

Basic — pro forma	$(0.77)	$0.16

Diluted — as reported	$(0.76)	$0.16

Diluted — pro forma	$(0.77)	$0.15

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

Note 2. Restatement of Previously Issued Condensed Consolidated Financial Statements

      We have restated our previously issued condensed consolidated financial statements and related footnotes as of and for the three months ended March 31, 2004 and 2003. We have also restated our previously issued consolidated financial statements and related footnotes as of and for the year ended December 31, 2003, as set forth in Note 2 to our consolidated financial statements included in our 2003 annual report on Form 10-K/A. We are restating our condensed consolidated financial statements to correct for the following items:

•	Bookkeeping errors at our operating company in Mexico;

•	Accounting for deferred tax asset valuation allowance reversals;

•	Certain errors in the calculation of income taxes for financial statement purposes;

•	Depreciation of handsets in Argentina; and

•	Other insignificant miscellaneous adjustments.

      All amounts in these condensed consolidated financial statements have been updated, as appropriate, to reflect this restatement. Other than for the items discussed in this Note, we did not update these condensed consolidated financial statements for subsequent events that occurred after we filed our original quarterly report on Form 10-Q on May 7, 2004.

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

      We determined the reversal of certain valuation allowances on deferred tax assets that were established at the time of our application of fresh-start accounting in 2002 were not correctly reported in our consolidated

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

financial statements for subsequent periods. For the two-month period ended December 31, 2002, the year ended December 31, 2003 and the three-month period ended March 31, 2004, we reversed valuation allowances which reduced the provision for income taxes. In accordance with the American Institute of Certified Public Accountants’ Statement of Position, or SOP 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” the reversal of valuation allowances established in fresh-start accounting should first reduce intangible assets existing at our emergence from reorganization until fully exhausted, followed by increases to paid-in capital.

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

      During the monthly process to convert the operating results from accounting principles generally accepted in Argentina to accounting principles generally accepted in the United States, the depreciation expense related to handsets under operating leases was erroneously omitted for financial reporting purposes for the three months ended March 31, 2004.

      The following tables present the effects of the restatement adjustments on our previously reported unaudited condensed consolidated statements of operations for the three months ended March 31, 2004 and 2003 and on our previously reported unaudited condensed consolidated balance sheets as of March 31, 2004 and 2003.

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended				For the Three Months Ended
	March 31, 2004				March 31, 2003

	As			As	As			As
	Reported	Adjustment		Restated	Reported	Adjustment		Restated

	(in thousands, except per share amounts)
Operating revenues	$277,260	$—		$277,260	$203,393	$—		$203,393

Operating expenses
Cost of service	67,561	—		67,561	45,885	—		45,885
Cost of digital handset and accessory sales	40,854	—		40,854	28,247	—		28,247
Selling, general and administrative	86,040	(530	)(a)	85,510	72,011	(5,415	)(a)	66,596
Depreciation	18,430	679	(b)	19,109	8,646	2	(b)	8,648
Amortization	10,122	(6,332	)(c)	3,790	9,467	(808	)(c)	8,659

Total operating expenses	223,007	(6,183)		216,824	164,256	(6,221)		158,035

Operating income	54,253	6,183		60,436	39,137	6,221		45,358

Other income (expense)
Loss on early extinguishment of debt, net	(79,327)	—		(79,327)	—	—		—
Foreign currency transaction gains (losses), net	2,896	(301	)(d)	2,595	(11,162)	2,858	(d)	(8,304)
Interest expense and all other non-operating expenses, net	(14,811)	—		(14,811)	(13,953)	—		(13,953)

Total other expense	(91,242)	(301)		(91,543)	(25,115)	2,858		(22,257)

(Loss) income before income tax provision	(36,989)	5,882		(31,107)	14,022	9,079		23,101
Income tax provision	(3,050)	(18,454	)(e)	(21,504)	(4,603)	(8,494	)(e)	(13,097)

Net (loss) income	$(40,039)	$(12,572)		$(52,611)	$9,419	$585		$10,004

Net (loss) income per common share, basic	$(0.58)	$(0.18)		$(0.76)	$0.16	$0.01		$0.17

Net (loss) income per common share, diluted	$(0.58)	$(0.18)		$(0.76)	$0.15	$0.01		$0.16

Weighted average number of common shares outstanding, basic	69,149	—		69,149	60,455	—		60,455

Weighted average number of common shares outstanding, diluted	69,149	—		69,149	63,923	—		63,923

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

      The statements of operations components changed, as reflected in the “Adjustment” column above, as a result of the following restatement adjustments:

		Three Months Ended	Three Months Ended
		March 31, 2004	March 31, 2003

		(in thousands)
(a)	Selling, general and administrative
	Mexico bookkeeping errors	$(530)	$(5,415)

	Net decrease	$(530)	$(5,415)

(b)	Depreciation
	Mexico bookkeeping errors	$(51)	$(52)
	Tax provision calculation errors	54	54
	Argentina handset depreciation	676	—

	Net increase	$679	$2

(c)	Amortization
	Mexico bookkeeping errors	$(49)	$(51)
	Tax provision calculation errors	71	71
	Release of deferred tax asset valuation allowance	(6,354)	(828)

	Net decrease	$(6,332)	$(808)

(d)	Foreign currency transaction gains (losses), net
	Mexico bookkeeping errors	$(301)	$2,858

	Net change	$(301)	$2,858

(e)	Income tax provision
	Tax provision calculation errors	$(264)	$—
	Release of deferred tax asset valuation allowance, tax impact of Mexico bookkeeping errors and other	(18,190)	(8,494)

	Net increase	$(18,454)	$(8,494)

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

	As of March 31, 2004

	As Reported	Adjustment		As Restated

	(in thousands)
ASSETS
Current deferred income taxes, net	$51,242	$(3,855	)(f)	$47,387
Current assets, excluding current deferred income taxes, net	611,291	(3,004	)(g)	608,287
Property, plant and equipment, net	406,470	(807	)(h)	405,663
Intangible assets, net	188,453	(113,841	)(i)	74,612
Other assets	37,545	—		37,545

Total assets	$1,295,001	$(121,507)		$1,173,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses and other	$178,735	$2,837	(j)	$181,572
Other current liabilities	51,730	—		51,730
Other long-term liabilities	767,247	—		767,247

Total liabilities	997,712	2,837		1,000,549

Stockholders’ equity
Common stock	70	—		70
Paid-in capital	165,301	—		165,301
Retained earnings	175,487	(124,120	)(k)	51,367
Accumulated other comprehensive loss	(43,569)	(224	)(l)	(43,793)

Total stockholders’ equity	297,289	(124,344)		172,945

Total liabilities and stockholders’ equity	$1,295,001	$(121,507)		$1,173,494

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
      The balance sheet components changed, as reflected in the “Adjustment” column above, as a result of the following restatement adjustments:

		As of
		March 31,
		2004

		(in thousands)
(f)	Current deferred income taxes, net
	Release of deferred tax asset valuation allowance, Mexico bookkeeping errors and other	$(3,855)

	Net decrease	$(3,855)

(g)	Current assets, excluding current deferred income taxes, net
	Mexico bookkeeping errors	$(3,393)
	Release of deferred tax asset valuation allowance	389

	Net decrease	$(3,004)

(h)	Property, plant and equipment, net
	Mexico bookkeeping errors	$(859)
	Tax provision calculation errors	1,237
	Argentina handset depreciation	(1,185)

	Net decrease	$(807)

(i)	Intangible assets, net
	Mexico bookkeeping errors	$(868)
	Tax provision calculation errors	1,140
	Release of deferred tax asset valuation allowance	(114,113)

	Net decrease	$(113,841)

(j)	Accounts payable, accrued expenses and other
	Mexico bookkeeping errors	$(7,623)
	Tax provision calculation errors	10,460

	Net increase	$2,837

(k)	Retained earnings
	Mexico bookkeeping errors	$2,914
	Tax provision calculation errors	(8,082)
	Release of deferred tax asset valuation allowance, tax impact of Mexico bookkeeping errors and other	(117,768)
	Argentina handset depreciation	(1,184)

	Net decrease	$(124,120)

(l)	Accumulated other comprehensive loss
	Mexico bookkeeping errors	$(413)
	Release of deferred tax asset valuation allowance	191
	Argentina handset depreciation	(2)

	Net increase	$(224)

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

	As of March 31, 2003

	As			As
	Reported	Adjustment		Restated

	(in thousands)
ASSETS
Current assets	$457,103	$(47	)(m)	$457,056
Property, plant and equipment, net	263,097	388	(n)	263,485
Intangible assets, net	180,258	(25,718	)(o)	154,540
Other assets	22,003	—		22,003

Total assets	$922,461	$(25,377)		$897,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses and other	$193,119	$(4,659	)(p)	$188,460
Other current liabilities	81,427	—		81,427
Other long-term liabilities	567,456	(1,634	)(q)	565,822

Total liabilities	842,002	(6,293)		835,709

Stockholders’ equity
Common stock	60	—		60
Paid-in capital	49,769	—		49,769
Retained earnings	51,985	(19,217	)(r)	32,768
Accumulated other comprehensive loss	(21,355)	133	(s)	(21,222)

Total stockholders’ equity	80,459	(19,084)		61,375

Total liabilities and stockholders’ equity	$922,461	$(25,377)		$897,084

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

      The balance sheet components changed, as reflected in the “Adjustment” column above, as a result of the following restatement adjustments:

		As of March 31,
		2003

		(in thousands)
(m)	Current assets
	Mexico bookkeeping errors	$(47)

	Net decrease	$(47)

(n)	Property, plant and equipment, net
	Mexico bookkeeping errors	$(1,064)
	Tax provision calculation errors	1,452

	Net increase	$388

(o)	Intangible assets, net
	Mexico bookkeeping errors	$(1,067)
	Tax provision calculation errors	1,424
	Release of deferred tax asset valuation allowance	(26,075)

	Net decrease	$(25,718)

(p)	Accounts payable, accrued expenses and other
	Mexico bookkeeping errors	$(10,910)
	Tax provision calculation errors	6,251

	Net decrease	$(4,659)

(q)	Other long-term liabilities
	Release of deferred tax asset valuation allowance and other	$(1,634)

	Net decrease	$(1,634)

(r)	Retained earnings
	Mexico bookkeeping errors	$9,082
	Tax provision calculation errors	(3,261)
	Release of deferred tax asset valuation allowance, tax impact of Mexico bookkeeping errors and other	(25,038)

	Net decrease	$(19,217)

(s)	Accumulated other comprehensive loss
	Mexico bookkeeping errors	$(353)
	Release of deferred tax asset valuation allowance and other	486

	Net decrease	$133

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
Note 3. Supplemental Balance Sheet Information
      Prepaid Expenses and Other. The components of our prepaid expenses and other are as follows:

	March 31,	December 31,
	2004	2003

	Restated
	(in thousands)
Value added tax receivables, current	$21,687	$22,596
Advances to suppliers	13,248	8,053
Insurance claims	972	4,853
Prepaid income taxes	—	4,470
Other prepaid expenses	29,824	19,156

	$65,731	$59,128

      Accounts Payable, Accrued Expenses and Other. The components of our accounts payable, accrued expenses and other are as follows:

	March 31,	December 31,
	2004	2003

	Restated
	(in thousands)
Accrued income taxes and income taxes payable	$16,681	$14,462
Accrued non-income based taxes	34,006	32,899
Accrued payroll, commissions and related items	24,364	32,816
Accrued expenses and amounts payable related to network system and information technology	37,992	40,907
Accrued capital expenditures and capital expenditure specific payables	19,453	28,202
Customer deposits	13,167	11,485
Accrued tax and other contingencies	6,715	6,676
Other	29,194	33,726

	$181,572	$201,173

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

      Other Long-Term Liabilities. The components of our other long-term liabilities are as follows:

	March 31,	December 31,
	2004	2003

	(in thousands)
Tax and other contingencies	$69,251	$69,627
Asset retirement obligations	3,269	3,021
Capital lease obligations	3,548	—
Other long-term liabilities	4,006	3,599

	$80,074	$76,247

Note 4. Intangible Assets

      Our intangible assets consist of our licenses, customer base and tradename, all of which have finite useful lives, as follows:

	March 31, 2004 — Restated			December 31, 2003

	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value

	(in thousands)
Amortizable intangible assets:
Licenses	$68,750	$(6,653)	$62,097	$73,595	$(5,380)	$68,215
Customer base	41,344	(31,035)	10,309	42,133	(27,684)	14,449
Tradename	3,324	(1,118)	2,206	4,132	(978)	3,154

Total intangible assets	$113,418	$(38,806)	$74,612	$119,860	$(34,042)	$85,818

      SOP 90-7 requires that reversals of valuation allowances associated with deferred tax assets that exist as of the date of application of fresh-start accounting be recorded as a reduction to intangible assets. Substantially all of our deferred tax asset valuation allowances existed as of the date of the application of fresh-start accounting. As such, under SOP 90-7, we record any valuation allowance reversals first as a reduction to our remaining intangible assets existing at our emergence from reorganization and then as an increase to paid in capital. This accounting methodology for deferred tax asset valuation allowance reversals resulted in a decrease to the bases of our intangible assets from December 31, 2003 to March 31, 2004.

      The gross carrying values of licenses, customer base and tradename decreased by $8.2 million, $2.6 million and $1.1 million, respectively from December 31, 2003 to March 31, 2004 due to the reversal of deferred tax asset valuation allowances.

      Based on the carrying amount of amortizable intangible assets existing as of March 31, 2004 and current exchange rates, we estimate amortization expense for each of the next five years ending December 31 to be as follows (in thousands):

Estimated
Amortization
Years	Expense

2004	$17,699
2005	13,857
2006	4,528
2007	3,867
2008	3,867

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

      Actual amortization expense to be reported in future periods could differ from these estimates as a result of additional acquisitions of intangibles and the timing of releases of deferred tax asset valuation allowances as well as changes in exchange rates and other relevant factors. During the three months ended March 31, 2004, we did not acquire, dispose of or write down any goodwill or intangible assets with indefinite useful lives.

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

      For the fiscal quarter ended March 31, 2004, the closing sale price of our common stock exceeded 110% of the conversion price of $26.67 per share for at least 20 trading days in the 30 consecutive trading days ending on March 31, 2004. As a result, the conversion contingency was met, and effective April 1, 2004 our 3.5% notes became convertible into 37.5 shares of our common stock per $1,000 principal amount of notes, or 6,750,000 aggregate common shares, at a conversion price of about $26.67 per share. As presented for the three months ended March 31, 2004, our calculation of diluted net loss per share does not include the common shares resulting from the potential conversion of our 3.5% notes since their effect would have been antidilutive to our net loss.

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

Note 6. Contingencies

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

Note 7. Income Taxes

      During the first quarter of 2004, we assessed the realizability of certain deferred tax assets, consistent with the methodology employed for 2003. In that assessment, we considered the reversal of existing temporary differences associated with deferred tax assets, future taxable income, tax planning strategies as considered and historical and future pre-tax book income as adjusted for permanent differences between financial and tax accounting items. Accordingly, we reversed $13.2 million of the valuation allowance associated with deferred tax assets in Mexico due to additional information regarding our expected profitability within certain Mexican operations. Since substantially all of the Mexican valuation allowance existed as of the date we applied fresh-start accounting, $11.9 million of the valuation allowance reduced our intangible assets in accordance with SOP 90-7. Additionally, we recorded an income tax benefit of $1.3 million for the remainder of the valuation allowance as that portion related to deferred tax assets that were generated subsequent to our reorganization.

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

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated

	(in thousands)
Three Months Ended March 31, 2004 — Restated (see Note 2)
Operating revenues	$172,963	$43,194	$37,689	$23,146	$407	$(139)	$277,260

Segment earnings (losses)	$76,203	$3,507	$10,020	$4,191	$(10,586)	$—	$83,335
Depreciation and amortization	(16,917)	(2,516)	(2,221)	(1,134)	(217)	106	(22,899)

Operating income (loss)	59,286	991	7,799	3,057	(10,803)	106	60,436
Interest expense	(5,187)	(2,663)	(8)	(83)	(8,264)	6	(16,199)
Interest income	686	923	105	41	856	(6)	2,605
Loss on early extinguishment of debt, net	—	—	—	—	(79,327)	—	(79,327)
Foreign currency transaction gains (losses), net	3,196	38	(642)	6	(3)	—	2,595
Other (expense) income, net	(554)	(541)	14	(4)	(132)	—	(1,217)

Income (loss) before income tax	$57,427	$(1,252)	$7,268	$3,017	$(97,673)	$106	$(31,107)

Capital expenditures	$24,793	$9,046	$8,232	$5,246	$906	$—	$48,223

Three Months Ended March 31, 2003 — Restated (see Note 2)
Operating revenues	$126,434	$33,674	$20,335	$22,693	$390	$(133)	$203,393

Segment earnings (losses)	$55,476	$3,485	$6,464	$5,653	$(8,413)	$—	$62,665
Depreciation and amortization	(15,445)	(558)	(515)	(679)	(110)	—	(17,307)

Operating income (loss)	40,031	2,927	5,949	4,974	(8,523)	—	45,358
Interest expense	(3,655)	(2,231)	—	(535)	(7,788)	289	(13,920)
Interest income	751	604	96	7	764	(289)	1,933
Foreign currency transaction (losses) gains, net	(11,432)	2,134	884	126	(16)	—	(8,304)
Other income (expense), net	176	(71)	7,191	(75)	(7,077)	(2,110)	(1,966)

Income (loss) before income tax	$25,871	$3,363	$14,120	$4,497	$(22,640)	$(2,110)	$23,101

Capital expenditures	$48,887	$4,684	$3,846	$5,928	$885	$—	$64,230

March 31, 2004 — Restated (see Note 2)
Property, plant and equipment, net	$296,082	$45,320	$33,056	$29,425	$3,293	$(1,513)	$405,663

Identifiable assets	$644,060	$137,320	$102,832	$75,472	$215,323	$(1,513)	$1,173,494

December 31, 2003
Property, plant and equipment, net	$278,118	$38,320	$25,699	$25,313	$2,602	$(1,618)	$368,434

Identifiable assets	$675,035	$138,824	$94,158	$76,935	$145,102	$(1,618)	$1,128,436

March 31, 2003 — Restated (see Note 2)
Property, plant and equipment, net	$228,990	$7,755	$9,404	$18,083	$1,018	$(1,765)	$263,485

Identifiable assets	$582,937	$81,889	$49,703	$61,072	$123,248	$(1,765)	$897,084

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

Note 9.	Condensed Consolidating Financial Information

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

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2004
(in thousands)
Unaudited
Restated

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)(1)	Subsidiaries(2)	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$171,738	$98,071	$68,856	$33,028	$—	$371,693
Short-term investments	—	25,819	—	—	—	25,819
Accounts receivable, net	197	66	104,999	14,135	—	119,397
Handset and accessory inventory, net	—	—	21,055	4,592	—	25,647
Deferred income taxes, net	—	—	41,635	5,752	—	47,387
Prepaid expenses and other	333	—	52,929	12,469	—	65,731

Total current assets	172,268	123,956	289,474	69,976	—	655,674
Property, plant and equipment, net	—	—	372,412	33,251	—	405,663
Investments in and advances to affiliates	481,984	150,740	158,564	217	(791,505)	—
Intangible assets, net	—	—	14,580	60,032	—	74,612
Other assets	13,117	—	21,926	2,502	—	37,545

	$667,369	$274,696	$856,956	$165,978	$(791,505)	$1,173,494

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable, accrued expenses and other	$107	$642	$143,025	$37,798	$—	$181,572
Deferred revenues	—	—	31,478	3,196	—	34,674
Accrued interest	1,700	—	544	—	—	2,244
Due to related parties	2,306	279,491	216,047	49,076	(533,725)	13,195
Current portion of long-term debt	—	—	1,617	—	—	1,617

Total current liabilities	4,113	280,133	392,711	90,070	(533,725)	233,302
Long-term debt	480,000	40	161,972	—	—	642,012
Deferred revenues (related party)	—	—	45,161	—	—	45,161
Other long-term liabilities	10,311	—	68,815	948	—	80,074

Total liabilities	494,424	280,173	668,659	91,018	(533,725)	1,000,549

Total stockholders’ equity (deficit)	172,945	(5,477)	188,297	74,960	(257,780)	172,945

	$667,369	$274,696	$856,956	$165,978	$(791,505)	$1,173,494

(1)	NII Holdings (Cayman), Ltd. is the issuer of our senior secured discount notes due 2009. See Note 5.

(2)	Represents our subsidiaries that have provided guarantees of the obligations of NII Holdings (Cayman), Ltd. under our senior secured discount notes due 2009. See Note 5.

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2004

(in thousands)
Unaudited
Restated

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$165,016	$112,342	$(98)	$277,260

Operating expenses
Cost of revenues (exclusive of depreciation included below)	—	—	90,932	17,581	(98)	108,415
Selling, general and administrative	2,333	—	4,922	78,255	—	85,510
Depreciation	—	—	16,883	2,226	—	19,109
Amortization	—	—	2,324	1,466	—	3,790

	2,333	—	115,061	99,528	(98)	216,824

Operating (loss) income	(2,333)	—	49,955	12,814	—	60,436

Other income (expense)
Interest expense	(3,423)	(4,841)	(7,430)	(505)	—	(16,199)
Interest income	548	301	1,568	188	—	2,605
Loss on early extinguishment of debt, net	—	(79,327)	—	—	—	(79,327)
Foreign currency transaction gains (losses), net	—	—	3,240	(645)	—	2,595
Equity in (losses) income of affiliates	(47,402)	3,391	5,737	—	38,274	—
Other expense, net	—	(126)	(960)	(131)	—	(1,217)

	(50,277)	(80,602)	2,155	(1,093)	38,274	(91,543)

(Loss) income before income tax provision	(52,610)	(80,602)	52,110	11,721	38,274	(31,107)
Income tax provision	(1)	—	(18,901)	(2,602)	—	(21,504)

Net (loss) income	$(52,611)	$(80,602)	$33,209	$9,119	$38,274	$(52,611)

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

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2003
(in thousands)

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)(1)	Subsidiaries(2)	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$108,688	$123,730	$137,931	$35,057	$—	$405,406
Accounts receivable, net	110	101	105,785	13,989	—	119,985
Handset and accessory inventory, net	—	—	17,485	3,653	—	21,138
Deferred income taxes, net	—	—	33,073	8,024	—	41,097
Prepaid expenses and other	112	—	50,187	8,829	—	59,128

Total current assets	108,910	123,831	344,461	69,552	—	646,754
Property, plant and equipment, net	2,401	—	340,133	25,900	—	368,434
Investments in and advances to affiliates	302,994	145,955	160,805	136	(609,890)	—
Intangible assets, net	—	—	15,184	70,634	—	85,818
Other assets	5,097	1,728	19,557	1,048	—	27,430

	$419,402	$271,514	$880,140	$167,270	$(609,890)	$1,128,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$257	$—	$24,970	$8,454	$—	$33,681
Accrued expenses and other	185	519	140,767	26,021	—	167,492
Deferred revenues	—	—	29,608	2,432	—	32,040
Accrued interest	1,835	—	3,187	—	—	5,022
Due to related parties	9,135	68,454	189,040	57,784	(310,953)	13,460
Current portion of long-term debt	—	—	1,466	—	—	1,466

Total current liabilities	11,412	68,973	389,038	94,691	(310,953)	253,161
Long-term debt	180,000	128,625	226,665	—	—	535,290
Deferred revenues (related party)	—	—	45,968	—	—	45,968
Other long-term liabilities	10,220	—	65,160	867	—	76,247

Total liabilities	201,632	197,598	726,831	95,558	(310,953)	910,666

Total stockholders’ equity	217,770	73,916	153,309	71,712	(298,937)	217,770

	$419,402	$271,514	$880,140	$167,270	$(609,890)	$1,128,436

(1)	NII Holdings (Cayman), Ltd. is the issuer of our senior secured discount notes due 2009. See Note 5.

(2)	Represents our subsidiaries that have provided guarantees of the obligations of NII Holdings (Cayman), Ltd. under our senior secured discount notes due 2009. See Note 5.

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2003

(in thousands)
Unaudited
Restated

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$178,457	$25,034	$(98)	$203,393

Operating expenses
Cost of revenues (exclusive of depreciation included below)	—	—	67,404	6,826	(98)	74,132
Selling, general and administrative	7,655	—	46,985	11,956	—	66,596
Depreciation	75	—	8,135	438	—	8,648
Amortization	—	—	7,159	1,500	—	8,659

	7,730	—	129,683	20,720	(98)	158,035

Operating (loss) income	(7,730)	—	48,774	4,314	—	45,358

Other income (expense)
Interest expense	—	(7,015)	(6,747)	(393)	235	(13,920)
Interest income	36	383	1,529	220	(235)	1,933
Foreign currency transaction (losses) gains, net	—	—	(9,171)	867	—	(8,304)
Equity in income (losses) of affiliates	17,720	(15,419)	5,950	—	(8,251)	—
Other expense, net	—	—	(1,890)	(76)	—	(1,966)

	17,756	(22,051)	(10,329)	618	(8,251)	(22,257)

Income (loss) before income tax provision	10,026	(22,051)	38,445	4,932	(8,251)	23,101
Income tax provision	(22)	—	(7,651)	(5,424)	—	(13,097)

Net income (loss)	$10,004	$(22,051)	$30,794	$(492)	$(8,251)	$10,004

NII HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Unaudited

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2003

(in thousands)
Unaudited
Restated

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash and cash equivalents, beginning of period	$9,811	$122,499	$81,156	$17,695	$—	$231,161
Cash flows (used in) from operating activities	(8,143)	254	63,655	8,679	—	64,445
Cash flows used in investing activities	(1,044)	—	(48,645)	(3,522)	2,616	(50,595)
Cash flows from financing activities	18,348	—	26,532	722	(2,616)	42,986
Effect of exchange rate changes on cash and cash equivalents	—	—	(4,112)	1,731	—	(2,381)

Cash and cash equivalents, end of period	$18,972	$122,753	$118,586	$25,305	$—	$285,616

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction	36
Restatement of Previously Issued Condensed Consolidated Financial Statements	36
Critical Accounting Policies and Estimates	36
Business Overview	37
Recent Developments	38
Ratio of Earnings to Fixed Charges	39
Results of Operations	39
a. Consolidated	40
b. Nextel Mexico	44
c. Nextel Brazil	46
d. Nextel Argentina	48
e. Nextel Peru	50
f. Corporate and other	51
Liquidity and Capital Resources	52
Future Capital Needs and Resources	53
Forward Looking Statements	56
Effect of New Accounting Standards	56

Introduction

      The following is a discussion and analysis of:

•	our consolidated financial condition and results of operations for the three-month periods ended March 31, 2004 and 2003; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.

      You should read this discussion in conjunction with our 2003 annual report on Form 10-K/A, including, but not limited to, the discussion regarding our critical accounting judgments, as described below. Historical results may not indicate future performance. See “Forward Looking Statements” for risks and uncertainties that may impact our future performance.

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

Restatement of Previously Issued Condensed Consolidated Financial Statements

      We have restated our previously issued condensed consolidated financial statements and related footnotes as of and for the three months ended March 31, 2004 and 2003, as set forth in this quarterly report on Form 10-Q/A. We are restating our condensed consolidated financial statements to correct for the following items:

•	Bookkeeping errors at our operating company in Mexico;

•	Accounting for deferred tax asset valuation allowance reversals;

•	Certain errors in the calculation of income taxes for financial statement purposes;

•	Depreciation of handsets in Argentina; and

•	Other insignificant miscellaneous adjustments.

      For additional information regarding this restatement, see Note 2 to our unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q/A. All amounts in this quarterly report on Form 10-Q/A have been updated, as appropriate, to reflect this restatement. Other than for the items discussed herein, we did not update these condensed consolidated financial statements for subsequent events that occurred after we filed our original quarterly report on Form 10-Q on May 7, 2004.

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

      A description of these policies is included in our 2003 annual report on Form 10-K/ A under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

      We use a transmission technology called integrated digital enhanced network, or iDENR, developed by Motorola, Inc., to provide our digital mobile services on 800 MHz spectrum holdings in all of our digital markets. This technology allows us to use our spectrum more efficiently and offer multiple digital wireless services integrated on one digital handset device. We are designing our digital mobile networks to support multiple digital wireless services, including:

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

      Stock Split. On February 26, 2004, we announced a 3-for-1 common stock split which was effected in the form of a stock dividend that was paid on March 22, 2004 to holders of record as of March 12, 2004. As a result of the stock split, we retroactively restated all historical share and earnings per share data, par value and additional paid-in capital balances for our prior periods in this Form 10-Q/A.

      Income Taxes. During the first quarter of 2004, we assessed the realizability of certain deferred tax assets, consistent with the methodology employed during 2003. In that assessment, we considered the reversal of existing temporary differences associated with deferred tax assets, future taxable income, tax planning strategies as considered and historical and future pre-tax book income as adjusted for permanent differences between financial and tax accounting items. Accordingly, we reversed $13.2 million of the valuation allowance associated with deferred tax assets in Mexico due to additional information regarding our expected profitability within certain Mexican operations. Since substantially all of the Mexican valuation allowance existed as of the date we applied fresh-start accounting, $11.9 million of the valuation allowance reduced our intangible assets in accordance with SOP 90-7. Additionally, we recorded an income tax benefit of $1.3 million for the remainder of the valuation allowance as that portion related to deferred tax assets that were generated subsequent to our reorganization.

Ratio of Earnings to Fixed Charges

Three Months Ended
March 31,

2004	2003

Restated	Restated
—	2.21x

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

      The deficiency of earnings to cover fixed charges for the three months ended March 31, 2004 was $30.0 million.

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

a. Consolidated

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	March 31,	Operating	March 31,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	Restated	Restated	Restated	Restated	Restated	Restated

	(dollars in thousands)
Operating revenues
Service and other revenues	$266,032	96%	$194,597	96%	$71,435	37%
Digital handset and accessory revenues	11,228	4%	8,796	4%	2,432	28%

	277,260	100%	203,393	100%	73,867	36%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(67,561)	(24)%	(45,885)	(23)%	(21,676)	47%
Cost of digital handset and accessory sales	(40,854)	(15)%	(28,247)	(14)%	(12,607)	45%

	(108,415)	(39)%	(74,132)	(37)%	(34,283)	46%
Selling and marketing expenses	(33,912)	(12)%	(27,342)	(13)%	(6,570)	24%
General and administrative expenses	(51,598)	(19)%	(39,254)	(19)%	(12,344)	31%
Depreciation and amortization	(22,899)	(8)%	(17,307)	(9)%	(5,592)	32%

Operating income	60,436	22%	45,358	22%	15,078	33%
Interest expense	(16,199)	(6)%	(13,920)	(7)%	(2,279)	16%
Interest income	2,605	1%	1,933	1%	672	35%
Loss on early extinguishment of debt, net	(79,327)	(29)%	—	—	(79,327)	NM
Foreign currency transaction gains (losses), net	2,595	1%	(8,304)	(4)%	10,899	(131)%
Other expense, net	(1,217)	—	(1,966)	(1)%	749	(38)%

(Loss) income before income tax provision	(31,107)	(11)%	23,101	11%	(54,208)	(235)%
Income tax provision	(21,504)	(8)%	(13,097)	(6)%	(8,407)	64%

Net (loss) income	$(52,611)	(19)%	$10,004	5%	$(62,615)	NM

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

4. General and administrative expenses

      The $12.3 million, or 31%, increase in consolidated general and administrative expenses from the three months ended March 31, 2003 to the three months ended March 31, 2004 is primarily a result of the following:

•	a $7.7 million, or 37%, increase in general corporate expenses largely due to an increase in certain taxes on operating revenues in Mexico and Argentina, partially offset by a $3.8 million reduction in tax and other contingencies in Brazil;

•	a $2.7 million, or 28%, increase in consolidated customer care expenses mainly due to more customer care personnel necessary to support a larger customer base; and

•	a $1.4 million, or 26%, increase in consolidated information technology costs resulting from the implementation of various new information technology projects.

5. Depreciation and amortization

      In connection with the application of fresh-start accounting principles on October 31, 2002, we recorded $148.6 million in fixed asset write-downs during the fourth quarter of 2002. These write-downs substantially reduced the cost bases of our consolidated fixed assets and resulted in relatively lower depreciation during the three months ended March 31, 2003. During 2003, we invested $214.3 million in consolidated capital expenditures, which resulted in a significant increase in our property, plant and equipment from the first quarter of 2003 to the first quarter of 2004. The $5.6 million, or 32%, increase in depreciation and amortization from the three months ended March 31, 2003 to the three months ended March 31, 2004 is primarily due to increased depreciation on our higher property, plant and equipment base partially offset by a decrease in amortization. This decrease is the result of the reversal of certain valuation allowances for deferred tax assets created in connection with our application of fresh-start accounting, which was recorded as a reduction to the intangible assets that existed as of the date of our application of fresh-start accounting.

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

9. Foreign currency transaction gains (losses), net

      Net foreign currency transaction gains of $2.6 million for the three months ended March 31, 2004 are primarily the result of foreign currency transaction gains recognized in Mexico resulting from the strengthening of the Mexican peso compared to the U.S. dollar on Nextel Mexico’s U.S. dollar-denominated liabilities, primarily our international equipment facility. Net foreign currency transaction losses of $8.3 million for the three months ended March 31, 2003 are principally the result of the weakening of the Mexican peso compared to the U.S. dollar on our international equipment facility during that period.

10. Income tax provision

      The $8.4 million, or 64%, increase in income tax provision from the three months ended March 31, 2003 to the three months ended March 31, 2004 is primarily the result of an increase in the income tax provision in Mexico resulting from higher taxable income, partially offset by a decrease in the income tax provision in Argentina resulting from lower profitability and the reversal of a $1.3 million of valuation allowances related to deferred tax assets that were generated subsequent to our reorganization during the three months ended March 31, 2004.

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

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Three Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
March 31, 2004	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

					Restated	Restated	Restated

	(dollars in thousands)
Nextel Mexico	$172,963	62%	$(51,729)	48%	$(45,031)	53%	$76,203
Nextel Brazil	43,194	16%	(27,019)	25%	(12,668)	15%	3,507
Nextel Argentina	37,689	14%	(17,162)	16%	(10,507)	12%	10,020
Nextel Peru	23,146	8%	(12,224)	11%	(6,731)	8%	4,191
Corporate and other	407	—	(420)	—	(10,573)	12%	(10,586)
Intercompany eliminations	(139)	—	139	—	—	—	—

Total consolidated	$277,260	100%	$(108,415)	100%	$(85,510)	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Three Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
March 31, 2003	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

					Restated	Restated	Restated

	(dollars in thousands)
Nextel Mexico	$126,434	62%	$(39,709)	54%	$(31,249)	47%	$55,476
Nextel Brazil	33,674	17%	(16,967)	23%	(13,222)	20%	3,485
Nextel Argentina	20,335	10%	(6,461)	9%	(7,410)	11%	6,464
Nextel Peru	22,693	11%	(10,547)	14%	(6,493)	10%	5,653
Corporate and other	390	—	(581)	—	(8,222)	12%	(8,413)
Intercompany eliminations	(133)	—	133	—	—	—	—

Total consolidated	$203,393	100%	$(74,132)	100%	$(66,596)	100%

      A discussion of the results of operations in each of our reportable segments is provided below.

b. Nextel Mexico

		% of		% of
		Nextel		Nextel	Change from
		Mexico’s		Mexico’s	Previous Year
	March 31,	Operating	March 31,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	Restated	Restated	Restated	Restated	Restated	Restated

	(dollars in thousands)
Operating revenues
Service and other revenues	$167,938	97%	$122,675	97%	$45,263	37%
Digital handset and accessory revenues	5,025	3%	3,759	3%	1,266	34%

	172,963	100%	126,434	100%	46,529	37%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(29,497)	(17)%	(23,050)	(18)%	(6,447)	28%
Cost of digital handset and accessory sales	(22,232)	(13)%	(16,659)	(13)%	(5,573)	33%

	(51,729)	(30)%	(39,709)	(31)%	(12,020)	30%
Selling and marketing expenses	(21,453)	(12)%	(16,806)	(13)%	(4,647)	28%
General and administrative expenses	(23,578)	(14)%	(14,443)	(12)%	(9,135)	63%

Segment earnings	76,203	44%	55,476	44%	20,727	37%
Depreciation and amortization	(16,917)	(10)%	(15,445)	(12)%	(1,472)	10%

Operating income	59,286	34%	40,031	32%	19,255	48%
Interest expense	(5,187)	(3)%	(3,655)	(3)%	(1,532)	42%
Interest income	686	—	751	—	(65)	(9)%
Foreign currency transaction gains (losses), net	3,196	2%	(11,432)	(9)%	14,628	(128)%
Other (expense) income, net	(554)	—	176	—	(730)	(415)%

Income before income tax	$57,427	33%	$25,871	20%	$31,556	122%

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

      4. General and administrative expenses

      The $9.1 million, or 63%, increase in general and administrative expenses from the three months ended March 31, 2003 to the three months ended March 31, 2004 is primarily a result of the following:

•	a $7.1 million, or 109%, increase in general corporate expenses primarily resulting from an increase in taxes on operating revenues and costs recognized as a result of government-mandated employee profit sharing, as well as an increase in payroll and related expenses caused by more general and administrative personnel;

•	a $1.3 million, or 26%, increase in customer care expenses principally resulting from an increase in payroll and related expenses caused by more customer care personnel necessary to support a growing customer base; and

•	a $0.8 million, or 49%, increase in information technology costs largely as a result of the implementation of various new information technology projects.

5. Depreciation and amortization

      The $1.5 million, or 10%, increase in depreciation and amortization from the three months ended March 31, 2003 to the three months ended March 31, 2004 is primarily a result of an increase in Nextel Mexico’s property, plant and equipment, mostly due to the build-out of new service areas partially offset by a decrease in amortization. This decrease is the result of the reversal of certain valuation allowances for deferred tax assets created in connection with our application of fresh-start accounting, which was recorded as a reduction to the intangible assets that existed as of the date of our application of fresh-start accounting.

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

7. Foreign currency transaction gains (losses), net

      Foreign currency transaction gains of $3.2 million for the three months ended March 31, 2004 are largely the result of the strengthening of the Mexican peso compared to the U.S. dollar on Nextel Mexico’s U.S. dollar-based liabilities, primarily the international equipment facility, during that period. Foreign currency transaction losses of $11.4 million for the three months ended March 31, 2003 are primarily the result of the weakening of the Mexican peso compared to the U.S. dollar on the international equipment facility during that period.

c. Nextel Brazil

		% of		% of
		Nextel		Nextel	Change from
		Brazil’s		Brazil’s	Previous Year
	March 31,	Operating	March 31,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	Restated	Restated	Restated	Restated	Restated	Restated

	(dollars in thousands)
Operating revenues
Service and other revenues	$40,554	94%	$30,916	92%	$9,638	31%
Digital handset and accessory revenues	2,640	6%	2,758	8%	(118)	(4)%

	43,194	100%	33,674	100%	9,520	28%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(17,578)	(41)%	(11,242)	(33)%	(6,336)	56%
Cost of digital handset and accessory sales	(9,441)	(22)%	(5,725)	(17)%	(3,716)	65%

	(27,019)	(63)%	(16,967)	(50)%	(10,052)	59%
Selling and marketing expenses	(5,912)	(14)%	(4,744)	(14)%	(1,168)	25%
General and administrative expenses	(6,756)	(15)%	(8,478)	(25)%	1,722	(20)%

Segment earnings	3,507	8%	3,485	11%	22	1%
Depreciation and amortization	(2,516)	(6)%	(558)	(2)%	(1,958)	351%

Operating income	991	2%	2,927	9%	(1,936)	(66)%
Interest expense	(2,663)	(6)%	(2,231)	(7)%	(432)	19%
Interest income	923	2%	604	2%	319	53%
Foreign currency transaction gains, net	38	—	2,134	6%	(2,096)	(98)%
Other expense, net	(541)	(1)%	(71)	—	(470)	NM

(Loss) income before income tax	$(1,252)	(3)%	$3,363	10%	$(4,615)	(137)%

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

2. Cost of revenues

      The $6.3 million, or 56%, increase in cost of service from the three months ended March 31, 2003 to the three months ended March 31, 2004 is primarily a result of the following:

•	an increase in interconnect costs mainly resulting from higher interconnect minutes of use, as well as an increase in local currency interconnect cost per minute of use;

•	an increase in direct switch and transmitter and receiver site costs that Nextel Brazil incurred as a result of an 11% increase in the number of transmitter and receiver sites in service from March 31, 2003 to March 31, 2004; and

•	an increase in the average value of the Brazilian real compared to the U.S. dollar.

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

5. Depreciation and amortization

      In connection with the application of fresh-start accounting principles on October 31, 2002, Nextel Brazil recorded $27.8 million in fixed asset write-downs in the fourth quarter of 2002. These write-downs substantially reduced the cost bases of Nextel Brazil’s fixed assets and resulted in less depreciation during the three months ended March 31, 2003. During 2003, Nextel Brazil invested $33.0 million in capital expenditures, which resulted in a significant increase in Nextel Brazil’s property, plant and equipment from the first quarter of 2003 to the first quarter of 2004. The $2.0 million increase in depreciation and amortization from the three months ended March 31, 2003 to the three months ended March 31, 2004 is primarily due to increased depreciation on Nextel Brazil’s higher property, plant and equipment base.

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

d. Nextel Argentina

		% of		% of
		Nextel		Nextel	Change from
		Argentina’s		Argentina’s	Previous Year
	March	Operating	March 31,	Operating
	31, 2004	Revenues	2003	Revenues	Dollars	Percent

	Restated	Restated	Restated	Restated	Restated	Restated

	(dollars in thousands)
Operating revenues
Service and other revenues	$34,675	92%	$18,583	91%	$16,092	87%
Digital handset and accessory revenues	3,014	8%	1,752	9%	1,262	72%

	37,689	100%	20,335	100%	17,354	85%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(11,379)	(30)%	(3,727)	(18)%	(7,652)	205%
Cost of digital handset and accessory sales	(5,783)	(15)%	(2,734)	(14)%	(3,049)	112%

	(17,162)	(45)%	(6,461)	(32)%	(10,701)	166%
Selling and marketing expenses	(2,882)	(8)%	(1,989)	(9)%	(893)	45%
General and administrative expenses	(7,625)	(20)%	(5,421)	(27)%	(2,204)	41%

Segment earnings	10,020	27%	6,464	32%	3,556	55%
Depreciation and amortization	(2,221)	(6)%	(515)	(3)%	(1,706)	331%

Operating income	7,799	21%	5,949	29%	1,850	31%
Interest expense	(8)	—	—	—	(8)	NM
Interest income	105	—	96	1%	9	9%
Foreign currency transaction (losses) gains, net	(642)	(2)%	884	4%	(1,526)	(173)%
Other income, net	14	—	7,191	35%	(7,177)	(100)%

Income before income tax	$7,268	19%	$14,120	69%	$(6,852)	(49)%

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

5. Depreciation and amortization

      In connection with the application of fresh-start accounting principles on October 31, 2002, Nextel Argentina recorded $4.3 million in fixed asset write-downs during the fourth quarter of 2002. These write-downs substantially reduced the cost bases of Nextel Argentina’s fixed assets and resulted in less depreciation during the three months ended March 31, 2003. During 2003, Nextel Argentina invested $22.9 million in capital expenditures, which resulted in a significant increase in Nextel Argentina’s property, plant and equipment from the first quarter of 2003 to the first quarter of 2004. The $1.7 million increase in depreciation and amortization from the three months ended March 31, 2003 to the three months ended March 31, 2004 is primarily due to increased depreciation on Nextel Argentina’s higher property, plant and equipment base.

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

e. Nextel Peru

		% of		% of
		Nextel		Nextel	Change from
		Peru’s		Peru’s	Previous Year
	March 31,	Operating	March 31,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	Restated	Restated	Restated	Restated	Restated	Restated

	(dollars in thousands)
Operating revenues
Service and other revenues	$22,597	98%	$22,167	98%	$430	2%
Digital handset and accessory revenues	549	2%	526	2%	23	4%

	23,146	100%	22,693	100%	453	2%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(8,826)	(38)%	(7,665)	(34)%	(1,161)	15%
Cost of digital handset and accessory sales	(3,398)	(15)%	(2,882)	(12)%	(516)	18%

	(12,224)	(53)%	(10,547)	(46)%	(1,677)	16%
Selling and marketing expenses	(2,548)	(11)%	(2,859)	(13)%	311	(11)%
General and administrative expenses	(4,183)	(18)%	(3,634)	(16)%	(549)	15%

Segment earnings	4,191	18%	5,653	25%	(1,462)	(26)%
Depreciation and amortization	(1,134)	(5)%	(679)	(3)%	(455)	67%

Operating income	3,057	13%	4,974	22%	(1,917)	(39)%
Interest expense	(83)	—	(535)	(2)%	452	(84)%
Interest income	41	—	7	—	34	486%
Foreign currency transaction gains, net	6	—	126	—	(120)	(95)%
Other expense, net	(4)	—	(75)	—	71	(95)%

Income before income tax	$3,017	13%	$4,497	20%	$(1,480)	(33)%

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

4. Depreciation and amortization

      The $0.5 million, or 67%, increase in depreciation and amortization from the three months ended March 31, 2003 to the three months ended March 31, 2004 is primarily due to increased depreciation resulting from a significant increase in Nextel Peru’s property, plant and equipment.

f. Corporate and other

		% of		% of
		Corporate		Corporate	Change from
		and other		and other	Previous Year
	March 31,	Operating	March 31,	Operating
	2004	Revenues	2003	Revenue	Dollars	Percent

	Restated	Restated	Restated	Restated	Restated	Restated

	(dollars in thousands)
Operating revenues
Service and other revenues	$407	100%	$389	100%	$18	5%
Digital handset and accessory revenues	—	—	1	NM	(1)	NM

	407	100%	390	100%	17	4%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(420)	(103)%	(334)	(86)%	(86)	26%
Cost of digital handset and accessory sales	—	—	(247)	(63)%	247	(100)%

	(420)	(103)%	(581)	(149)%	161	(28)%
Selling and marketing expenses	(1,117)	(274)%	(944)	(242)%	(173)	(18)%
General and administrative expenses	(9,456)	NM	(7,278)	NM	(2,178)	30%

Segment losses	(10,586)	NM	(8,413)	NM	(2,173)	26%
Depreciation and amortization	(217)	(53)%	(110)	(28)%	(107)	97%

Operating loss	(10,803)	NM	(8,523)	NM	(2,280)	27%
Interest expense	(8,264)	NM	(7,788)	NM	(476)	6%
Interest income	856	210%	764	196%	92	12%
Loss on early extinguishment of debt, net	(79,327)	NM	—	—	(79,327)	NM
Foreign currency transaction losses, net	(3)	(1)%	(16)	(4)%	13	(81)%
Other expense, net	(132)	(32)%	(7,077)	NM	6,945	(98)%

Loss before income tax	$(97,673)	NM	$(22,640)	NM	$(75,033)	331%

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

Liquidity and Capital Resources

      We had a working capital surplus of $422.4 million as of March 31, 2004 and $393.6 million as of December 31, 2003. The increase in our working capital is largely the result of cash flows generated by our financing activities described below.

      We recognized a net loss of $52.6 million for the three months ended March 31, 2004, primarily due to the recognition of a $79.3 million loss on the early extinguishment of our senior secured discount notes. We recognized net income of $10.0 million for the three months ended March 31, 2003. Prior to 2003, our operating expenses and capital expenditures associated with developing, enhancing and operating our digital mobile networks more than offset our operating revenues. During 2003 and the first quarter of 2004, our operating revenues more than offset our operating expenses, excluding depreciation and amortization, and cash capital expenditures. While we expect this trend to continue, if business conditions, timing of capital expenditures or expansion plans change, we may not be able to maintain this trend. See “Future Capital Needs and Resources” for a discussion of our future outlook and anticipated sources and uses of funds for the remainder of 2004.

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

Forward Looking Statements

      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. A number of the statements made in this quarterly report on Form 10-Q/A are not historical or current facts, but deal with potential future circumstances and developments and our expectations based on them. They can be identified by the use of forward-looking words such as “believes,” “expects,” “intends, “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy that involve risks and uncertainties. We caution you that these forward-looking statements are only predictions, which are subject to risks and uncertainties, including technical uncertainties, financial variations, changes in the regulatory environment, industry growth and trend predictions. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operation and results of our wireless communications business also may be subject to the effects of other risks and uncertainties in addition to the other qualifying factors identified in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, including, but not limited to:

•	our ability to meet the operating goals established by our business plan;

•	general economic conditions in Latin America and in the market segments that we are targeting for our digital mobile services;

•	the political and social conditions in the countries in which we operate, including political instability, which may affect the economies of our markets and the regulatory schemes in these countries;

•	substantive terms of any international financial aid package that may be made available to any country in which our operating companies conduct business;

•	the impact of foreign exchange volatility in our markets as compared to the U.S. dollar and related currency devaluations in countries in which our operating companies conduct business;

•	reasonable access to and the successful performance of the technology being deployed in our service areas, and improvements thereon, including technology deployed in connection with the introduction of digital two-way mobile data or Internet connectivity services in our markets;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet our service deployment and marketing plans and customer demand;

•	the success of efforts to improve and satisfactorily address any issues relating to our digital mobile network performance;

•	future legislation or regulatory actions relating to our specialized mobile radio services, other wireless communication services or telecommunications generally;

•	the ability to achieve and maintain market penetration and average subscriber revenue levels sufficient to provide financial viability to our digital mobile network business;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular services and personal communications services;

•	market acceptance of our new service offerings, including Nextel WorldwideSM and Nextel OnlineSM;

•	our ability to access sufficient debt or equity capital to meet any future operating and financial needs; and

•	other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission, including our 2003 annual report on Form 10-K/A.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

      Our revenues are primarily denominated in foreign currencies, while a significant portion of our operations are financed in U.S. dollars through our convertible notes and our international equipment facility held by Nextel Mexico, which is also denominated in U.S. dollars. As a result, fluctuations in exchange rates relative to the U.S. dollar expose us to foreign currency exchange risks. These risks include potential transaction losses on certain of our U.S. dollar-denominated long-term debt and the impact of translating our local currency reported earnings into U.S. dollars when the U.S. dollar strengthens against the local currencies of our foreign operations. In addition, we have local currency-based communication tower sale-leaseback transactions in Mexico and Brazil, which we are accounting for as financing transactions (see Note 5 to our condensed consolidated financial statements). Due to the limited availability of long-term instruments, we currently do not hedge assets or liabilities denominated in foreign currencies or foreign currency transactions.

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

      During our evaluation of these items, we concluded the errors (i) reflected a material weakness in our internal control over financial reporting with respect to account reconciliations at Nextel Mexico and (ii) reflected a material weakness in our internal control over financial reporting with respect to the accounting and reporting of income taxes. In addition, the occurrence of a number of significant deficiencies may indicate a material weakness. A material weakness, as defined by the Public Company Accounting Oversight Board (PCAOB), is a reportable condition in which the design or operation of one or more elements of the internal control structure does not sufficiently reduce the risk of material errors and irregularities occurring and not being timely detected. Our management has communicated the material weaknesses and their background to our board of directors and its audit committee and our independent registered public accounting firm.

      As a result of these errors and other adjustments identified through our review, we have restated our condensed consolidated financial statements as of and for the three months ended March 31, 2004 and 2003, as set forth in this report

      Except as described herein, there were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the three-month period ended March 31, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

      We have taken or are taking the following corrective actions, which we believe will strengthen our internal controls and prevent the possibility of this type of error from occurring in the future:

•	personnel changes, including the termination of the controller responsible for the unreconciled accounts;

•	the implementation of additional procedures surrounding the account reconciliation process as well as manual journal entries in our operating companies and related to the monitoring by NII Holdings of key control procedures in our operating companies;

•	revisions to system controls regarding general ledger posting restrictions; and

•	the provision of more specific guidance regarding steps that must be completed by our operating companies’ executives before signing the certifications related to the Section 302 of the Sarbanes-Oxley Act of 2002.

Accounting for Income Taxes

      Beginning with our emergence from Chapter 11 reorganization on October 31, 2002, we recognized the release of valuation allowances on deferred tax assets established at the time we applied fresh-start accounting as a non-cash reduction to our income tax provision. Upon further review, our current independent registered public accounting firm notified us that our accounting was in error and that in accordance with SOP 90-7, the reversal of valuation allowances established at fresh-start accounting should not be recorded as a reduction to our income tax provision but rather a reduction to intangible assets existing at our emergence from reorganization until these are fully exhausted, followed by increases to paid-in capital.

      We have reviewed and corrected our accounting policy for income taxes to accurately track and record the reversal of deferred tax asset valuation allowances established at the time we applied fresh-start accounting. We recorded the reversal of these valuation allowances first as a reduction to our remaining intangible assets existing at our emergence from reorganization. Once these intangible assets are fully exhausted, we will record any additional reversals as an increase to paid-in capital. In addition, we have identified various other errors in the calculation of income taxes. These errors occurred as a result of the misapplication of the appropriate financial accounting standard and from the lack of proper review procedures and did not result from any fraudulent activities. We acknowledge that this accounting resulted in a material error and reflects a material weakness as defined by the PCAOB. Lastly, we have restated our historical condensed consolidated financial statements as of and for the three months ended March 31, 2004 and 2003, as set forth in this report.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

      We and/or our operating companies are parties to certain legal proceedings that are described in our 2003 annual report on Form 10-K/A. During the three months ended March 31, 2004, there were no material changes in the status of or developments regarding those legal proceedings that have not been previously disclosed in our 2003 annual report on Form 10-K/A.

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

We relied upon Section 4(2) of the Securities Act for the exemption from registration for this issuance. The notes are convertible, at the option of the holder, into shares of our common stock at a conversion rate of 18.783 shares per $1,000 principal amount of notes, subject to adjustment, at any time prior to the close of business on the final maturity date of the convertible notes under certain circumstances. For additional information on the conversion and other terms of the convertible notes, see Note 5 to our condensed consolidated financial statements.

The net offering proceeds to us after deducting total discounts and estimated expenses were $291.6 million. We used the net proceeds from the convertible notes issuance to fund a $211.2 million tender offer to retire substantially all of our 13.0% senior secured discount notes. The retirement of our 13.0% senior secured discount notes resulted in a $79.3 million pre-tax loss. For additional information, see Note 5 to our condensed consolidated financial statements.

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

Proposal	Votes For	Votes Against	Votes Withheld	Broker Non-votes

Amendment to our Restated Certificate of Incorporation	55,623,157	7,134,302	8,081	N/A
2004 Incentive Compensation Plan	37,623,952	12,474,182	27,528	12,639,878
Adjournment of the Annual Meeting	32,756,777	20,984,279	9,024,484	N/A

      No other matters were voted upon at the Annual Meeting or during the quarter covered by this report.

Item 5. Other Information.

(a)	Not applicable.

(b)	On April 28, 2004, our Board of Directors created a standing Nominating Committee. The members of the Nominating Committee are Ms. Carolyn Katz and Messrs. Neal P. Goldman and Charles M. Herington, each of whom qualifies as an independent director under the listing standards of the National Association of Securities Dealers. We will continue to accept stockholder nominations to our Board of Directors under the procedures previously disclosed in our Proxy Statement for our 2004 Annual Meeting of Stockholders, except all such nominations should be directed to the attention of the Nominating Committee instead of the full Board of Directors.

Item 6. Exhibits and Reports on Form 8-K.

(a)	List of Exhibits.

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation (previously filed in the NII Holdings’ Form 10-Q, filed on May 7, 2004).
12.1	Ratio of Earnings to Fixed Charges (filed herewith).
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a) (filed herewith).
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a) (filed herewith).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith).
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith).

(b)	Reports on Form 8-K.

      We filed the following reports on Form 8-K with the Securities and Exchange Commission during the three months ended March 31, 2004:

•	On January 5, 2004, we filed a Current Report on Form 8-K, dated January 5, 2004, which furnished under Item 12 a press release announcing our reaffirmation of previously released financial guidance and our increase of guidance for net subscriber growth for the year ended December 31, 2003;

•	On January 26, 2004, we filed a Current Report on Form 8-K, dated January 26, 2004, which reported under Item 7 a press release announcing a proposed private offering of convertible notes;

•	On January 27, 2004, we filed a Current Report on Form 8-K, dated January 27, 2004, which reported under Item 7 a press release announcing the pricing of our proposed private offering of convertible notes;

•	On February 5, 2004, we filed a Current Report on Form 8-K, dated February 4, 2004, which reported under Item 7 a press release announcing our commencement of a cash tender offer and consent solicitation relating to NII Holdings (Cayman), Ltd.’s 13.0% senior secured discount notes due 2009;

•	On February 20, 2004, we filed a Current Report on Form 8-K, dated February 19, 2004, which reported under Item 7 a press release announcing our receipt of the tenders and consents required to amend the indenture under which NII Holdings (Cayman), Ltd.’s 13.0% senior secured discount notes due 2009 were issued, as well as the trustee’s execution of the supplemental indenture related to these notes;

•	On February 26, 2004, we filed a Current Report on Form 8-K, dated February 26, 2004, which furnished under Item 12 a press release announcing certain financial and operating results for the year and three months ended December 31, 2003; and

•	On March 11, 2004, we filed a Current Report on Form 8-K, dated March 10, 2004, which reported under Item 5 our receipt of a letter from Timothy M. Donahue stating that he had resigned as one of our directors.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Ricardo L. Israele

Ricardo L. Israele
Vice President and Controller
Date: March 28, 2005

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation (previously filed in the NII Holdings’ Form 10-Q, filed on May 7, 2004).
12.1	Ratio of Earnings to Fixed Charges (filed herewith).
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a) (filed herewith).
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a) (filed herewith).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith).
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith).