Form 10-Q/A
period 2004-06-30
NII HOLDINGS INC
filed 2005-03-28
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

EXPLANATORY NOTE
      We have restated our previously issued condensed consolidated financial statements as of and for the six and three months ended June 30, 2004, and 2003, as set forth in Note 2 to the condensed consolidated financial statements in this quarterly report on Form 10-Q/A. We have also restated our previously issued consolidated financial statements and related footnotes as of and for the year ended December 31, 2003, as set forth in Note 2 to our consolidated financial statements included in our 2003 annual report on Form 10-K/A. We are restating our condensed consolidated financial statements to correct for the following items:

•	Bookkeeping errors at our operating company in Mexico;

•	Accounting for deferred tax asset valuation allowance reversals;

•	Certain errors in the calculation of income taxes for financial statement purposes;

•	Insurance claim receivables and write-downs for damaged equipment in Mexico;

•	Depreciation of handsets in Argentina; and

•	Other insignificant miscellaneous adjustments.

      All amounts in this quarterly report on Form 10-Q/A have been updated, as appropriate, to reflect this restatement. Other than for the items discussed in this Explanatory Note, we did not update this quarterly report on Form 10-Q/A for subsequent events that occurred after we filed our original quarterly report on Form 10-Q on August 6, 2004.
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

      We determined the reversal of certain valuation allowances on deferred tax assets that were established at the time of our application of fresh-start accounting in 2002 were not correctly reported in our consolidated financial statements for subsequent periods. For the two-month period ended December 31, 2002, the year ended December 31, 2003 and the six-month period ended June 30, 2004, we reversed valuation allowances which reduced the provision for income taxes. In accordance with the American Institute of Certified Public Accountants’ Statement of Position, or SOP, 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” the reversal of valuation allowances established in fresh-start accounting should first reduce intangible assets existing at our emergence from reorganization until fully exhausted, followed by increases to paid-in capital.
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
      We reviewed the accounting treatment for various insurance claims related to damaged equipment at our operating company in Mexico. As a result of this review, we determined that write-downs of damaged equipment and recording of insurance claims receivables were recorded in the incorrect quarters within 2004 and that an insurance claim receivable should not have been recorded as of June 30, 2004 as it was not deemed to be probable of collection.
      During the monthly process to convert the operating results from accounting principles generally accepted in Argentina to accounting principles generally accepted in the United States, the depreciation expense related to handsets under operating leases was erroneously omitted for financial reporting purposes for the three and six months ended June 30, 2004.

NII HOLDINGS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION.
Item 1. Financial Statements — Unaudited.
NII HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2004 and December 31, 2003
(in thousands)

	June 30,	December 31,
	2004	2003

	Restated
	Unaudited
ASSETS
Current assets
Cash and cash equivalents	$373,715	$405,406
Short-term investments	26,859	—
Accounts receivable, less allowance for doubtful accounts of $8,327 and $9,020.	128,213	119,985
Handset and accessory inventory, net	31,315	21,138
Deferred income taxes, net	37,310	41,097
Prepaid expenses and other	57,497	59,128

Total current assets	654,909	646,754
Property, plant and equipment, net of accumulated depreciation of $92,444 and $56,913	420,487	368,434
Intangible assets, net	68,620	85,818
Other assets	43,736	27,430

Total assets	$1,187,752	$1,128,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, accrued expenses and other	$188,904	$201,173
Deferred revenues	34,762	32,040
Accrued interest	6,808	5,022
Due to related parties	16,147	13,460
Current portion of long-term debt	1,661	1,466

Total current liabilities	248,282	253,161
Long-term debt, including $52,493 and $168,067 due to related parties	639,919	535,290
Deferred revenues (related party)	44,368	45,968
Other long-term liabilities	68,123	76,247

Total liabilities	1,000,692	910,666

Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, 69,675 shares issued and outstanding — 2004, 68,883 shares issued and outstanding — 2003.	70	69
Paid-in capital	182,082	164,705
Deferred compensation	(15,360)	—
Retained earnings	78,067	103,978
Accumulated other comprehensive loss	(57,799)	(50,982)

Total stockholders’ equity	187,060	217,770

Total liabilities and stockholders’ equity	$1,187,752	$1,128,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
For the Six and Three Months Ended June 30, 2004 and 2003
(in thousands, except per share amounts)
Unaudited

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	Restated	Restated	Restated	Restated
Operating revenues
Service and other revenues	$554,815	$409,431	$288,783	$214,834
Digital handset and accessory sales revenues	26,573	19,913	15,345	11,117

	581,388	429,344	304,128	225,951

Operating expenses
Cost of service (exclusive of depreciation included below)	145,643	100,343	78,082	54,458
Cost of digital handset and accessory sales	92,534	58,785	51,680	30,538
Selling, general and administrative	180,881	147,133	95,371	80,537
Depreciation	40,046	19,138	20,937	10,490
Amortization	6,887	16,635	3,097	7,976

	465,991	342,034	249,167	183,999

Operating income	115,397	87,310	54,961	41,952

Other income (expense)
Interest expense	(27,090)	(30,923)	(10,891)	(17,003)
Interest income	5,611	5,228	3,006	3,295
Loss on early extinguishment of debt, net (Note 5)	(79,327)	—	—	—
Foreign currency transaction gains (losses), net	2,380	14,614	(215)	22,918
Other income (expense), net	1,192	(7,046)	2,409	(5,080)

	(97,234)	(18,127)	(5,691)	4,130

Income before income tax provision	18,163	69,183	49,270	46,082
Income tax provision	(44,074)	(47,704)	(22,570)	(34,607)

Net (loss) income	$(25,911)	$21,479	$26,700	$11,475

Net (loss) income per common share, basic (Note 1)	$(0.37)	$0.35	$0.38	$0.19

Net (loss) income per common share, diluted (Note 1)	$(0.37)	$0.33	$0.36	$0.18

Weighted average number of common shares outstanding, basic	69,396	60,816	69,643	61,173

Weighted average number of common shares outstanding, diluted	69,396	64,219	79,130	64,452

Comprehensive (loss) income, net of income tax Foreign currency translation adjustment	$(6,817)	$(21,745)	$(14,006)	$(17,283)
Unrealized loss on cash flow hedge	—	(5,311)	—	(3,589)

Other comprehensive loss	(6,817)	(27,056)	(14,006)	(20,872)
Net (loss) income	(25,911)	21,479	26,700	11,475

	$(32,728)	$(5,577)	$12,694	$(9,397)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2004 and 2003
(in thousands)
Unaudited

						Accumulated
	Common Stock					Other
			Paid-in	Deferred	Retained	Comprehensive
	Shares	Amount	Capital	Compensation	Earnings	Loss	Total

Balance, January 1, 2004	68,883	$69	$164,705	$—	$103,978	$(50,982)	$217,770
Net loss	—	—	—	—	(25,911)	—	(25,911)
Other comprehensive loss	—	—	—	—	—	(6,817)	(6,817)
Issuance of restricted stock	—	—	16,295	(16,295)	—	—	—
Amortization of restricted stock expense	—	—	—	935	—	—	935
Stock option expense	—	—	213	—	—	—	213
Exercise of stock options	792	1	869	—	—	—	870

Balance, June 30, 2004 — Restated	69,675	$70	$182,082	$(15,360)	$78,067	$(57,799)	$187,060

						Accumulated
	Common Stock					Other
			Paid-in	Deferred	Retained	Comprehensive
	Shares	Amount	Capital	Compensation	Earnings	Loss	Total

Balance, January 1, 2003	60,000	$60	$49,138	$—	$22,764	$(350)	$71,612
Net income	—	—	—	—	21,479	—	21,479
Other comprehensive loss	—	—	—	—	—	(27,056)	(27,056)
Exercise of stock options	1,593	2	1,326	—	—	—	1,328

Balance, June 30, 2003 — Restated	61,593	$62	$50,464	$—	$44,243	$(27,406)	$67,363

      The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2004 and 2003
(in thousands)
Unaudited

	2004	2003

	Restated	Restated
Cash flows from operating activities
Net (loss) income	$(25,911)	$21,479
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on early extinguishment of debt, net	79,327	—
Amortization of debt financing costs and accretion of senior discount notes	5,916	12,201
Depreciation and amortization	46,933	35,773
Provision for losses on accounts receivable	2,676	5,101
Provision for losses on inventory	1,603	1,998
Foreign currency transaction gains, net	(2,380)	(14,614)
Deferred income tax provision	16,087	46,767
Gain on disposal of property, plant and equipment	2,405	43
Other, net	(112)	(29)
Change in assets and liabilities:
Accounts receivable, gross	(10,835)	(19,954)
Handset and accessory inventory, gross	(11,608)	(2,275)
Prepaid expenses and other	899	(18,501)
Other long-term assets	(6,265)	(3,083)
Accounts payable, accrued expenses and other	(8,720)	11,400
Current deferred revenue	2,722	4,235
Due to related parties	2,687	3,492
Other long-term liabilities	115	19,765
Proceeds from spectrum sharing agreement with Nextel Communications	—	9,315

Net cash provided by operating activities	95,539	113,113

Cash flows from investing activities
Capital expenditures	(111,285)	(102,037)
Purchases of short-term investments	(26,859)	—
Payments for acquisitions, purchases of licenses and other	(2,485)	(57)

Net cash used in investing activities	(140,629)	(102,094)

Cash flows from financing activities
Proceeds from stock option exercises	870	1,328
Gross proceeds from issuance of convertible notes	300,000	—
Repayments of senior secured discount notes	(211,212)	—
Repayments under long-term credit facilities and other	(72,507)	—
Repayments under capital lease and financing obligations	(963)	—
Payment of debt financing costs	(8,538)	—
Gross proceeds from towers financing transactions	9,546	66,938
Transfers to restricted cash	(4,120)	(7,810)

Net cash provided by financing activities	13,076	60,456

Effect of exchange rate changes on cash and cash equivalents	323	3,928

Net (decrease) increase in cash and cash equivalents	(31,691)	75,403
Cash and cash equivalents, beginning of period	405,406	231,161

Cash and cash equivalents, end of period	$373,715	$306,564

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
      You should read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our 2003 annual report on Form 10-K/A and our quarterly report on Form 10-Q/A for the quarter ended March 31, 2004, which were amended and restated for the reasons set forth in Note 2. You should not expect results of operations of interim periods to be an indication of the results for a full year.
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
      On February 26, 2004, we announced a 3-for-1 common stock split which was effected in the form of a stock dividend that was paid on March 22, 2004 to holders of record as of March 12, 2004. As a result of the stock split, we retroactively restated all historical share and earnings per share data, par value and paid-in capital balances included in our financial statements for the six and three months ended June 30, 2004 and 2003.
      Restatement of Previously Issued Condensed Consolidated Financial Statements. We have restated our previously issued condensed consolidated financial statements and related footnotes as of and for the six and three months ended June 30, 2004 and 2003, as set forth in this report. For additional information regarding this restatement, see Note 2.
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
      Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss represents a cumulative foreign currency translation adjustment of $57.8 million as of June 30, 2004 and $51.0 million as of December 31, 2003.

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited

Supplemental Cash Flow Information.

	Six Months Ended
	June 30,

	2004	2003

	Restated	Restated
	(in thousands)
Capital expenditures
Cash paid for capital expenditures, including capitalized interest	$111,285	$102,037
Changes in capital expenditures accrued and unpaid or financed	(12,150)	15,017

	$99,135	$117,054

Interest costs
Interest expense	$27,090	$30,923
Interest capitalized	1,109	3,513

	$28,199	$34,436

Cash paid for interest, net of amounts capitalized	$16,200	$14,091

Cash paid for income taxes	$19,998	$11,805

Cash paid for reorganization items included in operating activities	$—	$2,503

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

	Six Months Ended June 30, 2003 — Restated

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share data)
Basic net income per share:
Net income	$21,479	60,816	$0.35

Effect of dilutive securities:
Stock options	—	3,403

Diluted net income per share:
Net income	$21,479	64,219	$0.33

	Three Months Ended June 30, 2004 — Restated			Three Months Ended June 30, 2003 — Restated

	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(in thousands, except per share data)
Basic net income per share:
Net income	$26,700	69,643	$0.38	$11,475	61,173	$0.19

Effect of dilutive securities:
Stock options	—	2,737		—	3,279
3.5% convertible notes	1,575	6,750		—	—

Diluted net income per share:
Net income	$28,275	79,130	$0.36	$11,475	64,452	$0.18

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

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	Restated	Restated	Restated	Restated
	(in thousands, except per share data)
Net (loss) income, as reported	$(25,911)	$21,479	$26,700	$11,475
Add:
Stock-based employee compensation expense included in reported net income, net of related tax effects	1,148	—	1,148	—
Deduct:
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(3,498)	(413)	(3,129)	(239)

Pro forma net (loss) income	$(28,261)	$21,066	$24,719	$11,236

Net (loss) income per share:
Basic — as reported	$(0.37)	$0.35	$0.38	$0.19

Basic — pro forma	$(0.41)	$0.35	$0.35	$0.18

Diluted — as reported	$(0.37)	$0.33	$0.36	$0.18

Diluted — pro forma	$(0.41)	$0.33	$0.33	$0.17

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
Note 2. Restatement of Previously Issued Condensed Consolidated Financial Statements
      We have restated our previously issued condensed consolidated financial statements as of and for the six and three months ended June 30, 2004, and 2003. We have also restated our previously issued consolidated financial statements and related footnotes as of and for the year ended December 31, 2003, as set forth in Note 2 to our consolidated financial statements included in our 2003 annual report on Form 10-K/A. We are restating our condensed consolidated financial statements to correct for the following items:

•	Bookkeeping errors at our operating company in Mexico;

•	Accounting for deferred tax asset valuation allowance reversals;

•	Certain errors in the calculation of income taxes for financial statement purposes;

•	Insurance claim receivables and write-downs for damaged equipment in Mexico;

•	Depreciation of handsets in Argentina; and

•	Other insignificant miscellaneous adjustments.

      All amounts in these condensed consolidated financial statements have been updated, as appropriate, to reflect this restatement. Other than for the items discussed in this Note, we did not update these condensed consolidated financial statements for subsequent events that occurred after we filed our original quarterly report on Form 10-Q on August 6, 2004.
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

      We determined the reversal of certain valuation allowances on deferred tax assets that were established at the time of our application of fresh-start accounting in 2002 were not correctly reported in our consolidated financial statements for subsequent periods. For the two-month period ended December 31, 2002, the year ended December 31, 2003 and the six-month period ended June 30, 2004, we reversed valuation allowances which reduced the provision for income taxes. In accordance with the American Institute of Certified Public Accountants’ Statement of Position, or SOP, 90-7, “Financial Reporting by Entities in Reorganization Under Bankruptcy Code,” the reversal of valuation allowances established in fresh-start accounting should first reduce intangible assets existing at our emergence from reorganization until fully exhausted, followed by increases to paid-in capital.
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
      We reviewed the accounting treatment for various insurance claims related to damaged equipment at our operating company in Mexico. As a result of this review, we determined that write-downs of damaged equipment and recording of insurance claims receivables were recorded in the incorrect quarters within 2004 and that an insurance claim receivable should not have been recorded as of June 30, 2004 as it was not deemed to be probable of collection.
      During the monthly process to convert the operating results from accounting principles generally accepted in Argentina to accounting principles generally accepted in the United States, the depreciation expense related to handsets under operating leases was erroneously omitted for financial reporting purposes, for the three and six months ended June 30, 2004.

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
      The following tables present the effects of the restatement adjustments on our previously reported unaudited condensed consolidated statements of operations for the six and three months ended June 30, 2004 and 2003 and on our previously reported unaudited condensed consolidated balance sheets as of June 30, 2004 and 2003.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended

	June 30, 2004				June 30, 2003

	As			As	As			As
	Reported	Adjustment		Restated	Reported	Adjustment		Restated

	(in thousands, except per share amounts)
Operating revenues	$581,388	$—		$581,388	$429,344	$—		$429,344

Operating expenses
Cost of service	145,643	—		145,643	100,343	—		100,343
Cost of digital handset and accessory sales	92,534	—		92,534	58,785	—		58,785
Selling, general and administrative	179,564	1,317	(a)	180,881	150,455	(3,322	)(a)	147,133
Depreciation	38,543	1,503	(b)	40,046	19,135	3	(b)	19,138
Amortization	20,104	(13,217	)(c)	6,887	18,750	(2,115	)(c)	16,635

Total operating expenses	476,388	(10,397)		465,991	347,468	(5,434)		342,034

Operating income	105,000	10,397		115,397	81,876	5,434		87,310

Other income (expense)
Loss on early extinguishment of debt, net	(79,327)	—		(79,327)	—
Foreign currency transaction (losses) gains, net	(811)	3,191	(d)	2,380	14,966	(352	)(d)	14,614
Interest expense and all other non-operating expenses, net	(20,051)	(236	)(e)	(20,287)	(32,741)	—		(32,741)

Total other expense	(100,189)	2,955		(97,234)	(17,775)	(352)		(18,127)

Income before income tax provision	4,811	13,352		18,163	64,101	5,082		69,183
Income tax provision	(19,788)	(24,286	)(f)	(44,074)	(13,045)	(34,659	)(f)	(47,704)

Net (loss) income	$(14,977)	$(10,934)		$(25,911)	$51,056	$(29,577)		$21,479

Net (loss) income per common share, basic	$(0.22)	$(0.15)		$(0.37)	$0.84	$(0.49)		$0.35

Net (loss) income per common share, diluted	$(0.22)	$(0.15)		$(0.37)	$0.80	$(0.47)		$0.33

Weighted average number of common shares outstanding, basic	69,396	—		69,396	60,816	—		60,816

Weighted average number of common shares outstanding, diluted	69,396	—		69,396	64,219	—		64,219

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
      The statements of operations components changed, as reflected in the “Adjustment” column above, as a result of the following restatement adjustments:

		Six Months Ended	Six Months Ended
		June 30, 2004	June 30, 2003

		(in thousands)
(a)	Selling, general and administrative
	Mexico bookkeeping errors	$(1,067)	$(3,322)
	Insurance claims for damaged equipment	2,384	—

	Net increase (decrease)	$1,317	$(3,322)

(b)	Depreciation
	Mexico bookkeeping errors	$(100)	$(105)
	Tax provision calculation errors	108	108
	Argentina handset depreciation	1,495	—

	Net increase	$1,503	$3

(c)	Amortization
	Mexico bookkeeping errors	$(99)	$(102)
	Tax provision calculation errors	142	142
	Release of deferred tax asset valuation allowance	(13,260)	(2,155)

	Net decrease	$(13,217)	$(2,115)

(d)	Foreign currency transaction (losses) gains, net
	Mexico bookkeeping errors	$3,191	$(352)

	Net change	$3,191	$(352)

(e)	Interest expense and all other non-operating expenses, net
	Other	$(236)	$—

	Net increase	$(236)	$—

(f)	Income tax provision
	Tax provision calculation errors	$478	$—
	Release of deferred tax asset valuation allowance, tax impact of Mexico bookkeeping errors and other	(24,764)	(34,659)

	Net increase	$(24,286)	$(34,659)

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended

	June 30, 2004				June 30, 2003

	As			As	As			As
	Reported	Adjustment		Restated	Reported	Adjustment		Restated

	(in thousands, except per share amounts)
Operating revenues	$304,128	$—		$304,128	$225,951	$—		$225,951

Operating expenses
Cost of service	78,082	—		78,082	54,458	—		54,458
Cost of digital handset and accessory sales	51,680	—		51,680	30,538	—		30,538
Selling, general and administrative	93,524	1,847	(g)	95,371	78,444	2,093	(g)	80,537
Depreciation	20,113	824	(h)	20,937	10,489	1	(h)	10,490
Amortization	9,982	(6,885	)(i)	3,097	9,283	(1,307	)(i)	7,976

Total operating expenses	253,381	(4,214)		249,167	183,212	787		183,999

Operating income	50,747	4,214		54,961	42,739	(787)		41,952

Other income (expense)
Foreign currency transaction (losses) gains, net	(3,707)	3,492	(j)	(215)	26,128	(3,210	)(j)	22,918
Interest expense and all other non-operating expenses, net	(5,240)	(236	)(k)	(5,476)	(18,788)	—		(18,788)

Total other expense	(8,947)	3,256		(5,691)	7,340	(3,210)		4,130

Income before income tax provision	41,800	7,470		49,270	50,079	(3,997)		46,082
Income tax provision	(16,738)	(5,832	)(l)	(22,570)	(8,442)	(26,165	)(l)	(34,607)

Net income	$25,062	$1,638		$26,700	$41,637	$(30,162)		$11,475

Net income per common share, basic	$0.36	$0.02		$0.38	$0.68	$(0.49)		$0.19

Net income per common share, diluted	$0.34	$0.02		$0.36	$0.65	$(0.47)		$0.18

Weighted average number of common shares outstanding, Basic	69,643	—		69,643	61,173	—		61,173

Weighted average number of common shares outstanding, Diluted	79,130	—		79,130	64,452	—		64,452

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
      The statements of operations components changed, as reflected in the “Adjustment” column above, as a result of the following restatement adjustments:

		Three Months Ended	Three Months Ended
		June 30, 2004	June 30, 2003

		(in thousands)
(g)	Selling, general and administrative
	Mexico bookkeeping errors	$(537)	$2,093
	Insurance claims for damaged equipment	2,384	—

	Net increase	$1,847	$2,093

(h)	Depreciation
	Mexico bookkeeping errors	$(49)	$(53)
	Tax provision calculation errors	54	54
	Argentina handset depreciation	819	—

	Net increase	$824	$1

(i)	Amortization
	Mexico bookkeeping errors	$(51)	$(51)
	Tax provision calculation errors	71	71
	Release of deferred tax asset valuation allowance	(6,905)	(1,327)

	Net decrease	$(6,885)	$(1,307)

(j)	Foreign currency transaction (losses) gains, net
	Mexico bookkeeping errors	$3,492	$(3,210)

	Net change	$3,492	$(3,210)

(k)	Interest expense and all other non-operating expenses, net
	Other	$(236)	$—

	Net increase	$(236)	$—

(l)	Income tax provision
	Tax provision calculation errors	$742	$—
	Release of deferred tax asset valuation allowance, tax impact of Mexico bookkeeping errors and other	(6,574)	(26,165)

	Net increase	$(5,832)	$(26,165)

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

	As of June 30, 2004

	As Reported	Adjustment		As Restated

	(in thousands)
ASSETS
Current deferred income taxes, net	$46,034	$(8,724	)(m)	$37,310
Current assets, excluding current deferred income taxes, net	621,338	(3,739	)(n)	617,599
Property, plant and equipment, net	424,436	(3,949	)(o)	420,487
Intangible assets, net	175,301	(106,681	)(p)	68,620
Other assets	43,736	—		43,736

Total assets	$1,310,845	$(123,093)		$1,187,752

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses and other	$189,611	$(707	)(q)	$188,904
Other current liabilities	59,378	—		59,378
Other long-term liabilities	752,295	115	(r)	752,410

Total liabilities	1,001,284	(592)		1,000,692

Stockholders’ equity
Common stock	70	—		70
Paid-in capital	182,082	—		182,082
Deferred compensation	(15,360)	—		(15,360)
Retained earnings	200,549	(122,482	)(s)	78,067
Accumulated other comprehensive loss	(57,780)	(19	)(t)	(57,799)

Total stockholders’ equity	309,561	(122,501)		187,060

Total liabilities and stockholders’ equity	$1,310,845	$(123,093)		$1,187,752

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
      The balance sheet components changed, as reflected in the “Adjustment” column above, as a result of the following restatement adjustments:

		As of
		June 30, 2004

		(in thousands)
(m)	Current deferred income taxes, net
	Release of deferred tax asset valuation allowance, Mexico bookkeeping errors and other	$(8,724)

	Net decrease	$(8,724)

(n)	Current assets, excluding current deferred income taxes, net
	Mexico bookkeeping errors	$(976)
	Insurance claims for damaged equipment	(1,446)
	Release of deferred tax asset valuation allowance	(1,317)

	Net decrease	$(3,739)

(o)	Property, plant and equipment, net
	Mexico bookkeeping errors	$(810)
	Tax provision calculation errors	1,183
	Insurance claims for damaged equipment	(2,319)
	Argentina handset depreciation	(2,003)

	Net decrease	$(3,949)

(p)	Intangible assets, net
	Mexico bookkeeping errors	$(817)
	Tax provision calculation errors	1,069
	Release of deferred tax asset valuation allowance	(106,933)

	Net decrease	$(106,681)

(q)	Accounts payable, accrued expenses and other
	Mexico bookkeeping errors	$(9,164)
	Insurance claims for damaged equipment	(1,497)
	Tax provision calculation errors	9,954

	Net decrease	$(707)

(r)	Other long-term liabilities
	Other	$115

	Net increase	$115

(s)	Retained earnings
	Mexico bookkeeping errors	$7,043
	Tax provision calculation errors	(7,701)
	Insurance claims for damaged equipment	(2,384)
	Release of deferred tax asset valuation allowance, tax impact of Mexico bookkeeping errors and other	(117,437)
	Argentina handset depreciation	(2,003)

	Net decrease	$(122,482)

(t)	Accumulated other comprehensive loss
	Mexico bookkeeping errors	$(484)
	Release of deferred tax asset valuation allowance and other	467
	Argentina handset depreciation	(2)

	Net increase	$(19)

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

	As of June 30, 2003

	As Reported	Adjustment		As Restated

	(in thousands)
ASSETS
Current assets	$511,905	$(154	)(s)	$511,751
Property, plant and equipment, net	327,022	384	(t)	327,406
Intangible assets, net	179,743	(53,234	)(u)	126,509
Other assets	22,443	—		22,443

Total assets	$1,041,113	$(53,004)		$988,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses and other	$211,795	$640	(v)	$212,435
Other current liabilities	87,737	—		87,737
Other long-term liabilities	624,334	(3,760	)(w)	620,574

Total liabilities	923,866	(3,120)		920,746

Stockholders’ equity
Common stock	62	—		62
Paid-in capital	50,464	—		50,464
Retained earnings	93,622	(49,379	)(x)	44,243
Accumulated other comprehensive loss	(26,901)	(505	)(y)	(27,406)

Total stockholders’ equity	117,247	(49,884)		67,363

Total liabilities and stockholders’ equity	$1,041,113	$(53,004)		$988,109

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
      The balance sheet components changed, as reflected in the “Adjustment” column above, as a result of the following restatement adjustments:

		As of
		June 30, 2003

		(in thousands)
(s)	Current assets
	Mexico bookkeeping errors	$(154)

	Net decrease	$(154)

(t)	Property, plant and equipment, net
	Mexico bookkeeping errors	$(1,014)
	Tax provision calculation errors	1,398

	Net increase	$384

(u)	Intangible assets, net
	Mexico bookkeeping errors	$(1,016)
	Tax provision calculation errors	1,353
	Release of deferred tax asset valuation allowance	(53,571)

	Net decrease	$(53,234)

(v)	Accounts payable, accrued expenses and other
	Mexico bookkeeping errors	$(5,611)
	Tax provision calculation errors	6,251

	Net increase	$640

(w)	Deferred income taxes
	Release of deferred tax asset valuation allowance and other	$(3,760)

	Net decrease	$(3,760)

(x)	Retained earnings
	Mexico bookkeeping errors	$3,883
	Tax provision calculation errors	(3,386)
	Release of deferred tax asset valuation allowance, tax impact of Mexico bookkeeping errors and other	(49,876)

	Net decrease	$(49,379)

(y)	Accumulated other comprehensive loss
	Mexico bookkeeping errors	$(457)
	Release of deferred tax asset valuation allowance and other	(48)

	Net increase	$(505)

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
Note 3. Supplemental Balance Sheet Information
      Prepaid Expenses and Other. The components of our prepaid expenses and other are as follows:

	June 30,	December 31,
	2004	2003

	Restated
	(in thousands)
Value added tax receivables, current	$21,181	$22,596
Advances to suppliers	7,204	8,053
Insurance claims	1,146	4,853
Prepaid income taxes	—	4,470
Other prepaid expenses	27,966	19,156

	$57,497	$59,128

      Accounts Payable, Accrued Expenses and Other. The components of our accounts payable, accrued expenses and other are as follows:

	June 30,	December 31,
	2004	2003

	Restated
	(in thousands)
Accrued income taxes and income taxes payable	$10,856	$14,462
Accrued non-income based taxes	34,947	32,899
Accrued payroll, commissions and related items	30,978	32,816
Accrued expenses and amounts payable related to network system and information technology	42,515	40,907
Accrued capital expenditures and capital expenditure related payables	15,273	28,202
Customer deposits	14,421	11,485
Accrued tax and other contingencies	4,906	6,676
Other	35,008	33,726

	$188,904	$201,173

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
      Other Long-Term Liabilities. The components of our other long-term liabilities are as follows:

	June 30,	December 31,
	2004	2003

	Restated
	(in thousands)
Tax and other contingencies	$56,114	$69,627
Asset retirement obligations	3,374	3,021
Capital lease obligations	3,819	—
Other long-term liabilities	4,816	3,599

	$68,123	$76,247

Note 4. Intangible Assets
      Our intangible assets consist of our licenses, customer base and tradename, all of which have finite useful lives, as follows:

	June 30, 2004 — Restated			December 31, 2003

	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value

	(in thousands)
Amortizable intangible assets:
Licenses	$67,080	$(7,242)	$59,838	$73,595	$(5,380)	$68,215
Customer base	38,774	(31,788)	6,986	42,133	(27,684)	14,449
Tradename	2,962	(1,166)	1,796	4,132	(978)	3,154

Total intangible assets	$108,816	$(40,196)	$68,620	$119,860	$(34,042)	$85,818

      SOP 90-7 requires that reversals of valuation allowances associated with deferred tax assets that exist as of the date of application of fresh-start accounting be recorded as a reduction to intangible assets. Substantially all of our deferred tax asset valuation allowances existed as of the date of the application of fresh-start accounting. As such, under SOP 90-7, we record any valuation allowance reversals first as a reduction to our remaining intangible assets existing at our emergence from reorganization and then as an increase to paid-in capital. This accounting methodology for deferred tax asset valuation allowance reversals resulted in a decrease to the bases of our intangible assets from December 31, 2003 to June 30, 2004.
      The gross carrying values of licenses, customer base and tradename decreased by $7.8 million, $2.6 million, and $1.1 million respectively from December 31, 2003 to June 30, 2004 due to the reversal of deferred tax asset valuation allowances.
      Based on the carrying amount of amortizable intangible assets existing as of June 30, 2004 and current exchange rates, we estimate amortization expense for each of the next five years ending December 31 to be as follows (in thousands):

Estimated
Amortization
Years	Expense

2004	$15,638
2005	13,158
2006	4,407
2007	3,746
2008	3,746

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
Note 7. Income Taxes
      During the first and second quarters of 2004, we assessed the realizability of certain deferred tax assets, consistent with the methodology employed for 2003. In that assessment, we considered the reversal of existing temporary differences associated with deferred tax assets, future taxable income, tax planning strategies as considered and historical and future pre-tax book income as adjusted for permanent differences between financial and tax accounting items. Accordingly, during the first quarter of 2004, we reversed $13.2 million of the valuation allowance associated with deferred tax assets in Mexico due to additional information regarding our expected profitability within certain Mexican operations. Since substantially all of the Mexican valuation allowance existed as of the date we applied fresh-start accounting, $11.9 million of the valuation allowance reduced our intangible assets in accordance with SOP 90-7. Additionally, we recorded an income tax benefit of $1.3 million for the remainder of the valuation allowance as that portion related to deferred tax assets that were generated subsequent to our reorganization.
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

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated

	(in thousands)
Six Months Ended June 30, 2004 — Restated (see Note 2)
Operating revenues	$359,172	$91,801	$83,454	$46,427	$793	$(259)	$581,388

Segment earnings (losses)	$151,520	$8,201	$19,884	$8,217	$(25,492)	$—	$162,330
Depreciation and amortization	(33,934)	(5,270)	(5,035)	(2,426)	(479)	211	(46,933)

Operating income (loss)	117,586	2,931	14,849	5,791	(25,971)	211	115,397
Interest expense	(9,306)	(4,950)	(40)	(111)	(12,699)	16	(27,090)
Interest income	1,215	1,804	212	837	1,559	(16)	5,611
Loss on early extinguishment of
debt, net	—	—	—	—	(79,327)	—	(79,327)
Foreign currency transaction gains (losses), net	3,352	(488)	(487)	11	(8)	—	2,380
Other income (expense), net	(816)	1,875	357	(3)	(221)	—	1,192

Income (loss) before income tax	$112,031	$1,172	$14,891	$6,525	$(116,667)	$211	$18,163

Capital expenditures	$53,579	$17,417	$15,551	$10,811	$1,777	$—	$99,135

Six Months Ended June 30, 2003 — Restated (see Note 2)
Operating revenues	$264,610	$68,767	$49,091	$46,376	$767	$(267)	$429,344

Segment earnings (losses)	$109,827	$6,183	$13,459	$10,537	$(16,923)	$—	$123,083
Depreciation and amortization	(31,998)	(1,366)	(1,009)	(1,445)	(236)	281	(35,773)

Operating income (loss)	77,829	4,817	12,450	9,092	(17,159)	281	87,310
Interest expense	(8,218)	(5,688)	(46)	(1,021)	(16,458)	508	(30,923)
Interest income	1,317	2,152	326	511	1,430	(508)	5,228
Foreign currency transaction (losses) gains, net	(6,848)	21,895	(510)	89	(12)	—	14,614
Other (expense) income, net	(568)	(2,939)	8,280	(867)	(7,461)	(3,491)	(7,046)

Income (loss) before income tax	$63,512	$20,237	$20,500	$7,804	$(39,660)	$(3,210)	$69,183

Capital expenditures	$90,153	$8,397	$7,512	$9,189	$1,803	$—	$117,054

Three Months Ended June 30, 2004 — Restated (see Note 2)
Operating revenues	$186,209	$48,607	$45,765	$23,281	$386	$(120)	$304,128

Segment earnings (losses)	$75,317	$4,694	$9,864	$4,026	$(14,906)	$—	$78,995
Depreciation and amortization	(17,017)	(2,754)	(2,814)	(1,292)	(262)	105	(24,034)

Operating income (loss)	58,300	1,940	7,050	2,734	(15,168)	105	54,961
Interest expense	(4,119)	(2,287)	(32)	(28)	(4,435)	10	(10,891)
Interest income	529	881	107	796	703	(10)	3,006
Foreign currency transaction gains (losses), net	156	(526)	155	5	(5)	—	(215)
Other income (expense), net	(262)	2,416	343	1	(89)	—	2,409

Income (loss) before income tax	$54,604	$2,424	$7,623	$3,508	$(18,994)	$105	$49,270

Capital expenditures	$28,786	$8,371	$7,319	$5,565	$871	$—	$50,912

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated

	(in thousands)
Three Months Ended June 30, 2003 — Restated (see Note 2)
Operating revenues	$138,176	$35,093	$28,756	$23,683	$377	$(134)	$225,951

Segment earnings (losses)	$54,351	$2,698	$6,995	$4,884	$(8,510)	$—	$60,418
Depreciation and amortization	(16,553)	(808)	(494)	(766)	(126)	281	(18,466)

Operating income (loss)	37,798	1,890	6,501	4,118	(8,636)	281	41,952
Interest expense	(4,563)	(3,457)	(46)	(486)	(8,670)	219	(17,003)
Interest income	566	1,548	230	504	666	(219)	3,295
Foreign currency transaction gains (losses), net	4,584	19,761	(1,394)	(37)	4	—	22,918
Other (expense) income, net	(744)	(2,868)	1,089	(792)	(384)	(1,381)	(5,080)

Income (loss) before income tax	$37,641	$16,874	$6,380	$3,307	$(17,020)	$(1,100)	$46,082

Capital expenditures	$41,266	$3,713	$3,666	$3,261	$918	$—	$52,824

June 30, 2004 — Restated (see Note 2)
Property, plant and equipment, net	$299,330	$47,541	$37,425	$33,696	$3,902	$(1,407)	$420,487

Identifiable assets	$660,429	$140,995	$112,531	$78,553	$196,651	$(1,407)	$1,187,752

December 31, 2003
Property, plant and equipment, net	$278,118	$38,320	$25,699	$25,313	$2,602	$(1,618)	$368,434

Identifiable assets	$675,035	$138,824	$94,158	$76,935	$145,102	$(1,618)	$1,128,436

June 30, 2003 — Restated (see Note 2)
Property, plant and equipment, net	$275,529	$18,212	$13,203	$20,473	$1,818	$(1,829)	$327,406

Identifiable assets	$656,048	$97,884	$64,928	$65,407	$105,671	$(1,829)	$988,109

Note 9. Condensed Consolidating Financial Information
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

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2004
(in thousands)
Unaudited
Restated

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)(1)	Subsidiaries(2)	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$149,518	$97,336	$94,546	$32,315	$—	$373,715
Short-term investments	—	26,859	—	—	—	26,859
Accounts receivable, net	145	73	108,900	19,095	—	128,213
Handset and accessory inventory, net	—	—	22,550	8,765	—	31,315
Deferred income taxes, net	—	—	34,115	3,195	—	37,310
Prepaid expenses and other	79	—	47,882	9,536	—	57,497

Total current assets	149,742	124,268	307,993	72,906	—	654,909
Property, plant and equipment, net	—	—	382,873	37,614	—	420,487
Investments in and advances to affiliates	516,388	155,795	107,739	2,917	(782,839)	—
Intangible assets, net	—	—	10,448	58,172	—	68,620
Other assets	16,867	—	19,011	7,858	—	43,736

	$682,997	$280,063	$828,064	$179,467	$(782,839)	$1,187,752

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, accrued expenses and other	$107	$266	$146,381	$42,150	$—	$188,904
Deferred revenues	—	—	31,272	3,490	—	34,762
Accrued interest	5,431	—	1,377	—	—	6,808
Due to related parties	—	279,653	234,320	50,730	(548,556)	16,147
Current portion of long-term debt	—	—	1,661	—	—	1,661

Total current liabilities	5,538	279,919	415,011	96,370	(548,556)	248,282
Long-term debt	480,000	40	159,879	—	—	639,919
Deferred revenues (related party)	—	—	44,368	—	—	44,368
Other long-term liabilities	10,399	—	56,726	998	—	68,123

Total liabilities	495,937	279,959	675,984	97,368	(548,556)	1,000,692

Total stockholders’ equity	187,060	104	152,080	82,099	(234,283)	187,060

	$682,997	$280,063	$828,064	$179,467	$(782,839)	$1,187,752

(1)	NII Holdings (Cayman), Ltd. is the issuer of our senior secured discount notes due 2009. See Note 5.

(2)	Represents our subsidiaries that have provided guarantees of the obligations of NII Holdings (Cayman), Ltd. under our senior secured discount notes due 2009. See Note 5.

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2004
(in thousands)
Unaudited
Restated

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$497,333	$216,605	$(132,550)	$581,388

Operating expenses
Cost of revenues (exclusive of depreciation included below)	—	—	195,576	42,793	(192)	238,177
Selling, general and administrative	3,996	—	146,296	145,022	(114,433)	180,881
Depreciation	—	—	35,001	5,045	—	40,046
Amortization	—	—	3,970	2,917	—	6,887

	3,996	—	380,843	195,777	(114,625)	465,991

Operating (loss) income	(3,996)	—	116,490	20,828	(17,925)	115,397

Other income (expense)
Interest expense	(7,740)	(4,933)	(13,435)	(982)	—	(27,090)
Interest income	929	613	3,681	388	—	5,611
Loss on early extinguishment of debt, net	—	(79,327)	—	—	—	(79,327)
Foreign currency transaction gains (losses), net	—	—	2,874	(494)	—	2,380
Equity in (losses) income of affiliates	(15,103)	10,057	12,162	—	(7,116)	—
Other (expense) income, net	—	(344)	1,360	176	—	1,192

	(21,914)	(73,934)	6,642	(912)	(7,116)	(97,234)

(Loss) income before income tax provision	(25,910)	(73,934)	123,132	19,916	(25,041)	18,163
Income tax provision	(1)	—	(42,329)	(1,744)	—	(44,074)

Net (loss) income	$(25,911)	$(73,934)	$80,803	$18,172	$(25,041)	$(25,911)

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2004
(in thousands)
Unaudited
Restated

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$258,070	$104,263	$(58,205)	$304,128

Operating expenses
Cost of revenues (exclusive of depreciation included below)	—	—	104,644	25,212	(94)	129,762
Selling, general and administrative	1,663	—	77,450	66,767	(50,509)	95,371
Depreciation	—	—	18,118	2,819	—	20,937
Amortization	—	—	1,646	1,451	—	3,097

	1,663	—	201,858	96,249	(50,603)	249,167

Operating (loss) income	(1,663)	—	56,212	8,014	(7,602)	54,961

Other income (expense)
Interest expense	(4,317)	(92)	(6,005)	(477)	—	(10,891)
Interest income	381	312	2,113	200	—	3,006
Foreign currency transaction (losses) gains, net	—	—	(366)	151	—	(215)
Equity in income of affiliates	32,299	6,666	6,425	—	(45,390)	—
Other (expense) income, net	—	(218)	2,320	307	—	2,409

	28,363	6,668	4,487	181	(45,390)	(5,691)

Income before income tax (provision) benefit	26,700	6,668	60,699	8,195	(52,992)	49,270
Income tax (provision) benefit	—	—	(23,428)	858	—	(22,570)

Net income	$26,700	$6,668	$37,271	$9,053	$(52,992)	$26,700

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

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2003
(in thousands)
Unaudited
Restated

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$373,230	$56,317	$(203)	$429,344

Operating expenses
Cost of revenues (exclusive of depreciation included below)	—	—	139,365	19,966	(203)	159,128
Selling, general and administrative	15,291	—	107,208	24,634	—	147,133
Depreciation	188	—	17,933	1,017	—	19,138
Amortization	—	—	14,268	2,367	—	16,635

	15,479	—	278,774	47,984	(203)	342,034

Operating (loss) income	(15,479)	—	94,456	8,333	—	87,310

Other income (expense)
Interest expense	—	(14,985)	(15,426)	(779)	267	(30,923)
Interest income	128	738	4,063	566	(267)	5,228
Foreign currency transaction gains (losses), net	—	—	15,135	(521)	—	14,614
Equity in income (losses) of affiliates	37,215	(10,140)	(3,376)	—	(23,699)	—
Other (expense) income, net	(363)	—	(7,798)	1,115	—	(7,046)

	36,980	(24,387)	(7,402)	381	(23,699)	(18,127)

Income (loss) before income tax provision	21,501	(24,387)	87,054	8,714	(23,699)	69,183
Income tax provision	(22)	—	(39,883)	(7,799)	—	(47,704)

Net income (loss)	$21,479	$(24,387)	$47,171	$915	$(23,699)	$21,479

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2003
(in thousands)
Unaudited
Restated

		NII Holdings
	NII Holdings,	(Cayman), Ltd.	Guarantor	Non-Guarantor	Intercompany
	Inc. (Parent)	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating revenues	$—	$—	$194,773	$31,283	$(105)	$225,951

Operating expenses
Cost of revenues (exclusive of depreciation included below)	—	—	71,961	13,140	(105)	84,996
Selling, general and administrative	7,636	—	60,223	12,678	—	80,537
Depreciation	113	—	9,798	579	—	10,490
Amortization	—	—	7,109	867	—	7,976

	7,749	—	149,091	27,264	(105)	183,999

Operating (loss) income	(7,749)	—	45,682	4,019	—	41,952

Other income (expense)
Interest expense	—	(7,970)	(8,679)	(386)	32	(17,003)
Interest income	92	355	2,534	346	(32)	3,295
Foreign currency transaction gains (losses), net	—	—	24,306	(1,388)	—	22,918
Equity in income (losses) of affiliates	19,495	5,279	(9,326)	—	(15,448)	—
Other (expense) income, net	(363)	—	(5,908)	1,191	—	(5,080)

	19,224	(2,336)	2,927	(237)	(15,448)	4,130

Income (loss) before income tax provision	11,475	(2,336)	48,609	3,782	(15,448)	46,082
Income tax provision	—	—	(32,232)	(2,375)	—	(34,607)

Net income (loss)	$11,475	$(2,336)	$16,377	$1,407	$(15,448)	$11,475

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

10. Subsequent Events
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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction	42
Restatement of Previously Issued Condensed Consolidated Financial Statements	42
Critical Accounting Policies and Estimates	42
Business Overview	43
Recent Developments	44
Ratio of Earnings to Fixed Charges	45
Results of Operations	45
a. Consolidated	46
b. Nextel Mexico	51
c. Nextel Brazil	54
d. Nextel Argentina	58
e. Nextel Peru	61
f. Corporate and other	63
Liquidity and Capital Resources	64
Future Capital Needs and Resources	65
Forward Looking Statements	67
Effect of New Accounting Standards	68

Introduction
      The following is a discussion and analysis of:

•	our consolidated financial condition and results of operations for the six- and three-month periods ended June 30, 2004 and 2003; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.
      You should read this discussion in conjunction with our 2003 annual report on Form 10-K/A, including, but not limited to, the discussion regarding our critical accounting judgments, as described below and our quarterly report on Form 10-Q/A for the quarter ended March 31, 2004. Historical results may not indicate future performance. See “Forward Looking Statements” for risks and uncertainties that may impact our future performance.
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
Restatement of Previously Issued Condensed Consolidated Financial Statements
      We have restated our previously issued condensed consolidated financial statements and related footnotes as of and for the six and three months ended June 30, 2004 and 2003. We have also restated our previously issued consolidated financial statements and related footnotes as of and for the year ended December 31, 2003, as set forth in Note 2 to our consolidated financial statements included in our annual report on Form 10-K/A. We are restating our condensed consolidated financial statements to correct for the following items:

•	Bookkeeping errors at our operating company in Mexico;

•	Accounting for deferred tax asset valuation allowance reversals;

•	Certain errors in the calculation of income taxes for financial statement purposes;

•	Insurance claim receivables and write-downs for damaged equipment in Mexico;

•	Depreciation of handsets in Argentina; and

•	Other insignificant miscellaneous adjustments.

      For additional information regarding this restatement, see Note 2 to our unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q/A. All amounts in this quarterly report on Form 10-Q/A have been updated, as appropriate, to reflect this restatement. Other than for the items discussed herein, we did not update these condensed consolidated financial statements for subsequent events that occurred after we filed our original quarterly report on Form 10-Q on August 6, 2004.
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
      A description of these policies is included in our 2003 annual report on Form 10-K/A under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
      Stock Split. On February 26, 2004, we announced a 3-for-1 common stock split which was effected in the form of a stock dividend that was paid on March 22, 2004 to holders of record as of March 12, 2004. As a result of the stock split, we retroactively restated all historical share and earnings per share data, par value and additional paid-in capital balances for prior periods in this Form 10-Q/A.
      Income Taxes. During the first and second quarters of 2004, we assessed the realizability of certain deferred tax assets, consistent with the methodology employed during 2003. In that assessment, we considered the reversal of existing temporary differences associated with deferred tax assets, future taxable income, tax planning strategies as considered and historical and future pre-tax book income as adjusted for permanent differences between financial and tax accounting items. Accordingly, during the first quarter of 2004, we reversed $13.2 million of the valuation allowance associated with deferred tax assets in Mexico due to additional information regarding our expected profitability within certain Mexican operations. Since substan-

tially all of the Mexican valuation allowance existed as of the date we applied fresh-start accounting, $11.9 million of the valuation allowance reduced our intangible assets in accordance with SOP 90-7. Additionally, we recorded an income tax benefit of $1.3 million for the remainder of the valuation allowance as that portion related to deferred tax assets that were generated subsequent to our reorganization.
Ratio of Earnings to Fixed Charges

Three Months Ended June 30,

2004	2003

Restated	Restated
4.24x	3.07x
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

a. Consolidated

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	June 30,	Operating	June 30,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	Restated	Restated	Restated	Restated	Restated	Restated
	(Dollars in thousands)
Six Months Ended
Operating revenues
Service and other revenues	$554,815	95%	$409,431	95%	$145,384	36%
Digital handset and accessory sales revenues	26,573	5%	19,913	5%	6,660	33%

	581,388	100%	429,344	100%	152,044	35%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(145,643)	(25)%	(100,343)	(23)%	(45,300)	45%
Cost of digital handset and accessory sales	(92,534)	(16)%	(58,785)	(14)%	(33,749)	57%

	(238,177)	(41)%	(159,128)	(37)%	(79,049)	50%
Selling and marketing expenses	(73,902)	(13)%	(57,092)	(13)%	(16,810)	29%
General and administrative expenses	(106,979)	(18)%	(90,041)	(21)%	(16,938)	19%
Depreciation and amortization	(46,933)	(8)%	(35,773)	(8)%	(11,160)	31%

Operating income	115,397	20%	87,310	21%	28,087	32%
Interest expense	(27,090)	(4)%	(30,923)	(7)%	3,833	(12)%
Interest income	5,611	1%	5,228	1%	383	7%
Loss on early extinguishment of debt, net	(79,327)	(14)%	—	—	(79,327)	NM
Foreign currency transaction gains, net	2,380	—	14,614	3%	(12,234)	(84)%
Other income (expense), net	1,192	—	(7,046)	(2)%	8,238	(117)%

Income before income tax provision	18,163	3%	69,183	16%	(51,020)	(74)%
Income tax provision	(44,074)	(7)%	(47,704)	(11)%	3,630	(8)%

Net (loss) income	$(25,911)	(4)%	$21,479	5%	$(47,390)	(221)%

Three Months Ended
Operating revenues
Service and other revenues	$288,783	95%	$214,834	95%	$73,949	34%
Digital handset and accessory sales revenues	15,345	5%	11,117	5%	4,228	38%

	304,128	100%	225,951	100%	78,177	35%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(78,082)	(26)%	(54,458)	(24)%	(23,624)	43%
Cost of digital handset and accessory sales	(51,680)	(17)%	(30,538)	(14)%	(21,142)	69%

	(129,762)	(43)%	(84,996)	(38)%	(44,766)	53%
Selling and marketing expenses	(39,990)	(13)%	(29,750)	(13)%	(10,240)	34%
General and administrative expenses	(55,381)	(18)%	(50,787)	(22)%	(4,594)	9%
Depreciation and amortization	(24,034)	(8)%	(18,466)	(8)%	(5,568)	30%

Operating income	54,961	18%	41,952	19%	13,009	31%
Interest expense	(10,891)	(4)%	(17,003)	(8)%	6,112	(36)%
Interest income	3,006	1%	3,295	1%	(289)	(9)%
Foreign currency transaction (losses) gains, net	(215)	—	22,918	10%	(23,133)	(101)%
Other income (expense), net	2,409	1%	(5,080)	(2)%	7,489	(147)%

Income before income tax provision	49,270	16%	46,082	20%	3,188	7%
Income tax provision	(22,570)	(7)%	(34,607)	(15)%	12,037	(35)%

Net income	$26,700	9%	$11,475	5%	$15,225	133%

NM-Not Meaningful

1. Operating revenues
      The $152.0 million, or 35%, and $78.2 million, or 35%, increases in consolidated operating revenues from the six and three months ended June 30, 2003 to the six and three months ended June 30, 2004 are primarily due to $145.4 million, or 36%, and $73.9 million, or 34%, increases in service and other revenues resulting from 20% and 22% increases in average digital subscribers caused by increases in handset sales and lower customer turnover. Also contributing to this increase were increases in average consolidated U.S. dollar-based revenues per handset caused by higher access charges and higher revenue generated from service agreements between mobile carriers, despite the depreciation of the Mexican peso. These increases are also the result of the recognition of $21.0 million and $11.5 million in revenues related to handset maintenance programs, $7.1 million and $3.4 million increases in roaming revenues and the recognition of $4.5 million and $2.3 million in revenues earned by Nextel Mexico and Nextel Brazil related to the co-location of third party tenants on their communication towers.
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
2. Cost of revenues
      The $45.3 million, or 45%, and $23.6 million, or 43%, increases in consolidated cost of service from the six and three months ended June 30, 2003 to the six and three months ended June 30, 2004 are principally due to the following:

•	$25.0 million, or 46%, and $11.6 million, or 38%, increases in interconnect costs mainly resulting from 34% increases in consolidated minutes of use for the six-month and three-month periods ended June 30, 2004 from the same periods last year (due to the 20% and 22% increases in the consolidated customer base) and higher interconnect rates primarily in Brazil and Argentina;

•	$10.8 million, or 147%, and $7.0 million, or 159%, increases in service and repair costs related to increased claims under our handset maintenance programs in place in all of our markets; and

•	$7.3 million, or 20%, and $2.7 million, or 15%, increases in consolidated direct switch and transmitter and receiver site costs primarily due to a 14% increase in transmitter and receiver sites in service from June 30, 2003 to June 30, 2004.
3. Selling and marketing expenses
      The $16.8 million, or 29%, increase in selling and marketing costs from the six months ended June 30, 2003 to the same period in 2004 is primarily a result of the following:

•	a $10.1 million, or 47%, increase in direct commissions and payroll expenses principally due to a 55% increase in handset sales by market sales personnel;

•	a $4.3 million, or 22%, increase in indirect commissions primarily due to a 16% increase in handset sales by outside dealers; and

•	a $2.4 million, or 20%, increase in advertising costs largely due to increased advertising promoting the launch of the Morelia market in Mexico during the first quarter of 2004 and additional advertising campaigns in Mexico and Brazil.
      The $10.2 million, or 34%, increase in selling and marketing costs from the second quarter of 2003 to the second quarter of 2004 is largely due to a $5.6 million, or 49%, increase in direct commissions and payroll expenses principally resulting from a 63% increase in handset sales by market sales personnel and a $3.1 million, or 31%, increase in indirect commissions primarily due to a 23% increase in handset sales by outside dealers.

4. General and administrative expenses
      The $16.9 million, or 19%, and $4.6 million, or 9%, increases in general and administrative costs from the six and three months ended June 30, 2003 to the same periods in 2004 are largely a result of the following:

•	$9.9 million, or 20%, and $2.3 million, or 8%, increases in general corporate costs and taxes on operating revenues in Mexico and Argentina;

•	$5.6 million, or 27%, and $2.9 million, or 26%, increases in customer care expenses primarily due to increases in payroll and employee related expenses caused by increases in customer care personnel necessary to support a larger customer base; and

•	$2.5 million, or 21%, and $1.1 million, or 17%, increases in information technology expenses due to several maintenance contracts entered into during the first half of 2004 and increases in engineering management expenses.

      These increases were partially offset by the following:

•	the reversal of $9.2 million and $6.8 million in accrued contingencies in Brazil as a result of the expiration of the statute of limitations on certain tax contingencies, as well as the resolution of certain other contingencies; and

•	$2.4 million, or 48%, and $2.3 million, or 80%, decreases in bad debt expense, which also decreased as percentages of revenues, mostly as a result of improved collections.
5. Depreciation and amortization
      In connection with the application of fresh-start accounting principles on October 31, 2002, we recorded $148.6 million in fixed asset write-downs during the fourth quarter of 2002. These write-downs substantially reduced the cost bases of our consolidated fixed assets and resulted in relatively lower depreciation during the six and three months ended June 30, 2003. During 2003 and the first half of 2004, we invested $313.5 million in consolidated capital expenditures, which resulted in a significant increase in our gross property plant and equipment from the first half of 2003 to the first half of 2004. The $11.2 million, or 31%, and $5.6 million, or 30%, increases in depreciation and amortization from the six and three months ended June 30, 2003 to the six and three months ended June 30, 2004 are primarily the result of increased depreciation on our higher property, plant and equipment base partially offset by a decrease in amortization. This decrease is the result of the reversal of certain valuation allowances for deferred tax assets created in connection with our application of fresh-start accounting, which was recorded as a reduction to the intangible assets that existed as of the date of our application of fresh-start accounting.
6. Interest expense
      The $3.8 million, or 12%, and $6.1 million, or 36%, declines in interest expense from the six and three months ended June 30, 2003 to the six and three months ended June 30, 2004 are primarily the result of the elimination of interest related to our 13.0% senior secured discount notes in connection with the retirement of substantially all of these notes during the first quarter of 2004 and a decrease in interest expense related to our international equipment facility in connection with the partial pay-down of this facility in the third quarter of 2003 and the first quarter of 2004. These decreases were partially offset by interest incurred on our new 3.5% convertible notes and 2.875% convertible notes in the first half of 2004, as well as higher interest related to our tower financing transactions. Interest expense incurred in connection with our tower financing transactions includes interest related to the co-location of third party tenants on our communication towers.
7. Loss on early extinguishment of debt, net
      The $79.3 million net loss on early extinguishment of debt for the six months ended June 30, 2004 represents a loss we incurred in connection with the retirement of substantially all of our 13.0% senior secured discount notes through a cash tender offer in March 2004.

8. Foreign currency transaction (losses) gains, net
      Foreign currency transaction gains of $14.6 million and $22.9 million for the six and three months ended June 30, 2003 are primarily the result of the appreciation of the Brazilian real and the Mexican peso compared to the U.S. dollar on our U.S. dollar-denominated credit facilities during the six and three months ended June 30, 2003, which resulted in significant gains in those periods.
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
9. Income tax provision
      The $3.6 million, or 8%, decrease in the consolidated income tax provision from the six months ended June 30, 2003 to the same period in 2004 is primarily due to a decrease in profitability in Brazil, partially offset by higher taxes in Mexico resulting from greater profitability.
      The $12.0 million, or 35%, decrease in the consolidated income tax provision from the three months ended June 30, 2003 to the same period in 2004 is primarily due to the benefit of transfer pricing in Mexico, as well as a decrease in profitability in Brazil and Argentina.
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

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Six Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
June 30, 2004	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

					Restated	Restated	Restated
	(dollars in thousands)
Nextel Mexico	$359,172	62%	$(110,047)	46%	$(97,605)	54%	$151,520
Nextel Brazil	91,801	16%	(61,337)	26%	(22,263)	12%	8,201
Nextel Argentina	83,454	14%	(41,963)	18%	(21,607)	12%	19,884
Nextel Peru	46,427	8%	(24,259)	10%	(13,951)	8%	8,217
Corporate and other	793	—	(830)	—	(25,455)	14%	(25,492)
Intercompany eliminations	(259)	—	259	—	—	—	—

Total consolidated	$581,388	100%	$(238,177)	100%	$(180,881)	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Three Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
June 30, 2004	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

					Restated	Restated	Restated
	(dollars in thousands)
Nextel Mexico	$186,209	61%	$(58,318)	45%	$(52,574)	55%	$75,317
Nextel Brazil	48,607	16%	(34,318)	26%	(9,595)	10%	4,694
Nextel Argentina	45,765	15%	(24,801)	19%	(11,100)	12%	9,864
Nextel Peru	23,281	8%	(12,035)	9%	(7,220)	8%	4,026
Corporate and other	386	—	(410)	1%	(14,882)	15%	(14,906)
Intercompany eliminations	(120)	—	120	—	—	—	—

Total consolidated	$304,128	100%	$(129,762)	100%	$(95,371)	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Six Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
June 30, 2003	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

					Restated	Restated	Restated
	(dollars in thousands)
Nextel Mexico	$264,610	62%	$(80,970)	51%	$(73,813)	50%	$109,827
Nextel Brazil	68,767	16%	(35,520)	22%	(27,064)	19%	6,183
Nextel Argentina	49,091	11%	(19,247)	12%	(16,385)	11%	13,459
Nextel Peru	46,376	11%	(22,467)	14%	(13,372)	9%	10,537
Corporate and other	767	—	(1,191)	1%	(16,499)	11%	(16,923)
Intercompany eliminations	(267)	—	267	—	—	—	—

Total consolidated	$429,344	100%	$(159,128)	100%	$(147,133)	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Three Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
June 30, 2003	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

					Restated	Restated	Restated
	(dollars in thousands)
Nextel Mexico	$138,176	61%	$(41,261)	48%	$(42,564)	53%	$54,351
Nextel Brazil	35,093	16%	(18,553)	22%	(13,842)	17%	2,698
Nextel Argentina	28,756	13%	(12,786)	15%	(8,975)	11%	6,995
Nextel Peru	23,683	10%	(11,920)	14%	(6,879)	9%	4,884
Corporate and other	377	—	(610)	1%	(8,277)	10%	(8,510)
Intercompany eliminations	(134)	—	134	—	—	—	—

Total consolidated	$225,951	100%	$(84,996)	100%	$(80,537)	100%

     A discussion of the results of operations in each of our reportable segments is provided below.
b. Nextel Mexico

		% of		% of
		Nextel		Nextel	Change from
		Mexico’s		Mexico’s	Previous Year
	June 30,	Operating	June 30,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	Restated	Restated	Restated	Restated	Restated	Restated
	(dollars in thousands)
Six Months Ended
Operating revenues
Service and other revenues	$349,204	97%	$255,895	97%	$93,309	36%
Digital handset and accessory sales revenues	9,968	3%	8,715	3%	1,253	14%

	359,172	100%	264,610	100%	94,562	36%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(62,151)	(17)%	(46,770)	(18)%	(15,381)	33%
Cost of digital handset and accessory sales	(47,896)	(14)%	(34,200)	(13)%	(13,696)	40%

	(110,047)	(31)%	(80,970)	(31)%	(29,077)	36%
Selling and marketing expenses	(46,509)	(13)%	(35,343)	(13)%	(11,166)	32%
General and administrative expenses	(51,096)	(14)%	(38,470)	(15)%	(12,626)	33%

Segment earnings	151,520	42%	109,827	41%	41,693	38%
Depreciation and amortization	(33,934)	(9)%	(31,998)	(12)%	(1,936)	6%

Operating income	117,586	33%	77,829	29%	39,757	51%
Interest expense	(9,306)	(3)%	(8,218)	(3)%	(1,088)	13%
Interest income	1,215	—	1,317	—	(102)	(8)%
Foreign currency transaction gains (losses), net	3,352	1%	(6,848)	(2)%	10,200	(149)%
Other income (expense), net	(816)	—	(568)	—	(248)	44%

Income before income tax	$112,031	31%	$63,512	24%	$48,519	76%

Three Months Ended
Operating revenues
Service and other revenues	$181,266	97%	$133,220	96%	$48,046	36%
Digital handset and accessory sales revenues	4,943	3%	4,956	4%	(13)	—

	186,209	100%	138,176	100%	48,033	35%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(32,654)	(17)%	(23,720)	(17)%	(8,934)	38%
Cost of digital handset and accessory sales	(25,664)	(14)%	(17,541)	(13)%	(8,123)	46%

	(58,318)	(31)%	(41,261)	(30)%	(17,057)	41%
Selling and marketing expenses	(25,056)	(14)%	(18,537)	(14)%	(6,519)	35%
General and administrative expenses	(27,518)	(15)%	(24,027)	(17)%	(3,491)	15%

Segment earnings	75,317	40%	54,351	39%	20,966	39%
Depreciation and amortization	(17,017)	(9)%	(16,553)	(12)%	(464)	3%

Operating income	58,300	31%	37,798	27%	20,502	54%
Interest expense	(4,119)	(2)%	(4,563)	(3)%	444	(10)%
Interest income	529	—	566	—	(37)	(7)%
Foreign currency transaction gains, net	156	—	4,584	3%	(4,428)	(97)%
Other income (expense), net	(262)	—	(744)	—	482	(65)%

Income before income tax	$54,604	29%	$37,641	27%	$16,963	45%

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
1. Operating revenues
      The $93.3 million, or 36%, and $48.0 million, or 36%, increases in service and other revenues from the six and three months ended June 30, 2003 to the six and three months ended June 30, 2004 are primarily due to the following:

•	28% increases in the average number of digital handsets in service from the six and three months ended June 30, 2003 to the same periods in 2004 resulting from Nextel Mexico’s expansion of service coverage into new markets, as well as growth in existing markets;

•	$12.3 million and $6.3 million in revenues generated from Nextel Mexico’s handset maintenance program during the six and three months ended June 30, 2004 due to a restructuring of the maintenance program which resulted in the recognition of these revenues that were netted against costs during 2003, as well as growth in Nextel Mexico’s customer base utilizing this program; and

•	increases in average revenues per handset on a local currency basis largely due to the successful implementation of previously introduced monthly service plans with higher access charges and price increases applied to the existing customer base.
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
2. Cost of revenues
      The $15.4 million, or 33%, and $8.9 million, or 38%, increases in cost of service from the six and three months ended June 30, 2003 to the six and three months ended June 30, 2004 are principally due to the following:

•	increases in interconnect costs primarily resulting from 37% increases in total system minutes of use, partially offset by decreases in variable interconnect cost per minute of use due to the renegotiation of interconnect rates with some of Nextel Mexico’s traffic carriers;

•	increases in service and repair costs largely due to Nextel Mexico’s restructured handset maintenance program which resulted in the recognition of these costs that were netted against revenues during 2003 and increased claims under this program resulting from growth in Nextel Mexico’s customer base; and

•	increases in direct switch and transmitter and receiver site costs resulting from a 22% increase in the number of transmitter and receiver sites in service from June 30, 2003 to June 30, 2004.
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
4. General and administrative expenses
      The $12.6 million, or 33%, and $3.5 million, or 15%, increases in general and administrative costs from the six and three months ended June 30, 2003 to the same periods in 2004 are largely a result of the following:

•	$9.8 million, or 48%, and $2.7 million, or 20%, increases in general corporate costs resulting from increases in taxes on operating revenues, as well as expenses recognized as a result of government-mandated employee profit sharing;

•	$2.8 million, or 26%, and $1.4 million, or 25%, increases in customer care expenses primarily due to increases in payroll and employee related expenses caused by increases in customer care personnel necessary to support a larger customer base; and

•	$1.5 million, or 38%, and $0.7 million, or 31%, increases in information technology expenses resulting from several maintenance contracts entered into during the first half of 2004.
      These increases were partially offset by $1.6 million, or 59%, and $1.4 million, or 83%, decreases in bad debt expense, which also decreased as a percentage of revenue from 1.0% and 1.3% for the six and three months ended June 30, 2003 to less than 1.0% for the six and three months ended June 30, 2004, mostly as a result of improved collections.
5. Depreciation and amortization
      The $1.9 million, or 6% increase, and $0.5 million, or 3%, increase in depreciation and amortization from the six and three months ended June 30, 2003 to the same periods in 2004 are primarily due to a 22% increase in Nextel Mexico’s gross property, plant and equipment mostly due to the build-out of new service areas partially offset by a decrease in amortization. This decrease is the result of the reversal of certain valuation allowances for deferred tax assets created in connection with our application of fresh-start accounting, which we recorded as a reduction to the intangible assets that existed as of the date of our application of fresh-start accounting.
6. Interest expense
      The $1.1 million, or 13%, increase in interest expense from the six months ended June 30, 2003 to the same period in 2004 is primarily due to an increase in interest incurred on Nextel Mexico’s tower financing obligations, partially offset by a decrease in interest related to the international equipment facility in connection with the incremental pay-downs of this facility during the third quarter of 2003 and the first quarter of 2004. The remaining amount outstanding under this facility was paid off in July 2004.

      The $0.4 million, or 10%, decrease in interest expense from the three months ended June 30, 2003 to the three months ended June 30, 2004 is largely a result of decreased interest related to the incremental pay-downs of the international equipment facility described above.
7. Foreign currency transaction gains (losses), net
      Foreign currency transaction losses of $6.8 million for the six months ended June 30, 2003 are mostly due to the relative weakening of the peso compared to the U.S. dollar on Nextel Mexico’s U.S. dollar-denominated liabilities, principally its portion of the international equipment facility, which was paid down incrementally during the third quarter of 2003 and the first quarter of 2004.
      As a result of the pay-off of this facility in July 2004, Nextel Mexico’s exposure to foreign currency transaction losses will be substantially reduced.
      Foreign currency transaction gains of $4.6 million for the three months ended June 30, 2003 are mostly due to the relative strengthening of the peso compared to the U.S. dollar on Nextel Mexico’s U.S. dollar-denominated liabilities, primarily its portion of the international equipment facility, which was paid off in July 2004 as described above.
c. Nextel Brazil

		% of		% of
		Nextel		Nextel	Change from
		Brazil’s		Brazil’s	Previous Year
	June 30,	Operating	June 30,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	Restated	Restated	Restated	Restated	Restated	Restated
	(dollars in thousands)
Six Months Ended
Operating revenues
Service and other revenues	$83,839	91%	$63,628	93%	$20,211	32%
Digital handset and accessory sales revenues	7,962	9%	5,139	7%	2,823	55%

	91,801	100%	68,767	100%	23,034	33%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(37,893)	(41)%	(24,566)	(36)%	(13,327)	54%
Cost of digital handset and accessory sales	(23,444)	(26)%	(10,954)	(16)%	(12,490)	114%

	(61,337)	(67)%	(35,520)	(52)%	(25,817)	73%
Selling and marketing expenses	(13,148)	(14)%	(9,147)	(13)%	(4,001)	44%
General and administrative expenses	(9,115)	(10)%	(17,917)	(26)%	8,802	(49)%

Segment earnings	8,201	9%	6,183	9%	2,018	33%
Depreciation and amortization	(5,270)	(6)%	(1,366)	(2)%	(3,904)	286%

Operating income	2,931	3%	4,817	7%	(1,886)	(39)%
Interest expense	(4,950)	(5)%	(5,688)	(8)%	738	(13)%
Interest income	1,804	2%	2,152	3%	(348)	(16)%
Foreign currency transaction (losses) gains, net	(488)	(1)%	21,895	32%	(22,383)	(102)%
Other income (expense), net	1,875	2%	(2,939)	(4)%	4,814	(164)%

Income before income tax	$1,172	1%	$20,237	30%	$(19,065)	(94)%

			% of				% of
			Nextel				Nextel		Change from
			Brazil’s				Brazil’s		Previous Year
	June 30,		Operating		June 30,		Operating
	2004		Revenues		2003		Revenues		Dollars		Percent

	Restated		Restated		Restated		Restated		Restated		Restated
	(dollars in thousands)
Three Months Ended
Operating revenues
Service and other revenues	$43,285		89%		$32,712		93%		$10,573		32%
Digital handset and accessory sales revenues	5,322 48,607		11	% 100%	2,381 35,093		7	% 100%	2,941 13,514		124	% 39%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(20,315	) (14,003)	(42	)% (29)%	(13,324	) (5,229)	(38	)% (15)%	(6,991	) (8,774)	52	% 168%
Cost of digital handset and accessory sales	(34,318)		(71)%		(18,553)		(53)%		(15,765)		85%
	(7,236)		(15)%		(4,403)		(12)%		(2,833)		64%
Selling and marketing expenses	(2,359)		(4)%		(9,439)		(27)%		7,080		(75)%
General and administrative expenses	4,694		10%		2,698		8%		1,996		74%
Segment earnings	(2,754)		(6)%		(808)		(2)%		(1,946)		241%
Depreciation and amortization	1,940		4%		1,890		6%		50		3%
Operating income	(2,287)		(5)%		(3,457)		(10)%		1,170		(34)%
Interest expense	881		2%		1,548		4%		(667)		(43)%
Interest income
Foreign currency transaction (losses) gains, net	(526	) 2,416	(1	)% 5%	19,761 (2,868)		56	% (8)%	(20,287	) 5,284	(103	)% (184)%
Other income (expense), net	$2,424		5%		$16,874		48%		$(14,450)		(86)%
Income before income tax

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
1. Operating revenues
      The $20.2 million, or 32%, and $10.6 million, or 32%, increases in service and other revenues from the six and three months ended June 30, 2003 to the same periods in 2004 are largely the result of the following:

•	increases in average revenues per handset on a local currency basis caused by higher revenues generated through calling party pays service agreements;

•	3% and 8% increases in the average number of digital handsets in service;

•	increases in revenues earned by Nextel Brazil related to the co-location of third party tenants on its communication towers; and

•	higher revenues resulting from Nextel Brazil’s handset maintenance program.

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
5. Depreciation and amortization
      In connection with the application of fresh-start accounting principles on October 31, 2002, Nextel Brazil recorded $27.8 million in fixed asset write-downs, which substantially reduced the cost bases of Nextel Brazil’s fixed assets and resulted in less depreciation during the first half of 2003. For the year ended December 31, 2003, Nextel Brazil spent $33.0 million on capital expenditures, resulting in a significant increase in gross property, plant and equipment from June 30, 2003 to June 30, 2004. The $3.9 million and $1.9 million increases in depreciation from the six and three months ended June 30, 2003 to the same periods in 2004 are primarily due to depreciation on this higher property, plant and equipment base.

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

d. Nextel Argentina

		% of		% of
		Nextel		Nextel	Change from Previous
		Argentina’s		Argentina’s	Year
	June 30,	Operating	June 30,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	Restated	Restated	Restated	Restated	Restated	Restated
	(dollars in thousands)
Six Months Ended
Operating revenues
Service and other revenues	$75,894	91%	$44,189	90%	$31,705	72%
Digital handset and accessory sales revenues	7,560	9%	4,902	10%	2,658	54%

	83,454	100%	49,091	100%	34,363	70%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(27,551)	(33)%	(11,968)	(24)%	(15,583)	130%
Cost of digital handset and accessory sales	(14,412)	(17)%	(7,279)	(15)%	(7,133)	98%

	(41,963)	(50)%	(19,247)	(39)%	(22,716)	118%
Selling and marketing expenses	(6,567)	(8)%	(4,700)	(10)%	(1,867)	40%
General and administrative expenses	(15,040)	(18)%	(11,685)	(24)%	(3,355)	29%

Segment earnings	19,884	24%	13,459	27%	6,425	48%
Depreciation and amortization	(5,035)	(6)%	(1,009)	(2)%	(4,026)	399%

Operating income	14,849	18%	12,450	25%	2,399	19%
Interest expense	(40)	—	(46)	—	6	(13)%
Interest income	212	—	326	1%	(114)	(35)%
Foreign currency transaction losses, net	(487)	—	(510)	(1)%	23	(5)%
Other income, net	357	—	8,280	17%	(7,923)	(96)%

Income before income tax	$14,891	18%	$20,500	42%	$(5,609)	(27)%

Three Months Ended
Operating revenues
Service and other revenues	$41,219	90%	$25,606	89%	$15,613	61%
Digital handset and accessory sales revenues	4,546	10%	3,150	11%	1,396	44%

	45,765	100%	28,756	100%	17,009	59%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(16,172)	(35)%	(8,241)	(28)%	(7,931)	96%
Cost of digital handset and accessory sales	(8,629)	(19)%	(4,545)	(16)%	(4,084)	90%

	(24,801)	(54)%	(12,786)	(44)%	(12,015)	94%
Selling and marketing expenses	(3,685)	(8)%	(2,711)	(10)%	(974)	36%
General and administrative expenses	(7,415)	(16)%	(6,264)	(22)%	(1,151)	18%

Segment earnings	9,864	22%	6,995	24%	2,869	41%
Depreciation and amortization	(2,814)	(6)%	(494)	(2)%	(2,320)	470%

Operating income	7,050	16%	6,501	22%	549	8%
Interest expense	(32)	—	(46)	—	14	(30)%
Interest income	107	—	230	1%	(123)	(53)%
Foreign currency transaction gains (losses), net	155	—	(1,394)	(5)%	1,549	(111)%
Other income, net	343	1%	1,089	4%	(746)	(69)%

Income before income tax	$7,623	17%	$6,380	22%	$1,243	19%

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
1. Operating revenues
      The $31.7 million, or 72%, and $15.6 million, or 61%, increases in service and other revenues from the six and three months ended June 30, 2003 to the six and three months ended June 30, 2004 are primarily a result of the following:

•	33% and 34% increases in the average number of digital handsets in service, resulting from growth in Nextel Argentina’s existing markets;

•	increases in average revenues per handset on a local currency basis, primarily due to the implementation of a termination fee between mobile carriers during the second quarter of 2003; and

•	increased revenues under Nextel Argentina’s handset maintenance program.

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
2. Cost of revenues
      The $15.6 million, or 130%, and $7.9 million, or 96%, increases in cost of service from the six and three months ended June 30, 2003 to the six and three months ended June 30, 2004 are principally a result of the following:

•	increases in interconnect costs largely as a result of 41% and 35% increases in total system minutes of use, as well as significant increases in variable interconnect costs per minute of use resulting from higher costs under the agreement between Nextel Argentina and other mobile carriers reached in the second quarter of 2003 that allows each of the carriers to charge a fee for mobile calls that terminate on their networks;

•	increases in service and repair costs due to increased claims under Nextel Argentina’s handset maintenance program; and

•	increases in direct switch and transmitter and receiver site costs due to a 5% increase in the number of transmitter and receiver sites in service from June 30, 2003 to June 30, 2004.
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
5. Depreciation and amortization
      The $4.0 million and $2.3 million increases in depreciation and amortization from the six and three months ended June 30, 2003 to the six and three months ended June 30, 2004 are due to increased depreciation resulting from a significant increase in Nextel Argentina’s gross property, plant and equipment.
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

e. Nextel Peru

		% of		% of
		Nextel		Nextel	Change from
		Peru’s		Peru’s	Previous Year
	June 30,	Operating	June 30,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	Restated	Restated	Restated	Restated	Restated	Restated
	(dollars in thousands)
Six Months Ended
Operating revenues
Service and other revenues	$45,344	98%	$45,219	98%	$125	—
Digital handset and accessory sales revenues	1,083	2%	1,157	2%	(74)	(6)%

	46,427	100%	46,376	100%	51	—

Cost of revenues
Cost of service (exclusive of depreciation included below)	(17,477)	(38)%	(16,589)	(36)%	(888)	5%
Cost of digital handset and accessory sales	(6,782)	(14)%	(5,878)	(12)%	(904)	15%

	(24,259)	(52)%	(22,467)	(48)%	(1,792)	8%
Selling and marketing expenses	(5,522)	(12)%	(5,837)	(13)%	315	(5)%
General and administrative expenses	(8,429)	(18)%	(7,535)	(16)%	(894)	12%

Segment earnings	8,217	18%	10,537	23%	(2,320)	(22)%
Depreciation and amortization	(2,426)	(5)%	(1,445)	(3)%	(981)	68%

Operating income	5,791	13%	9,092	20%	(3,301)	(36)%
Interest expense	(111)	—	(1,021)	(2)%	910	(89)%
Interest income	837	1%	511	1%	326	64%
Foreign currency transaction gains, net	11	—	89	—	(78)	(88)%
Other expense, net	(3)	—	(867)	(2)%	864	(100)%

Income before income tax	$6,525	14%	$7,804	17%	$(1,279)	(16)%

Three Months Ended
Operating revenues
Service and other revenues	$22,747	98%	$23,052	97%	$(305)	(1)%
Digital handset and accessory sales revenues	534	2%	631	3%	(97)	(15)%

	23,281	100%	23,683	100%	(402)	(2)%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(8,651)	(37)%	(8,924)	(38)%	273	(3)%
Cost of digital handset and accessory sales	(3,384)	(15)%	(2,996)	(12)%	(388)	13%

	(12,035)	(52)%	(11,920)	(50)%	(115)	1%
Selling and marketing expenses	(2,974)	(13)%	(2,978)	(13)%	4	—
General and administrative expenses	(4,246)	(18)%	(3,901)	(16)%	(345)	9%

Segment earnings	4,026	17%	4,884	21%	(858)	(18)%
Depreciation and amortization	(1,292)	(5)%	(766)	(4)%	(526)	69%

Operating income	2,734	12%	4,118	17%	(1,384)	(34)%
Interest expense	(28)	—	(486)	(2)%	458	(94)%
Interest income	796	3%	504	2%	292	58%
Foreign currency transaction gains (losses), net	5	—	(37)	—	42	(114)%
Other income (expense), net	1	—	(792)	(3)%	793	(100)%

Income before income tax	$3,508	15%	$3,307	14%	$201	6%

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
4. Depreciation and amortization
      The $1.0 million, or 68%, and $0.5 million, or 69%, increases in depreciation and amortization from the six and three months ended June 30, 2003 to the six and three months ended June 30, 2004 are primarily due to increased depreciation resulting from a significant increase in Nextel Peru’s gross property, plant and equipment.
5. Interest expense
      The $0.9 million, or 89%, and $0.5 million, or 94%, decreases in interest expense from the six and three months ended June 30, 2003 to the six and three months ended June 30, 2004 are primarily due to the elimination of interest on Nextel Peru’s portion of the international equipment facility which it paid-down during the third quarter of 2003.

f.	Corporate and other

		% of		% of
		Corporate		Corporate	Change from
		and other		and other	Previous Year
	June 30,	Operating	June 30,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	Restated	Restated	Restated	Restated	Restated	Restated
	(dollars in thousands)
Six Months Ended
Operating revenues
Service and other revenues	$793	100%	$767	100%	$26	3%
Digital handset and accessory sales revenues	—	—	—	—	—	—

	793	100%	767	100%	26	3%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(830)	(105)%	(717)	(93)%	(113)	16%
Cost of digital handset and accessory sales	—	—	(474)	(62)%	474	(100)%

	(830)	(105)%	(1,191)	(155)%	361	(30)%
Selling and marketing expenses	(2,156)	(272)%	(2,065)	(269)%	(91)	4%
General and administrative expenses	(23,299)	NM	(14,434)	NM	(8,865)	61%

Segment losses	(25,492)	NM	(16,923)	NM	(8,569)	51%
Depreciation and amortization	(479)	(60)%	(236)	(31)%	(243)	103%

Operating loss	(25,971)	NM	(17,159)	NM	(8,812)	51%
Interest expense	(12,699)	NM	(16,458)	NM	3,759	(23)%
Interest income	1,559	197%	1,430	186%	129	9%
Loss on early extinguishment of debt, net	(79,327)	NM	—	—	(79,327)	NM
Foreign currency transaction losses, net	(8)	(1)%	(12)	(2)%	4	(33)%
Other expense, net	(221)	(28)%	(7,461)	(973)%	7,240	(97)%

Loss before income tax	$(116,667)	NM	$(39,660)	NM	$(77,007)	194%

Three Months Ended
Operating revenues
Service and other revenues	$386	100%	$378	100%	$8	2%
Digital handset and accessory sales revenues	—	—	(1)	NM	1	(100)%

	386	100%	377	100%	9	2%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(410)	(106)%	(383)	(102)%	(27)	7%
Cost of digital handset and accessory sales	—	—	(227)	(60)%	227	(100)%

	(410)	(106)%	(610)	(162)%	200	(33)%
Selling and marketing expenses	(1,039)	(269)%	(1,121)	(297)%	82	(7)%
General and administrative expenses	(13,843)	NM	(7,156)	NM	(6,687)	93%

Segment losses	(14,906)	NM	(8,510)	NM	(6,396)	75%
Depreciation and amortization	(262)	(68)%	(126)	(33)%	(136)	108%

Operating loss	(15,168)	NM	(8,636)	NM	(6,532)	76%
Interest expense	(4,435)	NM	(8,670)	NM	4,235	(49)%
Interest income	703	182%	666	177%	37	6%
Foreign currency transaction (losses) gains, net	(5)	(1)%	4	1%	(9)	(225)%
Other expense, net	(89)	(23)%	(384)	(102)%	295	(77)%

Loss before income tax	$(18,994)	NM	$(17,020)	NM	$(1,974)	12%

NM-Not Meaningful
      Corporate and other operating revenues and cost of revenues primarily represent the results of analog operations reported by Nextel Chile.

1.	General and administrative expenses
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
Liquidity and Capital Resources
      We had a working capital surplus of $406.6 million as of June 30, 2004 and $393.6 million as of December 31, 2003. The increase in our working capital is largely the result of cash flows generated by our financing activities described below.
      We recognized a net loss of $25.9 million for the six months ended June 30, 2004 and net income of $26.7 million for the three months ended June 30, 2004. The net loss for the six months ended June 30, 2004 primarily resulted from the $79.3 million loss related to the early extinguishment of substantially all of our 13.0% senior discount notes in the first quarter of 2004. We recognized net income of $21.5 million and $11.5 million for the six and three months ended June 30, 2003. Prior to 2003, our operating expenses and capital expenditures associated with developing, enhancing and operating our digital mobile networks more than offset our operating revenues. During 2003 and the first two quarters of 2004, our operating revenues more than offset our operating expenses, excluding depreciation and amortization, and cash capital expenditures. While we expect this trend to continue, if business conditions, timing of capital expenditures or expansion plans change, we may not be able to maintain this trend. See “Future Capital Needs and Resources” for a discussion of our future outlook and anticipated sources and uses of funds for the remainder of 2004.
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
Forward Looking Statements
      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. A number of the statements made in this quarterly report on Form  10-Q/A are not historical or current facts, but deal with potential future circumstances and developments and our expectations based on them. They can be identified by the use of forward-looking words such as “believes,” “expects,” “intends, “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy that involve risks and uncertainties. We caution you that these forward-looking statements are only predictions, which are subject to risks and uncertainties, including technical uncertainties, financial variations, changes in the regulatory environment, industry growth and trend predictions. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operation and results of our wireless communications business also may be subject to the effects of other risks and uncertainties in addition to the other qualifying factors identified in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, including, but not limited to:

•	our ability to meet the operating goals established by our business plan;

•	general economic conditions in Latin America and in the market segments that we are targeting for our digital mobile services;

•	the political and social conditions in the countries in which we operate, including political instability, which may affect the economies of our markets and the regulatory schemes in these countries;

•	substantive terms of any international financial aid package that may be made available to any country in which our operating companies conduct business;

•	the impact of foreign exchange volatility in our markets compared to the U.S. dollar and related currency devaluations in countries in which our operating companies conduct business;

•	reasonable access to and the successful performance of the technology being deployed in our service areas, and improvements thereon, including technology deployed in connection with the introduction of digital two-way mobile data or Internet connectivity services in our markets;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet our service deployment and marketing plans and customer demand;

•	the success of efforts to improve and satisfactorily address any issues relating to our digital mobile network performance;

•	future legislation or regulatory actions relating to our specialized mobile radio services, other wireless communication services or telecommunications generally;

•	the ability to achieve and maintain market penetration and average subscriber revenue levels sufficient to provide financial viability to our digital mobile network business;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular services and personal communications services;

•	market acceptance of our new service offerings, including Nextel Worldwide,sm Nextel Onlinesm and International Direct Connectsm;

•	our ability to access sufficient debt or equity capital to meet any future operating and financial needs; and

•	other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission, including our 2003 annual report on Form 10-K/A and our quarterly report on Form 10-Q/A for the quarter ended March 31, 2004.

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
      During our evaluation of these items, we concluded the errors (i) reflected a material weakness in our internal control over financial reporting with respect to account reconciliations at Nextel Mexico and (ii) reflected a material weakness in our internal control over financial reporting with respect to the accounting and reporting of income taxes. In addition, the occurrence of a number of significant deficiencies may also indicate a material weakness. A material weakness, as defined by the Public Company Accounting Oversight Board (PCAOB), is a reportable condition in which the design or operation of one or more elements of the internal control structure does not sufficiently reduce the risk of material errors and irregularities occurring and not being timely detected. Our management has communicated the material weaknesses and their background to our board of directors and its audit committee and our independent registered public accounting firm.
      As a result of these errors and other adjustments identified through our review, we have restated our condensed consolidated financial statements as of and for the six and three months ended June 30, 2004 and 2003, as set forth in this report.
      Except as described herein, there were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the three-month period ended June 30, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
      We have reviewed and corrected our accounting policy for income taxes to accurately track and record the reversal of deferred tax asset valuation allowances established at the time we applied fresh-start accounting. We recorded the reversal of these valuation allowances first as a reduction to our remaining intangible assets existing at our emergence from reorganization. Once these intangible assets are fully exhausted, we will record any additional reversals as an increase to paid-in capital. In addition we have identified various other errors in the calculation of income taxes. These errors occurred as a result of the misapplication of the appropriate financial accounting standard and from the lack of proper review procedures and did not result from any fraudulent activities. We acknowledge that this accounting resulted in a material error and reflects a material weakness as defined by the PCAOB. Lastly, we have restated our historical consolidated financial statements as of and for the six and three months ended June 30, 2004 and 2003, as set forth in this report.

PART II — OTHER INFORMATION.
Item 1. Legal Proceedings.
      We and/or our operating companies are parties to certain legal proceedings that are described in our 2003 annual report on Form 10-K/A. During the three months ended June 30, 2004, there were no material changes in the status of or developments regarding those legal proceedings that have not been previously disclosed in our 2003 annual report on Form 10-K/A and our quarterly report on Form 10-Q/A for the quarter ended March 31, 2004.
Item 4. Submission of Matters to a Vote of Security Holders.

(a)	Our Annual Meeting of Stockholders was held on Tuesday, April 28, 2004.

(b)	Not applicable.

(c)	The common stockholders voted for the election of two (2) directors to serve for terms of three (3) years each, expiring on the date of the annual meeting in 2007 or until their successors are elected. In addition, Charles F. Wright was nominated and elected to the Board of Directors pursuant to Motorola Credit Corporation’s rights under the Special Director Preferred Stock. Mr. Wright was not subject to the vote of holders of our common stock. The results of the voting in these elections are set forth below.

Nominee	Votes For	Votes Withheld	Broker Non-votes

Steven P. Dussek	52,602,631	10,162,909	N/A
Steven M. Shindler	61,448,298	1,317,242	N/A
Charles F. Wright	1	—	N/A
      The terms of office of the following directors continued after the meeting:

Class of 2005	Class of 2006

Neal P. Goldman Charles M. Herington John W. Risner	George A. Cope Carolyn Katz Donald E. Morgan
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