Form 10-Q/A
period 2004-09-30
NII HOLDINGS INC
filed 2005-03-28
CIK 1037016

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
      We have restated our previously issued condensed consolidated financial statements and related footnotes as of and for the nine and three months ended September 30, 2004 and 2003, as set forth in Note 2 to the condensed consolidated financial statements in this quarterly report on Form 10-Q/A. We have also restated our previously issued consolidated financial statements and related footnotes as of and for the year ended December 31, 2003, as set forth in Note 2 to our consolidated financial statements included in our 2003 annual report on Form 10-K/A. We are restating our condensed consolidated financial statements to correct for the following items:

•	Bookkeeping errors at our operating company in Mexico;

•	Accounting for deferred tax asset valuation allowance reversals;

•	Certain errors in the calculation of income taxes for financial statement purposes;

•	Discrete tax benefit related to the reversal of post-reorganization deferred tax asset valuation allowance;

•	Insurance claim receivables and write-downs for damaged equipment in Mexico;

•	Revenue recognition for suspended customers in Mexico;

•	Depreciation of handsets in Argentina; and

•	Other insignificant miscellaneous adjustments.

      All amounts in this quarterly report on Form 10-Q/ A have been updated, as appropriate, to reflect this restatement. Other than for the items discussed in this Explanatory Note, we did not update this quarterly report on Form 10-Q/ A for subsequent events that occurred after we filed our original quarterly report on Form 10-Q on November 15, 2004.

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

      We determined the reversal of certain valuation allowances on deferred tax assets that were established at the time of our application of fresh-start accounting in 2002 were not correctly reported in our consolidated financial statements for subsequent periods. For the two-month period ended December 31, 2002, the year ended December 31, 2003 and the six-month period ended June 30, 2004, we originally reversed valuation allowances which reduced the provision for income taxes. In accordance with the American Institute of Certified Public Accountants’ Statement of Position, or SOP, 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” the reversal of valuation allowances established in fresh-start accounting should first reduce intangible assets existing at our emergence from reorganization until fully exhausted, followed by increases to paid-in capital. We corrected for this error for all periods presented in our condensed consolidated financial statements in our originally filed quarterly report on Form 10-Q for the three months ended September 30, 2004. Subsequent to the filing of this report, we identified an error in the original methodology that we utilized, which we have corrected in these condensed consolidated financial statements.
      For the two months ended December 31, 2002 and the ten months ended October 31, 2002, we identified errors in the calculation of income tax expense in Mexico for financial statement purposes. The adjustment to correct our income tax expense for this matter increases our long-lived assets as of October 31, 2002 because of the application of fresh-start accounting under SOP 90-7. As a result, we understated amortization and depreciation related to those long-lived assets for periods subsequent to the ten months ended October 31, 2002. We identified tax computational errors related to taxes payable in one of our international markets resulting in an overstatement of income tax benefit for the three months ended September 30, 2003.
      During the third quarter of 2003, we recorded an income tax benefit primarily resulting from the reversal of valuation allowances established post-reorganization for tax deductions related to our international operations. We had originally recorded this benefit in the fourth quarter of 2003.
      We reviewed the accounting treatment for various insurance claims related to damaged equipment at our operating company in Mexico. As a result of this review, we determined that write-downs of damaged equipment and recording of insurance claims receivables were recorded in the incorrect quarters within 2004 and that an insurance claim receivable should not have been recorded as of September 30, 2004 as it was not deemed to be probable of collection.
      We reviewed the accrued revenue recognized for customers that had service suspended in Mexico and determined that the revenues for these customers should be accounted for on a cash basis given the uncertainty related to the collection of receivables from customers on a suspended status. This error resulted in an overstatement of operating revenues for the three and nine months ended September 30, 2004.
      During the monthly process to convert the operating results from accounting principles generally accepted in Argentina to accounting principles generally accepted in the United States, the depreciation expense related to handsets under operating leases was erroneously omitted for financial reporting purposes, for the three and nine months ended September 30, 2004.
      We identified computational errors in our statements of cash flows for the nine months ended September 30, 2004 and 2003 that resulted in adjustments between net cash provided by operating activities and net cash used in investing activities but has no effect on our cash and cash equivalent balances.

NII HOLDINGS, INC. AND SUBSIDIARIES
INDEX

			Page

Part I	Financial Information.
	Item 1.	Financial Statements — Unaudited	5
		Condensed Consolidated Balance Sheets — As of September 30, 2004 (restated) and December 31, 2003	5
		Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income — For the Nine and Three Months Ended September 30, 2004 (restated) and 2003 (restated)	6
		Condensed Consolidated Statements of Changes in Stockholders’ Equity — For the Nine Months Ended September 30, 2004 (restated) and 2003 (restated)	7
		Condensed Consolidated Statements of Cash Flows — For the Nine Months Ended September 30, 2004 (restated) and 2003 (restated)	8
		Notes to Condensed Consolidated Financial Statements	9
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	64
	Item 4.	Controls and Procedures	65

Part II	Other Information.
	Item 1.	Legal Proceedings	67
	Item 6.	Exhibits	67

PART I — FINANCIAL INFORMATION.
Item 1. Financial Statements — Unaudited.
NII HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2004 and December 31, 2003
(in thousands)

	September 30,	December 31,
	2004	2003

	Restated
	Unaudited
ASSETS
Current assets
Cash and cash equivalents	$294,691	$405,406
Short-term investments	41,769	—
Accounts receivable, less allowance for doubtful accounts of $8,309 and $9,020	144,597	119,985
Handset and accessory inventory, net	36,316	21,138
Deferred income taxes, net	28,543	41,097
Prepaid expenses and other	65,571	59,128

Total current assets	611,487	646,754
Property, plant and equipment, net of accumulated depreciation of $113,031 and $56,913	466,281	368,434
Intangible assets, net	67,061	85,818
Other assets	57,985	27,430

Total assets	$1,202,814	$1,128,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, accrued expenses and other	$215,487	$201,173
Deferred revenues	38,078	32,040
Accrued interest	1,747	5,022
Due to related parties	18,664	13,460
Current portion of long-term debt	1,783	1,466

Total current liabilities	275,759	253,161
Long-term debt, including $0 and $168,067 due to related parties	591,847	535,290
Deferred revenues (related party)	43,575	45,968
Other long-term liabilities	73,539	76,247

Total liabilities	984,720	910,666

Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, 69,831 shares issued and outstanding — 2004, 68,883 shares issued and outstanding — 2003	70	69
Paid-in capital	182,318	164,705
Deferred compensation	(14,002)	—
Retained earnings	105,751	103,978
Accumulated other comprehensive loss	(56,043)	(50,982)

Total stockholders’ equity	218,094	217,770

Total liabilities and stockholders’ equity	$1,202,814	$1,128,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
For the Nine and Three Months Ended September 30, 2004 and 2003
(in thousands, except per share amounts)
Unaudited

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	Restated	Restated	Restated	Restated
Operating revenues
Service and other revenues	$852,598	$644,427	$297,783	$234,996
Digital handset and accessory sales revenues	43,702	31,147	17,129	11,234

	896,300	675,574	314,912	246,230

Operating expenses
Cost of service (exclusive of depreciation included below)	229,369	169,834	83,726	69,491
Cost of digital handset and accessory sales	143,197	91,348	50,663	32,563
Selling, general and administrative	279,689	227,523	98,808	80,390
Depreciation	60,329	32,343	20,283	13,205
Amortization	9,919	23,845	3,032	7,210

	722,503	544,893	256,512	202,859

Operating income	173,797	130,681	58,400	43,371

Other income (expense)
Interest expense	(38,844)	(49,207)	(11,754)	(18,284)
Interest income	9,243	7,056	3,632	1,828
(Loss) gain on early extinguishment of debt, net (Note 5)	(79,327)	22,404	—	22,404
Foreign currency transaction gains (losses), net	1,829	12,256	(551)	(2,358)
Other expense, net	(605)	(8,603)	(1,797)	(1,557)

	(107,704)	(16,094)	(10,470)	2,033

Income before income tax (provision) benefit	66,093	114,587	47,930	45,404
Income tax (provision) benefit	(64,320)	(44,726)	(20,246)	2,978

Net income	$1,773	$69,861	$27,684	$48,382

Net income per common share, basic (Note 1)	$0.03	$1.14	$0.40	$0.77

Net income per common share, diluted (Note 1)	$0.02	$1.08	$0.37	$0.74

Weighted average number of common shares outstanding, basic	69,500	61,449	69,705	62,695

Weighted average number of common shares outstanding, diluted	72,398	64,711	79,196	65,692

Comprehensive (loss) income
Foreign currency translation adjustment	$(5,061)	$(36,054)	$1,756	$(3,687)
Unrealized loss on cash flow hedge	—	—	—	(5,311)

Other comprehensive (loss) income	(5,061)	(36,054)	1,756	(8,998)
Net income	1,773	69,861	27,684	48,382

	$(3,288)	$33,807	$29,440	$39,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2004 and 2003
(in thousands)
Unaudited

						Accumulated
	Common Stock					Other
			Paid-in	Deferred	Retained	Comprehensive
	Shares	Amount	Capital	Compensation	Earnings	Loss	Total

Balance, January 1, 2004	68,883	$69	$164,705	$—	$103,978	$(50,982)	$217,770
Net income	—	—	—	—	1,773	—	1,773
Other comprehensive loss	—	—	—	—	—	(5,061)	(5,061)
Issuance of restricted stock	—	—	16,295	(16,295)	—	—	—
Amortization of restricted stock expense	—	—	—	2,293	—	—	2,293
Stock option expense	—	—	213	—	—	—	213
Exercise of stock options	948	1	1,105	—	—	—	1,106

Balance, September 30, 2004 — Restated	69,831	$70	$182,318	$(14,002)	$105,751	$(56,043)	$218,094

						Accumulated
	Common Stock					Other
			Paid-in	Deferred	Retained	Comprehensive
	Shares	Amount	Capital	Compensation	Earnings	Loss	Total

Balance, January 1, 2003	60,000	$60	$49,138	$—	$22,764	$(350)	$71,612
Net income	—	—	—	—	69,861	—	69,861
Other comprehensive loss	—	—	—	—	—	(36,054)	(36,054)
Exercise of stock options	1,815	2	1,513	—	—	—	1,515
Public offering, net	6,000	6	113,115	—	—	—	113,121

Balance, September 30, 2003 — Restated	67,815	$68	$163,766	$—	$92,625	$(36,404)	$220,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2004 and 2003
(in thousands)
Unaudited

	2004	2003

	Restated	Restated
Cash flows from operating activities
Net income	$1,773	$69,861
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on early extinguishment of debt, net	79,327	(22,404)
Amortization of debt financing costs and accretion of senior discount notes	6,413	18,602
Depreciation and amortization	70,248	56,188
Provision for losses on accounts receivable	4,263	5,636
Provision for losses on inventory	1,804	1,657
Foreign currency transaction gains, net	(1,829)	(12,256)
Deferred income tax provision	24,858	62,976
Loss on equipment damaged or disposal of property, plant and equipment	696	1,303
Non-cash stock compensation	2,506	—
Other, net	(1,899)	385
Change in assets and liabilities:
Accounts receivable, gross	(28,900)	(19,038)
Handset and accessory inventory, gross	(17,042)	(6,713)
Prepaid expenses and other	(7,771)	4,602
Other long-term assets	(18,887)	2,597
Accounts payable, accrued expenses and other	(3,424)	(23,881)
Current deferred revenue	6,038	7,007
Due to related parties	5,204	(12,199)
Other long-term liabilities	833	21,874
Proceeds from spectrum sharing agreement with Nextel Communications	—	25,000

Net cash provided by operating activities	124,211	181,197

Cash flows from investing activities
Capital expenditures	(151,826)	(155,698)
Purchases of short-term investments	(41,769)	—
Payments for acquisitions, purchases of licenses and other	(2,791)	(39,786)

Net cash used in investing activities	(196,386)	(195,484)

Cash flows from financing activities
Proceeds from stock option exercises	1,106	1,515
Gross proceeds from issuance of convertible notes	300,000	180,000
Repayments of senior secured discount notes	(211,212)	(186,000)
Repayments under long-term credit facilities	(125,000)	—
Net proceeds from sale of common stock	—	113,121
Repayments under capital lease and financing obligations	(1,172)	—
Payment of debt financing costs	(8,538)	(5,228)
Gross proceeds from towers financing transactions	11,600	88,672
Transfers to restricted cash	(5,901)	—

Net cash (used in) provided by financing activities	(39,117)	192,080

Effect of exchange rate changes on cash and cash equivalents	577	1,505

Net (decrease) increase in cash and cash equivalents	(110,715)	179,298
Cash and cash equivalents, beginning of period	405,406	231,161

Cash and cash equivalents, end of period	$294,691	$410,459

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
      You should read the condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our 2003 annual report on Form 10-K/ A, and our quarterly reports on Form 10-Q/ A for the quarters ended March 31, 2004 and June 30, 2004, which were amended and restated for the reasons set forth in Note 2. You should not expect results of operations of interim periods to be an indication of the results for a full year.
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
      On February 26, 2004, we announced a 3-for-1 common stock split which was effected in the form of a stock dividend that was paid on March 22, 2004 to holders of record as of March 12, 2004. As a result of this stock split, we retroactively restated all historical share and earnings per share data, par value and paid-in capital balances included in our financial statements for the nine and three months ended September 30, 2004 and 2003.
      Restatement of Previously Issued Condensed Consolidated Financial Statements. We have restated our previously issued condensed consolidated financial statements and related footnotes as of and for the nine and three months ended September 30, 2004 and 2003, as set forth in this report. For additional information regarding this restatement, see Note 2.
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
      Accumulated Other Comprehensive Loss. Accumulated other comprehensive loss represents a cumulative foreign currency translation adjustment of $56.0 million as of September 30, 2004 and $51.0 million as of December 31, 2003.

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited

Supplemental Cash Flow Information.

	Nine Months Ended
	September 30,

	2004	2003

	Restated	Restated
	(in thousands)
Capital expenditures
Cash paid for capital expenditures, including capitalized interest	$151,826	$155,698
Changes in capital expenditures accrued and unpaid or financed	8,914	528

	$160,740	$156,226

Interest costs
Interest expense	$38,844	$49,207
Interest capitalized	1,720	4,958

	$40,564	$54,165

Cash paid for interest, net of amounts capitalized	$24,662	$34,437

Cash paid for income taxes	$35,267	$17,786

Cash paid for reorganization items included in operating activities	$—	$2,503

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

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
      The following tables provide a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our consolidated statements of operations and comprehensive (loss) income for the nine and three months ended September 30, 2004 and 2003:

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003

	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	Restated		Restated	Restated		Restated
	(In thousands, except per share data)
Basic net income per share:
Net income	$1,773	69,500	$0.03	$69,861	61,449	$1.14

Effect of dilutive securities:
Stock options	—	2,898		—	3,262

Diluted net income per share:
Net income	$1,773	72,398	$0.02	$69,861	64,711	$1.08

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003

	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	Restated		Restated	Restated		Restated
	(In thousands, except per share data)
Basic net income per share:
Net income	$27,684	69,705	$0.40	$48,382	62,695	$0.77

Effect of dilutive securities:
Stock options	—	2,741		—	2,997
3.5% convertible notes	1,575	6,750		—	—

Diluted net income per share:
Net income	$29,259	79,196	$0.37	$48,382	65,692	$0.74

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

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	Restated	Restated	Restated	Restated
	(in thousands, except per share data)
Net income, as reported	$1,773	$69,861	$27,684	$48,382
Add:
Stock-based employee compensation expense included in reported net income, net of related tax effects	2,506	—	1,357	—
Deduct:
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(7,627)	(679)	(4,127)	(249)

Pro forma net (loss) income	$(3,348)	$69,182	$24,914	$48,133

Net income (loss) per share:
Basic — as reported	$0.03	$1.14	$0.40	$0.77

Basic — pro forma	$(0.05)	$1.13	$0.36	$0.77

Diluted — as reported	$0.02	$1.08	$0.37	$0.74

Diluted — pro forma	$(0.05)	$1.06	$0.33	$0.73

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
      We have restated our previously issued condensed consolidated financial statements and related footnotes as of and for the nine and three months ended September 30, 2004 and 2003. We have also restated our previously issued consolidated financial statements and related footnotes as of and for the year ended December 31, 2003 as set forth in Note 2 to our consolidated financial statements included in our 2003 annual report on Form 10-K/A. We are restating our condensed consolidated financial statements to correct for the following items:

•	Bookkeeping errors at our operating company in Mexico;

•	Accounting for deferred tax asset valuation allowance reversals;

•	Certain errors in the calculation of income taxes for financial statement purposes;

•	Discrete tax benefit related to the reversal of post-reorganization deferred tax asset valuation allowance;

•	Insurance claim receivables and write-downs for damaged equipment in Mexico;

•	Revenue recognition for suspended customers in Mexico;

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited

•	Depreciation of handsets in Argentina; and

•	Other insignificant miscellaneous adjustments.

      All amounts in these condensed consolidated financial statements have been updated, as appropriate, to reflect this restatement. Other than for the items discussed in this Note, we did not update these condensed consolidated financial statements for subsequent events that occurred after we filed our original quarterly report on Form 10-Q on November 15, 2004.

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

      We determined the reversal of certain valuation allowances on deferred tax assets that were established at the time of our application of fresh-start accounting in 2002 were not correctly reported in our consolidated financial statements for subsequent periods. For the two-month period ended December 31, 2002, the year ended December 31, 2003 and the six-month period ended June 30, 2004, we originally reversed valuation allowances which reduced the provision for income taxes. In accordance with the American Institute of Certified Public Accountants’ Statement of Position, or SOP, 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” the reversal of valuation allowances established in fresh-start accounting should first reduce intangible assets existing at our emergence from reorganization until fully exhausted, followed by increases to paid-in capital. We corrected for this error for all periods presented in our condensed consolidated financial statements in our originally filed quarterly report on Form 10-Q for the three months ended September 30, 2004. Subsequent to the filing of this report, we identified an error in the original methodology that we utilized, which we have corrected in these condensed consolidated financial statements.
      For the two months ended December 31, 2002 and the ten months ended October 31, 2002, we identified errors in the calculation of income tax expense in Mexico for financial statement purposes. The adjustment to correct our income tax expense for this matter increases our long-lived assets as of October 31, 2002 because of the application of fresh-start accounting under SOP 90-7. As a result, we understated amortization and depreciation related to those long-lived assets for periods subsequent to the ten months ended October 31, 2002. We identified tax computational errors related to taxes payable in one of our international markets resulting in an overstatement of income tax benefit for the three months ended September 30, 2003.

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
      During the third quarter of 2003, we recorded an income tax benefit primarily resulting from the reversal of valuation allowances established post-reorganization for tax deductions related to our international operations. We had originally recorded this benefit in the fourth quarter of 2003.
      We reviewed the accounting treatment for various insurance claims related to damaged equipment at our operating company in Mexico. As a result of this review, we determined that write-downs of damaged equipment and recording of insurance claims receivables were recorded in the incorrect quarters within 2004 and that an insurance claim receivable should not have been recorded as of September 30, 2004 as it was not deemed to be probable of collection.
      We reviewed the accrued revenue recognized for customers that had service suspended in Mexico and determined that the revenues for these customers should be accounted for on a cash basis given the uncertainty related to the collection of receivables from customers on a suspended status. This error resulted in an overstatement of operating revenues for the three and nine months ended September 30, 2004.
      During the monthly process to convert the operating results from accounting principles generally accepted in Argentina to accounting principles generally accepted in the United States, the depreciation expense related to handsets under operating leases was erroneously omitted for financial reporting purposes, for the three- and nine-months ended September 30, 2004.
      We identified computational errors in our statements of cash flows for the nine months ended September 30, 2004 and 2003 that resulted in adjustments between net cash provided by operating activities and net cash used in investing activities but has no effect on our cash and cash equivalent balances.
      The following tables present the effects of the restatement adjustments on our previously reported unaudited condensed consolidated statements of operations for the nine and three months ended September 30, 2004 and 2003, our previously reported unaudited condensed consolidated balance sheets as of

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
September 30, 2004 and 2003 and our previously reported condensed consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003:
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended				For the Nine Months Ended
	September 30, 2004				September 30, 2003

	As			As	As			As
	Reported	Adjustment		Restated	Reported	Adjustment		Restated

	(in thousands, except per share amounts)
Operating revenues	$897,538	$(1,238	)(a)	$896,300	$675,574	$—		$675,574

Operating expenses
Cost of service	229,369	—		229,369	169,834	—		169,834
Cost of digital handset and accessory sales	143,197	—		143,197	91,348	—		91,348
Selling, general and administrative	281,913	(2,224	)(b)	279,689	228,466	(943	)(b)	227,523
Depreciation	58,495	1,834	(c)	60,329	32,030	313	(c)	32,343
Amortization	3,689	6,230	(d)	9,919	24,150	(305	)(d)	23,845

Total operating expenses	716,663	5,840		722,503	545,828	(935)		544,893

Operating income	180,875	(7,078)		173,797	129,746	935		130,681

Other income (expense)
Gain on early extinguishment of debt, net	(79,327)	—		(79,327)	22,404	—		22,404
Foreign currency transaction gains, net	75	1,754	(e)	1,829	14,157	(1,901	)(e)	12,256
Interest expense and all other non-operating expenses, net	(29,732)	(474	)(f)	(30,206)	(50,754)	—		(50,754)

Total other expense	(108,984)	1,280		(107,704)	(14,193)	(1,901)		(16,094)

Income before income tax provision	71,891	(5,798)		66,093	115,553	(966)		114,587
Income tax provision	(68,185)	3,865	(g)	(64,320)	(65,820)	21,094	(g)	(44,726)

Net income	$3,706	$(1,933)		$1,773	$49,733	$20,128		$69,861

Net income per common share, basic	$0.05	$(0.02)		$0.03	$0.81	$0.33		$1.14

Net income per common share, diluted	$0.05	$(0.03)		$0.02	$0.77	$0.31		$1.08

Weighted average number of common shares outstanding, basic	69,500	—		69,500	61,449	—		61,449

Weighted average number of common shares outstanding, diluted	72,398	—		72,398	64,711	—		64,711

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
     The statements of operations components changed, as reflected in the “Adjustment” column above, as a result of the following restatement adjustments:

		Nine Months	Nine Months
		Ended	Ended
		September 30, 2004	September 30, 2003

		(in thousands)
(a)	Operating revenues
	Revenue recognition for suspended customers	$(1,238)	$—

	Net decrease	$(1,238)	$—

(b)	Selling, general and administrative
	Mexico bookkeeping errors	$(3,854)	$(943)
	Insurance claims for damaged equipment	1,630	—

	Net decrease	$(2,224)	$(943)

(c)	Depreciation
	Mexico bookkeeping errors	$32	$151
	Tax provision calculation errors	162	162
	Argentina handset depreciation	1,640	—

	Net increase	$1,834	$313

(d)	Amortization
	Mexico bookkeeping errors	$132	$144
	Tax provision calculation errors	213	213
	Correction of release of deferred tax asset valuation allowance	5,885	(662)

	Net increase (decrease)	$6,230	$(305)

(e)	Foreign currency transaction gains, net
	Mexico bookkeeping errors	$1,754	$(1,901)

	Net change	$1,754	$(1,901)

(f)	Interest expense and all other non-operating expenses, net
	Other	$(474)	$—

	Net increase	$(474)	$—

(g)	Income tax provision
	Tax provision calculation errors	$1,675	$(3,111)
	Correction of release of deferred tax asset valuation allowance, tax impact of Mexico bookkeeping errors and other	2,190	255
	Discrete tax benefit related to the reversal of post-reorganization deferred tax asset valuation allowance	—	23,950

	Net decrease	$3,865	$21,094

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended				For the Three Months Ended
	September 30, 2004				September 30, 2003

	As			As	As			As
	Reported	Adjustment		Restated	Reported	Adjustment		Restated

	(in thousands, except per share amounts)
Operating revenues	$316,150	$(1,238	)(h)	$314,912	$246,230	$—		$246,230

Operating expenses
Cost of service	83,726	—		83,726	69,491	—		69,491
Cost of digital handset and accessory sales	50,663	—		50,663	32,563	—		32,563
Selling, general and administrative	99,431	(623	)(i)	98,808	77,268	3,122	(i)	80,390
Depreciation	20,076	207	(j)	20,283	13,101	104	(j)	13,205
Amortization	473	2,559	(k)	3,032	7,301	(91	)(k)	7,210

Total operating expenses	254,369	2,143		256,512	199,724	3,135		202,859

Operating income	61,781	(3,381)		58,400	46,506	(3,135)		43,371

Other income (expense)
Gain on early extinguishment of debt, net	—	—		—	22,404	—		22,404
Foreign currency transaction gains (losses), net	46	(597	)(l)	(551)	(3,365)	1,007	(l)	(2,358)
Interest expense and all other non-operating expenses, net	(9,681)	(238	)(m)	(9,919)	(18,013)	—		(18,013)

Total other (expense) income	(9,635)	(835)		(10,470)	1,026	1,007		2,033

Income before income tax (provision) benefit	52,146	(4,216)		47,930	47,532	(2,128)		45,404
Income tax (provision) benefit	(23,915)	3,669	(n)	(20,246)	(18,583)	21,561	(n)	2,978

Net income	$28,231	$(547)		$27,684	$28,949	$19,433		$48,382

Net income per common share, basic	$0.41	$(0.01)		$0.40	$0.46	$0.31		$0.77

Net income per common share, diluted	$0.38	$(0.01)		$0.37	$0.44	$0.30		$0.74

Weighted average number of common shares outstanding, basic	69,705	—		69,705	62,695	—		62,695

Weighted average number of common shares outstanding, diluted	79,196	—		79,196	65,692	—		65,692

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
     The statements of operations components changed, as reflected in the “Adjustment” column above, as a result of the following restatement adjustments:

		Three Months Ended	Three Months Ended
		September 30, 2004	September 30, 2003

		(in thousands)
(h)	Operating revenues
	Revenue recognition for suspended customers	$(1,238)	$—

	Net decrease	$(1,238)	$—

(i)	Selling, general and administrative
	Mexico bookkeeping errors	$131	$3,122
	Insurance claims for damaged equipment	(754)	—

	Net (decrease) increase	$(623)	$3,122

(j)	Depreciation
	Mexico bookkeeping errors	$8	$50
	Tax provision calculation errors	54	54
	Argentina handset depreciation	145	—

	Net increase	$207	$104

(k)	Amortization
	Mexico bookkeeping errors	$44	$48
	Tax provision calculation errors	71	71
	Correction of release of deferred tax asset valuation allowance	2,444	(210)

	Net increase (decrease)	$2,559	$(91)

(l)	Foreign currency transaction gains (losses), net
	Mexico bookkeeping errors	$(597)	$1,007

	Net change	$(597)	$1,007

(m)	Interest expense and all other non-operating expenses, net
	Other	$(238)	$—

	Net increase	$(238)	$—

(n)	Income tax (provision) benefit
	Tax provision calculation errors	$1,197	$(3,111)
	Correction of release of deferred tax asset valuation allowance, tax impact of Mexico bookkeeping errors and other	2,472	722
	Discrete tax benefit related to the reversal of post-reorganization deferred tax asset valuation allowance	—	23,950

	Net decrease	$3,669	$21,561

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

	As of September 30, 2004

	As Reported	Adjustment		As Restated

	(in thousands)
ASSETS
Current deferred income taxes, net	$40,775	$(12,232	)(o)	$28,543
Current assets, excluding current deferred income taxes, net	591,045	(8,101	)(p)	582,944
Property, plant and equipment, net	467,937	(1,656	)(q)	466,281
Intangible assets, net	42,294	24,767	(r)	67,061
Other assets	57,985	—		57,985

Total assets	$1,200,036	$2,778		$1,202,814

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses and other	$210,498	$4,989	(s)	$215,487
Other current liabilities	60,272	—		60,272
Other long-term liabilities	708,732	229	(t)	708,961

Total liabilities	979,502	5,218		984,720

Stockholders’ equity
Common stock	70	—		70
Paid-in capital	182,318	—		182,318
Deferred compensation	(14,002)	—		(14,002)
Retained earnings	108,278	(2,527	)(u)	105,751
Accumulated other comprehensive loss	(56,130)	87	(v)	(56,043)

Total stockholders’ equity	220,534	(2,440)		218,094

Total liabilities and stockholders’ equity	$1,200,036	$2,778		$1,202,814

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
      The balance sheet components changed, as reflected in the “Adjustment” column above, as a result of the following restatement adjustments:

		As of
		September 30, 2004

		(in thousands)
(o)	Current deferred income taxes, net
	Correction of release of deferred tax asset valuation allowance, Mexico bookkeeping errors and other	$(12,232)

	Net decrease	$(12,232)

(p)	Current assets, excluding current deferred income taxes, net
	Mexico bookkeeping errors	$(1,251)
	Suspended customer adjustment	(1,237)
	Insurance claims for damaged equipment	(1,997)
	Correction of release of deferred tax asset valuation allowance	(3,616)

	Net decrease	$(8,101)

(q)	Property, plant and equipment, net
	Mexico bookkeeping errors	$823
	Tax provision calculation errors	1,126
	Insurance claims for damaged equipment	(1,458)
	Argentina handset depreciation	(2,147)

	Net decrease	$(1,656)

(r)	Intangible assets, net
	Mexico bookkeeping errors	$732
	Tax provision calculation errors	998
	Correction of release of deferred tax asset valuation allowance	23,037

	Net increase	$24,767

(s)	Accounts payable, accrued expenses and other
	Mexico bookkeeping errors	$(1,952)
	Insurance claims for damaged equipment	(2,055)
	Tax provision calculation errors	8,996

	Net increase	$4,989

(t)	Other long-term liabilities
	Other	$229

	Net increase	$229

(u)	Retained earnings
	Mexico bookkeeping errors	$2,830
	Tax provision calculation errors	(6,867)
	Insurance claims for damaged equipment	(2,868)
	Correction of release of deferred tax asset valuation allowance, tax impact of Mexico bookkeeping errors and other	6,524
	Argentina handset depreciation	(2,146)

	Net decrease	$(2,527)

(v)	Accumulated other comprehensive loss
	Mexico bookkeeping errors	$(580)
	Correction of release of deferred tax asset valuation allowance and other	669
	Argentina handset depreciation	(2)

	Net decrease	$87

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

	As of September 30, 2003

	As Reported	Adjustment		As Restated

	(in thousands)
ASSETS
Current assets	$594,172	$(301	)(w)	$593,871
Property, plant and equipment, net	334,914	2,247	(x)	337,161
Intangible assets, net	138,626	310	(y)	138,936
Other assets	26,801	—		26,801

Total assets	$1,094,513	$2,256		$1,096,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses and other	$192,444	$(9,548	)(z)	$182,896
Other current liabilities	72,334	—		72,334
Other long-term liabilities	622,146	(662	)(aa)	621,484

Total liabilities	886,924	(10,210)		876,714

Stockholders’ equity
Common stock	68	—		68
Paid-in capital	163,766	—		163,766
Retained earnings	82,399	10,226	(bb)	92,625
Accumulated other comprehensive loss	(38,644)	2,240	(cc)	(36,404)

Total stockholders’ equity	207,589	12,466		220,055

Total liabilities and stockholders’ equity	$1,094,513	$2,256		$1,096,769

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
      The balance sheet components changed, as reflected in the “Adjustment” column above, as a result of the following restatement adjustments:

		As of September 30,
		2003

		(in thousands)
(w)	Current assets
	Mexico bookkeeping errors	$(301)

	Net decrease	$(301)

(x)	Property, plant and equipment, net
	Mexico bookkeeping errors	$903
	Tax provision calculation errors	1,344

	Net increase	$2,247

(y)	Intangible assets, net
	Mexico bookkeeping errors	$912
	Tax provision calculation errors	1,282
	Correction of release of deferred tax asset valuation allowance	(1,884)

	Net increase	$310

(z)	Accounts payable, accrued expenses and other
	Mexico bookkeeping errors	$5,040
	Tax provision calculation errors	9,362
	Discrete tax benefit related to the reversal of post-reorganization deferred tax asset valuation allowance	(23,950)

	Net decrease	$(9,548)

(aa)	Other long-term liabilities
	Release of deferred tax asset valuation allowance and other	$(662)

	Net decrease	$(662)

(bb)	Retained earnings
	Mexico bookkeeping errors	$(3,121)
	Tax provision calculation errors	(6,734)
	Correction of release of deferred tax asset valuation allowance, tax impact of Mexico bookkeeping errors and other	(3,869)
	Discrete tax benefit related to the reversal of post-reorganization deferred tax asset valuation allowance	23,950

	Net increase	$10,226

(cc)	Accumulated other comprehensive loss
	Mexico bookkeeping errors	$(414)
	Correction of release of deferred tax asset valuation allowance and other	2,654

	Net decrease	$2,240

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2004			September 30, 2003

	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated

			(in thousands)
Net cash provided by operating activities	$120,641	$3,570	$124,211	$184,409	$(3,212)	$181,197
Net cash used in investing activities	(192,816)	(3,570)	(196,386)	(198,696)	3,212	(195,484)
Net cash (used in) provided by financing activities	(39,117)	—	(39,117)	192,080	—	192,080
Note 3. Supplemental Balance Sheet Information
      Prepaid Expenses and Other. The components of our prepaid expenses and other are as follows:

	September 30,	December 31,
	2004	2003

	Restated
	(in thousands)
Value added tax receivables, current	$17,129	$22,596
Advances to suppliers	9,098	8,053
Insurance claims	1,266	4,853
Prepaid income taxes	3,365	4,470
Other prepaid expenses	34,713	19,156

	$65,571	$59,128

      Accounts Payable, Accrued Expenses and Other. The components of our accounts payable, accrued expenses and other are as follows:

	September 30,	December 31,
	2004	2003

	Restated
	(in thousands)
Accrued income taxes and income taxes payable	$9,375	$14,462
Accrued non-income based taxes	40,367	32,899
Accrued payroll, commissions and related items	34,075	32,816
Accrued expenses and amounts payable related to network system and information technology	40,275	40,907
Accrued capital expenditures and capital expenditure related payables	29,650	28,202
Customer deposits	16,032	11,485
Accrued non-income tax and other contingencies	5,285	6,676
Other	40,428	33,726

	$215,487	$201,173

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
      Other Long-Term Liabilities. The components of our other long-term liabilities are as follows:

	September 30,	December 31,
	2004	2003

	Restated
	(in thousands)
Non-income tax and other contingencies	$60,231	$69,627
Asset retirement obligations	3,627	3,021
Capital lease obligations	4,817	—
Other long-term liabilities	4,864	3,599

	$73,539	$76,247

Note 4. Intangible Assets
      Our intangible assets consist of our licenses, customer base and tradename, all of which have finite useful lives, as follows:

	September 30, 2004 — Restated			December 31, 2003

	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value

	(in thousands)
Amortizable intangible assets:
Licenses	$68,604	$(8,447)	$60,157	$73,595	$(5,380)	$68,215
Customer base	39,374	(34,245)	5,129	42,133	(27,684)	14,449
Tradename	3,081	(1,306)	1,775	4,132	(978)	3,154

Total intangible assets	$111,059	$(43,998)	$67,061	$119,860	$(34,042)	$85,818

      SOP 90-7 requires that reversals of valuation allowances associated with deferred tax assets that exist as of the date of application of fresh-start accounting be recorded as a reduction to intangible assets. Substantially all of our deferred tax asset valuation allowances existed as of the date of the application of fresh-start accounting. As such, under SOP 90-7, we record any valuation allowance reversals first as a reduction to our remaining intangible assets existing at our emergence from reorganization and then as an increase to paid-in capital. This accounting methodology for deferred tax asset valuation allowance reversals resulted in a decrease to the bases of our intangible assets from December 31, 2003 to September 30, 2004.
      The gross carrying values of licenses, customer base and tradename decreased by $7.8 million, $2.6 million and $1.1 million, respectively from December 31, 2003 to September 30, 2004 due to the reversal of deferred tax asset valuation allowances.

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
      Based on the carrying amount of amortizable intangible assets existing as of September 30, 2004 and current exchange rates, we estimate amortization expense for each of the next five years ending December 31 to be as follows (in thousands):

Estimated
Amortization
Years	Expense

2004	$14,375
2005	13,384
2006	4,507
2007	3,847
2008	3,847
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
      The conversion rate of the 3.5% notes is subject to adjustment if any of the following events occur:

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
      The conversion rate of the 2.875% notes is subject to adjustment if any of the following events occur:

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
Note 7. Income Taxes
      We assessed the realizability of certain deferred tax assets during the first, second and third quarters of 2004, consistent with the methodology employed during 2003. In that assessment, we considered the reversal of existing temporary differences associated with deferred tax assets, future taxable income, tax planning strategies as considered and historical and future pre-tax book income as adjusted for permanent differences between financial and tax accounting items. Accordingly, during the first quarter of 2004, we reversed

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
$13.2 million of the valuation allowance associated with deferred tax assets in Mexico due to additional information regarding our expected profitability within certain Mexican operations. Since substantially all of the Mexican valuation allowance existed as of the date we applied fresh-start accounting, $11.9 million of the valuation allowance reduced our intangible assets in accordance with SOP 90-7. Additionally, we recorded an income tax benefit of $1.3 million for the remainder of the valuation allowance as that portion related to deferred tax assets that were generated subsequent to our reorganization. During the third quarter of 2003, we recorded an income tax benefit of $24.0 million primarily resulting from the reversal of valuation allowances established post-reorganization for tax deductions related to our international operations. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our foreign operating companies and in our U.S. companies throughout 2004 to determine the appropriate level of valuation reserves. If our operations continue to demonstrate profitability, we will likely release additional deferred tax asset valuations during 2004.
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

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated

	(in thousands)
Nine Months Ended September 30, 2004 — Restated (see Note 2)
Operating revenues	$549,695	$144,057	$131,640	$70,129	$1,164	$(385)	$896,300

Segment earnings (losses)	$229,423	$8,369	$30,977	$13,170	$(37,894)	$—	$244,045
Depreciation and amortization	(49,852)	(8,610)	(7,398)	(3,936)	(769)	317	(70,248)

Operating income (loss)	179,571	(241)	23,579	9,234	(38,663)	317	173,797
Interest expense	(13,344)	(8,374)	(41)	(147)	(16,966)	28	(38,844)
Interest income	1,903	2,729	298	1,956	2,385	(28)	9,243
Loss on early extinguishment of debt, net	—	—	—	—	(79,327)	—	(79,327)
Foreign currency transaction gains (losses), net	2,530	(64)	(854)	223	(6)	—	1,829
Other (expense) income, net	(464)	174	254	(11)	(415)	(143)	(605)

Income (loss) before income tax	$170,196	$(5,776)	$23,236	$11,255	$(132,992)	$174	$66,093

Capital expenditures	$72,235	$40,344	$30,253	$15,689	$2,219	$—	$160,740

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated

	(in thousands)
Nine Months Ended September 30, 2003 — Restated (see Note 2)
Operating revenues	$417,214	$106,732	$81,541	$69,285	$1,174	$(372)	$675,574

Segment earnings (losses)	$163,001	$11,225	$22,168	$16,552	$(26,077)	$—	$186,869
Depreciation and amortization	(49,177)	(2,665)	(2,175)	(2,154)	(404)	387	(56,188)

Operating income (loss)	113,824	8,560	19,993	14,398	(26,481)	387	130,681
Interest expense	(15,338)	(8,208)	(59)	(1,895)	(28,800)	5,093	(49,207)
Interest income	1,807	3,498	411	—	6,433	(5,093)	7,056
Gain (loss) on extinguishment of debt, net	—	22,739	—	—	(335)	—	22,404
Foreign currency transaction (losses) gains, net	(10,996)	22,199	907	159	(13)	—	12,256
Other (expense) income, net	(1,695)	(3,473)	8,268	(951)	(7,261)	(3,491)	(8,603)

Income (loss) before income tax	$87,602	$45,315	$29,520	$11,711	$(56,457)	$(3,104)	$114,587

Capital expenditures	$112,467	$14,388	$13,691	$13,144	$2,536	$—	$156,226

Three Months Ended September 30, 2004 — Restated (see Note 2)
Operating revenues	$190,523	$52,256	$48,186	$23,702	$371	$(126)	$314,912

Segment earnings (losses)	$77,903	$168	$11,093	$4,953	$(12,402)	$—	$81,715
Depreciation and amortization	(15,918)	(3,340)	(2,363)	(1,510)	(290)	106	(23,315)

Operating income (loss)	61,985	(3,172)	8,730	3,443	(12,692)	106	58,400
Interest expense	(4,038)	(3,424)	(1)	(36)	(4,267)	12	(11,754)
Interest income	688	925	86	1,119	826	(12)	3,632
Foreign currency transaction (losses) gains, net	(822)	424	(367)	212	2	—	(551)
Other income (expense), net	352	(1,701)	(103)	(8)	(194)	(143)	(1,797)

Income (loss) before income tax	$58,165	$(6,948)	$8,345	$4,730	$(16,325)	$(37)	$47,930

Capital expenditures	$18,656	$22,927	$14,702	$4,878	$442	$—	$61,605

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated

	(in thousands)
Three Months Ended September 30, 2003 — Restated (see Note 2)
Operating revenues	$152,604	$37,965	$32,450	$22,909	$407	$(105)	$246,230

Segment earnings (losses)	$53,174	$5,042	$8,709	$6,015	$(9,154)	$—	$63,786
Depreciation and amortization	(17,179)	(1,299)	(1,166)	(709)	(168)	106	(20,415)

Operating income (loss)	35,995	3,743	7,543	5,306	(9,322)	106	43,371
Interest expense	(7,120)	(2,520)	(13)	(874)	(12,342)	4,585	(18,284)
Interest income	490	1,346	85	(511)	5,003	(4,585)	1,828
Gain (loss) on extinguishment of debt, net	—	22,739	—	—	(335)	—	22,404
Foreign currency transaction (losses) gains, net	(4,148)	304	1,417	70	(1)	—	(2,358)
Other (expense) income, net	(1,127)	(534)	(12)	(84)	200	—	(1,557)

Income (loss) before income tax	$24,090	$25,078	$9,020	$3,907	$(16,797)	$106	$45,404

Capital expenditures	$22,314	$5,991	$6,179	$3,955	$733	$—	$39,172

September 30, 2004 — Restated (see Note 2)
Property, plant and equipment, net	$305,751	$70,857	$49,857	$37,066	$4,195	$(1,445)	$466,281

Identifiable assets	$650,146	$186,195	$122,766	$81,566	$163,586	$(1,445)	$1,202,814

December 31, 2003
Property, plant and equipment, net	$278,118	$38,320	$25,699	$25,313	$2,602	$(1,618)	$368,434

Identifiable assets	$675,035	$138,824	$94,158	$76,935	$145,102	$(1,618)	$1,128,436

September 30, 2003 — Restated (see Note 2)
Property, plant and equipment, net	$272,853	$21,549	$18,331	$23,480	$2,673	$(1,725)	$337,161

Identifiable assets	$650,574	$115,877	$74,028	$67,471	$190,544	$(1,725)	$1,096,769

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction	36
Restatement of Previously Issued Condensed Consolidated Financial Statements	36
Critical Accounting Policies and Estimates	36
Business Overview	37
Recent Developments	38
Ratio of Earnings to Fixed Charges	39
Results of Operations	39
a. Consolidated	40
b. Nextel Mexico	46
c. Nextel Brazil	49
d. Nextel Argentina	52
e. Nextel Peru	55
f. Corporate and other	57
Liquidity and Capital Resources	59
Future Capital Needs and Resources	60
Forward Looking Statements	62
Effect of New Accounting Standards	63

Introduction
      The following is a discussion and analysis of:

•	our consolidated financial condition and results of operations for the nine and three months ended September 30, 2004 and 2003; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.
      Subject to the summary restatement described in Note 2 to our condensed consolidated financial statements, you should read this discussion in conjunction with our 2003 annual report on Form 10-K/ A, including, but not limited to, the discussion regarding our critical accounting judgments, as described below, and our quarterly reports on Form 10-Q/ A for the quarters ended March 31, 2004 and June 30, 2004. Historical results may not indicate future performance. See “Forward Looking Statements” for risks and uncertainties that may impact our future performance.
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
Restatement of Previously Issued Condensed Consolidated Financial Statements
      We have restated our previously issued condensed consolidated financial statements and related footnotes as of and for the nine and three months ended September 30, 2004 and 2003, as set forth in this quarterly report on Form 10-Q/A. We are restating our condensed consolidated financial statements to correct for the following items:

•	Bookkeeping errors at our operating company in Mexico;

•	Accounting for deferred tax asset valuation allowance reversals;

•	Certain errors in the calculation of income taxes for financial statement purposes;

•	Discrete tax benefit related to the reversal of post-reorganization deferred tax asset valuation allowance;

•	Insurance claim receivables and write-downs for damaged equipment in Mexico;

•	Revenue recognition for suspended customers in Mexico;

•	Depreciation of handsets in Argentina; and

•	Other insignificant miscellaneous adjustments.

      For additional information regarding this restatement, see Note 2 to our unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q/A. All amounts in this quarterly report on Form 10-Q/A have been updated, as appropriate, to reflect this restatement. Other than for the items discussed herein, we did not update this quarterly report on Form 10-Q/A for subsequent events that occurred after we filed our original quarterly report on Form 10-Q on November 15, 2004.
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
      Income Taxes. We assessed the realizability of certain deferred tax assets during the first, second and third quarters of 2004, consistent with the methodology employed during 2003. In that assessment, we considered the reversal of existing temporary differences associated with deferred tax assets, future taxable income, tax planning strategies as considered and historical and future pre-tax book income as adjusted for permanent differences between financial and tax accounting items. Accordingly, during the first quarter of 2004, we reversed $13.2 million of the valuation allowance associated with deferred tax assets in Mexico due to additional information regarding our expected profitability within certain Mexican operations. Since substantially all of the Mexican valuation allowance existed as of the date we applied fresh-start accounting, $11.9 million of the valuation allowance reduced our intangible assets in accordance with SOP 90-7. Additionally, we recorded an income tax benefit of $1.3 million for the remainder of the valuation allowance as that portion related to deferred tax assets that were generated subsequent to our reorganization. During the third quarter of 2003, we recorded an income tax benefit of $24.0 million primarily resulting from the reversal of valuation allowances established post-reorganization for tax deductions related to our international operations. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our foreign operating companies and in our U.S. companies throughout 2004 to determine the appropriate level of valuation reserves. If our operations continue to demonstrate profitability, we will likely release additional deferred tax asset valuations during 2004.
Ratio of Earnings to Fixed Charges

Three Months Ended June 30,

2004	2003

Restated	Restated
3.94x	2.93x
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
a. Consolidated

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	September 30,	Operating	September 30,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	Restated	Restated	Restated	Restated	Restated	Restated
	(dollars in thousands)
Nine Months Ended
Operating revenues
Service and other revenues	$852,598	95%	$644,427	95%	$208,171	32%
Digital handset and accessory sales revenues	43,702	5%	31,147	5%	12,555	40%

	896,300	100%	675,574	100%	220,726	33%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(229,369)	(26)%	(169,834)	(25)%	(59,535)	35%
Cost of digital handset and accessory sales	(143,197)	(16)%	(91,348)	(14)%	(51,849)	57%

	(372,566)	(42)%	(261,182)	(39)%	(111,384)	43%
Selling and marketing expenses	(113,887)	(13)%	(89,814)	(13)%	(24,073)	27%
General and administrative expenses	(165,802)	(18)%	(137,709)	(21)%	(28,093)	20%
Depreciation and amortization	(70,248)	(8)%	(56,188)	(8)%	(14,060)	25%

Operating income	173,797	19%	130,681	19%	43,116	33%
Interest expense	(38,844)	(4)%	(49,207)	(7)%	10,363	(21)%
Interest income	9,243	1%	7,056	1%	2,187	31%
(Loss) gain on early extinguishment of debt, net	(79,327)	(9)%	22,404	3%	(101,731)	(454)%
Foreign currency transaction gains, net	1,829	—	12,256	2%	(10,427)	(85)%
Other expense, net	(605)	—	(8,603)	(1)%	7,998	(93)%

Income before income tax provision	66,093	7%	114,587	17%	(48,494)	(42)%
Income tax provision	(64,320)	(7)%	(44,726)	(7)%	(19,594)	44%

Net income	$1,773	—%	$69,861	10%	$(68,088)	(97)%

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	September 30,	Operating	September 30,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	Restated	Restated	Restated	Restated	Restated	Restated
	(dollars in thousands)
Three Months Ended
Operating revenues
Service and other revenues	$297,783	95%	$234,996	95%	$62,787	27%
Digital handset and accessory sales revenues	17,129	5%	11,234	5%	5,895	52%

	314,912	100%	246,230	100%	68,682	28%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(83,726)	(27)%	(69,491)	(28)%	(14,235)	20%
Cost of digital handset and accessory sales	(50,663)	(16)%	(32,563)	(13)%	(18,100)	56%

	(134,389)	(43)%	(102,054)	(41)%	(32,335)	32%
Selling and marketing expenses	(39,985)	(13)%	(32,722)	(13)%	(7,263)	22%
General and administrative expenses	(58,823)	(19)%	(47,668)	(20)%	(11,155)	23%
Depreciation and amortization	(23,315)	(7)%	(20,415)	(8)%	(2,900)	14%

Operating income	58,400	18%	43,371	18%	15,029	35%
Interest expense	(11,754)	(4)%	(18,284)	(8)%	6,530	(36)%
Interest income	3,632	1%	1,828	1%	1,804	99%
Gain on early extinguishment of debt, net	—	—	22,404	9%	(22,404)	NM
Foreign currency transaction losses, net	(551)	—	(2,358)	(1)%	1,807	(77)%
Other expense, net	(1,797)	—	(1,557)	(1)%	(240)	15%

Income before income tax (provision) benefit	47,930	15%	45,404	18%	2,526	6%
Income tax (provision) benefit	(20,246)	(6)%	2,978	2%	(23,224)	NM

Net income	$27,684	9%	$48,382	20%	$(20,698)	(43)%

NM-Not Meaningful
1. Operating revenues
      Consolidated operating revenues increased $220.7 million, or 33%, and $68.7 million, or 28%, from the nine and three months ended September 30, 2003 to the same periods in 2004, primarily as a result of $208.2 million, or 32%, and $62.8 million, or 27%, increases in service and other revenues caused by the following:

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
      Consolidated digital handset and accessory sales revenues increased $12.6 million, or 40%, and $5.9 million, or 52%, from the nine and three months ended September 30, 2003 to the same periods in 2004, principally as a result of 33% and 35% increases in consolidated handset sales, as well as increases in handset upgrades provided to existing customers.

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
3. Selling and marketing expenses
      Consolidated selling and marketing expenses increased $24.1 million, or 27%, and $7.3 million, or 22%, from the nine and three months ended September 30, 2003 to the same periods in 2004, mostly as a result of the following:

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
4. General and administrative expenses
      Consolidated general and administrative expenses increased $28.1 million, or 20%, and $11.2 million, or 23%, from the nine and three months ended September 30, 2003 to the same periods in 2004, mostly as a result of the following:

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
5. Depreciation and amortization
      The $14.1 million, or 25%, increase in depreciation and amortization from the nine months ended September 30, 2003 to the same period in 2004 is primarily the result of increased depreciation on a higher consolidated property, plant and equipment base, partially offset by a decrease in amortization. This decrease is the result of the reversal of certain valuation allowances for deferred tax assets created in connection with our application of fresh-start accounting, which was recorded as a reduction to the intangible assets that existed as of the date of our application of fresh-start accounting.
6. Interest expense
      Consolidated interest expense decreased $10.4 million, or 21%, and $6.5 million, or 36%, from the nine and three months ended September 30, 2003 to the same periods in 2004, principally as a result of the following:

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
9. Foreign currency transaction gains (losses), net
      Foreign currency transaction gains of $12.3 million for the nine months ended September 30, 2003 are largely a result of $22.2 million in foreign currency transaction gains recognized in Brazil caused by an increase in the value of the Brazilian real compared to the U.S. dollar on Nextel Brazil’s U.S. dollar-denominated liabilities, primarily its Brazil equipment facility, which was extinguished in September 2003. These gains were partially offset by $11.0 million in foreign currency transaction losses in Mexico caused by a decline in the value of the Mexican peso compared to the U.S. dollar on Nextel Mexico’s U.S. dollar-denominated liabilities, primarily its international equipment facility, which was subsequently extinguished in July 2004.
      Foreign currency transaction losses of $2.4 million for the third quarter of 2003 primarily represent foreign currency transaction losses in Mexico caused by a decline in the value of the Mexican peso compared to the U.S. dollar on Nextel Mexico’s U.S. dollar-denominated liabilities, primarily its international equipment facility, which was subsequently extinguished in July 2004.
      As a result of the extinguishment of this facility, Nextel Mexico’s exposure to foreign currency transaction losses was substantially reduced.
10. Other expense, net
      Other expense, net, of $8.6 million for the nine months ended September 30, 2003 primarily consists of monetary corrections on certain tax and other contingencies in Brazil.

11. Income tax provision
      The $19.6 million, or 44%, increase in the consolidated income tax provision from the nine months ended September 30, 2003 to the same period in 2004 is primarily due to higher taxes in Mexico as a result of greater profitability, partially offset by a $23.2 million current income tax benefit due to the reversal of a valuation allowance on post-reorganization deferred tax assets in the U.S.
      The $23.2 million increase in the consolidated income tax provision from the three months ended September 30, 2003 to the same period in 2004 is primarily due to a $23.2 million current income tax benefit due to the reversal of a valuation allowance on post-reorganization deferred tax assets in the U.S.
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

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Nine Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
September 30, 2004	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

	Restated	Restated			Restated	Restated	Restated
	(dollars in thousands)
Nextel Mexico	$549,695	61%	$172,489	46%	$147,783	53%	$229,423
Nextel Brazil	144,057	16%	97,695	26%	37,993	14%	8,369
Nextel Argentina	131,640	15%	65,739	18%	34,924	12%	30,977
Nextel Peru	70,129	8%	35,783	10%	21,176	8%	13,170
Corporate and other	1,164	—	1,245	—	37,813	13%	(37,894)
Intercompany eliminations	(385)	—	(385)	—	—	—	—

Total consolidated	$896,300	100%	$372,566	100%	$279,689	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Three Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
September 30, 2004	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

	Restated	Restated			Restated	Restated	Restated
	(dollars in thousands)
Nextel Mexico	$190,523	60%	$62,442	46%	$50,178	51%	$77,903
Nextel Brazil	52,256	17%	36,358	27%	15,730	16%	168
Nextel Argentina	48,186	15%	23,776	18%	13,317	13%	11,093
Nextel Peru	23,702	8%	11,524	9%	7,225	7%	4,953
Corporate and other	371	—	415	—	12,358	13%	(12,402)
Intercompany eliminations	(126)	—	(126)	—	—	—	—

Total consolidated	$314,912	100%	$134,389	100%	$98,808	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Nine Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
September 30, 2003	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

					Restated	Restated	Restated
	(dollars in thousands)
Nextel Mexico	$417,214	62%	$135,075	52%	$119,138	52%	$163,001
Nextel Brazil	106,732	16%	57,936	22%	37,571	17%	11,225
Nextel Argentina	81,541	12%	33,476	13%	25,897	11%	22,168
Nextel Peru	69,285	10%	33,262	13%	19,471	9%	16,552
Corporate and other	1,174	—	1,805	—	25,446	11%	(26,077)
Intercompany eliminations	(372)	—	(372)	—	—	—	—

Total consolidated	$675,574	100%	$261,182	100%	$227,523	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Three Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
September 30, 2003	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

					Restated	Restated	Restated
	(dollars in thousands)
Nextel Mexico	$152,604	62%	$54,105	53%	$45,325	56%	$53,174
Nextel Brazil	37,965	16%	22,416	22%	10,507	13%	5,042
Nextel Argentina	32,450	13%	14,229	14%	9,512	12%	8,709
Nextel Peru	22,909	9%	10,795	11%	6,099	8%	6,015
Corporate and other	407	—	614	—	8,947	11%	(9,154)
Intercompany eliminations	(105)	—	(105)	—	—	—	—

Total consolidated	$246,230	100%	$102,054	100%	$80,390	100%

      A discussion of the results of operations in each of our reportable segments is provided below.

b. Nextel Mexico

		% of		% of
		Nextel		Nextel	Change from
		Mexico’s		Mexico’s	Previous Year
	September 30,	Operating	September 30,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	Restated	Restated	Restated	Restated	Restated	Restated
	(dollars in thousands)
Nine Months Ended
Operating revenues
Service and other revenues	$533,075	97%	$403,745	97%	$129,330	32%
Digital handset and accessory revenues	16,620	3%	13,469	3%	3,151	23%

	549,695	100%	417,214	100%	132,481	32%

Cost of revenue
Cost of service (exclusive of depreciation included below)	(97,652)	(18)%	(83,057)	(20)%	(14,595)	18%
Cost of digital handset and accessory sales	(74,837)	(13)%	(52,018)	(12)%	(22,819)	44%

	(172,489)	(31)%	(135,075)	(32)%	(37,414)	28%
Selling and marketing expenses	(71,646)	(13)%	(55,515)	(13)%	(16,131)	29%
General and administrative expenses	(76,137)	(14)%	(63,623)	(15)%	(12,514)	20%

Segment earnings	229,423	42%	163,001	40%	66,422	41%
Depreciation and amortization	(49,852)	(9)%	(49,177)	(12)%	(675)	1%

Operating income	179,571	33%	113,824	28%	65,747	58%
Interest expense	(13,344)	(2)%	(15,338)	(4)%	1,994	(13)%
Interest income	1,903	—	1,807	—	96	5%
Foreign currency transaction gains (losses), net	2,530	—	(10,996)	(3)%	13,526	(123)%
Other expense, net	(464)	—	(1,695)	—	1,231	(73)%

Income before income tax	$170,196	31%	$87,602	21%	$82,594	94%

Three Months Ended
Operating revenues
Service and other revenues	$183,871	97%	$147,850	97%	$36,021	24%
Digital handset and accessory revenues	6,652	3%	4,754	3%	1,898	40%

	190,523	100%	152,604	100%	37,919	25%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(35,501)	(19)%	(36,287)	(24)%	786	(2)%
Cost of digital handset and accessory sales	(26,941)	(14)%	(17,818)	(11)%	(9,123)	51%

	(62,442)	(33)%	(54,105)	(35)%	(8,337)	15%
Selling and marketing expenses	(25,137)	(13)%	(20,172)	(13)%	(4,965)	25%
General and administrative expenses	(25,041)	(13)%	(25,153)	(17)%	112	—

Segment earnings	77,903	41%	53,174	35%	24,729	47%
Depreciation and amortization	(15,918)	(8)%	(17,179)	(11)%	1,261	(7)%

Operating income	61,985	33%	35,995	24%	25,990	72%
Interest expense	(4,038)	(2)%	(7,120)	(5)%	3,082	(43)%
Interest income	688	—	490	—	198	40%
Foreign currency transaction losses, net	(822)	—	(4,148)	(2)%	3,326	(80)%
Other income (expense), net	352	—	(1,127)	(1)%	1,479	(131)%

Income before income tax	$58,165	31%	$24,090	16%	$34,075	141%

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
1. Operating revenues
      The $129.3 million, or 32%, and $36.0 million, or 24%, increases in service and other revenues from the nine and three months ended September 30, 2003 to the nine and three months ended September 30, 2004 are primarily due to the following:

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
4. General and administrative expenses
      The $12.5 million, or 20%, increase in general and administrative costs from the nine months ended September 30, 2003 to the same period in 2004 is largely a result of the following:

•	$7.6 million, or 21%, increase in general corporate costs resulting mainly from $4.2 million increases in various operating revenue-based taxes and government mandated employee profit sharing programs, as well as $1.7 million increases in payroll costs caused by a 13% increase in corporate personnel;

•	$4.0 million, or 24%, increase in customer care expenses, primarily due to increases in payroll and employee related expenses caused by increases in customer care and collections personnel necessary to support a larger customer base; and

•	$2.6 million, or 42%, increase in information technology expenses resulting from increased contractual labor caused by the implementation of new information technology projects in Mexico, as well as increased expenses related to hardware maintenance.

      These increases were partially offset by $1.8 million, or 52%, decrease in bad debt expense, which also decreased as a percentage of revenue from 0.8% for the nine months ended September 30, 2003 to 0.3% for the nine months ended September 30, 2004, mostly as a result of improved collections and stricter credit screening procedures.
5. Depreciation and amortization
      The $1.3 million, or 7%, decrease in depreciation and amortization from three months ended September 30, 2003 to the same period in 2004 is primarily due to reduced amortization resulting from a significant decrease in Nextel Mexico’s gross intangible assets from September 30, 2003 to September 30, 2004. This decrease is the result of the reversal of certain valuation allowances for deferred tax assets created in connection with our application of fresh-start accounting, which we recorded as a reduction to the intangible assets that existed as of the date of our application of fresh-start accounting.

6.	Interest expense
      The $2.0 million, or 13%, and $3.1 million, or 43%, decreases in interest expense from the nine and three months ended September 30, 2003 to the same periods in 2004 are largely a result of a decrease in interest related to Nextel Mexico’s portion of the international equipment facility as a result of the incremental pay-downs of this facility during the third quarter of 2003 and the first quarter of 2004. The remaining amount outstanding under this facility was extinguished in July 2004.

7.	Foreign currency transaction gains (losses), net
      Foreign currency transaction losses of $11.0 million and $4.1 million for the nine and three months ended September 30, 2003 are mostly due to the relative weakening of the peso compared to the U.S. dollar on Nextel Mexico’s U.S. dollar-denominated liabilities.

c. Nextel Brazil

		% of		% of
		Nextel		Brazil’s	Change from
		Brazil’s		Operating	Previous Year
	September 30,	Operating	September 30,	Revenues
	2004	Revenues	2003	Restated	Dollars	Percent

	Restated	Restated	Restated	Restated	Restated	Restated
	(dollars in thousands)
Nine Months Ended
Operating revenues
Service and other revenues	$130,553	91%	$99,015	93%	$31,538	32%
Digital handset and accessory sales revenues	13,504	9%	7,717	7%	5,787	75%

	144,057	100%	106,732	100%	37,325	35%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(61,025)	(42)%	(39,061)	(36)%	(21,964)	56%
Cost of digital handset and accessory sales	(36,670)	(26)%	(18,875)	(18)%	(17,795)	94%

	(97,695)	(68)%	(57,936)	(54)%	(39,759)	69%
Selling and marketing expenses	(20,312)	(14)%	(15,196)	(14)%	(5,116)	34%
General and administrative expenses	(17,681)	(12)%	(22,375)	(21)%	4,694	(21)%

Segment earnings	8,369	6%	11,225	11%	(2,856)	(25)%
Depreciation and amortization	(8,610)	(6)%	(2,665)	(3)%	(5,945)	223%

Operating (loss) income	(241)	—	8,560	8%	(8,801)	(103)%
Interest expense	(8,374)	(6)%	(8,208)	(8)%	(166)	2%
Interest income	2,729	2%	3,498	3%	(769)	(22)%
Foreign currency transaction (losses) gains, net	(64)	—	22,199	21%	(22,263)	(100)%
Gain on extinguishment of debt	—	—	22,739	21%	(22,739)	(100)%
Other income (expense), net	174	—	(3,473)	(3)%	3,647	(105)%

(Loss) income before income tax	$(5,776)	(4)%	$45,315	42%	$(51,091)	(113)%

Three Months Ended
Operating revenues
Service and other revenues	$46,714	89%	$35,387	93%	$11,327	32%
Digital handset and accessory sales revenues	5,542	11%	2,578	7%	2,964	115%

	52,256	100%	37,965	100%	14,291	38%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(23,132)	(44)%	(14,495)	(38)%	(8,637)	60%
Cost of digital handset and accessory sales	(13,226)	(26)%	(7,921)	(21)%	(5,305)	67%

	(36,358)	(70)%	(22,416)	(59)%	(13,942)	62%
Selling and marketing expenses	(7,164)	(14)%	(6,049)	(16)%	(1,115)	18%
General and administrative expenses	(8,566)	(16)%	(4,458)	(12)%	(4,108)	92%

Segment earnings	168	—	5,042	13%	(4,874)	(97)%
Depreciation and amortization	(3,340)	(6)%	(1,299)	(3)%	(2,041)	157%

Operating (loss) income	(3,172)	(6)%	3,743	10%	(6,915)	(185)%
Interest expense	(3,424)	(7)%	(2,520)	(7)%	(904)	36%
Interest income	925	2%	1,346	4%	(421)	(31)%
Foreign currency transaction gains, net	424	1%	304	1%	120	39%
Gain on extinguishment of debt	—	—	22,739	60%	(22,739)	(100)%
Other expense, net	(1,701)	(3)%	(534)	(2)%	(1,167)	219%

(Loss) income before income tax	$(6,948)	(13)%	$25,078	66%	$(32,026)	(128)%

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
      In connection with the application of fresh-start accounting principles on October 31, 2002, Nextel Brazil recorded $27.8 million in fixed asset write-downs, which substantially reduced the cost bases of Nextel Brazil’s fixed assets and resulted in less depreciation during the third quarter of 2003. Nextel Brazil spent $58.9 million on capital expenditures, which resulted in a significant increase in gross property, plant and equipment from September 30, 2003 to September 30, 2004. The $5.9 million and $2.0 million increases in depreciation and amortization from the nine and three months ended September 30, 2003 to the same periods in 2004 are primarily due to depreciation on this higher property, plant and equipment base, partially offset by a decrease in amortization. This decrease is the result of the reversal of certain valuation allowances for deferred tax assets created in connection with our application of fresh-start accounting, which was recorded as a reduction to the intangible assets that existed as of the date of our application of fresh-start accounting.

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
d. Nextel Argentina

		% of		% of
		Nextel		Nextel	Change from
		Argentina’s		Argentina’s	Previous Year
	September 30,	Operating	September 30,	Operating
	2004	Revenues	2003	Revenues	Percent	Dollars

	Restated	Restated	Restated	Restated	Restated	Restated
	(dollars in thousands)
Nine Months Ended
Operating revenues
Service and other revenues	$119,833	91%	$73,278	90%	$46,555	64%
Digital handset and accessory sales revenues	11,807	9%	8,263	10%	3,544	43%

	131,640	100%	81,541	100%	50,099	61%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(44,043)	(33)%	(22,118)	(27)%	(21,925)	99%
Cost of digital handset and accessory sales	(21,696)	(17)%	(11,358)	(14)%	(10,338)	91%

	(65,739)	(50)%	(33,476)	(41)%	(32,263)	96%
Selling and marketing expenses	(10,469)	(8)%	(7,674)	(10)%	(2,795)	36%
General and administrative expenses	(24,455)	(18)%	(18,223)	(22)%	(6,232)	34%

Segment earnings	30,977	24%	22,168	27%	8,809	40%
Depreciation and amortization	(7,398)	(6)%	(2,175)	(2)%	(5,223)	240%

Operating income	23,579	18%	19,993	25%	3,586	18%
Interest expense	(41)	—	(59)	—	18	(31)%
Interest income	298	—	411	—	(113)	(27)%
Foreign currency transaction (losses) gains, net	(854)	—	907	1%	(1,761)	(194)%
Other income, net	254	—	8,268	10%	(8,014)	(97)%

Income before income tax	$23,236	18%	$29,520	36%	$(6,284)	(21)%

		% of		% of
		Nextel		Nextel	Change from
		Argentina’s		Argentina’s	Previous Year
	September 30,	Operating	September 30,	Operating
	2004	Revenues	2003	Revenues	Percent	Dollars

	Restated	Restated	Restated	Restated	Restated	Restated
	(dollars in thousands)
Three Months Ended
Operating revenues
Service and other revenues	$43,939	91%	$29,089	90%	$14,850	51%
Digital handset and accessory sales revenues	4,247	9%	3,361	10%	886	26%

	48,186	100%	32,450	100%	15,736	48%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(16,492)	(34)%	(10,150)	(31)%	(6,342)	62%
Cost of digital handset and accessory sales	(7,284)	(15)%	(4,079)	(13)%	(3,205)	79%

	(23,776)	(49)%	(14,229)	(44)%	(9,547)	67%
Selling and marketing expenses	(3,902)	(8)%	(2,974)	(9)%	(928)	31%
General and administrative expenses	(9,415)	(20)%	(6,538)	(20)%	(2,877)	44%

Segment earnings	11,093	23%	8,709	27%	2,384	27%
Depreciation and amortization	(2,363)	(5)%	(1,166)	(4)%	(1,197)	103%

Operating income	8,730	18%	7,543	23%	1,187	16%
Interest expense	(1)	—	(13)	—	12	(92)%
Interest income	86	—	85	—	1	1%
Foreign currency transaction (losses) gains, net	(367)	(1)%	1,417	5%	(1,784)	(126)%
Other expense, net	(103)	—	(12)	—	(91)	NM

Income before income tax	$8,345	17%	$9,020	28%	$(675)	(7)%

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

5. Depreciation and amortization
      The $5.2 million, or 240%, and $1.2 million, or 103%, increases in depreciation and amortization from the nine and three months ended September 30, 2003 to the same periods in 2004 are principally due to increased depreciation resulting from a significant increase in Nextel Argentina’s gross property, plant and equipment, principally due to the build-out of more transmitter and receiver sites in the existing coverage area in Argentina.

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

e.	Nextel Peru

		% of		% of
		Nextel		Nextel	Change from
		Peru’s		Peru’s	Previous Year
	September 30,	Operating	September 30,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	Restated	Restated	Restated	Restated	Restated	Restated
	(dollars in thousands)
Nine Months Ended
Operating revenues
Service and other revenues	$68,358	97%	$67,588	98%	$770	1%
Digital handset and accessory revenues	1,771	3%	1,697	2%	74	4%

	70,129	100%	69,285	100%	844	1%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(25,789)	(37)%	(24,885)	(36)%	(904)	4%
Cost of digital handset and accessory sales	(9,994)	(14)%	(8,377)	(12)%	(1,617)	19%

	(35,783)	(51)%	(33,262)	(48)%	(2,521)	8%
Selling and marketing expenses	(8,288)	(12)%	(8,218)	(12)%	(70)	1%
General and administrative expenses	(12,888)	(18)%	(11,253)	(16)%	(1,635)	15%

Segment earnings	13,170	19%	16,552	24%	(3,382)	(20)%
Depreciation and amortization	(3,936)	(6)%	(2,154)	(3)%	(1,782)	83%

Operating income	9,234	13%	14,398	21%	(5,164)	(36)%
Interest expense	(147)	—	(1,895)	(3)%	1,748	(92)%
Interest income	1,956	3%	—	—	1,956	100%
Foreign currency transaction gains, net	223	—	159	—	64	40%
Other expense, net	(11)	—	(951)	(1)%	940	(99)%

Income before income tax	$11,255	16%	$11,711	17%	$(456)	(4)%

		% of		% of
		Nextel		Nextel	Change from
		Peru’s		Peru’s	Previous Year
	September 30,	Operating	September 30,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	Restated	Restated	Restated	Restated	Restated	Restated
	(dollars in thousands)
Three Months Ended
Operating revenues
Service and other revenues	$23,014	97%	$22,369	98%	$645	3%
Digital handset and accessory revenues	688	3%	540	2%	148	27%

	23,702	100%	22,909	100%	793	3%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(8,312)	(35)%	(8,296)	(36)%	(16)	—
Cost of digital handset and accessory sales	(3,212)	(14)%	(2,499)	(11)%	(713)	29%

	(11,524)	(49)%	(10,795)	(47)%	(729)	7%
Selling and marketing expenses	(2,766)	(11)%	(2,381)	(11)%	(385)	16%
General and administrative expenses	(4,459)	(19)%	(3,718)	(16)%	(741)	20%

Segment earnings	4,953	21%	6,015	26%	(1,062)	(18)%
Depreciation and amortization	(1,510)	(6)%	(709)	(3)%	(801)	113%

Operating income	3,443	15%	5,306	23%	(1,863)	(35)%
Interest expense	(36)	—	(874)	(4)%	838	(96)%
Interest income	1,119	4%	(511)	(2)%	1,630	(319)%
Foreign currency transaction gains, net	212	1%	70	—	142	203%
Other expense, net	(8)	—	(84)	—	76	(92)%

Income before income tax	$4,730	20%	$3,907	17%	$823	21%

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
      The $1.8 million, or 83%, and $0.8 million, or 113%, increases in depreciation and amortization from the nine and three months ended September 30, 2003 to the same periods in 2004 are primarily due to increased depreciation resulting from a 72% increase in Nextel Peru’s gross property, plant and equipment, principally due to the build-out of new service areas in Peru.

5.	Interest expense
      The $1.7 million, or 92%, and $0.8 million, or 96%, decreases in interest expense from the nine and three months ended September 30, 2003 to the same periods in 2004 are primarily due to the elimination of interest on Nextel Peru’s portion of the international equipment facility which it paid-down during the third quarter of 2003.

f.	Corporate and other

		% of		% of
		Corporate		Corporate	Change from
		and other		and	Previous Year
	September 30,	Operating	September 30,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	Restated	Restated	Restated	Restated	Restated	Restated
	(dollars in thousands)
Nine Months Ended
Operating revenues
Service and other revenues	$1,164	100%	$1,173	100%	$(9)	(1)%
Digital handset and accessory sales revenues	—	—	1	—	(1)	NM

	1,164	100%	1,174	100%	(10)	(1)%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(1,245)	(107)%	(1,085)	(92)%	(160)	15%
Cost of digital handset and accessory sales	—	—	(720)	(62)%	720	(100)%

	(1,245)	(107)%	(1,805)	(154)%	560	(31)%
Selling and marketing expenses	(3,172)	(273)%	(3,211)	(274)%	39	(3)%
General and administrative expenses	(34,641)	NM	(22,235)	NM	(12,406)	56%

Segment losses	(37,894)	NM	(26,077)	NM	(11,817)	45%
Depreciation and amortization	(769)	(66)%	(404)	(34)%	(365)	91%

Operating loss	(38,663)	NM	(26,481)	NM	(12,182)	46%
Interest expense	(16,966)	NM	(28,800)	NM	11,834	(41)%
Interest income	2,385	205%	6,433	548%	(4,048)	(63)%
Loss on early extinguishment of debt, net	(79,327)	NM	(335)	(29)%	(78,992)	NM
Foreign currency transaction losses, net	(6)	(1)%	(13)	(1)%	7	(54)%
Other expense, net	(415)	(36)%	(7,261)	(618)%	6,846	(94)%

Loss before income tax	$(132,992)	NM	$(56,457)	NM	$(76,535)	NM

		% of		% of
		Corporate		Corporate	Change from
		and other		and	Previous Year
	September 30,	Operating	September 30,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	Restated	Restated	Restated	Restated	Restated	Restated
	(dollars in thousands)
Three Months Ended
Operating revenues
Service and other revenues	$371	100%	$406	100%	$(35)	(9)%
Digital handset and accessory sales revenues	—	—	1	—	(1)	NM

	371	100%	407	100%	(36)	(9)%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(415)	(112)%	(368)	(90)%	(47)	13%
Cost of digital handset and accessory sales	—	—	(246)	(61)%	246	(100)%

	(415)	(112)%	(614)	(151)%	199	(32)%
Selling and marketing expenses	(1,016)	(274)%	(1,146)	(282)%	130	(11)%
General and administrative expenses	(11,342)	NM	(7,801)	NM	(3,541)	45%

Segment losses	(12,402)	NM	(9,154)	NM	(3,248)	35%
Depreciation and amortization	(290)	(78)%	(168)	(41)%	(122)	73%

Operating loss	(12,692)	NM	(9,322)	NM	(3,370)	36%
Interest expense	(4,267)	NM	(12,342)	NM	8,075	(65)%
Interest income	826	223%	5,003	NM	(4,177)	(83)%
Loss on early extinguishment of debt, net	—	—	(335)	(82)%	335	(100)%
Foreign currency transaction gains (losses), net	2	1%	(1)	—	3	NM
Other (expense) income, net	(194)	(52)%	200	49%	(394)	(198)%

Loss before income tax	$(16,325)	NM	$(16,797)	NM	$472	(3)%

NM-Not Meaningful
      Corporate and other operating revenues and cost of revenues primarily represent the results of analog operations reported by Nextel Chile.

1.	General and administrative expenses
      The $12.4 million, or 56%, and $3.6 million, or 45%, increases in general and administrative expenses from the nine and three months ended September 30, 2003 to the nine and three months ended September 30, 2004 are due to stock compensation expense of $2.3 million and $1.4 million recognized during the nine and three months ended September 30, 2004, as well as increases in business development costs, total headcount, professional fees and other general and administrative expenses.

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
Liquidity and Capital Resources
      We had a working capital surplus of $335.7 million as of September 30, 2004 and $393.6 million as of December 31, 2003. The decrease in our working capital is largely the result of net repayments of our senior secured discount notes and long-term credit facilities.
      We recognized net income of $1.8 million and $69.9 million for the nine months ended September 30, 2004 and 2003, respectively, and we recognized net income of $27.7 million and $48.4 million for the three months ended September 30, 2004 and 2003, respectively. Prior to 2003, our operating expenses and capital expenditures associated with developing, enhancing and operating our digital mobile networks more than offset our operating revenues. During 2003 and the first three quarters of 2004, our operating revenues more than offset our operating expenses, excluding depreciation and amortization, and cash capital expenditures. While we expect this trend to continue, if business conditions, timing of capital expenditures or expansion plans change, we may not be able to maintain this trend. See “Future Capital Needs and Resources” for a discussion of our future outlook and anticipated sources and uses of funds for the remainder of 2004.
      Cash Flows. Our operating activities provided us with $124.2 million of net cash during the nine months ended September 30, 2004 and $181.2 million of net cash during the nine months ended September 30, 2003. The $57.0 million decrease in generation of cash is primarily due to increases in prepaid expenses, accounts receivable and inventory during 2004 and $25.0 million of cash received from Nextel Communications during the nine months ended September 30, 2003 related to our spectrum sharing agreement in Mexico.
      We used $196.4 million of net cash in our investing activities during the nine months ended September 30, 2004 compared to $195.5 million during the nine months ended September 30, 2003. The $0.9 million decrease in cash used in our investing activities is mainly due to $39.8 million in purchases of licenses during the nine months ended September 30, 2003 and a $3.9 million decrease in cash used for capital expenditures, partially offset by $41.8 million in purchases of short-term investments during the nine months ended September 30, 2004.
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
Forward Looking Statements
      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. A number of the statements made in this quarterly report on Form 10-Q/A are not historical or current facts, but deal with potential future circumstances and developments and our expectations based on them. They can be identified by the use of forward-looking words such as “believes,” “expects,” “intends, “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy that involve risks and uncertainties. We caution you that these forward-looking statements are only predictions, which are subject to risks and uncertainties, including technical uncertainties, financial variations, changes in the regulatory environment, industry growth and trend predictions. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operation and results of our wireless communications business also may be subject to the effects of other risks and uncertainties in addition to the other qualifying factors identified in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, including, but not limited to:

•	our ability to meet the operating goals established by our business plan;

•	general economic conditions in Latin America and in the market segments that we are targeting for our digital mobile services;

•	the political and social conditions in the countries in which we operate, including political instability, which may affect the economies of our markets and the regulatory schemes in these countries;

•	substantive terms of any international financial aid package that may be made available to any country in which our operating companies conduct business;

•	the impact of foreign exchange volatility in our markets compared to the U.S. dollar and related currency devaluations in countries in which our operating companies conduct business;

•	reasonable access to and the successful performance of the technology being deployed in our service areas, and improvements thereon, including technology deployed in connection with the introduction of digital two-way mobile data or Internet connectivity services in our markets;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet our service deployment and marketing plans and customer demand;

•	the success of efforts to improve and satisfactorily address any issues relating to our digital mobile network performance;

•	future legislation or regulatory actions relating to our specialized mobile radio services, other wireless communication services or telecommunications generally;

•	the ability to achieve and maintain market penetration and average subscriber revenue levels sufficient to provide financial viability to our digital mobile network business;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular services and personal communications services;

•	market acceptance of our new service offerings, including Nextel WorldwideSM, Nextel OnlineSM and International Direct ConnectSM;

•	our ability to access sufficient debt or equity capital to meet any future operating and financial needs; and

•	other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission, including our 2003 annual report on Form 10-K/ A and our quarterly reports on Form 10-Q/A for the quarters ended March 31, 2004 and June 30, 2004.

Effect of New Accounting Standards
      In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation, or FIN, No. 46, “Consolidation of Variable Interest Entities An Interpretation of ARB No. 51,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 provides guidance related to identifying variable interest entities (previously known generally as special purpose entities or SPEs) and determining whether such entities should be consolidated. FIN No. 46 must be applied immediately to variable interest entities created, or interests in variable interest entities obtained, after January 31, 2003. For those variable interest entities created, or interests in variable interest entities obtained, on or before January 31, 2003, the guidance in FIN No. 46 must be applied in the first fiscal year or interim period beginning after December 15, 2003. The adoption of FIN No. 46 on January 1, 2004 did not have a material impact on our consolidated financial position, results of operations or cash flows.
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

							September 30, 2004		December 31, 2003
	Year of Maturity
								Fair		Fair
	2004	2005	2006	2007	2008	Thereafter	Total	Value	Total	Value

	(dollars in thousands)
Long-Term Debt:
Fixed Rate (US$)	$—	$—	$—	$—	$—	$480,000	$480,000	$641,874	$360,821	$383,580
Average Interest Rate	—	—	—	—	—	3.1%	3.1%		8.3%
Fixed Rate (MP)	$1,573	$1,859	$2,200	$2,604	$3,085	$66,405	$77,726	$77,726	$71,251	$71,251
Average Interest Rate	17.7%	17.7%	17.7%	17.7%	17.7%	17.7%	17.7%		17.8%
Fixed Rate (BR)	$210	$281	$374	$499	$666	$33,834	$35,864	$35,864	$31,880	$31,880
Average Interest Rate	28.2%	28.2%	28.2%	28.2%	28.2%	28.2%	28.2%		28.4%
Variable Rate (US$)	$—	$—	$—	$—	$—	$—	$—	$—	$125,000	$125,000
Average Interest Rate	—	—	—	—	—	—	—		6.2%
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
      As of the end of the period covered in this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and in our operating companies, including our chief executive officer and chief financial officer. This evaluation was subsequently modified due to the refinement of the analysis of the items described below. Based on and as of the date of such evaluation, as modified, these officers concluded that our disclosure controls and procedures were not effective for the reasons described in the following paragraphs.
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
      As a result of these errors and other adjustments identified through our review, we have restated our condensed consolidated financial statements as of and for the nine and three months ended September 30, 2004 and 2003, as set forth in this report, in order to correct these errors in the periods during which they originated.
      Except as described herein, there were no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the three-month period ended September 30, 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
      We have reviewed and corrected our accounting policy for income taxes to accurately track and record the reversal of deferred tax asset valuation allowances established at the time we applied fresh-start accounting. We recorded the reversal of these valuation allowances first as a reduction to our remaining intangible assets existing at our emergency from reorganization. Once these intangible assets are fully exhausted, we will record any additional reversals as an increase to paid in capital. In addition, we have identified various other errors in the calculation of income taxes. These errors occurred as a result of the misapplication of the appropriate financial accounting standard and from the lack of proper review procedures and did not result from any fraudulent activities. We acknowledge that this accounting resulted in a material error and reflects a material weakness as defined by the PCAOB. Lastly, we have restated our historical condensed consolidated financial statements as of and for the nine and three months ended September 30, 2004 and 2003, as set forth in this report.
PART II — OTHER INFORMATION.
Item 1. Legal Proceedings.
      We and/or our operating companies are parties to certain legal proceedings that are described in our 2003 annual report on Form 10-K. During the three months ended September 30, 2004, there were no material changes in the status of or developments regarding those legal proceedings that have not been previously disclosed in our 2003 annual report on Form 10-K/A and our quarterly reports on Form 10-Q/A for the quarters ended March 31, 2004 and June 30, 2004.
Item 6. Exhibits.

Exhibit
Number	Exhibit Description

10.1	Form of Credit Agreement, dated as of October 27, 2004, by and between Communicaciones Nextel de Mexico, S.A. de C.V., the banks named therein as lenders, Citibank, N.A., Citigroup Global Markets, Inc. and Scotiabank Inverlat, S.A. (previously filed in the NII Holdings’ Form 10-Q, filed on November 15, 2004).
12.1	Ratio of Earnings to Fixed Charges (filed herewith).
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a) (filed herewith).
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a) (filed herewith).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith).
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith).

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Ricardo L. Israele

Ricardo L. Israele

Vice President and Controller

Date: March 28, 2005

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.1	Form of Credit Agreement, dated as of October 27, 2004, by and between Communicaciones Nextel de Mexico, S.A. de C.V., the banks named therein as lenders, Citibank, N.A., Citigroup Global Markets, Inc. and Scotiabank Inverlat, S.A. (previously filed in NII Holdings’ Form 10-Q, filed on November 15, 2004).
12.1	Ratio of Earnings to Fixed Charges (filed herewith).
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a) (filed herewith).
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a) (filed herewith).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith).
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith).