Form 10-K
period 2004-12-31
NII HOLDINGS INC
filed 2005-03-31
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 0-32421
NII HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	91-1671412 (I.R.S. Employer Identification No.)
10700 Parkridge Boulevard, Suite 600 Reston, Virginia (Address of principal executive offices)	20191 (Zip Code)
Registrant’s telephone number, including area code: (703) 390-5100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	N/A
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share
(Title of class)
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒    No  ☐
         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,931,079,334
         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☒    No  ☐
         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on March 24, 2005

Common Stock, $0.001 par value per share	69,830,705
Documents Incorporated by Reference
         Portions of the registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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
      “Nextel,” “Nextel Direct Connect,” “Nextel Online,” “Nextel Worldwide” and “International Direct Connect” are trademarks or service marks of Nextel Communications, Inc. “Motorola” and “iDEN” are trademarks or service marks of Motorola, Inc.
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
      We use a transmission technology called integrated digital enhanced network, or iDEN, technology developed by Motorola, Inc. to provide our digital mobile services on 800 MHz spectrum holdings in all of our digital markets. This technology allows us to use our spectrum more efficiently and offer multiple digital wireless services integrated on one digital handset device. Our digital mobile networks support multiple digital wireless services, including:

•	digital mobile telephone service, including advanced calling features such as speakerphone, conference calling, voice-mail, call forwarding and additional line service;

•	Nextel Direct Connect service, which allows subscribers anywhere on our network to talk to each other instantly, on a “push-to-talk” basis, on a private one-to-one call or on a group call;

•	International Direct Connect service, in partnership with Nextel Communications and Nextel Partners, which allows subscribers to communicate instantly across national borders with our subscribers in Mexico, Brazil, Argentina and Peru and with Nextel Communications and Nextel Partners subscribers in the United States;

•	Internet services, mobile messaging services, e-mail, location-based services via Global Positioning System (GPS) technologies and advanced Java enabled business applications, which are marketed as “Nextel Online” services; and

•	international roaming capabilities, which are marketed as “Nextel Worldwide.”

      Our operating companies have licenses in markets that cover about 167 million people. Our licenses are concentrated in the areas of the highest population and business activity in the countries in which we operate. We currently provide integrated digital mobile services in the three largest metropolitan areas in each of Mexico, Brazil and Argentina, in the largest city in Peru and in various other cities in each country. As of December 31, 2004, our operating companies had a total of about 1.88 million digital handsets in commercial service. We refer to our operating companies by the countries in which they operate, such as Nextel Mexico, Nextel Brazil, Nextel Argentina, Nextel Peru and Nextel Chile. For financial information about our operating companies, which we refer to as segments, see Note 17 to our audited consolidated financial statements included at the end of this annual report on Form 10-K.
      The table below provides an overview of our total digital handsets in commercial service in the countries indicated as of December 31, 2004. For purposes of the table, digital handsets in commercial service represent all digital handsets in use by our customers on the digital mobile networks in each of the listed countries. System type indicates whether the local wireless communications system is based on an analog specialized mobile radio system or a digital enhanced specialized mobile radio system.

		Population	Digital Handsets in
		Covered by	Commercial
Country	System Type	Licenses	Service

		(in millions)	(in thousands)
Mexico	Digital/ analog	46	835
Brazil	Digital/ analog	71	481
Argentina	Digital	20	378
Peru	Digital/ analog	15	185
Chile	Analog	15	—

Total		167	1,879

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
      The 2.875% notes are convertible, at the option of the holder, into shares of our common stock at a current conversion rate of 18.7830 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of about $53.24 per share. The conversion rate is subject to adjustments upon the occurrence of certain specific events. The 2.875% notes are convertible at any time prior to the close of business on the final maturity date under any of the following circumstances:

•	during any fiscal quarter commencing after March 31, 2004, if the closing sale price of our common stock exceeds 120% of the then conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

•	during the five business day period after any five consecutive trading day period in which the trading price per note for each day of this period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the notes subject to certain limitations;

•	if the notes have been called for redemption by us; or

•	upon the occurrence of specified corporate events.
      We have the option to satisfy the conversion of the 2.875% notes in shares of our common stock, in cash or a combination of both.
      As of December 31, 2004, our 2.875% convertible notes did not meet any of the criteria necessary for conversion into shares of our common stock.
      The conversion rate of the 2.875% notes is subject to adjustment if any of the following events occurs:

•	we issue common stock as a dividend or distribution on our common stock;

•	we issue to all holders of common stock certain rights or warrants to purchase our common stock;

•	we subdivide or combine our common stock;

•	we distribute to all holders of our common stock shares of our capital stock, evidences of indebtedness or assets, including cash or securities but excluding the rights, warrants, dividends or distributions specified above;

•	we or one of our subsidiaries makes a payment in respect of a tender offer or exchange offer for our common stock to the extent that the cash and value of any other consideration included in the payment per share of common stock exceeds the current market price per share of common stock on the trading day next succeeding the last date on which tenders or exchanges may be made pursuant to this tender or exchange offer; or

•	someone other than us or one of our subsidiaries makes a payment in respect of a tender offer or exchange offer in which, as of the closing date of the offer, our board of directors is not recommending the rejection of the offer, subject to certain conditions.
      On or after February 7, 2011, we may redeem for cash some or all of the 2.875% notes for a price equal to 100% of the principal amount of the 2.875% notes to be redeemed, plus any accrued and unpaid interest (including additional amounts, if any). Neither we, nor any of our subsidiaries, are subject to any financial covenants under our 2.875% notes. In addition, the indenture governing our 2.875% notes does not restrict us or any of our subsidiaries from paying dividends, incurring debt, or issuing or repurchasing our securities.
      Stock Split. On February 26, 2004, we announced a 3-for-1 common stock split which was effected in the form of a stock dividend that was paid on March 22, 2004 to holders of record as of March 12, 2004. All share and per share amounts in this annual report on Form 10-K related to NII Holdings, Inc.

for the period from and after November 1, 2002, which we refer to as our Successor Company, have been updated to reflect the common stock split.
      Repayment of International Equipment Facility. In February 2004, in compliance with our international equipment facility credit agreement, we prepaid, at face value, $72.5 million of the $125.0 million in outstanding principal and related accrued interest of $0.4 million. We did not realize a gain or loss on this prepayment. In July 2004, we paid the remaining $52.6 million in outstanding principal and related accrued interest under our international equipment facility. Under the terms of the international equipment facility and related agreements, Motorola Credit Corporation was a secured creditor and held senior liens on substantially all of our assets, as well as the assets of our various foreign and domestic subsidiaries and affiliates. As a result of the extinguishment of this facility, Motorola Credit Corporation released its liens on these assets, all restrictive covenants under this facility were terminated and all obligations under this facility were discharged. We did not recognize any gain or loss as a result of any of these transactions. In addition, prior to the extinguishment of this facility, Motorola Credit Corporation owned one outstanding share of our special director preferred stock, which gave Motorola Credit Corporation the right to nominate, elect, remove and replace one member of our board of directors. Mr. Charles F. Wright, one of the directors on our board, was elected by Motorola through these rights under the special director preferred stock. In connection with the repayment of this facility, Mr. Wright resigned as a member of our board of directors on September 13, 2004, and the preferred stock held by Motorola Credit Corporation was automatically terminated.
      Repurchase and Defeasance of 13.0% Senior Secured Discount Notes. In March 2004, NII Holdings (Cayman), Ltd. (NII Cayman), one of our wholly-owned subsidiaries, retired substantially all of its $180.8 million aggregate principal amount 13.0% senior secured discount notes due 2009 through a cash tender offer at a premium over par, resulting in a $79.3 million pre-tax loss, including a $47.2 million write-off of the unamortized discount and $2.3 million in charges representing the write-off of debt financing costs and the payment of transaction costs. NII Cayman financed this tender offer with intercompany loans from NII Holdings and cash on hand. We used a portion of our proceeds from the issuance of our 2.875% notes to fund these intercompany loans to NII Cayman.
      In July 2004, the trustee for our 13.0% senior secured discount notes due 2009 released its security interests in the underlying collateral, and the remaining amount under these notes was defeased. As a result, our assets are no longer pledged as collateral under these notes.
      Income Taxes.
      During 2003, we reversed $98.6 million of our deferred tax asset valuation allowance as a reduction to intangible assets existing at our emergence from reorganization in accordance with the American Institute of Certified Public Accountants’ Statement of Position, or SOP 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” Since these valuation allowances existed as of the date of the application of fresh-start accounting, we recorded the reversals as a reduction to our remaining intangible assets existing at emergence from reorganization. We recorded the reversal of valuation allowances related to deferred tax assets generated subsequent to our reorganization as an income tax benefit in the amount of $1.2 million during 2003.
      We continued to assess the realizability of certain deferred tax assets throughout the first three quarters of 2004 consistent with the methodology employed during 2003. During the first quarter of 2004, we reversed valuation allowance associated with deferred tax assets in Mexico due to additional information regarding our expected profitability within certain Mexican operations. We did not reverse any deferred tax asset valuation allowance during the second or third quarters of 2004.
      During the fourth quarter of 2004, we expanded the analysis of future projections that we performed in our assessment due to an additional year of profitability in 2004. As a result of our assessment, we reversed deferred tax asset valuation allowances in Mexico, Argentina and Peru.
      In accordance with SOP 90-7, we recorded the reversals of valuation allowances that existed as of the date of the application of fresh-start accounting first as a reduction to our intangible assets existing at emergence from reorganization until fully exhausted and then as an increase to paid-in capital. We recorded reversals of valuation allowances on deferred tax assets created after emergence from reorganization as an income tax benefit. The following table reflects the impact of the deferred tax asset valuation allowance reversals that we recorded during 2004 on our intangible assets, stockholders’ equity and income tax provision:

	Three Months Ended	Three Months Ended	Year Ended
	March 31, 2004	December 31, 2004	December 31, 2004

	(in thousands)
Reduction to intangible assets	$11,938	$15,932	$27,870
Increase to stockholders’ equity	—	128,922	128,922
Reduction to income tax provision	1,277	12,145	13,422

Total	$13,215	$156,999	$170,214

      Realization of any additional deferred tax assets in any of our markets depends on future profitability in these markets. Our ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, technology trends, political uncertainties, competitive pressures and other factors beyond management’s control. If our operations demonstrate profitability, we may reverse additional deferred tax asset valuation allowances in the future. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our foreign operating companies and in our U.S. companies throughout 2005 to determine the appropriate level of valuation reserves.
      Mexico Syndicated Loan. In October 2004, we closed on a $250.0 million, five year syndicated loan facility in Mexico. The facility can be drawn down, under certain conditions, within 180 days from the date of closing. Of the total amount of the facility, $129.0 million will be denominated in U.S. dollars, with a floating interest rate based on LIBOR, $31.0 million will be denominated in Mexican pesos, with a floating interest rate based on the Mexican reference rate TIIE, and $90.0 million will be denominated in Mexican pesos, at an interest rate fixed at the time of funding. We intend to hedge the currency and interest rate risks so that the facility is an effective fixed rate Mexican peso credit facility. As of December 31, 2004, we have not drawn on this loan.
      Mexico Derivative Transaction. In November 2004, Nextel Mexico entered into a hedge agreement to reduce its foreign currency transaction risk associated with a portion of its U.S. dollar forecasted capital expenditures and handset purchases. Under the November 2004 agreement, Nextel Mexico purchased a U.S. dollar call option for $3.6 million and sold a call option on the Mexican peso for $0.9 million for a net cost of $2.7 million. The hedge agreement covers $120.0 million of purchases in the 2005 calendar year.
      Change in Accounting Principle. Until September 30, 2004, we presented the financial information of our consolidated foreign operating companies in our consolidated financial statements utilizing accounts as of a date one month earlier than the accounts of the parent company, U.S. subsidiaries and our non-operating non-U.S. subsidiaries, which we refer to as our one-month lag reporting policy. As a result, each year the financial position, results of operations and cash flows of each of our wholly-owned foreign operating companies in Mexico, Brazil, Argentina, Peru and Chile were presented as of and for the year ended November 30. In contrast, financial information relating to our U.S. subsidiaries and our non-operating non-U.S. subsidiaries was presented as of and for the year ended December 31.
      Over the past several years, we have redesigned processes to increase the timeliness of internal reporting. We have established common and updated financial information systems. As a result of these improvements, we eliminated the one-month reporting lag on October 1, 2004, effective January 1, 2004, and report consolidated results using a consistent calendar year reporting period for the entire company (see Note 2 to our audited consolidated financial statements).
      We accounted for the elimination of the one-month lag reporting policy as a change in accounting principle in accordance with Accounting Principle Board, or APB, Opinion No. 20, “Accounting Changes,” effective January 1, 2004. Under APB Opinion No. 20, a change in accounting principle is determined in the beginning of the period of change. As a result, we treated the month of December 2003, which was normally the first month in the fiscal year of our foreign operating companies, as the lag month, and our 2004 fiscal year for all of our foreign operating companies now begins with January 2004 and ends with December 2004.
      Amended Filings. On March 28, 2005, we filed an amended and restated annual report on Form 10-K/A for the 2003 fiscal year. We also filed amended and restated quarterly reports on Form 10-Q/A as of and for each of the periods ended March 31, 2004, June 30, 2004 and September 30, 2004. We restated our consolidated financial statements for the year ended December 31, 2003, the two months ended December 31, 2002, the ten months ended October 31, 2002 and the first three quarters of 2004 and 2003 to correct for bookkeeping errors at Nextel Mexico, accounting for deferred tax asset valuation allowance reversals and various other items (see Note 20 to our audited consolidated financial statements).
Subsequent Events
      Spectrum Auction. On January 10, 2005, the Mexican government began an auction for spectrum in the 806-821 MHz to 851-866 MHz frequency band. Inversiones Nextel de Mexico, a subsidiary of Nextel Mexico, participated in this auction. The spectrum auction was divided into three separate auctions: Auction 15 for Northern Mexico Zone 1, Auction 16 for Northern Mexico Zone 2 and Auction 17 for Central and Southern Mexico. The auctions were completed between February 7 and February 11. Nextel Mexico won an average of 15 MHz of nationwide spectrum, except for Mexico City, where no spectrum was auctioned off and where Nextel Mexico has licenses covering approximately 21 MHz. The corresponding licenses and immediate use of the spectrum were granted to Inversiones Nextel de Mexico on March 17, 2005. These new licenses have an initial term of 20 years, the expected amortization period of the licenses, and are renewable thereafter for 20 years. Nextel Mexico paid an up-front fee of $3.4 million for these licenses, excluding certain annual fees.
C. Wireless Technology
      Currently, most mobile wireless communications services in our markets are either specialized mobile radio, cellular or personal communications services systems. Our operating companies offer analog specialized mobile radio or digital enhanced specialized mobile radio services, or a combination of both.
      Our digital mobile networks combine the advanced iDEN technology developed and designed by Motorola with a low-power, multi-site transmitter and receiver configuration that permits frequency reuse. iDEN is a hybrid technology employing a variant of the global system for mobile communications (GSM) standard for the switching layer with a time division multiple access (TDMA) radio air interface. The design of our existing and proposed digital mobile networks currently is premised on dividing a service area into multiple sites. These sites have a typical coverage area ranging from less than one mile to thirty miles in radius, depending on the terrain and the power setting. Each site contains a low-power transmitter, receiver and control equipment referred to as the base station. The base station in each site is connected by microwave, fiber optic cable or telephone line to a computer controlled switching center. The switching center controls the automatic transfer of wireless calls from site to site as a subscriber travels, coordinates calls to and from a digital handset and connects wireless calls to the public switched telephone network. In the case of two-way radio, a piece of equipment called a dispatch application processor provides call setup, identifies the target radio and connects the subscriber initiating the call to other targeted subscribers. These two-way radio calls can be connected to one or several other subscribers and can be made without interconnecting to the public switched telephone network.
      Nortel Networks Corporation supplies the majority of the mobile telephone switches for our digital networks. As of December 31, 2004, our operating companies had 10 operational switches and about 2,864 transmitter and receiver sites constructed and in operation in our digital mobile networks.

      Currently, there are three principal digital technology formats used by providers of cellular telephone service or personal communications services:

•	time division multiple access (TDMA) digital transmission technology;

•	code division multiple access (CDMA) digital transmission technology; and

•	global system for mobile communications (GSM) digital transmission technology.
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
      Unlike other digital transmission technologies, iDEN can be deployed on non-contiguous frequency holdings. This benefits us because our 800 MHz channel holdings are, in large part, composed of non-contiguous channels. Further, iDEN technology allows us to offer our multi-functional package of digital mobile services. While iDEN offers a number of advantages in relation to other technology platforms, unlike other wireless technologies, it is a proprietary technology that relies solely on the efforts of Motorola and any future licensees of this technology for technology and product development and innovation. Motorola is also the sole source supplier of iDEN infrastructure and digital handsets. Our agreements with Motorola impose limitations and conditions on our ability to use other technologies. These agreements may delay or prevent us from employing new or different technologies that perform better or are available at a lower cost. Furthermore, iDEN technology is not as widely adopted in relation to other wireless technologies and currently has fewer subscribers on a worldwide basis.
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
F. Competition
      In the countries in which we operate, there are principally three other multinational providers of mobile wireless voice communications with whom we compete:

•	America Movil, which has the largest wireless market share in Mexico, operates in eight of Brazil’s ten cellular license areas and nationwide in Argentina;

•	Telefonica Moviles, which has wireless operations throughout Mexico, Argentina and Peru, is a joint controlling shareholder of Vivo, the largest wireless operator in Brazil, and recently purchased the Latin American operations of Bell South Corporation to become the second largest wireless operator in Latin America; and

•	Telecom Italia Mobile, which has wireless operations covering most of Brazil and Peru, and is a joint controlling shareholder of the wireless affiliate of Telecom Argentina.
      We also compete with regional or national providers of mobile wireless voice communications, such as Telemig Celular in Brazil, and Unefon and Iusacell in Mexico.
      In each of the markets where our operating companies operate, we compete with other communications services providers, based primarily on our differentiated wireless service offerings and products, principally our Direct Connect service, including International Direct Connect, consultative distribution channels, and on our superior customer care and service. Our competitors include wireline telephone companies and other wireless communications companies. Many of our competitors are well-established companies with substantially greater financial and marketing resources, larger customer bases, better name recognition, bundled service offerings, larger spectrum positions and larger coverage areas than we have. Due to their larger customer bases, many of our competitors are able to spread their fixed operating expenses over a larger subscriber base.
      In addition, many existing telecommunications enterprises in the markets in which our operating companies conduct business have successfully attracted significant investments from multinational communications companies. Because of their financial resources, these competitors significantly outspend us with their advertising/ brand awareness campaigns and may be able to reduce prices to gain market share. We expect that the prices we charge for our products and services will decline over the next few years as competition intensifies in our markets. Several of our competitors have introduced aggressive pricing promotions and shared minutes between groups of callers. In addition, several of our competitors have also introduced PoC (Push-To-Talk over Cellular) service, which is a walkie-talkie type of service similar to our Direct Connect service. In the event customers regard these services as equivalent to our Direct Connect service, our competitive advantage could be impaired.

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
      We use specialized mobile radio technology, which subjects us to uncertainty in some jurisdictions where our operating companies may not be considered operators of public communications networks. Differences in the regulatory framework applicable to companies who are and are not deemed to be operators of public communications networks may place us at a competitive disadvantage with respect to requirements under our licenses and our ability to interconnect with public switched telephone networks or costs associated therewith, provide services to all segments of the population and provide services under particular programs, such as calling party pays programs. Furthermore, the wireless telecommunications industry is experiencing significant technological change. If we do not keep pace with rapid technological changes, we may not be able to attract and retain customers. Future technological advancements may enable other wireless technologies to equal or exceed our current level of service and render iDEN technology obsolete. If Motorola is unable to upgrade or improve iDEN technology or develop other technology to meet future advances in competing technologies on a timely basis, or at an acceptable cost, we will be less able to compete effectively and could lose customers to our competitors.
      The iDEN technology we deploy is not compatible with other wireless technologies such as digital cellular or personal communications services or with other iDEN networks not operating in the 800 MHz spectrum. Therefore, our customers will not be able to roam on non-GSM 900 MHz or non-iDEN 800 MHz cellular or personal communications services systems or any system for which we do not have a roaming agreement. Further, they will not be able to roam on GSM 900 MHz systems unless they elect to purchase dual-band handsets that are compatible with both iDEN 800 MHz and GSM 900 MHz. At present, few digital handsets developed by Motorola, which enable our customers to roam on other providers’ GSM 900 MHz cellular systems, are the only dual-band handsets that we expect will be available to our customers in the foreseeable future. Consequently, our customers will only be able to roam on specified systems, which may place us at a disadvantage relative to our competitors who do not have similar technological constraints or who have more roaming arrangements in place.
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
      Nextel Mexico has licenses in markets covering more than 46 million people. As of December 31, 2004, Nextel Mexico provided service to about 835,200 digital handsets.
      Nextel Mexico is headquartered in Mexico City and has 16 regional offices throughout Mexico. As of December 31, 2004, Nextel Mexico had 1,984 employees.
      Marketing. Nextel Mexico offers both a broad range of service options and pricing plans designed to meet the specific needs of its targeted business customers. It currently offers digital two-way radio only plans and integrated service plans, including two-way radio, interconnect and internet data services in its digital markets. Nextel Mexico also offers analog two-way radio in its analog markets. Nextel Mexico’s target customers are businesses with mobile work forces, as well as utilities and government agencies.
      Nextel Mexico markets its services through a distribution network that includes a variety of direct sales representatives and independent dealers. The development of alternate distribution channels has been a key factor in its commercial performance. Additionally, Nextel Mexico has used an advertising campaign supported by press, radio, magazines, billboards, television and direct marketing to develop brand awareness.
      Competition. Nextel Mexico’s digital mobile networks compete with cellular and personal communications services system operators in its market areas.
      The Mexican cellular and personal communications services market is divided into nine regions. The Secretary of Communications and Transportation of Mexico has issued 800 MHz cellular licenses in each region in the Cellular A-Band and the Cellular B-Band as well as 1900 MHz personal communications services licenses. In each region, Radiomovil Dipsa, S.A. de C.V., known as Telcel, and a subsidiary of America Movil, S.A. de C.V., in turn a subsidiary of Carso Global Telecom, S.A. de C.V., the holding company controlling Telefonos de Mexico, S.A. de C.V., known as Telmex, holds the Cellular B-Band concession and an additional personal communications services license. Iusacell, S.A. de C.V. holds the Cellular A-Band license in the greater Mexico City area and the regions covering most of the central and southern areas of Mexico, as well as personal communications services licenses in the four northernmost regions of Mexico. A controlling stake in Iusacell was acquired by Biper S.A., an affiliate of Grupo Salinas. Grupo Salinas is the joint controlling shareholder of Sistemas Profesionales de Comunicaciones, S.A. de C.V., referred to as Unefon, which holds personal communications services licenses throughout Mexico. Currently Unefon is providing services in Acapulco, Toluca, Leon, Mexico City, Monterrey, Saltillo, San Luis Potosi, Torreon, Cd. Juarez, Morelia and Guadalajara, among other cities. In the northern region of Mexico, cellular service is provided on the A-Band by operating companies owned by Telefonica S.A. and also owns a controlling interest in Pegaso PCS, S.A. de C.V., which has personal communications services licenses in all of Mexico. Telefonica S.A. is the second largest wireless operator in the country.
      On January 10, 2005, the Mexican government began an auction for spectrum in the 806-821 MHz to 851-866 MHz frequency band. Inversiones Nextel de Mexico, a subsidiary of Nextel Mexico, participated in this auction. The spectrum auction was divided into three separate auctions: Auction 15 for Northern Mexico Zone 1, Auction 16 for Northern Mexico Zone 2 and Auction 17 for Central and Southern Mexico. The auctions were completed between February 7 and February 11. Nextel Mexico won an average of 15 MHz of nationwide spectrum, except for Mexico City, where no spectrum was auctioned off and where Nextel Mexico has licenses covering approximately 21 MHz. The corresponding licenses and immediate use of the spectrum were granted to Inversiones Nextel de Mexico on March 17, 2005. These new licenses have an initial term of 20 years, the expected amortization period of the licenses, and are renewable thereafter for 20 years.
      As of December 31, 2004, Nextel Mexico provided service to about 2% of the total digital handsets in commercial service in Mexico.
      We believe that the most important factors upon which Nextel Mexico competes are superior customer service, high quality networks, brand recognition, consultative distribution channels and its differentiated services, primarily our Direct Connect service, which is available throughout all areas where Nextel Mexico provides digital service. While its competition generally targets the prepaid market, Nextel Mexico primarily targets businesses, and all of its subscribers are on postpaid contracts. Iusacell, Telcel, Telefonica and Unefon are now technically able to offer “Push-to-Talk over Cellular” services, which are similar to and compete with our Direct Connect service. However, these companies have not yet received regulatory approval to offer these services.
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
      As of December 31, 2004, Nextel Mexico’s license-holding subsidiaries had filed with the Secretary of Communications and Transportation requests for renewal of 27 concessions. Although we do not foresee any problems with the renewal applications, there is no guarantee that such renewals will be granted.
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
      Telecom Tax of 2002. On December 31, 2001, the Mexican Congress created a new tax on the revenues of telecommunications companies, which Nextel Mexico legally disputed. In November 2002, the Mexican tax authority confirmed that Nextel Mexico’s interconnection services were exempt from payment under the 2002 Telecommunications Tax Law. The tax authority also stated that, in its opinion, dispatch, paging and value-added services were taxable services and had no applicable exceptions. Nextel Mexico continued to accrue and pay taxes related to these services. Nextel Mexico also initiated legal proceedings with respect to the payments made under the 2002 Telecommunications Tax Law. The legal proceedings are ongoing.
      Telecom Tax of 2003. On December 31, 2002, the Mexican Congress amended the tax on the revenues of telecommunications companies and enacted the 2003 Telecommunications Tax Law. With respect to our interconnection services, based on guidance provided by our legal advisors, we believe such services were exempt from the 2003 Law. Consequently, Nextel Mexico did not accrue taxes specifically related to revenue derived from such services. However, with respect to our dispatch, paging and value-added services, Nextel Mexico initiated a legal proceeding to dispute the 2003 Telecommunications Tax Law. As of January 1, 2004, the Mexican Congress repealed the telecommunications tax on a prospective basis. In the fourth quarter of 2004, we terminated the legal proceedings and paid $13.5 million for taxes accrued as liabilities during 2003.
      Enacted Tax Rates. In December 2002, the Mexican government enacted tax legislation, effective beginning in 2003, that reduced the corporate tax rate from 35% to 34% in 2003 and further reduced that rate to 33% in 2004. In December 2004, the Mexican government enacted additional tax legislation, effective January 1, 2005, which reduces the corporate tax rate to 30% for 2005, 29% for 2006 and 28% for 2007.
     2. Brazil
      Operating Company Overview. We refer to our wholly owned Brazilian operating company Nextel Telecomunicacoes Ltda., as Nextel Brazil. Nextel Brazil provides analog and digital mobile services under the tradename “Nextel” in the following major business centers with populations in excess of 1 million, along related transportation corridors, as well as in a number of smaller markets:

Digital	Analog

Rio de Janeiro	Salvador
Sao Paulo	Recife
Curitiba	Fortaleza
Brasilia	Porto Alegre
Belo Horizonte
Campinas
Sao Jose dos Campos
      Nextel Brazil has licenses in markets covering about 71 million people. As of December 31, 2004, Nextel Brazil provided service to about 480,700 digital handsets.

      Nextel Brazil’s operations are headquartered in Sao Paulo, with branch offices in Rio de Janeiro and other cities. As of December 31, 2004, Nextel Brazil had 1,381 employees.
      Marketing. Nextel Brazil offers both a broad range of service options and pricing plans designed to meet the specific needs of its targeted business customers. It currently offers digital two-way radio only plans and integrated service plans, including two-way radio, interconnect and internet data services in its digital markets. Nextel Brazil also offers analog two-way radio in its analog markets. Nextel Brazil’s target customers are businesses with mobile work forces, as well as utilities and government agencies.
      Nextel Brazil markets its services through a distribution network that includes a variety of direct sales representatives and independent dealers. The development of alternate distribution channels has been a key factor in its commercial performance. Additionally, Nextel Brazil has used an advertising campaign supported by press, radio, magazines, billboards, television and direct marketing to develop brand awareness.
      Competition. Nextel Brazil competes with other analog specialized mobile radio and cellular and personal communications services providers. The largest competitors are Vivo (a joint venture of Telefonica S.A. and Portugal Telecom S.A.) which has the largest market share in the Sao Paulo Metropolitan Area and Rio de Janeiro, as well as several other regional operators: Telecom Americas, who owns BCP, S.A. and who is controlled by America Movil; Telecom Italia Mobile; TNL PCS S.A. (a personal communications services operating subsidiary of Telemar Norte Leste S.A., Brazil’s largest wireline incumbent, and which markets under the brand name “Oi”); and Brasil Telecom — GSM, a subsidiary of Brasil Telecom S.A. Nextel Brazil also competes with other regional cellular and wireless operators including Telemig Celular S.A.
      As of December 31, 2004, Nextel Brazil provided service to about 1% of the total digital handsets in commercial service in Brazil.
      We believe that the most important factors upon which Nextel Brazil competes are superior customer service, consultative distribution channels, brand recognition, and its differentiated services, primarily our Direct Connect service, which is available throughout all areas where Nextel Brazil provides digital service. While its competition generally targets the prepaid market, Nextel Brazil primarily targets businesses with mobile workforces and governmental agencies, and nearly all of its subscribers are on postpaid contracts.
      Regulatory and Legal Overview. On April 27, 2000, Brazil’s telecommunications regulatory agency, Agencia Nacional de Telecomunicacoes, known as Anatel, approved new rules relating to specialized mobile radio services in Brazil. These regulations were supplemented on September 26, 2001 with regulations relating to areas of authorization and on October 17, 2001, with regulations regarding interconnect charges between mobile operators. As a result, Brazil began opening its markets to wider competition in the mobile wireless communications segment where we operate. The former regulations imposed various restrictions that significantly limited the ability of Nextel Brazil to provide digital mobile services to all potential customer groups.
      Among others, the regulations now permit affiliated companies to hold more than one license in the same service area. However, specialized mobile radio licensees and their affiliates are still limited to a maximum holding of 10 MHz of spectrum in the same service area. Anatel may lift the spectrum restriction from 10 MHz up to 15 MHz in localities where the need for more spectrum is duly justified. In the case of Sao Paulo and Rio de Janeiro, major cities in Brazil, Anatel has approved the increase in our spectrum to 15 MHz and has published for comments regulations that would lift the restriction of 15 MHz in other cities. The regulations approved by Anatel on September 26, 2001 provide specifically for specialized mobile radio companies to request extension of their current coverage areas.
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
      On May 17, 2004, Nextel Brazil received approval from Anatel to acquire the approximately 1,600 specialized mobile radio (SMR) channels held directly or indirectly by Mcomcast S.A. and Mcom Wireless S.A. and certain other license holders. The transaction was also approved by CADE, the Brazilian antitrust agency. As a result of both approvals, Nextel Brazil is authorized to use the channels in certain markets, including the cities of Sao Paulo, Rio de Janeiro and several other major markets. As a result of these transactions, Nextel Brazil was able to increase, in the cities of Sao Paulo and Rio de Janeiro, the spectrum cap from 10 to 15 MHz, as previously approved by Anatel.
      In 2004, Nextel Brazil also formally applied with Anatel for approximately 8,200 SMR channels, which will be used mainly to (i) expand the current city licenses footprint for their respective area code and (ii) provide SMR services in new cities. On March 23, 2005, Anatel approved the grant of such 8,200 SMR channels.
      On October 21, 2004, Anatel also approved the realignment spectrum plan for SMR channels in Brazil. As a result of this new spectrum plan, Nextel Brazil will be able to obtain 200 contiguous channels in the major digital markets, which may have a benefit of future technology implementation or upgrades. However, all SMR operators have five years to implement this new spectrum plan.
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
     3. Argentina
      Operating Company Overview. We refer to our wholly owned Argentine operating company Nextel Communications Argentina S.A. (formerly, Nextel Argentina S.R.L.), as Nextel Argentina. Nextel Argentina provides digital mobile services under the tradename “Nextel” in the following major business centers with populations in excess of 1 million, along related transportation corridors, as well as in a number of smaller markets:
Digital
______________
Buenos Aires
Cordoba
Rosario
Mendoza
      Nextel Argentina has licenses in markets covering about 20 million people. As of December 31, 2004, Nextel Argentina provided service to about 377,700 digital handsets.
      Nextel Argentina is headquartered in Buenos Aires and has regional offices in Mar del Plata, Rosario, Mendoza and Cordoba, and seven branches in Buenos Aires. As of December 31, 2004, Nextel Argentina had 852 employees.
      Marketing. Nextel Argentina offers both a broad range of service options and pricing plans designed to meet the specific needs of its targeted business customers. It currently offers digital two-way radio only plans and integrated service plans, including two-way radio, interconnect and internet data services in its markets. Nextel Argentina’s target customers are businesses with mobile work forces, as well as utilities and government agencies.
      Nextel Argentina markets its services through a distribution network that includes a variety of direct sales representatives and independent dealers. The development of alternate distribution channels has been a key factor in its commercial performance. Additionally, Nextel Argentina has used an advertising campaign supported by press, radio, magazines, billboards, television and direct marketing to develop brand awareness.
      Competition. Nextel Argentina’s major competitor among the other specialized mobile radio providers, as measured by the number of subscribers, is Movilink, which used to be owned by CRM S.A. Telefonica de Argentina S.A. purchased CRM S.A. in 2004. Movilink holds channels in Buenos Aires and in each of Argentina’s three other major cities. Movilink operates an iDEN based digital mobile system with identical push-to-talk features in Buenos Aires, Cordoba, Mendoza and Rosario.

      There are four cellular service providers in Argentina with which Nextel Argentina also competes: Movicom, which used to be owned by CRM S.A., Unifon, which is owned by Telefonica de Argentina S.A., Compania de Telefonos del Interior S.A. (CTI), and Telecom Personal S.A., which is owned by Telecom Argentina S.A. America Movil S.A. de C.V. purchased a controlling stake in CTI in 2003. Telefonica de Argentina S.A. purchased CRM S.A. in 2004, and as a result, is in the process of merging Movicom with Unifon. All of these companies or their subsidiaries also hold personal communications services licenses that were auctioned off by the Argentine government in 1999. The cellular and personal communication services licenses each cover only a specific geographic area, but together the licenses provide each company with national coverage. In addition, these competitors operate in our primary markets in Argentina. The grant of personal communication services licenses did not result in the entry of new competitors to the market because the licenses were awarded only to the existing providers of cellular telephone services. The licenses and associated frequencies provide existing cellular companies with increased spectrum capabilities and the ability to launch a new range of wireless products. The three holders of cellular and personal communication services licenses, following the merger of CRM S.A. with Unifon, also hold wireline local and long distance telephone licenses. As a result of the merger of CRM S.A. and Unifon, and due to existing limitations in the amount of spectrum that a licensee may hold (50 MHz maximum) the merged company may be forced to return approximately 45 MHz of spectrum before March 2006. This may create opportunities for existing carriers or new entrants to bid for such spectrum should such spectrum be auctioned by the regulators.
      As of December 31, 2004, Nextel Argentina provided service to about 3% of the total mobile handsets in commercial service in Argentina.
      We believe that the most important factors upon which Nextel Argentina competes are superior customer service, high quality networks, brand recognition, consultative distribution channels and its differentiated services, primarily our Direct Connect service, which is available throughout all areas where Nextel Argentina provides digital service. While its competition generally targets the prepaid market, Nextel Argentina primarily targets businesses with mobile workforces, and nearly all of its subscribers are on post-paid contracts.
      New regulations aimed at opening the Argentine market to wider competition went into effect in November 2000. As a result, a number of new companies have applied for licenses to offer a variety of services, some of which have already started operations.
      Purchase Acquisition. In September 2003, Nextel Argentina executed an agreement with Unifon, the cellular operator belonging to Telefonica de Argentina S.A. and Telefonica Moviles de Argentina S.A., to acquire 650 channels of additional spectrum from Radio Movil Digital Argentina S.A. The acquisition of these channels from Radio Movil Digital Argentina S.A. was approved by the Argentine telecommunications and antitrust bodies and will help to consolidate and expand our spectrum position in Argentina. The closing of the transaction occurred in November 2004. We accounted for this acquisition as a purchase of assets.
      Regulatory and Legal Overview. The Comision Nacional de Comunicaciones, referred to as the Argentina CNC, the Secretary of Communications of Argentina, and the Ministry of Federal Planning, Public Investments and Services are the Argentine telecommunications authorities responsible for the administration and regulation of the specialized mobile radio industry.
      Specialized mobile radio licenses have an indefinite term but are subject to revocation for violation of applicable regulatory rules. Argentina does not impose any limitation on foreign ownership of specialized mobile radio licenses. Analog and digital mobile service must begin within 180 business days after receipt of channel assignment. Failure to meet service or loading requirements can result in revocation of the channel authorizations. The Argentina CNC may revoke specialized mobile radio licenses upon the occurrence of a third breach by the licensee of service requirements. Specialized mobile radio licenses and channel authorizations also may be revoked for violation of other regulatory authority rules and regulations. Nextel Argentina believes it has satisfied all of its loading requirements on its existing spectrum position.

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
      In September 2000, Argentina’s president signed a decree that put into effect new telecommunications regulations. The purpose of the regulations is to guarantee the complete deregulation and free competition of the telecommunications industry in Argentina. The rules cover the following:

•	Licenses of telecommunications services. The regulations establish a single license system that allows the license holder to offer any and all types of telecommunications services. The licensee is free to choose the geographic area, technology, infrastructure and architecture through which its services will be provided. However, each specific service to be offered must be separately registered with the Secretary. Holders of existing telecommunications licenses, including holders of cellular, personal communications services and specialized mobile radio licenses, are automatically deemed to have a universal license under the new regulatory scheme, and all services currently offered which had been previously approved by the regulatory authorities are treated as having been registered. However, to the extent an existing license holder wishes to offer a new service, the new service must be registered. In addition, existing license holders who acquired spectrum under a public bid or auction must continue to abide by the original terms and conditions under which the spectrum was granted.
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
      All interconnection agreements entered into must be registered with the Argentina CNC. Additional requirements may be imposed on all dominant carriers to ensure that the Argentine telecommunications market is open to competition.

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
      In 2004, the Chamber of Deputies approved a preliminary draft to reform Article 39 of the Telecommunications Law. It is expected that the Senate will vote on such draft during the first half of 2005. If enacted, this reform will eliminate the prohibition on levying taxes and charges on the use of public spaces for telecommunications infrastructure.
      Foreign Currency Controls and Dividends. On January 6, 2002, the Argentine Emergency Law No. 25,561 became effective and formally declared a public emergency in economic, administrative, financial and exchange control matters. The law empowered the Federal Executive Power to regulate those areas until December 10, 2003, subject to overview by the National Congress. The Emergency Law amended several provisions of the 1991 Convertibility Law No. 23,928, the most significant of which was to repeal the exchange rate of one Argentine peso to one U.S. dollar. Moreover, the Emergency Law granted the Federal Executive Power the authority to implement a system to determine the exchange rate between the Argentine peso and foreign currencies. Pursuant to law No. 25,820, passed on November 19, 2003, the effectiveness of the Argentine Emergency Law was extended until December 31, 2004 and according to law No. 25,972 passed on November 24, 2004, the effectiveness of such Law was extended until December 31, 2005.
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
      On March 5, 2003, the Argentine Supreme Court ruled that the conversion of deposits from U.S. dollars to Argentine pesos, in accordance with Decree No. 214/2002, was unconstitutional. However, on October 26, 2004, five out of nine judges of the Argentine Supreme Court ruled in favor of the constitutionality of the conversion of deposits as set forth in Decree No. 214/2002, reversing the argument sustained in the previously mentioned judgment. Some members of the Argentine Supreme Court have changed during the period between the two judgments. Additionally, Argentine Supreme Court decisions do not have effect “erga omnes”, i.e. they apply only to the case, but they do set precedents for future cases to be filed pursuant to the currency conversion of deposits. Therefore, the uncertainty regarding future rulings on the matter still remains.
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
      According to Argentine Central Bank regulations, payments of profits and dividends abroad may be carried out as long as they correspond to financial statements certified by external auditors. Moreover, repatriations of capital are not freely allowed since they are restricted by the $5,000 limit on the monthly purchases of foreign currency that may be done by non-Argentine residents without the Argentine Central Bank’s prior authorization, except if the repatriation corresponds to a final divestiture, in which case non-residents may transfer up to $2 million per month without requiring the Argentine Central Bank prior authorization.
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
     4. Peru
      Operating Company Overview. We refer to our wholly owned Peruvian operating company Nextel del Perú, S.A., as Nextel Peru. Nextel Peru provides digital mobile services under the tradename “Nextel” in the following major business centers with a population in excess of 1 million and along related transportation corridors:
Digital
_____________
Lima
Ancash
La Libertad
Lambayeque
Piura
      Nextel Peru operates some parallel analog and digital mobile networks in the metropolitan areas of Lima. It also operates an analog network in the metropolitan area of Arequipa. Nextel Peru launched digital mobile service in the greater Lima area in June 1999, and extended this service to the entire Department of Lima by March 2000 and to the Departments of Ica, Ancash and La Libertad by July 2001. In September 2000, Nextel Peru began offering analog services in the major business centers of Arequipa and Lima. In addition, Nextel Peru launched service in the Department of Lambayeque in January 2003, and in the Department of Piura and southern Tumbes in April 2004.
      Nextel Peru has licenses in markets covering about 15 million people. As of December 31, 2004, Nextel Peru provided service to about 184,900 digital handsets.
      Nextel Peru is headquartered in Lima. As of December 31, 2004, Nextel Peru had 556 employees.
      Marketing. Nextel Peru offers both a broad range of service options and pricing plans designed to meet the specific needs of its targeted business customers. It currently offers digital two-way radio only plans and integrated service plans, including two-way radio, interconnect and internet data services in its digital markets. Nextel Peru also offers analog two-way radio in its analog markets. Nextel Peru’s target customers are businesses with mobile work forces, as well as utilities and government agencies.
      Nextel Peru markets its services through a distribution network that includes a variety of direct sales representatives and independent dealers. The development of alternate distribution channels has been a key factor in its commercial performance. Additionally, Nextel Peru has used an advertising campaign supported by press, radio, magazines, billboards, television and direct marketing to develop brand awareness.
      Competition. Nextel Peru competes with all other providers of mobile services in Peru, including cellular operators Telefonica Moviles, a subsidiary of Spain’s Telefonica, personal communications services provider TIM Peru S.A.C., a subsidiary of Italy’s Telecom Italia Mobile and Comunicaciones Moviles del Peru S.A. (formerly BellSouth Peru S.A.), wholly owned by Spain’s Telefonica since its acquisition in October 2004. Telefonica Moviles S.A.C. provides nationwide coverage and operates under the brand name “MoviStar.” Comunicaciones Moviles del Peru S.A. offers cellular service in the greater Lima area and 13 other major cities and has nationwide roaming agreements with Telefonica Moviles S.A.C. TIM Peru also provides nationwide coverage.
      As of December 31, 2004, Nextel Peru provided service to about 4% of the total digital handsets in commercial service in Peru, 20% of the total post-paid market and 1% of total pre-paid market. As of December 31, 2004, we estimate the total post-paid market accounts for 20% of total digital handsets in service in Peru, while 80% of the total are pre-paid.
      We believe that the most important factors upon which Nextel Peru competes are superior customer service, high quality networks, brand recognition, and its differentiated services, primarily our Direct Connect service, which is available throughout all areas where Nextel Peru provides digital service. Nextel Peru primarily targets mobile workforces, including large, mid-size and small corporations and their respective business networks.
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
      Under the general regulations of Peru’s telecommunications law, all public telecommunications service providers have the right to interconnect to the networks of other providers of public telecommunications services. Furthermore, interconnection with these networks must be on an equal and nondiscriminatory basis. The terms and conditions of interconnection agreements must be negotiated in good faith between the parties in accordance with the interconnect regulations and procedures issued by OSIPTEL. In February 1999, Nextel Peru executed an interconnection agreement with Telefonica del Peru S.A.A., which was approved by OSIPTEL and became effective in June 1999, to interconnect with Telefonica del Peru S.A.A.’s public switched telephone network, as well as to its cellular and long distance networks. In August 1999, Nextel Peru executed an agreement to interconnect to the cellular network of Comunicaciones Moviles del Peru S.A. (formerly BellSouth Perú S.A.), which was approved by

OSIPTEL and became effective in September 1999. Beginning in April 2000, the interconnection agreement between Telefonica del Peru S.A.A. and Nextel Peru was amended to offer a calling party pays program to fixed line users of Telefonica del Peru S.A.A. Nextel Peru is presently interconnected with all major telecommunications operators in Peru, including a calling party pays program with Telmex Peru S.A.’s (formerly AT&T Peru S.A.) fixed telephony service and TIM Peru S.A.C.’s personal communications service. Peru imposes no limitation on foreign ownership of specialized mobile radio or paging licenses or licensees.
      In 1998, we entered into a 10 year tax stability agreement with the Peruvian government that suspends our net operating losses from expiring until our operations in Peru are generating taxable income. Once taxable, we have four years to utilize those losses and will be taxed at 30%.
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
     5. Chile
      Operating Companies Overview. We own 100% of the equity interests in two analog trunking companies in Chile, Centennial Cayman Corp. Chile S.A. and Multikom S.A. These operating companies provide analog services in the following major business centers with populations in excess of 1 million and along related transportation corridors:
Analog
_________
Santiago
      Our Chilean companies have licenses in markets covering about 15 million people. As of December 31, 2004, these companies in Chile provided services to about 4,300 analog handsets.
      These companies are headquartered in Santiago de Chile. As of December 31, 2004, these companies had 34 employees.
      Our Chilean companies currently offer exclusively analog two-way radio services, focusing on small and medium size companies. We have received regulatory approvals to deploy a digital mobile network. However, in light of the current economic and legal environment, we continue to review the feasability of this project, and we have taken certain actions to reduce our operating costs in the operation. For additional information, see “— Regulatory and Legal Overview.”

      Competition. Presently, there are no providers of digital specialized mobile radio services in Chile. Competitors in the analog specialized mobile radio business in Chile are Gallyas S.A., Mobilink S.A. and Sharfstein, S.A.
      There are also four mobile telephone service providers authorized to operate throughout Chile, all four of which are in the personal communications services 1,900 MHz band and one that is also in the cellular 800 MHz band. These mobile telephone service providers are Entel PCS Telecomunicaciones S.A., a personal communications services concessionaire controlled by Entel Chile, a Chilean corporation controlled in turn by Stet-Telecom Italia; Entel Telefonia Movil S.A., another personal communications services concessionaire controlled by Entel Chile; Smartcom PCS, a personal communications services concessionaire controlled by Endesa Espana; and Telefonica Movil de Chile S.A., a corporation controlled by Telefonica Moviles S.A. (TEM) of Spain. On January 24, 2005, Telecom Italia announced that it had reached an agreement to sell its stake in Entel Chile to a local Chilean investments holding company.
      Regulatory and Legal Overview. The main regulatory agency of the Chilean telecommunications sector is the Ministry of Transportation and Telecommunications (the Ministry), which acts primarily through the Undersecretary of Telecommunications (the Undersecretary). The application, control and interpretation of the provisions of the General Telecommunications Law and other applicable regulations is the responsibility of the Ministry, which acts through the Undersecretary for these purposes. The decisions of the Undersecretary are subject to review by the Judiciary and the Chilean Antitrust Court.
      Telecommunications concessions, including specialized mobile radio concessions, may be granted only to legal entities duly incorporated and domiciled in Chile. However, there is no restriction or limitation on the participation or ownership of foreign investors in Chilean telecommunications concessionaires.
      As a general rule, telecommunications concessions are granted in Chile without any initial payment of fees. However, telecommunications concessionaires that are granted the right to use the radioelectric spectrum for the operation of their respective concessions, such as specialized mobile radio concessionaires, are subject to a spectrum annual fee. The amount of the fee is based on the size of the applicable system, the portion of the spectrum utilized and the service area that has been authorized.
      Telecommunications concessions are not limited as to their number, type of service or geographical area. Therefore, it is possible to grant two or more concessions for the provision of the same service on the same location, except where technical limitations exist. Concessions for the provision of public telecommunications services are generally granted for a 30-year period. These concessions may be renewed for additional 30-year periods if requested by the concessionaire.
      In Chile, concessionaires of public telecommunications services and concessionaires of intermediate telecommunications services that render long distance telephonic services are required by law to establish and accept interconnections with each other. These interconnections allow subscribers and users of public telecommunications services of the same type to make and receive calls from and to the public switched telephone network with each other inside and outside of Chile. Telecommunications services of the same type are those which are technically compatible with each other. The Undersecretary determines which telecommunications services are technically compatible. The interconnection must be performed according to the technical rules, procedures and terms established by the Undersecretary. The Undersecretary has issued regulations relating to the interconnection of public telephone networks with other public telecommunications services of the same type. On January 31, 2001, the Undersecretary published a new technical rule related to the provision of digital specialized mobile radio services. However, under these regulations, even if services are determined to be of the same type, providers of public telecommunications services may not be interconnected to the public telephone networks unless their concessions expressly authorize interconnection, which in many cases, including ours, requires an amendment to the concession.
      Additionally, under new regulations, providers of public telecommunications services of the same type that are authorized to be interconnected with public telephone networks are also able to request the assignment of specific numbering blocks for their subscribers. New rules governing routing procedures have also been adopted. As with interconnection, a provider of public telecommunications services of the same type must be specifically authorized in their concessions to interconnect before obtaining numbering and routing. Our operating companies have been granted numbering blocks.
      Specialized mobile radio concessionaires may freely determine the fees charged to their subscribers. However, the fees and tariffs charged by a telecommunications concessionaire to another telecommunications concessionaire for the services rendered through interconnections, specifically the access fees, must be fixed by the authorities. The authorities fix the access fees in accordance with a tariff-setting procedure based upon, among other things, the cost structure of an efficient concessionaire, as set forth in the General Telecommunications Law. This procedure is necessary for the mandatory application of the calling-party-pays system among the telecommunications concessionaires. To date, this procedure is being applied to both operating companies.
      In order to provide digital specialized mobile radio services in Chile, incorporate digital technology to the networks of our Chilean operating companies and obtain the corresponding authorization to interconnect such networks to the public switch telephone network, our Chilean operating companies have filed for the amendment of a group of specialized mobile radio concessions totaling 130 channels according to the procedures established in the General Telecommunications Law. In accordance with these procedures, third parties exercised the right to file oppositions against the corresponding concession’s amendment applications. The Ministry rejected all such oppositions and granted us the requested amendment to such concessions, authorizing the deployment of an iDEN network and to interconnect such network to the public switch telephone network. Appeals of the Ministry’s resolution rejecting the oppositions and granting the requested amendments were filed before the Court of Appeals of Santiago and later, before the Supreme Court, and were rejected at both stages. On April 26, 2004, the decrees amending the concessions where published in the official gazette ending the amendment process.
      From the publication in the official gazette of the new decrees that amend our analog concessions authorizing us to offer digital service were issued and published, we have a period of 14 to 28 months to build the network. If the network is not built within this timeframe and we cannot obtain an extension, we may lose the authorization to install, operate and render digital service in Santiago and Valparaiso.
      On November 21, 2002, the 29th Civil Court of Santiago issued two judgments declaring 150 channels in Santiago acquired from Centennial and Motorola void pursuant to a claim by the competition that these channels were not awarded through public auction. We appealed these judgments on December 3, 2002. This appeal was dismissed in December 2004. The Chilean government and our Chilean companies filed a special remedy before the Supreme Court to overturn this ruling, and the case is currently pending before the Court. In the event that the Supreme Court does not overturn the ruling, we cannot be sure of the impact that a final negative decision could have on our operations. These 150 channels are not part of the 130 channels to which digitalization and interconnection has already been granted. We continue to review this project in light of the internal and external environment. We have taken certain actions to reduce our operating costs in the operation until a final decision of the digitalization of the spectrum channels is made.
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
      Under Chilean corporate law, corporations, such as our Chilean companies, may distribute dividends among their stockholders only from the net profits of that fiscal year or from retained profits recognized by balance sheets approved by the stockholders’ meeting. However, if the company has accumulated losses, profits of that corporation must first be allocated to cover the losses. Losses in a specific fiscal year must be offset with retained profits, if any.
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
J. Employees
      As of December 31, 2004, we had 119 employees at the corporate level, and our operating companies had 4,807 employees. Our Brazilian operating company is a party to a collective bargaining agreement that covers all of its employees and expires on April 30, 2006. Neither we nor any of our other operating companies is a party to any collective bargaining agreement. We believe the relationship between us and our employees, and between each of our operating companies and its employees, is good.
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
      These companies may also continue to enjoy the legacy of their pre-privatization/ pre-liberalization privileges. Our operating companies may encounter obstacles and setbacks if local governments adopt policies favoring these competitors or otherwise afford them preferential treatment. As a result, our operating companies may be at a competitive disadvantage to incumbent providers, particularly as our operating companies seek to offer new telecommunications services.
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
      We currently market multi-function digital handsets, and Motorola is the sole supplier of all our handsets. The higher cost of our equipment may make it more difficult for us to attract customers. In addition, the higher cost of our handsets requires us to absorb a comparatively larger part of the cost of offering handsets to new and existing customers. These higher costs of handsets place us at a competitive disadvantage and may reduce our growth and profitability.
      We may lose a competitive advantage because our competitors are providing two-way radio dispatch and other services.
      We differentiate ourselves by providing two-way radio dispatch “push-to-talk” services. Several of our competitors have introduced PoC (Push-To-Talk over Cellular) service, which is a walkie-talkie type of service similar to our Direct Connect service. In addition, we do not have short messaging system (SMS) interoperability agreements in all our markets. Consequently, our competitive advantage may be impaired.
     Because we rely on one supplier to implement our digital mobile networks, any failure of that supplier to perform could adversely affect our operations.
      Motorola is currently our sole source for most of the digital network equipment and all of the handsets used throughout our markets. In addition, iDEN technology is a proprietary technology of Motorola, meaning that there are no other suppliers of this technology, and it is the only widespread, commercially available digital technology that operates on non-contiguous spectrum. We have some non-contiguous spectrum in each of the markets we serve. If Motorola fails to deliver system infrastructure equipment and handsets or enhancements on a timely, cost-effective basis, we may not be able to adequately service our existing customers or add new customers. Nextel Communications is the largest customer of Motorola with respect to iDEN technology and provides significant support with respect to new product development. Nextel Communications and Sprint recently announced that they would merge and that the new combined company plans to migrate Nextel’s push-to-talk services to a next generation CDMA network platform. After announcing their merger plans, Nextel Communications also announced an agreement with Motorola for a three-year extension of its iDEN infrastructure supply agreement and handset purchase agreement, with certain modifications. Any decrease by Nextel Communications in its use of iDEN technology could significantly increase our costs for equipment and new developments and could impact Motorola’s decision to continue to support iDEN technology. In the event Motorola determines not to continue manufacturing, supporting or enhancing our iDEN based infrastructure and handsets, because Nextel Communications decreases its use of iDEN technology or otherwise, we may be materially adversely affected. We expect to continue to rely principally on Motorola for the manufacture of a substantial portion of the equipment necessary to construct, enhance and maintain our digital mobile networks and for the manufacture of handsets for the next several years.
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
      The volatility of the Brazilian real and the Brazilian capital markets is due, in part, to Brazilian economic performance and related government policies. We cannot assure you that the new government will not implement policy changes that could adversely affect our Brazilian operations. Changes in policy, including tariffs, exchange controls or other factors, could adversely affect our business and financial results, as could inflation, further currency devaluation and other developments, as well as the Brazilian government’s response to them.
      In addition, economic and market conditions in other emerging markets can influence the perception of Brazil’s economic and political situation.
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
      Nearly all of our revenues are earned in non-U.S. currencies, although a significant portion of our capital and operating expenditures, including imported network equipment and handsets, and substantially all of our outstanding debt, is priced in U.S. dollars. Accordingly, fluctuations in exchange rates relative to the U.S. dollar could have a material adverse effect on our earnings or assets. For example, the 1999 and 2002 currency devaluations in Brazil resulted in significant charges against our earnings in 1999 and 2002 and negative adjustments to the carrying value of our assets in Brazil. The economic upheaval in Argentina in 2002 led to the unpegging of the Argentine peso to the U.S. dollar exchange rate and the subsequent significant devaluation of the Argentine peso.
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
      Many of the foreign countries in which we operate have increasingly turned to new taxes, as well as aggressive interpretations of current taxes, as a method of increasing revenue. For instance, Brazil has a tax on financial transactions, and certain provinces in Argentina adopted higher tax rates on telecommunications services in 2001. In addition, in 2002 Mexico adopted a new tax on telecommunica-

tions services. The provisions of the new tax laws may prohibit us from passing these taxes on to our customers. These taxes may reduce the amount of earnings that we can generate from our services.
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
      In each market in which we operate, one or more regulatory entities regulate the licensing, construction, acquisition, ownership and operation of our wireless communications systems. Adoption of new regulations, changes in the current telecommunications laws or regulations or changes in the manner in which they are interpreted or applied could adversely affect our operations. Because of the uncertainty as to the interpretation of regulations in some countries in which we operate, we may not always be able to provide the services we have planned in each market. In some markets, we are unable, or have limitations on our ability, to offer some services, such as interconnection to other telecommunications networks and participation in calling party pays programs, which may increase our costs. Further, the regulatory schemes in the countries in which we operate allow third parties, including our competitors, to challenge our actions. For instance, some of our competitors have challenged the validity of some of our licenses or the scope of services we provide under those licenses, in administrative or judicial proceedings, particularly in Chile. It is possible that, in the future, we may face additional regulatory prohibitions or limitations on our services. Inability to provide planned services could make it more difficult for us to compete in the affected markets. Further, some countries in which we conduct business impose foreign ownership limitations upon telecommunications companies. Finally, in some of our markets, local governments have adopted very stringent rules and regulations related to the placement and construction of wireless towers, which can significantly impede the planned expansion of our service coverage area, eliminate existing towers and impose new and onerous taxes and fees. These issues affect our ability to operate in each of our markets, and therefore impact our business strategies. See the “Regulatory and Legal Overview” discussion for each operating company under “Business — I. Operating Companies.”
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
     If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.
      Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. As discussed in Item 9A. Controls and Procedures, we identified two material weaknesses as a result of our assessment of internal controls over financial reporting. As a result of these errors, we restated certain of our previously issued financial statements in order to correct these errors in the periods in which they occurred. We are continuing to work to improve our internal controls. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

     Our debt limits our flexibility and increases our risk of default.
      Our debt could have important consequences to you, such as:

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete and increasing our vulnerability to general adverse economic and industry conditions; and

•	limiting our ability to obtain additional financing that we may need to fund future working capital, capital expenditures, product development, acquisitions or other corporate requirements.
      As of December 31, 2004, the book value of our long-term debt was $598.2 million, including $300.0 million of our 2.875% convertible notes due 2034, $180.0 million of our 3.5% convertible notes due 2033 and $118.2 million in obligations associated with a sale and leaseback of communication towers, and our stockholders’ equity was $421.9 million.
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
     Our financing agreements have and may contain covenants that limit how we conduct our business, which may affect our ability to grow as planned.
      As a result of restrictions that have been contained in certain of our agreements and may be contained in future financing agreements, we may be unable to raise additional financing, compete effectively or take advantage of new business opportunities. This may affect our ability to generate revenues and profits. Our future financing agreements have, and may in the future, contain covenants that limit how we conduct business by restricting our ability to:

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
      If we were liquidated, the value of our assets likely would not be sufficient to satisfy our obligations. We have a significant amount of intangible assets, such as licenses. The value of these licenses will depend significantly upon the success of our digital mobile network business and the growth of the specialized mobile radio and wireless communications industries in general. Moreover, the transfer of licenses in liquidation would be subject to governmental or regulatory approvals that may not be obtained or that may adversely impact the value of such licenses. Our net tangible book value was $354.0 million as of December 31, 2004.
     Our significant stockholder is able to influence our business and affairs.
      As of December 31, 2004, Nextel Communications beneficially owned about 17.7% of our outstanding common stock and was our single largest stockholder. Because of their stock ownership, Nextel Communications may be able to exert significant influence over our business and affairs. Nextel Communications is also a party to a standstill agreement with us and certain other parties which prohibits it from exercising voting control over more than 49.9% of our outstanding common stock.
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
      In addition, if Motorola manufactures, or elects to manufacture, the equipment utilizing the alternate technology that we elect to deploy, we must give Motorola the opportunity to supply 50% of our infrastructure requirements for the equipment utilizing the alternate technology for three years. This may limit our ability to negotiate with an alternate equipment supplier. Finally, if we do switch to an alternate technology and we do not maintain Motorola infrastructure equipment at the majority of our transmitter and receiver sites that are deployed at the time the switch is first publicly announced.
     We may not be able to finance a change of control offer.
      Upon the occurrence of certain kinds of change of control events, we may be required to repurchase 100% of the principal amount of all of our outstanding $300.0 million aggregate principal amount 2.875% convertible notes due 2034 and all of our outstanding $180.0 million 3.5% convertible notes due 2033. However, it is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase of our convertible notes.
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
      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. A number of the statements made in this annual report on Form 10-K are not historical or current facts, but deal with potential future circumstances and developments. They can be identified by the use of forward-looking words such as “believes,” “expects,” “intends,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy that involve risks and uncertainties. We caution you that these forward-looking statements are only predictions, which are subject to risks and uncertainties, including technical uncertainties, financial variations, changes in the regulatory environment, industry growth and trend predictions. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operation and results of our wireless communications business also may be subject to the effects of other risks and uncertainties in addition to the other qualifying factors identified in the foregoing “K. — Risk Factors” section, including, but not limited to:

•	our ability to meet the operating goals established by our business plan;

•	general economic conditions in Latin America and in the market segments that we are targeting for our digital mobile services;

•	the political and social conditions in the countries in which we operate, including political instability, which may affect the economies of our markets and the regulatory schemes in these countries;

•	substantive terms of any international financial aid package that may be made available to any country in which our operating companies conduct business;

•	the impact of foreign exchange volatility in our markets as compared to the U.S. dollar and related currency devaluations in countries in which our operating companies conduct business;

•	reasonable access to and the successful performance of the technology being deployed in our service areas, and improvements thereon, including technology deployed in connection with the introduction of digital two-way mobile data or Internet connectivity services in our markets;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet our service deployment and marketing plans and customer demand;

•	the success of efforts to improve and satisfactorily address any issues relating to our digital mobile network performance;

•	future legislation or regulatory actions relating to our specialized mobile radio services, other wireless communication services or telecommunications generally;

•	the ability to achieve and maintain market penetration and average subscriber revenue levels sufficient to provide financial viability to our digital mobile network business;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular services and personal communications services;

•	market acceptance of our new service offerings, including International Direct Connect;

•	our ability to access sufficient debt or equity capital to meet any future operating and financial needs; and

•	other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission.
Item 2.     Properties
      Our principal executive and administrative offices are located in Reston, Virginia, where we lease about 45,200 square feet of office space under a lease expiring in January 2009. In addition, our operating companies own and lease office space and transmitter and receiver sites in each of the countries where they conduct business.
      Each operating company leases transmitter and receiver sites for the transmission of radio service under various individual site leases. Most of these leases are for terms of five years or less, with options to renew. As of December 31, 2004, our operating companies had constructed sites at leased locations for their digital mobile business, as shown below:

Number
Operating Company	of Sites

Nextel Mexico.	1,122
Nextel Brazil	993
Nextel Argentina	440
Nextel Peru	309

Total	2,864

Item 3.     Legal Proceedings
      We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.
Item 4.     Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of 2004.
Executive Officers of the Registrant
      The following people were serving as our executive officers as of March 1, 2005. These executive officers were elected to serve until their successors are elected. There is no family relationship between any of our executive officers or between any of these officers and any of our directors.
      Steven M. Shindler, 42, has been a director on the board of NII Holdings since 1997, chief executive officer since 2000 and chairman of the board since November 12, 2002. Mr. Shindler also served as executive vice president and chief financial officer of Nextel Communications from 1996 until 2000. From 1987 to 1996, Mr. Shindler was an officer with Toronto Dominion Bank, a bank where he was a managing director in its communications finance group.
      Lo van Gemert, 50, has been the president and chief operating officer of NII Holdings since 1999. Mr. van Gemert served as senior vice president of Nextel Communications from 1999 until 2000 and as president of the north region of Nextel Communications from 1996 until 1999. Before joining Nextel Communications in 1996, Mr. van Gemert served as executive vice president at Rogers Cantel, Inc., a wireless operator in Canada. From 1980 to 1994, Mr. van Gemert held various senior management positions, domestically and overseas, at Sony Corporation and BellSouth Corporation.
      Byron R. Siliezar, 49, has been the vice president and chief financial officer of NII Holdings since 1999. Mr. Siliezar was the vice president and controller of NII Holdings from 1998 to 1999. Mr. Siliezar served as vice president of finance at Neodata Corporation, a subsidiary of EDS Corporation, a global information technology company, from 1997 to 1998. From 1996 to 1997, he served as international controller of Pagenet. Mr. Siliezar held various executive and management positions at GTE Corporation both domestically and overseas from 1982 to 1996.
      Robert J. Gilker, 54, has been the vice president and general counsel of NII Holdings since 2000. From 1998 to 2000, he served as vice president, law and administration and secretary of MPW Industrial Services Group, Inc., a provider of industrial cleaning and facilities support services. From 1987 until he joined MPW, Mr. Gilker was a partner with the law firm of Jones, Day, Reavis & Pogue.
      John McMahon, 40, has been our vice president of business operations since joining NII Holdings in 1999. Prior to that, Mr. McMahon served as vice president of finance and business operations, north region, for Nextel Communications from 1997 to 1999, and as director of finance for the mid-Atlantic region from 1995 to 1997.
      Douglas Dunbar, 44, has been our vice president of marketing and distribution since joining NII Holdings in 1999. Since 1994, Mr. Dunbar held various positions at Nextel Communications, including general manager of the west Florida market from March 1999 to November 1999, where he was responsible for sales, marketing, business operations and customer care functions, and vice president of sales and marketing, north region, from 1997 to 1999.
      Alan Strauss, 45, has been our vice president of engineering and chief technology officer since 2001. From 1998 until 2001, Mr. Strauss was the vice president and general manager of Nextel Communication’s strategic business operations group. From 1994 to 1998, Mr. Strauss held various positions with Nextel Communications.
      Ricardo L. Israele, 51, has been our vice president and controller since November 1, 2002. From 1999 to 2002, Mr. Israele was chief financial officer of Nextel Argentina. From 1998 to 1999, Mr. Israele served as chief financial officer for Provincia Seguros de Salud, S.A., a health insurance company. Mr. Israele worked for Movicom-Bell South as controller from 1996 to 1998 and as director of treasury from 1990 to 1996.
      Catherine E. Neel, 44, has been our vice president and treasurer since November 1, 2002. From 1999 to 2002, Ms. Neel was the assistant treasurer of NII Holdings. Prior to 1999, Ms. Neel held various management positions with BellSouth Corporation and was in public accounting with Arthur Andersen LLP.
      Jose Felipe, 54, has held several positions since joining NII Holdings in 1998. He has been president of Nextel Mercosur, which manages our operations in Argentina, Brazil and Chile since February 2003. From 1999 to 2003, he served as president of Nextel Cono Sur which managed our operations in Argentina and Chile. From 1998 to 1999, Mr. Felipe was our vice president — Latin America. From 1991 to 1998, Mr. Felipe held various senior management positions with AT&T Corp., most recently president and chief executive officer of the Puerto Rico and Virgin Islands region and vice president of emerging markets of the Latin American region.
      Peter A. Foyo, 39, has served as president of Nextel Mexico since 1998. From 1988 to 1998, Mr. Foyo held various senior management positions with AT&T Corp., including corporate strategy director of Alestra, S.A. de C.V., a joint venture between AT&T and a local Mexican partner, and president of AT&T Argentina.
      Miguel E. Rivera, 52, has served as president of Nextel Peru since 2000. Previously, Mr. Rivera was the general manager of the Lima Stock Exchange from 1999 to 2000. From 1986 to 1998, Mr. Rivera held various executive positions with IBM, most recently as general manager of Manufacturing Industry, IBM Latin America.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
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
      The following table sets forth on a per share basis the reported high and low sales prices for our common stock, based on published financial sources, for the quarters indicated. On February 26, 2004, we announced a 3-for-1 common stock split which was effected in the form of a stock dividend that was paid on March 22, 2004 to holders of record as of March 12, 2004. The prices in this table have been adjusted to reflect this stock split.

	Price Range of
	Common Stock

	High	Low

2003
First Quarter	$8.95	$3.87
Second Quarter	13.29	7.90
Third Quarter	22.20	12.50
Fourth Quarter	26.87	20.02
2004
First Quarter	$37.00	$24.77
Second Quarter	41.95	31.25
Third Quarter	43.85	33.07
Fourth Quarter	47.76	40.55
     2. Number of Stockholders of Record
      As of March 24, 2005, there were approximately six holders of record of our new common stock, including the Depository Trust Corporation, which acts as a clearinghouse for multiple brokerage and custodial accounts.
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

     4. Issuer Purchases of Equity Securities
      We did not repurchase any of our equity securities during the fourth quarter of 2004.
Item 6.     Selected Financial Data
      The financial information presented below for the years ended December 31, 2000 and 2001, ten months ended October 31, 2002, two months ended December 31, 2002 and years ended December 31, 2003 and 2004 has been derived from our audited consolidated financial statements. Our consolidated financial statements as of and for the years ended December 31, 2000 and 2001, ten months ended October 31, 2002 and two months ended December 31, 2002 have been audited by Deloitte & Touche LLP, our former independent registered public accounting firm. Our consolidated financial statements as of and for the years ended December 31, 2003 and 2004 have been audited by PricewaterhouseCoopers LLP, our current independent registered public accounting firm. Our audited consolidated financial statements as of December 31, 2003 and 2004 and for the ten months ended October 31, 2002, two months ended December 31, 2002 and years ended December 31, 2003 and 2004 are included at the end of this annual report on Form 10-K. This information is only a summary and should be read together with our consolidated historical financial statements and management’s discussion and analysis appearing elsewhere in this annual report on Form 10-K.
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

	Successor Company			Predecessor Company

	Year Ended		Two Months	Ten Months
	December 31,		Ended	Ended	Year Ended December 31,
			December 31,	October 31,
	2004	2003	2002	2002	2001	2000

	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Operating revenues
Service and other revenues	$1,214,837	$895,615	$137,623	$610,341	$634,736	$303,328
Digital handset and accessory revenues	65,071	43,072	5,655	26,754	27,710	21,000

	1,279,908	938,687	143,278	637,095	662,446	324,328

Cost of revenues
Cost of service (exclusive of depreciation included below)	332,487	240,021	29,929	164,995	173,000	78,817
Cost of digital handset and accessory sales	207,112	134,259	19,569	87,582	150,536	99,826

	539,599	374,280	49,498	252,577	323,536	178,643
Selling, general and administrative	391,571	317,400	47,108	262,405	426,679	275,361
Impairment, restructuring and other charges	—	—	—	15,808	1,581,164	—
Depreciation	84,139	49,127	4,694	55,758	162,083	113,648
Amortization	14,236	30,374	6,392	9,219	56,479	39,394

Operating income (loss)	250,363	167,506	35,586	41,328	(1,887,495)	(282,718)
Interest expense	(55,113)	(64,623)	(10,469)	(151,579)	(297,228)	(237,743)
Interest income	12,697	10,864	1,797	3,928	13,247	22,116
Foreign currency transaction gains (losses), net	9,210	8,856	2,616	(180,765)	(61,282)	(10,671)
(Loss) gain on extinguishment of debt, net	(79,327)	22,404	—	101,598	—	—
Reorganization items, net	—	—	—	2,180,998	—	—
Realized (losses) gains on investments, net	—	—	—	—	(151,291)	239,467
Equity in gains (losses) of unconsolidated affiliates	—	—	—	—	9,640	(33,328)
Minority interest in losses of subsidiaries	—	—	—	—	—	6,504
Other (expense) income, net	(2,320)	(12,166)	(1,557)	(8,918)	(4,181)	6,251

Income (loss) from continuing operations before income tax (provision) benefit and cumulative effect of change in accounting principle	135,510	132,841	27,973	1,986,590	(2,378,590)	(290,122)
Income tax (provision) benefit	(79,191)	(51,627)	(24,874)	(29,270)	68,750	(67,660)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	56,319	81,214	3,099	1,957,320	(2,309,840)	(357,782)
Income (loss) from discontinued operations of Nextel Philippines	—	—	19,665	(2,025)	(170,335)	(59,973)
Income tax (provision) benefit from discontinued operations of Nextel Philippines	—	—	—	(252)	(17,146)	549

Income (loss) before cumulative effect of change in accounting principle	56,319	81,214	22,764	1,955,043	(2,497,321)	(417,206)
Cumulative effect of change in accounting principle, net of income taxes of $11,898	970	—	—	—	—	—

Net income (loss)	57,289	81,214	22,764	1,955,043	(2,497,321)	(417,206)
Accretion of series A redeemable preferred stock to value of liquidation preference	—	—	—	—	—	(61,334)

Income (loss) attributable to common stockholders	$57,289	$81,214	$22,764	$1,955,043	$(2,497,321)	$(478,540)

Income (loss) from continuing operations before cumulative effect of change in accounting principle per common share, basic	$0.81	$1.29	$0.05	$7.24	$(8.53)	$(1.69)
Income (loss) from discontinued operations per common share, basic	—	—	0.33	(0.01)	(0.69)	(0.24)
Cumulative effect of change in accounting principle per common share, basic	0.01	—	—	—	—	—

Net income (loss) per common share, basic	$0.82	$1.29	$0.38	$7.23	$(9.22)	$(1.93)

Income (loss) from continuing operations before cumulative effect of change in accounting principle per common share, diluted	$0.78	$1.19	$0.05	$7.24	$(8.53)	$(1.69)
Income (loss) from discontinued operations per common share, diluted	—	—	0.31	(0.01)	(0.69)	(0.24)
Cumulative effect of change in accounting principle per common share, diluted	0.01	—	—	—	—	—

Net income (loss) per common share, diluted	$0.79	$1.19	$0.36	$7.23	$(9.22)	$(1.93)

Weighted average number of common shares outstanding, basic	69,583	63,129	60,000	270,382	270,750	248,453

Weighted average number of common shares outstanding, diluted	72,507	70,053	63,429	270,382	270,750	248,453

	Successor Company			Predecessor Company

	December 31,			December 31,

	2004	2003	2002	2001	2000

	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$330,984	$405,406	$231,161	$250,250	$473,707
Short-term investments	38,401	—	—	—	—
Property, plant and equipment, net	558,247	368,434	230,598	350,001	1,070,127
Intangible assets, net	67,956	85,818	182,264	192,649	936,880
Total assets	1,491,280	1,128,436	831,473	1,244,420	3,193,226
Long-term debt, including current portion	598,242	536,756	432,157	2,665,144	2,519,283
Stockholders’ equity (deficit)	421,947	217,770	71,612	(2,022,150)	81,604
Ratio of Earnings to Fixed Charges:

Successor Company			Predecessor Company

		Two Months	Ten Months	Year Ended
Year Ended December 31,		Ended	Ended	December 31,
		December 31,	October 31,
2004	2003	2002	2002	2001	2000

2.88x	2.55x	3.09x	12.63x	—	0.15x
      For the purpose of computing the ratio of earnings to fixed charges, earnings consist of income (loss) from continuing operations before income taxes plus fixed charges and amortization of capitalized interest less capitalized interest, equity in gains (losses) of unconsolidated affiliates and minority interest in losses of subsidiaries. Fixed charges consist of:

•	interest on all indebtedness, amortization of debt financing costs and amortization of original issue discount;

•	interest capitalized; and

•	the portion of rental expense we believe is representative of interest.
      The deficiency of earnings to cover fixed charges for the year ended December 31, 2001 was $2.42 billion. Our ratio of earnings to fixed charges for the ten months ended October 31, 2002 reflects the impact of $2.18 billion of non-recurring net reorganization gains that we recorded in connection with our emergence from Chapter 11 reorganization.
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
      Depreciation and Amortization. As mentioned above, during 2001, we wrote down substantially all of the long-lived assets held by our operating companies, including property, plant and equipment and intangible assets, to their estimated fair values in accordance with SFAS No. 121. We did not make any adjustments to depreciation or amortization expense recorded during the year ended December 31, 2001. The net book value of the impaired assets became the new cost basis as of December 31, 2001. As a result of the lower cost bases, depreciation and amortization decreased significantly during the ten months ended October 31, 2002. On October 31, 2002, as a result of our reorganization and in accordance with fresh-start accounting requirements under SOP 90-7, we further adjusted the carrying values of our property, plant and equipment and intangible assets based on their estimated relative fair values, which we determined in consultation with external valuation specialists. As a result of additional write-downs to fixed assets, depreciation decreased further during the two months ended December 31, 2002 and the year ended December 31, 2003. Additionally, amortization expense decreased as a result of the reversal of certain valuation allowances for deferred tax assets created in connection with our application of fresh-start accounting, which we recorded as a reduction to intangible assets existing at our emergence from reorganization.
      Interest Expense. We reported interest expense incurred during our Chapter 11 reorganization only to the extent that it would be paid during the reorganization or if it was probable that it would be an allowed claim. Principal and interest payments could not be made on pre-petition debt subject to compromise without approval from the bankruptcy court or until the plan of reorganization defining the repayment terms was confirmed. Further, the Bankruptcy Code generally disallowed the payment of post-petition interest that accrued with respect to unsecured or under secured claims. As a result, we did not accrue interest that we believed was not probable of being treated as an allowed claim. During the ten months ended October 31, 2002, we did not accrue interest aggregating $134.6 million on our senior redeemable notes because payment of this interest was not probable. In connection with the confirmation of our plan of reorganization, our senior redeemable notes were extinguished and we repurchased the outstanding balance of Nextel Argentina’s credit facilities from its creditors. As a result, interest expense for the two months ended December 31, 2002 and for the years ended December 31, 2003 and December 31, 2004 decreased significantly compared to prior years. The decrease in interest expense during the year ended December 31, 2003 was also due to a reduction in interest expense related to the $100.0 million principal prepayment of our international equipment facility and the extinguishment of the Brazil equipment facility in September 2003, partially offset by interest expense recognized during 2003 as a result of financing obligations incurred in connection with the sale-leaseback of commercial towers and interest expense recognized on our 3.5% convertible notes that we issued in September 2003. The decrease in interest expense during the year ended December 31, 2004 was due to a reduction in interest expense related to the $125.0 million pay-off of our international equipment facility and the retirement of substantially all of our 13.0% senior secured discount notes through a cash tender offer in March 2004, partially offset by interest expense recognized during 2004 on our 2.875% convertible notes that we issued in January 2004.
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
      (Loss) Gain on Extinguishment of Debt, Net. The $101.6 million net gain on extinguishment of debt for the ten months ended October 31, 2002 represents a gain we recognized on the settlement of Nextel Argentina’s credit facilities in connection with the confirmation of our plan of reorganization. The $22.4 million net gain on extinguishment of debt for the year ended December 31, 2003 represents a gain we recognized in connection with the settlement of our Brazil equipment facility. The $79.3 million net loss on early extinguishment of debt for the year ended December 31, 2004 represents a loss we incurred in connection with the retirement of substantially all of our 13.0% senior secured discount notes through a cash tender offer in March 2004.
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
      Income Tax (Provision) Benefit. The $27.6 million increase in the income tax provision from the year ended December 31, 2003 to the year ended December 31, 2004 primarily resulted from a $23.2 million current income tax benefit that we recorded in 2003 due to the reversal of valuation allowance on post-reorganization deferred tax assets in the U.S.
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
      Cumulative Effect of Change in Accounting Principle. Until September 30, 2004, we presented the financial statements of our consolidated foreign operating companies utilizing accounts as of a date one month earlier than the accounts of our parent company, U.S. subsidiaries and our non-operating non-U.S. subsidiaries, which we refer to as our one-month lag reporting policy, to ensure timely reporting of consolidated results. As a result, each year the financial position, results of operations and cash flows of each of our wholly-owned foreign operating companies in Mexico, Brazil, Argentina, Peru and Chile were presented as of and for the year ended November 30. In contrast, financial information relating to our parent company, U.S. subsidiaries and our non-operating non-U.S. subsidiaries was presented as of and for the year ended December 31.
      We eliminated the one-month reporting lag for the year ended December 31, 2004 and report consolidated results using a consistent calendar year reporting period for the entire Company for 2004. We accounted for the elimination of the one-month lag reporting policy as a change in accounting principle effective January 1, 2004 (see Note 2 to our consolidated financial statements).
      As a result, we treated the month of December 2003, which was normally the first month in the fiscal year of our foreign operating companies, as the lag month, and our 2004 fiscal year for all of our foreign operating companies now begins with January 2004 and ends with December 2004.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operation
INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

A. Executive Overview	47
B. Results of Operations	60
1. Year Ended December 31, 2004 vs. Year Ended December 31, 2003	61
a. Consolidated	61
b. Nextel Mexico.	65
c. Nextel Brazil	68
d. Nextel Argentina	71
e. Nextel Peru	74
f. Corporate and other	76
2. Year Ended December 31, 2003 vs. Combined Period Ended December 31, 2002	77
a. Consolidated	78
b. Nextel Mexico.	83
c. Nextel Brazil	86
d. Nextel Argentina	90
e. Nextel Peru	93
f. Corporate and other	96
C. Liquidity and Capital Resources	98
D. Future Capital Needs and Resources	99
E. Effect of Inflation and Foreign Currency Exchange	102
F. Effect of New Accounting Standards	102
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	103

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
      Providing Differentiated Services. We have traditionally been the only wireless service provider in Mexico, Peru and Brazil that offers digital mobile telephone service and “push-to-talk” digital radio communication, fully integrated in a single wireless device in, among and throughout our service areas in each of these countries. Our unique Direct Connect push-to-talk service provides significant value to our customers by eliminating the long distance and domestic roaming fees charged by other wireless service providers, while also providing added functionality due to the near-instantaneous nature of the communication and the ability to communicate on a one-to-many basis. Our competitors have begun to introduce competitive PoC (push-to-talk over cellular) products, but we believe that the quality of our Direct Connect service is superior at this time. We add further value by customizing data applications that enhance the productivity of our business customers, such as vehicle and delivery tracking, order entry processing and workforce monitoring applications. We also provide International Direct Connect service, in conjunction with Nextel Communications, Nextel Partners and Telus, which allows subscribers to communicate instantly across national borders with our subscribers in Mexico, Brazil, Argentina and Peru and with Nextel Communications and Nextel Partners subscribers in the United States and Telus subscribers in Canada.
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

      Selectively Expanding our Service Areas. We believe that we have significant opportunities to grow through selective expansion of our service into additional areas within the countries in which we currently operate. Such expansion may involve building out certain areas in which we already have spectrum, obtaining additional 800 MHZ spectrum in new areas which would enable us to expand our network service areas, and further developing our business in key urban areas along the U.S.-Mexico border. In addition, we may consider selectively expanding into other Latin American countries where we do not currently operate. As a result of the spectrum that we won in the March 2005 spectrum auctions in Mexico, we plan to significantly expand our service areas in Mexico over the next several years and increase our covered population from about 40 million to about 60 million. See “Capital Expenditures” for a discussion of the factors that drive our capital spending.
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
      The 2.875% notes are convertible, at the option of the holder, into shares of our common stock at a current conversion rate of 18.7830 shares per $1,000 principal amount of notes, which is equivalent to a conversion price of about $53.24 per share. The conversion rate is subject to adjustments upon the occurrence of certain specific events. The 2.875% notes are convertible at any time prior to the close of business on the final maturity date under any of the following circumstances:

•	during any fiscal quarter commencing after March 31, 2004, if the closing sale price of our common stock exceeds 120% of the then conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

•	during the five business day period after any five consecutive trading day period in which the trading price per note for each day of this period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the notes subject to certain limitations;

•	if the notes have been called for redemption by us; or

•	upon the occurrence of specified corporate events.
      We have the option to satisfy the conversion of the 2.875% notes in shares of our common stock, in cash or a combination of both.
      As of December 31, 2004, our 2.875% convertible notes did not meet any of the criteria necessary for conversion into shares of our common stock.
      The conversion rate of the 2.875% notes is subject to adjustment if any of the following events occurs:

•	we issue common stock as a dividend or distribution on our common stock;

•	we issue to all holders of common stock certain rights or warrants to purchase our common stock;

•	we subdivide or combine our common stock;

•	we distribute to all holders of our common stock shares of our capital stock, evidences of indebtedness or assets, including cash or securities but excluding the rights, warrants, dividends or distributions specified above;

•	we or one of our subsidiaries makes a payment in respect of a tender offer or exchange offer for our common stock to the extent that the cash and value of any other consideration included in the payment per share of common stock exceeds the current market price per share of common stock on the trading day next succeeding the last date on which tenders or exchanges may be made pursuant to this tender or exchange offer; or

•	someone other than us or one of our subsidiaries makes a payment in respect of a tender offer or exchange offer in which, as of the closing date of the offer, our board of directors is not recommending the rejection of the offer, subject to certain conditions.
      On or after February 7, 2011, we may redeem for cash some or all of the 2.875% notes for a price equal to 100% of the principal amount of the 2.875% notes to be redeemed, plus any accrued and unpaid interest (including additional amounts, if any). Neither we, nor any of our subsidiaries, are subject to any financial covenants under our 2.875% notes. In addition, the indenture governing our 2.875% notes does not restrict us or any of our subsidiaries from paying dividends, incurring debt, or issuing or repurchasing our securities.
      Stock Split. On February 26, 2004, we announced a 3-for-1 common stock split which was effected in the form of a stock dividend that was paid on March 22, 2004 to holders of record as of March 12, 2004. All share and per share amounts in this annual report on Form 10-K related to NII Holdings, Inc. for the period from and after November 1, 2002, which we refer to as our Successor Company, have been updated to reflect the common stock split.
      Repayment of International Equipment Facility. In February 2004, in compliance with our international equipment facility credit agreement, we prepaid, at face value, $72.5 million of the $125.0 million in outstanding principal and related accrued interest of $0.4 million. We did not realize a gain or loss on this prepayment. In July 2004, we paid the remaining $52.6 million in outstanding principal and related accrued interest under our international equipment facility. Under the terms of the international equipment facility and related agreements, Motorola Credit Corporation was a secured creditor and held senior liens on substantially all of our assets, as well as the assets of our various foreign and domestic subsidiaries and affiliates. As a result of the extinguishment of this facility, Motorola Credit Corporation released its liens on these assets, all restrictive covenants under this facility were terminated and all obligations under this facility were discharged. We did not recognize any gain or loss as a result of any of these transactions. In addition, prior to the extinguishment of this facility, Motorola Credit Corporation owned one outstanding share of our special director preferred stock, which gave Motorola Credit Corporation the right to nominate, elect, remove and replace one member of our board of directors. Mr. Charles F. Wright, one of the directors on our board, was elected by Motorola through these rights under the special director preferred stock. In connection with the repayment of this facility, Mr. Wright resigned as a member of our board of directors on September 13, 2004, and the preferred stock held by Motorola Credit Corporation was automatically terminated.
      Repurchase and Defeasance of 13.0% Senior Secured Discount Notes. In March 2004, NII Holdings (Cayman), Ltd. (NII Cayman), one of our wholly-owned subsidiaries, retired substantially all of its $180.8 million aggregate principal amount 13.0% senior secured discount notes due 2009 through a cash tender offer at a premium over par, resulting in a $79.3 million pre-tax loss, including a $47.2 million write-off of the unamortized discount and $2.3 million in charges representing the write-off of debt financing costs and the payment of transaction costs. NII Cayman financed this tender offer with intercompany loans from NII Holdings and cash on hand. We used a portion of our proceeds from the issuance of our 2.875% notes to fund these intercompany loans to NII Cayman.
      In July 2004, the trustee for our 13.0% senior secured discount notes due 2009 released its security interests in the underlying collateral, and the remaining amount under these notes was defeased. As a result, our assets are no longer pledged as collateral under these notes.
      Income Taxes.
      During 2003, we reversed $98.6 million of our deferred tax asset valuation allowance as a reduction to intangible assets existing at our emergence from reorganization in accordance with the American Institute of Certified Public Accountants’ Statement of Position, or SOP, 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” Since these valuation allowances existed as of the date of the application of fresh-start accounting, we recorded the reversals as a reduction to our remaining intangible assets existing at emergence from reorganization. We recorded the reversal of valuation allowances related to deferred tax assets generated subsequent to our reorganization as a tax benefit in the amount of $1.2 million during 2003.
      We continued to assess the realizability of certain deferred tax assets throughout the first three quarters of 2004 consistent with the methodology employed during 2003. During the first quarter of 2004, we reversed valuation allowance associated with deferred tax assets in Mexico due to additional information regarding our expected profitability within certain Mexican operations. We did not reverse any deferred tax asset valuation allowance during the second or third quarters of 2004.
      During the fourth quarter of 2004, we expanded the analysis of future projections that we performed in our assessment due to an additional year of profitability in 2004. As a result of our assessment, we reversed deferred tax asset valuation allowances in Mexico, Argentina and Peru.
      In accordance with SOP 90-7, we recorded the reversals of valuation allowances that existed as of the date of the application of fresh-start accounting first as a reduction to our intangible assets existing at emergence from reorganization until fully exhausted and then as an increase to paid-in capital. We recorded reversals of valuation allowances on deferred tax assets created after emergence from reorganization as an income tax benefit. The following table reflects the impact of the deferred tax asset valuation allowance reversals that we recorded during 2004 on our intangible assets, stockholders’ equity and income tax provision:

	Three Months Ended	Three Months Ended	Year Ended
	March 31, 2004	December 31, 2004	December 31, 2004

	(in thousands)
Reduction to intangible assets	$11,938	$15,932	$27,870
Increase to stockholders’ equity	—	128,922	128,922
Reduction to income tax provision	1,277	12,145	13,422

Total	$13,215	$156,999	$170,214

      Realization of any additional deferred tax assets in any of our markets depends on future profitability in these markets. Our ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, technology trends, political uncertainties, competitive pressures and other factors beyond management’s control. If our operations demonstrate profitability, we may reverse additional deferred tax asset valuation allowances in the future. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our foreign operating companies and in our U.S. companies throughout 2005 to determine the appropriate level of valuation reserves.
      Mexico Syndicated Loan. In October 2004, we closed on a $250.0 million, five year syndicated loan facility in Mexico. The facility can be drawn down, under certain conditions, within 180 days from the date of closing. Of the total amount of the facility, $129.0 million will be denominated in U.S. dollars, with a floating interest rate based on LIBOR, $31.0 million will be denominated in Mexican pesos, with a floating interest rate based on the Mexican reference rate TIIE, and $90.0 million will be denominated in Mexican pesos, at an interest rate fixed at the time of funding. We intend to hedge the currency and interest rate risks so that the facility is an effective fixed rate Mexican peso credit facility. As of December 31, 2004, we have not drawn on this loan.
      Mexico Derivative Transaction. In November 2004, our Mexican operating company, which we refer to as Nextel Mexico, entered into a hedge agreement to reduce its foreign currency transaction risk associated with a portion of its U.S. dollar forecasted capital expenditures and handset purchases. Under the November 2004 agreement, Nextel Mexico purchased a U.S. dollar call option for $3.6 million and sold a call option on the Mexican peso for $0.9 million for a net cost of $2.7 million. The hedge agreement covers $120.0 million of purchases in the 2005 calendar year.
      Change in Accounting Principle. Until September 30, 2004, we presented the financial information of our consolidated foreign operating companies in our consolidated financial statements utilizing accounts as of a date one month earlier than the accounts of the parent company, U.S. subsidiaries and our non-operating non-U.S. subsidiaries, which we refer to as our one-month lag reporting policy. As a result, each year the financial position, results of operations and cash flows of each of our wholly-owned foreign operating companies in Mexico, Brazil, Argentina, Peru and Chile were presented as of and for the year ended November 30. In contrast, financial information relating to our U.S. subsidiaries and our non-operating non-U.S. subsidiaries was presented as of and for the year ended December 31.
      Over the past several years, we have redesigned processes to increase the timeliness of internal reporting. We have established common and updated financial information systems. As a result of these improvements, we eliminated the one-month reporting lag on October 1, 2004, effective January 1, 2004, and report consolidated results using a consistent calendar year reporting period for the entire company (see Note 2 to our audited consolidated financial statements).
      We accounted for the elimination of the one-month lag reporting policy as a change in accounting principle in accordance with Accounting Principle Board, or APB, Opinion No. 20, “Accounting Changes,” effective January 1, 2004. Under APB Opinion No. 20, a change in accounting principle is determined in the beginning of period of change. As a result, we treated the month of December 2003, which was normally the first month in the fiscal year of our foreign operating companies, as the lag month, and our

2004 fiscal year for all of our foreign operating companies now begins with January 2004 and ends with December 2004.
      Amended Filings. On March 28, 2005, we filed an amended and restated annual report on Form 10-K/A for the 2003 fiscal year. We also filed amended and restated quarterly reports on Form 10-Q/A as of and for each of the periods ended March 31, 2004, June 30, 2004 and September 30, 2004. We restated our consolidated financial statements for the year ended December 31, 2003, the two months ended December 31, 2002, the ten months ended October 31, 2002 and the first three quarters of 2004 and 2003 to correct for bookkeeping errors at our operating company in Mexico, accounting for deferred tax asset valuation allowance reversals and various other items (see Note 20 to our consolidated financial statements).
Subsequent Events
      Spectrum Auction. On January 10, 2005, the Mexican government began an auction for spectrum in the 806-821 MHz to 851-866 MHz frequency band. Inversiones Nextel de Mexico, a subsidiary of Nextel Mexico, participated in this auction. The spectrum auction was divided into three separate auctions: Auction 15 for Northern Mexico Zone 1, Auction 16 for Northern Mexico Zone 2 and Auction 17 for Central and Southern Mexico. The auctions were completed between February 7 and February 11. Nextel Mexico won an average of 15 MHz of nationwide spectrum, except for Mexico City, where no spectrum was auctioned off and where Nextel Mexico has licenses covering approximately 21 MHz. The corresponding licenses and immediate use of the spectrum were granted to Inversiones Nextel de Mexico on March 17, 2005. These new licenses have an initial term of 20 years, the expected amortization period of the licenses, and are renewable thereafter for 20 years. Nextel Mexico paid an up-front fee of $3.4 million for these licenses, excluding certain annual fees.
Brazilian Contingencies
      Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value added taxes and import duties based on the classification of equipment and services. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases Nextel Brazil’s petitions have been denied and Nextel Brazil is currently appealing those decisions. Nextel Brazil is also disputing various other claims. As a result of ongoing analysis, further consultations with external legal counsel, settlement of certain matters, and the expiration of the statue of limitations for certain contingencies during 2004, Nextel Brazil reduced its liabilities by $35.4 million. Of this total, we recorded $14.4 million as a reduction to operating expenses, reclassified $12.6 million of a settled claim to current liabilities for payment and recorded the remainder to other income.
      During 2003, we reversed $6.3 million in liabilities. Of this total, we recorded $4.6 million as a reduction to operating expenses and the remainder to other income.
      As of December 31, 2004 and 2003, Nextel Brazil had accrued liabilities of $26.4 million and $61.8 million, respectively, related to contingencies of which $23.2 million and $59.4 million were classified as other long-term liabilities and $3.2 million and $2.4 million were classified as accrued expenses. We currently estimate the range of possible losses related to matters for which we have not accrued liabilities to be between $51.5 million and $55.5 million as of December 31, 2004. We are continuing to evaluate the likelihood of probable and possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued contingencies may be necessary.
Mexican Tax Contingencies
      On December 31, 2001, the Mexican Congress created a new tax on the revenues of telecommunications companies, which Nextel Mexico legally disputed. In November 2002, the Mexican tax authority confirmed that Nextel Mexico’s interconnection services were exempt from payment under the 2002 Telecommunications Tax Law. The tax authority also stated that, in its opinion, dispatch, paging and value-added services were taxable services and had no applicable exceptions. Nextel Mexico continued to accrue and pay taxes related to these services. Nextel Mexico also initiated legal proceedings with respect to the payments made under the 2002 Telecommunications Tax Law. The legal proceedings are ongoing.
      On December 31, 2002, the Mexican Congress amended the tax on the revenues of telecommunications companies and enacted the 2003 Telecommunications Tax Law. With respect to our interconnection services, based on guidance provided by our legal advisors, we believe such services were exempt from the 2003 Law. Consequently, Nextel Mexico did not accrue taxes specifically related to revenue derived from such services. However, with respect to our dispatch, paging and value-added services, Nextel Mexico initiated a legal proceeding to dispute the 2003 Telecommunications Tax Law. As of January 1, 2004, the Mexican Congress repealed the telecommunications tax on a prospective basis. In the fourth quarter of 2004, we terminated the legal proceedings and paid $13.5 million for the taxes accrued as liabilities during 2003.
      As of December 31, 2004 and 2003, Nextel Mexico had accrued liabilities of $3.0 million and $14.4 million related to various other contingencies.
Argentine Contingencies
      During 2004, Nextel Argentina recorded a $7.9 million liability for an increase in local turnover taxes. Specifically, in one of the markets in which we operate, the city government had previously increased the turnover tax rate from 3% to 6% of revenues for cellular companies. From a regulatory standpoint, we are not considered a cellular company. As a result, we continue to pay the turnover tax at the existing rate and record a liability for the differential between the old rate and the new rate. Similarly, one of the provincial governments in one of the markets where we operate had also increased their turnover tax rate from 3% to 4.5% of revenues for cellular companies. Consistent with our earlier position, we continue to pay the turnover tax at the existing rate and accrue a liability for the increase in the rate. During 2004, we also recorded a $2.2 million liability for various municipality charges levied on Nextel Argentina typically related to the use or construction of our sites or towers. As of December 31, 2004 and 2003, Nextel Argentina had recorded $17.9 million and $7.3 million, respectively, as liabilities.
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
      The SEC has defined a company’s critical accounting policies as those that are most important to the portrayal of the company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results. For additional information see Note 1 to our audited consolidated financial statements included at the end of this annual report on Form 10-K.
      Revenue Recognition. While our revenue recognition policy does not require the exercise of significant judgment or the use of significant estimates, we believe that our policy is significant as revenue is a key component of our results of operations.
      Operating revenues primarily consist of service revenues and revenues generated from the sale of digital handsets and accessories. Service revenues primarily include fixed monthly access charges for digital mobile telephone service and digital two-way radio and other services including revenues from calling party pays programs and variable charges for airtime and digital two-way radio usage in excess of plan minutes, long-distance charges and international roaming revenues derived from calls placed by our customers.

      We also have other less significant sources of revenues. Other revenues primarily include revenues generated from our handset maintenance programs, roaming revenues generated from other companies’ customers that roam on our networks and co-location rental revenues from third party tenants that rent space on our towers.
      We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts. We recognize excess usage, local, long distance and calling party pays revenue at contractual rates per minute as minutes are used. We record cash received in excess of revenues earned as deferred revenues.
      We bill excess usage to our customers in arrears. In order to recognize the revenues originated from excess usage subsequent to customer invoicing through the end of the reporting period, we estimate the unbilled portion based on the usage that the handset had during the part of the month already billed, and we use this actual usage to estimate the unbilled usage for the rest of the month taking into consideration working days and seasonality. Our estimates are based on our experience in each market. We periodically evaluate our estimation process by comparing our estimates to actual excess usage revenue billed the following month. As a result, actual usage could differ from our estimates.
      From January 1, 2002 through October 31, 2002, we recognized revenue from handset sales on a straight-line basis over the expected customer relationship periods of up to four years, starting when the customer took title. Effective November 1, 2002, in connection with our adoption of fresh-start accounting in accordance with SOP 90-7, we revised our revenue recognition policy in connection with our adoption of Emerging Issues Task Force, or EITF, Issue No. 00-21. We believe that we meet the criteria contained in EITF No. 00-21 for separately accounting for sales of our handsets, namely, our handsets have value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of the wireless service that we provide; and delivery of wireless service is probable and substantially in our control. As a result, we now recognize all revenue from sales and related cost of sales of handsets when title and risk of loss passes to the customer. This change did not impact our operating income for the two months ended December 31, 2002 or for the years ended December 31, 2003 and 2004 and will not change operating income in future periods. We recognize revenue from accessory sales when title and risk of loss passes upon delivery of the accessory to the customer.
      We recognize revenue generated from our handset maintenance programs on a monthly basis at fixed amounts over the service period. We recognize roaming revenues at contractual rates per minute as minutes are used. We recognize co-location revenues from third party tenants on a monthly basis based on the terms set by the underlying agreements.
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
      Lastly, we record any reversals of deferred tax asset valuation allowances that were in existence at the time of our emergence from Chapter 11 reorganization first as a reduction to our intangibles assets existing at our emergence from reorganization until fully exhausted and then as an increase to paid-in capital.
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
      Amortization of Intangible Assets. We record our licenses at historical cost and amortize them using the straight-line method based on an estimated useful life of 20 years. The terms of our licenses, including renewals, range from 30 to 40 years. However, the wireless telecommunications industry is experiencing significant technological change. Future technological advancements may render iDEN technology obsolete. Additionally, the political and regulatory environments in the markets we serve are continuously changing and, in many cases, the renewal fees could be significant. Therefore, we do not view the renewal of our licenses to be perfunctory. As a result, we classify our licenses as finite lived assets. Our licenses and the requirements to maintain the licenses are subject to renewal after the initial term, provided that we have complied with applicable rules and policies in each of our markets. We intend to comply, and believe we have complied, with these rules and policies in all material respects. However, because governmental authorities have discretion as to the grant or renewal of licenses, our licenses may not be renewed, which could have a significant impact on our estimated useful lives. This would affect our results of operations in the future.
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
      Stock-Based Compensation. We account for stock-based compensation under the recognition and measurement principles of Financial Accounting Standards No. 123, “Accounting for Stock Based

Compensation” (“SFAS No. 123”). As permitted by SFAS No. 123, we have chosen to continue to apply APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations in accounting for our employee related stock plans. Accordingly, in each period, we used the intrinsic-value method to record stock based employee compensation. No compensation expense has been recognized for stock options granted to employees with an exercise price equal to or above the trading price per share of our common stock on the grant date. We account for stock-based compensation to non-employees at fair value using a Black-Scholes option pricing model in accordance with the provisions of SFAS, No. 123 and other applicable accounting principles. Since compensation expense is measured based on the estimated fair value of options rather than the intrinsic value, if we had applied SFAS No. 123 to all stock-based compensation, our results of operations would have been different. See Note 1 to our audited consolidated financial statements included in this annual report on Form 10-K for further information surrounding the effect of applying SFAS No. 123 on our results of operations.
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
      We assess the realizability of our deferred tax assets at each reporting period. Our assessments generally consider several factors, including the reversal of existing deferred tax asset temporary differences, projected future taxable income, tax planning strategies and historical and future book income adjusted for permanent book-to-tax differences. During the fourth quarter of 2004, we expanded the analysis of future projections that we performed in our assessment due to an additional year of profitability in 2004.
      Realization of any additional deferred tax assets in any of our markets depends on continued future profitability in these markets. Our ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, technology trends, political uncertainties, competitive pressures and other factors beyond management’s control. If our operations continue to demonstrate profitability, we may further reverse additional deferred tax asset valuation allowance balances during 2005. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our foreign operating companies and in our U.S. companies throughout 2005 to determine the appropriate level of valuation reserves.
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
      Following Nextel Communications’ sale of 9,000,000 shares of our common stock, on November 13, 2003, Nextel Communications owned, as of December 31, 2003, either directly or indirectly, 12,356,064 shares of our common stock, which represents approximately 17.9% of our issued and outstanding shares of common stock.

      As of December 31, 2004, Nextel Communications owned, either directly or indirectly, approximately 17.7% of our issued and outstanding shares of common stock.
      The following are descriptions of other significant transactions consummated with Nextel Communications on November 12, 2002 under our confirmed plan of reorganization. See “Item 13. — Certain Relationships and Related Transactions — Transactions with Nextel Communications” for additional information.

New Spectrum Use and Build-Out Agreement
      On November 12, 2002, we and Nextel Communications entered into a new spectrum use and build-out agreement. Under this agreement, certain of our subsidiaries committed to complete the construction of our network in the Baja region of Mexico, in exchange for proceeds from Nextel Communications of $50.0 million, of which $25.0 million was received in each of 2002 and 2003. We recorded the $50.0 million as deferred revenues and expect to recognize the revenue ratably over 15.5 years, the remaining useful life of our licenses in Tijuana. As of December 31, 2004 and 2003, we had recorded $45.7 million and $49.2 million, respectively, of deferred revenues related to this agreement, of which $42.5 million and $46.0 million are classified as long-term, respectively. We commenced service on our network in the Baja region of Mexico in September 2003. As a result, during each of the years ended December 31, 2004 and 2003, we recognized $3.5 million and $0.8 million, respectively, in revenues related to this arrangement.

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
      Transactions with Motorola, Inc. Through September 2004, we considered Motorola to be a related party.
      As part of our plan of reorganization, we entered into a new master equipment financing agreement and a new equipment financing agreement with Motorola Credit Corporation. In July 2003, we entered into an agreement to substantially reduce our indebtedness under the international equipment facility to Motorola Credit Corporation. Under this agreement, in September 2003, we prepaid, at face value, $100.0 million of the $225.0 million in outstanding principal under this facility. Concurrently, we entered into an agreement with Motorola Credit Corporation to retire our indebtedness under the Brazil equipment facility. In connection with this agreement, in September 2003, we paid $86.0 million in consideration of all of the $103.2 million in outstanding principal as well as $5.5 million in accrued and unpaid interest under the Brazil equipment facility. As of December 31, 2003, we had $125.0 million in debt due to Motorola Credit Corporation.
      In February 2004, in compliance with our international equipment facility credit agreement we prepaid, at face value, $72.5 million of the $125.0 million in outstanding principal to Motorola Credit Corporation using proceeds from a convertible note offering made in January 2004. In July 2004, we paid the remaining $52.6 million in outstanding principal and related accrued interest under our international equipment facility. Under the terms of the international equipment facility and related agreements, Motorola Credit Corporation was a secured creditor and held senior liens on substantially all of our assets, as well as the assets of our various foreign and domestic subsidiaries and affiliates. As a result of the extinguishment of this facility, Motorola Credit Corporation released its liens on these assets, all restrictive covenants under this facility were terminated and all obligations under this facility were discharged. We did not recognize any gain or loss as a result of either of these transactions.
      Prior to the extinguishment of our international equipment facility, Motorola Credit Corporation owned one outstanding share of our special director preferred stock, which gave Motorola Credit Corporation the right to nominate, elect, remove and replace one member of our board of directors. Mr. Charles F. Wright, one of the directors on our board, was elected by Motorola through these rights under the special director preferred stock. In connection with the extinguishment of our international equipment facility and Mr. Wright’s resignation as a member of our board of directors on September 13,

2004, Motorola Credit Corporation lost this right to elect one member of our board of directors and is no longer considered to be a related party.
      We continue to have a number of important strategic and commercial relationships with Motorola. We purchase handsets and accessories and a substantial portion of our digital mobile network equipment from Motorola. Our equipment purchase agreements with Motorola govern our rights and obligations regarding purchases of digital mobile network equipment manufactured by Motorola. We have minimum purchase commitments under these agreements that if not met subject us to payments based on a percentage of the commitment shortfall. We also have various equipment agreements with Motorola. We and Motorola have agreed to warranty and maintenance programs and specified indemnity arrangements. We also pay Motorola for handset service and repair and training and are reimbursed for costs we incur under various marketing and promotional arrangements.
B. Results of Operation
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
      Cost of revenues primarily includes the cost of providing wireless service and the cost of digital handset and accessory sales. Cost of providing service consists largely of costs of interconnection with local exchange carrier facilities and direct switch and transmitter and receiver site costs, including property taxes, insurance costs, utility costs, maintenance costs and rent for the network switches and sites used to operate our digital mobile networks. Interconnection costs have fixed and variable components. The fixed component of interconnection costs consists of monthly flat-rate fees for facilities leased from local exchange carriers. The variable component of interconnection costs, which fluctuates in relation to the volume and duration of wireless calls, generally consists of per-minute use fees charged by wireline and wireless providers for wireless calls from our digital handsets terminating on their networks. Cost of digital handset and accessory sales consists largely of the cost of the handset and accessories, order fulfillment and installation-related expenses, as well as write-downs of digital handset and related accessory inventory for shrinkage or obsolescence.
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
      Our financial results for 2002 include separate operating results prior to our emergence from Chapter 11 reorganization, which we refer to as those of the “Predecessor Company,” and operating results after our emergence from Chapter 11 reorganization, which we refer to as those of the “Successor Company,” reflecting the application of fresh-start accounting on October 31, 2002 that resulted from our Chapter 11 reorganization. For purposes of comparison to 2003, we combined the results of operations for the ten months ended October 31, 2002 with the results of operations for the two months ended December 31, 2002. As a result of the consummation of our plan of reorganization and the transactions that occurred as a result of the implementation of this plan on November 12, 2002, we are operating our existing business under a new capital structure. Accordingly, our consolidated financial condition and results of operations from and after our reorganization are not fully comparable to our consolidated financial condition or results of operations for periods prior to our reorganization.

1. Year Ended December 31, 2004 vs. Year Ended December 31, 2003

a. Consolidated

		% of		% of	Change from
	Year Ended	Consolidated	Year Ended	Consolidated	Previous Year
	December 31,	Operating	December 31,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	(dollars in thousands)
Operating revenues
Service and other revenues	$1,214,837	95%	$895,615	95%	$319,222	36%
Digital handset and accessory revenues	65,071	5%	43,072	5%	21,999	51%

	1,279,908	100%	938,687	100%	341,221	36%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(332,487)	(26)%	(240,021)	(26)%	(92,466)	39%
Cost of digital handset and accessory sales	(207,112)	(16)%	(134,259)	(14)%	(72,853)	54%

	(539,599)	(42)%	(374,280)	(40)%	(165,319)	44%
Selling and marketing expenses	(162,343)	(13)%	(128,575)	(14)%	(33,768)	26%
General and administrative expenses	(229,228)	(18)%	(188,825)	(20)%	(40,403)	21%
Depreciation and amortization	(98,375)	(8)%	(79,501)	(8)%	(18,874)	24%

Operating income	250,363	19%	167,506	18%	82,857	49%
Interest expense	(55,113)	(4)%	(64,623)	(7)%	9,510	(15)%
Interest income	12,697	1%	10,864	1%	1,833	17%
Foreign currency transaction gains, net	9,210	1%	8,856	1%	354	4%
(Loss) gain on early extinguishment of debt, net	(79,327)	(6)%	22,404	2%	(101,731)	NM
Other expense, net	(2,320)	—	(12,166)	(1)%	9,846	(81)%

Income before income tax provision and cumulative effect of change in accounting principle, net	135,510	11%	132,841	14%	2,669	2%
Income tax provision	(79,191)	(6)%	(51,627)	(5)%	(27,564)	53%

Income before cumulative effect of change in accounting principle, net	56,319	5%	81,214	9%	(24,895)	(31)%
Cumulative effect of change in accounting principle, net of income taxes of $11,898	970	—	—	—	970	NM

Net income	$57,289	5%	$81,214	9%	$(23,925)	(29)%

NM-Not Meaningful

1.     Operating revenues
      Consolidated service and other revenues increased $319.2 million, or 36%, from the year ended December 31, 2003 to the year ended December 31, 2004 primarily as a result of the following:

•	a 26% increase in the average number of consolidated digital handsets in service;

•	a $28.6 million increase in revenues related to handset maintenance programs;

•	a $13.5 million increase in digital two-way radio and international roaming revenues; and

•	a $6.7 million increase in revenues earned by Nextel Mexico and Nextel Brazil related to the co-location of third-party tenants on their communication towers.
      The increase in consolidated service and other revenues is also due to an increase in average consolidated revenues per handset resulting from higher access charges and increased revenues generated from service agreements between mobile carriers.
      The $22.0 million, or 51%, increase in consolidated digital handset and accessory revenues from the year ended December 31, 2003 to the year ended December 31, 2004 is primarily the result of a 31% increase in consolidated handset sales, as well as an increase in handset upgrades provided to existing customers.
2.     Cost of revenues
      Consolidated cost of service increased $92.5 million, or 39%, from the year ended December 31, 2003 to the year ended December 31, 2004 mainly as a result of the following:

•	a $57.2 million, or 48%, increase in interconnect costs primarily as a result of a 43% increase in consolidated minutes of use, as well as an increase in interconnect costs per minute of use, primarily in Brazil and Argentina;

•	a $19.8 million, or 63%, increase in service and repair costs due to increased claims related to the handset maintenance programs in all of our markets; and

•	a $9.3 million, or 11%, increase in direct switch and transmitter and receiver site costs largely due to a 14% increase in transmitter and receiver sites in service from December 31, 2003 to December 31, 2004.
      Consolidated cost of digital handset and accessory sales increased $72.9 million, or 54%, from the year ended December 31, 2003 to the year ended December 31, 2004 primarily due to a 31% increase in consolidated handset sales, as well as an increase in handset upgrades provided to existing customers.
3.     Selling and marketing expenses
      The $33.8 million, or 26%, increase in consolidated selling and marketing expenses from the year ended December 31, 2003 to the year ended December 31, 2004 is primarily due to the following:

•	an $18.2 million, or 38%, increase in direct commissions and related payroll expenses mainly caused by a 50% increase in handset sales by our market sales personnel;

•	a $7.7 million, or 18%, increase in indirect commissions mostly due to a 19% increase in handset sales by indirect dealers; and

•	a $7.6 million, or 27%, increase in advertising costs primarily as a result of additional advertising campaigns, primarily in Mexico, in connection with the launch of its Morelia market in the first quarter of 2004, as well as international Direct Connectsm campaigns.

4.     General and administrative expenses
      The $40.4 million, or 21%, increase in consolidated general and administrative expenses from the year ended December 31, 2003 to the year ended December 31, 2004 is largely a result of the following:

•	a $22.7 million, or 21%, increase in general corporate expenses primarily caused by an increase in taxes on operating revenues in Mexico and Argentina;

•	an $11.1 million, or 25%, increase in customer care expenses mainly caused by the 26% increase in the average number of consolidated digital handsets in service and an associated increase in payroll and employee related expenses due to more customer care personnel required to support a larger customer base; and

•	a $4.4 million, or 18%, increase in information technology related maintenance costs and expenses related to various projects initiated during 2004.
5.     Depreciation and amortization
      Consolidated depreciation and amortization increased $18.9 million, or 24%, from the year ended December 31, 2003 to the year ended December 31, 2004 primarily as a result of increased depreciation on a higher consolidated property, plant and equipment base, partially offset by a decrease in amortization. This decrease is a result of the reversal of certain valuation allowances for deferred tax assets created in connection with our application of fresh-start accounting, which was recorded as a reduction to intangible assets that existed as of the date of our application of fresh-start accounting.
6.     Interest expense
      The $9.5 million, or 15%, decrease in consolidated interest expense from the year ended December 31, 2003 to the year ended December 31, 2004 is primarily due to the following:

•	the elimination of interest incurred on our 13.0% senior secured discount notes in connection with the retirement of substantially all of these notes in the first quarter of 2004; and

•	the elimination of interest related to our international equipment facility which was extinguished in 2004, and the extinguishment of our Brazil equipment facility in 2003.
      These decreases were partially offset by interest incurred on our 3.5% convertible notes and our 2.875% convertible notes during the year ended December 31, 2004.
7.     (Loss) gain on early extinguishment of debt, net
      The $79.3 million net loss on early extinguishment of debt for the year ended December 31, 2004 represents a loss we incurred in connection with the retirement of substantially all of our 13.0% senior secured discount notes through a cash tender offer in March 2004.
      The $22.4 million net gain on early extinguishment of debt for the year ended December 31, 2003 represents a gain we recognized in connection with the extinguishment of our Brazil equipment facility in September 2003.
8.     Other expense, net
      Other expense, net, decreased $9.8 million, or 81%, from the year ended December 31, 2003 to the year ended December 31, 2004 primarily as the result of a decrease in monetary corrections on certain tax and other contingencies in Brazil.
9.     Income tax provision
      The $27.6 million increase in the income tax provision from the year ended December 31, 2003 to the year ended December 31, 2004 primarily resulted from a $23.2 million current income tax benefit that we recorded in 2003 due to the reversal of valuation allowance on post-reorganization deferred tax assets in the U.S.
10.     Cumulative effect of change in accounting principle, net
      The $1.0 million cumulative effect of the change in accounting principle for the year ended December 31, 2004 represents net income for our international markets for the one month ended December 31, 2003. We accounted for the elimination of the one-month lag reporting policy as a change in accounting principle in accordance with APB Opinion No. 20 effective January 1, 2004. As a result, we treated the month of December 2003, which is normally the first month in the fiscal year of our foreign operating companies, as the lag month, and our fiscal year for all of our foreign operating companies now begins with January 2004 and ends with December 2004.
     Segment Results
      We refer to our operating companies by the countries in which they operate, such as Nextel Mexico, Nextel Brazil, Nextel Argentina, Nextel Peru and Nextel Chile. We evaluate performance of these segments and provide resources to them based on operating income before depreciation and amortization and impairment, restructuring and other charges, which we refer to as segment earnings. The tables below provide a summary of the components of our consolidated segments for the years ended December 31, 2004 and 2003. The results of Nextel Chile are included in “Corporate and other.”

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Year Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
December 31, 2004	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

	(dollars in thousands)
Nextel Mexico.	$775,925	61%	$(245,760)	46%	$(205,915)	53%	$324,250
Nextel Brazil	212,016	17%	(143,025)	27%	(55,460)	14%	13,531
Nextel Argentina	194,799	15%	(101,829)	19%	(50,874)	13%	42,096
Nextel Peru	96,070	7%	(47,777)	8%	(28,441)	7%	19,852
Corporate and other	1,574	—	(1,684)	—	(50,881)	13%	(50,991)
Intercompany eliminations	(476)	—	476	—	—	—	—

Total consolidated	$1,279,908	100%	$(539,599)	100%	$(391,571)	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Year Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
December 31, 2003	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

	(dollars in thousands)
Nextel Mexico.	$578,368	62%	$(193,423)	51%	$(169,642)	53%	$215,303
Nextel Brazil	148,545	16%	(84,973)	23%	(49,969)	16%	13,603
Nextel Argentina	118,143	12%	(48,651)	13%	(36,824)	12%	32,668
Nextel Peru	92,575	10%	(45,295)	12%	(26,341)	8%	20,939
Corporate and other	1,571	—	(2,453)	1%	(34,624)	11%	(35,506)
Intercompany eliminations	(515)	—	515	—	—	—	—

Total consolidated	$938,687	100%	$(374,280)	100%	$(317,400)	100%

      A discussion of the results of operations in each of our reportable segments is provided below.

b. Nextel Mexico

		% of		% of
		Nextel		Nextel	Change from
	Year Ended	Mexico’s	Year Ended	Mexico’s	Previous Year
	December 31,	Operating	December 31,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	(dollars in thousands)
Operating revenues
Service and other revenues	$749,923	97%	$559,198	97%	$190,725	34%
Digital handset and accessory revenues	26,002	3%	19,170	3%	6,832	36%

	775,925	100%	578,368	100%	197,557	34%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(135,355)	(17)%	(115,207)	(20)%	(20,148)	17%
Cost of digital handset and accessory sales	(110,405)	(15)%	(78,216)	(13)%	(32,189)	41%

	(245,760)	(32)%	(193,423)	(33)%	(52,337)	27%
Selling and marketing expenses	(101,503)	(13)%	(80,791)	(14)%	(20,712)	26%
General and administrative expenses	(104,412)	(13)%	(88,851)	(15)%	(15,561)	18%

Segment earnings	324,250	42%	215,303	38%	108,947	51%
Depreciation and amortization	(67,322)	(9)%	(67,681)	(12)%	359	(1)%

Operating income	256,928	33%	147,622	26%	109,306	74%
Interest expense	(18,902)	(2)%	(19,762)	(3)%	860	(4)%
Interest income	3,648	—	2,609	—	1,039	40%
Foreign currency transaction gains (losses), net	8,613	1%	(16,381)	—	24,994	(153)%
Other expense, net	(576)	—	(959)	—	383	(40)%

Income before income tax and cumulative effect of change in accounting principle, net	$249,711	32%	$113,129	20%	$136,582	121%

      Nextel Mexico is our largest and most profitable market segment, comprising 61% of our total revenues and 103% of our total operating income for the year ended December 31, 2004. In recent years, we have directed the substantial portion of our capital investment to Nextel Mexico. Nextel Mexico’s profitability is a result of subscriber growth with increasing average revenues per subscriber and operating costs maintained in line with revenues. Additional subscriber growth was the result of selectively expanding coverage in new markets and improving network quality and capacity, including launching service in Baja California and providing voice and data coverage to a busy cross-border area between Tijuana and San Diego. Coverage expansion and network improvements were attributable to capital expenditures totaling $101.7 million for the year ended December 31, 2004 and a 41% share of all capital expenditure investments that we made during 2004, a trend that we expect will likely continue in the near future. Average revenues per subscriber improved due to the implementation of new rate plans and increased minutes of use in interconnect and dispatch traffic. Nextel Mexico also decreased its customer turnover by making concentrated investments in customer retention programs. We expect growth to continue as we build out new markets over the next two to three years using spectrum that we acquired in March 2005 in the 800 MHz auctions.

      In accordance with generally accepted accounting principles in the United States, we translated Nextel Mexico’s results of operations using the average exchange rate for the year ended December 31, 2004. The average exchange rate of the Mexican peso for the year ended December 31, 2004 decreased in value against the U.S. dollar by 5% from the year ended December 31, 2003. As a result, compared to 2003, the components of Nextel Mexico’s results of operations for 2004 after translation into U.S. dollars reflect lower increases than would have occurred if it were not for the impact of the decrease in the average value of the peso.
1.     Operating revenues
      The $190.7 million, or 34%, increase in service and other revenues from the year ended December 31, 2003 to the year ended December 31, 2004 is primarily a result of the following:

•	a 31% increase in the average number of digital handsets in service resulting from growth in Mexico’s existing markets, as well as the expansion of service coverage into new markets, mainly Tijuana and the border region; and

•	a $14.6 million increase in revenues generated from Nextel Mexico’s handset maintenance program.
      The $6.8 million, or 36%, increase in digital handset and accessory revenues from the year ended December 31, 2003 to the year ended December 31, 2004 is mostly the result of a 48% increase in handset sales, as well as an increase in handset upgrades provided to existing customers.
2.     Cost of revenues
      The $20.1 million, or 17%, increase in cost of service from the year ended December 31, 2003 to the year ended December 31, 2004 is principally a result of the following:

•	a $9.7 million, or 16%, increase in interconnect costs, primarily resulting from a 41% increase in total system minutes of use, partially offset by a decrease in interconnect cost per minute of use due to the renegotiation of interconnect rates with some of Nextel Mexico’s traffic carriers;

•	a $3.1 million, or 18%, increase in service and repair costs largely due to Nextel Mexico’s handset maintenance program, as well as increased claims under this program; and

•	a $3.1 million, or 9%, increase in direct switch and transmitter and receiver site costs resulting from a 15% increase in the number of transmitter and receiver sites in service from December 31, 2003 to December 31, 2004.
      The $32.2 million, or 41%, increase in Nextel Mexico’s cost of digital handset and accessory sales from the year ended December 31, 2003 to the year ended December 31, 2004 is primarily the result of a 48% increase in handset sales, as well as an increase in handset upgrades provided to current customers.
3.     Selling and marketing expenses
      The $20.7 million, or 26%, increase in Nextel Mexico’s selling and marketing expenses from the year ended December 31, 2003 to the year ended December 31, 2004 is primarily a result of the following

•	an $11.8 million, or 49%, increase in direct commissions and payroll expenses, primarily as a result of a 45% increase in handset sales by Nextel Mexico’s sales personnel;

•	a $5.2 million, or 24%, increase in advertising expenses mostly due to advertising campaigns promoting the launch of Mexico’s Morelia market during the first quarter of 2004, an increase in Nexel’s racing sponsorship activity during the third quarter of 2004 and additional advertising campaigns focused on promoting International Direct ConnectSM in the third and forth quarters of 2004; and

•	a $3.0 million, or 9%, increase in indirect commissions largely resulting from a 8% increase in handset sales by outside dealers.

4.     General and administrative expenses
      The $15.6 million, or 18%, increase in Nextel Mexico’s general and administrative expenses from the year ended December 31, 2003 to the year ended December 31, 2004 is primarily a result of the following:

•	a $9.6 million, or 19%, increase in general corporate costs resulting from an increase in various taxes on operating revenues and government mandated employee profit sharing programs;

•	a $5.2 million, or 23%, increase in customer care expenses primarily due to an increase in payroll and employee related expenses caused by an increase in customer care personnel required to support a larger customer base; and

•	a $2.1 million, or 24%, increase in information technology expenses largely due to increased contractual labor caused by the implementation of new information technology projects in Mexico, as well as increased expenses related to hardware maintenance.
      These increases were partially offset by a decrease of $1.4 million, or 33%, in bad debt expense, which also decreased as a percentage of revenues from 0.7% for the year ended December 31, 2003 to 0.4% for the year ended December 31, 2004 primarily due to improved collections and stricter credit screening procedures.
5.     Interest expense
      The $0.9 million, or 4%, decrease in interest expense from the year ended December 31, 2003 to the year ended December 31, 2004 is primarily due to a decrease in interest related to Nextel Mexico’s portion of the international equipment facility in connection with the extinguishment of this facility in 2004. This decrease was partially offset by an increase in interest incurred on Nextel Mexico’s tower financing obligations due to a full year of interest incurred on tower sale-leaseback transactions that occurred throughout 2003.
6.     Foreign currency transaction gains (losses), net
      Net foreign currency transaction gains of $8.6 million for the year ended December 31, 2004 are primarily due to the relative strengthening of the Mexican peso during the fourth quarter of 2004 compared to the U.S. dollar on Nextel Mexico’s U.S. dollar-based liabilities during that period.
      Net foreign currency transaction losses of $16.4 million for the year ended December 31, 2003 is primarily due to the decrease in value of the Mexican peso on a larger base of Nextel Mexico’s U.S. dollar-denominated net liabilities.

c. Nextel Brazil

		% of		% of
		Nextel		Nextel	Change from
	Year Ended	Brazil’s	Year Ended	Brazil’s	Previous Year
	December 31,	Operating	December 31,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	(dollars in thousands)
Operating revenues
Service and other revenues	$192,830	91%	$138,244	93%	$54,586	39%
Digital handset and accessory revenues	19,186	9%	10,301	7%	8,885	86%

	212,016	100%	148,545	100%	63,471	43%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(92,820)	(44)%	(57,057)	(38)%	(35,763)	63%
Cost of digital handset and accessory sales	(50,205)	(23)%	(27,916)	(19)%	(22,289)	80%

	(143,025)	(67)%	(84,973)	(57)%	(58,052)	68%
Selling and marketing expenses	(29,161)	(14)%	(21,862)	(15)%	(7,299)	33%
General and administrative expenses	(26,299)	(13)%	(28,107)	(19)%	1,808	(6)%

Segment earnings	13,531	6%	13,603	9%	(72)	(1)%
Depreciation and amortization	(13,081)	(6)%	(4,520)	(3)%	(8,561)	189%

Operating income	450	—	9,083	6%	(8,633)	(95)%
Interest expense	(12,054)	(6)%	(11,165)	(8)%	(889)	8%
Interest income	2,733	1%	5,747	4%	(3,014)	(52)%
Gain on extinguishment of debt	—	—	22,739	15%	(22,739)	(100)%
Foreign currency transaction gains, net	575	—	23,751	16%	(23,176)	(98)%
Other expense, net	(1,819)	—	(8,239)	(5)%	6,420	(78)%

(Loss) income before income tax and cumulative effect of change in accounting principle, net	$(10,115)	(5)%	$41,916	28%	$(52,031)	(124)%

      In accordance with accounting principles generally accepted in the United States, we translated Nextel Brazil’s results of operations using the average exchange rate for the year ended December 31, 2004. The average exchange rate for the year ended December 31, 2004 appreciated against the U.S. dollar by 7% from the year ended December 31, 2003. As a result, the components of Nextel Brazil’s results of operations for the year ended December 31, 2004 after translation into U.S. dollars reflect increases compared to its results of operations for the year ended December 31, 2003.
1.     Operating revenues
      The $54.6 million, or 39%, increase in service and other revenues from the year ended December 31, 2003 to the year ended December 31, 2004 is primarily a result of the following:

•	a 13% increase in the average number of digital handsets in service resulting from growth in Nextel Brazil’s existing markets;

•	an increase in average revenue per handset, largely as a result of higher access revenues and an increase in revenues generated from calling-party-pays agreements;

•	an increase in revenues related to the co-location of third-party tenants on Nextel Brazil’s communication towers; and

•	an increase in revenues related to Nextel Brazil’s handset maintenance program, which was launched during the third quarter of 2003.
      The $8.9 million, or 86%, increase in digital handset and accessory sales from the year ended December 31, 2003 to the year ended December 31, 2004 is mainly due to a 40% increase in handset sales, as well as an increase in handset upgrades provided to existing customers and a change in the mix of handsets sold and leased, which included a higher proportion of expensive models during 2004 compared to 2003 when more refurbished handsets were sold.
2.     Cost of revenues
      The $35.8 million, or 63%, increase in cost of service from the year ended December 31, 2003 to the year ended December 31, 2004 is primarily a result of the following:

•	a $25.2 million, or 91%, in interconnect costs primarily resulting from a 44% increase in total minutes of use, as well as an increase in interconnect costs per minute of use as a result of an increase in traffic terminated with other mobile carriers that have higher costs per minute;

•	a $7.2 million increase in service and repair costs caused by increased activity associated with Nextel Brazil’s handset maintenance program; and

•	a $2.0 million, or 8%, increase in direct switch and transmitter and receiver site costs largely due to a 14% increase in the number of transmitter and receiver sites in service from December 31, 2003 to December 31, 2004.
      The $22.3 million, or 80%, increase in cost of digital handset and accessory sales from the year ended December 31, 2003 to the year ended December 31, 2004 is largely due to the 40% increase in handset sales, as well as an increase in handset upgrades provided to existing customers and a change in the mix of handsets sold and leased, which included a higher proportion of expensive models during 2004 compared to 2003 when more refurbished handsets were sold.
3.     Selling and marketing expenses
      Nextel Brazil’s selling and marketing expenses increased $7.3 million, or 33%, from the year ended December 31, 2003 to the year ended December 31, 2004 mostly as a result of the following:

•	a $3.6 million, or 34%, increase in direct commissions and payroll related expenses largely resulting from a 58% increase in handset sales by Nextel Brazil’s salesforce and an increase in sales personnel;

•	a $1.8 million, or 37%, increase in indirect commissions mostly resulting from a 24% increase in handset sales by indirect dealers, as well as increases in indirect commissions per handset sale; and

•	a $1.5 million, or 40%, increase in advertising expenses due to more advertising campaigns in 2004 compared to 2003 primarily as a result of increased initiatives related to brand awareness.
4.     General and administrative expenses
      Nextel Brazil’s general and administrative expenses decreased $1.8 million, or 6%, from the year ended December 31, 2003 to the year ended December 31, 2004 primarily as the result of an $8.0 million, or 75%, decrease in general corporate costs due to $14.4 million in tax and other contingency liability reversals during the year ended December 31, 2004 resulting from settlements of contingencies and the expiration of the statute of limitations. This decrease was partially offset by the following:

•	a $3.3 million increase in bad debt expense, which also increased as a percentage of revenues from less than one percent for the year ended December 31, 2003 to 1.7% for the year ended

December 31, 2004, primarily as a result of the collection of a significant amount of old accounts during 2003;

•	a $1.7 million, or 15%, increase in customer care expenses resulting from an increase in payroll and related expenses due to more customer care personnel necessary to support a larger customer base; and

•	a $1.0 million, or 20%, increase in information technology expenses due to increased maintenance expenses.

5.     Depreciation and amortization
      In connection with the application of fresh-start accounting principles on October 31, 2002, Nextel Brazil recorded $27.8 million of fixed asset write-downs, which substantially reduced the cost bases of Nextel Brazil’s fixed assets and resulted in less depreciation during 2003. During 2004, Nextel Brazil spent $72.4 million on capital expenditures, which represented a significant increase in gross property, plant and equipment from December 31, 2003 to December 31, 2004. The $8.6 million increase in depreciation and amortization from the year ended December 31, 2003 to the year ended December 31, 2004 is primarily a result of depreciation on this higher property, plant and equipment base during 2004, partially offset by a decrease in amortization.
6.     Interest expense
      The $0.9 million, or 8%, increase in interest expense from the year ended December 31, 2003 to the year ended December 31, 2004 is primarily due to an increase in interest incurred on Nextel Brazil’s tower financing obligations during 2004 due to a full year of interest incurred on tower sale-leaseback transactions that occurred throughout 2003, partially offset by the elimination of interest relating to Nextel Brazil’s equipment financing facility as a result of the extinguishment of this facility in the third quarter of 2003.
7.     Interest income
      The $3.0 million, or 52%, decrease in interest income from the year ended December 31, 2003 to the year ended December 31, 2004 is primarily the result of a decrease in Nextel Brazil’s outstanding cash balances due to an increase in capital expenditures, as well as a decrease in interest rates from 2003 to 2004.
8.     Gain on extinguishment of debt
      In July 2003, we entered into an agreement with Motorola Credit Corporation to retire our indebtedness under Nextel Brazil’s equipment financing facility. In connection with this agreement, in September 2003, we paid $86.0 million to Motorola Credit Corporation in consideration of the $103.2 million in outstanding principal and $5.5 million in accrued and unpaid interest under Nextel Brazil’s equipment financing facility which was extinguished. As a result, Nextel Brazil recognized a $22.7 million gain on the retirement of this facility during the year ended December 31, 2003.
9.     Foreign currency transaction gains, net
      Net foreign currency transaction gains of $23.8 million for the year ended December 31, 2003 are largely due to a sharp increase in the value of the Brazilian real compared to the U.S. dollar on a larger base of Nextel Brazil’s U.S. dollar-based liabilities during that period, primarily its equipment financing facility. Nextel Brazil’s exposure to foreign currency transaction losses was reduced significantly in the third quarter of 2003 as a result of the extinguishment of this facility.

10.     Other expense, net
      The $6.4 million, or 78%, decrease in other expense, net, from the year ended December 31, 2003 to the year ended December 31, 2004 is primarily due to the reversal of $4.6 million of monetary corrections on certain contingencies related to the reversal of these contingencies.

d. Nextel Argentina

		% of		% of
		Nextel		Nextel	Change from
	Year Ended	Argentina’s	Year Ended	Argentina’s	Previous Year
	December 31,	Operating	December 31,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	(in thousands)
Operating revenues
Service and other revenues	$177,658	91%	$106,730	90%	$70,928	66%
Digital handset and accessory revenues	17,141	9%	11,413	10%	5,728	50%

	194,799	100%	118,143	100%	76,656	65%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(68,806)	(35)%	(32,740)	(28)%	(36,066)	110%
Cost of digital handset and accessory sales	(33,023)	(17)%	(15,911)	(13)%	(17,112)	108%

	(101,829)	(52)%	(48,651)	(41)%	(53,178)	109%
Selling and marketing expenses	(16,245)	(8)%	(11,030)	(9)%	(5,215)	47%
General and administrative expenses	(34,629)	(18)%	(25,794)	(22)%	(8,835)	34%

Segment earnings	42,096	22%	32,668	28%	9,428	29%
Depreciation and amortization	(11,512)	(6)%	(3,983)	(4)%	(7,529)	189%

Operating income	30,584	16%	28,685	24%	1,899	7%
Interest expense	(3,161)	(2)%	(61)	—	(3,100)	NM
Interest income	416	—	520	—	(104)	(20)%
Foreign currency transaction (losses) gains, net	(266)	—	1,335	2%	(1,601)	(120)%
Other income, net	184	—	8,383	7%	(8,199)	(98)%

Income before income tax and cumulative effect of change in accounting principle, net	$27,757	14%	$38,862	33%	$(11,105)	(29)%

NM-Not Meaningful
      Since the beginning of 2003, the macroeconomic environment in Argentina has shown signs of improvement from the adverse conditions existing in 2002 as evidenced by the appreciation of the Argentine peso relative to the U.S. dollar. Consistent with this improved economic environment, Nextel Argentina has continued growing its subscriber base, significantly lowering its customer turnover and reducing its bad debt expense, while substantially increasing its operating revenues. As a result of the uncertainty surrounding the economic conditions in Argentina, we cannot predict whether this trend will continue.
      In accordance with accounting principles generally accepted in the United States, we translated Nextel Argentina’s results of operations using the average exchange rate for the years ended December 31, 2004 and 2003. The average exchange rate of the Argentine peso for the year ended December 31, 2004 depreciated against the U.S. dollar by 2% from the year ended December 31, 2003. As a result, the components of Nextel Argentina’s results of operations for 2004 after translation into U.S. dollars are generally comparable to its results of operations for 2003.
1.     Operating revenues
      The $70.9 million, or 66%, increase in service and other revenues from the year ended December 31, 2003 to the year ended December 31, 2004 is primarily a result of the following:

•	a 38% increase in the average number of digital handsets in service, resulting from growth in Nextel Argentina’s existing and new markets;

•	a 19% increase in average revenue per handset, largely due to the implementation of a termination fee between mobile carriers during the second quarter of 2003 as well as higher access revenues; and

•	a $6.7 million increase in revenues related to Nextel Argentina’s handset maintenance program.
      The $5.7 million, or 50%, increase in digital handset and accessory revenues from the year ended December 31, 2003 to the year ended December 31, 2004 is primarily a result of a 48% increase in handset sales.
2.     Cost of revenues
      The $36.1 million, or 110%, increase in cost of service from the year ended December 31, 2003 to the year ended December 31, 2004 is largely a result of the following:

•	a $22.3 million, or 166%, increase in interconnect costs primarily caused by a 58% increase in total system minutes of use, as well as significant increases in interconnect costs per minute of use resulting from the implementation of a termination fees between mobile carriers during the second quarter of 2003;

•	a $9.2 million, or 122%, increase in service and repair costs due to an increase in activity associated with Nextel Argentina’s handset maintenance program; and

•	a $4.5 million, or 41%, increase in direct switch and transmitter and receiver site costs due to a 13% increase in the number of cell sites on-air from December 31, 2003 to December 31, 2004 and the accrual of site tax contingencies levied by the municipalities.
      The $17.1 million, or 108%, increase in cost of digital handset and accessory sales from the year ended December 31, 2003 to the year ended December 31, 2004 is primarily due to the 48% increase in handset sales as well as the $4.6 million increase in handset upgrade subsidies from 2003 to 2004 as a result of an increase in upgrade activities.
3.     Selling and marketing expenses
      The $5.2 million, or 47%, increase in Nextel Argentina’s selling and marketing expenses from the year ended December 31, 2003 to the year ended December 31, 2004 is primarily a result of the following:

•	a $2.1 million, or 56%, increase in indirect commissions resulting from a 50% increase in handset sales by indirect dealers;

•	a $0.8 million, or 53%, increase in advertising expenses primarily resulting from new advertising and branding promotions; and

•	a $2.0 million, or 39%, increase in payroll, payroll related costs and direct commissions primarily as the result of an increase in sales and marketing personnel and a 45% increase in handset sales by Nextel Argentina’s sales force.

4.     General and administrative expenses
      The $8.8 million, or 34%, increase in general and administrative expenses from the year ended December 31, 2003 to the year ended December 31, 2004 is primarily a result of the following:

•	an $8.1 million, or 52%, increase in general corporate costs, principally as a result of increases in operating taxes on gross revenues in Argentina and an increase in payroll and payroll related costs caused by a 16% increase in general and administrative headcount;

•	a $2.0 million, or 43%, increase in customer care expenses primarily caused by an increase in customer care headcount required to support larger a customer base. Credit and collections headcount also increased during 2004 which contributed to the overall increase.
      These expenses were somewhat offset by a $1.6 million, or 93%, decrease in bad debt expense, which also decreased as a percentage of revenues from 1.5% for the year ended December 31, 2003 to 0.1% for the year ended December 31, 2004. Bad debt decreased mainly due to improved collection procedures in 2004 compared with 2003.
5.     Depreciation and amortization
      The $7.5 million, or 189%, increase in depreciation and amortization from the year ended December 31, 2003 to the year ended December 31, 2004 is primarily due to a 198% increase in Nextel Argentina’s gross property, plant and equipment as a result of expansion to new areas and existing markets.
6.     Interest expense
      The $3.1 million increase in interest expense is due to the recognition of interest incurred on gross revenue tax contingencies recorded in 2004.
7.     Other income, net
      In connection with our emergence from Chapter 11 reorganization in 2002, one of our corporate entities repurchased Nextel Argentina’s credit facilities from its creditors. While this corporate entity contributed the principal balance to Nextel Argentina as a capital investment, it forgave the accrued interest related to these credit facilities during the first quarter of 2003. Other income, net, of $8.4 million for the year ended December 31, 2003 consists primarily of the gain related to the forgiveness of this accrued interest. We eliminated this intercompany loan for consolidation purposes so it did not impact our consolidated results.

          e. Nextel Peru

		% of		% of
		Nextel		Nextel	Change from
	Year Ended	Peru’s	Year Ended	Peru’s	Previous Year
	December 31,	Operating	December 31,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	(in thousands)
Operating revenues
Service and other revenues	$93,328	97%	$90,391	98%	$2,937	3%
Digital handset and accessory revenues	2,742	3%	2,184	2%	558	26%

	96,070	100%	92,575	100%	3,495	4%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(34,298)	(36)%	(34,049)	(37)%	(249)	1%
Cost of digital handset and accessory sales	(13,479)	(14)%	(11,246)	(12)%	(2,233)	20%

	(47,777)	(50)%	(45,295)	(49)%	(2,482)	5%
Selling and marketing expenses	(10,773)	(11)%	(10,762)	(11)%	(11)	—
General and administrative expenses	(17,668)	(18)%	(15,579)	(17)%	(2,089)	13%

Segment earnings	19,852	21%	20,939	23%	(1,087)	(5)%
Depreciation and amortization	(5,795)	(6)%	(3,054)	(4)%	(2,741)	90%

Operating income	14,057	15%	17,885	19%	(3,828)	(21)%
Interest expense	(188)	—	(2,027)	(2)%	1,839	(91)%
Interest income	2,707	3%	85	—	2,622	NM
Foreign currency transaction gains, net	273	—	165	—	108	65%
Other income (expense), net	483	—	(328)	—	811	(247)%

Income before income tax and cumulative effect of change in accounting principle, net	$17,332	18%	$15,780	17%	$1,552	10%

NM-Not Meaningful
      Nextel Peru’s revenue growth continued to slow during 2004 compared to prior years due to a reduction in the average revenue per handset in service offset by an increase in Nextel Peru’s customer base. Operating revenues increased 4% from the year ended December 31, 2003 to the year ended December 31, 2004. In combination with the 4% increase in operating revenues, an increase in interconnect fees resulting from an increase in rates led to stable segment earnings from 2003 to 2004. We expect Nextel Peru to grow its subscriber base and revenues as it broadens its target market to incorporate subscribers from microenterprises in addition to its existing focus on small and medium-sized corporate and business users.
      Because the U.S. dollar is the functional currency in Peru, Nextel Peru’s results of operations are not significantly impacted by changes in the U.S. dollar to Peruvian sol exchange rate.
1.     Operating revenues
      The $2.9 million, or 3%, increase in service and other revenues from the year ended December 31, 2003 to the year ended December 31, 2004 is primarily the result of a 19% increase in the average number of digital handsets in service, partially offset by a decrease in average revenue per handset largely due to increased competition in Peru. The $0.6 million, or 26%, increase in digital handset and accessory revenues from the year ended December 31, 2003 to the year ended December 31, 2004 is primarily the result of 42% growth in handset sales partially offset by the launch of operating lease programs for handsets, which reduced the revenues from digital handset sales.
2.     Cost of revenues
      The $2.2 million, or 20%, increase in cost of digital handset and accessory sales from the year ended December 31, 2003 to the year ended December 31, 2004 is primarily a result of a 42% increase in handset sales, partially offset by lower subsidies per handset due to partial utilization of refurbished phones for operating leases.
3.     General and administrative expenses
      The $2.1 million, or 13%, increase in Nextel Peru’s general and administrative expenses from the year ended December 31, 2003 to the year ended December 31, 2004 is primarily a result of the following:

•	a $1.0 million, or 17%, increase in customer care expenses primarily as a result of an increase in payroll and related expenses related to an increase in customer care personnel necessary to support a larger customer base; and

•	a $0.9 million, or 17%, increase in general corporate costs primarily as a result of an increase in payroll and related expenses caused by an increase in general and administrative headcount.
4.     Depreciation and amortization
      The $2.7 million, or 90%, increase in depreciation and amortization from the year ended December 31, 2003 to the year ended December 31, 2004 is partially due to an 85% increase in gross property, plant and equipment additions during 2004 principally due to the build-out of new service areas in Peru.
5.     Interest expense
      The $1.8 million, or 91%, decrease in interest expense from the year ended December 31, 2003 to the year ended December 31, 2004 is primarily a result of the elimination of interest on Nextel Peru’s portion of the international equipment facility, which it repaid during the third quarter of 2003.

          f. Corporate and other

	Successor	% of	Successor	% of
	Company	Corporate	Company	Corporate	Change from
	Year Ended	and other	Year Ended	and other	Previous Year
	December 31,	Operating	December 31,	Operating
	2004	Revenues	2003	Revenues	Dollars	Percent

	(in thousands)
Operating revenues
Service and other revenues	$1,574	100%	$1,567	100%	$7	—
Digital handset and accessory revenues	—	—	4	—	(4)	(100)%

	1,574	100%	1,571	100%	3	—

Cost of revenues
Cost of service (exclusive of depreciation included below)	(1,684)	(107)%	(1,483)	(94)%	(201)	14%
Cost of digital handset and accessory sales	—	—	(970)	(62)%	970	(100)%

	(1,684)	(107)%	(2,453)	(156)%	769	(31)%
Selling and marketing expenses	(4,661)	(296)%	(4,130)	(263)%	(531)	13%
General and administrative expenses	(46,220)	NM	(30,494)	NM	(15,726)	52%

Segment losses	(50,991)	NM	(35,506)	NM	(15,485)	44%
Depreciation and amortization	(1,080)	(69)%	(755)	(48)%	(325)	43%

Operating loss	(52,071)	NM	(36,261)	NM	(15,810)	44%
Interest expense	(20,950)	NM	(36,683)	NM	15,733	(43)%
Interest income	3,335	212%	6,978	NM	(3,643)	(52)%
Foreign currency transaction gains, (losses), net	15	1%	(14)	(1)%	29	(207)%
Loss on early extinguishment of debt, net	(79,327)	NM	(335)	(21)%	(78,992)	NM
Other expense, net	(449)	(29)%	(8,564)	NM	8,115	(95)%

Loss before income tax and cumulative effect of change in accounting principle, net	$(149,447)	NM	$(74,879)	NM	$(74,568)	100%

NM-Not Meaningful
      Corporate and other operating revenues and cost of revenues primarily represent the results of analog operations reported by Nextel Chile. Operating revenues and cost of revenues did not significantly change from the year ended December 31, 2003 to the year ended December 31, 2004 because Nextel Chile’s subscriber base remained stable.
1.     General and administrative expenses
      The $15.7 million, or 52%, increase in general and administrative expenses from the year ended December 31, 2003 to the year ended December 31, 2004 is primarily due to a $12.2 million increase in general corporate costs, which increased due to the following:

•	a $3.2 million increase in outside services specifically for audit, tax and consulting activities during 2004;

•	a $1.9 million increase in payroll and related expenses due to an increase in corporate personnel;

•	a $3.6 million increase in stock compensation expense; and

•	a $1.2 million increase in business insurance expense caused by increased insurance premiums and new business insurance coverage.
2.     Interest expense
      The $15.7 million, or 43%, decrease in interest expense from the year ended December 31, 2003 to the year ended December 31, 2004 is primarily related to the elimination of interest on our 13% senior secured discount notes in connection with the retirement of substantially all of these notes during the first quarter of 2004, as well as a decrease in our interest expense related to our international equipment facility and our Brazil equipment facility in connection with the extinguishment of these facilities. These decreases were partially offset by interest incurred on our 3.5% convertible notes and our 2.875% convertible notes during 2004.
3.     Interest income
      The $3.6 million, or 52%, decrease in interest income from the year ended December 31, 2003 to the year ended December 31, 2004 is primarily the result of lower rates on outstanding corporate cash balances compared to 2003.
4.     Loss on early extinguishment of debt, net
      The $79.3 million loss on early extinguishment of debt for the year ended December 31, 2004 represents the loss we incurred in connection with the retirement of substantially all of our 13.0% senior secured discount notes through a cash tender offer in March 2004.
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
2. Year Ended December 31, 2003 vs. Combined Period Ended December 31, 2002
      For purposes of comparison to 2003, we combined the results of operations for the ten months ended October 31, 2002 with the results of operations for the two months ended December 31, 2002. However, as a result of the application of fresh-start accounting rules under SOP 90-7 and other events related to our reorganization, the Predecessor Company’s financial statements for the ten months ended October 31, 2002 are not directly comparable to the Successor Company’s financial statements for the two months ended December 31, 2002. For the same reasons, the combined consolidated results of operations for the year ended December 31, 2002 are not fully comparable to the consolidated results of operations for the year ended December 31, 2003.

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
7.     Interest expense, net
      The $102.6 million, or 65%, decrease in consolidated interest expense, net, from the year ended December 31, 2002 to the year ended December 31, 2003 is primarily due to the following:

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
5.     Depreciation and amortization
      The $13.8 million, or 26%, increase in depreciation and amortization from the year ended December 31, 2002 to the year ended December 31, 2003 is largely due to increase amortization expenses related to $41.5 million in intangible assets, in particular customer base and tradename, that Nextel Mexico recognized as a result of the application of fresh-start accounting rules in the fourth quarter of 2002. The recognition of the customer base and its short useful life relative to other intangible assets substantially increased amortization for 2003 compared to 2002. This increase in amortization was partially offset by a decrease in amortization related to the reversal of certain valuation allowances for deferred tax assets created in connection with our application of fresh-start accounting, which we recorded as a reduction to the intangible assets that existed as of the date of our application of fresh-start accounting.
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
6.     Depreciation and amortization
      The $1.5 million, or 63%, increase in depreciation and amortization from the year ended December 31, 2002 to the year ended December 31, 2003 is primarily due to a significant increase in Nextel Argentina’s gross property, plant and equipment, partially offset by a decrease in amortization related to the reversal of certain valuation allowances for deferred tax assets created in connection with our application of fresh-start accounting, which we recorded as a reduction to the intangible assets that existed as of the date of our application of fresh-start accounting.
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

      Nextel Peru’s revenue growth slowed during 2003 compared to prior years due to lower revenue per subscriber growth. Operating revenues increased 27% from the year ended December 31, 2001 to the year ended December 31, 2002, but only increased 12% from the year ended December 31, 2002 to the year ended December 31, 2003. In combination with the 12% increase in operating revenues, an increase in interconnect fees resulting from an increase in rates led to stable segment earnings from 2002 to 2003. We expect Nextel Peru to grow its subscriber base and revenues as it broadens its target market to incorporate subscribers from micro enterprises in addition to its existing focus on small and medium sized corporate and business users.
      Because the U.S. dollar is the functional currency in Peru, Nextel Peru’s results of operations are not significantly impacted by changes in the U.S. dollar to Peruvian sol exchange rate.
1.     Operating revenues
      The $9.5 million, or 12%, increase in service and other revenues from the year ended December 31, 2002 to the year ended December 31, 2003 is primarily the result of a 16% increase in the average number of digital handsets in service, partially offset by a decrease in average revenue per handset, largely due to the implementation of new rate plans with lower access revenues and higher interconnect rates during 2003.
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
C. Liquidity and Capital Resources
      We had a working capital surplus of $264.0 million as of December 31, 2004, a $129.6 million decrease compared to December 31, 2003. The decrease in our working capital is primarily attributable to lower consolidated cash balances resulting primarily from the repayment of our international equipment facility and the repurchase of our 13% senior secured discount notes, partially offset by new financing activities.
      We recognized net income of $57.3 million for the year ended December 31, 2004, $81.2 million for the year ended December 31, 2003, $22.8 million for the two months ended December 31, 2002 and $1,955.0 million for the ten months ended October 31, 2002. Net income for the ten months ended October 31, 2002 includes $2,181.0 million in one-time non-operating reorganization items and a $101.6 million one-time non-operating gain on the extinguishment of our Argentine credit facility. Our operating expenses and capital expenditures associated with developing, enhancing and operating our digital mobile networks have more than offset our operating revenues in the past. During 2004, our operating revenues more than offset our operating expenses and cash capital expenditures. While we expect this trend to continue, if business conditions or timing of capital expenditures change, we may not be able to maintain this trend. See “— D. Future Capital Needs and Resources” for a discussion of our future outlook and anticipated sources and uses of funds for 2004.
     Cash Flows
      Our operating activities provided us with $256.0 million in net cash during 2004, a $45.0 million increase from 2003 resulting from our profitable growth strategy. Our operating activities provided us with $211.0 million of net cash during 2003.
      We used $293.2 million in net cash in our investing activities during 2004, a $46.7 million increase from 2003. Cash capital expenditures increased $30.3 million from $197.4 million in 2003 to $227.7 million in 2004 due to investments made in advance of our planned expansion activities in 2005. We paid $24.3 million and $49.1 million in cash for acquisitions and purchases of licenses in 2004 and 2003, respectively. During 2004, we purchased $87.8 million in short-term investments of which we received $49.4 million in proceeds from maturities and sales of these short-term investments. We also purchased a foreign currency derivative instrument at a net cost of $2.7 million. We did not make similar purchases of short-term investments or foreign currency derivative instruments during 2003.

      We used $44.1 million of net cash in our financing activities during 2004, primarily due to the following:

•	$211.2 million in cash we used to retire substantially all of our 13.0% senior secured discount notes in connection with our tender offer;

•	$126.1 million in cash we used to repay our international equipment facility with Motorola; and

•	$8.5 million in cash we used to pay debt financing costs in connection with the issuance of our 2.875% convertible notes.
      partially offset by:

•	$300.0 million in gross proceeds that we raised in connection with the issuance of our 2.875% convertible notes.
      Our financing activities provided us with $210.0 million of net cash during 2003, primarily due to $113.1 million in net proceeds that we received from the sale of common stock, $174.6 million in proceeds, net of debt financing costs, that we received from our 3.5% convertible note issuance and $106.4 million in proceeds that we received from our telecommunication tower sale-leaseback financing transactions that closed during 2003, partially offset by $186.0 million that we repaid under our long-term credit facilities with Motorola.
D. Future Capital Needs and Resources
      Capital Resources. Our ongoing capital resources depend on a variety of factors, including our existing cash balance, cash flows generated by our operating companies and external financial sources that may be available. As of December 31, 2004, our capital resources included $369.4 million of cash and available short-term investments. Our ability to generate sufficient net cash from our operating activities is dependent upon, among other things:

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
      In October 2004, we closed on a $250.0 million, five year syndicated loan facility in Mexico. The facility can be drawn down, under certain conditions, within 180 days from the date of closing. Of the total amount of the facility, $129.0 million is denominated in U.S. dollars, with a floating interest rate based on LIBOR, $31.0 million will be denominated in Mexican pesos, with a floating interest rate based on the Mexican reference rate TIIE, and $90.0 million will be denominated in Mexican pesos, at an interest rate fixed at the time of funding. We intend to hedge the currency and interest rate risks so that the facility is an effective fixed rate Mexican peso credit facility. As of December 31, 2004, we have not drawn on this loan.
      Under an existing agreement with American Tower Corporation, during 2004 we received $6.4 million from tower sale-leaseback transactions in Mexico and Brazil. In addition, Nextel Brazil has a facility in place under which it can finance handset purchases. Borrowings under this facility have 180 day maturities and interest is prepaid in U.S. dollars at variable market rates. As of December 31, 2004, there were no amounts outstanding under the Nextel Brazil handset credit facility.
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
      The following table sets forth the amounts and timing of contractual payments for our most significant contractual obligations determined as of December 31, 2004. The information in the table reflects future unconditional payments and is based upon, among other things, the current terms of the relevant agreements, appropriate classification of items under accounting principles generally accepted in the United States that are currently in effect and certain assumptions, such as future interest rates. Future events could cause actual payments to differ significantly from these amounts. See “Item 1. — K. Risk Factors — Our forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs.” Except as required by law, we disclaim any obligation to modify or update the information contained in the table.

	Payments due by period

	Less than			More than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total

	(in thousands)
Convertible notes(1)	$14,925	$29,850	$29,850	$842,513	$917,138
Tower financing obligations(1)	29,860	59,730	59,721	274,323	423,634
Spectrum acquisition obligations	4,500	—	—	—	4,500
Operating leases(2)	34,298	59,998	52,147	52,163	198,606
Purchase obligations(3)	50,245	18,591	17,524	914	87,274
Other long-term obligations(4)	—	—	—	56,394	56,394

Total contractual commitments	$133,828	$168,169	$159,242	$1,226,307	$1,687,546

(1)	These amounts include estimated principal and interest payments based on our expectations as to future interest rates, assuming the current payment schedule.

(2)	These amounts principally include future lease costs, transmitter and receiver sites and switches and office facilities as of December 31, 2004.

(3)	These amounts represent maximum contractual purchase obligations under various agreements with our vendors.

(4)	The amounts due in more than five years include our current estimates of asset retirement obligations based on our expectations as to future retirement costs, inflation rates and timing of retirements.
      Capital Expenditures. Our capital expenditures, including capitalized interest, were $249.8 million for the year ended December 31, 2004 compared to $214.3 million for the year ended December 31, 2003. In the future, we expect to finance our capital spending using the most effective combination of cash from operations, cash on hand, cash from tower-sale leaseback transactions, cash available to us under our syndicated loan facility in Mexico and any other external financing that becomes available. Our capital spending is driven by several factors, including:

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
      Our future capital expenditures will be significantly affected by future technology improvements and technology choices. In October 2001, Motorola and Nextel Communications announced an anticipated significant technology upgrade to the iDEN digital mobile network, the 6:1 voice coder software upgrade. We have implemented the network software upgrade for this technology and beginning in 2004, we started selling handsets that will operate on the new 6:1 voice coder. We expect that this software upgrade will significantly increase our voice capacity for interconnect calls and leverage our existing investment in infrastructure. We do not expect to realize significant benefits from the operation of the 6:1 voice coder until after 2004. If there are substantial delays in realizing the benefits of the 6:1 voice coder, we could be required to invest additional capital in our infrastructure to satisfy our network capacity needs. See “Forward Looking Statements.”
      Future Outlook. We believe that our current business plan, which contemplates significant expansions in Mexico and some expansions in Brazil, will not require any additional external funding, other than the $250.0 million in cash available to us under our syndicated loan facility in Mexico, and we will be able to operate and grow our business while servicing our debt obligations. Our revenues are primarily denominated in foreign currencies. We expect that if current foreign currency exchange rates do not significantly adversely change, we will continue to generate net income for the foreseeable future. See “Forward Looking Statements.”
      In making our assessments of a fully funded business plan and net income, we have considered:

•	cash, cash equivalents and short-term investments on hand and available to fund our operations as of December 31, 2004 of $369.4 million;

•	expected cash flows from operations;

•	the availability of funding under the syndicated loan facility in Mexico;

•	the anticipated level of capital expenditures;

•	the anticipated level of spectrum acquisitions;

•	our scheduled debt service; and

•	cash taxes.
      If our business plans change, including as a result of changes in technology, or if we decide to expand into new markets or further in our existing markets, as a result of the construction of additional portions of our network or the acquisition of competitors, or if economic conditions in any of our markets generally, or competitive practices in the mobile wireless telecommunications industry change materially from those currently prevailing or from those now anticipated, or if other presently unexpected circumstances arise that have a material effect on the cash flow or profitability of our mobile wireless business, then the anticipated cash needs of our business as well as the conclusions presented herein as to the adequacy of the available sources of cash and timing on our ability to generate net income could change significantly. Any of these events or circumstances could involve significant additional funding needs in excess of the identified currently available sources, and could require us to raise additional capital to meet those needs. In addition, we continue to assess the opportunities to raise additional funding on attractive terms and conditions. However, our ability to seek additional capital, if necessary, is subject to a variety of additional factors that we cannot presently predict with certainty, including:

•	the commercial success of our operations;

•	the volatility and demand of the capital markets; and

•	the future market prices of our securities.

E.	Effect of Inflation and Foreign Currency Exchange
      Our net assets are subject to foreign currency exchange risks since they are primarily maintained in local currencies. Additionally, all of our long-term debt except for our tower financing obligations is denominated entirely in U.S. dollars, which exposes us to foreign currency exchange risks. Nextel Argentina, Nextel Brazil and Nextel Mexico conduct business in countries in which the rate of inflation has historically been significantly higher than that of the United States. We seek to protect our earnings from inflation and possible currency devaluation by periodically adjusting the local currency prices charged by each operating company for sales of handsets and services to its customers. We routinely monitor our foreign currency exposure and the cost effectiveness of hedging instruments. In November 2004, Nextel Mexico entered into a hedge agreement to reduce its foreign currency transaction risk associated with a significant portion of its U.S. dollar forecasted capital expenditures and handset purchases. This risk is hedged by forecasting Nextel Mexico’s capital expenditures and handset purchases on a 12-month period beginning in January 2005.
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
      In March 2004, the Emerging Issues Task Force, or EITF, reached a final consensus on Issue No. 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share,” or EITF No. 03-6. EITF No. 03-6 addresses a number of questions regarding the computation of earnings per share (EPS) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF No. 03-6 is effective for the fiscal quarter ended

June 30, 2004. The adoption of EITF No. 03-6 did not have a material impact on our basic or diluted earnings per share.
      In December 2003, the Financial Accounting Standards Board, or FASB, issued Statement No. 132 (Revised 2003), “Employer’s Disclosure about Pensions and Other Post Retirement Benefits,” or SFAS 132R, to improve financial statement disclosures for defined benefit plans. SFAS 132R replaces the existing disclosure requirements for pensions, including foreign plans. The standard requires additional disclosures regarding plan assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans. The guidance for foreign plans is effective for fiscal years ending after June 15, 2004. The adoption of SFAS 132R did not have a material impact on our consolidated financial statements.
      In September 2004, the EITF reached a final consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt and the Effect on Diluted Earnings per Share, or EITF No. 04-8.” EITF No. 04-8 states that contingently convertible debt should be included in diluted earnings per share computations, if dilutive, regardless of whether the market price trigger or other contingent feature has been met. EITF No. 04-8 is effective for all periods ending after December 15, 2004 and will be applied by retroactively restating previously reported EPS. We adopted EITF No. 04-8 in the fourth quarter of 2004. The adoption of EITF No. 04-8 requires us to include the additional common shares associated with the conversion of our 2.875% convertible notes in diluted earnings per share computations, if dilutive, and also requires us to present our previously reported EPS on a comparable basis, regardless of whether the market price trigger or other contingent feature has been met.
      In December 2004, the FASB issued its final standard on accounting for share-based payments (SBP), Statement No. 123R, “Share-Based Payment — An Amendment of FASB Statements No. 123 and 95,” or SFAS 123R, that requires companies to expense the value of employee stock options and similar awards. SFAS 123R is effective for interim and annual periods beginning after June 15, 2005 and applies to all outstanding and unvested SBP awards at a company’s adoption date. The adoption of SFAS 123R will require us to treat the fair value of SBP awards that are within its scope as compensation expense in the income statement beginning on the date that we grant the awards to employees. We are currently evaluating which methodology we will utilize and have not yet determined the impact to our consolidated financial statements.
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk
      Our revenues are primarily denominated in foreign currencies, while a significant portion of our operations are financed in U.S. dollars through our convertible notes. As a result, fluctuations in exchange rates relative to the U.S. dollar expose us to foreign currency exchange risks. These risks include the impact of translating our local currency reported earnings into U.S. dollars when the U.S. dollar strengthens against the local currencies of our foreign operations. In addition, Nextel Mexico, Nextel Brazil and Nextel Argentina purchase some capital assets and all handsets in U.S. dollars but record the related revenue generated from these purchases in local currency. As a result, fluctuations in exchange rates relative to the U.S. dollar expose us to foreign currency exchange risks. During 2003, we entered into local currency-based communication tower sale-leaseback transactions in Mexico and Brazil, which we are accounting for as financing transactions (see Note 8 to our consolidated financial statements).
      We only use derivative instruments for non-trading purposes (see Note 8 to our consolidated financial statements). In November 2004, Nextel Mexico also entered into a hedge agreement to reduce its foreign currency transaction risk associated with a portion of its U.S. dollar forecasted capital expenditures and handset purchases. This risk is hedged by forecasting Nextel Mexico’s capital expenditures and handset purchases for a 12-month period beginning in January 2005. Under this agreement, Nextel Mexico purchased a U.S. dollar call option and sold a call option on the Mexican peso.
      Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. As of December 31, 2004, substantially all of our borrowings were fixed-rate long-term debt obligations. We only use derivative instruments for non-trading purposes (see Note 8 to our consolidated financial statements). As of December 31, 2004, substantially all of our borrowings were fixed rate long-term debt obligations.
      The table below presents principal amounts, related interest rates by year of maturity and aggregate amounts as of December 31, 2004 for our fixed and variable rate debt obligations, including our 3.5% convertible notes, our 2.875% convertible notes and our tower financing obligations, as well as the notional amounts of our purchased call option and written put option. We determined the fair values included in this section based on:

•	quoted market prices for our convertible notes;

•	carrying values for our tower financing obligations as interest rates were set recently when we entered into these transactions; and

•	market values as determined by an independent third party investment banking firm for our purchased call option and written put option.
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

	Year of Maturity						2004		2003

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value	Total	Fair Value

	(dollars in thousands)
Long-Term Debt:
Fixed Rate (US$)	$—	$—	$—	$—	$40	$480,000	$480,040	$713,164	$360,821	$383,580
Average Interest Rate	—	—	—	—	13.0%	3.1%	3.1%		8.3%
Fixed Rate (MP)	$1,679	$1,985	$2,349	$2,782	$3,297	$65,886	$77,978	$77,978	$71,204	$71,204
Average Interest Rate	17.7%	17.7%	17.7%	17.7%	17.7%	17.7%	17.7%		17.8%
Fixed Rate (BR)	$369	$460	$574	$726	$930	$37,165	$40,224	$40,224	$31,880	$31,880
Average Interest Rate	28.0%	28.0%	28.0%	28.0%	28.0%	28.0%	28.0%		28.4%
Variable Rate (US$)	$—	$—	$—	$—	$—	$—	$—	$—	$125,000	$125,000
Average Interest Rate	—	—	—	—	—	—	—		6.2%
Forecasted Hedge Agreement:
Purchased call option	$10,000	$—	$—	$—	$—	$—	$10,000	$2,135	$—	$—
Written put option	$10,000	$—	$—	$—	$—	$—	$10,000	$1,967	$—	$—
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
      Not applicable.
Item 9A.     Controls and Procedures

Disclosure Controls and Procedures
      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission.
      As of December 31, 2004, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and in our operating companies, including our chief executive officer and chief financial officer. This evaluation included the identification of the items described in management’s report on internal control over financial reporting below. Based on and as of the date of such evaluation and as a result of the material weaknesses described below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective.
      In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting
      Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, we identified the following material weaknesses:

Account Reconciliations
      As of December 31, 2004, we did not maintain effective control over reconciliations for accounts receivable, accounts payable and accrued expense balances at our Mexican subsidiary. Specifically, our internal accounting personnel in Mexico did not have adequate policies and procedures in place with respect to the reconciliation process nor did they have sufficient skills and experience to properly prepare the reconciliations. Additionally, there was a lack of review to ensure that monthly reconciliation procedures were performed accurately and on a timely basis. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the ten-months ended October 31, 2002, two-months ended December 31, 2002, year ended December 31, 2003 and for the first, second and third quarters of 2004 and 2003 to correct cumulative accounting errors recorded in the accounts receivable, accounts payable, accrued expenses, foreign currency transaction gains (losses), and selling, general and administrative expense accounts. Additionally, this control deficiency could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this condition constitutes a material weakness.

Income Tax Accounting
      As of December 31, 2004, we did not maintain effective controls over the calculation of the income tax provision and related balance sheet accounts. Specifically, our controls over the processes and procedures related to the determination and review of the quarterly and annual tax provisions were not adequate to ensure that the income tax provision was prepared in accordance with generally accepted accounting principles in the United States. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the ten-months ended October 31, 2002, two-months ended December 31, 2002, year ended December 31, 2003 and for the first, second and third quarters of 2004 and 2003 and in the recording of audit adjustments in the fourth quarter of 2004 to correct the income tax provision and related balance sheet accounts. Additionally, this control deficiency could result in a misstatement of the income tax provision and related balance sheet accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this condition constitutes a material weakness.
      Because of these material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria in Internal Control — Integrated Framework issued by the COSO.
      Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears herein.

Remediation of Material Weaknesses
      The Company has implemented the following remediation steps to address the material weaknesses discussed above:

Account Reconciliations
      With respect to the bookkeeping errors at our Mexican subsidiary, we have taken or are taking the following corrective actions:

•	personnel changes, including the termination of the controller responsible for the unreconciled accounts;

•	the implementation of additional procedures surrounding the account reconciliation policies and procedures, including specific procedures for the approval of manual journal entries in our operating companies and procedures related to the monitoring by us of key control procedures in our operating companies;

•	revisions to system controls surrounding general ledger posting restrictions and enhancement of related monitoring activities; and

•	the provision of specific guidance regarding procedures that must be completed by our operating companies’ executives before signing the certifications related to Section 302 of Sarbanes-Oxley.

Income Tax Accounting
      With respect to the calculation of the tax provision and related balance sheet accounts, we have taken steps or are taking the following corrective actions;

•	ensure a detailed review is performed;

•	enhance our skill set by retaining a third party tax advisor and recruiting additional staff;

•	initiate a training program to increase the current knowledge of tax provision calculation procedures in our local operations; and

•	streamline processes with automation and enhanced checklists.

Changes in Internal Control Over Financial Reporting
      Except as otherwise discussed herein, there have been no changes in Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.     Other Information
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      Except as to certain information regarding executive officers included in Part I hereof and incorporated herein by reference, the information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2005 Annual Meeting of Stockholders under the captions “Election of Directors,” “Governance of the Company — Committees of the Board — Audit Committee,” “Securities Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” and “Governance of the Company — Code of Ethics.”

Item 11.	Executive Compensation
      The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2005 Annual Meeting of Stockholders under the captions “Governance of the Company — Director Compensation” and “Executive Compensation” (except for the information set forth under the captions “Executive Compensation — Compensation Committee Report on Executive Compensation”).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2005 Annual Meeting of Stockholders under the captions “Securities Ownership — Securities Ownership of Certain Beneficial Owners” and “— Securities Ownership of Management” and “Executive Compensation — Equity Compensation Plan Information.”
Item 13.     Certain Relationships and Related Transactions
      The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2005 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions.”

Item 14.	Principal Accounting Fees and Services
      The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2005 Annual Meeting of Stockholders under the captions “Audit Information — Fees Paid to Independent Registered Public Accounting Firm” and “— Audit Committee Pre-Approval Policies and Procedures.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
      (a)(1) Financial Statements. Financial statements and reports of independent registered public accounting firms filed as part of this report are listed below:

Page

Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm	F-5
Consolidated Balance Sheets — As of December 31, 2004 and 2003	F-6
Consolidated Statements of Operations — For the Year Ended December 31, 2004 (Successor Company), Year Ended December 31, 2003 (Successor Company), Two Months Ended December 31, 2002 (Successor Company) and Ten Months Ended October 31, 2002 (Predecessor Company)
F-7
Consolidated Statements of Changes in Stockholders’ (Deficit) Equity — For the Year Ended December 31, 2004 (Successor Company), Year Ended December 31, 2003 (Successor Company), Two Months Ended December 31, 2002 (Successor Company) and Ten Months Ended October 31, 2002 (Predecessor Company)
F-9
Consolidated Statements of Cash Flows — For the Year Ended December 31, 2004 (Successor Company), Year Ended December 31, 2003 (Successor Company), Two Months Ended December 31, 2002 (Successor Company) and Ten Months Ended October 31, 2002 (Predecessor Company)
F-10
Notes to Consolidated Financial Statements	F-11

(2)	Financial Statement Schedule. The following financial statement schedule is filed as part of this report. Schedules other than the schedule listed below are omitted because they are either not required or not applicable.

Page

Schedule II — Valuation and Qualifying Accounts	F-68

(3)	List of Exhibits. The exhibits filed as part of this report are listed in the Exhibit Index, which is incorporated in this item by reference.

(b)	Exhibits. See Item 15(a)(3) above.

(c)	Financial Statement Schedule. See Item 15(a)(2) above.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NII HOLDINGS, INC.

By:	/s/ Ricardo L. Israele

Ricardo L. Israele
Vice President and Controller (On behalf of the registrant and as
Principal Accounting Officer)
March 31, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2005.

Signature	Title

/s/ Steven M. Shindler Steven M. Shindler	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Byron R. Siliezar Byron R. Siliezar	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ George A. Cope George A. Cope	Director

/s/ Steven P. Dussek Steven P. Dussek	Director

/s/ Neal P. Goldman Neal P. Goldman	Director

/s/ Charles M. Herington Charles M. Herington	Director

/s/ Carolyn Katz Carolyn Katz	Director

/s/ Donald E. Morgan Donald E. Morgan	Director

/s/ John W. Risner John W. Risner	Director

NII HOLDINGS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-5

CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets — As of December 31, 2004 and 2003	F-6

Consolidated Statements of Operations — For the Year Ended December 31, 2004 (Successor Company), Year Ended December 31, 2003 (Successor Company), Two Months Ended December 31, 2002 (Successor Company) and Ten Months Ended October 31, 2002 (Predecessor Company)
F-7

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity — For the Year Ended December 31, 2004 (Successor Company), Year Ended December 31, 2003 (Successor Company), Two Months Ended December 31, 2002 (Successor Company) and Ten Months Ended October 31, 2002 (Predecessor Company)
F-8

Consolidated Statements of Cash Flows — For the Year Ended December 31, 2004 (Successor Company), Year Ended December 31, 2003 (Successor Company), Two Months Ended December 31, 2002 (Successor Company) and Ten Months Ended October 31, 2002 (Predecessor Company)
F-9
Notes to Consolidated Financial Statements	F-10

FINANCIAL STATEMENT SCHEDULE
Schedule II — Valuation and Qualifying Accounts	F-68

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of NII Holdings Inc.:
      We have completed an integrated audit of NII Holdings, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of NII Holdings, Inc. and its subsidiaries (“the Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the 2004 and 2003 financial statement schedule information listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule information are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule information based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 2 to the consolidated financial statements, effective January 1, 2004, the Company changed its method of accounting for the financial results of its foreign operating companies from a one-month lag reporting basis to a current period basis, consistent with the Company’s fiscal reporting period.
Internal control over financial reporting
      Also, we have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective control over reconciliations for accounts receivable, accounts payable and accrued expense balances at its Mexican subsidiary and the Company did not maintain effective control over the calculation of the income tax provision and related balance sheet accounts in accordance with generally accepted accounting principles in the United States, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment.

Account Reconciliations
      As of December 31, 2004, the Company did not maintain effective control over reconciliations for accounts receivable, accounts payable and accrued expense balances at its Mexican subsidiary. Specifically, the Company’s internal accounting personnel in Mexico did not have adequate policies and procedures in place with respect to the reconciliation process nor did they have sufficient skills and experience to properly prepare the reconciliations. Additionally, there was a lack of review to ensure that monthly reconciliation procedures were performed accurately and on a timely basis. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the ten-months ended October 31, 2002, two-months ended December 31, 2002, year ended December 31, 2003 and for the first, second and third quarters of 2004 and 2003 to correct cumulative accounting errors recorded in the accounts receivable, accounts payable, accrued expenses, foreign currency transaction gains (losses), and selling, general and administrative expense accounts. Additionally, this control deficiency could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company determined that this condition constitutes a material weakness.

Income Tax Accounting
      As of December 31, 2004, the Company did not maintain effective controls over the calculation of the income tax provision and related balance sheet accounts. Specifically, the Company’s controls over the processes and procedures related to the determination and review of the quarterly and annual income tax provisions were not adequate to ensure that the income tax provision was prepared in accordance with generally accepted accounting principles in the United States. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the ten-months ended October 31, 2002, two-months ended December 31, 2002, year ended December 31, 2003 and for the first, second and third quarters of 2004 and 2003 and in the recording of audit adjustments in the fourth quarter of 2004 to correct the income tax provision and related balance sheet accounts. Additionally, this control deficiency could result in a misstatement of the income tax provision and related balance sheet accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company determined that this condition constitutes a material weakness.
      These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
      In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
/s/     PricewaterhouseCoopers LLP

McLean, Virginia
March 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
NII Holdings, Inc.
Reston, Virginia
      We have audited the accompanying consolidated statements of operations, changes in stockholders’ (deficit) equity and cash flows for the two months ended December 31, 2002 (Successor Company consolidated operations and cash flows), and the ten months ended October 31, 2002 (Predecessor Company consolidated operations and cash flows). Our audits also included the financial statement schedule listed on page F-1. These consolidated financial statements and the financial statement schedule are the responsibility of NII Holdings’ management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. NII Holdings is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of NII Holdings’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 3 to the consolidated financial statements, on October 28, 2002, the Bankruptcy Court entered an order confirming the plan of reorganization, which became effective on November 12, 2002. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with AICPA Statement of Position 90-7, “Financial Reporting for Entities in Reorganization under the Bankruptcy Code,” for the Successor Company as a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods as described in Note 3.
      In our opinion, the Successor Company consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and cash flows for the two months ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and cash flows for the ten months ended October 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the two month period ended December 31, 2002 and the ten month period ended October 31, 2002.
      As discussed in Note 1 to the consolidated financial statements, NII Holdings, Inc. and subsidiaries adopted the provisions of Emerging Issues Task Force Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” on November 1, 2002.
      As discussed in Note 20 to the consolidated financial statements, the accompanying consolidated financial statements for the two months ended December 31, 2002 (Successor Company consolidated operations and cash flows) and for the ten months ended October 31, 2002 (Predecessor Company consolidated operations and cash flows) have been restated.
/s/ DELOITTE & TOUCHE LLP
McLean, Virginia
March 7, 2003 (March 17, 2005 as to the effects of the restatement discussed in Note 20)

NII HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	December 31,
	2004	2003

ASSETS
Current assets
Cash and cash equivalents	$330,984	$405,406
Short-term investments	38,401	—
Accounts receivable, less allowance for doubtful accounts of $8,145 and $9,020	160,727	119,985
Handset and accessory inventory, net	32,034	21,138
Deferred income taxes, net	17,268	41,097
Prepaid expenses and other	53,280	59,128

Total current assets	632,694	646,754
Property, plant and equipment, net	558,247	368,434
Intangible assets, net	67,956	85,818
Deferred income taxes, net	154,757	—
Other assets	77,626	27,430

Total assets	$1,491,280	$1,128,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$87,406	$33,681
Accrued expenses and other	227,933	167,492
Deferred revenues	44,993	32,040
Accrued interest	5,479	5,022
Due to related party	796	13,460
Current portion of long-term debt	2,048	1,466

Total current liabilities	368,655	253,161
Long-term debt, including $0 and $168,067 due to related party	596,194	535,290
Deferred revenues (related party)	42,528	45,968
Other long-term liabilities	61,956	76,247

Total liabilities	1,069,333	910,666

Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, par value $0.001, 69,831 shares issued and outstanding — 2004, 68,883 shares issued and outstanding — 2003	70	69
Paid-in capital	317,053	164,705
Retained earnings	161,267	103,978
Deferred compensation	(12,644)	—
Accumulated other comprehensive loss	(43,799)	(50,982)

Total stockholders’ equity	421,947	217,770

Total liabilities and stockholders’ equity	$1,491,280	$1,128,436

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

				Predecessor
	Successor Company			Company

			Two Months	Ten Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	October 31,
	2004	2003	2002	2002

Operating revenues
Service and other revenues	$1,214,837	$895,615	$137,623	$610,341
Digital handset and accessory revenues	65,071	43,072	5,655	26,754

	1,279,908	938,687	143,278	637,095

Operating expenses
Cost of service (exclusive of depreciation included below)	332,487	240,021	29,929	164,995
Cost of digital handset and accessory sales	207,112	134,259	19,569	87,582
Selling, general and administrative	391,571	317,400	47,108	262,405
Impairment, restructuring and other charges	—	—	—	15,808
Depreciation	84,139	49,127	4,694	55,758
Amortization	14,236	30,374	6,392	9,219

	1,029,545	771,181	107,692	595,767

Operating income	250,363	167,506	35,586	41,328

Other income (expense)
Interest expense	(55,113)	(64,623)	(10,469)	(151,579)
Interest income	12,697	10,864	1,797	3,928
Foreign currency transaction gains (losses), net	9,210	8,856	2,616	(180,765)
(Loss) gain on extinguishment of debt, net	(79,327)	22,404	—	101,598
Reorganization items, net (Note 3)	—	—	—	2,180,998
Other expense, net	(2,320)	(12,166)	(1,557)	(8,918)

	(114,853)	(34,665)	(7,613)	1,945,262

Income from continuing operations before income tax provision and cumulative effect of change in accounting principle	135,510	132,841	27,973	1,986,590
Income tax provision	(79,191)	(51,627)	(24,874)	(29,270)

Income from continuing operations before cumulative effect of change in accounting principle	56,319	81,214	3,099	1,957,320
Discontinued operations
Income (loss) from operations of Philippine operating company (including gain on disposal of $23,475 for the two months ended December 31, 2002)	—	—	19,665	(2,025)
Income tax provision	—	—	—	(252)

Income (loss) from discontinued operations	—	—	19,665	(2,277)

Income before cumulative effect of change in accounting principle	56,319	81,214	22,764	1,955,043
Cumulative effect of change in accounting principle, net of income taxes of $11,898	970	—	—	—

Net income	$57,289	$81,214	$22,764	$1,955,043

Income from continuing operations before cumulative effect of change in accounting principle, per common share, basic (Note 2)	$0.81	$1.29	$0.05	$7.24
Income (loss) from discontinued operations per common share, basic	—	—	0.33	(0.01)
Cumulative effect of change in accounting principle, per common share, basic	0.01	—	—	—

Net income per common share, basic (Note 2)	$0.82	$1.29	$0.38	$7.23

Income from continuing operations before cumulative effect of change in accounting principle, per common share, diluted (Note 2)	$0.78	$1.19	$0.05	$7.24
Income (loss) from discontinued operations per common share, diluted	—	—	0.31	(0.01)
Cumulative effect of change in accounting principle, per common share, diluted	0.01	—	—	—

Net income per common share, diluted (Note 2)	$0.79	$1.19	$0.36	$7.23

Weighted average number of common shares outstanding, basic	69,583	63,129	60,000	270,382

Weighted average number of common shares outstanding, diluted	72,507	70,053	63,429	270,382

NII HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands)

	Series A				Class B
	Preferred Stock		Common Stock		Common Stock			Retained
							Paid-in	(Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings

Balance, January 1, 2002 — Predecessor Company	11	$1,050,300	—	$—	270,382	$271	$934,948	$(3,774,497)
Net income	—	—	—	—	—	—	—	1,955,043
Other comprehensive income, net of income tax:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	—	—	—	—
Deferred compensation	—	—	—	—	—	—	10	—

Balance, October 31, 2002 — Predecessor Company	11	1,050,300	—	—	270,382	271	934,958	(1,819,454)
Elimination of Predecessor Company stockholders’ equity	(11)	(1,050,300)	—	—	(270,382)	(271)	(934,958)	1,819,454
Issuance of Successor Company common stock	—	—	60,000	60	—	—	49,138	—

Balance, October 31, 2002 — Successor Company	—	—	60,000	60	—	—	49,138	—
Net income	—	—	—	—	—	—	—	22,764
Other comprehensive loss, net of income tax:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	—	—	—	—

Balance, December 31, 2002 — Successor Company	—	—	60,000	60	—	—	49,138	22,764
Net income			—	—	—	—	—	81,214
Other comprehensive loss, net of income tax:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	—	—	—	—
Issuance of common stock:
Exercise of stock options	—	—	2,883	3	—	—	2,520	—
Public offering, net	—	—	6,000	6	—	—	113,047	—

Balance, December 31, 2003 — Successor Company	—	—	68,883	69	—	—	164,705	103,978
Net income	—	—	—	—	—	—	—	57,289
Other comprehensive loss, net of income tax:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—
Unrealized loss on derivative	—	—	—	—	—	—	—	—
Total comprehensive income	—	—	—	—	—	—	—	—
Reversal of deferred tax asset valuation allowance	—	—	—	—	—	—	128,370	—
Issuance of restricted stock	—	—	—	—	—	—	16,295	—
Amortization of restricted stock expense	—	—	—	—	—	—	—	—
Stock option expense	—	—	—	—	—	—	213	—
Exercise of stock options	—	—	948	1	—	—	1,106	—
Tax benefits on exercise of stock options	—	—	—	—	—	—	6,364	—

Balance, December 31, 2004 — Successor Company	—	$—	69,831	$70	—	$—	$317,053	$161,267

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Accumulated Other
				Comprehensive Income (Loss)

	Treasury Stock			Unrealized	Cumulative
			Deferred	Loss on	Translation
	Shares	Amount	Compensation	Investments	Adjustment	Total

Balance, January 1, 2002 — Predecessor Company	655	$(3,275)	$(903)	$—	$(228,994)	$(2,022,150)
Net income	—	—	—	—	—	1,955,043
Other comprehensive income, net of income tax:
Foreign currency translation adjustment	—	—	—	—	67,054	67,054

Total comprehensive income	—	—	—	—	—	2,022,097

Deferred compensation	—	—	43	—	—	53

Balance, October 31, 2002 — Predecessor Company	655	(3,275)	(860)	—	(161,940)	—
Elimination of Predecessor Company stockholders’ equity	(655)	3,275	860	—	161,940	—
Issuance of Successor Company common stock	—	—	—	—	—	49,198

Balance, October 31, 2002 — Successor Company	—	—	—	—	—	49,198
Net income	—	—	—	—	—	22,764
Other comprehensive loss, net of income tax:
Foreign currency translation adjustment	—	—	—	—	(350)	(350)

Total comprehensive income	—	—	—	—	—	22,414

Balance, December 31, 2002 — Successor Company	—	—	—	—	(350)	71,612
Net income	—	—	—	—	—	81,214
Other comprehensive loss, net of income tax:
Foreign currency translation adjustment	—	—	—	—	(50,632)	(50,632)

Total comprehensive income	—	—	—	—	—	30,582

Issuance of common stock:
Exercise of stock options	—	—	—	—	—	2,523
Public offering, net	—	—	—	—	—	113,053

Balance, December 31, 2003 — Successor Company	—	—	—	—	(50,982)	217,770
Net income	—	—	—	—	—	57,289
Other comprehensive loss, net of income tax:
Foreign currency translation adjustment	—	—	—	—	9,004	9,004
Unrealized loss on derivative	—	—	—	(1,821)	—	(1,821)

Total comprehensive income	—	—	—	—	—	64,472

Reversal of deferred tax asset valuation allowance	—	—	—	—	—	128,370
Issuance of restricted stock	—	—	(16,295)	—	—	—
Amortization of restricted stock expense	—	—	3,651	—	—	3,651
Stock option expense	—	—	—	—	—	213
Exercise of stock options	—	—	—	—	—	1,107
Tax benefits on exercise of stock options	—	—	—	—	—	6,364

Balance, December 31, 2004 — Successor Company	—	$—	$(12,644)	$(1,821)	$(41,978)	$421,947

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

				Predecessor
	Successor Company			Company

			Two Months	Ten Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	October 31,
	2004	2003	2002	2002

Cash flows from operating activities:
Income before cumulative effect of change in accounting principle	$56,319	$81,214	$22,764	$1,955,043
Adjustments to reconcile income before cumulative effect of change in accounting principle to net cash provided by operating activities:
Loss (gain) on extinguishment of debt, net	79,327	(22,404)	—	(101,598)
Amortization of debt financing costs and accretion of senior redeemable notes	6,866	25,295	3,250	67,537
Depreciation and amortization	98,375	79,501	11,086	64,977
Provision for losses on accounts receivable	13,041	7,179	634	17,484
Provision for losses on inventory	2,953	1,716	563	3,135
Foreign currency transaction (gains) losses, net	(9,210)	(8,856)	(2,616)	180,765
Reorganization items, including fresh-start valuation adjustments	—	—	—	(2,198,522)
Impairment, restructuring and other charges	—	—	—	7,968
Gain on sale of discontinued operations	—	—	(23,025)	—
Deferred income tax provision (benefit)	30,675	51,095	17,272	(449)
Stock-based compensation	3,864	—	—	(382)
Loss on disposal of property, plant and equipment	2,150	1,587	338	609
Other, net	(2,548)	385	—	—
Change in assets and liabilities, net of effects from acquisitions:
Accounts receivable, gross	(53,855)	(27,340)	(5,583)	11,698
Handset and accessory inventory, gross	(13,605)	(4,879)	152	4,300
Prepaid expenses and other assets	10,548	(9,691)	(1,770)	13,500
Other long-term assets	(37,814)	1,367	(1,792)	16,808
Accounts payable, accrued expenses and other	47,219	42,382	(290)	87,859
Current deferred revenue	11,533	5,753	272	1,480
Due to related parties	20,557	(38,325)	3,318	(57,723)
Other long-term liabilities	(10,406)	—	—	3,998
Proceeds from spectrum sharing agreement with Nextel Communications	—	25,000	—	25,000

Net cash provided by operating activities	255,989	210,979	24,573	103,487

Cash flows from investing activities:
Capital expenditures	(227,702)	(197,376)	(25,417)	(199,682)
Payments for acquisitions, purchases of licenses and other	(24,307)	(49,137)	(58)	(13,775)
Purchases of short-term investments	(87,849)	—	—	—
Proceeds from maturities and sales of short-term investments	49,448	—	—	—
Purchase of derivative instruments	(2,742)	—	—	—
Other	—	—	727	—

Net cash used in investing activities	(293,152)	(246,513)	(24,748)	(213,457)

Cash flows from financing activities:
Proceeds from stock option exercises	1,107	2,523	—	—
Gross proceeds from towers financing transactions	6,367	106,414	—	—
Net proceeds from sale of common stock	—	113,053	—	38,394
Gross proceeds from issuance of convertible notes	300,000	180,000	—	—
Issuance of senior secured notes	—	—	—	100,800
Repayments under long-term credit facilities and other	(126,111)	(186,517)	—	(13,044)
Repayments under senior secured discount notes	(211,212)	—	—	—
Transfers (to) from restricted cash	(5,695)	—	—	29
Repayments to Nextel Communications, net	—	—	—	(12,059)
Payment of debt financing costs	(8,538)	(5,428)	—	(2,810)

Net cash (used in) provided by financing activities	(44,082)	210,045	—	111,310

Cumulative effect of change in accounting principle, net	7,962	—	—	—
Effect of exchange rate changes on cash and cash equivalents	(1,139)	(266)	314	(20,568)

Net (decrease) increase in cash and cash equivalents	(74,422)	174,245	139	(19,228)
Cash and cash equivalents, beginning of period	405,406	231,161	231,022	250,250

Cash and cash equivalents, end of period	$330,984	$405,406	$231,161	$231,022

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
      Our digital mobile networks support multiple digital wireless services, including:

•	digital mobile telephone service, including advanced calling features such as speakerphone, conference calling, voice-mail, call forwarding and additional line service;

•	Nextel Direct Connectsm service, which allows subscribers anywhere on our network in the same country to talk to each other instantly, on a “push-to-talk” basis, on a private one-to-one call or on a group call;

•	International Direct Connectsm service, in partnership with Nextel Communications and Nextel Partners, which allows subscribers to communicate instantly across national borders with our subscribers in Mexico, Brazil, Argentina and Peru and with Nextel Communications and Nextel Partners subscribers in the United States;

•	Internet services, mobile messaging services, e-mail and advanced Javatm enabled business applications, which are marketed as “Nextel Online” services; and

•	international roaming capabilities, which are marketed as “Nextel Worldwide.”
      Stock Split. On February 26, 2004, we announced a 3-for-1 common stock split, which was effected in the form of a stock dividend that was paid on March 22, 2004 to holders of record as of March 12, 2004. All share and per share amounts in these consolidated financial statements related to NII Holdings, Inc. for the period from and after November 1, 2002, which we refer to as our Successor Company, have been updated to reflect the common stock split.
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
      Principles of Consolidation. The consolidated financial statements include the accounts of NII Holdings, Inc. and our wholly-owned subsidiaries. Our decision to consolidate an entity is based on our direct and indirect ownership of a majority interest in the entity. We have eliminated all significant intercompany transactions, including intercompany profits and losses, and balances in consolidation.
      We refer to our subsidiaries by the countries in which they operate, such as Nextel Mexico, Nextel Brazil, Nextel Argentina, Nextel Peru and Nextel Chile, as well as Nextel Philippines, which we sold in November 2002.
      Change in Accounting Principle. Until September 30, 2004, we presented the financial information of our consolidated foreign operating companies in our consolidated financial statements utilizing accounts as of a date one month earlier than the accounts of the parent company, U.S. subsidiaries and our non-operating non-U.S. subsidiaries, which we refer to as our one-month lag reporting policy, to ensure timely reporting of consolidated results. As a result, each year the financial position, results of operations and cash flows of each of our wholly-owned foreign operating companies in Mexico, Brazil, Argentina, Peru and

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1.     Summary of Operations and Significant Accounting Policies — (Continued)
Chile were presented as of and for the year ended November 30. In contrast, financial information relating to our parent company, U.S. subsidiaries and our non-operating non-U.S. subsidiaries was presented as of and for the year ended December 31.
      Over the past several years, we have redesigned processes to increase the timeliness of internal reporting. We have established common and updated financial information systems. These improvements enabled us to eliminate the one-month reporting lag on October 1, 2004, effective January 1, 2004, and report consolidated results using a consistent calendar year reporting period for the entire company (see Note 2).
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
      Concentrations of Risk. Substantially all of our revenues are generated from our operations located in Mexico, Brazil, Argentina and Peru. Regulatory entities in each country regulate the licensing, construction, acquisition, ownership and operation of our digital mobile networks, and certain other aspects of our business, including some of the rates we charge our customers. Changes in the current telecommunications statutes or regulations in any of these countries could adversely affect our business. In addition, as of December 31, 2004, about $1,008.1 million of our assets are owned by Nextel Mexico and Nextel Brazil. Political, financial and economic developments in Mexico and Brazil could impact the recoverability of our assets.
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
      Financial instruments that potentially subject us to significant amounts of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. Our cash, cash equivalents and short-term investment balances are deposited with high-quality financial institutions. At times, we maintain cash balances in excess of Federal Deposit Insurance Corporation (or the foreign country equivalent institution) limits. Our accounts receivable are generally unsecured. We routinely assess the financial strength of our customers and maintain allowances for anticipated losses, where necessary.
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1.     Summary of Operations and Significant Accounting Policies — (Continued)
      In general, monetary assets and liabilities designated in U.S. dollars give rise to foreign currency transaction gains and losses. We report the effects of changes in exchange rates associated with U.S. dollar-denominated intercompany loans to our foreign subsidiaries that are of a long-term investment nature as part of the cumulative foreign currency translation adjustment in our consolidated financial statements. We have determined that a portion of the U.S. dollar-denominated intercompany loans to Nextel Brazil are of a long-term investment nature. We report impacts of changes in the Brazilian real to the U.S. dollar exchange rate on the portion of the loans determined to be long-term as part of the cumulative foreign currency translation adjustment in our consolidated financial statements.
      During the ten months ended October 31, 2002, the Argentine currency, the peso, depreciated significantly relative to the U.S. dollar. As a result, for the ten months ended October 31, 2002, Nextel Argentina recorded a pre-tax charge of $137.8 million in foreign currency transaction losses. Nextel Argentina’s exposure to foreign currency transaction losses was minimized significantly as a result of our purchase of their U.S. dollar-denominated credit facilities in November 2002. Our current exposure to foreign currency transaction losses is primarily related to our U.S. dollar-denominated vendor liabilities in Mexico, Brazil and Argentina.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1.     Summary of Operations and Significant Accounting Policies — (Continued)
    Supplemental Cash Flow Information.

				Predecessor
	Successor Company			Company

			Two Months	Ten Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	October 31,
	2004	2003	2002	2002

	(in thousands)
Capital expenditures
Cash paid for capital expenditures, including capitalized interest	$227,702	$197,376	$25,417	$199,682
Change in capital expenditures accrued and unpaid or financed, including accreted interest capitalized	22,060	16,971	(683)	(49,860)

	249,762	214,347	24,734	149,822
Capital expenditures from discontinued operations	—	—	(205)	(1,606)

Capital expenditures from continuing operations	$249,762	$214,347	$24,529	$148,216

Interest costs
Interest expense	$55,113	$64,623	$10,469	$151,579
Interest capitalized	2,598	6,825	971	8,239

	$57,711	$71,448	$11,440	$159,818

Acquisitions of assets and business combinations
Fair value of assets acquired	$19,672	$39,469	$—	$—
Less: liabilities assumed and deferred tax liabilities incurred	(6,672)	(136)	—	—
Less: cash acquired	(4)	(82)	—	—

	$12,996	$39,251	$—	$—

Cash paid for interest	$67,424	$26,701	$1,488	$49,105

Cash paid for income taxes	$50,954	$21,672	$536	$2,230

Cash paid for reorganization items	$—	$—	$216	$18,299

      For the year ended December 31, 2004, we had $5.2 million in non-cash investing and financing activities related to capital lease obligations for communication towers.
      Cash and Cash Equivalents. We consider all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents primarily consist of money market funds.
      Short-term Investments. All of our short-term investments represent investments in debt securities of commercial paper and government securities with maturities less than one year. We classify investments in debt securities as available-for-sale as of the balance sheet date and report them at fair value. All of our available-for-sale securities mature within one year. We record unrealized gains and losses, net of income tax, as other comprehensive income or loss. We report realized gains or losses, as determined on a specific identification basis, and other-than-temporary declines in value, if any, in realized gains or losses on investments. As of December 31, 2004, our short-term investments consisted of $34.8 million of government securities and $3.6 million of commercial paper.

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
      Handset and Accessory Inventory. We record handsets and accessories at the lower of cost or market. We determine cost by the weighted average method. We expense handset costs at the time of sale and classify such costs in cost of digital handset and accessory sales. We establish an allowance to cover losses related to obsolete and slow moving inventory. As of December 31, 2004 and 2003, our inventory allowance was $9.1 million and $5.4 million.
      Property, Plant and Equipment. We record property, plant and equipment, including improvements that extend useful lives or enhance functionality, at cost, while maintenance and repairs are charged to operations as incurred. We calculate depreciation using the straight-line method based on estimated useful lives ranging from 3 to 20 years for digital mobile network equipment and software and 3 to 10 years for office equipment, furniture and fixtures, and other. We amortize leasehold improvements over the shorter of the lease terms or the useful lives of the improvements.
      Construction in progress includes labor, materials, transmission and related equipment, engineering, site development, interest and other costs relating to the construction and development of our digital wireless networks. We do not depreciate assets under construction until they are ready for their intended use. We capitalize interest and other costs that are applicable to the construction of, and significant improvements that enhance functionality to, our digital mobile network equipment.
      We periodically review the depreciation method, useful lives and estimated salvage value of our property, plant and equipment and revise those estimates if current estimates are significantly different from previous estimates.
      Asset Retirement Obligations. We record an asset retirement obligation and an associated asset retirement cost when we have a legal obligation in connection with the retirement of tangible long-lived assets. Our obligations arise from certain of our leases and relate primarily to the cost of removing our equipment from such leased sites. We report asset retirement obligations (and related asset retirement costs) at fair value computed using discounted cash flow techniques. At the time of adoption we were not able to reasonably estimate our asset retirement obligations or the associated asset retirement costs since the settlement date of our obligations and the probability of enforcement of the remediation clauses were not determinable. Based on additional analysis that we performed during the third quarter of 2003, we recorded $2.8 million of asset retirement obligations and associated asset retirement costs under which we are legally obligated to retire tangible long-lived assets. As of December 31, 2003, our asset retirement obligations balance totaled $3.0 million and associated asset retirement cost balance totaled $3.3 million. As of December 31, 2004, our asset retirement obligations balance totaled $3.7 million and associated asset retirement cost balance totaled $3.5 million. For the years ended December 31, 2004 and 2003, we also incurred a related $0.3 million and $0.3 million, respectively, of depreciation expense and $0.7 million and $0.7 million, respectively, of accretion expense, which is included in cost of service. There were no asset retirement obligations settled during 2004. We review the adequacy of asset retirement obligations on a regular basis.
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
      Derivative Financial Instruments. We record our derivative financial instruments on the balance sheet at fair value as either assets or liabilities. Changes in fair value are recognized either in earnings or equity, depending on the nature of the underlying exposure being hedged and how effective the derivatives are at offsetting price movements in the underlying exposure. We evaluate the effectiveness of our hedging relationships both at the hedge inception and on an ongoing basis. Our derivative instruments are designated as cash-flow hedges and are considered to be highly effective. The changes in fair value of our derivatives financial instruments are recorded as a component of accumulated other comprehensive income (loss) and subsequently recognized in earnings when the hedged items impact income.
      Valuation of Long-Lived Assets. We review long-lived assets such as property, plant and equipment and identifiable intangible assets, which includes our licenses, customer base and tradename, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss, if any, is recognized for the difference between the fair value and carrying value of the asset.
      As discussed further in Note 4, we reported the results of operations of Nextel Philippines, which we sold in November 2002, as discontinued operations in our consolidated statements of operations in accordance with SFAS No. 144. In addition, as further discussed in Note 12, we wrote down the long-lived assets of Nextel Argentina to their estimated fair values.
      Intangible Assets. Our intangible assets are composed of wireless licenses, customer base and a tradename. We amortize our intangible assets using the straight-line method over the estimated period benefited. We amortize all of our licenses that existed as of the date we emerged from reorganization over their estimated useful lives, which range from 16 to 17 years. We amortize licenses acquired after our emergence from reorganization over their estimated useful lives of 20 years. In the countries in which we operate, licenses are customarily issued conditionally for specified periods of time ranging from 30 to 40 years, including renewals. The licenses are generally renewable provided the licensee has complied with applicable rules and policies. We believe we have complied with these standards in all material respects. However, the wireless telecommunications industry is experiencing significant technological change. Future technological advancements may render iDEN technology obsolete. Additionally, the political and regulatory environments in the markets we serve are continuously changing and, in many cases, the renewal fees could be significant. Therefore, we do not view the renewal of our licenses to be perfunctory. As a result, we classify our licenses as finite lived assets.
      We amortize our customer base over their respective estimated useful lives, generally two to three years. Through December 31, 2004, we amortized the Nextel tradename in each of the countries in which we operate over the estimated remaining useful lives of our licenses as of the date we emerged from reorganization, generally 16 to 17 years. As of December 31, 2004, the net book value of the tradename was reduced to zero due to the reversal of deferred tax asset valuation reserves existing at our emergence from reorganization.
      Substantially all of our deferred tax asset valuation allowances existed as of the date of the application of fresh-start accounting. As such, under the American Institute of Certified Public Accountants’ Statement of Position, or SOP, 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” we record any valuation allowance reversals first to reduce our remaining intangible

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1.     Summary of Operations and Significant Accounting Policies — (Continued)
assets existing at emergence from reorganization until fully exhausted and then as an increase to paid-in capital.
      Revenue Recognition. Operating revenues primarily consist of service revenues and revenues generated from the sale of digital handsets and accessories. Service revenues primarily include fixed monthly access charges for digital mobile telephone service and digital two-way radio and other services, including revenues from calling party pays programs and variable charges for airtime and digital two-way radio usage in excess of plan minutes, long-distance charges and international roaming revenues derived from calls placed by our customers.
      We also have other less significant sources of revenues. Other revenues primarily include revenues generated from our handset maintenance programs, roaming revenues generated from other companies’ customers that roam on our networks and co-location rental revenues from third party tenants that rent space on our towers.
      We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts. We recognize excess usage, local, long distance and calling party pays revenue at contractual rates per minute as minutes are used. We record cash received in excess of revenues earned as deferred revenues.
      We bill excess usage to our customers in arrears. In order to recognize the revenues originated from excess usage subsequent to customer invoicing through the end of the reporting period, we estimate the unbilled portion based on the usage that the handset had during the part of the month already billed, and we use the actual usage to estimate the usage for the rest of the month taking into consideration working days and seasonality. Our estimates are based on our experience in each market. We periodically evaluate our estimation methodology and process by comparing our estimates to actual excess usage revenue billed the following month. As a result, actual usage could differ from our estimates.
      From January 1, 2002 through October 31, 2002, in accordance with Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements,” we recognized revenue from handset sales on a straight-line basis over the expected customer relationship periods of up to four years, starting when title and risk of loss pass to the customer. Effective November 1, 2002, in connection with our adoption of fresh-start accounting in accordance with SOP 90-7, we revised our revenue recognition policy for handset sales as a result of our adoption of Emerging Issues Task Force, or EITF, Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” We believe that we meet the criteria contained in EITF No. 00-21 for separately accounting for sales of our handsets, namely, our handsets have value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of the wireless service that we will provide; and delivery of wireless service is probable and substantially in our control. As a result, we now recognize all revenue from sales and related cost of sales of handsets when title and risk of loss passes to the customer. This change did not impact our operating income for the two months ended December 31, 2002, the year ended December 31, 2003 or the year ended December 31, 2004. We recognize revenue from accessory sales when title and risk of loss passes upon delivery of the accessory to the customer.
      We recognize revenue generated from our handset maintenance programs on a monthly basis at fixed amounts over the service period. We recognize roaming revenues at contractual rates per minute as minutes are used. We recognize co-location revenues from third party tenants on a monthly basis based on the terms set by the underlying agreements.
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
      Allowance for Doubtful Accounts. We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimated losses. Our methodology for determining our allowance for doubtful accounts receivable requires significant estimates. Since we have a large number of accounts, it is impractible to review the collectibility of all individual accounts when we determine the amount of our allowance for doubtful accounts receivable each period. Therefore, we consider a number of factors in establishing the allowance, including historical collection experience, current economic trends, estimates of forecasted write-offs, agings of the accounts receivable portfolio and other factors. While we believe that the estimates we use are reasonable, actual results could differ from those estimates.
      Handsets Provided Under Leases. Our operating companies periodically provide handsets to our customers under lease agreements. We evaluate each lease agreement at its inception to determine whether the agreement represents a capital lease or an operating lease. Under capital lease agreements, we expense the full cost of the handset at the inception of the lease term and recognize digital handset sales revenue upon delivery of the handset to the customer and collection of the up-front rental payment, which corresponds to the inception of the lease term. Under operating lease agreements, we expense the cost of the handset in excess of the sum of the minimum contractual revenues associated with the handset lease. We recognize revenue ratably over the lease term revenue generated under the operating lease arrangement which relates primarily to the up-front rental payments required at the inception of lease terms.
      Customer Related Direct Costs. From January 1, 2002 to October 31, 2002, we recognized the costs of handset sales over the expected customer relationship periods of up to four years. We expensed other customer related costs in excess of the revenue generated from handset sales, such as handset subsidies, commissions, and fulfillment costs, at the time of sale as these amounts exceeded the minimum contractual revenues. Minimum contractual revenues were limited to the revenue generated from handset sales as our history of enforcing cancellation fee provisions where contracts exist with terminating customers was insufficient. In accordance with our change in accounting policy, beginning on November 1, 2002, we now recognize all costs of handset sales when title and risk of loss passes to the customer.
      Advertising Costs. We expense costs related to advertising and other promotional expenditures as incurred. Advertising costs totaled about $36.3 million during the year ended December 31, 2004, $28.7 million during the year ended December 31, 2003, $4.7 million during the two months ended December 31, 2002 and $25.6 million during the ten months ended October 31, 2002.
      Stock-Based Compensation. We currently have two equity incentive plans. In addition to our 2002 Management Incentive Plan, in 2004, our Board of Directors approved the 2004 Incentive Compensation Plan (the Plan), which provides us with the opportunity to compensate selected employees with stock options, stock appreciation rights (SAR), stock awards, performance share awards, incentive awards, and/or stock units. A stock option entitles the optionee to purchase shares of common stock from us at the specified exercise price. A SAR entitles the holder to receive the excess of the fair market value of each share of common stock encompassed by such SAR over the initial value of such share as determined on the date of grant. Stock awards consist of awards of common stock, subject to certain restrictions specified in the Plan. An award of performance shares entitles the participant to receive cash, shares of common stock, stock units, or a combination thereof if certain requirements are satisfied. An incentive award is a cash-denominated award that entitles the participant to receive a payment in cash or common stock, stock units, or a combination thereof. Stock units are awards stated with reference to a specified

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1.     Summary of Operations and Significant Accounting Policies — (Continued)
number of shares of common stock that entitle the holder to receive a payment for each stock unit equal to the fair market value of a share of common stock on the date of payment. All grants or awards made under the Plan are governed by written agreements between us and the participants.
      In April 2004, our Board of Directors approved grants under the Plan of 429,500 shares of restricted stock to our officers and 2,575,450 stock options to the officers and other selected employees. The restricted shares fully vest after a three-year period. The stock options vest twenty-five percent per year over a four-year period. We account for these grants using the intrinsic value method. Compensation expense is based on the intrinsic value on the measurement date, calculated as the difference between the fair value of the common stock and the relevant exercise price. The fair value of the restricted shares on the grant date was $16.3 million, which we are amortizing on a straight-line basis over the three year vesting period. We recognized compensation expense of $3.7 million for the year ended December 31, 2004 related to the restricted shares. Additionally, we recognized $0.2 million in stock-based employee compensation cost during the year ended December 31, 2004 related to our employee stock options as a result of accelerated vesting on certain options. No other stock-based employee compensation cost related to our employee stock options is reflected in net income as the relevant exercise price of the options issued was equal to the fair market value on the date of the grant.
      The following table illustrates the effect on net income and net income per common share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123,” to stock-based employee compensation.

				Predecessor
	Successor Company			Company

			Two Months	Ten Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	October 31,
	2004	2003	2002	2002

	(in thousands, except per share data)
Net income, as reported	$57,289	$81,214	$22,764	$1,955,043
Add:
Stock-based employee compensation expense included in reported net income, net of related tax effects	3,864	—	—	—
Deduct:
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(11,677)	(1,372)	(812)	(23,767)

Pro forma net income	$49,476	$79,842	$21,952	$1,931,276

Net income per common share:
Basic — as reported	$0.82	$1.29	$0.38	$7.23

Basic — pro forma	$0.71	$1.26	$0.37	$7.14

Diluted — as reported	$0.79	$1.19	$0.36	$7.23

Diluted — pro forma	$0.68	$1.18	$0.35	$7.14

      Net Income Per Common Share, Basic and Diluted. Basic net income per common share includes no dilution and is computed by dividing the net income by the weighted average number of common

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1.     Summary of Operations and Significant Accounting Policies — (Continued)
shares outstanding for the period. Diluted net income per common share reflects the potential dilution of securities that could participate in our earnings. As presented for the year ended December 31, 2004, our calculation of diluted net income per share includes common shares resulting from shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans and our restricted stock, but does not include common shares resulting from the potential conversion of our 3.5% convertible notes or our 2.875% convertible notes since their effect would have been antidilutive to our net income per share for this period (see Note 8).
      The following tables provide a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our consolidated statements of operations for the years ended December 31, 2004 and 2003 and for the two months ended December 31, 2002:

	Year Ended December 31, 2004

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share data)
Basic net income per common share:
Net income	$57,289	69,583	$0.82
Effect of dilutive securities:
Stock options	—	2,924

Diluted net income per common share:
Net income	$57,289	72,507	$0.79

	Year Ended December 31, 2003			Two Months Ended December 31, 2002

	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(in thousands, except per share data)
Basic net income per common share:
Net income	$81,214	63,129	$1.29	$22,764	60,000	$0.38
Effect of dilutive securities:
Stock options	—	4,858		—	3,429
3.5% convertible notes	1,835	2,066		—	—

Diluted net income per common share:
Net income	$83,049	70,053	$1.19	$22,764	63,429	$0.36

      Debt Financing Costs. We capitalize costs incurred to obtain new debt financing as other non-current assets. We amortize debt financing costs over the shorter of the term of the underlying debt or the holder’s first put date, when applicable.
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1.     Summary of Operations and Significant Accounting Policies — (Continued)
We provide a valuation allowance against deferred tax assets if, based upon the weight of available evidence, we believe it is more likely than not that some or all of the deferred tax assets will not be realized. Substantially all of our deferred tax asset valuation allowances existed as of the date of the application of fresh-start accounting. As such, in accordance with SOP 90-7, we record any valuation allowance reversals first to reduce our remaining intangible assets existing at emergence from reorganization until fully exhausted and then as an increase to paid-in capital. We will record the reversal of valuation allowances related to deferred tax assets generated subsequent to our reorganization as a benefit to our income tax provision. Our income tax provision represents income taxes due currently, the change in our deferred tax assets and liabilities and the change in post-reorganization valuation allowances.
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
      In March 2004, the Emerging Issues Task Force, or EITF, reached a final consensus on Issue No. 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share,” or EITF No. 03-6. EITF No. 03-6 addresses a number of questions regarding the computation of earnings per share (EPS) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF No. 03-6 is effective for the fiscal quarter ended June 30, 2004. The adoption of EITF No. 03-6 did not have a material impact on our basic or diluted earnings per share.
      In December 2003, the FASB issued Statement No. 132 (Revised 2003), “Employer’s Disclosure about Pensions and Other Post Retirement Benefits,” or SFAS 132R, to improve financial statement disclosures for defined benefit plans. SFAS 132R replaces the existing disclosure requirements for pensions, including foreign plans. The standard requires additional disclosures regarding plan assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans. The guidance for foreign plans is effective for fiscal years ending after June 15, 2004. The adoption of SFAS 132R did not have a material impact on our consolidated financial statements.
      In September 2004, the EITF reached a final consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt and the Effect on Diluted Earnings per Share,” or EITF Issue No. 04-8.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1.     Summary of Operations and Significant Accounting Policies — (Continued)
EITF No. 04-8 states that contingently convertible debt should be included in diluted earnings per share computations, if dilutive, regardless of whether the market price trigger or other contingent feature has been met. EITF No. 04-8 is effective for all periods ending after December 15, 2004 and will be applied by retroactively restating previously reported EPS. We have adopted EITF No. 04-8 in the fourth quarter of 2004. EITF No. 04-8 requires us to include the additional common shares associated with the conversion of our 2.875% convertible notes in diluted earnings per share computations, if dilutive, and also requires us to present our previously reported EPS on a comparable basis, regardless of whether the market price trigger or other contingent feature has been met. The adoption of EITF No. 04-8 did not have a material impact on our diluted earnings per share.
      In December 2004, the FASB issued its final standard on accounting for share-based payments (SBP), Statement No. 123R, “Share-Based Payment — An Amendment of FASB Statements No. 123 and 95,” or SFAS 123R, that requires companies to expense the value of employee stock options and similar awards. SFAS 123R is effective for interim and annual periods beginning after June 15, 2005 and applies to all outstanding and unvested SBP awards at a company’s adoption date. The adoption of SFAS 123R will require us to treat the fair value of SBP awards that are within its scope as compensation expense in the income statement beginning on the date that we grant the awards to employees. We are currently evaluating which methodology we will utilize and have not yet determined the impact to our financial statements.

2.	Change in Accounting Principle
      Until September 30, 2004, we presented the financial information of our consolidated foreign operating companies in our consolidated financial statements utilizing accounts as of a date one month earlier than the accounts of our parent company, U.S. subsidiaries and our non-operating non-U.S. subsidiaries, which we refer to as our one-month lag reporting policy, to ensure timely reporting of consolidated results. As a result, each year the financial position, results of operations and cash flows of each of our wholly-owned foreign operating companies in Mexico, Brazil, Argentina, Peru and Chile were presented as of and for the year ended November 30. In contrast, financial information relating to our parent company, U.S. subsidiaries and our non-operating non-U.S. subsidiaries was presented as of and for the year ended December 31.
      Over the past several years, we have enhanced our financial reporting systems in our markets, while redesigning processes to increase the timeliness of internal reporting. These enhancements have been in the form of aligned financial processes and common and updated information systems. As a result of these improvements, we are able to more quickly accumulate, analyze and consolidate our financial statement information, which enabled us to eliminate the one-month reporting lag for the year ended December 31, 2004 and report consolidated results using a consistent calendar year reporting period for the entire Company. The change in reporting policy also results in the communication of more current and useful information to our investors. We believe these benefits justified the elimination of the one-month lag reporting policy and results in a preferable method of accounting.
      Effective January 1, 2004, we accounted for the elimination of the one-month lag reporting policy as a change in accounting principle in accordance with Accounting Principle Board, or APB, Opinion No. 20, “Accounting Changes.” Under APB Opinion No. 20, a change in accounting principle is determined in the beginning of period of change. As a result, we treated the month of December 2003, which is normally the first month in the fiscal year of our foreign operating companies, as the lag month, and our fiscal year for all of our foreign operating companies now begins with January 2004 and ends with December 2004. Each of our successive quarterly and annual consolidated financial statements will continue to follow the same basis of consolidation for our foreign operating companies. For example, our consolidated financial

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2.     Change in Accounting Principle — (Continued)
statements for the quarter ended March 31, 2005 will reflect the consolidation of our foreign operating companies’ accounts for the period from January 1 through March 31, 2005. Based on the requirements in APB Opinion No. 20, we have not recast the comparable financial information for the years ended December 31, 2003 and 2002 presented in our consolidated financial statements. However, since the change in accounting principle is effected at the beginning of the period of change, we have recast our previously reported quarterly financial data for 2004 (see Note 18).
      In accordance with the requirements of APB Opinion No. 20, our foreign operating companies’ net income for December 2003 has been reflected on the face of our consolidated statement of operations for the year ended December 31, 2004 as the cumulative effect of a change in accounting principle. In addition, we have reflected the related net cash flows for the month of December 2003 as a separate line item in our consolidated statement of cash flows for the year ended December 31, 2004.
      The table below contains the pro forma results for the year ended December 31, 2003 reflecting the retroactive application of eliminating the one-month lag as compared to the as reported results. As a result of the application of fresh-start accounting in connection with our emergence from Chapter 11 reorganization on October 31, 2002, pro forma presentation of our results of operations for the ten-month period ended October 31, 2002 and for the two-month period ended December 31, 2002 are not comparable to subsequent periods, and therefore have not been presented.

	Year Ended
	December 31, 2003

	As Reported	Pro Forma

	(in thousands)
Income before cumulative effect of change in accounting principle	$81,214	$66,001

Income before cumulative effect of change in accounting principle, per common share, basic	$1.29	$1.05

Income before cumulative effect of change in accounting principle, per common share, diluted	$1.19	$0.97

Net income	$81,214	$72,153

Net income per common share, basic	$1.29	$1.14

Net income per common share, diluted	$1.19	$1.06

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2.     Change in Accounting Principle — (Continued)
      The combined statement of operations of our foreign operating companies for the month of December 2003 is as follows (in thousands):

Operating revenues
Service and other revenues	$82,108
Digital handset and accessory revenues	9,293

91,401

Operating expenses
Cost of service (exclusive of depreciation included below)	22,256
Cost of digital handset and accessory sales	12,169
Selling, general and administrative	29,460
Depreciation	5,842
Amortization	1,260

70,987

Operating income	20,414

Other income (expense)
Interest expense	(2,436)
Interest income	741
Foreign currency transaction losses, net	(5,404)
Other expense, net	(447)

(7,546)

Income before income tax provision	12,868
Income tax provision	(11,898)

Net income (cumulative effect of change in accounting principle)	$970

      The components of the $11.9 million income tax provision related to the cumulative effect of the change in accounting principle consist of $6.7 million in current foreign tax expense and $5.2 million in deferred foreign tax expense.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2.     Change in Accounting Principle — (Continued)
      The combined statement of cash flows of our foreign operating companies for the month of December 2003 is as follows (in thousands):

Cash flows from operating activities:
Net income	$970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,102
Provision for losses on accounts receivable	670
Provision for losses on inventory	81
Foreign currency transaction losses, net	5,404
Deferred income tax provision	11,207
Loss on disposal of property, plant and equipment	37
Other, net	(273)
Change in assets and liabilities:
Accounts receivable, gross	955
Handset and accessory inventory, gross	(942)
Prepaid expenses and other assets	(582)
Other long-term assets	(1,716)
Accounts payable, accrued expenses and other	(1,636)
Current deferred revenue	1,420
Due to related parties	(1,921)
Other long-term liabilities	3,060

Net cash provided by operating activities	23,836

Cash flows from investing activities:
Capital expenditures	(22,824)

Net cash used in investing activities	(22,824)

Cash flows from financing activities:
Gross proceeds from towers financing transactions	5,890
Repayments under financing obligations	(169)

Net cash provided by financing activities	5,721

Effect of exchange rate changes on cash and cash equivalents	1,229

Net increase in cash and cash equivalents (cumulative effect of change in accounting principle)	$7,962

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
      The table below shows our consolidated balance sheet that reflects reorganization and fresh-start accounting adjustments that we recorded as of October 31, 2002. These adjustments primarily include the following:

•	the receipt of $25.0 million of a total $50.0 million in proceeds from Nextel Communications on the effective date of our reorganization under a new spectrum use and build-out agreement, which we deferred and recognized as a liability because of our future performance obligations;

•	the repayment to Motorola Credit Corporation of $56.7 million in outstanding principal plus accrued interest under our international Motorola incremental equipment financing facility and accrued interest under our international Motorola equipment financing facility and Brazil Motorola equipment financing facility;

•	the extinguishment of $2.3 billion of our senior redeemable notes plus accrued interest and some other unsecured, non-trade debt in exchange for the issuance of 11,760,000 shares of our new common stock;

•	the receipt of $140.0 million in proceeds received through our rights offering in exchange for the issuance of new senior notes and 47,040,000 of new common stock, allocated between debt and equity based on the relative fair values of each;

•	the payment of $5.0 million and the issuance of 1,200,000 shares of new common stock in exchange for the retirement of the entire outstanding balance of $100.7 million under our Argentine credit facilities plus accrued interest;

•	the cancellation of all outstanding preferred stock, common stock and other equity interests and elimination of all components of stockholders’ equity, including paid-in-capital, accumulated deficit, deferred compensation and accumulated other comprehensive loss; and

•	the $115.1 million adjustment to the carrying values of our property, plant and equipment and intangible assets based on our estimates of their relative fair values, which we determined in consultation with external valuation specialists that we hired, and the resulting adjustment to deferred income taxes.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3.     Reorganization — (Continued)

						Elimination of Equity
						and Fresh
			Debt			Start Adjustments
			Extinguishment
	Pre	Spectrum	and				Allocation of	Post
	Reorganization	Transaction	Reorganization	Rights	Argentina	Equity	Reorganization	Reorganization
	Balance	with NCI	Payments	Offering	Settlement	Elimination	Value	Balance

	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$90,526	$25,000	$(19,504)	$140,000	$(5,000)	$—	$—	$231,022
Restricted cash	69,489		(69,489)					—
Accounts receivable, net	97,342							97,342
Handset and accessory inventory	19,269							19,269
Prepaid expenses and other	63,774						(26,455)	37,319

Total current assets	340,400	25,000	(88,993)	140,000	(5,000)	—	(26,455)	384,952
Property, plant and equipment, net	359,752						(149,060)	210,692
Intangible assets and other, net	172,610						33,082	205,692
Other assets	46,380						(18,374)	28,006

	$919,142	$25,000	$(88,993)	$140,000	$(5,000)	$—	$(160,807)	$829,342

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$33,933	$—	$2,718	$—	$—	$—	$—	$36,651
Accrued expenses and other	212,634		(11,866)				(2,600)	198,168
Deferred revenues	46,935						(26,455)	20,480
Accrued interest	31,600		(23,670)		(6,829)			1,101
Due to related parties	50,407		215					50,622
Current portion of long-term debt	157,419		(56,650)		(100,769)			—

Total current liabilities	532,928	—	(89,253)	—	(107,598)	—	(29,055)	307,022
Long-term debt	325,000		3,193	100,800				428,993
Deferred income taxes	2,659						1,714	4,373
Deferred revenues and other	33,130	25,000					(18,374)	39,756

Total liabilities not subject to compromise	893,717	25,000	(86,060)	100,800	(107,598)	—	(45,715)	780,144
Liabilities subject to compromise	2,446,174		(2,446,174)					—
Stockholders’(deficit) equity
Preferred stock	1,050,300					(1,050,300)		—
Common stock — old	271					(271)		—
Common stock — new	—		4	16				20
Paid-in-capital — old	934,958					(934,958)		—
Paid-in-capital — new	—		8,994	39,184	1,000			49,178
Treasury stock	(3,275)					3,275		—
Deferred compensation	(860)					860		—
Cumulative translation adjustment	(161,940)					161,940		—
Accumulated deficit	(4,240,203)		2,434,243		101,598	1,819,454	(115,092)	—

Total stockholders’ (deficit) equity	(2,420,749)	—	2,443,241	39,200	102,598	—	(115,092)	49,198

	$919,142	$25,000	$(88,993)	$140,000	$(5,000)	$—	$(160,807)	$829,342

4.	Significant Transactions
      We accounted for each of the business acquisitions described below under the purchase method. We recorded acquisitions of licenses at their purchase price.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4.     Significant Transactions — (Continued)
      Nextel Argentina. In November 2004, Nextel Argentina purchased all of the equity interests of Radio Movil Digital Argentina S.A. (RMD), for a purchase price of $13.0 million, of which $8.5 million was paid through December 31, 2004, and the remaining $4.5 million was paid in March 2005. RMD had no operations other than its ownership of licenses for 650 channels of wireless spectrum. The purchase price was allocated to the licenses acquired ($19.5 million), a deferred tax liability ($6.6 million), which represents the tax effect of the difference between the book basis and tax basis of the acquired licenses and other miscellaneous assets ($0.1 million). We accounted for this acquisition as a purchase of assets. In connection with this acquisition, Nextel Argentina obtained 650 channels of additional spectrum that will help to consolidate and expand our spectrum position in Argentina. 150 of the channels purchased provide coverage in Buenos Aires, and the remaining 500 channels provide coverage in numerous other areas of Argentina. We are amortizing the licenses acquired over 20 years.
      Nextel Mexico. During 2002, Nextel Mexico purchased licenses for $13.6 million in cash to help consolidate and expand our spectrum position in Mexico in key cities in which we currently operate, as well as in new service areas. In September 2003, Nextel Mexico purchased in cash $9.0 million of licenses from Servicios Troncalizados, S.A. de C.V. to further consolidate and expand our spectrum position in some central Mexican cities.
      In August 2003, Nextel Mexico purchased all of the equity interests of Delta Comunicaciones Digitales S.A. de C.V., an analog trunking company, for a purchase price of $39.3 million. We have allocated the purchase price as follows: $35.8 million to licenses, $3.0 million to customer base, $0.2 million to current assets and $0.4 million to other non-current assets. In addition, Nextel Mexico assumed $0.1 million in current liabilities. The licenses acquired provide coverage in numerous areas of Mexico, including Mexico City, Queretaro and Leon, and are intended to help consolidate and expand our spectrum position in Mexico. We are amortizing the licenses acquired over 20 years.
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4.     Significant Transactions — (Continued)
      The amounts of operating revenues and net pre-tax loss related to the operations of Nextel Philippines included in discontinued operations are as follows:

	Successor	Predecessor
	Company	Company
	Two Months	Ten Months
	Ended	Ended
	December 31,	October 31,
	2002	2002

	(in thousands)
Operating revenues	$997	$12,570

Net pre-tax loss	$(3,810)	$(2,025)

5.	Property, Plant and Equipment
      The components are as follows:

	December 31,

	2004	2003

	(in thousands)
Land	$584	$560
Leasehold improvements	27,744	16,711
Digital network equipment	502,502	323,484
Office equipment, furniture and fixtures, and other	94,807	55,058
Less: Accumulated depreciation and amortization	(145,976)	(56,913)

	479,661	338,900
Construction in progress	78,586	29,534

	$558,247	$368,434

6.	Intangible Assets
      Our intangible assets consist of our licenses, customer base and tradename, all of which have finite useful lives, as follows:

	December 31, 2004			December 31, 2003

	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value

			(in thousands)
Amortizable intangible assets:
Licenses	$75,954	$(9,804)	$66,150	$73,595	$(5,380)	$68,215
Customer base	40,917	(39,111)	1,806	42,133	(27,684)	14,449
Tradename and other	1,538	(1,538)	—	4,132	(978)	3,154

Total intangible assets	$118,409	$(50,453)	$67,956	$119,860	$(34,042)	$85,818

      SOP 90-7 requires that reversals of valuation allowances associated with deferred tax assets that exist as of the date of application of fresh-start accounting be recorded as a reduction to intangible assets. Substantially all of our deferred tax asset valuation allowances existed as of the date of our application of fresh-start accounting. As such, under SOP 90-7, we record any valuation allowance reversals first as a

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6.     Intangible Assets — (Continued)
reduction to our remaining intangible assets existing at our emergence from reorganization and then as an increase to paid-in capital.
      The gross carrying values of licenses, customer base and tradename decreased by $23.0 million, $1.8 million and $3.1 million, respectively from December 31, 2003 to December 31, 2004 due to the reversal of deferred tax asset valuation allowances. The gross carrying value of these intangible assets also decreased as a result of foreign currency translation adjustments.
      Based solely on the carrying amount of amortizable intangible assets existing as of December 31, 2004 and current exchange rates, we estimate amortization expense for each of the next five years ending December 31 to be as follows (in thousands):

Estimated
Amortization
Years	Expense

2005	$13,570
2006	4,479
2007	3,859
2008	3,859
2009	3,859
      Actual amortization expense to be reported in future periods could differ from these estimates as a result of the timing of releases of deferred tax asset valuation allowances, as well as changes in exchange rates and other relevant factors. During the year ended December 31, 2004, we did not acquire, dispose of or write down any goodwill or intangible assets with indefinite useful lives.

7.	Balance Sheet Details
          Prepaid Expenses and Other.
      The components are as follows:

	December 31,

	2004	2003

	(in thousands)
Value added tax receivables	$13,723	$22,596
Advertising	10,281	5,200
Advances to suppliers	2,472	8,050
Insurance claims	3,022	4,853
Income taxes	134	4,470
Other	23,648	13,959

	$53,280	$59,128

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7.     Balance Sheet Details — (Continued)

Other Assets.
      The components are as follows:

	December 31,

	2004	2003

	(in thousands)
Value added tax receivables	$31,019	$16,230
Income tax receivable	14,222	—
Deferred financing costs	11,773	6,828
Deposits and restricted cash	12,386	756
Other	8,226	3,616

	$77,626	$27,430

Accrued Expenses and Other.
      The components are as follows:

	December 31,

	2004	2003

	(in thousands)
Income taxes currently payable	$42,412	$11,080
Non-income based taxes	40,897	32,899
Payroll related items and commissions	34,256	32,816
Network system and information technology costs	28,491	27,578
Capital expenditures	30,880	22,328
Customer deposits	17,950	11,485
Tax and non-tax liabilities	6,301	6,676
Other	26,746	22,630

	$227,933	$167,492

Other Long-Term Liabilities.
      The components are as follows:

	December 31,

	2004	2003

	(in thousands)
Tax and non-tax liabilities	$47,259	$69,627
Asset retirement obligations	4,126	3,021
Capital lease obligations	5,267	—
Severance plan liability	5,075	3,599
Other	229	—

	$61,956	$76,247

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Debt

	December 31,

	2004	2003

	(in thousands)
3.5% convertible notes due 2033.	$180,000	$180,000
2.875% convertible notes due 2034.	300,000	—
13.0% senior secured discount notes due 2009, net of unamortized discount of $14 and $52,196	40	128,625
International equipment facility	—	125,000
Tower financing obligations	118,202	103,131

Total debt	598,242	536,756
Less: current portion	(2,048)	(1,466)

	$596,194	$535,290

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
      The conversion feature related to the trading price per note meets the criteria of an embedded derivative under Statement of Financial Accounting Standards, or SFAS, No. 133, “Accounting for

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8.     Debt — (Continued)
Derivative Instruments and Hedging Activities.” As a result, we are required to separate the value of the conversion feature from the notes and record a liability on our consolidated balance sheet. As of December 31, 2004, the conversion feature had a nominal value, and therefore it did not have a material impact on our financial position or results of operations. We will continue to evaluate the materiality of the value of this conversion feature on a quarterly basis and record the resulting adjustment, if any, in our consolidated balance sheet and statement of operations.
      For the fiscal quarter ended December 31, 2004, the closing sale price of our common stock exceeded 110% of the conversion price of $26.67 per share for at least 20 trading days in the 30 consecutive trading days ending on December 31, 2004. As a result, the conversion contingency was met, and our 3.5% notes are convertible into 37.5 shares of our common stock per $1,000 principal amount of notes, or 6,750,000 aggregate common shares, at a conversion price of about $26.67 per share. As presented for the year ended December 31, 2004, our calculation of diluted net income per share does not include the common shares resulting from the potential conversion of our 3.5% notes since their effect would have been antidilutive to our net income.
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
      The conversion feature related to the trading price per note meets the criteria of an embedded derivative under SFAS No. 133. As a result, we are required to separate the value of the conversion feature from the notes and record a liability on our consolidated balance sheet. As of December 31, 2004, the conversion feature had a nominal value, and therefore it did not have a material impact on our financial position or results of operations. We will continue to evaluate the materiality of the value of this conversion feature on a quarterly basis and record the resulting adjustment, if any, in our consolidated balance sheet and statement of operations.
      For the fiscal quarter ended December 31, 2004, the closing sale price of our common stock did not exceed 120% of the conversion price of $53.24 per share for at least 20 trading days in the 30 consecutive trading days ending on December 31, 2004. As a result, the conversion contingency was not met. As presented for the year ended December 31, 2004, our calculation of diluted net income per share does not

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8.     Debt — (Continued)
include the common shares resulting from the potential conversion of our 2.875% notes since their effect would have been antidilutive to our net income.
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
      As presented for the year ended December 31, 2004, our calculation of diluted net income per share does not include the common shares resulting from the potential conversion of our 2.875% notes since their effect would have been antidilutive to our net income.
      Mexico Syndicated Loan. In October 2004, we closed on a $250.0 million, five-year syndicated loan facility in Mexico. The facility can be drawn down, under certain conditions, within 180 days from the date of closing. Of the total amount of the facility, $129.0 million is denominated in U.S. dollars, with a floating interest rate based on LIBOR, $31.0 million is denominated in Mexican pesos, with a floating interest rate based on the Mexican reference rate TIIE, and $90.0 million is denominated in Mexican pesos, at an interest rate fixed at the time of funding. As of December 31, 2004, we have not drawn on this loan.
      Repurchase and Defeasance of 13.0% Senior Secured Discount Notes. In March 2004, NII Holdings (Cayman), Ltd. (NII Cayman), one of our wholly-owned subsidiaries, retired substantially all of its $180.8 million aggregate principal amount 13.0% senior secured discount notes due 2009 through a cash tender offer, resulting in a $79.3 million pre-tax loss, including a $47.2 million write-off of the unamortized discount and $2.3 million in charges representing the write-off of debt financing costs and the payment of transaction costs. NII Cayman financed this tender offer with intercompany loans from NII Holdings and cash on hand. We used a portion of our proceeds from the issuance of our 2.875% notes to fund these intercompany loans to NII Cayman. For the year ended December 31, 2004, the basic and diluted loss per

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8.     Debt — (Continued)
share amount resulting from the loss on the early extinguishment of our 13.0% senior secured discount notes was $1.14 and $1.09, respectively.
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
      Tower Financing Obligations. During the years ended December 31, 2004 and 2003, Nextel Mexico and Nextel Brazil sold communications towers as follows:

	Year Ended December 31,

	2004		2003

	Towers	Proceeds	Towers	Proceeds

Nextel Mexico.	18	$3,305	408	$76,309
Nextel Brazil	25	3,062	223	30,105

Total	43	$6,367	631	$106,414

      We account for these tower sales as financing arrangements and, as such, we did not recognize any gains from the sales, and we maintain the tower assets on our balance sheet and continue to depreciate them. We recognize the proceeds received as financing obligations that will be repaid through monthly rent payments. To the extent that American Tower leases space on these communication towers to third party companies, our base rent and ground rent related to the towers leased are reduced. We recognize ground rent payments as operating expenses in cost of service and tower base rent payments as interest expense and a reduction in the financing obligation using the effective interest method. In addition, we recognize co-location rent payments made by the third party lessees to American Tower as other operating revenues because we are maintaining the tower assets on our balance sheet. Both the proceeds received and rent payments due are denominated in Mexican pesos for the Mexican transactions and in Brazilian reais for the Brazilian transactions. Rent payments are subject to local inflation adjustments. During the years ended December 31, 2004 and 2003, we recognized $10.3 million and $3.6 million, respectively, in other

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8.     Debt — (Continued)
operating revenues related to these co-location lease arrangements, a portion of which we recognized as interest expense.
      On March 22, 2005, we amended the sale-leaseback agreement with respect to the construction and/or the acquisition by American Tower of any new towers to be constructed or purchased by our Mexican and our Brazilian operating companies. The most significant of such amendments provides for: the elimination of minimum purchase and construction commitments; the establishment of new purchase commitments for the following four years, subject to certain collocation conditions; the extension for an additional four years, subject to certain conditions and limitations, of the right of American Tower to market for collocation existing and new towers; and the reduction of the monthly rent payments, as well as the purchase price, of any existing towers not previously purchased or identified for purchase and of any new sites built.
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
      Interest Rate Swap. In February 2003, we entered into an interest rate swap to hedge our exposure to changes in interest rates on our $225.0 million variable interest rate international equipment facility. The interest rate swap hedged the variability in future cash flows of the facility caused by movements in the six-month London Interbank Offered Rate, or LIBOR. Under the interest rate swap, we agreed to exchange the difference between a variable rate based on six-month LIBOR and a fixed interest rate. The swap effectively converted our variable rate $225.0 million facility to an annual fixed rate borrowing at 7.99%.
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8.     Debt — (Continued)
      Debt Maturities. For the years subsequent to December 31, 2004, scheduled annual maturities of long-term debt outstanding as of December 31, 2004 are as follows (in thousands):

2005	$2,048
2006	2,445
2007	2,923
2008	3,508
2009	4,267
Thereafter	583,051

$598,242

9.	Fair Value of Financial Instruments
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
      Cash and Cash Equivalents, Short-Term Investments, Accounts Receivable, Accounts Payable, Accrued Expenses, Accrued Interest and Due to Related Party. We believe the carrying amounts of these items are reasonable estimates of their fair values based on the short-term nature of the items.
      Debt. The estimated fair values of our convertible notes and our senior notes are based on quoted market prices. As our vendor credit facilities did not have quoted market prices, we estimated the fair values of these facilities based on the carrying values because interest rates were reset periodically. The carrying value of our tower financing obligations approximates their fair value.

	December 31,

	2004		2003

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(in thousands)
Debt, including current portion	$598,242	$831,366	$536,756	$611,664
      Derivatives. Our derivative instruments are recorded in our consolidated balance sheet at fair value, based on estimated market prices.
10.     Commitments and Contingencies
      Operating Lease Commitments. We lease various cell sites, office facilities and other assets under operating leases. Some of these leases provide for annual increases in our rent payments based on changes in locally-based consumer price indices. The remaining terms of our cell site leases range from one to ten years and are generally renewable, at our option, for additional terms. The remaining terms of our office leases range from less than one to ten years. Total rent expense under operating leases was $56.5 million during 2004, $48.2 million during 2003, $6.2 million during the two months ended December 31, 2002 and $35.4 million during the ten months ended October 31, 2002.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10.     Commitments and Contingencies — (Continued)
      For years subsequent to December 31, 2004, future minimum payments for all operating lease obligations that have initial noncancelable lease terms exceeding one year, net of rental income, are as follows (in thousands):

2005	$34,298
2006	31,913
2007	28,085
2008	27,184
2009	24,963
Thereafter	52,163

$198,606

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
      Brazilian Contingencies. Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value added taxes and import duties based on the classification of equipment and services. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases Nextel Brazil’s petitions have been denied and Nextel Brazil is currently appealing those decisions. Nextel Brazil is also disputing various other claims. As a result of ongoing analysis, further consultations with external legal counsel, settlement of certain matters, and the expiration of the statue of limitations for certain contingencies during 2004, Nextel Brazil reduced its liabilities by $35.4 million. Of this total, we recorded $14.4 million as a reduction to operating expenses, reclassified $12.6 million of a settled claim to current liabilities for payment and recorded the remainder to other income.
      During 2003, we reversed $6.3 million in liabilities. Of this total, we recorded $4.6 million as a reduction to operating expenses and the remainder to other income.
      As of December 31, 2004 and 2003, Nextel Brazil had accrued liabilities of $26.4 million and $61.8 million, respectively, related to contingencies of which $23.2 million and $59.4 million were classified as other long-term liabilities and $3.2 million and $2.4 million were classified as accrued expenses. We currently estimate the range of possible losses related to matters for which we have not accrued liabilities to be between $51.5 million and $55.5 million as of December 31, 2004. We are continuing to evaluate the likelihood of probable and possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued contingencies may be necessary.
      Mexican Tax Contingencies. On December 31, 2001, the Mexican Congress created a new tax on the revenues of telecommunications companies, which Nextel Mexico legally disputed. In November 2002, the Mexican tax authority confirmed that Nextel Mexico’s interconnection services were exempt from payment under the 2002 Telecommunications Tax Law. The tax authority also stated that, in its opinion,

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10.     Commitments and Contingencies — (Continued)
dispatch, paging and value-added services were taxable services and had no applicable exceptions. Nextel Mexico continued to accrue and pay taxes related to these services. Nextel Mexico also initiated legal proceedings with respect to the payments made under the 2002 Telecommunications Tax Law. The legal proceedings are ongoing.
      On December 31, 2002, the Mexican Congress amended the tax on the revenues of telecommunications companies and enacted the 2003 Telecommunications Tax Law. With respect to our interconnection services, based on guidance provided by our legal advisors, we believe such services were exempt from the 2003 Law. Consequently, Nextel Mexico did not accrue taxes specifically related to revenue derived from such services. However, with respect to our dispatch, paging and value-added services, Nextel Mexico initiated a legal proceeding to dispute the 2003 Telecommunications Tax Law. As of January 1, 2004, the Mexican Congress repealed the telecommunications tax on a prospective basis. In the fourth quarter of 2004, we terminated the legal proceedings and paid $13.5 million for the taxes accrued as liabilities during 2003.
      As of December 31, 2004 and 2003, Nextel Mexico had accrued liabilities of $3.0 million and $14.4 million related to various other contingencies.
      Argentine Contingencies. During 2004, Nextel Argentina recorded a $7.9 million liability for an increase in local turnover taxes. Specifically, in one of the markets in which we operate, the city government had previously increased the turnover tax rate from 3% to 6% of revenues for cellular companies. From a regulatory standpoint, we are not considered a cellular company. As a result, we continue to pay the turnover tax at the existing rate and record a liability for the differential between the old rate and the new rate. Similarly, one of the provincial governments in one of the markets where we operate had also increased their turnover tax rate from 3% to 4.5% of revenues for cellular companies. Consistent with our earlier position, we continue to pay the turnover tax at the existing rate and accrue a liability for the increase in the rate. During 2004, we also recorded a $2.2 million liability for various municipality charges levied on Nextel Argentina typically related to the use or construction of our sites or towers. As of December 31, 2004 and 2003, Nextel Argentina had recorded $17.9 million and $7.3 million, respectively, as liabilities.
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
      We issued 60,000,000 shares of our new common stock in connection with our emergence from Chapter 11 reorganization in November 2002, and we issued 6,000,000 shares of our common stock in our September 2003 public offering at a sale price of $20.00 per share. We used the net proceeds from our

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Capital Stock — (Continued)
convertible notes offering and the September 2003 stock issuance to pay $86.0 million in full satisfaction of all amounts outstanding under our Brazil equipment facility and to fund the $100.0 million prepayment of our international equipment facility (see Note 8).
      Common Stock. Holders of our common stock are entitled to one vote per share on all matters submitted for action by the stockholders and share equally, share for share, if dividends are declared on the common stock. If our Company is partially or completely liquidated, dissolved or wound up, whether voluntarily or involuntarily, the holders of the common stock are entitled to share ratably in the net assets remaining after payment of all liquidation preferences, if any, applicable to any outstanding preferred stock. There are no redemption or sinking fund provisions applicable to the common stock. As of December 31, 2004, there were 69,830,705 shares of our common stock outstanding.
      Special Director Preferred Stock. Prior to the extinguishment of our international equipment facility, Motorola Credit Corporation owned one outstanding share of our special director preferred stock, which gave Motorola Credit Corporation the right to nominate, elect, remove and replace one member of our board of directors. Mr. Charles F. Wright, one of the directors on our board, was elected by Motorola through these rights under the special director preferred stock. In connection with Mr. Wright’s resignation as a member of our board of directors on September 13, 2004, Motorola Credit Corporation relinquished this right to elect one member of our board of directors.
      Undesignated Preferred Stock. Our board of directors has the authority to issue undesignated preferred stock of one or more series and in connection with the creation of such series, to fix by resolution the designation, voting powers, preferences and relative, participating, optional and other special rights of such series, and the qualifications, limitations and restrictions thereof. As of December 31, 2004, we had not issued any shares of undesignated preferred stock.
      Common Stock Reserved for Issuance. As of December 31, 2004, under our employee stock option plan, we had reserved for future issuance 16,723,156 shares of our common stock.
      Predecessor Preferred Stock. As discussed in Note 3, in connection with the consummation of our confirmed plan of reorganization on November 12, 2002, NII Holdings cancelled all shares of this preferred stock.

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

13.	Derivative Instruments
      In November 2004, Nextel Mexico entered into a derivative agreement to reduce its foreign currency transaction risk associated with a portion of its U.S. dollar forecasted capital expenditures and handset

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13.     Derivative Instruments — (Continued)
purchases. This risk is hedged by forecasting Nextel Mexico’s capital expenditures and handset purchases for a 12-month period beginning in January 2005. Under this agreement, Nextel Mexico purchased a U.S. dollar call option for $3.6 million and sold a call option on the Mexican peso for $0.9 million for a net cost of $2.7 million, which we refer to as the net purchased option. Mexico’s objective for entering into this derivative transaction was for protection from adverse economic or financial impacts of foreign exchange price changes. We enter into derivative transactions only for hedging or risk management purposes. We will not enter into any derivative transactions for speculative or profit generating purposes. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives for undertaking various hedge transactions before entering the transaction.
      We recorded the initial net purchase price of the derivative instrument as a non-current asset of $2.7 million in November 2004. As of December 31, 2004, our net purchase option, designated as a cash-flow hedge, had decreased in value by $2.5 million to $0.2 million. As of December 31, 2004, no amounts were recognized in earnings as none of the hedged capital expenditures or handsets had been purchased and impacted earnings as of year-end.
      The fair values of our derivative instruments as of December 31 are as follows:

2004

(in thousands)
Purchased call options	$2,135
Written put options	(1,967)

Net purchased option	$168

14. Income Taxes
      The components of the income tax provision from continuing operations are as follows:

				Predecessor
	Successor Company			Company

			Two Months	Ten Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	October 31,
	2004	2003	2002	2002

	(in thousands)
Current:
Federal	$134	$23,252	$(4,375)	$(25,764)
Foreign	(48,650)	(23,784)	(3,227)	(3,955)

Total current income tax provision	(48,516)	(532)	(7,602)	(29,719)

Deferred:
Federal	(4,230)	(2,646)	—	—
State	(510)	—	—	—
Foreign	(25,935)	(48,449)	(17,272)	449

Total deferred income tax (provision) benefit	(30,675)	(51,095)	(17,272)	449

Total income tax provision	$(79,191)	$(51,627)	$(24,874)	$(29,270)

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14.     Income Taxes — (Continued)
      Our income tax provision from continuing operations reconciles to the amount computed by applying the U.S. statutory rate to income from continuing operations before income tax provision as follows:

				Predecessor
	Successor Company			Company

			Two Months	Ten Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	October 31,
	2004	2003	2002	2002

	(in thousands)
Income tax provision at statutory rate	$(47,429)	$(46,494)	$(9,982)	$(695,093)
State taxes (net of federal benefit)	(510)	—	2,085	(7,785)
Effect of foreign operations	5,445	1,855	22,001	(52,556)
Non-consolidated subsidiary adjustments	—	1,777	—	(72,541)
High yield discount obligations	—	—	—	(215,632)
Change in deferred tax asset valuation allowance	(23,317)	(20,448)	(32,286)	400,420
Intercompany transactions	(9,143)	—	(1,465)	(9,775)
Withholding tax and subpart F income tax	(634)	15,146	(8,750)	(47,638)
Reorganization items	—	—	—	659,612
Loss on Mexican fixed asset disposals	1,093	—	—	—
Non-deductible expenses	(2,392)	—	—	—
Impact of foreign tax rate reduction	(3,378)	—	—	—
Other	1,074	(3,463)	3,523	11,718

Income tax provision	$(79,191)	$(51,627)	$(24,874)	$(29,270)

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14.     Income Taxes — (Continued)
      Significant components of our deferred tax assets and liabilities consist of the following:

	December 31,

	2004	2003

	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$275,113	$260,026
Allowance for doubtful accounts	12,156	10,619
Provision for expenses	17,657	19,653
Accrual for contingent liabilities	11,327	17,541
Intangible assets	7,244	33,033
Property, plant and equipment	145,247	107,949
Other	21,880	25,762

	490,624	474,583
Valuation allowance	(254,034)	(374,879)

Total deferred tax asset	236,590	99,704

Deferred tax liabilities:
Intangible assets	9,961	—
Intercompany debt	14,002	20,858
Property, plant and equipment	24,979	—
Other	15,623	37,749

Total deferred tax liability	64,565	58,607

Net deferred tax asset	172,025	41,097
Less: current portion	(17,268)	(41,097)

	$154,757	$—

      We have not recorded a provision for U.S. federal and state or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries. It is our intention to reinvest undistributed earnings of our foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, we have not recorded a provision for foreign withholding taxes or U.S. income taxes which may become payable if undistributed earnings of foreign subsidiaries were paid as dividends.
      As of December 31, 2004, we had approximately $78.8 million of net operating loss carryforwards for U.S. federal income tax purposes that expire beginning at various periods from 2010 to 2024. The timing and manner in which we will utilize the net operating loss carryforwards in any year, or in total, may be limited in the future under the provisions of Internal Revenue Code Section 382 regarding changes in our ownership.
      As of December 31, 2004, we had approximately $11.4 million, $108.3 million and $101.4 million of net operating loss carryforwards in our Mexican, Argentine, and Peruvian subsidiaries, respectively. These carryforwards expire in various amounts and at various periods from 2005 to 2013. Nextel Chile had approximately $16.9 million of net operating loss carryforwards that can be carried forward indefinitely. In addition, our Brazilian subsidiaries had approximately $500.2 million of net operating loss carryforwards that can also be carried forward indefinitely, but are limited in amount on an annual basis. Our foreign

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14.     Income Taxes — (Continued)
subsidiaries’ ability to utilize the foreign tax net operating losses in any single year ultimately depends upon their ability to generate sufficient taxable income.
      During 2003, we reversed $98.6 million of our deferred tax asset valuation allowance as a reduction to intangible assets existing at our emergence from reorganization in accordance with SOP 90-7. Since these valuation allowances existed as of the date of the application of fresh-start accounting, we recorded the reversals as a reduction to our remaining intangible assets existing at emergence from reorganization. We recorded the reversal of valuation allowances related to deferred tax assets generated subsequent to our reorganization as a tax benefit in the amount of $1.2 million during 2003. During 2003, we also recorded a $23.2 million current income tax benefit due to the reversal of a valuation allowance on post-reorganization deferred tax assets in the U.S.
      We continued to assess the realizability of certain deferred tax assets throughout the first three quarters of 2004 consistent with the methodology employed during 2003. During the first quarter of 2004, we reversed valuation allowance associated with deferred tax assets in Mexico due to additional information regarding our expected profitability within certain Mexican operations. We did not reverse any deferred tax asset valuation allowance during the second or third quarters of 2004.
      During the fourth quarter of 2004, we expanded the analysis of future projections that we performed in our assessment due to an additional year of profitability in 2004. As a result of our assessment, we reversed deferred tax asset valuation allowances in Mexico, Argentina and Peru. Subsequent to this reversal, Nextel Mexico, Nextel Argentina and Nextel Peru have $14.4 million of deferred tax asset valuation allowance remaining as of December 31, 2004. In addition, Nextel Brazil, Nextel Chile and our U.S. operations have $205.3 million, $2.9 million and $31.4 million, respectively, of remaining deferred tax asset valuation allowances as of December 31, 2004. Of the total $254.0 million consolidated deferred tax asset valuation allowance as of December 31, 2004, $225.6 million existed as of our emergence from Chapter 11 reorganization and therefore, if reversed in the future, will be recorded as an increase to paid-in capital.
      In accordance with SOP 90-7, we recorded the reversals of valuation allowances that existed as of the date of the application of fresh-start accounting first as a reduction to our intangible assets existing at emergence from reorganization until fully exhausted and then as an increase to paid-in capital. We recorded reversals of valuation allowances on deferred tax assets created after emergence from reorganization as an income tax benefit. The following table reflects the impact of the deferred tax asset valuation allowance reversals that we recorded during 2004 on our intangible assets, stockholders’ equity and income tax provision:

	Three Months Ended	Three Months Ended	Year Ended
	March 31, 2004	December 31, 2004	December 31, 2004

	(in thousands)
Reduction to intangible assets	$11,938	$15,932	$27,870
Increase to stockholders’ equity	—	128,922	128,922
Reduction to income tax provision	1,277	12,145	13,422

Total	$13,215	$156,999	$170,214

      Realization of any additional deferred tax assets in any of our markets depends on future profitability in these markets. Our ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, technology trends, political uncertainties, competitive pressures and other factors beyond management’s control. If our operations demonstrate profitability, we may reverse additional deferred tax asset valuation allowances in the future. We will continue to evaluate

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14.     Income Taxes — (Continued)
the deferred tax asset valuation allowance balances in all of our foreign operating companies and in our U.S. companies throughout 2005 to determine the appropriate level of valuation allowance.
      During the second quarter of 2004, the Mexican tax authorities issued a technical description to clarify the tax treatment regarding specific transactions. One such transaction relates to current Mexican tax law that allows a taxpayer to deduct from the basis of property amounts not previously deducted when assets are sold. However, the tax authorities have not yet amended the law that currently permits the use of this deduction or other specifically mentioned transactions. Our Mexican operations originally included a deduction with respect to the aforementioned transaction in their prior year Mexican income tax filings.
      As a result of the Mexican tax authority’s current interpretation regarding this matter, and potential sanctions against Nextel Mexico, the Mexican operating companies affected by this potential disallowance amended their prior year income tax returns during the third quarter of 2004 to reflect the reversal of these deductions. The relevant Nextel Mexico companies immediately initiated the process of recovering these amounts. We have received an independent third party Mexican legal opinion supporting the tax position taken in prior years, which conclude that it is probable that the tax positions will be sustained upon review or audit by the Mexican tax authorities. Based on these opinions, we did not reverse the benefits of approximately $14.0 million in our financial statements as a result of applying this tax law interpretation and continued to record a receivable from the Mexican tax authorities during 2004.
      In December 2004, the Mexican government enacted tax legislation effective January 1, 2005, which reduces the corporate tax rate to 30% for 2005, 29% for 2006 and 28% for 2007. As a result, we recorded a $3.4 million increase to our income tax provision for the year ended December 31, 2004 reflecting the impact of these rate changes on our net deferred tax assets.
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
      NII Holdings Employee Stock Option Plans. Pursuant to our Revised Third Amended Joint Plan of Reorganization, on November 12, 2002 we adopted the 2002 Management Incentive Plan for the benefit of our employees and directors and our NII Holdings, Inc. 1997 Employee Stock Option Plan and Nextel International, Inc. Incentive Equity Plan were terminated and all options issued under the plans were cancelled.
      The 2002 Management Incentive Plan provides equity and equity-related incentives to non-affiliate directors, officers or key employees of, and consultants to, our company up to a maximum of 6,666,666 shares of common stock, subject to adjustments. The 2002 Management Incentive Plan provides for the issuance of options for the purchase of shares of common stock, as well as grants of shares of common stock where the recipient’s rights may vest upon the fulfillment of specified performance targets or the recipient’s continued employment by our company for a specified period, or in which the recipient’s rights may be subject to forfeiture upon a termination of employment. The Management Incentive Plan also provides for the issuance to non-affiliate directors, officers or key employees of, and consultants to, our company of stock appreciation rights whose value is tied to the market value per share, as defined in the Management Incentive Plan, of the common stock, and performance units that entitle the recipients to payments upon the attainment of specified performance goals.
      On November 12, 2002, our Board of Directors approved the grant of options to officers, directors and employees to purchase 6,657,300 shares of our new common stock. Thirty percent of the options vested on the grant date, thirty percent vested in November 2003, thirty percent vested in November 2004 and the remaining ten percent will vest in November 2005, subject to certain conditions.
      In April 2004, our Board of Directors adopted the 2004 Incentive Compensation Plan, which provides us the opportunity to compensate selected employees with stock options, stock appreciation rights (SAR), stock awards, performance share awards, incentive awards, and/or stock units. The Incentive Compensation Plan provides equity and equity-related incentives to directors, officers or key employees of, and consultants to, our company up to a maximum of 19,800,000 shares of common stock subject to adjustments. A stock option entitles the optionee to purchase shares of common stock from us at the specified exercise price. A stock appreciation right entitles the holder to receive the excess of the fair market value of each share of common stock encompassed by such stock appreciation rights over the initial value of such share as determined on the date of grant. Stock awards consist of awards of common stock, subject to certain restrictions specified in the Incentive Compensation Plan. An award of performance shares entitles the participant to receive cash, shares of common stock, stock units, or a combination thereof if certain requirements are satisfied. An incentive award is a cash-denominated award that entitles the participant to receive a payment in cash or common stock, stock units, or a combination thereof. Stock units are awards stated with reference to a specified number of shares of common stock that entitle the holder to receive a payment for each stock unit equal to the fair market value of a share of common stock on the date of payment. All grants or awards made under the Incentive Compensation Plan are governed by written agreements between us and the participants.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Employee Stock and Benefit Plans — (Continued)
      A summary of the activity under our stock option plans is as follows:

Weighted Average
Predecessor Company	Options	Exercise Price

Outstanding, January 1, 2002	28,986,626	$6.75
Granted	—	—
Exercised	—	—
Terminated	(28,986,626)	6.75

Outstanding, October 31, 2002	—	—

Exercisable, October 31, 2002	—	—

		Weighted Average
Successor Company	Options	Exercise Price

Outstanding, November 1, 2002	—	$—
Granted	6,657,300	0.83
Exercised	—	—
Cancelled	—	—

Outstanding, December 31, 2002	6,657,300	0.83
Granted	167,400	10.94
Exercised	(2,883,210)	0.87
Cancelled	(318,810)	0.83

Outstanding, December 31, 2003	3,662,680	1.27
Granted	2,685,200	37.85
Exercised	(947,498)	1.19
Cancelled	(91,830)	23.19

Outstanding, December 31, 2004	5,308,552	19.55

Exercisable, December 31, 2002	1,997,190	0.83

Exercisable, December 31, 2003	1,026,180	0.93

Exercisable, December 31, 2004	1,948,607	0.99

      As of December 31, 2004, the maximum term of outstanding stock options was 9.8 years and the weighted average remaining life of outstanding stock options was 8.6 years.

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Employee Stock and Benefit Plans — (Continued)
      Following is a summary of the status of employee stock options outstanding and exercisable as of December 31, 2004:

	Options Outstanding			Options Exercisable

			Weighted Average		Weighted Average
Exercise Price or		Weighted Average	Exercise		Exercise
Range	Shares	Remaining Life	Price	Shares	Price

$0.83	2,520,875	7.9 years	$0.83	1,926,080	$0.83
8.62 - 21.93	117,727	8.4 years	11.39	22,527	14.25
33.25 - 44.25	2,629,950	9.3 years	37.85	—	—

	5,268,552			1,948,607

      We did not grant any options during the ten months ended October 31, 2002. All options that we granted during the years ended December 31, 2004 and 2003 and the two months ended December 31, 2002 had an exercise price equal to the fair value at the date of grant.
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
      A summary of the activity under the Nextel Communications, Inc. Incentive Equity Plan related to our employees is as follows:

		Weighted Average
Predecessor Company	Options	Exercise Price

Outstanding, January 1, 2002	3,740,838	$37.34
Granted	—	—
Transferred	(126,463)	29.78
Exercised	(30,000)	7.56
Cancelled	(1,309,822)	49.84

Outstanding, October 31, 2002	2,274,553	30.93

Exercisable, October 31, 2002	2,274,553	30.93

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Employee Stock and Benefit Plans — (Continued)

		Weighted Average
Successor Company	Options	Exercise Price

Outstanding, November 1, 2002	2,274,553	$30.93
Granted	—	—
Transferred	—	—
Exercised	(95,000)	11.80
Cancelled	(155,000)	22.10

Outstanding, December 31, 2002	2,024,553	32.51
Granted	—	—
Transferred	—	—
Exercised	(1,067,622)	13.50
Cancelled	(915,535)	55.56

Outstanding, December 31, 2003	41,396	12.80
Granted	—	—
Transferred	—	—
Exercised	(19,896)	13.25
Cancelled	—	—

Outstanding, December 31, 2004	21,500	12.38

Exercisable, December 31, 2002	2,024,553	32.51

Exercisable, December 31, 2003	41,396	12.80

Exercisable, December 31, 2004	21,500	12.38

      As of December 31, 2004, under the Nextel Communications, Inc. Incentive Equity Plan, our employees had 21,500 stock options outstanding and exercisable with a price range of $11.34 to $13.28. These stock options had a weighted average remaining life of 3.4 years.
      Fair Value Disclosures. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following assumptions:

	2004	2003	2002

Expected stock price volatility	45%	59% - 64%	83%
Risk-free interest rate	3.1%	3.2% - 4.4%	2.7%
Expected life in years	4	5	5
Expected dividend yield	0.00%	0.00%	0.00%
Forfeiture rate	4.00%	4.00%	4.00%
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
during the year ended December 31, 2004 was $14.98, during the year ended December 31, 2003 was $6.03 and during the two months ended December 31, 2002 was $0.56.
      Generally, our stock options are non-transferable, except to family members or by will, and the actual value of the stock options that a recipient may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price. Since our new common stock at emergence from reorganization did not begin trading publicly until November 21, 2002, we based our assumptions for stock price volatility for 2003 and 2002 in part on the historical variance of weekly closing prices of Nextel Communications’ class A common stock.
      Employee Benefit Plan. Effective January 1, 2003, we implemented a defined contribution plan established pursuant to section 401(k) of the Internal Revenue Code under which some of our officers and employees are eligible to participate. Participants may contribute up to 15% of their compensation and be fully vested over four years of employment. We provide a matching contribution of 100% of the first 4% of salary contributed by the employee. Our contributions to this plan were about $438,000 and $399,000 for the years ended December 31, 2004 and 2003, respectively.
      Nextel Mexico Pension Plan. We have a pension plan which is funded in accordance with local laws and income tax regulations. We do not expect contributions to these plans to be material in 2005 or thereafter.

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
      Following Nextel Communications’ sale of 9,000,000 shares of our common stock on November 13, 2003, Nextel Communications owned, as of December 31, 2003, either directly or indirectly, 12,356,064 shares of our common stock, which represents approximately 17.9% of our issued and outstanding shares of common stock.
      As of December 31, 2004, Nextel Communications owned, either directly or indirectly, approximately 17.7% of our issued and outstanding shares of common stock.
      The following are descriptions of other significant transactions consummated with Nextel Communications on November 12, 2002 under our confirmed plan of reorganization.

New Spectrum Use and Build-Out Agreement
      On November 12, 2002, we and Nextel Communications entered into a new spectrum use and build-out agreement. Under this agreement, certain of our subsidiaries committed to complete the construction of our network in the Baja region of Mexico, in exchange for proceeds from Nextel Communications of $50.0 million, of which $25.0 million was received in each of 2002 and 2003. We recorded the $50.0 million as deferred revenues and expect to recognize the revenue ratably over 15.5 years, the remaining useful life of our licenses in Tijuana. As of December 31, 2004 and 2003, we had recorded

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Related Party Transactions — (Continued)
$45.7 million and $49.2 million, respectively, of deferred revenues related to this agreement, of which $42.5 million and $46.0 million are classified as long-term, respectively. We commenced service on our network in the Baja region of Mexico in September 2003. As a result, during each of the years ended December 31, 2004 and 2003, we recognized $3.5 million and $0.8 million, respectively, in revenues related to this arrangement.

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
      We periodically reimburse Nextel Communications for costs incurred under the overhead services agreements, which totaled $0.9 million during 2004, $0.5 million during 2003, $0.1 million during the two months ended December 31, 2002 and $2.0 million during the ten months ended October 31, 2002. We also reimburse Nextel Communications for some vendor payments made on our behalf. We did not reimburse Nextel Communications for any vendor payments during 2004. As of December 31, 2004 and 2003, our total liability due to Nextel Communications was $0.8 million and $0.2 million, respectively, which consisted primarily of reimbursements for vendor payments made on our behalf.

Third Amended and Restated Trademark License Agreement with Nextel Communications, Inc.
      On November 12, 2002, we entered into a third amended and restated trademark license agreement with Nextel Communications, which superseded a previous trademark license agreement. Under the new agreement, Nextel Communications granted to us an exclusive, royalty-free license to use within Latin America, excluding Puerto Rico, certain trademarks, including but not limited to the mark “Nextel.” The license agreement continues indefinitely unless terminated by Nextel Communications upon 60 days notice if we commit any one of several specified defaults and fail to cure the default within a 60 day period. The net carrying value of the trademark was $3.2 million as of December 31, 2003. As of December 31, 2004, the net carrying value of the trademark was fully exhausted as the result of the reversal of valuation allowances related to deferred tax assets generated subsequent to our reorganization.

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
Transactions with Motorola, Inc.
      Through September 2004, we considered Motorola to be a related party.
      As further discussed in Note 3, on November 12, 2002, as part of our plan of reorganization, we entered into a new master equipment financing agreement and a new equipment financing agreement with Motorola Credit Corporation. In July 2003, we entered into an agreement to substantially reduce our indebtedness under the international equipment facility to Motorola Credit Corporation. Under this agreement, in September 2003, we prepaid, at face value, $100.0 million of the $225.0 million in outstanding principal under this facility. Concurrently, we entered into an agreement with Motorola Credit Corporation to retire our indebtedness under the Brazil equipment facility. In connection with this agreement, in September 2003, we paid $86.0 million in consideration of all of the $103.2 million in outstanding principal as well as $5.5 million in accrued and unpaid interest under the Brazil equipment facility (see Note 8). As of December 31, 2003, we had $125.0 million in debt due to Motorola Credit Corporation.
      In February 2004, in compliance with our international equipment facility credit agreement we prepaid, at face value, $72.5 million of the $125.0 million in outstanding principal to Motorola Credit Corporation using proceeds from a convertible note offering made in January 2004. In July 2004, we paid the remaining $52.6 million in outstanding principal and related accrued interest under our international equipment facility. Under the terms of the international equipment facility and related agreements, Motorola Credit Corporation was a secured creditor and held senior liens on substantially all of our assets, as well as the assets of our various foreign and domestic subsidiaries and affiliates. As a result of the extinguishment of this facility, Motorola Credit Corporation released its liens on these assets, all restrictive covenants under this facility were terminated and all obligations under this facility were discharged. We did not recognize any gain or loss as a result of either of these transactions (see Note 8).
      In addition, prior to the extinguishment of our international equipment facility, Motorola Credit Corporation owned one outstanding share of our Special Director Preferred Stock, which gave Motorola Credit Corporation the right to nominate, elect, remove and replace one member of our board of directors. Mr. Charles F. Wright, one of the directors on our board, was elected by Motorola through these rights

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Related Party Transactions — (Continued)
under the Special Director Preferred Stock. In connection with the extinguishment of our international equipment facility and Mr. Wright’s resignation as a member of our board of directors on September 13, 2004, Motorola Credit Corporation lost this right to elect one member of our board of directors and is no longer considered to be a related party.
      We continue to have a number of important strategic and commercial relationships with Motorola. Our key relationships with Motorola include the following:

•	Digital mobile network equipment — We purchase a substantial portion of our digital mobile network equipment from Motorola. Our equipment purchase agreements with Motorola govern our rights and obligations regarding purchases of digital mobile network equipment manufactured by Motorola;

•	Handsets — We also purchase handsets and accessories from Motorola;

•	Software upgrades and maintenance — Motorola and we have agreed to warranty and maintenance programs and specified indemnity arrangements; and

•	Training and other — We pay Motorola for handset service and repair and training and are reimbursed for costs we incur under various marketing and promotional arrangements. These marketing and promotional reimbursements totaled $2.5 million through September 13, 2004, the date of Mr. Wright’s resignation from our board of directors, $3.0 million in 2003 and $1.3 million in 2002. Through October 2002, we also had handset financing agreements with Motorola.
      Our purchases from Motorola during the year ended December 31, 2004, which include transactions through September 13, 2004, the date of Mr. Wright’s resignation from our board of directors, the year ended December 31, 2003, the two months ended December 31, 2002 and the ten months ended October 31, 2002 consisted of the following:

				Predecessor
	Successor Company			Company

			Two Months	Ten Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	October 31,
	2004	2003	2002	2002

	(in thousands)
Digital mobile network equipment	$51,948	$54,756	$1,228	$16,272
Handsets	171,120	125,178	18,708	93,670
Software upgrades and maintenance	9,611	14,293	2,676	9,550
Training and other	79	537	24	174

	$232,758	$194,764	$22,636	$119,666

      Accounts payable and accrued expenses due to Motorola as of December 31, 2003 are as follows:

December 31,
2003

Handset purchases	$5,155
Digital mobile network equipment purchases	7,084
Other	987

Total due to Motorola	$13,226

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Segment Information
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

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated

	(in thousands)
Year Ended December 31, 2004 (Successor Company)
Operating revenues	$775,925	$212,016	$194,799	$96,070	$1,574	$(476)	$1,279,908

Segment earnings (losses)	324,250	13,531	42,096	19,852	(50,991)	—	348,738
Depreciation and amortization	(67,322)	(13,081)	(11,512)	(5,795)	(1,080)	415	(98,375)

Operating income (loss)	256,928	450	30,584	14,057	(52,071)	415	250,363
Interest expense	(18,902)	(12,054)	(3,161)	(188)	(20,950)	142	(55,113)
Interest income	3,648	2,733	416	2,707	3,335	(142)	12,697
Foreign currency transaction gains (losses), net	8,613	575	(266)	273	15	—	9,210
Loss on extinguishment of debt	—	—	—	—	(79,327)	—	(79,327)
Other (expense) income, net	(576)	(1,819)	184	483	(449)	(143)	(2,320)

Income (loss) from continuing operations before income tax	$249,711	$(10,115)	$27,757	$17,332	$(149,447)	$272	$135,510

Capital expenditures from continuing operations	$101,682	$72,370	$53,174	$20,255	$2,424	$(143)	$249,762

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
17.     Segment Information — (Continued)

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated

	(in thousands)
Year Ended December 31, 2003 (Successor Company)
Operating revenues	$578,368	$148,545	$118,143	$92,575	$1,571	$(515)	$938,687

Segment earnings (losses)	215,303	13,603	32,668	20,939	(35,506)	—	247,007
Depreciation and amortization	(67,681)	(4,520)	(3,983)	(3,054)	(755)	492	(79,501)

Operating income (loss)	147,622	9,083	28,685	17,885	(36,261)	492	167,506
Interest expense	(19,762)	(11,165)	(61)	(2,027)	(36,683)	5,075	(64,623)
Interest income	2,609	5,747	520	85	6,978	(5,075)	10,864
Foreign currency transaction (losses) gains, net	(16,381)	23,751	1,335	165	(14)	—	8,856
Gain (loss) on extinguishment of debt	—	22,739	—	—	(335)	—	22,404
Other (expense) income, net	(959)	(8,239)	8,383	(328)	(8,564)	(2,459)	(12,166)

Income (loss) from continuing operations before income tax	$113,129	$41,916	$38,862	$15,780	$(74,879)	$(1,967)	$132,841

Capital expenditures from continuing operations	$139,896	$32,993	$22,919	$15,876	$2,663	$—	$214,347

Two Months Ended December 31, 2002 (Successor Company)
Operating revenues	$95,682	$21,990	$10,727	$14,729	$239	$(89)	$143,278

Segment earnings (losses)	40,435	4,663	2,821	3,195	(4,442)	—	46,672
Depreciation and amortization	(10,267)	(263)	(212)	(323)	(367)	346	(11,086)

Operating income (loss)	30,168	4,400	2,609	2,872	(4,809)	346	35,586
Interest expense	(1,447)	(5,747)	(172)	(252)	(3,788)	937	(10,469)
Interest income	270	1,178	16	6	1,264	(937)	1,797
Foreign currency transaction gains, net	850	1,422	285	624	34	(599)	2,616
Other (expense) income, net	(1,456)	(950)	(60)	6,983	(6,074)	—	(1,557)

Income (loss) from continuing operations before income tax	$28,385	$303	$2,678	$10,233	$(13,373)	$(253)	$27,973

Capital expenditures from continuing operations	$16,195	$1,547	$1,932	$4,269	$586	$—	$24,529

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
17.     Segment Information — (Continued)

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated

	(in thousands)
Ten Months Ended October 31, 2002 (Predecessor Company)
Operating revenues	$351,556	$152,780	$63,790	$68,011	$1,361	$(403)	$637,095

Segment earnings (losses)	101,320	13,650	12,465	18,474	(23,796)	—	122,113
Impairment, restructuring and other charges	—	(695)	(8,542)	(23)	(6,548)	—	(15,808)
Depreciation and amortization	(43,648)	(9,977)	(2,231)	(5,068)	(5,733)	1,680	(64,977)

Operating income (loss)	57,672	2,978	1,692	13,383	(36,077)	1,680	41,328
Interest expense	(2,921)	(32,458)	(9,485)	(2,253)	(128,245)	23,783	(151,579)
Interest income	438	22,579	167	30	8,378	(27,664)	3,928
Foreign currency transaction losses, net	(14,823)	(27,669)	(137,820)	(1,030)	(22)	599	(180,765)
Reorganization items, net	(46,039)	(33,658)	(4,112)	(31,030)	2,281,829	14,008	2,180,998
Gain on extinguishment of debt, net	—	—	—	—	101,598	—	101,598
Other (expense) income, net	(3,071)	(3,703)	(1,954)	(530)	340	—	(8,918)

(Loss) income from continuing operations before income tax	$(8,744)	$(71,931)	$(151,512)	$(21,430)	$2,227,801	$12,406	$1,986,590

Capital expenditures from continuing operations	$100,651	$20,521	$12,190	$12,883	$1,971	$—	$148,216

December 31, 2004 (Successor Company)
Property, plant and equipment, net	$328,021	$111,031	$73,674	$43,107	$3,761	$(1,347)	$558,247

Identifiable assets	$774,058	$234,091	$223,180	$114,354	$146,944	$(1,347)	$1,491,280

December 31, 2003 (Successor Company)
Property, plant and equipment, net	$278,118	$38,320	$25,699	$25,313	$2,602	$(1,618)	$368,434

Identifiable assets	$675,035	$138,824	$94,158	$76,935	$145,102	$(1,618)	$1,128,436

December 31, 2002 (Successor Company)
Property, plant and equipment, net	$208,310	$4,433	$4,599	$12,668	$243	$345	$230,598

Identifiable assets	$522,533	$73,478	$38,499	$59,425	$137,193	$345	$831,473

October 31, 2002 (Predecessor Company)
Property, plant and equipment, net	$196,372	$3,181	$2,652	$8,487	$—	$—	$210,692

Identifiable assets	$515,348	$70,901	$32,982	$58,698	$151,413	$—	$829,342

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
18.     Quarterly Financial Data (Unaudited)
      The table below is presented on a calendar basis (see Note 2):

	First	Second	Third	Fourth

	(in thousands, except per share amounts)
2004
Operating revenues	$287,691	$303,896	$325,424	$362,897
Operating income	57,273	57,713	56,052	79,325
Net (loss) income	(51,776)	29,767	22,606	56,692
Net (loss) income per common share, basic	$(0.75)	$0.43	$0.32	$0.81

Net (loss) income per common share, diluted	$(0.75)	$0.40	$0.31	$0.71

      The table below is presented on a one-month lag basis (see Note 2):

	First	Second	Third	Fourth

	(in thousands, except per share amounts)
2003
Operating revenues	$203,393	$225,951	$246,230	$263,113
Operating income	45,358	41,952	43,371	36,825
Net income	10,004	11,475	48,382	11,353
Net income per common share, basic	$0.17	$0.19	$0.77	$0.17

Net income per common share, diluted	$0.16	$0.18	$0.74	$0.16

The table below is presented on a calendar basis for 2003 (see Note 2):
Pro Forma Information
Pro forma net income	$15,509	$16,104	$23,260	$17,280
Pro forma net income per common share, basic	$0.26	$0.26	$0.37	$0.25

Pro forma net income per common share, diluted	$0.24	$0.25	$0.35	$0.24

      Significant events that occurred during the fourth quarter of 2004 are described in Notes 4, 8, 13 and 14.
      The sum of the per share amounts do not equal the annual amounts due to changes in the number of weighted average number of common shares outstanding during the year.
19.     Subsequent Events
      Spectrum Auction. On January 10, 2005, the Mexican government began an auction for spectrum in the 806-821 MHz to 851-866 MHz frequency band. Inversiones Nextel de Mexico, a subsidiary of Nextel Mexico, participated in this auction. The spectrum auction was divided into three separate auctions: Auction 15 for Northern Mexico Zone 1, Auction 16 for Northern Mexico Zone 2 and Auction 17 for Central and Southern Mexico. The auctions were completed between February 7 and February 11. Nextel Mexico won an average of 15 MHz of nationwide spectrum, except for Mexico City, where no spectrum was auctioned off and where Nextel Mexico has licenses covering approximately 21 MHz. The corresponding licenses and immediate use of the spectrum were granted to Inversiones Nextel de Mexico

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
19.     Subsequent Events — (Continued)
on March 17, 2005. These new licenses have an initial term of 20 years, the expected amortization period of the licenses, and are renewable thereafter for 20 years. Nextel Mexico paid an up-front fee of $3.4 million for these licenses, excluding certain annual fees.

20.	Previous Restatement of Our 2002 and 2003 Financial Statements
      We restated our previously issued consolidated financial statements and related footnotes as of and for the year ended December 31, 2003 and as of and for the two months ended December 31, 2002 and the ten months ended October 31, 2002, as set forth in the consolidated financial statements in our 2003 annual report on Form 10-K/A filed on March 28, 2005. We restated our consolidated financial statements to correct for the following items:

•	Bookkeeping errors at our operating company in Mexico;

•	Accounting for deferred tax asset valuation allowance reversals;

•	Certain errors in the calculation of income taxes for financial statement purposes;

•	Depreciation of handsets in Argentina; and

•	Other insignificant miscellaneous adjustments.
      All amounts and disclosures included in these consolidated financial statements have been updated, as appropriate, to reflect the previous restatement.
     Description of Errors
      We previously identified various bookkeeping errors at our operating company in Mexico. These errors originated in the third quarter of 2002 and occurred through the third quarter of 2004. The identification of these bookkeeping errors occurred as a result of our then ongoing review of Nextel Mexico’s internal accounts and records in order to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
20.                        Previous Restatement of Our 2002 and 2003 Financial Statements — (Continued)
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

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Previous Restatement of Our 2002 and 2003 Financial Statements — (Continued)
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
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended				For the Two Months Ended				For the Ten Months Ended
	December 31, 2003				December 31, 2002				October 31, 2002

	Successor Company				Successor Company				Predecessor Company

	As			As	As			As	As			As
	Reported	Adjustment		Restated	Reported	Adjustment		Restated	Reported	Adjustment		Restated

	(in thousands, except per share amounts)
Operating revenues	$938,687	$—		$938,687	$143,278	$—		$143,278	$637,095	$—		$637,095

Operating expenses
Cost of service	240,021	—		240,021	29,929	—		29,929	164,995	—		164,995
Cost of digital handset and accessory sales	134,259	—		134,259	19,569	—		19,569	87,582	—		87,582
Selling, general and administrative	316,470	930	(a)	317,400	46,483	625	(a)	47,108	262,344	61	(a)	262,405
Impairment, restructuring and other charges	—	—		—	—	—		—	15,808	—		15,808
Depreciation	48,611	516	(b)	49,127	4,695	(1	)(b)	4,694	55,758	—		55,758
Amortization	38,631	(8,257	)(c)	30,374	6,380	12	(c)	6,392	9,219	—		9,219

Total operating expenses	777,992	(6,811)		771,181	107,056	636		107,692	595,706	61		595,767

Operating income	160,695	6,811		167,506	36,222	(636)		35,586	41,389	(61)		41,328

Other income (expense)
Gain on early extinguishment of debt, net	22,404	—		22,404	—	—		—	101,598	—		101,598
Foreign currency transaction gains (losses), net	6,457	2,399	(d)	8,856	1,357	1,259	(d)	2,616	(183,136)	2,371	(d)	(180,765)
Interest expense and all other non-operating (expenses) income, net	(65,925)	—		(65,925)	(10,229)	—		(10,229)	2,023,654	775	(e)	2,024,429

Total other (expense) income	(37,064)	2,399		(34,665)	(8,872)	1,259		(7,613)	1,942,116	3,146		1,945,262

Income from continuing operations before income tax benefit (provision)	123,631	9,210		132,841	27,350	623		27,973	1,983,505	3,085		1,986,590
Income (loss) from discontinued operations, net of tax	—	—		—	19,665	—		19,665	(2,277)	—		(2,277)
Income tax benefit (provision)	49,329	(100,956	)(f)	(51,627)	(4,449)	(20,425	)(f)	(24,874)	(26,185)	(3,085	)(f)	(29,270)

Net income	$172,960	$(91,746)		$81,214	$42,566	$(19,802)		$22,764	$1,955,043	$—		$1,955,043

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Previous Restatement of Our 2002 and 2003 Financial Statements — (Continued)

	For the Year Ended			For the Two Months Ended			For the Ten Months Ended
	December 31, 2003			December 31, 2002			October 31, 2002

	Successor Company			Successor Company			Predecessor Company

	As		As	As		As	As		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated	Reported	Adjustment	Restated

	(in thousands, except per share amounts)
Net income per common share, basic	$2.74	$(1.45)	$1.29	$0.71	$(0.33)	$0.38	$7.23	$—	$7.23

Net income per common share, diluted	$2.54	$(1.35)	$1.19	$0.67	$(0.31)	$0.36	$7.23	$—	$7.23

Weighted average number of common shares outstanding, basic	63,129	—	63,129	60,000	—	60,000	270,382	—	270,382

Weighted average number of common shares outstanding, diluted	67,987	—	67,987	63,429	—	63,429	270,382	—	270,382

      The statement of operations components changed, as reflected in the “Adjustment” column above, as a result of the following restatement adjustments (in thousands):

				Predecessor
		Successor Company		Company

			For the Two	For the Ten
		For the Year Ended	Months Ended	Months Ended
		December 31, 2003	December 31, 2002	October 31, 2002

(a)	Selling, general and administrative
	Mexico bookkeeping errors	$930	$625	$61

	Net increase	$930	$625	$61

(b)	Depreciation
	Mexico bookkeeping errors	$(208)	$(37)	$—
	Argentina handset depreciation	508	—	—
	Tax provision calculation errors	216	36	—

	Net increase (decrease)	$516	$(1)	$—

(c)	Amortization
	Mexico bookkeeping errors	$(202)	$(35)	$—
	Release of deferred tax asset valuation allowance	(8,338)	—	—
	Tax provision calculation errors	283	47	—

	Net (decrease) increase	$(8,257)	$12	$—

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Previous Restatement of Our 2002 and 2003 Financial Statements — (Continued)

				Predecessor
		Successor Company		Company

			For the Two	For the Ten
		For the Year Ended	Months Ended	Months Ended
		December 31, 2003	December 31, 2002	October 31, 2002

(d)	Foreign currency transaction gains (losses), net
	Mexico bookkeeping errors	$2,399	$1,259	$2,371

	Net change	$2,399	$1,259	$2,371

(e)	Interest expense and all other non- operating (expenses) income, net
	Mexico bookkeeping errors	$—	$—	$(2,310)
	Tax provision calculation errors	—	—	3,085

	Net increase	$—	$—	$775

(f)	Income tax benefit (provision)
	Release of deferred tax asset valuation allowance, Mexico bookkeeping errors and other	$(97,011)	$(17,260)	$—
	Tax provision calculation errors	(3,945)	(3,165)	(3,085)

	Net increase	$(100,956)	$(20,425)	$(3,085)

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Previous Restatement of Our 2002 and 2003 Financial Statements — (Continued)
CONSOLIDATED BALANCE SHEETS

	As of December 31, 2003				As of December 31, 2002

				As	As			As
	As Reported	Adjustment		Restated	Reported	Adjustment		Restated

	(in thousands)
ASSETS
Current deferred income taxes, net	$38,312	$2,785	(g)	$41,097	$—	$—		$—
Current assets, excluding current deferred income taxes, net	606,229	(572	)(h)	605,657	395,603	—		395,603
Property, plant and equipment, net	368,561	(127	)(i)	368,434	230,208	390	(i)	230,598
Intangible assets, net	193,976	(108,158	)(j)	85,818	200,098	(17,834	)(j)	182,264
Other assets	27,430	—		27,430	23,008	—		23,008

Total assets	$1,234,508	$(106,072)		$1,128,436	$848,917	$(17,444)		$831,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses and other	$195,549	$5,624	(k)	$201,173	$176,736	$3,307	(k)	$180,043
Other current liabilities	51,988	—		51,988	75,528	—		75,528
Deferred income taxes, net	—	—		—	4,387	(949	)(l)	3,438
Other long-term liabilities	657,505	—		657,505	500,852	—		500,852

Total liabilities	905,042	5,624		910,666	757,503	2,358		759,861

Stockholders’ equity
Common stock	69	—		69	60	—		60
Paid-in capital	164,705	—		164,705	49,138	—		49,138
Retained earnings	215,526	(111,548	)(m)	103,978	42,566	(19,802	)(m)	22,764
Accumulated other comprehensive loss	(50,834)	(148	)(n)	(50,982)	(350)	—		(350)

Total stockholders’ equity	329,466	(111,696)		217,770	91,414	(19,802)		71,612

Total liabilities and stockholders’ equity	$1,234,508	$(106,072)		$1,128,436	$848,917	$(17,444)		$831,473

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Previous Restatement of Our 2002 and 2003 Financial Statements — (Continued)
      The balance sheet components changed, as reflected in the “Adjustment” column above, as a result of the following restatement adjustments (in thousands):

		As of	As of
		December 31,	December 31,
		2003	2002

(g)	Current deferred income taxes, net
	Release of deferred tax asset valuation allowance, Mexico bookkeeping errors and other	$2,785	$—

	Net increase	$2,785	$—

(h)	Current assets, excluding current deferred income taxes, net
	Mexico bookkeeping errors	$(572)	$—

	Net decrease	$(572)	$—

(i)	Property, plant and equipment, net
	Mexico bookkeeping errors	$(907)	$(1,117)
	Argentina handset depreciation	(508)	—
	Tax provision calculation errors	1,288	1,507

	Net (decrease) increase	$(127)	$390

(j)	Intangible assets, net
	Mexico bookkeeping errors	$(916)	$(1,118)
	Release of deferred tax asset valuation allowance	(108,453)	(18,211)
	Tax provision calculation errors	1,211	1,495

	Net decrease	$(108,158)	$(17,834)

(k)	Accounts payable, accrued expenses and other
	Mexico bookkeeping errors	$(4,572)	$(2,944)
	Tax provision calculation errors	10,196	6,251

	Net increase	$5,624	$3,307

(l)	Deferred income taxes, net
	Release of deferred tax asset valuation allowance, Mexico bookkeeping errors and other	$—	$(949)

	Net decrease	$—	$(949)

(m)	Retained earnings
	Mexico bookkeeping errors	$2,585	$706
	Release of deferred tax asset valuation allowance, tax impact of Mexico bookkeeping errors and other	(105,932)	(17,260)
	Argentina handset depreciation	(508)	—
	Tax provision calculation errors	(7,693)	(3,248)

	Net decrease	$(111,548)	$(19,802)

NII HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Previous Restatement of Our 2002 and 2003 Financial Statements — (Continued)

		As of		As of
		December 31,		December 31,
		2003		2002

(n)	Accumulated other comprehensive loss
	Mexico bookkeeping errors Release of deferred tax asset valuation allowance and	$(413)			$—
	other	267			—
	Argentina handset depreciation	(2	) $(148)	— $	—
	Net increase

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Two Months Ended
	December 31, 2002

	As		As
	Reported	Adjustment	Restated

	(in thousands)
Net cash provided by operating activities	$24,839	$(266)	$24,573
Net cash used in investing activities	(25,014)	266	(24,748)
Net cash provided by financing activities	—	—	—

NII HOLDINGS, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Charged to	Deductions	Balance at
	Beginning of	Costs and	and Other	End of
	Period	Expenses	Adjustments(1)	Period

Year Ended December 31, 2004 (Successor Company)
Allowance for doubtful accounts	$9,020	$13,041	$(13,916)	$8,145

Allowance for inventory	$5,439	$2,953	$715	$9,107

Valuation allowance for deferred tax assets	$374,879	$124,398	$(245,243)	$254,034

Year Ended December 31, 2003 (Successor Company)
Allowance for doubtful accounts	$7,143	$7,179	$(5,302)	$9,020

Allowance for inventory	$5,538	$1,716	$(1,815)	$5,439

Valuation allowance for deferred tax assets	$428,294	$16,211	$(69,626)	$374,879

Two Months Ended December 31, 2002 (Successor Company)
Allowance for doubtful accounts	$10,659	$634	$(4,150)	$7,143

Allowance for inventory	$5,669	$149	$(280)	$5,538

Valuation allowance for deferred tax assets	$738,122	$13,753	$(323,581)	$428,294

Ten Months Ended October 31, 2002 (Predecessor Company)
Allowance for doubtful accounts	$24,277	$17,484	$(31,102)	$10,659

Allowance for inventory	$9,370	$3,884	$(7,585)	$5,669

Valuation allowance for deferred tax assets	$787,556	$(158,191)	$108,757	$738,122

Accrued restructuring charges	$406	$7,933	$(8,339)	$—

(1)	Includes the impact of foreign currency translation adjustments and, for the two months ended December 31, 2002, the elimination of amounts related to Nextel Philippines.

EXHIBIT INDEX
      For periods before December 21, 2001, references to NII Holdings, Inc. refer to Nextel International, Inc. the former name of NII Holdings. All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by NII Holdings, file number 0-32421, unless otherwise indicated.

Exhibit
Number	Exhibit Description

2.1	Revised Third Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code for NII Holdings and NII Holdings (Delaware), Inc. (incorporated by reference to Exhibit 2.1 to NII Holdings’ Form 8-K, filed on November 12, 2002).
3.1	Amended and Restated Certificate of Incorporation of NII Holdings (incorporated by reference to Exhibit 3.1 to NII Holdings’ Form 10-Q, filed on May 7, 2004).
3.2	Amended and Restated Bylaws of NII Holdings (incorporated by reference to Exhibit 3.2 to NII Holdings’ Form 10-K, filed on March 12, 2004).
4.1	Indenture governing our 3 1/2% convertible notes due 2033, dated as of September 16, 2003, by and between NII Holdings, Inc. and Wilmington Trust Company, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to NII Holdings’ Form S-3, File No. 333-110980, filed on December 5, 2003).
4.2	Form of Indenture governing our 2 7/8% convertible notes due 2034, dated as of January 30, 2004, by and between NII Holdings, Inc. and Wilmington Trust Company, as Indenture Trustee (incorporated by reference to Exhibit 4.5 to NII Holdings’ Form 10-K, filed on March 12, 2004).
10.1	Form of Subscriber Unit Purchase Agreement, dated as of July 20, 2002, by and between Motorola, Inc. and Multifon, S.A. de C.V. (incorporated by reference to Exhibit 10.1 to NII Holdings’ Form 10-K, filed on March 12, 2004).
10.2	Subscriber Unit Purchase Agreement, dated July 23, 1999, by and between Motorola, Inc. and Nextel del Peru, S.A. (incorporated by reference to Exhibit 10.44 to NII Holdings’ Form 10-K, filed on March 30, 2000).
10.3	Form of Subscriber Unit Purchase Agreement, dated as of July 2, 2001, by and between Motorola Industrial Ltda. and Nextel Telecomunicacoes Ltda. (incorporated by reference to Exhibit 10.3 to NII Holdings’ Form 10-K, filed on March 12, 2004).
10.4	Subscriber Unit Purchase Agreement, dated as of September 7, 1999, by and between Motorola Industrial LTDA and NII Holdings (incorporated by reference to Exhibit 10.39 to NII Holdings’ Form 10-K, filed on March 30, 2000).
10.5	Subscriber Unit Purchase Agreement, dated as of September 7, 1999, by and between Motorola, Inc. and NII Holdings (incorporated by reference to Exhibit 10.40 to NII Holdings’ Form 10-K, filed on March 30, 2000).
10.6	Form of iDEN Infrastructure Equipment Supply Agreement dated August 14, 2000 by and between NII Holdings, Motorola, Inc. and each of Nextel Telecommunicacoes Ltda., Nextel Argentina S.R.L., Nextel de Mexico, S.A. de C.V., Nextel del Peru, S.A. and Nextel Communications Philippines, Inc. (incorporated by reference to Exhibit 10.2 to NII Holdings’ Form 8-K, filed on December 22, 2000).
10.7	Form of iDEN Installation Services Agreement, dated August 14, 2000 by and between NII Holdings, Motorola, Inc. and each of Nextel, Telecomunicações Ltda., Nextel Argentina S.R.L., Nextel de Mexico, S.A. de C.V., Nextel del Peru, S.A. and Nextel Communications Philippines, Inc. (incorporated by reference to Exhibit 10.1 to NII Holdings’ Form 8-K, filed on December 22, 2000).
10.8	Third Amended and Restated Trademark License Agreement, dated as of November 12, 2002, between Nextel Communications, Inc. and NII Holdings (incorporated by reference to Exhibit 10.12 to NII Holdings’ Form S-1, File No. 333-102077, filed on December 20, 2002).

Exhibit
Number		Exhibit Description

10.9		Amendment 003 to iDEN Infrastructure Equipment Supply Agreement, dated December 7, 2001, between NII Holdings, Motorola, Inc., Nextel Argentina, S.A., Nextel Telecomunicações Ltda., Comunicaciones Nextel de México, S.A. de C.V., Nextel del Peru S.A. and Nextel Communications Philippines, Inc. (incorporated by reference to Exhibit 10.48 to NII Holdings’ Form 10-K, filed on March 29, 2002).
10.10		Amendment 003 to iDEN Subscriber Supply Agreement, dated December 10, 2001, between NII Holdings and Motorola, Inc. (incorporated by reference to Exhibit 10.51 to NII Holdings’ Form 10-K, filed on March 29, 2002).
10.11		Form of Amendment 005 to iDEN Infrastructure Supply Agreement, dated as of December 15, 2004, between NII Holdings, Motorola, Inc. and each of Nextel Telecommunicacoes Ltda., Nextel Argentina S.R.L., Comunicaciones Nextel de Mexico, S.A. de C.V. and Nextel del Peru, S.A. (filed herewith).
10.12		Registration Rights Agreement, as of November 12, 2002, between NII Holdings and Eligible Holders (incorporated by reference to Exhibit 10.19 to NII Holdings’ Form S-1, File No. 333-102077, filed on December 20, 2002).
10.13	*	Management Incentive Plan, dated as of November 12, 2002 (incorporated by reference to Exhibit 99.1 to NII Holdings’ Registration Statement on Form S-8, filed on November 12, 2002).
10.14		Standstill Agreement, dated as of November 12, 2002, among NII Holdings, Nextel Communications, Inc. and certain other parties thereto (incorporated by reference to Exhibit 10.21 to NII Holdings’ Form S-1, File No. 333-102077, filed on December 20, 2002).
10.15		Spectrum Use and Build Out Agreement, dated as of November 12, 2002 (incorporated by reference to Exhibit 10.22 to NII Holdings’ Form 10-K, filed on March 27, 2003).
10.16		Registration Rights Agreement related to our 3 1/2% convertible notes due 2033, dated as of September 16, 2003, by and between NII Holdings, Inc. and Morgan Stanley & Co. Incorporated on behalf of the initial purchasers (incorporated by reference to Exhibit 4.2 to NII Holdings’ Form S-3, File No. 333-110980, filed on December 5, 2003).
10.17		Form of Registration Rights Agreement related to our 2 7/8% convertible notes due 2034, dated as of January 27, 2004, by and between NII Holdings, Inc. and Banc of America Securities LLC as the initial purchaser (incorporated by reference to Exhibit 10.24 to NII Holdings’ Form 10-K, filed on March 12, 2004).
10.18	*	Form of NII Holdings, Inc. Change of Control Severance Plan (incorporated by reference to Exhibit 10.26 to NII Holdings’ Form 10-K, filed on March 12, 2004).
10.19	*	2004 Incentive Compensation Plan (incorporated by reference to Exhibit 4.1 to NII Holdings’ Form S-8, File No. 333-117394, filed on July 15, 2004).
10.20		Form of Credit Agreement, dated as of October 27, 2004, by and between Communicaciones Nextel de Mexico, S.A. de C.V., the banks named therein as lenders, Citibank, N.A., Citigroup Global Markets, Inc. and Scotiabank Inverlat, S.A. (incorporated by reference to Exhibit 10.1 to NII Holdings’ Form 10-Q, filed on November 15, 2004).
12.1		Ratio of Earnings to Fixed Charges (filed herewith).
14.1		Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to NII Holdings’ Form 10-K, filed on March 12, 2004).
18.1		Preferability Letter of PricewaterhouseCoopers LLP (filed herewith).
21.1		Subsidiaries of NII Holdings’ (incorporated by reference to Exhibit 21.1 to NII Holdings Form 10-K, filed on March 12, 2004).
23.1		Consent of PricewaterhouseCoopers LLP (filed herewith).
23.2		Consent of Deloitte & Touche LLP (filed herewith).
31.1		Statement of Chief Executive Officer Pursuant to Rule 13a-14(a) (filed herewith).
31.2		Statement of Chief Financial Officer Pursuant to Rule 13a-14(a) (filed herewith).

Exhibit
Number	Exhibit Description

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith).
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith).

*	Indicates Management Compensatory Plan.