Form 10-Q
period 2005-03-31
NII HOLDINGS INC
filed 2005-05-09
CIK 1037016

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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
(703) 390-5100
(Registrant’s Telephone Number, Including Area Code)
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
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on April 29, 2005

Common Stock, $0.001 par value per share	69,860,270

NII HOLDINGS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION.

Item 1.	Financial Statements.
NII HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
Unaudited

	March 31,	December 31,
	2005	2004

ASSETS
Current assets
Cash and cash equivalents	$317,617	$330,984
Short-term investments	16,895	38,401
Accounts receivable, less allowance for doubtful accounts of $9,798 and $8,145	167,507	160,727
Handset and accessory inventory, net	30,017	32,034
Deferred income taxes, net	17,417	17,268
Prepaid expenses and other	56,391	53,280

Total current assets	605,844	632,694
Property, plant and equipment, net of accumulated depreciation of $170,411 and $145,976	606,378	558,247
Intangible assets, net	70,793	67,956
Deferred income taxes, net	154,522	154,757
Other assets	77,571	77,626

Total assets	$1,515,108	$1,491,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$52,129	$87,406
Accrued expenses and other	246,969	227,933
Deferred revenues	45,739	44,993
Accrued interest	1,747	5,479
Due to related party	824	796
Current portion of long-term debt	3,413	2,823

Total current liabilities	350,821	369,430
Long-term debt	603,627	600,686
Deferred revenues (related party)	41,724	42,528
Other long-term liabilities	57,984	56,689

Total liabilities	1,054,156	1,069,333

Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock, 69,859 shares issued and outstanding — 2005, 69,831 shares issued and outstanding — 2004	70	70
Paid-in capital	317,250	317,053
Retained earnings	206,305	161,267
Deferred compensation	(11,286)	(12,644)
Accumulated other comprehensive loss	(51,387)	(43,799)

Total stockholders’ equity	460,952	421,947

Total liabilities and stockholders’ equity	$1,515,108	$1,491,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2005 and 2004
(in thousands, except per share amounts)
Unaudited

	2005	2004

Operating revenues
Service and other revenues	$354,195	$275,105
Digital handset and accessory revenues	16,012	12,586

	370,207	287,691

Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	96,461	72,154
Cost of digital handset and accessory sales	54,250	47,270
Selling, general and administrative	119,192	87,030
Depreciation	24,755	20,026
Amortization	1,342	3,938

	296,000	230,418

Operating income	74,207	57,273

Other income (expense)
Interest expense	(12,824)	(16,009)
Interest income	4,524	2,231
Loss on early extinguishment of debt, net	—	(79,327)
Foreign currency transaction gains, net	1,914	6,682
Other expense, net	(2,002)	(980)

	(8,388)	(87,403)

Income (loss) before income tax provision and cumulative effect of change in accounting principle	65,819	(30,130)
Income tax provision	(20,781)	(22,616)

Income (loss) before cumulative effect of change in accounting principle	45,038	(52,746)
Cumulative effect of change in accounting principle, net of income taxes of $11,898 in 2004	—	970

Net income (loss)	$45,038	$(51,776)

Income (loss) before cumulative effect of change in accounting principle, per common share, basic	$0.64	$(0.76)
Cumulative effect of change in accounting principle, per common share, basic	—	0.01

Net income (loss) per common share, basic (Note 1)	$0.64	$(0.75)

Income (loss) before cumulative effect of change in accounting principle, per common share, diluted	$0.57	$(0.76)
Cumulative effect of change in accounting principle, per common share, diluted	—	0.01

Net income (loss) per common share, diluted (Note 1)	$0.57	$(0.75)

Weighted average number of common shares outstanding, basic	69,832	69,149

Weighted average number of common shares outstanding, diluted	85,815	69,149

Comprehensive income (loss), net of income tax
Foreign currency translation adjustment	$(7,433)	$6,003
Unrealized losses on derivatives, net of $127 of reclassification adjustment included in net income	(155)	—

Other comprehensive (loss) income	(7,588)	6,003
Net income (loss)	45,038	(51,776)

	$37,450	$(45,773)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2005 and 2004
(in thousands)
Unaudited

						Accumulated
	Common Stock					Other
			Paid-in	Retained	Deferred	Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Loss	Total

Balance, January 1, 2005	69,831	$70	$317,053	$161,267	$(12,644)	$(43,799)	$421,947
Net income	—	—	—	45,038	—	—	45,038
Other comprehensive loss	—	—	—	—	—	(7,588)	(7,588)
Reversal of deferred tax asset valuation allowance	—	—	173	—	—	—	173
Amortization of restricted stock expense	—	—	—	—	1,358	—	1,358
Exercise of stock options	28	—	24	—	—	—	24

Balance, March 31, 2005	69,859	$70	$317,250	$206,305	$(11,286)	$(51,387)	$460,952

						Accumulated
	Common Stock					Other
			Paid-in	Retained	Deferred	Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Loss	Total

Balance, January 1, 2004	68,883	$69	$164,705	$103,978	$—	$(50,982)	$217,770
Net loss	—	—	—	(51,776)	—	—	(51,776)
Other comprehensive income	—	—	—	—	—	6,003	6,003
Exercise of stock options	736	1	596	—	—	—	597

Balance, March 31, 2004	69,619	$70	$165,301	$52,202	$—	$(44,979)	$172,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005 and 2004
(in thousands)
Unaudited

	2005	2004

Cash flows from operating activities
Income (loss) before cumulative effect of change in accounting principle	$45,038	$(52,746)
Adjustments to reconcile income (loss) before cumulative effect of change in accounting principle to net cash provided by operating activities:
Loss on early extinguishment of debt, net	—	79,327
Amortization of debt financing costs and accretion of senior discount notes	496	5,419
Depreciation and amortization	26,097	23,964
Provision for losses on accounts receivable	4,629	1,597
Provision for losses on inventory	1,699	226
Foreign currency transaction gains, net	(1,914)	(6,682)
Deferred income tax provision	302	5,316
Loss on disposal of property, plant and equipment	21	—
Non-cash stock compensation	1,358	—
Other, net	(411)	(2,207)
Change in assets and liabilities:
Accounts receivable, gross	(11,377)	1,790
Handset and accessory inventory, gross	356	(6,419)
Prepaid expenses and other	(5,115)	(8,364)
Other long-term assets	(1,178)	(3,742)
Accounts payable, accrued expenses and other	(14,639)	(2,676)
Current deferred revenue	746	1,214
Due to related parties	28	11,671
Other long-term liabilities	1,028	3,059

Net cash provided by operating activities	47,164	50,747

Cash flows from investing activities
Capital expenditures	(76,411)	(56,478)
Proceeds from maturities of short-term investments	26,393	—
Purchase of short-term investments	(4,887)	(25,819)
Payments for acquisitions, purchases of licenses and other	(3,924)	(987)
Payments related to derivative instruments	(223)	—

Net cash used in investing activities	(59,052)	(83,284)

Cash flows from financing activities
Proceeds from stock option exercises	24	597
Transfers from restricted cash	400	—
Repayments under capital leases	(37)	(474)
Gross proceeds from tower financing transactions	304	546
Repayments under tower financing transactions	(456)	—
Gross proceeds from issuance of convertible notes	—	300,000
Repayments under senior secured discount notes	—	(211,212)
Payment of debt financing costs	—	(8,410)
Repayments under long-term credit facilities and other	—	(72,507)

Net cash provided by financing activities	235	8,540

Cumulative effect of change in accounting principle, net	—	7,962
Effect of exchange rate changes on cash and cash equivalents	(1,714)	(2,190)

Net decrease in cash and cash equivalents	(13,367)	(18,225)
Cash and cash equivalents, beginning of period	330,984	405,406

Cash and cash equivalents, end of period	$317,617	$387,181

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
      You should read these condensed consolidated financial statements in conjunction with the audited consolidated financial statements and notes contained in our 2004 annual report on Form 10-K. You should not expect results of operations of interim periods to be an indication of the results for a full year.
      Change in Accounting Principle. Until September 30, 2004, we presented the financial information of our consolidated foreign operating companies in our consolidated financial statements utilizing accounts as of a date one month earlier than the accounts of the parent company, U.S. subsidiaries and our non-operating non-U.S. subsidiaries, which we referred to as our one-month lag reporting policy. In contrast, financial information relating to our parent company, U.S. subsidiaries and our non-operating non-U.S. subsidiaries was presented without giving effect to our one-month lag reporting policy.
      Effective January 1, 2004, we eliminated our one-month lag reporting policy on October 1, 2004 and report consolidated results using a consistent calendar year reporting period for the entire company. Therefore, our consolidated results for the three months ended March 31, 2005 and 2004 are presented on a calendar basis.
      We accounted for the elimination of our one-month lag reporting policy as a change in accounting principle in accordance with Accounting Principles Board, or APB, Opinion No. 20, “Accounting Changes,” effective January 1, 2004. Under APB Opinion No. 20, a change in accounting principle is determined at the beginning of the period of change. As a result, we treated the month of December 2003, which was normally the first month in the fiscal year of our foreign operating companies, as the lag month, and our 2004 fiscal year for all of our foreign operating companies now begins with January 1 and ends with December 31. Each of our successive quarterly and annual consolidated financial statements will continue to follow the same basis of consolidation for our foreign operating companies. For further discussion regarding our change in accounting principle, refer to Note 2 to our audited consolidated financial statements contained in our 2004 annual report on Form 10-K, which includes the combined statement of operations and statement of cash flows for our foreign operating companies for the month of December 2003.
      Out-of-Period Adjustments. During the first quarter of 2005, we identified errors in our financial statements for the year ended December 31, 2004 related to the accounting for the deferred tax asset valuation allowance for our operating company in Argentina and an error in the accounting for an insurance claim in our operating company in Mexico. To correct these errors, in the first quarter of 2005, we recorded a reduction to our income tax provision of $3.1 million to correct the deferred tax asset valuation allowance in Argentina and a $1.4 million increase to our operating expenses to correct the accounting for the insurance claim. Operating income was reduced by the $1.4 million adjustment while net income, basic earnings per share and diluted earnings per share increased by $2.1 million, $0.03 and $0.02, respectively. We do not believe that the adjustments are material to our first quarter 2005 results, our projected results for the current year or to any prior years’ earnings, earnings trends or financial statement line items. As a result, we have not adjusted any prior period amounts.

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
      Accumulated Other Comprehensive Loss. The components of our accumulated other comprehensive loss, net of taxes, as of March 31, 2005 and December 31, 2004 are as follows:

	March 31,	December 31,
	2005	2004

	(in thousands)
Cumulative foreign currency translation adjustment	$(49,412)	$(41,978)
Unrealized losses on derivatives	(1,975)	(1,821)

	$(51,387)	$(43,799)

Supplemental Cash Flow Information.

	Three Months Ended
	March 31,

	2005	2004

	(in thousands)
Capital expenditures
Cash paid for capital expenditures, including capitalized interest	$76,411	$56,478
Changes in capital expenditures accrued and unpaid or financed	(3,391)	(12,373)

	$73,020	$44,105

Interest costs
Interest expense	$12,824	$16,009
Interest capitalized	2,340	599

	$15,164	$16,608

Cash paid for interest, net of amounts capitalized	$13,097	$40,463

Cash paid for income taxes	$20,316	$10,396

      For the three months ended March 31, 2005 and 2004, we had $4.1 million and $0.8 million in non-cash investing and financing activities related to capital lease obligations for co-location on communication towers owned by other parties.
      During the three months ended March 31, 2005, we paid $1.2 million for licenses acquired in Brazil using restricted cash.
      Net Income (Loss) Per Common Share, Basic and Diluted. Basic net income (loss) per common share includes no dilution and is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution of securities that could participate in our earnings. As presented for the three months ended March 31, 2005, our calculation of diluted net income per share includes common shares resulting from shares issuable upon the potential exercise of stock options under stock-based employee compensation plans and our restricted stock, as well as common shares resulting from the potential conversion of our 3.5% convertible notes and our 2.875% convertible notes. As presented for the three months ended March 31, 2004, our basic and diluted net loss per share is based on the weighted average number of common shares outstanding during the period and does not include other potential common shares, including shares issuable upon exercise of stock options and potential conversion of our 3.5% convertible notes and our 2.875% convertible notes, since their effect would have been antidilutive to our net loss.

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
      The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2005:

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share data)
Basic net income per share:
Net income	$45,038	69,832	$0.64
Effect of dilutive securities:
Stock options	—	3,598
3.5% convertible notes	1,575	6,750
2.875% convertible notes	2,156	5,635

Diluted net income per share:
Net income	$48,769	85,815	$0.57

      Stock-Based Compensation. We currently have two equity incentive plans: our 2002 Management Incentive Plan and our 2004 Incentive Compensation Plan. We account for awards granted under these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. As part of the 2004 Incentive Compensation Plan, we issued 429,500 shares of restricted stock in April 2004. The fair value of the restricted shares on the grant date was $16.3 million, which we are amortizing on a straight-line basis over the three year vesting period. We recognized compensation expense of $1.4 million for the three months ended March 31, 2005 related to restricted shares. No other stock-based employee compensation cost related to our employee stock options is reflected in net income as the relevant exercise price of the options issued was equal to the fair value on the date of the grant.
      The following table illustrates the effect on net income (loss) and net income (loss) per common share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123,” to stock-based employee compensation.

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited

	Three Months Ended
	March 31,

	2005	2004

	(in thousands, except
	per share data)
Net income (loss), as reported	$45,038	$(51,776)
Add:
Stock-based employee compensation expense included in reported net income, net of related tax effects	1,358	—
Deduct:
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(3,969)	(368)

Pro forma net income (loss)	$42,427	$(52,144)

Net income (loss) per common share:
Basic — as reported	$0.64	$(0.75)

Basic — pro forma	$0.61	$(0.75)

Diluted — as reported	$0.57	$(0.75)

Diluted — pro forma	$0.54	$(0.75)

      Reclassifications. We have reclassified some prior period amounts in our unaudited condensed consolidated financial statements to conform to our current year presentation.
      New Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board, or FASB, issued its final standard on accounting for share-based payments, Statement No. 123R, “Share-Based Payment — An Amendment of FASB Statements No. 123 and 95,” or SFAS 123R, that requires companies to expense the value of employee stock options and similar awards. In April 2005, the SEC approved a new rule that delays the effective date of SFAS 123R, giving companies more time to develop their implementation strategies. Under the SEC’s rule, SFAS 123R is now effective for public companies for annual periods that begin after June 15, 2005 and applies to all outstanding and unvested share-based payment awards at a company’s adoption date. The provisions of SFAS 123R are effective for our financial statements issued subsequent to January 1, 2006. The adoption of SFAS 123R will require us to treat the fair value of share-based payment awards that are within its scope as compensation expense in the statement of operations beginning on the date that we grant the awards to employees. We are currently evaluating which methodology we will utilize and have not yet determined the impact to our financial statements.
      In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets — An Amendment APB Opinion No. 29,” or SFAS 153, to produce financial reporting that more accurately represents the economics of nonmonetary exchange transactions. APB Opinion No. 29, or APB 29, provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS 153 to have a material impact on our financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
Note 2. Supplemental Balance Sheet Information
      Prepaid Expenses and Other. The components of our prepaid expenses and other are as follows:

	March 31,	December 31,
	2005	2004

	(in thousands)
Value added tax receivables, current	$12,722	$13,723
Advertising	10,862	10,281
Advances to suppliers	3,803	2,472
Insurance claims	2,974	3,022
Deferred cost of handsets	2,544	2,081
Income taxes	—	134
Other	23,486	21,567

	$56,391	$53,280

      Other Assets. The components of our other assets are as follows:

	March 31,	December 31,
	2005	2004

	(in thousands)
Value added tax receivables	$32,115	$31,019
Income tax receivable	16,151	15,315
Deposits and restricted cash	12,085	13,963
Deferred financing costs	11,287	11,773
Long-term prepaid expenses	4,999	4,789
Other	934	767

	$77,571	$77,626

      Accrued Expenses and Other. The components of our accrued expenses and other are as follows:

	March 31,	December 31,
	2005	2004

	(in thousands)
Income taxes currently payable	$43,394	$42,412
Payroll related items and commissions	37,741	34,256
Network system and information technology	34,684	28,491
Capital expenditures	33,101	30,880
Tax and non-tax liabilities	27,496	23,684
Customer deposits	19,334	17,950
Non-income based taxes	18,447	23,514
Other	32,772	26,746

	$246,969	$227,933

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
      Other Long-Term Liabilities. The components of our other long-term liabilities are as follows:

	March 31,	December 31,
	2005	2004

	(in thousands)
Tax and non-tax liabilities	$48,045	$47,259
Severance plan liability	5,315	5,075
Asset retirement obligations	4,395	4,126
Other	229	229

	$57,984	$56,689

Note 3.	Intangible Assets
      On January 10, 2005, the Mexican government began an auction for wireless spectrum licenses in the 806-821 MHz to 851-866 MHz frequency band. Inversiones Nextel de Mexico, a subsidiary of Nextel Mexico, participated in this auction. The spectrum auction was divided into three separate auctions: Auction 15 for Northern Mexico Zone 1, Auction 16 for Northern Mexico Zone 2 and Auction 17 for Central and Southern Mexico. The auctions were completed between February 7 and February 11. Nextel Mexico won an average of 15 MHz of nationwide spectrum, except for Mexico City, where no spectrum was auctioned off and where Nextel Mexico has licenses covering approximately 21 MHz. The corresponding licenses and immediate use of the spectrum were granted to Inversiones Nextel de Mexico on March 17, 2005. These new licenses have an initial term of 20 years, which we have estimated to be the amortization period of the licenses, and are renewable thereafter for 20 years. Nextel Mexico paid an up-front fee of $3.4 million for these licenses, excluding certain annual fees, and $0.5 million in other capitalizable costs.
      Our intangible assets consist of our licenses, customer base and tradename, all of which have finite useful lives, as follows:

	March 31, 2005			December 31, 2004

	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value

	(in thousands)
Amortizable intangible assets:
Licenses	$79,932	$(10,690)	$69,242	$75,954	$(9,804)	$66,150
Customer base	40,750	(39,199)	1,551	40,917	(39,111)	1,806
Tradename	1,502	(1,502)	—	1,538	(1,538)	—

Total intangible assets	$122,184	$(51,391)	$70,793	$118,409	$(50,453)	$67,956

      The American Institute of Certified Public Accountants’ Statement of Position, or SOP, 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” requires that reversals of valuation allowances associated with deferred tax assets that exist as of the date of application of fresh-start accounting be recorded as a reduction to intangible assets. Substantially all of our deferred tax asset valuation allowances existed as of the date of the application of fresh-start accounting. As such, under SOP 90-7, we record any such valuation allowance reversals first as a reduction to our remaining intangible assets existing at our emergence from reorganization and then as an increase to paid-in capital. We previously wrote down all intangible assets that existed as of the date we applied fresh-start accounting to zero. As a result, we will record all future reversals of valuation allowances that existed at our emergence from reorganization as increases to paid-in capital.

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
      Based on the carrying amount of amortizable intangible assets existing as of March 31, 2005 and current exchange rates, we estimate amortization expense for each of the next five years ending December 31 to be as follows (in thousands):

Estimated
Amortization
Years	Expense

2005	$4,865
2006	4,255
2007	3,635
2008	3,635
2009	3,635
      Actual amortization expense to be reported in future periods could differ from these estimates as a result of additional acquisitions of intangibles, as well as changes in exchange rates and other relevant factors.
      During the three months ended March 31, 2005, we did not acquire, dispose of or write down any goodwill or intangible assets with indefinite useful lives.

Note 4.	Debt

	March 31,	December 31,
	2005	2004

	(in thousands)
3.5% convertible notes due 2033	$180,000	$180,000
2.875% convertible notes due 2034	300,000	300,000
13.0% senior secured discount notes due 2009, net of unamortized discount of $14 and $14	40	40
Tower financing obligations	117,668	118,202
Capital lease obligations	9,332	5,267

Total debt	607,040	603,509
Less: current portion	(3,413)	(2,823)

	$603,627	$600,686

      3.5% Convertible Notes. For the fiscal quarter ended March 31, 2005, the closing sale price of our common stock exceeded 110% of the conversion price of $26.67 per share for at least 20 trading days in the 30 consecutive trading days ending on March 31, 2005. As a result, the conversion contingency was met, and our 3.5% notes are convertible into 37.5 shares of our common stock per $1,000 principal amount of notes, or an aggregate of 6,750,000 common shares, at a conversion price of about $26.67 per share.
      2.875% Convertible Notes. For the fiscal quarter ended March 31, 2005, the closing sale price of our common stock did not exceed 120% of the conversion price of $53.24 per share for at least 20 trading days in the 30 consecutive trading days ending on March 31, 2005. As a result, the conversion contingency was not met.
      Capital Lease Obligations. In December 2002, we entered into an agreement with American Tower Corporation for the sale-leaseback of communication towers in Mexico and Brazil. Under the master lease agreement with American Tower, in certain circumstances, Nextel Mexico and Nextel Brazil are permitted to co-locate communications equipment on American Tower sites. Nextel Mexico and Nextel Brazil account for these co-location agreements as capital leases.

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited

Note 5.	Contingencies
      Brazilian Contingencies. Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes and import duties based on the classification of equipment and services. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil’s petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil is also disputing various other claims. As a result of ongoing analysis, further consultations with external legal counsel, settlement of certain matters, and the expiration of the statute of limitations for certain contingencies during the first quarter of 2004, Nextel Brazil reversed $4.3 million in accrued liabilities, of which $2.5 million were recorded as a reduction to operating expenses.
      As of March 31, 2005, Nextel Brazil had accrued liabilities of $27.0 million related to contingencies, of which $24.0 million were classified as other long-term liabilities and $3.0 million was classified as accrued expenses. As of December 31, 2004, Nextel Brazil had accrued liabilities of $26.4 million related to contingencies, of which $23.2 million were classified as other long-term liabilities and $3.2 million were classified as accrued expenses. Of the total accrued liabilities as of March 31, 2005 and December 31, 2004, Nextel Brazil had $21.6 million and $20.8 million in unasserted claims, respectively. We currently estimate the range of possible losses related to matters for which we have not accrued liabilities to be between $53.4 million and $57.4 million as of March 31, 2005. We are continuing to evaluate the likelihood of probable and possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary.
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
      In March 2005, the Mexican Supreme Court confirmed that the 2002 Telecommunications Tax Law was constitutional, that dispatch, paging and value-added services were taxable services and that there were no exceptions applicable to these services. As a result, this case was definitively resolved. As Nextel Mexico accrued and paid taxes throughout the period of this case’s dispute, Nextel Mexico did not make any additional payments as a result of the resolution.
      As of March 31, 2005 and December 31, 2004, Nextel Mexico had accrued liabilities of $3.0 million related to various contingencies for import taxes and employee claims, all of which was classified as accrued expenses.
      See Note 7 for more information regarding Mexican taxes.
      Argentine Contingencies. During the three months ended March 31, 2005 and 2004, Nextel Argentina recorded $2.0 million and $1.0 million, respectively, as an increase in liabilities for local turnover taxes. Specifically, in one of the markets in which we operate, the city government had previously increased the turnover tax rate from 3% to 6% of revenues for cellular companies. From a regulatory standpoint, we are not considered a cellular company. As a result, we continue to pay the turnover tax at the existing rate and record a liability for the differential between the old rate and the new rate. Similarly, one of the provincial governments in one of the markets where we operate also increased their turnover tax rate from 3% to 4.5% of revenues for cellular companies. Consistent with our earlier position, we continue to pay the turnover tax at the

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
existing rate and accrue a liability for the increase in the rate. During the three months ended March 31, 2005 and 2004, Nextel Argentina also recorded $0.4 million and $0.2 million, respectively, as an increase in liabilities for various municipality charges levied on Nextel Argentina typically related to the use or construction of our sites or towers.
      As of March 31, 2005 and December 31, 2004, Nextel Argentina had accrued liabilities of $21.1 million and $17.9 million, respectively, related primarily to local turnover taxes and local government claims, all of which was classified as accrued expenses.
      Legal Proceedings. We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

Note 6.	Derivative Instruments
      In November 2004, Nextel Mexico entered into a derivative agreement to reduce its foreign currency transaction risk associated with a portion of its U.S. dollar forecasted capital expenditures and handset purchases. This risk is hedged by forecasting Nextel Mexico’s capital expenditures and handset purchases for a 12-month period that began in January 2005. Under this agreement, Nextel Mexico purchased a U.S. dollar call option for $3.6 million and sold a call option on the Mexican peso for $0.9 million for a net cost of $2.7 million, which we refer to as the net purchased option. Nextel Mexico’s objective for entering into this derivative transaction was for protection from adverse economic or financial impacts of foreign exchange rate changes. We enter into derivative transactions only for hedging or risk management purposes. We have not and will not enter into any derivative transactions for speculative or profit generating purposes. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives for undertaking various hedge transactions before entering the transaction.
      We recorded the initial net purchase price of the derivative instrument as a non-current asset of $2.7 million in November 2004. As of March 31, 2005, our net purchase option, designated as a cash-flow hedge, decreased in value by $2.7 million. During the three months ended March 31, 2005, we reclassified $0.1 million from accumulated other comprehensive loss to earnings since the underlying capital expenditures and purchased handsets had impacted earnings.
      The fair values of our derivative instruments as of March 31 are as follows:

2005

(in thousands)
Purchased call options	$959
Written put options	(952)

Net purchased option	$7

Note 7.	Income Taxes
      Deferred Tax Assets. We assessed the realizability of certain deferred tax assets during the first quarter of 2005, consistent with the methodology we employed for 2004. In that assessment, we considered the reversal of existing temporary differences associated with deferred tax assets, future taxable income, tax planning strategies as considered and historical and future pre-tax book income as adjusted for permanent differences between financial and tax accounting items. During the first quarter of 2005, we recorded a correction to reduce our deferred tax asset valuation allowance by $3.3 million. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our foreign operating companies and in our U.S. companies throughout 2005 to determine the appropriate level of valuation allowances.

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
      As a result of the Mexican tax authority’s current interpretation regarding this matter, and potential sanctions against Nextel Mexico, the Mexican operating companies affected by this potential disallowance amended their prior year income tax returns during the third quarter of 2004 to reflect the reversal of these deductions. The relevant Nextel Mexico companies immediately initiated the process of recovering these amounts. We have received an independent third party Mexican legal opinion supporting the tax position taken in prior years, which conclude that it is probable that the tax positions will be sustained upon review or audit by the Mexican tax authorities. Based on this opinion of tax law interpretation, Nextel Mexico has continued to record a recoverable asset, which was approximately $16.2 million as of March 31, 2005.

Note 8.	Segment Reporting
      We operate in four reportable segments: (1) Mexico, (2) Brazil, (3) Argentina and (4) Peru. The operations of all other businesses that fall below the segment reporting thresholds are included in the “Corporate and other” segment below. This segment includes our Chilean operating companies, our corporate operations in the U.S. and our Cayman entity that issued our senior secured discount notes. We evaluate the performance of these segments and provide resources to them based on operating income before depreciation and amortization and impairment, restructuring and other charges, which we refer to as segment earnings. We allocate corporate overhead costs to some of our subsidiaries. We treat a portion of these allocated amounts as tax deductions which serve to reduce our effective tax rate. The segment information below does not reflect any allocations of corporate overhead costs because the amounts of these expenses are not provided to or used by our chief operating decision maker in making operating decisions related to these segments.

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated

	(in thousands)
Three Months Ended March 31, 2005
Operating revenues	$218,006	$67,444	$58,458	$26,012	$424	$(137)	$370,207

Segment earnings (losses)	$91,348	$3,033	$15,769	$5,345	$(15,191)	$—	$100,304
Depreciation and amortization	(15,172)	(5,379)	(3,368)	(1,909)	(367)	98	(26,097)

Operating income (loss)	76,176	(2,346)	12,401	3,436	(15,558)	98	74,207
Interest expense	(5,066)	(3,094)	(589)	(35)	(4,056)	16	(12,824)
Interest income	3,158	386	95	123	778	(16)	4,524
Foreign currency transaction gains (losses), net	1,660	137	87	37	(7)	—	1,914
Other (expense) income, net	(127)	(1,734)	10	(9)	(142)	—	(2,002)

Income (loss) before income tax	$75,801	$(6,651)	$12,004	$3,552	$(18,985)	$98	$65,819

Capital expenditures	$35,094	$25,347	$10,092	$2,313	$174	$—	$73,020

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated

	(in thousands)
Three Months Ended March 31, 2004
Operating revenues	$178,527	$45,247	$40,676	$22,968	$412	$(139)	$287,691

Segment earnings (losses)	$76,300	$2,830	$9,162	$3,514	$(10,569)	$—	$81,237
Depreciation and amortization	(17,526)	(2,637)	(2,517)	(1,173)	(217)	106	(23,964)

Operating income (loss)	58,774	193	6,645	2,341	(10,786)	106	57,273
Interest expense	(4,907)	(2,764)	(1)	(85)	(8,258)	6	(16,009)
Interest income	498	740	101	40	858	(6)	2,231
Loss on early extinguishment of debt, net	—	—	—	—	(79,327)	—	(79,327)
Foreign currency transaction gains (losses), net	7,283	(36)	(566)	6	(5)	—	6,682
Other expense, net	(235)	(514)	—	(99)	(132)	—	(980)

Income (loss) before income tax	$61,413	$(2,381)	$6,179	$2,203	$(97,650)	$106	$(30,130)

Capital expenditures	$26,879	$6,545	$5,056	$4,719	$906	$—	$44,105

March 31, 2005
Property, plant and equipment, net	$348,182	$130,228	$82,140	$43,510	$3,566	$(1,248)	$606,378

Identifiable assets	$834,515	$235,886	$240,495	$112,249	$93,211	$(1,248)	$1,515,108

December 31, 2004
Property, plant and equipment, net	$328,021	$111,031	$73,674	$43,107	$3,761	$(1,347)	$558,247

Identifiable assets	$774,058	$234,091	$223,180	$114,354	$146,944	$(1,347)	$1,491,280

March 31, 2004
Property, plant and equipment, net	$301,046	$48,251	$34,321	$32,202	$3,291	$(1,513)	$417,598

Identifiable assets	$652,299	$138,152	$109,636	$73,124	$215,023	$(1,513)	$1,186,721

Note 9.	Subsequent Events
      Mexico Syndicated Loan. In October 2004, we closed on a $250.0 million, five-year syndicated loan facility in Mexico. The facility can be drawn down, under certain conditions, within 180 days from the date of closing. Of the total amount of the facility, $129.0 million is denominated in U.S. dollars, with a floating interest rate based on LIBOR, $31.0 million is denominated in Mexican pesos, with a floating interest rate based on the Mexican reference rate TIIE, and $90.0 million is denominated in Mexican pesos, at an interest rate fixed at the time of funding. In April 2005, we amended the credit agreement for the syndicated loan facility to extend the availability period until May 31, 2005. As of March 31, 2005, we had not drawn on this loan.
      Purchase of AOL Mexico. In April 2005, Nextel Mexico purchased the entire equity interest of AOL Mexico, S. de R.L. de C.V. for approximately $14.1 million in cash. As a result of this transaction, we obtained AOL Mexico’s call center assets and access to AOL Mexico’s customer list, as well as certain tax benefits. We treated this acquisition as a related party transaction as one of our board members is also the president and chief executive officer of AOL Latin America. Due to this board member’s involvement with

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
our company, he recused himself from our decision to make this investment. We are currently evaluating the accounting treatment for this transaction.

18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction	19
Critical Accounting Policies and Estimates	19
Business Overview	19
Recent Developments	20
Ratio of Earnings to Fixed Charges	21
Results of Operations	21
a. Consolidated	22
b. Nextel Mexico	26
c. Nextel Brazil	28
d. Nextel Argentina	30
e. Nextel Peru	32
f. Corporate and other	34
Liquidity and Capital Resources	35
Future Capital Needs and Resources	36
Forward Looking Statements	38
Effect of New Accounting Standards	39

Introduction
      The following is a discussion and analysis of:

•	our consolidated financial condition and results of operations for the three-month periods ended March 31, 2005 and 2004; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.
      You should read this discussion in conjunction with our 2004 annual report on Form 10-K, including, but not limited to, the discussion regarding our critical accounting judgments, as described below. Historical results may not indicate future performance. See “Forward Looking Statements” for risks and uncertainties that may impact our future performance.
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
      A description of these policies is included in our 2004 annual report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

•	digital mobile telephone service, including advanced calling features such as speakerphone, conference calling, voice-mail, call forwarding and additional line service;

•	Nextel Direct Connect® service, which allows subscribers anywhere on our network in the same country to talk to each other instantly, on a “push-to-talk” basis, on a private one-to-one call or on a group call;

•	International Direct Connect® service, in partnership with Nextel Communications and Nextel Partners, which allows subscribers to communicate instantly across national borders with our subscribers in Mexico, Brazil, Argentina and Peru and with Nextel Communications and Nextel Partners subscribers in the United States;

•	Internet services, mobile messaging services, e-mail and advanced Javatm enabled business applications, which are marketed as “Nextel Onlinesm” services; and

•	international roaming capabilities, which are marketed as “Nextel Worldwidesm”.
      The table below provides an overview of our total digital handsets in commercial service in the countries indicated as of March 31, 2005 and 2004. For purposes of the table, digital handsets in commercial service represent all digital handsets in use by our customers on the digital mobile networks in each of the listed countries.

	Total Digital Handsets in
	Commercial Service

	March 31,	March 31,
Country	2005	2004

	(in thousands)
Mexico	883	703
Brazil	504	400
Argentina	400	296
Peru	198	154

Total	1,985	1,553

Recent Developments
      Mexico Syndicated Loan. In October 2004, we closed on a $250.0 million, five year syndicated loan facility in Mexico. The facility can be drawn down, under certain conditions, within 180 days from the date of closing. Of the total amount of the facility, $129.0 million is denominated in U.S. dollars, with a floating interest rate based on LIBOR, $31.0 million is denominated in Mexican pesos, with a floating interest rate based on the Mexican reference rate TIIE, and $90.0 million is denominated in Mexican pesos, at an interest rate fixed at the time of funding. We intend to hedge the currency and interest rate risks so that the facility is an effective fixed rate Mexican peso credit facility. In April 2005, we amended the credit agreement for the syndicated loan facility to extend the availability period until May 31, 2005. As of March 31, 2005, we had not drawn on this loan.
      Spectrum Auction. On January 10, 2005, the Mexican government began an auction for wireless spectrum licenses in the 806-821 MHz to 851-866 MHz frequency band. Inversiones Nextel de Mexico, a subsidiary of Nextel Mexico, participated in this auction. The spectrum auction was divided into three separate auctions: Auction 15 for Northern Mexico Zone 1, Auction 16 for Northern Mexico Zone 2 and Auction 17 for Central and Southern Mexico. The auctions were completed between February 7 and February 11. Nextel Mexico won an average of 15 MHz of nationwide spectrum, except for Mexico City, where no spectrum was auctioned off and where Nextel Mexico has licenses covering approximately 21 MHz. The corresponding licenses and immediate use of the spectrum were granted to Inversiones Nextel de Mexico on March 17, 2005. These new licenses have an initial term of 20 years, which we have estimated to be the amortization period of the licenses, and are renewable thereafter for 20 years. Nextel Mexico paid an up-front fee of $3.4 million for these licenses, excluding certain annual fees, and $0.5 million in other capitalizable costs.
      Purchase of AOL Mexico. In April 2005, Nextel Mexico purchased the entire equity interest of AOL Mexico, S. de R.L. de C.V. for approximately $14.1 million in cash. As a result of this transaction, we obtained AOL Mexico’s call center assets and access to AOL Mexico’s customer list, as well as certain tax benefits. We treated this acquisition as a related party transaction as one of our board members is also the president and chief executive officer of AOL Latin America. Due to this board member’s involvement with our company, he recused himself from our decision to make this investment. We are currently evaluating the accounting treatment for this transaction.
Ratio of Earnings to Fixed Charges

Three Months Ended
March 31,

2005	2004

4.23x	—
      For the purpose of computing the ratio of earnings to fixed charges, earnings consist of income (loss) from continuing operations before income taxes plus fixed charges and amortization of capitalized interest less capitalized interest. Fixed charges consist of:

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
      Cost of revenues primarily includes the cost of providing wireless service and the cost of digital handset and accessory sales. Cost of providing service consists largely of costs of interconnection with local exchange carrier facilities and direct switch and transmitter and receiver site costs, including property taxes, expenses related to our handset maintenance programs, insurance costs, utility costs, maintenance costs and rent for the network switches and sites used to operate our digital mobile networks. Interconnection costs have fixed and variable components. The fixed component of interconnection costs consists of monthly flat-rate fees for facilities leased from local exchange carriers. The variable component of interconnection costs, which fluctuates in relation to the volume and duration of wireless calls, generally consists of per-minute use fees charged by wireline and wireless providers for wireless calls from our digital handsets terminating on their networks. Cost of digital handset and accessory sales consists largely of the cost of the handset and accessories, order fulfillment and installation-related expenses, as well as write-downs of digital handset and related accessory inventory for shrinkage or obsolescence.

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
      Out-of-Period Adjustments. During the first quarter of 2005, we identified errors in our financial statements for the year ended December 31, 2004 related to the accounting for the deferred tax asset valuation allowance for our operating company in Argentina and an error in the accounting for an insurance claim in our operating company in Mexico. To correct these errors, in the first quarter of 2005, we recorded a reduction to our income tax provision of $3.1 million to correct the deferred tax asset valuation allowance in Argentina and a $1.4 million increase to our operating expenses to correct the accounting for the insurance claim. Operating income was reduced by the $1.4 million adjustment while net income, basic earnings per share and diluted earnings per share increased by $2.1 million, $0.03 and $0.02, respectively. We do not believe that the adjustments are material to our first quarter 2005 results, our projected results for the current year or to any prior years’ earnings, earnings trends or financial statement line items. As a result, we have not adjusted any prior period amounts.
a. Consolidated

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	March 31,	Operating	March 31,	Operating
	2005	Revenues	2004	Revenues	Dollars	Percent

	(dollars in thousands)
Operating revenues
Service and other revenues	$354,195	96%	$275,105	96%	$79,090	29%
Digital handset and accessory revenues	16,012	4%	12,586	4%	3,426	27%

	370,207	100%	287,691	100%	82,516	29%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(96,461)	(26)%	(72,154)	(25)%	(24,307)	34%
Cost of digital handset and accessory sales	(54,250)	(15)%	(47,270)	(17)%	(6,980)	15%

	(150,711)	(41)%	(119,424)	(42)%	(31,287)	26%
Selling and marketing expenses	(44,952)	(12)%	(37,099)	(13)%	(7,853)	21%
General and administrative expenses	(74,240)	(20)%	(49,931)	(17)%	(24,309)	49%
Depreciation and amortization	(26,097)	(7)%	(23,964)	(8)%	(2,133)	9%

Operating income	74,207	20%	57,273	20%	16,934	30%
Interest expense	(12,824)	(3)%	(16,009)	(6)%	3,185	(20)%
Interest income	4,524	1%	2,231	1%	2,293	103%
Loss on early extinguishment of debt, net	—	—	(79,327)	(27)%	79,327	(100)%
Foreign currency transaction gains, net	1,914	1%	6,682	2%	(4,768)	(71)%
Other expense, net	(2,002)	(1)%	(980)	—	(1,022)	104%

Income (loss) before income tax provision and cumulative effect of change in accounting principle, net	65,819	18%	(30,130)	(10)%	95,949	NM
Income tax provision	(20,781)	(6)%	(22,616)	(8)%	1,835	(8)%

Income (loss) before cumulative effect of change in accounting principle, net	45,038	12%	(52,746)	(18)%	97,784	(185)%
Cumulative effect of change in accounting principle, net of income taxes of $11,898 in 2004	—	—	970	—	(970)	(100)%

Net income (loss)	$45,038	12%	$(51,776)	(18)%	$96,814	(187)%

NM-Not Meaningful

1. Operating revenues
      The $79.1 million, or 29%, increase in consolidated service and other revenues from the three months ended March 31, 2004 to the three months ended March 31, 2005 is primarily a result of a 28% increase in the average number of consolidated digital handsets in service and a $6.5 million increase in revenues related to handset maintenance programs.
      The $3.4 million, or 27%, increase in consolidated digital handset and accessory revenues from the three months ended March 31, 2004 to the three months ended March 31, 2005 is largely due to a 21% increase in revenues generated from sales of new handsets, as well as an increase in revenues from handset upgrades provided to existing customers.
2. Cost of revenues
      The $24.3 million, or 34%, increase in consolidated cost of service from the three months ended March 31, 2004 to the three months ended March 31, 2005 is principally a result of the following:

•	a $14.2 million, or 37%, increase in consolidated interconnect costs primarily resulting from a 35% increase in consolidated system minutes of use;

•	a $5.6 million, or 62%, increase in consolidated service and repair costs mainly resulting from increased activity under our handset maintenance programs, primarily in Mexico and Brazil; and

•	a $4.5 million, or 20%, increase in consolidated direct switch and transmitter and receiver site costs resulting from a 12% increase in the number of consolidated transmitter and receiver sites in service from March 31, 2004 to March 31, 2005.
      The $7.0 million, or 15%, increase in consolidated cost of digital handset and accessory sales is primarily a result of a 21% increase in costs incurred related to sales of new handsets, as well as an increase in expenses for handset upgrades provided to existing customers.

3.	Selling and marketing expenses
      The $7.9 million, or 21%, increase in consolidated selling and marketing expenses from the three months ended March 31, 2004 to the three months ended March 31, 2005 is principally a result of the following:

•	a $3.4 million, or 29%, increase in indirect commissions resulting from a 24% increase in handset sales by indirect dealers;

•	a $2.2 million, or 31%, increase in consolidated advertising expenses, primarily in Mexico, mainly related to international Direct Connect campaigns, as well as market objectives to reinforce awareness of the Nextel brandname; and

•	a $1.5 million, or 10%, increase in consolidated direct commissions and payroll expenses largely due to an increase in commissions incurred as a result of a 17% increase in handset sales across all markets by market sales personnel.

4.	General and administrative expenses
      The $24.3 million, or 49%, increase in consolidated general and administrative expenses from the three months ended March 31, 2004 to the three months ended March 31, 2005 is primarily a result of the following:

•	a $15.5 million, or 97%, increase related to higher audit, tax, Sarbanes-Oxley, restatement and consulting activities and business insurance expenses;

•	a $3.0 million increase in consolidated bad debt expense primarily related to certain municipal accounts in Brazil that have suspended payments of all services;

•	a $2.7 million, or 21%, increase in consolidated customer care expenses resulting from increases in payroll and related expenses necessary to support a larger consolidated customer base;

•	$2.5 million in contingency reversals in Brazil that we recorded during the first quarter of 2004 related to the expiration of the statute of limitations;

•	a $2.3 million, or 21%, increase in certain taxes on operating revenues in Mexico and Argentina; and

•	a $0.7 million, or 10%, increase in information technology costs mostly in Mexico and Argentina.

5.	Depreciation and amortization
      The $2.1 million, or 9%, increase in consolidated depreciation and amortization from the three months ended March 31, 2004 to the three months ended March 31, 2005 is primarily due to increased depreciation on a higher consolidated property, plant and equipment base, partially offset by a decrease in amortization. This net decrease in amortization resulted from a reversal that we recorded primarily in the fourth quarter of 2004 of certain valuation allowances for deferred tax assets that we originally created in connection with our application of fresh-start accounting. We recorded the reversal of valuation allowances as a reduction to the intangible assets that existed as of the date of our application of fresh-start accounting.

6.	Interest expense
      The $3.2 million, or 20%, decrease in consolidated interest expense from the three months ended March 31, 2004 to the three months ended March 31, 2005 is primarily a result of the following:

•	the elimination of interest incurred on our 13.0% senior secured discount notes in connection with the retirement of substantially all of these notes in the first quarter of 2004; and

•	the elimination of interest related to our international equipment facility which was extinguished in 2004.
      These decreases were partially offset by an increase in interest incurred on Nextel Mexico’s and Nextel Brazil’s tower financing obligations.

7.	Interest income
      The $2.3 million increase in consolidated interest income from the three months ended March 31, 2004 to the three months ended March 31, 2005 is principally the result of an increase in Nextel Mexico’s average consolidated cash balances.

8.	Loss on early extinguishment of debt, net
      The $79.3 million net loss on early extinguishment of debt for the three months ended March 31, 2004 represents a loss we incurred in connection with the retirement of substantially all of our 13.0% senior secured discount notes through a cash tender offer in March 2004.

9.	Foreign currency transaction gains, net
      Net foreign currency transaction gains of $1.9 million for the three months ended March 31, 2005 are principally due to foreign currency transaction gains in Mexico as a result of the weakening of the Mexican peso compared to the U.S. dollar on Nextel Mexico’s cash held in U.S. dollars.
      Net foreign currency transaction gains of $6.7 million for the three months ended March 31, 2004 are primarily the result of foreign currency transaction gains recognized in Mexico resulting from the strengthening of the Mexican peso compared to the U.S. dollar on Nextel Mexico’s net U.S. dollar-denominated liability position.
Segment Results
      We refer to our operating companies by the countries in which they operate, such as Nextel Mexico, Nextel Brazil, Nextel Argentina, Nextel Peru and Nextel Chile. We evaluate performance of these segments and provide resources to them based on operating income before depreciation and amortization and impairment, restructuring and other charges, which we refer to as segment earnings. The tables below provide a summary of the components of our consolidated segments for the three months ended March 31, 2005 and

2004. The results of Nextel Chile are included in “Corporate and other.” We allocate corporate overhead costs to some of our subsidiaries. We treat a portion of these allocated amounts as tax deductions and serve to reduce our effective tax rate. The segment information below does not reflect any allocations of corporate overhead costs because the amounts of these expenses are not provided to or used by our chief operating decision maker in making operating decisions related to these segments.

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Three Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
March 31, 2005	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

	(dollars in thousands)
Nextel Mexico	$218,006	59%	$(65,986)	44%	$(60,672)	51%	$91,348
Nextel Brazil	67,444	18%	(43,491)	29%	(20,920)	18%	3,033
Nextel Argentina	58,458	16%	(27,962)	19%	(14,727)	12%	15,769
Nextel Peru	26,012	7%	(12,839)	8%	(7,828)	7%	5,345
Corporate and other	424	—	(570)	—	(15,045)	12%	(15,191)
Intercompany eliminations	(137)	—	137	—	—	—	—

Total consolidated	$370,207	100%	$(150,711)	100%	$(119,192)	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Three Months Ended March 31,	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
2004	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

	(dollars in thousands)
Nextel Mexico	$178,527	62%	$(55,605)	46%	$(46,622)	54%	$76,300
Nextel Brazil	45,247	16%	(29,727)	25%	(12,690)	14%	2,830
Nextel Argentina	40,676	14%	(21,055)	18%	(10,459)	12%	9,162
Nextel Peru	22,968	8%	(12,770)	11%	(6,684)	8%	3,514
Corporate and other	412	—	(406)	—	(10,575)	12%	(10,569)
Intercompany eliminations	(139)	—	139	—	—	—	—

Total consolidated	$287,691	100%	$(119,424)	100%	$(87,030)	100%

      A discussion of the results of operations in each of our reportable segments is provided below.
b. Nextel Mexico

		% of		% of
		Nextel		Nextel	Change from
		Mexico’s		Mexico’s	Previous Year
	March 31,	Operating	March 31,	Operating
	2005	Revenues	2004	Revenues	Dollars	Percent

	(dollars in thousands)
Operating revenues
Service and other revenues	$212,879	98%	$173,393	97%	$39,486	23%
Digital handset and accessory revenues	5,127	2%	5,134	3%	(7)	—

	218,006	100%	178,527	100%	39,479	22%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(37,300)	(17)%	(30,541)	(17)%	(6,759)	22%
Cost of digital handset and accessory sales	(28,686)	(13)%	(25,064)	(14)%	(3,622)	14%

	(65,986)	(30)%	(55,605)	(31)%	(10,381)	19%
Selling and marketing expenses	(29,220)	(13)%	(23,912)	(13)%	(5,308)	22%
General and administrative expenses	(31,452)	(15)%	(22,710)	(13)%	(8,742)	38%

Segment earnings	91,348	42%	76,300	43%	15,048	20%
Depreciation and amortization	(15,172)	(7)%	(17,526)	(10)%	2,354	(13)%

Operating income	76,176	35%	58,774	33%	17,402	30%
Interest expense	(5,066)	(2)%	(4,907)	(3)%	(159)	3%
Interest income	3,158	1%	498	—	2,660	NM
Foreign currency transaction gains, net	1,660	1%	7,283	4%	(5,623)	(77)%
Other expense, net	(127)	—	(235)	—	108	(46)%

Income before income tax and cumulative effect of change in accounting principle, net	$75,801	35%	$61,413	34%	$14,388	23%

NM-Not Meaningful
      In accordance with accounting principles generally accepted in the United States, we translated Nextel Mexico’s results of operations using the average exchange rates for the three months ended March 31, 2005 and 2004. The average exchange rate of the Mexican peso for the three months ended March 31, 2005 depreciated against the U.S. dollar by 2% from the three months ended March 31, 2004. As a result, compared to 2004, the components of Nextel Mexico’s results of operations for 2005 after translation into U.S. dollars reflect lower increases than would have occurred if it were not for the impact of the depreciation of the peso.
1. Operating revenues
      The $39.5 million, or 23%, increase in service and other revenues from the three months ended March 31, 2004 to the three months ended March 31, 2005 is primarily a result of the following:

•	a 26% increase in the average number of digital handsets in service from the three months ended March 31, 2004 to the same period in 2005 resulting from growth in Nextel Mexico’s existing markets, as well as the expansion of service coverage in Mexico that has occurred since the first quarter of 2004; and

•	a $1.6 million increase in revenues generated from Nextel Mexico’s handset maintenance program.

2. Cost of revenues
      The $6.8 million, or 22%, increase in cost of service from the three months ended March 31, 2004 to the three months ended March 31, 2005 is largely a result of the following:

•	a $4.5 million, or 27%, increase in interconnect costs generally resulting from a 30% increase in total system minutes of use; and

•	a $2.0 million, or 61%, increase in service and repair costs largely due to increased activity under Nextel Mexico’s handset maintenance program.
      The $3.6 million, or 14%, increase in cost of digital handset and accessory sales from the three months ended March 31, 2004 to the three months ended March 31, 2005 is a result of a 14% increase in handset sales, as well as an increase in handset upgrades provided to current customers.

3.	Selling and marketing expenses
      The $5.3 million, or 22%, increase in selling and marketing expenses from the three months ended March 31, 2004 to the three months ended March 31, 2005 is principally a result of the following:

•	a $2.6 million, or 29%, increase in indirect commissions primarily resulting from a 19% increase in handset sales by Nextel Mexico’s indirect dealers, as well as an increase in indirect commissions per handset sale;

•	a $1.4 million, or 27%, increase in advertising expenses primarily related to the launch of new rate plans in 2005, international Direct Connect campaigns, which were launched in the middle of 2004, and objectives to reinforce market awareness of the Nextel brandname; and

•	a $1.0 million, or 11%, increase in direct commissions and payroll expenses, largely due to an increase in commissions incurred as a result of a 5% increase in handset sales by Nextel Mexico’s salesforce and an increase in payroll and related expenses resulting from more sales and marketing personnel.

4.	General and administrative expenses
      The $8.7 million, or 38%, increase in general and administrative expenses from the three months ended March 31, 2004 to the three months ended March 31, 2005 is primarily a result of the following:

•	a $5.9 million increase in general corporate expenses primarily resulting from an increase in payroll and related expenses caused by more general and administrative personnel and an increase in facilities and administrative expenses due to higher business insurance expenses;

•	a $1.3 million, or 17%, increase in taxes on operating revenues; and

•	a $0.9 million, or 14%, increase in customer care expenses principally resulting from an increase in payroll and related expenses related to more customer care personnel necessary to support a growing customer base.

5.	Depreciation and amortization
      The $2.4 million, or 13%, decrease in depreciation and amortization from the three months ended March 31, 2004 to the three months ended March 31, 2005 is primarily a result of a decrease in amortization due to a reversal recorded primarily in the fourth quarter of 2004 of certain valuation allowances for deferred tax assets that were created in connection with our application of fresh-start accounting and which we recorded as a reduction to the intangible assets that existed as of the date of our application of fresh-start accounting. This decrease is partially offset by an increase in depreciation resulting from an increase in Nextel Mexico’s property, plant and equipment as a result of the continued build-out of Nextel Mexico’s digital mobile network.

6.	Interest income
      The $2.7 million increase in interest income from the three months ended March 31, 2004 to the three months ended March 31, 2005 is largely a result of an increase in Mexico’s average cash balances.

7.	Foreign currency transaction gains, net
      Foreign currency transaction gains of $1.7 million for the three months ended March 31, 2005 are principally the result of the weakening of the Mexican peso compared to the U.S. dollar on Nextel Mexico’s cash held in U.S. dollars.
      Foreign currency transaction gains of $7.3 million for the three months ended March 31, 2004 are largely the result of the strengthening of the Mexican peso compared to the U.S. dollar on Nextel Mexico’s U.S. dollar-based liabilities, primarily its international equipment facility, during that period.
c. Nextel Brazil

		% of		% of
		Nextel		Nextel	Change from
		Brazil’s		Brazil’s	Previous Year
	March 31,	Operating	March 31,	Operating
	2005	Revenues	2004	Revenues	Dollars	Percent

	(dollars in thousands)
Operating revenues
Service and other revenues	$62,245	92%	$41,815	92%	$20,430	49%
Digital handset and accessory revenues	5,199	8%	3,432	8%	1,767	51%

	67,444	100%	45,247	100%	22,197	49%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(30,693)	(46)%	(18,683)	(41)%	(12,010)	64%
Cost of digital handset and accessory sales	(12,798)	(19)%	(11,044)	(25)%	(1,754)	16%

	(43,491)	(65)%	(29,727)	(66)%	(13,764)	46%
Selling and marketing expenses	(7,484)	(11)%	(6,240)	(14)%	(1,244)	20%
General and administrative expenses	(13,436)	(20)%	(6,450)	(14)%	(6,986)	108%

Segment earnings	3,033	4%	2,830	6%	203	7%
Depreciation and amortization	(5,379)	(8)%	(2,637)	(6)%	(2,742)	104%

Operating (loss) income	(2,346)	(4)%	193	—	(2,539)	NM
Interest expense	(3,094)	(5)%	(2,764)	(6)%	(330)	12%
Interest income	386	1%	740	2%	(354)	(48)%
Foreign currency transaction gains (losses), net	137	—	(36)	—	173	NM
Other expense, net	(1,734)	(2)%	(514)	(1)%	(1,220)	237%

Loss before income tax and cumulative effect of change in accounting principle, net	$(6,651)	(10)%	$(2,381)	(5)%	$(4,270)	179%

NM-Not Meaningful
      In accordance with accounting principles generally accepted in the United States, we translated Nextel Brazil’s results of operations using the average exchange rate for the three months ended March 31, 2005. The average exchange rate for the three months ended March 31, 2005 appreciated against the U.S. dollar by 9% from the three months ended March 31, 2004. As a result, the components of Nextel Brazil’s results of operations for the three months ended March 31, 2005 after translation into U.S. dollars reflect increases compared to its results of operations for the three months ended March 31, 2004.

1.	Operating revenues
      The $20.4 million, or 49%, increase in service and other revenues from the three months ended March 31, 2004 to the three months ended March 31, 2005 is primarily a result of the following:

•	a 25% increase in the average number of digital handsets in service resulting from growth in Nextel Brazil’s existing markets;

•	an increase in average revenue per handset, mostly caused by higher access revenues and an increase in revenues generated from calling-party-pays service agreements; and

•	a $2.7 million increase in revenue related to Nextel Brazil’s handset maintenance program.
      The $1.8 million, or 51%, increase in digital handset and accessory sales from the three months ended March 31, 2004 to the three months ended March 31, 2005 is largely the result of a $1.6 million, or 86%, increase in revenues generated from new handset sales, as well as a change in the mix of handsets sold and leased, which included a higher proportion of expensive models during 2005 compared to 2004 when more refurbished handsets were sold.

2.	Cost of revenues
      The $12.0 million, or 64%, increase in cost of service from the three months ended March 31, 2004 to the three months ended March 31, 2005 is primarily due to the following:

•	a $6.0 million, or 56%, increase in interconnect costs mainly resulting from a 44% increase in total minutes of use, as well as an increase in interconnect costs per minute of use as a result of an increase in the volume of minutes terminating on mobile phones, which carry a higher rate;

•	a $3.1 million increase in service and repair costs primarily as a result of increased activity under Nextel Brazil’s handset maintenance program; and

•	a $2.6 million, or 41%, increase in direct switch and transmitter and receiver site costs as a result of a 15% increase in the number of transmitter and receiver sites in service from March 31, 2004 to March 31, 2005, as well as an increase in costs per site in service.
      The $1.8 million, or 16%, increase in cost of digital handset and accessory sales from the three months ended March 31, 2004 to the three months ended March 31, 2005 is largely a result of a $2.5 million, or 40%, increase in costs incurred from new handset sales, as well as a change in the mix of handsets sold and leased, which included a higher proportion of expensive models during 2005 compared to 2004 when more refurbished handsets were sold. These increases were partially offset by a slight decrease in costs incurred from handset upgrades.
3. Selling and marketing expenses
      The $1.2 million, or 20%, increase in selling and marketing expenses from the three months ended March 31, 2004 to the three months ended March 31, 2005 is principally due to the following:

•	a $0.4 million, or 14%, increase in payroll and direct commissions largely as a result of a 37% increase in handset sales by Nextel Brazil’s internal salesforce;

•	a $0.3 million, or 27%, increase in advertising expenses due to more advertising campaigns in the first quarter of 2005 primarily as a result of increased initiatives related to brand awareness and overall subscriber growth; and

•	a $0.3 million, or 19%, increase in indirect commissions resulting from a 21% increase in handset sales by Nextel Brazil’s indirect dealers.

4.	General and administrative expenses
      The $7.0 million, or 108%, increase in general and administrative expenses from the three months ended March 31, 2004 to the three months ended March 31, 2005 is primarily a result of the following:

•	a $3.7 million increase in general corporate expenses primarily as a result of $2.5 million in tax and other contingency reversals during the first quarter of 2004 related to the expiration of the statute of limitations and the favorable resolution of other contingencies;

•	a $2.3 million increase in bad debt expense primarily related to certain municipal accounts that have suspended payments of all services; and

•	a $1.0 million, or 34%, increase in customer care expenses resulting from an increase in payroll and related expenses due to more customer care personnel necessary to support a larger customer base.

5.	Depreciation and amortization
      The $2.7 million, or 104%, increase in depreciation and amortization from the three months ended March 31, 2004 to the three months ended March 31, 2005 is primarily due to increased depreciation on Nextel Brazil’s significantly higher property, plant and equipment base as a result of the continued build-out of Nextel Brazil’s digital mobile network.

6.	Other expense, net
      The $1.2 million increase other expense, net, from the three months ended March 31, 2004 to the three months ended March 31, 2005 is primarily the result of an increase in monetary corrections on certain tax and non-tax related contingencies.

d.	Nextel Argentina

		% of		% of
		Nextel		Nextel	Change from
		Argentina’s		Argentina’s	Previous Year
	March 31,	Operating	March 31,	Operating
	2005	Revenues	2004	Revenues	Dollars	Percent

	(dollars in thousands)
Operating revenues
Service and other revenues	$53,850	92%	$37,181	91%	$16,669	45%
Digital handset and accessory revenues	4,608	8%	3,495	9%	1,113	32%

	58,458	100%	40,676	100%	17,782	44%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(19,362)	(33)%	(13,915)	(34)%	(5,447)	39%
Cost of digital handset and accessory sales	(8,600)	(15)%	(7,140)	(18)%	(1,460)	20%

	(27,962)	(48)%	(21,055)	(52)%	(6,907)	33%
Selling and marketing expenses	(4,386)	(7)%	(3,180)	(8)%	(1,206)	38%
General and administrative expenses	(10,341)	(18)%	(7,279)	(18)%	(3,062)	42%

Segment earnings	15,769	27%	9,162	22%	6,607	72%
Depreciation and amortization	(3,368)	(6)%	(2,517)	(6)%	(851)	34%

Operating income	12,401	21%	6,645	16%	5,756	87%
Interest expense	(589)	(1)%	(1)	—	(588)	NM
Interest income	95	—	101	—	(6)	(6)%
Foreign currency transaction gains (losses), net	87	—	(566)	(1)%	653	(115)%
Other income, net	10	—	—	—	10	NM

Income before income tax and cumulative effect of change in accounting principle, net	$12,004	20%	$6,179	15%	$5,825	94%

NM-Not Meaningful
      In accordance with accounting principles generally accepted in the United States, we translated Nextel Argentina’s results of operations using the average exchange rates for the three months ended March 31, 2005 and 2004. The average exchange rate of the Argentine peso for the three months ended March 31, 2005 depreciated against the U.S. dollar by 1% from the same period in 2004. As a result, compared to 2004, the components of Nextel Argentina’s results of operations for 2005 after translation into U.S. dollars reflect lower increases than would have occurred if it were not for the impact of the depreciation of the peso.

1. Operating revenues
      The $16.7 million, or 45%, increase in service and other revenues from the three months ended March 31, 2004 to the three months ended March 31, 2005 is primarily a result of the following:

•	a 36% increase in the average number of digital handsets in service due to growth in Nextel Argentina’s existing markets;

•	an increase in average revenue per handset, mostly caused by higher access revenues and an increase in revenues generated from calling-party-pays agreements; and

•	a $2.1 million increase in handset maintenance program revenues.
      The $1.1 million, or 32%, increase in digital handset and accessory sales from the three months ended March 31, 2004 to the three months ended March 31, 2005 is largely a result of a $0.8 million increase in handset upgrade revenues due to a change in the mix of handsets upgraded, which included a significantly larger proportion of expensive models during the first quarter of 2005 compared to the first quarter of 2004 when more lower cost refurbished models were sold and leased in Argentina, as well as a $0.3 million, or 10%, increase in handset sales revenue due to an 18% increase in new handset sales.
2. Cost of revenues
      The $5.4 million, or 39%, increase in cost of service from the three months ended March 31, 2004 to the three months ended March 31, 2005 is primarily a result of the following:

•	a $3.2 million, or 47%, increase in interconnect costs, largely as a result of a 44% increase in total system minutes of use;

•	a $1.4 million, or 44%, increase in site and switch costs resulting from a 13% increase in the number of cell sites on-air from March 31, 2004 to March 31, 2005 and an increase in contingencies related to site taxes levied by municipalities; and

•	a $0.8 million, or 24%, increase in service and repair costs primarily resulting from increased activity associated with Nextel Argentina’s handset maintenance program.
      The $1.5 million, or 20%, increase in cost of digital handset and accessory sales is largely a result of a $1.5 million increase in costs related to handset upgrades due to a change in the mix of handsets upgraded, which included a significantly larger proportion of expensive models during the first quarter of 2005 compared to the first quarter of 2004 when more lower cost refurbished models were sold and leased in Argentina.
3. Selling and marketing expenses
      The $1.2 million, or 38%, increase in selling and marketing expenses from the three months ended March 31, 2004 to the three months ended March 31, 2005 is largely a result of the following:

•	a $0.6 million, or 162%, increase in advertising expenses due to an increase in promotions primarily relating to radio and newspaper advertisements;

•	a $0.4 million, or 35%, increase in indirect commissions primarily due to a 29% increase in handset sales obtained through indirect channels; and

•	a $0.2 million, or 15%, increase in other sales costs largely due to an increase in direct commissions resulting from a 9% increase in handset sales obtained through direct channels.
4. General and administrative expenses
      The $3.1 million, or 42%, increase in general and administrative expenses from the three months ended March 31, 2004 to the three months ended March 31, 2005 is primarily due to the following:

•	a $1.8 million, or 37% increase in general corporate expenses due to an increase in certain revenue-based taxes in Argentina;

•	a $0.5 million increase in bad debt expense mainly due to an increase in calling-party-pays receivables; and

•	a $0.5 million, or 35%, increase in customer care and billings operations expenses primarily as the result of an increase in average customer care and billing operations headcount caused by the need to support a growing customer base.
5. Depreciation and amortization
      Depreciation increased by $0.6 million, or 23%, from the first quarter of 2004 to the first quarter of 2005 due to an increase in gross property, plant and equipment as a result of the continued build-out of Nextel Argentina’s digital mobile network. Amortization increased $0.3 million due to the acquisition of licenses from Radio Movil Digital Argentina S.A. in the fourth quarter of 2004.
6. Foreign currency transaction gains (losses), net
      Foreign currency transaction losses of $0.6 million for the first quarter of 2004 are primarily due to the strengthening of the Argentine peso compared to the U.S. dollar on Nextel Argentina’s U.S. dollar-denominated assets. The peso was relatively stable during the first quarter of 2005; thus foreign currency gains and losses during this quarter were minimal.
e. Nextel Peru

		% of		% of
		Nextel		Nextel	Change from
		Peru’s		Peru’s	Previous Year
	March 31,	Operating	March 31,	Operating
	2005	Revenues	2004	Revenues	Dollars	Percent

	(dollars in thousands)
Operating revenues
Service and other revenues	$24,934	96%	$22,443	98%	$2,491	11%
Digital handset and accessory revenues	1,078	4%	525	2%	553	105%

	26,012	100%	22,968	100%	3,044	13%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(8,673)	(33)%	(8,748)	(38)%	75	(1)%
Cost of digital handset and accessory sales	(4,166)	(16)%	(4,022)	(18)%	(144)	4%

	(12,839)	(49)%	(12,770)	(56)%	(69)	1%
Selling and marketing expenses	(2,833)	(11)%	(2,650)	(11)%	(183)	7%
General and administrative expenses	(4,995)	(19)%	(4,034)	(18)%	(961)	24%

Segment earnings	5,345	21%	3,514	15%	1,831	52%
Depreciation and amortization	(1,909)	(8)%	(1,173)	(5)%	(736)	63%

Operating income	3,436	13%	2,341	10%	1,095	47%
Interest expense	(35)	—	(85)	—	50	(59)%
Interest income	123	1%	40	—	83	208%
Foreign currency transaction gains, net	37	—	6	—	31	NM
Other expense, net	(9)	—	(99)	—	90	(91)%

Income before income tax and cumulative effect of change in accounting principle, net	$3,552	14%	$2,203	10%	$1,349	61%

NM-Not Meaningful

      Because the U.S. dollar is the functional currency in Peru, Nextel Peru’s results of operations are not significantly impacted by the changes in the U.S. dollar to Peruvian sol exchange rate.
1. Operating revenues
      The $2.5 million, or 11%, increase in service and other revenues from the three months ended March 31, 2004 to the three months ended March 31, 2005 is primarily due to a 27% increase in the average number of digital handsets in service, partially offset by a decrease in average revenue per handset mainly resulting from increased competition.
      The $0.6 million, or 105%, increase in digital handset and accessory sales is primarily the result of a $0.6 million increase in handset sales revenue due to a 39% increase in new handset sales and additional revenues generated from the implementation of a rental program that recycles used handsets.
2. General and administrative expenses
      The $1.0 million, or 24%, increase in general and administrative expenses from the three months ended March 31, 2004 to the three months ended March 31, 2005 is primarily due to a $0.7 million, or 49%, increase in general corporate costs largely due to an increase in general and administrative personnel and various taxes paid to regulatory agencies. The remaining increase is due to an increase in customer care personnel necessary to support a larger customer base.
3. Depreciation and amortization
      The $0.7 million, or 63%, increase in depreciation and amortization from the three months ended March 31, 2004 to the three months ended March 31, 2005 is primarily due to increased depreciation resulting from a significant increase in Nextel Peru’s property, plant and equipment as a result of the continued build-out of Nextel Peru’s digital mobile network.

f. Corporate and other

		% of		% of
		Corporate		Corporate	Change from
		and other		and other	Previous Year
	March 31,	Operating	March 31,	Operating
	2005	Revenues	2004	Revenue	Dollars	Percent

	(dollars in thousands)
Operating revenues
Service and other revenues	$424	100%	$412	100%	$12	3%
Digital handset and accessory revenues	—	—	—	—	—	—

	424	100%	412	100%	12	3%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(570)	(134)%	(406)	(99)%	(164)	40%
Cost of digital handset and accessory sales	—	—	—	—	—	—

	(570)	(134)%	(406)	(99)%	(164)	40%
Selling and marketing expenses	(1,029)	(243)%	(1,117)	(271)%	88	(8)%
General and administrative expenses	(14,016)	NM	(9,458)	NM	(4,558)	48%

Segment losses	(15,191)	NM	(10,569)	NM	(4,622)	44%
Depreciation and amortization	(367)	(87)%	(217)	(53)%	(150)	69%

Operating loss	(15,558)	NM	(10,786)	NM	(4,772)	44%
Interest expense	(4,056)	NM	(8,258)	NM	4,202	(51)%
Interest income	778	183%	858	208%	(80)	(9)%
Loss on early extinguishment of debt, net	—	—	(79,327)	NM	79,327	(100)%
Foreign currency transaction losses, net	(7)	(2)%	(5)	(1)%	(2)	40%
Other expense, net	(142)	(33)%	(132)	(32)%	(10)	8%

Loss before income tax and cumulative effect of change in accounting principle, net	$(18,985)	NM	$(97,650)	NM	$78,665	(81)%

NM-Not Meaningful
      Corporate and other operating revenues and cost of revenues primarily represent the results of analog operations reported by Nextel Chile.
1. General and administrative expenses
      The $4.6 million, or 48%, increase in general and administrative expenses from the three months ended March 31, 2004 to the three months ended March 31, 2005 is primarily due to an increase in corporate payroll and related expenses, an increase in outside service costs specifically for audit, tax, Sarbanes-Oxley, restatement and consulting activities and stock compensation expense of $1.2 million for restricted stock that we recognized during the three months ended March 31, 2005.

2. Interest expense
      The $4.2 million, or 51%, decrease in interest expense from the three months ended March 31, 2004 to the three months ended March 31, 2005 is primarily due to the following:

•	the elimination of interest incurred on our 13.0% senior secured discount notes in connection with the retirement of substantially all of these notes in the first quarter of 2004; and

•	the elimination of interest related to our international equipment facility which was extinguished in 2004.
3. Loss on early extinguishment of debt, net
      The $79.3 million net loss on early extinguishment of debt for the three months ended March 31, 2004 represents a loss we incurred in connection with the retirement of substantially all of our 13.0% senior secured discount notes through a cash tender offer in March 2004.
Liquidity and Capital Resources
      We had a working capital surplus of $255.0 million as of March 31, 2005 and $263.3 million as of December 31, 2004. The decrease in our working capital is largely the result of using cash balances to invest in our network and purchase spectrum licenses.
      We recognized net income of $45.0 million for the three months ended March 31, 2005. We recognized a net loss of $51.8 million for the three months ended March 31, 2004 primarily due to the recognition of a $79.3 million loss on the early extinguishment of our senior secured discount notes. During 2004 and the first quarter of 2005, our operating revenues have generally more than offset our operating expenses, excluding depreciation and amortization, and cash capital expenditures. While we expect this trend to continue, if business conditions, timing of capital expenditures or expansion plans change, we may not be able to maintain this trend. See “Future Capital Needs and Resources” for a discussion of our future outlook and anticipated sources and uses of funds for the remainder of 2005.
      Cash Flows. Our operating activities provided us with $47.2 million of net cash during the three months ended March 31, 2005 and $50.7 million of net cash during the three months ended March 31, 2004. The $3.5 million decrease in generation of cash is primarily due to the pay-down of current liabilities during the first quarter of 2005.
      We used $59.1 million of net cash in our investing activities during the three months ended March 31, 2005 compared to $83.3 million during the three months ended March 31, 2004. The $24.2 million decrease in cash used in our investing activities is primarily due to $26.4 million in proceeds from the maturity of short-term investments we received during the first quarter of 2005 compared to $25.8 million in cash we used to purchase short-term investments during the first quarter of 2004, partially offset by a $19.9 million increase in cash capital expenditures.
      Our financing activities provided us with $0.2 million of net cash during the three months ended March 31, 2005 compared to $8.5 million during the three months ended March 31, 2004. The $8.3 million decrease is primarily due to the following activities which occurred during the first quarter of 2004:

•	$300.0 million in gross proceeds that we raised in connection with the issuance of our 2.875% convertible notes;
      partially offset by:

•	$211.2 million in cash that we used to retire our 13.0% senior secured discount notes in connection with our tender offer;

•	$72.5 million in cash that we used to repay a portion of our international credit facility with Motorola; and

•	$8.4 million in cash that we used to pay debt financing costs in connection with the issuance of our 2.875% convertible notes.
Future Capital Needs and Resources
      Capital Resources. Our ongoing capital resources depend on a variety of factors, including our existing cash balance, cash flows generated by our operating companies and external financial sources that may be available. As of March 31, 2005, our capital resources included $334.5 million of cash and available short-term investments. Our ability to generate sufficient net cash from our operating activities is dependent upon, among other things:

•	the amount of revenue we are able to generate and collect from our customers;

•	the amount of operating expenses required to provide our services;

•	the cost of acquiring and retaining customers, including the subsidies we incur to provide handsets to both our new and existing customers;

•	our ability to continue to grow our customer base; and

•	fluctuations in foreign exchange rates.
      In October 2004, we closed on a $250.0 million, five year syndicated loan facility in Mexico. The facility can be drawn down, under certain conditions, within 180 days from the date of closing. Of the total amount of the facility, $129.0 million is denominated in U.S. dollars, with a floating interest rate based on LIBOR, $31.0 million is denominated in Mexican pesos, with a floating interest rate based on the Mexican reference rate TIIE, and $90.0 million is denominated in Mexican pesos, at an interest rate fixed at the time of funding. We intend to hedge the currency and interest rate risks so that the facility is an effective fixed rate Mexican peso credit facility. In April 2005, we amended the credit agreement for the syndicated loan facility to extend the availability period until May 31, 2005. As of March 31, 2005, we had not drawn on this loan.
      Under an existing agreement with American Tower Corporation, during the first quarter of 2005 we received $0.3 million from tower sale-leaseback transactions in Mexico and Brazil. In addition, Nextel Brazil has a facility in place under which it can finance handset purchases. Borrowings under this facility have 180 day maturities and interest is prepaid in U.S. dollars at variable market rates. As of March 31, 2005, there were no amounts outstanding under the Nextel Brazil handset credit facility.
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
      Capital Expenditures. Our capital expenditures, including capitalized interest, were $73.0 million for the three months ended March 31, 2005 compared to $44.1 million for the three months ended March 31, 2004 mostly as a result of the continued build-out of our digital mobile network during the first quarter of 2005. In the future, we expect to finance our capital spending using the most effective combination of cash from operations, cash on hand, cash from tower-sale leaseback transactions, cash available to us under our syndicated loan facility in Mexico and any other external financing that becomes available. Our capital spending is driven by several factors, including:

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
      Our future capital expenditures will be significantly affected by future technology improvements and technology choices. In October 2001, Motorola and Nextel Communications announced an anticipated significant technology upgrade to the iDEN digital mobile network, the 6:1 voice coder software upgrade. Beginning in 2004, we started selling handsets that can operate on the new 6:1 voice coder. We expect that this software upgrade will significantly increase our voice capacity for interconnect calls and leverage our existing investment in infrastructure. We do not expect to realize the benefits from the operation of the 6:1 voice coder until after 2005. If there are substantial delays in realizing the benefits of the 6:1 voice coder, we could be required to invest additional capital in our infrastructure to satisfy our network capacity needs. See “Forward Looking Statements.”
      Future Outlook. We believe that our current business plan, which contemplates significant expansions in Mexico and some expansions in Brazil, will not require any additional external funding, other than the cash available to us under our syndicated loan facility in Mexico, and that we will be able to operate and grow our business while servicing our debt obligations. Our revenues are primarily denominated in foreign currencies. We expect that if current foreign currency exchange rates do not significantly adversely change, we will continue to generate net income for the foreseeable future. See “Forward Looking Statements.”
      In making our assessments of a fully funded business plan and net income, we have considered:

•	cash, cash equivalents and short-term investments on hand and available to fund our operations as of March 31, 2005 of $334.5 million;

•	expected cash flows from operations;

•	the availability of funding under the syndicated loan facility in Mexico;

•	the anticipated level of capital expenditures;

•	the anticipated level of spectrum acquisitions;

•	our scheduled debt service; and

•	cash taxes.
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
Effect of New Accounting Standards
      In December 2004, the FASB issued its final standard on accounting for share-based payments (SBP), Statement No. 123R, “Share-Based Payment — An Amendment of FASB Statements No. 123 and 95,” or SFAS 123R, that requires companies to expense the value of employee stock options and similar awards. In April 2005, the SEC approved a new rule that delays the effective date of SFAS 123R, giving companies more time to develop their implementation strategies. Under the SEC’s rule, SFAS 123R is now effective for public companies for annual periods that begin after June 15, 2005 and applies to all outstanding and unvested SBP awards at a company’s adoption date. The provisions of SFAS 123R are effective for our financial statements issued subsequent to January 1, 2006. The adoption of SFAS 123R will require us to treat the fair value of SBP awards that are within its scope as compensation expense in the income statement beginning on the date that we grant the awards to employees. We are currently evaluating which methodology we will utilize and have not yet determined the impact to our financial statements.
      In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29,” or SFAS 153, to produce financial reporting that more accurately represents the economics of nonmonetary exchange transactions. APB 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS 153 to have a material impact on our financial statements.

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
      We only use derivative instruments for non-trading purposes. In November 2004, Nextel Mexico also entered into a hedge agreement to reduce its foreign currency transaction risk associated with a portion of its U.S. dollar forecasted capital expenditures and handset purchases. This risk is hedged by forecasting Nextel Mexico’s capital expenditures and handset purchases for a 12-month period that began in January 2005. Under this agreement, Nextel Mexico purchased a U.S. dollar call option and sold a call option on the Mexican peso.
      Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. As of March 31, 2005, substantially all of our borrowings were fixed-rate long-term debt obligations.
      The table below presents principal amounts, related interest rates by year of maturity and aggregate amounts as of March 31, 2005 for our fixed rate debt obligations, including our 3.5% convertible notes, our 2.875% convertible notes and our tower financing obligations, as well as the notional amounts of our purchased call option and written put option. We determined the fair values included in this section based on:

•	quoted market prices for our convertible notes;

•	carrying values for our tower financing obligations as interest rates were set recently when we entered into these transactions; and

•	market values as determined by an independent third party investment banking firm for our purchased call option and written put option.
      The changes in the fair values of our debt compared to their fair values as of December 31, 2004 reflect changes in applicable market conditions. All of the information in the table is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows associated with our long-term debt are denominated in U.S. dollars (US$), Mexican pesos (MP) and Brazilian reais (BR).

	Year of Maturity						March 31, 2005		December 31, 2004

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value	Total	Fair Value

	(dollars in thousands)
Long-Term Debt:
Fixed Rate (US$)	$—	$—	$—	$—	$40	$480,000	$480,040	$776,764	$480,040	$713,164
Average Interest Rate	—	—	—	—	13.0%	3.1%	3.1%		3.1%
Fixed Rate (MP)	$1,746	$2,065	$2,444	$2,895	$3,431	$64,802	$77,383	$77,383	$77,978	$77,978
Average Interest Rate	17.7%	17.7%	17.7%	17.7%	17.7%	17.7%	17.7%		17.7%
Fixed Rate (BR)	$279	$371	$495	$661	$884	$37,595	$40,285	$40,285	$40,224	$40,224
Average Interest Rate	28.2%	28.2%	28.2%	28.2%	28.2%	28.2%	28.2%		28.2%
Forecasted Hedge Agreement:
Purchased call option	$10,000	$—	$—	$—	$—	$—	$10,000	$959	$10,000	$2,135
Written put option	$10,000	$—	$—	$—	$—	$—	$10,000	$952	$10,000	$1,967

Item 4.	Controls and Procedures.
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
      As of the end of the period covered in this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and in our operating companies, including our chief executive officer and chief financial officer. This evaluation included the identification of items described in management’s report on internal control over financial reporting included in Item 9A of our 2004 annual report on Form 10-K. Based on and as of the date of such evaluation, these officers concluded that our disclosure controls and procedures were not effective for the reasons described in the following paragraphs.
      In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in our quarterly report on this Form 10-Q for the three months ended March 31, 2005 fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
      Changes in our internal control over financial reporting for the period ended March 31, 2005 as described below are related to those action plans that management has initiated to remediate the material weaknesses as reported in Item 9A of our 2004 annual report on Form 10-K. However, these action plans are still being deployed and/or have not been in place for sufficient time to consider the deficiencies corrected as per Public Company Accounting Oversight Board rules; thus, management considers that the material weaknesses continue to exist as described below. No other changes have been identified that would have affected, or are reasonably likely to materially affect, our internal control over financial reporting.
      During our 2004 year-end testing and evaluation of internal controls in compliance with the Sarbanes-Oxley Act of 2002, as reported in Item 9A of our 2004 annual report on Form 10-K, we identified the following material weaknesses in our internal control over our financial reporting that continue to exist as of March 31, 2005:

Account Reconciliations
      We did not maintain effective controls over reconciliations for accounts receivable, accounts payable and accrued expense balances at our Mexican subsidiary. Specifically, our internal accounting personnel in Mexico did not have adequate policies and procedures in place with respect to the reconciliation process nor did they have sufficient skills and experience to properly prepare the reconciliations. Additionally, there was a lack of review to ensure that monthly reconciliation procedures were performed accurately and on a timely basis. This control deficiency could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this condition constitutes a material weakness.

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
Remediation of Material Weaknesses
      We implemented the following remediation steps to address the material weaknesses discussed above:

Account Reconciliations
      With respect to the bookkeeping errors at our Mexican subsidiary, we have taken or are taking the following corrective actions:

•	personnel changes, including the termination of the controller responsible for the unreconciled accounts and the hiring a new controller and chief financial officer at our Mexican subsidiary;

•	the implementation of additional procedures surrounding the account reconciliation policies and procedures, including specific procedures for the approval of manual journal entries in our operating companies and procedures related to the monitoring by us of key control procedures in our operating companies;

•	revisions to system controls surrounding general ledger posting restrictions and enhancement of related monitoring activities; and

•	the provision of specific guidance regarding procedures that must be completed by our operating companies’ executives before signing the certifications related to Section 302 of Sarbanes-Oxley.
      While we have made improvements to strengthen internal controls in this area, we will periodically evaluate and test the effectiveness of our remediation efforts to determine if the material weakness has been eliminated.

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
      While we have made improvements to strengthen internal controls in this area, we will periodically evaluate and test the effectiveness of our remediation efforts to determine if the material weakness has been eliminated.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
      We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.
      For information on our various loss contingencies, see Note 5 to our condensed consolidated financial statements above.

Item 6.	Exhibits.

Exhibit
Number	Exhibit Description

10.1	Amendment No. 1 to the Credit Agreement, dated as of April 22, 2005, among Communicaciones Nextel de Mexico, S.A. de C.V., the banks, financial institutions and other institutional lenders that are parties to the Credit Agreement dated as of October 27, 2004 entered into by such parties and Citibank, N.A. (filed herewith).
12.1	Ratio of Earnings to Fixed Charges (filed herewith).
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a) (filed herewith).
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a) (filed herewith).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith).
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith).

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Daniel E. Freiman

Daniel E. Freiman
Vice President and Controller
Date: May 9, 2005

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.1	Amendment No. 1 to the Credit Agreement, dated as of April 22, 2005, among Communicaciones Nextel de Mexico, S.A. de C.V., the banks, financial institutions and other institutional lenders that are parties to the Credit Agreement dated as of October 27, 2004 entered into by such parties and Citibank, N.A. (filed herewith).
12.1	Ratio of Earnings to Fixed Charges (filed herewith).
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a) (filed herewith).
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a) (filed herewith).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith).
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith).