Form 10-Q
period 2005-06-30
NII HOLDINGS INC
filed 2005-08-08
CIK 1037016

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on August 1, 2005

Common Stock, $0.001 par value per share	75,529,382

NII HOLDINGS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION.

Item 1.	Financial Statements
NII HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
Unaudited

	June 30,	December 31,
	2005	2004

ASSETS
Current assets
Cash and cash equivalents	$544,944	$330,984
Short-term investments	10,902	38,401
Accounts receivable, less allowance for doubtful accounts of $11,281 and $8,145	183,757	160,727
Handset and accessory inventory, net	46,339	32,034
Deferred income taxes, net	9,216	17,268
Prepaid expenses and other	53,195	50,418

Total current assets	848,353	629,832
Property, plant and equipment, net of accumulated depreciation of $208,096 and $145,976	731,733	558,247
Intangible assets, net	76,634	67,956
Deferred income taxes, net	201,334	154,757
Other assets	97,822	80,488

Total assets	$1,955,876	$1,491,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$60,872	$87,406
Accrued expenses and other	265,688	227,933
Deferred revenues	49,008	44,993
Accrued interest	6,525	5,479
Due to related party	327	796
Current portion of long-term debt	12,465	2,823

Total current liabilities	394,885	369,430
Long-term debt	768,850	600,686
Deferred revenues (related party)	40,925	42,528
Other long-term liabilities	103,202	56,689

Total liabilities	1,307,862	1,069,333

Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, 75,526 shares issued and outstanding — 2005, 69,831 shares issued and outstanding — 2004	76	70
Paid-in capital	440,671	317,053
Retained earnings	236,817	161,267
Deferred compensation	(9,928)	(12,644)
Accumulated other comprehensive loss	(19,622)	(43,799)

Total stockholders’ equity	648,014	421,947

Total liabilities and stockholders’ equity	$1,955,876	$1,491,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
Unaudited

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Operating revenues
Service and other revenues	$745,508	$563,356	$391,313	$288,251
Digital handset and accessory revenues	35,355	28,231	19,343	15,645

	780,863	591,587	410,656	303,896

Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	194,338	149,552	97,877	77,398
Cost of digital handsets and accessories	110,561	98,452	56,311	51,182
Selling, general and administrative	257,148	180,658	137,956	93,628
Depreciation	53,081	40,602	28,326	20,576
Amortization	2,787	7,337	1,445	3,399

	617,915	476,601	321,915	246,183

Operating income	162,948	114,986	88,741	57,713

Other income (expense)
Interest expense, net	(26,164)	(26,893)	(13,340)	(10,884)
Interest income	10,113	5,414	5,589	3,183
Debt conversion expense	(8,930)	—	(8,930)	—
Loss on early extinguishment of debt, net	—	(79,327)	—	—
Foreign currency transaction gains, net	2,067	8,233	153	1,551
Other (expense) income, net	(3,670)	1,753	(1,668)	2,733

	(26,584)	(90,820)	(18,196)	(3,417)

Income before income tax provision and cumulative effect of change in accounting principle	136,364	24,166	70,545	54,296
Income tax provision	(60,814)	(47,145)	(40,033)	(24,529)

Income (loss) before cumulative effect of change in accounting principle	75,550	(22,979)	30,512	29,767
Cumulative effect of change in accounting principle, net of income taxes of $11,898 and $0 in 2004	—	970	—	—

Net income (loss)	$75,550	$(22,009)	$30,512	$29,767

Income (loss) before cumulative effect of change in accounting principle, per common share, basic	$1.07	$(0.33)	$0.43	$0.43
Cumulative effect of change in accounting principle, per common share, basic	—	0.01	—	—

Net income (loss) per common share, basic (Note 1)	$1.07	$(0.32)	$0.43	$0.43

Income (loss) before cumulative effect of change in accounting principle, per common share, diluted	$0.96	$(0.33)	$0.40	$0.40
Cumulative effect of change in accounting principle, per common share, diluted	—	0.01	—	—

Net income (loss) per common share, diluted (Note 1)	$0.96	$(0.32)	$0.40	$0.40

Weighted average number of common shares outstanding, basic	70,621	69,396	71,402	69,643

Weighted average number of common shares outstanding, diluted	86,012	69,396	86,178	84,765

Comprehensive income (loss), net of income tax
Foreign currency translation adjustment	$25,746	$(6,030)	$33,180	$(12,032)
Unrealized losses on derivatives, net of $507 and $380 of reclassification adjustments included in net income in 2005	(1,569)	—	(1,414)	—

Other comprehensive income (loss)	24,177	(6,030)	31,766	(12,032)
Net income (loss)	75,550	(22,009)	30,512	29,767

	$99,727	$(28,039)	$62,278	$17,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2005 and 2004
(in thousands)
Unaudited

						Accumulated
	Common Stock					Other
			Paid-in	Retained	Deferred	Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Loss	Total

Balance, January 1, 2005	69,831	$70	$317,053	$161,267	$(12,644)	$(43,799)	$421,947
Net income	—	—	—	75,550	—	—	75,550
Other comprehensive income	—	—	—	—	—	24,177	24,177
Reversal of deferred tax asset valuation allowance	—	—	6,135	—	—	—	6,135
Conversion of 3.5% convertible notes to common stock	3,318	3	88,475	—	—	—	88,478
Reversal of deferred financing costs on debt conversion	—	—	(1,974)	—	—	—	(1,974)
Amortization of restricted stock expense	—	—	—	—	2,716	—	2,716
Tax benefit on exercise of stock options	—	—	12,806	—	—	—	12,806
Exercise of stock options	2,377	3	18,176	—	—	—	18,179

Balance, June 30, 2005	75,526	$76	$440,671	$236,817	$(9,928)	$(19,622)	$648,014

						Accumulated
	Common Stock					Other
			Paid-in	Retained	Deferred	Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Loss	Total

Balance, January 1, 2004	68,883	$69	$164,705	$103,978	$—	$(50,982)	$217,770
Net loss	—	—	—	(22,009)	—	—	(22,009)
Other comprehensive loss	—	—	—	—	—	(6,030)	(6,030)
Issuance of restricted stock	—	—	16,295	—	(16,295)	—	—
Amortization of restricted stock expense	—	—	—	—	935	—	935
Stock option expense	—	—	213	—	—	—	213
Exercise of stock options	792	1	869	—	—	—	870

Balance, June 30, 2004	69,675	$70	$182,082	$81,969	$(15,360)	$(57,012)	$191,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005 and 2004
(in thousands)
Unaudited

	2005	2004

Cash flows from operating activities
Net income (loss) before cumulative effect of change in accounting principle	$75,550	$(22,979)
Adjustments to reconcile net income (loss) before cumulative effect of change in accounting principle to net cash provided by operating activities:
Loss on early extinguishment of debt, net	—	79,327
Amortization of debt financing costs and accretion of senior discount notes	1,158	5,917
Depreciation and amortization	55,868	47,939
Provision for losses on accounts receivable	9,444	2,425
Provision for losses on inventory	2,882	1,424
Foreign currency transaction gains, net	(2,067)	(8,233)
Deferred income tax provision	29,761	16,542
Loss on disposal of property, plant and equipment	60	267
Non-cash stock compensation	2,716	1,147
Other, net	(291)	1,042
Change in assets and liabilities:
Accounts receivable, gross	(32,081)	(13,894)
Handset and accessory inventory, gross	(18,352)	(15,696)
Prepaid expenses and other	(675)	(3,857)
Other long-term assets	(20,968)	(9,745)
Accounts payable, accrued expenses and other	(4,839)	(13,093)
Current deferred revenue	4,015	1,881
Due to related parties	(468)	9,772
Other long-term liabilities	1,643	(1,245)

Net cash provided by operating activities	103,356	78,941

Cash flows from investing activities
Capital expenditures	(169,335)	(101,700)
Proceeds from maturities of short-term investments	34,638	7,972
Purchases of short-term investments	(6,855)	(34,716)
Payments for acquisitions, purchases of licenses and other	(22,525)	(2,571)
Payments related to derivative instruments	(958)	—

Net cash used in investing activities	(165,035)	(131,015)

Cash flows from financing activities
Proceeds from stock option exercises	18,179	870
Transfers from restricted cash	378	—
Repayments under capital leases	(95)	(905)
Gross proceeds from towers financing transactions	642	3,655
Repayments under tower financing transactions	(949)	—
Gross proceeds from issuance of convertible notes	—	300,000
Repayments under senior secured discount notes	—	(211,212)
Borrowings under syndicated loan facility	250,000	—
Payment of debt financing costs	(756)	(8,538)
Repayments under long-term credit facilities and other	—	(72,507)

Net cash provided by financing activities	267,399	11,363

Cumulative effect of change in accounting principle, net	—	7,962
Effect of exchange rate changes on cash and cash equivalents	8,240	321

Net increase (decrease) in cash and cash equivalents	213,960	(32,428)
Cash and cash equivalents, beginning of period	330,984	405,406

Cash and cash equivalents, end of period	$544,944	$372,978

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
      You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2004 and our quarterly report on Form 10-Q for the quarter ended March 31, 2005. You should not expect results of operations of interim periods to be an indication of the results for a full year.
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
      Effective January 1, 2004, we eliminated our one-month lag reporting policy on October 1, 2004 and report consolidated results using a consistent calendar year reporting period for the entire company. Therefore, our consolidated results for the six and three months ended June 30, 2005 and 2004 are presented on a calendar basis.
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
      Out-of-Period Adjustments. During the first half of 2005, we identified errors in our financial statements for the year ended December 31, 2004 related to the accounting for the deferred tax asset valuation allowance for our operating company in Argentina, an error in the accounting for an insurance claim and bookkeeping errors in the accounting for certain accrued expenses and accounts receivable in our operating company in Mexico. To correct the errors in our operating company in Mexico, we recorded a $3.2 million and $1.8 million increase to our operating expenses for the six and three month periods ended June 30, 2005, respectively, and we recorded a reduction to our income tax provision of $3.1 million in the six months period ended June 30, 2005 to correct the deferred tax asset valuation allowance in Argentina. Operating income was reduced by $3.2 million and $1.8 million in the six and three month periods ended June 30, 2005, respectively, while net income increased by $0.9 million in the six month period ended June 30, 2005 and decreased by $1.2 million in the three month period ended June 30, 2005 related to the correction of these errors. We do not believe that the adjustments are material to the results of the six and three month periods ended June 30, 2005, our projected results for the current year or to any prior years’ earnings, earnings trends or financial statement line items. As a result, we have not adjusted any prior period amounts.

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
      Accumulated Other Comprehensive Loss. The components of our accumulated other comprehensive loss, net of taxes, are as follows:

	June 30,	December 31,
	2005	2004

	(in thousands)
Cumulative foreign currency translation adjustment	$(16,232)	$(41,978)
Unrealized losses on derivatives	(3,390)	(1,821)

	$(19,622)	$(43,799)

     Supplemental Cash Flow Information.

	Six Months Ended
	June 30,

	2005	2004

	(in thousands)
Capital expenditures
Cash paid for capital expenditures, including capitalized interest	$169,335	$101,700
Changes in capital expenditures accrued and unpaid or financed	23,157	(8,948)

	$192,492	$92,752

Interest costs
Interest expense	$26,164	$26,893
Interest capitalized	3,164	1,123

	$29,328	$28,016

Cash paid for interest, net of amounts capitalized	$16,899	$45,571

Cash paid for income taxes	$42,717	$29,505

      For the six months ended June 30, 2005 and 2004, we had $6.4 million and $0.8 million in non-cash investing and financing activities related to capital lease obligations for co-location on communication towers owned by other parties.
      During the six months ended June 30, 2005, we paid $1.2 million for licenses acquired in Brazil using restricted cash.
      Net Income (Loss) Per Common Share, Basic and Diluted. Basic net income (loss) per common share includes no dilution and is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution of securities that could participate in our earnings. As presented for the six and three months ended June 30, 2005, our calculation of diluted net income per share includes common shares resulting from shares issuable upon the potential exercise of stock options under stock-based employee compensation plans and our restricted stock, as well as common shares resulting from the potential conversion of our 3.5% convertible notes and our 2.875% convertible notes.
      As presented for the six months ended June 30, 2004, our diluted net loss per share is based on the weighted average number of common shares outstanding during the period and does not include other potential common shares, including shares issuable upon exercise of stock options and potential conversion of our 3.5% convertible notes and our 2.875% convertible notes, since their effect would have been antidilutive to our net loss. As presented for the three months ended June 30, 2004, our calculation of diluted net income per

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
share includes common shares resulting from shares issuable upon the potential exercise of stock options under stock-based employee compensation plans and our restricted stock, as well as common shares resulting from the potential conversion of our 3.5% convertible notes and our 2.875% convertible notes.
      The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our consolidated statements of operations and comprehensive income (loss) for the six and three months ended June 30, 2005 and for the three months ended June 30, 2004:

	Six Months Ended June 30, 2005

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

	(in thousands, except per share data)
Basic net income per share:
Net income	$75,550	70,621	$1.07

Effect of dilutive securities:
Stock options	—	3,020
Restricted stock	—	252
3.5% convertible notes	3,026	6,484
2.875% convertible notes	4,312	5,635

Diluted net income per share:
Net income	$82,888	86,012	$0.96

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004

	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(in thousands, except per share data)
Basic net income per share:
Net income	$30,512	71,402	$0.43	$29,767	69,643	$0.43

Effect of dilutive securities:
Stock options	—	2,665		—	2,737
Restricted stock	—	255		—	—
3.5% convertible notes	1,451	6,221		1,575	6,750
2.875% convertible notes	2,156	5,635		2,156	5,635

Diluted net income per share:
Net income	$34,119	86,178	$0.40	$33,498	84,765	$0.40

      Stock-Based Compensation. We currently have two equity incentive plans: our 2002 Management Incentive Plan and our 2004 Incentive Compensation Plan. We account for awards granted under these plans under the recognition and measurement principles of the Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. During the second quarter of 2005, we granted to our employees 3,417,000 options to purchase shares of our common stock. The options vest ratably on an annual basis over a four-year period.
      As part of our 2004 Incentive Compensation Plan, we issued 429,500 shares of restricted stock in April 2004. The fair value of the restricted shares on the grant date was $16.3 million, which we are amortizing on a straight-line basis over the three year vesting period. We recognized compensation expense of $2.7 million and

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
$1.4 million for the six and three months ended June 30, 2005 related to restricted shares. We recognized compensation expense of $0.9 million for the three months ended June 30, 2004 related to restricted shares. Additionally, we recognized $0.2 million in stock-based employee compensation cost related to our employee stock options as a result of accelerated vesting on certain options during the three months ended June 30, 2004. No other stock-based employee compensation cost related to our employee stock options is reflected in net income as the relevant exercise price of the options issued was equal to the fair value on the date of the grant.
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

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(in thousands, except per share data)
Net income (loss), as reported	$75,550	$(22,009)	$30,512	$29,767
Add:
Stock-based employee compensation expense included in reported net income, net of related tax effects	2,716	1,148	1,358	1,148
Deduct:
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(10,057)	(3,498)	(6,087)	(3,129)

Pro forma net income (loss)	$68,209	$(24,359)	$25,783	$27,786

Net income (loss) per common share:
Basic — as reported	$1.07	$(0.32)	$0.43	$0.43

Basic — pro forma	$0.97	$(0.35)	$0.36	$0.40

Diluted — as reported	$0.96	$(0.32)	$0.40	$0.40

Diluted — pro forma	$0.88	$(0.35)	$0.34	$0.37

      Reclassifications. We have reclassified certain prior year amounts in our unaudited condensed consolidated financial statements to conform to our current year presentation, mainly related to the reclassification of $5.3 million of capital lease obligations from other long-term liabilities to debt as of December 31, 2004.
      New Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement No. 153, “Exchanges of Nonmonetary Assets — An Amendment APB Opinion No. 29,” or SFAS 153, to produce financial reporting that more accurately represents the economics of nonmonetary exchange transactions. APB Opinion No. 29, or APB 29, provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS 153 to have a material impact on our financial statements.
      In December 2004, the FASB issued its final standard on accounting for share-based payments, Statement No. 123R, “Share-Based Payment — An Amendment of FASB Statements No. 123 and 95,” or SFAS 123R, that requires companies to expense the value of employee stock options and similar awards. In April 2005, the Securities and Exchange Commission, or SEC, approved a new rule that delays the effective date of SFAS 123R, giving companies more time to develop their implementation strategies. Under the SEC’s rule, SFAS 123R is now effective for public companies for annual periods that begin after June 15, 2005 and applies to all outstanding and unvested share-based payment awards at a company’s adoption date. The provisions of SFAS 123R are effective for our financial statements issued subsequent to January 1, 2006. The adoption of SFAS 123R will require us to treat the fair value of share-based payment awards that are within its scope as compensation expense in the statement of operations beginning on the date that we grant the awards to employees. We are currently evaluating which methodology we will utilize and have not yet determined the impact to our financial statements.
      In March 2005, the SEC issued guidance regarding the interaction between SFAS 123R and certain SEC rules and regulations. The new guidance, which includes the SEC staff’s views on the valuation of share-based payment arrangements for public companies, appears in Staff Accounting Bulletin, or SAB, No. 107. SAB 107 provides guidance that may simplify some of SFAS 123R’s implementation challenges for registrants by providing flexibility to choose an option pricing model that meets SFAS 123R’s fair value measurement objectives as well as guidance on when it is appropriate to rely exclusively on historical or implied volatility. We are currently evaluating the guidance provided in SAB 107 in conjunction with our SFAS 123R implementation efforts.
      In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections,” or SFAS 154, a replacement of APB Opinion No. 20 and FASB Statements No. 3. The Statement applies to all voluntary changes in accounting principles, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical to do so. SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our financial position or results of operations except to the extent that the Statement requires retroactive application in circumstances that would previously have been effected in the period of change under APB Opinion No. 20.

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited

Note 2.	Significant Transactions
      Purchase of AOL Mexico. In April 2005, Nextel Mexico purchased AOL Mexico, S. de R.L. de C.V. for approximately $14.1 million in cash. As a result of this transaction, we obtained AOL Mexico’s call center assets, certain accounts receivable and access to AOL Mexico’s customer list, as well as tax loss carryforwards which we believe are more likely than not to be realized. We accounted for this transaction as a purchase of assets. We disclosed this acquisition as a related party transaction as one of our board members is also the president and chief executive officer of AOL Latin America. Due to this board member’s involvement with our company, he recused himself from our decision to make this investment. The total purchase price and net assets acquired for our AOL acquisition are presented below (in thousands):

2005

Direct cost of acquisition	$14,093

Net assets acquired:
Deferred tax assets — net operating loss carryforward	48,433
Deferred credit	(34,340)

$14,093

      We did not allocate the purchase price to the call center assets, accounts receivable and customer list that we acquired because we believe they have no value. The deferred credit represents the excess of the estimated fair value of the tax loss carryforwards acquired over the total purchase price. We will reverse the deferred credit into income tax expense in proportion to the utilization of the tax loss carryforwards acquired.
      Serviço Móvel Especializado (SME) Regulations. On May 16, 2005, the Brazilian National Communications Agency published in the Official Gazette the amendments to the SME Regulations that, among other things, have the effect of treating Nextel Brazil on the same basis with respect to billing for use of other mobile networks as other Brazilian wireless operators currently have in place. These regulations became effective upon publication and resulted in interconnect expense savings for about half of the second quarter of 2005.

Note 3.	Supplemental Balance Sheet Information
      Prepaid Expenses and Other. The components of our prepaid expenses and other are as follows:

	June 30,	December 31,
	2005	2004

	(in thousands)
Value added tax receivables, current	$9,242	$13,385
Advertising	5,692	3,702
Advances to suppliers	4,067	3,483
Insurance claims	1,829	3,000
Spectrum fees	6,928	—
Deferred cost of handsets	3,031	2,081
Income taxes	630	134
Other	21,776	24,633

	$53,195	$50,418

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
      Other Assets. The components of our other assets are as follows:

	June 30,	December 31,
	2005	2004

	(in thousands)
Value added tax receivables	$47,465	$31,019
Income tax receivable	15,632	15,315
Deposits and restricted cash	8,425	9,892
Deferred financing costs	13,967	15,844
Long-term prepaid expenses	11,195	7,651
Other	1,138	767

	$97,822	$80,488

      Accrued Expenses and Other. The components of our accrued expenses and other are as follows:

	June 30,	December 31,
	2005	2004

	(in thousands)
Income taxes payable	$36,980	$42,412
Payroll related items and commissions	41,350	34,256
Network system and information technology	26,381	30,478
Capital expenditures	53,915	30,880
Tax and non-tax liabilities	25,341	23,684
Customer deposits	22,071	17,950
Non-income based taxes	20,806	23,514
Other	38,844	24,759

	$265,688	$227,933

      Other Long-Term Liabilities. The components of our other long-term liabilities are as follows:

	June 30,	December 31,
	2005	2004

	(in thousands)
Tax and non-tax liabilities	$57,008	$47,259
Severance plan liability	5,960	5,075
Asset retirement obligations	5,046	4,126
Deferred credit	34,340	—
Other	848	229

	$103,202	$56,689

Note 4.	Intangible Assets
      On January 10, 2005, the Mexican government began an auction for wireless spectrum licenses in the 806-821 MHz to 851-866 MHz frequency band. Inversiones Nextel de Mexico, a subsidiary of Nextel Mexico, participated in this auction. The spectrum auction was divided into three separate auctions: Auction 15 for Northern Mexico Zone 1, Auction 16 for Northern Mexico Zone 2 and Auction 17 for Central and Southern Mexico. The auctions were completed between February 7 and February 11. Nextel Mexico won an average of 15 MHz of nationwide spectrum, except for Mexico City, where no spectrum was auctioned off and where Nextel Mexico has licenses covering approximately 21 MHz. The corresponding licenses and immediate use of the spectrum were granted to Inversiones Nextel de Mexico on March 17, 2005. These new licenses have an initial term of 20 years, which we have estimated to be the amortization period of the licenses,

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
and are renewable thereafter for 20 years. Nextel Mexico paid an up-front fee of $3.4 million for these licenses, excluding certain annual fees of about $12.4 million, and $0.5 million in other capitalizable costs.
      Our intangible assets consist of our licenses, customer base and tradename, all of which have finite useful lives, as follows:

	June 30, 2005			December 31, 2004

	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value

	(in thousands)
Amortizable intangible assets:
Licenses	$87,659	$(12,380)	$75,279	$75,954	$(9,804)	$66,150
Customer base	42,478	(41,123)	1,355	40,917	(39,111)	1,806
Tradename	1,611	(1,611)	—	1,538	(1,538)	—

Total intangible assets	$131,748	$(55,114)	$76,634	$118,409	$(50,453)	$67,956

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
      Based on the carrying amount of amortizable intangible assets existing as of June 30, 2005 and current exchange rates, we estimate amortization expense for each of the next five years ending December 31 to be as follows (in thousands):

Estimated
Amortization
Years	Expense

2005	$5,136
2006	4,255
2007	3,635
2008	3,635
2009	3,635
      Actual amortization expense to be reported in future periods could differ from these estimates as a result of additional acquisitions of intangibles, as well as changes in exchange rates and other relevant factors.
      During the six months ended June 30, 2005, we did not acquire, dispose of or write down any goodwill or intangible assets with indefinite useful lives.

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited

Note 5.	Debt

	June 30,	December 31,
	2005	2004

	(in thousands)
3.5% convertible notes due 2033	$91,522	$180,000
2.875% convertible notes due 2034	300,000	300,000
13.0% senior secured discount notes due 2009, net of unamortized discount of $14 and $14	40	40
Mexico syndicated loan	251,913	—
Tower financing obligations	126,139	118,202
Capital lease obligations	11,701	5,267

Total debt	781,315	603,509
Less: current portion	(12,465)	(2,823)

	$768,850	$600,686

      3.5% Convertible Notes. On June 10, 2005 and June 21, 2005, $40.0 million and $48.5 million, respectively, principal face amount of our 3.5% convertible notes were converted into 1,500,000 shares and 1,817,925 shares (37.5 shares issued per $1,000 of debt principal multiplied by the debt principal) in accordance with the original terms of the debt agreement. In connection with these conversions, we paid in the aggregate $8.9 million in cash as consideration to induce conversion as well as $0.8 million of accrued interest. We recorded the $8.9 million that we paid as debt conversion expense in our consolidated statements of operations. We reclassified the original remaining deferred financing costs related to the notes that were converted to paid-in capital.
      For the fiscal quarter ended June 30, 2005, the closing sale price of our common stock exceeded 110% of the conversion price of $26.67 per share for at least 20 trading days in the 30 consecutive trading days ending on June 30, 2005. As a result, the conversion contingency was met, and our 3.5% notes are currently convertible into 37.5 shares of our common stock per $1,000 principal amount of notes, or an aggregate of 3,432,075 common shares, at a conversion price of about $26.67 per share.
      2.875% Convertible Notes. For the fiscal quarter ended June 30, 2005, the closing sale price of our common stock did not exceed 120% of the conversion price of $53.24 per share for at least 20 trading days in the 30 consecutive trading days ending on June 30, 2005. As a result, the conversion contingency was not met as of June 30, 2005.
      Mexico Syndicated Loan. In October 2004, we closed on a $250.0 million, five year syndicated loan facility in Mexico. Of the total amount of the facility, $129.0 million is denominated in U.S. dollars, with a floating interest rate based on LIBOR (5.75% at June 30, 2005), $31.0 million is denominated in Mexican pesos, with a floating interest rate based on the Mexican reference rate TIIE (11.95% at June 30, 2005), and $90.0 million is denominated in Mexican pesos, at an interest rate fixed at the time of funding (12.48%). In April 2005, we amended the credit agreement for the syndicated loan facility to extend the availability period until May 31, 2005, and in May 2005, we drew down on the loan facility for the entire $250.0 million. Due to

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
changes in foreign currency exchange rates, the balance of the syndicated loan facility as of June 30, 2005 was $251.9 million. Principal repayments are due as follows:

Principal
Year	Repayments

2006	$20,153
2007	30,230
2008	100,765
2009	100,765
      As discussed in Note 10, in July 2005, Nextel Mexico entered into an interest rate swap agreement to hedge a portion of the syndicated loan facility.
      Capital Lease Obligations. In December 2002, we entered into an agreement with American Tower Corporation for the sale-leaseback of communication towers in Mexico and Brazil. Under the master lease agreement with American Tower, in certain circumstances, Nextel Mexico and Nextel Brazil are permitted to co-locate communications equipment on sites owned by American Tower. Nextel Mexico and Nextel Brazil account for these co-location agreements as capital leases.

Note 6.	Contingencies
      Brazilian Contingencies. Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes and import duties based on the classification of equipment and services. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil’s petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil is also disputing various other claims. As a result of ongoing analysis, further consultations with external legal counsel, settlement of certain matters, and the expiration of the statute of limitations for certain contingencies during the first and second quarters of 2004, Nextel Brazil reversed $4.3 million and $10.2 million in accrued liabilities, of which $2.5 million and $6.8 million were recorded as a reduction to operating expenses.
      During the second quarter of 2005, Nextel Brazil settled an outstanding claim related to interconnect expenses that resulted in a $2.6 million increase to operating income.
      As of June 30, 2005, Nextel Brazil had accrued liabilities of $31.8 million related to contingencies, all of which were classified as other long-term liabilities. As of December 31, 2004, Nextel Brazil had accrued liabilities of $26.4 million related to contingencies, of which $23.2 million were classified as other long-term liabilities and $3.2 million were classified as accrued expenses. Of the total accrued liabilities as of June 30, 2005 and December 31, 2004, Nextel Brazil had $25.6 million and $20.8 million in unasserted claims, respectively. We currently estimate the range of possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be between $69.1 million and $73.1 million as of June 30, 2005. We are continuing to evaluate the likelihood of probable and possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such charge is probable and estimable.

Argentine Contingencies.
      Turnover Tax. During the six and three months ended June 30, 2005, Nextel Argentina recorded $4.0 million and $1.6 million, respectively, as an increase in liabilities for local turnover taxes. During the six and three months ended June 30, 2004, Nextel Argentina recorded $2.1 million and $0.6 million, respectively, as an increase in liabilities for local turnover taxes. Specifically, in one of the markets in which we operate, the

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
city government had previously increased the turnover tax rate from 3% to 6% of revenues for cellular companies. From a regulatory standpoint, we are not considered a cellular company. As a result, we continue to pay the turnover tax at the existing rate and record a liability for the differential between the old rate and the new rate. Similarly, one of the provincial governments in one of the markets where we operate also increased their turnover tax rate from 3% to 4.5% of revenues for cellular companies. Consistent with our earlier position, we continue to pay the turnover tax at the existing rate and accrue a liability for the incremental difference in the rate.
      As of June 30, 2005 and December 31, 2004, Nextel Argentina had accrued liabilities of $24.1 million and $17.9 million, respectively, related primarily to local turnover taxes and local government claims, all of which was classified as accrued expenses.
      Universal Service Tax. The Commision Nacional de Comunicaciones (“CNC”) established a tax equal to 1% of service revenue minus applicable taxes and specified related costs, effective January 1, 2001. The license holder can choose either to pay the tax into a fund for universal service development or participate directly in offering services to specific geographical areas under an annual plan designed by the Federal government. Although the regulations state that this tax would be applicable beginning January 1, 2001, the authorities have not taken the necessary actions to implement this tax, such as policies relating to collection or opening accounts into which the funds would be deposited. We have accrued as of June 30, 2005, $4.3 million for this liability.
      Notwithstanding the failure of CNC to implement this tax, the CNC has recently issued a ruling that operators can not collect this tax from customers. It also has issued an order to refund taxes that were collected by October 16, 2005. In addition to the refund, the authorities may claim payment of the tax for the reason intended. We believe most other carriers, will challenge these regulations by the CNC through appropriate legal proceedings.
      Nextel Argentina billed this tax as Universal Tax during the period from January to August 2001, for a total amount of $0.2 million. Subsequent to this, Nextel Argentina did not specifically identify any portion of its billings as relating to the Universal Tax and, in fact, raised its charges to customers several times after this unrelated to the Universal Tax. If the CNC were to claim that the Universal Tax was included in customer charges for the entire period from January 1, 2001 to June 30, 2005, the total amount collected would be $3.4 million. We have accrued $0.2 million (from January to August 2001) for the refund.
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

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
      We recorded the initial net purchase price of the derivative instrument as a non-current asset of $2.7 million in November 2004. As of June 30, 2005, our net purchase option, designated as a cash-flow hedge, decreased in value by $4.7 million. During the six and three months ended June 30, 2005, we reclassified $0.7 million and $0.5 million from accumulated other comprehensive loss to earnings since the underlying capital expenditures and purchased handsets had impacted earnings.
      The fair values of our derivative instruments as of June 30, 2005 are as follows:

(in thousands)
Purchased call options	$83
Written put options	(1,995)

Net purchased option	$(1,912)

Note 8.	Income Taxes
      Deferred Tax Assets. We assessed the realizability of certain deferred tax assets during the first and second quarters of 2005, consistent with the methodology we employed for 2004. In that assessment, we considered the reversal of existing temporary differences associated with deferred tax assets, future taxable income, tax planning strategies as considered and historical and future pre-tax book income as adjusted for permanent differences between financial and tax accounting items. As a result of that assessment, we reduced the deferred tax asset and associated valuation allowance by $6.1 million, of which $6.5 million relates to the filing of our annual tax return in Peru, partially offset by other insignificant adjustments in other markets. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our foreign operating companies and in our U.S. companies throughout 2005 to determine the appropriate level of valuation allowances.
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
      As a result of the Mexican tax authority’s current interpretation regarding this matter, and potential sanctions against Nextel Mexico, the Mexican operating companies affected by this potential disallowance amended their prior year income tax returns during the third quarter of 2004 to reflect the reversal of these deductions. The relevant Nextel Mexico companies immediately initiated the process of recovering these amounts. We have received an independent third party Mexican legal opinion supporting the tax position taken in prior years, which conclude that it is probable that the tax positions will be sustained upon review or audit by the Mexican tax authorities. Based on this opinion of tax law interpretation, Nextel Mexico recorded an asset related to historical amounts, which was approximately $16.2 million as of June 30, 2005. We have not continued to accrue for potential benefits subsequent to March 31, 2005.

Note 9.	Segment Reporting
      We operate in four reportable segments: (1) Mexico, (2) Brazil, (3) Argentina and (4) Peru. The operations of all other businesses that fall below the segment reporting thresholds are included in the “Corporate and other” segment below. This segment includes our Chilean operating companies, our corporate operations in the U.S. and our Cayman entity that issued our senior secured discount notes. We evaluate the performance of these segments and provide resources to them based on operating income before depreciation and amortization and impairment, restructuring and other charges, which we refer to as segment earnings. We

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
allocate corporate overhead costs to some of our subsidiaries. We treat a portion of these allocated amounts as tax deductions, where relevant. The segment information below does not reflect any allocations of corporate overhead costs because the amounts of these expenses are not provided to or used by our chief operating decision maker in making operating decisions related to these segments.

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated

	(in thousands)
Six Months Ended June 30, 2005
Operating revenues	$456,933	$144,329	$125,220	$53,819	$857	$(295)	$780,863

Segment earnings (losses)	$189,192	$13,702	$33,945	$11,807	$(29,830)	$—	$218,816
Depreciation and amortization	(31,108)	(12,459)	(7,732)	(4,012)	(754)	197	(55,868)

Operating income (loss)	158,084	1,243	26,213	7,795	(30,584)	197	162,948
Interest expense	(9,834)	(7,122)	(1,202)	(75)	(7,965)	34	(26,164)
Interest income	7,201	891	221	305	1,529	(34)	10,113
Debt conversion expense	—	—	—	—	(8,930)	—	(8,930)
Foreign currency transaction gains (losses), net	1,543	264	217	47	(4)	—	2,067
Other expense, net	(620)	(2,737)	(6)	(8)	(299)	—	(3,670)

Income (loss) before income tax	$156,374	$(7,461)	$25,443	$8,064	$(46,253)	$197	$136,364

Capital expenditures	$99,584	$60,881	$25,231	$6,398	$398	$—	$192,492

Six Months Ended June 30, 2004
Operating revenues	$364,118	$93,781	$86,859	$46,312	$776	$(259)	$591,587

Segment earnings (losses)	$153,066	$7,280	$20,115	$7,967	$(25,503)	$—	$162,925
Depreciation and amortization	(34,626)	(5,521)	(4,974)	(2,552)	(477)	211	(47,939)

Operating income (loss)	118,440	1,759	15,141	5,415	(25,980)	211	114,986
Interest expense	(9,097)	(5,020)	(33)	(117)	(12,654)	28	(26,893)
Interest income	1,204	1,193	206	1,278	1,561	(28)	5,414
Loss on early extinguishment of debt, net	—	—	—	—	(79,327)	—	(79,327)
Foreign currency transaction gains (losses), net	8,734	(532)	40	(2)	(7)	—	8,233
Other (expense) income, net	(246)	1,980	344	(100)	(225)	—	1,753

Income (loss) before income tax and cumulative effect of change in accounting principle	$119,035	$(620)	$15,698	$6,474	$(116,632)	$211	$24,166

Capital expenditures	$49,517	$16,427	$15,683	$9,348	$1,777	$—	$92,752

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated

	(in thousands)
Three Months Ended June 30, 2005
Operating revenues	$238,927	$76,885	$66,762	$27,807	$433	$(158)	$410,656

Segment earnings (losses)	$97,844	$10,669	$18,176	$6,462	$(14,639)	$—	$118,512
Depreciation and amortization	(15,936)	(7,080)	(4,364)	(2,103)	(387)	99	(29,771)

Operating income (loss)	81,908	3,589	13,812	4,359	(15,026)	99	88,741
Interest expense	(4,768)	(4,028)	(613)	(40)	(3,909)	18	(13,340)
Interest income	4,043	505	126	182	751	(18)	5,589
Debt conversion expense	—	—	—	—	(8,930)	—	(8,930)
Foreign currency transaction (losses) gains, net	(117)	127	130	10	3	—	153
Other (expense) income, net	(493)	(1,003)	(16)	1	(157)	—	(1,668)

Income (loss) before income tax	$80,573	$(810)	$13,439	$4,512	$(27,268)	$99	$70,545

Capital expenditures	$64,490	$35,534	$15,139	$4,085	$224	$—	$119,472

Three Months Ended June 30, 2004
Operating revenues	$185,591	$48,534	$46,183	$23,344	$364	$(120)	$303,896

Segment earnings (losses)	$76,766	$4,450	$10,953	$4,453	$(14,934)	$—	$81,688
Depreciation and amortization	(17,100)	(2,884)	(2,457)	(1,379)	(260)	105	(23,975)

Operating income (loss)	59,666	1,566	8,496	3,074	(15,194)	105	57,713
Interest expense	(4,190)	(2,256)	(32)	(32)	(4,396)	22	(10,884)
Interest income	706	453	105	1,238	703	(22)	3,183
Foreign currency transaction gains (losses), net	1,451	(496)	606	(8)	(2)	—	1,551
Other (expense) income, net	(11)	2,494	344	(1)	(93)	—	2,733

Income (loss) before income tax and cumulative effect of change in accounting principle	$57,622	$1,761	$9,519	$4,271	$(18,982)	$105	$54,296

Capital expenditures	$22,638	$9,882	$10,627	$4,629	$871	$—	$48,647

June 30, 2005
Property, plant and equipment, net	$412,577	$177,401	$94,009	$45,491	$3,405	$(1,150)	$731,733

Identifiable assets	$1,238,966	$301,801	$250,086	$125,307	$40,866	$(1,150)	$1,955,876

December 31, 2004
Property, plant and equipment, net	$328,021	$111,031	$73,674	$43,107	$3,761	$(1,347)	$558,247

Identifiable assets	$774,058	$234,091	$223,180	$114,354	$146,944	$(1,347)	$1,491,280

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated

	(in thousands)
June 30, 2004
Property, plant and equipment, net	$301,973	$52,148	$41,634	$35,451	$3,899	$(1,407)	$433,698

Identifiable assets	$667,174	$141,063	$115,689	$76,771	$196,458	$(1,407)	$1,195,748

Note 10.	Subsequent Event
      Interest Rate Swap. In July 2005, Nextel Mexico entered into an interest rate swap agreement to hedge the variability of future cash flows associated with the $31.0 million Mexican peso denominated variable rate portion of its $250.0 million syndicated loan facility. Under the interest rate swap, Nextel Mexico agreed to exchange the difference between the variable Mexican reference rate TIIE and a fixed rate, based on a notional amount of $31.0 million. The interest rate swap will fix the amount of interest expense associated with this portion of the syndicated loan facility commencing on August 31, 2005 and continuing over the life of the facility based on a fixed rate of about 11.95% per year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction	23
Critical Accounting Policies and Estimates	23
Business Overview	23
Recent Developments	24
Ratio of Earnings to Fixed Charges	25
Results of Operations	25
a. Consolidated	26
b. Nextel Mexico	31
c. Nextel Brazil	34
d. Nextel Argentina	37
e. Nextel Peru	39
f. Corporate and other	41
Liquidity and Capital Resources	43
Future Capital Needs and Resources	43
Forward Looking Statements	46
Effect of New Accounting Standards	47

Introduction
      The following is a discussion and analysis of:

•	our consolidated financial condition and results of operations for the six- and three-month periods ended June 30, 2005 and 2004; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.
      You should read this discussion in conjunction with our 2004 annual report on Form 10-K, including, but not limited to, the discussion regarding our critical accounting judgments, as described below and our quarterly report on Form 10-Q for the quarter ended March 31, 2005. Historical results may not indicate future performance. See “Forward Looking Statements” for risks and uncertainties that may impact our future performance.
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
      We use a transmission technology called integrated digital enhanced network, or iDEN®, developed by Motorola, Inc., to provide our digital mobile services on 800 MHz spectrum holdings in all of our digital markets. This technology allows us to use our spectrum more efficiently and offer multiple digital wireless services integrated on one digital handset device. We are designing our digital mobile network to support multiple digital wireless services, including:

•	digital mobile telephone service, including advanced calling features such as speakerphone, conference calling, voice-mail, call forwarding and additional line service;

•	Nextel Direct Connect® service, which allows subscribers anywhere on our network in the same country to talk to each other instantly, on a “push-to-talk” basis, on a private one-to-one call or on a group call;

•	International Direct Connect® service, in conjunction with Nextel Communications and Nextel Partners and TELUS, which allows subscribers to communicate instantly across national borders with our subscribers in Mexico, Brazil, Argentina and Peru, with Nextel Communications and Nextel Partners subscribers in the United States and with TELUS subscribers in Canada;

•	Internet services, mobile messaging services, e-mail and advanced Java™ enabled business applications, which are marketed as “Nextel OnlineSM” services; and

•	international roaming capabilities, which are marketed as “Nextel WorldwideSM”.
      The table below provides an overview of our total digital handsets in commercial service in the countries indicated as of June 30, 2005 and 2004. For purposes of the table, digital handsets in commercial service represent all digital handsets in use by our customers on the digital mobile networks in each of the listed countries.

	Total Digital
	Handsets in
	Commercial Service

	June 30,	June 30,
Country	2005	2004

	(in thousands)
Mexico	937	753
Brazil	536	424
Argentina	432	322
Peru	215	165

Total	2,120	1,664

Recent Developments
      Mexico Syndicated Loan. In October 2004, we closed on a $250.0 million, five year syndicated loan facility in Mexico. Of the total amount of the facility, $129.0 million is denominated in U.S. dollars, with a floating interest rate based on LIBOR (5.75% at June 30, 2005), $31.0 million is denominated in Mexican pesos, with a floating interest rate based on the Mexican reference rate TIIE (11.95% at June 30, 2005), and $90.0 million is denominated in Mexican pesos, at an interest rate fixed at the time of funding (12.48%). In April 2005, we amended the credit agreement for the syndicated loan facility to extend the availability period until May 31, 2005, and in May 2005, we drew down on the loan facility for the entire $250.0 million.
      Purchase of AOL Mexico. In April 2005, Nextel Mexico purchased the entire equity interest of AOL Mexico, S. de R.L. de C.V. for approximately $14.1 million in cash. As a result of this transaction, we obtained AOL Mexico’s call center assets, certain accounts receivable and access to AOL Mexico’s customer list, as well as tax loss carryforwards which we believe are more likely than not to be realized. We accounted for this transaction as a purchase of assets. We treated this acquisition as a related party transaction as one of our board members is also the president and chief executive officer of AOL Latin America. Due to this board member’s involvement with our company, he recused himself from our decision to make this investment.
      Sistema Móvel Especializado (SME) Regulations. On May 16, 2005, the Brazilian National Communications Agency (“ANATEL”) published in the Official Gazette the amendments to the SME Regulations that, among other things, have the effect of treating Nextel Brazil on the same basis with respect to billing for use of other mobile networks as other Brazilian wireless operators currently have in place. These regulations became effective upon publication and resulted in interconnect expense savings for about half of the second quarter of 2005.
      Debt Conversion. On June 10, 2005 and June 21, 2005, $40.0 million and $48.5 million, respectively, principal face amount of our 3.5% convertible notes were converted into 1,500,000 shares and 1,817,925 shares (37.5 shares issued per $1,000 of debt principal multiplied by the debt principal) in accordance with the original terms of the debt agreement. In connection with these conversions, we paid in the aggregate $8.9 million in cash as an inducement as well as $0.8 million of accrued interest. We recorded the $8.9 million that we paid as debt conversion expense in our consolidated statements of operations. We reclassified the remaining deferred financing costs related to the notes that were converted to paid-in capital.
      Interest Rate Swap. In July 2005, Nextel Mexico entered into an interest rate swap agreement to hedge the variability of future cash flows associated with the $31.0 million Mexican peso denominated variable rate portion of its $250.0 million syndicated loan facility. Under the interest rate swap, Nextel Mexico agreed to exchange the difference between the variable Mexican reference rate TIIE and a fixed rate, based on a notional amount of $31.0 million. The interest rate swap will fix the amount of interest expense associated with this portion of the syndicated loan facility commencing on August 31, 2005 and continuing over the life of the facility based on a fixed rate of about 11.95% per year.
Ratio of Earnings to Fixed Charges

Three Months
Ended June 30,

2005	2004

4.56x	4.52x
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
      Selling and marketing expenses include all of the expenses related to acquiring customers. General and administrative expenses include expenses related to billing, customer care, collections including bad debt, management information systems, spectrum license fees and corporate overhead.
      Out-of-Period Adjustments. During the first half of 2005, we identified errors in our financial statements for the year ended December 31, 2004 related to the accounting for the deferred tax asset valuation allowance for our operating company in Argentina, an error in the accounting for an insurance claim and bookkeeping errors in the accounting for certain accrued expenses and accounts receivable in our operating company in Mexico. To correct the errors in our operating company in Mexico, we recorded a $3.2 million and $1.8 million increase to our operating expenses for the six and three month periods ended June 30, 2005, respectively, and we recorded a reduction to our income tax provision of $3.1 million in the six months period ended June 30, 2005 to correct the deferred tax asset valuation allowance in Argentina. Operating income was reduced by $3.2 million and $1.8 million in the six and three month periods ended June 30, 2005, respectively, while net income increased by $0.9 million in the six month period ended June 30, 2005 and decreased by $1.2 million in the three month period ended June 30, 2005 related to the correction of these errors. We do not believe that the adjustments are material to the results of the six and three month periods ended June 30, 2005, our projected results for the current year or to any prior years’ earnings, earnings trends or financial statement line items. As a result, we have not adjusted any prior period amounts.

a. Consolidated

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	June 30,	Operating	June 30,	Operating
	2005	Revenues	2004	Revenues	Dollars	Percent

	(dollars in thousands)
Six Months Ended
Operating revenues
Service and other revenues	$745,508	95%	$563,356	95%	$182,152	32%
Digital handset and accessory revenues	35,355	5%	28,231	5%	7,124	25%

	780,863	100%	591,587	100%	189,276	32%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(194,338)	(25)%	(149,552)	(25)%	(44,786)	30%
Cost of digital handsets and accessories	(110,561)	(14)%	(98,452)	(17)%	(12,109)	12%
Selling and marketing expenses	(99,172)	(13)%	(77,167)	(13)%	(22,005)	29%
General and administrative expenses	(157,976)	(20)%	(103,491)	(18)%	(54,485)	53%
Depreciation and amortization	(55,868)	(7)%	(47,939)	(8)%	(7,929)	17%

Operating income	162,948	21%	114,986	19%	47,962	42%
Interest expense, net	(26,164)	(4)%	(26,893)	(4)%	729	(3)%
Interest income	10,113	1%	5,414	1%	4,699	87%
Debt conversion expense	(8,930)	(1)%	—	—	(8,930)	NM
Loss on early extinguishment of debt, net	—	—	(79,327)	(13)%	79,327	(100)%
Foreign currency transaction gains, net	2,067	—	8,233	1%	(6,166)	(75)%
Other (expense) income, net	(3,670)	—	1,753	—	(5,423)	(309)%

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	June 30,	Operating	June 30,	Operating
	2005	Revenues	2004	Revenues	Dollars	Percent

	(dollars in thousands)
Income before income tax provision and cumulative effect of change in accounting principle, net	136,364	17%	24,166	4%	112,198	464%
Income tax provision	(60,814)	(7)%	(47,145)	(8)%	(13,669)	29%

Income (loss) before cumulative effect of change in accounting principle, net	75,550	10%	(22,979)	(4)%	98,529	NM
Cumulative effect of change in accounting principle, net of income taxes of $11,898 in 2004	—	—	970	—	(970)	(100)%

Net income (loss)	$75,550	10%	$(22,009)	(4)%	$97,559	NM

Three Months Ended
Operating revenues
Service and other revenues	$391,313	95%	$288,251	95%	$103,062	36%
Digital handset and accessory revenues	19,343	5%	15,645	5%	3,698	24%

	410,656	100%	303,896	100%	106,760	35%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(97,877)	(24)%	(77,398)	(25)%	(20,479)	26%
Cost of digital handsets and accessories	(56,311)	(14)%	(51,182)	(17)%	(5,129)	10%
Selling and marketing expenses	(54,220)	(13)%	(40,068)	(13)%	(14,152)	35%
General and administrative expenses	(83,736)	(20)%	(53,560)	(18)%	(30,176)	56%
Depreciation and amortization	(29,771)	(7)%	(23,975)	(8)%	(5,796)	24%

Operating income	88,741	22%	57,713	19%	31,028	54%
Interest expense, net	(13,340)	(3)%	(10,884)	(4)%	(2,456)	23%
Interest income	5,589	1%	3,183	1%	2,406	76%
Debt conversion expense	(8,930)	(2)%	—	—	(8,930)	NM
Foreign currency transaction gains, net	153	—	1,551	1%	(1,398)	90%
Other (expense) income, net	(1,668)	(1)%	2,733	1%	(4,401)	161%

Income before income tax provision	70,545	17%	54,296	18%	16,249	30%
Income tax provision	(40,033)	(10)%	(24,529)	(8)%	(15,504)	63%

Net income	$30,512	7%	$29,767	10%	$745	3%

NM-Not Meaningful
1. Operating revenues
      The $182.2 million, or 32%, and $103.1 million, or 36%, increases in consolidated service and other revenues from the six and three months ended June 30, 2004 to the same periods in 2005 are primarily a result of a 28% increase in the average number of digital handsets in service and $13.9 million, or 62%, and $7.4 million, or 62%, increases in revenues related to handset maintenance programs.
      The $7.1 million, or 25%, and $3.7 million, or 24%, increases in consolidated digital handset and accessory revenues from the six and three months ended June 30, 2004 to the same periods in 2005 are primarily due to a 22% increase in handset sales.
2. Cost of revenues
      The $44.8 million, or 30%, and $20.5 million, or 26%, increases in consolidated cost of service from the six and three months ended June 30, 2004 to the same periods in 2005 are principally a result of the following:

•	$25.2 million, or 32%, and $11.0 million, or 27%, increases in consolidated interconnect costs resulting from 38% and 41% increases in consolidated minutes of use;

•	$11.4 million, or 26%, and $6.9 million, or 33%, increases in consolidated direct switch and transmitter and receiver site costs resulting from a 15% increase in the number of consolidated transmitter and receiver sites in service from June 30, 2004 to June 30, 2005; and

•	$8.2 million, or 40%, and $2.6 million, or 24%, increases in consolidated service and repair costs mainly resulting from increased activity under our handset maintenance programs, primarily in Mexico and Brazil.
3. Selling and marketing expenses
      The $22.0 million, or 29%, and $14.2 million, or 35%, increases in consolidated selling and marketing expenses from the six and three months ended June 30, 2004 to the same periods in 2005 are principally a result of the following:

•	$10.6 million, or 42%, and $7.1 million, or 55%, increases in consolidated indirect commissions resulting from 27% and 30% increases in handset sales by indirect dealers;

•	$5.5 million, or 36%, and $3.3 million, or 41%, increases in consolidated advertising expenses, primarily in Mexico and Brazil, mainly related to international Direct Connect campaigns in Mexico, the launch of new markets and objectives to reinforce awareness of the Nextel brandname; and

•	$4.5 million, or 14%, and $3.0 million, or 18%, increases in consolidated direct commissions and payroll expenses largely due to an increase in commissions incurred as a result of 16% and 14% increases in handset sales across all markets by market sales personnel.

4.	General and administrative expenses
      The $54.5 million, or 53%, and $30.2 million, or 56%, increases in consolidated general and administrative expenses from the six and three months ended June 30, 2004 to the same periods in 2005 are primarily a result of the following:

•	$34.4 million, or 82%, and $18.4 million, or 83%, increases in consolidated other general and administrative expenses largely due to increases in corporate professional fees related to the annual financial and Sarbanes-Oxley Act Section 404 audits and reversals of contingent liabilities of $9.3 million and $6.8 million in Brazil that were recorded during the six and three months ended June 30, 2004 and reduced general and administrative expenses in those periods;

•	$7.0 million and $4.0 million increases in consolidated bad debt expense, which increased slightly as a percentage of revenues from 0.4% and 0.3% in 2004 to 1.2% for both periods in 2005, primarily in Brazil and Mexico;

•	$7.2 million, or 27%, and $4.5 million, or 32%, increases in consolidated customer care expenses resulting from increases in payroll and related expenses necessary to support a larger consolidated customer base; and

•	increases of $3.9 million, or 27%, from $14.1 million to $18.0 million, and $2.1 million, or 29%, from $7.1 million to $9.2 million, in spectrum license fees in Mexico.

5.	Depreciation and amortization
      The $7.9 million, or 17%, and $5.8 million, or 24%, increases in consolidated depreciation and amortization from the six and three months ended June 30, 2004 to the same periods in 2005 are primarily due to increased deprecation on a higher consolidated property, plant and equipment base resulting from continued expansion of our digital mobile network, partially offset by a decrease in amortization. The decrease in amortization resulted from reversals that we recorded primarily in the fourth quarter of 2004, of certain valuation allowances for deferred tax assets that we originally created in connection with our application of fresh-start accounting. We recorded the reversals of valuation allowances as reductions to the intangible assets that existed as of the date of our application of fresh-start accounting.

6.	Interest expense, net
      The $2.5 million, or 23%, increase in consolidated interest expense from the three months ended June 30, 2004 to the three months ended June 30, 2005 is primarily due to $2.2 million of additional interest related to new tower financings in Mexico and Brazil as well as $2.0 million of interest charges related to our new syndicated loan in Mexico, partially offset by an increase in consolidated capitalized interest.

7.	Debt conversion expense
      Debt conversion expense represents an inducement that we paid in connection with the conversion of $88.5 million of our 3.5% convertible notes that occurred during the second quarter in 2005.

8.	Loss on early extinguishment of debt, net
      The amount in 2004 represents the loss that we incurred in connection with the retirement of substantially all of our 13.0% senior secured discount notes through a cash tender offer in first quarter in 2004.

9.	Foreign currency transaction gains, net
      Net foreign currency transaction gains of $8.2 million and $2.1 million for the six months ended June 30, 2004 and 2005 are primarily the result of the appreciation of the Mexican peso compared to the U.S. dollar on Nextel Mexico’s net U.S. dollar-denominated liability position.

10.	Other (expense) income, net
      Net other income of $1.8 million and $2.7 million for the six and three months ended June 30, 2004 are largely the result of the reversal of monetary corrections that were recorded in Brazil related to contingencies that resulted in the recognition of other income in those periods. Net other expense of $3.7 million and $1.7 million for the six and three months ended June 30, 2005 primarily relate to monetary corrections in Brazil as well as expenses related to our hedge in Mexico.

11.	Income tax provision
      The $13.7 million, or 29%, and $15.5 million, or 63%, increases in the consolidated income tax provision from the six and three months ended June 30, 2004 to the same periods in 2005 are primarily due to higher deferred tax provisions resulting from the inclusion of the cost of stock options exercised in the allocation of certain expenses from the U.S. to our foreign markets.
Segment Results
      We refer to our operating companies by the countries in which they operate, such as Nextel Mexico, Nextel Brazil, Nextel Argentina, Nextel Peru and Nextel Chile. We evaluate performance of these segments and provide resources to them based on operating income before depreciation and amortization and impairment, restructuring and other charges, which we refer to as segment earnings. The tables below provide a summary of the components of our consolidated segments for the six and three months ended June 30, 2005 and 2004. The results of Nextel Chile are included in “Corporate and other.” We allocate corporate overhead costs to some of our subsidiaries. We treat a portion of these allocated amounts as tax deductions, where relevant. The segment information below does not reflect any allocations of corporate overhead costs because the amounts of these expenses are not provided to or used by our chief operating decision maker in making operating decisions related to these segments.

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Six Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
June 30, 2005	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

	(dollars in thousands)
Nextel Mexico	$456,933	59%	$(136,079)	45%	$(131,662)	51%	$189,192
Nextel Brazil	144,329	18%	(82,861)	27%	(47,766)	19%	13,702
Nextel Argentina	125,220	16%	(59,687)	20%	(31,588)	12%	33,945
Nextel Peru	53,819	7%	(25,667)	8%	(16,345)	6%	11,807
Corporate and other	857	—	(900)	—	(29,787)	12%	(29,830)
Intercompany eliminations	(295)	—	295	—	—	—	—

Total consolidated	$780,863	100%	$(304,899)	100%	$(257,148)	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Three Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
June 30, 2005	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

	(dollars in thousands)
Nextel Mexico	$238,927	58%	$(70,093)	45%	$(70,990)	51%	$97,844
Nextel Brazil	76,885	19%	(39,370)	26%	(26,846)	20%	10,669
Nextel Argentina	66,762	16%	(31,725)	21%	(16,861)	12%	18,176
Nextel Peru	27,807	7%	(12,828)	8%	(8,517)	6%	6,462
Corporate and other	433	—	(330)	—	(14,742)	11%	(14,639)
Intercompany eliminations	(158)	—	158	—	—	—	—

Total consolidated	$410,656	100%	$(154,188)	100%	$(137,956)	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Six Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
June 30, 2004	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

	(dollars in thousands)
Nextel Mexico	$364,118	61%	$(114,397)	46%	$(96,655)	54%	$153,066
Nextel Brazil	93,781	16%	(64,197)	26%	(22,304)	12%	7,280
Nextel Argentina	86,859	15%	(44,563)	18%	(22,181)	12%	20,115
Nextel Peru	46,312	8%	(24,291)	10%	(14,054)	8%	7,967
Corporate and other	776	—	(815)	—	(25,464)	14%	(25,503)
Intercompany eliminations	(259)	—	259	—	—	—	—

Total consolidated	$591,587	100%	$(248,004)	100%	$(180,658)	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Three Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
June 30, 2004	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

	(dollars in thousands)
Nextel Mexico	$185,591	61%	$(58,792)	46%	$(50,033)	53%	$76,766
Nextel Brazil	48,534	16%	(34,470)	27%	(9,614)	10%	4,450
Nextel Argentina	46,183	15%	(23,508)	18%	(11,722)	13%	10,953
Nextel Peru	23,344	8%	(11,521)	9%	(7,370)	8%	4,453
Corporate and other	364	—	(409)	—	(14,889)	16%	(14,934)
Intercompany eliminations	(120)	—	120	—	—	—	—

Total consolidated	$303,896	100%	$(128,580)	100%	$(93,628)	100%

      A discussion of the results of operations for each of our reportable segments is provided below.

b.	Nextel Mexico

		% of		% of
		Nextel		Nextel	Change from
		Mexico’s		Mexico’s	Previous Year
	June 30,	Operating	June 30,	Operating
	2005	Revenues	2004	Revenues	Dollars	Percent

	(dollars in thousands)
Six Months Ended
Operating revenues
Service and other revenues	$445,894	98%	$353,800	97%	$92,094	26%
Digital handset and accessory revenues	11,039	2%	10,318	3%	721	7%

	456,933	100%	364,118	100%	92,815	25%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(79,909)	(17)%	(63,123)	(17)%	(16,786)	27%
Cost of digital handsets and accessories	(56,170)	(13)%	(51,274)	(14)%	(4,896)	10%

	(136,079)	(30)%	(114,397)	(31)%	(21,682)	19%
Selling and marketing expenses	(63,032)	(14)%	(48,768)	(14)%	(14,264)	29%
General and administrative expenses	(68,630)	(15)%	(47,887)	(13)%	(20,743)	43%

Segment earnings	189,192	41%	153,066	42%	36,126	24%
Depreciation and amortization	(31,108)	(6)%	(34,626)	(9)%	3,518	(10)%

Operating income	158,084	35%	118,440	33%	39,644	33%
Interest expense, net	(9,834)	(2)%	(9,097)	(2)%	(737)	8%
Interest income	7,201	1%	1,204	—	5,997	NM
Foreign currency transaction gains, net	1,543	—	8,734	2%	(7,191)	(82)%
Other expense, net	(620)	—	(246)	—	(374)	152%

Income before income tax	$156,374	34%	$119,035	33%	$37,339	31%

Three Months Ended
Operating revenues
Service and other revenues	$233,015	98%	$180,407	97%	$52,608	29%
Digital handset and accessory revenues	5,912	2%	5,184	3%	728	14%

	238,927	100%	185,591	100%	53,336	29%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(42,609)	(18)%	(32,582)	(18)%	(10,027)	31%
Cost of digital handsets and accessories	(27,484)	(11)%	(26,210)	(14)%	(1,274)	5%

	(70,093)	(29)%	(58,792)	(32)%	(11,301)	19%
Selling and marketing expenses	(33,812)	(14)%	(24,856)	(13)%	(8,956)	36%
General and administrative expenses	(37,178)	(16)%	(25,177)	(14)%	(12,001)	48%

Segment earnings	97,844	41%	76,766	41%	21,078	27%
Depreciation and amortization	(15,936)	(7)%	(17,100)	(9)%	1,164	(7)%

Operating income	81,908	34%	59,666	32%	22,242	37%
Interest expense, net	(4,768)	(2)%	(4,190)	(2)%	(578)	14%
Interest income	4,043	2%	706	—	3,337	NM
Foreign currency transaction (losses) gains, net	(117)	—	1,451	1%	(1,568)	(108)%
Other expense, net	(493)	—	(11)	—	(482)	NM

Income before income tax	$80,573	34%	$57,622	31%	$22,951	40%

NM-Not Meaningful
      In accordance with accounting principles generally accepted in the United States, we translated Nextel Mexico’s results of operations using the average exchange rates for the six and three months ended June 30,

2005 and 2004. The average exchange rates of the Mexican peso for the six and three months ended June 30, 2005 appreciated against the U.S. dollar by 1% and 4%, respectively, from the six and three months ended June 30, 2004. As a result, compared to 2004, the components of Nextel Mexico’s results of operations for 2005 after translation into U.S. dollars reflect higher increases than would have occurred if it were not for the impact of the appreciation of the peso.
1. Operating revenues
      The $92.1 million, or 26%, and $52.6 million, or 29%, increases in service and other revenues from the six and three months ended June 30, 2004 to the same periods in 2005 are primarily due to the following:

•	26% and 25% increases in the average number of digital handsets in service from the six and three months ended June 30, 2004 to the same periods in 2005 resulting from Nextel Mexico’s expansion of service coverage into new markets, as well as growth in existing markets;

•	$3.3 million, or 26%, and $1.8 million, or 27%, increases in revenues generated from Nextel Mexico’s handset maintenance program from the six and three months ended June 30, 2004 to the same periods in 2005 due to growth in the number of Nextel Mexico’s customers that are utilizing this program; and

•	increases in average revenues per handset on a local currency basis largely due to price increases applied to the existing customer base.

2.	Cost of revenues
      The $16.8 million, or 27%, and $10.0 million, or 31%, increases in cost of service from the six and three months ended June 30, 2004 to the same periods in 2005 are principally due to the following:

•	$11.5 million, or 34%, and $7.1 million, or 41%, increases in interconnect costs generally resulting from 35% and 39% increases in total system minutes of use;

•	$3.9 million, or 49%, and $1.9 million, or 41%, increases in service and repair costs largely due to increased activity under Nextel Mexico’s handset maintenance program; and

•	$2.1 million, or 11%, and $1.7 million, or 19%, increases in direct switch and transmitter and receiver site costs resulting from a 14% increase in the number of transmitter and receiver sites in service from June 30, 2004 to June 30, 2005.
      The $4.9 million, or 10%, and $1.3 million, or 5%, increases in cost of digital handsets and accessories from the six and three months ended June 30, 2004 to the same periods in 2005 are primarily due to 16% and 17% increases in handset sales, respectively, which included a higher proportion of more expensive models during 2004 compared to 2005, as well as increases in handset upgrades provided to current customers.

3.	Selling and marketing expenses
      The $14.3 million, or 29%, and $9.0 million, or 36%, increases in selling and marketing expenses from the six and three months ended June 30, 2004 to the same periods in 2005 are primarily a result of the following:

•	$7.7 million, or 42%, and $5.2 million, or 55%, increases in indirect commissions primarily due to 24% and 27% increases in handset sales by Nextel Mexico’s outside dealers, as well as an increase in indirect commissions per handset sale;

•	$3.7 million, or 34%, and $2.3 million, or 42%, increases in advertising costs largely due to the launch of new rate plans in 2005, international Direct Connect campaigns, which were launched in the middle of 2004, the launch of new markets and objectives to reinforce market awareness of the Nextel brandname; and

•	$2.1 million, or 12%, and $1.1 million, or 12%, increases in direct commissions and payroll expenses principally due to 2% and 1% increases in handset sales by Nextel Mexico’s sales personnel.

4.	General and administrative expenses
      The $20.7 million, or 43%, and $12.0 million, or 48%, increases in general and administrative expenses from the six and three months ended June 30, 2004 to the same periods in 2005 are largely a result of the following:

•	$11.5 million, or 92%, and $6.0 million, or 83%, increases in general corporate costs resulting from increases in payroll and related expenses caused by more general and administrative personnel and an increase in facilities and administrative expenses due to higher business insurance expenses;

•	$3.9 million, or 27%, and $2.1 million, or 29%, increases in spectrum license fees;

•	$2.9 million, or 21%, and $2.0 million, or 28%, increases in customer care expenses primarily due to increases in payroll and employee related expenses caused by an increase in customer care personnel necessary to support a larger customer base; and

•	$1.8 million and $1.4 million, increases in bad debt expense, which increased slightly as a percentage of revenues from 0.3% for both periods in 2004 to 0.6% and 0.8% in 2005.

5.	Depreciation and amortization
      The $3.5 million, or 10%, and $1.2 million, or 7%, decreases in depreciation and amortization from the six and three months ended June 30, 2004 to the same periods in 2005 are primarily a result of a decrease in amortization due to a reversal recorded primarily in the fourth quarter of 2004 of certain valuation allowances for deferred tax assets that were created in connection with our application of fresh-start accounting and which we recorded as a reduction to the intangible assets that existed as of the date of our application of fresh-start accounting. This decrease is partially offset by an increase in depreciation resulting from an increase in Nextel Mexico’s property, plant and equipment as a result of the continued build-out of Nextel Mexico’s digital mobile network.

6.	Interest income
      The $6.0 million and $3.3 million, increases in interest income from the six and three months ended June 30, 2004 to the same periods in 2005 are largely a result of an increase in Mexico’s average cash balances resulting primarily from cash generated from operations.

7.	Foreign currency transaction gains net
      Foreign currency transaction gains of $8.7 million and $1.5 million for the six and three months ended June 30, 2004 are mostly due to the relative strengthening of the peso compared to the U.S. dollar on Nextel Mexico’s U.S. dollar-denominated liabilities, primarily its portion of the international equipment facility, which was paid off in July 2004.

c. Nextel Brazil

		% of		% of
		Nextel		Nextel	Change from
		Brazil’s		Brazil’s	Previous Year
	June 30,	Operating	June 30,	Operating
	2005	Revenues	2004	Revenues	Dollars	Percent

	(dollars in thousands)
Six Months Ended
Operating revenues
Service and other revenues	$132,919	92%	$84,868	90%	$48,051	57%
Digital handset and accessory revenues	11,410	8%	8,913	10%	2,497	28%

	144,329	100%	93,781	100%	50,548	54%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(56,629)	(39)%	(39,202)	(42)%	(17,427)	44%
Cost of digital handsets and accessories	(26,232)	(18)%	(24,995)	(26)%	(1,237)	5%

	(82,861)	(57)%	(64,197)	(68)%	(18,664)	29%
Selling and marketing expenses	(17,842)	(13)%	(13,519)	(15)%	(4,323)	32%
General and administrative expenses	(29,924)	(21)%	(8,785)	(9)%	(21,139)	241%

Segment earnings	13,702	9%	7,280	8%	6,422	88%
Depreciation and amortization	(12,459)	(8)%	(5,521)	(6)%	(6,938)	126%

Operating income	1,243	1%	1,759	2%	(516)	(29)%
Interest expense, net	(7,122)	(5)%	(5,020)	(5)%	(2,102)	42%
Interest income	891	1%	1,193	1%	(302)	25%
Foreign currency transaction gains (losses), net	264	—	(532)	(1)%	796	(150)%
Other (expense) income, net	(2,737)	(2)%	1,980	2%	(4,717)	(238)%

Loss before income tax	$(7,461)	(5)%	$(620)	(1)%	$(6,841)	NM

Three Months Ended
Operating revenues
Service and other revenues	$70,674	92%	$43,053	89%	$27,621	64%
Digital handset and accessory revenues	6,211	8%	5,481	11%	730	13%

	76,885	100%	48,534	100%	28,351	58%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(25,936)	(34)%	(20,519)	(42)%	(5,417)	26%
Cost of digital handsets and accessories	(13,434)	(17)%	(13,951)	(29)%	517	(4)%

	(39,370)	(51)%	(34,470)	(71)%	(4,900)	14%
Selling and marketing expenses	(10,358)	(14)%	(7,279)	(15)%	(3,079)	42%
General and administrative expenses	(16,488)	(21)%	(2,335)	(5)%	(14,153)	NM

Segment earnings	10,669	14%	4,450	9%	6,219	140%
Depreciation and amortization	(7,080)	(9)%	(2,884)	(6)%	(4,196)	145%

Operating income	3,589	5%	1,566	3%	2,023	129%
Interest expense, net	(4,028)	(5)%	(2,256)	(4)%	(1,772)	79%
Interest income	505	1%	453	1%	52	11%
Foreign currency transaction gains (losses), net	127	—	(496)	(1)%	623	(126)%
Other (expense) income, net	(1,003)	(2)%	2,494	5%	(3,497)	(140)%

(Loss) Income before income tax	$(810)	(1)%	$1,761	4%	$(2,571)	(146)%

NM-Not Meaningful
      In accordance with accounting principles generally accepted in the United States, we translated Nextel Brazil’s results of operations using the average exchange rates for the six and three months ended June 30, 2005 and 2004. The average exchange rates for the six and three months ended June 30, 2005 appreciated against the U.S. dollar by 23% and 16%, respectively from the six and three months ended June 30, 2004. As a result, compared to 2004, the components of Nextel Brazil’s results of operations for the first six months of 2005 after translation into U.S. dollars reflect higher increases than would have occurred if it were not for the appreciation of the real.
1. Operating revenues
      The $48.1 million, or 57%, and $27.6 million, or 64%, increases in service and other revenues from the six and three months ended June 30, 2004 to the same periods in 2005 are primarily a result of the following:

•	26% increase in the average number of digital handsets in service resulting from growth in Nextel Brazil’s existing markets;

•	significant increases in average revenue per handset, mostly caused by higher access revenues and an increase in revenues generated from calling-party-pays service agreements; and

•	$5.6 million and $2.9 million increases in revenue related to Nextel Brazil’s handset maintenance program.
      The $2.5 million, or 28%, and $0.7 million, or 13%, increases in digital handset and accessory revenues from the six and three months ended June 30, 2004 to the same periods in 2005 are largely the result of 26% and 23% increases in handset sales, as well as a change in mix of handset sold and leased, which included a higher proportion of higher end models during 2005 compared to 2004 when more refurbished handsets were sold.
2. Cost of revenues
      The $17.4 million, or 44%, and $5.4 million, or 26%, increases in cost of service are primarily due to the following:

•	$6.5 million, or 51%, and $3.9 million, or 61%, increases from the six and three months ended June 30, 2004 to the same periods in 2005 due to increases in direct switch and transmitter and receiver site costs as a result of a 19% increase in the number of transmitter and receiver sites in service from June 30, 2004 to June 30, 2005, as well as an increase in costs per site in service;

•	$4.6 million and $1.4 million increases from the six and three months ended June 30, 2004 to the same periods in 2005 mainly due to increases in service and repair costs primarily as a result of an increase in subscribers participating under Nextel Brazil’s handset maintenance program; and

•	$5.5 million, or 24%, increases in interconnect costs from the six months ended June 30, 2004 to the six months ended June 30, 2005 mainly resulting from a 45% increase in total minutes of use, partially offset by a reduction of $6.6 million due to new interconnect regulations that have the effect of treating Nextel Brazil on the same basis with respect to billing for use of other mobile networks as other Brazilian wireless operators currently have in place.
3. Selling and marketing expenses
      The $4.3 million, or 32%, and $3.1 million, or 42%, increases in selling and marketing expenses from the six and three months ended June 30, 2004 to the same periods in 2005 are principally due to the following:

•	$1.6 million, or 24%, and $1.1 million, or 32%, increases in payroll and direct commissions largely as a result of 30% and 25% increases in handset sales by Nextel Brazil’s internal salesforce;

•	$1.2 million, or 50%, and $1.0 million, or 66%, increases in advertising expenses due to more advertising campaigns in the first and second quarters of 2005 primarily as a result of increased initiatives related to overall subscriber growth; and

•	$0.9 million, or 30%, and $0.7 million, or 41%, increases in indirect commissions resulting from 20% and 21% increases in handset sales by Nextel Brazil’s indirect dealers.

4. General and administrative expenses
      The $21.1 million and $14.2 million increases in general and administrative expenses from the six and three months ended June 30, 2004 to the same periods in 2005 are primarily a result of the following:

•	$4.1 million and $1.8 million increases in bad debt expense, which increased as a percentage of revenues from 1.3% and 1.0% in 2004 to 3.6% and 3.0% in the same periods in 2005, primarily related to certain municipal accounts that temporarily suspended payments of all services but which have recently begun to pay;

•	$3.0 million, or 47%, and $1.9 million, or 60%, increases in customer care expenses resulting from an increase in payroll and related expenses due to more customer care personnel necessary to support a larger customer base; and

•	$14.2 million and $10.4 million increases in general corporate costs mainly due to $9.3 million and $6.8 million in tax and other contingency reversals that we recorded as reductions to general and administrative expenses during the six and three months ended June 30, 2004 related to the expiration of the statute of limitations and the favorable resolution of other contingencies.
5. Depreciation and amortization
      The $6.9 million, or 126%, and $4.2 million, or 145%, increases in depreciation and amortization from the six and three months ended June 30, 2004 to the same periods in 2005 are primarily due to increased depreciation on Nextel Brazil’s significantly higher property, plant and equipment base as a result of the continued build-out of Nextel Brazil’s digital mobile network.
6. Interest expense, net
      The $2.1 million, or 42%, and $1.8 million, or 79%, increases in interest expense from the six and three months ended June 30, 2004 to the same periods in 2005 are primarily the result of increased interest incurred on Nextel Brazil’s tower financing obligations.
7. Other (expense) income, net
      Net other income of $2.0 million and $2.5 million for the six and three months ended June 30, 2004 is largely the result of the reversal of monetary corrections that were recorded related to contingencies that resulted in the recognition of other income in these periods. Net other expense of $2.7 million and $1.0 million for the six and three months ended June 30, 2005 primarily relate to monetary corrections.

d. Nextel Argentina

		% of		% of
		Nextel		Nextel	Change from
		Argentina’s		Argentina’s	Previous Year
	June 30,	Operating	June 30,	Operating
	2005	Revenues	2004	Revenues	Dollars	Percent

	(dollars in thousands)
Six Months Ended
Operating revenues
Service and other revenues	$114,750	92%	$78,909	91%	$35,841	45%
Digital handset and accessory revenues	10,470	8%	7,950	9%	2,520	32%

	125,220	100%	86,859	100%	38,361	44%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(40,271)	(32)%	(29,544)	(34)%	(10,727)	36%
Cost of digital handsets and accessories	(19,416)	(16)%	(15,019)	(17)%	(4,397)	29%

	(59,687)	(48)%	(44,563)	(51)%	(15,124)	34%
Selling and marketing expenses	(9,736)	(8)%	(6,995)	(8)%	(2,741)	39%
General and administrative expenses	(21,852)	(17)%	(15,186)	(18)%	(6,666)	44%

Segment earnings	33,945	27%	20,115	23%	13,830	69%
Depreciation and amortization	(7,732)	(6)%	(4,974)	(6)%	(2,758)	55%

Operating income	26,213	21%	15,141	17%	11,072	73%
Interest expense, net	(1,202)	(1)%	(33)	—	(1,169)	NM
Interest income	221	—	206	—	15	7%
Foreign currency transaction gains, net	217	—	40	—	177	NM
Other (expense) income, net	(6)	—	344	1%	(350)	(102)%

Income before income tax	$25,443	20%	$15,698	18%	$9,745	62%

Three Months Ended
Operating revenues
Service and other revenues	$60,900	91%	$41,728	90%	$19,172	46%
Digital handset and accessory revenues	5,862	9%	4,455	10%	1,407	32%

	66,762	100%	46,183	100%	20,579	45%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(20,909)	(32)%	(15,629)	(34)%	(5,280)	34%
Cost of digital handsets and accessories	(10,816)	(16)%	(7,879)	(17)%	(2,937)	37%

	(31,725)	(48)%	(23,508)	(51)%	(8,217)	35%
Selling and marketing expenses	(5,350)	(8)%	(3,815)	(8)%	(1,536)	40%
General and administrative expenses	(11,511)	(17)%	(7,907)	(17)%	(3,604)	46%

Segment earnings	18,176	27%	10,953	24%	7,222	66%
Depreciation and amortization	(4,364)	(6)%	(2,457)	(6)%	(1,906)	78%

Operating income	13,812	21%	8,496	18%	5,316	63%
Interest expense, net	(613)	(1)%	(32)	—	(581)	NM
Interest income	126	—	105	—	21	20%
Foreign currency transaction gains, net	130	—	606	2%	(476)	(79)%
Other (expense) income, net	(16)	—	344	1%	(360)	(105)%

Income before income tax	$13,439	20%	$9,519	21%	$3,920	41%

NM-Not Meaningful

      In accordance with accounting principles generally accepted in the United States, we translated Nextel Argentina’s results of operations using the average exchange rates for the six and three months ended June 30, 2005 and 2004. The average exchange rates of the Argentine peso for the six months ended June 30 2005 remained constant against the U.S. dollar from the same period in 2004. The average exchange rates of the Argentine peso for the three months ended June 30, 2005 appreciated against the U.S. dollar by 1% from the same period in 2004.
1. Operating revenues
      The $35.8 million, or 45%, and $19.2 million, or 46%, increases in service and other revenues from the six and three months ended June 30, 2004 to the same periods in 2005 are primarily a result of the following:

•	a 35% increase in the average number of digital handsets in service, resulting primarily from growth in Nextel Argentina’s existing markets;

•	increases in average revenues per handset, mostly caused by higher access revenues and an increase in revenues generated from calling-party-pays agreements; and

•	$4.7 million, or 85%, and $2.6 million, or 83%, increases in revenues generated from Nextel Argentina’s handset maintenance program due to a growth in the number of Nextel Argentina’s customers that are utilizing this program.
      The $2.5 million, or 32%, and $1.4 million, or 32%, increases in digital handset and accessory revenues from the six and three months ended June 30, 2004 to the same periods in 2005 are due to 23% and 28% increases in handset sales, as well as a change in the mix of handsets sold and leased, which included a significantly larger proportion of more expensive models during 2005 compared to 2004 when more lower cost and refurbished models were sold and leased in Argentina.
2. Cost of revenues
      The $10.7 million, or 36%, and $5.3 million, or 34%, increases in cost of service from the six and three months ended June 30, 2004 to the same periods in 2005 are principally a result of the following:

•	$7.4 million, or 51%, and $4.2 million, or 55%, increases in interconnect costs largely as a result of 43% and 42% increases in total system minutes of use; and

•	$3.0 million, or 45%, and $1.6 million, or 46%, increases in direct switch and transmitter and receiver site costs due to a 17% increase in the number of transmitter and receiver sites in service from June 30, 2004 to June 30, 2005 as well as an increase in new claims from municipalities.
      The $4.4 million, or 29%, and $2.9 million, or 37%, increases in cost of digital handsets and accessories are largely a result of 23% and 28% increases in handset sales as well as $3.7 million and $2.2 million increases in costs related to handset upgrades due to a change in the mix of handsets upgraded, which included a significantly larger proportion of expensive models during the first half of 2005 compared to the first half of 2004 when more lower cost and refurbished models were sold and leased in Argentina.
3. Selling and marketing expenses
      The $2.7 million, or 39%, and $1.5 million, or 40%, increases in selling and marketing expenses from the six and three months ended June 30, 2004 to the same periods in 2005 are largely a result of the following:

•	$1.1 million, or 45%, and $0.7 million, or 52%, increases in indirect commissions primarily due to 38% and 46% increases in handset sales obtained through indirect channels;

•	$0.8 million, or 24%, and $0.6 million, or 33%, increases in other sales costs largely due to increases in direct commissions resulting from 11% and 12% increases in handset sales obtained through direct channels; and

•	$0.7 million, or 93%, and $0.2 million, or 41%, increases in advertising expenses primarily related to efforts to reinforce market awareness of the Nextel brandname and support the launch of the Atlantic Coast region.

4. General and administrative expenses
      The $6.7 million, or 44%, and $3.6 million, or 46%, increases in general and administrative expenses from the six and three months ended June 30, 2004 to the same periods in 2005 are largely a result of the following:

•	$2.2 million, or 34%, and $1.2 million, or 39%, increases in certain revenue-based taxes in Argentina;

•	$1.6 million, or 41%, and $0.8 million, or 32%, increases in general corporate costs resulting from increases in payroll and related expenses and financial and Sarbanes-Oxley Act Section 404 audit costs;

•	$1.3 million and $0.8 million increases in bad debt expense, which also increased as percentages of revenues, largely as the result of higher revenues as well as a change in Nextel Argentina’s customer mix as their customer base continues to expand; and

•	$1.0 million, or 32%, and $0.5 million, or 30%, increases in customer care expenses primarily as a result of an increase in average customer care and billing operations headcount caused by the need to support a growing customer base.
5. Depreciation and amortization
      The $2.8 million, or 55%, and $1.9 million, or 78%, increases in depreciation and amortization from the six and three months ended June 30, 2004 to the six and three months ended June 30, 2005 are due to increased depreciation resulting from a significant increase in Nextel Argentina’s gross property, plant and equipment.
e. Nextel Peru

		% of		% of
		Nextel		Nextel	Change from
		Peru’s		Peru’s	Previous Year
	June 30,	Operating	June 30,	Operating
	2005	Revenues	2004	Revenues	Dollars	Percent

	(dollars in thousands)
Six Months Ended
Operating revenues
Service and other revenues	$51,383	95%	$45,262	98%	$6,121	14%
Digital handset and accessory revenues	2,436	5%	1,050	2%	1,386	132%

	53,819	100%	46,312	100%	7,507	16%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(16,924)	(32)%	(17,127)	(37)%	203	(1)%
Cost of digital handsets and accessories	(8,743)	(16)%	(7,164)	(15)%	(1,579)	22%

	(25,667)	(48)%	(24,291)	(52)%	(1,376)	6%
Selling and marketing expenses	(6,219)	(11)%	(5,727)	(13)%	(492)	9%
General and administrative expenses	(10,126)	(19)%	(8,327)	(18)%	(1,799)	22%

Segment earnings	11,807	22%	7,967	17%	3,840	48%
Depreciation and amortization	(4,012)	(8)%	(2,552)	(5)%	(1,460)	57%

Operating income	7,795	14%	5,415	12%	2,380	44%
Interest expense, net	(75)	—	(117)	—	42	(36)%
Interest income	305	1%	1,278	2%	(973)	(76)%
Foreign currency transaction gains (losses), net	47	—	(2)	—	49	NM
Other expense, net	(8)	—	(100)	—	92	(92)%

Income before income tax	$8,064	15%	$6,474	14%	$1,590	25%

		% of		% of
		Nextel		Nextel	Change from
		Peru’s		Peru’s	Previous Year
	June 30,	Operating	June 30,	Operating
	2005	Revenues	2004	Revenues	Dollars	Percent

	(dollars in thousands)
Three Months Ended
Operating revenues
Service and other revenues	$26,449	95%	$22,819	98%	$3,630	16%
Digital handset and accessory revenues	1,358	5%	525	2%	833	159%

	27,807	100%	23,344	100%	4,463	19%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(8,251)	(30)%	(8,379)	(36)%	128	(2)%
Cost of digital handsets and accessories	(4,577)	(16)%	(3,142)	(13)%	(1,435)	46%

	(12,828)	(46)%	(11,521)	(49)%	(1,307)	11%
Selling and marketing expenses	(3,386)	(12)%	(3,077)	(13)%	(309)	10%
General and administrative expenses	(5,131)	(19)%	(4,293)	(19)%	(838)	20%

Segment earnings	6,462	23%	4,453	19%	2,009	45%
Depreciation and amortization	(2,103)	(7)%	(1,379)	(6)%	(724)	53%

Operating income	4,359	16%	3,074	13%	1,285	42%
Interest expense, net	(40)	—	(32)	—	(8)	25%
Interest income	182	—	1,238	5%	(1,056)	(85)%
Foreign currency transaction gains (losses), net	10	—	(8)	—	18	NM
Other income (expense), net	1	—	(1)	—	2	NM

Income before income tax	$4,512	16%	$4,271	18%	$241	6%

NM-Not Meaningful
      The U.S. dollar is the functional currency in Peru. As a result, Nextel Peru’s results of operations are not significantly impacted by the changes in the U.S. dollar to Peruvian sol exchange rate.
1. Operating revenues
      The $6.1 million, or 14%, and $3.6 million, or 16%, increases in service and other revenues from the six and three months ended June 30, 2004 to the same periods in 2005 are primarily due to 28% and 30% increases in the average number of digital handsets in service, partially offset by decreases in average revenue per handset mainly resulting from increased competition.
      The $1.4 million and $0.8 million increases in digital handset and accessory revenues from the six and three months ended June 30, 2004 to the same periods in 2005, are primarily the result of 37% and 34% increases in handset sales mainly as a result of a stronger local economy as well as Nextel Peru’s strategy of increasing penetration in small to mid-size accounts.
2. Cost of revenues
      The $1.6 million, or 22%, and $1.4 million, or 46%, increases in cost of digital handsets and accessories from the six and three months ended June 30, 2004 to the same periods in 2005 are largely a result of $1.7 million, or 34%, and $1.2 million, or 55%, increases in costs incurred from new handset sales, as well as a change in the mix of handset sold and leased, which included a higher proportion of expensive models during 2005 compared to 2004 when more refurbished handsets were sold. These increases were partially offset by a slight decrease in costs incurred from handset upgrades.

3. General and administrative expenses
      The $1.8 million, or 22%, and $0.8 million, or 20%, increases in general and administrative expenses from the six and three months ended June 30, 2004 to the same periods in 2005 are primarily due to $1.2 million, or 44%, and $0.6 million, or 40%, increases in general corporate cost largely due to an increase in general and administrative personnel and various taxes paid to regulatory agencies. The remaining increases are due to increases in customer care personnel necessary to support a large customer base.
4. Depreciation and amortization
      The $1.5 million, or 57%, and $0.7 million, or 53%, increases in depreciation and amortization from the six and three months ended June 30, 2004 to the same periods in 2005 are primarily due to increased depreciation resulting from an increase in Nextel Peru’s property, plant and equipment.
f. Corporate and other

		% of		% of
		Corporate		Corporate	Change from
		and other		and other	Previous Year
	June 30,	Operating	June 30,	Operating
	2005	Revenues	2004	Revenues	Dollars	Percent

	(dollars in thousands)
Six Months Ended
Operating revenues
Service and other revenues	$857	100%	$776	100%	$81	10%
Digital handset and accessory revenues	—	—	—	—	—	—

	857	100%	776	100%	81	10%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(900)	(105)%	(815)	(105)%	(85)	10%
Cost of digital handsets and accessories	—	—	—	—	—	—

	(900)	(105)%	(815)	(105)%	(85)	10%
Selling and marketing expenses	(2,343)	(273)%	(2,158)	(278)%	(185)	9%
General and administrative expenses	(27,444)	NM	(23,306)	NM	(4,138)	18%

Segment losses	(29,830)	NM	(25,503)	NM	(4,327)	17%
Depreciation and amortization	(754)	(88)%	(477)	(61)%	(277)	58%

Operating loss	(30,584)	NM	(25,980)	NM	(4,604)	18%
Interest expense, net	(7,965)	NM	(12,654)	NM	4,689	(37)%
Interest income	1,529	178%	1,561	201%	(32)	(2)%
Debt conversion expense	(8,930)	NM	—	—	(8,930)	NM
Loss on early extinguishment of debt, net	—	—	(79,327)	NM	79,327	(100)%
Foreign currency transaction losses, net	(4)	—	(7)	(1)%	3	(43)%
Other expense, net	(299)	(35)%	(225)	(29)%	(74)	33%

Loss before income tax	$(46,253)	NM	$(116,632)	NM	$70,379	(60)%

		% of		% of
		Corporate		Corporate	Change from
		and other		and other	Previous Year
	June 30,	Operating	June 30,	Operating
	2005	Revenues	2004	Revenues	Dollars	Percent

	(dollars in thousands)
Three Months Ended
Operating revenues
Service and other revenues	$433	100%	$364	100%	$69	19%
Digital handset and accessory revenues	—	—	—	—	—	—

	433	100%	364	100%	69	19%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(330)	(76)%	(409)	(112)%	79	(19)%
Cost of digital handsets and accessories	—	—	—	—	—	—

	(330)	(76)%	(409)	(112)%	79	(19)%
Selling and marketing expenses	(1,314)	(303)%	(1,041)	(286)%	(273)	26%
General and administrative expenses	(13,428)	NM	(13,848)	NM	420	(3)%

Segment losses	(14,639)	NM	(14,934)	NM	295	(2)%
Depreciation and amortization	(387)	(89)%	(260)	(71)%	(127)	49%

Operating loss	(15,026)	NM	(15,194)	NM	168	(1)%
Interest expense, net	(3,909)	NM	(4,396)	NM	487	(11)%
Interest income	751	173%	703	193%	48	7%
Debt conversion expense	(8,930)	NM	—	—	(8,930)	NM
Foreign currency transaction gains (losses), net	3	1%	(2)	1%	5	NM
Other expense, net	(157)	(36)%	(93)	(26)%	(64)	69%

Loss before income tax	$(27,268)	NM	$(18,982)	NM	$(8,286)	44%

NM-Not Meaningful
      Corporate and other operating revenues and cost of revenues primarily represent the results of analog operations reported by Nextel Chile.
1. General and administrative expenses
      The $4.1 million, or 18%, increase in general and administrative expenses from the six months ended June 30, 2004 to the six months ended June 30, 2005 is primarily due to an increase in corporate payroll and related expenses, an increase in outside service costs specifically for audit, tax, Sarbanes-Oxley-related, restatement and consulting activities and a $1.7 million increase in stock compensation expense for restricted stock.
2. Interest expense, net
      The $4.7 million, or 37%, decrease in net interest expense from the six months ended June 30, 2004 to the six months ended June 30, 2005 is substantially the result of the elimination of interest related to our 13.0% senior secured discount notes in connection with the retirement of all of these notes during the first half of 2004 and a decrease in interest expense related to the elimination of interest related to our international equipment facility, which was extinguished in 2004.
3. Debt conversion expense
      Debt conversion expense represents an inducement that we paid in connection with the conversion of $88.5 million of our 3.5% convertible notes that occurred during the second quarter in 2005.

4. Loss on early extinguishment of debt, net
      The $79.3 million net loss on early extinguishment of debt for the six months ended June 30, 2004 represents a loss we incurred in connection with the retirement of substantially all of our 13.0% senior secured discount notes through a cash tender offer in March 2004.
Liquidity and Capital Resources
      We had a working capital surplus of $453.5 million as of June 30, 2005 and $260.4 million as of December 31, 2004. The increase in our working capital is largely the result of increased cash balances due to $250.0 million cash received from the draw-down of our Mexico syndicated loan.
      We recognized net income of $75.6 million and $30.5 million for the six and three months ended June 30, 2005. We recognized a net loss of $22.0 million for the six months ended June 30, 2004 primarily due to the recognition of a $79.3 million loss on the early extinguishment of substantially all of our senior secured discount notes. We recognized net income of $29.8 million for the three months ended June 30, 2004. During 2004 and the first half of 2005, our operating revenues have more than offset our operating expenses, excluding depreciation and amortization, and cash capital expenditures. While we expect this trend to continue, if business conditions, timing of capital expenditures or expansion plans change, we may not be able to maintain this trend. See “Future Capital Needs and Resources” for a discussion of our future outlook and anticipated sources and uses of funds for the remainder of 2005.
      Cash Flows. Our operating activities provided us with $103.4 million of net cash during the six months ended June 30, 2005 and $78.9 million of net cash during the six months ended June 30, 2004. The $24.5 million increase in generation of cash is primarily due to a decrease in cash paid for interest.
      We used $165.0 million of net cash in our investing activities during the six months ended June 30, 2005 compared to $131.0 million during the six months ended June 30, 2004. The $34.0 million increase in cash used in our investing activities is primarily due to a $67.6 million increase in cash capital expenditures during the first half of 2005 compared to the same period in 2004 related to the accelerated build out of our digital mobile network, partially offset by a $26.7 million increase in proceeds from the maturity of short-term investments.
      Our financing activities provided us with $267.4 million of net cash during the six months ended June 30, 2005 compared to $11.4 million during the six months ended June 30, 2004. The $256.0 million increase is primarily due to the draw down of $250.0 million of our syndicated loan facility in May 2005 as well as the following activities which occurred during the first half of 2004:

•	$300.0 million in gross proceeds that we raised in connection with the issuance of our 2.875% convertible notes;
      partially offset by:

•	$211.2 million in cash that we used to retire our 13.0% senior secured discount notes in connection with our tender offer;

•	$72.5 million in cash that we used to repay a portion of our international credit facility with Motorola; and

•	$8.5 million in cash that we used to pay debt financing costs in connection with the issuance of our 2.875% convertible notes.
Future Capital Needs and Resources
      Capital Resources. Our ongoing capital resources depend on a variety of factors, including our existing cash balance, cash flows generated by our operating companies and external financial sources that may be available. As of June 30, 2005, our capital resources included $555.8 million of cash and available short-term investments. Our ability to generate sufficient net cash from our operating activities is dependent upon, among other things:

•	the amount of revenue we are able to generate and collect from our customers;

•	the amount of operating expenses required to provide our services;

•	the cost of acquiring and retaining customers, including the subsidies we incur to provide handsets to both our new and existing customers;

•	our ability to continue to grow our customer base; and

•	fluctuations in foreign exchange rates.
      In October 2004, we closed on a $250.0 million, five year syndicated loan facility in Mexico. Of the total amount of the facility, $129.0 million is denominated in U.S. dollars, with a floating interest rate based on LIBOR, $31.0 million is denominated in Mexican pesos, with a floating interest rate based on the Mexican reference rate TIIE, and $90.0 million is denominated in Mexican pesos, at an interest rate fixed at the time of funding. In April 2005, we amended the credit agreement for the syndicated loan facility to extend the availability period until May 31, 2005, and in May 2005, we drew down on the loan facility for the entire $250.0 million.
      In July 2005, Nextel Mexico entered into an interest rate swap agreement to hedge the variability of future cash flows associated with the $31.0 million Mexican peso denominated variable rate portion of its $250.0 million syndicated loan facility. Under the interest rate swap, Nextel Mexico agreed to exchange the difference between the variable Mexican reference rate TIIE and a fixed rate, based on a notional amount of $31.0 million. The interest rate swap will fix the amount of interest expense associated with this portion of the syndicated loan facility commencing on August 31, 2005 and continuing over the life of the facility based on a fixed rate of about 11.95% per year.
      Under an existing agreement with American Tower Corporation, during the first half of 2005 we received $0.6 million from tower sale-leaseback transactions in Mexico and Brazil. In addition, Nextel Brazil has a facility in place under which it can finance handset purchases. Borrowings under this facility have 180 day maturities and interest is prepaid in U.S. dollars at variable market rates. As of June 30, 2005, there were no amounts outstanding under the Nextel Brazil handset credit facility.
      On June 10, 2005 and June 21, 2005, $40.0 million and $48.5 million, respectively, principal face amount of our 3.5% convertible notes were converted into 1,500,000 shares and 1,817,925 shares (37.5 shares issued per $1,000 of debt principal multiplied by the debt principal) in accordance with the original terms of the debt agreement. In connection with these conversions, we paid in the aggregate $8.9 million in cash as an inducement as well as $0.8 million of accrued interest.
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
      The following table sets forth the amounts and timing of contractual payments for our most significant contractual obligations determined as of June 30, 2005. The information in the table reflects future unconditional payments and is based upon, among other things, the current terms of the relevant agreements, appropriate classification of items under accounting principles generally accepted in the United States that are currently in effect and certain assumptions, such as future interest rates. Future events could cause actual payments to differ significantly from these amounts. See “Forward Looking Statements.” Except as required by law, we disclaim any obligation to modify or update the information contained in the table.

	Payments due by period

	Less than			More than 5
Contractual Obligations	1 Year	1-3 Years	3-5 Years	Years	Total

	(in thousands)
Convertible notes(1)	$11,828	$23,657	$23,657	$673,799	$732,941
Tower financing obligations(1)	34,064	68,127	68,126	269,867	440,184
Spectrum fees (2)	12,400	24,800	24,800	181,867	243,867
Spectrum acquisition obligations	2,000	—	—	—	2,000
Operating leases(3)	37,491	69,766	59,556	59,250	226,063
Purchase obligations(4)	70,561	2,212	—	—	72,773
Other long-term obligations(5)	—	—	—	65,701	65,701

Total contractual commitments	$168,344	$188,562	$176,139	$1,250,484	$1,783,529

(1)	These amounts include estimated principal and interest payments based on our expectations as to future interest rates, assuming the current payment schedule.

(2)	These amounts do no include variable fees based on certain operating revenues and are subject to increases in the Mexican Consumer Pricing Index.

(3)	These amounts principally include future lease costs, transmitter and receiver sites and switches and office facilities as of June 30, 2005.

(4)	These amounts represent maximum contractual purchase obligations under various agreements with our vendors.

(5)	The amounts due in more than five years include our current estimates of asset retirement obligations based on our expectations as to future retirement costs, inflation rates and timing of retirements.
      Capital Expenditures. Our capital expenditures, including capitalized interest, were $192.5 million for the six months ended June 30, 2005 compared to $92.8 million for the six months ended June 30, 2004 mostly as a result of the continued build-out of our digital mobile network during the first and second quarters of 2005. In the future, we expect to finance our capital spending using the most effective combination of cash from operations, cash on hand, cash from tower-sale leaseback transactions and any other external financing that becomes available. Our capital spending is driven by several factors, including:

•	the construction of additional transmitter and receiver sites to increase system capacity and maintain system quality and the installation of related switching equipment in some of our existing market coverage areas;

•	the enhancement of our digital mobile network coverage around some major market areas;

•	the expansion of our digital mobile network to new market areas;

•	enhancements to our existing iDEN technology to increase voice capacity; and

•	non-network related information technology projects.
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
      Future Outlook. We believe that our current business plan, which contemplates significant expansions in Mexico and some expansions in Brazil, will not require any additional external funding and that we will be able to operate and grow our business while servicing our debt obligations. Our revenues are primarily denominated in foreign currencies. We expect that if current foreign currency exchange rates do not significantly adversely change, we will continue to generate net income for the foreseeable future. See “Forward Looking Statements.”
      In making our assessments of a fully funded business plan and net income, we have considered:

•	cash, cash equivalents and short-term investments on hand and available to fund our operations as of June 30, 2005 of $555.8 million;

•	expected cash flows from operations;

•	the anticipated level of capital expenditures;

•	the anticipated level of spectrum acquisitions;

•	our scheduled debt service; and

•	cash taxes.
      If our business plans change, including as a result of changes in technology, or if we decide to expand into new markets or further in our existing markets, as a result of the construction of additional portions of our network or the acquisition of competitors or others, or if economic conditions in any of our markets generally, or competitive practices in the mobile wireless telecommunications industry change materially from those currently prevailing or from those now anticipated, or if other presently unexpected circumstances arise that have a material effect on the cash flow or profitability of our mobile wireless business, then the anticipated cash needs of our business as well as the conclusions presented herein as to the adequacy of the available sources of cash and timing on our ability to generate net income could change significantly. Any of these events or circumstances could involve significant additional funding needs in excess of the identified currently available sources, and could require us to raise additional capital to meet those needs. In addition, we continue to assess the opportunities to raise additional funding on attractive terms and conditions and at times that do not involve any of these events or circumstances and may do so if the opportunity presents itself. However, our ability to seek additional capital, if necessary, is subject to a variety of additional factors that we cannot presently predict with certainty, including:

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
Effect of New Accounting Standards
      In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement No. 153, “Exchanges of Nonmonetary Assets — An Amendment APB Opinion No. 29,” or SFAS 153, to produce financial reporting that more accurately represents the economics of nonmonetary exchange transactions. APB Opinion No. 29, or APB 29, provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS 153 to have a material impact on our financial statements.

      In December 2004, the FASB issued its final standard on accounting for share-based payments, Statement No. 123R, “Share-Based Payment — An Amendment of FASB Statements No. 123 and 95,” or SFAS 123R, that requires companies to expense the value of employee stock options and similar awards. In April 2005, the Securities and Exchange Commission, or SEC, approved a new rule that delays the effective date of SFAS 123R, giving companies more time to develop their implementation strategies. Under the SEC’s rule, SFAS 123R is now effective for public companies for annual periods that begin after June 15, 2005 and applies to all outstanding and unvested share-based payment awards at a company’s adoption date. The provisions of SFAS 123R are effective for our financial statements issued subsequent to January 1, 2006. The adoption of SFAS 123R will require us to treat the fair value of share-based payment awards that are within its scope as compensation expense in the statement of operations beginning on the date that we grant the awards to employees. We are currently evaluating which methodology we will utilize and have not yet determined the impact to our financial statements.
      In March 2005, the SEC issued guidance regarding the interaction between SFAS 123R and certain SEC rules and regulations. The new guidance, which includes the SEC staff’s views on the valuation of share-based payment arrangements for public companies, appears in Staff Accounting Bulletin, or SAB, No. 107. SAB 107 provides guidance that may simplify some of SFAS 123R’s implementation challenges for registrants by providing flexibility to choose an option pricing model that meets SFAS 123R’s fair value measurement objectives as well as guidance on when it is appropriate to rely exclusively on historical or implied volatility. We are currently evaluating the guidance provided in SAB 107 in conjunction with our SFAS 123R implementation efforts.
      In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections,” or SFAS 154, a replacement of APB Opinion No. 20 and FASB Statements No. 3. The Statement applies to all voluntary changes in accounting principles, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical to do so. SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our financial position or results of operations except to the extent that the Statement requires retroactive application in circumstances that would previously have been effected in the period of change under APB Opinion No. 20.

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
      Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. As of June 30, 2005, a significant portion of our borrowings were fixed-rate long-term debt obligations.
      The table below presents principal amounts, related interest rates by year of maturity and aggregate amounts as of June 30, 2005 for our fixed rate debt obligations, including our 3.5% convertible notes, our

2.875% convertible notes, our syndicated loan facility in Mexico and our tower financing obligations, as well as the notional amounts of our purchased call option and written put option. We determined the fair values included in this section based on:

•	quoted market prices for our convertible notes;

•	carrying values for our tower financing obligations and syndicated loan facility as interest rates were set recently when we entered into these transactions; and

•	market values as determined by an independent third party investment banking firm for our purchased call option and written put option.
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

	Year of Maturity						June 30, 2005		December 31, 2004

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value	Total	Fair Value

	(dollars in thousands)
Long-Term Debt:
Fixed Rate (US$)	$—	$—	$—	$—	$40	$391,522	$391,562	$630,932	$480,040	$713,164
Average Interest Rate	—	—	—	—	13.0%	3.0%	3.0%		3.1%
Fixed Rate (MP)	$5,542	$11,358	$26,352	$39,602	$21,957	$66,505	$171,316	$171,316	$77,978	$77,978
Average Interest Rate	14.3%	13.5%	13.0%	12.9%	13.4%	17.7%	14.9%		17.7%
Fixed Rate (BR)	$344	$459	$612	$818	$1,094	$42,636	$45,963	$45,963	$40,224	$40,224
Average Interest Rate	28.2%	28.2%	28.2%	28.2%	28.2%	28.2%	28.2%		28.0%
Variable Rate (US$)	$5,160	$12,900	$33,540	$51,600	$25,800	$—	$129,000	$129,000	$—	$—
Average Interest Rate	5.8%	5.8%	5.8%	5.8%	5.8%	—	5.8%		—
Variable Rate (MP)(1)	$1,271	$3,177	$8,261	$12,709	$6,354	$—	$31,772	$31,772	$—	$—
Average Interest Rate	12.0%	12.0%	12.0%	12.0%	12.0%	—	12.0%		—
Forecasted Hedge Agreement:
Purchased call option	$10,000	$—	$—	$—	$—	$—	$10,000	$83	$10,000	$2,135
Written put option	$10,000	$—	$—	$—	$—	$—	$10,000	$1,995	$10,000	$1,967

(1)	As mentioned above, in July 2005, Nextel Mexico entered into an interest rate swap agreement to hedge the variability of future cash flows associated with the $31.0 million Mexican peso denominated variable rate portion of its $250.0 million variable interest rate syndicated loan facility.

Item 4.	Controls and Procedures.
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
      In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in our quarterly report on this Form 10-Q as of June 30, 2005 and for the three and six months ended June 30, 2005 fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
      Changes in our internal control over financial reporting for the period ended June 30, 2005 as described below are related to those action plans that management has initiated to remediate the material weaknesses as reported in Item 9A of our 2004 annual report on Form 10-K. However, these action plans are still being deployed and/or have not been in place for sufficient time to consider the deficiencies corrected as per Public Company Accounting Oversight Board rules; thus, management considers that the material weaknesses continue to exist as described below. No other changes have been identified that would have affected, or are reasonably likely to materially affect, our internal control over financial reporting.
      During our 2004 year-end testing and evaluation of internal controls in compliance with the Sarbanes-Oxley Act of 2002, as reported in Item 9A of our 2004 annual report on Form 10-K, we identified the following material weaknesses in our internal control over our financial reporting that continue to exist as of June 30, 2005:

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

Income Tax Accounting
      With respect to the calculation of the tax provision and related balance sheet accounts, we have taken steps or are taking the following corrective actions:

•	ensure a detailed review is performed by supervising personnel;

•	enhance our skill set by retaining a third party tax advisor and recruiting additional staff;

•	initiate a training program to increase the current knowledge of tax provision calculation procedures in our local operations; and

•	streamline processes with automation and enhanced checklists.
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
      For information on our various loss contingencies, see Note 6 to our condensed consolidated financial statements above.

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	Our Annual Meeting of Stockholders was held on Tuesday, April 27, 2005.

(c)	The common stockholders voted for the election of three (3) directors to serve for terms of three (3) years each, expiring on the date of the annual meeting in 2008 or until their successors are elected. The results of the voting in these elections are set forth below.

Nominee	Votes For	Votes Withheld	Broker Non-votes

Neal P. Goldman	63,635,800	1,477,167	N/A
Charles M. Herington	63,792,908	1,320,059	N/A
John W. Risner	65,095,840	17,127	N/A
      The terms of office of the following directors continued after the meeting:

Class of 2006	Class of 2007

George A. Cope	Steven P. Dussek
Carolyn Katz	Steven M. Shindler
Donald E. Morgan

In addition, the stockholders voted to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for fiscal year 2005. The results of the voting are set forth below.

Proposal	Votes For	Votes Against	Votes Withheld	Broker Non-votes

Ratification of Independent Registered Public Accounting Firm	65,016,775	94,236	1,956	N/A
      No other matters were voted upon at the Annual Meeting or during the quarter covered by this report.

Item 6.	Exhibits.

Exhibit
Number	Exhibit Description

12.1	Ratio of Earnings to Fixed Charges.
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Daniel E. Freiman

Daniel E. Freiman
Vice President and Controller
Date: August 8, 2005

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

12.1	Ratio of Earnings to Fixed Charges.
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.