Form 10-Q
period 2005-09-30
NII HOLDINGS INC
filed 2005-11-09
CIK 1037016

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☑          No ☐
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on November 4, 2005

Common Stock, $0.001 par value per share	75,617,371

NII HOLDINGS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION.

Item 1.	Financial Statements
NII HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
Unaudited

	September 30,	December 31,
	2005	2004

ASSETS
Current assets
Cash and cash equivalents	$883,091	$330,984
Short-term investments	14,283	38,401
Accounts receivable, less allowance for doubtful accounts of $10,568 and $8,145	203,544	160,727
Handset and accessory inventory, net	44,864	32,034
Deferred income taxes, net	11,969	17,268
Prepaid expenses and other	49,200	50,418

Total current assets	1,206,951	629,832
Property, plant and equipment, net of accumulated depreciation of $242,387 and $145,976	834,725	558,247
Intangible assets, net	78,449	67,956
Deferred income taxes, net	201,975	154,757
Other assets	110,655	80,488

Total assets	$2,432,755	$1,491,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$64,919	$87,406
Accrued expenses and other	300,006	228,729
Deferred revenues	55,560	44,993
Accrued interest	4,755	5,479
Current portion of long-term debt	12,628	2,823

Total current liabilities	437,868	369,430
Long-term debt	1,124,317	600,686
Deferred revenues (related party)	40,119	42,528
Other long-term liabilities	111,982	56,689

Total liabilities	1,714,286	1,069,333

Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, 75,616 shares issued and outstanding — 2005, 69,831 shares issued and outstanding — 2004	76	70
Paid-in capital	453,683	317,053
Retained earnings	286,659	161,267
Deferred compensation	(8,570)	(12,644)
Accumulated other comprehensive loss	(13,379)	(43,799)

Total stockholders’ equity	718,469	421,947

Total liabilities and stockholders’ equity	$2,432,755	$1,491,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
Unaudited

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Operating revenues
Service and other revenues	$1,175,826	$870,059	$430,318	$306,703
Digital handset and accessory revenues	57,402	46,952	22,047	18,721

	1,233,228	917,011	452,365	325,424

Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	301,085	237,059	106,747	87,507
Cost of digital handsets and accessories	178,262	150,588	67,701	52,136
Selling, general and administrative	406,915	285,549	149,767	104,891
Depreciation	85,185	62,054	32,104	21,452
Amortization	4,398	10,723	1,611	3,386

	975,845	745,973	357,930	269,372

Operating income	257,383	171,038	94,435	56,052

Other income (expense)
Interest expense, net	(46,842)	(38,403)	(20,678)	(11,510)
Interest income	20,371	9,190	10,258	3,776
Debt conversion expense	(8,930)	—	—	—
Loss on early extinguishment of debt	—	(79,327)	—	—
Foreign currency transaction gains (losses), net	2,426	7,392	359	(841)
Other expense, net	(7,365)	(150)	(3,695)	(1,903)

	(40,340)	(101,298)	(13,756)	(10,478)

Income before income tax provision and cumulative effect of change in accounting principle	217,043	69,740	80,679	45,574
Income tax provision	(91,651)	(70,113)	(30,837)	(22,968)

Income (loss) before cumulative effect of change in accounting principle	125,392	(373)	49,842	22,606
Cumulative effect of change in accounting principle, net of income taxes of $11,898 and $0 in 2004	—	970	—	—

Net income	$125,392	$597	$49,842	$22,606

Income (loss) before cumulative effect of change in accounting principle, per common share, basic	$1.73	$—	$0.66	$0.32
Cumulative effect of change in accounting principle, per common share, basic	—	0.01	—	—

Net income per common share, basic (Note 1)	$1.73	$0.01	$0.66	$0.32

Income (loss) before cumulative effect of change in accounting principle, per common share, diluted	$1.53	$—	$0.59	$0.31
Cumulative effect of change in accounting principle, per common share, diluted	—	0.01	—	—

Net income per common share, diluted (Note 1)	$1.53	$0.01	$0.59	$0.31

Weighted average number of common shares outstanding, basic	72,282	69,500	75,550	69,705

Weighted average number of common shares outstanding, diluted	87,103	72,398	89,206	79,196

Comprehensive income (loss), net of income tax
Foreign currency translation adjustment	$32,457	$(5,747)	$6,711	$283
Unrealized losses on derivatives, net	(2,037)	—	(468)	—

Other comprehensive income (loss)	30,420	(5,747)	6,243	283
Net income	125,392	597	49,842	22,606

	$155,812	$(5,150)	$56,085	$22,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2005 and 2004
(in thousands)
Unaudited

						Accumulated
	Common Stock					Other
			Paid-in	Retained	Deferred	Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Loss	Total

Balance, January 1, 2005	69,831	$70	$317,053	$161,267	$(12,644)	$(43,799)	$421,947
Net income	—	—	—	125,392	—	—	125,392
Other comprehensive income	—	—	—	—	—	30,420	30,420
Reversal of deferred tax asset valuation allowances	—	—	20,637	—	—	—	20,637
Conversion of 3.5% convertible notes to common stock	3,318	3	88,475	—	—	—	88,478
Reversal of deferred financing costs on debt conversion	—	—	(1,974)	—	—	—	(1,974)
Amortization of restricted stock expense	—	—	—	—	4,074	—	4,074
Exercise of stock options	2,467	3	20,972	—	—	—	20,975
Tax benefit on exercise of stock options	—	—	8,520	—	—	—	8,520

Balance, September 30, 2005	75,616	$76	$453,683	$286,659	$(8,570)	$(13,379)	$718,469

						Accumulated
	Common Stock					Other
			Paid-in	Retained	Deferred	Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Loss	Total

Balance, January 1, 2004	68,883	$69	$164,705	$103,978	$—	$(50,982)	$217,770
Net income	—	—	—	597	—	—	597
Other comprehensive loss	—	—	—	—	—	(5,747)	(5,747)
Issuance of restricted stock	—	—	16,295	—	(16,295)	—	—
Amortization of restricted stock expense	—	—	—	—	2,293	—	2,293
Stock option expense	—	—	213	—	—	—	213
Exercise of stock options	948	1	1,105	—	—	—	1,106

Balance, September 30, 2004	69,831	$70	$182,318	$104,575	$(14,002)	$(56,729)	$216,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004
(in thousands)
Unaudited

	2005	2004

Cash flows from operating activities
Income (loss) before cumulative effect of change in accounting principle	$125,392	$(373)
Adjustments to reconcile income (loss) before cumulative effect of change in accounting principle to net cash provided by operating activities:
Loss on early extinguishment of debt	—	79,327
Amortization of debt financing costs and accretion of senior discount notes	2,080	6,413
Depreciation and amortization	89,583	72,777
Provision for losses on accounts receivable	12,461	4,168
Provision for losses on inventory	6,739	1,658
Foreign currency transaction gains, net	(2,426)	(7,392)
Deferred income tax provision	36,453	26,524
Amortization of deferred credit	(915)	—
Loss on disposal of property, plant and equipment	130	2,300
Non-cash stock compensation	4,074	2,506
Other, net	5,203	(1,834)
Change in assets and liabilities:
Accounts receivable, gross	(56,801)	(40,318)
Handset and accessory inventory, gross	(21,462)	(13,086)
Prepaid expenses and other	5,485	(307)
Other long-term assets	(25,431)	(32,690)
Accounts payable, accrued expenses and other	12,718	43,015
Current deferred revenue	10,567	9,311
Other long-term liabilities	12,414	(9,250)

Net cash provided by operating activities	216,264	142,749

Cash flows from investing activities
Capital expenditures	(278,104)	(152,962)
Proceeds from maturities of short-term investments	38,638	14,972
Purchases of short-term investments	(14,143)	(54,525)
Payments for acquisitions, purchases of licenses and other	(24,016)	(2,880)
Payments related to derivative instruments	(4,947)	—

Net cash used in investing activities	(282,572)	(195,395)

Cash flows from financing activities
Gross proceeds from issuance of convertible notes	350,000	300,000
Borrowings under syndicated loan facility	250,000	—
Proceeds from stock option exercises	20,975	1,106
Gross proceeds from towers financing transactions	1,957	5,709
Transfers from (to) restricted cash	378	(5,855)
Repayments under capital leases	(1,023)	(397)
Repayments under tower financing transactions	(1,478)	(1,086)
Payment of debt financing costs	(10,364)	(8,538)
Repayments under senior secured discount notes	—	(211,212)
Repayments under long-term credit facilities and other	—	(125,000)

Net cash provided by (used in) financing activities	610,445	(45,273)

Cumulative effect of change in accounting principle, net	—	7,962
Effect of exchange rate changes on cash and cash equivalents	7,970	61

Net increase (decrease) in cash and cash equivalents	552,107	(89,896)
Cash and cash equivalents, beginning of period	330,984	405,406

Cash and cash equivalents, end of period	$883,091	$315,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Unaudited

Note 1.	Basis of Presentation
      General. Our unaudited condensed consolidated financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission, or the SEC. While they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, they reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for interim periods.
      You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2004 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005. You should not expect results of operations of interim periods to be an indication of the results for a full year.
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
      Effective January 1, 2004, we eliminated our one-month lag reporting policy on October 1, 2004 and report consolidated results using a consistent calendar year reporting period for the entire company. Therefore, our consolidated results as of and for the nine and three months ended September 30, 2005 and 2004 are presented on a calendar basis.
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
      Out-of-Period Adjustments. During the first nine months of 2005, we identified errors in our financial statements for the year ended December 31, 2004 and the first six months of 2005. These errors primarily related to accounting for income taxes, bookkeeping errors in our operating company in Mexico and other miscellaneous items. We reduced operating income by $1.3 million and $4.5 million and increased net income by $0.3 million and $0.6 million for the three- and nine-month periods ended September 30, 2005, respectively, related to the correction of these errors. We do not believe that these adjustments are quantitatively or qualitatively material to the results of the three- and nine-month periods ended September 30, 2005, our projected results for the current year or to any prior years’ earnings, earnings trends or financial statement line items. As a result, we have not adjusted any prior period amounts.

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
      Accumulated Other Comprehensive Loss. The components of our accumulated other comprehensive loss, net of taxes, are as follows:

	September 30,	December 31,
	2005	2004

	(in thousands)
Cumulative foreign currency translation adjustment	$(9,521)	$(41,978)
Unrealized losses on derivatives, net of income taxes	(3,858)	(1,821)

	$(13,379)	$(43,799)

     Supplemental Cash Flow Information.

	Nine Months Ended
	September 30,

	2005	2004

	(in thousands)
Capital expenditures
Cash paid for capital expenditures, including capitalized interest	$278,104	$152,962
Changes in capital expenditures accrued and unpaid or financed	39,139	7,978

	$317,243	$160,940

Interest costs
Interest expense	$46,842	$38,403
Interest capitalized	6,760	1,815

	$53,602	$40,218

Cash paid for interest, net of amounts capitalized	$31,916	$56,714

Cash paid for income taxes	$61,458	$41,757

      For the nine months ended September 30, 2005 and 2004, we had $8.1 million and $0.8 million in non-cash investing and financing activities related to capital lease obligations for co-location on communication towers owned by other parties.
      During the nine months ended September 30, 2005, we paid $1.2 million for licenses acquired in Brazil using restricted cash and acquired $1.8 million in licenses in Brazil that we had not yet paid for as of September 30, 2005, but which we subsequently paid in October 2005.
      Net Income Per Common Share, Basic and Diluted. Basic net income per common share includes no dilution and is computed by dividing the net income by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution of securities that could participate in our earnings.
      As presented for the nine and three months ended September 30, 2005, our calculation of diluted net income per share includes common shares resulting from shares issuable upon the potential exercise of stock options under stock-based employee compensation plans and our restricted stock, as well as common shares resulting from the potential conversion of our 3.5% convertible notes, our 2.875% convertible notes and our 2.75% convertible notes.
      As presented for the nine months ended September 30, 2004, our calculation of diluted net income per share includes common shares resulting from shares issuable upon the potential exercise of stock options

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
under stock-based employee compensation plans and our restricted stock; however, we did not include common shares resulting from the potential conversion of our 3.5% convertible notes or our 2.875% convertible notes since their effect would have been antidilutive to our net income. As presented for the three months ended September 30, 2004, our calculation of diluted net income per share includes common shares resulting from shares issuable upon the potential exercise of stock options under stock-based employee compensation plans and our restricted stock, as well as common shares resulting from the potential conversion of our 3.5% convertible notes and our 2.875% convertible notes.
      The following table provides a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our consolidated statements of operations and comprehensive income (loss) for the nine and three months ended September 30, 2005 and 2004:

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004

	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(in thousands, except per share data)
Basic net income per share:
Net income	$125,392	72,282	$1.73	$597	69,500	$0.01

Effect of dilutive securities:
Stock options	—	2,864		—	2,873
Restricted stock	—	291		—	25
Convertible notes, net of capitalized interest and taxes	7,984	11,666		—	—

Diluted net income per share:
Net income	$133,376	87,103	$1.53	$597	72,398	$0.01

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004

	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(in thousands, except per share data)
Basic net income per share:
Net income	$49,842	75,550	$0.66	$22,606	69,705	$0.32

Effect of dilutive securities:
Stock options	—	2,567		—	2,687
Restricted stock	—	313		—	54
Convertible notes, net of capitalized interest and taxes	3,013	10,776		1,679	6,750

Diluted net income per share:
Net income	$52,855	89,206	$0.59	$24,285	79,196	$0.31

      Stock-Based Compensation. We currently have two equity incentive plans: our 2002 Management Incentive Plan and our 2004 Incentive Compensation Plan. We account for awards granted under these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. During the first nine months of 2005, we granted to our employees

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
3,494,250 options to purchase shares of our common stock. The options vest ratably on an annual basis over a four-year period.
      As part of our 2004 Incentive Compensation Plan, we issued 429,500 shares of restricted stock in April 2004. The fair value of the restricted shares on the grant date was $16.3 million, which we are amortizing to operating expenses on a straight-line basis over the three year vesting period. We recognized compensation expense related to restricted shares as follows (in thousands):

Nine Months Ended		Three Months Ended
September 30,		September 30,

2005	2004	2005	2004

$4,074	$2,293	$1,358	$1,358
      Additionally, we recognized $0.2 million in stock-based employee compensation cost related to our employee stock options as a result of accelerated vesting on certain options during the nine months ended September 30, 2004. No other stock-based employee compensation cost related to our employee stock options is reflected in net income as the relevant exercise price of the options issued was equal to the fair value on the date of the grant.
      The following table illustrates the effect on net income and net income per common share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123,” to stock-based employee compensation:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(in thousands, except per share data)
Net income, as reported	$125,392	$597	$49,842	$22,606
Add:
Stock-based employee compensation expense included in reported net income, net of related tax effects	2,493	2,506	831	1,358
Deduct:
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(10,544)	(7,628)	(4,397)	(4,128)

Pro forma net income (loss)	$117,341	$(4,525)	$46,276	$19,836

Net income (loss) per common share:
Basic — as reported	$1.73	$0.01	$0.66	$0.32

Basic — pro forma	$1.62	$(0.07)	$0.61	$0.28

Diluted — as reported	$1.53	$0.01	$0.59	$0.31

Diluted — pro forma	$1.45	$(0.07)	$0.56	$0.27

      Reclassifications. We have reclassified certain prior year amounts in our unaudited condensed consolidated financial statements to conform to our current year presentation, mainly related to the reclassification of $5.3 million of capital lease obligations from other long-term liabilities to long-term debt as of December 31, 2004.

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
      New Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29,” or SFAS 153, to produce financial reporting that more accurately represents the economics of nonmonetary exchange transactions. APB Opinion No. 29, or APB 29, provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on our condensed consolidated financial statements.
      In December 2004, the FASB issued its final standard on accounting for share-based payments, Statement No. 123R, “Share-Based Payment — An Amendment of FASB Statements No. 123 and 95,” or SFAS 123R, that requires companies to expense the value of employee stock options and similar awards. In April 2005, the Securities and Exchange Commission, or SEC, approved a new rule that delays the effective date of SFAS 123R, giving companies more time to develop their implementation strategies. Under the SEC’s rule, SFAS 123R is now effective for public companies for annual periods that begin after June 15, 2005 and applies to all outstanding and unvested share-based payment awards at a company’s adoption date. The provisions of SFAS 123R are effective for our financial statements issued subsequent to January 1, 2006. The adoption of SFAS 123R will require us to treat the fair value of share-based payment awards that are within its scope as compensation expense in the statement of operations beginning on the date that we grant the awards to employees. We are currently evaluating the provisions of SFAS 123R and have not yet determined the impact to our financial statements.
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
      In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections,” or SFAS 154, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 applies to all voluntary changes in accounting principles, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retroactive application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical to do so. SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our financial position or results of operations except to the extent that it requires retroactive application in circumstances that would previously have been effected in the period of change under APB Opinion No. 20.
      In October 2004, the FASB issued Staff Position No. 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” or FSP No. 13-1, to address accounting for rental costs associated with building and ground operating leases. FSP No. 13-1 requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. FSP No. 13-1 is effective for the first reporting period beginning after December 15, 2005 and requires that public companies that are currently capitalizing these rental costs for operating lease arrangements entered into prior to the effective date to cease capitalizing such costs. Retroactive application in accordance with SFAS 154 is

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
permitted but not required. We believe that FSP No. 13-1 is applicable, but we are still in the process of determining its impact.
      At the June 15-16, 2005 Emerging Issues Task Force, or EITF, meeting, the EITF discussed Issue No. 05-04, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,”’ or EITF 05-04. EITF 05-04 addresses how a liquidated damages clause payable in cash affects the accounting for a freestanding financial instrument subject to the provisions of EITF Issue 00-19. The EITF discussed (a) whether a registration rights penalty meets the definition of a derivative and (b) whether the registration rights agreement and the financial instrument to which it pertains should be considered as a combined instrument or as separate freestanding instruments. At the September 15, 2005 EITF meeting, the EITF postponed further deliberations on EITF 05-04, and the FASB staff requested that the FASB consider a separate Derivatives Issue Guide, or DIG, issue that addresses whether a registration rights agreement is a derivative in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging.” Following the resolution of that DIG issue, the FASB staff will request that the EITF reconvene deliberations on EITF 05-04. While EITF 05-04 remains unresolved, we have determined that the liquidated damage clauses contained in our convertible note agreements have been properly considered and accounted for in accordance with the prevailing guidance.

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

$14,093

      The deferred credit represents the excess of the estimated fair value of the tax loss carryforwards acquired over the total purchase price. We are reversing the deferred credit into income tax expense in proportion to the utilization of the tax loss carryforwards acquired.
      Servico Movel Especializado (SME) Regulations. On May 16, 2005, the Brazilian National Communications Agency published in the Official Gazette amendments to the SME Regulations that, among other things, have the effect of treating Nextel Brazil on the same basis with respect to billing for use of other mobile networks as other Brazilian wireless operators currently have in place. These regulations became effective upon publication and resulted in interconnect expense savings.

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited

Note 3.	Supplemental Balance Sheet Information
      Prepaid Expenses and Other. The components of our prepaid expenses and other are as follows:

	September 30,	December 31,
	2005	2004

	(in thousands)
Prepaid expenses	$9,735	$12,470
Value added tax receivables, current	8,196	13,385
Advances to suppliers	4,894	3,483
Deposits	4,193	3,215
Handsets under operating leases	3,550	2,081
Advertising	3,477	3,702
Insurance claims	2,412	3,000
Spectrum fees	3,462	—
Derivative asset	1,674	179
Other assets	7,607	8,903

	$49,200	$50,418

      Other Assets. The components of our other assets are as follows:

	September 30,	December 31,
	2005	2004

	(in thousands)
Value added tax receivables	$51,217	$31,019
Deferred financing costs	22,132	15,844
Income tax receivable	15,623	15,315
Long-term prepaid expenses	9,671	7,651
Deposits and restricted cash	9,652	9,892
Other	2,360	767

	$110,655	$80,488

      Accrued Expenses and Other. The components of our accrued expenses and other are as follows:

	September 30,	December 31,
	2005	2004

	(in thousands)
Income taxes payable	$32,846	$42,412
Payroll related items and commissions	49,826	34,256
Network system and information technology	27,581	30,478
Capital expenditures	63,720	30,880
Tax and non-tax liabilities	29,335	23,684
Customer deposits	21,905	17,950
Non-income based taxes	30,947	23,514
Professional fees	6,848	3,203
Marketing	4,606	1,316
Insurance	2,897	185
Derivative liability	1,128	—
Other	28,367	20,851

	$300,006	$228,729

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
      Other Long-Term Liabilities. The components of our other long-term liabilities are as follows:

	September 30,	December 31,
	2005	2004

	(in thousands)
Tax and non-tax liabilities	$64,689	$47,259
Deferred credit	33,425	—
Severance plan liability	6,357	5,075
Asset retirement obligations	5,570	4,126
Derivative liability	790	—
Other	1,151	229

	$111,982	$56,689

Note 4.	Intangible Assets
      On January 10, 2005, the Mexican government began an auction for wireless spectrum licenses in the 806-821 MHz to 851-866 MHz frequency band. Inversiones Nextel de Mexico, a subsidiary of Nextel Mexico, participated in this auction. The spectrum auction was divided into three separate auctions: Auction 15 for Northern Mexico Zone 1, Auction 16 for Northern Mexico Zone 2 and Auction 17 for Central and Southern Mexico. The auctions were completed between February 7 and February 11. Nextel Mexico won an average of 15 MHz of nationwide spectrum, except for Mexico City, where no spectrum was auctioned off and where Nextel Mexico has licenses covering approximately 21 MHz. The corresponding licenses and immediate use of the spectrum were granted to Inversiones Nextel de Mexico on March 17, 2005. These new licenses have an initial term of 20 years, which we have estimated to be the amortization period of the licenses, and are renewable thereafter for 20 years. Nextel Mexico paid an up-front fee of $3.4 million for these licenses and $0.5 million in other capitalizable costs. In addition, Nextel Mexico is required to pay certain annual fees on these licenses in the amount of $12.4 million for 20 years.
      Our intangible assets consist of our licenses, customer base and trade name, all of which have finite useful lives, as follows:

	September 30, 2005			December 31, 2004

	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value

	(in thousands)
Amortizable intangible assets:
Licenses	$91,104	$(13,748)	$77,356	$75,954	$(9,804)	$66,150
Customer base	42,494	(41,401)	1,093	40,917	(39,111)	1,806
Trade name	1,643	(1,643)	—	1,538	(1,538)	—

Total intangible assets	$135,241	$(56,792)	$78,449	$118,409	$(50,453)	$67,956

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

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
      Based on the carrying amount of amortizable intangible assets existing as of September 30, 2005 and current exchange rates, we estimate amortization expense for each of the next five years ending December 31 to be as follows (in thousands):

Estimated
Amortization
Years	Expense

2005	$5,802
2006	5,174
2007	4,555
2008	4,555
2009	4,555
      Actual amortization expense to be reported in future periods could differ from these estimates as a result of additional acquisitions of intangibles, as well as changes in exchange rates and other relevant factors.
      During the nine months ended September 30, 2005, we did not acquire, dispose of or write down any goodwill or intangible assets with indefinite useful lives.

Note 5.	Debt

	September 30,	December 31,
	2005	2004

	(in thousands)
3.5% convertible notes due 2033	$91,522	$180,000
2.875% convertible notes due 2034	300,000	300,000
2.75% convertible notes due 2025	350,000	—
Mexico syndicated loan facility	251,836	—
Tower financing obligations	129,528	118,202
Capital lease obligations	14,019	5,267
13.0% senior secured discount notes due 2009, net of unamortized discount of $14 and $14	40	40

Total debt	1,136,945	603,509
Less: current portion	(12,628)	(2,823)

	$1,124,317	$600,686

      3.5% Convertible Notes. On June 10, 2005 and June 20, 2005, $40.0 million and $48.5 million, respectively, principal face amount of our 3.5% convertible notes were converted into 1,500,000 shares and 1,817,925 shares (37.5 shares issued per $1,000 of debt principal multiplied by the debt principal) in accordance with the original terms of the debt agreement. In connection with these conversions, we paid in the aggregate $8.9 million in cash as additional consideration for conversion, as well as $0.8 million of accrued interest. We recorded the $8.9 million that we paid as debt conversion expense in our consolidated statements of operations. We reclassified to paid-in capital the original remaining deferred financing costs related to the notes that were converted.
      For the fiscal quarter ended September 30, 2005, the closing sale price of our common stock exceeded 110% of the conversion price of $26.67 per share for at least 20 trading days in the 30 consecutive trading days ending on September 30, 2005. As a result, the conversion contingency was met, and our 3.5% notes are

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
currently convertible into 37.5 shares of our common stock per $1,000 principal amount of notes, or an aggregate of 3,432,075 common shares, at a conversion price of about $26.67 per share.
      2.875% Convertible Notes. For the fiscal quarter ended September 30, 2005, the closing sale price of our common stock exceeded 120% of the conversion price of $53.24 per share for at least 20 trading days in the 30 consecutive trading days ending on September 30, 2005. As a result, the conversion contingency was met and our 2.875% notes are currently convertible into 18.7830 shares of our common stock per $1,000 principal amount of notes, or an aggregate of 5,634,900 common shares, at a conversion price of about $53.24 per share.
      2.75% Convertible Notes. In August 2005, we privately placed $300.0 million aggregate principal amount of 2.75% convertible notes due 2025. In addition, we granted the initial purchaser an option to purchase up to an additional $50.0 million principal amount of notes, which the initial purchaser exercised in full. As a result, we issued an additional $50.0 million aggregate principal amount of convertible notes, resulting in total gross proceeds of $350.0 million. We also incurred direct issuance costs of $8.7 million.
      The notes bear interest at a rate of 2.75% per annum on the principal amount of the notes, payable semi-annually in arrears in cash on February 15 and August 15 of each year, beginning February 15, 2006, and will mature on August 15, 2025, when the entire principal balance of $350.0 million will be due. In addition, the noteholders have the right to require us to repurchase the notes on August 15 of 2010, 2012, 2015 and 2020 at a repurchase price equal to 100% of their principal amount, plus any accrued and unpaid interest (including additional amounts, if any) up to, but excluding, the repurchase date. The notes are convertible into shares of our common stock at a conversion rate of 9.9835 shares per $1,000 principal amount of notes, subject to adjustment, prior to the close of business on the final maturity date under any of the following circumstances:

•	during any fiscal quarter commencing after September 30, 2005 if the closing sale price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

•	prior to July 15, 2010, during the five business day period after any five consecutive trading day period in which the trading price per note for each day of such period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of notes;

•	at any time on or after July 15, 2010; or

•	upon the occurrence of specified corporate events.
      We have the option to satisfy the conversion of the notes in shares of our common stock, in cash or a combination of both.
      Prior to August 20, 2010, the notes will not be redeemable. On or after August 20, 2010, we may redeem for cash some or all of the notes, at any time and from time to time, upon at least 30 days’ notice for a price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest (including additional amounts, if any) up to but excluding the redemption date.
      According to the registration rights agreement that we entered into in connection with the issuance of the notes, we are required to prepare and file with the SEC, as soon as practicable, but in any event by 90 days after the issue date, a registration statement registering the resale of the notes and the shares of our common stock into which the notes are convertible. We will use our reasonable best efforts to cause the registration statement to be declared effective as promptly as is practicable, but in any event by 180 days after the issue

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
date. If we fail to do this, we are required to pay liquidated damages to recordholders of the notes or to issue additional shares of common stock as follows:

•	pay interest accruing for each day in the specified damages accrual period at a rate per annum equal to 0.5% of the principal amount of the note; and

•	for any note that is submitted for conversion during the specified damages accrual period, (i) pay on the settlement date interest accruing for each day commencing on and including the first day of the damages accrual period and ending on, but excluding, the settlement date at a rate per annum equal to 0.5% of the principal amount of the note and (ii) issue and deliver for each $1,000 principal amount of notes submitted for conversion additional shares of underlying common stock equal to 3% of the applicable conversion rate, except to the extent that we elect to deliver cash upon conversion.
      Mexico Syndicated Loan Facility. In October 2004, we closed on a $250.0 million, five year syndicated loan facility in Mexico. Of the total amount of the facility, $129.0 million is denominated in U.S. dollars with a floating interest rate based on LIBOR (6.24% as of September 30, 2005), $31.0 million is denominated in Mexican pesos with a floating interest rate based on the Mexican reference interest rate TIIE (11.94% as of September 30, 2005), and $90.0 million is denominated in Mexican pesos, at an interest rate fixed at the time of funding (12.48%). In April 2005, we amended the credit agreement for the syndicated loan facility to extend the availability period until May 31, 2005, and in May 2005, we drew down on the loan facility for the entire $250.0 million. In July 2005, Nextel Mexico entered into an interest rate swap agreement to hedge the $31.0 million portion of the syndicated loan facility. This interest rate swap fixed the amount of interest expense associated with this portion of the syndicated loan facility commencing on August 31, 2005 and continuing over the life of the facility based on a fixed rate of about 11.95% per year (see Note 7). Due to changes in foreign currency exchange rates, the balance of the syndicated loan facility as of September 30, 2005 was $251.8 million. Principal repayments are due as follows (in thousands):

Principal
Year	Repayments

2006	$20,147
2007	30,221
2008	100,734
2009	100,734
      Tower Financing Obligations. In December 2002, we entered into an agreement with American Tower Corporation for the sale-leaseback of communication towers in Mexico and Brazil. During the nine months ended September 30, 2005 and 2004, Nextel Mexico and Nextel Brazil sold and leased back communications towers from American Tower. We accounted for these tower sales as financing arrangements and we maintain the tower assets on our balance sheet and continue to depreciate them. We recognize the proceeds received as financing obligations that will be repaid through monthly payments.
      Capital Lease Obligations. Under the master lease agreement with American Tower, in certain circumstances, Nextel Mexico and Nextel Brazil are permitted to co-locate communications equipment on sites owned by American Tower. Nextel Mexico and Nextel Brazil account for these co-location agreements as capital leases.

Note 6.	Contingencies

Brazilian Contingencies.
      Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes and import duties based on the

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
classification of equipment and services. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil’s petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil is also disputing various other claims. As a result of ongoing analysis, further consultations with external legal counsel, settlement of certain matters, and the expiration of the statute of limitations for certain contingencies during the nine months ended September 30, 2004, Nextel Brazil reversed $14.5 million in accrued liabilities, of which we recorded $9.3 million as a reduction to operating expenses.
      As of September 30, 2005, Nextel Brazil had accrued liabilities of $34.9 million related to contingencies, all of which were classified as other long-term liabilities. As of December 31, 2004, Nextel Brazil had accrued liabilities of $26.4 million related to contingencies, of which $23.2 million were classified as other long-term liabilities and $3.2 million were classified as accrued expenses. Of the total accrued liabilities as of September 30, 2005 and December 31, 2004, Nextel Brazil had $28.4 million and $20.8 million in unasserted claims, respectively. We currently estimate the range of possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be between $75.2 million and $79.2 million as of September 30, 2005. We are continuing to evaluate the likelihood of probable and possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such charge is probable and estimable.
      In addition, during the nine and three months ended September 30, 2005, Nextel Brazil settled an outstanding claim related to interconnect expenses that resulted in $3.0 million and $0.4 million increases to operating income, respectively.

Argentine Contingencies.
      Turnover Tax. In one of the markets in which we operate in Argentina, the city government had previously increased the turnover tax rate from 3% to 6% of revenues for cellular companies. From a regulatory standpoint, we are not considered a cellular company. As a result, we continue to pay the turnover tax at the existing rate and record a liability for the differential between the old rate and the new rate. Similarly, one of the provincial governments in one of the markets where we operate also increased their turnover tax rate from 3% to 4.5% of revenues for cellular companies. Consistent with our earlier position, we continue to pay the turnover tax at the existing rate and accrue a liability for the incremental difference in the rate. We recorded increases in liabilities for local turnover taxes as follows (in thousands):

Nine Months Ended		Three Months Ended
September 30,		September 30,

2005	2004	2005	2004

$6,355	$3,677	$2,333	$2,088
      As of September 30, 2005 and December 31, 2004, Nextel Argentina had accrued liabilities of $26.6 million and $17.9 million, respectively, related primarily to local turnover taxes and local government claims, all of which were classified as accrued expenses.
      Universal Service Tax. The Commision Nacional de Comunicaciones, or the CNC, established a tax equal to 1% of service revenue minus applicable taxes and specified related costs effective January 1, 2001. The license holder can choose either to pay the tax into a fund for universal service development or participate directly in offering services to specific geographical areas under an annual plan designed by the federal government. Although the regulations state that this tax would be applicable beginning January 1, 2001, the authorities have not taken the necessary actions to implement this tax, such as creating policies relating to

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
collection or opening accounts into which the funds would be deposited. We have accrued $4.8 million for this liability as of September 30, 2005.
      Notwithstanding the failure of CNC to implement this tax, the CNC has recently issued a ruling that operators cannot collect this tax from customers. The CNC has also issued an order to refund taxes that were collected by October 16, 2005. In addition to the refund, the authorities may claim payment of the tax for the reason intended. We believe most other carriers will challenge these regulations by the CNC through appropriate legal proceedings.
      Nextel Argentina billed this tax as Universal Tax on customer invoices during the period from January 2001 to August 2001 for a total amount of $0.2 million. Subsequent to August 2001, Nextel Argentina did not specifically identify any portion of its customer billings as relating to the Universal Tax and, in fact, raised its charges to customers several times after this period unrelated to the Universal Tax. If the CNC were to claim that the Universal Tax was included in customer charges for the entire period from January 1, 2001 to September 30, 2005, the total amount of the potential refund would be $3.8 million. We have accrued $0.2 million (from January 2001 to August 2001) for the refund.

Legal Proceedings.
      We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

Income Taxes.
      We are subject to income taxes in both the United States and the non-U.S. jurisdictions in which we operate. Certain of our subsidiaries are under examination by the relevant taxing authorities for various tax years. We regularly assess the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. We have established tax reserves which we believe to be adequate in relation to the potential for additional assessments. Once established, we adjust reserves only when there is more information available or when an event occurs necessitating a change to the reserves. While we believe that the amount of the tax estimates is reasonable, it is possible that the ultimate outcome of current or future examinations may exceed current reserves in amounts that could be material.

Note 7.	Derivative Instruments
      We enter into derivative transactions only for hedging or risk management purposes. We have not and will not enter into any derivative transactions for speculative or profit generating purposes. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives for undertaking various hedge transactions before entering into the transaction.

Foreign Currency Hedges
      In November 2004, Nextel Mexico entered into a derivative agreement to reduce its foreign currency transaction risk associated with a portion of its 2005 U.S. dollar forecasted capital expenditures and handset purchases. This risk is hedged by forecasting Nextel Mexico’s capital expenditures and handset purchases for a 12-month period that began in January 2005. Under this agreement, Nextel Mexico purchased a U.S. dollar call option for $3.6 million and sold a call option on the Mexican peso for $0.9 million for a net cost of $2.7 million, which we refer to as the net purchased option. Nextel Mexico’s objective for entering into this

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
derivative transaction was for protection from adverse economic or financial impacts of foreign exchange rate changes.
      We recorded the initial net purchase price of the derivative instrument as a non-current asset of $2.7 million in November 2004. As of September 30, 2005, our net purchase option, designated as a cash flow hedge, decreased in value by $3.8 million. We recorded this amount to accumulated other comprehensive loss in the stockholders’ equity section of our condensed consolidated balance sheet. During the nine and three months ended September 30, 2005, we reclassified $1.7 million and $1.2 million, respectively, from accumulated other comprehensive loss to other expense since the underlying capital expenditures and purchased handsets had impacted earnings.
      In September 2005, Nextel Mexico entered into a derivative agreement to reduce its foreign currency transaction risk associated with a portion of its 2006 U.S. dollar forecasted capital expenditures and handset purchases. This risk is hedged by forecasting Nextel Mexico’s capital expenditures and handset purchases for a 12-month period that will begin in January 2006. Under this agreement, Nextel Mexico purchased a U.S. dollar call option for $3.6 million and sold a call option on the Mexican peso for $1.1 million for a net cost of $2.5 million. We recorded the initial net purchase price of the derivative instrument as a non-current asset of $2.5 million in September 2005. As of September 30, 2005, our net purchased option, which is designated as a cash flow hedge, decreased in value by $0.8 million. We recorded this amount, net of tax, to accumulated other comprehensive loss.
      In October 2005, Nextel Mexico entered into another derivative agreement to further reduce its foreign currency transaction risk associated with a portion of its 2006 U.S. dollar forecasted capital expenditures and handset purchases. This risk is hedged by forecasting Nextel Mexico’s capital expenditures and handset purchases for a 12-month period that will begin in January 2006. Under this agreement, Nextel Mexico purchased a U.S. dollar call option for $1.4 million and sold a call option on the Mexican peso for $0.3 million for a net cost of $1.1 million.

Interest Rate Swap
      In July 2005, Nextel Mexico entered into an interest rate swap agreement to hedge the variability of future cash flows associated with the $31.0 million Mexican peso-denominated variable interest rate portion of its $250.0 million syndicated loan facility. Under the interest rate swap, Nextel Mexico agreed to exchange the difference between the variable Mexican reference interest rate, TIIE, and a fixed interest rate, based on a notional amount of $31.0 million. The interest rate swap fixed the amount of interest expense associated with this portion of the syndicated loan facility commencing on August 31, 2005 and will continue over the life of the facility based on a fixed rate of about 11.95% per year.
      The interest rate swap qualifies for cash flow hedge accounting under SFAS No. 133. As a result, and because the instrument is 100% effective in hedging interest exposure, we record, net of any tax, the unrealized gain or loss upon measuring the change in the swap at its fair value at each balance sheet date as a component of other comprehensive income (loss) and either a derivative instrument asset or liability on the balance sheet. We will reclassify the amount recorded as a component of other comprehensive income (loss) into earnings as the future interest payments affect earnings. As of September 30, 2005, we recorded a cumulative unrealized loss of $0.8 million, which represents the current fair value of the interest rate swap, in other comprehensive income (loss) and a corresponding liability on our condensed consolidated balance sheet.

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
      The carrying values of our derivative instruments, which represent fair values, as of September 30, 2005 are as follows:

	2005	2006
	Foreign	Foreign	2005
	Currency	Currency	Interest
	Hedge	Hedge	Rate Swap	Total

	(in thousands)
Purchased call options	$5	$3,001	$—	$3,006
Written put options	(1,133)	(1,327)	—	(2,460)

Net purchased option	(1,128)	1,674	—	546
Interest rate swap	—	—	(790)	(790)

Net derivative (liability) asset	$(1,128)	$1,674	$(790)	$(244)

      The amounts related to the 2006 foreign currency hedge above do not include the hedge agreement Nextel Mexico entered into in October 2005 as we executed this agreement subsequent to September 30, 2005.

Note 8.	Income Taxes
      Deferred Tax Assets. We assessed the realizability of our deferred tax assets during the first, second and third quarters of 2005, consistent with the methodology we employed for 2004. In that assessment, we considered the reversal of existing temporary differences associated with deferred tax assets and liabilities, future taxable income, tax planning strategies and historical and future pre-tax book income (as adjusted for permanent differences between financial and tax accounting items) in order to determine if it is “more likely than not” the deferred tax asset will be realized. As a result of this assessment, we increased the valuation allowance on our deferred tax assets by $1.5 million for the nine months ended September 30, 2005, which we recorded as an increase to income tax expense. We will continue to evaluate the amount of the necessary valuation allowance for all of our foreign operating companies and our U.S. companies throughout the remainder of 2005.
      Pre-Reorganization Tax Benefits. During the nine months ended September 30, 2005, we reversed $20.6 million of deferred tax assets and related valuation allowance in the U.S. that existed as of the date we emerged from reorganization. We recorded the reversal of the deferred tax asset valuation allowance as an increase to paid-in capital in accordance with SOP 90-7.
      Tax Benefits on Exercise of Stock Options. During the nine months ended September 30, 2005, we reversed $8.5 million in deferred tax assets and related valuation allowance in the U.S. that related to the exercise of stock options. We recorded the reversal of the deferred tax asset valuation allowance as an increase to paid-in capital in accordance with APB No. 25.
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
      As a result of the Mexican tax authority’s current interpretation regarding this matter, and potential sanctions against Nextel Mexico, the Mexican operating companies affected by this potential disallowance amended their prior year income tax returns during the third quarter of 2004 to reflect the reversal of these deductions. The relevant Nextel Mexico companies immediately initiated the process of recovering these

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited
amounts. We have received an independent third party Mexican legal opinion supporting the tax position taken in prior years, which concludes that it is probable that the tax positions will be sustained upon review or audit by the Mexican tax authorities. Based on this opinion of tax law interpretation, Nextel Mexico recorded an asset related to historical amounts, which was approximately $15.6 million as of September 30, 2005. We have not continued to accrue for potential benefits subsequent to March 31, 2005.

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

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated

	(in thousands)
Nine Months Ended September 30, 2005
Operating revenues	$721,504	$230,806	$197,066	$82,986	$1,328	$(462)	$1,233,228

Segment earnings (losses)	$291,734	$27,975	$53,533	$19,236	$(45,512)	$—	$346,966
Depreciation and amortization	(49,086)	(21,133)	(12,258)	(6,234)	(1,167)	295	(89,583)

Operating income (loss)	242,648	6,842	41,275	13,002	(46,679)	295	257,383
Interest expense	(19,780)	(12,388)	(1,976)	(115)	(12,636)	53	(46,842)
Interest income	14,565	1,389	424	552	3,494	(53)	20,371
Debt conversion expense	—	—	—	—	(8,930)	—	(8,930)
Foreign currency transaction gains, net	2,121	93	197	8	7	—	2,426
Other expense, net	(2,387)	(4,500)	(33)	(9)	(436)	—	(7,365)

Income (loss) before income tax	$237,167	$(8,564)	$39,887	$13,438	$(65,180)	$295	$217,043

Capital expenditures	$157,616	$106,301	$41,623	$10,475	$1,228	$—	$317,243

Nine Months Ended September 30, 2004
Operating revenues	$559,542	$149,007	$137,332	$70,362	$1,153	$(385)	$917,011

Segment earnings (losses)	$229,066	$7,870	$31,335	$13,495	$(37,951)	$—	$243,815
Depreciation and amortization	(50,885)	(9,298)	(8,039)	(4,103)	(769)	317	(72,777)

Operating income (loss)	178,181	(1,428)	23,296	9,392	(38,720)	317	171,038
Interest expense	(12,923)	(8,484)	(36)	(153)	(16,847)	40	(38,403)
Interest income	1,976	1,963	284	2,621	2,386	(40)	9,190
Loss on early extinguishment of debt	—	—	—	—	(79,327)	—	(79,327)
Foreign currency transaction gains (losses), net	7,615	(58)	(371)	205	1	—	7,392
Other income (expense), net	23	278	218	(111)	(415)	(143)	(150)

Income (loss) before income tax and cumulative effect of change in accounting principle	$174,872	$(7,729)	$23,391	$11,954	$(132,922)	$174	$69,740

Capital expenditures	$70,232	$38,882	$35,486	$14,121	$2,362	$(143)	$160,940

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated

	(in thousands)
Three Months Ended September 30, 2005
Operating revenues	$264,571	$86,477	$71,846	$29,167	$471	$(167)	$452,365

Segment earnings (losses)	$102,542	$14,273	$19,588	$7,429	$(15,682)	$—	$128,150
Depreciation and amortization	(17,978)	(8,674)	(4,526)	(2,222)	(413)	98	(33,715)

Operating income (loss)	84,564	5,599	15,062	5,207	(16,095)	98	94,435
Interest expense	(9,946)	(5,266)	(774)	(40)	(4,671)	19	(20,678)
Interest income	7,364	498	203	247	1,965	(19)	10,258
Foreign currency transaction gains (losses), net	578	(171)	(20)	(39)	11	—	359
Other expense, net	(1,767)	(1,763)	(27)	(1)	(137)	—	(3,695)

Income (loss) before income tax	$80,793	$(1,103)	$14,444	$5,374	$(18,927)	$98	$80,679

Capital expenditures	$58,032	$45,420	$16,392	$4,077	$830	$—	$124,751

Three Months Ended September 30, 2004
Operating revenues	$195,424	$55,226	$50,473	$24,050	$377	$(126)	$325,424

Segment earnings (losses)	$76,000	$590	$11,220	$5,528	$(12,448)	$—	$80,890
Depreciation and amortization	(16,259)	(3,777)	(3,065)	(1,551)	(292)	106	(24,838)

Operating income (loss)	59,741	(3,187)	8,155	3,977	(12,740)	106	56,052
Interest expense	(3,826)	(3,464)	(3)	(36)	(4,193)	12	(11,510)
Interest income	772	770	78	1,343	825	(12)	3,776
Foreign currency transaction (losses) gains, net	(1,119)	474	(411)	207	8	—	(841)
Other income (expense), net	269	(1,702)	(126)	(11)	(190)	(143)	(1,903)

Income (loss) before income tax and cumulative effect of change in accounting principle	$55,837	$(7,109)	$7,693	$5,480	$(16,290)	$(37)	$45,574

Capital expenditures	$20,715	$22,455	$19,803	$4,773	$585	$(143)	$68,188

September 30, 2005
Property, plant and equipment, net	$453,577	$225,700	$105,368	$47,309	$3,822	$(1,051)	$834,725

Identifiable assets	$1,306,533	$372,117	$271,194	$129,469	$354,493	$(1,051)	$2,432,755

December 31, 2004
Property, plant and equipment, net	$328,021	$111,031	$73,674	$43,107	$3,761	$(1,347)	$558,247

Identifiable assets	$774,058	$234,091	$223,180	$114,354	$146,944	$(1,347)	$1,491,280

September 30, 2004
Property, plant and equipment, net	$309,367	$75,962	$58,888	$38,674	$4,195	$(1,445)	$485,641

Identifiable assets	$672,822	$193,892	$132,802	$81,244	$156,970	$(1,445)	$1,236,285

NII HOLDINGS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
Unaudited

Note 10.	Subsequent Event
      On October 27, 2005, we announced a 2-for-1 common stock split to be effected in the form of a stock dividend that will be paid on November 21, 2005 for holders of record on November 11, 2005. The stock split will require retroactive restatement of all historical earnings per share data beginning with our financial statements for the year ended December 31, 2005. Unaudited pro forma results for basic and diluted net income per common share for the nine and three months ended September 30, 2005 and 2004 are as follows:

	Nine Months Ended		Three Months Ended
	September 30, 2005		September 30, 2005

	Actual	Pro Forma	Actual	Pro Forma

Net income per common share, basic	$1.73	$0.87	$0.66	$0.33

Net income per common share, diluted	$1.53	$0.77	$0.59	$0.30

	Nine Months Ended		Three Months Ended
	September 30, 2004		September 30, 2004

	Actual	Pro Forma	Actual	Pro Forma

Income (loss) before cumulative effect of change in accounting principle, per common share, basic	$—	$—	$0.32	$0.16
Cumulative effect of change in accounting principle, per common share, basic	0.01	—	—	—

Net income per common share, basic	$0.01	$—	$0.32	$0.16

Income (loss) before cumulative effect of change in accounting principle, per common share, diluted	$—	$—	$0.31	$0.15
Cumulative effect of change in accounting principle, per common share, diluted	0.01	—	—	—

Net income per common share, diluted	$0.01	$—	$0.31	$0.15

      Unaudited pro forma stockholders’ equity as of September 30, 2005 and December 31, 2004 is as follows (in thousands):

	September 30, 2005		December 31, 2004

	Actual	Pro Forma	Actual	Pro Forma

Common stock	$76	$152	$70	$140
Paid-in capital	453,683	453,607	317,053	316,983
Retained earnings	286,659	286,659	161,267	161,267
Deferred compensation	(8,570)	(8,570)	(12,644)	(12,644)
Accumulated other comprehensive loss	(13,379)	(13,379)	(43,799)	(43,799)

Total stockholders’ equity	$718,469	$718,469	$421,947	$421,947

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction	26
Critical Accounting Policies and Estimates	26
Business Overview	26
Recent Developments	27
Ratio of Earnings to Fixed Charges	28
Results of Operations	29
a. Consolidated	30
b. Nextel Mexico	35
c. Nextel Brazil	38
d. Nextel Argentina	41
e. Nextel Peru	43
f. Corporate and other	45
Liquidity and Capital Resources	46
Future Capital Needs and Resources	47
Forward Looking Statements	50
Effect of New Accounting Standards	51

Introduction
      The following is a discussion and analysis of:

•	our consolidated financial condition and results of operations for the nine- and three-month periods ended September 30, 2005 and 2004; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.
      You should read this discussion in conjunction with our 2004 annual report on Form 10-K, including, but not limited to, the discussion regarding our critical accounting judgments, as described below, and our quarterly reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005. Historical results may not indicate future performance. See “Forward Looking Statements” for risks and uncertainties that may impact our future performance.
Critical Accounting Policies and Estimates
      The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the condensed consolidated financial statements and related notes for the periods presented. Due to the inherent uncertainty involved in making those estimates, actual results to be reported in future periods could differ from those estimates.
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

•	digital mobile telephone service, including advanced calling features such as speakerphone, conference calling, voice-mail, call forwarding and additional line service;

•	Nextel Direct Connect® service, which allows subscribers anywhere on our network in the same country to talk to each other instantly, on a “push-to-talk” basis, on a private one-to-one call or on a group call;

•	International Direct Connect® service, in conjunction with Nextel Communications, Nextel Partners and TELUS, which allows subscribers to communicate instantly across national borders with our subscribers in Mexico, Brazil, Argentina and Peru, with Nextel Communications and Nextel Partners subscribers in the United States and with TELUS subscribers in Canada;

•	Internet services, mobile messaging services, e-mail and advanced Java™ enabled business applications, which are marketed as “Nextel OnlineSM” services; and

•	international roaming capabilities, which are marketed as “Nextel WorldwideSM.”
      The table below provides an overview of our total digital handsets in commercial service in the countries indicated as of September 30, 2005 and 2004. For purposes of the table, digital handsets in commercial service represent all digital handsets in use by our customers on the digital mobile networks in each of the listed countries.

	Total Digital Handsets in
	Commercial Service

	September 30,	September 30,
Country	2005	2004

	(in thousands)
Mexico	1,027	804
Brazil	580	455
Argentina	465	349
Peru	231	175

Total	2,303	1,783

Recent Developments
      Interest Rate Swap. In July 2005, Nextel Mexico entered into an interest rate swap agreement to hedge the variability of future cash flows associated with the $31.0 million Mexican peso-denominated variable rate portion of its $250.0 million syndicated loan facility. Under the interest rate swap, Nextel Mexico agreed to exchange the difference between the variable Mexican reference rate TIIE and a fixed rate, based on a notional amount of $31.0 million. The interest rate swap fixed the amount of interest expense associated with this portion of the syndicated loan facility commencing on August 31, 2005 and will continue over the life of the facility based on a fixed rate of about 11.95% per year.
      2.75% Convertible Notes. In August 2005, we privately placed $300.0 million aggregate principal amount of 2.75% convertible notes due 2025. In addition, we granted the initial purchaser an option to purchase up to an additional $50.0 million principal amount of notes, which the initial purchaser exercised in full. As a result, we issued an additional $50.0 million aggregate principal amount of convertible notes, resulting in total gross proceeds of $350.0 million. We also incurred direct issuance costs of $8.7 million.
      The notes bear interest at a rate of 2.75% per annum on the principal amount of the notes, payable semi-annually in arrears in cash on February 15 and August 15 of each year, beginning February 15, 2006, and will mature on August 15, 2025, when the entire principal balance of $350.0 million will be due. In addition, the noteholders have the right to require us to repurchase the notes on August 15 of 2010, 2012, 2015 and 2020 at a repurchase price equal to 100% of their principal amount, plus any accrued and unpaid interest (including additional amounts, if any) up to, but excluding, the repurchase date. The notes are convertible into shares of our common stock at a conversion rate of 9.9835 shares per $1,000 principal amount of notes, subject to adjustment, prior to the close of business on the final maturity date under any of the following circumstances:

•	during any fiscal quarter commencing after September 30, 2005 if the closing sale price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

•	prior to July 15, 2010, during the five business day period after any five consecutive trading day period in which the trading price per note for each day of such period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of notes;

•	at any time on or after July 15, 2010; or

•	upon the occurrence of specified corporate events.
      We have the option to satisfy the conversion of the notes in shares of our common stock, in cash or a combination of both.
      Prior to August 20, 2010, the notes will not be redeemable. On or after August 20, 2010, we may redeem for cash some or all of the notes, at any time and from time to time, upon at least 30 days’ notice for a price equal to 100% of the principal amount of the notes to be redeemed plus any accrued and unpaid interest including additional amounts, if any) up to but excluding the redemption date.
      Foreign Currency Hedge. In September 2005, Nextel Mexico entered into a derivative agreement to reduce its foreign currency transaction risk associated with a portion of its 2006 U.S. dollar forecasted capital expenditures and handset purchases. This risk is hedged by forecasting Nextel Mexico’s capital expenditures and handset purchases for a 12-month period that will begin in January 2006. Under this agreement, Nextel Mexico purchased a U.S. dollar call option for $3.6 million and sold a call option on the Mexican peso for $1.1 million for a net cost of $2.5 million.
      In October 2005, Nextel Mexico entered into another derivative agreement to further reduce its foreign currency transaction risk associated with a portion of its 2006 U.S. dollar forecasted capital expenditures and handset purchases. This risk is hedged by forecasting Nextel Mexico’s capital expenditures and handset purchases for a 12-month period that will begin in January 2006. Under this agreement, Nextel Mexico purchased a U.S. dollar call option for $1.4 million and sold a call option on the Mexican peso for $0.3 million for a net cost of $1.1 million.
      Stock Split. On October 27, 2005, we announced a 2-for-1 common stock split to be effected in the form of a stock dividend that will be paid on November 21, 2005 for holders of record on November 11, 2005.
Ratio of Earnings to Fixed Charges

Three Months Ended
September 30,

2005	2004

3.86x	3.76x
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

Results of Operations
      Operating revenues primarily consist of service revenues and revenues generated from the sale of digital handsets and accessories. Service revenues primarily include fixed monthly access charges for digital mobile telephone service and digital two-way radio and other services, including revenues from calling party pays programs and variable charges for airtime and digital two-way radio usage in excess of plan minutes, long-distance charges and international roaming revenues derived from calls placed by our customers. Digital handset and accessory revenues represents revenues we earn on the sale of digital handsets and accessories to our customers.
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
      Out-of-Period Adjustments. During the first nine months of 2005, we identified errors in our financial statements for the year ended December 31, 2004 and the first six months of 2005. These errors primarily related to accounting for income taxes, bookkeeping errors in our operating company in Mexico and other miscellaneous items. We reduced operating income by $1.3 million and $4.5 million and increased net income by $0.3 million and $0.6 million for the three- and nine-month periods ended September 30, 2005, respectively, related to the correction of these errors. We do not believe that these adjustments are quantitatively or qualitatively material to the results of the three- and nine-month periods ended September 30, 2005, our projected results for the current year or to any prior years’ earnings, earnings trends or financial statement line items. As a result, we have not adjusted any prior period amounts.

a. Consolidated

		% of		% of	Change from
		Consolidated		Consolidated	Previous Year
	September 30,	Operating	September 30,	Operating
	2005	Revenues	2004	Revenues	Dollars	Percent

	(dollars in thousands)
Nine Months Ended
Operating revenues
Service and other revenues	$1,175,826	95%	$870,059	95%	$305,767	35%
Digital handset and accessory revenues	57,402	5%	46,952	5%	10,450	22%

	1,233,228	100%	917,011	100%	316,217	34%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(301,085)	(24)%	(237,059)	(26)%	(64,026)	27%
Cost of digital handsets and accessories	(178,262)	(15)%	(150,588)	(16)%	(27,674)	18%
Selling and marketing expenses	(163,068)	(13)%	(119,621)	(13)%	(43,447)	36%
General and administrative expenses	(243,847)	(20)%	(165,928)	(18)%	(77,919)	47%
Depreciation and amortization	(89,583)	(7)%	(72,777)	(8)%	(16,806)	23%

Operating income	257,383	21%	171,038	19%	86,345	50%
Interest expense, net	(46,842)	(4)%	(38,403)	(4)%	(8,439)	22%
Interest income	20,371	2%	9,190	1%	11,181	122%
Debt conversion expense	(8,930)	(1)%	—	—	(8,930)	NM
Loss on early extinguishment of debt	—	—	(79,327)	(9)%	79,327	(100)%
Foreign currency transaction gains, net	2,426	—	7,392	1%	(4,966)	(67)%
Other expense, net	(7,365)	—	(150)	—	(7,215)	NM

Income before income tax provision and cumulative effect of change in accounting principle, net	217,043	18%	69,740	8%	147,303	211%
Income tax provision	(91,651)	(8)%	(70,113)	(8)%	(21,538)	31%

Income (loss) before cumulative effect of change in accounting principle, net	125,392	10%	(373)	—	125,765	NM
Cumulative effect of change in accounting principle, net of income taxes of $11,898 in 2004	—	—	970	—	(970)	(100)%

Net income	$125,392	10%	$597	—	$124,795	NM

Three Months Ended
Operating revenues
Service and other revenues	$430,318	95%	$306,703	94%	$123,615	40%
Digital handset and accessory revenues	22,047	5%	18,721	6%	3,326	18%

	452,365	100%	325,424	100%	126,941	39%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(106,747)	(24)%	(87,507)	(27)%	(19,240)	22%
Cost of digital handsets and accessories	(67,701)	(15)%	(52,136)	(16)%	(15,565)	30%
Selling and marketing expenses	(63,896)	(14)%	(42,454)	(13)%	(21,442)	51%
General and administrative expenses	(85,871)	(19)%	(62,437)	(19)%	(23,434)	38%
Depreciation and amortization	(33,715)	(7)%	(24,838)	(8)%	(8,877)	36%

Operating income	94,435	21%	56,052	17%	38,383	68%
Interest expense, net	(20,678)	(4)%	(11,510)	(3)%	(9,168)	80%
Interest income	10,258	2%	3,776	1%	6,482	172%
Foreign currency transaction gains (losses), net	359	—	(841)	—	1,200	(143)%
Other expense, net	(3,695)	(1)%	(1,903)	(1)%	(1,792)	94%

Income before income tax provision	80,679	18%	45,574	14%	35,105	77%
Income tax provision	(30,837)	(7)%	(22,968)	(7)%	(7,869)	34%

Net income	$49,842	11%	$22,606	7%	$27,236	120%

NM-Not Meaningful

1. Operating revenues
      The $305.8 million, or 35%, and $123.6 million, or 40%, increases in consolidated service and other revenues from the nine and three months ended September 30, 2004 to the same periods in 2005 are primarily a result of 28% increases in the average number of digital handsets in service for both periods, increases in average consolidated revenues per handset and increases of $21.7 million, or 60%, and $7.8 million, or 56%, in consolidated revenues related to handset maintenance programs.
      The $10.5 million, or 22%, and $3.3 million, or 18%, increases in consolidated digital handset and accessory revenues from the nine and three months ended September 30, 2004 to the same periods in 2005 are primarily due to 29% and 42% increases in handset sales, as well as increases in handset upgrades.
2. Cost of revenues
      The $64.0 million, or 27%, and $19.2 million, or 22%, increases in consolidated cost of service from the nine and three months ended September 30, 2004 to the same periods in 2005 are principally a result of the following:

•	$37.3 million, or 30%, and $12.1 million, or 26%, increases in consolidated interconnect costs resulting from 39% and 41% increases in consolidated minutes of use;

•	$17.8 million, or 27%, and $6.3 million, or 28%, increases in consolidated direct switch and transmitter and receiver site costs resulting from a 23% increase in the number of consolidated transmitter and receiver sites in service from September 30, 2004 to September 30, 2005; and

•	$8.8 million, or 24%, and $0.5 million, or 3%, increases in consolidated service and repair costs mainly resulting from increases in subscribers participating under our handset maintenance programs, primarily in Mexico and Brazil.
      The $27.7 million, or 18%, and $15.6 million, or 30%, increases in consolidated cost of digital handsets and accessories from the nine and three months ended September 30, 2004 to the same periods in 2005 are primarily due to 29% and 42% increases in handset sales.
3. Selling and marketing expenses
      The $43.4 million, or 36%, and $21.4 million, or 51%, increases in consolidated selling and marketing expenses from the nine and three months ended September 30, 2004 to the same periods in 2005 are principally a result of the following:

•	$25.0 million, or 66%, and $14.4 million, or 112%, increases in consolidated indirect commissions resulting from 38% and 57% increases in handset sales earned by outside dealers;

•	$8.5 million, or 17%, and $4.0 million, or 23%, increases in consolidated direct commissions and payroll expenses largely due to an increase in commissions incurred as a result of 19% and 24% increases in handset sales across all markets by market sales personnel; and

•	$7.7 million, or 30%, and $2.2 million, or 22%, increases in consolidated advertising expenses, primarily in Mexico and Brazil, mainly related to the launch of new markets and increased advertising initiatives related to overall subscriber growth.
4. General and administrative expenses
      The $77.9 million, or 47%, and $23.4 million, or 38%, increases in consolidated general and administrative expenses from the nine and three months ended September 30, 2004 to the same periods in 2005 are primarily a result of the following:

•	$39.8 million, or 50%, and $14.9 million, or 52%, increases in consolidated other general and administrative expenses largely due to increases in headcount and facilities related expenses due to our continued growth and increases in corporate professional fees related to the annual audit and legal services for the nine-month period;

•	$8.3 million and $1.3 million increases in consolidated bad debt expense, which increased slightly as a percentage of revenues from 0.5% for both periods in 2004 to 1.0% and 0.7% for the nine and three months ended September 30, 2005, primarily in Brazil and Mexico;

•	$13.0 million, or 32%, and $5.8 million, or 40%, increases in consolidated customer care expenses resulting from increases in payroll and related expenses necessary to support a larger consolidated customer base; and

•	increases of $5.7 million, or 26%, from $21.9 million to $27.6 million, and $1.6 million, or 21%, from $7.8 million to $9.4 million, in spectrum license fees in Mexico.
      The increase for the nine-month period is also due to a $9.3 million reversal of contingent liabilities in Brazil that we recorded as a reduction to general and administrative expenses during the nine months ended September 30, 2004.
5. Depreciation and amortization
      The $16.8 million, or 23%, and $8.9 million, or 36%, increases in consolidated depreciation and amortization from the nine and three months ended September 30, 2004 to the same periods in 2005 are primarily due to increased deprecation on a higher consolidated property, plant and equipment base primarily resulting from continued expansion of our digital mobile networks, partially offset by a decrease in amortization. The decrease in amortization resulted from reversals that we recorded primarily in the fourth quarter of 2004, of certain valuation allowances for deferred tax assets that we originally created in connection with our application of fresh-start accounting. We recorded the reversals of valuation allowances as reductions to the intangible assets that existed as of the date of our application of fresh-start accounting.

6.	Interest expense, net
      The $8.4 million, or 22%, increase in consolidated interest expense from the nine months ended September 30, 2004 to the same period in 2005 is primarily due to a $7.9 million increase in interest incurred related to our syndicated loan facility in Mexico that we drew down in May 2005 and a $6.3 million increase in interest related to our tower financings in Mexico and Brazil, partially offset by a $5.0 million decrease in interest resulting from the retirement of our 13.0% senior secured discount notes during the first quarter of 2004 and a $2.9 million decrease in interest resulting from the principal pay-downs of our international equipment facility in February and July 2004.
      The $9.2 million, or 80%, increase in consolidated interest expense from the third quarter of 2004 to the third quarter of 2005 is primarily due to a $5.9 million increase in interest incurred related to our syndicated loan facility in Mexico and a $2.4 million increase in interest related to our tower financings in Mexico and Brazil.

7.	Interest income
      The $11.2 million, or 122%, and $6.5 million, or 172%, increases in interest income from the nine and three months ended September 30, 2004 to the same periods in 2005 are largely the result of increases in Nextel Mexico’s average consolidated cash balances.

8.	Debt conversion expense
      The $8.9 million debt conversion expense represents consideration that we paid in connection with the conversion of $88.5 million of our 3.5% convertible notes during the second quarter of 2005.

9.	Loss on early extinguishment of debt
      The $79.3 million loss on early extinguishment of debt for the nine months ended September 30, 2004 represents the loss that we incurred in connection with the retirement of substantially all of our 13.0% senior secured discount notes through a cash tender offer in the first quarter of 2004.

10.	Foreign currency transaction gains (losses), net
      The $5.0 million decrease in net foreign currency transaction gains from the nine months ended September 30, 2004 to the same period in 2005 is primarily related to the stabilization of the Mexican peso.

11.	Other expense, net
      Net other expense of $7.4 million and $3.7 million for the nine and three months ended September 30, 2005 primarily relate to $3.7 million and $1.4 million of monetary corrections on contingent liabilities in Brazil, as well as $2.5 million and $1.8 million of realized losses on our derivative hedging agreements in Mexico. Net other expense of $1.9 million for the third quarter of 2004 primarily relates to monetary corrections on contingent liabilities in Brazil during that period.

12.	Income tax provision
      The $21.5 million, or 31%, and $7.9 million, or 34%, increases in the consolidated income tax provision from the nine and three months ended September 30, 2004 to the same periods in 2005 are primarily due to higher U.S. deferred tax provisions resulting from the inclusion of the cost of stock options exercised in the allocation of certain expenses from the U.S. to our foreign markets.
Segment Results
      We refer to our operating companies by the countries in which they operate, such as Nextel Mexico, Nextel Brazil, Nextel Argentina, Nextel Peru and Nextel Chile. We evaluate performance of these segments and provide resources to them based on operating income before depreciation and amortization and impairment, restructuring and other charges, which we refer to as segment earnings. The tables below provide a summary of the components of our consolidated segments for the nine and three months ended September 30, 2005 and 2004. The results of Nextel Chile are included in “Corporate and other.” We allocate corporate overhead costs to some of our subsidiaries. We treat a portion of these allocated amounts as tax deductions, where relevant. The segment information below does not reflect any allocations of corporate overhead costs because the amounts of these expenses are not provided to or used by our chief operating decision maker in making operating decisions related to these segments.

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Nine Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
September 30, 2005	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

	(dollars in thousands)
Nextel Mexico	$721,504	58%	$(218,750)	46%	$(211,020)	52%	$291,734
Nextel Brazil	230,806	19%	(127,001)	26%	(75,830)	19%	27,975
Nextel Argentina	197,066	16%	(93,779)	20%	(49,754)	12%	53,533
Nextel Peru	82,986	7%	(39,099)	8%	(24,651)	6%	19,236
Corporate and other	1,328	—	(1,180)	—	(45,660)	11%	(45,512)
Intercompany eliminations	(462)	—	462	—	—	—	—

Total consolidated	$1,233,228	100%	$(479,347)	100%	$(406,915)	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Three Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
September 30, 2005	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

	(dollars in thousands)
Nextel Mexico	$264,571	59%	$(82,671)	47%	$(79,358)	53%	$102,542
Nextel Brazil	86,477	19%	(44,140)	25%	(28,064)	19%	14,273
Nextel Argentina	71,846	16%	(34,092)	20%	(18,166)	12%	19,588
Nextel Peru	29,167	6%	(13,432)	8%	(8,306)	5%	7,429
Corporate and other	471	—	(280)	—	(15,873)	11%	(15,682)
Intercompany eliminations	(167)	—	167	—	—	—	—

Total consolidated	$452,365	100%	$(174,448)	100%	$(149,767)	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Nine Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
September 30, 2004	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

	(dollars in thousands)
Nextel Mexico	$559,542	61%	$(179,093)	46%	$(151,383)	53%	$229,066
Nextel Brazil	149,007	16%	(102,214)	26%	(38,923)	14%	7,870
Nextel Argentina	137,332	15%	(69,781)	18%	(36,216)	13%	31,335
Nextel Peru	70,362	8%	(35,710)	9%	(21,157)	7%	13,495
Corporate and other	1,153	—	(1,234)	1%	(37,870)	13%	(37,951)
Intercompany eliminations	(385)	—	385	—	—	—	—

Total consolidated	$917,011	100%	$(387,647)	100%	$(285,549)	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Three Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
September 30, 2004	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)

	(dollars in thousands)
Nextel Mexico	$195,424	60%	$(64,696)	46%	$(54,728)	52%	$76,000
Nextel Brazil	55,226	17%	(38,017)	27%	(16,619)	16%	590
Nextel Argentina	50,473	16%	(25,218)	18%	(14,035)	13%	11,220
Nextel Peru	24,050	7%	(11,419)	8%	(7,103)	7%	5,528
Corporate and other	377	—	(419)	1%	(12,406)	12%	(12,448)
Intercompany eliminations	(126)	—	126	—	—	—	—

Total consolidated	$325,424	100%	$(139,643)	100%	$(104,891)	100%

     A discussion of the results of operations for each of our reportable segments follows:

b.	Nextel Mexico

		% of		% of
		Nextel		Nextel	Change from
		Mexico’s		Mexico’s	Previous Year
	September 30,	Operating	September 30,	Operating
	2005	Revenues	2004	Revenues	Dollars	Percent

	(dollars in thousands)
Nine Months Ended
Operating revenues
Service and other revenues	$703,032	97%	$541,410	97%	$161,622	30%
Digital handset and accessory revenues	18,472	3%	18,132	3%	340	2%

	721,504	100%	559,542	100%	161,962	29%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(125,881)	(17)%	(99,448)	(18)%	(26,433)	27%
Cost of digital handsets and accessories	(92,869)	(13)%	(79,645)	(14)%	(13,224)	17%

	(218,750)	(30)%	(179,093)	(32)%	(39,657)	22%
Selling and marketing expenses	(104,262)	(14)%	(75,680)	(14)%	(28,582)	38%
General and administrative expenses	(106,758)	(15)%	(75,703)	(13)%	(31,055)	41%

Segment earnings	291,734	41%	229,066	41%	62,668	27%
Depreciation and amortization	(49,086)	(7)%	(50,885)	(9)%	1,799	(4)%

Operating income	242,648	34%	178,181	32%	64,467	36%
Interest expense, net	(19,780)	(3)%	(12,923)	(2)%	(6,857)	53%
Interest income	14,565	2%	1,976	—	12,589	NM
Foreign currency transaction gains, net	2,121	—	7,615	1%	(5,494)	(72)%
Other (expense) income, net	(2,387)	—	23	—	(2,410)	NM

Income before income tax	$237,167	33%	$174,872	31%	$62,295	36%

Three Months Ended
Operating revenues
Service and other revenues	$257,138	97%	$187,610	96%	$69,528	37%
Digital handset and accessory revenues	7,433	3%	7,814	4%	(381)	(5)%

	264,571	100%	195,424	100%	69,147	35%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(45,972)	(17)%	(36,325)	(19)%	(9,647)	27%
Cost of digital handsets and accessories	(36,699)	(14)%	(28,371)	(14)%	(8,328)	29%

	(82,671)	(31)%	(64,696)	(33)%	(17,975)	28%
Selling and marketing expenses	(41,230)	(16)%	(26,912)	(14)%	(14,318)	53%
General and administrative expenses	(38,128)	(14)%	(27,816)	(14)%	(10,312)	37%

Segment earnings	102,542	39%	76,000	39%	26,542	35%
Depreciation and amortization	(17,978)	(7)%	(16,259)	(8)%	(1,719)	11%

Operating income	84,564	32%	59,741	31%	24,823	42%
Interest expense, net	(9,946)	(4)%	(3,826)	(2)%	(6,120)	160%
Interest income	7,364	3%	772	—	6,592	NM
Foreign currency transaction gains (losses), net	578	—	(1,119)	—	1,697	(152)%
Other (expense) income, net	(1,767)	—	269	—	(2,036)	NM

Income before income tax	$80,793	31%	$55,837	29%	$24,956	45%

NM-Not Meaningful
      In accordance with accounting principles generally accepted in the United States, we translated Nextel Mexico’s results of operations using the average exchange rates for the nine and three months ended September 30, 2005 and 2004. The average exchange rates of the Mexican peso for the nine and three months ended September 30, 2005 appreciated against the U.S. dollar by 3% and 7%, respectively, from the nine and three months ended September 30, 2004. As a result, compared to 2004, the components of Nextel Mexico’s results of operations for 2005 after translation into U.S. dollars reflect higher increases than would have occurred if it were not for the impact of the appreciation of the peso.

1.	Operating revenues
      The $161.6 million, or 30%, and $69.5 million, or 37%, increases in service and other revenues from the nine and three months ended September 30, 2004 to the same periods in 2005 are primarily due to the following:

•	26% increases in the average number of digital handsets in service for both periods resulting from Nextel Mexico’s expansion of service coverage into new markets, as well as growth in existing markets;

•	$5.2 million, or 26%, and $1.9 million, or 26%, increases in revenues generated from Nextel Mexico’s handset maintenance program due to growth in the number of Nextel Mexico’s customers that are utilizing this program; and

•	increases in average revenues per handset on a local currency basis largely due to price increases applied to the existing customer base, as well as higher access revenues.

2.	Cost of revenues
      The $26.4 million, or 27%, and $9.6 million, or 27%, increases in cost of service from the nine and three months ended September 30, 2004 to the same periods in 2005 are principally due to the following:

•	$19.5 million, or 37%, and $7.9 million, or 43%, increases in interconnect costs generally resulting from 38% and 44% increases in total system minutes of use;

•	$4.0 million, or 26%, and $0.2 million, or 2%, increases in service and repair costs largely due to increased activity under Nextel Mexico’s handset maintenance program; and

•	$3.9 million, or 14%, and $1.9 million, or 21%, increases in direct switch and transmitter and receiver site costs resulting from a 28% increase in the number of transmitter and receiver sites in service from September 30, 2004 to September 30, 2005.
      The $13.2 million, or 17%, and $8.3 million, or 29%, increases in cost of digital handsets and accessories from the nine and three months ended September 30, 2004 to the same periods in 2005 are primarily due to 28% and 51% increases in handset sales, respectively, which included a higher proportion of more expensive models during 2005 compared to 2004, and decreases in average cost per handset. These increases were also attributable to increases in handset upgrades provided to current customers.

3.	Selling and marketing expenses
      The $28.6 million, or 38%, and $14.3 million, or 53%, increases in selling and marketing expenses from the nine and three months ended September 30, 2004 to the same periods in 2005 are primarily a result of the following:

•	$19.4 million, or 72%, and $11.7 million, or 131%, increases in indirect commissions primarily due to 40% and 70% increases in handset sales by Nextel Mexico’s outside dealers and higher indirect commission earned per handset sale;

•	$4.7 million, or 26%, and $1.0 million, or 13%, increases in advertising costs largely due to the launch of new markets, the launch of new rate plans in 2005, international Direct Connect campaigns, which were launched in the middle of 2004, and objectives to reinforce market awareness of the Nextel brand name; and

•	$3.3 million, or 12%, and $1.2 million, or 13%, increases in direct commissions and payroll expenses principally due to 6% and 15% increases in handset sales by Nextel Mexico’s sales personnel.

4.	General and administrative expenses
      The $31.1 million, or 41%, and $10.3 million, or 37%, increases in general and administrative expenses from the nine and three months ended September 30, 2004 to the same periods in 2005 are largely a result of the following:

•	$17.1 million, or 82%, and $5.8 million, or 69%, increases in general corporate costs resulting from increases in payroll and related expenses caused by more general and administrative personnel, higher business insurance expenses and increased facilities costs due to expansion into new markets;

•	$5.7 million, or 26%, and $1.6 million, or 21%, increases in spectrum license fees;

•	$5.0 million, or 24%, and $2.1 million, or 29%, increases in customer care expenses primarily due to increases in payroll and employee related expenses caused by an increase in customer care personnel necessary to support a larger customer base; and

•	$2.4 million and $0.7 million, increases in bad debt expense, which increased slightly as a percentage of revenues from 0.3% and 0.4% in 2004 to 0.6% and 0.5% in 2005.

5.	Depreciation and amortization
      The $1.8 million, or 4%, decrease in depreciation and amortization from the nine months ended September 30, 2004 to the same period in 2005 is primarily a result of a decrease in amortization due to a reversal recorded primarily in the fourth quarter of 2004 of certain valuation allowances for deferred tax assets that were created in connection with our application of fresh-start accounting and which we recorded as a reduction to intangible assets. This decrease was partially offset by an increase in depreciation resulting from an increase in Nextel Mexico’s property, plant and equipment primarily due to the continued build-out of Nextel Mexico’s digital mobile network.
      The $1.7 million, or 11%, increase in depreciation and amortization from the three months ended September 30, 2004 to the same period in 2005 is largely the result of an increase in depreciation resulting from an increase in Nextel Mexico’s property, plant and equipment base.

6.	Interest expense, net
      The $6.9 million, or 53%, and $6.1 million, or 160%, increases in interest expense, net, from the nine and three months ended September 30, 2004 to the same periods in 2005 are largely a result of $7.9 million and $5.9 million of interest expense incurred in 2005 on Nextel Mexico’s syndicated loan facility, which we drew down in May 2005, and $2.3 million and $0.9 million increases in interest related to tower financing obligations, partially offset by a decrease in interest resulting from the principal pay-downs on Nextel Mexico’s portion of the international equipment facility in February and July 2004.

7.	Interest income
      The $12.6 million and $6.6 million increases in interest income from the nine and three months ended September 30, 2004 to the same periods in 2005 are largely the result of an increase in Nextel Mexico’s average cash balances resulting primarily from the draw-down of Nextel Mexico’s syndicated loan facility in May 2005.

8.	Foreign currency transaction gains (losses), net
      Foreign currency transaction gains of $2.1 million and $7.6 million for the nine months ended September 30, 2005 and 2004 are mostly due to the relative strengthening of the peso compared to the U.S. dollar on Nextel Mexico’s U.S. dollar-denominated liabilities. Foreign currency transaction losses of $1.1 million for the three months ended September 30, 2004 was primarily due to the relative weakening of the Mexican peso compared to the U.S. dollar on Nextel Mexico’s U.S. dollar-denominated liabilities.

9.	Other (expense) income, net
      The $2.4 million and $2.0 million increases in other expense from the nine and three months ended September 30, 2004 to the same periods in 2005 are largely a result of $2.5 million and $1.8 million in realized losses related to Nextel Mexico’s hedge of capital expenditures and handset purchases that we reclassified from accumulated other comprehensive loss during those periods.

c.	Nextel Brazil

		% of		% of
		Nextel		Nextel	Change from
		Brazil’s		Brazil’s	Previous Year
	September 30,	Operating	September 30,	Operating
	2005	Revenues	2004	Revenues	Dollars	Percent

	(dollars in thousands)
Nine Months Ended
Operating revenues
Service and other revenues	$211,721	92%	$134,432	90%	$77,289	57%
Digital handset and accessory revenues	19,085	8%	14,575	10%	4,510	31%

	230,806	100%	149,007	100%	81,799	55%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(85,067)	(37)%	(63,841)	(43)%	(21,226)	33%
Cost of digital handsets and accessories	(41,934)	(18)%	(38,373)	(26)%	(3,561)	9%

	(127,001)	(55)%	(102,214)	(69)%	(24,787)	24%
Selling and marketing expenses	(30,763)	(13)%	(21,124)	(14)%	(9,639)	46%
General and administrative expenses	(45,067)	(20)%	(17,799)	(12)%	(27,268)	153%

Segment earnings	27,975	12%	7,870	5%	20,105	255%
Depreciation and amortization	(21,133)	(9)%	(9,298)	(6)%	(11,835)	127%

Operating income (expense)	6,842	3%	(1,428)	(1)%	8,270	NM
Interest expense, net	(12,388)	(5)%	(8,484)	(5)%	(3,904)	46%
Interest income	1,389	—	1,963	1%	(574)	(29)%
Foreign currency transaction gains (losses), net	93	—	(58)	—	151	(260)%
Other (expense) income, net	(4,500)	(2)%	278	—	(4,778)	NM

Loss before income tax	$(8,564)	(4)%	$(7,729)	(5)%	$(835)	11%

Three Months Ended
Operating revenues
Service and other revenues	$78,802	91%	$49,564	90%	$29,238	59%
Digital handset and accessory revenues	7,675	9%	5,662	10%	2,013	36%

	86,477	100%	55,226	100%	31,251	57%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(28,438)	(33)%	(24,639)	(45)%	(3,799)	15%
Cost of digital handsets and accessories	(15,702)	(18)%	(13,378)	(24)%	(2,324)	17%

	(44,140)	(51)%	(38,017)	(69)%	(6,123)	16%
Selling and marketing expenses	(12,921)	(15)%	(7,605)	(14)%	(5,316)	70%
General and administrative expenses	(15,143)	(17)%	(9,014)	(16)%	(6,129)	68%

Segment earnings	14,273	17%	590	1%	13,683	NM
Depreciation and amortization	(8,674)	(10)%	(3,777)	(7)%	(4,897)	130%

Operating income (loss)	5,599	7%	(3,187)	(6)%	8,786	(276)%
Interest expense, net	(5,266)	(6)%	(3,464)	(6)%	(1,802)	52%
Interest income	498	—	770	1%	(272)	(35)%
Foreign currency transaction (losses) gains, net	(171)	—	474	1%	(645)	(136)%
Other expense, net	(1,763)	(2)%	(1,702)	(3)%	(61)	4%

Loss before income tax	$(1,103)	(1)%	$(7,109)	(13)%	$6,006	(84)%

NM-Not Meaningful
      In accordance with accounting principles generally accepted in the United States, we translated Nextel Brazil’s results of operations using the average exchange rates for the nine and three months ended September 30, 2005 and 2004. The average exchange rates for the nine and three months ended September 30, 2005 appreciated against the U.S. dollar by 19% and 27%, respectively, from the nine and three months ended September 30, 2004. As a result, compared to 2004, the components of Nextel Brazil’s results of operations for the first nine months of 2005 after translation into U.S. dollars reflect higher increases than would have occurred if it were not for the appreciation of the real.

1.	Operating revenues
      The $77.3 million, or 57%, and $29.2 million, or 59%, increases in service and other revenues from the nine and three months ended September 30, 2004 to the same periods in 2005 are primarily a result of the following:

•	26% and 27% increases in the average number of digital handsets in service resulting from growth in Nextel Brazil’s existing markets, as well as expansion into new markets;

•	significant increases in average revenues per handset generally caused by appreciated exchange rates; and

•	$8.5 million and $2.9 million increases in revenue related to an increase in subscribers participating in Nextel Brazil’s handset maintenance program.
      The $4.5 million, or 31%, and $2.0 million, or 36%, increases in digital handset and accessory revenues from the nine and three months ended September 30, 2004 to the same periods in 2005 are largely the result of 28% and 32% increases in handset sales.
2. Cost of revenues
      The $21.2 million, or 33%, increase in cost of service from the nine months ended September 30, 2004 to the same period in 2005 is primarily due to the following:

•	a $10.3 million, or 53%, increase in direct switch and transmitter and receiver site costs resulting from a 24% increase in the number of transmitter and receiver sites in service from September 30, 2004 to September 30, 2005, as well as an increase in cost per site in service;

•	a $5.1 million, or 14%, increase in interconnect costs mainly resulting from a 43% increase in total minutes of use, partially offset by a significant reduction of these costs due to amended interconnect regulations that have the effect of treating Nextel Brazil on the same basis with respect to billing for use of other mobile networks as other Brazilian wireless operators currently have in place; and

•	a $4.2 million, or 87%, increase in service and repair costs primarily due to an increase in subscribers participating under Nextel Brazil’s handset maintenance program.
      The $3.8 million, or 15%, increase in cost of service from the third quarter of 2004 to the third quarter of 2005 is due to a $3.8 million, or 55%, increase in direct switch and transmitter and receiver site costs resulting from a 24% increase in the number of transmitter and receiver sites in service from September 30, 2004 to September 30, 2005, as well as an increase in cost per site in service. Despite a 41% increase in total minutes of use from the third quarter of 2004 to the third quarter of 2005, interconnect costs were relatively flat due to a decrease in interconnect cost per minute resulting from the amended interconnect regulations.
      The $3.6 million, or 9%, and $2.3 million, or 17%, increases in cost of digital handsets and accessories from the nine and three months ended September 30, 2004 to the same periods in 2005 are primarily due to 28% and 32% increases in handset sales.
3. Selling and marketing expenses
      The $9.6 million, or 46%, and $5.3 million, or 70%, increases in selling and marketing expenses from the nine and three months ended September 30, 2004 to the same periods in 2005 are principally due to the following:

•	$4.1 million, or 39%, and $2.5 million, or 66%, increases in payroll and direct commissions largely as a result of 30% and 31% increases in handset sales by Nextel Brazil’s sales force;

•	$2.4 million, or 50%, and $1.5 million, or 85%, increases in indirect commissions resulting from 25% and 33% increases in handset sales by Nextel Brazil’s outside dealers, as well as increases in indirect commissions earned per handset sale; and

•	$2.2 million, or 58%, and $1.0 million, or 72%, increases in advertising expenses due to the implementation of more advertising campaigns during the first three quarters of 2005 primarily as a result of increased initiatives related to overall subscriber growth and the launch of new markets.
4. General and administrative expenses
      The $27.3 million, or 153%, increase in general and administrative expenses from the nine months ended September 30, 2004 to the same period in 2005 is primarily a result of the following:

•	a $17.5 million increase in general corporate costs mainly due to a $9.3 million reversal of contingent liabilities that we recorded as a reduction to general and administrative expenses during the nine months ended September 30, 2004 related to the expiration of the statute of limitations and the favorable resolution of other contingencies;

•	a $5.8 million, or 62%, increase in customer care expenses resulting from an increase in payroll and related expenses due to more customer care personnel necessary to support a larger customer base; and

•	a $4.5 million increase in bad debt expense, which increased as a percentage of revenues from 1.2% in 2004 to 2.7% in 2005, primarily related to certain municipal accounts that temporarily suspended payments of all services, but which have recently begun to pay.
      The $6.1 million, or 68%, increase in general and administrative expenses from the third quarter of 2004 to the third quarter of 2005 is primarily due to a $3.3 million, or 98%, increase in general corporate costs and a $2.9 million, or 89%, increase in customer care expenses resulting from an increase in payroll and related expenses due to more customer care personnel necessary to support a larger customer base.
5. Depreciation and amortization
      The $11.8 million, or 127%, and $4.9 million, or 129%, increases in depreciation and amortization from the nine and three months ended September 30, 2004 to the same periods in 2005 are primarily due to increased depreciation on Nextel Brazil’s significantly higher property, plant and equipment base primarily as a result of accelerating the build-out of Nextel Brazil’s digital mobile network.
6. Interest expense, net
      The $3.9 million, or 46%, and $1.8 million, or 52%, increases in interest expense, net, from the nine and three months ended September 30, 2004 to the same periods in 2005 are primarily the result of increased interest incurred on Nextel Brazil’s tower financing obligations.
7. Other (expense) income, net
      Net other expense of $4.5 million and $1.8 million for the nine and three months ended September 30, 2005, as well as net other expense of $1.7 million for the third quarter of 2004, primarily relates to previously described monetary corrections.

d. Nextel Argentina

		% of		% of
		Nextel		Nextel	Change from
		Argentina’s		Argentina’s	Previous Year
	September 30,	Operating	September 30,	Operating
	2005	Revenues	2004	Revenues	Dollars	Percent

	(dollars in thousands)
Nine Months Ended
Operating revenues
Service and other revenues	$181,196	92%	$124,898	91%	$56,298	45%
Digital handset and accessory revenues	15,870	8%	12,434	9%	3,436	28%

	197,066	100%	137,332	100%	59,734	43%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(63,620)	(32)%	(47,452)	(35)%	(16,168)	34%
Cost of digital handsets and accessories	(30,159)	(15)%	(22,329)	(16)%	(7,830)	35%

	(93,779)	(47)%	(69,781)	(51)%	(23,998)	34%
Selling and marketing expenses	(15,239)	(8)%	(11,321)	(8)%	(3,918)	35%
General and administrative expenses	(34,515)	(18)%	(24,895)	(18)%	(9,620)	39%

Segment earnings	53,533	27%	31,335	23%	22,198	71%
Depreciation and amortization	(12,258)	(6)%	(8,039)	(6)%	(4,219)	52%

Operating income	41,275	21%	23,296	17%	17,979	77%
Interest expense, net	(1,976)	(1)%	(36)	—	(1,940)	NM
Interest income	424	—	284	—	140	49%
Foreign currency transaction gains (losses), net	197	—	(371)	—	568	(153)%
Other (expense) income, net	(33)	—	218	—	(251)	(115)%

Income before income tax	$39,887	20%	$23,391	17%	$16,496	71%

Three Months Ended
Operating revenues
Service and other revenues	$66,446	92%	$45,989	91%	$20,457	44%
Digital handset and accessory revenues	5,400	8%	4,484	9%	916	20%

	71,846	100%	50,473	100%	21,373	42%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(23,349)	(32)%	(17,908)	(35)%	(5,441)	30%
Cost of digital handsets and accessories	(10,743)	(15)%	(7,310)	(15)%	(3,433)	47%

	(34,092)	(47)%	(25,218)	(50)%	(8,874)	35%
Selling and marketing expenses	(5,503)	(8)%	(4,326)	(9)%	(1,177)	27%
General and administrative expenses	(12,663)	(18)%	(9,709)	(19)%	(2,954)	30%

Segment earnings	19,588	27%	11,220	22%	8,368	75%
Depreciation and amortization	(4,526)	(6)%	(3,065)	(6)%	(1,461)	48%

Operating income	15,062	21%	8,155	16%	6,907	85%
Interest expense, net	(774)	(1)%	(3)	—	(771)	NM
Interest income	203	—	78	—	125	160%
Foreign currency transaction losses, net	(20)	—	(411)	(1)%	391	(95)%
Other expense, net	(27)	—	(126)	—	99	(79)%

Income before income tax	$14,444	20%	$7,693	15%	$6,751	88%

NM-Not Meaningful
      In accordance with accounting principles generally accepted in the United States, we translated Nextel Argentina’s results of operations using the average exchange rates for the nine and three months ended September 30, 2005 and 2004. The average exchange rate of the Argentine peso for the nine months ended September 30, 2005 remained relatively constant against the U.S. dollar from the same period in 2004. The average exchange rate of the Argentine peso for the three months ended September 30, 2005 appreciated against the U.S. dollar by 1% from the same period in 2004.

1. Operating revenues
      The $56.3 million, or 45%, and $20.5 million, or 44%, increases in service and other revenues from the nine and three months ended September 30, 2004 to the same periods in 2005 are primarily a result of the following:

•	35% and 34% increases in the average number of digital handsets in service, resulting primarily from growth in Nextel Argentina’s existing markets;

•	increases in average revenues per handset, mostly caused by higher access revenues and an increase in revenues generated from calling-party-pays agreements; and

•	$7.6 million, or 85%, and $2.9 million, or 84%, increases in revenues generated from Nextel Argentina’s handset maintenance program due to growth in the number of Nextel Argentina’s customers that are utilizing this program.
      The $3.4 million, or 28%, and $0.9 million, or 20%, increases in digital handset and accessory revenues from the nine and three months ended September 30, 2004 to the same periods in 2005 are due to 27% and 34% increases in handset sales.
2. Cost of revenues
      The $16.2 million, or 34%, and $5.4 million, or 30%, increases in cost of service from the nine and three months ended September 30, 2004 to the same periods in 2005 are principally a result of the following:

•	$10.9 million, or 45%, and $3.4 million, or 35%, increases in interconnect costs largely as a result of 41% and 37% increases in total system minutes of use; and

•	$4.2 million, or 39%, and $1.2 million, or 30%, increases in direct switch and transmitter and receiver site costs due to a 17% increase in the number of transmitter and receiver sites in service from September 30, 2004 to September 30, 2005, as well as an increase in new claims from municipalities.
      The $7.8 million, or 35%, and $3.4 million, or 47%, increases in cost of digital handsets and accessories are largely a result of 27% and 34% increases in handset sales and a change in the mix of handsets sold and leased, which included a significantly larger proportion of expensive models during the first nine months of 2005 compared to the first nine months of 2004.

3.	Selling and marketing expenses
      The $3.9 million, or 35%, and $1.2 million, or 27%, increases in selling and marketing expenses from the nine and three months ended September 30, 2004 to the same periods in 2005 are largely a result of the following:

•	$1.9 million, or 45%, and $0.7 million, or 46%, increases in indirect commissions primarily due to 39% and 41% increases in handset sales obtained through indirect channels;

•	$1.0 million, or 70%, and $0.3 million, or 41%, increases in advertising expenses primarily related to efforts to reinforce market awareness of the Nextel brand name and to support the launch of the Atlantic Coast region, as well as increased initiatives related to overall subscriber growth; and

•	a $0.9 million, or 18%, increase in other sales costs from the nine months ended September 30, 2004 to the same period in 2005 largely due to an increase in direct commissions resulting from a 16% increase in handset sales obtained through direct channels.

4. General and administrative expenses
      The $9.6 million, or 39%, and $3.0 million, or 30%, increases in general and administrative expenses from the nine and three months ended September 30, 2004 to the same periods in 2005 are largely a result of the following:

•	$5.6 million, or 33%, and $1.8 million, or 27%, increases in general corporate costs resulting from certain revenue based taxes and increases in payroll and related expenses caused by an increase in general and administrative personnel;

•	$1.6 million, or 33%, and $0.6 million, or 35%, increases in customer care expenses primarily as a result of an increase in customer care and billing operations personnel caused by the need to support a growing customer base;

•	$1.5 million and $0.2 million increases in bad debt expense largely as the result of higher revenues, as well as a change in Nextel Argentina’s customer mix as its customer base continues to expand; and

•	$1.0 million, or 34%, and $0.4 million, or 35%, increases in information technology expenses due to higher software maintenance costs associated with a larger customer base and increases in payroll and related expenses caused by an increase in information technology personnel.

5.	Depreciation and amortization
      The $4.2 million, or 52%, and $1.5 million, or 48%, increases in depreciation and amortization from the nine and three months ended September 30, 2004 to the same periods in 2005 are mostly due to $3.4 million, or 43%, and $1.2 million, or 39%, increases in depreciation resulting from a significant increase in Nextel Argentina’s gross property, plant and equipment base primarily related to the continued build-out of its digital mobile network.
6. Interest expense, net
      The $1.9 million and $0.8 million increases in interest expense, net, from the nine and three months ended September 30, 2004 to the same periods in 2005 are principally the result of increased interest related to Nextel Argentina’s turnover tax contingency.

e.	Nextel Peru

		% of Nextel		% of Nextel	Change from
		Peru’s		Peru’s	Previous Year
	September 30,	Operating	September 30,	Operating
	2005	Revenues	2004	Revenues	Dollars	Percent

	(dollars in thousands)
Nine Months Ended
Operating revenues
Service and other revenues	$79,011	95%	$68,551	97%	$10,460	15%
Digital handset and accessory revenues	3,975	5%	1,811	3%	2,164	119%

	82,986	100%	70,362	100%	12,624	18%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(25,799)	(31)%	(25,469)	(36)%	(330)	1%
Cost of digital handsets and accessories	(13,300)	(16)%	(10,241)	(15)%	(3,059)	30%

	(39,099)	(47)%	(35,710)	(51)%	(3,389)	9%
Selling and marketing expenses	(9,310)	(11)%	(8,316)	(12)%	(994)	12%
General and administrative expenses	(15,341)	(19)%	(12,841)	(18)%	(2,500)	19%

Segment earnings	19,236	23%	13,495	19%	5,741	43%
Depreciation and amortization	(6,234)	(8)%	(4,103)	(6)%	(2,131)	52%

Operating income	13,002	15%	9,392	13%	3,610	38%
Interest expense, net	(115)	—	(153)	—	38	(25)%
Interest income	552	1%	2,621	4%	(2,069)	(79)%
Foreign currency transaction gains, net	8	—	205	—	(197)	(96)%
Other expense, net	(9)	—	(111)	—	102	(92)%

Income before income tax	$13,438	16%	$11,954	17%	$1,484	12%

		% of Nextel		% of Nextel	Change from
		Peru’s		Peru’s	Previous Year
	September 30,	Operating	September 30,	Operating
	2005	Revenues	2004	Revenues	Dollars	Percent

	(dollars in thousands)
Three Months Ended
Operating revenues
Service and other revenues	$27,628	95%	$23,289	97%	$4,339	19%
Digital handset and accessory revenues	1,539	5%	761	3%	778	102%

	29,167	100%	24,050	100%	5,117	21%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(8,875)	(30)%	(8,342)	(34)%	(533)	6%
Cost of digital handsets and accessories	(4,557)	(16)%	(3,077)	(13)%	(1,480)	48%

	(13,432)	(46)%	(11,419)	(47)%	(2,013)	18%
Selling and marketing expenses	(3,091)	(11)%	(2,589)	(11)%	(502)	19%
General and administrative expenses	(5,215)	(18)%	(4,514)	(19)%	(701)	16%

Segment earnings	7,429	25%	5,528	23%	1,901	34%
Depreciation and amortization	(2,222)	(7)%	(1,551)	(6)%	(671)	43%

Operating income	5,207	18%	3,977	17%	1,230	31%
Interest expense, net	(40)	—	(36)	—	(4)	11%
Interest income	247	—	1,343	5%	(1,096)	(82)%
Foreign currency transaction (losses) gains, net	(39)	—	207	1%	(246)	(119)%
Other expense, net	(1)	—	(11)	—	10	(91)%

Income before income tax	$5,374	18%	$5,480	23%	$(106)	(2)%

      The U.S. dollar is the functional currency in Peru. As a result, Nextel Peru’s results of operations are not significantly impacted by the changes in the U.S. dollar to Peruvian sol exchange rate.
1. Operating revenues
      The $10.5 million, or 15%, and $4.3 million, or 19%, increases in service and other revenues from the nine and three months ended September 30, 2004 to the same periods in 2005 are primarily due to 29% and 31% increases in the average number of digital handsets in service, partially offset by decreases in average revenue per handset mainly resulting from increased competition.
      The $2.2 million, or 119%, and $0.8 million, or 102%, increases in digital handset and accessory revenues from the nine and three months ended September 30, 2004 to the same periods in 2005, are primarily the result of 39% and 44% increases in handset sales mainly as the result of a stronger local economy, as well as Nextel Peru’s strategy of increasing penetration in small to mid-size accounts.
2. Cost of revenues
      The $3.1 million, or 30%, and $1.5 million, or 48%, increases in cost of digital handsets and accessories from the nine and three months ended September 30, 2004 to the same periods in 2005 are largely a result of 39% and 44% increases in handset sales.
3. Selling and marketing expenses
      The $1.0 million, or 12%, and $0.5 million, or 19%, increases in selling and marketing expenses from the nine and three months ended September 30, 2004 to the same periods in 2005 are primarily due to $1.0 million, or 68%, and $0.4 million, or 91%, increases in indirect commissions primarily due to 58% and 71% increases in handset sales by Nextel Peru’s outside dealers.
4. General and administrative expenses
      The $2.5 million, or 19%, and $0.7 million, or 16%, increases in general and administrative expenses from the nine and three months ended September 30, 2004 to the same periods in 2005 are primarily due to $1.7 million, or 38%, and $0.4 million, or 27%, increases in general corporate costs largely due to increases in general and administrative personnel and various taxes paid to regulatory agencies. The remaining increases are due to increases in payroll and related expenses for customer care personnel necessary to support a larger customer base.
5. Depreciation and amortization
      The $2.1 million, or 52%, and $0.7 million, or 43%, increases in depreciation and amortization from the nine and three months ended September 30, 2004 to the same periods in 2005 are primarily due to increased depreciation resulting from an increase in Nextel Peru’s property, plant and equipment base.
f. Corporate and other

		% of		% of
		Corporate		Corporate	Change from
		and other		and other	Previous Year
	September 30,	Operating	September 30,	Operating
	2005	Revenues	2004	Revenues	Dollars	Percent

	(dollars in thousands)
Nine Months Ended
Operating revenues
Service and other revenues	$1,328	100%	$1,153	100%	$175	15%
Digital handset and accessory revenues	—	—	—	—	—	—

	1,328	100%	1,153	100%	175	15%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(1,180)	(89)%	(1,234)	(107)%	54	(4)%
Cost of digital handsets and accessories	—	—	—	—	—	—

	(1,180)	(89)%	(1,234)	(107)%	54	(4)%
Selling and marketing expenses	(3,494)	(263)%	(3,180)	(276)%	(314)	10%
General and administrative expenses	(42,166)	NM	(34,690)	NM	(7,476)	22%

Segment losses	(45,512)	NM	(37,951)	NM	(7,561)	20%
Depreciation and amortization	(1,167)	(88)%	(769)	(67)%	(398)	52%

Operating loss	(46,679)	NM	(38,720)	NM	(7,959)	21%
Interest expense, net	(12,636)	NM	(16,847)	NM	4,211	(25)%
Interest income	3,494	263%	2,386	207%	1,108	46%
Debt conversion expense	(8,930)	NM	—	—	(8,930)	NM
Loss on early extinguishment of debt	—	—	(79,327)	NM	79,327	(100)%
Foreign currency transaction gains, net	7	1%	1	—	6	NM
Other expense, net	(436)	(33)%	(415)	(36)%	(21)	5%

Loss before income tax	$(65,180)	NM	$(132,922)	NM	$67,742	(51)%

Three Months Ended
Operating revenues
Service and other revenues	$471	100%	$377	100%	$94	25%
Digital handset and accessory revenues	—	—	—	—	—	—

	471	100%	377	100%	94	25%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(280)	(59)%	(419)	(111)%	139	(33)%
Cost of digital handsets and accessories	—	—	—	—	—	—

	(280)	(59)%	(419)	(111)%	139	(33)%
Selling and marketing expenses	(1,151)	(244)%	(1,022)	(271)%	(129)	13%
General and administrative expenses	(14,722)	NM	(11,384)	NM	(3,338)	29%

Segment losses	(15,682)	NM	(12,448)	NM	(3,234)	26%
Depreciation and amortization	(413)	(88)%	(292)	(77)%	(121)	41%

Operating loss	(16,095)	NM	(12,740)	NM	(3,355)	26%
Interest expense, net	(4,671)	NM	(4,193)	NM	(478)	11%
Interest income	1,965	417%	825	219%	1,140	138%
Foreign currency transaction gains, net	11	2%	8	2%	3	38%
Other expense, net	(137)	(29)%	(190)	(50)%	53	(28)%

Loss before income tax	$(18,927)	NM	$(16,290)	NM	$(2,637)	16%

NM-Not Meaningful

      Corporate and other operating revenues and cost of revenues primarily represent the results of analog operations reported by Nextel Chile.
1. General and administrative expenses
      The $7.5 million, or 22%, increase in general and administrative expenses from the nine months ended September 30, 2004 to the same period in 2005 is primarily due to an increase in corporate payroll and related expenses, an increase in outside service costs, specifically for audit, tax, Sarbanes-Oxley-related, restatement and consulting activities, and an increase in stock compensation expense for restricted stock.
      The $3.3 million, or 29%, increase in general and administrative expenses from the third quarter of 2004 to the third quarter of 2005 is primarily due to an increase in corporate payroll and related expenses, as well as an increase in outside service costs, specifically for audit, tax, Sarbanes-Oxley-related and consulting activities.
2. Interest expense, net
      The $4.2 million, or 25%, decrease in net interest expense from the nine months ended September 30, 2004 to the nine months ended September 30, 2005 is substantially the result of the elimination of interest related to our 13.0% senior secured discount notes in connection with the retirement of all of these notes during the first half of 2004 and a decrease in interest expense related to the elimination of interest related to our international equipment facility, which was extinguished in 2004, partially offset by an increase in interest related to our various convertible notes.
3. Debt conversion expense
      The $8.9 million debt conversion expense represents consideration that we paid in connection with the conversion of $88.5 million of our 3.5% convertible notes during the second quarter of 2005.
4. Loss on early extinguishment of debt
      The $79.3 million loss on early extinguishment of debt for the nine months ended September 30, 2004 represents the loss that we incurred in connection with the retirement of substantially all of our 13.0% senior secured discount notes through a cash tender offer in the first quarter of 2004.
Liquidity and Capital Resources
      We had a working capital surplus of $769.1 million as of September 30, 2005 and $260.4 million as of December 31, 2004. The $508.7 million increase in our working capital is largely the result of increased cash balances due to proceeds received from the issuance of $350.0 million aggregate principal amount of 2.75% convertible notes in August 2005 and $250.0 million cash received from the draw-down of our Mexico syndicated loan facility in May 2005.
      We recognized net income of $125.4 million and $49.8 million for the nine and three months ended September 30, 2005. We recognized net income of $0.6 million for the nine months ended September 30, 2004 primarily due to the recognition of a $79.3 million loss on the early extinguishment of substantially all of our senior secured discount notes during the first quarter of 2004. We recognized net income of $22.6 million for the three months ended September 30, 2004. During 2004 and the first nine months of 2005, our operating revenues have more than offset our operating expenses, excluding depreciation and amortization, and cash capital expenditures. While we expect this trend to continue, if business conditions, timing of capital expenditures or expansion plans change, we may not be able to maintain this trend. See “Future Capital Needs and Resources” for a discussion of our future outlook and anticipated sources and uses of funds for the remainder of 2005.
      Cash Flows. Our operating activities provided us with $216.3 million of net cash during the nine months ended September 30, 2005 and $142.7 million of net cash during the nine months ended September 30, 2004. The $73.6 million increase in generation of cash is primarily due to improved profitability resulting from economies of scale gained from growth in our consolidated customer base.
      We used $282.6 million of net cash in our investing activities during the nine months ended September 30, 2005 compared to $195.4 million during the nine months ended September 30, 2004. The $87.2 million increase in cash used in our investing activities is primarily due to a $125.1 million increase in cash capital expenditures during the first nine months of 2005 compared to the same period in 2004 related to the accelerated build out of our digital mobile networks, partially offset by a $23.7 million increase in proceeds from the maturity of short-term investments.
      Our financing activities provided us with $610.4 million of net cash during the nine months ended September 30, 2005 primarily due to proceeds received from the issuance of $350.0 million aggregate principal amount of our 2.75% convertible notes in August 2005 and proceeds received from the draw-down of $250.0 million of our syndicated loan facility in May 2005. We used $45.3 million of cash in our financing activities during the nine months ended September 30, 2004 primarily as a result of the following activities:

•	$211.2 million in cash that we used to retire our 13.0% senior secured discount notes in connection with our tender offer;

•	$125.0 million in cash that we used to repay a portion of our international credit facility with Motorola; and

•	$8.5 million in cash that we used to pay debt financing costs in connection with the issuance of our 2.875% convertible notes;
      partially offset by:

•	$300.0 million in gross proceeds that we raised in connection with the issuance of our 2.875% convertible notes.
Future Capital Needs and Resources
      Capital Resources. Our ongoing capital resources depend on a variety of factors, including our existing cash balance, cash flows generated by our operating companies and external financial sources that may be available. As of September 30, 2005, our capital resources included $883.1 million of cash and $14.3 million of available short-term investments. Our ability to generate sufficient net cash from our operating activities is dependent upon, among other things:

•	the amount of revenue we are able to generate and collect from our customers;

•	the amount of operating expenses required to provide our services;

•	the cost of acquiring and retaining customers, including the subsidies we incur to provide handsets to both our new and existing customers;

•	our ability to continue to grow our customer base; and

•	fluctuations in foreign exchange rates.
      In October 2004, we closed on a $250.0 million, five year syndicated loan facility in Mexico. Of the total amount of the facility, $129.0 million is denominated in U.S. dollars, with a floating interest rate based on LIBOR, $31.0 million is denominated in Mexican pesos, with a floating interest rate based on the Mexican reference interest rate, TIIE, and $90.0 million is denominated in Mexican pesos, at an interest rate fixed at the time of funding. In April 2005, we amended the credit agreement for the syndicated loan facility to extend the availability period until May 31, 2005, and in May 2005, we drew down on the loan facility for the entire $250.0 million.
      On June 10, 2005 and June 20, 2005, $40.0 million and $48.5 million, respectively, principal face amount of our 3.5% convertible notes were converted into 1,500,000 shares and 1,817,925 shares (37.5 shares issued per $1,000 of debt principal multiplied by the debt principal) in accordance with the original terms of the debt agreement. In connection with these conversions, we paid in the aggregate $8.9 million in cash as additional consideration, as well as $0.8 million of accrued interest.
      In July 2005, Nextel Mexico entered into an interest rate swap agreement to hedge the variability of future cash flows associated with the $31.0 million Mexican peso denominated variable rate portion of the syndicated loan facility. Under the interest rate swap, Nextel Mexico agreed to exchange the difference between the variable Mexican reference rate TIIE and a fixed rate, based on a notional amount of $31.0 million. The interest rate swap fixed the amount of interest expense associated with this portion of the syndicated loan facility commencing on August 31, 2005 and continues over the life of the facility based on a fixed rate of about 11.95% per year.

      In August 2005, we issued $300.0 million aggregate principal amount of 2.75% convertible notes due 2025. In addition, we granted the initial purchaser an option to purchase up to an additional $50.0 million principal amount of notes, which the initial purchaser exercised in full. As a result, we issued an additional $50.0 million aggregate principal amount of convertible notes, resulting in total net proceeds of about $341.3 million. The notes bear interest at a rate of 2.75% per annum on the principal amount of the notes, payable semi-annually in arrears in cash on February 15 and August 15 of each year, beginning February 15, 2006. The notes will mature on August 15, 2025 unless earlier converted or redeemed by the holders or repurchased by us.
      Under an existing agreement with American Tower Corporation, during the first nine months of 2005 we received $2.0 million from tower sale-leaseback transactions in Mexico and Brazil.
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
      The following table sets forth the amounts and timing of contractual payments for our most significant contractual obligations determined as of September 30, 2005. The information in the table reflects future unconditional payments and is based upon, among other things, the current terms of the relevant agreements, appropriate classification of items under accounting principles generally accepted in the United States that are currently in effect and certain assumptions, such as future interest rates. Future events could cause actual payments to differ significantly from these amounts. See “Forward Looking Statements.” Except as required by law, we disclaim any obligation to modify or update the information contained in the table.

	Payments Due by Period

	Less than			More than 5
Contractual Obligations	1 Year	1-3 Years	3-5 Years	Years	Total

	(in thousands)
Convertible notes(1)	$21,453	$42,907	$42,907	$1,162,260	$1,269,527
Tower financing obligations(1)	35,494	71,297	71,187	274,892	452,870
Mexico syndicated loan facility(1)	31,088	130,328	161,673	—	323,089
Spectrum fees(2)	9,563	25,382	24,626	178,538	238,109
Operating leases(3)	42,295	77,725	65,188	62,265	247,473
Purchase obligations(4)	94,726	2,687	—	—	97,413
Capital lease obligations(5)	3,200	6,399	6,399	24,282	40,280
Other long-term obligations(6)	—	—	—	70,022	70,022

Total contractual commitments	$237,819	$356,725	$371,980	$1,772,259	$2,738,783

(1)	These amounts include estimated principal and interest payments over the full term of the obligation based on our expectations as to future interest rates, assuming the current payment schedule.

(2)	These amounts do not include variable fees based on certain operating revenues and are subject to increases in the Mexican Consumer Pricing Index.

(3)	These amounts principally include future lease costs, transmitter and receiver sites and switches and office facilities as of September 30, 2005.

(4)	These amounts represent maximum contractual purchase obligations under various agreements with our vendors.

(5)	These amounts represent principal and interest payments due under our co-location agreements to American Tower.

(6)	The amounts due in more than five years include our current estimates of asset retirement obligations based on our expectations as to future retirement costs, inflation rates and timing of retirements.
      Capital Expenditures. Our capital expenditures, including capitalized interest, were $317.2 million for the nine months ended September 30, 2005 compared to $160.9 million for the nine months ended September 30, 2004 mostly as a result of the continued build-out of our digital mobile networks during the first nine months of 2005. In the future, we expect to finance our capital spending using the most effective combination of cash from operations, cash on hand and any other external financing that becomes available. Our capital spending is driven by several factors, including:

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
      Our future capital expenditures will be significantly affected by future technology improvements and technology choices. In October 2001, Motorola and Nextel Communications announced an anticipated significant technology upgrade to the iDEN digital mobile network, the 6:1 voice coder software upgrade. Beginning in 2004, we started selling handsets that can operate on the new 6:1 voice coder. We expect that this software upgrade will increase our voice capacity for interconnect calls and leverage our existing investment in infrastructure. We do not expect to realize the benefits from the operation of the 6:1 voice coder until after 2005. If there are substantial delays in realizing the benefits of the 6:1 voice coder, we could be required to invest additional capital in our infrastructure to satisfy our network capacity needs. See “Forward Looking Statements.”
      Future Outlook. We believe that our current business plan, which contemplates significant expansions in Mexico and Brazil, will not require any additional external funding and that we will be able to operate and grow our business while servicing our debt obligations. Our revenues are primarily denominated in foreign currencies. We expect that if current foreign currency exchange rates do not significantly adversely change, we will continue to generate net income for the foreseeable future. See “Forward Looking Statements.”
      In making our assessments of a fully funded business plan and net income, we have considered:

•	cash, cash equivalents and short-term investments on hand and available to fund our operations;

•	expected cash flows from operations;

•	the anticipated level of capital expenditures;

•	the anticipated level of spectrum acquisitions;

•	our scheduled debt service; and

•	cash taxes.
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
Forward Looking Statements
      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995. A number of the statements made in this quarterly report on Form 10-Q are not historical or current facts, but deal with potential future circumstances and developments. They can be identified by the use of forward-looking words such as “believes,” “expects,” “intends,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy that involve risks and uncertainties. We caution you that these forward-looking statements are only predictions, which are subject to risks and uncertainties, including technical uncertainties, financial variations, changes in the regulatory environment, industry growth and trend predictions. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operation and results of our wireless communications business also may be subject to the effects of other risks and uncertainties in addition to the other qualifying factors identified in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, including, but not limited to:

•	our ability to meet the operating goals established by our business plan;

•	general economic conditions in Latin America and in the market segments that we are targeting for our digital mobile services;

•	the political and social conditions in the countries in which we operate, including political instability, which may affect the economies of our markets and the regulatory schemes in these countries;

•	substantive terms of any international financial aid package that may be made available to any country in which our operating companies conduct business;

•	the impact of foreign exchange volatility in our markets as compared to the U.S. dollar and related currency devaluations in countries in which our operating companies conduct business;

•	reasonable access to and the successful performance of the technology being deployed in our service areas, and improvements thereon, including technology deployed in connection with the introduction of digital two-way mobile data or Internet connectivity services in our markets;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components at reasonable pricing to meet our service deployment and marketing plans and customer demand;

•	the success of efforts to improve and satisfactorily address any issues relating to our digital mobile network performance;

•	future legislation or regulatory actions relating to our specialized mobile radio services, other wireless communication services or telecommunications generally;

•	the ability to achieve and maintain market penetration and average subscriber revenue levels sufficient to provide financial viability to our digital mobile network business;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular services and personal communications services;

•	market acceptance of our new service offerings, including International Direct Connect;

•	our ability to access sufficient debt or equity capital to meet any future operating and financial needs; and

•	other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission.
Effect of New Accounting Standards
      In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29,” or SFAS 153, to produce financial reporting that more accurately represents the economics of nonmonetary exchange transactions. APB Opinion No. 29, or APB 29, provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on our condensed consolidated financial statements.
      In December 2004, the FASB issued its final standard on accounting for share-based payments, Statement No. 123R, “Share-Based Payment — An Amendment of FASB Statements No. 123 and 95,” or SFAS 123R, that requires companies to expense the value of employee stock options and similar awards. In April 2005, the Securities and Exchange Commission, or SEC, approved a new rule that delays the effective date of SFAS 123R, giving companies more time to develop their implementation strategies. Under the SEC’s rule, SFAS 123R is now effective for public companies for annual periods that begin after June 15, 2005 and applies to all outstanding and unvested share-based payment awards at a company’s adoption date. The provisions of SFAS 123R are effective for our financial statements issued subsequent to January 1, 2006. The adoption of SFAS 123R will require us to treat the fair value of share-based payment awards that are within its scope as compensation expense in the statement of operations beginning on the date that we grant the awards to employees. We are currently evaluating the provisions of SFAS 123R and have not yet determined the impact to our financial statements.
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
      In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections,” or SFAS 154, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 applies to all voluntary changes in accounting principles, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retroactive application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical to do so. SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our financial position or results of operations except to the extent that it requires retroactive application in circumstances that would previously have been effected in the period of change under APB Opinion No. 20.

      In October 2004, the FASB issued Staff Position No. 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” or FSP No. 13-1, to address accounting for rental costs associated with building and ground operating leases. FSP No. 13-1 requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. FSP No. 13-1 is effective for the first reporting period beginning after December 15, 2005 and requires that public companies that are currently capitalizing these rental costs for operating lease arrangements entered into prior to the effective date to cease capitalizing such costs. Retroactive application in accordance with SFAS 154 is permitted but not required. We believe that FSP No. 13-1 is applicable, but we are still in the process of determining its impact.
      At the June 15-16, 2005 Emerging Issues Task Force, or EITF, meeting, the EITF discussed Issue No. 05-04, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, ’Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,”’ or EITF 05-04. EITF 05-04 addresses how a liquidated damages clause payable in cash affects the accounting for a freestanding financial instrument subject to the provisions of EITF Issue 00-19. The EITF discussed (a) whether a registration rights penalty meets the definition of a derivative and (b) whether the registration rights agreement and the financial instrument to which it pertains should be considered as a combined instrument or as separate freestanding instruments. At the September 15, 2005 EITF meeting, the EITF postponed further deliberations on EITF 05-04, and the FASB staff requested that the FASB consider a separate Derivatives Issue Guide, or DIG, issue that addresses whether a registration rights agreement is a derivative in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging.” Following the resolution of that DIG issue, the FASB staff will request that the EITF reconvene deliberations on EITF 05-04. While EITF 05-04 remains unresolved, we have determined that the liquidated damage clauses contained in our convertible note agreements have been properly considered and accounted for in accordance with the prevailing guidance.

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
      We enter into derivative transactions only for hedging or risk management purposes. We have not and will not enter into any derivative transactions for speculative or profit generating purposes. In November 2004, Nextel Mexico entered into a hedge agreement to reduce its foreign currency transaction risk associated with a portion of its 2005 U.S. dollar forecasted capital expenditures and handset purchases. This risk is hedged by forecasting Nextel Mexico’s capital expenditures and handset purchases for a 12-month period that began in January 2005. Under this agreement, Nextel Mexico purchased U.S. dollar call options and sold call options on the Mexican peso. In September 2005, Nextel Mexico entered into a derivative agreement to reduce its foreign currency transaction risk associated with a portion of its 2006 U.S. dollar forecasted capital expenditures and handset purchases. This risk is hedged by forecasting Nextel Mexico’s capital expenditures and handset purchases for a 12-month period that will begin in January 2006. Under this agreement, Nextel Mexico purchased U.S. dollar call options and sold call options on the Mexican peso.
      Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. In July 2005, Nextel Mexico entered into an interest rate swap agreement to hedge the variability of future cash flows associated with the $31.0 million Mexican peso-denominated variable interest rate portion of its $250.0 million syndicated loan facility. Under the interest rate swap, Nextel Mexico agreed to exchange the difference between the variable Mexican reference rate, TIIE, and a fixed interest rate, based on a notional amount of $31.0 million. The interest rate swap will fix the amount of interest expense associated with this portion of the Mexico syndicated loan facility commencing on August 31, 2005 and continuing over the life of the facility based on a fixed interest rate of about 11.95% per year. As of September 30, 2005, a significant portion of our borrowings were fixed-rate long-term debt obligations.
      The table below presents principal amounts, related interest rates by year of maturity and aggregate amounts as of September 30, 2005 for our fixed rate debt obligations, including our convertible notes, our syndicated loan facility in Mexico and our tower financing obligations, the notional amounts of our purchased call options and written put options and the fair value of our interest rate swap. We determined the fair values included in this section based on:

•	quoted market prices for our convertible notes;

•	carrying values for our tower financing obligations and syndicated loan facility as interest rates were set recently when we entered into these transactions; and

•	market values as determined by an independent third party investment banking firm for our purchased call options, written put options and interest rate swap.
      The changes in the fair values of our debt compared to their fair values as of December 31, 2004 reflect changes in applicable market conditions, as well as the issuance of our syndicated loan facility in Mexico, the issuance of our 2.75% convertible notes, our 2006 hedge agreement in Mexico and our interest rate swap. All of the information in the table is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows associated with our long-term debt are denominated in U.S. dollars (US$), Mexican pesos (MP) and Brazilian reais (BR).

	Year of Maturity						September 30, 2005		December 31, 2004

	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total	Fair Value	Total	Fair Value

	(dollars in thousands)
Long-Term Debt:
Fixed Rate (US$)	$—	$—	$—	$—	$40	$741,522	$741,562	$1,169,002	$480,040	$713,164
Average Interest Rate	—	—	—	—	13.0%	2.9%	2.9%		3.1%
Fixed Rate (MP)	$5,629	$11,458	$26,465	$39,731	$22,129	$66,206	$171,618	$171,618	$77,978	$77,978
Average Interest Rate	14.3%	13.6%	13.0%	12.9%	13.4%	17.7%	14.9%		17.7%
Fixed Rate (BR)	$389	$527	$698	$934	$1,250	$45,195	$48,993	$48,993	$40,224	$40,224
Average Interest Rate	28.2%	28.2%	28.2%	28.2%	28.2%	28.2%	28.2%		28.0%
Variable Rate (US$)	$5,160	$12,900	$33,540	$51,600	$25,800	$—	$129,000	$129,000	$—	$—
Average Interest Rate	6.2%	6.2%	6.2%	6.2%	6.2%	—	6.2%		—
Variable Rate (MP)	$1,270	$3,175	$8,256	$12,701	$6,351	$—	$31,753	$31,753	$—	$—
Average Interest Rate	11.9%	11.9%	11.9%	11.9%	11.9%	—	11.9%		—
Forecasted Hedge Agreements: (1)
Purchased call options	$30,000	$129,466	$—	$—	$—	$—	$159,466	$3,006	$120,000	$2,135
Written put options	$30,000	$129,466	$—	$—	$—	$—	$159,466	$(2,460)	$120,000	$(1,967)
Interest Rate Swap:
Variable to Fixed	$1,270	$3,175	$8,256	$12,701	$6,351	$—	$31,753	$(790)	$—	$—
Average Pay Rate	11.95%	11.95%	11.95%	11.95%	11.95%	—	11.95%
Average Receive Rate	11.94%	11.94%	11.94%	11.94%	11.94%	—	11.94%

(1)	Amounts do not include the hedge agreement Nextel Mexico entered into in October 2005 as we executed this agreement subsequent to September 30, 2005.

Item 4.	Controls and Procedures.
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
      In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in our quarterly report on this Form 10-Q as of September 30, 2005 and for the three and nine months ended September 30, 2005 fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
      Changes in our internal control over financial reporting for the period ended September 30, 2005 as described below are related to those action plans that management has initiated to remediate the material weaknesses as reported in Item 9A of our 2004 annual report on Form 10-K. However, these action plans are still being deployed and/or have not been in place for sufficient time to consider the deficiencies corrected as per Public Company Accounting Oversight Board rules; thus, management considers that the material weaknesses continue to exist as described below. No other changes have been identified that would have affected, or are reasonably likely to materially affect, our internal control over financial reporting.
      During our 2004 year-end testing and evaluation of internal controls in compliance with the Sarbanes-Oxley Act of 2002, as reported in Item 9A of our 2004 annual report on Form 10-K, we identified the following material weaknesses in our internal control over our financial reporting that continue to exist as of September 30, 2005:

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

Remediation of Material Weaknesses
      We implemented the following remediation steps to address the material weaknesses discussed above:

Account Reconciliations
      With respect to the bookkeeping errors at our Mexican subsidiary, we have taken the following corrective actions:

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
      We are currently evaluating and testing the effectiveness of these controls which have been implemented during the period to determine if the material weakness has been eliminated.

Income Tax Accounting
      With respect to the calculation of the tax provision and related balance sheet accounts, we have taken steps or are taking the following corrective actions:

•	hired a Vice President of Tax;

•	ensured a detailed, multi-level review is performed by supervising personnel;

•	enhanced our skill set by retaining a third party tax advisor and recruiting additional staff;

•	initiated a training program to increase the current knowledge of tax provision calculation procedures in our local operations; and

•	streamlined processes with automation and enhanced checklists.
      We have made a number of improvements with regard to implementing a more structured, uniform process of computing the tax provision by increasing the amount and level of review of the computations, and enhancing our analytical resources by hiring a Vice President of Tax at our corporate headquarters and recruiting additional staff for our operating companies. We continue to make progress in the areas of training and the enhancing of the processes. The recruiting and hiring of additional staff at our corporate headquarters will be an important part of completing the corrective actions noted above. As we progress in the implementation of our remediation efforts, we continue to evaluate and test the effectiveness of these new controls and to assess whether these corrective actions are sufficient to eliminate the material weakness.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
      We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.
      For information on our various loss contingencies, see Note 6 to our condensed consolidated financial statements above.
Item 6.     Exhibits.

Exhibit
Number	Exhibit Description

4.1	Form of Indenture governing our 2.75% convertible notes due 2025, dated as of August 15, 2005, by and between NII Holdings, Inc. and Wilmington Trust Company, as Indenture Trustee.
10.1	Form of Purchase Agreement for the sale of our 2.75% convertible notes due 2025, dated as of August 10, 2005, by and between NII Holdings, Inc. and Goldman, Sachs and Co.
10.2	Form of Registration Rights Agreement related to our 2.75% convertible notes due 2025, dated as of August 15, 2005, by and between NII Holdings, Inc. and Goldman, Sachs and Co. as the initial purchaser.
12.1	Ratio of Earnings to Fixed Charges.
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Daniel E. Freiman

Daniel E. Freiman
Vice President and Controller
(on behalf of the registrant and
as chief accounting officer)
Date: November 9, 2005

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

4.1	Form of Indenture governing our 2.75% convertible notes due 2025, dated as of August 15, 2005, by and between NII Holdings, Inc. and Wilmington Trust Company, as Indenture Trustee.
10.1	Form of Purchase Agreement for the sale of our 2.75% convertible notes due 2025, dated as of August 10, 2005, by and between NII Holdings, Inc. and Goldman, Sachs and Co.
10.2	Form of Registration Rights Agreement related to our 2.75% convertible notes due 2025, dated as of August 15, 2005, by and between NII Holdings, Inc. and Goldman, Sachs and Co. as the initial purchaser.
12.1	Ratio of Earnings to Fixed Charges.
31.1	Statement of Chief Executive Officer Pursuant to Rule13a-14(a).
31.2	Statement of Chief Financial Officer Pursuant to Rule13a-14(a).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C.Section 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C.Section 1350.