Form 10-K
period 2005-12-31
NII HOLDINGS INC
filed 2006-03-22
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-32421
NII HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1671412
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

10700 Parkridge Boulevard, Suite 600	20191
Reston, Virginia	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (703) 390-5100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
(Check one):  Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $4,349,549,895

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on March 3, 2006

Common Stock, $0.001 par value per share	152,153,141

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

“Nextel,” “Nextel Direct Connect,” “Nextel Online,” “Nextel Worldwide” and “International Direct Connect” are trademarks or service marks of Nextel Communications, Inc., a wholly-owned subsidiary of SprintNextel Corporation. “Motorola” and “iDEN” are trademarks or service marks of Motorola, Inc.

B.	Overview

We provide digital wireless communication services primarily targeted at meeting the needs of business customers through operating companies located in selected Latin American markets. Our principal operations are in major business centers and related transportation corridors of Mexico, Brazil, Argentina and Peru. We also provide analog specialized mobile radio, which we refer to as SMR, services in Mexico, Brazil, Peru and Chile. Our markets are generally characterized by high population densities in major urban centers, which we refer to as major business centers, and where we believe there is a concentration of the country’s business users and economic activity. In addition, vehicle traffic congestion, low wireline penetration and unreliability of the land-based telecommunications infrastructure encourage the use of mobile wireless communications services in these areas.

We use a transmission technology called integrated digital enhanced network, or iDEN, technology developed by Motorola, Inc. to provide our digital mobile services on 800 MHz spectrum holdings in all of our digital markets. This technology allows us to use our spectrum more efficiently and offer multiple digital wireless services integrated on one digital handset device. Our digital mobile networks support multiple digital wireless services, including:

•	digital mobile telephone service, including advanced calling features such as speakerphone, conference calling, voice-mail, call forwarding and additional line service;

•	Nextel Direct Connect® service, which allows subscribers anywhere on our network to talk to each other instantly, on a “push-to-talk” basis, on a private one-to-one call or on a group call;

•	International Direct Connect® service, in partnership with Nextel Communications, Nextel Partners and TELUS Corporation, which allows subscribers to communicate instantly across national borders with our subscribers in Mexico, Brazil, Argentina and Peru, with Nextel Communications and Nextel Partners subscribers in the United States and with TELUS subscribers in Canada;

•	Internet services, mobile messaging services, e-mail, location-based services via Global Positioning System (GPS) technologies and advanced Javatm enabled business applications, which are marketed as “Nextel Onlinesm” services; and

•	international roaming capabilities, which are marketed as “Nextel Worldwidesm.”

As of December 31, 2005, our operating companies had licenses in markets that cover about 296 million people, an increase of 129 million people from December 31, 2004 mainly due to new licenses that we acquired in Mexico and Brazil. Our licenses are concentrated in the areas of the highest population and business activity in the countries in which we operate. We currently provide integrated digital mobile services in the three largest metropolitan areas in each of Mexico, Brazil and Argentina, in the largest city in Peru and in various other cities in each country. As of December 31, 2005, our operating companies had a total of about 2.51 million digital handsets in commercial service, an increase of 630 thousand from the 1.88 million digital handsets in commercial service as of December 31, 2004. We refer to our operating companies by the countries in which they operate, such as Nextel Mexico, Nextel Brazil, Nextel Argentina, Nextel Peru and Nextel Chile. For financial information about our operating companies, which we refer to as segments, see Note 15 to our consolidated financial statements included at the end of this annual report on Form 10-K.

The table below provides an overview of our total digital handsets in commercial service in the countries indicated as of December 31, 2005 and 2004. For purposes of the table, digital handsets in commercial service represent all digital handsets in use by our customers on the digital mobile networks in each of the listed countries. System type indicates whether the local wireless communications system is based on an analog SMR system or a digital enhanced SMR system.

		Population		Digital Handsets
		Covered by		in Commercial
		Licenses		Service
		As of December 31,		As of December 31,
Country	System Type	2005	2004	2005	2004
		(in millions)		(in thousands)

Mexico	Digital/analog	107	46	1,120	835
Brazil	Digital/analog	137	71	638	481
Argentina	Digital	21	20	500	378
Peru	Digital/analog	15	15	248	185
Chile	Analog	16	15	—	—

Total		296	167	2,506	1,879

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

Recent Developments

Financing and Hedging Activities

Mexico Syndicated Loan Facility.  In October 2004, Nextel Mexico closed on a $250.0 million, five year syndicated loan facility. Of the total amount of the facility, $129.0 million is denominated in U.S. dollars with a floating interest rate based on LIBOR (6.81% as of December 31, 2005), $31.0 million is denominated in Mexican pesos with a floating interest rate based on the Mexican reference rate, the Interbank Equilibrium Interest Rate, or TIIE (11.13% as of December 31, 2005), and $90.0 million is denominated in Mexican pesos at an interest rate fixed at the time of funding (12.48%). In April 2005, Nextel Mexico amended the credit agreement for the syndicated loan facility to extend the availability period until May 31, 2005, and in May 2005, Nextel Mexico drew down on the loan facility for the entire $250.0 million.

Conversion of 3.5% Convertible Notes.  On June 10, 2005 and June 21, 2005, certain noteholders converted $40.0 million and $48.5 million, respectively, principal face amount of our 3.5% convertible notes into 3,000,000 shares and 3,635,850 shares (75.0 shares issued per $1,000 of debt principal multiplied by the debt principal) in accordance with the original terms of the debt securities. In connection with these conversions, we paid in the aggregate $8.9 million in cash as additional consideration for conversion, as well as $0.8 million of accrued and unpaid interest. We recorded the $8.9 million paid as debt conversion expense in our consolidated statement of operations. We reclassified to paid-in capital the original remaining deferred financing costs related to the notes that were converted.

Interest Rate Swap.  In July 2005, Nextel Mexico entered into an interest rate swap agreement to hedge the variability of future cash flows associated with the $31.0 million Mexican peso-denominated variable rate portion of its $250.0 million syndicated loan facility. Under the interest rate swap, Nextel Mexico agreed to exchange the difference between the variable Mexican reference rate, TIIE, and a fixed rate, based on a notional amount of $31.4 million. The interest rate swap fixed the amount of interest expense associated with this portion of the syndicated loan facility commencing on August 31, 2005 and will continue over the life of the facility based on a fixed rate of about 11.95% per year in local Mexican currency.

2.75% Convertible Notes.  In August 2005, we privately placed $300.0 million aggregate principal amount of 2.75% convertible notes due 2025, which we refer to as our 2.75% notes. In addition, we granted the initial purchaser an option to purchase up to an additional $50.0 million principal amount of 2.75% notes, which the initial purchaser exercised in full. As a result, we issued an additional $50.0 million aggregate principal amount of 2.75% notes, resulting in total gross proceeds of $350.0 million. We also incurred direct issuance costs of $9.0 million, which we recorded as deferred financing costs on our consolidated balance sheet and are amortizing over five years. The notes were publicly registered, effective February 10, 2006.

The 2.75% notes bear interest at a rate of 2.75% per annum on the principal amount of the notes, payable semi-annually in arrears in cash on February 15 and August 15 of each year, beginning February 15, 2006, and will mature on August 15, 2025, when the entire principal balance of $350.0 million will be due. In addition, the noteholders have the right to require us to repurchase the 2.75% notes on August 15 of 2010, 2012, 2015 and 2020 at a repurchase price equal to 100% of their principal amount, plus any accrued and unpaid interest (including additional amounts, if any) up to, but excluding, the repurchase date. The 2.75% notes are convertible into 6,988,450 shares of our common stock at a conversion rate of 19.967 shares per $1,000 principal amount of notes, subject to adjustment, prior to the close of business on the final maturity date under certain circumstances.

We have the option to satisfy the conversion of the 2.75% notes in shares of our common stock, in cash or a combination of both.

Prior to August 20, 2010, the 2.75% notes are not redeemable. On or after August 20, 2010, we may redeem for cash some or all of the 2.75% notes, at any time and from time to time, upon at least 30 days’ notice for a price equal to 100% of the principal amount of the notes to be redeemed plus any accrued and unpaid interest (including additional amounts, if any) up to, but excluding, the redemption date. See Note 7 to our consolidated financial statements included at the end of this annual report on Form 10-K for additional information regarding our 2.75% notes.

Foreign Currency Hedge.  In September 2005, Nextel Mexico entered into a derivative agreement to reduce its foreign currency transaction risk associated with $129.4 million of its 2006 U.S. dollar forecasted capital expenditures and handset purchases. This risk is hedged by forecasting Nextel Mexico’s capital expenditures and handset purchases for a 12-month period beginning in January 2006. Under this agreement, Nextel Mexico purchased a U.S. dollar call option for $3.6 million and sold a call option on the Mexican peso for $1.1 million for a net cost of $2.5 million.

In October 2005, Nextel Mexico entered into another derivative agreement to further reduce its foreign currency transaction risk associated with $52.0 million of its 2006 U.S. dollar forecasted capital expenditures and handset purchases. This risk is similarly hedged by forecasting Nextel Mexico’s capital expenditures and handset purchases for a 12-month period beginning in January 2006. Under this agreement, Nextel Mexico purchased a U.S. dollar call option for $1.4 million and sold a call option on the Mexican peso for $0.3 million for a net cost of $1.1 million.

Acquisitions

Mexico Spectrum Auction.  On January 10, 2005, the Mexican government began an auction for wireless spectrum licenses in the 806-821 MHz to 851-866 MHz frequency band. Inversiones Nextel de Mexico, a subsidiary of Nextel Mexico, participated in this auction. The spectrum auction was divided into three separate auctions: Auction 15 for Northern Mexico Zone 1, Auction 16 for Northern Mexico Zone 2 and Auction 17 for Central and Southern Mexico. The auctions were completed between February 7 and February 11. Nextel Mexico won an average of 15 MHz of nationwide spectrum, except for Mexico City, where no spectrum was auctioned and where Nextel Mexico already has approximately 21 MHz of spectrum licenses. The corresponding licenses and immediate use of the spectrum were granted to Inversiones Nextel de Mexico on March 17, 2005. These new licenses have an initial term of 20 years, which we have estimated to be the amortization period of the licenses, and are renewable thereafter for 20 years. Nextel Mexico paid an up-front fee of $3.4 million for these licenses, excluding certain annual fees, and $0.5 million in other capitalizable costs. The spectrum licenses that Nextel Mexico acquired will allow it to significantly expand its digital mobile network over the next two years, thereby allowing it to cover a substantial portion of the Mexican national geography and population.

Purchase of AOL Mexico.  In April 2005, Nextel Mexico purchased the entire equity interest of AOL Mexico, S. de R.L. de C.V. for approximately $14.1 million in cash. As a result of this transaction, Nextel Mexico obtained AOL Mexico’s call center assets, certain accounts receivable and access to AOL Mexico’s customer list, as well as tax loss carryforwards, which we believe are more likely than not to be realized. We accounted for this transaction as a purchase of assets. This acquisition is a related party transaction as one of our board members is also the president and chief executive officer of AOL Latin America. Due to this board member’s involvement with our company, he recused himself from our decision to make this acquisition.

Brazil Spectrum Purchases.  During the second quarter of 2005, Nextel Brazil acquired spectrum licenses for $8.3 million, of which it paid $0.7 million. The remaining $7.6 million is due in six annual installments beginning in 2008, and we are amortizing these licenses over 15 years.

Other

Servico Movel Especializado (SME) Regulations in Brazil.  On May 16, 2005, the Brazilian National Communications Agency, or Anatel, enacted certain substantive modifications to the SME regulations that, among other things, have the effect of treating Nextel Brazil equal to all other Brazilian SMR and SME carriers with respect to billing for use of other mobile networks. These modifications to the SME regulations became immediately effective and resulted in savings for Nextel Brazil in relation to interconnect charges made by other carriers.

Stock Split.  On October 27, 2005, we announced a 2-for-1 common stock split to be effected in the form of a stock dividend, which was paid on November 21, 2005 to holders of record on November 11, 2005. All share and per share amounts in this annual report on Form 10-K related to NII Holdings, Inc. reflect the common stock split.

Amendments to Infrastructure Supply and Installation Services Agreements. In December 2005, we and each of our operating companies entered into various amendments to our existing infrastructure supply and installation services agreements with Motorola, Inc. to extend the terms of these agreements to December 31, 2007.

C.	Wireless Technology

Currently, most mobile wireless communications services in our markets are either SMR, cellular or personal communications services systems. Our operating companies offer analog SMR or digital enhanced SMR services, or a combination of both.

Our digital mobile networks combine the advanced iDEN technology developed and designed by Motorola with a low-power, multi-site transmitter and receiver configuration that permits frequency reuse. iDEN is a hybrid technology employing a variant of the global system for mobile communications (GSM) standard for the switching layer with a time division multiple access (TDMA) radio air interface. The design of our existing and proposed digital mobile networks currently is premised on dividing a service area into multiple sites. These sites have a typical coverage area ranging from less than one mile to thirty miles in radius, depending on the terrain and the power setting. Each site contains a low-power transmitter, receiver and control equipment referred to as the base station. The base station in each site is connected by microwave, fiber optic cable or telephone line to a computer controlled switching center. The switching center controls the automatic transfer of wireless calls from site to site as a subscriber travels, coordinates calls to and from a digital handset and connects wireless calls to the public switched telephone network. In the case of two-way radio, equipment called a dispatch application processor provides call setup, identifies the target radio and connects the subscriber initiating the call to other targeted subscribers. These two-way radio calls can be connected to one or several other subscribers and can be made without interconnecting to the public switched telephone network.

Under the infrastructure supply agreements in effect between us and Motorola, Inc., Nortel Networks Corporation supplies through Motorola, Inc. the majority of the mobile telephone switches for our digital networks. As of December 31, 2005, our operating companies had 11 operational switches and 3,571 transmitter and receiver sites constructed and in operation in our digital mobile networks.

Currently, there are three principal digital technology formats used by providers of cellular telephone service or personal communications services:

•	time division multiple access (TDMA) digital transmission technology;

•	code division multiple access (CDMA) digital transmission technology; and

•	global system for mobile communications (GSM) digital transmission technology.

Although TDMA, CDMA and GSM are digital transmission technologies that share basic characteristics in contrast to analog transmission technology, they are not compatible or interchangeable with each other. Although Motorola’s proprietary iDEN technology is a hybrid of the TDMA technology format, it differs in a number of significant respects from the versions of this technology used by cellular and personal communications services providers.

The implementation of a digital mobile network using iDEN technology significantly increases the capacity of our existing channels and permits us to utilize our current holdings of SMR spectrum more efficiently. This increase in capacity is accomplished in two ways:

•	First, each channel on our digital mobile networks is capable of carrying up to six voice and/or control paths, by employing six-time slot time division multiple access digital technology. Each voice transmission is converted into a stream of data bits that are compressed before being transmitted. This compression allows each of these voice or control paths to be transmitted on the same channel without causing interference. Upon receipt of the coded voice data bits, the digital handset decodes the voice signal. Using iDEN technology, our two-way radio dispatch service achieves about six times improvement over analog SMR in channel utilization capacity. We also achieve up to six times improvement over analog SMR in channel utilization capacity for channels used for mobile telephone service.

•	Second, our digital mobile networks reuse each channel many times throughout the market area in a manner similar to that used in the cellular industry, further improving channel utilization capacity.

Unlike other digital transmission technologies, iDEN can be deployed on non-contiguous frequency holdings. This benefits us because our 800 MHz channel holdings are, in large part, composed of non-contiguous channels. Further, iDEN technology allows us to offer our multi-functional package of digital mobile services. While iDEN offers a number of advantages in relation to other technology platforms, unlike other wireless technologies, it is a proprietary technology that relies solely on the efforts of Motorola and any future licensees of this technology for technology and product development and innovation. Motorola is also the sole source supplier of iDEN infrastructure and digital handsets. Our agreements with Motorola impose limitations and conditions on our ability to use other technologies. These agreements may delay or prevent us from employing new or different technologies that perform better or are available at a lower cost. Furthermore, iDEN technology is not as widely adopted in relation to other wireless technologies and currently has fewer subscribers on a worldwide basis than other digital technology formats.

D.	Network Implementation, Design and Construction

After obtaining necessary regulatory authorizations to develop and deploy our networks, we undertake a careful frequency planning and system design process. Our sites have been selected on the basis of their proximity to targeted customers, the ability to acquire and build the sites and frequency propagation characteristics. Site procurement efforts include obtaining leases and permits and, in many cases, zoning approvals. The preparation of each site, including grounding, ventilation, air conditioning and construction, typically takes three months. We must also obtain all equipment necessary for the site. Equipment installation, testing and optimization generally take at least an additional four weeks. Any scheduled build-out or expansion may be delayed due to typical permitting, construction and other delays.

E.	Marketing

Our operating companies primarily market their wireless communications services to businesses with mobile work forces and/or multiple locations, such as service companies, security firms, contractors and delivery services. Companies with mobile work forces often need to provide their personnel with the ability to communicate directly with one another. To meet the needs of these customers, we offer a package of services and features that combines multiple communications services in one digital handset. This package includes Nextel Direct Connect, which allows users to contact other subscribers instantly on a “push-to-talk” basis, on a private one-to-one call or on a one-to-many group call. To further differentiate our service from that of our competitors, we offer Nextel Direct Connect in, among and throughout all areas covered by our digital wireless network in each country in which we operate as well as internationally in the United States and certain parts of Canada. The nationwide and international network features of our Nextel Direct Connect and International Direct Connect services allow our customers to avoid the long distance and roaming charges that our competitors may charge for long distance and international long distance communications. For a more detailed description of the marketing focus of each managed operating company, see the “Marketing” discussion for each of those operating companies under “Operating Companies.”

F.	Competition

The Latin American mobile communications industry has undergone significant growth over the past two years. Our total digital handsets in commercial service within the markets we serve reached about 2.5 million as of December 31, 2005, which represents an increase of 32% compared to about 1.9 million handsets in commercial service as of December 31, 2004. We believe that the wireless communications industry has been and will continue to be characterized by intense competition on the basis of price, the types of services offered and quality of service.

In the countries in which we operate, there are principally three other multinational providers of mobile wireless voice communications with whom we compete:

•	America Movil, which has the largest wireless market share in Mexico, operates in eight of Brazil’s ten cellular licensed areas and has nationwide coverage in Argentina, Peru and Chile;

•	Telefonica Moviles, which has wireless operations throughout Mexico, Argentina, Peru and Chile, is a joint controlling shareholder of Vivo, the largest wireless operator in Brazil, and recently purchased the Latin American operations of BellSouth Corporation to become the second largest wireless operator in Latin America; and

•	Telecom Italia Mobile, or TIM, which has wireless operations covering most of Brazil, and is a joint controlling shareholder of the wireless affiliate of Telecom Argentina. During 2005, TIM sold their operations in Peru to America Movil and their operations in Chile to a Chilean investment group.

We also compete with regional or national providers of mobile wireless voice communications, such as Telemar’s Oi in Brazil and Unefon and Iusacell in Mexico.

In addition, new licenses may be auctioned by governments in markets in which we operate allowing for new competitors, as well as the competitors listed above, many of whom have greater financial resources, coverage areas and/or name recognition than we do, to expand into new markets and offer new products and services. Some of these existing competitors have more extensive distribution channels than ours, a more expansive spectrum position than ours, or are able to acquire subscribers at a lower cost than we can. We also expect current and future competitors will continue to upgrade their systems to provide additional services competitive with those available on our networks. Additionally, some competitors operate in the wireline business allowing them to bundle their wireless product to their customers.

In each of the markets where our operating companies operate, we compete with other communications services providers, based primarily on our differentiated wireless service offerings and products, principally our Direct Connect service, including International Direct Connect, consultative distribution channels and on our customer care and service. Our competitors include other wireless communications companies and wireline telephone companies. Although pricing is often an important factor in potential customers’ purchase decisions, we believe that our targeted customer base of primarily business users and individuals who utilize premium mobile communications features and services are also likely to base their purchase decisions on quality of service and the availability of differentiated features and services that make it easier for them to get things done quickly and efficiently.

Many existing telecommunications enterprises in the markets in which our operating companies conduct business have successfully attracted significant investments from multinational communications companies. Because of their financial resources, these competitors significantly outspend us with their advertising/brand awareness campaigns and may be able to reduce prices to gain market share. We expect that the prices we charge for our products and services will decline over the next few years as competition intensifies in our markets. Several of our competitors have introduced aggressive pricing promotions and shared minutes between groups of callers. In addition, several of our competitors have also introduced Push-To-Talk over Cellular service, which is a walkie-talkie type of service similar to our Direct Connect service. While we believe that the competitors’ current versions of Push-To-Talk over Cellular do not compare favorably with our Direct Connect service, particularly in terms of latency, quality, reliability or ease of use, if competitors are able to replicate a product more comparable to ours, we may lose some of our competitive advantages.

The Latin American wireless market is predominantly a pre-paid market, which means that customers pay in advance for a pre-determined number of minutes of use. However, our strategy primarily focuses on the contract, or post-paid, market, which generally offers higher average monthly revenue per handset and higher operating cash flow per subscriber. This strategy has allowed us to acquire and retain the most profitable subscribers in the markets in which we operate. Since the wireless industry has often competed based on price, increased competition could require us to decrease prices or increase service and product offerings, which would lower our revenues or increase our costs. Additional service offerings by our competitors and/or product offerings could also impact our ability to retain customers. While we believe that the post-paid market continues to be growing, the market could become saturated as competition in this customer segment increases.

Consolidation has created and may continue to create additional large, well-capitalized competitors with substantial financial, technical, marketing and other resources. Recent mergers have included Telefonica

Moviles’ acquisition of BellSouth International’s wireless assets in Latin America and America Moviles’ acquisitions of TIM Peru and Smartcom S.A. in Chile. We also expect our digital mobile network businesses to face competition from other technologies and services developed and introduced in the future.

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

Operating Company Overview.  We refer to our wholly-owned Mexican operating company, Comunicaciones Nextel de Mexico, S.A. de C.V., as Nextel Mexico. Several wholly-owned subsidiaries of Nextel Mexico provide digital mobile services under the trade name “Nextel” in the following major business centers with populations in excess of 1 million and along related transportation corridors:

Digital

Mexico City
Guadalajara
Puebla
Leon
Monterrey
Toluca
Tijuana
Torreon
Ciudad Juarez

Nextel Mexico is currently offering digital services in a number of smaller markets, including Acapulco, Aguascalientes, Cancun, Celaya, Irapuato, Salamanca, Chilpancingo, Cordoba, Cuernavaca, Guanajuato, Lagos de Morena, La Piedad, Nuevo Laredo, Orizaba, Queretaro, Cuautla, San Juan de Rio, Tlaxcala, Morelia, San Luis Potosi, Veracruz, Ensenada, Rosarito, Mexicali, Tecate, Saltillo, Valle de Bravo, San Miguel de Allende, Pachuca, Matamoros and Reynosa. In addition, Nextel Mexico continues to offer analog services in several other markets.

Nextel Mexico has licenses in markets covering more than 107 million people. As of December 31, 2005, Nextel Mexico provided service to about 1,119,800 digital handsets.

Nextel Mexico is headquartered in Mexico City and has 23 regional offices throughout Mexico. As of December 31, 2005, Nextel Mexico had 2,491 employees.

Marketing.  Nextel Mexico offers both a broad range of service options and pricing plans designed to meet the specific needs of its targeted business customers. It currently offers digital two-way radio only plans and integrated service plans, including two-way radio, interconnect and internet data services in its digital markets. Nextel Mexico also offers analog two-way radio in its analog markets. Nextel Mexico’s target customers are primarily businesses with mobile work forces.

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

Competition.  Nextel Mexico’s digital mobile network competes with cellular and personal communications services system operators in its market areas.

The Mexican cellular and personal communications services market is divided into nine regions. The Secretary of Communications and Transportation of Mexico has issued 800 MHz cellular licenses in each region in the Cellular A-Band and the Cellular B-Band as well as 1900 MHz personal communications services licenses. In each region, Radiomovil Dipsa, S.A. de C.V., known as Telcel, and a subsidiary of America Movil, S.A. de C.V., in turn a subsidiary of Carso Global Telecom, S.A. de C.V., the holding company controlling Telefonos de Mexico, S.A. de C.V., known as Telmex, holds the Cellular B-Band concession and an additional personal communications services license throughout Mexico. Radiomovil Dipsa, S.A. de C.V. was the first wireless operator in the country. Iusacell, S.A. de C.V. holds the Cellular A-Band license in the Mexico City area and its surroundings and the regions covering most of the central and southern areas of Mexico, as well as personal communications services licenses throughout Mexico. A controlling stake in Iusacell was acquired by Biper S.A., an affiliate of Grupo Salinas. TV Azteca, a subsidiary of Grupo Salinas, is the joint controlling shareholder of Unefon, S.A. de C.V., which in turn is the controlling shareholder of Operadora Unefon, S.A. de C.V., which holds personal communications services licenses throughout Mexico. In the northern region of Mexico, cellular service is provided on the A-Band by operating companies owned by Telefonica S.A. and also owns a controlling interest in Pegaso PCS, S.A. de C.V., which has personal communications services licenses throughout Mexico. Telefonica S.A. is the second largest wireless operator in the country.

On January 10, 2005, the Mexican government began an auction for spectrum in the 806-821 MHz to 851-866 MHz frequency band. Inversiones Nextel de Mexico, a subsidiary of Nextel Mexico, participated in this auction. The spectrum auction was divided into three separate auctions: Auction 15 for Northern Mexico Zone 1, Auction 16 for Northern Mexico Zone 2 and Auction 17 for Central and Southern Mexico. The auctions were completed between February 7 and February 11. Nextel Mexico won an average of 15 MHz of nationwide spectrum, except for Mexico City, where no spectrum was auctioned off and where Nextel Mexico has licenses covering approximately 21 MHz. The corresponding licenses and immediate use of the spectrum were granted to Inversiones Nextel de Mexico on March 17, 2005. These new licenses have an initial term of 20 years and are renewable thereafter for 20 years. The spectrum licenses that Nextel Mexico acquired will allow it to significantly expand its digital mobile network over the next one to two years, thereby allowing it to cover a substantial portion of the Mexican national geography and population.

As of December 31, 2005, Nextel Mexico provided service to about 2% of the total digital wireless communications market in Mexico.

We believe that the most important factors upon which Nextel Mexico competes are customer service, a high quality network, brand recognition, consultative distribution channels and its differentiated services, primarily our Direct Connect service, which is available throughout all areas where Nextel Mexico provides digital service. While its competition generally targets the prepaid market, Nextel Mexico primarily targets businesses, and all of its subscribers are on postpaid contracts. Iusacell, Telcel, Telefonica and Unefon are now offering Push-to-Talk over Cellular services, which are similar to and compete with our Direct Connect service. However, as of December 31, 2005, these companies had not received regulatory approval to offer these services.

Regulatory and Legal Overview.  The Secretary of Communications and Transportation of Mexico regulates the telecommunications industry in Mexico. The Mexican Telecommunications Commission oversees specific aspects of the telecommunications industry on behalf of the Secretary of Communications and Transportation.

The existing telecommunications law, which went into effect in 1995, restricts foreign ownership in telecommunications to a maximum of 49% voting equity interest except for cellular telephony, which has no such restriction. However, most of the licenses held by Nextel Mexico prior to 2000, except for one license covering 10 channels along a major highway from Mexico City to Guadalajara, are not subject to the 49% foreign ownership limitation as such licenses were originally granted under the old telecommunications law that had no such limitation to foreign ownership. All of the licenses acquired by Nextel Mexico after January 1, 2000 are held through Inversiones Nextel de Mexico, a corporation with a capital structure known under applicable corporate law as “neutral stock,” in which Nextel Mexico owns approximately 99.99% of the economic interest, but only 49% of the voting shares. The remaining 51% of the voting shares in Inversiones Nextel de Mexico, which is held by one Mexican shareholder, is subject to a voting trust agreement and a shareholders’ agreement between Nextel Mexico and this shareholder that establish adequate corporate governance controls and locks to protect Nextel Mexico’s interests.

The current telecommunications law requires mandatory interconnection between all telecommunication networks under reciprocal terms and conditions when it is technically possible. Notwithstanding the foregoing, some telecommunications companies have had difficulty obtaining interconnection services under reciprocal terms and conditions from other telephone operators. Because Nextel Mexico operates under SMR licenses, it is not deemed to be a telephone operator and has not been granted telephone numbers. As a result, it is unclear whether Nextel Mexico is entitled to reciprocal interconnection terms and conditions with wireline and wireless public telephone networks. Meanwhile, to ensure its access to interconnection, Nextel Mexico entered into commercial agreements with other local, point to point and long distance carriers such as Alestra, Avantel, Axtel and Telmex that provide interconnection between Nextel Mexico’s networks and the public switched telephone network.

As of December 31, 2005, Nextel Mexico’s license-holding subsidiaries had filed with the Secretary of Communications and Transportation requests for renewal of 30 concessions. Although we do not foresee any problems with the renewal applications, there is no guarantee that such renewals will be granted.

Foreign Currency Controls and Dividends.  Because there are no foreign currency controls in place, Mexican currency is convertible into U.S. dollars and other foreign currency without restrictions. Mexican companies may distribute dividends and profits outside of Mexico if the Mexican company meets specified distribution and legal reserve requirements. A Mexican company with employees must distribute 10% of its pretax profits to employees and allocate 5% of net profits to the legal reserve until 20% of the stated capital is set aside. Under Mexican corporate law, approval of a majority of stockholders attending an ordinary stockholders’ meeting of a corporation is required to pay dividends. Dividends paid by Nextel Mexico to its U.S. stockholders are not currently subject to a withholding tax. Interest payments to U.S. residents are subject to a 15% withholding tax; interest payments to a U.S. financial institution registered with the Mexican tax authorities are subject to a 4.9% withholding tax; and interest payments to a U.S. fixed asset or machinery supplier registered with the Mexican tax authorities are subject to a 10% withholding tax.

Income Tax Legislation.  In December 2002, the Mexican government enacted tax legislation, effective as of January 1, 2003, that reduced the corporate tax rate from 35% to 34% in 2003 and further reduced that rate to 33% in 2004. In December 2004, the Mexican government enacted additional tax legislation, effective January 1, 2005, which reduced the corporate tax rate to 30% for 2005 and will further reduce the corporate tax rate to 29% for 2006 and 28% for 2007.

2.	Brazil

Operating Company Overview.  We refer to our wholly-owned Brazilian operating company Nextel Telecomunicacoes Ltda., as Nextel Brazil. Nextel Brazil provides analog and digital mobile services under the tradename “Nextel” in the following major business centers with populations in excess of 1 million, along related transportation corridors, as well as in a number of smaller markets:

Digital	Analog

Rio de Janeiro	Salvador
Sao Paulo	Recife
Curitiba	Fortaleza
Brasilia	Porto Alegre
Belo Horizonte
Campinas
Sao Jose dos Campos

Nextel Brazil has licenses in markets covering about 137 million people. As a result of new licenses obtained throughout 2005, Nextel Brazil increased its population covered by licenses from 71 million to 137 million. As of December 31, 2005, Nextel Brazil provided service to about 637,600 digital handsets.

Nextel Brazil’s operations are headquartered in Sao Paulo, with branch offices in Rio de Janeiro and various other cities. As of December 31, 2005, Nextel Brazil had 1,739 employees.

Marketing.  Nextel Brazil offers both a broad range of service options and pricing plans primarily designed to meet the specific needs of its targeted business customers. It currently offers digital two-way radio only plans and integrated service plans, including two-way radio, interconnect and internet data services in its digital markets. Nextel Brazil also offers analog two-way radio in its analog markets. Nextel Brazil’s target customers are primarily businesses with mobile work forces.

Nextel Brazil markets its services through a distribution network that includes a variety of direct sales representatives and independent dealers. The development of alternate distribution channels has been a key factor in its commercial performance. Additionally, Nextel Brazil has used an advertising campaign supported by press, radio, magazines, billboards, television, internet and direct marketing to develop brand awareness.

Competition.  Nextel Brazil competes with other analog SMR and cellular and personal communications services providers. The largest competitors are Vivo (a joint venture of Telefonica S.A. and Portugal Telecom S.A.) which has the largest market share in the Sao Paulo Metropolitan Area and Rio de Janeiro, as well as several other regional operators: Telecom Americas, which owns Claro and which is controlled by America Movil; Telecom Italia Mobile; TNL PCS S.A. (a personal communications services operating subsidiary of Telemar Norte Leste S.A., Brazil’s largest wireline incumbent, and which markets under the brand name “Oi”); and Brasil Telecom — GSM, a subsidiary of Brasil Telecom S.A. Nextel Brazil also competes with other regional cellular and wireless operators including Telemig Celular S.A. There are also several small SME operators as competitors in the analog market in different regions in Brazil.

As of December 31, 2005, Nextel Brazil provided service to about 1% of the total digital handsets in commercial service in Brazil.

We believe that the most important factors upon which Nextel Brazil competes are customer service, a high quality network, consultative distribution channels, a differentiated brand positioning and its differentiated services, primarily our Direct Connect service, which is available throughout all areas where Nextel Brazil provides digital service. While its competition generally targets the prepaid market, Nextel Brazil primarily targets small and medium-sized businesses with mobile workforces and high-end individuals. All of its subscribers are on post-paid contracts.

Regulatory and Legal Overview.  On April 27, 2000, Brazil’s telecommunications regulatory agency, Agencia Nacional de Telecomunicacoes, known as Anatel, approved new rules relating to SMR services in Brazil. These regulations were supplemented on September 26, 2001, with regulations relating to areas of authorization and, on October 17, 2001, with regulations regarding interconnect charges between mobile operators. As a result, Brazil began opening its markets to wider competition in the mobile wireless communications segment where we operate. The former regulations imposed various restrictions that significantly limited the ability of Nextel Brazil to provide digital mobile services to all potential customer groups.

Among others, the regulations issued in 2000 allowed affiliated companies to hold more than one license in the same service area, but still limited SMR licensees and their affiliates to a maximum holding of 10 MHz of spectrum in the same service area. Under those rules, Anatel was allowed to lift the spectrum restriction from 10 MHz up to 15 MHz in localities where the need for more spectrum would be duly justified. In the case of Sao Paulo and Rio de Janeiro, the two largest and most congested metropolitan areas in Brazil, Anatel approved the increase in our spectrum to 15 MHz and published for comments regulations that would lift the restriction of 15 MHz in other cities. A revised SMR services regulation was approved by Anatel on May 5, 2005 under Resolution No. 404 and expressly revoked the April 27, 2000 rules. Under the current regulation, SMR operators and their affiliates are allowed to hold up to 15 MHz of spectrum in the same service area. In addition, the May 5, 2005 regulations annulled the former regulation relating to areas of authorization and replaced it with a new SMR Authorizations General Plan issued by Anatel under Resolution No. 405.

Although we believe that these regulations give us significantly greater flexibility to provide digital mobile services, we are still required to provide two-way radio as a basic service before we can provide any other service. For example, we cannot offer interconnection to the public telephone system without providing dispatch services.

On October 17, 2001, Anatel enacted certain rules that allow carriers to charge calling party pays charges. These regulations clarified, among other things, how SMR companies like Nextel Brazil would be paid by other companies if they wished to interconnect with Nextel Brazil’s network. These rules also allowed Nextel Brazil to amend its interconnection agreements to reflect the calling party pays charges. We have negotiated agreements with all significant fixed line and wireless operators in Brazil to reflect the additional payments between carriers as a result of the calling party pays charges. These agreements are subject to annual renewals. Calling party pays was also incorporated into the May 5, 2005 regulations, which, in addition, revoked and replaced the October 17, 2001 rules with new SMR network remuneration regulations, which were approved under Resolution No. 406.

Any company interested in obtaining new SMR licenses from Anatel must apply and present documentation demonstrating the technical, legal and financial qualifications. Anatel may communicate its intention to grant new licenses, as well as the terms and conditions applicable, such as the relevant price. Before granting any license, Anatel is required to publish an announcement in the official gazette. Any company willing to respond to Anatel’s invitation, or willing to render the applicable service in a given area claimed by another interested party, may have the opportunity to obtain a license. Whenever the number of claimants is larger than the available spectrum, Anatel is required to conduct competitive bidding to determine which interested party will be granted the available licenses.

A license for the right to provide SMR services is granted for an undetermined period of time. While the associated radio frequencies are licensed for a period of 15 years, they are renewable only once for an additional 15-year period. Renewal of the license is subject to rules established by Anatel. The renewal process must be filed at least three years before the expiration of the original term and must be decided by Anatel within 12 months of its filing. Anatel may deny a request for renewal of the license only if the applicant is not making rational and adequate use of the frequency, the applicant has committed repeated breaches in the performance of its activities, or there is a need to modify the radio frequency allocation.

The rules require that Nextel Brazil’s services comply with start-up terms and minimum service availability and quality requirements detailed in the regulations. Failure to meet Anatel’s requirements may result in forfeiture of the channels and revocation of licenses. We believe that Nextel Brazil is currently in compliance with the applicable operational requirements of its licenses in all material respects.

On May 12, 2004, Nextel Brazil received approval from Anatel to acquire the approximately 1,600 SMR channels held directly or indirectly by Mcomcast S.A. and Mcom Wireless S.A. and certain other license holders. The transaction was also approved by CADE, the Brazilian antitrust agency. As a result of both approvals, Nextel Brazil is authorized to use the channels in certain markets, including the cities of Sao Paulo, Rio de Janeiro and several other major markets. As a result of these transactions, Nextel Brazil was able to increase its holdings in the cities of Sao Paulo and Rio de Janeiro to the maximum allowed spectrum of 15 MHz, as previously approved by Anatel.

On October 21, 2004, Anatel also approved the realignment spectrum plan for SMR channels in Brazil. As a result of this new spectrum plan, Nextel Brazil will be able to obtain 200 contiguous channels in each of the major digital markets, which may have a benefit of future technology implementation or upgrades. However, all SMR operators have five years to implement this new spectrum plan.

On March 23, 2005, Anatel approved the grant to Nextel Brazil of approximately 8,200 SMR channels, which will be used mainly to (i) expand its footprint in existing markets for their respective area code and (ii) provide SMR services in new cities.

On May 16, 2005, Anatel enacted certain substantive modifications to the Servico Movel Especializado, or SME, regulations that, among other things, have the effect of treating Nextel Brazil equal to all other Brazilian SMR and SME carriers with respect to billing for use of other mobile networks. These modifications to the SME regulations became immediately effective and resulted in savings for Nextel Brazil in relation to interconnect charges made by other carriers.

Foreign Currency Controls and Dividends.  The purchase and sale of foreign currency in Brazil is subject to governmental control. Until March 14, 2005, there were two foreign exchange markets in Brazil that were subject to regulation by the Central Bank of Brazil. The first was the commercial/financial floating exchange rate market. This market was reserved generally for trade-related transactions such as import and export, registered foreign currency investments in Brazil, and other specific transactions involving remittances abroad. The second foreign exchange market was the tourism floating exchange rate market. The commercial/financial exchange rate market was restricted to transactions that require prior approval by the Brazilian Central Bank.

Both markets operated at floating rates freely negotiated between the parties. The purchase of currency for repatriation of capital invested in Brazil and for payment of dividends to foreign stockholders of Brazilian companies used to be made in the commercial/financial floating exchange rate market. Purchases for these purposes could only be made if the original investment of foreign capital and capital increases had been previously registered with the Brazilian Central Bank. There were no significant restrictions on the repatriation of registered share capital and remittance of dividends.

In spite of changes that have been implemented by the Brazilian Central Bank, the rules on repatriation of capital and payment of dividends have not changed. The purchase of currency for repatriation of capital invested in Brazil and for payment of dividends to foreign stockholders of Brazilian companies still may only be made if the original investment of foreign capital and capital increases were registered with the Brazilian Central Bank. There are no significant restrictions on the repatriation of registered share capital and remittance of dividends.

Nextel S.A., the Nextel Brazil subsidiary through which any dividend is expected to flow, has applied to the Brazilian Central Bank for registration of its investments in foreign currency. Nextel S.A. intends to structure future capital contributions to Brazilian subsidiaries to maximize the amount of share capital and dividends that can be repatriated through the exchange market. However, Nextel S.A. may not be able to repatriate share capital and dividends on foreign investments that have not been registered.

Brazilian law provides that the Brazilian government may, for a limited period of time, impose restrictions on the remittance by Brazilian companies to foreign investors of the proceeds of investments in Brazil. These restrictions may be imposed whenever there is a material imbalance or a serious risk of a material imbalance in Brazil’s balance of payments. The Brazilian government may also impose restrictions on the conversion of Brazilian currency into foreign currency. These restrictions may hinder or prevent us from purchasing equipment required to be paid for in any currency other than Brazilian reais. Under current Brazilian law, a company may pay dividends from current or accumulated earnings. Dividend payments from current earnings are not subject to withholding tax. Interest and payments other than principal amounts of foreign loans are generally subject to a 15% withholding tax, 25% in the case of payments made to companies located in a tax haven, as defined under the Brazilian legislation, and a 0.38% financial transactions tax.

3.	Argentina

Operating Company Overview.  We refer to our wholly-owned Argentine operating company Nextel Communications Argentina S.A. (formerly, Nextel Argentina S.R.L.), as Nextel Argentina. Nextel Argentina provides digital mobile services under the tradename “Nextel” in the following major business centers with populations in excess of 1 million, along related transportation corridors, as well as in a number of smaller markets:

Digital

Buenos Aires
Cordoba
Rosario
Mendoza

Nextel Argentina has licenses in markets covering about 21 million people. As of December 31, 2005, Nextel Argentina provided service to about 500,200 digital handsets.

Nextel Argentina is headquartered in Buenos Aires and has regional offices in Mar del Plata, Rosario, Mendoza and Cordoba, and seven branches in Buenos Aires. As of December 31, 2005, Nextel Argentina had 990 employees.

Marketing.  Nextel Argentina offers both a broad range of service options and pricing plans primarily designed to meet the specific needs of its targeted business customers. It currently offers digital two-way radio only plans and integrated service plans, including two-way radio, interconnect, short messaging and internet data services in its markets. Nextel Argentina’s target customers are primarily businesses with mobile work forces.

Nextel Argentina markets its services through a distribution network that includes a variety of direct sales representatives and independent dealers. The development of alternate distribution channels has been a key factor in its commercial performance. Additionally, Nextel Argentina has used an advertising campaign supported by press, radio, magazines, billboards, television, internet and direct marketing to develop brand awareness.

Competition.  There are three cellular service providers in Argentina with which Nextel Argentina competes: the Telefonica Moviles Group, which owns both Compania de Radiocomunicaciones Moviles S.A. (previously Movicom) and Telefonica Comunicaciones Moviles S.A. (previously Unifon), both of which are commercially known as Movistar, Compania de Telefonos del Interior S.A., or CTI, which is owned by America Movil S.A. de C.V., and Telecom Personal S.A., or Personal, which is owned by Telecom Argentina S.A. All of these companies or their subsidiaries also hold personal communications services, or PCS, licenses that were auctioned off by the Argentine government in 1999. The cellular and PCS licenses each cover only a specific geographic area, but together, the licenses provide each company with national coverage. The grant of PCS licenses did not result in the entry of new competitors to the market because the licenses were awarded only to the existing providers of cellular telephone services. The licenses and associated frequencies provide existing cellular companies with increased spectrum capabilities and the ability to launch a wide range of wireless products. Affiliated companies of Movistar, CTI and Personal also hold wireline local and long distance telephone licenses. As a result of the purchase of Movicom by the Telefonica Moviles Group, and due to existing limitations in the amount of spectrum that a group may hold in any given geographical region or area (50 MHz maximum), Movistar may, in the near future, be forced to return approximately 45 MHz of spectrum in certain regions where it may exceed the 50 MHz limitation. This may create opportunities for existing carriers or new entrants to bid for such spectrum should such spectrum be auctioned off publicly. The Argentine government, however, has announced that this spectrum will be awarded to a new government sponsored mobile services company made up of existing telephone cooperatives. Although it was announced that the new company would begin operations during 2006, no new announcements have been made. In the specific SMR market, Nextel Argentina’s only major competitor is Movilink, which is now owned by the Telefonica Moviles Group. During 2005, Movistar and CTI launched Push-To-Talk over Cellular service.

As of December 31, 2005, Nextel Argentina provided service to about 3% of the total mobile handsets in commercial service in Argentina.

We believe that the most important factors upon which Nextel Argentina competes are customer service, a high quality network, brand recognition, consultative distribution channels and its differentiated services, primarily our Direct Connect service, which is available throughout all areas where Nextel Argentina provides digital service. While its competition generally targets the prepaid market, Nextel Argentina primarily targets small and medium-sized businesses with mobile workforces and high-end individuals. All of its subscribers are on post-paid contracts.

New telecommunications regulations aimed at opening the Argentine market to wider competition went into effect in November 2000. As a result, a number of new companies have obtained licenses to offer a variety of services, some of which have already started operations.

Regulatory and Legal Overview.  The Comision Nacional de Comunicaciones, referred to as the Argentina CNC, the Secretary of Communications of Argentina, and the Ministry of Federal Planning, Public Investments and Services are the Argentine telecommunications authorities responsible for the administration and regulation of the SMR industry.

SMR licenses have an indefinite term but are subject to revocation for violation of applicable regulatory rules. Argentina does not impose any limitation on foreign ownership of SMR licenses. Analog and digital mobile service must begin within 180 business days after receipt of channel assignment. Failure to meet service or loading requirements can result in revocation of the channel authorizations. The Argentina CNC may revoke SMR licenses upon the occurrence of a third breach by the licensee of service requirements. SMR licenses and channel authorizations also may be revoked for violation of other regulatory authority rules and regulations. Nextel Argentina believes it has satisfied all of its loading requirements on its existing spectrum position.

SMR providers are assured interconnection with the public switched telephone network according to the terms under which the channels were awarded, as well as under other applicable laws. Furthermore, interconnection with the public switched telephone network must be on a nondiscriminatory basis. Nextel Argentina provides interconnect services to its subscribers under interconnection agreements with Telefonica de Argentina S.A. and Telecom Argentina S.A., as well as other smaller local carriers. In May 1999, the Argentina CNC authorized Nextel Argentina to implement a calling party pays program with the fixed line carriers with whom it interconnects, which it has since implemented.

The tariffs for the SMR are freely fixed by the providers. Charges for calling party pays calls originating in fixed lines depend on a reference price set periodically by the Ministry.

In September 2000, Argentina’s president signed a decree that put into effect new telecommunications regulations. The purpose of the regulations is to guarantee the complete deregulation and free competition of the telecommunications industry in Argentina. The rules cover the following:

•	Licenses of telecommunications services. The regulations establish a single license system that allows the license holder to offer any and all types of telecommunications services. The licensee is free to choose the geographic area, technology and architecture through which its services will be provided. However, each specific service to be offered must be separately registered with the Secretary. Holders of existing telecommunications licenses, including holders of cellular, personal communications services and SMR licenses, are automatically deemed to have a universal license under the new regulatory scheme, and all services currently offered which had been previously approved by the regulatory authorities are treated as having been registered. However, to the extent an existing license holder wishes to offer a new service, the new service must be registered. In addition, existing license holders who acquired spectrum under a public bid or auction must continue to abide by the original terms and conditions under which the spectrum was granted.

The regulations do not impose any minimum investment, loading or other requirements on holders, but to obtain trunking frequencies they impose certain rules of origin that mandate that at least 30% of any new infrastructure be of Argentine origin (see “New Spectrum Regulations” below). Some requirements do apply to the launch of a new service, such as a requirement to launch the service within 18 months from the date of its registration. The grant of a license is independent of the resources required to provide a service and specifically does not include the right to the use of spectrum.

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

•	Universal service. The regulations establish a levy equal to 1% of service revenue minus applicable taxes and specified related costs. The license holder can choose either to pay the resulting amount into a fund for universal service development or participate directly in offering services to specific geographical areas under an annual plan designed by the federal government, which is known as a pay or play system. Although regulations state that this levy would be applicable beginning January 1, 2001, the regulatory authorities have not taken the necessary actions to implement the levy. However, Resolution No. 99/05, dated May 5, 2005, issued by the Secretary of Communications prohibits telecommunications operators from itemizing the levy in customer invoices or passing through the levy to customers. In addition, following the Secretary’s instructions in July 2005, the Argentine CNC has ordered operators, including Nextel Argentina, to return the levy collected from customers, if any. Nextel Argentina filed legal actions challenging these regulations. On October 14, 2005, the Secretary of Communications issued Resolution No. 301/05, which rejected Nextel Argentina’s claim against Resolution No. 99/05. As a result, Nextel Argentina was ordered to reimburse the amounts collected as universal service contributions plus interest within a 15-day period. In November 2005, Nextel Argentina filed an administrative claim and requested a judicial injunction against this resolution. All current legal actions are pending. See Note 9 to our consolidated financial statements for more information.

•	Administration of spectrum. The regulations contain only general principles and guidelines with respect to the authorization of new spectrum and frequencies. To ensure the efficient and effective use of spectrum, the Secretary is empowered to partially or totally revoke awarded spectrum if it is not used, or if it is not used in accordance with the terms and conditions under which it was granted. Licenses and spectrum authorizations may not be transferred nor assigned, in whole or in part, without prior written approval of regulatory authorities. Prior authorization is also required upon a change of control as a result of the transfer of the licensee’s capital stock.

•	Spectrum regulations. In July 2001, the Secretary of Communications issued Resolution No. 235/01, modified by Resolution No. 262/05 SC, which established the rules under which new spectrum is awarded. New spectrum authorizations expire in 10 years. In April and October of each year, authorizations to operate channels are granted directly or by auction, depending on the number of available channels existing in each city. Resolution No. 262/05 SC also imposed certain rules of origin mandating telecommunications operators that are awarded with new spectrum authorizations to purchase at least 30% of new infrastructure from Argentinean source goods. The regulation is not clear as to the computation of this percentage. Nextel Argentina considers it has plausible arguments to eventually challenge this rule.

Foreign Currency Controls and Dividends.  On January 6, 2002, the Argentine Emergency Law No. 25,561 became effective and formally declared a public emergency in economic, administrative, financial and exchange control matters. The law empowered the Federal Executive Power to regulate those areas until December 10, 2003, subject to overview by the National Congress. The Emergency Law amended several provisions of the 1991 Convertibility Law No. 23,928, the most significant of which was to repeal the peg of the Argentine peso to the U.S. dollar. The effectiveness of the Argentine Emergency Law was extended through December 31, 2006.

On February 3, 2002, the Federal Executive Power issued Decree No. 214/2002, which reorganized Argentina’s financial system and converted the economy into Argentine pesos. All obligations to pay, of whatever origin, connected or not with the financial system, were converted into pesos at the exchange rate of one Argentine peso to one U.S. dollar. Moreover, deposits within the financial system were converted into pesos at the exchange rate of 1.40 Argentine pesos to one U.S. dollar. These obligations are subject to restatement.

Under existing law, contracts can provide for payment in foreign currency. However, due to an anti-evasion law, which requires all amounts over $1,000 to be paid by check, credit card, deposit or banking transfer, the legal possibility of entering into contracts in U.S. dollars remains, but the economic reality is that this would only serve to determine the amount of Argentine pesos that must be paid on the basis of the free exchange rate.

Pursuant to Decree No. 260/2002, the National Executive Power and the Argentine Central Bank have placed certain restrictions on the acquisition of foreign currency by Argentine and non-Argentine residents and on the inflow and outflow of capital to and from Argentina, including those for the purposes of repayment of principal and interest, dividend payments and repatriation of capital. In addition, there are specific guidelines that must be complied with in order to make any repayment of principal or interest to foreign creditors.

According to such regulations, payments of profits and dividends abroad may be carried out as long as they correspond to financial statements certified by external auditors. Moreover, repatriations of capital by non-Argentine residents without an Argentine Central Bank’s authorization are restricted to $5,000 U.S. dollars per month. This limitation does not apply to any repatriations of capital that are a result of a final divestiture, in which case, non-Argentine residents may transfer up to $2 million per month without requiring the Argentine Central Bank prior authorization.

On June 9, 2005, the Federal Executive Power issued Decree No. 616/2005, which introduced new restrictions to the transfer of funds to and from Argentina and created a mandatory deposit of 30% of the funds transferred to Argentina. Such decree provides that, under certain circumstances, Argentineans and foreign nationals transferring funds from abroad to Argentina are obligated to make a 365-day registered non-transferable non-interest bearing cash deposit equal to 30% of the funds transferred by them to Argentina. Among others, foreign direct investment that is not invested in the capital or stock markets is exempt from such restricted deposit requirement.

Under applicable Argentine corporate law, a company may pay dividends only from liquid and realized profits as shown on the company’s financial statements prepared in accordance with Argentine generally accepted accounting principles. Of those profits, 5% must be set aside until a reserve of 20% of the company’s capital stock has been established. Subject to these requirements, the balance of profits may be declared as dividends and paid in cash upon a majority vote of the stockholders. Under current law, dividend payments are not subject to withholding tax, except when the dividend payments are the result of profits paid out in excess of the profits computed for income tax purposes for the financial year preceding the date of the distribution of such dividends. If paid in this manner, a 35% withholding tax applies on the amount of the surplus. Interest payments are subject to withholding taxes ranging from 15.05% to 35%, unless tax treaty benefits apply.

4.	Peru

Operating Company Overview.  We refer to our wholly-owned Peruvian operating company Nextel del Peru, S.A., as Nextel Peru. Nextel Peru provides digital mobile services under the tradename “Nextel” in the following major business centers with a population in excess of 1 million and along related transportation corridors:

Digital
Lima
Ancash
La Libertad
Lambayeque
Piura

Nextel Peru operates some parallel analog and digital mobile networks in the metropolitan area of Lima. It also operates an analog network in the metropolitan area of Arequipa. Nextel Peru launched digital mobile service in the greater Lima area in June 1999, and extended this service to the entire Department of Lima by March 2000 and to the Departments of Ica, Ancash and La Libertad by July 2001. In September 2000, Nextel Peru began offering analog services in the major business centers of Arequipa and Lima. In addition, Nextel Peru launched service in the Department of Lambayeque in January 2003, in the Department of Piura in April

2004 and in the Department of Tumbes in May 2005. In December 2005, Nextel Peru obtained a nationwide SMR license.

Nextel Peru has licenses in markets covering about 15 million people. As of December 31, 2005, Nextel Peru provided service to about 248,500 digital handsets.

Nextel Peru is headquartered in Lima. As of December 31, 2005, Nextel Peru had 673 employees.

Marketing.  Nextel Peru offers both a broad range of service options and pricing plans primarily designed to meet the specific needs of its targeted business customers. It currently offers digital two-way radio only plans and integrated service plans, including two-way radio, interconnect and internet data services in its digital markets. Nextel Peru also offers analog two-way radio in its analog markets. Nextel Peru’s target customers are primarily businesses with mobile work forces.

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

Competition.  Nextel Peru competes with all other providers of mobile services in Peru, including cellular operator Telefonica Moviles S.A., which, as of October 2004, acquired and consolidated with the company that was formerly known as BellSouth Peru S.A., and personal communications services provider America Movil Peru S.A.C., a subsidiary of Mexico’s America Movil, which in May 2005, won the “C” Band in the PCS services auction and, as of August 2005, acquired and consolidated with TIM Peru S.A.C. Telefonica Moviles S.A. provides nationwide coverage and operates under the brand name “MoviStar.” America Movil provides nationwide coverage and operates under the brand name “Claro.”

As of December 31, 2005, Nextel Peru provided service to about 5% of the total digital handsets in commercial service in Peru.

We believe that the most important factors upon which Nextel Peru competes are customer service, a high quality network, brand recognition, and its differentiated services, primarily our Direct Connect service, which is available throughout all areas where Nextel Peru provides digital service. Nextel Peru primarily targets mobile workforces, including large, mid-size and small corporations and their respective business networks.

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

In Peru, SMR service providers are granted 20-year licenses, which may be extended for an additional 20-year term, subject to compliance with the terms of the license. Licenses may be revoked before their expiration for violations of applicable regulatory and license requirements. Licensees must also comply with a minimum expansion plan that establishes the minimum loading and coverage requirements for the licensees, as well as spectrum targets under the licenses. We believe that Nextel Peru has met its loading and coverage requirements and has reached its spectrum targets.

Under the general regulations of Peru’s telecommunications law, all public telecommunications service providers have the right to interconnect to the networks of other providers of public telecommunications services. Furthermore, interconnection with these networks must be on an equal and nondiscriminatory basis. The terms and conditions of interconnection agreements must be negotiated in good faith between the parties in accordance with the interconnect regulations and procedures issued by OSIPTEL. Nextel Peru is presently interconnected with all major telecommunications operators in Peru, including Telefonica del Peru S.A.A., Telefonica Moviles S.A., American Movil Peru S.A.C. (formerly TIM Peru S.A.C.) and Telmex Peru S.A. (formerly AT&T Peru S.A.). Peru imposes no limitation on foreign ownership of SMR or paging licenses or licensees. In November 2005, OSIPTEL adopted regulations that resulted in savings in interconnect rates over a three-year period beginning January 1, 2006.

In 1998, Nextel Peru entered into a 10-year tax stability agreement with the Peruvian government that suspends its net operating loss carryforwards from expiring until Nextel Peru generates taxable income. Once Nextel Peru generates taxable income, Nextel Peru has four years to utilize those tax loss carryforwards and any taxable income in excess of the tax loss carryforwards will be taxed at 30%. During 2005, Nextel Peru generated taxable income and utilized a portion of the tax loss carryforwards. The remaining tax loss carryforwards in Peru will expire on December 31, 2008 if not used by that date. At this time, we believe it is more likely than not that these tax loss carryforwards will be fully utilized prior to their expiration.

Foreign Currency Controls and Dividends.  Under current law, Peruvian currency is freely convertible into U.S. dollars without restrictions. Peru has a free exchange market for all foreign currency transactions. On October 1, 1998, Nextel Peru executed a legal stability agreement with the Peruvian government, which, among other things, guarantees free conversion of foreign currency for Nextel Peru and its stockholders for a term of 10 years.

The payment and amount of dividends on Nextel Peru’s common stock is subject to the approval of a majority of the stockholders at a mandatory meeting of its stockholders. According to Peruvian corporate law, the stockholders may decide on the distribution of interim dividends or, alternatively, delegate the decision to the board of directors. Dividends are also subject to the availability of profits, determined in accordance with Peruvian generally accepted accounting principles. Profits are available for distribution only after 10% of pre-tax profits have been allocated for mandatory employee profit sharing and 10% of the net profits have been set aside to constitute a legal reserve. This reserve is not available for use except to cover losses in the profit and loss statement. This reserve obligation remains until the legal reserve constitutes 20% of the capital stock once this legal reserve has been met, the balance of the net profits is available for distribution.

5.	Chile

Operating Companies Overview.  We own 100% of the equity interests in two analog trunking companies in Chile, Centennial Cayman Corp. Chile S.A. and Multikom S.A. We provide and market our analog two-way radio service under the brandnames “Centennial” and “Multikom”. In the future, we intend to build and deploy a small scale digital system in Santiago and market such services under the brandname “Centennial.” These operating companies provide analog services in the following major business centers with populations in excess of 1 million and along related transportation corridors:

Analog
Santiago

Our Chilean companies have licenses in markets covering about 16 million people. As of December 31, 2005, these companies in Chile provided services to about 4,600 analog handsets.

These companies are headquartered in Santiago, Chile. As of December 31, 2005, these companies had 28 employees.

Our Chilean companies currently offer exclusively analog two-way radio services, focusing on small and medium size companies. We have received regulatory approvals to deploy a digital mobile network, which we expect to deploy during 2006 in order to launch a digital two-way radio service. For additional information, see “— Regulatory and Legal Overview.”

Competition.  Presently, there are no providers of digital SMR services in Chile. Competitors in the analog SMR business in Chile are Gallyas S.A., Mobilink S.A. and Sharfstein, S.A.

There are also three mobile telephone service providers authorized to operate throughout Chile. These providers are Entel Chile, Telefonica Moviles de Chile S.A. and Smartcom S.A.

Entel Chile, which was formerly controlled by Telecom Italia Movil, or TIM, has been controlled by Chilean national investors since 2005 and, through its subsidiaries Entel PCS Telecomunicaciones S.A. and Entel Telefonica Movil S.A., operates two 30MHz concessions in the 1900MHz band with GSM technology.

Telefonica Moviles de Chile S.A., also known by its commercial name, Movistar, is controlled by Telefonica Moviles S.A. of Spain and operates one 25MHz concession in the 800MHz band with TDMA technology and one 20MHz concession in the 1900MHz band with GSM/GPRS technology. Additionally, through the acquisition of all of the assets of BellSouth Chile, S.A., since January 2005, Telefonica Moviles de Chile S.A. also operates one 25MHz concession in the 800MHz band with TDMA technology and one 10MHz concession in the 1900 MHz band with CDMA technology. Due to the high spectrum concentration that resulted from this acquisition, in January 2005, the Tribunal for the Defense of Free Competition, also known as the Antitrust Court, ordered Telefonica Moviles de Chile S.A. to transfer one concession of 25MHz in the 800MHz band. The Antitrust Court gave Telefonica Moviles de Chile S.A. an 18-month term from January 2005 to close the transfer.

Telefonica Moviles de Chile S.A. is currently offering a service commonly known as PTT Movistar. This service, which is based in Push-To-Talk over Cellular technology, is competitive with our Direct Connect service.

Finally, Smartcom S.A. is the third mobile operator in Chile. Smartcom S.A. was formerly owned by Endesa and was acquired by America Movil on August 2, 2005. Smartcom S.A. operates a 30MHz concession in the 1900MHz band under the trademark “Smartcom”.

Regulatory and Legal Overview.  The main regulatory agency of the Chilean telecommunications sector is the Ministry of Transportation and Telecommunications (the Ministry), which acts primarily through the Undersecretary of Telecommunications (the Undersecretary). The application, control and interpretation of the provisions of the General Telecommunications Law and other applicable regulations are the responsibilities of the Ministry, which usually acts through the Undersecretary for these purposes. The decisions of the Ministry and the Undersecretary are subject to review by the Judiciary and the Chilean Antitrust Court.

Public telecommunications services concessions, including SMR concessions, may be granted only to legal entities duly incorporated and domiciled in Chile. However, there is no restriction or limitation on the participation or ownership of foreign investors in Chilean public telecommunications services concessionaires.

As a general rule, telecommunications concessions are granted in Chile without any initial payment of fees. However, telecommunications concessionaires that are granted the right to use the radioelectric spectrum for the operation of their respective concessions, such as SMR concessionaires, are subject to a spectrum annual fee. The amount of the fee is based on the size of the applicable system, the portion of the spectrum utilized and the service area that has been authorized.

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

In Chile, concessionaires of public telecommunications services and concessionaires of long distance telephonic services are required by law to establish and accept interconnections with each other. These interconnections allow subscribers and users of public telecommunications services of the same type to make and receive calls from and to the public switched telephone network inside and outside of Chile. Telecommunications services of the same type are all those that are technically compatible with each other. The Undersecretary determines which telecommunications services are technically compatible. The interconnection must be performed according to the technical rules, procedures and terms established by the Undersecretary. The Undersecretary has issued regulations relating to the interconnection of public telephone networks with other public telecommunications services of the same type. On January 31, 2001, the Undersecretary published a new technical rule related to the provision of digital SMR services. However, under these regulations, even if services are determined to be of the same type, providers of public telecommunications services may not be interconnected to the public telephone networks unless their concessions expressly authorize interconnection, which in many cases, including some of ours, requires an amendment to the concession.

Additionally, under new regulations, providers of public telecommunications services of the same type that are authorized to be interconnected with public telephone networks are also able to request the assignment of specific numbering blocks for their subscribers. New rules governing routing procedures have also been adopted. As with interconnection, a provider of public telecommunications services of the same type must be specifically authorized in its concessions to interconnect before obtaining numbering. Our operating companies have been granted numbering blocks.

SMR concessionaires may freely determine the fees charged to their subscribers. However, the fees and tariffs charged by a telecommunications concessionaire to other telecommunications concessionaires for the services rendered through interconnections, including the access fees, must be fixed by the authorities. The authorities fix the access fees in accordance with a tariff-setting procedure based upon, among other things, the cost structure, including expansion plans, of an efficient concessionaire, as set forth in the General Telecommunications Law. This procedure is necessary for the mandatory application of the calling-party-pays system among the telecommunications concessionaires. The tariff-setting procedure for our operating companies began on August 19, 2004 and ended on July 22, 2005 when the Minister of Transports and Telecommunications jointly with the Minister of Economy issued two Tariff Decrees, one for each operating company. These Tariff Decrees will be in effect for five years from its publication in the official Gazette, which occurred on September 12, 2005.

In order to provide digital SMR services in Chile, incorporate digital technology to the networks of our Chilean operating companies and obtain the corresponding authorization to interconnect such networks to the publicly switched telephone network, in 2001, our Chilean operating companies have filed for the amendment of a group of SMR concessions totaling 130 channels according to the procedures established in the General Telecommunications Law. In accordance with these procedures, third parties exercised the right to file oppositions against the corresponding concession’s amendment applications. The Ministry rejected all such oppositions and granted us the requested amendment to such concessions, authorizing the deployment of an iDEN network and to interconnect such network to the publicly switched telephone network. Appeals of the Ministry’s resolution rejecting the oppositions and granting the requested amendments were filed before the Court of Appeals of Santiago and later, before the Supreme Court, and were rejected at both stages. On April 26, 2004, the decrees amending the concessions where published in the official gazette ending the amendment process.

Since the publication in the official gazette of the new decrees amending our analog concessions and authorizing us to offer digital service, we originally had a period of 14 to 28 months to build the network. However, in April 2005, we obtained a two-year extension of the build-out deadline. If the digital network is not built within this extended timeframe and we cannot obtain a new extension, we may be sanctioned by the Chilean authorities with a written admonition or fines up to approximately US $52,934, and potentially lose our authorization to install, operate and render digital service in Santiago and Valparaiso. If we lose the authorization, we would be able to request it again. The granting of the new authorization, however, would be again subject to third party oppositions.

On November 21, 2002, the 29th Civil Court of Santiago issued two judgments which declared as void concessions totaling 150 channels in Santiago owned by our operating companies, Centennial Cayman Corporation Chile S.A. and Multikom S.A., pursuant to a claim by the competition that these channels were not originally awarded through public auction. We appealed these judgments on December 3, 2002, and this appeal was dismissed in December 2004. The Chilean government and our Chilean companies filed a special remedy before the Supreme Court to overturn this ruling. The case is currently pending before the Supreme Court. In the event that the Supreme Court does not overturn the ruling, we cannot be sure of the impact that a final negative decision could have on our operations. These 150 channels are not part of the 130 channels to which digitalization and interconnection has already been granted and which we expect to deploy during 2006.

Foreign Currency Controls and Dividends.  The purchase and sale of foreign currency in Chile is not subject to governmental control. Accordingly, any person may freely engage in foreign exchange transactions.

There are two foreign exchange markets in Chile. The first is the formal exchange market, which is subject to the regulations of the Chilean Central Bank and which consists of banks and other entities authorized to participate in the market by the Central Bank. This market is generally used for trade-related transactions, such as import and export transactions, regulated foreign currency investments and other transactions, such as remittances abroad. Purchases and sales of foreign exchange may be effected in the formal or the informal exchange markets. The informal exchange market consists of entities not expressly authorized to operate in the formal exchange market, such as foreign exchange houses and travel agencies. Both markets operate at floating rates freely negotiated between the participants. There are no limits imposed on the extent to which the informal exchange rate can fluctuate above or below the formal exchange rate or the observed exchange rate. The observed exchange rate is the official exchange rate determined each day by the Central Bank based on the average exchange rates observed in the formal exchange market.

Foreign investments in Chile are subject to exchange controls. The investment of capital exceeding US $10,000 in Chile and the repatriation of the investment and its profits must be carried out under either Decree Law No. 600 or under Chapter XIV of the Compendium of Foreign Exchange Regulations issued by the Central Bank of Chile under the Central Bank Act. Foreign funds registered under Decree Law No. 600 provide specified guarantees with respect to the ability to repatriate funds and the stability of the applicable tax regime. Decree Law No. 600 permits foreign investors to access the formal exchange market to repatriate their investments and profits.

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

Under Chilean corporate law, corporations, such as our Chilean companies, may distribute dividends among their stockholders only from the net profits of a specific fiscal year or from retained profits recognized by balance sheets approved by the stockholders’ meeting. However, if the company has accumulated losses, profits of that corporation must first be allocated to cover the losses. Losses in a specific fiscal year must be offset with retained profits, if any.

Unless otherwise agreed at a stockholders meeting by the unanimous vote of all issued shares, publicly traded corporations must annually distribute at least 30% of the net profits of each fiscal year. This distribution must be in the form of a cash dividend to their stockholders in proportion to their ownership or as otherwise stated in the bylaws. Privately held corporations, such as our Chilean operating companies, must follow the provisions of their bylaws; if the bylaws do not contain these provisions, the rules described above for the distribution of profits by publicly traded stock corporations apply. As a general rule, any dividend distributed or remitted by the operating companies to their shareholders abroad will be subject to a 35% withholding tax rate. In such a case, the operating companies’ shareholders will be entitled to a tax credit equivalent to the corporate tax rate paid by the operating companies on the income distributed or remitted abroad. Such corporate tax rate is equivalent to 17%. This credit must be added back in order to compute the taxable basis of the withholding tax.

In any event, the board of directors may distribute provisional dividends if the corporation has no accumulated losses, subject to the personal responsibility of the directors approving the distributions.

J.	Employees

As of December 31, 2005, we had 117 employees at the corporate level, and our operating companies had about 5,900 employees. Our Brazilian operating company is a party to a collective bargaining agreement that covers all of its employees and expires on April 30, 2006. Neither we nor any of our other operating companies is a party to any collective bargaining agreement. We believe the relationship between us and our employees, and between each of our operating companies and its employees, is good.

Item 1A.  Risk Factors

Investors should be aware of various risks, including the risks described below. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of any investment. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and included elsewhere. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.

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

Because of their resources, and in some cases ownership by larger companies, some of our competitors may be able to offer services to customers at prices that are below the prices that our operating companies can offer for comparable services. If we cannot compete effectively based on the price of our service offerings, our results of operations may be adversely affected. For example, many of our competitors are well-established companies that have:

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

In some markets, our operating companies may not be able to compete effectively against a formerly government-owned monopoly telecommunications operator, which today enjoys a near monopoly on the provision of wireline telecommunications services and may have a wireless affiliate or may be controlled by shareholders who also control a wireless operator. Our operating companies may be at a competitive disadvantage in these markets because formerly government-owned incumbents or affiliated competitors may have:

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

Since our digital mobile networks do not offer nationwide coverage in the countries in which we operate and our technology limits our potential roaming partners, we may not be able to compete effectively with cellular and personal communications services providers in our markets. Many of the cellular and personal communications services providers in our markets have networks with substantially more extensive areas of service. Additionally, many of these providers have entered into roaming agreements with each other, which permit these providers to offer coverage to their subscribers in each other’s markets. The iDEN technology that we deploy is not compatible with other wireless technologies such as digital cellular or personal communications services technologies or with other iDEN networks not operating in the 800 MHz spectrum. As a result, with the exception of GSM 900 MHz systems, we cannot enter into roaming agreements with the operators of these other networks. Although the i2000 digital phone that we sell is compatible with both iDEN 800 MHz and GSM 900 MHz systems, our customers will not be able to roam on other iDEN 800 MHz or GSM 900 MHz systems where we do not have a roaming agreement. As a result, we will not be able to provide coverage to our subscribers outside of our currently operating digital markets until:

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

The wireless telecommunications industry is experiencing significant technological change. Future technological advancements may enable other wireless technologies to equal or exceed our current level of service and render iDEN technology obsolete. If Motorola, the sole supplier of iDEN technology, is unable or unwilling to upgrade or improve iDEN technology or develop other technology to meet future advances in competing technologies on a timely basis, or at an acceptable cost, we will be less able to compete effectively and could lose customers to our competitors. In addition, competition among the differing wireless technologies could:

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

Customer acceptance of the services we offer is and will continue to be affected by technology-based differences and by the operational performance and reliability of our digital mobile networks. We may have difficulty attracting and retaining customers if we are unable to address and resolve satisfactorily performance or other transmission quality issues as they arise or if these issues:

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

We differentiate ourselves by providing two-way radio dispatch “push-to-talk” services. Several of our competitors have introduced Push-To-Talk over Cellular service, which is a walkie-talkie type of service similar to our Direct Connect service. In addition, we do not have short messaging system (SMS) interoperability agreements in all our markets. Consequently, our competitive advantage may be impaired.

  Because we rely on one supplier to implement our digital mobile networks, any failure of that supplier to perform could adversely affect our operations.

Motorola is currently our sole source for most of the digital network equipment and all of the handsets used throughout our markets. In addition, iDEN technology is a proprietary technology of Motorola, meaning that there are no other suppliers of this technology, and it is the only widespread, commercially available digital technology that operates on non-contiguous spectrum. Much of the spectrum that our operating companies hold in each of the markets we serve is non-contiguous. The non-contiguous nature of our spectrum may make it more difficult for us to migrate to a new technology if we choose to do so. Additionally, if Motorola fails to deliver system infrastructure equipment and handsets or enhancements on a timely, cost-effective basis, we may not be able to adequately service our existing customers or add new customers. Nextel Communications, a subsidiary of SprintNextel Corporation, is the largest customer of Motorola with respect to iDEN technology and provides significant support with respect to new product development. Nextel Communications and Sprint merged on August 12, 2005, and as a result, Nextel Communications became a subsidiary of Sprint Nextel. The new combined company had previously announced plans to migrate Nextel’s push-to-talk services to a next generation CDMA network platform. Nextel Communications had also announced an agreement with Motorola for a three-year extension of its iDEN infrastructure supply agreement and handset purchase agreement, with certain modifications. Any decrease by Nextel Communications in its use of iDEN technology could significantly increase our costs for equipment and new developments and could impact Motorola’s decision to continue to support iDEN technology. In the event Motorola determines not to continue manufacturing, supporting or enhancing our iDEN based infrastructure and handsets, because Nextel Communications decreases its use of iDEN technology or otherwise, we may be materially adversely affected. We expect to continue to rely principally on Motorola for the manufacture of a substantial portion of the equipment necessary to construct, enhance and maintain our digital mobile networks and for the manufacture of handsets for the next several years.

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

During 2006, there will be presidential elections held in three of our major markets. We are unable to predict the impact that presidential or other contested local or national elections and the associated transfer of power from incumbent officials or political parties to elected victors, may have on the local economy or the growth and development of the local telecommunications industry. Changes in leadership or in the ruling party in the countries in which we operate may affect the economic programs developed under the prior administration, which in turn, may adversely affect the economies in the countries in which we operate and our business operations and prospects in these countries.

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

Brazil.  The Brazilian economy has been characterized by frequent and occasionally drastic intervention by the Brazilian government and by volatile economic cycles. The Brazilian government has often changed monetary, taxation, credit, tariff and other policies to influence the course of Brazil’s economy. In early 1999, the Brazilian government allowed the Brazilian real to float freely, resulting in a 32% depreciation against the U.S. dollar that year. In 2002, the Brazilian real depreciated against the U.S. dollar by 18%.

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

Nearly all of our revenues are earned in non-U.S. currencies, while a significant portion of our capital and operating expenditures, including imported network equipment and handsets, and substantially all of our outstanding debt, is priced in U.S. dollars. In addition, we report our results of operations in U.S. dollars. Accordingly, fluctuations in exchange rates relative to the U.S. dollar could have a material adverse effect on our earnings or assets. For example, the 1999 and 2002 currency devaluations in Brazil resulted in significant charges against our earnings in 1999 and 2002 and negative adjustments to the carrying value of our assets in Brazil. The economic upheaval in Argentina in 2002 led to the unpegging of the Argentine peso to the U.S. dollar exchange rate and the subsequent significant devaluation of the Argentine peso, which resulted in charges against our earnings in 2002 and negative adjustments to the carrying values of our assets in Argentina.

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

Our operations depend on the economies of the markets in which our operating companies conduct business. These markets are in countries with economies in various stages of development or structural reform, some of which are subject to rapid fluctuations in terms of commodity prices, local consumer prices, employment levels, gross domestic product, interest rates and inflation rates. If these fluctuations have an effect on the ability of customers to pay for our products and services, our business may be adversely affected. As a result, our operating companies may experience lower demand for their products and services and a decline in the growth of their customer base and in revenues.

Some of our operating companies conduct business in countries where the rate of inflation is significantly higher than in the United States. Any significant increase in the rate of inflation in any of these countries may not be completely or partially offset by corresponding price increases implemented by our operating companies, even over the long term.

Our operating companies are subject to local laws and customs in the countries in which they operate, which could impact our financial results.

Our operations are subject to local laws and customs in the countries in which we operate, which may differ from those in the U.S. We could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations, which may be substantially different from those in the United States. In some foreign countries, particularly in those with developing economies, persons may engage in business practices that are prohibited by United States regulations applicable to us such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, consultants, contractors and agents will not take actions in violations of our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business.

We pay significant import duties on our network equipment and handsets, and any increases could impact our financial results.

Our operations are highly dependent upon the successful and cost-efficient importation of network equipment and handsets from North America and, to a lesser extent, from Europe and Asia. Any significant increase in import duties in the future could significantly increase our costs. To the extent we cannot pass these costs on to our customers, our financial results will be negatively impacted. In the countries in which our operating companies conduct business, network equipment and handsets may be subject to significant import duties and other taxes.

We are subject to foreign taxes in the countries in which we operate, which may reduce amounts we receive from our operating companies or may increase our tax costs.

Many of the foreign countries in which we operate have increasingly turned to new taxes, as well as aggressive interpretations of current taxes, as a method of increasing revenue. For instance, Brazil has a tax on financial transactions, certain provinces in Argentina adopted higher tax rates on telecommunications services in 2001, and Argentina adopted a federal universal services tax in 2001. The provisions of new tax laws may attempt to prohibit us from passing these taxes on to our customers. These taxes may reduce the amount of earnings that we can generate from our services.

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

Nextel Brazil has received tax assessment notices from state and federal Brazilian tax authorities asserting deficiencies in tax payments related primarily to value added taxes, import duties and matters surrounding the definition and classification of equipment and services. Nextel Brazil has filed various petitions disputing these assessments. In some cases we have received favorable decisions, which are currently being appealed by the respective governmental authorities. In other cases, our petitions have been denied and we are currently appealing those decisions. We currently estimate the range of possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be between $74.1 million and $78.1 million as of December 31, 2005.

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

  Government regulations determine how we operate in various countries, which could limit our growth and strategic plans.

In each market in which we operate, one or more regulatory entities regulate the licensing, construction, acquisition, ownership and operation of our wireless communications systems. Adoption of new regulations, changes in the current telecommunications laws or regulations or changes in the manner in which they are interpreted or applied could adversely affect our operations. Because of the uncertainty as to the interpretation of regulations in some countries in which we operate, we may not always be able to provide the services we have planned in each market. In some markets, we are unable, or have limitations on our ability, to offer some services, such as interconnection to other telecommunications networks and participation in calling party pays programs, which may increase our net costs. Further, the regulatory schemes in the countries in which we operate allow third parties, including our competitors, to challenge our actions. For instance, some of our competitors have challenged the validity of some of our licenses or the scope of services we provide under those licenses, in administrative or judicial proceedings, particularly in Chile. It is possible that, in the future, we may face additional regulatory prohibitions or limitations on our services. Inability to provide planned services could make it more difficult for us to compete in the affected markets. Further, some countries in which we conduct business impose foreign ownership limitations upon telecommunications companies. Finally, in some of our markets, local governments have adopted very stringent rules and regulations related to the placement and construction of wireless towers, which can significantly impede the planned expansion of our service coverage area, eliminate existing towers and impose new and onerous taxes and fees. These issues affect our ability to operate in each of our markets, and therefore impact our business strategies. In addition, local governments have placed embargoes on a number of our cell sites owned by our operating companies in

Argentina and Brazil. If we are not able to successfully overcome these embargoes, we may have to remove the cell sites and find a more acceptable location. See the “Regulatory and Legal Overview” discussion for each operating company under “Business — I. Operating Companies.”

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

Nextel Communications has licensed to us the right to use “Nextel” and other of its trademarks on a perpetual royalty-free basis in Latin America. However, Nextel Communications may terminate the license on 60 days notice if we commit one of several specified defaults (namely, failure to maintain agreed quality controls or a change in control of NII Holdings). If there is a change in control of one of our subsidiaries, upon 30 days notice, Nextel Communications may terminate the sublicense granted by us to the subsidiary with respect to the licensed marks. The loss of the use of the “Nextel” tradename could have a material adverse effect on our operations. We also depend upon our roaming agreements with Nextel Communications for access to its iDEN network in the United States.

  We have identified material weaknesses in our internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, our management has conducted an assessment of our internal control over financial reporting. As defined under the rules implementing Section 404, internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. To evaluate the effectiveness of our internal control over financial reporting, management uses the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our 2004 annual report on Form 10-K and our quarterly reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005, we provided a detailed description of two material weaknesses over internal control over financial reporting we had identified at the time. In this 2005 annual report on Form 10-K, we continue to identify the existence of one material weakness in our internal controls over financial reporting. A material weakness is a significant deficiency or a combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on the material weaknesses we identified, and in accordance with the PCAOB standards, we concluded that our internal control over financial reporting was not effective as of the dates of the applicable quarterly and annual reports.

We are in the process of developing and implementing remedial measures to address the material weakness in our internal control over financial reporting. We have extensive work remaining to test the remedial measures and to remedy this material weakness. There can be no assurance as to when the remediation plan will be implemented and successfully tested. Until our remedial efforts are completed, we will continue to incur the expenses and management burdens associated with the additional resources and oversight required to prepare our consolidated financial statements.

  If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. As initially discussed in our 2004 annual report on Form 10-K, we identified a material weakness related to the accounting for income taxes as a result of our assessment of internal controls over financial reporting in 2004 and in 2005. We are continuing to work to improve our internal controls. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

As of December 31, 2005, the book value of our long-term debt was $1,148.8 million, including $350.0 million of 2.75% convertible notes due 2025, $300.0 million of 2.875% convertible notes due 2034, $91.5 million of 3.5% convertible notes due 2033, $232.4 million for a syndicated loan facility, $124.8 million in obligations associated with the sale and leaseback of communication towers, $42.5 million in capital lease obligations and $7.6 million in spectrum license financing in Brazil.

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

If our business plans change, including as a result of changes in technology, or if we decide to offer new communication services or expand into new markets or further in our existing markets, as a result of the construction of additional portions of our network or the acquisition of competitors or others, or if economic conditions in any of our markets generally, or competitive practices in the mobile wireless telecommunications industry change materially from those currently prevailing or from those now anticipated, or if other presently unexpected circumstances arise that have a material effect on the cash flow or profitability of our mobile wireless business, then the anticipated cash needs of our business as well as the conclusions presented herein as to the adequacy of the available sources of cash and timing on our ability to generate net income could change significantly. Any of these events or circumstances could involve significant additional funding needs in excess of the identified currently available sources, and could require us to raise additional capital to meet those needs. In addition, we continue to assess the opportunities to raise additional funding on attractive terms and conditions and at times that do not involve any of these events or circumstances and may do so if the opportunity presents itself. However, our ability to seek additional capital, if necessary, is subject to a variety of additional factors that we cannot presently predict with certainty, including:

•	the commercial success of our operations;

•	the volatility and demand of the capital markets; and

•	the future market prices of our securities.

If we are unable to generate cash flow from operations in the future to service our debt, we may try to refinance all or a portion of our debt. We cannot assure you that sufficient future borrowings will be available to pay or refinance our debt.

  Our financing agreements have had and may contain covenants that limit how we conduct our business, which may affect our ability to grow as planned.

As a result of restrictions that have been contained in certain of our financing agreements and may be contained in future financing agreements, we may be unable to raise additional financing, compete effectively or take advantage of new business opportunities. This may affect our ability to generate revenues and profits. Our current financing agreements have, and any future financing agreements may contain, covenants that limit how we conduct business by restricting our ability to:

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

If we were liquidated, the value of our assets likely would not be sufficient to satisfy our obligations. We have a significant amount of intangible assets, such as licenses. The value of these licenses will depend significantly upon the success of our digital mobile network business and the growth of the SMR and wireless communications industries in general. Moreover, the transfer of licenses in liquidation would be subject to governmental or regulatory approvals that may not be obtained or that may adversely impact the value of such licenses. Our net tangible book value was $727.8 million as of December 31, 2005.

  Agreements with Motorola reduce our operational flexibility and may adversely affect our growth or operating results.

We have entered into agreements with Motorola that impose limitations and conditions on our ability to use other technologies that would displace our existing iDEN digital mobile networks. These agreements may delay or prevent us from employing new or different technologies that perform better or are available at a lower cost because of the additional economic costs and other impediments to change arising under the Motorola agreements. For example, our infrastructure supply and installation services agreements with Motorola require that we must provide Motorola with notice of our determination that Motorola’s technology is no longer suited to our needs at least six months before publicly announcing or entering into a contract to purchase equipment utilizing an alternate technology.

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

Upon the occurrence of certain kinds of change of control events, we may be required to repurchase the majority of the principal amount of all of our outstanding debt. However, it is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase of our convertible notes.

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

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.  Certain statements made in this annual report on Form 10-K are not historical or current facts, but deal with potential future circumstances and developments. They can be identified by the use of forward-looking words such as “believes,” “expects,” “intends,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy that involve risks and uncertainties. We caution you that these forward-looking statements are only predictions, which are subject to risks and uncertainties, including technical uncertainties, financial variations, changes in the regulatory environment, industry growth and trend predictions. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operation and results of our wireless communications business also may be subject to the effects of other risks and uncertainties in addition to the other qualifying factors identified in this Item, including, but not limited to:

•	our ability to meet the operating goals established by our business plan;

•	general economic conditions in Latin America and in the market segments that we are targeting for our digital mobile services;

•	the political and social conditions in the countries in which we operate, including political instability, which may affect the economies of our markets and the regulatory schemes in these countries;

•	substantive terms of any international financial aid package that may be made available to any country in which our operating companies conduct business;

•	the impact of foreign exchange volatility in our markets as compared to the U.S. dollar and related currency devaluations in countries in which our operating companies conduct business;

•	reasonable access to and the successful performance of the technology being deployed in our service areas, and improvements thereon, including technology deployed in connection with the introduction of digital two-way mobile data or Internet connectivity services in our markets;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components at reasonable pricing to meet our service deployment and marketing plans and customer demand;

•	the success of efforts to improve and satisfactorily address any issues relating to our digital mobile network performance;

•	future legislation or regulatory actions relating to our SMR services, other wireless communication services or telecommunications generally;

•	the ability to achieve and maintain market penetration and average subscriber revenue levels sufficient to provide financial viability to our digital mobile network business;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular services and personal communications services;

•	market acceptance of our new service offerings;

•	our ability to access sufficient debt or equity capital to meet any future operating and financial needs; and

•	other risks and uncertainties described in this annual report on Form 10-K and from time to time in our other reports filed with the Securities and Exchange Commission.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive and administrative offices are located in Reston, Virginia, where we lease about 45,200 square feet of office space under a lease expiring in January 2009. In addition, our operating companies own and lease office space and transmitter and receiver sites in each of the countries where they conduct business.

Each operating company leases transmitter and receiver sites for the transmission of radio service under various individual site leases. Most of these leases are for terms of five years or less, with options to renew. As of December 31, 2005, our operating companies had constructed sites at leased and owned locations for their digital mobile business, as shown below:

Number
Operating Company	of Sites

Nextel Mexico	1,504
Nextel Brazil	1,240
Nextel Argentina	506
Nextel Peru	321

Total	3,571

These sites include sites sold and leased back from American Tower Corporation, as well as various co-location sites with that company.

Item 3.  Legal Proceedings

We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

Executive Officers of the Registrant

The following people were serving as our executive officers as of February 28, 2006. These executive officers were elected to serve until their successors are elected. There is no family relationship between any of our executive officers or between any of these officers and any of our directors.

Steven M. Shindler, 43, has been a director on the board of NII Holdings since 1997, chief executive officer since 2000 and chairman of the board since November 12, 2002. Mr. Shindler also served as executive vice president and chief financial officer of Nextel Communications from 1996 until 2000. From 1987 to 1996, Mr. Shindler was an officer with Toronto Dominion Bank, a bank where he was a managing director in its communications finance group.

Lo van Gemert, 51, has been the president and chief operating officer of NII Holdings since 1999. Mr. van Gemert served as senior vice president of Nextel Communications from 1999 until 2000 and as president of the north region of Nextel Communications from 1996 until 1999. Before joining Nextel Communications in 1996, Mr. van Gemert served as executive vice president at Rogers Cantel, Inc., a wireless operator in Canada. From 1980 to 1994, Mr. van Gemert held various senior management positions, domestically and overseas, at Sony Corporation and BellSouth Corporation.

Byron R. Siliezar, 50, has been the vice president and chief financial officer of NII Holdings since 1999. Mr. Siliezar was the vice president and controller of NII Holdings from 1998 to 1999. Mr. Siliezar served as vice president of finance at Neodata Corporation, a subsidiary of EDS Corporation, a global information technology company, from 1997 to 1998, and from 1996 to 1997, he served as international controller of Pagenet. From 1982 to 1996, Mr. Siliezar held various executive and management positions at GTE Corporation domestically and overseas.

Robert J. Gilker, 55, has been the vice president and general counsel of NII Holdings since 2000. From 1998 to 2000, he served as vice president, law and administration and secretary of MPW Industrial Services Group, Inc., a provider of industrial cleaning and facilities support services. From 1987 until he joined MPW, Mr. Gilker was a partner with the law firm of Jones, Day, Reavis & Pogue.

John McMahon, 41, has been our vice president of business operations since joining NII Holdings in 1999. Prior to that, Mr. McMahon served as vice president of finance and business operations, north region, for Nextel Communications from 1997 to 1999, and as director of finance for the mid-Atlantic region from 1995 to 1997.

Douglas Dunbar, 45, has been our vice president of marketing and distribution since joining NII Holdings in 1999. Since 1994, Mr. Dunbar held various positions at Nextel Communications, including general manager of the west Florida market from March 1999 to November 1999, where he was responsible for sales, marketing, business operations and customer care functions, and vice president of sales and marketing, north region, from 1997 to 1999.

Alan Strauss, 46, has been our vice president of engineering and chief technology officer since 2001. From 1998 until 2001, Mr. Strauss was the vice president and general manager of Nextel Communication’s strategic business operations group. From 1994 to 1998, Mr. Strauss held various positions with Nextel Communications.

Daniel E. Freiman, 34, has been our vice president and controller since April 27, 2005. Mr. Freiman was our director of investor relations from June 2004 to April 2005, director of external financial reporting from November 2002 to June 2004 and senior manager of external financial reporting from September 2000 to November 2002. Prior to September 2000, he was a manager in the audit practice of PricewaterhouseCoopers LLP in Washington, D.C.

Catherine E. Neel, 45, has been our vice president and treasurer since November 1, 2002. From 1999 to 2002, Ms. Neel was the assistant treasurer of NII Holdings. Prior to 1999, Ms. Neel held various management positions with BellSouth Corporation and was in public accounting with Arthur Andersen LLP.

Jose Felipe, 55, has held several positions since joining NII Holdings in 1998. He has been president of Nextel Mercosur, which manages our operations in Argentina, Brazil and Chile since February 2003. From 1999 to 2003, he served as president of Nextel Cono Sur which managed our operations in Argentina and Chile. From 1998 to 1999, Mr. Felipe was our vice president — Latin America. From 1991 to 1998, Mr. Felipe held various senior management positions with AT&T Corp., most recently president and chief executive officer of the Puerto Rico and Virgin Islands region and vice president of emerging markets of the Latin American region.

Peter A. Foyo, 40, has served as president of Nextel Mexico since 1998. From 1988 to 1998, Mr. Foyo held various senior management positions with AT&T Corp., including corporate strategy director of Alestra, S.A. de C.V., a joint venture between AT&T and a local Mexican partner, and president of AT&T Argentina.

Roberto Peon, 56, became the chief operating officer of Nextel Mexico in January of 2006. Mr. Peon served as chief marketing officer for BellSouth International, the Latin American wireless operation of BellSouth Corporation, a telephone company, from 2000 until 2005. From 1997 to 2000, Mr. Peon was president of Brazil Operations for BellSouth International and chief executive officer of the company’s cellular affiliate in that country. Mr. Peon previously held various management positions with BellSouth International.

Miguel E. Rivera, 53, has served as president of Nextel Peru since 2000. Previously, Mr. Rivera was the general manager of the Lima Stock Exchange from 1999 to 2000. From 1986 to 1998, Mr. Rivera held various executive positions with IBM, most recently as general manager of Manufacturing Industry, IBM Latin America.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

1. Market for Common Stock

Our common stock trades on the Nasdaq National Market under the trading symbol “NIHD.” The following table sets forth on a per share basis the reported high and low sales prices for our common stock, as reported on the Nasdaq National Market, for the quarters indicated. On February 26, 2004, we announced a 3-for-1 common stock split which was effected in the form of a stock dividend that was paid on March 22, 2004 to holders of record as of March 12, 2004. In addition, on October 27, 2005, we announced a 2-for-1 common stock split which was effected in the form of a stock dividend that was paid on November 21, 2005 for holders of record on November 11, 2005. The prices in this table have been adjusted to reflect these stock splits.

	Price Range of
	Common Stock
	High	Low

2004
First Quarter	$18.50	$12.39
Second Quarter	20.98	15.63
Third Quarter	21.93	16.54
Fourth Quarter	23.88	20.28
2005
First Quarter	$30.74	$23.59
Second Quarter	32.21	23.99
Third Quarter	42.40	31.54
Fourth Quarter	48.23	35.25

2. Number of Stockholders of Record

As of February 17, 2006, there were approximately nine holders of record of our common stock, including the Depository Trust Corporation, which acts as a clearinghouse for multiple brokerage and custodial accounts.

3. Dividends

We have not paid any dividends on our common stock and do not plan to pay dividends on our common stock for the foreseeable future. In addition, some of our financing documents have contained, and some future financing agreements may contain, restrictions on the payment of dividends. We anticipate that for the foreseeable future any cash flow generated from our operations will be used to develop and expand our business and operations and make contractual payments under our debt facilities in accordance with our business plan.

4. Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of 2005.

Item 6.	Selected Financial Data

The financial information presented below for the year ended December 31, 2001, ten months ended October 31, 2002, two months ended December 31, 2002 and years ended December 31, 2003, 2004 and 2005 has been derived from our audited consolidated financial statements. Our consolidated financial statements as of and for the year ended December 31, 2001, ten months ended October 31, 2002 and two months ended

December 31, 2002 have been audited by Deloitte & Touche LLP, our former independent registered public accounting firm. Our consolidated financial statements as of and for the years ended December 31, 2003, 2004 and 2005 have been audited by PricewaterhouseCoopers LLP, our current independent registered public accounting firm. Our audited consolidated financial statements as of December 31, 2004 and 2005 and for the years ended December 31, 2003, 2004 and 2005 are included at the end of this annual report on Form 10-K. This information is only a summary and should be read together with our consolidated historical financial statements and management’s discussion and analysis appearing elsewhere in this annual report on Form 10-K.

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

	Successor Company				Predecessor Company
				Two Months	Ten Months
				Ended	Ended	Year Ended
	Year Ended December 31,			December 31,	October 31,	December 31,
	2005	2004	2003	2002	2002	2001
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Operating revenues
Service and other revenues	$1,666,613	$1,214,837	$895,615	$137,623	$610,341	$634,736
Digital handset and accessory revenues	79,226	65,071	43,072	5,655	26,754	27,710

	1,745,839	1,279,908	938,687	143,278	637,095	662,446

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	421,037	332,487	240,021	29,929	164,995	173,000
Cost of digital handset and accessory sales	251,192	207,112	134,259	19,569	87,582	150,536

	672,229	539,599	374,280	49,498	252,577	323,536
Selling, general and administrative	588,849	391,571	317,400	47,108	262,405	426,679
Impairment, restructuring and other charges	—	—	—	—	15,808	1,581,164
Depreciation	123,990	84,139	49,127	4,694	55,758	162,083
Amortization	6,142	14,236	30,374	6,392	9,219	56,479

Operating income (loss)	354,629	250,363	167,506	35,586	41,328	(1,887,495)
Interest expense, net	(72,470)	(55,113)	(64,623)	(10,469)	(151,579)	(297,228)
Interest income	32,611	12,697	10,864	1,797	3,928	13,247
Foreign currency transaction gains (losses), net	3,357	9,210	8,856	2,616	(180,765)	(61,282)
Debt conversion expense	(8,930)	—	—	—	—	—
(Loss) gain on extinguishment of debt, net	—	(79,327)	22,404	—	101,598	—
Reorganization items, net	—	—	—	—	2,180,998	—
Realized losses on investments, net	—	—	—	—	—	(151,291)
Equity in gains of unconsolidated affiliates	—	—	—	—	—	9,640
Other expense, net	(8,621)	(2,320)	(12,166)	(1,557)	(8,918)	(4,181)

Income (loss) from continuing operations before income tax (provision) benefit and cumulative effect of change in accounting principle	300,576	135,510	132,841	27,973	1,986,590	(2,378,590)
Income tax (provision) benefit	(125,795)	(79,191)	(51,627)	(24,874)	(29,270)	68,750

Income (loss) from continuing operations before cumulative effect of change in accounting principle	174,781	56,319	81,214	3,099	1,957,320	(2,309,840)
Income (loss) from discontinued operations of Nextel Philippines	—	—	—	19,665	(2,025)	(170,335)
Income tax provision from discontinued operations of Nextel Philippines	—	—	—	—	(252)	(17,146)

Income (loss) before cumulative effect of change in accounting principle	174,781	56,319	81,214	22,764	1,955,043	(2,497,321)
Cumulative effect of change in accounting principle, net of income taxes of $11,898 in 2004	—	970	—	—	—	—

Net income (loss)	$174,781	$57,289	$81,214	$22,764	$1,955,043	$(2,497,321)

Income (loss) from continuing operations before cumulative effect of change in accounting principle per common share, basic	$1.19	$0.40	$0.64	$0.03	$7.24	$(8.53)
Income (loss) from discontinued operations per common share, basic	—	—	—	0.16	(0.01)	(0.69)
Cumulative effect of change in accounting principle per common share, basic	—	0.01	—	—	—	—

Net income (loss) per common share, basic	$1.19	$0.41	$0.64	$0.19	$7.23	$(9.22)

Income (loss) from continuing operations before cumulative effect of change in accounting principle per common share, diluted	$1.06	$0.39	$0.59	$0.02	$7.24	$(8.53)
Income (loss) from discontinued operations per common share, diluted	—	—	—	0.16	(0.01)	(0.69)
Cumulative effect of change in accounting principle per common share, diluted	—	0.01	—	—	—	—

Net income (loss) per common share, diluted	$1.06	$0.40	$0.59	$0.18	$7.23	$(9.22)

Weighted average number of common shares outstanding, basic	146,336	139,166	126,257	120,000	270,382	270,750

Weighted average number of common shares outstanding, diluted	176,562	145,015	140,106	126,858	270,382	270,750

					Predecessor
	Successor Company				Company
	December 31,				December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$877,536	$330,984	$405,406	$231,161	$250,250
Short-term investments	7,371	38,401	—	—	—
Property, plant and equipment, net	933,923	558,247	368,434	230,598	350,001
Intangible assets, net	83,642	67,956	85,818	182,264	192,649
Total assets	2,620,964	1,491,280	1,128,436	831,473	1,244,420
Long-term debt, including current portion	1,172,958	603,509	536,756	432,157	2,665,144
Stockholders’ equity (deficit)	811,401	421,947	217,770	71,612	(2,022,150)

Ratio of Earnings to Fixed Charges:

Successor Company				Predecessor Company
			Two Months	Ten Months
			Ended	Ended	Year Ended
Year Ended December 31,			December 31,	December 31,	December 31,
2005	2004	2003	2002	2002	2001
3.80x	2.88x	2.55x	3.09x	12.63x	—

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

During 2002, some of our markets further restructured their operations, which included workforce reductions. During the ten months ended October 31, 2002, we recorded $3.1 million in restructuring charges related to these actions and a $7.9 million impairment charge to write down the carrying values of Nextel Argentina’s long-lived assets to their estimated fair values as a result of the economic decline in Argentina. In addition, through May 24, 2002, we incurred $4.8 million in other charges for legal and advisory costs incurred related to our debt restructuring activities. Beginning May 24, 2002, we recognized these costs in reorganization items, net, in accordance with SOP 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.”

Depreciation and Amortization.  As mentioned above, during 2001, we wrote down substantially all of the long-lived assets held by our operating companies, including property, plant and equipment and intangible assets, to their estimated fair values in accordance with SFAS No. 121. We did not make any adjustments to depreciation or amortization expense recorded during the year ended December 31, 2001. The net book value of the impaired assets became the new cost basis as of December 31, 2001. As a result of the lower cost bases, depreciation and amortization decreased significantly during the ten months ended October 31, 2002. On October 31, 2002, as a result of our reorganization and in accordance with fresh-start accounting requirements under SOP 90-7, we further adjusted the carrying values of our property, plant and equipment and intangible assets based on their estimated relative fair values, which we determined in consultation with external valuation specialists. As a result of additional write-downs to fixed assets, depreciation decreased further during the two months ended December 31, 2002 and the year ended December 31, 2003. Due to the expansion of our digital mobile networks depreciation increased during the years ended December 31, 2004 and 2005. Additionally, amortization expense decreased during the years ended December 31, 2004 and 2005 as a result of the reversal of certain valuation allowances for deferred tax assets existing at our emergence from reorganization, which we recorded as a reduction to intangible assets in connection with our application of fresh-start accounting.

Interest Expense, Net.  We reported interest expense incurred during our Chapter 11 reorganization only to the extent that it would be paid during the reorganization or if it was probable that it would be an allowed claim. Principal and interest payments could not be made on pre-petition debt subject to compromise without approval from the bankruptcy court or until the plan of reorganization defining the repayment terms was confirmed. Further, the Bankruptcy Code generally disallowed the payment of post-petition interest that accrued with respect to unsecured or under secured claims. As a result, we did not accrue interest that we believed was not probable of being treated as an allowed claim. During the ten months ended October 31, 2002, we did not accrue interest aggregating $134.6 million on our senior redeemable notes because payment of this interest was not probable. In connection with the confirmation of our plan of reorganization, our senior redeemable notes were extinguished and we repurchased the outstanding balance of Nextel Argentina’s credit facilities from its creditors. As a result, interest expense for the two months ended December 31, 2002 and for the years ended December 31, 2003, 2004 and 2005 decreased significantly compared to prior years. The decrease in interest expense during the year ended December 31, 2003 was also due to a reduction in interest expense related to the $100.0 million principal prepayment of our international equipment facility and the extinguishment of the Brazil equipment facility in September 2003, partially offset by interest expense recognized during 2003 as a result of financing obligations incurred in connection with the sale-leaseback of commercial towers and interest expense recognized on our 3.5% convertible notes that we issued in September 2003. The decrease in interest expense during the year ended December 31, 2004 was also due to a reduction in interest expense related to the $125.0 million pay-off of our international equipment facility and the retirement of substantially all of our 13.0% senior secured discount notes through a cash tender offer in March 2004, partially offset by interest expense recognized during 2004 on our 2.875% convertible notes that we issued in January 2004. The increase in interest expense during the year ended December 31, 2005 is primarily a result of interest expense recognized on our syndicated loan facility in Mexico, as well as interest expense recognized on our 2.75% convertible notes, which we issued in August 2005.

Foreign Currency Transaction Gains (Losses), Net.  Our operations are subject to fluctuations in foreign currency exchange rates. We recognize gains and losses on U.S. dollar-denominated assets and liabilities in accordance with SFAS No. 52, “Foreign Currency Translation.” As a result, significant fluctuations in exchange rates can result in large foreign currency transaction gains and losses.

In January 2002, the Argentine government devalued the Argentine peso from its previous one-to-one peg with the U.S. dollar. Subsequently, the Argentine peso-to-dollar exchange rate significantly weakened in value. As a result, during the ten months ended October 31, 2002, Nextel Argentina recorded $137.8 million in foreign currency transaction losses primarily related to its former U.S. dollar-denominated credit facilities. As a result of the settlement of our Argentine credit facilities in November 2002 and the retirement of our dollar-denominated equipment credit facilities in Mexico and Brazil, our foreign currency transaction loss exposure was significantly reduced.

Debt Conversion Expense.  On June 10, 2005 and June 21, 2005, $40.0 million and $48.5 million, respectively, principal face amount of our 3.5% convertible notes were converted into 3,000,000 shares and 3,635,850 shares in accordance with the original terms of the debt securities. In connection with these conversions, we paid in the aggregate $8.9 million in cash as additional consideration for conversion, which we recorded as debt conversion expense.

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

Reorganization Items, Net.  In accordance with SOP 90-7, we classified in reorganization items all items of income, expense, gain or loss that were realized or incurred because we were in reorganization. We expensed as incurred professional fees associated with and incurred during our reorganization and reported them as reorganization items. In addition, during the second quarter of 2002, we adjusted the carrying value of our senior redeemable notes to their face values by writing off the remaining unamortized discounts totaling $92.2 million. We also wrote off the entire remaining balance of our debt financing costs of $31.2 million. We also classified in reorganization items interest income earned by NII Holdings, Inc. or NII Holdings (Delaware), Inc. that would not have been earned but for our Chapter 11 filing. In addition, as a result of our reorganization and our application of fresh-start accounting, we recognized in reorganization items a $2.3 billion gain on the extinguishment of our senior redeemable notes, partially offset by a $115.1 million charge related to the revaluation of our assets and liabilities.

Realized Losses on Investments, Net.  In October 2000, TELUS Corporation, a publicly traded Canadian telecommunications company, acquired Clearnet Communications, Inc., a publicly traded Canadian company in which we owned an equity interest. During the third quarter of 2001, in connection with our review of our investment portfolio, we recognized a $188.4 million reduction in fair value of our investment in TELUS, based on its stock price as of September 30, 2001. During the fourth quarter of 2001, we sold our investment in TELUS and recognized a $41.6 million pre-tax gain related to the sale.

Equity in Gains of Unconsolidated Affiliates.  Prior to 2001, we recorded equity in gains (losses) of unconsolidated affiliates related to our equity method investments in Nextel Philippines and NEXNET. As a result of the consolidation of Nextel Philippines during the third quarter of 2000 and the sale of our entire minority interest investment in NEXNET, we no longer record equity in gains (losses) of unconsolidated affiliates. Equity in gains of unconsolidated affiliates for 2001 represents a $9.6 million gain realized during the fourth quarter of 2001 on the sale of our minority interest investment in NEXNET.

Income Tax (Provision) Benefit.  The $46.6 million increase in the income tax provision from the year ended December 31, 2004 to the year ended December 31, 2005 is primarily due to a $165.1 million increase in income before tax, partially offset by a decrease in our effective tax rate attributable to a large addition to our deferred tax asset valuation allowance in 2004 that did not recur in 2005.

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

We eliminated the one-month reporting lag for the year ended December 31, 2004 and report consolidated results using a consistent calendar year reporting period for the entire Company for 2004. We accounted for the elimination of the one-month lag reporting policy as a change in accounting principle effective January 1, 2004. See Note 2 to our consolidated financial statements included at the end of this annual report on Form 10-K.

As a result, we treated the month of December 2003, which was normally the first month in the fiscal year of our foreign operating companies, as the lag month, and our fiscal year for all of our foreign operating companies now begins with January and ends with December.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

A. Executive Overview	46
B. Results of Operation	58
1. Year Ended December 31, 2005 vs. Year Ended December 31, 2004	59
a. Consolidated	59
b. Nextel Mexico	63
c. Nextel Brazil	66
d. Nextel Argentina	69
e. Nextel Peru	72
f. Corporate and other	74
2. Year Ended December 31, 2004 vs. Year Ended December 31, 2003	76
a. Consolidated	76
b. Nextel Mexico	80
c. Nextel Brazil	83
d. Nextel Argentina	86
e. Nextel Peru	89
f. Corporate and other	91
C. Liquidity and Capital Resources	92
D. Future Capital Needs and Resources	93
E. Effect of Inflation and Foreign Currency Exchange	96
F. Effect of New Accounting Standards	97
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	99

Introduction

The following is a discussion and analysis of:

•	our consolidated financial condition for the years ended December 31, 2005 and 2004 and our consolidated results of operations for the years ended December 31, 2005, 2004 and 2003; and

•	significant factors which we believe could affect our prospective financial condition and results of operation.

You should read this discussion in conjunction with our quarterly reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. Historical results may not indicate future performance. See “Item 1A. Risk Factors” for risks and uncertainties that may impact our future performance.

A. Executive Overview

Our principal objective is to grow our business in selected markets in Latin America by providing differentiated, high value wireless communications services to business customers, while improving profitability and cash flow. We intend to continue growing our business in a balanced manner, with a primary focus on generating earnings growth and free cash flow and maintaining appropriate controls on costs and capital expenditures. We will seek to add subscribers at rates which do not negatively impact our operating metrics. We may also explore financially attractive opportunities to expand our network coverage in areas where we currently do not provide wireless service. Based on the relatively low wireless penetration in our markets and our current market share in our target customer segment, we believe that we can continue our current subscriber and revenue growth trends while improving our profitability and cash flow generation. Although certain Latin American markets have been historically volatile, the Latin American markets that we serve have recently experienced improving economies that have been relatively more stable compared to historical periods. We believe we will be successful in meeting our objectives by:

Focusing on Major Business Centers in Key Latin American Markets.  We operate primarily in large urban markets in Latin America that have a concentration of high usage business customers, including the five largest cities in Latin America. We target these markets because we believe they offer favorable long-term growth prospects for our wireless communications services. In addition, the cities in which we operate account for a high proportion of total economic activity in each of their respective countries and provide us with a large potential market without the need to build out nationwide wireless coverage. We believe that there are significant opportunities for growth in these markets due to relatively low overall wireless penetration rates and the large number of target business customers. We have licenses in markets that cover about 296 million people, of which our network coverage extends to about 136 million people.

Targeting High Value Business Customers.  Our main focus is on high end, post-paid customers with medium to high usage, targeting primarily businesses because they value our multi-function handsets and our high level of customer service. Our typical customers have between 3 and 30 handsets, while some of our largest customers have over 500 handsets under contract. We believe that our focus on these business customers is a key reason why we have a significantly higher monthly average revenue per unit than that reported by our competitors.

Providing Differentiated Services.  We have traditionally been the only wireless service provider in Mexico, Peru and Brazil that offers digital mobile telephone service and “push-to-talk” digital radio communication, fully integrated in a single wireless device in, among and throughout our service areas in each of these countries. Our unique Direct Connect push-to-talk service provides significant value to our customers by eliminating the long distance and domestic roaming fees charged by other wireless service providers, while also providing added functionality due to the near-instantaneous nature of the communication and the ability to communicate on a one-to-many basis. Our competitors have begun to introduce competitive push-to-talk over cellular products, but we believe that the quality of our Direct Connect service is superior at this time. We add further value by customizing data applications that enhance the productivity of our business customers, such as vehicle and delivery tracking, order entry processing and workforce monitoring applications. We also provide International Direct Connect service, in conjunction with Nextel Communications, Nextel Partners and

Telus, which allows subscribers to communicate instantly across national borders with our subscribers in Mexico, Brazil, Argentina and Peru and with Nextel Communications and Nextel Partners subscribers in the United States and Telus subscribers in Canada.

Delivering Superior Customer Service.  In addition to our unique service offerings, we seek to further differentiate ourselves by providing a higher level of customer service generally than our competitors. We work proactively with our customers to match them with service plans offering greater value. After analyzing customer usage and expense data, we strive to minimize a customer’s per minute costs while increasing overall usage of our array of services, thereby providing higher value to our customers while increasing our monthly revenues. This goal is also furthered by our efforts during and after the sales process to educate customers about our services, multi-function handsets and rate plans. In addition, we have implemented proactive customer retention and “customer for life” programs to increase customer satisfaction and retention. We believe that many of our competitors, who have primarily lower revenue generating prepaid customer bases, do not generally offer the same level of service to customers.

Selectively Expanding our Service Areas.  We believe that we have significant opportunities to grow through selective expansion of our service into additional areas within the countries in which we currently operate. Such expansion may involve building out certain areas in which we already have spectrum, obtaining additional 800 MHZ spectrum in new areas which would enable us to expand our network service areas, and further developing our business in key urban areas along the U.S.-Mexico border. In addition, we may consider selectively expanding into other Latin American countries where we do not currently operate. As a result of the spectrum that we won in the March 2005 spectrum auctions in Mexico, we plan to significantly expand our service areas in Mexico over the next several years and increase our covered population from about 40 million to about 60 million. Similarly, we plan to expand our service area in Brazil and increase our covered population from about 43 million at the beginning of 2005 to at least 60 million over the next several years. See “Capital Expenditures” for a discussion of the factors that drive our capital spending.

We refer to our operating companies by the countries in which they operate, such as Nextel Mexico, Nextel Brazil, Nextel Argentina, Nextel Peru and Nextel Chile. See “Item 1A. Risk Factors” for information on risks and uncertainties that could affect the above objectives.

Foreign Currency Exposure

Nearly all of our revenues are denominated in non-U.S. currencies, although a significant portion of our capital and operating expenditures, including imported network equipment and handsets, and a substantial portion of our outstanding debt, are denominated in U.S. dollars. Accordingly, fluctuations in exchange rates relative to the U.S. dollar could have a material adverse effect on our earnings and assets. For example, the economic upheaval in Argentina in 2002 led to the unpegging of the Argentine peso to the U.S. dollar exchange rate and the subsequent significant devaluation of the Argentine peso. As a result, we recognized significant foreign currency transaction losses in Argentina in 2002 and our revenues and earnings were significantly adversely affected. Any depreciation of local currencies in the countries in which our operating companies conduct business may also result in increased costs to us for imported equipment and may, at the same time, decrease demand for our products and services in the affected markets. Additional information regarding the impact of currency rates is included in the discussion of our segments under “Results of Operation.”

Recent Developments

Financing and Hedging Activities

Mexico Syndicated Loan Facility.  In October 2004, Nextel Mexico closed on a $250.0 million, five year syndicated loan facility. Of the total amount of the facility, $129.0 million is denominated in U.S. dollars with a floating interest rate based on LIBOR (6.81% as of December 31, 2005), $31.0 million is denominated in Mexican pesos with a floating interest rate based on the Mexican reference rate, the Interbank Equilibrium Interest Rate, or TIIE (11.13% as of December 31, 2005), and $90.0 million is denominated in Mexican pesos at an interest rate fixed at the time of funding (12.48%). In April 2005, Nextel Mexico amended the credit agreement for the syndicated loan facility to extend the availability period until May 31, 2005, and in May 2005, Nextel Mexico drew down on the loan facility for the entire $250.0 million.

Conversion of 3.5% Convertible Notes.  On June 10, 2005 and June 21, 2005, certain noteholders converted $40.0 million and $48.5 million, respectively, principal face amount of our 3.5% convertible notes into 3,000,000 shares and 3,635,850 shares (75.0 shares issued per $1,000 of debt principal multiplied by the debt principal) in accordance with the original terms of the debt securities. In connection with these conversions, we paid in the aggregate $8.9 million in cash as additional consideration for conversion, as well as $0.8 million of accrued and unpaid interest. We recorded the $8.9 million that we paid as debt conversion expense in our consolidated statement of operations. We reclassified to paid-in capital the original remaining deferred financing costs related to the notes that were converted.

Interest Rate Swap.  In July 2005, Nextel Mexico entered into an interest rate swap agreement to hedge the variability of future cash flows associated with the $31.0 million Mexican peso-denominated variable rate portion of its $250.0 million syndicated loan facility. Under the interest rate swap, Nextel Mexico agreed to exchange the difference between the variable Mexican reference rate, TIIE, and a fixed rate, based on a notional amount of $31.4 million. The interest rate swap fixed the amount of interest expense associated with this portion of the syndicated loan facility commencing on August 31, 2005 and will continue over the life of the facility based on a fixed rate of about 11.95% per year in local Mexican currency.

2.75% Convertible Notes.  In August 2005, we privately placed $300.0 million aggregate principal amount of 2.75% convertible notes due 2025, which we refer to as our 2.75% notes. In addition, we granted the initial purchaser an option to purchase up to an additional $50.0 million principal amount of 2.75% notes, which the initial purchaser exercised in full. As a result, we issued an additional $50.0 million aggregate principal amount of 2.75% notes, resulting in total gross proceeds of $350.0 million. We also incurred direct issuance costs of $9.0 million, which we recorded as deferred financing costs on our consolidated balance sheet and are amortizing over five years. The notes were publicly registered, effective February 10, 2006.

The 2.75% notes bear interest at a rate of 2.75% per annum on the principal amount of the notes, payable semi-annually in arrears in cash on February 15 and August 15 of each year, beginning February 15, 2006, and will mature on August 15, 2025, when the entire principal balance of $350.0 million will be due. In addition, the noteholders have the right to require us to repurchase the 2.75% notes on August 15 of 2010, 2012, 2015 and 2020 at a repurchase price equal to 100% of their principal amount, plus any accrued and unpaid interest (including additional amounts, if any) up to, but excluding, the repurchase date. The 2.75% notes are convertible into 6,988,450 shares of our common stock at a conversion rate of 19.967 shares per $1,000 principal amount of notes, subject to adjustment, prior to the close of business on the final maturity date under certain circumstances:

We have the option to satisfy the conversion of the 2.75% notes in shares of our common stock, in cash or a combination of both.

Prior to August 20, 2010, the 2.75% notes are not redeemable. On or after August 20, 2010, we may redeem for cash some or all of the 2.75% notes, at any time and from time to time, upon at least 30 days’ notice for a price equal to 100% of the principal amount of the notes to be redeemed plus any accrued and unpaid interest (including additional amounts, if any) up to, but excluding, the redemption date. See Note 7 to our consolidated financial statements included at the end of this annual report on Form 10-K for additional information regarding our 2.75% notes.

Foreign Currency Hedge.  In September 2005, Nextel Mexico entered into a derivative agreement to reduce its foreign currency transaction risk associated with $129.4 million of its 2006 U.S. dollar forecasted capital expenditures and handset purchases. This risk is hedged by forecasting Nextel Mexico’s capital expenditures and handset purchases for a 12-month period beginning in January 2006. Under this agreement, Nextel Mexico purchased a U.S. dollar call option for $3.6 million and sold a call option on the Mexican peso for $1.1 million for a net cost of $2.5 million.

In October 2005, Nextel Mexico entered into another derivative agreement to further reduce its foreign currency transaction risk associated with $52.0 million of its 2006 U.S. dollar forecasted capital expenditures and handset purchases. This risk is similarly hedged by forecasting Nextel Mexico’s capital expenditures and handset purchases for a 12-month period beginning in January 2006. Under this agreement, Nextel Mexico purchased a U.S. dollar call option for $1.4 million and sold a call option on the Mexican peso for $0.3 million for a net cost of $1.1 million.

Acquisitions

Mexico Spectrum Auction.  On January 10, 2005, the Mexican government began an auction for wireless spectrum licenses in the 806-821 MHz to 851-866 MHz frequency band. Inversiones Nextel de Mexico, a subsidiary of Nextel Mexico, participated in this auction. The spectrum auction was divided into three separate auctions: Auction 15 for Northern Mexico Zone 1, Auction 16 for Northern Mexico Zone 2 and Auction 17 for Central and Southern Mexico. The auctions were completed between February 7 and February 11. Nextel Mexico won an average of 15 MHz of nationwide spectrum, except for Mexico City, where no spectrum was auctioned and where Nextel Mexico already has approximately 21 MHz of spectrum licenses. The corresponding licenses and immediate use of the spectrum were granted to Inversiones Nextel de Mexico on March 17, 2005. These new licenses have an initial term of 20 years, which we have estimated to be the amortization period of the licenses, and are renewable thereafter for 20 years. Nextel Mexico paid an up-front fee of $3.4 million for these licenses, excluding certain annual fees, and $0.5 million in other capitalizable costs. The spectrum licenses that Nextel Mexico acquired will allow it to significantly expand its digital mobile network over the next two years, thereby allowing it to cover a substantial portion of the Mexican national geography and population.

Purchase of AOL Mexico.  In April 2005, Nextel Mexico purchased the entire equity interest of AOL Mexico, S. de R.L. de C.V. for approximately $14.1 million in cash. As a result of this transaction, Nextel Mexico obtained AOL Mexico’s call center assets, certain accounts receivable and access to AOL Mexico’s customer list, as well as tax loss carryforwards, which we believe are more likely than not to be realized. We accounted for this transaction as a purchase of assets. This acquisition is a related party transaction as one of our board members is also the president and chief executive officer of AOL Latin America. Due to this board member’s involvement with our company, he recused himself from our decision to make this acquisition.

Brazil Spectrum Purchases.  During the second quarter of 2005, Nextel Brazil acquired spectrum licenses for $8.3 million, of which it paid $0.7 million. The remaining $7.6 million is due in six annual installments beginning in 2008, and we are amortizing these licenses over 15 years.

Other

Servico Movel Especializado (SME) Regulations in Brazil.  On May 16, 2005, the Brazilian National Communications Agency, or Anatel, enacted certain substantive modifications to the SME regulations that, among other things, have the effect of treating Nextel Brazil equal to all other Brazilian SMR and SME carriers with respect to billing for use of other mobile networks. These modifications to the SME regulations became immediately effective and resulted in savings for Nextel Brazil in relation to interconnect charges made by other carriers.

Stock Split.  On October 27, 2005, we announced a 2-for-1 common stock split to be effected in the form of a stock dividend, which was paid on November 21, 2005 to holders of record on November 11, 2005. All share and per share amounts in this annual report on Form 10-K related to NII Holdings, Inc. reflect the common stock split.

Amendments to Infrastructure Supply and Installation Services Agreements. In December 2005, we and each of our operating companies entered into various amendments to our existing infrastructure supply and installation services agreements with Motorola, Inc. to extend the terms of these agreements to December 31, 2007.

Out-of-Period Adjustments

During the year ended December 31, 2005, we identified errors in our financial statements for the year ended December 31, 2004. These errors primarily related to accounting for income taxes, a corporate aircraft lease, bookkeeping errors in our operating company in Mexico and other miscellaneous items. For the year ended December 31, 2005, we reduced operating income by $2.1 million and increased net income by $2.8 million, respectively, related to the correction of these errors. In connection with certain balance sheet errors, during the year ended December 31, 2005, we increased total assets by approximately $66.8 million, total liabilities by approximately $34.9 million and stockholders’ equity by approximately $31.9 million. We do not believe that these adjustments are material to the financial statements for the year ended December 31, 2005 or to any prior periods. See Notes 7 and 12 to our consolidated financial statements included at the end of this annual report on Form 10-K for additional disclosures related to the aircraft lease and income tax adjustments, respectively.

Corporate Aircraft Leases

In April 2004, we entered into an agreement to lease a corporate aircraft for eight years for the purpose of enabling company employees to visit and conduct business at our various operating companies in Latin America. We originally accounted for this agreement as an operating lease. However, upon further analysis and review, in the fourth quarter of 2005, we determined that because of certain cross-default provisions in the lease, we should account for the agreement as a capital lease under EITF 97-01, “Implementation Issues in Accounting for Lease Transactions, Including Those Involving Special Purpose Entities.” As a result of this and due to a lease modification of the existing aircraft lease, in the fourth quarter of 2005, we revised the accounting for this agreement to a capital lease and recorded a capital lease asset and capital lease liability for the present value of the future minimum lease payments. We also adjusted our general and administrative expenses, depreciation and interest expense to reflect the change from an operating lease to a capital lease.

In November 2005, we entered into an agreement to lease a new corporate aircraft beginning in 2009 for ten years. We refer to this aircraft lease as the 2005 aircraft lease. This new aircraft, which is scheduled to be delivered in May 2009, will replace the existing corporate aircraft that we are currently leasing. We determined that in accordance with EITF 97-10, “The Effect of Lessee Involvement in Asset Construction,” we are the owner of this new corporate aircraft during its construction because we have substantially all of the construction period risks. As a result, we will record an asset for construction in progress and a corresponding long-term liability for the new aircraft as construction occurs. When construction of the new corporate aircraft is complete and the lease term begins, we will record the 2005 aircraft lease as a sale and a leaseback and evaluate the classification of the lease as capital versus operating at that time.

Upon taking delivery of the new aircraft in May 2009, we are required to immediately exercise our early purchase option on the existing aircraft and pay all amounts due under the 2004 aircraft lease. If we fail to take delivery of the new aircraft and acquire the existing aircraft, we will be subject to certain penalties under the 2004 aircraft lease and the 2005 aircraft lease. If we take delivery of the new aircraft and acquire the existing aircraft, we intend to immediately sell the existing aircraft.

In addition, we signed a demand promissory note to guarantee the total advance payments for the construction of the new aircraft to be financed by the lessor under the 2005 aircraft lease. The first scheduled advance payment occurred in November 2005. The lessor committed to make advance payments of up to $25.2 million during the construction of the new aircraft. We also provided a $1.0 million letter of credit to the lessor as security for the first advance payment, which we paid in the fourth quarter of 2005. To secure our obligations under the letter of credit agreement, we deposited approximately $1.0 million in a restricted cash account with the bank issuing the letter of credit. We have classified this amount as a long-term asset in our consolidated balance sheet as of December 31, 2005. Under the 2005 aircraft lease, we are obligated to increase the amount of the letter of credit up to a maximum of $10.0 million as the lessor makes advance payments. Under the terms of this promissory note, we are required to maintain unencumbered cash, cash equivalents, marketable securities and highly liquid investments of no less than $60.0 million at all times.

Interest accrues on the portion of the outstanding principal amount of the promissory note that is equal to or less than $10.0 million, at a variable rate of interest, adjusted monthly, equal to the monthly LIBOR rate plus 0.5% per year and the portion of the outstanding principal amount of the note in excess of $10.0 million, at a variable rate of interest, adjusted monthly, equal to the monthly LIBOR rate plus 1.75% per year. As of December 31, 2005, we recorded an asset and a corresponding liability of $1.0 million for the amount outstanding under this promissory note. In addition, for the year ended December 31, 2005, we have accrued for interest on the $1.0 million outstanding balance.

Brazilian Contingencies

Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes and import duties based on the classification of equipment and services. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil’s petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil is also disputing various other claims. As a result of the expiration of the statute of limitations for certain contingencies, during the year ended December 31, 2005, Nextel Brazil reversed $6.5 million in accrued liabilities, of which we recorded $3.2 million as a reduction to operating expenses and the remainder to other income, which represented monetary corrections.

During the year ended December 31, 2004, Nextel Brazil reduced its liabilities by $35.4 million, of which we recorded $14.4 million as a reduction to operating expenses, reclassified $12.6 million of a settled claim to current liabilities for payment, and recorded the remainder, which primarily included monetary corrections on these contingencies, in other income.

During 2003, we reversed $6.3 million in liabilities. Of this total, we recorded $4.6 million as a reduction to operating expenses and the remainder to other income.

As of December 31, 2005, Nextel Brazil had accrued liabilities of $27.6 million related to contingencies, all of which were classified in tax and non-tax accrued contingencies reported as a component of other long-term liabilities. As of December 31, 2004, Nextel Brazil had accrued liabilities of $26.4 million related to contingencies, of which $23.2 million were classified as other long-term liabilities and $3.2 million were classified as accrued expenses. The balance related to accrued contingencies increased from 2004 primarily due to foreign currency translation adjustments. Of the total accrued liabilities as of December 31, 2005 and 2004, Nextel Brazil had $21.7 million and $20.8 million in unasserted claims, respectively. We currently estimate the range of possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be between $74.1 million and $78.1 million as of December 31, 2005. We are continuing to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are probable and estimable.

Argentine Contingencies

Turnover Tax.  In one of the markets in which we operate in Argentina, the city government had previously increased the turnover tax rate from 3% to 6% of revenues for cellular companies. From a regulatory standpoint, we are not considered a cellular company. As a result, we continue to pay the turnover tax at the existing rate and record a liability for the differential between the old rate and the new rate. Similarly, one of the provincial governments in one of the markets where we operate also increased their turnover tax rate from 4% to 5.85% of revenues for cellular companies. Consistent with our earlier position, we continue to pay the turnover tax at the existing rate and accrue a liability for the incremental difference in the rate. For the years ended December 31, 2005 and 2004, we recorded $8.0 million and $8.8 million, respectively, as increases in liabilities for local turnover taxes.

Universal Service Tax.  During the year ended December 31, 2000, the Argentine government enacted the Universal Service Regulation, which established a tax on telecommunications licensees effective January 1, 2001, equal to 1% of telecommunications service revenue, net of applicable taxes and specified related costs. The license holder can choose either to pay the tax into a fund for universal service development or to participate directly in offering services to specific geographical areas under an annual plan designed by the federal government. Although the regulations state that this tax would be applicable beginning January 1, 2001, the authorities have not, until recently, taken the necessary actions to implement this tax, such as creating policies relating to collection or opening accounts into which the funds would be deposited. As of December 31, 2005, the accrual for this liability to the government was $5.1 million, which is included as a component of total accrued liabilities of $40.2 million as of December 31, 2005.

Nextel Argentina billed this tax as Universal Tax on customer invoices during the period from January 2001 to August 2001 for a total amount of $0.2 million. Subsequent to August 2001, Nextel Argentina did not segregate a specific charge or identify any portion of its customer billings as relating to the Universal Tax and, in fact, raised its rates and service fees to customers several times after this period unrelated to the Universal Tax. As of December 31, 2005 and 2004, we had accrued $0.2 million (from January 2001 to August 2001) for the refund.

In May 2005, the Secretariat of Communications, or the SC, passed legislation stating that the fee was an obligation of the service provider and could not be assessed to its clients. The SC also instructed the National Communication Commission, or the CNC, to request operators to reimburse all amounts collected. In July 2005, the CNC issued a resolution which required operators to reimburse amounts collected, plus interest, within 90 days.

In October 2005, Nextel Argentina sought a judicial injunction against the resolution passed in July 2005. Shortly thereafter, the SC rejected Nextel Argentina’s administrative claim and separately repealed the legislation passed in July 2005 that required operators to reimburse amounts collected, plus interest. The SC also instructed the CNC to issue new resolutions on a case-by-case basis. As a result, the CNC ordered Nextel Argentina to reimburse amounts collected as universal service, plus interest, using the same methodology and rate that Nextel Argentina utilizes to calculate interest charged to late-paying customers. In November 2005, Nextel Argentina filed an administrative claim and sought a judicial injunction against the legislation passed in May 2005. The administrative claim and the judicial injunction that Nextel Argentina filed in November 2005 are still pending.

Also, in the fourth quarter of 2005, consumer advocate organizations started taking a more active role in this matter by filing administrative pleadings and judicial claims against other telecommunications operators. In December 2005, Nextel Argentina was notified that a consumer group filed a claim against Nextel Argentina to reimburse all amounts collected as Universal Tax.

As a result of the events described above and an opinion of counsel, during the fourth quarter of 2005, Nextel Argentina accrued $3.9 million for the amount due to its clients for the period from September 2001 to December 2005 as a reduction of operating revenues. In addition, Nextel Argentina accrued $2.5 million for interest related to these charges, which we classified as interest expense on our consolidated statement of operations. The total amount of $6.4 million is included as a component of total accrued liabilities of $40.2 million as of December 31, 2005.

As of December 31, 2005 and 2004, Nextel Argentina had accrued liabilities of $40.2 million and $21.2 million, respectively, related primarily to local turnover taxes and local government claims, all of which were classified in tax and non-tax accrued contingencies reported as a component of accrued expenses and other.

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

The SEC has defined a company’s critical accounting policies as those that are most important to the portrayal of the company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results. For additional information see Note 1 to our consolidated financial statements included at the end of this annual report on Form 10-K.

Revenue Recognition.  While our revenue recognition policy does not require the exercise of significant judgment or the use of significant estimates, we believe that our policy is significant as revenue is a key component of our results of operations.

Operating revenues primarily consist of service revenues and revenues generated from the sale of digital handsets and accessories. In addition, operating revenues are presented net of valued-added taxes and gross of certain revenue-based taxes. Service revenues primarily include fixed monthly access charges for digital mobile telephone service and digital two-way radio and other services including revenues from calling party pays programs where applicable and variable charges for airtime and digital two-way radio usage in excess of plan minutes, long-distance charges and international roaming revenues derived from calls placed by our customers on other carriers’ networks.

We also have other sources of revenues. Other revenues primarily include amounts generated from our handset maintenance programs, roaming revenues generated from other companies’ customers that roam on our networks and co-location rental revenues from third party tenants that rent space on our towers.

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed and determinable and collectibility is reasonably assured. The following are the policies applicable to our major categories of revenue transactions.

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

We recognize revenue from handset and accessory sales when title and risk of loss passes upon delivery of the handset or accessory to the customer.

Allowance for Doubtful Accounts.  We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimated losses. Our methodology for determining our allowance for doubtful accounts receivable requires significant estimates. Since we have several hundred thousand accounts, it is impracticable to review the collectibility of all individual accounts when we determine the amount of our allowance for doubtful accounts receivable each period. Therefore, we consider a number of factors in establishing the allowance on a market-by-market basis, including historical collection experience, current economic trends, estimates of forecasted write-offs, agings of the accounts receivable portfolio and other factors. While we believe that the estimates we use are reasonable, actual results could differ from those estimates.

Depreciation of Property, Plant and Equipment.  Our business is capital intensive because of our digital mobile networks. We record at cost our digital network assets and other improvements that in our opinion, extend the useful lives of the underlying assets, and depreciate the assets over their estimated useful lives. We calculate depreciation using the straight-line method based on estimated useful lives of 3 to 20 years for digital mobile network equipment and software and 3 to 10 years for office equipment, furniture and fixtures, and other. We amortize leasehold improvements over the shorter of the lease terms or the useful lives of the improvements. Our digital mobile networks are highly complex and, due to constant innovation and enhancements, certain components of the networks may lose their utility faster than anticipated. We periodically reassess the economic life of these components and make adjustments to their expected lives after considering historical experience and capacity requirements, consulting with the vendor and assessing new product and market demands and other factors. When these factors indicate network components may not be useful for as long as originally anticipated, we depreciate the remaining book value over the remaining useful lives. Further, the timing and deployment of any new technologies could affect the estimated remaining useful lives of our digital network assets, which could significantly impact future results of operations.

Amortization of Intangible Assets.  We record our licenses at historical cost and amortize them using the straight-line method based on an estimated useful life of 12 to 20 years. The terms of our licenses, including renewals, range from 30 to 40 years. However, the wireless telecommunications industry is experiencing significant technological change. Future technological advancements may render iDEN technology obsolete. Additionally, the political and regulatory environments in the markets we serve are continuously changing and, in many cases, the renewal fees could be significant. Therefore, we do not view the renewal of our licenses to be perfunctory. As a result, we classify our licenses as finite lived assets. Our licenses and the requirements to maintain the licenses are subject to renewal after the initial term, provided that we have complied with applicable rules and policies in each of our markets. We intend to comply, and believe we have complied, with these rules and policies in all material respects. However, because governmental authorities have discretion as to the grant or renewal of licenses, our licenses may not be renewed, which could have a significant impact on our estimated useful lives. This would affect our results of operations in the future.

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

We report the effects of changes in exchange rates associated with U.S. dollar-denominated assets and liabilities as foreign currency transaction gains or losses. With regard to intercompany loans and advances to our foreign subsidiaries that are of a long-term investment nature and that are not expected to be settled in the forseeable future, we report the effects of changes in exchange rates as part of the cumulative foreign currency translation adjustment in our consolidated financial statements. We view the intercompany loans and advances from our U.S. subsidiaries to Nextel Brazil and Nextel Chile and an intercompany payable due to Nextel Mexico as of a long-term investment nature. In contrast, we report the effects of exchange rates associated with U.S. dollar denominated intercompany loans and advances to our foreign subsidiaries that are due, or for which repayment is anticipated, in the foreseeable future, as foreign currency transaction gains, net in our consolidated statements of operations. As a result, our determination of whether intercompany loans and advances are of a long-term investment nature can have a significant impact on the calculation of foreign currency transaction gains and losses and the foreign currency translation adjustment.

Loss Contingencies.  We account for and disclose loss contingencies such as pending litigation and actual or possible claims and assessments in accordance with SFAS No. 5, “Accounting for Contingencies.” We accrue for loss contingencies if it is probable that a loss will occur and if the loss can be reasonably estimated. We disclose loss contingencies if it is reasonably possible that a loss will occur and if the loss can be reasonably estimated. We do not accrue for or disclose loss contingencies if there is only a remote possibility that the loss will occur. SFAS No. 5 requires us to make judgments regarding future events, including an assessment relating to the likelihood that a loss may occur and an estimate of the amount of such loss. In assessing loss contingencies, we often seek the assistance of our legal counsel and in some instances, of third party legal counsel. As a result of the significant judgment required in assessing and estimating loss contingencies, actual losses realized in future periods could differ significantly from our estimates.

Stock-Based Compensation.  We account for stock-based compensation under the recognition and measurement principles of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation,” or SFAS No. 123. As permitted by SFAS No. 123, we have chosen to continue to apply APB Opinion No. 25 “Accounting for Stock Issued to Employees,” or APB No. 25, and related interpretations in accounting for our employee related stock plans. Accordingly, in each period, we used the intrinsic-value method to record stock based employee compensation. We do not recognize compensation expense for stock options granted to employees with an exercise price equal to or above the trading price per share of our common stock on the grant date. We account for stock-based compensation to non-employees at fair value using a Black-Scholes option pricing model in accordance with the provisions of SFAS No. 123 and other applicable accounting principles. Since compensation expense is measured based on the estimated fair value of options rather than the intrinsic value, if we had applied SFAS No. 123 to all stock-based compensation, our results of operations would have been different. Effective January 1, 2006, we will apply the provisions in Statement No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, which will require that we expense the cost of stock options and other forms of shared-based payments. See Note 1 to our consolidated financial statements included at the end of this annual report on Form 10-K for further information surrounding the effect of applying SFAS No. 123R on our results of operations.

Income Taxes.  We account for income taxes using the asset and liability method under which we recognize deferred income taxes for the tax consequences attributable to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, as well as for tax loss carryforwards and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable or settled. We recognize the effect on deferred taxes of a change in tax rates in income in the period that includes the enactment date. We provide a valuation allowance against deferred tax assets if, based upon the weight of available evidence, we believe it is more likely than not that some or all of the deferred tax assets will not be realized. We report remeasurement gains and losses related to deferred tax assets and liabilities in our income tax provision.

A substantial portion of our deferred tax asset valuation allowance relates to deferred tax assets that, if realized, will not result in a benefit to our income tax provision. In accordance with SOP 90-7, we recognize decreases in the valuation allowance existing at the reorganization date first as a reduction in the carrying value of intangible assets existing at the reorganization date and then as an increase to paid-in capital. As of December 31, 2004, we reduced to zero the carrying value of our intangible assets existing at the reorganization date. We will record the future decreases, if any, of the valuation allowance existing on the reorganization date as an increase to paid-in capital. We will record decreases, if any, of the post-reorganization valuation allowance as a benefit to our income tax provision. In accordance with APB 25, we recognize decreases in the valuation allowance attributable to the tax benefits resulting from the exercise of employee stock options as an increase to paid-in capital. In each market, we recognize decreases in the valuation allowance first as a decrease in the remaining valuation allowance that existed as of the reorganization date, then as a decrease in any post-reorganization valuation allowance, and finally as a decrease of the valuation allowance associated with stock option deductions.

Realization of deferred tax assets in any of our markets depends on continued future profitability in these markets. Our ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, technology trends, political uncertainties, competitive pressures and other factors beyond management’s control. If our operations continue to demonstrate profitability, we may further reverse additional deferred tax asset valuation allowance balances during 2006. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our foreign operating companies and in our U.S. companies throughout 2006 to determine the appropriate level of valuation allowances.

Related Party Transactions

Transactions with Nextel Communications, Inc.  Following Nextel Communications’ sale of 18,000,000 shares of our common stock on November 13, 2003, Nextel Communications owned 24,712,128 shares of our common stock, either directly or indirectly, which represented approximately 17.9% and 17.7% of our issued and outstanding shares of common stock as of December 31, 2003 and 2004, respectively.

Following Nextel Communications’ sale of 10,000,000 shares of our common stock on September 7, 2005, Nextel Communications owned, as of December 31, 2005, either directly or indirectly, 14,712,128 shares of our common stock, which represents approximately 9.7% of our issued and outstanding shares of common stock.

The following are descriptions of other significant transactions consummated with Nextel Communications on November 12, 2002 under our confirmed plan of reorganization. See “Item 13. — Certain Relationships and Related Transactions — Transactions with Nextel Communications” for additional information.

New Spectrum Use and Build-Out Agreement

On November 12, 2002, we and Nextel Communications entered into a new spectrum use and build-out agreement. Under this agreement, certain of our subsidiaries committed to complete the construction of our network in the Baja region of Mexico, in exchange for cash proceeds from Nextel Communications of $50.0 million. We recorded the $50.0 million as deferred revenues and we are recognizing the revenue ratably over 15.5 years, the then remaining useful life of our licenses in Tijuana. As of December 31, 2005 and 2004, we had recorded $42.5 million and $45.7 million, respectively, of deferred revenues related to this agreement, of which $39.3 million and $42.5 million are classified as long-term, respectively. We commenced service on our network in the Baja region of Mexico in September 2003. As a result, during the years ended December 31, 2005, 2004 and 2003, we recognized $3.2 million, $3.5 million and $0.8 million, respectively, in revenues related to this arrangement.

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

Amended and Restated Overhead Services Agreement with Nextel Communications

We had an overhead services agreement with Nextel Communications in effect through November 11, 2002. On November 12, 2002, we entered into an amended and restated overhead services agreement, under which Nextel Communications will provide us, for agreed upon service fees, certain (i) information technology services, (ii) payroll and employee benefit services, (iii) procurement services, (iv) engineering and technical services, (v) marketing and sales services, and (vi) accounts payable services. Either Nextel Communications or we can terminate one or more of the other services at any time with 30 days advance notice. Effective January 1, 2003, we terminated Nextel Communications’ payroll and employee benefit services, procurement services and accounts payable services. Effective October 15, 2004, we terminated all other services with the exception of engineering and technical services and marketing and sales services. In addition, effective February 15, 2006, we terminated in its entirety the overhead services agreement with Nextel Communications.

Third Amended and Restated Trademark License Agreement with Nextel Communications, Inc.

On November 12, 2002, we entered into a third amended and restated trademark license agreement with Nextel Communications, which superseded a previous trademark license agreement. Under the new agreement,

Nextel Communications granted to us an exclusive, royalty-free license to use within Latin America, excluding Puerto Rico, certain trademarks, including but not limited to the mark “Nextel.” The license agreement continues indefinitely unless terminated by Nextel Communications upon 60 days notice if we commit any one of several specified defaults and fail to cure the default within a 60 day period. Under a side agreement, until the sooner of November 12, 2007 or the termination of the new agreement, Nextel Communications agreed not to offer iDEN service in Latin America, other than in Puerto Rico, and we agreed not to offer iDEN service in the United States.

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

We also bill Nextel Communications for roaming charges for their customers’ use of our digital mobile networks in our markets.

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

We continue to have a number of important strategic and commercial relationships with Motorola. We purchase handsets and accessories and a substantial portion of our digital mobile network equipment and related software from Motorola. Our equipment purchase agreements with Motorola govern our rights and obligations regarding purchases of digital mobile network equipment manufactured by Motorola. We have purchase targets under these agreements that, if not met, may result in us being required to pay higher prices for this equipment. We also have various equipment agreements with Motorola. We and Motorola have agreed to warranty and maintenance programs and specified indemnity arrangements. We also pay Motorola for handset service and repair and training and are reimbursed for costs we incur under various marketing and promotional arrangements.

Other Relationship.  On February 14, 2006, we elected Mr. John Donovan, President and Chief Executive Officer of inCode, a wireless business and technology consulting company, to our Board of Directors in order to fill a vacancy. InCode has performed various consulting services for us in the past.

B. Results of Operation

Operating revenues primarily consist of wireless service revenues and revenues generated from the sale of digital handsets and accessories. Service revenues primarily include fixed monthly access charges for digital mobile telephone service and digital two-way radio and other services, including revenues from calling party pays programs and variable charges for airtime and digital two-way radio usage in excess of plan minutes, long-distance charges and international roaming revenues derived from calls placed by our customers. Digital handset and accessory revenues represent revenues we earn on the sale of digital handsets and accessories to our customers.

In addition, we also have other less significant sources of revenues. These revenues primarily include revenues generated from our handset maintenance programs, roaming revenues generated from other companies’ customers that roam on our networks and co-location rental revenues from third-party tenants that rent space on our towers.

See “Revenue Recognition” above and Note 1 to our consolidated financial statements included at the end of this annual report on Form 10-K for a description of our revenue recognition methodology.

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

Our service and other revenues and the variable component of our cost of service are primarily driven by the number of digital handsets in service and not necessarily by the number of customers, as one customer may purchase one or many digital handsets. Our digital handset and accessory revenues and cost of digital handset and accessory sales are primarily driven by the number of new handsets placed into service as well as handset upgrades provided to existing customers during the year.

Selling and marketing expenses includes all of the expenses related to acquiring customers. General and administrative expenses include expenses related to revenue-based taxes, billing, customer care, collections including bad debt, management information systems, spectrum license fees and corporate overhead.

1. Year Ended December 31, 2005 vs. Year Ended December 31, 2004

a. Consolidated

		% of		% of
	Year Ended	Consolidated	Year Ended	Consolidated	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2005	Revenues	2004	Revenues	Dollars	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$1,666,613	95%	$1,214,837	95%	$451,776	37%
Digital handset and accessory revenues	79,226	5%	65,071	5%	14,155	22%

	1,745,839	100%	1,279,908	100%	465,931	36%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(421,037)	(24)%	(332,487)	(26)%	(88,550)	27%
Cost of digital handset and accessory sales	(251,192)	(15)%	(207,112)	(16)%	(44,080)	21%

	(672,229)	(39)%	(539,599)	(42)%	(132,630)	25%
Selling and marketing expenses	(233,540)	(13)%	(162,343)	(13)%	(71,197)	44%
General and administrative expenses	(355,309)	(20)%	(229,228)	(18)%	(126,081)	55%
Depreciation and amortization	(130,132)	(7)%	(98,375)	(8)%	(31,757)	32%

Operating income	354,629	21%	250,363	19%	104,266	42%
Interest expense, net	(72,470)	(4)%	(55,113)	(4)%	(17,357)	31%
Interest income	32,611	2%	12,697	1%	19,914	157%
Foreign currency transaction gains, net	3,357	—	9,210	1%	(5,853)	(64)%
Debt conversion expense	(8,930)	(1)%	—	—	(8,930)	NM
Loss on early extinguishment of debt	—	—	(79,327)	(6)%	79,327	(100)%
Other expense, net	(8,621)	(1)%	(2,320)	—	(6,301)	272%
				—

Income before income tax provision and cumulative effect of change in accounting principle, net	300,576	17%	135,510	11%	165,066	122%
Income tax provision	(125,795)	(7)%	(79,191)	(6)%	(46,604)	59%

Income before cumulative effect of change in accounting principle, net	174,781	10%	56,319	5%	118,462	210%
Cumulative effect of change in accounting principle, net of income taxes of $11,898 in 2004	—	—	970	—	(970)	(100)%

Net income	$174,781	10%	$57,289	5%	$117,492	205%

NM-Not Meaningful

1.  Operating revenues

The $451.8 million, or 37%, increase in consolidated service and other revenues from the year ended December 31, 2004 to the year ended December 31, 2005 is primarily a result of a 29% increase in the average number of total digital handsets in service, an increase in average consolidated revenues per handset and an increase of $30.2 million, or 58%, in consolidated revenues generated from our handset maintenance programs, primarily in Mexico and Brazil.

The $14.2 million, or 22%, increase in consolidated digital handset and accessory revenues from the year ended December 31, 2004 to the year ended December 31, 2005 is primarily due to a 38% increase in handset sales, as well as a 2% increase in handset upgrades.

2.  Cost of revenues

The $88.6 million, or 27%, increase in consolidated cost of service from the year ended December 31, 2004 to the year ended December 31, 2005 is principally a result of the following:

•	a $51.5 million, or 29%, increase in consolidated interconnect costs resulting from a 42% increase in consolidated interconnect minutes of use;

•	a $24.7 million, or 27%, increase in consolidated direct switch and transmitter and receiver site costs resulting from a 25% increase in the number of consolidated transmitter and receiver sites in service from December 31, 2004 to December 31, 2005; and

•	a $10.9 million, or 21%, increase in consolidated service and repair costs mainly resulting from an increase in subscribers participating under our handset maintenance programs, primarily in Mexico and Brazil.

The $44.1 million, or 21%, increase in consolidated cost of digital handset and accessory sales from the year ended December 31, 2004 to the year ended December 31, 2005 is primarily due to a 38% increase in handset sales and a 2% increase in handset upgrades.

3.  Selling and marketing expenses

The $71.2 million, or 44%, increase in consolidated selling and marketing expenses from the year ended December 31, 2004 to the year ended December 31, 2005 is principally a result of the following:

•	a $41.5 million, or 82%, increase in consolidated indirect commissions resulting from a 51% increase in handset sales earned by outside dealers;

•	a $16.3 million, or 24%, increase in consolidated direct commissions and payroll expenses largely due to an increase in commissions incurred as a result of a 23% increase in handset sales across all markets by internal sales personnel; and

•	a $10.1 million, or 28%, increase in consolidated advertising expenses, primarily in Mexico and Brazil, mainly related to the launch of new markets and increased advertising initiatives related to overall subscriber growth.

4.  General and administrative expenses

The $126.1 million, or 55%, increase in consolidated general and administrative expenses from the year ended December 31, 2004 to the year ended December 31, 2005 is primarily a result of the following:

•	a $60.6 million, or 71%, increase in consolidated other general and administrative expenses largely due to $18.6 million related to the gross-up of revenue-based taxes in Brazil, an increase in headcount and facilities-related expenses due to continued subscriber growth and an increase in corporate professional fees related to the annual financial and Sarbanes-Oxley audit and legal services;

•	a $21.3 million, or 38%, increase in consolidated customer care expenses resulting from an increase in payroll and related expenses necessary to support a larger consolidated customer base;

•	a $14.0 million, or 32%, increase from $44.4 million to $58.4 million in spectrum license fees; and

•	a $12.3 million, or 165%, increase in consolidated bad debt expense, which increased slightly as a percentage of revenues from 0.6% in 2004 to 1.1% in 2005, primarily in Brazil and Mexico. We do not expect bad debt expense as a percentage of revenues to increase significantly in future periods.

The increase in general and administrative expenses is also due to a $14.4 million reversal of contingent liabilities in Brazil that we recorded as a reduction to general and administrative expenses during the year ended December 31, 2004, partially offset by $1.7 million of net reversals of contingent liabilities in Brazil related to the expiration of the statute of limitations that we recorded as a reduction to general and administrative expenses during the fourth quarter of 2005. We are continuing to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such charge is probable and estimable.

5.  Depreciation and amortization

The $31.8 million, or 32%, increase in consolidated depreciation and amortization from the year ended December 31, 2004 to the year ended December 31, 2005 is primarily due to increased deprecation on a larger base of consolidated property, plant and equipment resulting from continued expansion of our digital mobile networks, partially offset by a decrease in amortization. The decrease in amortization resulted from reversals that we recorded primarily in the fourth quarter of 2004 of certain valuation allowances for deferred tax assets. We recorded the reversals of valuation allowances as reductions to the intangible assets that existed as of the date of our application of fresh-start accounting.

6.	Interest expense, net

The $17.4 million, or 31%, increase in consolidated net interest expense from the year ended December 31, 2004 to the year ended December 31, 2005 is primarily due to a $14.0 million increase in interest incurred related to our syndicated loan facility in Mexico that we drew down in May 2005 and an $8.3 million increase in interest related to our tower financing obligations in Mexico and Brazil, partially offset by a $2.9 million decrease in interest resulting from the principal pay-downs of our international equipment facility in February 2004 and July 2004 and a $2.8 million decrease in interest resulting from the retirement of our 13.0% senior secured discount notes during the first quarter of 2004.

7.	Interest income

The $19.9 million, or 157%, increase in interest income from the year ended December 31, 2004 to the year ended December 31, 2005 is largely the result of increases in Nextel Mexico’s average consolidated cash balances due to the draw-down of Nextel Mexico’s $250.0 million syndicated loan facility in May 2005 and cash generated from operations, as well as interest earned in the U.S. on the $350.0 million proceeds received from the issuance of our 2.75% convertible notes in August 2005.

8.	Foreign currency transaction gains, net

Foreign currency transaction gains, net, during the years ended December 31, 2004 and 2005 are primarily related to gains in Mexico due to the impact of increases in the average values of the Mexican peso on Nextel Mexico’s U.S. dollar-denominated liabilities.

9.	Debt conversion expense

The $8.9 million debt conversion expense represents consideration that we paid in connection with the conversion of $88.5 million of our 3.5% convertible notes during the second quarter of 2005.

10.	Loss on early extinguishment of debt

The $79.3 million loss on early extinguishment of debt for the year ended December 31, 2004 represents the loss that we incurred in connection with the retirement of substantially all of our 13.0% senior secured discount notes through a cash tender offer in the first quarter of 2004.

11.	Other expense, net

The $6.3 million, or 272%, increase in other expense, net, from the year ended December 31, 2004 to the year ended December 31, 2005 is largely due to $4.2 million in realized losses related to Nextel Mexico’s hedge of capital expenditures and handset purchases that we reclassified from accumulated other comprehensive loss during 2005.

12.	Income tax provision

The $46.6 million, or 59%, increase in the income tax provision from the year ended December 31, 2004 to the year ended December 31, 2005 is primarily due to a $165.1 million increase in income before tax, partially offset by a decrease in our effective tax rate attributable to a large addition to our deferred tax asset valuation allowance in 2004 that did not recur in 2005.

13.	Cumulative effect of change in accounting principle, net

The $1.0 million cumulative effect of change in accounting principle for the year ended December 31, 2004 represents net income for our foreign operating companies for the one month ended December 31, 2003. We accounted for the elimination of the one-month lag reporting policy as a change in accounting principle in accordance with APB Opinion No. 20 effective January 1, 2004. As a result, we treated the month of December 2003, which is normally the first month in the fiscal year of our foreign operating companies, as the lag month, and our fiscal year for all of our foreign operating companies now begins with January and ends with December.

Segment Results

We evaluate performance of our segments and provide resources to them based on operating income before depreciation and amortization and impairment, restructuring and other charges, which we refer to as segment earnings. We allocated $68.1 million, $56.6 million and $18.8 million in corporate overhead costs to Nextel Mexico during the years ended December 31, 2005, 2004 and 2003, respectively, and we treat a portion of these allocated amounts as tax deductions, where relevant. The segment information below does not reflect any allocations of corporate overhead costs because the amounts of these expenses are not provided to or used by our chief operating decision maker in making operating decisions related to these segments. The tables below provide a summary of the components of our consolidated segments for the years ended December 31, 2005 and 2004. The results of Nextel Chile are included in “Corporate and other.”

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Year Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
December 31, 2005	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
	(dollars in thousands)

Nextel Mexico	$1,013,320	58%	$(310,043)	46%	$(303,579)	51%	$399,698
Nextel Brazil	347,530	20%	(176,718)	26%	(126,621)	21%	44,191
Nextel Argentina	269,572	15%	(130,011)	20%	(68,729)	12%	70,832
Nextel Peru	114,201	7%	(54,634)	8%	(33,196)	6%	26,371
Corporate and other	1,886	—	(1,493)	—	(56,724)	10%	(56,331)
Intercompany eliminations	(670)	—	670	—	—	—	—

Total consolidated	$1,745,839	100%	$(672,229)	100%	$(588,849)	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Year Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
December 31, 2004	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
	(dollars in thousands)

Nextel Mexico	$775,925	61%	$(245,760)	46%	$(205,915)	53%	$324,250
Nextel Brazil	212,016	17%	(143,025)	27%	(55,460)	14%	13,531
Nextel Argentina	194,799	15%	(101,829)	19%	(50,874)	13%	42,096
Nextel Peru	96,070	7%	(47,777)	8%	(28,441)	7%	19,852
Corporate and other	1,574	—	(1,684)	—	(50,881)	13%	(50,991)
Intercompany eliminations	(476)	—	476	—	—	—	—

Total consolidated	$1,279,908	100%	$(539,599)	100%	$(391,571)	100%

A discussion of the results of operations in each of our reportable segments is provided below.

b. Nextel Mexico

		% of		% of
		Nextel		Nextel
	Year Ended	Mexico’s	Year Ended	Mexico’s	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2005	Revenues	2004	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$986,936	97%	$749,923	97%	$237,013	32%
Digital handset and accessory revenues	26,384	3%	26,002	3%	382	1%

	1,013,320	100%	775,925	100%	237,395	31%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(176,670)	(17)%	(135,355)	(17)%	(41,315)	31%
Cost of digital handset and accessory sales	(133,373)	(13)%	(110,405)	(15)%	(22,968)	21%

	(310,043)	(30)%	(245,760)	(32)%	(64,283)	26%
Selling and marketing expenses	(148,096)	(15)%	(101,503)	(13)%	(46,593)	46%
General and administrative expenses	(155,483)	(15)%	(104,412)	(13)%	(51,071)	49%

Segment earnings	399,698	40%	324,250	42%	75,448	23%
Depreciation and amortization	(69,300)	(7)%	(67,322)	(9)%	(1,978)	3%

Operating income	330,398	33%	256,928	33%	73,470	29%
Interest expense, net	(28,670)	(3)%	(18,902)	(2)%	(9,768)	52%
Interest income	22,465	2%	3,648	—	18,817	NM
Foreign currency transaction gains, net	2,602	—	8,613	1%	(6,011)	(70)%
Other expense, net	(4,167)	—	(576)	—	(3,591)	NM

Income before income tax and cumulative effect of change in accounting principle, net	$322,628	32%	$249,711	32%	$72,917	29%

NM-Not Meaningful

Nextel Mexico is our largest and most profitable market segment, comprising 58% of our consolidated revenues for the year ended December 31, 2005. In recent years, we have directed a substantial portion of our capital investment to Nextel Mexico. Nextel Mexico’s profitability is a result of subscriber growth with increasing average revenues per subscriber and operating costs maintained relatively in line with revenues. Additional subscriber growth was the result of selectively expanding coverage in new markets and improving network quality and capacity. Coverage expansion and network improvements were attributable to capital expenditures totaling $208.3 million for the year ended December 31, 2005 and a 44% share of all capital expenditure investments that we made during 2005, a trend that we expect will likely continue in the near future. Average revenues per subscriber improved due to the implementation of new rate plans, increased minutes of use in interconnect and dispatch traffic and favorable exchange rates. Nextel Mexico also decreased its customer turnover by making concentrated investments in customer retention programs. We expect subscriber growth in Mexico to continue as we build out new markets over the next one to two years using spectrum licenses that we acquired in March 2005 in the 800 MHz auctions.

In accordance with generally accepted accounting principles in the United States, we translated Nextel Mexico’s results of operations using the average exchange rate for the year ended December 31, 2005. The average exchange rate of the Mexican peso for the year ended December 31, 2005 appreciated in value against the U.S. dollar by 4% from the year ended December 31, 2004. As a result, compared to 2004, the components of Nextel Mexico’s results of operations for 2005 after translation into U.S. dollars reflect higher increases than would have occurred if it were not for the impact of the appreciation in the average value of the peso.

1.	Operating revenues

The $237.0 million, or 32%, increase in service and other revenues from the year ended December 31, 2004 to the year ended December 31, 2005 is primarily due to the following:

•	a 28% increase in the average number of digital handsets in service resulting from Nextel Mexico’s expansion of service coverage into new markets in 2005, as well as growth in existing markets;

•	a $7.7 million, or 28%, increase in revenues generated from Nextel Mexico’s handset maintenance program due to growth in the number of Nextel Mexico’s customers that are utilizing this program; and

•	an increase in average revenues per handset on a local currency basis largely due to price increases applied to the existing customer base, as well as higher access revenues.

2.	Cost of revenues

The $41.3 million, or 31%, increase in cost of service from the year ended December 31, 2004 to the year ended December 31, 2005 is principally due to the following:

•	a $29.8 million, or 41%, increase in interconnect costs generally resulting from a 45% increase in interconnect minutes of use;

•	a $7.6 million, or 37%, increase in service and repair costs largely due to increased activity under Nextel Mexico’s handset maintenance program; and

•	a $4.5 million, or 12%, increase in direct switch and transmitter and receiver site costs resulting from a 34% increase in the number of transmitter and receiver sites in service from December 31, 2004 to December 31, 2005, partially offset by a $3.4 million reduction in certain spectrum fees due to a favorable court ruling received during the fourth quarter of 2005.

The $23.0 million, or 21%, increase in cost of digital handset and accessory sales from the year ended December 31, 2004 to the year ended December 31, 2005 is primarily due to a 43% increase in handset sales, as well as an increase in handset upgrades.

3.	Selling and marketing expenses

The $46.6 million, or 46%, increase in selling and marketing expenses from the year ended December 31, 2004 to the year ended December 31, 2005 is primarily a result of the following:

•	a $32.4 million, or 92%, increase in indirect commissions primarily due to a 59% increase in handset sales by Nextel Mexico’s outside dealers and higher indirect commission earned per handset sale;

•	a $7.5 million, or 21%, increase in direct commissions and payroll expenses principally due to a 15% increase in handset sales by Nextel Mexico’s sales personnel; and

•	a $4.7 million, or 18%, increase in advertising costs largely due to the launch of new markets, the launch of new rate plans in 2005, international Direct Connect campaigns, which were generally launched in the middle of 2004, and objectives to reinforce market awareness of the Nextel brand name.

4.  General and administrative expenses

The $51.1 million, or 49%, increase in general and administrative expenses from the year ended December 31, 2004 to the year ended December 31, 2005 is largely a result of the following:

•	a $23.9 million, or 78%, increase in general corporate costs resulting from an increase in payroll and related expenses caused by more general and administrative personnel, higher business insurance expenses and increased facilities costs due to expansion into new markets;

•	a $9.6 million, or 34%, increase in customer care expenses primarily due to higher payroll and employee related expenses caused by an increase in customer care personnel necessary to support a larger customer base;

•	an $8.3 million, or 27%, increase in spectrum license fees; and

•	a $6.1 million increase in bad debt expense, which increased slightly as a percentage of revenues from 0.4% in 2004 to 0.9% in 2005.

5.  Depreciation and amortization

Depreciation and amortization increased $2.0 million, or 3%, from the year ended December 31, 2004 to the year ended December 31, 2005 due to an increase in depreciation, partially offset by a decrease in amortization. Depreciation increased $11.6 million, or 22%, primarily as a result of an increase in Nextel Mexico’s property, plant and equipment mostly due to the continued build-out of Nextel Mexico’s digital mobile network. This increase was partially offset by a $9.6 million, or 68%, decrease in amortization due to a reversal recorded primarily in the fourth quarter of 2004 of certain valuation allowances for deferred tax assets that were created in connection with our application of fresh-start accounting and which we recorded as a reduction to intangible assets.

6.  Interest expense, net

The $9.8 million, or 52%, increase in net interest expense from the year ended December 31, 2004 to the year ended December 31, 2005 is largely a result of $14.0 million of interest expense incurred in 2005 on Nextel Mexico’s syndicated loan facility, which we drew down in May 2005, and an increase in interest related to tower financing obligations, partially offset by a decrease in interest resulting from the principal pay-downs on Nextel Mexico’s portion of the international equipment facility in February and July 2004.

7.  Interest income

The $18.8 million increase in interest income from the year ended December 31, 2004 to the year ended December 31, 2005 is largely the result of an increase in Nextel Mexico’s average cash balances resulting primarily from the draw-down of Nextel Mexico’s $250.0 million syndicated loan facility in May 2005 and cash generated from operations.

8.  Foreign currency transaction gains, net

Foreign currency transaction gains of $2.6 million and $8.6 million for the years ended December 31, 2005 and 2004 are mostly due to the impact of the relative strengthening of the peso compared to the U.S. dollar on Nextel Mexico’s U.S. dollar-denominated liabilities.

9.  Other expense, net

Other expense, net of $4.2 million for the year ended December 31, 2005 is due to $4.2 million in realized losses related to Nextel Mexico’s hedge of capital expenditures and handset purchases that we reclassified from accumulated other comprehensive loss during 2005.

c.  Nextel Brazil

		% of		% of
		Nextel		Nextel
	Year Ended	Brazil’s	Year Ended	Brazil’s	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2005	Revenues	2004	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$321,655	93%	$192,830	91%	$128,825	67%
Digital handset and accessory revenues	25,875	7%	19,186	9%	6,689	35%

	347,530	100%	212,016	100%	135,514	64%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(117,567)	(34)%	(92,820)	(44)%	(24,747)	27%
Cost of digital handset and accessory sales	(59,151)	(17)%	(50,205)	(23)%	(8,946)	18%

	(176,718)	(51)%	(143,025)	(67)%	(33,693)	24%
Selling and marketing expenses	(46,949)	(13)%	(29,161)	(14)%	(17,788)	61%
General and administrative expenses	(79,672)	(23)%	(26,299)	(13)%	(53,373)	203%

Segment earnings	44,191	13%	13,531	6%	30,660	227%
Depreciation and amortization	(31,768)	(9)%	(13,081)	(6)%	(18,687)	143%

Operating income	12,423	4%	450	—	11,973	NM
Interest expense, net	(18,113)	(5)%	(12,054)	(6)%	(6,059)	50%
Interest income	1,941	—	2,733	1%	(792)	(29)%
Foreign currency transaction gains, net	225	—	575	—	(350)	(61)%
Other expense, net	(3,817)	(1)%	(1,819)	—	(1,998)	110%

Loss before income tax and cumulative effect of change in accounting principle, net	$(7,341)	(2)%	$(10,115)	(5)%	$2,774	(27)%

NM-Not Meaningful

Over the last two years, Nextel Brazil’s subscriber base and segment earnings have continued to increase as a result of a continued focus on customer service, the expansion of its digital mobile network and significant improvements in its operating cost structure. In addition to these factors, as a result of the improvement in the Brazilian economy over the same period, Nextel Brazil has continued to grow its existing markets and made significant investments in new markets. Over the next two years, Nextel Brazil plans to continue to expand its digital mobile network, grow its subscriber base and improve its operating margins through economies of scale and interconnect savings resulting from amended interconnect regulations implemented in May 2005.

In accordance with accounting principles generally accepted in the United States, we translated Nextel Brazil’s results of operations using the average exchange rate for the year ended December 31, 2005. The average exchange rate for the year ended December 31, 2005 appreciated against the U.S. dollar by 20% from the year ended December 31, 2004. As a result, the components of Nextel Brazil’s results of operations for the year ended December 31, 2005 after translation into U.S. dollars reflect significantly higher increases than would have occurred if it were not for the impact of the appreciation in the average value of the real.

1.  Operating revenues

The $128.8 million, or 67%, increase in service and other revenues from the year ended December 31, 2004 to the year ended December 31, 2005 is primarily a result of the following:

•	a 28% increase in the average number of digital handsets in service resulting from growth in Nextel Brazil’s existing markets, as well as expansion into new markets;

•	$18.6 million related to the gross-up of revenue-based taxes that were presented on a net basis in 2004;

•	the 20% appreciation of the Brazilian real against the U.S. dollar; and

•	an $11.6 million increase, or 174%, in revenues generated from Nextel Brazil’s handset maintenance program due to growth in Nextel Brazil’s existing markets, as well as expansion into new markets.

The $6.7 million, or 35%, increase in digital handset and accessory revenues from the year ended December 31, 2004 to the year ended December 31, 2005 is largely the result of a 36% increase in handset sales.

2.  Cost of revenues

The $24.7 million, or 27%, increase in cost of service from the year ended December 31, 2004 to the year ended December 31, 2005 is primarily due to the following:

•	a $15.1 million, or 55%, increase in direct switch and transmitter and receiver site costs resulting from a 25% increase in the number of transmitter and receiver sites in service from December 31, 2004 to December 31, 2005, as well as an increase in cost per site in service;

•	a $4.4 million, or 8%, increase in interconnect costs mainly resulting from a 43% increase in interconnect minutes of use, partially offset by a significant reduction of these costs due to amended interconnect regulations implemented in May 2005 that have the effect of treating Nextel Brazil on the same basis with respect to billing for use of other mobile networks as other Brazilian wireless operators currently have in place;

•	a $3.1 million, or 45%, increase in payroll and employee related costs resulting from an increase in personnel and various training costs; and

•	a $2.7 million, or 31%, increase in service and repair costs primarily due to an increase in subscribers participating under Nextel Brazil’s handset maintenance program.

The $8.9 million, or 18%, increase in cost of digital handset and accessory sales from the year ended December 31, 2004 to the year ended December 31, 2005 is primarily due to a 36% increase in handset sales.

All of these increases also resulted from the 20% appreciation of the Brazilian real against the U.S. dollar.

3.  Selling and marketing expenses

The $17.8 million, or 61%, increase in selling and marketing expenses from the year ended December 31, 2004 to the year ended December 31, 2005 is principally due to the following:

•	a $7.1 million, or 50%, increase in payroll and direct commissions largely as a result of a 37% increase in handset sales by Nextel Brazil’s sales force;

•	a $4.8 million, or 73%, increase in indirect commissions resulting from a 36% increase in handset sales by Nextel Brazil’s outside dealers, as well as increases in indirect commissions earned per handset sale; and

•	a $4.7 million, or 87%, increase in advertising expenses due to the implementation of more advertising campaigns during 2005 primarily as a result of increased initiatives related to overall subscriber growth and the launch of new markets.

All of these increases also resulted from the 20% appreciation of the Brazilian real against the U.S. dollar.

4.  General and administrative expenses

The $53.4 million, or 203%, increase in general and administrative expenses from the year ended December 31, 2004 to the year ended December 31, 2005 is primarily a result of the following:

•	a $40.5 million increase in general corporate costs mainly due to $18.6 million related to the gross-up of revenue-based taxes that were presented on a net basis in 2004 and a $14.4 million reversal of contingent liabilities that we recorded as a reduction to general and administrative expenses during 2004 related to the expiration of the statute of limitations and the favorable resolution of other contingencies, partially offset by $1.7 million in contingency reversals recorded in the fourth quarter of 2005;

•	an $8.7 million, or 65%, increase in customer care expenses resulting from an increase in payroll and related expenses due to more customer care personnel necessary to support a larger customer base; and

•	a $4.4 million increase in bad debt expense, which increased as a percentage of revenues from 1.7% in 2004 to 2.3% in 2005, primarily related to certain municipal accounts that temporarily suspended payments of all services, but which began to pay in mid-2005.

All of these increases also resulted from the 20% appreciation of the Brazilian real against the U.S. dollar.

5.	Depreciation and amortization

The $18.7 million, or 143%, increase in depreciation and amortization from the year ended December 31, 2004 to the year ended December 31, 2005 is primarily due to increased depreciation on Nextel Brazil’s significantly higher property, plant and equipment base primarily as a result of accelerating the build-out of Nextel Brazil’s digital mobile network, as well as the 20% appreciation of the Brazilian real against the U.S. dollar.

6.	Interest expense, net

The $6.1 million, or 50%, increase in net interest expense, from the year ended December 31, 2004 to the year ended December 31, 2005 is primarily the result of increased interest incurred on Nextel Brazil’s tower financing obligations, as well as the 20% appreciation of the Brazilian real against the U.S. dollar.

7.	Other expense, net

The $2.0 million, or 110%, increase in other expense from the year ended December 31, 2004 to the year ended December 31, 2005 is primarily due to more reversals of monetary corrections on certain contingencies during 2004 compared to 2005.

d. Nextel Argentina

		% of		% of
		Nextel		Nextel
	Year Ended	Argentina’s	Year Ended	Argentina’s	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2005	Revenues	2004	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$248,262	92%	$177,658	91%	$70,604	40%
Digital handset and accessory revenues	21,310	8%	17,141	9%	4,169	24%

	269,572	100%	194,799	100%	74,773	38%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(89,687)	(33)%	(68,806)	(35)%	(20,881)	30%
Cost of digital handset and accessory sales	(40,324)	(15)%	(33,023)	(17)%	(7,301)	22%

	(130,011)	(48)%	(101,829)	(52)%	(28,182)	28%
Selling and marketing expenses	(21,254)	(8)%	(16,245)	(8)%	(5,009)	31%
General and administrative expenses	(47,475)	(17)%	(34,629)	(18)%	(12,846)	37%

Segment earnings	70,832	27%	42,096	22%	28,736	68%
Depreciation and amortization	(16,460)	(6)%	(11,512)	(6)%	(4,948)	43%

Operating income	54,372	21%	30,584	16%	23,788	78%
Interest expense, net	(5,407)	(2)%	(3,161)	(2)%	(2,246)	71%
Interest income	661	—	416	—	245	59%
Foreign currency transaction gains (losses), net	500	—	(266)	—	766	(288)%
Other (expense) income, net	(33)	—	184	—	(217)	(118)%

Income before income tax and cumulative effect of change in accounting principle, net	$50,093	19%	$27,757	14%	$22,336	80%

NM-Not Meaningful

Since the beginning of 2003, the macroeconomic environment in Argentina has improved from the adverse conditions existing in 2002 as evidenced by the appreciation of the Argentine peso relative to the U.S. dollar and the continued expansion of the gross domestic product. Consistent with this improved economic environment, Nextel Argentina has continued growing its subscriber base, significantly lowering its customer turnover and reducing its bad debt expense while substantially increasing its operating revenues. As a result of the uncertainty surrounding economic conditions in Argentina, we cannot predict whether this trend will continue.

In accordance with accounting principles generally accepted in the United States, we translated Nextel Argentina’s results of operations using the average exchange rate for the years ended December 31, 2005 and 2004. The average exchange rate of the Argentine peso for the year ended December 31, 2005 appreciated modestly against the U.S. dollar by 1% from the year ended December 31, 2004. As a result, the components of Nextel Argentina’s results of operations for 2005 after translation into U.S. dollars are generally comparable to its results of operations for 2004.

1.	Operating revenues

The $70.6 million, or 40%, increase in service and other revenues from the year ended December 31, 2004 to the year ended December 31, 2005 is primarily a result of the following:

•	a 34% increase in the average number of digital handsets in service, resulting mostly from growth in Nextel Argentina’s existing markets; and

•	a $10.4 million, or 80%, increase in revenues generated from Nextel Argentina’s handset maintenance program due to growth in Nextel Argentina’s existing markets.

The $4.2 million, or 24%, increase in digital handset and accessory revenues from the year ended December 31, 2004 to the year ended December 31, 2005 is primarily due to a 27% increase in handset sales, as well as a 34% increase in handset upgrades.

2.	Cost of revenues

The $20.9 million, or 30%, increase in cost of service from the year ended December 31, 2004 to the year ended December 31, 2005 is principally a result of the following:

•	a $13.8 million, or 39%, increase in interconnect costs primarily caused by a 33% increase in interconnect minutes of use, as well as an increase in termination fees between mobile-to-mobile handsets; and

•	a $6.0 million, or 39%, increase in direct switch and transmitter and receiver site costs due to a 15% increase in the number of transmitter and receiver sites in service from December 31, 2004 to December 31, 2005, as well as an increase in new claims on cell sites by municipalities.

The $7.3 million, or 22%, increase in cost of digital handset and accessory sales is largely a result of a 27% increase in handset sales and a $3.4 million increase in the cost of handset upgrades due to a significant change in the mix of handsets upgraded to more expensive models.

3.	Selling and marketing expenses

The $5.0 million, or 31%, increase in selling and marketing expenses from the year ended December 31, 2004 to the year ended December 31, 2005 is largely a result of the following:

•	a $2.7 million, or 47%, increase in indirect commissions primarily due to a 40% increase in handset sales obtained through indirect channels;

•	a $1.1 million, or 16%, increase in other sales costs largely due to an increase in direct commissions resulting from a 14% increase in handset sales by Nextel Argentina’s sales force; and

•	a $1.0 million, or 41%, increase in advertising expenses primarily related to efforts to reinforce market awareness of the Nextel brand name and to support the launch of the Atlantic Coast region, as well as increased initiatives related to overall subscriber growth.

4.	General and administrative expenses

The $12.8 million, or 37%, increase in general and administrative expenses from the year ended December 31, 2004 to the year ended December 31, 2005 is largely a result of the following:

•	a $7.1 million, or 31%, increase in general corporate costs resulting from certain revenue-based taxes and an increase in payroll and related expenses caused by an increase in general and administrative personnel;

•	a $2.2 million, or 33%, increase in customer care expenses primarily as a result of an increase in customer care and billing operations personnel caused by the need to support a growing customer base;

•	a $2.0 million increase in bad debt expense, which increased as a percentage of revenue from 0.1% in 2004 to 0.8% in 2005, largely as the result of higher revenues, as well as a change in Nextel Argentina’s customer mix as its customer base continues to expand; and

•	a $1.5 million, or 37%, increase in information technology expenses due to higher software maintenance costs associated with a larger customer base and increases in payroll and related expenses caused by an increase in information technology personnel.

5.	Depreciation and amortization

The $4.9 million, or 43%, increase in depreciation and amortization from the year ended December 31, 2004 to the year ended December 31, 2005 is primarily due to a $4.0 million, or 35%, increase in depreciation resulting from a larger property, plant and equipment base related to the continued build-out of Nextel Argentina’s digital mobile network.

6.	Interest expense, net

The $2.2 million, or 71%, increase in net interest expense from the year ended December 31, 2004 to the year ended December 31, 2005 is principally the result of interest related to Nextel Argentina’s Universal Service tax contingency related to amounts due to customers.

     e. Nextel Peru

		% of		% of
		Nextel		Nextel
	Year Ended	Peru’s	Year Ended	Peru’s	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2005	Revenues	2004	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$108,544	95%	$93,328	97%	$15,216	16%
Digital handset and accessory revenues	5,657	5%	2,742	3%	2,915	106%

	114,201	100%	96,070	100%	18,131	19%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(36,290)	(32)%	(34,298)	(36)%	(1,992)	6%
Cost of digital handset and accessory sales	(18,344)	(16)%	(13,479)	(14)%	(4,865)	36%

	(54,634)	(48)%	(47,777)	(50)%	(6,857)	14%
Selling and marketing expenses	(12,606)	(11)%	(10,773)	(11)%	(1,833)	17%
General and administrative expenses	(20,590)	(18)%	(17,668)	(18)%	(2,922)	17%

Segment earnings	26,371	23%	19,852	21%	6,519	33%
Depreciation and amortization	(8,718)	(8)%	(5,795)	(6)%	(2,923)	50%

Operating income	17,653	15%	14,057	15%	3,596	26%
Interest expense, net	(152)	—	(188)	—	36	(19)%
Interest income	880	1%	2,707	3%	(1,827)	(67)%
Foreign currency transaction gains, net	20	—	273	—	(253)	(93)%
Other (expense) income, net	(11)	—	483	—	(494)	(102)%

Income before income tax and cumulative effect of change in accounting principle, net	$18,390	16%	$17,332	18%	$1,058	6%

NM-Not Meaningful

The Peruvian economy has showed continuous growth in terms of gross domestic product over the prior four years with internal demand and private investment acting as engines of growth in addition to the traditional and non-traditional export sectors of the economy. This favorable economic situation, together with a solid financial system that shows all time lows in terms of bad debt provisions and a sound fiscal stance from the government side, is generating investment opportunities that Nextel Peru is capitalizing on in terms of growth in its subscriber base, operating revenues and operating income.

Because the U.S. dollar is the functional currency in Peru, Nextel Peru’s results of operations are not significantly impacted by changes in the U.S. dollar to Peruvian sol exchange rate.

1.	Operating revenues

The $15.2 million, or 16%, increase in service and other revenues from the year ended December 31, 2004 to the year ended December 31, 2005 is primarily due to a 31% increase in the average number of digital handsets in service, partially offset by a decrease in average revenue per handset mainly resulting from increased competition.

The $2.9 million, or 106%, increase in digital handset and accessory revenues from the year ended December 31, 2004 to the year ended December 31, 2005 is primarily the result of a 41% increase in handset sales mainly as a result of a stronger local economy, as well as Nextel Peru’s strategy of increasing penetration in small to mid-size accounts.

2.	Cost of revenues

The $2.0 million, or 6%, increase in cost of service from the year ended December 31, 2004 to the year ended December 31, 2005 is primarily due to a $3.7 million, or 22%, increase in interconnect costs largely as a result of a 50% increase in interconnect minutes of use, partially offset by a $0.7 million, or 14%, decrease in service and repair costs.

The $4.9 million, or 36%, increase in cost of digital handsets and accessories from the year ended December 31, 2004 to the year ended December 31, 2005 is largely a result of 41% increase in handset sales.

3.	Selling and marketing expenses

The $1.8 million, or 17%, increase in selling and marketing expenses from the year ended December 31, 2004 to the year ended December 31, 2005 is primarily a result of a $1.4 million, or 71%, increase in indirect commissions primarily due to a 61% increase in handset sales by Nextel Peru’s outside dealers, as well as a $0.7 million, or 13%, increase in other sales costs largely due to an increase in direct commissions resulting from a 26% increase in handset sales by Nextel Peru’s sales force.

4.	General and administrative expenses

The $2.9 million, or 17%, increase in general and administrative expenses from the year ended December 31, 2004 to the year ended December 31, 2005 is principally the result of a $2.0 million, or 33%, increase in general corporate costs largely due to increases in general and administrative personnel and various taxes paid to regulatory agencies. The remaining increase is due to higher payroll and related expenses for customer care personnel necessary to support a larger customer base.

5.	Depreciation and amortization

The $2.9 million, or 50%, increase in depreciation and amortization from the year ended December 31, 2004 to the year ended December 31, 2005 is primarily due to increased depreciation resulting from a larger property, plant and equipment base.

f.  Corporate and other

		% of		% of
		Corporate		Corporate
	Year Ended	and other	Year Ended	and other	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2005	Revenues	2004	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$1,886	100%	$1,574	100%	$312	20%
Digital handset and accessory revenues	—	—	—	—	—	—

	1,886	100%	1,574	100%	312	20%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(1,493)	(79)%	(1,684)	(107)%	191	(11)%
Cost of digital handset and accessory sales	—	—	—	—	—	—

	(1,493)	(79)%	(1,684)	(107)%	191	(11)%
Selling and marketing expenses	(4,635)	(246)%	(4,661)	(296)%	26	(1)%
General and administrative expenses	(52,089)	NM	(46,220)	NM	(5,869)	13%

Segment losses	(56,331)	NM	(50,991)	NM	(5,340)	10%
Depreciation and amortization	(4,279)	(227)%	(1,080)	(69)%	(3,199)	296%

Operating loss	(60,610)	NM	(52,071)	NM	(8,539)	16%
Interest expense, net	(20,202)	NM	(20,950)	NM	748	(4)%
Interest income	6,738	NM	3,335	212%	3,403	102%
Foreign currency transaction gains, net	10	1%	15	1%	(5)	(33)%
Debt conversion expense	(8,930)	NM	—	—	(8,930)	NM
Loss on early extinguishment of debt	—	—	(79,327)	NM	79,327	(100)%
Other expense, net	(593)	(31)%	(449)	(29)%	(144)	32%

Loss before income tax and cumulative effect of change in accounting principle, net	$(83,587)	NM	$(149,447)	NM	$65,860	(44)%

NM-Not Meaningful

1.  Operating revenues and cost of revenues

Corporate and other operating revenues and cost of revenues primarily represent the results of analog operations reported by Nextel Chile. Operating revenues and cost of revenues did not significantly change from the year ended December 31, 2004 to the year ended December 31, 2005 because Nextel Chile’s subscriber base remained stable.

2.  General and administrative expenses

The $5.9 million, or 13%, increase in general and administrative expenses from the year ended December 31, 2004 to the year ended December 31, 2005 is primarily due to an increase in corporate payroll and related expenses, an increase in costs related to outside services, specifically for audit, tax, Sarbanes-Oxley-related, restatement and consulting activities, an increase in business insurance costs and an increase in stock compensation expense for restricted stock.

3.  Depreciation and amortization

The $3.2 million, or 296%, increase in depreciation and amortization from the year ended December 31, 2004 to the year ended December 31, 2005 is primarily the result of increased depreciation due to the change in the classification of our corporate aircraft from an operating lease to a capital lease.

4.  Interest expense, net

The $0.7 million, or 4%, decrease in net interest expense from the year ended December 31, 2004 to the year ended December 31, 2005 is substantially the result of the elimination of interest related to our 13.0% senior secured discount notes in connection with the retirement of all of these notes during the first half of 2004 and a decrease in interest expense related to the elimination of interest on our international equipment facility, which was extinguished in 2004, partially offset by an increase in interest related to our 2.75% convertible notes that we issued in August 2005.

5.  Interest income

The $3.4 million, or 102%, increase in interest income from the year ended December 31, 2004 to the year ended December 31, 2005 is primarily due to interest earned on the $350.0 million proceeds received from the issuance of our 2.75% convertible notes.

6.  Debt conversion expense

The $8.9 million debt conversion expense represents consideration that we paid in connection with the conversion of $88.5 million of our 3.5% convertible notes during the second quarter of 2005.

7.  Loss on early extinguishment of debt

The $79.3 million loss on early extinguishment of debt for the year ended December 31, 2004 represents the loss we incurred in connection with the retirement of substantially all of our 13.0% senior secured discount notes through a cash tender offer in March 2004.

2. Year Ended December 31, 2004 vs. Year Ended December 31, 2003

a.  Consolidated

		% of		% of
	Year Ended	Consolidated	Year Ended	Consolidated	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2004	Revenues	2003	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$1,214,837	95%	$895,615	95%	$319,222	36%
Digital handset and accessory revenues	65,071	5%	43,072	5%	21,999	51%

	1,279,908	100%	938,687	100%	341,221	36%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(332,487)	(26)%	(240,021)	(26)%	(92,466)	39%
Cost of digital handset and accessory sales	(207,112)	(16)%	(134,259)	(14)%	(72,853)	54%

	(539,599)	(42)%	(374,280)	(40)%	(165,319)	44%
Selling and marketing expenses	(162,343)	(13)%	(128,575)	(14)%	(33,768)	26%
General and administrative expenses	(229,228)	(18)%	(188,825)	(20)%	(40,403)	21%
Depreciation and amortization	(98,375)	(8)%	(79,501)	(8)%	(18,874)	24%

Operating income	250,363	19%	167,506	18%	82,857	49%
Interest expense	(55,113)	(4)%	(64,623)	(7)%	9,510	(15)%
Interest income	12,697	1%	10,864	1%	1,833	17%
Foreign currency transaction gains, net	9,210	1%	8,856	1%	354	4%
(Loss) gain on early extinguishment of debt	(79,327)	(6)%	22,404	2%	(101,731)	NM
Other expense, net	(2,320)	—	(12,166)	(1)%	9,846	(81)%

Income before income tax provision and cumulative effect of change in accounting principle, net	135,510	11%	132,841	14%	2,669	2%
Income tax provision	(79,191)	(6)%	(51,627)	(5)%	(27,564)	53%

Income before cumulative effect of change in accounting principle, net	56,319	5%	81,214	9%	(24,895)	(31)%
Cumulative effect of change in accounting principle, net of income taxes of $11,898	970	—	—	—	970	NM

Net income	$57,289	5%	$81,214	9%	$(23,925)	(29)%

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

7.	(Loss) gain on early extinguishment of debt

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

10.	Cumulative effect of change in accounting principle, net

The $1.0 million cumulative effect of the change in accounting principle for the year ended December 31, 2004 represents net income for our international markets for the one month ended December 31, 2003. We accounted for the elimination of the one-month lag reporting policy as a change in accounting principle in accordance with APB Opinion No. 20 effective January 1, 2004. As a result, we treated the month of December 2003, which is normally the first month in the fiscal year of our foreign operating companies, as the lag month, and our fiscal year for all of our foreign operating companies now begins with January and ends with December.

Segment Results

The tables below provide a summary of the components of our consolidated segments for the years ended December 31, 2004 and 2003. The results of Nextel Chile are included in “Corporate and other.”

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Year Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
December 31, 2004	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
	(dollars in thousands)

Nextel Mexico	$775,925	61%	$(245,760)	46%	$(205,915)	53%	$324,250
Nextel Brazil	212,016	17%	(143,025)	27%	(55,460)	14%	13,531
Nextel Argentina	194,799	15%	(101,829)	19%	(50,874)	13%	42,096
Nextel Peru	96,070	7%	(47,777)	8%	(28,441)	7%	19,852
Corporate and other	1,574	—	(1,684)	—	(50,881)	13%	(50,991)
Intercompany eliminations	(476)	—	476	—	—	—	—

Total consolidated	$1,279,908	100%	$(539,599)	100%	$(391,571)	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Year Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
December 31, 2003	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
	(dollars in thousands)

Nextel Mexico	$578,368	62%	$(193,423)	51%	$(169,642)	53%	$215,303
Nextel Brazil	148,545	16%	(84,973)	23%	(49,969)	16%	13,603
Nextel Argentina	118,143	12%	(48,651)	13%	(36,824)	12%	32,668
Nextel Peru	92,575	10%	(45,295)	12%	(26,341)	8%	20,939
Corporate and other	1,571	—	(2,453)	1%	(34,624)	11%	(35,506)
Intercompany eliminations	(515)	—	515	—	—	—	—

Total consolidated	$938,687	100%	$(374,280)	100%	$(317,400)	100%

A discussion of the results of operations in each of our reportable segments is provided below.

b. Nextel Mexico

		% of		% of
		Nextel		Nextel
	Year Ended	Mexico’s	Year Ended	Mexico’s	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2004	Revenues	2003	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$749,923	97%	$559,198	97%	$190,725	34%
Digital handset and accessory revenues	26,002	3%	19,170	3%	6,832	36%

	775,925	100%	578,368	100%	197,557	34%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(135,355)	(17)%	(115,207)	(20)%	(20,148)	17%
Cost of digital handset and accessory sales	(110,405)	(15)%	(78,216)	(13)%	(32,189)	41%

	(245,760)	(32)%	(193,423)	(33)%	(52,337)	27%
Selling and marketing expenses	(101,503)	(13)%	(80,791)	(14)%	(20,712)	26%
General and administrative expenses	(104,412)	(13)%	(88,851)	(15)%	(15,561)	18%

Segment earnings	324,250	42%	215,303	38%	108,947	51%
Depreciation and amortization	(67,322)	(9)%	(67,681)	(12)%	359	(1)%

Operating income	256,928	33%	147,622	26%	109,306	74%
Interest expense	(18,902)	(2)%	(19,762)	(3)%	860	(4)%
Interest income	3,648	—	2,609	—	1,039	40%
Foreign currency transaction gains (losses), net	8,613	1%	(16,381)	—	24,994	(153)%
Other expense, net	(576)	—	(959)	—	383	(40)%

Income before income tax and cumulative effect of change in accounting principle, net	$249,711	32%	$113,129	20%	$136,582	121%

Nextel Mexico is our largest and most profitable market segment, comprising 61% of our total revenues and 103% of our total operating income for the year ended December 31, 2004. In recent years, we have directed the substantial portion of our capital investment to Nextel Mexico. Nextel Mexico’s profitability is a result of subscriber growth with increasing average revenues per subscriber and operating costs maintained in line with revenues. Additional subscriber growth was the result of selectively expanding coverage in new markets and improving network quality and capacity, including launching service in Baja California and providing voice and data coverage to a busy cross-border area between Tijuana and San Diego. Coverage expansion and network improvements were attributable to capital expenditures totaling $101.7 million for the year ended December 31, 2004 and a 41% share of all capital expenditure investments that we made during 2004, a trend that we expect will likely continue in the near future. Average revenues per subscriber improved due to the implementation of new rate plans and increased minutes of use in interconnect and dispatch traffic. Nextel Mexico also decreased its customer turnover by making concentrated investments in customer retention programs. We expect growth to continue as we build out new markets using spectrum that we acquired in March 2005 in the 800 MHz auctions.

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

•	an $11.8 million, or 49%, increase in direct commissions and payroll expenses, primarily as a result of a 45% increase in handset sales by Nextel Mexico’s sales personnel;

•	a $5.2 million, or 24%, increase in advertising expenses mostly due to advertising campaigns promoting the launch of Mexico’s Morelia market during the first quarter of 2004, an increase in Nextel’s racing sponsorship activity during the third quarter of 2004 and additional advertising campaigns focused on promoting International Direct Connectsm in the third and forth quarters of 2004; and

•	a $3.0 million, or 9%, increase in indirect commissions largely resulting from a 8% increase in handset sales by outside dealers.

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

c. Nextel Brazil

		% of		% of
		Nextel		Nextel
	Year Ended	Brazil’s	Year Ended	Brazil’s	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2004	Revenues	2003	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$192,830	91%	$138,244	93%	$54,586	39%
Digital handset and accessory revenues	19,186	9%	10,301	7%	8,885	86%
		—		—

	212,016	100%	148,545	100%	63,471	43%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(92,820)	(44)%	(57,057)	(38)%	(35,763)	63%
Cost of digital handset and accessory sales	(50,205)	(23)%	(27,916)	(19)%	(22,289)	80%

	(143,025)	(67)%	(84,973)	(57)%	(58,052)	68%
Selling and marketing expenses	(29,161)	(14)%	(21,862)	(15)%	(7,299)	33%
General and administrative expenses	(26,299)	(13)%	(28,107)	(19)%	1,808	(6)%

Segment earnings	13,531	6%	13,603	9%	(72)	(1)%
Depreciation and amortization	(13,081)	(6)%	(4,520)	(3)%	(8,561)	189%

Operating income	450	—	9,083	6%	(8,633)	(95)%
Interest expense	(12,054)	(6)%	(11,165)	(8)%	(889)	8%
Interest income	2,733	1%	5,747	4%	(3,014)	(52)%
Gain on extinguishment of debt	—	—	22,739	15%	(22,739)	(100)%
Foreign currency transaction gains, net	575	—	23,751	16%	(23,176)	(98)%
Other expense, net	(1,819)	—	(8,239)	(5)%	6,420	(78)%

(Loss) income before income tax and cumulative effect of change in accounting principle, net	$(10,115)	(5)%	$41,916	28%	$(52,031)	(124)%

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

3.  Selling and marketing expenses

Nextel Brazil’s selling and marketing expenses increased $7.3 million, or 33%, from the year ended December 31, 2003 to the year ended December 31, 2004 mostly as a result of the following:

•	a $3.6 million, or 34%, increase in direct commissions and payroll related expenses largely resulting from a 58% increase in handset sales by Nextel Brazil’s sales force and an increase in sales personnel;

•	a $1.8 million, or 37%, increase in indirect commissions mostly resulting from a 24% increase in handset sales by indirect dealers, as well as increases in indirect commissions per handset sale; and

•	a $1.5 million, or 40%, increase in advertising expenses due to more advertising campaigns in 2004 compared to 2003 primarily as a result of increased initiatives related to brand awareness.

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

d. Nextel Argentina

		% of		% of
		Nextel		Nextel
	Year Ended	Argentina’s	Year Ended	Argentina’s	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2004	Revenues	2003	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$177,658	91%	$106,730	90%	$70,928	66%
Digital handset and accessory revenues	17,141	9%	11,413	10%	5,728	50%

	194,799	100%	118,143	100%	76,656	65%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(68,806)	(35)%	(32,740)	(28)%	(36,066)	110%
Cost of digital handset and accessory sales	(33,023)	(17)%	(15,911)	(13)%	(17,112)	108%

	(101,829)	(52)%	(48,651)	(41)%	(53,178)	109%
Selling and marketing expenses	(16,245)	(8)%	(11,030)	(9)%	(5,215)	47%
General and administrative expenses	(34,629)	(18)%	(25,794)	(22)%	(8,835)	34%

Segment earnings	42,096	22%	32,668	28%	9,428	29%
Depreciation and amortization	(11,512)	(6)%	(3,983)	(4)%	(7,529)	189%

Operating income	30,584	16%	28,685	24%	1,899	7%
Interest expense	(3,161)	(2)%	(61)	—	(3,100)	NM
Interest income	416	—	520	—	(104)	(20)%
Foreign currency transaction (losses) gains, net	(266)	—	1,335	2%	(1,601)	(120)%
Other income, net	184	—	8,383	7%	(8,199)	(98)%

Income before income tax and cumulative effect of change in accounting principle, net	$27,757	14%	$38,862	33%	$(11,105)	(29)%

NM-Not Meaningful

Since the beginning of 2003, the macroeconomic environment in Argentina has improved from the adverse conditions existing in 2002 as evidenced by the appreciation of the Argentine peso relative to the U.S. dollar. Consistent with this improved economic environment, Nextel Argentina has continued growing its subscriber base, significantly lowering its customer turnover and reducing its bad debt expense, while substantially increasing its operating revenues. As a result of the uncertainty surrounding the economic conditions in Argentina, we cannot predict whether this trend will continue.

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

     e. Nextel Peru

		% of		% of
		Nextel		Nextel
	Year Ended	Peru’s	Year Ended	Peru’s	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2004	Revenues	2003	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$93,328	97%	$90,391	98%	$2,937	3%
Digital handset and accessory revenues	2,742	3%	2,184	2%	558	26%

	96,070	100%	92,575	100%	3,495	4%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(34,298)	(36)%	(34,049)	(37)%	(249)	1%
Cost of digital handset and accessory sales	(13,479)	(14)%	(11,246)	(12)%	(2,233)	20%

	(47,777)	(50)%	(45,295)	(49)%	(2,482)	5%
Selling and marketing expenses	(10,773)	(11)%	(10,762)	(11)%	(11)	—
General and administrative expenses	(17,668)	(18)%	(15,579)	(17)%	(2,089)	13%

Segment earnings	19,852	21%	20,939	23%	(1,087)	(5)%
Depreciation and amortization	(5,795)	(6)%	(3,054)	(4)%	(2,741)	90%

Operating income	14,057	15%	17,885	19%	(3,828)	(21)%
Interest expense	(188)	—	(2,027)	(2)%	1,839	(91)%
Interest income	2,707	3%	85	—	2,622	NM
Foreign currency transaction gains, net	273	—	165	—	108	65%
Other income (expense), net	483	—	(328)	—	811	(247)%

Income before income tax and cumulative effect of change in accounting principle, net	$17,332	18%	$15,780	17%	$1,552	10%

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

f. Corporate and other

		% of		% of
		Corporate		Corporate
	Year Ended	and other	Year Ended	and other	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2004	Revenues	2003	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$1,574	100%	$1,567	100%	$7	—
Digital handset and accessory revenues	—	—	4	—	(4)	(100)%

	1,574	100%	1,571	100%	3	—

Cost of revenues
Cost of service (exclusive of depreciation included below)	(1,684)	(107)%	(1,483)	(94)%	(201)	14%
Cost of digital handset and accessory sales	—	—	(970)	(62)%	970	(100)%

	(1,684)	(107)%	(2,453)	(156)%	769	(31)%
Selling and marketing expenses	(4,661)	(296)%	(4,130)	(263)%	(531)	13%
General and administrative expenses	(46,220)	NM	(30,494)	NM	(15,726)	52%

Segment losses	(50,991)	NM	(35,506)	NM	(15,485)	44%
Depreciation and amortization	(1,080)	(69)%	(755)	(48)%	(325)	43%

Operating loss	(52,071)	NM	(36,261)	NM	(15,810)	44%
Interest expense	(20,950)	NM	(36,683)	NM	15,733	(43)%
Interest income	3,335	212%	6,978	NM	(3,643)	(52)%
Foreign currency transaction gains, (losses), net	15	1%	(14)	(1)%	29	(207)%
Loss on early extinguishment of debt	$(79,327)	NM	(335)	(21)%	(78,992)	NM
Other expense, net	(449)	(29)%	(8,564)	NM	8,115	(95)%

Loss before income tax and cumulative effect of change in accounting principle, net	$(149,447)	NM	$(74,879)	NM	$(74,568)	100%

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

We had a working capital surplus of $793.2 million as of December 31, 2005, a $538.6 million increase compared to December 31, 2004. The increase in our working capital, which is defined as total current assets less total current liabilities, is primarily attributable to higher consolidated cash and cash equivalent balances resulting from the draw-down of our $250.0 million Mexico syndicated loan facility in May 2005 and $350.0 million in gross proceeds that we received from the issuance of our 2.75% convertible notes in August 2005.

We recognized net income of $174.8 million for the year ended December 31, 2005, $57.3 million for the year ended December 31, 2004 and $81.2 million for the year ended December 31, 2003. During 2005, 2004 and 2003, our operating revenues more than offset our operating expenses, excluding depreciation and amortization, and cash capital expenditures. However, we cannot be sure that this trend will continue in the future as we intend to continue the current expansion of our networks, primarily in Mexico and Brazil. See “— D. Future Capital Needs and Resources” for a discussion of our future outlook and anticipated sources and uses of funds for 2006.

Cash Flows

Our operating activities provided us with $316.3 million of net cash and cash equivalents during 2005, a $60.3 million increase from 2004. Our operating activities provided us with $256.0 million of net cash during 2004, a $45.0 million increase from 2003. Both increases were due to the generation of higher operating income resulting from our profitable growth strategy, partially offset by increases in cash used for working capital.

We used $389.1 million of net cash in our investing activities during 2005, a $96.0 million increase from 2004. Cash capital expenditures increased $158.2 million from $227.7 million in 2004 to $385.9 million in 2005 due to the accelerated build-out of our digital mobile networks during 2005. We paid $27.4 million and $24.3 million in cash for acquisitions and purchases of spectrum licenses in 2005 and 2004, respectively. During 2005, we purchased $14.1 million of short-term investments and received $45.6 million in proceeds from maturities and sales of short-term investments. We also purchased foreign currency derivative instruments at a net cost of $7.3 million.

We used $293.2 million of net cash in our investing activities during 2004, a $46.7 million increase from 2003. Cash capital expenditures increased $30.3 million from $197.4 million in 2003 to $227.7 million in 2004 due to investments made in advance of our planned expansion activities in 2005. We paid $24.3 million and $49.1 million in cash for acquisitions and purchases of licenses in 2004 and 2003, respectively. During 2004, we purchased $87.8 million in short-term investments of which we received $49.4 million in proceeds from maturities and sales of these short-term investments. We also purchased a foreign currency derivative instrument at a net cost of $2.7 million. We did not make similar purchases of short-term investments or foreign currency derivative instruments during 2003.

Our financing activities provided us with $611.6 million of net cash during 2005, primarily due to the following:

•	$350.0 million in gross proceeds that we raised in connection with the issuance of our 2.75% convertible notes;

•	$250.0 million in gross proceeds that we received in connection with the draw-down of our Mexico syndicated loan facility; and

•	$23.9 million in proceeds received from stock option exercises by our employees.

These increases were partially offset by $9.6 million in cash we used to pay debt financing costs in connection with the issuance of our 2.75% convertible notes.

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

These decreases were partially offset by $300.0 million in gross proceeds that we raised in connection with the issuance of our 2.875% convertible notes.

Our financing activities provided us with $210.0 million of net cash during 2003, primarily due to $113.1 million in net proceeds that we received from the sale of common stock, $174.6 million in proceeds, net of debt financing costs, that we received from our 3.5% convertible note issuance and $106.4 million in proceeds that we received from our telecommunication tower sale-leaseback financing transactions that closed during 2003, partially offset by $186.0 million that we used to repay our long-term credit facilities with Motorola, Inc.

D.	Future Capital Needs and Resources

Capital Resources.  Our ongoing capital resources depend on a variety of factors, including our existing cash and cash equivalents balances, cash flows generated by our operating companies and external financial sources that may be available. As of December 31, 2005, our capital resources included $877.5 million of cash and cash equivalents and $7.4 million of available short-term investments. Our ability to generate sufficient net cash from our operating activities is dependent upon, among other things:

•	the amount of revenue we are able to generate and collect from our customers;

•	the amount of operating expenses required to provide our services;

•	the cost of acquiring and retaining customers, including the subsidies we incur to provide handsets to both our new and existing customers;

•	our ability to continue to grow our customer base; and

•	fluctuations in foreign exchange rates.

In October 2004, Nextel Mexico closed on a $250.0 million, five year syndicated loan facility. Of the total amount of the facility, $129.0 million is denominated in U.S. dollars, with a floating interest rate based on LIBOR, $31.0 million is denominated in Mexican pesos, with a floating interest rate based on the Mexican reference interest rate, TIIE, and $90.0 million is denominated in Mexican pesos, at an interest rate fixed at the time of funding. In April 2005, Nextel Mexico amended the credit agreement for the syndicated loan facility to extend the availability period until May 31, 2005, and in May 2005, Nextel Mexico drew down on the loan facility for the entire $250.0 million.

On June 10, 2005 and June 20, 2005, certain noteholders converted $40.0 million and $48.5 million, respectively, principal face amount of our 3.5% convertible notes into 3,000,000 shares and 3,635,850 shares (75.0 shares issued per $1,000 of debt principal multiplied by the debt principal) in accordance with the original terms of the debt agreement. In connection with these conversions, we paid in the aggregate $8.9 million in cash as additional consideration, as well as $0.8 million of accrued interest.

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

Under an existing agreement with American Tower Corporation, during 2005 we received $2.2 million in gross proceeds from tower sale-leaseback transactions in Mexico and Brazil.

Capital Needs.  We currently anticipate that our future capital needs will principally consist of funds required for:

•	operating expenses relating to our digital mobile networks;

•	capital expenditures to expand and enhance our digital mobile networks, as discussed below under “Capital Expenditures;”

•	future spectrum or other related purchases;

•	debt service requirements, including tower financing and capital lease obligations;

•	cash taxes; and

•	other general corporate expenditures.

The following table sets forth the amounts and timing of contractual payments for our most significant contractual obligations determined as of December 31, 2005. The information in the table reflects future unconditional payments and is based upon, among other things, the current terms of the relevant agreements, appropriate classification of items under accounting principles generally accepted in the United States that are currently in effect and certain assumptions, such as future interest rates. Future events could cause actual payments to differ significantly from these amounts. See “Item 1A. — Risk Factors — Our forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs.” Except as required by law, we disclaim any obligation to modify or update the information contained in the table.

	Payments due by period
	Less than			More than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(in thousands)

Convertible notes(1)	$21,453	$42,907	$42,907	$1,162,260	$1,269,527
Tower financing obligations(1)	35,629	71,542	71,417	264,617	443,205
Mexico syndicated loan facility(1)	42,489	170,221	108,370	—	321,080
Capital lease obligations(2)	5,423	20,236	11,816	34,122	71,597
Spectrum fees(3)	18,086	25,684	25,568	178,976	248,314
Spectrum acquisition obligations(4)	250	1,271	2,542	3,813	7,876
Operating leases(5)	73,655	119,367	96,158	110,149	399,329
Purchase obligations(6)	65,739	504	—	—	66,243
Other long-term obligations(7)	—	—	—	96,049	96,049

Total contractual commitments	$262,724	$451,732	$358,778	$1,849,986	$2,923,220

(1)	These amounts include estimated principal and interest payments over the full term of the obligation based on our expectations as to future interest rates, assuming the current payment schedule.

(2)	These amounts represent principal and interest payments due under our co-location agreements to American Tower and our existing corporate aircraft lease. The amounts related to our existing aircraft lease exclude amounts that are contingently due in the event of our default under the lease, but do include remaining amounts due under the letter of credit provided for our new corporate aircraft.

(3)	These amounts do not include variable fees based on certain operating revenues and are subject to increases in the Mexican Consumer Pricing Index.

(4)	These amounts primarily relate to spectrum obligations related to SME licenses in Brazil.

(5)	These amounts principally include future lease costs related to our transmitter and receiver sites and switches and office facilities as of December 31, 2005.

(6)	These amounts represent maximum contractual purchase obligations under various agreements with our vendors.

(7)	The amounts due in more than five years include our current estimates of asset retirement obligations based on our expectations as to future retirement costs, inflation rates and timing of retirements.

Capital Expenditures.  Our capital expenditures, including capitalized interest, were $469.9 million for the year ended December 31, 2005 compared to $249.8 million for the year ended December 31, 2004 and $214.3 million for the year ended December 31, 2003. In the future, we expect to finance our capital spending using the most effective combination of cash from operations, cash on hand and any other external financing that becomes available. Our capital spending is driven by several factors, including:

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

Our future capital expenditures will be significantly affected by future technology improvements and technology choices. In October 2001, Motorola and Nextel Communications announced an anticipated significant technology upgrade to the iDEN digital mobile network, the 6:1 voice coder software upgrade. Beginning in 2004, we started selling handsets that can operate on the new 6:1 voice coder. We expect that this software upgrade will increase our voice capacity for interconnect calls and leverage our existing investment in infrastructure. With the exception of Mexico, we do not expect to realize the benefits from the operation of the 6:1 voice coder until after 2006. If there are substantial delays in realizing the benefits of the 6:1 voice coder, we could be required to invest additional capital in our infrastructure to satisfy our network capacity needs. See “Item 1A. — Risk Factors”

Future Outlook.  We believe that our current business plan, which contemplates significant expansions in Mexico and Brazil, will not require any additional external funding, and we will be able to operate and grow our business while servicing our debt obligations. Our revenues are primarily denominated in foreign currencies. We expect that if current foreign currency exchange rates do not significantly adversely change, we will continue to generate net income for the foreseeable future. See “Item 1A. — Risk Factors”

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

E.	Effect of Inflation and Foreign Currency Exchange

Our net assets are subject to foreign currency exchange risks since they are primarily maintained in local currencies. Additionally, a substantial portion of our long-term debt is denominated entirely in U.S. dollars, which exposes us to foreign currency exchange risks. Nextel Argentina, Nextel Brazil and Nextel Mexico conduct business in countries in which the rate of inflation has historically been significantly higher than that of the United States. We seek to protect our earnings from inflation and possible currency depreciation by periodically adjusting the local currency prices charged by each operating company for sales of handsets and services to its customers. We routinely monitor our foreign currency exposure and the cost effectiveness of hedging instruments.

In November 2004, Nextel Mexico entered into a derivative agreement to reduce its foreign currency transaction risk associated with a portion of its 2005 U.S. dollar forecasted capital expenditures and handset purchases. This risk was hedged by forecasting Nextel Mexico’s capital expenditures and handset purchases for a 12-month period that began in January 2005 and ended in December 2005.

In September 2005 and October 2005, Nextel Mexico entered into derivative agreements to reduce its foreign currency transaction risk associated with a significant portion of its 2006 U.S. dollar forecasted capital expenditures and handset purchases. This risk was hedged by forecasting Nextel Mexico’s capital expenditures and handset purchases for a 12-month period beginning in January 2006.

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

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29,” or SFAS 153, to produce financial reporting that more accurately represents the economics of nonmonetary exchange transactions. APB Opinion No. 29, or APB 29, provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on our consolidated financial statements.

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, that requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Previously, as permitted under Statement No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123, we recognized no compensation cost for employee stock options, other than certain accelerated vesting options. However, in accordance with SFAS 123R, pro forma disclosure of share-based payment awards as implemented under SFAS 123, is no longer an alternative.

SFAS 123R permits public companies to adopt its requirements using one of two methods:

(1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) for all share-based payments granted on or after the effective date and (b) for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; or

(2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate their financial statements based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) for all prior periods presented or (b) for prior interim periods of the year of adoption.

The effective adoption date for SFAS 123R is the first annual reporting period for public companies that begins after June 15, 2005 and applies to all outstanding and unvested share-based payment awards at the company’s adoption date. We adopted SFAS 123R effective January 1, 2006, as required, under the modified prospective method of application. Using the guidance of the modified prospective method we do not expect to adjust our prior period financial statements. We estimate that the adoption of SFAS 123R in 2006 will result in a pre-tax charge in the statement of operations to compensation expense of approximately $21.0 million.

SFAS 123R also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow rather than an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. The effect of this change is conditioned on the number and timing of future stock option exercises, and as such, cannot be reasonably estimated.

In November 2005, the FASB issued Staff Position No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” or FSP 123R-3, which provides that companies may elect to use a specified “short cut” method to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting the accounting requirements of SFAS 123R, which is referred to as the APIC pool, assuming the company had been following the recognition provisions prescribed by SFAS 123. The “short cut” method is available to any company regardless of whether the company adopts SFAS 123R using the modified prospective application or the modified retrospective application transition method or whether the company has the ability to calculate the APIC pool in accordance with the guidance in Paragraph 81 of SFAS 123R. FSP 123R-3 is effective immediately when a company transitions to the accounting requirements of SFAS 123R. In accordance with FSP 123R-3, we will not determine whether we will elect to use the “short cut” method to calculate the APIC pool until such time that it becomes required.

In February 2006, the FASB issued Staff Position No. 123R-4, “Classification of Options and Similar Instruments as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event,” or FSP 123R-4, to address the classification of options and similar instruments issued as employee compensation that are required under SFAS 123R to be classified as liabilities if the entity can be required under any circumstances to settle the option or similar instrument by transferring cash or other assets. FSP 123R-4 amends SFAS 123R to allow companies to classify such options as equity if the cash settlement feature can only be exercised upon the occurrence of a contingent event that is outside the employee’s control and is not probable of occurring. On the date the contingent award becomes probable of occurring, the option or similar instrument should be accounted for as a modification from an equity award to a liability award in accordance with the guidance of SFAS 123R. The guidance in FSP 123R-4 should be applied upon the initial adoption of FAS 123R. We do not expect the adoption of FSP 123R-4 to have a material impact on our consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” or FIN 47. FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the time and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The statement is effective for companies no later than their first fiscal year ending after December 15, 2005. The adoption of FIN 47 resulted in additional asset retirement cost and asset retirement obligations of $4.8 million and $7.7 million, respectively, as of December 31, 2005. The cumulative effect of adopting FIN 47 was not material, and as such, we recorded $2.9 million of additional operating expense for accretion and $1.0 million of additional depreciation expense in the fourth quarter of 2005.

In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections,” or SFAS 154, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 applies to all voluntary changes in accounting principles, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retroactive application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical to do so. SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our consolidated financial statements except to the extent that it requires retroactive application in circumstances that would previously have been effected in the period of change under APB Opinion No. 20.

At the June 15-16, 2005 Emerging Issues Task Force, or EITF, meeting, the EITF discussed Issue No. 05-04, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,”’ or EITF 05-04 which addresses how a liquidated damages clause payable in cash affects the accounting for a freestanding financial instrument subject to the provisions of EITF Issue 00-19. The EITF discussed (a) whether a registration rights penalty meets the definition of a derivative and (b) whether the registration rights agreement and the financial instrument to which it pertains should be considered as a combined instrument or as separate freestanding instruments. At the September 15, 2005 EITF meeting, the EITF postponed further deliberations on EITF 05-04, and the FASB staff requested that the FASB consider a separate Derivatives Issue Guide, or DIG, issue that addresses whether a registration rights agreement is a derivative in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging.” Following the resolution of that DIG issue, the FASB staff will request that the EITF reconvene deliberations on EITF 05-04. While EITF 05-04 remains unresolved, we have determined that the liquidated damage clauses contained in our convertible note agreements have been properly considered and accounted for in accordance with the prevailing guidance.

In October 2005, the FASB issued Staff Position No. 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” or FSP No. 13-1, to address accounting for rental costs associated with building and ground operating leases. FSP No. 13-1 requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. FSP No. 13-1 is effective for the first reporting period beginning after December 15, 2005 and requires that public companies that are currently capitalizing these rental costs for operating lease arrangements entered into prior to the effective date to cease capitalizing such costs. Retroactive application in accordance with SFAS 154 is permitted but not required. We intend to implement FSP No. 13-1 effective January 1, 2006. Accordingly, we will begin expensing rental costs incurred under the construction period on January 1, 2006. We do not expect that the adoption of FSP No. 13-1 will have a material effect on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 150,” or SFAS 155. SFAS 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies that certain instruments are not subject to the requirements of SFAS 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that may contain an embedded derivative requiring bifurcation, (d) clarifies what may be an embedded derivative for certain concentrations of credit risk and (e) amends SFAS 140 to eliminate certain prohibitions related to derivatives on a qualifying special-purpose entity. SFAS 155 is effective for fiscal years beginning after September 15, 2006. We are currently evaluating the impact that SFAS 155 may have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our revenues are primarily denominated in foreign currencies, while a significant portion of our operations are financed in U.S. dollars through our convertible notes and a portion of our syndicated loan facility in Mexico. As a result, fluctuations in exchange rates relative to the U.S. dollar expose us to foreign currency exchange risks. These risks include the impact of translating our local currency reported earnings into U.S. dollars when the U.S. dollar strengthens against the local currencies of our foreign operations. In addition, Nextel Mexico, Nextel Brazil and Nextel Argentina purchase some capital assets and all handsets in U.S. dollars but record the related revenue generated from these purchases in local currency. As a result, fluctuations in exchange rates relative to the U.S. dollar expose us to foreign currency exchange risks.

We enter into derivative transactions only for hedging or risk management purposes. We have not and will not enter into any derivative transactions for speculative or profit generating purposes. In November 2004,

Nextel Mexico entered into a hedge agreement to reduce its foreign currency transaction risk associated with a portion of its 2005 U.S. dollar forecasted capital expenditures and handset purchases. This risk was hedged by forecasting Nextel Mexico’s capital expenditures and handset purchases for a 12-month period from January to December 2005. Under this agreement, Nextel Mexico purchased U.S. dollar call options and sold call options on the Mexican peso. In September and October 2005, Nextel Mexico entered into derivative agreements to reduce its foreign currency transaction risk associated with a portion of its 2006 U.S. dollar forecasted capital expenditures and handset purchases. This risk was hedged by forecasting Nextel Mexico’s capital expenditures and handset purchases for a 12-month period that began in January 2006. Under this agreement, Nextel Mexico purchased U.S. dollar call options and sold call options on the Mexican peso.

Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. In July 2005, Nextel Mexico entered into an interest rate swap agreement to hedge the variability of future cash flows associated with the $31.0 million Mexican peso-denominated variable interest rate portion of its $250.0 million syndicated loan facility. Under the interest rate swap, Nextel Mexico agreed to exchange the difference between the variable Mexican reference rate, TIIE, and a fixed interest rate, based on a notional amount of $31.4 million. The interest rate swap fixed the amount of interest expense associated with this portion of the Mexico syndicated loan facility effective August 31, 2005 and continues over the life of the facility based on a fixed interest rate of about 11.95% per year. As of December 31, 2005, a significant portion of our borrowings were fixed-rate long-term debt obligations.

The table below presents principal amounts, related interest rates by year of maturity and aggregate amounts as of December 31, 2005 for our fixed rate debt obligations, including our convertible notes, our syndicated loan facility in Mexico and our tower financing obligations, the notional amounts of our purchased call options and written put options and the fair value of our interest rate swap. We determined the fair values included in this section based on:

•	quoted market prices for our convertible notes;

•	carrying values for our tower financing obligations and syndicated loan facility as interest rates were set recently when we entered into these transactions; and

•	market values as determined by an independent third party investment banking firm for our purchased call options, written put options and interest rate swap.

The changes in the fair values of our debt compared to their fair values as of December 31, 2004 reflect changes in applicable market conditions, as well as the issuance of our syndicated loan facility in Mexico and the issuance of our 2.75% convertible notes. The amount of our forecasted hedge agreements as of December 31, 2004 represents our 2005 foreign currency hedge, and the amount of our forecasted hedge agreements as of December 31, 2005 represents our 2006 foreign currency hedge. All of the information in the table is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows associated with our long-term debt are denominated in U.S. dollars (US$), Mexican pesos (MP) and Brazilian reais (BR).

	Year of Maturity						2005		2004
	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total	Fair Value	Total	Fair Value
	(dollars in thousands)

Long-Term Debt:
Fixed Rate (US$)	$1,226	$1,261	$1,642	$1,846	$1,858	$763,117	$770,950	$1,301,140	$480,040	$713,164
Average Interest Rate	10.0%	10.0%	10.0%	10.0%	10.0%	3.1%	3.2%		3.1%
Fixed Rate (MP)	$9,586	$13,775	$39,903	$40,549	$4,518	$74,517	$182,848	$182,848	$77,978	$77,978
Average Interest Rate	13.8%	13.6%	12.9%	13.0%	18.0%	18.0%	15.3%		17.7%
Fixed Rate (BR)	$423	$573	$2,014	$2,278	$2,604	$50,304	$58,196	$58,196	$40,224	$40,224
Average Interest Rate	28.3%	28.3%	18.1%	19.3%	20.4%	27.1%	26.2%		28.0%
Variable Rate (US$)	$10,320	$15,480	$51,600	$51,600	$—	$—	$129,000	$129,000	$—	$—
Average Interest Rate	6.8%	6.8%	6.8%	6.8%	—	—	6.8%		—
Variable Rate (MP)	$2,557	$3,835	$12,786	$12,786	$—	$—	$31,964	$31,964	$—	$—
Average Interest Rate	11.1%	11.1%	11.1%	11.1%	—	—	11.1%		—
Forecasted Hedge Agreements:
Purchased call options	$181,426	$—	$—	$—	$—	$—	$181,426	$2,016	$120,000	$2,135
Written put options	$181,426	$—	$—	$—	$—	$—	$181,426	$(2,250)	$120,000	$(1,967)
Interest Rate Swap:
Variable to Fixed	$2,557	$3,835	$12,786	$12,786	$—	$—	$31,964	$(1,174)	$—	$—
Average Pay Rate	11.95%	11.95%	11.95%	11.95%	—	—	11.95%
Average Receive Rate	11.13%	11.13%	11.13%	11.13%	—	—	11.13%

Item 8.	Financial Statements and Supplementary Data

We have listed the consolidated financial statements required under this Item in Part IV, Item 15(a)(1) of this annual report on Form 10-K. We have listed the financial statement schedule required under Regulation S-X in Part IV, Item 15(a)(2) of this annual report on Form 10-K. The financial statements and schedule appear following the signature page of this annual report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.

As of December 31, 2005, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and in our operating companies, including our chief executive officer and chief financial officer. This evaluation included the identification of the item described in management’s report on internal control over financial reporting below. Based on and as of the date of such evaluation and as a result of the material weakness described below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective.

In light of the material weakness described below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment using the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, we did not maintain effective controls over the completeness and accuracy of the income tax provision and the related balance sheet accounts and note disclosures. Specifically, our controls over the processes and procedures related to the determination and review of the quarterly and annual tax provisions were not adequate to ensure that the income tax provision was prepared in accordance with generally accepted accounting principles. This control deficiency resulted in audit adjustments to the 2005 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the income tax provision and the related balance sheet accounts and note disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness. Because of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears herein.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation of Material Weakness Existing at December 31, 2004

During management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, we identified a material weakness related to ineffective control over reconciliations for accounts receivable, accounts payable and accrued expense balances at our Mexican subsidiary. During 2005, the Company completed its remediation plan with regard to this material weakness and implemented appropriate corrective action to ensure proper design and operating effectiveness of our control activities related to this area. The remediation plan implemented by management included the following:

•	personnel changes, including the termination of the controller responsible for the unreconciled accounts and the hiring of a new controller and a new chief financial officer at our Mexican subsidiary;

•	the implementation of additional procedures surrounding the account reconciliation process, including specific procedures for the approval of manual journal entries in our operating companies and procedures related to the monitoring by us of key control procedures in our operating companies;

•	revisions to system controls surrounding general ledger posting restrictions and enhancement of related monitoring activities; and

•	the provision of specific guidance regarding procedures that must be completed by our operating companies’ executives before signing the certifications related to Section 302 of Sarbanes-Oxley.

We have evaluated and tested the effectiveness of these controls as of December 31, 2005 and determined that the material weakness related to account reconciliations has been remediated.

Plan for Remediation of Income Tax Material Weakness

Starting in the second quarter of 2005, we have been working on a number of initiatives to improve our processes and procedures related to the calculation of the income tax provision and related balance sheet accounts including the following:

•	Working with a third party advisor, we evaluated all of the processes and procedures related to the calculation of the income tax provision and redesigned the control procedures occurring both in our foreign subsidiaries and at our corporate headquarters. We completed the redesign during September 2005;

•	We implemented new control procedures, resulting in a more structured, uniform process of computing the income tax provision by increasing the level of review of the computations and streamlining the process. Additional resources in the income tax area have also enhanced our analytical capabilities with regard to tax balances;

•	We evaluated and restructured the staffing resources and oversight of the income tax area, including the hiring of a Vice President of Tax at corporate headquarters, the hiring of additional tax-dedicated individuals in our Brazil, Argentina and Peru subsidiaries, and the creation of additional positions at our corporate headquarters. We are currently working to fill the positions at corporate headquarters with individuals having appropriate and relevant qualifications and experience;

•	We initiated an on-going training program to deepen and broaden the understanding of U.S. GAAP income tax provision calculation procedures in our foreign subsidiaries; and

•	We retained a third party tax advisor to perform detailed reviews of the quarterly and annual income tax calculations as a means to both improve the accuracy of our income tax calculations and assess the effectiveness of the control procedures being performed by our own employees.

The control deficiencies identified during 2005 relate to instances where specific controls were not carried out in accordance with our newly redesigned procedures. While we recognize that significant process change requires time to mature, we continue to assess the level of assurance provided by our control procedures, the adequacy and expertise of our tax resources, and focus areas for our training program. We also continue to test the effectiveness of these new control procedures as part of our determination of whether these corrective actions are sufficient to remediate the material weakness.

Item 9B.  Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Except as to certain information regarding executive officers included in Part I hereof and incorporated herein by reference, the information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2006 Annual Meeting of Stockholders under the captions “Election of Directors,” “Governance of the Company — Committees of the Board — Audit Committee,” “Securities Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” and “Governance of the Company — Code of Ethics.”

Item 11.	Executive Compensation

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2006 Annual Meeting of Stockholders under the captions “Governance of the Company — Director Compensation” and “Executive Compensation” (except for the information set forth under the captions “Executive Compensation — Compensation Committee Report on Executive Compensation”).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2006 Annual Meeting of Stockholders under the captions “Securities Ownership — Securities Ownership of Certain Beneficial Owners” and “— Securities Ownership of Management” and “Executive Compensation — Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2006 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions.”

Item 14.	Principal Accounting Fees and Services

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2006 Annual Meeting of Stockholders under the captions “Audit Information — Fees Paid to Independent Registered Public Accounting Firm” and “— Audit Committee Pre-Approval Policies and Procedures.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements. Financial statements and report of independent registered public accounting firm filed as part of this report are listed below:

(2)	Financial Statement Schedule. The following financial statement schedule is filed as part of this report. Schedules other than the schedule listed below are omitted because they are either not required or not applicable.

Page

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	F-56
Schedule II — Valuation and Qualifying Accounts	F-57

(3)	List of Exhibits. The exhibits filed as part of this report are listed in the Exhibit Index, which is incorporated in this item by reference.

(b) Exhibits. See Item 15(a)(3) above.

(c) Financial Statement Schedule. See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NII HOLDINGS, INC.

By:	/s/ Daniel E. Freiman
Daniel E. Freiman
Vice President and Controller
(On behalf of the registrant and as
Principal Accounting Officer)

March 21, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2006.

Signature	Title

/s/ Steven M. Shindler Steven M. Shindler	Chief Executive Officer and Chairman of the Board of Directors

/s/ Byron R. Siliezar Byron R. Siliezar	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ George A. Cope George A. Cope	Director

/s/ John Donovan John Donovan	Director

/s/ Steven P. Dussek Steven P. Dussek	Director

/s/ Neal P. Goldman Neal P. Goldman	Director

/s/ Charles M. Herington Charles M. Herington	Director

/s/ Carolyn Katz Carolyn Katz	Director

/s/ Donald E. Morgan Donald E. Morgan	Director

/s/ John W. Risner John W. Risner	Director

NII HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NII Holdings, Inc.:

We have completed integrated audits of NII Holdings, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NII Holdings, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for the financial results of its foreign operating companies in 2004.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that NII Holdings, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because the Company did not maintain effective control over the calculation of the income tax provision and related balance sheet accounts in accordance with generally accepted accounting principles, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of December 31, 2005, the Company did not maintain effective controls over the completeness and accuracy of the income tax provision and the related balance sheet accounts and note disclosures. Specifically, the Company’s controls over the processes and procedures related to the determination and review of the quarterly and annual tax provisions were not adequate to ensure that the income tax provision was prepared in accordance with generally accepted accounting principles. This control deficiency resulted in audit adjustments to the 2005 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the income tax provision and the related balance sheet accounts and note disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company determined that this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that NII Holdings, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, NII Holdings, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
March 21, 2006

NII HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	December 31,
	2005	2004

ASSETS
Current assets
Cash and cash equivalents	$877,536	$330,984
Short-term investments	7,371	38,401
Accounts receivable, less allowance for doubtful accounts of $11,677 and $8,145	220,490	160,727
Handset and accessory inventory, net	54,158	32,034
Deferred income taxes, net	80,132	17,268
Prepaid expenses and other	42,506	43,919

Total current assets	1,282,193	623,333
Property, plant and equipment, net	933,923	558,247
Intangible assets, net	83,642	67,956
Deferred income taxes, net	200,204	154,757
Other assets	121,002	86,987

Total assets	$2,620,964	$1,491,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$82,250	$85,431
Accrued expenses and other	311,758	230,704
Deferred revenues	59,595	44,993
Accrued interest	11,314	5,479
Current portion of long-term debt	24,112	2,117

Total current liabilities	489,029	368,724
Long-term debt	1,148,846	601,392
Deferred revenues (related party)	39,309	42,528
Other long-term liabilities	132,379	56,689

Total liabilities	1,809,563	1,069,333

Commitments and contingencies (Note 9)
Stockholders’ equity
Undesignated preferred stock, par value $0.001, 10,000,000 shares authorized — 2005 and 2004, no shares outstanding — 2005 and 2004	—	—
Common stock, par value $0.001, 300,000,000 shares authorized — 2005 and 2004, 152,148 shares issued and outstanding — 2005, 139,662 shares issued and outstanding — 2004	152	140
Paid-in capital	508,209	316,983
Retained earnings	336,048	161,267
Deferred compensation	(7,428)	(12,644)
Accumulated other comprehensive loss	(25,580)	(43,799)

Total stockholders’ equity	811,401	421,947

Total liabilities and stockholders’ equity	$2,620,964	$1,491,280

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003

Operating revenues
Service and other revenues	$1,666,613	$1,214,837	$895,615
Digital handset and accessory revenues	79,226	65,071	43,072

	1,745,839	1,279,908	938,687

Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	421,037	332,487	240,021
Cost of digital handset and accessory sales	251,192	207,112	134,259
Selling, general and administrative	588,849	391,571	317,400
Depreciation	123,990	84,139	49,127
Amortization	6,142	14,236	30,374

	1,391,210	1,029,545	771,181

Operating income	354,629	250,363	167,506

Other income (expense)
Interest expense, net	(72,470)	(55,113)	(64,623)
Interest income	32,611	12,697	10,864
Foreign currency transaction gains, net	3,357	9,210	8,856
Debt conversion expense	(8,930)	—	—
(Loss) gain on extinguishment of debt, net	—	(79,327)	22,404
Other expense, net	(8,621)	(2,320)	(12,166)

	(54,053)	(114,853)	(34,665)

Income before income tax provision and cumulative effect of change in accounting principle	300,576	135,510	132,841
Income tax provision	(125,795)	(79,191)	(51,627)

Income before cumulative effect of change in accounting principle	174,781	56,319	81,214
Cumulative effect of change in accounting principle, net of income taxes of $11,898 in 2004	—	970	—

Net income	$174,781	$57,289	$81,214

Income before cumulative effect of change in accounting principle, per common share, basic (Note 2)	$1.19	$0.40	$0.64
Cumulative effect of change in accounting principle, per common share, basic (Note 2)	—	0.01	—

Net income, per common share, basic	$1.19	$0.41	$0.64

Income before cumulative effect of change in accounting principle, per common share, diluted (Note 2)	$1.06	$0.39	$0.59
Cumulative effect of change in accounting principle, per common share, diluted (Note 2)	—	0.01	—

Net income, per common share, diluted	$1.06	$0.40	$0.59

Weighted average number of common shares outstanding, basic	146,336	139,166	126,257

Weighted average number of common shares outstanding, diluted	176,562	145,015	140,106

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

						Accumulated Other Comprehensive
						Income
						Unrealized	Cumulative
	Common Stock		Paid-in	Retained	Deferred	Loss on	Translation
	Shares	Amount	Capital	Earnings	Compensation	Investments	Adjustment	Total

Balance, January 1, 2003	120,000	$120	$49,078	$22,764	$—	$—	$(350)	$71,612

Net income	—	—	—	81,214	—	—	—	81,214
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	—	(50,632)	(50,632)

Total comprehensive income	—	—	—	—	—	—	—	30,582

Issuance of common stock:
Exercise of stock options	5,766	6	2,517	—	—	—	—	2,523
Public offering, net	12,000	12	113,041	—	—	—	—	113,053

Balance, December 31, 2003	137,766	138	164,636	103,978	—	—	(50,982)	217,770
Net income	—	—	—	57,289	—	—	—	57,289
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	9,004	9,004
Unrealized loss on derivative, net of taxes of $744	—	—	—	—	—	(1,821)	—	(1,821)

Total comprehensive income	—	—	—	—	—	—	—	64,472

Reversal of deferred tax asset valuation allowance	—	—	128,370	—	—	—	—	128,370
Issuance of restricted stock	—	—	16,295	—	(16,295)	—	—	—
Amortization of restricted stock expense	—	—	—	—	3,651	—	—	3,651
Stock option expense	—	—	213	—	—	—	—	213
Exercise of stock options	1,896	2	1,105	—	—	—	—	1,107
Tax benefits on exercise of stock options	—	—	6,364	—	—	—	—	6,364

Balance, December 31, 2004	139,662	140	316,983	161,267	(12,644)	(1,821)	(41,978)	421,947
Net income	—	—	—	174,781	—	—	—	174,781
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	21,526	21,526
Unrealized loss on derivatives, net of taxes of $1,351	—	—	—	—	—	(3,307)	—	(3,307)

Total comprehensive income	—	—	—	—	—	—	—	193,000

Issuance of restricted stock	—	—	229	—	(229)	—	—	—
Amortization of restricted stock expense	—	—	—	—	5,445	—	—	5,445
Reversal of deferred tax asset valuation allowances	—	—	69,228	—	—	—	—	69,228
Conversion of 3.5% convertible notes to common stock	6,636	6	88,472	—	—	—	—	88,478
Reversal of deferred financing costs on debt conversion	—	—	(1,974)	—	—	—	—	(1,974)
Exercise of stock options	5,850	6	23,885	—	—	—	—	23,891
Tax benefits on exercise of stock options	—	—	11,386	—	—	—	—	11,386

Balance, December 31, 2005	152,148	$152	$508,209	$336,048	$(7,428)	$(5,128)	$(20,452)	$811,401

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2005	2004	2003

Cash flows from operating activities:
Income before cumulative effect of change in accounting principle	$174,781	$56,319	$81,214
Adjustments to reconcile income before cumulative effect of change in accounting principle to net cash provided by operating activities:
Loss (gain) on extinguishment of debt, net	—	79,327	(22,404)
Amortization of debt financing costs and accretion of senior secured discount notes	3,365	6,866	25,295
Depreciation and amortization	130,132	98,375	79,501
Provision for losses on accounts receivable	19,751	13,041	7,179
Provision for losses on inventory	771	2,953	1,716
Losses on derivative instruments	4,273	—	—
Foreign currency transaction gains, net	(3,357)	(9,210)	(8,856)
Deferred income tax provision	49,693	30,675	51,095
Amortization of deferred credit	(3,390)	—	—
Stock-based compensation	5,445	3,864	—
Loss on disposal of property, plant and equipment, net of proceeds received	1,291	2,150	1,587
Other, net	6,908	(2,548)	385
Change in assets and liabilities:
Accounts receivable, gross	(80,674)	(53,855)	(27,340)
Handset and accessory inventory, gross	(24,235)	(13,605)	(4,879)
Prepaid expenses and other	7,002	12,959	(9,691)
Other long-term assets	(23,136)	(44,159)	1,367
Accounts payable, accrued expenses and other	33,642	51,153	42,382
Current deferred revenue	14,602	11,533	5,753
Due to related parties	—	20,557	(38,325)
Other long-term liabilities	(545)	(10,406)	—
Proceeds from spectrum sharing agreement with Nextel Communications	—	—	25,000

Net cash provided by operating activities	316,319	255,989	210,979

Cash flows from investing activities:
Capital expenditures	(385,908)	(227,702)	(197,376)
Payments for acquisitions, purchases of licenses and other	(27,357)	(24,307)	(49,137)
Purchases of short-term investments	(14,143)	(87,849)	—
Proceeds from maturities and sales of short-term investments	45,629	49,448	—
Payments related to derivative instruments	(7,346)	(2,742)	—

Net cash used in investing activities	(389,125)	(293,152)	(246,513)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	350,000	300,000	180,000
Borrowings under syndicated loan facility	250,000	—	—
Proceeds from stock option exercises	23,891	1,107	2,523
Proceeds from towers financing transactions	2,241	6,367	106,414
Net proceeds from sale of common stock	—	—	113,053
Repayments under long-term credit facilities	—	(125,000)	(186,000)
Repayments under senior secured discount notes	—	(211,212)	—
Repayments under capital leases and tower financing transactions	(4,220)	(1,111)	(517)
Transfers to restricted cash, net	(652)	(5,695)	—
Payment of debt financing costs	(9,632)	(8,538)	(5,428)

Net cash provided by (used in) financing activities	611,628	(44,082)	210,045

Cumulative effect of change in accounting principle, net	—	7,962	—
Effect of exchange rate changes on cash and cash equivalents	7,730	(1,139)	(266)

Net increase (decrease) in cash and cash equivalents	546,552	(74,422)	174,245
Cash and cash equivalents, beginning of year	330,984	405,406	231,161

Cash and cash equivalents, end of year	$877,536	$330,984	$405,406

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Operations and Significant Accounting Policies

Operations.  We provide digital wireless communication services primarily targeted at meeting the needs of business customers through operating companies located in selected Latin American markets. Our principal operations are in major business centers and related transportation corridors of Mexico, Brazil, Argentina and Peru. We also provide analog specialized mobile radio, which we refer to as SMR, services in Chile.

Our digital mobile networks support multiple digital wireless services, including:

•	digital mobile telephone service, including advanced calling features such as speakerphone, conference calling, voice-mail, call forwarding and additional line service;

•	Nextel Direct Connect® service, which allows subscribers anywhere on our network to talk to each other instantly, on a “push-to-talk” basis, on a private one-to-one call or on a group call;

•	International Direct Connect® service, in partnership with Nextel Communications, Nextel Partners and TELUS Corporation, which allows subscribers to communicate instantly across national borders with our subscribers in Mexico, Brazil, Argentina and Peru, with Nextel Communications and Nextel Partners subscribers in the United States and with TELUS subscribers in Canada;

•	Internet services, mobile messaging services, e-mail, location-based services via Global Positioning System (GPS) technologies and advanced Javatm enabled business applications, which are marketed as “Nextel Onlinesm” services; and

•	international roaming capabilities, which are marketed as “Nextel Worldwidesm.”

Stock Split.  On October 27, 2005, we announced a 2-for-1 common stock split to be effected in the form of a stock dividend, which was paid on November 21, 2005 to holders of record on November 11, 2005. All share and per share amounts in these consolidated financial statements reflect the common stock split.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the inherent uncertainty involved in making estimates, actual results to be reported in future periods could differ from our estimates.

Principles of Consolidation.  The consolidated financial statements include the accounts of NII Holdings, Inc. and our wholly-owned subsidiaries. Our decision to consolidate an entity is based on our direct and indirect ownership of a majority interest in the entity. We eliminate all significant intercompany transactions, including intercompany profits and losses, in consolidation.

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

Over the past several years, we redesigned processes to increase the timeliness of internal reporting. We established common and updated financial information systems. These improvements enabled us to eliminate the one-month reporting lag on October 1, 2004, effective January 1, 2004, and report consolidated results using a consistent calendar year reporting period for the entire company (see Note 2).

Concentrations of Risk.  Substantially all of our revenues are generated from our operations located in Mexico, Brazil, Argentina and Peru. Regulatory entities in each country regulate the licensing, construction, acquisition, ownership and operation of our digital mobile networks, and certain other aspects of our business, including some of the rates we charge our customers. Changes in the current telecommunications statutes or regulations in any of these countries could adversely affect our business. In addition, as of December 31, 2005 and 2004, about $1,860.3 million and $1,008.1 million, respectively, of our assets were owned by Nextel Mexico and Nextel Brazil. Political, financial and economic developments in Mexico and Brazil could impact the recoverability of our assets.

Motorola is currently our sole source for the digital mobile network equipment, software, maintenance and handsets used throughout our markets. If Motorola fails to deliver system infrastructure, handsets or necessary technology improvements and enhancements on a timely, cost-effective basis, we may not be able to adequately service our existing customers or add new customers. Nextel Communications, a subsidiary of Sprint, is the largest customer of Motorola with respect to iDEN technology and provides significant support with respect to new product development. Any decrease by Nextel Communications in its use of iDEN technology could significantly increase our costs for equipment and new developments and could potentially impact Motorola’s decision to continue to support iDEN technology. In the event Motorola determines not to continue manufacturing, supporting or enhancing our iDEN-based infrastructure and handsets because Nextel Communications decreases its use of iDEN technology or otherwise, we may be materially adversely affected. We expect to rely principally on Motorola or its licensees for the manufacture of our handsets and a substantial portion of the equipment necessary to construct, enhance and maintain our digital mobile networks for the next several years.

Financial instruments that potentially subject us to significant amounts of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. Our cash, cash equivalents and short-term investment balances are deposited with high-quality financial institutions. At times, we maintain cash balances in excess of Federal Deposit Insurance Corporation (or the foreign country equivalent institution) limits. Our accounts receivable are generally unsecured. In some cases, for certain higher risk customers, we require a customer deposit. We routinely assess the financial strength of our customers and maintain allowances for anticipated losses, where necessary.

Foreign Currency.  In Mexico, Brazil, Argentina and Chile, the functional currency is the local currency, while in Peru the functional currency is the U.S. dollar since it is the currency used for substantially all transactions. We translate the results of operations for our non-U.S. subsidiaries and affiliates from the designated functional currency to the U.S. dollar using average exchange rates during the period, while we translate assets and liabilities at the exchange rate in effect at the reporting date. We translate equity balances at historical rates. We report the resulting gains or losses from translating foreign currency financial statements as other comprehensive income or loss. We remeasure Nextel Peru’s financial statements into U.S. dollars and record remeasurement gains and losses in the statement of operations. We have reported a remeasurement gain related to deferred tax assets and liabilities of $2.4 million related to Nextel Peru in our income tax provision for the year ended December 31, 2005.

In general, monetary assets and liabilities designated in U.S. dollars give rise to foreign currency realized and unrealized transaction gains and losses and are recorded in the statement of operations as foreign currency transaction gains, net. We report the effects of changes in exchange rates associated with certain U.S. dollar-

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Operations and Significant Accounting Policies — (Continued)

denominated intercompany loans and advances to our foreign subsidiaries that are of a long-term investment nature as part of the cumulative foreign currency translation adjustment in our consolidated financial statements as other comprehensive loss. We have determined that U.S. dollar-denominated intercompany loans and advances to Nextel Brazil and Nextel Chile and an intercompany payable due to Nextel Mexico are of a long-term investment nature. We report impacts of changes in our various foreign currencies to the U.S. dollar exchange rate on loans determined to be long-term as part of the cumulative foreign currency translation adjustment in our consolidated financial statements.

Supplemental Cash Flow Information.

	Year Ended December 31,
	2005	2004	2003
	(in thousands)

Capital expenditures
Cash paid for capital expenditures, including capitalized interest	$385,908	$227,702	$197,376
Change in capital expenditures accrued and unpaid or financed, including accreted interest capitalized	83,958	22,060	16,971

	$469,866	$249,762	$214,347

Interest costs
Interest expense	$72,470	$55,113	$64,623
Interest capitalized	9,544	2,598	6,825

	$82,014	$57,711	$71,448

Acquisitions of assets and business combinations
Fair value of assets acquired	$48,442	$19,672	$39,469
Less: liabilities assumed and deferred tax liabilities incurred	(34,340)	(6,672)	(136)
Less: cash acquired	(9)	(4)	(82)

	$14,093	$12,996	$39,251

Cash paid for interest, net of amounts capitalized	$40,304	$67,424	$26,701

Cash paid for income taxes	$81,057	$50,954	$21,672

For the years ended December 31, 2005 and 2004, we had $9.1 million and $5.2 million in non-cash investing and financing activities related to co-location capital lease obligations on our communication towers.

During the first quarter of 2005, we paid $1.2 million for licenses acquired in Brazil using restricted cash. In addition, during the second quarter of 2005, we financed $7.6 million of licenses acquired in Brazil.

During 2005, we revised the accounting for our corporate aircraft lease from operating to capital. See Note 7 for additional information.

Cash and Cash Equivalents.  We consider all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents primarily consist of money market funds.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Operations and Significant Accounting Policies — (Continued)

Short-Term Investments.  All of our short-term investments represent investments in debt securities of commercial paper and government securities with maturities less than one year. We classify investments in debt securities as available-for-sale as of the balance sheet date and report them at fair value. All of our available-for-sale securities mature within one year. We record unrealized gains and losses, net of income tax, as other comprehensive income or loss. During the years ended December 31, 2005, 2004 and 2003, we did not have any material unrealized gains or losses for available-for-sale securities. We report realized gains or losses, as determined on a specific identification basis, and other-than-temporary declines in value, if any, in realized gains or losses on investments. As of December 31, 2005, our short-term investments consisted of $7.4 million of government securities. As of December 31, 2004, our short-term investments consisted of $34.8 million of government securities and $3.6 million of commercial paper.

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

Handset and Accessory Inventory.  We record handsets and accessories at the lower of cost or market. We determine cost by the weighted average costing method. Since we subsidize the cost of our handsets to our customers, we use market prices as established by Motorola to determine the market price of our inventory. We expense handset costs at the time of sale and classify such costs in cost of digital handset and accessory sales. We establish an allowance to cover losses related to obsolete and slow moving inventory. As of December 31, 2005 and 2004, our provision for inventory losses was $5.9 million and $9.1 million, respectively.

Property, Plant and Equipment.  We record property, plant and equipment, including improvements that extend useful lives or enhance functionality, at cost, while maintenance and repairs are charged to operations as incurred. We calculate depreciation using the straight-line method based on estimated useful lives ranging from 3 to 20 years for digital mobile network equipment and network software and 3 to 10 years for office equipment, furniture and fixtures, and other. We depreciate our corporate aircraft capital lease using the straight-line method based on the lease term of 8 years. We amortize leasehold improvements over the shorter of the lease terms or the useful lives of the improvements.

Construction in progress includes internal and external labor, materials, transmission and related equipment, engineering, site development, interest and other costs relating to the construction and development of our digital wireless networks. We do not depreciate assets under construction until they are ready for their intended use. We capitalize interest and other costs, including labor and software upgrades, that are applicable to the construction of, and significant improvements that enhance functionality to, our digital mobile network equipment.

We periodically review the depreciation method, useful lives and estimated salvage value of our property, plant and equipment and revise those estimates if current estimates are significantly different from previous estimates.

Asset Retirement Obligations.  We record an asset retirement obligation and an associated asset retirement cost when we have a legal obligation in connection with the retirement of tangible long-lived assets. Our obligations arise from certain of our leases and relate primarily to the cost of removing our equipment from such leased sites. We report asset retirement obligations and related asset retirement costs at fair value computed using discounted cash flow techniques.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Operations and Significant Accounting Policies — (Continued)

The balances of our asset retirement obligations were as follows as of December 31, 2005 and 2004:

	As of December 31,
	2005	2004
	(in thousands)

Asset retirement obligations	$14,504	$3,722

We incurred additional asset retirement obligations of $1.9 million and $0.2 million for the years ended December 31, 2005 and 2004, respectively, related to the continued build-out of our network, as well as changes in our expected cash flows due mainly to reduced discount rates in our operating companies. Also, upon the adoption of FIN 47, we incurred an additional $4.8 million of asset retirement obligations for the year ended December 31, 2005. We incurred accretion of $4.0 million and $0.7 million for the years ended December 31, 2005 and 2004, respectively. The remaining changes in our asset retirement obligations are due to foreign currency translation adjustments and a small amount of asset sales, which had retirement obligations associated with them. We review the adequacy of asset retirement obligations on a regular basis.

Software Developed for Internal Use.  We capitalize internal and external costs incurred to develop internal-use software, which consist primarily of costs related to configuration, interfaces, installation and testing. We also capitalize internal and external costs incurred to develop specified upgrades and enhancements if they result in significant additional functionalities for our existing software. We expense all costs related to evaluation of software needs, data conversion, training, maintenance and other post-implementation operating activities.

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

We currently have a foreign currency hedge and an interest rate swap. We record our derivative financial instruments on the balance sheet at fair value as either assets or liabilities. We recognize changes in fair value either in earnings or equity, depending on the nature of the underlying exposure being hedged and how effective the derivatives are at offsetting price movements in the underlying exposure. We evaluate the effectiveness of our hedging relationships both at the hedge inception and on an ongoing basis. Our derivative instruments are designated as cash-flow hedges and are considered to be highly effective. We record the changes in fair value of our derivatives financial instruments as a component of accumulated other comprehensive loss until the underlying hedged item is recognized in earnings. We recognize in earnings immediately any ineffective portion of a derivative’s change in fair value.

Valuation of Long-Lived Assets.  We review long-lived assets such as property, plant and equipment and identifiable intangible assets, which includes our licenses, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, we recognize a loss, if any, for the difference between the fair value and carrying value of the asset.

Intangible Assets.  Our intangible assets are composed of wireless licenses, customer base and a trade name. We amortize our intangible assets using the straight-line method over the estimated period benefited. We amortize all of our licenses that existed as of the date we emerged from reorganization over their estimated useful lives, which range from 16 to 17 years. We amortize licenses acquired after our emergence from reorganization over their estimated useful lives of 12 to 20 years. In the countries in which we operate, licenses are customarily issued conditionally for specified periods of time ranging from 30 to 40 years, including renewals. The licenses are generally renewable provided the licensee has complied with applicable

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

We amortize our customer base over their respective estimated useful lives, generally two to three years. Through December 31, 2004, we amortized the Nextel trade name in each of the countries in which we operate over the estimated remaining useful lives of our licenses as of the date we emerged from reorganization, generally 16 to 17 years. As of December 31, 2004, the net book value of the trade name was reduced to zero due to the reversal of deferred tax asset valuation allowances existing at our emergence from reorganization.

A substantial portion of our deferred tax asset valuation allowances existed as of the date of the application of fresh-start accounting. As such, under the American Institute of Certified Public Accountants’ Statement of Position, or SOP, 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” we record decreases in the valuation allowance existing at the reorganization date first as a reduction in the carrying value of intangible assets existing at the reorganization date and then as an increase to paid-in capital. As of December 31, 2004, we reduced to zero the carrying value of our intangible assets existing at the reorganization date. As a result, we will record further decreases, if any, of the valuation allowance existing on the reorganization date as an increase to paid-in capital.

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

We also have other sources of revenues. Other revenues primarily include amounts generated from our handset maintenance programs, roaming revenues generated from other companies’ customers that roam on our networks and co-location rental revenues from third party tenants that rent space on our towers.

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed and determinable and collectibility is reasonably assured. The following are the policies applicable to our major categories of revenue transactions.

We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts and value-added taxes. We recognize excess usage, local, long distance and calling party pays revenue at contractual rates per minute as minutes are used. We record cash received in excess of revenues earned as deferred revenues. For the year ended December 31, 2005 we began recognizing revenue-based taxes that are the primary obligation of the company as revenue and operating expense. We did not record a similar adjustment to our prior period financial statements because the amounts were not material.

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

We recognize all revenue from sales and related cost of sales of handsets and accessories when title and risk of loss passes upon delivery of the handset or accessory to the customer.

We recognize revenue generated from our handset maintenance programs on a monthly basis at fixed amounts over the service period. We recognize roaming revenues at contractual rates per minute as minutes are used. We recognize co-location revenues from third party tenants on a monthly basis based on the terms set by the underlying agreements.

We recognized the proceeds received from our spectrum use and build-out agreement with Nextel Communications as deferred revenues. We amortize this amount into revenue on a straight-line basis over 15.5 years, which represents the average remaining useful life of our licenses in the Baja region of Mexico as of the date we began providing service under this agreement. See Note 14 for additional information relating to this agreement.

Allowance for Doubtful Accounts.  We establish an allowance for doubtful accounts receivable for estimated losses. Our methodology for determining our allowance for doubtful accounts requires significant judgment. Since we have a large number of accounts, it is impracticable to review the collectibility of all individual accounts when we determine the amount of our allowance for doubtful accounts. Therefore, we consider a number of factors in establishing the allowance, including historical collection experience, current economic trends, customer deposits, estimates of forecasted write-offs, agings of the accounts receivable portfolio and other factors. While we believe that the estimates we use are reasonable, actual results could differ from those estimates.

Handsets Provided Under Leases.  Our operating companies periodically provide handsets to our customers under lease agreements. We evaluate each lease agreement at its inception to determine whether the agreement represents a capital lease or an operating lease. Under capital lease agreements, we expense the full cost of the handset at the inception of the lease term and recognize digital handset sales revenue upon delivery of the handset to the customer and collection of the up-front rental payment, which corresponds to the inception of the lease term. Under operating lease agreements, we expense the cost of the handset in excess of the sum of the minimum contractual revenues associated with the handset lease. We recognize revenue ratably over the lease term. Revenue generated under the operating lease arrangement relates primarily to the up-front rental payments required at the inception of lease terms.

Customer Related Direct Costs.  We recognize all costs of handset sales when title and risk of loss passes upon delivery of the handset to the customer.

Advertising Costs.  We expense costs related to advertising and other promotional expenditures as incurred. Advertising costs totaled $46.4 million, $36.3 million and $28.7 million during the years ended December 31, 2005, 2004 and 2003, respectively.

Stock-Based Compensation.  We currently have two equity incentive plans. In addition to our 2002 Management Incentive Plan, in 2004, our Board of Directors approved the 2004 Incentive Compensation Plan (the Plan), which provides us with the opportunity to compensate selected employees with stock options, stock appreciation rights, stock awards, performance share awards, incentive awards, and/or stock units. During the year ended December 31, 2005, we granted to our employees 7,019,500 options to purchase shares of our common stock. The stock options vest twenty-five percent per year over a four-year period.

During the year ended December 31, 2004, our Board of Directors approved grants under the Plan of 859,000 shares of restricted stock to our officers and 5,370,400 stock options to the officers and other selected

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Operations and Significant Accounting Policies — (Continued)

employees. The restricted shares vest in full on the third anniversary of the grant. The stock options vest twenty-five percent per year over a four-year period.

We account for these grants using the intrinsic value method. Compensation expense is based on the intrinsic value on the measurement date, calculated as the difference between the fair value of the common stock and the relevant exercise price. The fair value of the restricted shares on the grant date was $16.3 million, which we are amortizing on a straight-line basis over the three year vesting period. We recognized compensation expense of $5.4 million and $3.7 million for the years ended December 31, 2005 and 2004 related to the restricted shares. Additionally, we recognized $0.2 million in stock-based employee compensation cost during the year ended December 31, 2004 related to our employee stock options as a result of accelerated vesting on certain options. No other stock-based employee compensation cost related to our employee stock options is reflected in net income as the relevant exercise price of the options issued was equal to the fair market value on the date of the grant.

The following table illustrates the effect on net income and net income per common share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123,” to stock-based employee compensation.

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except per share amounts)

Net income, as reported	$174,781	$57,289	$81,214
Add:
Stock-based employee compensation expense included in reported net income, net of related tax effects	3,193	2,367	—
Deduct:
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(13,612)	(7,140)	(1,372)

Pro forma net income	$164,362	$52,516	$79,842

Net income per common share:
Basic — as reported	$1.19	$0.41	$0.64

Basic — pro forma	$1.12	$0.38	$0.63

Diluted — as reported	$1.06	$0.40	$0.59

Diluted — pro forma	$1.01	$0.36	$0.58

In our prior year financial statements we did not consider the tax effects of stock based compensation in our earnings per share calculation related to our SFAS 123 footnote disclosure for 2004. As a result, the net income per basic and diluted pro forma share was understated by $0.02 per share. We have corrected these errors in the above table.

Net Income Per Common Share, Basic and Diluted.  Basic net income per common share includes no dilution and is computed by dividing the net income by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution of securities that could participate in our earnings. As presented for the year ended December 31, 2005, our calculation of diluted net income per share includes common shares resulting from shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans and our restricted stock, as well as common shares resulting from the potential conversion of our 3.5% convertible notes, our 2.875% convertible notes and our 2.75% convertible notes.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Operations and Significant Accounting Policies — (Continued)

As presented for the year ended December 31, 2004, our calculation of diluted net income per share includes common shares resulting from shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans and our restricted stock, but does not include common shares resulting from the potential conversion of our 3.5% convertible notes or our 2.875% convertible notes since their effect would have been antidilutive to our net income per share.

As presented for the year ended December 31, 2003, our calculation of diluted net income per share includes common shares resulting from shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans, as well as common shares resulting from the potential conversion of our 3.5% convertible notes. There was no restricted stock outstanding during 2003.

The following tables provide a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our consolidated statements of operations for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31, 2005
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share data)

Basic net income per common share:
Net income	$174,781	146,336	$1.19
Effect of dilutive securities:
Stock options	—	5,796
Restricted stock	—	646
Convertible notes, net of capitalized interest and taxes	11,861	23,784

Diluted net income per common share:
Net income	$186,642	176,562	$1.06

	Year Ended December 31, 2004
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share data)

Basic net income per common share:
Net income	$57,289	139,166	$0.41
Effect of dilutive securities:
Stock options	—	5,705
Restricted stock	—	144

Diluted net income per common share:
Net income	$57,289	145,015	$0.40

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Operations and Significant Accounting Policies — (Continued)

	Year Ended December 31, 2003
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share data)

Basic net income per common share:
Net income	$81,214	126,257	$0.64
Effect of dilutive securities:
Stock options	—	9,718
Convertible notes	1,835	4,131

Diluted net income per common share:
Net income	$83,049	140,106	$0.59

Debt Financing Costs.  We capitalize costs incurred to obtain new debt financing as other non-current assets. We amortize debt financing costs over the shorter of the term of the underlying debt or the holder’s first put date, when applicable, using the effective interest method.

Income Taxes.  We account for income taxes using the asset and liability method, under which we recognize deferred income taxes for the tax consequences attributable to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, tax loss carryforwards and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable or settled. We recognize the effect on deferred taxes of a change in tax rates in income in the period that includes the enactment date. We provide a valuation allowance against deferred tax assets if, based upon the weight of available evidence, we believe it is more likely than not that some or all of the deferred tax assets will not be realized. We report remeasurement gains and losses related to deferred tax assets and liabilities in our income tax provision.

A substantial portion of our deferred tax asset valuation allowance relates to deferred tax assets that, if realized, will not result in a benefit to our income tax provision. In accordance with SOP 90-7, we recognize decreases in the valuation allowance existing at the reorganization date first as a reduction in the carrying value of intangible assets existing at the reorganization date and then as an increase to paid-in capital. As of December 31, 2004, we reduced to zero the carrying value of our intangible assets existing at the reorganization date. We will record further decreases, if any, of the valuation allowance existing on the reorganization date as an increase to paid-in capital and decreases, if any, of the post-reorganization valuation allowance as a benefit to our income tax provision. In accordance with APB 25, “Accounting for Stock Issued to Employees,” we recognize decreases in the valuation allowance attributable to the tax benefits resulting from the exercise of employee stock options as an increase to paid-in capital. In each market, we recognize decreases in the valuation allowance first as a decrease in the remaining valuation allowance that existed as of the reorganization date, then as a decrease in any post-reorganization valuation allowance, and finally as a decrease of the valuation allowance associated with stock option deductions.

We assess the realizability of our deferred tax assets at each reporting period. Our assessments generally consider several factors, including the reversal of existing deferred tax asset temporary differences, projected future taxable income, tax planning strategies and historical and future book income adjusted for permanent book-to-tax differences.

Reclassifications.  We have reclassified some prior period amounts to conform to our current year presentation. These reclassifications did not have a material impact on previously reported balances.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Operations and Significant Accounting Policies — (Continued)

Out-of-Period Adjustments.  During the year ended December 31, 2005, we identified errors in our financial statements for the year ended December 31, 2004. These errors primarily related to accounting for income taxes, a corporate aircraft lease, bookkeeping errors in our operating company in Mexico and other miscellaneous items. For the year ended December 31, 2005, we reduced operating income by $2.1 million and increased net income by $2.8 million, respectively, related to the correction of these errors. In connection with certain balance sheet errors, during the year ended December 31, 2005, we increased total assets by approximately $66.8 million, total liabilities by approximately $34.9 million and stockholders’ equity by approximately $31.9 million. We do not believe that these adjustments are material to the financial statements for the year ended December 31, 2005 or to any prior periods. See Notes 7 and 12 for additional disclosures related to the aircraft lease and income tax adjustments, respectively.

New Accounting Pronouncements.  In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29,” or SFAS 153, to produce financial reporting that more accurately represents the economics of nonmonetary exchange transactions. APB Opinion No. 29, or APB 29, provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on our consolidated financial statements.

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, that requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Previously, as permitted under Statement No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123, we recognized no compensation cost for employee stock options, other than certain accelerated vesting options. However, in accordance with SFAS 123R, pro forma disclosure of share-based payment awards as implemented under SFAS 123, is no longer an alternative.

SFAS 123R permits public companies to adopt its requirements using one of two methods:

1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) for all share-based payments granted on or after the effective date and (b) for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; or

2) A “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate their financial statements based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) for all prior periods presented or (b) for prior interim periods of the year of adoption.

The effective adoption date for SFAS 123R is the first annual reporting period for public companies that begins after June 15, 2005 and applies to all outstanding and unvested share-based payment awards at the company’s adoption date. We adopted SFAS 123R effective January 1, 2006, as required, under the modified prospective method of application. Using the guidance of the modified prospective method we do not expect to adjust our prior period financial statements. We estimate that the adoption of SFAS 123R in 2006 will result in a pre-tax charge in the statement of operations to compensation expense of approximately $21.0 million.

SFAS 123R also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow rather than an operating cash flow as required under current literature. This

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Operations and Significant Accounting Policies — (Continued)

requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. The effect of this change is conditioned on the number and timing of future stock option exercises, and as such, cannot be reasonably estimated.

In November 2005, the FASB issued Staff Position No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” or FSP 123R-3, which provides that companies may elect to use a specified “short cut” method to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting the accounting requirements of SFAS 123R, which is referred to as the APIC pool, assuming the company had been following the recognition provisions prescribed by SFAS 123. The “short cut” method is available to any company regardless of whether the company adopts SFAS 123R using the modified prospective application or the modified retrospective application transition method or whether the company has the ability to calculate the APIC pool in accordance with the guidance in Paragraph 81 of SFAS 123R. FSP 123R-3 is effective immediately when a company transitions to the accounting requirements of SFAS 123R. In accordance with FSP 123R-3, we will not determine whether we will elect to use the “short cut” method to calculate the APIC pool until such time that it becomes required.

In February 2006, the FASB issued Staff Position No. 123R-4, “Classification of Options and Similar Instruments as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event,” or FSP 123R-4, to address the classification of options and similar instruments issued as employee compensation that are required under SFAS 123R to be classified as liabilities if the entity can be required under any circumstances to settle the option or similar instrument by transferring cash or other assets. FSP 123R-4 amends SFAS 123R to allow companies to classify such options as equity if the cash settlement feature can only be exercised upon the occurrence of a contingent event that is outside the employee’s control and is not probable of occurring. On the date the contingent award becomes probable of occurring, the option or similar instrument should be accounted for as a modification from an equity award to a liability award in accordance with the guidance of SFAS 123R. The guidance in FSP 123R-4 should be applied upon the initial adoption of FAS 123R. We do not expect the adoption of FSP 123R-4 to have a material impact on our consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” or FIN 47. FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the time and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The statement is effective for companies no later than their first fiscal year ending after December 15, 2005. The adoption of FIN 47 resulted in additional asset retirement cost and asset retirement obligations of $4.8 million and $7.7 million, respectively, as of December 31, 2005. The cumulative effect of adopting FIN 47 was not material, and as such, we recorded $2.9 million of additional operating expense for accretion and $1.0 million of additional depreciation expense in the fourth quarter of 2005.

In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections,” or SFAS 154, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 applies to all voluntary changes in accounting principles, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retroactive application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical to do so. SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our consolidated financial statements except to the extent that it requires retroactive application in circumstances that would previously have been effected in the period of change under APB Opinion No. 20.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Operations and Significant Accounting Policies — (Continued)

At the June 15-16, 2005 Emerging Issues Task Force, or EITF, meeting, the EITF discussed Issue No. 05-04, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,’ ” or EITF 05-04 which addresses how a liquidated damages clause payable in cash affects the accounting for a freestanding financial instrument subject to the provisions of EITF Issue 00-19. The EITF discussed (a) whether a registration rights penalty meets the definition of a derivative and (b) whether the registration rights agreement and the financial instrument to which it pertains should be considered as a combined instrument or as separate freestanding instruments. At the September 15, 2005 EITF meeting, the EITF postponed further deliberations on EITF 05-04, and the FASB staff requested that the FASB consider a separate Derivatives Issue Guide, or DIG, issue that addresses whether a registration rights agreement is a derivative in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging.” Following the resolution of that DIG issue, the FASB staff will request that the EITF reconvene deliberations on EITF 05-04. While EITF 05-04 remains unresolved, we have determined that the liquidated damage clauses contained in our convertible note agreements have been properly considered and accounted for in accordance with the prevailing guidance.

In October 2005, the FASB issued Staff Position No. 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” or FSP No. 13-1, to address accounting for rental costs associated with building and ground operating leases. FSP No. 13-1 requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. FSP No. 13-1 is effective for the first reporting period beginning after December 15, 2005 and requires that public companies that are currently capitalizing these rental costs for operating lease arrangements entered into prior to the effective date to cease capitalizing such costs. Retroactive application in accordance with SFAS 154 is permitted but not required. We intend to implement FSP No. 13-1 effective January 1, 2006. Accordingly, we will begin expensing rental costs incurred under the construction period on January 1, 2006. We do not expect that the adoption of FSP No. 13-1 will have a material effect on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 150,” or SFAS 155. SFAS 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies that certain instruments are not subject to the requirements of SFAS 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that may contain an embedded derivative requiring bifurcation, (d) clarifies what may be an embedded derivative for certain concentrations of credit risk and (e) amends SFAS 140 to eliminate certain prohibitions related to derivatives on a qualifying special-purpose entity. SFAS 155 is effective for fiscal years beginning after September 15, 2006. We are currently evaluating the impact that SFAS 155 may have on our consolidated financial statements.

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

Over the past several years, we enhanced our financial reporting systems in our markets, while redesigning processes to increase the timeliness of internal reporting. These enhancements have been in the form of aligned financial processes and common and updated information systems. As a result of these improvements, we are able to more quickly accumulate, analyze and consolidate our financial statement information, which enabled us to eliminate the one-month reporting lag for the year ended December 31, 2004 and report consolidated results using a consistent calendar year reporting period for the entire Company. The change in reporting policy also results in the communication of more current and useful information to our investors. We believe these benefits justified the elimination of the one-month lag reporting policy and resulted in a preferable method of accounting.

Effective January 1, 2004, we accounted for the elimination of the one-month lag reporting policy as a change in accounting principle in accordance with Accounting Principle Board, or APB, Opinion No. 20, “Accounting Changes.” Under APB Opinion No. 20, a change in accounting principle is determined in the beginning of the period of change. As a result, we treated the month of December 2003, which is normally the first month in the fiscal year of our foreign operating companies, as the lag month, and our fiscal year for all of our foreign operating companies now begins with January and ends with December. Each of our successive quarterly and annual consolidated financial statements continued to follow the same basis of consolidation for our foreign operating companies. For example, our consolidated financial statements for the quarter ended March 31, 2005 reflected the consolidation of our foreign operating companies’ accounts for the period from January 1 through March 31, 2005. Based on the requirements in APB Opinion No. 20, we have not recast the comparable financial information for the year ended December 31, 2003 presented in our consolidated financial statements.

In accordance with the requirements of APB Opinion No. 20, we have reflected our foreign operating companies’ net income for December 2003 on the face of our consolidated statement of operations for the year ended December 31, 2004 as the cumulative effect of a change in accounting principle. In addition, we have reflected the related net cash flows for the month of December 2003 as a separate line item in our consolidated statement of cash flows for the year ended December 31, 2004.

The table below contains the pro forma results for the year ended December 31, 2003 reflecting the retroactive application of eliminating the one-month lag as compared to the as reported results.

	Year Ended
	December 31, 2003
	As Reported	Pro Forma
	(in thousands)

Income before cumulative effect of change in accounting principle	$81,214	$66,001

Income before cumulative effect of change in accounting principle, per common share, basic	$0.64	$0.52

Income before cumulative effect of change in accounting principle, per common share, diluted	$0.59	$0.48

Net income	$81,214	$72,153

Net income per common share, basic	$0.64	$0.57

Net income per common share, diluted	$0.59	$0.53

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Change in Accounting Principle — (Continued)

The combined statement of operations of our foreign operating companies for the month of December 2003 is as follows (in thousands):

Operating revenues
Service and other revenues	$82,108
Digital handset and accessory revenues	9,293

91,401

Operating expenses
Cost of service (exclusive of depreciation included below)	22,256
Cost of digital handset and accessory sales	12,169
Selling, general and administrative	29,460
Depreciation	5,842
Amortization	1,260

70,987

Operating income	20,414

Other income (expense)
Interest expense	(2,436)
Interest income	741
Foreign currency transaction losses, net	(5,404)
Other expense, net	(447)

(7,546)

Income before income tax provision	12,868
Income tax provision	(11,898)

Net income (cumulative effect of change in accounting principle)	$970

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

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Change in Accounting Principle — (Continued)
Change in assets and liabilities:
Accounts receivable, gross	955
Handset and accessory inventory, gross	(942)
Prepaid expenses and other assets	(582)
Other long-term assets	(1,716)
Accounts payable, accrued expenses and other	(1,636)
Current deferred revenue	1,420
Due to related parties	(1,921)
Other long-term liabilities	3,060

Net cash provided by operating activities	23,836

Cash flows from investing activities:
Capital expenditures	(22,824)

Net cash used in investing activities	(22,824)

Cash flows from financing activities:
Gross proceeds from towers financing transactions	5,890
Repayments under financing obligations	(169)

Net cash provided by financing activities	5,721

Effect of exchange rate changes on cash and cash equivalents	1,229

Net increase in cash and cash equivalents (cumulative effect of change in accounting principle)	$7,962

3.	Significant Transactions

Nextel Mexico.  In April 2005, Nextel Mexico purchased AOL Mexico, S. de R.L. de C.V. for approximately $14.1 million in cash. As a result of this transaction, we obtained AOL Mexico’s call center assets, certain accounts receivable and access to AOL Mexico’s customer list, as well as tax loss carryforwards which we believe are more likely than not to be realized. We accounted for this transaction as a purchase of assets. This acquisition is a related party transaction as one of our board members is also the president and chief executive officer of AOL Latin America. Due to this board member’s involvement with our company, he recused himself from our decision to make this acquisition. The total purchase price and net assets acquired for our AOL acquisition are presented below (in thousands):

2005

Direct cost of acquisition	$14,093

Net assets acquired:
Deferred tax assets — net operating loss carryforward	48,433
Deferred credit	(34,340)

$14,093

The deferred credit represents the excess of the estimated fair value of the tax loss carryforwards acquired over the allocated purchase price. We decrease the deferred credit as a reduction of income tax expense in proportion to the utilization of the acquired tax loss carryforwards. During 2005, we recognized $3.4 million of income tax benefit related to the deferred credit reduction. As of December 31, 2005, the remaining balance

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Significant Transactions — (Continued)

of the deferred credit was $30.4 million, and the remaining balance of the deferred tax asset related to the tax loss carryforward was $44.4 million.

On January 10, 2005, the Mexican government began an auction for wireless spectrum licenses in the 806-821 MHz to 851-866 MHz frequency band. Inversiones Nextel de Mexico, a subsidiary of Nextel Mexico, participated in this auction. The spectrum auction was divided into three separate auctions: Auction 15 for Northern Mexico Zone 1, Auction 16 for Northern Mexico Zone 2 and Auction 17 for Central and Southern Mexico. The auctions were completed between February 7 and February 11. Nextel Mexico won an average of 15 MHz of nationwide spectrum, except for Mexico City, where no spectrum was auctioned off and where Nextel Mexico has licenses covering approximately 21 MHz. The corresponding licenses and immediate use of the spectrum were granted to Inversiones Nextel de Mexico on March 17, 2005. These new licenses have an initial term of 20 years, which we have estimated to be the amortization period of the licenses, and are renewable thereafter for 20 years. Nextel Mexico paid an up-front fee of $3.4 million for these licenses, excluding certain annual fees, and $0.5 million in other capitalizable costs. The spectrum licenses that Nextel Mexico acquired will allow it to significantly expand its digital mobile network over the next one to two years, thereby allowing it to cover a substantial portion of the Mexican national geography and population.

In September 2003, Nextel Mexico purchased in cash $9.0 million of licenses from Servicios Troncalizados, S.A. de C.V. to further consolidate and expand our spectrum position in some central Mexican cities.

In August 2003, Nextel Mexico purchased all of the equity interests of Delta Comunicaciones Digitales S.A. de C.V., an analog trunking company, for a purchase price of $39.3 million. We allocated the purchase price as follows: $35.8 million to licenses, $3.0 million to customer base, $0.2 million to current assets and $0.4 million to other non-current assets. In addition, Nextel Mexico assumed $0.1 million in current liabilities. The licenses acquired provide coverage in numerous areas of Mexico, including Mexico City, Queretaro and Leon, and are intended to help consolidate and expand our spectrum position in Mexico. We are amortizing the licenses acquired over 20 years.

Nextel Brazil.  During the second quarter of 2005, Nextel Brazil acquired spectrum licenses for $8.3 million, of which it paid $0.7 million. The remaining $7.6 million is due in six annual installments beginning in 2008, and we are amortizing these licenses over 15 years.

On May 16, 2005, the Brazilian National Communications Agency, or Anatel, enacted certain substantive modifications to the SME regulations that, among other things, have the effect of treating Nextel Brazil equal to all other Brazilian SMR and SME carriers with respect to billing for use of other mobile networks. These modifications to the SME regulations became immediately effective and resulted in savings for Nextel Brazil in relation to interconnect charges made by other carriers.

Nextel Argentina.  In November 2004, Nextel Argentina purchased all of the equity interests of Radio Movil Digital Argentina S.A. (RMD), for a purchase price of $13.0 million, of which $8.5 million was paid through December 31, 2004, and the remaining $4.5 million was paid in March 2005. RMD had no operations other than its ownership of licenses for 650 channels of wireless spectrum. We allocated the purchase price to the licenses acquired ($19.5 million), a deferred tax liability ($6.6 million), which represents the tax effect of the difference between the book basis and tax basis of the acquired licenses and other miscellaneous assets ($0.1 million). We accounted for this acquisition as a purchase of assets. In connection with this acquisition, Nextel Argentina obtained 650 channels of additional spectrum that will help to consolidate and expand our spectrum position in Argentina. 150 of the channels purchased provide coverage in Buenos Aires, and the remaining 500 channels provide coverage in numerous other areas of Argentina. We are amortizing the licenses acquired over 20 years.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property, Plant and Equipment

The components of our property, plant and equipment are as follows:

	December 31,
	2005	2004
	(in thousands)

Land	$3,910	$3,842
Leasehold improvements	26,523	12,661
Digital mobile network equipment and network software	892,639	521,989
Office equipment, furniture and fixtures and other	130,936	87,242
Corporate aircraft capital lease	31,450	—
Less: Accumulated depreciation and amortization	(277,059)	(146,073)

	808,399	479,661
Construction in progress	125,524	78,586

	$933,923	$558,247

As a result of an analysis of property, plant and equipment Nextel Mexico completed in 2005, we corrected amounts related to 2004 by recording a $15.1 million decrease in leasehold improvements, a $7.6 million decrease in office equipment, furniture and fixtures and other, a $3.2 million increase in land, a $19.5 million increase in digital mobile network equipment and network software and a $0.1 million increase in accumulated depreciation. These corrections resulted in a cumulative immaterial reduction to depreciation expense that was recorded during the year ended December 31, 2005. These corrections did not impact net property, plant and equipment as of December 31, 2004.

As discussed in Note 7, during 2005, we revised the accounting for our corporate aircraft lease from operating to capital, resulting in a $28.8 million capital lease asset, net of accumulated depreciation, as of December 31, 2005.

5.	Intangible Assets

Our intangible assets consist of our licenses, customer base and trade name, all of which have finite useful lives, as follows:

	December 31, 2005			December 31, 2004
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)

Amortizable intangible assets:
Licenses	$98,009	$(15,205)	$82,804	$75,954	$(9,804)	$66,150
Customer base	42,727	(41,889)	838	40,917	(39,111)	1,806
Trade name and other	1,619	(1,619)	—	1,538	(1,538)	—

Total intangible assets	$142,355	$(58,713)	$83,642	$118,409	$(50,453)	$67,956

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Intangible Assets — (Continued)

Based solely on the carrying amount of amortizable intangible assets existing as of December 31, 2005 and current exchange rates, we estimate amortization expense for each of the next five years ending December 31 to be as follows (in thousands):

Estimated
Amortization
Years	Expense

2006	$5,596
2007	5,154
2008	5,154
2009	5,154
2010	5,154

Actual amortization expense to be reported in future periods could differ from these estimates as a result of additional acquisitions of intangibles, as well as changes in exchange rates and other relevant factors. During the years ended December 31, 2005 and 2004, we did not acquire, dispose of or write down any goodwill or intangible assets with indefinite useful lives.

6.	Balance Sheet Details

Prepaid Expenses and Other.

The components are as follows:

	December 31,
	2005	2004
	(in thousands)

Prepaid expenses	$12,778	$11,212
Value added tax receivables, current	9,951	13,385
Advances to suppliers	8,894	3,492
Insurance claims	2,851	3,000
Advertising	36	3,702
Derivative asset	—	179
Other assets	7,996	8,949

	$42,506	$43,919

Other Assets.

The components are as follows:

	December 31,
	2005	2004
	(in thousands)

Value added tax receivables	$55,116	$31,019
Deferred financing costs	20,960	16,474
Income tax receivable	16,150	15,315
Deposits and restricted cash	14,671	12,105
Long-term prepaid expenses	8,790	7,651
Handsets under operating leases	4,410	2,375
Other	905	2,048

	$121,002	$86,987

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Balance Sheet Details — (Continued)

Accrued Expenses and Other.

The components are as follows:

	December 31,
	2005	2004
	(in thousands)

Capital expenditures	$65,018	$30,880
Payroll related items and commissions	50,834	34,714
Income taxes payable	34,312	41,731
Tax and non-tax accrued contingencies	43,119	27,245
Network system and information technology payables	37,256	33,578
Non-income based taxes	20,943	18,509
Customer deposits	22,170	17,950
Professional fees	3,563	3,203
Marketing	2,829	1,316
Insurance	3,301	185
Other	28,413	21,393

	$311,758	$230,704

Other Long-Term Liabilities.

The components are as follows:

	December 31,
	2005	2004
	(in thousands)

Tax and non-tax accrued contingencies	$59,102	$47,259
Deferred credit from AOL Mexico acquisition	30,368	—
Deferred income tax liability	17,770	—
Asset retirement obligations	14,923	4,126
Severance plan liability	6,901	5,075
Derivative liability	1,174	—
Other	2,141	229

	$132,379	$56,689

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Debt

	December 31,
	2005	2004
	(in thousands)

3.5% convertible notes due 2033	$91,522	$180,000
2.875% convertible notes due 2034	300,000	300,000
2.75% convertible notes due 2025	350,000	—
Mexico syndicated loan facility	252,654	—
Tower financing obligations	127,314	118,202
Capital lease obligations	43,845	5,267
Brazil spectrum license financing	7,583	—
13.0% senior secured discount notes	40	40

Total debt	1,172,958	603,509
Less: current portion	(24,112)	(2,117)

	$1,148,846	$601,392

3.5% Convertible Notes.  Our 3.5% convertible notes due 2033, which we refer to as our 3.5% notes, are senior unsecured obligations and rank equal in right of payment with all of our other existing and future senior unsecured debt. Historically, some of our long-term debt has been secured and may be secured in the future. In addition, since we conduct all of our operations through our subsidiaries, our 3.5% notes effectively rank junior in right of payment to all liabilities of our subsidiaries. The notes bear interest at a rate of 3.5% per year, payable semi-annually in arrears and in cash on March 15 and September 15 of each year, beginning March 15, 2004. Our 3.5% notes will mature on September 15, 2033, when the entire principal balance will be due. The 3.5% notes were publicly registered, effective March 11, 2004.

On June 10, 2005 and June 20, 2005, certain noteholders converted $40.0 million and $48.5 million, respectively, principal face amount of our 3.5% convertible notes into 3,000,000 shares and 3,635,850 shares (75.0 shares issued per $1,000 of debt principal multiplied by the debt principal) in accordance with the original terms of the debt agreement. In connection with these conversions, we paid in the aggregate $8.9 million in cash as additional consideration for conversion, as well as $0.8 million of accrued interest. We recorded the $8.9 million that we paid as debt conversion expense in our consolidated statement of operations. We reclassified to paid-in capital the original remaining deferred financing costs related to the notes that were converted.

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

The 3.5% notes are convertible, at the option of the holder, into shares of our common stock at an adjusted conversion rate of 75.0 shares per $1,000 principal amount of notes, or 6,864,150 aggregate common shares, at a conversion price of about $13.34 per share. The 3.5% notes are convertible, subject to adjustment, at any time prior to the close of business on the final maturity date under any of the following circumstances:

•	during any fiscal quarter commencing after December 31, 2003, if the closing sale price of our common stock exceeds 110% of the conversion price of $13.34 per share for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Debt — (Continued)

•	during the five business day period after any five consecutive trading day period in which the trading price per note for each day of this period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the notes, or 6,864,150 aggregate common shares, subject to certain limitations;

•	if the notes have been called for redemption by us; or

•	upon the occurrence of specified corporate events, including a fundamental change, as defined in the 3.5% note agreement, the issuance of certain rights or warrants or the distribution of certain assets or debt securities.

The conversion feature related to the trading price per note meets the criteria of an embedded derivative under Statement of Financial Accounting Standards, or SFAS, No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As a result, we are required to separate the value of the conversion feature from the notes and record a liability on our consolidated balance sheet. As of December 31, 2005 and 2004, the conversion feature had a nominal value, and therefore it did not have a material impact on our financial position or results of operations. We will continue to evaluate the materiality of the value of this conversion feature on a quarterly basis and record the resulting adjustment, if any, in our consolidated balance sheet and statement of operations.

For the fiscal quarter ended December 31, 2005, the closing sale price of our common stock exceeded 110% of the conversion price of $13.34 per share for at least 20 trading days in the 30 consecutive trading days ending on December 31, 2005. As a result, the conversion contingency was met, and our 3.5% notes are currently convertible into 75.0 shares of our common stock per $1,000 principal amount of notes, or an aggregate of 6,864,150 common shares, at a conversion price of about $13.34 per share. As presented for the years ended December 31, 2005 and 2003, our calculation of diluted net income per share includes the common shares resulting from the potential conversion of our 3.5% convertible notes. As presented for the year ended December 31, 2004, our calculation of diluted net income per share does not include the common shares resulting from the potential conversion of our 3.5% convertible notes since their effect would have been antidilutive to our net income per share.

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

2.875% Convertible Notes.  In January 2004, we issued $250.0 million aggregate principal amount of 2.875% convertible notes due 2034, which we refer to as our 2.875% notes. In addition, we granted the initial purchaser an option to purchase up to an additional $50.0 million principal amount of 2.875% notes, which was exercised in full in February 2004. As a result, we issued an additional $50.0 million aggregate principal amount of 2.875% notes, resulting in total net proceeds of $291.5 million after the payment of direct issuance costs of $8.5 million, which we recorded as deferred financing costs on our consolidated balance sheet and are amortizing over five years. Our 2.875% notes are senior unsecured obligations and rank equal in right of payment with all of our other existing and future senior unsecured debt. Historically, some of our long-term debt has been secured and may be secured in the future. In addition, since we conduct all of our operations through our subsidiaries, our 2.875% notes effectively rank junior in right of payment to all liabilities of our subsidiaries. The 2.875% notes bear interest at a rate of 2.875% per year, payable semi-annually in arrears and in cash on February 1 and August 1 of each year, beginning August 1, 2004. The 2.875% notes will mature on February 1, 2034, when the entire principal balance of $300.0 million will be due. The 2.875% notes were publicly registered, effective July 22, 2004.

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

The 2.875% notes are convertible, at the option of the holder, into shares of our common stock at an adjusted conversion rate of 37.5660 shares per $1,000 principal amount of notes, or 11,269,800 aggregate common shares, at a conversion price of about $26.62 per share. The 2.875% notes are convertible, subject to adjustment, prior to the close of business on the final maturity date under any of the following circumstances:

•	during any fiscal quarter commencing after March 31, 2004, if the closing sale price of our common stock exceeds 120% of the conversion price of $26.62 per share for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

•	during the five business day period after any five consecutive trading day period in which the trading price per note for each day of this period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the notes, or 11,269,800 aggregate common shares, subject to certain limitations;

•	if the notes have been called for redemption by us; or

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Debt — (Continued)

•	upon the occurrence of specified corporate events, including a fundamental change, as defined in the 2.875% note agreement, the issuance of certain rights or warrants or the distribution of certain assets or debt securities.

We have the option to satisfy the conversion of the 2.875% notes in shares of our common stock, in cash or a combination of both.

The conversion feature related to the trading price per note meets the criteria of an embedded derivative under SFAS No. 133. As a result, we are required to separate the value of the conversion feature from the notes and record a liability on our consolidated balance sheet. As of December 31, 2005 and 2004, the conversion feature had a nominal value, and therefore it did not have a material impact on our financial position or results of operations. We will continue to evaluate the materiality of the value of this conversion feature on a quarterly basis and record the resulting adjustment, if any, in our consolidated balance sheet and statement of operations.

For the fiscal quarter ended December 31, 2005, the closing sale price of our common stock exceeded 120% of the conversion price of $26.62 per share for at least 20 trading days in the 30 consecutive trading days ending on December 31, 2005. As a result, the conversion contingency was met and our 2.875% notes are currently convertible into 37.5660 shares of our common stock per $1,000 principal amount of notes, or an aggregate of 11,269,800 common shares, at a conversion price of about $26.62 per share.

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

As presented for the year ended December 31, 2005, our calculation of diluted net income per share includes the common shares resulting from the potential conversion of our 2.875% convertible notes. As

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Debt — (Continued)

presented for the year ended December 31, 2004, our calculation of diluted net income per share does not include the common shares resulting from the potential conversion of our 2.875% convertible notes since their effect would have been antidilutive to our net income per share.

2.75% Convertible Notes.  In August 2005, we privately placed $300.0 million aggregate principal amount of 2.75% convertible notes due 2025, which we refer to as our 2.75% notes. In addition, we granted the initial purchaser an option to purchase up to an additional $50.0 million principal amount of 2.75% notes, which the initial purchaser exercised in full. As a result, we issued an additional $50.0 million aggregate principal amount of 2.75% notes, resulting in total gross proceeds of $350.0 million. We also incurred direct issuance costs of $9.0 million, which we recorded as deferred financing costs on our consolidated balance sheet and are amortizing over five years. The 2.75% notes were publicly registered, effective February 10, 2006.

Our 2.75% notes are senior unsecured obligations and rank equal in right of payment with all of our other existing and future senior unsecured debt. Historically, some of our long-term debt has been secured and may be secured in the future. In addition, since we conduct all of our operations through our subsidiaries, our 2.75% notes effectively rank junior in right of payment to all liabilities of our subsidiaries.

The 2.75% notes bear interest at a rate of 2.75% per annum on the principal amount of the notes, payable semi-annually in arrears in cash on February 15 and August 15 of each year, beginning February 15, 2006, and will mature on August 15, 2025, when the entire principal balance of $350.0 million will be due.

The noteholders have the right to require us to repurchase the 2.75% notes on August 15 of 2010, 2012, 2015 and 2020 at a repurchase price equal to 100% of their principal amount, plus any accrued and unpaid interest (including additional amounts, if any) up to, but excluding, the repurchase date. In addition, if a fundamental change or termination of trading, as defined, occurs prior to maturity, the noteholders have a right to require us to repurchase all or part of the notes at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest.

The 2.75% notes are convertible, at the option of the holder, into shares of our common stock at an adjusted conversion rate of 19.967 shares per $1,000 principal amount of notes, or 6,988,450 aggregate common shares, at a conversion price of about $50.08 per share. The 2.75% notes are convertible, subject to adjustment, prior to the close of business on the final maturity date under any of the following circumstances:

•	during any fiscal quarter commencing after September 30, 2005 if the closing sale price of our common stock exceeds 120% of the conversion price of about $50.08 for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

•	prior to July 15, 2010, during the five business day period after any five consecutive trading day period in which the trading price per note for each day of such period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of notes;

•	at any time on or after July 15, 2010; or

•	upon the occurrence of specified corporate events, including a fundamental change, as defined in the 2.75% note agreement, the issuance of certain rights or warrants or the distribution of certain assets or debt securities.

We have the option to satisfy the conversion of the notes in shares of our common stock, in cash or a combination of both.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Debt — (Continued)

The conversion feature related to the trading price per note meets the criteria of an embedded derivative under SFAS No. 133. As a result, we are required to separate the value of the conversion feature from the notes and record a liability on our consolidated balance sheet. As of December 31, 2005, the conversion feature had a nominal value, and therefore it did not have a material impact on our financial position or results of operations. We will continue to evaluate the materiality of the value of this conversion feature on a quarterly basis and record the resulting adjustment, if any, in our consolidated balance sheet and statement of operations.

For the fiscal quarter ended December 31, 2005, the closing sale price of our common stock did not exceed 120% of the conversion price of about $50.08 per share for at least 20 trading days in the 30 consecutive trading days ending on December 31, 2005. As a result, the conversion contingency was not met.

The conversion rate of the 2.75% notes is subject to adjustment if any of the following events occur:

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

Neither we, nor any of our subsidiaries, are subject to any financial covenants under our 2.75% notes. In addition, the indenture governing our 2.75% notes does not restrict us or any of our subsidiaries from paying dividends, incurring debt, or issuing or repurchasing our securities.

As presented for the year ended December 31, 2005, our calculation of diluted net income per share includes the common shares resulting from the potential conversion of our 2.75% convertible notes.

Mexico Syndicated Loan Facility.  In October 2004, we closed on a $250.0 million, five year syndicated loan facility in Mexico. Of the total amount of the facility, $129.0 million is denominated in U.S. dollars with a floating interest rate based on LIBOR (6.81% as of December 31, 2005), $31.0 million is denominated in Mexican pesos with a floating interest rate based on the Mexican reference interest rate TIIE (11.13% as of December 31, 2005), and $90.0 million is denominated in Mexican pesos, at an interest rate fixed at the time of funding (12.48%). In April 2005, we amended the credit agreement for the syndicated loan facility to extend the availability period until May 31, 2005, and in May 2005, we drew down on the loan facility for the entire $250.0 million. In July 2005, Nextel Mexico entered into an interest rate swap agreement to hedge the

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Debt — (Continued)

$31.4 million portion of the syndicated loan facility. This interest rate swap fixed the amount of interest expense associated with this portion of the syndicated loan facility commencing on August 31, 2005 and continuing over the life of the facility based on a fixed rate of about 11.95% per year (see Note 11). Due to changes in foreign currency exchange rates, the balance of the syndicated loan facility as of December 31, 2005 was $252.7 million. We did not have any borrowings outstanding under the syndicated loan facility as of December 31, 2004.

Tower Financing Obligations.  During the years ended December 31, 2005 and 2004, Nextel Mexico and Nextel Brazil sold communications towers as follows (proceeds in thousands):

	Year Ended December 31,
	2005		2004
	Towers	Proceeds	Towers	Proceeds

Nextel Mexico	7	$870	18	$3,305
Nextel Brazil	13	1,371	25	3,062

Total	20	$2,241	43	$6,367

We account for these tower sales as financing arrangements. As a result, we did not recognize any gains from the sales, and we maintain the tower assets on our balance sheet and continue to depreciate them. We recognize the proceeds received as financing obligations that will be repaid through monthly payments. To the extent that American Tower leases space on these communication towers to third party companies, our base rent and ground rent related to the towers leased are reduced. We recognize ground rent payments as operating expenses in cost of service and tower base rent payments as interest expense and a reduction in the financing obligation using the effective interest method. In addition, we recognize co-location rent payments made by the third party lessees to American Tower as other operating revenues because we are maintaining the tower assets on our balance sheet. Both the proceeds received and rent payments due are denominated in Mexican pesos for the Mexican transactions and in Brazilian reais for the Brazilian transactions. Rent payments are subject to local inflation adjustments. During the years ended December 31, 2005, 2004 and 2003, we recognized $15.2 million, $10.3 million and $3.6 million, respectively, in other operating revenues related to these co-location lease arrangements, a portion of which we recognized as interest expense.

On March 22, 2005, we amended the sale-leaseback agreement with respect to the construction and/or the acquisition by American Tower of any new towers to be constructed or purchased by our Mexican and our Brazilian operating companies. The most significant of these amendments provides for the elimination of minimum purchase and construction commitments, the establishment of new purchase commitments for the following four years, subject to certain co-location conditions, the extension for an additional four years, subject to certain conditions and limitations, of the right of American Tower to market for co-location existing and new towers and the reduction of the monthly rent payments, as well as the purchase price, of any existing towers not previously purchased or identified for purchase and of any new sites built.

Capital Lease Obligations

Corporate Aircraft Leases.  In April 2004, we entered into an agreement to lease a corporate aircraft for eight years for the purpose of enabling company employees to visit and conduct business at our various operating companies in Latin America. We originally accounted for this agreement as an operating lease. However, upon further analysis and review, in the fourth quarter of 2005, we determined that because of certain cross-default provisions in the lease, we should account for the agreement as a capital lease under EITF 97-1, “Implementation Issues in Accounting for Lease Transactions, Including Those Involving Special Purpose Entities.” As a result of this and due to a lease modification of the existing aircraft lease, in the fourth

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Debt — (Continued)

quarter of 2005, we revised the accounting for this agreement to a capital lease and recorded a capital lease asset and capital lease liability for the present value of the future minimum lease payments. We also adjusted our general and administrative expenses, depreciation and interest expense to reflect the change from an operating lease to a capital lease. As of December 31, 2005, the capital lease liability for our 2004 corporate aircraft was $29.4 million.

In November 2005, we entered into an agreement to lease a new corporate aircraft beginning in 2009 for ten years. We refer to this aircraft lease as the 2005 aircraft lease. This new aircraft, which is scheduled to be delivered in May 2009, will replace the existing corporate aircraft that we are currently leasing. We determined that in accordance with EITF 97-10, “The Effect of Lessee Involvement in Asset Construction,” we are the owner of this new corporate aircraft during its construction because we have substantially all of the construction period risks. As a result, we will record an asset for construction in progress and a corresponding long-term liability for the new aircraft as construction occurs. When construction of the new corporate aircraft is complete and the lease term begins, we will record the 2005 aircraft lease as a sale and a leaseback and evaluate the classification of the lease as capital versus operating at that time.

Upon taking delivery of the new aircraft in May 2009, we are required to immediately exercise our early purchase option on the existing aircraft and pay all amounts due under the 2004 aircraft lease. If we fail to take delivery of the new aircraft and acquire the existing aircraft, we will be subject to certain penalties under the 2004 aircraft lease and the 2005 aircraft lease. If we take delivery of the new aircraft and acquire the existing aircraft, we intend to immediately sell the existing aircraft.

In addition, we signed a demand promissory note to guarantee the total advance payments for the construction of the new aircraft to be financed by the lessor under the 2005 aircraft lease. The first scheduled advance payment occurred in November 2005. The lessor committed to make advance payments of up to $25.2 million during the construction of the new aircraft. We also provided a $1.0 million letter of credit to the lessor as security for the first advance payment, which we paid in the fourth quarter of 2005. To secure our obligations under the letter of credit agreement, we deposited approximately $1.0 million in a restricted cash account with the bank issuing the letter of credit. We have classified this amount as a long-term asset in our consolidated balance sheet as of December 31, 2005. Under the 2005 aircraft lease, we are obligated to increase the amount of the letter of credit up to a maximum of $10.0 million as the lessor makes advance payments. Under the terms of this promissory note, we are required to maintain unencumbered cash, cash equivalents, marketable securities and highly liquid investments of no less than $60.0 million at all times.

Interest accrues on the portion of the outstanding principal amount of the promissory note that is equal to or less than $10.0 million, at a variable rate of interest, adjusted monthly, equal to the monthly LIBOR rate plus 0.5% per year and the portion of the outstanding principal amount of the note in excess of $10.0 million, at a variable rate of interest, adjusted monthly, equal to the monthly LIBOR rate plus 1.75% per year. As of December 31, 2005, we recorded an asset and a liability of $1.0 million for the amount outstanding under this promissory note. In addition, for the year ended December 31, 2005, we have accrued for interest on the $1.0 million outstanding balance.

Other Capital Lease Obligations.  Under the master lease agreement with American Tower, in certain circumstances, Nextel Mexico and Nextel Brazil are permitted to co-locate communications equipment on sites owned by American Tower. Nextel Mexico and Nextel Brazil account for these co-location agreements as capital leases.

Brazil Spectrum License Financing.  During the second quarter of 2005, Nextel Brazil acquired spectrum licenses for $8.3 million, of which it paid $0.7 million. The remaining $7.6 million is due in six annual installments beginning in 2008, and we are amortizing these licenses over 15 years.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Debt — (Continued)

13.0% Senior Secured Discount Notes.  In March 2004, NII Holdings (Cayman), Ltd. (NII Cayman), one of our wholly-owned subsidiaries, retired substantially all of its $180.8 million aggregate principal amount 13.0% senior secured discount notes due 2009 through a cash tender offer, resulting in a $79.3 million pre-tax loss, including a $47.2 million write-off of the unamortized discount and $2.3 million in charges representing the write-off of debt financing costs and the payment of transaction costs. For the year ended December 31, 2004, the basic and diluted loss per share amount resulting from the loss on the early extinguishment of our 13.0% senior secured discount notes was $0.57 and $0.55, respectively.

In July 2004, the trustee for our 13.0% senior secured discount notes due 2009 released its security interests in the underlying collateral, and the remaining amount under these notes was defeased. As a result, our assets are no longer encumbered under these notes.

Brazil Equipment Facility.  In July 2003, we entered into an agreement with Motorola Credit Corporation to retire our indebtedness under the Brazil equipment facility. In connection with this agreement, in September 2003 we paid $86.0 million to Motorola Credit Corporation in consideration of all of the $103.2 million in outstanding principal as well as $5.5 million in accrued and unpaid interest under the Brazil equipment facility using a portion of the proceeds received from our convertible notes offering and common stock offering. As a result, we recognized a $22.7 million gain on the retirement of this facility as a component of income before continuing operations in our consolidated statement of operations for the year ended December 31, 2003. For the year ended December 31, 2003, the basic and diluted per share amounts resulting from the net gain on the retirement of the Brazil equipment facility were $0.53 and $0.50, respectively.

Debt Maturities.  For the years subsequent to December 31, 2005, scheduled annual maturities of all long-term debt outstanding as of December 31, 2005 are as follows (in thousands):

Principal
Year	Repayments

2006	$24,112
2007	34,925
2008	107,946
2009	109,058
2010	8,980
Thereafter	887,937

Total	$1,172,958

8.	Fair Value of Financial Instruments

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

Cash and Cash Equivalents, Short-Term Investments, Accounts Receivable, Accounts Payable, Accrued Expenses and Accrued Interest.  We believe the carrying amounts of these items are reasonable estimates of their fair values based on the short-term nature of the items.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Fair Value of Financial Instruments — (Continued)

Debt.  The estimated fair values of our convertible notes are based on quoted market prices. The carrying value of Nextel Mexico’s syndicated loan facility, our capital lease obligations and our tower financing obligations approximates their fair value.

	December 31,
	2005		2004
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in thousands)

Debt, including current portion	$1,172,958	$1,703,148	$603,509	$836,633

Derivatives.  Our derivative instruments are recorded in our consolidated balance sheet at fair value, based on market values as determined by an independent third party investment banking firm.

9.	Commitments and Contingencies

Capital and Operating Lease Commitments.

We have co-location capital lease obligations on some of our communication towers in Mexico and Brazil. The remaining terms of these lease agreements range from twelve to fifteen years. In addition, we have a capital lease obligation on our existing corporate aircraft. The remaining term of this lease agreement is six years.

We lease various cell sites, office facilities and other assets under operating leases. Some of these leases provide for annual increases in our rent payments based on changes in locally-based consumer price indices. The remaining terms of our cell site leases range from one to ten years and are generally renewable, at our option, for additional terms. The remaining terms of our office leases range from less than one to ten years. Total rent expense under operating leases was $76.9 million during 2005, $56.5 million during 2004 and $48.2 million during 2003.

For years subsequent to December 31, 2005, future minimum payments for all capital and operating lease obligations that have initial noncancelable lease terms exceeding one year, net of rental income, are as follows (in thousands):

	Capital	Operating
	Leases	Leases	Total

2006	$5,423	$73,655	$79,078
2007	5,447	61,599	67,046
2008	5,789	57,768	63,557
2009	5,908	51,950	57,858
2010	5,908	44,208	50,116
Thereafter	53,318	110,149	163,467

Total minimum lease payments	81,793	399,329	481,122
Less: imputed interest	(37,948)	—	(37,948)

Total	$43,845	$399,329	$443,174

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

In December 2005, we entered into a handset purchase agreement with Motorola, which continues our prior handset purchase relationship. In addition, this agreement sets new pricing terms for handsets, new commitments to purchase a minimum number of handsets, new limitations on Motorola’s liability in the event of their breach of the agreement, new restrictions on our ability to resell handsets and new termination provisions. The initial term of the agreement is from January 1, 2005 to December 31, 2005, and the term will automatically renew indefinitely for successive one-year periods unless it is superseded by a new agreement, terminated by either party at least ninety days prior to the expiration of the initial term or corresponding renewal term or terminated by a party after the default of the other party if such default is not remedied. In addition, in December 2005, we and each of our operating companies entered into various amendments to our existing infrastructure supply and installation services agreements with Motorola to extend the terms of these agreements to December 31, 2007.

Amendments to Infrastructure Supply and Installation Services Agreements

In December 2005, we and each of our operating companies entered into various amendments to our existing infrastructure supply and installation services agreements with Motorola to extend the terms of these agreements to December 31, 2007.

Brazilian Contingencies.

Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes and import duties based on the classification of equipment and services. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil’s petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil is also disputing various other claims. As a result of the expiration of the statute of limitations for certain contingencies during the year ended December 31, 2005, Nextel Brazil reversed $6.5 million in accrued liabilities, of which we recorded $3.2 million as a reduction to operating expenses and the remainder to other income, which represented monetary corrections.

During the year ended December 31, 2004, Nextel Brazil reduced its liabilities by $35.4 million, of which we recorded $14.4 million as a reduction to operating expenses, reclassified $12.6 million of a settled claim to current liabilities for payment, and recorded the remainder, which primarily included monetary corrections on these contingencies, in other income.

During 2003, we reversed $6.3 million in liabilities. Of this total, we recorded $4.6 million as a reduction to operating expenses and the remainder to other income.

As of December 31, 2005, Nextel Brazil had accrued liabilities of $27.6 million related to contingencies, all of which were classified in tax and non-tax accrued contingencies reported as a component of other long-term liabilities. As of December 31, 2004, Nextel Brazil had accrued liabilities of $26.4 million related to contingencies, of which $23.2 million were classified as other long-term liabilities and $3.2 million were classified as accrued expenses. The balance related to accrued contingencies increased from 2004 primarily due to foreign currency translation adjustments. Of the total accrued liabilities as of December 31, 2005 and

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Commitments and Contingencies — (Continued)

2004, Nextel Brazil had $21.7 million and $20.8 million in unasserted claims, respectively. We currently estimate the range of possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be between $74.1 million and $78.1 million as of December 31, 2005. We are continuing to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are probable and estimable.

Argentine Contingencies.

Turnover Tax.  In one of the markets in which we operate in Argentina, the city government had previously increased the turnover tax rate from 3% to 6% of revenues for cellular companies. From a regulatory standpoint, we are not considered a cellular company. As a result, we continue to pay the turnover tax at the existing rate and record a liability for the differential between the old rate and the new rate. Similarly, one of the provincial governments in one of the markets where we operate also increased their turnover tax rate from 4% to 5.85% of revenues for cellular companies. Consistent with our earlier position, we continue to pay the turnover tax at the existing rate and accrue a liability for the incremental difference in the rate. For the years ended December 31, 2005 and 2004, we recorded $8.0 million and $8.8 million as increases in liabilities for local turnover taxes.

Universal Service Tax.  During the year ended December 31, 2000, the Argentine government enacted the Universal Service Regulation, which established a tax on telecommunications licensees effective January 1, 2001, equal to 1% of telecommunications service revenue, net of applicable taxes and specified related costs. The license holder can choose either to pay the tax into a fund for universal service development or to participate directly in offering services to specific geographical areas under an annual plan designed by the federal government. Although the regulations state that this tax would be applicable beginning January 1, 2001, the authorities have not, until recently, taken the necessary actions to implement this tax, such as creating policies relating to collection or opening accounts into which the funds would be deposited. As of December 31, 2005, the accrual for this liability to the government was $5.1 million, which is included as a component of total accrued liabilities of $40.2 million as of December 31, 2005.

Nextel Argentina billed this tax as Universal Tax on customer invoices during the period from January 2001 to August 2001 for a total amount of $0.2 million. Subsequent to August 2001, Nextel Argentina did not segregate a specific charge or identify any portion of its customer billings as relating to the Universal Tax and, in fact, raised its rates and service fees to customers several times after this period unrelated to the Universal Tax. As of December 31, 2005 and 2004, we had accrued $0.2 million (from January 2001 to August 2001) for the refund.

In May 2005, the Secretariat of Communications, or the SC, passed legislation stating that the fee was an obligation of the service provider and could not be assessed to its clients. The SC also instructed the National Communication Commission, or the CNC, to request operators to reimburse all amounts collected. In July 2005, the CNC issued a resolution which required operators to reimburse amounts collected, plus interest, within 90 days.

In October 2005, Nextel Argentina sought a judicial injunction against the resolution passed in July 2005. Shortly thereafter, the SC rejected Nextel Argentina’s administrative claim and repealed the legislation passed in July 2005 that required operators to reimburse amounts collected, plus interest. The SC also instructed the CNC to issue new resolutions on a case-by-case basis. As a result, the CNC ordered Nextel Argentina to reimburse amounts collected as universal service, plus interest, using the same methodology and rate that Nextel Argentina utilizes to calculate interest charged to late-paying customers. In November 2005, Nextel Argentina filed an administrative claim and sought a judicial injunction against the legislation passed in

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Commitments and Contingencies — (Continued)

May 2005. The administrative claim and the judicial injunction that Nextel Argentina filed in November 2005 are still pending.

Also, in the fourth quarter of 2005, consumer advocate organizations started taking a more active role in this matter by filing administrative pleadings and judicial claims against other telecommunications operators. In December 2005, Nextel Argentina was notified that a consumer group filed a claim against Nextel Argentina to reimburse all amounts collected as Universal Tax.

As a result of the events described above and an opinion of counsel, during the fourth quarter of 2005, Nextel Argentina accrued $3.9 million for the amount due to its clients for the period from September 2001 to December 2005 as a reduction of operating revenues. In addition, Nextel Argentina accrued $2.5 million for interest related to these charges, which we classified as interest expense on our consolidated statement of operations. The total amount of $6.4 million is included as a component of total accrued liabilities of $40.2 million as of December 31, 2005.

As of December 31, 2005 and 2004, Nextel Argentina had accrued liabilities of $40.2 million and $21.2 million, respectively, related primarily to local turnover taxes and local government claims, all of which were classified in tax and non-tax accrued contingencies reported as a component of accrued expenses and other.

Legal Proceedings.

We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

Income Taxes.

We are subject to income taxes in both the United States and the non-U.S. jurisdictions in which we operate. Certain of our subsidiaries are under examination by the relevant taxing authorities for various tax years. We regularly assess the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. We have established tax liabilities which we believe to be adequate in relation to the potential for additional assessments. Once established, we adjust the liabilities only when there is more information available or when an event occurs necessitating a change to the liabilities. While we believe that the amount of the tax estimates is reasonable, it is possible that the ultimate outcome of current or future examinations may exceed current liabilities in amounts that could be material.

10.	Capital Stock

We currently have 300,000,000 shares of authorized common stock, par value $0.001 per share, and 10,000,000 shares of authorized undesignated preferred stock, par value $0.001 per share.

We issued 120,000,000 shares of our new common stock in connection with our emergence from Chapter 11 reorganization in November 2002, and we issued an additional 12,000,000 shares of our common stock in our September 2003 public offering. In addition, as described in Note 7, we issued 3,000,000 shares and 3,635,850 shares of our common stock in connection with the conversion of our 3.5% convertible notes on June 10, 2005 and June 21, 2005, respectively.

During the years ended December 31, 2005, 2004 and 2003, we issued common shares of stock in connection with the exercise of stock options by employees.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Capital Stock — (Continued)

As of December 31, 2005 and 2004, there were 152,147,641 shares and 139,661,410 shares of our common stock outstanding, respectively.

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

Undesignated Preferred Stock.  Our board of directors has the authority to issue undesignated preferred stock of one or more series and in connection with the creation of such series, to fix by resolution the designation, voting powers, preferences and relative, participating, optional and other special rights of such series, and the qualifications, limitations and restrictions thereof. As of December 31, 2005, we had not issued any shares of undesignated preferred stock.

Common Stock Reserved for Issuance.  As of December 31, 2005 and 2004, under our employee stock option plan, we had reserved for future issuance 26,855,316 shares and 33,446,312 shares of our common stock, respectively.

11.	Derivative Instruments

Foreign Currency Hedges

In November 2004, Nextel Mexico entered into a derivative agreement to reduce its foreign currency transaction risk associated with a portion of its 2005 U.S. dollar forecasted capital expenditures and handset purchases. This risk was hedged by forecasting Nextel Mexico’s capital expenditures and handset purchases for a 12-month period that began in January 2005. Under this agreement, Nextel Mexico purchased a U.S. dollar call option for $3.6 million and sold a call option on the Mexican peso for $0.9 million for a net cost of $2.7 million, which we refer to as the net purchased option. Nextel Mexico’s objective for entering into this derivative transaction was for protection from adverse economic or financial impacts of foreign exchange rate changes.

We recorded the initial net purchase price of the derivative instrument as a non-current asset of $2.7 million in November 2004. As of December 31, 2005, our net purchase option, designated as a cash flow hedge, decreased in value by $2.7 million as the hedge expired in December 2005. We recorded this amount, net of tax, to accumulated other comprehensive loss in the stockholders’ equity section of our consolidated balance sheet. During the year ended December 31, 2005, we reclassified $4.2 million from accumulated other comprehensive loss to other expense since the underlying capital expenditures and purchased handsets had impacted earnings. As of December 31, 2005, we had $1.6 million of accumulated other comprehensive loss remaining related to this hedge. We will reclassify this amount to other expense as the underlying capital expenditures and purchased handsets impact our earnings in future periods.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Derivative Instruments — (Continued)

In September 2005, Nextel Mexico entered into a derivative agreement to reduce its foreign currency transaction risk associated with a portion of its 2006 U.S. dollar forecasted capital expenditures and handset purchases. This risk is hedged by forecasting Nextel Mexico’s capital expenditures and handset purchases for a 12-month period that began in January 2006. Under this agreement, Nextel Mexico purchased a U.S. dollar call option for $3.6 million and sold a call option on the Mexican peso for $1.1 million for a net cost of $2.5 million. We recorded the initial net purchase price of the derivative instrument as a non-current asset of $2.5 million in September 2005. As of December 31, 2005, our net purchased option, which is designated as a cash flow hedge, decreased in value by $3.0 million. We recorded this amount, net of tax, to accumulated other comprehensive loss.

In October 2005, Nextel Mexico entered into another derivative agreement to further reduce its foreign currency transaction risk associated with a portion of its 2006 U.S. dollar forecasted capital expenditures and handset purchases. This risk is hedged by forecasting Nextel Mexico’s capital expenditures and handset purchases for a 12-month period that began in January 2006. Under this agreement, Nextel Mexico purchased a U.S. dollar call option for $1.4 million and sold a call option on the Mexican peso for $0.3 million for a net cost of $1.1 million. As of December 31, 2005, our net purchased option, which is designated as a cash flow hedge, decreased in value by $0.7 million. We recorded this amount, net of tax, to accumulated other comprehensive loss.

Interest Rate Swap

In July 2005, Nextel Mexico entered into an interest rate swap agreement to hedge the variability of future cash flows associated with the $31.0 million Mexican peso-denominated variable interest rate portion of its $250.0 million syndicated loan facility. Under the interest rate swap, Nextel Mexico agreed to exchange the difference between the variable Mexican reference interest rate, TIIE, and a fixed interest rate, based on a notional amount of $31.4 million. The interest rate swap fixed the amount of interest expense associated with this portion of the syndicated loan facility commencing on August 31, 2005 and will continue over the life of the facility based on a fixed rate of about 11.95% per year.

The interest rate swap qualifies for cash flow hedge accounting under SFAS No. 133. As a result, and because the instrument is 100% effective in hedging interest exposure, we record, net of any tax, the unrealized gain or loss upon measuring the change in the swap at its fair value at each balance sheet date as a component of other comprehensive income and either a derivative instrument asset or liability on the balance sheet. We reclassify the amount recorded as a component of other comprehensive income into earnings as the future interest payments affect earnings. As of December 31, 2005, we recognized a cumulative unrealized pre-tax loss of $1.2 million, which represents the current fair value of the interest rate swap, net of tax, in accumulated other comprehensive loss and a corresponding liability on our consolidated balance sheet.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Derivative Instruments — (Continued)

The carrying values of our derivative instruments, which represent fair values, as of December 31, 2005 and 2004 are as follows:

	2006
	Foreign	2005	Total
	Currency	Interest	December 31,
	Hedge	Rate Swap	2005
	(in thousands)

Purchased call options	$2,016	$—	$2,016
Written put options	(2,250)	—	(2,250)

Net purchased option	(234)	—	(234)
Interest rate swap	—	(1,174)	(1,174)

Net derivative liability	$(234)	$(1,174)	$(1,408)

December 31,
2004
(in thousands)

Purchased call options	$2,135
Written put options	(1,967)

Net purchased option	$168

12.  Income Taxes

The components of the income tax (provision) benefit from continuing operations are as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003

Current:
Federal	$(5,076)	$134	$23,252
State	(566)	—	—
Foreign	(70,460)	(48,650)	(23,784)

Total current income tax provision	(76,102)	(48,516)	(532)

Deferred:
Federal	(28,297)	(4,230)	(2,646)
State	(3,143)	(510)	—
Foreign	(18,253)	(25,935)	(48,449)

Total deferred income tax provision	(49,693)	(30,675)	(51,095)

Total income tax provision	$(125,795)	$(79,191)	$(51,627)

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  Income Taxes — (Continued)

A reconciliation of the U.S. statutory Federal income tax rate to our effective tax rate as a percentage of income before taxes is as follows:

	Year Ended December 31,
	2005	2004	2003

Statutory Federal tax rate	35%	35%	35%
State taxes, net of Federal tax benefit	1	—	—
Effect of foreign operations	(4)	(4)	(1)
Non-consolidated subsidiary adjustments	—	—	(1)
Change in deferred tax asset valuation allowance	3	17	15
Intercompany transactions	6	7	—
Withholding tax and tax on subpart F income	3	—	(11)
Loss on Mexican fixed asset disposals	—	(1)	—
Non-deductible expenses	—	2	—
Foreign tax rate reduction	—	3	—
Inflation adjustments	(2)	—	—
Amortization of acquired tax benefits (deferred credit)	(1)	—	—
Other	1	(1)	2

Income tax provision	42%	58%	39%

Significant components of our deferred tax assets and liabilities consist of the following:

	December 31,
	2005	2004
	(in thousands)

Deferred tax assets:
Net operating losses and capital loss carryforwards	$325,792	$273,809
Allowance for doubtful accounts	17,799	12,156
Provision for expenses	24,756	17,658
Accrual for contingent liabilities	9,371	11,327
Intangible assets	38,687	6,382
Property, plant and equipment	201,841	206,682
Capital lease obligations	51,866	13,808
Deferred revenue	14,255	3,303
Other	32,990	15,287

	717,357	560,412
Valuation allowance	(417,341)	(365,136)

Total deferred tax asset	300,016	195,276

Deferred tax liabilities:
Intangible assets	16,323	9,961
Property, plant and equipment	12,209	703
Other	13,103	12,587

Total deferred tax liability	41,635	23,251

Net deferred tax asset	$258,381	$172,025

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  Income Taxes — (Continued)

During 2005, we identified errors in the notes to our consolidated financial statements for the year ended December 31, 2004 related to deferred tax assets and liabilities of Nextel Brazil. As a result of the Brazil errors, we increased the gross deferred tax asset and valuation allowance by $69.8 million and $111.1 million, respectively, and decreased the total deferred tax liability by $41.3 million as of December 31, 2004 in the preceding schedule of deferred tax assets and liabilities. These adjustments did not change the net deferred tax asset disclosed above, nor did they change any financial statement line item.

In addition, we identified errors related to deferred tax assets primarily in Mexico. As a result, we decreased the valuation allowance and increased paid-in capital by $33.5 million during 2005. The increase to paid-in capital recorded in 2005 of $33.5 million should have been recorded in 2004 as part of the reversal of our deferred tax asset valuation allowance that existed as of the reorganization date. In accordance with SOP 90-7, when valuation allowances on deferred tax assets are reversed following an entity’s emergence from reorganization, the resulting credit should first reduce the carrying value of intangible assets existing at the reorganization date and then increase paid-in capital.

We have not recorded a deferred tax liability on Nextel Brazil’s unrealized foreign currency gain on the intercompany loan from NII as it is our intention to not subject that unrealized gain to Brazilian tax. If this gain is subject to tax, it could result in an additional income tax liability. As of December 31, 2005, the cumulative amount of additional tax liability would have been approximately $54.5 million.

We have not recorded a provision for U.S. Federal and state or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries. It is our intention to indefinitely reinvest the undistributed earnings of our foreign subsidiaries outside the United States and accordingly, we have not recorded U.S. deferred income taxes or foreign withholding taxes with respect to such earnings. Should the earnings be remitted to the U.S. as dividends, we may be subject to additional U.S. income taxes (net of allowable foreign tax credits) and foreign withholding taxes. It is not practicable to estimate the amount of any additional taxes which may be payable on the undistributed earnings.

As of December 31, 2005, we had approximately $104.8 million of net operating loss carryforwards for U.S. Federal income tax purposes that expire beginning at various periods from 2010 to 2024. The timing and manner in which we will utilize the net operating loss carryforwards in any year, or in total, may be limited in the future under the provisions of Internal Revenue Code Section 382 regarding changes in our ownership.

As of December 31, 2005, we had approximately $169.4 million, $52.1 million and $69.0 million of net operating loss carryforwards in our Mexican, Argentine, and Peruvian subsidiaries, respectively. These carryforwards expire in various amounts and at various periods from 2006 to 2014. Nextel Chile had approximately $22.9 million of net operating loss carryforwards that can be carried forward indefinitely. In addition, our Brazilian subsidiaries had approximately $571.2 million of net operating loss carryforwards that can also be carried forward indefinitely, but the amount that we can utilize annually is limited to 30% of Brazilian taxable income before the net operating loss deduction. Our foreign subsidiaries’ ability to utilize the foreign tax net operating losses in any single year ultimately depends upon their ability to generate sufficient taxable income.

During 2005, we increased the deferred tax asset valuation allowance by $52.2 million due mainly to increased net operating loss carryforwards in Brazil and the U.S., for which it is more likely than not that the benefits will not be realized, partially offset by decreases of the deferred tax asset valuation allowance in Argentina and Peru due to changes in our projections of the future taxable income that will be generated in those markets.

During 2004, we decreased the deferred tax asset valuation allowance by $9.7 million due mainly to decreases of $170.2 million of deferred tax asset valuation allowances in Mexico, Argentina and Peru as

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  Income Taxes — (Continued)

mainly to increased net operating loss carryforwards in Brazil for which it is more likely than not that the benefits will not be realized.

In accordance with SOP 90-7, we recognize decreases in the deferred tax asset valuation allowance that existed at the reorganization date first as a reduction in the carrying value of our intangible assets existing at the reorganization date until fully exhausted, and then as an increase to paid-in capital. As of December 31, 2004, we have reduced to zero the carrying value of our intangible assets existing at the reorganization date. We will record the future decreases, if any, of the valuation allowance existing on the reorganization date as an increase to paid-in capital and decreases, if any, of the post-reorganization valuation allowance as a benefit to our income tax provision. The following table reflects the impact on our intangible assets, stockholders’ equity and income tax provision of the deferred tax asset valuation allowance decreases that we recorded during 2005 and 2004 in accordance with SOP 90-7 (in thousands):

	Year Ended	Year Ended
	December 31, 2005	December 31, 2004

Reduction to intangible assets	$—	$27,870
Increase to stockholders’ equity	69,228	128,922
Reduction to income tax provision	1,240	13,422

Total	$70,468	$170,214

As of December 31, 2005, Nextel Brazil, Nextel Chile and Nextel Mexico have $366.2 million, $3.9 million, and $3.7 million of deferred tax asset valuation allowances, respectively. In addition, our U.S. operations have $43.5 million of deferred tax asset valuation allowance as of December 31, 2005. Of the total $417.3 million consolidated deferred tax asset valuation allowance as of December 31, 2005, $337.3 million existed as of our emergence from Chapter 11 reorganization and therefore, any future decreases in this amount will be recorded in accordance with SOP 90-7 as an increase to paid-in capital. In addition, $43.5 million relates to the tax benefit of employee stock option exercises and, if realized, will result in an increase to paid-in capital.

Realization of any additional deferred tax assets in any of our markets depends on future profitability in these markets. Our ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, technology trends, political uncertainties, competitive pressures and other factors beyond management’s control. If our operations demonstrate profitability, we may reverse additional deferred tax asset valuation allowances by jurisdiction in the future. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our foreign operating companies and in our U.S. companies throughout 2006 to determine the appropriate level of valuation allowance.

In 1998, Nextel Peru entered into a 10-year tax stability agreement with the Peruvian government that suspends its net operating loss carryforwards from expiring until Nextel Peru generates taxable income. Once Nextel Peru generates taxable income, Nextel Peru has four years to utilize those tax loss carryforwards and any taxable income in excess of the tax loss carryforwards will be taxed at 30%. During 2005, Nextel Peru generated taxable income and utilized a portion of the tax loss carryforwards. The remaining tax loss carryforwards in Peru will expire on December 31, 2008 if not used by that date. At this time, we believe it is more likely than not that these tax loss carryforwards will be fully utilized prior to their expiration.

In December 2004, the Mexican government enacted tax legislation, effective January 1, 2005, which reduced the corporate tax rate to 30% for 2005, and will further reduce the corporate tax rate to 29% for 2006 and 28% for 2007. As a result, we recorded a $3.4 million increase to our income tax provision for the year ended December 31, 2004 reflecting the impact of these rate changes on our net deferred tax assets.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  Income Taxes — (Continued)

We are subject to income taxes in both the United States and the non-U.S. jurisdictions in which we operate. Certain of our subsidiaries are under examination by the relevant taxing authorities for various tax years. We regularly assess the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. We have established tax reserves, which we believe to be adequate in relation to the potential for additional assessments. Once established, we adjust the reserves only when there is more information available or when an event occurs necessitating a change to the reserves. While we believe that the amount of the tax estimates is reasonable, it is possible that the ultimate outcome of current or future examinations may exceed current reserves in amounts that could be material.

During 2004, Nextel Mexico amended its Mexican Federal income tax returns in order to reverse a benefit previously claimed for a disputed provision of the Federal income tax law covering deductions and gains from the sale of property. We filed the amended returns in order to avoid potential penalties and we also filed administrative petitions seeking clarification of our right to the tax benefits claimed on the original income tax returns. The tax authorities constructively denied our administrative petitions in January 2005 and in May 2005 we filed an annulment suit challenging the constructive denial. Resolution of the annulment suit is still pending. Based on an opinion by our independent legal counsel in Mexico, we believe it is probable that we will recover this amount. Our consolidated balance sheet as of December 31, 2005 includes a $16.2 million income tax receivable regarding this matter, which is the benefit reflected in our income tax provisions for the years ended December 31, 2005, 2004 and 2003.

13.  Employee Stock and Benefit Plans

Employee Stock Option Plans.  Under our Revised Third Amended Joint Plan of Reorganization, on November 12, 2002 we adopted the 2002 Management Incentive Plan for the benefit of our employees and directors. The 2002 Management Incentive Plan provides equity and equity-related incentives to non-affiliate directors, officers or key employees of, and consultants to, our company up to a maximum of 13,333,332 shares of common stock, subject to adjustments. The 2002 Management Incentive Plan provides for the issuance of options for the purchase of shares of common stock, as well as grants of shares of common stock where the recipient’s rights may vest upon the fulfillment of specified performance targets or the recipient’s continued employment by our company for a specified period, or in which the recipient’s rights may be subject to forfeiture upon a termination of employment. The Management Incentive Plan also provides for the issuance to non-affiliate directors, officers or key employees of, and consultants to, our company of stock appreciation rights whose value is tied to the market value per share, as defined in the Management Incentive Plan, of the common stock, and performance units that entitle the recipients to payments upon the attainment of specified performance goals.

In April 2004, our Board of Directors adopted the 2004 Incentive Compensation Plan, which provides us the opportunity to compensate selected employees with stock options, stock appreciation rights (SAR), stock awards, performance share awards, incentive awards, and/or stock units. The Incentive Compensation Plan provides equity and equity-related incentives to directors, officers or key employees of, and consultants to, our company up to a maximum of 39,600,000 shares of common stock subject to adjustments. A stock option entitles the optionee to purchase shares of common stock from us at the specified exercise price. A stock appreciation right entitles the holder to receive the excess of the fair market value of each share of common stock encompassed by such stock appreciation rights over the initial value of such share as determined on the date of grant. Stock awards consist of awards of common stock, subject to certain restrictions specified in the Incentive Compensation Plan. An award of performance shares entitles the participant to receive cash, shares of common stock, stock units, or a combination thereof if certain requirements are satisfied. An incentive

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.  Employee Stock and Benefit Plans — (Continued)

award is a cash-denominated award that entitles the participant to receive a payment in cash or common stock, stock units, or a combination thereof. Stock units are awards stated with reference to a specified number of shares of common stock that entitle the holder to receive a payment for each stock unit equal to the fair market value of a share of common stock on the date of payment. All grants or awards made under the Incentive Compensation Plan are governed by written agreements between us and the participants.

A summary of the activity under our stock option plans is as follows:

		Weighted Average
	Options	Exercise Price

Outstanding, January 1, 2003	13,314,600	$0.42
Granted	334,800	5.47
Exercised	(5,766,420)	0.44
Cancelled	(637,620)	0.42

Outstanding, December 31, 2003	7,245,360	0.64
Granted	5,370,400	18.93
Exercised	(1,894,996)	0.60
Cancelled	(183,660)	11.60

Outstanding, December 31, 2004	10,537,104	9.78
Granted	7,019,500	26.48
Exercised	(5,850,381)	4.08
Cancelled	(436,004)	20.99

Outstanding, December 31, 2005	11,270,219	22.70

Exercisable, December 31, 2003	2,052,360	0.47

Exercisable, December 31, 2004	3,897,214	0.50

Exercisable, December 31, 2005	619,769	6.03

As of December 31, 2005, the maximum term of outstanding stock options was 9.9 years and the weighted average remaining life of outstanding stock options was 8.9 years.

Following is a summary of the status of employee stock options outstanding and exercisable as of December 31, 2005:

	Options Outstanding			Options Exercisable
			Weighted Average		Weighted Average
Exercise Price or		Weighted Average	Exercise		Exercise
Range	Shares	Remaining Life	Price	Shares	Price

$0.42	417,095	6.9 years	$0.42	417,095	$0.42
4.31 - 16.76	184,600	7.7 years	10.39	31,400	10.04
18.97 - 25.12	3,853,024	8.3 years	18.99	171,274	18.98
26.20 - 43.35	6,815,500	9.3 years	26.49	—	—

	11,270,219			619,769

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.  Employee Stock and Benefit Plans — (Continued)

All options that we granted during the years ended December 31, 2005, 2004 and 2003 had an exercise price equal to the fair value at the date of grant.

Fair Value Disclosures.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following assumptions:

	2005	2004	2003

Expected stock price volatility	30.5%	45%	59% - 64%
Risk-free interest rate	3.7 - 4.5%	3.1%	3.2% - 4.4%
Expected life in years	4	4	5
Expected dividend yield	0.00%	0.00%	0.00%
Forfeiture rate	3.50%	1.00%	1.00%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models such as the Black-Scholes model require the input of highly subjective assumptions, including the expected stock price volatility. Because stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, we believe that the existing models do not necessarily provide a reliable single measure of the fair value of the stock options. The weighted average estimated fair value of the stock options granted during the year ended December 31, 2005 was $7.90, during the year ended December 31, 2004 was $7.49 and during the year ended December 31, 2003 was $3.02.

Generally, our stock options are non-transferable, except to family members or by will, and the actual value of the stock options that a recipient may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price. Since our new common stock at emergence from reorganization did not begin trading publicly until November 21, 2002, we based our assumptions for stock price volatility for 2003 in part on the historical variance of weekly closing prices of Nextel Communications’ class A common stock.

Employee Benefit Plan.  Effective January 1, 2003, we implemented a defined contribution plan established pursuant to section 401(k) of the Internal Revenue Code under which some of our officers and employees are eligible to participate. Participants may contribute up to 15% of their compensation and be fully vested over four years of employment. We provide a matching contribution of 100% of the first 4% of salary contributed by the employee. Our contributions to this plan were about $483,000, $438,000 and $399,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Nextel Mexico Pension Plan.  We have a pension plan which is administered in accordance with local laws and income tax regulations. We do not expect contributions to this plan to be material in 2006 or thereafter.

14.  Related Party Transactions

Transactions with Nextel Communications, Inc.

Following Nextel Communications’ sale of 18,000,000 shares of our common stock on November 13, 2003, Nextel Communications owned 24,712,128 shares of our common stock, either directly or indirectly, which represented approximately 17.9% and 17.7% of our issued and outstanding shares of common stock as of December 31, 2003 and 2004, respectively.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.  Related Party Transactions — (Continued)

Following Nextel Communications’ sale of 10,000,000 shares of our common stock on September 7, 2005, Nextel Communications owned, as of December 31, 2005, either directly or indirectly, 14,712,128 shares of our common stock, which represents approximately 9.7% of our issued and outstanding shares of common stock.

The following are descriptions of other significant transactions consummated with Nextel Communications on November 12, 2002 under our confirmed plan of reorganization.

New Spectrum Use and Build-Out Agreement

On November 12, 2002, we and Nextel Communications entered into a new spectrum use and build-out agreement. Under this agreement, certain of our subsidiaries committed to complete the construction of our network in the Baja region of Mexico, in exchange for cash proceeds from Nextel Communications of $50.0 million, of which $25.0 million was received in each of 2002 and 2003. We recorded the $50.0 million as deferred revenues, and we are recognizing the revenue ratably over 15.5 years, the then remaining useful life of our licenses in Tijuana. As of December 31, 2005 and 2004, we had recorded $42.5 million and $45.7 million, respectively, of deferred revenues related to this agreement, of which $39.3 million and $42.5 million are classified as long-term, respectively. We commenced service on our network in the Baja region of Mexico in September 2003. As a result, during the years ended December 31, 2005, 2004 and 2003, we recognized $3.2 million, $3.5 million and $0.8 million, respectively, in revenues related to this arrangement.

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

Amended and Restated Overhead Services Agreement with Nextel Communications

We had an overhead services agreement with Nextel Communications in effect through November 11, 2002. On November 12, 2002, we entered into an amended and restated overhead services agreement, under which Nextel Communications will provide us, for agreed upon service fees, certain (i) information technology services, (ii) payroll and employee benefit services, (iii) procurement services, (iv) engineering and technical services, (v) marketing and sales services, and (vi) accounts payable services. Either Nextel Communications or we can terminate one or more of the other services at any time with 30 days advance notice. Effective January 1, 2003, we terminated Nextel Communications’ payroll and employee benefit services, procurement services and accounts payable services. Effective October 15, 2004, we terminated all other services with the exception of engineering and technical services and marketing and sales services. In addition, effective February 15, 2006, we terminated in its entirety the overhead services agreement with Nextel Communications.

We periodically reimburse Nextel Communications for costs incurred under the overhead services agreements, which totaled $0.8 million during 2005, $0.9 million during 2004 and $0.5 million during 2003. In the past, we have also reimbursed Nextel Communications for some vendor payments made on our behalf. However, we did not reimburse Nextel Communications for any vendor payments during 2005 or 2004.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.  Related Party Transactions — (Continued)

Third Amended and Restated Trademark License Agreement with Nextel Communications, Inc.

On November 12, 2002, we entered into a third amended and restated trademark license agreement with Nextel Communications, which superseded a previous trademark license agreement. Under the new agreement, Nextel Communications granted to us an exclusive, royalty-free license to use within Latin America, excluding Puerto Rico, certain trademarks, including but not limited to the mark “Nextel.” The license agreement continues indefinitely unless terminated by Nextel Communications upon 60 days notice if we commit any one of several specified defaults and fail to cure the default within a 60 day period. The net carrying value of the trademark was $3.2 million as of December 31, 2003. As of December 31, 2004, the net carrying value of the trademark was fully exhausted as the result of the reversal of valuation allowances related to deferred tax assets generated subsequent to our reorganization. Under a side agreement, until the sooner of November 12, 2007 or the termination of the new agreement, Nextel Communications agreed not to offer iDEN service in Latin America, other than in Puerto Rico, and we agreed not to offer iDEN service in the United States.

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

The total receivable due from Nextel Communications, which represents roaming charges that we billed to Nextel Communications for their customers’ use of our digital mobile networks in our markets and is included in accounts receivable on our consolidated balance sheet, and total payable due to Nextel Communications, which is included in accrued expenses and other on our consolidated balance sheet, as of December 31, 2005 and 2004 are as follows:

	December 31,
	2005	2004
	(in thousands)

Due from Nextel Communications	$4,196	$2,978
Due to Nextel Communications	1,442	2,867

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.  Related Party Transactions — (Continued)

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

We continue to have a number of important strategic and commercial relationships with Motorola. Our key relationships with Motorola include the following:

•	Digital mobile network equipment — We purchase a substantial portion of our digital mobile network equipment and related software from Motorola. Our equipment purchase agreements with Motorola govern our rights and obligations regarding purchases of digital mobile network equipment manufactured by Motorola;

•	Handsets — We also purchase handsets and accessories from Motorola;

•	Software upgrades and maintenance — Motorola and we have agreed to warranty and maintenance programs and specified indemnity arrangements; and

•	Training and other — We pay Motorola for handset service and repair and training and are reimbursed for costs we incur under various marketing and promotional arrangements. These marketing and promotional reimbursements totaled $2.5 million through September 13, 2004, the date of Mr. Wright’s resignation from our board of directors, and $3.0 million in 2003.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.  Related Party Transactions — (Continued)

Our purchases from Motorola during the year ended December 31, 2004, which include transactions through September 13, 2004, the date of Mr. Wright’s resignation from our board of directors, and the year ended December 31, 2003 consisted of the following (in thousands):

	Year Ended December 31,
	2004	2003

Digital mobile network equipment	$51,948	$54,756
Handsets	171,120	125,178
Software upgrades and maintenance	9,611	14,293
Training and other	79	537

	$232,758	$194,764

Other Relationship.

On February 14, 2006, we elected Mr. John Donovan, President and Chief Executive Officer of inCode, a wireless business and technology consulting company, to our Board of Directors in order to fill a vacancy. InCode has performed various consulting services for us in the past. During the years ended December 31, 2005 and 2004, we paid inCode $0.2 million and $0.3 million, respectively. We did not pay any amounts to inCode during the year ended December 31, 2003.

15.	Segment Information

We have determined that our reportable segments are those that are based on our method of internal reporting, which disaggregates our business by geographical location. Our reportable segments are: (1) Mexico, (2) Brazil, (3) Argentina and (4) Peru. The operations of all other businesses that fall below the segment reporting thresholds are included in the “Corporate and other” segment below. This segment includes our Chilean operating companies, our corporate operations in the U.S. and our Cayman entity that issued our senior secured discount notes. We evaluate performance of these segments and provide resources to them based on operating income before depreciation and amortization and impairment, restructuring and other charges, which we refer to as segment earnings. We allocated $68.1 million, $56.6 million and $18.8 million in corporate overhead costs to Nextel Mexico during the years ended December 31, 2005, 2004 and 2003 and we treat a portion of these allocated amounts as tax deductions, where relevant. The segment information below does not reflect the allocations of the corporate overhead costs because the amounts of these expenses are not provided to or used by our chief operating decision maker in making operating decisions related to these segments.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.  Segment Information — (Continued)

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated
	(in thousands)
Year Ended December 31, 2005
Service and other revenues	$986,936	$321,655	$248,262	$108,544	$1,886	$(670)	$1,666,613
Digital handset and accessory revenues	26,384	25,875	21,310	5,657	—	—	79,226

Operating revenues	$1,013,320	$347,530	$269,572	$114,201	$1,886	$(670)	$1,745,839

Segment earnings (losses)	$399,698	$44,191	$70,832	$26,371	$(56,331)	$—	$484,761
Depreciation and amortization	(69,300)	(31,768)	(16,460)	(8,718)	(4,279)	393	(130,132)

Operating income (loss)	330,398	12,423	54,372	17,653	(60,610)	393	354,629
Interest expense, net	(28,670)	(18,113)	(5,407)	(152)	(20,202)	74	(72,470)
Interest income	22,465	1,941	661	880	6,738	(74)	32,611
Foreign currency transaction gains, net	2,602	225	500	20	10	—	3,357
Debt conversion expense	—	—	—	—	(8,930)	—	(8,930)
Other expense, net	(4,167)	(3,817)	(33)	(11)	(593)	—	(8,621)

Income (loss) before income tax	$322,628	$(7,341)	$50,093	$18,390	$(83,587)	$393	$300,576

Capital expenditures	$208,286	$150,159	$52,562	$25,152	$33,707	$—	$469,866

Year Ended December 31, 2004
Service and other revenues	$749,923	$192,830	$177,658	$93,328	$1,574	$(476)	$1,214,837
Digital handset and accessory revenues	26,002	19,186	17,141	2,742	—	—	65,071

Operating revenues	$775,925	$212,016	$194,799	$96,070	$1,574	$(476)	$1,279,908

Segment earnings (losses)	$324,250	$13,531	$42,096	$19,852	$(50,991)	$—	$348,738
Depreciation and amortization	(67,322)	(13,081)	(11,512)	(5,795)	(1,080)	415	(98,375)

Operating income (loss)	256,928	450	30,584	14,057	(52,071)	415	250,363
Interest expense, net	(18,902)	(12,054)	(3,161)	(188)	(20,950)	142	(55,113)
Interest income	3,648	2,733	416	2,707	3,335	(142)	12,697
Foreign currency transaction gains (losses), net	8,613	575	(266)	273	15	—	9,210
Loss on extinguishment of debt	—	—	—	—	(79,327)	—	(79,327)
Other (expense) income, net	(576)	(1,819)	184	483	(449)	(143)	(2,320)

Income (loss) before income tax	$249,711	$(10,115)	$27,757	$17,332	$(149,447)	$272	$135,510

Capital expenditures	$101,682	$72,370	$53,174	$20,255	$2,424	$(143)	$249,762

Year Ended December 31, 2003
Service and other revenues	$559,198	$138,244	$106,730	$90,391	$1,567	$(515)	$895,615
Digital handset and accessory revenues	19,170	10,301	11,413	2,184	4	—	43,072

Operating revenues	$578,368	$148,545	$118,143	$92,575	$1,571	$(515)	$938,687

Segment earnings (losses)	$215,303	$13,603	$32,668	$20,939	$(35,506)	$—	$247,007
Depreciation and amortization	(67,681)	(4,520)	(3,983)	(3,054)	(755)	492	(79,501)

Operating income (loss)	147,622	9,083	28,685	17,885	(36,261)	492	167,506
Interest expense, net	(19,762)	(11,165)	(61)	(2,027)	(36,683)	5,075	(64,623)
Interest income	2,609	5,747	520	85	6,978	(5,075)	10,864
Foreign currency transaction (losses) gains, net	(16,381)	23,751	1,335	165	(14)	—	8,856
Gain (loss) on extinguishment of debt	—	22,739	—	—	(335)	—	22,404
Other (expense) income, net	(959)	(8,239)	8,383	(328)	(8,564)	(2,459)	(12,166)

Income (loss) before income tax	$113,129	$41,916	$38,862	$15,780	$(74,879)	$(1,967)	$132,841

Capital expenditures	$139,896	$32,993	$22,919	$15,876	$2,663	$—	$214,347

December 31, 2005
Property, plant and equipment, net	$486,841	$247,222	$108,238	$59,388	$33,187	$(953)	$933,923

Identifiable assets	$1,459,298	$401,013	$274,397	$148,429	$338,780	$(953)	$2,620,964

December 31, 2004
Property, plant and equipment, net	$328,021	$111,031	$73,674	$43,107	$3,761	$(1,347)	$558,247

Identifiable assets	$774,058	$234,091	$223,180	$114,354	$146,944	$(1,347)	$1,491,280

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	(in thousands, except per share amounts)

2005
Operating revenues	$370,207	$410,656	$452,365	$512,611
Operating income	74,207	88,741	94,435	97,246
Net income	45,038	30,512	49,842	49,389
Net income, per common share, basic	$0.32	$0.21	$0.33	$0.33

Net income, per common share, diluted	$0.28	$0.20	$0.30	$0.29

	First	Second	Third	Fourth
	(in thousands, except per share amounts)

2004
Operating revenues	$287,691	$303,896	$325,424	$362,897
Operating income	57,273	57,713	56,052	79,325
Cumulative effect of change in accounting principle, net of income taxes of $11,898	970	—	—	—
Net (loss) income	(51,776)	29,767	22,606	56,692
Cumulative effect of change in accounting principle, per common share, basic	$0.01	$—	$—	$—

Net (loss) income, per common share, basic	$(0.37)	$0.21	$0.16	$0.41

Cumulative effect of change in accounting principle, per common share, diluted	$0.01	$—	$—	$—

Net (loss) income, per common share, diluted	$(0.37)	$0.20	$0.15	$0.35

Significant events that occurred during the fourth quarter of 2005 are described in Notes 3, 7, 9, 11 and 14.

During 2005, we identified errors in our financial statements for 2004 and the first three quarters of 2005. As a result of these errors and the resulting corrections, we increased operating income $1.8 million, $0.8 million and $2.1 million in the first, second and third quarters of 2005, respectively. We decreased operating income $2.7 million in the fourth quarter of 2005 related to these errors. We decreased net income $2.4 million, $0.1 million and $1.7 million in the first, third and fourth quarters of 2005 and increased net income $1.4 million in the second quarter of 2005 to correct for these errors.

Historically, we have reported certain revenue-based taxes imposed on us in Brazil as a reduction of revenue. We viewed them as pass-through costs since they were billed to and collected from customers. During the fourth quarter of 2005, we increased our operating revenues and general and administrative expenses by $18.6 million to gross-up these revenue-based taxes related to the full year 2005 because they are the primary obligation of Nextel Brazil. This presentation is in accordance with EITF 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” We did not record a similar adjustment to our prior period financial statements because the amounts were not material.

The sum of the per share amounts do not equal the annual amounts due to changes in the number of weighted average number of common shares outstanding during the year.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors and Stockholders of NII Holdings, Inc.:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 21, 2006, appearing on pages F-2 and F-3 in this Annual Report on Form 10-K of NII Holdings, Inc. for the year ended December 31, 2005, also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in Note 3 to the financial statement schedule, the Company changed its method of accounting for the financial results of its foreign operating companies in 2004.

As discussed in Note 2 to the financial statement schedule, the Company restated its financial statement schedule for the year ended December 31, 2004.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
March 21, 2006

NII HOLDINGS, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Charged to	Deductions	Balance at
	Beginning of	Costs and	and Other	End of
	Period	Expenses	Adjustments(1)	Period

Year Ended December 31, 2005
Allowance for doubtful accounts	$8,145	$19,751	$(16,219)	$11,677

Allowance for inventory	$9,107	$771	$(3,958)	$5,920

Valuation allowance for deferred tax assets	$365,136	$21,179	$31,026	$417,341

Year Ended December 31, 2004(3)
Allowance for doubtful accounts	$9,020	$13,041	$(13,916)	$8,145

Allowance for inventory	$5,439	$2,953	$715	$9,107

Valuation allowance for deferred tax assets — as restated(2)	$374,879	$124,398	$(134,141)	$365,136

Year Ended December 31, 2003
Allowance for doubtful accounts	$7,143	$7,179	$(5,302)	$9,020

Allowance for inventory	$5,538	$1,716	$(1,815)	$5,439

Valuation allowance for deferred tax assets	$428,294	$16,211	$(69,626)	$374,879

(1)	Includes the impact of foreign currency translation adjustments.

(2)	During 2005, we identified errors in Schedule II — Valuation and Qualifying Accounts for the year ended December 31, 2004 related to the deferred tax asset valuation allowance activity of Nextel Brazil. As a result of the Brazil errors, we increased the deferred tax asset valuation allowance as of December 31, 2004 by $111.1 million. The correction of the error for the year ended December 31, 2004 had the following impact to our previously reported Schedule II financial data:

	As Previously
	Reported	As Restated
	(in thousands)

Balance at beginning of period	$374,879	$374,879
Charged to costs and expenses	124,398	124,398
Deductions and other adjustments	(245,243)	(134,141)

Balance at end of period	$254,034	$365,136

There was no change to income before cumulative effect of change in accounting principle, net income or earnings per share amounts as a result of these adjustments.

(3)	Effective January 1, 2004, we changed our method of accounting for the financial results of our foreign companies from a one-month lag reporting policy to a current period basis, consistent with our fiscal reporting period.

EXHIBIT INDEX

For periods before December 21, 2001, references to NII Holdings, Inc. refer to Nextel International, Inc. the former name of NII Holdings. All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by NII Holdings, file number 0-32421, unless otherwise indicated.

Exhibit
Number	Exhibit Description

2.1	Revised Third Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code for NII Holdings and NII Holdings (Delaware), Inc. (incorporated by reference to Exhibit 2.1 to NII Holdings’ Form 8-K, filed on November 12, 2002).
3.1	Amended and Restated Certificate of Incorporation of NII Holdings (incorporated by reference to Exhibit 3.1 to NII Holdings’ Form 10-Q, filed on May 7, 2004).
3.2	Amended and Restated Bylaws of NII Holdings (incorporated by reference to Exhibit 3.2 to NII Holdings’ Form 10-K, filed on March 12, 2004).
4.1	Indenture governing our 3.5% convertible notes due 2033, dated as of September 16, 2003, by and between NII Holdings, Inc. and Wilmington Trust Company, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to NII Holdings’ Form S-3, File No. 333-110980, filed on December 5, 2003).
4.2	Form of Indenture governing our 2.875% convertible notes due 2034, dated as of January 30, 2004, by and between NII Holdings, Inc. and Wilmington Trust Company, as Indenture Trustee (incorporated by reference to Exhibit 4.5 to NII Holdings’ Form 10-K, filed on March 12, 2004).
4.3	Indenture governing the 2.75% convertible notes due 2025, dated as of August 15, 2005, by and between NII Holdings, Inc. and Wilmington Trust Company, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to NII Holdings’ Form 10-Q, filed on November 9, 2005).
10.1	Subscriber Unit Purchase Agreement, dated as of January 1, 2005, by and between NII Holdings, Inc. and Motorola Inc. (filed herewith) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).
10.2	Amendment 003 to iDEN Subscriber Supply Agreement, dated December 10, 2001, between NII Holdings and Motorola, Inc. (incorporated by reference to Exhibit 10.51 to NII Holdings’ Form 10-K, filed on March 29, 2002).
10.3	Form of iDEN Installation Services Agreement, dated August 14, 2000 by and between NII Holdings, Motorola, Inc. and each of Nextel, Telecomunicações Ltda., Nextel Argentina S.R.L., Nextel de Mexico, S.A. de C.V., Nextel del Peru, S.A. and Nextel Communications Philippines, Inc. (incorporated by reference to Exhibit 10.1 to NII Holdings’ Form 8-K, filed on December 22, 2000).
10.4	Form of Amendment 001 to iDEN Infrastructure Installation Services Agreement, dated as of January 1, 2005, by and between NII Holdings, Motorola, Inc. and each of Nextel Argentina, S.A., Nextel Telecomunicacoes, Ltda., Communicaciones Nextel de Mexico, S.A. de C.V. and Nextel del Peru, S.A. (filed herewith).
10.5	Third Amended and Restated Trademark License Agreement, dated as of November 12, 2002, between Nextel Communications, Inc. and NII Holdings (incorporated by reference to Exhibit 10.12 to NII Holdings’ Form S-1, File No. 333-102077, filed on December 20, 2002).
10.6	Form of iDEN Infrastructure Equipment Supply Agreement dated August 14, 2000 by and between NII Holdings, Motorola, Inc. and each of Nextel Telecommunicacoes Ltda., Nextel Argentina S.R.L., Nextel de Mexico, S.A. de C.V., Nextel del Peru, S.A. and Nextel Communications Philippines, Inc. (incorporated by reference to Exhibit 10.2 to NII Holdings’ Form 8-K, filed on December 22, 2000).
10.7	Amendment 003 to iDEN Infrastructure Equipment Supply Agreement, dated December 7, 2001, between NII Holdings, Motorola, Inc., Nextel Argentina, S.A., Nextel Telecomunicações Ltda., Comunicaciones Nextel de México, S.A. de C.V., Nextel del Peru S.A. and Nextel Communications Philippines, Inc. (incorporated by reference to Exhibit 10.48 to NII Holdings’ Form 10-K, filed on March 29, 2002).
10.8	Form of Amendment 005 to iDEN Infrastructure Supply Agreement, dated as of December 15, 2004, between NII Holdings, Motorola, Inc. and each of Nextel Telecommunicacoes Ltda., Nextel Argentina S.R.L., Comunicaciones Nextel de Mexico, S.A. de C.V. and Nextel del Peru, S.A. (incorporated by reference to Exhibit 10.11 to NII Holdings’ Form 10-K, filed on March 31, 2005).

Exhibit
Number		Exhibit Description

10.9		Form of Amendment 006 to the iDEN Infrastructure Equipment Supply Agreement, dated as of January 1, 2005, between NII Holdings, Motorola, Inc. and each of Nextel Communications Argentina, S.A., Nextel Telecomunicacoes Ltda., Communicaciones Nextel de Mexico, S.A. de C.V. and Nextel del Peru, S.A. (filed herewith) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).
10.10		Registration Rights Agreement, as of November 12, 2002, between NII Holdings and Eligible Holders (incorporated by reference to Exhibit 10.19 to NII Holdings’ Form S-1, File No. 333-102077, filed on December 20, 2002).
10	.11*	Management Incentive Plan, dated as of November 12, 2002 (incorporated by reference to Exhibit 99.1 to NII Holdings’ Registration Statement on Form S-8, filed on November 12, 2002).
10.12		Standstill Agreement, dated as of November 12, 2002, among NII Holdings, Nextel Communications, Inc. and certain other parties thereto (incorporated by reference to Exhibit 10.21 to NII Holdings’ Form S-1, File No. 333-102077, filed on December 20, 2002).
10.13		Spectrum Use and Build Out Agreement, dated as of November 12, 2002 (incorporated by reference to Exhibit 10.22 to NII Holdings’ Form 10-K, filed on March 27, 2003).
10.14		Registration Rights Agreement related to our 3.5% convertible notes due 2033, dated as of September 16, 2003, by and between NII Holdings, Inc. and Morgan Stanley & Co. Incorporated on behalf of the initial purchasers (incorporated by reference to Exhibit 4.2 to NII Holdings’ Form S-3, File No. 333-110980, filed on December 5, 2003).
10.15		Form of Registration Rights Agreement related to our 2.875% convertible notes due 2034, dated as of January 27, 2004, by and between NII Holdings, Inc. and Banc of America Securities LLC as the initial purchaser (incorporated by reference to Exhibit 10.24 to NII Holdings’ Form 10-K, filed on March 12, 2004).
10.16		Registration Rights Agreement related to our 2.75% convertible notes due 2025, dated as of August 15, 2005, by and between NII Holdings, Inc., and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.2 to NII Holdings’ Form 10-Q, filed on November 9, 2005).
10	.17*	Form of NII Holdings, Inc. Change of Control Severance Plan (incorporated by reference to Exhibit 10.26 to NII Holdings’ Form 10-K, filed on March 12, 2004).
10	.18*	2004 Incentive Compensation Plan (incorporated by reference to Exhibit 4.1 to NII Holdings’ Form S-8, File No. 333-117394, filed on July 15, 2004).
10.19		Form of Credit Agreement, dated as of October 27, 2004, by and between Communicaciones Nextel de Mexico, S.A. de C.V., the banks named therein as lenders, Citibank, N.A., Citigroup Global Markets, Inc. and Scotiabank Inverlat, S.A. (incorporated by reference to Exhibit 10.1 to NII Holdings’ Form 10-Q, filed on November 15, 2004).
10.20		Amendment Number One to the Subscriber Unit Purchase Agreement for NII Holdings, Inc., dated as of December 12, 2005, between Motorola, Inc. and NII Holdings, Inc. (filed herewith) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).
12.1		Ratio of Earnings to Fixed Charges (filed herewith).
14.1		Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to NII Holdings’ Form 10-K, filed on March 12, 2004).
21.1		Subsidiaries of NII Holdings’ (filed herewith).
23.1		Consent of PricewaterhouseCoopers LLP (filed herewith).
31.1		Statement of Chief Executive Officer Pursuant to Rule 13a-14(a) (filed herewith).
31.2		Statement of Chief Financial Officer Pursuant to Rule 13a-14(a) (filed herewith).
32.1		Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith).
32.2		Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith).

*	Indicates Management Compensatory Plan.