Form 10-Q
period 2006-03-31
NII HOLDINGS INC
filed 2006-05-08
CIK 1037016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR
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

Not Applicable
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on May 3, 2006

Common Stock, $0.001 par value per share	152,522,296

NII HOLDINGS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION.

Item 1.  Financial Statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	March 31,	December 31,
	2006	2005
	Unaudited

ASSETS
Current assets
Cash and cash equivalents	$853,736	$877,536
Short-term investments	7,426	7,371
Accounts receivable, less allowance for doubtful accounts of $14,978 and $11,677	226,908	220,490
Handset and accessory inventory, net	54,105	54,158
Deferred income taxes, net	76,545	80,132
Prepaid expenses and other	54,594	42,506

Total current assets	1,273,314	1,282,193
Property, plant and equipment, net of accumulated depreciation of $317,376 and $277,059	1,030,311	933,923
Intangible assets, net	83,273	83,642
Deferred income taxes, net	197,854	200,204
Other assets	139,575	121,002

Total assets	$2,724,327	$2,620,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$61,143	$82,250
Accrued expenses and other	344,211	311,758
Deferred revenues	63,982	59,595
Accrued interest	5,866	11,314
Current portion of long-term debt	25,539	24,112

Total current liabilities	500,741	489,029
Long-term debt	1,156,388	1,148,846
Deferred revenues (related party)	38,517	39,309
Other long-term liabilities	136,582	132,379

Total liabilities	1,832,228	1,809,563

Commitments and contingencies (Note 6)
Stockholders’ equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized — 2006 and 2005, no shares outstanding — 2006 and 2005	—	—
Common stock, par value $0.001, 152,385 shares issued and outstanding — 2006, 152,148 shares issued and outstanding — 2005	152	152
Paid-in capital	513,357	508,209
Retained earnings	401,046	336,048
Deferred compensation	—	(7,428)
Accumulated other comprehensive loss	(22,456)	(25,580)

Total stockholders’ equity	892,099	811,401

Total liabilities and stockholders’ equity	$2,724,327	$2,620,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)
Unaudited

	Three Months Ended
	March 31,
	2006	2005

Operating revenues
Service and other revenues	$505,956	$354,195
Digital handset and accessory revenues	22,315	16,012

	528,271	370,207

Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	134,350	106,104
Cost of digital handset and accessory sales	69,801	54,250
Selling, general and administrative	170,536	109,549
Depreciation	40,210	24,755
Amortization	1,264	1,342

	416,161	296,000

Operating income	112,110	74,207

Other income (expense)
Interest expense, net	(21,415)	(12,824)
Interest income	12,601	4,524
Foreign currency transaction (losses) gains, net	(1,141)	1,914
Other expense, net	(2,364)	(2,002)

	(12,319)	(8,388)

Income before income tax provision	99,791	65,819
Income tax provision	(34,793)	(20,781)

Net income	$64,998	$45,038

Net income, per common share, basic	$0.43	$0.32

Net income, per common share, diluted	$0.38	$0.28

Weighted average number of common shares outstanding, basic	152,166	139,664

Weighted average number of common shares outstanding, diluted	182,876	171,630

Comprehensive income, net of income taxes
Foreign currency translation adjustment	$1,823	$(7,433)
Unrealized gains (losses) on derivatives, net	1,301	(155)

Other comprehensive income (loss)	3,124	(7,588)
Net income	64,998	45,038

	$68,122	$37,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2006 and 2005
(in thousands)
Unaudited

						Accumulated
						Other
	Common Stock		Paid-In	Retained	Deferred	Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Loss	Total

Balance, January 1, 2006	152,148	$152	$508,209	$336,048	$(7,428)	$(25,580)	$811,401
Net income	—	—	—	64,998	—	—	64,998
Other comprehensive income	—	—	—	—	—	3,124	3,124
Implementation of SFAS 123R	—	—	(7,428)	—	7,428	—	—
Share-based payment expense	—	—	6,629	—	—	—	6,629
Exercise of stock options	237	—	695	—	—	—	695
Tax benefit on exercise of stock options	—	—	5,252	—	—	—	5,252

Balance, March 31, 2006	152,385	$152	$513,357	$401,046	$—	$(22,456)	$892,099

						Accumulated
						Other
	Common Stock		Paid-In	Retained	Deferred	Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Loss	Total

Balance, January 1, 2005	139,662	$140	$316,983	$161,267	$(12,644)	$(43,799)	$421,947
Net income	—	—	—	45,038	—	—	45,038
Other comprehensive loss	—	—	—	—	—	(7,588)	(7,588)
Reversal of deferred tax asset valuation allowance	—	—	173	—	—	—	173
Amortization of restricted stock expense	—	—	—	—	1,358	—	1,358
Exercise of stock options	56	—	24	—	—	—	24

Balance, March 31, 2005	139,718	$140	$317,180	$206,305	$(11,286)	$(51,387)	$460,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005
(in thousands)
Unaudited

	2006	2005

Cash flows from operating activities:
Net income	$64,998	$45,038
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt financing costs	1,163	496
Depreciation and amortization	41,474	26,097
Provision for losses on accounts receivable	7,439	4,629
Provision for losses on inventory	147	1,699
Losses on derivative instruments	1,492	182
Foreign currency transaction losses (gains), net	1,141	(1,914)
Deferred income tax provision	10,693	302
Amortization of deferred credit	(2,218)	—
Share-based payment expense	6,580	1,358
Excess tax benefit from share-based payment	(5,177)	—
Loss on disposal of property, plant and equipment	237	21
Other, net	1,162	(593)
Change in assets and liabilities:
Accounts receivable, gross	(13,994)	(11,377)
Handset and accessory inventory, gross	(267)	356
Prepaid expenses and other	(9,917)	(5,115)
Other long-term assets	(16,300)	(1,178)
Accounts payable, accrued expenses and other	(10,196)	(14,611)
Current deferred revenue	4,387	746
Other long-term liabilities	1,697	1,028

Net cash provided by operating activities	84,541	47,164

Cash flows from investing activities:
Capital expenditures	(107,792)	(76,411)
Payments for acquisitions, purchases of licenses and other	(886)	(3,924)
Purchases of short-term investments	—	(4,887)
Proceeds from maturities and sales of short-term investments	—	26,393
Payments related to derivative instruments	(515)	(223)
Other	422	—

Net cash used in investing activities	(108,771)	(59,052)

Cash flows from financing activities:
Proceeds from stock option exercises	695	24
Proceeds from tower financing transactions	410	304
Repayments under capital leases and tower financing transactions	(1,001)	(493)
Transfers from restricted cash, net	—	400
Excess tax benefit from share-based payment	5,177	—

Net cash provided by financing activities	5,281	235

Effect of exchange rate changes on cash and cash equivalents	(4,851)	(1,714)

Net decrease in cash and cash equivalents	(23,800)	(13,367)
Cash and cash equivalents, beginning of period	877,536	330,984

Cash and cash equivalents, end of period	$853,736	$317,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

General.  Our unaudited condensed consolidated financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission, or the SEC. While they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, they reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for interim periods. In addition, the year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our 2005 annual report on Form 10-K. You should not expect results of operations of interim periods to be an indication of the results for a full year.

Stock Split.  On October 27, 2005, we announced a 2-for-1 common stock split to be effected in the form of a stock dividend, which was paid on November 21, 2005 to holders of record on November 11, 2005. All share and per share amounts in these condensed consolidated financial statements reflect the common stock split.

Accumulated Other Comprehensive Loss.  The components of our accumulated other comprehensive loss, net of taxes, are as follows:

	March 31,	December 31,
	2006	2005
	(in thousands)

Cumulative foreign currency translation adjustment	$(18,629)	$(20,452)
Unrealized losses on derivatives, net of income taxes	(3,827)	(5,128)

	$(22,456)	$(25,580)

Supplemental Cash Flow Information.

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)

Capital expenditures
Cash paid for capital expenditures, including capitalized interest	$107,792	$76,411
Changes in capital expenditures accrued and unpaid or financed	21,063	(3,391)

	$128,855	$73,020

Interest costs
Interest expense	$21,415	$12,824
Interest capitalized	3,166	2,340

	$24,581	$15,164

Cash paid for interest, net of amounts capitalized	$20,796	$13,097

Cash paid for income taxes	$26,011	$20,316

For the three months ended March 31, 2006 and 2005, we had $4.0 million in non-cash investing and financing activities related to co-location capital lease obligations on our communication towers.

In addition, as discussed in Note 5, during the three months ended March 31, 2006, Nextel Brazil financed $3.8 million in software purchased from Motorola, Inc., which is due in equal quarterly installments over a period of

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

four years. During the three months ended March 31, 2005, we paid $1.2 million for licenses acquired in Brazil using restricted cash.

Net Income Per Common Share, Basic and Diluted.  Basic net income per common share includes no dilution and is computed by dividing the net income by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution of securities that could participate in our earnings.

As presented for the three months ended March 31, 2006, our calculation of diluted net income per share includes common shares resulting from shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans and our restricted stock, as well as common shares resulting from the potential conversion of our 3.5% convertible notes, our 2.875% convertible notes and our 2.75% convertible notes. As presented for the three months ended March 31, 2005, our calculation of diluted net income per share includes common shares resulting from shares issuable upon the potential exercise of stock options under our employee share-based payment compensation plans and our restricted stock, as well as common shares resulting from the potential conversion of our 3.5% convertible notes and our 2.875% convertible notes.

The following tables provide a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our consolidated statements of operations for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(in thousands, except per share data)

Basic net income per share:
Net income	$64,998	152,166	$0.43	$45,038	139,664	$0.32
Effect of dilutive securities:
Stock options	—	4,855		—	6,750
Restricted stock	—	733		—	446
Convertible notes, net of capitalized interest and taxes	3,629	25,122		3,731	24,770

Diluted net income per share:
Net income	$68,627	182,876	$0.38	$48,769	171,630	$0.28

Reclassifications.  We reclassified prior year spectrum license fees of $9.6 million for the three months ended March 31, 2005 from selling, general and administrative expenses to cost of service. For the three months ended March 31, 2006, we recorded $11.6 million of spectrum fees in cost of service.

New Accounting Pronouncements.  In October 2005, the Financial Accounting Standards Board, or FASB, issued Staff Position No. 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” or FSP No. 13-1, to address accounting for rental costs associated with building and ground operating leases. FSP No. 13-1 requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. FSP No. 13-1 is effective for the first reporting period beginning after December 15, 2005 and requires public companies that are currently capitalizing these rental costs for operating lease arrangements entered into prior to the effective date to cease capitalizing such costs. Retroactive application in accordance with Statement of Financial Accounting Standards, or SFAS, 154 is permitted but not required. We implemented FSP No. 13-1, effective January 1, 2006, as required. The adoption of FSP No. 13-1 did not have a material impact on our consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 150,” or SFAS 155. SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies that certain instruments are not subject to the requirements of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that may contain an embedded derivative requiring bifurcation, clarifies what may be an embedded derivative for certain concentrations of credit risk and amends SFAS 140 to eliminate certain prohibitions related to derivatives on a qualifying special-purpose entity. SFAS 155 is effective for fiscal years beginning after September 15, 2006. We are currently evaluating the impact that SFAS 155 may have on our consolidated financial statements.

In March 2006, the Emerging Issues Task Force, or EITF, discussed Issue 05-1, “Accounting for the Conversion of an Instrument That Becomes Convertible upon the Issuer’s Exercise of a Call Option,” or EITF 05-1. The EITF reached a tentative consensus that the issuance of equity securities to settle an instrument that becomes convertible upon the issuer’s exercise of a call option should be accounted for as a conversion as opposed to an extinguishment if, at issuance, the debt instrument contains a substantive conversion feature other than the issuer’s call option. EITF 05-1 is tentatively effective after the FASB’s ratification of the consensus. We are currently evaluating the impact that EITF 05-1 may have on our consolidated financial statements.

In March 2006, the EITF discussed Issue 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation),” or EITF 06-3. The EITF reached a tentative consensus that a company should disclose its accounting policy (gross or net presentation) regarding presentation of sales and other similar taxes. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. Tentatively, EITF 06-3 would be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. We are currently evaluating the impact that EITF 06-3 may have on our consolidated financial statements. Historically, we have reported certain revenue-based taxes imposed on us in Brazil as a reduction of revenue. We viewed them as pass-through costs since they were billed to and collected from customers on behalf of local government agencies. During the fourth quarter of 2005, we increased our operating revenues and general and administrative expenses to gross-up these revenue-based taxes related to the full year 2005 because they are the primary obligation of Nextel Brazil. This presentation is in accordance with EITF 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” During the three months ended March 31, 2006, Nextel Brazil recorded $6.3 million of revenue-based taxes as a component of service and other revenues and a corresponding amount as a component of selling, general and administrative expenses.

2.	Share-Based Payments

We adopted SFAS No. 123 (Revised 2004), “Share-Based Payment,” or SFAS 123R, effective January 1, 2006. As of March 31, 2006, we had the following share-based compensation plans:

Under our Revised Third Amended Joint Plan of Reorganization, on November 12, 2002, we adopted the 2002 Management Incentive Plan for the benefit of our employees and directors. The 2002 Management Incentive Plan provides equity and equity-related incentives to non-affiliate directors, officers or key employees of and consultants to our company up to a maximum of 13,333,332 shares of common stock, subject to adjustments. The 2002 Management Incentive Plan provides for the issuance of options for the purchase of shares of common stock, as well as grants of shares of common stock where the recipient’s rights may vest upon the fulfillment of specified performance targets or the recipient’s continued employment with our company for a specified period or in which the recipient’s rights may be subject to forfeiture upon a termination of employment. The 2002 Management Incentive Plan also provides for the issuance to non-affiliate directors, officers or key employees of and consultants to our company of stock appreciation rights whose value is tied to the market value per share, as defined in the 2002 Management Incentive Plan, of the common stock and performance units that entitle the recipients to payments

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

upon the attainment of specified performance goals. The maximum contractual term for all grants and awards under the 2002 Management Incentive Plan is ten years.

In April 2004, our Board of Directors adopted the 2004 Incentive Compensation Plan, which provides us the opportunity to compensate selected employees with stock options, stock appreciation rights (SAR), stock awards, performance share awards, incentive awards and/or stock units. Through March 31, 2006, we have not granted any SARs, performance share awards, incentive awards or stock units. The 2004 Incentive Compensation Plan provides equity and equity-related incentives to directors, officers or key employees of and consultants to our company up to a maximum of 39,600,000 shares of common stock, subject to adjustments. A stock option entitles the optionee to purchase shares of common stock from us at the specified exercise price. A SAR entitles the holder to receive the excess of the fair market value of each share of common stock encompassed by such SARs over the initial value of such share as determined on the date of grant. Stock awards consist of awards of common stock, subject to certain restrictions specified in the 2004 Incentive Compensation Plan. An award of performance shares entitles the participant to receive cash, shares of common stock, stock units or a combination thereof if certain requirements are satisfied. An incentive award is a cash-denominated award that entitles the participant to receive a payment in cash or common stock, stock units, or a combination thereof. Stock units are awards stated with reference to a specified number of shares of common stock that entitle the holder to receive a payment for each stock unit equal to the fair market value of a share of common stock on the date of payment. All grants or awards made under the 2004 Incentive Compensation Plan are governed by written agreements between us and the participants and have a maximum contractual term of ten years.

Through December 31, 2005, we accounted for share-based payments under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25 and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock Based Compensation,” or SFAS 123. In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the grant date. Additionally, we provided pro forma disclosure amounts in accordance with FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” or SFAS 148, as if the fair value method defined by SFAS 123 had been applied to the share-based payment.

The following table illustrates the effect on net income and net income per common share if we had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, to employee share-based payments.

Three Months Ended
March 31, 2005
(in thousands, except
per share data)

Net income, as reported	$45,038
Add:
Employee share-based payment expense included in reported net income, net of related tax effects	1,358
Deduct:
Total employee share-based payment expense determined under fair value-based method for all awards, net of related tax effects	(3,969)

Pro forma net income	$42,427

Net income per common share:
Basic — as reported	$0.32

Basic — pro forma	$0.30

Diluted — as reported	$0.28

Diluted — pro forma	$0.27

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R. We used the modified prospective transition method and therefore have not restated our prior periods results. Under this transition method, share-based payment expense for the three months ended March 31, 2006 includes compensation expense for all share-based payment awards granted prior to, but not fully vested, as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Share-based payment expense for all share-based payment awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. We recognize these compensation costs net of a forfeiture rate and recognize the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award. The stock options generally vest twenty-five percent per year over a four-year period, and the restricted shares generally vest in full on the third anniversary of the grant. We estimated the forfeiture rate based on our historical experience during the preceding three fiscal years.

For the three months ended March 31, 2006, the impact of adopting SFAS 123R on operating income and income before income taxes was $5.2 million, and the impact on net income was $4.1 million. We include all share-based payment expense as a component of selling, general and administrative expenses. The impact of the share-based payment expense reduced our basic and diluted earnings per share for the three months ended March 31, 2006 by $0.02 and $0.02, respectively. In addition, prior to the adoption of SFAS 123R, we presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based awards are classified as financing cash flows. Because we do not view share-based compensation as related to our operational performance, we recognize share-based payment expense at the corporate level and exclude it when evaluating the business performance of our segments.

Stock Option Awards

The following table summarizes stock option activity during the first quarter of 2006 under all plans:

		Weighted
		Average
	Number of	Exercise Price
	Options	per Option

Outstanding, January 1, 2006	11,270,219	$22.70
Granted	118,000	47.24
Exercised	(237,155)	2.93
Forfeited	(121,125)	24.16

Outstanding, March 31, 2006	11,029,939	23.37

Exercisable, March 31, 2006	446,189	8.56

Following is a summary of the status of employee stock options outstanding and exercisable as of March 31, 2006:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted	Weighted
		Average	Average	Aggregate		Average	Average	Aggregate
Exercise Price or		Remaining	Exercise	Intrinsic		Remaining	Exercise	Intrinsic
Range	Shares	Life	Price	Value	Shares	Life	Price	Value

$ 0.41 - 0.42	214,390	6.6 years	$0.42	$10,657,036	214,390	6.6 years	$0.42	$10,657,036
4.31 - 16.76	164,600	7.4 years	9.64	6,664,359	71,600	7.4 years	9.43	2,913,732
17.67 - 25.12	3,804,449	8.1 years	18.99	118,444,349	160,199	8.1 years	19.08	4,973,493
26.20 - 52.97	6,846,500	9.1 years	26.85	159,374,182	—	—	—	—

	11,029,939			$295,139,926	446,189			$18,544,261

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the three months ended March 31, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for the three months ended March 31, 2006 was $11.2 million. The total fair value of options vested was $0.4 million for the three months ended March 31, 2006.

For stock option awards granted prior to January 1, 2005 and valued in accordance with SFAS 123, the expected volatility used to estimate the fair value of the stock option awards was based solely on the historical volatility on our stock. For stock option awards granted after January 1, 2005, the expected volatility was based on the implied volatility from traded options on our common stock. We used the straight line method for expense attribution, and we recognized option forfeitures as they occurred as allowed by SFAS 123. For stock option awards granted after January 1, 2006 and valued in accordance with SFAS 123R, we use the straight-line method for expense attribution, and we estimate forfeitures and only recognize expense for those stock option awards expected to vest. As of March 31, 2006, there was approximately $56.1 million in unrecognized compensation cost related to non-vested employee stock option awards. We expect this cost to be recognized over a four year period and a weighted average period of approximately 1.9 years.

The fair value of the stock option awards on their grant dates using the Black-Scholes-Merton option-pricing model was $15.10 for the three months ended March 31, 2006 and $9.99 for the three months ended March 31, 2005 based on the following assumptions:

	For the Three Months Ended
	March 31,
	2006	2005

Risk free interest rate	4.79%	3.82%
Expected stock price volatility	31%	45%
Expected life in years	4	4
Expected dividend yield	0.00%	0.00%
Forfeiture rate	3.50%	1.00%

The expected term of stock option awards granted represents the period that our stock option awards are expected to be outstanding and was determined based on (1) historical data on employee exercise and post-vesting employment termination behavior, (2) the contractual terms of the stock option awards, (3) vesting schedules and (4) expectations of future employee behavior. The risk-free interest rate for periods consistent with the contractual life of the stock option award is based on the yield curve of U.S. Treasury strip securities in effect at the time of the grant. Expected volatility is based on the implied volatility from traded options on our stock. SFAS 123R includes implied volatility in its list of factors that should be considered in estimating expected volatility. We believe implied volatility is more useful than historical volatility in estimating expected volatility because it is generally reflective of both historical volatility and expectations of how future volatility will differ from historical volatility. Additionally, we are required to estimate the expected forfeiture rate and only recognize expense for those stock option awards expected to vest. This pre-vesting forfeiture rate is estimated using historical stock option exercise information. If our actual forfeiture rate is materially different from our estimate, the stock option awards compensation expense could be materially different. Generally, our stock options are non-transferable, except to family members or by will, and the actual value of the stock options that a recipient may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price.

The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models such as the Black-Scholes-Merton model require the input of highly subjective assumptions, including the expected stock price volatility. The assumptions listed above represent our best estimates, but these estimates involve inherent

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

uncertainties and the application of management judgment. Consequently, there is a risk that our estimates of the fair values of our stock option awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock option awards in the future. Certain stock option awards may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from the stock option awards that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. Additionally, application of alternative assumptions could produce significantly different estimates of the fair value of stock option awards and consequently, the related amounts recognized in the consolidated statements of operations. Currently, there is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates from option-pricing valuation models, such as Black-Scholes-Merton, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of stock option awards is determined in accordance with SFAS 123R and SAB Topic 14 (SAB 107) using the Black-Scholes-Merton option-pricing model, the fair value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. Because stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, we believe that the existing models do not necessarily provide a reliable single measure of the fair value of the stock options.

Restricted Stock Awards

A summary of the status of our non-vested restricted stock awards as of January 1, 2006 and changes during the first quarter of 2006 is presented below:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value

Non-vested restricted stock awards as of January 1, 2006	864,000	$19.13
Granted	30,000	46.51
Vested	—	—
Forfeited	—	—

Non-vested restricted stock awards as of March 31, 2006	894,000	20.04

If a participant terminates employment prior to the vesting dates, the unvested shares will be forfeited and available for reissuance under the terms of the 2004 Incentive Compensation Plan. The fair value of our restricted stock awards is determined based on the quoted price of our common stock at the grant date. As of March 31, 2006, there was approximately $7.3 million in unrecognized compensation costs related to non-vested restricted stock awards. We expect this cost to be recognized over a weighted average period of approximately one year.

On April 26, 2006, we granted 2.9 million stock options and 549,000 restricted shares. These grants will increase our share-based payment expense in future periods.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Supplemental Balance Sheet Information

Prepaid Expenses and Other.

The components are as follows:

	March 31,	December 31,
	2006	2005
	(in thousands)

Prepaid expenses	$16,878	$14,121
Value added tax receivables, current	10,226	9,951
Advances to suppliers	6,654	7,436
Insurance claims	3,071	2,851
Advertising	7,365	36
Derivative asset	719	—
Other assets	9,681	8,111

	$54,594	$42,506

Other Assets.

The components are as follows:

	March 31,	December 31,
	2006	2005
	(in thousands)

Value added tax receivables	$64,277	$55,116
Deferred financing costs	19,735	20,960
Income tax receivable	15,881	16,150
Deposits and restricted cash	21,615	14,671
Long-term prepaid expenses	12,918	8,790
Handsets under operating leases	4,565	4,410
Other	584	905

	$139,575	$121,002

Accrued Expenses and Other.

The components are as follows:

	March 31,	December 31,
	2006	2005
	(in thousands)

Capital expenditures	$76,178	$65,018
Payroll related items and commissions	38,453	50,729
Income taxes payable	37,350	34,312
Tax and non-tax accrued contingencies	45,070	43,119
Network system and information technology payables	45,548	37,689
Non-income based taxes	27,423	21,042
Customer deposits	24,091	22,164
Professional fees	5,027	3,457
Marketing	5,920	2,829
Insurance	2,737	3,301
Other	36,414	28,098

	$344,211	$311,758

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Long-Term Liabilities.

The components are as follows:

	March 31,	December 31,
	2006	2005
	(in thousands)

Tax and non-tax accrued contingencies	$65,266	$59,102
Deferred credit from AOL Mexico acquisition	27,676	30,368
Deferred income tax liability	17,805	17,770
Asset retirement obligations	15,509	14,923
Severance plan liability	7,162	6,901
Derivative liability	1,137	1,174
Other	2,027	2,141

	$136,582	$132,379

4.	Intangible Assets

Our intangible assets primarily consist of our licenses, customer base and trade name, all of which have finite useful lives, as follows:

	March 31, 2006			December 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)

Amortizable intangible assets:
Licenses	$98,760	$(16,053)	$82,707	$98,009	$(15,205)	$82,804
Customer base	42,126	(41,560)	566	42,727	(41,889)	838
Trade name and other	1,648	(1,648)	—	1,619	(1,619)	—

Total intangible assets	$142,534	$(59,261)	$83,273	$142,355	$(58,713)	$83,642

Based solely on the carrying amount of amortizable intangible assets existing as of March 31, 2006 and current exchange rates, we estimate amortization expense for each of the next five years ending December 31 to be as follows (in thousands):

Estimated
Amortization
Years	Expense

2006	$5,349
2007	5,210
2008	5,210
2009	5,210
2010	5,210

Actual amortization expense to be reported in future periods could differ from these estimates as a result of additional acquisitions of intangibles, as well as changes in exchange rates and other relevant factors. During the three months ended March 31, 2006 and 2005, we did not acquire, dispose of or write down any goodwill or intangible assets with indefinite useful lives.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Debt

	March 31,	December 31,
	2006	2005
	(in thousands)

3.5% convertible notes due 2033	$91,522	$91,522
2.875% convertible notes due 2034	300,000	300,000
2.75% convertible notes due 2025	350,000	350,000
Mexico syndicated loan facility	250,698	252,654
Tower financing obligations	129,376	127,314
Capital lease obligations	47,979	43,845
Brazil spectrum license financing	8,495	7,583
Brazil software financing	3,817	—
13.0% senior secured discount notes	40	40

Total debt	1,181,927	1,172,958
Less: current portion	(25,539)	(24,112)

	$1,156,388	$1,148,846

3.5% Convertible Notes.  For the fiscal quarter ended March 31, 2006, the closing sale price of our common stock exceeded 110% of the conversion price of $13.34 per share for at least 20 trading days in the 30 consecutive trading days ending on March 31, 2006. As a result, the conversion contingency was met, and our 3.5% convertible notes are currently convertible into 75.00 shares of our common stock per $1,000 principal amount of notes, or an aggregate of 6,864,150 common shares, at a conversion price of about $13.34 per share.

2.875% Convertible Notes.  For the fiscal quarter ended March 31, 2006, the closing sale price of our common stock exceeded 120% of the conversion price of $26.62 per share for at least 20 trading days in the 30 consecutive trading days ending on March 31, 2006. As a result, the conversion contingency was met and our 2.875% convertible notes are currently convertible into 37.5660 shares of our common stock per $1,000 principal amount of notes, or an aggregate of 11,269,800 common shares, at a conversion price of about $26.62 per share.

2.75% Convertible Notes.  For the fiscal quarter ended March 31, 2006, the closing sale price of our common stock did not exceed 120% of the conversion price of $50.08 per share for at least 20 trading days in the 30 consecutive trading days ending on March 31, 2006. As a result, the conversion contingency was not met, and our 2.75% convertible notes are not convertible.

Brazil Software Financing.  In March 2006, Nextel Brazil acquired software from Motorola, which will enable Nextel Brazil to increase interconnect subscriber capacity without increasing frequencies in their digital mobile network while providing similar audio quality characteristics. Nextel Brazil financed the purchase of the software through a facility in which principal is due in equal quarterly installments over a period of four years. Nextel Brazil is not charged interest under this facility, however we are imputing interest expense at an annual rate of 12%.

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

As of March 31, 2006 and December 31, 2005, Nextel Brazil had accrued liabilities related to contingencies of $30.8 million and $27.6 million, respectively, all of which were classified in tax and non-tax accrued contingencies reported as a component of other long-term liabilities. Of the total accrued liabilities as of March 31, 2006 and December 31, 2005, Nextel Brazil had $24.3 million and $21.7 million in unasserted claims, respectively. We currently estimate the range of possible losses related to matters for which Nextel Brazil has not accrued liabilities to be between $91.8 million and $95.8 million as of March 31, 2006. We have not accrued liabilities for these matters because they are not deemed probable of loss. We are continuing to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are probable and estimable.

Argentine Contingencies.

Turnover Tax.  In one of the markets in which we operate in Argentina, the city government had previously increased the turnover tax rate from 3% to 6% of revenues for cellular companies. From a regulatory standpoint, we are not considered a cellular company. As a result, until April 2006, we continued to pay the turnover tax at the existing rate and recorded a liability for the differential between the old rate and the new rate, plus interest.

In March 2006, Nextel Argentina received an unfavorable decision from the city of Buenos Aires related to the determination of whether we are a cellular company for purposes of this tax. In addition, the city of Buenos Aires confirmed a previously assessed penalty equal to 80% of the principal amount of the additional tax from December 1997 through May 2004. In April 2006, Nextel Argentina decided to pay under protest $18.8 million, which represents the total amount of principal and interest, related to this turnover tax. Nextel Argentina decided not to pay penalties based on a legal opinion that considers the probability of having to pay penalties to be remote despite the city’s decision. Nextel Argentina also decided to begin paying the higher tax amount until this issue is settled. Nextel Argentina plans to appeal the city’s decision at the judicial court level.

Similarly, one of the provincial governments in another one of the markets where we operate also increased their turnover tax rate from 4.55% to 6% of revenues for cellular companies. Consistent with our earlier position, we continue to pay the turnover tax in this province at the existing rate and accrue a liability for the incremental difference in the rate. As of March 31, 2006 and December 31, 2005, we accrued $3.8 million and $3.4 million for local turnover taxes in this province.

As of March 31, 2006 and December 31, 2005, Nextel Argentina accrued $22.6 million and $20.4 million, respectively for the local turnover tax issues, which are included as components of accrued expenses and other. The $22.6 million accrued liability includes the $18.8 million paid in April 2006.

Universal Service Tax.  During the year ended December 31, 2000, the Argentine government enacted the Universal Service Regulation, which established a tax on telecommunications licensees effective January 1, 2001, equal to 1% of telecommunications service revenue, net of applicable taxes and specified related costs. The license holder can choose either to pay the tax into a fund for universal service development or to participate directly in offering services to specific geographical areas under an annual plan designed by the federal government. Although the regulations state that this tax would be applicable beginning January 1, 2001, the authorities did not, until recently, taken the necessary actions to implement this tax, such as creating policies relating to collection or opening accounts into which the funds would be deposited. As of March 31, 2006 and December 31, 2005, the accrual for this liability to the government was $5.5 million and $5.1 million, respectively, which are included as components of accrued expenses and other.

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

As a result of various recent events and an opinion of counsel, during the fourth quarter of 2005, Nextel Argentina accrued for the maximum liability due to customers for all periods ending December 31, 2005, plus interest. Nextel Argentina continued accruing the higher amount during the first quarter of 2006 while continuing to maintain that there is no basis for such reimbursement to customers. As of April 1, 2006, Nextel Argentina changed its rate plan structure, which eliminated all other charges and any further contingencies related to this tax. As of March 31, 2006 and December 31, 2005, the accrual for this liability to customers was $6.0 million and $6.4 million, respectively, which are included as components of accrued expenses and other.

In March 2006, Nextel Argentina reimbursed to customers the amounts invoiced during the period from January 2001 to August 2001 for a total amount of $0.2 million, plus interest. In addition, in April 2006, Nextel Argentina filed a new judicial injunction against the legislation passed in May 2005.

As of March 31, 2006 and December 31, 2005, Nextel Argentina had accrued liabilities of $42.5 million and $40.2 million, respectively, related primarily to local turnover taxes and local government claims, all of which were classified in tax and non-tax accrued contingencies reported as components of accrued expenses and other.

Legal Proceedings.

We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

Income Taxes.

We are subject to income taxes in both the United States and the non-U.S. jurisdictions in which we operate. Certain of our subsidiaries are under examination by the relevant taxing authorities for various tax years. We regularly assess the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. We have established tax liabilities which we believe to be adequate in relation to the potential for additional assessments. Once established, we adjust the liabilities only when there is more information available or when an event occurs necessitating a change to the liabilities. While we believe that the amount of the tax estimates is reasonable, it is possible that the ultimate outcome of current or future examinations may exceed our tax liabilities in amounts that could be material.

7.	Derivative Instruments

Foreign Currency Hedges

In September 2005, Nextel Mexico entered into a derivative agreement to reduce its foreign currency transaction risk associated with a portion of its 2006 U.S. dollar forecasted capital expenditures and handset purchases. This risk is hedged by forecasting Nextel Mexico’s capital expenditures and handset purchases for a 12-month period that began in January 2006. Under this agreement, Nextel Mexico purchased a U.S. dollar call option for $3.6 million and sold a call option on the Mexican peso for $1.1 million for a net cost of $2.5 million. We recorded the initial net purchase price of the derivative instrument as a non-current asset of $2.5 million in September 2005. As of March 31, 2006, our net purchased option, which is designated as a cash flow hedge, decreased in value by $2.2 million. We recorded this amount, net of tax, to accumulated other comprehensive loss. During the three months ended March 31, 2006, we reclassified $0.5 million from accumulated other comprehensive loss to other expense since the underlying capital expenditures and purchased handsets had impacted earnings.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 2005, Nextel Mexico entered into another derivative agreement to further reduce its foreign currency transaction risk associated with a portion of its 2006 U.S. dollar forecasted capital expenditures and handset purchases. This risk is hedged by forecasting Nextel Mexico’s capital expenditures and handset purchases for a 12-month period that began in January 2006. Under this agreement, Nextel Mexico purchased a U.S. dollar call option for $1.4 million and sold a call option on the Mexican peso for $0.3 million for a net cost of $1.1 million. As of March 31, 2006, our net purchased option, which is designated as a cash flow hedge, decreased in value by $0.6 million. We recorded this amount, net of tax, to accumulated other comprehensive loss. During the three months ended March 31, 2006, we reclassified $0.1 million from accumulated other comprehensive loss to other expense since the underlying capital expenditures and purchased handsets had impacted earnings.

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

The interest rate swap qualifies for cash flow hedge accounting under SFAS 133. As a result, and because the instrument is 100% effective in hedging interest exposure, we record, net of any tax, the unrealized gain or loss upon measuring the change in the swap at its fair value at each balance sheet date as a component of other comprehensive income and either a derivative instrument asset or liability on the balance sheet. We reclassify the amount recorded as a component of other comprehensive income into earnings as the future interest payments affect earnings. As of March 31, 2006, we recognized a cumulative unrealized pre-tax loss of $1.1 million, which represents the current fair value of the interest rate swap, net of tax, in accumulated other comprehensive loss and a corresponding liability on our consolidated balance sheet.

The carrying values of our derivative instruments, which represent fair values, as of March 31, 2006 and December 31, 2005 are as follows:

	2006
	Foreign	2005	Total
	Currency	Interest	March 31,
	Hedge	Rate Swap	2006
	(in thousands)

Purchased call options	$493	$—	$493
Written put options	226	—	226

Net purchased options	719	—	719
Interest rate swap	—	(1,137)	(1,137)

Net derivative asset (liability)	$719	$(1,137)	$(418)

	2006
	Foreign	2005	Total
	Currency	Interest	December 31,
	Hedge	Rate Swap	2005
	(in thousands)

Purchased call options	$2,016	$—	$2,016
Written put options	(2,250)	—	(2,250)

Net purchased options	(234)	—	(234)
Interest rate swap	—	(1,174)	(1,174)

Net derivative liability	$(234)	$(1,174)	$(1,408)

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes

Deferred Tax Assets.  We assessed the realizability of our deferred tax assets during the first quarter of 2006, consistent with the methodology we employed for 2005, and determined that the realizability of those deferred assets has not changed. In that assessment, we considered the reversal of existing temporary differences associated with deferred tax assets and liabilities, future taxable income, tax planning strategies and historical and future pre-tax book income (as adjusted for permanent differences between financial and tax accounting items) in order to determine if it is “more likely than not” that the deferred tax asset will be realized. We will continue to evaluate the amount of the necessary valuation allowance for all of our foreign operating companies and our U.S. companies throughout the remainder of 2006.

Pre-Reorganization Tax Benefits.  As of March 31, 2006, we made no change to the deferred tax assets and related valuation allowance in Brazil and Chile that existed as of the date we emerged from reorganization. As of December 31, 2005, there is no longer a deferred tax asset and associated valuation allowance in the U.S. related to pre-reorganization tax benefits.

Tax Benefits on Exercise of Stock Options.  During the three months ended March 31, 2006, we realized $5.3 million of tax benefit from excess tax deductions in the U.S. related to a combination of current year stock option exercises and utilization of net operating loss carryovers that resulted from prior year stock option exercises. We recorded this benefit as an increase to paid-in capital in accordance with SFAS 123R.

Mexican Taxes.  During 2004, Nextel Mexico amended its Mexican Federal income tax returns in order to reverse a benefit previously claimed for a disputed provision of the Federal income tax law governing deductions and gains from the sale of property. We filed the amended returns in order to avoid potential penalties, and we also filed administrative petitions seeking clarification of our right to the tax benefits claimed on the original income tax returns. The tax authorities constructively denied our administrative petitions in January 2005, and in May 2005, we filed an annulment suit challenging the constructive denial. Resolution of the annulment suit is still pending. Based on an opinion by our independent legal counsel in Mexico, we believe it is probable that we will recover this amount. As of March 31, 2006 and December 31, 2005, our consolidated balance sheet includes $15.9 million and $16.2 million in income tax receivables, respectively, which are included as components of other non-current assets. The income tax benefit for this item is reflected in our income tax provision for the years ended December 31, 2005, 2004 and 2003.

9.	Segment Information

We have determined that our reportable segments are those that are based on our method of internal reporting, which disaggregates our business by geographical location. Our reportable segments are: (1) Mexico, (2) Brazil, (3) Argentina and (4) Peru. The operations of all other businesses that fall below the segment reporting thresholds are included in the “Corporate and other” segment below. This segment includes our Chilean operating companies, our corporate operations in the U.S. and our Cayman entity that issued our senior secured discount notes. We evaluate performance of these segments and provide resources to them based on operating income before depreciation and amortization and impairment, restructuring and other charges, which we refer to as segment earnings. We allocated $17.0 million and $8.1 million in corporate overhead costs to Nextel Mexico during the three months ended March 31, 2006 and 2005, and we treat a portion of these allocated amounts as tax deductions, where relevant. Nextel Mexico’s segment information below does not reflect the allocations of the corporate overhead costs because the amounts of these expenses are not provided to or used by our chief operating decision maker in making operating decisions related to these segments. In addition, because we do not view share-based compensation as related to our operational performance, we recognize share-based compensation expense at the corporate level and exclude it when evaluating the business performance of our segments.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and Other	Eliminations	Consolidated
	(in thousands)

Three Months Ended March 31, 2006
Service and other revenues	$298,115	$106,690	$70,263	$30,516	$540	$(168)	$505,956
Digital handset and accessory revenues	6,991	8,565	4,907	1,852	—	—	22,315

Operating revenues	$305,106	$115,255	$75,170	$32,368	$540	$(168)	$528,271

Segment earnings (losses)	$123,397	$22,312	$22,534	$6,398	$(21,057)	$—	$153,584
Depreciation and amortization	(20,694)	(12,036)	(5,578)	(2,510)	(754)	98	(41,474)

Operating income (loss)	102,703	10,276	16,956	3,888	(21,811)	98	112,110
Interest expense, net	(9,059)	(5,569)	(515)	(36)	(6,259)	23	(21,415)
Interest income	7,841	735	534	291	3,223	(23)	12,601
Foreign currency transaction (losses) gains, net	(1,351)	(101)	273	41	(3)	—	(1,141)
Other (expense) income, net	(1,486)	(991)	229	—	(116)	—	(2,364)

Income (loss) before income tax	$98,648	$4,350	$17,477	$4,184	$(24,966)	$98	$99,791

Capital expenditures	$73,795	$41,680	$7,894	$4,611	$875	$—	$128,855

Three Months Ended March 31, 2005
Service and other revenues	$212,879	$62,245	$53,850	$24,934	$424	$(137)	$354,195
Digital handset and accessory revenues	5,127	5,199	4,608	1,078	—	—	16,012

Operating revenues	$218,006	$67,444	$58,458	$26,012	$424	$(137)	$370,207

Segment earnings (losses)	$91,348	$3,033	$15,769	$5,345	$(15,191)	$—	$100,304
Depreciation and amortization	(15,172)	(5,379)	(3,368)	(1,909)	(367)	98	(26,097)

Operating income (loss)	76,176	(2,346)	12,401	3,436	(15,558)	98	74,207
Interest expense, net	(5,066)	(3,094)	(589)	(35)	(4,056)	16	(12,824)
Interest income	3,158	386	95	123	778	(16)	4,524
Foreign currency transaction gains (losses), net	1,660	137	87	37	(7)	—	1,914
Other (expense) income, net	(127)	(1,734)	10	(9)	(142)	—	(2,002)

Income (loss) before income tax	$75,801	$(6,651)	$12,004	$3,552	$(18,985)	$98	$65,819

Capital expenditures	$35,094	$25,347	$10,092	$2,313	$174	$—	$73,020

March 31, 2006
Property, plant and equipment, net	$531,369	$296,026	$108,974	$61,487	$33,310	$(855)	$1,030,311

Identifiable assets	$1,529,666	$475,416	$292,297	$149,799	$278,004	$(855)	$2,724,327

December 31, 2005
Property, plant and equipment, net	$486,841	$247,222	$108,238	$59,388	$33,187	$(953)	$933,923

Identifiable assets	$1,459,298	$401,013	$274,397	$148,429	$338,780	$(953)	$2,620,964

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following is a discussion and analysis of:

•	our consolidated financial condition and results of operations for the three-month periods ended March 31, 2006 and 2005; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.

You should read this discussion in conjunction with our 2005 annual report on Form 10-K, including but not limited to, the discussion regarding our critical accounting judgments, as described below. Historical results may not indicate future performance. See “Forward Looking Statements” for risks and uncertainties that may impact our future performance.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the condensed consolidated financial statements and related notes for the periods presented. Due to the inherent uncertainty involved in making those estimates, actual results to be reported in future periods could differ from those estimates.

We consider the following accounting policies to be the most important to our financial position and results of operations or policies that require us to exercise significant judgment and/or estimates:

•	revenue recognition;

•	allowance for doubtful accounts;

•	depreciation of property, plant and equipment;

•	amortization of intangible assets;

•	foreign currency;

•	loss contingencies;

•	share-based payments; and

•	income taxes.

We believe that, except for the change in our accounting for share-based payment awards with the adoption of Financial Accounting Standards Board Statement No. 123, “Share-based Payment,” or SFAS 123R, there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2006 compared to those discussed in our 2005 annual report of Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Share-Based Payments

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, which requires that we expense the cost of stock options and other forms of shared-based payments. We used the modified prospective transition method and therefore we have not restated prior periods’ results. In accordance with SFAS 123R:

•	We calculate estimated compensation cost based on the fair value of the stock option awards and restricted stock awards on their grant date;

•	We account for the estimated compensation cost under the modified prospective transition method for all share-based payment awards granted after January 1, 2006 and awards granted prior to January 1, 2006 that had not vested as of January 1, 2006;

•	We recognize share-based payment expense over the estimated expected term of the award;

•	We expense share-based payment cost only for those shares expected to vest on a straight-line basis over the expected term of the award, net of an estimated forfeiture rate;

•	We do not recognize share-based payment cost for awards for which the requisite service is not completed; and

•	We account for share-based payment for stock option awards to employees and non-employees at fair value.

For stock option awards under SFAS 123R, we use the Black-Scholes-Merton option-pricing model and management’s assumptions to estimate their fair values. The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option-pricing models such as the Black-Scholes-Merton model require the input of highly subjective assumptions, including the expected term of the share-based payment awards and the stock price volatility. The assumptions represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. Consequently, there is a risk that our estimates of the fair values of our stock option awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock option awards in the future. Certain stock option awards may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from the stock option awards that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. Additionally, application of alternative assumptions could produce significantly different estimates of the fair value of stock option awards and consequently, the related amounts recognized in the consolidated statements of operations. Currently, there is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates from option-pricing valuation models, such as Black-Scholes-Merton, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of stock option awards is determined in accordance with SFAS 123R and SAB Topic 14 (SAB 107) using the Black-Scholes-Merton option-pricing model, the fair value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. Because stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, we believe that the existing models do not necessarily provide a reliable single measure of the fair value of the stock options. See Note 2 to the condensed consolidated financial statements in this quarterly report on Form 10-Q for a further discussion on share-based payments.

Business Overview

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

The table below provides an overview of our total digital handsets in commercial service in the countries indicated as of March 31, 2006 and 2005. For purposes of the table, digital handsets in commercial service represent all digital handsets in use by our customers on the digital mobile networks in each of the listed countries.

	Total Digital Handsets in
	Commercial Service
	March 31,	March 31,
Country	2006	2005
	(in thousands)

Mexico	1,209	883
Brazil	694	504
Argentina	530	400
Peru	270	198

Total	2,703	1,985

Recent Developments

Argentina Turnover Tax Contingency.  In one of the markets in which we operate in Argentina, the city government had previously increased the turnover tax rate from 3% to 6% of revenues for cellular companies. From a regulatory standpoint, we are not considered a cellular company. As a result, until April 2006, we continued to pay the turnover tax at the existing rate and recorded a liability for the differential between the old rate and the new rate, plus interest.

In March 2006, Nextel Argentina received an unfavorable decision from the city of Buenos Aires related to the determination of whether we are a cellular company for purposes of this tax. In addition, the city of Buenos Aires confirmed a previously assessed penalty equal to 80% of the principal amount of the additional tax from December 1997 through May 2004. In April 2006, Nextel Argentina decided to pay under protest $18.8 million, which represents the total amount of principal and interest, related to this turnover tax. Nextel Argentina decided not to pay penalties based on a legal opinion that considers the probability of having to pay penalties to be remote despite the city’s decision. Nextel Argentina also decided to begin paying the higher tax amount until this issue is settled. Nextel Argentina plans to appeal the city’s decision at the judicial court level.

Similarly, one of the provincial governments in another one of the markets where we operate also increased their turnover tax rate from 4.55% to 6% of revenues for cellular companies. Consistent with our earlier position, we continue to pay the turnover tax in this province at the existing rate and accrue a liability for the incremental difference in the rate. As of March 31, 2006 and December 31, 2005, we accrued $3.8 million and $3.4 million for local turnover taxes in this province.

As of March 31, 2006 and December 31, 2005, Nextel Argentina accrued $22.6 million and $20.4 million, respectively for the local turnover tax issues, which are included as components of accrued expenses and other. The $22.6 million accrued liability includes the $18.8 million paid in April 2006.

Ratio of Earnings to Fixed Charges

Three Months Ended
March 31,
2006	2005

4.10x	4.23x

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

Reclassifications

We reclassified prior year spectrum license fees of $9.6 million for the three months ended March 31, 2005 from selling, general and administrative expenses to cost of service. For the three months ended March 31, 2006, we recorded $11.6 million of spectrum fees in cost of service.

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

Cost of revenues primarily includes the cost of providing wireless service and the cost of digital handset and accessory sales. Cost of providing service consists largely of costs of interconnection with local exchange carrier facilities and direct switch and transmitter and receiver site costs, including property taxes, expenses related to our handset maintenance programs, insurance costs, utility costs, maintenance costs, spectrum license fees and rent for the network switches and sites used to operate our digital mobile networks. Interconnection costs have fixed and variable components. The fixed component of interconnection costs consists of monthly flat-rate fees for facilities leased from local exchange carriers. The variable component of interconnection costs, which fluctuates in relation to the volume and duration of wireless calls, generally consists of per-minute use fees charged by wireline and wireless providers for wireless calls from our digital handsets terminating on their networks. Cost of digital handset and accessory sales consists largely of the cost of the handset and accessories, order fulfillment and installation-related expenses, as well as write-downs of digital handset and related accessory inventory for shrinkage or obsolescence.

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

Selling and marketing expenses includes all of the expenses related to acquiring customers. General and administrative expenses include expenses related to revenue-based taxes, billing, customer care, collections including bad debt, management information systems and corporate overhead.

a.  Consolidated

		% of		% of
		Consolidated		Consolidated	Change from
	March 31,	Operating	March 31,	Operating	Previous Year
	2006	Revenues	2005	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$505,956	96%	$354,195	96%	$151,761	43%
Digital handset and accessory revenues	22,315	4%	16,012	4%	6,303	39%

	528,271	100%	370,207	100%	158,064	43%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(134,350)	(26)%	(106,104)	(28)%	(28,246)	27%
Cost of digital handset and accessory sales	(69,801)	(13)%	(54,250)	(15)%	(15,551)	29%

	(204,151)	(39)%	(160,354)	(43)%	(43,797)	27%
Selling and marketing expenses	(69,841)	(13)%	(44,952)	(12)%	(24,889)	55%
General and administrative expenses	(100,695)	(19)%	(64,597)	(18)%	(36,098)	56%
Depreciation and amortization	(41,474)	(8)%	(26,097)	(7)%	(15,377)	59%

Operating income	112,110	21%	74,207	20%	37,903	51%
Interest expense, net	(21,415)	(4)%	(12,824)	(3)%	(8,591)	67%
Interest income	12,601	2%	4,524	1%	8,077	179%
Foreign currency transaction (losses) gains, net	(1,141)	—	1,914	1%	(3,055)	(160)%
Other expense, net	(2,364)	—	(2,002)	(1)%	(362)	18%

Income before income tax provision	99,791	19%	65,819	18%	33,972	52%
Income tax provision	(34,793)	(7)%	(20,781)	(6)%	(14,012)	67%

Net income	$64,998	12%	$45,038	12%	$19,960	44%

1.	Operating revenues

The $151.8 million, or 43%, increase in consolidated service and other revenues from the three months ended March 31, 2005 to the three months ended March 31, 2006 is primarily a result of a 35% increase in the average number of total digital handsets in service, an increase in average consolidated revenues per handset and an increase of $9.1 million, or 54%, in consolidated revenues generated from our handset maintenance programs, primarily in Mexico and Brazil.

The $6.3 million, or 39%, increase in consolidated digital handset and accessory revenues from the three months ended March 31, 2005 to the three months ended March 31, 2006 is primarily due to a 52% increase in total handset sales, as well as a 24% increase in total handset upgrades.

2.	Cost of revenues

The $28.2 million, or 27%, increase in consolidated cost of service from the three months ended March 31, 2005 to the three months ended March 31, 2006 is principally a result of the following:

•	a $12.7 million, or 24%, increase in consolidated interconnect costs resulting from a 48% increase in consolidated interconnect minutes of use;

•	a $9.9 million, or 27%, increase in consolidated direct switch and transmitter and receiver site costs resulting from a 28% increase in the total number of consolidated transmitter and receiver sites in service from March 31, 2005 to March 31, 2006; and

•	a $4.1 million, or 28%, increase in consolidated service and repair costs mainly resulting from an increase in subscribers participating under our handset maintenance programs, primarily in Mexico and Brazil.

The $15.6 million, or 29%, increase in consolidated cost of digital handset and accessory sales from the three months ended March 31, 2005 to the three months ended March 31, 2006 is primarily due to a 52% increase in total handset sales, as well as a 24% increase in total handset upgrades.

3.	Selling and marketing expenses

The $24.9 million, or 55%, increase in consolidated selling and marketing expenses from the three months ended March 31, 2005 to the three months ended March 31, 2006 is principally a result of the following:

•	a $12.8 million, or 83%, increase in consolidated indirect commissions resulting from a 53% increase in handset sales through indirect channels;

•	an $8.4 million, or 49%, increase in consolidated direct commissions and payroll expenses largely due to an increase in commissions incurred as a result of a 50% increase in handset sales across all markets by internal sales personnel; and

•	a $3.6 million, or 38%, increase in consolidated advertising expenses, primarily in Mexico and Brazil, mainly related to the launch of new markets and increased advertising initiatives related to overall subscriber growth.

4.	General and administrative expenses

The $36.1 million, or 56%, increase in consolidated general and administrative expenses from the three months ended March 31, 2005 to the three months ended March 31, 2006 is primarily a result of the following:

•	a $21.5 million, or 62%, increase largely due to $5.2 million in incremental share-based payment expense in connection with the implementation of SFAS 123R, higher personnel costs related to an increase in headcount, higher facilities-related expenses due to continued subscriber growth and $6.3 million in revenue-based taxes in Brazil that we started reporting on a gross basis in the fourth quarter of 2005, which resulted in an $18.6 million cumulative adjustment for the year ended December 31, 2005;

•	an $8.4 million, or 54%, increase in consolidated customer care expenses resulting from an increase in payroll and related expenses necessary to support a larger consolidated customer base; and

•	a $2.8 million, or 61%, increase in consolidated bad debt expense, which increased slightly as a percentage of revenues from 1.3% in 2005 to 1.4% in 2006, primarily in Mexico. We do not expect bad debt expense as a percentage of revenues to increase significantly in future periods.

5.	Depreciation and amortization

The $15.4 million, or 59%, increase in consolidated depreciation and amortization from the three months ended March 31, 2005 to the three months ended March 31, 2006 is primarily due to increased deprecation on a larger base of consolidated property, plant and equipment resulting from continued expansion of our digital mobile networks, mainly in Mexico and Brazil.

6.	Interest expense, net

The $8.6 million, or 67%, increase in consolidated net interest expense from the three months ended March 31, 2005 to the three months ended March 31, 2006 is primarily due to $6.1 million interest incurred related to our syndicated loan facility in Mexico that we drew down in May 2005 and $2.4 million in interest incurred on our 2.75% convertible notes that we issued in August 2005.

7.	Interest income

The $8.1 million, or 179%, increase in interest income from the three months ended March 31, 2005 to the three months ended March 31, 2006 is largely the result of increases in Nextel Mexico’s average consolidated cash balances due to the draw-down of Nextel Mexico’s $250.0 million syndicated loan facility in May 2005 and cash generated from operations, as well as interest earned in the U.S. on the $350.0 million proceeds received from the issuance of our 2.75% convertible notes in August 2005.

8.	Foreign currency transaction (losses) gains, net

Foreign currency transaction gains of $1.9 million for the three months ended March 31, 2005 are primarily related to gains in Mexico due to the impact of an increase in the value of the Mexican peso on Nextel Mexico’s U.S. dollar-denominated liabilities.

Foreign currency transaction losses of $1.1 million for the first quarter of 2006 primarily represent foreign currency transaction losses in Mexico caused by a decline in the value of the Mexican peso compared to the U.S. dollar on Nextel Mexico’s U.S. dollar-denominated liabilities.

9.	Income tax provision

The $14.0 million, or 67%, increase in the income tax provision from the three months ended March 31, 2005 to the three months ended March 31, 2006 is primarily due to a $34.0 million, or 52%, increase in income before tax.

Segment Results

We evaluate performance of our segments and provide resources to them based on operating income before depreciation and amortization and impairment, restructuring and other charges, which we refer to as segment earnings. We allocated $17.0 million and $8.1 million in corporate overhead costs to Nextel Mexico during the three months ended March 31, 2006 and 2005, respectively, and we treat a portion of these allocated amounts as tax deductions, where relevant. The segment information below does not reflect any allocations of corporate overhead costs because the amounts of these expenses are not provided to or used by our chief operating decision maker in making operating decisions related to these segments. In addition, because we do not view share-based compensation as related to our operational performance, we recognize share-based payment expense at the corporate level and exclude it when evaluating the business performance of our segments. The tables below provide a summary of the components of our consolidated segments for the three months ended March 31, 2006 and 2005. The results of Nextel Chile are included in “Corporate and other.”

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Three Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
March 31, 2006	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
	(dollars in thousands)

Nextel Mexico	$305,106	58%	$(100,461)	49%	$(81,248)	48%	$123,397
Nextel Brazil	115,255	22%	(53,332)	26%	(39,611)	23%	22,312
Nextel Argentina	75,170	14%	(33,778)	17%	(18,858)	11%	22,534
Nextel Peru	32,368	6%	(16,422)	8%	(9,548)	6%	6,398
Corporate and other	540	—	(326)	—	(21,271)	12%	(21,057)
Intercompany eliminations	(168)	—	168	—	—	—	—

Total consolidated	$528,271	100%	$(204,151)	100%	$(170,536)	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Three Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
March 31, 2005	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
	(dollars in thousands)

Nextel Mexico	$218,006	59%	$(74,796)	47%	$(51,862)	47%	$91,348
Nextel Brazil	67,444	18%	(44,126)	27%	(20,285)	19%	3,033
Nextel Argentina	58,458	16%	(28,160)	18%	(14,529)	13%	15,769
Nextel Peru	26,012	7%	(12,839)	8%	(7,828)	7%	5,345
Corporate and other	424	—	(570)	—	(15,045)	14%	(15,191)
Intercompany eliminations	(137)	—	137	—	—	—	—

Total consolidated	$370,207	100%	$(160,354)	100%	$(109,549)	100%

A discussion of the results of operations in each of our reportable segments is provided below.

b.  Nextel Mexico

		% of		% of
		Nextel		Nextel
		Mexico’s		Mexico’s	Change from
	March 31,	Operating	March 31,	Operating	Previous Year
	2006	Revenues	2005	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$298,115	98%	$212,879	98%	$85,236	40%
Digital handset and accessory revenues	6,991	2%	5,127	2%	1,864	36%

	305,106	100%	218,006	100%	87,100	40%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(62,217)	(20)%	(46,110)	(21)%	(16,107)	35%
Cost of digital handset and accessory sales	(38,244)	(13)%	(28,686)	(13)%	(9,558)	33%

	(100,461)	(33)%	(74,796)	(34)%	(25,665)	34%
Selling and marketing expenses	(43,902)	(14)%	(29,220)	(14)%	(14,682)	50%
General and administrative expenses	(37,346)	(12)%	(22,642)	(10)%	(14,704)	65%

Segment earnings	123,397	41%	91,348	42%	32,049	35%
Depreciation and amortization	(20,694)	(7)%	(15,172)	(7)%	(5,522)	36%

Operating income	102,703	34%	76,176	35%	26,527	35%
Interest expense, net	(9,059)	(3)%	(5,066)	(2)%	(3,993)	79%
Interest income	7,841	3%	3,158	1%	4,683	148%
Foreign currency transaction (losses) gains, net	(1,351)	(1)%	1,660	1%	(3,011)	(181)%
Other expense, net	(1,486)	(1)%	(127)	—	(1,359)	NM

Income before income tax	$98,648	32%	$75,801	35%	$22,847	30%

NM-Not Meaningful

In accordance with accounting principles generally accepted in the United States of America, we translated Nextel Mexico’s results of operations using the average exchange rates for the three months ended March 31, 2006 and 2005. The average exchange rate of the Mexican peso for the three months ended March 31, 2006 appreciated in value against the U.S. dollar by 6% from the three months ended March 31, 2005. As a result, compared to 2005, the components of Nextel Mexico’s results of operations for 2006 after translation into U.S. dollars reflect higher increases than would have occurred if it were not for the impact of the appreciation in the average value of the peso.

1.	Operating revenues

The $85.2 million, or 40%, increase in service and other revenues from the three months ended March 31, 2005 to the three months ended March 31, 2006 is primarily due to the following:

•	a 36% increase in the average number of digital handsets in service resulting from growth in Nextel Mexico’s existing markets, as well as the expansion of service coverage into new markets during 2005 and the first quarter of 2006; and

•	a $3.1 million, or 41%, increase in revenues generated from Nextel Mexico’s handset maintenance program due to growth in the number of Nextel Mexico’s customers that are utilizing this program.

The $1.9 million, or 36%, increase in digital handset and accessory revenues from the three months ended March 31, 2005 to the three months ended March 31, 2006 is primarily due to a 58% increase in handset sales, as well as a 30% increase in handset upgrades.

2.	Cost of revenues

The $16.1 million, or 35%, increase in cost of service from the three months ended March 31, 2005 to the three months ended March 31, 2006 is principally due to the following:

•	a $7.5 million, or 36%, increase in interconnect costs resulting from a 57% increase in interconnect minutes of use, partially offset by lower per minute charges achieved through volume discounts negotiated with various carriers;

•	a $4.2 million, or 22%, increase in direct switch and transmitter and receiver site costs, including spectrum license fees, resulting from a 38% increase in the number of transmitter and receiver sites in service from March 31, 2005 to March 31, 2006; and

•	a $3.4 million, or 65%, increase in service and repair costs largely due to increased activity under Nextel Mexico’s handset maintenance program.

The $9.6 million, or 33%, increase in cost of digital handset and accessory sales from the three months ended March 31, 2005 to the three months ended March 31, 2006 is primarily due to a 58% increase in handset sales, as well as a 30% increase in handset upgrades.

3.	Selling and marketing expenses

The $14.7 million, or 50%, increase in selling and marketing expenses from the three months ended March 31, 2005 to the three months ended March 31, 2006 is primarily a result of the following:

•	a $9.3 million, or 81%, increase in indirect commissions primarily due to a 55% increase in handset sales by Nextel Mexico’s outside dealers, as well as higher commissions per handset sale;

•	a $3.0 million, or 31%, increase in direct commissions and payroll expenses principally due to a 63% increase in handset sales by Nextel Mexico’s sales personnel; and

•	a $2.1 million, or 31%, increase in advertising costs largely due to the launch of new markets, the launch of new rate plans and objectives to reinforce market awareness of the Nextel brand name.

4.	General and administrative expenses

The $14.7 million, or 65%, increase in general and administrative expenses from the three months ended March 31, 2005 to the three months ended March 31, 2006 is largely a result of the following:

•	a $5.5 million, or 51%, increase in general corporate costs resulting from an increase in payroll and related expenses caused by more general and administrative personnel, higher business insurance expenses and increased facilities costs due to expansion into new markets;

•	a $4.5 million, or 59%, increase in customer care expenses primarily due to higher payroll and employee related expenses caused by an increase in customer care personnel necessary to support a larger customer base;

•	a $3.3 million increase in bad debt expense, which increased as a percentage of revenues from 0.4% in the first quarter of 2005 to 1.4% in the first quarter of 2006; and

•	a $1.2 million, or 41%, increase in information technology expenses.

5.	Depreciation and amortization

Depreciation and amortization increased $5.5 million, or 36%, from the three months ended March 31, 2005 to the three months ended March 31, 2006 primarily due to increased depreciation on Nextel Mexico’s significantly higher property, plant and equipment base primarily as a result of accelerating the build-out of Nextel Mexico’s digital mobile network.

6.	Interest expense, net

The $4.0 million, or 79%, increase in net interest expense from the three months ended March 31, 2005 to the three months ended March 31, 2006 is largely a result of interest incurred on Nextel Mexico’s syndicated loan facility during the first quarter of 2006, which we drew down in May 2005.

7.	Interest income

The $4.7 million, or 148%, increase in interest income from the three months ended March 31, 2005 to the three months ended March 31, 2006 is largely the result of an increase in Nextel Mexico’s average cash balances resulting primarily from the draw-down of Nextel Mexico’s $250.0 million syndicated loan facility in May 2005 and cash generated from operations.

8.	Foreign currency transaction (losses) gains, net

Foreign currency transaction losses of $1.4 million for the three months ended March 31, 2006 is primarily the result of the impact of the relative weakening of the peso compared to the U.S. dollar on Nextel Mexico’s U.S. dollar-denominated liabilities. Foreign currency transaction gains of $1.7 million for the three months ended March 31, 2005 are mostly due to the impact of the relative strengthening of the peso compared to the U.S. dollar on Nextel Mexico’s U.S. dollar-denominated liabilities.

9.	Other expense, net

The $1.4 million increase in other expense, net, from the three months ended March 31, 2005 to the three months ended March 31, 2006 is mostly due to an increase in realized losses related to Nextel Mexico’s hedge of capital expenditures and handset purchases that we reclassified from accumulated other comprehensive loss.

c.  Nextel Brazil

		% of		% of
		Nextel		Nextel
		Brazil’s		Brazil’s	Change from
	March 31,	Operating	March 31,	Operating	Previous Year
	2006	Revenues	2005	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$106,690	93%	$62,245	92%	$44,445	71%
Digital handset and accessory revenues	8,565	7%	5,199	8%	3,366	65%

	115,255	100%	67,444	100%	47,811	71%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(36,588)	(32)%	(31,328)	(46)%	(5,260)	17%
Cost of digital handset and accessory sales	(16,744)	(15)%	(12,798)	(19)%	(3,946)	31%

	(53,332)	(47)%	(44,126)	(65)%	(9,206)	21%
Selling and marketing expenses	(15,169)	(13)%	(7,484)	(11)%	(7,685)	103%
General and administrative expenses	(24,442)	(21)%	(12,801)	(20)%	(11,641)	91%

Segment earnings	22,312	19%	3,033	4%	19,279	NM
Depreciation and amortization	(12,036)	(10)%	(5,379)	(8)%	(6,657)	124%

Operating income (loss)	10,276	9%	(2,346)	(4)%	12,622	NM
Interest expense, net	(5,569)	(5)%	(3,094)	(5)%	(2,475)	80%
Interest income	735	1%	386	1%	349	90%
Foreign currency transaction (losses) gains, net	(101)	—	137	—	(238)	(174)%
Other expense, net	(991)	(1)%	(1,734)	(2)%	743	(43)%

Income (loss) before income tax	$4,350	4%	$(6,651)	(10)%	$11,001	(165)%

NM-Not Meaningful

In accordance with accounting principles generally accepted in the United States of America, we translated Nextel Brazil’s results of operations using the average exchange rate for the three months ended March 31, 2006. The average exchange rate for the three months ended March 31, 2006 appreciated against the U.S. dollar by 21% from the three months ended March 31, 2005. As a result, the components of Nextel Brazil’s results of operations for the three months ended March 31, 2006 after translation into U.S. dollars reflect significantly higher increases than would have occurred if it were not for the impact of the appreciation in the average value of the real.

1.	Operating revenues

The $44.4 million, or 71%, increase in service and other revenues from the three months ended March 31, 2005 to the three months ended March 31, 2006 is primarily a result of the following:

•	a 35% increase in the average number of digital handsets in service resulting from growth in Nextel Brazil’s existing markets, as well as expansion into new markets;

•	the 21% appreciation of the Brazilian real against the U.S. dollar; and

•	a $3.2 million increase in revenues generated from Nextel Brazil’s handset maintenance program due to growth in the number of customers that are utilizing this program.

The increase in service and other revenues is also due to $6.3 million in revenue-based taxes that we recorded in the first quarter of 2006. During the fourth quarter of 2005, we began recording these taxes on a gross basis, and as a result, we recorded $18.6 million as the cumulative impact of recording these revenue-based taxes gross for the year ended December 31, 2005.

The $3.4 million, or 65%, increase in digital handset and accessory revenues from the three months ended March 31, 2005 to the three months ended March 31, 2006 is largely the result of a 57% increase in handset sales, as well as a 13% increase in handset upgrades.

2.	Cost of revenues

The $5.3 million, or 17%, increase in cost of service from the three months ended March 31, 2005 to the three months ended March 31, 2006 is primarily due to a $4.6 million, or 48%, increase in direct switch and transmitter and receiver site costs, including spectrum license fees, resulting from a 29% increase in the number of transmitter and receiver sites in service from March 31, 2005 to March 31, 2006, as well as an increase in cost per site in service and the 21% appreciation of the Brazilian real.

The $3.9 million, or 31%, increase in cost of digital handset and accessory sales from the three months ended March 31, 2005 to the three months ended March 31, 2006 is primarily due to a 57% increase in handset sales, as well as a 13% increase in handset upgrades.

3.	Selling and marketing expenses

The $7.7 million, or 103%, increase in selling and marketing expenses from the three months ended March 31, 2005 to the three months ended March 31, 2006 is principally due to the following:

•	a $4.1 million, or 116%, increase in payroll and direct commissions largely as a result of a 57% increase in handset sales by Nextel Brazil’s sales force;

•	a $2.0 million, or 115%, increase in indirect commissions resulting from a 57% increase in handset sales through Nextel Brazil’s indirect channels, as well as an increase in indirect commissions earned per handset sale; and

•	a $1.8 million, or 142%, increase in advertising expenses due to the implementation of more advertising campaigns during the first quarter of 2006 primarily as a result of increased initiatives related to overall subscriber growth and the launch of new markets.

All of these increases also resulted from the 21% appreciation of the Brazilian real against the U.S. dollar.

4.	General and administrative expenses

The $11.6 million, or 91%, increase in general and administrative expenses from the three months ended March 31, 2005 to the three months ended March 31, 2006 is primarily a result of the following:

•	an $8.3 million increase in general corporate costs mainly due to $6.3 million in revenue-based taxes that we started reporting on a gross basis in the fourth quarter of 2005, which resulted in an $18.6 million cumulative adjustment for the year ended December 31, 2005; and

•	a $3.0 million, or 73%, increase in customer care expenses resulting from an increase in payroll and related expenses due to more customer care personnel necessary to support a larger customer base.

All of these increases also resulted from the 21% appreciation of the Brazilian real against the U.S. dollar.

5.	Depreciation and amortization

The $6.7 million, or 124%, increase in depreciation and amortization from the three months ended March 31, 2005 to the three months ended March 31, 2006 is primarily due to increased depreciation on Nextel Brazil’s significantly higher property, plant and equipment base primarily as a result of accelerating the build-out of Nextel Brazil’s digital mobile network, as well as the 21% appreciation of the Brazilian real against the U.S. dollar.

6.	Interest expense, net

The $2.5 million, or 80%, increase in net interest expense from the three months ended March 31, 2005 to the three months ended March 31, 2006 is primarily the result of increased interest incurred on Nextel Brazil’s tower financing obligations, as well as the 21% appreciation of the Brazilian real against the U.S. dollar.

d.  Nextel Argentina

		% of		% of
		Nextel		Nextel
		Argentina’s		Argentina’s	Change from
	March 31,	Operating	March 31,	Operating	Previous Year
	2006	Revenues	2005	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$70,263	93%	$53,850	92%	$16,413	30%
Digital handset and accessory revenues	4,907	7%	4,608	8%	299	6%

	75,170	100%	58,458	100%	16,712	29%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(24,828)	(33)%	(19,560)	(33)%	(5,268)	27%
Cost of digital handset and accessory sales	(8,950)	(12)%	(8,600)	(15)%	(350)	4%

	(33,778)	(45)%	(28,160)	(48)%	(5,618)	20%
Selling and marketing expenses	(5,939)	(8)%	(4,386)	(8)%	(1,553)	35%
General and administrative expenses	(12,919)	(17)%	(10,143)	(17)%	(2,776)	27%

Segment earnings	22,534	30%	15,769	27%	6,765	43%
Depreciation and amortization	(5,578)	(7)%	(3,368)	(6)%	(2,210)	66%

Operating income	16,956	23%	12,401	21%	4,555	37%
Interest expense, net	(515)	(1)%	(589)	(1)%	74	(13)%
Interest income	534	1%	95	—	439	NM
Foreign currency transaction gains, net	273	—	87	—	186	214%
Other income, net	229	—	10	—	219	NM

Income before income tax	$17,477	23%	$12,004	20%	$5,473	46%

NM-Not Meaningful

In accordance with accounting principles generally accepted in the United States of America, we translated Nextel Argentina’s results of operations using the average exchange rates for the three months ended March 31, 2006 and 2005. The average exchange rate of the Argentine peso for the three months ended March 31, 2006 depreciated against the U.S. dollar by 5% from the same period in 2005. As a result, compared to 2005, the components of Nextel Argentina’s results of operations for 2006 after translation into U.S. dollars reflect lower increases than would have occurred if it were not for the impact of the depreciation of the peso.

1.	Operating revenues

The $16.4 million, or 30%, increase in service and other revenues from the three months ended March 31, 2005 to the three months ended March 31, 2006 is primarily a result of the following:

•	a 32% increase in the average number of digital handsets in service, resulting mostly from growth in Nextel Argentina’s existing markets; and

•	a $2.4 million, or 53%, increase in revenues generated from Nextel Argentina’s handset maintenance program due to growth in the number of customers that are utilizing this program.

2.	Cost of revenues

The $5.3 million, or 27%, increase in cost of service from the three months ended March 31, 2005 to the three months ended March 31, 2006 is principally a result of the following:

•	a $3.1 million, or 31%, increase in interconnect costs primarily caused by a 27% increase in interconnect minutes of use, as well as an increase in termination fees between mobile-to-mobile handsets;

•	a $1.2 million, or 25%, increase in direct switch and transmitter and receiver site costs, including spectrum license fees, due to a 15% increase in the number of transmitter and receiver sites in service from March 31, 2005 to March 31, 2006, an increase in new claims on cell sites by municipalities and increases in costs associated with site termination leases; and

•	a $0.8 million, or 19%, increase in service and repair costs resulting from increased activity under Nextel Argentina’s handset maintenance program.

3.	Selling and marketing expenses

The $1.6 million, or 35%, increase in selling and marketing expenses from the three months ended March 31, 2005 to the three months ended March 31, 2006 is largely a result of the following:

•	a $1.0 million, or 63%, increase in indirect commissions primarily due to a 43% increase in handset sales obtained through indirect channels as well as higher commission per handset sale due to higher volumes; and

•	a $0.5 million, or 26%, increase in other sales costs largely due to an increase in direct commissions resulting from a 22% increase in handset sales by Nextel Argentina’s sales force.

4.	General and administrative expenses

The $2.8 million, or 27%, increase in general and administrative expenses from the three months ended March 31, 2005 to the three months ended March 31, 2006 is largely a result of the following:

•	a $2.0 million, or 31%, increase in general corporate costs resulting from certain revenue-based taxes, an increase in payroll and related expenses caused by an increase in general and administrative personnel and an increase in legal fees; and

•	a $0.6 million, or 30%, increase in customer care and billing operations expenses primarily as a result of an increase in personnel needed to support a growing customer base.

5.	Depreciation and amortization

The $2.2 million, or 66%, increase in depreciation and amortization from the three months ended March 31, 2005 to the three months ended March 31, 2006 is primarily due to increased depreciation resulting from a larger property, plant and equipment base related to the continued build-out of Nextel Argentina’s digital mobile network.

e.  Nextel Peru

		% of		% of
		Nextel		Nextel
		Peru’s		Peru’s	Change from
	March 31,	Operating	March 31,	Operating	Previous Year
	2006	Revenues	2005	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$30,516	94%	$24,934	96%	$5,582	22%
Digital handset and accessory revenues	1,852	6%	1,078	4%	774	72%

	32,368	100%	26,012	100%	6,356	24%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(10,559)	(33)%	(8,673)	(33)%	(1,886)	22%
Cost of digital handset and accessory sales	(5,863)	(18)%	(4,166)	(16)%	(1,697)	41%

	(16,422)	(51)%	(12,839)	(49)%	(3,583)	28%
Selling and marketing expenses	(3,523)	(11)%	(2,833)	(11)%	(690)	24%
General and administrative expenses	(6,025)	(18)%	(4,995)	(19)%	(1,030)	21%

Segment earnings	6,398	20%	5,345	21%	1,053	20%
Depreciation and amortization	(2,510)	(8)%	(1,909)	(8)%	(601)	31%

Operating income	3,888	12%	3,436	13%	452	13%
Interest expense, net	(36)	—	(35)	—	(1)	3%
Interest income	291	1%	123	1%	168	137%
Foreign currency transaction gains, net	41	—	37	—	4	11%
Other expense, net	—	—	(9)	—	9	(100)%

Income before income tax	$4,184	13%	$3,552	14%	$632	18%

Because the U.S. dollar is the functional currency in Peru, Nextel Peru’s results of operations are not significantly impacted by changes in the U.S. dollar to Peruvian sol exchange rate.

1.	Operating revenues

The $5.6 million, or 22%, increase in service and other revenues from the three months ended March 31, 2005 to the three months ended March 31, 2006 is primarily due to a 35% increase in the average number of digital handsets in service, partially offset by a decrease in average revenue per handset mainly resulting from increased competition.

2.	Cost of revenues

The $1.9 million, or 22%, increase in cost of service from the three months ended March 31, 2005 to the three months ended March 31, 2006 is primarily due to a $1.9 million, or 42%, increase in interconnect costs largely as a result of an 83% increase in interconnect minutes of use, partially offset by a decrease in per minute costs due to new interconnect regulations that became effective in January 2006.

The $1.7 million, or 41%, increase in cost of digital handsets and accessories from the three months ended March 31, 2005 to the three months ended March 31, 2006 is largely a result of a 45% increase in handset sales.

3.	General and administrative expenses

The $1.0 million, or 21%, increase in general and administrative expenses from the three months ended March 31, 2005 to the three months ended March 31, 2006 is principally due to the following:

•	a $0.4 million, or 23%, increase in customer care expenses primarily as a result of an increase in customer care and billing operations personnel caused by the need to support a growing customer base; and

•	a $0.2 million, or 12%, increase in general corporate costs due to increases in general and administrative personnel and various taxes paid to regulatory agencies.

f.  Corporate and other

		% of		% of
		Corporate		Corporate
		and Other		and Other	Change from
	March 31,	Operating	March 31,	Operating	Previous Year
	2006	Revenues	2005	Revenue	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$540	100%	$424	100%	$116	27%
Digital handset and accessory revenues	—	—	—	—	—	—

	540	100%	424	100%	116	27%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(326)	(60)%	(570)	(134)%	244	(43)%
Cost of digital handset and accessory sales	—	—	—	—	—	—

	(326)	(60)%	(570)	(134)%	244	(43)%
Selling and marketing expenses	(1,308)	(242)%	(1,029)	(243)%	(279)	27%
General and administrative expenses	(19,963)	NM	(14,016)	NM	(5,947)	42%

Segment losses	(21,057)	NM	(15,191)	NM	(5,866)	39%
Depreciation and amortization	(754)	(140)%	(367)	(87)%	(387)	105%

Operating loss	(21,811)	NM	(15,558)	NM	(6,253)	40%
Interest expense, net	(6,259)	NM	(4,056)	NM	(2,203)	54%
Interest income	3,223	NM	778	183%	2,445	314%
Foreign currency transaction losses, net	(3)	(1)%	(7)	(2)%	4	(57)%
Other expense, net	(116)	(21)%	(142)	(33)%	26	(18)%

Loss before income tax	$(24,966)	NM	$(18,985)	NM	$(5,981)	32%

NM-Not Meaningful

1.	Operating revenues and cost of revenues

Corporate and other operating revenues and cost of revenues primarily represent the results of analog operations reported by Nextel Chile. Operating revenues and cost of revenues did not significantly change from the three months ended March 31, 2005 to the three months ended March 31, 2006 because Nextel Chile’s subscriber base remained stable.

2.	General and administrative expenses

The $5.9 million, or 42%, increase in general and administrative expenses from the three months ended March 31, 2005 to the three months ended March 31, 2006 is primarily due to $5.2 million in incremental stock compensation expense recorded in connection with the implementation of SFAS 123R.

3.	Interest expense, net

The $2.2 million, or 54%, increase in interest expense from the three months ended March 31, 2005 to the three months ended March 31, 2006 is substantially the result of interest related to our 2.75% convertible notes that we issued in August 2005.

4.	Interest income

The $2.4 million, or 314%, increase in interest income from the three months ended March 31, 2005 to the three months ended March 31, 2006 is primarily due to interest earned on the $350.0 million proceeds received from the issuance of our 2.75% convertible notes.

Liquidity and Capital Resources

We had a working capital surplus of $772.6 million as of March 31, 2006, a $20.6 million decrease compared to December 31, 2005. The decrease in our working capital, which is defined as total current assets less total current liabilities, is primarily attributable to lower consolidated cash and cash equivalent balances resulting from cash used to fund the expansion of our digital mobile networks in Mexico and Brazil.

We recognized net income of $65.0 million for the three months ended March 31, 2006 and $45.0 million for the three months ended March 31, 2005. During the first quarter of 2006, our operating revenues more than offset our operating expenses, excluding depreciation and amortization, and cash capital expenditures. However, we cannot be sure that this trend will continue in the future as we intend to continue the current expansion of our networks, primarily in Mexico and Brazil. See “Future Capital Needs and Resources” for a discussion of our future outlook and anticipated sources and uses of funds for the remainder of 2006.

Cash Flows.  Our operating activities provided us with $84.5 million of net cash during the three months ended March 31, 2006 and $47.2 million of net cash during the three months ended March 31, 2005. The $37.3 million increase in generation of cash is primarily due to higher operating income resulting from our profitable growth strategy.

We used $108.8 million of net cash in our investing activities during the three months ended March 31, 2006 compared to $59.1 million during the three months ended March 31, 2005. The $49.7 million increase in cash used in our investing activities is primarily due to a $31.4 million increase in cash capital expenditures during the first three months of 2006 compared to the same period in 2005 related to the accelerated build out of our digital mobile networks in Mexico and Brazil, as well as $26.4 million in proceeds from the maturity of short-term investments that we received during the first quarter of 2005.

Our financing activities provided us with $5.3 million of net cash during the three months ended March 31, 2006, primarily due to the excess tax benefit we recognized in connection with our adoption of SFAS 123R, which was effective January 1, 2006. We did not have any significant cash flows from financing activities during the three months ended March 31, 2005.

Future Capital Needs and Resources

Capital Resources.  Our ongoing capital resources depend on a variety of factors, including our existing cash and cash equivalents balances, cash flows generated by our operating companies and external financial sources that may be available. As of March 31, 2006, our capital resources included $853.7 million of cash and cash equivalents and $7.4 million of available short-term investments. Our ability to generate sufficient net cash from our operating activities is dependent upon, among other things:

•	the amount of revenue we are able to generate and collect from our customers;

•	the amount of operating expenses required to provide our services;

•	the cost of acquiring and retaining customers, including the subsidies we incur to provide handsets to both our new and existing customers;

•	our ability to continue to grow our customer base; and

•	fluctuations in foreign exchange rates.

Under an existing agreement with American Tower Corporation, during the three months ended March 31, 2006 we received $0.4 million in gross proceeds from tower sale-leaseback transactions in Mexico and Brazil.

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

Capital Expenditures.  Our capital expenditures, including capitalized interest, were $128.9 million for the three months ended March 31, 2006 compared to $73.0 million for the three months ended March 31, 2005. In the future, we expect to finance our capital spending using the most effective combination of cash from operations, cash on hand and any other external financing that becomes available. Our capital spending is driven by several factors, including:

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

Our future capital expenditures will be significantly affected by future technology improvements and technology choices. In October 2001, Motorola and Nextel Communications announced an anticipated significant technology upgrade to the iDEN digital mobile network, the 6:1 voice coder software upgrade. Beginning in 2004, we started selling handsets that can operate on the new 6:1 voice coder. We expect that this software upgrade will increase our voice capacity for interconnect calls and leverage our existing investment in infrastructure. With the exception of Mexico, we do not expect to realize significant benefits from the operation of the 6:1 voice coder until after 2006. If there are substantial delays in realizing the benefits of the 6:1 voice coder, we could be required to invest additional capital in our infrastructure to satisfy our network capacity needs. See “Forward Looking Statements.”

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

In making our assessments of a fully funded business plan and net income, we have considered:

•	cash, cash equivalents and short-term investments on hand and available to fund our operations;

•	expected cash flows from operations;

•	the anticipated level of capital expenditures;

•	the anticipated level of spectrum acquisitions;

•	our scheduled debt service; and

•	income taxes.

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

Forward Looking Statements

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.  Certain statements made in this quarterly report on Form 10-Q are not historical or current facts, but deal with potential future circumstances and developments. They can be identified by the use of forward-looking words such as “believes,” “expects,” “intends,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy that involve risks and uncertainties. We caution you that these forward-looking statements are only predictions, which are subject to risks and uncertainties, including technical uncertainties, financial variations, changes in the regulatory environment, industry growth and trend predictions. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operation and results of our wireless communications business also may be subject to the effects of other risks and uncertainties in addition to the other qualifying factors identified in this Item, including, but not limited to:

•	our ability to meet the operating goals established by our business plan;

•	general economic conditions in Latin America and in the market segments that we are targeting for our digital mobile services;

•	the political and social conditions in the countries in which we operate, including political instability, which may affect the economies of our markets and the regulatory schemes in these countries;

•	substantive terms of any international financial aid package that may be made available to any country in which our operating companies conduct business;

•	the impact of foreign exchange volatility in our markets as compared to the U.S. dollar and related currency devaluations in countries in which our operating companies conduct business;

•	reasonable access to and the successful performance of the technology being deployed in our service areas, and improvements thereon, including technology deployed in connection with the introduction of digital two-way mobile data or Internet connectivity services in our markets;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components at reasonable pricing to meet our service deployment and marketing plans and customer demand;

•	the success of efforts to improve and satisfactorily address any issues relating to our digital mobile network performance;

•	future legislation or regulatory actions relating to our specialized mobile radio services, other wireless communication services or telecommunications generally;

•	the ability to achieve and maintain market penetration and average subscriber revenue levels sufficient to provide financial viability to our digital mobile network business;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular services and personal communications services;

•	market acceptance of our new service offerings;

•	our ability to access sufficient debt or equity capital to meet any future operating and financial needs; and

•	other risks and uncertainties described in this quarterly report on Form 10-Q and from time to time in our other reports filed with the Securities and Exchange Commission.

Effect of New Accounting Standards

In October 2005, the Financial Accounting Standards Board, or FASB, issued Staff Position No. 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” or FSP No. 13-1, to address accounting for rental costs associated with building and ground operating leases. FSP No. 13-1 requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. FSP No. 13-1 is effective for the first reporting period beginning after December 15, 2005 and requires public companies that are currently capitalizing these rental costs for operating lease arrangements entered into prior to the effective date to cease capitalizing such costs. Retroactive application in accordance with Statement of Financial Accounting Standards, or SFAS, 154 is permitted but not required. We implemented FSP No. 13-1, effective January 1, 2006, as required. The adoption of FSP No. 13-1 did not have a material impact on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 150,” or SFAS 155. SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies that certain instruments are not subject to the requirements of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that may contain an embedded derivative requiring bifurcation, clarifies what may be an embedded derivative for certain concentrations of credit risk and amends SFAS 140 to eliminate certain prohibitions related to derivatives on a qualifying special-purpose entity. SFAS 155 is effective for fiscal years beginning after September 15, 2006. We are currently evaluating the impact that SFAS 155 may have on our consolidated financial statements.

In March 2006, the Emerging Issues Task Force, or EITF, discussed Issue 05-1, “Accounting for the Conversion of an Instrument That Becomes Convertible upon the Issuer’s Exercise of a Call Option,” or EITF 05-1. The EITF reached a tentative consensus that the issuance of equity securities to settle an instrument that becomes convertible upon the issuer’s exercise of a call option should be accounted for as a conversion as opposed to an extinguishment if, at issuance, the debt instrument contains a substantive conversion feature other than the issuer’s call option. EITF 05-1 is tentatively effective after the FASB’s ratification of the consensus. We are currently evaluating the impact that EITF 05-1 may have on our consolidated financial statements.

In March 2006, the EITF discussed Issue 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation),”

or EITF 06-3. The EITF reached a tentative consensus that a company should disclose its accounting policy (gross or net presentation) regarding presentation of sales and other similar taxes. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. Tentatively, EITF 06-3 would be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. We are currently evaluating the impact that EITF 06-3 may have on our consolidated financial statements. Historically, we have reported certain revenue-based taxes imposed on us in Brazil as a reduction of revenue. We viewed them as pass-through costs since they were billed to and collected from customers on behalf of local government agencies. During the fourth quarter of 2005, we increased our operating revenues and general and administrative expenses to gross-up these revenue-based taxes related to the full year 2005 because they are the primary obligation of Nextel Brazil. This presentation is in accordance with EITF 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” During the three months ended March 31, 2006, Nextel Brazil recorded $6.3 million of revenue-based taxes as a component of service and other revenues.

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

Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. In July 2005, Nextel Mexico entered into an interest rate swap agreement to hedge the variability of future cash flows associated with the $31.0 million Mexican peso-denominated variable interest rate portion of its $250.0 million syndicated loan facility. Under the interest rate swap, Nextel Mexico agreed to exchange the difference between the variable Mexican reference rate, TIIE, and a fixed interest rate, based on a notional amount of $31.4 million. The interest rate swap fixed the amount of interest expense associated with this portion of the Mexico syndicated loan facility effective August 31, 2005 and continues over the life of the facility based on a fixed interest rate of about 11.95% per year. As of March 31, 2006, a significant portion of our borrowings were fixed-rate long-term debt obligations.

The table below presents principal amounts, related interest rates by year of maturity and aggregate amounts as of March 31, 2006 for our fixed rate debt obligations, including our convertible notes, our syndicated loan facility in Mexico and our tower financing obligations, the notional amounts of our purchased call options and written put options and the fair value of our interest rate swap. We determined the fair values included in this section based on:

•	quoted market prices for our convertible notes;

•	carrying values for our tower financing obligations and syndicated loan facility as interest rates were set recently when we entered into these transactions; and

•	market values as determined by an independent third party investment banking firm for our purchased call options, written put options and interest rate swap.

The changes in the fair values of our debt compared to their fair values as of December 31, 2005 reflect changes in applicable market conditions. The amount of our forecasted hedge agreements as of March 31, 2006 represents our 2006 foreign currency hedges. All of the information in the table is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows associated with our long-term debt are denominated in U.S. dollars (US$), Mexican pesos (MP) and Brazilian reais (BR).

	Year of Maturity						March 31, 2006		December 31, 2005
	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total	Fair Value	Total	Fair Value
	(dollars in thousands)

Long-Term Debt:
Fixed Rate (US$)	$1,226	$1,270	$1,768	$1,859	$1,872	$762,652	$770,647	$1,586,456	$770,950	$1,301,140
Average Interest Rate	10.0%	10.0%	10.0%	10.0%	10.0%	3.1%	3.2%		3.2%
Fixed Rate (MP)	$9,567	$13,634	$39,415	$40,038	$4,686	$74,593	$181,933	$181,933	$182,848	$182,848
Average Interest Rate	13.7%	13.5%	12.9%	13.0%	17.6%	17.5%	15.1%		15.3%
Fixed Rate (BR)	$1,909	$1,318	$3,357	$3,672	$3,134	$55,500	$68,890	$68,890	$58,196	$58,196
Average Interest Rate	16.8%	21.1%	16.7%	17.7%	20.8%	26.7%	25.1%		26.2%
Variable Rate (US$)	$10,320	$15,480	$51,600	$51,600	$—	$—	$129,000	$129,000	$129,000	$129,000
Average Interest Rate	7.1%	7.1%	7.1%	7.1%	—	—	7.1%		6.8%
Variable Rate (MP)	$2,517	$3,775	$12,583	$12,584	$—	$—	$31,459	$31,459	$31,964	$31,964
Average Interest Rate	9.9%	9.9%	9.9%	9.9%	—	—	9.9%		11.1%
Forecasted Hedge Agreements:
Purchased call options	$142,156	$—	$—	$—	$—	$—	$142,156	$493	$181,426	$2,016
Written put options	$142,156	$—	$—	$—	$—	$—	$142,156	$226	$181,426	$(2,250)
Interest Rate Swap:
Variable to Fixed	$2,517	$3,775	$12,583	$12,584	$—	$—	$31,459	$(1,137)	$31,964	$(1,174)
Average Pay Rate	11.95%	11.95%	11.95%	11.95%	—	—	11.95%		11.95%
Average Receive Rate	9.85%	9.85%	9.85%	9.85%	—	—	9.85%		11.13%

Item 4.	Controls and Procedures.

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

As of the end of the period covered in this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and in our operating companies, including our chief executive officer and chief financial officer. This evaluation included the item described in management’s report on internal control over financial reporting included in Item 9A of our 2005 annual report on Form 10-K. Based on and as of the date of such evaluation and as a result of the material weakness described below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective.

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

We did not maintain effective controls over the completeness and accuracy of the income tax provision and the related balance sheet accounts and note disclosures. Specifically, our controls over the processes and procedures related to the determination and review of the quarterly tax provisions were not adequate to ensure that the income tax provision was prepared in accordance with generally accepted accounting principles. This control deficiency, which continues to exist as of March 31, 2006, resulted in audit adjustments to the 2005 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the income tax provision and the related balance sheet accounts and note disclosures that would result in a material misstatement to our interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

Changes in Internal Control over Financial Reporting

During the first quarter of 2006, we implemented Hyperion Financial Management at our corporate headquarters as a tool to support our accounting consolidation and external reporting processes. These changes will reduce the need for manual spreadsheets and facilitate our workflow thus allowing more time for analysis. We have realigned our teams and have trained them to adapt the new processes and controls. As a direct result, we have been updating our key control activities documentation related to our compliance with Section 404 of the Sarbanes-Oxley Act.

We have also continued to work on a number of initiatives to remediate the material weakness related to the calculation of the income tax provision and related balance sheet accounts, including the following:

•	We have made significant progress in filling the positions at corporate headquarters, with the hiring of a senior tax manager experienced in income tax calculations under U.S. GAAP, a senior tax manager experienced in many aspects of income tax accounting in both Mexico and the U.S., and an additional income tax specialist with broad experience in tax and finance in Latin America;

•	We are currently training our recently-hired U.S. based individuals with regard to controls surrounding the calculation of the income tax provision and related accounts;

•	We are maintaining our on-going training program to deepen and broaden the understanding of U.S. GAAP income tax provision calculation procedures in our foreign subsidiaries;

•	We have evaluated our quarterly procedures, and reallocated the ownership of some of those controls between headquarters and our foreign markets to increase the effectiveness of those procedures; and

•	We continue to work with a third party tax advisor to perform detailed reviews of the income tax calculations as a means to both improve the accuracy of our income tax calculations and assess the effectiveness of the control procedures being performed by our own employees.

No other changes have been identified that would have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II  —  OTHER INFORMATION

Item 1.	Legal Proceedings.

We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

For information on our various loss contingencies, see Note 6 to our condensed consolidated financial statements above.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our 2005 annual report on Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders.

(a) Our Annual Meeting of Stockholders was held on Wednesday, April  26, 2006.

(c) The common stockholders voted for the election of three (3) directors to serve for terms of three (3) years each, expiring on the date of the annual meeting in 2009 or until their successors are elected. The results of the voting in these elections are set forth below.

Nominee	Votes For	Votes Withheld	Broker Non-Votes

Carolyn Katz	141,002,829	177,410	N/A
Donald E. Morgan	140,846,111	331,128	N/A
George A. Cope	137,372,570	3,804,669	N/A

The terms of office of the following directors continued after the meeting:

Class of 2007	Class of 2008

John Donovan	Neal P. Goldman
Steven P. Dussek	Charles M. Herington
Steven M. Shindler	John W. Risner

In addition, the stockholders voted (1) to approve an Amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 300 million to 600 million shares, (2) to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for fiscal year 2006 and (3) to approve an adjournment of the Annual Meeting to a later date or dates, if necessary, in order to permit the further solicitation of proxies. The results of the voting are set forth below.

		Votes	Votes
Proposal	Votes For	Against	Withheld	Broker Non-Votes

Amendment to our Restated Certificate of Incorporation	128,948,967	12,211,593	16,679	N/A
Ratification of Independent Registered Public Accounting Firm	140,612,958	555,121	9,160	N/A
Adjournment of the Annual Meeting	N/A	N/A	N/A	N/A

No other matters were voted upon at the Annual Meeting or during the quarter covered by this report.

Item 6.	Exhibits.

Exhibit
Number	Exhibit Description

12.1	Ratio of Earnings to Fixed Charges.

31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ DANIEL E. FREIMAN
Daniel E. Freiman
Vice President and Controller
(on behalf of the registrant and as
chief accounting officer)

Date: May 8, 2006

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

12.1	Ratio of Earnings to Fixed Charges.

31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.