Form 10-Q
period 2006-06-30
NII HOLDINGS INC
filed 2006-08-07
CIK 1037016

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on August 2, 2006

Common Stock, $0.001 par value per share	154,481,732

NII HOLDINGS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
Unaudited

	June 30,	December 31,
	2006	2005

ASSETS
Current assets
Cash and cash equivalents	$863,646	$877,536
Short-term investments	7,481	7,371
Accounts receivable, less allowance for doubtful accounts of $12,242 and $11,677	242,859	220,490
Handset and accessory inventory, net	73,385	54,158
Deferred income taxes, net	65,029	80,132
Prepaid expenses and other	78,178	42,506

Total current assets	1,330,578	1,282,193
Property, plant and equipment, net of accumulated depreciation of $351,026 and $277,059	1,166,090	933,923
Intangible assets, net	80,596	83,642
Deferred income taxes, net	189,459	200,204
Other assets	142,410	121,002

Total assets	$2,909,133	$2,620,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$77,886	$82,250
Accrued expenses and other	350,144	311,758
Deferred revenues	67,337	59,595
Accrued interest	12,193	11,314
Current portion of long-term debt	21,039	24,112

Total current liabilities	528,599	489,029
Long-term debt	1,213,393	1,148,846
Deferred revenues (related party)	37,719	39,309
Other long-term liabilities and deferred credits	138,157	132,379

Total liabilities	1,917,868	1,809,563

Commitments and contingencies (Note 6)
Stockholders’ equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized — 2006 and 2005, no shares outstanding — 2006 and 2005	—	—
Common stock, par value $0.001, 154,478 shares issued and outstanding — 2006, 152,148 shares issued and outstanding — 2005	154	152
Paid-in capital	584,206	508,209
Retained earnings	456,949	336,048
Deferred compensation	—	(7,428)
Accumulated other comprehensive loss	(50,044)	(25,580)

Total stockholders’ equity	991,265	811,401

Total liabilities and stockholders’ equity	$2,909,133	$2,620,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)
Unaudited

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Operating revenues
Service and other revenues	$1,040,205	$745,508	$534,249	$391,313
Digital handset and accessory revenues	44,495	35,355	22,180	19,343

	1,084,700	780,863	556,429	410,656

Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	279,162	214,496	144,812	108,392
Cost of digital handsets and accessories	140,156	110,561	70,355	56,311
Selling, general and administrative	356,990	236,990	186,454	127,441
Depreciation	81,884	53,081	41,674	28,326
Amortization	2,812	2,787	1,548	1,445

	861,004	617,915	444,843	321,915

Operating income	223,696	162,948	111,586	88,741

Other income (expense)
Interest expense, net	(42,447)	(26,164)	(21,032)	(13,340)
Interest income	25,738	10,113	13,137	5,589
Foreign currency transaction (losses) gains, net	(3,483)	2,067	(2,342)	153
Debt conversion expense	—	(8,930)	—	(8,930)
Other expense, net	(5,588)	(3,670)	(3,224)	(1,668)

	(25,780)	(26,584)	(13,461)	(18,196)

Income before income tax provision	197,916	136,364	98,125	70,545
Income tax provision	(77,015)	(60,814)	(42,222)	(40,033)

Net income	$120,901	$75,550	$55,903	$30,512

Net income, per common share, basic	$0.79	$0.53	$0.36	$0.21

Net income, per common share, diluted	$0.70	$0.48	$0.32	$0.20

Weighted average number of common shares outstanding, basic	152,833	141,243	153,493	142,804

Weighted average number of common shares outstanding, diluted	183,535	172,023	184,215	172,356

Comprehensive income, net of income tax
Foreign currency translation adjustment	$(27,583)	$25,746	$(29,406)	$33,180
Unrealized gains (losses) on derivatives, net	3,119	(1,569)	1,818	(1,414)

Other comprehensive (loss) income	(24,464)	24,177	(27,588)	31,766
Net income	120,901	75,550	55,903	30,512

	$96,437	$99,727	$28,315	$62,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2006 and 2005
(in thousands)
Unaudited

						Accumulated
						Other	Total
	Common Stock		Paid-in	Retained	Deferred	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Loss	Equity

Balance, January 1, 2006	152,148	$152	$508,209	$336,048	$(7,428)	$(25,580)	$811,401
Net income	—	—	—	120,901	—	—	120,901
Other comprehensive loss	—	—	—	—	—	(24,464)	(24,464)
Implementation of SFAS 123R	—	—	(7,428)	—	7,428	—	—
Share-based payment expense	—	—	17,483	—	—	—	17,483
Conversion of 3.5% convertible notes to common stock	—	—	150	—	—	—	150
Exercise of stock options	2,330	2	45,092	—	—	—	45,094
Tax benefit on exercise of stock options	—	—	20,700	—	—	—	20,700

Balance, June 30, 2006	154,478	$154	$584,206	$456,949	$—	$(50,044)	$991,265

						Accumulated
						Other	Total
	Common Stock		Paid-in	Retained	Deferred	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Loss	Equity

Balance, January 1, 2005	139,662	$140	$316,983	$161,267	$(12,644)	$(43,799)	$421,947
Net income	—	—	—	75,550	—	—	75,550
Other comprehensive income	—	—	—	—	—	24,177	24,177
Reversal of deferred tax asset valuation allowance	—	—	6,135	—	—	—	6,135
Conversion of 3.5% convertible notes to common stock	6,636	6	88,472	—	—	—	88,478
Reversal of deferred financing costs on debt conversion	—	—	(1,974)	—	—	—	(1,974)
Amortization of restricted stock expense	—	—	—	—	2,716	—	2,716
Exercise of stock options	4,754	6	18,173	—	—	—	18,179
Tax benefit on exercise of stock options	—	—	12,806	—	—	—	12,806

Balance, June 30, 2005	151,052	$152	$440,595	$236,817	$(9,928)	$(19,622)	$648,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005
(in thousands)
Unaudited

	2006	2005

Cash flows from operating activities
Net income	$120,901	$75,550
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt financing costs	2,323	1,158
Depreciation and amortization	84,696	55,868
Provision for losses on accounts receivable	14,759	9,444
Provision for losses on inventory	557	2,882
Foreign currency transaction losses (gains), net	3,483	(2,067)
Deferred income tax provision	33,293	29,761
Amortization of deferred credit	(5,152)	—
Loss on disposal of property, plant and equipment	102	60
Share-based payment expense	17,483	2,716
Excess tax benefit from share-based payment	(19,749)	—
Loss on extinguishment of debt	245	—
Losses on derivative instruments	1,909	725
Other, net	2,591	(1,016)
Change in assets and liabilities:
Accounts receivable, gross	(40,143)	(32,081)
Handset and accessory inventory, gross	(17,389)	(18,352)
Prepaid expenses and other	(30,661)	(675)
Other long-term assets	(16,333)	(20,968)
Accounts payable, accrued expenses and other	(2,268)	(5,307)
Current deferred revenue	7,742	4,015
Other long-term liabilities	3,126	1,643

Net cash provided by operating activities	161,515	103,356

Cash flows from investing activities
Capital expenditures	(265,811)	(169,335)
Proceeds from maturities of short-term investments	—	34,638
Purchases of short-term investments	—	(6,855)
Transfers to restricted cash	(5,100)	—
Proceeds from sale of fixed assets and property insurance claims	545	—
Payments for acquisitions, purchases of licenses and other	(1,680)	(22,525)
Payments related to derivative instruments, net	(99)	(958)

Net cash used in investing activities	(272,145)	(165,035)

Cash flows from financing activities
Borrowings under syndicated loan facility	59,354	250,000
Repayments under syndicated loan facility	(9,941)	—
Proceeds from stock option exercises	45,094	18,179
Gross proceeds from towers financing transactions	2,597	642
Transfers from restricted cash	—	378
Repayments under capital leases, tower financing transactions and other	(2,325)	(1,044)
Payment of debt financing costs	(2,668)	(756)
Excess tax benefit from share-based payment	19,749	—

Net cash provided by financing activities	111,860	267,399

Effect of exchange rate changes on cash and cash equivalents	(15,120)	8,240

Net (decrease) increase in cash and cash equivalents	(13,890)	213,960
Cash and cash equivalents, beginning of period	877,536	330,984

Cash and cash equivalents, end of period	$863,646	$544,944

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

You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our 2005 annual report on Form 10-K and our quarterly report on Form 10-Q for the quarter ended March 31, 2006. You should not expect results of operations of interim periods to be an indication of the results for a full year.

Stock Split.  On October 27, 2005, we announced a 2-for-1 common stock split to be effected in the form of a stock dividend, which was paid on November 21, 2005 to holders of record on November 11, 2005. All share and per share amounts in these condensed consolidated financial statements reflect the common stock split.

Out-of-Period Adjustments.  During the first half of 2006, we identified errors in our financial statements for the year ended December 31, 2005. These errors primarily related to amortization of leasehold improvements in our operating company in Mexico and amortization of certain software costs in our operating company in Argentina. For both the six and three months ended June 30, 2006, we increased operating income by $0.6 million and increased net income by $0.2 million related to the correction of these errors. We do not believe that these adjustments are material to the results for the six- and three-month periods ended June 30, 2006, to any prior periods or to the expected annual 2006 results of operations.

Accumulated Other Comprehensive Loss.  The components of our accumulated other comprehensive loss, net of taxes, are as follows:

	June 30,	December 31,
	2006	2005
	(in thousands)

Cumulative foreign currency translation adjustment	$(48,035)	$(20,452)
Unrealized losses on derivatives	(2,009)	(5,128)

	$(50,044)	$(25,580)

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Cash Flow Information.

	Six Months Ended
	June 30,
	2006	2005
	(in thousands)

Capital expenditures
Cash paid for capital expenditures, including capitalized interest	$265,811	$169,335
Changes in capital expenditures accrued and unpaid or financed	61,061	23,157

	$326,872	$192,492

Interest costs
Interest expense	$42,447	$26,164
Interest capitalized	7,471	3,164

	$49,918	$29,328

Cash paid for interest, net of amounts capitalized	$28,555	$16,899

Cash paid for income taxes	$47,065	$42,717

For the six months ended June 30, 2006 and 2005, we had $8.4 million and $6.4 million in non-cash investing and financing activities related to co-location capital lease obligations on our communication towers.

In addition, as discussed in Note 5, during the six months ended June 30, 2006, Nextel Brazil and Nextel Argentina financed $4.0 million and $3.0 million, respectively, in software purchased from Motorola, Inc., which is due in equal quarterly installments over a period of four years. During the six months ended June 30, 2005, we paid $1.2 million for licenses acquired in Brazil using restricted cash.

Net Income Per Common Share, Basic and Diluted.  Basic net income per common share includes no dilution and is computed by dividing the net income by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution of securities that could participate in our earnings.

As presented for the six and three months ended June 30, 2006, our calculation of diluted net income per share includes common shares resulting from shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans and our restricted stock, as well as common shares resulting from the potential conversion of our 3.5% convertible notes, our 2.875% convertible notes and our 2.75% convertible notes. As presented for the six and three months ended June 30, 2005, our calculation of diluted net income per share includes common shares resulting from shares issuable upon the potential exercise of stock options under our employee share-based payment compensation plans and our restricted stock, as well as common shares resulting from the potential conversion of our 3.5% convertible notes and our 2.875% convertible notes.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our consolidated statements of operations for the six and three months ended June 30, 2006 and 2005:

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(in thousands, except per share data)

Basic net income per share:
Net income	$120,901	152,833	$0.79	$75,550	141,243	$0.53

Effect of dilutive securities:
Stock options	—	4,804		—	6,039
Restricted stock	—	777		—	504
Convertible notes, net of capitalized interest and taxes	7,376	25,121		7,338	24,237
Diluted net income per share:

Net income	$128,277	183,535	$0.70	$82,888	172,023	$0.48

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(in thousands, except per share data)

Basic net income per share:
Net income	$55,903	153,493	$0.36	$30,512	142,804	$0.21

Effect of dilutive securities:
Stock options	—	4,708		—	5,330
Restricted stock	—	895		—	510
Convertible notes, net of capitalized interest and taxes	3,747	25,119		3,607	23,712

Diluted net income per share:
Net income	$59,650	184,215	$0.32	$34,119	172,356	$0.20

Reclassifications.  We have reclassified certain prior year amounts in our unaudited condensed consolidated financial statements to conform to our current year presentation, including spectrum license fees of $20.1 million and $10.5 million for the six and three months ended June 30, 2005 that we reclassified from selling, general and administrative expenses to cost of service. For the six and three months ended June 30, 2006, we recorded $23.6 million and $12.0 million of spectrum fees in cost of service.

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

In March 2006, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-1, “Accounting for the Conversion of an Instrument That Becomes Convertible upon the Issuer’s Exercise of a Call Option,” or EITF 05-1. EITF 05-1 states that the issuance of equity securities to settle an instrument (pursuant to the instrument’s original conversion terms) that becomes convertible upon the issuer’s exercise of a call option should be accounted for as a conversion as opposed to an extinguishment if, at issuance, the debt instrument contains a substantive conversion feature other than the issuer’s call option. EITF 05-1 is effective for all conversions within its scope occurring in interim or annual periods beginning after June 28, 2006. The future impact of EITF 05-1 will depend on the facts and circumstances specific to a given conversion within the scope of this Issue. However, we do not believe the adoption of EITF 05-1 will have a material impact on our consolidated financial statements.

In March 2006, the EITF discussed Issue 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation),” or EITF 06-3. EITF 06-3 states that a company should disclose its accounting policy (gross or net presentation) regarding presentation of sales and other similar taxes. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. EITF 06-3, which was ratified by the FASB, is effective for financial reports in interim and annual reporting periods beginning after December 15, 2006. We are currently evaluating the impact that EITF 06-3 may have on our consolidated financial statements. Historically, we reported certain revenue-based taxes imposed on us in Brazil as a reduction of revenue. We viewed them as pass-through costs since they were billed to and collected from customers on behalf of local government agencies. During the fourth quarter of 2005, we increased our operating revenues and general and administrative expenses to gross-up these revenue-based taxes related to the full year 2005 because they are the primary obligation of Nextel Brazil. This presentation is in accordance with EITF 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” During the six and three months ended June 30, 2006, Nextel Brazil recorded $13.2 million and $6.9 million, respectively, of revenue-based taxes as a component of service and other revenues and a corresponding amount as a component of selling, general and administrative expenses.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 clarifies the accounting for uncertainty in income tax positions and is effective for fiscal years beginning after December 15, 2006. FIN 48 provides that the financial statement effects of an income tax position can only be recognized in the financial statements when, based on the technical merits, it is “more-likely-than-not” that the position will be sustained upon examination. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating the impact that FIN 48 may have on our consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Share-Based Payments

We adopted SFAS No. 123 (Revised 2004), “Share-Based Payment,” or SFAS 123R, effective January 1, 2006. As of June 30, 2006, we had the following share-based compensation plans:

Under our Revised Third Amended Joint Plan of Reorganization, on November 12, 2002, we adopted the 2002 Management Incentive Plan for the benefit of our employees and directors. Although there are currently 222,390 stock options outstanding under the 2002 Management Incentive Plan as of June 30, 2006, no additional awards will be granted under the Plan. The 2004 Incentive Compensation Plan was adopted in April 2004. The 2004 Incentive Compensation Plan provides us the opportunity to compensate selected employees with stock options, stock appreciation rights (SAR), stock awards, performance share awards, incentive awards and/or stock units. Through June 30, 2006, we have not granted any SARs, performance share awards, incentive awards or stock units. The 2004 Incentive Compensation Plan provides equity and equity-related incentives to directors, officers or key employees of and consultants to our company up to a maximum of 39,600,000 shares of common stock, subject to adjustments. A stock option entitles the optionee to purchase shares of common stock from us at the specified exercise price. A SAR entitles the holder to receive the excess of the fair market value of each share of common stock encompassed by such SARs over the initial value of such share as determined on the date of grant. Stock awards consist of awards of common stock, subject to certain restrictions specified in the 2004 Incentive Compensation Plan. An award of performance shares entitles the participant to receive cash, shares of common stock, stock units or a combination thereof if certain requirements are satisfied. An incentive award is a cash-denominated award that entitles the participant to receive a payment in cash or common stock, stock units, or a combination thereof. Stock units are awards stated with reference to a specified number of shares of common stock that entitle the holder to receive a payment for each stock unit equal to the fair market value of a share of common stock on the date of payment. All grants or awards made under the 2004 Incentive Compensation Plan are governed by written agreements between us and the participants and have a maximum contractual term of ten years. We issue new shares when both stock options and stock awards are exercised.

Generally, our Board of Directors grants stock options and other equity awards to employees on an annual basis usually at about the same time each year. On April 26, 2006, our Board of Directors granted 2.9 million stock options and 519,000 restricted shares to certain of our employees and directors.

Through December 31, 2005, we accounted for share-based payments using the intrinsic value method under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25 and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock Based Compensation,” or SFAS 123. In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the grant date. Additionally, we provided pro forma disclosure amounts in accordance with FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” or SFAS 148, as if the fair value method defined by SFAS 123 had been applied to the share-based payment.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net income and net income per common share if we had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, to employee share-based payments in 2005:

	Six Months	Three Months
	Ended	Ended
	June 30, 2005
	(in thousands, except per share data)

Net income, as reported	$75,550	$30,512
Add:
Stock-based employee compensation expense included in reported net income, net of related tax effects	2,716	1,358
Deduct:
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(10,057)	(6,087)

Pro forma net income	$68,209	$25,783

Net income per common share:
Basic — as reported	$0.53	$0.21

Basic — pro forma	$0.48	$0.18

Diluted — as reported	$0.48	$0.20

Diluted — pro forma	$0.44	$0.17

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R. We used the modified prospective transition method and therefore have not restated our prior periods results. Under this transition method, share-based payment expense for the six and three months ended June 30, 2006 includes compensation expense for all share-based payment awards granted prior to, but not fully vested, as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Share-based payment expense for all share-based payment awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. We recognize these compensation costs net of a forfeiture rate and recognize the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award. The stock options generally vest twenty-five percent per year over a four-year period, and the restricted shares generally vest in full on the third anniversary of the grant. We estimated the forfeiture rate based on our historical experience during the preceding three fiscal years. If our actual forfeiture rate is materially different from our estimate, the stock option awards’ compensation expense could be materially different.

For the six and three months ended June 30, 2006, the impact of adopting SFAS 123R on operating income and income before income taxes was $13.1 million and $7.9 million, respectively, and the impact on net income was $10.0 million and $5.9 million, respectively. We include substantially all share-based payment expense, including restricted stock expense, as a component of selling, general and administrative expenses. The impact of the share-based payment expense reduced our basic earnings per share for the six and three months ended June 30, 2006 by $0.07 and $0.04 and our diluted earnings per share by $0.05 and $0.04, respectively. In addition, prior to the adoption of SFAS 123R, we presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, we classify tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based awards as financing cash flows. Because we do not view share-based compensation as an important element of operational performance, we recognize share-based payment expense at the corporate level and exclude it when evaluating the business performance of our segments. As of June 30, 2006, there was

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $107.0 million in unrecognized compensation cost related to non-vested employee stock option awards. We expect this cost to be recognized over a four year period and a weighted average period of approximately 1.97 years.

Stock Option Awards

The following table summarizes stock option activity during the first six months of 2006 under all plans:

		Weighted
		Average
	Number of	Exercise Price
	Options	per Option

Outstanding, January 1, 2006	11,270,219	$22.70
Granted	3,134,900	60.15
Exercised	(2,319,091)	19.44
Forfeited	(376,452)	30.23

Outstanding, June 30, 2006	11,709,576	33.13

Exercisable, June 30, 2006	1,244,501	20.39

Following is a summary of the status of employee stock options outstanding and exercisable as of June 30, 2006:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted	Weighted
		Average	Average	Aggregate		Average	Average	Aggregate
Exercise Price or		Remaining	Exercise	Intrinsic		Remaining	Exercise	Intrinsic
Range	Shares	Life	Price	Value	Shares	Life	Price	Value

$ 0.41 - 0.42	101,190	6.4 years	$0.42	$5,662,936	101,190	6.4 years	$0.42	$5,662,936
4.31 - 16.76	121,200	7.3 years	11.41	5,449,999	67,200	7.2 years	9.77	3,131,904
17.67 - 25.12	2,874,546	7.8 years	18.99	107,486,403	490,046	7.8 years	18.99	18,323,531
26.20 - 52.97	5,641,940	8.8 years	26.85	166,607,814	586,065	8.7 years	26.23	17,670,173
56.98 - 60.77	2,970,700	9.8 years	60.73	—	—	—	—	—

	11,709,576			$285,207,152	1,244,501			$44,788,544

The aggregate intrinsic value in the table above of $285.2 million represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the three months ended June 30, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for the six months ended June 30, 2006 was $92.4 million. The total fair value of options vested was $22.3 million for the six months ended June 30, 2006. Generally, our stock options are non-transferable, except by will or laws of descent or distribution, and the actual value of the stock options that a recipient may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the stock option awards on their grant dates using the Black-Scholes-Merton option-pricing model was $22.54 for the six months ended June 30, 2006 and $7.82 for the six months ended June 30, 2005 based on the following assumptions:

	For the Six Months Ended June 30,
	2006	2005

Risk free interest rate	4.73% - 4.79%	3.70% - 3.82%
Expected stock price volatility	31.00% - 38.49%	30.50% - 45.00%
Expected term in years	4.00 - 4.43	4.00
Expected dividend yield	0.00%	0.00%
Forfeiture rate	3.50%	1.00%

The expected term of stock option awards granted represents the period that our stock option awards are expected to be outstanding and was determined based on (1) historical data on employee exercise and post-vesting employment termination behavior, (2) the contractual terms of the stock option awards, (3) vesting schedules and (4) expectations of future employee behavior. The risk-free interest rate for periods consistent with the contractual life of the stock option award is based on the yield curve of U.S. Treasury strip securities in effect at the time of the grant. Expected volatility for options granted after April 1, 2006 takes into consideration historical volatility, as well as the implied volatility from traded options on our stock. SFAS 123R includes implied volatility in its list of factors that should be considered in estimating expected volatility. For stock option awards granted between January 1, 2005 and April 1, 2006, the expected volatility was based on the implied volatility from traded options on our common stock.

The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models such as the Black-Scholes-Merton model require the input of highly subjective assumptions, including the expected stock price volatility. We hired an independent consulting firm with expertise in this area to review our assumptions, methodology and calculations. The assumptions listed above represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. Consequently, there is a risk that our estimates of the fair values of our stock option awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock option awards in the future. Certain stock option awards may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from the stock option awards that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. Additionally, application of alternative assumptions could produce significantly different estimates of the fair value of stock option awards and consequently, the related amounts recognized in the consolidated statements of operations. Currently, there is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates from option-pricing valuation models, such as Black-Scholes-Merton, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of stock option awards is determined in accordance with SFAS 123R and SAB Topic 14 (SAB 107) using the Black-Scholes-Merton option-pricing model, the fair value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. Because stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, we believe that the existing models do not necessarily provide a reliable single measure of the fair value of the stock options.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Awards

A summary of the status of our non-vested restricted stock awards as of January 1, 2006 and changes during the first six months of 2006 is presented below:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value

Non-vested restricted stock awards as of January 1, 2006	864,000	$19.13
Granted	554,000	59.99
Vested	—	—
Forfeited	(30,000)	46.51

Non-vested restricted stock awards as of June 30, 2006	1,388,000	34.75

If a participant terminates employment prior to the vesting dates, the unvested shares will be forfeited and available for reissuance under the terms of the 2004 Incentive Compensation Plan. The fair value of our restricted stock awards is determined based on the quoted price of our common stock at the grant date. As of June 30, 2006, there was approximately $36.2 million in unrecognized compensation costs related to non-vested restricted stock awards. We expect this cost to be recognized over a weighted average period of approximately 1.73 years.

Note 3.	Supplemental Balance Sheet Information

Prepaid Expenses and Other.

The components are as follows:

	June 30,	December 31,
	2006	2005
	(in thousands)

Prepaid expenses	$15,487	$14,121
Spectrum fees	11,347	3,721
Commissions	9,949	—
Value added tax receivables	8,648	9,951
Advertising	8,413	36
Insurance claims	3,195	2,851
Advances to suppliers	3,019	3,715
Derivative asset	2,125	—
Other assets	15,995	8,111

	$78,178	$42,506

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Assets.

The components are as follows:

	June 30,	December 31,
	2006	2005
	(in thousands)

Value added tax receivables	$64,433	$55,116
Deferred financing costs	20,858	20,960
Deposits and restricted cash	19,206	14,671
Income tax receivable	15,272	16,150
Long-term prepaid expenses	15,201	8,790
Handsets under operating leases	5,072	4,410
Other	2,368	905

	$142,410	$121,002

Accrued Expenses and Other.

The components are as follows:

	June 30,	December 31,
	2006	2005
	(in thousands)

Capital expenditures	$107,223	$65,018
Payroll related items and commissions	45,908	50,729
Network system and information technology	43,705	37,689
Income taxes	35,177	34,312
Non-income based taxes	27,535	26,133
Customer deposits	25,037	22,164
Tax and non-tax accrued contingencies	22,249	38,028
Marketing	5,104	2,829
Professional fees	3,621	3,457
Insurance	2,730	3,301
Other	31,855	28,098

	$350,144	$311,758

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Long-Term Liabilities and Deferred Credits.

The components are as follows:

	June 30,	December 31,
	2006	2005
	(in thousands)

Tax and non-tax accrued contingencies	$68,047	$59,102
Deferred credit from AOL Mexico acquisition	23,724	30,368
Asset retirement obligations	20,290	14,923
Deferred income tax liability	16,148	17,770
Severance plan liability	6,946	6,901
Derivative liability	963	1,174
Other	2,039	2,141

	$138,157	$132,379

Note 4.	Intangible Assets

Our intangible assets primarily consist of our licenses, customer base and trade name, all of which have finite useful lives, as follows:

	June 30, 2006			December 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)

Amortizable intangible assets:
Licenses	$97,115	$(16,815)	$80,300	$98,009	$(15,205)	$82,804
Customer base	40,534	(40,238)	296	42,727	(41,889)	838
Trade name and other	1,611	(1,611)	—	1,619	(1,619)	—

Total intangible assets	$139,260	$(58,664)	$80,596	$142,355	$(58,713)	$83,642

Based solely on the carrying amount of amortizable intangible assets existing as of June 30, 2006 and current exchange rates, we estimate amortization expense for each of the next five years ending December 31 to be as follows (in thousands):

Estimated
Amortization
Years	Expense

2006	$5,443
2007	5,262
2008	5,262
2009	5,262
2010	5,262

Actual amortization expense to be reported in future periods could differ from these estimates as a result of additional acquisitions of intangibles, as well as changes in exchange rates and other relevant factors. During the three months ended June 30, 2006 and 2005, we did not acquire, dispose of or write down any goodwill or intangible assets with indefinite useful lives.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Debt

The components are as follows:

	June 30,	December 31,
	2006	2005
	(in thousands)

3.5% convertible notes due 2033	$91,372	$91,522
2.875% convertible notes due 2034	300,000	300,000
2.75% convertible notes due 2025	350,000	350,000
Mexico syndicated loan facility	297,042	252,654
Tower financing obligations	128,039	127,314
Capital lease obligations	52,116	43,845
Brazil spectrum license financing	8,819	7,583
Software financing	7,004	—
13.0% senior secured discount notes	40	40

Total debt	1,234,432	1,172,958
Less: current portion	(21,039)	(24,112)

	$1,213,393	$1,148,846

3.5% Convertible Notes.  For the fiscal quarter ended June 30, 2006, the closing sale price of our common stock exceeded 110% of the conversion price of $13.34 per share for at least 20 trading days in the 30 consecutive trading days ending on June 30, 2006. As a result, the conversion contingency was met, and our 3.5% convertible notes are currently convertible into 75.00 shares of our common stock per $1,000 principal amount of notes, or an aggregate of 6,852,900 common shares, at a conversion price of about $13.34 per share.

2.875% Convertible Notes.  For the fiscal quarter ended June 30, 2006, the closing sale price of our common stock exceeded 120% of the conversion price of $26.62 per share for at least 20 trading days in the 30 consecutive trading days ending on June 30, 2006. As a result, the conversion contingency was met and our 2.875% convertible notes are currently convertible into 37.5660 shares of our common stock per $1,000 principal amount of notes, or an aggregate of 11,269,800 common shares, at a conversion price of about $26.62 per share.

2.75% Convertible Notes.  For the fiscal quarter ended June 30, 2006, the closing sale price of our common stock did not exceed 120% of the conversion price of $50.08 per share for at least 20 trading days in the 30 consecutive trading days ending on June 30, 2006. As a result, the conversion contingency was not met, and our 2.75% convertible notes are not convertible.

Refinancing of Mexico Syndicated Loan Facility.  On June 27, 2006, Nextel Mexico entered into an agreement to refinance its syndicated loan. The loan principal was increased from the original $250.0 million to approximately $297.0 million after the refinancing. Under the agreement, the loan was refinanced using the same variable (i.e., LIBOR and TIIE) or fixed rates as the original agreement but with lower spreads for each tranche. Of the total amount of the refinanced loan, $156.6 million is denominated in U.S. dollars, with a floating interest rate based on LIBOR (Tranche A — 6.38% as of June 30, 2006), $57.0 million is denominated in Mexican pesos, with a floating interest rate based on the Mexican reference rate TIIE (Tranche C — 8.68% as of June 30, 2006), and $83.0 million is denominated in Mexican pesos, at an interest rate fixed at the time of funding (Tranche B — 11.36% as of June 30, 2006). For Tranche B and Tranche C, the principal and interest payments will take place on the same dates as previously scheduled under the original agreement. Under the original agreement, principal for Tranche A was also due on the same dates as the principal under Tranches B and C. However, after the refinancing, principal for Tranche A will now be due in a lump sum of $156.6 million in June 2011.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” an exchange of debt instruments by a debtor and a creditor is deemed to have been accomplished with debt instruments that are substantially different if the present value of cash flows under the terms of the new debt instrument is at least 10% different from the present value of the remaining cash flows under the terms of the original instrument. If the terms of a debt instrument are changed or modified and the cash flow effect on a present value basis is less than 10%, the debt instruments are not considered to be substantially different. We applied the provisions of EITF 96-19 to the Mexico syndicated loan facility refinancing and determined that two of the loans in the syndicate were extinguished because those banks did not participate in the refinancing. As a result, we recorded a $0.3 million loss on extinguishment of debt. However, the remaining loans in the syndicate were not substantially different. If the exchange of the debt instruments is determined to be substantially different, the old debt is considered extinguished and the new debt instrument is recognized initially at its fair value, which is the price used to calculate the gain or loss on extinguishment.

Software Financing.  In March 2006, Nextel Brazil acquired software from Motorola for $4.0 million, which will enable Nextel Brazil to increase interconnect subscriber capacity without increasing frequencies in their digital mobile network while providing similar audio quality characteristics. Similarly, in June 2006, Nextel Argentina acquired software from Motorola for $3.0 million, which will enable Nextel Argentina to increase interconnect subscriber capacity without increasing frequencies in their digital mobile network while providing similar audio quality characteristics. Both Nextel Brazil and Nextel Argentina financed the purchase of this software through facilities in which principal is due in equal quarterly installments over a period of four years. Neither Nextel Brazil nor Nextel Argentina is charged interest under these facilities, however we are imputing interest expense at an annual rate of 12% on both facilities.

Note 6.	Commitments and Contingencies

Telmex Agreement.

Nextel Mexico signed an agreement with Telefonos de Mexico, S.A. de C.V., or Telmex, effective February 14, 2006, that allows Nextel Mexico to interconnect and terminate traffic with Telmex in 27 nationwide cities throughout Mexico using 5 local connections. The agreement covers each individual city for its own term of 15 years from the date service begins in that city for a total cost of $44.5 million, plus any applicable value-added taxes. We are accounting for the Telmex agreement as a service agreement. As a result, we are expensing any payments made under this agreement in the period to which they relate. Nextel Mexico paid a $7.0 million deposit to Telmex on March 31, 2006, of which $2.4 million was recorded as a component of prepaid expenses and other and $4.3 million was recorded as a component of other assets as of June 30, 2006. The agreement specifies the second of three total installment payments in the amount of $18.5 million should be made on March 15, 2007, and the last payment in the amount of $19.0 million should be made on March 15, 2008.

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

As of June 30, 2006 and December 31, 2005, Nextel Brazil had accrued liabilities related to contingencies of $32.0 million and $27.6 million, respectively, all of which were classified in tax and non-tax accrued contingencies reported as a component of other long-term liabilities and deferred credits. Of the total accrued liabilities as of June 30, 2006 and December 31, 2005, Nextel Brazil had $25.2 million and $21.7 million in unasserted claims that are possible of assertion, respectively. We currently estimate the range of possible losses related to matters for which

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nextel Brazil has not accrued liabilities to be between approximately $103 million and $107 million as of June 30, 2006. We have not accrued liabilities for these matters because they are not deemed probable of loss. We are continuing to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are probable and estimable.

Argentine Contingencies.

Turnover Tax.  In the city of Buenos Aires, the city government had previously increased the turnover tax rate from 3% to 6% of revenues for cellular companies. From a regulatory standpoint, we are not considered a cellular company. As a result, until April 2006, we continued to pay the turnover tax at the existing rate and recorded a liability for the differential between the old rate and the new rate, plus interest.

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

Similarly, one of the provincial governments in another one of the markets where we operate also increased their turnover tax rate from 4.55% to 6% of revenues for cellular companies. Consistent with our earlier position, we continue to pay the turnover tax in this province at the existing rate and accrue a liability for the incremental difference in the rate. As of June 30, 2006 and December 31, 2005, we accrued $4.3 million and $3.4 million for local turnover taxes in this province, which are included as components of accrued expenses and other.

Universal Service Tax.  During the year ended December 31, 2000, the Argentine government enacted the Universal Service Regulation, which established a tax on telecommunications licensees effective January 1, 2001, equal to 1% of telecommunications service revenue, net of applicable taxes and specified related costs. The license holder can choose either to pay the tax into a fund for universal service development or to participate directly in offering services to specific geographical areas under an annual plan designed by the Argentine government. Although the regulations state that this tax would be applicable beginning January 1, 2001, the authorities have not taken the necessary actions to implement this tax, such as creating policies relating to collection or opening accounts into which the funds would be deposited. As of June 30, 2006 and December 31, 2005, the accrual for this liability to the government was $6.0 million and $5.1 million, respectively, which are included as components of accrued expenses and other.

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

As a result of various recent events and an opinion of counsel, during the fourth quarter of 2005, Nextel Argentina accrued for the maximum liability due to customers for amounts billed during all periods ending December 31, 2005, plus interest. Nextel Argentina continued accruing the higher amount during the first quarter of 2006 while maintaining its position that there is no basis for such reimbursement to customers. As of April 1, 2006, Nextel Argentina changed its rate plan structure, which eliminated all other charges and any further contingencies related to this tax.

As required by legislation that was passed in October 2005, in March 2006, Nextel Argentina reimbursed to customers the amounts invoiced during the period from January 2001 to August 2001 for a total amount of

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.2 million, plus interest. In addition, in April 2006, Nextel Argentina filed a judicial claim against the legislation passed in May 2005, which is currently pending. As of June 30, 2006 and December 31, 2005, the accrual for this liability to customers was $6.3 million and $6.4 million, respectively, which are included as components of accrued expenses and other.

As of June 30, 2006 and December 31, 2005, Nextel Argentina had accrued liabilities of $25.7 million and $40.2 million, respectively, related primarily to local turnover taxes and local government claims, all of which were classified in tax and non-tax accrued contingencies reported as components of accrued expenses and other.

Legal Proceedings.

We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

Income Taxes.

We are subject to income taxes in both the United States and the non-U.S. jurisdictions in which we operate. Certain of our subsidiaries are under routine examination by the relevant taxing authorities for various tax years. We regularly assess the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. We have established tax liabilities which we believe to be adequate in relation to the potential for additional assessments. Once established, we adjust the liabilities only when there is more information available or when an event occurs necessitating a change to the liabilities. While we believe that the amount of the tax estimates is reasonable, it is possible that the ultimate outcome of current or future examinations may exceed our tax liabilities in amounts that could be material.

Note 7.	Derivative Instruments

Foreign Currency Hedges

In September 2005, Nextel Mexico entered into a derivative agreement to reduce its foreign currency transaction risk associated with a portion of its 2006 U.S. dollar forecasted capital expenditures and handset purchases. This risk is hedged by forecasting Nextel Mexico’s capital expenditures and handset purchases for a 12-month period that began in January 2006. Under this agreement, Nextel Mexico purchased a U.S. dollar call option for $3.6 million and sold a call option on the Mexican peso for $1.1 million for a net cost of $2.5 million. We recorded the initial net purchase price of the derivative instrument as a non-current asset of $2.5 million in September 2005. As of June 30, 2006, our net purchased option, which is designated as a cash flow hedge, decreased in value by $1.1 million. We recorded this amount to accumulated other comprehensive loss. During the six and three months ended June 30, 2006, we reclassified $0.8 million and $0.3 million from accumulated other comprehensive loss to other expense, net, since the underlying capital expenditures and purchased handsets had impacted earnings. The foreign currency hedge qualifies for cash flow hedge accounting under SFAS 133. As a result, and because the instrument is 100% effective in hedging interest exposure, we record the unrealized gain or loss upon measuring the change in the hedge at its fair value at each balance sheet date as a component of other comprehensive income and either a derivative instrument asset or liability on the balance sheet. We reclassify the amount recorded as a component of other comprehensive income into other expense, net as the underlying capital expenditures and purchased handsets impact our earnings.

In October 2005, Nextel Mexico entered into another derivative agreement to further reduce its foreign currency transaction risk associated with a portion of its 2006 U.S. dollar forecasted capital expenditures and handset purchases. This risk is hedged by forecasting Nextel Mexico’s capital expenditures and handset purchases for a 12-month period that began in January 2006. Under this agreement, Nextel Mexico purchased a U.S. dollar call option for $1.4 million and sold a call option on the Mexican peso for $0.3 million for a net cost of $1.1 million. As of June 30, 2006, our net

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchased option, which is designated as a cash flow hedge, decreased in value by $0.2 million. We recorded this amount to accumulated other comprehensive loss. During the six and three months ended June 30, 2006, we reclassified $0.1 million from accumulated other comprehensive loss to other expense, net, since the underlying capital expenditures and purchased handsets had impacted earnings. The foreign currency hedge qualifies for cash flow hedge accounting under SFAS 133. As a result, and because the instrument is 100% effective in hedging interest exposure, we record the unrealized gain or loss upon measuring the change in the hedge at its fair value at each balance sheet date as a component of other comprehensive income and either a derivative instrument asset or liability on the balance sheet. We reclassify the amount recorded as a component of other comprehensive income into other expense, net as the underlying capital expenditures and purchased handsets impact our earnings.

We view the foreign currency hedges in Mexico as investment transactions as they relate to financial instruments. Therefore, we have classified the cash flows related to the hedges as an investing activity in our condensed consolidated statements of cash flows.

Interest Rate Swap

In July 2005, Nextel Mexico entered into an interest rate swap agreement to hedge the variability of future cash flows associated with the $31.0 million Mexican peso-denominated variable interest rate portion of its $250.0 million syndicated loan facility. Under the interest rate swap, Nextel Mexico agreed to exchange the difference between the variable Mexican reference interest rate, TIIE, and a fixed interest rate, based on a notional amount of $31.4 million. The interest rate swap fixed the amount of interest expense associated with this portion of the syndicated loan facility commencing on August 31, 2005 and will continue over the life of the facility based on a fixed rate of about 11.95% per year. The interest rate swap qualifies for cash flow hedge accounting under SFAS 133. As a result, and because the instrument is 100% effective in hedging interest exposure, we record the unrealized gain or loss upon measuring the change in the swap at its fair value at each balance sheet date as a component of other comprehensive income and either a derivative instrument asset or liability on the balance sheet. We reclassify the amount recorded as a component of other comprehensive income into other expense, net, as the future interest payments affect earnings.

As discussed in Note 5, in June 2006, Nextel Mexico entered into an agreement to refinance its syndicated loan. Based on Derivatives Implementation Group Issue No. G13, “Cash Flow Hedges: Hedging the Variable Interest Payments on a Group of Floating-Rate Interest-Bearing Loans,” the interest rate swap is still effective based on the following: (1) our original hedge documentation referred to hedging Tranche C as a whole, (2) the terms of the debt and swap remained the same, (3) the principal amount of Tranche C after refinancing is greater than the original $31.0 million, and (4) the hedged forecasted transactions in the documented cash flow hedging relationships are probable of occurring. Accordingly, no settlement adjustments from other comprehensive income to the income statement are necessary. As of June 30, 2006, we recognized a cumulative unrealized pre-tax loss of $1.0 million, which represents the current fair value of the interest rate swap in accumulated other comprehensive loss and a corresponding liability on our condensed consolidated balance sheet.

The carrying values of our derivative instruments, which represent fair values, as of June 30, 2006 and December 31, 2005 are as follows:

	2006
	Foreign	2006	Total
	Currency	Interest	June 30,
	Hedge	Rate Swap	2006
	(in thousands)

Purchased call options	$2,412	$—	$2,412
Written put options	(287)	—	(287)

Net purchased options	2,125	—	2,125
Interest rate swap	—	(963)	(963)

Net derivative asset (liability)	$2,125	$(963)	$1,162

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005
	Foreign	2005	Total
	Currency	Interest	December 31,
	Hedge	Rate Swap	2005
	(in thousands)

Purchased call options	$2,016	$—	$2,016
Written put options	(2,250)	—	(2,250)

Net purchased options	(234)	—	(234)
Interest rate swap	—	(1,174)	(1,174)

Net derivative liability	$(234)	$(1,174)	$(1,408)

Note 8.	Income Taxes

Deferred Tax Assets.  We assessed the realizability of our deferred tax assets during the first and second quarters of 2006, consistent with the methodology we employed for 2005, and determined that the realizability of those deferred assets has not changed. In that assessment, we considered the reversal of existing temporary differences associated with deferred tax assets and liabilities, future taxable income, tax planning strategies and historical and future pre-tax book income (as adjusted for permanent differences between financial and tax accounting items) in order to determine if it is “more likely than not” that the deferred tax asset will be realized. We will continue to evaluate the amount of the necessary valuation allowance for all of our foreign operating companies and our U.S. companies throughout the remainder of 2006.

Pre-Reorganization Tax Benefits.  As of June 30, 2006, we made no change to the deferred tax assets and related valuation allowance in Brazil and Chile that existed as of the date we emerged from reorganization. As of December 31, 2005, there is no longer a deferred tax asset and associated valuation allowance in the U.S. related to pre-reorganization tax benefits.

Tax Benefits on Exercise of Stock Options.  During the six months ended June 30, 2006, we realized $20.7 million of tax benefits from excess tax deductions in the U.S. related to a combination of current year stock option exercises and utilization of net operating loss carryovers that resulted from prior year stock option exercises. We recorded this benefit as an increase to paid-in capital in accordance with SFAS 123R.

Mexican Taxes.  During 2004, Nextel Mexico amended its Mexican Federal income tax returns in order to reverse a benefit previously claimed for a disputed provision of the Federal income tax law governing deductions and gains from the sale of property. We filed the amended returns in order to avoid potential penalties, and we also filed administrative petitions seeking clarification of our right to the tax benefits claimed on the original income tax returns. The tax authorities constructively denied our administrative petitions in January 2005. In May 2005, we filed an annulment suit challenging the constructive denial. Resolution of the annulment suit is pending. Based on an opinion by our independent legal counsel in Mexico, we believe it is probable that we will recover this amount. As of June 30, 2006 and December 31, 2005, our consolidated balance sheet includes $15.3 million and $16.2 million in income tax receivables, respectively, which are included as components of other non-current assets. The income tax benefit for this item is reflected in our income tax provision for the years ended December 31, 2005, 2004 and 2003.

Note 9.	Segment Reporting

We have determined that our reportable segments are those that are based on our method of internal reporting, which disaggregates our business by geographical location. Our reportable segments are: (1) Mexico, (2) Brazil, (3) Argentina and (4) Peru. The operations of all other businesses that fall below the segment reporting thresholds are included in the “Corporate and other” segment below. This segment includes our Chilean operating companies, our corporate operations in the U.S. and our Cayman entity that issued our senior secured discount notes. We

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

evaluate performance of these segments and provide resources to them primarily based on operating income before depreciation and amortization and impairment, restructuring and other charges, which we refer to as segment earnings. We allocated $34.1 million and $17.0 million in corporate overhead costs to our operating companies during the six and three months ended June 30, 2006 and $16.1 million and $8.1 million during the six and three months ended June 30, 2005. We treat a portion of these allocated amounts as tax deductions, where relevant. Our segment information below does not reflect the allocations of the corporate overhead costs because the amounts of these expenses are not provided to or used by our chief operating decision maker in making operating decisions related to these segments. In addition, because we do not view share-based compensation as an important element of our operational performance, we recognize share-based compensation expense at the corporate level and exclude it when evaluating the business performance of our segments.

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated
	(in thousands)

Six Months Ended June 30, 2006
Operating revenues	$617,917	$241,737	$157,585	$66,463	$1,369	$(371)	$1,084,700

Segment earnings (losses)	$248,680	$46,055	$46,764	$12,596	$(45,703)	$—	$308,392
Depreciation and amortization	(44,819)	(25,527)	(7,495)	(5,343)	(1,709)	197	(84,696)

Operating income (loss)	203,861	20,528	39,269	7,253	(47,412)	197	223,696
Interest expense	(16,879)	(11,609)	(1,449)	(72)	(12,485)	47	(42,447)
Interest income	15,995	1,585	1,114	560	6,531	(47)	25,738
Foreign currency transaction (losses) gains, net	(3,542)	(272)	405	50	(124)	—	(3,483)
Other (expense) income, net	(2,294)	(2,736)	229	—	(787)	—	(5,588)

Income (loss) before income tax	$197,141	$7,496	$39,568	$7,791	$(54,277)	$197	$197,916

Capital expenditures	$169,918	$98,383	$32,392	$16,521	$9,658	$—	$326,872

Six Months Ended June 30, 2005
Operating revenues	$456,933	$144,329	$125,220	$53,819	$857	$(295)	$780,863

Segment earnings (losses)	$189,192	$13,702	$33,945	$11,807	$(29,830)	$—	$218,816
Depreciation and amortization	(31,108)	(12,459)	(7,732)	(4,012)	(754)	197	(55,868)

Operating income (loss)	158,084	1,243	26,213	7,795	(30,584)	197	162,948
Interest expense	(9,834)	(7,122)	(1,202)	(75)	(7,965)	34	(26,164)
Interest income	7,201	891	221	305	1,529	(34)	10,113
Foreign currency transaction gains (losses), net	1,543	264	217	47	(4)	—	2,067
Debt conversion expense	—	—	—	—	(8,930)	—	(8,930)
Other expense, net	(620)	(2,737)	(6)	(8)	(299)	—	(3,670)

Income (loss) before income tax	$156,374	$(7,461)	$25,443	$8,064	$(46,253)	$197	$136,364

Capital expenditures	$99,584	$60,881	$25,231	$6,398	$398	$—	$192,492

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated
	(in thousands)

Three Months Ended June 30, 2006
Operating revenues	$312,811	$126,482	$82,415	$34,095	$829	$(203)	$556,429

Segment earnings (losses)	$125,283	$23,743	$24,230	$6,198	$(24,646)	$—	$154,808
Depreciation and amortization	(24,125)	(13,491)	(1,917)	(2,833)	(955)	99	(43,222)

Operating income (loss)	101,158	10,252	22,313	3,365	(25,601)	99	111,586
Interest expense	(7,820)	(6,040)	(934)	(36)	(6,226)	24	(21,032)
Interest income	8,154	850	580	269	3,308	(24)	13,137
Foreign currency transaction (losses) gains, net	(2,191)	(171)	132	9	(121)	—	(2,342)
Other expense, net	(808)	(1,745)	—	—	(671)	—	(3,224)

Income (loss) before income tax	$98,493	$3,146	$22,091	$3,607	$(29,311)	$99	$98,125

Capital expenditures	$96,123	$56,703	$24,498	$11,910	$8,783	$—	$198,017

Three Months Ended June 30, 2005
Operating revenues	$238,927	$76,885	$66,762	$27,807	$433	$(158)	$410,656

Segment earnings (losses)	$97,844	$10,669	$18,176	$6,462	$(14,639)	$—	$118,512
Depreciation and amortization	(15,936)	(7,080)	(4,364)	(2,103)	(387)	99	(29,771)

Operating income (loss)	81,908	3,589	13,812	4,359	(15,026)	99	88,741
Interest expense	(4,768)	(4,028)	(613)	(40)	(3,909)	18	(13,340)
Interest income	4,043	505	126	182	751	(18)	5,589
Foreign currency transaction (losses) gains, net	(117)	127	130	10	3	—	153
Debt conversion expense	—	—	—	—	(8,930)	—	(8,930)
Other (expense) income, net	(493)	(1,003)	(16)	1	(157)	—	(1,668)

Income (loss) before income tax	$80,573	$(810)	$13,439	$4,512	$(27,268)	$99	$70,545

Capital expenditures	$64,490	$35,534	$15,139	$4,085	$224	$—	$119,472

June 30, 2006
Property, plant and equipment, net	$582,655	$341,100	$131,394	$70,561	$41,136	$(756)	$1,166,090

Identifiable assets	$1,638,927	$539,252	$299,866	$156,126	$275,718	$(756)	$2,909,133

December 31, 2005
Property, plant and equipment, net	$486,841	$247,222	$108,238	$59,388	$33,187	$(953)	$933,923

Identifiable assets	$1,459,298	$401,013	$274,397	$148,429	$338,780	$(953)	$2,620,964

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following is a discussion and analysis of:

•	our consolidated financial condition and results of operations for the six- and three-month periods ended June 30, 2006 and 2005; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.

You should read this discussion in conjunction with our 2005 annual report on Form 10-K and our quarterly report on Form 10-Q for the three months ended March 31, 2006, including but not limited to, the discussion regarding our critical accounting policies and estimates, as described below. Historical results may not indicate future performance. See “Forward Looking Statements” for risks and uncertainties that may impact our future performance.

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

The table below provides an overview of our total digital handsets in commercial service in the countries indicated as of June 30, 2006 and 2005. For purposes of the table, digital handsets in commercial service represent all digital handsets in use by our customers on the digital mobile networks in each of the listed countries.

	Total Digital Handsets in
	Commercial Service
	June 30,	June 30,
Country	2006	2005
	(in thousands)

Mexico	1,301	937
Brazil	757	536
Argentina	567	432
Peru	296	215

Total	2,921	2,120

Recent Developments

Refinancing of Mexico Syndicated Loan Facility.  On June 27, 2006, Nextel Mexico entered into an agreement to refinance its syndicated loan. The loan principal was increased from the original $250.0 million to approximately $297.0 million after the refinancing. Under the agreement, the loan was refinanced using the same variable (i.e., LIBOR and TIIE) or fixed rates as the original agreement but with lower spreads for each tranche. Of the total amount of the refinanced loan, $156.6 million is denominated in U.S. dollars, with a floating interest rate based on LIBOR (Tranche A — 6.38% as of June 30, 2006), $57.0 million is denominated in Mexican pesos, with a floating interest rate based on the Mexican reference rate TIIE (Tranche C — 8.68% as of June 30, 2006), and $83.0 million is denominated in Mexican pesos, at an interest rate fixed at the time of funding (Tranche B — 11.36% as of June 30, 2006). For Tranche B and Tranche C, the principal and interest payments will take place on the same dates as previously scheduled under the original agreement. Under the original agreement, principal for Tranche A was also due on the same dates as the principal under Tranches B and C. However, after the refinancing, principal for Tranche A will now be due in a lump sum of $156.6 million in June 2011.

Telmex Agreement.  Nextel Mexico signed an agreement with Telefonos de Mexico, S.A. de C.V., or Telmex, effective February 14, 2006, that allows Nextel Mexico to interconnect and terminate traffic with Telmex in 27 nationwide cities throughout Mexico using 5 local connections. The agreement covers each individual city for its own term of 15 years from the date service begins in that city for a total cost of $44.5 million, plus any applicable value-added taxes. We are accounting for the Telmex agreement as a service agreement. As a result, we are expensing any payments made under this agreement in the period to which they relate. Nextel Mexico paid a $7.0 million deposit to Telmex on March 31, 2006, of which $2.4 million was recorded as a component of prepaid expenses and other and $4.3 million was recorded as a component of other assets as of June 30, 2006. The agreement specifies the second of three total installment payments in the amount of $18.5 million should be made on March 15, 2007, and the last payment in the amount of $19.0 million should be made on March 15, 2008.

Argentina Turnover Tax Contingency.  In the city of Buenos Aires, the city government had previously increased the turnover tax rate from 3% to 6% of revenues for cellular companies. From a regulatory standpoint, we are not considered a cellular company. As a result, until April 2006, we continued to pay the turnover tax at the existing rate and recorded a liability for the differential between the old rate and the new rate, plus interest.

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

Similarly, one of the provincial governments in another one of the markets where we operate also increased their turnover tax rate from 4.55% to 6% of revenues for cellular companies. Consistent with our earlier position, we continue to pay the turnover tax in this province at the existing rate and accrue a liability for the incremental difference in the rate. As of June 30, 2006 and December 31, 2005, we accrued $4.3 million and $3.4 million for local turnover taxes in this province, which are included as components of accrued expenses and other.

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

We believe that, except for the change in our accounting for share-based payment awards with the adoption of Financial Accounting Standards Board Statement No. 123, “Share-Based Payment,” or SFAS 123R, there have been no material changes to our critical accounting policies and estimates during the three months ended June 30, 2006 compared to those discussed in our 2005 annual report of Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Share-Based Payments

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, which requires that we expense the cost of stock options and other forms of share-based payments. We used the modified prospective transition method and therefore we have not restated prior periods’ results. In accordance with SFAS 123R:

•	We calculate estimated compensation cost based on the fair value of the stock option awards and restricted stock awards on their grant date;

•	We account for the estimated compensation cost under the modified prospective transition method for all share-based payment awards granted after January 1, 2006 and awards granted prior to January 1, 2006 that had not vested as of January 1, 2006;

•	We recognize share-based payment expense over the requisite service period of the award;

•	We expense share-based payment cost only for those shares expected to vest on a straight-line basis over the expected term of the award, net of an estimated forfeiture rate;

•	We do not recognize share-based payment cost for awards for which the requisite service is not completed; and

•	We account for share-based payment for stock option awards to employees and non-employees at fair value.

For stock option awards under SFAS 123R, we use the Black-Scholes-Merton option-pricing model and management’s assumptions to estimate their fair values. The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option-pricing models such as the Black-Scholes- Merton model require the input of highly subjective assumptions, including the expected term of the share-based payment awards and the stock price volatility. We hired an independent consulting firm with expertise in this area to review our assumptions, methodology and calculations. The assumptions represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. Consequently, there is a risk that our estimates of the fair values of our stock option awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock option awards in the future. Certain stock option awards may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from the stock option awards that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. Additionally, application of alternative assumptions could produce significantly different estimates of the fair value of stock option awards and consequently, the related amounts recognized in the consolidated statements of operations. Currently, there is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates from option-pricing valuation models, such as Black-Scholes-Merton, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of stock option awards is determined in accordance with SFAS 123R and SAB Topic 14 (SAB 107) using the Black-Scholes-Merton option-pricing model, the fair value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. Because stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, we believe that the existing models do not necessarily provide a reliable single measure of the fair value of the stock options. See Note 2 to the condensed consolidated financial statements in this quarterly report on Form 10-Q for a further discussion on share-based payments.

Ratio of Earnings to Fixed Charges

Three Months Ended
June 30,
2006	2005

3.92x	4.56x

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

Reclassifications

We have reclassified certain prior year amounts in our unaudited condensed consolidated financial statements to conform to our current year presentation, including spectrum license fees of $20.1 million and $10.5 million for the six and three months ended June 30, 2005 that we reclassified from selling, general and administrative expenses to cost of service. For the six and three months ended June 30, 2006, we recorded $23.6 million and $12.0 million of spectrum fees in cost of service.

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

a.  Consolidated

		% of		% of
		Consolidated		Consolidated	Change from
	June 30,	Operating	June 30,	Operating	Previous Year
	2006	Revenues	2005	Revenues	Dollars	Percent
	(dollars in thousands)

Six Months Ended
Operating revenues
Service and other revenues	$1,040,205	96%	$745,508	95%	$294,697	40%
Digital handset and accessory revenues	44,495	4%	35,355	5%	9,140	26%

	1,084,700	100%	780,863	100%	303,837	39%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(279,162)	(26)%	(214,496)	(27)%	(64,666)	30%
Cost of digital handsets and accessories	(140,156)	(13)%	(110,561)	(14)%	(29,595)	27%
Selling and marketing expenses	(146,136)	(13)%	(99,172)	(13)%	(46,964)	47%
General and administrative expenses	(210,854)	(19)%	(137,818)	(18)%	(73,036)	53%
Depreciation and amortization	(84,696)	(8)%	(55,868)	(7)%	(28,828)	52%

Operating income	223,696	21%	162,948	21%	60,748	37%
Interest expense, net	(42,447)	(4)%	(26,164)	(4)%	(16,283)	62%
Interest income	25,738	2%	10,113	1%	15,625	155%
Foreign currency transaction (losses) gains, net	(3,483)	—	2,067	—	(5,550)	(269)%
Debt conversion expense	—	—	(8,930)	(1)%	8,930	(100)%
Other expense, net	(5,588)	(1)%	(3,670)	—	(1,918)	52%

Income before income tax provision	197,916	18%	136,364	17%	61,552	45%
Income tax provision	(77,015)	(7)%	(60,814)	(7)%	(16,201)	27%

Net income	$120,901	11%	$75,550	10%	$45,351	60%

		% of		% of
		Consolidated		Consolidated	Change from
	June 30,	Operating	June 30,	Operating	Previous Year
	2006	Revenues	2005	Revenues	Dollars	Percent
	(dollars in thousands)

Three Months Ended
Operating revenues
Service and other revenues	$534,249	96%	$391,313	95%	$142,936	37%
Digital handset and accessory revenues	22,180	4%	19,343	5%	2,837	15%

	556,429	100%	410,656	100%	145,773	35%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(144,812)	(26)%	(108,392)	(26)%	(36,420)	34%
Cost of digital handsets and accessories	(70,355)	(12)%	(56,311)	(14)%	(14,044)	25%
Selling and marketing expenses	(76,295)	(14)%	(54,220)	(13)%	(22,075)	41%
General and administrative expenses	(110,159)	(20)%	(73,221)	(18)%	(36,938)	50%
Depreciation and amortization	(43,222)	(8)%	(29,771)	(7)%	(13,451)	45%

Operating income	111,586	20%	88,741	22%	22,845	26%
Interest expense, net	(21,032)	(4)%	(13,340)	(3)%	(7,692)	58%
Interest income	13,137	2%	5,589	1%	7,548	135%
Foreign currency transaction (losses) gains, net	(2,342)	—	153	—	(2,495)	NM
Debt conversion expense	—	—	(8,930)	(2)%	8,930	(100)%
Other expense, net	(3,224)	—	(1,668)	(1)%	(1,556)	93%

Income before income tax provision	98,125	18%	70,545	17%	27,580	39%
Income tax provision	(42,222)	(8)%	(40,033)	(10)%	(2,189)	5%

Net income	$55,903	10%	$30,512	7%	$25,391	83%

NM-Not Meaningful

1.	Operating revenues

The $294.7 million, or 40%, and $142.9 million, or 37%, increases in consolidated service and other revenues from the six and three months ended June 30, 2005 to the same periods in 2006 are primarily a result of 36% and 37% increases in the average number of total digital handsets in service, respectively, increases in average consolidated revenues per handset and $17.9 million, or 49%, and $8.8 million, or 46%, respectively, increases in consolidated revenues generated from our handset maintenance programs, primarily in Mexico and Brazil.

The $9.1 million, or 26%, and $2.8 million, or 15%, increases in consolidated digital handset and accessory revenues from the six and three months ended June 30, 2005, respectively, to the same periods in 2006 are primarily due to 47% and 43% increases, respectively, in total handset sales, as well as 11% and 1% increases in total handset upgrades.

2.	Cost of revenues

The $64.7 million, or 30%, and $36.4 million, or 34%, increases in consolidated cost of service from the six and three months ended June 30, 2005 to the same periods in 2006 are principally a result of the following:

•	$31.5 million, or 30%, and $18.8 million, or 36%, increases in consolidated interconnect costs resulting from 45% and 43% increases in consolidated interconnect minutes of use, partially offset by lower costs per minute of use;

•	$18.8 million, or 25%, and $8.9 million, or 23%, increases in consolidated direct switch and transmitter and receiver site costs resulting from a 30% increase in the total number of consolidated transmitter and receiver sites in service from June 30, 2005 to June 30, 2006; and

•	$11.2 million, or 39%, and $7.1 million, or 50%, increases in consolidated service and repair costs mainly resulting from increases in subscribers participating under our handset maintenance programs, primarily in Mexico and Brazil.

The $29.6 million, or 27%, and $14.0 million, or 25%, increases in consolidated cost of digital handset and accessory sales from the six and three months ended June 30, 2005 to the same periods in 2006 are primarily due to 47% and 43% increases in total handset sales, as well as 11% and 1% increases in total handset upgrades.

3.	Selling and marketing expenses

The $47.0 million, or 47%, and $22.1 million, or 41%, increases in consolidated selling and marketing expenses from the six and three months ended June 30, 2005 to the same periods in 2006 are principally a result of the following:

•	$22.9 million, or 64%, and $10.1 million, or 50%, increases in consolidated indirect commissions resulting from 46% and 40% increases in handset sales through indirect channels;

•	$16.2 million, or 44%, and $7.7 million, or 39%, increases in consolidated direct commissions and payroll expenses largely due to increases in commissions incurred as a result of 48% and 47% increases in handset sales across all markets by internal sales personnel; and

•	$7.9 million, or 38%, and $4.3 million, or 38%, increases in consolidated advertising expenses, primarily in Mexico and Brazil, mainly related to the launch of new markets and increased advertising initiatives related to overall subscriber growth.

4.	General and administrative expenses

The $73.0 million, or 53%, and $36.9 million, or 50%, increases in consolidated general and administrative expenses from the six and three months ended June 30, 2005 to the same periods in 2006 are primarily a result of the following:

•	$18.5 million, or 25%, and $8.5 million, or 21%, increases largely due to higher personnel costs related to increases in headcount and higher facilities-related expenses due to continued subscriber growth;

•	$16.8 million, or 49%, and $8.4 million, or 46%, increases in consolidated customer care expenses resulting from increases in payroll and related expenses necessary to support a larger consolidated customer base;

•	$13.1 million and $7.9 million, respectively, in incremental share-based payment expense in connection with the implementation of SFAS 123R;

•	$13.2 million and $6.9 million in revenue-based taxes in Brazil that we started reporting on a gross basis as both service and other revenues and general and administrative expenses in the fourth quarter of 2005; and

•	$5.3 million, or 56%, and $2.5 million, or 52%, increases in consolidated bad debt expense, which increased slightly as a percentage of revenues from 1.2% for both periods in 2005 to 1.4% and 1.3% in 2006, primarily in Mexico. We do not expect bad debt expense as a percentage of revenues to increase significantly in future periods.

5.	Depreciation and amortization

The $28.8 million, or 52%, and $13.5 million, or 45%, increases in consolidated depreciation and amortization from the six and three months ended June 30, 2005 to the same periods in 2006 are primarily due to increased depreciation on a larger base of consolidated property, plant and equipment resulting from continued expansion of our digital mobile networks, mainly in Mexico and Brazil.

6.	Interest expense, net

The $16.3 million, or 62%, and $7.7 million, or 58%, increases in consolidated net interest expense from the six and three months ended June 30, 2005 to the same periods in 2006 are primarily due to interest incurred related to our syndicated loan facility in Mexico that we drew down in May 2005, as well as interest incurred on our 2.75% convertible notes that we issued in August 2005.

7.	Interest income

The $15.6 million, or 155%, and $7.5 million, or 135%, increases in interest income from the six and three months ended June 30, 2005 to the same periods in 2006 are largely the result of increases in Nextel Mexico’s average consolidated cash balances due to the draw-down of Nextel Mexico’s syndicated loan facility in May 2005 and cash generated from operations, as well as interest earned in the U.S. on the $350.0 million proceeds received from the issuance of our 2.75% convertible notes in August 2005.

8.	Debt conversion expense

Debt conversion expense represents consideration that we paid in connection with the conversion of $88.5 million of our 3.5% convertible notes during the second quarter of 2005.

9.	Foreign currency transaction (losses) gains, net

Foreign currency transaction losses of $3.5 million and $2.3 million for the six and three months ended June 30, 2006 are primarily related to losses in Mexico caused by a decline in the value of the Mexican peso compared to the U.S. dollar on Nextel Mexico’s U.S. dollar-denominated liabilities.

Foreign currency transaction gains of $2.1 million for the six months ended June 30, 2005 are primarily related to gains in Mexico due to the impact of an increase in the value of the Mexican peso on Nextel Mexico’s U.S. dollar-denominated liabilities.

10.	Income tax provision

The $16.2 million, or 27%, and $2.2 million, or 5%, increases in the income tax provision from the six and three months ended June 30, 2005 to the same periods in 2006 are primarily due to $61.6 million, or 45%, and $27.6 million, or 39%, increases in income before tax.

Segment Results

We evaluate performance of our segments and provide resources to them primarily based on operating income before depreciation and amortization and impairment, restructuring and other charges, which we refer to as segment earnings. We allocated $34.1 million and $17.0 million in corporate overhead costs to our operating companies during the six and three months ended June 30, 2006 and $16.1 million and $8.1 million during the six and three months ended June 30, 2005. We treat a portion of these allocated amounts as tax deductions, where relevant. Our segment information below does not reflect the allocations of the corporate overhead costs because the amounts of these expenses are not provided to or used by our chief operating decision maker in making operating decisions related to these segments. In addition, because we do not view share-based compensation as an important element of our operational performance, we recognize share-based payment expense at the corporate level and exclude it when evaluating the business performance of our segments. The tables below provide a summary of the components of our consolidated segments for the six and three months ended June 30, 2006 and 2005. The results of Nextel Chile are included in “Corporate and other.”

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Six Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
June 30, 2006	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
	(dollars in thousands)

Nextel Mexico	$617,917	57%	$(202,131)	48%	$(167,106)	47%	$248,680
Nextel Brazil	241,737	22%	(111,733)	27%	(83,949)	24%	46,055
Nextel Argentina	157,585	15%	(70,865)	17%	(39,956)	11%	46,764
Nextel Peru	66,463	6%	(34,216)	8%	(19,651)	5%	12,596
Corporate and other	1,369	—	(744)	—	(46,328)	13%	(45,703)
Intercompany eliminations	(371)	—	371	—	—	—	—

Total consolidated	$1,084,700	100%	$(419,318)	100%	$(356,990)	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Three Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
June 30, 2006	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
	(dollars in thousands)

Nextel Mexico	$312,811	56%	$(101,670)	47%	$(85,858)	46%	$125,283
Nextel Brazil	126,482	23%	(58,401)	27%	(44,338)	24%	23,743
Nextel Argentina	82,415	15%	(37,087)	17%	(21,098)	11%	24,230
Nextel Peru	34,095	6%	(17,794)	9%	(10,103)	5%	6,198
Corporate and other	829	—	(418)	—	(25,057)	14%	(24,646)
Intercompany eliminations	(203)	—	203	—	—	—	—

Total consolidated	$556,429	100%	$(215,167)	100%	$(186,454)	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Six Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
June 30, 2005	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
	(dollars in thousands)

Nextel Mexico	$456,933	59%	$(154,293)	47%	$(113,448)	48%	$189,192
Nextel Brazil	144,329	18%	(84,376)	26%	(46,251)	19%	13,702
Nextel Argentina	125,220	16%	(60,116)	19%	(31,159)	13%	33,945
Nextel Peru	53,819	7%	(25,667)	8%	(16,345)	7%	11,807
Corporate and other	857	—	(900)	—	(29,787)	13%	(29,830)
Intercompany eliminations	(295)	—	295	—	—	—	—

Total consolidated	$780,863	100%	$(325,057)	100%	$(236,990)	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Three Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
June 30, 2005	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
	(dollars in thousands)

Nextel Mexico	$238,927	58%	$(79,497)	48%	$(61,586)	48%	$97,844
Nextel Brazil	76,885	19%	(40,250)	25%	(25,966)	20%	10,669
Nextel Argentina	66,762	16%	(31,956)	19%	(16,630)	13%	18,176
Nextel Peru	27,807	7%	(12,828)	8%	(8,517)	7%	6,462
Corporate and other	433	—	(330)	—	(14,742)	12%	(14,639)
Intercompany eliminations	(158)	—	158	—	—	—	—

Total consolidated	$410,656	100%	$(164,703)	100%	$(127,441)	100%

A discussion of the results of operations for each of our reportable segments is provided below.

b.  Nextel Mexico

		% of		% of
		Nextel		Nextel
		Mexico’s		Mexico’s	Change from
	June 30,	Operating	June 30,	Operating	Previous Year
	2006	Revenues	2005	Revenues	Dollars	Percent
	(dollars in thousands)

Six Months Ended
Operating revenues
Service and other revenues	$605,297	98%	$445,894	98%	$159,403	36%
Digital handset and accessory revenues	12,620	2%	11,039	2%	1,581	14%

	617,917	100%	456,933	100%	160,984	35%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(127,168)	(21)%	(98,123)	(21)%	(29,045)	30%
Cost of digital handsets and accessories	(74,963)	(12)%	(56,170)	(13)%	(18,793)	33%

	(202,131)	(33)%	(154,293)	(34)%	(47,838)	31%
Selling and marketing expenses	(90,880)	(15)%	(63,032)	(14)%	(27,848)	44%
General and administrative expenses	(76,226)	(12)%	(50,416)	(11)%	(25,810)	51%

Segment earnings	248,680	40%	189,192	41%	59,488	31%
Depreciation and amortization	(44,819)	(7)%	(31,108)	(6)%	(13,711)	44%

Operating income	203,861	33%	158,084	35%	45,777	29%
Interest expense, net	(16,879)	(3)%	(9,834)	(2)%	(7,045)	72%
Interest income	15,995	3%	7,201	1%	8,794	122%
Foreign currency transaction (losses) gains, net	(3,542)	(1)%	1,543	—	(5,085)	(330)%
Other expense, net	(2,294)	—	(620)	—	(1,674)	270%

Income before income tax	$197,141	32%	$156,374	34%	$40,767	26%

		% of		% of
		Nextel		Nextel
		Mexico’s		Mexico’s	Change from
	June 30,	Operating	June 30,	Operating	Previous Year
	2006	Revenues	2005	Revenues	Dollars	Percent
	(dollars in thousands)

Three Months Ended
Operating revenues
Service and other revenues	$307,182	98%	$233,015	98%	$74,167	32%
Digital handset and accessory revenues	5,629	2%	5,912	2%	(283)	(5)%

	312,811	100%	238,927	100%	73,884	31%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(64,951)	(21)%	(52,013)	(22)%	(12,938)	25%
Cost of digital handsets and accessories	(36,719)	(12)%	(27,484)	(11)%	(9,235)	34%

Selling and marketing expenses	(101,670)	(33)%	(79,497)	(33)%	(22,173)	28%
	(46,978)	(15)%	(33,812)	(14)%	(13,166)	39%
General and administrative expenses	(38,880)	(12)%	(27,774)	(12)%	(11,106)	40%

Segment earnings	125,283	40%	97,844	41%	27,439	28%
Depreciation and amortization	(24,125)	(8)%	(15,936)	(7)%	(8,189)	51%

Operating income	101,158	32%	81,908	34%	19,250	24%
Interest expense, net	(7,820)	(3)%	(4,768)	(2)%	(3,052)	64%
Interest income	8,154	3%	4,043	2%	4,111	102%
Foreign currency transaction losses, net	(2,191)	(1)%	(117)	—	(2,074)	NM
Other expense, net	(808)	—	(493)	—	(315)	64%

Income before income tax	$98,493	31%	$80,573	34%	$17,920	22%

NM-Not Meaningful

In accordance with accounting principles generally accepted in the United States, we translated Nextel Mexico’s results of operations using the average exchange rates for the six and three months ended June 30, 2006 and 2005. The average exchange rates of the Mexican peso for the six months ended June 30, 2006 appreciated against the U.S. dollar by 2% from the six months ended June 30, 2005. The average exchange rates of the Mexican peso for the three months ended June 30, 2006 depreciated against the U.S. dollar by 2% from the three months ended June 30, 2005. As a result, compared to 2005, the components of Nextel Mexico’s results of operations for the six months ended June 30, 2006 after translation into U.S. dollars reflect slightly higher increases than would have occurred if it were not for the impact of the appreciation of the peso. Conversely, compared to 2005, the components of Nextel Mexico’s results of operations for the three months ended June 30, 2006 after translation into U.S. dollars reflect slightly lower increases than would have occurred if it were not for the impact of the depreciation of the peso.

1.	Operating revenues

The $159.4 million, or 36%, and $74.2 million, or 32%, increases in service and other revenues from the six and three months ended June 30, 2005 to the same periods in 2006 are primarily due to the following:

•	37% and 38% increases in the average number of digital handsets in service from the six and three months ended June 30, 2005 to the same periods in 2006 resulting from growth in Nextel Mexico’s existing markets, as well as the expansion of service coverage into new markets during 2005 and the first six months of 2006; and

•	$5.9 million, or 37%, and $2.8 million, or 34%, increases in revenues generated from Nextel Mexico’s handset maintenance program from the six and three months ended June 30, 2005 to the same periods in 2006 due to growth in the number of Nextel Mexico’s customers that are utilizing this program.

2.	Cost of revenues

The $29.0 million, or 30%, and $12.9 million, or 25%, increases in cost of service from the six and three months ended June 30, 2005 to the same periods in 2006 are principally due to the following:

•	$13.3 million, or 29%, and $5.8 million, or 24%, increases in interconnect costs generally resulting from 55% and 53% increases in interconnect system minutes of use, partially offset by lower per minute charges achieved through volume discounts negotiated with various carriers;

•	$7.5 million, or 19%, and $3.4 million, or 17%, increases in direct switch and transmitter and receiver site costs, including spectrum license fees, resulting from a 45% increase in the number of transmitter and receiver sites in service from June 30, 2005 to June 30, 2006, partially offset by decreases in cost per cell site; and

•	$6.4 million, or 54%, and $3.1 million, or 46%, increases in service and repair costs largely due to increased activity under Nextel Mexico’s handset maintenance program.

The $18.8 million, or 33%, and $9.2 million, or 34%, increases in cost of digital handsets and accessories from the six and three months ended June 30, 2005 to the same periods in 2006 are primarily due to 52% and 47% increases in handset sales, respectively, as well as increases in handset upgrades provided to current customers.

3.	Selling and marketing expenses

The $27.8 million, or 44%, and $13.2 million, or 39%, increases in selling and marketing expenses from the six and three months ended June 30, 2005 to the same periods in 2006 are primarily a result of the following:

•	$16.5 million, or 64%, and $7.2 million, or 50%, increases in indirect commissions primarily due to 47% and 40% increases in handset sales by Nextel Mexico’s outside dealers, as well as an increase in indirect commissions per handset sale;

•	$5.9 million, or 30%, and $2.9 million, or 29%, increases in direct commissions and payroll expenses principally due to 64% and 65% increases in handset sales by Nextel Mexico’s sales personnel; and

•	$4.9 million, or 34%, and $2.9 million, or 38%, increases in advertising costs largely due to the launch of new markets, the launch of new rate plans and objectives to reinforce market awareness of the Nextel brandname.

4.	General and administrative expenses

The $25.8 million, or 51%, and $11.1 million, or 40%, increases in general and administrative expenses from the six and three months ended June 30, 2005 to the same periods in 2006 are largely a result of the following:

•	$9.9 million, or 42%, and $4.4 million, or 34%, increases in general corporate costs resulting from increases in payroll and related expenses caused by more general and administrative personnel, higher business insurance expenses and increased facilities costs due to expansion into new markets;

•	$8.3 million, or 50%, and $3.9 million, or 43%, increases in customer care expenses primarily due to increases in payroll and employee related expenses caused by an increase in customer care personnel necessary to support a larger customer base;

•	$5.0 million and $1.7 million, increases in bad debt expense, which increased as a percentage of revenues from 0.6% and 0.8% in 2005 to 1.3% and 1.1% in 2006; and

•	$2.2 million, or 35%, and $1.0 million, or 30%, increases in information technology expenses.

5.	Depreciation and amortization

The $13.7 million, or 44%, and $8.2 million, or 51%, increases in depreciation and amortization from the six and three months ended June 30, 2005 to the same periods in 2006 are primarily due to increased depreciation on Nextel Mexico’s significantly higher property, plant and equipment base primarily as a result of the build-out of Nextel Mexico’s digital mobile network.

6.	Interest expense, net

The $7.0 million, or 72%, and $3.1 million, or 64%, increases in net interest expense from the six and three months ended June 30, 2005 to the same periods in 2006 are largely a result of interest incurred on Nextel Mexico’s syndicated loan facility, which we drew down in May 2005.

7.	Interest income

The $8.8 million, or 122%, and $4.1 million, or 102%, increases in interest income from the six and three months ended June 30, 2005 to the same periods in 2006 are largely a result of an increase in Mexico’s average cash balances resulting primarily from the draw-down of Nextel Mexico’s $250.0 million syndicated loan facility in May 2005 and cash generated from operations.

8.	Foreign currency transaction losses, net

Foreign currency transaction losses of $3.5 million and $2.2 million for the six and three months ended June 30, 2006 are mostly due to the relative weakening of the peso compared to the U.S. dollar on Nextel Mexico’s U.S. dollar-denominated liabilities.

Foreign currency transaction gains of $1.5 million for the six months ended June 30, 2005 are primarily due to the impact of an increase in the value of the Mexican peso on Nextel Mexico’s U.S. dollar-denominated liabilities.

c.  Nextel Brazil

		% of		% of
		Nextel		Nextel
		Brazil’s		Brazil’s	Change from
	June 30,	Operating	June 30,	Operating	Previous Year
	2006	Revenues	2005	Revenues	Dollars	Percent
	(dollars in thousands)

Six Months Ended
Operating revenues
Service and other revenues	$224,337	93%	$132,919	92%	$91,418	69%
Digital handset and accessory revenues	17,400	7%	11,410	8%	5,990	52%

	241,737	100%	144,329	100%	97,408	67%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(77,785)	(32)%	(58,144)	(40)%	(19,641)	34%
Cost of digital handsets and accessories	(33,948)	(14)%	(26,232)	(18)%	(7,716)	29%

	(111,733)	(46)%	(84,376)	(58)%	(27,357)	32%
Selling and marketing expenses	(31,357)	(13)%	(17,842)	(12)%	(13,515)	76%
General and administrative expenses	(52,592)	(22)%	(28,409)	(21)%	(24,183)	85%

Segment earnings	46,055	19%	13,702	9%	32,353	236%
Depreciation and amortization	(25,527)	(11)%	(12,459)	(8)%	(13,068)	105%

Operating income	20,528	8%	1,243	1%	19,285	NM
Interest expense, net	(11,609)	(5)%	(7,122)	(5)%	(4,487)	63%
Interest income	1,585	1%	891	1%	694	78%
Foreign currency transaction (losses) gains, net	(272)	—	264	—	(536)	(203)%
Other expense, net	(2,736)	(1)%	(2,737)	(2)%	1	—

Income (loss) before income tax	$7,496	3%	$(7,461)	(5)%	$14,957	(200)%

Three Months Ended
Operating revenues
Service and other revenues	$117,647	93%	$70,674	92%	$46,973	66%
Digital handset and accessory revenues	8,835	7%	6,211	8%	2,624	42%

	126,482	100%	76,885	100%	49,597	65%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(41,197)	(32)%	(26,816)	(35)%	(14,381)	54%
Cost of digital handsets and accessories	(17,204)	(14)%	(13,434)	(17)%	(3,770)	28%

	(58,401)	(46)%	(40,250)	(52)%	(18,151)	45%
Selling and marketing expenses	(16,188)	(13)%	(10,358)	(14)%	(5,830)	56%
General and administrative expenses	(28,150)	(22)%	(15,608)	(20)%	(12,542)	80%

Segment earnings	23,743	19%	10,669	14%	13,074	123%
Depreciation and amortization	(13,491)	(11)%	(7,080)	(9)%	(6,411)	91%

Operating income	10,252	8%	3,589	5%	6,663	186%
Interest expense, net	(6,040)	(5)%	(4,028)	(5)%	(2,012)	50%
Interest income	850	—	505	1%	345	68%
Foreign currency transaction (losses) gains, net	(171)	—	127	—	(298)	(235)%
Other expense, net	(1,745)	(1)%	(1,003)	(2)%	(742)	74%

Income (loss) before income tax	$3,146	2%	$(810)	(1)%	$3,956	(488)%

NM-Not Meaningful

In accordance with accounting principles generally accepted in the United States of America, we translated Nextel Brazil’s results of operations using the average exchange rate for the six and three months ended June 30, 2006. The average exchange rate for the six and three months ended June 30, 2006 appreciated against the U.S. dollar by 17% and 13%, respectively, from the six and three months ended June 30, 2005. As a result, the components of Nextel Brazil’s results of operations for the six and three months ended June 30, 2006 after translation into U.S. dollars reflect higher increases than would have occurred if it were not for the impact of the appreciation in the average value of the real.

1.	Operating revenues

The $91.4 million, or 69%, and $47.0 million, or 66%, increases in service and other revenues from the six and three months ended June 30, 2005 to the same periods in 2006 are primarily a result of the following:

•	37% and 39% increases in the average number of digital handsets in service resulting from growth in Nextel Brazil’s existing markets, as well as expansion into new markets;

•	the 17% and 13% appreciation, respectively, of the Brazilian real against the U.S. dollar; and

•	$7.0 million, or 94%, and $3.8 million, or 92%, increases in revenues generated from Nextel Brazil’s handset maintenance program due to growth in the number of customers that are utilizing this program.

The increases in service and other revenues are also due to $13.2 million and $6.9 million in revenue-based taxes in Brazil that we started reporting on a gross basis as both service and other revenues and general and administrative expenses in the fourth quarter of 2005.

The $6.0 million, or 52%, and $2.6 million, or 42%, increases in digital handset and accessory revenues from the six and three months ended June 30, 2005 to the same periods in 2006 are largely the result of 52% and 48% increases in handset sales.

2.	Cost of revenues

The $19.6 million, or 34%, and $14.4 million, or 54%, increases in cost of service from the six and three months ended June 30, 2005 to the same periods in 2006 are primarily due to $8.7 million, or 42%, and $4.1 million, or 37%, increases in direct switch and transmitter and receiver site costs, including spectrum license fees, resulting from a 27% increase in the number of transmitter and receiver sites in service from June 30, 2005 to June 30, 2006, as well as $7.3 million, or 26%, and $7.1 million, or 60%, increases in interconnect costs resulting from 48% and 46% increases in interconnect minutes of use, partially offset by the reduction of interconnect costs due to new interconnect regulations that became effective in May 2005. The increases in cost of service were also attributable to the 17% and 13% appreciation, respectively, of the Brazilian real.

The $7.7 million, or 29%, and $3.8 million, or 28%, increases in cost of digital handset and accessory sales from the six and three months ended June 30, 2005 to the same periods in 2006 are primarily due to 52% and 48% increases in handset sales.

3.	Selling and marketing expenses

The $13.5 million, or 76%, and $5.8 million, or 56%, increases in selling and marketing expenses from the six and three months ended June 30, 2005 to the same periods in 2006 are principally due to the following:

•	$7.4 million, or 90%, and $3.3 million, or 71%, increases in payroll and direct commissions largely as a result of 51% and 46% increases in handset sales by Nextel Brazil’s sales force, as well as increases in direct commissions earned per handset sale;

•	$3.9 million, or 99%, and $2.0 million, or 86%, increases in indirect commissions resulting from 54% and 51% increases in handset sales through Nextel Brazil’s indirect channels, as well as increases in indirect commissions earned per handset sale; and

•	$2.7 million, or 73%, and $0.9 million, or 36%, increases in advertising expenses due to the implementation of more advertising campaigns during the first half of 2006 primarily as a result of increased initiatives related to overall subscriber growth and the launch of new markets.

All of these increases also resulted from the 17% and 13% appreciation for the six and three months ended June 30, 2006 and 2005, respectively, of the Brazilian real against the U.S. dollar.

4.	General and administrative expenses

The $24.2 million, or 85%, and $12.5 million, or 80%, increases in general and administrative expenses from the six and three months ended June 30, 2005 to the same periods in 2006 are primarily a result of the following:

•	$13.2 million and $6.9 million in revenue-based taxes in Brazil that we started reporting on a gross basis as both service and other revenues and general and administrative expenses in the fourth quarter of 2005;

•	$6.0 million, or 65%, and $3.0 million, or 58%, increases in customer care expenses resulting from increases in payroll and related expenses due to more customer care personnel necessary to support a larger customer base;

•	$3.3 million, or 32%, and $1.3 million, or 21%, increases in general corporate costs; and

•	$1.4 million, or 46%, and $0.7 million, or 49%, increases in information technology expenses.

All of these increases also resulted from the 17% and 13% appreciation, respectively, of the Brazilian real against the U.S. dollar.

5.	Depreciation and amortization

The $13.1 million, or 105%, and $6.4 million, or 91%, increases in depreciation and amortization from the six and three months ended June 30, 2005 to the same periods in 2006 are primarily due to increased depreciation on Nextel Brazil’s significantly higher property, plant and equipment base primarily as a result of the build-out of Nextel Brazil’s digital mobile network, as well as the 17% and 13% appreciation, respectively, of the Brazilian real against the U.S. dollar.

6.	Interest expense, net

The $4.5 million, or 63%, and $2.0 million, or 50%, increases in net interest expense from the six and three months ended June 30, 2005 to the same periods in 2006 are primarily the result of increased interest incurred on Nextel Brazil’s tower financing obligations, as well as the 17% and 13% appreciation, respectively, of the Brazilian real against the U.S. dollar.

d.	Nextel Argentina

		% of		% of
		Nextel		Nextel
		Argentina’s		Argentina’s	Change from
	June 30,	Operating	June 30,	Operating	Previous Year
	2006	Revenues	2005	Revenues	Dollars	Percent
	(dollars in thousands)

Six Months Ended
Operating revenues
Service and other revenues	$146,944	93%	$114,750	92%	$32,194	28%
Digital handset and accessory revenues	10,641	7%	10,470	8%	171	2%

	157,585	100%	125,220	100%	32,365	26%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(51,630)	(33)%	(40,700)	(32)%	(10,930)	27%
Cost of digital handsets and accessories	(19,235)	(12)%	(19,416)	(16)%	181	(1)%

	(70,865)	(45)%	(60,116)	(48)%	(10,749)	18%
Selling and marketing expenses	(12,815)	(8)%	(9,736)	(8)%	(3,079)	32%
General and administrative expenses	(27,141)	(17)%	(21,423)	(17)%	(5,718)	27%

Segment earnings	46,764	30%	33,945	27%	12,819	38%
Depreciation and amortization	(7,495)	(5)%	(7,732)	(6)%	237	(3)%

Operating income	39,269	25%	26,213	21%	13,056	50%
Interest expense, net	(1,449)	(1)%	(1,202)	(1)%	(247)	21%
Interest income	1,114	1%	221	—	893	NM
Foreign currency transaction gains, net	405	—	217	—	188	87%
Other income (expense), net	229	—	(6)	—	235	NM

Income before income tax	$39,568	25%	$25,443	20%	$14,125	56%

Three Months Ended
Operating revenues
Service and other revenues	$76,681	93%	$60,900	91%	$15,781	26%
Digital handset and accessory revenues	5,734	7%	5,862	9%	(128)	(2)%

	82,415	100%	66,762	100%	15,653	23%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(26,802)	(33)%	(21,140)	(32)%	(5,662)	27%
Cost of digital handsets and accessories	(10,285)	(12)%	(10,816)	(16)%	531	(5)%

	(37,087)	(45)%	(31,956)	(48)%	(5,131)	16%
Selling and marketing expenses	(6,876)	(9)%	(5,350)	(8)%	(1,526)	29%
General and administrative expenses	(14,222)	(17)%	(11,280)	(17)%	(2,942)	26%

Segment earnings	24,230	29%	18,176	27%	6,054	33%
Depreciation and amortization	(1,917)	(2)%	(4,364)	(6)%	2,447	(56)%

Operating income	22,313	27%	13,812	21%	8,501	62%
Interest expense, net	(934)	(1)%	(613)	(1)%	(321)	52%
Interest income	580	1%	126	—	454	360%
Foreign currency transaction gains, net	132	—	130	—	2	2%
Other expense, net	—	—	(16)	—	16	(100)%

Income before income tax	$22,091	27%	$13,439	20%	$8,652	64%

NM-Not Meaningful

In accordance with accounting principles generally accepted in the United States, we translated Nextel Argentina’s results of operations using the average exchange rates for the six and three months ended June 30, 2006 and 2005. The average exchange rates of the Argentine peso for the six and three months ended June 30, 2006 depreciated against the U.S. dollar by 5% and 6% from the same period in 2005. As a result, the components of Nextel Argentina’s results of operations for the six and three months ended June 30, 2006 after translation into U.S. dollars reflect lower increases than would have occurred if it were not for the impact of the appreciation in the average value of the peso.

1.	Operating revenues

The $32.2 million, or 28%, and $15.8 million, or 26%, increases in service and other revenues from the six and three months ended June 30, 2005 to the same periods in 2006 are primarily a result of the following:

•	a 32% increase in the average number of digital handsets in service, resulting primarily from growth in Nextel Argentina’s existing markets; and

•	$4.4 million, or 43%, and $1.9 million, or 34%, increases in revenues generated from Nextel Argentina’s handset maintenance program due to a growth in the number of Nextel Argentina’s customers that are utilizing this program.

2.	Cost of revenues

The $10.9 million, or 27%, and $5.7 million, or 27%, increases in cost of service from the six and three months ended June 30, 2005 to the same periods in 2006 are principally a result of the following:

•	$6.2 million, or 28%, and $3.1 million, or 26%, increases in interconnect costs largely as a result of 23% and 19% increases in interconnect system minutes of use, as well as an increase in termination fees between mobile-to-mobile handsets;

•	$2.5 million, or 30%, and $1.7 million, or 42%, increases in service and repair costs largely due to increased activity under Nextel Argentina’s handset maintenance program; and

•	$2.2 million, or 22%, and $1.0 million, or 19%, increases in direct switch and transmitter and receiver site costs, including spectrum license fees, due to a 13% increase in the number of transmitter and receiver sites in service from June 30, 2005 to June 30, 2006 as well as an increase in new claims from municipalities.

3.	Selling and marketing expenses

The $3.1 million, or 32%, and $1.5 million, or 29%, increases in selling and marketing expenses from the six and three months ended June 30, 2005 to the same periods in 2006 are largely a result of the following:

•	$1.6 million, or 44%, and $0.7 million, or 30%, increases in indirect commissions primarily due to 34% and 27% increases in handset sales obtained through indirect channels;

•	$0.7 million, or 17%, and $0.2 million, or 11%, increases in other sales costs largely due to increases in direct commissions resulting from 20% and 18% increases in handset sales obtained through direct channels; and

•	$0.6 million, or 41%, and $0.5 million, or 81%, increases in advertising expenses primarily related to efforts to reinforce market awareness of the Nextel brandname.

4.	General and administrative expenses

The $5.7 million, or 27%, and $2.9 million, or 26%, increases in general and administrative expenses from the six and three months ended June 30, 2005 to the same periods in 2006 are largely a result of the following:

•	$3.7 million, or 27%, and $1.7 million, or 23%, increases in general corporate costs resulting from certain revenue-based taxes, increases in payroll and related expenses caused by increases in general and administrative personnel and increases in legal fees; and

•	$1.5 million, or 37%, and $0.9 million, or 43%, increases in customer care expenses primarily as a result of an increase in personnel needed to support a growing customer base.

5.	Depreciation and amortization

The $2.4 million, or 56%, decrease in depreciation and amortization from the three months ended June 30, 2005 to the three months ended June 30, 2006 is due to a software useful life depreciation error correction discussed in Note 1 to the condensed consolidated financial statements.

e.	Nextel Peru

		% of		% of
		Nextel		Nextel
		Peru’s		Peru’s	Change from
	June 30,	Operating	June 30,	Operating	Previous Year
	2006	Revenues	2005	Revenues	Dollars	Percent
	(dollars in thousands)

Six Months Ended
Operating revenues
Service and other revenues	$62,629	94%	$51,383	95%	$11,246	22%
Digital handset and accessory revenues	3,834	6%	2,436	5%	1,398	57%

	66,463	100%	53,819	100%	12,644	23%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(22,206)	(33)%	(16,924)	(32)%	(5,282)	31%
Cost of digital handsets and accessories	(12,010)	(18)%	(8,743)	(16)%	(3,267)	37%

	(34,216)	(51)%	(25,667)	(48)%	(8,549)	33%
Selling and marketing expenses	(7,844)	(12)%	(6,219)	(11)%	(1,625)	26%
General and administrative expenses	(11,807)	(18)%	(10,126)	(19)%	(1,681)	17%

Segment earnings	12,596	19%	11,807	22%	789	7%
Depreciation and amortization	(5,343)	(8)%	(4,012)	(8)%	(1,331)	33%

Operating income	7,253	11%	7,795	14%	(542)	(7)%
Interest expense, net	(72)	—	(75)	—	3	(4)%
Interest income	560	1%	305	1%	255	84%
Foreign currency transaction gains, net	50	—	47	—	3	6%
Other expense, net	—	—	(8)	—	8	(100)%

Income before income tax	$7,791	12%	$8,064	15%	$(273)	(3)%

		% of		% of
		Nextel		Nextel
		Peru’s		Peru’s	Change from
	June 30,	Operating	June 30,	Operating	Previous Year
	2006	Revenues	2005	Revenues	Dollars	Percent
	(dollars in thousands)

Three Months Ended
Operating revenues
Service and other revenues	$32,113	94%	$26,449	95%	$5,664	21%
Digital handset and accessory revenues	1,982	6%	1,358	5%	624	46%

	34,095	100%	27,807	100%	6,288	23%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(11,647)	(34)%	(8,251)	(30)%	(3,396)	41%
Cost of digital handsets and accessories	(6,147)	(18)%	(4,577)	(16)%	(1,570)	34%

	(17,794)	(52)%	(12,828)	(46)%	(4,966)	39%
Selling and marketing expenses	(4,321)	(13)%	(3,386)	(12)%	(935)	28%
General and administrative expenses	(5,782)	(17)%	(5,131)	(19)%	(651)	13%

Segment earnings	6,198	18%	6,462	23%	(264)	(4)%
Depreciation and amortization	(2,833)	(8)%	(2,103)	(7)%	(730)	35%

Operating income	3,365	10%	4,359	16%	(994)	(23)%
Interest expense, net	(36)	—	(40)	—	4	(10)%
Interest income	269	1%	182	—	87	48%
Foreign currency transaction gains, net	9	—	10	—	(1)	(10)%
Other income, net	—	—	1	—	(1)	(100)%

Income before income tax	$3,607	11%	$4,512	16%	$(905)	(20)%

The U.S. dollar is the functional currency in Peru. As a result, Nextel Peru’s results of operations are not significantly impacted by the changes in the U.S. dollar to Peruvian sol exchange rate.

1.	Operating revenues

The $11.2 million, or 22%, and $5.7 million, or 21%, increases in service and other revenues from the six and three months ended June 30, 2005 to the same periods in 2006 are primarily due to 36% and 37% increases in the average number of digital handsets in service, partially offset by decreases in average revenue per handset mainly resulting from increased competition, which resulted in lower rate plans.

The $1.4 million, or 57%, and $0.6 million, or 46%, increases in digital handset and accessory revenues from the six and three months ended June 30, 2005 to the same periods in 2006, are primarily the result of 46% and 47% increases in handset sales mainly as a result of a stronger local economy as well as Nextel Peru’s strategy of increasing penetration in small to mid-size accounts.

2.	Cost of revenues

The $5.3 million, or 31%, and $3.4 million, or 41%, increases in cost of service from the six and three months ended June 30, 2005 to the same periods in 2006 are largely a result of $4.8 million, or 53%, and $2.9 million, or 64%, increases in interconnect costs largely as a result of 74% and 67% increases in interconnect minutes of use, partially offset by a decrease in per minute costs due to new interconnect regulations that became effective in January 2006.

The $3.3 million, or 37%, and $1.6 million, or 34%, increases in cost of digital handsets and accessories from the six and three months ended June 30, 2005 to the same periods in 2006 are largely a result of 46% and 47% increases in handset sales.

3.	Selling and marketing expenses

The $1.6 million, or 26%, and $0.9 million, or 28%, increases in selling and marketing expenses from the six and three months ended June 30, 2005 to the same periods in 2006 are primarily due to $1.0 million, or 34%, and $0.5 million, or 28%, increases in direct commissions and payroll expenses principally due to 48% and 55% increases in handset sales by Nextel Peru’s sales personnel, partially offset by decreases in commissions per handset sale.

4.	General and administrative expenses

The $1.7 million, or 17%, and $0.7 million, or 13%, increases in general and administrative expenses from the six and three months ended June 30, 2005 to the same periods in 2006 are primarily due to the following:

•	$0.9 million, or 24%, and $0.5 million, or 25%, increases in customer care expenses primarily due to increases in customer care and billing operations personnel caused by the need to support a growing customer base; and

•	$0.4 million, or 9%, and $0.1 million, or 7%, increases in general corporate costs due to increases in general and administrative personnel and various taxes paid to regulatory agencies.

5.	Depreciation and amortization

The $1.3 million, or 33%, and $0.7 million, or 35%, increases in depreciation and amortization from the six and three months ended June 30, 2005 to the same periods in 2006 are primarily due to increased depreciation resulting from an increase in Nextel Peru’s property, plant and equipment.

f.	Corporate and other

		% of		% of
		Corporate		Corporate
		and other		and other	Change from
	June 30,	Operating	June 30,	Operating	Previous Year
	2006	Revenues	2005	Revenues	Dollars	Percent
	(dollars in thousands)

Six Months Ended
Operating revenues
Service and other revenues	$1,369	100%	$857	100%	$512	60%
Digital handset and accessory revenues	—	—	—	—	—	—

	1,369	100%	857	100%	512	60%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(744)	(54)%	(900)	(105)%	156	(17)%
Cost of digital handsets and accessories	—	—	—	—	—	—

	(744)	(54)%	(900)	(105)%	156	(17)%
Selling and marketing expenses	(3,240)	(237)%	(2,343)	(273)%	(897)	38%
General and administrative expenses	(43,088)	NM	(27,444)	NM	(15,644)	57%

Segment losses	(45,703)	NM	(29,830)	NM	(15,873)	53%
Depreciation and amortization	(1,709)	(125)%	(754)	(88)%	(955)	127%

Operating loss	(47,412)	NM	(30,584)	NM	(16,828)	55%
Interest expense, net	(12,485)	NM	(7,965)	NM	(4,520)	57%
Interest income	6,531	NM	1,529	178%	5,002	327%
Foreign currency transaction losses, net	(124)	(9)%	(4)	—	(120)	NM
Debt conversion expense	—	—	(8,930)	NM	8,930	NM
Other expense, net	(787)	(57)%	(299)	(35)%	(488)	163%

Loss before income tax	$(54,277)	NM	$(46,253)	NM	$(8,024)	17%

Three Months Ended
Operating revenues
Service and other revenues	$829	100%	$433	100%	$396	91%
Digital handset and accessory revenues	—	—	—	—	—	—

	829	100%	433	100%	396	91%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(418)	(50)%	(330)	(76)%	(88)	27%
Cost of digital handsets and accessories	—	—	—	—	—	—

	(418)	(50)%	(330)	(76)%	(88)	27%
Selling and marketing expenses	(1,932)	(233)%	(1,314)	(303)%	(618)	47%
General and administrative expenses	(23,125)	NM	(13,428)	NM	(9,697)	72%

Segment losses	(24,646)	NM	(14,639)	NM	(10,007)	68%
Depreciation and amortization	(955)	(115)%	(387)	(89)%	(568)	147%

Operating loss	(25,601)	NM	(15,026)	NM	(10,575)	70%
Interest expense, net	(6,226)	NM	(3,909)	NM	(2,317)	59%
Interest income	3,308	399%	751	173%	2,557	340%
Foreign currency transaction (losses) gains, net	(121)	(15)%	3	1%	(124)	NM
Debt conversion expense	—	—	(8,930)	NM	8,930	(100)%
Other expense, net	(671)	(81)%	(157)	(36)%	(514)	327%

Loss before income tax	$(29,311)	NM	$(27,268)	NM	$(2,043)	7%

NM-Not Meaningful

Corporate and other operating revenues and cost of revenues primarily represent the results of analog operations reported by Nextel Chile. Operating revenues and cost of revenues did not significantly change from the six and three months ended June 30, 2005 to the same periods in 2006 because Nextel Chile’s subscriber base remained stable.

1.	General and administrative expenses

The $15.6 million, or 57%, and $9.7 million, or 72%, increases in general and administrative expenses from the six and three months ended June 30, 2005 to the six and three months ended June 30, 2006 are primarily due to $13.1 million and $7.9 million in incremental share-based payment expense recorded in connection with the implementation of SFAS 123R.

2.	Interest expense, net

The $4.5 million, or 57%, and $2.3 million, or 59%, increases in net interest expense from the six and three months ended June 30, 2005 to the six and three months ended June 30, 2006 are substantially the result of interest related to our 2.75% convertible notes that we issued in August 2005.

3.	Interest income

The $5.0 million, or 327%, and $2.6 million, or 340%, increases in interest income from the six and three months ended June 30, 2005 to the six and three months ended June 30, 2006 are primarily due to interest earned on the $350.0 million proceeds received from the issuance of our 2.75% convertible notes.

4.	Debt conversion expense

Debt conversion expense represents an inducement that we paid in connection with the conversion of $88.5 million of our 3.5% convertible notes that occurred during the second quarter in 2005.

Liquidity and Capital Resources

We had a working capital surplus of $802.0 million as of June 30, 2006, an $8.8 million increase compared to December 31, 2005. The increase in our working capital, which is defined as total current assets less total current liabilities, is primarily attributable to higher accounts receivable, inventory and prepaid assets associated with higher subscriber growth and our network expansion program.

We recognized net income of $120.9 million and $55.9 million for the six and three months ended June 30, 2006 and $75.6 million and $30.5 million for the six and three months ended June 30, 2005. During the first half of 2006, our operating revenues more than offset our operating expenses, excluding depreciation and amortization, and cash capital expenditures. However, we cannot be sure that this trend will continue in the future as we intend to continue the current expansion of our networks, primarily in Mexico and Brazil. We anticipate that 2006 will be our peak year for cash capital expenditures for the foreseeable future. See “Future Capital Needs and Resources” for a discussion of our future outlook and anticipated sources and uses of funds for the remainder of 2006.

Cash Flows.  Our operating activities provided us with $161.5 million of net cash during the six months ended June 30, 2006 and $103.4 million of net cash during the six months ended June 30, 2005. The $58.1 million increase in generation of cash is primarily due to higher operating income resulting from our profitable growth strategy.

We used $272.1 million of net cash in our investing activities during the six months ended June 30, 2006 compared to $165.0 million during the six months ended June 30, 2005. The $107.1 million increase in cash used in our investing activities is primarily due to a $96.5 million increase in cash capital expenditures during the first six months of 2006 compared to the same period in 2005 related to the accelerated build out of our digital mobile networks in Mexico and Brazil, as well as $34.6 million in proceeds from the maturity of short-term investments that we received during the first six months of 2005, partially offset by $22.5 million in payments for acquisitions and purchases of licenses during the first six months of 2005.

Our financing activities provided us with $111.9 million of net cash during the six months ended June 30, 2006, primarily due to $59.4 million in additional borrowings from the refinancing of Nextel Mexico’s syndicated loan facility, $45.1 million in proceeds from stock option exercises and $19.7 million in excess tax benefits from share-based payment we recognized in connection with our adoption of SFAS 123R, which was effective January 1, 2006. Our financing activities provided us with $267.4 million of net cash during the six months ended June 30, 2005, primarily due to the draw down of $250.0 million of Nextel Mexico’s syndicated loan facility in May 2005 and $18.2 million in proceeds from stock option exercises.

Future Capital Needs and Resources

Capital Resources.  Our ongoing capital resources depend on a variety of factors, including our existing cash and cash equivalents balances, cash flows generated by our operating companies and external financial sources that may be available. As of June 30, 2006, our capital resources included $863.6 million of cash and cash equivalents and $7.5 million of available short-term investments. Our ability to generate sufficient net cash from our operating activities is dependent upon, among other things:

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

The following table sets forth the amounts and timing of contractual payments for our most significant contractual obligations determined as of June 30, 2006. The information in the table reflects future unconditional payments and is based upon, among other things, the current terms of the relevant agreements, appropriate classification of items under accounting principles generally accepted in the United States that are currently in effect and certain assumptions, such as future interest rates. Future events could cause actual payments to differ significantly from these amounts. See “Item 1A. — Risk Factors — Our forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs.” Except as required by law, we disclaim any obligation to modify or update the information contained in the table.

	Payments Due by Period
	Less Than			More Than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(in thousands)

Convertible notes(1)	$21,453	$42,907	$42,907	$1,151,533	$1,258,800
Tower financing obligations(1)	35,722	71,455	71,453	249,811	428,441
Mexico syndicated loan facility(1)	34,725	137,122	209,322	—	381,169
Capital lease obligations(2)	7,217	24,242	15,584	52,662	99,705
Spectrum fees(3)	13,140	25,569	25,569	172,589	236,867
Spectrum acquisition obligations(4)	1,159	10,602	5,362	3,277	20,400
Operating leases(5)	67,409	122,857	94,603	127,308	412,177
Purchase obligations(6)	165,546	539	—	—	166,085
Other long-term obligations(7)	—	—	—	145,554	145,554

Total contractual commitments	$346,371	$435,293	$464,800	$1,902,734	$3,149,198

(1)	These amounts include estimated principal and interest payments over the full term of the obligation based on our expectations as to future interest rates, assuming the current payment schedule.

(2)	These amounts represent principal and interest payments due under our co-location agreements to American Tower and our existing corporate aircraft lease. The amounts related to our existing aircraft lease exclude amounts that are contingently due in the event of our default under the lease, but do include remaining amounts due under the letter of credit provided for our new corporate aircraft.

(3)	These amounts do not include variable fees based on certain operating revenues and are subject to increases in the Mexican Consumer Pricing Index.

(4)	These amounts include estimated principal and interest payments related to spectrum obligations in Brazil.

(5)	These amounts principally include future lease costs related to our transmitter and receiver sites and switches and office facilities as of June 30, 2006.

(6)	These amounts include maximum contractual purchase obligations under various agreements with our vendors.

(7)	The amounts due in more than five years include our current estimates of asset retirement obligations based on our expectations as to future retirement costs, inflation rates and timing of retirements.

Capital Expenditures.  Our capital expenditures, including capitalized interest, were $326.9 million for the six months ended June 30, 2006 compared to $192.5 million for the six months ended June 30, 2005. In the future, we expect to finance our capital spending using the most effective combination of cash from operations, cash on hand and any other external financing that becomes available. We anticipate that 2006 will be our peak year for capital expenditures for the foreseeable future. Our capital spending is driven by several factors, including:

•	the expansion of our digital mobile networks to new market areas, primarily including the current expansions in Mexico and Brazil;

•	the construction of additional transmitter and receiver sites to increase system capacity and maintain system quality and the installation of related switching equipment in some of our existing market coverage areas;

•	the enhancement of our digital mobile network coverage around some major market areas;

•	enhancements to our existing iDEN technology to increase voice capacity; and

•	non-network related information technology projects.

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

In March 2006, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-1, “Accounting for the Conversion of an Instrument That Becomes Convertible upon the Issuer’s Exercise of a Call Option,” or EITF 05-1. EITF 05-1 states that the issuance of equity securities to settle an instrument (pursuant to the instrument’s original conversion terms) that becomes convertible upon the issuer’s exercise of a call option should be accounted for as a conversion as opposed to an extinguishment if, at issuance, the debt instrument contains a substantive conversion feature other than the issuer’s call option. EITF 05-1 is effective for all conversions within its scope occurring in interim or annual periods beginning after June 28, 2006. The future impact of EITF 05-1 will depend on the facts and circumstances specific to a given conversion within the scope of this issue. However, we do not believe the adoption of EITF 05-1 will have a material impact on our consolidated financial statements.

In March 2006, the EITF discussed Issue 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation),” or EITF 06-3. EITF 06-3 states that a company should disclose its accounting policy (gross or net presentation) regarding presentation of sales and other similar taxes. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. EITF 06-3, which was ratified by the FASB, is effective for financial reports in interim and annual reporting periods beginning after December 15, 2006. We are currently evaluating the impact that EITF 06-3 may have on our consolidated financial statements. Historically, we reported certain revenue-based taxes imposed on us in Brazil as a reduction of revenue. We viewed them as pass-through costs since they were billed to and collected from customers on behalf of local government agencies. During the fourth quarter of 2005, we increased our operating revenues and general and administrative expenses to gross-up these revenue-based taxes related to the full year 2005 because they are the primary obligation of Nextel Brazil. This presentation is in accordance with EITF 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” During the six and three months ended June 30, 2006, Nextel Brazil recorded $13.2 million and $6.9 million, respectively, of revenue-based taxes as a component of service and other revenues and a corresponding amount as a component of selling, general and administrative expenses.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 clarifies the accounting for uncertainty in income tax positions and is effective for fiscal years beginning after December 15, 2006. FIN 48 provides that the financial statement effects of an income tax position can only be recognized in the financial statements when, based on the technical merits, it is “more-likely-than-not” that the position will be sustained upon examination. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating the impact that FIN 48 may have on our consolidated financial statements.

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

Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. In July 2005, Nextel Mexico entered into an interest rate swap agreement to hedge the variability of future cash flows associated with the $31.0 million Mexican peso-denominated variable interest rate portion of its $250.0 million syndicated loan facility. Under the interest rate swap, Nextel Mexico agreed to exchange the difference between the variable Mexican reference rate, TIIE, and a fixed interest rate, based on a notional amount of $31.4 million. The interest rate swap fixed the amount of interest expense associated with this portion of the Mexico syndicated loan facility effective August 31, 2005.

In June 2006, Nextel Mexico entered into an agreement to refinance its syndicated loan. The loan amount was increased from the original $250.0 million to about $297.0 million after the refinancing. Under the agreement, the loan will be refinanced using the same variable (i.e., LIBOR and TIIE) or fixed rates as the original agreement but with lower spreads for each tranche. Of the total amount of the refinanced loan, $57.0 million is denominated in Mexican pesos, with a floating interest rate based on the Mexican reference rate TIIE (Tranche C). The refinancing of the syndicated loan had no effect on Nextel Mexico’s interest rate swap. As of June 30, 2006, a significant portion of our borrowings were fixed-rate long-term debt obligations.

The table below presents principal amounts, related interest rates by year of maturity and aggregate amounts as of June 30, 2006 for our fixed rate debt obligations, including our convertible notes, our syndicated loan facility in Mexico and our tower financing obligations, the notional amounts of our purchased call options and written put options and the fair value of our interest rate swap. We determined the fair values included in this section based on:

•	quoted market prices for our convertible notes;

•	carrying values for our tower financing obligations and syndicated loan facility as interest rates were set recently when we entered into these transactions; and

•	market values as determined by an independent third party investment banking firm for our purchased call options, written put options and interest rate swap.

The changes in the fair values of our debt compared to their fair values as of December 31, 2005 reflect changes in applicable market conditions as well as a $60.9 million increase due to the refinancing of Nextel Mexico’s syndicated loan. The amount of our forecasted hedge agreements as of June 30, 2006 represents our 2006 foreign currency hedges. All of the information in the table is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows associated with our long-term debt are denominated in U.S. dollars (US$), Mexican pesos (MP) and Brazilian reais (BR).

	Year of Maturity						June 30, 2006		December 31, 2005
	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total	Fair Value	Total	Fair Value
	(dollars in thousands)

Long-Term Debt:
Fixed Rate (US$)	$3,317	$2,803	$3,533	$3,624	$1,885	$762,034	$777,196	$1,544,979	$770,950	$1,301,140
Average Interest Rate	11.3%	11.0%	11.0%	11.0%	10.0%	3.1%	3.2%		3.2%
Fixed Rate (MP)	$11,110	$25,538	$38,215	$21,518	$4,943	$74,297	$175,621	$175,621	$182,848	$182,848
Average Interest Rate	12.7%	12.1%	11.9%	12.6%	17.6%	17.5%	14.7%		15.3%
Fixed Rate (BR)	$655	$855	$2,591	$2,941	$3,404	$57,364	$67,810	$67,810	$58,196	$58,196
Average Interest Rate	27.9%	27.9%	18.9%	20.0%	21.0%	26.5%	25.7%		26.2%
Variable Rate (US$)	$—	$—	$—	$—	$156,600	$—	$156,600	$156,600	$129,000	$129,000
Average Interest Rate	—	—	—	—	6.8%	—	6.8%		6.8%
Variable Rate (MP)	$5,959	$15,493	$23,835	$11,918	$—	$—	$57,205	$57,205	$31,964	$31,964
Average Interest Rate	10.8%	10.8%	10.8%	10.8%	—	—	10.8%		11.1%
Forecasted Hedge Agreements:
Purchased call options	$94,820	$—	$—	$—	$—	$—	$94,820	$2,412	$181,426	$2,016
Written put options	$94,820	$—	$—	$—	$—	$—	$94,820	$287	$181,426	$(2,250)
Interest Rate Swap:
Variable to Fixed	$3,023	$7,859	$12,091	$6,045	$—	$—	$29,018	$(963)	$31,964	$(1,174)
Average Pay Rate	11.95%	11.95%	11.95%	11.95%	—	—	11.95%		11.95%
Average Receive Rate	9.80%	9.80%	9.80%	9.80%	—	—	9.80%		11.13%

Item 4.	Controls and Procedures.

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

We did not maintain effective controls over the completeness and accuracy of the income tax provision and the related balance sheet accounts and note disclosures. Specifically, our controls over the processes and procedures related to the determination and review of the quarterly tax provisions were not adequate to ensure that the income tax provision was prepared in accordance with generally accepted accounting principles. This control deficiency, which continues to exist as of June 30, 2006, resulted in audit adjustments to the 2005 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the income tax provision and the related balance sheet accounts and note disclosures that would result in a material misstatement to our interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2006, we implemented Hyperion Financial Management at our corporate headquarters and in Mexico as a tool to support our accounting consolidation and external reporting processes. These changes will reduce the need for manual spreadsheets and facilitate our workflow thus allowing more time for analysis. We have realigned our teams and have trained them to adapt the new processes and controls. As a direct result, we have been updating our key control activities documentation related to our compliance with Section 404 of the Sarbanes-Oxley Act.

We have also continued to work on a number of initiatives to remediate the material weakness related to the calculation of the income tax provision and related balance sheet accounts, including the following:

•	We have made significant progress in filling the tax positions at corporate headquarters, with the hiring of a senior tax manager experienced in income tax calculations under U.S. GAAP, a senior tax manager experienced in many aspects of income tax accounting in both Mexico and the U.S., and an additional income tax specialist with broad experience in tax and finance in Latin America;

•	We are currently training our recently hired U.S.-based individuals with regard to controls surrounding the calculation of the income tax provision and related accounts;

•	We are maintaining our on-going training program to deepen and broaden the understanding of U.S. GAAP income tax provision calculation procedures in our foreign subsidiaries;

•	We have evaluated our quarterly procedures, and reallocated the ownership of some of those controls between headquarters and our foreign markets to increase the effectiveness of those procedures; and

•	We continue to work with a third party tax advisor to perform detailed reviews of the income tax calculations as a means to both improve the accuracy of our income tax calculations and assess the effectiveness of the control procedures being performed by our own employees.

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

The information called for by this Item 4 was previously furnished in our quarterly report on Form 10-Q for the three months ended March 31, 2006, filed on May 8, 2006.

Item 6.	Exhibits.

Exhibit
Number	Exhibit Description

10.1	Amended and Restated Credit Agreement, dated as of June 27, 2006 by and among Communicaciones Nextel de Mexico, S.A. de C.V., the financial institutions thereto, as lenders, Citibank N.A., Citigroup Global Markets, Inc. and Scotiabank Inverlat, S.A.
12.1	Ratio of Earnings to Fixed Charges.
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ DANIEL E. FREIMAN
Daniel E. Freiman
Vice President and Controller
(on behalf of the registrant and as
chief accounting officer)

Date: August 7, 2006

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.1	Amended and Restated Credit Agreement, dated as of June 27, 2006 by and among Communicaciones Nextel de Mexico, S.A. de C.V., the financial institutions thereto, as lenders, Citibank N.A., Citigroup Global Markets, Inc. and Scotiabank Inverlat, S.A.
12.1	Ratio of Earnings to Fixed Charges.
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.