Form 10-Q
period 2006-09-30
NII HOLDINGS INC
filed 2006-11-06
CIK 1037016

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on November 2, 2006

Common Stock, $0.001 par value per share	154,705,791

NII HOLDINGS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
Unaudited

	September 30,	December 31,
	2006	2005

ASSETS
Current assets
Cash and cash equivalents	$668,255	$877,536
Short-term investments	—	7,371
Accounts receivable, less allowance for doubtful accounts of $13,576 and $11,677	274,381	218,777
Handset and accessory inventory	72,380	54,158
Deferred income taxes, net	60,161	80,132
Prepaid expenses and other	69,103	44,219

Total current assets	1,144,280	1,282,193
Property, plant and equipment, net of accumulated depreciation of $406,710 and $277,059	1,267,349	933,923
Intangible assets, net	81,970	83,642
Deferred income taxes, net	197,898	200,204
Other assets	343,319	121,002

Total assets	$3,034,816	$2,620,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$85,546	$82,250
Accrued expenses and other	355,367	311,758
Deferred revenues	75,731	59,595
Accrued interest	7,432	11,314
Current portion of long-term debt	19,972	24,112

Total current liabilities	544,048	489,029
Long-term debt	1,218,822	1,148,846
Deferred revenues (related party)	36,928	39,309
Other long-term liabilities and deferred credits	141,150	132,379

Total liabilities	1,940,948	1,809,563

Commitments and contingencies (Note 7)
Stockholders’ equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized — 2006 and 2005, no shares issued or outstanding — 2006 and 2005	—	—
Common stock, par value $0.001, 154,674 shares issued and outstanding — 2006, 152,148 shares issued and outstanding — 2005	155	152
Paid-in capital	599,136	508,209
Retained earnings	522,637	336,048
Deferred compensation	—	(7,428)
Accumulated other comprehensive loss	(28,060)	(25,580)

Total stockholders’ equity	1,093,868	811,401

Total liabilities and stockholders’ equity	$3,034,816	$2,620,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)
Unaudited

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Operating revenues
Service and other revenues	$1,630,291	$1,175,826	$590,086	$430,318
Digital handset and accessory revenues	69,995	57,402	25,500	22,047

	1,700,286	1,233,228	615,586	452,365

Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	438,724	332,224	159,562	117,727
Cost of digital handsets and accessories	228,957	178,262	88,801	67,701
Selling, general and administrative	566,196	375,776	209,206	138,787
Depreciation	132,655	85,185	50,771	32,104
Amortization	4,443	4,398	1,631	1,611

	1,370,975	975,845	509,971	357,930

Operating income	329,311	257,383	105,615	94,435

Other income (expense)
Interest expense, net	(66,103)	(46,842)	(23,656)	(20,678)
Interest income	38,997	20,371	13,259	10,258
Foreign currency transaction (losses) gains, net	(801)	2,426	2,682	359
Debt conversion expense	—	(8,930)	—	—
Other expense, net	(7,275)	(7,365)	(1,687)	(3,695)

	(35,182)	(40,340)	(9,402)	(13,756)

Income before income tax provision	294,129	217,043	96,213	80,679
Income tax provision	(107,540)	(91,651)	(30,525)	(30,837)

Net income	$186,589	$125,392	$65,688	$49,842

Net income, per common share, basic	$1.22	$0.87	$0.43	$0.33

Net income, per common share, diluted	$1.08	$0.77	$0.38	$0.30

Weighted average number of common shares outstanding, basic	153,403	144,565	154,524	151,101

Weighted average number of common shares outstanding, diluted	183,839	174,207	184,319	178,413

Comprehensive income, net of income tax
Foreign currency translation adjustment	$(4,193)	$32,457	$23,390	$6,711
Unrealized gains (losses) on derivatives, net	1,713	(2,037)	(1,406)	(468)

Other comprehensive (loss) income	(2,480)	30,420	21,984	6,243
Net income	186,589	125,392	65,688	49,842

Comprehensive income, net of income tax	$184,109	$155,812	$87,672	$56,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2006 and 2005
(in thousands)
Unaudited

						Accumulated
						Other	Total
	Common Stock		Paid-in	Retained	Deferred	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Loss	Equity

Balance, January 1, 2006	152,148	$152	$508,209	$336,048	$(7,428)	$(25,580)	$811,401
Net income	—	—	—	186,589	—	—	186,589
Other comprehensive loss	—	—	—	—	—	(2,480)	(2,480)
Implementation of SFAS 123R	—	—	(7,428)	—	7,428	—	—
Share-based payment expense	—	—	30,375	—	—	—	30,375
Conversion of 3.5% convertible notes to common stock	12	—	160	—	—	—	160
Exercise of stock options	2,514	3	49,251	—	—	—	49,254
Tax benefit on exercise of stock options	—	—	18,569	—	—	—	18,569

Balance, September 30, 2006	154,674	$155	$599,136	$522,637	$—	$(28,060)	$1,093,868

						Accumulated
						Other	Total
	Common Stock		Paid-in	Retained	Deferred	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Loss	Equity

Balance, January 1, 2005	139,662	$140	$316,983	$161,267	$(12,644)	$(43,799)	$421,947
Net income	—	—	—	125,392	—	—	125,392
Other comprehensive income	—	—	—	—	—	30,420	30,420
Reversal of deferred tax asset valuation allowance	—	—	20,637	—	—	—	20,637
Conversion of 3.5% convertible notes to common stock	6,636	7	88,471	—	—	—	88,478
Reversal of deferred financing costs on debt conversion	—	—	(1,974)	—	—	—	(1,974)
Amortization of restricted stock expense	—	—	—	—	4,074	—	4,074
Exercise of stock options	4,934	5	20,970	—	—	—	20,975
Tax benefit on exercise of stock options	—	—	8,520	—	—	—	8,520

Balance, September 30, 2005	151,232	$152	$453,607	$286,659	$(8,570)	$(13,379)	$718,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005
(in thousands)
Unaudited

	2006	2005

Cash flows from operating activities
Net income	$186,589	$125,392
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt financing costs	3,535	2,080
Depreciation and amortization	137,098	89,583
Provision for losses on accounts receivable	21,783	12,461
Provision for losses on inventory	476	501
Foreign currency transaction losses (gains), net	801	(2,426)
Deferred income tax provision	32,788	36,453
Amortization of deferred credit	(5,982)	(915)
Loss on disposal of property, plant and equipment	383	130
Share-based payment expense	30,375	4,074
Excess tax benefit from share-based payment	(17,596)	—
Gain on extinguishment of debt	(386)	—
Losses on derivative instruments	2,262	2,487
Other, net	4,928	2,716
Change in assets and liabilities:
Accounts receivable, gross	(77,451)	(56,801)
Handset and accessory inventory, gross	(18,630)	(15,224)
Prepaid expenses and other	(26,649)	5,485
Other long-term assets	(15,779)	(25,431)
Accounts payable, accrued expenses and other	42,006	12,718
Current deferred revenue	15,309	10,567
Other long-term liabilities	2,328	12,414

Net cash provided by operating activities	318,188	216,264

Cash flows from investing activities
Capital expenditures	(424,085)	(278,104)
Proceeds from maturities of short-term investments	7,371	38,638
Purchases of short-term investments	—	(14,143)
Transfers to restricted cash	(205,295)	—
Proceeds from sale of fixed assets and property insurance claims	878	—
Payments for acquisitions, purchases of licenses and other	(3,197)	(24,016)
Payments related to derivative instruments, net	(99)	(4,947)

Net cash used in investing activities	(624,427)	(282,572)

Cash flows from financing activities
Gross proceeds from issuance of convertible notes	—	350,000
Borrowings under syndicated loan facility	60,885	250,000
Repayments under syndicated loan facility	(9,941)	—
Proceeds from stock option exercises	49,254	20,975
Gross proceeds from towers financing transactions	4,683	1,957
Transfers from restricted cash	—	378
Repayments under software financing	(13,375)	—
Repayments under capital leases, tower financing transactions and other	(3,082)	(2,501)
Payment of debt financing costs	(2,668)	(10,364)
Excess tax benefit from share-based payment	17,596	—

Net cash provided by financing activities	103,352	610,445

Effect of exchange rate changes on cash and cash equivalents	(6,394)	7,970

Net (decrease) increase in cash and cash equivalents	(209,281)	552,107
Cash and cash equivalents, beginning of period	877,536	330,984

Cash and cash equivalents, end of period	$668,255	$883,091

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

You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our 2005 annual report on Form 10-K and our quarterly reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006. You should not expect results of operations of interim periods to be an indication of the results for a full year.

Stock Split.  On October 27, 2005, we announced a 2-for-1 common stock split to be effected in the form of a stock dividend, which was paid on November 21, 2005 to holders of record on November 11, 2005. All share and per share amounts in these condensed consolidated financial statements reflect the common stock split.

Out-of-Period Adjustments.  During the first nine months of 2006, we identified errors in our financial statements for the year ended December 31, 2005. These errors primarily related to the classification of debt between short-term and long-term liabilities, the amortization of leasehold improvements and delays in the transfer of construction-in-progress to depreciable assets in our operating company in Mexico and amortization of certain software costs in our operating company in Argentina. For the nine months ended September 30, 2006, we increased operating income by $0.2 million and decreased net income by $0.2 million, and for the three months ended September 30, 2006, we decreased operating income and net income by $1.1 million and $1.3 million, respectively, related to the correction of these errors. We do not believe that these adjustments are material to the results for the nine- and three-month periods ended September 30, 2006, to any prior periods or to the expected annual 2006 results of operations.

Accumulated Other Comprehensive Loss.  The components of our accumulated other comprehensive loss, net of taxes, are as follows:

	September 30,	December 31,
	2006	2005
	(in thousands)

Cumulative foreign currency translation adjustment	$(24,645)	$(20,452)
Unrealized losses on derivatives	(3,415)	(5,128)

	$(28,060)	$(25,580)

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Cash Flow Information.

	Nine Months Ended
	September 30,
	2006	2005
	(in thousands)

Capital expenditures
Cash paid for capital expenditures, including capitalized interest	$424,085	$278,104
Changes in capital expenditures accrued and unpaid or financed	37,721	39,139

	$461,806	$317,243

Interest costs
Interest expense	$66,103	$46,842
Interest capitalized	10,760	6,760

	$76,863	$53,602

Cash paid for interest, net of amounts capitalized	$49,013	$31,916

Cash paid for income taxes	$64,098	$61,458

For the nine months ended September 30, 2006 and 2005, we had $11.3 million and $8.1 million in non-cash investing and financing activities related to co-location capital lease obligations on our communication towers. As discussed in Note 6, during the nine months ended September 30, 2006, Nextel Brazil and Nextel Argentina financed $4.0 million and $3.0 million, respectively, in software purchased from Motorola, Inc. During the nine months ended September 30, 2005, Nextel Mexico financed $7.7 million in software purchased from Motorola, Inc. and we paid $1.2 million for licenses acquired in Brazil using restricted cash.

Net Income Per Common Share, Basic and Diluted.  Basic net income per common share includes no dilution and is computed by dividing the net income by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution of securities that could participate in our earnings.

As presented for the nine and three months ended September 30, 2006 and 2005, our calculation of diluted net income per share includes common shares resulting from shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans and our restricted stock, as well as common shares resulting from the potential conversion of our 3.5% convertible notes, our 2.875% convertible notes and our 2.75% convertible notes.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our consolidated statements of operations for the nine and three months ended September 30, 2006 and 2005:

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(in thousands, except per share data)

Basic net income per share:
Net income	$186,589	153,403	$1.22	$125,392	144,565	$0.87

Effect of dilutive securities:
Stock options	—	4,477		—	5,728
Restricted stock	—	842		—	582
Convertible notes, net of capitalized interest and taxes	11,389	25,117		7,984	23,332

Diluted net income per share:
Net income	$197,978	183,839	$1.08	$133,376	174,207	$0.77

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(in thousands, except per share data)

Basic net income per share:
Net income	$65,688	154,524	$0.43	$49,842	151,101	$0.33

Effect of dilutive securities:
Stock options	—	3,885		—	5,134
Restricted stock	—	800		—	626
Convertible notes, net of capitalized interest and taxes	4,013	25,110		3,013	21,552

Diluted net income per share:
Net income	$69,701	184,319	$0.38	$52,855	178,413	$0.30

Reclassifications.  We have reclassified certain prior year amounts in our unaudited condensed consolidated financial statements to conform to our current year presentation, including spectrum license fees of $31.1 million and $11.0 million for the nine and three months ended September 30, 2005 that we reclassified from selling, general and administrative expenses to cost of service. For the nine and three months ended September 30, 2006, we recorded $36.5 million and $12.9 million of spectrum fees in cost of service.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 150,” or SFAS 155. SFAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies that certain instruments are not subject to the requirements of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that may contain an embedded derivative requiring bifurcation, clarifies what may be an embedded derivative for certain concentrations of credit risk and amends SFAS 140 to eliminate certain prohibitions related to derivatives on a qualifying special-purpose entity. SFAS 155 is effective for fiscal years beginning after September 15, 2006. We are currently evaluating the impact that SFAS 155 may have on our consolidated financial statements.

In June 2006, the FASB ratified the consensus of the EITF on Issue 05-1, “Accounting for the Conversion of an Instrument That Becomes Convertible upon the Issuer’s Exercise of a Call Option,” or EITF 05-1. EITF 05-1 states that the issuance of equity securities to settle an instrument (pursuant to the instrument’s original conversion terms) that becomes convertible upon the issuer’s exercise of a call option should be accounted for as a conversion as opposed to an extinguishment if, at issuance, the debt instrument contains a substantive conversion feature other than the issuer’s call option. EITF 05-1 is effective for all conversions within its scope occurring in interim or annual periods beginning after June 28, 2006. The future impact of EITF 05-1 on our financial statements will depend on the facts and circumstances specific to a given conversion within the scope of this Issue. However, we do not believe the adoption of EITF 05-1 will have a material impact on our consolidated financial statements.

In June 2006, the FASB ratified the consensus of the Emerging Issues Task Force, or EITF, on Issue 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation),” or EITF 06-3. EITF 06-3 states that a company should disclose its accounting policy (gross or net presentation) regarding presentation of sales and other similar taxes. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. EITF 06-3 is effective for financial reports in interim and annual reporting periods beginning after December 15, 2006. We are currently evaluating the impact that EITF 06-3 may have on our consolidated financial statements. Historically, we reported certain revenue-based taxes imposed on us in Brazil as a reduction of revenue. We viewed them as pass-through costs since they were billed to and collected from customers on behalf of local government agencies. During the fourth quarter of 2005, we increased our operating revenues and general and administrative expenses to gross-up these revenue-based taxes related to the full year 2005 because they are the primary obligation of Nextel Brazil. This presentation is in accordance with EITF 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” During the nine and three months ended September 30, 2006, Nextel Brazil recorded $20.8 million and $7.6 million, respectively, of revenue-based taxes as a component of service and other revenues and a corresponding amount as a component of selling, general and administrative expenses.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement,” or SFAS 157, which provides guidance for using fair value to measure assets and liabilities when required for recognition or disclosure purposes. SFAS 157 is intended to make the measurement of fair value more consistent and comparable and improve

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disclosures about these measures. Specifically, SFAS 157 (1) clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability, (2) establishes a fair value hierarchy that prioritizes the information used to develop those assumptions, (3) clarifies the information required to be used to measure fair value, (4) determines the frequency of fair value measures and (5) requires companies to make expanded disclosures about the methods and assumptions used to measure fair value and the fair value measurement’s effect on earnings. However, SFAS 157 does not expand the use of fair value to any new circumstances or determine when fair value should be used in the financial statements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with some exceptions. SFAS 157 is to be applied prospectively as of the first interim period for the fiscal year in which it is initially adopted, except for a limited form of retrospective application for some specific items. We are currently evaluating the impact that SFAS 157 may have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R,” or SFAS 158. This standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We are currently evaluating the impact that SFAS 158 may have on our consolidated financial statements.

Note 2.	Share-Based Payments

We adopted SFAS No. 123 (Revised 2004), “Share-Based Payment,” or SFAS 123R, effective January 1, 2006. As of September 30, 2006, we had the following share-based compensation plans:

Under our Revised Third Amended Joint Plan of Reorganization, on November 12, 2002, we adopted the 2002 Management Incentive Plan for the benefit of our employees and directors. Although there are 177,565 stock options outstanding under the 2002 Management Incentive Plan as of September 30, 2006, no additional awards will be granted under the Plan. The 2004 Incentive Compensation Plan was adopted in April 2004. The 2004 Incentive Compensation Plan provides us the opportunity to compensate selected employees with stock options, stock appreciation rights (SAR), stock awards, performance share awards, incentive awards and/or stock units. Through September 30, 2006, we have not granted any SARs, performance share awards, incentive awards or stock units. The 2004 Incentive Compensation Plan provides equity and equity-related incentives to directors, officers or key employees of and consultants to our company up to a maximum of 39,600,000 shares of common stock, subject to adjustments. A stock option entitles the optionee to purchase shares of common stock from us at the specified exercise price. A SAR entitles the holder to receive the excess of the fair market value of each share of common stock encompassed by such SARs over the initial value of such share as determined on the date of grant. Stock awards consist of awards of common stock, subject to certain restrictions specified in the 2004 Incentive Compensation Plan. An award of performance shares entitles the participant to receive cash, shares of common stock, stock units or a combination thereof if certain requirements are satisfied. An incentive award is a cash-denominated award that entitles the participant to receive a payment in cash or common stock, stock units, or a combination thereof. Stock units are awards stated with reference to a specified number of shares of common stock that entitle the holder to receive a payment for each stock unit equal to the fair market value of a share of common stock on the date of payment. All grants or awards made under the 2004 Incentive Compensation Plan are governed by written agreements between us and the participants and have a maximum contractual term of ten years. We issue new shares when both stock options and stock awards are exercised.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Generally, our Board of Directors grants stock options and other equity awards to employees on an annual basis to coincide with our Annual Meeting of Shareholders. On April 26, 2006, our Board of Directors granted 2.9 million stock options and 519,000 restricted shares to certain of our employees and directors.

Through December 31, 2005, we accounted for share-based payments using the intrinsic value method under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock Based Compensation,” or SFAS 123. In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the grant date. Additionally, we provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” or SFAS 148, as if the fair value method defined by SFAS 123 had been applied to the share-based payment.

The following table illustrates the effect on net income and net income per common share if we had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, to employee share-based payments in 2005:

	Nine Months	Three Months
	Ended	Ended
	September 30, 2005
	(in thousands, except per
	share data)

Net income, as reported	$125,392	$49,842
Add:
Stock-based employee compensation expense included in reported net income, net of related tax effects	2,493	831
Deduct:
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(10,544)	(4,397)

Pro forma net income	$117,341	$46,276

Net income per common share:
Basic — as reported	$0.87	$0.33

Basic — pro forma	$0.81	$0.31

Diluted — as reported	$0.77	$0.30

Diluted — pro forma	$0.73	$0.28

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R. We used the modified prospective transition method and therefore have not restated our prior periods results. Under this transition method, share-based payment expense for the nine and three months ended September 30, 2006 includes compensation expense for all share-based payment awards granted prior to, but not fully vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Share-based payment expense for all share-based payment awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. We recognize these compensation costs net of a forfeiture rate for only those shares expected to vest on a straight-line basis over the requisite service period of the award. Our stock options generally vest twenty-five percent per year over a four-year period, and our restricted shares generally vest in full on the third and/or fourth anniversaries of the grant. The estimated forfeiture rate for awards granted during the nine months ended September 30, 2006 and 2005 was 3.5% and 1.0%, respectively. We estimated the forfeiture rate based on our historical experience during the preceding three fiscal years. If our actual

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

forfeiture rate is materially different from our estimate, the stock option awards’ compensation expense could be materially different.

For the nine and three months ended September 30, 2006, the impact of adopting SFAS 123R on operating income and income before income taxes was $22.5 million ($17.9 million, after tax) and $9.3 million ($7.9 million, after tax), respectively. We include substantially all share-based payment expense, including restricted stock expense, as a component of selling, general and administrative expenses. The impact of the share-based payment expense reduced our basic earnings per share for the nine and three months ended September 30, 2006 by $0.12 and $0.05 and our diluted earnings per share by $0.04 and $0.02, respectively. In addition, prior to the adoption of SFAS 123R, we presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, we classify tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based awards as financing cash flows. Because we do not view share-based compensation as an important element of operational performance, we recognize share-based payment expense at the corporate level and exclude it when evaluating the business performance of our segments. As of September 30, 2006, there was approximately $101.1 million in unrecognized compensation cost related to non-vested employee stock option awards. We expect this cost to be recognized over a four year period and a weighted average period of approximately 1.88 years.

Stock Option Awards

The following table summarizes stock option activity during the first nine months of 2006 under all plans:

		Weighted
		Average
	Number of	Exercise Price
	Options	per Option

Outstanding, January 1, 2006	11,270,219	$22.70
Granted	3,198,900	59.72
Exercised	(2,514,650)	19.59
Forfeited	(651,952)	32.85

Outstanding, September 30, 2006	11,302,517	33.35

Exercisable, September 30, 2006	1,114,109	20.50

Following is a summary of the status of employee stock options outstanding and exercisable as of September 30, 2006:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted	Weighted
		Average	Average	Aggregate		Average	Average	Aggregate
Exercise Price or		Remaining	Exercise	Intrinsic		Remaining	Exercise	Intrinsic
Range	Shares	Life	Price	Value	Shares	Life	Price	Value

$ 0.41 - 0.42	100,165	6.1 years	$0.42	$6,184,528	100,165	6.1 years	$0.42	$6,184,528
4.31 - 16.76	77,400	7.1 years	12.49	3,844,481	42,400	6.8 years	9.03	2,252,781
17.67 - 25.12	2,759,585	7.6 years	18.99	119,142,279	446,502	7.6 years	18.96	19,289,628
26.20 - 52.97	5,487,667	8.6 years	27.10	192,393,178	525,042	8.6 years	26.57	18,684,487
56.98 - 60.77	2,877,700	9.6 years	60.75	4,055,578	—	—	—	—

	11,302,517	8.6 years		$325,620,044	1,114,109	7.9 years		$46,411,424

The aggregate intrinsic value in the table above of $325.6 million represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the three months ended September 30, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for the nine months ended

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2006 was $99.0 million. The total fair value of options vested was $22.8 million for the nine months ended September 30, 2006. Generally, our stock options are non-transferable, except by will or laws of descent or distribution, and the actual value of the stock options that a recipient may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price.

The weighted average fair value of the stock option awards on their grant dates using the Black-Scholes-Merton option-pricing model was $22.95 for the nine months ended September 30, 2006 and $7.88 for the nine months ended September 30, 2005 based on the following assumptions:

	For the Nine Months Ended September 30,
	2006	2005

Risk free interest rate	4.73% - 5.10%	3.70% - 3.82%
Expected stock price volatility	31.00% - 38.49%	30.50% - 45.00%
Expected term in years	4.00 - 4.43	4.00
Expected dividend yield	0.00%	0.00%

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

The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models such as the Black-Scholes-Merton model require the input of highly subjective assumptions, including the expected stock price volatility. We hired an independent consulting firm with expertise in this area to review our assumptions, methodology and calculations. The assumptions listed above represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. Consequently, there is a risk that our estimates of the fair values of our stock option awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock option awards in the future. Certain stock option awards may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from the stock option awards that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. Additionally, application of alternative assumptions could produce significantly different estimates of the fair value of stock option awards and consequently, the related amounts recognized in the consolidated statements of operations. Currently, there is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates from option-pricing valuation models, such as Black-Scholes-Merton, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of stock option awards is determined in accordance with SFAS 123R and Staff Accounting Bulletin Topic 14 (SAB 107) using the Black-Scholes-Merton option-pricing model, the fair value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. Because stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, we believe that the existing models do not necessarily provide a reliable single measure of the fair value of the stock options.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Awards

A summary of the status of our non-vested restricted stock awards as of January 1, 2006 and changes during the first nine months of 2006 is presented below:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value

Non-vested restricted stock awards as of January 1, 2006	864,000	$19.13
Granted	557,000	59.87
Vested	—	—
Forfeited	(70,000)	39.73

Non-vested restricted stock awards as of September 30, 2006	1,351,000	34.86

If a participant terminates employment prior to the vesting dates, the unvested shares will be forfeited and available for reissuance under the terms of the 2004 Incentive Compensation Plan. The fair value of our restricted stock awards is determined based on the quoted price of our common stock at the grant date. As of September 30, 2006, there was approximately $29.9 million in unrecognized compensation costs related to non-vested restricted stock awards. We expect this cost to be recognized over a weighted average period of approximately 1.71 years.

Note 3.	Recent Transactions

Nextel Argentina.  In July 2006, Nextel Argentina signed an agreement, pending regulatory approval, to purchase all of the stock of Velocom Argentina, S.A., a wireless internet access and data transmission company, for $6.0 million in cash and the assumption of certain liabilities, of which $0.6 million has been paid. As a result of this transaction, Nextel Argentina will acquire 50 MHz of 3.4 GHz spectrum nationwide.

Nextel Mexico.  In September 2006, Nextel Mexico signed an agreement to acquire all of the shares of Cosmofrecuencias, S.A. de C.V. for $200.0 million in cash. On October 25, 2006, Nextel Mexico received the necessary regulatory approvals and released the $200.0 million to complete this acquisition. This acquisition will provide Nextel Mexico with a local concession, which we expect will result in interconnect and operating cost savings, as well as additional revenue generating opportunities in the future. This acquisition will also provide Nextel Mexico with 50MHz of 3.4GHz spectrum nationwide in Mexico. As of September 30, 2006, we classified the $200.0 million in cash restricted for the purchase of Cosmofrecuencias, S.A. de C.V. as a long-term asset in our condensed consolidated balance sheet.

Nextel Peru.  In October 2006, Nextel Peru purchased all of the shares of Millicom Peru, S.A., for a purchase price of $5.0 million. As a result of this transaction, Nextel Peru acquired 50 MHz of 3.4 GHz spectrum in all major provinces, as well as various network assets and equipment. As of September 30, 2006, we classified the $5.0 million in cash restricted for the purchase of Millicom Peru, S.A. as a long-term asset in our condensed consolidated balance sheet.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Supplemental Balance Sheet Information

Prepaid Expenses and Other.

The components are as follows:

	September 30,	December 31,
	2006	2005
	(in thousands)

General prepaid expenses	$14,763	$14,121
Value added tax receivables	10,056	9,951
Commissions	9,026	—
Spectrum fees	6,945	3,721
Insurance claims	3,866	2,851
Advertising	3,704	36
Advances to suppliers	3,381	3,715
Indefeasible rights of use	3,121	443
Local income taxes	3,093	2,731
Due from employees	1,618	1,713
Derivative asset	171	—
Other	9,359	4,937

	$69,103	$44,219

Other Assets.

The components are as follows:

	September 30,	December 31,
	2006	2005
	(in thousands)

Restricted cash	$210,445	$5,150
Value added tax receivables	64,511	55,116
Deferred financing costs	19,872	20,960
Income tax receivable	15,801	16,150
Long-term prepaid expenses	12,885	8,790
Deposits	11,328	9,521
Handsets under operating leases	5,489	4,410
Other	2,988	905

	$343,319	$121,002

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Expenses and Other.

The components are as follows:

	September 30,	December 31,
	2006	2005
	(in thousands)

Capital expenditures	$71,537	$65,018
Payroll related items and commissions	53,833	50,729
Income taxes	50,630	34,312
Network system and information technology	47,958	37,689
Non-income based taxes	29,642	26,133
Customer deposits	28,406	22,164
Tax and non-tax accrued contingencies	23,682	38,028
License fees	8,815	8,566
Marketing	7,002	2,829
Professional fees	5,389	3,457
Inventory	3,742	889
Insurance	3,241	3,301
Other	21,490	18,643

	$355,367	$311,758

Other Long-Term Liabilities and Deferred Credits.

The components are as follows:

	September 30,	December 31,
	2006	2005
	(in thousands)

Tax and non-tax accrued contingencies	$67,414	$59,102
Deferred credit from AOL Mexico acquisition	23,732	30,368
Asset retirement obligations	22,436	14,923
Deferred income tax liability	16,441	17,770
Severance plan liability	7,646	6,901
Derivative liability	1,265	1,174
Other	2,216	2,141

	$141,150	$132,379

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Intangible Assets

Our intangible assets primarily consist of our licenses, customer base and trade name, all of which have finite useful lives, as follows:

	September 30, 2006			December 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)

Amortizable intangible assets:
Licenses	$100,557	$(18,637)	$81,920	$98,009	$(15,205)	$82,804
Customer base	41,888	(41,838)	50	42,727	(41,889)	838
Trade name and other	1,641	(1,641)	—	1,619	(1,619)	—

Total intangible assets	$144,086	$(62,116)	$81,970	$142,355	$(58,713)	$83,642

Based solely on the carrying amount of amortizable intangible assets existing as of September 30, 2006 and current exchange rates, we estimate amortization expense for each of the next five years ending December 31 to be as follows (in thousands):

Estimated
Amortization
Years	Expense

2006	$5,782
2007	5,356
2008	5,356
2009	5,356
2010	5,356

Actual amortization expense to be reported in future periods could differ from these estimates as a result of additional acquisitions of intangibles, as well as changes in exchange rates and other relevant factors. The amounts disclosed in the table above do not reflect the acquisition of licenses through the purchases of Cosmofrecuencias, S.A. de C.V. in Mexico, Millicom Peru, S.A. in Peru or Velocom Argentina, S.A. in Argentina. During the three months ended September 30, 2006 and 2005, we did not acquire, dispose of or write down any intangible assets with indefinite useful lives.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Debt

The components are as follows:

	September 30,	December 31,
	2006	2005
	(in thousands)

3.5% convertible notes due 2033	$91,362	$91,522
2.875% convertible notes due 2034	300,000	300,000
2.75% convertible notes due 2025	350,000	350,000
Mexico syndicated loan facility	301,914	252,654
Tower financing obligations	131,836	127,314
Capital lease obligations	54,481	43,845
Brazil spectrum license financing	9,161	7,583
13.0% senior secured discount notes	40	40

Total debt	1,238,794	1,172,958
Less: current portion	(19,972)	(24,112)

	$1,218,822	$1,148,846

3.5% Convertible Notes.  For the fiscal quarter ended September 30, 2006, the closing sale price of our common stock exceeded 110% of the conversion price of $13.34 per share for at least 20 trading days in the 30 consecutive trading days ending on September 30, 2006. As a result, the conversion contingency was met, and our 3.5% convertible notes are currently convertible into 75.00 shares of our common stock per $1,000 principal amount of notes, or an aggregate of 6,852,150 common shares, at a conversion price of about $13.34 per share.

2.875% Convertible Notes.  For the fiscal quarter ended September 30, 2006, the closing sale price of our common stock exceeded 120% of the conversion price of $26.62 per share for at least 20 trading days in the 30 consecutive trading days ending on September 30, 2006. As a result, the conversion contingency was met and our 2.875% convertible notes are currently convertible into 37.5660 shares of our common stock per $1,000 principal amount of notes, or an aggregate of 11,269,800 common shares, at a conversion price of about $26.62 per share.

2.75% Convertible Notes.  For the fiscal quarter ended September 30, 2006, the closing sale price of our common stock did not exceed 120% of the conversion price of $50.08 per share for at least 20 trading days in the 30 consecutive trading days ending on September 30, 2006. As a result, the conversion contingency was not met, and our 2.75% convertible notes are not convertible.

Refinancing of Mexico Syndicated Loan Facility.  On June 27, 2006, Nextel Mexico entered into an agreement to refinance its syndicated loan. The loan principal was increased from the original $250.0 million to $296.6 million after the refinancing. Under the agreement, the loan was refinanced using the same variable (i.e., LIBOR and TIIE) or fixed rates as the original agreement but with lower spreads for each tranche. Of the total amount of the refinanced loan, $156.6 million is denominated in U.S. dollars, with a floating interest rate based on LIBOR (Tranche A — 6.75% as of September 30, 2006), $57.0 million is denominated in Mexican pesos, with a floating interest rate based on the Mexican reference rate TIIE (Tranche C — 8.48% as of September 30, 2006), and $83.0 million is denominated in Mexican pesos, at an interest rate fixed at the time of funding (Tranche B — 11.36%). For Tranche B and Tranche C, the principal and interest payments will take place on the same dates as previously scheduled under the original agreement. Under the original agreement, principal for Tranche A was also due on the same dates as the principal under Tranches B and C. However, after the refinancing, principal for Tranche A will now be due in a lump sum of $156.6 million in June 2011.

Under EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” or EITF 96-19, an exchange of debt instruments by a debtor and a creditor is deemed to have been accomplished with

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

debt instruments that are substantially different if the present value of cash flows under the terms of the new debt instrument is at least 10% different from the present value of the remaining cash flows under the terms of the original instrument. If the terms of a debt instrument are changed or modified and the cash flow effect on a present value basis is less than 10%, the debt instruments are not considered to be substantially different. We applied the provisions of EITF 96-19 to the Mexico syndicated loan facility refinancing and determined that two of the loans in the syndicate were extinguished because those banks did not participate in the refinancing. As a result, we recorded a $0.3 million loss on extinguishment of debt. However, the remaining loans in the syndicate were not substantially different. If the exchange of the debt instruments is determined to be substantially different, the old debt is considered extinguished and the new debt instrument is recognized initially at its fair value, which is the price used to calculate the gain or loss on extinguishment.

Software Financing.  In 2005, Nextel Mexico financed software from Motorola for $7.7 million. Subsequently, in March 2006, Nextel Brazil financed software from Motorola for $4.0 million. In June 2006, Nextel Argentina financed software from Motorola for $3.0 million. These transactions will enable Nextel Mexico, Nextel Brazil and Nextel Argentina to increase interconnect subscriber capacity without increasing frequencies in their digital mobile networks. Each of these operating companies financed the purchase of this software through facilities in which principal was due in equal quarterly installments over a period of four years. None of these operating companies was charged interest under these facilities, however we imputed interest expense at an annual rate of 12% on the facilities in Brazil and Argentina and at an annual rate of 6% on the facility in Mexico. In September 2006, Nextel Mexico, Nextel Brazil and Nextel Argentina paid off the long-term debt balances related to these software purchases at a discount and recognized a $0.6 million gain on the extinguishment.

Note 7.	Commitments and Contingencies

Motorola Purchase Commitments.

In September 2006, we entered into agreements to extend our relationship with Motorola, Inc. for the supply of iDEN handsets and iDEN network infrastructure through December 31, 2011. Under these agreements, we agreed to annually escalating handset commitments and certain price points for handsets and infrastructure. If we do not meet the handset commitments, we would be required to pay an additional amount based on the shortfall of handsets. In addition, these agreements also include commitments by Motorola to maintain an adequate supply of the iDEN handsets and equipment used in our business for the term of the agreement and to continue to invest in the development of new iDEN devices and infrastructure features.

Telmex Agreement.

Nextel Mexico signed an agreement with Telefonos de Mexico, S.A. de C.V., or Telmex, effective February 14, 2006, that allows Nextel Mexico to interconnect and terminate traffic with Telmex in 27 nationwide cities throughout Mexico using 5 local connections. The agreement covers each individual city for its own term of 15 years from the date service begins in that city for a total cost of $44.5 million, plus any applicable value-added taxes. We are accounting for the Telmex agreement as a service agreement. As a result, we are expensing any payments made under this agreement in the period to which they relate. Nextel Mexico paid a $7.0 million deposit to Telmex on March 31, 2006, of which $2.7 million was recorded as a component of prepaid expenses and other and $3.0 million was recorded as a component of other assets as of September 30, 2006. The difference of $1.3 million between the amount paid and the amounts recorded in our condensed consolidated balance sheet as of September 30, 2006 was expensed as incurred. The agreement specifies the second of three total installment payments in the amount of $18.5 million should be made on March 15, 2007, and the last payment in the amount of $19.0 million should be made on March 15, 2008.

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

As of September 30, 2006 and December 31, 2005, Nextel Brazil had accrued liabilities related to contingencies of $32.3 million and $27.6 million, respectively, all of which were classified in tax and non-tax accrued contingencies reported as a component of other long-term liabilities and deferred credits. Of the total accrued liabilities as of September 30, 2006 and December 31, 2005, Nextel Brazil had $26.0 million and $21.7 million in unasserted claims, respectively. We currently estimate the range of possible losses related to matters for which Nextel Brazil has not accrued liabilities to be between approximately $119.8 million and $123.8 million as of September 30, 2006. We have not accrued liabilities for these matters because they are not deemed probable of loss. We are continuing to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are probable and estimable.

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

In August 2006, Nextel Argentina filed a lawsuit against the city of Buenos Aires to pursue the reimbursement of the $18.8 million paid under protest in April 2006. In September 2006, the city of Buenos Aires started a proceeding to pursue payment of the unpaid penalties mentioned above in the amount of $3.9 million. Based on a legal opinion, Nextel Argentina continues to consider the probability of having to pay penalties, as well as any third party legal fees, to be remote.

Similarly, one of the provincial governments in another one of the markets where we operate also increased their turnover tax rate from 4.55% to 6% of revenues for cellular companies. Consistent with its earlier position, Nextel Argentina continues to pay the turnover tax in this province at the existing rate and accrues a liability for the incremental difference in the rate. As of September 30, 2006 and December 31, 2005, Nextel Argentina accrued $5.0 million and $3.4 million, respectively, for local turnover taxes in this province, which are included as components of accrued expenses and other.

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

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Although the regulations state that this tax would be applicable beginning January 1, 2001, the authorities have not taken the necessary actions to implement this tax, such as creating policies relating to collection or opening accounts into which the funds would be deposited. As of September 30, 2006 and December 31, 2005, the accrual for this liability to the government was $6.6 million and $5.1 million, respectively, which are included as components of accrued expenses and other.

Nextel Argentina billed this tax as Universal Tax on customer invoices during the period from January 2001 to August 2001 for a total amount of $0.2 million. Subsequent to August 2001, Nextel Argentina did not segregate a specific charge or identify any portion of its customer billings as relating specifically to the Universal Tax and, in fact, raised its rates and service fees to customers several times after this period unrelated to the Universal Tax.

As a result of various events and opinion of counsel, during the fourth quarter of 2005, Nextel Argentina accrued for the maximum liability due to customers for amounts billed during all periods ending December 31, 2005, plus interest. Nextel Argentina continued accruing the higher amount during the first quarter of 2006 while maintaining its position that there is no basis for such reimbursement to customers. As of April 1, 2006, Nextel Argentina changed its rate plan structure, which eliminated all other charges and any further contingencies related to this tax.

As required by legislation that was passed in October 2005, in March 2006, Nextel Argentina reimbursed to customers the amounts invoiced during the period from January 2001 to August 2001 for a total amount of $0.2 million, plus interest. In addition, in April 2006, Nextel Argentina filed a judicial claim against the legislation passed in May 2005, which is currently pending. As of September 30, 2006 and December 31, 2005, the accrual for this liability to customers was $6.5 million and $6.4 million, respectively, which are included as components of accrued expenses and other.

As of September 30, 2006 and December 31, 2005, Nextel Argentina had accrued liabilities of $27.6 million and $40.2 million, respectively, related primarily to local turnover taxes and local government claims, all of which were classified in tax and non-tax accrued contingencies reported as components of accrued expenses and other.

Legal Proceedings.

We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

Income Taxes.

We are subject to income taxes in both the United States and the non-U.S. jurisdictions in which we operate. We are under routine examination by the relevant taxing authorities for various tax years. We regularly assess the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. We have established tax liabilities which we believe to be adequate in relation to the potential for additional assessments. Once established, we adjust the liabilities only when there is more information available or when an event occurs necessitating a change to the liabilities. While we believe that the amount of the tax estimates is reasonable, it is possible that the ultimate outcome of current or future examinations may exceed our tax liabilities in amounts that could be material.

Note 8.	Derivative Instruments

Foreign Currency Hedges

In September 2005, Nextel Mexico entered into a derivative agreement to reduce its foreign currency transaction risk associated with a portion of its 2006 U.S. dollar forecasted capital expenditures and handset purchases. This risk is hedged by forecasting Nextel Mexico’s capital expenditures and handset purchases for a

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12-month period that began in January 2006. Under this agreement, Nextel Mexico purchased a U.S. dollar call option for $3.6 million and sold a call option on the Mexican peso for $1.1 million for a net cost of $2.5 million. We recorded the initial net purchase price of the derivative instrument as a non-current asset of $2.5 million in September 2005. As of September 30, 2006, our net purchased option, which is designated as a cash flow hedge, decreased in value by $2.4 million. We recorded this amount to accumulated other comprehensive loss. During the nine and three months ended September 30, 2006, we reclassified $1.1 million and $0.3 million, respectively, from accumulated other comprehensive loss to other expense, net, since the underlying capital expenditures and purchased handsets had impacted earnings. The foreign currency hedge qualifies for cash flow hedge accounting under SFAS 133. As a result, and because the instrument is 100% effective in hedging interest exposure, we record the unrealized gain or loss upon measuring the change in the hedge at its fair value at each balance sheet date as a component of other comprehensive income and either a derivative instrument asset or liability on the balance sheet. We reclassify the amount recorded as a component of other comprehensive income into other expense, net, as the underlying capital expenditures and purchased handsets impact earnings.

In October 2005, Nextel Mexico entered into another derivative agreement to further reduce its foreign currency transaction risk associated with a portion of its 2006 U.S. dollar forecasted capital expenditures and handset purchases. This risk is hedged by forecasting Nextel Mexico’s capital expenditures and handset purchases for a 12-month period that began in January 2006. Under this agreement, Nextel Mexico purchased a U.S. dollar call option for $1.4 million and sold a call option on the Mexican peso for $0.3 million for a net cost of $1.1 million. As of September 30, 2006, our net purchased option, which is designated as a cash flow hedge, decreased in value by $1.0 million. We recorded this amount to accumulated other comprehensive loss. During the nine months ended September 30, 2006, we reclassified $0.1 million from accumulated other comprehensive loss to other expense, net, since the underlying capital expenditures and purchased handsets had impacted earnings. The foreign currency hedge qualifies for cash flow hedge accounting under SFAS 133. As a result, and because the instrument is 100% effective in hedging interest exposure, we record the unrealized gain or loss upon measuring the change in the hedge at its fair value at each balance sheet date as a component of other comprehensive income and either a derivative instrument asset or liability on the balance sheet. We reclassify the amount recorded as a component of other comprehensive income into other expense, net as the underlying capital expenditures and purchased handsets impact earnings.

We view the foreign currency hedges in Mexico as investment transactions as they relate to financial instruments. Therefore, we have classified the cash flows related to the hedges as an investing activity in our condensed consolidated statements of cash flows.

Interest Rate Swap

In July 2005, Nextel Mexico entered into an interest rate swap agreement to hedge the variability of future cash flows associated with the $31.0 million Mexican peso-denominated variable interest rate portion of its $250.0 million syndicated loan facility. Under the interest rate swap, Nextel Mexico agreed to exchange the difference between the variable Mexican reference interest rate, TIIE, and a fixed interest rate, based on a notional amount of $31.4 million. The interest rate swap fixed the amount of interest expense associated with this portion of the syndicated loan facility commencing on August 31, 2005 and will continue over the life of the facility based on a fixed rate of approximately 11.95% per year. The interest rate swap qualifies for cash flow hedge accounting under SFAS 133. As a result, and because the instrument is 100% effective in hedging interest exposure, we record the unrealized gain or loss upon measuring the change in the swap at its fair value at each balance sheet date as a component of accumulated other comprehensive loss and either a derivative instrument asset or liability on the balance sheet. We reclassify the amount recorded as a component of other comprehensive income into other expense, net, as the future interest payments affect earnings.

As discussed in Note 6, in June 2006, Nextel Mexico entered into an agreement to refinance its syndicated loan. Based on Derivatives Implementation Group Issue No. G13, “Cash Flow Hedges: Hedging the Variable

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Payments on a Group of Floating-Rate Interest-Bearing Loans,” the interest rate swap is still effective based on the following: (1) our original hedge documentation referred to hedging Tranche C as a whole, (2) the terms of the debt and swap remained the same, (3) the principal amount of Tranche C after refinancing is greater than the original $31.0 million, and (4) the hedged forecasted transactions in the documented cash flow hedging relationships are probable of occurring. Accordingly, no settlement adjustments from other comprehensive income to the income statement are necessary. As of September 30, 2006, we recognized a cumulative unrealized pre-tax loss of $1.3 million, which represents the current fair value of the interest rate swap in accumulated other comprehensive loss and a corresponding liability on our condensed consolidated balance sheet.

The carrying values of our derivative instruments, which represent fair values, as of September 30, 2006 and December 31, 2005 are as follows:

	2006
	Foreign		Total
	Currency	Interest	September 30,
	Hedge	Rate Swap	2006
	(in thousands)

Purchased call options	$244	$—	$244
Written put options	(73)	—	(73)

Net purchased options	171	—	171
Interest rate swap	—	(1,265)	(1,265)

Net derivative asset (liability)	$171	$(1,265)	$(1,094)

	2005
	Foreign		Total
	Currency	Interest	December 31,
	Hedge	Rate Swap	2005
	(in thousands)

Purchased call options	$2,016	$—	$2,016
Written put options	(2,250)	—	(2,250)

Net purchased options	(234)	—	(234)
Interest rate swap	—	(1,174)	(1,174)

Net derivative liability	$(234)	$(1,174)	$(1,408)

Note 9.	Income Taxes

Deferred Tax Assets.  We assessed the realizability of our deferred tax assets during the first, second and third quarters of 2006, consistent with the methodology we employed for 2005, and determined that the realizability of those deferred assets has not changed. In that assessment, we considered the reversal of existing temporary differences associated with deferred tax assets and liabilities, future taxable income, tax planning strategies and historical and future pre-tax book income (as adjusted for permanent differences between financial and tax accounting items) in order to determine if it is “more likely than not” that the deferred tax asset will be realized. We will continue to evaluate the amount of the necessary valuation allowance for all of our foreign operating companies and our U.S. companies throughout the remainder of 2006.

Pre-Reorganization Tax Benefits.  As of September 30, 2006, we made no change to the deferred tax assets and related valuation allowance in Brazil and Chile that existed as of the date we emerged from reorganization. As of December 31, 2005, there is no longer a deferred tax asset and associated valuation allowance in the U.S. related to pre-reorganization tax benefits.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax Benefits on Exercise of Stock Options.  During the nine months ended September 30, 2006, we realized $18.6 million of tax benefits from excess tax deductions in the U.S. related to a combination of current year stock option exercises and utilization of net operating loss carryovers that resulted from prior year stock option exercises. We recorded this benefit as an increase to paid-in capital in accordance with SFAS 123R. Because the tax benefits realized during the six months ended June 30, 2006 exceeded the tax benefits realized during the nine months ended September 30, 2006, we recorded a $2.1 million decrease to paid-in capital during the three months ended September 30, 2006.

Mexican Taxes.  During 2004, Nextel Mexico amended its Mexican Federal income tax returns in order to reverse a benefit previously claimed for a disputed provision of the Federal income tax law governing deductions and gains from the sale of property. We filed the amended returns in order to avoid potential penalties, and we also filed administrative petitions seeking clarification of our right to the tax benefits claimed on the original income tax returns. The tax authorities constructively denied our administrative petitions in January 2005. In May 2005, we filed an annulment suit challenging the constructive denial. Resolution of the annulment suit is pending. Based on an opinion by our independent legal counsel in Mexico, we believe it is probable that we will recover this amount. As of September 30, 2006 and December 31, 2005, our consolidated balance sheet includes $15.8 million and $16.2 million in income tax receivables, respectively, which are included as components of other non-current assets. The income tax benefit for this item is reflected in our income tax provision for the years ended December 31, 2005, 2004 and 2003.

Note 10.	Segment Reporting

We have determined that our reportable segments are those that are based on our method of internal reporting, which disaggregates our business by geographical location. Our reportable segments are: (1) Mexico, (2) Brazil, (3) Argentina and (4) Peru. The operations of all other businesses that fall below the segment reporting thresholds are included in the “Corporate and other” segment below. This segment includes our Chilean operating companies, our corporate operations in the U.S. and our Cayman entity that issued our senior secured discount notes. We evaluate performance of these segments and provide resources to them primarily based on operating income before depreciation and amortization and impairment, restructuring and other charges, which we refer to as segment earnings. We allocated $51.1 million and $17.0 million in corporate overhead costs to our operating companies during the nine and three months ended September 30, 2006 and $44.7 million and $28.6 million during the nine and three months ended September 30, 2005. Our segment information below does not reflect the allocations of the corporate overhead costs because the amounts of these expenses are not provided to or used by our chief operating decision maker in making operating decisions related to these segments. In addition, because we do not view share-based compensation as an important element of our operational performance, we recognize share-based compensation expense at the corporate level and exclude it when evaluating the business performance of our segments.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated
	(in thousands)

Nine Months Ended September 30, 2006
Operating revenues	$963,968	$383,570	$247,372	$104,055	$1,890	$(569)	$1,700,286

Segment earnings (losses)	$375,717	$76,128	$71,951	$18,489	$(75,876)	$—	$466,409
Depreciation and amortization	(72,352)	(40,671)	(13,203)	(8,421)	(2,746)	295	(137,098)

Operating income (loss)	303,365	35,457	58,748	10,068	(78,622)	295	329,311
Interest expense	(27,421)	(17,857)	(2,118)	(106)	(18,672)	71	(66,103)
Interest income	24,697	2,480	1,765	850	9,276	(71)	38,997
Foreign currency transaction (losses) gains, net	(823)	(338)	394	80	(114)	—	(801)
Other (expense) income, net	(2,116)	(4,567)	319	—	(911)	—	(7,275)

Income (loss) before income tax	$297,702	$15,175	$59,108	$10,892	$(89,043)	$295	$294,129

Capital expenditures	$231,678	$148,173	$42,015	$24,700	$15,240	$—	$461,806

Nine Months Ended September 30, 2005
Operating revenues	$721,504	$230,806	$197,066	$82,986	$1,328	$(462)	$1,233,228

Segment earnings (losses)	$291,734	$27,975	$53,533	$19,236	$(45,512)	$—	$346,966
Depreciation and amortization	(49,086)	(21,133)	(12,258)	(6,234)	(1,167)	295	(89,583)

Operating income (loss)	242,648	6,842	41,275	13,002	(46,679)	295	257,383
Interest expense	(19,780)	(12,388)	(1,976)	(115)	(12,636)	53	(46,842)
Interest income	14,565	1,389	424	552	3,494	(53)	20,371
Foreign currency transaction gains, net	2,121	93	197	8	7	—	2,426
Debt conversion expense	—	—	—	—	(8,930)	—	(8,930)
Other expense, net	(2,387)	(4,500)	(33)	(9)	(436)	—	(7,365)

Income (loss) before income tax	$237,167	$(8,564)	$39,887	$13,438	$(65,180)	$295	$217,043

Capital expenditures	$157,616	$106,301	$41,623	$10,475	$1,228	$—	$317,243

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated
	(in thousands)

Three Months Ended September 30, 2006
Operating revenues	$346,051	$141,833	$89,787	$37,592	$521	$(198)	$615,586

Segment earnings (losses)	$127,037	$30,073	$25,187	$5,893	$(30,173)	$—	$158,017
Depreciation and amortization	(27,533)	(15,144)	(5,708)	(3,078)	(1,037)	98	(52,402)

Operating income (loss)	99,504	14,929	19,479	2,815	(31,210)	98	105,615
Interest expense	(10,542)	(6,248)	(669)	(34)	(6,187)	24	(23,656)
Interest income	8,702	895	651	290	2,745	(24)	13,259
Foreign currency transaction gains (losses), net	2,719	(66)	(11)	30	10	—	2,682
Other income (expense), net	178	(1,831)	90	—	(124)	—	(1,687)

Income (loss) before income tax	$100,561	$7,679	$19,540	$3,101	$(34,766)	$98	$96,213

Capital expenditures	$61,760	$49,790	$9,623	$8,179	$5,582	$—	$134,934

Three Months Ended September 30, 2005
Operating revenues	$264,571	$86,477	$71,846	$29,167	$471	$(167)	$452,365

Segment earnings (losses)	$102,542	$14,273	$19,588	$7,429	$(15,682)	$—	$128,150
Depreciation and amortization	(17,978)	(8,674)	(4,526)	(2,222)	(413)	98	(33,715)

Operating income (loss)	84,564	5,599	15,062	5,207	(16,095)	98	94,435
Interest expense	(9,946)	(5,266)	(774)	(40)	(4,671)	19	(20,678)
Interest income	7,364	498	203	247	1,965	(19)	10,258
Foreign currency transaction gains (losses), net	578	(171)	(20)	(39)	11	—	359
Other expense, net	(1,767)	(1,763)	(27)	(1)	(137)	—	(3,695)

Income (loss) before income tax	$80,793	$(1,103)	$14,444	$5,374	$(18,927)	$98	$80,679

Capital expenditures	$58,032	$45,420	$16,392	$4,077	$830	$—	$124,751

September 30, 2006
Property, plant and equipment, net	$637,904	$373,784	$135,095	$75,543	$45,681	$(658)	$1,267,349

Identifiable assets	$1,763,306	$578,162	$310,921	$161,229	$221,856	$(658)	$3,034,816

December 31, 2005
Property, plant and equipment, net	$486,841	$247,222	$108,238	$59,388	$33,187	$(953)	$933,923

Identifiable assets	$1,459,298	$401,013	$274,397	$148,429	$338,780	$(953)	$2,620,964

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following is a discussion and analysis of:

•	our consolidated financial condition and results of operations for the nine- and three-month periods ended September 30, 2006 and 2005; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.

You should read this discussion in conjunction with our 2005 annual report on Form 10-K and our quarterly reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006, including but not limited to, the discussion regarding our critical accounting policies and estimates, as described below. Historical results may not indicate future performance. See “Forward Looking Statements” for risks and uncertainties that may impact our future performance.

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

We use a transmission technology called integrated digital enhanced network, or iDEN, technology developed by Motorola, Inc. to provide our digital mobile services on 800 MHz spectrum holdings in all of our digital markets. This technology allows us to use our spectrum more efficiently and offer multiple digital wireless services integrated on one digital handset device. Our digital mobile networks support multiple digital wireless services, including:

•	digital mobile telephone service, including advanced calling features such as speakerphone, conference calling, voice-mail, call forwarding and additional line service;

•	Nextel Direct Connect® service, which allows subscribers anywhere on our network to talk to each other instantly, on a “push-to-talk” basis, on a private one-to-one call or on a group call;

•	International Direct Connect® service, in partnership with Sprint Nextel Corporation and TELUS Corporation, which allows subscribers to communicate instantly across national borders with our subscribers in Mexico, Brazil, Argentina and Peru, with Sprint Nextel Corporation subscribers in the United States and with TELUS subscribers in Canada;

•	Internet services, mobile messaging services, e-mail, location-based services via Global Positioning System (GPS) technologies and advanced Javatm enabled business applications, which are marketed as “Nextel Onlinesm” services; and

•	international roaming capabilities, which are marketed as “Nextel Worldwidesm”.

We refer to our operating companies by the countries in which they operate, such as Nextel Mexico, Nextel Brazil, Nextel Argentina, Nextel Peru and Nextel Chile.

The table below provides an overview of our total digital handsets in commercial service in the countries indicated as of September 30, 2006 and 2005. For purposes of the table, digital handsets in commercial service represent all digital handsets in use by our customers on the digital mobile networks in each of the listed countries.

	Total Digital Handsets in
	Commercial Service
	September 30,	September 30,
Country	2006	2005
	(in thousands)

Mexico	1,433	1,027
Brazil	827	580
Argentina	608	465
Peru	320	231

Total	3,188	2,303

Recent Developments

Millicom Spectrum Acquisition.  In October 2006, Nextel Peru purchased all of the shares of Millicom Peru, S.A., for a purchase price of $5.0 million. As a result of this transaction, Nextel Peru acquired 50 MHz of 3.4 GHz spectrum in all major provinces, as well as various network assets and equipment. As of September 30, 2006, we classified the $5.0 million in cash restricted for the purchase of Millicom Peru, S.A. as a long-term asset in our condensed consolidated balance sheet.

Cosmofrecuencias Acquisition.  In September 2006, Nextel Mexico signed an agreement to acquire all of the shares of Cosmofrecuencias, S.A. de C.V. for $200.0 million in cash. On October 25, 2006, Nextel Mexico received the necessary regulatory approvals and released the $200.0 million to complete this acquisition. This acquisition will provide Nextel Mexico with a local concession, which we expect will result in interconnect and operating cost savings, as well as additional revenue generating opportunities in the future. This acquisition will also provide Nextel Mexico with 50MHz of 3.4GHz spectrum nationwide in Mexico. As of September 30, 2006, we classified the $200.0 million in cash restricted for the purchase of Cosmofrecuencias, S.A. de C.V. as a long-term asset in our condensed consolidated balance sheet.

Motorola Purchase Commitments.  In September 2006, we entered into agreements to extend our relationship with Motorola for the supply of iDEN handsets and iDEN network infrastructure through December 31, 2011. Under these agreements, we agreed to annually escalating handset commitments and certain price points for handsets and infrastructure. If we do not meet the handset commitments, we would be required to pay an additional amount based on the shortfall of handsets. In addition, these agreements also include commitments by Motorola to maintain an adequate supply of the iDEN handsets and equipment used in our business for the term of the agreement and to continue to invest in the development of new iDEN devices and infrastructure features.

Velocom Spectrum Acquisition.  In July 2006, Nextel Argentina signed an agreement, pending regulatory approval, to purchase all of the stock of Velocom Argentina, S.A., a wireless internet access and data transmission company, for $6.0 million in cash and the assumption of certain liabilities, of which $0.6 million has been paid. As a result of this transaction, Nextel Argentina will acquire 50 MHz of 3.4 GHz spectrum nationwide.

Refinancing of Mexico Syndicated Loan Facility.  On June 27, 2006, Nextel Mexico entered into an agreement to refinance its syndicated loan. The loan principal was increased from the original $250.0 million to $296.6 million after the refinancing. Under the agreement, the loan was refinanced using the same variable (i.e., LIBOR and TIIE) or fixed rates as the original agreement but with lower spreads for each tranche. Of the total amount of the refinanced loan, $156.6 million is denominated in U.S. dollars, with a floating interest rate based on LIBOR (Tranche A — 6.75% as of September 30, 2006), $57.0 million is denominated in Mexican pesos, with a floating interest rate based on the Mexican reference rate TIIE (Tranche C — 8.48% as of September 30, 2006), and $83.0 million is denominated in Mexican pesos, at an interest rate fixed at the time of funding (Tranche B — 11.36%). For Tranche B and Tranche C, the principal and interest payments will take place on the same dates as previously scheduled under the original agreement. Under the original agreement, principal for Tranche A was also due on the same dates as the principal under Tranches B and C. However, after the refinancing, principal for Tranche A will now be due in a lump sum of $156.6 million in June 2011.

Telmex Agreement.  Nextel Mexico signed an agreement with Telefonos de Mexico, S.A. de C.V., or Telmex, effective February 14, 2006, that allows Nextel Mexico to interconnect and terminate traffic with Telmex in 27 nationwide cities throughout Mexico using 5 local connections. The agreement covers each individual city for its own term of 15 years from the date service begins in that city for a total cost of $44.5 million, plus any applicable value-added taxes. We are accounting for the Telmex agreement as a service agreement. As a result, we are expensing any payments made under this agreement in the period to which they relate. Nextel Mexico paid a $7.0 million deposit to Telmex on March 31, 2006, of which $2.7 million was recorded as a component of prepaid expenses and other and $3.0 million was recorded as a component of other assets as of September 30, 2006. The difference of $1.3 million between the amount paid and the amounts recorded in our condensed consolidated balance sheet as of September 30, 2006 was expensed as incurred. The agreement specifies the second of three total installment payments in the amount of $18.5 million should be made on March 15, 2007, and the last payment in the amount of $19.0 million should be made on March 15, 2008.

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

We believe that, except for the change in our accounting for share-based payment awards with the adoption of Financial Accounting Standards Board Statement No. 123 (Revised 2004), “Share-Based Payment,” or SFAS 123R, there have been no material changes to our critical accounting policies and estimates during the nine and three months ended September 30, 2006 compared to those discussed in our 2005 annual report of Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Share-Based Payments

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, which requires that we expense the cost of stock options and other forms of share-based payments. We used the modified prospective transition method and therefore we have not restated prior periods’ results. In accordance with SFAS 123R:

•	We calculate estimated compensation cost based on the fair value of the stock option awards and restricted stock awards on their grant date;

•	We account for the estimated compensation cost under the modified prospective transition method for all share-based payment awards granted after January 1, 2006 and awards granted prior to January 1, 2006 that had not vested as of January 1, 2006;

•	We recognize share-based payment expense over the requisite service period of the award;

•	We expense share-based payment cost only for those shares expected to vest on a straight-line basis over the expected term of the award, net of an estimated forfeiture rate; and

•	We do not recognize share-based payment cost for awards for which the requisite service is not completed.

For stock option awards under SFAS 123R, we use the Black-Scholes-Merton option-pricing model and management’s assumptions to estimate their fair values. The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option-pricing models such as the Black-Scholes- Merton model require the input of highly subjective assumptions, including the expected term of the share-based payment awards and the stock price volatility. We hired an independent consulting firm with expertise in this area to review our assumptions, methodology and calculations. The assumptions represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. Consequently, there is a risk that our estimates of the fair values of our stock option awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock option awards in the future. Certain stock option awards may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from the stock option awards that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. Additionally, application of alternative assumptions could produce significantly different estimates of the fair value of stock option awards and consequently, the related amounts recognized in the consolidated statements of operations. Currently, there is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates from option-pricing valuation models, such as Black-Scholes-Merton, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of stock option awards is determined in accordance with SFAS 123R and Staff Accounting Bulletin Topic 14 (SAB 107) using the Black-Scholes-Merton option-pricing model, the fair value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. Because stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, we believe that the existing models do not necessarily provide a reliable single measure of the fair value of the stock options. See Note 2 to the condensed consolidated financial statements in this quarterly report on Form 10-Q for a further discussion on share-based payments.

Ratio of Earnings to Fixed Charges

Three Months Ended
September 30,
2006	2005

3.70x	3.86x

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

Reclassifications

We have reclassified certain prior year amounts in our unaudited condensed consolidated financial statements to conform to our current year presentation, including spectrum license fees of $31.1 million and $11.0 million for the nine and three months ended September 30, 2005, respectively, that we reclassified from selling, general and administrative expenses to cost of service. For the nine and three months ended September 30, 2006, we recorded $36.5 million and $12.9 million of spectrum fees in cost of service, respectively.

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

Our service and other revenues and the variable component of our cost of service are primarily driven by the number of digital handsets in service and not necessarily by the number of customers, as one customer may purchase one or many digital handsets. Our digital handset and accessory revenues and cost of digital handset and accessory sales are primarily driven by the number of new handsets placed into service as well as handset upgrades provided to existing customers.

Selling and marketing expenses include all of the expenses related to acquiring customers. General and administrative expenses include expenses related to revenue-based taxes, billing, customer care, collections including bad debt, management information systems and corporate overhead, including share-based payment expense.

a.  Consolidated

		% of		% of
		Consolidated		Consolidated	Change from
	September 30,	Operating	September 30,	Operating	Previous Year
	2006	Revenues	2005	Revenues	Dollars	Percent
	(dollars in thousands)

Nine Months Ended
Operating revenues
Service and other revenues	$1,630,291	96%	$1,175,826	95%	$454,465	39%
Digital handset and accessory revenues	69,995	4%	57,402	5%	12,593	22%

	1,700,286	100%	1,233,228	100%	467,058	38%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(438,724)	(26)%	(332,224)	(27)%	(106,500)	32%
Cost of digital handsets and accessories	(228,957)	(13)%	(178,262)	(15)%	(50,695)	28%
Selling and marketing expenses	(234,466)	(14)%	(163,068)	(13)%	(71,398)	44%
General and administrative expenses	(331,730)	(20)%	(212,708)	(17)%	(119,022)	56%
Depreciation and amortization	(137,098)	(8)%	(89,583)	(7)%	(47,515)	53%

Operating income	329,311	19%	257,383	21%	71,928	28%
Interest expense, net	(66,103)	(4)%	(46,842)	(4)%	(19,261)	41%
Interest income	38,997	2%	20,371	2%	18,626	91%
Foreign currency transaction (losses) gains, net	(801)	—	2,426	—	(3,227)	(133)%
Debt conversion expense	—	—	(8,930)	(1)%	8,930	(100)%
Other expense, net	(7,275)	—	(7,365)	—	90	(1)%

Income before income tax provision	294,129	17%	217,043	18%	77,086	36%
Income tax provision	(107,540)	(6)%	(91,651)	(8)%	(15,889)	17%

Net income	$186,589	11%	$125,392	10%	$61,197	49%

		% of		% of
		Consolidated		Consolidated	Change from
	September 30,	Operating	September 30,	Operating	Previous Year
	2006	Revenues	2005	Revenues	Dollars	Percent
	(dollars in thousands)

Three Months Ended
Operating revenues
Service and other revenues	$590,086	96%	$430,318	95%	$159,768	37%
Digital handset and accessory revenues	25,500	4%	22,047	5%	3,453	16%

	615,586	100%	452,365	100%	163,221	36%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(159,562)	(26)%	(117,727)	(26)%	(41,835)	36%
Cost of digital handsets and accessories	(88,801)	(14)%	(67,701)	(15)%	(21,100)	31%
Selling and marketing expenses	(88,330)	(14)%	(63,896)	(14)%	(24,434)	38%
General and administrative expenses	(120,876)	(20)%	(74,891)	(17)%	(45,985)	61%
Depreciation and amortization	(52,402)	(9)%	(33,715)	(7)%	(18,687)	55%

Operating income	105,615	17%	94,435	21%	11,180	12%
Interest expense, net	(23,656)	(4)%	(20,678)	(4)%	(2,978)	14%
Interest income	13,259	2%	10,258	2%	3,001	29%
Foreign currency transaction gains, net	2,682	1%	359	—	2,323	NM
Other expense, net	(1,687)	—	(3,695)	(1)%	2,008	(54)%

Income before income tax provision	96,213	16%	80,679	18%	15,534	19%
Income tax provision	(30,525)	(5)%	(30,837)	(7)%	312	(1)%

Net income	$65,688	11%	$49,842	11%	$15,846	32%

NM-Not Meaningful

1.	Operating revenues

The $454.5 million, or 39%, and $159.8 million, or 37%, increases in consolidated service and other revenues from the nine and three months ended September 30, 2005 to the same periods in 2006 are primarily a result of the following:

•	37% and 38% increases in the average number of total digital handsets in service;

•	increases in average consolidated revenues per handset; and

•	$27.5 million, or 47%, and $9.6 million, or 44%, increases in consolidated revenues generated from our handset maintenance programs, primarily in Mexico and Brazil.

The $12.6 million, or 22%, and $3.5 million, or 16%, increases in consolidated digital handset and accessory revenues from the nine and three months ended September 30, 2005 to the same periods in 2006 are primarily due to 44% and 38% increases, respectively, in total handset sales to new customers, as well as 16% and 23% increases in total handset upgrades to existing customers.

2.	Cost of revenues

The $106.5 million, or 32%, and $41.8 million, or 36%, increases in consolidated cost of service from the nine and three months ended September 30, 2005 to the same periods in 2006 are principally a result of the following:

•	$55.5 million, or 34%, and $24.0 million, or 41%, increases in consolidated interconnect costs resulting from 44% and 43% increases in consolidated interconnect minutes of use, partially offset by lower costs per minute of use primarily resulting from volume discounts negotiated with various carriers in Mexico;

•	$28.9 million, or 25%, and $10.1 million, or 25%, increases in consolidated direct switch and transmitter and receiver site costs resulting from a 28% increase in the total number of consolidated transmitter and receiver sites in service from September 30, 2005 to September 30, 2006; and

•	$16.6 million, or 37%, and $5.4 million, or 33%, increases in consolidated service and repair costs mainly resulting from increases in subscribers participating under our handset maintenance programs, primarily in Mexico and Brazil.

The $50.7 million, or 28%, and $21.1 million, or 31%, increases in consolidated cost of digital handset and accessory sales from the nine and three months ended September 30, 2005 to the same periods in 2006 are primarily due to 44% and 38% increases in total handset sales to new customers, as well as 16% and 23% increases in total handset upgrades to existing customers.

3.	Selling and marketing expenses

The $71.4 million, or 44%, and $24.4 million, or 38%, increases in consolidated selling and marketing expenses from the nine and three months ended September 30, 2005 to the same periods in 2006 are principally a result of the following:

•	$31.7 million, or 51%, and $8.8 million, or 32%, increases in consolidated indirect commissions resulting from 40% and 32% increases in handset sales across all markets through external sales channels;

•	$25.0 million, or 43%, and $8.8 million, or 41%, increases in consolidated direct commissions and payroll expenses largely due to increases in commissions incurred as a result of 48% increases for both periods in handset sales across all markets by internal sales personnel; and

•	$14.5 million, or 44%, and $6.6 million, or 54%, increases in consolidated advertising expenses, primarily in Mexico and Brazil, mainly related to the launch of new markets in connection with our expansion plan and increased advertising initiatives related to overall subscriber growth.

4.	General and administrative expenses

The $119.0 million, or 56%, and $46.0 million, or 61%, increases in consolidated general and administrative expenses from the nine and three months ended September 30, 2005 to the same periods in 2006 are primarily a result of the following:

•	$34.2 million, or 28%, and $13.3 million, or 30%, increases largely due to higher personnel costs related to increases in headcount and higher facilities-related expenses due to continued subscriber growth and expansion into new markets;

•	$26.1 million, or 48%, and $9.3 million, or 46%, increases in consolidated customer care expenses, mainly payroll and related expenses, resulting from additional customer care personnel necessary to support a larger consolidated customer base;

•	$20.8 million and $8.6 million, respectively, in incremental share-based payment expense in connection with the implementation of SFAS 123R;

•	$20.8 million and $7.6 million in revenue-based taxes in Brazil that we started reporting on a gross basis as both service and other revenues and general and administrative expenses in the fourth quarter of 2005;

•	$9.3 million, or 75%, and $4.0 million, or 133%, increases in consolidated bad debt expense, which increased slightly as a percentage of revenues from 1.01% and 0.67% from the nine and three months ended September 30, 2005 to 1.28% and 1.14% in 2006; and

•	$7.9 million, or 33%, and $3.2 million, or 41%, increases in information technology costs primarily in Mexico and Brazil related to new systems and our growing customer base.

5.	Depreciation and amortization

The $47.5 million, or 53%, and $18.7 million, or 55%, increases in consolidated depreciation and amortization from the nine and three months ended September 30, 2005 to the same periods in 2006 are primarily due to increased depreciation on a larger base of consolidated property, plant and equipment resulting from the continued expansion of our digital mobile networks, mainly in Mexico and Brazil.

6.	Interest expense, net

The $19.3 million, or 41%, increase in consolidated net interest expense from the nine months ended September 30, 2005 to the same period in 2006 is primarily due to the following:

•	the draw-down of Nextel Mexico’s syndicated loan facility in May 2005, which resulted in four months of interest expense for the nine months ended September 30, 2005 compared to nine months of interest expense for the nine months ended September 30, 2006;

•	the issuance of our 2.75% convertible notes in August 2005, which resulted in two months of interest expense for the nine months ended September 30, 2005 compared to nine months of interest expense for the nine months ended September 30, 2006; and

•	an increase in interest incurred on our towers financing transactions and capital lease obligations in Mexico and Brazil.

The $3.0 million, or 14%, increase in consolidated net interest expense from the three months ended September 30, 2005 to the same period in 2006 is primarily due to the following:

•	an increase in interest incurred on our 2.75% convertible notes that we issued in August 2005;

•	an increase in interest incurred on our towers financing transactions and capital lease obligations in Mexico and Brazil; and

•	an increase in interest incurred on Nextel Mexico’s syndicated loan facility due to the increase in the amount borrowed through the refinancing of the facility in June 2006.

7.	Interest income

The $18.6 million, or 91%, and $3.0 million, or 29%, increases in interest income from the nine and three months ended September 30, 2005 to the same periods in 2006 are largely the result of increases in average consolidated cash balances due to the draw-down of Nextel Mexico’s syndicated loan facility in May 2005, cash generated from operations in Mexico and the $350.0 million proceeds received from the issuance of our 2.75% convertible notes in August 2005, as well as an increase in interest rates primarily in the U.S.

8.	Debt conversion expense

Debt conversion expense represents consideration that we paid in connection with the conversion of $88.5 million of our 3.5% convertible notes during the second quarter of 2005.

9.	Foreign currency transaction (losses) gains, net

Foreign currency transaction gains of $2.4 million for the nine months ended September 30, 2005 are primarily related to gains in Mexico due to the impact of an increase in the value of the Mexican peso compared to the U.S. dollar on Nextel Mexico’s U.S. dollar-denominated assets.

Foreign currency transaction gains of $2.7 million for the three months ended September 30, 2006 are primarily related to gains in Mexico due to the impact of an increase in the value of the Mexican peso on Nextel Mexico’s U.S. dollar-denominated liabilities.

10.	Income tax provision

The $15.9 million, or 17%, increase in the income tax provision from the nine months ended September 30, 2005 to the same period in 2006 is primarily due to a $77.1 million, or 36%, increase in income before tax.

Segment Results

We evaluate performance of our segments and provide resources to them primarily based on operating income before depreciation and amortization and impairment, restructuring and other charges, which we refer to as segment earnings. We allocated $51.1 million and $17.0 million in corporate overhead costs to our operating companies during the nine and three months ended September 30, 2006 and $44.7 million and $28.6 million during the nine and three months ended September 30, 2005. Our segment information below does not reflect the allocations of the corporate overhead costs because the amounts of these expenses are not provided to or used by our chief operating decision maker in making operating decisions related to these segments. In addition, because we do not view share-based compensation as an important element of our operational performance, we recognize share-based payment expense at the corporate level and exclude it when evaluating the business performance of our segments. The tables below provide a summary of the components of our consolidated segments for the nine and three months ended September 30, 2006 and 2005. The results of Nextel Chile are included in “Corporate and other.”

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Nine Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
September 30, 2006	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
(dollars in thousands)

Nextel Mexico	$963,968	57%	$(324,136)	49%	$(264,115)	47%	$375,717
Nextel Brazil	383,570	23%	(175,977)	26%	(131,465)	23%	76,128
Nextel Argentina	247,372	14%	(112,604)	17%	(62,817)	11%	71,951
Nextel Peru	104,055	6%	(54,394)	8%	(31,172)	6%	18,489
Corporate and other	1,890	—	(1,139)	—	(76,627)	13%	(75,876)
Intercompany eliminations	(569)	—	569	—	—	—	—

Total consolidated	$1,700,286	100%	$(667,681)	100%	$(566,196)	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Three Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
September 30, 2006	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
	(dollars in thousands)

Nextel Mexico	$346,051	56%	$(122,005)	49%	$(97,009)	46%	$127,037
Nextel Brazil	141,833	23%	(64,244)	26%	(47,516)	23%	30,073
Nextel Argentina	89,787	15%	(41,739)	17%	(22,861)	11%	25,187
Nextel Peru	37,592	6%	(20,178)	8%	(11,521)	6%	5,893
Corporate and other	521	—	(395)	—	(30,299)	14%	(30,173)
Intercompany eliminations	(198)	—	198	—	—	—	—

Total consolidated	$615,586	100%	$(248,363)	100%	$(209,206)	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Nine Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
September 30, 2005	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
	(dollars in thousands)

Nextel Mexico	$721,504	58%	$(246,388)	48%	$(183,382)	49%	$291,734
Nextel Brazil	230,806	19%	(129,817)	25%	(73,014)	19%	27,975
Nextel Argentina	197,066	16%	(94,464)	19%	(49,069)	13%	53,533
Nextel Peru	82,986	7%	(39,099)	8%	(24,651)	7%	19,236
Corporate and other	1,328	—	(1,180)	—	(45,660)	12%	(45,512)
Intercompany eliminations	(462)	—	462	—	—	—	—

Total consolidated	$1,233,228	100%	$(510,466)	100%	$(375,796)	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Three Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
September 30, 2005	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
	(dollars in thousands)

Nextel Mexico	$264,571	59%	$(92,094)	50%	$(69,935)	50%	$102,542
Nextel Brazil	86,477	19%	(45,441)	25%	(26,763)	19%	14,273
Nextel Argentina	71,846	16%	(34,348)	18%	(17,910)	13%	19,588
Nextel Peru	29,167	6%	(13,432)	7%	(8,306)	6%	7,429
Corporate and other	471	—	(280)	—	(15,873)	12%	(15,682)
Intercompany eliminations	(167)	—	167	—	—	—	—

Total consolidated	$452,365	100%	$(185,428)	100%	$(138,787)	100%

A discussion of the results of operations for each of our reportable segments is provided below.

b.  Nextel Mexico

		% of		% of
		Nextel		Nextel
		Mexico’s		Mexico’s	Change from
	September 30,	Operating	September 30,	Operating	Previous Year
	2006	Revenues	2005	Revenues	Dollars	Percent
	(dollars in thousands)

Nine Months Ended
Operating revenues Service and other revenues	$946,500	98%	$703,032	97%	$243,468	35%
Digital handset and accessory revenues	17,468	2%	18,472	3%	(1,004)	(5)%

	963,968	100%	721,504	100%	242,464	34%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(198,714)	(21)%	(153,519)	(21)%	(45,195)	29%
Cost of digital handsets and accessories	(125,422)	(13)%	(92,869)	(13)%	(32,553)	35%

	(324,136)	(34)%	(246,388)	(34)%	(77,748)	32%
Selling and marketing expenses	(146,023)	(15)%	(104,262)	(14)%	(41,761)	40%
General and administrative expenses	(118,092)	(12)%	(79,120)	(11)%	(38,972)	49%

Segment earnings	375,717	39%	291,734	41%	83,983	29%
Depreciation and amortization	(72,352)	(8)%	(49,086)	(7)%	(23,266)	47%

Operating income	303,365	31%	242,648	34%	60,717	25%
Interest expense, net	(27,421)	(3)%	(19,780)	(3)%	(7,641)	39%
Interest income	24,697	3%	14,565	2%	10,132	70%
Foreign currency transaction (losses) gains, net	(823)	—	2,121	—	(2,944)	(139)%
Other expense, net	(2,116)	—	(2,387)	—	271	(11)%

Income before income tax	$297,702	31%	$237,167	33%	$60,535	26%

		% of		% of
		Nextel		Nextel
		Mexico’s		Mexico’s	Change from
	September 30,	Operating	September 30,	Operating	Previous Year
	2006	Revenues	2005	Revenues	Dollars	Percent
	(dollars in thousands)

Three Months Ended
Operating revenues
Service and other revenues	$341,203	99%	$257,138	97%	$84,065	33%
Digital handset and accessory revenues	4,848	1%	7,433	3%	(2,585)	(35)%

	346,051	100%	264,571	100%	81,480	31%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(71,546)	(21)%	(55,395)	(21)%	(16,151)	29%
Cost of digital handsets and accessories	(50,459)	(14)%	(36,699)	(14)%	(13,760)	37%

	(122,005)	(35)%	(92,094)	(35)%	(29,911)	32%
Selling and marketing expenses	(55,143)	(16)%	(41,230)	(15)%	(13,913)	34%
General and administrative expenses	(41,866)	(12)%	(28,705)	(11)%	(13,161)	46%

Segment earnings	127,037	37%	102,542	39%	24,495	24%
Depreciation and amortization	(27,533)	(8)%	(17,978)	(7)%	(9,555)	53%

Operating income	99,504	29%	84,564	32%	14,940	18%
Interest expense, net	(10,542)	(3)%	(9,946)	(4)%	(596)	6%
Interest income	8,702	2%	7,364	3%	1,338	18%
Foreign currency transaction gains, net	2,719	1%	578	—	2,141	370%
Other income (expense), net	178	—	(1,767)	—	1,945	(110)%

Income before income tax	$100,561	29%	$80,793	31%	$19,768	24%

In accordance with accounting principles generally accepted in the United States, we translated Nextel Mexico’s results of operations using the average exchange rates for the nine and three months ended September 30, 2006 and 2005. The average exchange rate of the Mexican peso for the nine months ended September 30, 2006 appreciated against the U.S. dollar by 1% from the nine months ended September 30, 2005. The average exchange rate of the Mexican peso for the three months ended September 30, 2006 depreciated against the U.S. dollar by 2% from the three months ended September 30, 2005. As a result, compared to 2005, the components of Nextel Mexico’s results of operations for the nine months ended September 30, 2006 after translation into U.S. dollars reflect slightly higher increases than would have occurred if it were not for the impact of the appreciation of the peso. Conversely, compared to 2005, the components of Nextel Mexico’s results of operations for the three months ended September 30, 2006 after translation into U.S. dollars reflect slightly lower increases than would have occurred if it were not for the impact of the depreciation of the peso.

1.	Operating revenues

The $243.5 million, or 35%, and $84.1 million, or 33%, increases in service and other revenues from the nine and three months ended September 30, 2005 to the same periods in 2006 are primarily due to the following:

•	37% and 39% increases in the average number of digital handsets in service from the nine and three months ended September 30, 2005 to the same periods in 2006 resulting from growth in Nextel Mexico’s existing markets, as well as the expansion of service coverage into new markets during 2005 and the first nine months of 2006; and

•	$9.0 million, or 36%, and $3.1 million, or 34%, increases in revenues generated from Nextel Mexico’s handset maintenance program from the nine and three months ended September 30, 2005 to the same periods in 2006 due to growth in the number of Nextel Mexico’s customers that are utilizing this program.

The $1.0 million, or 5%, and $2.6 million, or 35%, decreases in digital handset and accessory revenues from the nine and three months ended September 30, 2005 to the same periods in 2006 are the result of recent promotions to new and existing customers that lowered the average revenue earned per handset sale. These decreases were partially offset by 49% and 43% increases in handset sales to new customers.

2.	Cost of revenues

The $45.2 million, or 29%, and $16.2 million, or 29%, increases in cost of service from the nine and three months ended September 30, 2005 to the same periods in 2006 are principally due to the following:

•	$20.5 million, or 29%, and $7.2 million, or 27%, increases in interconnect costs generally resulting from 54% and 52% increases in interconnect minutes of use, partially offset by lower per minute charges achieved through volume discounts negotiated with various carriers;

•	$13.2 million, or 22%, and $5.7 million, or 28%, increases in direct switch and transmitter and receiver site costs, including spectrum license fees, resulting from a 39% increase in the number of transmitter and receiver sites in service from September 30, 2005 to September 30, 2006, partially offset by decreases in operating cost per cell site; and

•	$8.4 million, or 43%, and $2.0 million, or 26%, increases in service and repair costs largely due to increased activity under Nextel Mexico’s handset maintenance program.

The $32.6 million, or 35%, and $13.8 million, or 37%, increases in cost of digital handsets and accessories from the nine and three months ended September 30, 2005 to the same periods in 2006 are primarily due to 49% and 43% increases in handset sales to new customers, respectively, as well as increases in handset upgrades provided to existing customers.

3.	Selling and marketing expenses

The $41.8 million, or 40%, and $13.9 million, or 34%, increases in selling and marketing expenses from the nine and three months ended September 30, 2005 to the same periods in 2006 are primarily a result of the following:

•	$21.8 million, or 47%, and $5.3 million, or 26%, increases in indirect commissions primarily due to 38% and 27% increases in handset sales by Nextel Mexico’s external sales channels, as well as an increase in indirect commissions per handset sale;

•	$10.0 million, or 33%, and $4.1 million, or 38%, increases in direct commissions and payroll expenses principally due to 72% and 87% increases in handset sales by Nextel Mexico’s sales personnel, partially offset by decreases in direct commissions per handset sale; and

•	$9.1 million, or 39%, and $4.1 million, or 48%, increases in advertising costs largely due to the launch of new markets in connection with Nextel Mexico’s expansion plan, the launch of new rate plans and objectives to reinforce market awareness of the Nextel brandname.

4.	General and administrative expenses

The $39.0 million, or 49%, and $13.2 million, or 46%, increases in general and administrative expenses from the nine and three months ended September 30, 2005 to the same periods in 2006 are largely a result of the following:

•	$14.5 million, or 38%, and $4.6 million, or 33%, increases in general corporate costs resulting from increases in payroll and related expenses caused by more general and administrative personnel, higher business insurance expenses and increased facilities costs due to expansion into new markets;

•	$13.5 million, or 52%, and $5.2 million, or 55%, increases in customer care expenses primarily due to increases in payroll and employee related expenses caused by an increase in customer care personnel necessary to support a larger customer base;

•	$7.1 million and $2.2 million, increases in bad debt expense, which increased as a percentage of revenues from 0.58% and 0.53% in 2005 to 1.18% and 1.03% in 2006; and

•	$3.0 million, or 31%, and $0.8 million, or 23%, increases in information technology expenses, primarily related to Nextel Mexico’s growing subscriber base.

5.	Depreciation and amortization

The $23.3 million, or 47%, and $9.6 million, or 53%, increases in depreciation and amortization from the nine and three months ended September 30, 2005 to the same periods in 2006 are primarily due to increased depreciation on Nextel Mexico’s significantly higher property, plant and equipment base primarily as a result of the build-out of Nextel Mexico’s digital mobile network in connection with its expansion plan.

6.	Interest expense, net

The $7.6 million, or 39%, increase in net interest expense from the nine months ended September 30, 2005 to the same period in 2006 is largely a result of the draw-down of Nextel Mexico’s syndicated loan facility in May 2005, which resulted in four months of interest expense for the nine months ended September 30, 2005 compared to nine months of interest expense for the nine months ended September 30, 2006. This increase is also attributable to an increase in interest incurred on Nextel Mexico’s tower financing transactions and capital lease obligations.

7.	Interest income

The $10.1 million, or 70%, and $1.3 million, or 18%, increases in interest income from the nine and three months ended September 30, 2005 to the same periods in 2006 are largely the result of increases in Nextel Mexico’s average cash balances resulting primarily from the draw-down of Nextel Mexico’s syndicated loan facility in May 2005, as well as cash generated from operations.

8.	Foreign currency transaction losses, net

Foreign currency transaction gains of $2.7 million for the three months ended September 30, 2006 and $2.1 million for the nine months ended September 30, 2005 are primarily due to the impact of an increase in the value of the Mexican peso on Nextel Mexico’s U.S. dollar-denominated liabilities.

9.	Other income (expense), net

The change from $1.8 million in other expense, net, for the three months ended September 30, 2005 to $0.2 million in other income, net, for the three months ended September 30, 2006 is a result of decreased losses related to Nextel Mexico’s hedge of capital expenditures and handset purchases that we reclassified from accumulated other comprehensive loss.

c.  Nextel Brazil

		% of		% of
		Nextel		Nextel
		Brazil’s		Brazil’s	Change from
	September 30,	Operating	September 30,	Operating	Previous Year
	2006	Revenues	2005	Revenues	Dollars	Percent
	(dollars in thousands)

Nine Months Ended
Operating revenues
Service and other revenues	$354,863	93%	$211,721	92%	$143,142	68%
Digital handset and accessory revenues	28,707	7%	19,085	8%	9,622	50%

	383,570	100%	230,806	100%	152,764	66%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(122,911)	(32)%	(87,883)	(38)%	(35,028)	40%
Cost of digital handsets and accessories	(53,066)	(14)%	(41,934)	(18)%	(11,132)	27%

	(175,977)	(46)%	(129,817)	(56)%	(46,160)	36%
Selling and marketing expenses	(50,328)	(13)%	(30,763)	(13)%	(19,565)	64%
General and administrative expenses	(81,137)	(21)%	(42,251)	(19)%	(38,886)	92%

Segment earnings	76,128	20%	27,975	12%	48,153	172%
Depreciation and amortization	(40,671)	(11)%	(21,133)	(9)%	(19,538)	92%

Operating income	35,457	9%	6,842	3%	28,615	NM
Interest expense, net	(17,857)	(5)%	(12,388)	(5)%	(5,469)	44%
Interest income	2,480	1%	1,389	—	1,091	79%
Foreign currency transaction (losses) gains, net	(338)	—	93	—	(431)	NM
Other expense, net	(4,567)	(1)%	(4,500)	(2)%	(67)	1%

Income (loss) before income tax	$15,175	4%	$(8,564)	(4)%	$23,739	(277)%

		% of		% of
		Nextel		Nextel
		Brazil’s		Brazil’s	Change from
	September 30,	Operating	September 30,	Operating	Previous Year
	2006	Revenues	2005	Revenues	Dollars	Percent
	(dollars in thousands)

Three Months Ended
Operating revenues
Service and other revenues	$130,526	92%	$78,802	91%	$51,724	66%
Digital handset and accessory revenues	11,307	8%	7,675	9%	3,632	47%

	141,833	100%	86,477	100%	55,356	64%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(45,126)	(32)%	(29,739)	(34)%	(15,387)	52%
Cost of digital handsets and accessories	(19,118)	(13)%	(15,702)	(18)%	(3,416)	22%

	(64,244)	(45)%	(45,441)	(52)%	(18,803)	41%
Selling and marketing expenses	(18,971)	(14)%	(12,921)	(15)%	(6,050)	47%
General and administrative expenses	(28,545)	(20)%	(13,842)	(16)%	(14,703)	106%

Segment earnings	30,073	21%	14,273	17%	15,800	111%
Depreciation and amortization	(15,144)	(11)%	(8,674)	(10)%	(6,470)	75%

Operating income	14,929	10%	5,599	7%	9,330	167%
Interest expense, net	(6,248)	(4)%	(5,266)	(6)%	(982)	19%
Interest income	895	—	498	—	397	80%
Foreign currency transaction losses, net	(66)	—	(171)	—	105	(61)%
Other expense, net	(1,831)	(1)%	(1,763)	(2)%	(68)	4%

Income (loss) before income tax	$7,679	5%	$(1,103)	(1)%	$8,782	NM

NM-Not Meaningful

In accordance with accounting principles generally accepted in the United States of America, we translated Nextel Brazil’s results of operations using the average exchange rate for the nine and three months ended September 30, 2006. The average exchange rates of the Brazilian real for the nine and three months ended September 30, 2006 appreciated against the U.S. dollar by 14% and 8%, respectively, from the nine and three months ended September 30, 2005. As a result, the components of Nextel Brazil’s results of operations for the nine and three months ended September 30, 2006 after translation into U.S. dollars reflect higher increases than would have occurred if it were not for the impact of the appreciation in the average value of the real.

1.	Operating revenues

The $143.1 million, or 68%, and $51.7 million, or 66%, increases in service and other revenues from the nine and three months ended September 30, 2005 to the same periods in 2006 are primarily a result of the following:

•	39% and 42% increases in the average number of digital handsets in service resulting from growth in Nextel Brazil’s existing markets, as well as expansion into new markets;

•	the 14% and 8% appreciation, respectively, of the Brazilian real against the U.S. dollar; and

•	$11.3 million, or 91%, and $4.3 million, or 87%, increases in revenues generated from Nextel Brazil’s handset maintenance program due to growth in the number of customers that are utilizing this program.

The increases in service and other revenues are also due to $20.8 million and $7.6 million in revenue-based taxes in Brazil that we started reporting on a gross basis as both service and other revenues and general and administrative expenses in the fourth quarter of 2005.

The $9.6 million, or 50%, and $3.6 million, or 47%, increases in digital handset and accessory revenues from the nine and three months ended September 30, 2005 to the same periods in 2006 are largely the result of 45% and 35% increases in handset sales to new customers.

2.	Cost of revenues

The $35.0 million, or 40%, and $15.4 million, or 52%, increases in cost of service from the nine and three months ended September 30, 2005 to the same periods in 2006 are primarily due to the following:

•	$16.1 million, or 38%, and $8.8 million, or 66%, increases in interconnect costs resulting from 49% and 50% increases in interconnect minutes of use;

•	$12.5 million, or 38%, and $3.8 million, or 32%, increases in direct switch and transmitter and receiver site costs, including spectrum license fees, resulting from a 25% increase in the number of transmitter and receiver sites in service from September 30, 2005 to September 30, 2006; and

•	$3.9 million, or 44%, and $1.8 million, or 66%, increases in service and repair costs largely due to increased activity under Nextel Brazil’s handset maintenance program.

The increase in interconnect costs for the nine months was reduced due to new interconnect regulations that became effective in May 2005. The increases in cost of service for both periods were also attributable to the 14% and 8% appreciation of the Brazilian real against the U.S. dollar.

The $11.1 million, or 27%, and $3.4 million, or 22%, increases in cost of digital handset and accessory sales from the nine and three months ended September 30, 2005 to the same periods in 2006 are primarily due to 45% and 35% increases in handset sales and a change in the mix of handsets sold, which included a higher proportion of expensive models during the nine and three months ended September 30, 2005 compared to the same periods in 2006.

3.	Selling and marketing expenses

The $19.6 million, or 64%, and $6.1 million, or 47%, increases in selling and marketing expenses from the nine and three months ended September 30, 2005 to the same periods in 2006 are principally due to the following:

•	$9.8 million, or 68%, and $2.4 million, or 38%, increases in payroll and direct commissions largely as a result of 45% and 36% increases in handset sales by Nextel Brazil’s sales force;

•	$5.7 million, or 79%, and $1.7 million, or 55%, increases in indirect commissions resulting from 46% and 33% increases in handset sales through Nextel Brazil’s external sales channels, as well as increases in indirect commissions earned per handset sale resulting from premiums paid on sales exceeding pre-established thresholds; and

•	$4.9 million, or 80%, and $2.2 million, or 90%, increases in advertising expenses due to the implementation of more advertising campaigns during the first nine months of 2006 primarily as a result of increased initiatives related to overall subscriber growth and the launch of new markets in connection with Nextel Brazil’s expansion plan.

All of these increases also resulted from the 14% and 8% appreciation for the nine and three months ended September 30, 2006 and 2005, respectively, of the Brazilian real against the U.S. dollar.

4.	General and administrative expenses

The $38.9 million, or 92%, and $14.7 million, or 106%, increases in general and administrative expenses from the nine and three months ended September 30, 2005 to the same periods in 2006 are primarily a result of the following:

•	$20.8 million and $7.6 million in revenue-based taxes in Brazil that we started reporting on a gross basis as both service and other revenues and general and administrative expenses in the fourth quarter of 2005;

•	$8.5 million, or 55%, and $2.5 million, or 41%, increases in customer care expenses resulting from increases in payroll and related expenses due to more customer care personnel necessary to support a larger customer base, as well as an increase in the number of retail stores;

•	$5.3 million, or 33%, and $2.0 million, or 37%, increases in general corporate costs; and

•	$2.6 million, or 63%, and $1.3 million, or 106%, increases in information technology expenses related to the expansion of Nextel Brazil’s network, its growing subscriber base and the implementation of new systems in Brazil.

All of these increases also resulted from the 14% and 8% appreciation, respectively, of the Brazilian real against the U.S. dollar.

5.	Depreciation and amortization

The $19.5 million, or 92%, and $6.5 million, or 75%, increases in depreciation and amortization from the nine and three months ended September 30, 2005 to the same periods in 2006 are primarily due to increased depreciation on Nextel Brazil’s significantly higher property, plant and equipment base primarily as a result of the build-out of Nextel Brazil’s digital mobile network, as well as the 14% and 8% appreciation, respectively, of the Brazilian real against the U.S. dollar.

6.	Interest expense, net

The $5.5 million, or 44%, and $1.0 million, or 19%, increases in net interest expense from the nine and three months ended September 30, 2005 to the same periods in 2006 are primarily the result of increased interest incurred on Nextel Brazil’s tower financing and capital lease obligations, as well as the 14% and 8% appreciation, respectively, of the Brazilian real against the U.S. dollar.

d.  Nextel Argentina

		% of		% of
		Nextel		Nextel
		Argentina’s		Argentina’s	Change from
	September 30,	Operating	September 30,	Operating	Previous Year
	2006	Revenues	2005	Revenues	Dollars	Percent
	(dollars in thousands)

Nine Months Ended
Operating revenues
Service and other revenues	$229,629	93%	$181,196	92%	$48,433	27%
Digital handset and accessory revenues	17,743	7%	15,870	8%	1,873	12%

	247,372	100%	197,066	100%	50,306	26%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(80,150)	(33)%	(64,305)	(33)%	(15,845)	25%
Cost of digital handsets and accessories	(32,454)	(13)%	(30,159)	(15)%	(2,295)	8%

	(112,604)	(46)%	(94,464)	(48)%	(18,140)	19%
Selling and marketing expenses	(19,988)	(8)%	(15,239)	(8)%	(4,749)	31%
General and administrative expenses	(42,829)	(17)%	(33,830)	(17)%	(8,999)	27%

Segment earnings	71,951	29%	53,533	27%	18,418	34%
Depreciation and amortization	(13,203)	(5)%	(12,258)	(6)%	(945)	8%

Operating income	58,748	24%	41,275	21%	17,473	42%
Interest expense, net	(2,118)	(1)%	(1,976)	(1)%	(142)	7%
Interest income	1,765	1%	424	—	1,341	316%
Foreign currency transaction gains, net	394	—	197	—	197	100%
Other income (expense), net	319	—	(33)	—	352	NM

Income before income tax	$59,108	24%	$39,887	20%	$19,221	48%

		% of		% of
		Nextel		Nextel
		Argentina’s		Argentina’s	Change from
	September 30,	Operating	September 30,	Operating	Previous Year
	2006	Revenues	2005	Revenues	Dollars	Percent
	(dollars in thousands)

Three Months Ended
Operating revenues
Service and other revenues	$82,685	92%	$66,446	92%	$16,239	24%
Digital handset and accessory revenues	7,102	8%	5,400	8%	1,702	32%

	89,787	100%	71,846	100%	17,941	25%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(28,520)	(32)%	(23,605)	(33)%	(4,915)	21%
Cost of digital handsets and accessories	(13,219)	(15)%	(10,743)	(15)%	(2,476)	23%

	(41,739)	(47)%	(34,348)	(48)%	(7,391)	22%
Selling and marketing expenses	(7,173)	(8)%	(5,503)	(8)%	(1,670)	30%
General and administrative expenses	(15,688)	(17)%	(12,407)	(17)%	(3,281)	26%

Segment earnings	25,187	28%	19,588	27%	5,599	29%
Depreciation and amortization	(5,708)	(6)%	(4,526)	(6)%	(1,182)	26%

Operating income	19,479	22%	15,062	21%	4,417	29%
Interest expense, net	(669)	(1)%	(774)	(1)%	105	(14)%
Interest income	651	1%	203	—	448	221%
Foreign currency transaction losses, net	(11)	—	(20)	—	9	(45)%
Other income (expense), net	90	—	(27)	—	117	NM

Income before income tax	$19,540	22%	$14,444	20%	$5,096	35%

NM-Not Meaningful

In accordance with accounting principles generally accepted in the United States, we translated Nextel Argentina’s results of operations using the average exchange rates for the nine and three months ended September 30, 2006 and 2005. The average exchange rates of the Argentine peso for the nine and three months ended September 30, 2006 depreciated against the U.S. dollar by 6% from the same periods in 2005. As a result, the components of Nextel Argentina’s results of operations for the nine and three months ended September 30, 2006 after translation into U.S. dollars reflect lower increases than would have occurred if it were not for the impact of the depreciation in the average value of the peso.

1.	Operating revenues

The $48.4 million, or 27%, and $16.2 million, or 24%, increases in service and other revenues from the nine and three months ended September 30, 2005 to the same periods in 2006 are primarily a result of the following:

•	32% and 31% increases in the average number of digital handsets in service, resulting primarily from growth in Nextel Argentina’s existing markets; and

•	$6.3 million, or 38%, and $1.9 million, or 30%, increases in revenues generated from Nextel Argentina’s handset maintenance program due to growth in the number of Nextel Argentina’s customers that are utilizing this program.

The $1.9 million, or 12%, and $1.7 million, or 32%, increases in digital handset and accessory revenues from the nine and three months ended September 30, 2005 to the same periods in 2006 are primarily the result of 28% and 29% increases in handset sales, as well as increases in handset upgrades provided to existing customers.

2.	Cost of revenues

The $15.8 million, or 25%, and $4.9 million, or 21%, increases in cost of service from the nine and three months ended September 30, 2005 to the same periods in 2006 are principally a result of the following:

•	$9.5 million, or 27%, and $3.3 million, or 25%, increases in interconnect costs largely as a result of 21% and 19% increases in interconnect minutes of use;

•	$3.5 million, or 27%, and $1.0 million, or 22%, increases in service and repair costs largely due to increased activity under Nextel Argentina’s handset maintenance program; and

•	$2.6 million, or 17%, and $0.4 million, or 7%, increases in direct switch and transmitter and receiver site costs, including spectrum license fees, due to a 12% increase in the number of transmitter and receiver sites in service from September 30, 2005 to September 30, 2006, as well as an increase in new claims from municipalities.

The $2.3 million, or 8%, and $2.5 million, or 23%, increases in cost of digital handsets and accessories are primarily the result of 28% and 29% increases in handset sales, increases in handset upgrades provided to existing customers and a change in the mix of handsets sold, which included a higher proportion of expensive models during the nine and three months ended September 30, 2005 compared to the same periods in 2006.

3.	Selling and marketing expenses

The $4.7 million, or 31%, and $1.7 million, or 30%, increases in selling and marketing expenses from the nine and three months ended September 30, 2005 to the same periods in 2006 are largely a result of the following:

•	$2.5 million, or 41%, and $0.8 million, or 36%, increases in indirect commissions primarily due to 36% and 40% increases in handset sales obtained through Nextel Argentina’s external sales channels; and

•	$1.4 million, or 23%, and $0.7 million, or 33%, increases in other sales costs largely due to increases in direct commissions resulting from 18% and 16% increases in handset sales obtained through direct channels.

4.	General and administrative expenses

The $9.0 million, or 27%, and $3.3 million, or 26%, increases in general and administrative expenses from the nine and three months ended September 30, 2005 to the same periods in 2006 are largely a result of the following:

•	$5.3 million, or 24%, and $1.6 million, or 20%, increases in general corporate costs resulting from certain revenue-based taxes, increases in payroll and related expenses caused by increases in general and administrative personnel and increases in legal fees mainly related to the ongoing turnover tax dispute;

•	$2.4 million, or 36%, and $0.9 million, or 36%, increases in customer care expenses, mainly payroll and related expenses resulting from additional customer care personnel needed to support a growing customer base; and

•	$1.1 million, or 27%, and $0.3 million, or 23%, increases in information technology expenses related to Nextel Argentina’s growing subscriber base.

5.	Depreciation and amortization

The $0.9 million, or 8%, increase in depreciation and amortization from the nine months ended September 30, 2005 to the same period in 2006 is primarily due to increased depreciation resulting from an increase in Nextel Argentina’s property, plant and equipment base, partially offset by a decrease in depreciation due to the software useful life depreciation error correction discussed in Note 1 to the condensed consolidated financial statements.

The $1.2 million, or 26%, increase in depreciation and amortization from the three months ended September 30, 2005 to the same period in 2006 is primarily due to increased depreciation resulting from an increase in Nextel Argentina’s property, plant and equipment base.

6.	Interest income

The $1.3 million, or 316%, increase in interest income from the nine months ended September 30, 2005 to the nine months ended September 30, 2006 is primarily the result of an increase in Nextel Argentina’s average cash balances, as well as higher interest rates.

e.  Nextel Peru

		% of		% of
		Nextel		Nextel
		Peru’s		Peru’s	Change from
	September 30,	Operating	September 30,	Operating	Previous Year
	2006	Revenues	2005	Revenues	Dollars	Percent
	(dollars in thousands)

Nine Months Ended
Operating revenues
Service and other revenues	$97,978	94%	$79,011	95%	$18,967	24%
Digital handset and accessory revenues	6,077	6%	3,975	5%	2,102	53%

	104,055	100%	82,986	100%	21,069	25%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(36,382)	(35)%	(25,799)	(31)%	(10,583)	41%
Cost of digital handsets and accessories	(18,012)	(17)%	(13,300)	(16)%	(4,712)	35%

	(54,394)	(52)%	(39,099)	(47)%	(15,295)	39%
Selling and marketing expenses	(12,788)	(12)%	(9,310)	(11)%	(3,478)	37%
General and administrative expenses	(18,384)	(18)%	(15,341)	(19)%	(3,043)	20%

Segment earnings	18,489	18%	19,236	23%	(747)	(4)%
Depreciation and amortization	(8,421)	(8)%	(6,234)	(8)%	(2,187)	35%

Operating income	10,068	10%	13,002	15%	(2,934)	(23)%
Interest expense, net	(106)	—	(115)	—	9	(8)%
Interest income	850	1%	552	1%	298	54%
Foreign currency transaction gains, net	80	—	8	—	72	NM
Other expense, net	—	—	(9)	—	9	(100)%

Income before income tax	$10,892	11%	$13,438	16%	$(2,546)	(19)%

		% of		% of
		Nextel		Nextel
		Peru’s		Peru’s	Change from
	September 30,	Operating	September 30,	Operating	Previous Year
	2006	Revenues	2005	Revenues	Dollars	Percent
	(dollars in thousands)

Three Months Ended
Operating revenues
Service and other revenues	$35,349	94%	$27,628	95%	$7,721	28%
Digital handset and accessory revenues	2,243	6%	1,539	5%	704	46%

	37,592	100%	29,167	100%	8,425	29%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(14,176)	(38)%	(8,875)	(30)%	(5,301)	60%
Cost of digital handsets and accessories	(6,002)	(16)%	(4,557)	(16)%	(1,445)	32%

	(20,178)	(54)%	(13,432)	(46)%	(6,746)	50%
Selling and marketing expenses	(4,944)	(13)%	(3,091)	(11)%	(1,853)	60%
General and administrative expenses	(6,577)	(18)%	(5,215)	(18)%	(1,362)	26%

Segment earnings	5,893	15%	7,429	25%	(1,536)	(21)%
Depreciation and amortization	(3,078)	(8)%	(2,222)	(7)%	(856)	39%

Operating income	2,815	7%	5,207	18%	(2,392)	(46)%
Interest expense, net	(34)	—	(40)	—	6	(15)%
Interest income	290	1%	247	—	43	17%
Foreign currency transaction gains (losses), net	30	—	(39)	—	69	(177)%
Other expense, net	—	—	(1)	—	1	(100)%

Income before income tax	$3,101	8%	$5,374	18%	$(2,273)	(42)%

NM-Not Meaningful

The U.S. dollar is the functional currency in Peru. As a result, Nextel Peru’s results of operations are not significantly impacted by the changes in the U.S. dollar to Peruvian sol exchange rate.

1.	Operating revenues

The $19.0 million, or 24%, and $7.7 million, or 28%, increases in service and other revenues from the nine and three months ended September 30, 2005 to the same periods in 2006 are primarily due to 37% and 38% increases in the average number of digital handsets in service, partially offset by decreases in average revenue per handset mainly resulting from lower rate plans implemented in response to increased competition.

The $2.1 million, or 53%, and $0.7 million, or 46%, increases in digital handset and accessory revenues from the nine and three months ended September 30, 2005 to the same periods in 2006, are primarily the result of 45% and 42% increases in handset sales mainly as a result of a stronger local economy as well as Nextel Peru’s strategy of increasing penetration in small to mid-size accounts.

2.	Cost of revenues

The $10.6 million, or 41%, and $5.3 million, or 60%, increases in cost of service from the nine and three months ended September 30, 2005 to the same periods in 2006 are largely a result of $8.9 million, or 63%, and $4.2 million, or 79%, increases in interconnect costs due to 66% and 55% increases in interconnect minutes of use, partially offset by decreases in per minute costs due to new interconnect regulations that became effective in January 2006. The increase in interconnect costs for the three months ended September 30, 2006 was impacted by Nextel Peru’s call profile, which now includes more mobile-to-mobile calls.

The $4.7 million, or 35%, and $1.4 million, or 32%, increases in cost of digital handsets and accessories from the nine and three months ended September 30, 2005 to the same periods in 2006 are largely a result of 45% and 42% increases in handset sales.

3.	Selling and marketing expenses

The $3.5 million, or 37%, and $1.9 million, or 60%, increases in selling and marketing expenses from the nine and three months ended September 30, 2005 to the same periods in 2006 are primarily due to the following:

•	$1.8 million, or 75%, and $0.9 million, or 93%, increases in indirect commissions resulting from 46% and 49% increases in handset sales through Nextel Peru’s external sales channels; and

•	$1.7 million, or 37%, and $0.7 million, or 43%, increases in direct commissions and payroll expenses principally due to 43% and 36% increases in handset sales by Nextel Peru’s sales personnel.

4.	General and administrative expenses

The $3.0 million, or 20%, and $1.4 million, or 26%, increases in general and administrative expenses from the nine and three months ended September 30, 2005 to the same periods in 2006 are primarily due to the following:

•	$1.5 million, or 26%, and $0.6 million, or 29%, increases in customer care expenses, mainly payroll and related expenses resulting from additional customer care and billing operations personnel needed to support a growing customer base; and

•	$0.8 million, or 14%, and $0.5 million, or 24%, increases in general corporate costs due to increases in general and administrative personnel and various taxes paid to regulatory agencies.

5.	Depreciation and amortization

The $2.2 million, or 35%, and $0.9 million, or 39%, increases in depreciation and amortization from the nine and three months ended September 30, 2005 to the same periods in 2006 are primarily due to increased depreciation resulting from an increase in Nextel Peru’s property, plant and equipment base.

f.  Corporate and other

		% of		% of
		Corporate		Corporate
		and other		and other	Change from
	September 30,	Operating	September 30,	Operating	Previous Year
	2006	Revenues	2005	Revenues	Dollars	Percent
	(dollars in thousands)

Nine Months Ended
Operating revenues
Service and other revenues	$1,890	100%	$1,328	100%	$562	42%
Digital handset and accessory revenues	—	—	—	—	—	—

	1,890	100%	1,328	100%	562	42%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(1,136)	(60)%	(1,180)	(89)%	44	(4)%
Cost of digital handsets and accessories	(3)	—	—	—	(3)	NM

	(1,139)	(60)%	(1,180)	(89)%	41	(3)%
Selling and marketing expenses	(5,339)	(282)%	(3,494)	(263)%	(1,845)	53%
General and administrative expenses	(71,288)	NM	(42,166)	NM	(29,122)	69%

Segment losses	(75,876)	NM	(45,512)	NM	(30,364)	67%
Depreciation and amortization	(2,746)	(145)%	(1,167)	(88)%	(1,579)	135%

Operating loss	(78,622)	NM	(46,679)	NM	(31,943)	68%
Interest expense, net	(18,672)	NM	(12,636)	NM	(6,036)	48%
Interest income	9,276	491%	3,494	263%	5,782	165%
Foreign currency transaction (losses) gains, net	(114)	(6)%	7	—	(121)	NM
Debt conversion expense	—	—	(8,930)	NM	8,930	(100)%
Other expense, net	(911)	(48)%	(436)	(33)%	(475)	109%

Loss before income tax	$(89,043)	NM	$(65,180)	NM	$(23,863)	37%

		% of		% of
		Corporate		Corporate
		and other		and other	Change from
	September 30,	Operating	September 30,	Operating	Previous Year
	2006	Revenues	2005	Revenues	Dollars	Percent
	(dollars in thousands)

Three Months Ended
Operating revenues
Service and other revenues	$521	100%	$471	100%	$50	11%
Digital handset and accessory revenues	—	—	—	—	—	—

	521	100%	471	100%	50	11%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(392)	(75)%	(280)	(59)%	(112)	40%
Cost of digital handsets and accessories	(3)	(1)%	—	—	(3)	NM

	(395)	(76)%	(280)	(59)%	(115)	41%
Selling and marketing expenses	(2,099)	(403)%	(1,151)	(244)%	(948)	82%
General and administrative expenses	(28,200)	NM	(14,722)	NM	(13,478)	92%

Segment losses	(30,173)	NM	(15,682)	NM	(14,491)	92%
Depreciation and amortization	(1,037)	(199)%	(413)	(88)%	(624)	151%

Operating loss	(31,210)	NM	(16,095)	NM	(15,115)	94%
Interest expense, net	(6,187)	NM	(4,671)	NM	(1,516)	32%
Interest income	2,745	NM	1,965	417%	780	40%
Foreign currency transaction gains, net	10	2%	11	2%	(1)	(9)%
Other expense, net	(124)	(24)%	(137)	(29)%	13	(9)%

Loss before income tax	$(34,766)	NM	$(18,927)	NM	$(15,839)	84%

NM-Not Meaningful

Corporate and other operating revenues and cost of revenues primarily represent the results of analog operations reported by Nextel Chile. Operating revenues and cost of revenues did not significantly change from the nine and three months ended September 30, 2005 to the same periods in 2006 because Nextel Chile’s subscriber base remained stable.

1.	General and administrative expenses

The $29.1 million, or 69%, and $13.5 million, or 92%, increases in general and administrative expenses from the nine and three months ended September 30, 2005 to the same periods in 2006 are primarily due to $20.8 million and $8.6 million in incremental share-based payment expense recorded in connection with the implementation of SFAS 123R, increases in corporate payroll and related expenses and increases in outside service costs, specifically for consulting activities.

2.	Interest expense, net

The $6.0 million, or 48%, and $1.5 million, or 32%, increases in net interest expense from the nine and three months ended September 30, 2005 to the same periods in 2006 are substantially the result of interest related to our 2.75% convertible notes that we issued in August 2005, which resulted in slightly more than one month of interest expense for both the nine and three months ended September 30, 2005 compared to nine and three months of interest expense for the same periods in 2006.

3.	Interest income

The $5.8 million, or 165%, and $0.8 million, or 40%, increases in interest income from the nine and three months ended September 30, 2005 to the same periods in 2006 are primarily due to higher cash balances at the corporate level resulting from the $350.0 million proceeds received from the issuance of our 2.75% convertible notes, as well as higher interest rates in the U.S.

4.	Debt conversion expense

Debt conversion expense represents an inducement that we paid in connection with the conversion of $88.5 million of our 3.5% convertible notes that occurred during the second quarter in 2005.

Liquidity and Capital Resources

We had a working capital surplus of $600.2 million as of September 30, 2006, a $192.9 million decrease compared to December 31, 2005. The decrease in our working capital, which is defined as total current assets less total current liabilities, is primarily due to the transfer of $200.0 million to long-term restricted cash in connection with Nextel Mexico’s acquisition of Cosmofrecuencias, S.A. de C.V.

We recognized net income of $186.6 million for the nine months ended September 30, 2006 and $125.4 million for the nine months ended September 30, 2005. During the first nine months of 2006, our operating revenues more than offset our operating expenses, excluding depreciation and amortization, and cash capital expenditures. However, we cannot be sure that this trend will continue in the future as we intend to continue the current expansion of our digital mobile networks, primarily in Mexico and Brazil. We anticipate that 2006 will be our peak year for cash capital expenditures related to iDEN technology investments, excluding future capital expenditures in Chile, for the foreseeable future. See “Future Capital Needs and Resources” for a discussion of our future outlook and anticipated sources and uses of funds for the remainder of 2006.

Cash Flows.  Our operating activities provided us with $318.2 million of net cash during the nine months ended September 30, 2006 and $216.3 million of net cash during the nine months ended September 30, 2005. The $101.9 million increase in generation of cash is primarily due to higher operating income resulting from our profitable growth strategy.

We used $624.4 million of net cash in our investing activities during the nine months ended September 30, 2006 compared to $282.6 million during the nine months ended September 30, 2005. The $341.8 million increase in cash used in our investing activities is primarily due to the following:

•	$200.0 million transferred to restricted cash related to the acquisition of Cosmofrecuencias, S.A. de C.V. in Mexico;

•	a $146.0 million increase in cash capital expenditures during the first nine months of 2006 compared to the same period in 2005 related to the accelerated build out of our digital mobile networks in Mexico and Brazil; and

•	$38.6 million in proceeds from the maturity of short-term investments that we received during the first nine months of 2005.

These increases were partially offset by $24.0 million in payments for acquisitions and purchases of licenses during the first nine months of 2005, $14.1 million of which was related to Nextel Mexico’s acquisition of AOL Mexico.

Our financing activities provided us with $103.4 million of net cash during the nine months ended September 30, 2006, primarily due to the following:

•	$60.9 million in additional borrowings from the refinancing of Nextel Mexico’s syndicated loan facility;

•	$49.3 million in proceeds from stock option exercises; and

•	$17.6 million in excess tax benefits from share-based payment that we recognized in connection with our adoption of SFAS 123R, which was effective January 1, 2006.

Our financing activities provided us with $610.4 million of net cash during the nine months ended September 30, 2005, primarily due to the following:

•	proceeds received from the issuance of $350.0 million aggregate principal amount of our 2.75% convertible notes in August 2005;

•	the draw down of $250.0 million of Nextel Mexico’s syndicated loan facility in May 2005; and

•	$21.0 million in proceeds from stock option exercises.

Future Capital Needs and Resources

Capital Resources.  Our ongoing capital resources depend on a variety of factors, including our existing cash and cash equivalents balances, cash flows generated by our operating companies and external financial sources that may be available. As of September 30, 2006, our capital resources included $668.3 million of cash and cash equivalents, excluding $200.0 million in cash transferred to other assets, which is restricted for the acquisition of Cosmofrecuencias, S.A. de C.V. in Mexico. Our ability to generate sufficient net cash from our operating activities is dependent upon, among other things:

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

The following table sets forth the amounts and timing of contractual payments for our most significant contractual obligations determined as of September 30, 2006. The information in the table reflects future unconditional payments and is based upon, among other things, the current terms of the relevant agreements, appropriate classification of items under accounting principles generally accepted in the United States that are currently in effect and certain assumptions, such as future interest rates. Future events could cause actual payments to differ significantly from these amounts. See “Forward Looking Statements”. Except as required by law, we disclaim any obligation to modify or update the information contained in the table.

	Payments Due by Period
	Less Than			More Than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(in thousands)

Convertible notes(1)	$21,453	$42,907	$42,907	$1,140,806	$1,248,073
Tower financing obligations(1)	37,541	75,088	75,078	255,076	442,783
Mexico syndicated loan facility(1)	40,155	139,660	208,216	—	388,031
Capital lease obligations(2)	7,961	16,614	16,842	72,684	114,101
Spectrum fees(3)	13,557	25,569	25,569	169,393	234,088
Spectrum acquisition obligations(4)	212,159	10,669	5,083	3,271	231,182
Operating leases(5)	79,639	145,547	112,923	138,582	476,691
Purchase obligations(6)	233,897	660	—	—	234,557
Other long-term obligations(7)	1,125	6,703	9,654	136,430	153,912

Total contractual commitments	$647,487	$463,417	$496,272	$1,916,242	$3,523,418

(1)	These amounts include estimated principal and interest payments over the full term of the obligation based on our expectations as to future interest rates, assuming the current payment schedule.

(2)	These amounts represent principal and interest payments due under our co-location agreements to American Tower and our existing corporate aircraft lease. The amounts related to our existing aircraft lease exclude amounts that are contingently due in the event of our default under the lease, but do include remaining amounts due under the letter of credit provided for our new corporate aircraft.

(3)	These amounts do not include variable fees based on certain operating revenues and are subject to increases in the Mexican Consumer Pricing Index.

(4)	These amounts include estimated payments related to spectrum obligations in our operating companies, including $200.0 million related to Nextel Mexico’s acquisition of Cosmofrecuencias, S.A. de C.V.

(5)	These amounts principally include future lease costs related to our transmitter and receiver sites and switches and office facilities.

(6)	These amounts include maximum contractual purchase obligations under various agreements with our vendors.

(7)	These amounts include our current estimates of asset retirement obligations based on our expectations as to future retirement costs, inflation rates and timing of retirements.

In addition to the aforementioned items, as discussed in Note 7 to the accompanying condensed consolidated financial statements, we have entered into an agreement with Motorola, which requires us to purchase a certain amount of handsets each year through December 31, 2011. Prices for handsets are not stipulated in the agreement as they will be negotiated annually. In addition, the mix of handsets will be determined in future years based on customer demand. As a result, we are not able to quantify the dollar amount of minimum purchases required under this agreement, and therefore, they are not included in the table above.

Capital Expenditures.  Our capital expenditures, including capitalized interest, were $461.8 million for the nine months ended September 30, 2006 compared to $317.2 million for the nine months ended September 30, 2005. In the future, we expect to finance our capital spending using the most effective combination of cash from operations, cash on hand and other external financing that becomes available. We anticipate that 2006 will be our peak year for capital expenditures related to iDEN technology, excluding future capital expenditures in Chile, for the foreseeable future. Our capital spending is driven by several factors, including:

•	the expansion of our digital mobile networks to new market areas, primarily related to the current expansion in Mexico and Brazil;

•	the construction of additional transmitter and receiver sites to increase system capacity and maintain system quality and the installation of related switching equipment in some of our existing market coverage areas;

•	the enhancement of our digital mobile network coverage around some major market areas;

•	enhancements to our existing iDEN technology to increase voice capacity;

•	future minimum build out requirements related to the 3.4 GHz spectrum and local concession that we acquired through the purchase of Cosmofrecuencias in Mexico; and

•	non-network related information technology projects.

Our future capital expenditures will be significantly affected by future technology improvements and technology choices. In October 2001, Motorola and Nextel Communications announced an anticipated significant technology upgrade to the iDEN digital mobile network, the 6:1 voice coder software upgrade. Beginning in 2004, we started selling handsets that can operate on the new 6:1 voice coder. We expect that this software upgrade will increase our voice capacity for interconnect calls and leverage our existing investment in infrastructure. With the exception of Mexico, we do not expect to realize significant benefits from the operation of the 6:1 voice coder until after 2007. If there are substantial delays in realizing the benefits of the 6:1 voice coder, we could be required to invest additional capital in our infrastructure to satisfy our network capacity needs. See “Forward Looking Statements.”

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

In making our assessments of a fully funded business plan and net income, we have considered:

•	cash and cash equivalents on hand and available to fund our operations;

•	expected cash flows from operations;

•	the anticipated level of capital expenditures;

•	the anticipated level of spectrum acquisitions;

•	our scheduled debt service; and

•	income taxes.

If our business plans change, including as a result of changes in technology, or if we decide to expand into new markets or further in our existing markets, as a result of the construction of additional portions of our network or the acquisition of competitors or others, or if economic conditions in any of our markets change generally, or competitive practices in the mobile wireless telecommunications industry change materially from those currently prevailing or from those now anticipated, or if other presently unexpected circumstances arise that have a material effect on the cash flow or profitability of our mobile wireless business, then the anticipated cash needs of our business as well as the conclusions presented herein as to the adequacy of the available sources of cash and timing on our ability to generate net income could change significantly. Any of these events or circumstances could involve significant additional funding needs in excess of the identified currently available sources, and could require us to raise additional capital to meet those needs. In addition, we continue to assess the opportunities to raise additional funding on attractive terms and conditions and at times that do not involve any of these events or circumstances and may do so if the opportunity presents itself. However, our ability to seek additional capital, if necessary, is subject to a variety of additional factors that we cannot presently predict with certainty, including:

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 150,” or SFAS 155. SFAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies that certain instruments are not subject to the requirements of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that may contain an embedded derivative requiring bifurcation, clarifies what may be an embedded derivative for certain concentrations of credit risk and amends SFAS 140 to eliminate certain prohibitions related to derivatives on a qualifying special-purpose entity. SFAS 155 is effective for fiscal years beginning after September 15, 2006. We are currently evaluating the impact that SFAS 155 may have on our consolidated financial statements.

In June 2006, the FASB ratified the consensus of the EITF on Issue 05-1, “Accounting for the Conversion of an Instrument That Becomes Convertible upon the Issuer’s Exercise of a Call Option,” or EITF 05-1. EITF 05-1 states that the issuance of equity securities to settle an instrument (pursuant to the instrument’s original conversion terms) that becomes convertible upon the issuer’s exercise of a call option should be accounted for as a conversion as opposed to an extinguishment if, at issuance, the debt instrument contains a substantive conversion feature other than the issuer’s call option. EITF 05-1 is effective for all conversions within its scope occurring in interim or annual periods beginning after June 28, 2006. The future impact of EITF 05-1 on our financial statements will depend on the facts and circumstances specific to a given conversion within the scope of this Issue. However, we do not believe the adoption of EITF 05-1 will have a material impact on our consolidated financial statements.

In June 2006, the FASB ratified the consensus of the Emerging Issues Task Force, or EITF, on Issue 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation),” or EITF 06-3. EITF 06-3 states that a company should disclose its accounting policy (gross or net presentation) regarding presentation of sales and other similar taxes. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. EITF 06-3 is effective for financial reports in interim and annual reporting periods beginning after December 15, 2006. We are currently evaluating the impact that EITF 06-3 may have on our consolidated financial statements. Historically, we reported certain revenue-based taxes imposed on us in Brazil as a reduction of revenue. We viewed them as pass-through costs since they were billed to and collected from customers on behalf of local government agencies. During the fourth quarter of 2005, we increased our operating revenues and general and administrative expenses to gross-up these revenue-based taxes related to the full year 2005 because they are the primary obligation of Nextel Brazil. This presentation is in accordance with EITF 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” During the nine and three months ended September 30, 2006, Nextel Brazil recorded $20.8 million and $7.6 million, respectively, of revenue-based taxes as a component of service and other revenues and a corresponding amount as a component of selling, general and administrative expenses.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement,” or SFAS 157, which provides guidance for using fair value to measure assets and liabilities when required for recognition or disclosure purposes. SFAS 157 is intended to make the measurement of fair value more consistent and comparable and improve disclosures about these measures. Specifically, SFAS 157 (1) clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability, (2) establishes a fair value hierarchy that prioritizes the information used to develop those assumptions, (3) clarifies the information required to be used to measure fair value, (4) determines the frequency of fair value measures and (5) requires companies to make expanded disclosures about the methods and assumptions used to measure fair value and the fair value measurement’s effect on earnings. However, SFAS 157 does not expand the use of fair value to any new circumstances or determine when fair value should be used in the financial statements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with some exceptions. SFAS 157 is to be applied prospectively as of the first interim period for the fiscal year in which it is initially adopted, except for a limited form of retrospective application for some specific items. We are currently evaluating the impact that SFAS 157 may have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R,” or SFAS 158. This standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We are currently evaluating the impact that SFAS 158 may have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our revenues are primarily denominated in foreign currencies, while a significant portion of our operations are financed in U.S. dollars through our convertible notes and a portion of our syndicated loan facility in Mexico. As a result, fluctuations in exchange rates relative to the U.S. dollar expose us to foreign currency exchange risks. These risks include the impact of translating our local currency reported earnings into U.S. dollars when the U.S. dollar strengthens against the local currencies of our foreign operations. In addition, Nextel Mexico, Nextel Brazil and Nextel Argentina purchase some capital assets and all handsets in U.S. dollars but record the related revenue generated from their operations in local currency.

We enter into derivative transactions only for hedging or risk management purposes. We have not and will not enter into any derivative transactions for speculative or profit generating purposes. In November 2004, Nextel Mexico entered into a hedge agreement to reduce its foreign currency transaction risk associated with a portion of its 2005 U.S. dollar forecasted capital expenditures and handset purchases. This risk was hedged by forecasting Nextel Mexico’s capital expenditures and handset purchases for a 12-month period from January to December 2005. Under this agreement, Nextel Mexico purchased U.S. dollar call options and sold call options on the Mexican peso. In September and October 2005, Nextel Mexico entered into similar derivative agreements to reduce its foreign currency transaction risk associated with a portion of its 2006 U.S. dollar forecasted capital expenditures and handset purchases. This risk was hedged by forecasting Nextel Mexico’s capital expenditures and handset purchases for a 12-month period that began in January 2006. Under this agreement, Nextel Mexico purchased U.S. dollar call options and sold call options on the Mexican peso.

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

In June 2006, Nextel Mexico refinanced its syndicated loan. The loan amount was increased from the original $250.0 million to about $297.0 million after the refinancing. The loan was refinanced using the same variable (i.e., LIBOR and TIIE) or fixed rates as the original agreement but with lower spreads for each tranche. Of the total amount of the refinanced loan, $57.0 million is denominated in Mexican pesos, with a floating interest rate based on the Mexican reference rate TIIE (Tranche C). The refinancing of the syndicated loan had no effect on Nextel Mexico’s interest rate swap. As of September 30, 2006, a significant portion of our borrowings were fixed-rate long-term debt obligations.

The table below presents principal amounts, related interest rates by year of maturity and aggregate amounts as of September 30, 2006 for our fixed rate debt obligations, including our convertible notes, our syndicated loan facility in Mexico and our tower financing obligations, the notional amounts of our purchased call options and written put options and the fair value of our interest rate swap. We determined the fair values included in this section based on:

•	quoted market prices for our convertible notes;

•	carrying values for our tower financing obligations and syndicated loan facility as interest rates were set recently when we entered into these transactions; and

•	market values as determined by an independent third party investment banking firm for our purchased call options, written put options and interest rate swap.

The changes in the fair values of our debt compared to their fair values as of December 31, 2005 reflect changes in applicable market conditions as well as a $60.9 million increase due to the refinancing of Nextel Mexico’s syndicated loan. The amount of our forecasted hedge agreements as of September 30, 2006 represents our 2006 foreign currency hedges. All of the information in the table is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows associated with our long-term debt are denominated in U.S. dollars (US$), Mexican pesos (MP) and Brazilian reais (BR).

	Year of Maturity						September 30, 2006		December 31, 2005
	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total	Fair Value	Total	Fair Value
	(dollars in thousands)

Long-Term Debt:
Fixed Rate (US$)	$1,252	$1,517	$1,793	$1,885	$1,899	$761,528	$769,874	$1,675,015	$770,950	$1,301,140
Average Interest Rate	10.0%	10.0%	10.0%	10.0%	10.0%	3.1%	3.2%		3.2%
Fixed Rate (MP)	$11,659	$26,515	$39,671	$22,438	$5,340	$77,848	$183,471	$183,471	$182,848	$182,848
Average Interest Rate	12.7%	12.1%	11.9%	12.6%	17.3%	17.2%	14.6%		15.3%
Fixed Rate (BR)	$895	$1,156	$3,019	$3,458	$4,031	$57,101	$69,660	$69,660	$58,196	$58,196
Average Interest Rate	27.8%	27.8%	19.8%	20.8%	21.8%	26.3%	25.6%		26.2%
Variable Rate (US$)	$—	$—	$—	$—	$156,600	$—	$156,600	$156,600	$129,000	$129,000
Average Interest Rate	—	—	—	—	6.8%	—	6.8%		6.8%
Variable Rate (MP)	$6,166	$16,030	$24,662	$12,331	$—	$—	$59,189	$59,189	$31,964	$31,964
Average Interest Rate	8.5%	8.5%	8.5%	8.5%	—	—	8.5%		11.1%
Forecasted Hedge Agreements:
Purchased call options	$48,104	$—	$—	$—	$—	$—	$48,104	$244	$181,426	$2,016
Written put options	$48,104	$—	$—	$—	$—	$—	$48,104	$(73)	$181,426	$(2,250)
Interest Rate Swap:
Variable to Fixed	$3,128	$8,131	$12,510	$6,255	$—	$—	$30,024	$(1,265)	$31,964	$(1,174)
Average Pay Rate	10.83%	10.83%	10.83%	10.83%	—	—	10.83%		11.95%
Average Receive Rate	8.48%	8.48%	8.48%	8.48%	—	—	8.48%		11.13%

Item 4.	Controls and Procedures.

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

We did not maintain effective controls over the completeness and accuracy of the income tax provision and the related balance sheet accounts and note disclosures. Specifically, our controls over the processes and procedures related to the determination and review of the quarterly tax provisions were not adequate to ensure that the income tax provision was prepared in accordance with generally accepted accounting principles. This control deficiency, which continues to exist as of September 30, 2006, resulted in audit adjustments to the 2005 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the income tax provision and the related balance sheet accounts and note disclosures that would result in a material misstatement to our interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2006, we implemented Hyperion Financial Management at our corporate headquarters and in each of our markets in Mexico, Brazil, Argentina and Peru as a tool to support our accounting consolidation and external reporting processes. These changes will reduce the need for manual spreadsheets and facilitate our workflow thus allowing more time for analysis. We have realigned our teams and have trained them to adapt the new processes and controls. As a direct result, we have been updating our key control activities documentation related to our compliance with Section 404 of the Sarbanes-Oxley Act.

We have also continued to work on a number of initiatives to remediate the material weakness related to the calculation of the income tax provision and related balance sheet accounts, including the following:

•	We completed our hiring plan at our corporate headquarters, which included the hiring of three senior tax managers experienced in income tax accounting under U.S. GAAP and taxation of multinational corporations and three additional income tax specialists with broad experience in tax and finance;

•	We continue to train our recently hired U.S.-based individuals with regard to controls surrounding the calculation of the income tax provision and related accounts;

•	We are maintaining our on-going training program to deepen and broaden the understanding of U.S. GAAP income tax provision calculation procedures in our foreign subsidiaries;

•	We have evaluated our quarterly procedures, and reallocated the ownership of some of those controls between headquarters and our foreign markets to increase the effectiveness of those procedures; and

•	We continue to work with a third party tax advisor to perform detailed reviews of the income tax calculations as a means to both improve the accuracy of our income tax calculations and assess the effectiveness of the control procedures being performed by our own employees.

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

For information on our various loss contingencies, see Note 7 to our condensed consolidated financial statements above.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our 2005 annual report on Form 10-K.

Item 6.	Exhibits.

Exhibit
Number	Exhibit Description

10.1	Amendment Number Three to the Subscriber Unit Purchase Agreement, dated September 28, 2006, by and between NII Holdings, Inc. and Motorola, Inc. (filed herewith) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).
10.2	Form of Amendment 007A to the iDEN Infrastructure Equipment Supply Agreement, dated September 28, 2006, between NII Holdings, Inc., Motorola, Inc. and each of Nextel Communications Argentina, S.A., Nextel Telecomunicacoes, Ltda., Centennial Cayman Corp. Chile, S.A., Comunicaciones Nextel de Mexico, S.A. de C.V. and Nextel del Peru, S.A. (filed herewith) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).
12.1	Ratio of Earnings to Fixed Charges.
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ DANIEL E. FREIMAN
Daniel E. Freiman
Vice President and Controller
(on behalf of the registrant and as
chief accounting officer)

Date: November 6, 2006

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.1	Amendment Number Three to the Subscriber Unit Purchase Agreement, dated September 28, 2006, by and between NII Holdings, Inc. and Motorola, Inc. (filed herewith) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).
10.2	Form of Amendment 007A to the iDEN Infrastructure Equipment Supply Agreement, dated September 28, 2006, between NII Holdings, Inc., Motorola, Inc. and each of Nextel Communications Argentina, S.A., Nextel Telecomunicacoes, Ltda., Centennial Cayman Corp. Chile, S.A., Comunicaciones Nextel de Mexico, S.A. de C.V. and Nextel del Peru, S.A. (filed herewith) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).
12.1	Ratio of Earnings to Fixed Charges.
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.