Form 10-K
period 2006-12-31
NII HOLDINGS INC
filed 2007-02-27
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-32421
NII HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1671412
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

10700 Parkridge Boulevard, Suite 600	20191
Reston, Virginia	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (703) 390-5100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.001 per share	The Nasdaq Stock Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2006: $7,864,275,030

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on February 20, 2007

Common Stock, $0.001 par value per share	162,132,667

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

NII HOLDINGS, INC.

NII HOLDINGS, INC.

PART I

Item 1.	Business

A.	Introduction

Unless the context requires otherwise, “NII Holdings, Inc.,” “NII Holdings,” “we,” “our,” “us” and “the Company” refer to the combined businesses of NII Holdings, Inc. and its consolidated subsidiaries. NII Holdings, Inc., formerly known as Nextel International, Inc., was incorporated in Delaware in 2000.

Except as otherwise indicated, all amounts are expressed in U.S. dollars and references to “dollars” and “$” are to U.S. dollars. All consolidated historical financial statements contained in this report are prepared in accordance with accounting principles generally accepted in the United States.

Our principal executive office is located at 10700 Parkridge Boulevard, Suite 600, Reston, Virginia 20191. Our telephone number at that location is (703) 390-5100.

We maintain an internet website at www.nii.com. Information contained on our website is not part of this annual report. Stockholders of the Company and the public may access our periodic and current reports (including annual, quarterly and current reports on Form 10-K, Form 10-Q and Form 8-K, respectively, and any amendments to those reports) filed with or furnished to the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the “investor relations” section of our website. The information is provided by a third party link to the SEC’s online EDGAR database, is free of charge and may be reviewed, downloaded and printed from our website at any time.

We also provide public access to our Code of Ethics, entitled the NII Holdings, Inc. Code of Business Conduct and Ethics and the charters of the following committees of our Board of Directors: the Audit Committee, the Compensation Committee and the Nominating Committee. The Code of Business Conduct and Ethics, corporate governance guidelines and committee charters may be viewed free of charge on the Investor Relations link of our website at the following address: www.nii.com. You may obtain copies of any of these documents free of charge by writing to: NII Holdings Investor Relations, 10700 Parkridge Boulevard, Suite 600, Reston, Virginia 20191. If a provision of our Code of Business Conduct and Ethics required under the Nasdaq Global Select Market corporate governance standards is materially modified, or if a waiver of our Code of Business Conduct and Ethics is granted to a director or executive officer, we will post a notice of such action on the Investor Relations link of our website at the following address: www.nii.com. Only the Board of Directors or the Audit Committee may consider a waiver of the Code of Business Conduct and Ethics for an executive officer or director.

“Nextel,” “Nextel Direct Connect,” “Nextel Online,” “Nextel Worldwide” and “International Direct Connect” are trademarks or service marks of Nextel Communications, Inc., a wholly-owned subsidiary of Sprint Nextel Corporation. “Motorola” and “iDEN” are trademarks or service marks of Motorola, Inc.

B.	Overview

1.  Our Networks and Services

We provide digital wireless communication services, primarily targeted at meeting the needs of customers who use our services primarily for business purposes, through operating companies located in selected Latin American markets. Our principal operations are in major business centers and related transportation corridors of Mexico, Brazil, Argentina and Peru. In addition, we recently launched our digital services on a limited basis in Santiago, Chile. We also provide analog specialized mobile radio, which we refer to as SMR, services in Mexico, Brazil, Peru and Chile. Our markets are generally characterized by high population densities in major urban and suburban centers, which we refer to as major business centers, and where we believe there is a concentration of the country’s business users and economic activity. We believe that vehicle traffic congestion, low wireline service penetration and the expanded coverage of wireless networks encourage the use of the mobile wireless communications services that we offer in these areas.

We use a transmission technology called integrated digital enhanced network, or iDEN, technology developed by Motorola, Inc. to provide our digital mobile services on 800 MHz spectrum holdings in all of our digital markets. This technology, which is the only digital technology currently available that can be used on non-contiguous spectrum like ours, allows us to use our spectrum efficiently and offer multiple digital wireless services integrated into a variety of digital handset devices. Our digital mobile networks support multiple digital wireless services, including:

•	digital mobile telephone service, including advanced calling features such as speakerphone, conference calling, voice-mail, call forwarding and additional line service;

•	Nextel Direct Connect® service, which allows subscribers anywhere on our network to talk to each other instantly, on a “push-to-talk” basis, on a private one-to-one call or on a group call;

•	International Direct Connect® service, together with Sprint Nextel Corporation and TELUS Corporation, which allows subscribers to communicate instantly across national borders with our subscribers in Mexico, Brazil, Argentina, Peru and Chile, and, except for our customers in Chile, with Sprint Nextel Corporation subscribers in the United States and with TELUS subscribers in Canada;

•	mobile internet services, text messaging services, e-mail services including Blackberrytm services that were recently introduced in Mexico and Peru, location-based services, which includes the use of Global Positioning System (GPS) technologies, digital media services and advanced Javatm enabled business applications, which are generally marketed as “Nextel Onlinesm” services; and

•	international roaming capabilities, which are marketed as “Nextel Worldwidesm” services.

As of December 31, 2006, our operating companies had licenses to use 800 MHz spectrum in markets that cover about 308 million people, an increase of 16 million people from December 31, 2005. Our licenses are concentrated in the areas of the highest population and business activity in the countries in which we operate. We currently provide integrated digital mobile services in the three largest metropolitan areas in each of Mexico, Brazil and Argentina, in the largest city in Peru and in various other cities in each country. In December 2006, we announced the launch of digital mobile services in Santiago, Chile, the largest metropolitan area in Chile. As of December 31, 2006, our operating companies had a total of about 3.44 million digital handsets in commercial service, an increase of 933 thousand from the 2.51 million digital handsets in commercial service as of December 31, 2005.

The table below provides an overview of our total digital handsets in commercial service in the countries indicated as of December 31, 2006 and 2005. For purposes of the table, digital handsets in commercial service represent all digital handsets in use by our customers on the digital mobile networks in each of the listed countries. System type indicates whether the local wireless communications system is based on an analog SMR system or a digital enhanced SMR system.

		Population		Digital Handsets
		Covered by		in Commercial
		Licenses		Service
		As of December 31,		As of December 31,
Country	System Type	2006	2005	2006	2005
		(in millions)		(in thousands)

Mexico	Digital/analog	104	103	1,544	1,120
Brazil	Digital/analog	147	137	899	638
Argentina	Digital	21	21	651	500
Peru	Digital/analog	20	15	345	248
Chile	Digital/analog	16	16	1	—

Total		308	292	3,440	2,506

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

2.  2006 Significant Developments

Spectrum Acquisitions

Cosmofrecuencias Acquisition.  In October 2006, Nextel Mexico acquired all of the shares of Cosmofrecuencias, S.A. de C.V. for $200.0 million in cash. This acquisition provides Nextel Mexico with a local fixed/mobile wireless telephone concession, which we expect will result in interconnect and operating cost savings, as well as additional revenue generating opportunities in the future. This acquisition also provides Nextel Mexico with 50MHz of 3.4GHz spectrum nationwide in Mexico. We accounted for this acquisition as an asset purchase and have recorded the fair value of the acquired assets on our consolidated balance sheet.

Other Acquisitions.  During 2006, we acquired 50MHz of 3.4GHz spectrum in all major provinces in Peru, and we entered into an agreement to acquire 50MHz of 3.4GHz spectrum nationwide in Argentina, subject to regulatory approval. See “— K. Operating Companies. Argentina.” and “— K. Operating Companies. Peru.” for further information.

Operational Activities

Telmex Agreement.  In connection with its network expansion plan, Nextel Mexico signed an agreement with Telefonos de Mexico, S.A. de C.V., or Telmex, effective February 14, 2006, that allows Nextel Mexico to interconnect and terminate traffic with Telmex in 27 cities throughout Mexico using five local connections. The agreement covers each individual city for its own term of 15 years from the date service begins in that city and provides Nextel Mexico with an unlimited amount of traffic termination on the Telmex network for a total cost of $44.5 million, plus any applicable value-added taxes. We are accounting for the Telmex agreement as a service agreement. As a result, we are expensing any payments made under this agreement in the period to which they relate. Nextel Mexico paid a $7.0 million deposit to Telmex on March 31, 2006. The agreement specifies the second of three total installment payments in the amount of $18.5 million should be made on March 15, 2007, and the last payment in the amount of $19.0 million should be made on March 15, 2008.

Motorola Purchase Commitments.  In September 2006, we entered into agreements to extend our relationship with Motorola for the supply of iDEN handsets and iDEN network infrastructure through December 31, 2011. Under these agreements, Motorola agreed to maintain an adequate supply of the iDEN handsets and equipment used in our business for the term of the agreement and to continue to invest in the development of new iDEN devices and infrastructure features. In addition, we agreed to annually escalating handset volume purchase commitments and certain pricing parameters for handsets and infrastructure linked to the volume of our purchases. If we do not meet the specified handset volume commitments, we would be required to pay an additional amount based on any shortfall of actual purchased handsets compared to the related annual volume commitment.

Digital Operations in Chile.  In December 2006, we announced the launch of digital operations in Chile, which extended our services to Santiago, Chile and certain surrounding areas. As a result of this launch, customers in our service areas in Chile will have access to some of our voice services, including Direct Connect and International Direct Connect, push-to-talk service and telephone interconnect. Initial operations are targeted to select business and roaming customers, as our customers across Argentina, Brazil, Mexico and Peru have access to roaming services when conducting business in Chile.

SMS Agreements.  During 2006, several of our operating companies agreed with other telecommunications companies to allow for short messaging services, or SMS, between the companies’ respective networks. The interoperability of SMS between the companies under these agreements will allow wireless users in the areas served by these parties to exchange SMS and text messages with the other party’s customers. We believe that this capability may enhance our ability to generate revenues from data services to the extent our customers decide to use these services.

Financing Activities

Refinancing of Mexico Syndicated Loan Facility.  On June 27, 2006, Nextel Mexico entered into an agreement to refinance its syndicated loan. The loan principal was increased from the original $250.0 million to $296.6 million after the refinancing. Under the agreement, the loan was refinanced using the same variable (i.e., LIBOR and TIIE) and fixed rates as the original agreement but with lower spreads for each tranche. Of the total amount of the refinanced loan, $156.6 million is denominated in U.S. dollars, with a floating interest rate based on LIBOR (Tranche A — 6.69% as of December 31, 2006), $57.0 million is denominated in Mexican pesos, with a floating interest rate based on the Mexican reference rate TIIE (Tranche C — 8.51% as of December 31, 2006), and $83.0 million is denominated in Mexican pesos, at an interest rate fixed at the time of funding (Tranche B — 11.36%). For Tranche B and Tranche C, the principal and interest payments will take place on the same dates as previously scheduled under the original agreement. Under the original agreement, principal for Tranche A was also due on the same dates as the principal under Tranches B and C. However, after the refinancing, principal for Tranche A will now be due in a lump sum of $156.6 million in June 2011.

Tender Offer for Conversion of 3.5% Convertible Notes.  In November 2006, we announced an offer designed to induce holders of our 3.5% convertible notes to convert those notes into shares of our common stock. Under the terms of the offer, we agreed to pay a cash premium of $50.00, plus accrued and unpaid interest up to but excluding the conversion date, for each of the remaining $1,000 principal amount of the notes to the extent the holders elected to convert those notes into shares of our common stock pursuant to the offer. In connection with this offer, on December 14, 2006, all of the holders of our 3.5% convertible notes converted the $91.4 million remaining aggregate principal face amount of our 3.5% convertible notes into 6,852,150 shares of common stock (75.0 shares issued per $1,000 of debt principal multiplied by the debt principal) in accordance with the original terms of the convertible notes, and we paid a total of $4.6 million as additional consideration for conversion, as well as $0.8 million of accrued interest and $0.5 million of direct external costs associated with this transaction. We recorded the $4.6 million paid to the noteholders and the $0.5 million of direct external costs as debt conversion expense in our consolidated statement of operations. In addition, we reclassified to paid-in capital the remaining $1.5 million of deferred financing costs related to the notes that were converted.

C.	Our Products, Services and Solutions

We offer a wide range of wireless communications services and related subscriber equipment designed to meet the needs of our targeted customer groups, including small, medium and large businesses and individuals who utilize premium mobile communications features and services. These services and equipment have been designed to provide innovative features that meet those customers’ needs for fast and reliable voice and data communications that allow them to conduct business quickly and efficiently.

1. Nextel Direct Connect®.  One of our key competitive differentiators is Nextel Direct Connect, the long-range walkie-talkie service that allows communication at the touch of one button. The Nextel Direct Connect feature gives customers the ability to instantly set up a conference — either privately (one-to-one) or with a group (one-to-many) — which allows our customers to initiate and complete communications much more quickly than is possible using a traditional wireless call. Nextel Direct Connect service greatly enhances the instant communication abilities of business users within their organizations and with suppliers, vendors and customers, and provides individuals the ability to contact business colleagues, friends and family instantly. This unique service is enhanced by our International Direct Connect® service, which allows our subscribers to communicate instantly across national borders. In addition, our agreements with Sprint Nextel Corporation and TELUS Corporation, allow our subscribers in Mexico, Brazil, Argentina and Peru to Direct Connect subscribers in the United States and Canada.

We also offer other push-to-talk-based applications in some of the markets in which we operate, including a push-to-email application that allows a user to send a streaming voice message from his or her handset to an email recipient using our Direct Connect feature, Direct Talksm, a service available on certain handsets that enables off-network walkie-talkie communication, and Desktop Dispatch, a service that allows users to Direct Connect messages between Nextel handsets and any internet connected personal computer.

Although a number of our competitors have launched or announced plans to launch services that are designed to compete with Direct Connect, we do not believe that the current versions of these services compare favorably with our service in terms of latency, quality, reliability or ease of use.

2. Wireless Data Solutions and Nextel Online®.  We offer a variety of wireless data solutions that are designed to help companies increase productivity through the delivery of real-time information to mobile workers anytime and anywhere, including remote e-mail access and mobile messaging services using two-way text communications capabilities from their handsets. Accessible via our wireless handsets, in addition to laptop computers and handheld computing devices, wireless data solutions enable quick response among workers in the field and streamline operations through faster exchanges of information to support workforce mobility. We also design wireless business solutions to meet the needs of specific customers based on their industry and individualized business needs, including a wide array of fleet and workforce management services that utilize the unique capabilities of our data network, such as the ability to accurately and in near real time, locate handsets using assisted global positioning system, or A-GPS, technology. Wireless business services are backed by customer support teams in each country that help customers build, distribute, and manage wireless applications. In addition, we offer our customers always-on connectivity to the Internet directly from their handset through Nextel Online, which combines the vast resources of the Internet with convenient mobile content services, all from their handset. We also offer a range of messaging services, including two-way SMS and text messaging, as well as additional mobile data communications services. We have also recently introduced email services such as Blackberry enterprise and internet services that are available using our Blackberry devices in Mexico and Peru.

3. Handsets.  We offer all of our voice and data communications features and services through handsets that incorporate Motorola’s iDEN technology and offer our unique 4-in-1 service, including digital wireless service, Nextel Direct Connect walkie-talkie service, wireless Internet access and two-way messaging capabilities. All of our handsets are developed and manufactured by Motorola, other than the Blackberry devices, which are manufactured by Research in Motion, or RIM. Our handsets range from basic models designed to serve the needs of customers who require basic wireless services without sacrificing the essential features they depend upon to do their jobs, to more advanced Blackberry devices, which, in addition to digital wireless and Nextel Direct Connect features, provide integrated access to one or multiple corporate and personal email accounts. Our handsets offer a wide range of features, and many include a built-in speakerphone, additional line service, conference calling, an external screen that lets customers view caller ID, voice-activated dialing for hands-free operation, a voice recorder for calls and memos, an advanced phonebook that manages contacts and datebook tools to manage calendars and alert users of business and personal meetings. All of our current handset offerings have subscriber identification module, or SIM, cards, which carry relevant authentication information and address book information, thereby greatly easing subscribers’ abilities to upgrade their handsets quickly and easily, particularly in conjunction with our on-line web-based back-up tools. Many of our handsets include pre-installed Javatm applications. Java enables users to create and execute a number of mobile applications and supports a wide range of downloadable digital media capabilities.

4. International Roaming Services.  In addition to offering subscribers the ability to roam in areas in other countries served by our operating companies’ iDEN networks and those operated by Sprint Nextel in the United States and TELUS in Canada, we offer handsets that are capable of roaming on the networks in other countries that operate using the global system for mobile communications, or GSM, standard. The availability of these services is subject to reaching agreements with the operators of those networks. Our customers can roam in over 60 countries in the world. We market these roaming capabilities as “Roaming International and/or Nextel Worldwidesm” services.

D.	Our Network and Wireless Technology

1.	Our iDEN Network Technology

Currently, most mobile wireless communications services in our markets are either SMR, cellular or personal communications services systems. Our operating companies offer analog SMR or digital enhanced SMR services, or a combination of both.

Our digital mobile networks utilize the advanced iDEN technology developed and designed by Motorola. iDEN technology is able to operate on non-contiguous spectrum frequencies, which previously were usable only for two-way radio calls. Most of the iDEN handsets that we offer are not currently designed to roam onto non-iDEN wireless networks. Although iDEN offers a number of advantages in relation to other technology platforms, including the ability to operate on non-contiguous spectrum like ours and to offer the Nextel Direct Connect walkie-talkie feature, unlike other wireless technologies, it is a proprietary technology that relies solely on the efforts of Motorola and any future licensees of this technology for product development and innovation. We also rely on Motorola to provide us with technology improvements designed to expand our wireless voice capacity and improve our services. Motorola is currently and is expected to continue to be our sole source supplier of iDEN infrastructure and all of our handsets except Blackberry devices, which are manufactured by RIM.

The iDEN technology shares many common components with the global system for mobile communications, or GSM, technology that has been established as the digital cellular communications standard in Europe and with a variation of that GSM technology being deployed by certain personal communications services, or PCS, operators in the United States. The design of our existing and proposed digital mobile networks currently is premised on dividing a service area into multiple sites. These sites have a typical coverage area ranging from less than one mile to thirty miles in radius, depending on the terrain and the power setting. Each site contains a low-power transmitter, receiver and control equipment referred to as the base station. The base station in each site is connected by microwave, fiber optic cable or telephone line to a computer controlled switching center. The switching center controls the automatic transfer of wireless calls from site to site as a subscriber travels, coordinates calls to and from a digital handset and connects wireless calls to the public switched telephone network. In the case of two-way radio, equipment called a dispatch application processor provides call setup, identifies the target radio and connects the subscriber initiating the call to other targeted subscribers. These two-way radio calls can be connected to one or several other subscribers and can be made without interconnecting to the public switched telephone network.

Currently, there are three principal digital technology formats used by providers of cellular telephone service or personal communications services:

•	time division multiple access (TDMA) digital transmission technology;

•	code division multiple access (CDMA) digital transmission technology; and

•	global system for mobile communications (GSM) digital transmission technology.

Although TDMA, CDMA and GSM are digital transmission technologies that share basic characteristics in contrast to analog transmission technology, they are not compatible or interchangeable with each other. Motorola’s proprietary iDEN technology is a hybrid of the TDMA technology format, but it differs in a number of significant respects from the versions of the TDMA technology used by cellular and personal communications services providers.

The iDEN technology substantially increases the capacity of our existing spectrum channels and permits us to utilize our current holdings of SMR spectrum more efficiently. This increase in capacity is accomplished in two ways:

•	First, each channel on our digital mobile networks is capable of carrying up to six voice and/or control paths, by employing six-time slot TDMA digital technology. Each voice transmission is converted into a stream of data bits that are compressed before being transmitted. This compression allows each of these voice or control paths to be transmitted on the same channel without causing interference. Upon receipt of the coded voice data bits, the digital handset decodes the voice signal. Using iDEN technology, our two-way radio dispatch service achieves about six times improvement over analog SMR in channel utilization capacity and about three times improvement over analog SMR in channel utilization capacity for channels used for mobile telephone service. We have recently implemented enhancements to the voice coder and related technology used in our iDEN-based network in certain markets that are designed to further increase the capacity for channels used for mobile telephone service.

•	Second, our digital mobile networks reuse each channel many times throughout the market area in a manner similar to that used in the cellular industry, further improving channel utilization capacity.

Motorola provides the iDEN infrastructure equipment and handsets throughout our markets under agreements that set the prices we must pay to purchase and license this equipment, as well as a structure to develop new features and make long-term improvements to our networks. Motorola also provides integration services in connection with the deployment of our iDEN network elements. Our agreements with Motorola impose limitations and conditions on our ability to use other technologies. These agreements may delay or prevent us from employing new or different technologies that perform better or are available at a lower cost. Furthermore, iDEN technology is not as widely adopted in relation to other wireless technologies and currently has fewer subscribers on a worldwide basis than other digital technology formats. See “Item 1A. Risk Factors 7. Because we rely on one supplier to implement our digital mobile networks, any failure of that supplier to perform could adversely affect our operations.”

2.	Network Expansion and Future Technologies

During 2006, we expanded the geographic coverage of our networks, as well as their capacity and quality, by adding 953 transmitter and receiver sites to our networks, bringing the total number of sites as of December 31, 2006 to 4,524. This expansion, which was focused primarily in our two largest operating markets, Mexico and Brazil, was a part of our strategy to expand our network’s geographic coverage and capacity where necessary to meet the growing demand of our customers. In 2007, we expect to build over 750 additional transmitter and receiver sites to improve both our geographic coverage and to meet the capacity needs of our growing customer base.

Another key component in our overall strategy to improve the coverage and capacity of, and services offered on, our networks and the quality of our services currently and in the future is ensuring that we have sufficient radio spectrum in the geographic areas in which we operate. During 2005, we acquired licenses to use additional 800 MHz spectrum in Mexico in a government auction. In addition, during 2006, we purchased licenses to use other radio spectrum bands in Mexico and Peru. We are in the process of acquiring licenses to use other radio spectrum bands in Argentina, pending regulatory approval. The licenses relating to the newly acquired spectrum outside the 800 MHz band generally provide for nationwide rights to utilize a significant block of contiguous spectrum that may support the future deployment of new network technologies and services. Consistent with this overall strategy, we review alternate technologies as they are developed to assess their technical performance, as well as their ability to meet our customers’ requirements, and to evaluate customer demand for the features and services they support. We will deploy a new technology only if and when it is warranted by expected customer demand and the anticipated benefits of services supported by the new technology outweigh the costs of providing those services. Our decision whether and how to deploy alternative technologies, as well as our choice of alternative technologies, would likely be affected by a number of factors, including the types of features and services supported by the technology, the availability and pricing of related equipment and our need to continue to support iDEN-based services for our existing customer base either on an ongoing or transitional basis.

E.	Network Implementation, Design and Construction

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

F.	Sales and Distribution

Our differentiated products and services allow us to target customers who use our services primarily for business purposes, which we believe represent the most valuable customers in the wireless industry. Our focus on these customers has resulted in the acquisition of what we believe to be the most valuable customer base in the markets we serve, with higher customer loyalty rates and monthly average revenue per subscriber and the highest lifetime revenue per subscriber of any service provider in our markets. Our operating companies use a variety of sales channels as part of our strategy to increase our customer base. These sales channels may include direct sales representatives, indirect sales agents, Nextel stores and other customer convenient sales channels such as the web. Each of our operating companies is continuously optimizing the mix of sales channels to take into consideration the methods that best meet local customer preferences and facilitate our overall strategy of attracting and retaining customers in our targeted groups.

Our operating companies employ direct sales representatives who market our services directly to potential and existing customers. The focus of our direct sales force is primarily on mid-to-large businesses that value our industry expertise and extensive product portfolio, as well as our ability to develop tailored custom communications capabilities that meet the specific needs of these customers.

Our operating companies also utilize indirect sales agents, which mainly consist of local and national non-affiliated dealers. Dealers are independent contractors that solicit customers for our service and are generally paid through commissions. Dealers participate with our operating companies’ direct sales forces in varying degrees in pursuing each of our targeted customer groups. Our sales channels in some of our markets also include distribution through customer-convenient channels, including telesales and sales through our Nextel stores. On the web, customers are able to compare our various rate plans and research the suite of our products and services, including handsets, accessories and special promotions.

G.	Marketing

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

H.	Competition

The Latin American mobile communications industry has undergone significant growth in recent years. Our total digital handsets in commercial service within the markets we serve reached about 3.4 million as of December 31, 2006, which represents an increase of 37% compared to about 2.5 million handsets in commercial service as of December 31, 2005. We believe that the wireless communications industry has been and will continue to be characterized by intense competition on the basis of price, the types of services offered and quality of service.

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

In addition, new licenses for spectrum may be auctioned by governments in markets in which we operate allowing for new competitors, as well as the competitors listed above, many of whom have greater financial resources, coverage areas and/or name recognition than we do, to expand into new markets and offer new products and services. Some of these existing competitors have more extensive distribution channels than ours, a more expansive spectrum position than ours, or are able to acquire subscribers at a lower cost than we can. We also expect current and future competitors will continue to upgrade their systems to provide additional services competitive with those available on our networks. We also expect competition to increase as a result of other technologies and services that are developed and introduced in the future. These technologies and services may potentially include those using either licensed or unlicensed spectrum including World Interoperability for Microwave Access, or WiMax, and wireless fidelity, or WiFi. Additionally, some competitors operate in the wireline business allowing them to offer a bundle of wireline and wireless services to their customers.

In each of the markets where our operating companies operate, we compete with other communications services providers, based primarily on our differentiated wireless service offerings and products, principally our Direct Connect service, including International Direct Connect. We also believe that we differentiate ourselves from our competition by focusing on the quality of our customer care and service. Our competition in many of our markets focus their marketing efforts on retail customers who purchase pre-paid services. Our focus on customer service and care is an important component of our strategy to attract and retain our target customers, primarily business users and individuals who use premium services. Our competitors include other wireless communications companies and wireline telephone companies. Although pricing is often an important factor in potential customers’ purchase decisions, we believe that our targeted customer base of primarily business users and individuals who utilize premium mobile communications features and services are also likely to base their purchase decisions on quality of service and the availability of differentiated features and services that make it easier for them to get things done quickly and efficiently.

Many existing telecommunications enterprises in the markets in which our operating companies conduct business have successfully attracted significant investments from multinational communications companies. Because of their financial resources, these competitors significantly outspend us with their advertising/brand awareness campaigns and may be able to reduce prices to gain market share. Moreover, the higher cost of our subscriber equipment relative to our competitors requires us to absorb a comparatively larger part of the cost of offering handsets to new and existing customers and places us at a competitive disadvantage with respect to the pricing of our handsets. We expect that the prices we charge for our products and services will decline over the next few years as competition intensifies in our markets. Several of our competitors have introduced aggressive pricing promotions and shared minutes between groups of callers. In addition, several of our competitors have also introduced Push-To-Talk over Cellular service, which is a walkie-talkie type of service similar to our Direct Connect service. While we believe that the competitors’ current versions of Push- To-Talk over Cellular do not compare favorably with our Direct Connect service, particularly in terms of latency, quality, reliability or ease of use, if competitors are able to replicate a product more comparable to ours, we may lose some of our competitive advantage.

The Latin American wireless market is predominantly a pre-paid market, which means that customers pay in advance for a pre-determined number of minutes of use. However, our strategy primarily focuses on customers who use our services primarily for business purposes, purchase our services under contract and pay for their services on a monthly basis based on usage. These customers typically represent the premium segment within our markets and they generally offer higher average monthly revenue and higher operating income per subscriber. We believe that this strategy has allowed us to acquire and retain the most profitable subscribers in the markets in which we operate. Since the wireless industry has often competed based on price, increased competition could require us to decrease prices or increase service and product offerings, which would lower our revenues or increase our costs. Additional service offerings by our competitors and/or product offerings could also impact our ability to retain customers. While we believe that the market for premium customers will continue to grow, the market could become saturated as competition in this customer segment increases.

For a more detailed description of the competitive factors affecting each operating company, see the “Competition” discussion for each of those operating companies under “— K. Operating Companies.”

I.	Regulation

The licensing, construction, ownership and operation of wireless communications systems are regulated by governmental entities in the markets in which our operating companies conduct business. The grant, maintenance, and renewal of applicable licenses and radio frequency allocations are also subject to regulation. In addition, these matters and other aspects of wireless communications system operations, including rates charged to customers and the resale of wireless communications services, may be subject to public utility regulation in the jurisdiction in which service is provided. Further, statutes and regulations in some of the markets in which our operating companies conduct business impose limitations on the ownership of telecommunications companies by foreign entities. Changes in the current regulatory environments, the interpretation or application of current regulations or future judicial intervention in those countries could impact our business. These changes may affect interconnection arrangements, requirements for increased capital investments, prices our operating companies are able to charge for their services or foreign ownership limitations, among other things. For a more detailed description of the regulatory environment in each of the countries in which our managed operating companies conduct business, see the “Regulatory and Legal Overview” discussion for each of those operating companies under “— K. Operating Companies.”

J.	Foreign Currency Controls and Dividends

In some of the countries in which we operate, the purchase and sale of foreign currency is subject to governmental control. Additionally, local law in some of these countries may limit the ability of our operating companies to declare and pay dividends. Local law may also impose a withholding tax in connection with the payment of dividends. For a more detailed description of the foreign currency controls and dividend limitations and taxes in each of the countries in which our managed operating companies conduct business, see the “Foreign Currency Controls and Dividends” discussion for each of those operating companies under “— K. Operating Companies.”

K.	Operating Companies

1.	Mexico

Operating Company Overview.  We refer to our wholly-owned Mexican operating company, Comunicaciones Nextel de Mexico, S.A. de C.V., as Nextel Mexico. Several wholly-owned subsidiaries of Nextel Mexico provide digital mobile services under the trade name “Nextel” in the following major business centers with populations in excess of 1 million and along related transportation corridors:

Digital

Mexico City
Guadalajara
Puebla
Leon
Monterrey
Toluca
Tijuana
Torreon
Ciudad Juarez
Merida
San Luis Potosi
Cuernavaca

In addition, Nextel Mexico is currently offering digital services in a number of additional cities and related connecting routes and continues to offer analog services in several other markets.

Nextel Mexico has licenses to use 800 MHz spectrum in markets covering about 104 million people. In addition, Nextel Mexico has a total covered population for digital services of about 60 million people. As of December 31, 2006, Nextel Mexico provided service to about 1,544,600 digital handsets.

In September 2006, Nextel Mexico signed an agreement to acquire all of the shares of Cosmofrecuencias, S.A. de C.V. for $200.0 million in cash. On October 25, 2006, Nextel Mexico received the necessary regulatory approvals and released the $200.0 million to complete this acquisition. This acquisition provides Nextel Mexico with a local fixed/mobile wireless telephone concession, which we expect will result in interconnect and operating cost savings, as well as additional revenue generating opportunities in the future. This acquisition also provides Nextel Mexico with 50MHz of 3.4GHz spectrum nationwide in Mexico.

Nextel Mexico is headquartered in Mexico City and has many regional offices throughout Mexico. As of December 31, 2006, Nextel Mexico had 3,337 employees.

Competition.  Nextel Mexico’s digital mobile network competes with cellular and personal communications services system operators in its market areas.

We compete on a nationwide basis with Radiomovil Dipsa, S.A. de C.V., known as Telcel, which is a subsidiary of America Movil, S.A. de C.V., an affiliate of Telefonos de Mexico, S.A. de C.V., known as Telmex, which holds the Cellular B-Band concession and an additional personal communications services license throughout Mexico. Telcel was the first wireless operator in the country and is the largest provider of wireless services in Mexico. We also compete on a nationwide basis with Iusacell, S.A. de C.V. and its affiliate Operadora Unefon, S.A. de C.V., as well as with Telefonica, S.A., which is the second largest wireless operator in the country. All of these wireless operators use a combination of cellular and PCS licenses.

On January 10, 2005, the Mexican government began an auction for spectrum in the 806-821 MHz to 851-866 MHz frequency band. Inversiones Nextel de Mexico, a subsidiary of Nextel Mexico, participated in this auction. The spectrum auction was divided into three separate auctions: Auction 15 for Northern Mexico Zone 1, Auction 16 for Northern Mexico Zone 2 and Auction 17 for Central and Southern Mexico. The auctions were completed between February 7 and February 11. Nextel Mexico won an average of 15 MHz of nationwide spectrum, except for Mexico City, where no spectrum was auctioned off and where Nextel Mexico has licenses covering approximately 21 MHz in the 800 MHz band. The corresponding licenses and immediate use of the spectrum were granted to Inversiones Nextel de Mexico on March 17, 2005. These new licenses have an initial term of 20 years and are renewable thereafter for 20 years. The spectrum licenses that Nextel Mexico acquired have allowed it to significantly expand its digital mobile network over the past two years and will allow it to continue that expansion in the future, thereby allowing it to cover a substantial portion of the Mexican national geography and population.

As of December 31, 2006, Nextel Mexico provided service to about 3% of the total digital handsets in commercial service in Mexico.

We believe that the most important factors upon which Nextel Mexico competes are customer service, a high quality network, brand recognition, consultative distribution channels (through which the characteristics, features and benefits of our services and details concerning our available rate plans, as well as what plans and features best meet the customer’s needs, are discussed directly with prospective customers) and its differentiated services, primarily our Direct Connect service, which is available throughout all areas where Nextel Mexico provides digital service. While its competition generally targets the prepaid market, Nextel Mexico primarily targets businesses, and all of its subscribers are on postpaid contracts.

Regulatory and Legal Overview.  The Secretary of Communications and Transportation of Mexico regulates the telecommunications industry in Mexico. The Mexican Telecommunications Commission oversees specific aspects of the telecommunications industry on behalf of the Secretary of Communications and Transportation.

The existing telecommunications law, which went into effect in 1995, restricts foreign ownership in telecommunications to a maximum of 49% voting equity interest except for cellular telephony, which has no such restriction. However, most of the licenses held by Nextel Mexico prior to 2000 are not subject to the 49% foreign ownership limitation as such licenses were originally granted under the old telecommunications law that had no such limitation to foreign ownership. All of the licenses acquired by Nextel Mexico after January 1, 2000 are held through Inversiones Nextel de Mexico, a corporation with a capital structure known under applicable corporate law as “neutral stock,” in which Nextel Mexico owns approximately 99.99% of the economic interest, but only 49% of the voting shares. The remaining 51% of the voting shares in Inversiones Nextel de Mexico, which is held by one Mexican shareholder, is subject to a voting trust agreement and a shareholders’ agreement between Nextel Mexico and this shareholder that establish governance controls and transfer restrictions that are designed to protect Nextel Mexico’s interests.

The current telecommunications law requires mandatory interconnection between all telecommunication networks under reciprocal terms and conditions when it is technically possible. Notwithstanding the foregoing, some telecommunications companies have had difficulty obtaining interconnection services under reciprocal terms and conditions from other telephone operators. Because Nextel Mexico has operated under SMR licenses in the 800 MHz band, it was not deemed a telephone operator and has historically not been granted telephone numbers. As a result, it was unclear whether Nextel Mexico was entitled to reciprocal interconnection terms and conditions with wireline and wireless public telephone networks. Meanwhile, to ensure its access to interconnection, Nextel Mexico entered into commercial agreements with other local, point to point and long distance carriers such as Alestra, Avantel, Axtel, Bestel and Telmex that provide interconnection between Nextel Mexico’s networks and the public switched telephone network. Nextel Mexico has also executed commercial agreements to exchange SMS traffic with Telcel, Telefonica, Iusacell and Unefon. In 2006, in connection with the acquisition of Cosmofrecuencias, S.A. de C.V., Nextel Mexico acquired a local license that is expected to provide it with cost benefits as a result of its right to reciprocal interconnection terms with wireline and wireless public telephone networks and with the right to acquire local numbers.

As of December 31, 2006, Nextel Mexico’s license-holding subsidiaries had filed with the Secretary of Communications and Transportation requests for renewal of 30 concessions. Although we do not foresee any problems with the renewal applications, there is no guarantee that such renewals will be granted. Failure to renew these licenses could have a significant adverse impact on our operations.

Foreign Currency Controls and Dividends.  Because there are no foreign currency controls in place, Mexican currency is convertible into U.S. dollars and other foreign currency without restrictions. Mexican companies may distribute dividends and profits outside of Mexico if the Mexican company meets specified distribution and legal reserve requirements. Under Mexican corporate law, approval of a majority of stockholders attending an ordinary stockholders’ meeting of a corporation is required to pay dividends. Dividends paid out of Nextel Mexico’s accumulated taxable income are not subject to withholding tax; a tax of up to 40% is imposed on Nextel Mexico if it pays dividends in excess of this amount. This tax may be creditable against Nextel Mexico’s future tax liability. A 15% withholding tax applies to interest paid by Nextel Mexico to NII or its U.S. affiliates.

Income Tax Legislation.  In December 2002, the Mexican government enacted tax legislation, effective as of January 1, 2003, that reduced the corporate tax rate from 35% to 34% in 2003 and further reduced that rate to 33% in 2004. In December 2004, the Mexican government enacted additional tax legislation, effective January 1, 2005, which reduced the corporate tax rate to 30% for 2005 and 29% for 2006 and will further reduce the corporate tax rate to 28% for 2007.

2. Brazil

Operating Company Overview.  We refer to our wholly-owned Brazilian operating company, Nextel Telecomunicacoes Ltda., as Nextel Brazil. Nextel Brazil provides analog and digital mobile services under the tradename “Nextel” in the following major business centers with populations in excess of 1 million, along related transportation corridors, as well as in a number of smaller markets:

Digital	Analog

Rio de Janeiro	Salvador
Sao Paulo	Recife
Curitiba	Fortaleza
Brasilia
Goiania
Belo Horizonte
Campinas
Porto Alegre

Nextel Brazil has licenses in markets with an aggregate population of about 147 million people. In addition, Nextel Brazil has a total covered population for digital services of about 63 million people. As of December 31, 2006, Nextel Brazil provided service to about 899,000 digital handsets.

Nextel Brazil’s operations are headquartered in Sao Paulo, with branch offices in Rio de Janeiro and various other cities. As of December 31, 2006, Nextel Brazil had 2,146 employees.

Competition.  Nextel Brazil competes with other analog SMR and cellular and personal communications services providers. The largest competitors are Vivo (a joint venture of Telefonica S.A. and Portugal Telecom S.A.), which has the largest market share in the Sao Paulo Metropolitan Area and Rio de Janeiro, as well as several other regional operators; Telecom Americas, which owns Claro and is controlled by America Movil; Telecom Italia Mobile; TNL PCS S.A. (a personal communications services operating subsidiary of Telemar Norte Leste S.A., Brazil’s largest wireline incumbent, and which markets under the brand name “Oi”); and Brasil Telecom — GSM, a subsidiary of Brasil Telecom S.A. Nextel Brazil also competes with other regional cellular and wireless operators including Telemig Celular S.A. There are also several small SME competitors in the analog market in various regions in Brazil.

As of December 31, 2006, Nextel Brazil provided service to about 1% of the total digital handsets in commercial service in Brazil.

We believe that the most important factors upon which Nextel Brazil competes are customer service, a high quality network, consultative distribution channels (through which the characteristics, features and benefits of our services and details concerning our available rate plans, as well as what plans and features best meet the customer’s needs, are discussed directly with prospective customers), a differentiated brand positioning and its differentiated services, primarily our Direct Connect service, which is available throughout all areas where Nextel Brazil provides digital service. While its competition generally targets the prepaid market, Nextel Brazil primarily targets small and medium-sized businesses with mobile workforces and high-end individuals. Substantially all of its subscribers are on contracts that provide for recurring monthly payments for services for a specified term.

Regulatory and Legal Overview.  Prior to 2000, the Brazilian telecommunications regulations imposed various restrictions that significantly limited the ability of Nextel Brazil to provide digital mobile services to all potential customer groups. On April 27, 2000, Brazil’s telecommunications regulatory agency, Agencia Nacional de Telecomunicacoes, known as Anatel, approved new rules relating to SMR services in Brazil. As a result of these regulations, together with subsequent supplements and modifications, Brazil began opening its markets to wider competition in the mobile wireless communications market where we operate.

Among others, the regulations issued in 2000 allowed affiliated companies to hold more than one license in the same service area, but still limited SMR licensees and their affiliates to a maximum holding of 10 MHz of spectrum in the same service area. Under those rules, Anatel was allowed to lift the spectrum restriction from 10 MHz up to 15 MHz in localities where the need for more spectrum would be duly justified. In the case of Sao Paulo and Rio de Janeiro, the two largest and most congested metropolitan areas in Brazil, Anatel approved the increase in our spectrum to 15 MHz and published for comment regulations that would lift the restriction of 15 MHz in other cities. A revised SMR services regulation was approved by Anatel on May 5, 2005 under Resolution No. 404 and expressly revoked the April 27, 2000 rules. Under the current regulation, SMR operators and their affiliates are allowed to hold up to 15 MHz of spectrum in the same service area. In addition, the May 5, 2005 regulations annulled the former regulation relating to areas of authorization and replaced it with a new SMR Authorizations General Plan issued by Anatel under Resolution No. 405.

Although we believe that these regulations give us significantly greater flexibility to provide digital mobile services, we are still required to provide two-way radio as a basic service before we can provide any other service. For example, we cannot offer interconnection to the public telephone system without providing dispatch services.

On October 17, 2001, Anatel enacted certain rules that allow carriers to charge calling party pays charges. These regulations clarified, among other things, how SMR companies like Nextel Brazil would be paid by other companies if they wished to interconnect with Nextel Brazil’s network. These rules also allowed Nextel Brazil to amend its interconnection agreements to reflect the calling party pays charges. We have negotiated agreements with all significant fixed line and wireless operators in Brazil to reflect the additional payments between carriers as a result of the calling party pays charges. These agreements are subject to annual renewals. Calling party pays was also incorporated into the May 5, 2005 regulations, which, in addition, revoked and replaced the October 17, 2001 rules with new SMR network remuneration regulations, which were approved under Resolution No. 406. In effect, the new regulations permit Nextel Brazil to compensate other operators for calls terminated in their network under a formula that reduces the amount paid to them by allowing a percentage of these calls to be treated as “bill and keep.” These modifications to the SME regulations became immediately effective and resulted in savings to Nextel Brazil in relation to interconnect charges made by other carriers.

Any company interested in obtaining new SMR licenses from Anatel must apply and present documentation demonstrating certain technical, legal and financial qualifications. Anatel may communicate its intention to grant new licenses, as well as the terms and conditions applicable, such as the relevant price. Before granting any license, Anatel is required to publish an announcement in the official gazette. Any company willing to respond to Anatel’s invitation, or willing to render the applicable service in a given area claimed by another interested party, may have the opportunity to obtain a license. Whenever the number of claimants is larger than the available spectrum, Anatel is required to conduct competitive bidding to determine which interested party will be granted the available licenses.

A license for the right to provide SMR services is granted for an undetermined period of time. While the associated radio frequencies are licensed for a period of 15 years, they are renewable only once for an additional 15-year period. Renewal of the license is subject to rules established by Anatel. The renewal process must be filed at least three years before the expiration of the original term and must be decided by Anatel within 12 months of its filing. Anatel may deny a request for renewal of the license only if the applicant is not making rational and adequate use of the frequency, the applicant has committed repeated breaches in the performance of its activities, or there is a need to modify the radio frequency allocation. Nextel Brazil recently renewed licenses for an additional term of 15 years, which begins from the respective expiration of each license.

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

The Nextel Brazil subsidiaries through which any dividend is expected to flow have applied to the Brazilian Central Bank for registration of its investments in foreign currency. We intend to structure future capital contributions to Brazilian subsidiaries to maximize the amount of share capital and dividends that can be repatriated through the exchange market. However, we may not be able to repatriate share capital and dividends on foreign investments that have not been registered.

Brazilian law provides that the Brazilian government may, for a limited period of time, impose restrictions on the remittance by Brazilian companies to foreign investors of the proceeds of investments in Brazil. These restrictions may be imposed whenever there is a material imbalance or a serious risk of a material imbalance in Brazil’s balance of payments. The Brazilian government may also impose restrictions on the conversion of Brazilian currency into foreign currency. These restrictions may hinder or prevent us from purchasing equipment required to be paid for in any currency other than Brazilian reais. Under current Brazilian law, a company may pay dividends from current or accumulated earnings. Dividend payments from current earnings are not subject to withholding tax. Interest and payments other than principal amounts of foreign loans are generally subject to a 15% withholding tax and a 0.38% financial transactions tax.

3. Argentina

Operating Company Overview.  We refer to our wholly-owned Argentine operating company, Nextel Communications Argentina S.A. (formerly, Nextel Argentina S.R.L.), as Nextel Argentina. Nextel Argentina provides digital mobile services under the tradename “Nextel” in the following major business centers with populations in excess of 1 million, along related transportation corridors, as well as in a number of smaller markets:

Digital
Buenos Aires
Cordoba
Rosario
Mendoza

Nextel Argentina has licenses in markets with an aggregate population of about 21 million people. In addition, Nextel Argentina has a total covered population for digital services of about 20.5 million people. As of December 31, 2006, Nextel Argentina provided service to about 650,700 digital handsets.

Nextel Argentina is headquartered in Buenos Aires and has regional offices in Mar del Plata, Rosario, Mendoza, Cordoba and Santa Fe, and seven branches in Buenos Aires. As of December 31, 2006, Nextel Argentina had 1,197 employees.

In July 2006, Nextel Argentina signed an agreement, pending regulatory approval, to purchase all of the stock of Velocom Argentina, S.A., a wireless internet access and data transmission company, for $6.0 million in cash and the assumption of certain liabilities, of which $0.6 million has been paid as of December 31, 2006. As a result of this transaction, Nextel Argentina will acquire 50 MHz of 3.4 GHz spectrum nationwide in Argentina.

Competition.  There are three cellular service providers in Argentina with which Nextel Argentina competes: the Telefonica Moviles Group, which owns both Compania de Radiocomunicaciones Moviles S.A. (previously Movicom) and Telefonica Comunicaciones Moviles S.A. (previously Unifon), both of which are now commercially known as Movistar, Compania de Telefonos del Interior S.A., or CTI, which is owned by America Movil S.A. de C.V., and Telecom Personal S.A., or Personal, which is owned by Telecom Argentina S.A. All of these companies or their subsidiaries also hold personal communications services, or PCS, licenses. The cellular and PCS licenses each cover only a specific geographic area, but together, the licenses provide each of Nextel Argentina’s competitors with national coverage. The PCS licenses and associated frequencies provide existing cellular companies with increased spectrum capabilities and the ability to launch a wide range of wireless products and services. Affiliated companies of Movistar, CTI and Personal also hold wireline local and long distance telephone licenses. As a result of the purchase of Movicom by the Telefonica Moviles Group, and due to existing limitations in the amount of spectrum that a group may hold in any given geographical region or area (50 MHz maximum), Movistar may, in the near future, be forced to return approximately 45 MHz of spectrum in certain regions where it may exceed the 50 MHz limitation. This may create opportunities for existing carriers or new entrants to bid for such spectrum should such spectrum be auctioned off publicly. The Argentine government, however, has announced that this spectrum will be awarded to a new government sponsored mobile services company made up of existing telephone cooperatives. Although it was announced that the new company would begin operations during 2006, no new announcements have been made. In the specific SMR market, Nextel Argentina’s only major competitor is Movilink, which is now owned by the Telefonica Moviles Group.

As of December 31, 2006, Nextel Argentina provided service to about 2% of the total mobile handsets in commercial service in Argentina.

We believe that the most important factors upon which Nextel Argentina competes are customer service, a high quality network, brand recognition, consultative distribution channels (through which the characteristics, features and benefits of our services and details concerning our available rate plans, as well as what plans and features best meet the customer’s needs, are discussed directly with prospective customers) and its differentiated services, primarily our Direct Connect service, which is available throughout all areas where Nextel

Argentina provides digital service. While its competition generally targets the prepaid market, Nextel Argentina primarily targets small and medium-sized businesses with mobile workforces and high-end individuals. Substantially all of its subscribers are on contracts that provide for recurring monthly payments for services for a specified term.

New telecommunications regulations aimed at opening the Argentine market to wider competition went into effect in November 2000. As a result, a number of new companies have obtained licenses to offer a variety of services.

Regulatory and Legal Overview.  The Comision Nacional de Comunicaciones, referred to as the Argentine CNC, the Secretary of Communications of Argentina, and the Ministry of Federal Planning, Public Investments and Services are the Argentine telecommunications authorities responsible for the administration and regulation of the SMR industry.

SMR licenses granted through December 31, 2000 have an indefinite term, and those licenses granted beginning January 1, 2001 expire after a 10-year term. Both types of licenses are subject to revocation for violation of applicable regulatory rules. Argentina does not impose any limitation on foreign ownership of SMR licenses. Analog and digital mobile service must begin within 180 business days after receipt of channel assignment. Failure to meet service or loading requirements can result in revocation of the channel authorizations. The Argentina CNC may revoke SMR licenses upon the occurrence of a third breach by the licensee of service requirements. SMR licenses and channel authorizations also may be revoked for violation of other regulatory authority rules and regulations. Nextel Argentina believes it has satisfied all of its loading requirements on its existing spectrum position.

SMR providers are assured interconnection with the public switched telephone network according to the terms under which the channels were awarded, as well as under other applicable laws. Furthermore, interconnection with the public switched telephone network must be on a nondiscriminatory basis. Nextel Argentina provides interconnect services to its subscribers under interconnection agreements with Telefonica de Argentina S.A. and Telecom Argentina S.A., as well as other smaller local carriers. In May 1999, the Argentina Secretary of Communications authorized Nextel Argentina to implement a calling party pays program with the fixed line carriers with whom it interconnects, which it has since implemented.

The tariffs for the SMR are freely fixed by the providers. Charges for calling party pays calls originating in fixed lines depend on a reference price set periodically by the Ministry of Federal Planning, Public Investments and Services.

In September 2000, Argentina’s president signed a decree that put into effect new telecommunications regulations. The purpose of the regulations is to guarantee the complete deregulation and free competition of the telecommunications industry in Argentina. The rules apply to all telecommunications companies and cover the following:

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

The regulations do not impose any minimum investment, loading or other requirements on holders of licenses, but to obtain trunking frequencies they impose certain rules of origin that mandate that at least 30% of any new infrastructure be of Argentine origin (see “SMR spectrum regulations” below). Some requirements do apply to the launch of a new service, such as a requirement to launch the service within 18 months from the date of its registration. The grant of a license is independent of the resources required to provide a service and specifically does not include the right to the use of spectrum.

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

•	Universal service. The regulations establish a levy equal to 1% of service revenue minus applicable taxes and specified related costs to fund service in remote and underserved areas. The license holder can choose either to pay the resulting amount into a fund for universal service development or participate directly in offering services to specific geographical areas under an annual plan designed by the federal government. Although regulations state that this levy would be applicable beginning January 1, 2001, the regulatory authorities have not taken the necessary actions to implement the levy. However, Resolution No. 99/05, dated May 5, 2005, issued by the Secretary of Communications prohibits telecommunications operators from itemizing the levy in customer invoices or passing through the levy to customers. In addition, following the Secretary’s instructions in July 2005, the Argentine CNC has ordered operators, including Nextel Argentina, to return the levy collected from customers, if any. Nextel Argentina filed legal actions challenging these regulations. On October 14, 2005, the Secretary of Communications issued Resolution No. 301/05, which rejected Nextel Argentina’s claim against Resolution No. 99/05. As a result, Nextel Argentina was ordered to reimburse the amounts collected as universal service contributions plus interest within a 15-day period. In November 2005, Nextel Argentina filed an administrative claim and requested a judicial injunction against this resolution. All current legal actions are pending. Nextel Argentina billed this tax as Universal Tax on customer invoices during the period from January 2001 to August 2001 for a total amount of $0.2 million. Subsequent to August 2001, Nextel Argentina did not segregate a specific charge or identify any portion of its customer billings as relating specifically to the Universal Tax and, in fact, raised its rates and service fees to customers several times after this period unrelated to the Universal Tax. As of April 1, 2006, Nextel Argentina changed its rate plan structure, which eliminated all other charges and any further contingencies related to this tax. As required by legislation that was passed in October 2005, in March 2006, Nextel Argentina reimbursed to customers the amounts invoiced during the period from January 2001 to August 2001 for a total amount of $0.2 million, plus interest. In addition, in April 2006, Nextel Argentina filed a judicial claim against the legislation passed in May 2005, which is currently pending. See Note 9 to our consolidated financial statements included at the end of this annual report on Form 10-K for more information.

•	Administration of spectrum. The regulation contains only general principles and guidelines with respect to the authorization of new spectrum and frequencies, thus this general regulation is governed by other regulations ruling each specific service. To ensure the efficient and effective use of spectrum, the Secretary is empowered to partially or totally revoke awarded spectrum if it is not used, or if it is not used in accordance with the terms and conditions under which it was granted. Licenses and spectrum authorizations may not be transferred nor assigned, in whole or in part, without prior written approval of regulatory authorities. Prior authorization is also required upon a change of control as a result of the transfer of the licensee’s capital stock.

•	SMR spectrum regulations. In July 2001, the Secretary of Communications established rules under which new SMR spectrum is awarded. New spectrum authorizations expire in 10 years. Currently, approximately half of Nextel Argentina’s channels have no expiration term, and the remaining half of Nextel Argentina’s channels have 10-year terms. These rules also require telecommunications operators that are awarded with new spectrum authorizations to purchase at least 30% of new infrastructure from Argentinean source goods. The regulation is not clear as to the method to be used to compute this percentage.

Foreign Currency Controls and Dividends.  On January 6, 2002, the Argentine Emergency Law No. 25,561 became effective and formally declared a public emergency in economic, administrative, financial and exchange control matters. The law empowered the Federal Executive Power to regulate those areas until December 10, 2003, subject to overview by the National Congress. The Emergency Law amended several provisions of the 1991 Convertibility Law No. 23,928, the most significant of which was to repeal the peg of the Argentine peso to the U.S. dollar. The effectiveness of the Argentine Emergency Law was recently extended through December 31, 2007 by the passing of Law No. 26,204.

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

On June 9, 2005, the Federal Executive Power issued Decree No. 616/2005, which introduced new restrictions to the transfer of funds to and from Argentina and created a mandatory deposit of 30% of the funds transferred to Argentina. Such decree provides that, under certain circumstances, both Argentinean residents and non-Argentinean residents transferring funds from abroad to Argentina are obligated to make a 365-day registered non-transferable non-interest bearing cash deposit equal to 30% of the funds transferred by them to Argentina. Among others, foreign direct investment and primary issuances of debt or cash securities with public offering in the capital or stock markets are exempt from such restricted deposit requirement.

Under applicable Argentine corporate law, a company may pay dividends only from liquid and realized profits as shown on the company’s financial statements prepared in accordance with Argentine generally accepted accounting principles and duly approved by the shareholders meeting. Of those profits, 5% must be set aside until a reserve of 20% of the company’s capital stock has been established. Subject to these requirements, the balance of profits may be declared as dividends and paid in cash upon a majority vote of the stockholders. Dividends paid out of Nextel Argentina’s accumulated taxable income are not subject to a withholding tax; a 35% withholding tax applies to dividends paid in excess of this amount. A withholding tax of 35% applies to interest paid by Nextel Argentina to NII or its U.S. subsidiaries.

4. Peru

Operating Company Overview.  We refer to our wholly-owned Peruvian operating company, Nextel del Peru, S.A., as Nextel Peru. Nextel Peru provides digital mobile services under the tradename “Nextel” in the following major business centers with a population in excess of 1 million and along related transportation corridors:

Digital
Lima
Ancash
La Libertad
Lambayeque
Piura
Arequipa
Cuzco
Puno

Nextel Peru operates parallel analog and digital mobile networks in the metropolitan area of Lima. It also operates an analog network in the metropolitan area of Arequipa. Nextel Peru has licenses in markets with an aggregate population of about 20 million people. In addition, Nextel Peru has a total covered population for digital services of about 16 million people. As of December 31, 2006, Nextel Peru provided service to about 345,200 digital handsets.

Nextel Peru is headquartered in Lima. As of December 31, 2006, Nextel Peru had 864 employees.

In October 2006, Nextel Peru purchased all of the shares of Millicom Peru, S.A., or Millicom, for a purchase price of $5.0 million. As a result of this transaction, Nextel Peru acquired 50 MHz of 3.4 GHz spectrum in all major provinces, as well as various network assets and equipment.

Competition.  Nextel Peru competes with all other providers of mobile services in Peru, including cellular operator Telefonica Moviles S.A., which, as of October 2004, acquired and consolidated with the company that was formerly known as Bellsouth Peru S.A., and personal communications services provider America Movil Peru S.A.C., a subsidiary of Mexico’s America Movil, which in May 2005, won the “C” Band in the PCS services auction and, as of August 2005, acquired and consolidated with TIM Peru S.A.C., another provider of PCS services. Telefonica Moviles S.A. provides nationwide coverage and operates under the brand name “Movistar.” America Movil provides nationwide coverage and operates under the brand name “Claro.”

As of December 31, 2006, Nextel Peru provided service to about 4% of the total digital handsets in commercial service in Peru.

We believe that the most important factors upon which Nextel Peru competes are customer service, a high quality network, brand recognition and its differentiated services, primarily our Direct Connect service, which is available throughout all areas where Nextel Peru provides digital service. Nextel Peru primarily targets mobile workforces, including large, mid-size and small corporations and their respective business networks.

Regulatory and Legal Overview.  The Organismo Supervisor de Inversion Privada en Telecomunicaciones of Peru, known as OSIPTEL, and the Ministry of Transportation and Communications of Peru, referred to as the Peruvian Ministry of Communications, regulate the telecommunications industry in Peru. OSIPTEL oversees private investments and competition in the telecommunications industry. The Peruvian Ministry of Communications grants telecommunications licenses and issues regulations governing the telecommunications industry. In 1991, the Peruvian government began to deregulate the telecommunications industry in an effort to promote free and open competition. The Telecommunications Law of Peru, the general regulations under that law and the regulations issued by OSIPTEL govern the operation of SMR services in Peru, which is considered a public mobile service in the same category as cellular and personal communications services operators.

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

Under the general regulations of Peru’s telecommunications law, all public telecommunications service providers have the right to interconnect to the networks of other providers of public telecommunications services. Furthermore, interconnection with these networks must be on an equal and nondiscriminatory basis. The terms and conditions of interconnection agreements must be negotiated in good faith between the parties in accordance with the interconnect regulations and procedures issued by OSIPTEL. Nextel Peru is presently interconnected with all major telecommunications operators in Peru, including Telefonica del Peru S.A.A., Telefonica Moviles S.A., America Movil Peru S.A.C. (formerly TIM Peru S.A.C.) and Telmex Peru S.A. (formerly AT&T Peru S.A.). Peru imposes no limitation on foreign ownership of SMR or paging licenses or licensees. In November 2005, OSIPTEL adopted regulations that resulted in savings in interconnect rates over a three-year period beginning January 1, 2006.

In 1998, Nextel Peru entered into a 10-year tax stability agreement with the Peruvian government that suspends its net operating loss carryforwards from expiring until Nextel Peru generates taxable income. Once Nextel Peru generates taxable income, Nextel Peru has four years to utilize those tax loss carryforwards and any taxable income in excess of the tax loss carryforwards will be taxed at 30%. During 2005 and 2006, Nextel Peru generated taxable income and utilized a portion of the tax loss carryforwards. The remaining tax loss carryforwards in Peru will expire on December 31, 2008 if not used by that date. At this time, we believe it is more likely than not that these tax loss carryforwards will be fully utilized prior to their expiration.

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

The payment and amount of dividends on Nextel Peru’s common stock is subject to the approval of a majority of the stockholders at a mandatory meeting of its stockholders. According to Peruvian corporate law, the stockholders may decide on the distribution of interim dividends or, alternatively, delegate the decision to the board of directors. Dividends are also subject to the availability of profits, determined in accordance with Peruvian generally accepted accounting principles. Profits are available for distribution only after 10% of pre-tax profits have been allocated for mandatory employee profit sharing, and 10% of the net profits have been set aside to constitute a legal reserve. This reserve is not available for use except to cover losses in the profit and loss statement. This reserve obligation remains until the legal reserve constitutes 20% of the capital stock. Once this legal reserve is met, the balance of the net profits is available for distribution. A 4.1% withholding tax applies to dividends paid by Nextel Peru to its foreign shareholders, and a 30% withholding tax applies to interest paid by Nextel Peru to NII or its non-Peruvian subsidiaries.

5. Chile

Operating Companies Overview.  We refer to our wholly-owned Chilean operating company, Centennial Cayman Corporation Chile S.A., as Nextel Chile. Nextel Chile provides analog services under the tradenames “Centennial” and “Multikom” and digital mobile services under the tradename “Nextel”. These operating companies provide digital service in Santiago and analog service in Santiago, Valparaiso and Vina del Mar and along related transportation corridors, as well as in a number of smaller markets.

Our Chilean companies have licenses covering about 16 million people, of which about 5.5 million are now covered with our digital mobile service. As of December 31, 2006, Nextel Chile provided services to about 900 digital handsets and 3,800 analog handsets.

Nextel Chile is headquartered in Santiago, Chile. As of December 31, 2006, Nextel Chile had 65 employees.

Competition.  Currently, there are no other providers of digital SMR services in Chile. Competitors in the analog SMR business in Chile are Gallyas S.A., Mobilink S.A. and Sharfstein, S.A.

There are also three mobile telephone service providers authorized to operate throughout Chile. These providers are Entel Chile, Telefonica Moviles de Chile S.A. and Claro S.A.

Entel Chile, which was formerly controlled by Telecom Italia Movil, or TIM, has been controlled by Chilean national investors since 2005 and, through its subsidiaries Entel PCS Telecomunicaciones S.A. and Entel Telefonica Movil S.A., operates two 30MHz concessions in the 1900MHz band with GSM technology.

Telefonica Moviles de Chile S.A., also known by its commercial name, Movistar, is controlled by Telefonica Moviles S.A. of Spain and operates one 25MHz concession in the 800MHz band with TDMA technology and one 20MHz concession in the 1900MHz band with GSM/GPRS technology. It also operates another 10MHz concession in the 1900 MHz band with CDMA technology and previously held another concession of 25MHz in the 800MHz band that was acquired by Claro S.A. during the second half of 2006.

Finally, Claro S.A., which is owned by America Movil, is the third mobile operator in Chile. Claro S.A. operates a 30MHz concession in the 1900MHz band under the trademark “Claro” and auctioned a 25MHz concession in the 800MHz band from Telefonica Moviles de Chile S.A.

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

Telecommunications concessions granted by the Chilean regulatory authorities are not limited as to their number, type of service or geographical area. Therefore, it is possible to grant two or more concessions for the provision of the same service on the same location, except where technical limitations exist. Concessions for the provision of public telecommunications services are generally granted for a 30-year period. These concessions may be renewed for additional 30-year periods if requested by the concessionaire.

In Chile, concessionaires of public telecommunications services and concessionaires of long distance telephonic services are required by law to establish and accept interconnections with each other. These interconnections allow subscribers and users of public telecommunications services of the same type to make and receive calls from and to the public switched telephone network inside and outside of Chile. Telecommunications services of the same type are all those that are technically compatible with each other. The Undersecretary determines which telecommunications services are technically compatible. The interconnection must be performed according to the technical rules, procedures and terms established by the Undersecretary. The Undersecretary has issued regulations relating to the interconnection of public telephone networks with other public telecommunications services of the same type. On January 31, 2001, the Undersecretary published a new technical rule related to the provision of digital SMR services. However, under these regulations, even if services are determined to be of the same type, providers of public telecommunications services may not be interconnected to the public telephone networks unless their concessions expressly authorize interconnection, which in many cases, including some of ours, requires an amendment to the concession. Nextel Chile has been granted that authorization.

Additionally, providers of public telecommunications services of the same type that are authorized to be interconnected with public telephone networks are also able to request the assignment of specific numbering blocks for their subscribers. Rules governing routing procedures have also been adopted to this effect. As with interconnection, a provider of public telecommunications services of the same type must be specifically authorized in its concessions to interconnect before obtaining numbering. Our operating companies have been granted numbering blocks and is currently interconnected to the public switched telephone network.

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

In order to provide digital SMR services in Chile, incorporate digital technology to the networks of our Chilean operating companies and obtain the corresponding authorization to interconnect such networks to the publicly switched telephone network, in 2001, our Chilean operating companies filed for the amendment of a group of SMR concessions totaling 130 channels according to the procedures established in the General Telecommunications Law. On April 26, 2004, the decrees amending the concessions where published in the official gazette ending the amendment process, and authorizing the deployment and interconnection of Nextel Chile’s iDEN network.

Since the publication in the official gazette of the new decrees amending our analog concessions and authorizing us to offer digital service, we originally had a period of 14 to 28 months to build the network. However, in April 2005, we obtained a two-year extension of the build-out deadline. Currently the network has been partly built and approval upon completion of such network has been granted by the authorities, granting Nextel Chile the permission to begin rendering digital services and charging for them. If the rest of the digital network is not completely built within this extended timeframe, and if we cannot obtain a new extension, we may be sanctioned by the Chilean authorities with a written admonition or nominal fines unless Nextel Chile decides to resign the right to build those sites still under building commitments.

On June 14, 2006, the Supreme Court issued a final decision on a lawsuit filed by our mobile telephony competition (Bellsouth and Smartcom, which is currently known as Claro) regarding the validity of a portion of our spectrum concessions. In its decision, the Supreme Court declared that a group of concessions totaling 150 channels in Santiago and additional channels in other parts of the country, which are owned by our operating companies, had been legally granted by the State of Chile, and therefore overturned a prior lower court ruling that had declared them null and void.

These 150 channels are not part of the 130 channels to which digitalization and interconnection had already been granted and with which we deployed our current digital network. In October 2006, Nextel Chile received authorization to use the switch and 20 sites in Santiago and to charge its digital customers for the use of services through its network.

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

Unless otherwise agreed at a stockholders meeting by the unanimous vote of all issued shares, publicly traded corporations must annually distribute at least 30% of the net profits of each fiscal year. This distribution must be in the form of a cash dividend to their stockholders in proportion to their ownership or as otherwise stated in the bylaws. Privately held corporations, such as our Chilean operating companies, must follow the provisions of their bylaws; if the bylaws do not contain these provisions, the rules described above for the distribution of profits by publicly traded stock corporations apply. As a general rule, any dividend paid by Nextel Chile to its foreign shareholders will be subject to a 35% withholding tax rate, reduced by a tax credit to recognize the 17% corporate tax paid by Nextel Chile on the income distributed or remitted abroad. A 35% withholding tax applies to interest paid by Nextel Chile to NII or its U.S. affiliates.

In any event, the board of directors may distribute provisional dividends if the corporation has no accumulated losses, subject to the personal responsibility of the directors approving the distributions.

L.	Employees

As of December 31, 2006, we had 140 employees at the corporate level, and our operating companies had 7,609 employees. Nextel Brazil is a party to a collective bargaining agreement that covers all of its employees and expires on April 30, 2007. Neither we nor any of our other operating companies is a party to any collective bargaining agreement although certain of our operating companies are subject to employment statutes and regulations that establish collective bargaining arrangements that are similar in substance to collective bargaining agreements. We believe the relationship between us and our employees, and between each of our operating companies and its employees, is good.

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

1.  If we are not able to compete effectively in the highly competitive wireless communications industry, our future growth and operating results will suffer.

Our success will depend on the ability of our operating companies to compete effectively with other telecommunications services providers, including wireline companies and other wireless telecommunications companies, in the markets in which they operate.

a.	Some of our competitors are financially stronger than we are, which may limit our ability to compete based on price.

Because of their size and resources, and in some cases ownership by larger companies, some of our competitors may be able to offer services to customers at prices that are below the prices that our operating companies can offer for comparable services. If we cannot compete effectively based on the price of our service offerings and related cost structure, our results of operations may be adversely affected. For example, many of our competitors are well-established companies that have:

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

b.	Our digital mobile networks utilize a proprietary technology and our equipment is more expensive than that of our competitors, which may limit our ability to compete with other companies that rely on more prevalent technologies and less expensive equipment.

Our digital mobile networks utilize iDEN technology developed and designed by Motorola. iDEN is a proprietary technology that relies solely on the efforts of Motorola and any future licensees of this technology for product development and innovation. Additionally, Motorola and RIM are the sole suppliers of all of our handsets. In contrast, our competitors use infrastructure and subscriber equipment that are based on standard technologies like GSM, which is a more widely used technology than iDEN and is available from a number of suppliers. As a result, our competitors benefit from economies of scale and lower costs for handsets and infrastructure equipment. The higher cost of our handsets and other equipment may make it more difficult for us to attract customers, and may require us to absorb a comparatively larger part of the cost of offering handsets to new and existing customers. The combination of these factors may place us at a competitive disadvantage and may reduce our growth and profitability.

c.	Our operating companies may face disadvantages when competing against formerly government-owned incumbent wireline operators or wireless operators affiliated with them.

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

d.	Our coverage is not as extensive as those of other wireless service providers in our markets, which may limit our ability to attract and retain customers.

We have recently expanded the coverage of our networks, particularly in Mexico and Brazil, but our digital mobile networks do not offer nationwide coverage in all of the countries in which we operate and our technology limits our potential roaming partners. As a result, we may not be able to compete effectively with cellular and personal communications services providers, many of whom operate cellular and personal communications networks with more extensive areas of service. Additionally, many of these providers have entered into roaming agreements with each other, which permit these providers to offer coverage to their subscribers in each other’s markets. The iDEN technology that we deploy is not compatible with other wireless technologies such as the digital cellular or personal communications services technologies used by our competitors or with other iDEN networks not operating in the 800 MHz spectrum. Although some of the handset models that we sell are compatible with both iDEN 800 MHz and GSM 900/1800 MHz systems, our customers are not able to roam on other iDEN 800 MHz or GSM 900/1800 MHz systems where we do not have a roaming agreement. As a result, we will not be able to provide roaming coverage to our subscribers outside of our currently operating digital markets until we enter into additional roaming agreements with operators who have deployed IDEN 800 MHz or GSM 900/1800 MHz technology in markets outside of our coverage.

To date, we have not entered into roaming agreements with respect to GSM services offered in the countries in which our operating companies conduct business, but have entered into agreements that allow our customers to utilize roaming services in other countries using the handsets that are compatible with both iDEN and GSM systems and using other GSM handsets.

e.	If we do not keep pace with rapid technological changes, we may not be able to attract and retain customers.

The wireless telecommunications industry is experiencing significant technological change. Future technological advancements may enable other wireless technologies to equal or exceed our current level of service and render iDEN technology obsolete. If Motorola, the sole supplier of iDEN technology, is unable to upgrade or improve iDEN technology or develop other technology to meet future advances in competing technologies on a timely basis, or at an acceptable cost, we will be less able to compete effectively and could lose customers to our competitors. Motorola’s support of the evolution of the iDEN technology and of the development of new features, functionality and handset models could be adversely affected if Sprint Nextel Corporation’s purchases of iDEN equipment decline due to its announced plans to migrate to the next generation CDMA network platform. In addition, competition among the differing wireless technologies could:

•	segment the user markets, which could reduce demand for our technology; and

•	reduce the resources devoted by third-party suppliers, including Motorola, which supplies all of our current digital mobile technology, to developing or improving the technology for our systems.

f.	If our wireless communications technology does not perform in a manner that meets customer expectations, we will be unable to attract and retain customers.

Customer acceptance of the services we offer is and will continue to be affected by technology-based differences and by the operational performance and reliability of our digital mobile networks. We may have difficulty attracting and retaining customers if we are unable to address and resolve satisfactorily performance or other transmission quality issues as they arise or if these issues:

•	limit our ability to expand our network coverage or capacity as currently planned; or

•	place us at a competitive disadvantage to other wireless service providers in our markets.

g.	We may be limited in our ability to grow unless we expand network capacity and coverage and address increased demands on our business systems and processes as needed.

Our subscriber base continues to grow rapidly. To continue to successfully increase our number of subscribers and pursue our business plan, we must economically:

•	expand the capacity and coverage of our networks;

•	secure sufficient transmitter and receiver sites at appropriate locations to meet planned system coverage and capacity targets;

•	obtain adequate quantities of base radios and other system infrastructure equipment; and

•	obtain an adequate volume and mix of handsets to meet subscriber demand.

Our operating performance and ability to retain these new customers may be adversely affected if we are not able to timely and efficiently meet the demands for our services and address any increased demands on our customer service, billing and other back-office functions. We plan to deploy new systems that are designed to support the expected demands on our customer care and billing functions, but the transition to these new systems could heighten these risks.

2.	Because we rely on one supplier to implement our digital mobile networks, any failure of that supplier to perform could adversely affect our operations.

Motorola is currently our sole source for most of the digital network equipment and substantially all of the handsets used throughout our markets, except for the Blackberry handset. In addition, iDEN technology is a proprietary technology of Motorola, meaning that there are no other suppliers of this technology, and it is the only widespread, commercially available digital technology that operates on non-contiguous spectrum. Much of the spectrum that our operating companies hold in each of the markets we serve is non-contiguous. The non-contiguous nature of our spectrum may make it more difficult for us to migrate to a new technology in this spectrum if we choose to do so. Additionally, if Motorola fails to deliver system infrastructure equipment and handsets or enhancements to the features and functionality of our networks on a timely, cost-effective basis, we may not be able to adequately service our existing customers or attract new customers. Nextel Communications, a subsidiary of Sprint Nextel Corporation, is the largest customer of Motorola with respect to iDEN technology and provides significant support with respect to new product development. Nextel Communications and Sprint merged on August 12, 2005, and as a result, Nextel Communications became a subsidiary of Sprint Nextel. The new combined company had previously announced plans to migrate Nextel’s push-to-talk services to a next generation CDMA network platform. Any decrease by Nextel Communications in its use of iDEN technology could significantly increase our costs for equipment and new developments and could impact Motorola’s decision to continue to support iDEN technology. In the event Motorola determines not to continue supporting or enhancing our iDEN based infrastructure and handsets, because Nextel Communications decreases its use of iDEN technology or otherwise, we may be materially adversely affected. We expect to continue to rely principally on Motorola for the manufacture of a substantial portion of the equipment necessary to construct, enhance and maintain our iDEN-based digital mobile networks and for the manufacture of iDEN compatible handsets.

3.	We operate exclusively in foreign markets, and our assets, customers and cash flows are concentrated in Latin America, which presents risks to our operating and financing plans.

a.	We face political and economic risks in our markets, which may limit our ability to implement our strategy and our financial flexibility and may disrupt our operations.

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

Brazil.  The Brazilian economy has been characterized by frequent and occasionally drastic intervention by the Brazilian government and by volatile economic cycles. The Brazilian government has often changed monetary, taxation, credit, tariff and other policies to influence the course of Brazil’s economy. In early 1999, the Brazilian government allowed the Brazilian real to float freely, resulting in 32% depreciation against the U.S. dollar that year. In 2002, the Brazilian real depreciated against the U.S. dollar by 18%.

In addition, economic and market conditions in other emerging markets can influence the perception of Brazil’s economic and political situation.

We are unable to predict the impact that presidential or other contested local or national elections and the associated transfer of power from incumbent officials or political parties to elected victors, such as the recent elections in Mexico, Brazil and Peru, may have on the local economy or the growth and development of the local telecommunications industry. Changes in leadership or in the ruling party in the countries in which we operate may affect the economic programs developed under the prior administration, which in turn, may adversely affect the economies in the countries in which we operate and our business operations and prospects in these countries.

b.	We are subject to fluctuations in currency exchange rates and limitations on the expatriation or conversion of currencies, which may result in significant financial charges, increased costs of operations or decreased demand for our products and services.

Nearly all of our revenues are earned in non-U.S. currencies, while a significant portion of our capital and operating expenditures, including imported network equipment and handsets, and a significant amount of our outstanding debt, is priced in U.S. dollars. In addition, we report our results of operations in U.S. dollars. Accordingly, fluctuations in exchange rates relative to the U.S. dollar could have a material adverse effect on our earnings or assets. For example, the 1999 and 2002 currency devaluations in Brazil resulted in significant charges against our earnings in 1999 and 2002 and negative adjustments to the carrying value of our assets in Brazil. The economic upheaval in Argentina in 2002 led to the unpegging of the Argentine peso to the U.S. dollar exchange rate and the subsequent significant devaluation of the Argentine peso, which resulted in charges against our earnings in 2002 and negative adjustments to the carrying values of our assets in Argentina.

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

c.	Our operating companies are subject to fluctuating economic conditions in the local markets in which they operate, which could hurt their performance.

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

Some of our operating companies conduct business in countries where the rate of inflation is generally higher, and in prior years has been significantly higher, than in the United States. Any significant increase in the rate of inflation in any of these countries may not be completely or partially offset by corresponding price increases implemented by our operating companies, even over the long term.

d.	Our operating companies are subject to local laws and customs in the countries in which they operate, which could impact our financial results.

Our operations are subject to local laws and customs in the countries in which we operate, which may differ from those in the U.S. We could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations, which may be substantially different from those in the United States. In some foreign countries, particularly in those with developing economies, persons may engage in business practices that are prohibited by United States regulations applicable to us such as the Foreign Corrupt Practices Act. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, consultants, contractors and agents will not take actions in violations of our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business.

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

Nextel Brazil has received tax assessment notices from state and federal Brazilian tax authorities asserting deficiencies in tax payments related primarily to value added taxes, import duties and matters surrounding the definition and classification of equipment and services. Nextel Brazil has filed various petitions disputing these assessments. In some cases we have received favorable decisions, which are currently being appealed by the respective governmental authorities. In other cases, our petitions have been denied and we are currently appealing those decisions. We currently estimate the range of possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be between $138.7 million and $142.7 million as of December 31, 2006.

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

h.	The costs we incur to connect our operating companies’ networks with those of other carriers are subject to local laws in the countries in which they operate and may increase, which could adversely impact our financial results.

Our operating companies must connect their telecommunication networks with those of other carriers in order to provide the services we offer. We incur costs relating to these interconnection arrangements and for local and long distance transport services relating to the connection of our transmitter sites and other network equipment. These costs include interconnection charges and fees, charges for terminating calls on the other carriers’ networks and transport costs, most of which are measured based on the level of our use of the related services. We are able to recover a portion of these costs through revenues earned from charges we are entitled to bill other carriers for terminating calls on our network, but because users of mobile telecommunications services who purchase those services under contract generally, and business customers like ours in particular, tend to make more calls that terminate on other carriers’ networks and because we have a smaller number of customers than most other carriers, we usually incur more charges than we are entitled to receive under these arrangements. The terms of the interconnection and transport arrangements, including the rates that we pay, are subject to local regulation in most of the countries in which we operate, and often require us to negotiate agreements with the other carriers, some of whom are our competitors, in order to provide our services. Our costs relating to these interconnection and transport arrangements are subject to fluctuation both as a result of changes in regulations in the countries in which we operate and the negotiations with the other carriers.

Changes in these factors could result in increased costs for the related services that we may not be able to recover through increased revenues, which could adversely impact our financial results.

4.	Government regulations determine how we operate in various countries, which could limit our growth and strategic plans.

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

5.	If our licenses to provide mobile services are not renewed, or are modified or revoked, our business may be restricted.

Wireless communications licenses and spectrum allocations are subject to ongoing review and, in some cases, to modification or early termination for failure to comply with applicable regulations. If our operating companies fail to comply with the terms of their licenses and other regulatory requirements, including installation deadlines and minimum loading or service availability requirements, their licenses could be revoked. Further, compliance with these requirements is a condition for eligibility for license renewal. Most of our wireless communications licenses have fixed terms and are not renewed automatically. Because governmental authorities have discretion as to the grant or renewal of licenses, our licenses may not be renewed or, if renewed, renewal may not be on acceptable economic terms. For example, under existing regulations, our licenses in Brazil and Peru are renewable once, and no regulations presently exist regarding how or whether additional renewals will be granted in future periods.

6.	Agreements with Motorola reduce our operational flexibility and may adversely affect our growth or operating results.

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

In addition, if Motorola manufactures, or elects to manufacture, the equipment utilizing the alternate technology that we elect to deploy, we must give Motorola the opportunity to supply 50% of our infrastructure requirements for the equipment utilizing the alternate technology for three years. This may limit our ability to negotiate with alternate equipment suppliers.

7.	Costs and other aspects of a future deployment of advanced digital technology could adversely affect our operations and growth.

If we were to deploy new digital technologies to support our wireless voice services or new wireless services including high speed data transmission in our operating markets, significant capital expenditures may be required. Those expenditures could increase in the event of unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes, problems with network or systems compatibility, equipment unavailability and technological or other complications, such as our inability to successfully coordinate this change with our customer care, billing, order fulfillment and other back-office operations. There can be no guarantee that any such technology will provide the advantages that we expect.

Motorola and Sprint Nextel Corporation have developed and deployed a significant technology upgrade to the iDEN digital mobile network, the 6:1 voice coder software upgrade, which is designed to increase the capacity of iDEN networks for interconnect calls. Beginning in 2004, we started selling handsets that can operate on the new 6:1 voice coder, and we have deployed the related network software modifications that are necessary to utilize this technology in our networks in Mexico, Brazil and Argentina. This network software allows us to adjust the extent to which we utilize the 6:1 voice coder technology and the transmitter locations in which to use it as required to meet our network capacity needs. This software upgrade is designed to increase our voice capacity for interconnect calls without requiring the investment in additional network infrastructure equipment. However, if there are substantial delays in realizing the benefits of the 6:1 voice coder or if the technology does not perform satisfactorily, we could be required to invest significant additional capital in our infrastructure to satisfy our network capacity needs.

8.	Any modification or termination of our trademark license with Nextel Communications could increase our costs.

Nextel Communications has licensed to us the right to use “Nextel” and other of its trademarks on a perpetual royalty-free basis in Latin America. However, Nextel Communications may terminate the license on 60 days notice if we commit one of several specified defaults (namely, failure to maintain agreed quality controls or a change in control of NII Holdings). If there is a change in control of one of our subsidiaries, upon 30 days notice, Nextel Communications may terminate the sublicense granted by us to the subsidiary with respect to the licensed marks. The loss of the use of the “Nextel” name and trademark could have a material adverse effect on our operations.

9.	If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, in 2004, we identified a weakness in our internal controls relating to accounting for income taxes, which we remediated in 2006. See “Item 9A. Controls and Procedures — Remediation of Income Tax Material Weakness.” We continue to monitor and improve our internal controls as needed. Any failure to implement required new or improved controls or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

10.	Our debt may limit our flexibility and increase our risk of default.

Our existing debt and debt we may incur in the future could have important consequences to you, such as:

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete and increasing our vulnerability to general adverse economic and industry conditions; and

•	limiting our ability to obtain additional financing that we may need to fund future working capital, capital expenditures, product development, acquisitions or other corporate requirements.

As of December 31, 2006, the book value of our long-term debt was $1,134.4 million, including $350.0 million of 2.75% convertible notes due 2025, $300.0 million of 2.875% convertible notes due 2034, $279.2 million for a syndicated loan facility, $134.5 million in obligations associated with the sale and leaseback of communication towers, $60.9 million in capital lease obligations and $9.8 million in spectrum license financing.

Our ability to meet our debt obligations and to reduce our indebtedness will depend on our future performance and the other cash requirements of our business. Our performance, to a certain extent, is subject to general economic conditions and financial, business, political and other factors that are beyond our control. We cannot assure you that we will continue to generate cash flow from operations at or above current levels, that we will be able to meet our cash interest payments on all of our debt or that the related assets currently owned by us can be sustained in the future.

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

11.	Our financing agreements have included, and future financing agreements may include, covenants that limit how we conduct our business, which may affect our ability to grow as planned.

Certain of our financing agreements include covenants that impose restrictions on our business, and similar restrictions may be contained in future financing agreements. If we are subject to these restrictions, we may be unable to raise additional financing, compete effectively or take advantage of new business opportunities. This may affect our ability to generate revenues and profits. Examples of the types of covenants that may limit how we conduct business include those contained in Nextel Mexico’s syndicated loan facility that restricts our ability to:

•	incur or guarantee additional indebtedness;

•	pay dividends and make other distributions;

•	prepay subordinated indebtedness;

•	make investments and other restricted payments;

•	enter into sale and leaseback transactions;

•	create liens;

•	sell assets; and

•	engage in transactions with affiliates.

Nextel Mexico’s syndicated loan facility also requires Nextel Mexico to maintain specified financial ratios and satisfy financial tests. If Nextel Mexico is not able to meet these ratios and satisfy other tests, or if we fail to comply with any of the other restrictive covenants noted above or that are contained in any other financing agreements, we will be in default with respect to one or more of the applicable financing agreements, which in turn may result in defaults under the remaining financing arrangements, giving our lenders the right to require us to repay all amounts then outstanding.

12.	We have significant intangible assets that may not generate adequate value to satisfy our obligations in the event of liquidation.

If we were liquidated, the value of our assets may not be sufficient to satisfy our obligations. We have a significant amount of intangible assets, primarily telecommunications licenses. The value of these licenses will depend significantly upon the success of our digital mobile network business and the growth of the SMR and wireless communications industries in general. Moreover, the transfer of licenses in liquidation would be subject to governmental or regulatory approvals that may not be obtained or that may adversely impact the value of such licenses. Our net tangible book value was $977.3 million as of December 31, 2006.

13.	We may not be able to finance a change of control offer.

Upon the occurrence of certain kinds of change of control events, we may be required to repurchase or repay a significant portion of our outstanding debt. However, it is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase or repayment.

14.	Sales of large amounts of our common stock, or the perception that sales could occur, may depress our stock price.

Even if our business is doing well, the market price of our common stock could drop if our existing stockholders decide to sell their shares. In January 2004, we issued 2.875% convertible notes due 2034 that are convertible into about 11,269,800 shares of our common stock based on the current conversion rate of such notes and in August 2005 we issued 2.75% convertible notes due 2025 that are convertible into about 6,988,450 shares of our common stock based on the current conversion rate of such notes. In connection with the issuance of such notes, we entered into registration rights agreements with the initial purchasers of such notes. Under the terms of those registration rights agreements, we have filed registration statements to register the notes and the shares of common stock that could be issued upon the conversion of the notes that will cover sales to third parties by the holders of such notes or common stock making those shares freely tradable. In addition, as of December 31, 2006, we had 11,106,900 options and 1,423,000 restricted shares outstanding under our option plans. As of December 31, 2006, about 23,378,068 shares of our common stock were reserved for future issuance under our option plans. Sales of substantial amounts of the shares issuable upon conversion of the convertible notes or upon exercise of options, or the perception by investors that significant sales of these shares are imminent, could cause the market price of our common stock to drop significantly.

15.	The issuance of shares pursuant to the terms of our convertible notes and under our option plans could be dilutive of our investors’ interests.

As of December 31, 2006, our outstanding convertible notes were convertible into about 18,258,250 shares of our common stock based on the current conversion rate of such notes, and the options outstanding under our option plans were exercisable for about 837,775 shares of our common stock. In the aggregate, these shares represented about 11.8% of our outstanding shares of common stock at that date. The effective conversion price at which shares are issued upon conversion of our convertible notes and the exercise price for most of the options outstanding under our option plans are lower than the market price of our common stock as of December 31, 2006. To the extent that holders of convertible notes exercise their conversion rights or these stock options are exercised, the interest of investors who have purchased their shares at market prices that are higher than the relevant conversion or exercise prices may be diluted.

16.	Concerns about health risks associated with wireless equipment may reduce the demand for our services.

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

17.	Our forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.  Certain statements made in this annual report on Form 10-K are not historical or current facts, but deal with potential future circumstances and developments. They can be identified by the use of forward-looking words such as “believes,” “expects,” “intends,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy that involve risks and uncertainties. We caution you that these forward-looking statements are only predictions, which are subject to risks and uncertainties, including technical uncertainties, financial variations, changes in the regulatory environment, industry growth and trend predictions. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operation and results of our wireless communications business also may be subject to the effects of other risks and uncertainties in addition to the other qualifying factors identified in this Item, including, but not limited to:

•	our ability to meet the operating goals established by our business plan;

•	general economic conditions in Latin America and in the market segments that we are targeting for our digital mobile services;

•	the political and social conditions in the countries in which we operate, including political instability, which may affect the economies of our markets and the regulatory schemes in these countries;

•	substantive terms of any international financial aid package that may be made available to any country in which our operating companies conduct business;

•	the impact of foreign exchange volatility in our markets as compared to the U.S. dollar and related currency depreciation in countries in which our operating companies conduct business;

•	reasonable access to and the successful performance of the technology being deployed in our service areas, and improvements thereon, including technology deployed in connection with the introduction of digital two-way mobile data or Internet connectivity services in our markets;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components at reasonable pricing to meet our service deployment and marketing plans and customer demand;

•	Motorola’s ability and willingness to provide handsets and related equipment and software applications or to develop new technologies or features for us, including the timely development and availability of new handsets with expanded applications and features;

•	our ability to successfully scale our billing, collection, customer care and similar back-office operations to keep pace with customer growth, increased system usage rates and growth;

•	the success of efforts to improve and satisfactorily address any issues relating to our digital mobile network performance;

•	future legislation or regulatory actions relating to our SMR services, other wireless communication services or telecommunications generally;

•	the ability to achieve and maintain market penetration and average subscriber revenue levels sufficient to provide financial viability to our digital mobile network business;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular services and personal communications services;

•	market acceptance of our new service offerings;

•	our ability to access sufficient debt or equity capital to meet any future operating and financial needs; and

•	other risks and uncertainties described in this annual report on Form 10-K and from time to time in our other reports filed with the Securities and Exchange Commission.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive and administrative offices are located in Reston, Virginia, where we lease about 45,200 square feet of office space under a lease expiring in January 2009. In addition, our operating companies own and lease office space and transmitter and receiver sites in each of the countries where they conduct business.

Each operating company leases transmitter and receiver sites for the transmission of radio service under various individual site leases. Most of these leases are for terms of five years or less, with options to renew. As of December 31, 2006, our operating companies had constructed sites at leased and owned locations for their digital mobile business, as shown below:

Number
Operating Company	of Sites

Nextel Mexico	2,038
Nextel Brazil	1,524
Nextel Argentina	565
Nextel Peru	371
Nextel Chile	26

Total	4,524

These sites include sites sold and leased back from American Tower Corporation, as well as various co-location sites with American Tower Corporation and other operators.

Item 3.	Legal Proceedings

We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows. See Note 9 to our consolidated financial statements at the end of this annual report on Form 10-K for more information.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

Executive Officers of the Registrant

The following people were serving as our executive officers as of February 13, 2007. These executive officers were elected to serve until their successors are elected. There is no family relationship between any of our executive officers or between any of these officers and any of our directors.

Steven M. Shindler, 44, has been a director on the board of NII Holdings since 1997, chief executive officer since 2000 and chairman of the board since November 12, 2002. Mr. Shindler also served as executive vice president and chief financial officer of Nextel Communications from 1996 until 2000. From 1987 to 1996, Mr. Shindler was an officer with Toronto Dominion Bank, a bank where he was a managing director in its communications finance group.

Lo van Gemert, 52, has been the president and chief operating officer of NII Holdings since 1999. Mr. van Gemert served as senior vice president of Nextel Communications from 1999 until 2000 and as president of the north region of Nextel Communications from 1996 until 1999. Before joining Nextel Communications in 1996, Mr. van Gemert served as executive vice president at Rogers Cantel, Inc., a wireless operator in Canada. From 1980 to 1994, Mr. van Gemert held various senior management positions, domestically and overseas, at Sony Corporation and Bellsouth Corporation.

Byron R. Siliezar, 51, has been the vice president and chief financial officer of NII Holdings since 1999. Mr. Siliezar was the vice president and controller of NII Holdings from 1998 to 1999. Mr. Siliezar served as vice president of finance at Neodata Corporation, a subsidiary of EDS Corporation, a global information technology company, from 1997 to 1998, and from 1996 to 1997, he served as international controller of Pagenet. From 1982 to 1996, Mr. Siliezar held various executive and management positions at GTE Corporation domestically and overseas.

Gary D. Begeman, 48, has been the vice president and general counsel of NII Holdings since February 2007 having joined NII Holdings as vice president and deputy general counsel in November 2006. From 2003 through 2006, he served as senior vice president and deputy general counsel of Sprint Nextel Corporation and was a vice president of Nextel Communications, Inc. prior to its merger with Sprint. From 1999 through 2003, he was senior vice president and general counsel of XO Communications, Inc. From 1997 to 1999, Mr. Begeman was vice president and deputy general counsel of Nextel Communications, Inc. From 1991 until he joined Nextel, Mr. Begeman was a partner with the law firm of Jones, Day, Reavis & Pogue.

Robert J. Gilker, 56, has been our vice president of regulatory affairs and secretary since February 2007. From 2000 to February 2007, Mr. Gilker was the vice president and general counsel of NII Holdings. From 1998 to 2000, he served as vice president, law and administration and secretary of MPW Industrial Services Group, Inc., a provider of industrial cleaning and facilities support services. From 1987 until he joined MPW, Mr. Gilker was a partner with the law firm of Jones, Day, Reavis & Pogue.

John McMahon, 42, has been our vice president of business operations since joining NII Holdings in 1999. Prior to that, Mr. McMahon served as vice president of finance and business operations, north region, for Nextel Communications from 1997 to 1999, and as director of finance for the mid-Atlantic region from 1995 to 1997.

Alan Strauss, 47, has been our vice president and chief technology and engineering officer since 2001. From 1998 until 2001, Mr. Strauss was the vice president and general manager of Nextel Communication’s strategic business operations group. From 1994 to 1998, Mr. Strauss held various positions with Nextel Communications.

Greg Santoro, 44, has been our vice president and chief marketing and strategy officer since February 2007. From 2000 until 2006, Mr. Santoro was the vice president of products and services at Nextel Communications, Inc. and most recently as the vice president of product innovation at Sprint Nextel Corporation. Before Nextel, Mr. Santoro served as the vice president of internet services at Bellsouth.net where he was responsible for launching Bellsouth’s narrowband and broadband internet services.

Daniel E. Freiman, 35, has been our vice president and controller since April 27, 2005. Mr. Freiman was our director of investor relations from June 2004 to April 2005, director of external financial reporting from November 2002 to June 2004 and senior manager of external financial reporting from September 2000 to November 2002. Prior to September 2000, he was a manager in the audit practice of PricewaterhouseCoopers LLP in Washington, D.C.

Catherine E. Neel, 46, has been our vice president, treasurer and assistant secretary since November 1, 2002. From 1999 to 2002, Ms. Neel was the assistant treasurer of NII Holdings. Prior to 1999, Ms. Neel held various management positions with Bellsouth Corporation and was in public accounting with Arthur Andersen LLP.

Jose Felipe, 56, has held several positions since joining NII Holdings in 1998. He has been president of Nextel Mercosur, which manages our operations in Argentina, Brazil and Chile since February 2003. From 1999 to 2003, he served as president of Nextel Cono Sur which managed our operations in Argentina and Chile. From 1998 to 1999, Mr. Felipe was our vice president — Latin America. From 1991 to 1998, Mr. Felipe held various senior management positions with AT&T Corp., most recently president and chief executive officer of the Puerto Rico and Virgin Islands region and vice president of emerging markets of the Latin American region.

Peter A. Foyo, 41, has served as president of Nextel Mexico since 1998. From 1988 to 1998, Mr. Foyo held various senior management positions with AT&T Corp., including corporate strategy director of Alestra, S.A. de C.V., a joint venture between AT&T and a local Mexican partner, and president of AT&T Argentina.

Miguel E. Rivera, 54, has served as president of Nextel Peru since 2000. Previously, Mr. Rivera was the general manager of the Lima Stock Exchange from 1999 to 2000. From 1986 to 1998, Mr. Rivera held various executive positions with IBM, most recently as general manager of Manufacturing Industry, IBM Latin America.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

1. Market for Common Stock

Our common stock trades on the Nasdaq Global Select Market under the trading symbol “NIHD.” Our common stock had traded on the Nasdaq National Market under the same symbol until July 3, 2006. The following table sets forth on a per share basis the reported high and low sales prices for our common stock, as reported on the market at the time, for the quarters indicated. On October 27, 2005, we announced a 2-for-1 common stock split which was effected in the form of a stock dividend that was paid on November 21, 2005 for holders of record on November 11, 2005. The prices in this table have been adjusted to reflect this stock split.

	Price Range of
	Common Stock
	High	Low

2005
First Quarter	$30.74	$23.59
Second Quarter	32.21	23.99
Third Quarter	42.40	31.54
Fourth Quarter	48.23	35.25
2006
First Quarter	$59.34	$42.80
Second Quarter	67.18	44.45
Third Quarter	63.34	48.03
Fourth Quarter	69.94	61.22

2. Number of Stockholders of Record

As of February 20, 2007, there were approximately 11 holders of record of our common stock, including the Depository Trust Corporation, which acts as a clearinghouse for multiple brokerage and custodial accounts.

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

We did not repurchase any of our equity securities during the fourth quarter of 2006.

Performance Graph

The following graph presents the cumulative total stockholder return on our common stock from our listing on the Over-the-Counter Bulletin Board on November 20, 2002 and our move to the Nasdaq National Market on February 28, 2003 until July 3, 2006 and the Nasdaq Global Select Market through December 31, 2006. This graph also compares our common stock to the cumulative total stockholder return on the Nasdaq 100 Index, the common stock of America Movil, S.A. de C.V. and Millicom International Cellular S.A. The graph assumes an initial investment of $100 in our common stock on November 20, 2002 and in each of the comparative indices or peer issuers, and that all dividends were reinvested.

In the proxy statement for our 2006 annual meeting of stockholders, the peer group index to which we compared our stock tracked the cumulative total stockholder return weighted by market capitalization of American Movil, S.A. de C.V., Grupo Iusacell, S.A. de C.V., Telefonica Moviles, S.A. and Telesp Celular Participacoes, S.A. During 2006, the ADR’s of Iusacell, S.A. de C.V. ceased to trade on the NYSE, and the ADR’s of Telefonica Moviles, S.A. and Telesp Celular Participacoes, S.A. were replaced by the ADR’s of their parent company, Telefonica, S.A. Given the geographic distribution of its segments and the wireline products and services provided by Telefonica, S.A., we do not consider it to be a peer issuer. For purposes of the 2006 performance graph presented below, we added Millicom International as a peer issuer due to its international wireless holdings, especially in Latin America.

Index	11/22/2002	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006

NII Holdings	$100.00	$139.05	$883.20	$1,684.62	$3,101.54	$4,575.62
Nasdaq 100	$100.00	$87.91	$131.53	$144.01	$145.78	$155.70
America Movil	$100.00	$101.63	$193.49	$370.49	$621.23	$960.08
Millicom International	$100.00	$98.89	$1,296.30	$1,683.70	$1,988.15	$4,565.93

Item 6.	Selected Financial Data

The financial information presented below for the ten months ended October 31, 2002, two months ended December 31, 2002 and years ended December 31, 2003, 2004, 2005 and 2006 has been derived from our audited consolidated financial statements. Our consolidated financial statements as of and for the ten months ended October 31, 2002 and two months ended December 31, 2002 have been audited by our former independent registered public accounting firm. Our consolidated financial statements as of and for the years ended December 31, 2003, 2004, 2005 and 2006 have been audited by PricewaterhouseCoopers LLP, our current independent registered public accounting firm. Our audited consolidated financial statements as of December 31, 2005 and 2006 and for the years ended December 31, 2004, 2005 and 2006 are included at the end of this annual report on Form 10-K. This information is only a summary and should be read together with our consolidated historical financial statements and management’s discussion and analysis appearing elsewhere in this annual report on Form 10-K.

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

						Predecessor
	Successor Company					Company
					Two Months	Ten Months
					Ended	Ended
	Year Ended December 31,				December 31,	October 31,
	2006	2005	2004	2003	2002	2002
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Operating revenues
Service and other revenues	$2,279,922	$1,666,613	$1,214,837	$895,615	$137,623	$610,341
Digital handset and accessory revenues	91,418	79,226	65,071	43,072	5,655	26,754

	2,371,340	1,745,839	1,279,908	938,687	143,278	637,095

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	617,669	464,651	365,982	266,709	34,514	184,046
Cost of digital handset and accessory sales	311,307	251,192	207,112	134,259	19,569	87,582

	928,976	715,843	573,094	400,968	54,083	271,628
Selling, general and administrative	780,373	545,235	358,076	290,712	42,523	243,354
Impairment, restructuring and other charges	—	—	—	—	—	15,808
Depreciation	194,817	123,990	84,139	49,127	4,694	55,758
Amortization	7,405	6,142	14,236	30,374	6,392	9,219

Operating income	459,769	354,629	250,363	167,506	35,586	41,328
Interest expense, net	(89,379)	(72,470)	(55,113)	(64,623)	(10,469)	(151,579)
Interest income	51,057	32,611	12,697	10,864	1,797	3,928
Foreign currency transaction gains (losses), net	3,557	3,357	9,210	8,856	2,616	(180,765)
Debt conversion expense	(5,070)	(8,930)	—	—	—	—
(Loss) gain on extinguishment of debt, net	—	—	(79,327)	22,404	—	101,598
Reorganization items, net	—	—	—	—	—	2,180,998
Other expense, net	(6,000)	(8,621)	(2,320)	(12,166)	(1,557)	(8,918)

Income from continuing operations before income tax provision and cumulative effect of change in accounting principle	413,934	300,576	135,510	132,841	27,973	1,986,590
Income tax provision	(119,444)	(125,795)	(79,191)	(51,627)	(24,874)	(29,270)

Income from continuing operations before cumulative effect of change in accounting principle	294,490	174,781	56,319	81,214	3,099	1,957,320
Income (loss) from discontinued operations of Nextel Philippines	—	—	—	—	19,665	(2,025)
Income tax provision from discontinued operations of Nextel Philippines	—	—	—	—	—	(252)

Income before cumulative effect of change in accounting principle	294,490	174,781	56,319	81,214	22,764	1,955,043
Cumulative effect of change in accounting principle, net of income taxes of $11,898 in 2004	—	—	970	—	—	—

Net income	$294,490	$174,781	$57,289	$81,214	$22,764	$1,955,043

Income from continuing operations before cumulative effect of change in accounting principle per common share, basic	$1.91	$1.19	$0.40	$0.64	$0.03	$7.24
Income (loss) from discontinued operations per common share, basic	—	—	—	—	0.16	(0.01)
Cumulative effect of change in accounting principle per common share, basic	—	—	0.01	—	—	—

Net income per common share, basic	$1.91	$1.19	$0.41	$0.64	$0.19	$7.23

Income from continuing operations before cumulative effect of change in accounting principle per common share, diluted	$1.67	$1.06	$0.39	$0.59	$0.02	$7.24
Income (loss) from discontinued operations per common share, diluted	—	—	—	—	0.16	(0.01)
Cumulative effect of change in accounting principle per common share, diluted	—	—	0.01	—	—	—

Net income per common share, diluted	$1.67	$1.06	$0.40	$0.59	$0.18	$7.23

Weighted average number of common shares outstanding, basic	154,085	146,336	139,166	126,257	120,000	270,382

Weighted average number of common shares outstanding, diluted	184,282	176,562	145,015	140,106	126,858	270,382

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$708,591	$877,536	$330,984	$405,406	$231,161
Short-term investments	—	7,371	38,401	—	—
Property, plant and equipment, net	1,389,150	933,923	558,247	368,434	230,598
Intangible assets, net	369,196	83,642	67,956	85,818	182,264
Total assets	3,297,678	2,620,964	1,491,280	1,128,436	831,473
Long-term debt, including current portion	1,157,681	1,172,958	603,509	536,756	432,157
Stockholders’ equity	1,346,480	811,401	421,947	217,770	71,612

Ratio of Earnings to Fixed Charges:

Predecessor
Successor Company					Company
				Two Months	Ten Months
				Ended	Ended
Year Ended December 31,				December 31,	October 31,
2006	2005	2004	2003	2002	2002
4.05x	3.80x	2.88x	2.55x	3.09x	12.63x

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

Reclassifications.  We have reclassified spectrum license fees from selling, general and administrative expenses to cost of service in prior periods to conform to our current year presentation.

Depreciation and Amortization.  On October 31, 2002, as a result of our reorganization and in accordance with fresh-start accounting requirements under SOP 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” we adjusted the carrying values of our property, plant and equipment and intangible assets based on their estimated relative fair values, which we determined in consultation with external valuation specialists. As a result of write-downs to fixed assets, depreciation decreased during the two months ended December 31, 2002 and the year ended December 31, 2003. Due to the expansion of our digital mobile networks, depreciation expense increased during the years ended December 31, 2004, 2005 and 2006. Conversely, amortization expense decreased during the years ended December 31, 2004 and 2005 as a result of the reversal of certain valuation allowances for deferred tax assets existing at our emergence from reorganization, which we recorded as a reduction to intangible assets in connection with our application of fresh-start accounting. Amortization expense increased slightly during the year ended December 31, 2006.

Interest Expense, Net.  We reported interest expense incurred during our Chapter 11 reorganization only to the extent that it would be paid during the reorganization or if it was probable that it would be an allowed claim. Principal and interest payments could not be made on pre-petition debt subject to compromise without approval from the bankruptcy court or until the plan of reorganization defining the repayment terms was confirmed. Further, the Bankruptcy Code generally disallowed the payment of post-petition interest that accrued with respect to unsecured or under secured claims. As a result, we did not accrue interest that we believed was not probable of being treated as an allowed claim. During the ten months ended October 31, 2002, we did not accrue interest aggregating $134.6 million on our senior redeemable notes because payment of this interest was not probable. In connection with the confirmation of our plan of reorganization, our senior redeemable notes were extinguished and we repurchased the outstanding balance of Nextel Argentina’s credit facilities from its creditors. As a result, interest expense for the two months ended December 31, 2002 and for the years ended December 31, 2003 and 2004 decreased significantly compared to prior years. The decrease in interest expense during the year ended December 31, 2003 was also due to a reduction in interest expense related to the $100.0 million principal prepayment of our international equipment facility and the extinguishment of the Brazil equipment facility in September 2003, partially offset by interest expense recognized during 2003 as a result of financing obligations incurred in connection with the sale-leaseback of commercial towers and interest expense recognized on our 3.5% convertible notes that we issued in September 2003. The decrease in interest expense during the year ended December 31, 2004 was also due to a reduction in interest expense related to the $125.0 million pay-off of our international equipment facility and the retirement of substantially all of our 13.0% senior secured discount notes through a cash tender offer in March 2004, partially offset by interest expense recognized during 2004 on our 2.875% convertible notes that we issued in January 2004. The increases in interest expense during the years ended December 31, 2005 and 2006 are primarily a result of interest expense recognized on our syndicated loan facility in Mexico, as well as interest expense recognized on our 2.75% convertible notes, which we issued in August 2005.

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

Debt Conversion Expense.  On June 10, 2005 and June 21, 2005, $40.0 million and $48.5 million, respectively, aggregate principal amount of our 3.5% convertible notes were converted into 3,000,000 shares of our common stock and 3,635,850 shares of our common stock in accordance with the original terms of the debt securities. In connection with these conversions, we paid in the aggregate $8.9 million in cash as additional consideration for conversion, which we recorded as debt conversion expense.

As discussed in Note 7 to our consolidated financial statements, on December 14, 2006, all of the holders of the $91.4 million remaining aggregate principal face amount of our 3.5% convertible notes converted those notes into 6,852,150 shares of common stock in accordance with the original terms of the debt agreement. In connection with this conversion, we paid a total of $4.6 million as additional consideration for conversion, as well as $0.8 million of accrued interest and $0.5 million of direct external costs associated with the transaction. We recorded the $4.6 million paid to the noteholders and the $0.5 million of direct external costs as debt conversion expense in our consolidated statement of operations.

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

Income (Loss) from Discontinued Operations.  During the third quarter of 2001, following our review of the economic conditions, operating performance and other relevant factors in the Philippines, we decided to discontinue funding to Nextel Philippines. As a result, we performed an assessment of the carrying values of the long-lived assets related to Nextel Philippines in accordance with SFAS No. 121. As a result, during the third quarter of 2001, we wrote down the carrying values of our long-lived assets related to Nextel Philippines to their estimated fair market values and recorded a $147.1 million pre-tax impairment charge, which is classified in discontinued operations. In the fourth quarter of 2002, we sold our remaining direct and indirect ownership in Nextel Philippines. As a result of this sale and in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we presented the financial results of Nextel Philippines as discontinued operations for all periods presented.

Cumulative Effect of Change in Accounting Principle, Net.  Until September 30, 2004, we presented the financial statements of our consolidated foreign operating companies utilizing accounts as of a date one month earlier than the accounts of our parent company, U.S. subsidiaries and our non-operating non-U.S. subsidiaries, which we refer to as our one-month lag reporting policy, to ensure timely reporting of consolidated results. As a result, each year the financial position, results of operations and cash flows of each of our wholly-owned foreign operating companies in Mexico, Brazil, Argentina, Peru and Chile were presented as of and for the year ended November 30. In contrast, financial information relating to our parent company, U.S. subsidiaries and our non-operating non-U.S. subsidiaries was presented as of and for the year ended December 31.

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

INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following is a discussion and analysis of:

•	our consolidated financial condition for the years ended December 31, 2006 and 2005 and our consolidated results of operations for the years ended December 31, 2006, 2005 and 2004; and

•	significant factors which we believe could affect our prospective financial condition and results of operation.

You should read this discussion in conjunction with our quarterly reports on Form 10-Q for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006. Historical results may not indicate future performance. See “Item 1A. Risk Factors” for risks and uncertainties that may impact our future performance.

A. Executive Overview

Business Overview

We provide digital wireless communication services, primarily targeted at meeting the needs of customers who use our services primarily for business purposes, through operating companies located in selected Latin American markets. Our principal operations are in major business centers and related transportation corridors of Mexico, Brazil, Argentina and Peru. In addition, we recently launched our digital services on a limited basis in Santiago, Chile. We also provide analog specialized mobile radio, which we refer to as SMR, services in Mexico, Brazil, Peru and Chile. Our markets are generally characterized by high population densities in major urban and suburban centers, which we refer to as major business centers, and where we believe there is a concentration of the country’s business users and economic activity. We believe that vehicle traffic congestion, low wireline service penetration and the expanded coverage of wireless networks encourage the use of the mobile wireless communications services that we offer in these areas. As of December 31, 2006, our operating companies had licenses to use 800 MHz spectrum in markets that cover about 308 million people and our networks covered about 165 million people. As of December 31, 2006, our operating companies had a total of about 3.44 million digital handsets in commercial service, an increase of 933 thousand from the 2.51 million digital handsets in commercial service as of December 31, 2005.

Our principal objective is to grow our business in selected markets in Latin America by providing differentiated, high value wireless communications services to customers who use our services primarily for business purposes, while improving our profitability and cash flow. Our digital mobile networks support multiple digital wireless services, including:

•	digital mobile telephone service, including advanced calling features such as speakerphone, conference calling, voice-mail, call forwarding and additional line service;

•	Nextel Direct Connect® service, which allows subscribers anywhere on our network to talk to each other instantly, on a “push-to-talk” basis, on a private one-to-one call or on a group call;

•	International Direct Connect® service, together with Sprint Nextel Corporation and TELUS Corporation, which allows subscribers to communicate instantly across national borders with our subscribers in Mexico, Brazil, Argentina, Peru and Chile, and, except for our customers in Chile, with Sprint Nextel Corporation subscribers in the United States and with TELUS subscribers in Canada;

•	mobile internet services, text messaging services, e-mail services including Blackberrytm services that were recently introduced in Mexico and Peru, location-based services, which includes the use of Global Positioning System (GPS) technologies, digital media services and advanced Javatm enabled business applications, which are generally marketed as “Nextel Onlinesm” services; and

•	international roaming capabilities, which are marketed as “Nextel Worldwidesm” services.

We intend to continue growing our business in a balanced manner, with a primary focus on generating growth in operating income and free cash flow and enhancing our profitability by maintaining appropriate controls on costs and capital expenditures. To support this goal, we plan to continue to expand the coverage and capacity of our digital mobile networks in our existing markets, increase our existing subscriber base and improve our operating margins through economies of scale. Specifically, we will seek to add subscribers at rates which do not negatively impact our financial performance as reflected in several key operating measures including average revenue per unit, customer turnover and segment earnings per subscriber. We may also explore financially attractive opportunities to expand our network coverage in areas where we currently do not provide wireless service. Based on the relatively low wireless penetration in our markets and our current market share in our markets, we believe that we can continue our current subscriber and revenue growth trends while improving our profitability and cash flow generation. Although certain Latin American markets have been historically volatile, the Latin American markets in which we operate have recently experienced improving economies that have been relatively more stable compared to historical periods. The key components of our strategy are as follows:

Focusing on Major Business Centers in Key Latin American Markets.  We operate primarily in large urban markets in Latin America, including five of the six largest cities in Latin America, which have a concentration of high usage business customers We target these markets because we believe they offer favorable long-term growth prospects for our wireless communications services while offering the cost benefits associated with offering services in more concentrated population centers. In addition, the cities in which we operate account for a high proportion of total economic activity in each of their respective countries and provide us with a large potential market without the need to build out nationwide wireless coverage. We believe that there are significant opportunities for growth in these markets due to the high demand for wireless communications services and the large number of target business customers.

Targeting High Value Business Customers.  Our main focus is on high end customers who purchase services under contract with medium to high usage patterns, targeting customers who primarily use our services in their businesses because they value our multi-function handsets and our high level of customer service. Our typical customers have between 3 and 30 handsets, while some of our largest customers have over 500 handsets. We believe that our focus on these business customers is a key reason why we have a significantly higher monthly average revenue per unit than that reported by our competitors that rely predominantly on consumer customers who purchase services on a pre-paid basis.

Providing Differentiated Services.  We differentiate ourselves from our competitors by offering unique services like our “push-to-talk” digital radio communication service, which we refer to as Direct Connect. This service, which is available throughout our service areas and is fully integrated in a single wireless device that also provides digital mobile telephone service, provides significant value to our customers by eliminating the long distance and domestic roaming fees charged by other wireless service providers, while also providing added functionality due to the near-instantaneous nature of the communication and the ability to communicate on a one-to-many basis. Our competitors have begun to introduce competitive push-to-talk over cellular products, but we believe that the quality of our Direct Connect service is superior at this time. We add further value by customizing data applications that enhance the productivity of our business customers, such as vehicle and delivery tracking, order entry processing and workforce monitoring applications.

We believe that the wireless communications industry in the markets in which we operate has been and will continue to be highly competitive on the basis of price, the types of services offered and quality of service. In each of our markets, we compete with at least two large, well-capitalized competitors with substantial financial and other resources. Some of these competitors have the ability to offer bundled telecommunications services that include local, long distance and data services. Although competitive pricing is often an important factor, we believe that the business users who primarily make up our targeted customer base are also likely to base their purchase decisions on quality of service and the availability of differentiated features and services, like our Direct Connect services, that make it easier for them to conduct business quickly and efficiently.

Delivering Superior Customer Service.  In addition to our unique service offerings, we seek to further differentiate ourselves by providing a higher level of customer service generally than our competitors. We work proactively with our customers to match them with service plans offering greater value based on their usage patterns. After analyzing customer usage and expense data, we strive to minimize a customer’s per minute costs while increasing overall usage of our array of services, thereby providing higher value to our customers while increasing our monthly revenues. This goal is also furthered by our efforts during and after the sales process to educate customers about our services, multi-function handsets and rate plans. In addition, we have implemented proactive customer retention programs to increase customer satisfaction and retention. We believe that many of our competitors, who have primarily lower revenue generating prepaid customer bases, do not generally offer the same level of service to customers.

Selectively Expanding our Service Areas.  We believe that we have significant opportunities to grow through selective expansion of our service into additional areas within the countries in which we currently operate. Such expansion may involve building out certain areas in which we already have spectrum, obtaining additional 800 MHZ spectrum in new areas which would enable us to expand our network service areas, and further developing our business in key urban areas along the U.S.-Mexico border. In addition, we may consider selectively expanding into other Latin American countries where we do not currently operate. As a result of the spectrum that we won in the March 2005 spectrum auctions in Mexico, we have been significantly expanding our service areas in Mexico and increased our covered population to about 60 million as of the end of 2006. See “Capital Expenditures” for a discussion of the factors that drive our capital spending.

Preserving the iDEN Opportunity.  The iDEN networks that we operate allow us to offer differentiated services like Direct Connect while offering high quality voice telephony and innovative data services. The iDEN technology is unique in that it is the only widespread, commercially available digital technology that operates on non-contiguous spectrum, which is important to us because much of the spectrum that our operating companies hold in each of the markets we serve is non-contiguous. Because Motorola is the sole supplier of iDEN technology, we are dependent on Motorola’s support of the evolution of the iDEN technology and of the development of new features, functionality and handset models. Historically, Nextel Communications, Motorola’s largest iDEN customer, provided significant support in the ongoing development of the iDEN technology and related equipment, but following the merger of Nextel Communications and Sprint, Sprint Nextel announced plans to migrate Nextel’s push-to-talk services to a next generation CDMA network platform. As a result, we have entered into arrangements with Motorola that are designed to provide us with a continued source of iDEN network equipment and handsets in an environment in which Sprint Nextel’s purchases and support of that equipment may decline. Specifically, in September 2006, we entered into agreements to extend our relationship with Motorola for the supply of iDEN handsets and iDEN network infrastructure through December 31, 2011. Under these agreements, Motorola agreed to maintain an adequate supply of the iDEN handsets and equipment used in our business for the term of the agreement and to continue to invest in the development of new iDEN devices and infrastructure features. In addition, we agreed to annually escalating handset volume purchase commitments and certain pricing parameters for handsets and infrastructure linked to the volume of our purchases. If we do not meet the specified handset volume commitments, we would be required to pay an additional amount based on any shortfall of actual purchased handsets compared to the related annual volume commitment.

Planning for the Future.  Another key component in our overall strategy is to expand and improve the innovative and differentiated services we offer and evaluate the technologies necessary to provide those services. One such initiative is to develop and offer a broader range of data services on our networks like those available on the Blackberry devices we recently launched in some of our markets, and to evaluate the feasibility of offering broadband data services in the future. This focus on offering innovative and differentiated services requires that we continue to invest in, evaluate and, if appropriate, deploy new services and enhancements to our existing services as well as, in some cases, to acquire spectrum licenses to deploy these services. During 2005, we acquired licenses to use additional 800MHz spectrum in Mexico in a government auction. In addition, during 2006, we purchased licenses to use other radio spectrum bands in Mexico and Peru. We are in the process of acquiring licenses to use other radio spectrum bands in Argentina, pending regulatory approval. The licenses relating to the newly acquired spectrum outside the 800MHz band generally provide for nationwide rights to utilize a significant block of contiguous spectrum that may support the future deployment of new network technologies and services. As part of our ongoing data services initiatives we will review alternate technologies as they are developed to assess their technical performance costs, as well as their ability to meet our customers’ requirements, and to evaluate customer demand for the features and services they support. We will deploy a new technology only if it is warranted by expected customer demand and when the anticipated benefits of services supported by the new technology outweigh the costs of providing those services. Our decision whether and how to deploy alternative technologies, as well as our choice of alternative technologies, would likely be affected by a number of factors, including the types of features and services supported by the technology, the availability and pricing of related equipment, and our need to continue to support iDEN-based services for our existing customer base either on an ongoing or transitional basis.

We refer to our operating companies by the countries in which they operate, such as Nextel Mexico, Nextel Brazil, Nextel Argentina, Nextel Peru and Nextel Chile. See “Item 1A. Risk Factors” for information on risks and uncertainties that could affect the above objectives.

Foreign Currency Exposure

Nearly all of our revenues are denominated in non-U.S. currencies, although a significant portion of our capital and operating expenditures, including imported network equipment and handsets, and a substantial portion of our outstanding debt, are denominated in U.S. dollars. Accordingly, fluctuations in exchange rates relative to the U.S. dollar could have a material adverse effect on our earnings and assets. We translate the results of operations for our non-U.S. subsidiaries and affiliates from the designated functional currency to the U.S. dollar using average exchange rates during the relevant period. As a result, any depreciation of local currencies in the countries in which our operating companies conduct business relative to the U.S. dollar could decrease our operating income, increase our costs for imported equipment and, at the same time, decrease demand for our products and services in the affected markets. In addition, changes in exchange rates associated with U.S. dollar-denominated assets and liabilities result in foreign currency transaction gains or losses. Additional information regarding the impact of currency rates is included in the discussion of our segments under “Results of Operations.”

Brazilian Contingencies

Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes and import duties based on the classification of equipment and services. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil’s petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil is also disputing various other claims. As a result of the expiration of the statute of limitations for certain contingencies, during the years ended December 31, 2006 and 2005, Nextel Brazil reversed $9.2 million and $6.5 million, respectively, in accrued liabilities, of which we recorded $4.4 million and $3.2 million, respectively, as a reduction to operating expenses and the remainder to other income, which represented monetary corrections. Monetary corrections are specific indexation factors under Brazilian law that are used to restore the real economic value of tax and other contingent obligations in local Brazilian currency after taking into consideration the effects of inflation.

During the year ended December 31, 2004, Nextel Brazil reduced its liabilities by $35.4 million, of which we recorded $14.4 million as a reduction to operating expenses, reclassified $12.6 million of a settled claim to current liabilities for payment, and recorded the remainder, which primarily included monetary corrections on these contingencies, in other income.

As of December 31, 2006 and 2005, Nextel Brazil had accrued liabilities of $24.7 million and $27.6 million, respectively, related to contingencies, all of which were classified in accrued contingencies reported as a component of other long-term liabilities. Of the total accrued liabilities as of December 31, 2006 and 2005, Nextel Brazil had $18.0 million and $21.7 million in unasserted claims, respectively. We currently estimate the range of possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be between $138.7 million and $142.7 million as of December 31, 2006. We are continuing to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and estimable.

Argentine Contingencies

Turnover Tax.  In the city of Buenos Aires, the city government had previously increased the turnover tax rate from 3% to 6% of revenues for cellular companies. From a regulatory standpoint, we are not considered a cellular company. As a result, until April 2006, we continued to pay the turnover tax at the existing rate of 3% and recorded a liability and related expense for the differential between the old rate and the new rate, plus interest.

In March 2006, Nextel Argentina received an unfavorable decision from the city of Buenos Aires related to the determination of whether we are a cellular company for purposes of this tax. In addition, the city of Buenos Aires confirmed a previously assessed penalty equal to 80% of the principal amount of the additional tax from December 1997 through May 2004. In April 2006, Nextel Argentina decided to pay under protest $18.8 million, which represents the total amount of principal and interest, related to this turnover tax. Nextel Argentina also decided to begin paying the tax based on the higher rate until this issue is settled.

In August 2006, Nextel Argentina filed a lawsuit against the city of Buenos Aires to pursue the reimbursement of the $18.8 million paid under protest in April 2006. Subsequent to this payment, Nextel Argentina paid $4.5 million under protest from April 2006 through December 2006 related to this tax.

In December 2006, the city of Buenos Aires issued new laws, which Nextel Argentina believes support its position that it should be taxed at the general 3% rate and not at the 6% cellular rate. Beginning in January 2007, Nextel Argentina began paying the 3% general turnover tax rate and will continue with its efforts to obtain reimbursement of amounts previously paid under protest.

Similarly, one of the provincial governments in another one of the markets where Nextel Argentina operates also increased their turnover tax rate from 4.55% to 6% of revenues for cellular companies. Consistent with its earlier position, Nextel Argentina continues to pay the turnover tax in this province at the existing rate and accrues a liability for the incremental difference in the rate. As of December 31, 2006 and 2005, Nextel Argentina accrued $5.1 million and $3.4 million, respectively, for local turnover taxes in this province, which are included as components of accrued expenses and other.

Universal Service Tax.  During the year ended December 31, 2000, the Argentine government enacted the Universal Service Regulation, which established a tax on telecommunications licensees effective January 1, 2001, equal to 1% of telecommunications service revenue minus applicable taxes and specified related costs. The license holder can choose either to pay the resulting amount into a fund for universal service development or to participate directly in offering services to specific geographical areas under an annual plan designed by the federal government. Although the regulations state that this tax would be applicable beginning January 1, 2001, the authorities have not taken the necessary actions to implement the tax. However, on May 5, 2005, the Secretary of Communications issued a resolution that prohibits telecommunications operators from itemizing the levy in customer invoices or passing through the levy to customers. In addition, following the Secretary’s instructions in July 2005, the Argentine CNC has ordered operators, including Nextel Argentina, to return the levy collected from customers, if any. Nextel Argentina filed legal actions challenging these regulations. On October 14, 2005, the Secretary of Communications issued another resolution, which rejected Nextel Argentina’s claim against the initial resolution. As a result, Nextel Argentina was ordered to reimburse the amounts collected as universal service contributions plus interest within a 15-day period. In November 2005, Nextel Argentina filed an administrative claim and requested a judicial injunction against this resolution. All current legal actions are pending.

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

As a result of various events and opinion of counsel, during the fourth quarter of 2005, Nextel Argentina accrued for the maximum liability due to customers for amounts billed during all periods ending December 31, 2005, plus interest. Nextel Argentina continued accruing the higher amount during the first quarter of 2006 while maintaining its position that there is no basis for such reimbursement to customers. As of April 1, 2006, Nextel Argentina changed its rate plan structure, which eliminated all other charges and any further contingencies related to this tax. As required by legislation that was passed in October 2005, in March 2006, Nextel Argentina reimbursed to customers the amounts invoiced during the period from January 2001 to August 2001 for a total amount of $0.2 million, plus interest. In addition, in April 2006, Nextel Argentina filed a judicial claim against the legislation passed in May 2005, which is currently pending. As of December 31, 2006 and 2005, the accrual for the liability to customers was $6.9 million and $6.4 million, respectively, which is included as components of accrued expenses and other.

2006 Significant Developments

Spectrum Acquisitions

Cosmofrecuencias Acquisition.  In October 2006, Nextel Mexico acquired all of the shares of Cosmofrecuencias, S.A. de C.V. for $200.0 million in cash. This acquisition provides Nextel Mexico with a local fixed/mobile wireless telephone concession, which we expect will result in interconnect and operating cost savings, as well as additional revenue generating opportunities in the future. This acquisition also provides Nextel Mexico with 50MHz of 3.4GHz spectrum nationwide in Mexico. We accounted for this acquisition as an asset purchase and have recorded the fair value of the acquired assets on our consolidated balance sheet.

Other Acquisitions.  During 2006, we acquired 50MHz of 3.4GHz spectrum in all major provinces in Peru, and we entered into an agreement to acquire 50MHz of 3.4GHz spectrum nationwide in Argentina, subject to regulatory approval. See Note 3 to our consolidated financial statements at the end of this annual report on Form 10-K for further information.

Operational Activities

Telmex Agreement.  In connection with its network expansion plan, Nextel Mexico signed an agreement with Telefonos de Mexico, S.A. de C.V., or Telmex, effective February 14, 2006, that allows Nextel Mexico to interconnect and terminate traffic with Telmex in 27 cities throughout Mexico using five local connections. The agreement covers each individual city for its own term of 15 years from the date service begins in that city and provides Nextel Mexico with an unlimited amount of traffic termination on the Telmex network for a total cost of $44.5 million, plus any applicable value-added taxes. We are accounting for the Telmex agreement as a service agreement. As a result, we are expensing any payments made under this agreement in the period to which they relate. Nextel Mexico paid a $7.0 million deposit to Telmex on March 31, 2006. The agreement specifies the second of three total installment payments in the amount of $18.5 million should be made on March 15, 2007, and the last payment in the amount of $19.0 million should be made on March 15, 2008.

Motorola Purchase Commitments.  In September 2006, we entered into agreements to extend our relationship with Motorola for the supply of iDEN handsets and iDEN network infrastructure through December 31, 2011. Under these agreements, Motorola agreed to maintain an adequate supply of the iDEN handsets and equipment used in our business for the term of the agreement and to continue to invest in the development of new iDEN devices and infrastructure features. In addition, we agreed to annually escalating handset volume purchase commitments and certain pricing parameters for handsets and infrastructure linked to the volume of our purchases. If we do not meet the specified handset volume commitments, we would be required to pay an additional amount based on any shortfall of actual purchased handsets compared to the related annual volume commitment.

Digital Operations in Chile.  In December 2006, we announced the launch of digital operations in Chile, which extended our services to Santiago, Chile and certain surrounding areas. As a result of this launch, customers in our service areas in Chile will have access to some of our voice services, including Direct Connect and International Direct Connect, push-to-talk service and telephone interconnect. Initial operations are targeted to select business and roaming customers, as our customers across Argentina, Brazil, Mexico and Peru have access to roaming services when conducting business in Chile.

SMS Agreements.  During 2006, several of our operating companies agreed with other telecommunications companies to allow for short messaging services, or SMS, between the companies’ respective networks. The interoperability of SMS between the companies under these agreements will allow wireless users in the areas served by these parties to exchange SMS and text messages with the other party’s customers. We believe that this capability may enhance our ability to generate revenues from data services to the extent our customers decide to use these services.

Financing Activities

Refinancing of Mexico Syndicated Loan Facility.  On June 27, 2006, Nextel Mexico entered into an agreement to refinance its syndicated loan. The loan principal was increased from the original $250.0 million to $296.6 million after the refinancing. Under the agreement, the loan was refinanced using the same variable (i.e., LIBOR and TIIE) and fixed rates as the original agreement but with lower spreads for each tranche. Of the total amount of the refinanced loan, $156.6 million is denominated in U.S. dollars, with a floating interest rate based on LIBOR (Tranche A — 6.69% as of December 31, 2006), $57.0 million is denominated in Mexican pesos, with a floating interest rate based on the Mexican reference rate TIIE (Tranche C — 8.51% as of December 31, 2006), and $83.0 million is denominated in Mexican pesos, at an interest rate fixed at the time of funding (Tranche B — 11.36%). For Tranche B and Tranche C, the principal and interest payments will take place on the same dates as previously scheduled under the original agreement. Under the original agreement, principal for Tranche A was also due on the same dates as the principal under Tranches B and C. However, after the refinancing, principal for Tranche A will now be due in a lump sum of $156.6 million in June 2011.

Tender Offer for Conversion of 3.5% Convertible Notes.  In November 2006, we announced an offer designed to induce holders of our 3.5% convertible notes to convert those notes into common stock. Under the terms of the offer, we agreed to pay a cash premium of $50.00, plus accrued and unpaid interest up to but excluding the conversion date, for each of the remaining $1,000 principal amount of the notes to the extent the holders elected to convert those notes into shares of our common stock pursuant to the offer. In connection with this offer, on December 14, 2006, all of the holders of our 3.5% convertible notes converted the $91.4 million remaining aggregate principal face amount of our 3.5% convertible notes into 6,852,150 shares (75.0 shares issued per $1,000 of debt principal multiplied by the debt principal) in accordance with the original terms of the convertible notes, and we paid a total of $4.6 million as additional consideration for conversion, as well as $0.8 million of accrued interest and $0.5 million of direct external costs associated with this transaction. We recorded the $4.6 million paid to the noteholders and the $0.5 million of direct external costs as debt conversion expense in our consolidated statement of operations. In addition, we reclassified to paid-in capital the remaining $1.5 million of deferred financing costs related to the notes that were converted.

Out-of-Period Adjustments

During the year ended December 31, 2006, we identified errors in our financial statements for the years ended December 31, 2003, 2004 and 2005. These errors primarily related to accounting for income taxes, the classification of debt between short-term and long-term liabilities, the amortization of leasehold improvements and delays in the transfer of construction-in-progress to depreciable assets in Mexico and amortization of certain software costs in Argentina. We corrected these errors during 2006. For the year ended December 31, 2006, we decreased operating income by $1.3 million, decreased income before income tax provision by $1.5 million and increased net income by $14.5 million to correct these errors. We do not believe that these adjustments are material to our consolidated financial statements for the year ended December 31, 2006 or to any prior periods.

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

Operating revenues primarily consist of service revenues and revenues generated from the sale and rental of digital handsets and accessories. We present our operating revenues net of value-added taxes, but we include certain revenue-based taxes that are our primary obligation. Service revenues primarily include fixed monthly access charges for digital mobile telephone service and digital two-way radio and other services including revenues from calling party pays programs where applicable and variable charges for airtime and digital two-way radio usage in excess of plan minutes, long-distance charges and international roaming revenues derived from calls placed by our customers on other carriers’ networks.

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

We recognize revenue from handset and accessory sales when title and risk of loss passes upon delivery of the handset or accessory to the customer as this is considered to be a separate earnings process from the sale of wireless services.

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

Depreciation of Property, Plant and Equipment.  Our business is capital intensive because of our digital mobile networks. We record at cost our digital network assets and other improvements that in our opinion, extend the useful lives of the underlying assets, and depreciate the assets over their estimated useful lives. We calculate depreciation using the straight-line method based on estimated useful lives ranging from 3 to 20 years for digital mobile network equipment and network software and 3 to 10 years for office equipment, furniture and fixtures, and other, which includes non-network internal use software. We depreciate our corporate aircraft capital lease using the straight-line method based on the lease term of 8 years. We amortize leasehold improvements over the shorter of the lease terms or the useful lives of the improvements. Our digital mobile networks are highly complex and, due to constant innovation and enhancements, certain components of the networks may lose their utility faster than anticipated. We periodically reassess the economic life of these components and make adjustments to their expected lives after considering historical experience and capacity requirements, consulting with the vendor and assessing new product and market demands and other factors. When these factors indicate network components may not be useful for as long as originally anticipated, we depreciate the remaining book value over the remaining useful lives. Further, the timing and deployment of any new technologies could affect the estimated remaining useful lives of our digital network assets, which could significantly impact future results of operations.

Amortization of Intangible Assets.  We record our licenses at historical cost and amortize them using the straight-line method based on an estimated useful life of 12 to 20 years. The terms of our licenses, including renewals, range from 30 to 40 years. The political and regulatory environments in the markets we serve are continuously changing and, in many cases, the renewal fees could be significant. Therefore, we do not view the renewal of our licenses to be perfunctory. In addition, the wireless telecommunications industry is experiencing significant technological change, and the commercial life of any particular technology is difficult to predict. Most of our licenses give us the right to use 800 MHz spectrum that is non-contiguous, and the iDEN technology is the only widespread, commercially available digital technology that operates on non-contiguous spectrum. As a result, our ability to deploy new technologies on our licensed 800MHz spectrum is limited. In light of the uncertainty regarding the availability of alternative technologies and regarding the commercial life of any technology, including the iDEN technology, our ability to use our 800MHz spectrum for an indefinite period cannot be assured. As a result, we classify our licenses as finite lived assets. Our licenses and the requirements to maintain the licenses are subject to renewal after the initial term, provided that we have complied with applicable rules and policies in each of our markets. We intend to comply, and believe we have complied, with these rules and policies in all material respects. However, because governmental authorities have discretion as to the grant or renewal of licenses, our licenses may not be renewed, which could have a significant impact on our estimated useful lives. This would affect our results of operations in the future.

Asset Retirement Obligations.  We record an asset retirement obligation, or ARO, and an associated asset retirement cost, or ARC, when we have a legal obligation in connection with the retirement of tangible long-lived assets. We have certain legal obligations, conditional and otherwise, related to network infrastructure, principally tower and related assets and certain administrative facilities. These legal obligations include obligations to remove our network infrastructure and administrative assets from the leased space where these assets are located. Estimating this obligation requires us to make certain assumptions that are highly judgmental in nature. The significant assumptions used in estimating our asset retirement obligations include the following: the probability that our assets with asset retirement obligations will be removed at the lessor’s directive; expected settlement dates that coincide with lease expiration dates plus estimates of lease extensions; removal costs that are indicative of what third party vendors would charge us to remove the assets; expected inflation rates that are consistent with historical inflation rates; and credit-adjusted risk-free rates that approximate our incremental borrowing rates. We review these assumptions to ensure that the estimates are reasonable. Any change in the assumptions used could significantly affect the amounts recorded. Over time, we accrete the ARO to its future value, and depreciate the ARC over the estimated useful life of the related asset. Upon settlement of the ARO, we either settle the obligation for its recorded amount or incur a gain or loss if the actual settlement cost is different from the recorded amount.

Foreign Currency.  We translate the results of operations for our non-U.S. subsidiaries and affiliates from the designated functional currency to the U.S. dollar using average exchange rates during the relevant period, while we translate assets and liabilities at the exchange rate in effect at the reporting date. We report the resulting gains or losses from translating foreign currency financial statements as other comprehensive income or loss.

Because average exchange rates are used to translate the operations of our non-U.S. subsidiaries, our operating companies’ trends may be impacted by the translation. For example, in-country U.S. dollar-based trends may be accentuated or attenuated by changes in translation rates.

We report the effects of changes in exchange rates associated with U.S. dollar-denominated assets and liabilities as foreign currency transaction gains or losses. With regard to intercompany loans and advances to our foreign subsidiaries that are of a long-term investment nature and that are not expected to be settled in the foreseeable future, we report the effects of changes in exchange rates as part of the cumulative foreign currency translation adjustment in our consolidated financial statements. We view the intercompany loans and advances from our U.S. subsidiaries to Nextel Brazil and Nextel Chile and an intercompany payable due to Nextel Mexico as of a long-term investment nature. In contrast, we report the effects of exchange rates associated with U.S. dollar denominated intercompany loans and advances to our foreign subsidiaries that are due, or for which repayment is anticipated, in the foreseeable future, as foreign currency transaction gains, net in our consolidated statements of operations. As a result, our determination of whether intercompany loans and advances are of a long-term investment nature can have a significant impact on the calculation of foreign currency transaction gains and losses and the foreign currency translation adjustment.

Loss Contingencies.  We account for and disclose loss contingencies such as pending litigation and actual or possible claims and assessments in accordance with SFAS No. 5, “Accounting for Contingencies.” We accrue for loss contingencies if it is probable that a loss will occur and if the loss can be reasonably estimated. We disclose, but do not accrue for, loss contingencies if it is reasonably possible that a loss will occur and if the loss can be reasonably estimated. We do not accrue for or disclose loss contingencies if there is only a remote possibility that the loss will occur. SFAS No. 5 requires us to make judgments regarding future events, including an assessment relating to the likelihood that a loss may occur and an estimate of the amount of such loss. In assessing loss contingencies, we often seek the assistance of our legal counsel and in some instances, of third party legal counsel. As a result of the significant judgment required in assessing and estimating loss contingencies, actual losses realized in future periods could differ significantly from our estimates.

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

On January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, “Shared-Based Payment,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and directors, including stock options and restricted stock. We used the modified prospective transition method and therefore have not restated our prior period’s results. Share-based compensation expense recognized in our consolidated statement of operations for the year ended December 31, 2006 includes compensation expense for share-based awards granted (i) prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, and (ii) subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

We use the Black-Scholes-Merton option pricing model, which we refer to as the Black-Scholes Model, for purposes of determining the estimated fair value of share-based payment awards on the date of grant under SFAS 123R. The Black-Scholes Model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models such as the Black-Scholes-Model require the input of highly subjective assumptions, including expected stock price volatility and expected exercise behavior, as well as other assumptions including the average risk free interest rate and expected dividend yield.

Each year we use an independent consulting firm with expertise in this area to review our assumptions, methodology and calculations. The assumptions we use in the Black-Scholes Model represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. Consequently, there is a risk that our estimates of the fair values of our stock option awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock option awards in the future. Certain stock option awards may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from the stock option awards that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. Additionally, application of alternative assumptions could produce significantly different estimates of the fair value of stock option awards and consequently, the related amounts recognized in the consolidated statements of operations. Currently, there is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates from option-pricing valuation models, such as Black-Scholes, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of stock option awards is determined in accordance with SFAS 123R and Staff Accounting Bulletin Topic 14 (SAB 107) using the Black-Scholes Model, the fair value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. Because stock options granted to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, we believe that the existing models, including the Black-Scholes model, do not necessarily provide a reliable single measure of the fair value of the stock options.

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

A substantial portion of our deferred tax asset valuation allowance relates to deferred tax assets that, if realized, will not result in a benefit to our income tax provision. In accordance with SOP 90-7, we recognize decreases in the valuation allowance existing at the reorganization date first as a reduction in the carrying value of intangible assets existing at the reorganization date and then as an increase to paid-in capital. As of December 31, 2004, we reduced to zero the carrying value of our intangible assets existing at the reorganization date. We will record the future decreases, if any, of the valuation allowance existing on the reorganization date as an increase to paid-in capital. We will record decreases, if any, of the post-reorganization valuation allowance as a benefit to our income tax provision. In accordance with SFAS 123R, we recognize decreases in the valuation allowance attributable to the excess tax benefits resulting from the exercise of employee stock options as an increase to paid-in capital. In each market and in the U.S., we recognize decreases in the valuation allowance first as a decrease in the remaining valuation allowance that existed as of the reorganization date, then as a decrease in any post-reorganization valuation allowance, and finally as a decrease of the valuation allowance associated with stock option deductions.

Realization of deferred tax assets in any of our markets depends on continued future profitability in these markets. Our ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, technology trends, political uncertainties, competitive pressures and other factors beyond management’s control. If our operations continue to demonstrate profitability, we may further reverse additional deferred tax asset valuation allowance balances during 2007. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our foreign and U.S. companies throughout 2007 to determine the appropriate level of valuation allowances.

We are subject to income taxes in both the United States and the non-U.S. jurisdictions in which we operate. Certain of our entities are under examination by the relevant taxing authorities for various tax years. We regularly assess the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. We have established tax reserves, which we believe to be adequate in relation to the potential for additional assessments. Once established, we adjust the reserves only when there is more information available or when an event occurs necessitating a change to the reserves. While we believe that the amount of the tax estimates is reasonable, it is possible that the ultimate outcome of current or future examinations may exceed current reserves in amounts that could be material.

Related Party Transactions

Transactions with Nextel Communications, Inc.

Following Nextel Communications’ sale of 18,000,000 shares of our common stock on November 13, 2003, Nextel Communications owned 24,712,128 shares of our common stock, either directly or indirectly, which represented approximately 17.7% of our issued and outstanding shares of common stock as of December 31, 2004.

Following Nextel Communications’ sale of 10,000,000 shares of our common stock on September 7, 2005, Nextel Communications owned 14,712,128 shares of our common stock, either directly or indirectly, which represented approximately 9.7% and 9.1% of our issued and outstanding shares of common stock as of December 31, 2005 and 2006, respectively.

As of January 5, 2007, Nextel Communications sold all of its remaining shares of our common stock. As a result, we no longer consider Nextel Communications to be a related party.

The following are descriptions of significant transactions consummated with Nextel Communications on November 12, 2002 under our confirmed plan of reorganization.

New Spectrum Use and Build-Out Agreement

On November 12, 2002, we and Nextel Communications entered into a new spectrum use and build-out agreement. Under this agreement, certain of our subsidiaries committed to complete the construction of our network in the Baja region of Mexico, in exchange for cash proceeds from Nextel Communications of $50.0 million. We recorded the $50.0 million as deferred revenues, and we are recognizing the revenue ratably over 15.5 years, the then remaining useful life of our licenses in Tijuana. As of December 31, 2006 and 2005, we had recorded $39.2 million and $42.5 million, respectively, of deferred revenues related to this agreement, of which $36.0 million and $39.3 million are classified as long-term, respectively. During each of the years ended December 31, 2006, 2005 and 2004, we recognized $3.2 million in revenues related to this arrangement.

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

Cost of revenues primarily includes the cost of providing wireless service and the cost of digital handset and accessory sales. Cost of providing service consists largely of costs of interconnection with local exchange carrier facilities and direct switch and transmitter and receiver site costs, including property taxes, expenses related to our handset maintenance programs, insurance costs, utility costs, maintenance costs and rent for the network switches and transmitter sites used to operate our digital mobile networks. Interconnection costs have fixed and variable components. The fixed component of interconnection costs consists of monthly flat-rate fees for facilities leased from local exchange carriers, primarily for circuits required to connect our transmitter sites to our network switches and to connect our switches. The variable component of interconnection costs, which fluctuates in relation to the volume and duration of wireless calls, generally consists of per-minute use fees charged by wireline and wireless providers for wireless calls from our digital handsets terminating on their networks. Cost of digital handset and accessory sales consists largely of the cost of the handset and accessories, order fulfillment and installation-related expenses, as well as write-downs of digital handset and related accessory inventory for shrinkage or obsolescence.

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

Selling and marketing expenses includes all of the expenses related to acquiring customers. General and administrative expenses include expenses related to revenue-based taxes, billing, customer care, collections including bad debt, repairs and maintenance of management information systems, spectrum license fees, corporate overhead and share-based payment for stock options and restricted stock.

1.	Year Ended December 31, 2006 vs. Year Ended December 31, 2005

a. Consolidated

		% of		% of
	Year Ended	Consolidated	Year Ended	Consolidated	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2006	Revenues	2005	Revenues	Dollars	Percent
	(dollars in thousands)
Operating revenues
Service and other revenues	$2,279,922	96%	$1,666,613	95%	$613,309	37%
Digital handset and accessory revenues	91,418	4%	79,226	5%	12,192	15%

	2,371,340	100%	1,745,839	100%	625,501	36%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(617,669)	(26)%	(464,651)	(27)%	(153,018)	33%
Cost of digital handset and accessory sales	(311,307)	(13)%	(251,192)	(14)%	(60,115)	24%

	(928,976)	(39)%	(715,843)	(41)%	(213,133)	30%
Selling and marketing expenses	(321,240)	(14)%	(233,540)	(13)%	(87,700)	38%
General and administrative expenses	(459,133)	(19)%	(311,695)	(18)%	(147,438)	47%
Depreciation and amortization	(202,222)	(9)%	(130,132)	(7)%	(72,090)	55%

Operating income	459,769	19%	354,629	21%	105,140	30%
Interest expense, net	(89,379)	(4)%	(72,470)	(4)%	(16,909)	23%
Interest income	51,057	2%	32,611	2%	18,446	57%
Foreign currency transaction gains, net	3,557	—	3,357	—	200	6%
Debt conversion expense	(5,070)	—	(8,930)	(1)%	3,860	(43)%
Other expense, net	(6,000)	—	(8,621)	(1)%	2,621	(30)%

Income before income tax provision	413,934	17%	300,576	17%	113,358	38%
Income tax provision	(119,444)	(5)%	(125,795)	(7)%	6,351	(5)%

Net income	$294,490	12%	$174,781	10%	$119,709	68%

1.  Operating revenues

The $613.3 million, or 37%, increase in consolidated service and other revenues from 2005 to 2006 is primarily due to a 37% increase in the average number of total digital handsets in service resulting from continued strong demand for our services and our balanced growth and expansion objectives.

The $12.2 million, or 15%, increase in consolidated digital handset and accessory revenues from 2005 to 2006 is primarily due to a 39% increase in total handset sales, as well as an 8% increase in handset upgrades, partially offset by lower revenues earned per handset sale resulting from handset promotions.

2.  Cost of revenues

The $153.0 million, or 33%, increase in consolidated cost of service from 2005 to 2006 is principally a result of the following:

•	an $80.1 million, or 35%, increase in consolidated interconnect costs resulting from a 43% increase in consolidated interconnect minutes of use, partially offset by lower costs per minute of use primarily resulting from volume discounts negotiated with various carriers in Mexico;

•	a $40.3 million, or 25%, increase in consolidated direct switch and transmitter and receiver site costs resulting from a 27% increase in the total number of consolidated transmitter and receiver sites in service from December 31, 2005 to December 31, 2006;

•	a $25.0 million, or 40%, increase in consolidated service and repair costs mainly resulting from an increase in subscribers participating under our handset maintenance programs; and

•	a $7.5 million, or 23%, increase in engineering payroll and related expenses resulting from an increase in personnel necessary to support our larger wireless networks.

The $60.1 million, or 24%, increase in consolidated cost of digital handset and accessory sales from 2005 to 2006 is primarily due to a 39% increase in total handset sales, as well as an 8% increase in handset upgrades, partially offset by lower cost per handset sale resulting from a reduction in handset unit costs in 2006.

3.  Selling and marketing expenses

The $87.7 million, or 38%, increase in consolidated selling and marketing expenses from 2005 to 2006 is principally a result of the following:

•	a $39.0 million, or 43%, increase in consolidated indirect commissions resulting from a 43% increase in total handset sales through external sales channels;

•	a $30.9 million, or 36%, increase in consolidated direct commissions and payroll expenses largely due to an increase in commissions incurred as a result of a 33% increase in total handset sales by internal sales personnel and an increase in salaries; and

•	a $17.6 million, or 38%, increase in consolidated advertising expenses, primarily in Mexico and Brazil, mainly related to the launch of new markets in connection with our expansion plan and increased advertising initiatives related to overall subscriber growth.

4.  General and administrative expenses

The $147.4 million, or 47%, increase in consolidated general and administrative expenses from 2005 to 2006 is primarily a result of the following:

•	a $37.1 million, or 25%, increase largely due to higher personnel costs related to an increase in headcount and higher facilities-related expenses due to continued subscriber growth and expansion into new markets;

•	a $35.3 million, or 46%, increase in consolidated customer care expenses, mainly payroll and related expenses, resulting from additional customer care personnel necessary to support a larger consolidated customer base;

•	$31.8 million in incremental stock option compensation expense that we recognized in 2006 as a result of the implementation of SFAS 123R on January 1, 2006;

•	an $11.0 million, or 33%, increase in information technology repair and maintenance costs primarily in Mexico and Brazil related to the expansion of their networks and the implementation of new systems;

•	a $10.7 million, or 58%, increase in revenue-based taxes in Brazil that we report on a gross basis as both service and other revenues and general and administrative expenses;

•	a $10.6 million, or 54%, increase in consolidated bad debt expense, which increased slightly as a percentage of revenues from 1.13% in 2005 to 1.28% in 2006; and

•	a $6.4 million, or 118%, increase in share-based payment expense for restricted stock.

5.  Depreciation and amortization

The $72.1 million, or 55%, increase in consolidated depreciation and amortization from 2005 to 2006 is primarily due to a 63% increase in our consolidated property, plant and equipment in service resulting from the continued expansion of our digital mobile networks, mainly in Mexico and Brazil.

6.  Interest expense, net

The $16.9 million, or 23%, increase in consolidated net interest expense from 2005 to 2006 is primarily due to the following:

•	an $11.1 million increase in interest expense related to the draw-down of Nextel Mexico’s syndicated loan facility in May 2005, which resulted in seven months of interest expense in 2005 compared to a full year of interest expense in 2006;

•	an $8.3 million increase in interest incurred on our towers financing transactions and capital lease obligations in Mexico and Brazil primarily due to an increase in both the number of towers sold and capital leases; and

•	a $6.0 million increase in interest expense related to the issuance of our 2.75% convertible notes in August 2005, which resulted in five months of interest expense in 2005 compared to a full year of interest expense in 2006.

These increases were partially offset by a $3.9 million increase in capitalized interest and a $4.0 million decrease in interest expense on Nextel Argentina’s turnover tax contingency because Nextel Argentina paid the full liability due in April 2006.

7. Interest income

The $18.4 million, or 57%, increase in interest income from 2005 to 2006 is largely the result of an increase in average consolidated cash balances due to the draw-down of Nextel Mexico’s syndicated loan facility in May 2005, cash generated from operations in Mexico and the $350.0 million proceeds received from the issuance of our 2.75% convertible notes in August 2005.

8. Debt conversion expense

Debt conversion expense for 2006 represents $5.1 million in cash consideration and direct external costs that we paid in connection with the conversion of the remaining $91.4 million of our 3.5% convertible notes during the fourth quarter of 2006.

Debt conversion expense for 2005 represents $8.9 million in cash consideration and direct external costs that we paid in connection with the conversion of $88.5 million of our 3.5% convertible notes during the second quarter of 2005.

9. Income tax provision

The $6.4 million, or 5%, decrease in the income tax provision from 2005 to 2006 is primarily due to a $17.1 million benefit related to an out-of-period adjustment and a reduced effective tax rate, partially offset by a $113.4 million, or 38%, increase in income before tax. The 2006 effective tax rate decreased by 13% in comparison to 2005 primarily due to the effects of the out-of-period adjustment (4%), a smaller valuation allowance increase compared to 2005 (3%), a reduction in the amount of non-deductible expenses outside the U.S. (3%) and various other items (3%, net). Without the effect of the out-of-period adjustment, our 2006 effective tax rate would have been 33% rather than 29%.

Segment Results

We evaluate performance of our segments and provide resources to them based on operating income before depreciation and amortization and impairment, restructuring and other charges, which we refer to as segment earnings. Because we do not view share-based compensation as an important element of operational performance, we recognize share-based payment expense at the corporate level and exclude it when evaluating the business performance of our segments. We charged management fees of $47.9 million, $68.1 million and $37.8 million to Nextel Mexico during the years ended December 31, 2006, 2005 and 2004, respectively. The segment information below does not reflect any of these management fees because the amounts of these fees are not provided to or used by our chief operating decision maker in making operating decisions related to these segments. The tables below provide a summary of the components of our consolidated segments for the years ended December 31, 2006 and 2005. The results of Nextel Chile are included in “Corporate and other.”

						%of
						Consolidated
		%of		%of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Year Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
December 31, 2006	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
	(dollars in thousands)

Nextel Mexico	$1,341,297	57%	$(448,072)	48%	$(362,541)	46%	$530,684
Nextel Brazil	536,988	23%	(243,288)	26%	(178,556)	23%	115,144
Nextel Argentina	345,034	14%	(159,025)	17%	(87,013)	11%	98,996
Nextel Peru	146,373	6%	(77,385)	9%	(42,910)	6%	26,078
Corporate and other	2,425	—	(1,983)	—	(109,353)	14%	(108,911)
Intercompany eliminations	(777)	—	777	—	—	—	—

Total consolidated	$2,371,340	100%	$(928,976)	100%	$(780,373)	100%

						%of
						Consolidated
		%of		%of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Year Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
December 31, 2005	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
	(dollars in thousands)

Nextel Mexico	$1,013,320	58%	$(348,019)	49%	$(265,603)	49%	$399,698
Nextel Brazil	347,530	20%	(181,418)	25%	(121,921)	22%	44,191
Nextel Argentina	269,572	15%	(130,949)	18%	(67,791)	13%	70,832
Nextel Peru	114,201	7%	(54,634)	8%	(33,196)	6%	26,371
Corporate and other	1,886	—	(1,493)	—	(56,724)	10%	(56,331)
Intercompany eliminations	(670)	—	670	—	—	—	—

Total consolidated	$1,745,839	100%	$(715,843)	100%	$(545,235)	100%

A discussion of the results of operations in each of our reportable segments is provided below.

b. Nextel Mexico

		%of		%of
		Nextel		Nextel
	Year Ended	Mexico’s	Year Ended	Mexico’s	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2006	Revenues	2005	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$1,319,371	98%	$986,936	97%	$332,435	34%
Digital handset and accessory revenues	21,926	2%	26,384	3%	(4,458)	(17)%

	1,341,297	100%	1,013,320	100%	327,977	32%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(275,950)	(20)%	(214,646)	(21)%	(61,304)	29%
Cost of digital handset and accessory sales	(172,122)	(13)%	(133,373)	(13)%	(38,749)	29%

	(448,072)	(33)%	(348,019)	(34)%	(100,053)	29%
Selling and marketing expenses	(197,653)	(15)%	(148,096)	(15)%	(49,557)	33%
General and administrative expenses	(164,888)	(12)%	(117,507)	(11)%	(47,381)	40%

Segment earnings	530,684	40%	399,698	40%	130,986	33%
Depreciation and amortization	(105,867)	(8)%	(69,300)	(7)%	(36,567)	53%

Operating income	424,817	32%	330,398	33%	94,419	29%
Interest expense, net	(38,424)	(3)%	(28,670)	(3)%	(9,754)	34%
Interest income	32,377	2%	22,465	2%	9,912	44%
Foreign currency transaction gains, net	3,957	—	2,602	—	1,355	52%
Other expense, net	(3,173)	—	(4,167)	—	994	(24)%

Income before income tax	$419,554	31%	$322,628	32%	$96,926	30%

Nextel Mexico is our largest and most profitable market segment, comprising 57% of our consolidated revenues for 2006. Nextel Mexico’s growth in profitability is primarily a result of year-over-year subscriber growth that was achieved while Nextel Mexico maintained operating costs at consistent levels as a percentage of revenues. Additional subscriber growth was the result of continued customer demand, selectively expanding coverage in new and existing markets and improving network quality and capacity. Coverage expansion and network improvements resulted in capital expenditures totaling $308.3 million for 2006, which is a 49% share of all capital expenditure investments. We expect that Nextel Mexico will continue to represent a significant portion of our total capital expenditure investments in the future. Nextel Mexico decreased its customer turnover by making concentrated investments in customer retention programs. We expect subscriber growth in Mexico to continue as we complete the build out of new markets over the next year using 800MHz spectrum licenses that we acquired in March 2005. In addition, as Nextel Mexico continues to grow its business, we expect that Nextel Mexico’s average revenue per subscriber may decrease slightly in 2007.

In accordance with generally accepted accounting principles in the United States, we translated Nextel Mexico’s results of operations using the average exchange rate for 2006, which remained relatively constant against the U.S. dollar from 2005. As a result, the components of Nextel Mexico’s results of operations for 2006 after translation into U.S. dollars are generally comparable to its results of operations for 2005.

1.  Operating revenues

The $332.4 million, or 34%, increase in service and other revenues from 2005 to 2006 is primarily due to a 38% increase in the average number of digital handsets in service resulting from growth in Nextel Mexico’s existing markets, as well as the expansion of service coverage during 2005 and 2006 into new markets in connection our balanced growth and expansion objectives.

The $4.5 million, or 17%, decrease in digital handset and accessory revenues from 2005 to 2006 is the result of promotions to new and existing customers that significantly lowered the average revenue earned per handset sale. These decreases were partially offset by a 42% increase in handset sales.

2.  Cost of revenues

The $61.3 million, or 29%, increase in cost of service from 2005 to 2006 is principally due to the following:

•	a $26.2 million, or 26%, increase in interconnect costs generally resulting from a 51% increase in interconnect minutes of use, partially offset by lower per minute charges achieved through volume discounts negotiated with various carriers;

•	a $20.2 million, or 26%, increase in direct switch and transmitter and receiver site costs resulting from a 36% increase in the number of transmitter and receiver sites in service from December 31, 2005 to December 31, 2006 and an increase in spectrum license fees;

•	a $10.7 million, or 38%, increase in service and repair costs largely due to increased activity under Nextel Mexico’s handset maintenance program; and

•	a $2.2 million, or 12%, increase in engineering payroll and related expenses resulting from an increase in personnel necessary to support a larger wireless network.

The $38.7 million, or 29%, increase in cost of digital handset and accessory sales from 2005 to 2006 is primarily due to a 42% increase in handset sales, as well as a 10% increase in handset upgrades.

3.  Selling and marketing expenses

The $49.6 million, or 33%, increase in selling and marketing expenses from 2005 to 2006 is primarily a result of the following:

•	a $26.0 million, or 40%, increase in indirect commissions primarily due to a 47% increase in handset sales by Nextel Mexico’s external sales channels;

•	a $10.9 million, or 24%, increase in direct commissions and payroll expenses principally due to a 33% increase in handset sales by Nextel Mexico’s sales personnel; and

•	an $11.7 million, or 38%, increase in advertising costs largely due to the launch of new markets in connection with Nextel Mexico’s expansion plan, the launch of new rate plans and objectives to reinforce market awareness of the Nextel brandname.

4.	General and administrative expenses

The $47.4 million, or 40%, increase in general and administrative expenses from 2005 to 2006 is largely a result of the following:

•	an $18.5 million, or 49%, increase in customer care expenses primarily due to an increase in payroll and employee related expenses caused by an increase in customer care personnel necessary to support a larger customer base, as well as an increase in the number of retail stores;

•	a $16.6 million, or 30%, increase in general corporate costs resulting from an increase in payroll and related expenses caused by more general and administrative personnel, higher business insurance expenses and increased facilities costs due to expansion into new markets;

•	a $7.5 million, or 84%, increase in bad debt expense, which increased as a percentage of revenues from 0.9% in 2005 to 1.2% in 2006; and

•	a $3.8 million, or 28%, increase in information technology repairs and maintenance expenses related to the expansion of Nextel Mexico’s network and the implementation of new systems.

5.	Depreciation and amortization

The $36.6 million, or 53%, increase in depreciation and amortization from 2005 to 2006 is primarily due to a 60% increase in Nextel Mexico’s property, plant and equipment in service resulting from the continued build-out of Nextel Mexico’s digital mobile network in connection with its expansion plan.

6.	Interest expense, net

The $9.8 million, or 34%, increase in net interest expense from 2005 to 2006 is largely a result of the draw-down of Nextel Mexico’s syndicated loan facility in May 2005, which resulted in seven months of interest expense in 2005 compared to twelve months of interest expense in 2006, and an increase in interest incurred on Nextel Mexico’s tower financing transactions and capital lease obligations due to an increase in both the number of towers financed and capital leases.

7.	Interest income

The $9.9 million, or 44%, increase in interest income from 2005 to 2006 is largely due to an increase in Nextel Mexico’s average cash balances resulting primarily from the draw-down of Nextel Mexico’s syndicated loan facility in May 2005 and cash generated from operations.

c.  Nextel Brazil

		%of		%of
		Nextel		Nextel
	Year Ended	Brazil’s	Year Ended	Brazil’s	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2006	Revenues	2005	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$500,315	93%	$321,655	93%	$178,660	56%
Digital handset and accessory revenues	36,673	7%	25,875	7%	10,798	42%

	536,988	100%	347,530	100%	189,458	55%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(173,570)	(32)%	(122,267)	(35)%	(51,303)	42%
Cost of digital handset and accessory sales	(69,718)	(13)%	(59,151)	(17)%	(10,567)	18%

	(243,288)	(45)%	(181,418)	(52)%	(61,870)	34%
Selling and marketing expenses	(70,411)	(13)%	(46,949)	(13)%	(23,462)	50%
General and administrative expenses	(108,145)	(21)%	(74,972)	(22)%	(33,173)	44%

Segment earnings	115,144	21%	44,191	13%	70,953	161%
Depreciation and amortization	(59,199)	(11)%	(31,768)	(9)%	(27,431)	86%

Operating income	55,945	10%	12,423	4%	43,522	350%
Interest expense, net	(23,961)	(5)%	(18,113)	(5)%	(5,848)	32%
Interest income	3,490	1%	1,941	—	1,549	80%
Foreign currency transaction (losses) gains, net	(387)	—	225	—	(612)	(272)%
Other expense, net	(1,876)	—	(3,817)	(1)%	1,941	(51)%

Income (loss) before income tax	$33,211	6%	$(7,341)	(2)%	$40,552	NM

NM-Not Meaningful

Over the last three years, Nextel Brazil’s subscriber base and segment earnings have increased as a result of a continued focus on customer service, the expansion of its digital mobile network and significant improvements in its operating cost structure. In addition to these factors, as a result of the improvement in the Brazilian economy over the same period and increasing demand for its services, Nextel Brazil has continued to grow its existing markets and made significant investments in new markets. Over the next year, Nextel Brazil plans to continue to expand its digital mobile network and grow its subscriber base.

In accordance with accounting principles generally accepted in the United States, we translated Nextel Brazil’s results of operations using the average exchange rate for 2006, which appreciated against the U.S. dollar by 12% from 2005. As a result, the components of Nextel Brazil’s results of operations for 2006 after translation into U.S. dollars reflect higher increases than would have occurred if it were not for the impact of the appreciation in the average value of the Brazilian real relative to the U.S. dollar.

1.	Operating revenues

The $178.7 million, or 56%, increase in service and other revenues from 2005 to 2006 is primarily a result of the following:

•	a 39% increase in the average number of digital handsets in service resulting from growth in Nextel Brazil’s existing markets, as well as the expansion of service coverage during 2005 and 2006 into new markets in connection with our balanced growth and expansion objectives;

•	the 12% appreciation of the Brazilian real against the U.S. dollar; and

•	a $15.6 million, or 85%, increase in revenues generated from Nextel Brazil’s handset maintenance program due to growth in the number of subscribers that are utilizing this program.

The $10.8 million, or 42%, increase in digital handset and accessory revenues from 2005 to 2006 is largely the result of a 39% increase in handset sales.

2.	Cost of revenues

The $51.3 million, or 42%, increase in cost of service from 2005 to 2006 is primarily due to the following:

•	a $26.2 million, or 46%, increase in interconnect costs resulting from a 48% increase in interconnect minutes of use;

•	a $15.6 million, or 33%, increase in direct switch and transmitter and receiver site costs, including spectrum license fees, resulting from a 23% increase in the number of transmitter and receiver sites in service from December 31, 2005 to December 31, 2006; and

•	a $6.5 million, or 56%, increase in service and repair costs largely due to increased subscribers under Nextel Brazil’s handset maintenance program.

The increase in cost of service also resulted from the 12% appreciation of the Brazilian real against the U.S. dollar.

The $10.6 million, or 18%, increase in cost of digital handset and accessory sales from 2005 to 2006 is primarily due to a 39% increase in handset sales, partially offset by a decrease in cost per handset sale due to a change in the mix of handsets sold, which included a higher proportion of less expensive models during 2006 compared to 2005.

3.	Selling and marketing expenses

The $23.5 million, or 50%, increase in selling and marketing expenses from 2005 to 2006 is principally due to the following:

•	a $12.3 million, or 57%, increase in payroll and direct commissions largely as a result of a 39% increase in handset sales by Nextel Brazil’s sales force and an increase in salaries primarily resulting from additional selling and marketing personnel necessary to support continued sales growth;

•	a $7.0 million, or 62%, increase in indirect commissions resulting from a 39% increase in handset sales through Nextel Brazil’s external sales channels, as well as an increase in indirect commissions earned per handset sale resulting from premiums paid on sales exceeding pre-established thresholds; and

•	a $5.1 million, or 51%, increase in advertising expenses due to the implementation of more advertising campaigns during 2006 primarily as a result of increased initiatives related to overall subscriber growth and the launch of new markets in connection with Nextel Brazil’s expansion plan.

All of these increases also resulted from the 12% appreciation of the Brazilian real against the U.S. dollar.

4.	General and administrative expenses

The $33.2 million, or 44%, increase in general and administrative expenses from 2005 to 2006 is primarily a result of the following:

•	a $10.9 million, or 50%, increase in customer care expenses resulting from an increase in customer care personnel necessary to support a larger customer base, as well as an increase in the number of retail stores;

•	a $10.7 million, or 58%, increase in revenue-based taxes that we report on a gross basis as both service and other revenues and general and administrative expenses;

•	a $5.8 million, or 29%, increase in general corporate costs resulting from an increase in general and administrative personnel; and

•	a $3.5 million, or 59%, increase in information technology expenses related to the expansion of Nextel Brazil’s network and the implementation of new systems.

All of these increases also resulted from the 12% appreciation of the Brazilian real against the U.S. dollar.

5.	Depreciation and amortization

The $27.4 million, or 86%, increase in depreciation and amortization from 2005 to 2006 is primarily due to a 78% increase in Nextel Brazil’s property, plant and equipment in service resulting from the continued build-out of Nextel Brazil’s digital mobile network, as well as the 12% appreciation of the Brazilian real against the U.S. dollar.

6.	Interest expense, net

The $5.8 million, or 32%, increase in net interest expense from 2005 to 2006 is primarily the result of increased interest incurred on Nextel Brazil’s tower financing and capital lease obligations due to an increase in both the number of towers financed and capital leases, as well as the 12% appreciation of the Brazilian real against the U.S. dollar.

d. Nextel Argentina

		%of		%of
		Nextel		Nextel
	Year Ended	Argentina’s	Year Ended	Argentina’s	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2006	Revenues	2005	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$320,664	93%	$248,262	92%	$72,402	29%
Digital handset and accessory revenues	24,370	7%	21,310	8%	3,060	14%

	345,034	100%	269,572	100%	75,462	28%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(113,918)	(33)%	(90,625)	(34)%	(23,293)	26%
Cost of digital handset and accessory sales	(45,107)	(13)%	(40,324)	(15)%	(4,783)	12%

	(159,025)	(46)%	(130,949)	(49)%	(28,076)	21%
Selling and marketing expenses	(27,752)	(8)%	(21,254)	(8)%	(6,498)	31%
General and administrative expenses	(59,261)	(17)%	(46,537)	(17)%	(12,724)	27%

Segment earnings	98,996	29%	70,832	26%	28,164	40%
Depreciation and amortization	(20,141)	(6)%	(16,460)	(6)%	(3,681)	22%

Operating income	78,855	23%	54,372	20%	24,483	45%
Interest expense, net	(2,330)	(1)%	(5,407)	(1)%	3,077	(57)%
Interest income	2,509	1%	661	—	1,848	280%
Foreign currency transaction (losses) gains, net	(18)	—	500	—	(518)	(104)%
Other income (expense), net	329	—	(33)	—	362	NM

Income before income tax	$79,345	23%	$50,093	19%	$29,252	58%

NM-Not Meaningful

In accordance with accounting principles generally accepted in the United States, we translated Nextel Argentina’s results of operations using the average exchange rate for 2006 and 2005. The average exchange rate of the Argentine peso for 2006 depreciated against the U.S. dollar by 5% from 2005. As a result, the components of Nextel Argentina’s results of operations for 2006 after translation into U.S. dollars reflect slightly lower increases than would have occurred if it were not for the impact of the depreciation in the average value of the Argentine peso.

1.	Operating revenues

The $72.4 million, or 29%, increase in service and other revenues from 2005 to 2006 is primarily a result of the following:

•	a 31% increase in the average number of digital handsets in service, resulting primarily from growth in Nextel Argentina’s existing markets; and

•	an $8.6 million, or 37%, increase in revenues generated from Nextel Argentina’s handset maintenance program due to growth in the number of Nextel Argentina’s subscribers that are utilizing this program.

The $3.1 million, or 14%, increase in digital handset and accessory revenues from 2005 to 2006 is primarily the result of a 28% increase in handset sales, as well as an 8% increase in handset upgrades.

2.	Cost of revenues

The $23.3 million, or 26%, increase in cost of service from 2005 to 2006 is principally a result of the following:

•	a $13.6 million, or 27%, increase in interconnect costs largely as a result of a 21% increase in interconnect minutes of use;

•	a $6.7 million, or 37%, increase in service and repair costs largely due to increased subscribers under Nextel Argentina’s handset maintenance program; and

•	a $2.6 million, or 11%, increase in direct switch and transmitter and receiver site costs, including spectrum license fees, due to a 12% increase in the number of transmitter and receiver sites in service from December 31, 2005 to December 31, 2006.

The $4.8 million, or 12%, increase in cost of digital handsets and accessories from 2005 to 2006 is primarily the result of a 28% increase in handset sales, as well as an 8% increase in handset upgrades, partially offset by lower handset costs.

3.	Selling and marketing expenses

The $6.5 million, or 31%, increase in selling and marketing expenses from 2005 to 2006 is largely a result of the following:

•	a $3.4 million, or 39%, increase in indirect commissions primarily due to a 37% increase in handset sales obtained through Nextel Argentina’s external sales channels; and

•	a $2.2 million, or 27%, increase in payroll and direct commissions largely due to an increase in direct commissions resulting from an 18% increase in handset sales by Nextel Argentina’s sales force.

4.	General and administrative expenses

The $12.7 million, or 27%, increase in general and administrative expenses from 2005 to 2006 is largely a result of the following:

•	a $7.4 million, or 25%, increase in general corporate costs resulting from certain revenue-based taxes and an increase in payroll and related expenses caused by an increase in general and administrative personnel;

•	a $3.3 million, or 38%, increase in customer care expenses resulting from additional customer care personnel needed to support a growing customer base and higher facilities-related expenses caused by continued subscriber growth; and

•	a $1.6 million, or 30%, increase in information technology expenses related to higher software maintenance costs.

5.	Depreciation and amortization

The $3.7 million, or 22%, increase in depreciation and amortization from 2005 to 2006 is primarily due to a 44% increase in Nextel Argentina’s property, plant and equipment in service, partially offset by a decrease in depreciation due to the correction of an error in the computation of the useful life of certain software as described in Note 1 to our consolidated financial statements.

6.	Interest expense, net

The $3.1 million, or 57%, decrease in net interest expense from 2005 to 2006 is largely the result of a decrease in interest expense on Nextel Argentina’s turnover tax contingency because Nextel Argentina paid the full liability due in April 2006.

e. Nextel Peru

		%of		%of
		Nextel		Nextel
	Year Ended	Peru’s	Year Ended	Peru’s	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2006	Revenues	2005	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$137,924	94%	$108,544	95%	$29,380	27%
Digital handset and accessory revenues	8,449	6%	5,657	5%	2,792	49%

	146,373	100%	114,201	100%	32,172	28%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(53,145)	(36)%	(36,290)	(32)%	(16,855)	46%
Cost of digital handset and accessory sales	(24,240)	(17)%	(18,344)	(16)%	(5,896)	32%

	(77,385)	(53)%	(54,634)	(48)%	(22,751)	42%
Selling and marketing expenses	(17,213)	(12)%	(12,606)	(11)%	(4,607)	37%
General and administrative expenses	(25,697)	(17)%	(20,590)	(18)%	(5,107)	25%

Segment earnings	26,078	18%	26,371	23%	(293)	(1)%
Depreciation and amortization	(12,927)	(9)%	(8,718)	(8)%	(4,209)	48%

Operating income	13,151	9%	17,653	15%	(4,502)	(26)%
Interest expense, net	(145)	—	(152)	—	7	(5)%
Interest income	1,070	1%	880	1%	190	22%
Foreign currency transaction gains, net	106	—	20	—	86	NM
Other income (expense), net	2	—	(11)	—	13	(118)%

Income before income tax	$14,184	10%	$18,390	16%	$(4,206)	(23)%

NM-Not Meaningful

Because the U.S. dollar is the functional currency in Peru, Nextel Peru’s results of operations are not significantly impacted by changes in the U.S. dollar to Peruvian sol exchange rate.

1.	Operating revenues

The $29.4 million, or 27%, increase in service and other revenues from 2005 to 2006 is primarily due to a 37% increase in the average number of digital handsets in service, partially offset by a decrease in average revenue per handset mainly resulting from lower rate plans implemented in response to increased competition.

The $2.8 million, or 49%, increase in digital handset and accessory revenues from 2005 to 2006 is primarily the result of a 45% increase in handset sales mainly resulting from Nextel Peru’s strategy of increasing penetration in small to mid-size accounts.

2.	Cost of revenues

The $16.9 million, or 46%, increase in cost of service from 2005 to 2006 is largely a result of the following:

•	a $14.1 million, or 68%, increase in interconnect costs due to a 58% increase in interconnect minutes of use;

•	a $1.8 million, or 18%, increase in direct switch and transmitter and receiver site costs due to a 16% increase in the number of transmitter and receiver sites in service from December 31, 2005 to December 31, 2006; and

•	a $1.0 million, or 25%, increase in service and repair costs largely due to increased subscribers under Nextel Peru’s handset maintenance program.

The $5.9 million, or 32%, increase in cost of digital handsets and accessories from 2005 to 2006 is largely the result of a 45% increase in handset sales.

3. Selling and marketing expenses

The $4.6 million, or 37%, increase in selling and marketing expenses from 2005 to 2006 is primarily due to the following:

•	a $2.2 million, or 64%, increase in indirect commissions resulting from a 48% increase in handset sales through Nextel Peru’s external sales channels, as well as an increase in indirect commission per handset sale; and

•	a $2.2 million, or 33%, increase in direct commissions and payroll expenses principally due to a 42% increase in handset sales by Nextel Peru’s sales personnel, partially offset by a decrease in direct commission per handset sale.

4.	General and administrative expenses

The $5.1 million, or 25%, increase in general and administrative expenses from 2005 to 2006 is primarily due to the following:

•	a $1.9 million, or 24%, increase in customer care expenses, mainly caused by an increase in customer care and billing operations personnel needed to support a growing customer base;

•	a $1.5 million, or 18%, increase in general corporate costs due to an increase in general and administrative personnel and various taxes paid to regulatory agencies; and

•	a $1.2 million, or 32%, increase in information technology costs.

5.	Depreciation and amortization

The $4.2 million, or 48%, increase in depreciation and amortization from 2005 to 2006 is primarily due to a 71% increase in Nextel Peru’s property, plant and equipment in service.

f. Corporate and other

		%of		%of
		Corporate		Corporate
	Year Ended	and other	Year Ended	and other	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2006	Revenues	2005	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$2,425	100%	$1,886	100%	$539	29%
Digital handset and accessory revenues	—	—	—	—	—	—

	2,425	100%	1,886	100%	539	29%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(1,863)	(77)%	(1,493)	(79)%	(370)	25%
Cost of digital handset and accessory sales	(120)	(5)%	—	—	(120)	NM

	(1,983)	(82)%	(1,493)	(79)%	(490)	33%
Selling and marketing expenses	(8,211)	(339)%	(4,635)	(246)%	(3,576)	77%
General and administrative expenses	(101,142)	NM	(52,089)	NM	(49,053)	94%

Segment losses	(108,911)	NM	(56,331)	NM	(52,580)	93%
Depreciation and amortization	(4,481)	(185)%	(4,279)	(227)%	(202)	5%

Operating loss	(113,392)	NM	(60,610)	NM	(52,782)	87%
Interest expense, net	(24,613)	NM	(20,202)	NM	(4,411)	22%
Interest income	11,705	NM	6,738	357%	4,967	74%
Foreign currency transaction gains, net	(101)	(4)%	10	1%	(111)	NM
Debt conversion expense	(5,070)	(209)%	(8,930)	NM	3,860	(43)%
Other expense, net	(1,282)	(53)%	(593)	(31)%	(689)	116%

Loss before income tax	$(132,753)	NM	$(83,587)	NM	$(49,166)	59%

NM-Not Meaningful

Corporate and other operating revenues and cost of revenues primarily represent the results of analog operations reported by Nextel Chile. Operating revenues and cost of revenues did not significantly change from 2005 to 2006 because Nextel Chile’s subscriber base remained stable. In December 2006, we announced the launch of digital operations in Chile, which extended our services to Santiago, Chile and certain surrounding areas. As a result of this launch, customers in our service areas in Chile will have access to some of our digital voice services, including Direct Connect and International Direct Connect to the other countries in which we operate, push-to-talk service and telephone interconnect. Initial operations are targeted to select business and roaming customers, as our customers across Argentina, Brazil, Mexico and Peru have access to roaming services when conducting business in Chile.

1.	General and administrative expenses

The $49.1 million, or 94%, increase in general and administrative expenses from 2005 to 2006 is primarily due to $31.8 million in incremental stock option expense that we recognized in 2006 as a result of the implementation of SFAS 123R on January 1, 2006, a $6.4 million increase in share-based payment expense for restricted stock, an increase in corporate payroll and related expenses and an increase in outside service costs, specifically for consulting services.

2.	Interest expense, net

The $4.4 million, or 22%, increase in net interest expense from 2005 to 2006 is substantially the result of interest related to our 2.75% convertible notes that we issued in August 2005, which resulted in five months of interest expense for 2005 compared to twelve months of interest expense for 2006. We believe that if we do not obtain any new funding, net interest expense in corporate and other will decrease in 2007 as a result of the conversion of the remainder of our 3.5% convertible notes.

3.	Interest income

The $5.0 million, or 74%, increase in interest income from 2005 to 2006 is primarily due to higher cash balances at the corporate level resulting from the $350.0 million proceeds received from the issuance of our 2.75% convertible notes, as well as higher interest rates in the U.S.

4.	Debt conversion expense

Debt conversion expense for 2006 represents $5.1 million in cash consideration and direct external costs that we paid in connection with the conversion of the remaining $91.4 million of our 3.5% convertible notes during the fourth quarter of 2006.

Debt conversion expense for 2005 represents $8.9 million in cash consideration and direct external costs that we paid in connection with the conversion of $88.5 million of our 3.5% convertible notes that occurred during the second quarter in 2005.

2.	Year Ended December 31, 2005 vs. Year Ended December 31, 2004

a.	Consolidated

		% of		% of
	Year Ended	Consolidated	Year Ended	Consolidated	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2005	Revenues	2004	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$1,666,613	95%	$1,214,837	95%	$451,776	37%
Digital handset and accessory revenues	79,226	5%	65,071	5%	14,155	22%

	1,745,839	100%	1,279,908	100%	465,931	36%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(464,651)	(27)%	(365,982)	(29)%	(98,669)	27%
Cost of digital handset and accessory sales	(251,192)	(14)%	(207,112)	(16)%	(44,080)	21%

	(715,843)	(41)%	(573,094)	(45)%	(142,749)	25%
Selling and marketing expenses	(233,540)	(13)%	(162,343)	(13)%	(71,197)	44%
General and administrative expenses	(311,695)	(18)%	(195,733)	(15)%	(115,962)	59%
Depreciation and amortization	(130,132)	(7)%	(98,375)	(8)%	(31,757)	32%

Operating income	354,629	21%	250,363	19%	104,266	42%
Interest expense, net	(72,470)	(4)%	(55,113)	(4)%	(17,357)	31%
Interest income	32,611	2%	12,697	1%	19,914	157%
Foreign currency transaction gains, net	3,357	—	9,210	1%	(5,853)	(64)%
Debt conversion expense	(8,930)	(1)%	—	—	(8,930)	NM
Loss on early extinguishment of debt	—	—	(79,327)	(6)%	79,327	(100)%
Other expense, net	(8,621)	(1)%	(2,320)	—	(6,301)	272%

Income before income tax provision and cumulative effect of change in accounting principle, net	300,576	17%	135,510	11%	165,066	122%
Income tax provision	(125,795)	(7)%	(79,191)	(6)%	(46,604)	59%

Income before cumulative effect of change in accounting principle, net	174,781	10%	56,319	5%	118,462	210%
Cumulative effect of change in accounting principle, net of income taxes of $11,898 in 2004	—	—	970	—	(970)	(100)%

Net income	$174,781	10%	$57,289	5%	$117,492	205%

NM-Not Meaningful

1.  Operating revenues

The $451.8 million, or 37%, increase in consolidated service and other revenues from the year ended December 31, 2004 to the year ended December 31, 2005 was primarily a result of a 29% increase in the average number of total digital handsets in service, an increase in average consolidated revenues per handset and an increase of $30.2 million, or 58%, in consolidated revenues generated from our handset maintenance programs, primarily in Mexico and Brazil.

The $14.2 million, or 22%, increase in consolidated digital handset and accessory revenues from the year ended December 31, 2004 to the year ended December 31, 2005 was primarily due to a 38% increase in handset sales, as well as a 2% increase in handset upgrades.

2.	Cost of revenues

The $98.7 million, or 27%, increase in consolidated cost of service from the year ended December 31, 2004 to the year ended December 31, 2005 was principally a result of the following:

•	a $51.5 million, or 29%, increase in consolidated interconnect costs resulting from a 42% increase in consolidated interconnect minutes of use;

•	a $34.8 million, or 28%, increase in consolidated direct switch and transmitter and receiver site costs resulting from a 25% increase in the number of consolidated transmitter and receiver sites in service from December 31, 2004 to December 31, 2005; and

•	a $10.9 million, or 21%, increase in consolidated service and repair costs mainly resulting from an increase in subscribers participating under our handset maintenance programs, primarily in Mexico and Brazil.

The $44.1 million, or 21%, increase in consolidated cost of digital handset and accessory sales from the year ended December 31, 2004 to the year ended December 31, 2005 was primarily due to a 38% increase in handset sales and a 2% increase in handset upgrades.

3.	Selling and marketing expenses

The $71.2 million, or 44%, increase in consolidated selling and marketing expenses from the year ended December 31, 2004 to the year ended December 31, 2005 was principally a result of the following:

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

The $116.0 million, or 59%, increase in consolidated general and administrative expenses from the year ended December 31, 2004 to the year ended December 31, 2005 was primarily a result of the following:

•	a $77.3 million, or 81%, increase in consolidated other general and administrative expenses largely due to $18.6 million related to the gross-up of revenue-based taxes in Brazil, an increase in headcount and facilities-related expenses due to continued subscriber growth and an increase in corporate professional fees related to the annual financial and Sarbanes-Oxley audit and legal services;

•	a $21.3 million, or 38%, increase in consolidated customer care expenses resulting from an increase in payroll and related expenses necessary to support a larger consolidated customer base; and

•	a $12.3 million, or 165%, increase in consolidated bad debt expense, which increased slightly as a percentage of revenues from 0.6% in 2004 to 1.1% in 2005, primarily in Brazil and Mexico.

The increase in general and administrative expenses was also due to a $14.4 million reversal of contingent liabilities in Brazil that we recorded as a reduction to general and administrative expenses during the year ended December 31, 2004, partially offset by $1.7 million of net reversals of contingent liabilities in Brazil related to the expiration of the statute of limitations that we recorded as a reduction to general and administrative expenses during the fourth quarter of 2005.

5.	Depreciation and amortization

The $31.8 million, or 32%, increase in consolidated depreciation and amortization from the year ended December 31, 2004 to the year ended December 31, 2005 was primarily due to increased deprecation on a larger base of consolidated property, plant and equipment resulting from continued expansion of our digital mobile networks, partially offset by a decrease in amortization. The decrease in amortization resulted from reversals that we recorded primarily in the fourth quarter of 2004 of certain valuation allowances for deferred tax assets. We recorded the reversals of valuation allowances as reductions to the intangible assets that existed as of the date of our application of fresh-start accounting.

6.	Interest expense, net

The $17.4 million, or 31%, increase in consolidated net interest expense from the year ended December 31, 2004 to the year ended December 31, 2005 was primarily due to a $14.0 million increase in interest incurred related to our syndicated loan facility in Mexico that we drew down in May 2005 and an $8.3 million increase in interest related to our tower financing obligations in Mexico and Brazil, partially offset by a $2.9 million decrease in interest resulting from the principal pay-downs of our international equipment facility in February 2004 and July 2004 and a $2.8 million decrease in interest resulting from the retirement of our 13.0% senior secured discount notes during the first quarter of 2004.

7.	Interest income

The $19.9 million, or 157%, increase in interest income from the year ended December 31, 2004 to the year ended December 31, 2005 was largely the result of increases in Nextel Mexico’s average consolidated cash balances due to the draw-down of Nextel Mexico’s $250.0 million syndicated loan facility in May 2005 and cash generated from operations, as well as interest earned in the U.S. on the $350.0 million proceeds received from the issuance of our 2.75% convertible notes in August 2005.

8.	Foreign currency transaction gains, net

Foreign currency transaction gains, net, during the years ended December 31, 2004 and 2005 were primarily related to gains in Mexico due to the impact of increases in the average values of the Mexican peso on Nextel Mexico’s U.S. dollar-denominated liabilities.

9.	Debt conversion expense

The $8.9 million debt conversion expense represents cash consideration that we paid in connection with the conversion of $88.5 million of our 3.5% convertible notes during the second quarter of 2005.

10.	Loss on early extinguishment of debt

The $79.3 million loss on early extinguishment of debt for the year ended December 31, 2004 represents the loss that we incurred in connection with the retirement of substantially all of our 13.0% senior secured discount notes through a cash tender offer in the first quarter of 2004.

11.	Other expense, net

The $6.3 million, or 272%, increase in other expense, net, from the year ended December 31, 2004 to the year ended December 31, 2005 was largely due to $4.2 million in realized losses related to Nextel Mexico’s hedge of capital expenditures and handset purchases that we reclassified from accumulated other comprehensive loss during 2005.

12.	Income tax provision

The $46.6 million, or 59%, increase in the income tax provision from the year ended December 31, 2004 to the year ended December 31, 2005 was primarily due to a $165.1 million increase in income before tax, partially offset by a decrease in our effective tax rate attributable to a large addition to our deferred tax asset valuation allowance in 2004 that did not recur in 2005.

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

Segment Results

We evaluate performance of our segments and provide resources to them based on operating income before depreciation and amortization and impairment, restructuring and other charges, which we refer to as segment earnings. We charged management fees of $68.1 million, $37.8 million and $18.8 million to Nextel Mexico during the years ended December 31, 2005, 2004 and 2003, respectively. The segment information below does not reflect any of these management fees because the amounts of these fees are not provided to or used by our chief operating decision maker in making operating decisions related to these segments. The tables below provide a summary of the components of our consolidated segments for the years ended December 31, 2005 and 2004. The results of Nextel Chile are included in “Corporate and other.”

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Year Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
December 31, 2005	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
	(dollars in thousands)

Nextel Mexico	$1,013,320	58%	$(348,019)	49%	$(265,603)	49%	$399,698
Nextel Brazil	347,530	20%	(181,418)	25%	(121,921)	22%	44,191
Nextel Argentina	269,572	15%	(130,949)	18%	(67,791)	13%	70,832
Nextel Peru	114,201	7%	(54,634)	8%	(33,196)	6%	26,371
Corporate and other	1,886	—	(1,493)	—	(56,724)	10%	(56,331)
Intercompany eliminations	(670)	—	670	—	—	—	—

Total consolidated	$1,745,839	100%	$(715,843)	100%	$(545,235)	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Year Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
December 31, 2004	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
	(dollars in thousands)

Nextel Mexico	$775,925	61%	$(276,260)	48%	$(175,415)	49%	$324,250
Nextel Brazil	212,016	17%	(145,343)	26%	(53,142)	15%	13,531
Nextel Argentina	194,799	15%	(102,506)	18%	(50,197)	14%	42,096
Nextel Peru	96,070	7%	(47,777)	8%	(28,441)	8%	19,852
Corporate and other	1,574	—	(1,684)	—	(50,881)	14%	(50,991)
Intercompany eliminations	(476)	—	476	—	—	—	—

Total consolidated	$1,279,908	100%	$(573,094)	100%	$(358,076)	100%

A discussion of the results of operations in each of our reportable segments is provided below.

b.	Nextel Mexico

		% of		% of
		Nextel		Nextel
	Year Ended	Mexico’s	Year Ended	Mexico’s	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2005	Revenues	2004	Revenues	Dollars	Percent
			(dollars in thousands)

Operating revenues
Service and other revenues	$986,936	97%	$749,923	97%	$237,013	32%
Digital handset and accessory revenues	26,384	3%	26,002	3%	382	1%

	1,013,320	100%	775,925	100%	237,395	31%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(214,646)	(21)%	(165,855)	(22)%	(48,791)	29%
Cost of digital handset and accessory sales	(133,373)	(13)%	(110,405)	(14)%	(22,968)	21%

	(348,019)	(34)%	(276,260)	(36)%	(71,759)	26%
Selling and marketing expenses	(148,096)	(15)%	(101,503)	(13)%	(46,593)	46%
General and administrative expenses	(117,507)	(11)%	(73,912)	(9)%	(43,595)	59%

Segment earnings	399,698	40%	324,250	42%	75,448	23%
Depreciation and amortization	(69,300)	(7)%	(67,322)	(9)%	(1,978)	3%

Operating income	330,398	33%	256,928	33%	73,470	29%
Interest expense, net	(28,670)	(3)%	(18,902)	(2)%	(9,768)	52%
Interest income	22,465	2%	3,648	—	18,817	NM
Foreign currency transaction gains, net	2,602	—	8,613	1%	(6,011)	(70)%
Other expense, net	(4,167)	—	(576)	—	(3,591)	NM

Income before income tax and cumulative effect of change in accounting principle, net	$322,628	32%	$249,711	32%	$72,917	29%

NM-Not Meaningful

Nextel Mexico is our largest and most profitable market segment, comprising 58% of our consolidated revenues for the year ended December 31, 2005. Additional subscriber growth in 2005 was the result of selectively expanding coverage in new markets and improving network quality and capacity. Coverage expansion and network improvements were supported by capital expenditures totaling $208.3 million for the year ended December 31, 2005 and a 44% share of all capital expenditure investments that we made during 2005. Average revenues per subscriber improved in 2005 due to the implementation of new rate plans, increased minutes of use in interconnect and dispatch traffic and favorable exchange rates. Nextel Mexico also decreased its customer turnover in 2005 compared to 2004 by making concentrated investments in customer retention programs.

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

The $237.0 million, or 32%, increase in service and other revenues from the year ended December 31, 2004 to the year ended December 31, 2005 was primarily due to the following:

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

The $48.8 million, or 29%, increase in cost of service from the year ended December 31, 2004 to the year ended December 31, 2005 was principally due to the following:

•	a $29.8 million, or 41%, increase in interconnect costs generally resulting from a 45% increase in interconnect minutes of use;

•	a $12.0 million, or 18%, increase in direct switch and transmitter and receiver site costs resulting from a 34% increase in the number of transmitter and receiver sites in service from December 31, 2004 to December 31, 2005, partially offset by a $3.4 million reduction in certain spectrum fees due to a favorable court ruling received during the fourth quarter of 2005; and

•	a $7.6 million, or 37%, increase in service and repair costs largely due to increased activity under Nextel Mexico’s handset maintenance program.

The $23.0 million, or 21%, increase in cost of digital handset and accessory sales from the year ended December 31, 2004 to the year ended December 31, 2005 was primarily due to a 43% increase in handset sales, as well as an increase in handset upgrades.

3.	Selling and marketing expenses

The $46.6 million, or 46%, increase in selling and marketing expenses from the year ended December 31, 2004 to the year ended December 31, 2005 was primarily a result of the following:

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

The $43.6 million, or 59%, increase in general and administrative expenses from the year ended December 31, 2004 to the year ended December 31, 2005 was largely a result of the following:

•	a $24.7 million, or 81%, increase in general corporate costs resulting from an increase in payroll and related expenses caused by more general and administrative personnel, higher business insurance expenses and increased facilities costs due to expansion into new markets;

•	a $9.6 million, or 34%, increase in customer care expenses primarily due to higher payroll and employee related expenses caused by an increase in customer care personnel necessary to support a larger customer base; and

•	a $6.1 million increase in bad debt expense, which increased slightly as a percentage of revenues from 0.4% in 2004 to 0.9% in 2005.

5.	Depreciation and amortization

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

The $9.8 million, or 52%, increase in net interest expense from the year ended December 31, 2004 to the year ended December 31, 2005 was largely a result of $14.0 million of interest expense incurred in 2005 on Nextel Mexico’s syndicated loan facility, which we drew down in May 2005, and an increase in interest related to tower financing obligations, partially offset by a decrease in interest resulting from the principal pay-downs on Nextel Mexico’s portion of the international equipment facility in February and July 2004.

7.	Interest income

The $18.8 million increase in interest income from the year ended December 31, 2004 to the year ended December 31, 2005 was largely the result of an increase in Nextel Mexico’s average cash balances resulting primarily from the draw-down of Nextel Mexico’s $250.0 million syndicated loan facility in May 2005 and cash generated from operations.

8.	Foreign currency transaction gains, net

Foreign currency transaction gains of $2.6 million and $8.6 million for the years ended December 31, 2005 and 2004 were mostly due to the impact of the relative strengthening of the peso compared to the U.S. dollar on Nextel Mexico’s U.S. dollar-denominated liabilities.

9.	Other expense, net

Other expense, net of $4.2 million for the year ended December 31, 2005 was due to $4.2 million in realized losses related to Nextel Mexico’s hedge of capital expenditures and handset purchases that we reclassified from accumulated other comprehensive loss during 2005.

c.	Nextel Brazil

		% of		% of
		Nextel		Nextel
	Year Ended	Brazil’s	Year Ended	Brazil’s	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2005	Revenues	2004	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$321,655	93%	$192,830	91%	$128,825	67%
Digital handset and accessory revenues	25,875	7%	19,186	9%	6,689	35%

	347,530	100%	212,016	100%	135,514	64%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(122,267)	(35)%	(95,138)	(45)%	(27,129)	29%
Cost of digital handset and accessory sales	(59,151)	(17)%	(50,205)	(24)%	(8,946)	18%

	(181,418)	(52)%	(145,343)	(69)%	(36,075)	25%
Selling and marketing expenses	(46,949)	(13)%	(29,161)	(14)%	(17,788)	61%
General and administrative expenses	(74,972)	(22)%	(23,981)	(11)%	(50,991)	213%

Segment earnings	44,191	13%	13,531	6%	30,660	227%
Depreciation and amortization	(31,768)	(9)%	(13,081)	(6)%	(18,687)	143%

Operating income	12,423	4%	450	—	11,973	NM
Interest expense, net	(18,113)	(5)%	(12,054)	(6)%	(6,059)	50%
Interest income	1,941	—	2,733	1%	(792)	(29)%
Foreign currency transaction gains, net	225	—	575	—	(350)	(61)%
Other expense, net	(3,817)	(1)%	(1,819)	—	(1,998)	110%

Loss before income tax and cumulative effect of change in accounting principle, net	$(7,341)	(2)%	$(10,115)	(5)%	$2,774	(27)%

NM-Not Meaningful

In 2004 and 2005, Nextel Brazil’s subscriber base and segment earnings increased as a result of a continued focus on customer service, the expansion of its digital mobile network and significant improvements in its operating cost structure. In addition to these factors, as a result of the improvement in the Brazilian economy over the same period, Nextel Brazil continued to grow its existing markets and made significant investments in new markets.

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

The $128.8 million, or 67%, increase in service and other revenues from the year ended December 31, 2004 to the year ended December 31, 2005 was primarily a result of the following:

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

The $6.7 million, or 35%, increase in digital handset and accessory revenues from the year ended December 31, 2004 to the year ended December 31, 2005 was largely the result of a 36% increase in handset sales.

2.	Cost of revenues

The $27.1 million, or 29%, increase in cost of service from the year ended December 31, 2004 to the year ended December 31, 2005 was primarily due to the following:

•	a $17.5 million, or 59%, increase in direct switch and transmitter and receiver site costs resulting from a 25% increase in the number of transmitter and receiver sites in service from December 31, 2004 to December 31, 2005, as well as an increase in cost per site in service;

•	a $4.4 million, or 8%, increase in interconnect costs mainly resulting from a 43% increase in interconnect minutes of use, partially offset by a significant reduction of these costs due to amended interconnect regulations implemented in May 2005;

•	a $3.1 million, or 45%, increase in payroll and employee related costs resulting from an increase in personnel and various training costs; and

•	a $2.7 million, or 31%, increase in service and repair costs primarily due to an increase in subscribers participating under Nextel Brazil’s handset maintenance program.

The $8.9 million, or 18%, increase in cost of digital handset and accessory sales from the year ended December 31, 2004 to the year ended December 31, 2005 was primarily due to a 36% increase in handset sales.

All of these increases also resulted from the 20% appreciation of the Brazilian real against the U.S. dollar.

3.	Selling and marketing expenses

The $17.8 million, or 61%, increase in selling and marketing expenses from the year ended December 31, 2004 to the year ended December 31, 2005 was principally due to the following:

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

The $51.0 million, or 213%, increase in general and administrative expenses from the year ended December 31, 2004 to the year ended December 31, 2005 was primarily a result of the following:

•	a $38.1 million increase in general corporate costs mainly due to $18.6 million related to the gross-up of revenue-based taxes that were presented on a net basis in 2004 and a $14.4 million reversal of contingent liabilities that we recorded as a reduction to general and administrative expenses during 2004 related to the expiration of the statute of limitations and the favorable resolution of other contingencies, partially offset by $1.7 million in contingency reversals recorded in the fourth quarter of 2005;

•	an $8.7 million, or 65%, increase in customer care expenses resulting from an increase in payroll and related expenses due to more customer care personnel necessary to support a larger customer base; and

•	a $4.4 million increase in bad debt expense, which increased as a percentage of revenues from 1.7% in 2004 to 2.3% in 2005, primarily related to certain municipal accounts that temporarily suspended payments of all services, but which began to pay in mid-2005.

All of these increases also resulted from the 20% appreciation of the Brazilian real against the U.S. dollar.

5.	Depreciation and amortization

The $18.7 million, or 143%, increase in depreciation and amortization from the year ended December 31, 2004 to the year ended December 31, 2005 was primarily due to increased depreciation on Nextel Brazil’s significantly higher property, plant and equipment base primarily as a result of accelerating the build-out of Nextel Brazil’s digital mobile network, as well as the 20% appreciation of the Brazilian real against the U.S. dollar.

6. Interest expense, net

The $6.1 million, or 50%, increase in net interest expense, from the year ended December 31, 2004 to the year ended December 31, 2005 was primarily the result of increased interest incurred on Nextel Brazil’s tower financing obligations, as well as the 20% appreciation of the Brazilian real against the U.S. dollar.

7. Other expense, net

The $2.0 million, or 110%, increase in other expense from the year ended December 31, 2004 to the year ended December 31, 2005 was primarily due to more reversals of monetary corrections on certain contingencies during 2004 compared to 2005.

d. Nextel Argentina

		% of		% of
		Nextel		Nextel
	Year Ended	Argentina’s	Year Ended	Argentina’s	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2005	Revenues	2004	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$248,262	92%	$177,658	91%	$70,604	40%
Digital handset and accessory revenues	21,310	8%	17,141	9%	4,169	24%

	269,572	100%	194,799	100%	74,773	38%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(90,625)	(34)%	(69,483)	(36)%	(21,142)	30%
Cost of digital handset and accessory sales	(40,324)	(15)%	(33,023)	(17)%	(7,301)	22%

	(130,949)	(49)%	(102,506)	(53)%	(28,443)	28%
Selling and marketing expenses	(21,254)	(8)%	(16,245)	(8)%	(5,009)	31%
General and administrative expenses	(46,537)	(17)%	(33,952)	(17)%	(12,585)	37%

Segment earnings	70,832	26%	42,096	22%	28,736	68%
Depreciation and amortization	(16,460)	(6)%	(11,512)	(6)%	(4,948)	43%

Operating income	54,372	20%	30,584	16%	23,788	78%
Interest expense, net	(5,407)	(1)%	(3,161)	(2)%	(2,246)	71%
Interest income	661	—	416	—	245	59%
Foreign currency transaction gains (losses), net	500	—	(266)	—	766	(288)%
Other (expense) income, net	(33)	—	184	—	(217)	(118)%

Income before income tax and cumulative effect of change in accounting principle, net	$50,093	19%	$27,757	14%	$22,336	80%

Since the beginning of 2003, the macroeconomic environment in Argentina has improved from the adverse conditions existing in 2002 as evidenced by the appreciation of the Argentine peso relative to the U.S. dollar in 2003, 2004, and, to a lesser extent, in 2005 and the continued expansion of the gross domestic product. Consistent with this improved economic environment, in 2004 and 2005, Nextel Argentina continued to grow its subscriber base and increase its operating revenues while significantly reducing its customer turnover rate and bad debt expense.

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

1.  Operating revenues

The $70.6 million, or 40%, increase in service and other revenues from the year ended December 31, 2004 to the year ended December 31, 2005 was primarily a result of the following:

•	a 34% increase in the average number of digital handsets in service, resulting mostly from growth in Nextel Argentina’s existing markets; and

•	a $10.4 million, or 80%, increase in revenues generated from Nextel Argentina’s handset maintenance program due to growth in Nextel Argentina’s existing markets.

The $4.2 million, or 24%, increase in digital handset and accessory revenues from the year ended December 31, 2004 to the year ended December 31, 2005 was primarily due to a 27% increase in handset sales, as well as a 34% increase in handset upgrades.

2.	Cost of revenues

The $21.1 million, or 30%, increase in cost of service from the year ended December 31, 2004 to the year ended December 31, 2005 was principally a result of the following:

•	a $13.8 million, or 39%, increase in interconnect costs primarily caused by a 33% increase in interconnect minutes of use, as well as an increase in termination fees between mobile-to-mobile handsets; and

•	a $6.3 million, or 39%, increase in direct switch and transmitter and receiver site costs due to a 15% increase in the number of transmitter and receiver sites in service from December 31, 2004 to December 31, 2005, as well as an increase in new claims on cell sites by municipalities.

The $7.3 million, or 22%, increase in cost of digital handset and accessory sales was largely a result of a 27% increase in handset sales and a $3.4 million increase in the cost of handset upgrades due to a significant change in the mix of handsets upgraded to more expensive models.

3.	Selling and marketing expenses

The $5.0 million, or 31%, increase in selling and marketing expenses from the year ended December 31, 2004 to the year ended December 31, 2005 was largely a result of the following:

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

The $12.6 million, or 37%, increase in general and administrative expenses from the year ended December 31, 2004 to the year ended December 31, 2005 was largely a result of the following:

•	a $7.0 million, or 30%, increase in general corporate costs resulting from certain revenue-based taxes and an increase in payroll and related expenses caused by an increase in general and administrative personnel;

•	a $2.2 million, or 33%, increase in customer care expenses primarily as a result of an increase in customer care and billing operations personnel caused by the need to support a growing customer base;

•	a $2.0 million increase in bad debt expense, which increased as a percentage of revenue from 0.1% in 2004 to 0.8% in 2005, largely as the result of higher revenues, as well as a change in Nextel Argentina’s customer mix as its customer base continues to expand; and

•	a $1.5 million, or 37%, increase in information technology expenses due to higher software maintenance costs associated with a larger customer base and increases in payroll and related expenses caused by an increase in information technology personnel.

5.	Depreciation and amortization

The $4.9 million, or 43%, increase in depreciation and amortization from the year ended December 31, 2004 to the year ended December 31, 2005 was primarily due to a $4.0 million, or 35%, increase in depreciation resulting from a larger property, plant and equipment base related to the continued build-out of Nextel Argentina’s digital mobile network.

6. Interest expense, net

The $2.2 million, or 71%, increase in net interest expense from the year ended December 31, 2004 to the year ended December 31, 2005 was principally the result of interest related to Nextel Argentina’s Universal Service tax contingency related to amounts due to customers.

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

The Peruvian economy showed continuous growth in terms of gross domestic product over the four years ending December 31, 2005, with internal demand and private investment acting as engines of growth in addition to the traditional and non-traditional export sectors of the economy. This favorable economic situation supported Nextel Peru’s growth in its subscriber base, operating revenues and operating income in 2004 and 2005.

Because the U.S. dollar is the functional currency in Peru, Nextel Peru’s results of operations are not significantly impacted by changes in the U.S. dollar to Peruvian sol exchange rate.

1.	Operating revenues

The $15.2 million, or 16%, increase in service and other revenues from the year ended December 31, 2004 to the year ended December 31, 2005 was primarily due to a 31% increase in the average number of digital handsets in service, partially offset by a decrease in average revenue per handset mainly resulting from increased competition.

The $2.9 million, or 106%, increase in digital handset and accessory revenues from the year ended December 31, 2004 to the year ended December 31, 2005 was primarily the result of a 41% increase in handset sales mainly as a result of a stronger local economy, as well as Nextel Peru’s strategy of increasing penetration in small to mid-size accounts.

2.	Cost of revenues

The $2.0 million, or 6%, increase in cost of service from the year ended December 31, 2004 to the year ended December 31, 2005 was primarily due to a $3.7 million, or 22%, increase in interconnect costs largely as a result of a 50% increase in interconnect minutes of use, partially offset by a $0.7 million, or 14%, decrease in service and repair costs.

The $4.9 million, or 36%, increase in cost of digital handsets and accessories from the year ended December 31, 2004 to the year ended December 31, 2005 was largely a result of 41% increase in handset sales.

3.	Selling and marketing expenses

The $1.8 million, or 17%, increase in selling and marketing expenses from the year ended December 31, 2004 to the year ended December 31, 2005 was primarily a result of a $1.4 million, or 71%, increase in indirect commissions primarily due to a 61% increase in handset sales by Nextel Peru’s outside dealers, as well as a $0.7 million, or 13%, increase in other sales costs largely due to an increase in direct commissions resulting from a 26% increase in handset sales by Nextel Peru’s sales force.

4.	General and administrative expenses

The $2.9 million, or 17%, increase in general and administrative expenses from the year ended December 31, 2004 to the year ended December 31, 2005 was principally the result of a $2.0 million, or 33%, increase in general corporate costs largely due to increases in general and administrative personnel and various taxes paid to regulatory agencies. The remaining increase is due to higher payroll and related expenses for customer care personnel necessary to support a larger customer base.

5.	Depreciation and amortization

The $2.9 million, or 50%, increase in depreciation and amortization from the year ended December 31, 2004 to the year ended December 31, 2005 was primarily due to increased depreciation resulting from a larger property, plant and equipment base.

f. Corporate and other

		% of		% of
		Corporate		Corporate
	Year Ended	and other	Year Ended	and other	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2005	Revenues	2004	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$1,886	100%	$1,574	100%	$312	20%
Digital handset and accessory revenues	—	—	—	—	—	—

	1,886	100%	1,574	100%	312	20%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(1,493)	(79)%	(1,684)	(107)%	191	(11)%
Cost of digital handset and accessory sales	—	—	—	—	—	—

	(1,493)	(79)%	(1,684)	(107)%	191	(11)%
Selling and marketing expenses	(4,635)	(246)%	(4,661)	(296)%	26	(1)%
General and administrative expenses	(52,089)	NM	(46,220)	NM	(5,869)	13%

Segment losses	(56,331)	NM	(50,991)	NM	(5,340)	10%
Depreciation and amortization	(4,279)	(227)%	(1,080)	(69)%	(3,199)	296%

Operating loss	(60,610)	NM	(52,071)	NM	(8,539)	16%
Interest expense, net	(20,202)	NM	(20,950)	NM	748	(4)%
Interest income	6,738	357%	3,335	212%	3,403	102%
Foreign currency transaction gains, net	10	1%	15	1%	(5)	(33)%
Debt conversion expense	(8,930)	NM	—	—	(8,930)	NM
Loss on early extinguishment of debt	—	—	(79,327)	NM	79,327	(100)%
Other expense, net	(593)	(31)%	(449)	(29)%	(144)	32%

Loss before income tax and cumulative effect of change in accounting principle, net	$(83,587)	NM	$(149,447)	NM	$65,860	(44)%

NM-Not Meaningful

1.	Operating revenues and cost of revenues

Corporate and other operating revenues and cost of revenues primarily represent the results of analog operations reported by Nextel Chile. Operating revenues and cost of revenues did not significantly change from the year ended December 31, 2004 to the year ended December 31, 2005 because Nextel Chile’s subscriber base remained stable.

2.	General and administrative expenses

The $5.9 million, or 13%, increase in general and administrative expenses from the year ended December 31, 2004 to the year ended December 31, 2005 was primarily due to an increase in corporate payroll and related expenses, an increase in costs related to outside services, specifically for audit, tax, Sarbanes-Oxley-related, restatement and consulting activities, an increase in business insurance costs and an increase in stock compensation expense for restricted stock.

3.	Depreciation and amortization

The $3.2 million, or 296%, increase in depreciation and amortization from the year ended December 31, 2004 to the year ended December 31, 2005 was primarily the result of increased depreciation due to the change in the classification of our corporate aircraft from an operating lease to a capital lease.

4.	Interest expense, net

The $0.7 million, or 4%, decrease in net interest expense from the year ended December 31, 2004 to the year ended December 31, 2005 was substantially the result of the elimination of interest related to our 13.0% senior secured discount notes in connection with the retirement of all of these notes during the first half of 2004 and a decrease in interest expense related to the elimination of interest on our international equipment facility, which was extinguished in 2004, partially offset by an increase in interest related to our 2.75% convertible notes that we issued in August 2005.

5.	Interest income

The $3.4 million, or 102%, increase in interest income from the year ended December 31, 2004 to the year ended December 31, 2005 was primarily due to interest earned on the $350.0 million proceeds received from the issuance of our 2.75% convertible notes.

6.	Debt conversion expense

The $8.9 million debt conversion expense represents cash consideration that we paid in connection with the conversion of $88.5 million of our 3.5% convertible notes during the second quarter of 2005.

7.	Loss on early extinguishment of debt

The $79.3 million loss on early extinguishment of debt for the year ended December 31, 2004 represents the loss we incurred in connection with the retirement of substantially all of our 13.0% senior secured discount notes through a cash tender offer in March 2004.

C. Liquidity and Capital Resources

We had a working capital surplus of $605.0 million as of December 31, 2006, a $185.6 million decrease compared to the working capital surplus of $790.6 million as of December 31, 2005. The decrease in working capital, which is defined as total current assets less total current liabilities, resulted from a $70.5 million, or 6%, decrease in current assets and an $80.1 million, or 16%, increase in current liabilities. The decrease in current assets is primarily due to Nextel Mexico’s acquisition of Cosmofrecuencias, S.A. de C.V. for $200.0 million in cash, partially offset by increases in accounts receivable, inventory and other current assets due to subscriber growth. The increase in current liabilities is primarily driven by increased costs to support a larger customer base.

We recognized net income of $278.9 million for the year ended December 31, 2006, $174.8 million for the year ended December 31, 2005 and $57.3 million for the year ended December 31, 2004. During 2006, 2005 and 2004, our operating revenues more than offset our operating expenses, excluding depreciation and amortization, and cash capital expenditures.

Cash Flows

Our operating activities provided us with $489.0 million of cash during 2006, a $172.7 million increase from 2005. Our operating activities provided us with $316.3 million of cash during 2005, a $60.3 million increase from 2004. Both increases were due to our profitable growth strategy, which resulted in the generation of higher operating income, which was partially offset by increases in cash used for working capital.

We used $752.9 million of cash in our investing activities during 2006, a $363.8 million increase from 2005 due primarily to increased capital expenditures and acquisition costs. Cash capital expenditures increased

$165.4 million from $385.9 million in 2005 to $551.3 million in 2006 due to the accelerated build-out of our digital mobile networks during 2006. We paid $209.7 million in cash for acquisitions and purchases of spectrum licenses in 2006 primarily due to our acquisition of Cosmofrecuencias, S.A. de C.V. in Mexico. We paid $27.4 million in cash for acquisitions and purchases of spectrum licenses in 2005.

We used $389.1 million of cash in our investing activities during 2005, a $96.0 million increase from 2004. Cash capital expenditures increased $158.2 million from $227.7 million in 2004 to $385.9 million in 2005 due to investments made in connection with our planned expansion activities in 2006. We paid $27.4 million and $24.3 million in cash for acquisitions and purchases of licenses in 2005 and 2004, respectively. During 2005, we purchased $14.1 million in short-term investments and we received $45.6 million in proceeds from maturities and sales of these short-term investments. We also purchased a foreign currency derivative instrument at a net cost of $7.3 million.

Our financing activities provided us with $96.6 million of cash during 2006, primarily due to the following:

•	$60.9 million in additional borrowings from the refinancing of Nextel Mexico’s syndicated loan;

•	$55.4 million in proceeds from stock option exercises by our employees; and

•	$6.6 million in excess tax benefits from share-based payments we recognized in connection with our adoption of SFAS 123R, which was effective January 1, 2006.

These increases were partially offset by $28.1 million in repayments under long-term credit facilities and software financing transactions.

Our financing activities provided us with $611.6 million of cash in our financing activities during 2005, primarily due to the following:

•	$350.0 million in gross proceeds that we raised in connection with the issuance of our 2.75% convertible notes;

•	$250.0 million in gross proceeds that we received in connection with the draw-down of our Mexico syndicated loan facility; and

•	$23.9 million in proceeds received from stock option exercises by our employees.

These increases were partially offset by $9.6 million in cash we used to pay debt financing costs in connection with the issuance of our 2.75% convertible notes.

We used $44.1 million of cash in our financing activities during 2004, primarily due to the following:

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

Capital Resources.  Our ongoing capital resources depend on a variety of factors, including our existing cash and cash equivalents balances, cash flows generated by our operating companies and external financial sources that may be available. As of December 31, 2006, our capital resources included $708.6 million of cash and cash equivalents. Our ability to generate sufficient net cash from our operating activities is dependent upon, among other things:

•	the amount of revenue we are able to generate and collect from our customers;

•	the amount of operating expenses required to provide our services;

•	the cost of acquiring and retaining customers, including the subsidies we incur to provide handsets to both our new and existing customers;

•	our ability to continue to grow our customer base; and

•	fluctuations in foreign exchange rates.

Financing Activities.  We have engaged in a number of financing transactions in order to provide funding for our business and optimize our capital structure including the following:

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

On June 27, 2006, Nextel Mexico entered into an agreement to refinance its syndicated loan. The loan principal was increased from the original $250.0 million to $296.6 million after the refinancing. Under the agreement, the loan was refinanced using the same variable (i.e., LIBOR and TIIE) and fixed rates as the original agreement but with lower spreads for each tranche. Of the total amount of the refinanced loan, $156.6 million is denominated in U.S. dollars, with a floating interest rate based on LIBOR (Tranche A — 6.69% and 6.81% as of December 31, 2006 and 2005, respectively), $57.0 million is denominated in Mexican pesos, with a floating interest rate based on the Mexican reference rate TIIE (Tranche C — 8.51% and 11.13% as of December 31, 2006 and 2005, respectively), and $83.0 million is denominated in Mexican pesos, at an interest rate fixed at the time of funding (Tranche B — 11.36% and 12.48% as of December 31, 2006 and 2005, respectively). For Tranche B and Tranche C, the principal and interest payments will take place on the same dates as previously scheduled under the original agreement. Under the original agreement, principal for Tranche A was also due on the same dates as the principal under Tranches B and C. However, after the refinancing, principal for Tranche A will now be due in a lump sum of $156.6 million in June 2011. Due to changes in foreign currency exchange rates, the balance of the syndicated loan facility as of December 31, 2006 and 2005 was $297.6 million and $252.7 million, respectively.

On December 12, 2006 the remaining noteholders of our 3.5% convertible notes converted $91.4 million principal face amount of our 3.5% convertible notes into 6,852,150 shares (75.0 shares issued per $1,000 of debt principal multiplied by the debt principal) in accordance with the original terms of the debt agreement. In connection with these conversions, we paid $4.6 million in cash as additional consideration, as well as $0.8 million of accrued interest.

Under an existing agreement with American Tower Corporation, during 2006 and 2005 we received $9.0 million and $2.2 million in gross proceeds, respectively, from tower sale-leaseback transactions in Mexico and Brazil.

Capital Needs and Contractual Obligations.  We currently anticipate that our future capital needs will principally consist of funds required for:

•	operating expenses relating to our digital mobile networks;

•	capital expenditures to expand and enhance our digital mobile networks, as discussed below under “Capital Expenditures;”

•	future spectrum or other related purchases;

•	debt service requirements, including tower financing and capital lease obligations;

•	cash taxes; and

•	other general corporate expenditures.

The following table sets forth the amounts and timing of contractual payments for our most significant contractual obligations determined as of December 31, 2006. The information in the table reflects future unconditional payments and is based upon, among other things, the current terms of the relevant agreements, appropriate classification of items under accounting principles generally accepted in the United States that are currently in effect and certain assumptions, such as future interest rates. Future events could cause actual payments to differ significantly from these amounts. See “Item 1A. — Risk Factors — 17. Our forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs.” Except as required by law, we disclaim any obligation to modify or update the information contained in the table.

	Payments due by period
	Less than			More than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total
			(in thousands)

Convertible notes(1)	$18,250	$36,500	$36,500	$978,813	$1,070,063
Tower financing obligations(1)	38,805	77,609	77,607	256,687	450,708
Mexico syndicated loan facility(1)	43,234	159,598	174,287	—	377,119
Capital lease obligations(2)	9,516	19,832	19,946	85,458	134,752
Spectrum fees(3)	13,171	25,569	25,569	166,197	230,506
Spectrum license financing(4)	—	9,075	4,493	3,416	16,984
Operating leases(5)	83,803	152,336	116,744	146,991	499,874
Purchase obligations(6)	686,587	60,059	53,214	—	799,860
Other long-term obligations(7)	1,171	8,895	10,913	138,917	159,896

Total contractual commitments	$894,537	$549,473	$519,273	$1,776,479	$3,739,762

(1)	These amounts include estimated principal and interest payments over the full term of the obligation based on our expectations as to future interest rates, assuming the current payment schedule.

(2)	These amounts represent principal and interest payments due under our co-location agreements to American Tower and our existing corporate aircraft lease. The amounts related to our existing aircraft lease exclude amounts that are contingently due in the event of our default under the lease, but do include remaining amounts due under the letter of credit provided for our new corporate aircraft.

(3)	These amounts do not include variable fees based on certain operating revenues and are subject to increases in the Mexican Consumer Pricing Index.

(4)	These amounts represent payments related to spectrum license financing in Brazil.

(5)	These amounts principally include future lease costs related to our transmitter and receiver sites and switches and office facilities.

(6)	These amounts include maximum contractual purchase obligations under various agreements with our vendors, as well as estimated payments related to spectrum obligations in Argentina.

(7)	These amounts include our current estimates of asset retirement obligations based on our expectations as to future retirement costs, inflation rates and timing of retirements.

In addition to the aforementioned items, as discussed in Note 9 to the accompanying consolidated financial statements, we have entered into an agreement with Motorola, which requires us to purchase a certain amount of handsets each year through December 31, 2011. Prices for handsets that will be purchased in years subsequent to 2007 are not stipulated in the agreement as they will be negotiated annually. In addition, the mix of handsets will be determined in years subsequent to 2007 based on customer demand. As a result, we are not able to quantify the dollar amount of minimum purchases required under this agreement for years subsequent to 2007, and therefore, they are not included in the table above.

Capital Expenditures.  Our capital expenditures, including capitalized interest, were $627.4 million for the year ended December 31, 2006 compared to $469.9 million for the year ended December 31, 2005 and $249.8 million for the year ended December 31, 2004. In the future, we expect to finance our capital spending using the most effective combination of cash from operations, cash on hand and proceeds from external financing that may become available. Our capital spending is expected to be driven by several factors, including:

•	the expansion of the coverage of our digital mobile networks to new market areas, primarily in Mexico and Brazil;

•	the construction of additional transmitter and receiver sites to increase system capacity and maintain system quality and the installation of related switching equipment in some of our existing market coverage areas;

•	the enhancement of our digital mobile network coverage around some major market areas;

•	future minimum build out requirements related to the 3.4 GHz spectrum and local concession that we acquired through the purchase of Cosmofrecuencias in Mexico;

•	potential funding of future technology initiatives; and

•	non-network related information technology projects.

Our future capital expenditures will be significantly affected by future technology improvements and technology choices. Motorola and Sprint Nextel Corporation have developed and deployed a significant technology upgrade to the iDEN digital mobile network, the 6:1 voice coder software upgrade, which is designed to increase the capacity of iDEN networks for interconnect calls. Beginning in 2004, we started selling handsets that can operate on the new 6:1 voice coder, and we have deployed the related network software modifications that are necessary to utilize this technology in some of our networks. This network software allows us to adjust the extent to which we utilize the 6:1 voice coder technology as required to meet our network capacity needs. This software is designed to increase our voice capacity for interconnect calls without requiring the investment in additional network infrastructure equipment. However, if there are substantial delays in realizing the benefits of the 6:1 voice coder or if the technology does not perform satisfactorily, we could be required to invest significant additional capital in our infrastructure to satisfy our network capacity needs. See “Item 1A. — Risk Factors.”

Future Outlook.  We believe that our current business plan, which contemplates significant network expansions in Mexico and Brazil, will not require any additional external funding, and we will be able to operate and grow our business while servicing our debt obligations. Our revenues are primarily denominated in foreign currencies. We expect that if current foreign currency exchange rates do not significantly adversely change, we will continue to generate net income for the foreseeable future. See “Item 1A. — Risk Factors — 17. Our forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs.”

In making our assessments of a fully funded business plan and net income, we have considered:

•	cash and cash equivalents on hand and available to fund our operations;

•	expected cash flows from operations;

•	the anticipated level of capital expenditures;

•	the anticipated level of spectrum acquisitions;

•	our scheduled debt service; and

•	income taxes.

If our business plans change, including as a result of changes in technology, or if we decide to expand into new markets or further in our existing markets, as a result of the construction of additional portions of our networks or the acquisition of competitors or others, or if economic conditions in any of our markets change generally, or competitive practices in the mobile wireless telecommunications industry change materially from those currently prevailing or from those now anticipated, or if other presently unexpected circumstances arise that have a material effect on the cash flow or profitability of our mobile wireless business, then the anticipated cash needs of our business as well as the conclusions presented herein as to the adequacy of the available sources of cash and timing on our ability to generate net income could change significantly. Any of these events or circumstances could involve significant additional funding needs in excess of the identified currently available sources, and could require us to raise additional capital to meet those needs. In addition, we continue to assess the opportunities to raise additional funding on attractive terms and conditions and at times that do not involve any of these events or circumstances and may do so if the opportunity presents itself. However, our ability to seek additional capital, if necessary, is subject to a variety of additional factors that we cannot presently predict with certainty, including:

•	the commercial success of our operations;

•	the volatility and demand of the capital markets; and

•	the future market prices of our securities.

E.  Effect of Inflation and Foreign Currency Exchange

Our net assets are subject to foreign currency exchange risks since they are primarily maintained in local currencies. Additionally, a significant portion of our long-term debt is denominated entirely in U.S. dollars, which exposes us to foreign currency exchange risks. Nextel Argentina, Nextel Brazil and Nextel Mexico conduct business in countries in which the rate of inflation has historically been significantly higher than that of the United States. We seek to protect our earnings from inflation and possible currency depreciation by periodically adjusting the local currency prices charged by each operating company for sales of handsets and services to its customers. We routinely monitor our foreign currency exposure and the cost effectiveness of hedging instruments.

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

As of December 31, 2006, we have not entered into any derivative transactions to hedge Nextel Mexico’s foreign currency transaction risk in 2007.

Inflation is not currently a material factor affecting our business, although rates of inflation in some of the countries in which we operate have been historically volatile. General operating expenses such as salaries, employee benefits and lease costs are, however, subject to normal inflationary pressures. From time to time, we may experience price changes in connection with the purchase of system infrastructure equipment and handsets, but we do not currently believe that any of these price changes will be material to our business.

F.	Effect of New Accounting Standards

In October 2005, the Financial Accounting Standards Board, or FASB, issued Staff Position No. 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” or FSP No. 13-1, to address accounting for rental costs associated with building and ground operating leases. FSP No. 13-1 requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. FSP No. 13-1 is effective for the first reporting period beginning after December 15, 2005 and requires public companies that are currently capitalizing these rental costs for operating lease arrangements entered into prior to the effective date to cease capitalizing such costs. Retroactive application in accordance with Statement of Financial Accounting Standards, or SFAS, 154 is permitted but not required. We implemented FSP No. 13-1 on a prospective basis, effective January 1, 2006, as required. The adoption of FSP No. 13-1 did not have a material impact on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 150,” or SFAS 155. SFAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies that certain instruments are not subject to the requirements of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that may contain an embedded derivative requiring bifurcation, clarifies what may be an embedded derivative for certain concentrations of credit risk and amends SFAS 140 to eliminate certain prohibitions related to derivatives on a qualifying special-purpose entity. SFAS 155 is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS 155 did not have a material impact on our consolidated financial statements.

In June 2006, the FASB ratified the consensus of the EITF on Issue 05-1, “Accounting for the Conversion of an Instrument That Becomes Convertible upon the Issuer’s Exercise of a Call Option,” or EITF 05-1. EITF 05-1 states that the issuance of equity securities to settle an instrument (pursuant to the instrument’s original conversion terms) that becomes convertible upon the issuer’s exercise of a call option should be accounted for as a conversion as opposed to an extinguishment if, at issuance, the debt instrument contains a substantive conversion feature other than the issuer’s call option. EITF 05-1 is effective for all conversions within its scope occurring in interim or annual periods beginning after June 28, 2006. The future impact of EITF 05-1 on our financial statements will depend on the facts and circumstances specific to a given conversion within the scope of this Issue. The adoption of EITF 05-1 did not have a material impact on our consolidated financial statements based on the terms of our existing securities.

In June 2006, the FASB ratified the consensus of the Emerging Issues Task Force, or EITF, on Issue 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation),” or EITF 06-3. EITF 06-3 states that a company should disclose its accounting policy (gross or net presentation) regarding presentation of sales and other similar taxes. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. EITF 06-3 is effective for financial reports in interim and annual reporting periods beginning after December 15, 2006. Prior to 2005, we reported certain revenue-based taxes imposed on us in Brazil as a reduction of revenue. We viewed these taxes as pass-through costs since they were billed to and collected from customers on behalf of local government agencies. During the fourth quarter of 2005, we increased our operating revenues by the amount of these taxes, and our consolidated financial statements reflected corresponding general and administrative expenses, to present these revenue-based taxes related to the full year 2005 on a gross basis because they are the primary obligation of Nextel Brazil. This presentation is in accordance with EITF 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” During the year ended December 31, 2005, Nextel Brazil recorded

$18.6 million of revenue-based taxes as a component of service and other revenues and a corresponding amount as a component of selling, general and administrative expenses. We currently disclose our policy with regard to these types of taxes in our revenue recognition policy. Therefore, we do not believe the adoption of EITF 06-3 will have a material impact on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R,” or SFAS 158. This standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of SFAS 158 in the fourth quarter of 2006 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that SFAS No. 159 will have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our revenues are primarily denominated in foreign currencies, while a significant portion of our operations are financed in U.S. dollars through our convertible notes and a portion of our syndicated loan facility in Mexico. As a result, fluctuations in exchange rates relative to the U.S. dollar expose us to foreign currency exchange risks. These risks include the impact of translating our local currency reported earnings into U.S. dollars when the U.S. dollar strengthens against the local currencies of our foreign operations. In addition, Nextel Mexico, Nextel Brazil and Nextel Argentina purchase some capital assets and the majority of handsets in U.S. dollars, but record the related revenue generated from their operations in local currency.

We enter into derivative transactions only for hedging or risk management purposes. We have not and will not enter into any derivative transactions for speculative or profit generating purposes. In November 2004, Nextel Mexico entered into a hedge agreement to reduce its foreign currency transaction risk associated with a portion of its 2005 U.S. dollar forecasted capital expenditures and handset purchases. This risk was hedged by forecasting Nextel Mexico’s capital expenditures and handset purchases for a 12-month period from January to December 2005. Under this agreement, Nextel Mexico purchased U.S. dollar call options and sold call options on the Mexican peso. In September and October 2005, Nextel Mexico entered into similar derivative agreements to reduce its foreign currency transaction risk associated with a portion of its 2006 U.S. dollar forecasted capital expenditures and handset purchases. This risk was hedged by forecasting Nextel Mexico’s capital expenditures and handset purchases for a 12-month period that began in January 2006. Under this agreement, Nextel Mexico purchased U.S. dollar call options and sold call options on the Mexican peso. As of December 31, 2006, we have not entered into any derivative transactions to hedge Nextel Mexico’s foreign currency transaction risk in 2007.

Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. As of December 31, 2006, $943.7 million, or 82%, or our total consolidated debt was fixed rate debt, and the remaining $214.0 million, or 18%, of our total consolidated debt was variable rate debt. In July 2005, Nextel Mexico entered into an interest rate swap agreement to hedge the variability of future cash flows associated with the $31.0 million Mexican peso-denominated variable interest rate portion of its $250.0 million syndicated loan facility. Under the interest rate swap, Nextel Mexico agreed to exchange the difference between the variable Mexican reference rate, TIIE, and a fixed interest rate, based on a notional amount of $31.4 million. The interest rate swap fixed the amount of interest expense associated with this portion of the Mexico syndicated loan facility effective August 31, 2005.

In June 2006, Nextel Mexico refinanced its syndicated loan. The loan amount was increased from the original $250.0 million to $296.6 million after the refinancing. The loan was refinanced using the same variable (i.e., LIBOR and TIIE) and fixed rates as the original agreement but with lower spreads for each tranche. Of the total amount of the refinanced loan, $57.0 million is denominated in Mexican pesos, with a floating interest rate based on the Mexican reference rate TIIE (Tranche C). The refinancing of the syndicated loan had no effect on Nextel Mexico’s interest rate swap.

The table below presents principal amounts, related interest rates by year of maturity and aggregate amounts as of December 31, 2006 for our fixed rate debt obligations, including our convertible notes, our syndicated loan facility in Mexico and our tower financing obligations, the notional amounts of our purchased call options and written put options and the fair value of our interest rate swap. We determined the fair values included in this section based on:

•	quoted market prices for our convertible notes;

•	carrying values for our tower financing obligations and syndicated loan facility as interest rates were set recently when we entered into these transactions; and

•	market values as determined by an independent third party investment banking firm for our purchased call options, written put options and interest rate swap.

The changes in the fair values of our consolidated debt compared to their fair values as of December 31, 2005 reflect changes in applicable market conditions, a $60.9 million increase due to the refinancing of Nextel Mexico’s syndicated loan and a $91.4 million decrease due to the conversion of our 3.5% convertible notes. All of the information in the table is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows associated with our consolidated long-term debt are denominated in U.S. dollars (US$), Mexican pesos (MP) and Brazilian reais (BR).

	Year of Maturity						2006		2005
	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total	Fair Value	Total	Fair Value
	(dollars in thousands)

Long-Term Debt:
Fixed Rate (US$)	$1,261	$1,642	$1,846	$1,858	$1,912	$669,683	$678,202	$1,258,202	$770,950	$1,301,140
Average Interest Rate	10.0%	10.0%	10.0%	10.0%	10.0%	3.0%	3.1%		3.2%
Fixed Rate (MP)	$13,879	$39,858	$40,517	$4,972	$5,907	$84,734	$189,867	$189,867	$182,848	$182,848
Average Interest Rate	12.6%	11.9%	11.9%	16.9%	16.9%	16.6%	14.4%		15.3%
Fixed Rate (BR)	$666	$2,712	$3,023	$3,431	$3,967	$61,790	$75,589	$75,589	$58,196	$58,196
Average Interest Rate	27.6%	18.2%	19.2%	20.2%	21.2%	26.6%	25.5%		26.2%
Variable Rate (US$)	$—	$—	$—	$—	$156,600	$—	$156,600	$156,600	$129,000	$129,000
Average Interest Rate	—	—	—	—	6.7%	—	6.7%		6.8%
Variable Rate (MP)	$7,490	$24,966	$24,967	$—	$—	$—	$57,423	$57,423	$31,964	$31,964
Average Interest Rate	8.5%	8.5%	8.5%	—	—	—	8.5%		11.1%
Forecasted Hedge Agreements:
Purchased call options	$—	$—	$—	$—	$—	$—	$—	$—	$181,426	$2,016
Written put options	$—	$—	$—	$—	$—	$—	$—	$—	$181,426	$(2,250)
Interest Rate Swap:
Variable to Fixed	$3,799	$12,664	$12,665	$—	$—	$—	$29,128	$(1,406)	$31,964	$(1,174)
Average Pay Rate	10.8%	10.8%	10.8%	—	—	—	10.8%		12.0%
Average Receive Rate	8.5%	8.5%	8.5%	—	—	—	8.5%		11.1%

Item 8.	Financial Statements and Supplementary Data

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission and that such information is accumulated and communicated to the Company’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As of December 31, 2006, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and in our operating companies, including our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures were effective.

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

In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment using the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that as of December 31, 2006, our internal control over financial reporting was effective.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report that appears herein.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation of Income Tax Material Weakness

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. During 2006, we completed our remediation plan with regard to the material weakness in our controls over the completeness and accuracy of the income tax provision and the related balance sheet accounts and note disclosures. Our remediation actions during 2006 represent a continuation of the initiatives undertaken in 2005, which included redesigning the control procedures related to the income tax provision both in our foreign subsidiaries and at our corporate headquarters to create a more structured, uniform process; restructuring the staffing resources and oversight of the tax area; initiating an on-going training program for tax professionals in our foreign subsidiaries and at our corporate headquarters; and working with a third party tax advisor to perform detailed reviews as a means to improve accuracy and assess the effectiveness of our procedures.

The completion of the implementation of our plan included a number of steps during the year ended December 31, 2006 to strengthen our control procedures. These steps included:

•	Completion of our hiring plan at our corporate headquarters, which included the hiring of two senior tax managers experienced in income tax accounting under U.S. GAAP and taxation of multinational corporations and three additional income tax specialists with broad experience in tax and finance;

•	Continuation of our training program for our recently hired U.S.-based employees with regard to controls surrounding the calculation of the income tax provision and related accounts;

•	Maintenance of our on-going training program to deepen and broaden the understanding of U.S. GAAP income tax provision calculation procedures by employees in our foreign subsidiaries;

•	A reallocation of the responsibility for some of the quarterly procedures between headquarters and our foreign markets to increase the effectiveness of the procedures; and

•	Continued work with a third-party tax advisor as a means to monitor on an on-going basis the effectiveness of the procedures performed by our own employees.

We have evaluated and tested the effectiveness of these controls as of December 31, 2006 and determined that the material weakness related to income tax accounting has been remediated.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

Except as to certain information regarding executive officers included in Part I hereof and incorporated herein by reference, the information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2007 Annual Meeting of Stockholders under the captions “Election of Directors,” “Governance of the Company — Committees of the Board — Audit Committee,” “Securities Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” and “Governance of the Company — Code of Ethics.”

Item 11.	Executive Compensation

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2007 Annual Meeting of Stockholders under the captions “Director Compensation” and “Executive Compensation” (except for the information set forth under the captions “Executive Compensation — Compensation Committee Report on Executive Compensation”).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2007 Annual Meeting of Stockholders under the captions “Securities Ownership — Securities Ownership of Certain Beneficial Owners” and “— Securities Ownership of Management” and “Executive Compensation — Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2007 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions.”

Item 14.	Principal Accounting Fees and Services

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2007 Annual Meeting of Stockholders under the captions “Audit Information — Fees Paid to Independent Registered Public Accounting Firm” and “— Audit Committee Pre-Approval Policies and Procedures.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements. Financial statements and report of independent registered public accounting firm filed as part of this report are listed below:

(2)	Financial Statement Schedule. The following financial statement schedule is filed as part of this report. Schedules other than the schedule listed below are omitted because they are either not required or not applicable.

Page

Schedule II — Valuation and Qualifying Accounts	F-56

(3)	List of Exhibits. The exhibits filed as part of this report are listed in the Exhibit Index, which is incorporated in this item by reference.

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

February 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2007.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NII Holdings, Inc.:

We have completed integrated audits of NII Holdings, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NII Holdings, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for the financial results of its foreign operating companies in 2004 and the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP
McLean, Virginia
February 27, 2007

NII HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	December 31,	December 31,
	2006	2005

ASSETS
Current assets
Cash and cash equivalents	$708,591	$877,536
Short-term investments	—	7,371
Accounts receivable, less allowance for doubtful accounts of $15,928 and $11,677	298,470	220,578
Handset and accessory inventory	70,247	54,158
Deferred income taxes, net	60,450	80,132
Prepaid expenses and other	71,376	39,820

Total current assets	1,209,134	1,279,595
Property, plant and equipment, net	1,389,150	936,521
Intangible assets, net	369,196	83,642
Deferred income taxes, net	186,867	200,204
Other assets	143,331	121,002

Total assets	$3,297,678	$2,620,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$107,687	$82,250
Accrued expenses and other	342,465	311,758
Deferred revenues	83,952	59,595
Accrued interest	11,703	11,314
Current portion of long-term debt	23,294	24,112

Total current liabilities	569,101	489,029
Long-term debt	1,134,387	1,148,846
Deferred revenues (related party)	36,156	39,309
Deferred credits	110,033	48,138
Other long-term liabilities	101,521	84,241

Total liabilities	1,951,198	1,809,563

Commitments and contingencies (Note 9)
Stockholders’ equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized — 2006 and 2005, no shares issued or outstanding — 2006 and 2005	—	—
Common stock, par value $0.001, 600,000 shares authorized — 2006 and 2005, 161,814 shares issued and outstanding — 2006, 152,148 shares issued and outstanding — 2005	162	152
Paid-in capital	723,644	508,209
Retained earnings	630,538	336,048
Deferred compensation	—	(7,428)
Accumulated other comprehensive loss	(7,864)	(25,580)

Total stockholders’ equity	1,346,480	811,401

Total liabilities and stockholders’ equity	$3,297,678	$2,620,964

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004

Operating revenues
Service and other revenues	$2,279,922	$1,666,613	$1,214,837
Digital handset and accessory revenues	91,418	79,226	65,071

	2,371,340	1,745,839	1,279,908

Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	617,669	464,651	365,982
Cost of digital handset and accessory sales	311,307	251,192	207,112
Selling, general and administrative	780,373	545,235	358,076
Depreciation	194,817	123,990	84,139
Amortization	7,405	6,142	14,236

	1,911,571	1,391,210	1,029,545

Operating income	459,769	354,629	250,363

Other income (expense)
Interest expense, net	(89,379)	(72,470)	(55,113)
Interest income	51,057	32,611	12,697
Foreign currency transaction gains, net	3,557	3,357	9,210
Debt conversion expense	(5,070)	(8,930)	—
Loss on extinguishment of debt, net	—	—	(79,327)
Other expense, net	(6,000)	(8,621)	(2,320)

	(45,835)	(54,053)	(114,853)

Income before income tax provision and cumulative effect of change in accounting principle	413,934	300,576	135,510
Income tax provision	(119,444)	(125,795)	(79,191)

Income before cumulative effect of change in accounting principle	294,490	174,781	56,319
Cumulative effect of change in accounting principle, net of income taxes of $11,898 in 2004	—	—	970

Net income	$294,490	$174,781	$57,289

Income before cumulative effect of change in accounting principle, per common share, basic (Note 2)	$1.91	$1.19	$0.40
Cumulative effect of change in accounting principle, per common share, basic (Note 2)	—	—	0.01

Net income, per common share, basic	$1.91	$1.19	$0.41

Income before cumulative effect of change in accounting principle, per common share, diluted (Note 2)	$1.67	$1.06	$0.39
Cumulative effect of change in accounting principle, per common share, diluted (Note 2)	—	—	0.01

Net income, per common share, diluted	$1.67	$1.06	$0.40

Weighted average number of common shares outstanding, basic	154,085	146,336	139,166

Weighted average number of common shares outstanding, diluted	184,282	176,562	145,015

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

						Accumulated Other
						Comprehensive
						Loss
						Unrealized	Cumulative	Total
	Common Stock		Paid-in	Retained	Deferred	Loss on	Translation	Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Investments	Adjustment	Equity

Balance, January 1, 2004	137,766	$138	$164,636	$103,978	$—	$—	$(50,982)	$217,770
Net income	—	—	—	57,289	—	—	—	57,289
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	9,004	9,004
Unrealized loss on derivatives, net of reclassification for losses included in other expense and net of taxes of $744	—	—	—	—	—	(1,821)	—	(1,821)

Total comprehensive income	—	—	—	—	—	—	—	64,472

Reversal of deferred tax asset valuation allowance	—	—	128,370	—	—	—	—	128,370
Issuance of restricted stock	—	—	16,295	—	(16,295)	—	—	—
Amortization of restricted stock expense	—	—	—	—	3,651	—	—	3,651
Stock option expense	—	—	213	—	—	—	—	213
Exercise of stock options	1,896	2	1,105	—	—	—	—	1,107
Tax benefits on exercise of stock options	—	—	6,364	—	—	—	—	6,364

Balance, December 31, 2004	139,662	140	316,983	161,267	(12,644)	(1,821)	(41,978)	421,947
Net income	—	—	—	174,781	—	—	—	174,781
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	21,526	21,526
Unrealized loss on derivatives, net of reclassification for losses included in other expense and net of taxes of $1,351	—	—	—	—	—	(3,307)	—	(3,307)

Total comprehensive income	—	—	—	—	—	—	—	193,000

Issuance of restricted stock	—	—	229	—	(229)	—	—	—
Amortization of restricted stock expense	—	—	—	—	5,445	—	—	5,445
Reversal of deferred tax asset valuation allowances	—	—	69,228	—	—	—	—	69,228
Conversion of 3.5% convertible notes to common stock	6,636	6	88,472	—	—	—	—	88,478
Reclassification of deferred financing costs on debt conversion	—	—	(1,974)	—	—	—	—	(1,974)
Exercise of stock options	5,850	6	23,885	—	—	—	—	23,891
Tax benefits on exercise of stock options	—	—	11,386	—	—	—	—	11,386

Balance, December 31, 2005	152,148	152	508,209	336,048	(7,428)	(5,128)	(20,452)	811,401
Net income	—	—	—	294,490	—	—	—	294,490
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	15,532	15,532
Reclassification for losses on derivatives included in other expense, net of taxes of $882	—	—	—	—	—	2,184	—	2,184

Total comprehensive income	—	—	—	—	—	—	—	312,206

Implementation of SFAS 123R	—	—	(7,428)	—	7,428	—	—	—
Share-based payment expense	—	—	45,864	—	—	—	—	45,864
Reversal of deferred tax asset valuation allowances	—	—	24,573	—	—	—	—	24,573
Conversion of 3.5% convertible notes to common stock	6,864	7	91,515	—	—	—	—	91,522
Reclassification of deferred financing costs on debt conversion	—	—	(1,453)	—	—	—	—	(1,453)
Exercise of stock options	2,802	3	55,401	—	—	—	—	55,404
Tax benefits on exercise of stock options	—	—	6,963	—	—	—	—	6,963

Balance, December 31, 2006	161,814	$162	$723,644	$630,538	$—	$(2,944)	$(4,920)	$1,346,480

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Income before cumulative effect of change in accounting principle	$294,490	$174,781	$56,319
Adjustments to reconcile income before cumulative effect of change in accounting principle to net cash provided by operating activities:
(Gain) loss on extinguishment of debt, net	(386)	—	79,327
Amortization of debt financing costs and accretion of senior secured discount notes	4,724	3,365	6,866
Depreciation and amortization	202,222	130,132	98,375
Provision for losses on accounts receivable	30,327	19,751	13,041
Write-down of inventory	1,165	771	2,953
Losses on derivative instruments	3,308	4,273	—
Foreign currency transaction gains, net	(3,557)	(3,357)	(9,210)
Deferred income tax provision	38,836	49,693	30,675
Amortization of deferred credit	(8,854)	(3,390)	—
Share-based payment expense	45,951	5,445	3,864
Excess tax benefit from share-based payment	(6,599)	—	—
Loss on disposal of property, plant and equipment	548	1,291	2,150
Accretion of asset retirement obligations	4,273	3,902	948
Contingency reversals, net of charges	(5,563)	(2,100)	(14,417)
Other, net	(14,427)	3,006	(3,496)
Change in assets and liabilities:
Accounts receivable, gross	(108,353)	(80,674)	(53,855)
Handset and accessory inventory	(15,414)	(24,235)	(13,605)
Prepaid expenses and other	(30,674)	7,002	12,959
Other long-term assets	(19,911)	(23,136)	(44,159)
Accounts payable, accrued expenses and other	50,474	33,642	51,153
Current deferred revenue	23,981	14,602	11,533
Due to related parties	—	—	20,557
Other long-term liabilities	2,419	1,555	4,011

Net cash provided by operating activities	488,980	316,319	255,989

Cash flows from investing activities:
Capital expenditures	(551,256)	(385,908)	(227,702)
Payments for acquisitions, purchases of licenses and other	(209,650)	(27,357)	(24,307)
Transfers to restricted cash	(298)	—	—
Purchases of short-term investments	—	(14,143)	(87,849)
Proceeds from maturities and sales of short-term investments	7,371	45,629	49,448
Proceeds from sale of fixed assets and insurance claims	1,008	—	—
Payments related to derivative instruments	(99)	(7,346)	(2,742)

Net cash used in investing activities	(752,924)	(389,125)	(293,152)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	350,000	300,000
Borrowings under syndicated loan facility	60,885	250,000	—
Repayments under long-term credit facilities	(14,725)	—	(125,000)
Proceeds from stock option exercises	55,404	23,891	1,107
Excess tax benefit from share-based payment	6,599	—	—
Proceeds from towers financing transactions	8,735	2,241	6,367
Transfers to restricted cash	—	(652)	(5,695)
Repayments under senior secured discount notes	—	—	(211,212)
Repayments under capital leases and tower financing transactions	(4,220)	(4,220)	(1,111)
Repayments under software financing transactions	(13,375)	—	—
Payment of debt financing costs	(2,668)	(9,632)	(8,538)

Net cash provided by (used in) financing activities	96,635	611,628	(44,082)

Cumulative effect of change in accounting principle, net	—	—	7,962
Effect of exchange rate changes on cash and cash equivalents	(1,636)	7,730	(1,139)

Net (decrease) increase in cash and cash equivalents	(168,945)	546,552	(74,422)
Cash and cash equivalents, beginning of year	877,536	330,984	405,406

Cash and cash equivalents, end of year	$708,591	$877,536	$330,984

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Operations and Significant Accounting Policies

Operations.  We provide digital wireless communication services, primarily targeted at meeting the needs of customers who use our services primarily for business purposes, through operating companies located in selected Latin American markets. Our principal operations are in major business centers and related transportation corridors of Mexico, Brazil, Argentina and Peru. In addition, we recently launched our digital services on a limited basis in Santiago, Chile. We also provide analog specialized mobile radio, which we refer to as SMR, services in Mexico, Brazil, Peru and Chile. Our markets are generally characterized by high population densities in major urban and suburban centers, which we refer to as major business centers, and where we believe there is a concentration of the country’s business users and economic activity. We believe that vehicle traffic congestion, low wireline service penetration and the expanded coverage of wireless networks encourage the use of the mobile wireless communications services that we offer in these areas.

We use a transmission technology called integrated digital enhanced network, or iDEN, technology developed by Motorola, Inc. to provide our digital mobile services on 800 MHz spectrum holdings in all of our digital markets. This technology, which is the only digital technology currently available that can be used on non-contiguous spectrum like ours, allows us to use our spectrum efficiently and offer multiple digital wireless services integrated into a variety of digital handset devices. Our digital mobile networks support multiple digital wireless services, including:

•	digital mobile telephone service, including advanced calling features such as speakerphone, conference calling, voice-mail, call forwarding and additional line service;

•	Nextel Direct Connect® service, which allows subscribers anywhere on our network to talk to each other instantly, on a “push-to-talk” basis, on a private one-to-one call or on a group call;

•	International Direct Connect® service, together with Sprint Nextel Corporation and TELUS Corporation, which allows subscribers to communicate instantly across national borders with our subscribers in Mexico, Brazil, Argentina, Peru and Chile, and, except for our customers in Chile, with Sprint Nextel Corporation subscribers in the United States and with TELUS subscribers in Canada;

•	mobile internet services, text messaging services, e-mail services including Blackberrytm services that were recently introduced in Mexico and Peru, location-based services, which includes the use of Global Positioning System (GPS) technologies, digital media services and advanced Javatm enabled business applications, which are generally marketed as “Nextel Onlinesm” services; and

•	international roaming capabilities, which are marketed as “Nextel Worldwidesm” services.

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

Principles of Consolidation.  The consolidated financial statements include the accounts of NII Holdings, Inc. and our wholly-owned subsidiaries. Our decision to consolidate an entity is based on our direct and indirect majority interest in the entity. We eliminate all significant intercompany transactions, including intercompany profits and losses, in consolidation.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Operations and Significant Accounting Policies — (Continued)

We refer to our subsidiaries by the countries in which they operate, such as Nextel Mexico, Nextel Brazil, Nextel Argentina, Nextel Peru and Nextel Chile.

Concentrations of Risk.  Substantially all of our revenues are generated from our operations located in Mexico, Brazil and Argentina. Regulatory entities in each country regulate the licensing, construction, acquisition, ownership and operation of our digital mobile networks, and certain other aspects of our business, including some of the rates we charge our customers. Changes in the current telecommunications statutes or regulations in any of these countries could adversely affect our business. In addition, as of December 31, 2006 and 2005, approximately $2,615.7 million and $1,860.3 million, respectively, of our assets were owned by Nextel Mexico and Nextel Brazil. Political, financial and economic developments in Mexico and Brazil could impact the recoverability of our assets.

Motorola is currently our sole source for most of the digital network equipment and substantially all of the handsets used throughout our markets, except for the Blackberry handset. In addition, iDEN technology is a proprietary technology of Motorola, meaning that there are no other suppliers of this technology, and it is the only widespread, commercially available digital technology that operates on non-contiguous spectrum. Much of the spectrum that our operating companies hold in each of the markets we serve is non-contiguous. The non-contiguous nature of our spectrum may make it more difficult for us to migrate to a new technology in this spectrum if we choose to do so. Additionally, if Motorola fails to deliver system infrastructure equipment and handsets or enhancements to the features and functionality of our networks on a timely, cost-effective basis, we may not be able to adequately service our existing customers or attract new customers. Nextel Communications, a subsidiary of Sprint Nextel Corporation, is the largest customer of Motorola with respect to iDEN technology and provides significant support with respect to new product development. Nextel Communications and Sprint merged on August 12, 2005, and as a result, Nextel Communications became a subsidiary of Sprint Nextel. The new combined company had previously announced plans to migrate Nextel’s push-to-talk services to a next generation CDMA network platform. Any decrease by Nextel Communications in its use of iDEN technology could significantly increase our costs for equipment and new developments and could impact Motorola’s decision to continue to support iDEN technology. In the event Motorola determines not to continue supporting or enhancing our iDEN based infrastructure and handsets, because Nextel Communications decreases its use of iDEN technology or otherwise, we may be materially adversely affected. We expect to continue to rely principally on Motorola for the manufacture of a substantial portion of the equipment necessary to construct, enhance and maintain our iDEN-based digital mobile networks and for the manufacture of iDEN compatible handsets. See Note 9 for more information.

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

Foreign Currency.  In Mexico, Brazil, Argentina and Chile, the functional currency is the local currency, while in Peru the functional currency is the U.S. dollar since it is the currency used for substantially all transactions. We translate the results of operations for our non-U.S. subsidiaries and affiliates from the designated functional currency to the U.S. dollar using average exchange rates during the relevant period, while we translate assets and liabilities at the exchange rate in effect at the reporting date. We translate equity balances at historical rates. We report the resulting gains or losses from translating foreign currency financial statements as other comprehensive income or loss. We remeasure Nextel Peru’s financial statements into U.S. dollars and record remeasurement gains and losses in the statement of operations. For the years ended

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Operations and Significant Accounting Policies — (Continued)

December 31, 2006 and 2005, we reported remeasurement gains in our income tax provision of $2.3 million and $2.4 million, respectively, related to Nextel Peru’s deferred tax assets and liabilities.

In general, monetary assets and liabilities designated in U.S. dollars give rise to foreign currency realized and unrealized transaction gains and losses, which we record in the consolidated statement of operations as foreign currency transaction gains, net. We report the effects of changes in exchange rates associated with certain U.S. dollar-denominated intercompany loans and advances to our foreign subsidiaries that are of a long-term investment nature as other comprehensive income or loss in our consolidated financial statements. We have determined that U.S. dollar-denominated intercompany loans and advances to Nextel Brazil and Nextel Chile and an intercompany payable due to Nextel Mexico are of a long-term investment nature.

Supplemental Cash Flow Information.

	Year Ended December 31,
	2006	2005	2004
	(in thousands)

Capital expenditures
Cash paid for capital expenditures, including capitalized interest	$551,256	$385,908	$227,702
Change in capital expenditures accrued and unpaid or financed, including accreted interest capitalized	76,169	83,958	22,060

	$627,425	$469,866	$249,762

Interest costs
Interest expense, net	$89,379	$72,470	$55,113
Interest capitalized	13,483	9,544	2,598

	$102,862	$82,014	$57,711

Acquisitions of assets and business combinations
Fair value of assets acquired	$288,735	$48,442	$19,672
Less: liabilities assumed and deferred tax liabilities incurred	(78,854)	(34,340)	(6,672)
Less: cash acquired	(231)	(9)	(4)

	$209,650	$14,093	$12,996

Cash paid for interest, net of amounts capitalized	$61,561	$40,304	$67,424

Cash paid for income taxes	$87,738	$81,057	$50,954

For the years ended December 31, 2006, 2005 and 2004, we had $20.1 million, $9.1 million and $5.2 million in non-cash financing activities related to co-location capital lease obligations on our communication towers. As discussed in Note 7, during the year ended December 31, 2006, Nextel Brazil and Nextel Argentina financed $4.0 million and $3.0 million, respectively, in software purchased from Motorola, Inc. During the year ended December 31, 2005, Nextel Mexico financed $7.7 million in software purchased from Motorola, Inc. and Nextel Brazil financed $7.6 million of licenses it acquired from the Brazilian government.

During 2005, we revised the accounting for our corporate aircraft lease from operating to capital. See Note 7 for additional information.

As discussed in Note 7, in the fourth quarter of 2006, the remaining principal amount of our 3.5% convertible notes was fully converted into 6,852,150 shares of our common stock.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Operations and Significant Accounting Policies — (Continued)

Cash and Cash Equivalents.  We consider all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents primarily consist of money market funds.

Short-Term Investments.  All of our short-term investments represent investments in debt securities of commercial paper and government securities with maturities less than one year. We classify investments in debt securities as available-for-sale as of the balance sheet date and report them at fair value. All of our available-for-sale securities mature within one year. We record unrealized gains and losses, net of income tax, as other comprehensive income or loss. During the years ended December 31, 2006, 2005 and 2004, we did not have any material unrealized gains or losses for available-for-sale securities. We report realized gains or losses, as determined on a specific identification basis, and other-than-temporary declines in value, if any, in realized gains or losses on investments. We did not have any short-term investments as of December 31, 2006. As of December 31, 2005, our short-term investments consisted of $7.4 million of government securities.

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

Handset and Accessory Inventory.  We record handsets and accessories at the lower of cost or market. We determine cost by the weighted average costing method. Since we subsidize the cost of our handsets to our customers, we use market prices as established by Motorola to determine the market price of our inventory. We expense handset costs at the time of sale and classify such costs in cost of digital handset and accessory sales. We write down our inventory to cover losses related to obsolete and slow moving inventory. As of December 31, 2006 and 2005, our provision for inventory losses was $6.0 million and $5.9 million, respectively.

Property, Plant and Equipment.  We record property, plant and equipment, including improvements that extend useful lives or enhance functionality, at cost, while we charge maintenance and repairs to operations as incurred. We capitalize internal and external costs incurred to develop internal-use software, which consist primarily of costs related to configuration, interfaces, installation and testing. We also capitalize internal and external costs incurred to develop specified upgrades and enhancements if they result in significant additional functionalities for our existing software. We expense all costs related to evaluation of software needs, data conversion, training, maintenance and other post-implementation operating activities.

We calculate depreciation using the straight-line method based on estimated useful lives ranging from 3 to 20 years for digital mobile network equipment and network software and 3 to 10 years for office equipment, furniture and fixtures, and other, which includes non-network internal use software. We depreciate our corporate aircraft capital lease using the straight-line method based on the lease term of 8 years. We amortize leasehold improvements over the shorter of the lease terms or the useful lives of the improvements.

Construction in progress includes internal and external labor, materials, transmission and related equipment, engineering, site development, interest and other costs relating to the construction and development of our digital wireless networks. We do not depreciate assets under construction until they are ready for their intended use. We capitalize interest and other costs, including labor and software upgrades, which are applicable to the construction of, and significant improvements that enhance functionality to, our digital mobile network equipment.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Operations and Significant Accounting Policies — (Continued)

We periodically review the depreciation method, useful lives and estimated salvage value of our property, plant and equipment and revise those estimates if current estimates are significantly different from previous estimates.

Asset Retirement Obligations.  We record an asset retirement obligation and an associated asset retirement cost when we have a legal obligation in connection with the retirement of tangible long-lived assets. Our obligations arise from certain of our leases and relate primarily to the cost of removing our equipment from such leased sites. We report asset retirement obligations and related asset retirement costs at fair value computed using discounted cash flow techniques. In addition, we review the adequacy of asset retirement obligations on a regular basis and more often if changes in events or circumstances warrant it. As of December 31, 2006 and 2005, our asset retirement obligations were as follows (in thousands):

	2006	2005

Balance, January 1	$14,923	$4,126
New asset retirement obligations	10,498	6,702
Accretion	4,273	3,902
Settlement of asset retirement obligations	(111)	—
Foreign currency translation and other	(286)	193

Balance, December 31	$29,297	$14,923

Derivative Financial Instruments.  We enter into derivative transactions for hedging or risk management purposes only. We have not and will not enter into any derivative transactions for speculative or profit generating purposes. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives for undertaking various hedge transactions before entering into the transaction.

We record our derivative financial instruments at fair value as either assets or liabilities. We recognize changes in fair value either in earnings or equity, depending on the nature of the underlying exposure being hedged and how effective the derivatives are at offsetting price movements and the underlying exposure. We evaluate the effectiveness of our hedging relationships both at the hedge inception and on an ongoing basis. Our derivative instruments are designated as cash-flow hedges and are considered to be highly effective. We record the changes in fair value of our derivatives financial instruments as other comprehensive income or loss until the underlying hedged item is recognized in earnings. We recognize in earnings immediately any ineffective portion of a derivative’s change in fair value.

Valuation of Long-Lived Assets.  We review long-lived assets such as property, plant and equipment and identifiable intangible assets with definite useful lives, which includes our licenses, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, we recognize a loss, if any, for the difference between the fair value and carrying value of the asset.

Intangible Assets.  Our intangible assets are composed of wireless telecommunications licenses, customer base and a trade name. We amortize our intangible assets using the straight-line method over the estimated period benefited. We amortize all of our licenses that existed as of the date we emerged from reorganization over their estimated useful lives, which range from 16 to 17 years. We amortize licenses acquired after our emergence from reorganization over their estimated useful lives of 12 to 20 years. In the countries in which we operate, licenses are customarily issued conditionally for specified periods of time ranging from 30 to 40 years, including renewals. The licenses are generally renewable provided the licensee has complied with applicable rules and policies. We believe we have complied with

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Operations and Significant Accounting Policies — (Continued)

these standards in all material respects. However, the political and regulatory environments in the markets we serve are continuously changing and, in many cases, the renewal fees could be significant. Therefore, we do not view the renewal of our licenses to be perfunctory. In addition, the wireless telecommunications industry is experiencing significant technological change, and the commercial life of any particular technology is difficult to predict. Most of our licenses give us the right to use 800 MHz spectrum that is non-contiguous, and the iDEN technology is the only widespread, commercially available digital technology that operates on non-contiguous spectrum. As a result, our ability to deploy new technologies on our licensed 800MHz spectrum is limited. In light of the uncertainty regarding the availability of alternative technologies and regarding the commercial life of any technology, including the iDEN technology, our ability to use our 800MHz spectrum for an indefinite period cannot be assured. As a result, we classify our licenses as finite lived assets.

Through December 31, 2005, we amortized our customer base intangible assets over their respective estimated useful lives, generally two to three years. As of December 31, 2005, our customer base intangible assets were fully amortized. Through December 31, 2004, we amortized the Nextel trade name in each of the countries in which we operate over the estimated remaining useful lives of our licenses as of the date we emerged from reorganization, generally 16 to 17 years. As of December 31, 2004, the net book value of the trade name was reduced to zero due to the reversal of deferred tax asset valuation allowances existing at our emergence from reorganization.

Revenue Recognition.  Operating revenues primarily consist of service revenues and revenues generated from the sale and rental of digital handsets and accessories. We present our operating revenues net of value-added taxes, but we include certain revenue-based taxes for which we are the primary obligor. Service revenues primarily include fixed monthly access charges for digital mobile telephone service and digital two-way radio and other services, including revenues from calling party pays programs where applicable and variable charges for airtime and digital two-way radio usage in excess of plan minutes, long distance charges and international roaming revenues derived from calls placed by our customers on other carriers’ networks.

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

We bill excess usage to our customers in arrears. In order to recognize the revenues originated from excess usage subsequent to customer invoicing through the end of the reporting period, we estimate the unbilled portion based on the usage that the handset had during the part of the month already billed, and we use the actual usage to estimate the unbilled usage for the rest of the month taking into consideration working days and seasonality. Our estimates are based on our experience in each market. We periodically evaluate our

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Operations and Significant Accounting Policies — (Continued)

estimation process by comparing our estimates to actual excess usage revenue billed the following month. As a result, actual usage could differ from our estimates.

We recognize revenue from handset and accessory sales when title and risk of loss passes upon delivery of the handset or accessory to the customer as this is considered to be a separate earnings process from the sale of wireless services.

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

Advertising Costs.  We expense costs related to advertising and other promotional expenditures as incurred. Advertising costs totaled $63.9 million, $46.4 million and $36.3 million during the years ended December 31, 2006, 2005 and 2004, respectively.

Stock-Based Compensation.  Through December 31, 2005, we accounted for share-based payments using the intrinsic value method under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and related interpretations, as permitted by Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock Based Compensation,” or SFAS 123. In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the grant date. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,” or SFAS 123R. We used the modified prospective transition method and therefore have not restated our prior period’s results. Under this transition method, share-based payment expense for the year ended December 31, 2006 includes compensation expense for all share-based payment awards granted prior to, but not fully vested as of, January 1, 2006. Share-based payment

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Operations and Significant Accounting Policies — (Continued)

expense for all share-based payment awards granted after January 1, 2006 is estimated in accordance with the provisions of SFAS 123R. We recognize these compensation costs net of actual forfeitures for only those shares expected to vest on a straight-line basis over the requisite service period of the award. See Note 13 for more information.

Net Income Per Common Share, Basic and Diluted.  Basic net income per common share includes no dilution and is computed by dividing the net income by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution of securities that could participate in our earnings. As presented for the year ended December 31, 2006, our calculation of diluted net income per share includes common shares resulting from shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans and our restricted stock, as well as common shares resulting from the potential conversion of our 2.875% convertible notes and our 2.75% convertible notes as if they were converted at the beginning of the year. Our calculation of diluted net income per share for the year ended December 31, 2006 also includes shares that would have been issued had our 3.5% convertible notes been converted at the beginning of the year instead of on the actual conversion date.

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

The following tables provide a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31, 2006
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share data)

Basic net income per common share:
Net income	$294,490	154,085	$1.91
Effect of dilutive securities:
Stock options	—	4,521
Restricted stock	—	936
Convertible notes, net of capitalized interest and taxes	14,106	24,740

Diluted net income per common share:
Net income	$308,596	184,282	$1.67

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Operations and Significant Accounting Policies — (Continued)

	Year Ended December 31, 2005
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share data)

Basic net income per common share:
Net income	$174,781	146,336	$1.19
Effect of dilutive securities:
Stock options	—	5,796
Restricted stock	—	646
Convertible notes, net of capitalized interest and taxes	11,861	23,784

Diluted net income per common share:
Net income	$186,642	176,562	$1.06

	Year Ended December 31, 2004
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share data)

Basic net income per common share:
Net income	$57,289	139,166	$0.41
Effect of dilutive securities:
Stock options	—	5,705
Restricted stock	—	144

Diluted net income per common share:
Net income	$57,289	145,015	$0.40

Debt Financing Costs.  We capitalize costs incurred to obtain new debt financing as other non-current assets. We amortize debt financing costs over the shorter of the term of the underlying debt or the holder’s first put date, when applicable, using the effective interest method. We reclassify to paid-in capital the net carrying value of deferred financing costs related to convertible notes that are converted by the holder.

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

A substantial portion of our deferred tax asset valuation allowance relates to deferred tax assets that, if realized, will not result in a benefit to our income tax provision. In accordance with Statement of Position, or SOP, 90-7, “Financial Reporting By Entities in Reorganization Under the Bankruptcy Code,” or SOP 90-7, we recognize decreases in the valuation allowance existing at the reorganization date first as a reduction in the carrying value of intangible assets existing at the reorganization date and then as an increase to paid-in capital. As of December 31, 2004, we reduced to zero the carrying value of our intangible assets existing at the reorganization date. We will record future decreases, if any, of the valuation allowance existing on the reorganization date as an increase to paid-in capital. We will record decreases, if any, of the post-

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Summary of Operations and Significant Accounting Policies — (Continued)

reorganization valuation allowance as a benefit to our income tax provision. In accordance with SFAS 123R, we recognize decreases in the valuation allowance attributable to the excess tax benefits resulting from the exercise of employee stock options as an increase to paid-in capital. In each market and in the U.S., we recognize decreases in the valuation allowance first as a decrease in the remaining valuation allowance that existed as of the reorganization date, then as a decrease in any post-reorganization valuation allowance, and finally as a decrease of the valuation allowance associated with stock option deductions.

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

Out-of-Period Adjustments.  During the year ended December 31, 2006, we identified errors in our financial statements for the years ended December 31, 2003, 2004 and 2005. These errors primarily related to accounting for income taxes, the classification of debt between short-term and long-term liabilities, the amortization of leasehold improvements and delays in the transfer of construction-in-progress to depreciable assets in Mexico and amortization of certain software costs in Argentina. We corrected these errors during 2006. For the year ended December 31, 2006, we decreased operating income by $1.3 million, decreased income before income tax provision by $1.5 million and increased net income by $14.5 million to correct these errors. We do not believe that these adjustments are material to our consolidated financial statements for the year ended December 31, 2006 or to any prior periods.

New Accounting Pronouncements.  In October 2005, the FASB issued Staff Position No. 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” or FSP No. 13-1, to address accounting for rental costs associated with building and ground operating leases. FSP No. 13-1 requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. FSP No. 13-1 is effective for the first reporting period beginning after December 15, 2005 and requires public companies that are currently capitalizing these rental costs for operating lease arrangements entered into prior to the effective date to cease capitalizing such costs. Retroactive application in accordance with Statement of Financial Accounting Standards, or SFAS, 154 is permitted but not required. We implemented FSP No. 13-1 on a prospective basis, effective January 1, 2006, as required. The adoption of FSP No. 13-1 did not have a material impact on our consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 150,” or SFAS 155. SFAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies that certain instruments are not subject to the requirements of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that may contain an embedded derivative requiring bifurcation, clarifies what may be an embedded derivative for certain concentrations of credit risk and amends SFAS 140 to eliminate certain prohibitions related to derivatives on a qualifying special-purpose entity. SFAS 155 is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS 155 did not have a material impact on our consolidated financial statements.

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

as a conversion as opposed to an extinguishment if, at issuance, the debt instrument contains a substantive conversion feature other than the issuer’s call option. EITF 05-1 is effective for all conversions within its scope occurring in interim or annual periods beginning after June 28, 2006. The future impact of EITF 05-1 on our financial statements will depend on the facts and circumstances specific to a given conversion within the scope of this Issue. The adoption of EITF 05-1 did not have a material impact on our consolidated financial statements based on the terms of our existing securities.

In June 2006, the FASB ratified the consensus of the Emerging Issues Task Force, or EITF, on Issue 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation),” or EITF 06-3. EITF 06-3 states that a company should disclose its accounting policy (gross or net presentation) regarding presentation of sales and other similar taxes. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. EITF 06-3 is effective for financial reports in interim and annual reporting periods beginning after December 15, 2006. Prior to 2005, we reported certain revenue-based taxes imposed on us in Brazil as a reduction of revenue. We viewed these taxes as pass-through costs since they were billed to and collected from customers on behalf of local government agencies. During the fourth quarter of 2005, we increased our operating revenues by the amount of these taxes, and our financial statements reflected corresponding general and administrative expenses to present these revenue-based taxes related to the full year 2005 on a gross basis because they are the primary obligation of Nextel Brazil. This presentation is in accordance with EITF 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” During the year ended December 31, 2005, Nextel Brazil recorded $18.6 million of revenue-based taxes as a component of service and other revenues and a corresponding amount as a component of selling, general and administrative expenses. We currently disclose our policy with regard to these types of taxes in our revenue recognition policy. Therefore, we do not believe the adoption of EITF 06-3 will have a material impact on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R,” or SFAS 158. This standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of SFAS 158 in the fourth quarter of 2006 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that SFAS No. 159 will have on our consolidated financial statements.

2.	Changes in Accounting Principles

Adoption of SFAS 123R

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R. We used the modified prospective transition method and therefore did not restate our prior period’s results. Under this transition method, share-based payment expense for the year ended December 31, 2006 includes compensation expense for all share-based payment awards granted prior to, but not fully vested as of, January 1, 2006. Share-based payment expense for all share-based payment awards granted after January 1, 2006 is estimated in accordance with the provisions of SFAS 123R. See Note 13 for more information.

Elimination of One-Month Lag Reporting Policy

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

We enhanced our financial reporting systems in our markets and redesigned processes to increase the timeliness of internal reporting. These enhancements were in the form of aligned financial processes and common and updated information systems. As a result of these improvements, we are able to more quickly

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Changes in Accounting Principles — (Continued)

accumulate, analyze and consolidate our financial statement information, which enabled us to eliminate the one-month reporting lag for the year ended December 31, 2004 and report consolidated results using a consistent calendar year reporting period for the entire Company. The change in reporting policy also resulted in the communication of more current and useful information to our investors. We believe these benefits justified the elimination of the one-month lag reporting policy and resulted in a preferable method of accounting.

Effective January 1, 2004, we accounted for the elimination of the one-month lag reporting policy as a change in accounting principle in accordance with Accounting Principle Board, or APB, Opinion No. 20, “Accounting Changes.” Under APB Opinion No. 20, a change in accounting principle is determined in the beginning of the period of change. As a result, we treated the month of December 2003, which was normally the first month in the fiscal year of our foreign operating companies, as the lag month, and our fiscal year for all of our foreign operating companies begins with January and ends with December. Each of our successive quarterly and annual consolidated financial statements has continued to follow the same basis of consolidation for our foreign operating companies.

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

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Changes in Accounting Principles — (Continued)

The combined statement of operations of our foreign operating companies for the month of December 2003 is as follows (in thousands):

Operating revenues
Service and other revenues	$82,108
Digital handset and accessory revenues	9,293

91,401

Operating expenses
Cost of service (exclusive of depreciation included below)	22,256
Cost of digital handset and accessory sales	12,169
Selling, general and administrative	29,460
Depreciation	5,842
Amortization	1,260

70,987

Operating income	20,414

Other income (expense)
Interest expense	(2,436)
Interest income	741
Foreign currency transaction losses, net	(5,404)
Other expense, net	(447)

(7,546)

Income before income tax provision	12,868
Income tax provision	(11,898)

Net income (cumulative effect of change in accounting principle)	$970

The components of the $11.9 million income tax provision related to the cumulative effect of the change in accounting principle consist of $6.7 million in current foreign tax expense and $5.2 million in deferred foreign tax expense.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Changes in Accounting Principles — (Continued)

The combined statement of cash flows of our foreign operating companies for the month of December 2003 is as follows (in thousands):

Cash flows from operating activities:
Net income	$970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,102
Provision for losses on accounts receivable	670
Provision for losses on inventory	81
Foreign currency transaction losses, net	5,404
Deferred income tax provision	11,207
Loss on disposal of property, plant and equipment	37
Other, net	(273)
Change in assets and liabilities:
Accounts receivable, gross	955
Handset and accessory inventory, gross	(942)
Prepaid expenses and other assets	(582)
Other long-term assets	(1,716)
Accounts payable, accrued expenses and other	(1,636)
Current deferred revenue	1,420
Due to related parties	(1,921)
Other long-term liabilities	3,060

Net cash provided by operating activities	23,836

Cash flows from investing activities:
Capital expenditures	(22,824)

Net cash used in investing activities	(22,824)

Cash flows from financing activities:
Gross proceeds from towers financing transactions	5,890
Repayments under financing obligations	(169)

Net cash provided by financing activities	5,721

Effect of exchange rate changes on cash and cash equivalents	1,229

Net increase in cash and cash equivalents (cumulative effect of change in accounting principle)	$7,962

3.	Significant Transactions

Nextel Mexico Transactions

Cosmofrecuencias Acquisition.  In September 2006, Nextel Mexico purchased all of the equity interests of Cosmofrecuencias S.A. de C.V., or Cosmofrecuencias, and Operadora de Communicaciones S.A. de C.V., or Operadora, for a purchase price of $200.0 million in cash. Cosmofrecuencias is the holding company of Operadora, which operated a public telecommunications network using concession rights granted by the Mexican government. On October 25, 2006, Nextel Mexico received the necessary regulatory approvals and released the $200.0 million to complete this acquisition. The acquisition of these concessions gives Nextel Mexico a 50MHz nationwide footprint of 3.4GHz spectrum and a local fixed/mobile wireless telephone

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Significant Transactions — (Continued)

concession, which we expect will result in interconnect and operating cost savings, as well as additional revenue generating opportunities in the future. We accounted for this acquisition as a purchase of assets. We allocated the purchase price to the licenses acquired ($278.1 million) and a deferred tax liability ($77.8 million), which represents the tax effect of the difference between the book basis and tax basis of the acquired licenses. We classify the licenses acquired as finite lived assets, and we will amortize them over the remaining statutory term, which was 12 years and 9 months as of December 31, 2006.

AOL Mexico Acquisition.  In April 2005, Nextel Mexico purchased AOL Mexico, S. de R.L. de C.V. for approximately $14.1 million in cash. As a result of this transaction, Nextel Mexico obtained AOL Mexico’s call center assets, certain accounts receivable and access to AOL Mexico’s customer list, as well as tax loss carryforwards which we believe are more likely than not to be realized. We accounted for this transaction as a purchase of assets. This acquisition is a related party transaction as one of our board members was, at the time of the acquisition, also the president and chief executive officer of AOL Latin America. Due to this board member’s involvement with our company, he recused himself from our decision to make this acquisition. We allocated the purchase price to deferred tax assets ($48.4 million) and a deferred credit ($34.3 million), which represents the excess of the estimated fair value of the acquired tax attributes over the allocated purchase price. We decrease the deferred credit as a reduction of income tax expense in proportion to the utilization of the acquired tax loss carryforwards. As of December 31, 2006 and 2005, the remaining balance of the deferred tax asset related to the tax loss carryforward was $32.6 million and $44.4 million, respectively.

Spectrum Auctions.  On January 10, 2005, the Mexican government began an auction for wireless spectrum licenses in the 806-821 MHz to 851-866 MHz frequency band. Inversiones Nextel de Mexico, a subsidiary of Nextel Mexico, participated in this auction. The spectrum auction was divided into three separate auctions: Auction 15 for Northern Mexico Zone 1, Auction 16 for Northern Mexico Zone 2 and Auction 17 for Central and Southern Mexico. The auctions were completed between February 7 and February 11. Nextel Mexico won an average of 15 MHz of nationwide spectrum, except for Mexico City, where no spectrum was auctioned off and where Nextel Mexico has licenses covering approximately 21 MHz. The corresponding licenses and immediate use of the spectrum were granted to Inversiones Nextel de Mexico on March 17, 2005. These new licenses have an initial term of 20 years, which we have estimated to be the amortization period of the licenses, and are renewable thereafter for 20 years. Nextel Mexico paid an up-front fee of $3.4 million for these licenses, excluding certain annual fees, and $0.5 million in other capitalizable costs. The spectrum licenses that Nextel Mexico acquired have allowed it to significantly expand its digital mobile network, thereby allowing it to cover a substantial portion of the Mexican national geography and population.

Nextel Brazil Transaction

Spectrum License Acquisitions.  During the second quarter of 2005, Nextel Brazil acquired spectrum licenses from the Brazilian government for $8.3 million, of which it paid $0.7 million. The remaining $7.6 million is due in six annual installments beginning in 2008, and we are amortizing these licenses over 15 years.

Nextel Argentina Transactions

Velocom Acquisition.  In July 2006, Nextel Argentina signed an agreement, pending regulatory approval, to purchase all of the stock of Velocom Argentina, S.A., a wireless internet access and data transmission company, for $6.0 million in cash and the assumption of certain liabilities, of which $0.6 million has been paid. As a result of this transaction, Nextel Argentina will acquire 50 MHz of 3.4 GHz spectrum nationwide.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Significant Transactions — (Continued)

RMD Acquisition.  In November 2004, Nextel Argentina purchased all of the equity interests of Radio Movil Digital Argentina S.A. (RMD), for a purchase price of $13.0 million, of which $8.5 million was paid through December 31, 2004, and the remaining $4.5 million was paid in March 2005. RMD had no operations other than its ownership of licenses for 650 channels of wireless spectrum. We allocated the purchase price to the licenses acquired ($19.5 million), a deferred tax liability ($6.6 million), which represents the tax effect of the difference between the book basis and tax basis of the acquired licenses and other miscellaneous assets ($0.1 million). We accounted for this acquisition as a purchase of assets. In connection with this acquisition, Nextel Argentina obtained 650 channels of additional spectrum that will help to consolidate and expand our spectrum position in Argentina. 150 of the channels purchased provide coverage in Buenos Aires, and the remaining 500 channels provide coverage in numerous other areas of Argentina. We are amortizing the licenses acquired over 20 years.

Nextel Peru Transaction

Millicom Acquisition.  In October 2006, Nextel Peru purchased all of the equity interests of Millicom Peru, S.A., or Millicom, for a purchase price of $5.0 million. Millicom provided limited high-speed data transmission and internet access services mainly in Lima, Peru. We accounted for this acquisition as a business combination. We allocated the purchase price as follows: $4.8 million to licenses, $0.5 million to a deferred tax asset, which represents the tax effect of the difference between the book basis and tax basis of the acquired licenses, and $0.8 million to current assets. In addition, Nextel Peru assumed $1.1 million in current liabilities. Nextel Peru did not acquire any other intangible assets in connection with this transaction. The licenses acquired by Nextel Peru in this transaction will give it a 50MHz footprint of 3.5GHz spectrum in several markets in Peru. We classify the licenses acquired as finite lived assets, and we are amortizing them over the remaining statutory term of 14 years and 3 months.

4.	Property, Plant and Equipment

The components of our property, plant and equipment are as follows:

	December 31,
	2006	2005
	(in thousands)

Land	$3,767	$3,910
Leasehold improvements	46,967	26,523
Digital mobile network equipment and network software	1,494,638	892,639
Office equipment, furniture and fixtures and other	200,762	130,936
Corporate aircraft capital lease	31,450	31,450
Less: Accumulated depreciation and amortization	(474,520)	(277,059)

	1,303,064	808,399
Construction in progress	86,086	128,122

	$1,389,150	$936,521

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Intangible Assets

Our intangible assets consist of our licenses, customer base and trade name, all of which have finite useful lives, as follows:

	December 31, 2006			December 31, 2005
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)

Amortizable intangible assets:
Licenses	$389,526	$(20,330)	$369,196	$98,009	$(15,205)	$82,804
Customer base	42,401	(42,401)	—	42,727	(41,889)	838
Trade name and other	1,664	(1,664)	—	1,619	(1,619)	—

Total intangible assets	$433,591	$(64,395)	$369,196	$142,355	$(58,713)	$83,642

Based solely on the carrying amount of amortizable intangible assets existing as of December 31, 2006 and current exchange rates, we estimate amortization expense for each of the next five years ending December 31 to be as follows (in thousands):

Estimated
Amortization
Years	Expense

2007	$15,381
2008	28,810
2009	28,810
2010	28,810
2011	28,810

Actual amortization expense to be reported in future periods could differ from these estimates as a result of additional acquisitions of intangibles, as well as changes in exchange rates and other relevant factors. During the years ended December 31, 2006 and 2005, we did not acquire, dispose of or write down any goodwill or intangible assets with indefinite useful lives.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Balance Sheet Details

Prepaid Expenses and Other.

The components are as follows:

	December 31,	December 31,
	2006	2005
	(in thousands)

General prepaid expenses	$17,388	$14,121
Commissions	16,164	—
Value added tax receivables	14,813	9,951
Advances to suppliers	4,793	3,715
Local income taxes	4,630	2,731
Spectrum fees	3,773	3,721
Insurance claims	3,193	2,851
Indefeasible rights of use	2,325	443
Due from employees	1,222	1,713
Other assets	3,075	574

	$71,376	$39,820

Commissions includes advance payments made to certain distributors for sales activities in subsequent periods, typically three to four months. These payments are consistent with our strategy of accelerated market expansion, particularly in new cities.

Other Assets.

The components are as follows:

	December 31,	December 31,
	2006	2005
	(in thousands)

Value added tax receivables	$66,931	$55,116
Deposits	20,983	14,671
Deferred financing costs	17,304	20,960
Income tax receivable	15,996	16,150
Long-term prepaid expenses	14,516	8,790
Handsets under operating leases	5,970	4,410
Other	1,631	905

	$143,331	$121,002

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Balance Sheet Details — (Continued)

Accrued Expenses and Other.

The components are as follows:

	December 31,	December 31,
	2006	2005
	(in thousands)

Capital expenditures	$81,839	$65,018
Payroll related items and commissions	55,654	50,729
Income taxes	16,774	34,312
Network system and information technology	46,741	37,689
Customer deposits	31,044	22,164
Non-income based taxes	30,430	26,133
Accrued contingencies	24,369	38,028
License fees	10,765	8,566
Deferred tax liability	7,756	4,188
Marketing	5,551	2,829
Professional fees	4,288	3,457
Insurance	3,163	3,301
Inventory	2,236	889
Other	21,855	14,455

	$342,465	$311,758

Deferred Credits.

The components are as follows:

	December 31,	December 31,
	2006	2005
	(in thousands)

Deferred income tax liability	$88,886	$17,770
Deferred credit from AOL Mexico acquisition	21,147	30,368

	$110,033	$48,138

Other Long-Term Liabilities.

The components are as follows:

	December 31,	December 31,
	2006	2005
	(in thousands)

Accrued contingencies	$61,516	$59,102
Asset retirement obligations	29,297	14,923
Severance plan liability	6,468	6,901
Derivative liability	1,408	1,174
Other	2,832	2,141

	$101,521	$84,241

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Debt

	December 31,
	2006	2005
	(in thousands)

3.5% convertible notes due 2033	$—	$91,522
2.875% convertible notes due 2034	300,000	300,000
2.75% convertible notes due 2025	350,000	350,000
Mexico syndicated loan facility	297,577	252,654
Tower financing obligations	137,625	127,314
Capital lease obligations	62,669	43,845
Brazil spectrum license financing	9,770	7,583
Other	40	40

Total debt	1,157,681	1,172,958
Less: current portion	(23,294)	(24,112)

	$1,134,387	$1,148,846

3.5% Convertible Notes.  Our 3.5% convertible notes due 2033, which we refer to as our 3.5% notes, were senior unsecured obligations and ranked equal in right of payment with all of our other existing and future senior unsecured debt. In addition, since we conduct all of our operations through our subsidiaries, our 3.5% notes effectively ranked junior in right of payment to all liabilities of our subsidiaries. Cash interest on the 3.5% convertible notes began to accrue on March 15, 2004 at an annual rate of 3.5%.

On June 10, 2005 and June 20, 2005, certain noteholders converted $40.0 million and $48.5 million, respectively, principal face amount of our 3.5% convertible notes into 3,000,000 shares and 3,635,850 shares (75.0 shares issued per $1,000 of debt principal multiplied by the debt principal) in accordance with the original terms of the debt agreement. In connection with these conversions, we paid in the aggregate $8.9 million in cash as additional consideration for conversion, as well as $0.8 million of accrued interest. We recorded the $8.9 million that we paid as debt conversion expense in our consolidated statement of operations. We reclassified to paid-in capital the remaining $2.0 million of deferred financing costs related to the notes that were converted.

In November 2006, we announced an offer to pay a cash premium of $50.00, plus accrued and unpaid interest up to (but excluding) the conversion date, for each of the remaining $1,000 principal amount of the notes. The notes would be converted into shares of our common stock pursuant to the terms defined at issuance (i.e. a conversion rate of 75 shares per $1,000 principal amount). On December 14, 2006, all of the holders of our 3.5% convertible notes converted the $91.4 million remaining aggregate principal face amount of our 3.5% convertible notes into 6,852,150 shares (75.0 shares issued per $1,000 of debt principal multiplied by the debt principal) in accordance with the original terms of the debt agreement. In connection with this conversion, we paid in the aggregate $4.6 million in cash as additional consideration for conversion, as well as $0.8 million of accrued interest and $0.5 million of direct external costs associated with the transaction. We recorded the $4.6 million paid to the noteholders and the $0.5 million of direct external costs as debt conversion expense in our consolidated statement of operations. We reclassified to paid-in capital the remaining $1.5 million of deferred financing costs related to the notes that were converted.

As presented for the year ended December 31, 2006, our calculation of diluted net income per share includes shares that would have been issued had our 3.5% convertible notes been converted at the beginning of the year instead of on the conversion date. As presented for the year ended December 31, 2005, our calculation of diluted net income per share includes the common shares resulting from the potential conversion of our 3.5% convertible notes. As presented for the year ended December 31, 2004, our calculation of diluted

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Debt — (Continued)

net income per share does not include the common shares resulting from the potential conversion of our 3.5% convertible notes since their effect would have been antidilutive to our net income per share.

2.875% Convertible Notes.  In the first quarter of 2004, we issued $300.0 million aggregate principal amount of 2.875% convertible notes due 2034, which we refer to as our 2.875% notes, resulting in total net proceeds of $291.5 million after the payment of direct issuance costs of $8.5 million, which we recorded as deferred financing costs on our consolidated balance sheet and are amortizing over five years. Our 2.875% notes are senior unsecured obligations and rank equal in right of payment with all of our other existing and future senior unsecured debt. Historically, some of our long-term debt has been secured and may be secured in the future. In addition, since we conduct all of our operations through our subsidiaries, our 2.875% notes effectively rank junior in right of payment to all liabilities of our subsidiaries. The 2.875% notes bear interest at a rate of 2.875% per year on the principal amount of the notes, payable semi-annually in arrears and in cash on February 1 and August 1 of each year. The 2.875% notes will mature on February 1, 2034, when the entire principal balance of $300.0 million will be due. The 2.875% notes were publicly registered, effective July 22, 2004.

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

The 2.875% notes are convertible, at the option of the holder, into shares of our common stock at an adjusted conversion rate of 37.5660 shares per $1,000 principal amount of notes, or 11,269,800 aggregate common shares, representing a conversion price of about $26.62 per share. The 2.875% notes are convertible, subject to adjustment, prior to the close of business on the final maturity date under any of the following circumstances:

•	during any fiscal quarter if the closing sale price of our common stock exceeds 120% of the conversion price of $26.62 per share for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

•	during the five business day period after any five consecutive trading day period in which the trading price per note for each day of this period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the notes, or 11,269,800 aggregate common shares, subject to certain limitations;

•	if the notes have been called for redemption by us; or

•	upon the occurrence of specified corporate events, including a fundamental change, as defined in the 2.875% note agreement, the issuance of certain rights or warrants or the distribution of certain assets or debt securities.

For the fiscal quarter ended December 31, 2006, the closing sale price of our common stock exceeded 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on December 31, 2006. As a result, the conversion contingency was met, and our 2.875% notes are currently convertible into 37.5660 shares of our common stock per $1,000 principal amount of notes, or an aggregate of 11,269,800 common shares, at a conversion price of about $26.62 per share. We have the option to satisfy the conversion of the 2.875% notes in shares of our common stock, in cash or a combination of both.

The conversion feature related to the trading price per note meets the criteria of an embedded derivative under SFAS No. 133. As a result, we are required to separate the value of the conversion feature from the

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Debt — (Continued)

notes and record a liability on our consolidated balance sheet. As of December 31, 2006 and 2005, the conversion feature had a nominal value, and therefore it did not have a material impact on our financial position or results of operations. We will continue to evaluate the materiality of the value of this conversion feature on a quarterly basis and record the resulting adjustment, if any, in our consolidated balance sheet and statement of operations.

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

As presented for the years ended December 31, 2006 and 2005, our calculation of diluted net income per share includes the common shares resulting from the potential conversion of our 2.875% convertible notes. As presented for the year ended December 31, 2004, our calculation of diluted net income per share does not include the common shares resulting from the potential conversion of our 2.875% convertible notes since their effect would have been antidilutive to our net income per share.

2.75% Convertible Notes.  In the third quarter of 2005, we privately placed $350.0 million aggregate principal amount of 2.75% convertible notes due 2025, which we refer to as our 2.75% notes. We also incurred direct issuance costs of $9.0 million, which we recorded as deferred financing costs on our consolidated balance sheet and are amortizing over five years. Our 2.75% notes are senior unsecured obligations and rank equal in right of payment with all of our other existing and future senior unsecured debt. Historically, some of our long-term debt has been secured and may be secured in the future. In addition, since we conduct all of our operations through our subsidiaries, our 2.75% notes effectively rank junior in right of payment to all liabilities of our subsidiaries. The 2.75% notes bear interest at a rate of 2.75% per year on the principal amount of the notes, payable semi-annually in arrears in cash on February 15 and August 15 of each

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Debt — (Continued)

year, and will mature on August 15, 2025, when the entire principal balance of $350.0 million will be due. The 2.75% notes were publicly registered, effective February 10, 2006.

The noteholders have the right to require us to repurchase the 2.75% notes on August 15 of 2010, 2012, 2015 and 2020 at a repurchase price equal to 100% of their principal amount, plus any accrued and unpaid interest up to, but excluding, the repurchase date. In addition, if a fundamental change or termination of trading, as defined, occurs prior to maturity, the noteholders have a right to require us to repurchase all or part of the notes at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest.

The 2.75% notes are convertible, at the option of the holder, into shares of our common stock at an adjusted conversion rate of 19.967 shares per $1,000 principal amount of notes, or 6,988,450 aggregate common shares, representing a conversion price of about $50.08 per share. The 2.75% notes are convertible, subject to adjustment, prior to the close of business on the final maturity date under any of the following circumstances:

•	during any fiscal quarter commencing after September 30, 2005 if the closing sale price of our common stock exceeds 120% of the conversion price of $50.08 for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

•	prior to July 15, 2010, during the five business day period after any five consecutive trading day period in which the trading price per note for each day of such period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of notes, or 6,988,450 aggregate common shares;

•	at any time on or after July 15, 2010; or

•	upon the occurrence of specified corporate events, including a fundamental change, as defined in the 2.75% note agreement, the issuance of certain rights or warrants or the distribution of certain assets or debt securities.

For the fiscal quarter ended December 31, 2006, the closing sale price of our common stock exceeded 120% of the conversion price of about $50.08 per share for at least 20 trading days in the 30 consecutive trading days ending on December 31, 2006. As a result, the conversion contingency was met and our 2.75% notes are currently convertible into 19.967 shares of our common stock per $1,000 principal amount of notes, or an aggregate of 6,988,450 common shares, at a conversion price of about $50.08. We have the option to satisfy the conversion of the notes in shares of our common stock, in cash or a combination of both.

The conversion feature related to the trading price per note meets the criteria of an embedded derivative under SFAS No. 133. As a result, we are required to separate the value of the conversion feature from the notes and record a liability on our consolidated balance sheet. As of December 31, 2006 and 2005, the conversion feature had a nominal value, and therefore it did not have a material impact on our financial position or results of operations. We will continue to evaluate the materiality of the value of this conversion feature on a quarterly basis and record the resulting adjustment, if any, in our consolidated balance sheet and statement of operations.

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

Prior to August 20, 2010, the notes will not be redeemable. On or after August 20, 2010, we may redeem for cash some or all of the notes, at any time and from time to time, upon at least 30 days’ notice for a price equal to 100% of the principal amount of the notes to be redeemed, plus any accrued and unpaid interest up to but excluding the redemption date.

Neither we, nor any of our subsidiaries, are subject to any financial covenants under our 2.75% notes. In addition, the indenture governing our 2.75% notes does not restrict us or any of our subsidiaries from paying dividends, incurring debt, or issuing or repurchasing our securities.

As presented for the years ended December 31, 2006 and 2005, our calculation of diluted net income per share includes the common shares resulting from the potential conversion of our 2.75% convertible notes.

Mexico Syndicated Loan Facility.  In October 2004, we closed on a $250.0 million, five year syndicated loan facility in Mexico. Of the total amount of the facility, $129.0 million was denominated in U.S. dollars with a floating interest rate based on LIBOR, $31.0 million was denominated in Mexican pesos with a floating interest rate based on the Mexican reference interest rate TIIE, and $90.0 million was denominated in Mexican pesos, at an interest rate fixed at the time of funding. In May 2005, we drew down on the loan facility for the entire $250.0 million. As part of this agreement, Nextel Mexico is subject to various legal and financial covenants that, among other things, require Nextel Mexico to maintain certain financial ratios and may limit the amount of funds that could be repatriated in certain periods. In July 2005, Nextel Mexico entered into an interest rate swap agreement to hedge the $31.4 million portion of the syndicated loan facility. This interest rate swap fixed the amount of interest expense associated with this portion of the syndicated loan facility commencing on August 31, 2005 and continuing over the life of the facility based on a fixed rate of about 11.95% per year (see Note 11).

On June 27, 2006, Nextel Mexico entered into an agreement to refinance its syndicated loan. The loan principal was increased from the original $250.0 million to $296.6 million after the refinancing. Under the agreement, the loan was refinanced using the same variable (i.e., LIBOR and TIIE) and fixed rates as the original agreement but with lower spreads for each tranche. Of the total amount of the refinanced loan, $156.6 million is denominated in U.S. dollars, with a floating interest rate based on LIBOR (Tranche A — 6.69% and 6.81% as of December 31, 2006 and 2005, respectively), $57.0 million is denominated in Mexican pesos, with a floating interest rate based on the Mexican reference rate TIIE (Tranche C — 8.51% and 11.13% as of December 31, 2006 and 2005, respectively), and $83.0 million is denominated in Mexican pesos, at an interest rate fixed at the time of funding (Tranche B — 11.36% and 12.48% as of December 31, 2006 and 2005, respectively). For Tranche B and Tranche C, the principal and interest payments will take place on the same dates as previously scheduled under the original agreement. Under the original agreement, principal for Tranche A was also due on the same dates as the principal under Tranches B and C. However, after the

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Debt — (Continued)

refinancing, principal for Tranche A will now be due in a lump sum of $156.6 million in June 2011. Due to changes in foreign currency exchange rates, the balance of the syndicated loan facility as of December 31, 2006 and 2005 was $297.6 million and $252.7 million, respectively.

Tower Financing Obligations.  During the years ended December 31, 2006 and 2005, Nextel Mexico and Nextel Brazil sold communications towers as follows (proceeds in thousands):

	Year Ended December 31,
	2006		2005
	Towers		Towers
	Sold	Proceeds	Sold	Proceeds

Nextel Mexico	25	$3,090	7	$870
Nextel Brazil	58	5,894	13	1,371

Total	83	$8,984	20	$2,241

We account for these tower sales as financing arrangements. As a result, we did not recognize any gains from the sales, and we maintain the tower assets on our consolidated balance sheet and continue to depreciate them. We recognize the proceeds received as financing obligations that will be repaid through monthly payments. To the extent that American Tower leases space on these communication towers to third party companies, our base rent and ground rent related to the towers leased are reduced. We recognize ground rent payments as operating expenses in cost of service and tower base rent payments as interest expense and a reduction in the financing obligation using the effective interest method. In addition, we recognize co-location rent payments made by the third party lessees to American Tower as other operating revenues because we are maintaining the tower assets on our consolidated balance sheet. Both the proceeds received and rent payments due are denominated in Mexican pesos for the Mexican transactions and in Brazilian reais for the Brazilian transactions. Rent payments are subject to local inflation adjustments. During the years ended December 31, 2006, 2005 and 2004, we recognized $18.6 million, $15.2 million and $10.3 million, respectively, in other operating revenues related to these co-location lease arrangements, a significant portion of which we recognized as interest expense.

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

Capital Lease Obligations

Corporate Aircraft Leases.  In April 2004, we entered into an agreement to lease a corporate aircraft for eight years for the purpose of enabling company employees to visit and conduct business at our various operating companies in Latin America. We account for this agreement as a capital lease and recorded a capital lease asset and capital lease liability for the present value of the future minimum lease payments. As of December 31, 2006 and 2005, the capital lease liability for our 2004 corporate aircraft was $28.2 million and $29.4 million, respectively.

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

In addition, we signed a demand promissory note to guarantee the total advance payments for the construction of the new aircraft to be financed by the lessor under the 2005 aircraft lease. The first scheduled advance payment occurred in November 2005. The lessor committed to make advance payments of up to $25.2 million during the construction of the new aircraft. We also provided a $1.0 million letter of credit to the lessor as security for the first advance payment, which we paid in the fourth quarter of 2005. To secure our obligations under the letter of credit agreement, we deposited approximately $1.0 million in a restricted cash account with the bank issuing the letter of credit. We have classified this amount as a long-term asset in our consolidated balance sheet as of December 31, 2006 and 2005. Under the 2005 aircraft lease, we are obligated to increase the amount of the letter of credit up to a maximum of $10.0 million as the lessor makes advance payments. Under the terms of this promissory note, we are required to maintain unencumbered cash, cash equivalents, marketable securities and highly liquid investments of no less than $60.0 million at all times.

Interest accrues on the portion of the outstanding principal amount of the promissory note that is equal to or less than $10.0 million, at a variable rate of interest, adjusted monthly, equal to the monthly LIBOR rate plus 0.5% per year and the portion of the outstanding principal amount of the note in excess of $10.0 million, at a variable rate of interest, adjusted monthly, equal to the monthly LIBOR rate plus 1.75% per year. As of December 31, 2006 and 2005, we recorded an asset and a liability of $1.0 million for the amount outstanding under this promissory note. In addition, for the year ended December 31, 2005, we accrued for interest on the $1.0 million outstanding balance.

Other Capital Lease Obligations.  Under the master lease agreement with American Tower, in certain circumstances, Nextel Mexico and Nextel Brazil are permitted to co-locate communications equipment on sites owned by American Tower. Nextel Mexico and Nextel Brazil account for the majority of these co-location agreements as capital leases.

Brazil Spectrum License Financing.  During the second quarter of 2005, Nextel Brazil acquired spectrum licenses from the Brazilian government for $8.3 million, of which it paid $0.7 million. The remaining $7.6 million is due in six annual installments beginning in 2008, and we are amortizing these licenses over 15 years. Due to changes in foreign currency exchange rates and accrued interest, the balance of the spectrum license financing as of December 31, 2006 was $9.8 million.

Software Financing.  In 2005, Nextel Mexico financed software from Motorola for $7.7 million. Subsequently, in March 2006, Nextel Brazil financed software from Motorola for $4.0 million, and in June 2006, Nextel Argentina financed software from Motorola for $3.0 million. This software is designed to enable Nextel Mexico, Nextel Brazil and Nextel Argentina to increase interconnect subscriber capacity without increasing frequencies in their digital mobile networks or incurring the cost of building additional transmitter sites. Each of these operating companies financed the purchase of this software through facilities in which

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Debt — (Continued)

principal was due in equal quarterly installments over a period of four years. None of these operating companies was charged interest under these facilities, however we imputed interest expense at an annual rate of 12% on the facilities in Brazil and Argentina and at an annual rate of 6% on the facility in Mexico. In September 2006, Nextel Mexico, Nextel Brazil and Nextel Argentina paid off the long-term debt balances related to these software purchases at a discount and recognized an aggregate $0.6 million gain on the extinguishment.

Debt Maturities.  For the years subsequent to December 31, 2006, scheduled annual maturities of all long-term debt outstanding as of December 31, 2006 are as follows (in thousands):

Principal
Year	Repayments

2007	$23,294
2008	69,178
2009	70,353
2010	10,261
2011	168,386
Thereafter	816,209

Total	$1,157,681

8.	Fair Value of Financial Instruments

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

Debt.  The estimated fair values of our convertible notes are based on quoted market prices. The carrying value of Nextel Mexico’s syndicated loan facility, our capital lease obligations, our tower financing obligations and Brazil’s spectrum license financing approximates their fair value.

	December 31,
	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in thousands)

Debt, including current portion	$1,157,681	$1,737,681	$1,172,958	$1,703,148

Derivatives.  Our derivative instruments are recorded in our consolidated balance sheet at fair value, based on market values as determined by an independent third party investment banking firm.

9.	Commitments and Contingencies

Capital and Operating Lease Commitments.

We have co-location capital lease obligations on some of our communication towers in Mexico and Brazil. The remaining terms of these lease agreements range from ten to fifteen years. In addition, we have a

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Commitments and Contingencies — (Continued)

capital lease obligation on our existing corporate aircraft. The remaining term of this lease agreement is five years. See Note 7 for further information regarding these agreements.

We lease various cell sites, office facilities and other assets under operating leases. Some of these leases provide for annual increases in our rent payments based on changes in locally-based consumer price indices. The remaining terms of our cell site leases range from one to ten years and are generally renewable, at our option, for additional terms. The remaining terms of our office leases range from less than one to ten years. During the years ended December 31, 2006, 2005 and 2004, total rent expense under operating leases was $100.5 million, $76.9 million and $56.5 million, respectively.

For years subsequent to December 31, 2006, future minimum payments for all capital and operating lease obligations that have initial noncancelable lease terms exceeding one year, net of rental income, are as follows (in thousands):

	Capital	Operating
	Leases	Leases	Total

2007	$9,516	$83,803	$93,319
2008	9,859	79,883	89,742
2009	9,973	72,453	82,426
2010	9,973	64,834	74,807
2011	9,973	51,910	61,883
Thereafter	85,458	146,991	232,449

Total minimum lease payments	134,752	499,874	634,626
Less: imputed interest	(72,083)	—	(72,083)

Total	$62,669	$499,874	$562,543

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

In September 2006, we entered into agreements to extend our relationship with Motorola for the supply of iDEN handsets and iDEN network infrastructure through December 31, 2011. Under these agreements, Motorola agreed to maintain an adequate supply of the iDEN handsets and equipment used in our business for the term of the agreement and to continue to invest in the development of new iDEN devices and infrastructure features. In addition, we agreed to annually escalating handset volume purchase commitments and certain pricing parameters for handsets and infrastructure linked to the volume of our purchases. If we do not meet the specified handset volume commitments, we would be required to pay an additional amount based on any shortfall of actual purchased handsets compared to the related annual volume commitment.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Commitments and Contingencies — (Continued)

Telmex Agreement.

Nextel Mexico signed an agreement with Telefonos de Mexico, S.A. de C.V., or Telmex, effective February 14, 2006, that allows Nextel Mexico to interconnect and terminate traffic with Telmex in 27 nationwide cities throughout Mexico using five local connections. The agreement covers each individual city for its own term of 15 years from the date service begins in that city and provides Nextel Mexico with an unlimited amount of traffic termination on the Telmex network for a total cost of $44.5 million, plus any applicable value-added taxes. We are accounting for the Telmex agreement as a service agreement. As a result, we are expensing any payments made under this agreement in the period to which they relate. Nextel Mexico paid a $7.0 million deposit to Telmex on March 31, 2006, of which $1.9 million was recorded as a component of prepaid expenses and other and $2.6 million was recorded as a component of other assets as of December 31, 2006. The difference of $2.5 million between the amount paid and the amounts recorded in our consolidated balance sheet as of December 31, 2006 was expensed as incurred. The agreement specifies the second of three total installment payments in the amount of $18.5 million should be made on March 15, 2007, and the last payment in the amount of $19.0 million should be made on March 15, 2008.

Brazilian Contingencies.

Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes and import duties based on the classification of equipment and services. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil’s petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil is also disputing various other claims. As a result of the expiration of the statute of limitations for certain contingencies, during the years ended December 31, 2006 and 2005, Nextel Brazil reversed $9.2 million and $6.5 million, respectively, in accrued liabilities, of which we recorded $4.4 million and $3.2 million, respectively, as a reduction to operating expenses and the remainder to other income, which represented monetary corrections. Monetary corrections are specific indexation factors under Brazilian law that are used to restore the real economic value of tax and other contingent obligations in local Brazilian currency after taking into consideration the effects of inflation.

During the year ended December 31, 2004, Nextel Brazil reduced its liabilities by $35.4 million, of which we recorded $14.4 million as a reduction to operating expenses, reclassified $12.6 million of a settled claim to current liabilities for payment, and recorded the remainder, which primarily included monetary corrections on these contingencies, in other income.

As of December 31, 2006 and 2005, Nextel Brazil had accrued liabilities of $24.7 million and $27.6 million, respectively, related to contingencies, all of which were classified in accrued contingencies reported as a component of other long-term liabilities. Of the total accrued liabilities as of December 31, 2006 and 2005, Nextel Brazil had $18.0 million and $21.7 million in unasserted claims, respectively. We currently estimate the range of possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be between $138.7 million and $142.7 million as of December 31, 2006. We are continuing to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and estimable.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Commitments and Contingencies — (Continued)

Argentine Contingencies.

Turnover Tax.  In the city of Buenos Aires, the city government had previously increased the turnover tax rate from 3% to 6% of revenues for cellular companies. From a regulatory standpoint, we are not considered a cellular company. As a result, until April 2006, we continued to pay the turnover tax at the existing rate of 3% and recorded a liability and related expense for the differential between the old rate and the new rate, plus interest.

In March 2006, Nextel Argentina received an unfavorable decision from the city of Buenos Aires related to the determination of whether we are a cellular company for purposes of this tax. In addition, the city of Buenos Aires confirmed a previously assessed penalty equal to 80% of the principal amount of the additional tax from December 1997 through May 2004. In April 2006, Nextel Argentina decided to pay under protest $18.8 million, which represented the total amount of principal and interest, related to this turnover tax. Nextel Argentina also decided to begin paying the higher tax amount until this issue is settled.

In August 2006, Nextel Argentina filed a lawsuit against the city of Buenos Aires to pursue the reimbursement of the $18.8 million paid under protest in April 2006. Subsequent to this payment, Nextel Argentina paid $4.5 million under protest from April 2006 through December 2006 related to this tax.

In December 2006, the city of Buenos Aires issued new laws, which Nextel Argentina believes support its position that it should be taxed at the general 3% rate and not at the 6% cellular rate. Beginning in January 2007, Nextel Argentina will pay the 3% general turnover tax rate and continue with its efforts to obtain reimbursement of amounts previously paid under protest.

Similarly, one of the provincial governments in another one of the markets where Nextel Argentina operates also increased their turnover tax rate from 4.55% to 6% of revenues for cellular companies. Consistent with its earlier position, Nextel Argentina continues to pay the turnover tax in this province at the existing rate and accrues a liability for the incremental difference in the rate. As of December 31, 2006 and 2005, Nextel Argentina accrued $5.1 million and $3.4 million, respectively, for local turnover taxes in this province, which are included as components of accrued expenses and other.

Universal Service Tax.  During the year ended December 31, 2000, the Argentine government enacted the Universal Service Regulation, which established a tax on telecommunications licensees effective January 1, 2001, equal to 1% of telecommunications service revenue minus applicable taxes and specified related costs. The license holder can choose either to pay the resulting amount into a fund for universal service development or to participate directly in offering services to specific geographical areas under an annual plan designed by the federal government. Although the regulations state that this tax would be applicable beginning January 1, 2001, the authorities have not taken the necessary actions to implement the tax. However, Resolution No. 99/05, dated May 5, 2005, issued by the Secretary of Communications prohibits telecommunications operators from itemizing the levy in customer invoices or passing through the levy to customers. In addition, following the Secretary’s instructions in July 2005, the Argentine CNC has ordered operators, including Nextel Argentina, to return the levy collected from customers, if any. Nextel Argentina filed legal actions challenging these regulations. On October 14, 2005, the Secretary of Communications issued Resolution No. 301/05, which rejected Nextel Argentina’s claim against Resolution No. 99/05. As a result, Nextel Argentina was ordered to reimburse the amounts collected as universal service contributions plus interest within a 15-day period. In November 2005, Nextel Argentina filed an administrative claim and requested a judicial injunction against this resolution. All current legal actions are pending.

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

As a result of various events and opinion of counsel, during the fourth quarter of 2005, Nextel Argentina accrued for the maximum liability due to customers for amounts billed during all periods ending December 31, 2005, plus interest. Nextel Argentina continued accruing the higher amount during the first quarter of 2006 while maintaining its position that there is no basis for such reimbursement to customers. As of April 1, 2006, Nextel Argentina changed its rate plan structure, which eliminated all other charges and any further contingencies related to this tax. As required by legislation that was passed in October 2005, in March 2006, Nextel Argentina reimbursed to customers the amounts invoiced during the period from January 2001 to August 2001 for a total amount of $0.2 million, plus interest. In addition, in April 2006, Nextel Argentina filed a judicial claim against the legislation passed in May 2005, which is currently pending. As of December 31, 2006 and 2005, the accrual for the liability to customers was $6.9 million and $6.4 million, respectively, which is included as components of accrued expenses and other.

As of December 31, 2006 and 2005, Nextel Argentina had accrued liabilities of $29.4 million and $40.2 million, respectively, related primarily to local turnover taxes and local government claims, all of which were classified in accrued contingencies reported as a component of accrued expenses and other.

Legal Proceedings.

We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

Income Taxes.

We are subject to income taxes in both the United States and the non-U.S. jurisdictions in which we operate. Certain of our entities are under examination by the relevant taxing authorities for various tax years. We regularly assess the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. We have established tax liabilities which we believe to be adequate in relation to the potential for additional assessments. Once established, we adjust the liabilities only when there is more information available or when an event occurs necessitating a change to the liabilities. While we believe that the amount of the tax estimates is reasonable, it is possible that the ultimate outcome of current or future examinations may exceed current liabilities in amounts that could be material.

10.	Capital Stock

We currently have 600,000,000 shares of authorized common stock, par value $0.001 per share, and 10,000,000 shares of authorized undesignated preferred stock, par value $0.001 per share.

We issued 120,000,000 shares of our new common stock in connection with our emergence from Chapter 11 reorganization in November 2002, and we issued an additional 12,000,000 shares of our common stock in our September 2003 public offering. In addition, as described in Note 7, we issued 3,000,000 shares, 3,635,850 shares and 6,852,150 shares of our common stock in connection with the conversion of our 3.5% convertible notes on June 10, 2005, June 21, 2005 and December 14, 2006, respectively.

During the years ended December 31, 2006, 2005 and 2004, we issued common shares of stock in connection with the exercise of stock options by employees.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Capital Stock — (Continued)

As of December 31, 2006 and 2005, there were 161,813,864 and 152,147,641 shares of our common stock outstanding, respectively.

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

Undesignated Preferred Stock.  Our board of directors has the authority to issue undesignated preferred stock of one or more series and in connection with the creation of such series, to fix by resolution the designation, voting powers, preferences and relative, participating, optional and other special rights of such series, and the qualifications, limitations and restrictions thereof. As of December 31, 2006, we had not issued any shares of undesignated preferred stock.

Common Stock Reserved for Issuance.  As of December 31, 2006 and 2005, under our employee stock option plan, we had reserved for future issuance 23,378,068 shares and 26,855,316 shares of our common stock, respectively.

11.	Derivative Instruments

Foreign Currency Hedges

In November 2004, Nextel Mexico entered into a derivative agreement to reduce its foreign currency transaction risk associated with a portion of its 2005 U.S. dollar forecasted capital expenditures and handset purchases. This risk was hedged by forecasting Nextel Mexico’s capital expenditures and handset purchases for a 12-month period that began in January 2005. Under this agreement, Nextel Mexico purchased a U.S. dollar call option for $3.6 million and sold a call option on the Mexican peso for $0.9 million for a net cost of $2.7 million. We recorded the initial net purchase price of the derivative instrument as a non-current asset of $2.7 million in November 2004. As of December 31, 2005, our net purchased option, which was designated as a cash flow hedge, decreased in value by $2.7 million as the hedge expired in December 2005. We recorded this amount to accumulated other comprehensive loss. During the years ended December 31, 2006 and 2005, we reclassified $1.0 million and $1.6 million, respectively, from accumulated other comprehensive loss to other expense, net, since the underlying capital expenditures and purchased handsets had impacted earnings. The foreign currency hedge qualified for cash flow hedge accounting under SFAS 133. As a result, and because the instrument was 100% effective in hedging foreign currency exposure, we recorded the unrealized gain or loss upon measuring the change in the hedge at its fair value at each balance sheet date as a component of other comprehensive income and either a derivative instrument asset or liability on the balance sheet. We continue to reclassify the amount recorded as a component of other comprehensive income into other expense, net, as the underlying capital expenditures impact earnings.

In September 2005, Nextel Mexico entered into a derivative agreement to reduce its foreign currency transaction risk associated with a portion of its 2006 U.S. dollar forecasted capital expenditures and handset purchases. This risk was hedged by forecasting Nextel Mexico’s capital expenditures and handset purchases for a 12-month period that began in January 2006. Under this agreement, Nextel Mexico purchased a U.S. dollar call option for $3.6 million and sold a call option on the Mexican peso for $1.1 million for a net cost of $2.5 million. We recorded the initial net purchase price of the derivative instrument as a non-current asset of $2.5 million in September 2005. As of December 31, 2006, our net purchased option, which was designated as a cash flow hedge, decreased in value by $2.5 million as the hedge expired in December 2006. We recorded this amount to accumulated other comprehensive loss. During the year ended December 31,

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Derivative Instruments — (Continued)

2006, we reclassified $1.7 million from accumulated other comprehensive loss to other expense, net, since the underlying capital expenditures and purchased handsets had impacted earnings. The foreign currency hedge qualified for cash flow hedge accounting under SFAS 133. As a result, and because the instrument was 100% effective in hedging foreign currency exposure, we recorded the unrealized gain or loss upon measuring the change in the hedge at its fair value at each balance sheet date as a component of other comprehensive income and either a derivative instrument asset or liability on the balance sheet. We continue to reclassify the amount recorded as a component of other comprehensive income into other expense, net, as the underlying capital expenditures and purchased handsets impact earnings.

In October 2005, Nextel Mexico entered into another derivative agreement to further reduce its foreign currency transaction risk associated with a portion of its 2006 U.S. dollar forecasted capital expenditures and handset purchases. This risk was hedged by forecasting Nextel Mexico’s capital expenditures and handset purchases for a 12-month period that began in January 2006. Under this agreement, Nextel Mexico purchased a U.S. dollar call option for $1.4 million and sold a call option on the Mexican peso for $0.3 million for a net cost of $1.1 million. As of December 31, 2006, our net purchased option, which was designated as a cash flow hedge, decreased in value by $1.1 million as the hedge expired in December 2006. We recorded this amount to accumulated other comprehensive loss. During the year ended December 31, 2006, we reclassified $0.4 million from accumulated other comprehensive loss to other expense, net, since the underlying capital expenditures and purchased handsets had impacted earnings. The foreign currency hedge qualifies for cash flow hedge accounting under SFAS 133. As a result, and because the instrument was 100% effective in hedging foreign currency exposure, we recorded the unrealized gain or loss upon measuring the change in the hedge at its fair value at each balance sheet date as a component of other comprehensive income and either a derivative instrument asset or liability on the balance sheet. We continue to reclassify the amount recorded as a component of other comprehensive income into other expense, net as the underlying capital expenditures and purchased handsets impact earnings.

We view the foreign currency hedges in Mexico as investment transactions as they relate to financial instruments. Therefore, we have classified the cash flows related to the hedges as an investing activity in our consolidated statements of cash flows.

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

As discussed in Note 7, in June 2006, Nextel Mexico entered into an agreement to refinance its syndicated loan. Based on Derivatives Implementation Group Issue No. G13, “Cash Flow Hedges: Hedging the Variable Interest Payments on a Group of Floating-Rate Interest-Bearing Loans,” the interest rate swap is still effective based on the following: (1) our original hedge documentation referred to hedging Tranche C as a whole, (2) the terms of the debt and swap remained the same, (3) the principal amount of Tranche C after

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Derivative Instruments — (Continued)

refinancing is greater than the original $31.0 million, and (4) the hedged forecasted transactions in the documented cash flow hedging relationships are probable of occurring. Accordingly, no settlement adjustments from other comprehensive income to our statement of operations are necessary. As of December 31, 2006 and 2005, we recognized a cumulative unrealized pre-tax loss of $1.4 million and $1.2 million, which represents the fair value of the interest rate swap in accumulated other comprehensive loss and a corresponding liability on our consolidated balance sheet.

The carrying values of our derivative instruments, which represent fair values, as of December 31, 2005 are as follows:

	Foreign		Total
	Currency	Interest	December 31,
	Hedge	Rate Swap	2005
	(in thousands)

Purchased call options	$2,016	$—	$2,016
Written put options	(2,250)	—	(2,250)

Net purchased options	(234)	—	(234)
Interest rate swap	—	(1,174)	(1,174)

Net derivative liability	$(234)	$(1,174)	$(1,408)

12.	Income Taxes

The components of the income tax (provision) benefit from continuing operations are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

Current:
Federal	$(5,086)	$(5,076)	$134
State	(444)	(566)	—
Foreign	(75,078)	(70,460)	(48,650)

Total current income tax provision	(80,608)	(76,102)	(48,516)

Deferred:
Federal	(6,265)	(28,297)	(4,230)
State	(698)	(3,143)	(510)
Foreign	(31,873)	(18,253)	(25,935)

Total deferred income tax provision	(38,836)	(49,693)	(30,675)

Total income tax provision	$(119,444)	$(125,795)	$(79,191)

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Income Taxes — (Continued)

A reconciliation of the U.S. statutory Federal income tax rate to our effective tax rate as a percentage of income before taxes is as follows:

	Year Ended December 31,
	2006	2005	2004

Statutory Federal tax rate	35%	35%	35%
State taxes, net of Federal tax benefit	—	1	—
Effect of foreign operations	(4)	(4)	(4)
Nondeductible SFAS 123R expense	2	—	—
Change in deferred tax asset valuation allowance	—	3	17
Intercompany transactions	3	6	7
Withholding tax and tax on subpart F income	2	3	—
Loss on Mexican fixed asset disposals	(4)	—	(1)
Non-deductible expenses	—	—	2
Foreign tax rate reduction	—	—	3
Inflation adjustments	(4)	(2)	—
Amortization of acquired tax benefits (deferred credit)	(2)	(1)	—
Other	1	1	(1)

Income tax provision	29%	42%	58%

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Income Taxes — (Continued)

Significant components of our deferred tax assets and liabilities consist of the following:

	December 31,
	2006	2005
	(in thousands)

Deferred tax assets:
Net operating losses and capital loss carryforwards	$305,163	$325,792
Allowance for doubtful accounts	14,601	17,799
Accrued expenses	32,522	24,756
Accrual for contingent liabilities	8,391	9,371
Intangible assets	31,969	38,687
Property, plant and equipment	206,037	201,841
Capital lease obligations	57,134	51,866
Deferred revenue	18,579	14,255
Other	35,531	32,990

	709,927	717,357
Valuation allowance	(444,393)	(417,341)

Total deferred tax asset	265,534	300,016

Deferred tax liabilities:
Intangible assets	90,298	16,323
Property, plant and equipment	10,897	12,209
Other	13,650	13,103

Total deferred tax liability	114,845	41,635

Net deferred tax asset	$150,689	$258,381

During 2006, we identified errors in our consolidated financial statements for the years ended December 31, 2003 and 2004 related to accounting for income taxes in Nextel Mexico. As a result of the Nextel Mexico errors in the fourth quarter of 2006, we decreased our tax provision by $17.1 million and our current tax payable liability by $35.0 million, increased amortization expense by $1.4 million and increased paid-in capital by $18.6 million as of December 31, 2006. Without this decrease to the income tax provision, our 2006 effective tax rate would have been 33% rather than 29%.

We have not recorded a deferred tax liability on Nextel Brazil’s unrealized foreign currency gain on the intercompany loan from NII Holdings, Inc. as it is our intention to not subject that unrealized gain to Brazilian tax. If this gain is subject to tax, it could result in an additional income tax liability. As of December 31, 2006 and 2005, the cumulative amount of additional tax liability would have been approximately $73.3 million and $56.3 million, respectively.

We have not recorded a provision for U.S. Federal and state or foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries other than income that has been previously taxed in the U.S. under the subpart F rules, as it is our intention to indefinitely reinvest such undistributed earnings outside the United States. Should our foreign subsidiaries’ undistributed earnings be remitted to the U.S. as dividends, we may be subject to additional U.S. income taxes (net of allowable foreign tax credits) and foreign withholding taxes. It is not practicable to estimate the amount of any additional taxes which may be payable on the undistributed earnings.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Income Taxes — (Continued)

As of December 31, 2006, we had approximately $122.2 million of net operating loss carryforwards for U.S. Federal and state income tax purposes that expire beginning at various periods from 2010 to 2026. The timing and manner in which we will utilize the net operating loss carryforwards in any year, or in total, may be limited in the future under the provisions of Internal Revenue Code Section 382 regarding changes in our ownership.

As of December 31, 2006, we had approximately $129.3 million and $64.6 million of net operating loss carryforwards in our Mexican and Peruvian subsidiaries, respectively. These carryforwards expire in various amounts and at various periods from 2007 to 2016 in Mexico, and from 2008 to no expiration date in Peru. Nextel Chile had approximately $29.8 million of net operating loss carryforwards that can be carried forward indefinitely. In addition, our Brazilian subsidiaries had approximately $650.4 million of net operating loss carryforwards that can also be carried forward indefinitely, but the amount that we can utilize annually is limited to 30% of Brazilian taxable income before the net operating loss deduction. Our foreign subsidiaries’ ability to utilize the foreign tax net operating losses in any single year ultimately depends upon their ability to generate sufficient taxable income.

We excluded $62.1 million of the $122.2 million U.S. net operating loss carryforwards from the calculation of the deferred tax asset above because it represents excess stock option deductions that did not reduce taxes payable in the U.S. These unrealized excess stock option deductions, if realized in the future, will result in an increase to paid-in capital. We recognize the benefits of net operating loss carryforwards in the following order: (1) net operating losses from items other than excess stock option deductions; (2) net operating losses from excess stock option deductions accounted for under SFAS 123R; and (3) from excess stock option deductions accounted for under SFAS 123R. We calculated our adoption date pool of excess tax benefits previously included in paid-in capital under the standard method outlined in SFAS 123R.

During 2006, the deferred tax asset valuation allowance increased by $27.1 million due mainly to the impact of foreign currency translation adjustments in Brazil and an increased net operating loss carryforward in Chile, for which it is more likely than not that the benefits will not be realized. This increase was partially offset by a $6.9 million realization of U.S. excess stock option deductions and a $5.9 million release of pre-reorganization valuation allowance in Brazil. We recorded these two valuation allowance decreases as increases to paid-in capital.

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

Our deferred tax asset valuation allowances generally consist of three components. We record decreases in these valuation allowances as coming first from valuation allowances existing as of the reorganization date, second from valuation allowances created subsequent to the reorganization from items other than excess stock option deductions, and third from post-reorganization excess stock option deductions accounted for under SFAS 123R. In accordance with SOP 90-7, we recognize decreases in the deferred tax asset valuation allowance that existed at the reorganization date first as a reduction in the carrying value of our intangible assets existing at the reorganization date until fully exhausted, and then as an increase to paid-in capital. As of December 31, 2004, we reduced to zero the carrying value of our intangible assets existing at the reorganization date. We will record the future decreases, if any, of the valuation allowance existing on the reorganization date as an increase to paid-in capital. The table below reflects the impact on our stockholders’ equity and income tax provision of the deferred tax asset valuation allowance decreases that we recorded during 2006 and 2005 in accordance with SOP 90-7 (in thousands). $18.6 million of the 2006 increase to

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Income Taxes — (Continued)

stockholders’ equity relates to errors identified in our consolidated financial statements for the years ended December 31, 2003 and 2004 related to accounting for income taxes in Nextel Mexico.

	Year Ended	Year Ended
	December 31, 2006	December 31, 2005
	(in thousands)

Increase to stockholders’ equity	$24,573	$69,228
Reduction to income tax provision	—	1,240

Total	$24,573	$70,468

As of December 31, 2006, Nextel Brazil, Nextel Chile, Nextel Peru and Nextel Mexico have $396.3 million, $5.8 million, $2.0 million and $3.8 million of deferred tax asset valuation allowances, respectively. In addition, our U.S. operations have $36.5 million of deferred tax asset valuation allowance as of December 31, 2006. Of the total $444.4 million consolidated deferred tax asset valuation allowance as of December 31, 2006, $357.9 million existed as of our emergence from Chapter 11 reorganization and therefore, any future decreases in this amount will be recorded in accordance with SOP 90-7 as an increase to paid-in capital. In addition, $36.5 million relates to the tax benefit of employee stock option exercises and, if realized, will result in an increase to paid-in capital.

Realization of any additional deferred tax assets in any of our markets depends on future profitability in these markets. Our ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, technology trends, political uncertainties, competitive pressures and other factors beyond management’s control. If our operations demonstrate profitability, we may reverse additional deferred tax asset valuation allowances by jurisdiction in the future. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our foreign and U.S. companies throughout 2007 to determine the appropriate level of valuation allowance.

In 1998, Nextel Peru entered into a 10-year tax stability agreement with the Peruvian government that suspends its net operating loss carryforwards from expiring until Nextel Peru generates taxable income. Once Nextel Peru generates taxable income, Nextel Peru has four years to utilize those tax loss carryforwards and any taxable income in excess of the tax loss carryforwards will be taxed at 30%. During both 2005 and 2006, Nextel Peru generated taxable income and utilized a portion of the tax loss carryforwards. The remaining tax loss carryforwards in Peru will expire on December 31, 2008 if not used by that date. At this time, we believe it is more likely than not that these tax loss carryforwards will be fully utilized prior to their expiration.

In December 2004, the Mexican government enacted tax legislation, effective January 1, 2005, which reduced the corporate tax rate to 30% for 2005 and 29% for 2006 and will further reduce the corporate tax rate to 28% for 2007. As a result, we recorded a $3.4 million increase to our income tax provision for the year ended December 31, 2004 reflecting the impact of these rate changes on our net deferred tax assets.

We are subject to income taxes in both the United States and the non-U.S. jurisdictions in which we operate. Certain of our entities are under examination by the relevant taxing authorities for various tax years. We regularly assess the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. We have established tax reserves, which we believe to be adequate in relation to the potential for additional assessments. Once established, we adjust the reserves only when there is more information available or when an event occurs necessitating a change to the reserves. While we believe that the amount of the tax estimates is reasonable, it is possible that the ultimate outcome of current or future examinations may exceed current reserves in amounts that could be material.

During 2004, Nextel Mexico amended its Mexican Federal income tax returns in order to reverse a benefit previously claimed for a disputed provision of the Federal income tax law covering deductions and gains from the

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Income Taxes — (Continued)

sale of property. We filed the amended returns in order to avoid potential penalties and we also filed administrative petitions seeking clarification of our right to the tax benefits claimed on the original income tax returns. The tax authorities constructively denied our administrative petitions in January 2005 and in May 2005 we filed an annulment suit challenging the constructive denial. Resolution of the annulment suit is still pending. Based on an opinion by our independent legal counsel in Mexico, we believe it is probable that we will recover this amount. Our consolidated balance sheet as of December 31, 2006 includes a $16.0 million income tax receivable regarding this matter, which is the benefit reflected in our income tax provisions in prior years.

13.	Employee Stock and Benefit Plans

As of December 31, 2006, we had the following share-based compensation plans:

Under our Revised Third Amended Joint Plan of Reorganization, on November 12, 2002, we adopted the 2002 Management Incentive Plan for the benefit of our employees and directors. Although there are 144,095 stock options outstanding under the 2002 Management Incentive Plan as of December 31, 2006, no additional awards will be granted under the Plan. We adopted the 2004 Incentive Compensation Plan in April 2004. The 2004 Incentive Compensation Plan provides us the opportunity to compensate selected employees with stock options, stock appreciation rights (SAR), stock awards, performance share awards, incentive awards and/or stock units. Through December 31, 2006, we have not granted any SARs, performance share awards, incentive awards or stock units. The 2004 Incentive Compensation Plan provides equity and equity-related incentives to directors, officers or key employees of and consultants to our company up to a maximum of 39,600,000 shares of common stock, subject to adjustments. A stock option entitles the optionee to purchase shares of common stock from us at the specified exercise price. A SAR entitles the holder to receive the excess of the fair market value of each share of common stock encompassed by such SARs over the initial value of such share as determined on the date of grant. Stock awards consist of awards of common stock, subject to certain restrictions specified in the 2004 Incentive Compensation Plan. An award of performance shares entitles the participant to receive cash, shares of common stock, stock units or a combination thereof if certain requirements are satisfied. An incentive award is a cash-denominated award that entitles the participant to receive a payment in cash or common stock, stock units, or a combination thereof. Stock units are awards stated with reference to a specified number of shares of common stock that entitle the holder to receive a payment for each stock unit equal to the fair market value of a share of common stock on the date of payment. All grants or awards made under the 2004 Incentive Compensation Plan are governed by written agreements between us and the participants and have a maximum contractual term of ten years. We issue new shares when both stock options and stock awards are exercised.

Generally, our Board of Directors grants stock options and other equity awards to employees on an annual basis to coincide with our Annual Meeting of Shareholders. On April 26, 2006, our Board of Directors granted 2.9 million stock options and 519,000 restricted shares to certain of our employees and directors. In addition, our chief executive officer may grant, under authority delegated to him by the Compensation Committee of our Board of Directors, a limited number of stock options (not to exceed 10,000 shares in any single grant and 100,000 shares in the aggregate) to employees who are not executive officers.

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

We adopted SFAS 123R effective January 1, 2006. The following table illustrates the effect on net income and net income per common share if we had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, to employee share-based payments in 2005 and 2004:

	Year Ended December 31,
	2005	2004
	(in thousands, except per share data)

Net income, as reported	$174,781	$57,289
Add:
Stock-based employee compensation expense included in reported net income, net of related tax
Effects	3,193	2,367
Deduct:
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(13,612)	(7,140)

Pro forma net income	$164,362	$52,516

Net income per common share:
Basic — as reported	$1.19	$0.41

Basic — pro forma	$1.12	$0.38

Diluted — as reported	$1.06	$0.40

Diluted — pro forma	$1.01	$0.36

We used the modified prospective transition method to adopt SFAS 123R and therefore have not restated our prior periods results. Under this transition method, share-based payment expense for the year ended December 31, 2006 includes compensation expense for all share-based payment awards granted prior to, but not fully vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Share-based payment expense for all share-based payment awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. We recognize these compensation costs net of a forfeiture rate for only those shares expected to vest on a straight-line basis over the requisite service period of the award. Our stock options generally vest twenty-five percent per year over a four-year period, and our restricted shares generally vest in full on the third and/or fourth anniversaries of the grant. The estimated forfeiture rate for awards granted during the year ended December 31, 2005 was 1%. We estimated the forfeiture rate based on our historical experience during the preceding three fiscal years. We used actual forfeitures to calculate our compensation expense for the year ended December 31, 2006.

For the year ended December 31, 2006, the impact of adopting SFAS 123R on operating income and income before income taxes was $34.0 million ($28.3 million, after tax). We include substantially all share-based payment expense, including restricted stock expense, as a component of selling, general and administrative expenses. For the year ended December 31, 2006, the impact of the share-based payment expense reduced our basic earnings per share by $0.18 and our diluted earnings per share by $0.15. In addition, prior to the adoption of SFAS 123R, we presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, we classify tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based awards as financing cash flows. Because we do not view share-

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Employee Stock and Benefit Plans — (Continued)

based compensation as an important element of operational performance, we recognize share-based payment expense at the corporate level and exclude it when evaluating the business performance of our segments. As of December 31, 2006, there was approximately $92.1 million in unrecognized compensation cost related to non-vested employee stock option awards. We expect this cost to be recognized over a four year period and a weighted average period of approximately 1.77 years.

Stock Option Awards

The following table summarizes stock option activity under all plans:

		Weighted Average
	Number of	Exercise Price
	Options	per Option

Outstanding, January 1, 2004	7,245,360	$0.63
Granted	5,370,400	18.93
Exercised	(1,894,996)	0.59
Forfeited	(183,660)	11.60

Outstanding, December 31, 2004	10,537,104	9.77
Granted	7,019,500	26.48
Exercised	(5,850,381)	4.08
Forfeited	(436,004)	20.99

Outstanding, December 31, 2005	11,270,219	22.70
Granted	3,313,900	59.89
Exercised	(2,802,067)	19.77
Forfeited	(675,152)	33.37

Outstanding, December 31, 2006	11,106,900	33.96

Exercisable, December 31, 2004	3,897,214	0.49

Exercisable, December 31, 2005	619,769	6.03

Exercisable, December 31, 2006	837,775	20.39

Following is a summary of the status of employee stock options outstanding and exercisable as of December 31, 2006:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted	Weighted
		Average	Average	Aggregate		Average	Average	Aggregate
Exercise Price or		Remaining	Exercise	Intrinsic		Remaining	Exercise	Intrinsic
Range	Shares	Life	Price	Value	Shares	Life	Price	Value

$0.41 - 0.42	71,695	5.87 years	$0.42	$4,590,158	71,695	5.87 years	$0.42	$4,590,158
4.31 - 16.76	72,400	6.89 years	13.05	3,720,453	37,400	6.61 years	9.66	2,048,953
17.67 - 25.12	2,666,888	7.33 years	18.99	121,220,737	357,638	7.35 years	18.98	16,258,028
26.20 - 52.97	5,312,417	8.36 years	27.08	198,465,097	371,042	8.34 years	26.68	14,010,967
53.46 - 65.20	2,983,500	9.35 years	60.90	10,597,570	—	—	—	—

	11,106,900			$338,594,015	837,775			$36,908,106

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Employee Stock and Benefit Plans — (Continued)

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the three months ended December 31, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the fair market value of our common stock. Total intrinsic value of options exercised for the year ended December 31, 2006 was $112.0 million. The total fair value of options vested was $22.5 million for the year ended December 31, 2006. Generally, our stock options are non-transferable, except by will or laws of descent or distribution, and the actual value of the stock options that a recipient may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price.

The weighted average fair value of the stock option awards on their grant dates using the Black-Scholes-Merton option-pricing model was $22.28 for the year ended December 31, 2006, $7.90 for the year ended December 31, 2005 and $7.49 for the year ended December 31, 2004 based on the following assumptions:

	2006	2005	2004

Risk free interest rate	4.73% - 5.10%	3.70% - 4.49%	3.10%
Expected stock price volatility	31.0% - 38.5%	30.5% - 45.0%	45.0%
Expected term in years	4.00 - 4.75	4.00	4.00
Expected dividend yield	0.00%	0.00%	0.00%

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

Restricted Stock Awards

Following is a summary of the status of our non-vested restricted stock awards:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	Per Share

Non-vested restricted stock awards as of January 1, 2004	—	$—
Granted	859,000	18.97
Vested	—	—
Forfeited	—	—

Non-vested restricted stock awards as of December 31, 2004	859,000	18.97
Granted	5,000	45.80
Vested	—	—
Forfeited	—	—

Non-vested restricted stock awards as of December 31, 2005	864,000	19.13
Granted	632,000	52.77
Vested	—	—
Forfeited	(73,000)	40.59

Non-vested restricted stock awards as of December 31, 2006	1,423,000	32.97

If a participant terminates employment prior to the vesting dates, the unvested shares will be forfeited and available for reissuance under the terms of the 2004 Incentive Compensation Plan. The fair value of our restricted stock awards is determined based on the quoted price of our common stock at the grant date. As of December 31, 2006, there was approximately $28.9 million in unrecognized compensation cost related to non-vested restricted stock awards. We expect this cost to be recognized over a weighted average period of approximately 1.71 years.

Nextel Mexico Pension Plan.  We have a pension plan which is administered in accordance with local laws and income tax regulations. As of December 31, 2006 and 2005, we had accrued pension costs of $8.4 million and $6.9 million, respectively. We do not expect contributions to this plan to be material in 2007 or thereafter.

14.  Related Party Transactions

Transactions with Nextel Communications, Inc.

Following Nextel Communications’ sale of 18,000,000 shares of our common stock on November 13, 2003, Nextel Communications owned 24,712,128 shares of our common stock, either directly or indirectly, which represented approximately 17.7% of our issued and outstanding shares of common stock as of December 31, 2004.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.  Related Party Transactions — (Continued)

Following Nextel Communications’ sale of 10,000,000 shares of our common stock on September 7, 2005, Nextel Communications owned 14,712,128 shares of our common stock, either directly or indirectly, which represented approximately 9.7% and 9.1% of our issued and outstanding shares of common stock as of December 31, 2005 and 2006, respectively.

On January 5, 2007, Nextel Communications sold all of its remaining shares of our common stock. As a result, we no longer consider Nextel Communications to be a related party.

The following are descriptions of significant transactions consummated with Nextel Communications on November 12, 2002 under our confirmed plan of reorganization.

New Spectrum Use and Build-Out Agreement

On November 12, 2002, we and Nextel Communications entered into a new spectrum use and build-out agreement. Under this agreement, certain of our subsidiaries committed to complete the construction of our network in the Baja region of Mexico, in exchange for cash proceeds from Nextel Communications of $50.0 million, of which $25.0 million was received in each of 2002 and 2003. We recorded the $50.0 million as deferred revenues, and we are recognizing the revenue ratably over 15.5 years, the then remaining useful life of our licenses in Tijuana. As of December 31, 2006 and 2005, we had recorded $39.2 million and $42.5 million, respectively, of deferred revenues related to this agreement, of which $36.0 million and $39.3 million are classified as long-term, respectively. During each of the years ended December 31, 2006, 2005 and 2004, we recognized $3.2 million in revenues related to this arrangement.

Third Amended and Restated Trademark License Agreement with Nextel Communications, Inc.

On November 12, 2002, we entered into a third amended and restated trademark license agreement with Nextel Communications, which superseded a previous trademark license agreement. Under the new agreement, Nextel Communications granted to us an exclusive, royalty-free license to use within Latin America, excluding Puerto Rico, certain trademarks, including but not limited to the mark “Nextel.” The license agreement continues indefinitely unless terminated by Nextel Communications upon 60 days notice if we commit any one of several specified defaults and fail to cure the default within a 60 day period. As of December 31, 2004, the net carrying value of the trademark was fully exhausted as the result of the reversal of valuation allowances related to deferred tax assets generated subsequent to our reorganization. Under a separate agreement, until the sooner of November 12, 2007 or the termination of the new agreement, Nextel Communications agreed not to offer iDEN service in Latin America, other than in Puerto Rico, and we agreed not to offer iDEN service in the United States.

The total receivable due from Nextel Communications, which represents roaming charges that we billed to Nextel Communications for their customers’ use of our digital mobile networks in our markets and is included in accounts receivable on our consolidated balance sheet, and total payable due to Nextel Communications, which is included in accrued expenses and other on our consolidated balance sheet are as follows:

	December 31,
	2006	2005
	(in thousands)

Due from Nextel Communications	$4,376	$4,196
Due to Nextel Communications	317	1,442

15.	Segment Information

We have determined that our reportable segments are those that are based on our method of internal reporting, which disaggregates our business by geographical location. Our reportable segments are: (1) Mexico,

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Segment Information — (Continued)

(2) Brazil, (3) Argentina and (4) Peru. The operations of all other businesses that fall below the segment reporting thresholds are included in the “Corporate and other” segment below. This segment includes our Chilean operating companies, our corporate operations in the U.S. and our Cayman entity that issued our senior secured discount notes. We evaluate performance of these segments and provide resources to them based on operating income before depreciation and amortization and impairment, restructuring and other charges, which we refer to as segment earnings. Because we do not view share-based compensation as an important element of operational performance, we recognize share-based payment expense at the corporate level and exclude it when evaluating the business performance of our segments. We charged management fees of $47.9 million, $68.1 million and $37.8 million to Nextel Mexico during the years ended December 31, 2006, 2005 and 2004, respectively. The segment information below does not reflect these management fees because the amounts of these fees are not provided to or used by our chief operating decision maker in making operating decisions related to these segments.

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated
	(in thousands)
Year Ended December 31, 2006
Service and other revenues	$1,319,371	$500,315	$320,664	$137,924	$2,425	$(777)	$2,279,922
Digital handset and accessory revenues	21,926	36,673	24,370	8,449	—	—	91,418

Operating revenues	$1,341,297	$536,988	$345,034	$146,373	$2,425	$(777)	$2,371,340

Segment earnings (losses)	$530,684	$115,144	$98,996	$26,078	$(108,911)	$—	$661,991
Depreciation and amortization	(105,867)	(59,199)	(20,141)	(12,927)	(4,481)	393	(202,222)

Operating income (loss)	424,817	55,945	78,855	13,151	(113,392)	393	459,769
Interest expense, net	(38,424)	(23,961)	(2,330)	(145)	(24,613)	94	(89,379)
Interest income	32,377	3,490	2,509	1,070	11,705	(94)	51,057
Foreign currency transaction gains (losses), net	3,957	(387)	(18)	106	(101)	—	3,557
Debt conversion expense	—	—	—	—	(5,070)	—	(5,070)
Other (expense) income, net	(3,173)	(1,876)	329	2	(1,282)	—	(6,000)

Income (loss) before income tax	$419,554	$33,211	$79,345	$14,184	$(132,753)	$393	$413,934

Capital expenditures	$308,254	$201,828	$61,718	$37,575	$18,050	$—	$627,425

Year Ended December 31, 2005
Service and other revenues	$986,936	$321,655	$248,262	$108,544	$1,886	$(670)	$1,666,613
Digital handset and accessory revenues	26,384	25,875	21,310	5,657	—	—	79,226

Operating revenues	$1,013,320	$347,530	$269,572	$114,201	$1,886	$(670)	$1,745,839

Segment earnings (losses)	$399,698	$44,191	$70,832	$26,371	$(56,331)	$—	$484,761
Depreciation and amortization	(69,300)	(31,768)	(16,460)	(8,718)	(4,279)	393	(130,132)

Operating income (loss)	330,398	12,423	54,372	17,653	(60,610)	393	354,629
Interest expense, net	(28,670)	(18,113)	(5,407)	(152)	(20,202)	74	(72,470)
Interest income	22,465	1,941	661	880	6,738	(74)	32,611
Foreign currency transaction gains, net	2,602	225	500	20	10	—	3,357
Debt conversion expense	—	—	—	—	(8,930)	—	(8,930)
Other expense, net	(4,167)	(3,817)	(33)	(11)	(593)	—	(8,621)

Income (loss) before income tax	$322,628	$(7,341)	$50,093	$18,390	$(83,587)	$393	$300,576

Capital expenditures	$208,286	$150,159	$52,562	$25,152	$33,707	$—	$469,866

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. Segment Information — (Continued)
					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated
	(in thousands)
Year Ended December 31, 2004
Service and other revenues	$749,923	$192,830	$177,658	$93,328	$1,574	$(476)	$1,214,837
Digital handset and accessory revenues	26,002	19,186	17,141	2,742	—	—	65,071

Operating revenues	$775,925	$212,016	$194,799	$96,070	$1,574	$(476)	$1,279,908

Segment earnings (losses)	$324,250	$13,531	$42,096	$19,852	$(50,991)	$—	$348,738
Depreciation and amortization	(67,322)	(13,081)	(11,512)	(5,795)	(1,080)	415	(98,375)

Operating income (loss)	256,928	450	30,584	14,057	(52,071)	415	250,363
Interest expense, net	(18,902)	(12,054)	(3,161)	(188)	(20,950)	142	(55,113)
Interest income	3,648	2,733	416	2,707	3,335	(142)	12,697
Foreign currency transaction gains (losses), net	8,613	575	(266)	273	15	—	9,210
Loss on extinguishment of debt	—	—	—	—	(79,327)	—	(79,327)
Other (expense) income, net	(576)	(1,819)	184	483	(449)	(143)	(2,320)

Income (loss) before income tax	$249,711	$(10,115)	$27,757	$17,332	$(149,447)	$272	$135,510

Capital expenditures	$101,682	$72,370	$53,174	$20,255	$2,424	$(143)	$249,762

December 31, 2006
Property, plant and equipment, net	$690,573	$415,577	$152,818	$83,920	$46,822	$(560)	$1,389,150

Identifiable assets	$1,978,469	$637,230	$322,813	$171,871	$187,855	$(560)	$3,297,678

December 31, 2005
Property, plant and equipment, net	$486,841	$247,222	$110,836	$59,388	$33,187	$(953)	$936,521

Identifiable assets	$1,459,298	$401,013	$274,397	$148,429	$338,780	$(953)	$2,620,964

16.	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	(in thousands, except per share amounts)

2006
Operating revenues	$528,271	$556,429	$615,586	$671,054
Operating income	112,109	111,587	105,615	130,458
Net income	64,998	55,903	65,688	107,901
Net income, per common share, basic	$0.43	$0.36	$0.43	$0.69

Net income, per common share, diluted	$0.38	$0.32	$0.38	$0.60

	First	Second	Third	Fourth
	(in thousands, except per share amounts)

2005
Operating revenues	$370,207	$410,656	$452,365	$512,611
Operating income	74,207	88,741	94,435	97,246
Net income	45,038	30,512	49,842	49,389
Net income, per common share, basic	$0.32	$0.21	$0.33	$0.33

Net income, per common share, diluted	$0.28	$0.20	$0.30	$0.29

Significant events that occurred during the fourth quarter of 2006 are described in Notes 3, 7 and 9.

See Note 1 for information regarding out-of-period adjustments recorded in the fourth quarter of 2006.

16.	Quarterly Financial Data (Unaudited) — (Continued)

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

17.	Subsequent Event

On January 12, 2007, Nextel Brazil renewed 11,900 SMR channels of its 800 MHz spectrum licenses with Brazil’s telecommunications regulatory agency, which is known as Anatel, for a term of 15 years, which begins from the respective expiration of each license. Nextel Brazil paid a total cost of $13.0 million to Anatel in connection with this renewal, which will be amortized over the remaining license renewal period.

NII HOLDINGS, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Charged to	Deductions	Balance at
	Beginning of	Costs and	and Other	End of
	Period	Expenses	Adjustments(1)	Period

Year Ended December 31, 2006
Allowance for doubtful accounts	$11,677	$30,327	$(26,076)	$15,928

Valuation allowance for deferred tax assets	$417,341	$5,258	$21,794	$444,393

Year Ended December 31, 2005
Allowance for doubtful accounts	$8,145	$19,751	$(16,219)	$11,677

Valuation allowance for deferred tax assets	$365,136	$21,179	$31,026	$417,341

Year Ended December 31, 2004(2)
Allowance for doubtful accounts	$9,020	$13,041	$(13,916)	$8,145

Valuation allowance for deferred tax assets	$374,879	$124,398	$(134,141)	$365,136

(1)	Includes the impact of foreign currency translation adjustments.

(2)	Effective January 1, 2004, we changed our method of accounting for the financial results of our foreign companies from a one-month lag reporting policy to a current period basis, consistent with our fiscal reporting period.

EXHIBIT INDEX

For periods before December 21, 2001, references to NII Holdings, Inc. refer to Nextel International, Inc. the former name of NII Holdings. All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by NII Holdings, file number 0-32421, unless otherwise indicated.

Exhibit
Number	Exhibit Description

2.1	Revised Third Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code for NII Holdings and NII Holdings (Delaware), Inc. (incorporated by reference to Exhibit 2.1 to NII Holdings’ Form 8-K, filed on November 12, 2002).
3.1	Restated Certificate of Incorporation of NII Holdings, Inc., as amended (filed herewith).
3.2	Amended and Restated Bylaws of NII Holdings (incorporated by reference to Exhibit 3.2 to NII Holdings’ Form 10-K, filed on March 12, 2004).
4.1	Form of Indenture governing our 2.875% convertible notes due 2034, dated as of January 30, 2004, by and between NII Holdings and Wilmington Trust Company, as Indenture Trustee (incorporated by reference to Exhibit 4.5 to NII Holdings’ Form 10-K, filed on March 12, 2004).
4.2	Indenture governing our 2.75% convertible notes due 2025, dated as of August 15, 2005, by and between NII Holdings and Wilmington Trust Company, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to NII Holdings’ Form 10-Q, filed on November 9, 2005).
10.1	Subscriber Unit Purchase Agreement, dated as of January 1, 2005, by and between NII Holdings and Motorola, Inc. (incorporated by reference to Exhibit 10.1 to NII Holdings’ Form 10-K, filed on March 22, 2006) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).
10.2	Amendment Number One to the Subscriber Unit Purchase Agreement for NII Holdings, Inc., dated as of December 12, 2005, between NII Holdings and Motorola, Inc. (incorporated by reference to Exhibit 10.20 to NII Holdings’ Form 10-K, filed on March 22, 2006) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).
10.3	Amendment Number Three to the Subscriber Unit Purchase Agreement, dated September 28, 2006, by and between NII Holdings and Motorola, Inc. (incorporated by reference to Exhibit 10.1 to NII Holdings’ Form 10-Q, filed on November 6, 2006) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).
10.4	Amendment 003 to iDEN Subscriber Supply Agreement, dated December 10, 2001, between NII Holdings and Motorola, Inc. (incorporated by reference to Exhibit 10.51 to NII Holdings’ Form 10-K, filed on March 29, 2002).
10.5	Form of iDEN Installation Services Agreement, dated August 14, 2000 by and between NII Holdings, Motorola, Inc. and each of Nextel, Telecomunicações Ltda., Nextel Argentina S.R.L., Nextel de Mexico, S.A. de C.V., Nextel del Peru, S.A. and Nextel Communications Philippines, Inc. (incorporated by reference to Exhibit 10.1 to NII Holdings’ Form 8-K, filed on December 22, 2000).
10.6	Form of Amendment 001 to iDEN Infrastructure Installation Services Agreement, dated as of January 1, 2005, by and between NII Holdings, Motorola, Inc. and each of Nextel Argentina, S.A., Nextel Telecomunicacoes, Ltda., Communicaciones Nextel de Mexico, S.A. de C.V. and Nextel del Peru, S.A. (incorporated by reference to Exhibit 10.4 to NII Holdings’ Form 10-K, filed on March 22, 2006).
10.7	Form of iDEN Infrastructure Equipment Supply Agreement dated August 14, 2000 by and between NII Holdings, Motorola, Inc. and each of Nextel Telecommunicacoes Ltda., Nextel Argentina S.R.L., Nextel de Mexico, S.A. de C.V., Nextel del Peru, S.A. and Nextel Communications Philippines, Inc. (incorporated by reference to Exhibit 10.2 to NII Holdings’ Form 8-K, filed on December 22, 2000).
10.8	Amendment 003 to iDEN Infrastructure Equipment Supply Agreement, dated December 7, 2001, between NII Holdings, Motorola, Inc., Nextel Argentina, S.A., Nextel Telecomunicações Ltda., Comunicaciones Nextel de México, S.A. de C.V., Nextel del Peru S.A. and Nextel Communications Philippines, Inc. (incorporated by reference to Exhibit 10.48 to NII Holdings’ Form 10-K, filed on March 29, 2002).
10.9	Form of Amendment 005 to iDEN Infrastructure Supply Agreement, dated as of December 15, 2004, between NII Holdings, Motorola, Inc. and each of Nextel Telecommunicacoes Ltda., Nextel Argentina S.R.L., Comunicaciones Nextel de Mexico, S.A. de C.V. and Nextel del Peru, S.A. (incorporated by reference to Exhibit 10.11 to NII Holdings’ Form 10-K, filed on March 31, 2005).

Exhibit
Number		Exhibit Description

10.10		Form of Amendment 006 to the iDEN Infrastructure Equipment Supply Agreement, dated as of January 1, 2005, between NII Holdings, Motorola, Inc. and each of Nextel Communications Argentina, S.A., Nextel Telecomunicacoes Ltda., Communicaciones Nextel de Mexico, S.A. de C.V. and Nextel del Peru, S.A. (incorporated by reference to Exhibit 10.9 to NII Holdings’ Form 10-K, filed on March 22, 2006) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).
10.11		Form of Amendment 007A to the iDEN Infrastructure Equipment Supply Agreement, dated September 28, 2006, between NII Holdings, Motorola, Inc. and each of Nextel Communications Argentina, S.A., Nextel Telecomunicacoes, Ltda., Centennial Cayman Corp. Chile, S.A., Comunicaciones Nextel de Mexico, S.A. de C.V. and Nextel del Peru, S.A. (incorporated by reference to Exhibit 10.2 to NII Holdings’ Form 10-Q, filed on November 6, 2006) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).
10.12		Amended and Restated Credit Agreement, dated as of June 27, 2006, by and among Communicaciones Nextel de Mexico, S.A. de C.V., the financial institutions thereto, as lenders, Citibank, N.A., Citigroup Global Markets, Inc. and Scotiabank Inverlat, S.A. (incorporated by reference to Exhibit 10.1 to NII Holdings’ Form 10-Q, filed on August 7, 2006).
10.13		Third Amended and Restated Trademark License Agreement, dated as of November 12, 2002, between Nextel Communications, Inc. and NII Holdings (incorporated by reference to Exhibit 10.12 to NII Holdings’ Form S-1, File No. 333-102077, filed on December 20, 2002).
10	.14*	Management Incentive Plan, dated as of November 12, 2002 (incorporated by reference to Exhibit 99.1 to NII Holdings’ Registration Statement on Form S-8, filed on November 12, 2002).
10.15		Spectrum Use and Build Out Agreement, dated as of November 12, 2002 (incorporated by reference to Exhibit 10.22 to NII Holdings’ Form 10-K, filed on March 27, 2003).
10.16		Form of Registration Rights Agreement related to our 2.875% convertible notes due 2034, dated as of January 27, 2004, by and between NII Holdings and Banc of America Securities LLC as the initial purchaser (incorporated by reference to Exhibit 10.24 to NII Holdings’ Form 10-K, filed on March 12, 2004).
10.17		Registration Rights Agreement related to our 2.75% convertible notes due 2025, dated as of August 15, 2005, by and between NII Holdings, and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.2 to NII Holdings’ Form 10-Q, filed on November 9, 2005).
10	.18*	Form of NII Holdings Change of Control Severance Plan (incorporated by reference to Exhibit 10.26 to NII Holdings’ Form 10-K, filed on March 12, 2004).
10	.19*	2004 Incentive Compensation Plan (incorporated by reference to Exhibit 4.1 to NII Holdings’ Form S-8, File No. 333-117394, filed on July 15, 2004).
10	.20*	Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to NII Holdings’ Form 8-K, filed on May 2, 2006).
10	.21*	Form of Executive Officer Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to NII Holdings’ Form 8-K, filed on May 2, 2006).
10	.22*	Form of Non-employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to NII Holdings’ Form 8-K, filed on May 2, 2006).
10	.23*	Form of Non-employee Director Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 to NII Holdings’ Form 8-K, filed on May 2, 2006).
12.1		Ratio of Earnings to Fixed Charges (filed herewith).
14.1		Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to NII Holdings’ Form 10-K, filed on March 12, 2004).
21.1		Subsidiaries of NII Holdings’ (filed herewith).
23.1		Consent of PricewaterhouseCoopers LLP (filed herewith).
31.1		Statement of Chief Executive Officer Pursuant to Rule 13a-14(a) (filed herewith).
31.2		Statement of Chief Financial Officer Pursuant to Rule 13a-14(a) (filed herewith).
32.1		Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith).
32.2		Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith).

*	Indicates Management Compensatory Plan.