Form 10-Q
period 2007-03-31
NII HOLDINGS INC
filed 2007-05-07
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-32421

NII HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1671412
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10700 Parkridge Boulevard, Suite 600 Reston, Virginia	20191
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on May 1, 2007

Common Stock, $0.001 par value per share	163,599,072

NII HOLDINGS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
Unaudited

	March 31,	December 31,
	2007	2006

ASSETS
Current assets
Cash and cash equivalents	$593,075	$708,591
Accounts receivable, less allowance for doubtful accounts of $16,886 and $15,928	318,240	298,470
Handset and accessory inventory	105,837	70,247
Deferred income taxes, net	55,156	60,450
Prepaid expenses and other	106,186	71,376

Total current assets	1,178,494	1,209,134
Property, plant and equipment, net of accumulated depreciation of $539,215 and $474,520	1,492,814	1,389,150
Intangible assets, net	376,417	369,196
Deferred income taxes, net	173,478	186,867
Other assets	172,704	143,331

Total assets	$3,393,907	$3,297,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$95,013	$107,687
Accrued expenses and other	342,857	342,465
Deferred revenues	87,986	83,952
Accrued interest	7,079	11,703
Current portion of long-term debt	23,563	23,294

Total current liabilities	556,498	569,101
Long-term debt	1,143,266	1,134,387
Deferred revenues	35,350	36,156
Deferred credits	106,309	110,033
Other long-term liabilities	99,476	101,521

Total liabilities	1,940,899	1,951,198

Commitments and contingencies (Note 5)
Stockholders’ equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized, no shares issued or outstanding — 2007 and 2006	—	—
Common stock, par value $0.001, 600,000 shares authorized — 2007 and 2006, 162,199 shares issued and outstanding — 2007, 161,814 shares issued and outstanding — 2006	162	162
Paid-in capital	755,489	723,644
Retained earnings	709,545	630,538
Accumulated other comprehensive loss	(12,188)	(7,864)

Total stockholders’ equity	1,453,008	1,346,480

Total liabilities and stockholders’ equity	$3,393,907	$3,297,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)
Unaudited

	Three Months Ended March 31,
	2007	2006

Operating revenues
Service and other revenues	$690,683	$505,956
Digital handset and accessory revenues	22,924	22,315

	713,607	528,271

Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	188,895	134,350
Cost of digital handset and accessory sales	91,083	69,801
Selling, general and administrative	225,142	170,536
Depreciation	65,364	40,210
Amortization	1,644	1,264

	572,128	416,161

Operating income	141,479	112,110

Other income (expense)
Interest expense, net	(24,329)	(21,415)
Interest income	11,370	12,601
Foreign currency transaction losses, net	(3,532)	(1,141)
Other income (expense), net	1,827	(2,364)

	(14,664)	(12,319)

Income before income tax provision	126,815	99,791
Income tax provision	(42,651)	(34,793)

Net income	$84,164	$64,998

Net income, per common share, basic	$0.52	$0.43

Net income, per common share, diluted	$0.47	$0.38

Weighted average number of common shares outstanding, basic	161,870	152,166

Weighted average number of common shares outstanding, diluted	185,868	182,876

Comprehensive income, net of income taxes
Foreign currency translation adjustment	$(4,915)	$1,823
Reclassification for losses on derivatives included in other income (expense), net	385	1,059
Unrealized gains on derivatives, net	206	242

Other comprehensive (loss) income	(4,324)	3,124
Net income	84,164	64,998

Total comprehensive income	$79,840	$68,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2007
(in thousands)
Unaudited

					Accumulated
					Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

Balance, January 1, 2007	161,814	$162	$723,644	$630,538	$(7,864)	$1,346,480
Cumulative effect of adopting FIN 48	—	—	—	(5,157)	—	(5,157)
Net income	—	—	—	84,164	—	84,164
Other comprehensive loss	—	—	—	—	(4,324)	(4,324)
Share-based payment expense	—	—	13,048	—	—	13,048
Conversion of 2.75% notes to common stock	—	—	3	—	—	3
Exercise of stock options	385	—	7,492	—	—	7,492
Tax benefit on exercise of stock options	—	—	1,919	—	—	1,919
Tax benefit of prior periods’ stock option exercises	—	—	9,383	—	—	9,383

Balance, March 31, 2007	162,199	$162	$755,489	$709,545	$(12,188)	$1,453,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006
(in thousands)
Unaudited

	2007	2006

Cash flows from operating activities:
Net income	$84,164	$64,998
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt financing costs	1,108	1,163
Depreciation and amortization	67,008	41,474
Provision for losses on accounts receivable	10,114	7,439
Losses on derivative instruments	499	1,492
Foreign currency transaction losses, net	3,532	1,141
Deferred income tax provision	18,042	10,693
Utilization of deferred credit	(1,886)	(2,218)
Share-based payment expense	13,199	6,580
Excess tax benefit from share-based payment	(1,818)	(5,177)
Loss on disposal of property, plant and equipment	750	237
Accretion of asset retirement obligations	1,372	708
Other, net	(231)	601
Change in assets and liabilities:
Accounts receivable, gross	(29,659)	(13,994)
Handset and accessory inventory	(36,170)	(267)
Prepaid expenses and other	(35,079)	(9,917)
Other long-term assets	(27,913)	(16,300)
Accounts payable, accrued expenses and other	(8,503)	(10,196)
Current deferred revenue	4,310	4,387
Other long-term liabilities	1,792	1,697

Net cash provided by operating activities	64,631	84,541

Cash flows from investing activities:
Capital expenditures	(171,997)	(107,792)
Payments for acquisitions, purchases of licenses and other	(13,917)	(886)
Other	751	(93)

Net cash used in investing activities	(185,163)	(108,771)

Cash flows from financing activities:
Proceeds from stock option exercises	7,492	695
Proceeds from tower financing transactions	2,929	410
Repayments under capital leases and tower financing transactions	(1,233)	(1,001)
Excess tax benefit from share-based payment	1,818	5,177

Net cash provided by financing activities	11,006	5,281

Effect of exchange rate changes on cash and cash equivalents	(5,990)	(4,851)

Net decrease in cash and cash equivalents	(115,516)	(23,800)
Cash and cash equivalents, beginning of period	708,591	877,536

Cash and cash equivalents, end of period	$593,075	$853,736

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

You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our 2006 annual report on Form 10-K. You should not expect results of operations for interim periods to be an indication of the results for a full year.

Accumulated Other Comprehensive Loss.  The components of our accumulated other comprehensive loss, net of taxes, are as follows:

	March 31,	December 31,
	2007	2006
	(in thousands)

Cumulative foreign currency translation adjustment	$(9,835)	$(4,920)
Unrealized losses on derivatives	(2,353)	(2,944)

	$(12,188)	$(7,864)

Supplemental Cash Flow Information.

	Three Months Ended March 31,
	2007	2006
	(in thousands)

Capital expenditures
Cash paid for capital expenditures, including capitalized interest	$171,997	$107,792
Changes in capital expenditures accrued and unpaid or financed	(4,475)	21,063

	$167,522	$128,855

Interest costs
Interest expense	$24,329	$21,415
Interest capitalized	1,702	3,166

	$26,031	$24,581

Cash paid for interest, net of amounts capitalized	$22,393	$20,796

Cash paid for income taxes	$29,999	$26,011

For the three months ended March 31, 2007 and 2006, we had $8.7 million and $4.0 million, respectively, in non-cash financing activities related to co-location capital lease obligations on our communication towers. In addition, during the three months ended March 31, 2006, Nextel Brazil financed $4.0 million in software purchased from Motorola, Inc.

Net Income Per Common Share, Basic and Diluted.  Basic net income per common share includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the period. Diluted net income per common share reflects the potential dilution of securities that could participate in our earnings.

As presented for the three months ended March 31, 2007, our calculation of diluted net income per share includes common shares resulting from shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans and our restricted stock, as well as common shares resulting from the potential conversion of our 2.875% convertible notes and our 2.75% convertible notes. As presented for the three months ended March 31, 2006, our calculation of diluted net income per share includes common shares resulting from shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans and our restricted stock, as well as common shares resulting from the potential conversion of our 3.5% convertible notes, our 2.875% convertible notes and our 2.75% convertible notes.

The following tables provide a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our consolidated statements of operations for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(in thousands, except per share data)

Basic net income per share:
Net income	$84,164	161,870	$0.52	$64,998	152,166	$0.43

Effect of dilutive securities:
Stock options	—	4,720		—	4,855
Restricted stock	—	1,020		—	733
Convertible notes, net of capitalized interest and taxes	2,967	18,258		3,629	25,122

Diluted net income per share:
Net income	$87,131	185,868	$0.47	$68,627	182,876	$0.38

Reclassifications.  We have reclassified certain prior year amounts in our unaudited condensed consolidated financial statements to conform to our current year presentation. These reclassifications did not have a material impact on previously reported balances.

New Accounting Pronouncements.  In June 2006, the Financial Accounting Standards Board, or the FASB, ratified the consensus of the Emerging Issues Task Force, or EITF, on Issue 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation),” or EITF 06-3. EITF 06-3 states that a company should disclose its accounting policy (gross or net presentation) regarding presentation of sales and other similar taxes. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. EITF 06-3 is effective for financial reports in interim and annual reporting periods beginning after December 15, 2006. We currently disclose our policy with regard to these types of taxes in our revenue recognition policy; however we do not consider the amounts of taxes included in gross revenues to be significant. Therefore, the adoption of EITF 06-3 did not have a material impact on our consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 clarifies the accounting for uncertainty in income tax positions and is effective beginning January 1, 2007. FIN 48 provides that the financial statement effects of an income tax position can only be recognized when, based on the technical merits, it is “more-likely-than-not” that the position will be sustained upon examination. The cumulative effect of applying the provisions of FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The adoption of

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIN 48 in the first quarter of 2007 resulted in a $5.2 million decrease to our retained earnings. See Note 6 for more information.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that SFAS 159 will have on our consolidated financial statements.

Note 2.	Supplemental Balance Sheet Information

Prepaid Expenses and Other.

The components are as follows:

	March 31,	December 31,
	2007	2006
	(in thousands)

Short-term value added tax receivables	$29,444	$14,813
Advertising	13,755	70
Commissions	12,395	16,164
Insurance	8,001	5,767
General prepaid expenses	7,070	4,337
Local taxes	5,475	4,630
Short-term advances to suppliers	4,355	4,793
Rent	4,009	4,172
Maintenance	3,971	3,112
Insurance claims	3,891	3,193
Other	13,820	10,325

	$106,186	$71,376

In general, Nextel Mexico enters into advertising agreements with various media suppliers and pre-pays for the entire year’s services during the first quarter of each year. These amounts are reflected in the prepaid expense balance for advertising above.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commissions include advance payments made to certain distributors for sales activities in subsequent periods, typically three to four months. These payments are consistent with our strategy of accelerated market expansion, particularly in new cities.

Other Assets.

The components are as follows:

	March 31,	December 31,
	2007	2006
	(in thousands)

Long-term value added tax receivables	$73,929	$66,931
Long-term advances to suppliers	34,845	14,516
Deposits	23,734	20,983
Deferred financing costs	16,093	17,304
Income tax receivable	15,707	15,996
Handsets under operating leases	6,513	5,970
Other	1,883	1,631

	$172,704	$143,331

As of March 31, 2007 and December 31, 2006, the long-term advances to suppliers balance includes $20.8 million and $2.6 million, respectively, related to Nextel Mexico’s agreement with Telmex that was entered into in the first quarter of 2006 under which Nextel Mexico receives interconnection and related services.

Accrued Expenses and Other.

The components are as follows:

	March 31,	December 31,
	2007	2006
	(in thousands)

Capital expenditures	$89,766	$81,839
Network system and information technology	50,950	46,741
Payroll related items and commissions	48,936	55,654
Customer deposits	33,703	31,044
Non-income based taxes	30,212	30,430
Accrued contingencies	23,396	24,369
Income taxes	12,216	16,774
License fees	10,339	10,765
Deferred tax liability	8,232	7,756
Marketing	7,081	5,551
Inventory	5,349	2,236
Professional fees	5,326	4,288
Insurance	3,551	3,163
Other	13,800	21,855

	$342,857	$342,465

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Credits.

The components are as follows:

	March 31,	December 31,
	2007	2006
	(in thousands)

Deferred income tax liability	$87,425	$88,886
Deferred credit from AOL Mexico acquisition	18,884	21,147

	$106,309	$110,033

Other Long-Term Liabilities.

The components are as follows:

	March 31,	December 31,
	2007	2006
	(in thousands)

Accrued contingencies	$52,408	$61,516
Asset retirement obligations	31,230	29,297
Severance plan liability	6,634	6,468
Other	9,204	4,240

	$99,476	$101,521

Note 3.	Intangible Assets

Our intangible assets consist of our licenses, customer base and trade name, all of which have finite useful lives, as follows:

	March 31, 2007			December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)

Amortizable intangible assets:
Licenses	$398,193	$(21,776)	$376,417	$389,526	$(20,330)	$369,196
Customer base	41,693	(41,693)	—	42,401	(42,401)	—
Trade name and other	1,673	(1,673)	—	1,664	(1,664)	—

Total intangible assets	$441,559	$(65,142)	$376,417	$433,591	$(64,395)	$369,196

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based solely on the carrying amount of amortizable intangible assets existing as of March 31, 2007 and current exchange rates, we estimate amortization expense for each of the next five years ending December 31 to be as follows (in thousands):

Estimated
Amortization
Years	Expense

2007	$16,189
2008	29,625
2009	29,625
2010	29,625
2011	29,625

In January 2007, Nextel Brazil renewed 11,900 specialized mobile radio channels of its 800 MHz spectrum licenses with Brazil’s telecommunications regulatory agency, which is known as Anatel, for a term of 15 years, beginning from the respective expiration of each license. In connection with this license renewal, Nextel Brazil paid $13.0 million to Anatel, which will be amortized over the remaining license renewal periods.

Actual amortization expense to be reported in future periods could differ from these estimates as a result of additional acquisitions of intangibles, as well as changes in exchange rates and other relevant factors. During the three months ended March 31, 2007 and 2006, we did not acquire, dispose of or write down any goodwill or intangible assets with indefinite useful lives.

Note 4.	Debt

The components are as follows:

	March 31,	December 31,
	2007	2006
	(in thousands)

2.875% convertible notes due 2034	$300,000	$300,000
2.75% convertible notes due 2025	349,997	350,000
Mexico syndicated loan facility	295,028	297,577
Tower financing obligations	140,837	137,625
Capital lease obligations	70,369	62,669
Brazil spectrum license financing	10,558	9,770
Other	40	40

Total debt	1,166,829	1,157,681
Less: current portion	(23,563)	(23,294)

	$1,143,266	$1,134,387

2.875% Convertible Notes.  For the fiscal quarter ended March 31, 2007, the closing sale price of our common stock exceeded 120% of the conversion price of $26.62 per share for at least 20 trading days in the 30 consecutive trading days ending on March 31, 2007. As a result, the conversion contingency was met and our 2.875% convertible notes are currently convertible into 37.5660 shares of our common stock per $1,000 principal amount of notes, or an aggregate of 11,269,800 common shares, at a conversion price of $26.62 per share.

2.75% Convertible Notes.  For the fiscal quarter ended March 31, 2007, the closing sale price of our common stock exceeded 120% of the conversion price of $50.08 per share for at least 20 trading days in the 30 consecutive trading days ending on March 31, 2007. As a result, the conversion contingency was met and our 2.75% convertible

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

notes are currently convertible into 19.967 shares of our common stock per $1,000 principal amount of notes, or an aggregate of 6,988,390 common shares, at a conversion price of $50.08 per share.

Note 5.	Commitments and Contingencies

Brazilian Contingencies.

Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes and import duties based on the classification of equipment and services. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil’s petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil is also disputing various other claims. Nextel Brazil did not reverse any accrued liabilities related to contingencies during the three months ended March 31, 2007 or 2006.

As of March 31, 2007 and December 31, 2006, Nextel Brazil had accrued liabilities of $26.4 million and $24.7 million, respectively, related to contingencies, all of which were classified in accrued contingencies reported as a component of other long-term liabilities. Of the total accrued liabilities as of March 31, 2007 and December 31, 2006, Nextel Brazil had $19.3 million and $18.0 million in unasserted claims, respectively. We currently estimate the range of reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be between $157.8 million and $161.8 million as of March 31, 2007. We are continuing to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and estimable.

Argentine Contingencies.

Turnover Tax.  The government of the city of Buenos Aires imposes a turnover tax rate of 6% of revenues for cellular companies while maintaining a 3% rate for other telecommunications services. From a regulatory standpoint, we are not considered a cellular company, although, as noted below, the city of Buenos Aires made claims to the effect that the higher turnover tax rate should apply to our services. As a result, until April 2006, Nextel Argentina paid the turnover tax at a rate of 3% and recorded a liability and related expense for the differential between the higher rate applicable to cellular carriers and the 3% rate, plus interest.

In March 2006, Nextel Argentina received an unfavorable decision from the city of Buenos Aires related to the determination of whether it is a cellular company for purposes of this tax. In addition, the city of Buenos Aires confirmed a previously assessed penalty equal to 80% of the principal amount of the additional tax from December 1997 through May 2004. In April 2006, Nextel Argentina decided to pay under protest $18.8 million, which represented the total amount of principal and interest, related to this turnover tax. Nextel Argentina also decided to begin paying the higher tax amount until this issue is settled.

In August 2006, Nextel Argentina filed a lawsuit against the city of Buenos Aires to pursue the reimbursement of the $18.8 million paid under protest in April 2006. Subsequent to this payment, Nextel Argentina paid $4.5 million under protest from April 2006 through December 2006 related to this tax.

In December 2006, the city of Buenos Aires issued new laws, which Nextel Argentina believes support its position that it should be taxed at the general 3% rate and not at the 6% cellular rate. Beginning in January 2007, Nextel Argentina has and will continue to pay the 3% general turnover tax rate and continue with its efforts to obtain reimbursement of amounts previously paid under protest. In addition, in March 2007, Nextel Argentina filed an administrative claim to recover the amounts paid under protest from April 2006 through December 2006.

Similarly, one of the provincial governments in another one of the markets where Nextel Argentina operates also increased their turnover tax rate from 4.55% to 6% of revenues for cellular companies. Consistent with its

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earlier position, Nextel Argentina continues to pay the turnover tax in this province at the existing rate and accrues a liability for the incremental difference in the rate. As of March 31, 2007 and December 31, 2006, Nextel Argentina accrued $5.4 million and $5.1 million, respectively, for local turnover taxes in this province, which are included as components of accrued expenses and other.

Universal Service Tax.  Nextel Argentina is subject to the Universal Service Regulation, which imposes a tax on telecommunications licensees, equal to 1% of telecommunications service revenue minus applicable taxes and specified related costs. The license holder can choose either to pay the resulting amount into a fund for universal service development or to participate directly in offering services to specific geographical areas under an annual plan designed by the federal government. Although the regulations state that this tax would be applicable beginning January 1, 2001, the authorities have not taken the necessary actions to implement the tax. However, a subsequent resolution, issued by the Secretary of Communications in May 2005, prohibits telecommunications operators from itemizing the tax in customer invoices or passing through the tax to customers. In addition, following the Secretary’s instructions, the Argentine CNC ordered Nextel Argentina, among other operators, to reimburse the amounts collected as universal service contributions, plus interest. Nextel Argentina filed administrative and judicial claims against these resolutions. All current legal actions are pending. As of March 31, 2007 and December 31, 2006, the accrual for the liability to customers was $7.0 million and $6.9 million, respectively, which is included as a component of accrued expenses and other.

As of March 31, 2007 and December 31, 2006, Nextel Argentina had accrued liabilities of $30.4 million and $29.4 million, respectively, related primarily to local turnover taxes and local government claims, all of which were classified in accrued contingencies reported as a component of accrued expenses and other.

Legal Proceedings.

We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

Note 6.	Income Taxes

Adoption of FIN 48.  We are subject to income taxes in both the United States and the non-U.S. jurisdictions in which we operate. Certain of our entities are under examination by the relevant taxing authorities for various tax years. The earliest years that remain subject to examination by jurisdiction are: U.S. — 1995; Argentina and Brazil — 2002; Mexico — 1999; and Peru — 2001. We regularly assess the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. As of January 1, 2007, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes.” As a result of the implementation of FIN 48, we accounted for our change in reserve for uncertain tax positions as a $5.2 million decrease to the beginning balance of retained earnings on our condensed consolidated balance sheet.

The following table shows a reconciliation of our total FIN 48 unrecognized tax benefit for the three months ended March 31, 2007 (in thousands):

Unrecognized tax benefits — January 1, 2007	$55,965
Unrecognized tax benefits originating from positions taken during the current period	3,542
Foreign currency translation adjustment	(715)

Unrecognized tax benefits — March 31, 2007	$58,792

The unrecognized tax benefits as of March 31, 2007 include $44.6 million of tax benefits that could potentially reduce our future effective tax rate, if recognized. It also includes $3.0 million related to withholding taxes on intercompany payments that we may recognize in the next 12 months due to the pending expiration of the period of limitation for assessing a tax deficiency related to this position.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We record interest and penalties associated with uncertain tax positions as a component of our income tax provision, and we included $0.2 million of such interest and penalties in our current income tax provision for the three months ended March 31, 2007. Accumulated interest and penalties were $2.9 million at adoption.

Deferred Tax Assets.  We assessed the realizability of our deferred tax assets during the first quarter of 2007, consistent with the methodology we employed for 2006, and determined that the realizability of those deferred assets has not changed. In that assessment, we considered the reversal of existing temporary differences associated with deferred tax assets and liabilities, future taxable income, tax planning strategies and historical and future pre-tax book income (as adjusted for permanent differences between financial and tax accounting items) in order to determine if it is “more likely than not” that the deferred tax asset will be realized. We will continue to evaluate the amount of the necessary valuation allowance for all of our foreign operating companies and our U.S. companies throughout the remainder of 2007.

Mexican Taxes.  During 2004, Nextel Mexico amended its Mexican Federal income tax returns in order to reverse a benefit previously claimed for a disputed provision of the Federal income tax law governing deductions and gains from the sale of property. We filed the amended returns in order to avoid potential penalties, and we also filed administrative petitions seeking clarification of our right to the tax benefits claimed on the original income tax returns. The tax authorities constructively denied our administrative petitions in January 2005. In May 2005, we filed an annulment suit challenging the constructive denial. Resolution of the annulment suit is pending. Based on an opinion by our independent legal counsel in Mexico, we believe it is probable that we will recover this amount. As of March 31, 2007 and December 31, 2006, our consolidated balance sheet includes $15.7 million and $16.0 million in income tax receivables, respectively, which are included as components of other non-current assets. The income tax benefit for this item was related to our income tax provision for the years ended December 31, 2005, 2004 and 2003.

Note 7.	Segment Reporting

We have determined that our reportable segments are those that are based on our method of internal reporting, which disaggregates our business by geographical location. Our reportable segments are: (1) Mexico, (2) Brazil, (3) Argentina and (4) Peru. The operations of all other businesses that fall below the segment reporting thresholds are included in the “Corporate and other” segment below. This segment includes our Chilean operating companies and our corporate operations in the U.S. We evaluate performance of these segments and provide resources to them based on operating income before depreciation and amortization and impairment, restructuring and other charges, which we refer to as segment earnings. Because we do not view share-based compensation as an important element of operational performance, we recognize share-based payment expense at the corporate level and exclude it when evaluating the business performance of our segments. For several years, we have charged a management fee to Nextel Mexico for services rendered by corporate management. For the three months ended March 31, 2007, we reported this management fee as a separate line item in the segment reporting information presented below as these amounts are now regularly provided to our chief operating decision maker. During the three months ended March 31, 2006, we charged Nextel Mexico a management fee of $17.0 million. However, for the three months ended March 31, 2006, the segment information below does not reflect these management fees as a separate line item because these amounts were not provided to or used by our chief operating decision maker in making operating decisions related to this segment.

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated
	(in thousands)

Three Months Ended March 31, 2007
Service and other revenues	$395,120	$163,214	$91,133	$40,935	$565	$(284)	$690,683
Digital handset and accessory revenues	5,060	8,134	6,912	2,818	—	—	22,924

Operating revenues	$400,180	$171,348	$98,045	$43,753	$565	$(284)	$713,607

Segment earnings (losses)	$153,754	$44,748	$31,761	$9,080	$(30,856)	$—	$208,487
Management fee	(9,900)	—	—	—	9,900	—	—
Depreciation and amortization	(33,171)	(19,769)	(7,242)	(5,288)	(1,636)	98	(67,008)

Operating income (loss)	110,683	24,979	24,519	3,792	(22,592)	98	141,479
Interest expense, net	(14,212)	(6,521)	(494)	(37)	(5,463)	2,398	(24,329)
Interest income	7,183	1,305	899	197	4,184	(2,398)	11,370
Foreign currency transaction (losses) gains, net	(4,650)	575	476	44	23	—	(3,532)
Other income (expense), net	2,338	(765)	247	—	7	—	1,827

Income (loss) before income tax	$101,342	$19,573	$25,647	$3,996	$(23,841)	$98	$126,815

Capital expenditures	$92,983	$52,289	$9,929	$10,797	$1,524	$—	$167,522

Three Months Ended March 31, 2006
Service and other revenues	$298,115	$106,690	$70,263	$30,516	$540	$(168)	$505,956
Digital handset and accessory revenues	6,991	8,565	4,907	1,852	—	—	22,315

Operating revenues	$305,106	$115,255	$75,170	$32,368	$540	$(168)	$528,271

Segment earnings (losses)	$123,397	$22,312	$22,534	$6,398	$(21,057)	$—	$153,584
Depreciation and amortization	(20,694)	(12,036)	(5,578)	(2,510)	(754)	98	(41,474)

Operating income (loss)	102,703	10,276	16,956	3,888	(21,811)	98	112,110
Interest expense, net	(9,059)	(5,569)	(515)	(36)	(6,259)	23	(21,415)
Interest income	7,841	735	534	291	3,223	(23)	12,601
Foreign currency transaction (losses) gains, net	(1,351)	(101)	273	41	(3)	—	(1,141)
Other (expense) income, net	(1,486)	(991)	229	—	(116)	—	(2,364)

Income (loss) before income tax	$98,648	$4,350	$17,477	$4,184	$(24,966)	$98	$99,791

Capital expenditures	$73,795	$41,680	$7,894	$4,611	$875	$—	$128,855

March 31, 2007
Property, plant and equipment, net	$737,038	$466,773	$153,442	$89,485	$46,537	$(461)	$1,492,814

Identifiable assets	$1,975,522	$716,481	$349,778	$176,385	$176,202	$(461)	$3,393,907

December 31, 2006
Property, plant and equipment, net	$690,573	$415,577	$152,818	$83,920	$46,822	$(560)	$1,389,150

Identifiable assets	$1,978,469	$637,230	$322,813	$171,871	$187,855	$(560)	$3,297,678

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction	17
Business Overview	17
Digital Handsets in Commercial Service	20
Critical Accounting Policies and Estimates	20
Ratio of Earnings to Fixed Charges	21
Reclassifications	21
Results of Operations	21
a. Consolidated	22
b. Nextel Mexico	26
c. Nextel Brazil	29
d. Nextel Argentina	31
e. Nextel Peru	33
f. Corporate and other	35
Liquidity and Capital Resources	36
Future Capital Needs and Resources	36
Forward Looking Statements	38
Effect of New Accounting Standards	39

Introduction

The following is a discussion and analysis of:

•	our consolidated financial condition and results of operations for the three-month periods ended March 31, 2007 and 2006; and

•	significant factors which we believe could affect our prospective financial condition and results of operation.

You should read this discussion in conjunction with our 2006 annual report on Form 10-K, including but not limited to, the discussion regarding our critical accounting judgments, as described below. Historical results may not indicate future performance. See “Forward Looking Statements” for risks and uncertainties that may impact our future performance.

Business Overview

We provide digital wireless communication services, primarily targeted at meeting the needs of customers who use our services primarily for business purposes, through operating companies located in selected Latin American markets. Our principal operations are in major business centers and related transportation corridors of Mexico, Brazil, Argentina and Peru. In addition, we recently launched our digital services on a limited basis in Santiago, Chile. We also provide analog specialized mobile radio, which we refer to as SMR, services in Mexico, Brazil, Peru and Chile. Our markets are generally characterized by high population densities in major urban and suburban centers, which we refer to as major business centers, and where we believe there is a concentration of the country’s business users and economic activity. We believe that vehicle traffic congestion, low wireline service penetration and the expanded coverage of wireless networks encourage the use of the mobile wireless communications services that we offer in these areas. As of March 31, 2007, our operating companies had a total of 3.73 million digital handsets in commercial service, an increase of 1.03 million from the 2.70 million digital handsets in commercial service as of March 31, 2006.

Our principal objective is to grow our business in selected markets in Latin America by providing differentiated, high value wireless communications services to customers who use our services primarily for business purposes, while improving our profitability and cash flow. Our digital mobile networks support multiple digital wireless services, including:

•	digital mobile telephone service, including advanced calling features such as speakerphone, conference calling, voice-mail, call forwarding and additional line service;

•	Nextel Direct Connect® service, which allows subscribers anywhere on our network to talk to each other instantly, on a “push-to-talk” basis, on a private one-to-one call or on a group call;

•	International Direct Connect® service, together with Sprint Nextel Corporation and TELUS Corporation, which allows subscribers to communicate instantly across national borders with our subscribers in Mexico, Brazil, Argentina, Peru and Chile, and, except for our customers in Chile, with Sprint Nextel Corporation subscribers in the United States and with TELUS subscribers in Canada;

•	mobile internet services, text messaging services, e-mail services including Blackberrytm services that we recently introduced, location-based services, which includes the use of Global Positioning System (GPS) technologies, digital media services and advanced Javatm enabled business applications, which are generally marketed as “Nextel Onlinesm” services; and

•	international roaming capabilities, which are marketed as “Nextel Worldwidesm” services.

We intend to continue growing our business in a balanced manner, with a primary focus on generating growth in operating income and free cash flow and enhancing our profitability by maintaining appropriate controls on costs and capital expenditures. To support this goal, we plan to continue to expand the coverage and capacity of our digital mobile networks in our existing markets, increase our existing subscriber base and improve our operating margins through economies of scale. Specifically, we will seek to add subscribers at rates which do not have a significant negative impact on our financial performance as reflected in several key operating measures including average revenue per unit, customer turnover and segment earnings per subscriber. We may also explore financially attractive opportunities to expand our network coverage in areas where we currently do not provide wireless service. Based on the relatively low wireless penetration in our markets and our current market share in our markets, we believe that we can continue our current subscriber and revenue growth trends while improving our profitability and cash flow generation. Although certain Latin American markets have been historically volatile, the Latin American markets in which we operate have recently experienced improving economies that have been relatively more stable compared to historical periods. The key components of our strategy are as follows:

Focusing on Major Business Centers in Key Latin American Markets.  We operate primarily in large urban markets in Latin America, including five of the six largest cities in Latin America, which have a concentration of high usage business customers. We target these markets because we believe they offer favorable long-term growth prospects for our wireless communications services while offering the cost benefits associated with offering services in more concentrated population centers. In addition, the cities in which we operate account for a high proportion of total economic activity in each of their respective countries and provide us with a large potential market without the need to build out nationwide wireless coverage. We believe that there are significant opportunities for growth in these markets due to the high demand for wireless communications services and the large number of target business customers.

Targeting High Value Business Customers.  Our main focus is on high end customers who purchase services under contract with medium to high usage patterns, targeting customers who primarily use our services in their businesses because they value our high quality iDEN networks, our multi-function handsets and our high level of customer service. Our typical customers have between 3 and 30 handsets, while some of our largest customers have over 500 handsets. We believe that our focus on these business customers is a key reason why we have a significantly higher monthly average revenue per unit than that reported by our competitors that rely predominantly on consumer customers who purchase services on a pre-paid basis.

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

Selectively Expanding our Service Areas.  We believe that we have significant opportunities to grow through selective expansion of our service into additional areas within the countries in which we currently operate. Such expansion may involve building out certain areas in which we already have spectrum, obtaining additional 800 MHZ spectrum in new areas which would enable us to expand our network service areas, and further developing our business in key urban areas along the U.S.-Mexico border. In addition, we may consider selectively expanding into other Latin American countries where we do not currently operate. As a result of the spectrum that we won in the March 2005 spectrum auctions in Mexico, we have been significantly expanding our service areas in Mexico. See “Capital Expenditures” for a discussion of the factors that drive our capital spending.

Preserving the iDEN Opportunity.  The iDEN networks that we operate allow us to offer differentiated services like Direct Connect while offering high quality voice telephony and innovative data services. The iDEN technology is unique in that it is the only widespread, commercially available digital technology that operates on non-contiguous spectrum, which is important to us because much of the spectrum that our operating companies hold in each of the markets we serve is non-contiguous. Because Motorola is the sole supplier of iDEN technology, we are dependent on Motorola’s support of the evolution of the iDEN technology and of the development of new features, functionality and handset models. Historically, Nextel Communications, Motorola’s largest iDEN customer, provided significant support in the ongoing development of the iDEN technology and related equipment, but following the merger of Nextel Communications and Sprint, Sprint Nextel announced plans to migrate Nextel’s push-to-talk services over time to a next generation CDMA network platform. As a result, we have entered into arrangements with Motorola that are designed to provide us with a continued source of iDEN network equipment and handsets in an environment in which Sprint Nextel’s purchases and support of that equipment may decline. Specifically, in September 2006, we entered into agreements to extend our relationship with Motorola for the supply of iDEN handsets and iDEN network infrastructure through December 31, 2011. Under these agreements, Motorola agreed to maintain an adequate supply of the iDEN handsets and equipment used in our business for the term of the agreement and to continue to invest in the development of new iDEN devices and infrastructure features. In addition, we agreed to annually escalating handset volume purchase commitments and certain pricing parameters for handsets and infrastructure linked to the volume of our purchases. If we do not meet the specified handset volume commitments, we would be required to pay an additional amount based on any shortfall of actual purchased handsets compared to the related annual volume commitment.

Planning for the Future.  Another key component in our overall strategy is to expand and improve the innovative and differentiated services we offer and evaluate the technologies necessary to provide those services. One such initiative is to develop and offer a broader range of data services on our networks like those available on the Blackberry devices we recently launched in all of our markets except Chile, and to evaluate the feasibility of offering broadband data services in the future. This focus on offering innovative and differentiated services requires that we continue to invest in, evaluate and, if appropriate, deploy new services and enhancements to our existing services as well as, in some cases, to acquire spectrum licenses to deploy these services. During 2006, we purchased licenses to use other radio spectrum bands in Mexico and Peru. We are in the process of acquiring licenses to use other radio spectrum bands in Argentina, pending regulatory approval. The licenses relating to the newly acquired spectrum outside the 800MHz band generally provide for nationwide rights to utilize a significant block of contiguous spectrum that may support the future deployment of new network technologies and services. As part of our ongoing assessment of our ability to meet our customers’ current and future needs, we continually review alternate technologies to assess their technical performance, cost and functional capabilities. These reviews may involve the deployment of the technologies under consideration on a trial basis in order to evaluate their capabilities and market demand for the supported services. We will deploy a new technology only if it is warranted by expected customer demand and when the anticipated benefits of services supported by the new technology outweigh the costs of providing those services. Our decision whether and how to deploy alternative technologies, as well as our choice of alternative technologies, would likely be affected by a number of factors, including the types of features and services supported by the technology, the availability and pricing of related equipment, and our need to continue to support iDEN-based services for our existing customer base either on an ongoing or transitional basis.

We refer to our operating companies by the countries in which they operate, such as Nextel Mexico, Nextel Brazil, Nextel Argentina, Nextel Peru and Nextel Chile.

See “Forward Looking Statements” for information on risks and uncertainties that could affect the above objectives. For information regarding commitments and contingencies, see Note 5 to our condensed consolidated financial statements.

Digital Handsets in Commercial Service

The table below provides an overview of our total digital handsets in commercial service in the countries indicated as of March 31, 2007 and 2006. For purposes of the table, digital handsets in commercial service represent all digital handsets in use by our customers on the digital mobile networks in each of the listed countries.

	Total Digital Handsets in Commercial Service
	March 31,	March 31,
Country	2007	2006
	(in thousands)

Mexico	1,691	1,209
Brazil	981	694
Argentina	685	530
Peru	369	270
Chile	3	—

Total	3,729	2,703

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

We consider the following accounting policies to be the most important to our financial position and results of operations or policies that require us to exercise significant judgment and/or estimates:

•	revenue recognition;

•	allowance for doubtful accounts;

•	depreciation of property, plant and equipment;

•	amortization of intangible assets;

•	asset retirement obligations;

•	foreign currency;

•	loss contingencies;

•	stock-based compensation; and

•	income taxes.

Our adoption of Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, changed how we account for uncertain income tax positions, including how we account for reserves related to potential future income tax assessments from taxing authorities. We now recognize the financial statement effects of an income tax position only when we conclude, based on the technical merits, it is “more-likely-than-not” that the position will be sustained upon examination. Prior to adopting FIN 48, we recognized the financial statement effect of income tax positions based on our income tax return filing positions, and we recorded a reserve for potential future income tax assessments when it was “probable” that the assessment would be realized. We accounted for the changes in connection with the adoption of FIN 48 as an adjustment to the beginning balance of retained earnings on our condensed consolidated balance sheet as of March 31, 2007. We believe that, with the exception of the change in our accounting for uncertain income tax positions in connection with our adoption of FIN 48, there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2007 compared to those discussed in our 2006 annual report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Ratio of Earnings to Fixed Charges

Three Months Ended March 31,
2007	2006

4.63x	4.10x

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

Results of Operations

Operating revenues primarily consist of wireless service revenues and revenues generated from the sale of digital handsets and accessories. Service revenues primarily include fixed monthly access charges for digital mobile telephone service and digital two-way radio and other services, including revenues from calling party pays programs and variable charges for airtime and digital two-way radio usage in excess of plan minutes, long-distance charges, international roaming revenues derived from calls placed by our customers and charges related to the use of data services. Digital handset and accessory revenues represent revenues we earn on the sale of digital handsets and accessories to our customers.

In addition, we also have other less significant sources of revenues. These revenues primarily include revenues generated from our handset maintenance programs, roaming revenues generated from other companies’ customers that roam on our networks, revenue-based taxes and co-location rental revenues from third-party tenants that rent space on our towers.

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

a.  Consolidated

		% of		% of
		Consolidated		Consolidated	Change from
	March 31,	Operating	March 31,	Operating	Previous Year
	2007	Revenues	2006	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues Service and other revenues	$690,683	97%	$505,956	96%	$184,727	37%
Digital handset and accessory revenues	22,924	3%	22,315	4%	609	3%

	713,607	100%	528,271	100%	185,336	35%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(188,895)	(26)%	(134,350)	(26)%	(54,545)	41%
Cost of digital handset and accessory sales	(91,083)	(13)%	(69,801)	(13)%	(21,282)	30%

	(279,978)	(39)%	(204,151)	(39)%	(75,827)	37%
Selling and marketing expenses	(88,422)	(13)%	(69,841)	(13)%	(18,581)	27%
General and administrative expenses	(136,720)	(19)%	(100,695)	(19)%	(36,025)	36%
Depreciation and amortization	(67,008)	(9)%	(41,474)	(8)%	(25,534)	62%

Operating income	141,479	20%	112,110	21%	29,369	26%
Interest expense, net	(24,329)	(3)%	(21,415)	(4)%	(2,914)	14%
Interest income	11,370	2%	12,601	2%	(1,231)	(10)%
Foreign currency transaction losses, net	(3,532)	(1)%	(1,141)	—	(2,391)	210%
Other income (expense), net	1,827	—	(2,364)	—	4,191	(177)%

Income before income tax provision	126,815	18%	99,791	19%	27,024	27%
Income tax provision	(42,651)	(6)%	(34,793)	(7)%	(7,858)	23%

Net income	$84,164	12%	$64,998	12%	$19,166	29%

During the first quarter of 2007, we experienced significant growth in our consolidated revenues, which was primarily driven by an increase in our consolidated subscriber base across all markets with the majority of those subscribers located in Mexico and Brazil where we have significantly expanded the coverage of our networks and the markets we serve. Consolidated operating expenses as a percentage of consolidated operating revenues and consolidated operating margin remained relatively stable in the first quarter of 2007 compared with the first quarter of 2006 despite incremental expenses associated with higher levels of customer loading and increased network costs incurred in newly launched markets where the subscriber base has not yet grown to a level where it can offset operating costs. Our sales productivity improved due to various programs implemented to improve our mix of sales channels, as well as resource alignment and allocation to the sales area. In addition, coverage expansion and network improvements resulted in consolidated capital expenditures totaling $167.5 million for the first quarter of 2007. We expect that amounts spent by Nextel Mexico and Nextel Brazil to expand the coverage of our networks and to improve their quality and capacity will continue to represent a significant portion of our total capital expenditure investments in the future.

1.	Operating revenues

The $184.7 million, or 37%, increase in consolidated service and other revenues from the three months ended March 31, 2006 to the same period in 2007 is primarily due to a 38% increase in the average number of total digital handsets in service, primarily in our largest markets of Mexico and Brazil, resulting from continued strong demand for our services and our balanced growth and expansion strategy.

The $0.6 million, or 3%, increase in consolidated digital handset and accessory revenues from the three months ended March 31, 2006 to the same period in 2007 is primarily due to a 44% increase in total handset sales, as well as a 17% increase in handset upgrades, and is almost entirely offset by lower revenues earned per handset sale resulting from handset promotions, primarily in Mexico.

2.	Cost of revenues

The $54.5 million, or 41%, increase in consolidated cost of service from the three months ended March 31, 2006 to the same period in 2007 is principally a result of the following:

•	a $31.9 million, or 49%, increase in consolidated interconnect costs resulting from a 47% increase in consolidated interconnect minutes of use;

•	a $13.1 million, or 28%, increase in consolidated direct switch and transmitter and receiver site costs resulting from a 25% increase in the total number of consolidated transmitter and receiver sites in service from March 31, 2006 to March 31, 2007; and

•	an $8.7 million, or 47%, increase in consolidated service and repair costs mainly resulting from an increase in subscribers participating under our handset maintenance programs.

The $21.3 million, or 30%, increase in consolidated cost of digital handset and accessory sales from the three months ended March 31, 2006 to the same period in 2007 is primarily due to a 44% increase in total handset sales, as well as a 17% increase in handset upgrades, partially offset by lower cost per handset sale resulting from a reduction in handset unit costs in 2007.

3.	Selling and marketing expenses

The $18.6 million, or 27%, increase in consolidated selling and marketing expenses from the three months ended March 31, 2006 to the same period in 2007 is principally a result of the following:

•	an $8.2 million, or 32%, increase in consolidated payroll expenses and direct commissions caused by a 32% increase in internal sales personnel to support growth into new markets in connection with the expansion of our networks to those markets and an increase in commissions incurred as a result of a 49% increase in total handset sales by internal sales personnel;

•	a $7.7 million, or 27%, increase in consolidated indirect commissions resulting from a 40% increase in total handset sales through external sales channels, partially offset by a decrease in indirect commissions per handset sale; and

•	a $2.0 million, or 16%, increase in consolidated advertising expenses, primarily in Mexico and Brazil, mainly related to the launch of new markets in connection with our expansion plan and increased advertising initiatives related to overall subscriber growth.

4.	General and administrative expenses

The $36.0 million, or 36%, increase in consolidated general and administrative expenses from the three months ended March 31, 2006 to the same period in 2007 is primarily a result of the following:

•	a $12.1 million, or 24%, increase largely due to higher personnel costs related to an increase in headcount and higher facilities-related expenses due to continued subscriber growth and expansion into new markets;

•	an $11.3 million, or 47%, increase in consolidated customer care expenses, mainly payroll and related expenses, resulting from additional customer care personnel necessary to support a larger customer base;

•	a $3.8 million, or 74%, increase in stock option compensation expense, primarily resulting from grants of stock options in April 2006;

•	a $2.7 million, or 36%, increase in consolidated bad debt expense, primarily as a result of the 35% increase in consolidated operating revenues;

•	a $2.7 million, or 188%, increase in share-based payment expense for restricted stock, primarily resulting from grants of restricted stock in April 2006; and

•	a $2.5 million, or 24%, increase in information technology repair and maintenance costs primarily in Mexico and Brazil related to the expansion of their networks and the implementation of new systems.

5.	Depreciation and amortization

The $25.5 million, or 62%, increase in consolidated depreciation and amortization from the three months ended March 31, 2006 to the same period in 2007 is primarily due to a 60% increase in our consolidated property, plant and equipment in service resulting from the continued expansion of our digital mobile networks, mainly in Mexico and Brazil.

6.	Interest expense, net

The $2.9 million, or 14%, increase in consolidated net interest expense from the three months ended March 31, 2006 to the same period in 2007 is primarily due to a $1.9 million increase in interest incurred on our towers financing transactions and capital lease obligations in Mexico and Brazil primarily due to an increase in both the number of towers financed and capital leases.

7.	Income tax provision

The $7.9 million, or 23%, increase in the income tax provision from the three months ended March 31, 2006 to the same period in 2007 is primarily due to a 27% increase in income before taxes.

Segment Results

We evaluate performance of our segments and provide resources to them based on operating income before depreciation and amortization and impairment, restructuring and other charges, which we refer to as segment earnings. Because we do not view share-based compensation as an important element of operational performance, we recognize share-based payment expense at the corporate level and exclude it when evaluating the business performance of our segments. For several years, we have charged a management fee to Nextel Mexico for services rendered by corporate management. For the three months ended March 31, 2007, we reported this management fee as a separate line item in the segment reporting information as these amounts are now regularly provided to our chief operating decision maker. During the three months ended March 31, 2006, we charged Nextel Mexico a management fee of $17.0 million. However, for the three months ended March 31, 2006, our segment information does not reflect these management fees as a separate line item because these amounts were not provided to or used by our chief operating decision maker in making operating decisions related to this segment. The tables below provide a summary of the components of our consolidated segments for the three months ended March 31, 2007 and 2006. The results of Nextel Chile are included in “Corporate and other.”

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Three Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
March 31, 2007	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
	(dollars in thousands)

Nextel Mexico	$400,180	56%	$(139,522)	50%	$(106,904)	48%	$153,754
Nextel Brazil	171,348	24%	(72,074)	26%	(54,526)	24%	44,748
Nextel Argentina	98,045	14%	(45,406)	16%	(20,878)	9%	31,761
Nextel Peru	43,753	6%	(22,558)	8%	(12,115)	5%	9,080
Corporate and other	565	—	(702)	—	(30,719)	14%	(30,856)
Intercompany eliminations	(284)	—	284	—	—	—	—

Total consolidated	$713,607	100%	$(279,978)	100%	$(225,142)	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Three Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
March 31, 2006	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
	(dollars in thousands)

Nextel Mexico	$305,106	58%	$(100,461)	49%	$(81,248)	48%	$123,397
Nextel Brazil	115,255	22%	(53,332)	26%	(39,611)	23%	22,312
Nextel Argentina	75,170	14%	(33,778)	17%	(18,858)	11%	22,534
Nextel Peru	32,368	6%	(16,422)	8%	(9,548)	6%	6,398
Corporate and other	540	—	(326)	—	(21,271)	12%	(21,057)
Intercompany eliminations	(168)	—	168	—	—	—	—

Total consolidated	$528,271	100%	$(204,151)	100%	$(170,536)	100%

A discussion of the results of operations for each of our reportable segments is provided below.

b.  Nextel Mexico

		% of		% of
		Nextel		Nextel
		Mexico’s		Mexico’s	Change from
	March 31,	Operating	March 31,	Operating	Previous Year
	2007	Revenues	2006	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$395,120	99%	$298,115	98%	$97,005	33%
Digital handset and accessory revenues	5,060	1%	6,991	2%	(1,931)	(28)%

	400,180	100%	305,106	100%	95,074	31%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(82,598)	(21)%	(62,217)	(20)%	(20,381)	33%
Cost of digital handset and accessory sales	(56,924)	(14)%	(38,244)	(13)%	(18,680)	49%

	(139,522)	(35)%	(100,461)	(33)%	(39,061)	39%
Selling and marketing expenses	(54,245)	(14)%	(43,902)	(14)%	(10,343)	24%
General and administrative expenses	(52,659)	(13)%	(37,346)	(12)%	(15,313)	41%

Segment earnings	153,754	38%	123,397	41%	30,357	25%
Management fee	(9,900)	(2)%	—	—	(9,900)	NM
Depreciation and amortization	(33,171)	(8)%	(20,694)	(7)%	(12,477)	60%

Operating income	110,683	28%	102,703	34%	7,980	8%
Interest expense, net	(14,212)	(4)%	(9,059)	(3)%	(5,153)	57%
Interest income	7,183	2%	7,841	3%	(658)	(8)%
Foreign currency transaction losses, net	(4,650)	(1)%	(1,351)	(1)%	(3,299)	244%
Other income (expense), net	2,338	—	(1,486)	(1)%	3,824	(257)%

Income before income tax	$101,342	25%	$98,648	32%	$2,694	3%

NM-Not Meaningful

Nextel Mexico continues to be our largest and most profitable market segment, comprising 56% of our consolidated operating revenues for the three months ended March 31, 2007. Nextel Mexico’s growth in segment earnings is primarily a result of period-over-period subscriber growth that was achieved while Nextel Mexico maintained operating costs at relatively consistent levels as a percentage of revenues. Additional subscriber growth was the result of continued customer demand, selectively expanding coverage in new and existing markets and improving network quality and capacity. The corresponding increase in operating expenses was a result of increased costs incurred in connection with Nextel Mexico’s expansion efforts, including network, personnel and other expenses related to the launch of new markets, as well as the high level of subscriber growth throughout 2006 and the first quarter of 2007.

During the first quarter of 2007, Nextel Mexico continued to execute its network expansion plans. Coverage expansion and network improvements resulted in capital expenditures totaling $93.0 million for the first quarter of 2007, which is a 56% share of consolidated capital expenditure investments. We expect that Nextel Mexico will continue to represent a significant portion of our total capital expenditure investments in the future. We expect subscriber growth in Mexico to continue as we complete the build out of new markets this year and achieve more significant subscriber growth in new markets launched during 2006 as those markets begin to mature. In addition, as Nextel Mexico continues to expand its customer base in both new and existing markets, we expect that Nextel

Mexico’s average revenue per subscriber may decline slightly in 2007 compared to 2006. We also expect Nextel Mexico to begin receiving some benefits from additional revenue streams, such as the Blackberry product and short messaging, later this year.

In accordance with accounting principles generally accepted in the United States, we translated Nextel Mexico’s results of operations using the average exchange rate for the three months ended March 31, 2007 and 2006. The average exchange rate of the Mexican peso for the three months ended March 31, 2007 depreciated against the U.S. dollar by 4% from the same period in 2006. As a result, compared to 2006, the components of Nextel Mexico’s results of operations for the first quarter of 2007 after translation into U.S. dollars reflect slightly lower increases than would have occurred if it were not for the impact of the depreciation of the peso.

1.	Operating revenues

The $97.0 million, or 33%, increase in service and other revenues from the three months ended March 31, 2006 to the same period in 2007 is primarily due to a 39% increase in the average number of digital handsets in service resulting from growth in Nextel Mexico’s existing markets, as well as the expansion of service coverage into new markets in connection with our balanced growth and expansion objectives.

The $1.9 million, or 28%, decrease in digital handset and accessory revenues from the three months ended March 31, 2006 to the same period in 2007 is primarily a result of handset price reductions in the form of promotions to attract high quality customers, which significantly lowered the average revenue earned per handset sale, partially offset by a 55% increase in handset sales.

2.	Cost of revenues

The $20.4 million, or 33%, increase in cost of service from the three months ended March 31, 2006 to the same period in 2007 is principally due to the following:

•	a $12.0 million, or 42%, increase in interconnect costs generally resulting from a 43% increase in interconnect minutes of use;

•	a $4.5 million, or 20%, increase in direct switch and transmitter and receiver site costs resulting from a 31% increase in the number of transmitter and receiver sites in service from March 31, 2006 to March 31, 2007; and

•	a $3.3 million, or 39%, increase in service and repair costs largely due to increased activity under Nextel Mexico’s handset maintenance program.

The $18.7 million, or 49%, increase in cost of digital handset and accessory sales from the three months ended March 31, 2006 to the same period in 2007 is primarily due to a 55% increase in handset sales, as well as a 32% increase in handset upgrades.

3.	Selling and marketing expenses

The $10.3 million, or 24%, increase in selling and marketing expenses from the three months ended March 31, 2006 to the same period in 2007 is primarily a result of the following:

•	a $4.7 million, or 23%, increase in indirect commissions primarily due to a 44% increase in handset sales by Nextel Mexico’s external sales channels, partially offset by a decrease in indirect commission per handset sale;

•	a $3.7 million, or 29%, increase in direct commissions and payroll expenses resulting from a 75% increase in handset sales by Nextel Mexico’s sales personnel and a 29% increase in internal sales personnel, partially offset by a decrease in direct commission per handset sale; and

•	a $1.5 million, or 17%, increase in advertising costs largely due to the launch of new markets in connection with Nextel Mexico’s expansion plan, the launch of new rate plans and objectives to reinforce market awareness of the Nextel brand name.

4.	General and administrative expenses

The $15.3 million, or 41%, increase in general and administrative expenses from the three months ended March 31, 2006 to the same period in 2007 is largely a result of the following:

•	a $7.1 million, or 59%, increase in customer care expenses primarily due to an increase in payroll and employee related expenses caused by an increase in customer care personnel necessary to support a larger customer base, as well as an increase in the number of retail stores;

•	a $5.9 million, or 37%, increase in general corporate costs resulting from an increase in payroll and related expenses caused by more general and administrative personnel, higher business insurance expenses and increased facilities costs due to expansion into new markets; and

•	a $1.6 million, or 37%, increase in bad debt expense, which increased slightly as a percentage of revenues from 1.39% in the first quarter of 2006 to 1.45% in the first quarter of 2007.

5.	Management fee

For the three months ended March 31, 2007, we charged a management fee of $9.9 million to Nextel Mexico for services rendered by corporate management. Although we have been charging this fee to Nextel Mexico for several years, we began reporting this management fee as a separate line item in our segment reporting information beginning January 1, 2007.

6.	Depreciation and amortization

The $12.5 million, or 60%, increase in depreciation and amortization from the three months ended March 31, 2006 to the same period in 2007 is primarily due to a 62% increase in Nextel Mexico’s property, plant and equipment in service resulting from the continued build-out of Nextel Mexico’s digital mobile network in connection with its expansion plan.

7.	Interest expense, net

The $5.2 million, or 57%, increase in net interest expense primarily relates to an increase in interest incurred on Nextel Mexico’s co-location capital leases resulting from an increase in the number of communication tower co-location agreements, as well as interest incurred during the first quarter of 2007 on Nextel Mexico’s cumulative intercompany balance for management fees and other charges.

8.	Foreign currency transaction losses, net

Foreign currency transaction losses of $4.7 million and $1.4 million for the three months ended March 31, 2007 and 2006 are primarily due to the relative weakening of the peso compared to the U.S. dollar on Nextel Mexico’s U.S. dollar-denominated liabilities.

9.	Other income (expense), net

Other income, net, of $2.3 million for the three months ended March 31, 2007 primarily represents the reversal of a contingent liability during the first quarter of 2007.

Other expense, net, of $1.5 million for the three months ended March 31, 2006 primarily relates to Nextel Mexico’s hedge of capital expenditures and handset purchases that we reclassified from accumulated other comprehensive loss.

c.  Nextel Brazil

		% of		% of
		Nextel		Nextel
		Brazil’s		Brazil’s	Change from
	March 31,	Operating	March 31,	Operating	Previous Year
	2007	Revenues	2006	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$163,214	95%	$106,690	93%	$56,524	53%
Digital handset and accessory revenues	8,134	5%	8,565	7%	(431)	(5)%

	171,348	100%	115,255	100%	56,093	49%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(55,997)	(33)%	(36,588)	(32)%	(19,409)	53%
Cost of digital handset and accessory sales	(16,077)	(9)%	(16,744)	(15)%	667	(4)%

	(72,074)	(42)%	(53,332)	(47)%	(18,742)	35%
Selling and marketing expenses	(20,597)	(12)%	(15,169)	(13)%	(5,428)	36%
General and administrative expenses	(33,929)	(20)%	(24,442)	(21)%	(9,487)	39%

Segment earnings	44,748	26%	22,312	19%	22,436	101%
Depreciation and amortization	(19,769)	(11)%	(12,036)	(10)%	(7,733)	64%

Operating income	24,979	15%	10,276	9%	14,703	143%
Interest expense, net	(6,521)	(4)%	(5,569)	(5)%	(952)	17%
Interest income	1,305	1%	735	1%	570	78%
Foreign currency transaction gains (losses), net	575	—	(101)	—	676	NM
Other expense, net	(765)	(1)%	(991)	(1)%	226	(23)%

Income before income tax	$19,573	11%	$4,350	4%	$15,223	NM

NM-Not Meaningful

Over the last several years, Nextel Brazil’s subscriber base and segment earnings have increased as a result of a continued focus on customer service, the expansion of its digital mobile network and significant improvements in its operating cost structure. In addition to these factors, improvements in the Brazilian economy and increasing demand for its services have resulted in continued growth in existing markets and have led Nextel Brazil to make significant investments in order to expand its services into new markets. As this expansion has occurred, Nextel Brazil’s costs have declined as a percentage of operating revenues as Nextel Brazil has begun to realize scale benefits associated with its subscriber growth. Coverage expansion and network improvements resulted in capital expenditures totaling $52.3 million for the first quarter of 2007, which is a 31% share of consolidated capital expenditure investments. Throughout the remainder of 2007, Nextel Brazil plans to continue to expand its digital mobile network and grow its subscriber base. We believe that Nextel Brazil’s network expansion and quality improvements are contributing factors to our low consolidated customer turnover rate and our consolidated subscriber growth.

In accordance with accounting principles generally accepted in the United States, we translated Nextel Brazil’s results of operations using the average exchange rate for the three months ended March 31, 2007, which appreciated against the U.S. dollar by 4% from the same period in 2006. As a result, the components of Nextel Brazil’s results of operations for the three months ended March 31, 2007 after translation into U.S. dollars reflect slightly higher increases than would have occurred if it were not for the impact of the appreciation in the average value of the Brazilian real.

1.	Operating revenues

The $56.5 million, or 53%, increase in service and other revenues from the three months ended March 31, 2006 to the same period in 2007 is primarily a result of the following:

•	a 41% increase in the average number of digital handsets in service resulting from growth in Nextel Brazil’s existing markets, as well as the expansion of service coverage into new markets in connection with our balanced growth and expansion objectives;

•	an increase in local currency-based average revenue per subscriber; and

•	a $5.0 million, or 75%, increase in revenues generated from Nextel Brazil’s handset maintenance program due to growth in the number of subscribers that are utilizing this program.

2.	Cost of revenues

The $19.4 million, or 53%, increase in cost of service from the three months ended March 31, 2006 to the same period in 2007 is primarily due to the following:

•	an $11.6 million, or 69%, increase in interconnect costs resulting from a 49% increase in interconnect minutes of use;

•	a $6.0 million, or 42%, increase in direct switch and transmitter and receiver site costs, including spectrum license fees, resulting from a 23% increase in the number of transmitter and receiver sites in service from March 31, 2006 to March 31, 2007; and

•	a $1.5 million, or 42%, increase in service and repair costs largely due to the growth in the number of subscribers who participate in Nextel Brazil’s handset maintenance program.

3.	Selling and marketing expenses

The $5.4 million, or 36%, increase in selling and marketing expenses from the three months ended March 31, 2006 to the same period in 2007 is principally due to the following:

•	a $2.9 million, or 39%, increase in payroll expenses and direct commissions largely as a result of a 37% increase in selling and marketing personnel necessary to support continued sales growth and a 42% increase in handset sales by Nextel Brazil’s internal sales force, partially offset by a decrease in direct commissions earned per handset sale; and

•	a $1.9 million, or 52%, increase in indirect commissions resulting from a 37% increase in handset sales through Nextel Brazil’s external sales channels, as well as an increase in indirect commissions earned per handset sale resulting from premiums paid on sales exceeding pre-established thresholds.

4.	General and administrative expenses

The $9.5 million, or 39%, increase in general and administrative expenses from the three months ended March 31, 2006 to the same period in 2007 is primarily a result of the following:

•	a $3.1 million, or 48%, increase in revenue-based taxes that we report on a gross basis as both service and other revenues and general and administrative expenses, primarily due to the 49% increase in Nextel Brazil’s operating revenues;

•	a $2.7 million, or 38%, increase in customer care expenses resulting from an increase in customer care personnel necessary to support a larger customer base, as well as an increase in facilities expenses;

•	a $2.5 million, or 41%, increase in general corporate costs resulting from an increase in general and administrative personnel; and

•	a $1.1 million, or 51%, increase in information technology expenses related to the expansion of Nextel Brazil’s network and its growing subscriber base.

5.	Depreciation and amortization

The $7.7 million, or 64%, increase in depreciation and amortization from the three months ended March 31, 2006 to the same period in 2007 is primarily due to a 65% increase in Nextel Brazil’s property, plant and equipment in service resulting from the continued build-out of Nextel Brazil’s digital mobile network.

d.  Nextel Argentina

		% of		% of
		Nextel		Nextel
		Argentina’s		Argentina’s	Change from
	March 31,	Operating	March 31,	Operating	Previous Year
	2007	Revenues	2006	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$91,133	93%	$70,263	93%	$20,870	30%
Digital handset and accessory revenues	6,912	7%	4,907	7%	2,005	41%

	98,045	100%	75,170	100%	22,875	30%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(34,200)	(35)%	(24,828)	(33)%	(9,372)	38%
Cost of digital handset and accessory sales	(11,206)	(11)%	(8,950)	(12)%	(2,256)	25%

	(45,406)	(46)%	(33,778)	(45)%	(11,628)	34%
Selling and marketing expenses	(7,089)	(8)%	(5,939)	(8)%	(1,150)	19%
General and administrative expenses	(13,789)	(14)%	(12,919)	(17)%	(870)	7%

Segment earnings	31,761	32%	22,534	30%	9,227	41%
Depreciation and amortization	(7,242)	(7)%	(5,578)	(7)%	(1,664)	30%

Operating income	24,519	25%	16,956	23%	7,563	45%
Interest expense, net	(494)	—	(515)	(1)%	21	(4)%
Interest income	899	1%	534	1%	365	68%
Foreign currency transaction gains, net	476	—	273	—	203	74%
Other income, net	247	—	229	—	18	8%

Income before income tax	$25,647	26%	$17,477	23%	$8,170	47%

In accordance with accounting principles generally accepted in the United States, we translated Nextel Argentina’s results of operations using the average exchange rate for the three months ended March 31, 2007 and 2006. The average exchange rate of the Argentine peso for the three months ended March 31, 2007 depreciated against the U.S. dollar by 1% from the same period in 2006. As a result, the components of Nextel Argentina’s results of operations for the three months ended March 31, 2007 after translation into U.S. dollars reflect slightly lower increases than would have occurred if it were not for the impact of the depreciation in the average value of the Argentine peso.

1.	Operating revenues

The $20.9 million, or 30%, increase in service and other revenues from the three months ended March 31, 2006 to the same period in 2007 is primarily a result of the following:

•	a 30% increase in the average number of digital handsets in service, resulting primarily from growth in Nextel Argentina’s existing markets; and

•	a $2.4 million, or 34%, increase in revenues generated from Nextel Argentina’s handset maintenance program due to growth in the number of Nextel Argentina’s subscribers that are utilizing this program.

The $2.0 million, or 41%, increase in digital handset and accessory revenues from the three months ended March 31, 2006 to the same period in 2007 is primarily the result of a 28% increase in handset sales, as well as a 26% increase in handset upgrades.

2.	Cost of revenues

The $9.4 million, or 38%, increase in cost of service from the three months ended March 31, 2006 to the same period in 2007 is principally a result of the following:

•	a $4.4 million, or 33%, increase in interconnect costs largely as a result of a 20% increase in interconnect minutes of use, as well as an increase in minutes of use for calls between our subscribers and other carriers’ mobile subscribers which generally require the payment of higher per minute interconnection costs;

•	a $3.5 million, or 67%, increase in service and repair costs largely due to increased subscribers under Nextel Argentina’s handset maintenance program; and

•	a $1.6 million, or 26%, increase in direct switch and transmitter and receiver site costs, including spectrum license fees, primarily due to a 14% increase in the number of transmitter and receiver sites in service from March 31, 2006 to March 31, 2007, as well as an increase in rental costs and municipal taxes per site.

The $2.3 million, or 25%, increase in cost of digital handsets and accessories from the three months ended March 31, 2006 to the same period in 2007 is primarily the result of a 28% increase in handset sales, as well as a 26% increase in handset upgrades, partially offset by lower handset costs.

3.	Selling and marketing expenses

The $1.2 million, or 19%, increase in selling and marketing expenses from the three months ended March 31, 2006 to the same period in 2007 is largely a result of the following:

•	a $0.7 million, or 27%, increase in indirect commissions primarily due to a 38% increase in handset sales obtained through Nextel Argentina’s external sales channels, partially offset by a decrease in expenses related to various external sales events; and

•	a $0.4 million, or 19%, increase in payroll expenses and direct commissions largely due to a 17% increase in selling and marketing personnel necessary to support continued sales growth and an increase in direct commissions resulting from an 18% increase in handset sales by Nextel Argentina’s sales force.

4.	Depreciation and amortization

The $1.7 million, or 30%, increase in depreciation and amortization from the three months ended March 31, 2006 to the same period in 2007 is primarily due to a 41% increase in Nextel Argentina’s property, plant and equipment in service.

e.  Nextel Peru

		% of		% of
		Nextel		Nextel
		Peru’s		Peru’s	Change from
	March 31,	Operating	March 31,	Operating	Previous Year
	2007	Revenues	2006	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$40,935	94%	$30,516	94%	$10,419	34%
Digital handset and accessory revenues	2,818	6%	1,852	6%	966	52%

	43,753	100%	32,368	100%	11,385	35%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(15,890)	(37)%	(10,559)	(33)%	(5,331)	50%
Cost of digital handset and accessory sales	(6,668)	(15)%	(5,863)	(18)%	(805)	14%

	(22,558)	(52)%	(16,422)	(51)%	(6,136)	37%
Selling and marketing expenses	(4,150)	(9)%	(3,523)	(11)%	(627)	18%
General and administrative expenses	(7,965)	(18)%	(6,025)	(18)%	(1,940)	32%

Segment earnings	9,080	21%	6,398	20%	2,682	42%
Depreciation and amortization	(5,288)	(12)%	(2,510)	(8)%	(2,778)	111%

Operating income	3,792	9%	3,888	12%	(96)	(2)%
Interest expense, net	(37)	—	(36)	—	(1)	3%
Interest income	197	—	291	1%	(94)	(32)%
Foreign currency transaction gains, net	44	—	41	—	3	7%

Income before income tax	$3,996	9%	$4,184	13%	$(188)	(4)%

Because the U.S. dollar is the functional currency in Peru, Nextel Peru’s results of operations are not significantly impacted by changes in the U.S. dollar to Peruvian sol exchange rate.

1.	Operating revenues

The $10.4 million, or 34%, increase in service and other revenues from the three months ended March 31, 2006 to the same period in 2007 is primarily due to a 38% increase in the average number of digital handsets in service, partially offset by a decrease in average revenue per handset mainly resulting from lower rate plans implemented in response to increased competition.

2.	Cost of revenues

The $5.3 million, or 50%, increase in cost of service from the three months ended March 31, 2006 to the same period in 2007 is largely a result of the following:

•	a $3.9 million, or 62%, increase in interconnect costs due to a 44% increase in interconnect minutes of use, including an increase in mobile-to-mobile minutes of use, which resulted in higher interconnect costs per minute;

•	a $0.8 million, or 30%, increase in direct switch and transmitter and receiver site costs due to a 13% increase in the number of transmitter and receiver sites in service from March 31, 2006 to March 31, 2007; and

•	a $0.5 million, or 43%, increase in service and repair costs largely due to increased subscribers under Nextel Peru’s handset maintenance program.

3.	General and administrative expenses

The $1.9 million, or 32%, increase in general and administrative expenses from the three months ended March 31, 2006 to the same period in 2007 is primarily due to the following:

•	a $0.6 million, or 27%, increase in general corporate costs due to an increase in general and administrative personnel necessary to support a larger customer base;

•	a $0.6 million, or 348%, increase in bad debt expense, which increased as a percentage of revenues from 0.55% in the first quarter of 2006 to 1.82% in the first quarter of 2007, resulting from the introduction of certain rate plans that are available to customers with slightly higher credit risk; and

•	a $0.4 million, or 19%, increase in customer care expenses, mainly caused by an increase in customer care and billing operations personnel needed to support a growing customer base.

4.	Depreciation and amortization

The $2.8 million, or 111%, increase in depreciation and amortization from the three months ended March 31, 2006 to the same period in 2007 is primarily due to a 65% increase in Nextel Peru’s property, plant and equipment in service.

f.  Corporate and other

		% of		% of
		Corporate		Corporate
		and other		and other	Change from
	March 31,	Operating	March 31,	Operating	Previous Year
	2007	Revenues	2006	Revenue	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$565	100%	$540	100%	$25	5%
Digital handset and accessory revenues	—	—	—	—	—	—

	565	100%	540	100%	25	5%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(494)	(87)%	(326)	(60)%	(168)	52%
Cost of digital handset and accessory sales	(208)	(37)%	—	—	(208)	NM

	(702)	(124)%	(326)	(60)%	(376)	115%
Selling and marketing expenses	(2,341)	NM	(1,308)	(242)%	(1,033)	79%
General and administrative expenses	(28,378)	NM	(19,963)	NM	(8,415)	42%

Segment losses	(30,856)	NM	(21,057)	NM	(9,799)	47%
Management fee	9,900	NM	—	—	9,900	NM
Depreciation and amortization	(1,636)	(290)%	(754)	(140)%	(882)	117%

Operating loss	(22,592)	NM	(21,811)	NM	(781)	4%
Interest expense, net	(5,463)	NM	(6,259)	NM	796	(13)%
Interest income	4,184	NM	3,223	NM	961	30%
Foreign currency transaction gains (losses), net	23	4%	(3)	(1)%	26	NM
Other income (expense), net	7	1%	(116)	(21)%	123	(106)%

Loss before income tax	$(23,841)	NM	$(24,966)	NM	$1,125	(5)%

NM-Not Meaningful

For the three months ended March 31, 2007, corporate and other operating revenues and cost of revenues primarily represent the results of both digital and analog operations reported by Nextel Chile as a result of the launch of digital services in Chile during the fourth quarter of 2006. For the three months ended March 31, 2006, corporate and other operating revenues and cost of revenues primarily represent the results of analog operations reported by Nextel Chile.

1.	General and administrative expenses

The $8.4 million, or 42%, increase in general and administrative expenses from the three months ended March 31, 2006 to the same period in 2007 is primarily due to a $3.8 million increase in stock option expense, a $2.7 million increase in share-based payment expense for restricted stock, an increase in corporate payroll and related expenses and an increase in outside service costs, specifically for consulting services.

2.	Management fee

For the three months ended March 31, 2007, we charged a management fee of $9.9 million to Nextel Mexico for services rendered by corporate management. Although we have been charging this fee to Nextel Mexico for several years, we began reporting this management fee as a separate line item in our segment reporting information beginning January 1, 2007.

Liquidity and Capital Resources

We had a working capital surplus of $622.0 million as of March 31, 2007, an $18.0 million decrease compared to the working capital surplus of $640.0 million as of December 31, 2006. The decrease in working capital, which is defined as total current assets less total current liabilities, resulted from a $30.6 million, or 3%, decrease in current assets, partially offset by a $12.6 million, or 2%, decrease in current liabilities. The decrease in current assets was primarily due to lower cash balances, mainly resulting from the purchase of capital assets, partially offset by increases in accounts receivable, inventory and other current assets due to subscriber growth. The decrease in current liabilities was primarily driven by decreased accounts payable balances.

We recognized net income of $84.2 million for the three months ended March 31, 2007 and $65.0 million for the three months ended March 31, 2006. During the three months ended March 31, 2007 and 2006, our operating revenues more than offset our operating expenses, excluding depreciation and amortization, and cash capital expenditures.

Cash Flows

Our operating activities provided us with $64.6 million of cash during the three months ended March 31, 2007, a $19.9 million decrease from the three months ended March 31, 2006. The decrease was primarily due to an increase in cash used for working capital requirements, including increases in inventory and prepaid expenses to support our subscriber growth, and an $18.5 million contractual payment under an interconnection agreement in Mexico that we entered into with Telmex in order to secure lower interconnection rates, partially offset by cash generated by our operations due to subscriber growth.

We used $185.2 million of cash in our investing activities during the three months ended March 31, 2007, a $76.4 million increase from the three months ended March 31, 2006 primarily due to increased capital expenditures and acquisition costs. Cash capital expenditures increased $64.2 million from $107.8 million during the three months ended March 31, 2006 to $172.0 million during the three months ended March 31, 2007, primarily due to the continued build-out of our digital mobile networks. We paid $13.9 million in cash for acquisitions and purchases of spectrum licenses during the three months ended March 31, 2007 primarily due to Nextel Brazil’s renewal of licenses for 11,900 channels of 800 MHz spectrum.

Our financing activities provided us with $11.0 million of cash during the three months ended March 31, 2007, a $5.7 million increase from the three months ended March 31, 2006, primarily due to a $6.8 million increase in proceeds from stock option exercises by our employees.

Future Capital Needs and Resources

Capital Resources.  Our ongoing capital resources depend on a variety of factors, including our existing cash and cash equivalents balances, cash flows generated by our operating companies and external financial sources that may be available. As of March 31, 2007, our capital resources included $593.1 million of cash and cash equivalents. Our ability to generate sufficient net cash from our operating activities is dependent upon, among other things:

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

For information related to our contractual obligations, see “D. Future Capital Needs and Resources — Capital Needs and Contractual Obligations” in our 2006 annual report on Form 10-K.

Capital Expenditures.  Our capital expenditures, including capitalized interest, were $167.5 million for the three months ended March 31, 2007 compared to $128.9 million for the three months ended March 31, 2006. Almost half of our total capital investment was attributable to our network site upgrades for additional capacity and improved quality related to our expected growth in existing markets. Our capital expenditures related to the expansion of our coverage areas as a percentage of our total capital expenditures is significantly lower than the levels we invested during the same period last year, and we expect this trend to continue as we expect to complete our current expansion plan in Mexico by the middle of 2007. In the future, we expect to finance our capital spending using the most effective combination of cash from operations, cash on hand and proceeds from external financing that may become available. Our capital spending is expected to be driven by several factors, including:

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

Future Outlook.  We believe that our current business plan, which includes significant network expansions in Mexico and Brazil, will not require any additional external funding, and we will be able to operate and grow our business while servicing our debt obligations. We may, nonetheless, elect to meet a portion of our funding needs with funds provided from external sources in order to implement a more efficient capital structure or benefit from financing that is available on favorable terms. Our revenues are primarily denominated in foreign currencies. We expect that if current foreign currency exchange rates do not significantly adversely change, we will continue to generate net income for the foreseeable future. See “Forward Looking Statements.”

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

Forward Looking Statements

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.  Certain statements made in this quarterly report on Form 10-Q are not historical or current facts, but deal with potential future circumstances and developments. They can be identified by the use of forward-looking words such as “believes,” “expects,” “intends,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy that involve risks and uncertainties. We caution you that these forward-looking statements are only predictions, which are subject to risks and uncertainties, including technical uncertainties, financial variations, changes in the regulatory environment, industry growth and trend predictions. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operation and results of our wireless communications business also may be subject to the effects of other risks and uncertainties in addition to the other qualifying factors identified in this Item, including, but not limited to:

•	our ability to meet the operating goals established by our business plan;

•	general economic conditions in Latin America and in the market segments that we are targeting for our digital mobile services;

•	the political and social conditions in the countries in which we operate, including political instability, which may affect the economies of our markets and the regulatory schemes in these countries;

•	substantive terms of any international financial aid package that may be made available to any country in which our operating companies conduct business;

•	the impact of foreign exchange volatility in our markets as compared to the U.S. dollar and related currency depreciation in countries in which our operating companies conduct business;

•	reasonable access to and the successful performance of the technology being deployed in our service areas, and improvements thereon, including technology deployed in connection with the introduction of digital two-way mobile data or Internet connectivity services in our markets;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components at reasonable pricing to meet our service deployment and marketing plans and customer demand;

•	Motorola’s ability and willingness to provide handsets and related equipment and software applications or to develop new technologies or features for us, including the timely development and availability of new handsets with expanded applications and features;

•	our ability to successfully scale our billing, collection, customer care and similar back-office operations to keep pace with customer growth, increased system usage rates and growth;

•	the success of efforts to improve and satisfactorily address any issues relating to our digital mobile network performance;

•	future legislation or regulatory actions relating to our SMR services, other wireless communication services or telecommunications generally;

•	the ability to achieve and maintain market penetration and average subscriber revenue levels sufficient to provide financial viability to our digital mobile network business;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular services and personal communications services;

•	market acceptance of our new service offerings;

•	our ability to access sufficient debt or equity capital to meet any future operating and financial needs; and

•	other risks and uncertainties described in this quarterly report on Form 10-Q and from time to time in our other reports filed with the Securities and Exchange Commission, including in our 2006 annual report on Form 10-K.

Effect of New Accounting Standards

In June 2006, the Financial Accounting Standards Board, or the FASB, ratified the consensus of the Emerging Issues Task Force, or EITF, on Issue 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation),” or EITF 06-3. EITF 06-3 states that a company should disclose its accounting policy (gross or net presentation) regarding presentation of sales and other similar taxes. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. EITF 06-3 is effective for financial reports in interim and annual reporting periods beginning after December 15, 2006. We currently disclose our policy with regard to these types of taxes in our revenue recognition policy; however we do not consider the amounts of taxes included in gross revenues to be significant. Therefore, the adoption of EITF 06-3 did not have a material impact on our consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 clarifies the accounting for uncertainty in income tax positions and is effective beginning January 1, 2007. FIN 48 provides that the financial statement effects of an income tax position can only be recognized when, based on the technical merits, it is “more-likely-than-not” that the position will be sustained upon examination. The cumulative effect of applying the provisions of FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The adoption of FIN 48 in the first quarter of 2007 resulted in a $5.2 million decrease to our retained earnings. See Note 6 to our condensed consolidated financial statements for more information.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that SFAS 159 will have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our revenues are primarily denominated in foreign currencies, while a significant portion of our operations are financed in U.S. dollars through our convertible notes and a portion of our syndicated loan facility in Mexico. As a result, fluctuations in exchange rates relative to the U.S. dollar expose us to foreign currency exchange risks. These risks include the impact of translating our local currency reported earnings into U.S. dollars when the U.S. dollar strengthens against the local currencies of our foreign operations. In addition, Nextel Mexico, Nextel Brazil, Nextel Argentina and Nextel Chile purchase some capital assets and the majority of handsets in U.S. dollars, but record the related revenue generated from their operations in local currency.

We enter into derivative transactions only for hedging or risk management purposes. We have not and will not enter into any derivative transactions for speculative or profit generating purposes. In the past, Nextel Mexico entered into hedge arrangements to reduce its foreign currency transaction risk associated with a portion of its U.S. dollar-forecasted capital expenditures and handset purchases. As of March 31, 2007, we have not entered into any derivative transactions to hedge our foreign currency transaction risk during 2007 or any future period.

Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. As of March 31, 2007, $953.8 million, or 82%, of our total consolidated debt was fixed rate debt, and the remaining $213.0 million, or 18%, of our total consolidated debt was variable rate debt. In July 2005, Nextel Mexico entered into an interest rate swap agreement to hedge the variability of future cash flows associated with the $31.0 million Mexican peso-denominated variable interest rate portion of its $250.0 million syndicated loan facility. Under the interest rate swap, Nextel Mexico agreed to exchange the difference between the variable Mexican reference rate, TIIE, and a fixed interest rate, based on a notional amount of $31.4 million. The interest rate swap fixed the amount of interest expense associated with this portion of the Mexico syndicated loan facility effective August 31, 2005.

The table below presents principal amounts, related interest rates by year of maturity and aggregate amounts as of March 31, 2007 for our fixed rate debt obligations, including our convertible notes, our syndicated loan facility in Mexico and our tower financing obligations, the notional amounts of our purchased call options and written put options and the fair value of our interest rate swap. We determined the fair values included in this section based on:

•	quoted market prices for our convertible notes;

•	carrying values for our tower financing obligations and syndicated loan facility as interest rates were set recently when we entered into these transactions; and

•	market values as determined by an independent third party investment banking firm for our purchased call options, written put options and interest rate swap.

The changes in the fair values of our consolidated debt compared to their fair values as of December 31, 2006 reflect changes in applicable market conditions. All of the information in the table is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows associated with our consolidated long-term debt are denominated in U.S. dollars (US$), Mexican pesos (MP) and Brazilian reais (BR).

	Year of Maturity						March 31, 2007		December 31, 2006
	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total	Fair Value	Total	Fair Value
	(dollars in thousands)

Long-Term Debt:
Fixed Rate (US$)	$1,270	$1,768	$1,859	$1,872	$1,926	$669,192	$677,887	$1,460,230	$678,202	$1,258,202
Average Interest Rate	10.0%	10.0%	10.0%	10.0%	10.0%	3.0%	3.1%		3.1%
Fixed Rate (MP)	$13,944	$39,522	$40,232	$5,407	$6,414	$89,244	$194,763	$194,763	$189,867	$189,867
Average Interest Rate	12.7%	11.9%	12.0%	16.9%	16.9%	16.6%	14.5%		14.4%
Fixed Rate (BR)	$995	$3,048	$3,424	$3,917	$4,562	$65,249	$81,195	$81,195	$75,589	$75,589
Average Interest Rate	26.5%	18.1%	19.1%	20.0%	20.9%	25.6%	24.5%		25.5%
Variable Rate (US$)	$—	$—	$—	$—	$156,600	$—	$156,600	$156,600	$156,600	$156,600
Average Interest Rate	—	—	—	—	6.6%	—	6.6%		6.7%
Variable Rate (MP)	$7,354	$24,515	$24,515	$—	$—	$—	$56,384	$56,384	$57,423	$57,423
Average Interest Rate	8.6%	8.6%	8.6%	—	—	—	8.6%		8.5%
Interest Rate Swap:
Variable to Fixed	$3,731	$12,435	$12,435	$—	$—	$—	$28,601	$(1,090)	$29,128	$(1,406)
Average Pay Rate	10.8%	10.8%	10.8%	—	—	—	10.8%		10.8%
Average Receive Rate	8.6%	8.6%	8.6%	—	—	—	8.6%		8.5%

Item 4.	Controls and Procedures.

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

For information on our various loss contingencies, see Note 5 to our condensed consolidated financial statements above.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our 2006 annual report on Form 10-K.

Item 6.	Exhibits.

Exhibit
Number		Exhibit Description

10	.1*	Employment Letter Agreement dated January 30, 2007 between NII Holdings, Inc. and Jose Felipe.
10	.2*	Employment Letter Agreement dated February 21, 2007 between NII Holdings, Inc. and Peter A. Foyo.
12.1		Ratio of Earnings to Fixed Charges.
31.1		Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2		Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1		Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2		Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Indicates Management Compensatory Plan or Agreement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ DANIEL E. FREIMAN
Daniel E. Freiman
Vice President and Controller
(on behalf of the registrant and as
chief accounting officer)

Date: May 7, 2007

EXHIBIT INDEX

Exhibit
Number		Exhibit Description

10	.1*	Employment Letter Agreement dated January 30, 2007 between NII Holdings, Inc. and Jose Felipe.
10	.2*	Employment Letter Agreement dated February 21, 2007 between NII Holdings, Inc. and Peter A. Foyo.
12.1		Ratio of Earnings to Fixed Charges.
31.1		Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2		Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1		Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2		Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Indicates Management Compensatory Plan or Agreement.