Form 10-Q
period 2007-06-30
NII HOLDINGS INC
filed 2007-08-06
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on August 2, 2007

Common Stock, $0.001 par value per share	172,897,254

NII HOLDINGS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
Unaudited

	June 30,	December 31,
	2007	2006

ASSETS
Current assets
Cash and cash equivalents	$1,482,243	$708,591
Accounts receivable, less allowance for doubtful accounts of $19,143 and $15,928	360,523	298,470
Handset and accessory inventory	115,010	70,247
Deferred income taxes, net	73,796	60,450
Prepaid expenses and other	120,780	71,376

Total current assets	2,152,352	1,209,134
Property, plant and equipment, net of accumulated depreciation of $615,507 and $474,520	1,641,308	1,389,150
Intangible assets, net	384,714	369,196
Deferred income taxes, net	151,922	186,867
Other assets	207,790	143,331

Total assets	$4,538,086	$3,297,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$97,218	$107,687
Accrued expenses and other	363,116	342,465
Deferred revenues	95,633	83,952
Accrued interest	14,607	11,703
Current portion of long-term debt	47,863	23,294

Total current liabilities	618,437	569,101
Long-term debt	2,324,762	1,134,387
Deferred revenues	34,510	36,156
Deferred credits	106,537	110,033
Other long-term liabilities	112,359	101,521

Total liabilities	3,196,605	1,951,198

Commitments and contingencies (Note 5)
Stockholders’ equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized, no shares issued or outstanding — 2007 and 2006	—	—
Common stock, par value $0.001, 600,000 shares authorized — 2007 and 2006, 161,550 shares issued and outstanding — 2007, 161,814 shares issued and outstanding — 2006	162	162
Paid-in capital	512,712	723,644
Retained earnings	793,625	630,538
Accumulated other comprehensive income (loss)	34,982	(7,864)

Total stockholders’ equity	1,341,481	1,346,480

Total liabilities and stockholders’ equity	$4,538,086	$3,297,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)
Unaudited

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Operating revenues
Service and other revenues	$1,449,364	$1,040,205	$758,681	$534,249
Digital handset and accessory revenues	49,909	44,495	26,985	22,180

	1,499,273	1,084,700	785,666	556,429

Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	398,940	279,162	210,045	144,812
Cost of digital handsets and accessories	195,812	140,156	104,729	70,355
Selling, general and administrative	489,448	356,990	264,306	186,454
Depreciation	136,325	81,884	70,961	41,674
Amortization	3,371	2,812	1,727	1,548

	1,223,896	861,004	651,768	444,843

Operating income	275,377	223,696	133,898	111,586

Other income (expense)
Interest expense, net	(53,982)	(42,447)	(29,653)	(21,032)
Interest income	25,158	25,738	13,788	13,137
Foreign currency transaction gains (losses), net	5,799	(3,483)	9,331	(2,342)
Other income (expense), net	633	(5,588)	(1,194)	(3,224)

	(22,392)	(25,780)	(7,728)	(13,461)

Income before income tax provision	252,985	197,916	126,170	98,125
Income tax provision	(84,741)	(77,015)	(42,090)	(42,222)

Net income	$168,244	$120,901	$84,080	$55,903

Net income, per common share, basic	$1.04	$0.79	$0.52	$0.36

Net income, per common share, diluted	$0.94	$0.70	$0.47	$0.32

Weighted average number of common shares outstanding, basic	162,371	152,833	162,867	153,493

Weighted average number of common shares outstanding, diluted	185,883	183,535	185,845	184,215

Comprehensive income, net of income taxes
Foreign currency translation adjustment	$42,090	$(27,583)	$47,005	$(29,406)
Reclassification for losses on derivatives included in other income (expense), net	395	1,401	42	314
Unrealized gains on derivatives, net	361	1,718	123	1,504

Other comprehensive income (loss)	42,846	(24,464)	47,170	(27,588)
Net income	168,244	120,901	84,080	55,903

Total comprehensive income	$211,090	$96,437	$131,250	$28,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2007
(in thousands)
Unaudited

					Accumulated
					Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

Balance, January 1, 2007	161,814	$162	$723,644	$630,538	$(7,864)	$1,346,480
Cumulative effect of adopting FIN 48	—	—	—	(5,157)	—	(5,157)
Net income	—	—	—	168,244	—	168,244
Other comprehensive income	—	—	—	—	42,846	42,846
Repurchase of common stock	(4,044)	(4)	(329,976)		—	(329,980)
Share-based payment expense	—	—	29,123	—	—	29,123
Conversion of 2.75% notes to common stock	—	—	3	—	—	3
Exercise of stock options	3,780	4	77,970	—	—	77,974
Tax benefit on exercise of stock options	—	—	2,565	—	—	2,565
Tax benefit of prior periods’ stock option exercises	—	—	9,383	—	—	9,383

Balance, June 30, 2007	161,550	$162	$512,712	$793,625	$34,982	$1,341,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Six Months Ended June 30,
	2007	2006

Cash flows from operating activities:
Net income	$168,244	$120,901
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt financing costs	2,603	2,323
Depreciation and amortization	139,696	84,696
Provision for losses on accounts receivable	21,804	14,759
Losses on derivative instruments	585	1,909
Foreign currency transaction (gains) losses, net	(5,799)	3,483
Deferred income tax provision	25,662	33,293
Utilization of deferred credit	(3,729)	(5,152)
Share-based payment expense	29,448	17,483
Excess tax benefit from share-based payment	(2,505)	(19,749)
Accretion of asset retirement obligations	2,868	1,668
Other, net	150	1,827
Change in assets and liabilities:
Accounts receivable, gross	(74,083)	(40,143)
Handset and accessory inventory	(42,977)	(17,389)
Prepaid expenses and other	(45,852)	(30,661)
Other long-term assets	(34,708)	(16,333)
Accounts payable, accrued expenses and other	34,846	(2,268)
Current deferred revenue	9,720	7,742
Other long-term liabilities	1,909	3,126

Net cash provided by operating activities	227,882	161,515

Cash flows from investing activities:
Capital expenditures	(361,135)	(265,811)
Payments for acquisitions, purchases of licenses and other	(15,365)	(1,680)
Transfers to restricted cash	(919)	(5,100)
Other	74	446

Net cash used in investing activities	(377,345)	(272,145)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	1,200,000	—
Repurchase of common stock	(329,980)	—
Proceeds from stock option exercises	77,974	45,094
Borrowings under syndicated loan facility	—	59,354
Repayments under syndicated loan facility	(9,152)	(9,941)
Payment of debt financing costs	(22,532)	(2,668)
Gross proceeds from tower financing transactions	7,453	2,597
Repayments under capital leases and tower financing transactions	(2,578)	(2,325)
Excess tax benefit from share-based payment	2,505	19,749

Net cash provided by financing activities	923,690	111,860

Effect of exchange rate changes on cash and cash equivalents	(575)	(15,120)

Net increase (decrease) in cash and cash equivalents	773,652	(13,890)
Cash and cash equivalents, beginning of period	708,591	877,536

Cash and cash equivalents, end of period	$1,482,243	$863,646

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

You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our 2006 annual report on Form 10-K and our quarterly report on Form 10-Q for the quarter ended March 31, 2007. You should not expect results of operations for interim periods to be an indication of the results for a full year.

Accumulated Other Comprehensive Income (Loss).  The components of our accumulated other comprehensive income (loss), net of taxes, are as follows:

	June 30,	December 31,
	2007	2006
	(in thousands)

Cumulative foreign currency translation adjustment	$37,170	$(4,920)
Unrealized losses on derivatives	(2,188)	(2,944)

	$34,982	$(7,864)

Supplemental Cash Flow Information.

	Six Months Ended
	June 30,
	2007	2006
	(in thousands)

Capital expenditures
Cash paid for capital expenditures, including capitalized interest	$361,135	$265,811
Changes in capital expenditures accrued and unpaid or financed	(19,746)	61,061

	$341,389	$326,872

Interest costs
Interest expense	$53,982	$42,447
Interest capitalized	3,186	7,471

	$57,168	$49,918

Cash paid for interest, net of amounts capitalized	$36,766	$28,555

Cash paid for income taxes	$70,608	$47,065

For the six months ended June 30, 2007 and 2006, we had $11.3 million and $8.4 million, respectively, in non-cash financing activities related to co-location capital lease obligations on our communication towers.

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

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As presented for the six and three months ended June 30, 2007, our calculation of diluted net income per share includes common shares resulting from shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans and our restricted stock, as well as common shares resulting from the potential conversion of our 2.875% convertible notes and our 2.75% convertible notes. We did not include the common shares resulting from the potential conversion of our 3.125% convertible notes that we issued in the second quarter of 2007, since their effect would have been antidilutive to our net income per share.

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

As discussed in Note 8, on July 25, 2007, we accepted the tender of 99.99% of the $300.0 million in outstanding principal amount of our 2.875% convertible notes under a tender offer that expired on July 23, 2007, resulting in the issuance of 11,268,103 shares of our common stock. The completion of the tender offer will result in a higher weighted average share count for basic net income per share in future periods, but will have no effect on our diluted net income per share.

The following tables provide a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our consolidated statements of operations for the six and three months ended June 30, 2007 and 2006:

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(in thousands, except per share data)

Basic net income per share:
Net income	$168,244	162,371	$1.04	$120,901	152,833	$0.79

Effect of dilutive securities:
Stock options	—	4,480		—	4,804
Restricted stock	—	774		—	777
Convertible notes, net of capitalized interest and taxes	5,797	18,258		7,376	25,121

Diluted net income per share:
Net income	$174,041	185,883	$0.94	$128,277	183,535	$0.70

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(in thousands, except per share data)

Basic net income per share:
Net income	$84,080	162,867	$0.52	$55,903	153,493	$0.36

Effect of dilutive securities:
Stock options	—	4,193		—	4,708
Restricted stock	—	527		—	895
Convertible notes, net of capitalized interest and taxes	2,859	18,258		3,747	25,119

Diluted net income per share:
Net income	$86,939	185,845	$0.47	$59,650	184,215	$0.32

Repurchase of Common Stock.  In May 2007, our Board of Directors authorized a program to repurchase shares of our common stock for cash. The Board approved the repurchase of shares having an aggregate market value of up to $500.0 million, depending on market conditions and other factors. During the second quarter of 2007, we repurchased a total of 4,043,725 shares of our common stock for approximately $330.0 million. We treated this purchase as an effective retirement of the purchased shares and therefore reduced our reported shares issued and outstanding by the number of shares repurchased. In addition, we recorded the excess of the purchase price over the par value of the common stock as a reduction to paid-in capital.

Reclassifications.  We have reclassified certain prior year amounts in our unaudited condensed consolidated financial statements to conform to our current year presentation. These reclassifications did not have a material impact on previously reported balances.

New Accounting Pronouncements.  In June 2006, the Financial Accounting Standards Board, or the FASB, ratified the consensus of the Emerging Issues Task Force, or EITF, on Issue 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation),” or EITF 06-3. EITF 06-3 states that a company should disclose its accounting policy (gross or net presentation) regarding presentation of sales and other similar taxes. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. EITF 06-3 is effective for financial reports in interim and annual reporting periods beginning after December 15, 2006. We currently disclose our policy with regard to these types of taxes in our revenue recognition policy; however we do not consider the amounts of these taxes significant for disclosure. Therefore, the adoption of EITF 06-3 did not have a material impact on our consolidated financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurement,” or SFAS 157, which provides guidance for using fair value to measure assets and liabilities when required for recognition or disclosure purposes. SFAS 157 is intended to make the measurement of fair value more consistent and comparable and improve disclosures about these measures. Specifically, SFAS 157 (1) clarifies the principle that fair value should be based

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on the assumptions market participants would use when pricing the asset or liability, (2) establishes a fair value hierarchy that prioritizes the information used to develop those assumptions, (3) clarifies the information required to be used to measure fair value, (4) determines the frequency of fair value measures and (5) requires companies to make expanded disclosures about the methods and assumptions used to measure fair value and the fair value measurement’s effect on earnings. However, SFAS 157 does not expand the use of fair value to any new circumstances or determine when fair value should be used in the financial statements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with some exceptions. SFAS 157 is to be applied prospectively as of the first interim period for the fiscal year in which it is initially adopted, except for a limited form of retrospective application for some specific items. We are currently evaluating the impact that SFAS 157 may have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that SFAS No. 159 may have on our consolidated financial statements.

Note 2.	Supplemental Balance Sheet Information

Prepaid Expenses and Other.

The components are as follows:

	June 30,	December 31,
	2007	2006
	(in thousands)

Short-term value added tax receivables	$27,283	$14,813
Commissions	15,208	16,164
Local taxes	13,932	4,630
Advertising	10,171	70
Spectrum fees	7,570	3,773
General prepaid expenses	6,689	4,337
Insurance	5,070	5,767
Short-term advances to suppliers	4,945	4,793
Rent	4,865	4,172
Maintenance	4,177	3,112
Insurance claims	3,792	3,193
Interest receivable	3,491	527
Other	13,587	6,025

	$120,780	$71,376

In general, Nextel Mexico enters into advertising agreements with various media suppliers and pre-pays for the entire year’s services during the first quarter of each year. These amounts are reflected in the prepaid expense balance for advertising above.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Assets.

The components are as follows:

	June 30,	December 31,
	2007	2006
	(in thousands)

Long-term value added tax receivables	$86,349	$66,931
Deferred financing costs	37,516	17,304
Long-term advances to suppliers	32,892	14,516
Deposits	25,623	20,983
Income tax receivable	16,018	15,996
Handsets under operating leases	7,038	5,970
Other	2,354	1,631

	$207,790	$143,331

As of June 30, 2007, the deferred financing costs balance includes $22.8 million related to the issuance of our 3.125% convertible notes in the second quarter of 2007. See Note 4 for more information.

As of June 30, 2007 and December 31, 2006, the long-term advances to suppliers balance includes $20.7 million and $2.6 million, respectively, that Nextel Mexico prepaid in accordance with the terms of a commercial agreement with Telmex that was entered into in the first quarter of 2006 under which Nextel Mexico receives telecommunications services.

Accrued Expenses and Other.

The components are as follows:

	June 30,	December 31,
	2007	2006
	(in thousands)

Payroll related items and commissions	$63,954	$55,654
Capital expenditures	63,287	81,839
Network system and information technology	54,712	46,741
Customer deposits	37,570	31,044
Non-income based taxes	35,029	30,430
Accrued contingencies	22,378	24,369
Income taxes	20,204	16,774
License fees	9,794	10,765
Deferred tax liability	9,009	7,756
Marketing	8,082	5,551
Professional fees	5,613	4,288
Insurance	3,886	3,163
Inventory	3,806	2,236
Other	25,792	21,855

	$363,116	$342,465

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Credits.

The components are as follows:

	June 30,	December 31,
	2007	2006
	(in thousands)

Deferred income tax liability	$89,124	$88,886
Deferred credit from AOL Mexico acquisition	17,413	21,147

	$106,537	$110,033

Other Long-Term Liabilities.

The components are as follows:

	June 30,	December 31,
	2007	2006
	(in thousands)

Accrued contingencies	$55,203	$61,516
Asset retirement obligations	34,847	29,297
Severance plan liability	6,940	6,468
Other	15,369	4,240

	$112,359	$101,521

Note 3.	Intangible Assets

Our intangible assets consist of our licenses, customer base and trade name, all of which have finite useful lives, as follows:

	June 30, 2007			December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)

Amortizable intangible assets:
Licenses	$408,763	$(24,049)	$384,714	$389,526	$(20,330)	$369,196
Customer base	42,543	(42,543)	—	42,401	(42,401)	—
Trade name and other	1,735	(1,735)	—	1,664	(1,664)	—

Total intangible assets	$453,041	$(68,327)	$384,714	$433,591	$(64,395)	$369,196

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based solely on the carrying amount of amortizable intangible assets existing as of June 30, 2007 and current exchange rates, we estimate amortization expense for each of the next five years ending December 31 to be as follows (in thousands):

Estimated
Amortization
Years	Expense

2007	$16,312
2008	29,718
2009	29,718
2010	29,718
2011	29,718

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

Nextel Mexico recently filed applications to renew approximately 30 of its licenses, more than half of which have expired or will soon expire. Although Nextel Mexico expects that these renewals will be granted, it cannot guarantee the renewal of these licenses. If some of all of these renewals are not granted, Nextel Mexico could experience an adverse effect on its business.

Actual amortization expense to be reported in future periods could differ from these estimates as a result of additional acquisitions of intangibles, as well as changes in exchange rates and other relevant factors. During the three months ended June 30, 2007 and 2006, we did not acquire, dispose of or write down any goodwill or intangible assets with indefinite useful lives.

Note 4.	Debt

The components are as follows:

	June 30,	December 31,
	2007	2006
	(in thousands)

2.875% convertible notes due 2034	$300,000	$300,000
2.75% convertible notes due 2025	349,997	350,000
3.125% convertible notes due 2012	1,200,000	—
Mexico syndicated loan facility	288,562	297,577
Tower financing obligations	149,564	137,625
Capital lease obligations	73,148	62,669
Brazil spectrum license financing	11,314	9,770
Other	40	40

Total debt	2,372,625	1,157,681
Less: current portion	(47,863)	(23,294)

	$2,324,762	$1,134,387

3.125% Convertible Notes.  In May 2007, we privately placed $1,000.0 million aggregate principal amount of 3.125% convertible notes due 2012, which we refer to as the 3.125% notes. In addition, we granted the initial purchaser an option to purchase up to an additional $200.0 million principal amount of 3.125% notes, which the initial purchaser exercised in full. As a result, we issued a total of $1,200.0 million principal amount of the

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.125% notes for which we received total gross proceeds of $1,200.0 million. We also incurred direct issuance costs of $22.8 million, which we recorded as a deferred financing cost that we will amortize into interest expense over the term of the 3.125% notes.

The 3.125% notes bear interest at a rate of 3.125% per annum on the principal amount of the notes, payable semi-annually in arrears in cash on June 15 and December 15 of each year, beginning December 15, 2007, and will mature on June 15, 2012, when the entire principal balance of $1,200.0 million will be due. In addition, and subject to specified exceptions, the noteholders have the right to require us to repurchase the notes at a repurchase price equal to 100% of their principal amount, plus any accrued and unpaid interest (including additional amounts, if any) up to, but excluding, the repurchase date upon the occurrence of a fundamental change. The 3.125% notes are convertible into shares of our common stock at a conversion rate of 8.4517 shares per $1,000 principal amount of notes, subject to adjustment, prior to the close of business on the final maturity date under any of the following circumstances:

•	during any fiscal quarter commencing after September 30, 2007, if the closing sale price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

•	prior to May 15, 2012, during the five business day period after any five consecutive trading day period in which the trading price per note for each day of such period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of notes;

•	at any time on or after May 15, 2012; or

•	upon the occurrence of specified corporate events.

We have the option to satisfy the conversion of the 3.125% notes in shares of our common stock, in cash or a combination of both.

According to the registration rights agreement that we entered into in connection with the issuance of the 3.125% notes, we are required to prepare a shelf registration statement registering the resale of the 3.125% notes and the shares of our common stock into which the 3.125% notes are convertible and file the shelf registration statement with the SEC within 180 days after the issue date or within 90 days of the issue date, if the shelf registration statement is not an automatic shelf registration statement as defined in Rule 405 of the Securities Act of 1933, as amended. The registration rights agreement requires us to use our reasonable best efforts to cause the shelf registration statement to be declared effective as promptly as is practicable, but in any event by 180 days after the issue date and to keep the shelf registration statement effective until certain events occur. If we fail to do this, we are required to pay liquidated damages to recordholders of the 3.125% notes or to issue additional shares of common stock as follows:

•	pay interest accruing for each day in the specified damages accrual period at a rate per annum equal to 0.5% of the principal amount of the note; and

•	for any note that is submitted for conversion during the specified damages accrual period, (i) pay on the settlement date interest accruing for each day commencing on and including the first day of the damages accrual period and ending on, but excluding, the settlement date at a rate per annum equal to 0.5% of the principal amount of the note and (ii) issue and deliver for each $1,000 principal amount of notes submitted for conversion additional shares of underlying common stock equal to 1% of the applicable conversion rate, except to the extent that we elect to deliver cash upon conversion.

2.875% Convertible Notes.  For the fiscal quarter ended June 30, 2007, the closing sale price of our common stock exceeded 120% of the conversion price of $26.62 per share for at least 20 trading days in the 30 consecutive trading days ending on June 30, 2007. As a result, the conversion contingency was met and our 2.875% convertible

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

notes are currently convertible into 37.5660 shares of our common stock per $1,000 principal amount of notes, or an aggregate of 11,269,800 common shares, at a conversion price of $26.62 per share. On July 25, 2007, we accepted the tender of 99.99% of the $300.0 million in outstanding principal amount of our 2.875% convertible notes under a tender offer that expired on July 23, 2007. See Note 8 for more information.

2.75% Convertible Notes.  For the fiscal quarter ended June 30, 2007, the closing sale price of our common stock exceeded 120% of the conversion price of $50.08 per share for at least 20 trading days in the 30 consecutive trading days ending on June 30, 2007. As a result, the conversion contingency was met and our 2.75% convertible notes are currently convertible into 19.967 shares of our common stock per $1,000 principal amount of notes, or an aggregate of 6,988,390 common shares, at a conversion price of $50.08 per share.

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

As of June 30, 2007 and December 31, 2006, Nextel Brazil had accrued liabilities of $28.7 million and $24.7 million, respectively, related to contingencies, all of which were classified in accrued contingencies reported as a component of other long-term liabilities. Of the total accrued liabilities as of June 30, 2007 and December 31, 2006, Nextel Brazil had $21.2 million and $18.0 million in unasserted claims, respectively. We currently estimate the range of reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be between $170.8 million and $174.8 million as of June 30, 2007. We are continuing to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and estimable.

Argentine Contingencies.

As of June 30, 2007 and December 31, 2006, Nextel Argentina had accrued liabilities of $30.0 million and $29.4 million, respectively, related primarily to local turnover taxes and local government claims, all of which were classified in accrued contingencies reported as a component of accrued expenses and other.

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

In December 2006, the city of Buenos Aires issued new laws, which Nextel Argentina believes support its position that it should be taxed at the general 3% rate and not at the 6% cellular rate. Beginning in January 2007, Nextel Argentina has and will continue to pay the 3% general turnover tax rate and continue with its efforts to obtain reimbursement of amounts previously paid under protest. Nextel Argentina no longer accrues for the incremental difference in the cellular rate. In addition, in March 2007, Nextel Argentina filed an administrative claim to recover the amounts paid under protest from April 2006 through December 2006.

Similarly, one of the provincial governments in another one of the markets where Nextel Argentina operates also increased their turnover tax rate from 4.55% to 6% of revenues for cellular companies. Consistent with its earlier position, Nextel Argentina continues to pay the turnover tax in this province at the existing rate and accrues a liability for the incremental difference in the rate on interconnect revenues. As of June 30, 2007 and December 31, 2006, Nextel Argentina accrued $6.0 million and $5.1 million, respectively, for local turnover taxes in this province, which are included as components of accrued expenses and other.

Universal Service Tax.  Nextel Argentina is subject to the Universal Service Regulation, which imposes a tax on telecommunications licensees, equal to 1% of telecommunications service revenue minus applicable taxes and specified related costs. The license holder can choose either to pay the resulting amount into a fund for universal service development or to participate directly in offering services to specific geographical areas under an annual plan designed by the federal government. Although the regulations state that this tax would be applicable beginning January 1, 2001, the authorities did not take the necessary actions to implement the tax. However, a subsequent resolution, issued by the Secretary of Communications in May 2005, prohibits telecommunications operators from itemizing the tax in customer invoices or passing through the tax to customers. In addition, following the Secretary’s instructions, the Argentine CNC ordered Nextel Argentina, among other operators, to reimburse the amounts collected as universal service contributions, plus interest. In June 2007, the Secretary of Communications issued a resolution requiring new universal service tax contributions to be deposited into a financial institution. Nextel Argentina will begin depositing these contributions in September 2007, effective for the period beginning July 1, 2007. As of June 30, 2007 and December 31, 2006, the accrual for the liability to customers was $7.3 million and $6.9 million, respectively, which is included as a component of accrued expenses and other.

Mexican Contingency.

Nextel Mexico is a party to a telecommunications services agreement under which it committed to purchase a minimum amount of certain interconnection services over a two year period ending December 31, 2007. Based on actual usage of those services to date and assuming the agreement is not renewed or extended before the end of 2007, it is possible that Nextel Mexico will not meet its minimum commitment, which could result in a shortfall ranging from $8.0 million to $11.0 million. Based on its legal interpretation of certain provisions in the agreement that would eliminate the potential shortfall and the uncertainty regarding the level of Nextel Mexico’s use of the interconnection services over the remainder of 2007, Nextel Mexico believes that it will not be required to pay any additional amounts. As a result, as of June 30, 2007 Nextel Mexico has not accrued for any losses under this agreement. Nextel Mexico is in the process of evaluating whether to negotiate an extension of the agreement beyond December 31, 2007.

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

Adoption of FIN 48.  We are subject to income taxes in both the United States and the non-U.S. jurisdictions in which we operate. Certain of our entities are under examination by the relevant taxing authorities for various tax years. The earliest years that remain subject to examination by jurisdiction are: Chile — 1993; U.S. — 1995; Mexico — 1999; Argentina and Peru — 2001; and Brazil — 2002. We regularly assess the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. As of January 1, 2007, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes.” As a result of the implementation of FIN 48, we accounted for our change in reserve for uncertain tax positions as a $5.2 million decrease to the beginning balance of retained earnings on our condensed consolidated balance sheet.

The following table shows a reconciliation of our total FIN 48 unrecognized tax benefit for the six months ended June 30, 2007 (in thousands):

Unrecognized tax benefits — January 1, 2007	$55,965
Unrecognized tax benefits originating from positions taken during the current period	6,828
Foreign currency translation adjustment	58

Unrecognized tax benefits — June 30, 2007	$62,851

The unrecognized tax benefits as of June 30, 2007 include $47.3 million of tax benefits that could potentially reduce our future effective tax rate, if recognized. It also includes $3.0 million related to withholding taxes on intercompany payments that we may recognize in the next 12 months due to the pending expiration of the period of limitation for assessing a tax deficiency related to this position.

We record interest and penalties associated with uncertain tax positions as a component of our income tax provision.

Deferred Tax Assets.  We assessed the realizability of our deferred tax assets during the second quarter of 2007, consistent with the methodology we employed for 2006, and determined that the realizability of those deferred assets has not changed. In that assessment, we considered the reversal of existing temporary differences associated with deferred tax assets and liabilities, future taxable income, tax planning strategies and historical and future pre-tax book income (as adjusted for permanent differences between financial and tax accounting items) in order to determine if it is “more likely than not” that the deferred tax asset will be realized. We will continue to evaluate the amount of the necessary valuation allowance for all of our foreign operating companies and our U.S. companies throughout the remainder of 2007.

Mexican Taxes.  During 2004, Nextel Mexico amended its Mexican Federal income tax returns in order to reverse a benefit previously claimed for a disputed provision of the Federal income tax law governing deductions and gains from the sale of property. We filed the amended returns in order to avoid potential penalties, and we also filed administrative petitions seeking clarification of our right to the tax benefits claimed on the original income tax returns. The tax authorities constructively denied our administrative petitions in January 2005. In May 2005, we filed an annulment suit challenging the constructive denial. Resolution of the annulment suit is pending. Based on an opinion by our independent legal counsel in Mexico, we believe it is probable that we will recover this amount. As of June 30, 2007 and December 31, 2006, our consolidated balance sheet includes $16.0 million in income tax receivables, which are included as components of other non-current assets. The income tax benefit for this item was related to our income tax provision for the years ended December 31, 2005, 2004 and 2003.

Note 7.	Segment Reporting

We have determined that our reportable segments are those that are based on our method of internal reporting, which disaggregates our business by geographical location. Our reportable segments are: (1) Mexico, (2) Brazil, (3) Argentina and (4) Peru. The operations of all other businesses that fall below the segment reporting thresholds

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are included in the “Corporate and other” segment below. This segment includes our Chilean operating companies and our corporate operations in the U.S. We evaluate performance of these segments and provide resources to them based on operating income before depreciation and amortization and impairment, restructuring and other charges, which we refer to as segment earnings. Because we do not view share-based compensation as an important element of operational performance, we recognize share-based payment expense at the corporate level and exclude it when evaluating the business performance of our segments. For several years, we have charged a management fee to Nextel Mexico for services rendered by corporate management. During 2007, we reported this management fee as a separate line item in the segment reporting information presented below as these amounts are now regularly provided to our chief operating decision maker. During the six and three months ended June 30, 2006, we charged Nextel Mexico a management fee of $34.1 million and $17.0 million, respectively. However, for the six and three months ended June 30, 2006, the segment information below does not reflect these management fees as a separate line item because these amounts were not provided to or used by our chief operating decision maker in making operating decisions related to this segment.

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated
	(in thousands)

Six Months Ended June 30, 2007
Service and other revenues	$822,317	$354,625	$188,101	$83,490	$1,382	$(551)	$1,449,364
Digital handset and accessory revenues	10,648	17,726	15,654	5,881	—	—	49,909

Operating revenues	$832,965	$372,351	$203,755	$89,371	$1,382	$(551)	$1,499,273

Segment earnings (losses)	$310,940	$91,612	$63,827	$17,873	$(69,179)	$—	$415,073
Management fee	(19,800)	—	—	—	19,800	—	—
Depreciation and amortization	(68,214)	(42,657)	(14,868)	(10,884)	(3,270)	197	(139,696)

Operating income (loss)	222,926	48,955	48,959	6,989	(52,649)	197	275,377
Interest expense	(29,312)	(14,342)	(1,124)	(67)	(14,335)	5,198	(53,982)
Interest income	12,909	2,790	2,037	341	12,279	(5,198)	25,158
Foreign currency transaction gains (losses), net	1,208	4,239	306	54	(8)	—	5,799
Other income (expense), net	2,260	(1,554)	1,577	1	(1,651)	—	633

Income (loss) before income tax	$209,991	$40,088	$51,755	$7,318	$(56,364)	$197	$252,985

Capital expenditures	$156,758	$127,019	$25,767	$23,657	$8,188	$—	$341,389

Six Months Ended June 30, 2006
Service and other revenues	$605,297	$224,337	$146,944	$62,629	$1,369	$(371)	$1,040,205
Digital handset and accessory revenues	12,620	17,400	10,641	3,834	—	—	44,495

Operating revenues	$617,917	$241,737	$157,585	$66,463	$1,369	$(371)	$1,084,700

Segment earnings (losses)	$248,680	$46,055	$46,764	$12,596	$(45,703)	$—	$308,392
Depreciation and amortization	(44,819)	(25,527)	(7,495)	(5,343)	(1,709)	197	(84,696)

Operating income (loss)	203,861	20,528	39,269	7,253	(47,412)	197	223,696
Interest expense	(16,879)	(11,609)	(1,449)	(72)	(12,485)	47	(42,447)
Interest income	15,995	1,585	1,114	560	6,531	(47)	25,738
Foreign currency transaction (losses) gains, net	(3,542)	(272)	405	50	(124)	—	(3,483)
Other (expense) income, net	(2,294)	(2,736)	229	—	(787)	—	(5,588)

Income (loss) before income tax	$197,141	$7,496	$39,568	$7,791	$(54,277)	$197	$197,916

Capital expenditures	$169,918	$98,383	$32,392	$16,521	$9,658	$—	$326,872

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated
	(in thousands)

Three Months Ended June 30, 2007
Service and other revenues	$427,197	$191,411	$96,968	$42,555	$817	$(267)	$758,681
Digital handset and accessory revenues	5,588	9,592	8,742	3,063	—	—	26,985

Operating revenues	$432,785	$201,003	$105,710	$45,618	$817	$(267)	$785,666

Segment earnings (losses)	$157,186	$46,864	$32,066	$8,793	$(38,323)	$—	$206,586
Management fee	(9,900)	—	—	—	9,900	—	—
Depreciation and amortization	(35,043)	(22,888)	(7,626)	(5,596)	(1,634)	99	(72,688)

Operating income (loss)	112,243	23,976	24,440	3,197	(30,057)	99	133,898
Interest expense	(15,100)	(7,821)	(630)	(30)	(8,872)	2,800	(29,653)
Interest income	5,726	1,485	1,138	144	8,095	(2,800)	13,788
Foreign currency transaction gains (losses), net	5,858	3,664	(170)	10	(31)	—	9,331
Other (expense) income, net	(78)	(789)	1,330	1	(1,658)	—	(1,194)

Income (loss) before income tax	$108,649	$20,515	$26,108	$3,322	$(32,523)	$99	$126,170

Capital expenditures	$63,775	$74,730	$15,838	$12,860	$6,664	$—	$173,867

Three Months Ended June 30, 2006
Service and other revenues	$307,182	$117,647	$76,681	$32,113	$829	$(203)	$534,249
Digital handset and accessory revenues	5,629	8,835	5,734	1,982	—	—	22,180

Operating revenues	$312,811	$126,482	$82,415	$34,095	$829	$(203)	$556,429

Segment earnings (losses)	$125,283	$23,743	$24,230	$6,198	$(24,646)	$—	$154,808
Depreciation and amortization	(24,125)	(13,491)	(1,917)	(2,833)	(955)	99	(43,222)

Operating income (loss)	101,158	10,252	22,313	3,365	(25,601)	99	111,586
Interest expense	(7,820)	(6,040)	(934)	(36)	(6,226)	24	(21,032)
Interest income	8,154	850	580	269	3,308	(24)	13,137
Foreign currency transaction (losses) gains, net	(2,191)	(171)	132	9	(121)	—	(2,342)
Other expense, net	(808)	(1,745)	—	—	(671)	—	(3,224)

Income (loss) before income tax	$98,493	$3,146	$22,091	$3,607	$(29,311)	$99	$98,125

Capital expenditures	$96,123	$56,703	$24,498	$11,910	$8,783	$—	$198,017

June 30, 2007
Property, plant and equipment, net	$780,853	$550,140	$162,062	$96,847	$51,769	$(363)	$1,641,308

Identifiable assets	$2,088,206	$853,783	$371,475	$189,502	$1,035,483	$(363)	$4,538,086

December 31, 2006
Property, plant and equipment, net	$690,573	$415,577	$152,818	$83,920	$46,822	$(560)	$1,389,150

Identifiable assets	$1,978,469	$637,230	$322,813	$171,871	$187,855	$(560)	$3,297,678

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Subsequent Events

Tender Offer for Conversion of 2.875% Convertible Notes.  On July 25, 2007, we accepted the tender of 99.99% of the $300.0 million in outstanding principal amount of our 2.875% convertible notes under a tender offer that expired on July 23, 2007. In connection with this tender offer, we issued 11,268,103 shares of our common stock and paid to the holders of the tendered notes an aggregate cash premium of $25.5 million and accrued and unpaid interest of $4.2 million.

Spectrum Acquisitions.  On July 5, 2007, Nextel Peru entered into an agreement providing for the purchase of 54 MHz of 2.5 GHz spectrum throughout Peru for $11.3 million from TC Siglo 21 S.A.A. In addition, on July 27, 2007, Proinversion, the privatization agency in Peru, awarded a nationwide license of 35 MHz of 1.9 GHz spectrum to Nextel Peru for $27.0 million through an auction process carried out by the Peruvian government.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following is a discussion and analysis of:

•	our consolidated financial condition and results of operations for the six- and three-month periods ended June 30, 2007 and 2006; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.

You should read this discussion in conjunction with our 2006 annual report on Form 10-K and our quarterly report on Form 10-Q for the three months ended March 31, 2007, including but not limited to, the discussion regarding our critical accounting judgments, as described below. Historical results may not indicate future performance. See “Forward Looking Statements” for risks and uncertainties that may impact our future performance.

Business Overview

We provide digital wireless communication services, primarily targeted at meeting the needs of customers who use our services primarily for business purposes, through operating companies located in selected Latin American markets. Our principal operations are in major business centers and related transportation corridors of Mexico, Brazil, Argentina and Peru. In addition, we recently launched our digital services on a limited basis in Santiago, Chile. We also provide analog specialized mobile radio, which we refer to as SMR, services in Mexico, Brazil, Peru and Chile. Our markets are generally characterized by high population densities in major urban and suburban centers, which we refer to as major business centers, and where we believe there is a concentration of the country’s business users and economic activity. We believe that vehicle traffic congestion, low wireline service penetration and the expanded coverage of wireless networks encourage the use of the mobile wireless communications services that we offer in these areas. As of June 30, 2007, our operating companies had a total of 4.06 million digital handsets in commercial service, an increase of 1.14 million, or 39%, from the 2.92 million digital handsets in commercial service as of June 30, 2006.

Our principal objective is to grow our business in selected markets in Latin America by providing differentiated, high value wireless communications services to customers who use our services primarily for business purposes, while improving our profitability and cash flow. Our digital mobile networks support multiple digital wireless services, including:

•	digital mobile telephone service, including advanced calling features such as speakerphone, conference calling, voice-mail, call forwarding and additional line service;

•	Nextel Direct Connect® service, which allows subscribers anywhere on our network to talk to each other instantly, on a “push-to-talk” basis, on a private one-to-one call or on a group call;

•	International Direct Connect® service, together with Sprint Nextel Corporation and TELUS Corporation, which allows subscribers to communicate instantly across national borders with our subscribers in Mexico, Brazil, Argentina, Peru and Chile, with Sprint Nextel Corporation subscribers in the United States and, except for our customers in Chile, with TELUS subscribers in Canada;

•	mobile internet services, text messaging services, e-mail services including Blackberrytm services that we recently introduced, location-based services, which include the use of Global Positioning System (GPS) technologies, digital media services and advanced Javatmenabled business applications, which are generally marketed as “Nextel Onlinesm” services; and

•	international roaming capabilities, which are marketed as “Nextel Worldwidesm” services.

We intend to continue growing our business in a balanced manner, with a primary focus on generating growth in operating income and free cash flow and enhancing our profitability by maintaining appropriate controls on costs. To support this goal, we plan to continue to expand the coverage and capacity of our digital mobile networks in our existing markets and increase our existing subscriber base while managing our costs in a manner designed to support that growth and improving our operating metrics. Specifically, we will seek to add subscribers at rates which do not have a significant negative impact on our consolidated financial performance as reflected in several key operating measures. We may also explore financially attractive opportunities to expand our network coverage in areas where we currently do not provide wireless service. Based on market data that continues to show the relatively low wireless penetration in our markets and our current market share in those markets, we believe that we can continue to generate subscriber base and revenue growth while improving our profitability and cash flow generation. Although certain Latin American markets have been historically volatile, the Latin American markets in which we operate have recently experienced improving economies that have been relatively more stable compared to historical periods. The key components of our strategy are as follows:

Focusing on Major Business Centers in Key Latin American Markets.  We operate primarily in large urban markets, including five of the six largest cities in Latin America, which have a concentration of high usage business customers. We target these markets because we believe they offer favorable long-term growth prospects for our wireless communications services while offering the cost benefits associated with offering services in more concentrated population centers. In addition, the cities in which we operate account for a high proportion of total economic activity in each of their respective countries and provide us with a large potential market without the need to build out nationwide wireless coverage. We believe that there are significant opportunities for growth in these markets due to the high demand for wireless communications services and the large number of target business customers.

Targeting High Value Business Customers.  Our main focus is on customers who purchase services under contract with medium to high usage patterns, targeting customers who primarily use our services in their businesses because they value our high quality iDEN networks, our multi-function handsets and our high level of customer service. Our typical customers have between 3 and 30 handsets, while some of our largest customers have over 500 handsets. We believe that our focus on these business customers is a key reason why we have a significantly higher monthly average revenue per unit than that reported by our competitors that rely predominantly on consumer customers who purchase services on a pre-paid basis.

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

Selectively Expanding our Service Areas.  We believe that we have significant opportunities to grow through selective expansion of our service into additional areas within the countries in which we currently operate. Such expansion may involve building out certain areas in which we already have spectrum, obtaining additional 800 MHZ spectrum in new areas which would enable us to expand our network service areas, and further developing our business in key urban areas. In addition, we may consider selectively expanding into other Latin American countries where we do not currently operate. As a result of acquiring the spectrum that we won in the March 2005 spectrum auctions in Mexico, in mid-2005, we launched an expansion plan under which we have significantly expanded our service areas in Mexico. We also expanded coverage of our network in Brazil under that expansion plan. In the second quarter of 2007, we decided to develop plans to further significantly expand our service areas in Brazil and Chile. See “Capital Expenditures” for a discussion of the factors that drive our capital spending.

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

Planning for the Future.  Another key component in our overall strategy is to expand and improve the innovative and differentiated services we offer and evaluate the technologies necessary to provide those services. One such initiative is to develop and offer a broader range of data services on our networks like those available on the Blackberry devices we recently launched in all of our markets except Chile, and to evaluate the feasibility of offering next generation voice and broadband data services in the future. This focus on offering innovative and differentiated services requires that we continue to invest in, evaluate and, if appropriate, deploy new services and enhancements to our existing services as well as, in some cases, consider and pursue acquisitions of assets that include spectrum licenses to deploy these services, including in auctions of newly available spectrum and through acquisitions of existing spectrum rights. During 2006, we purchased licenses to use other radio spectrum bands in Mexico and Peru. We are in the process of acquiring licenses to use other radio spectrum bands in Argentina and Peru, pending regulatory approval. The licenses relating to the newly acquired spectrum outside the 800MHz band generally provide for nationwide rights to utilize a significant block of contiguous spectrum that may support the future deployment of new network technologies and services. As part of our ongoing assessment of our ability to meet our customers’ current and future needs, we continually review alternate technologies to assess their technical performance, cost and functional capabilities. These reviews may involve the deployment of the technologies under consideration on a trial basis in order to evaluate their capabilities and market demand for the supported services. We will deploy a new technology only if it is warranted by expected customer demand and when the anticipated benefits of services supported by the new technology outweigh the costs of providing those services. Our decision whether and how to deploy alternative technologies, as well as our choice of alternative technologies, would likely be affected by a number of factors, including the types of features and services supported by the technology, the availability and pricing of related equipment, and our need to continue to support iDEN-based services for our existing customer base either on an ongoing or transitional basis.

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

Digital Handsets in Commercial Service

The table below provides an overview of our total digital handsets in commercial service in the countries indicated as of June 30, 2007 and 2006. For purposes of the table, digital handsets in commercial service represent all digital handsets in use by our customers on the digital mobile networks in each of the listed countries.

	Total Digital Handsets in
	Commercial Service
	June 30,	June 30,
Country	2007	2006
	(in thousands)

Mexico	1,848	1,301
Brazil	1,082	757
Argentina	726	567
Peru	399	296
Chile	5	—

Total	4,060	2,921

Recent Developments

Issuance of 3.125% Convertible Notes.  In May 2007, we privately placed $1,000.0 million aggregate principal amount of 3.125% convertible notes due 2012. In addition, we granted the initial purchaser an option to purchase up to an additional $200.0 million principal amount of notes, which the initial purchaser exercised in full. As a result, we issued a total of $1,200.0 million principal amount of 3.125% convertible notes for which we received total gross proceeds of $1,200.0 million. We also incurred direct issuance costs of $22.8 million, which we recorded as a deferred financing cost that we will amortize into interest expense over the term of the 3.125% notes. The notes bear interest at a rate of 3.125% per annum on the principal amount of the notes, payable semi-annually in arrears in cash on June 15 and December 15 of each year, beginning December 15, 2007, and will mature on June 15, 2012, when the entire principal balance of $1,200.0 million will be due. In addition, and subject to specified exceptions, the noteholders have the right to require us to repurchase the notes at a repurchase price equal to 100% of their principal amount, plus any accrued and unpaid interest up to, but excluding, the repurchase date upon the occurrence of a fundamental change. The notes are convertible into shares of our common stock at a conversion rate of 8.4517 shares per $1,000 principal amount of notes, subject to adjustment in specified circumstances.

Repurchase of Common Stock.  In May 2007, our Board of Directors authorized a program to repurchase shares of our common stock for cash. The Board approved the repurchase of shares having an aggregate market value of up to $500.0 million, depending on market conditions and other factors. During the second quarter of 2007, we repurchased a total of 4,043,725 shares of our common stock for approximately $330.0 million. We treated this purchase as an effective retirement of the purchased shares and therefore reduced our reported shares issued and outstanding by the number of shares repurchased. In addition, we recorded the excess of the purchase price over the common stock’s par value as a reduction to paid-in capital.

Tender Offer for Conversion of 2.875% Convertible Notes.  On July 25, 2007, we accepted the tender of 99.99% of the $300.0 million in outstanding principal amount of our 2.875% convertible notes under a tender offer that expired on July 23, 2007. In connection with this tender offer, we issued 11,268,103 shares of our common stock and paid to the holders of the tendered notes an aggregate cash premium of $25.5 million and accrued and unpaid interest of $4.2 million.

Spectrum Acquisitions.  On July 5, 2007, Nextel Peru entered into an agreement providing for the purchase of 54 MHz of 2.5 GHz spectrum throughout Peru for $11.3 million from TC Siglo 21 S.A.A. In addition, on July 27, 2007, Proinversion, the privatization agency in Peru, awarded a nationwide license of 35 MHz of 1.9 GHz spectrum to Nextel Peru for $27.0 million through an auction process carried out by the Peruvian government.

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

We adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, in the first quarter of 2007, which changed how we account for uncertain income tax positions, including how we account for reserves related to potential future income tax assessments from taxing authorities. We now recognize the financial statement effects of an income tax position only when we conclude, based on the technical merits, it is “more-likely-than-not” that the position will be sustained upon examination. Prior to adopting FIN 48, we recognized the financial statement effect of income tax positions based on our income tax return filing positions, and we recorded a reserve for potential future income tax assessments when it was “probable” that the assessment would be realized. We accounted for the changes in connection with the adoption of FIN 48 as an adjustment to the beginning balance of retained earnings on our condensed consolidated balance sheet as of June 30, 2007.

We believe that there have been no material changes to our critical accounting policies and estimates during the three months ended June 30, 2007 compared to those discussed in our 2006 annual report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Ratio of Earnings to Fixed Charges

Three Months
Ended
June 30,
2007	2006

4.10x	3.92x

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

a.	Consolidated

		% of		% of
		Consolidated		Consolidated	Change from
	June 30,	Operating	June 30,	Operating	Previous Year
	2007	Revenues	2006	Revenues	Dollars	Percent
	(dollars in thousands)

Six Months Ended
Operating revenues
Service and other revenues	$1,449,364	97%	$1,040,205	96%	$409,159	39%
Digital handset and accessory revenues	49,909	3%	44,495	4%	5,414	12%

	1,499,273	100%	1,084,700	100%	414,573	38%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(398,940)	(27)%	(279,162)	(26)%	(119,778)	43%
Cost of digital handsets and accessories	(195,812)	(13)%	(140,156)	(13)%	(55,656)	40%
Selling and marketing expenses	(196,778)	(13)%	(146,136)	(13)%	(50,642)	35%
General and administrative expenses	(292,670)	(20)%	(210,854)	(19)%	(81,816)	39%
Depreciation and amortization	(139,696)	(9)%	(84,696)	(8)%	(55,000)	65%

Operating income	275,377	18%	223,696	21%	51,681	23%
Interest expense, net	(53,982)	(3)%	(42,447)	(4)%	(11,535)	27%
Interest income	25,158	2%	25,738	2%	(580)	(2)%
Foreign currency transaction gains (losses), net	5,799	—	(3,483)	—	9,282	(266)%
Other income (expense), net	633	—	(5,588)	(1)%	6,221	(111)%

Income before income tax provision	252,985	17%	197,916	18%	55,069	28%
Income tax provision	(84,741)	(6)%	(77,015)	(7)%	(7,726)	10%

Net income	$168,244	11%	$120,901	11%	$47,343	39%

		% of		% of
		Consolidated		Consolidated	Change from
	June 30,	Operating	June 30,	Operating	Previous Year
	2007	Revenues	2006	Revenues	Dollars	Percent
	(dollars in thousands)

Three Months Ended
Operating revenues
Service and other revenues	$758,681	97%	$534,249	96%	$224,432	42%
Digital handset and accessory revenues	26,985	3%	22,180	4%	4,805	22%

	785,666	100%	556,429	100%	229,237	41%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(210,045)	(27)%	(144,812)	(26)%	(65,233)	45%
Cost of digital handsets and accessories	(104,729)	(13)%	(70,355)	(12)%	(34,374)	49%
Selling and marketing expenses	(108,356)	(14)%	(76,295)	(14)%	(32,061)	42%
General and administrative expenses	(155,950)	(20)%	(110,159)	(20)%	(45,791)	42%
Depreciation and amortization	(72,688)	(9)%	(43,222)	(8)%	(29,466)	68%

Operating income	133,898	17%	111,586	20%	22,312	20%
Interest expense, net	(29,653)	(4)%	(21,032)	(4)%	(8,621)	41%
Interest income	13,788	2%	13,137	2%	651	5%
Foreign currency transaction gains (losses), net	9,331	1%	(2,342)	—	11,673	NM
Other expense, net	(1,194)	—	(3,224)	—	2,030	(63)%

Income before income tax provision	126,170	16%	98,125	18%	28,045	29%
Income tax provision	(42,090)	(5)%	(42,222)	(8)%	132	—

Net income	$84,080	11%	$55,903	10%	$28,177	50%

NM-Not Meaningful

During the first half of 2007, we experienced significant growth in our consolidated revenues, which was primarily driven by an increase in our consolidated subscriber base across all markets with the majority of those new subscribers located in Mexico and Brazil, where we have significantly expanded the coverage of our networks and the markets we serve. Consolidated operating expenses as a percentage of consolidated operating revenues increased slightly, and consolidated operating margin decreased slightly in the first half of 2007 compared to the first half of 2006. These changes were due mainly to increases in our consolidated cost of service resulting from higher interconnect expenses, general and administrative expenses resulting from an increase in stock-based compensation expenses and depreciation and amortization resulting from the rapid expansion of our digital mobile networks, all of which increased as a percentage of our total revenue. These increases, other than the increase in stock-based compensation, are primarily a result of the expansion of our networks and launch of new markets, increased customer loading and upgrades and higher interconnect costs resulting from a higher proportion of mobile-to-mobile calls, which generally have higher per minute interconnection costs. We expect these costs as a percentage of revenue to remain stable through the remainder of 2007. Our sales productivity improved due to various programs implemented to improve our mix of sales channels, as well as resource alignment and allocation to the sales area. In addition, coverage expansion and network improvements resulted in consolidated capital expenditures totaling $341.4 million for the first half of 2007. While we expect that the amounts invested by Nextel Mexico and Nextel Brazil to expand the coverage of their networks and to improve their quality and capacity will continue to represent the majority of our total capital expenditure investments in the future, we expect the capital expenditures invested by Nextel Brazil to increase due to our recent decision to expand our network coverage in Brazil and the capital expenditures invested by Nextel Mexico to decrease due to the substantial completion of our expansion plan in Mexico.

1.	Operating revenues

The $409.2 million, or 39%, and $224.4 million, or 42%, increases in consolidated service and other revenues from the six and three months ended June 30, 2006 to the same periods in 2007 are primarily due to 38% and 39% increases in the average number of total digital handsets in service, primarily in Mexico and Brazil, resulting from continued strong demand for our services and our balanced growth and expansion strategy, as well as a slight increase in average consolidated revenues per handset from the second quarter of 2006 to the second quarter of 2007. Average consolidated revenues per handset remained relatively stable from the six months ended June 30, 2006 to the same period in 2007.

2.	Cost of revenues

The $119.8 million, or 43%, and $65.2 million, or 45%, increases in consolidated cost of service from the six and three months ended June 30, 2006 to the same periods in 2007 are principally a result of the following:

•	$69.7 million, or 51%, and $37.8 million, or 53%, increases in consolidated interconnect costs resulting from 48% and 49% increases in consolidated interconnect minutes of use, as well as an increase in the proportion of mobile-to-mobile minutes of use, which generally have higher per minute costs;

•	$28.3 million, or 30%, and $15.1 million, or 32%, increases in consolidated direct switch and transmitter and receiver site costs resulting from a 25% increase in the total number of consolidated transmitter and receiver sites in service from June 30, 2006 to June 30, 2007; and

•	$15.7 million, or 39%, and $7.0 million, or 33%, increases in consolidated service and repair costs mainly resulting from increases in subscribers participating under our handset maintenance programs.

The $55.7 million, or 40%, and $34.4 million, or 49%, increases in consolidated cost of digital handset and accessory sales from the six and three months ended June 30, 2006 to the same periods in 2007 are primarily due to 47% and 49% increases in total handset sales, as well as 50% and 86% increases in handset upgrades, partially offset by lower costs per handset sale resulting from reductions in handset unit costs in 2007.

3.	Selling and marketing expenses

The $50.6 million, or 35%, and $32.1 million, or 42%, increases in consolidated selling and marketing expenses from the six and three months ended June 30, 2006 to the same periods in 2007 are principally a result of the following:

•	$18.8 million, or 32%, and $11.1 million, or 37%, increases in consolidated indirect commissions resulting from 45% and 49% increases in total handset sales through external sales channels, partially offset by decreases in indirect commissions per handset sale resulting from a change in the mix of rate plans sold;

•	$19.1 million, or 36%, and $10.9 million, or 40%, increases in consolidated payroll expenses and direct commissions caused by increases in commissions incurred as a result of 49% and 50% increases in total handset sales by internal sales personnel, partially offset by decreases in indirect commissions per handset sale resulting from a change in the mix of rate plans sold; and

•	$11.0 million, or 38%, and $9.0 million, or 58%, increases in consolidated advertising expenses, primarily in Mexico and Brazil, mainly related to the launch of new markets in connection with our expansion plan and increased advertising initiatives related to overall subscriber growth.

4.	General and administrative expenses

The $81.8 million, or 39%, and $45.8 million, or 42%, increases in consolidated general and administrative expenses from the six and three months ended June 30, 2006 to the same periods in 2007 are primarily a result of the following:

•	$30.6 million, or 30%, and $18.3 million, or 35%, increases largely due to higher personnel costs related to an increase in headcount and higher facilities-related expenses due to continued subscriber growth and expansion into new areas;

•	$24.0 million, or 47%, and $12.6 million, or 47%, increases in consolidated customer care expenses, mainly payroll and related expenses, resulting from additional customer care personnel necessary to support a larger customer base;

•	$8.9 million, or 68%, and $5.1 million, or 64%, increases in stock option compensation expense, primarily resulting from grants of stock options in April 2006 and April 2007;

•	$7.0 million, or 48%, and $4.4 million, or 60%, increases in consolidated bad debt expense, primarily as a result of the 38% and 41% increases in consolidated operating revenues. Bad debt as a percentage of revenue increased from 1.36% for the six months ended June 30, 2006 to 1.45% for the same period in 2007 and from 1.32% for the three months ended June 30, 2006 to 1.49% for the same period in 2007. We expect bad debt as a percentage of revenue to remain relatively stable at its current levels for the remainder of 2007; and

•	$6.2 million, or 30%, and $3.8 million, or 37%, increases in information technology repair and maintenance costs primarily in Mexico and Brazil related to the expansion of their networks and the implementation of new systems.

5.	Depreciation and amortization

The $55.0 million, or 65%, and $29.5 million, or 68%, increases in consolidated depreciation and amortization from the six and three months ended June 30, 2006 to the same periods in 2007 are primarily due to a 65% increase in our consolidated property, plant and equipment in service from June 30, 2006 to June 30, 2007 resulting from the continued expansion of our digital mobile networks, mainly in Mexico and Brazil.

6.	Interest expense, net

The $11.5 million, or 27%, and $8.6 million, or 41%, increases in consolidated net interest expense from the six and three months ended June 30, 2006 to the same periods in 2007 are primarily due to the following:

•	$4.4 million and $1.5 million increases, respectively, in interest incurred on our towers financing transactions and capital lease obligations in Mexico and Brazil primarily due to increases in both the number of towers financed and capital leases;

•	$4.3 million and $1.3 million decreases in capitalized interest related to a significant decrease in average construction-in-progress balances, primarily in Mexico due to the substantial completion of our expansion plan; and

•	$3.1 million in incremental interest expense for both periods incurred on our 3.125% convertible notes that we issued in May 2007.

7.	Foreign currency transaction gains (losses), net

Consolidated foreign currency transaction gains of $5.8 million and $9.3 million for the six and three months ended June 30, 2007 are primarily the result of the strengthening of the Mexican peso and the Brazilian real relative to the U.S. dollar on Nextel Mexico’s and Nextel Brazil’s U.S. dollar-denominated liabilities, primarily their intercompany payables.

Consolidated foreign currency transaction losses of $3.5 million and $2.3 million for the six and three months ended June 30, 2006 are primarily the result of the weakening of the Mexican peso relative to the U.S. dollar on Nextel Mexico’s U.S. dollar-denominated liabilities, primarily its intercompany payables.

8.	Other income (expense), net

The $6.2 million change in other expense, net, from the six months ended June 30, 2006 to the same period in 2007 primarily relates to the reversal of a contingent liability by Nextel Mexico during the first quarter of 2007 and a reduction in realized losses on Nextel Mexico’s hedge of capital expenditures and handset purchases that we reclassify from accumulated other comprehensive loss.

9.	Income tax provision

The $7.7 million, or 10%, increase in the consolidated income tax provision from the six months ended June 30, 2006 to the same period in 2007 is primarily due to the tax and accounting rules related to the reporting of our intercompany management fee. As the result of a change in the relevant income tax rules, beginning in 2007, we now record the tax effect of these fees evenly throughout the year, which significantly reduced the changes in the quarter-to-quarter tax rate that occurred in 2006.

Segment Results

We evaluate performance of our segments and provide resources to them based on operating income before depreciation and amortization and impairment, restructuring and other charges, which we refer to as segment earnings. Because we do not view share-based compensation as an important element of operational performance, we recognize share-based payment expense at the corporate level and exclude it when evaluating the business performance of our segments. For several years, we have charged a management fee to Nextel Mexico for services rendered by corporate management. For the six and three months ended June 30, 2007, we reported this management fee as a separate line item in the segment reporting information as these amounts are now regularly provided to our chief operating decision maker. During the six and three months ended June 30, 2006, we charged Nextel Mexico a management fee of $34.1 million and $17.0 million, respectively. However, for the six and three months ended June 30, 2006, our segment information does not reflect these management fees as a separate line item because these amounts were not provided to or used by our chief operating decision maker in making operating decisions related to this segment. The tables below provide a summary of the components of our consolidated segments for the six and three months ended June 30, 2007 and 2006. The results of Nextel Chile are included in “Corporate and other.”

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Six Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
June 30, 2007	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
	(dollars in thousands)

Nextel Mexico	$832,965	56%	$(293,689)	49%	$(228,336)	47%	$310,940
Nextel Brazil	372,351	25%	(158,250)	27%	(122,489)	25%	91,612
Nextel Argentina	203,755	13%	(95,274)	16%	(44,654)	9%	63,827
Nextel Peru	89,371	6%	(46,466)	8%	(25,032)	5%	17,873
Corporate and other	1,382	—	(1,624)	—	(68,937)	14%	(69,179)
Intercompany eliminations	(551)	—	551	—	—	—	—

Total consolidated	$1,499,273	100%	$(594,752)	100%	$(489,448)	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Three Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
June 30, 2007	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
	(dollars in thousands)

Nextel Mexico	$432,785	55%	$(154,167)	49%	$(121,432)	46%	$157,186
Nextel Brazil	201,003	26%	(86,176)	27%	(67,963)	26%	46,864
Nextel Argentina	105,710	13%	(49,868)	16%	(23,776)	9%	32,066
Nextel Peru	45,618	6%	(23,908)	8%	(12,917)	5%	8,793
Corporate and other	817	—	(922)	—	(38,218)	14%	(38,323)
Intercompany eliminations	(267)	—	267	—	—	—	—

Total consolidated	$785,666	100%	$(314,774)	100%	$(264,306)	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Six Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
June 30, 2006	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
	(dollars in thousands)

Nextel Mexico	$617,917	57%	$(202,131)	48%	$(167,106)	47%	$248,680
Nextel Brazil	241,737	22%	(111,733)	27%	(83,949)	24%	46,055
Nextel Argentina	157,585	15%	(70,865)	17%	(39,956)	11%	46,764
Nextel Peru	66,463	6%	(34,216)	8%	(19,651)	5%	12,596
Corporate and other	1,369	—	(744)	—	(46,328)	13%	(45,703)
Intercompany eliminations	(371)	—	371	—	—	—	—

Total consolidated	$1,084,700	100%	$(419,318)	100%	$(356,990)	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Three Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
June 30, 2006	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
	(dollars in thousands)

Nextel Mexico	$312,811	56%	$(101,670)	47%	$(85,858)	46%	$125,283
Nextel Brazil	126,482	23%	(58,401)	27%	(44,338)	24%	23,743
Nextel Argentina	82,415	15%	(37,087)	17%	(21,098)	11%	24,230
Nextel Peru	34,095	6%	(17,794)	9%	(10,103)	5%	6,198
Corporate and other	829	—	(418)	—	(25,057)	14%	(24,646)
Intercompany eliminations	(203)	—	203	—	—	—	—

Total consolidated	$556,429	100%	$(215,167)	100%	$(186,454)	100%

A discussion of the results of operations for each of our reportable segments is provided below.

b.	Nextel Mexico

		% of		% of
		Nextel		Nextel
		Mexico’s		Mexico’s	Change from
	June 30,	Operating	June 30,	Operating	Previous Year
	2007	Revenues	2006	Revenues	Dollars	Percent
			(dollars in thousands)

Six Months Ended
Operating revenues
Service and other revenues	$822,317	99%	$605,297	98%	$217,020	36%
Digital handset and accessory revenues	10,648	1%	12,620	2%	(1,972)	(16)%

	832,965	100%	617,917	100%	215,048	35%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(171,776)	(21)%	(127,168)	(21)%	(44,608)	35%
Cost of digital handsets and accessories	(121,913)	(15)%	(74,963)	(12)%	(46,950)	63%

	(293,689)	(36)%	(202,131)	(33)%	(91,558)	45%
Selling and marketing expenses	(117,960)	(14)%	(90,880)	(15)%	(27,080)	30%
General and administrative expenses	(110,376)	(13)%	(76,226)	(12)%	(34,150)	45%

Segment earnings	310,940	37%	248,680	40%	62,260	25%
Management fee	(19,800)	(2)%	—	—	(19,800)	NM
Depreciation and amortization	(68,214)	(8)%	(44,819)	(7)%	(23,395)	52%

Operating income	222,926	27%	203,861	33%	19,065	9%
Interest expense, net	(29,312)	(4)%	(16,879)	(3)%	(12,433)	74%
Interest income	12,909	2%	15,995	3%	(3,086)	(19)%
Foreign currency transaction gains (losses), net	1,208	—	(3,542)	(1)%	4,750	(134)%
Other income (expense), net	2,260	—	(2,294)	—	4,554	(199)%

Income before income tax	$209,991	25%	$197,141	32%	$12,850	7%

		% of		% of
		Nextel		Nextel
		Mexico’s		Mexico’s	Change from
	June 30,	Operating	June 30,	Operating	Previous Year
	2007	Revenues	2006	Revenues	Dollars	Percent
			(dollars in thousands)

Three Months Ended
Operating revenues
Service and other revenues	$427,197	99%	$307,182	98%	$120,015	39%
Digital handset and accessory revenues	5,588	1%	5,629	2%	(41)	(1)%

	432,785	100%	312,811	100%	119,974	38%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(89,178)	(21)%	(64,951)	(21)%	(24,227)	37%
Cost of digital handsets and accessories	(64,989)	(15)%	(36,719)	(12)%	(28,270)	77%

	(154,167)	(36)%	(101,670)	(33)%	(52,497)	52%
Selling and marketing expenses	(63,715)	(15)%	(46,978)	(15)%	(16,737)	36%
General and administrative expenses	(57,717)	(13)%	(38,880)	(12)%	(18,837)	48%

Segment earnings	157,186	36%	125,283	40%	31,903	25%
Management fee	(9,900)	(2)%	—	—	(9,900)	NM
Depreciation and amortization	(35,043)	(8)%	(24,125)	(8)%	(10,918)	45%

Operating income	112,243	26%	101,158	32%	11,085	11%
Interest expense, net	(15,100)	(3)%	(7,820)	(3)%	(7,280)	93%
Interest income	5,726	1%	8,154	3%	(2,428)	(30)%
Foreign currency transaction gains (losses), net	5,858	1%	(2,191)	(1)%	8,049	NM
Other expense, net	(78)	—	(808)	—	730	(90)%

Income before income tax	$108,649	25%	$98,493	31%	$10,156	10%

NM-Not Meaningful

Nextel Mexico continues to be our largest and most profitable market segment, comprising 56% of our consolidated operating revenues for the six months ended June 30, 2007. During the six months ended June 30, 2007, Nextel Mexico experienced strong subscriber growth as a result of continued customer demand, selectively expanding coverage in new and existing markets and improving network quality and capacity. The corresponding increase in operating expenses was a result of increased costs incurred in connection with Nextel Mexico’s expansion efforts, including network, personnel and other expenses related to the launch of new markets, as well as the high level of subscriber growth throughout 2006 and the first half of 2007. Some of Nextel Mexico’s competitors have lowered prices for certain services and handsets, offered various incentives to larger customers to switch service providers, including reimbursement of cancellation fees, and offered bundled telecommunications services that include local, long distance and data services. Nextel Mexico is addressing these competitive actions through various responses, including aggressive commercial campaigns offering handsets to new and existing customers on terms that result in higher handset subsidies and offering more competitive rate plans, which have resulted in slightly lower average revenue per subscriber and slightly higher customer turnover in 2007 compared to 2006. In addition, Nextel Mexico’s segment earnings margin decreased primarily as a result of an increase in cost of digital handset and accessory revenues because of a 60% increase in handset sales realized in connection with the strong subscriber growth. We expect Nextel Mexico’s segment earnings margin to remain stable through the remainder of 2007.

During the first half of 2007, Nextel Mexico substantially completed its network expansion plans. Coverage expansion and network improvements resulted in capital expenditures totaling $156.8 million for the first half of 2007, which is a 46% share of consolidated capital expenditure investments. While we expect that Nextel Mexico will continue to represent a significant portion of our total capital expenditure investments in the future we expect its percentage of total capital expenditures to decrease now that its expansion plans are substantially complete. We expect subscriber growth in Mexico to continue as we take advantage of new markets launched during 2006 and 2007 as those markets begin to mature. In addition, as Nextel Mexico continues to expand its customer base in both new and existing markets and continues to address a more competitive sales environment, we expect that Nextel Mexico’s average revenue per subscriber may decline slightly in 2007 compared to 2006. We also expect Nextel Mexico to begin receiving some benefits from additional revenue streams, such as the Blackberry product and short messaging, later this year.

In accordance with accounting principles generally accepted in the United States, we translated Nextel Mexico’s results of operations using the average exchange rate for the six and three months ended June 30, 2007 and 2006. The average exchange rates of the Mexican peso for the six months ended June 30, 2007 depreciated against the U.S. dollar by 1% from the six months ended June 30, 2006. The average exchange rate of the Mexican peso for the three months ended June 30, 2007 appreciated against the U.S. dollar by 2% from the three months ended June 30, 2006. As a result, compared to 2006, the components of Nextel Mexico’s results of operations for the six months ended June 30, 2007 after translation into U.S. dollars reflect slightly lower increases than would have occurred if it were not for the impact of the depreciation of the peso. Conversely, compared to 2006, the components of Nextel Mexico’s results of operations for the three months ended June 30, 2007 after translation into U.S. dollars reflect slightly higher increases than would have occurred if it were not for the impact of the appreciation of the peso.

1.	Operating revenues

The $217.0 million, or 36%, and $120.0 million, or 39%, increases in service and other revenues from the six and three months ended June 30, 2006 to the same periods in 2007 are primarily due to 40% and 41% increases in the average number of digital handsets in service from the six and three months ended June 30, 2006 to the same periods in 2007 resulting from growth in Nextel Mexico’s existing markets, as well as the expansion of service coverage into new markets during 2006 and the first six months of 2007, partially offset by slight declines in average revenue per handset.

2.	Cost of revenues

The $44.6 million, or 35%, and $24.2 million, or 37%, increases in cost of service from the six and three months ended June 30, 2006 to the same periods in 2007 are principally due to the following:

•	$25.4 million, or 43%, and $13.4 million, or 44%, increases in interconnect costs generally resulting from 40% and 38% increases in interconnect system minutes of use, as well as an increase in the proportion of mobile-to-mobile minutes of use, which generally have higher per minute costs;

•	$10.5 million, or 23%, and $6.0 million, or 26%, increases in direct switch and transmitter and receiver site costs resulting from a 29% increase in the number of transmitter and receiver sites in service from June 30, 2006 to June 30, 2007; and

•	$5.8 million, or 32%, and $2.5 million, or 26%, increases in service and repair costs largely due to increased activity under Nextel Mexico’s handset maintenance program.

The $47.0 million, or 63%, and $28.3 million, or 77%, increases in cost of digital handsets and accessories from the six and three months ended June 30, 2006 to the same periods in 2007 are primarily due to 60% and 65% increases in handset sales, respectively, as well as increases in handset upgrades provided to current customers.

3.	Selling and marketing expenses

The $27.1 million, or 30%, and $16.7 million, or 36%, increases in selling and marketing expenses from the six and three months ended June 30, 2006 to the same periods in 2007 are primarily a result of the following:

•	$11.1 million, or 26%, and $6.4 million, or 29%, increases in indirect commissions primarily due to 50% and 56% increases in handset sales by Nextel Mexico’s outside dealers, partially offset by a decrease in indirect commission per handset sale resulting from a change in the mix of rate plans sold;

•	$9.3 million, or 36%, and $5.5 million, or 42%, increases in direct commissions and payroll expenses principally due to 78% and 81% increases in handset sales by Nextel Mexico’s sales personnel, partially offset by a decrease in direct commission per handset sale resulting from a change in the mix of rate plans sold; and

•	$5.6 million, or 29%, and $4.1 million, or 39%, increases in advertising costs largely due to the launch of new markets in connection with Nextel Mexico’s expansion plan, the launch of new rate plans and objectives to reinforce market awareness of the Nextel brand name.

4.	General and administrative expenses

The $34.2 million, or 45%, and $18.8 million, or 48%, increases in general and administrative expenses from the six and three months ended June 30, 2006 to the same periods in 2007 are largely a result of the following:

•	$14.9 million, or 60%, and $7.7 million, or 60%, increase in customer care expenses primarily due to an increase in payroll and employee related expenses caused by an increase in customer care personnel necessary to support a larger customer base, as well as an increase in the number of retail stores;

•	$12.4 million, or 37%, and $6.4 million, or 37%, increases in general corporate costs resulting from an increase in payroll and related expenses caused by more general and administrative personnel, higher business insurance expenses and increased facilities costs due to expansion into new markets; and

•	$5.2 million, or 67%, and $3.7 million, or 104%, increases in bad debt expense. Bad debt as a percentage of revenue increased from 1.26% for the six months ended June 30, 2006 to 1.56% for the same period in 2007 and from 1.13% for the three months ended June 30, 2006 to 1.67% for the same period in 2007. This increase resulted primarily from the introduction of certain rate plans that are available to customers with slightly higher credit risk. We expect bad debt as a percent of revenue to remain relatively stable through the remainder of 2007 and into 2008.

5.	Management fee

We charge a management fee to Nextel Mexico for its share of the corporate management services performed by us, which effective January 1, 2007, is being included in our segment reporting information. The management fee charged to Nextel Mexico was $19.8 million and $9.9 million for the six and three months ended June 30, 2007.

6.	Depreciation and amortization

The $23.4 million, or 52%, and $10.9 million, or 45%, increases in depreciation and amortization from the six and three months ended June 30, 2006 to the same periods in 2007 are primarily due to a 68% increase in Nextel Mexico’s property, plant and equipment in service resulting from the continued build-out of Nextel Mexico’s digital mobile network in connection with its expansion plan.

7.	Interest expense, net

Excluding $5.2 million and $2.8 million in interest on the management fee for the six and three months ended June 30, 2007 that was not recognized for segment reporting purposes in the prior year, Nextel Mexico’s interest expense increased $7.3 million, or 43%, and $4.5 million, or 58%, mostly due to decreases in capitalized interest related to a significant decrease in average construction-in-progress balances due to the substantial completion of its expansion plan, as well as an increase in interest incurred on its co-location capital leases resulting from an increase in the number of communication tower co-location agreements.

8.	Foreign currency transaction gains (losses), net

Foreign currency transaction gains of $1.2 million and $5.9 million for the six and three months ended June 30, 2007 are primarily due to the impact of an increase in the value of the Mexican peso on Nextel Mexico’s U.S. dollar-denominated liabilities.

Foreign currency transaction losses of $3.5 million and $2.2 million for the six and three months ended June 30, 2006 are mostly due to the relative weakening of the peso compared to the U.S. dollar on Nextel Mexico’s U.S. dollar-denominated liabilities.

9.	Other income (expense), net

The $4.6 million change in other expense, net, from the six months ended June 30, 2006 to the same period in 2007 primarily relates to the reversal of a contingent liability during the first quarter of 2007 and a reduction in realized losses on Nextel Mexico’s hedge of capital expenditures and handset purchases that we reclassify from accumulated other comprehensive loss.

c.	Nextel Brazil

		% of		% of
		Nextel		Nextel
		Brazil’s		Brazil’s	Change from
	June 30,	Operating	June 30,	Operating	Previous Year
	2007	Revenues	2006	Revenues	Dollars	Percent
	(dollars in thousands)

Six Months Ended
Operating revenues
Service and other revenues	$354,625	95%	$224,337	93%	$130,288	58%
Digital handset and accessory revenues	17,726	5%	17,400	7%	326	2%

	372,351	100%	241,737	100%	130,614	54%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(123,296)	(33)%	(77,785)	(32)%	(45,511)	59%
Cost of digital handsets and accessories	(34,954)	(9)%	(33,948)	(14)%	(1,006)	3%

	(158,250)	(42)%	(111,733)	(46)%	(46,517)	42%
Selling and marketing expenses	(49,620)	(13)%	(31,357)	(13)%	(18,263)	58%
General and administrative expenses	(72,869)	(20)%	(52,592)	(22)%	(20,277)	39%

Segment earnings	91,612	25%	46,055	19%	45,557	99%
Depreciation and amortization	(42,657)	(12)%	(25,527)	(11)%	(17,130)	67%

Operating income	48,955	13%	20,528	8%	28,427	138%
Interest expense, net	(14,342)	(4)%	(11,609)	(5)%	(2,733)	24%
Interest income	2,790	1%	1,585	1%	1,205	76%
Foreign currency transaction gains (losses), net	4,239	1%	(272)	—	4,511	NM
Other expense, net	(1,554)	—	(2,736)	(1)%	1,182	(43)%

Income before income tax	$40,088	11%	$7,496	3%	$32,592	NM

		% of		% of
		Nextel		Nextel
		Brazil’s		Brazil’s	Change from
	June 30,	Operating	June 30,	Operating	Previous Year
	2007	Revenues	2006	Revenues	Dollars	Percent
	(dollars in thousands)

Three Months Ended
Operating revenues
Service and other revenues	$191,411	95%	$117,647	93%	$73,764	63%
Digital handset and accessory revenues	9,592	5%	8,835	7%	757	9%

	201,003	100%	126,482	100%	74,521	59%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(67,299)	(34)%	(41,197)	(32)%	(26,102)	63%
Cost of digital handsets and accessories	(18,877)	(9)%	(17,204)	(14)%	(1,673)	10%

	(86,176)	(43)%	(58,401)	(46)%	(27,775)	48%
Selling and marketing expenses	(29,023)	(15)%	(16,188)	(13)%	(12,835)	79%
General and administrative expenses	(38,940)	(19)%	(28,150)	(22)%	(10,790)	38%

Segment earnings	46,864	23%	23,743	19%	23,121	97%
Depreciation and amortization	(22,888)	(11)%	(13,491)	(11)%	(9,397)	70%

Operating income	23,976	12%	10,252	8%	13,724	134%
Interest expense, net	(7,821)	(4)%	(6,040)	(5)%	(1,781)	29%
Interest income	1,485	1%	850	—	635	75%
Foreign currency transaction gains (losses), net	3,664	2%	(171)	—	3,835	NM
Other expense, net	(789)	(1)%	(1,745)	(1)%	956	(55)%

Income before income tax	$20,515	10%	$3,146	2%	$17,369	NM

NM-Not Meaningful

Over the last several years, Nextel Brazil’s subscriber base and segment earnings have increased as a result of a continued focus on customer service, the expansion of its digital mobile network and significant improvements in its operating cost structure. In addition to these factors, improvements in the Brazilian economy and increasing demand for its services have resulted in continued growth in existing markets and have led Nextel Brazil to make significant investments in order to expand its services into new markets. As this expansion has occurred, Nextel Brazil’s costs have declined as a percentage of operating revenues as Nextel Brazil has begun to realize scale benefits associated with its subscriber growth. Coverage expansion and network improvements resulted in capital expenditures totaling $127.0 million for the first half of 2007, which is a 37% share of consolidated capital expenditure investments. We believe that Nextel Brazil’s network expansion and quality improvements are contributing factors to our low consolidated customer turnover rate and our consolidated subscriber growth. Throughout the remainder of 2007, Nextel Brazil plans to continue to expand its digital mobile network and grow its subscriber base. In addition, in the second quarter of 2007, we decided to develop plans to further expand our network coverage in Brazil over the next two to three years.

In accordance with accounting principles generally accepted in the United States, we translated Nextel Brazil’s results of operations using the average exchange rate for the six and three months ended June 30, 2007, which appreciated against the U.S. dollar by 7% and 10% from the same periods in 2006. As a result, the components of Nextel Brazil’s results of operations for the six and three months ended June 30, 2007 after translation into U.S. dollars reflect higher increases than would have occurred if it were not for the impact of the appreciation in the average value of the Brazilian real.

1.	Operating revenues

The $130.3 million, or 58%, and $73.8 million, or 63%, increases in service and other revenues from the six and three months ended June 30, 2006 to the same periods in 2007 are primarily a result of 42% increases in the average number of digital handsets in service resulting from growth in Nextel Brazil’s existing markets, and the expansion of service coverage into new markets in connection with our balanced growth and expansion objectives, as well as increases in local currency-based average revenue per subscriber.

2.	Cost of revenues

The $45.5 million, or 59%, and $26.1 million, or 63%, increases in cost of service from the six and three months ended June 30, 2006 to the same periods in 2007 are primarily due to the following:

•	$28.4 million, or 79%, and $16.8 million, or 89%, increases in interconnect costs resulting from 51% and 53% increases in interconnect minutes of use, as well as an increase in the proportion of mobile-to-mobile minutes of use, which generally have higher per minute costs; and

•	$12.6 million, or 43%, and $6.6 million, or 43%, increases in direct switch and transmitter and receiver site costs, including spectrum license fees, resulting from a 22% increase in the number of transmitter and receiver sites in service from June 30, 2006 to June 30, 2007 and increases in cost per site.

3.	Selling and marketing expenses

The $18.3 million, or 58%, and $12.8 million, or 79%, increases in selling and marketing expenses from the six and three months ended June 30, 2006 to the same periods in 2007 are principally due to the following:

•	$7.8 million, or 50%, and $4.9 million, or 61%, increases in payroll expenses and direct commissions largely as a result of 45% and 49% increases in handset sales by Nextel Brazil’s internal sales force and 37% increases in selling and marketing personnel necessary to support continued sales growth;

•	$5.4 million, or 69%, and $3.5 million, or 83%, increases in indirect commissions resulting from 44% and 50% increases in handset sales through Nextel Brazil’s external sales channels, as well as increases in indirect commissions earned per handset sale resulting from premiums paid on sales exceeding pre-established thresholds; and

•	$4.7 million, or 74%, and $4.3 million, or 132%, increases in advertising expenses resulting from the launch of new markets in connection with Nextel Brazil’s expansion plan, Nextel Brazil’s sponsorship of the Copa Nextel Stock Car series, a professional racecar event, and its continued print and media campaigns for various products and services, including the launch of Blackberry services.

4.	General and administrative expenses

The $20.3 million, or 39%, and $10.8 million, or 38%, increases in general and administrative expenses from the six and three months ended June 30, 2006 to the same periods in 2007 are primarily a result of the following:

•	$7.3 million, or 55%, and $4.2 million, or 61%, increases in revenue-based taxes that we report on a gross basis as both service and other revenues and general and administrative expenses, primarily due to the 54% and 59% increases in Nextel Brazil’s operating revenues;

•	$6.0 million, or 39%, and $3.3 million, or 41%, increases in customer care expenses resulting from increases in customer care personnel necessary to support a larger customer base, as well as increases in various facilities expenses;

•	$4.3 million, or 31%, and $1.8 million, or 24%, increases in general corporate and facilities costs primarily resulting from an increase in general and administrative personnel; and

•	$2.3 million, or 52%, and $1.2 million, or 54%, increases in information technology expenses related to the expansion of Nextel Brazil’s network and its growing subscriber base.

5.	Depreciation and amortization

The $17.1 million, or 67%, and $9.4 million, or 70%, increases in depreciation and amortization from the six and three months ended June 30, 2006 to the same periods in 2007 are primarily due to a 73% increase in Nextel Brazil’s property, plant and equipment in service from June 30, 2006 to June 30, 2007 resulting from the continued build-out of Nextel Brazil’s digital mobile network.

6.	Interest expense, net

The $2.7 million, or 24%, and $1.8 million, or 29%, increases in net interest expense are primarily the result of decreases in capitalized interest related to a decrease in average construction-in-progress balances, as well as increases in interest incurred on Nextel Brazil’s towers financing transactions and capital lease obligations primarily due to increases in both the number of towers financed and the number of capital leases.

7.	Foreign currency transaction gains (losses), net

Foreign currency transaction gains of $4.2 million and $3.7 million for the six and three months ended June 30, 2007 are primarily due to the strengthening of the Brazil real relative to the U.S. dollar on Nextel Brazil’s U.S. dollar-denominated liabilities, primarily its intercompany payables.

d.	Nextel Argentina

		% of		% of
		Nextel		Nextel
		Argentina’s		Argentina’s	Change from
	June 30,	Operating	June 30,	Operating	Previous Year
	2007	Revenues	2006	Revenues	Dollars	Percent
	(dollars in thousands)

Six Months Ended
Operating revenues
Service and other revenues	$188,101	92%	$146,944	93%	$41,157	28%
Digital handset and accessory revenues	15,654	8%	10,641	7%	5,013	47%

	203,755	100%	157,585	100%	46,170	29%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(70,720)	(35)%	(51,630)	(33)%	(19,090)	37%
Cost of digital handsets and accessories	(24,554)	(12)%	(19,235)	(12)%	(5,319)	28%

	(95,274)	(47)%	(70,865)	(45)%	(24,409)	34%
Selling and marketing expenses	(15,131)	(7)%	(12,815)	(8)%	(2,316)	18%
General and administrative expenses	(29,523)	(15)%	(27,141)	(17)%	(2,382)	9%

Segment earnings	63,827	31%	46,764	30%	17,063	36%
Depreciation and amortization	(14,868)	(7)%	(7,495)	(5)%	(7,373)	98%

Operating income	48,959	24%	39,269	25%	9,690	25%
Interest expense, net	(1,124)	(1)%	(1,449)	(1)%	325	(22)%
Interest income	2,037	1%	1,114	1%	923	83%
Foreign currency transaction gains, net	306	—	405	—	(99)	(24)%
Other income, net	1,577	1%	229	—	1,348	NM

Income before income tax	$51,755	25%	$39,568	25%	$12,187	31%

		% of		% of
		Nextel		Nextel
		Argentina’s		Argentina’s	Change from
	June 30,	Operating	June 30,	Operating	Previous Year
	2007	Revenues	2006	Revenues	Dollars	Percent
	(dollars in thousands)

Three Months Ended
Operating revenues
Service and other revenues	$96,968	92%	$76,681	93%	$20,287	26%
Digital handset and accessory revenues	8,742	8%	5,734	7%	3,008	52%

	105,710	100%	82,415	100%	23,295	28%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(36,520)	(34)%	(26,802)	(33)%	(9,718)	36%
Cost of digital handsets and accessories	(13,348)	(13)%	(10,285)	(12)%	(3,063)	30%

	(49,868)	(47)%	(37,087)	(45)%	(12,781)	34%
Selling and marketing expenses	(8,042)	(8)%	(6,876)	(9)%	(1,166)	17%
General and administrative expenses	(15,734)	(15)%	(14,222)	(17)%	(1,512)	11%

Segment earnings	32,066	30%	24,230	29%	7,836	32%
Depreciation and amortization	(7,626)	(7)%	(1,917)	(2)%	(5,709)	298%

Operating income	24,440	23%	22,313	27%	2,127	10%
Interest expense, net	(630)	—	(934)	(1)%	304	(33)%
Interest income	1,138	1%	580	1%	558	96%
Foreign currency transaction (losses) gains, net	(170)	—	132	—	(302)	(229)%
Other income, net	1,330	1%	—	—	1,330	NM

Income before income tax	$26,108	25%	$22,091	27%	$4,017	18%

NM-Not Meaningful

In accordance with accounting principles generally accepted in the United States, we translated Nextel Argentina’s results of operations using the average exchange rates for the six and three months ended June 30, 2007 and 2006. The average exchange rates of the Argentine peso for the six and three months ended June 30, 2007 depreciated against the U.S. dollar by 1% from the same periods in 2006. As a result, the components of Nextel Argentina’s results of operations for the six and three months ended June 30, 2007 after translation into U.S. dollars reflect slightly lower increases than would have occurred if it were not for the impact of the depreciation in the average value of the peso.

1.	Operating revenues

The $41.2 million, or 28%, and $20.3 million, or 26%, increases in service and other revenues from the six and three months ended June 30, 2006 to the same periods in 2007 are primarily a result of the following:

•	29% increases in the average number of digital handsets in service, resulting primarily from growth in Nextel Argentina’s existing markets; and

•	$4.9 million, or 34%, and $2.5 million, or 33%, increases in revenues generated from Nextel Argentina’s handset maintenance program due to a growth in the number of Nextel Argentina’s customers that are utilizing this program.

2.	Cost of revenues

The $19.1 million, or 37%, and $9.7 million, or 36%, increases in cost of service from the six and three months ended June 30, 2006 to the same periods in 2007 are principally a result of the following:

•	$8.7 million, or 31%, and $4.3 million, or 29%, increases in interconnect costs largely as a result of 19% increases in interconnect system minutes of use, as well as an increase in the proportion of mobile-to-mobile minutes of use, which generally have higher per minute costs;

•	$6.6 million, or 60%, and $3.1 million, or 54%, increases in service and repair costs largely due to increased activity under Nextel Argentina’s handset maintenance program; and

•	$3.2 million, or 26%, and $1.6 million, or 26%, increases in direct switch and transmitter and receiver site costs, including spectrum license fees, due to a 16% increase in the number of transmitter and receiver sites in service from June 30, 2006 to June 30, 2007, as well as increases in rental costs and municipal taxes per site.

The $5.3 million, or 28%, and $3.1 million, or 30%, increases in cost of digital handset and accessory sales from the six and three months ended June 30, 2006 to the same periods in 2007 are primarily due to 25% and 22% increases in handset sales, as well as 31% and 36% increases in handset upgrades.

3.	Selling and marketing expenses

The $2.3 million, or 18%, and $1.2 million, or 17%, increases in selling and marketing expenses from the six and three months ended June 30, 2006 to the same periods in 2007 are primarily due to $1.7 million, or 32%, and $1.0 million, or 36%, increases in indirect commissions principally resulting from 33% and 29% increases in handset sales obtained through Nextel Argentina’s external sales channels.

4.	General and administrative expenses

The $2.4 million, or 9%, and $1.5 million, or 11%, increases in general and administrative expenses from the six and three months ended June 30, 2006 to the same periods in 2007 are largely a result of $1.8 million, or 32%, and $0.9 million, or 29%, increases in customer care expenses resulting from an increase in customer care personnel necessary to support a larger customer base.

5.	Depreciation and amortization

The $7.4 million, or 98%, and $5.7 million, or 298%, increases in depreciation and amortization from the six and three months ended June 30, 2006 to the same periods in 2007 are primarily due to 33% increases in Nextel Argentina’s property, plant and equipment in service.

e.	Nextel Peru

		% of		% of
		Nextel		Nextel
		Peru’s		Peru’s	Change from
	June 30,	Operating	June 30,	Operating	Previous Year
	2007	Revenues	2006	Revenues	Dollars	Percent
	(dollars in thousands)

Six Months Ended
Operating revenues
Service and other revenues	$83,490	93%	$62,629	94%	$20,861	33%
Digital handset and accessory revenues	5,881	7%	3,834	6%	2,047	53%

	89,371	100%	66,463	100%	22,908	34%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(32,635)	(37)%	(22,206)	(33)%	(10,429)	47%
Cost of digital handsets and accessories	(13,831)	(15)%	(12,010)	(18)%	(1,821)	15%

	(46,466)	(52)%	(34,216)	(51)%	(12,250)	36%
Selling and marketing expenses	(9,323)	(10)%	(7,844)	(12)%	(1,479)	19%
General and administrative expenses	(15,709)	(18)%	(11,807)	(18)%	(3,902)	33%

Segment earnings	17,873	20%	12,596	19%	5,277	42%
Depreciation and amortization	(10,884)	(12)%	(5,343)	(8)%	(5,541)	104%

Operating income	6,989	8%	7,253	11%	(264)	(4)%
Interest expense, net	(67)	—	(72)	—	5	(7)%
Interest income	341	—	560	1%	(219)	(39)%
Foreign currency transaction gains, net	54	—	50	—	4	8%
Other income, net	1	—	—	—	1	NM

Income before income tax	$7,318	8%	$7,791	12%	$(473)	(6)%

		% of		% of
		Nextel		Nextel
		Peru’s		Peru’s	Change from
	June 30,	Operating	June 30,	Operating	Previous Year
	2007	Revenues	2006	Revenues	Dollars	Percent
	(dollars in thousands)

Three Months Ended
Operating revenues
Service and other revenues	$42,555	93%	$32,113	94%	$10,442	33%
Digital handset and accessory revenues	3,063	7%	1,982	6%	1,081	55%

	45,618	100%	34,095	100%	11,523	34%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(16,745)	(37)%	(11,647)	(34)%	(5,098)	44%
Cost of digital handsets and accessories	(7,163)	(16)%	(6,147)	(18)%	(1,016)	17%

	(23,908)	(53)%	(17,794)	(52)%	(6,114)	34%
Selling and marketing expenses	(5,173)	(11)%	(4,321)	(13)%	(852)	20%
General and administrative expenses	(7,744)	(17)%	(5,782)	(17)%	(1,962)	34%

Segment earnings	8,793	19%	6,198	18%	2,595	42%
Depreciation and amortization	(5,596)	(12)%	(2,833)	(8)%	(2,763)	98%

Operating income	3,197	7%	3,365	10%	(168)	(5)%
Interest expense, net	(30)	—	(36)	—	6	(17)%
Interest income	144	—	269	1%	(125)	(46)%
Foreign currency transaction gains, net	10	—	9	—	1	11%
Other income, net	1	—	—	—	1	NM

Income before income tax	$3,322	7%	$3,607	11%	$(285)	(8)%

NM-Not Meaningful

Because the U.S. dollar is the functional currency in Peru, Nextel Peru’s results of operations are not significantly impacted by changes in the U.S. dollar to Peruvian sol exchange rate.

1.	Operating revenues

The $20.9 million, or 33%, and $10.4 million, or 33%, increases in service and other revenues from the six and three months ended June 30, 2006 to the same periods in 2007 are primarily due to 37% and 36% increases in the average number of digital handsets in service, partially offset by decreases in average revenue per handset mainly resulting from lower rate plans implemented in response to increased competition.

2.	Cost of revenues

The $10.4 million, or 47%, and $5.1 million, or 44%, increases in cost of service from the six and three months ended June 30, 2006 to the same periods in 2007 are largely a result of the following:

•	$7.3 million, or 53%, and $3.3 million, or 46%, increases in interconnect costs largely as a result of 37% and 31% increases in interconnect minutes of use, as well as an increase in the proportion of mobile-to-mobile minutes of use, which generally have higher per minute costs; and

•	$1.6 million, or 30%, and $0.8 million, or 29%, increases in direct switch and transmitter and receiver site costs due to a 16% increase in the number of transmitter and receiver sites in service from June 30, 2006 to June 30, 2007.

The $1.8 million, or 15%, and $1.0 million, or 17%, increases in cost of digital handsets and accessories from the six and three months ended June 30, 2006 to the same periods in 2007 are largely a result of 25% and 24% increases in handset sales.

3.	Selling and marketing expenses

The $1.5 million, or 19%, and $0.9 million, or 20%, increases in selling and marketing expenses from the six and three months ended June 30, 2006 to the same periods in 2007 are primarily due to $1.0 million, or 24%, and $0.5 million, or 24%, increases in direct commissions and payroll expenses principally due to 16% and 8% increases in handset sales by Nextel Peru’s sales personnel.

4.	General and administrative expenses

The $3.9 million, or 33%, and $2.0 million, or 34%, increases in general and administrative expenses from the six and three months ended June 30, 2006 to the same periods in 2007 are primarily due to the following:

•	$1.3 million, or 30%, and $0.8 million, or 34%, increases in general corporate costs due to increases in general and administrative personnel necessary to support an increase in information technology infrastructure associated with the continued expansion of Nextel Peru’s business;

•	$1.0 million, or 22%, and $0.6 million, or 24%, increases in customer care expenses primarily due to increases in customer care and billing operations personnel caused by the need to support a growing customer base; and

•	$0.9 million, or 251%, and $0.2 million, or 147%, increases in bad debt expenses. Bad debt as a percentage of revenue increased from 0.52% for the six months ended June 30, 2006 to 1.35% for the same period in 2007 and from 0.49% for the three months ended June 30, 2006 to 0.90% for the same period in 2007, resulting from the introduction of certain rate plans that are available to customers with slightly higher credit risk.

5.	Depreciation and amortization

The $5.5 million, or 104%, and $2.8 million, or 98%, increases in depreciation and amortization from the six and three months ended June 30, 2006 to the same periods in 2007 are primarily due to increased depreciation resulting from a 61% increase in Nextel Peru’s property, plant and equipment, as well as additional depreciation related to the early retirement of certain network equipment.

f.	Corporate and other

		% of		% of
		Corporate		Corporate
		and other		and other	Change from
	June 30,	Operating	June 30,	Operating	Previous Year
	2007	Revenues	2006	Revenues	Dollars	Percent
			(dollars in thousands)

Six Months Ended
Operating revenues
Service and other revenues	$1,382	100%	$1,369	100%	$13	1%
Digital handset and accessory revenues	—	—	—	—	—	—

	1,382	100%	1,369	100%	13	1%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(1,064)	(77)%	(744)	(54)%	(320)	43%
Cost of digital handsets and accessories	(560)	(41)%	—	—	(560)	NM

	(1,624)	(118)%	(744)	(54)%	(880)	118%
Selling and marketing expenses	(4,744)	NM	(3,240)	(237)%	(1,504)	46%
General and administrative expenses	(64,193)	NM	(43,088)	NM	(21,105)	49%

Segment losses	(69,179)	NM	(45,703)	NM	(23,476)	51%
Management fee	19,800	NM	—	—	19,800	NM
Depreciation and amortization	(3,270)	(237)%	(1,709)	(125)%	(1,561)	91%

Operating loss	(52,649)	NM	(47,412)	NM	(5,237)	11%
Interest expense, net	(14,335)	NM	(12,485)	NM	(1,850)	15%
Interest income	12,279	NM	6,531	NM	5,748	88%
Foreign currency transaction losses, net	(8)	(1)%	(124)	(9)%	116	(94)%
Other expense, net	(1,651)	(119)%	(787)	(57)%	(864)	110%

Loss before income tax	$(56,364)	NM	$(54,277)	NM	$(2,087)	4%

		% of		% of
		Corporate		Corporate
		and other		and other	Change from
	June 30,	Operating	June 30,	Operating	Previous Year
	2007	Revenues	2006	Revenues	Dollars	Percent
			(dollars in thousands)

Three Months Ended
Operating revenues
Service and other revenues	$817	100%	$829	100%	$(12)	(1)%
Digital handset and accessory revenues	—	—	—	—	——

	817	100%	829	100%	(12)	(1)%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(570)	(70)%	(418)	(50)%	(152)	36%
Cost of digital handsets and accessories	(352)	(43)%	—	—	(352)	NM

	(922)	(113)%	(418)	(50)%	(504)	121%
Selling and marketing expenses	(2,403)	(294)%	(1,932)	(233)%	(471)	24%
General and administrative expenses	(35,815)	NM	(23,125)	NM	(12,690)	55%

Segment losses	(38,323)	NM	(24,646)	NM	(13,677)	55%
Management fee	9,900	NM	—	—	9,900	NM
Depreciation and amortization	(1,634)	(200)%	(955)	(115)%	(679)	71%

Operating loss	(30,057)	NM	(25,601)	NM	(4,456)	17%
Interest expense, net	(8,872)	NM	(6,226)	NM	(2,646)	42%
Interest income	8,095	NM	3,308	399%	4,787	145%
Foreign currency transaction losses, net	(31)	(4)%	(121)	(15)%	90	(74)%
Other expense, net	(1,658)	(203)%	(671)	(81)%	(987)	(147)%

Loss before income tax	$(32,523)	NM	$(29,311)	NM	$(3,212)	11%

NM-Not Meaningful

For the six and three months ended June 30, 2007, corporate and other operating revenues and cost of revenues primarily represent the results of both digital and analog operations reported by Nextel Chile as a result of the launch of digital services in Chile during the fourth quarter of 2006. We plan to significantly expand and enhance our network in Chile over the next several years, which will require additional investments in capital expenditures and will likely result in a modest level of start-up losses. For the six and three months ended June 30, 2006, corporate and other operating revenues and cost of revenues primarily represent the results of analog operations reported by Nextel Chile.

1.	General and administrative expenses

The $21.1 million, or 49%, and $12.7 million, or 55%, increases in general and administrative expenses from the six and three months ended June 30, 2006 to the six and three months ended June 30, 2007 are primarily due to $8.9 million and $5.1 million increases in stock option expense, $3.0 million and $0.4 million increases in share-based payment expense for restricted stock, increases in corporate payroll and related expenses and increases in outside service costs, specifically for consulting services.

2.	Management fee

For the six and three months ended June 30, 2007, we charged management fees of $19.8 million and $9.9 million to Nextel Mexico for services rendered by corporate management. Although we have been charging this fee to Nextel Mexico for several years, we began reporting this management fee as a separate line item in our segment reporting information beginning January 1, 2007.

3.	Interest expense, net

The $1.9 million, or 15%, and $2.6 million, or 42%, increases in net interest expense from the six and three months ended June 30, 2006 to the six and three months ended June 30, 2007 are substantially the result of interest related to our 3.125% convertible notes that we issued in the second quarter of 2007.

4.	Interest income

The $5.7 million, or 88%, and $4.8 million, or 145%, increases in interest income from the six and three months ended June 30, 2006 to the same periods in 2007 are primarily due to interest earned on the proceeds received from the issuance of our 3.125% convertible notes in the second quarter of 2007.

Liquidity and Capital Resources

We had a working capital surplus of $1,533.9 million as of June 30, 2007, an $893.9 million increase compared to the working capital surplus of $640.0 million as of December 31, 2006. The increase in working capital, which is defined as total current assets less total current liabilities, primarily resulted from $1,177.2 million in net cash proceeds we received from the issuance of $1,200.0 million in 3.125% convertible notes, partially offset by $330.0 million in cash we used to purchase shares of our common stock.

We recognized net income of $168.2 million and $84.1 million for the six and three months ended June 30, 2007 and $120.9 million and $55.9 million for the six and three months ended June 30, 2006. During the six and three months ended June 30, 2007 and 2006, our operating revenues more than offset our operating expenses, excluding depreciation and amortization, and cash capital expenditures.

Cash Flows

Our operating activities provided us with $227.9 million of cash during the six months ended June 30, 2007, a $66.4 million, or 41%, increase compared to the six months ended June 30, 2006. This increase in generation of cash is primarily due to higher operating income resulting from our profitable growth strategy, partially offset by a significant increase in working capital investments, due to the continued growth of our business, and cash we paid for income taxes due to higher levels of book income, primarily in Mexico.

We used $377.3 million of cash in our investing activities during the six months ended June 30, 2007, a $105.2 million, or 39%, increase from the six months ended June 30, 2006 primarily due to increased capital expenditures and acquisition costs. Cash capital expenditures increased $95.3 million from $265.8 million during the six months ended June 30, 2006 to $361.1 million during the six months ended June 30, 2007, primarily due to the continued build-out of our digital mobile networks. We paid $15.4 million in cash for acquisitions and purchases of spectrum licenses during the six months ended June 30, 2007 compared to $1.7 million during the six months ended June 30, 2006 primarily due to Nextel Brazil’s renewal of licenses for 11,900 channels of 800 MHz spectrum during the first quarter of 2007.

Our financing activities provided us with $923.7 million of cash during the six months ended June 30, 2007, an $811.8 million increase from the six months ended June 30, 2006, primarily due to a $1,200.0 million in cash received from the issuance of our 3.125% convertible notes and a $32.9 million increase in cash received from stock option exercises, partially offset by $330.0 million in cash used for the repurchase of our common stock and $59.4 million in borrowings under our syndicated loan facility in 2006.

Future Capital Needs and Resources

Capital Resources.  Our ongoing capital resources depend on a variety of factors, including our existing cash and cash equivalents balances, cash flows generated by our operating companies and external financial sources that may be available. As of June 30, 2007, our capital resources included $1,482.2 million of cash and cash equivalents. Our ability to generate sufficient net cash from our operating activities is dependent upon, among other things:

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

The following table sets forth the amounts and timing of contractual payments for our most significant contractual obligations determined as of June 30, 2007. The information in the table reflects future unconditional payments and is based upon, among other things, the current terms of the relevant agreements, appropriate classification of items under accounting principles generally accepted in the United States that are currently in effect and certain assumptions, such as future interest rates. Future events could cause actual payments to differ significantly from these amounts. See “Forward Looking Statements.” Except as required by law, we disclaim any obligation to modify or update the information contained in the table.

	Payments due by period
	Less than			More than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(in thousands)

Convertible notes(1)	$55,750	$111,500	$1,311,500	$969,688	$2,448,438
Tower financing obligations(1)	42,264	84,523	84,516	262,836	474,139
Mexico syndicated loan facility(1)	63,689	122,559	168,877	—	355,125
Capital lease obligations(2)	11,913	24,547	23,921	101,965	162,346
Spectrum fees(3)	13,839	27,677	27,677	172,982	242,175
Spectrum license financing(4)	2,117	4,233	4,233	2,116	12,699
Operating leases(5)	99,742	173,923	125,162	160,608	559,435
Purchase obligations(6)	570,013	53,169	39,744	—	662,926
Other long-term obligations(7)	5,950	16,890	15,616	159,234	197,690

Total contractual commitments	$865,277	$619,021	$1,801,246	$1,829,429	$5,114,973

(1)	These amounts include estimated principal and interest payments over the full term of the obligation based on our expectations as to future interest rates, assuming the current payment schedule. The future payments due for convertible notes include the amounts previously due as of June 30, 2007 under the $300.0 million principal amount of our 2.875% convertible notes that were tendered in July 2007.

(2)	These amounts represent principal and interest payments due under our co-location agreements to American Tower and our existing corporate aircraft lease. The amounts related to our existing aircraft lease exclude amounts that are contingently due in the event of our default under the lease, but do include remaining amounts due under the letter of credit provided for our new corporate aircraft.

(3)	These amounts do not include variable fees based on certain operating revenues and are subject to increases in the Mexican Consumer Pricing Index.

(4)	These amounts represent payments related to spectrum license financing in Brazil.

(5)	These amounts principally include future lease costs related to our transmitter and receiver sites and switches and office facilities.

(6)	These amounts include maximum contractual purchase obligations under various agreements with our vendors, as well as estimated payments related to spectrum obligations in Argentina.

(7)	These amounts include our current estimates of asset retirement obligations based on our expectations as to future retirement costs, inflation rates and timing of retirements, as well as amounts related to our FIN 48 liabilities.

Capital Expenditures.  Our capital expenditures, including capitalized interest, were $341.4 million for the six months ended June 30, 2007 compared to $326.9 million for the six months ended June 30, 2006. Almost half of our total capital investment was attributable to our network site upgrades for additional capacity and improved quality related to our expected growth in existing markets. Our capital expenditures related to the expansion of our coverage areas as a percentage of our total capital expenditures is significantly lower than the levels we invested during the same period last year, and we expect this trend to continue. In the future, we expect to finance our capital spending using the most effective combination of cash from operations, cash on hand and proceeds from external financing that may become available. Our capital spending is expected to be driven by several factors, including:

•	the expansion of the coverage of our digital mobile networks to new market areas, primarily in Brazil and Chile;

•	the construction of additional transmitter and receiver sites to increase system capacity and maintain system quality and the installation of related switching equipment in some of our existing market coverage areas;

•	the enhancement of our digital mobile network coverage around some major market areas;

•	future minimum build-out requirements related to spectrum that we acquired or are in the process of acquiring in Mexico, Argentina and Peru;

•	potential funding of future technology initiatives; and

•	non-network related information technology projects.

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

Future Outlook.  We believe that our current business plan, which includes significant network expansions in Brazil and Chile, will not require any additional external funding, and we will be able to operate and grow our business while servicing our debt obligations using a combination of cash on hand and funds generated by our business. We may, nonetheless, elect to meet a portion of our funding needs with funds provided from external sources in order to implement a more efficient capital structure or benefit from financing that is available on favorable terms. Our revenues are primarily denominated in foreign currencies. We expect that if current foreign currency exchange rates do not significantly adversely change, we will continue to generate net income for the foreseeable future. See “Forward Looking Statements.”

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

Effect of New Accounting Standards

In June 2006, the Financial Accounting Standards Board, or the FASB, ratified the consensus of the Emerging Issues Task Force, or EITF, on Issue 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation),” or EITF 06-3. EITF 06-3 states that a company should disclose its accounting policy (gross or net presentation) regarding presentation of sales and other similar taxes. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. EITF 06-3 is effective for financial reports in interim and annual reporting periods beginning after December 15, 2006. We currently disclose our policy with regard to these types of taxes in our revenue recognition policy; however we do not consider the amounts of these taxes significant for disclosure. Therefore, the adoption of EITF 06-3 did not have a material impact on our consolidated financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurement,” or SFAS 157, which provides guidance for using fair value to measure assets and liabilities when required for recognition or disclosure purposes. SFAS 157 is intended to make the measurement of fair value more consistent and comparable and improve disclosures about these measures. Specifically, SFAS 157 (1) clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability, (2) establishes a fair value hierarchy that prioritizes the information used to develop those assumptions, (3) clarifies the information required to be used to measure fair value, (4) determines the frequency of fair value measures and (5) requires companies to make expanded disclosures about the methods and assumptions used to measure fair value and the fair value measurement’s effect on earnings. However, SFAS 157 does not expand the use of fair value to any new circumstances or determine when fair value should be used in the financial statements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with some exceptions. SFAS 157 is to be applied prospectively as of the first interim period for the fiscal year in which it is initially adopted, except for a limited form of retrospective application for some specific items. We are currently evaluating the impact that SFAS 157 may have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that SFAS No. 159 may have on our consolidated financial statements.

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

We enter into derivative transactions only for hedging or risk management purposes. We have not and will not enter into any derivative transactions for speculative or profit generating purposes. In the past, Nextel Mexico entered into hedge arrangements to reduce its foreign currency transaction risk associated with a portion of its U.S. dollar-forecasted capital expenditures and handset purchases. As of June 30, 2007, we have not entered into any derivative transactions to hedge our foreign currency transaction risk during 2007 or any future period.

Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. As of June 30, 2007, $2,162.3 million, or 91%, of our total consolidated debt was fixed rate debt, and the remaining $210.3 million, or 9%, of our total consolidated debt was variable rate debt. In July 2005, Nextel Mexico entered into an interest rate swap agreement to hedge the variability of future cash flows associated with the $31.0 million Mexican peso-denominated variable interest rate portion of its $250.0 million syndicated loan facility. Under the interest rate swap, Nextel Mexico agreed to exchange the difference between the variable Mexican reference rate, TIIE, and a fixed interest rate, based on a notional amount of $31.4 million. The interest rate swap fixed the amount of interest expense associated with this portion of the Mexico syndicated loan facility effective August 31, 2005.

The table below presents principal amounts, related interest rates by year of maturity and aggregate amounts as of June 30, 2007 for our fixed rate debt obligations, including our convertible notes, our syndicated loan facility in

Mexico and our tower financing obligations, the notional amounts of our purchased call options and written put options and the fair value of our interest rate swap.

This table includes the amounts previously due as of June 30, 2007 under the $300.0 million principal amount of our 2.875% convertible notes that were tendered in July 2007. We determined the fair values included in this section based on:

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

	Year of Maturity						June 30, 2007		December 31, 2006
	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total	Fair Value	Total	Fair Value
	(dollars in thousands)

Long-Term Debt:
Fixed Rate (US$)	$1,393	$1,781	$1,872	$1,885	$1,201,450	$669,192	$1,877,573	$2,780,196	$678,202	$1,258,202
Average Interest Rate	10.0%	10.0%	10.0%	10.0%	3.1%	3.0%	3.1%		3.1%
Fixed Rate (MP)	$27,181	$40,573	$23,155	$5,882	$6,971	$92,207	$195,969	$195,969	$189,867	$189,867
Average Interest Rate	12.1%	11.9%	12.5%	16.7%	16.7%	16.4%	14.5%		14.4%
Fixed Rate (BR)	$3,038	$3,379	$3,813	$4,384	$5,129	$68,987	$88,730	$88,730	$75,589	$75,589
Average Interest Rate	17.5%	18.4%	19.3%	20.2%	21.1%	25.9%	24.5%		25.5%
Variable Rate (US$)	$—	$—	$—	$156,600	$—	$—	$156,600	$156,600	$156,600	$156,600
Average Interest Rate	—	—	—	6.6%	—	—	6.6%		6.7%
Variable Rate (MP)	$16,250	$25,000	$12,501	$—	$—	$—	$53,751	$53,751	$57,423	$57,423
Average Interest Rate	8.5%	8.5%	8.5%	—	—	—	8.5%		8.5%
Interest Rate Swap:
Variable to Fixed	$8,587	$13,210	$6,605	$—	$—	$—	$28,402	$(867)	$29,128	$(1,406)
Average Pay Rate	10.8%	10.8%	10.8%	—	—	—	10.8%		10.8%
Average Receive Rate	8.5%	8.5%	8.5%	—	—	—	8.5%		8.5%

Item 4.	Controls and Procedures.

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

For information on our various loss contingencies, see Note 5 to our condensed consolidated financial statements above.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our 2006 annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) On May 29, 2007, our Board of Directors authorized, and we announced, a new program to repurchase shares of our common stock for cash. The Board approved the repurchase of shares having an aggregate market value of up to $500.0 million, depending on market conditions and other factors. The program has no specific end date. The following table presents details of our repurchases during the three months ended June 30, 2007:

Approximate Dollar
			Total Number of	Value of Shares That
			Shares Purchased as	May Yet Be
	Total Number of	Average Price	Part of Publicly	Purchased Under the
Period	Shares Purchased	Per Share	Announced Plan	Plan

April 1, 2007 – April 30, 2007	—	$—	—
May 1, 2007 – May 31, 2007	—	—	—
June 1, 2007 – June 30, 2007	4,043,725	81.60	4,043,725

Total	4,043,725	81.60	4,043,725	$170,039,910

Item 4.	Submission of Matters to a Vote of Security Holders

(a) Our Annual Meeting of Stockholders was held on Wednesday, May, 16, 2007.

(c) The common stockholders voted for the election of three directors to serve for terms of three years each, expiring on the date of the annual meeting in 2010 or until their successors are elected. The results of the voting in these elections are set forth below:

		Votes	Broker Non
Nominee	Votes For	Withheld	Votes

John Donovan	94,209,702	55,747,598	N/A
Steven P. Dussek	106,902,306	43,054,994	N/A
Steven M. Shindler	143,752,555	6,204,745	N/A

In addition, the stockholders voted to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for fiscal year 2007. The results of the voting are set forth below:

		Votes	Votes	Broker Non
Nominee	Votes For	Against	Withheld	Votes

Ratification of Independent Registered Public Accounting Firm	149,592,610	316,821	47,869	N/A

No other matters were voted upon at the Annual Meeting or during the quarter covered by this report.

Item 6.	Exhibits.

Exhibit
Number	Exhibit Description

4.1	Indenture governing our 3.125% convertible notes due 2012, dated June 5, 2007, by and between NII Holdings, Inc. and Wilmington Trust Company, as Indenture Trustee.
10.1	Purchase Agreement for the sale of our 3.125% convertible notes due 2012, dated as of May 30, 2007, by and among NII Holdings, Inc. and the initial purchasers.
10.2	Registration Rights Agreement related to our 3.125% convertible notes due 2012, dated as of June 5, 2007, by and among NII Holdings, Inc. and the initial purchasers.
12.1	Ratio of Earnings to Fixed Charges.
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ DANIEL E. FREIMAN
Daniel E. Freiman
Vice President and Controller
(on behalf of the registrant and as
chief accounting officer)

Date: August 6, 2007

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

4.1	Indenture governing our 3.125% convertible notes due 2012, dated June 5, 2007, by and between NII Holdings, Inc. and Wilmington Trust Company, as Indenture Trustee.
10.1	Purchase Agreement for the sale of our 3.125% convertible notes due 2012, dated as of May 30, 2007, by and among NII Holdings, Inc. and the initial purchasers.
10.2	Registration Rights Agreement related to our 3.125% convertible notes due 2012, dated as of June 5, 2007, by and among NII Holdings, Inc. and the initial purchasers.
12.1	Ratio of Earnings to Fixed Charges.
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.