Form 10-Q
period 2007-09-30
NII HOLDINGS INC
filed 2007-11-06
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on November 1, 2007

Common Stock, $0.001 par value per share	173,218,233

NII HOLDINGS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
Unaudited

	September 30,	December 31,
	2007	2006

ASSETS
Current assets
Cash and cash equivalents	$1,545,403	$708,591
Accounts receivable, less allowance for doubtful accounts of $19,432 and $15,928	407,825	298,470
Handset and accessory inventory	110,566	70,247
Deferred income taxes, net	84,313	60,450
Prepaid expenses and other	98,247	71,376

Total current assets	2,246,354	1,209,134
Property, plant and equipment, net of accumulated depreciation of $691,243 and $474,520	1,709,258	1,389,150
Intangible assets, net	409,504	369,196
Deferred income taxes, net	133,163	186,867
Other assets	226,358	143,331

Total assets	$4,724,637	$3,297,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$94,724	$107,687
Accrued expenses and other	404,208	342,465
Deferred revenues	102,378	83,952
Accrued interest	18,036	11,703
Current portion of long-term debt	48,342	23,294

Total current liabilities	667,688	569,101
Long-term debt	2,032,872	1,134,387
Deferred revenues	33,693	36,156
Deferred credits	105,205	110,033
Other long-term liabilities	123,668	101,521

Total liabilities	2,963,126	1,951,198

Commitments and contingencies (Note 5)
Stockholders’ equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized, no shares issued or outstanding — 2007 and 2006	—	—
Common stock, par value $0.001, 600,000 shares authorized — 2007 and 2006, 173,215 shares issued and outstanding — 2007, 161,814 shares issued and outstanding — 2006	173	162
Paid-in capital	839,442	723,644
Retained earnings	875,291	630,538
Accumulated other comprehensive income (loss)	46,605	(7,864)

Total stockholders’ equity	1,761,511	1,346,480

Total liabilities and stockholders’ equity	$4,724,637	$3,297,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)
Unaudited

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Operating revenues
Service and other revenues	$2,275,370	$1,630,291	$826,006	$590,086
Digital handset and accessory revenues	76,826	69,995	26,917	25,500

	2,352,196	1,700,286	852,923	615,586

Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	630,253	438,724	231,313	159,562
Cost of digital handsets and accessories	300,182	228,957	104,370	88,801
Selling, general and administrative	771,508	566,196	282,060	209,206
Depreciation	209,877	132,655	73,552	50,771
Amortization	7,040	4,443	3,669	1,631

	1,918,860	1,370,975	694,964	509,971

Operating income	433,336	329,311	157,959	105,615

Other income (expense)
Interest expense, net	(89,592)	(66,103)	(35,610)	(23,656)
Interest income	48,996	38,997	23,838	13,259
Foreign currency transaction gains (losses), net	12,637	(801)	6,838	2,682
Debt conversion expense	(26,455)	—	(26,455)	—
Other expense, net	(986)	(7,275)	(1,619)	(1,687)

	(55,400)	(35,182)	(33,008)	(9,402)

Income before income tax provision	377,936	294,129	124,951	96,213
Income tax provision	(128,026)	(107,540)	(43,285)	(30,525)

Net income	$249,910	$186,589	$81,666	$65,688

Net income, per common share, basic	$1.52	$1.22	$0.48	$0.43

Net income, per common share, diluted	$1.40	$1.08	$0.46	$0.38

Weighted average number of common shares outstanding, basic	164,942	153,403	170,000	154,524

Weighted average number of common shares outstanding, diluted	185,098	183,839	183,621	184,319

Comprehensive income, net of income taxes
Foreign currency translation adjustment	$53,544	$(4,193)	$11,454	$23,390
Reclassification for losses on derivatives included in other expense, net	456	1,671	60	257
Unrealized gains (losses) on derivatives, net	469	42	109	(1,663)

Other comprehensive income (loss)	54,469	(2,480)	11,623	21,984
Net income	249,910	186,589	81,666	65,688

Total comprehensive income	$304,379	$184,109	$93,289	$87,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2007
(in thousands)
Unaudited

					Accumulated
					Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

Balance, January 1, 2007	161,814	$162	$723,644	$630,538	$(7,864)	$1,346,480
Cumulative effect of adopting FIN 48	—	—	—	(5,157)	—	(5,157)
Net income	—	—	—	249,910	—	249,910
Other comprehensive income	—	—	—	—	54,469	54,469
Conversion of 2.75% notes and 2.875% notes to common stock	11,268	11	295,649	—	—	295,660
Repurchase of common stock	(4,044)	(4)	(329,976)	—	—	(329,980)
Reversal of deferred tax asset valuation allowances	—	—	1,728	—	—	1,728
Share-based payment expense for equity-based awards	—	—	50,674	—	—	50,674
Exercise of stock options	4,177	4	89,606	—	—	89,610
Tax benefit on exercise of stock options	—	—	(1,266)	—	—	(1,266)
Tax benefit of prior periods’ stock option exercises	—	—	9,383	—	—	9,383

Balance, September 30, 2007	173,215	$173	$839,442	$875,291	$46,605	$1,761,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
Unaudited

	Nine Months Ended September 30,
	2007	2006

Cash flows from operating activities:
Net income	$249,910	$186,589
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt financing costs	4,683	3,535
Depreciation and amortization	216,917	137,098
Provision for losses on accounts receivable	33,199	21,783
Foreign currency transaction (gains) losses, net	(12,637)	801
Deferred income tax provision	31,336	32,788
Utilization of deferred credit	(5,031)	(5,982)
Share-based payment expense	51,159	30,375
Excess tax benefit from share-based payment	—	(17,596)
Accretion of asset retirement obligations	4,271	2,898
Other, net	(1,562)	4,765
Change in assets and liabilities:
Accounts receivable, gross	(129,059)	(77,451)
Handset and accessory inventory	(39,435)	(18,630)
Prepaid expenses and other	(24,171)	(26,649)
Other long-term assets	(38,679)	(15,779)
Accounts payable, accrued expenses and other	98,017	42,006
Current deferred revenue	15,455	15,309
Other long-term liabilities	822	2,328

Net cash provided by operating activities	455,195	318,188

Cash flows from investing activities:
Capital expenditures	(499,748)	(424,085)
Payments for acquisitions, purchases of licenses and other	(44,180)	(3,197)
Transfers to restricted cash	(12,259)	(205,295)
Proceeds from maturities of short-term investments	—	7,371
Other	1,568	779

Net cash used in investing activities	(554,619)	(624,427)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	1,200,000	—
Payments to repurchase common stock	(329,980)	—
Proceeds from stock option exercises	89,610	49,254
Borrowings under syndicated loan facility	—	60,885
Repayments under syndicated loan facility	(9,152)	(9,941)
Payment of debt financing costs	(23,090)	(2,668)
Gross proceeds from tower financing transactions	13,213	4,683
Repayments under software financing	—	(13,375)
Repayments under capital leases and tower financing transactions	(4,014)	(3,082)
Excess tax benefit from share-based payment	—	17,596

Net cash provided by financing activities	936,587	103,352

Effect of exchange rate changes on cash and cash equivalents	(351)	(6,394)

Net increase (decrease) in cash and cash equivalents	836,812	(209,281)
Cash and cash equivalents, beginning of period	708,591	877,536

Cash and cash equivalents, end of period	$1,545,403	$668,255

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

You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our 2006 annual report on Form 10-K and our quarterly reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007. You should not expect results of operations for interim periods to be an indication of the results for a full year.

Accumulated Other Comprehensive Income (Loss).  The components of our accumulated other comprehensive income (loss), net of taxes, are as follows:

	September 30,	December 31,
	2007	2006
	(in thousands)

Cumulative foreign currency translation adjustment	$48,624	$(4,920)
Unrealized losses on derivatives	(2,019)	(2,944)

	$46,605	$(7,864)

Supplemental Cash Flow Information.

	Nine Months Ended
	September 30,
	2007	2006
	(in thousands)

Capital expenditures
Cash paid for capital expenditures, including capitalized interest	$499,748	$424,085
Changes in capital expenditures accrued and unpaid or financed	(33,817)	37,721

	$465,931	$461,806

Interest costs
Interest expense	$89,592	$66,103
Interest capitalized	4,266	10,760

	$93,858	$76,863

Cash paid for interest, net of amounts capitalized	$60,191	$49,013

Cash paid for income taxes	$94,930	$64,098

For the nine months ended September 30, 2007 and 2006, we had $12.0 million and $11.3 million, respectively, in non-cash financing activities related to co-location capital lease obligations on our communication towers.

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

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As presented for the nine and three months ended September 30, 2007, our calculation of diluted net income per share includes common shares resulting from shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans and our restricted stock, as well as common shares resulting from the potential conversion of our 2.875% convertible notes and our 2.75% convertible notes. We did not include the common shares resulting from the potential conversion of our 3.125% convertible notes that we issued in the second quarter of 2007, since their effect would have been antidilutive to our net income per share.

As presented for the nine and three months ended September 30, 2006, our calculation of diluted net income per share includes common shares resulting from shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans and our restricted stock, as well as common shares resulting from the potential conversion of our 3.5% convertible notes, our 2.875% convertible notes and our 2.75% convertible notes.

As discussed in Note 4, on July 25, 2007, we accepted the tender of 99.99% of the $300.0 million in outstanding principal amount of our 2.875% convertible notes under a tender offer that expired on July 23, 2007, resulting in the issuance of 11,268,103 shares of our common stock. The completion of the tender offer resulted in a higher weighted average share count for basic net income per share for the nine and three months ended September 30, 2007, but had no effect on the number of diluted shares.

The following tables provide a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our consolidated statements of operations for the nine and three months ended September 30, 2007 and 2006:

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(in thousands, except per share data)

Basic net income per share:
Net income	$249,910	164,942	$1.52	$186,589	153,403	$1.22

Effect of dilutive securities:
Stock options	—	4,051		—	4,477
Restricted stock	—	612		—	842
Convertible notes, net of capitalized interest and taxes	8,781	15,493		11,389	25,117

Diluted net income per share:
Net income	$258,691	185,098	$1.40	$197,978	183,839	$1.08

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(in thousands, except per share data)

Basic net income per share:
Net income	$81,666	170,000	$0.48	$65,688	154,524	$0.43

Effect of dilutive securities:
Stock options	—	3,268		—	3,885
Restricted stock	—	301		—	800
Convertible notes, net of capitalized interest and taxes	2,126	10,052		4,013	25,110

Diluted net income per share:
Net income	$83,792	183,621	$0.46	$69,701	184,319	$0.38

Repurchase of Common Stock.  In May 2007, our Board of Directors authorized a program to repurchase shares of our common stock for cash. The Board approved the repurchase of shares having an aggregate market value of up to $500.0 million, depending on market conditions and other factors. As of September 30, 2007, we have repurchased a total of 4,043,725 shares of our common stock for $330.0 million. We did not repurchase any shares during the three months ended September 30, 2007; however, as of November 6, 2007, we have repurchased an additional 665,750 shares for approximately $38.0 million since September 30, 2007. We treat purchases under this program as effective retirements of the purchased shares and therefore reduce our reported shares issued and outstanding by the number of shares repurchased. In addition, we record the excess of the purchase price over the par value of the common stock as a reduction to paid-in capital.

Reclassifications.  We have reclassified certain prior year amounts in our unaudited condensed consolidated financial statements to conform to our current year presentation. These reclassifications did not have a material impact on previously reported balances.

New Accounting Pronouncements.  In June 2006, the Financial Accounting Standards Board, or the FASB, ratified the consensus of the Emerging Issues Task Force, or EITF, on Issue 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation),” or EITF 06-3. EITF 06-3 states that a company should disclose its accounting policy (gross or net presentation) regarding presentation of sales and other similar taxes. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. EITF 06-3 is effective for financial reports in interim and annual reporting periods beginning after December 15, 2006. We currently disclose our policy with regard to these types of taxes in our revenue recognition policy; however, we do not consider the amounts of these taxes significant for disclosure. Therefore, the adoption of EITF 06-3 did not have a material impact on our consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 clarifies the accounting for uncertainty in income tax positions and is effective beginning January 1, 2007. FIN 48 provides that the financial statement effects of an income tax position can only be recognized when, based on the technical merits, it is “more-likely-than-not” that the position will be sustained upon examination. The cumulative effect of applying the provisions of FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings for that fiscal year. Our adoption of FIN 48 in the first quarter of 2007 resulted in a $5.2 million decrease to our retained earnings. See Note 6 for more information.

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

Note 2.	Supplemental Balance Sheet Information

Prepaid Expenses and Other.

The components are as follows:

	September 30,	December 31,
	2007	2006
	(in thousands)

Short-term value added tax receivables	$25,037	$14,813
Commissions	12,142	16,164
Local taxes	7,610	4,630
Short-term advances to suppliers	7,535	4,793
Advertising	6,394	70
Insurance claims	6,221	3,193
General prepaid expenses	5,448	4,337
Rent	5,008	4,172
Spectrum fees	4,516	3,773
Maintenance	4,100	3,112
Interest receivable	3,243	527
Insurance	2,096	5,767
Other assets	8,897	6,025

	$98,247	$71,376

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Assets.

The components are as follows:

	September 30,	December 31,
	2007	2006
	(in thousands)

Long-term value added tax receivables	$95,293	$66,931
Deposits and restricted cash	40,324	20,983
Deferred financing costs	36,277	17,304
Long-term advances to suppliers	27,289	14,516
Income tax receivable	15,933	15,996
Handsets under operating leases	7,706	5,970
Other	3,536	1,631

	$226,358	$143,331

The long-term value added tax receivables balances presented above are primarily comprised of value added taxes paid by Nextel Brazil on capital expenditures and handset purchases. Under Brazilian regulations, Nextel Brazil will recover these amounts over a four-year period.

As of September 30, 2007, the deposits balance includes $11.3 million paid into an escrow account by Nextel Peru under an agreement that provides for the purchase of 54 MHz of 2.5 GHz spectrum throughout greater Lima. The completion of this purchase is conditioned upon receipt of necessary regulatory approvals.

As of September 30, 2007, the deferred financing costs balance includes $21.4 million related to the issuance of our 3.125% convertible notes in the second quarter of 2007. See Note 4 for more information.

As of September 30, 2007 and December 31, 2006, the long-term advances to suppliers balances include $20.1 million and $2.6 million, respectively, that Nextel Mexico prepaid in accordance with the terms of a commercial agreement with Telmex that was entered into in the first quarter of 2006 under which Nextel Mexico receives telecommunications services.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Expenses and Other.

The components are as follows:

	September 30,	December 31,
	2007	2006
	(in thousands)

Payroll related items and commissions	$75,849	$55,654
Network system and information technology	56,316	46,741
Capital expenditures	49,247	81,839
Non-income based taxes	40,223	30,430
Customer deposits	39,972	31,044
Income taxes	27,085	16,774
Accrued contingencies	26,374	24,369
License fees	13,031	10,765
Professional fees	11,493	4,288
Deferred tax liability	9,520	7,756
Marketing	7,259	5,551
Insurance	6,531	3,163
Other	41,308	24,091

	$404,208	$342,465

Deferred Credits.

The components are as follows:

	September 30,	December 31,
	2007	2006
	(in thousands)

Deferred income tax liability	$89,191	$88,886
Deferred credit from AOL Mexico acquisition	16,014	21,147

	$105,205	$110,033

Other Long-Term Liabilities.

The components are as follows:

	September 30,	December 31,
	2007	2006
	(in thousands)

Accrued contingencies	$58,056	$61,516
Asset retirement obligations	37,320	29,297
Severance plan liability	7,212	6,468
Other	21,080	4,240

	$123,668	$101,521

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Intangible Assets

Our intangible assets consist of our licenses, customer base and trade name, all of which have finite useful lives, as follows:

	September 30, 2007			December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)

Amortizable intangible assets:
Licenses	$437,313	$(27,809)	$409,504	$389,526	$(20,330)	$369,196
Customer base	42,364	(42,364)	—	42,401	(42,401)	—
Trade name and other	1,763	(1,763)	—	1,664	(1,664)	—

Total intangible assets	$481,440	$(71,936)	$409,504	$433,591	$(64,395)	$369,196

Based solely on the carrying amount of amortizable intangible assets existing as of September 30, 2007 and current exchange rates, we estimate amortization expense for each of the next five years ending December 31 to be as follows (in thousands):

Estimated
Amortization
Years	Expense

2007	$14,496
2008	30,161
2009	31,183
2010	31,183
2011	31,183

Actual amortization expense to be reported in future periods could differ from these estimates as a result of additional acquisitions of intangibles, as well as changes in exchange rates and other relevant factors. During the three months ended September 30, 2007 and 2006, we did not acquire, dispose of or write down any goodwill or intangible assets with indefinite useful lives.

License Acquisitions and Renewals

In January 2007, Nextel Brazil renewed 11,900 specialized mobile radio channels of its 800 MHz spectrum licenses with Brazil’s telecommunications regulatory agency, which is known as Anatel, for a term of 15 years, beginning from the respective expiration of each license. In connection with this license renewal, Nextel Brazil paid $13.0 million to Anatel, which will be amortized on a straight line basis over the remaining license periods.

Nextel Mexico filed applications to renew approximately 30 of its licenses, more than half of which have expired. Although Nextel Mexico expects that these renewals will be granted, it cannot guarantee the renewal of these licenses. If some or all of these renewals are not granted, Nextel Mexico could experience an adverse effect on its business.

In July 2007, Proinversion, the privatization agency in Peru, awarded a nationwide license of 35 MHz of 1.9 GHz spectrum to Nextel Peru for $27.0 million through an auction process carried out by the Peruvian government. The license has a term of 20 years. Nextel Peru will amortize this license over its useful life of 20 years excluding possible renewals. In addition, under a separate investment stability agreement reached with the Peruvian government, we are required to make cash contributions to Nextel Peru’s share capital in the amount of

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$150.0 million over the next five years, of which $27.0 million has already been contributed. Under the terms of the spectrum license, Nextel Peru is required to expand the coverage of its network by adding 100 additional districts within five years from the date the spectrum license was awarded.

Note 4.	Debt

The components are as follows:

	September 30,	December 31,
	2007	2006
	(in thousands)

3.125% convertible notes due 2012	$1,200,000	$—
2.75% convertible notes due 2025	349,996	350,000
2.875% convertible notes due 2034	45	300,000
Mexico syndicated loan facility	287,860	297,577
Tower financing obligations	157,196	137,625
Capital lease obligations	73,827	62,669
Brazil spectrum license financing	12,250	9,770
Other	40	40

Total debt	2,081,214	1,157,681
Less: current portion	(48,342)	(23,294)

	$2,032,872	$1,134,387

3.125% Convertible Notes.  In May 2007, we privately placed $1,000.0 million aggregate principal amount of 3.125% convertible notes due 2012, which we refer to as the 3.125% notes. In addition, we granted the initial purchaser an option to purchase up to an additional $200.0 million principal amount of 3.125% notes, which the initial purchaser exercised in full. As a result, we issued a total of $1,200.0 million principal amount of the 3.125% notes for which we received total gross proceeds of $1,200.0 million. We also incurred direct issuance costs of $22.8 million, which we recorded as a deferred financing cost that we will amortize into interest expense over the term of the 3.125% notes.

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

In accordance with the registration rights agreement that we entered into in connection with the issuance of the 3.125% notes, during the third quarter of 2007, we prepared and filed an automatic shelf registration statement with the SEC registering the resale of the 3.125% notes and the shares of our common stock into which the 3.125% notes are convertible. The registration rights agreement requires us to use our reasonable best efforts to keep the shelf registration statement effective until certain events occur. If we fail to do this, we are required to pay liquidated damages to recordholders of the 3.125% notes or to issue additional shares of common stock as follows:

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

2.875% Convertible Notes.  In July 2007, we accepted the tender of 99.99% of the $300.0 million in outstanding principal amount of our 2.875% convertible notes under a tender offer that expired on July 23, 2007. In connection with this tender offer, we issued 11,268,103 shares of our common stock and paid to the holders of the tendered notes an aggregate cash premium of $25.5 million, $1.0 million in direct external costs and accrued and unpaid interest of $4.2 million.

2.75% Convertible Notes.  For the fiscal quarter ended September 30, 2007, the closing sale price of our common stock exceeded 120% of the conversion price of $50.08 per share for at least 20 trading days in the 30 consecutive trading days ending on September 30, 2007. As a result, the conversion contingency was met and our 2.75% convertible notes are currently convertible into 19.967 shares of our common stock per $1,000 principal amount of notes, or an aggregate of 6,988,390 common shares, at a conversion price of $50.08 per share.

Brazil Syndicated Loan Facility.  On September 14, 2007, Nextel Brazil entered into a $300.0 million syndicated loan facility. Of the total amount of the facility, $45.0 million is denominated in U.S. dollars with a floating interest rate based on LIBOR plus a specified margin, which ranges from 2.00% to 2.50% (Tranche A). The remaining $255.0 million is denominated in U.S. dollars with a floating interest rate based on LIBOR plus a specified margin, which ranges from 1.75% to 2.25% (Tranche B). Tranche A matures on September 14, 2014, and Tranche B matures on September 14, 2012. Nextel Brazil’s obligations under the syndicated loan facility agreement are guaranteed by all of its material operating subsidiaries and are secured by a pledge of the outstanding equity interests in Nextel Brazil and those subsidiaries. In addition, Nextel Brazil is subject to various legal and financial covenants under the syndicated loan facility that, among other things, require Nextel Brazil to maintain certain financial ratios and may limit the amount of funds that could be repatriated in certain periods. Nextel Brazil may utilize borrowings under this syndicated loan facility for capital expenditures, general corporate purposes and the repayment of specified short-term intercompany debt. In connection with this agreement, Nextel Brazil capitalized $5.0 million in deferred financing costs, which Nextel Brazil will amortize as interest expense over the term of the syndicated loan. As of September 30, 2007, Nextel Brazil had not borrowed any amounts under this facility.

On October 25, 2007, Nextel Brazil borrowed $150.0 million in term loans under this syndicated loan facility. In addition, at the time of the drawdown, Nextel Brazil established a debt service reserve account in the amount of $12.7 million in accordance with the terms of this loan. The remaining $150.0 million in term loans are available under this facility until March 12, 2008, subject to the satisfaction of customary borrowing conditions.

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

As of September 30, 2007 and December 31, 2006, Nextel Brazil had accrued liabilities of $31.3 million and $24.7 million, respectively, related to contingencies, all of which were classified in accrued contingencies reported as a component of other long-term liabilities. Of the total accrued liabilities as of September 30, 2007 and December 31, 2006, Nextel Brazil had $22.8 million and $18.0 million in unasserted claims, respectively. We currently estimate the range of reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be between $192.9 million and $196.9 million as of September 30, 2007. We are continuing to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and estimable.

Argentine Contingencies.

As of September 30, 2007 and December 31, 2006, Nextel Argentina had accrued liabilities of $30.2 million and $29.4 million, respectively, related primarily to local turnover taxes and local government claims, all of which were classified in accrued contingencies and accrued non-income taxes reported as components of accrued expenses and other.

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

Similarly, one of the provincial governments in another one of the markets where Nextel Argentina operates also increased their turnover tax rate from 4.55% to 6% of revenues for cellular companies. Consistent with its

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earlier position, Nextel Argentina continues to pay the turnover tax in this province at the existing rate and accrues a liability for the incremental difference in the rate on interconnect revenues. As of September 30, 2007 and December 31, 2006, Nextel Argentina accrued $6.3 million and $5.1 million, respectively, for local turnover taxes in this province, which are included as components of accrued expenses and other.

Universal Service Tax.  Nextel Argentina is subject to the Universal Service Regulation, which imposes a tax on telecommunications licensees, equal to 1% of telecommunications service revenue minus applicable taxes and specified related costs. The license holder can choose either to pay the resulting amount into a fund for universal service development or to participate directly in offering services to specific geographical areas under an annual plan designed by the federal government. Although the regulations state that this tax would be applicable beginning January 1, 2001, the authorities did not take the necessary actions to implement the tax. However, a subsequent resolution, issued by the Secretary of Communications in May 2005, prohibits telecommunications operators from itemizing the tax in customer invoices or passing through the tax to customers. In addition, following the Secretary’s instructions, the Argentine CNC ordered Nextel Argentina, among other operators, to reimburse the amounts collected as universal service contributions, plus interest. In June 2007, the Secretary of Communications issued a resolution requiring new universal service tax contributions to be deposited into a financial institution. Nextel Argentina began depositing these contributions in September 2007, effective for the period beginning July 1, 2007. As of September 30, 2007 and December 31, 2006, the accrual for the liability to customers was $7.4 million and $6.9 million, respectively, which is included as a component of accrued expenses and other.

Mexican Contingency.

Nextel Mexico is a party to a telecommunications services agreement under which it committed to purchase a minimum amount of certain interconnection services over a two year period ending December 31, 2007. Based on actual usage of those services to date and assuming the agreement is not renewed or extended before the end of 2007, it is possible that Nextel Mexico will not meet its minimum commitment, which could result in a shortfall ranging from $2.5 million to $17.2 million. Based on its legal interpretation of certain provisions in the agreement that would eliminate a portion of the potential shortfall and the uncertainty regarding the level of Nextel Mexico’s use of the interconnection services over the remainder of 2007, as of September 30, 2007, Nextel Mexico accrued $2.5 million for this liability, which is included as a component of accrued expenses and other. Nextel Mexico is in the process of evaluating whether to negotiate an extension of the agreement beyond December 31, 2007.

Legal Proceedings.

We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

Note 6.	Income Taxes

Adoption of FIN 48.  We are subject to income taxes in both the United States and the non-U.S. jurisdictions in which we operate. Certain of our entities are under examination by the relevant taxing authorities for various tax years. The earliest years that remain subject to examination by jurisdiction are: Chile — 1993; U.S. — 1995; Mexico — 1999; Argentina and Peru — 2001; and Brazil — 2002. We regularly assess the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. As of January 1, 2007, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes.” As a result of the adoption of FIN 48, we accounted for our change in reserve for uncertain tax positions as a $5.2 million decrease to the beginning balance of retained earnings on our condensed consolidated balance sheet.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows a reconciliation of our total FIN 48 unrecognized tax benefit for the nine months ended September 30, 2007 (in thousands):

Unrecognized tax benefits — January 1, 2007	$55,965
Unrecognized tax benefits originating from positions taken during the current period	9,414
Foreign currency translation adjustment	(141)

Unrecognized tax benefits — September 30, 2007	$65,238

The unrecognized tax benefits as of January 1, 2007 and September 30, 2007 include $43.0 million and $48.7 million, respectively, of tax benefits that could potentially reduce our future effective tax rate, if recognized. It also includes $3.0 million related to withholding taxes on intercompany payments that we may recognize in the next 12 months due to the pending expiration of the period of limitation for assessing a tax deficiency related to this position.

We record interest and penalties associated with uncertain tax positions as a component of our income tax provision.

Deferred Tax Assets.  We assessed the realizability of our deferred tax assets during the third quarter of 2007, consistent with the methodology we employed for 2006, and determined that the realizability of those deferred assets has not changed. In that assessment, we considered the reversal of existing temporary differences associated with deferred tax assets and liabilities, future taxable income, tax planning strategies and historical and future pre-tax book income (as adjusted for permanent differences between financial and tax accounting items) in order to determine if it is “more-likely-than-not” that the deferred tax asset will be realized. As of September 30, 2007, Nextel Brazil continues to maintain a 100% valuation allowance against its net deferred tax assets; however, due to the increasing amount of positive evidence related to Nextel Brazil’s ability to utilize its deferred tax assets, we currently believe it is reasonably possible that we will release a portion or all of the Nextel Brazil valuation allowance in the near term. If and when we release the Nextel Brazil valuation allowance, we will first increase paid-in capital to the extent the valuation allowance existed as of our date of reorganization, and reduce our deferred tax expense for any remaining amount. We will continue to evaluate the amount of the necessary valuation allowance for all of our foreign operating companies and our U.S. companies throughout the remainder of 2007.

Mexican Taxes.  During 2004, Nextel Mexico amended its Mexican Federal income tax returns in order to reverse a benefit previously claimed for a disputed provision of the Federal income tax law governing deductions and gains from the sale of property. We filed the amended returns in order to avoid potential penalties, and we also filed administrative petitions seeking clarification of our right to the tax benefits claimed on the original income tax returns. The tax authorities constructively denied our administrative petitions in January 2005. In May 2005, we filed an annulment suit challenging the constructive denial. Resolution of the annulment suit is pending. Based on an opinion by our independent legal counsel in Mexico, we believe it is probable that we will recover this amount. As of September 30, 2007 and December 31, 2006, our consolidated balance sheet includes $16.0 million in income tax receivables, which are included as components of other non-current assets. The income tax benefit for this item was related to our income tax provision for the years ended December 31, 2005, 2004 and 2003.

On October 1, 2007, the Mexican government enacted amendments to the Mexican tax law that will become effective January 1, 2008. The amendments established a new minimum corporate tax, eliminated the existing minimum asset tax and established a new withholding tax system on cash deposits in bank accounts. The new minimum corporate tax is a supplemental tax that supersedes the current asset tax and applies when and to the extent the tax computed under the new minimum corporate tax exceeds the amounts that would be payable under the existing Mexican income tax. The new minimum corporate tax is computed on a cash basis rather than on an accrual basis, and is calculated based on gross revenues, with no deductions allowed for cost of goods sold, non-taxable salaries and wages, interest expense, depreciation, amortization, foreign currency transaction gains and losses or existing net income tax operating losses from prior years. For purposes of the new minimum corporate tax, Nextel

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mexico will generally deduct the value of depreciable assets and inventory as an expense when these assets are acquired. This tax will be phased in at a rate of 16.5% for 2008, 17% for 2009 and a final tax rate of 17.5% for 2010 and thereafter. Certain tax credits may be available to reduce the amount of new minimum corporate tax that is payable.

We believe that the new minimum corporate tax is an income tax to which SFAS No. 109, “Accounting for Income Taxes,” is applicable. As the date of enactment for the amendments to the Mexican tax law occurred during the fourth quarter of 2007, any effect of the new minimum corporate tax on our existing deferred tax assets and liabilities must be reflected in that period as an increase or decrease to our deferred income tax provision. We are currently evaluating the impact that the new minimum corporate tax may have on our condensed consolidated financial statements. At this time, we do not believe that the new minimum corporate tax will have a material adverse effect on our condensed consolidated financial statements.

Note 7.	Segment Reporting

We have determined that our reportable segments are those that are based on our method of internal reporting, which disaggregates our business by geographical location. Our reportable segments are: (1) Mexico, (2) Brazil, (3) Argentina and (4) Peru. The operations of all other businesses that fall below the segment reporting thresholds are included in the “Corporate and other” segment below. This segment includes our Chilean operating companies and our corporate operations in the U.S. We evaluate performance of these segments and provide resources to them based on operating income before depreciation and amortization and impairment, restructuring and other charges, which we refer to as segment earnings. Because we do not view share-based compensation as an important element of operational performance, we recognize share-based payment expense at the corporate level and exclude it when evaluating the business performance of our segments. For several years, we have charged a management fee to Nextel Mexico for services rendered by corporate management. During 2007, we reported this management fee as a separate line item in the segment reporting information presented below as these amounts are now regularly provided to our chief operating decision maker. During the nine and three months ended September 30, 2006, Nextel Mexico incurred a management fee of $51.1 million and $17.0 million, respectively. However, for the nine and three months ended September 30, 2006, the segment information below does not reflect these management fees as a separate line item because these amounts were not provided to or used by our chief operating decision maker in making operating decisions related to this segment.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated
	(in thousands)

Nine Months Ended September 30, 2007
Service and other revenues	$1,280,982	$570,308	$293,538	$128,947	$2,454	$(859)	$2,275,370
Digital handset and accessory revenues	18,093	25,257	24,270	9,201	5	—	76,826

Operating revenues	$1,299,075	$595,565	$317,808	$138,148	$2,459	$(859)	$2,352,196

Segment earnings (losses)	$491,556	$141,619	$100,877	$26,019	$(109,818)	$—	$650,253
Management fee	(29,700)	—	—	—	29,700	—	—
Depreciation and amortization	(106,788)	(67,734)	(22,505)	(15,202)	(4,983)	295	(216,917)

Operating income (loss)	355,068	73,885	78,372	10,817	(85,101)	295	433,336
Interest expense	(44,765)	(22,221)	(1,904)	(95)	(28,403)	7,796	(89,592)
Interest income	20,948	4,457	3,417	499	27,471	(7,796)	48,996
Foreign currency transaction gains, net	899	10,041	1,301	371	25	—	12,637
Debt conversion expense	—	—	—	—	(26,455)	—	(26,455)
Other income (expense), net	2,183	(3,162)	1,586	—	(1,593)	—	(986)

Income (loss) before income tax	$334,333	$63,000	$82,772	$11,592	$(114,056)	$295	$377,936

Capital expenditures	$200,059	$177,927	$42,702	$29,966	$15,277	$—	$465,931

Nine Months Ended September 30, 2006
Service and other revenues	$946,500	$354,863	$229,629	$97,978	$1,890	$(569)	$1,630,291
Digital handset and accessory revenues	17,468	28,707	17,743	6,077	—	—	69,995

Operating revenues	$963,968	$383,570	$247,372	$104,055	$1,890	$(569)	$1,700,286

Segment earnings (losses)	$375,717	$76,128	$71,951	$18,489	$(75,876)	$—	$466,409
Depreciation and amortization	(72,352)	(40,671)	(13,203)	(8,421)	(2,746)	295	(137,098)

Operating income (loss)	303,365	35,457	58,748	10,068	(78,622)	295	329,311
Interest expense	(27,421)	(17,857)	(2,118)	(106)	(18,672)	71	(66,103)
Interest income	24,697	2,480	1,765	850	9,276	(71)	38,997
Foreign currency transaction (losses) gains, net	(823)	(338)	394	80	(114)	—	(801)
Other (expense) income, net	(2,116)	(4,567)	319	—	(911)	—	(7,275)

Income (loss) before income tax	$297,702	$15,175	$59,108	$10,892	$(89,043)	$295	$294,129

Capital expenditures	$231,678	$148,173	$42,015	$24,700	$15,240	$—	$461,806

Three Months Ended September 30, 2007
Service and other revenues	$458,665	$215,683	$105,437	$45,457	$1,072	$(308)	$826,006
Digital handset and accessory revenues	7,445	7,531	8,616	3,320	5	—	26,917

Operating revenues	$466,110	$223,214	$114,053	$48,777	$1,077	$(308)	$852,923

Segment earnings (losses)	$180,616	$50,007	$37,050	$8,146	$(40,639)	$—	$235,180
Management fee	(9,900)	—	—	—	9,900	—	—
Depreciation and amortization	(38,574)	(25,077)	(7,637)	(4,318)	(1,713)	98	(77,221)

Operating income (loss)	132,142	24,930	29,413	3,828	(32,452)	98	157,959
Interest expense	(15,453)	(7,879)	(780)	(28)	(14,068)	2,598	(35,610)
Interest income	8,039	1,667	1,380	158	15,192	(2,598)	23,838
Foreign currency transaction (losses) gains, net	(309)	5,802	995	317	33	—	6,838
Debt conversion expense	—	—	—	—	(26,455)	—	(26,455)
Other (expense) income, net	(77)	(1,608)	9	(1)	58	—	(1,619)

Income (loss) before income tax	$124,342	$22,912	$31,017	$4,274	$(57,692)	$98	$124,951

Capital expenditures	$43,301	$50,908	$16,935	$6,309	$7,089	$—	$124,542

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated
	(in thousands)

Three Months Ended September 30, 2006
Service and other revenues	$341,203	$130,526	$82,685	$35,349	$521	$(198)	$590,086
Digital handset and accessory revenues	4,848	11,307	7,102	2,243	—	—	25,500

Operating revenues	$346,051	$141,833	$89,787	$37,592	$521	$(198)	$615,586

Segment earnings (losses)	$127,037	$30,073	$25,187	$5,893	$(30,173)	$—	$158,017
Depreciation and amortization	(27,533)	(15,144)	(5,708)	(3,078)	(1,037)	98	(52,402)

Operating income (loss)	99,504	14,929	19,479	2,815	(31,210)	98	105,615
Interest expense	(10,542)	(6,248)	(669)	(34)	(6,187)	24	(23,656)
Interest income	8,702	895	651	290	2,745	(24)	13,259
Foreign currency transaction gains (losses), net	2,719	(66)	(11)	30	10	—	2,682
Other income (expense), net	178	(1,831)	90	—	(124)	—	(1,687)

Income (loss) before income tax	$100,561	$7,679	$19,540	$3,101	$(34,766)	$98	$96,213

Capital expenditures	$61,760	$49,790	$9,623	$8,179	$5,582	$—	$134,934

September 30, 2007
Property, plant and equipment, net	$782,216	$603,007	$167,959	$98,869	$57,471	$(264)	$1,709,258

Identifiable assets	$2,193,815	$952,576	$404,704	$222,100	$951,706	$(264)	$4,724,637

December 31, 2006
Property, plant and equipment, net	$690,573	$415,577	$152,818	$83,920	$46,822	$(560)	$1,389,150

Identifiable assets	$1,978,469	$637,230	$322,813	$171,871	$187,855	$(560)	$3,297,678

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following is a discussion and analysis of:

•	our consolidated financial condition and results of operations for the nine- and three-month periods ended September 30, 2007 and 2006; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.

You should read this discussion in conjunction with our 2006 annual report on Form 10-K and our quarterly reports on Form 10-Q for the three months ended March 31, 2007 and June 30, 2007, including but not limited to, the discussion regarding our critical accounting judgments, as described below. Historical results may not indicate future performance. See “Forward Looking Statements” for risks and uncertainties that may impact our future performance.

Business Overview

We provide digital wireless communication services, primarily targeted at meeting the needs of customers who use our services primarily for business purposes, through operating companies located in selected Latin American markets. Our principal operations are in major business centers and related transportation corridors of Mexico, Brazil, Argentina and Peru. In addition, we recently launched our digital services on a limited basis in Santiago, Chile. We also provide analog specialized mobile radio, which we refer to as SMR, services in Mexico, Brazil, Peru and Chile. Our markets are generally characterized by high population densities in major urban and suburban centers, which we refer to as major business centers, and where we believe there is a concentration of the country’s business users and economic activity. We believe that vehicle traffic congestion, low wireline service penetration and the expanded coverage of wireless networks encourage the use of the mobile wireless communications services that we offer in these areas. As of September 30, 2007, our operating companies had a total of 4.39 million digital handsets in commercial service, an increase of 1.20 million, or 38%, from the 3.19 million digital handsets in commercial service as of September 30, 2006.

Our principal objective is to grow our business in selected markets in Latin America by providing differentiated, high value wireless communications services to customers who use our services primarily for business purposes, while improving our profitability and cash flow. Our digital mobile networks support multiple digital wireless services, including:

•	digital mobile telephone service, including advanced calling features such as speakerphone, conference calling, voice-mail, call forwarding and additional line service;

•	Nextel Direct Connect® service, which allows subscribers anywhere on our network to talk to each other instantly on a “push-to-talk” basis, private one-to-one call or group call;

•	International Direct Connect® service, together with Sprint Nextel Corporation and TELUS Corporation, which allows subscribers to communicate instantly across national borders with our subscribers in Mexico, Brazil, Argentina, Peru and Chile, with Sprint Nextel Corporation subscribers using compatible handsets in the United States and, except for our customers in Chile, with TELUS subscribers using compatible handsets in Canada;

•	mobile internet services, text messaging services, e-mail services including Blackberrytm services that we recently introduced, location-based services, which include the use of Global Positioning System (GPS) technologies, digital media services and advanced Javatm enabled business applications, which are generally marketed as “Nextel Onlinesm” services; and

•	international roaming capabilities, which are marketed as “Nextel Worldwidesm” services.

We intend to continue growing our business in a balanced manner, with a primary focus on generating growth in operating income and free cash flow and enhancing our profitability by maintaining appropriate controls on costs. To support this goal, we plan to continue to expand the coverage and/or capacity of our digital mobile networks in our existing markets and increase our existing subscriber base while managing our costs in a manner designed to support that growth and improving our operating metrics. We will seek to add subscribers at rates and other terms that do not have a significant negative impact on our consolidated financial performance.

We may also explore financially attractive opportunities to expand our network coverage in areas where we currently do not provide wireless service. Based on market data that continues to show lower wireless penetration in our markets relative to other regions of the world and our current market share in those markets, we believe that we can continue to generate subscriber base and revenue growth while improving our profitability and cash flow generation. Although certain Latin American markets have been historically volatile, the Latin American markets in which we operate have recently experienced improving economies that have been relatively more stable compared to historical periods.

We believe that the wireless communications industry in the markets in which we operate has been and will continue to be highly competitive on the basis of price, the types of services offered, the diversity of handsets offered and quality of service. In each of our markets, we compete with at least two large, well-capitalized competitors with substantial financial and other resources. Some of these competitors have the ability to offer bundled telecommunications services that include local, long distance and data services, and can offer a larger variety of handsets with a wide range of prices, brands, features and functionalities. Although competitive pricing and variety and pricing of handsets are often important factors in a customer’s decision making process, we believe that the business users who primarily make up our targeted customer base are also likely to base their purchase decisions on quality of service and the availability of differentiated features and services, like our Direct Connect services described below, that make it easier for them to conduct business quickly, efficiently and economically.

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

Targeting High Value Business Customers.  Our main focus is on customers who purchase services under contract with medium to high usage patterns, targeting customers who primarily use our services in their businesses because they value our high quality iDEN networks, our multi-function handsets and our high level of customer service. In our current customer base, our typical customer has between 3 and 30 handsets, and some of our largest customers have over 500 handsets; however, new customers that we are acquiring generally have a lower number of handsets per customer.

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

Selectively Expanding our Service Areas.  We believe that we have significant opportunities to grow through selective expansion of our service into additional areas in some of the countries in which we currently operate. Such expansion may involve building out certain areas in which we already have spectrum, obtaining additional 800 MHZ spectrum in new areas which would enable us to expand our network service areas, and further developing our business in key urban areas. In addition, we may consider selectively expanding into other Latin American countries where we do not currently operate. As a result of acquiring spectrum in the March 2005 spectrum auctions in Mexico, in mid-2005, we launched an expansion plan under which we have significantly expanded our service areas in Mexico. We also expanded coverage of our network in Brazil under that expansion plan. In the second quarter of 2007, we decided to develop plans to further significantly expand our service areas in Brazil and Chile. See “Capital Expenditures” for a discussion of the factors that drive our capital spending.

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

Planning for the Future.  Another key component in our overall strategy is to expand and improve the innovative and differentiated services we offer and evaluate the technologies necessary to provide those services. One such initiative is to develop and offer a broader range of data services on our networks like those available on the Blackberry devices we recently launched in all of our markets except Chile, and to evaluate the feasibility of offering next generation voice and broadband data services in the future. This focus on offering innovative and differentiated services requires that we continue to invest in, evaluate and, if appropriate, deploy new services and enhancements to our existing services as well as, in some cases, consider and pursue acquisitions of assets that include spectrum licenses to deploy these services, including in auctions of newly available spectrum and through acquisitions of existing spectrum rights. During 2006, we purchased licenses to use other radio spectrum bands in Mexico and Peru. In addition, in July 2007, we were awarded a nationwide license of 35 MHz of 1.9 GHz spectrum in Peru for a term of 20 years through a governmental auction process. We are in the process of acquiring licenses to use other radio spectrum bands in Argentina and Peru, pending regulatory approval. The licenses relating to the newly acquired spectrum outside the 800MHz band generally provide for nationwide rights to utilize a significant block of contiguous spectrum that may support the future deployment of new network technologies and services. As part of our ongoing assessment of our ability to meet our customers’ current and future needs, we continually review alternate technologies to assess their technical performance, cost and functional capabilities. These reviews may involve the deployment of the technologies under consideration on a trial basis in order to evaluate their capabilities and market demand for the supported services. We will deploy a new technology beyond the minimum levels required by the terms of our spectrum licenses only if it is warranted by expected customer demand and when the anticipated benefits of services supported by the new technology outweigh the costs of providing those services. Our decision whether and how to deploy alternative technologies, as well as our choice of alternative technologies, would likely be affected by a number of factors, including the types of features and services supported by the technology, the availability and pricing of related equipment, and our need to continue to support iDEN-based services for our existing customer base either on an ongoing or transitional basis.

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

Digital Handsets in Commercial Service

The table below provides an overview of our total digital handsets in commercial service in the countries indicated as of September 30, 2007 and December 31, 2006. For purposes of the table, digital handsets in commercial service represent all digital handsets in use by our customers on the digital mobile networks in each of the listed countries.

	Mexico	Brazil	Argentina	Peru	Chile	Total
	(handsets in thousands)

Digital handsets in commercial service — December 31, 2006	1,544	899	651	345	1	3,440
Net subscriber additions	445	289	117	91	6	948

Digital handsets in commercial service — September 30, 2007	1,989	1,188	768	436	7	4,388

Recent Developments

Issuance of 3.125% Convertible Notes.  In May 2007, we privately placed $1,000.0 million aggregate principal amount of 3.125% convertible notes due 2012. In addition, we granted the initial purchaser an option to purchase up to an additional $200.0 million principal amount of notes, which the initial purchaser exercised in full. As a result, we issued a total of $1,200.0 million principal amount of 3.125% convertible notes for which we received total gross proceeds of $1,200.0 million. We also incurred direct issuance costs of $22.8 million, which we recorded as a deferred financing cost that we will amortize into interest expense over the term of the 3.125% notes. The notes bear interest at a rate of 3.125% per annum on the principal amount of the notes, payable semi-annually in arrears in cash on June 15 and December 15 of each year, beginning December 15, 2007, and will mature on June 15, 2012, when the entire principal balance of $1,200.0 million will be due. In addition, and subject to specified exceptions, the noteholders have the right to require us to repurchase the notes at a repurchase price equal to 100% of their principal amount, plus any accrued and unpaid interest up to, but excluding, the repurchase date upon the occurrence of a fundamental change. The notes are convertible into shares of our common stock at a conversion rate of 8.4517 shares per $1,000 principal amount of notes, subject to adjustment, in specified circumstances.

Repurchase of Common Stock.  In May 2007, our Board of Directors authorized a program to repurchase shares of our common stock for cash. The Board approved the repurchase of shares having an aggregate market value of up to $500.0 million, depending on market conditions and other factors. As of September 30, 2007, we have repurchased a total of 4,043,725 shares of our common stock for approximately $330.0 million. We did not repurchase any shares during the three months ended September 30, 2007; however, as of November 6, 2007, we have repurchased an additional 665,750 shares for approximately $38.0 million since September 30, 2007. We treat purchases under this program as effective retirements of the purchased shares and therefore reduce our reported shares issued and outstanding by the number of shares repurchased. In addition, we record the excess of the purchase price over the common stock’s par value as a reduction to paid-in capital.

Tender Offer for Conversion of 2.875% Convertible Notes.  In July 2007, we accepted the tender of 99.99% of the $300.0 million in outstanding principal amount of our 2.875% convertible notes under a tender offer that expired on July 23, 2007. In connection with this tender offer, we issued 11,268,103 shares of our common stock and paid to the holders of the tendered notes an aggregate cash premium of $25.5 million, $1.0 million in direct external costs and accrued and unpaid interest of $4.2 million.

Spectrum Acquisitions.  In July 2007, Nextel Peru entered into an agreement providing for the purchase of 54 MHz of 2.5 GHz spectrum throughout the greater Lima area for $11.3 million. In addition, on July 27, 2007, Proinversion, the privatization agency in Peru, awarded a nationwide license of 35 MHz of 1.9 GHz spectrum to Nextel Peru for $27.0 million through an auction process carried out by the Peruvian government.

Brazil Syndicated Loan Facility.  On September 14, 2007, Nextel Brazil entered into a $300.0 million syndicated loan facility. Of the total amount of the facility, $45.0 million is denominated in U.S. dollars with a floating interest rate based on LIBOR plus a specified margin, which ranges from 2.00% to 2.50% (Tranche A). The remaining $255.0 million is denominated in U.S. dollars with a floating interest rate based on LIBOR plus a specified margin, which ranges from 1.75% to 2.25% (Tranche B). Tranche A matures on September 14, 2014, and Tranche B matures on September 14, 2012. Nextel Brazil may utilize borrowings under this syndicated loan facility for capital expenditures, general corporate purposes and the repayment of specified short-term intercompany debt. As of September 30, 2007, Nextel Brazil had not borrowed any amounts under this facility. On October 25, 2007, Nextel Brazil borrowed $150.0 million in term loans under this syndicated loan facility. The remaining $150.0 million in term loans are available under this facility until March 12, 2008, subject to the satisfaction of customary borrowing conditions.

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

As described in more detail in our 2006 annual report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we consider the following accounting policies to be the most important to our financial position and results of operations or policies that require us to exercise significant judgment and/or estimates:

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

We believe that there have been no material changes to our critical accounting policies and estimates during the three months ended September 30, 2007 compared to those discussed in our 2006 annual report on Form 10-K.

Ratio of Earnings to Fixed Charges

Three Months
Ended
September 30,
2007	2006

3.67x	3.70x

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

a.	Consolidated

		% of		% of
		Consolidated		Consolidated	Change from
	September 30,	Operating	September 30,	Operating	Previous Year
	2007	Revenues	2006	Revenues	Dollars	Percent
	(dollars in thousands)

Nine Months Ended
Operating revenues
Service and other revenues	$2,275,370	97%	$1,630,291	96%	$645,079	40%
Digital handset and accessory revenues	76,826	3%	69,995	4%	6,831	10%

	2,352,196	100%	1,700,286	100%	651,910	38%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(630,253)	(27)%	(438,724)	(26)%	(191,529)	44%
Cost of digital handsets and accessories	(300,182)	(13)%	(228,957)	(13)%	(71,225)	31%
Selling and marketing expenses	(312,380)	(13)%	(234,466)	(14)%	(77,914)	33%
General and administrative expenses	(459,128)	(20)%	(331,730)	(20)%	(127,398)	38%
Depreciation and amortization	(216,917)	(9)%	(137,098)	(8)%	(79,819)	58%

Operating income	433,336	18%	329,311	19%	104,025	32%
Interest expense, net	(89,592)	(4)%	(66,103)	(4)%	(23,489)	36%
Interest income	48,996	2%	38,997	2%	9,999	26%
Foreign currency transaction gains (losses), net	12,637	1%	(801)	—	13,438	NM
Debt conversion expense	(26,455)	(1)%	—	—	(26,455)	NM
Other expense, net	(986)	—	(7,275)	—	6,289	(86)%

Income before income tax provision	377,936	16%	294,129	17%	83,807	28%
Income tax provision	(128,026)	(5)%	(107,540)	(6)%	(20,486)	19%

Net income	$249,910	11%	$186,589	11%	$63,321	34%

		% of		% of
		Consolidated		Consolidated	Change from
	September 30,	Operating	September 30,	Operating	Previous Year
	2007	Revenues	2006	Revenues	Dollars	Percent
	(dollars in thousands)

Three Months Ended
Operating revenues
Service and other revenues	$826,006	97%	$590,086	96%	$235,920	40%
Digital handset and accessory revenues	26,917	3%	25,500	4%	1,417	6%

	852,923	100%	615,586	100%	237,337	39%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(231,313)	(27)%	(159,562)	(26)%	(71,751)	45%
Cost of digital handsets and accessories	(104,370)	(12)%	(88,801)	(14)%	(15,569)	18%
Selling and marketing expenses	(115,602)	(14)%	(88,330)	(14)%	(27,272)	31%
General and administrative expenses	(166,458)	(19)%	(120,876)	(20)%	(45,582)	38%
Depreciation and amortization	(77,221)	(9)%	(52,402)	(9)%	(24,819)	47%

Operating income	157,959	19%	105,615	17%	52,344	50%
Interest expense, net	(35,610)	(4)%	(23,656)	(4)%	(11,954)	51%
Interest income	23,838	2%	13,259	2%	10,579	80%
Foreign currency transaction gains, net	6,838	1%	2,682	1%	4,156	155%
Debt conversion expense	(26,455)	(3)%	—	—	(26,455)	NM
Other expense, net	(1,619)	—	(1,687)	—	68	(4)%

Income before income tax provision	124,951	15%	96,213	16%	28,738	30%
Income tax provision	(43,285)	(5)%	(30,525)	(5)%	(12,760)	42%

Net income	$81,666	10%	$65,688	11%	$15,978	24%

NM-Not Meaningful

During the first nine months of 2007, we experienced significant growth in our consolidated revenues, which was primarily driven by an increase in our consolidated subscriber base with the majority of those new subscribers located in Mexico, where we have significantly expanded the coverage of our network and the markets we serve, as well as in Brazil. Consolidated operating expenses as a percentage of consolidated operating revenues increased slightly, and consolidated operating margin decreased slightly, in the first nine months of 2007 compared to the first nine months of 2006. These changes were due mainly to increases in our consolidated cost of service, resulting from higher interconnect expenses, and depreciation and amortization, resulting from the rapid expansion of our digital mobile networks, each of which increased as a percentage of our consolidated operating revenues. These increases primarily resulted from the expansion of our networks and launch of new markets, increased customer loading and higher interconnect costs resulting from a higher proportion of mobile-to-mobile calls, which generally have higher per minute interconnection costs. We expect these costs as a percentage of revenue to remain stable through the remainder of 2007. In addition, coverage expansion and network improvements resulted in consolidated capital expenditures totaling $465.9 million for the first nine months of 2007. While we expect that the amounts invested by Nextel Mexico and Nextel Brazil to expand the coverage of their networks and to improve their quality and capacity will continue to represent the majority of our total capital expenditure investments in the future, we expect the capital expenditures invested by Nextel Brazil to increase due to our recent decision to expand our network coverage in Brazil and the capital expenditures invested by Nextel Mexico to decrease due to the substantial completion of our expansion plan in Mexico.

1.	Operating revenues

The $645.1 million, or 40%, and $235.9 million, or 40%, increases in consolidated service and other revenues from the nine and three months ended September 30, 2006 to the same periods in 2007 are primarily due to 38% increases in the average number of total digital handsets in service for both periods, primarily in Mexico and Brazil, resulting from continued strong demand for our services and our balanced growth and expansion strategy. Average consolidated revenues per handset remained relatively stable from the nine and three months ended September 30, 2006 compared to the same periods in 2007.

2.	Cost of revenues

The $191.5 million, or 44%, and $71.8 million, or 45%, increases in consolidated cost of service from the nine and three months ended September 30, 2006 to the same periods in 2007 are principally a result of the following:

•	$107.5 million, or 49%, and $37.9 million, or 46%, increases in consolidated interconnect costs resulting from 35% and 31% increases in consolidated interconnect minutes of use, as well as an increase in the proportion of mobile-to-mobile minutes of use, which generally have higher per minute interconnection costs;

•	$45.8 million, or 32%, and $17.5 million, or 35%, increases in consolidated direct switch and transmitter and receiver site costs resulting from a 21% increase in the total number of consolidated transmitter and receiver sites in service from September 30, 2006 to September 30, 2007 and increases in costs per site; and

•	$26.6 million, or 43%, and $10.9 million, or 50%, increases in consolidated service and repair costs mainly resulting from increases in subscribers participating under our handset maintenance programs.

The $71.2 million, or 31%, and $15.6 million, or 18%, increases in consolidated cost of digital handset and accessory sales from the nine and three months ended September 30, 2006 to the same periods in 2007 are primarily due to 41% and 31% increases in total handset sales, as well as 46% and 40% increases in handset upgrades, partially offset by lower costs per handset sale resulting from reductions in handset unit costs and a change in the mix of handsets sold in 2007.

3.	Selling and marketing expenses

The $77.9 million, or 33%, and $27.3 million, or 31%, increases in consolidated selling and marketing expenses from the nine and three months ended September 30, 2006 to the same periods in 2007 are principally a result of the following:

•	$30.5 million, or 32%, and $11.6 million, or 32%, increases in consolidated indirect commissions resulting from 38% and 27% increases in total handset sales through external sales channels;

•	$29.6 million, or 36%, and $10.5 million, or 35%, increases in consolidated payroll expenses and direct commissions resulting from 45% and 38% increases in total handset sales by internal sales personnel; and

•	$15.1 million, or 32%, and $4.1 million, or 22%, increases in consolidated advertising expenses, primarily in Brazil, mainly related to Nextel Brazil’s sponsorship of the Copa Nextel Stock Car series, a professional racecar event, and increased advertising initiatives related to overall subscriber growth.

As described in the discussion of Nextel Mexico below, due to the increase in commission rates that Nextel Mexico recently implemented for its indirect sales channels, we expect that consolidated indirect commissions per handset sale will increase during the remainder of 2007 and in 2008.

4.	General and administrative expenses

The $127.4 million, or 38%, and $45.6 million, or 38%, increases in consolidated general and administrative expenses from the nine and three months ended September 30, 2006 to the same periods in 2007 are primarily a result of the following:

•	$42.7 million, or 27%, and $12.1 million, or 21%, increases largely due to higher personnel costs related to an increase in headcount and higher facilities-related expenses due to continued subscriber growth and expansion into new areas;

•	$38.3 million, or 48%, and $14.3 million, or 49%, increases in consolidated customer care expenses, mainly payroll and related expenses, resulting from additional customer care personnel necessary to support a larger customer base;

•	$18.6 million, or 83%, and $9.6 million, or 103%, increases in stock option compensation expense, primarily resulting from grants of stock options in April 2006 and April 2007;

•	$11.4 million, or 52%, and $4.4 million, or 62%, increases in consolidated bad debt expense, primarily in Mexico, as a result of the 38% and 39% increases in consolidated operating revenues. Bad debt expense as a percentage of consolidated operating revenues increased from 1.28% for the nine months ended September 30, 2006 to 1.41% for the same period in 2007 and from 1.14% for the three months ended September 30, 2006 to 1.34% for the same period in 2007. We expect bad debt as a percentage of consolidated operating revenues to remain relatively stable at its current levels for the remainder of 2007; and

•	$10.0 million, or 31%, and $3.7 million, or 33%, increases in information technology repair and maintenance costs primarily in Mexico and Brazil related to the expansion of their digital mobile networks.

5.	Depreciation and amortization

The $79.8 million, or 58%, and $24.8 million, or 47%, increases in consolidated depreciation and amortization from the nine and three months ended September 30, 2006 to the same periods in 2007 are primarily due to a 52% increase in our consolidated property, plant and equipment in service from September 30, 2006 to September 30, 2007 resulting from the continued expansion of our digital mobile networks, mainly in Mexico and Brazil.

6.	Interest expense, net

The $23.5 million, or 36%, and $12.0 million, or 51%, increases in consolidated net interest expense from the nine and three months ended September 30, 2006 to the same periods in 2007 are primarily due to the following:

•	$12.5 million and $9.4 million in incremental interest expense incurred on our 3.125% convertible notes that we issued in May 2007;

•	$7.0 million and $2.6 million increases in interest incurred on our towers financing transactions and capital lease obligations in Mexico and Brazil primarily due to increases in both the number of towers financed and capital leases; and

•	$6.5 million and $2.2 million decreases in capitalized interest related to a significant decline in average construction-in-progress balances, primarily in Mexico due to the substantial completion of our expansion plan; partially offset by

•	$4.0 million and $2.4 million decreases in interest expense due to the conversion of our 3.5% notes and 2.875% notes.

7.	Interest income

The $10.0 million, or 26%, and $10.6 million, or 80%, increases in interest income from the nine and three months ended September 2006 to the same periods in 2007 are largely the result of an increase in average consolidated cash balances due to interest earned in the U.S. on the $1.2 billion gross proceeds received from the issuance of our 3.125% convertible notes that we issued in May 2007.

8.	Foreign currency transaction gains, net

Consolidated foreign currency transaction gains of $12.6 million and $6.8 million for the nine and three months ended September 30, 2007 are primarily the result of the strengthening of the Brazilian real relative to the U.S. dollar on Nextel Brazil’s U.S. dollar-denominated liabilities, primarily its short-term intercompany payables.

Consolidated foreign currency transaction gains of $2.7 million for the three months ended September 30, 2006 are primarily the result of the strengthening of the Mexican peso relative to the U.S. dollar on Nextel Mexico’s U.S. dollar-denominated liabilities, primarily its intercompany payables.

9.	Other expense, net

The $6.3 million, or 86%, decrease in other expense, net, from the nine months ended September 30, 2006 to the same period in 2007 is primarily due to the reversal of a contingent liability by Nextel Mexico during the first quarter of 2007 and a reduction in realized losses on Nextel Mexico’s hedge of capital expenditures and handset purchases that we reclassify from accumulated other comprehensive loss.

10.	Income tax provision

The $20.5 million, or 19%, and $12.8 million, or 42%, increases in the consolidated income tax provision from the nine and three months ended September 30, 2006 compared to the same periods in 2007 are primarily due to increases in income before taxes, increases in non-deductible expenses in the U.S. and a change in the relevant income tax rules under which, beginning in 2007, we now record the tax effect of intercompany management fees evenly throughout the year, which significantly reduced the changes in the quarter-to-quarter tax rate that occurred in 2006.

Segment Results

We evaluate performance of our segments and provide resources to them based on operating income before depreciation and amortization and impairment, restructuring and other charges, which we refer to as segment earnings. Because we do not view share-based compensation as an important element of operational performance, we recognize share-based payment expense at the corporate level and exclude it when evaluating the business performance of our segments. For several years, we have charged a management fee to Nextel Mexico for services rendered by corporate management. For the nine and three months ended September 30, 2007, we reported this management fee as a separate line item in the segment reporting information as these amounts are now regularly provided to our chief operating decision maker. During the nine and three months ended September 30, 2006, Nextel Mexico incurred a management fee of $51.1 million and $17.0 million, respectively. However, for the nine and three months ended September 30, 2006, our segment information does not reflect these management fees as a separate line item because these amounts were not provided to or used by our chief operating decision maker in making operating decisions related to this segment. The tables below provide a summary of the components of our consolidated segments for the nine and three months ended September 30, 2007 and 2006. The results of Nextel Chile are included in “Corporate and other.”

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Nine Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
September 30, 2007	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
	(dollars in thousands)

Nextel Mexico	$1,299,075	55%	$(453,836)	49%	$(353,683)	46%	$491,556
Nextel Brazil	595,565	25%	(254,211)	27%	(199,735)	26%	141,619
Nextel Argentina	317,808	14%	(147,746)	16%	(69,185)	9%	100,877
Nextel Peru	138,148	6%	(72,856)	8%	(39,273)	5%	26,019
Corporate and other	2,459	—	(2,645)	—	(109,632)	14%	(109,818)
Intercompany eliminations	(859)	—	859	—	—	—	—

Total consolidated	$2,352,196	100%	$(930,435)	100%	$(771,508)	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Three Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
September 30, 2007	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
	(dollars in thousands)

Nextel Mexico	$466,110	55%	$(160,147)	48%	$(125,347)	45%	$180,616
Nextel Brazil	223,214	26%	(95,961)	28%	(77,246)	27%	50,007
Nextel Argentina	114,053	13%	(52,472)	16%	(24,531)	9%	37,050
Nextel Peru	48,777	6%	(26,390)	8%	(14,241)	5%	8,146
Corporate and other	1,077	—	(1,021)	—	(40,695)	14%	(40,639)
Intercompany eliminations	(308)	—	308	—	—	—	—

Total consolidated	$852,923	100%	$(335,683)	100%	$(282,060)	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Nine Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
September 30, 2006	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
	(dollars in thousands)

Nextel Mexico	$963,968	57%	$(324,136)	49%	$(264,115)	47%	$375,717
Nextel Brazil	383,570	23%	(175,977)	26%	(131,465)	23%	76,128
Nextel Argentina	247,372	14%	(112,604)	17%	(62,817)	11%	71,951
Nextel Peru	104,055	6%	(54,394)	8%	(31,172)	6%	18,489
Corporate and other	1,890	—	(1,139)	—	(76,627)	13%	(75,876)
Intercompany eliminations	(569)	—	569	—	—	—	—

Total consolidated	$1,700,286	100%	$(667,681)	100%	$(566,196)	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Three Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
September 30, 2006	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
	(dollars in thousands)

Nextel Mexico	$346,051	56%	$(122,005)	49%	$(97,009)	46%	$127,037
Nextel Brazil	141,833	23%	(64,244)	26%	(47,516)	23%	30,073
Nextel Argentina	89,787	15%	(41,739)	17%	(22,861)	11%	25,187
Nextel Peru	37,592	6%	(20,178)	8%	(11,521)	6%	5,893
Corporate and other	521	—	(395)	—	(30,299)	14%	(30,173)
Intercompany eliminations	(198)	—	198	—	—	—	—

Total consolidated	$615,586	100%	$(248,363)	100%	$(209,206)	100%

Exchange Rate Summary

In accordance with accounting principles generally accepted in the United States, we translated the results of operations of our operating segments using the average exchange rates for the nine and three months ended September 30, 2007 and 2006. The following table presents the average exchange rates we used to translate the results of operations of our operating segments, as well as changes from the average exchange rates utilized in prior periods. Because the U.S. dollar is the functional currency in Peru, Nextel Peru’s results of operations are not significantly impacted by changes in the U.S. dollar to Peruvian sol exchange rate.

	Nine Months Ended September 30,
	2007	2006	Percent Change

Mexican peso	10.95	10.90	(0.5)%
Brazilian real	2.00	2.18	9.0%
Argentine peso	3.11	3.07	(1.3)%

	Three Months Ended September 30,
	2007	2006	Percent Change

Mexican peso	10.96	10.96	—
Brazilian real	1.92	2.17	13.0%
Argentine peso	3.14	3.09	(1.6)%

A discussion of the results of operations for each of our reportable segments is provided below.

b.	Nextel Mexico

		% of		% of
		Nextel		Nextel
		Mexico’s		Mexico’s	Change from
	September 30,	Operating	September 30,	Operating	Previous Year
	2007	Revenues	2006	Revenues	Dollars	Percent
	(dollars in thousands)

Nine Months Ended
Operating revenues
Service and other revenues	$1,280,982	99%	$946,500	98%	$334,482	35%
Digital handset and accessory revenues	18,093	1%	17,468	2%	625	4%

	1,299,075	100%	963,968	100%	335,107	35%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(270,433)	(21)%	(198,714)	(21)%	(71,719)	36%
Cost of digital handsets and accessories	(183,403)	(14)%	(125,422)	(13)%	(57,981)	46%

	(453,836)	(35)%	(324,136)	(34)%	(129,700)	40%
Selling and marketing expenses	(184,160)	(14)%	(146,023)	(15)%	(38,137)	26%
General and administrative expenses	(169,523)	(13)%	(118,092)	(12)%	(51,431)	44%

Segment earnings	491,556	38%	375,717	39%	115,839	31%
Management fee	(29,700)	(2)%	—	—	(29,700)	NM
Depreciation and amortization	(106,788)	(9)%	(72,352)	(8)%	(34,436)	48%

Operating income	355,068	27%	303,365	31%	51,703	17%
Interest expense, net	(44,765)	(3)%	(27,421)	(3)%	(17,344)	63%
Interest income	20,948	2%	24,697	3%	(3,749)	(15)%

		% of		% of
		Nextel		Nextel
		Mexico’s		Mexico’s	Change from
	September 30,	Operating	September 30,	Operating	Previous Year
	2007	Revenues	2006	Revenues	Dollars	Percent
	(dollars in thousands)

Foreign currency transaction gains (losses), net	899	—	(823)	—	1,722	(209)%
Other income (expense), net	2,183	—	(2,116)	—	4,299	(203)%

Income before income tax	$334,333	26%	$297,702	31%	$36,631	12%

Three Months Ended
Operating revenues
Service and other revenues	$458,665	98%	$341,203	99%	$117,462	34%
Digital handset and accessory revenues	7,445	2%	4,848	1%	2,597	54%

	466,110	100%	346,051	100%	120,059	35%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(98,657)	(21)%	(71,546)	(21)%	(27,111)	38%
Cost of digital handsets and accessories	(61,490)	(13)%	(50,459)	(14)%	(11,031)	22%

	(160,147)	(34)%	(122,005)	(35)%	(38,142)	31%
Selling and marketing expenses	(66,200)	(14)%	(55,143)	(16)%	(11,057)	20%
General and administrative expenses	(59,147)	(13)%	(41,866)	(12)%	(17,281)	41%

Segment earnings	180,616	39%	127,037	37%	53,579	42%
Management fee	(9,900)	(2)%	—	—	(9,900)	NM
Depreciation and amortization	(38,574)	(9)%	(27,533)	(8)%	(11,041)	40%

Operating income	132,142	28%	99,504	29%	32,638	33%
Interest expense, net	(15,453)	(3)%	(10,542)	(3)%	(4,911)	47%
Interest income	8,039	2%	8,702	2%	(663)	(8)%
Foreign currency transaction (losses) gains, net	(309)	—	2,719	1%	(3,028)	(111)%
Other (expense) income, net	(77)	—	178	—	(255)	(143)%

Income before income tax	$124,342	27%	$100,561	29%	$23,781	24%

NM-Not Meaningful

Nextel Mexico continues to be our largest and most profitable market segment, comprising 55% of our consolidated operating revenues for the nine months ended September 30, 2007. During the nine months ended September 30, 2007, Nextel Mexico experienced strong subscriber growth and a corresponding increase in operating expenses, which was the result of increased costs incurred in connection with Nextel Mexico’s expansion efforts, including network, personnel and other expenses related to the launch of new markets, as well as the high level of subscriber growth throughout 2006 and the first nine months of 2007. In addition, for the nine months ended September 30, 2007, Nextel Mexico’s segment earnings margin decreased from the same period in 2006, primarily as a result of an increase in cost of digital handset and accessories because of a 46% increase in handset sales realized in connection with strong subscriber growth and higher handset subsidies as a percentage of handset costs.

During 2007, some of Nextel Mexico’s competitors have significantly lowered prices for postpaid wireless services, offered free or significantly discounted handsets, offered various incentives to larger customers to switch service providers, including reimbursement of cancellation fees, and offered bundled telecommunications services that include local, long distance and data services. Nextel Mexico is addressing these competitive actions by, among other things, launching attractive commercial campaigns offering handsets to new and existing customers on terms that result in higher handset subsidies as a percentage of handset costs and offering more competitive rate plans. During the third quarter of 2007, Nextel Mexico also increased its commission rates and otherwise modified its compensation arrangements with its indirect sales channels in an effort to promote additional sales through these channels. As a result of the more competitive environment, Nextel Mexico has experienced lower average revenue per subscriber and a higher customer turnover rate in 2007 compared to 2006. As Nextel Mexico continues to expand its customer base in both new and existing markets and continues to address a more competitive sales environment, we expect that Nextel Mexico’s average revenue per subscriber will continue to decline throughout the remainder of 2007. We also expect Nextel Mexico’s customer turnover rate to increase throughout the remainder of 2007 as a result of the highly competitive market practices in Mexico.

During the first nine months of 2007, Nextel Mexico substantially completed the network expansion plans launched in 2005 that were designed to significantly increase the number of markets we serve in Mexico. Coverage expansion and network improvements resulted in capital expenditures totaling $200.1 million for the first nine months of 2007, which is a 43% share of consolidated capital expenditures. While we expect that Nextel Mexico will continue to represent a significant portion of our total capital expenditures in the future, as we continue to increase the coverage and capacity of our networks in our existing markets, we expect its percentage of total capital expenditures to decrease slightly now that its expansion plans are substantially complete. We expect subscriber growth in Mexico to continue as we take advantage of new markets launched during 2006 and 2007. As those markets are maturing, Nextel Mexico has begun to focus on driving penetration in additional market segments such as small businesses and mid- to high-income individuals to complement our core target base of larger business customers.

The average exchange rates of the Mexican peso for the nine months ended September 30, 2007 depreciated against the U.S. dollar by less than 1% from the nine months ended September 30, 2006. As a result, compared to 2006, the components of Nextel Mexico’s results of operations for the nine months ended September 30, 2007 after translation into U.S. dollars reflect slightly lower increases than would have occurred if it were not for the impact of the depreciation of the peso. The average exchange rate of the Mexican peso for the three months ended September 30, 2007 remained relatively constant against the U.S. dollar from the three months ended September 30, 2006. As a result, the components of Nextel Mexico’s results of operations for the three months ended September 30, 2007 after translation into U.S. dollars are generally comparable to its results of operations for the three months ended September 30, 2006.

1.	Operating revenues

The $334.5 million, or 35%, and $117.5 million, or 34%, increases in service and other revenues from the nine and three months ended September 30, 2006 to the same periods in 2007 are primarily due to 40% increases in the average number of digital handsets in service from the nine and three months ended September 30, 2006 to the same periods in 2007 resulting from growth in Nextel Mexico’s existing markets, as well as the expansion of service coverage into new markets during 2006 and the first nine months of 2007, partially offset by slight declines in average revenue per handset.

2.	Cost of revenues

The $71.7 million, or 36%, and $27.1 million, or 38%, increases in cost of service from the nine and three months ended September 30, 2006 to the same periods in 2007 are principally due to the following:

•	$39.2 million, or 43%, and $13.8 million, or 41%, increases in interconnect costs generally resulting from 36% and 28% increases in interconnect system minutes of use, as well as an increase in the proportion of mobile-to-mobile minutes of use, which generally have higher per minute costs;

•	$16.0 million, or 22%, and $5.5 million, or 21%, increases in direct switch and transmitter and receiver site costs resulting from a 20% increase in the number of transmitter and receiver sites in service from September 30, 2006 to September 30, 2007; and

•	$10.9 million, or 39%, and $5.0 million, or 51%, increases in service and repair costs largely due to increased activity under Nextel Mexico’s handset maintenance program.

The $58.0 million, or 46%, and $11.0 million, or 22%, increases in cost of digital handsets and accessories from the nine and three months ended September 30, 2006 to the same periods in 2007 are primarily due to 46% and 25% increases in total handset sales, respectively, as well as increases in handset upgrades.

3.	Selling and marketing expenses

The $38.1 million, or 26%, and $11.1 million, or 20%, increases in selling and marketing expenses from the nine and three months ended September 30, 2006 to the same periods in 2007 are primarily a result of the following:

•	$17.8 million, or 26%, and $6.7 million, or 26%, increases in indirect commissions primarily due to 37% and 16% increases in handset sales by Nextel Mexico’s dealers; and

•	$13.7 million, or 34%, and $4.4 million, or 30%, increases in direct commissions and payroll expenses principally due to 63% and 41% increases in handset sales by Nextel Mexico’s sales personnel, partially offset by a decrease in direct commission per handset sale resulting from a change in the mix of rate plans sold.

Due to the increases in commission rates for indirect sales channels that Nextel Mexico recently implemented, we expect that indirect commissions per handset sale will increase significantly during the remainder of 2007 and in 2008.

The $4.9 million, or 15%, increase in advertising costs from the nine months ended September 30, 2006 to the same period in 2007 is largely due to the launch of new markets in connection with Nextel Mexico’s expansion plan, the launch of new rate plans and objectives to reinforce market awareness of the Nextel brand name.

4.	General and administrative expenses

The $51.4 million, or 44%, and $17.3 million, or 41%, increases in general and administrative expenses from the nine and three months ended September 30, 2006 to the same periods in 2007 are largely a result of the following:

•	$22.4 million, or 57%, and $7.5 million, or 51%, increases in customer care expenses primarily due to an increase in payroll and employee related expenses caused by an increase in customer care personnel necessary to support a larger customer base, as well as an increase in the number of retail stores;

•	$17.6 million, or 34%, and $5.3 million, or 28%, increases in general corporate costs resulting from an increase in payroll and related expenses caused by more general and administrative personnel, higher business insurance expenses and increased facilities costs due to expansion into new markets; and

•	$8.4 million, or 74%, and $3.2 million, or 89%, increases in bad debt expense. Bad debt as a percentage of revenue increased from 1.18% for the nine months ended September 30, 2006 to 1.52% for the same period in 2007 and from 1.03% for the three months ended September 30, 2006 to 1.44% for the same period in 2007. These increases resulted primarily from the introduction of certain rate plans that are available to customers with higher credit risk. We expect bad debt as a percent of revenue to remain relatively stable through the remainder of 2007.

5.	Management fee

We charge a management fee to Nextel Mexico for its share of the corporate management services performed by us, which effective January 1, 2007, we include in our segment reporting information. Nextel Mexico incurred a management fee of $29.7 million and $9.9 million for the nine and three months ended September 30, 2007. During the nine and three months ended September 30, 2006, Nextel Mexico incurred a management fee of $51.1 million and $17.0 million, respectively.

6.	Depreciation and amortization

The $34.4 million, or 48%, and $11.0 million, or 40%, increases in depreciation and amortization from the nine and three months ended September 30, 2006 to the same periods in 2007 are primarily due to a 44% increase in Nextel Mexico’s property, plant and equipment in service resulting from the continued build-out of Nextel Mexico’s digital mobile network in connection with its market expansion plan.

7.	Interest expense, net

Excluding $7.8 million and $2.6 million in interest on the management fee for the nine and three months ended September 30, 2007 that was not recognized for segment reporting purposes in 2006, Nextel Mexico’s interest expense increased $9.5 million, or 35%, and $2.3 million, or 22%, mostly due to decreases in capitalized interest related to a significant decrease in average construction-in-progress balances due to the substantial completion of its expansion plan, as well as an increase in interest incurred on its co-location capital leases resulting from an increase in the number of communication tower co-location agreements.

8.	Foreign currency transaction gains (losses), net

Foreign currency transaction gains of $2.7 million for the three months ended September 30, 2006 are primarily due to the impact of an increase in the value of the Mexican peso on Nextel Mexico’s U.S. dollar-denominated liabilities.

9.	Other income (expense), net

The $4.3 million change in other expense, net, from the nine months ended September 30, 2006 to the same period in 2007 primarily relates to the reversal of a contingent liability during the first quarter of 2007 and a reduction in realized losses on Nextel Mexico’s hedge of capital expenditures and handset purchases that we reclassify from accumulated other comprehensive loss.

c.	Nextel Brazil

		% of		% of
		Nextel		Nextel
		Brazil’s		Brazil’s	Change from
	September 30,	Operating	September 30,	Operating	Previous Year
	2007	Revenues	2006	Revenues	Dollars	Percent
			(dollars in thousands)

Nine Months Ended
Operating revenues
Service and other revenues	$570,308	96%	$354,863	93%	$215,445	61%
Digital handset and accessory revenues	25,257	4%	28,707	7%	(3,450)	(12)%

	595,565	100%	383,570	100%	211,995	55%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(198,525)	(33)%	(122,911)	(32)%	(75,614)	62%
Cost of digital handsets and accessories	(55,686)	(10)%	(53,066)	(14)%	(2,620)	5%

	(254,211)	(43)%	(175,977)	(46)%	(78,234)	44%
Selling and marketing expenses	(81,976)	(13)%	(50,328)	(13)%	(31,648)	63%
General and administrative expenses	(117,759)	(20)%	(81,137)	(21)%	(36,622)	45%

		% of		% of
		Nextel		Nextel
		Brazil’s		Brazil’s	Change from
	September 30,	Operating	September 30,	Operating	Previous Year
	2007	Revenues	2006	Revenues	Dollars	Percent
			(dollars in thousands)

Segment earnings	141,619	24%	76,128	20%	65,491	86%
Depreciation and amortization	(67,734)	(12)%	(40,671)	(11)%	(27,063)	67%

Operating income	73,885	12%	35,457	9%	38,428	108%
Interest expense, net	(22,221)	(4)%	(17,857)	(5)%	(4,364)	24%
Interest income	4,457	1%	2,480	1%	1,977	80%
Foreign currency transaction gains (losses), net	10,041	2%	(338)	—	10,379	NM
Other expense, net	(3,162)	—	(4,567)	(1)%	1,405	(31)%

Income before income tax	$63,000	11%	$15,175	4%	$47,825	NM

Three Months Ended
Operating revenues
Service and other revenues	$215,683	97%	$130,526	92%	$85,157	65%
Digital handset and accessory revenues	7,531	3%	11,307	8%	(3,776)	(33)%

	223,214	100%	141,833	100%	81,381	57%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(75,229)	(34)%	(45,126)	(32)%	(30,103)	67%
Cost of digital handsets and accessories	(20,732)	(9)%	(19,118)	(13)%	(1,614)	8%

	(95,961)	(43)%	(64,244)	(45)%	(31,717)	49%
Selling and marketing expenses	(32,356)	(15)%	(18,971)	(14)%	(13,385)	71%
General and administrative expenses	(44,890)	(20)%	(28,545)	(20)%	(16,345)	57%

Segment earnings	50,007	22%	30,073	21%	19,934	66%
Depreciation and amortization	(25,077)	(11)%	(15,144)	(11)%	(9,933)	66%

Operating income	24,930	11%	14,929	10%	10,001	67%
Interest expense, net	(7,879)	(4)%	(6,248)	(4)%	(1,631)	26%
Interest income	1,667	1%	895	—	772	86%
Foreign currency transaction gains (losses), net	5,802	3%	(66)	—	5,868	NM
Other expense, net	(1,608)	(1)%	(1,831)	(1)%	223	(12)%

Income before income tax	$22,912	10%	$7,679	5%	$15,233	198%

NM-Not Meaningful

Over the last several years, Nextel Brazil’s subscriber base and segment earnings have increased as a result of a continued focus on customer service, the expansion of its digital mobile network and significant improvements in its operating cost structure. In addition to these factors, improvements in the Brazilian economy and increasing demand for Nextel Brazil’s products and services have resulted in continued growth in existing markets and have led Nextel Brazil to make significant investments in order to expand its services into new markets. Coverage expansion and network improvements resulted in capital expenditures totaling $177.9 million for the first nine months of 2007, which is a 38% share of consolidated capital expenditure investments. We believe that Nextel Brazil’s network expansion and quality improvements are contributing factors to our low consolidated customer turnover rate and our consolidated subscriber growth. Throughout the remainder of 2007, Nextel Brazil plans to continue to expand its digital mobile network and grow its subscriber base. In addition, during the second quarter of 2007, we decided to develop plans to further expand our network coverage in Brazil over the next two to three years.

The average exchange rate of the Brazilian real for the nine and three months ended September 30, 2007 appreciated against the U.S. dollar by 9% and 13% from the same periods in 2006. As a result, the components of Nextel Brazil’s results of operations for the nine and three months ended September 30, 2007 after translation into U.S. dollars reflect higher increases than would have occurred if it were not for the impact of the appreciation in the average value of the Brazilian real.

1.	Operating revenues

The $215.4 million, or 61%, and $85.2 million, or 65%, increases in service and other revenues from the nine and three months ended September 30, 2006 to the same periods in 2007 are primarily a result of 42% and 43% increases in the average number of digital handsets in service resulting from growth in Nextel Brazil’s existing markets, and the expansion of service coverage into new markets in connection with our balanced growth and expansion objectives, as well as increases in local currency-based average revenues per subscriber.

The $3.5 million, or 12%, and $3.8 million, or 33%, decreases in digital handset and accessory sales from the nine and three months ended September 30, 2006 to the same periods in 2007 are primarily due to decreases in handset sales revenues resulting from increased sales of SIM cards in 2007, which allow a customer to use our service by inserting the card into a separately purchased handset and which generated lower sales revenues per unit, compared to a higher volume of handsets sold during 2006.

2.	Cost of revenues

The $75.6 million, or 62%, and $30.1 million, or 67%, increases in cost of service from the nine and three months ended September 30, 2006 to the same periods in 2007 are primarily due to the following:

•	$47.8 million, or 82%, and $19.4 million, or 87%, increases in interconnect costs resulting from 50% and 49% increases in interconnect minutes of use, as well as increases in the proportion of mobile-to-mobile minutes of use, which generally have higher per minute costs;

•	$20.8 million, or 46%, and $8.2 million, or 52%, increases in direct switch and transmitter and receiver site costs, including spectrum license fees, resulting from a 22% increase in the number of transmitter and receiver sites in service from September 30, 2006 to September 30, 2007, as well as increases in operating and maintenance costs per site; and

•	$3.7 million, or 28%, and $1.1 million, or 24%, increases in service and repair costs largely due to increased activity under Nextel Brazil’s handset maintenance program.

The $2.6 million, or 5%, and $1.6 million, or 8%, increases in cost of digital handsets and accessories from the nine and three months ended September 30, 2006 to the same periods in 2007 are primarily due to 32% and 48% increases in handset upgrades provided to current customers, partially offset by decreases in handset costs resulting from increased sales of SIM cards in 2007 compared to a higher volume of handsets purchased during 2006.

3.	Selling and marketing expenses

The $31.6 million, or 63%, and $13.4 million, or 71%, increases in selling and marketing expenses from the nine and three months ended September 30, 2006 to the same periods in 2007 are principally due to the following:

•	$12.9 million, or 53%, and $5.0 million, or 58%, increases in payroll expenses and direct commissions largely as a result of 43% and 40% increases in handset sales by Nextel Brazil’s internal sales force, as well as 49% increases in selling and marketing personnel necessary to support continued sales growth;

•	$9.3 million, or 84%, and $4.5 million, or 98%, increases in advertising expenses resulting from the launch of new markets in connection with Nextel Brazil’s expansion plan, its sponsorship of the Copa Nextel Stock Car series, a professional racecar event, and its continued print and media campaigns for various products and services, including the launch of Blackberry services; and

•	$9.0 million, or 70%, and $3.6 million, or 72%, increases in indirect commissions resulting from 47% and 52% increases in handset sales through Nextel Brazil’s external sales channels, as well as increases in indirect commissions earned per handset sale resulting from premiums paid on sales exceeding pre-established thresholds.

4.	General and administrative expenses

The $36.6 million, or 45%, and $16.3 million, or 57%, increases in general and administrative expenses from the nine and three months ended September 30, 2006 to the same periods in 2007 are primarily a result of the following:

•	$12.5 million, or 60%, and $5.2 million, or 70%, increases in revenue-based taxes that we report on a gross basis as both service and other revenues and general and administrative expenses, primarily due to the 55% and 57% increases in Nextel Brazil’s operating revenues;

•	$10.9 million, or 46%, and $4.9 million, or 57%, increases in customer care expenses resulting from 35% increases in customer care personnel for both periods necessary to support a larger customer base, as well as increases in various facilities expenses;

•	$8.0 million, or 38%, and $3.8 million, or 51%, increases in general corporate and facilities costs primarily resulting from an increase in general and administrative personnel necessary to support Nextel Brazil’s expansion; and

•	$3.6 million, or 53%, and $1.3 million, or 53%, increases in information technology expenses related to Nextel Brazil’s systems infrastructure as a result of its growing subscriber base.

5.	Depreciation and amortization

The $27.1 million, or 67%, and $9.9 million, or 66%, increases in depreciation and amortization from the nine and three months ended September 30, 2006 to the same periods in 2007 are primarily due to a 76% increase in Nextel Brazil’s property, plant and equipment in service from September 30, 2006 to September 30, 2007 resulting from the continued build-out of Nextel Brazil’s digital mobile network.

6.	Interest expense, net

The $4.4 million, or 24%, and $1.6 million, or 26%, increases in net interest expense are primarily the result of increases in interest incurred on Nextel Brazil’s towers financing transactions and capital lease obligations primarily due to increases in both the number of towers financed and the number of capital leases, as well as decreases in capitalized interest.

7.	Foreign currency transaction gains (losses), net

Foreign currency transaction gains of $10.0 million and $5.8 million for the nine and three months ended September 30, 2007 are primarily due to the strengthening of the Brazilian real relative to the U.S. dollar on Nextel Brazil’s U.S. dollar-denominated liabilities, primarily its short-term intercompany payables.

d.	Nextel Argentina

		% of		% of
		Nextel		Nextel
		Argentina’s		Argentina’s	Change from
	September 30,	Operating	September 30,	Operating	Previous Year
	2007	Revenues	2006	Revenues	Dollars	Percent
	(dollars in thousands)

Nine Months Ended
Operating revenues
Service and other revenues	$293,538	92%	$229,629	93%	$63,909	28%
Digital handset and accessory revenues	24,270	8%	17,743	7%	6,527	37%

	317,808	100%	247,372	100%	70,436	28%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(110,038)	(34)%	(80,150)	(33)%	(29,888)	37%
Cost of digital handsets and accessories	(37,708)	(12)%	(32,454)	(13)%	(5,254)	16%

	(147,746)	(46)%	(112,604)	(46)%	(35,142)	31%
Selling and marketing expenses	(24,128)	(8)%	(19,988)	(8)%	(4,140)	21%
General and administrative expenses	(45,057)	(14)%	(42,829)	(17)%	(2,228)	5%

Segment earnings	100,877	32%	71,951	29%	28,926	40%
Depreciation and amortization	(22,505)	(7)%	(13,203)	(5)%	(9,302)	70%

Operating income	78,372	25%	58,748	24%	19,624	33%
Interest expense, net	(1,904)	—	(2,118)	(1)%	214	(10)%
Interest income	3,417	1%	1,765	1%	1,652	94%
Foreign currency transaction gains, net	1,301	—	394	—	907	230%
Other income, net	1,586	—	319	—	1,267	NM

Income before income tax	$82,772	26%	$59,108	24%	$23,664	40%

		% of		% of
		Nextel		Nextel
		Argentina’s		Argentina’s	Change from
	September 30,	Operating	September 30,	Operating	Previous Year
	2007	Revenues	2006	Revenues	Dollars	Percent
	(dollars in thousands)

Three Months Ended
Operating revenues
Service and other revenues	$105,437	92%	$82,685	92%	$22,752	28%
Digital handset and accessory revenues	8,616	8%	7,102	8%	1,514	21%

	114,053	100%	89,787	100%	24,266	27%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(39,318)	(34)%	(28,520)	(32)%	(10,798)	38%
Cost of digital handsets and accessories	(13,154)	(12)%	(13,219)	(15)%	65	—

	(52,472)	(46)%	(41,739)	(47)%	(10,733)	26%
Selling and marketing expenses	(8,997)	(8)%	(7,173)	(8)%	(1,824)	25%
General and administrative expenses	(15,534)	(14)%	(15,688)	(17)%	154	(1)%

Segment earnings	37,050	32%	25,187	28%	11,863	47%
Depreciation and amortization	(7,637)	(6)%	(5,708)	(6)%	(1,929)	34%

Operating income	29,413	26%	19,479	22%	9,934	51%
Interest expense, net	(780)	(1)%	(669)	(1)%	(111)	17%
Interest income	1,380	1%	651	1%	729	112%
Foreign currency transaction gains (losses), net	995	1%	(11)	—	1,006	NM
Other income, net	9	—	90	—	(81)	(90)%

Income before income tax	$31,017	27%	$19,540	22%	$11,477	59%

NM-Not Meaningful

The average exchange rates of the Argentine peso for the nine and three months ended September 30, 2007 depreciated against the U.S. dollar by 1% and 2% from the same periods in 2006. As a result, the components of Nextel Argentina’s results of operations for the nine and three months ended September 30, 2007 after translation into U.S. dollars reflect slightly lower increases than would have occurred if it were not for the impact of the depreciation in the average value of the peso.

1.	Operating revenues

The $63.9 million, or 28%, and $22.8 million, or 28%, increases in service and other revenues from the nine and three months ended September 30, 2006 to the same periods in 2007 are primarily a result of the following:

•	28% and 27% increases in the average number of digital handsets in service, resulting primarily from growth in Nextel Argentina’s existing markets; and

•	$8.1 million, or 35%, and $3.2 million, or 39%, increases in revenues generated from Nextel Argentina’s handset maintenance program due to growth in the number of Nextel Argentina’s customers that are utilizing this program.

The $6.5 million, or 37%, and $1.5 million, or 21%, increases in digital handset and accessory revenues from the nine and three months ended September 30, 2006 to the same periods in 2007, are primarily the result of 22% and 17% increases in handset sales, as well as increases in handset upgrades.

2.	Cost of revenues

The $29.9 million, or 37%, and $10.8 million, or 38%, increases in cost of service from the nine and three months ended September 30, 2006 to the same periods in 2007 are principally a result of the following:

•	$12.4 million, or 28%, and $3.7 million, or 22%, increases in interconnect costs largely as a result of 19% and 18% increases in interconnect system minutes of use, as well as an increase in the proportion of mobile-to-mobile minutes of use, which generally have higher per minute costs;

•	$11.0 million, or 66%, and $4.4 million, or 78%, increases in service and repair costs largely due to increased activity under Nextel Argentina’s handset maintenance program; and

•	$5.5 million, or 30%, and $2.2 million, or 37%, increases in direct switch and transmitter and receiver site costs, including spectrum license fees, due to a 19% increase in the number of transmitter and receiver sites in service from September 30, 2006 to September 30, 2007, as well as increases in rental costs and municipal taxes per site.

The $5.3 million, or 16%, increase in cost of digital handset and accessory sales from the nine months ended September 30, 2006 to the same period in 2007 is primarily due to a 22% increase in handset sales, as well as a 21% increase in handset upgrades.

3.	Selling and marketing expenses

The $4.1 million, or 21%, and $1.8 million, or 25%, increases in selling and marketing expenses from the nine and three months ended September 30, 2006 to the same periods in 2007 are primarily due to the following:

•	$2.7 million, or 31%, and $1.0 million, or 31%, increases in indirect commissions principally resulting from 29% and 22% increases in handset sales obtained through Nextel Argentina’s external sales channels, as well as an increase in indirect commissions earned per handset sale; and

•	$1.0 million, or 13%, and $0.7 million, or 25%, increases in direct commissions and payroll expenses principally resulting from 14% and 10% increases in handset sales by Nextel Argentina’s sales personnel.

4.	General and administrative expenses

The $2.2 million, or 5%, increase in general and administrative expenses from the nine months ended September 30, 2006 to the same period in 2007 is largely a result of a $2.8 million, or 32%, increase in customer care expenses resulting from an increase in customer care personnel necessary to support a larger customer base, partially offset by a cost reduction resulting from a change in the calculation of the universal service tax.

5.	Depreciation and amortization

The $9.3 million, or 70%, and $1.9 million, or 34%, increases in depreciation and amortization from the nine and three months ended September 30, 2006 to the same periods in 2007 are primarily due to 26% increases in Nextel Argentina’s property, plant and equipment in service.

e.	Nextel Peru

		% of		% of
		Nextel		Nextel
		Peru’s		Peru’s	Change from
	September 30,	Operating	September 30,	Operating	Previous Year
	2007	Revenues	2006	Revenues	Dollars	Percent
	(dollars in thousands)

Nine Months Ended
Operating revenues
Service and other revenues	$128,947	93%	$97,978	94%	$30,969	32%
Digital handset and accessory revenues	9,201	7%	6,077	6%	3,124	51%

	138,148	100%	104,055	100%	34,093	33%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(50,326)	(37)%	(36,382)	(35)%	(13,944)	38%
Cost of digital handsets and accessories	(22,530)	(16)%	(18,012)	(17)%	(4,518)	25%

	(72,856)	(53)%	(54,394)	(52)%	(18,462)	34%
Selling and marketing expenses	(14,905)	(11)%	(12,788)	(12)%	(2,117)	17%
General and administrative expenses	(24,368)	(17)%	(18,384)	(18)%	(5,984)	33%

Segment earnings	26,019	19%	18,489	18%	7,530	41%
Depreciation and amortization	(15,202)	(11)%	(8,421)	(8)%	(6,781)	81%

Operating income	10,817	8%	10,068	10%	749	7%
Interest expense, net	(95)	—	(106)	—	11	(10)%
Interest income	499	—	850	1%	(351)	(41)%
Foreign currency transaction gains, net	371	—	80	—	291	NM

Income before income tax	$11,592	8%	$10,892	11%	$700	6%

		% of		% of
		Nextel		Nextel
		Peru’s		Peru’s	Change from
	September 30,	Operating	September 30,	Operating	Previous Year
	2007	Revenues	2006	Revenues	Dollars	Percent
	(dollars in thousands)

Three Months Ended
Operating revenues
Service and other revenues	$45,457	93%	$35,349	94%	$10,108	29%
Digital handset and accessory revenues	3,320	7%	2,243	6%	1,077	48%

	48,777	100%	37,592	100%	11,185	30%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(17,691)	(36)%	(14,176)	(38)%	(3,515)	25%
Cost of digital handsets and accessories	(8,699)	(18)%	(6,002)	(16)%	(2,697)	45%

	(26,390)	(54)%	(20,178)	(54)%	(6,212)	31%
Selling and marketing expenses	(5,582)	(11)%	(4,944)	(13)%	(638)	13%
General and administrative expenses	(8,659)	(18)%	(6,577)	(18)%	(2,082)	32%

Segment earnings	8,146	17%	5,893	15%	2,253	38%
Depreciation and amortization	(4,318)	(9)%	(3,078)	(8)%	(1,240)	40%

Operating income	3,828	8%	2,815	7%	1,013	36%
Interest expense, net	(28)	—	(34)	—	6	(18)%
Interest income	158	—	290	1%	(132)	(46)%
Foreign currency transaction gains, net	316	1%	30	—	286	NM

Income before income tax	$4,274	9%	$3,101	8%	$1,173	38%

NM-Not Meaningful

1.	Operating revenues

The $31.0 million, or 32%, and $10.1 million, or 29%, increases in service and other revenues from the nine and three months ended September 30, 2006 to the same periods in 2007 are primarily due to 36% and 35% increases in the average number of digital handsets in service, partially offset by decreases in average revenue per handset mainly resulting from lower rate plans implemented in response to increased competition.

The $3.1 million, or 51%, and $1.1 million, or 48%, increases in digital handset and accessory revenues from the nine and three months ended September 30, 2006 to the same periods in 2007, are primarily the result of 32% and 45% increases in handset sales, as well as increases in handset upgrades.

2.	Cost of revenues

The $13.9 million, or 38%, and $3.5 million, or 25%, increases in cost of service from the nine and three months ended September 30, 2006 to the same periods in 2007 are largely a result of the following:

•	$8.9 million, or 38%, and $1.6 million, or 17%, increases in interconnect costs largely as a result of 30% and 17% increases in interconnect minutes of use; and

•	$2.5 million, or 29%, and $0.8 million, or 28%, increases in direct switch and transmitter and receiver site costs due to a 14% increase in the number of transmitter and receiver sites in service from September 30, 2006 to September 30, 2007, as well as increases in operating and maintenance costs per site.

The $4.5 million, or 25%, and $2.7 million, or 45%, increases in cost of digital handsets and accessories from the nine and three months ended September 30, 2006 to the same periods in 2007 are largely a result of 32% and 45% increases in handset sales.

3.	Selling and marketing expenses

The $2.1 million, or 17%, and $0.6 million, or 13%, increases in selling and marketing expenses from the nine and three months ended September 30, 2006 to the same periods in 2007 are primarily due to $1.6 million, or 25%, and $0.6 million, or 26%, increases in direct commissions and payroll expenses principally due to 25% and 46% increases in handset sales by Nextel Peru’s sales personnel.

4.	General and administrative expenses

The $6.0 million, or 33%, and $2.1 million, or 32%, increases in general and administrative expenses from the nine and three months ended September 30, 2006 to the same periods in 2007 are primarily due to the following:

•	$2.1 million, or 31%, and $0.8 million, or 33%, increases in general corporate costs due to increases in general and administrative personnel necessary to support Nextel Peru’s expanding business; and

•	$1.6 million, or 22%, and $0.6 million, or 23%, increases in customer care expenses primarily due to increases in customer care and billing operations personnel caused by the need to support a growing customer base.

5.	Depreciation and amortization

The $6.8 million, or 81%, and $1.2 million, or 40%, increases in depreciation and amortization from the nine and three months ended September 30, 2006 to the same periods in 2007 are primarily due to increased depreciation resulting from a 59% increase in Nextel Peru’s property, plant and equipment, as well as additional depreciation related to the early retirement of certain network equipment.

f.	Corporate and other

		% of		% of
		Corporate		Corporate
		and other		and other	Change from
	September 30,	Operating	September 30,	Operating	Previous Year
	2007	Revenues	2006	Revenues	Dollars	Percent
	(dollars in thousands)

Nine Months Ended
Operating revenues
Service and other revenues	$2,454	100%	$1,890	100%	$564	30%
Digital handset and accessory revenues	5	—	—	—	5	NM

	2,459	100%	1,890	100%	569	30%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(1,790)	(73)%	(1,136)	(60)%	(654)	58%
Cost of digital handsets and accessories	(855)	(35)%	(3)	—	(852)	NM

	(2,645)	(108)%	(1,139)	(60)%	(1,506)	132%
Selling and marketing expenses	(7,211)	293%	(5,339)	(282)%	(1,872)	35%
General and administrative expenses	(102,421)	NM	(71,288)	NM	(31,133)	44%

Segment losses	(109,818)	NM	(75,876)	NM	(33,942)	45%
Management fee	29,700	NM	—	—	29,700	NM
Depreciation and amortization	(4,983)	(203)%	(2,746)	(145)%	(2,237)	81%

Operating loss	(85,101)	NM	(78,622)	NM	(6,479)	8%
Interest expense, net	(28,403)	NM	(18,672)	NM	(9,731)	52%
Interest income	27,471	NM	9,276	NM	18,195	196%
Foreign currency transaction gains (losses), net	25	1%	(114)	(6)%	139	(122)%
Debt conversion expense	(26,455)	NM	—	—	(26,455)	NM
Other expense, net	(1,593)	(65)%	(911)	(48)%	(682)	75%

Loss before income tax	$(114,056)	NM	$(89,043)	NM	$(25,013)	28%

		% of		% of
		Corporate		Corporate
		and other		and other	Change from
	September 30,	Operating	September 30,	Operating	Previous Year
	2007	Revenues	2006	Revenues	Dollars	Percent
	(dollars in thousands)

Three Months Ended
Operating revenues
Service and other revenues	$1,072	100%	$521	100%	$551	106%
Digital handset and accessory revenues	5	—	—	—	5	NM

	1,077	100%	521	100%	556	107%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(726)	(68)%	(392)	(75)%	(334)	85%
Cost of digital handsets and accessories	(295)	(27)%	(3)	(1)%	(292)	NM

	(1,021)	(95)%	(395)	(76)%	(626)	158%
Selling and marketing expenses	(2,467)	(229)%	(2,099)	NM	(368)	18%
General and administrative expenses	(38,228)	NM	(28,200)	NM	(10,028)	36%

Segment losses	(40,639)	NM	(30,173)	NM	(10,466)	35%
Management fee	9,900	NM	—	—	9,900	NM
Depreciation and amortization	(1,713)	(159)%	(1,037)	(199)%	(676)	65%

Operating loss	(32,452)	NM	(31,210)	NM	(1,242)	4%
Interest expense, net	(14,068)	NM	(6,187)	NM	(7,881)	127%
Interest income	15,192	NM	2,745	NM	12,447	NM
Foreign currency transaction gains, net	33	3%	10	2%	23	230%
Debt conversion expense	(26,455)	NM	—	—	(26,455)	NM
Other income (expense), net	58	5%	(124)	(24)%	182	(147)%

Loss before income tax	$(57,692)	NM	$(34,766)	NM	$(22,926)	66%

NM-Not Meaningful

For the nine and three months ended September 30, 2007, corporate and other operating revenues and cost of revenues primarily represent the results of both digital and analog operations reported by Nextel Chile as a result of the launch of digital services in Chile during the fourth quarter of 2006. We plan to significantly expand and enhance our network in Chile over the next several years, which will require additional investments in capital expenditures and will likely result in a modest level of start-up losses. For the nine and three months ended September 30, 2006, corporate and other operating revenues and cost of revenues primarily represent the results of analog operations reported by Nextel Chile.

1.	General and administrative expenses

The $31.1 million, or 44%, and $10.0 million, or 36%, increases in general and administrative expenses from the nine and three months ended September 30, 2006 to the same periods in 2007 are primarily due to $16.4 million and $8.5 million increases in stock option expense, increases in corporate payroll and related expenses and increases in outside service costs, specifically for consulting services.

2.	Management fee

For the nine and three months ended September 30, 2007, Nextel Mexico incurred management fees of $29.7 million and $9.9 million for services rendered by corporate management. During the nine and three months ended September 30, 2006, Nextel Mexico incurred a management fee of $51.1 million and $17.0 million, respectively. Although we have been charging this fee to Nextel Mexico for several years, we began reporting this management fee as a separate line item in our segment reporting information beginning January 1, 2007.

3.	Interest expense, net

The $9.7 million, or 52%, and $7.9 million, or 127%, increases in net interest expense from the nine and three months ended September 30, 2006 to the same period in 2007 are substantially the result of interest related to our 3.125% convertible notes that we issued in the second quarter of 2007.

4.	Interest income

The $18.2 million and $12.4 million increases in interest income from the nine and three months ended September 30, 2006 to the same periods in 2007 are primarily due to interest earned on higher cash balances related to the proceeds received from the issuance of our 3.125% convertible notes in the second quarter of 2007.

5.	Debt conversion expense

The $26.5 million in debt conversion expense represents cash consideration that we paid in connection with the tender offer for 99.99% of our 2.875% convertible notes in the third quarter of 2007.

Liquidity and Capital Resources

We had a working capital surplus of $1,578.7 million as of September 30, 2007, a $938.7 million increase compared to the working capital surplus of $640.0 million as of December 31, 2006. The increase in working capital, which is defined as total current assets less total current liabilities, primarily resulted from our receipt of $1,177.2 million in net cash proceeds from the issuance of $1,200.0 million in 3.125% convertible notes, partially offset by $330.0 million in cash we used to purchase shares of our common stock during the nine months ended September 30, 2007.

We recognized net income of $249.9 million and $81.7 million for the nine and three months ended September 30, 2007 and $186.6 million and $65.7 million for the nine and three months ended September 30, 2006. During the nine and three months ended September 30, 2007 and 2006, our operating revenues more than offset our operating expenses, excluding depreciation and amortization, and cash capital expenditures.

Cash Flows

	Nine Months Ended		Change from
	September 30,		Previous Year
	2007	2006	Dollars

Net cash provided by operating activities	$455,195	$318,188	$137,007
Net cash used in investing activities	(554,619)	(624,427)	69,808
Net cash provided by financing activities	936,587	103,352	833,235
Effect of exchange rate changes on cash and cash equivalents	(351)	(6,394)	6,043

Net increase (decrease) in cash and cash equivalents	836,812	(209,281)	1,046,093
Cash and cash equivalents, beginning of period	708,591	877,536	(168,945)

Cash and cash equivalents, end of period	$1,545,403	$668,255	$877,148

Our operating activities provided us with $455.2 million of cash during the nine months ended September 30, 2007, a $137.0 million, or 43%, increase compared to the nine months ended September 30, 2006. This increase in generation of cash is primarily due to higher operating income resulting from our profitable growth strategy, partially offset by a significant increase in working capital investments, due to the continued growth of our business, and cash we paid for income taxes due to higher levels of book income, primarily in Mexico.

We used $554.6 million of cash in our investing activities during the nine months ended September 30, 2007, a $69.8 million, or 11%, decrease from the nine months ended September 30, 2006 primarily due to $200.0 million that we transferred to restricted cash in September 2006 related to the acquisition of Cosmofrecuencias, S.A de C.V. in Mexico, partially offset by increased capital expenditures. Cash capital expenditures increased $75.6 million from $424.1 million during the nine months ended September 30, 2006 to $499.7 million during the nine months ended September 30, 2007, primarily due to the continued build-out of our digital mobile networks. We paid $44.2 million in cash for acquisitions and purchases of spectrum licenses during the nine months ended September 30, 2007 compared to $3.2 million during the nine months ended September 30, 2006 primarily due to Nextel Peru’s acquisition of a nationwide license of 35 MHz of 1.9 GHz spectrum during the second quarter of 2007 and Nextel Brazil’s renewal of licenses for 11,900 channels of 800 MHz spectrum during the first quarter of 2007.

Our financing activities provided us with $936.6 million of cash during the nine months ended September 30, 2007, an $833.2 million increase from the nine months ended September 30, 2006, primarily due to $1,200.0 million in cash we received from the issuance of our 3.125% convertible notes and a $40.4 million increase in cash we received from stock option exercises, partially offset by $330.0 million in cash we used to repurchase our common stock and $60.9 million in borrowings we made under our Mexican syndicated loan facility in 2006.

Future Capital Needs and Resources

Capital Resources.  Our ongoing capital resources depend on a variety of factors, including our existing cash and cash equivalents balances, cash flows generated by our operating companies and external financial sources that may be available. As of September 30, 2007, our capital resources included $1,545.4 million of cash and cash equivalents. In addition, in September 2007, Nextel Brazil entered into a syndicated loan facility that will allow Nextel Brazil to borrow up to $300.0 million in term loans, none of which was borrowed as of September 30, 2007. On October 25, 2007, Nextel Brazil borrowed $150.0 million in term loans under this syndicated loan facility. The remaining $150.0 million in term loans are available under this facility until March 12, 2008, subject to the satisfaction of customary borrowing conditions. Our ability to generate sufficient net cash from our operating activities is dependent upon, among other things:

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

The following table sets forth the amounts and timing of contractual payments for our most significant contractual obligations determined as of September 30, 2007. The information in the table reflects future unconditional payments and is based upon, among other things, the current terms of the relevant agreements, appropriate classification of items under accounting principles generally accepted in the United States that are currently in effect and certain assumptions, such as future interest rates. Future events could cause actual payments to differ significantly from these amounts. See “Forward Looking Statements.” Except as required by law, we disclaim any obligation to modify or update the information contained in the table.

	Payments due by period
	Less than			More than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total
			(in thousands)

Convertible notes(1)	$47,125	$94,250	$1,294,250	$475,170	$1,910,795
Tower financing obligations(1)	43,949	87,917	87,950	266,922	486,738
Syndicated loan facilities(2)	62,509	119,717	166,254	—	348,480
Capital lease obligations(3)	12,136	25,124	23,872	101,937	163,069
Spectrum fees(4)	13,836	27,672	27,672	169,492	238,672
Spectrum license financing(5)	2,042	4,083	4,083	2,041	12,249
Operating leases(6)	123,065	200,776	130,831	149,589	604,261
Purchase obligations(7)	559,280	53,769	33,120	—	646,169
Other long-term obligations(8)	9,764	19,495	17,647	165,690	212,596

Total contractual commitments	$873,706	$632,803	$1,785,679	$1,330,841	$4,623,029

(1)	These amounts include estimated principal and interest payments over the full term of the obligation based on our expectations as to future interest rates, assuming the current payment schedule.

(2)	These amounts do not include principal and interest payments associated with Nextel Brazil’s $300.0 million syndicated loan facility as no amounts were borrowed under this facility as of September 30, 2007.

(3)	These amounts represent principal and interest payments due under our co-location agreements to American Tower and our existing corporate aircraft lease. The amounts related to our existing aircraft lease exclude amounts that are contingently due in the event of our default under the lease, but do include remaining amounts due under the letter of credit provided for our new corporate aircraft.

(4)	These amounts do not include variable fees based on certain operating revenues and are subject to increases in the Mexican Consumer Pricing Index.

(5)	These amounts represent payments related to spectrum license financing in Brazil.

(6)	These amounts principally include future lease costs related to our transmitter and receiver sites and switches and office facilities.

(7)	These amounts include maximum contractual purchase obligations under various agreements with our vendors, as well as estimated payments related to spectrum obligations in Argentina.

(8)	These amounts include our current estimates of asset retirement obligations based on our expectations as to future retirement costs, inflation rates and timing of retirements, as well as amounts related to our FIN 48 liabilities.

Capital Expenditures.  Our consolidated capital expenditures, including capitalized interest, were $465.9 million for the nine months ended September 30, 2007 compared to $461.8 million for the nine months ended September 30, 2006. Almost half of our total capital investment was attributable to our network site upgrades for additional capacity and improved quality related to our expected growth in existing markets. Our capital expenditures related to the expansion of our coverage areas as a percentage of our total capital expenditures are significantly lower than the levels we invested during the same period last year, and we expect this trend to continue as a greater portion of our network related capital expenditures are used to increase the capacity and improve the coverage of our networks in our existing markets. In the future, we expect to finance our capital spending using the most effective combination of cash from operations, cash on hand and proceeds from external financing that may become available. Our capital spending is expected to be driven by several factors, including:

•	the expansion of the coverage of our digital mobile networks to new market areas, primarily in Brazil and Chile;

•	the construction of additional transmitter and receiver sites to increase system capacity and maintain system quality and the installation of related switching equipment in some of our existing market coverage areas;

•	the enhancement of our digital mobile network coverage around some of the major market areas in which we currently operate;

•	future minimum build-out requirements related to spectrum that we acquired or are in the process of acquiring in Mexico, Argentina and Peru;

•	potential funding of future technology initiatives; and

•	non-network related information technology projects.

Our future capital expenditures may be affected by future technology improvements and technology choices. For example, Motorola developed a technology upgrade to the iDEN digital mobile network, the 6:1 voice coder software upgrade, which is designed to increase the capacity of iDEN networks for interconnect calls without requiring additional network infrastructure equipment. Beginning in 2004, we started selling handsets that can operate on the new 6:1 voice coder, and we have deployed the related network software modifications that are necessary to utilize this technology in some of our markets. We have experienced voice quality problems related to certain types of calls made using the 6:1 voice coder technology and in some markets, we have adjusted the network software to reduce the number of calls completed using the 6:1 voice coder technology in order to balance our network capacity needs with the need to maintain voice quality. Because we have not used the 6:1 voice coder technology to its full capacity, we have invested more capital in our infrastructure to satisfy our network capacity needs than would have been necessary if we had been able to complete a higher percentage of calls using the technology, and we may make similar investments in the future as we optimize our network to meet our capacity and voice quality requirements. If we were to decide to significantly curtail the use of the 6:1 voice coder technology in all of our markets, these investments could be significant. See “Forward Looking Statements.”

Future Outlook.  We believe that our current business plan, which includes a significant network expansion in Brazil and continued network expansion in Chile, will not require any additional external funding, and we will be able to operate and grow our business while servicing our debt obligations using a combination of cash on hand and funds generated by our business. We may, nonetheless, elect to meet a portion of our funding needs with funds provided from external sources in order to implement a more efficient capital structure or benefit from financing that is available on favorable terms. Our revenues are primarily denominated in foreign currencies. We expect that if current foreign currency exchange rates do not significantly adversely change, we will continue to generate net income for the foreseeable future. See “Forward Looking Statements.”

In making our assessments of a fully funded business plan and net income, we have considered:

•	cash and cash equivalents on hand and available to fund our operations;

•	expected cash flows from operations;

•	the anticipated level of capital expenditures;

•	the anticipated level of spectrum acquisitions;

•	our scheduled debt service; and

•	income taxes.

If our business plans change, including as a result of:

•	changes in technology or our spectrum holdings;

•	our decision to expand into new markets or further in our existing markets;

•	the construction of additional portions of our networks or the acquisition of competitors or others,

or if economic conditions in any of our markets change generally, or competitive practices in the mobile wireless telecommunications industry change materially from those currently prevailing or from those now anticipated, or if other presently unexpected circumstances arise that have a material effect on the cash flow or profitability of our mobile wireless business, then the anticipated cash needs of our business as well as the conclusions presented herein as to the adequacy of the available sources of cash and timing on our ability to generate net income could change significantly. Any of these events or circumstances could involve significant additional funding needs in excess of the identified currently available sources, and could require us to raise additional capital to meet those needs. In addition, we continue to assess the opportunities to raise additional funding on attractive terms and conditions and at times that are not directly related to any of these events or circumstances and may elect to pursue these opportunities as we deem appropriate. However, our ability to seek additional capital, if necessary, is subject to a variety of additional factors that we cannot presently predict with certainty, including:

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 clarifies the accounting for uncertainty in income tax positions and is effective beginning January 1, 2007. FIN 48 provides that the financial statement effects of an income tax position can only be recognized when, based on the technical merits, it is “more-likely-than-not” that the position will be sustained upon examination. The cumulative effect of applying the provisions of FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings for that fiscal year. Our adoption of FIN 48 in the first quarter of 2007 resulted in a $5.2 million decrease to our retained earnings. See Note 6 for more information.

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

We enter into derivative transactions only for hedging or risk management purposes. We have not and will not enter into any derivative transactions for speculative or profit generating purposes. In the past, Nextel Mexico entered into hedge arrangements to reduce its foreign currency transaction risk associated with a portion of its U.S. dollar-forecasted capital expenditures and handset purchases. As of September 30, 2007, we have not entered into any derivative transactions to hedge our foreign currency transaction risk during 2007 or any future period.

Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. As of September 30, 2007, $1,871.1 million, or 90%, of our total consolidated debt was fixed rate debt, and the remaining $210.1 million, or 10%, of our total consolidated debt was variable rate debt. In July 2005, Nextel Mexico entered into an interest rate swap agreement to hedge the variability of future cash flows associated with the $31.0 million Mexican peso-denominated variable interest rate portion of its syndicated loan facility. Under the interest rate swap, Nextel Mexico agreed to exchange the difference between the variable Mexican reference rate, TIIE, and a fixed interest rate, based on a notional amount of $31.4 million. The interest rate swap fixed the amount of interest expense associated with this portion of the Mexico syndicated loan facility effective August 31, 2005.

The table below presents principal amounts, related interest rates by year of maturity and aggregate amounts as of September 30, 2007 for our fixed rate debt obligations, including our convertible notes, our syndicated loan facility in Mexico and our tower financing obligations, the notional amounts of our purchased call options and written put options and the fair value of our interest rate swap. This table does not include amounts related to our $300.0 million syndicated loan facility in Brazil as no amounts were borrowed under this facility as of September 30, 2007. We determined the fair values included in this section based on:

•	quoted market prices for our convertible notes;

•	carrying values for our tower financing obligations and syndicated loan facility as interest rates were set recently when we entered into these transactions; and

•	market values as determined by an independent third party investment banking firm for our purchased call options, written put options and interest rate swap.

The changes in the fair values of our consolidated debt compared to their fair values as of December 31, 2006 reflect changes in applicable market conditions, as well as the issuance of our 3.125% convertible notes and our acceptance of a tender offer for 99.99% of our 2.875% convertible notes. All of the information in the table is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows associated with our consolidated long-term debt are denominated in U.S. dollars (US$), Mexican pesos (MP) and Brazilian reais (BR).

							September 30,		December 31,
	Year of Maturity						2007		2006
	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total	Fair Value	Total	Fair Value
					(dollars in thousands)

Long-Term Debt:
Fixed Rate (US$)	$1,517	$1,793	$1,885	$1,899	$1,200,971	$369,236	$1,577,301	$1,773,299	$678,202	$1,258,202
Average Interest Rate	10.0%	10.0%	10.0%	10.0%	3.1%	3.1%	3.2%		3.1%
Fixed Rate (MP)	$27,332	$40,703	$23,436	$6,322	$7,486	$95,169	$200,448	$200,448	$189,867	$189,867
Average Interest Rate	12.1%	11.9%	12.5%	16.5%	16.5%	16.2%	14.5%		14.4%
Fixed Rate (BR)	$3,330	$3,882	$4,363	$4,990	$5,813	$71,022	$93,400	$93,400	$75,589	$75,589
Average Interest Rate	17.6%	18.7%	19.6%	20.4%	21.3%	25.8%	24.4%		25.5%
Variable Rate (US$)	$—	$—	$—	$156,600	$—	$—	$156,600	$156,600	$156,600	$156,600
Average Interest Rate	—	—	—	6.6%	—	—	6.6%		6.7%
Variable Rate (MP)	$16,163	$24,867	$12,435	$—	$—	$—	$53,465	$53,465	$57,423	$57,423
Average Interest Rate	8.7%	8.7%	8.7%	—	—	—	8.7%		8.5%
Interest Rate Swap:
Variable to Fixed	$8,541	$13,140	$6,569	$—	$—	$—	$28,250	$(711)	$29,128	$(1,406)
Average Pay Rate	10.8%	10.8%	10.8%	—	—	—	10.8%		10.8%
Average Receive Rate	8.7%	8.7%	8.7%	—	—	—	8.7%		8.5%

Item 4.	Controls and Procedures.

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

For information on our various loss contingencies, see Note 5 to our condensed consolidated financial statements above.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our 2006 annual report on Form 10-K.

Item 6.	Exhibits.

Exhibit
Number	Exhibit Description

3.1	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to NII Holdings’ Form 8-K, filed on October 29, 2007).
10.1	Term Facility Agreement A/B, dated as of September 14, 2007, by and among Nextel Telecomunicacoes Ltda., Nederlandse Financierings-Maatschappij Voor Ontwikkelingslanden N.V., as lender, and Standard Bank Offshore Trust Company Jersey Limited, as Security Agent.
12.1	Ratio of Earnings to Fixed Charges.
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ DANIEL E. FREIMAN
Daniel E. Freiman
Vice President and Controller
(on behalf of the registrant and as
chief accounting officer)

Date: November 6, 2007

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to NII Holdings’ Form 8-K, filed on October 29, 2007).
10.1	Term Facility Agreement A/B, dated as of September 14, 2007, by and among Nextel Telecomunicacoes Ltda., Nederlandse Financierings-Maatschappij Voor Ontwikkelingslanden N.V., as lender, and Standard Bank Offshore Trust Company Jersey Limited, as Security Agent.
12.1	Ratio of Earnings to Fixed Charges.
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.