Form 10-K
period 2007-12-31
NII HOLDINGS INC
filed 2008-02-27
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2007: $13,021,999,270

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on February 20, 2008

Common Stock, $0.001 par value per share	169,910,315

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

NII HOLDINGS, INC.

PART I

Item 1.	Business

A.	Overview

1.	The Corporation

We were originally organized in 1995 as a holding company for the operations of Nextel Communications, Inc. in selected international markets. The corporation that is currently known as NII Holdings, Inc. was incorporated in Delaware in 2000 as Nextel International, Inc. In December 2001, we changed our name from Nextel International, Inc. to NII Holdings, Inc. Unless the context requires otherwise, “NII Holdings, Inc.,” “NII Holdings,” “we,” “our,” “us” and “the Company” refer to the combined businesses of NII Holdings, Inc. and its consolidated subsidiaries. We refer to our operating companies by the countries in which they operate, such as Nextel Mexico, Nextel Brazil, Nextel Argentina, Nextel Peru and Nextel Chile. For financial information about our operating companies, which we refer to as segments, see Note 13 to our consolidated financial statements included at the end of this annual report on Form 10-K.

“Nextel,” “Nextel Direct Connect,” “Nextel Online,” “Nextel Worldwide” and “International Direct Connect” are trademarks or service marks of Nextel Communications, Inc., a wholly-owned subsidiary of Sprint Nextel Corporation. “Motorola” and “iDEN” are trademarks or service marks of Motorola, Inc. In addition, various other trademarks discussed within this annual report on Form 10-K are owned by various other entities.

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

2.	Access to Public Filings and Board Committee Charters

We maintain an internet website at www.nii.com. Information contained on our website is not part of this annual report on Form 10-K. Stockholders of the Company and the public may access our periodic and current reports (including annual, quarterly and current reports on Form 10-K, Form 10-Q and Form 8-K, respectively, and any amendments to those reports) filed with or furnished to the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the “investor relations” section of our website. The information is provided by a third party link to the SEC’s online EDGAR database, is free of charge and may be reviewed, downloaded and printed from our website at any time.

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

3.	Our Networks and Services

We provide digital wireless communication services, primarily targeted at meeting the needs of customers who use our services in their businesses and individuals that have medium to high usage patterns, both of whom value our multi-function handsets, including our Nextel Direct Connect feature, and our high level of customer service. We provide these services through operating companies located in selected Latin American markets, with our principal operations located in major business centers and related transportation corridors of Mexico, Brazil, Argentina and Peru. In addition, we offer our digital services on a limited basis in Santiago, Chile. The markets we serve are generally characterized by high population densities in major urban and suburban centers, which we refer to as major business centers, and where we believe there is a concentration of the country’s business users and economic activity. We believe that vehicle traffic congestion, low wireline service penetration and the expanded coverage of wireless networks in these major business centers encourage the use of the mobile wireless communications services that we offer.

We use a transmission technology called integrated digital enhanced network, or iDEN, developed by Motorola, Inc. to provide our digital mobile services on 800 MHz spectrum holdings in all of our markets. This technology, which is the only digital technology currently available that can be used on non-contiguous spectrum like ours, allows us to use our spectrum efficiently and offer multiple wireless services integrated into a variety of handset devices. The services we offer include:

•	mobile telephone service, including advanced calling features such as speakerphone, conference calling, voice-mail, call forwarding and additional line service;

•	Nextel Direct Connect® service, which allows subscribers anywhere on our network to talk to each other instantly, on a “push-to-talk” basis, private one-to-one call or group call;

•	International Direct Connect® service, together with Sprint Nextel Corporation and TELUS Corporation, which allows subscribers to communicate instantly across national borders with our subscribers in Mexico, Brazil, Argentina, Peru and Chile, with Sprint Nextel Corporation subscribers using compatible handsets in the United States and, except for our customers in Chile, with TELUS subscribers using compatible handsets in Canada;

•	mobile internet services, text messaging services, e-mail services including Blackberrytm services, location-based services, which include the use of Global Positioning System (GPS) technologies, digital media services and advanced Javatm enabled business applications, which are generally marketed as “Nextel Onlinesm” services; and

•	international roaming capabilities, which are marketed as “Nextel Worldwidesm” services.

We currently provide services in the three largest metropolitan areas in each of Mexico, Brazil, Argentina and Peru, in various other cities in each of these countries and in Santiago, Chile, which is the largest metropolitan area in Chile.

As illustrated in the table below, as of December 31, 2007, our operating companies had a total of about 4.73 million digital handsets in commercial service, an increase of 1.29 million from the 3.44 million digital handsets in commercial service as of December 31, 2006. For purposes of the table, digital handsets in commercial service represent all digital handsets with active customer accounts on the digital mobile networks in each of the listed countries.

	Digital Handsets
	in Commercial
	Service
	As of December 31,
Country	2007	2006
	(in thousands)

Mexico	2,140	1,544
Brazil	1,290	899
Argentina	812	651
Peru	477	345
Chile	10	1

Total	4,729	3,440

B.	Strategy

Our principal objective is to grow our business in selected markets in Latin America by providing differentiated wireless communications services that are valued by our customers, while improving our profitability and cash flow over the long term. Our strategy is based on several core principles, including focusing on major business centers in key Latin American markets, targeting high value customers, providing differentiated services, delivering superior customer service, selectively expanding our service areas, preserving the iDEN opportunity and planning for the future.

We intend to continue growing our business in a balanced manner, with a primary focus on generating growth in operating income and cash flow over the long term and enhancing our profitability by attracting and retaining high value wireless subscribers while maintaining appropriate controls on costs. To support this goal, we plan to continue to expand the coverage and/or capacity of our networks in our existing markets and increase our existing subscriber base while managing our costs in a manner designed to support that growth and improving our operating results. We will seek to add subscribers at rates and other terms that reflect the competitive conditions in our markets while seeking to minimize any negative impact on our consolidated financial performance.

We may also explore financially attractive opportunities to expand our network coverage in areas that we do not currently serve. Based on market data that continues to show lower wireless penetration in our markets relative to other regions of the world and our current market share in those markets, we believe that we can continue to generate subscriber base and revenue growth while improving our profitability and cash flow generation over the long term, notwithstanding the more intense competition that has recently been experienced in some of our markets. Although certain Latin American markets have been historically volatile, the Latin American markets in which we operate have been relatively more stable compared to historical periods.

We believe that the wireless communications industry in the markets in which we operate has been and will continue to be highly competitive on the basis of price, the types of services offered, the diversity of handsets offered and quality of service. In each of our markets, we compete with at least two large, well-capitalized competitors with substantial financial and other resources. Some of these competitors have the ability to offer bundled telecommunications services that include local, long distance and data services, and can offer a larger variety of handsets with a wide range of prices, brands and features. Although competitive pricing and variety and pricing of handsets are often important factors in a customer’s decision making process, we believe that the users who primarily make up our targeted customer base are also likely to base their purchase decisions on quality of service and customer support, as well as on the availability of differentiated features and services, like our Direct Connect services, that make it easier for them to communicate quickly, efficiently and economically. To address some of the competitive pressures we face in some of our markets, we have:

•	added cell sites to improve network performance and expand the coverage and capacity of our networks;

•	launched attractive commercial campaigns offering handsets to new and existing customers at a lower cost and offered service plans that are more competitive;

•	implemented customer retention programs that are focused on our high value customers;

•	worked with Motorola to develop new handset models and features;

•	adjusted our credit policies in certain markets in an effort to optimize the balance between promoting subscriber growth while maintaining the overall credit quality of our customer base; and

•	implemented enhanced incentives to improve third party sales distribution, such as increasing commission rates and making other modifications to the compensation arrangements with our indirect sales channels in an effort to promote additional sales through these channels.

Our overall strategy and the competitive conditions in the markets where we operate require that we continually improve the coverage and capacity of our networks and the types and quality of the services we offer. In order to do so, we must ensure that we have sufficient radio spectrum in the geographic areas in which we operate to support the services that we currently offer and may offer in the future. In recent years, we have acquired licenses to use additional 800 MHz spectrum in Mexico in a government auction and purchased licenses to use other radio spectrum bands in Mexico and Peru. In July 2007, we were awarded a nationwide license of 35 MHz of 1.9 GHz spectrum in Peru for a term of 20 years through a governmental auction process, and we are in the process of acquiring licenses to use other radio spectrum bands in Argentina and Peru, pending regulatory approval. We expect to continue to assess and, if appropriate, pursue opportunities to acquire additional spectrum in our markets in the future. We also expect to assess alternate technologies that may be deployed using this spectrum through an evaluation of the technical performance, cost and functional capabilities of these technologies as part of our ongoing assessment of our ability to meet our business goals and our customers’ current and future needs.

C.	Our Products, Services and Solutions

We offer a wide range of wireless communications services and related subscriber equipment and a variety of service plans with different rate structures that are designed to meet the needs of our targeted customer groups. These services and equipment have been designed to provide innovative features that meet those customers’ needs for fast and reliable voice and data communications that allow them to conduct business quickly and efficiently. In addition to more traditional mobile telephony services, we offer the following services that we believe reflect the significant points of differentiation of our services from those offered by our competitors:

1. Nextel Direct Connect®.  One of our key competitive differentiators is Nextel Direct Connect, the long-range walkie-talkie service that allows communication at the touch of one button. The Nextel Direct Connect feature gives customers the ability to instantly set up a conference — either privately (one-to-one) or with a group (one-to-many) — which allows our customers to initiate and complete communications much more quickly than is possible using a traditional mobile telephone call. Nextel Direct Connect service greatly enhances the instant communication abilities of business users within their organizations and with suppliers, vendors and customers, and provides individuals the ability to contact business colleagues, friends and family instantly. This unique service is enhanced by our International Direct Connect® service, which allows our subscribers to communicate instantly across national borders. In addition, our agreement with Sprint Nextel Corporation allows our subscribers in all of our markets to use Nextel Direct Connect to communicate with subscribers using compatible handsets in the United States, and our agreement with TELUS Corporation allows our subscribers in Mexico, Brazil, Argentina and Peru to use Nextel Direct Connect to communicate with subscribers using compatible handsets in Canada.

In some of our markets, we also offer services that provide our customers with instant communication capabilities in a variety of other ways, including a push-to-email application that allows a user to send a streaming voice message from his or her handset to an email recipient using our Direct Connect feature, Direct Talksm, a service available on certain handsets that enables off-network walkie-talkie communication, and Desktop Dispatch, a service that allows users to send Direct Connect messages between Nextel handsets and any internet connected personal computer.

Although a number of our competitors have launched or announced plans to launch services that are designed to compete with Nextel Direct Connect, we do not believe that the current versions of these services compare favorably with our service in terms of latency, quality, reliability or ease of use.

2. Wireless Data Solutions and Nextel Online®.  We offer a variety of wireless data solutions that are designed to help our customers increase their productivity through the delivery of real-time information to mobile workers anytime and anywhere, including remote e-mail access and mobile messaging services using two-way text communications capabilities from their handsets. Accessible via our wireless handsets, in addition to laptop computers and handheld computing devices, wireless data solutions enable quick response among workers in the field and streamline operations through faster exchanges of information to support workforce mobility. We also design wireless business solutions to meet the needs of specific customers based on their industry and individualized business needs, including a wide array of fleet and workforce management services that utilize the unique capabilities of our data network, such as the ability to accurately and in near real time, locate handsets using assisted global positioning system, or A-GPS, technology. Wireless business services are backed by customer support teams in each country that help customers build, distribute, and manage wireless applications. In addition, we offer our customers always-on connectivity to the Internet directly from their handset through Nextel Online, which combines the vast resources of the Internet with convenient mobile content services, all from their handset. We also offer a range of messaging services, including Blackberry enterprise and internet services that are available using our Blackberry devices, SMS and multi-media messaging, or MMS, as well as additional mobile data communications services.

3. Handsets.  We offer all of our voice and data communications features and services through handsets that incorporate Motorola’s iDEN technology and offer our unique 4-in-1 service, including digital wireless service, Nextel Direct Connect walkie-talkie service, wireless Internet access and two-way messaging capabilities. All of our handsets are developed and manufactured by Motorola, other than the Blackberry devices, which are manufactured by Research in Motion, or RIM. Our handsets range from basic models designed to serve the needs of customers who require basic wireless services without sacrificing the essential features they depend upon to do their jobs, to more advanced Blackberry devices, which, in addition to digital wireless and Nextel Direct Connect features, provide integrated access to one or multiple corporate and personal email accounts. Our handsets offer a wide range of features, and many include a built-in speakerphone, additional line service, conference calling, an external screen that lets customers view caller ID, voice-activated dialing for hands-free operation, a voice recorder for calls and memos, an advanced phonebook that manages contacts and date book tools to manage calendars and alert users of business and personal meetings. All of our current handset offerings have subscriber identification module, or SIM, cards, which carry relevant authentication information and address book information, thereby greatly easing subscribers’ abilities to upgrade their handsets quickly and easily, particularly in conjunction with our on-line web-based back-up tools. Many of our handsets include pre-installed Javatm applications. Java enables users to create and execute a number of mobile applications and supports a wide range of downloadable digital media capabilities.

4. International Roaming Services.  In addition to offering subscribers the ability to roam in areas in other countries served by our operating companies’ iDEN networks and those operated by Sprint Nextel in the United States and TELUS in Canada, we offer a handset that is capable of roaming on the networks in other countries that operate using the global system for mobile communications, or GSM, standard. The availability of these services is subject to reaching agreements with the operators of those networks. Our customers can roam in about 65 countries in the world. We market these roaming capabilities as “Roaming International” and/or “Nextel Worldwidesm” services.

D.	Our Network and Wireless Technology

1.	Our iDEN Network Technology

Our networks utilize the advanced iDEN technology developed and designed by Motorola. iDEN is a digital technology that is able to operate on non-contiguous spectrum frequencies, which previously were usable only for two-way radio calls. Most of the iDEN handsets that we offer are not currently designed to roam onto non-iDEN wireless networks. Although iDEN offers a number of advantages in relation to other technology platforms, including the ability to operate on non-contiguous spectrum like ours and to offer the Nextel Direct Connect walkie-talkie feature, unlike other wireless technologies, it is a proprietary technology that relies solely on the efforts of Motorola and any future licensees of this technology for product development and innovation. We also rely on Motorola to provide us with technology improvements designed to support new features and services and improve the quality of our services and the efficiency of our networks. We expect Motorola to continue to be our sole source supplier of iDEN network infrastructure equipment and most of our handsets with the exception of Blackberry devices, which are manufactured by RIM, and other specialized devices.

The iDEN technology substantially increases the capacity of our existing spectrum channels and permits us to utilize our current holdings of specialized mobile radio, or SMR, spectrum more efficiently. This increase in capacity is accomplished in two ways:

•	First, our iDEN networks are capable of simultaneously carrying up to six voice and/or control paths on the same frequency channel without causing interference. Using this feature of the iDEN technology, our two-way radio dispatch service achieves about six times improvement over analog SMR in channel utilization capacity and about three times improvement over analog SMR in channel utilization capacity for channels used for mobile telephone service.

•	Second, our digital mobile networks reuse each channel many times throughout the market area in a manner similar to that used in the cellular industry, further improving channel utilization capacity.

Motorola provides the iDEN infrastructure equipment and handsets throughout our markets under agreements that set the prices we must pay to purchase and license this equipment, as well as a structure to develop new features and make long-term improvements to our networks. Motorola also provides integration services in connection with the deployment of our iDEN network elements. Our agreements with Motorola impose limitations and conditions on our ability to use other technologies. These agreements may delay or prevent us from employing new or different technologies that perform better or are available at a lower cost. Furthermore, iDEN technology is not as widely adopted in relation to other wireless technologies and currently has substantially fewer subscribers on a worldwide basis than other digital technology formats such as GSM. See “Item 1A. Risk Factors 2. Because we rely on one supplier to implement our digital mobile networks, any failure of that supplier to perform could adversely affect our operations.”

2.	Network Expansion and Future Technologies

During 2007, we expanded the geographic coverage of our networks, as well as their capacity and quality, by adding 885 transmitter and receiver sites to our networks, bringing the total number of sites as of December 31, 2007 to 5,409. This expansion, which was focused primarily in our two largest operating markets, Mexico and Brazil, was a part of our strategy to expand our networks’ geographic coverage and capacity where necessary to meet the growing demand of our customers. In 2008, we expect to build additional transmitter and receiver sites to improve both our geographic coverage and to meet the capacity needs of our growing customer base, with most of that expansion expected to be focused in Brazil and Mexico.

Another key component in our overall strategy to improve the coverage and capacity of our networks and the types and quality of the services we offer now and in the future is ensuring that we have sufficient radio spectrum in the geographic areas in which we operate. During 2005 and 2006, we acquired licenses to use additional 800 MHz spectrum in Mexico in a government auction and purchased licenses to use other radio spectrum bands in Mexico and Peru. In July 2007, we were awarded a nationwide license of 35 MHz of 1.9 GHz spectrum in Peru for a term of 20 years through a governmental auction process, and we are in the process of acquiring licenses to use other radio spectrum bands in Argentina and Peru, pending regulatory approval. The licenses relating to the newly acquired spectrum outside the 800 MHz band generally provide for nationwide rights to utilize a significant block of contiguous spectrum that supports the future deployment of new network technologies and services. As part of our ongoing assessment of our ability to meet our customers’ current and future needs, we continually review alternate technologies to assess their technical performance, cost and functional capabilities. These reviews may involve the deployment of the technologies under consideration on a trial basis in order to evaluate their capabilities and market demand for the supported services. We will deploy a new technology beyond the minimum levels required by the terms of our spectrum licenses only if we believe it is warranted by expected customer demand for the services supported by the new technology, and we believe that those services can be offered profitably. Our decision whether and how to deploy alternative technologies, as well as our choice of alternative technologies, would likely be affected by a number of factors, including the types of features and services supported by the technology, the availability and pricing of related equipment and our need to continue to support iDEN-based services for our existing customer base either on an ongoing or transitional basis.

E.	Network Implementation, Design and Construction

After obtaining necessary regulatory authorizations to develop and deploy our networks, we undertake a careful frequency planning and system design process. Our transmitter sites are selected on the basis of their proximity to targeted customers, the ability to acquire and build the sites and frequency propagation characteristics. Site procurement efforts include obtaining leases and permits and, in many cases, zoning approvals. See “Item 1A. Risk Factors 6. Government regulations determine how we operate in various countries, which could limit our growth and strategic plans.” The preparation of each site, including grounding, ventilation, air conditioning and construction, typically takes three months. We must also obtain all equipment necessary for the site. Equipment installation, testing and optimization generally take at least an additional four weeks. Any scheduled build-out or expansion may be delayed due to typical permitting, construction and other delays.

F.	Sales and Distribution and Customer Care

Our differentiated products and services allow us to target customers who use our services in their businesses and individuals that have medium to high usage patterns, both of whom value our multi-function handsets, including our Nextel Direct Connect feature, and our high level of customer service. We believe these types of customers represent the most valuable customers in the wireless industry. Our focus on these customers has resulted in the acquisition of what we believe to be the most valuable customer base in the markets we serve, with higher customer loyalty rates and average monthly revenue per subscriber and the highest lifetime revenue per subscriber of any service provider in our markets. Our operating companies use a variety of sales channels as part of our strategy to increase our customer base. These sales channels may include direct sales representatives, indirect sales agents, Nextel stores and other customer convenient sales channels such as web sales. Each of our operating companies is continuously optimizing the mix of sales channels to take into consideration the methods that best meet local customer preferences and facilitate our overall strategy of attracting and retaining customers in our targeted groups.

Our operating companies employ direct sales representatives who market our services directly to potential and existing customers. The focus of our direct sales force is primarily on businesses that value our industry expertise and differentiated services, as well as our ability to develop tailored custom communications capabilities that meet the specific needs of these customers.

Our operating companies also utilize indirect sales agents, which mainly consist of local and national non-affiliated dealers. Dealers are independent contractors that solicit customers for our service and are generally paid through commissions. Dealers participate with our operating companies’ direct sales forces in varying degrees in pursuing each of our targeted customer groups.

Our sales channels in some of our markets also include distribution through customer-convenient channels, including telesales and sales through our Nextel stores. In some of our markets, we utilize our website as a marketing tool that allows customers to compare our various rate plans and research the suite of our products and services, including handsets, accessories and special promotions.

Our customer care organization works to improve our customer’s experience, with the goal of retaining subscribers of our wireless services. Our customer care centers located in each of our markets receive and respond to inquiries from customers. We believe that the customer support provided by our customer care organization has allowed us to achieve higher customer loyalty rates that are superior to those of many of our competitors and has provided us with a key competitive advantage.

G.	Marketing

Our operating companies primarily market their wireless communications services to targeted customer groups who utilize our services in their businesses, particularly including those with mobile work forces and/or multiple locations, such as service companies, security firms, contractors and delivery services, and to individuals that have medium to high usage patterns, all of whom value our multi-function handsets, including our Nextel Direct Connect feature described below, and our high level of customer service. Companies with mobile work forces often need to provide their personnel with the ability to communicate directly with one another. To meet the needs of these customers, we offer a package of services and features that combines multiple communications services in one digital handset, including Nextel Direct Connect, which allows users to contact other subscribers instantly on a “push-to-talk” basis, on a private one-to-one call or on a one-to-many group call, throughout the areas covered by our digital wireless network in each of the markets in which we operate. To further differentiate our service from that of our competitors, we offer International Direct Connect service, which allows subscribers to communicate instantly across national borders with our subscribers in Mexico, Brazil, Argentina, Peru and Chile, with Sprint Nextel Corporation subscribers using compatible handsets in the United States and, except for our customers in Chile, with TELUS subscribers using compatible handsets in Canada. The nationwide and international network features of our Nextel Direct Connect and International Direct Connect services allow our customers to avoid the long distance and roaming charges that our competitors may charge for long distance and international long distance communications.

We offer a variety of pricing options and plans, including plans designed specifically for our targeted base of customers. In most instances, our services are sold on a postpaid basis pursuant to a service contract, typically for periods of one to two years, with services billed on a monthly basis according to the applicable pricing plan. In some markets, we offer prepaid services as a means to attract customers within our targeted base who may not meet our customer credit policies, who value the flexibility to pay for service in advance or who want to purchase certain services, such as wireless data services, on a prepaid basis as an add-on service to their postpaid contract.

Although we market our services using traditional print and television advertising, we also provide exposure to our brand and wireless services through various sponsorships. For example, we have sponsored the Copa Nextel Stock Car races in Brazil, which are professional auto racing events. The goal of these initiatives, together with our other marketing initiatives, is to increase brand awareness in our targeted customer base.

H.	Competition

The Latin American mobile communications industry has undergone significant growth in recent years. Our total digital handsets in commercial service within the markets we serve reached about 4.73 million as of December 31, 2007, which represents an increase of 37% compared to about 3.44 million handsets in commercial service as of December 31, 2006. We believe that the wireless communications industry has been and will continue to be characterized by intense competition on the basis of price, the types of services offered, variety, features and pricing of handsets and quality of service.

In the countries in which we operate, there are principally three other multinational providers of mobile wireless voice communications with whom we compete:

•	America Movil, which has the largest wireless market share in Mexico, operates in all of Brazil’s ten cellular licensed areas and has nationwide coverage in Argentina, Peru and Chile;

•	Telefonica Moviles, which has wireless operations throughout Mexico, Argentina, Peru and Chile, is a joint controlling shareholder of Vivo, the largest wireless operator in Brazil; and

•	Telecom Italia Mobile, or TIM, which has wireless operations covering all of Brazil, and is a joint controlling shareholder of the wireless affiliate of Telecom Argentina.

We also compete with regional or national providers of mobile wireless voice communications, such as Telemar’s Oi in Brazil and Iusacell in Mexico.

New licenses for spectrum may also be auctioned by governments in markets in which we operate allowing for new competitors, as well as the competitors listed above, many of whom have greater coverage areas and/or name recognition than we do, to expand into new markets and offer new products and services. Some of these existing competitors have more extensive distribution channels than ours, a more expansive spectrum position than ours, or are able to acquire subscribers at a lower cost than we can. We also expect current and future competitors will continue to upgrade their systems to provide additional services competitive with those available on our networks. We also expect competition to increase as a result of other technologies and services that are developed and introduced in the future. These technologies and services may potentially include those using either licensed or unlicensed spectrum including World Interoperability for Microwave Access, or WiMax, and wireless fidelity, or WiFi. Some of our competitors, including America Movil in Brazil, Telecom Personal, S.A. in Argentina and Telefonica Moviles, Claro and Entel Chile in Chile, have recently launched a new generation of mobile communications technology, which we refer to as 3G technology, that incorporates high speed internet access and video telephony into an existing network. Additionally, some competitors operate in the wireline business allowing them to offer a bundle of wireline voice, high speed internet and wireless services to their customers.

In each of the markets where our operating companies operate, we compete with other communications services providers, including other wireless communications companies and wireline telephone companies, based primarily on our differentiated wireless service offerings and products, principally our Direct Connect service, including International Direct Connect. We also believe that we differentiate ourselves from our competition by focusing on the quality of our customer care and service. In the past, our competitors have focused their marketing efforts on retail customers who purchase prepaid services, but recently, some of those competitors have increased their focus on business and other postpaid customers. Our focus on customer service and care is an important component of our strategy to attract and retain customers within our targeted customer groups. Although pricing is an increasingly important factor in potential customers’ purchase decisions, we believe that our targeted customers are also likely to base their purchase decisions on quality of service and the availability of differentiated features and services that make it easier for them to communicate quickly and efficiently.

Many of our competitors are owned by or affiliated with large multinational communications companies. As a result, these competitors have substantially greater financial resources than we do, which allows them to spend substantially more than we do in their advertising/brand awareness campaigns and may enable them to reduce prices in an effort to gain market share. For example, during 2007, some of Nextel Mexico’s competitors significantly lowered prices for postpaid wireless services, offered free or significantly discounted handsets, offered various incentives to larger customers to switch service providers, including reimbursement of cancellation fees, and offered bundled telecommunications services that include local, long distance and data services. The higher cost of our handsets relative to the handsets offered by our competitors requires us to absorb a comparatively larger part of the cost of offering handsets to new and existing customers and places us at a competitive disadvantage with respect to the pricing of our handsets and our ability to offer new handsets at discounted prices as an incentive to retain our existing customers. We expect that the prices we charge for our products and services will decline over the next few years as competition intensifies in our markets. Several of our competitors have introduced aggressive pricing promotions, including plans that allow shared minutes between groups of callers. In addition, several of our competitors have also introduced Push-To-Talk over Cellular service, which is a walkie-talkie type of service similar to our Direct Connect service. While we believe that the competitors’ current versions of Push-To-Talk over Cellular do not compare favorably with our Direct Connect service, particularly in terms of latency, quality, reliability or ease of use, if competitors are able to replicate a product more comparable to ours, we may lose some of our competitive advantage.

The Latin American wireless market is predominantly a prepaid market, which means that customers pay in advance for a pre-determined number of minutes of use. However, our strategy primarily focuses on customers who use our services in their businesses, particularly including those with mobile work forces and/or multiple locations, such as service companies, security firms, contractors and delivery services, and individuals that have medium to high usage patterns. We believe the customer groups we target value our multi-function handsets, including our Nextel Direct Connect feature, and our high level of customer service. Our customers, who typically purchase our services under contract and pay for their services on a monthly basis based on usage, represent the premium segment within our markets and they generally offer higher average monthly revenue per subscriber and higher operating income per subscriber. We believe that our strategy of focusing on this customer segment has allowed us to acquire and retain the most profitable subscribers in the markets in which we operate. Since the wireless industry has often competed based on price, increased competition could require us to decrease prices or increase service and product offerings, which would lower our revenues or increase our costs. Additional service offerings by our competitors and/or product offerings could also impact our ability to retain customers. While we believe that the market for premium customers will continue to grow, the market could become saturated as competition in this customer segment increases.

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

1.  Mexico

Operating Company Overview.  We refer to our wholly-owned Mexican operating company, Comunicaciones Nextel de Mexico, S.A. de C.V., as Nextel Mexico. Nextel Mexico is headquartered in Mexico City and has many regional offices throughout Mexico. As of December 31, 2007, Nextel Mexico had 4,127 employees.

Nextel Mexico provides digital mobile services under the trade name “Nextel” in major business centers, including Mexico City, Guadalajara, Puebla, Leon, Monterrey, Toluca, Tijuana, Torreon and Ciudad Juarez, as well as in smaller markets and along related transportation corridors throughout Mexico. As of December 31, 2007, Nextel Mexico provided service to about 2,139,800 digital handsets, which we estimate to be about 3% of the total digital handsets in commercial service in Mexico.

In 2006, Nextel Mexico acquired Cosmofrecuencias, S.A. de C.V., or Cosmofrecuencias, and its subsidiary, Operadora de Comunicaciones, S.A. de C.V., or Opcom, which have licenses to use 50 MHz of 3.4 GHz spectrum nationwide in Mexico and provide local fixed/mobile wireless telephone services. We believe that these licenses will provide us with an opportunity to reduce our interconnection and operating costs and position us to pursue additional revenue generating opportunities in the future. See Regulatory and Legal Overview below for more information. During 2007, Cosmofrecuencias was merged into Opcom.

Competition.  Nextel Mexico’s digital mobile network competes with cellular and personal communications services system operators in all of its market areas. Nextel Mexico competes on a nationwide basis with Radiomovil Dipsa, S.A. de C.V., known as Telcel, which is a subsidiary of America Movil, S.A. de C.V., an affiliate of Telefonos de Mexico, S.A. de C.V., known as Telmex. Telcel holds the Cellular B-Band concession and additional personal communications services licenses throughout Mexico, was the first wireless operator in the country and is the largest provider of wireless services in Mexico. Nextel Mexico also competes on a nationwide basis with Telefonica, S.A., which is the second largest wireless operator in the country and offers wireless services under the Movistar brand, and with Iusacell, S.A. de C.V., which offers wireless services under the Iusacell and Unefon brands.

In March 2005, Nextel Mexico won licenses to use an average of 15 MHz of nationwide spectrum, except for Mexico City, where no spectrum was auctioned off and where Nextel Mexico has licenses covering approximately 21 MHz in the 800 MHz band. These licenses have an initial term of 20 years and are renewable thereafter for 20 years. The spectrum licenses that Nextel Mexico acquired have allowed it to significantly expand the geographic coverage and capacity of its digital mobile network since 2005.

We believe that the most important factors upon which Nextel Mexico competes are the quality of our customer service and network, recognition of our brand, our consultative distribution channels (through which the characteristics, features and benefits of our services and details concerning our available rate plans, as well as what plans and features best meet the customer’s needs, are discussed directly with prospective customers) and our differentiated services, primarily our Direct Connect service, which is available throughout all areas where Nextel Mexico provides digital service. During 2007, some of Nextel Mexico’s competitors increased the level of competition in Mexico by, among other things, significantly lowering prices for postpaid wireless services, offering free or significantly discounted handsets, specifically targeting Nextel Mexico’s largest corporate subscriber accounts, offering various incentives to our customers to switch service providers, including reimbursement of cancellation fees, and offering bundled telecommunications services that include local, long distance and data services. Nextel Mexico is addressing these competitive actions by, among other things, launching attractive commercial campaigns offering handsets to new and existing customers on more favorable terms, which results in higher handset subsidies as a percentage of handset costs, and offering more competitive rate plans, which results in lower average revenue per subscriber. Nextel Mexico also increased its commission rates and otherwise modified its compensation arrangements with its indirect sales channels in an effort to promote additional sales through these channels. Notwithstanding these actions, the more intense competitive conditions may make it more difficult for Nextel Mexico to retain its customers.

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

In contrast, entities like Opcom that hold licenses to provide local fixed/mobile wireless telephone services are entitled to reciprocal interconnection terms and conditions with wireline and wireless public telephone networks. In 2007, Nextel Mexico, through its subsidiary Opcom, entered into local-to-local interconnection agreements with Telmex, Alestra, Maxcom and other local telephone service operators. In addition, Opcom also entered into local-to-mobile interconnection agreements with Telcel, Telefonica and Iusacell, in which Opcom is considered to be the local carrier. Opcom also executed a local-to-mobile interconnection agreement with Maxcom, in which Opcom is considered to be the mobile carrier. In November 2007, the Mexican authorities issued a resolution of an interconnection dispute ordering Telcel, Telefonica and Iusacell to interconnect Opcom on a mobile-to-mobile modality. Following the issuance of that resolution, Opcom entered into local-to-mobile and mobile-to-mobile interconnection agreements with Telcel, Telefonica, Iusacell and Unefon, as well as a local-to-mobile interconnection agreement with Telmex, which acts as a transit provider between all of the mobile networks in Mexico. These agreements are expected to result in lower interconnection costs as we transition services from the providers under our existing commercial agreements and may allow us to offer new services, such as calling party pays services, which would allow our customers to receive calls without incurring the related charges.

As of December 31, 2007, Nextel Mexico has filed applications to renew about 30 of its SMR licenses, 16 of which have expired. Although Nextel Mexico expects that these renewals will be granted, there is no guarantee that such renewals will be granted. If some or all of these renewals are not granted, Nextel Mexico could experience an adverse effect on its business. Although renewal fees are governed by Mexican federal law, the Mexican authorities may impose a one-time renewal fee in addition to the fees already established under federal law. We cannot currently predict whether such a renewal fee will be imposed or estimate the related amount. See Note 3 to our consolidated financial statements included at the end of this annual report on Form 10-K.

Foreign Currency Controls and Dividends.  Because there are no foreign currency controls in place, Mexican currency is convertible into U.S. dollars and other foreign currency without restrictions. Mexican companies may distribute dividends and profits outside of Mexico if the Mexican company meets specified distribution and legal reserve requirements. Under Mexican corporate law, approval of a majority of stockholders attending an ordinary stockholders’ meeting of a corporation is required to pay dividends. Dividends paid out of Nextel Mexico’s accumulated taxable income are not subject to withholding tax; a tax of up to 39% is imposed on Nextel Mexico if it pays dividends in excess of this amount. This tax may be creditable against Nextel Mexico’s future tax liability. A 15% withholding tax applies to interest paid by Nextel Mexico to NII or its U.S. affiliates.

Income Tax Legislation.  In December 2004, the Mexican government enacted tax legislation, effective January 1, 2005, which reduced the corporate tax rate to 30% for 2005, 29% for 2006 and 28% for 2007 and subsequent years.

On October 1, 2007, the Mexican government enacted amendments to the Mexican tax law that became effective January 1, 2008. The amendments established a new minimum corporate tax, eliminated the existing minimum asset tax and established a new withholding tax system on cash deposits in bank accounts. The new minimum corporate tax is a supplemental tax that supersedes the current asset tax and applies when and to the extent the tax computed under the new minimum corporate tax exceeds the amounts that would be payable under the existing Mexican income tax. The new minimum corporate tax is computed on a cash basis rather than on an accrual basis, and is calculated based on gross revenues, with no deductions allowed for cost of goods sold, non-taxable salaries and wages, interest expense, depreciation, amortization, foreign currency transaction gains and losses or existing net income tax operating losses from prior years. For purposes of the new minimum corporate tax, Nextel Mexico will generally deduct the value of depreciable assets and inventory as an expense when these assets are acquired. This tax will be phased in at a rate of 16.5% for 2008, 17% for 2009 and a final tax rate of 17.5% for 2010 and thereafter. Certain tax credits may be available to reduce the amount of new minimum corporate tax that is payable.

2.  Brazil

Operating Company Overview.  We refer to our wholly-owned Brazilian operating company, Nextel Telecomunicacoes Ltda., as Nextel Brazil. Nextel Brazil provides analog and digital mobile services under the tradename “Nextel” in major business centers, including Rio de Janeiro, Sao Paulo, Belo Horizonte and Brasilia, along related transportation corridors and in a number of smaller markets. As of December 31, 2007, Nextel Brazil provided service to about 1,289,500 digital handsets, which we estimate to be about 1% of the total digital handsets in commercial service in Brazil.

Nextel Brazil’s operations are headquartered in Sao Paulo, with branch offices in Rio de Janeiro and various other cities. As of December 31, 2007, Nextel Brazil had 2,858 employees.

Competition.  Nextel Brazil competes with other analog SMR and cellular and personal communications services providers. The largest competitors are Vivo (a joint venture of Telefonica S.A. and Portugal Telecom S.A.), which has the largest market share in the Sao Paulo Metropolitan Area and Rio de Janeiro, as well as several other regional operators; Telecom Americas, which owns Claro and is controlled by America Movil; Telecom Italia Mobile; TNL PCS S.A. (a personal communications services operating subsidiary of Telemar Norte Leste S.A., Brazil’s largest wireline incumbent, and which markets under the brand name “Oi”); and Brasil Telecom — GSM, a subsidiary of Brasil Telecom S.A. Nextel Brazil also competes with other regional cellular and wireless operators including Telemig Celular S.A. There are also several small SMR competitors in the analog market in various regions in Brazil.

We believe that the most important factors upon which Nextel Brazil competes are the quality of our customer service and network, our consultative distribution channels (through which the characteristics, features and benefits of our services and details concerning our available rate plans, as well as what plans and features best meet the customer’s needs, are discussed directly with prospective customers), our differentiated brand positioning and our differentiated services, primarily our Direct Connect service, which is available throughout all areas where Nextel Brazil provides digital service. While its competition generally targets the prepaid market, Nextel Brazil primarily targets customers who utilize its services in their businesses and individuals that have medium to high usage patterns, both of whom value our multi-function handsets, including our Nextel Direct Connect feature, and our high level of customer service. Substantially all of our subscribers in Brazil are on contracts that provide for recurring monthly payments for services for a specified term.

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

Among others, the regulations issued in 2000 allowed affiliated companies to hold more than one license in the same service area, but still limited SMR licensees and their affiliates to a maximum holding of 10 MHz of spectrum in the same service area. These regulations were subsequently changed in 2005 and currently allow SMR operators and their affiliates to hold up to 15 MHz of spectrum in the same service area. In addition, the regulations adopted in 2005 annulled the former regulation relating to areas of authorization and replaced it with a new SMR Authorizations General Plan issued by Anatel under Resolution No. 405.

Although we believe that these regulations give us significantly greater flexibility to provide digital mobile services, we are still required to provide two-way radio as a basic service before we can provide any other service. For example, we cannot offer interconnection to the public telephone system without providing dispatch services.

On October 17, 2001, Anatel enacted certain rules that allow carriers to charge calling party pays charges. These regulations clarified, among other things, how SMR companies like Nextel Brazil would be paid by other companies if they wished to interconnect with Nextel Brazil’s network. These rules also allowed Nextel Brazil to amend its interconnection agreements to reflect the calling party pays charges. We have negotiated agreements with all significant fixed line and wireless operators in Brazil to reflect the additional payments between carriers as a result of the calling party pays charges. These agreements are subject to annual renewals. The calling party pays structure incorporated into the SMR regulations adopted by Anatel in 2005 permits Nextel Brazil to compensate other operators for calls terminated in their network under a formula that reduces the amount paid to them by allowing a percentage of these calls to be treated as “bill and keep.” Since their adoption, these regulations have resulted in savings to Nextel Brazil in relation to interconnect charges made by other carriers.

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

Brazilian law provides that the Brazilian government may, for a limited period of time, impose restrictions on the remittance by Brazilian companies to foreign investors of the proceeds of investments in Brazil. These restrictions may be imposed whenever there is a material imbalance or a serious risk of a material imbalance in Brazil’s balance of payments. The Brazilian government may also impose restrictions on the conversion of Brazilian currency into foreign currency. These restrictions may hinder or prevent us from purchasing equipment required to be paid for in any currency other than Brazilian reais. Under current Brazilian law, a company may pay dividends from current or accumulated earnings. Dividend payments from current earnings are not subject to withholding tax. Interest on foreign loans is generally subject to a 15% withholding tax. Interest and payments other than principal amounts on foreign loans are generally subject to a 0.38% financial transactions tax.

3.  Argentina

Operating Company Overview.  We refer to our wholly-owned Argentine operating company, Nextel Communications Argentina S.A. (formerly, Nextel Argentina S.R.L.), as Nextel Argentina. Nextel Argentina provides digital mobile services under the tradename “Nextel” in major business centers including Buenos Aires, Cordoba, Rosario and Mendoza, along related transportation corridors and in a number of smaller markets. As of December 31, 2007, Nextel Argentina provided service to about 812,500 digital handsets, which we estimate to be about 2% of the total digital handsets in commercial service in Argentina.

Nextel Argentina is headquartered in Buenos Aires and has regional offices in Mar del Plata, Rosario, Mendoza, Cordoba and Santa Fe, and seven branches in Buenos Aires. As of December 31, 2007, Nextel Argentina had 1,470 employees.

In July 2006, Nextel Argentina signed an agreement, pending regulatory approval, to purchase all of the stock of Velocom Argentina, S.A., a wireless internet access and data transmission company, for $6.0 million in cash and the assumption of certain liabilities, of which $1.0 million has been paid as of December 31, 2007. As a result of this transaction, Nextel Argentina would acquire 50 MHz of 3.4 GHz spectrum nationwide in Argentina. In addition, in November 2007, Nextel Argentina entered into an agreement with Telefonica Moviles S.A., under which Nextel Argentina will acquire the 800 MHz SMR spectrum licenses and related network assets used by Telefonica Moviles S.A. to operate an iDEN-based network in Argentina under the Movistar Trunking brand, which was formerly known as Movilink, for a total purchase price of $32.0 million in cash. This transaction, which is subject to the receipt of necessary regulatory approvals, would result in Nextel Argentina acquiring approximately 5 MHz of SMR spectrum in Buenos Aires, Rosario, Mendoza and Cordoba, as well as the related iDEN equipment and the prepayment of lease expenses relating to the use of co-located sites for five years.

Competition.  There are three mobile service providers in Argentina with which Nextel Argentina competes: the Telefonica Moviles Group, commercially known as Movistar; Compania de Telefonos del Interior S.A., or CTI, which is owned by America Movil S.A. de C.V.; and Telecom Personal S.A., or Personal, which is owned by Telecom Argentina S.A. All of these companies hold cellular communications services licenses, personal communications services (PCS licenses), or both. The cellular and PCS licenses each cover only a specific geographic area, but a combination of these licenses and the roaming agreements with other carriers provide each of Nextel Argentina’s competitors with national coverage. The PCS licenses and associated frequencies provide existing cellular companies with increased spectrum capabilities and the ability to launch a wide range of wireless products and services. Affiliated companies of Movistar, CTI and Personal are also licensed to offer wireline local, long distance and other telecommunications services. In the SMR market, Nextel Argentina’s only competitor is Movistar Trunking, formerly known as Movilink, which is now owned by the Telefonica Moviles Group. As noted above, Nextel Argentina has agreed to purchase the assets related to the Movilink business from Telefonica Moviles. During 2005, Movistar and CTI launched Push-To-Talk over Cellular service.

As a result of the purchase of Compania de Radiocomunicaciones Moviles, S.A., or Movicom, by the Telefonica Moviles Group, and due to existing limitations in the amount of spectrum that a group may hold in any given geographical region or area (50 MHz maximum), Movistar is forced to return approximately 45 MHz of spectrum in certain regions where it may exceed the 50 MHz limitation. This may create opportunities for existing carriers or new entrants to bid for such spectrum should this spectrum be auctioned off publicly. However, the Argentine government has announced plans to award this spectrum to a new mobile services company made up of existing telephone cooperatives. Although it was originally announced that the new company would begin operations during 2006, no new announcements have been made as of December 31, 2007.

We believe that the most important factors upon which Nextel Argentina competes are the quality of our customer service and network, brand recognition, our consultative distribution channels and our differentiated services, primarily our Direct Connect service, which is available throughout all areas where Nextel Argentina provides digital service. While its competition generally targets the prepaid market, Nextel Argentina primarily targets small and medium-sized businesses with mobile workforces and high-end individuals. Substantially all of our subscribers in Argentina are on post-paid contracts.

Regulatory and Legal Overview.  The Comision Nacional de Comunicaciones, referred to as the Argentina CNC, the Secretary of Communications of Argentina, and the Ministry of Federal Planning, Public Investments and Services are the Argentine telecommunications authorities responsible for the administration and regulation of the telecommunications industry. Following the commitments made under the GATT regarding the World Trade Organization, or WTO, Basic Telecommunications Agreement, Argentina fully liberalized its telecom market beginning in 2000.

•	Licenses of telecommunications services. Licenses enable the rendering of telecommunications services and are independent of the authorizations to use spectrum (see “Authorization of Spectrum” below). The regulations establish a single license system that allows the license holder to offer any and all types of telecommunications services. However, each specific service to be offered must be separately registered with the Secretary of Communications and is required to be launched within an 18-month term. The licensee is free to choose the geographic area, technology and architecture through which its telecommunications services will be provided. Licenses of telecommunications services may be revoked for violation of the applicable regulations. Licenses and spectrum authorizations may not be transferred or assigned, in whole or in part, without prior written approval of regulatory authorities. Prior authorization is also required upon a change of control of a licensee resulting from the transfer of the licensee’s capital stock. Argentina does not impose any limitation of foreign ownership of telecom licenses.

In addition to its SMR service, Nextel Argentina is deemed to have registered the following services: paging, data transmission, value added services and long distance telephony, among others.

The tariffs for SMR services are freely fixed by Nextel Argentina. Charges recovered by Nextel Argentina for calling party pays calls originated in fixed lines depend on a reference price set periodically by the Minister of Federal Planning, Public Investments and Services.

•	Authorizations of spectrum. The use of SMR spectrum is subject to the prior granting of an authorization to use that spectrum in a specified, limited geographical area. SMR authorizations granted through the year 2000 have an indefinite term, and those granted beginning in 2001 expire after a 10 year-term. Nextel Argentina holds licenses to use 1,805 channels, including those covering the major business markets areas, without expiration term, and 1,470 channels with 10-year terms, mostly in smaller markets. SMR authorizations are subject to service launch and subscriber loading requirements. To ensure the efficient and effective use of spectrum, the Secretary is empowered to partially or totally revoke awarded spectrum if it is not used, or if it is not used in accordance with the terms and conditions under which it was granted. Nextel Argentina believes it has satisfied all of its launching and loading requirements on its existing spectrum positions.

In September 2005, the Secretary of Communications issued a new resolution, which established the rules under which new SMR spectrum is awarded. The new SMR regulations establish a 180-day term to launch the service in the corresponding geographical area. It also requires that at least 30% of the infrastructure equipment deployed to operate on spectrum that is the subject of each new authorization should consist of Argentinean source goods. The regulation is not clear as to the computation of this percentage. Nextel Argentina believes that it has plausible arguments to eventually challenge this rule regarding Argentinean source goods.

•	Network interconnection. SMR service providers are assured interconnection with other operators’ networks, including the public switched telephone network, on a nondiscriminatory basis. Interconnection terms and prices are freely negotiated between the parties, although the regulations include guidelines which are generally followed in practice and which can be imposed by the Secretary of Communications if an agreement between the parties is not reached. All interconnection agreements entered into must be registered with the Argentine CNC. Additional requirements are imposed or may be imposed on all dominant carriers to ensure that the Argentine telecommunications market is open to competition. Nextel Argentina provides interconnect services to its subscribers under interconnection agreements with Telefonica de Argentina S.A. and Telecom Argentina S.A., as well as other smaller local carriers. Nextel Argentina has also implemented a calling party pays program with the fixed line carriers with whom it interconnects under which Nextel Argentina is compensated at agreed rates for calls made to its subscribers from those networks for those subscribers who purchase our services under calling party pays rate plans.

•	Turnover tax. The government of the city of Buenos Aires imposes a turnover tax rate of 6% of revenues for cellular companies while maintaining a 3% rate for other telecommunications services. From a regulatory standpoint, we are not considered a cellular company, although, the city of Buenos Aires made claims to the effect that the higher turnover tax rate should apply to our services. As a result, until April 2006, Nextel Argentina paid the turnover tax at a rate of 3% and recorded a liability and related expense for the differential between the higher rate applicable to cellular carriers and the 3% rate, plus interest. In March 2006, Nextel Argentina received an unfavorable decision from the city of Buenos Aires related to the determination of whether it is a cellular company for purposes of this tax. In addition, the city of Buenos Aires confirmed a previously assessed penalty equal to 80% of the principal amount of the additional tax from December 1997 through May 2004. In April 2006, Nextel Argentina decided to pay under protest $18.8 million, which represented the total amount of principal and interest related to this turnover tax. In August 2006, Nextel Argentina filed a lawsuit against the city of Buenos Aires to pursue the reimbursement of the $18.8 million paid under protest in April 2006. Subsequent to this payment, Nextel Argentina paid $4.2 million, plus interest, under protest from April 2006 through December 2006 related to this tax. In December 2006, the city of Buenos Aires issued new laws, which Nextel Argentina believes support its position that it should be taxed at the general 3% rate and not at the 6% cellular rate. Beginning in January 2007, Nextel Argentina determined that it would continue to pay the 3% general turnover tax rate and would continue with its efforts to obtain reimbursement of amounts previously paid under protest, but would discontinue its prior practice of accruing for the incremental difference in the cellular rate. In March 2007, Nextel Argentina filed an administrative claim to recover the amounts paid under protest from April 2006 through December 2006. In November 2007, Nextel Argentina received a $4.2 million tax refund, plus interest, as the result of a resolution issued by the tax authorities of the city of Buenos Aires with respect to the amounts paid from April 2006 through December 2006 relating to this tax. Nextel Argentina believes that the tax refund clarifies and confirms the 3% general turnover tax rate. The resolution also indicated that the city of Buenos Aires will defer the decision of the pending lawsuit to pursue the reimbursement of the $18.8 million paid under protest in April 2006. In addition, Nextel Argentina unconditionally and unilaterally committed to donate $3.4 million to charitable organizations.

Similarly, one of the provincial governments in another one of the markets where Nextel Argentina operates also increased their turnover tax rate from 4.55% to 6% of revenues for cellular companies. Nextel Argentina continues to pay the turnover tax in this province at the existing rate and accrues a liability for the incremental difference in the rate on interconnect revenues.

•	Universal service obligation. Nextel Argentina is subject to the Universal Service Regulation, which imposes a tax on telecommunications licensees, equal to 1% of telecommunications service revenue minus applicable taxes and specified related costs. The license holder can choose either to pay the resulting amount into a fund for universal service development or to participate directly in offering services to specific geographical areas under an annual plan designed by the federal government. Although the regulations state that this tax would be applicable beginning January 1, 2001, the authorities did not take the necessary actions

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

As a result of various events, during 2005, Nextel Argentina accrued for the maximum liability due to customers for amounts billed during all periods ending December 31, 2005, plus interest. Nextel Argentina continued accruing the higher amount during the first quarter of 2006 while maintaining its position that there is no basis for this reimbursement to customers. As of April 1, 2006, Nextel Argentina changed its rate plan structure, which eliminated all other charges and any further contingencies related to this tax. In April 2006, Nextel Argentina filed a judicial claim against the legislation passed in May 2005, which is currently pending.

Foreign Currency Controls and Dividends.  On January 6, 2002, a new Argentine emergency law became effective, and the government formally declared a public emergency in economic, administrative, financial and exchange control matters. The law empowered the Federal Executive Power to regulate those areas until December 10, 2003, subject to overview by the National Congress. The Emergency Law amended several provisions of the 1991 Convertibility Law No. 23,928, the most significant of which was to repeal the peg of the Argentine peso to the U.S. dollar. The effectiveness of the Argentine Emergency Law was extended through December 31, 2008 by the passing of a subsequent law.

On February 3, 2002, the Federal Executive Power issued a new decree, which reorganized Argentina’s financial system and converted the economy into Argentine pesos.

Pursuant to another decree, the National Executive Power and the Argentine Central Bank have placed certain restrictions on the acquisition of foreign currency by Argentine and non-Argentine residents and on the inflow and outflow of capital to and from Argentina, including those for the purposes of repayment of principal and interest, dividend payments and repatriation of capital. In addition, there are specific guidelines that must be complied with in order to make any repayment of principal or interest to foreign creditors. According to such regulations, payments of profits and dividends abroad may be carried out as long as they correspond to financial statements certified by external auditors.

On June 9, 2005, the Federal Executive Power issued a decree, which introduced new restrictions to the transfer of funds to and from Argentina and created a mandatory deposit of 30% of the funds transferred to Argentina. This decree provides that, under certain circumstances, both Argentinean and non-Argentinean residents transferring funds from abroad to Argentina are obligated to make a 365-day registered non-transferable non-interest bearing cash deposit equal to 30% of the funds transferred by them to Argentina. Among others, foreign direct and primary issuances of debt or cash securities with public offering in the capital or stock markets are exempt from such restricted deposit requirement.

Under applicable Argentine corporate law, a company may pay dividends only from liquid and realized profits as shown on the company’s financial statements prepared in accordance with Argentine generally accepted accounting principles and duly approved by the shareholders meeting. Of those profits, 5% must be set aside until a reserve of 20% of the company’s capital stock has been established. Subject to these requirements, the balance of profits may be declared as dividends and paid in cash upon a majority vote of the stockholders. Under current law, dividend payments are not subject to withholding tax, except when the dividend payments are the result of profits paid out in excess of the profits computed for income tax purposes for the financial year preceding the date of the distribution of such dividends. If dividends are paid in this manner, a 35% withholding tax applies on the amount of the surplus. A withholding tax of 35% applies to interest paid by Nextel Argentina to NII Holdings or any of its U.S. subsidiaries.

4.	Peru

Operating Company Overview.  We refer to our wholly-owned Peruvian operating company, Nextel del Peru, S.A., as Nextel Peru. Nextel Peru provides digital mobile services under the tradename “Nextel” in major business centers, including Arequipa, Chimbote, Cuzco, Ica, Lima and Trujillo, and along related transportation corridors.

Nextel Peru operates parallel analog and digital mobile networks in the metropolitan area of Lima. As of December 31, 2007, Nextel Peru provided service to about 476,900 digital handsets, which we estimate to be about 4% of the total digital handsets in commercial service in Peru.

Nextel Peru is headquartered in Lima. As of December 31, 2007, Nextel Peru had 1,138 employees.

In July 2007, Proinversion, the privatization agency in Peru, awarded a nationwide license of 35 MHz of 1.9 GHz spectrum to Nextel Peru for $27.0 million through an auction process carried out by the Peruvian government. In addition, in July 2007, Nextel Peru entered into an agreement, which is subject to regulatory approval, providing for the purchase of 54 MHz of 2.5 GHz spectrum throughout the greater Lima area for $11.3 million, and in October 2006, Nextel Peru purchased Millicom Peru, S.A. As a result of the purchase of Millicom Peru, Nextel Peru acquired 50 MHz of 3.4 GHz spectrum in all major provinces, as well as various network assets and equipment.

Competition.  Nextel Peru competes with all other providers of mobile services in Peru, including Telefonica Moviles S.A. and America Movil Peru S.A.C., a subsidiary of Mexico’s America Movil. Telefonica Moviles S.A. provides nationwide coverage and operates under the brand name “Movistar.” America Movil provides nationwide coverage and operates under the brand name “Claro.”

We believe that the most important factors upon which Nextel Peru competes are the quality of our customer service and network, brand recognition and our differentiated services, primarily our Direct Connect service, which is available throughout all areas where Nextel Peru provides digital service. Nextel Peru primarily targets mobile workforces, including large, mid-size and small corporations and their respective business networks.

Regulatory and Legal Overview.  The Organismo Supervisor de Inversion Privada en Telecomunicaciones of Peru, known as OSIPTEL, and the Ministry of Transportation and Communications of Peru, referred to as the Peruvian Ministry of Communications, regulate the telecommunications industry in Peru. OSIPTEL oversees private investments and competition in the telecommunications industry. The Peruvian Ministry of Communications grants telecommunications licenses and issues regulations governing the telecommunications industry. In 1991, the Peruvian government began to deregulate the telecommunications industry in an effort to promote free and open competition. The Telecommunications Law of Peru, the general regulations under that law and the regulations issued by OSIPTEL govern the operation of SMR services in Peru, which are considered public mobile services in the same category as cellular and personal communications services.

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

Under the general regulations of Peru’s telecommunications law, all public telecommunications service providers have the right to interconnect to the networks of other providers of public telecommunications services. Furthermore, interconnection with these networks must be on an equal and nondiscriminatory basis. The terms and conditions of interconnection agreements must be negotiated in good faith between the parties in accordance with the interconnect regulations and procedures issued by OSIPTEL, which specify the rates to be charged for these services. Nextel Peru is presently interconnected with all major telecommunications operators in Peru, including Telefonica del Peru S.A.A., Telefonica Moviles S.A., America Movil Peru S.A.C. and Telmex Peru S.A.

Peru imposes no limitation on foreign ownership of SMR or paging licenses or licensees. In November 2005, OSIPTEL adopted regulations that resulted in savings in interconnect rates over a four-year period ending December 31, 2009.

In 1998, Nextel Peru entered into a 10-year tax stability agreement with the Peruvian government that suspends its net operating loss carryforwards from expiring until Nextel Peru generates taxable income. Once Nextel Peru generates taxable income, Nextel Peru has four years to offset those tax loss carryforwards against taxable income, and any taxable income in excess of the tax loss carryforwards will be taxed at 30%. During 2005, 2006 and 2007, Nextel Peru generated taxable income and offset a portion of the tax loss carryforwards against the taxable income generated in those years. The remaining tax loss carryforwards in Peru will expire on December 31, 2008 if not used by that date. At this time, we believe it is more likely than not that these tax loss carryforwards will be fully utilized prior to their expiration. The 1998 tax stability agreement effectively expired on January 1, 2008. Nextel

Peru has the option to negotiate a new and similar tax stability agreement with the Peruvian government during the first quarter of 2008.

Foreign Currency Controls and Dividends.  Under current law, Peruvian currency is freely convertible into U.S. dollars without restrictions. Peru has a free exchange market for all foreign currency transactions. On both October 1, 1998 and May 31, 2001, Nextel International (Peru), LLC executed legal stability agreements with the Peruvian government, which, among other things, guaranteed the free conversion in foreign currency of, and free currency remittances related to, its investments in Nextel Peru of $85.0 million and $100.0 million, respectively, for a term of 10 years.

The payment and amount of dividends on Nextel Peru’s common stock is subject to the approval of a majority of the stockholders at a mandatory meeting of its stockholders. According to Peruvian corporate law, the stockholders may decide on the distribution of interim dividends or, alternatively, delegate the decision to the board of directors. Dividends are also subject to the availability of profits, determined in accordance with Peruvian generally accepted accounting principles. Profits are available for distribution only after 10% of pre-tax profits have been allocated for mandatory employee profit sharing, and 10% of the net profits have been set aside to constitute a legal reserve. This reserve is not available for use except to cover losses in the profit and loss statement. This reserve obligation remains until the legal reserve constitutes 20% of the capital stock. Once this legal reserve is met, the balance of the net profits is available for distribution. A 4.1% withholding tax applies to dividends paid by Nextel Peru to its foreign shareholders, and a 30% withholding tax applies to interest paid by Nextel Peru to NII Holdings or its non-Peruvian subsidiaries.

5.	Chile

Operating Companies Overview.  We refer to our wholly-owned Chilean operating company, Centennial Cayman Corp. Chile S.A., as Nextel Chile. We also have a second operating company known as Multikom, S.A. Nextel Chile provides analog services under the tradenames “Centennial” and “Multikom” and digital mobile services under the tradename “Nextel”. These operating companies provide digital service in Santiago and along related transportation corridors and on a limited basis in Valparaiso and Vina del Mar. These operating companies also provide analog service in Santiago, Valparaiso and Vina del Mar, as well as in a number of smaller markets. As of December 31, 2007, Nextel Chile provided services to about 9,900 digital handsets and about 900 analog handsets.

Nextel Chile is headquartered in Santiago, Chile. As of December 31, 2007, Nextel Chile had 116 employees.

Competition.  Currently, there are no other providers of digital SMR services in Chile. Competitors in the analog SMR business in Chile are Gallyas S.A., Mobilink S.A. and Sharfstein, S.A.

There are also three mobile telephone service providers authorized to operate throughout Chile. These providers are Entel Chile, Telefonica Moviles de Chile S.A. and Claro S.A.

Entel Chile, which was formerly controlled by Telecom Italia Movil, or TIM, has been controlled by Chilean investors since 2005 and, through its subsidiaries Entel PCS Telecomunicaciones S.A. and Entel Telefonica Movil S.A., operates two 30 MHz concessions in the 1900 MHz band using GSM technology.

Telefonica Moviles de Chile S.A., also known by its commercial name, Movistar, is controlled by Telefonica Moviles S.A. of Spain and operates one 25 MHz concession in the 800 MHz band using TDMA technology and one 20 MHz concession in the 1900 MHz band using GSM/GPRS technology. It also operates another 10 MHz concession in the 1900 MHz band using CDMA technology.

Finally, Claro S.A., which is owned by America Movil, is the third mobile operator in Chile. Claro S.A. operates a 30 MHz concession in the 1900 MHz band under the trademark “Claro” and auctioned a 25 MHz concession in the 800 MHz band from Telefonica Moviles de Chile S.A.

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

Additionally, providers of public telecommunications services of the same type that are authorized to be interconnected with public telephone networks are also able to request the assignment of specific numbering blocks for their subscribers. Rules governing routing procedures have also been adopted to this effect. As with interconnection, a provider of public telecommunications services of the same type must be specifically authorized in its concessions to interconnect before obtaining numbering. Our operating companies have been granted numbering blocks and are currently interconnected to the public switched telephone network.

SMR concessionaires may freely determine the fees charged to their subscribers. However, the fees and tariffs charged by a telecommunications concessionaire to other telecommunications concessionaires for the services rendered through interconnections, including the access fees, are fixed by the regulatory authorities in accordance with a tariff-setting procedure based upon, among other things, the cost structure, including expansion plans, of an efficient concessionaire, as set forth in the General Telecommunications Law. This procedure is necessary for the mandatory application of the calling party pays system among the telecommunications concessionaires. The tariff-setting procedure for our operating companies began on August 19, 2004 and ended on July 22, 2005 when the Minister of Transports and Telecommunications jointly with the Minister of Economy issued two Tariff Decrees, one for each operating company. These Tariff Decrees will be in effect for five years from its publication in the official Gazette, which occurred on September 12, 2005.

In order to provide digital SMR services in Chile, incorporate digital technology to the networks of our Chilean operating companies and obtain the corresponding authorization to interconnect such networks to the publicly switched telephone network, in 2001, our Chilean operating companies filed for the amendment of a group of SMR concessions totaling 130 channels in Santiago according to the procedures established in the General Telecommunications Law. On April 26, 2004, the decrees amending the concessions where published in the official gazette ending the amendment process, and authorizing the deployment and interconnection of Nextel Chile’s iDEN network.

Since the publication in the official gazette of the new decrees amending our analog concessions and authorizing us to offer digital service, we originally had a period of 14 to 28 months to build the network. However, in April 2005, we obtained a two-year extension of the build-out deadline, and in October 2007, we obtained an additional 24-month extension to build the remaining sites in the previously authorized network. Currently the network has been partly built and approval upon completion of such network has been granted by the authorities, granting Nextel Chile the permission to begin rendering digital services and charging for them. If the rest of the digital network is not completely built within this extended timeframe, and if we cannot obtain a new extension, we may be sanctioned by the Chilean authorities with a written admonition or nominal fines unless Nextel Chile decides to resign the right to build those sites still under building commitments.

On June 14, 2006, the Supreme Court issued a final decision on a lawsuit filed by Movistar (formerly Bellsouth) and Claro (formerly Smartcom) regarding the validity of a portion of our spectrum concessions. In its decision, the Supreme Court declared that a group of concessions totaling 150 channels in Santiago and additional channels in other parts of the country, which are owned by our operating companies, had been legally granted by the State of Chile, and therefore overturned a prior lower court ruling that had declared them null and void. During 2007, we filed requests to amend these concessions in order to digitalize them and incorporate these channels, which are not a part of the 130 channels to which digitalization and interconnection was already granted into our digital network.

In October 2006, Nextel Chile received authorization to use the switch and the first sites of the network in Santiago and to charge its digital customers for the use of services through its digital network.

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

Unless otherwise agreed at a stockholders meeting by the unanimous vote of all issued shares, publicly traded corporations must annually distribute at least 30% of the net profits of each fiscal year. This distribution must be in the form of a cash dividend to their stockholders in proportion to their ownership or as otherwise stated in the bylaws. Privately held corporations, such as our Chilean operating companies, must follow the provisions of their bylaws; if the bylaws do not contain these provisions, the rules described above for the distribution of profits by publicly traded stock corporations apply. As a general rule, any dividend paid by Nextel Chile to its foreign shareholders will be subject to a 35% withholding tax rate, reduced by a tax credit to recognize the 17% corporate tax paid by Nextel Chile on the income distributed or remitted abroad. A 35% withholding tax applies to interest paid by Nextel Chile to NII Holdings or its U.S. affiliates.

In any event, the board of directors may distribute provisional dividends if the corporation has no accumulated losses, subject to the personal responsibility of the directors approving the distributions.

L.	Employees

As of December 31, 2007, we had 164 employees at the corporate level, and our operating companies had 9,709 employees. Nextel Brazil is a party to a collective bargaining agreement that covers all of its employees and expires on April 30, 2008. Neither we nor any of our other operating companies is a party to any collective bargaining agreement although certain of our operating companies are subject to employment statutes and regulations that establish collective bargaining arrangements that are similar in substance to collective bargaining agreements. We believe the relationship between us and our employees, and between each of our operating companies and its employees, is good.

Item 1A.	Risk Factors

Investors should be aware that we and our business are subject to various risks, including the risks described below. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of any investment. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and included elsewhere. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.

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

Further, significant price competition and other actions by our competitors could negatively impact our operating results and our ability to attract and retain customers. For example, some of Nextel Mexico’s larger competitors have increased the level of competition in Mexico by, among other things, significantly lowering prices for postpaid wireless services, offering free or significantly discounted handsets, offering various incentives to larger customers to switch service providers, including reimbursement of cancellation fees, and offering bundled telecommunications services that include local, long distance and data services. In addition, we anticipate that all of our operating companies will continue to face strong market pressure to reduce the prices charged for their products and services because of increased competition in our markets.

b.	Our equipment is more expensive than that of our competitors, which may limit our ability to compete with other companies that rely on more prevalent technologies and less expensive equipment.

Our digital mobile networks utilize iDEN technology developed and designed by Motorola. iDEN is a proprietary technology that relies solely on the efforts of Motorola and any future licensees of this technology for product development and innovation. Additionally, Motorola and RIM are the sole suppliers of all of our handsets. In contrast, our competitors use infrastructure and subscriber equipment that are based on standard technologies like GSM, which is a substantially more widely used technology than iDEN and is available from a significant number of suppliers. As a result, our competitors benefit from economies of scale and lower costs for handsets and infrastructure equipment. These factors, as well as the higher cost of our handsets and other equipment may make it more difficult for us to attract or retain customers, and may require us to absorb a comparatively larger cost of offering handsets to new and existing customers. The combination of these factors may place us at a competitive disadvantage and may reduce our growth and profitability.

c.	Our operating companies may face disadvantages when competing against formerly government-owned incumbent wireline operators or wireless operators affiliated with them.

In some markets, our operating companies may not be able to compete effectively against a formerly government-owned monopoly telecommunications operator, which today enjoys a near monopoly on the provision of wireline telecommunications services and may have a wireless affiliate or may be controlled by shareholders who also control a wireless operator. For example, Telcel, which is one of our largest competitors in Mexico, is an affiliate of Telefonos de Mexico, S.A.B. de C.V., which provides wireline services in Mexico and was formerly a government-owned monopoly. Similarly, in Peru, we compete with Telefonica Moviles, which is an affiliate of the Telefonica del Peru, S.A.A., which operates wireline services in Peru and was formerly a government-owned monopoly. Our operating companies may be at a competitive disadvantage in these markets because formerly government-owned incumbents or affiliated competitors may have:

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

We have recently expanded the coverage of our networks, particularly in Mexico and Brazil, but our digital mobile networks do not offer nationwide coverage in all of the countries in which we operate and our technology limits our potential roaming partners. As a result, we may not be able to compete effectively with cellular and personal communications services providers, many of whom operate cellular and personal communications networks with more extensive areas of service. Additionally, many of these providers have entered into roaming agreements with each other, which permit these providers to offer coverage to their subscribers in each other’s markets. The iDEN technology that we deploy is not compatible with other wireless technologies such as the digital cellular or personal communications services technologies used by our competitors or with other iDEN networks not operating in the 800 MHz spectrum. Although some of the handset models that we sell are compatible with both iDEN 800 MHz and GSM 900/1800 MHz systems, we offer very few of these models and, as such, we are more limited in our ability to offer the breadth of roaming capabilities of our competitors. In addition, our customers are not able to roam on other carriers’ networks where we do not have roaming agreements. These factors may limit our ability to attract certain customers.

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

The wireless telecommunications industry is experiencing significant technological change. For example, some of our competitors, including American Movil in Brazil, Telecom Personal, S.A. in Argentina and Entel Chile in Chile, have recently launched upgraded network technology, often referred to as 3G technology, which is designed to allow them to offer services that incorporate high speed data services, including internet access and video telephony. These and other future technological advancements may enable other wireless technologies to equal or exceed our current level of service and make the services we offer less competitive. These new technologies generally operate on higher spectrum bands than the 800 MHz spectrum band on which our iDEN technology currently operates. In addition, much of the 800 MHz spectrum that our operating companies are licensed to use is non-contiguous while the 3G technology platforms that are currently available operate only on contiguous spectrum, and, except in Peru, we do not hold rights to use additional spectrum in bands that would facilitate a transition to a new network technology. These factors may make it more difficult or impossible for us to migrate to a new technology if we choose to do so, which makes us heavily reliant on Motorola, as the sole supplier of iDEN technology, to maintain the competitiveness of our services and subscriber equipment. As a result, if Motorola is unwilling or unable to upgrade or improve iDEN technology or develop other technology solutions to meet future advances in competing technologies on a timely basis, or at an acceptable cost, we will be less able to compete effectively and could lose customers to our competitors. In addition, if we decide to pursue the deployment of a new technology that operates on a higher spectrum band, we will incur costs to acquire this new spectrum band. See “8. Costs and other aspects of a future deployment of advanced digital technology could adversely affect our operations.” for more information. Recently, Motorola’s support of the evolution of the iDEN technology and of the development of new features, functionality and handset models has been adversely affected by Sprint Nextel Corporation’s reduced purchases of iDEN equipment due to its announced plans to migrate to a next generation CDMA network platform. This decline in support may, over time, make it more difficult for us to compete with competitors who offer a wider range of handset models and services. In addition, competition among the differing wireless technologies could:

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

From time to time, we experience difficulty in obtaining sufficient volumes and types of handsets from Motorola; delays in the development and availability of new handset models; and handset manufacturing quality problems, particularly with respect to new handset models. Our operating performance and ability to retain new customers may be adversely affected if we are not able to timely and efficiently address these matters, meet the demands for our services and address any increased demands on our customer service, billing and other back-office functions. In the next few years, we plan to deploy new systems that are designed to support the expected demands on our customer care and billing functions, but the transition to these new systems could heighten these risks.

2.	Because we rely on one supplier to implement our digital mobile networks, any failure of that supplier to perform could adversely affect our operations.

Much of the spectrum that our operating companies are licensed to use is non-contiguous, and the iDEN technology is the only widespread, commercially available digital technology that operates on non-contiguous spectrum. As a result, Motorola is currently our sole source for most of the digital network equipment and substantially all of the handsets used throughout our markets, except for the Blackberry handset, which is manufactured by Research in Motion, or RIM. If Motorola fails to deliver system infrastructure equipment and handsets or enhancements to the features and functionality of our networks on a timely, cost-effective basis, we may not be able to adequately service our existing customers or attract new customers. Nextel Communications, a subsidiary of Sprint Nextel Corporation, is the largest customer of Motorola with respect to iDEN technology and, in the past, has provided significant support with respect to new product development for that technology. Sprint Nextel Corporation has announced plans to migrate Nextel’s push-to-talk services to a next generation CDMA network platform, which we believe has contributed to a recent decline in Motorola’s support for the development of new iDEN handset models. As a result, we have had access to a reduced number of new handset models, which has made it more difficult for us to compete effectively in some of our markets where new handset styles and features are heavily valued by customers. Lower levels of iDEN equipment purchases by Sprint Nextel Corporation could also significantly increase our costs for equipment and new network features and handset developments and could impact Motorola’s decision to continue to support iDEN technology beyond their current commitment. In the event Motorola determines not to continue supporting or enhancing our iDEN based infrastructure and handsets, because Sprint Nextel Corporation decreases its use of iDEN technology or otherwise, we may be materially adversely affected. We expect to continue to rely principally on Motorola for the manufacture of a substantial portion of the equipment necessary to construct, enhance and maintain our iDEN-based digital mobile networks and for the manufacture of iDEN compatible handsets.

Our operating costs and future capital expenditures may also be affected by Motorola’s success in developing improvements relating to the iDEN technology. For example, Motorola developed a technology upgrade to the iDEN digital mobile network, the 6:1 voice coder software upgrade, which is designed to increase the capacity of iDEN networks for interconnect calls without requiring additional network infrastructure equipment. Beginning in 2004, we started selling handsets that can operate using the new 6:1 voice coder technology, and we have deployed the related network software modifications that are necessary to utilize this technology in some of our markets. We have experienced voice quality problems related to certain types of calls made using the 6:1 voice coder technology and in some markets, we have adjusted the network software to reduce the number of calls completed using the 6:1 voice coder technology in order to balance our network capacity needs with the need to maintain voice quality. Because we have not used the 6:1 voice coder technology to its full capacity, we have invested more capital in our infrastructure to satisfy our network capacity needs than would have been necessary if we had been able to complete a higher percentage of calls using the technology, and we may make similar investments in the future as we optimize our network to meet our capacity and voice quality requirements. If we were to decide to significantly curtail the use of the 6:1 voice coder technology in all of our markets, these investments could be significant.

3.	Our reliance on indirect distribution channels for a significant portion of our sales exposes us to the risk that our sales could decline or cost of sales could increase if there are adverse changes in our relationships with, or the condition of, our indirect dealers.

Our business depends heavily upon third party distribution channels for securing a substantial portion of the new subscribers to our services. In some of our markets, a significant portion of our sales through these indirect distribution channels is concentrated in a small number of third party dealers. Because these third party dealers are the primary contact between us and the subscriber in many instances, they also play an important role in customer retention. As a result, the volume of our new subscriber additions and our ability to retain subscribers could be adversely affected if these third party dealers terminate their relationship with us, if there are adverse changes in our relationships with these dealers or if the financial condition of these dealers deteriorates. In addition, our profitability could be adversely affected if we increase commissions to these dealers or make other changes to our compensation arrangements with them.

4.	We operate exclusively in foreign markets, and our assets, customers and cash flows are concentrated in Latin America, which presents risks to our operating plans.

a.	We face economic and political risks in our markets, which may limit our ability to implement our strategy and our financial flexibility and may disrupt our operations or hurt our performance.

Our operations depend on the economies of the markets in which our operating companies conduct business, all of which are considered to be emerging markets. These markets are in countries with economies in various stages of development or structural reform, some of which are subject to volatile economic cycles and significant, rapid fluctuations in terms of commodity prices, local consumer prices, employment levels, gross domestic product, interest rates and inflation rates, which have been generally higher, and in prior years, significantly higher than the inflation rate in the United States. Specifically, in the last two years, the inflation rate in Argentina has risen significantly, and we expect that it may continue to rise in the next several years, which will increase our costs and could reduce our profitability in Argentina. If these economic fluctuations and higher inflation rates make it more difficult for customers to pay for our products and services, we may experience lower demand for our products and services and a decline in the growth of their customer base and in revenues. In addition, recent economic indicators have revealed that the United States economy is currently in a downturn and may soon be in a recession. To the extent that this downturn continues or worsens, the economies of the markets in which we operate, particularly in Mexico, could be adversely affected, which could lower demand for our products and services and adversely impact our growth and profitability.

In recent years, the economies in some of the markets in which we operate have also been negatively affected by volatile political conditions and, in some instances, by significant intervention by the relevant government authorities relating to economic and currency exchange policies. We are unable to predict the impact that presidential or other contested local or national elections and the associated transfer of power from incumbent officials or political parties to elected victors, such as the recent elections in Argentina, may have on the local economy or the growth and development of the local telecommunications industry. Changes in leadership or in the ruling party in the countries in which we operate may affect the economic programs developed under the prior administration, which in turn, may adversely affect the economies in the countries in which we operate. Although political, economic and social conditions differ in each country in which we currently operate, political and economic developments in one country or in the United States may affect our business as a whole, including our access to international capital markets.

b.	We are subject to fluctuations in currency exchange rates and limitations on the expatriation or conversion of currencies, which may result in significant financial charges, increased costs of operations or decreased demand for our products and services.

Nearly all of our revenues are earned in non-U.S. currencies, while a significant portion of our capital and operating expenditures, including imported network equipment and handsets, and a significant amount of our outstanding debt, is denominated in U.S. dollars. In addition, we report our results of operations in U.S. dollars. The volatility of currency exchange rates relative to the U.S. dollar, including as a result of currency devaluations, has affected our financial results. In some instances, changes in relative currency valuations and other economic changes in our markets have resulted in significant charges against our earnings and negative adjustments to the carrying value of our assets.

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

c.	Our operating companies are subject to local laws and regulations in the countries in which they operate, which could impact our financial results.

Our operations are subject to local laws and regulations in the countries in which we operate, which may differ from those in the United States. We could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations, which may be substantially different from those in the United States. In some foreign countries, particularly in those with developing economies, persons may engage in business practices that are prohibited by United States regulations applicable to us such as the Foreign Corrupt Practices Act. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, consultants, contractors and agents will not take actions in violations of our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business.

d.	We pay significant import duties on our network equipment and handsets, and any increases could impact our financial results.

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

e.	We are subject to foreign taxes in the countries in which we operate, which may reduce amounts we receive from our operating companies or may increase our tax costs.

Many of the foreign countries in which we operate have increasingly turned to new taxes, as well as aggressive interpretations of current taxes, as a method of increasing revenue. For example, our operating company in Brazil is required to pay two types of income taxes, which include a corporate income tax and a social contribution tax. In addition, our operating company in Brazil is subject to various types of non-income taxes, including value-added tax, excise tax, service tax, importation tax and property tax. The provisions of new tax laws may attempt to prohibit us from passing these taxes on to our customers. These taxes may reduce the amount of earnings that we can generate from our services or in some cases may result in operating losses.

Distributions of earnings and other payments, including interest, received from our operating companies may be subject to withholding taxes imposed by some countries in which these entities operate. Any of these taxes will reduce the amount of after-tax cash we can receive from those operating companies. See ‘‘— K. Operating Companies” for more information.

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

Nextel Brazil has received tax assessment notices from state and federal Brazilian tax authorities asserting deficiencies in tax payments related primarily to value added taxes, import duties and matters surrounding the definition and classification of equipment and services. Nextel Brazil has filed various petitions disputing these assessments. In some cases we have received favorable decisions, which are currently being appealed by the respective governmental authorities. In other cases, our petitions have been denied and we are currently appealing those decisions. See Note 9 to our consolidated financial statements for more information regarding our potential tax obligations in Brazil.

f.	We have entered into a number of agreements that are subject to enforcement in foreign countries, which may limit efficient dispute resolution.

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

5.	The costs we incur to connect our operating companies’ networks with those of other carriers are subject to local laws in the countries in which they operate and may increase, which could adversely impact our financial results.

Our operating companies must connect their telecommunication networks with those of other carriers in order to provide the services we offer. We incur costs relating to these interconnection arrangements and for local and long distance transport services relating to the connection of our transmitter sites and other network equipment. These costs include interconnection charges and fees, charges for terminating calls on the other carriers’ networks and transport costs, most of which are measured based on the level of our use of the related services. We are able to recover a portion of these costs through revenues earned from charges we are entitled to bill other carriers for terminating calls on our network, but because users of mobile telecommunications services who purchase those services under contract generally, and business customers like ours in particular, tend to make more calls that terminate on other carriers’ networks and because we have a smaller number of customers than most other carriers, we usually incur more charges than we are entitled to receive under these arrangements. The terms of the interconnection and transport arrangements, including the rates that we pay, are subject to local regulation in most of the countries in which we operate, and often require us to negotiate agreements with the other carriers, some of whom are our competitors, in order to provide our services. Our costs relating to these interconnection and transport arrangements are subject to fluctuation both as a result of changes in regulations in the countries in which we operate and the negotiations with the other carriers. For example, some of our competitors in Brazil, through Brazil’s Associacao Nacional das Operadoras de Celular, or ACEL, recently filed a petition against Anatel to challenge the partial bill and keep settlement process. The preliminary injunction was denied by the Brazilian courts. Changes in the aforementioned factors could result in increased costs for the related services that we may not be able to recover through increased revenues, which could adversely impact our financial results.

6.	Government regulations determine how we operate in various countries, which could limit our growth and strategic plans.

In each market in which we operate, one or more regulatory entities regulate the licensing, construction, acquisition, ownership and operation of our wireless communications systems. Adoption of new regulations, changes in the current telecommunications laws or regulations or changes in the manner in which they are interpreted or applied could adversely affect our operations. In some markets, we are unable, or have limitations on our ability, to provide some types of services we have planned to offer, such as participation in calling party pays programs. These limitations, or similar regulatory prohibitions or limitations on our services that may arise in the future could increase our costs, reduce our revenues or make it more difficult for us to compete.

Further, the regulatory schemes in the countries in which we operate allow third parties, including our competitors, to challenge our actions. For instance, some of our competitors have challenged the validity of some of our licenses or the scope of services we provide under those licenses, in administrative or judicial proceedings, particularly in Chile. If our competitors were to challenge the results of auctions in which we are a participant, it could adversely affect our ability to offer services and our ability to acquire the rights to use spectrum that would provide us with the ability to deploy new technologies that support new services.

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

7.	If our licenses to provide mobile services are not renewed, or are modified or revoked, our business may be restricted.

Wireless communications licenses and spectrum allocations are subject to ongoing review and, in some cases, to modification or early termination for failure to comply with applicable regulations. If our operating companies fail to comply with the terms of their licenses and other regulatory requirements, including installation deadlines and minimum loading or service availability requirements, their licenses could be revoked. Further, compliance with these requirements is a condition for eligibility for license renewal. Most of our wireless communications licenses have fixed terms and are not renewed automatically. Because governmental authorities have discretion as to the grant or renewal of licenses, our licenses may not be renewed or, if renewed, renewal may not be on acceptable economic terms. For example, under existing regulations, our licenses in Brazil and Peru are renewable once, and no regulations presently exist regarding how or whether additional renewals will be granted in future periods. In Mexico, we have filed applications to renew about 30 of our licenses, 16 of which have expired. While we expect that these renewals will be granted, if some or all of these renewals are not granted, it could have an adverse effect on our business.

8.	Costs and other aspects of a future deployment of advanced digital technology could adversely affect our operations.

We have recently acquired rights to use 1.9 GHz spectrum in Peru that require us to deploy new digital network technology within specified timeframes throughout Peru, including in areas that we do not currently serve. Our deployments of new digital technologies to offer our customers new and advanced services in Peru will require significant capital expenditures as would any future acquisition of spectrum rights and deployment of new digital technologies in other operating markets. Those expenditures could increase in the event of unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes, problems with network or systems compatibility, equipment unavailability and technological or other complications, such as our inability to successfully coordinate this change with our customer care, billing, order fulfillment and other back-office operations. In addition, a deployment of new digital technologies will result in incremental operating expenses prior to fully launching services. Furthermore, our operating results could be significantly negatively affected if we are not able to offer competitive products and services or if we are not successful in attracting and retaining customers in markets in which we choose to deploy a new technology.

Additionally, we may be required to raise additional funds in order to finance the costs associated with the development and deployment of a new technology and, if required, the acquisition of related spectrum rights in one or more of our markets. To do so, we may issue shares of common stock or incur new debt. The terms and conditions of any financing may not be similar to those we have experienced in the past and may impose significant restrictions on our business. See “10. Our current and future debt may limit our flexibility and increase our risk of default.” for more information.

9.	Agreements with Motorola reduce our operational flexibility and may adversely affect our growth or operating results.

We have entered into agreements with Motorola that impose limitations and conditions on our ability to use other technologies that would displace our existing iDEN digital mobile networks. These agreements may delay or prevent us from deploying new or different technologies that perform better or are available at a lower cost because of the additional economic costs and other impediments to change arising under the Motorola agreements. In addition, if Motorola manufactures, or elects to manufacture, the equipment utilizing the alternate technology that we elect to deploy, we must give Motorola the opportunity to supply 50% of our infrastructure requirements for the equipment utilizing the alternate technology for three years. If we utilize alternate equipment suppliers, it may limit our ability to obtain the most favorable volume pricing.

Furthermore, in connection with our handset supply agreement with Motorola, we committed to annually escalating handset purchases and certain pricing parameters for handsets linked to the volume of our purchases. If we do not meet the specified handset volume commitments, we would be required to pay an additional amount based on any shortfall of actual purchased handsets compared to the related annual volume commitment.

10.	Our current and future debt may limit our flexibility and increase our risk of default.

As of December 31, 2007, the book value of our long-term debt was $2,196.1 million, including $1,200.0 million of 3.125% convertible notes due 2012, $350.0 million of 2.75% convertible notes due 2025, $393.0 million for syndicated loan facilities in Mexico and Brazil, $172.3 million in obligations associated with the sale and leaseback of communication towers, $72.9 million in capital lease obligations and $7.9 million in spectrum license financing. We may incur additional debt in the future to provide funding for, among other things, capital expenditures and other costs relating to the expansion of our business, including the expansion of our existing networks or deployment of new network technologies, acquisitions of spectrum, other assets or businesses and for other corporate purposes as described below.

Our existing debt and debt we may incur in the future could:

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete and increasing our vulnerability to general adverse economic and industry conditions; and

•	limit our ability to obtain additional financing that we may need to fund future working capital, capital expenditures, product development, acquisitions or other corporate requirements.

Furthermore, certain of our financing agreements include covenants that impose restrictions on our business, and similar restrictions may be contained in future financing agreements. If we are subject to these restrictions, we may be unable to raise additional financing, compete effectively or take advantage of new business opportunities, which may affect our ability to generate revenues and profits. Examples of the types of covenants that may limit how we conduct business include those contained in the syndicated loan facilities to which Nextel Mexico and Nextel Brazil are parties that, among other things, restrict our ability to:

•	incur or guarantee additional indebtedness;

•	pay dividends and make other distributions;

•	prepay subordinated indebtedness;

•	make investments and other restricted payments;

•	enter into sale and leaseback transactions;

•	create liens;

•	sell assets; and

•	engage in transactions with affiliates.

These syndicated loan facilities also require Nextel Mexico and Nextel Brazil, as applicable, to maintain specified financial ratios and satisfy financial tests. If Nextel Mexico or Nextel Brazil are not able to meet the applicable ratios and satisfy other tests, or if we fail to comply with any of the other restrictive covenants noted above or that are contained in any other financing agreements, we will be in default with respect to one or more of the applicable financing agreements, which in turn may result in defaults under the remaining financing arrangements, giving our lenders the right to require us to repay all amounts then outstanding.

In addition, under the terms of the Nextel Brazil syndicated loan facility, we have pledged the shares of our Brazil operating entities to secure the obligations of Nextel Brazil under that facility. The grant of such a security interest may make it more difficult for Nextel Brazil to secure additional financing that it may require.

Furthermore, our business plans or the business environments in which we operate could change, which could require us to obtain additional funding including:

•	a decision by us to deploy new network technologies, in addition to the planned deployment in Peru, or to offer new communications services in one or more of our markets;

•	our expansion into new markets or further geographic expansion in our existing markets, including the construction of additional portions of our network; or

•	acquisitions of spectrum licenses, either through government sponsored auctions or through acquisitions of third parties, acquisitions of assets or businesses or other strategic transactions.

Our funding needs could also be affected by changes in economic conditions in any of our markets generally, or competitive practices in the mobile wireless telecommunications industry from those currently prevailing or from those now anticipated, or by other presently unexpected circumstances that may arise that have a material effect on the cash flow or profitability of our mobile wireless business. Any of these events or circumstances could involve significant additional funding needs in excess of the identified currently available sources, and could require us to raise additional capital to meet those needs.

Our ability to meet our existing or future debt obligations and to reduce our indebtedness will depend on our future performance and the other cash requirements of our business. Our performance, to a certain extent, is subject to general economic conditions and financial, business, political and other factors that are beyond our control. We cannot assure you that we will continue to generate cash flow from operations at or above current levels, that we will be able to meet our cash interest payments on all of our debt or that the related assets currently owned by us will continue to benefit us in the future.

In addition, we continue to assess opportunities to raise additional funding on attractive terms and conditions and at times that do not involve any of these events or circumstances and may do so if the opportunity presents itself. However, our ability to seek additional capital, if necessary, is subject to a variety of additional factors that we cannot presently predict with certainty, including:

•	the commercial success of our operations;

•	the volatility and demand of the capital markets; and

•	the future market prices of our securities.

If we are unable to generate cash flow from operations in the future to service our debt, we may try to refinance all or a portion of our debt. We cannot assure you that sufficient future borrowings will be available to pay or refinance our debt. In addition, upon the occurrence of certain kinds of change of control events, we may be required to repurchase or repay a significant portion of our outstanding debt. However, it is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase or repayment.

11.	Any modification or termination of our trademark license with Nextel Communications could increase our costs.

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

12.	If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our stock.

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

13.	We have significant intangible assets that may not generate adequate value to satisfy our obligations in the event of liquidation.

If we were liquidated, the value of our assets may not be sufficient to satisfy our obligations. We have a significant amount of intangible assets, primarily telecommunications licenses. The value of these licenses will depend mostly upon the success of our digital mobile network business and the growth of the SMR and wireless communications industries in general. Moreover, the transfer of licenses in liquidation would be subject to governmental or regulatory approvals that may not be obtained or that may adversely impact the value of such licenses. Our net tangible book value was $1,757.9 million as of December 31, 2007.

14.	Concerns about health risks associated with wireless equipment may reduce the demand for our services.

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

15.	Our forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.  Certain statements made in this annual report on Form 10-K are not historical or current facts, but deal with potential future circumstances and developments. They can be identified by the use of forward-looking words such as “believes,” “expects,” “intends,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy that involve risks and uncertainties. We caution you that these forward-looking statements are only predictions, which are subject to risks and uncertainties, including technical uncertainties, financial variations and changes in the regulatory environment, industry growth and trend predictions. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operation and results of our wireless communications business also may be subject to the effects of other risks and uncertainties in addition to the other qualifying factors identified in this Item, including, but not limited to:

•	our ability to meet the operating goals established by our business plan;

•	general economic conditions in the United States or in Latin America and in the market segments that we are targeting for our digital mobile services;

•	the political and social conditions in the countries in which we operate, including political instability, which may affect the economies of our markets and the regulatory schemes in these countries;

•	substantive terms of any international financial aid package that may be made available to any country in which our operating companies conduct business;

•	the impact of foreign exchange volatility in our markets as compared to the U.S. dollar and related currency depreciation in countries in which our operating companies conduct business;

•	reasonable access to and the successful performance of the technology being deployed in our service areas, and improvements thereon, including technology deployed in connection with the introduction of digital two-way mobile data or Internet connectivity services in our markets;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components at reasonable pricing to meet our service deployment and marketing plans and customer demand;

•	Motorola’s ability and willingness to provide handsets and related equipment and software applications or to develop new technologies or features for us, including the timely development and availability of new handsets with expanded applications and features;

•	the risk of deploying new technologies, including the potential need for additional funding, the risk that new services supported by the new technology will not attract enough subscribers to support the related costs of deploying or operating the new technology, the need to significantly increase our employee base and the potential distraction of management;

•	our ability to successfully scale our billing, collection, customer care and similar back-office operations to keep pace with customer growth, increased system usage rates and growth;

•	the success of efforts to improve and satisfactorily address any issues relating to our digital mobile network performance;

•	future legislation or regulatory actions relating to our SMR services, other wireless communication services or telecommunications generally;

•	the ability to achieve and maintain market penetration and average subscriber revenue levels sufficient to provide financial viability to our digital mobile network business;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular services and personal communications services;

•	market acceptance of our new service offerings;

•	our ability to access sufficient debt or equity capital to meet any future operating and financial needs; and

•	other risks and uncertainties described in this annual report on Form 10-K and from time to time in our other reports filed with the Securities and Exchange Commission.

Item 1B.  Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive and administrative offices are located in Reston, Virginia, where we lease about 45,200 square feet of office space under a lease expiring in January 2009. In addition, each of our operating companies own and lease office space and transmitter and receiver sites in each of the countries where they conduct business.

Each operating company leases transmitter and receiver sites for the transmission of radio service under various individual site leases. Most of these leases are for terms of five years or less, with options to renew. As of December 31, 2007, our operating companies had constructed sites at leased and owned locations for their digital mobile business, as shown below:

Number
Operating Company	of Sites

Nextel Mexico	2,371
Nextel Brazil	1,895
Nextel Argentina	683
Nextel Peru	418
Nextel Chile	42

Total	5,409

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

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

Executive Officers of the Registrant

The following people were serving as our executive officers as of February 20, 2008. These executive officers were elected to serve until their successors are elected. There is no family relationship between any of our executive officers or between any of these officers and any of our directors.

Steven M. Shindler, 45, has been a director on the board of NII Holdings since 1997, chief executive officer from 2000 until February 2008 and chairman of the board since November 12, 2002. In February 2008, he became executive chairman of NII Holdings. Mr. Shindler also served as executive vice president and chief financial officer of Nextel Communications from 1996 until 2000. From 1987 to 1996, Mr. Shindler was an officer with Toronto Dominion Bank, a bank where he was a managing director in its communications finance group.

Steven P. Dussek, 51, has been a director on the board of NII Holdings since 1999 and has been chief executive officer of NII Holdings since February 2008. Prior to joining NII Holdings, Mr. Dussek served as president and chief executive officer of Dobson Communications Corporation, a publicly traded wireless telecommunications company, from April 2005 until AT&T Wireless Services acquired Dobson Communications Corporation in November 2007. From 1999 to 2000, Mr. Dussek was the chief executive officer of NII Holdings and was the president and chief operating officer of NII Holdings from March 1999 until September 1999. From 1996 to 2002, Mr. Dussek served in various senior management positions with Nextel Communications, most recently as executive vice president and chief operating officer. From 1995 to 1996, Mr. Dussek served as vice president and general manager of the northeast region for the PCS division of AT&T Wireless Services. From 1993 to 1995, Mr. Dussek served as senior vice president and chief operating officer of Paging Networks, Inc., a paging company.

Lo van Gemert, 53, has been the president and chief operating officer of NII Holdings since 1999. Mr. van Gemert served as senior vice president of Nextel Communications from 1999 until 2000 and as president of the north region of Nextel Communications from 1996 until 1999. Before joining Nextel Communications in 1996, Mr. van Gemert served as executive vice president at Rogers Cantel, Inc., a wireless operator in Canada. From 1980 to 1994, Mr. van Gemert held various senior management positions, domestically and overseas, at Sony Corporation and Bellsouth Corporation.

Gokul Hemmady, 47, has been the vice president and chief financial officer of NII Holdings since June 2007. From June 1998 to June 2007, Mr. Hemmady served in various positions with ADC Telecommunications, Inc., a provider of global network infrastructure products and services, including as vice president and chief financial officer from August 2003 through June 2007, as vice president and treasurer from June 1998 through August 2003 and as controller from May 2002 through August 2003. Mr. Hemmady joined ADC as assistant treasurer in October 1997. Prior to 1997, he was employed by U.S. West International, a communications service provider, where he served as director of international finance.

Gary D. Begeman, 49, has been the vice president and general counsel of NII Holdings since February 2007 having joined NII Holdings as vice president and deputy general counsel in November 2006. From 2003 through 2006, he served as senior vice president and deputy general counsel of Sprint Nextel Corporation and was a vice president of Nextel Communications, Inc. prior to its merger with Sprint. From 1999 through 2003, he was senior vice president and general counsel of XO Communications, Inc. From 1997 to 1999, Mr. Begeman was vice president and deputy general counsel of Nextel Communications, Inc. From 1991 until he joined Nextel, Mr. Begeman was a partner with the law firm of Jones, Day, Reavis & Pogue.

John McMahon, 43, has been our vice president of business operations since joining NII Holdings in 1999. Prior to that, Mr. McMahon served as vice president of finance and business operations, north region, for Nextel Communications from 1997 to 1999, and as director of finance for the mid-Atlantic region from 1995 to 1997.

Alan Strauss, 48, has been our vice president and chief technology and engineering officer since 2001. From 1998 until 2001, Mr. Strauss was the vice president and general manager of Nextel Communication’s strategic business operations group. From 1994 to 1998, Mr. Strauss held various positions with Nextel Communications.

Gregory J. Santoro, 45, has been our vice president and chief marketing and strategy officer since February 2007. From 2000 until 2006, Mr. Santoro was the vice president of products and services at Nextel Communications, Inc. and most recently as the vice president of product innovation at Sprint Nextel Corporation. Before Nextel, Mr. Santoro served as the vice president of internet services at Bellsouth.net where he was responsible for launching Bellsouth’s narrowband and broadband internet services.

Daniel E. Freiman, 36, has been our vice president and controller since April 2005. Mr. Freiman was our director of investor relations from June 2004 to April 2005, director of external financial reporting from November 2002 to June 2004 and senior manager of external financial reporting from September 2000 to November 2002. Prior to September 2000, he was a manager in the audit practice of PricewaterhouseCoopers LLP in Washington, D.C.

Catherine E. Neel, 47, has been our vice president, treasurer and assistant secretary since November 2002. From 1999 to 2002, Ms. Neel was the assistant treasurer of NII Holdings. Prior to 1999, Ms. Neel held various management positions with Bellsouth Corporation and was in public accounting with Arthur Andersen LLP.

Jose Felipe, 57, has held several positions since joining NII Holdings in 1998. Since January 2008, he has served as a vice president of NII Holdings. From February 2003 through December 2007, he was the president of Nextel Mercosur, managing our operations in Argentina, Brazil and Chile. From 1999 to 2003, he served as the president of Nextel Cono Sur which managed our operations in Argentina and Chile. From 1998 to 1999, Mr. Felipe was our vice president — Latin America. From 1991 to 1998, Mr. Felipe held various senior management positions with AT&T Corp., most recently as the president and chief executive officer of the Puerto Rico and Virgin Islands region and as the vice president of emerging markets of the Latin American region.

Peter A. Foyo, 42, has served as president of Nextel Mexico since 1998. From 1988 to 1998, Mr. Foyo held various senior management positions with AT&T Corp., including corporate strategy director of Alestra, S.A. de C.V., a joint venture between AT&T and a local Mexican partner, and president of AT&T Argentina.

Sergio Borges Chaia, 42, has served as president and chief executive officer of Nextel Brazil since January 2007. From 1996 until he joined Nextel Brazil in 2007, Mr. Chaia held various management positions with Sodexho Pass Brazil, including president, chief executive officer and managing director.

Ruben Butvilofsky, 55, has served as president of Nextel Argentina since August 2005. From 1998 to August 2005, Mr. Butvilofsky served as Nextel Argentina’s vice president of commercial operations. Prior to joining Nextel Argentina, Mr. Butvilofsky was the sales director of Liberty ART, a subsidiary of Liberty Mutual, in their Argentina operations. Before joining Liberty ART, he was a direct sales manager for Bellsouth (Movicom) and an indirect channel manager for IBM Argentina.

Miguel E. Rivera, 55, has served as president of Nextel Peru since 2000. Previously, Mr. Rivera was the general manager of the Lima Stock Exchange from 1999 to 2000. From 1986 to 1998, Mr. Rivera held various executive positions with IBM, most recently as general manager of Manufacturing Industry, IBM Latin America.

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

	Price Range of
	Common Stock
	High	Low

2006
First Quarter	$59.34	$42.80
Second Quarter	67.18	44.45
Third Quarter	63.34	48.03
Fourth Quarter	69.94	61.22
2007
First Quarter	$76.35	$60.53
Second Quarter	82.91	74.19
Third Quarter	90.43	64.40
Fourth Quarter	83.44	42.50

2.	Number of Stockholders of Record

As of February 20, 2008, there were approximately 15 holders of record of our common stock, including the Depository Trust Corporation, which acts as a clearinghouse for multiple brokerage and custodial accounts.

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

On May 29, 2007, our Board of Directors authorized, and we announced, a program to repurchase shares of our common stock for cash. The Board of Directors approved the repurchase of shares having an aggregate market value of up to $500.0 million, depending on market conditions and other factors. Although the program was not initiated with a specific end date, as of December 31, 2007, we had used $500.0 million in cash, plus $0.1 million in commissions, in connection with the purchase of our common stock, which completed the program. The following table presents details of our repurchases during the three months ended December 31, 2007:

				Approximate Dollar
			Total Number of	Value of Shares That
			Shares Purchased as	May Yet Be
	Total Number of	Average Price	Part of Publicly	Purchased Under the
Period	Shares Purchased	Per Share	Announced Plan	Plan

October 1, 2007 – October 31, 2007	—	$—	—	$170,040,270
November 1, 2007 – November 30, 2007	1,788,950	53.03	1,788,950	75,288,193
December 1, 2007 – December 31, 2007	1,568,868	51.79	1,568,868	—

Total	3,357,818	52.35	3,357,818	$—

On January 7, 2008, we announced that our Board of Directors authorized us to purchase up to an additional $500.0 million in value of our common stock under a new stock repurchase program.

Performance Graph

The following graph presents the cumulative total stockholder return on our common stock from our listing on the Over-the-Counter Bulletin Board on November 20, 2002 and our move to the Nasdaq National Market on February 28, 2003 until July 3, 2006 and the Nasdaq Global Select Market through December 31, 2007. This graph also compares our common stock to the cumulative total stockholder return on the Nasdaq 100 Index, the common stock of America Movil, S.A. de C.V. and Millicom International Cellular S.A. The graph assumes an initial investment of $100 in our common stock on November 20, 2002 and in each of the comparative indices or peer issuers, and that all dividends were reinvested.

Index	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007

NII Holdings	$100.00	$635.15	$1,211.49	$2,230.47	$3,290.55	$2,467.40
Nasdaq 100	$100.00	$149.61	$163.81	$165.82	$177.10	$210.18
America Movil	$100.00	$190.39	$364.55	$611.28	$944.71	$1,282.52
Millicom International	$100.00	$1,310.86	$1,702.62	$2,010.49	$4,617.23	$8,834.46

Item 6.	Selected Financial Data

The financial information presented below for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 has been derived from our audited consolidated financial statements. Our consolidated financial statements as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. Our audited consolidated financial statements as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 are included at the end of this annual report on Form 10-K. This information is only a summary and should be read together with our consolidated historical financial statements and management’s discussion and analysis appearing elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)

Consolidated Statement of Operations Data:
Operating revenues
Service and other revenues	$3,184,696	$2,279,922	$1,666,613	$1,214,837	$895,615
Digital handset and accessory revenues	111,599	91,418	79,226	65,071	43,072

	3,296,295	2,371,340	1,745,839	1,279,908	938,687

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	879,679	617,669	464,651	365,982	266,709
Cost of digital handset and accessory sales	415,015	311,307	251,192	207,112	134,259

	1,294,694	928,976	715,843	573,094	400,968
Selling, general and administrative	1,077,893	780,373	545,235	358,076	290,712
Depreciation	289,897	194,817	123,990	84,139	49,127
Amortization	14,727	7,405	6,142	14,236	30,374

Operating income	619,084	459,769	354,629	250,363	167,506
Interest expense, net	(128,733)	(89,379)	(72,470)	(55,113)	(64,623)
Interest income	67,429	51,057	32,611	12,697	10,864
Foreign currency transaction gains, net	19,008	3,557	3,357	9,210	8,856
Debt conversion expense	(26,429)	(5,070)	(8,930)	—	—
(Loss) gain on extinguishment of debt, net	—	—	—	(79,327)	22,404
Other expense, net	(1,914)	(6,000)	(8,621)	(2,320)	(12,166)

Income before income tax provision and cumulative effect of change in accounting principle	548,445	413,934	300,576	135,510	132,841
Income tax provision	(170,027)	(119,444)	(125,795)	(79,191)	(51,627)

Income before cumulative effect of change in accounting principle	378,418	294,490	174,781	56,319	81,214
Cumulative effect of change in accounting principle, net of income taxes of $11,898 in 2004	—	—	—	970	—

Net income	$378,418	$294,490	$174,781	$57,289	$81,214

Income before cumulative effect of change in accounting principle per common share, basic	$2.27	$1.91	$1.19	$0.40	$0.64
Cumulative effect of change in accounting principle per common share, basic	—	—	—	0.01	—

Net income per common share, basic	$2.27	$1.91	$1.19	$0.41	$0.64

Income before cumulative effect of change in accounting principle per common share, diluted	$2.11	$1.67	$1.06	$0.39	$0.59
Cumulative effect of change in accounting principle per common share, diluted	—	—	—	0.01	—

Net income per common share, diluted	$2.11	$1.67	$1.06	$0.40	$0.59

Weighted average number of common shares outstanding, basic	166,749	154,085	146,336	139,166	126,257

Weighted average number of common shares outstanding, diluted	184,256	184,282	176,562	145,015	140,106

	December 31,
	2007	2006	2005	2004	2003
			(in thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,370,165	$708,591	$877,536	$330,984	$405,406
Short-term investments	241,764	—	7,371	38,401	—
Property, plant and equipment, net	1,853,082	1,389,150	933,923	558,247	368,434
Intangible assets, net	410,447	369,196	83,642	67,956	85,818
Total assets	5,436,736	3,297,678	2,620,964	1,491,280	1,128,436
Long-term debt, including current portion	2,266,517	1,155,736	1,172,958	603,509	536,756
Stockholders’ equity	2,168,373	1,346,480	811,401	421,947	217,770

Ratio of Earnings to Fixed Charges:

2007	2006		2005		2004		2003

4.15x	4.05	x	3.80	x	2.88	x	2.55x

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

Reclassifications.  We have reclassified spectrum license fees from selling, general and administrative expenses to cost of service for the years ended December 31, 2005, 2004 and 2003 to conform to our current year presentation.

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

In July 2007, we accepted the tender of 99.99% of the $300.0 million in outstanding principal amount of our 2.875% convertible notes under a tender offer that expired on July 23, 2007. In connection with this tender offer, we issued 11,268,103 shares of our common stock and paid to the holders of the tendered notes an aggregate cash premium of $25.5 million, $1.0 million in direct external costs and accrued and unpaid interest of $4.2 million. We recorded the $25.5 million in cash consideration and $1.0 million in direct external costs as debt conversion expense in our consolidated statement of operations.

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

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. Executive Overview	40
B. Results of Operations	49
1. Year Ended December 31, 2007 vs. Year Ended December 31, 2006	50
a. Consolidated	50
b. Nextel Mexico	54
c. Nextel Brazil	57
d. Nextel Argentina	60
e. Nextel Peru	62
f. Corporate and other	64
2. Year Ended December 31, 2006 vs. Year Ended December 31, 2005	65
a. Consolidated	65
b. Nextel Mexico	68
c. Nextel Brazil	71
d. Nextel Argentina	73
e. Nextel Peru	75
f. Corporate and other	77
C. Liquidity and Capital Resources	78
D. Future Capital Needs and Resources	79
E. Effect of Inflation and Foreign Currency Exchange	83
F. Effect of New Accounting Standards	83
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	84

Introduction

The following is a discussion and analysis of:

•	our consolidated financial condition for the years ended December 31, 2007 and 2006 and our consolidated results of operations for the years ended December 31, 2007, 2006 and 2005; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.

You should read this discussion in conjunction with our quarterly reports on Form 10-Q for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007, including but not limited to, the discussion regarding our critical accounting judgments, as described below. Historical results may not indicate future performance. See “Item 1A. Risk Factors” for risks and uncertainties that may impact our future performance.

A.	Executive Overview

Business Overview

We provide digital wireless communication services, primarily targeted at meeting the needs of customers who use our services in their businesses and individuals that have medium to high usage patterns, both of whom value our multi-function handsets, including our Nextel Direct Connect feature, and our high level of customer service. We provide these services through operating companies located in selected Latin American markets, with our principal operations located in major business centers and related transportation corridors of Mexico, Brazil, Argentina and Peru. In addition, we offer our digital services on a limited basis in Santiago, Chile. The markets we serve are generally characterized by high population densities in major urban and suburban centers, which we refer to as major business centers, and where we believe there is a concentration of the country’s business users and economic activity. We believe that vehicle traffic congestion, low wireline service penetration and the expanded coverage of wireless networks in these major business centers encourage the use of the mobile wireless communications services that we offer.

Our digital mobile networks support multiple digital wireless services, including:

•	mobile telephone service, including advanced calling features such as speakerphone, conference calling, voice-mail, call forwarding and additional line service;

•	Nextel Direct Connect® service, which allows subscribers anywhere on our network to talk to each other instantly, on a “push-to-talk” basis, private one-to-one call or group call;

•	International Direct Connect® service, together with Sprint Nextel Corporation and TELUS Corporation, which allows subscribers to communicate instantly across national borders with our subscribers in Mexico, Brazil, Argentina, Peru and Chile, with Sprint Nextel Corporation subscribers using compatible handsets in the United States and, except for our customers in Chile, with TELUS subscribers using compatible handsets in Canada;

•	mobile internet services, text messaging services, e-mail services including Blackberrytm services, location-based services, which include the use of Global Positioning System (GPS) technologies, digital media services and advanced Javatm enabled business applications, which are generally marketed as “Nextel Onlinesm” services; and

•	international roaming capabilities, which are marketed as “Nextel Worldwidesm” services.

Our principal objective is to grow our business in selected markets in Latin America by providing differentiated wireless communications services that are valued by our customers, while improving our profitability and cash flow over the long term. We plan to continue to expand the coverage and/or capacity of our networks in our existing markets and increase our existing subscriber base while managing our costs in a manner designed to support that growth and improving our operating results. We will seek to add subscribers at rates and other terms that reflect the competitive conditions in our markets while seeking to minimize any negative impact on our consolidated financial performance.

We may also explore financially attractive opportunities to expand our network coverage in areas that we do not currently serve. Based on market data that continues to show lower wireless penetration in our markets relative to other regions of the world and our current market share in those markets, we believe that we can continue to generate growth in our subscriber base and revenues while improving our profitability and cash flow over the long term, notwithstanding the more intense competition that has recently been experienced in some of our markets.

Although certain Latin American markets have been historically volatile, the Latin American markets in which we operate have been relatively more stable compared to historical periods.

We believe that the wireless communications industry in the markets in which we operate has been and will continue to be highly competitive on the basis of price, the types of services offered, the diversity of handsets offered and quality of service. In each of our markets, we compete with at least two large, well-capitalized competitors with substantial financial and other resources. Some of these competitors have the ability to offer bundled telecommunications services that include local, long distance and data services, and can offer a larger variety of handsets with a wide range of prices, brands and features. Although competitive pricing and variety and pricing of handsets are often important factors in a customer’s decision making process, we believe that the users who primarily make up our targeted customer base are also likely to base their purchase decisions on quality of service and customer support, as well as on the availability of differentiated features and services, like our Direct Connect services, that make it easier for them to communicate quickly, efficiently and economically.

The key components of our strategy are as follows:

Focusing on Major Business Centers in Key Latin American Markets.  We operate primarily in large urban markets, including five of the six largest cities in Latin America, which have a concentration of medium to high usage business customers and consumers. We target these markets because we believe they have favorable long-term growth prospects for our wireless communications services while offering the cost benefits associated with providing services in more concentrated population centers. In addition, the cities in which we operate account for a high proportion of total economic activity in each of their respective countries and provide us with a large potential market without the need to build out nationwide wireless coverage. We believe that there are significant opportunities for growth in these markets due to the high demand for wireless communications services and the large number of potential customers within our targeted customer groups.

Targeting High Value Customers.  Our main focus is on customers who purchase services under contract who primarily use our services in their businesses and individuals that have medium to high usage patterns, both of whom value our multi-function handsets, including our Nextel Direct Connect feature and our high level of customer service. In our current customer base, our typical customer has between 3 and 30 handsets, and some of our largest customers have over 500 handsets; however, new customers that we are acquiring generally have a lower number of handsets per customer.

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

Delivering Superior Customer Service.  In addition to our unique service offerings, we seek to further differentiate ourselves by generally providing a higher level of customer service than our competitors. We work proactively with our customers to match them with service plans offering greater value based on their usage patterns. After analyzing customer usage and expense data, we strive to minimize a customer’s per minute costs while increasing overall usage of our array of services, thereby providing higher value to our customers while increasing our monthly revenues. This goal is also furthered by our efforts during and after the sales process to educate customers about our services, multi-function handsets and rate plans. In addition, we have implemented proactive customer retention programs to increase customer satisfaction and retention.

Selectively Expanding our Service Areas.  We believe that we have significant opportunities to grow through selective expansion of our service into additional areas in some of the countries in which we currently operate. Such expansion may involve building out certain areas in which we already have spectrum, obtaining additional 800 MHZ spectrum in new areas which would enable us to expand our network service areas, and further developing our business in key urban areas. In addition, we may consider selectively expanding into other Latin American countries where we do not currently operate. As a result of acquiring additional spectrum in Mexico in 2005, we launched a plan under which we significantly expanded our service areas in Mexico. We also expanded coverage of our network in Brazil under that plan. In the second quarter of 2007, we decided to develop plans to further expand significantly our service areas in Brazil and Chile. See “Capital Expenditures” for a discussion of the factors that drive our capital spending.

Preserving the iDEN Opportunity.  The iDEN networks that we operate allow us to offer differentiated services like Direct Connect while offering high quality voice telephony and innovative data services. The iDEN technology is unique in that it is the only widespread, commercially available digital technology that operates on non-contiguous spectrum, which is important to us because much of the spectrum that our operating companies hold in each of the markets we serve is non-contiguous. Because Motorola is the sole supplier of iDEN technology, we are dependent on Motorola’s support of the evolution of the iDEN technology and of the development of new features, functionality and handset models. Sprint Nextel Corporation is the largest customer of Motorola with respect to iDEN technology and, in the past, has provided significant support with respect to new product development for that technology. Sprint Nextel Corporation has announced plans to migrate Nextel’s push-to-talk services to a next generation CDMA network platform, which we believe has contributed to a recent decline in Motorola’s support for the development of new iDEN handset models. As a result, we have entered into arrangements with Motorola that are designed to provide us with a continued source of iDEN network equipment and handsets in an environment in which Sprint Nextel’s purchases and support of future development of that equipment may decline. Specifically, in September 2006, we entered into agreements to extend our relationship with Motorola for the supply of iDEN handsets and iDEN network infrastructure through December 31, 2011. Under these agreements, Motorola agreed to maintain an adequate supply of the iDEN handsets and equipment used in our business for the term of the agreement and to continue to invest in the development of new iDEN devices and infrastructure features. In addition, we agreed to annually escalating handset volume purchase commitments and certain pricing parameters for handsets and infrastructure linked to the volume of our purchases. If we do not meet the specified handset volume commitments, we would be required to pay an additional amount based on any shortfall of actual purchased handsets compared to the related annual volume commitment.

Planning for the Future.  Another key component in our overall strategy is to expand and improve the innovative and differentiated services we offer and evaluate the technologies necessary to provide those services. One such initiative is to develop and offer a broader range of data services on our networks and to evaluate the feasibility of offering next generation voice and broadband data services in the future. This focus on offering innovative and differentiated services requires that we continue to invest in, evaluate and, if appropriate, deploy new services and enhancements to our existing services as well as, in some cases, consider and pursue acquisitions of assets that include spectrum licenses to deploy these services, including in auctions of newly available spectrum and through acquisitions of existing spectrum rights. During 2006, we purchased licenses to use other radio spectrum bands in Mexico and Peru. In addition, in July 2007, we were awarded a nationwide license of 35 MHz of 1.9 GHz spectrum in Peru for a term of 20 years through a governmental auction process that requires us to deploy new digital network technology within specified timeframes throughout Peru, including in areas that we do not currently serve. We are in the process of acquiring licenses to use other radio spectrum bands in Argentina and Peru, pending regulatory approval. The licenses relating to the newly acquired spectrum outside the 800MHz band generally provide for nationwide rights to utilize a significant block of contiguous spectrum that may support the future deployment of new network technologies and services. As part of our ongoing assessment of our ability to meet our customers’ current and future needs, we continually review alternate technologies to assess their technical performance, cost and functional capabilities. These reviews may involve the deployment of the technologies under consideration on a trial basis in order to evaluate their capabilities and market demand for the supported services. We will deploy a new technology beyond the minimum levels required by the terms of our spectrum licenses only if it is warranted by expected customer demand and when the anticipated benefits of services supported by the new technology outweigh the costs of providing those services. Our decision whether and how to deploy alternative technologies, as well as our choice of alternative technologies, would likely be affected by a number of factors, including the types of features and services supported by the technology and our assessment of the demand for those features and services, the availability and pricing of related equipment and our need to continue to support iDEN-based services for our existing customer base either on an ongoing or transitional basis.

We refer to our operating companies by the countries in which they operate, such as Nextel Mexico, Nextel Brazil, Nextel Argentina, Nextel Peru and Nextel Chile. See “Item 1A. Risk Factors” for information on risks and uncertainties that could affect the above objectives.

Digital Handsets in Commercial Service

The table below provides an overview of our total digital handsets in commercial service in the countries indicated as of December 31, 2007 and 2006. For purposes of the table, digital handsets in commercial service represent all digital handsets with active customer accounts on the digital mobile networks in each of the listed countries.

	Mexico	Brazil	Argentina	Peru	Chile	Total
	(handsets in thousands)

Digital handsets in commercial service — December 31, 2006	1,544	899	651	345	1	3,440
Net subscriber additions	596	391	161	132	9	1,289

Digital handsets in commercial service — December 31, 2007	2,140	1,290	812	477	10	4,729

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

Mexican Commitment

Nextel Mexico is a party to a telecommunications services agreement under which it committed to purchase a minimum amount of specified types of interconnection services over a two-year period ending December 31, 2007. During the third quarter of 2007, we determined it was probable that Nextel Mexico would not meet its purchase commitment under this agreement. As a result, Nextel Mexico recorded a $2.5 million charge related to this potential shortfall. In December 2007, Nextel Mexico negotiated an extension of this agreement which reduced its purchase commitment for 2007 and extended the contract for services through December 2011. Since the reduced commitment for services was met in 2007, Nextel Mexico reversed the $2.5 million charge for the estimated potential shortfall in its commitment. While the amended agreement does not contain any commitment to purchase a specific value of services from the vendor, it does require that Nextel Mexico use the vendor’s interconnection services to terminate a specified percentage of Nextel Mexico’s interconnected traffic.

Brazilian Commitments

In December 2007, in connection with the 1.9 GHz spectrum auctions in Brazil, Nextel Brazil obtained $53.8 million in letters of credit to secure its participation in the auctions. Since Nextel Brazil did not obtain spectrum in these auctions, it does not have any obligations under these letters of credit. However, these letters of credit are available through April 2008.

Brazilian Contingencies

Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes and import duties based on the classification of equipment and services. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil’s petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil is also disputing various other claims. As a result of the expiration of the statute of limitations for certain contingencies, during the years ended December 31, 2007, 2006 and 2005, Nextel Brazil reversed $10.6 million, $9.2 million and $6.5 million, respectively, in accrued liabilities, of which we recorded $4.5 million, $4.4 million and $3.2 million, respectively, as a reduction to operating expenses and the remainder to other income, which represented monetary corrections. Monetary corrections are specific indexation factors under Brazilian law that are used to restore the real economic value of tax and other contingent obligations in local Brazilian currency after taking into consideration the effects of inflation.

As of December 31, 2007 and 2006, Nextel Brazil had accrued liabilities of $20.2 million and $24.7 million, respectively, related to contingencies, all of which were classified in accrued contingencies reported as a component of other long-term liabilities. Of the total accrued liabilities as of December 31, 2007 and 2006, Nextel Brazil had $10.8 million and $18.0 million in unasserted claims, respectively. We currently estimate the range of reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be between $219.7 million and $223.7 million as of December 31, 2007. We are continuing to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and estimable.

Argentine Contingencies

As of December 31, 2007 and 2006, Nextel Argentina had accrued liabilities of $32.2 million and $29.4 million, respectively, related primarily to local turnover taxes, universal service tax and local government claims, all of which were classified in accrued contingencies and accrued non-income taxes reported as components of accrued expenses and other.

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

In August 2006, Nextel Argentina filed a lawsuit against the city of Buenos Aires to pursue the reimbursement of the $18.8 million paid under protest in April 2006. Subsequent to this payment, Nextel Argentina paid $4.2 million, plus interest, under protest from April 2006 through December 2006 related to this tax.

In December 2006, the city of Buenos Aires issued new laws, which Nextel Argentina believes support its position that it should be taxed at the general 3% rate and not at the 6% cellular rate. Beginning in January 2007, Nextel Argentina determined that it would continue to pay the 3% general turnover tax rate and would continue with its efforts to obtain reimbursement of amounts previously paid under protest, but would discontinue its prior practice of accruing for the incremental difference in the cellular rate.

In March 2007, Nextel Argentina filed an administrative claim to recover the amounts paid under protest from April 2006 through December 2006. In November 2007, Nextel Argentina received a $4.2 million tax refund, plus interest, as the result of a resolution issued by the tax authorities of the city of Buenos Aires with respect to the amounts paid from April 2006 through December 2006 relating to this tax. Nextel Argentina believes that the tax refund clarifies and confirms the 3% general turnover tax rate. The resolution also indicated that the city of Buenos Aires will defer the decision of the pending lawsuit to pursue the reimbursement of the $18.8 million paid under protest in April 2006. In addition, Nextel Argentina unconditionally and unilaterally committed to donate $3.4 million to charitable organizations.

Similarly, one of the provincial governments in another one of the markets where Nextel Argentina operates also increased their turnover tax rate from 4.55% to 6% of revenues for cellular companies. Nextel Argentina continues to pay the turnover tax in this province at the existing rate and accrues a liability for the incremental difference in the rate on interconnect revenues. As of December 31, 2007 and 2006, Nextel Argentina accrued $6.8 million and $5.1 million, respectively, for local turnover taxes in this province, which are included as components of accrued expenses and other.

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

As a result of various events, during 2005, Nextel Argentina accrued for the maximum liability due to customers for amounts billed during all periods ending December 31, 2005, plus interest. Nextel Argentina continued accruing the higher amount during the first quarter of 2006 while maintaining its position that there is no basis for this reimbursement to customers. As of April 1, 2006, Nextel Argentina changed its rate plan structure, which eliminated all other charges and any further contingencies related to this tax. In April 2006, Nextel Argentina filed a judicial claim against the legislation passed in May 2005, which is currently pending. As of December 31, 2007 and 2006, the accrual for the liability to Nextel Argentina’s customers was $7.7 million and $6.9 million, respectively, which is included as a component of accrued expenses and other.

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

The SEC has defined a company’s critical accounting policies as those that are most important to the portrayal of the company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results. For additional information, see Note 1 to our consolidated financial statements included at the end of this annual report on Form 10-K.

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

Allowance for Doubtful Accounts.  We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimated losses. Our methodology for determining our allowance for doubtful accounts receivable requires significant estimates. Since we have over one million accounts, it is impracticable to review the collectibility of all individual accounts when we determine the amount of our allowance for doubtful accounts receivable each period. Therefore, we consider a number of factors in establishing the allowance on a market-by-market basis, including historical collection experience, current economic trends, estimates of forecasted write-offs, agings of the accounts receivable portfolio and other factors. While we believe that the estimates we use are reasonable, actual results could differ from those estimates.

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

However, because governmental authorities have discretion as to the grant or renewal of licenses, our licenses may not be renewed, which could have a significant impact on our estimated useful lives, or we may be required to pay significant renewal fees. This would affect our results of operations in the future.

Asset Retirement Obligations.  We record an asset retirement obligation, or ARO, and an associated asset retirement cost, or ARC, when we have a legal obligation in connection with the retirement of tangible long-lived assets. We have certain legal obligations, conditional and otherwise, related to network infrastructure, principally tower and related assets and certain administrative facilities. These legal obligations include obligations to, at the end of the lease, remove our network infrastructure and administrative assets from the leased space where these assets are located. Estimating this obligation requires us to make certain assumptions that are highly judgmental in nature. The significant assumptions used in estimating our asset retirement obligations include the following: the probability that our assets with asset retirement obligations will be removed at the lessor’s directive; expected settlement dates that coincide with lease expiration dates plus estimates of lease extensions; removal costs that are indicative of what third party vendors would charge us to remove the assets; expected inflation rates that are consistent with historical inflation rates; and credit-adjusted risk-free rates that approximate our incremental borrowing rates. We review these assumptions to ensure that the estimates are reasonable. Any change in the assumptions used could significantly affect the amounts recorded. Over time, we accrete the ARO to its future value, and depreciate the ARC over the estimated useful life of the related asset. Upon settlement of the ARO, we will extinguish the obligation for its recorded amount and incur a gain or loss if the actual obligation is different from the recorded amount.

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

On January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, “Shared-Based Payment,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and directors, including stock options and restricted stock. We used the modified prospective transition method and therefore did not restate our prior period’s results. Share-based compensation expense recognized in our consolidated statement of operations for the years ended December 31, 2007 and 2006 includes compensation expense for share-based awards granted (i) prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, and (ii) subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

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

Each year we confer with an independent consulting firm with expertise in valuing employee stock options to review our assumptions, methodology and calculations. The assumptions we use in the Black-Scholes Model represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. Consequently, there is a risk that our estimates of the fair values of our stock option awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock option awards in the future. Certain stock option awards may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from the stock option awards that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. Additionally, application of alternative assumptions could produce significantly different estimates of the fair value of stock option awards and consequently, the related amounts recognized in the consolidated statements of operations. Currently, there is no other practical application to verify the reliability and accuracy of the estimates from option-pricing valuation models such as Black-Scholes. Although the fair value of stock option awards is determined in accordance with SFAS 123R and Staff Accounting Bulletin Topic 14, or SAB 107, using the Black-Scholes Model, the fair value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. Because stock options granted to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, we believe that the existing models, including the Black-Scholes model, do not necessarily provide a reliable single measure of the fair value of the stock options.

Income Taxes.  We account for income taxes using the asset and liability method, under which we recognize deferred income taxes for the tax consequences attributable to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, as well as for tax loss carryforwards and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable or settled. We recognize the effect on deferred taxes of a change in tax rates in income in the period that includes the enactment date. We provide a valuation allowance against deferred tax assets if, based upon the weight of available evidence, we do not believe it is “more-likely-than-not” that some or all of the deferred tax assets will be realized. We report remeasurement gains and losses related to deferred tax assets and liabilities in our income tax provision.

Historically, a substantial portion of our deferred tax asset valuation allowance related to deferred tax assets that, if realized, would not result in a benefit to our income tax provision. In accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” or SOP 90-7, we recognize decreases in the valuation allowance existing at the reorganization date first as a reduction in the carrying value of intangible assets existing at the reorganization date of October 31, 2002 and then as an increase to paid-in capital. As of December 31, 2004, we reduced to zero the carrying value of our intangible assets existing at the reorganization date. As of December 31, 2007, due to satisfying the more-likely-than-not criteria in Brazil, we substantially reduced the amount of our deferred tax asset valuation allowance that existed at the reorganization date by increasing paid-in capital. We will record the future decreases, if any, of the valuation allowance existing on the reorganization date as an increase to paid-in capital. We will record decreases, if any, of the post-reorganization valuation allowance as a benefit to our income tax provision. Using a “with-and-without” method, in accordance with SFAS 123R, we recognize decreases in the valuation allowance attributable to the excess tax benefits resulting from the exercise of employee stock options as an increase to paid-in capital. In each market and in the U.S., we recognize decreases in the valuation allowance first as a decrease in the remaining valuation allowance that existed as of the reorganization date, then as a decrease in any post-reorganization valuation allowance, and finally as a decrease of the valuation allowance associated with stock option deductions.

Realization of deferred tax assets in any of our markets depends on continued future profitability in these markets. Our ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, technology trends, political uncertainties, competitive pressures and other factors beyond management’s control. If our operations continue to demonstrate profitability, we may further reverse additional deferred tax asset valuation allowance balances during 2008. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our foreign and U.S. companies throughout 2008 to determine the appropriate level of valuation allowances.

During the fourth quarter of 2007, we changed our historic position regarding the repatriation of foreign earnings back to the United States. Historically, we have not recorded any U.S. Federal, state or foreign tax provision on the undistributed earnings of our foreign subsidiaries other than income that has been previously taxed in the U.S. under the subpart F rules, as it has been our intention to indefinitely reinvest such undistributed earnings outside of the United States. In the fourth quarter of 2007, we provided a $69.6 million provision for U.S. Federal, state and foreign taxes on future remittances to the U.S. of certain undistributed earnings (other than income that has been previously taxed in the U.S. under the subpart F rules) of our Argentine and Mexican subsidiaries. Other than this $69.6 million provision, at this time, it remains our intention to indefinitely reinvest all other undistributed earnings of our foreign subsidiaries outside the United States. Should additional amounts of our foreign subsidiaries’ undistributed earnings be remitted to the U.S. as dividends, we may be subject to additional U.S. income taxes (net of allowable foreign tax credits) and foreign withholding taxes.

We are subject to income taxes in both the United States and the non-U.S. jurisdictions in which we operate. Certain of our entities are under examination by the relevant taxing authorities for various tax years. We regularly assess the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. We have only recorded financial statement benefits for tax positions which we believe reflect the “more-likely-than-not” criteria of Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” or FIN 48. We have also established income tax reserves in accordance with FIN 48 where necessary. Once a financial statement benefit for a tax position is recorded or a tax reserve is established, we adjust it only when there is more information available or when an event occurs necessitating a change. While we believe that the amount of the recorded financial statement benefits and tax reserves reflect the FIN 48 more-likely-than-not criteria, it is possible that the ultimate outcome of current or future examinations may result in a reduction to the tax benefits previously recorded on our consolidated financial statements or may exceed the current income tax reserves in amounts that could be material.

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

Cost of revenues primarily includes the cost of providing wireless service and the cost of digital handset and accessory sales. Cost of providing service consists largely of costs of interconnection with local exchange carrier facilities and direct switch and transmitter and receiver site costs, including property taxes, expenses related to our handset maintenance programs, insurance costs, utility costs, maintenance costs, spectrum license fees and rent for the network switches and transmitter sites used to operate our digital mobile networks. Interconnection costs have fixed and variable components. The fixed component of interconnection costs consists of monthly flat-rate fees for facilities leased from local exchange carriers, primarily for circuits required to connect our transmitter sites to our network switches and to connect our switches. The variable component of interconnection costs, which fluctuates in relation to the volume and duration of wireless calls, generally consists of per-minute use fees charged by wireline and wireless providers for wireless calls from our digital handsets terminating on their networks. Cost of digital handset and accessory sales consists largely of the cost of the handset and accessories, order fulfillment and installation-related expenses, as well as write-downs of digital handset and related accessory inventory for shrinkage or obsolescence.

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

1.	Year Ended December 31, 2007 vs. Year Ended December 31, 2006

a.	Consolidated

		% of		% of
	Year Ended	Consolidated	Year Ended	Consolidated	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2007	Revenues	2006	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$3,184,696	97%	$2,279,922	96%	$904,774	40%
Digital handset and accessory revenues	111,599	3%	91,418	4%	20,181	22%

	3,296,295	100%	2,371,340	100%	924,955	39%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(879,679)	(27)%	(617,669)	(26)%	(262,010)	42%
Cost of digital handset and accessory sales	(415,015)	(12)%	(311,307)	(13)%	(103,708)	33%

	(1,294,694)	(39)%	(928,976)	(39)%	(365,718)	39%
Selling and marketing expenses	(445,516)	(14)%	(321,240)	(14)%	(124,276)	39%
General and administrative expenses	(632,377)	(19)%	(459,133)	(19)%	(173,244)	38%
Depreciation and amortization	(304,624)	(9)%	(202,222)	(9)%	(102,402)	51%

Operating income	619,084	19%	459,769	19%	159,315	35%
Interest expense, net	(128,733)	(4)%	(89,379)	(4)%	(39,354)	44%
Interest income	67,429	2%	51,057	2%	16,372	32%
Foreign currency transaction gains, net	19,008	1%	3,557	—	15,451	NM
Debt conversion expense	(26,429)	(1)%	(5,070)	—	(21,359)	NM
Other expense, net	(1,914)	—	(6,000)	—	4,086	(68)%

Income before income tax provision	548,445	17%	413,934	17%	134,511	32%
Income tax provision	(170,027)	(5)%	(119,444)	(5)%	(50,583)	42%

Net income	$378,418	12%	$294,490	12%	$83,928	28%

NM-Not Meaningful

In connection with our profitable growth strategy, during 2007, we continued to significantly expand our subscriber base across all of our markets with the majority of this growth concentrated in Mexico and Brazil. As a result, both our consolidated revenues and consolidated operating expenses increased substantially from 2006 to 2007. Consolidated cost of service increased in total and as a percentage of total operating revenues mostly due to higher interconnect expenses caused by increased customer loading and a higher proportion of mobile-to-mobile calls, which generally have higher per minute interconnection costs. Consolidated cost of digital handset and accessory sales and consolidated selling and marketing expenses increased significantly from 2006 to 2007 as a result of an overall increase in consolidated handset sales. Coverage expansion and network improvements resulted in consolidated capital expenditures totaling $666.8 million in 2007, which represented a $39.3 million increase from 2006. This increase in capital expenditures was the result of the rapid expansion of our digital mobile networks and the launch of various new markets. As a result, our depreciation expense increased significantly from 2006 to

2007. Consolidated operating margin remained relatively flat from 2006 to 2007 principally as a result of the aforementioned increase in operating expenses associated with our growing customer base and network expansion.

In 2008, we plan to continue to expand our consolidated customer base in both new and existing areas while continuing to address a more competitive sales environment, primarily in Mexico. As a result, we expect that our consolidated average revenue per subscriber will decline in 2008. We also expect our consolidated customer turnover rate to increase in 2008 primarily as a result of the competitive sales environments in our markets. While we expect that the amounts invested by Nextel Mexico and Nextel Brazil to expand the coverage of their networks and to improve their quality and capacity will continue to represent the majority of our total capital expenditure investments in the future, we expect the capital expenditures invested by Nextel Brazil to increase due to our recent decision to expand our network coverage in Brazil and the capital expenditures invested by Nextel Mexico to decrease due to the substantial completion of our expansion plan in Mexico. In addition, we recently acquired rights to use 1.9 GHz spectrum in Peru that require us to deploy new digital network technology within specified timeframes throughout Peru, including in areas that we do not currently serve. Our deployments of new digital technologies to offer our customers new and advanced services in Peru will require additional significant capital expenditures in 2008. See “— D. Future Capital Needs and Resources. Capital Expenditures.” for more information.

1.	Operating revenues

The $904.8 million, or 40%, increase in consolidated service and other revenues from 2006 to 2007 is primarily due to a 38% increase in the average number of total digital handsets in service, primarily in Mexico and Brazil, resulting from continued strong demand for our services and our balanced growth and expansion strategy, as well as a $64.5 million, or 53%, increase in revenues generated from our handset maintenance programs as a result of an increase in the number of subscribers participating in these programs. Average consolidated revenues per handset remained relatively stable from 2006 to 2007.

The $20.2 million, or 22%, increase in consolidated digital handset and accessory revenues from 2006 to 2007 is primarily due to a 53% increase in handset upgrades, as well as a 41% increase in handset sales, partially offset by lower sales revenue per handset resulting from a change in the mix of handsets sold and handset promotions, primarily in Mexico.

2.	Cost of revenues

The $262.0 million, or 42%, increase in consolidated cost of service from 2006 to 2007 is principally a result of the following:

•	a $149.1 million, or 48%, increase in consolidated interconnect costs resulting primarily from a 34% increase in consolidated interconnect minutes of use, as well as an increase in the proportion of mobile-to-mobile minutes of use, which generally have higher per minute interconnection costs;

•	a $60.8 million, or 30%, increase in consolidated direct switch and transmitter and receiver site costs resulting from a 20% increase in the total number of sites in service from December 31, 2006 to December 31, 2007 and an increase in costs per site; and

•	a $34.3 million, or 39%, increase in consolidated service and repair costs mainly resulting from an increase in subscribers participating under our handset maintenance programs.

The $103.7 million, or 33%, increase in consolidated cost of digital handset and accessory sales from 2006 to 2007 is primarily due to a 41% increase in total handset sales, as well as a 53% increase in handset upgrades, partially offset by lower costs per handset sale resulting from reductions in handset unit costs and a change in the mix of handsets sold in 2007.

3.	Selling and marketing expenses

The $124.3 million, or 39%, increase in consolidated selling and marketing expenses from 2006 to 2007 is principally a result of the following:

•	a $53.1 million, or 41%, increase in consolidated indirect commissions resulting from a 37% increase in total handset sales through external sales channels;

•	a $43.0 million, or 37%, increase in consolidated payroll expenses and direct commissions resulting from a 46% increase in total handset sales by internal sales personnel, partially offset by a decrease in direct commission per handset sale, primarily in Mexico; and

•	a $24.7 million, or 39%, increase in consolidated advertising expenses, primarily in Mexico and Brazil, mainly related to the launch of new markets in connection with our expansion plan and increased advertising initiatives related to overall subscriber growth.

4.	General and administrative expenses

The $173.2 million, or 38%, increase in consolidated general and administrative expenses from 2006 to 2007 is primarily a result of the following:

•	a $53.7 million, or 48%, increase in consolidated customer care expenses, mainly payroll and related expenses, resulting from additional customer care personnel necessary to support a larger customer base;

•	a $46.4 million, or 25%, increase in general corporate costs largely due to higher personnel costs related to an increase in headcount and higher facilities-related expenses due to continued subscriber growth and expansion into new areas;

•	a $19.3 million, or 66%, increase in revenue-based taxes in Brazil that we report on a gross basis as both service and other revenues and general and administrative expenses;

•	an $18.1 million, or 61%, increase in stock option compensation expense, primarily resulting from grants of stock options in April 2006 and April 2007;

•	a $16.0 million, or 53%, increase in consolidated bad debt expense, primarily in Mexico, as a result of the 39% increase in consolidated operating revenues. Bad debt expense as a percentage of consolidated operating revenues increased slightly from 1.3% in 2006 to 1.4% in 2007; and

•	a $15.0 million, or 34%, increase in information technology repair and maintenance costs primarily in Mexico and Brazil related to the expansion of our digital mobile networks.

5.	Depreciation and amortization

The $102.4 million, or 51%, increase in consolidated depreciation and amortization from 2006 to 2007 is primarily due to a 41% increase in our consolidated property, plant and equipment in service from December 31, 2006 to December 31, 2007 resulting from the continued expansion of our digital mobile networks, mainly in Mexico and Brazil.

6.	Interest expense, net

The $39.4 million, or 44%, increase in consolidated net interest expense from 2006 to 2007 is primarily due to the following:

•	$21.9 million of interest expense incurred on our 3.125% convertible notes that we issued in May 2007;

•	a $10.8 million increase in interest incurred on our towers financing transactions and capital lease obligations in Mexico and Brazil primarily due to increases in both the number of towers financed and capital leases;

•	a $7.8 million decrease in capitalized interest related to a significant decline in average construction-in-progress balances, primarily in Mexico and Brazil; and

•	$3.1 million of interest incurred on borrowings under Nextel Brazil’s syndicated loan facility; partially offset by

•	a $6.8 million decrease in interest expense due to the conversion of our 3.5% convertible notes during the fourth quarter of 2006 and our 2.875% convertible notes during the third quarter of 2007.

7.	Interest income

The $16.4 million, or 32%, increase in consolidated interest income from 2006 to 2007 is largely due to higher average consolidated cash balances, primarily in the United States, resulting from the $1.2 billion in gross proceeds we received from the 3.125% convertible notes that we issued in May 2007.

8.	Foreign currency transaction gains, net

Consolidated foreign currency transaction gains of $19.0 million for 2007 are mostly the result of the strengthening of the Brazilian real relative to the U.S. dollar on Nextel Brazil’s U.S. dollar-denominated liabilities, primarily on a short-term intercompany bridge loan and its syndicated loan facility.

9.	Debt conversion expense

Debt conversion expense for 2007 represents $26.4 million in cash consideration and direct external costs that we paid in connection with the tender offer for 99.99% of our 2.875% convertible notes in the third quarter of 2007.

Debt conversion expense for 2006 represents $5.1 million in cash consideration and direct external costs that we paid in connection with the conversion of the remaining $91.4 million of our 3.5% convertible notes during the fourth quarter of 2006.

10.	Income tax provision

The $50.6 million, or 42%, increase in the consolidated income tax provision from 2006 to 2007 is primarily due to a $134.5 million, or 32%, increase in income before taxes and a $69.6 million tax provision for future remittances of certain undistributed earnings by Nextel Argentina and Nextel Mexico that we recorded in 2007. These increases were partially offset by the release of $48.7 million in post-reorganization deferred tax asset valuation allowance by Nextel Brazil in 2007. In addition, the 2006 income tax provision included a $17.1 million tax benefit related to an out-of-period adjustment.

Segment Results

We evaluate performance of our segments and provide resources to them based on operating income before depreciation and amortization and impairment, restructuring and other charges, which we refer to as segment earnings. Because we do not view share-based compensation as an important element of operational performance, we recognize share-based payment expense at the corporate level and exclude it when evaluating the business performance of our segments. For several years, we have charged a management fee to Nextel Mexico for services rendered by corporate management. For the year ended December 31, 2007, we reported this management fee as a separate line item in the segment reporting information as this amount is now regularly provided to our chief operating decision maker. During the years ended December 31, 2006 and 2005, Nextel Mexico incurred a management fee of $47.9 million and $68.1 million, respectively. However, for the years ended December 31, 2006 and 2005, our segment information does not reflect these management fees as a separate line item because these amounts were not provided to or used by our chief operating decision maker in making operating decisions related to this segment. The tables below provide a summary of the components of our consolidated segments for the years ended December 31, 2007 and 2006. The results of Nextel Chile are included in “Corporate and other.”

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Year Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
December 31, 2007	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
	(dollars in thousands)

Nextel Mexico	$1,792,699	55%	$(621,975)	48%	$(494,879)	46%	$675,845
Nextel Brazil	867,964	26%	(365,548)	28%	(284,631)	27%	217,785
Nextel Argentina	442,093	13%	(203,672)	16%	(100,067)	9%	138,354
Nextel Peru	190,858	6%	(100,642)	8%	(54,447)	5%	35,769
Corporate and other	3,850	—	(4,026)	—	(143,869)	13%	(144,045)
Intercompany eliminations	(1,169)	—	1,169	—	—	—	—

Total consolidated	$3,296,295	100%	$(1,294,694)	100%	$(1,077,893)	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Year Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
December 31, 2006	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
	(dollars in thousands)

Nextel Mexico	$1,341,297	57%	$(448,072)	48%	$(362,541)	46%	$530,684
Nextel Brazil	536,988	23%	(243,288)	26%	(178,556)	23%	115,144
Nextel Argentina	345,034	14%	(159,025)	17%	(87,013)	11%	98,996
Nextel Peru	146,373	6%	(77,385)	9%	(42,910)	6%	26,078
Corporate and other	2,425	—	(1,983)	—	(109,353)	14%	(108,911)
Intercompany eliminations	(777)	—	777	—	—	—	—

Total consolidated	$2,371,340	100%	$(928,976)	100%	$(780,373)	100%

In accordance with accounting principles generally accepted in the United States, we translated the results of operations of our operating segments using the average exchange rates for the years ended December 31, 2007, 2006 and 2005. The following table presents the average exchange rates we used to translate the results of operations of our operating segments, as well as changes from the average exchange rates utilized in prior periods. Because the U.S. dollar is the functional currency in Peru, Nextel Peru’s results of operations are not significantly impacted by changes in the U.S. dollar to Nuevo sol exchange rate.

				2006 to 2007	2005 to 2006
	2007	2006	2005	Percent Change	Percent Change

Mexican peso	10.93	10.90	10.90	(0.3)%	0.0%
Brazilian real	1.95	2.18	2.43	11.8%	11.5%
Argentine peso	3.12	3.08	2.92	(1.3)%	(5.2)%

A discussion of the results of operations in each of our reportable segments is provided below.

b.	Nextel Mexico

		%of		%of
		Nextel		Nextel
	Year Ended	Mexico’s	Year Ended	Mexico’s	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2007	Revenues	2006	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$1,762,596	98%	$1,319,371	98%	$443,225	34%
Digital handset and accessory revenues	30,103	2%	21,926	2%	8,177	37%

	1,792,699	100%	1,341,297	100%	451,402	34%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(370,468)	(21)%	(275,950)	(20)%	(94,518)	34%
Cost of digital handset and accessory sales	(251,507)	(14)%	(172,122)	(13)%	(79,385)	46%

	(621,975)	(35)%	(448,072)	(33)%	(173,903)	39%
Selling and marketing expenses	(262,495)	(14)%	(197,653)	(15)%	(64,842)	33%
General and administrative expenses	(232,384)	(13)%	(164,888)	(12)%	(67,496)	41%

Segment earnings	675,845	38%	530,684	40%	145,161	27%
Management fee	(34,376)	(2)%	—	—	(34,376)	NM
Depreciation and amortization	(151,573)	(9)%	(105,867)	(8)%	(45,706)	43%

Operating income	489,896	27%	424,817	32%	65,079	15%
Interest expense, net	(60,527)	(3)%	(38,424)	(3)%	(22,103)	58%
Interest income	29,605	2%	32,377	2%	(2,772)	(9)%
Foreign currency transaction gains, net	2,559	—	3,957	—	(1,398)	(35)%
Other income (expense), net	2,103	—	(3,173)	—	5,276	(166)%

Income before income tax	$463,636	26%	$419,554	31%	$44,082	11%

NM-Not Meaningful

Nextel Mexico continues to be our largest and most profitable market segment, comprising nearly 55% of our consolidated operating revenues and generating a 38% segment earnings margin for the year ended December 31, 2007. During 2007, Nextel Mexico experienced strong subscriber growth and a corresponding increase in operating expenses, which resulted from increased costs incurred in connection with its expansion efforts, including network, personnel and other expenses related to the launch of new markets, as well as the high level of subscriber growth throughout both 2006 and 2007. In addition, in 2007 Nextel Mexico’s segment earnings margin decreased from 2006, primarily as a result of an increase in cost of digital handset and accessories caused by a 47% increase in handset sales realized in connection with strong subscriber growth and higher handset subsidies as a percentage of handset costs due to competitive circumstances, as well as an increase in general and administrative costs resulting from higher customer care and bad debt expenses.

During 2007, some of Nextel Mexico’s competitors significantly lowered prices for postpaid wireless services, offered free or significantly discounted handsets, specifically targeted some of Nextel Mexico’s largest corporate customers, offered various incentives to Nextel Mexico’s customers to switch service providers, including reimbursement of cancellation fees, and offered bundled telecommunications services that include local, long distance and data services. Nextel Mexico is addressing these competitive actions by, among other things, launching attractive commercial campaigns offering handsets to new and existing customers on more favorable terms, which results in higher handset subsidies as a percentage of handset costs, and offering more competitive rate plans, which results in lower average revenue per subscriber. During the third and fourth quarters of 2007, Nextel Mexico also increased its commission rates and otherwise modified its compensation arrangements with its indirect sales channels in an effort to promote additional sales through these channels. As a result of the more competitive environment, Nextel Mexico experienced lower average revenue per subscriber and a higher customer turnover rate in 2007 compared to 2006. As Nextel Mexico continues to expand its customer base in both new and existing markets and continues to address a more competitive sales environment, we expect that Nextel Mexico’s average revenue per subscriber will continue to decline and that Nextel Mexico’s customer turnover rate may continue to increase in 2008.

During 2007, Nextel Mexico substantially completed the network expansion plans it launched in 2005 that were designed to significantly increase the number of markets we serve in Mexico. Coverage expansion and network improvements resulted in capital expenditures totaling $255.2 million in 2007, which represents 38% of our consolidated capital expenditures for 2007. While we expect that Nextel Mexico will continue to represent a significant portion of our total capital expenditures in the future, as we continue to increase the coverage and capacity of our networks in our existing markets, we expect its percentage of total capital expenditures to decrease slightly now that its expansion plans are substantially complete. We expect subscriber growth in Mexico to continue as we take advantage of new markets launched during 2006 and 2007. As those markets are maturing, Nextel Mexico has begun to focus on driving penetration in additional market segments such as small businesses and mid- to high-income individuals to complement its core target base of larger business customers.

The average exchange rate of the Mexican peso for the year ended December 31, 2007 depreciated against the U.S. dollar by less than 1% from the year ended December 31, 2006. As a result, the components of Nextel Mexico’s results of operations after translation into U.S. dollars are largely comparable from 2006 to 2007.

1.	Operating revenues

The $443.2 million, or 34%, increase in service and other revenues from 2006 to 2007 is primarily due to the following:

•	a 39% increase in the average number of digital handsets in service resulting from growth in Nextel Mexico’s existing markets, as well as the expansion of service coverage into new markets during both 2006 and 2007; and

•	a $27.0 million, or 55%, increase in revenues generated from Nextel Mexico’s handset maintenance program as a result of an increase in subscribers participating in this program; partially offset by

•	a decline in average revenue per subscriber.

The $8.2 million, or 37%, increase in digital handset and accessory revenues from 2006 to 2007 is primarily the result of a 47% increase in handset sales and a 58% increase in handset upgrades, partially offset by lower sales revenue per handset resulting from handset promotions under which Nextel Mexico offered handsets to new and existing customers at discounted prices in order to meet competitive offers in the market.

2.	Cost of revenues

The $94.5 million, or 34%, increase in cost of service from 2006 to 2007 is principally a result of the following:

•	a $50.3 million, or 39%, increase in interconnect costs, largely as a result of a 33% increase in interconnect system minutes of use, as well as an increase in the proportion of mobile-to-mobile minutes of use, which generally have higher per minute costs;

•	a $20.5 million, or 21%, increase in direct switch and transmitter and receiver site costs resulting from a 16% increase in the number of sites in service from December 31, 2006 to December 31, 2007, as well as an increase in operating and maintenance costs per site; and

•	a $14.9 million, or 38%, increase in service and repair costs largely due to a 37% increase in subscribers participating in Nextel Mexico’s handset maintenance program.

The $79.4 million, or 46%, increase in cost of digital handsets and accessory sales from 2006 to 2007 is primarily due to a 47% increase in handset sales, as well as a 58% increase in handset upgrades.

3.	Selling and marketing expenses

The $64.8 million, or 33%, increase in selling and marketing expenses from 2006 to 2007 is primarily a result of the following:

•	a $34.6 million, or 38%, increase in indirect commissions, primarily due to a 39% increase in handset sales by Nextel Mexico’s third party dealers;

•	a $19.5 million, or 35%, increase in direct commissions and payroll expenses, principally due to a 61% increase in handset sales by Nextel Mexico’s sales personnel, partially offset by a decrease in direct commission per handset sale resulting from a change in the mix of rate plans sold; and

•	an $8.7 million, or 20%, increase in advertising costs resulting from the launch of new markets in connection with Nextel Mexico’s expansion plan, the launch of new rate plans and the establishment of objectives to reinforce market awareness of the Nextel brandname.

Due to the increases in commission rates for indirect sales channels that Nextel Mexico implemented during the third quarter of 2007, we expect that indirect commissions per handset sale will be higher in 2008 compared to 2007.

4.	General and administrative expenses

The $67.5 million, or 41%, increase in general and administrative expenses from 2006 to 2007 is largely a result of the following:

•	a $28.7 million, or 51%, increase in customer care expenses, primarily due to an increase in payroll and employee related expenses caused by an increase in customer care personnel necessary to support a growing customer base, as well as an increase in the number of retail stores in Mexico;

•	a $22.9 million, or 32%, increase in general corporate costs resulting from an increase in payroll and related expenses caused by more general and administrative personnel, higher business insurance expenses and increased facilities costs due to Nextel Mexico’s expansion into new markets; and

•	a $11.3 million, or 69%, increase in bad debt expense, primarily from higher revenues and the introduction of certain rate plans that are available to customers with higher credit risk. Bad debt as a percentage of revenue increased from 1.2% in 2006 to 1.5% in 2007.

5.	Management fee

We charge a management fee to Nextel Mexico for its share of the corporate management services performed by us, which effective January 1, 2007, we began including in our segment reporting information. Nextel Mexico incurred a management fee of $34.4 million in 2007. During 2006, Nextel Mexico incurred a management fee of $47.9 million.

6.	Depreciation and amortization

The $45.7 million, or 43%, increase in depreciation and amortization from 2006 to 2007 is primarily due to a 27% increase in Nextel Mexico’s property, plant and equipment in service resulting from the continued build-out of Nextel Mexico’s network in connection with its expansion plan, as well as a $5.7 million increase in amortization due to the acquisition of new licenses in late 2006.

7.  Interest expense, net

Excluding $10.1 million in interest on the management fee in 2007 that was not recognized for segment reporting purposes in 2006, Nextel Mexico’s interest expense increased $12.0 million, or 31%, mostly as a result of a decrease in capitalized interest related to a significant decrease in average construction-in-progress balances in connection with the substantial completion of Nextel Mexico’s expansion plan. This increase was also due to an increase in interest incurred on Nextel Mexico’s towers financing and co-location capital leases resulting from an increase in the number of communication tower and co-location agreements.

c.	Nextel Brazil

		%of		%of
		Nextel		Nextel
	Year Ended	Brazil’s	Year Ended	Brazil’s	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2007	Revenues	2006	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$833,241	96%	$500,315	93%	$332,926	67%
Digital handset and accessory revenues	34,723	4%	36,673	7%	(1,950)	(5)%

	867,964	100%	536,988	100%	330,976	62%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(286,673)	(33)%	(173,570)	(32)%	(113,103)	65%
Cost of digital handset and accessory sales	(78,875)	(9)%	(69,718)	(13)%	(9,157)	13%

	(365,548)	(42)%	(243,288)	(45)%	(122,260)	50%
Selling and marketing expenses	(117,754)	(14)%	(70,411)	(13)%	(47,343)	67%
General and administrative expenses	(166,877)	(19)%	(108,145)	(21)%	(58,732)	54%

Segment earnings	217,785	25%	115,144	21%	102,641	89%
Depreciation and amortization	(96,342)	(11)%	(59,199)	(11)%	(37,143)	63%

Operating income	121,443	14%	55,945	10%	65,498	117%
Interest expense, net	(33,943)	(4)%	(23,961)	(5)%	(9,982)	42%
Interest income	744	—	3,490	1%	(2,746)	(79)%
Foreign currency transaction gains (losses), net	14,595	2%	(387)	—	14,982	NM
Other expense, net	(127)	—	(1,876)	—	1,749	(93)%

Income before income tax	$102,712	12%	$33,211	6%	$69,501	209%

NM-Not Meaningful

Over the last three years, Nextel Brazil’s subscriber base and segment earnings have increased as a result of a continued focus on customer service, the expansion of its network and significant improvements in its operating cost structure. In addition to these factors, as a result of the improvement in the Brazilian economy over the same period and increasing demand for its services, Nextel Brazil has continued to grow its existing markets and made significant investments in new markets. Coverage expansion and network improvements resulted in capital expenditures totaling $256.4 million for 2007, which represents 38% of our consolidated capital expenditure investments during 2007. We believe that Nextel Brazil’s network expansion and quality improvements are contributing factors to our low consolidated customer turnover rate and our consolidated subscriber growth. Throughout 2008, Nextel Brazil plans to continue to expand its digital mobile network and grow its subscriber base.

The average exchange rate of the Brazilian real for the year ended December 31, 2007 appreciated against the U.S. dollar by 12% from the year ended December 31, 2006. As a result, the components of Nextel Brazil’s results of operations after translation into U.S. dollars reflect higher increases than would have occurred if it were not for the impact of the appreciation in the average value of the Brazilian real relative to the U.S. dollar.

1.	Operating revenues

The $332.9 million, or 67%, increase in service and other revenues from 2006 to 2007 is primarily a result of the following:

•	a 43% increase in the average number of digital handsets in service resulting from growth in Nextel Brazil’s existing markets and the expansion of service coverage into new markets in connection with our balanced growth and expansion objectives;

•	the 12% appreciation of the Brazilian real against the U.S. dollar;

•	a $24.4 million, or 72%, increase in revenues generated from Nextel Brazil’s handset maintenance program as a result of an increase in subscribers participating in this program; and

•	an increase in local currency-based average revenue per subscriber.

The $2.0 million, or 5%, decrease in digital handset and accessory revenues from 2006 to 2007 is primarily due to a decrease in handset sales revenues resulting from a larger proportion of sales in 2007 of SIM cards, which allow a customer to use our service by inserting the card into a separately purchased handset and which generate lower sales revenues per unit than handsets.

2.	Cost of revenues

The $113.1 million, or 65%, increase in cost of service from 2006 to 2007 is primarily due to the following:

•	a $73.3 million, or 88%, increase in interconnect costs resulting from a 50% increase in interconnect minutes of use, as well as an increase in the proportion of mobile-to-mobile minutes of use, which generally have higher per minute costs;

•	a $29.9 million, or 48%, increase in direct switch and transmitter and receiver site costs resulting from a 24% increase in the number of sites in service from December 31, 2006 to December 31, 2007, as well as an increase in operating and maintenance costs per site; and

•	a $4.7 million, or 26%, increase in service and repair costs largely due to a 40% increase in subscribers participating in Nextel Brazil’s handset maintenance program.

The increase in cost of service also resulted from the 12% appreciation of the Brazilian real against the U.S. dollar.

The $9.2 million, or 13%, increase in cost of digital handset and accessory sales from 2006 to 2007 is primarily due to a 53% increase in handset upgrades, partially offset by a decrease in handset costs resulting from the larger proportion in 2007 of sales of SIM cards, which have a significantly lower cost per unit than handsets.

3.	Selling and marketing expenses

The $47.3 million, or 67%, increase in selling and marketing expenses from 2006 to 2007 is principally due to the following:

•	an $18.9 million, or 56%, increase in payroll and direct commissions largely as a result of a 45% increase in handset sales by Nextel Brazil’s sales force and an increase in selling and marketing personnel necessary to support continued sales growth;

•	a $14.6 million, or 96%, increase in advertising expenses resulting from the launch of new markets in connection with Nextel Brazil’s expansion plan, its sponsorship of the Copa Nextel Stock Car races, a professional racecar event, and its continued print and media campaigns for various products and services, including the launch of Blackberry services; and

•	a $13.1 million, or 71%, increase in indirect commissions resulting from a 43% increase in handset sales through Nextel Brazil’s external sales channels, as well as an increase in indirect commissions earned per handset sale resulting from premiums paid on sales exceeding pre-established thresholds.

All of these increases were also affected by the 12% appreciation of the Brazilian real against the U.S. dollar.

4.	General and administrative expenses

The $58.7 million, or 54%, increase in general and administrative expenses from 2006 to 2007 is primarily a result of the following:

•	a $19.3 million, or 66%, increase in revenue-based taxes that we report on a gross basis as both service and other revenues and general and administrative expenses, primarily due to the 67% increase in Nextel Brazil’s service and other revenues;

•	a $17.4 million, or 53%, increase in customer care expenses resulting from an increase in customer care personnel necessary to support a larger customer base, as well as an increase in the number of retail stores;

•	a $13.6 million, or 53%, increase in general corporate costs primarily resulting from an increase in general and administrative personnel necessary to support Nextel Brazil’s expansion, as well as an increase in facilities costs due to the expansion into new markets; and

•	a $5.3 million, or 57%, increase in information technology expenses related to the expansion of Nextel Brazil’s network and the implementation of new systems.

All of these increases were also affected by the 12% appreciation of the Brazilian real against the U.S. dollar.

5.	Depreciation and amortization

The $37.1 million, or 63%, increase in depreciation and amortization from 2006 to 2007 is primarily due to a 75% increase in Nextel Brazil’s property, plant and equipment in service resulting from the continued build-out of Nextel Brazil’s digital mobile network, as well as the 12% appreciation of the Brazilian real against the U.S. dollar.

6.	Interest expense, net

The $10.0 million, or 42%, increase in net interest expense from 2006 to 2007 is primarily the result of increased interest incurred on Nextel Brazil’s tower financing and capital lease obligations due to an increase in both the number of towers financed and capital leases, $3.1 million of interest incurred on borrowings under Nextel Brazil’s syndicated loan facility, a decrease in capitalized interest and the 12% appreciation of the Brazilian real against the U.S. dollar.

As a result of the drawdown of amounts under its syndicated loan facility in the fourth quarter of 2007, we expect that Nextel Brazil’s net interest expense will increase in 2008 as we incur interest under that facility for a full year.

7.	Foreign currency transaction gains (losses), net

Foreign currency transaction gains of $14.6 million for 2007 is primarily due to the strengthening of the Brazilian real relative to the U.S. dollar on Nextel Brazil’s U.S. dollar-denominated liabilities, primarily on a short-term intercompany bridge loan and its syndicated loan facility.

d.	Nextel Argentina

		%of		%of
		Nextel		Nextel
	Year Ended	Argentina’s	Year Ended	Argentina’s	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2007	Revenues	2006	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$408,142	92%	$320,664	93%	$87,478	27%
Digital handset and accessory revenues	33,951	8%	24,370	7%	9,581	39%

	442,093	100%	345,034	100%	97,059	28%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(151,731)	(34)%	(113,918)	(33)%	(37,813)	33%
Cost of digital handset and accessory sales	(51,941)	(12)%	(45,107)	(13)%	(6,834)	15%

	(203,672)	(46)%	(159,025)	(46)%	(44,647)	28%
Selling and marketing expenses	(34,646)	(8)%	(27,752)	(8)%	(6,894)	25%
General and administrative expenses	(65,421)	(15)%	(59,261)	(17)%	(6,160)	10%

Segment earnings	138,354	31%	98,996	29%	39,358	40%
Depreciation and amortization	(30,227)	(7)%	(20,141)	(6)%	(10,086)	50%

Operating income	108,127	24%	78,855	23%	29,272	37%
Interest expense, net	(2,466)	—	(2,330)	(1)%	(136)	6%
Interest income	5,370	2%	2,509	1%	2,861	114%
Foreign currency transaction gains (losses), net	1,244	—	(18)	—	1,262	NM
Other income, net	1,594	—	329	—	1,265	NM

Income before income tax	$113,869	26%	$79,345	23%	$34,524	44%

NM-Not Meaningful

The average exchange rate of the Argentine peso for the year ended December 31, 2007 depreciated against the U.S. dollar by 1% from the year ended December 31, 2006. As a result, the components of Nextel Argentina’s results of operations after translation into U.S. dollars are largely comparable from 2006 to 2007.

1.	Operating revenues

The $87.5 million, or 27%, increase in service and other revenues from 2006 to 2007 is primarily attributable to the following:

•	a 28% increase in the average number of digital handsets in service, resulting mostly from growth in Nextel Argentina’s existing markets; and

•	an $11.3 million, or 35%, increase in revenues generated from Nextel Argentina’s handset maintenance program as a result of an increase in the number of subscribers participating in this program.

The $9.6 million, or 39%, increase in digital handset and accessory revenues from 2006 to 2007 is mostly the result of a 21% increase in handset sales, as well as a 30% increase in handset upgrades.

2.	Cost of revenues

The $37.8 million, or 33%, increase in cost of service from 2006 to 2007 is principally a result of the following:

•	a $16.3 million, or 26%, increase in interconnect costs, largely as a result of an 18% increase in interconnect system minutes of use, as well as an increase in the proportion of mobile-to-mobile minutes of use, which generally have higher per minute costs;

•	a $13.0 million, or 53%, increase in service and repair costs, largely due to a 60% increase in subscribers participating in Nextel Argentina’s handset maintenance program; and

•	a $6.8 million, or 27%, increase in direct switch and transmitter and receiver site costs due to a 21% increase in the number of sites in service from December 31, 2006 to December 31, 2007, as well as increases in operating and maintenance costs, rental costs and municipal taxes per site.

The $6.8 million, or 15%, increase in cost of digital handset and accessory sales from 2006 to 2007 is primarily the result of a 21% increase in handset sales, as well as a 30% increase in handset upgrades.

3.	Selling and marketing expenses

The $6.9 million, or 25%, increase in selling and marketing expenses from 2006 to 2007 is primarily due to the following:

•	a $3.5 million, or 29%, increase in indirect commissions, principally resulting from a 25% increase in handset sales by Nextel Argentina’s dealers, as well as an increase in indirect commissions earned per handset sale; and

•	a $2.0 million, or 19%, increase in direct commissions and payroll expenses, mostly due to a 16% increase in handset sales by Nextel Argentina’s sales personnel.

4.	General and administrative expenses

The $6.2 million, or 10%, increase in general and administrative expenses from 2006 to 2007 is primarily a result of the following:

•	a $4.4 million, or 36%, increase in customer care expenses resulting from an increase in customer care personnel necessary to support a larger customer base; and

•	a $2.4 million, or 34%, increase in information technology expenses caused by an increase in information technology personnel and higher software maintenance costs; partially offset by

•	a $1.8 million, or 5%, decrease in general corporate costs primarily due to a lower turnover tax rate required in 2007 and a cost reduction resulting from a change in the calculation of universal service taxes.

5.	Depreciation and amortization

The $10.1 million, or 50%, increase in depreciation and amortization from 2006 to 2007 is primarily due to a 29% increase in Nextel Argentina’s property, plant and equipment in service, as well as the correction of an error in the computation of the useful life of certain software that Nextel Argentina recorded during the second quarter of 2006.

6.	Interest income

The $2.9 million, or 114%, increase in interest income from 2006 to 2007 is primarily the result of an increase in Nextel Argentina’s average cash balances.

e.	Nextel Peru

		%of		%of
		Nextel		Nextel
	Year Ended	Peru’s	Year Ended	Peru’s	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2007	Revenues	2006	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$178,058	93%	$137,924	94%	$40,134	29%
Digital handset and accessory revenues	12,800	7%	8,449	6%	4,351	51%

	190,858	100%	146,373	100%	44,485	30%

Cost of revenues
Cost of service (exclusive of depreciation included below)	(69,185)	(36)%	(53,145)	(36)%	(16,040)	30%
Cost of digital handset and accessory sales	(31,457)	(17)%	(24,240)	(17)%	(7,217)	30%

	(100,642)	(53)%	(77,385)	(53)%	(23,257)	30%
Selling and marketing expenses	(20,476)	(10)%	(17,213)	(12)%	(3,263)	19%
General and administrative expenses	(33,971)	(18)%	(25,697)	(17)%	(8,274)	32%

Segment earnings	35,769	19%	26,078	18%	9,691	37%
Depreciation and amortization	(19,867)	(11)%	(12,927)	(9)%	(6,940)	54%

Operating income	15,902	8%	13,151	9%	2,751	21%
Interest expense, net	(120)	—	(145)	—	25	(17)%
Interest income	750	1%	1,070	1%	(320)	(30)%
Foreign currency transaction gains, net	507	—	106	—	401	NM
Other income, net	2	—	2	—	—	0%

Income before income tax	$17,041	9%	$14,184	10%	$2,857	20%

NM-Not Meaningful

Because the U.S. dollar is the functional currency in Peru, Nextel Peru’s results of operations are not significantly impacted by changes in the U.S. dollar to Nuevo sol exchange rate.

1.	Operating revenues

The $40.1 million, or 29%, increase in service and other revenues from 2006 to 2007 is primarily due to a 37% increase in the average number of digital handsets in service, partially offset by a decrease in average revenue per subscriber mainly resulting from an increase in sales of prepaid rate plans, which have lower prices per plan, during 2007 compared to 2006.

The $4.4 million, or 51%, increase in digital handset and accessory revenues from 2006 to 2007 is primarily the result of a 35% increase in handset sales, as well as an increase in handset upgrades.

2.	Cost of revenues

The $16.0 million, or 30%, increase in cost of service from 2006 to 2007 is largely a result of the following:

•	a $9.4 million, or 27%, increase in interconnect costs due to a 24% increase in interconnect minutes of use;

•	a $3.0 million, or 26%, increase in direct switch and transmitter and receiver site costs due to a 13% increase in the number of sites in service from December 31, 2006 to December 31, 2007, as well as an increase in operating and maintenance costs per site; and

•	a $2.0 million, or 39%, increase in service and repair costs largely due to a 41% increase in subscribers participating in Nextel Peru’s handset maintenance program.

The $7.2 million, or 30%, increase in cost of digital handsets and accessory sales from 2006 to 2007 is largely the result of a 35% increase in handset sales, as well as an increase in handset upgrades.

3.	Selling and marketing expenses

The $3.3 million, or 19%, increase in selling and marketing expenses from 2006 to 2007 is primarily due to a $2.3 million, or 27%, increase in direct commissions and payroll expenses principally due to a 31% increase in handset sales by Nextel Peru’s sales personnel.

4.	General and administrative expenses

The $8.3 million, or 32%, increase in general and administrative expenses from 2006 to 2007 is primarily due to the following:

•	a $3.1 million, or 33%, increase in general corporate costs due to an increase in general and administrative personnel necessary to support Nextel Peru’s expanding business;

•	a $2.5 million, or 26%, increase in customer care expenses, mainly caused by an increase in customer care and billing operations personnel needed to support a growing customer base; and

•	a $1.8 million, or 38%, increase in information technology costs primarily resulting from the implementation of a new billing system.

5.	Depreciation and amortization

The $6.9 million, or 54%, increase in depreciation and amortization from 2006 to 2007 is primarily due to a 22% increase in Nextel Peru’s property, plant and equipment in service, as well as additional depreciation related to the early retirement of certain network equipment.

f.	Corporate and other

		% of		% of
		Corporate		Corporate
	Year Ended	and other	Year Ended	and other	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2007	Revenues	2006	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$3,828	99%	$2,425	100%	$1,403	58%
Digital handset and accessory revenues	22	1%	—	—	22	NM

	3,850	100%	2,425	100%	1,425	59%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(2,791)	(73)%	(1,863)	(77)%	(928)	50%
Cost of digital handset and accessory sales	(1,235)	(32)%	(120)	(5)%	(1,115)	NM

	(4,026)	(105)%	(1,983)	(82)%	(2,043)	103%
Selling and marketing expenses	(10,145)	(264)%	(8,211)	(339)%	(1,934)	24%
General and administrative expenses	(133,724)	NM	(101,142)	NM	(32,582)	32%

Segment losses	(144,045)	NM	(108,911)	NM	(35,134)	32%
Management fee	34,376	NM	—	—	34,376	NM
Depreciation and amortization	(7,008)	(182)%	(4,481)	(185)%	(2,527)	56%

Operating loss	(116,677)	NM	(113,392)	NM	(3,285)	3%
Interest expense, net	(41,873)	NM	(24,613)	NM	(17,260)	70%
Interest income	41,156	NM	11,705	NM	29,451	252%
Foreign currency transaction gains (losses), net	103	3%	(101)	(4)%	204	(202)%
Debt conversion expense	(26,429)	NM	(5,070)	(209)%	(21,359)	NM
Other expense, net	(5,486)	(142)%	(1,282)	(53)%	(4,204)	NM

Loss before income tax	$(149,206)	NM	$(132,753)	NM	$(16,453)	12%

NM-Not Meaningful

For the year ended December 31, 2007, corporate and other operating revenues and cost of revenues primarily represent the results of both digital and analog operations reported by Nextel Chile, which launched digital services in Chile during the fourth quarter of 2006. We plan to significantly expand and enhance our network in Chile over the next several years, which will require additional investments in capital expenditures and will likely result in a modest level of start-up losses. For the year ended December 31, 2006, corporate and other operating revenues and cost of revenues primarily represent the results of analog operations reported by Nextel Chile.

1.	General and administrative expenses

The $32.6 million, or 32%, increase in general and administrative expenses from 2006 to 2007 is primarily due to an $18.1 million, or 61%, increase in stock option compensation expense, an increase in corporate payroll and related expenses and an increase in outside service costs, specifically for consulting services.

2.	Management fee

During 2007, Nextel Mexico incurred a management fee of $34.4 million for services rendered by corporate management. Although we have been charging this fee to Nextel Mexico for several years, we began reporting this management fee as a separate line item in our segment reporting information beginning January 1, 2007. As a result, we have recorded this management fee as a contra-expense in the table presented above.

3.	Interest expense, net

The $17.3 million, or 70%, increase in net interest expense from 2006 to 2007 is substantially the result of $21.9 million in interest related to our 3.125% convertible notes that we issued in the second quarter of 2007, partially offset by a $6.8 million decrease in interest expense due to the conversion of our 3.5% convertible notes and 2.875% convertible notes.

4.	Interest income

The $29.5 million increase in interest income from 2006 to 2007 is largely due to higher average cash balances resulting from the $1.2 billion in gross proceeds we received from the 3.125% convertible notes that we issued in May 2007.

5.	Debt conversion expense

Debt conversion expense for 2007 represents $26.5 million in cash consideration and direct external costs that we paid in connection with the tender offer for 99.99% of our 2.875% convertible notes in the third quarter of 2007.

Debt conversion expense for 2006 represents $5.1 million in cash consideration and direct external costs that we paid in connection with the conversion of the remaining $91.4 million of our 3.5% convertible notes during the fourth quarter of 2006.

6.	Other expense, net

The $4.2 million increase in other expense, net, from 2006 to 2007 is mainly due to a decline in the value of our investment in a short-term investment fund, which we previously characterized as a cash equivalent investment, resulting from changing credit market conditions. Due to these changing conditions, we evaluated the decline in the market value of the investment and determined that unrealized losses related to certain securities in this investment should be recognized as other-than-temporary. We made these assessments by reviewing the relevant factors and considering all available evidence, including specific and individual investment data, the length of time and the extent to which the market value was less than cost, the financial condition and near-term prospects of our investment fund and our intent and ability to hold the investment. As a result, we recognized a pre-tax $3.1 million loss related to the decline in the fair value of our investment.

2.	Year Ended December 31, 2006 vs. Year Ended December 31, 2005

a.	Consolidated

		% of		% of
	Year Ended	Consolidated	Year Ended	Consolidated	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2006	Revenues	2005	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$2,279,922	96%	$1,666,613	95%	$613,309	37%
Digital handset and accessory revenues	91,418	4%	79,226	5%	12,192	15%

	2,371,340	100%	1,745,839	100%	625,501	36%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(617,669)	(26)%	(464,651)	(27)%	(153,018)	33%
Cost of digital handset and accessory sales	(311,307)	(13)%	(251,192)	(14)%	(60,115)	24%

	(928,976)	(39)%	(715,843)	(41)%	(213,133)	30%
Selling and marketing expenses	(321,240)	(14)%	(233,540)	(13)%	(87,700)	38%
General and administrative expenses	(459,133)	(19)%	(311,695)	(18)%	(147,438)	47%
Depreciation and amortization	(202,222)	(9)%	(130,132)	(7)%	(72,090)	55%

Operating income	459,769	19%	354,629	21%	105,140	30%
Interest expense, net	(89,379)	(4)%	(72,470)	(4)%	(16,909)	23%
Interest income	51,057	2%	32,611	2%	18,446	57%
Foreign currency transaction gains, net	3,557	—	3,357	—	200	6%
Debt conversion expense	(5,070)	—	(8,930)	(1)%	3,860	(43)%
Other expense, net	(6,000)	—	(8,621)	(1)%	2,621	(30)%

Income before income tax provision	413,934	17%	300,576	17%	113,358	38%
Income tax provision	(119,444)	(5)%	(125,795)	(7)%	6,351	(5)%

Net income	$294,490	12%	$174,781	10%	$119,709	68%

1.	Operating revenues

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

2.	Cost of revenues

The $153.0 million, or 33%, increase in consolidated cost of service from 2005 to 2006 is principally a result of the following:

•	an $80.1 million, or 35%, increase in consolidated interconnect costs resulting from a 43% increase in consolidated interconnect minutes of use, partially offset by lower costs per minute of use primarily resulting from volume discounts negotiated with various carriers in Mexico;

•	a $40.3 million, or 25%, increase in consolidated direct switch and transmitter and receiver site costs resulting from a 27% increase in the total number of sites in service from December 31, 2005 to December 31, 2006;

•	a $25.0 million, or 40%, increase in consolidated service and repair costs mainly resulting from an increase in subscribers participating under our handset maintenance programs; and

•	a $7.5 million, or 23%, increase in engineering payroll and related expenses resulting from an increase in personnel necessary to support our larger wireless networks.

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

Segment Results

						% of
						Consolidated
		% of		% of	Selling,	Selling,
Year Ended		Consolidated		Consolidated	General and	General and	Segment
December 31,	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
2006	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
	(dollars in thousands)

Nextel Mexico	$1,341,297	57%	$(448,072)	48%	$(362,541)	46%	$530,684
Nextel Brazil	536,988	23%	(243,288)	26%	(178,556)	23%	115,144
Nextel Argentina	345,034	14%	(159,025)	17%	(87,013)	11%	98,996
Nextel Peru	146,373	6%	(77,385)	9%	(42,910)	6%	26,078
Corporate and other	2,425	—	(1,983)	—	(109,353)	14%	(108,911)
Intercompany eliminations	(777)	—	777	—	—	—	—

Total consolidated	$2,371,340	100%	$(928,976)	100%	$(780,373)	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
Year Ended		Consolidated		Consolidated	General and	General and	Segment
December 31,	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
2005	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
	(dollars in thousands)

Nextel Mexico	$1,013,320	58%	$(348,019)	49%	$(265,603)	49%	$399,698
Nextel Brazil	347,530	20%	(181,418)	25%	(121,921)	22%	44,191
Nextel Argentina	269,572	15%	(130,949)	18%	(67,791)	13%	70,832
Nextel Peru	114,201	7%	(54,634)	8%	(33,196)	6%	26,371
Corporate and other	1,886	—	(1,493)	—	(56,724)	10%	(56,331)
Intercompany eliminations	(670)	—	670	—	—	—	—

Total consolidated	$1,745,839	100%	$(715,843)	100%	$(545,235)	100%

A discussion of the results of operations in each of our reportable segments is provided below.

b.	Nextel Mexico

		% of		% of
		Nextel		Nextel
	Year Ended	Mexico’s	Year Ended	Mexico’s	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2006	Revenues	2005	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$1,319,371	98%	$986,936	97%	$332,435	34%
Digital handset and accessory revenues	21,926	2%	26,384	3%	(4,458)	(17)%

	1,341,297	100%	1,013,320	100%	327,977	32%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(275,950)	(20)%	(214,646)	(21)%	(61,304)	29%
Cost of digital handset and accessory sales	(172,122)	(13)%	(133,373)	(13)%	(38,749)	29%

	(448,072)	(33)%	(348,019)	(34)%	(100,053)	29%
Selling and marketing expenses	(197,653)	(15)%	(148,096)	(15)%	(49,557)	33%
General and administrative expenses	(164,888)	(12)%	(117,507)	(11)%	(47,381)	40%

Segment earnings	530,684	40%	399,698	40%	130,986	33%
Depreciation and amortization	(105,867)	(8)%	(69,300)	(7)%	(36,567)	53%

Operating income	424,817	32%	330,398	33%	94,419	29%
Interest expense, net	(38,424)	(3)%	(28,670)	(3)%	(9,754)	34%
Interest income	32,377	2%	22,465	2%	9,912	44%
Foreign currency transaction gains, net	3,957	—	2,602	—	1,355	52%
Other expense, net	(3,173)	—	(4,167)	—	994	(24)%

Income before income tax	$419,554	31%	$322,628	32%	$96,926	30%

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

The $332.4 million, or 34%, increase in service and other revenues from 2005 to 2006 is primarily due to a 38% increase in the average number of digital handsets in service resulting from growth in Nextel Mexico’s existing markets, as well as the expansion of service coverage during 2005 and 2006 into new markets.

The $4.5 million, or 17%, decrease in digital handset and accessory revenues from 2005 to 2006 is the result of promotions to new and existing customers that significantly lowered the average revenue earned per handset sale. These decreases were partially offset by a 42% increase in handset sales.

2.	Cost of revenues

The $61.3 million, or 29%, increase in cost of service from 2005 to 2006 is principally due to the following:

•	a $26.2 million, or 26%, increase in interconnect costs generally resulting from a 51% increase in interconnect minutes of use, partially offset by lower per minute charges achieved through volume discounts negotiated with various carriers;

•	a $20.2 million, or 26%, increase in direct switch and transmitter and receiver site costs resulting from a 36% increase in the number of sites in service from December 31, 2005 to December 31, 2006 and an increase in spectrum license fees;

•	a $10.7 million, or 38%, increase in service and repair costs largely due to increased activity under Nextel Mexico’s handset maintenance program; and

•	a $2.2 million, or 12%, increase in engineering payroll and related expenses resulting from an increase in personnel necessary to support a larger wireless network.

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

2.	Cost of revenues

The $51.3 million, or 42%, increase in cost of service from 2005 to 2006 is primarily due to the following:

•	a $26.2 million, or 46%, increase in interconnect costs resulting from a 48% increase in interconnect minutes of use;

•	a $15.6 million, or 33%, increase in direct switch and transmitter and receiver site costs, including spectrum license fees, resulting from a 23% increase in the number of sites in service from December 31, 2005 to December 31, 2006; and

•	a $6.5 million, or 56%, increase in service and repair costs largely due to increased subscribers under Nextel Brazil’s handset maintenance program.

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

2.	Cost of revenues

The $23.3 million, or 26%, increase in cost of service from 2005 to 2006 is principally a result of the following:

•	a $13.6 million, or 27%, increase in interconnect costs largely as a result of a 21% increase in interconnect minutes of use;

•	a $6.7 million, or 37%, increase in service and repair costs largely due to increased subscribers under Nextel Argentina’s handset maintenance program; and

•	a $2.6 million, or 11%, increase in direct switch and transmitter and receiver site costs, including spectrum license fees, due to a 12% increase in the number of sites in service from December 31, 2005 to December 31, 2006.

The $4.8 million, or 12%, increase in cost of digital handsets and accessory sales from 2005 to 2006 is primarily the result of a 28% increase in handset sales, as well as an 8% increase in handset upgrades, partially offset by lower handset costs.

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

NM-Not Meaningful

Because the U.S. dollar is the functional currency in Peru, Nextel Peru’s results of operations are not significantly impacted by changes in the U.S. dollar to Nuevo sol exchange rate.

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

2.	Cost of revenues

The $16.9 million, or 46%, increase in cost of service from 2005 to 2006 is largely a result of the following:

•	a $14.1 million, or 68%, increase in interconnect costs due to a 58% increase in interconnect minutes of use;

•	a $1.8 million, or 18%, increase in direct switch and transmitter and receiver site costs due to a 16% increase in the number of sites in service from December 31, 2005 to December 31, 2006; and

•	a $1.0 million, or 25%, increase in service and repair costs largely due to increased subscribers under Nextel Peru’s handset maintenance program.

The $5.9 million, or 32%, increase in cost of digital handsets and accessory sales from 2005 to 2006 is largely the result of a 45% increase in handset sales.

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

f.	Corporate and other

		% of		% of
		Corporate		Corporate
	Year Ended	and other	Year Ended	and other	Change from
	December 31,	Operating	December 31,	Operating	Previous Year
	2006	Revenues	2005	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$2,425	100%	$1,886	100%	$539	29%
Digital handset and accessory revenues	—	—	—	—	—	—

	2,425	100%	1,886	100%	539	29%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(1,863)	(77)%	(1,493)	(79)%	(370)	25%
Cost of digital handset and accessory sales	(120)	(5)%	—	—	(120)	NM

	(1,983)	(82)%	(1,493)	(79)%	(490)	33%
Selling and marketing expenses	(8,211)	(339)%	(4,635)	(246)%	(3,576)	77%
General and administrative expenses	(101,142)	NM	(52,089)	NM	(49,053)	94%

Segment losses	(108,911)	NM	(56,331)	NM	(52,580)	93%
Depreciation and amortization	(4,481)	(185)%	(4,279)	(227)%	(202)	5%

Operating loss	(113,392)	NM	(60,610)	NM	(52,782)	87%
Interest expense, net	(24,613)	NM	(20,202)	NM	(4,411)	22%
Interest income	11,705	NM	6,738	357%	4,967	74%
Foreign currency transaction (losses) gains, net	(101)	(4)%	10	1%	(111)	NM
Debt conversion expense	(5,070)	(209)%	(8,930)	NM	3,860	(43)%
Other expense, net	(1,282)	(53)%	(593)	(31)%	(689)	116%

Loss before income tax	$(132,753)	NM	$(83,587)	NM	$(49,166)	59%

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

C.	Liquidity and Capital Resources

We had a working capital surplus of $1,635.6 million as of December 31, 2007, a $995.6 million increase compared to the working capital surplus of $640.0 million as of December 31, 2006. The increase in working capital, which is defined as total current assets less total current liabilities, primarily resulted from our receipt of $1,177.2 million in net cash proceeds from the issuance of $1,200.0 million in 3.125% convertible notes, as well as Nextel Brazil’s receipt of $175.0 million in term loans as a result of the drawdown of its syndicated loan facility, partially offset by $500.1 million in cash we used to purchase shares of our common stock during the year ended December 31, 2007.

We recognized net income of $378.4 million for the year ended December 31, 2007, $294.5 million for the year ended December 31, 2006 and $174.8 million for the year ended December 31, 2005. During 2007, 2006 and 2005, our operating revenues more than offset our operating expenses, excluding depreciation and amortization, and cash capital expenditures.

Cash Flows

				Change from	Change from
	Year Ended December 31,			2006 to 2007	2005 to 2006
	2007	2006	2005	Dollars	Dollars

Net cash provided by operating activities	$659,093	$488,980	$316,319	$170,113	$172,661
Net cash used in investing activities	(944,104)	(752,924)	(389,125)	(191,180)	(363,799)
Net cash provided by financing activities	944,046	96,635	611,628	847,411	(514,993)
Effect of exchange rate changes on cash and cash equivalents	2,539	(1,636)	7,730	4,175	(9,366)

Net increase (decrease) in cash and cash equivalents	661,574	(168,945)	546,552	830,519	(715,497)
Cash and cash equivalents, beginning of year	708,591	877,536	330,984	(168,945)	546,552

Cash and cash equivalents, end of year	$1,370,165	$708,591	$877,536	$661,574	$(168,945)

Our operating activities provided us with $659.1 million of cash during 2007, a $170.1 million, or 35%, increase from 2006. Our operating activities provided us with $489.0 million of cash during 2006, a $172.7 million, or 55%, increase from 2005. Both increases were primarily due to higher operating income resulting from our profitable growth strategy, partially offset by increases in working capital investments due to the continued growth of our business.

We used $944.1 million of cash in our investing activities during 2007, a $191.2 million, or 25%, increase from 2006 due primarily to increased cash capital expenditures, our $241.8 million investment in an enhanced cash fund similar to, but not in the legal form of, a money market fund that invests primarily in asset-backed securities and $49.5 million in payments for acquisitions and purchases of licenses, primarily in Brazil and Peru. Cash capital expenditures increased $71.4 million, or 13%, to $622.7 million from $551.3 million in 2006 due to the continued build-out of our networks, primarily in Mexico and Brazil.

We used $752.9 million of cash in our investing activities during 2006, a $363.8 million, or 93%, increase from 2005 due primarily to increased capital expenditures and acquisition costs. Cash capital expenditures increased $165.4 million, or 43%, from $385.9 million in 2005 to $551.3 million in 2006 due to the accelerated build-out of our networks during 2006. We paid $209.7 million in cash for acquisitions and purchases of spectrum licenses in 2006 primarily due to our acquisition of Cosmofrecuencias, S.A. de C.V. in Mexico. We paid $27.4 million in cash for acquisitions and purchases of spectrum licenses in 2005.

Our financing activities provided us with $944.0 million of cash during 2007, primarily due to the following:

•	$1.2 billion in gross proceeds that we received from the issuance of our 3.125% convertible notes;

•	$175.0 million in borrowings under Nextel Brazil’s syndicated loan facility; and

•	$91.0 million in proceeds that we received from stock option exercises by our employees.

These increases were partially offset by $500.1 million in cash we used to repurchase our common stock.

Our financing activities provided us with $96.6 million of cash during 2006, primarily due to the following:

•	$60.9 million in additional borrowings from the refinancing of Nextel Mexico’s syndicated loan;

•	$55.4 million in proceeds that we received from stock option exercises by our employees; and

•	$6.6 million in excess tax benefits from share-based payments we recognized in connection with our adoption of SFAS 123R, which was effective January 1, 2006.

These increases were partially offset by $28.1 million in repayments under long-term credit facilities and software financing transactions.

Our financing activities provided us with $611.6 million of cash during 2005, primarily due to the following:

•	$350.0 million in gross proceeds that we raised in connection with the issuance of our 2.75% convertible notes;

•	$250.0 million in gross proceeds that we received in connection with the draw-down of our Mexico syndicated loan facility; and

•	$23.9 million in proceeds that we received from stock option exercises by our employees.

These increases were partially offset by $9.6 million in cash we used to pay debt financing costs in connection with the issuance of our 2.75% convertible notes.

D.	Future Capital Needs and Resources

Capital Resources.  Our ongoing capital resources depend on a variety of factors, including our existing cash and cash equivalents balances, the value of our short-term investment, cash flows generated by our operating companies and external financial sources that may be available. As of December 31, 2007, our capital resources included $1,370.2 million of cash and cash equivalents and $241.8 million in a short-term investment. In May 2007, we invested in an enhanced cash fund similar to, but not in the legal form of, a money market fund that invested primarily in asset-backed securities. We classified our investment as a cash equivalent because it was highly liquid at the time of the initial investment. Due to issues that arose in the U.S. credit markets, on December 6, 2007, the fund manager ceased all purchases and sales of interests in the fund and began an orderly liquidation of the portfolio’s assets. We concluded that because the fair value per unit of the fund is determined, published and the basis for current transactions, the fair value of our investment in the fund is readily determinable. As a result, we classified this investment as available-for-sale. We expect that substantially all of the fund will be liquidated by December 31, 2008.

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

Financing Activities.  In 2007, we engaged in a number of financing transactions in order to provide funding for our business and optimize our capital structure including the following:

In May 2007, we privately placed $1,000.0 million aggregate principal amount of 3.125% convertible notes due 2012, which we refer to as the 3.125% notes. In addition, we granted the initial purchaser an option to purchase up to an additional $200.0 million principal amount of 3.125% notes, which the initial purchaser exercised in full. As a result, we issued a total of $1,200.0 million principal amount of the 3.125% notes for which we received total gross proceeds of $1,200.0 million. We also incurred direct issuance costs of $22.8 million, which we recorded as a deferred financing cost that we will amortize into interest expense over the term of the 3.125% notes. The notes bear interest at a rate of 3.125% per annum on the principal amount of the notes, payable semi-annually in arrears in cash on June 15 and December 15 of each year, beginning December 15, 2007. The notes will mature on June 15, 2012 unless earlier converted or redeemed by the holders or repurchased by us.

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

In September 2007, Nextel Brazil entered into a $300.0 million syndicated loan facility. Of the total amount of the facility, $45.0 million is denominated in U.S. dollars with a floating interest rate based on LIBOR plus a specified margin ranging from 2.00% to 2.50% (Tranche A — 7.35% as of December 31, 2007). The remaining $255.0 million is denominated in U.S. dollars with a floating interest rate based on LIBOR plus a specified margin ranging from 1.75% to 2.25% (Tranche B — 7.10% as of December 31, 2007). Tranche A matures on September 14, 2014, and Tranche B matures on September 14, 2012. Nextel Brazil’s obligations under the syndicated loan facility agreement are guaranteed by all of its material operating subsidiaries and are secured by a pledge of the outstanding equity interests in Nextel Brazil and those subsidiaries. In addition, Nextel Brazil is subject to various legal and financial covenants under the syndicated loan facility that, among other things, require Nextel Brazil to maintain certain financial ratios and may limit the amount of funds that could be repatriated in certain periods. Nextel Brazil may utilize borrowings under this syndicated loan facility for capital expenditures, general corporate purposes and the repayment of specified short-term intercompany debt. In connection with this agreement, Nextel Brazil capitalized $5.0 million in deferred financing costs, which Nextel Brazil will amortize as interest expense over the term of the syndicated loan.

In October 2007, Nextel Brazil borrowed $26.2 million in term loans under Tranche A and $148.8 million in term loans under Tranche B of this syndicated loan facility. In addition, at the time of the initial drawdown, Nextel Brazil established a debt service reserve account in the amount of $12.7 million in accordance with the terms of this loan. In January 2008, Nextel Brazil borrowed an additional $3.0 million in terms loans under Tranche A and $17.0 million in term loans under Tranche B of this syndicated loan facility. The remaining $105.0 million in term loans are available under this facility until March 11, 2008, subject to the satisfaction of customary borrowing conditions.

Under an existing agreement with American Tower Corporation, during 2007 and 2006 we received $31.2 million and $9.0 million in gross proceeds, respectively, from tower sale-leaseback transactions in Mexico and Brazil.

Capital Needs and Contractual Obligations.  We currently anticipate that our future capital needs will principally consist of funds required for:

•	operating expenses relating to our networks;

•	capital expenditures to expand and enhance our networks, as discussed below under “Capital Expenditures;”

•	operating and capital expenditures related to the deployment of a next generation technology in Peru;

•	future spectrum or other related purchases;

•	debt service requirements, including tower financing and capital lease obligations;

•	cash taxes; and

•	other general corporate expenditures.

The following table sets forth the amounts and timing of contractual payments for our most significant contractual obligations determined as of December 31, 2007. The information in the table reflects future unconditional payments and is based upon, among other things, the current terms of the relevant agreements, appropriate classification of items under accounting principles generally accepted in the United States that are currently in effect and certain assumptions, such as future interest rates. Future events could cause actual payments to differ significantly from these amounts. See “Item 1A. — Risk Factors — 15. Our forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs.” Except as required by law, we disclaim any obligation to modify or update the information contained in the table.

	Payments due by period
	Less than			More than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(In thousands)

Convertible notes(1)	$47,125	$94,250	$1,275,500	$475,170	$1,892,045
Tower financing obligations(1)	51,548	103,103	103,098	321,654	579,403
Syndicated loan facilities(2)	92,763	175,563	265,134	10,190	543,650
Capital lease obligations(3)	12,799	25,798	43,115	85,375	167,087
Spectrum fees(4)	14,475	28,950	28,950	214,551	286,926
Spectrum license financing(5)	2,297	4,594	4,594	2,297	13,782
Operating leases(6)	115,956	185,406	120,181	154,079	575,622
Purchase obligations(7)	952,815	172,263	50,607	11,459	1,187,144
Other long-term obligations(8)	11,270	11,465	10,074	180,881	213,690

Total contractual commitments	$1,301,048	$801,392	$1,901,253	$1,455,656	$5,459,349

(1)	These amounts include estimated principal and interest payments over the full term of the obligation based on our expectations as to future interest rates, assuming the current payment schedule.

(2)	These amounts include principal and interest payments associated with Nextel Mexico and Nextel Brazil’s syndicated loan facilities.

(3)	These amounts represent principal and interest payments due under our co-location agreements to American Tower and our existing corporate aircraft lease. The amounts related to our existing aircraft lease exclude amounts that are contingently due in the event of our default under the lease, but do include remaining amounts due under the letter of credit provided for our new corporate aircraft. See Note 7 to our consolidated financial statements for more information.

(4)	These amounts do not include variable fees based on certain operating revenues and are subject to increases in the Mexican Consumer Pricing Index.

(5)	These amounts represent payments related to spectrum license financing in Brazil.

(6)	These amounts principally include future lease costs related to our transmitter and receiver sites and switches and office facilities.

(7)	These amounts include maximum contractual purchase obligations under various agreements with our vendors, as well as estimated amounts related to an interconnection agreement in Mexico.

(8)	These amounts include our current estimates of asset retirement obligations based on our expectations as to future retirement costs, inflation rates and timing of retirements, as well as amounts related to our FIN 48 liabilities.

In addition to the aforementioned items, as discussed in Note 9 to the accompanying consolidated financial statements, we have entered into an agreement with Motorola during 2006, which requires us to purchase a certain amount of handsets each year through December 31, 2011. Prices for handsets that will be purchased in years subsequent to 2007 were not stipulated in the agreement as they will be negotiated annually. As a result, we are not able to quantify the dollar amount of minimum purchases required under this agreement for years subsequent to 2008, and therefore, they are not included in the table above.

Capital Expenditures.  Our capital expenditures, including capitalized interest, were $666.8 million for the year ended December 31, 2007, $627.4 million for the year ended December 31, 2006 and $469.9 million for the year ended December 31, 2005. In each of these years, a substantial portion of our capital expenditures was invested in Mexico and Brazil. We expect to continue to focus our capital spending in these two markets. In the future, we expect to finance our capital spending using the most effective combination of cash from operations, cash on hand, cash from the sale or maturity of our short-term investments and proceeds from external financing that may become available. Our capital spending is expected to be driven by several factors, including:

•	the expansion of the coverage of our digital mobile networks to new market areas;

•	the construction of additional transmitter and receiver sites to increase system capacity and maintain system quality and the installation of related switching equipment in some of our existing market coverage areas;

•	the enhancement of our digital mobile network coverage around some major market areas;

•	future minimum build out requirements related to the 3.4 GHz spectrum and local concession that we acquired through the purchase of Cosmofrecuencias in Mexico;

•	the deployment of a new digital network technology within specified timeframes resulting from the 1.9 GHz spectrum that we acquired in Peru;

•	potential funding of future technology initiatives; and

•	non-network related information technology projects.

Our future capital expenditures may be affected by future technology improvements and technology choices. For example, Motorola developed a technology upgrade to the iDEN digital mobile network, the 6:1 voice coder software upgrade, which is designed to increase the capacity of iDEN networks for interconnect calls without requiring additional network infrastructure equipment. Beginning in 2004, we started selling handsets that can operate on the new 6:1 voice coder, and we have deployed the related network software modifications that are necessary to utilize this technology in some of our markets. We have experienced voice quality problems related to certain types of calls made using the 6:1 voice coder technology and in some markets, we have adjusted the network software to reduce the number of calls completed using the 6:1 voice coder technology in order to balance our network capacity needs with the need to maintain voice quality. Because we have not used the 6:1 voice coder technology to its full capacity, we have invested more capital in our infrastructure to satisfy our network capacity needs than would have been necessary if we had been able to complete a higher percentage of calls using the technology, and we may make similar investments in the future as we optimize our network to meet our capacity and voice quality requirements. If we were to decide to significantly curtail the use of the 6:1 voice coder technology in all of our markets, these investments could be significant. See “Item 1A. — Risk Factors — 2. Because we rely on one supplier to implement our digital mobile networks, any failure of that supplier to perform could adversely affect our operations.”

Future Outlook.  We believe that our current business plan, which contemplates significant network expansion in Mexico and Brazil, some network expansion in Chile and the construction of a new, complementary next generation network in Peru, will not require any additional external funding, and we will be able to operate and grow our business while servicing our debt obligations. See “Item 1A. — Risk Factors — 15. Our forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs.”

In making our assessments of a fully funded business plan, we have considered:

•	cash and cash equivalents on hand and short-term-investment available to fund our operations;

•	expected cash flows from operations;

•	future minimum build out requirements related to the 3.4 GHz spectrum and local concession that we acquired through the purchase of Cosmofrecuencias in Mexico;

•	the anticipated level of capital expenditures, including minimum build-out requirements for the 1.9 MHz spectrum we acquired in Peru;

•	the anticipated level of spectrum acquisitions;

•	our scheduled debt service; and

•	income taxes.

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

E.  Effect of Inflation and Foreign Currency Exchange

Our net assets are subject to foreign currency exchange risks since they are primarily maintained in local currencies. Additionally, a significant portion of our long-term debt, including some long-term debt incurred by our operating subsidiaries, is denominated entirely in U.S. dollars, which exposes us to foreign currency exchange risks. Nextel Argentina, Nextel Brazil and Nextel Mexico conduct business in countries in which the rate of inflation has historically been significantly higher than that of the United States. We seek to protect our earnings from inflation and possible currency depreciation by periodically adjusting the local currency prices charged by each operating company for sales of handsets and services to its customers. We routinely monitor our foreign currency exposure and the cost effectiveness of hedging instruments.

Inflation is not currently a material factor affecting our business, although rates of inflation in some of the countries in which we operate have been historically volatile. In the last two years, the inflation rate in Argentina has risen significantly, and we expect that it may continue to rise in the next several years, which will increase our costs and could reduce our profitability in Argentina. General operating expenses such as salaries, employee benefits and lease costs are, however, subject to normal inflationary pressures. From time to time, we may experience price changes in connection with the purchase of system infrastructure equipment and handsets, but we do not currently believe that any of these price changes will be material to our business.

F.  Effect of New Accounting Standards

In June 2006, the FASB ratified the consensus of the Emerging Issues Task Force, or EITF, on Issue 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation),” or EITF 06-3. EITF 06-3 states that a company should disclose its accounting policy (gross or net presentation) regarding presentation of sales and other similar taxes. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. EITF 06-3 is effective for financial reports in interim and annual reporting periods beginning after December 15, 2006. We currently disclose our policy with regard to these types of taxes in our revenue recognition policy; however we do not consider the amounts of these taxes significant for disclosure. Therefore, the adoption of EITF 06-3 in 2007 did not have a material impact on our consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 clarifies the accounting for uncertainty in income tax positions and is effective beginning January 1, 2007. FIN 48 provides that the financial statement effects of an income tax position can only be recognized when, based on the technical merits, it is “more-likely-than-not” that the position will be sustained upon examination. The cumulative effect of applying the provisions of FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings for that fiscal year. Our adoption of FIN 48 in the first quarter of 2007 resulted in a $5.2 million decrease to our retained earnings. See Note 11 to our consolidated financial statements at the end of this annual report on Form 10-K for more information.

In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurement,” or SFAS 157, which provides guidance for using fair value to measure assets and liabilities when required for recognition or disclosure purposes. SFAS 157 is intended to make the measurement of fair value more consistent and comparable and improve disclosures about these measures. Specifically, SFAS 157 (1) clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability, (2) establishes a fair value hierarchy that prioritizes the information used to develop those assumptions, (3) clarifies the information required to be used to measure fair value, (4) determines the frequency of fair value measures and (5) requires companies to make expanded disclosures about the methods and assumptions used to measure fair value and the fair value measurement’s effect on earnings. However, SFAS 157 does not expand the use of fair value to any new circumstances or determine when fair value should be used in the financial statements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with some exceptions. SFAS 157 is to be applied prospectively as of the first interim period for the fiscal year in which it is initially adopted, except for a limited form of retrospective application for some specific items. In February 2008, the FASB issued Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purpose of Lease Classification or Measurement Under Statement 13,” or FSP 157-1, in order to amend SFAS 157 to exclude FASB Statement No. 13, “Accounting for Leases,” or SFAS 13, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. In addition, in February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” or FSP 157-2, which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). We are currently evaluating the impact that SFAS 157, FSP 157-1 and FSP 157-2 may have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be included in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that SFAS No. 159 may have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS 141(R), which replaces FASB Statement No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, the adoption of SFAS 141(R) may have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of Accounting Research Bulletin No. 51,” or SFAS 160. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, the adoption of SFAS No. 160 may have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our revenues are primarily denominated in foreign currencies, while a significant portion of our operations are financed in U.S. dollars through our convertible notes, a portion of our syndicated loan facility in Mexico and our syndicated loan facility in Brazil. As a result, fluctuations in exchange rates relative to the U.S. dollar expose us to foreign currency exchange risks. These risks include the impact of translating our local currency reported earnings into U.S. dollars when the U.S. dollar strengthens against the local currencies of our foreign operations. In addition, Nextel Mexico, Nextel Brazil, Nextel Argentina and Nextel Chile purchase some capital assets and the majority of handsets in U.S. dollars, but record the related revenue generated from their operations in local currency.

We enter into derivative transactions only for hedging or risk management purposes. We have not and will not enter into any derivative transactions for speculative or profit generating purposes. As of December 31, 2007, we have not entered into any derivative transactions to hedge our foreign currency transaction risk during 2007 or any future period.

Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. As of December 31, 2007, $1,884.9 million, or 83%, of our total consolidated debt was fixed rate debt, and the remaining $381.6 million, or 17%, of our total consolidated debt was variable rate debt. In July 2005, Nextel Mexico entered into an interest rate swap agreement to hedge the variability of future cash flows associated with the $31.0 million Mexican peso-denominated variable interest rate portion of its syndicated loan facility. Under the interest rate swap, Nextel Mexico agreed to exchange the difference between the variable Mexican reference rate, TIIE, and a fixed interest rate, based on a notional amount of $31.4 million. The interest rate swap fixed the amount of interest expense associated with this portion of the Mexico syndicated loan facility effective August 31, 2005.

The table below presents principal amounts, related interest rates by year of maturity and aggregate amounts as of December 31, 2007 for our fixed rate debt obligations, including our convertible notes, our syndicated loan facilities in Mexico and Brazil, our tower financing obligations, the notional amounts of our purchased call options and written put options and the fair value of our interest rate swap. We determined the fair values included in this section based on:

•	quoted market prices for our convertible notes;

•	carrying values for our tower financing obligations and syndicated loan facility as interest rates were set recently when we entered into these transactions; and

•	market values as determined by an independent third party investment banking firm for our purchased call options, written put options and interest rate swap.

The changes in the fair values of our consolidated debt compared to their fair values as of December 31, 2006 reflect changes in applicable market conditions, as well as the issuance of our 3.125% convertible notes, the drawdown of Nextel Brazil’s syndicated loan facility and our acceptance of a tender offer for 99.99% of our 2.875% convertible notes. All of the information in the table is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows associated with our consolidated long-term debt are denominated in U.S. dollars (US$), Mexican pesos (MP) and Brazilian reais (BR).

	Year of Maturity						2007		2006
	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total	Fair Value	Total	Fair Value
	(dollars in thousands)

Long-Term Debt:
Fixed Rate (US$)	$1,642	$1,846	$1,859	$1,912	$1,219,682	$350,041	$1,576,982	$1,489,671	$678,202	$1,258,202
Average Interest Rate	10.0%	10.0%	10.0%	10.0%	3.2%	2.8%	3.2%		3.1%
Fixed Rate (MP)	$40,771	$41,537	$6,082	$7,174	$8,471	$107,766	$211,801	$211,801	$189,867	$189,867
Average Interest Rate	11.9%	11.9%	16.1%	16.1%	16.1%	15.9%	14.5%		14.4%
Fixed Rate (BR)	$3,035	$3,455	$4,001	$4,717	$5,652	$75,274	$96,134	$96,134	$75,589	$75,589
Average Interest Rate	18.9%	19.8%	20.7%	21.5%	22.3%	25.9%	24.8%		25.5%
Variable Rate (US$)	$—	$23,636	$47,273	$203,873	$47,273	$9,545	$331,600	$331,600	$156,600	$156,600
Average Interest Rate	—	7.1%	7.1%	6.5%	7.1%	7.1%	6.8%		6.7%
Variable Rate (MP)	$25,000	$25,000	$—	$—	$—	$—	$50,000	$50,000	$57,423	$57,423
Average Interest Rate	8.7%	8.7%	—	—	—	—	8.7%		8.5%
Interest Rate Swap:
Variable to Fixed	$13,210	$13,210	$—	$—	$—	$—	$26,420	$(546)	$29,128	$(1,406)
Average Pay Rate	10.8%	10.8%	—	—	—	—	10.8%		10.8%
Average Receive Rate	8.7%	8.7%	—	—	—	—	8.7%		8.5%

Item 8.	Financial Statements and Supplementary Data

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

As of December 31, 2007, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management teams in the United States and in our operating companies, including our chief executive officer and chief financial officer. Based on and as of the date of such evaluation, our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment using the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that as of December 31, 2007, our internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, who audited and reported on our financial statements included in this annual report, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2007, as stated in its Report of Independent Registered Public Accounting Firm.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

Except as to certain information regarding executive officers included in Part I hereof and incorporated herein by reference, the information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2008 Annual Meeting of Stockholders under the captions “Election of Directors,” “Governance of the Company — Committees of the Board — Audit Committee,” “Securities Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” and “Governance of the Company — Code of Ethics.”

Item 11.	Executive Compensation

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2008 Annual Meeting of Stockholders under the captions “Director Compensation” and “Executive Compensation” (except for the information set forth under the captions “Executive Compensation — Compensation Committee Report on Executive Compensation”).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2008 Annual Meeting of Stockholders under the captions “Securities Ownership — Securities Ownership of Certain Beneficial Owners” and “— Securities Ownership of Management” and “Executive Compensation — Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2008 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions.”

Item 14.	Principal Accounting Fees and Services

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2008 Annual Meeting of Stockholders under the captions “Audit Information — Fees Paid to Independent Registered Public Accounting Firm” and ‘‘— Audit Committee Pre-Approval Policies and Procedures.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements. Financial statements and report of independent registered public accounting firm filed as part of this report are listed below:

(2)	Financial Statement Schedule. The following financial statement schedule is filed as part of this report. Schedules other than the schedule listed below are omitted because they are either not required or not applicable.

Page

Schedule II — Valuation and Qualifying Accounts	F-46

(3)	List of Exhibits. The exhibits filed as part of this report are listed in the Exhibit Index, which is incorporated in this item by reference.

(b) Exhibits. See Item 15(a)(3) above.

(c) Financial Statement Schedule. See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NII HOLDINGS, INC.

By:	/s/ Daniel E. Freiman
Daniel E. Freiman
Vice President and Controller
(On behalf of the registrant and as
Principal Accounting Officer)

February 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2008.

Signature	Title

/s/ Steven M. Shindler Steven M. Shindler	Executive Chairman of the Board of Directors

/s/ Steven P. Dussek Steven P. Dussek	Chief Executive Officer and Director

/s/ Gokul Hemmady Gokul Hemmady	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ George A. Cope George A. Cope	Director

/s/ John Donovan John Donovan	Director

/s/ Neal P. Goldman Neal P. Goldman	Director

/s/ Charles M. Herington Charles M. Herington	Director

/s/ Carolyn Katz Carolyn Katz	Director

/s/ Donald E. Morgan Donald E. Morgan	Director

/s/ John W. Risner John W. Risner	Director

NII HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NII Holdings Inc.:

In our opinion, the consolidated financial statements listed in the index under Item 15(a)(1) present fairly, in all material respects, the financial position of NII Holdings Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain income tax positions in 2007 and the manner in which it accounts for share-based compensation in 2006.

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

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
February 27, 2008

NII HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	December 31,	December 31,
	2007	2006

ASSETS
Current assets
Cash and cash equivalents	$1,370,165	$708,591
Short-term investment	241,764	—
Accounts receivable, less allowance for doubtful accounts of $20,204 and $15,928	438,348	298,470
Handset and accessory inventory	107,314	70,247
Deferred income taxes, net	121,512	60,450
Prepaid expenses and other	110,736	71,376

Total current assets	2,389,839	1,209,134
Property, plant and equipment, net	1,853,082	1,389,150
Intangible assets, net	410,447	369,196
Deferred income taxes, net	541,406	186,867
Other assets	241,962	143,331

Total assets	$5,436,736	$3,297,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$125,040	$107,687
Accrued expenses and other	436,703	342,465
Deferred revenues	109,640	83,952
Accrued interest	12,439	11,703
Current portion of long-term debt	70,448	23,294

Total current liabilities	754,270	569,101
Long-term debt	2,196,069	1,132,442
Deferred revenues	32,892	36,156
Deferred credits	158,621	110,033
Other long-term liabilities	126,511	103,466

Total liabilities	3,268,363	1,951,198

Commitments and contingencies (Note 9)
Stockholders’ equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized — 2007 and 2006, no shares issued or outstanding — 2007 and 2006	—	—
Common stock, par value $0.001, 600,000 shares authorized — 2007 and 2006, 169,910 shares issued and outstanding — 2007, 161,814 shares issued and outstanding — 2006	170	162
Paid-in capital	1,091,672	723,644
Retained earnings	1,003,799	630,538
Accumulated other comprehensive income (loss)	72,732	(7,864)

Total stockholders’ equity	2,168,373	1,346,480

Total liabilities and stockholders’ equity	$5,436,736	$3,297,678

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005

Operating revenues
Service and other revenues	$3,184,696	$2,279,922	$1,666,613
Digital handset and accessory revenues	111,599	91,418	79,226

	3,296,295	2,371,340	1,745,839

Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	879,679	617,669	464,651
Cost of digital handset and accessory sales	415,015	311,307	251,192
Selling, general and administrative	1,077,893	780,373	545,235
Depreciation	289,897	194,817	123,990
Amortization	14,727	7,405	6,142

	2,677,211	1,911,571	1,391,210

Operating income	619,084	459,769	354,629

Other income (expense)
Interest expense, net	(128,733)	(89,379)	(72,470)
Interest income	67,429	51,057	32,611
Foreign currency transaction gains, net	19,008	3,557	3,357
Debt conversion expense	(26,429)	(5,070)	(8,930)
Other expense, net	(1,914)	(6,000)	(8,621)

	(70,639)	(45,835)	(54,053)

Income before income tax provision	548,445	413,934	300,576
Income tax provision	(170,027)	(119,444)	(125,795)

Net income	$378,418	$294,490	$174,781

Net income, per common share, basic	$2.27	$1.91	$1.19

Net income, per common share, diluted	$2.11	$1.67	$1.06

Weighted average number of common shares outstanding, basic	166,749	154,085	146,336

Weighted average number of common shares outstanding, diluted	184,256	184,282	176,562

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

						Accumulated Other
						Comprehensive (Loss) Income
						Unrealized
						Loss on
						Derivatives	Cumulative	Total
	Common Stock		Paid-in	Retained	Deferred	and	Translation	Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Investments	Adjustment	Equity

Balance, January 1, 2005	139,662	$140	$316,983	$161,267	$(12,644)	$(1,821)	$(41,978)	$421,947
Net income	—	—	—	174,781	—	—	—	174,781
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	21,526	21,526
Unrealized loss on derivatives, net of reclassification for losses included in other expense and net of taxes of $1,351	—	—	—	—	—	(3,307)	—	(3,307)

Total comprehensive income	—	—	—	—	—	—	—	193,000

Issuance of restricted stock	—	—	229	—	(229)	—	—	—
Amortization of restricted stock expense	—	—	—	—	5,445	—	—	5,445
Reversal of deferred tax asset valuation allowances	—	—	69,228	—	—	—	—	69,228
Conversion of 3.5% convertible notes to common stock	6,636	6	88,472	—	—	—	—	88,478
Reclassification of deferred financing costs on debt conversion	—	—	(1,974)	—	—	—	—	(1,974)
Exercise of stock options	5,850	6	23,885	—	—	—	—	23,891
Tax benefits on exercise of stock options	—	—	11,386	—	—	—	—	11,386

Balance, December 31, 2005	152,148	152	508,209	336,048	(7,428)	(5,128)	(20,452)	811,401
Net income	—	—	—	294,490	—	—	—	294,490
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	15,532	15,532
Reclassification for losses on derivatives included in other expense, net of taxes of $882	—	—	—	—	—	2,184	—	2,184

Total comprehensive income	—	—	—	—	—	—	—	312,206

Implementation of SFAS 123R	—	—	(7,428)	—	7,428	—	—	—
Share-based payment expense for equity-based awards	—	—	45,864	—	—	—	—	45,864
Reversal of deferred tax asset valuation allowances	—	—	24,573	—	—	—	—	24,573
Conversion of 3.5% convertible notes to common stock	6,864	7	91,515	—	—	—	—	91,522
Reclassification of deferred financing costs on debt conversion	—	—	(1,453)	—	—	—	—	(1,453)
Exercise of stock options	2,802	3	55,401	—	—	—	—	55,404
Tax benefits on exercise of stock options	—	—	6,963	—	—	—	—	6,963

Balance, December 31, 2006	161,814	162	723,644	630,538	—	(2,944)	(4,920)	1,346,480
Cumulative effect of adopting FIN 48	—	—	—	(5,157)	—	—	—	(5,157)
Net income	—	—	—	378,418	—	—	—	378,418
Other comprehensive income:
Foreign currency translation adjustment, net of taxes	—	—	—	—	—	—	79,553	79,553
Unrealized loss on available-for-sale securities	—	—	—	—	—	(50)	—	(50)
Reclassification for losses on derivatives included in other expense, net of taxes of $493	—	—	—	—	—	1,093	—	1,093

Total comprehensive income	—	—	—	—	—	—	—	459,014

Repurchase of common stock	(7,402)	(7)	(500,080)	—	—	—	—	(500,087)
Share-based payment expense for equity-based awards	—	—	66,670	—	—	—	—	66,670
Reversal of deferred tax asset valuation allowances	—	—	407,041	—	—	—	—	407,041
Conversion of 2.75% convertible notes and 2.875% convertible notes to common stock	11,268	11	295,649	—	—	—	—	295,660
Exercise of stock options	4,230	4	90,992	—	—	—	—	90,996
Tax benefit on exercise of stock options	—	—	(1,627)	—	—	—	—	(1,627)
Tax benefit of prior periods’ stock option exercises	—	—	9,383	—	—	—	—	9,383

Balance, December 31, 2007	169,910	$170	$1,091,672	$1,003,799	$—	$(1,901)	$74,633	$2,168,373

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net income	$378,418	$294,490	$174,781
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt financing costs	6,889	4,724	3,365
Depreciation and amortization	304,624	202,222	130,132
Provision for losses on accounts receivable	46,360	30,327	19,751
Foreign currency transaction gains, net	(19,008)	(3,557)	(3,357)
Deferred income tax provision	51,748	38,836	49,693
Utilization of deferred credit	(21,087)	(8,854)	(3,390)
Share-based payment expense	67,010	45,951	5,445
Excess tax benefit from share-based payment	—	(6,599)	—
Accretion of asset retirement obligations	5,900	4,273	3,902
Loss on short-term investment	3,320	—	—
Contingency reversals, net of charges	(13,141)	(5,563)	(2,100)
Other, net	2,616	(9,792)	9,341
Change in assets and liabilities:
Accounts receivable, gross	(166,645)	(108,353)	(80,674)
Handset and accessory inventory	(35,766)	(15,414)	(24,235)
Prepaid expenses and other	(33,729)	(30,674)	7,002
Other long-term assets	(35,514)	(19,911)	(23,136)
Accounts payable, accrued expenses and other	90,992	50,474	33,642
Current deferred revenue	21,526	23,981	14,602
Other long-term liabilities	4,580	2,419	1,555

Net cash provided by operating activities	659,093	488,980	316,319

Cash flows from investing activities:
Capital expenditures	(622,729)	(551,256)	(385,908)
Payments for acquisitions, purchases of licenses and other	(49,530)	(209,650)	(27,357)
Transfers to restricted cash	(29,062)	(298)	—
Purchases of short-term investments	(269,061)	—	(14,143)
Proceeds from maturities of short-term investments	—	7,371	38,633
Proceeds from sales of short-term investments	23,927	—	6,996
Proceeds from sale of fixed assets and insurance claims	2,351	1,008	—
Payments related to derivative instruments	—	(99)	(7,346)

Net cash used in investing activities	(944,104)	(752,924)	(389,125)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	1,200,000	—	350,000
Payments to repurchase common stock	(500,087)	—	—
Borrowings under syndicated loan facilities	175,000	60,885	250,000
Repayments under syndicated loan facilities	(18,309)	(14,725)	—
Proceeds from stock option exercises	90,996	55,404	23,891
Excess tax benefit from share-based payment	—	6,599	—
Proceeds from towers financing transactions	29,827	8,735	2,241
Transfers to restricted cash	—	—	(652)
Repayments under capital leases and tower financing transactions	(5,440)	(4,220)	(4,220)
Repayments under software financing transactions	—	(13,375)	—
Payment of debt financing costs	(27,941)	(2,668)	(9,632)

Net cash provided by financing activities	944,046	96,635	611,628

Effect of exchange rate changes on cash and cash equivalents	2,539	(1,636)	7,730

Net increase (decrease) in cash and cash equivalents	661,574	(168,945)	546,552
Cash and cash equivalents, beginning of year	708,591	877,536	330,984

Cash and cash equivalents, end of year	$1,370,165	$708,591	$877,536

The accompanying notes are an integral part of these consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Operations and Significant Accounting Policies

Operations.  We provide digital wireless communication services, primarily targeted at meeting the needs of customers who use our services in their businesses and individuals that have medium to high usage patterns, both of whom value our multi-function handsets, including our Nextel Direct Connect feature, and our high level of customer service. We provide these services through operating companies located in selected Latin American markets, with our principal operations located in major business centers and related transportation corridors of Mexico, Brazil, Argentina and Peru. In addition, we offer our digital services on a limited basis in Santiago, Chile. The markets we serve are generally characterized by high population densities in major urban and suburban centers, which we refer to as major business centers, and where we believe there is a concentration of the country’s business users and economic activity. We believe that vehicle traffic congestion, low wireline service penetration and the expanded coverage of wireless networks in these major business centers encourage the use of the mobile wireless communications services that we offer.

We use a transmission technology called integrated digital enhanced network, or iDEN, technology developed by Motorola, Inc. to provide our digital mobile services on 800 MHz spectrum holdings in all of our digital markets. This technology, which is the only digital technology currently available that can be used on non-contiguous spectrum like ours, allows us to use our spectrum efficiently and offer multiple digital wireless services integrated into a variety of digital handset devices. The services we offer include:

•	mobile telephone service, including advanced calling features such as speakerphone, conference calling, voice-mail, call forwarding and additional line service;

•	Nextel Direct Connect® service, which allows subscribers anywhere on our network to talk to each other instantly, on a “push-to-talk” basis, private one-to-one call or group call;

•	International Direct Connect® service, together with Sprint Nextel Corporation and TELUS Corporation, which allows subscribers to communicate instantly across national borders with our subscribers in Mexico, Brazil, Argentina, Peru and Chile, with Sprint Nextel Corporation subscribers using compatible handsets in the United States and, except for our customers in Chile, with TELUS subscribers using compatible handsets in Canada;

•	mobile internet services, text messaging services, e-mail services including Blackberrytm services that we recently introduced, location-based services, which include the use of Global Positioning System (GPS) technologies, digital media services and advanced Javatm enabled business applications, which are generally marketed as “Nextel Onlinesm” services; and

•	international roaming capabilities, which are marketed as “Nextel Worldwidesm” services.

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

Concentrations of Risk.  Substantially all of our revenues are generated from our operations located in Mexico, Brazil and Argentina. Regulatory entities in each country regulate the licensing, construction, acquisition, ownership and operation of our digital mobile networks, and certain other aspects of our business, including some of

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.  Summary of Operations and Significant Accounting Policies — (Continued)

the rates we charge our customers. Changes in the current telecommunications statutes or regulations in any of these countries could adversely affect our business. In addition, as of December 31, 2007 and 2006, approximately $3,837.8 million and $2,615.7 million, respectively, of our assets were owned by Nextel Mexico and Nextel Brazil. Political, financial and economic developments in Mexico and Brazil could impact the recoverability of our assets.

Motorola is currently our sole source for most of the digital network equipment and substantially all of the handsets used throughout our markets, except for the Blackberry handset, which is manufactured by Research in Motion, or RIM. If Motorola fails to deliver system infrastructure equipment and handsets or enhancements to the features and functionality of our networks on a timely, cost-effective basis, we may not be able to adequately service our existing customers or attract new customers. Nextel Communications, a subsidiary of Sprint Nextel Corporation, is the largest customer of Motorola with respect to iDEN technology and, in the past, has provided significant support with respect to new product development for that technology. Sprint Nextel Corporation has announced plans to migrate Nextel’s push-to-talk services to a next generation CDMA network platform, which we believe has contributed to a recent decline in Motorola’s support for the development of new iDEN handset models. As a result, we have had access to a reduced number of new handset models, which has made it more difficult for us to compete effectively in some of our markets where new handset styles and features are heavily valued by customers. Lower levels of iDEN equipment purchases by Sprint Nextel Corporation could also significantly increase our costs for equipment and new network features and handset developments and could impact Motorola’s decision to continue to support iDEN technology beyond their current commitment. In the event Motorola determines not to continue supporting or enhancing our iDEN based infrastructure and handsets, because Sprint Nextel Corporation decreases its use of iDEN technology or otherwise, we may be materially adversely affected. We expect to continue to rely principally on Motorola for the manufacture of a substantial portion of the equipment necessary to construct, enhance and maintain our iDEN-based digital mobile networks and for the manufacture of iDEN compatible handsets. See Note 9 for more information.

Financial instruments that potentially subject us to significant amounts of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. Our cash and cash equivalents are deposited with high-quality financial institutions. At times, we maintain cash balances in excess of Federal Deposit Insurance Corporation (or the foreign country equivalent institution) limits. Our short-term investment consists of one fund, which primarily invests in asset-backed securities. Approximately 9% of the holdings in this fund consist of securities that may involve risk exposure associated with investments in sub-prime mortgages. See Note 2 for further information. Our accounts receivable are generally unsecured. In some cases, for certain higher risk customers, we require a customer deposit. We routinely assess the financial strength of our customers and maintain allowances for anticipated losses, where necessary.

Foreign Currency.  In Mexico, Brazil, Argentina and Chile, the functional currency is the local currency, while in Peru the functional currency is the U.S. dollar since it is the currency used for substantially all transactions. We translate the results of operations for our non-U.S. subsidiaries and affiliates from the designated functional currency to the U.S. dollar using average exchange rates during the relevant period, while we translate assets and liabilities at the exchange rate in effect at the reporting date. We translate equity balances at historical rates. We report the resulting gains or losses from translating foreign currency financial statements as other comprehensive income or loss. We remeasure Nextel Peru’s financial statements into U.S. dollars and record remeasurement gains and losses in the statement of operations. For the years ended December 31, 2007 and 2006, we reported remeasurement gains in our income tax provision of $2.2 million and $2.3 million, respectively, related to Nextel Peru’s deferred tax assets and liabilities.

In general, monetary assets and liabilities designated in U.S. dollars give rise to foreign currency realized and unrealized transaction gains and losses, which we record in the consolidated statement of operations as foreign currency transaction gains, net. We report the effects of changes in exchange rates associated with certain U.S. dollar-denominated intercompany loans and advances to our foreign subsidiaries that are of a long-term investment nature as other comprehensive income or loss in our consolidated financial statements. We have determined that certain U.S. dollar-denominated intercompany loans and advances to Nextel Brazil and Nextel Chile and an intercompany payable due to Nextel Mexico are of a long-term investment nature.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.  Summary of Operations and Significant Accounting Policies — (Continued)

Supplemental Cash Flow Information.

	Year Ended December 31,
	2007	2006	2005
	(in thousands)

Capital expenditures
Cash paid for capital expenditures, including capitalized interest	$622,729	$551,256	$385,908
Change in capital expenditures accrued and unpaid or financed, including accreted interest capitalized	44,029	76,169	83,958

	$666,758	$627,425	$469,866

Interest costs
Interest expense, net	$128,733	$89,379	$72,470
Interest capitalized	5,671	13,483	9,544

	$134,404	$102,862	$82,014

Acquisitions of assets and business combinations
Fair value of assets acquired	$49,530	$288,735	$48,442
Less: liabilities assumed and deferred tax liabilities incurred	—	(78,854)	(34,340)
Less: cash acquired	—	(231)	(9)

	$49,530	$209,650	$14,093

Cash paid for interest, net of amounts capitalized	$93,942	$61,561	$40,304

Cash paid for income taxes	$137,541	$87,738	$81,057

For the years ended December 31, 2007, 2006 and 2005, we had $13.9 million, $20.1 million and $9.1 million in non-cash financing activities related to co-location capital lease obligations on our communication towers. During the year ended December 31, 2006, Nextel Brazil and Nextel Argentina financed $4.0 million and $3.0 million, respectively, in software purchased from Motorola, Inc. As discussed in Note 7, during the year ended December 31, 2005, Nextel Mexico financed $7.7 million in software purchased from Motorola, Inc., and Nextel Brazil financed $7.6 million of licenses it acquired from the Brazilian government.

During 2005, we revised the accounting for our corporate aircraft lease from an operating lease to a capital lease. See Note 7 for additional information.

As discussed in Note 7, in the third quarter of 2007, 99.99% of the $300.0 million in outstanding principal amount of our 2.875% convertible notes was converted into 11,268,103 shares of our common stock. In addition, in the fourth quarter of 2006, the remaining principal amount of our 3.5% convertible notes was fully converted into 6,852,150 shares of our common stock.

Cash and Cash Equivalents.  We consider all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents primarily consist of money market funds and other similarly structured funds.

Short-Term Investment.  Our short-term investment consists of an enhanced cash fund similar to, but not in the legal form of, a money market fund that invests primarily in asset-backed securities. We classify investments in debt securities as available-for-sale as of the balance sheet date and report them at fair value. We record unrealized gains and losses, net of income tax, as other comprehensive income or loss. During the years ended December 31, 2007, 2006 and 2005, we did not have any material unrealized gains or losses for available-for-sale securities. We report realized gains or losses, as determined on a specific identification basis, and other-than-temporary declines in value, if any, in realized gains or losses on investments. We assess declines in the value of individual investments to determine whether the decline is other-than-temporary and thus the investment is impaired. We make these assessments by considering available evidence, including changes in general market conditions, specific industry and individual company data, the length of time and the extent to which the market value has been less than cost, the

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.  Summary of Operations and Significant Accounting Policies — (Continued)

financial condition and near-term prospects of the individual company and our intent and ability to hold the investment. See Note 2 for additional information.

Handset and Accessory Inventory.  We record handsets and accessories at the lower of cost or market. We determine cost by the weighted average costing method. We expense handset costs at the time of sale and classify such costs in cost of digital handset and accessory sales. We write down our inventory to cover losses related to obsolete and slow moving inventory. As of December 31, 2007 and 2006, our provision for inventory losses was $3.7 million and $6.0 million, respectively.

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

We calculate depreciation using the straight-line method based on estimated useful lives ranging from 3 to 20 years for digital mobile network equipment and network software and 3 to 10 years for office equipment, furniture and fixtures, and other, which includes non-network internal use software. We depreciate our corporate aircraft capital lease using the straight-line method based on the lease term of eight years. We include depreciation expense on our corporate aircraft capital lease and other capital leases in accumulated depreciation and amortization. We amortize leasehold improvements over the shorter of the lease terms or the useful lives of the improvements.

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

Asset Retirement Obligations.  We record an asset retirement obligation and an associated asset retirement cost when we have a legal obligation in connection with the retirement of tangible long-lived assets. Our obligations arise from certain of our leases and relate primarily to the cost of removing our equipment from such leased sites. We report asset retirement obligations and related asset retirement costs at fair value computed using discounted cash flow techniques. In addition, we review the adequacy of asset retirement obligations on a regular basis and more often if changes in events or circumstances warrant it. As of December 31, 2007 and 2006, our asset retirement obligations were as follows (in thousands):

	2007	2006

Balance, January 1	$29,297	$14,923
New asset retirement obligations	5,889	10,498
Accretion	5,900	4,273
Settlement of asset retirement obligations	(1,384)	(111)
Foreign currency translation and other	1,484	(286)

Balance, December 31	$41,186	$29,297

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

Valuation of Long-Lived Assets.  We review for impairment long-lived assets such as property, plant and equipment and identifiable intangible assets with definite useful lives, which includes our licenses, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, we recognize a loss, if any, for the difference between the fair value and carrying value of the asset.

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

Allowance for Doubtful Accounts.  We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimated losses. Our methodology for determining our allowance for doubtful accounts receivable requires significant estimates. Since we have over one million accounts, it is impracticable to review the collectibility of all individual accounts when we determine the amount of our allowance for doubtful accounts receivable each period. Therefore, we consider a number of factors in establishing the allowance on a market-by-market basis, including historical collection experience, current economic trends, estimates of forecasted write-offs, agings of the accounts receivable portfolio and other factors. While we believe that the estimates we use are reasonable, actual results could differ from those estimates.

Customer Related Direct Costs.  We recognize all costs of handset sales when title and risk of loss passes upon delivery of the handset to the customer.

Advertising Costs.  We expense costs related to advertising and other promotional expenditures as incurred. Advertising costs totaled $88.7 million, $63.9 million and $46.4 million during the years ended December 31, 2007, 2006 and 2005, respectively.

Stock-Based Compensation.  Through December 31, 2005, we accounted for share-based payments using the intrinsic value method under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and related interpretations, as permitted by Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock Based Compensation,” or SFAS 123. In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the grant date. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment,” or SFAS 123R. We used the modified prospective transition method and therefore did not restate our prior period’s results. Share-based payment expense for all share-based payment awards granted after January 1, 2006 is estimated in accordance with the provisions of SFAS 123R. We recognize these compensation costs net of actual forfeitures for only those shares expected to vest on a straight-line basis over the requisite service period of the award. See Note 12 for more information.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.  Summary of Operations and Significant Accounting Policies — (Continued)

Net Income Per Common Share, Basic and Diluted.  Basic net income per common share includes no dilution and is computed by dividing the net income by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution of securities that could participate in our earnings. As presented for the year ended December 31, 2007, our calculation of diluted net income per share includes common shares resulting from shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans and our restricted stock, as well as common shares resulting from the potential conversion of our 2.75% convertible notes. Our calculation of diluted net income per share for the year ended December 31, 2007 also includes shares that would have been issued had our 2.875% convertible notes been converted at the beginning of the year instead of on the actual conversion date. We did not include the common shares resulting from the potential conversion of our 3.125% convertible notes since their effect would have been antidilutive to our net income per share.

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

The following tables provide a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31, 2007
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(in thousands, except per share data)

Basic net income per common share:
Net income	$378,418	166,749	$2.27
Effect of dilutive securities:
Stock options	—	3,633
Restricted stock	—	524
Convertible notes, net of capitalized interest and taxes	10,395	13,350

Diluted net income per common share:
Net income	$388,813	184,256	$2.11

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

Repurchase of Common Stock.  In May 2007, our Board of Directors authorized a program to repurchase shares of our common stock for cash. The Board of Directors approved the repurchase of shares having an aggregate market value of up to $500.0 million, depending on market conditions and other factors. As of December 31, 2007, we purchased $500.0 million in cash, plus $0.1 million in commissions, of our common stock, which completed the stock repurchase program that our Board of Directors initiated in May 2007. Under this program, we repurchased a total of 7,401,543 shares of our common stock, including 3,357,818 shares that we repurchased during the fourth quarter of 2007. We treated purchases under this program as effective retirements of the purchased shares and therefore reduced our reported shares issued and outstanding by the number of shares repurchased. In addition, we recorded the excess of the purchase price over the par value of the common stock as a reduction to paid-in capital.

On January 7, 2008, we announced that our Board of Directors authorized us to purchase up to an additional $500.0 million in value of our common stock under a new stock repurchase program.

Debt Financing Costs.  We defer costs incurred to obtain new debt financing as other non-current assets. We amortize debt financing costs over the shorter of the term of the underlying debt or the holder’s first put date, when applicable, using the effective interest method. We reclassify to paid-in capital the net carrying value of deferred financing costs related to convertible notes that are converted by the holder.

Income Taxes.  We account for income taxes using the asset and liability method, under which we recognize deferred income taxes for the tax consequences attributable to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, as well as for tax loss carryforwards and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable or settled. We recognize the effect on deferred taxes of a change in tax rates in income in the period that includes the enactment date. We provide a valuation allowance against deferred tax assets if, based upon the weight of available evidence, we do not believe it is “more-likely-than-not” that some or all of the deferred tax assets will be realized. We report remeasurement gains and losses related to deferred tax assets and liabilities in our income tax provision.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.  Summary of Operations and Significant Accounting Policies — (Continued)

Historically, a substantial portion of our deferred tax asset valuation allowance related to deferred tax assets that, if realized, would not result in a benefit to our income tax provision. In accordance with Statement of Position, or SOP, 90-7, “Financial Reporting By Entities in Reorganization Under the Bankruptcy Code,” or SOP 90-7, we recognize decreases in the valuation allowance existing at the reorganization date first as a reduction in the carrying value of intangible assets existing at the reorganization date and then as an increase to paid-in capital. As of December 31, 2004, we reduced to zero the carrying value of our intangible assets existing at the reorganization date. As of December 31, 2007, due to satisfying the more-likely-than-not criteria in Brazil, we substantially reduced the amount of our deferred tax asset valuation allowance that existed at the reorganization date by increasing paid-in capital. We will record future decreases, if any, of the valuation allowance existing on the reorganization date as an increase to paid-in capital. We will record decreases, if any, of the post- reorganization valuation allowance as a benefit to our income tax provision. Using a “with-and-without” method, in accordance with SFAS 123R, we recognize decreases in the valuation allowance attributable to the excess tax benefits resulting from the exercise of employee stock options as an increase to paid-in capital. In each market and in the United States, we recognize decreases in the valuation allowance first as a decrease in the remaining valuation allowance that existed as of the reorganization date, then as a decrease in any post-reorganization valuation allowance, and finally as a decrease of the valuation allowance associated with stock option deductions.

We assess the realizability of our deferred tax assets at each reporting period. Our assessments generally consider several factors, including the reversal of existing deferred tax asset temporary differences, projected future taxable income, tax planning strategies and historical and future book income adjusted for permanent book-to-tax differences.

During the fourth quarter of 2007, we changed our historic position regarding the repatriation of foreign earnings back to the United States. Historically, we have not recorded any U.S. Federal, state or foreign tax provision on the undistributed earnings of our foreign subsidiaries other than income that has been previously taxed in the U.S. under the subpart F rules, as it has been our intention to indefinitely reinvest such undistributed earnings outside of the United States. In the fourth quarter of 2007, we provided a $69.6 million provision for U.S. Federal, state and foreign taxes on future remittances to the U.S. of certain undistributed earnings (other than income that has been previously taxed in the U.S. under the subpart F rules) of our Argentine and Mexican subsidiaries. Other than this $69.6 million provision, at this time, it remains our intention to indefinitely reinvest all other undistributed earnings of our foreign subsidiaries outside the United States. Should additional amounts of our foreign subsidiaries’ undistributed earnings be remitted to the U.S. as dividends, we may be subject to additional U.S. income taxes (net of allowable foreign tax credits) and foreign withholding taxes.

Change in Accounting Principle.  Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R. We used the modified prospective transition method and therefore did not restate our prior period’s results. Under this transition method, share-based payment expense for the year ended December 31, 2006 includes compensation expense for all share-based payment awards granted prior to, but not fully vested as of, January 1, 2006. Share-based payment expense for all share-based payment awards granted after January 1, 2006 is estimated in accordance with the provisions of SFAS 123R. See Note 12 for more information.

Reclassifications.  We have reclassified some prior period amounts to conform to our current year presentation. These reclassifications did not have a material impact on previously reported balances.

New Accounting Pronouncements.  In June 2006, the Financial Accounting Standards Board, or the FASB, ratified the consensus of the Emerging Issues Task Force, or EITF, on Issue 06-3, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation),” or EITF 06-3. EITF 06-3 states that a company should disclose its accounting policy (gross or net presentation) regarding presentation of sales and other similar taxes. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. EITF 06-3 is effective for financial reports in interim and annual reporting periods beginning after December 15, 2006. We currently disclose our policy with regard to these types of taxes in our revenue recognition policy; however we do not consider the amounts of these taxes significant for disclosure. Therefore, the adoption of EITF 06-3 in 2007 did not have a material impact on our consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.  Summary of Operations and Significant Accounting Policies — (Continued)

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 clarifies the accounting for uncertainty in income tax positions and is effective beginning January 1, 2007. FIN 48 provides that the financial statement effects of an income tax position can only be recognized when, based on the technical merits, it is “more-likely-than-not” that the position will be sustained upon examination. The cumulative effect of applying the provisions of FIN 48 is required to be reported as an adjustment to the opening balance of retained earnings for that fiscal year. Our adoption of FIN 48 in the first quarter of 2007 resulted in a $5.2 million decrease to our retained earnings. See Note 11 for more information.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement,” or SFAS 157, which provides guidance for using fair value to measure assets and liabilities when required for recognition or disclosure purposes. SFAS 157 is intended to make the measurement of fair value more consistent and comparable and improve disclosures about these measures. Specifically, SFAS 157 (1) clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability, (2) establishes a fair value hierarchy that prioritizes the information used to develop those assumptions, (3) clarifies the information required to be used to measure fair value, (4) determines the frequency of fair value measures and (5) requires companies to make expanded disclosures about the methods and assumptions used to measure fair value and the fair value measurement’s effect on earnings. However, SFAS 157 does not expand the use of fair value to any new circumstances or determine when fair value should be used in the financial statements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with some exceptions. SFAS 157 is to be applied prospectively as of the first interim period for the fiscal year in which it is initially adopted, except for a limited form of retrospective application for some specific items. In February 2008, the FASB issued Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purpose of Lease Classification or Measurement Under Statement 13,” or FSP 157-1, in order to amend SFAS 157 to exclude FASB Statement No. 13, “Accounting for Leases,” or SFAS 13, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. In addition, in February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” or FSP 157-2, which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). We are currently evaluating the impact that SFAS 157, FSP 157-1 and FSP 157-2 may have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be included in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that SFAS No. 159 may have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS 141(R), which replaces FASB Statement No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, the adoption of SFAS 141(R) may have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of Accounting Research Bulletin No. 51,” or SFAS 160. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.  Summary of Operations and Significant Accounting Policies — (Continued)

deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, the adoption of SFAS No. 160 may have on our consolidated financial statements.

2.  Short-Term Investment

In May 2007, we invested in an enhanced cash fund similar to, but not in the legal form of, a money market fund that invested primarily in asset-backed securities. We classified our investment as a cash equivalent because it was highly liquid at the time of the initial investment. Due to issues that arose in the U.S. credit markets, on December 6, 2007, the fund manager ceased all purchases and sales of interests in the fund and began an orderly liquidation of the portfolio’s assets. We concluded that because the fair value per unit of the fund is determined, published and the basis for current transactions, the fair value of our investment in the fund is readily determinable. As a result, we classified this investment as available-for-sale. We expect that substantially all of the fund will be liquidated by December 31, 2008. In addition, we have the right at our option to receive an in-kind distribution of the underlying assets in the fund that we can sell or hold to maturity. As a result, we classified our investment in the fund as a current asset as of December 31, 2007.

As of December 31, 2007, the net asset value per unit of interest in the fund as determined by the fund manager had declined from $1.000 to $0.987. Due to the changing credit market conditions, we evaluated the decline in the market value of the fund and determined that unrealized losses related to the fund should be recognized as other-than-temporary. We made these assessments by reviewing the relevant factors and considering all available evidence, including specific and individual investment data, the length of time and the extent to which the market value was less than cost, the financial condition and near-term prospects of our investment fund and our intent and ability to hold the investment. As a result, we recognized a pre-tax $3.1 million loss related to the decline in the fair value of our investment. In December 2007, we received $23.9 million in distributions from our investment. In connection with this distribution, we recognized a $0.2 million realized loss. As of December 31, 2007, the carrying value of our investment is $241.8 million. The fund is comprised of the following types of securities:

Corporate bond or financial institution debt securities	29%
Mortgage backed debt securities — non-subprime	24%
Auto loan backed debt securities	14%
Mortgage backed debt securities — partial subprime	9%
Credit card backed debt securities	9%
Cash and other assets	15%

In January and February 2008, we received $59.6 million and $21.8 million, respectively, in distributions from the fund. The net asset value of units of interest in the fund that were redeemed as a result of these distributions, and the net asset value of the remaining units of interest in the fund, approximated the net asset value per unit of interest in the fund as of December 31, 2007.

In accordance with our accounting policy, we will continue to assess any future declines in fair value to determine whether additional losses should be realized.

3.  Significant Transactions

Nextel Mexico Transactions

Spectrum License Renewals.  As of December 31, 2007, Nextel Mexico filed applications to renew about 30 of its licenses, 16 of which have expired. Although Nextel Mexico expects that these renewals will be granted, it cannot guarantee the renewal of these licenses. If some or all of these renewals are not granted, Nextel Mexico could experience an adverse effect on its business.

Cosmofrecuencias Acquisition.  In September 2006, Nextel Mexico purchased all of the equity interests of Cosmofrecuencias S.A. de C.V., or Cosmofrecuencias, and Operadora de Communicaciones S.A. de C.V., or

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.  Significant Transactions — (Continued)

Operadora, for a purchase price of $200.0 million in cash. Cosmofrecuencias is the holding company of Operadora, which operated a public telecommunications network using concession rights granted by the Mexican government. In October 2006, Nextel Mexico received the necessary regulatory approvals and released the $200.0 million to complete this acquisition. The acquisition of these concessions gives Nextel Mexico a 50MHz nationwide footprint of 3.4GHz spectrum and a local fixed/mobile wireless telephone concession, which we expect will result in interconnect and operating cost savings, as well as additional revenue generating opportunities in the future. We accounted for this acquisition as a purchase of assets. We allocated the purchase price to the licenses acquired ($278.1 million) and a deferred tax liability ($77.8 million), which represents the tax effect of the difference between the book basis and tax basis of the acquired licenses. We classified the licenses acquired as finite lived assets, and we are amortizing them over the remaining statutory term, which was 11 years and 9 months as of December 31, 2007.

AOL Mexico Acquisition.  In April 2005, Nextel Mexico purchased AOL Mexico, S. de R.L. de C.V. for approximately $14.1 million in cash. As a result of this transaction, Nextel Mexico obtained AOL Mexico’s call center assets, certain accounts receivable and access to AOL Mexico’s customer list, as well as tax loss carryforwards, which we concluded were more likely than not to be realized. We accounted for this transaction as a purchase of assets. This acquisition is a related party transaction as one of our board members was, at the time of the acquisition, also the president and chief executive officer of AOL Latin America. Due to this board member’s involvement with our company, he recused himself from our decision to make this acquisition. We allocated the purchase price to deferred tax assets ($48.4 million) and a deferred credit ($34.3 million), which represents the excess of the estimated fair value of the acquired tax attributes over the allocated purchase price. We decrease the deferred credit as a reduction of income tax expense in proportion to the utilization of the acquired tax loss carryforwards. As of December 31, 2006, the remaining balance of the deferred tax asset related to the tax loss carryforward was $32.6 million. During 2007, Nextel Mexico utilized the remaining tax loss carryforward and reduced the remaining deferred credit to zero.

Spectrum Auctions.  On January 10, 2005, the Mexican government began an auction for wireless spectrum licenses in the 806-821 MHz to 851-866 MHz frequency band. Inversiones Nextel de Mexico, a subsidiary of Nextel Mexico, participated in this auction. The spectrum auction was divided into three separate auctions: Auction 15 for Northern Mexico Zone 1, Auction 16 for Northern Mexico Zone 2 and Auction 17 for Central and Southern Mexico. The auctions were completed between February 7 and February 11. Nextel Mexico won an average of 15 MHz of nationwide spectrum, except for Mexico City, where no spectrum was auctioned off and where Nextel Mexico has licenses covering approximately 21 MHz. The corresponding licenses and immediate use of the spectrum were granted to Inversiones Nextel de Mexico on March 17, 2005. These licenses have an initial term of 20 years, which we have estimated to be the amortization period of the licenses, and are renewable thereafter for 20 years. Nextel Mexico paid an up-front fee of $3.4 million for these licenses, excluding certain annual fees, and $0.5 million in other capitalizable costs. The spectrum licenses that Nextel Mexico acquired have allowed it to significantly expand its digital mobile network, thereby allowing it to cover a substantial portion of the Mexican national geography and population.

Nextel Brazil Transactions

Spectrum License Renewals.  In January 2007, Nextel Brazil renewed 11,900 specialized mobile radio channels of its 800 MHz spectrum licenses with Brazil’s telecommunications regulatory agency, which is known as Anatel, for a term of 15 years, beginning from the respective expiration of each license. In connection with this license renewal, Nextel Brazil paid $13.0 million to Anatel, which will be amortized on a straight line basis over the remaining license periods.

Spectrum License Acquisitions.  During the second quarter of 2005, Nextel Brazil acquired spectrum licenses from the Brazilian government for $8.3 million, of which it paid $0.7 million. The remaining $7.6 million, which we classified as debt, plus interest is due in six annual installments beginning in 2008. We are amortizing these licenses over their initial term of 15 years.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.  Significant Transactions — (Continued)

Nextel Argentina Transactions

Movilink Acquisition.  In November 2007, Nextel Argentina entered into an agreement with Telefonica Moviles S.A., under which Nextel Argentina will acquire the 800 MHz SMR spectrum licenses and related network assets used by Telefonica Moviles S.A. to operate an iDEN-based network in Argentina under the Movistar Trunking brand, which was formerly known as Movilink, for a total purchase price of $32.0 million in cash. This transaction, which is subject to the receipt of necessary regulatory approvals, would result in Nextel Argentina acquiring approximately 5 MHz of SMR spectrum in Buenos Aires, Rosario, Mendoza and Cordoba, as well as the related iDEN equipment and the prepayment of lease expenses relating to the use of co-located sites for five years.

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

Nextel Peru Transactions

Spectrum Acquisitions.  In July 2007, Proinversion, the privatization agency in Peru, awarded a nationwide license of 35 MHz of 1.9 GHz spectrum to Nextel Peru for $27.0 million through an auction process carried out by the Peruvian government. The license has a term of 20 years, which we determined is the useful life of the license for accounting purposes. We determined that this license is a finite-lived asset. In addition, under a separate investment stability agreement reached with the Peruvian government, we are required to make cash contributions to Nextel Peru’s share capital in the amount of $150.0 million over the next five years, of which $38.5 million has already been contributed. Under the terms of the spectrum license, Nextel Peru is required to expand the coverage of its network by adding 100 additional districts within five years from the date the spectrum license was awarded.

Millicom Acquisition.  In October 2006, Nextel Peru purchased all of the equity interests of Millicom Peru, S.A., or Millicom, for a purchase price of $5.0 million. Millicom provided limited high-speed data transmission and internet access services mainly in Lima, Peru. We accounted for this acquisition as a business combination. We allocated the purchase price as follows: $4.8 million to licenses, $0.5 million to a deferred tax asset, which represents the tax effect of the difference between the book basis and tax basis of the acquired licenses, and $0.8 million to current assets. In addition, Nextel Peru assumed $1.1 million in current liabilities. Nextel Peru did not acquire any other intangible assets in connection with this transaction. The licenses acquired by Nextel Peru in this transaction will give it a 50MHz footprint of 3.5GHz spectrum in several markets in Peru. We classify the licenses acquired as finite lived assets, and we are amortizing them over the remaining statutory term of 13 years and 3 months.

4.  Property, Plant and Equipment

The components of our property, plant and equipment are as follows:

	December 31,
	2007	2006
	(in thousands)

Land	$4,949	$3,767
Leasehold improvements	74,333	46,967
Digital mobile network equipment and network software	2,119,751	1,494,638
Office equipment, furniture and fixtures and other	279,013	200,762
Corporate aircraft capital lease	31,450	31,450
Less: Accumulated depreciation and amortization	(777,051)	(474,520)

	1,732,445	1,303,064
Construction in progress	120,637	86,086

	$1,853,082	$1,389,150

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.  Intangible Assets

Our intangible assets consist of our licenses, customer base and trade name, all of which have finite useful lives, as follows:

	December 31, 2007			December 31, 2006
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)

Amortizable intangible assets:
Licenses	$446,222	$(35,775)	$410,447	$389,526	$(20,330)	$369,196
Customer base	42,617	(42,617)	—	42,401	(42,401)	—
Trade name and other	1,796	(1,796)	—	1,664	(1,664)	—

Total intangible assets	$490,635	$(80,188)	$410,447	$433,591	$(64,395)	$369,196

The increase in the gross carrying value of our licenses presented above is primarily a result of the 800 MHz spectrum license renewals in Brazil and the acquisition of 1.9 GHz spectrum licenses in Peru during 2007. See Note 3 for more information related to license transactions.

Based solely on the carrying amount of amortizable intangible assets existing as of December 31, 2007 and current exchange rates, we estimate amortization expense for each of the next five years ending December 31 to be as follows (in thousands):

Estimated
Amortization
Years	Expense

2008	$30,653
2009	31,675
2010	31,675
2011	31,675
2012	31,675

Actual amortization expense to be reported in future periods could differ from these estimates as a result of additional acquisitions of intangibles, as well as changes in exchange rates and other relevant factors. During the years ended December 31, 2007 and 2006, we did not acquire, dispose of or write down any goodwill or intangible assets with indefinite useful lives.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.  Balance Sheet Details

Prepaid Expenses and Other.

The components are as follows:

	December 31,	December 31,
	2007	2006
	(in thousands)

Short-term value added tax receivables	$25,484	$14,813
Local taxes	18,892	4,630
Commissions	14,948	16,164
Insurance	9,677	5,767
Short-term advances to suppliers	7,861	4,793
General prepaid expenses	6,443	4,337
Rent	5,947	4,172
Insurance claims	3,977	3,193
Maintenance	3,511	3,112
Interest receivable	2,320	527
Spectrum fees	1,484	3,773
Other assets	10,192	6,095

	$110,736	$71,376

Other Assets.

The components are as follows:

	December 31,	December 31,
	2007	2006
	(in thousands)

Long-term value added tax receivables	$101,225	$66,931
Deposits and restricted cash	53,661	20,983
Deferred financing costs	34,242	17,304
Long-term advances to suppliers	25,362	14,516
Income tax receivable	16,018	15,996
Handsets under operating leases	8,199	5,970
Other	3,255	1,631

	$241,962	$143,331

The long-term value added tax receivables balances presented above are primarily comprised of value added taxes paid by Nextel Brazil on capital expenditures and handset purchases. Under Brazilian regulations, Nextel Brazil will recover these amounts over a four-year period.

As of December 31, 2007, the deposits balance includes $11.5 million paid into an escrow account by Nextel Peru under an agreement that provides for the purchase of 54 MHz of 2.5 GHz spectrum throughout greater Lima. The completion of this purchase is conditioned upon receipt of necessary regulatory approvals.

As of December 31, 2007, the deferred financing costs balance includes $20.2 million related to the issuance of our 3.125% convertible notes in the second quarter of 2007. See Note 7 for more information.

As of December 31, 2007 and 2006, the long-term advances to suppliers balances include $19.7 million and $2.6 million, respectively, that Nextel Mexico prepaid in accordance with the terms of a commercial agreement with Telmex that was entered into in the first quarter of 2006 under which Nextel Mexico receives telecommunications services.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.  Balance Sheet Details — (Continued)

Accrued Expenses and Other.

The components are as follows:

	December 31,	December 31,
	2007	2006
	(in thousands)

Capital expenditures	$87,486	$81,839
Payroll related items and commissions	71,626	55,654
Network system and information technology	59,783	46,741
Non-income based taxes	48,444	30,430
Customer deposits	40,188	31,044
Income taxes	27,704	16,774
Accrued contingencies	25,110	24,369
License fees	16,398	10,765
Professional fees	6,999	4,288
Marketing	6,794	5,551
Insurance	4,144	3,163
Deferred tax liability	40	7,756
Other	41,987	24,091

	$436,703	$342,465

Deferred Credits.

The components are as follows:

	December 31,	December 31,
	2007	2006
	(in thousands)

Deferred income tax liability	$158,621	$88,886
Deferred credit from AOL Mexico acquisition	—	21,147

	$158,621	$110,033

Other Long-Term Liabilities.

The components are as follows:

	December 31,	December 31,
	2007	2006
	(in thousands)

Accrued contingencies	$47,197	$61,516
Asset retirement obligations	41,186	29,297
Corporate jet liability	14,930	1,000
Severance plan liability	6,636	6,468
Other	16,562	5,185

	$126,511	$103,466

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.  Debt

	December 31,
	2007	2006
	(in thousands)

3.125% convertible notes due 2012	$1,200,000	$—
2.75% convertible notes due 2025	349,996	350,000
2.875% convertible notes due 2034	45	300,000
Brazil syndicated loan facility	175,000	—
Mexico syndicated loan facility	279,355	297,577
Tower financing obligations	177,199	137,625
Capital lease obligations	75,436	62,669
Brazil spectrum license financing	9,446	7,825
Other	40	40

Total debt	2,266,517	1,155,736
Less: current portion	(70,448)	(23,294)

	$2,196,069	$1,132,442

3.125% Convertible Notes.  In May 2007, we privately placed $1,000.0 million aggregate principal amount of 3.125% convertible notes due 2012, which we refer to as the 3.125% notes. In addition, we granted the initial purchaser an option to purchase up to an additional $200.0 million principal amount of 3.125% notes, which the initial purchaser exercised in full. As a result, we issued a total of $1,200.0 million principal amount of the 3.125% notes for which we received total gross proceeds of $1,200.0 million. We also incurred direct issuance costs of $22.8 million, which we recorded as a deferred financing cost that we will amortize into interest expense over the term of the 3.125% notes. Our 3.125% notes are senior unsecured obligations and rank equal in right of payment with all of our other existing and future senior unsecured debt. Historically, some of our long-term debt has been secured and may be secured in the future.

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

The 3.125% notes are convertible into shares of our common stock at a conversion rate of 8.4517 shares per $1,000 principal amount of notes, or 10,142,040 aggregate common shares, representing a conversion price of $118.32 per share. The 3.125% notes are convertible, subject to adjustment, prior to the close of business on the final maturity date under any of the following circumstances:

•	during any fiscal quarter commencing after September 30, 2007, if the closing sale price of our common stock exceeds 120% of the conversion price of $118.32 for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

•	prior to May 15, 2012, during the five business day period after any five consecutive trading day period in which the trading price per note for each day of such period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of notes, or 10,142,040 aggregate common shares;

•	at any time on or after May 15, 2012; or

•	upon the occurrence of specified corporate events.

For the fiscal quarter ended December 31, 2007, the closing sale price of our common stock did not exceed 120% of the conversion price of $118.32 per share for at least 20 trading days in the 30 consecutive trading days ending on December 31, 2007. As a result, the conversion contingency was not met as of December 31, 2007. We

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.  Debt — (Continued)

have the option to satisfy the conversion of the 3.125% notes in shares of our common stock, in cash or a combination of both.

The conversion feature related to the trading price per note meets the criteria of an embedded derivative under SFAS No. 133. As a result, we are required to separate the value of the conversion feature from the notes and record a liability on our consolidated balance sheet. As of December 31, 2007, the conversion feature had a nominal value, and therefore it did not have a material impact on our financial position or results of operations. We will continue to evaluate the materiality of the value of this conversion feature on a quarterly basis and record the resulting adjustment, if any, in our consolidated balance sheet and statement of operations.

The conversion rate of the 3.125% notes is subject to adjustment if any of the following events occur:

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

Neither we, nor any of our subsidiaries, are subject to any financial covenants under our 3.125% notes. In addition, the indenture governing our 3.125% notes does not restrict us or any of our subsidiaries from paying dividends, incurring debt, or issuing or repurchasing our securities.

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

As presented for the year ended December 31, 2007, our calculation of diluted net income per share does not include the common shares resulting from the potential conversion of our 3.125% convertible notes since their effect would have been antidilutive to our net income per share.

2.75% Convertible Notes.  In the third quarter of 2005, we privately placed $350.0 million aggregate principal amount of 2.75% convertible notes due 2025, which we refer to as our 2.75% notes. We also incurred direct issuance costs of $9.0 million, which we recorded as deferred financing costs on our consolidated balance sheet and

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.  Debt — (Continued)

are amortizing over five years. Our 2.75% notes are senior unsecured obligations and rank equal in right of payment with all of our other existing and future senior unsecured debt. Historically, some of our long-term debt has been secured and may be secured in the future. In addition, since we conduct all of our operations through our subsidiaries, our 2.75% notes effectively rank junior in right of payment to all liabilities of our subsidiaries. The 2.75% notes bear interest at a rate of 2.75% per year on the principal amount of the notes, payable semi-annually in arrears in cash on February 15 and August 15 of each year, and will mature on August 15, 2025, when the entire principal balance of $350.0 million will be due. The 2.75% notes were publicly registered, effective February 10, 2006.

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

The 2.75% notes are convertible, at the option of the holder, into shares of our common stock at an adjusted conversion rate of 19.967 shares per $1,000 principal amount of notes, or 6,988,370 aggregate common shares, representing a conversion price of about $50.08 per share. The 2.75% notes are convertible, subject to adjustment, prior to the close of business on the final maturity date under any of the following circumstances:

•	during any fiscal quarter commencing after September 30, 2005 if the closing sale price of our common stock exceeds 120% of the conversion price of $50.08 for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

•	prior to July 15, 2010, during the five business day period after any five consecutive trading day period in which the trading price per note for each day of such period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of notes, or 6,988,370 aggregate common shares;

•	at any time on or after July 15, 2010; or

•	upon the occurrence of specified corporate events, including a fundamental change, as defined in the 2.75% note agreement, the issuance of certain rights or warrants or the distribution of certain assets or debt securities.

For the fiscal quarter ended December 31, 2007, the closing sale price of our common stock did not exceed 120% of the conversion price of $50.08 per share for at least 20 trading days in the 30 consecutive trading days ending on December 31, 2007. As a result, the conversion contingency was not met as of December 31, 2007.

The conversion feature related to the trading price per note meets the criteria of an embedded derivative under SFAS No. 133. As a result, we are required to separate the value of the conversion feature from the notes and record a liability on our consolidated balance sheet. As of December 31, 2007 and 2006, the conversion feature had a nominal value, and therefore it did not have a material impact on our financial position or results of operations. We will continue to evaluate the materiality of the value of this conversion feature on a quarterly basis and record the resulting adjustment, if any, in our consolidated balance sheet and statement of operations.

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

As presented for the years ended December 31, 2007, 2006 and 2005, our calculation of diluted net income per share includes the common shares resulting from the potential conversion of our 2.75% convertible notes.

2.875% Convertible Notes.  As of December 31, 2006, we had outstanding $300.0 million aggregate principal amount of 2.875% convertible notes due 2034, which we refer to as our 2.875% notes. Our 2.875% notes were senior unsecured obligations and ranked equal in right of payment with all of our other existing and future senior unsecured debt. In addition, since we conduct all of our operations through our subsidiaries, our 2.875% notes effectively ranked junior in right of payment to all liabilities of our subsidiaries. The 2.875% notes bore interest at a rate of 2.875% per year on the principal amount of the notes, payable semi-annually in arrears and in cash on February 1 and August 1 of each year. The 2.875% notes were expected to mature on February 1, 2034, when the entire principal balance of $300.0 million was due. The 2.875% notes were publicly registered, effective July 22, 2004.

In July 2007, we accepted the tender of 99.99% of the $300.0 million in outstanding principal amount of our 2.875% convertible notes under a tender offer that expired on July 23, 2007. In connection with this tender offer, we issued 11,268,103 shares of our common stock and paid to the holders of the tendered notes an aggregate cash premium of $25.5 million, $1.0 million in direct external costs and accrued and unpaid interest of $4.2 million. We recorded the $25.5 million cash premium and the $1.0 million in direct external costs as debt conversion expense in our consolidated statement of operations. We also reclassified to paid-in capital the remaining $4.3 million of deferred financing costs related to the notes that were tendered.

As presented for the year ended December 31, 2007, our calculation of diluted net income per share includes shares that would have been issued had our 2.875% convertible notes been converted at the beginning of the year instead of on the actual conversion date. As presented for the years ended December 31, 2006 and 2005, our calculation of diluted net income per share includes the common shares resulting from the potential conversion of our 2.875% convertible notes.

Brazil Syndicated Loan Facility.  In September 2007, Nextel Brazil entered into a $300.0 million syndicated loan facility. Of the total amount of the facility, $45.0 million is denominated in U.S. dollars with a floating interest rate based on LIBOR plus a specified margin ranging from 2.00% to 2.50% (Tranche A — 7.35% as of December 31, 2007). The remaining $255.0 million is denominated in U.S. dollars with a floating interest rate based on LIBOR plus a specified margin ranging from 1.75% to 2.25% (Tranche B — 7.10% as of December 31, 2007). Tranche A matures on September 14, 2014, and Tranche B matures on September 14, 2012. Nextel Brazil’s obligations under the syndicated loan facility agreement are guaranteed by all of its material operating subsidiaries and are secured by a pledge of the outstanding equity interests in Nextel Brazil and those subsidiaries. In addition, Nextel Brazil is subject to various legal and financial covenants under the syndicated loan facility that, among other things, require Nextel Brazil to maintain certain financial ratios and may limit the amount of funds that could be repatriated in certain periods. Nextel Brazil may utilize borrowings under this syndicated loan facility for capital expenditures, general corporate purposes and the repayment of specified short-term intercompany debt. In connection

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.  Debt — (Continued)

with this agreement, Nextel Brazil deferred $5.0 million of financing costs, which Nextel Brazil will amortize as additional interest expense over the term of the syndicated loan.

During the fourth quarter of 2007, Nextel Brazil borrowed $26.2 million in term loans under Tranche A and $148.8 million in term loans under Tranche B of this syndicated loan facility. In addition, at the time of the initial drawdown, Nextel Brazil established a debt service reserve account in the amount of $12.7 million in accordance with the terms of this loan. In January 2008, Nextel Brazil borrowed an additional $3.0 million in term loans under Tranche A and $17.0 million in term loans under Tranche B of this syndicated loan facility. The remaining $105.0 million in term loans are available under this facility until March 11, 2008, subject to the satisfaction of customary borrowing conditions.

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

In June 2006, Nextel Mexico entered into an agreement to refinance its syndicated loan. The loan principal was increased from the original $250.0 million to $296.6 million after the refinancing. Under the agreement, the loan was refinanced using the same variable (i.e., LIBOR and TIIE) and fixed rates as the original agreement but with lower spreads for each tranche. Of the total amount of the refinanced loan, $156.6 million is denominated in U.S. dollars, with a floating interest rate based on LIBOR (Tranche A — 6.31% and 6.69% as of December 31, 2007 and 2006, respectively), $57.0 million is denominated in Mexican pesos, with a floating interest rate based on the Mexican reference rate TIIE (Tranche C — 8.67% and 8.51% as of December 31, 2007 and 2006, respectively), and $83.0 million is denominated in Mexican pesos, at an interest rate fixed at the time of funding (Tranche B — 11.36% as of December 31, 2007 and 2006). For Tranche B and Tranche C, the principal and interest payments will take place on the same dates as previously scheduled under the original agreement. Under the original agreement, principal for Tranche A was also due on the same dates as the principal under Tranches B and C. However, after the refinancing, principal for Tranche A will now be due in a lump sum of $156.6 million in June 2011.

Tower Financing Obligations.  During the years ended December 31, 2007 and 2006, Nextel Mexico and Nextel Brazil sold communications towers as follows (proceeds in thousands):

	Year Ended December 31,
	2007		2006
	Towers		Towers
	Sold	Proceeds	Sold	Proceeds

Nextel Mexico	220	$27,606	25	$3,090
Nextel Brazil	34	3,546	58	5,894

Total	254	$31,152	83	$8,984

We account for these tower sales as financing arrangements. As a result, we did not recognize any gains from the sales, and we maintain the tower assets on our consolidated balance sheet and continue to depreciate them. We recognize the proceeds received as financing obligations that will be repaid through monthly payments. To the extent that American Tower leases space on these communication towers to third party companies, our base rent and ground rent related to the towers leased are reduced. We recognize ground rent payments as operating expenses in cost of service and tower base rent payments as interest expense and a reduction in the financing obligation using the effective interest method. In addition, we recognize co-location rent payments made by the third party lessees to American Tower as other operating revenues because we are maintaining the tower assets on our consolidated

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.  Debt — (Continued)

balance sheet. Both the proceeds received and rent payments due are denominated in Mexican pesos for the Mexican transactions and in Brazilian reais for the Brazilian transactions. Rent payments are subject to local inflation adjustments. During the years ended December 31, 2007, 2006 and 2005, we recognized $29.8 million, $18.6 million and $15.2 million, respectively, in other operating revenues related to these co-location lease arrangements, a significant portion of which we recognized as interest expense.

On March 22, 2005, we amended the sale-leaseback agreement with respect to the construction and/or the acquisition by American Tower of any new towers to be constructed or purchased by our Mexican and our Brazilian operating companies. The most significant of these amendments provides for the elimination of existing minimum purchase and construction commitments, the establishment of new purchase commitments for the following four years, subject to certain co-location conditions, the extension for an additional four years, subject to certain conditions and limitations, of the right of American Tower to market for co-location existing and new towers and the reduction of the monthly rent payments, as well as the purchase price, of any existing towers not previously purchased or identified for purchase and of any new sites built.

Capital Lease Obligations

Corporate Aircraft Leases.  In April 2004, we entered into an agreement to lease a corporate aircraft for eight years for the purpose of enabling company employees to visit and conduct business at our various operating companies in Latin America. We account for this agreement as a capital lease and recorded a capital lease asset and capital lease liability for the present value of the future minimum lease payments. As of December 31, 2007 and 2006, the capital lease liability for our 2004 corporate aircraft was $26.9 million and $28.2 million, respectively.

In November 2005, we entered into an agreement to lease a new corporate aircraft beginning in 2009 for ten years. We refer to this aircraft lease as the 2005 aircraft lease. This new aircraft, which is scheduled to be delivered in May 2009, will replace the existing corporate aircraft that we are currently leasing. We determined that in accordance with EITF 97-10, “The Effect of Lessee Involvement in Asset Construction,” we are the owner of this new corporate aircraft during its construction because we have substantially all of the construction period risks. As a result, we record an asset for construction-in-progress and a corresponding long-term liability for the new aircraft as construction occurs, which was $14.9 million as of December 31, 2007. When construction of the new corporate aircraft is complete and the lease term begins, we will record the 2005 aircraft lease as a sale and a leaseback. We will also evaluate the classification of the lease as either a capital lease or an operating lease at that time.

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

In addition, we signed a demand promissory note to guarantee the total advance payments for the construction of the new aircraft to be financed by the lessor under the 2005 aircraft lease. The first scheduled advance payment occurred in November 2005. The lessor committed to make advance payments of up to $25.2 million during the construction of the new aircraft. During the year ended December 31, 2007, the lessor made advance payments of $5.6 million. We also provided a $1.0 million letter of credit to the lessor as security for the first advance payment, which we paid in the fourth quarter of 2005. To secure our obligations under the letter of credit agreement, we initially deposited approximately $1.0 million in a restricted cash account with the bank issuing the letter of credit. Under the 2005 aircraft lease, we are obligated to increase the amount of the letter of credit up to a maximum of $10.0 million as the lessor makes advance payments. As a result, during 2007, we deposited additional amounts in this restricted cash account to continue to secure the letter of credit. As of December 31, 2007, the balance in this restricted cash account was $6.6 million. We classified this restricted cash account as a long-term asset in our consolidated balance sheets as of December 31, 2007 and 2006, respectively. Under the terms of this promissory note, we are required to maintain unencumbered cash, cash equivalents, marketable securities and highly liquid investments of no less than $60.0 million at all times.

Interest accrues on the portion of the outstanding principal amount of the promissory note that is equal to or less than $10.0 million, at a variable rate of interest, adjusted monthly, equal to the monthly LIBOR rate plus 0.5%

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.  Debt — (Continued)

per year and the portion of the outstanding principal amount of the note in excess of $10.0 million, at a variable rate of interest, adjusted monthly, equal to the monthly LIBOR rate plus 1.75% per year. As of December 31, 2006, we recorded an asset and a liability of $1.0 million for the amount outstanding under this promissory note.

Other Capital Lease Obligations.  Under the master lease agreement with American Tower, in certain circumstances, Nextel Mexico and Nextel Brazil are permitted to co-locate communications equipment on sites owned by American Tower. Nextel Mexico and Nextel Brazil account for the majority of these co-location agreements as capital leases.

Brazil Spectrum License Financing.  During the second quarter of 2005, Nextel Brazil acquired spectrum licenses from the Brazilian government for $8.3 million, of which it paid $0.7 million. The remaining $7.6 million is due in six annual installments beginning in 2008, and we are amortizing these licenses over 15 years. Due to changes in foreign currency exchange rates, the balance of the spectrum license financing as of December 31, 2007 and 2006 was $9.4 million and $7.8 million, respectively.

Debt Maturities.  For the years subsequent to December 31, 2007, scheduled annual maturities of all long-term debt outstanding as of December 31, 2007 are as follows (in thousands):

Principal
Year	Repayments

2008	$70,448
2009	95,474
2010	59,215
2011	217,676
2012	1,281,078
Thereafter	542,626

Total	$2,266,517

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

Cash and Cash Equivalents.  We believe the carrying amounts of these items are reasonable estimates of their fair values based on the short-term nature of the items.

Short-Term Investment.  The estimated fair values of our short-term investment is based on published net asset values. As of December 31, 2007, the market value of our short-term investment had declined from $1.000 per unit of interest in the investment fund to $0.987 per unit of interest in the investment fund. See Note 2 for more information.

Debt.  The estimated fair values of our convertible notes are based on quoted market prices. The carrying value of Nextel Mexico’s syndicated loan facility, our tower financing obligations and Brazil’s spectrum license financing approximates their fair value.

	December 31,
	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in thousands)

Debt, including current portion and excluding capital lease obligations	$2,191,081	$2,103,770	$1,095,012	$1,675,012

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

9.  Commitments and Contingencies

Capital and Operating Lease Commitments.

We have co-location capital lease obligations on some of our communication towers in Mexico and Brazil. The remaining terms of these lease agreements range from ten to fifteen years. In addition, we have a capital lease obligation on our existing corporate aircraft. The remaining term of this lease agreement is four years. See Note 7 for further information regarding these agreements.

We lease various cell sites, office facilities and other assets under operating leases. Some of these leases provide for annual increases in our rent payments based on changes in locally-based consumer price indices. The remaining terms of our cell site leases range from one to fifteen years and are generally renewable, at our option, for additional terms. The remaining terms of our office leases range from less than one to ten years. During the years ended December 31, 2007, 2006 and 2005, total rent expense under operating leases was $133.1 million, $100.5 million and $76.9 million, respectively.

For years subsequent to December 31, 2007, future minimum payments for all capital and operating lease obligations that have initial noncancelable lease terms exceeding one year, net of rental income, are as follows (in thousands):

	Capital	Operating
	Leases	Leases	Total

2008	$12,799	$115,956	$128,755
2009	12,899	99,612	112,511
2010	12,899	85,794	98,693
2011	12,899	68,917	81,816
2012	30,216	51,264	81,480
Thereafter	85,375	154,079	239,454

Total minimum lease payments	167,087	575,622	742,709
Less: imputed interest	(91,650)	—	(91,650)

Total	$75,437	$575,622	$651,059

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

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.  Commitments and Contingencies — (Continued)

Mexican Commitment.

Nextel Mexico is a party to a telecommunications services agreement under which it committed to purchase a minimum amount of specified types of interconnection services over a two-year period ending December 31, 2007. During the third quarter of 2007, we determined it was probable that Nextel Mexico would not meet its purchase commitment under this agreement. As a result, Nextel Mexico recorded a $2.5 million charge related to this potential shortfall. In December 2007, Nextel Mexico negotiated an extension of this agreement which reduced its purchase commitment for 2007 and extended the contract for services through December 2011. Since the reduced commitment for services was met in 2007, Nextel Mexico reversed the $2.5 million charge for the estimated potential shortfall in its commitment. While the amended agreement does not contain any commitment to purchase a specific value of services from the vendor, it does require that Nextel Mexico use the vendor’s interconnection services to terminate a specified percentage of Nextel Mexico’s interconnected traffic.

Brazilian Commitments.

In December 2007, in connection with the 1.9 GHz spectrum auctions in Brazil, Nextel Brazil obtained $53.8 million in letters of credit to secure its participation in the auctions. Since Nextel Brazil did not obtain spectrum in these auctions, it does not have any obligations under these letters of credit. However, these letters of credit are available through April 2008.

Brazilian Contingencies.

Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes and import duties based on the classification of equipment and services. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil’s petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil is also disputing various other claims. As a result of the expiration of the statute of limitations for certain contingencies, during the years ended December 31, 2007, 2006 and 2005, Nextel Brazil reversed $10.6 million, $9.2 million and $6.5 million, respectively, in accrued liabilities, of which we recorded $4.5 million, $4.4 million and $3.2 million, respectively, as a reduction to operating expenses and the remainder to other income, which represented monetary corrections. Monetary corrections are specific indexation factors under Brazilian law that are used to restore the real economic value of tax and other contingent obligations in local Brazilian currency after taking into consideration the effects of inflation.

As of December 31, 2007 and 2006, Nextel Brazil had accrued liabilities of $20.2 million and $24.7 million, respectively, related to contingencies, all of which were classified in accrued contingencies reported as a component of other long-term liabilities. Of the total accrued liabilities as of December 31, 2007 and 2006, Nextel Brazil had $10.8 million and $18.0 million in unasserted claims, respectively. We currently estimate the range of reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be between $219.7 million and $223.7 million as of December 31, 2007. We are continuing to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and estimable.

Argentine Contingencies.

As of December 31, 2007 and 2006, Nextel Argentina had accrued liabilities of $32.2 million and $29.4 million, respectively, related primarily to local turnover taxes, universal service tax and local government claims, all of which were classified in accrued contingencies and accrued non-income taxes reported as components of accrued expenses and other.

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

In August 2006, Nextel Argentina filed a lawsuit against the city of Buenos Aires to pursue the reimbursement of the $18.8 million paid under protest in April 2006. Subsequent to this payment, Nextel Argentina paid $4.2 million, plus interest, under protest from April 2006 through December 2006 related to this tax.

In December 2006, the city of Buenos Aires issued new laws, which Nextel Argentina believes support its position that it should be taxed at the general 3% rate and not at the 6% cellular rate. Beginning in January 2007, Nextel Argentina determined that it would continue to pay the 3% general turnover tax rate and would continue with its efforts to obtain reimbursement of amounts previously paid under protest, but would discontinue its prior practice of accruing for the incremental difference in the cellular rate.

In March 2007, Nextel Argentina filed an administrative claim to recover the amounts paid under protest from April 2006 through December 2006. In November 2007, Nextel Argentina received a $4.2 million tax refund, plus interest, as the result of a resolution issued by the tax authorities of the city of Buenos Aires with respect to the amounts paid from April 2006 through December 2006 relating to this tax. Nextel Argentina believes that the tax refund clarifies and confirms the 3% general turnover tax rate. The resolution also indicated that the city of Buenos Aires will defer the decision of the pending lawsuit to pursue the reimbursement of the $18.8 million paid under protest in April 2006. In addition, Nextel Argentina unconditionally and unilaterally committed to donate $3.4 million to charitable organizations.

Similarly, one of the provincial governments in another one of the markets where Nextel Argentina operates also increased their turnover tax rate from 4.55% to 6% of revenues for cellular companies. Nextel Argentina continues to pay the turnover tax in this province at the existing rate and accrues a liability for the incremental difference in the rate on interconnect revenues. As of December 31, 2007 and 2006, Nextel Argentina accrued $6.8 million and $5.1 million, respectively, for local turnover taxes in this province, which are included as components of accrued expenses and other.

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

As a result of various events, during 2005, Nextel Argentina accrued for the maximum liability due to customers for amounts billed during all periods ending December 31, 2005, plus interest. Nextel Argentina continued accruing the higher amount during the first quarter of 2006 while maintaining its position that there is no basis for this reimbursement to customers. As of April 1, 2006, Nextel Argentina changed its rate plan structure, which eliminated all other charges and any further contingencies related to this tax. In April 2006, Nextel Argentina filed a judicial claim against the legislation passed in May 2005, which is currently pending. As of December 31, 2007 and 2006, the accrual for the liability to Nextel Argentina’s customers was $7.7 million and $6.9 million, respectively, which is included as a component of accrued expenses and other.

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

Income Taxes.

We are subject to income taxes in both the United States and the non-U.S. jurisdictions in which we operate. Certain of our entities are under examination by the relevant taxing authorities for various tax years. We regularly assess the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes. We have only recorded financial statement benefits for tax positions which we believe reflect the “more-likely-than-not” criteria of FIN 48. We have also established income tax reserves in accordance with FIN 48 where necessary. Once a financial statement benefit for a tax position is recorded or a tax reserve is established, we adjust it only when there is more information available or when an event occurs necessitating a change. While we believe that the amount of the recorded financial statement benefits and tax reserves reflect the FIN 48 more-likely-than-not criteria, it is possible that the ultimate outcome of current or future examinations may result in a reduction to the tax benefits previously recorded on the financial statements or may exceed the current income tax reserves in amounts that could be material.

10.  Capital Stock

We currently have 600,000,000 shares of authorized common stock, par value $0.001 per share, and 10,000,000 shares of authorized undesignated preferred stock, par value $0.001 per share.

We issued 3,000,000 shares, 3,635,850 shares and 6,852,150 shares of our common stock in connection with the conversion of our 3.5% convertible notes on June 10, 2005, June 21, 2005 and December 14, 2006, respectively. As described in Note 7, we issued 11,268,103 shares of our common stock in connection with the conversion of our 2.875% convertible notes in July 2007. In addition, as described in Note 1, as of December 31, 2007, we repurchased a total of 7,401,543 shares of our common stock during 2007.

During the years ended December 31, 2007, 2006 and 2005, we issued common shares of stock in connection with the exercise of stock options by employees.

As of December 31, 2007 and 2006, there were 169,910,315 and 161,813,864 shares of our common stock outstanding, respectively.

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

Undesignated Preferred Stock.  Our board of directors has the authority to issue undesignated preferred stock of one or more series and in connection with the creation of such series, to fix by resolution the designation, voting powers, preferences and relative, participating, optional and other special rights of such series, and the qualifications, limitations and restrictions thereof. As of December 31, 2007, we had not issued any shares of undesignated preferred stock.

Common Stock Reserved for Issuance.  As of December 31, 2007 and 2006, under our employee stock option plan, we had reserved for future issuance 20,494,643 shares and 23,378,068 shares of our common stock, respectively.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  Income Taxes

The components of the income tax provision from continuing operations are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Current:
Federal	$(3,396)	$(5,086)	$(5,076)
State, net of Federal tax benefit	—	(444)	(566)
Foreign	(114,793)	(75,078)	(70,460)

Total current income tax provision	(118,189)	(80,608)	(76,102)

Deferred:
Federal	(54,772)	(6,265)	(28,297)
State, net of Federal tax benefit	(6,103)	(698)	(3,143)
Foreign	9,037	(31,873)	(18,253)

Total deferred income tax provision	(51,838)	(38,836)	(49,693)

Total income tax provision	$(170,027)	$(119,444)	$(125,795)

A reconciliation of the U.S. statutory Federal income tax rate to our effective tax rate as a percentage of income before taxes is as follows:

	Year Ended December 31,
	2007	2006	2005

Statutory Federal tax rate	35%	35%	35%
State taxes, net of Federal tax benefit	—	—	1
Effect of foreign operations	(6)	(4)	(4)
Nondeductible SFAS 123R expense	2	2	—
Change in deferred tax asset valuation allowance	(8)	—	3
Intercompany transactions	2	3	6
Withholding tax and tax on subpart F income	2	2	3
Loss on Mexican fixed asset disposals	—	(4)	—
Tax-deductible dividends	(2)	—	—
U.S. tax on unremitted foreign earnings	12	—	—
Inflation adjustments	(3)	(4)	(2)
Amortization of acquired tax benefits (deferred credit)	(4)	(2)	(1)
Other	1	1	1

Income tax provision	31%	29%	42%

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  Income Taxes — (Continued)

Significant components of our deferred tax assets and liabilities consist of the following:

	December 31,
	2007	2006
	(in thousands)

Deferred tax assets:
Net operating losses and capital loss carryforwards	$298,709	$305,163
Allowance for doubtful accounts	18,375	14,601
Accrued expenses	49,267	32,522
Accrual for contingent liabilities	6,874	8,391
Intangible assets	13,058	31,969
Property, plant and equipment	224,049	206,037
Capital lease obligations	70,132	57,134
Deferred revenue	51,948	18,579
Stock option expense	14,902	—
Other	25,116	35,531

	772,430	709,927
Valuation allowance	(58,651)	(444,393)

Total deferred tax asset	713,779	265,534

Deferred tax liabilities:
Intangible assets	90,843	90,298
Unremitted foreign earnings	69,477	—
Deferred revenue	26,057	—
Property, plant and equipment	9,893	10,897
Other	13,252	13,650

Total deferred tax liability	209,522	114,845

Net deferred tax asset	$504,257	$150,689

During 2006, we identified errors in our consolidated financial statements for the years ended December 31, 2003 and 2004 related to accounting for income taxes in Nextel Mexico. We determined that these errors were not material to any period, and accordingly, as a result of the Nextel Mexico errors recorded in the fourth quarter of 2006, we decreased our tax provision by $17.1 million and our current tax payable liability by $35.0 million, increased amortization expense by $1.4 million and increased paid-in capital by $18.6 million as of December 31, 2006. Without this decrease to the income tax provision, our 2006 effective tax rate would have been 33% rather than 29%.

We have not recorded a deferred tax liability on Nextel Brazil’s unrealized foreign currency gain on the intercompany loan from NII Holdings, Inc. as it is our intention to not subject that unrealized gain to Brazilian tax. If this gain is subject to tax, it could result in an additional income tax liability. As of December 31, 2007 and 2006, the cumulative amount of additional tax liability would have been approximately $115.3 million and $73.3 million, respectively.

During the fourth quarter of 2007, we changed our historic position regarding the repatriation of foreign earnings back to the United States, and we recorded a $69.6 million provision for U.S. Federal, state and foreign taxes with respect to future remittances of certain undistributed earnings (other than income that has been previously taxed in the U.S. under the subpart F rules) of our Argentine and Mexican subsidiaries. Except for the earnings associated with this $69.6 million provision, we currently have no intention to remit any additional undistributed earnings of our foreign subsidiaries, other than income that has been previously taxed in the U.S. under the subpart F rules. Should additional amounts of our foreign subsidiaries’ undistributed earnings be remitted to the U.S. as dividends, we may be subject to additional U.S. income taxes (net of allowable foreign tax credits) and foreign

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  Income Taxes — (Continued)

withholding taxes. It is not practicable to estimate the amount of any additional taxes which may be payable on the remaining undistributed earnings.

As of December 31, 2007, we had approximately $238.6 million of net operating loss carryforwards for U.S. Federal and state income tax purposes that expire in various amounts beginning in 2010 through 2027. The timing and manner in which we will utilize the net operating loss carryforwards in any year, or in total, may be limited in the future under the provisions of Internal Revenue Code Section 382 regarding changes in our ownership.

As of December 31, 2007, we had approximately $9.7 million and $38.6 million of net operating loss carryforwards in our Mexican and Peruvian subsidiaries, respectively. These carryforwards expire in various amounts and at various periods from 2008 to 2017 in Mexico, and at the end of 2008 in Peru. Nextel Chile had approximately $42.7 million of net operating loss carryforwards that can be carried forward indefinitely. In addition, our Brazilian subsidiaries had approximately $770.0 million of net operating loss carryforwards that can also be carried forward indefinitely, but the amount that we can utilize annually is limited to 30% of Brazilian taxable income before the net operating loss deduction. Our foreign subsidiaries’ ability to utilize the foreign tax net operating losses in any single year ultimately depends upon their ability to generate sufficient taxable income.

We excluded $166.2 million of U.S. net operating loss carryforwards from the calculation of the deferred tax asset above because it represents excess stock option deductions that did not reduce taxes payable in the U.S. The tax effect of these unrealized excess stock option deductions, if realized in the future, will result in an increase to paid-in capital. We recognize the benefits of net operating loss carryforwards in the following order: (1) net operating losses from items other than excess stock option deductions; (2) net operating losses from excess stock option deductions accounted for under SFAS 123R; and (3) from excess stock option deductions accounted for under SFAS 123R. We use a “with-and-without” method to determine the tax benefit realized from excess stock option deductions under SFAS 123R. We calculated our adoption date pool of excess tax benefits previously included in paid-in capital under the standard method outlined in SFAS 123R.

During 2007, the deferred tax asset valuation allowance decreased by $385.7 million primarily due to the $377.8 million release (net of foreign currency translation adjustments) of the valuation allowance previously recorded with respect to the deferred tax assets of one of our Brazilian entities, Nextel Telecomunicacoes Ltda. (“Brazil Ltda.”). In evaluating the need for a valuation allowance for Brazil Ltda., we considered the following positive evidence: (1) for the cumulative three-year period 2005 through 2007, Brazil Ltda. generated positive pre-tax income in accordance with U.S. GAAP, (2) Brazil Ltda. is expected to continue to generate positive pre-tax income in accordance with U.S. GAAP for the foreseeable future, and (3) Brazilian net operating losses can be carried forward indefinitely and utilized in future years without expiration. Based on this evidence, we concluded in the fourth quarter of 2007 that it was “more-likely-than-not” the deferred tax assets of Brazil Ltda. would be fully utilized, and we released the associated valuation allowance. The financial statement treatment of this valuation allowance release (excluding the effect of the foreign currency translation adjustments) is shown in the table below.

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

Our deferred tax asset valuation allowances generally consist of three components. We record decreases in these valuation allowances as coming first from valuation allowances existing as of the reorganization date, second from valuation allowances created subsequent to the reorganization from items other than excess stock option deductions, and third from post-reorganization excess stock option deductions accounted for under SFAS 123R. In accordance with SOP 90-7, we recognize decreases in the deferred tax asset valuation allowance that existed at the reorganization date first as a reduction in the carrying value of our intangible assets existing at the reorganization date until fully exhausted, and then as an increase to paid-in capital. As of December 31, 2004, we reduced to zero the carrying value of our intangible assets existing at the reorganization date. We will record the future decreases, if any, of the valuation allowance existing on the reorganization date as an increase to paid-in capital. The table below reflects the impact on our stockholders’ equity and income tax provision of the deferred tax asset valuation

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  Income Taxes — (Continued)

allowance decreases that we recorded during 2007 and 2006 in accordance with SOP 90-7. $18.6 million of the 2006 increase to stockholders’ equity relates to errors identified in our consolidated financial statements for the years ended December 31, 2003 and 2004 related to accounting for income taxes in Nextel Mexico.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Increase to stockholders’ equity	$407,224	$24,573	$69,228
Reduction to income tax provision	48,724	—	1,240

Total	$455,948	$24,573	$70,468

As of December 31, 2007, a Brazilian company, Nextel Telecomunicacoes, SA (“Brazil SA”), Nextel Chile and Nextel Mexico have $18.5 million, $7.6 million and $2.7 million of deferred tax asset valuation allowances, respectively. In addition, our U.S. operations have $29.8 million of deferred tax asset valuation allowance as of December 31, 2007. Of the total $58.7 million consolidated deferred tax asset valuation allowance as of December 31, 2007, $16.9 million of Brazil SA’s valuation allowance existed as of our emergence from Chapter 11 reorganization and therefore, any future decreases in this amount will be recorded in accordance with SOP 90-7 as an increase to paid-in capital. Similarly, $26.6 million of the U.S. valuation allowance relates to excess stock option deductions that did not reduce taxes payable and, if realized, will result in an increase to paid-in capital.

We currently believe it is reasonably possible that we will release the remaining Brazil valuation allowance that exists with respect to Brazil SA within the next year. This valuation allowance release will be dependent upon the generation of sufficient pre-tax U.S. GAAP income by Brazil SA. We also believe it is reasonably possible that, as a result of the repatriation of certain earnings of our Argentine and Mexican subsidiaries discussed above, within the next year, we will release some portion of the U.S. valuation allowance. The character of the valuation allowance that would be released would likely be related to excess stock option deductions that did not previously reduce taxes payable. If this portion of the U.S. valuation allowance is released, it would result in an increase to paid-in capital and will be dependent upon the generation of sufficient U.S. taxable income by our U.S. entities. Realization of any additional deferred tax assets in any of our markets depends on future profitability in these markets. Our ability to generate the expected amounts of taxable income from future operations is dependent upon general economic conditions, technology trends, political uncertainties, competitive pressures and other factors beyond management’s control. If our operations demonstrate profitability, we may reverse additional deferred tax asset valuation allowances by jurisdiction in the future. We will continue to evaluate the deferred tax asset valuation allowance balances in all of our foreign and U.S. companies throughout 2008 to determine the appropriate level of valuation allowance.

In 1998, Nextel Peru entered into a 10-year tax stability agreement with the Peruvian government that suspends its net operating loss carryforwards from expiring until Nextel Peru generates taxable income. Once Nextel Peru generates taxable income, Nextel Peru has four years to utilize those tax loss carryforwards and any taxable income in excess of the tax loss carryforwards will be taxed at 30%. During 2005, 2006 and 2007, Nextel Peru generated taxable income and utilized a portion of the tax loss carryforwards. The remaining tax loss carryforwards in Peru will expire on December 31, 2008 if not used by that date. At this time, we believe it is more-likely-than-not that these tax loss carryforwards will be fully utilized prior to their expiration. The 1998 tax stability agreement effectively expired on January 1, 2008; however, Nextel Peru has the option to negotiate a new and similar tax stability agreement with the Peruvian government during the first quarter of 2008.

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

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result of the implementation of FIN 48, we accounted for our change in reserve for uncertain tax positions as a $5.2 million decrease to the beginning balance of retained earnings on our consolidated balance sheet.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  Income Taxes — (Continued)

The following table shows a reconciliation of our total FIN 48 unrecognized tax benefit for the twelve months ended December 31, 2007 (in thousands):

Unrecognized tax benefits at January 1, 2007	$55,965
Additions for current year tax positions	14,408
Additions for prior year tax positions	—
Lapse of statute of limitations	(3,058)
Settlements with taxing authorities	(152)
Foreign currency translation adjustment	792

Unrecognized tax benefits at December 31, 2007	$67,955

The unrecognized tax benefits as of January 1, 2007 and December 31, 2007 included $43.0 million and $49.2 million, respectively, of tax benefits that could potentially reduce our future effective tax rate, if recognized. It also includes $3.0 million of unrecognized tax benefits related to non-U.S. deductions that lack sufficient supporting documentation, which are reasonably possible will be recognized within the next twelve months following December 31, 2007, as a result of the expiring statute of limitations.

We record interest and penalties associated with uncertain tax positions as a component of our income tax provision. During the year ended December 31, 2007, we recognized approximately $0.9 million of interest and penalties in our current income tax provision and statement of financial position. We had accrued approximately $3.8 million and $2.9 million for the payment of interest and penalties as of December 31, 2007 and 2006, respectively. We classify our uncertain tax positions as non-current income tax liabilities unless the statute of limitations expires within one year.

In December 2004, the Mexican government enacted tax legislation, effective January 1, 2005, which reduced the corporate tax rate to 30% for 2005, 29% for 2006 and 28% for 2007 and subsequent years.

During 2004, Nextel Mexico amended its Mexican Federal income tax returns in order to reverse a benefit previously claimed for a disputed provision of the Federal income tax law covering deductions and gains from the sale of property. We filed the amended returns in order to avoid potential penalties and we also filed administrative petitions seeking clarification of our right to the tax benefits claimed on the original income tax returns. The tax authorities constructively denied our administrative petitions in January 2005 and in May 2005 we filed an annulment suit challenging the constructive denial. Resolution of the annulment suit is pending. Based on an opinion by our independent legal counsel in Mexico, we believe it is probable that we will recover this amount. Our consolidated balance sheets as of December 31, 2007 and 2006 include $16.0 million in income taxes receivable, which are included as components of other non-current assets. The income tax benefit for this item was related to our income tax provision for the years ended December 31, 2005, 2004 and 2003.

On October 1, 2007, the Mexican government enacted amendments to the Mexican tax law that became effective January 1, 2008. The amendments established a new minimum corporate tax, eliminated the existing minimum asset tax and established a new withholding tax system on cash deposits in bank accounts. The new minimum corporate tax is a supplemental tax that supersedes the current asset tax and applies when and to the extent the tax computed under the new minimum corporate tax exceeds the amounts that would be payable under the existing Mexican income tax. The new minimum corporate tax is computed on a cash basis rather than on an accrual basis, and is calculated based on gross revenues, with no deductions allowed for cost of goods sold, non-taxable salaries and wages, interest expense, depreciation, amortization, foreign currency transaction gains and losses or existing net income tax operating losses from prior years. For purposes of the minimum corporate tax, Nextel Mexico will generally deduct the value of depreciable assets and inventory as an expense when these assets are acquired. This tax will be phased in at a rate of 16.5% for 2008, 17% for 2009 and a final tax rate of 17.5% for 2010 and thereafter. Certain tax credits may be available to reduce the amount of new minimum corporate tax that is payable.

We believe that the new minimum corporate tax is an income tax to which SFAS No. 109, “Accounting for Income Taxes,” is applicable. As the date of enactment for the amendments to the Mexican tax law occurred during the fourth quarter of 2007, any effect of the new minimum corporate tax on our existing deferred tax assets and

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  Income Taxes — (Continued)

liabilities must be reflected in that period as an increase or decrease to our deferred income tax provision. After evaluating the impact that the new minimum corporate tax will have on Nextel Mexico, we concluded that no adjustment to our deferred income tax provision was necessary. We also do not believe we will incur any material minimum corporate tax liability in the future.

12.  Employee Stock and Benefit Plans

As of December 31, 2007, we had the following share-based compensation plans:

Under our Revised Third Amended Joint Plan of Reorganization, on November 12, 2002, we adopted the 2002 Management Incentive Plan for the benefit of our employees and directors. Although there are 28,185 stock options outstanding under the 2002 Management Incentive Plan as of December 31, 2007, no additional awards will be granted under the Plan. We adopted the 2004 Incentive Compensation Plan in April 2004. The 2004 Incentive Compensation Plan provides us the opportunity to compensate selected employees with stock options, stock appreciation rights (SARs), stock awards, performance share awards, incentive awards and/or stock units. Through December 31, 2007, we have not granted any SARs, performance share awards, incentive awards or stock units. The 2004 Incentive Compensation Plan provides equity and equity-related incentives to directors, officers or key employees of and consultants to our company up to a maximum of 39,600,000 shares of common stock, subject to adjustments. A stock option entitles the optionee to purchase shares of common stock from us at the specified exercise price. A SAR entitles the holder to receive the excess of the fair market value of each share of common stock encompassed by such SARs over the initial value of such share as determined on the date of grant. Stock awards consist of awards of common stock, subject to certain restrictions specified in the 2004 Incentive Compensation Plan. An award of performance shares entitles the participant to receive cash, shares of common stock, stock units or a combination thereof if certain requirements are satisfied. An incentive award is a cash-denominated award that entitles the participant to receive a payment in cash or common stock, stock units, or a combination thereof. Stock units are awards stated with reference to a specified number of shares of common stock that entitle the holder to receive a payment for each stock unit equal to the fair market value of a share of common stock on the date of payment. All grants or awards made under the 2004 Incentive Compensation Plan are governed by written agreements between us and the participants and have a maximum contractual term of ten years. We issue new shares when both stock options and stock awards are exercised.

Generally, our Board of Directors grants stock options and other equity awards to employees on an annual basis near the end of April. On April 25, 2007, our Board of Directors granted 3.3 million stock options to certain of our employees and directors. In addition, our chief executive officer may grant, under authority delegated to him by the Compensation Committee of our Board of Directors, a limited number of stock options (not to exceed 10,000 shares in any single grant and 100,000 shares in the aggregate) to employees who are not executive officers.

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

Year Ended
December 31,
2005
(in thousands, except per
share data)

Net income, as reported	$174,781
Add:
Stock-based employee compensation expense included in reported net income, net of related tax Effects	3,193
Deduct:
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(13,612)

Pro forma net income	$164,362

Net income per common share:
Basic — as reported	$1.19

Basic — pro forma	$1.12

Diluted — as reported	$1.06

Diluted — pro forma	$1.01

We used the modified prospective transition method to adopt SFAS 123R and therefore did not restate our prior periods results. Under this transition method, share-based payment expense for the years ended December 31, 2007 and 2006 includes compensation expense for all share-based payment awards granted prior to, but not fully vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Share-based payment expense for all share-based payment awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. We recognize these compensation costs net of a forfeiture rate for only those shares expected to vest on a straight-line basis over the requisite service period of the award. Our stock options generally vest twenty-five percent per year over a four-year period, and our restricted shares generally vest in full on the third and/or fourth anniversaries of the grant. The estimated forfeiture rate for awards granted during the year ended December 31, 2005 was 1%. We estimated the forfeiture rate based on our historical experience during the preceding three fiscal years. We used actual forfeitures to calculate our compensation expense for the years ended December 31, 2007 and 2006.

For the year ended December 31, 2007, we recognized $55.2 million in share-based payment expense related to stock options. For the years ended December 31, 2007 and 2006, we recognized $11.8 million and $11.9 million, respectively, in share-based payment expense related to restricted stock. For the year ended December 31, 2006, the impact of adopting SFAS 123R on operating income and income before income taxes was $34.0 million ($28.3 million, after tax). We include substantially all share-based payment expense, including restricted stock expense, as a component of selling, general and administrative expenses. For the year ended December 31, 2006, the impact of the share-based payment expense reduced our basic earnings per share by $0.18 and our diluted earnings per share by $0.15. In addition, prior to the adoption of SFAS 123R, we presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, we classify tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based awards as financing cash flows. Because we do not view share-based compensation as an important element of operational performance, we recognize share-based payment expense primarily at the corporate level and exclude it when evaluating the business performance of our segments. As of December 31, 2007, there was approximately $139.2 million in unrecognized compensation cost related to non-vested employee stock option awards. We expect this cost to be recognized over a four-year period and for a weighted average period of 1.9 years.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  Employee Stock and Benefit Plans — (Continued)

Stock Option Awards

The following table summarizes stock option activity under all plans:

		Weighted Average
	Number of	Exercise Price
	Options	per Option

Outstanding, January 1, 2005	10,537,104	$9.77
Granted	7,019,500	26.48
Exercised	(5,850,381)	4.08
Forfeited	(436,004)	20.99

Outstanding, December 31, 2005	11,270,219	22.70
Granted	3,313,900	59.89
Exercised	(2,802,067)	19.77
Forfeited	(675,152)	33.37

Outstanding, December 31, 2006	11,106,900	33.96
Granted	3,574,600	78.00
Exercised	(3,390,812)	26.81
Forfeited	(682,175)	45.44

Outstanding, December 31, 2007	10,608,513	50.34

Exercisable, December 31, 2005	619,769	6.03

Exercisable, December 31, 2006	837,775	20.39

Exercisable, December 31, 2007	1,027,438	37.45

Following is a summary of the status of employee stock options outstanding and exercisable as of December 31, 2007:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted	Weighted
		Average	Average	Aggregate		Average	Average	Aggregate
Exercise Price or		Remaining	Exercise	Intrinsic		Remaining	Exercise	Intrinsic
Range	Shares	Life	Price	Value	Shares	Life	Price	Value

$0.41 — 0.42	28,185	4.87 years	$0.42	$1,350,157	28,185	4.87 years	$0.42	$1,350,157
4.31	400	5.24 years	4.31	17,603	400	5.24 years	4.31	17,603
17.67 — 25.12	1,267,113	6.33 years	19.01	37,139,908	233,863	6.34 years	19.08	6,838,675
26.20 — 52.97	3,440,359	7.37 years	27.28	72,626,522	382,109	7.38 years	27.80	7,864,548
53.46 — 65.20	2,522,956	8.37 years	61.03	—	382,881	8.36 years	61.06	—
71.93 — 87.33	3,349,500	9.32 years	78.27	—	—	—	—	—

	10,608,513			$111,134,190	1,027,438			$16,070,983

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the year ended December 31, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on the fair market value of our common stock. Total intrinsic value of options exercised for the years ended December 31, 2007 and 2006 was $174.6 million and $112.0 million, respectively. The total fair value of options vested was $42.4 million and $22.5 million for the years ended December 31, 2007 and 2006, respectively. Generally, our stock options are non-transferable, except by will or laws of descent or distribution, and the actual value of the stock options that a recipient may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price.

The weighted average fair value of the stock option awards on their grant dates using the Black-Scholes-Merton option-pricing model was $29.43 for each option granted for the year ended December 31, 2007, $22.28 for each

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  Employee Stock and Benefit Plans — (Continued)

option granted for the year ended December 31, 2006 and $7.90 for each option granted for the year ended December 31, 2005 based on the following assumptions:

	2007	2006	2005

Risk free interest rate	3.84% - 5.04%	4.73% - 5.10%	3.70% - 4.49%
Expected stock price volatility	36.9% - 38.5%	31.0% - 38.5%	30.5% - 45.0%
Expected term in years	4.52 - 4.75	4.00 - 4.75	4.00
Expected dividend yield	0.00%	0.00%	0.00%

The expected term of stock option awards granted represents the period that we expect our stock option awards will be outstanding and was determined based on (1) historical data on employee exercise and post-vesting employment termination behavior, (2) the contractual terms of the stock option awards, (3) vesting schedules and (4) expectations of future employee behavior. The risk-free interest rate for periods consistent with the contractual life of the stock option award is based on the yield curve of U.S. Treasury strip securities in effect at the time of the grant. Expected volatility for options granted after April 1, 2006 takes into consideration historical volatility and the implied volatility from traded options on our stock. For stock option awards granted between January 1, 2005 and April 1, 2006, the expected volatility was based on the implied volatility from traded options on our common stock.

The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models such as the Black-Scholes-Merton model require the input of highly subjective assumptions, including the expected stock price volatility. We hired an independent consulting firm with expertise in this area to review our assumptions, methodology and calculations. The assumptions listed above represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. Consequently, there is a risk that our estimates of the fair values of our stock option awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock option awards in the future. Certain stock option awards may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from the stock option awards that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. Additionally, application of alternative assumptions could produce significantly different estimates of the fair value of stock option awards and consequently, the related amounts recognized in the consolidated statements of operations. Currently, there is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates from option-pricing valuation models, such as Black-Scholes-Merton, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of stock option awards is determined in accordance with SFAS 123R and Staff Accounting Bulletin Topic 14, or SAB 107, using the Black-Scholes-Merton option-pricing model, the fair value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. Because stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, we believe that the existing models do not necessarily provide a reliable single measure of the fair value of the stock options.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  Employee Stock and Benefit Plans — (Continued)

Restricted Stock Awards

Following is a summary of the status of our non-vested restricted stock awards:

		Weighted
		Average Grant
	Number of	Date Fair Value
	Shares	Per Share

Non-vested restricted stock awards as of January 1, 2005	859,000	$18.97
Granted	5,000	45.80
Vested	—	—
Forfeited	—	—

Non-vested restricted stock awards as of December 31, 2005	864,000	19.13
Granted	632,000	52.77
Vested	—	—
Forfeited	(73,000)	40.59

Non-vested restricted stock awards as of December 31, 2006	1,423,000	32.97
Granted	30,000	74.02
Vested	(839,000)	19.13
Forfeited	(36,000)	60.77

Non-vested restricted stock awards as of December 31, 2007	578,000	61.36

If a participant terminates employment prior to the vesting dates, the unvested shares will be forfeited and available for reissuance under the terms of the 2004 Incentive Compensation Plan. The fair value of our restricted stock awards is determined based on the quoted price of our common stock at the grant date. As of December 31, 2007, there was approximately $17.8 million in unrecognized compensation cost related to non-vested restricted stock awards. We expect this cost to be recognized over a weighted average period of 1.5 years.

Nextel Mexico Pension Plan.  We have a pension plan which is administered in accordance with local laws and income tax regulations. As of December 31, 2007 and 2006, we had accrued pension costs of $7.9 million and $8.4 million, respectively. We do not expect contributions to this plan to be material in 2008 or thereafter.

13.  Segment Information

We have determined that our reportable segments are those that are based on our method of internal reporting, which disaggregates our business by geographical location. Our reportable segments are: (1) Mexico, (2) Brazil, (3) Argentina and (4) Peru. The operations of all other businesses that fall below the segment reporting thresholds are included in the “Corporate and other” segment below. This segment includes our Chilean operating companies and our corporate operations in the U.S. We evaluate performance of these segments and provide resources to them based on operating income before depreciation and amortization and impairment, restructuring and other charges, which we refer to as segment earnings. Because we do not view share-based compensation as an important element of operational performance, we recognize share-based payment expense at the corporate level and exclude it when evaluating the business performance of our segments. For several years, we have charged a management fee to Nextel Mexico for services rendered by corporate management. During 2007, we reported this management fee as a separate line item in the segment reporting information presented below as this amount is now regularly provided to our chief operating decision maker. During the years ended December 31, 2006 and 2005, Nextel Mexico incurred a management fee of $47.9 million and $68.1 million, respectively. However, for the years ended December 31, 2006 and 2005, the segment information below does not reflect these management fees as a separate line item because these amounts were not provided to or used by our chief operating decision maker in making operating decisions related to this segment.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.  Segment Information — (Continued)

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated
	(in thousands)

Year Ended December 31, 2007
Service and other revenues	$1,762,596	$833,241	$408,142	$178,058	$3,828	$(1,169)	$3,184,696
Digital handset and accessory revenues	30,103	34,723	33,951	12,800	22	—	111,599

Operating revenues	$1,792,699	$867,964	$442,093	$190,858	$3,850	$(1,169)	$3,296,295

Segment earnings (losses)	$675,845	$217,785	$138,354	$35,769	$(144,045)	$—	$923,708
Management fee	(34,376)	—	—	—	34,376	—	—
Depreciation and amortization	(151,573)	(96,342)	(30,227)	(19,867)	(7,008)	393	(304,624)

Operating income (loss)	489,896	121,443	108,127	15,902	(116,677)	393	619,084
Interest expense, net	(60,527)	(33,943)	(2,466)	(120)	(41,873)	10,196	(128,733)
Interest income	29,605	744	5,370	750	41,156	(10,196)	67,429
Foreign currency transaction gains, net	2,559	14,595	1,244	507	103	—	19,008
Debt conversion expense	—	—	—	—	(26,429)	—	(26,429)
Other income (expense), net	2,103	(127)	1,594	2	(5,486)	—	(1,914)

Income (loss) before income tax	$463,636	$102,712	$113,869	$17,041	$(149,206)	$393	$548,445

Capital expenditures	$255,245	$256,410	$66,974	$43,707	$44,422	$—	$666,758

Year Ended December 31, 2006
Service and other revenues	$1,319,371	$500,315	$320,664	$137,924	$2,425	$(777)	$2,279,922
Digital handset and accessory revenues	21,926	36,673	24,370	8,449	—	—	91,418

Operating revenues	$1,341,297	$536,988	$345,034	$146,373	$2,425	$(777)	$2,371,340

Segment earnings (losses)	$530,684	$115,144	$98,996	$26,078	$(108,911)	$—	$661,991
Depreciation and amortization	(105,867)	(59,199)	(20,141)	(12,927)	(4,481)	393	(202,222)

Operating income (loss)	424,817	55,945	78,855	13,151	(113,392)	393	459,769
Interest expense, net	(38,424)	(23,961)	(2,330)	(145)	(24,613)	94	(89,379)
Interest income	32,377	3,490	2,509	1,070	11,705	(94)	51,057
Foreign currency transaction gains (losses), net	3,957	(387)	(18)	106	(101)	—	3,557
Debt conversion expense	—	—	—	—	(5,070)	—	(5,070)
Other (expense) income, net	(3,173)	(1,876)	329	2	(1,282)	—	(6,000)

Income (loss) before income tax	$419,554	$33,211	$79,345	$14,184	$(132,753)	$393	$413,934

Capital expenditures	$308,254	$201,828	$61,718	$37,575	$18,050	$—	$627,425

Year Ended December 31, 2005
Service and other revenues	$986,936	$321,655	$248,262	$108,544	$1,886	$(670)	$1,666,613
Digital handset and accessory revenues	26,384	25,875	21,310	5,657	—	—	79,226

Operating revenues	$1,013,320	$347,530	$269,572	$114,201	$1,886	$(670)	$1,745,839

Segment earnings (losses)	$399,698	$44,191	$70,832	$26,371	$(56,331)	$—	$484,761
Depreciation and amortization	(69,300)	(31,768)	(16,460)	(8,718)	(4,279)	393	(130,132)

Operating income (loss)	330,398	12,423	54,372	17,653	(60,610)	393	354,629
Interest expense, net	(28,670)	(18,113)	(5,407)	(152)	(20,202)	74	(72,470)
Interest income	22,465	1,941	661	880	6,738	(74)	32,611
Foreign currency transaction gains, net	2,602	225	500	20	10	—	3,357
Debt conversion expense	—	—	—	—	(8,930)	—	(8,930)
Other expense, net	(4,167)	(3,817)	(33)	(11)	(593)	—	(8,621)

Income (loss) before income tax	$322,628	$(7,341)	$50,093	$18,390	$(83,587)	$393	$300,576

Capital expenditures	$208,286	$150,159	$52,562	$25,152	$33,707	$—	$469,866

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.  Segment Information — (Continued)

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated
	(in thousands)

December 31, 2007
Property, plant and equipment, net	$803,393	$673,462	$183,889	$107,532	$84,972	$(166)	$1,853,082

Identifiable assets	$2,297,580	$1,540,227	$444,125	$231,018	$923,952	$(166)	$5,436,736

December 31, 2006
Property, plant and equipment, net	$690,573	$415,577	$152,818	$83,920	$46,822	$(560)	$1,389,150

Identifiable assets	$1,978,469	$637,230	$322,813	$171,871	$187,855	$(560)	$3,297,678

14.  Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	(in thousands, except per share amounts)

2007
Operating revenues	$714,765	$786,984	$854,403	$940,143
Operating income	142,637	135,216	159,439	181,792
Net income	84,164	84,080	81,666	128,508
Net income, per common share, basic	$0.52	$0.52	$0.48	$0.75

Net income, per common share, diluted	$0.47	$0.47	$0.46	$0.71

	First	Second	Third	Fourth
	(in thousands, except per share amounts)

2006
Operating revenues	$528,271	$556,429	$615,586	$671,054
Operating income	112,109	111,587	105,615	130,458
Net income	64,998	55,903	65,688	107,901
Net income, per common share, basic	$0.43	$0.36	$0.43	$0.69

Net income, per common share, diluted	$0.38	$0.32	$0.38	$0.60

The 2007 quarterly amounts presented above include a $4.0 million reclassification from interest income to operating revenues related to amounts received from Nextel Brazil’s customers in connection with late payments.

Significant events that occurred during the fourth quarter of 2007 are described in Notes 1, 2, 7 and 11.

The sum of the per share amounts do not equal the annual amounts due to changes in the number of weighted average number of common shares outstanding during the year.

NII HOLDINGS, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Charged to	Deductions	Balance at
	Beginning of	Costs and	and Other	End of
	Period	Expenses	Adjustments(1)	Period

Year Ended December 31, 2007
Allowance for doubtful accounts	$15,928	$46,360	$(42,084)	$20,204

Valuation allowance for deferred tax assets	$444,393	$6,098	$(391,840)	$58,651

Year Ended December 31, 2006
Allowance for doubtful accounts	$11,677	$30,327	$(26,076)	$15,928

Valuation allowance for deferred tax assets	$417,341	$5,258	$21,794	$444,393

Year Ended December 31, 2005
Allowance for doubtful accounts	$8,145	$19,751	$(16,219)	$11,677

Valuation allowance for deferred tax assets	$365,136	$21,179	$31,026	$417,341

(1)	Includes the impact of foreign currency translation adjustments.

EXHIBIT INDEX

For periods before December 21, 2001, references to NII Holdings, Inc. refer to Nextel International, Inc. the former name of NII Holdings. All documents referenced below were filed pursuant to the Securities Exchange Act of 1934 by NII Holdings, file number 0-32421, unless otherwise indicated.

Exhibit
Number	Exhibit Description

2.1	Revised Third Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code for NII Holdings and NII Holdings (Delaware), Inc. (incorporated by reference to Exhibit 2.1 to NII Holdings’ Form 8-K, filed on November 12, 2002).
3.1	Restated Certificate of Incorporation of NII Holdings, Inc., as amended (incorporated by reference to Exhibit 3.1 to NII Holdings’ Form 10-K, filed on February 27, 2007).
3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to NII Holdings’ Form 8-K, filed on October 29, 2007).
4.1	Indenture governing our 2.75% convertible notes due 2025, dated as of August 15, 2005, by and between NII Holdings and Wilmington Trust Company, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to NII Holdings’ Form 10-Q, filed on November 9, 2005).
4.2	Indenture governing our 3.125% convertible notes due 2012, dated June 5, 2007, by and between NII Holdings, Inc. and Wilmington Trust Company, as Indenture Trustee (incorporated by reference to Exhibit 4.1 to NII Holdings’ Form 10-Q, filed August 6, 2007).
10.1	Subscriber Unit Purchase Agreement, dated as of January 1, 2005, by and between NII Holdings and Motorola, Inc. (incorporated by reference to Exhibit 10.1 to NII Holdings’ Form 10-K, filed on March 22, 2006) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).
10.2	Amendment Number One to the Subscriber Unit Purchase Agreement for NII Holdings, Inc., dated as of December 12, 2005, between NII Holdings and Motorola, Inc. (incorporated by reference to Exhibit 10.20 to NII Holdings’ Form 10-K, filed on March 22, 2006) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).
10.3	Amendment Number Three to the Subscriber Unit Purchase Agreement, dated September 28, 2006, by and between NII Holdings and Motorola, Inc. (incorporated by reference to Exhibit 10.1 to NII Holdings’ Form 10-Q, filed on November 6, 2006) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).
10.4	Amendment 003 to iDEN Subscriber Supply Agreement, dated December 10, 2001, between NII Holdings and Motorola, Inc. (incorporated by reference to Exhibit 10.51 to NII Holdings’ Form 10-K, filed on March 29, 2002).
10.5	Form of iDEN Installation Services Agreement, dated August 14, 2000 by and between NII Holdings, Motorola, Inc. and each of Nextel, Telecomunicações Ltda., Nextel Argentina S.R.L., Nextel de Mexico, S.A. de C.V., Nextel del Peru, S.A. and Nextel Communications Philippines, Inc. (incorporated by reference to Exhibit 10.1 to NII Holdings’ Form 8-K, filed on December 22, 2000).
10.6	Form of Amendment 001 to iDEN Infrastructure Installation Services Agreement, dated as of January 1, 2005, by and between NII Holdings, Motorola, Inc. and each of Nextel Argentina, S.A., Nextel Telecomunicacoes, Ltda., Communicaciones Nextel de Mexico, S.A. de C.V. and Nextel del Peru, S.A. (incorporated by reference to Exhibit 10.4 to NII Holdings’ Form 10-K, filed on March 22, 2006).
10.7	Form of iDEN Infrastructure Equipment Supply Agreement dated August 14, 2000 by and between NII Holdings, Motorola, Inc. and each of Nextel Telecommunicacoes Ltda., Nextel Argentina S.R.L., Nextel de Mexico, S.A. de C.V., Nextel del Peru, S.A. and Nextel Communications Philippines, Inc. (incorporated by reference to Exhibit 10.2 to NII Holdings’ Form 8-K, filed on December 22, 2000).
10.8	Amendment 003 to iDEN Infrastructure Equipment Supply Agreement, dated December 7, 2001, between NII Holdings, Motorola, Inc., Nextel Argentina, S.A., Nextel Telecomunicações Ltda., Comunicaciones Nextel de México, S.A. de C.V., Nextel del Peru S.A. and Nextel Communications Philippines, Inc. (incorporated by reference to Exhibit 10.48 to NII Holdings’ Form 10-K, filed on March 29, 2002).
10.9	Form of Amendment 005 to iDEN Infrastructure Supply Agreement, dated as of December 15, 2004, between NII Holdings, Motorola, Inc. and each of Nextel Telecommunicacoes Ltda., Nextel Argentina S.R.L., Comunicaciones Nextel de Mexico, S.A. de C.V. and Nextel del Peru, S.A. (incorporated by reference to Exhibit 10.11 to NII Holdings’ Form 10-K, filed on March 31, 2005).
10.10	Form of Amendment 006 to the iDEN Infrastructure Equipment Supply Agreement, dated as of January 1, 2005, between NII Holdings, Motorola, Inc. and each of Nextel Communications Argentina, S.A., Nextel Telecomunicacoes Ltda., Communicaciones Nextel de Mexico, S.A. de C.V. and Nextel del Peru, S.A. (incorporated by reference to Exhibit 10.9 to NII Holdings’ Form 10-K, filed on March 22, 2006) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).

Exhibit
Number	Exhibit Description

10.11	Form of Amendment 007A to the iDEN Infrastructure Equipment Supply Agreement, dated September 28, 2006, between NII Holdings, Motorola, Inc. and each of Nextel Communications Argentina, S.A., Nextel Telecomunicacoes, Ltda., Centennial Cayman Corp. Chile, S.A., Comunicaciones Nextel de Mexico, S.A. de C.V. and Nextel del Peru, S.A. (incorporated by reference to Exhibit 10.2 to NII Holdings’ Form 10-Q, filed on November 6, 2006) (portions of this exhibit have been omitted pursuant to a request for confidential treatment).
10.12	Amended and Restated Credit Agreement, dated as of June 27, 2006, by and among Communicaciones Nextel de Mexico, S.A. de C.V., the financial institutions thereto, as lenders, Citibank, N.A., Citigroup Global Markets, Inc. and Scotiabank Inverlat, S.A. (incorporated by reference to Exhibit 10.1 to NII Holdings’ Form 10-Q, filed on August 7, 2006).
10.13	Term Facility Agreement A/B, dated as of September 14, 2007, by and among Nextel Telecomunicacoes Ltda., Nederlandse Financierings-Maatschappij Voor Ontwikkelingslanden N.V., as lender, and Standard Bank Offshore Trust Company Jersey Limited, as Security Agent (incorporated by reference to Exhibit 10.1 to NII Holdings’ Form 10-Q, filed on November 6, 2007).
10.14	Third Amended and Restated Trademark License Agreement, dated as of November 12, 2002, between Nextel Communications, Inc. and NII Holdings (incorporated by reference to Exhibit 10.12 to NII Holdings’ Form S-1, File No. 333-102077, filed on December 20, 2002).
10.15*	Management Incentive Plan, dated as of November 12, 2002 (incorporated by reference to Exhibit 99.1 to NII Holdings’ Registration Statement on Form S-8, filed on November 12, 2002).
10.16	Spectrum Use and Build Out Agreement, dated as of November 12, 2002 (incorporated by reference to Exhibit 10.22 to NII Holdings’ Form 10-K, filed on March 27, 2003).
10.17	Registration Rights Agreement related to our 2.75% convertible notes due 2025, dated as of August 15, 2005, by and between NII Holdings, and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.2 to NII Holdings’ Form 10-Q, filed on November 9, 2005).
10.18	Purchase Agreement for the sale of our 3.125% convertible notes due 2012, dated as of May 30, 2007, by and among NII Holdings, Inc. and the initial purchasers (incorporated by reference to Exhibit 10.1 to NII Holdings’ Form 10-Q, filed August 6, 2007).
10.19	Registration Rights Agreement related to our 3.125% convertible notes due 2012, dated as of June 5, 2007, by and among NII Holdings, Inc. and the initial purchasers (incorporated by reference to Exhibit 10.2 to NII Holdings’ Form 10-Q, filed August 6, 2007).
10.20*	Form of NII Holdings Change of Control Severance Plan (incorporated by reference to Exhibit 10.26 to NII Holdings’ Form 10-K, filed on March 12, 2004).
10.21*	2004 Incentive Compensation Plan (incorporated by reference to Exhibit 4.1 to NII Holdings’ Form S-8, File No. 333-117394, filed on July 15, 2004).
10.22*	Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to NII Holdings’ Form 8-K, filed on May 2, 2006).
10.23*	Form of Executive Officer Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to NII Holdings’ Form 8-K, filed on May 2, 2006).
10.24*	Form of Non-employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to NII Holdings’ Form 8-K, filed on May 2, 2006).
10.25*	Form of Non-employee Director Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.4 to NII Holdings’ Form 8-K, filed on May 2, 2006).
10.26*	Outside Directors Deferral Plan (filed herewith).
10.28	Employment Letter Agreement dated January 30, 2007 between NII Holdings, Inc. and Jose Felipe (incorporated by reference to Exhibit 10.1 to NII Holdings’ Form 10-Q, filed on May 7, 2007).
10.29	Employment Letter Agreement dated February 21, 2007 between NII Holdings, Inc. and Peter A. Foyo (incorporated by reference to Exhibit 10.2 to NII Holdings’ Form 10-Q, filed on May 7, 2007).
12.1	Ratio of Earnings to Fixed Charges (filed herewith).
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to NII Holdings’ Form 10-K, filed on March 12, 2004).
21.1	Subsidiaries of NII Holdings’ (filed herewith).
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a) (filed herewith).
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a) (filed herewith).

Exhibit
Number	Exhibit Description

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith).
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith).

*	Indicates Management Compensatory Plan.