Form 10-Q
period 2008-03-31
NII HOLDINGS INC
filed 2008-05-07
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-32421

NII HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1671412
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1875 Explorer Street, Suite 1000 Reston, Virginia (Address of Principal Executive Offices)	20190 (Zip Code)

(703)390-5100
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on May 1, 2008

Common Stock, $0.001 par value per share	167,567,535

NII HOLDINGS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
Unaudited

	March 31,	December 31,
	2008	2007

ASSETS
Current assets
Cash and cash equivalents	$1,385,424	$1,370,165
Short-term investments	235,823	241,764
Accounts receivable, less allowance for doubtful accounts of $28,332 and $20,204	467,876	438,348
Handset and accessory inventory	132,189	107,314
Deferred income taxes, net	127,470	121,512
Prepaid expenses and other	137,089	110,736

Total current assets	2,485,871	2,389,839
Property, plant and equipment, net	1,980,240	1,853,082
Intangible assets, net	409,891	410,447
Deferred income taxes, net	552,607	541,406
Other assets	275,037	241,962

Total assets	$5,703,646	$5,436,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$125,792	$125,040
Accrued expenses and other	447,810	436,703
Deferred revenues	116,665	109,640
Accrued interest	19,807	12,439
Current portion of long-term debt	72,733	70,448

Total current liabilities	782,807	754,270
Long-term debt	2,353,744	2,196,069
Deferred revenues	32,138	32,892
Deferred credits	149,512	158,621
Other long-term liabilities	140,055	126,511

Total liabilities	3,458,256	3,268,363

Commitments and contingencies (Note 5)
Stockholders’ equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized — 2008 and 2007, no shares issued or outstanding — 2008 and 2007	—	—
Common stock, par value $0.001, 600,000 shares authorized — 2008 and 2007, 167,191 shares issued and outstanding — 2008, 169,910 shares issued and outstanding — 2007	167	170
Paid-in capital	1,018,433	1,091,672
Retained earnings	1,117,368	1,003,799
Accumulated other comprehensive income	109,422	72,732

Total stockholders’ equity	2,245,390	2,168,373

Total liabilities and stockholders’ equity	$5,703,646	$5,436,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)
Unaudited

	Three Months Ended March 31,
	2008	2007

Operating revenues
Service and other revenues	$947,764	$691,841
Digital handset and accessory revenues	45,453	22,924

	993,217	714,765

Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	267,422	188,895
Cost of digital handset and accessory sales	125,776	91,083
Selling, general and administrative	314,069	225,142
Depreciation	86,214	65,364
Amortization	7,938	1,644

	801,419	572,128

Operating income	191,798	142,637

Other income (expense)
Interest expense, net	(41,388)	(24,329)
Interest income	18,940	10,212
Foreign currency transaction gains (losses), net	2,905	(3,532)
Other (expense) income, net	(4,529)	1,827

	(24,072)	(15,822)

Income before income tax provision	167,726	126,815
Income tax provision	(54,157)	(42,651)

Net income	$113,569	$84,164

Net income, per common share, basic	$0.67	$0.52

Net income, per common share, diluted	$0.65	$0.47

Weighted average number of common shares outstanding, basic	169,351	161,870

Weighted average number of common shares outstanding, diluted	188,112	185,868

Comprehensive income, net of income taxes
Foreign currency translation adjustment	$36,599	$(4,915)
Reclassification for (losses) gains on derivatives included in other (expense) income, net	(6)	385
Unrealized gains on derivatives, net	97	206

Other comprehensive income (loss)	36,690	(4,324)
Net income	113,569	84,164

Total comprehensive income	$150,259	$79,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2008
(in thousands)
Unaudited

					Accumulated
					Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2008	169,910	$170	$1,091,672	$1,003,799	$72,732	$2,168,373
Net income	—	—	—	113,569	—	113,569
Other comprehensive income	—	—	—	—	36,690	36,690
Purchase of common stock	(2,728)	(3)	(102,605)	—	—	(102,608)
Share-based payment expense for equity-based awards	—	—	18,859	—	—	18,859
Exercise of stock options	9	—	192	—	—	192
Tax benefit on prior periods’ stock option exercises	—	—	10,315	—	—	10,315

Balance, March 31, 2008	167,191	$167	$1,018,433	$1,117,368	$109,422	$2,245,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008 and 2007
(in thousands)
Unaudited

	2008	2007

Cash flows from operating activities:
Net income	$113,569	$84,164
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt financing costs	2,219	1,108
Depreciation and amortization	94,152	67,008
Provision for losses on accounts receivable	18,368	10,114
Foreign currency transaction (gains) losses, net	(2,905)	3,532
Deferred income tax (benefit) provision	(9,290)	18,042
Utilization of deferred credit	—	(1,886)
Share-based payment expense	18,772	13,199
Excess tax benefit from share-based payment	(6,929)	(1,818)
Accretion of asset retirement obligations	1,762	1,372
Loss on short-term investments	2,987	—
Other, net	(781)	1,018
Change in assets and liabilities:
Accounts receivable, gross	(43,074)	(29,659)
Handset and accessory inventory	(24,323)	(36,170)
Prepaid expenses and other	(23,657)	(35,079)
Other long-term assets	(32,803)	(27,913)
Accounts payable, accrued expenses and other	37,723	(8,503)
Current deferred revenue	5,847	4,310
Other long-term liabilities	4,125	1,792

Net cash provided by operating activities	155,762	64,631

Cash flows from investing activities:
Capital expenditures	(205,759)	(171,997)
Payments for acquisitions, purchases of licenses and other	(1,926)	(13,917)
Proceeds from sales of short-term investments	81,367	—
Purchase of short-term investments	(78,193)	—
Other	(4)	751

Net cash used in investing activities	(204,515)	(185,163)

Cash flows from financing activities:
Payments to purchase common stock	(102,608)	—
Borrowings under syndicated loan facilities	125,000	—
Proceeds from stock option exercises	192	7,492
Excess tax benefit from share-based payment	6,929	1,818
Proceeds from tower financing transactions	27,271	2,929
Repayments under capital leases and tower financing transactions	(1,826)	(1,233)

Net cash provided by financing activities	54,958	11,006

Effect of exchange rate changes on cash and cash equivalents	9,054	(5,990)

Net increase (decrease) in cash and cash equivalents	15,259	(115,516)
Cash and cash equivalents, beginning of period	1,370,165	708,591

Cash and cash equivalents, end of period	$1,385,424	$593,075

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

You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our 2007 annual report on Form 10-K. You should not expect results of operations for interim periods to be an indication of the results for a full year.

Accumulated Other Comprehensive Income.  The components of our accumulated other comprehensive income, net of taxes, are as follows:

	March 31,	December 31,
	2008	2007
	(in thousands)

Cumulative foreign currency translation adjustment	$111,232	$74,633
Unrealized losses on derivatives	(1,810)	(1,901)

	$109,422	$72,732

Supplemental Cash Flow Information.

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)

Capital expenditures
Cash paid for capital expenditures, including capitalized interest	$205,759	$171,997
Change in capital expenditures accrued and unpaid or financed, including accreted interest capitalized	(14,242)	(4,475)

	$191,517	$167,522

Interest costs
Interest expense, net	$41,388	$24,329
Interest capitalized	1,717	1,702

	$43,105	$26,031

Cash paid for interest, net of amounts capitalized	$20,323	$22,393

Cash paid for income taxes	$42,612	$29,999

For the three months ended March 31, 2008 and 2007, we had $2.2 million and $8.7 million, respectively, in non-cash financing activities related to co-location capital lease obligations on our communication towers.

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

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As presented for the three months ended March 31, 2008, our calculation of diluted net income per share includes common shares resulting from shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans and our restricted stock, as well as common shares resulting from the potential conversion of our 2.875% convertible notes, our 2.75% convertible notes, and our 3.125% convertible notes.

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

The following tables provide a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(in thousands, except per share data)

Basic net income per share:
Net income	$113,569	169,351	$0.67	$84,164	161,870	$0.52

Effect of dilutive securities:
Stock options	—	1,461		—	4,720
Restricted stock	—	168		—	1,020
Convertible notes, net of capitalized interest and taxes	7,937	17,132		2,967	18,258

Diluted net income per share:
Net income	$121,506	188,112	$0.65	$87,131	185,868	$0.47

Purchase of Common Stock.  In January 2008, our Board of Directors authorized a program to purchase shares of our common stock for cash. The Board approved the purchase of shares having an aggregate market value of up to $500.0 million, depending on market conditions and other factors. As of March 31, 2008, we have purchased a total of 2,727,541 shares of our common stock for $102.6 million. We treat purchases under this program as effective retirements of the purchased shares and therefore reduce our reported shares issued and outstanding by the number of shares purchased. In addition, we record the excess of the purchase price over the par value of the common stock as a reduction to paid-in capital.

Reclassifications.  We have reclassified certain prior year amounts in our unaudited condensed consolidated financial statements to conform to our current year presentation. These reclassifications did not have a material impact on previously reported balances.

New Accounting Pronouncements.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157, which provides guidance for using fair value to measure assets and liabilities when required for recognition or disclosure purposes. SFAS No. 157 does not expand the use of fair value or determine when fair value should be used in the financial statements. In February 2008, the FASB issued Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purpose of Lease Classification or Measurement Under Statement 13,” or FSP No. 157-1, in order to amend SFAS No. 157 to exclude FASB Statement No. 13, “Accounting for Leases,” or SFAS No. 13, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. In addition, in February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” or FSP No. 157-2, which defers the effective

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value on a recurring basis (at least annually) for which SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In accordance with FSP No. 157-2, we partially adopted SFAS No. 157 for financial assets and liabilities in the first quarter of fiscal year 2008. SFAS No. 157 did not have a material impact on our condensed consolidated financial statements. See Note 2 for additional information and related disclosures regarding our fair value measurements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be included in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 in the first quarter of fiscal year 2008. SFAS No. 159 did not have a material impact on our condensed consolidated financial statements as we elected not to measure any eligible items at fair value.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141(R), which replaces FASB Statement No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, the goodwill acquired and the expenses incurred in connection with the acquisition. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. As a result, we will apply the provisions of SFAS No. 141(R) prospectively to business combinations that close on or after January 1, 2009. We are currently evaluating the impact, if any, the adoption of SFAS No. 141(R) may have on our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of Accounting Research Bulletin No. 51,” or SFAS No. 160. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. We do not believe that the adoption of SFAS No. 160 will have a material impact on our condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” or SFAS No. 161, which amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to require qualitative disclosure about objectives and strategies in using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about the underlying credit-risk-related contingent features in derivative agreements. SFAS No. 161 is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We are currently evaluating the potential impact, if any, the adoption of SFAS No. 161 may have on our condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP No. 142-3. FSP No. 142-3 amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” in order to improve the consistency between the useful life of the recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. FSP No. 142-3 applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) both intangible assets acquired in business combinations and asset acquisitions. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the impact, if any, the adoption of FSP No. 142-3 may have on our condensed consolidated financial statements.

Note 2.	Fair Value Measurements

On January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities. SFAS No. 157 defines fair value, provides guidance for measuring fair value and requires certain disclosures with respect to the processes used to measure the fair value of financial assets and liabilities. SFAS No. 157 does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. Valuation techniques discussed under SFAS No. 157 include the market approach (comparable market prices), the income approach (present value of future income or cash flow based on current market expectations), and the cost approach (cost to replace the service capacity of an asset or replacement cost). SFAS No. 157 utilizes a three-tier fair value hierarchy, which prioritizes the inputs to the valuation techniques used to measure fair value. The following is a brief description of the three levels in the fair value hierarchy:

Level 1:  Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:  Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.

Level 3:  Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table summarizes the financial instruments measured at fair value on a recurring basis in the accompanying condensed consolidated balance sheet as of March 31, 2008 (in thousands):

	Fair Value Measurements as of March 31, 2008			Fair Value as of
	Using the Fair Value Hierarchy			March 31,
Short-Term Investments	Level 1	Level 2	Level 3	2008

Available for sale securities — Nextel Brazil investments	$78,364	$—	$—	$78,364
Available for sale securities — Enhanced cash fund	—	157,459	—	157,459

	$78,364	$157,459	$—	$235,823

Our short-term investments are composed of a $157.4 million investment in an enhanced cash fund that invests primarily in asset backed securities and $78.4 million in investments made by Nextel Brazil in three different investment funds. We classify these investments as available for sale securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Two of the Nextel Brazil investment funds invest primarily in Brazilian government bonds, long-term, low risk bank certificates of deposit and Brazilian corporate debentures, while the third investment fund invests solely in long-term, low risk bank certificates of deposit. The net asset values of the investments were determined using Level 1 inputs within the fair value hierarchy because their net asset values trade with sufficient observable activity to support the Level 1 fair value measurement.

We received $81.4 million in distributions in the first quarter of 2008 from our investment in the enhanced cash fund. As of March 31, 2008, the net asset value per unit of interest in the enhanced cash fund had declined to $0.97. Due to the changing credit market conditions, we evaluated the decline in the market value of the enhanced cash fund and determined that unrealized losses related to that fund should be recognized as other-than-temporary. As a result, we recognized a pre-tax $2.9 million loss related to the decline in the fair value of our investment in the enhanced cash fund. We expect that substantially all of the enhanced cash fund will be liquidated by March 31, 2009. In addition, we have the right at our option to receive an in-kind distribution of the underlying assets in the enhanced cash fund. Currently, decisions regarding the sale of the investments held by the enhanced cash fund are made by the fund manager. If we were to elect to receive the in-kind distribution, we could actively manage the investment decisions with respect to the underlying assets, including electing to sell those assets or hold them to maturity, rather than relying on the fund manager to make those decisions. As a result, we classified our investment in the fund as a current asset as of March 31, 2008. In accordance with our accounting policy, we will continue to assess any future declines in fair value to determine whether additional losses should be realized. The net asset value of this investment was determined using Level 2 inputs within the fair value hierarchy because the underlying assets to the fund are fair valued in observable markets or with corroborating observable market data.

As of March 31, 2008, no assets or liabilities are measured at fair value on a nonrecurring basis.

Note 3.	Intangible Assets

Our intangible assets consist of our licenses, customer base and trade name, all of which have finite useful lives, as follows:

	March 31, 2008			December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(In thousands)

Amortizable intangible assets:
Licenses	$454,147	$(44,256)	$409,891	$446,222	$(35,775)	$410,447
Customer base	43,281	(43,281)	—	42,617	(42,617)	—
Trade name and other	1,822	(1,822)	—	1,796	(1,796)	—

Total intangible assets	$499,250	$(89,359)	$409,891	$490,635	$(80,188)	$410,447

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based solely on the carrying amount of amortizable intangible assets existing as of March 31, 2008 and current exchange rates, we estimate amortization expense for each of the next five years ending December 31 to be as follows (in thousands):

Estimated
Amortization
Years	Expense

2008	$31,106
2009	31,799
2010	31,799
2011	31,799
2012	31,799

Actual amortization expense to be reported in future periods could differ from these estimates as a result of additional acquisitions of intangibles, as well as changes in exchange rates and other relevant factors. During the three months ended March 31, 2008 and 2007, we did not acquire, dispose of or write down any goodwill or intangible assets with indefinite useful lives.

Note 4.	Debt

The components are as follows:

	March 31,	December 31,
	2008	2007
	(in thousands)

3.125% convertible notes due 2012	$1,200,000	$1,200,000
2.75% convertible notes due 2025	349,996	349,996
Brazil syndicated loan facility	300,000	175,000
Mexico syndicated loan facility	281,306	279,355
Tower financing obligations	207,467	177,199
Capital lease obligations	78,057	75,436
Brazil spectrum license financing	9,566	9,446
Other	85	85

Total debt	2,426,477	2,266,517
Less: current portion	(72,733)	(70,448)

	$2,353,744	$2,196,069

3.125% Convertible Notes.  For the fiscal quarter ended March 31, 2008, the closing sale price of our common stock did not exceed 120% of the conversion price of $118.32 per share for at least 20 trading days in the 30 consecutive trading days ending on March 31, 2008. As a result, the conversion contingency was not met as of March 31, 2008.

2.75% Convertible Notes.  For the fiscal quarter ended March 31, 2008, the closing sale price of our common stock did not exceed 120% of the conversion price of $50.08 per share for at least 20 trading days in the 30 consecutive trading days ending on March 31, 2008. As a result, the conversion contingency was not met as of March 31, 2008.

Brazil Syndicated Loan Facility.  In September 2007, Nextel Brazil entered into a $300.0 million syndicated loan facility. Of the total amount of the facility, $45.0 million is denominated in U.S. dollars with a floating interest rate based on LIBOR plus a specified margin ranging from 2.00% to 2.50% (Tranche A — 6.00% and 7.35% as of March 31, 2008 and December 31, 2007, respectively). The remaining $255.0 million is denominated in U.S. dollars

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with a floating interest rate based on LIBOR plus a specified margin ranging from 1.75% to 2.25% (Tranche B — 5.75% and 7.10% as of March 31, 2008 and December 31, 2007, respectively). Tranche A matures on September 14, 2014, and Tranche B matures on September 14, 2012.

As of December 31, 2007, Nextel Brazil had borrowed $26.2 million in term loans under Tranche A and $148.8 million in term loans under Tranche B of this syndicated loan facility. During the first quarter of 2008, Nextel Brazil borrowed the remaining $18.8 million in term loans under Tranche A and $106.2 million in term loans under Tranche B of this syndicated loan facility.

Tower Financing Obligations.  We have an agreement with American Tower Corporation for the sale-leaseback of communication towers in Mexico and Brazil that we recognize as financing obligations. During the three months ended March 31, 2008, Nextel Mexico sold 181 towers to American Tower, which increased its tower financing obligations by $23.1 million and Nextel Brazil sold 54 towers to American Tower, which increased its tower financing obligations by $5.6 million. Following the sale of these towers, we no longer have any further contractual obligation to transfer towers to American Tower Corporation.

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

As of March 31, 2008 and December 31, 2007, Nextel Brazil had accrued liabilities of $21.0 million and $20.2 million, respectively, related to contingencies, all of which were classified in accrued contingencies reported as a component of other long-term liabilities. Of the total accrued liabilities as of March 31, 2008 and December 31, 2007, Nextel Brazil had $11.2 million and $10.8 million in unasserted claims, respectively. We currently estimate the range of reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be between $242.1 million and $246.1 million as of March 31, 2008. We are continuing to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and estimable.

Argentine Contingencies.

As of March 31, 2008 and December 31, 2007, Nextel Argentina had accrued liabilities of $33.4 million and $32.2 million, respectively, related primarily to local turnover taxes, universal service tax and local government claims, all of which were classified in accrued contingencies and accrued non-income taxes reported as components of accrued expenses and other.

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

In August 2006, Nextel Argentina filed a lawsuit against the city of Buenos Aires to pursue the reimbursement of the $18.8 million paid under protest in April 2006. Subsequent to this payment, Nextel Argentina paid $4.2 million, plus interest, under protest, for the period April 2006 through December 2006 related to this tax.

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

In March 2007, Nextel Argentina filed an administrative claim to recover the amounts paid under protest from April 2006 through December 2006. In November 2007, Nextel Argentina received a $4.2 million tax refund, plus interest, as the result of a resolution issued by the tax authorities of the city of Buenos Aires with respect to the amounts paid from April 2006 through December 2006 relating to this tax. Nextel Argentina believes that the tax refund clarifies and confirms the 3% general turnover tax rate. The resolution also indicated that the city of Buenos Aires will defer the decision of the pending lawsuit to pursue the reimbursement of the $18.8 million paid under protest in April 2006 until the court issues a ruling on the case. In addition, Nextel Argentina unconditionally and unilaterally committed to donate $3.4 million to charitable organizations.

Similarly, one of the provincial governments in another one of the markets where Nextel Argentina operates also increased their turnover tax rate from 4.55% to 6% of revenues for cellular companies. Nextel Argentina continues to pay the turnover tax in this province at the existing rate and accrues a liability for the incremental difference in the rate on interconnect revenues. As of March 31, 2008 and December 31, 2007, Nextel Argentina accrued $7.3 million and $6.8 million, respectively, for local turnover taxes in this province, which are included as components of accrued expenses and other.

Universal Service Tax.  Nextel Argentina is subject to the Universal Service Regulation, which imposes a tax on telecommunications licensees, equal to 1% of telecommunications service revenue minus applicable taxes and specified related costs.

Under the Universal Service Regulation, the license holder can choose either to pay the resulting amount into a fund for universal service development or to participate directly in offering services to specific geographical areas under an annual plan designed by the federal government. Although the regulations state that this tax would be applicable beginning January 1, 2001, the authorities did not take the necessary actions to implement the tax. However, a subsequent resolution, issued by the Secretary of Communications in May 2005, prohibits telecommunications operators from itemizing the tax in customer invoices or passing through the tax to customers. In addition, following the Secretary’s instructions, the Argentine CNC ordered Nextel Argentina, among other operators, to reimburse the amounts collected as universal service contributions, plus interest. In June 2007, the Secretary of Communications issued a resolution requiring new universal service tax contributions to be deposited into a financial institution. Nextel Argentina began depositing these contributions in September 2007, effective for the period beginning July 1, 2007. In April 2008, a new decree was issued by the Secretary of Communications addressing a number of issues relevant to the implementation of the regime. This new decree would enable license holders to satisfy previous outstanding obligations under the regime by providing services under existing or new programs that are approved as Universal Service programs by the Secretary of Communications.

As a result of various events, during 2005, Nextel Argentina accrued for the maximum liability due to customers for amounts billed during all periods ending December 31, 2005, plus interest. Nextel Argentina continued accruing the higher amount during the first quarter of 2006 while maintaining its position that there is no basis for this reimbursement to customers. As of April 1, 2006, Nextel Argentina changed its rate plan structure,

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which eliminated all other charges and any further contingencies related to this tax. In April 2006, Nextel Argentina filed a judicial claim against the legislation passed in May 2005, which is currently pending. As of March 31, 2008 and December 31, 2007, the accrual for the liability to Nextel Argentina’s customers was $7.9 million and $7.7 million, respectively, which is included as a component of accrued expenses and other.

Legal Proceedings.

We are subject to claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our business, financial condition, results of operations or cash flows.

Note 6.	Income Taxes

We are subject to income taxes in both the United States and the non-U.S. jurisdictions in which we operate. Certain of our entities are under examination by the relevant taxing authorities for various tax years. The earliest years that remain subject to examination by jurisdiction are: Chile — 1993; U.S. — 1995; Mexico — 2001; Argentina — 2002; Peru and Brazil — 2003. We regularly assess the potential outcome of current and future examinations in each of the taxing jurisdictions when determining the adequacy of the provision for income taxes.

The following table shows a reconciliation of our unrecognized tax benefits according to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” or FIN No. 48, for the three months ended March 31, 2008 (in thousands):

Unrecognized tax benefits at December 31, 2007	$67,955
Additions for current year tax positions	4,827
Foreign currency translation adjustment	761

Unrecognized tax benefits — March 31, 2008	$73,543

The unrecognized tax benefits as of December 31, 2007 and March 31, 2008 include $49.1 million and $52.7 million, respectively, of tax benefits that could potentially reduce our future effective tax rate, if recognized. It also includes $0.6 million of unrecognized tax benefits related to non-U.S. deductions that lack sufficient supporting documentation, which is reasonably possible, will be recognized within the next twelve months following March 31, 2008, as a result of the expiring statute of limitations.

We record interest and penalties associated with uncertain tax positions as a component of our income tax provision.

We assessed the realizability of our deferred tax assets during the first quarter of 2008, consistent with the methodology we employed for 2007, and determined that the realizability of those deferred assets has not changed for the markets in which we operate. In that assessment, we considered the reversal of existing temporary differences associated with deferred tax assets and liabilities, future taxable income, tax planning strategies and historical and future pre-tax book income (as adjusted for permanent differences between financial and tax accounting items) in order to determine if it is “more-likely-than-not” that the deferred tax asset will be realized. As of March 31, 2008, our Brazilian entity Nextel Telecomunicacoes S.A. (Brazil S.A.) continues to maintain a 100% valuation allowance against its net deferred tax assets; however we believe it is reasonably possible that the valuation allowance could be released in the near term if Brazil S.A. generates a level of sufficient pre-tax U.S. GAAP income. Additionally, due to the expected repatriation of certain earnings of our Argentine and Mexican subsidiaries within this year, we released a portion of the U.S. valuation allowance that related to excess stock option deductions, resulting in an increase to paid-in capital.

In 1998, Nextel Peru entered into a 10-year tax stability agreement with the Peruvian government that suspends its net operating loss carryforwards from expiring until Nextel Peru generates taxable income. Once Nextel Peru generates taxable income, Nextel Peru has four years to utilize those tax loss carryforwards and any

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

taxable income in excess of the tax loss carryforwards will be taxed at 30%. During 2005, 2006 and 2007, Nextel Peru generated taxable income and utilized a portion of the tax loss carryforwards. The remaining tax loss carryforwards in Peru will expire on December 31, 2008 if not used by that date. At this time, we believe it is more-likely-than-not that these tax loss carryforwards will be fully utilized prior to their expiration. The 1998 tax stability agreement effectively expired on January 1, 2008; however, Nextel Peru has the option to negotiate a new and similar tax stability agreement with the Peruvian government during this year.

During 2004, Nextel Mexico amended its Mexican Federal income tax returns in order to reverse a benefit previously claimed for a disputed provision of the Federal income tax law covering deductions and gains from the sale of property. We filed the amended returns in order to avoid potential penalties and we also filed administrative petitions seeking clarification of our right to the tax benefits claimed on the original income tax returns. The tax authorities constructively denied our administrative petitions in January 2005 and in May 2005 we filed an annulment suit challenging the constructive denial. Resolution of the annulment suit is pending. Based on an opinion by our independent legal counsel in Mexico, we believe it is probable that we will recover this amount. Our consolidated balance sheets as of March 31, 2008 and December 31, 2007 include $16.3 and $16.0 million, respectively, in income taxes receivable, which are included as components of other non-current assets. The income tax benefit for this item was related to our income tax provision for the years ended December 31, 2005, 2004 and 2003.

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

We believe that the new minimum corporate tax is an income tax to which SFAS No. 109, “Accounting for Income Taxes,” is applicable. After evaluating the impact that the new minimum corporate tax will have on Nextel Mexico, we concluded that Nextel Mexico will not incur any material minimum corporate tax liability in this year or future years and no adjustment to our deferred income tax provision is necessary.

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

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated
	(in thousands)

Three Months Ended March 31, 2008
Service and other revenues	$493,315	$286,316	$114,967	$51,696	$1,796	$(326)	$947,764
Digital handset and accessory revenues	15,057	15,169	11,065	4,162	—	—	45,453

Operating revenues	$508,372	$301,485	$126,032	$55,858	$1,796	$(326)	$993,217

Segment earnings (losses)	$191,752	$81,390	$39,378	$12,061	$(38,631)	$—	$285,950
Management fee	(8,398)	—	—	—	8,398	—	—
Depreciation and amortization	(46,099)	(31,949)	(8,668)	(4,926)	(2,608)	98	(94,152)

Operating income (loss)	137,255	49,441	30,710	7,135	(32,841)	98	191,798
Interest expense, net	(16,062)	(13,265)	(658)	(17)	(13,354)	1,968	(41,388)
Interest income	10,569	997	1,267	291	7,784	(1,968)	18,940
Foreign currency transaction gains (losses), net	4,160	(1,747)	430	(191)	253	—	2,905
Other (expense) income, net	(79)	(1,197)	28	1	(3,282)	—	(4,529)

Income (loss) before income tax	$135,843	$34,229	$31,777	$7,219	$(41,440)	$98	$167,726

Capital expenditures	$50,060	$103,399	$16,607	$8,820	$12,631	$—	$191,517

Three Months Ended March 31, 2007
Service and other revenues	$395,120	$164,372	$91,133	$40,935	$565	$(284)	$691,841
Digital handset and accessory revenues	5,060	8,134	6,912	2,818	—	—	22,924

Operating revenues	$400,180	$172,506	$98,045	$43,753	$565	$(284)	$714,765

Segment earnings (losses)	$153,754	$45,906	$31,761	$9,080	$(30,856)	$—	$209,645
Management fee	(9,900)	—	—	—	9,900	—	—
Depreciation and amortization	(33,171)	(19,769)	(7,242)	(5,288)	(1,636)	98	(67,008)

Operating income (loss)	110,683	26,137	24,519	3,792	(22,592)	98	142,637
Interest expense, net	(14,212)	(6,521)	(494)	(37)	(5,463)	2,398	(24,329)
Interest income	7,183	147	899	197	4,184	(2,398)	10,212
Foreign currency transaction (losses) gains, net	(4,650)	575	476	44	23	—	(3,532)
Other income (expense), net	2,338	(765)	247	—	7	—	1,827

Income (loss) before income tax	$101,342	$19,573	$25,647	$3,996	$(23,841)	$98	$126,815

Capital expenditures	$92,983	$52,289	$9,929	$10,797	$1,524	$—	$167,522

March 31, 2008
Property, plant and equipment, net	$826,274	$752,993	$190,934	$111,487	$98,620	$(68)	$1,980,240

Identifiable assets	$2,471,701	$1,708,435	$472,488	$239,047	$812,043	$(68)	$5,703,646

December 31, 2007
Property, plant and equipment, net	$803,393	$673,462	$183,889	$107,532	$84,972	$(166)	$1,853,082

Identifiable assets	$2,297,580	$1,540,227	$444,125	$231,018	$923,952	$(166)	$5,436,736

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction	18
Business Overview	18
Digital Handsets in Commercial Service	21
Critical Accounting Policies and Estimates	21
Ratio of Earnings to Fixed Charges	22
Reclassifications	22
Results of Operations	22
a. Consolidated	23
b. Nextel Mexico	28
c. Nextel Brazil	31
d. Nextel Argentina	34
e. Nextel Peru	36
f. Corporate and other	38
Liquidity and Capital Resources	39
Future Capital Needs and Resources	40
Forward Looking Statements	43
Effect of New Accounting Standards	44

Introduction

The following is a discussion and analysis of:

•	our consolidated financial condition and results of operations for the three-month periods ended March 31, 2008 and 2007; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.

You should read this discussion in conjunction with our 2007 annual report on Form 10-K, including but not limited to, the discussion regarding our critical accounting judgments, as described below. Historical results may not indicate future performance. See “Forward Looking Statements” for risks and uncertainties that may impact our future performance.

Business Overview

We provide digital wireless communication services, primarily targeted at meeting the needs of customers who use our services in their businesses and individuals that have medium to high usage patterns, both of whom value our multi-function handsets, including our Nextel Direct Connect® feature, and our high level of customer service. We provide these services through operating companies located in selected Latin American markets, under the Nexteltm brand, with our principal operations located in major business centers and related transportation corridors of Mexico, Brazil, Argentina, Peru and Chile. The markets we serve are generally characterized by high population densities in major urban and suburban centers, which we refer to as major business centers, and where we believe there is a concentration of the country’s business users and economic activity. We believe that vehicle traffic congestion, low wireline service penetration and the expanded coverage of wireless networks in these major business centers encourage the use of the mobile wireless communications services that we offer.

Our networks support multiple digital wireless services, including:

•	mobile telephone service, including advanced calling features such as speakerphone, conference calling, voice-mail, call forwarding and additional line service;

•	Nextel Direct Connect® service, which allows subscribers anywhere on our network to talk to each other instantly, on a “push-to-talk” basis, private one-to-one call or group call;

•	International Direct Connect® service, together with Sprint Nextel Corporation and TELUS Corporation, which allows subscribers to communicate instantly across national borders with our subscribers in Mexico, Brazil, Argentina, Peru and Chile, with Sprint Nextel Corporation subscribers using compatible handsets in the United States and, except for our customers in Chile, with TELUS subscribers using compatible handsets in Canada;

•	text messaging services, mobile internet services, e-mail services including Blackberrytm services, location-based services, which include the use of Global Positioning System (GPS) technologies, digital media services and advanced Javatm enabled business applications; and

•	international roaming services.

Our principal objective is to grow our business in selected markets in Latin America by providing differentiated wireless communications services that are valued by our customers, while improving our profitability and cash flow over the long term. We plan to continue to expand the coverage and capacity of our networks in our existing markets and increase our existing subscriber base while managing our costs in a manner designed to support that growth and improving our operating results. We will seek to add subscribers at rates and other terms that reflect the competitive conditions in our markets while seeking to minimize any negative impact on our consolidated financial performance.

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

Although the economies of certain Latin American markets have been historically volatile, the economies in the countries where we operate have been relatively more stable compared to historical periods. However, recent economic indicators have revealed that the United States economy is currently in a downturn and may soon be in a recession. To the extent that this downturn continues or worsens, the economies of the markets in which we operate, particularly in Mexico, could be adversely affected. In addition, in the last two years, the inflation rate in Argentina has risen significantly, and we expect that it may continue to remain elevated or rise in the next several years, which will increase our costs and could reduce our profitability in Argentina.

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

The key components of our strategy are as follows:

Focusing on Major Business Centers in Key Latin American Markets.  We operate primarily in large urban markets, including five of the six largest cities in Latin America, which have a concentration of medium to high usage business customers and consumers. We target these markets because we believe they have favorable long-term growth prospects for our wireless communications services while offering the cost benefits associated with providing services in more concentrated population centers. In addition, the cities in which we operate account for a high proportion of total economic activity in each of their respective countries and provide us with a large potential market. We believe that there are significant opportunities for growth in these markets due to the high demand for wireless communications services and the large number of potential customers within our targeted customer groups.

Targeting High Value Customers.  Our main focus is on customers who purchase services under contract and primarily use our services in their businesses and individuals that have medium to high usage patterns, both of whom value our multi-function handsets, including our Nextel Direct Connect feature and our high level of customer service. In our current customer base, our typical customer has between 3 and 30 handsets, and some of our largest customers have over 500 handsets; however, new customers that we are acquiring generally have a lower number of handsets per customer.

Providing Differentiated Services.  We differentiate ourselves from our competitors by offering unique services like our “push-to-talk” digital radio communication service, which we refer to as Direct Connect. This service, which is available throughout our service areas, provides significant value to our customers by eliminating the long distance and domestic roaming fees charged by other wireless service providers, while also providing added functionality due to the near-instantaneous nature of the communication and the ability to communicate on a one-to-many basis. Our competitors have introduced competitive push-to-talk over cellular products, but we believe that the quality of our Direct Connect service is superior at this time. We add further value by customizing data applications that enhance the productivity of our business customers, such as vehicle and delivery tracking, order entry processing and workforce monitoring applications.

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

Selectively Expanding our Service Areas.  We believe that we have significant opportunities to grow through selective expansion of our service into additional areas in some of the countries in which we currently operate, particularly in Brazil and Chile where our coverage is not as extensive as in other markets. Such expansion may involve building out certain areas in which we already have spectrum, obtaining additional 800 MHZ spectrum in new areas which would enable us to expand our network service areas, and further developing our business in key urban areas. In addition, we may consider selectively expanding into other Latin American countries where we do not currently operate. We are currently expanding significantly our service areas in Brazil in connection with our 2008 growth objectives. See “Capital Expenditures” for a discussion of the factors that drive our capital spending.

Preserving the iDEN Opportunity.  The iDEN networks that we operate allow us to offer differentiated services like Direct Connect while offering high quality voice telephony and innovative data services. The iDEN technology is unique in that it is the only widespread, commercially available digital technology that operates on non-contiguous spectrum, which is important to us because much of the spectrum that our operating companies hold in each of the markets we serve is non-contiguous. Because Motorola is the sole supplier of iDEN technology, we are dependent on Motorola’s support of the evolution of the iDEN technology and of the development of new features, functionality and handset models. Sprint Nextel Corporation is the largest customer of Motorola with respect to iDEN technology and, in the past, has provided significant support with respect to new product development for that technology. Sprint Nextel Corporation has announced plans to migrate their push-to-talk services to their CDMA EVDO Rev-A network platform and as such has reduced the amount of effort and support in the development of new iDEN handsets. In anticipation of this change, we have increased our effort and support of iDEN handset product development and now lead the majority of that development activity in support of our customers’ needs. In addition, we have entered into arrangements with Motorola that are designed to provide us with a continued source of iDEN network equipment and handsets in an environment in which Sprint Nextel’s purchases and support of future development of that equipment may decline. Specifically, in September 2006, we entered into agreements to extend our relationship with Motorola for the supply of iDEN handsets and iDEN network infrastructure through December 31, 2011. Under these agreements, Motorola agreed to maintain an adequate supply of the iDEN handsets and equipment used in our business for the term of the agreement and to continue to invest in the development of new iDEN devices and infrastructure features. In addition, we agreed to annually escalating handset volume purchase commitments and certain pricing parameters for handsets and infrastructure linked to the volume of our purchases. If we do not meet the specified handset volume commitments, we would be required to pay an additional amount based on any shortfall of actual purchased handsets compared to the related annual volume commitment. During the first quarter of 2008, Motorola announced plans to separate its mobile devices division into a separate public entity through a spin off of that division. While we cannot determine the impact of Motorola’s planned separation of the mobile devices business on its iDEN business, Motorola’s obligations under our existing agreements, including the obligation to supply us with iDEN handsets and network equipment, remain in effect.

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

In July 2007, we were awarded a nationwide license of 35 MHz of 1.9 GHz spectrum in Peru for a term of 20 years through a governmental auction process that requires us to deploy new digital network technology within specified timeframes throughout Peru, including in areas that we do not currently serve. We plan to develop and deploy a third generation network in Peru using this spectrum. Our current plans are to pursue this opportunity utilizing a technology that will be based on the CDMA platform. We have filed plans with the regulatory authorities in Peru detailing our plans for the deployment of this new network and believe that it will enable us to significantly increase the size of our opportunity in Peru by allowing us to offer new and differentiated services to a larger base of potential customers.

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

Digital Handsets in Commercial Service

The table below provides an overview of our total handsets in commercial service in the countries indicated as of March 31, 2008 and December 31, 2007. For purposes of the table, handsets in commercial service represent all handsets with active customer accounts on the networks in each of the listed countries.

	Mexico	Brazil	Argentina	Peru	Chile	Total
	(handsets in thousands)

Digital handsets in commercial service — December 31, 2007	2,140	1,290	812	477	10	4,729
Net subscriber additions	130	106	39	44	2	321

Digital handsets in commercial service — March 31, 2008	2,270	1,396	851	521	12	5,050

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

As described in more detail in our 2007 Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we consider the following accounting policies to be the most important to our financial position and results of operations or policies that require us to exercise significant judgment and/or estimates:

•	revenue recognition;

•	allowance for doubtful accounts;

•	depreciation of property, plant and equipment;

•	amortization of intangible assets;

•	asset retirement obligations;

•	foreign currency;

•	loss contingencies;

•	stock-based compensation; and

•	income taxes.

There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2008 compared to those discussed in our 2007 annual report of Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Ratio of Earnings to Fixed Charges

Three Months
Ended
March 31,
2008	2007

4.02x	4.63x

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

Results of Operations

Operating revenues primarily consist of wireless service revenues and revenues generated from the sale of digital handsets and accessories. Service revenues primarily include fixed monthly access charges for mobile telephone service and digital two-way radio and other services, including revenues from calling party pays programs and variable charges for airtime and digital two-way radio usage in excess of plan minutes, long-distance charges and international roaming revenues derived from calls placed by our customers. Digital handset and accessory revenues represent revenues we earn on the sale of digital handsets and accessories to our customers.

In addition, we also have other less significant sources of revenues. These revenues primarily include revenues generated from our handset maintenance programs, roaming revenues generated from other companies’ customers that roam on our networks and co-location rental revenues from third-party tenants that rent space on our towers.

Cost of revenues primarily includes the cost of providing wireless service and the cost of digital handset and accessory sales. Cost of providing service consists largely of costs of interconnection with local exchange carrier facilities and direct switch and transmitter and receiver site costs, including property taxes, expenses related to our handset maintenance programs, insurance costs, utility costs, maintenance costs, spectrum license fees and rent for the network switches and transmitter sites used to operate our networks. Interconnection costs have fixed and variable components. The fixed component of interconnection costs consists of monthly flat-rate fees for facilities leased from local exchange carriers, primarily for circuits required to connect our transmitter sites to our network switches and to connect our switches. The variable component of interconnection costs, which fluctuates in relation to the volume and duration of wireless calls, generally consists of per-minute use fees charged by wireline and wireless providers for wireless calls from our digital handsets terminating on their networks. Cost of digital handset and accessory sales consists largely of the cost of the handset and accessories, order fulfillment and installation-related expenses, as well as write-downs of digital handset and related accessory inventory for shrinkage or obsolescence.

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

a.	Consolidated

		% of		% of
		Consolidated		Consolidated	Change from
	March 31,	Operating	March 31,	Operating	Previous Year
	2008	Revenues	2007	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$947,764	95%	$691,841	97%	$255,923	37%
Digital handset and accessory revenues	45,453	5%	22,924	3%	22,529	98%

	993,217	100%	714,765	100%	278,452	39%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(267,422)	(27)%	(188,895)	(26)%	(78,527)	42%
Cost of digital handset and accessory sales	(125,776)	(13)%	(91,083)	(13)%	(34,693)	38%

	(393,198)	(40)%	(279,978)	(39)%	(113,220)	40%
Selling and marketing expenses	(127,224)	(13)%	(88,422)	(13)%	(38,802)	44%
General and administrative expenses	(186,845)	(19)%	(136,720)	(19)%	(50,125)	37%
Depreciation and amortization	(94,152)	(9)%	(67,008)	(9)%	(27,144)	41%

Operating income	191,798	19%	142,637	20%	49,161	34%
Interest expense, net	(41,388)	(4)%	(24,329)	(3)%	(17,059)	70%
Interest income	18,940	2%	10,212	1%	8,728	85%
Foreign currency transaction gains (losses), net	2,905	—	(3,532)	—	6,437	(182)%
Other (expense) income, net	(4,529)	—	1,827	—	(6,356)	NM

Income before income tax provision	167,726	17%	126,815	18%	40,911	32%
Income tax provision	(54,157)	(6)%	(42,651)	(6)%	(11,506)	27%

Net income	$113,569	11%	$84,164	12%	$29,405	35%

NM-Not Meaningful

During 2007 and continuing in the first quarter of 2008, we expanded significantly our subscriber base across all of our markets with the majority of this growth concentrated in Mexico and Brazil. As a result, both our consolidated revenues and consolidated operating expenses increased substantially from the first quarter of 2007 to the first quarter of 2008. However, our results in 2008 have been adversely affected by the more competitive sales environment, primarily in Mexico, that developed in the second half of 2007. As a result, our consolidated average revenue per subscriber may decline during the remainder of 2008 as we continue to address these competitive conditions. We have also experienced a higher consolidated customer turnover rate during the first quarter of 2008, which also resulted primarily from the competitive sales environment in Mexico. While we have implemented initiatives that we believe may stabilize our customer turnover rate in the second half of 2008, the competitive conditions we face may continue to adversely affect our ability to retain customers, particularly in Mexico. Our consolidated operating margin decreased by 1% from the first quarter of 2007 to the first quarter of 2008 due primarily to an increase in our consolidated cost of service as a percentage of total operating revenues. Our other consolidated operating expenses remained stable as a percentage of consolidated operating revenues.

Coverage expansion and network improvements resulted in consolidated capital expenditures totaling $191.5 million for the first quarter of 2008, which represented a $24.0 million increase from the comparable period in 2007. This increase in capital expenditures was the result of the expansion of both the geographic coverage and capacity of our networks, particularly in Brazil and Mexico, consistent with our plan to continue to expand our consolidated customer base in both new and existing areas in those markets. While we expect that the amounts invested by Nextel Mexico and Nextel Brazil to expand the coverage of their networks and to improve their quality and capacity will continue to represent the majority of our total capital expenditure investments in the future, we expect the capital expenditures invested by Nextel Brazil to increase due to our recent decision to expand our network coverage in Brazil and the capital expenditures invested by Nextel Mexico to decrease due to the substantial completion of our expansion plan in Mexico. In addition, our deployment of a new CDMA network in Peru will require additional significant capital expenditures in 2008 and in subsequent years. See “Future Capital Needs and Resources. Capital Expenditures.” for more information.

1.	Operating revenues

The $255.9 million, or 37%, increase in consolidated service and other revenues from the three months ended March 31, 2007 to the same period in 2008 is primarily due to a 36% increase in the average number of total digital handsets in service resulting from continued strong demand for our services and our balanced growth and expansion strategy, as well as a $20.4 million, or 53%, increase in revenues generated from our handset maintenance programs as a result of a 44% increase in the number of subscribers participating in these programs. Average consolidated revenues per handset remained relatively stable from the three months ended March 31, 2007 to the same period in 2008 primarily reflecting the net effect of the favorable impact resulting from the appreciation of the real in Brazil, and a decline in average revenue per handset in Mexico.

The $22.5 million, or 98%, increase in consolidated digital handset and accessory revenues from the three months ended March 31, 2007 to the same period in 2008 is primarily due to a 96% increase in handset upgrades for existing subscribers, an increase in the average price per handset upgrade, primarily in Mexico, and a 29% increase in handset sales to new subscribers.

2.	Cost of revenues

The $78.5 million, or 42%, increase in consolidated cost of service from the three months ended March 31, 2007 to the same period in 2008 is principally a result of the following:

•	a $38.0 million, or 39%, increase in consolidated interconnect costs resulting primarily from a 25% increase in consolidated interconnect minutes of use, as well as an increase in the proportion of mobile-to-mobile minutes of use, which generally have higher per minute interconnection costs;

•	a $16.7 million, or 28%, increase in consolidated direct switch and transmitter and receiver site costs resulting from a 20% increase in the total number of sites in service from March 31, 2007 to March 31, 2008 and an increase in costs per site; and

•	a $14.4 million, or 53%, increase in consolidated service and repair costs mainly resulting from an increase in the number of subscribers participating in our handset maintenance programs.

The $34.7 million, or 38%, increase in consolidated cost of digital handset and accessory sales from the three months ended March 31, 2007 to the same period in 2008 is primarily due to a 29% increase in handset sales to new subscribers as well as a 96% increase in handset upgrades for existing subscribers.

3.	Selling and marketing expenses

The $38.8 million, or 44%, increase in consolidated selling and marketing expenses from the three months ended March 31, 2007 to the same period in 2008 is principally a result of the following:

•	an $18.9 million, or 52%, increase in consolidated indirect commissions resulting from a 30% increase in total gross subscriber additions generated through external sales channels as well as an increase in indirect commissions earned per handset sale, primarily in Mexico and Brazil;

•	a $12.6 million, or 37%, increase in consolidated payroll expenses and direct commissions resulting from a 27% increase in total gross subscriber additions generated by internal sales personnel and higher payroll and related costs related to an increase in selling and marketing personnel necessary to support continued sales growth; and

•	a $6.4 million, or 42%, increase in consolidated advertising expenses, primarily in Brazil, mainly related to the launch of new markets in connection with our expansion plan and increased advertising initiatives related to overall subscriber growth.

4.	General and administrative expenses

The $50.1 million, or 37%, increase in consolidated general and administrative expenses from the three months ended March 31, 2007 to the same period in 2008 is primarily a result of the following:

•	a $15.7 million, or 44%, increase in consolidated customer care expenses, mainly payroll and related expenses, resulting from additional customer care personnel necessary to support a larger customer base;

•	a $9.0 million, or 17%, increase in general corporate costs largely due to higher personnel costs related to an increase in headcount and higher facilities-related expenses due to continued subscriber growth and expansion into new areas;

•	an $8.3 million, or 82%, increase in consolidated bad debt expense, primarily in Mexico, as a result of the 39% increase in consolidated operating revenues and a decrease in collection rates in Mexico that resulted in an increase in bad debt expense as a percentage of consolidated operating revenues from 1.4% for the three months ended March 31, 2007 to 1.8% for the three months ended March 31, 2008;

•	a $7.3 million, or 77%, increase in revenue-based taxes in Brazil that we report on a gross basis as both service and other revenues and general and administrative expenses;

•	a $6.5 million, or 83%, increase in stock option compensation expense, primarily resulting from grants of stock options in April 2007; and

•	a $3.7 million, or 29%, increase in information technology repair and maintenance costs primarily in Mexico and Brazil related to the expansion of our networks.

5.	Depreciation and amortization

The $27.1 million, or 41%, increase in consolidated depreciation and amortization from the three months ended March 31, 2007 to the same period in 2008 is primarily due to a 41% increase in our consolidated property, plant and equipment in service from March 31, 2007 to March 31, 2008 resulting from the continued expansion of our networks, mainly in Mexico and Brazil.

6.  Interest expense, net

The $17.1 million, or 70%, increase in consolidated interest expense from the three months ended March 31, 2007 to the same period in 2008 is primarily due to the following:

•	$9.4 million of interest expense incurred on our 3.125% convertible notes that we issued in May 2007;

•	a $5.0 million increase in interest incurred on our towers financing transactions and capital lease obligations in Mexico and Brazil primarily due to increases in both the number of towers financed and capital leases; and

•	$4.3 million of interest incurred on borrowings under Nextel Brazil’s syndicated loan facility that were funded between October 2007 and March 2008; partially offset by

•	a $2.2 million decrease in interest expense due to the conversion of our 2.875% convertible notes during the third quarter of 2007.

7.	Interest income

The $8.7 million, or 85%, increase in consolidated interest income from the three months ended March 31, 2007 to the same period in 2008 is largely due to higher average consolidated cash and short-term investment balances in the United States resulting from the net proceeds received in connection with the sale of $1.2 billion in 3.125% convertible notes in May 2007 and an increase in average cash balances in Mexico.

8.	Foreign currency transaction gains (losses), net

Consolidated foreign currency transaction gains of $2.9 million for three months ended March 31, 2008 are mostly the result of the strengthening of the Mexican peso relative to the U.S. dollar on Nextel Mexico’s U.S. dollar-denominated liabilities, primarily its intercompany payables.

Consolidated foreign currency transaction losses of $3.5 million for the three months ended March 31, 2007 were mostly the result of the weakening of the Mexican peso relative to the U.S. dollar on Nextel Mexico’s U.S. dollar-denominated liabilities.

9.	Other (expense) income, net

Other expense, net, of $4.5 million during the three months ended March 31, 2008 is mainly due to a loss we recognized related to a decline in the value of our investment in a short-term investment fund in the United States resulting from changing credit market conditions. We believe that if these credit market conditions continue to deteriorate we could experience further losses on this short-term investment.

10.	Income tax provision

The $11.5 million, or 27%, increase in the consolidated income tax provision from the three months ended March 31, 2008 compared to the same period in 2007 is primarily due to a $40.9 million, or 32%, increase in income before taxes.

Segment Results

We evaluate performance of our segments and provide resources to them based on operating income before depreciation and amortization and impairment, restructuring and other charges, which we refer to as segment earnings. Because we do not view share-based compensation as an important element of operational performance, we recognize share-based payment expense at the corporate level and exclude it when evaluating the business performance of our segments. The tables below provide a summary of the components of our consolidated segments for the three months ended March 31, 2008 and 2007. The results of Nextel Chile are included in “Corporate and other.”

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Three Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
March 31, 2008	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
	(dollars in thousands)

Nextel Mexico	$508,372	51%	$(176,822)	45%	$(139,798)	45%	$191,752
Nextel Brazil	301,485	30%	(128,531)	33%	(91,564)	29%	81,390
Nextel Argentina	126,032	13%	(58,268)	15%	(28,386)	9%	39,378
Nextel Peru	55,858	6%	(28,242)	7%	(15,555)	5%	12,061
Corporate and other	1,796	—	(1,661)	—	(38,766)	12%	(38,631)
Intercompany eliminations	(326)	—	326	—	—	—	—

Total consolidated	$993,217	100%	$(393,198)	100%	$(314,069)	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Three Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
March 31, 2007	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
	(dollars in thousands)

Nextel Mexico	$400,180	56%	$(139,522)	50%	$(106,904)	48%	$153,754
Nextel Brazil	172,506	24%	(72,074)	26%	(54,526)	24%	45,906
Nextel Argentina	98,045	14%	(45,406)	16%	(20,878)	9%	31,761
Nextel Peru	43,753	6%	(22,558)	8%	(12,115)	5%	9,080
Corporate and other	565	—	(702)	—	(30,719)	14%	(30,856)
Intercompany eliminations	(284)	—	284	—	—	—	—

Total consolidated	$714,765	100%	$(279,978)	100%	$(225,142)	100%

In accordance with accounting principles generally accepted in the United States, we translated the results of operations of our operating segments using the average exchange rates for the three months ended March 31, 2008 and 2007. The following table presents the average exchange rates we used to translate the results of operations of our operating segments, as well as changes from the average exchange rates utilized in the prior period. Because the U.S. dollar is the functional currency in Peru, Nextel Peru’s results of operations are not significantly impacted by changes in the U.S. dollar to Nuevo sol exchange rate.

	Three Months Ended March 31,
	2008	2007	Percent Change

Mexican peso	10.81	11.02	1.9%
Brazilian real	1.74	2.11	21.3%
Argentine peso	3.16	3.10	(1.9)%

A discussion of the results of operations for each of our reportable segments is provided below.

b.	Nextel Mexico

		% of		% of
		Nextel		Nextel
		Mexico’s		Mexico’s	Change from
	March 31,	Operating	March 31,	Operating	Previous Year
	2008	Revenues	2007	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$493,315	97%	$395,120	99%	$98,195	25%
Digital handset and accessory revenues	15,057	3%	5,060	1%	9,997	198%

	508,372	100%	400,180	100%	108,192	27%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(105,784)	(21)%	(82,598)	(21)%	(23,186)	28%
Cost of digital handset and accessory sales	(71,038)	(14)%	(56,924)	(14)%	(14,114)	25%

	(176,822)	(35)%	(139,522)	(35)%	(37,300)	27%
Selling and marketing expenses	(73,065)	(14)%	(54,245)	(14)%	(18,820)	35%
General and administrative expenses	(66,733)	(13)%	(52,659)	(13)%	(14,074)	27%

Segment earnings	191,752	38%	153,754	38%	37,998	25%
Management fee	(8,398)	(2)%	(9,900)	(2)%	1,502	(15)%
Depreciation and amortization	(46,099)	(9)%	(33,171)	(8)%	(12,928)	39%

Operating income	137,255	27%	110,683	28%	26,572	24%
Interest expense, net	(16,062)	(3)%	(14,212)	(4)%	(1,850)	13%
Interest income	10,569	2%	7,183	2%	3,386	47%
Foreign currency transaction gains (losses), net	4,160	1%	(4,650)	(1)%	8,810	(189)%
Other (expense) income, net	(79)	—	2,338	—	(2,417)	(103)%

Income before income tax	$135,843	27%	$101,342	25%	$34,501	34%

Nextel Mexico continues to be our largest and most profitable market segment, comprising 51% of our consolidated operating revenues and generating a 38% segment earnings margin for the three months ended March 31, 2008, consistent with the margin reported in the first quarter of 2007. During the first quarter of 2008, Nextel Mexico experienced strong subscriber growth and a corresponding increase in operating expenses, which resulted from increased costs incurred in connection with its expansion efforts, including network, personnel and other expenses related to the high level of subscriber growth.

Over the past year, some of Nextel Mexico’s competitors have significantly lowered prices for postpaid wireless services, offered free or significantly discounted handsets, specifically targeted some of Nextel Mexico’s largest corporate customers, offered various incentives to Nextel Mexico’s customers to switch service providers, including reimbursement of cancellation fees, and offered bundled telecommunications services that include local, long distance and data services. Nextel Mexico is addressing these competitive actions by, among other things, launching attractive commercial campaigns offering handsets to new and existing customers on more favorable terms, which results in higher handset subsidies as a percentage of handset costs, and offering more competitive rate plans, which results in lower average revenue per subscriber. In addition, during the third quarter of 2007 and continuing into 2008, Nextel Mexico took a number of steps to improve its competitiveness including the implementation of an increase in its commission rates and other modifications to its compensation arrangements with its external sales channels in an effort to promote additional sales through these channels. These changes to the compensation arrangements have led to an increase in indirect commission expense in the first quarter of 2008. The more competitive environment in Mexico also resulted in a lower average revenue per subscriber and a higher customer turnover rate during the three months ended March 31, 2008 compared to the three months ended March 31, 2007. As Nextel Mexico continues to expand its customer base in both new and existing markets and continues to address a more competitive sales environment, we expect that Nextel Mexico’s average revenue per subscriber will continue to decline in 2008. We have launched several initiatives focused on reducing customer turnover rate that we believe will stabilize customer turnover in Mexico and may reduce this rate in the second half of 2008, however, we expect the turnover rate will continue to be higher relative to the same periods in 2007.

Coverage expansion and network improvements in Mexico resulted in capital expenditures totaling $50.1 million for the three months ended March 31, 2008, which represents 26% of our consolidated capital expenditures for the first quarter of 2008. While we expect that Nextel Mexico will continue to represent a significant portion of our total capital expenditures in the future, as we continue to increase the coverage and capacity of our networks in our existing markets, we expect its percentage of total capital expenditures to decrease slightly now that its expansion plans launched in 2005 that were designed to significantly increase the number of markets served are substantially complete. We expect subscriber growth in Mexico to continue as we build a customer base in new markets that were launched during 2007.

The average exchange rate of the Mexican peso for the three months ended March 31, 2008 appreciated against the U.S. dollar by 2% from the same period in 2007. As a result, the components of Nextel Mexico’s results of operations for the three months ended March 31, 2008 after translation into U.S. dollars reflect slightly higher increases in U.S. dollar-denominated revenues and expenses than would have occurred if it were not for the impact of the appreciation in the average value of the peso relative to the U.S. dollar.

1.	Operating revenues

The $98.2 million, or 25%, increase in service and other revenues in the three months ended March 31, 2008 compared to the same period in 2007 is primarily due to the following:

•	a 36% increase in the average number of digital handsets in service resulting from growth in Nextel Mexico’s existing markets, as well as the expansion of service coverage into new markets launched in 2007; and

•	a $7.5 million, or 48%, increase in revenues generated from Nextel Mexico’s handset maintenance program as a result of a 45% increase in the number of subscribers participating in this program; partially offset by

•	a decline in average revenue per subscriber due to the more intense competitive environment described above.

The $10.0 million, or 198%, increase in digital handset and accessory revenues from the three months ended March 31, 2007 to the same period in 2008 is primarily due to a 55% increase in handset upgrades for existing subscribers, a 22% increase in handset sales to new subscribers, and an increase in the average price paid by subscribers for each handset upgrade and handset sale.

2.	Cost of revenues

The $23.2 million, or 28%, increase in cost of service from the three months ended March 31, 2007 to the same period in 2008 is principally a result of the following:

•	a $7.0 million, or 17%, increase in interconnect costs, largely as a result of a 17% increase in interconnect system minutes of use;

•	a $6.2 million, or 52%, increase in service and repair costs largely due to the increase in the number of subscribers participating in Nextel Mexico’s handset maintenance program; and

•	a $5.1 million, or 19%, increase in direct switch and transmitter and receiver site costs resulting from a 16% increase in the number of sites in service from March 31, 2007 to March 31, 2008.

The $14.1 million, or 25%, increase in cost of digital handset and accessory sales from the three months ended March 31, 2007 to the same period in 2008 is primarily due to a 22% increase in handset sales to new subscribers as well as a 55% increase in handset upgrades for existing subscribers, partially offset by a reduction in handset unit costs.

3.	Selling and marketing expenses

The $18.8 million, or 35%, increase in selling and marketing expenses from the three months ended March 31, 2007 to the same period in 2008 is primarily a result of the following:

•	a $13.6 million, or 53%, increase in indirect commissions, primarily due to a 23% increase in gross subscriber additions generated by Nextel Mexico’s external sales channels and an increase in indirect commission per gross add resulting from an increase in commission rates that Nextel Mexico implemented in the third quarter of 2007; and

•	a $4.5 million, or 28%, increase in direct commissions and payroll expenses, principally due to a 20% increase in gross subscriber additions generated by Nextel Mexico’s internal sales personnel.

Due to the increase in commission rates for indirect sales channels implemented in the second half of 2007, we expect that indirect commissions per gross subscriber addition in Mexico will be higher in the first half of 2008 compared to 2007.

4.	General and administrative expenses

The $14.1 million, or 27%, increase in general and administrative expenses from the three months ended March 31, 2007 to the same period in 2008 is largely a result of the following:

•	a $6.3 million, or 108%, increase in bad debt expense, which increased as a percentage of revenue from 1.4% for the three months ended March 31, 2007 to 2.4% for the three months ended March 31, 2008, primarily due to the introduction of certain rate plans which were temporarily offered in late 2007 that attracted customers with higher credit risk;

•	a $5.5 million, or 29%, increase in customer care expenses, primarily due to an increase in payroll and employee related expenses caused by an increase in customer care personnel necessary to support a growing customer base; and

•	a $1.3 million, or 6%, increase in general corporate costs resulting from an increase in payroll and related expenses caused by more general and administrative personnel and increased facilities costs due to Nextel Mexico’s expansion into new markets.

5.	Depreciation and amortization

The $12.9 million, or 39%, increase in depreciation and amortization from the three months ended March 31, 2007 to the same period in 2008 is primarily due to higher depreciation related to a 26% increase in Nextel Mexico’s property, plant and equipment in service resulting from the continued build-out of Nextel Mexico’s network in connection with its growth objectives, as well as a $5.9 million increase in amortization due to the 3.4 GHz licenses that Nextel Mexico began using in September 2007.

6.	Interest expense, net

The $1.9 million, or 13%, increase in interest expense from the three months ended March 31, 2007 to the same period in 2008 is a result of interest incurred on Nextel Mexico’s towers financing and co-location capital leases due to an increase in the number of communication tower and co-location agreements.

7.	Interest income

The $3.4 million, or 47%, increase in interest income from the three months ended March 31, 2007 to the same period in 2008 is primarily a result of higher average cash balances.

8.	Foreign currency transaction gains (losses), net

Foreign currency transaction gains of $4.2 million for the three months ended March 31, 2008 are primarily due to the impact of an increase in the value of the Mexican peso on Nextel Mexico’s U.S. dollar-denominated liabilities.

Foreign currency transaction losses of $4.7 million for the three months ended March 31, 2007 were primarily due to the relative weakening of the peso compared to the U.S. dollar on Nextel Mexico’s U.S. dollar-denominated liabilities.

c.	Nextel Brazil

		% of		% of
		Nextel		Nextel
		Brazil’s		Brazil’s	Change from
	March 31,	Operating	March 31,	Operating	Previous Year
	2008	Revenues	2007	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$286,316	95%	$164,372	95%	$121,944	74%
Digital handset and accessory revenues	15,169	5%	8,134	5%	7,035	86%

	301,485	100%	172,506	100%	128,979	75%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(100,887)	(33)%	(55,997)	(33)%	(44,890)	80%
Cost of digital handset and accessory sales	(27,644)	(9)%	(16,077)	(9)%	(11,567)	72%

	(128,531)	(42)%	(72,074)	(42)%	(56,457)	78%
Selling and marketing expenses	(35,332)	(12)%	(20,597)	(12)%	(14,735)	72%
General and administrative expenses	(56,232)	(19)%	(33,929)	(20)%	(22,303)	66%

Segment earnings	81,390	27%	45,906	26%	35,484	77%
Depreciation and amortization	(31,949)	(11)%	(19,769)	(11)%	(12,180)	62%

Operating income	49,441	16%	26,137	15%	23,304	89%
Interest expense, net	(13,265)	(4)%	(6,521)	(4)%	(6,744)	103%
Interest income	997	—	147	—	850	NM
Foreign currency transaction (losses) gains, net	(1,747)	(1)%	575	—	(2,322)	NM
Other expense, net	(1,197)	—	(765)	—	(432)	56%

Income before income tax	$34,229	11%	$19,573	11%	$14,656	75%

NM-Not Meaningful

Over the last three years, Nextel Brazil’s subscriber base and segment earnings have increased as a result of a continued focus on customer service, the expansion of its network and significant improvements in its operating cost structure. In addition to these factors, as a result of the improvement in the Brazilian economy over the same period and increasing demand for its services, Nextel Brazil has continued to experience growth in its existing markets and made significant investments in new markets. Coverage expansion and network improvements resulted in capital expenditures totaling $103.4 million for the first three months in 2008, which represents 54% of our consolidated capital expenditure investments during that period. We believe that Nextel Brazil’s network expansion and quality improvements are contributing factors to its low customer turnover rate and subscriber growth.

Consistent with the expansion plans we announced in 2007, Nextel Brazil expects to continue to expand the geographic coverage and capacity of its network to meet the needs of its growing subscriber base.

The average exchange rate of the Brazilian real for the three months ended March 31, 2008 appreciated against the U.S. dollar by 21% from the same period in 2007. As a result, the components of Nextel Brazil’s results of operations for the three months ended March 31, 2008, after translation into U.S. dollars, reflect more significant increases in U.S. dollar-denominated revenues and expenses than would have occurred if the Brazilian real had not appreciated relative to the U.S. dollar.

1.	Operating revenues

The $121.9 million, or 74%, increase in service and other revenues from the three months ended March 31, 2007 to the same period in 2008 is primarily a result of the following:

•	a 43% increase in the average number of digital handsets in service resulting from growth in Nextel Brazil’s existing markets and the expansion of service coverage into new markets in connection with its balanced growth and expansion objectives;

•	the 21% appreciation of the Brazilian real against the U.S. dollar;

•	an $8.5 million, or 74%, increase in revenues generated from Nextel Brazil’s handset maintenance program as a result of an increase in the number of subscribers participating in this program; and

•	a slight increase in local currency-based average revenue per subscriber.

The $7.0 million, or 86%, increase in digital handset and accessory revenues from the three months ended March 31, 2007 to the same period in 2008 is primarily due to a 265% increase in handset upgrades for existing subscribers as well as a 33% increase in handset sales to new subscribers, partially offset by a decrease in the average price paid by subscribers for each handset upgrade.

2.	Cost of revenues

The $44.9 million, or 80%, increase in cost of service from the three months ended March 31, 2007 to the same period in 2008 is primarily due to the following:

•	a $27.4 million, or 96%, increase in interconnect costs resulting from a 50% increase in interconnect minutes of use, as well as an increase in the proportion of mobile-to-mobile minutes of use, which generally have higher per minute costs;

•	a $9.7 million, or 48%, increase in direct switch and transmitter and receiver site costs resulting from a 26% increase in the number of sites in service from March 31, 2007 to March 31, 2008, as well as an increase in operating and maintenance costs per site; and

•	a $5.3 million, or 101%, increase in service and repair costs largely due to a 53% increase in the number of subscribers participating in Nextel Brazil’s handset maintenance program and a change in the mix of handsets repaired.

The increase in cost of service also resulted from the 21% appreciation of the Brazilian real against the U.S. dollar.

The $11.6 million, or 72%, increase in cost of digital handset and accessory sales from the three months ended March 31, 2007 to the same period in 2008 is primarily due to a 33% increase in handset sales to new subscribers as well as a 265% increase in handset upgrades for existing subscribers, partially offset by lower costs per handset resulting from the larger proportion in the first quarter of 2008 of sales of SIM cards, which have a significantly lower cost per unit than handsets.

3.	Selling and marketing expenses

The $14.7 million, or 72%, increase in selling and marketing expenses from the three months ended March 31, 2007 to the same period in 2008 is principally due to the following:

•	a $5.8 million, or 55%, increase in payroll and direct commissions largely as a result of a 38% increase in gross subscriber additions generated by Nextel Brazil’s internal sales force and higher payroll and related costs related to an increase in selling and marketing personnel necessary to support continued sales growth;

•	a $5.7 million, or 160%, increase in advertising expenses resulting from the launch of new markets in connection with Nextel Brazil’s expansion plan, its sponsorship of the Copa Nextel Stock Car races, a professional racecar event, and its continued print and media campaigns for various products and services, consistent with Nextel Brazil’s growth objectives; and

•	a $2.7 million, or 49%, increase in indirect commissions resulting from a 27% increase in gross subscriber additions generated through Nextel Brazil’s external sales channels, as well as an increase in indirect commissions earned per handset sale resulting from premiums paid on sales exceeding pre-established thresholds.

All of these increases were also affected by the 21% appreciation of the Brazilian real against the U.S. dollar.

4.	General and administrative expenses

The $22.3 million, or 66%, increase in general and administrative expenses from the three months ended March 31, 2007 to the same period in 2008 is primarily a result of the following:

•	a $7.4 million, or 76%, increase in customer care expenses resulting from an increase in customer care personnel necessary to support a larger customer base, as well as an increase in the number of retail stores;

•	a $7.3 million, or 77%, increase in revenue-based taxes that we report on a gross basis as both service and other revenues and general and administrative expenses, primarily due to the 74% increase in Nextel Brazil’s service and other revenues;

•	a $3.7 million, or 43%, increase in general corporate costs primarily resulting from an increase in general and administrative personnel necessary to support Nextel Brazil’s expansion, as well as an increase in facilities costs due to the expansion into new markets;

•	a $2.0 million, or 72%, increase in bad debt expense as a result of the 75% increase in consolidated operating revenues. Bad debt expense as a percentage of consolidated operating revenues was 1.6% in both periods; and

•	a $1.7 million, or 54%, increase in information technology expenses related to the expansion of Nextel Brazil’s network and the implementation of new systems.

All of these increases were also affected by the 21% appreciation of the Brazilian real against the U.S. dollar.

5.	Depreciation and amortization

The $12.2 million, or 62%, increase in depreciation and amortization from the three months ended March 31, 2007 to the same period in 2008 is primarily due to a 70% increase in Nextel Brazil’s property, plant and equipment in service resulting from the continued build-out of Nextel Brazil’s network, as well as the appreciation of the Brazilian real relative to the U.S. dollar.

6.	Interest expense, net

The $6.7 million, or 103%, increase in interest expense from the three months ended March 31, 2007 to the same period in 2008 is primarily the result of $4.3 million of interest incurred on borrowings under Nextel Brazil’s syndicated loan facility that were funded between October 2007 and March 2008, increased interest incurred on Nextel Brazil’s tower financing and capital lease obligations due to an increase in both the number of towers financed and capital leases and the appreciation of the Brazilian real relative to the U.S. dollar.

d.	Nextel Argentina

		% of		% of
		Nextel		Nextel
		Argentina’s		Argentina’s	Change from
	March 31,	Operating	March 31,	Operating	Previous Year
	2008	Revenues	2007	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$114,967	91%	$91,133	93%	$23,834	26%
Digital handset and accessory revenues	11,065	9%	6,912	7%	4,153	60%

	126,032	100%	98,045	100%	27,987	29%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(41,404)	(33)%	(34,200)	(35)%	(7,204)	21%
Cost of digital handset and accessory sales	(16,864)	(13)%	(11,206)	(11)%	(5,658)	50%

	(58,268)	(46)%	(45,406)	(46)%	(12,862)	28%
Selling and marketing expenses	(9,663)	(8)%	(7,089)	(8)%	(2,574)	36%
General and administrative expenses	(18,723)	(15)%	(13,789)	(14)%	(4,934)	36%

Segment earnings	39,378	31%	31,761	32%	7,617	24%
Depreciation and amortization	(8,668)	(7)%	(7,242)	(7)%	(1,426)	20%

Operating income	30,710	24%	24,519	25%	6,191	25%
Interest expense, net	(658)	—	(494)	—	(164)	33%
Interest income	1,267	1%	899	1%	368	41%
Foreign currency transaction gains, net	430	—	476	—	(46)	(10)%
Other income, net	28	—	247	—	(219)	(89)%

Income before income tax	$31,777	25%	$25,647	26%	$6,130	24%

The average exchange rate of the Argentine peso for the three months ended March 31, 2008 depreciated against the U.S. dollar by 2% from the same period in 2007. As a result, the components of Nextel Argentina’s results of operations for the three months ended March 31, 2008 after translation into U.S. dollars reflect slightly lower increases in U.S. dollar-denominated revenues and expenses than would have occurred if the Argentine peso had not depreciated relative to the U.S. dollar.

1.	Operating revenues

The $23.8 million, or 26%, increase in service and other revenues in the three months ended March 31, 2008 compared to the same period in 2007 is primarily attributable to the following:

•	a 24% increase in the average number of digital handsets in service, resulting mostly from growth in Nextel Argentina’s existing markets; and

•	a $3.7 million, or 39%, increase in revenues generated from Nextel Argentina’s handset maintenance program as a result of a 30% increase in the number of subscribers participating in this program.

The $4.2 million, or 60%, increase in digital handset and accessory revenues from the three months ended March 31, 2007 to the same period in 2008 is primarily due to a 103% increase in handset upgrades for existing subscribers as well as a 22% increase in handset sales to new subscribers.

2.	Cost of revenues

The $7.2 million, or 21%, increase in cost of service from the three months ended March 31, 2007 to the same period in 2008 is principally a result of the following:

•	a $3.3 million, or 19%, increase in interconnect costs, largely as a result of an 14% increase in interconnect system minutes of use, as well as an increase in the proportion of mobile-to-mobile minutes of use, which generally have higher per minute costs;

•	a $2.1 million, or 24%, increase in service and repair costs, largely due to a 30% increase in the number of subscribers participating in Nextel Argentina’s handset maintenance program; and

•	a $0.7 million, or 9%, increase in direct switch and transmitter and receiver site costs due to a 22% increase in the number of sites in service from March 31, 2007 to March 31, 2008, as well as increases in operating, maintenance and rental costs, partially offset by lower municipal taxes per site.

The $5.7 million, or 50%, increase in cost of digital handset and accessory sales from the three months ended March 31, 2007 to the same period in 2008 is primarily due to a 22% increase in handset sales to new subscribers as well as a 103% increase in handset upgrades for existing subscribers, partially offset by lower costs per handset.

3.	Selling and marketing expenses

The $2.6 million, or 36%, increase in selling and marketing expenses from the three months ended March 31, 2007 to the same period in 2008 is primarily due to the following:

•	a $1.4 million, or 45%, increase in indirect commissions, principally resulting from a 28% increase in gross subscriber additions generated by Nextel Argentina’s external sales channels, as well as an increase in indirect commissions earned per subscriber addition; and

•	a $1.1 million, or 40%, increase in payroll and direct commissions, mostly due to a 14% increase in gross subscriber additions generated by Nextel Argentina’s internal sales personnel and higher payroll and related costs related to an increase in selling and marketing personnel necessary to support continued sales growth and a significant increase in salaries consistent with the ongoing inflation pressures that we are experiencing in Argentina.

4.	General and administrative expenses

The $4.9 million, or 36%, increase in general and administrative expenses from the three months ended March 31, 2007 to the same period in 2008 is primarily a result of the following:

•	a $2.3 million, or 29%, increase in general corporate costs resulting from certain revenue-based taxes and an increase in payroll and related expenses caused by an increase in general and administrative personnel and a significant increase in salaries consistent with the ongoing inflation pressures that we are experiencing in Argentina;

•	a $1.6 million, or 47%, increase in customer care expenses resulting from an increase in customer care personnel necessary to support a larger customer base and a significant increase in salaries consistent with the ongoing inflation pressures that we are experiencing in Argentina; and

•	a $0.8 million, or 39%, increase in information technology expenses caused by an increase in information technology personnel and higher software maintenance costs.

5.	Depreciation and amortization

The $1.4 million, or 20%, increase in depreciation and amortization from the three months ended March 31, 2007 to the same period in 2008 is primarily due to a 31% increase in Nextel Argentina’s property, plant and equipment in service.

e.	Nextel Peru

		% of		% of
		Nextel		Nextel
		Peru’s		Peru’s	Change from
	March 31,	Operating	March 31,	Operating	Previous Year
	2008	Revenues	2007	Revenues	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$51,696	93%	$40,935	94%	$10,761	26%
Digital handset and accessory revenues	4,162	7%	2,818	6%	1,344	48%

	55,858	100%	43,753	100%	12,105	28%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(18,468)	(33)%	(15,890)	(37)%	(2,578)	16%
Cost of digital handset and accessory sales	(9,774)	(18)%	(6,668)	(15)%	(3,106)	47%

	(28,242)	(51)%	(22,558)	(52)%	(5,684)	25%
Selling and marketing expenses	(6,268)	(11)%	(4,150)	(9)%	(2,118)	51%
General and administrative expenses	(9,287)	(16)%	(7,965)	(18)%	(1,322)	17%

Segment earnings	12,061	22%	9,080	21%	2,981	33%
Depreciation and amortization	(4,926)	(9)%	(5,288)	(12)%	362	(7)%

Operating income	7,135	13%	3,792	9%	3,343	88%
Interest expense, net	(17)	—	(37)	—	20	(54)%
Interest income	291	—	197	—	94	48%
Foreign currency transaction (losses) gains, net	(191)	—	44	—	(235)	NM
Other income, net	1	—	—	—	1	NM

Income before income tax	$7,219	13%	$3,996	9%	$3,223	81%

NM-Not Meaningful

We plan to develop and deploy a third generation network in Peru using 1.9 GHz spectrum we acquired in 2007. Our current plans are to pursue this opportunity utilizing a technology that will be based on the CDMA platform. We have filed plans with the regulatory authorities in Peru detailing our plans for the deployment of this new network and believe that it will enable us to significantly increase the size of our opportunity in Peru by allowing us to offer new and differentiated services to a larger base of potential customers. During the first quarter of 2008, we did not incur any significant costs related to this initiative.

Because the U.S. dollar is the functional currency in Peru, Nextel Peru’s results of operations are not significantly impacted by changes in the U.S. dollar to Peruvian sol exchange rate.

1.	Operating revenues

The $10.8 million, or 26%, increase in service and other revenues from the three months ended March 31, 2007 to the same period in 2008 is primarily due to a 40% increase in the average number of digital handsets in service, partially offset by a decrease in average revenue per subscriber mainly resulting from an increase in sales of prepaid rate plans, which have lower average monthly prices per subscriber, during the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

2.	Cost of revenues

The $2.6 million, or 16%, increase in cost of service from the three months ended March 31, 2007 to the same period in 2008 is largely a result of the following:

•	a $0.8 million, or 23%, increase in direct switch and transmitter and receiver site costs due to a 12% increase in the number of sites in service from March 31, 2007 to March 31, 2008, as well as an increase in operating and maintenance costs per site; and

•	a $0.9 million, or 53%, increase in service and repair costs largely due to a 63% increase in the number of subscribers participating in Nextel Peru’s handset maintenance program.

The $3.1 million, or 47%, increase in cost of digital handsets and accessory sales from the three months ended March 31, 2007 to the same period in 2008 is largely the result of a 58% increase in handset sales to new subscribers, as well as an increase in handset upgrades for existing subscribers.

3.	Selling and marketing expenses

The $2.1 million, or 51%, increase in selling and marketing expenses from the three months ended March 31, 2007 to the same period in 2008 is largely a result of the following:

•	a $1.1 million, or 100%, increase in indirect commissions primarily due to an 82% increase in gross subscriber additions generated by Nextel Peru’s external sales channels; and

•	a $1.0 million, or 40%, increase in direct commissions and payroll expenses principally due to a 37% increase in gross subscriber additions generated by Nextel Peru’s internal sales personnel.

4.	General and administrative expenses

The $1.3 million, or 17%, increase in general and administrative expenses from the three months ended March 31, 2007 to the same period in 2008 is primarily due to a $1.0 million, or 38%, increase in customer care expenses, mainly caused by an increase in customer care and billing operations personnel needed to support a growing customer base.

f.	Corporate and other

		% of		% of
		Corporate		Corporate
		and other		and other	Change from
	March 31,	Operating	March 31,	Operating	Previous Year
	2008	Revenues	2007	Revenue	Dollars	Percent
	(dollars in thousands)

Operating revenues
Service and other revenues	$1,796	100%	$565	100%	$1,231	218%
Digital handset and accessory revenues	—	—	—	—	—	—

	1,796	100%	565	100%	1,231	218%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(1,205)	(67)%	(494)	(87)%	(711)	144%
Cost of digital handset and accessory sales	(456)	(25)%	(208)	(37)%	(248)	119%

	(1,661)	(92)%	(702)	(124)%	(959)	137%
Selling and marketing expenses	(2,896)	(161)%	(2,341)	NM	(555)	24%
General and administrative expenses	(35,870)	NM	(28,378)	NM	(7,492)	26%

Segment losses	(38,631)	NM	(30,856)	NM	(7,775)	25%
Management fee	8,398	NM	9,900	NM	(1,502)	(15)%
Depreciation and amortization	(2,608)	(145)%	(1,636)	(290)%	(972)	59%

Operating loss	(32,841)	NM	(22,592)	NM	(10,249)	45%
Interest expense, net	(13,354)	NM	(5,463)	NM	(7,891)	144%
Interest income	7,784	NM	4,184	NM	3,600	86%
Foreign currency transaction gains, net	253	14%	23	4%	230	NM
Other (expense) income, net	(3,282)	183%	7	1%	(3,289)	NM

Loss before income tax	$(41,440)	NM	$(23,841)	NM	$(17,599)	74%

NM-Not Meaningful

For the three months ended March 31, 2008, corporate and other operating revenues and cost of revenues primarily represent the results of digital operations reported by Nextel Chile. For the three months ended March 31, 2007, corporate and other operating revenues and cost of revenues primarily represent the results of both digital and analog operations reported by Nextel Chile. We plan to significantly expand and enhance our network in Chile over the next several years, which will require additional investments in capital expenditures and will likely result in a modest level of start-up losses.

1.	General and administrative expenses

The $7.5 million, or 26%, increase in general and administrative expenses from the three months ended March 31, 2007 to the same period in 2008 is primarily due to a $6.5 million, or 83%, increase in stock option compensation expense resulting from grants of stock options in April 2007, an increase in corporate payroll and related expenses and an increase in outside service costs.

2.	Interest expense, net

The $7.9 million, or 144%, increase in interest expense from the three months ended March 31, 2007 to the same period in 2008 is substantially the result of $9.4 million in interest incurred during the first quarter of 2008 related to our 3.125% convertible notes that we issued in the second quarter of 2007, partially offset by a $2.2 million decrease in interest expense due to the conversion of our 2.875% convertible notes in the third quarter of 2007.

3.	Interest income

The $3.6 million, or 86%, increase in interest income from the three months ended March 31, 2007 to the same period in 2008 is largely due to higher average cash balances resulting from the net proceeds we received in connection with the sale of $1.2 billion in 3.125% convertible notes in May 2007.

4.	Other expense, net

The $3.3 million increase in other expense, net, from the three months ended March 31, 2007 to the same period in 2008 is mainly due to a loss we recognized related to a decline in the value of our investment in a short-term investment fund in the United States resulting from changing credit market conditions. We believe that if these credit market conditions continue to deteriorate we could experience further losses in this short-term investment.

Liquidity and Capital Resources

We had working capital of $1,703.1 million as of March 31, 2008, a $67.5 million increase compared to working capital of $1,635.6 million as of December 31, 2007. The increase in working capital, which is defined as total current assets less total current liabilities, primarily resulted from our receipt of $125.0 million in cash proceeds from the funding of the remaining amounts available under Nextel Brazil’s syndicated loan facility as well as $27.3 million in proceeds we received from tower financing transactions in Mexico and Brazil, partially offset by $102.6 million we used to purchase shares of our common stock.

In January 2008, our Board of Directors authorized a program to purchase shares of our common stock for cash. The Board approved the purchase of shares having an aggregate market value of up to $500.0 million, depending on market conditions and other factors. During the first three months of 2008, we purchased a total of 2,727,541 shares of our common stock for $102.6 million. We treat purchases of our common stock under this program as effective retirements of the purchased shares and therefore reduce our reported shares issued and outstanding by the number of shares purchased. In addition, we record the excess of the purchase price over the par value of the common stock as a reduction to paid-in capital.

We recognized net income of $113.6 million for the three months ended March 31, 2008 and $84.2 million for the three months ended March 31, 2007. During the three months ended March 31, 2008 and 2007, our operating revenues more than offset our operating expenses, excluding depreciation and amortization, and cash capital expenditures.

Cash Flows

	Three Months Ended March 31
	2008	2007	Change

Net cash provided by operating activities	$155,762	$64,631	$91,131
Net cash used in investing activities	(204,515)	(185,163)	(19,352)
Net cash provided by financing activities	54,958	11,006	43,952
Effect of exchange rate changes on cash and cash equivalents	9,054	(5,990)	15,044

Net increase (decrease) in cash and cash equivalents	15,259	(115,516)	130,775
Cash and cash equivalents, beginning of year	1,370,165	708,591	661,574

Cash and cash equivalents, end of year	$1,385,424	$593,075	$792,349

Our operating activities provided us with $155.8 million of cash during the three months ended March 31, 2008, a $91.1 million increase from the three months ended March 31, 2007. The increase was primarily due to higher operating income resulting from our profitable growth strategy and less cash used for working capital.

We used $204.5 million of cash in our investing activities during the three months ended March 31, 2008, a $19.4 million increase from the three months ended March 31, 2007 due primarily to increased cash capital expenditures and $78.2 million in short-term investments purchased in Brazil, partially offset by $81.4 million in distributions we received from our investment in an enhanced cash fund similar to, but not in the legal form of, a money market fund that invests primarily in asset-backed securities. Cash capital expenditures increased $33.8 million from $172.0 million during the three months ended March 31, 2007 to $205.8 million during the three months ended March 31, 2008, primarily due to the continued expansion of the geographic coverage and capacity of our networks.

Our financing activities provided us with $55.0 million of cash during the three months ended March 31, 2008, a $44.0 million increase from the three months ended March 31, 2007, primarily due to $125.0 million in borrowings under Nextel Brazil’s syndicated loan facility and a $24.3 million increase in proceeds from our towers financing transactions in Mexico and Brazil, partially offset by $102.6 million in cash we used to repurchase our common stock.

Future Capital Needs and Resources

Capital Resources.  Our ongoing capital resources depend on a variety of factors, including our existing cash and cash equivalents balances, the value of our short-term investments, cash flows generated by our operating companies and external financial sources that may be available. As of March 31, 2008, our capital resources included $1,385.4 million of cash and cash equivalents and $235.8 million in short-term investments.

Our ability to generate sufficient net cash from our operating activities is dependent upon, among other things:

•	the amount of revenue we are able to generate and collect from our customers;

•	the amount of operating expenses required to provide our services;

•	the cost of acquiring and retaining customers, including the subsidies we incur to provide handsets to both our new and existing customers;

•	our ability to continue to increase the size of our subscriber base; and

•	fluctuations in foreign exchange rates.

Capital Needs and Contractual Obligations.  We currently anticipate that our future capital needs will principally consist of funds required for:

•	operating expenses relating to our networks;

•	capital expenditures to expand and enhance our networks, as discussed below under “Capital Expenditures;”

•	operating and capital expenditures related to the deployment of a next generation network in Peru;

•	future spectrum or other related purchases;

•	debt service requirements, including tower financing and capital lease obligations;

•	cash taxes; and

•	other general corporate expenditures.

The following table sets forth the amounts and timing of contractual payments for our most significant contractual obligations determined as of March 31, 2008. The information in the table reflects future unconditional payments and is based upon, among other things, the current terms of the relevant agreements, appropriate classification of items under accounting principles generally accepted in the United States that are currently in effect and certain assumptions, such as future interest rates. Future events could cause actual payments to differ significantly from these amounts. See “Forward Looking Statements.” Except as required by law, we disclaim any obligation to modify or update the information contained in the table.

	Payments due by period
	Less than			More than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(in thousands)

Convertible notes(1)	$47,126	$94,250	$1,275,500	$470,357	$1,887,233
Tower financing obligations(1)	58,399	116,805	116,820	366,646	658,670
Syndicated loan facilities(2)	94,676	250,112	312,619	15,063	672,470
Capital lease obligations(3)	13,269	26,496	43,187	87,000	169,952
Spectrum fees(4)	14,475	28,950	28,950	214,551	286,926
Spectrum license financing(5)	2,447	4,894	4,894	2,447	14,682
Operating leases(6)	121,958	195,281	128,283	165,981	611,503
Purchase obligations(7)	1,164,979	71,456	26,494	—	1,262,929
Other long-term obligations(8)	12,781	15,421	20,187	170,732	219,121

Total contractual commitments	$1,530,110	$803,665	$1,956,934	$1,492,777	$5,783,486

(1)	These amounts include estimated principal and interest payments over the full term of the obligation based on our expectations as to future interest rates, assuming the current payment schedule.

(2)	These amounts include principal and interest payments associated with Nextel Mexico and Nextel Brazil’s syndicated loan facilities.

(3)	These amounts represent principal and interest payments due under our co-location agreements, including with American Tower, and our existing corporate aircraft lease. The amounts related to our existing aircraft lease exclude amounts that are contingently due in the event of our default under the lease, but do include remaining amounts due under the letter of credit provided for our new corporate aircraft.

(4)	These amounts do not include variable fees based on certain operating revenues and are subject to increases in the Mexican Consumer Pricing Index.

(5)	These amounts represent payments related to spectrum license financing in Brazil.

(6)	These amounts principally include future lease costs related to our transmitter and receiver sites and switches and office facilities.

(7)	These amounts include maximum contractual purchase obligations under various agreements with our vendors, as well as estimated amounts related to interconnection agreements in Mexico.

(8)	These amounts include our current estimates of asset retirement obligations based on our expectations as to future retirement costs, inflation rates and timing of retirements, as well as amounts related to our FIN 48 liabilities.

We entered into an agreement with Motorola during 2006, which requires us to purchase a certain amount of handsets each year through December 31, 2011. Prices for handsets that will be purchased in years subsequent to 2008 were not stipulated in the agreement as they will be negotiated annually. As a result, we are not able to quantify the dollar amount of minimum purchases required under this agreement for years subsequent to 2008, and therefore, they are not included in the table above.

Capital Expenditures.  Our capital expenditures, including capitalized interest, were $191.5 million for the three months ended March 31, 2008 compared to $167.5 million for the three months ended March 31, 2007. In each of these periods, a substantial portion of our capital expenditures was invested in Mexico and Brazil. We expect to continue to focus our capital spending in these two markets. In the future, we expect to finance our capital spending using the most effective combination of cash from operations, cash on hand, cash from the sale or maturity of our short-term investments and proceeds from external financing that may become available. Our capital spending is expected to be driven by several factors, including:

•	the expansion of the coverage of our networks to new market areas;

•	the construction of additional transmitter and receiver sites to increase system capacity and maintain system quality and the installation of related switching equipment in some of our existing market coverage areas;

•	the enhancement of our network coverage around some major market areas;

•	future minimum build out requirements related to the 3.4 GHz spectrum and local concession that we acquired through the purchase of Cosmofrecuencias in Mexico;

•	the deployment within required timeframes of a next generation network that utilizes the 1.9 GHz spectrum that we acquired in Peru in 2007;

•	potential funding of future spectrum acquisitions and development and deployment of any future next generation networks; and

•	non-network related information technology projects.

Our future capital expenditures may be affected by future technology improvements and technology choices. For example, Motorola developed a technology upgrade to the iDEN network, the 6:1 voice coder software upgrade, which is designed to increase the capacity of iDEN networks for interconnect calls without requiring additional network infrastructure equipment. Beginning in 2004, we started selling handsets that can operate on the new 6:1 voice coder, and we have deployed the related network software modifications that are necessary to utilize this technology in some of our markets. We have experienced voice quality problems related to certain types of calls made using the 6:1 voice coder technology and in some markets, we have adjusted the network software to reduce the number of calls completed using the 6:1 voice coder technology in order to balance our network capacity needs with the need to maintain voice quality. Because we have not used the 6:1 voice coder technology to its full capacity, we have invested more capital in our infrastructure to satisfy our network capacity needs than would have been necessary if we had been able to complete a higher percentage of calls using the technology, and we may make similar investments in the future as we optimize our network to meet our capacity and voice quality requirements. If we were to decide to significantly curtail the use of the 6:1 voice coder technology in all of our markets, these investments could be significant. See “Forward Looking Statements.”

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

In making our assessments of a fully funded business plan, we have considered:

•	cash and cash equivalents on hand and short-term-investments available to fund our operations;

•	expected cash flows from operations;

•	future minimum build out requirements related to the 3.4 GHz spectrum and local concession that we acquired through the purchase of Cosmofrecuencias in Mexico;

•	the anticipated level of capital expenditures, including minimum build-out requirements, relating to the deployment of the next generation network that utilizes the 1.9 GHz spectrum we acquired in Peru;

•	our scheduled debt service; and

•	income taxes.

If our business plans change, including as a result of changes in technology, or if we decide to expand into new markets or further in our existing markets, as a result of the construction of additional portions of our networks or the acquisition of competitors or others, or if economic conditions in any of our markets change generally, or competitive practices in the mobile wireless telecommunications industry change materially from those currently prevailing or from those now anticipated, or if other presently unexpected circumstances arise that have a material effect on the cash flow or profitability of our mobile wireless business, then the anticipated cash needs of our business as well as the conclusions presented herein as to the adequacy of the available sources of cash and timing on our ability to generate net income could change significantly. Any of these events or circumstances could involve significant additional funding needs in excess of the identified currently available sources, and could require us to raise additional capital to meet those needs. In addition, we continue to assess the opportunities to raise additional funding on attractive terms and conditions and at times that do not involve any of these events or circumstances and may do so if the opportunity presents itself. Our assessment does not take into consideration purchases of additional spectrum and network equipment to support the deployment of future next generation networks or the costs associated with the deployment of those networks other than the planned deployment of the next generation network in Peru. Our ability to seek additional capital, if necessary, is subject to a variety of additional factors that we cannot presently predict with certainty, including:

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

Forward Looking Statements

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.  Certain statements made in this quarterly report on Form 10-Q are not historical or current facts, but deal with potential future circumstances and developments. They can be identified by the use of forward-looking words such as “believes,” “expects,” “intends,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy that involve risks and uncertainties. We caution you that these forward-looking statements are only predictions, which are subject to risks and uncertainties, including technical uncertainties, financial variations and changes in the regulatory environment, industry growth and trend predictions. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operation and results of our wireless communications business also may be subject to the effects of other risks and uncertainties in addition to the other qualifying factors identified in this Item, including, but not limited to:

•	our ability to meet the operating goals established by our business plan;

•	general economic conditions in the United States or in Latin America and in the market segments that we are targeting for our services;

•	the political and social conditions in the countries in which we operate, including political instability, which may affect the economies of our markets and the regulatory schemes in these countries;

•	substantive terms of any international financial aid package that may be made available to any country in which our operating companies conduct business;

•	the impact of foreign exchange volatility in our markets as compared to the U.S. dollar and related currency depreciation in countries in which our operating companies conduct business;

•	reasonable access to and the successful performance of the technology being deployed in our service areas, and improvements thereon, including technology deployed in connection with the introduction of digital two-way mobile data or Internet connectivity services in our markets;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components at reasonable pricing to meet our service deployment and marketing plans and customer demand;

•	Motorola’s ability and willingness to provide handsets and related equipment and software applications or to develop new technologies or features for us, including the timely development and availability of new handsets with expanded applications and features;

•	the risk of deploying new technologies, including the potential need for additional funding, the risk that new services supported by the new technology will not attract enough subscribers to support the related costs of deploying or operating the new technology, the need to significantly increase our employee base and the potential distraction of management;

•	our ability to successfully scale our billing, collection, customer care and similar back-office operations to keep pace with customer growth, increased system usage rates and growth;

•	the success of efforts to improve and satisfactorily address any issues relating to our network performance;

•	future legislation or regulatory actions relating to our SMR services, other wireless communication services or telecommunications generally;

•	the ability to achieve and maintain market penetration and average subscriber revenue levels sufficient to provide financial viability to our network business;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular services and personal communications services;

•	market acceptance of our new service offerings;

•	our ability to access sufficient debt or equity capital to meet any future operating and financial needs; and

•	other risks and uncertainties described in this quarterly report on Form 10-Q and from time to time in our other reports filed with the Securities and Exchange Commission, including in our 2007 annual report on Form 10-K.

Effect of New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157, which provides guidance for using fair value to measure assets and liabilities when required for recognition or disclosure purposes. SFAS No. 157 does not expand the use of fair value or determine when fair value should be used in the financial statements. In February 2008, the FASB issued Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purpose of Lease Classification or Measurement Under Statement 13,” or FSP No. 157-1, in order to amend SFAS No. 157 to exclude FASB Statement No. 13, “Accounting for Leases,” or SFAS No. 13, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. In addition, in February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” or FSP No. 157-2, which defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value on a recurring basis (at least annually) for which SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In accordance with FSP No. 157-2, we partially adopted SFAS No. 157 for financial assets and liabilities in the first quarter of fiscal year 2008. SFAS No. 157 did not have a material impact on our condensed consolidated financial statements. See Note 2 for additional information and related disclosures regarding our fair value measurements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be included in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 in the first quarter of fiscal year 2008. SFAS No. 159 did not have a material impact on our condensed consolidated financial statements as we elected not to measure any eligible items at fair value.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141(R), which replaces FASB Statement No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, the goodwill acquired and the expenses incurred in connection with the acquisition. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. As a result, we will apply the provisions of SFAS No. 141(R) prospectively to business combinations that close on or after January 1, 2009. We are currently evaluating the impact, if any, the adoption of SFAS No. 141(R) may have on our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of Accounting Research Bulletin No. 51,” or SFAS No. 160. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. We do not believe that the adoption of SFAS No. 160 will have a material impact on our condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” or SFAS No. 161, which amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to require qualitative disclosure about objectives and strategies in using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about the underlying credit-risk-related contingent features in derivative agreements. SFAS No. 161 is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We are currently evaluating the potential impact, if any, the adoption of SFAS No. 161 may have on our condensed consolidated financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP No. 142-3. FSP No. 142-3 amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” in order to improve the consistency between the useful life of the recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. FSP No. 142-3 applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) both intangible assets acquired in business combinations and asset acquisitions. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the impact, if any, the adoption of FSP No. 142-3 may have on our condensed consolidated financial statements.

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

We enter into derivative transactions only for hedging or risk management purposes. We have not and will not enter into any derivative transactions for speculative or profit generating purposes. As of March 31, 2008, we have not entered into any derivative transactions to hedge our foreign currency transaction risk during 2008 or any future period.

Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. As of March 31, 2008, $1,919.1 million, or 79%, of our total consolidated debt was fixed rate debt, and the remaining $507.4 million, or 21%, of our total consolidated debt was variable rate debt. In July 2005, Nextel Mexico entered into an interest rate swap agreement to hedge the variability of future cash flows associated with the $31.0 million Mexican peso-denominated variable interest rate portion of its syndicated loan facility. Under the interest rate swap, Nextel Mexico agreed to exchange the difference between the variable Mexican reference rate, TIIE, and a fixed interest rate, based on a notional amount of $31.4 million. The interest rate swap fixed the amount of interest expense associated with this portion of the Mexico syndicated loan facility commencing on August 31, 2005 and will continue over the life of the facility.

The table below presents principal amounts, related interest rates by year of maturity and aggregate amounts as of March 31, 2008 for our fixed rate debt obligations, including our convertible notes, our syndicated loan facilities in Mexico and Brazil, our tower financing obligations, and the fair value of our interest rate swap. We determined the fair values included in this section based on:

•	quoted market prices for our convertible notes;

•	carrying values for our tower financing obligations and syndicated loan facility as interest rates were set recently when we entered into these transactions; and

•	market values as determined by a banking firm for our interest rate swap.

The changes in the fair values of our consolidated debt compared to their fair values as of December 31, 2007 reflect changes in applicable market conditions, the funding of the remaining amounts available under Nextel Brazil’s syndicated loan facility and the addition of incremental tower financing obligations resulting from sales of towers during the first quarter of 2008. All of the information in the table is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows associated with our consolidated long-term debt are denominated in U.S. dollars (US$), Mexican pesos (MP) and Brazilian reais (BR).

	Year of Maturity						March 31, 2008		December 31, 2007
	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total	Fair Value	Total	Fair Value
	(dollars in thousands)

Long-Term Debt:
Fixed Rate (US$)	$1,768	$1,859	$1,871	$21,122	$1,200,000	$350,041	$1,576,661	$1,333,042	$1,576,982	$1,489,671
Average Interest Rate	10.0%	10.0%	10.0%	10.0%	3.1%	2.8%	3.2%		3.2%
Fixed Rate (MP)	$42,249	$43,142	$7,260	$8,526	$10,021	$128,407	$239,605	$239,605	$211,801	$211,801
Average Interest Rate	11.8%	11.9%	15.3%	15.3%	15.3%	15.2%	14.1%		14.5%
Fixed Rate (BR)	$3,319	$3,784	$4,396	$5,193	$6,233	$79,891	$102,816	$102,816	$96,134	$96,134
Average Interest Rate	18.8%	19.5%	20.3%	21.0%	21.7%	24.2%	23.4%		24.8%
Variable Rate (US$)	$—	$60,779	$81,039	$237,639	$62,825	$14,318	$456,600	$456,600	$331,600	$331,600
Average Interest Rate	—	5.8%	5.8%	4.9%	5.8%	5.8%	5.3%		6.8%
Variable Rate (MP)	$25,397	$25,398	$—	$—	$—	$—	$50,795	$50,795	$50,000	$50,000
Average Interest Rate	8.8%	8.8%	—	—	—	—	8.8%		8.7%
Interest Rate Swap:
Variable to Fixed	$13,420	$13,420	$—	$—	$—	$—	$26,840	$(559)	$26,420	$(546)
Average Pay Rate	10.8%	10.8%	—	—	—	—	10.8%		10.8%
Average Receive Rate	8.8%	8.8%	—	—	—	—	8.8%		8.7%

Item 4.	Controls and Procedures.

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

There have been no material changes in our risk factors from those disclosed in our 2007 annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) On January 7, 2008, our Board of Directors authorized, and we announced, a new program to purchase shares of our common stock for cash. The Board approved the purchase of shares of common stock having an aggregate market value of up to $500.0 million, depending on market conditions and other factors. The program has no specific end date. The following table presents details of our purchases of our common stock during the three months ended March 31, 2008:

Approximate Dollar
			Total Number of	Value of Shares That
			Shares Purchased as	May Yet Be
	Total Number of	Average Price	Part of Publicly	Purchased Under the
Period	Shares Purchased	Per Share	Announced Plan	Plan

January 1, 2008 — January 31, 2008	—	$—	—
February 1, 2008 — February 29, 2008	—	—	—
March 1, 2008 — March 31, 2008	2,727,541	37.62	2,727,541

Total	2,727,541	37.62	2,727,541	$397,446,540

Item 6.	Exhibits.

Exhibit
Number	Exhibit Description

10.1	Letter Agreement, dated as of January 6, 2008, by and between Steven P. Dussek and NII Holdings, Inc. (incorporated by reference to Exhibit 10.1 to NII Holdings’ Form 8-K, filed January 9, 2008).
12.1	Ratio of Earnings to Fixed Charges.
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ DANIEL E. FREIMAN
Daniel E. Freiman
Vice President and Controller
(on behalf of the registrant and as
chief accounting officer)

Date: May 7, 2008

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.1	Letter Agreement, dated as of January 6, 2008, by and between Steven P. Dussek and NII Holdings, Inc. (incorporated by reference to Exhibit 10.1 to NII Holdings’ Form 8-K, filed January 9, 2008).
12.1	Ratio of Earnings to Fixed Charges.
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.