Form 10-Q
period 2008-06-30
NII HOLDINGS INC
filed 2008-08-06
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-32421

NII HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1671412
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1875 Explorer Street, Suite 1000 Reston, Virginia	20190 (Zip Code)
(Address of Principal Executive Offices)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on August 1, 2008

Common Stock, $0.001 par value per share	165,694,742

NII HOLDINGS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
Unaudited

	June 30,	December 31,
	2008	2007

ASSETS
Current assets
Cash and cash equivalents	$1,279,780	$1,370,165
Short-term investments	165,539	241,764
Accounts receivable, less allowance for doubtful accounts of $30,644 and $20,204	544,928	438,348
Handset and accessory inventory	177,283	107,314
Deferred income taxes, net	150,613	121,512
Prepaid expenses and other	131,872	110,736

Total current assets	2,450,015	2,389,839
Property, plant and equipment, net	2,239,116	1,853,082
Intangible assets, net	421,521	410,447
Deferred income taxes, net	601,947	541,406
Other assets	301,700	241,962

Total assets	$6,014,299	$5,436,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$141,241	$125,040
Accrued expenses and other	501,890	436,703
Deferred revenues	130,734	109,640
Accrued interest	12,643	12,439
Current portion of long-term debt	76,171	70,448

Total current liabilities	862,679	754,270
Long-term debt	2,341,271	2,196,069
Deferred revenues	31,302	32,892
Deferred credits	148,579	158,621
Other long-term liabilities	157,730	126,511

Total liabilities	3,541,561	3,268,363

Commitments and contingencies (Note 5)
Stockholders’ equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized — 2008 and 2007, no shares issued or outstanding — 2008 and 2007	—	—
Common stock, par value $0.001, 600,000 shares authorized — 2008 and 2007, 165,575 shares issued and outstanding — 2008, 169,910 shares issued and outstanding — 2007	166	170
Paid-in capital	924,188	1,091,672
Retained earnings	1,272,642	1,003,799
Accumulated other comprehensive income	275,742	72,732

Total stockholders’ equity	2,472,738	2,168,373

Total liabilities and stockholders’ equity	$6,014,299	$5,436,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)
Unaudited

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Operating revenues
Service and other revenues	$1,990,803	$1,451,840	$1,043,039	$759,999
Digital handset and accessory revenues	106,368	49,909	60,915	26,985

	2,097,171	1,501,749	1,103,954	786,984

Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	542,992	387,103	284,065	204,019
Cost of digital handsets and accessories	293,398	207,649	159,127	110,755
Selling, general and administrative	669,957	489,448	355,888	264,306
Depreciation	182,778	136,325	96,564	70,961
Amortization	16,527	3,371	8,589	1,727

	1,705,652	1,223,896	904,233	651,768

Operating income	391,519	277,853	199,721	135,216

Other income (expense)
Interest expense, net	(81,626)	(53,982)	(40,238)	(29,653)
Interest income	36,528	22,682	17,588	12,470
Foreign currency transaction gains, net	40,306	5,799	37,401	9,331
Other (expense) income, net	(5,175)	633	(646)	(1,194)

	(9,967)	(24,868)	14,105	(9,046)

Income before income tax provision	381,552	252,985	213,826	126,170
Income tax provision	(112,709)	(84,741)	(58,552)	(42,090)

Net income	$268,843	$168,244	$155,274	$84,080

Net income, per common share, basic	$1.60	$1.04	$0.93	$0.52

Net income, per common share, diluted	$1.52	$0.94	$0.88	$0.47

Weighted average number of common shares outstanding, basic	168,129	162,371	166,907	162,867

Weighted average number of common shares outstanding, diluted	187,025	185,883	185,899	185,845

Comprehensive income, net of income taxes
Foreign currency translation adjustment	$202,568	$42,090	$240,601	$47,005
Reclassification for gains on derivatives included in other (expense) income, net	146	395	64	42
Unrealized gains on derivatives, net	297	361	289	123

Other comprehensive income	203,011	42,846	240,954	47,170
Net income	268,843	168,244	155,274	84,080

Total comprehensive income	$471,854	$211,090	$396,228	$131,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2008
(in thousands)
Unaudited

					Accumulated
					Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2008	169,910	$170	$1,091,672	$1,003,799	$72,732	$2,168,373
Net income	—	—	—	268,843	—	268,843
Other comprehensive income	—	—	—	—	203,010	203,010
Purchase of common stock	(5,555)	(5)	(242,665)	—	—	(242,670)
Share-based payment expense for equity-based awards	—	—	35,226	—	—	35,226
Exercise of stock options	1,220	1	28,639	—	—	28,640
Tax benefit on exercise of stock options	—	—	2,877	—	—	2,877
Tax benefit on prior periods’ stock option exercises	—	—	8,439	—	—	8,439

Balance, June 30, 2008	165,575	$166	$924,188	$1,272,642	$275,742	$2,472,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007
(in thousands)
Unaudited

	2008	2007

Cash flows from operating activities:
Net income	$268,843	$168,244
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt financing costs	4,463	2,603
Depreciation and amortization	199,305	139,696
Provision for losses on accounts receivable	39,211	21,804
Foreign currency transaction gains, net	(40,306)	(5,799)
Deferred income tax (benefit) provision	(27,018)	25,662
Utilization of deferred credit	—	(3,729)
Share-based payment expense	35,392	29,448
Excess tax benefit from share-based payment	(7,953)	(2,505)
Accretion of asset retirement obligations	3,643	2,868
Loss on short-term investments	2,955	—
Other, net	2,020	735
Change in assets and liabilities:
Accounts receivable, gross	(112,927)	(74,083)
Handset and accessory inventory	(64,673)	(42,977)
Prepaid expenses and other	(15,388)	(45,852)
Other long-term assets	(45,577)	(34,708)
Accounts payable, accrued expenses and other	55,419	34,846
Current deferred revenue	13,830	9,720
Other long-term liabilities	4,766	1,909

Net cash provided by operating activities	316,005	227,882

Cash flows from investing activities:
Capital expenditures	(423,773)	(361,135)
Payments for acquisitions, purchases of licenses and other	(4,275)	(15,365)
Proceeds from sales of short-term investments	355,013	—
Purchase of short-term investments	(273,888)	—
Other	(45)	(845)

Net cash used in investing activities	(346,968)	(377,345)

Cash flows from financing activities:
Payments to purchase common stock	(242,665)	(329,980)
Proceeds from issuance of convertible notes	—	1,200,000
Borrowings under syndicated loan facilities	125,000	—
Repayments under syndicated loan facilities	(31,922)	(9,152)
Proceeds from stock option exercises	28,639	77,974
Payment of debt financing costs	—	(22,532)
Excess tax benefit from share-based payment	7,953	2,505
Proceeds from tower financing transactions	27,271	7,453
Repayments under capital leases, license financing, tower financing and other transactions	(5,710)	(2,578)

Net cash (used in) provided by financing activities	(91,434)	923,690

Effect of exchange rate changes on cash and cash equivalents	32,012	(575)

Net (decrease) increase in cash and cash equivalents	(90,385)	773,652
Cash and cash equivalents, beginning of period	1,370,165	708,591

Cash and cash equivalents, end of period	$1,279,780	$1,482,243

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

You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our 2007 annual report on Form 10-K and our quarterly report on Form 10-Q for the quarter ended March 31, 2008. You should not expect results of operations for interim periods to be an indication of the results for a full year.

Accumulated Other Comprehensive Income.  The components of our accumulated other comprehensive income, net of taxes, are as follows:

	June 30,	December 31,
	2008	2007
	(in thousands)

Cumulative foreign currency translation adjustment	$277,200	$74,633
Unrealized losses on derivatives	(1,458)	(1,901)

	$275,742	$72,732

Supplemental Cash Flow Information.

	Six Months Ended
	June 30,
	2008	2007
	(in thousands)

Capital expenditures
Cash paid for capital expenditures, including capitalized interest	$423,773	$361,135
Change in capital expenditures accrued and unpaid or financed, including accreted interest capitalized	11,509	(19,746)

	$435,282	$341,389

Interest costs
Interest expense, net	$81,626	$53,982
Interest capitalized	4,169	3,186

	$85,795	$57,168

Cash paid for interest, net of amounts capitalized	$54,613	$36,766

Cash paid for income taxes	$127,009	$70,608

For the six months ended June 30, 2008 and 2007, we had $7.1 million and $11.3 million, respectively, in non-cash financing activities related to co-location capital lease obligations on our communication towers.

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

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As presented for the six and three months ended June 30, 2008, our calculation of diluted net income per share includes common shares resulting from shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans and our restricted stock, as well as common shares resulting from the potential conversion of our 3.125% convertible notes and our 2.75% convertible notes.

As presented for the six and three months ended June 30, 2007, our calculation of diluted net income per share includes common shares resulting from shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans and our restricted stock, as well as common shares resulting from the potential conversion of our 2.875% convertible notes and our 2.75% convertible notes. We did not include the common shares resulting from the potential conversion of our 3.125% convertible notes that we issued in the second quarter of 2007, since their effect would have been antidilutive to our net income per common share.

The following tables provide a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our condensed consolidated statements of operations for the six and three months ended June 30, 2008 and 2007:

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(in thousands, except per share data)

Basic net income per share:
Net income	$268,843	168,129	$1.60	$168,244	162,371	$1.04

Effect of dilutive securities:
Stock options	—	1,524		—	4,480
Restricted stock	—	240		—	774
Convertible notes, net of capitalized interest and taxes	15,807	17,132		5,797	18,258

Diluted net income per share:
Net income	$284,650	187,025	$1.52	$174,041	185,883	$0.94

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(in thousands, except per share data)

Basic net income per share:
Net income	$155,274	166,907	$0.93	$84,080	162,867	$0.52

Effect of dilutive securities:
Stock options	—	1,584		—	4,193
Restricted stock	—	276		—	527
Convertible notes, net of capitalized interest and taxes	7,871	17,132		2,859	18,258

Diluted net income per share:
Net income	$163,145	185,899	$0.88	$86,939	185,845	$0.47

Purchase of Common Stock.  In January 2008, our Board of Directors authorized a program to purchase shares of our common stock for cash. The Board approved the purchase of shares having an aggregate market value of up to $500.0 million, depending on market conditions and other factors. During the first half of 2008, we

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchased a total of 5,555,033 shares of our common stock for $242.7 million. During the second quarter of 2007, we purchased a total of 4,043,725 shares of our common stock for $330.0 million under our first program to purchase shares of our common stock for cash, which was approved by our Board of Directors in May 2007. We treat purchases under both programs as effective retirements of the purchased shares and therefore reduce our reported shares issued and outstanding by the number of shares purchased. In addition, we record the excess of the purchase price over the par value of the common stock as a reduction to paid-in capital.

Reclassifications.  We have reclassified certain prior year amounts in our unaudited condensed consolidated financial statements to conform to our current year presentation. Specifically, for the six and three months ended June 30, 2007, we corrected the classification of $11.8 million and $6.0 million, respectively, from cost of service to cost of digital handset and accessory sales related to costs incurred in connection with replacement handsets sold to current customers. These revisions did not have a material impact on previously reported balances.

New Accounting Pronouncements.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157, which provides guidance for using fair value to measure assets and liabilities when required for recognition or disclosure purposes. SFAS No. 157 does not expand the use of fair value or determine when fair value should be used in the financial statements. In February 2008, the FASB issued Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purpose of Lease Classification or Measurement Under Statement 13,” or FSP No. 157-1, in order to amend SFAS No. 157 to exclude from its scope FASB Statement No. 13, “Accounting for Leases,” or SFAS No. 13, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement. In addition, in February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” or FSP No. 157-2, which defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value on a recurring basis (at least annually). In accordance with FSP No. 157-2, we partially adopted SFAS No. 157 for financial assets and liabilities in the first quarter of fiscal year 2008. SFAS No. 157 did not have a material impact on our condensed consolidated financial statements. See Note 2 for additional information and related disclosures regarding our fair value measurements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141(R), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, the goodwill acquired and the expenses incurred in connection with the acquisition. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. As a result, we will apply the provisions of SFAS No. 141(R) prospectively to business combinations that close on or after January 1, 2009. We are currently evaluating the impact, if any, the adoption of SFAS No. 141(R) may have on our condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of Accounting Research Bulletin No. 51,” or SFAS No. 160. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. We do not believe that its adoption will have a material impact on our condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” or SFAS No. 161, which amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to require qualitative disclosure about objectives and strategies in using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about the underlying credit-risk-related contingent features in derivative agreements. SFAS No. 161 is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We are currently evaluating the potential impact, if any, that the adoption of SFAS No. 161 may have on our condensed consolidated financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP FAS 142-3. FSP FAS 142-3 amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” in order to improve the consistency between the useful life of the recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. FSP FAS 142-3 applies to: (1) intangible assets that are acquired individually or with a group of other assets, and (2) intangible assets acquired both in business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the potential impact, if any, the adoption of FSP FAS 142-3 may have on our condensed consolidated financial statements.

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” or FSP APB 14-1. FSP APB 14-1 requires that issuers of certain convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, separately account for the liability and equity components (ie. the embedded conversion option) and recognize the accretion of the resulting discount on the debt as interest expense. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and for interim periods within those fiscal years. It is required to be applied retrospectively to convertible debt instruments that were outstanding during any period presented in the financial statements issued after the effective date. We are currently quantifying the effect the adoption of FSP APB 14-1 will have on our convertible notes and our consolidated financial statements. We believe that the adoption of FSP APB 14-1 in 2009 will result in an increase in the amount of non-cash interest expense with respect to our convertible debt securities and a corresponding reduction in our reported net income and diluted earnings per share for all periods presented in our consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Fair Value Measurements

On January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities. SFAS No. 157 defines fair value, provides guidance for measuring fair value and requires certain disclosures with respect to the processes used to measure the fair value of financial assets and liabilities. SFAS No. 157 does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. Valuation techniques discussed under SFAS No. 157 include the market approach (comparable market prices), the income approach (present value of future income or cash flow based on current market expectations) and the cost approach (cost to replace the service capacity of an asset or replacement cost). SFAS No. 157 utilizes a three-tier fair value hierarchy, which prioritizes the inputs to the valuation techniques used to measure fair value. The following is a brief description of the three levels in the fair value hierarchy:

Level 1:  Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:  Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.

Level 3:  Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table summarizes the financial instruments measured at fair value on a recurring basis in the accompanying condensed consolidated balance sheet as of June 30, 2008 (in thousands):

	Fair Value Measurements as of June 30, 2008			Fair Value as of
	Using the Fair Value Hierarchy			June 30,
Short-Term Investments	Level 1	Level 2	Level 3	2008

Available for sale securities — Nextel Brazil investments	$41,334	$—	$—	$41,334
Available for sale securities — Enhanced cash fund	—	124,205	—	124,205

	$41,334	$124,205	$—	$165,539

Our short-term investments are composed of $41.3 million in investments made by Nextel Brazil in three different investment funds and a $124.2 million investment in an enhanced cash fund that invests primarily in asset backed securities. We classify these investments as available for sale securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Two of the Nextel Brazil investment funds invest primarily in Brazilian government bonds, long-term, low-risk bank certificates of deposit and Brazilian corporate debentures, while the third investment fund invests solely in long-term, low-risk bank certificates of deposit. The net asset values of the investments were determined using Level 1 inputs within the fair value hierarchy because their net asset values trade with sufficient observable activity to support the Level 1 fair value measurement.

We received $114.7 million in distributions in the first half of 2008 from our investment in the enhanced cash fund. As of June 30, 2008, the net asset value per unit of interest in the enhanced cash fund had declined to $0.97 from $0.99 as of December 31, 2007. We determined the net asset value of this investment using Level 2 inputs within the fair value hierarchy because the underlying assets to the fund are fair valued in observable markets or with corroborating observable market data. Due to the changing credit market conditions, we evaluated the decline in the market value of the enhanced cash fund and determined that unrealized losses related to that fund should be recognized as other-than-temporary. As a result, we recognized a $2.9 million pre-tax loss related to the decline in

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the fair value of our investment in the enhanced cash fund during the first quarter of 2008. We did not recognize any other-than-temporary losses related to the fund during the second quarter of 2008 as the net asset value of the fund remained stable. In accordance with our accounting policy, we will continue to assess future declines in fair value to determine whether additional losses should be realized.

We expect that substantially all of the enhanced cash fund will be liquidated by June 30, 2009. In addition, we have the right at our option to receive an in-kind distribution of the underlying assets in the enhanced cash fund. Currently, decisions regarding the sale of the investments held by the enhanced cash fund are made by the fund manager. If we were to elect to receive the in-kind distribution, we could actively manage the investment decisions with respect to the underlying assets, including electing to sell those assets or hold them to maturity, rather than relying on the fund manager to make those decisions. As a result of this right to elect to receive an in-kind distribution, we classified our investment in the fund as a current asset as of June 30, 2008.

As of June 30, 2008, no assets or liabilities are measured at fair value on a nonrecurring basis.

Note 3.	Intangible Assets

Our intangible assets consist of our licenses, customer base and trade name, all of which have finite useful lives, as follows:

	June 30, 2008			December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(In thousands)

Amortizable intangible assets:
Licenses	$476,679	$(55,158)	$421,521	$446,222	$(35,775)	$410,447
Customer base	45,049	(45,049)	—	42,617	(42,617)	—
Trade name and other	1,939	(1,939)	—	1,796	(1,796)	—

Total intangible assets	$523,667	$(102,146)	$421,521	$490,635	$(80,188)	$410,447

Based solely on the carrying amount of amortizable intangible assets existing as of June 30, 2008 and current exchange rates, we estimate amortization expense for each of the next five years ending December 31 to be as follows (in thousands):

Estimated
Amortization
Years	Expense

2008	$32,163
2009	31,953
2010	31,953
2011	31,953
2012	31,953

Actual amortization expense to be reported in future periods could differ from these estimates as a result of additional acquisitions of intangibles, as well as changes in exchange rates and other relevant factors. During the three months ended June 30, 2008 and 2007, we did not acquire, dispose of or write down any goodwill or intangible assets with indefinite useful lives.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Debt

The components are as follows:

	June 30,	December 31,
	2008	2007
	(in thousands)

3.125% convertible notes due 2012	$1,200,000	$1,200,000
2.75% convertible notes due 2025	349,996	349,996
Brazil syndicated loan facility	300,000	175,000
Mexico syndicated loan facility	253,877	279,355
Tower financing obligations	218,847	177,199
Capital lease obligations	85,882	75,436
Brazil spectrum license financing	8,759	9,446
Other	81	85

Total debt	2,417,442	2,266,517
Less: current portion	(76,171)	(70,448)

	$2,341,271	$2,196,069

3.125% Convertible Notes.  For the fiscal quarter ended June 30, 2008, the closing sale price of our common stock did not exceed 120% of the conversion price of $118.32 per share for at least 20 trading days in the 30 consecutive trading days ending on June 30, 2008. As a result, the conversion contingency was not met as of June 30, 2008.

2.75% Convertible Notes.  For the fiscal quarter ended June 30, 2008, the closing sale price of our common stock did not exceed 120% of the conversion price of $50.08 per share for at least 20 trading days in the 30 consecutive trading days ending on June 30, 2008. As a result, the conversion contingency was not met as of June 30, 2008.

Brazil Syndicated Loan Facility.  In September 2007, Nextel Brazil entered into a $300.0 million syndicated loan facility. Of the total amount of the facility, $45.0 million is denominated in U.S. dollars with a floating interest rate based on LIBOR plus a specified margin ranging from 2.00% to 2.50% (Tranche A — 4.96% and 7.35% as of June 30, 2008 and December 31, 2007, respectively). The remaining $255.0 million is denominated in U.S. dollars with a floating interest rate based on LIBOR plus a specified margin ranging from 1.75% to 2.25% (Tranche B — 4.71% and 7.10% as of June 30, 2008 and December 31, 2007, respectively). Tranche A matures on September 14, 2014, and Tranche B matures on September 14, 2012.

As of December 31, 2007, Nextel Brazil had borrowed $26.2 million in term loans under Tranche A and $148.8 million in term loans under Tranche B of this syndicated loan facility. During the first quarter of 2008, Nextel Brazil borrowed the remaining $18.8 million in term loans under Tranche A and $106.2 million in term loans under Tranche B of this syndicated loan facility.

Tower Financing Obligations.  We have an agreement with American Tower Corporation for the sale-leaseback of communication towers in Mexico and Brazil that we recognize as financing obligations. During the six months ended June 30, 2008, Nextel Mexico sold 181 towers to American Tower, which increased its tower financing obligations by $23.1 million and Nextel Brazil sold 54 towers to American Tower, which increased its tower financing obligations by $5.6 million. Following the sale of these towers, we no longer have any further contractual obligation or right to transfer towers to American Tower Corporation.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Commitments and Contingencies

Brazilian Contingencies.

Nextel Brazil has received various assessment notices from state and federal Brazilian authorities asserting deficiencies in payments related primarily to value-added taxes, excise taxes on imported equipment and other non-income based taxes. Nextel Brazil has filed various administrative and legal petitions disputing these assessments. In some cases, Nextel Brazil has received favorable decisions, which are currently being appealed by the respective governmental authority. In other cases, Nextel Brazil’s petitions have been denied, and Nextel Brazil is currently appealing those decisions. Nextel Brazil is also disputing various other claims.

As of June 30, 2008 and December 31, 2007, Nextel Brazil had accrued liabilities of $24.2 million and $20.2 million, respectively, related to contingencies, all of which were classified in accrued contingencies reported as a component of other long-term liabilities. Of the total accrued liabilities as of June 30, 2008 and December 31, 2007, Nextel Brazil had $12.6 million and $10.8 million in unasserted claims, respectively. We currently estimate the range of reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be between $292.6 million and $296.6 million as of June 30, 2008. We are continuing to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and estimable.

Argentine Contingencies.

As of June 30, 2008 and December 31, 2007, Nextel Argentina had accrued liabilities of $36.6 million and $32.2 million, respectively, related primarily to local turnover taxes, universal service tax and local government claims, all of which were classified in accrued contingencies and accrued non-income taxes reported as components of accrued expenses and other.

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

In December 2006, the city of Buenos Aires issued new laws, which Nextel Argentina believes support its position that it should be taxed at the general 3% rate and not at the 6% cellular rate. Beginning in January 2007, Nextel Argentina determined that it would continue to accrue and pay the 3% general turnover tax rate and would continue with its efforts to obtain reimbursement of amounts previously paid under protest in excess of that level, but would discontinue its prior practice of accruing for the incremental difference in the cellular rate over the general rate.

In March 2007, Nextel Argentina filed an administrative claim to recover the amounts paid under protest from April 2006 through December 2006. In November 2007, Nextel Argentina received a $4.2 million tax refund, plus interest, as the result of a resolution issued by the tax authorities of the city of Buenos Aires with respect to the amounts

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

paid from April 2006 through December 2006 relating to this tax. Nextel Argentina believes that the tax refund clarifies and confirms that only the 3% general turnover tax rate is applicable to our services. The resolution also indicated that the city of Buenos Aires will defer the decision of the pending lawsuit to pursue the reimbursement of the $18.8 million paid under protest in April 2006 until the court issues a ruling on the case. In addition, Nextel Argentina unconditionally and unilaterally committed to donate $3.4 million to charitable organizations.

Similarly, one of the provincial governments in another one of the markets where Nextel Argentina operates also increased their turnover tax rate from 4.55% to 6% of revenues for cellular companies relating to services provided in that jurisdiction. Nextel Argentina continues to pay the turnover tax in this province at the existing rate and accrues a liability for the incremental difference in the rate on interconnect revenues. As of June 30, 2008 and December 31, 2007, Nextel Argentina had accrued $8.3 million and $6.8 million, respectively, for local turnover taxes in this province, which are included as components of accrued expenses and other.

Universal Service Tax.  Nextel Argentina is subject to the Universal Service Regulation, which imposes a tax on telecommunications licensees, equal to 1% of telecommunications service revenue minus applicable taxes and specified related costs.

Under the Universal Service Regulation, the license holder can choose either to pay the resulting amount into a fund for universal service development or to participate directly in offering services to specific geographical areas under an annual plan designed by the federal government. Although the regulations state that this tax would be applicable beginning January 1, 2001, the authorities did not take the necessary actions to implement the tax. However, a subsequent resolution, issued by the Secretary of Communications in May 2005, prohibits telecommunications operators from itemizing the tax in customer invoices or passing through the tax to customers. In addition, following the Secretary’s instructions, the Argentine Comision Nacional de Comunicaciones, or CNC, ordered Nextel Argentina, among other operators, to reimburse the amounts collected as universal service contributions, plus interest. In June 2007, the Secretary of Communications issued a resolution requiring new universal service tax contributions to be deposited into a financial institution. Nextel Argentina began depositing these contributions in September 2007, effective for the period beginning July 1, 2007. In April 2008, a new decree was issued by the Secretary of Communications addressing a number of issues relevant to the implementation of the regime. This new decree would enable license holders to satisfy previous outstanding obligations under the regime by providing services under existing or new programs that are approved as Universal Service programs by the Secretary of Communications.

As a result of various events, during 2005, Nextel Argentina accrued for the maximum liability due to customers for amounts billed during all periods ending December 31, 2005, plus interest. Nextel Argentina continued accruing the higher amount during the first quarter of 2006 while maintaining its position that there is no basis for this reimbursement to customers. As of April 1, 2006, Nextel Argentina changed its rate plan structure, which eliminated all other charges and any further contingencies related to this tax. In April 2006, Nextel Argentina filed a judicial claim against the legislation passed in May 2005, which is currently pending. As of June 30, 2008 and December 31, 2007, the accrual for the liability to Nextel Argentina’s customers was $8.5 million and $7.7 million, respectively, which is included as a component of accrued expenses and other.

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

The following table shows a reconciliation of our unrecognized tax benefits according to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” or FIN No. 48, for the six months ended June 30, 2008 (in thousands):

Unrecognized tax benefits — December 31, 2007	$67,955
Additions for current year tax positions	5,325
Foreign currency translation adjustment	2,709

Unrecognized tax benefits — June 30, 2008	$75,989

The unrecognized tax benefits as of December 31, 2007 and June 30, 2008 include $49.2 million and $57.4 million, respectively, of tax benefits that could potentially reduce our future effective tax rate, if recognized.

We record interest and penalties associated with uncertain tax positions as a component of our income tax provision.

We assessed the realizability of our deferred tax assets during the first half of 2008, consistent with the methodology we employed for 2007, and determined that the realizability of those deferred assets has not changed for the markets in which we operate. In that assessment, we considered the reversal of existing temporary differences associated with deferred tax assets and liabilities, future taxable income, tax planning strategies and historical and future pre-tax book income (as adjusted for permanent differences between financial and tax accounting items) in order to determine if it is “more-likely-than-not” that the deferred tax asset will be realized. As of June 30, 2008, our Brazilian entity Nextel Telecomunicacoes S.A. (Brazil S.A.) continues to maintain a 100% valuation allowance against its net deferred tax assets; however, we believe it is reasonably possible that the valuation allowance could be released in the near term if Brazil S.A. generates a level of sufficient pre-tax U.S. GAAP income. Additionally, due to the expected repatriation of certain earnings of our Argentine and Mexican subsidiaries during the current year and the two following years, we released a portion of the U.S. valuation allowance that related to excess stock option deductions, resulting in an increase to paid-in capital.

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

During 2004, Nextel Mexico amended its Mexican Federal income tax returns in order to reverse a benefit previously claimed for a disputed provision of the Federal income tax law covering deductions and gains from the sale of property. We filed the amended returns in order to avoid potential penalties and we also filed administrative petitions seeking clarification of our right to the tax benefits claimed on the original income tax returns. The tax authorities constructively denied our administrative petitions in January 2005 and in May 2005 we filed an annulment suit challenging the constructive denial. Resolution of the annulment suit is pending. Based on an opinion by our independent legal counsel in Mexico, we believe it is probable that we will recover this amount. Our consolidated balance sheets as of June 30, 2008 and December 31, 2007 include $16.9 and $16.0 million, respectively, in income taxes receivable, which are included as components of other non-current assets. The income tax benefit for this item was related to our income tax provision for the years ended December 31, 2005, 2004 and 2003.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 1, 2007, the Mexican government enacted amendments to the Mexican tax law that became effective January 1, 2008. The amendments established a new minimum corporate tax, eliminated the existing minimum asset tax and established a new withholding tax system on cash deposits in bank accounts. The new minimum corporate tax is a supplemental tax that supersedes the current asset tax and applies when and to the extent the tax computed under the new minimum corporate tax exceeds the amounts that would be payable under the existing Mexican income tax. The new minimum corporate tax is computed on a cash basis rather than on an accrual basis, and is calculated based on gross revenues, with no deductions allowed for cost of goods sold, non-taxable salaries and wages, interest expense, depreciation, amortization, foreign currency transaction gains and losses or existing net income tax operating losses from prior years. This tax is being phased in at a rate of 16.5% for 2008, 17% for 2009 and a final tax rate of 17.5% for 2010 and thereafter. For purposes of the minimum corporate tax, Nextel Mexico will generally deduct the value of depreciable assets and inventory as an expense when these assets are acquired. Certain tax credits may be available to reduce the amount of new minimum corporate tax that is payable.

We believe that the new minimum corporate tax is an income tax to which SFAS No. 109, “Accounting for Income Taxes,” is applicable. After evaluating the impact that the new minimum corporate tax will have on Nextel Mexico, we concluded that Nextel Mexico is not expected to incur any material minimum corporate tax liability in this year or future years and no adjustment to our deferred income tax provision is necessary.

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

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated
	(in thousands)

Six Months Ended June 30, 2008
Service and other revenues	$1,024,101	$616,584	$241,121	$105,639	$4,004	$(646)	$1,990,803
Digital handset and accessory revenues	39,231	34,887	23,395	8,855	—	—	106,368

Operating revenues	$1,063,332	$651,471	$264,516	$114,494	$4,004	$(646)	$2,097,171

Segment earnings (losses)	$391,480	$175,248	$81,817	$22,630	$(80,351)	$—	$590,824
Management fee	(16,752)	—	—	—	16,800	(48)	—
Depreciation and amortization	(96,156)	(68,993)	(18,355)	(9,889)	(5,792)	(120)	(199,305)

Operating income (loss)	278,572	106,255	63,462	12,741	(69,343)	(168)	391,519
Interest expense	(31,732)	(26,075)	(1,387)	(36)	(26,585)	4,189	(81,626)
Interest income	21,852	3,260	1,867	618	13,120	(4,189)	36,528
Foreign currency transaction gains (losses), net	16,515	25,467	(2,673)	(162)	1,111	48	40,306
Other (expense) income, net	(159)	(1,552)	44	—	(3,508)	—	(5,175)

Income (loss) before income tax	$285,048	$107,355	$61,313	$13,161	$(85,205)	$(120)	$381,552

Capital expenditures	$126,709	$219,310	$40,261	$22,556	$26,446	$—	$435,282

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated
	(in thousands)

Six Months Ended June 30, 2007
Service and other revenues	$822,317	$357,101	$188,101	$83,490	$1,382	$(551)	$1,451,840
Digital handset and accessory revenues	10,648	17,726	15,654	5,881	—	—	49,909

Operating revenues	$832,965	$374,827	$203,755	$89,371	$1,382	$(551)	$1,501,749

Segment earnings (losses)	$310,940	$94,088	$63,827	$17,873	$(69,179)	$—	$417,549
Management fee	(19,800)	—	—	—	19,800	—	—
Depreciation and amortization	(68,214)	(42,657)	(14,868)	(10,884)	(3,270)	197	(139,696)

Operating income (loss)	222,926	51,431	48,959	6,989	(52,649)	197	277,853
Interest expense	(29,312)	(14,342)	(1,124)	(67)	(14,335)	5,198	(53,982)
Interest income	12,909	314	2,037	341	12,279	(5,198)	22,682
Foreign currency transaction gains (losses), net	1,208	4,239	306	54	(8)	—	5,799
Other income (expense), net	2,260	(1,554)	1,577	1	(1,651)	—	633

Income (loss) before income tax	$209,991	$40,088	$51,755	$7,318	$(56,364)	$197	$252,985

Capital expenditures	$156,758	$127,019	$25,767	$23,657	$8,188	$—	$341,389

Three Months Ended June 30, 2008
Service and other revenues	$530,786	$330,268	$126,154	$53,943	$2,208	$(320)	$1,043,039
Digital handset and accessory revenues	24,174	19,718	12,330	4,693	—	—	60,915

Operating revenues	$554,960	$349,986	$138,484	$58,636	$2,208	$(320)	$1,103,954

Segment earnings (losses)	$199,728	$93,858	$42,439	$10,569	$(41,720)	$—	$304,874
Management fee	(8,354)	—	—	—	8,402	(48)	—
Depreciation and amortization	(50,057)	(37,044)	(9,687)	(4,963)	(3,184)	(218)	(105,153)

Operating income (loss)	141,317	56,814	32,752	5,606	(36,502)	(266)	199,721
Interest expense	(15,670)	(12,810)	(729)	(19)	(13,231)	2,221	(40,238)
Interest income	11,283	2,263	600	327	5,336	(2,221)	17,588
Foreign currency transaction gains (losses), net	12,355	27,214	(3,103)	29	858	48	37,401
Other (expense) income, net	(80)	(355)	16	(1)	(226)	—	(646)

Income (loss) before income tax	$149,205	$73,126	$29,536	$5,942	$(43,765)	$(218)	$213,826

Capital expenditures	$76,649	$115,911	$23,654	$13,736	$13,815	$—	$243,765

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated
	(in thousands)

Three Months Ended June 30, 2007
Service and other revenues	$427,197	$192,729	$96,968	$42,555	$817	$(267)	$759,999
Digital handset and accessory revenues	5,588	9,592	8,742	3,063	—	—	26,985

Operating revenues	$432,785	$202,321	$105,710	$45,618	$817	$(267)	$786,984

Segment earnings (losses)	$157,186	$48,182	$32,066	$8,793	$(38,323)	$—	$207,904
Management fee	(9,900)	—	—	—	9,900	—	—
Depreciation and amortization	(35,043)	(22,888)	(7,626)	(5,596)	(1,634)	99	(72,688)

Operating income (loss)	112,243	25,294	24,440	3,197	(30,057)	99	135,216
Interest expense	(15,100)	(7,821)	(630)	(30)	(8,872)	2,800	(29,653)
Interest income	5,726	167	1,138	144	8,095	(2,800)	12,470
Foreign currency transaction gains (losses), net	5,858	3,664	(170)	10	(31)	—	9,331
Other (expense) income, net	(78)	(789)	1,330	1	(1,658)	—	(1,194)

Income (loss) before income tax	$108,649	$20,515	$26,108	$3,322	$(32,523)	$99	$126,170

Capital expenditures	$63,775	$74,730	$15,838	$12,860	$6,664	$—	$173,867

June 30, 2008
Property, plant and equipment, net	$893,075	$908,871	$214,122	$120,327	$103,008	$(287)	$2,239,116

Identifiable assets	$2,621,717	$1,935,827	$460,713	$266,309	$730,020	$(287)	$6,014,299

December 31, 2007
Property, plant and equipment, net	$803,393	$673,462	$183,889	$107,532	$84,972	$(166)	$1,853,082

Identifiable assets	$2,297,580	$1,540,227	$444,125	$231,018	$923,952	$(166)	$5,436,736

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction	20
Business Overview	20
Digital Handsets in Commercial Service	23
Critical Accounting Policies and Estimates	23
Ratio of Earnings to Fixed Charges	24
Reclassifications	24
Results of Operations	24
a. Consolidated	25
b. Nextel Mexico	31
c. Nextel Brazil	34
d. Nextel Argentina	37
e. Nextel Peru	40
f. Corporate and other	42
Liquidity and Capital Resources	43
Future Capital Needs and Resources	44
Forward Looking Statements	47
Effect of New Accounting Standards	48

Introduction

The following is a discussion and analysis of:

•	our consolidated financial condition and results of operations for the six- and three-month periods ended June 30, 2008 and 2007; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.

You should read this discussion in conjunction with our 2007 annual report on Form 10-K and our quarterly report on Form 10-Q for the three months ended March 31, 2008, including but not limited to, the discussion regarding our critical accounting judgments, as described below. Historical results may not indicate future performance. See “Forward Looking Statements” for risks and uncertainties that may impact our future performance.

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

Our networks support multiple digital wireless services, including:

•	mobile telephone service, including advanced calling features such as speakerphone, conference calling, voice-mail, call forwarding and additional line service;

•	Nextel Direct Connect® service, which allows subscribers anywhere on our network to talk to each other instantly, on a “push-to-talk” basis, private one-to-one call or group call;

•	International Direct Connect® service, together with Sprint Nextel Corporation and TELUS Corporation, which allows subscribers to communicate instantly across national borders with our subscribers in Mexico, Brazil, Argentina, Peru and Chile, with Sprint Nextel Corporation subscribers using compatible handsets in the United States and with TELUS subscribers using compatible handsets in Canada;

•	text messaging services, mobile internet services, e-mail services including Blackberrytm services, location-based services, which include the use of Global Positioning System (GPS) technologies, digital media services and advanced Javatm enabled business applications; and

•	international roaming services.

Our principal objective is to generate increased revenues in our Latin American markets by providing differentiated wireless communications services that are valued by our customers, while improving our profitability and cash flow over the long term. We plan to continue to expand the coverage and capacity of our networks in our existing markets and increase our existing subscriber base while managing our costs in a manner designed to support that growth and improving our operating results. We will seek to add subscribers at rates and other terms that are competitive with other offerings in the market, but that are consistent with our strategy of finding the optimal balance of growth and profitability regardless of the competitive landscape.

We may also explore financially attractive opportunities to expand our network coverage in areas that we do not currently serve. Based on market data that continues to show lower wireless penetration in our markets relative to other regions of the world and our current market share in those markets, we believe that we can continue to generate growth in our subscriber base and revenues while improving our profitability and cash flow over the long term.

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

Targeting High Value Customers.  Our main focus is on customers who purchase services under contract and primarily use our services in their businesses and individuals that have medium to high usage patterns, both of whom value our multi-function handsets, including our Nextel Direct Connect feature and our high level of customer service. In our current customer base, our typical customer has between 3 and 30 handsets, and some of our largest customers have over 500 handsets; however, new customers that we have recently acquired generally have a lower number of handsets per customer.

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

Selectively Expanding our Service Areas.  We believe that we have significant opportunities to grow through selective expansion of our service into additional areas in some of the countries in which we currently operate, particularly in Brazil and Chile where our coverage is not as extensive as in other markets. Such expansion may involve building out certain areas in which we already have spectrum, obtaining additional 800 MHZ spectrum in new areas which would enable us to expand our network service areas, and further developing our business in key urban areas. In addition, we may consider selectively expanding into other Latin American countries where we do not currently operate. We are currently expanding significantly our service areas in Brazil in connection with our 2008 growth objectives and recently announced our plans to make additional investments in Brazil in order to add more capacity to Nextel Brazil’s network, support its growth and expand its geographic coverage, including expansion into the northeast region of the country. See “Capital Expenditures” for a discussion of the factors that drive our capital spending.

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

As part of our ongoing assessment of our ability to meet our customers’ current and future needs, we continually review alternate technologies to assess their technical performance, cost and functional capabilities. These reviews may involve the deployment of the technologies under consideration on a trial basis in order to evaluate their capabilities and market demand for the supported services. We will deploy a new technology beyond the minimum levels required by the terms of our spectrum licenses only if it is warranted by expected customer demand and when the anticipated benefits of services supported by the new technology outweigh the costs of providing those services. Our decision whether and how to deploy alternative technologies, as well as our choice of alternative technologies, would likely be affected by a number of factors, including the types of features and services supported by the technology and our assessment of the demand for those features and services, the availability and pricing of related equipment, the spectrum bands available for purchase in our markets and whether other wireless carriers are operating or plan to operate a particular technology in those spectrum bands and our need to continue to support iDEN-based services for our existing customer base either on an ongoing or transitional basis.

In July 2007, we were awarded a nationwide license of 35 MHz of 1.9 GHz spectrum in Peru for a term of 20 years through a governmental auction process that requires us to deploy new digital network technology within specified timeframes throughout Peru, including in areas that we do not currently serve. We plan to develop and deploy a third generation network in Peru using this spectrum. Our current plans are to pursue this opportunity utilizing a technology that will be based on the CDMA platform. The regulatory authorities in Peru recently approved our plans for the deployment of this new network. We believe that these plans will enable us to significantly increase the size of our opportunity in Peru by allowing us to offer new and differentiated services to a larger base of potential customers.

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

Digital Handsets in Commercial Service

The table below provides an overview of our total handsets in commercial service in the countries indicated as of June 30, 2008 and December 31, 2007. For purposes of the table, handsets in commercial service represent all handsets with active customer accounts on the networks in each of the listed countries.

	Mexico	Brazil	Argentina	Peru	Chile	Total
	(handsets in thousands)

Digital handsets in commercial service — December 31, 2007	2,140	1,290	812	477	10	4,729
Net subscriber additions	296	236	85	93	6	716

Digital handsets in commercial service — June 30, 2008	2,436	1,526	897	570	16	5,445

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

There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2008 compared to those discussed in our 2007 annual report of Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Ratio of Earnings to Fixed Charges

Three Months
Ended
June 30,
2008	2007

4.78x	4.10x

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

Reclassifications

We have reclassified certain prior year amounts in our unaudited condensed consolidated financial statements to conform to our current year presentation. Specifically, for the six and three months ended June 30, 2007, we corrected the classification of $11.8 million and $6.0 million, respectively, from cost of service to cost of digital handset and accessory sales related to costs incurred in connection with replacement handsets sold to current customers. These revisions did not have a material impact on previously reported balances.

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

Cost of revenues primarily includes the cost of providing wireless service and the cost of digital handset and accessory sales. Cost of providing service consists largely of costs of interconnection with local exchange carrier facilities and direct switch and transmitter and receiver site costs, including property taxes, expenses related to our handset maintenance programs, insurance costs, utility costs, maintenance costs, spectrum license fees and rent for the network switches and transmitter sites used to operate our networks. Interconnection costs have fixed and variable components. The fixed component of interconnection costs consists of monthly flat-rate fees for facilities leased from local exchange carriers, primarily for circuits required to connect our transmitter sites to our network switches and to connect our switches. The variable component of interconnection costs, which fluctuates in relation to the volume and duration of wireless calls, generally consists of per-minute use fees charged by wireline and wireless providers for wireless calls from our digital handsets that terminate on those providers’ networks. Cost of digital handset and accessory sales consists largely of the cost of the handset and accessories, order fulfillment and installation-related expenses, as well as write-downs of digital handset and related accessory inventory for shrinkage or obsolescence.

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

a.	Consolidated

		% of		% of
		Consolidated		Consolidated	Change from
	June 30,	Operating	June 30,	Operating	Previous Year
	2008	Revenues	2007	Revenues	Dollars	Percent
	(dollars in thousands)

Six Months Ended
Operating revenues
Service and other revenues	$1,990,803	95%	$1,451,840	97%	$538,963	37%
Digital handset and accessory revenues	106,368	5%	49,909	3%	56,459	113%

	2,097,171	100%	1,501,749	100%	595,422	40%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(542,992)	(26)%	(387,103)	(26)%	(155,889)	40%
Cost of digital handsets and accessories	(293,398)	(14)%	(207,649)	(14)%	(85,749)	41%

	(836,390)	(40)%	(594,752)	(40)%	(241,638)	41%
Selling and marketing expenses	(276,974)	(13)%	(196,778)	(13)%	(80,196)	41%
General and administrative expenses	(392,983)	(19)%	(292,670)	(19)%	(100,313)	34%
Depreciation and amortization	(199,305)	(9)%	(139,696)	(9)%	(59,609)	43%

Operating income	391,519	19%	277,853	19%	113,666	41%
Interest expense, net	(81,626)	(4)%	(53,982)	(4)%	(27,644)	51%
Interest income	36,528	1%	22,682	2%	13,846	61%
Foreign currency transaction gains, net	40,306	2%	5,799	—	34,507	NM
Other (expense) income, net	(5,175)	—	633	—	(5,808)	NM

Income before income tax provision	381,552	18%	252,985	17%	128,567	51%
Income tax provision	(112,709)	(5)%	(84,741)	(6)%	(27,968)	33%

Net income	$268,843	13%	$168,244	11%	$100,599	60%

		% of		% of
		Consolidated		Consolidated	Change from
	June 30,	Operating	June 30,	Operating	Previous Year
	2008	Revenues	2007	Revenues	Dollars	Percent
	(dollars in thousands)

Three Months Ended
Operating revenues
Service and other revenues	$1,043,039	94%	$759,999	97%	$283,040	37%
Digital handset and accessory revenues	60,915	6%	26,985	3%	33,930	126%

	1,103,954	100%	786,984	100%	316,970	40%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(284,065)	(26)%	(204,019)	(26)%	(80,046)	39%
Cost of digital handsets and accessories	(159,127)	(14)%	(110,755)	(14)%	(48,372)	44%

	(443,192)	(40)%	(314,774)	(40)%	(128,418)	41%
Selling and marketing expenses	(149,750)	(14)%	(108,356)	(14)%	(41,394)	38%
General and administrative expenses	(206,138)	(19)%	(155,950)	(20)%	(50,188)	32%
Depreciation and amortization	(105,153)	(9)%	(72,688)	(9)%	(32,465)	45%

Operating income	199,721	18%	135,216	17%	64,505	48%
Interest expense, net	(40,238)	(4)%	(29,653)	(4)%	(10,585)	36%
Interest income	17,588	2%	12,470	2%	5,118	41%
Foreign currency transaction gains, net	37,401	3%	9,331	1%	28,070	NM
Other expense, net	(646)	—	(1,194)	—	548	(46)%

Income before income tax provision	213,826	19%	126,170	16%	87,656	69%
Income tax provision	(58,552)	(5)%	(42,090)	(5)%	(16,462)	39%

Net income	$155,274	14%	$84,080	11%	$71,194	85%

NM-Not Meaningful

During 2007 and continuing into the first half of 2008, we significantly expanded our subscriber base across all of our markets with the majority of this growth concentrated in Mexico and Brazil. As a result, both our consolidated revenues and consolidated operating expenses increased substantially from the first half of 2007 to the first half of 2008. Both our consolidated operating margin and our other consolidated operating expenses as a percentage of consolidated operating revenues remained relatively stable from the first half of 2007 to the first half of 2008. During the first half of 2008, we experienced a higher consolidated customer turnover rate, which resulted primarily from the more competitive sales environment in Mexico. While we have implemented initiatives that we believe may stabilize our customer turnover rate in the second half of 2008, the competitive conditions we face may continue to adversely affect our ability to retain customers, particularly in Mexico.

Coverage expansion and network improvements resulted in consolidated capital expenditures totaling $435.3 million for the first half of 2008, which represented a $93.9 million increase from the comparable period in 2007. This increase in capital expenditures was the result of the expansion of both the geographic coverage and capacity of our networks, particularly in Brazil and Mexico, consistent with our plan to continue to expand our consolidated customer base in both new and existing areas in those markets. While we expect that the amounts invested by Nextel Brazil and Nextel Mexico to expand the coverage of their networks and to improve their quality and capacity will continue to represent the majority of our total capital expenditure investments in the future, we expect the capital expenditures invested by Nextel Brazil to increase due to our recent decision to expand our network coverage in Brazil. In addition, our deployment of a new CDMA network in Peru will require additional significant capital expenditures in the second half of 2008 and in subsequent years. See “Future Capital Needs and Resources — Capital Expenditures” for more information.

As described in more detail in the discussion of segment results below, our results of operations for the six and three months ended June 30, 2008 were affected by the appreciation of local currencies against the U.S. dollar, particularly in Brazil and Mexico. As a result, the components of our consolidated results of operations for the six and three months ended June 30, 2008 reflect higher increases in U.S. dollar-denominated revenues and expenses than would have occurred if it were not for the impact of the appreciation in the values of the local market currencies relative to the U.S. dollar.

1.	Operating revenues

The $539.0 million, or 37%, and $283.0 million, or 37%, increases in consolidated service and other revenues from the six and three months ended June 30, 2007 to the same periods in 2008 are primarily due to 36% and 35% increases in the average number of total digital handsets in service, primarily in Mexico and Brazil, resulting from continued strong demand for our services and our balanced growth and expansion strategy, as well as a slight increase in average consolidated revenues per handset from the second quarter of 2007 to the second quarter of 2008 due to the appreciation of the Brazilian real and the Mexican peso. Average consolidated revenues per handset remained relatively stable from the six months ended June 30, 2007 to the same period in 2008.

The $56.5 million, or 113%, and $33.9 million, or 126%, increases in consolidated digital handset and accessory revenues from the six and three months ended June 30, 2007 to the same periods in 2008 are primarily due to 83% and 73% increases in handset upgrades for existing subscribers, increases in the average price per handset upgrade due to the launch of new handset models and 31% and 33% increases in handset sales to new subscribers.

2.	Cost of revenues

The $155.9 million, or 40%, and $80.0 million, or 39%, increases in consolidated cost of service from the six and three months ended June 30, 2007 to the same periods in 2008 are principally a result of the following:

•	$76.2 million, or 37%, and $38.2 million, or 35%, increases in consolidated interconnect costs resulting from 24% and 23% increases in consolidated interconnect minutes of use and an increase in the proportion of mobile-to-mobile minutes of use, which generally have higher per minute interconnection costs;

•	$36.4 million, or 30%, and $19.7 million, or 31%, increases in consolidated direct switch and transmitter and receiver site costs resulting from an 18% increase in the total number of sites in service from June 30, 2007 to June 30, 2008 and an increase in costs per site; and

•	$26.0 million, or 59%, and $14.3 million, or 64%, increases in consolidated service and repair costs mainly resulting from increases in the number of subscribers participating under our handset maintenance programs.

The $85.7 million, or 41%, and $48.4 million, or 44%, increases in consolidated cost of digital handset and accessory sales from the six and three months ended June 30, 2007 to the same periods in 2008 are primarily due to 31% and 33% increases in handset sales to new customers in 2008, as well as 83% and 73% increases in handset upgrades for existing subscribers.

3.	Selling and marketing expenses

The $80.2 million, or 41%, and $41.4 million, or 38%, increases in consolidated selling and marketing expenses from the six and three months ended June 30, 2007 to the same periods in 2008 are principally a result of the following:

•	$41.3 million, or 53%, and $22.4 million, or 54%, increases in consolidated indirect commissions resulting from 33% and 35% increases in total gross subscriber additions generated through external sales channels and increases in indirect commissions earned per handset sale;

•	$29.8 million, or 41%, and $17.1 million, or 45%, increases in consolidated payroll expenses and direct commissions resulting from 29% and 31% increases in total gross subscriber additions generated by internal sales personnel and higher payroll and related costs due to increases in selling and marketing personnel necessary to support continued sales growth; and

•	$7.1 million, or 18%, and $0.8 million, or 3%, increases in consolidated advertising expenses, primarily in Brazil, mainly related to the launch of new markets in connection with our expansion plan and increased advertising initiatives related to overall subscriber growth.

4.	General and administrative expenses

The $100.3 million, or 34%, and $50.2 million, or 32%, increases in consolidated general and administrative expenses from the six and three months ended June 30, 2007 to the same periods in 2008 are primarily a result of the following:

•	$34.4 million, or 46%, and $18.6 million, or 47%, increases in consolidated customer care expenses, mainly payroll and related expenses, resulting from additional customer care personnel necessary to support a larger customer base;

•	$17.4 million, or 80%, and $9.2 million, or 78%, increases in consolidated bad debt expense, primarily as a result of the 40% increases in consolidated operating revenues and a decrease in collection rates in Mexico. As a result, bad debt expense as a percentage of revenue increased from 1.5% for the six months ended June 30, 2007 to 1.9% for the same period in 2008 and from 1.5% for the three months ended June 30, 2007 to 1.9% for the same period in 2008;

•	$17.0 million, or 15%, and $7.9 million, or 13%, increases in general corporate costs largely due to higher personnel costs related to increases in headcount and higher facilities-related expenses due to continued subscriber growth and expansion into new areas;

•	$15.6 million, or 76%, and $8.3 million, or 74%, increases in revenue-based taxes in Brazil that we report on a gross basis as both service and other revenues and general and administrative expenses; and

•	$9.8 million, or 51%, and $3.3 million, or 29%, increases in stock option compensation expense, primarily resulting from stock options granted in April 2007 and April 2008.

5.	Depreciation and amortization

The $59.6 million, or 43%, and $32.5 million, or 45%, increases in consolidated depreciation and amortization from the six and three months ended June 30, 2007 to the same periods in 2008 are primarily due to a 42% increase in our consolidated property, plant and equipment in service from June 30, 2007 to June 30, 2008 resulting from the continued expansion of our networks, mainly in Brazil and Mexico.

6.	Interest expense, net

The $27.6 million, or 51%, and $10.6 million, or 36%, increases in consolidated interest expense from the six and three months ended June 30, 2007 to the same periods in 2008 are primarily due to the following:

•	$15.6 million and $6.3 million increases in interest expense due to the issuance of our 3.125% convertible notes during the second quarter of 2007, partially offset by $4.3 million and $2.2 million decreases in interest expense due to the conversion of our 2.875% convertible notes in the third quarter of 2007;

•	$11.2 million and $6.2 million increases, respectively, in interest incurred on our towers financing transactions and capital lease obligations in Mexico and Brazil primarily due to increases in both the number of towers financed and capital leases; and

•	$7.8 million and $3.5 million of interest incurred on borrowings under Nextel Brazil’s syndicated loan facility that were funded between October 2007 and March 2008, partially offset by $2.7 million and $1.7 million decreases in interest expense due to a principal payment made by Nextel Mexico on its syndicated loan facility in April 2008.

7.	Foreign currency transaction gains, net

Consolidated foreign currency transaction gains of $40.3 million and $37.4 million for the six and three months ended June 30, 2008 and $5.8 million and $9.3 million for the six and three months ended June 30, 2007 are primarily the result of the strengthening of the Mexican peso and the Brazilian real relative to the U.S. dollar on Nextel Mexico’s and Nextel Brazil’s U.S. dollar-denominated liabilities, primarily Nextel Brazil’s syndicated loan facility for the 2008 periods.

8.	Other (expense) income, net

The $5.2 million in other expense, net, during the six months ended June 30, 2008 mainly represents a loss we recognized related to a decline in the value of our investment in a short-term investment fund in the United States resulting from changing credit market conditions. We believe that if these credit market conditions continue to deteriorate we could experience further losses on this short-term investment.

9.	Income tax provision

The $28.0 million, or 33%, and $16.5 million, or 39%, increases in the consolidated income tax provision from the six and three months ended June 30, 2007 to the same periods in 2008 are primarily due to $128.6 million, or 51%, and $87.7 million, or 69%, increases in income before taxes.

Segment Results

We evaluate performance of our segments and provide resources to them based on operating income before depreciation and amortization and impairment, restructuring and other charges, which we refer to as segment earnings. Because we do not view share-based compensation as an important element of operational performance, we recognize share-based payment expense at the corporate level and exclude it when evaluating the business performance of our segments. The tables below provide a summary of the components of our consolidated segments for the six and three months ended June 30, 2008 and 2007. The results of Nextel Chile are included in “Corporate and other.”

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Six Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
June 30, 2008	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
	(dollars in thousands)

Nextel Mexico	$1,063,332	51%	$(376,630)	45%	$(295,222)	44%	$391,480
Nextel Brazil	651,471	31%	(277,310)	33%	(198,913)	30%	175,248
Nextel Argentina	264,516	13%	(120,716)	14%	(61,983)	9%	81,817
Nextel Peru	114,494	5%	(58,495)	7%	(33,369)	5%	22,630
Corporate and other	4,004	—	(3,885)	1%	(80,470)	12%	(80,351)
Intercompany eliminations	(646)	—	646	—	—	—	—

Total consolidated	$2,097,171	100%	$(836,390)	100%	$(669,957)	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Three Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
June 30, 2008	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
	(dollars in thousands)

Nextel Mexico	$554,960	50%	$(199,808)	45%	$(155,424)	44%	$199,728
Nextel Brazil	349,986	32%	(148,779)	34%	(107,349)	30%	93,858
Nextel Argentina	138,484	13%	(62,448)	14%	(33,597)	9%	42,439
Nextel Peru	58,636	5%	(30,253)	7%	(17,814)	5%	10,569
Corporate and other	2,208	—	(2,224)	—	(41,704)	12%	(41,720)
Intercompany eliminations	(320)	—	320	—	—	—	—

Total consolidated	$1,103,954	100%	$(443,192)	100%	$(355,888)	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Six Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
June 30, 2007	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
	(dollars in thousands)

Nextel Mexico	$832,965	55%	$(293,689)	49%	$(228,336)	47%	$310,940
Nextel Brazil	374,827	25%	(158,250)	27%	(122,489)	25%	94,088
Nextel Argentina	203,755	14%	(95,274)	16%	(44,654)	9%	63,827
Nextel Peru	89,371	6%	(46,466)	8%	(25,032)	5%	17,873
Corporate and other	1,382	—	(1,624)	—	(68,937)	14%	(69,179)
Intercompany eliminations	(551)	—	551	—	—	—	—

Total consolidated	$1,501,749	100%	$(594,752)	100%	$(489,448)	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Three Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
June 30, 2007	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
	(dollars in thousands)

Nextel Mexico	$432,785	55%	$(154,167)	49%	$(121,432)	46%	$157,186
Nextel Brazil	202,321	26%	(86,176)	27%	(67,963)	26%	48,182
Nextel Argentina	105,710	13%	(49,868)	16%	(23,776)	9%	32,066
Nextel Peru	45,618	6%	(23,908)	8%	(12,917)	5%	8,793
Corporate and other	817	—	(922)	—	(38,218)	14%	(38,323)
Intercompany eliminations	(267)	—	267	—	—	—	—

Total consolidated	$786,984	100%	$(314,774)	100%	$(264,306)	100%

In accordance with accounting principles generally accepted in the United States, we translated the results of operations of our operating segments using the average exchange rates for the six and three months ended June 30, 2008 and 2007. The following table presents the average exchange rates we used to translate the results of operations of our operating segments, as well as changes from the average exchange rates utilized in the prior period. Because the U.S. dollar is the functional currency in Peru, Nextel Peru’s results of operations are not significantly impacted by changes in the U.S. dollar to Peruvian sol exchange rate.

	Six Months Ended June 30,
	2008	2007	Percent Change

Mexican peso	10.63	10.95	3%
Brazilian real	1.70	2.04	21%
Argentine peso	3.14	3.09	(2)%

	Three Months Ended June 30,
	2008	2007	Percent Change

Mexican peso	10.44	10.89	4%
Brazilian real	1.66	1.98	20%
Argentine peso	3.12	3.08	(1)%

A discussion of the results of operations for each of our reportable segments is provided below.

b.	Nextel Mexico

		% of		% of
		Nextel		Nextel
		Mexico’s		Mexico’s	Change from
	June 30,	Operating	June 30,	Operating	Previous Year
	2008	Revenues	2007	Revenues	Dollars	Percent
	(dollars in thousands)

Six Months Ended
Operating revenues
Service and other revenues	$1,024,101	96%	$822,317	99%	$201,784	25%
Digital handset and accessory revenues	39,231	4%	10,648	1%	28,583	268%

	1,063,332	100%	832,965	100%	230,367	28%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(199,032)	(19)%	(160,115)	(20)%	(38,917)	24%
Cost of digital handsets and accessories	(177,598)	(16)%	(133,574)	(16)%	(44,024)	33%

	(376,630)	(35)%	(293,689)	(36)%	(82,941)	28%
Selling and marketing expenses	(156,456)	(15)%	(117,960)	(14)%	(38,496)	33%
General and administrative expenses	(138,766)	(13)%	(110,376)	(13)%	(28,390)	26%

Segment earnings	391,480	37%	310,940	37%	80,540	26%
Management fee	(16,752)	(2)%	(19,800)	(2)%	3,048	(15)%
Depreciation and amortization	(96,156)	(9)%	(68,214)	(8)%	(27,942)	41%

Operating income	278,572	26%	222,926	27%	55,646	25%
Interest expense, net	(31,732)	(3)%	(29,312)	(4)%	(2,420)	8%
Interest income	21,852	2%	12,909	2%	8,943	69%
Foreign currency transaction gains, net	16,515	2%	1,208	—	15,307	NM
Other (expense) income, net	(159)	—	2,260	—	(2,419)	(107)%

Income before income tax	$285,048	27%	$209,991	25%	$75,057	36%

Three Months Ended
Operating revenues
Service and other revenues	$530,786	96%	$427,197	99%	$103,589	24%
Digital handset and accessory revenues	24,174	4%	5,588	1%	18,586	NM

	554,960	100%	432,785	100%	122,175	28%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(101,695)	(18)%	(83,244)	(19)%	(18,451)	22%
Cost of digital handsets and accessories	(98,113)	(18)%	(70,923)	(17)%	(27,190)	38%

	(199,808)	(36)%	(154,167)	(36)%	(45,641)	30%
Selling and marketing expenses	(83,391)	(15)%	(63,715)	(15)%	(19,676)	31%
General and administrative expenses	(72,033)	(13)%	(57,717)	(13)%	(14,316)	25%

Segment earnings	199,728	36%	157,186	36%	42,542	27%
Management fee	(8,354)	(2)%	(9,900)	(2)%	1,546	(16)%
Depreciation and amortization	(50,057)	(9)%	(35,043)	(8)%	(15,014)	43%

Operating income	141,317	25%	112,243	26%	29,074	26%
Interest expense, net	(15,670)	(3)%	(15,100)	(3)%	(570)	4%
Interest income	11,283	2%	5,726	1%	5,557	97%
Foreign currency transaction gains, net	12,355	3%	5,858	1%	6,497	111%
Other expense, net	(80)	—	(78)	—	(2)	3%

Income before income tax	$149,205	27%	$108,649	25%	$40,556	37%

NM-Not Meaningful

Nextel Mexico continues to be our largest and most profitable market segment, comprising 51% of our consolidated operating revenues and generating a 37% segment earnings margin for the six months ended June 30, 2008, consistent with the margin reported for the six months ended June 30, 2007. During the first half of 2008, Nextel Mexico experienced strong subscriber growth and a corresponding increase in operating expenses, which resulted from increased costs incurred in connection with its expansion efforts, including network, personnel and other expenses related to the high level of subscriber growth.

Over the past year, some of Nextel Mexico’s competitors have significantly lowered prices for postpaid wireless services, offered free or significantly discounted handsets, specifically targeted some of Nextel Mexico’s largest corporate customers, offered various incentives to Nextel Mexico’s customers to switch service providers, including reimbursement of cancellation fees, and offered bundled telecommunications services that include local, long distance and data services. Nextel Mexico is addressing these competitive actions by, among other things, launching attractive commercial campaigns offering handsets to new and existing customers and offering more competitive rate plans, which result in lower average revenues per subscriber. In addition, during the third quarter of 2007 and continuing into 2008, Nextel Mexico took a number of steps to improve its competitiveness including the implementation of an increase in its commission rates and other modifications to its compensation arrangements with its external sales channels in an effort to promote additional sales through these channels. These changes to the compensation arrangements have led to an increase in indirect commission expense during the first half of 2008 compared to the first half of 2007 and are expected to continue for the remainder of 2008. The more competitive environment in Mexico also resulted in lower average revenue per subscriber in local currency and a higher customer turnover rate during the six months ended June 30, 2008 compared to the same period in 2007. As Nextel Mexico continues to expand its customer base in both new and existing markets and continues to address a more competitive sales environment, Nextel Mexico’s average revenue per subscriber could continue to decline on a local currency basis during the remainder of 2008. We have launched several initiatives focused on stabilizing our customer turnover in Mexico, which may reduce this rate in the second half of 2008; however, we expect the turnover rate will continue to be higher relative to the same periods in 2007.

Coverage expansion and network improvements in Mexico resulted in capital expenditures totaling $126.7 million for the six months ended June 30, 2008, which represents 29% of our consolidated capital expenditures for the first half of 2008. While we expect that Nextel Mexico will continue to represent a significant portion of our total capital expenditures in the future, as we continue to increase the coverage and capacity of our networks in our existing markets, we expect its percentage of total capital expenditures to decrease now that its expansion plans launched in 2005 are substantially complete and as we pursue more aggressive expansion plans in our other markets. We expect subscriber growth in Mexico to continue as we build a customer base in new markets that were launched during 2007.

The average exchange rate of the Mexican peso for the six and three months ended June 30, 2008 appreciated against the U.S. dollar by 3% and 4%, respectively, from the same periods in 2007. As a result, the components of Nextel Mexico’s results of operations for the six and three months ended June 30, 2008 after translation into U.S. dollars reflect slightly higher increases in U.S. dollar-denominated revenues and expenses than would have occurred if it were not for the impact of the appreciation in the average values of the peso relative to the U.S. dollar.

1.	Operating revenues

The $201.8 million, or 25%, and $103.6 million, or 24%, increases in service and other revenues from the six and three months ended June 30, 2007 to the same periods in 2008 are primarily due to the following:

•	35% and 33% increases in the average number of digital handsets in service resulting from growth in Nextel Mexico’s existing markets, as well as the expansion of service coverage into new markets launched in the second half of 2007 and in 2008; and

•	$13.9 million, or 40%, and $6.4 million, or 34%, increases in revenues generated from Nextel Mexico’s handset maintenance program as a result of increases in the number of subscribers participating in this program.

These increases were partially offset by declines in average service revenue per subscriber due to the launch of more competitive rate plans described above.

The $28.6 million and $18.6 million increases in digital handset and accessory revenues from the six and three months ended June 30, 2007 to the same periods in 2008 are primarily due to 55% and 56% increases in handset upgrades for existing subscribers over both periods, 27% and 33% increases in handset sales to new subscribers and increases in the average price paid by subscribers for handset upgrades and handset sales.

2.	Cost of revenues

The $38.9 million, or 24%, and $18.5 million, or 22%, increases in cost of service from the six and three months ended June 30, 2007 to the same periods in 2008 are principally a result of the following:

•	$12.1 million, or 14%, and $5.1 million, or 12%, increases in interconnect costs, largely as a result of 14% and 11% increases in interconnect system minutes of use;

•	$10.6 million, or 19%, and $5.5 million, or 19%, increases in direct switch and transmitter and receiver site costs resulting from a 10% increase in the number of sites in service from June 30, 2007 to June 30, 2008; and

•	$6.8 million, or 55%, and $3.4 million, or 54%, increases in service and repair costs largely due to the increases in the number of subscribers participating in Nextel Mexico’s handset maintenance program.

The $44.0 million, or 33%, and $27.2 million, or 38%, increases in cost of digital handset and accessory sales from the six and three months ended June 30, 2007 to the same periods in 2008 are primarily due to 55% and 56% increases in handset upgrades for existing subscribers over both periods, as well as 27% and 33% increases in handset sales to new subscribers, partially offset by a reduction in handset unit costs.

3.	Selling and marketing expenses

The $38.5 million, or 33%, and $19.7 million, or 31%, increases in selling and marketing expenses from the six and three months ended March 31, 2007 to the same periods in 2008 are primarily a result of the following:

•	$29.3 million, or 55%, and $15.7 million, or 56%, increases in indirect commissions, primarily due to 28% and 32% increases in gross subscriber additions generated by Nextel Mexico’s external sales channels, as well as an increase in indirect commission per gross subscriber addition resulting from an increase in commission rates that Nextel Mexico implemented during the third quarter of 2007; and

•	$10.1 million, or 29%, and $5.5 million, or 30%, increases in direct commissions and payroll expenses, principally due to 27% and 33% increases in gross subscriber additions generated by Nextel Mexico’s internal sales personnel.

4.	General and administrative expenses

The $28.4 million, or 26%, and $14.3 million, or 25%, increases in general and administrative expenses from the six and three months ended June 30, 2007 to the same periods in 2008 are largely a result of the following:

•	$12.7 million, or 97%, and $6.4 million, or 89%, increases in bad debt expense, which increased as percentages of revenue from 1.6% and 1.7% for the six and three months ended June 30, 2007 to 2.4% and 2.5% for the six and three months ended June 30, 2008, primarily due to a decrease in account collections mainly related to new subscriber additions that have higher credit risk;

•	$11.8 million, or 30%, and $6.3 million, or 31%, increases in customer care expenses, primarily due to increases in payroll and employee related expenses caused by an increase in customer care personnel necessary to support a growing customer base; and

•	$2.5 million, or 26%, and $1.4 million, or 27%, increases in information technology expenses resulting from an increase in payroll and related expenses caused by more executive information technology personnel, as well as an increase in systems maintenance expenses.

5.	Depreciation and amortization

The $27.9 million, or 41%, and $15.0 million, or 43%, increases in depreciation and amortization from the six and three months ended June 30, 2007 to the same periods in 2008 are primarily due to higher depreciation related to a 24% increase in Nextel Mexico’s property, plant and equipment in service resulting from the continued build-out of Nextel Mexico’s network in connection with its growth objectives, as well as $12.3 million and $6.4 million increases in amortization related to the 3.4 GHz licenses that Nextel Mexico began using in September 2007.

6.	Interest income

The $8.9 million, or 69%, and $5.6 million, or 97%, increases in interest income from the six and three months ended June 30, 2007 to the same periods in 2008 are primarily a result of higher average cash balances.

7.	Foreign currency transaction gains, net

The $15.3 million and $6.5 million increases in net foreign currency transaction gains from the six and three months ended June 30, 2007 to the same periods in 2008 are primarily due to the impact of an increase in the values of the Mexican peso on Nextel Mexico’s U.S. dollar-denominated net liabilities.

c.	Nextel Brazil

		% of		% of
		Nextel		Nextel
		Brazil’s		Brazil’s	Change from
	June 30,	Operating	June 30,	Operating	Previous Year
	2008	Revenues	2007	Revenues	Dollars	Percent
			(dollars in thousands)

Six Months Ended
Operating revenues
Service and other revenues	$616,584	95%	$357,101	95%	$259,483	73%
Digital handset and accessory revenues	34,887	5%	17,726	5%	17,161	97%

	651,471	100%	374,827	100%	276,644	74%
Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(218,581)	(34)%	(123,296)	(33)%	(95,285)	77%
Cost of digital handsets and accessories	(58,729)	(9)%	(34,954)	(9)%	(23,775)	68%

	(277,310)	(43)%	(158,250)	(42)%	(119,060)	75%
Selling and marketing expenses	(78,930)	(12)%	(49,620)	(13)%	(29,310)	59%
General and administrative expenses	(119,983)	(18)%	(72,869)	(20)%	(47,114)	65%

Segment earnings	175,248	27%	94,088	25%	81,160	86%
Depreciation and amortization	(68,993)	(11)%	(42,657)	(11)%	(26,336)	62%

Operating income	106,255	16%	51,431	14%	54,824	107%
Interest expense, net	(26,075)	(4)%	(14,342)	(4)%	(11,733)	82%
Interest income	3,260	—	314	—	2,946	NM
Foreign currency transaction gains, net	25,467	4%	4,239	1%	21,228	NM
Other expense, net	(1,552)	—	(1,554)	—	2	—

Income before income tax	$107,355	16%	$40,088	11%	$67,267	168%

Three Months Ended
Operating revenues
Service and other revenues	$330,268	94%	$192,729	95%	$137,539	71%
Digital handset and accessory revenues	19,718	6%	9,592	5%	10,126	106%

	349,986	100%	202,321	100%	147,665	73%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(117,694)	(34)%	(67,299)	(34)%	(50,395)	75%
Cost of digital handsets and accessories	(31,085)	(9)%	(18,877)	(9)%	(12,208)	65%

	(148,779)	(43)%	(86,176)	(43)%	(62,603)	73%
Selling and marketing expenses	(43,598)	(12)%	(29,023)	(14)%	(14,575)	50%
General and administrative expenses	(63,751)	(18)%	(38,940)	(19)%	(24,811)	64%

Segment earnings	93,858	27%	48,182	24%	45,676	95%
Depreciation and amortization	(37,044)	(11)%	(22,888)	(11)%	(14,156)	62%

Operating income	56,814	16%	25,294	13%	31,520	125%
Interest expense, net	(12,810)	(4)%	(7,821)	(4)%	(4,989)	64%
Interest income	2,263	1%	167	—	2,096	NM
Foreign currency transaction gains, net	27,214	8%	3,664	2%	23,550	NM
Other expense, net	(355)	—	(789)	(1)%	434	(55)%

Income before income tax	$73,126	21%	$20,515	10%	$52,611	256%

NM-Not Meaningful

Over the last three years, Nextel Brazil’s subscriber base and segment earnings have increased as a result of a continued focus on customer service, the expansion of its network and significant improvements in its operating cost structure. In addition to these factors, as a result of the improvement in the Brazilian economy over the same period and increasing demand for its services, Nextel Brazil has continued to experience growth in its existing markets and made significant investments in new markets. Coverage expansion and network improvements resulted in capital expenditures totaling $219.3 million for the first half of 2008, which represented 50% of our consolidated capital expenditure investments during that period. We believe that Nextel Brazil’s network expansion and quality improvements are contributing factors to its low customer turnover rate and subscriber growth. Consistent with the expansion plans we announced in 2007 and 2008, Nextel Brazil expects to continue to expand the geographic coverage and capacity of its network to meet the needs of its growing subscriber base. In addition, we recently announced our plans to make additional investments in Brazil in order to add more capacity to Nextel Brazil’s network, support its growth and expand its geographic coverage, including expansion into the northeast region of the country.

The average exchange rates of the Brazilian real for the six and three months ended June 30, 2008 appreciated against the U.S. dollar by 21% and 20% from the same periods in 2007. As a result, the components of Nextel Brazil’s results of operations for the six and three months ended June 30, 2008, after translation into U.S. dollars, reflect more significant increases in U.S. dollar-denominated revenues and expenses than would have occurred if the Brazilian real had not appreciated relative to the U.S. dollar.

1.	Operating revenues

The $259.5 million, or 73%, and $137.5 million, or 71%, increases in service and other revenues from the six and three months ended June 30, 2007 to the same periods in 2008 are primarily a result of the following:

•	42% increases in the average number of digital handsets in service over both periods resulting from growth in Nextel Brazil’s existing markets and the expansion of service coverage into new markets in connection with its balanced growth and expansion objectives;

•	21% and 20% appreciation of the Brazilian real against the U.S. dollar;

•	$18.1 million, or 72%, and $9.6 million, or 71%, increases in revenues generated from Nextel Brazil’s handset maintenance program as a result of 47% and 42% increases in the number of subscribers participating in this program; and

•	slight increases in local currency-based average revenue per subscriber.

The $17.2 million, or 97%, and $10.1 million, or 106%, increases in digital handset and accessory revenues from the six and three months ended June 30, 2007 to the same periods in 2008 are primarily due to 160% and 102% increases in handset upgrades for existing subscribers, as well as 32% increases in handset sales to new subscribers over both periods, partially offset by a decrease in the average price paid by subscribers for handset upgrades.

2.	Cost of revenues

The $95.3 million, or 77%, and $50.4 million, or 75%, increases in cost of service from the six and three months ended June 30, 2007 to the same periods in 2008 are primarily due to the following:

•	$56.8 million, or 88%, and $29.4 million, or 82%, increases in interconnect costs resulting from 51% increases in interconnect minutes of use over both periods, as well as increases in the proportion of mobile-to-mobile minutes of use, which generally have higher per minute costs;

•	$20.1 million, or 48%, and $10.4 million, or 48%, increases in direct switch and transmitter and receiver site costs resulting from a 28% increase in the number of sites in service from June 30, 2007 to June 30, 2008; and

•	$13.8 million, or 127%, and $8.5 million, or 152%, increases in service and repair costs largely due to 47% and 42% increases in the number of subscribers participating in Nextel Brazil’s handset maintenance program, a change in the mix of handsets repaired and increased costs of repairs.

The increases in cost of service also resulted from the 21% and 20% appreciation of the Brazilian real against the U.S. dollar.

The $23.8 million, or 68%, and $12.2 million, or 65%, increases in cost of digital handset and accessory sales from the six and three months ended June 30, 2007 to the same periods in 2008 are primarily due to 32% increases in handset sales to new subscribers for both periods, as well as 160% and 102% increases in handset upgrades for existing subscribers.

3.	Selling and marketing expenses

The $29.3 million, or 59%, and $14.6 million, or 50%, increases in selling and marketing expenses from the six and three months ended June 30, 2007 to the same periods in 2008 are principally due to the following:

•	$13.5 million, or 58%, and $7.8 million, or 60%, increases in payroll and direct commissions largely as a result of 38% increases in gross subscriber additions over both periods generated by Nextel Brazil’s internal sales force and higher payroll and related costs related to increases in selling and marketing personnel necessary to support continued sales growth;

•	$8.7 million, or 78%, and $3.0 million, or 39%, increases in advertising expenses resulting from the launch of new markets in connection with Nextel Brazil’s expansion plan, its sponsorship of the Copa Nextel Stock Car races, a professional racecar event, and its continued print and media campaigns for various products and services, consistent with Nextel Brazil’s growth objectives; and

•	$5.9 million, or 44%, and $3.1 million, or 41%, increases in indirect commissions resulting from 26% and 25% increases in gross subscriber additions generated through Nextel Brazil’s external sales channels.

All of these increases were also affected by the 21% and 20% appreciation of the Brazilian real against the U.S. dollar.

4.	General and administrative expenses

The $47.1 million, or 65%, and $24.8 million, or 64%, increases in general and administrative expenses from the six and three months ended June 30, 2007 to the same periods in 2008 are primarily a result of the following:

•	$16.3 million, or 77%, and $8.9 million, or 78%, increases in customer care expenses resulting from increases in customer care personnel necessary to support a larger customer base, as well as increases in the number of retail stores;

•	$15.6 million, or 76%, and $8.3 million, or 74%, increases in revenue-based taxes that we report on a gross basis as both service and other revenues and general and administrative expenses, primarily due to the 73% and 71% increases in Nextel Brazil’s service and other revenues;

•	$7.0 million, or 38%, and $3.3 million, or 35%, increases in general corporate costs primarily resulting from increases in general and administrative personnel necessary to support Nextel Brazil’s expansion, as well as increases in facilities costs due to expansion into new markets;

•	$4.5 million, or 76%, and $2.5 million, or 80%, increases in bad debt expense as a result of the 74% and 73% increases in Nextel Brazil’s operating revenues. Bad debt expense as a percentage of consolidated operating revenues remained stable at 1.6% for all periods in 2008 and 2007; and

•	$3.8 million, or 57%, and $2.1 million, or 61%, increases in information technology expenses related to the expansion of Nextel Brazil’s network and the implementation of new systems.

All of these increases were also affected by the 21% and 20% appreciation of the Brazilian real against the U.S. dollar.

5.	Depreciation and amortization

The $26.3 million, or 62%, and $14.2 million, or 62%, increases in depreciation and amortization from the six and three months ended June 30, 2007 to the same periods in 2008 are primarily due to a 72% increase in Nextel

Brazil’s property, plant and equipment in service resulting from the continued build-out of Nextel Brazil’s network, as well as the appreciation of the Brazilian real relative to the U.S. dollar.

6.	Interest expense, net

The $11.7 million, or 82%, and $5.0 million, or 64%, increases in interest expense from the six and three months ended June 30, 2007 to the same periods in 2008 are primarily the result of $7.8 million and $3.5 million of interest incurred on borrowings under Nextel Brazil’s syndicated loan facility that were funded between October 2007 and March 2008, increased interest incurred on Nextel Brazil’s tower financing and capital lease obligations due to increases in both the number of towers financed and capital leases and the appreciation of the Brazilian real relative to the U.S. dollar.

7.	Foreign currency transaction gains, net

The $21.2 million and $23.6 million increases in net foreign currency transaction gains from the six and three months ended June 30, 2007 to the same periods in 2008 are primarily due to the impact of an increase in the value of the Brazilian real on Nextel Brazil’s U.S. dollar-denominated syndicated loan facility.

d.	Nextel Argentina

		% of		% of
		Nextel		Nextel
		Argentina’s		Argentina’s	Change from
	June 30,	Operating	June 30,	Operating	Previous Year
	2008	Revenues	2007	Revenues	Dollars	Percent
	(dollars in thousands)

Six Months Ended
Operating revenues
Service and other revenues	$241,121	91%	$188,101	92%	$53,020	28%
Digital handset and accessory revenues	23,395	9%	15,654	8%	7,741	49%

	264,516	100%	203,755	100%	60,761	30%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(85,287)	(32)%	(70,544)	(35)%	(14,743)	21%
Cost of digital handsets and accessories	(35,429)	(13)%	(24,730)	(12)%	(10,699)	43%

	(120,716)	(45)%	(95,274)	(47)%	(25,442)	27%
Selling and marketing expenses	(21,152)	(8)%	(15,131)	(7)%	(6,021)	40%
General and administrative expenses	(40,831)	(16)%	(29,523)	(15)%	(11,308)	38%

Segment earnings	81,817	31%	63,827	31%	17,990	28%
Depreciation and amortization	(18,355)	(7)%	(14,868)	(7)%	(3,487)	23%

Operating income	63,462	24%	48,959	24%	14,503	30%
Interest expense, net	(1,387)	(1)%	(1,124)	(1)%	(263)	23%
Interest income	1,867	1%	2,037	1%	(170)	(8)%
Foreign currency transaction (losses) gains, net	(2,673)	(1)%	306	—	(2,979)	NM
Other income, net	44	—	1,577	1%	(1,533)	(97)%

Income before income tax	$61,313	23%	$51,755	25%	$9,558	18%

		% of		% of
		Nextel		Nextel
		Argentina’s		Argentina’s	Change from
	June 30,	Operating	June 30,	Operating	Previous Year
	2008	Revenues	2007	Revenues	Dollars	Percent
	(dollars in thousands)

Three Months Ended
Operating revenues
Service and other revenues	$126,154	91%	$96,968	92%	$29,186	30%
Digital handset and accessory revenues	12,330	9%	8,742	8%	3,588	41%

	138,484	100%	105,710	100%	32,774	31%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(43,931)	(32)%	(36,428)	(34)%	(7,503)	21%
Cost of digital handsets and accessories	(18,517)	(13)%	(13,440)	(13)%	(5,077)	38%

	(62,448)	(45)%	(49,868)	(47)%	(12,580)	25%
Selling and marketing expenses	(11,489)	(8)%	(8,042)	(8)%	(3,447)	43%
General and administrative expenses	(22,108)	(16)%	(15,734)	(15)%	(6,374)	41%

Segment earnings	42,439	31%	32,066	30%	10,373	32%
Depreciation and amortization	(9,687)	(7)%	(7,626)	(7)%	(2,061)	27%

Operating income	32,752	24%	24,440	23%	8,312	34%
Interest expense, net	(729)	(1)%	(630)	—	(99)	16%
Interest income	600	—	1,138	1%	(538)	(47)%
Foreign currency transaction losses, net	(3,103)	(2)%	(170)	—	(2,933)	NM
Other income, net	16	—	1,330	1%	(1,314)	(99)%

Income before income tax	$29,536	21%	$26,108	25%	$3,428	13%

NM-Not Meaningful

The average exchange rates of the Argentine peso for the six and three months ended June 30, 2008 depreciated against the U.S. dollar by 2% and 1% from the same periods in 2007. As a result, the components of Nextel Argentina’s results of operations for the six and three months ended June 30, 2008 after translation into U.S. dollars reflect slightly lower increases in U.S. dollar-denominated revenues and expenses than would have occurred if the Argentine peso had not depreciated relative to the U.S. dollar.

1.	Operating revenues

The $53.0 million, or 28%, and $29.2 million, or 30%, increases in service and other revenues from the six and three months ended June 30, 2007 to the same periods in 2008 are primarily a result of the following:

•	24% increases in the average number of digital handsets in service, resulting mostly from growth in Nextel Argentina’s existing markets;

•	increases in average revenue per subscriber; and

•	$7.7 million, or 39%, and $4.0 million, or 39%, increases in revenues generated from Nextel Argentina’s handset maintenance program as a result of 27% and 25% increases in the number of subscribers participating in the program.

The $7.7 million, or 49%, and $3.6 million, or 41%, increases in digital handset and accessory revenues from the six and three months ended June 30, 2007 to the same periods in 2008 are primarily due to 111% and 117% increases in handset upgrades for existing subscribers as well as 23% and 24% increases in handset sales to new subscribers.

2.	Cost of revenues

The $14.7 million, or 21%, and $7.5 million, or 21%, increases in cost of service from the six and three months ended June 30, 2007 to the same periods in 2008 are principally a result of the following:

•	$6.9 million, or 19%, and $3.6 million, or 19%, increases in interconnect costs largely as a result 14% increases in interconnect system minutes of use, as well as an increase in the proportion of mobile-to-mobile minutes of use, which generally have higher per minute costs;

•	$3.3 million, or 19%, and $1.2 million, or 13%, increases in service and repair costs, largely due to 27% and 25% increases in the number of subscribers participating in Nextel Argentina’s handset maintenance program; and

•	$2.8 million, or 18%, and $2.1 million, or 27%, increases in direct switch and transmitter and receiver site costs due to a 24% increase in the number of sites in service from June 30, 2007 to June 30, 2008.

The $10.7 million, or 43%, and $5.1 million, or 38%, increases in cost of digital handset and accessory sales from the six and three months ended June 30, 2007 to the same periods in 2008 are primarily due to 23% and 24% increases in handset sales to new subscribers as well as 111% and 117% increases in handset upgrades for existing subscribers, partially offset by lower costs per handset upgrade.

3.	Selling and marketing expenses

The $6.0 million, or 40%, and $3.4 million, or 43%, increases in selling and marketing expenses from the six and three months ended June 30, 2007 to the same periods in 2008 are primarily due to the following:

•	$3.2 million, or 46%, and $1.8 million, or 47%, increases in indirect commissions, principally resulting from 29% increases in gross subscriber additions generated by Nextel Argentina’s external sales channels, as well as increases in indirect commissions earned per subscriber addition; and

•	$3.0 million, or 58%, and $1.9 million, or 77%, increases in payroll and direct commissions, mostly due to 15% and 16% increases in gross subscriber additions generated by Nextel Argentina’s internal sales personnel, as well as higher payroll and related costs related to increases in selling and marketing personnel necessary to support continued sales growth and significant increases in salaries consistent with the ongoing inflation pressures that we are experiencing in Argentina.

4.	General and administrative expenses

The $11.3 million, or 38%, and $6.4 million, or 41%, increases in general and administrative expenses from the six and three months ended June 30, 2007 to the same periods in 2008 are primarily a result of the following:

•	$5.5 million, or 33%, and $3.2 million, or 37%, increases in general corporate costs resulting from certain revenue-based taxes and increases in costs related to billing and collections services, as well as increases in payroll and related expenses caused by increases in general and administrative personnel and significant increases in salaries consistent with the ongoing inflation pressures that we are experiencing in Argentina;

•	$3.6 million, or 49%, and $2.0 million, or 50%, increases in customer care expenses resulting from increases in customer care personnel necessary to support a larger customer base and significant increases in salaries consistent with the ongoing inflation pressures that we are experiencing in Argentina; and

•	$1.6 million, or 41%, and $0.9 million, or 42%, increases in information technology expenses caused by increases in information technology personnel and higher software maintenance costs.

5.	Depreciation and amortization

The $3.5 million, or 23%, and $2.1 million, or 27%, increases in depreciation and amortization from the six and three months ended June 30, 2007 to the same periods in 2008 are primarily due to a 38% increase in Nextel Argentina’s property, plant and equipment in service.

6.	Foreign currency transaction (losses) gains, net

Foreign currency transaction losses of $2.7 million and $3.1 million for the six and three months ended June 30, 2008 are mostly due to the relative weakening of the peso compared to the U.S. dollar on Nextel Argentina’s U.S. dollar-denominated cash and cash equivalents.

e.	Nextel Peru

		% of		% of
		Nextel		Nextel
		Peru’s		Peru’s	Change from
	June 30,	Operating	June 30,	Operating	Previous Year
	2008	Revenues	2007	Revenues	Dollars	Percent
	(dollars in thousands)

Six Months Ended
Operating revenues
Service and other revenues	$105,639	92%	$83,490	93%	$22,149	27%
Digital handset and accessory revenues	8,855	8%	5,881	7%	2,974	51%

	114,494	100%	89,371	100%	25,123	28%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(37,879)	(33)%	(32,635)	(37)%	(5,244)	16%
Cost of digital handsets and accessories	(20,616)	(18)%	(13,831)	(15)%	(6,785)	49%

	(58,495)	(51)%	(46,466)	(52)%	(12,029)	26%
Selling and marketing expenses	(13,829)	(12)%	(9,323)	(10)%	(4,506)	48%
General and administrative expenses	(19,540)	(17)%	(15,709)	(18)%	(3,831)	24%

Segment earnings	22,630	20%	17,873	20%	4,757	27%
Depreciation and amortization	(9,889)	(9)%	(10,884)	(12)%	995	(9)%

Operating income	12,741	11%	6,989	8%	5,752	82%
Interest expense, net	(36)	—	(67)	—	31	(46)%
Interest income	618	—	341	—	277	81%
Foreign currency transaction (losses) gains, net	(162)	—	54	—	(216)	NM
Other income, net	—	—	1	—	(1)	(100)%

Income before income tax	$13,161	11%	$7,318	8%	$5,843	80%

Three Months Ended
Operating revenues
Service and other revenues	$53,943	92%	$42,555	93%	$11,388	27%
Digital handset and accessory revenues	4,693	8%	3,063	7%	1,630	53%

	58,636	100%	45,618	100%	13,018	29%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(19,411)	(33)%	(16,745)	(37)%	(2,666)	16%
Cost of digital handsets and accessories	(10,842)	(19)%	(7,163)	(16)%	(3,679)	51%

	(30,253)	(52)%	(23,908)	(53)%	(6,345)	27%
Selling and marketing expenses	(7,561)	(13)%	(5,173)	(11)%	(2,388)	46%
General and administrative expenses	(10,253)	(17)%	(7,744)	(17)%	(2,509)	32%

Segment earnings	10,569	18%	8,793	19%	1,776	20%
Depreciation and amortization	(4,963)	(8)%	(5,596)	(12)%	633	(11)%

Operating income	5,606	10%	3,197	7%	2,409	75%
Interest expense, net	(19)	—	(30)	—	11	(37)%
Interest income	327	—	144	—	183	127%
Foreign currency transaction gains, net	29	—	10	—	19	190%
Other (expense) income, net	(1)	—	1	—	(2)	(200)%

Income before income tax	$5,942	10%	$3,322	7%	$2,620	79%

NM-Not Meaningful

We plan to develop and deploy a third generation network in Peru using 1.9 GHz spectrum we acquired in 2007. Our current plans are to pursue this opportunity utilizing a technology that will be based on the CDMA platform. The regulatory authorities in Peru recently approved our plans for the deployment of this new network. We believe that these plans will enable us to significantly increase the size of our opportunity in Peru by allowing us to offer new and differentiated services to a larger base of potential customers. During the first half of 2008, we did not incur any significant costs in Peru related to this initiative.

Because the U.S. dollar is the functional currency in Peru, Nextel Peru’s results of operations are not significantly impacted by changes in the U.S. dollar to Peruvian sol exchange rate.

1.	Operating revenues

The $22.1 million, or 27%, and $11.4 million, or 27%, increases in service and other revenues from the six and three months ended June 30, 2007 to the same periods in 2008 are primarily due to 41% and 42% increases in the average number of digital handsets in service, partially offset by decreases in average revenue per subscriber mainly resulting from an increase in sales of prepaid rate plans, which have lower average monthly prices per subscriber.

The $3.0 million, or 51%, and $1.6 million, or 53%, increases in digital handset and accessory revenues from the six and three months ended June 30, 2007 to the same periods in 2008 are primarily due to 55% and 52% increases in handset sales to new subscribers, as well as increases in handset upgrades for existing subscribers.

2.	Cost of revenues

The $5.2 million, or 16%, and $2.7 million, or 16%, increases in cost of service from the six and three months ended June 30, 2007 to the same periods in 2008 are largely a result of the following:

•	$2.0 million, or 63%, and $1.2 million, or 72%, increases in service and repair costs largely due to 72% and 82% increases in the number of subscribers participating in Nextel Peru’s handset maintenance program; and

•	$2.0 million, or 27%, and $1.2 million, or 32%, increases in direct switch and transmitter and receiver site costs due to a 7% increase in the number of sites in service from June 30, 2007 to June 30, 2008, as well as increases in operating and maintenance costs per site.

The $6.8 million, or 49%, and $3.7 million, or 51%, increases in cost of digital handsets and accessory sales from the six and three months ended June 30, 2007 to the same periods in 2008 are largely a result of 55% and 52% increases in handset sales to new subscribers, as well as increases in handset upgrades for existing subscribers.

3.	Selling and marketing expenses

The $4.5 million, or 48%, and $2.4 million, or 46%, increases in selling and marketing expenses from the six and three months ended June 30, 2007 to the same periods in 2008 are largely a result of the following:

•	$2.6 million, or 112%, and $1.5 million, or 122%, increases in indirect commissions as a result of 81% and 80% increases in handset sales by Nextel Peru’s external sales channels; and

•	$2.1 million, or 41%, and $1.1 million, or 41%, increases in direct commissions and payroll expenses principally due to 29% and 21% increases in handset sales by Nextel Peru’s sales personnel.

4.	General and administrative expenses

The $3.8 million, or 24%, and $2.5 million, or 32%, increases in general and administrative expenses from the six and three months ended June 30, 2007 to the same periods in 2008 are primarily due to the following:

•	$2.1 million, or 39%, and $1.1 million, or 39%, increases in customer care expenses, mainly caused by increases in customer care and billing operations personnel needed to support a growing customer base; and

•	$1.8 million, or 31%, and $1.1 million, or 37%, increases in general corporate costs resulting from increases in payroll and related expenses caused by increases in general and administrative personnel.

f.	Corporate and other

		% of		% of
		Corporate		Corporate
		and other		and other	Change from
	June 30,	Operating	June 30,	Operating	Previous Year
	2008	Revenues	2007	Revenues	Dollars	Percent
	(dollars in thousands)

Six Months Ended
Operating revenues
Service and other revenues	$4,004	100%	$1,382	100%	$2,622	190%
Digital handset and accessory revenues	—	—	—	—	—	—

	4,004	100%	1,382	100%	2,622	190%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(2,859)	(71)%	(1,064)	(77)%	(1,795)	169%
Cost of digital handsets and accessories	(1,026)	(26)%	(560)	(41)%	(466)	83%

	(3,885)	(97)%	(1,624)	(118)%	(2,261)	139%
Selling and marketing expenses	(6,607)	(165)%	(4,744)	NM	(1,863)	39%
General and administrative expenses	(73,863)	NM	(64,193)	NM	(9,670)	15%

Segment losses	(80,351)	NM	(69,179)	NM	(11,172)	16%
Management fee	16,800	NM	19,800	NM	(3,000)	(15)%
Depreciation and amortization	(5,792)	(145)%	(3,270)	(237)%	(2,522)	77%

Operating loss	(69,343)	NM	(52,649)	NM	(16,694)	32%
Interest expense, net	(26,585)	NM	(14,335)	NM	(12,250)	85%
Interest income	13,120	NM	12,279	NM	841	7%
Foreign currency transaction gains (losses), net	1,111	28%	(8)	(1)%	1,119	NM
Other expense, net	(3,508)	(88)%	(1,651)	(119)%	(1,857)	112%

Loss before income tax	$(85,205)	NM	$(56,364)	NM	$(28,841)	51%

Three Months Ended
Operating revenues
Service and other revenues	$2,208	100%	$817	100%	$1,391	170%
Digital handset and accessory revenues	—	—	—	—	—	—

	2,208	100%	817	100%	1,391	170%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(1,654)	(75)%	(570)	(70)%	(1,084)	190%
Cost of digital handsets and accessories	(570)	(26)%	(352)	(43)%	(218)	62%

	(2,224)	(101)%	(922)	(113)%	(1,302)	141%
Selling and marketing expenses	(3,711)	(168)%	(2,403)	(294)%	(1,308)	54%
General and administrative expenses	(37,993)	NM	(35,815)	NM	(2,178)	6%

Segment losses	(41,720)	NM	(38,323)	NM	(3,397)	9%
Management fee	8,402	NM	9,900	NM	(1,498)	(15)%
Depreciation and amortization	(3,184)	(144)%	(1,634)	(200)%	(1,550)	95%

Operating loss	(36,502)	NM	(30,057)	NM	(6,445)	21%
Interest expense, net	(13,231)	NM	(8,872)	NM	(4,359)	49%
Interest income	5,336	242%	8,095	NM	(2,759)	(34)%
Foreign currency transaction gains (losses), net	858	39%	(31)	(4)%	889	NM
Other expense, net	(226)	(10)%	(1,658)	(203)%	1,432	(86)%

Loss before income tax	$(43,765)	NM	$(32,523)	NM	$(11,242)	35%

NM-Not Meaningful

For the six and three months ended June 30, 2008, corporate and other operating revenues and cost of revenues primarily represent the results of digital operations reported by Nextel Chile. For the six and three months ended June 30, 2007, corporate and other operating revenues and cost of revenues primarily represent the results of both digital and analog operations reported by Nextel Chile. We plan to significantly expand and enhance our network in Chile over the next several years, which will require additional investments in capital expenditures and will likely result in a modest level of start-up losses.

1.	General and administrative expenses

The $9.7 million, or 15%, and $2.2 million, or 6%, increases in general and administrative expenses from the six and three months ended June 30, 2007 to the same periods in 2008 are primarily due to $9.8 million and $3.3 million increases in stock option expense and increases in corporate personnel expenses related to our new technology initiatives, partially offset by decreases in share-based payment expense for restricted stock.

2.	Interest expense, net

The $12.2 million, or 85%, and $4.4 million, or 49%, increases in net interest expense from the six and three months ended June 30, 2007 to the same periods in 2008 are substantially the result of $15.6 million and $6.3 million increases in interest expense due to the issuance of our 3.125% convertible notes during the second quarter of 2007, partially offset by $4.3 million and $2.2 million decreases in interest expense due to the conversion of our 2.875% convertible notes in the third quarter of 2007.

Liquidity and Capital Resources

We had working capital, which is defined as total current assets less total current liabilities, of $1,587.3 million as of June 30, 2008, a $48.3 million decrease compared to working capital of $1,635.6 million as of December 31, 2007.

In January 2008, our Board of Directors authorized a program to purchase shares of our common stock for cash. The Board approved the purchase of shares having an aggregate market value of up to $500.0 million, depending on market conditions and other factors. During the first half of 2008, we purchased a total of 5,555,033 shares of our common stock for $242.7 million. During the second quarter of 2007, we purchased a total of 4,043,725 shares of our common stock for approximately $330.0 million under our first program to purchase shares of our common stock for cash, which was approved by our Board of Directors in May 2007. We treat purchases of our common stock under this program as effective retirements of the purchased shares and therefore reduce our reported shares issued and outstanding by the number of shares purchased. In addition, we record the excess of the purchase price over the par value of the common stock as a reduction to paid-in capital.

We recognized net income of $268.8 million for the six months ended June 30, 2008 compared to $168.2 million for the six months ended June 30, 2007. During the six months ended June 30, 2008 and 2007, our operating revenues more than offset our operating expenses, excluding depreciation and amortization, and cash capital expenditures.

Cash Flows

	Six Months Ended
	June 30,
	2008	2007	Change

Net cash provided by operating activities	$316,005	$227,882	$88,123
Net cash used in investing activities	(346,968)	(377,345)	30,377
Net cash (used in) provided by financing activities	(91,434)	923,690	(1,015,124)
Effect of exchange rate changes on cash and cash equivalents	32,012	(575)	32,587

Net (decrease) increase in cash and cash equivalents	(90,385)	773,652	(864,037)
Cash and cash equivalents, beginning of period	1,370,165	708,591	661,574

Cash and cash equivalents, end of period	$1,279,780	$1,482,243	$(202,463)

Our operating activities provided us with $316.0 million of cash during the six months ended June 30, 2008, an $88.1 million increase from the six months ended June 30, 2007. The increase was primarily due to higher operating income resulting from our profitable growth strategy and less cash used for working capital.

We used $347.0 million of cash in our investing activities during the six months ended June 30, 2008, a $30.4 million decrease from the six months ended June 30, 2007 due primarily to $114.7 million in distributions we received from our investment in an enhanced cash fund similar to, but not in the legal form of, a money market fund that invests primarily in asset-backed securities. Cash capital expenditures increased $62.7 million from $361.1 million during the six months ended June 30, 2007 to $423.8 million during the six months ended June 30, 2008, primarily due to the continued expansion of the geographic coverage and capacity of our networks, primarily in Brazil and Mexico.

We used $91.4 million of cash in our financing activities during the six months ended June 30, 2008, primarily due to $242.7 million in cash we used to purchase our common stock and $31.9 million in repayments under Nextel Mexico’s syndicated loan facility, partially offset by $125.0 million in borrowings under Nextel Brazil’s syndicated loan facility, $28.6 million in proceeds we received from stock option exercises and $27.3 million increase in proceeds from our towers financing transactions in Mexico and Brazil. Our financing activities provided us with $923.7 million of cash during the six months ended June 30, 2007 due primarily to $1,200.0 million in cash we received from the issuance of our 3.125% convertible notes and $78.0 million in proceeds we received from stock option exercises, partially offset by $330.0 million in cash we used to purchase our common stock.

Future Capital Needs and Resources

Capital Resources.  Our ongoing capital resources depend on a variety of factors, including our existing cash and cash equivalents balances, the value of our short-term investments, cash flows generated by our operating companies and external financial sources that may be available. As of June 30, 2008, our capital resources included $1,279.8 million of cash and cash equivalents and $165.5 million in short-term investments.

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

The following table sets forth the amounts and timing of contractual payments for our most significant contractual obligations determined as of June 30, 2008. The information in the table reflects future unconditional payments and is based upon, among other things, the current terms of the relevant agreements, appropriate classification of items under accounting principles generally accepted in the United States that are currently in effect and certain assumptions, such as future interest rates. Future events could cause actual payments to differ significantly from these amounts. See “Forward Looking Statements.” Except as required by law, we disclaim any obligation to modify or update the information contained in the table.

	Payments due by period
	Less than			More than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(in thousands)

Convertible notes(1)	$47,125	$94,250	$1,256,750	$470,354	$1,868,479
Tower financing obligations(1)	62,131	124,272	124,294	374,759	685,456
Syndicated loan facilities(2)	94,678	390,147	132,635	12,833	630,293
Capital lease obligations(3)	15,497	31,388	47,453	107,165	201,503
Spectrum fees(4)	15,294	30,588	30,588	211,400	287,870
Operating leases(5)	138,371	224,171	149,724	196,325	708,591
Purchase obligations(6)	1,098,584	72,337	17,664	—	1,188,585
Other long-term obligations(7)	15,973	21,465	28,290	188,512	254,240

Total contractual commitments	$1,487,653	$988,618	$1,787,398	$1,561,348	$5,825,017

(1)	These amounts include estimated principal and interest payments over the full term of the obligation based on our expectations as to future interest rates, assuming the current payment schedule.

(2)	These amounts include principal and interest payments associated with Nextel Mexico and Nextel Brazil’s syndicated loan facilities.

(3)	These amounts represent principal and interest payments due under our co-location agreements, including with American Tower, and our existing corporate aircraft lease. The amounts related to our existing aircraft lease exclude amounts that are contingently due in the event of our default under the lease, but do include remaining amounts due under the letter of credit provided for our new corporate aircraft.

(4)	These amounts do not include variable fees based on certain operating revenues and are subject to increases in the Mexican Consumer Pricing Index.

(5)	These amounts principally include future lease costs related to our transmitter and receiver sites and switches and office facilities.

(6)	These amounts include maximum contractual purchase obligations under various agreements with our vendors, as well as estimated amounts related to interconnection agreements in Mexico.

(7)	These amounts include our current estimates of asset retirement obligations based on our expectations as to future retirement costs, inflation rates and timing of retirements, as well as amounts related to our FIN 48 liabilities.

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

Capital Expenditures.  Our capital expenditures, including capitalized interest, were $435.3 million for the six months ended June 30, 2008 compared to $341.4 million for the six months ended June 30, 2007. In each of these periods, a substantial portion of our capital expenditures was invested in Mexico and Brazil. We expect to continue to focus our capital spending in these two markets. Specifically, we recently announced our plans to make additional investments in Brazil in order to add more capacity to Nextel Brazil’s network, support its growth and expand its geographic coverage, including expansion into the northeast region of the country. In the future, we expect to finance our capital spending using the most effective combination of cash from operations, cash on hand, cash from the sale or maturity of our short-term investments and proceeds from external financing that may become available. Our capital spending is expected to be driven by several factors, including:

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

Future Outlook.  We believe that our current business plan, which contemplates significant network expansion in Brazil, some continued network expansion in Mexico, Argentina and Chile, and the construction of a new, complementary next generation network in Peru, will not require any additional external funding, and we will be able to operate and grow our business while servicing our debt obligations. See “Forward Looking Statements.”

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

If our business plans change, including as a result of changes in technology, or if we decide to expand into new markets or further in our existing markets, as a result of the construction of additional portions of our networks or the acquisition of competitors or others, or if economic conditions in any of our markets change generally, or competitive practices in the mobile wireless telecommunications industry change materially from those currently prevailing or from those now anticipated, or if other presently unexpected circumstances arise that have a material effect on the cash flow or profitability of our mobile wireless business, then the anticipated cash needs of our business as well as the conclusions presented herein as to the adequacy of the available sources of cash and timing on our ability to generate net income could change significantly. Any of these events or circumstances could involve significant additional funding needs in excess of the identified currently available sources, and could require us to raise additional capital to meet those needs. In addition, we continue to assess the opportunities to raise additional funding on attractive terms and conditions that do not involve any of these events or circumstances and may do so if the opportunity presents itself. Our assessment does not take into consideration purchases of additional spectrum and network equipment to support the deployment of future next generation networks or the costs associated with the deployment of those networks other than the planned deployment of the next generation network in Peru. Our ability to seek additional capital, if necessary, is subject to a variety of additional factors that we cannot presently predict with certainty, including:

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

Forward Looking Statements

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.  Certain statements made in this quarterly report on Form 10-Q are not historical or current facts, but deal with potential future circumstances and developments. They can be identified by the use of forward-looking words such as “believes,” “expects,” “intends,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy that involve risks and uncertainties. We caution you that these forward-looking statements are only predictions, which are subject to risks and uncertainties, including technical uncertainties, financial variations and changes in the regulatory environment, industry growth and trend predictions. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operation and results of our wireless communications business also may be subject to the effects of other risks and uncertainties in addition to the other qualifying factors identified in this Item, including, but not limited to:

•	our ability to meet the operating goals established by our business plan;

•	general economic conditions in the United States or in Latin America and in the market segments that we are targeting for our services;

•	the political and social conditions in the countries in which we operate, including political instability, which may affect the economies of our markets and the regulatory schemes in these countries;

•	the impact of foreign exchange volatility in our markets as compared to the U.S. dollar and related currency depreciation in countries in which our operating companies conduct business;

•	reasonable access to and the successful performance of the technology being deployed in our service areas, and improvements thereon, including technology deployed in connection with the introduction of digital two-way mobile data or Internet connectivity services in our markets;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components at reasonable pricing to meet our service deployment and marketing plans and customer demand;

•	Motorola’s ability and willingness to provide handsets and related equipment and software applications or to develop new technologies or features for us, including the timely development and availability of new handsets with expanded applications and features;

•	the risk of deploying new technologies, including the potential need for additional funding, the risk that new services supported by the new technology will not attract enough subscribers to support the related costs of deploying or operating the new technology, the need to significantly increase our employee base and the potential distraction of management;

•	our ability to successfully scale our billing, collection, customer care and similar back-office operations to keep pace with customer growth, increased system usage rates and growth or to successfully deploy new systems that support those functions;

•	the success of efforts to improve and satisfactorily address any issues relating to our network performance;

•	future legislation or regulatory actions relating to our SMR services, other wireless communication services or telecommunications generally;

•	the ability to achieve and maintain market penetration and average subscriber revenue levels sufficient to provide financial viability to our network business;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular services and personal communications services;

•	market acceptance of our new service offerings;

•	our ability to access sufficient debt or equity capital to meet any future operating and financial needs; and

•	other risks and uncertainties described in this quarterly report on Form 10-Q and from time to time in our other reports filed with the Securities and Exchange Commission, including in our 2007 annual report on Form 10-K.

Effect of New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157, which provides guidance for using fair value to measure assets and liabilities when required for recognition or disclosure purposes. SFAS No. 157 does not expand the use of fair value or determine when fair value should be used in the financial statements. In February 2008, the FASB issued Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purpose of Lease Classification or Measurement Under Statement 13,” or FSP No. 157-1, in order to amend SFAS No. 157 to exclude from its scope FASB Statement No. 13, “Accounting for Leases,” or SFAS No. 13, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement. In addition, in February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” or FSP No. 157-2, which defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value on a recurring basis (at least annually). In accordance with FSP No. 157-2, we partially adopted SFAS No. 157 for financial assets and liabilities in the first quarter of fiscal year 2008. SFAS No. 157 did not have a material impact on our condensed consolidated financial statements. See Note 2 for additional information and related disclosures regarding our fair value measurements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141(R), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, the goodwill acquired and the expenses incurred in connection with the acquisition. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. As a result, we will apply the provisions of SFAS No. 141(R) prospectively to business combinations that close on or after January 1, 2009. We are currently evaluating the impact, if any, the adoption of SFAS No. 141(R) may have on our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of Accounting Research Bulletin No. 51,” or SFAS No. 160. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. We do not believe that its adoption will have a material impact on our condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” or SFAS No. 161, which amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to require qualitative disclosure about objectives and strategies in using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about the underlying credit-risk-related contingent features in derivative agreements. SFAS No. 161 is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We are currently evaluating the potential impact, if any, that the adoption of SFAS No. 161 may have on our condensed consolidated financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP FAS 142-3. FSP FAS 142-3 amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” in order to improve the consistency between the useful life of the recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. FSP FAS 142-3 applies to: (1) intangible assets that are acquired individually or with a group of other assets, and (2) intangible assets acquired both in business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the potential impact, if any, the adoption of FSP FAS 142-3 may have on our condensed consolidated financial statements.

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” or FSP APB 14-1. FSP APB 14-1 requires that issuers of certain convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, separately account for the liability and equity components (ie. the embedded conversion option) and recognize the accretion of the resulting discount on the debt as interest expense. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and for interim periods within those fiscal years. It is required to be applied retrospectively to convertible debt instruments that were outstanding during any period presented in the financial statements issued after the effective date. We are currently quantifying the effect the adoption of FSP APB 14-1 will have on our convertible notes and our consolidated financial statements. We believe that the adoption of FSP APB 14-1 in 2009 will result in an increase in the amount of non-cash interest expense with respect to our convertible debt securities and a corresponding reduction in our reported net income and diluted earnings per share for all periods presented in our consolidated financial statements.

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

We enter into derivative transactions only for hedging or risk management purposes. We have not and will not enter into any derivative transactions for speculative or profit generating purposes. As of June 30, 2008, we have not entered into any derivative transactions to hedge our foreign currency transaction risk during 2008 or any future period.

Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. As of June 30, 2008, $1,921.2 million, or 79%, of our total consolidated debt was fixed rate debt, and the remaining $496.2 million, or 21%, of our total consolidated debt was variable rate debt. In July 2005, Nextel Mexico entered into an interest rate swap agreement to hedge the variability of future cash flows associated with the $31.0 million Mexican peso-denominated variable interest rate portion of its syndicated loan facility. Under the interest rate swap, Nextel Mexico agreed to exchange the difference between the variable Mexican reference rate, TIIE, and a fixed interest rate, based on a notional amount of $31.4 million. The interest rate swap fixed the amount of interest expense associated with this portion of the Mexico syndicated loan facility commencing on August 31, 2005 and will continue over the life of the facility.

The table below presents principal amounts, related interest rates by year of maturity and aggregate amounts as of June 30, 2008 for our fixed rate debt obligations, including our convertible notes, our syndicated loan facilities in Mexico and Brazil, our tower financing obligations, and the fair value of our interest rate swap. We determined the fair values included in this section based on:

•	quoted market prices for our convertible notes;

•	carrying values for our tower financing obligations and syndicated loan facility as interest rates were set recently when we entered into these transactions; and

•	market values as determined by a banking firm for our interest rate swap.

The changes in the fair values of our consolidated debt compared to their fair values as of December 31, 2007 reflect changes in applicable market conditions, the funding of the remaining amounts available under Nextel Brazil’s syndicated loan facility and the addition of incremental tower financing obligations resulting from sales of towers during the first half of 2008. All of the information in the table is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows associated with our consolidated long-term debt are denominated in U.S. dollars (US$), Mexican pesos (MP) and Brazilian reais (BR).

	Year of Maturity						June 30, 2008		December 31, 2007
	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total	Fair Value	Total	Fair Value
	(dollars in thousands)

Long-Term Debt:
Fixed Rate (US$)	$1,781	$1,872	$1,885	$1,220,645	$—	$350,037	$1,576,220	$1,448,024	$1,576,982	$1,489,671
Average Interest Rate	10.0%	10.0%	10.0%	3.2%	—	2.8%	3.2%		3.2%
Fixed Rate (MP)	$44,122	$25,798	$7,725	$9,081	$10,688	$132,431	$229,845	$229,845	$211,801	$211,801
Average Interest Rate	11.9%	12.4%	15.4%	15.4%	15.4%	15.2%	14.4%		14.5%
Fixed Rate (BR)	$3,853	$4,431	$5,183	$6,161	$7,507	$88,019	$115,154	$115,154	$96,134	$96,134
Average Interest Rate	19.0%	19.7%	20.4%	21.1%	21.8%	24.2%	23.3%		24.8%
Variable Rate (US$)	$—	$81,039	$237,639	$81,039	$44,611	$12,272	$456,600	$456,600	$331,600	$331,600
Average Interest Rate	—	4.8%	4.4%	4.8%	4.8%	4.8%	4.6%		6.8%
Variable Rate (MP)	$26,415	$13,208	$—	$—	$—	$—	$39,623	$39,623	$50,000	$50,000
Average Interest Rate	8.8%	8.8%	—	—	—	—	8.8%		8.7%
Interest Rate Swap:
Variable to Fixed	$13,958	$6,979	$—	$—	$—	$—	$20,937	$(236)	$26,420	$(546)
Average Pay Rate	10.8%	10.8%	—	—	—	—	10.8%		10.8%
Average Receive Rate	8.8%	8.8%	—	—	—	—	8.8%		8.7%

Item 4.	Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

During the second quarter of 2008, we completed the upgrade of the financial accounting system in our Mexico subsidiary. This improved the efficiency and effectiveness of our internal control over financial reporting by automating some of the control procedures that were previously manual. There have been no other changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

With regard to the risk factor described in our 2007 annual report on Form 10-K under “Item 1A. Risk Factors — 6. Government regulations determine how we operate in various countries which could limit our growth and strategic plans,” in April 2008, one of our competitors in Brazil filed a complaint with the Agencia Nacional de Telecomunicacoes, or Anatel, alleging that Nextel Brazil was offering services to customers in a manner that violates our license and the SMR regulations applicable to us and the services we offer. Specifically, the competitor alleged that Nextel Brazil was offering services to non-business customers in a manner that does not comply with the regulations that govern how we offer our services in Brazil. In May 2008, the Anatel notified Nextel Brazil that it had initiated an administrative proceeding relating to the complaint. We believe that we are operating in a manner that is consistent with our license and the applicable regulations and intend to oppose any claims made or actions taken against us based on the matters raised in the competitor’s complaint. However, if the Anatel were to take actions in response to the competitor’s complaint that require us to implement limitations or restrictions on the manner in which we offer services in Brazil, those actions could have an adverse effect on our ability to attract new customers to our services, and our results of operations in Brazil could be adversely affected.

Except as noted above, there have been no material changes in our risk factors from those disclosed in our 2007 annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) On January 7, 2008, our Board of Directors authorized, and we announced, a new program to purchase shares of our common stock for cash. The Board approved the purchase of shares of common stock having an aggregate market value of up to $500.0 million, depending on market conditions and other factors. The program has no specific end date. The following table presents details of our purchases of our common stock during the three months ended June 30, 2008:

				Approximate Dollar
			Total Number of	Value of Shares That
			Shares Purchased as	May Yet Be
	Total Number of	Average Price	Part of Publicly	Purchased Under the
Period	Shares Purchased	Per Share	Announced Plan	Plan

April 1, 2008 — April 30, 2008	—	$—	—
May 1, 2008 — May 31, 2008	1,432,931	48.87	1,432,931
June 1, 2008 — June 30, 2008	1,394,561	50.22	1,394,561

Total	2,827,492	49.53	2,827,492	$257,446,814

Item 4.	Submission of Matters to a Vote of Security Holders.

(a) Our Annual Meeting of Stockholders was held on Wednesday, May, 14, 2008.

(c) The common stockholders voted for the election of three directors to serve for terms of three years each, expiring on the date of the annual meeting in 2011 or until their successors are elected. The results of the voting in these elections are set forth below:

			Broker
		Votes	Non
Nominee	Votes For	Withheld	Votes

Neal P. Goldman	148,486,229	882,553	N/A
Charles M. Herington	148,710,336	658,446	N/A
John W. Risner	148,073,786	1,294,996	N/A

In addition, the stockholders voted to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for fiscal year 2008. The results of the voting are set forth below:

				Broker
		Votes	Votes	Non
Nominee	Votes For	Against	Withheld	Votes

Ratification of Independent Registered Public Accounting Firm	148,426,419	686,992	255,371	N/A

No other matters were voted upon at the Annual Meeting or during the quarter covered by this report.

Item 6.	Exhibits.

Exhibit
Number	Exhibit Description

10.1	2004 Incentive Compensation Plan, as Amended Effective July 22, 2008.
10.2	Change of Control Severance Plan, as Amended and Restated Effective July 22, 2008.
10.3	Severance Plan, as Amended and Restated Effective July 22, 2008.
12.1	Ratio of Earnings to Fixed Charges.
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ DANIEL E. FREIMAN
Daniel E. Freiman
Vice President and Controller
(on behalf of the registrant and as
chief accounting officer)

Date: August 6, 2008

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.1	2004 Incentive Compensation Plan, as Amended Effective July 22, 2008.
10.2	Change of Control Severance Plan, as Amended and Restated Effective July 22, 2008.
10.3	Severance Plan, as Amended and Restated Effective July 22, 2008.
12.1	Ratio of Earnings to Fixed Charges.
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.