Form 10-Q
period 2008-09-30
NII HOLDINGS INC
filed 2008-11-05
CIK 1037016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Class	on November 3, 2008

Common Stock, $0.001 par value per share	165,782,002

NII HOLDINGS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
Unaudited

	September 30,	December 31,
	2008	2007

ASSETS
Current assets
Cash and cash equivalents	$1,393,514	$1,370,165
Short-term investments	90,420	241,764
Accounts receivable, less allowance for doubtful accounts of $30,615 and $20,204	529,339	438,348
Handset and accessory inventory	161,839	107,314
Deferred income taxes, net	142,249	121,512
Prepaid expenses and other	121,550	110,736

Total current assets	2,438,911	2,389,839
Property, plant and equipment, net	2,130,101	1,853,082
Intangible assets, net	391,837	410,447
Deferred income taxes, net	522,511	541,406
Other assets	277,862	241,962

Total assets	$5,761,222	$5,436,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$131,867	$125,040
Accrued expenses and other	459,251	436,703
Deferred revenues	131,631	109,640
Accrued interest	19,762	12,439
Current portion of long-term debt	92,757	70,448

Total current liabilities	835,268	754,270
Long-term debt	2,291,569	2,196,069
Deferred revenues	30,474	32,892
Deferred credits	129,016	158,621
Other long-term liabilities	167,259	126,511

Total liabilities	3,453,586	3,268,363

Commitments and contingencies (Note 5)
Stockholders’ equity
Undesignated preferred stock, par value $0.001, 10,000 shares authorized — 2008 and 2007, no shares issued or outstanding — 2008 and 2007	—	—
Common stock, par value $0.001, 600,000 shares authorized — 2008 and 2007, 165,782 shares issued and outstanding — 2008, 169,910 shares issued and outstanding — 2007	166	170
Paid-in capital	958,188	1,091,672
Retained earnings	1,364,428	1,003,799
Accumulated other comprehensive (loss) income	(15,146)	72,732

Total stockholders’ equity	2,307,636	2,168,373

Total liabilities and stockholders’ equity	$5,761,222	$5,436,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)
Unaudited

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Operating revenues
Service and other revenues	$3,106,909	$2,279,326	$1,116,106	$827,486
Digital handset and accessory revenues	172,987	76,826	66,619	26,917

	3,279,896	2,356,152	1,182,725	854,403

Operating expenses
Cost of service (exclusive of depreciation and amortization included below)	848,557	609,827	305,565	223,617
Cost of digital handsets and accessories	455,876	320,608	162,478	112,066
Selling, general and administrative	1,054,013	771,508	384,056	282,060
Depreciation	285,490	209,877	102,712	73,552
Amortization	25,434	7,040	8,907	3,669

	2,669,370	1,918,860	963,718	694,964

Operating income	610,526	437,292	219,007	159,439

Other income (expense)
Interest expense, net	(124,092)	(89,592)	(42,466)	(35,610)
Interest income	53,324	45,040	16,796	22,358
Foreign currency transaction (losses) gains, net	(16,128)	12,637	(56,434)	6,838
Debt conversion expense	—	(26,455)	—	(26,455)
Other expense, net	(12,786)	(986)	(7,611)	(1,619)

	(99,682)	(59,356)	(89,715)	(34,488)

Income before income tax provision	510,844	377,936	129,292	124,951
Income tax provision	(150,215)	(128,026)	(37,506)	(43,285)

Net income	$360,629	$249,910	$91,786	$81,666

Net income, per common share, basic	$2.16	$1.52	$0.55	$0.48

Net income, per common share, diluted	$2.06	$1.40	$0.54	$0.46

Weighted average number of common shares outstanding, basic	167,312	164,942	165,696	170,000

Weighted average number of common shares outstanding, diluted	186,196	185,098	174,415	183,621

Comprehensive income, net of income taxes
Foreign currency translation adjustment	$(88,362)	$53,544	$(290,928)	$11,454
Reclassification for gains on derivatives included in other expense, net	171	456	25	60
Unrealized gains on derivatives, net	313	469	15	109

Other comprehensive income	(87,878)	54,469	(290,888)	11,623
Net income	360,629	249,910	91,786	81,666

Total comprehensive income	$272,751	$304,379	$(199,102)	$93,289

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2008
(in thousands)
Unaudited

					Accumulated
					Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2008	169,910	$170	$1,091,672	$1,003,799	$72,732	$2,168,373
Net income	—	—	—	360,629	—	360,629
Other comprehensive loss	—	—	—	—	(87,878)	(87,878)
Purchase of common stock	(5,555)	(5)	(242,665)	—	—	(242,670)
Share-based payment expense for equity-based awards	—	—	53,172	—	—	53,172
Exercise of stock options	1,427	1	33,763	—	—	33,764
Tax benefit on exercise of stock options	—	—	22,246	—	—	22,246

Balance, September 30, 2008	165,782	$166	$958,188	$1,364,428	$(15,146)	$2,307,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

NII HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2008 and 2007
(in thousands)
Unaudited

	2008	2007

Cash flows from operating activities:
Net income	$360,629	$249,910
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt financing costs	6,753	4,683
Depreciation and amortization	310,924	216,917
Provision for losses on accounts receivable	60,728	33,199
Foreign currency transaction losses (gains), net	16,128	(12,637)
Deferred income tax (benefit) provision	(41,853)	31,336
Utilization of deferred credit	—	(5,031)
Share-based payment expense	53,288	51,159
Excess tax benefit from share-based payment	(14,634)	—
Loss on short-term investments	4,368	—
Accretion of asset retirement obligations	5,754	4,271
Other, net	2,112	(1,562)
Change in assets and liabilities:
Accounts receivable, gross	(170,131)	(129,059)
Handset and accessory inventory	(57,136)	(39,435)
Prepaid expenses and other	(15,313)	(24,171)
Other long-term assets	(52,186)	(38,679)
Accounts payable, accrued expenses and other	107,531	98,017
Current deferred revenue	25,234	15,455
Other long-term liabilities	14,454	822

Net cash provided by operating activities	616,650	455,195

Cash flows from investing activities:
Capital expenditures	(656,224)	(499,748)
Payments for acquisitions, purchases of licenses and other	(7,983)	(44,180)
Proceeds from sales of short-term investments	607,950	—
Purchase of short-term investments	(455,486)	—
Transfers to restricted cash	(2,826)	(12,259)
Other	1,930	1,568

Net cash used in investing activities	(512,639)	(554,619)

Cash flows from financing activities:
Payments to purchase common stock	(242,670)	(329,980)
Proceeds from issuance of convertible notes	—	1,200,000
Borrowings under syndicated loan facilities	125,000	—
Repayments under syndicated loan facilities	(31,922)	(9,152)
Proceeds from stock option exercises	33,764	89,610
Payment of debt financing costs	—	(23,090)
Excess tax benefit from share-based payment	14,634	—
Proceeds from tower financing transactions	27,271	13,213
Repayments under capital leases, license financing, tower financing and other transactions	(7,971)	(4,014)

Net cash (used in) provided by financing activities	(81,894)	936,587

Effect of exchange rate changes on cash and cash equivalents	1,232	(351)

Net increase in cash and cash equivalents	23,349	836,812
Cash and cash equivalents, beginning of period	1,370,165	708,591

Cash and cash equivalents, end of period	$1,393,514	$1,545,403

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

You should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes contained in our 2007 annual report on Form 10-K and our quarterly reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008. You should not expect results of operations for interim periods to be an indication of the results for a full year.

Accumulated Other Comprehensive Income.  The components of our accumulated other comprehensive income, net of taxes, are as follows:

	September 30,	December 31,
	2008	2007
	(in thousands)

Cumulative foreign currency translation adjustment	$(13,729)	$74,633
Unrealized losses on derivatives	(1,417)	(1,901)

	$(15,146)	$72,732

Supplemental Cash Flow Information.

	Nine Months Ended
	September 30,
	2008	2007
	(in thousands)

Capital expenditures
Cash paid for capital expenditures, including capitalized interest	$656,224	$499,748
Change in capital expenditures accrued and unpaid or financed, including accreted interest capitalized	(15,802)	(33,817)

	$640,422	$465,931

Interest costs
Interest expense, net	$124,092	$89,592
Interest capitalized	6,398	4,266

	$130,490	$93,858

Cash paid for interest, net of amounts capitalized	$85,220	$60,191

Cash paid for income taxes	$184,274	$94,930

For the nine months ended September 30, 2008 and 2007, we had $4.5 million and $12.0 million, respectively, in non-cash financing activities related to co-location capital lease obligations on our communication towers.

Net Income Per Common Share, Basic and Diluted.  Basic net income per common share includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution of securities that could participate in our earnings,

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

but not securities that are antidilutive, including stock options with an exercise price greater than the average market price of our common stock.

As presented for the nine months ended September 30, 2008, our calculation of diluted net income per share includes common shares resulting from shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans and our restricted stock, as well as common shares resulting from the potential conversion of our 3.125% convertible notes and our 2.75% convertible notes. We did not include 9.2 million in antidilutive stock options in the calculation of diluted net income per common share for the nine months ended September 30, 2008. Further, we did not include an immaterial amount of our restricted stock because its effect would also have been antidilutive to our net income per common share for this period.

As presented for the three months ended September 30, 2008, our calculation of diluted net income per share includes common shares resulting from shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans and our restricted stock, as well as common shares resulting from the potential conversion of our 2.75% convertible notes. We did not include in the calculation of diluted net income per common share 9.2 million options to purchase shares of common stock that were outstanding during the period and the common shares resulting from the potential conversion of our 3.125% convertible notes because their effect would have been antidilutive to our net income per common share for that period.

As presented for the nine and three months ended September 30, 2007, our calculation of diluted net income per share includes common shares resulting from shares issuable upon the potential exercise of stock options under our stock-based employee compensation plans and our restricted stock, as well as common shares resulting from the potential conversion of our 2.875% convertible notes and our 2.75% convertible notes. We did not include 6.0 million and 4.6 million in antidilutive stock options in the calculations of diluted net income per common share for the nine and three months ended September 30, 2007, respectively. In addition, we did not include the common shares resulting from the potential conversion of our 3.125% convertible notes that we issued in the second quarter of 2007 because their effect would have been antidilutive to our net income per common share for that period.

The following tables provide a reconciliation of the numerators and denominators used to calculate basic and diluted net income per common share as disclosed in our condensed consolidated statements of operations for the nine and three months ended September 30, 2008 and 2007:

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(in thousands, except per share data)

Basic net income per share:
Net income	$360,629	167,312	$2.16	$249,910	164,942	$1.52

Effect of dilutive securities:
Stock options	—	1,482		—	4,051
Restricted stock	—	270		—	612
Convertible notes, net of capitalized interest and taxes	23,632	17,132		8,781	15,493

Diluted net income per share:
Net income	$384,261	186,196	$2.06	$258,691	185,098	$1.40

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(in thousands, except per share data)

Basic net income per share:
Net income	$91,786	165,696	$0.55	$81,666	170,000	$0.48

Effect of dilutive securities:
Stock options	—	1,412		—	3,268
Restricted stock	—	318		—	301
Convertible notes, net of capitalized interest and taxes	1,673	6,989		2,126	10,052

Diluted net income per share:
Net income	$93,459	174,415	$0.54	$83,792	183,621	$0.46

Purchase of Common Stock.  In January 2008, our Board of Directors authorized a program to purchase shares of our common stock for cash. The Board approved the purchase of shares having an aggregate market value of up to $500.0 million, depending on market conditions and other factors. During the first nine months of 2008, we purchased a total of 5,555,033 shares of our common stock for $242.7 million. We did not purchase any shares of our common stock during the three months ended September 30, 2008. During the nine months ended September 30, 2007, we purchased a total of 4,043,725 shares of our common stock for $330.0 million under our first program to purchase shares of our common stock for cash, which was approved by our Board of Directors in May 2007. We treat purchases under both programs as effective retirements of the purchased shares and therefore reduce our reported shares issued and outstanding by the number of shares purchased. In addition, we record the excess of the purchase price over the par value of the common stock as a reduction to paid-in capital.

Reclassifications.  We have reclassified certain prior year amounts in our unaudited condensed consolidated financial statements to conform to our current year presentation. Specifically, for the nine and three months ended September 30, 2007, we corrected the classification of $20.4 million and $7.7 million, respectively, from cost of service to cost of digital handset and accessory sales related to costs incurred in connection with replacement handsets sold to current customers. These revisions did not have a material impact on previously reported balances.

New Accounting Pronouncements.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157, which provides guidance for using fair value to measure assets and liabilities when required for recognition or disclosure purposes. SFAS No. 157 does not expand the use of fair value or determine when fair value should be used in the financial statements. In February 2008, the FASB issued Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purpose of Lease Classification or Measurement Under Statement 13,” or FSP No. 157-1, in order to amend SFAS No. 157 to exclude from its scope FASB Statement No. 13, “Accounting for Leases,” or SFAS No. 13, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement. In addition, in February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” or FSP No. 157-2, which defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value on a recurring basis (at least annually). In accordance with FSP No. 157-2, we partially adopted SFAS No. 157 for financial assets and liabilities in the first quarter of fiscal year 2008. SFAS No. 157 did not have a material impact on our condensed consolidated financial statements. We are currently evaluating the impact, if any, that SFAS 157 may have on any future condensed consolidated financial statements related to non-financial assets and non-financial liabilities. See Note 2 for additional information and related disclosures regarding our fair value measurements.

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

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP FAS 142-3. FSP FAS 142-3 amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” in order to improve the consistency between the useful life of the recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. FSP FAS 142-3 applies to: (1) intangible assets that are acquired individually or with a group of other assets, and (2) intangible assets acquired both in business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. As a result, we will apply the provisions of FSP FAS 142-3 prospectively to intangible assets acquired on

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or after January 1, 2009. We are currently evaluating the potential impact, if any, the adoption of FSP FAS 142-3 may have on our condensed consolidated financial statements.

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” or FSP APB 14-1. FSP APB 14-1 requires that issuers of certain convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, separately account for the liability and equity components (ie. the embedded conversion option) and recognize the accretion of the resulting discount on the debt as interest expense. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and for interim periods within those fiscal years. It is required to be applied retrospectively to convertible debt instruments that were outstanding during any period presented in the financial statements issued after the effective date. We believe that the adoption of FSP APB 14-1 in 2009 will result in an increase in the amount of non-cash interest expense with respect to our convertible debt securities and a corresponding reduction in our reported net income and diluted earnings per share for all periods presented in our condensed consolidated financial statements. We are currently quantifying the effect the adoption of FSP APB 14-1 will have on our condensed consolidated financial statements.

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

The following table summarizes the financial instruments measured at fair value on a recurring basis in the accompanying condensed consolidated balance sheet as of September 30, 2008 (in thousands):

	Fair Value Measurements as of September 30, 2008			Fair Value as of
	Using the Fair Value Hierarchy			September 30,
Short-Term Investments	Level 1	Level 2	Level 3	2008

Available for sale securities — Nextel Brazil investments	$4,178	$—	$—	$4,178
Available for sale securities — Enhanced cash fund	—	86,242	—	86,242

	$4,178	$86,242	$—	$90,420

Our short-term investments are composed of $4.2 million in investments made by Nextel Brazil in two different investment funds and an $86.2 million investment in an enhanced cash fund that invests primarily in asset

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

backed securities. We classify these investments as available for sale securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

The Nextel Brazil investment funds invest primarily in Brazilian government bonds, long-term, low-risk bank certificates of deposit and Brazilian corporate debentures. The net asset values of the investments were determined using Level 1 inputs within the fair value hierarchy because their net asset values trade with sufficient observable activity to support the Level 1 fair value measurement.

We received $151.2 million in distributions in the first nine months of 2008 from our investment in the enhanced cash fund. As of September 30, 2008, the net asset value per unit of interest in the enhanced cash fund had declined to $0.96 from $0.99 as of December 31, 2007. We determined the net asset value of this investment using Level 2 inputs within the fair value hierarchy because the underlying assets to the fund are fair valued in observable markets or with corroborating observable market data. Due to the changing credit market conditions, we evaluated the decline in the market value of the enhanced cash fund and determined that unrealized losses related to that fund should be recognized as other-than-temporary. As a result, we recognized a $4.4 million pre-tax loss related to the decline in the fair value of our investment in the enhanced cash fund during the first nine months of 2008. In accordance with our accounting policy, we will continue to assess future declines in fair value to determine whether additional losses should be realized. Due to the recent liquidity issues and related volatility in the credit and equity markets, the net asset value of this investment declined subsequent to September 30, 2008. This decline reduced the value of our remaining investment in this fund by an additional $3.1 million.

We have the right at our option to receive an in-kind distribution of the underlying assets in the enhanced cash fund, but to date we have not exercised this option. As a result, decisions regarding the sale of the investments held by the enhanced cash fund are currently being made by the fund manager. If we were to elect to receive the in-kind distribution, we could actively manage the investment decisions with respect to the underlying assets, including electing to sell those assets or hold them to maturity, rather than relying on the fund manager to make those decisions. As a result of this right to elect to receive an in-kind distribution, we classified our investment in the fund as a current asset as of September 30, 2008.

As of September 30, 2008, no assets or liabilities are measured at fair value on a nonrecurring basis.

Note 3.	Intangible Assets

Our intangible assets consist of our licenses, customer base and trade name, all of which have finite useful lives, as follows:

	September 30, 2008			December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
			(in thousands)

Amortizable intangible assets:
Licenses	$451,896	$(60,059)	$391,837	$446,222	$(35,775)	$410,447
Customer base	42,829	(42,829)	—	42,617	(42,617)	—
Trade name and other	1,746	(1,746)	—	1,796	(1,796)	—

Total intangible assets	$496,471	$(104,634)	$391,837	$490,635	$(80,188)	$410,447

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based solely on the carrying amount of amortizable intangible assets existing as of September 30, 2008 and current foreign currency exchange rates, we estimate amortization expense for each of the next five years ending December 31 to be as follows (in thousands):

Estimated
Amortization
Years	Expense

2008	$33,482
2009	32,191
2010	32,191
2011	32,191
2012	32,191

Actual amortization expense to be reported in future periods could differ from these estimates as a result of additional acquisitions of intangibles, as well as changes in foreign currency exchange rates and other relevant factors. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Business Overview” for more information related to changes in foreign currency exchange rates. During the three months ended September 30, 2008 and 2007, we did not acquire, dispose of or write down any goodwill or intangible assets with indefinite useful lives.

Note 4.	Debt

The components are as follows:

	September 30,	December 31,
	2008	2007
	(in thousands)

3.125% convertible notes due 2012	$1,200,000	$1,200,000
2.75% convertible notes due 2025	349,996	349,996
Brazil syndicated loan facility	300,000	175,000
Mexico syndicated loan facility	249,300	279,355
Tower financing obligations	196,847	177,199
Capital lease obligations	77,308	75,436
Brazil spectrum license financing	8,130	9,446
Other	2,745	85

Total debt	2,384,326	2,266,517
Less: current portion	(92,757)	(70,448)

	$2,291,569	$2,196,069

3.125% Convertible Notes.  For the fiscal quarter ended September 30, 2008, the closing sale price of our common stock did not exceed 120% of the conversion price of $118.32 per share for at least 20 trading days in the 30 consecutive trading days ending on September 30, 2008. As a result, the conversion contingency was not met as of September 30, 2008.

2.75% Convertible Notes.  For the fiscal quarter ended September 30, 2008, the closing sale price of our common stock did not exceed 120% of the conversion price of $50.08 per share for at least 20 trading days in the 30 consecutive trading days ending on September 30, 2008. As a result, the conversion contingency was not met as of September 30, 2008.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Syndicated Loan Facilities.  In September 2007, Nextel Brazil entered into a $300.0 million syndicated loan facility. Of the total amount of the facility, $45.0 million is denominated in U.S. dollars with a floating interest rate based on LIBOR plus a specified margin ranging from 2.00% to 2.50% (Tranche A — 4.79% and 7.35% as of September 30, 2008 and December 31, 2007, respectively). The remaining $255.0 million is denominated in U.S. dollars with a floating interest rate based on LIBOR plus a specified margin ranging from 1.75% to 2.25% (Tranche B — 4.54% and 7.10% as of September 30, 2008 and December 31, 2007, respectively). Tranche A matures on September 14, 2014, and Tranche B matures on September 14, 2012.

As of December 31, 2007, Nextel Brazil had borrowed $26.2 million in term loans under Tranche A and $148.8 million in term loans under Tranche B of this syndicated loan facility. During the first quarter of 2008, Nextel Brazil borrowed the remaining $18.8 million in term loans under Tranche A and $106.2 million in term loans under Tranche B of this syndicated loan facility.

In addition, a portion of Nextel Mexico’s syndicated loan facility bears a floating interest rate based on LIBOR plus a specified margin. The interest rate on the portions of both the Brazil and Mexico syndicated loan facilities that have interest rates based on LIBOR are reset each quarter. LIBOR rates have recently increased significantly due to a severe tightening in the global credit markets. If these conditions continue, when the LIBOR rate resets, Nextel Brazil and Nextel Mexico will incur increased interest expense related to their syndicated loans.

Tower Financing Obligations.  We have an agreement with American Tower Corporation for the sale-leaseback of communication towers in Mexico and Brazil that we recognize as financing obligations. During the nine months ended September 30, 2008, Nextel Mexico sold 181 towers to American Tower, which increased its tower financing obligation by $23.1 million and Nextel Brazil sold 54 towers to American Tower, which increased its tower financing obligation by $5.6 million. Following the sale of these towers, we no longer have any further contractual obligation or right to transfer towers to American Tower Corporation.

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

As of September 30, 2008 and December 31, 2007, Nextel Brazil had accrued liabilities of $21.1 million and $20.2 million, respectively, related to contingencies, all of which were classified in accrued contingencies reported as a component of other long-term liabilities. Of the total accrued liabilities as of both September 30, 2008 and December 31, 2007, Nextel Brazil had $10.8 million in unasserted claims. We currently estimate the range of reasonably possible losses related to matters for which Nextel Brazil has not accrued liabilities, as they are not deemed probable, to be between $267.9 million and $271.9 million as of September 30, 2008. We are continuing to evaluate the likelihood of probable and reasonably possible losses, if any, related to all known contingencies. As a result, future increases or decreases to our accrued liabilities may be necessary and will be recorded in the period when such amounts are determined to be probable and estimable.

Argentine Contingencies.

As of September 30, 2008 and December 31, 2007, Nextel Argentina had accrued liabilities of $37.0 million and $32.2 million, respectively, related primarily to local turnover taxes, universal service tax and local government

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

claims, all of which were classified in accrued contingencies and accrued non-income taxes reported as components of accrued expenses and other.

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

Similarly, one of the provincial governments in another one of the markets where Nextel Argentina operates also increased their turnover tax rate from 4.55% to 6% of revenues for cellular companies relating to services provided in that jurisdiction. Nextel Argentina continues to pay the turnover tax in this province at the existing rate and accrues a liability for the incremental difference in the rate on interconnect revenues. As of September 30, 2008 and December 31, 2007, Nextel Argentina had accrued $8.9 million and $6.8 million, respectively, for local turnover taxes in this province, which are included as components of accrued expenses and other.

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

As a result of various events, during 2005, Nextel Argentina accrued for the maximum liability due to customers for amounts billed during all periods ending December 31, 2005, plus interest. Nextel Argentina continued accruing the higher amount during the first quarter of 2006 while maintaining its position that there is no basis for this reimbursement to customers. As of April 1, 2006, Nextel Argentina changed its rate plan structure, which eliminated all other charges and any further contingencies related to this tax. In April 2006, Nextel Argentina filed a judicial claim against the legislation passed in May 2005, which is currently pending. As of September 30, 2008 and December 31, 2007, the accrual for the liability to Nextel Argentina’s customers was $8.4 million and $7.7 million, respectively, which is included as a component of accrued expenses and other.

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

The following table shows a reconciliation of our unrecognized tax benefits according to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” or FIN No. 48, for the nine months ended September 30, 2008 (in thousands):

Unrecognized tax benefits — December 31, 2007	$67,955
Additions for current year tax positions	6,642
Additions for prior year tax positions	696
Lapse of statute of limitations	(615)
Settlements with taxing authorities	(155)
Foreign currency translation adjustment	328

Unrecognized tax benefits — September 30, 2008	$74,851

The unrecognized tax benefits as of December 31, 2007 and September 30, 2008 include $49.2 million and $57.3 million, respectively, of tax benefits that could potentially reduce our future effective tax rate, if recognized.

We record interest and penalties associated with uncertain tax positions as a component of our income tax provision.

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We assessed the realizability of our deferred tax assets during the third quarter of 2008, consistent with the methodology we employed for 2007, and determined that the realizability of those deferred assets has not changed for the markets in which we operate. In that assessment, we considered the reversal of existing temporary differences associated with deferred tax assets and liabilities, future taxable income, tax planning strategies and historical and future pre-tax book income (as adjusted for permanent differences between financial and tax accounting items) in order to determine if it is “more-likely-than-not” that the deferred tax asset will be realized. As of September 30, 2008, our Brazilian entity Nextel Telecomunicacoes S.A. (Brazil S.A.) continues to maintain a 100% valuation allowance against its net deferred tax assets; however, we believe it is reasonably possible that the valuation allowance could be released in the near term if Brazil S.A. generates a level of sufficient pre-tax U.S. GAAP income. Additionally, due to the expected repatriation of certain earnings of our Argentine and Mexican subsidiaries during the current year and the two following years, we released a portion of the U.S. valuation allowance that related to excess stock option deductions, resulting in an increase to paid-in capital.

In 1998, Nextel Peru entered into a 10-year tax stability agreement with the Peruvian government that suspends its net operating loss carryforwards from expiring until Nextel Peru generates taxable income. Once Nextel Peru generates taxable income, Nextel Peru has four years to utilize those tax loss carryforwards and any taxable income in excess of the tax loss carryforwards will be taxed at 30%. During 2005, 2006 and 2007, Nextel Peru generated taxable income and utilized a portion of the tax loss carryforwards. The remaining tax loss carryforwards in Peru will expire on December 31, 2008 if not used by that date. At this time, we believe it is more-likely-than-not that these tax loss carryforwards will be fully utilized prior to their expiration. The 1998 tax stability agreement effectively expired on January 1, 2008. Nextel Peru is negotiating a new tax stability agreement with the Peruvian government that is expected to be signed later this year. The new tax stability agreement is expected to maintain the current 2008 applicable income tax laws for a period of 20 years beginning in 2008.

During 2004, Nextel Mexico amended its Mexican Federal income tax returns in order to reverse a benefit previously claimed for a disputed provision of the Federal income tax law covering deductions and gains from the sale of property. We filed the amended returns in order to avoid potential penalties and we also filed administrative petitions seeking clarification of our right to the tax benefits claimed on the original income tax returns. The tax authorities constructively denied our administrative petitions in January 2005 and in May 2005 we filed an annulment suit challenging the constructive denial. Resolution of the annulment suit is pending. Based on an opinion by our independent legal counsel in Mexico, we believe it is probable that we will recover this amount. Our consolidated balance sheets as of September 30, 2008 and December 31, 2007 include $16.1 and $16.0 million, respectively, in income taxes receivable, which are included as components of other non-current assets. The income tax benefit for this item was related to our income tax provision for the years ended December 31, 2005, 2004 and 2003.

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

We believe that the new minimum corporate tax is an income tax to which SFAS No. 109, “Accounting for Income Taxes,” is applicable. After evaluating the impact that the new minimum corporate tax will have on Nextel

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mexico, we concluded that Nextel Mexico is not expecting to incur any material minimum corporate tax liability in this year or future years and no adjustment to our deferred income tax provision is necessary.

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

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated
	(in thousands)

Nine Months Ended September 30, 2008
Service and other revenues	$1,583,235	$976,665	$378,379	$163,170	$6,415	$(955)	$3,106,909
Digital handset and accessory revenues	67,622	54,936	36,443	13,986	—	—	172,987

Operating revenues	$1,650,857	$1,031,601	$414,822	$177,156	$6,415	$(955)	$3,279,896

Segment earnings (losses)	$602,513	$282,728	$127,995	$33,371	$(125,157)	$—	$921,450
Management fee	(25,169)	—	—	—	25,200	(31)	—
Depreciation and amortization	(148,674)	(109,489)	(28,652)	(15,107)	(8,882)	(120)	(310,924)

Operating income (loss)	428,670	173,239	99,343	18,264	(108,839)	(151)	610,526
Interest expense	(47,343)	(40,609)	(2,111)	(104)	(39,757)	5,832	(124,092)
Interest income	34,710	4,297	2,246	772	17,131	(5,832)	53,324
Foreign currency transaction gains (losses), net	9,696	(26,280)	86	(314)	653	31	(16,128)
Other (expense) income, net	(239)	(7,319)	45	—	(5,273)	—	(12,786)

Income (loss) before income tax	$425,494	$103,328	$99,609	$18,618	$(136,085)	$(120)	$510,844

Capital expenditures	$172,465	$325,142	$63,103	$40,744	$38,968	$—	$640,422

Nine Months Ended September 30, 2007
Service and other revenues	$1,280,982	$574,264	$293,538	$128,947	$2,454	$(859)	$2,279,326
Digital handset and accessory revenues	18,093	25,257	24,270	9,201	5	—	76,826

Operating revenues	$1,299,075	$599,521	$317,808	$138,148	$2,459	$(859)	$2,356,152

Segment earnings (losses)	$491,556	$145,575	$100,877	$26,019	$(109,818)	$—	$654,209
Management fee	(29,700)	—	—	—	29,700	—	—
Depreciation and amortization	(106,788)	(67,734)	(22,505)	(15,202)	(4,983)	295	(216,917)

Operating income (loss)	355,068	77,841	78,372	10,817	(85,101)	295	437,292
Interest expense	(44,765)	(22,221)	(1,904)	(95)	(28,403)	7,796	(89,592)
Interest income	20,948	501	3,417	499	27,471	(7,796)	45,040
Foreign currency transaction gains, net	899	10,041	1,301	371	25	—	12,637
Debt conversion expense	—	—	—	—	(26,455)	—	(26,455)
Other income (expense), net	2,183	(3,162)	1,586	—	(1,593)	—	(986)

Income (loss) before income tax	$334,333	$63,000	$82,772	$11,592	$(114,056)	$295	$377,936

Capital expenditures	$200,059	$177,927	$42,702	$29,966	$15,277	$—	$465,931

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Corporate	Intercompany
	Mexico	Brazil	Argentina	Peru	and other	Eliminations	Consolidated
	(in thousands)

Three Months Ended September 30, 2008
Service and other revenues	$559,134	$360,081	$137,258	$57,531	$2,411	$(309)	$1,116,106
Digital handset and accessory revenues	28,391	20,049	13,048	5,131	—	—	66,619

Operating revenues	$587,525	$380,130	$150,306	$62,662	$2,411	$(309)	$1,182,725

Segment earnings (losses)	$211,033	$107,480	$46,178	$10,741	$(44,806)	$—	$330,626
Management fee	(8,417)	—	—	—	8,400	17	—
Depreciation and amortization	(52,518)	(40,496)	(10,297)	(5,218)	(3,090)	—	(111,619)

Operating income (loss)	150,098	66,984	35,881	5,523	(39,496)	17	219,007
Interest expense	(15,611)	(14,534)	(724)	(68)	(13,172)	1,643	(42,466)
Interest income	12,858	1,037	379	154	4,011	(1,643)	16,796
Foreign currency transaction (losses) gains, net	(6,819)	(51,747)	2,759	(152)	(458)	(17)	(56,434)
Other (expense) income, net	(80)	(5,767)	1	—	(1,765)	—	(7,611)

Income (loss) before income tax	$140,446	$(4,027)	$38,296	$5,457	$(50,880)	$—	$129,292

Capital expenditures	$45,756	$105,832	$22,842	$18,188	$12,522	$—	$205,140

Three Months Ended September 30, 2007
Service and other revenues	$458,665	$217,163	$105,437	$45,457	$1,072	$(308)	$827,486
Digital handset and accessory revenues	7,445	7,531	8,616	3,320	5	—	26,917

Operating revenues	$466,110	$224,694	$114,053	$48,777	$1,077	$(308)	$854,403

Segment earnings (losses)	$180,616	$51,487	$37,050	$8,146	$(40,639)	$—	$236,660
Management fee	(9,900)	—	—	—	9,900	—	—
Depreciation and amortization	(38,574)	(25,077)	(7,637)	(4,318)	(1,713)	98	(77,221)

Operating income (loss)	132,142	26,410	29,413	3,828	(32,452)	98	159,439
Interest expense	(15,453)	(7,879)	(780)	(28)	(14,068)	2,598	(35,610)
Interest income	8,039	187	1,380	158	15,192	(2,598)	22,358
Foreign currency transaction (losses) gains, net	(309)	5,802	995	317	33	—	6,838
Debt conversion expense	—	—	—	—	(26,455)	—	(26,455)
Other (expense) income, net	(77)	(1,608)	9	(1)	58	—	(1,619)

Income (loss) before income tax	$124,342	$22,912	$31,017	$4,274	$(57,692)	$98	$124,951

Capital expenditures	$43,301	$50,908	$16,935	$6,309	$7,089	$—	$124,542

September 30, 2008
Property, plant and equipment, net	$850,966	$815,687	$219,229	$133,350	$111,156	$(287)	$2,130,101

Identifiable assets	$2,537,254	$1,726,804	$463,930	$269,754	$763,767	$(287)	$5,761,222

December 31, 2007
Property, plant and equipment, net	$803,393	$673,462	$183,889	$107,532	$84,972	$(166)	$1,853,082

Identifiable assets	$2,297,580	$1,540,227	$444,125	$231,018	$923,952	$(166)	$5,436,736

NII HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Related Party Transaction

In August 2008, we entered into agreements with Steven M. Shindler, our executive chairman, pursuant to which we provide management services relating to a Falcon 2000EX aircraft, which we refer to as the managed aircraft, that is leased by SMS Services LLC, or SMS Services, an entity controlled by Mr. Shindler, and leased by SMS Services without crew to certain parties including Mr. Shindler. Under the terms of these agreements, we provide flight crew, maintenance and other administrative services necessary to support the operation of the managed aircraft in exchange for compensation in the form of a monthly management fee and a right to lease the managed aircraft without crew for up to 100 hours per year in exchange for a nominal lease payment pursuant to the lease agreement between us and SMS Services. Both the aircraft management and leasing agreements expire in August 2010 and are automatically renewed for one year terms thereafter unless we or any other party to the agreements elect to withdraw by providing 120 days’ advance notice of non-renewal.

The agreements relating to the management and operation of the managed aircraft provide that certain costs relating to the operation of the managed aircraft, such as maintenance, repair and insurance costs, are passed through to the operators of the managed aircraft, including Mr. Shindler and us. Those agreements also provide for an allocation of the compensation expense, except for stock-based compensation expense, relating to employees of our aviation department among the operators based on an estimate of the combined proportional usage of our aircraft and the managed aircraft, subject to adjustment if the actual use deviates substantially from the estimate. Direct operating costs relating to the use of the managed aircraft such as fuel costs, landing and over-flight fees, and other fees and expenses are borne by the party using the aircraft for the specific flight. For the three months ended September 30, 2008, we charged and received $194 thousand from Mr. Shindler for these costs.

We determined that the terms and conditions of both the aircraft management and leasing agreements are at amounts which would be no less favorable than those negotiated with independent third parties. For the three months ended September 30, 2008, we recognized management fee revenue and rental expense of $47 thousand and $57 thousand, respectively, amounts which reflect the fair values of those activities. We received $5 thousand in net management fees from Mr. Shindler during the three months ended September 30, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following is a discussion and analysis of:

•	our consolidated financial condition and results of operations for the nine- and three-month periods ended September 30, 2008 and 2007; and

•	significant factors which we believe could affect our prospective financial condition and results of operations.

You should read this discussion in conjunction with our 2007 annual report on Form 10-K and our quarterly reports on Form 10-Q for the three months ended March 31, 2008 and June 30, 2008, including, but not limited to, the discussion regarding our critical accounting judgments, as described below. Historical results may not indicate future performance. See “Forward Looking Statements” for risks and uncertainties that may impact our future performance.

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

Although the economies in the countries where we operate have, in recent periods, been relatively more stable compared to historical periods, those economies have historically been volatile. During the three months ended September 30, 2008, the United States and global economies experienced a significant downturn. That downturn will affect to varying degrees the growth of the economies in the countries in which our operating companies conduct business. If these global economic conditions continue or worsen, or have a more significant impact in the countries in which we operate, it may adversely affect our results of operations. In addition, over the course of the last two years, the inflation rate in Argentina has risen significantly, and we expect that it may continue to remain elevated over the next several years, which will increase our costs and could reduce the profitability of our operations in Argentina.

In September 2008 and subsequent to the end of the third quarter, the values of the currencies in the countries in which our operating companies conduct business have depreciated significantly relative to the U.S. dollar. Because nearly all of our revenues are earned in non-U.S. currencies, and a significant portion of our outstanding debt is denominated in U.S. dollars, the depreciation of those local currencies relative to the U.S. dollar could make it more costly for us to service our debt obligations in the future. In addition, we pay for some of our operating expenses and capital expenditures in U.S. dollars. The depreciation of the local currencies results in increased costs to us for imported equipment and may, at the same time, decrease demand for our products and services in the affected markets. Further, because we report our results of operations in U.S. dollars, changes in relative currency valuations may result in reductions in our reported revenues, operating income and earnings, as well as negative adjustments to the carrying value of our assets, including the value of cash investments in local currencies. As of September 30, 2008, approximately 44% of our total cash and cash equivalents was held in currencies other than U.S. dollars, with a majority held in Mexican pesos. Accordingly, if the values of the local currencies relative to the U.S. dollar remain at the average levels that prevailed during October 2008 or if these values depreciate further, we would expect our operating results in future periods, and the value of our assets held in local currencies, to be adversely affected.

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

Preserving the iDEN Opportunity.  The iDEN networks that we operate allow us to offer differentiated services like Direct Connect while offering high quality voice telephony and innovative data services. The iDEN technology is unique in that it is the only widespread, commercially available digital technology that operates on non-contiguous spectrum, which is important to us because much of the spectrum that our operating companies hold in each of the markets we serve is non-contiguous. Because Motorola is the sole supplier of iDEN technology, we are dependent on Motorola’s support of the evolution of the iDEN technology and of the development of new features, functionality and handset models. Sprint Nextel Corporation is the largest customer of Motorola with respect to iDEN technology and, in the past, has provided significant support with respect to new product development for that technology. In recent years, Sprint Nextel Corporation has reduced its commitment to the development of new iDEN handsets and features, and there has been a decline in the number of handsets purchased by them; however, Sprint Nextel Corporation has recently announced the launch of several new iDEN handsets, and there has been an increase in the level of Sprint Nextel Corporation’s advertising and promotion of iDEN services. In light of the reduction in Sprint Nextel Corporation’s development efforts, we have increased our effort and support of iDEN handset product development and now lead the majority of that development activity in support of our customers’ needs. In addition, we have entered into arrangements with Motorola that are designed to provide us with a continued source of iDEN network equipment and handsets in an environment in which Sprint Nextel’s purchases and support of future development of that equipment may decline. Specifically, in September 2006, we entered into agreements to extend our relationship with Motorola for the supply of iDEN handsets and iDEN network infrastructure through December 31, 2011. Under these agreements, Motorola agreed to maintain an adequate supply of the iDEN handsets and equipment used in our business for the term of the agreement and to continue to invest in the development of new iDEN devices and infrastructure features. In addition, we agreed to annually escalating handset volume purchase commitments and certain pricing parameters for handsets and infrastructure linked to the volume of our purchases. If we do not meet the specified handset volume commitments, we would be required to pay an additional amount based on any shortfall of actual purchased handsets compared to the related annual volume commitment. During the first quarter of 2008, Motorola announced plans to separate its mobile devices division into a separate public entity through a spin-off of that division; however, in October 2008, Motorola announced its intention to delay this spin-off. While we cannot determine the impact of Motorola’s planned separation of the mobile devices business on its iDEN business, Motorola’s obligations under our existing agreements, including the obligation to supply us with iDEN handsets and network equipment, remain in effect.

Planning for the Future.  Another key component in our overall strategy is to expand and improve the innovative and differentiated services we offer and evaluate the technologies necessary to provide those services. One such initiative is to develop and offer a broader range of data services on our networks and to evaluate the feasibility of offering next generation voice and broadband data services in the future. This focus on offering innovative and differentiated services requires that we continue to invest in, evaluate and, if appropriate, deploy new services and enhancements to our existing services as well as, in some cases, consider and pursue acquisitions of assets that include spectrum licenses to deploy these services, including in auctions of newly available spectrum and through transactions involving acquisitions of existing spectrum rights. We continue to remain interested in participating in auctions of this nature, particularly in Brazil and Mexico, to the extent that obtaining new spectrum can be achieved on terms that are consistent both with our business plans and technology strategy.

Technology Strategy.  As part of our ongoing assessment of our ability to meet our customers’ current and future needs, we continually review alternate technologies to assess their technical performance, cost and functional capabilities. These reviews may involve the deployment of the technologies under consideration on a trial basis in order to evaluate their capabilities and market demand for the supported services. We will deploy a new technology beyond the minimum levels required by the terms of our spectrum licenses only if it is warranted by expected customer demand and when the anticipated benefits of services supported by the new technology outweigh the costs of providing those services. Our decision whether and how to deploy alternative technologies, as well as our choice of alternative technologies, would likely be affected by a number of factors, including the types of features and services supported by the technology and our assessment of the demand for those features and services, the availability and pricing of related equipment, the spectrum bands available for purchase in our markets and whether other wireless carriers are operating or plan to operate a particular technology in those spectrum bands, our need to continue to support iDEN-based services for our existing customer base either on an ongoing or transitional basis and the availability and terms of any financing that we would be required to raise in order to fund the deployment of an alternative technology. See “Future Capital Needs and Resources” for more information.

In July 2007, we were awarded a nationwide license of 35 MHz of 1.9 GHz spectrum in Peru for a term of 20 years through a governmental auction process that requires us to deploy new digital network technology within specified timeframes throughout Peru, including in areas that we do not currently serve. We are in the process of developing and deploying a third generation network in Peru using this spectrum. The regulatory authorities in Peru recently approved our plans for the deployment of this new network. We believe that these plans will enable us to significantly increase the size of our opportunity in Peru by allowing us to offer new and differentiated services to a larger base of potential customers.

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

Digital Handsets in Commercial Service

The table below provides an overview of our total handsets in commercial service in the countries indicated as of September 30, 2008 and December 31, 2007. For purposes of the table, handsets in commercial service represent all handsets with active customer accounts on the networks in each of the listed countries.

	Mexico	Brazil	Argentina	Peru	Chile	Total
	(handsets in thousands)

Digital handsets in commercial service — December 31, 2007	2,140	1,290	812	477	10	4,729
Net subscriber additions	445	385	126	143	11	1,110

Digital handsets in commercial service — September 30, 2008	2,585	1,675	938	620	21	5,839

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

There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2008 compared to those discussed in our 2007 annual report of Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Ratio of Earnings to Fixed Charges

Three Months
Ended
September 30,
2008	2007

3.17x	3.67x

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

Reclassifications

We have reclassified certain prior year amounts in our unaudited condensed consolidated financial statements to conform to our current year presentation. Specifically, for the nine and three months ended September 30, 2007, we corrected the classification of $20.4 million and $7.7 million, respectively, from cost of service to cost of digital handset and accessory sales related to costs incurred in connection with replacement handsets sold to current customers. These revisions did not have a material impact on previously reported balances.

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

Our service and other revenues and the variable component of our cost of service are primarily driven by the number of digital handsets in service and not necessarily by the number of customers, as one customer may purchase one or many digital handsets. Our digital handset and accessory revenues and cost of digital handset and accessory sales are primarily driven by the number of new handsets placed into service, as well as handset upgrades provided to existing customers during the year.

Selling and marketing expenses include all of the expenses related to acquiring customers. General and administrative expenses include expenses related to revenue-based taxes, billing, customer care, collections including bad debt, repairs and maintenance of management information systems, spectrum license fees, corporate overhead and share-based payment for stock options and restricted stock.

a.	Consolidated

		% of		% of
		Consolidated		Consolidated	Change from
	September 30,	Operating	September 30,	Operating	Previous Year
	2008	Revenues	2007	Revenues	Dollars	Percent
	(dollars in thousands)

Nine Months Ended
Operating revenues
Service and other revenues	$3,106,909	95%	$2,279,326	97%	$827,583	36%
Digital handset and accessory revenues	172,987	5%	76,826	3%	96,161	125%

	3,279,896	100%	2,356,152	100%	923,744	39%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(848,557)	(26)%	(609,827)	(27)%	(238,730)	39%
Cost of digital handsets and accessories	(455,876)	(14)%	(320,608)	(13)%	(135,268)	42%

	(1,304,433)	(40)%	(930,435)	(40)%	(374,008)	40%
Selling and marketing expenses	(435,077)	(13)%	(312,380)	(13)%	(122,697)	39%
General and administrative expenses	(618,936)	(19)%	(459,128)	(20)%	(159,808)	35%
Depreciation and amortization	(310,924)	(9)%	(216,917)	(9)%	(94,007)	43%

Operating income	610,526	19%	437,292	18%	173,234	40%
Interest expense, net	(124,092)	(4)%	(89,592)	(4)%	(34,500)	39%
Interest income	53,324	2%	45,040	2%	8,284	18%
Foreign currency transaction (losses) gains, net	(16,128)	(1)%	12,637	1%	(28,765)	(228)%
Debt conversion expense	—	—	(26,455)	(1)%	26,455	(100)%
Other expense, net	(12,786)	—	(986)	—	(11,800)	NM

Income before income tax provision	510,844	16%	377,936	16%	132,908	35%
Income tax provision	(150,215)	(5)%	(128,026)	(5)%	(22,189)	17%

Net income	$360,629	11%	$249,910	11%	$110,719	44%

		% of		% of
		Consolidated		Consolidated	Change from
	September 30,	Operating	September 30,	Operating	Previous Year
	2008	Revenues	2007	Revenues	Dollars	Percent
	(dollars in thousands)

Three Months Ended
Operating revenues
Service and other revenues	$1,116,106	94%	$827,486	97%	$288,620	35%
Digital handset and accessory revenues	66,619	6%	26,917	3%	39,702	147%

	1,182,725	100%	854,403	100%	328,322	38%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(305,565)	(26)%	(223,617)	(27)%	(81,948)	37%
Cost of digital handsets and accessories	(162,478)	(14)%	(112,066)	(12)%	(50,412)	45%

	(468,043)	(40)%	(335,683)	(39)%	(132,360)	39%
Selling and marketing expenses	(158,103)	(13)%	(115,602)	(14)%	(42,501)	37%
General and administrative expenses	(225,953)	(19)%	(166,458)	(19)%	(59,495)	36%
Depreciation and amortization	(111,619)	(9)%	(77,221)	(9)%	(34,398)	45%

Operating income	219,007	19%	159,439	19%	59,568	37%
Interest expense, net	(42,466)	(3)%	(35,610)	(4)%	(6,856)	19%
Interest income	16,796	1%	22,358	2%	(5,562)	(25)%
Foreign currency transaction (losses) gains, net	(56,434)	(5)%	6,838	1%	(63,272)	NM
Debt conversion expense	—	—	(26,455)	(3)%	26,455	(100)%
Other expense, net	(7,611)	(1)%	(1,619)	—	(5,992)	NM

Income before income tax provision	129,292	11%	124,951	15%	4,341	3%
Income tax provision	(37,506)	(3)%	(43,285)	(5)%	5,779	(13)%

Net income	$91,786	8%	$81,666	10%	$10,120	12%

NM-Not Meaningful

During 2007 and continuing into the first nine months of 2008, we significantly expanded our subscriber base across all of our markets with the majority of this growth concentrated in Mexico and Brazil. As a result, both our consolidated revenues and consolidated operating expenses increased substantially from the first nine months of 2007 to the first nine months of 2008. Both our consolidated operating margin and our other consolidated operating expenses as a percentage of consolidated operating revenues remained relatively stable from the first nine months of 2007 to the same period in 2008. During the first nine months of 2008, we experienced a higher consolidated customer turnover rate, which resulted primarily from the more competitive sales environment in Mexico. While we have implemented initiatives that have recently begun to stabilize our customer turnover rate, the competitive conditions we face may adversely affect our ability to retain customers, particularly in Mexico.

Coverage expansion and network improvements resulted in consolidated capital expenditures totaling $640.4 million for the nine months ended September 30, 2008, which represented a $174.5 million increase from the comparable period in 2007. This increase in capital expenditures was the result of the expansion of both the geographic coverage and the quality and capacity of our networks, particularly in Brazil and Mexico, consistent with our plan to continue to expand our consolidated customer base in both new and existing areas in those markets. While we expect that the amounts invested by Nextel Brazil and Nextel Mexico to expand the coverage of their networks and to improve their quality and capacity will continue to represent the majority of our total capital expenditure investments in the future, we expect the capital expenditures invested by Nextel Brazil to increase due to our decision to expand our network coverage in Brazil. In addition, our deployment of a new network in Peru will require significant capital expenditures throughout the remainder of 2008 and in subsequent years. See “Future Capital Needs and Resources — Capital Expenditures.” for more information.

As described in more detail in the discussion of segment results below, our results of operations for the nine and three months ended September 30, 2008 were affected by the appreciation of local currencies relative to the U.S. dollar, particularly in Brazil. As a result, the components of our consolidated results of operations for the nine and three months ended September 30, 2008 reflect higher increases in U.S. dollar-denominated revenues and expenses than would have occurred if it were not for the impact of the appreciation in the values of the local market currencies relative to the U.S. dollar. While our results reflect the impact of the appreciation of local currencies relative to the U.S. dollar for the nine and three months ended September 30, 2008, the values of these local currencies in each of our markets have depreciated significantly relative to the U.S. dollar subsequent to September 30, 2008. Our operating results in future periods will be adversely affected if the values of the local currencies relative to the U.S. dollar remain at the average levels that prevailed during October 2008 or if those values depreciate further.

1.	Operating revenues

The $827.6 million, or 36%, and $288.6 million, or 35%, increases in consolidated service and other revenues from the nine and three months ended September 30, 2007 to the same periods in 2008 are primarily due to 35% and 34% increases in the average number of total digital handsets in service, primarily in Mexico and Brazil. These increases are the result of continued strong demand for our services and our balanced growth and expansion strategy. Average consolidated revenues per handset remained relatively stable from the nine and three months ended September 30, 2007 to the same periods in 2008.

The $96.2 million, or 125%, and $39.7 million, or 147%, increases in consolidated digital handset and accessory revenues from the nine and three months ended September 30, 2007 to the same periods in 2008 are primarily due to 89% and 99% increases in handset upgrades for existing subscribers, increases in the average price per handset upgrade due to the launch of new handset models and 32% and 33% increases in handset sales to new subscribers.

2.	Cost of revenues

The $238.7 million, or 39%, and $81.9 million, or 37%, increases in consolidated cost of service from the nine and three months ended September 30, 2007 to the same periods in 2008 are principally a result of the following:

•	$115.3 million, or 35%, and $39.2 million, or 33%, increases in consolidated interconnect costs resulting from 24% and 25% increases in consolidated interconnect minutes of use and an increase, primarily in Brazil, in the proportion of mobile-to-mobile minutes of use, which generally have higher per minute interconnection costs;

•	$56.9 million, or 30%, and $20.5 million, or 30%, increases in consolidated direct switch and transmitter and receiver site costs resulting from a 19% increase in the total number of sites in service from September 30, 2007 to September 30, 2008, as well as increased operating and maintenance costs per site for new and existing sites; and

•	$41.7 million, or 62%, and $14.8 million, or 60%, increases in consolidated service and repair costs mainly resulting from 35% and 28% increases in the number of subscribers participating under our handset maintenance programs, as well as higher costs per handset serviced.

The $135.3 million, or 42%, and $50.4 million, or 45%, increases in consolidated cost of digital handset and accessory sales from the nine and three months ended September 30, 2007 to the same periods in 2008 are primarily due to 32% and 33% increases in handset sales to new customers and 89% and 99% increases in handset upgrades for existing subscribers.

3.	Selling and marketing expenses

The $122.7 million, or 39%, and $42.5 million, or 37%, increases in consolidated selling and marketing expenses from the nine and three months ended September 30, 2007 to the same periods in 2008 are principally a result of the following:

•	$55.9 million, or 45%, and $14.7 million, or 31%, increases in consolidated indirect commissions resulting from 34% and 35% increases in total gross subscriber additions generated through external sales channels and increased commission rates in Mexico;

•	$46.2 million, or 41%, and $16.5 million, or 40%, increases in consolidated payroll expenses and direct commissions resulting from 30% increases in total gross subscriber additions generated by internal sales personnel over both periods, as well as higher payroll and related costs due to increases in selling and marketing personnel necessary to support continued sales growth; and

•	$17.5 million, or 28%, and $10.4 million, or 46%, increases in consolidated advertising expenses, primarily in Mexico and Brazil, mainly related to the launch of new markets in connection with our expansion plan and increased advertising initiatives related to overall subscriber growth.

4.	General and administrative expenses

The $159.8 million, or 35%, and $59.5 million, or 36%, increases in consolidated general and administrative expenses from the nine and three months ended September 30, 2007 to the same periods in 2008 are primarily a result of the following:

•	$55.0 million, or 46%, and $20.7 million, or 47%, increases in consolidated customer care expenses, mainly payroll and related expenses, resulting from additional customer care personnel necessary to support a larger customer base, as well as increased salaries;

•	$34.9 million, or 16%, and $12.9 million, or 17%, increases in general corporate costs largely due to higher personnel costs related to increases in headcount and higher facilities-related expenses due to continued subscriber growth and expansion into new areas;

•	$27.5 million, or 83%, and $10.1 million, or 89%, increases in consolidated bad debt expense, primarily as a result of the 39% and 38% increases in consolidated operating revenues and a decrease in collection rates in Mexico. As a result, bad debt expense as a percentage of revenue increased from 1.4% for the nine months ended September 30, 2007 to 1.9% for the same period in 2008 and from 1.3% for the third quarter of 2007 to 1.8% for the third quarter of 2008;

•	$24.0 million, or 72%, and $8.4 million, or 67%, increases in revenue-based taxes in Brazil that we report on a gross basis as both service and other revenues and general and administrative expenses; and

•	$15.4 million, or 37%, and $7.0 million, or 47%, increases in information technology expenses primarily related to higher payroll and related expenses, increased expenses related to the implementation of new billing systems and increased maintenance costs.

5.	Depreciation and amortization

The $94.0 million, or 43%, and $34.4 million, or 45%, increases in consolidated depreciation and amortization from the nine and three months ended September 30, 2007 to the same periods in 2008 are primarily due to a 28% increase in our consolidated property, plant and equipment in service from September 30, 2007 to September 30, 2008 resulting from the continued expansion of our networks, mainly in Brazil and Mexico, as well as $17.1 million and $4.8 million increases in amortization related to the 3.4 GHz licenses that Mexico began using in September 2007.

6.	Interest expense, net

The $34.5 million, or 39%, and $6.9 million, or 19%, increases in consolidated interest expense from the nine and three months ended September 30, 2007 to the same periods in 2008 are primarily due to the following:

•	$17.6 million and $6.4 million increases in interest incurred on our towers financing transactions and capital lease obligations in Mexico and Brazil from the nine and three months ended September 30, 2007 to the same periods in 2008 primarily due to increases in both the number of towers financed and capital leases;

•	a $15.6 million increase in interest expense from the nine months ended September 30, 2007 to the same period in 2008 due to the issuance of our 3.125% convertible notes during the second quarter of 2007, partially offset by a $4.8 million decrease in interest expense over the same period due to the conversion of our 2.875% convertible notes in the third quarter of 2007; and

•	$11.1 million and $3.8 million in interest incurred on borrowings under Nextel Brazil’s syndicated loan facility that were funded between October 2007 and March 2008, partially offset by $3.4 million and $1.5 million decreases in interest expense due to a principal payment made by Nextel Mexico on its syndicated loan facility in April 2008.

7.	Foreign currency transaction (losses) gains, net

Consolidated foreign currency transaction losses of $16.1 million and $56.4 million for the nine and three months ended September 30, 2008 are primarily a result of the impact of the depreciation of the Brazilian real relative to the U.S. dollar during the third quarter of 2008 on Nextel Brazil’s U.S. dollar-denominated liabilities, primarily its syndicated loan facility.

Consolidated foreign currency transaction gains of $12.6 million and $6.8 million for the nine and three months ended September 30, 2007 are primarily a result of the impact of the appreciation of the value of the Brazilian real relative to the U.S. dollar on Nextel Brazil’s U.S. dollar-denominated liabilities, primarily its short-term intercompany payables.

8.	Debt conversion expense

The $26.5 million in debt conversion expense for the nine and three months ended September 30, 2007 represents cash consideration that we paid in connection with the tender offer for 99.99% of our 2.875% convertible notes during the third quarter of 2007.

9.	Income tax provision

The $22.2 million, or 17%, increase in the consolidated income tax provision from the nine months ended September 30, 2007 to the same period in 2008 is primarily due to the $132.9 million, or 35%, increase in income before taxes. This increase in tax expense is partially offset by 2008 tax benefits in certain of our foreign markets generated in the third quarter and discussed below.

The $5.8 million, or 13%, decrease in the consolidated income tax provision from the three months ended September 30, 2007 to the same period in 2008 is primarily due to tax benefits in certain of our foreign markets, including a business reorganization that resulted in the generation of tax credits and the anticipated fourth quarter declaration of tax deductible dividends.

Segment Results

We evaluate performance of our segments and provide resources to them based on operating income before depreciation and amortization and impairment, restructuring and other charges, which we refer to as segment earnings. Because we do not view share-based compensation as an important element of operational performance, we recognize share-based payment expense at the corporate level and exclude it when evaluating the business performance of our segments. The tables below provide a summary of the components of our consolidated segments for the nine and three months ended September 30, 2008 and 2007. The results of Nextel Chile are included in “Corporate and other.”

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Nine Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
September 30, 2008	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
	(dollars in thousands)

Nextel Mexico	$1,650,857	50%	$(588,468)	45%	$(459,876)	44%	$602,513
Nextel Brazil	1,031,601	31%	(431,342)	33%	(317,531)	30%	282,728
Nextel Argentina	414,822	13%	(188,239)	14%	(98,588)	9%	127,995
Nextel Peru	177,156	6%	(91,099)	7%	(52,686)	5%	33,371
Corporate and other	6,415	—	(6,240)	1%	(125,332)	12%	(125,157)
Intercompany eliminations	(955)	—	955	—	—	—	—

Total consolidated	$3,279,896	100%	$(1,304,433)	100%	$(1,054,013)	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Three Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
September 30, 2008	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
	(dollars in thousands)

Nextel Mexico	$587,525	50%	$(211,838)	45%	$(164,654)	43%	$211,033
Nextel Brazil	380,130	32%	(154,032)	33%	(118,618)	31%	107,480
Nextel Argentina	150,306	13%	(67,523)	14%	(36,605)	9%	46,178
Nextel Peru	62,662	5%	(32,604)	7%	(19,317)	5%	10,741
Corporate and other	2,411	—	(2,355)	1%	(44,862)	12%	(44,806)
Intercompany eliminations	(309)	—	309	—	—	—	—

Total consolidated	$1,182,725	100%	$(468,043)	100%	$(384,056)	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Nine Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
September 30, 2007	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
	(dollars in thousands)

Nextel Mexico	$1,299,075	55%	$(453,836)	49%	$(353,683)	46%	$491,556
Nextel Brazil	599,521	25%	(254,211)	27%	(199,735)	26%	145,575
Nextel Argentina	317,808	14%	(147,746)	16%	(69,185)	9%	100,877
Nextel Peru	138,148	6%	(72,856)	8%	(39,273)	5%	26,019
Corporate and other	2,459	—	(2,645)	—	(109,632)	14%	(109,818)
Intercompany eliminations	(859)	—	859	—	—	—	—

Total consolidated	$2,356,152	100%	$(930,435)	100%	$(771,508)	100%

						% of
						Consolidated
		% of		% of	Selling,	Selling,
		Consolidated		Consolidated	General and	General and	Segment
Three Months Ended	Operating	Operating	Cost of	Cost of	Administrative	Administrative	Earnings
September 30, 2007	Revenues	Revenues	Revenues	Revenues	Expenses	Expenses	(Losses)
	(dollars in thousands)

Nextel Mexico	$466,110	55%	$(160,147)	48%	$(125,347)	45%	$180,616
Nextel Brazil	224,694	26%	(95,961)	28%	(77,246)	27%	51,487
Nextel Argentina	114,053	13%	(52,472)	16%	(24,531)	9%	37,050
Nextel Peru	48,777	6%	(26,390)	8%	(14,241)	5%	8,146
Corporate and other	1,077	—	(1,021)	—	(40,695)	14%	(40,639)
Intercompany eliminations	(308)	—	308	—	—	—	—

Total consolidated	$854,403	100%	$(335,683)	100%	$(282,060)	100%

In accordance with accounting principles generally accepted in the United States, we translated the results of operations of our operating segments using the average exchange rates for the nine and three months ended September 30, 2008 and 2007. The following table presents the average exchange rates we used to translate the results of operations of our operating segments, as well as changes from the average exchange rates utilized in the prior period. Because the U.S. dollar is the functional currency in Peru, Nextel Peru’s results of operations are not significantly impacted by changes in the U.S. dollar to Peruvian sol exchange rate.

	Nine Months Ended September 30,
	2008	2007	Percent Change

Mexican peso	10.52	10.95	4%
Brazilian real	1.69	2.00	19%
Argentine peso	3.11	3.11	—

	Three Months Ended September 30,
	2008	2007	Percent Change

Mexican peso	10.31	10.96	6%
Brazilian real	1.67	1.92	15%
Argentine peso	3.04	3.14	3%

While our results of operations reflect the impact of the appreciation of the value of local currencies relative to the U.S. dollar for the nine and three months ended September 30, 2008, the values of these local currencies in each of our markets have depreciated significantly relative to the U.S. dollar subsequent to September 30, 2008. Our operating results in future periods will be adversely affected if the value of these local currencies relative to the U.S. dollar remain at the average levels that prevailed during October 2008 or if those values depreciate further.

A discussion of the results of operations for each of our reportable segments is provided below.

b.	Nextel Mexico

		% of		% of
		Nextel		Nextel
		Mexico’s		Mexico’s	Change from
	September 30,	Operating	September 30,	Operating	Previous Year
	2008	Revenues	2007	Revenues	Dollars	Percent
	(dollars in thousands)

Nine Months Ended
Operating revenues
Service and other revenues	$1,583,235	96%	$1,280,982	99%	$302,253	24%
Digital handset and accessory revenues	67,622	4%	18,093	1%	49,529	274%

	1,650,857	100%	1,299,075	100%	351,782	27%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(308,858)	(19)%	(251,656)	(19)%	(57,202)	23%
Cost of digital handsets and accessories	(279,610)	(17)%	(202,180)	(16)%	(77,430)	38%

	(588,468)	(36)%	(453,836)	(35)%	(134,632)	30%
Selling and marketing expenses	(243,927)	(15)%	(184,160)	(14)%	(59,767)	32%
General and administrative expenses	(215,949)	(13)%	(169,523)	(13)%	(46,426)	27%

Segment earnings	602,513	36%	491,556	38%	110,957	23%
Management fee	(25,169)	(1)%	(29,700)	(2)%	4,531	(15)%
Depreciation and amortization	(148,674)	(9)%	(106,788)	(9)%	(41,886)	39%

Operating income	428,670	26%	355,068	27%	73,602	21%
Interest expense, net	(47,343)	(3)%	(44,765)	(3)%	(2,578)	6%
Interest income	34,710	2%	20,948	2%	13,762	66%
Foreign currency transaction gains, net	9,696	1%	899	—	8,797	NM
Other (expense) income, net	(239)	—	2,183	—	(2,422)	(111)%

Income before income tax	$425,494	26%	$334,333	26%	$91,161	27%

Three Months Ended
Operating revenues
Service and other revenues	$559,134	95%	$458,665	98%	$100,469	22%
Digital handset and accessory revenues	28,391	5%	7,445	2%	20,946	281%

	587,525	100%	466,110	100%	121,415	26%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(109,826)	(19)%	(91,541)	(19)%	(18,285)	20%
Cost of digital handsets and accessories	(102,012)	(17)%	(68,606)	(15)%	(33,406)	49%

	(211,838)	(36)%	(160,147)	(34)%	(51,691)	32%
Selling and marketing expenses	(87,471)	(15)%	(66,200)	(14)%	(21,271)	32%
General and administrative expenses	(77,183)	(13)%	(59,147)	(13)%	(18,036)	30%

Segment earnings	211,033	36%	180,616	39%	30,417	17%
Management fee	(8,417)	(1)%	(9,900)	(2)%	1,483	(15)%
Depreciation and amortization	(52,518)	(9)%	(38,574)	(9)%	(13,944)	36%

Operating income	150,098	26%	132,142	28%	17,956	14%
Interest expense, net	(15,611)	(3)%	(15,453)	(3)%	(158)	1%
Interest income	12,858	2%	8,039	2%	4,819	60%
Foreign currency transaction losses, net	(6,819)	(1)%	(309)	—	(6,510)	NM
Other expense, net	(80)	—	(77)	—	(3)	4%

Income before income tax	$140,446	24%	$124,342	27%	$16,104	13%

NM-Not Meaningful

Nextel Mexico continues to be our largest and most profitable market segment, comprising 50% of our consolidated operating revenues and generating a 36% segment earnings margin for the nine months ended September 30, 2008, which was slightly lower than the margin reported for the nine months ended September 30, 2007. During the first nine months of 2008, Nextel Mexico’s results of operations reflected increased costs incurred in connection with its expansion efforts, including network, personnel and other expenses, related to the expansion of the coverage, and the quality and capacity of its network to support subscriber growth during the period.

Over the past year, some of Nextel Mexico’s competitors have significantly lowered their prices for postpaid wireless services, offered free or significantly discounted handsets, specifically targeted some of Nextel Mexico’s largest corporate customers, offered various incentives to Nextel Mexico’s customers to switch service providers, including reimbursement of cancellation fees, and offered bundled telecommunications services that include local, long distance and data services. Nextel Mexico is addressing these competitive actions by, among other things, launching attractive commercial campaigns offering handsets to new and existing customers and offering more competitive rate plans, which result in lower average revenues per subscriber. In addition, beginning in the third quarter of 2007 and continuing into 2008, Nextel Mexico took a number of steps to improve its competitiveness including the implementation of an increase in its commission rates and other modifications to its compensation arrangements with its external sales channels in an effort to promote additional sales through these channels. These changes to the compensation arrangements have led to an increase in indirect commission expense during the first nine months of 2008 compared to the first nine months of 2007 and are expected to continue for the remainder of 2008. The more competitive environment in Mexico also resulted in lower average revenue per subscriber in local currency and a higher customer turnover rate during the nine months ended September 30, 2008 compared to the same period in 2007. As Nextel Mexico continues to expand its customer base in both new and existing markets and continues to address a more competitive sales environment, Nextel Mexico’s average revenue per subscriber could continue to decline on a local currency basis during the remainder of 2008. While we have implemented initiatives that have recently begun to stabilize the customer turnover rate in Mexico, the competitive conditions we face there may adversely affect our ability to retain customers.

Coverage expansion and network improvements in Mexico resulted in capital expenditures totaling $172.5 million for the nine months ended September 30, 2008, which represents 27% of our consolidated capital expenditures for the first nine months of 2008 and which is a decrease from 43% of consolidated capital expenditures during the first nine months of 2007. While we expect that Nextel Mexico will continue to represent a significant portion of our total capital expenditures in the future, as we continue to increase the coverage and capacity of our networks in our existing markets, we expect its percentage of total capital expenditures to decrease now that its expansion plans launched in 2005 are substantially complete and as we pursue more aggressive expansion plans in our other markets. We expect subscriber growth in Mexico to continue as we build a customer base in new markets that were recently launched.

The average value of the Mexican peso for the nine and three months ended September 30, 2008 appreciated relative to the U.S. dollar by 4% and 6%, respectively, from the same periods in 2007. As a result, the components of Nextel Mexico’s results of operations for the nine and three months ended September 30, 2008 after translation into U.S. dollars reflect slightly higher increases in U.S. dollar-denominated revenues and expenses than would have occurred if it were not for the impact of the appreciation in the average values of the peso relative to the U.S. dollar. While the Mexican peso appreciated relative to the U.S. dollar during the nine and three months ended September 30, 2008, there has been a significant depreciation in the value of the Mexican peso relative to the U.S. dollar subsequent to September 30, 2008. Nextel Mexico’s results of operations will be adversely affected in future periods if the average values of the Mexican peso relative to the U.S. dollar remain at the levels that prevailed during October 2008 or if those values depreciate further.

1.	Operating revenues

The $302.3 million, or 24%, and $100.5 million, or 22%, increases in service and other revenues from the nine and three months ended September 30, 2007 to the same periods in 2008 are primarily due to the following:

•	33% and 31% increases in the average number of digital handsets in service resulting from growth in Nextel Mexico’s existing markets, as well as the expansion of service coverage into new markets launched in the second half of 2007 and in 2008; and

•	$20.8 million, or 38%, and $7.0 million, or 34%, increases in revenues generated from Nextel Mexico’s handset maintenance program as a result of increases in the number of subscribers participating in this program.

These increases were partially offset by declines in average service revenue per subscriber due to the launch of more competitive rate plans described above.

The $49.5 million and $20.9 million increases in digital handset and accessory revenues from the nine and three months ended September 30, 2007 to the same periods in 2008 are primarily due to 73% and 104% increases in handset upgrades for existing subscribers over both periods, 28% and 30% increases in handset sales to new subscribers and increases in the average price paid by subscribers for handset upgrades and handset sales.

2.	Cost of revenues

The $57.2 million, or 23%, and $18.3 million, or 20%, increases in cost of service from the nine and three months ended September 30, 2007 to the same periods in 2008 are principally a result of the following:

•	$17.7 million, or 13%, and $5.6 million, or 12%, increases in interconnect costs, largely as a result of 13% and 12% increases in interconnect system minutes of use;

•	$17.0 million, or 19%, and $6.4 million, or 20%, increases in direct switch and transmitter and receiver site costs resulting from a 10% increase in the number of sites in service from September 30, 2007 to September 30, 2008, as well as increased operating and maintenance costs per site for new and existing sites;

•	$9.1 million, or 45%, and $2.2 million, or 29%, increases in service and repair costs largely due increased costs of repairs as well as a 20% increase in the number of subscribers participating in Nextel Mexico’s handset maintenance program; and

•	$8.4 million and $3.0 million increases in facilities and administrative costs largely due to higher product support costs.

The $77.4 million, or 38%, and $33.4 million, or 49%, increases in cost of digital handset and accessory sales from the nine and three months ended September 30, 2007 to the same periods in 2008 are primarily due to 73% and 104% increases in handset upgrades for existing subscribers over both periods, as well as 28% and 30% increases in handset sales to new subscribers, partially offset by a reduction in handset unit costs.

3.	Selling and marketing expenses

The $59.8 million, or 32%, and $21.3 million, or 32%, increases in selling and marketing expenses from the nine and three months ended September 30, 2007 to the same periods in 2008 are primarily a result of the following:

•	$37.7 million, or 44%, and $8.4 million, or 26%, increases in indirect commissions, primarily due to 30% and 34% increases in gross subscriber additions generated by Nextel Mexico’s external sales channels, as well as increased commission rates that Nextel Mexico implemented during the third quarter of 2007;

•	$16.2 million, or 30%, and $6.1 million, or 32%, increases in direct commissions and payroll expenses, principally due to 26% and 25% increases in gross subscriber additions generated by Nextel Mexico’s internal sales personnel, as well as an increase in average direct commission earned per handset sale; and

•	$5.8 million, or 16%, and $6.9 million, or 57%, increases in advertising costs resulting from the launch of new rate plans, as well as an increase in advertising expenses during the third quarter of 2008 designed specifically to increase the market awareness of the Nextel brand name in Mexico.

4.	General and administrative expenses

The $46.4 million, or 27%, and $18.0 million, or 30%, increases in general and administrative expenses from the nine and three months ended September 30, 2007 to the same periods in 2008 are largely a result of the following:

•	$20.3 million, or 103%, and $7.6 million, or 113%, increases in bad debt expense, which increased as percentages of revenue from 1.5% and 1.4% for the nine and three months ended September 30, 2007 to 2.4% for the nine and three months ended September 30, 2008, primarily due to a decrease in customer collections from new subscribers that have higher credit risk;

•	$19.1 million, or 31%, and $7.3 million, or 33%, increases in customer care expenses primarily due to increases in payroll and employee related expenses which were caused by 27% and 24% increases in customer care personnel necessary to support a growing customer base; and

•	$4.4 million, or 30%, and $1.9 million, or 36%, increases in information technology expenses resulting from increases in systems maintenance expenses, as well as increases in payroll and related expenses caused by more information technology personnel.

5.	Depreciation and amortization

The $41.9 million, or 39%, and $13.9 million, or 36%, increases in depreciation and amortization from the nine and three months ended September 30, 2007 to the same periods in 2008 are primarily due to higher depreciation related to a 17% increase in Nextel Mexico’s property, plant and equipment in service resulting from the continued build-out of Nextel Mexico’s network in connection with its growth objectives, as well as $17.1 million and $4.8 million increases in amortization related to the 3.4 GHz licenses that Nextel Mexico began using in September 2007.

6.	Interest income

The $13.8 million, or 66%, and $4.8 million, or 60%, increases in interest income from the nine and three months ended September 30, 2007 to the same periods in 2008 are primarily a result of higher average cash balances.

7.	Foreign currency transaction gains (losses), net

Foreign currency transaction gains of $9.7 million for the nine months ended September 30, 2008 are primarily due to the impact of the appreciation of the value of the Mexican peso against the U.S. dollar on Nextel Mexico’s U.S. dollar-denominated net liabilities.

Foreign currency transaction losses of $6.8 million for the three months ended September 30, 2008 are primarily due to the impact of the depreciation of the value of the Mexican peso against the U.S. dollar during the third quarter of 2008 on Nextel Mexico’s U.S. dollar-denominated net liabilities.

c.	Nextel Brazil

		% of		% of
		Nextel		Nextel
		Brazil’s		Brazil’s	Change from
	September 30,	Operating	September 30,	Operating	Previous Year
	2008	Revenues	2007	Revenues	Dollars	Percent
	(dollars in thousands)

Nine Months Ended
Operating revenues
Service and other revenues	$976,665	95%	$574,264	96%	$402,401	70%
Digital handset and accessory revenues	54,936	5%	25,257	4%	29,679	118%

	1,031,601	100%	599,521	100%	432,080	72%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(344,258)	(33)%	(197,099)	(33)%	(147,159)	75%
Cost of digital handsets and accessories	(87,084)	(9)%	(57,112)	(10)%	(29,972)	52%

	(431,342)	(42)%	(254,211)	(43)%	(177,131)	70%
Selling and marketing expenses	(125,633)	(12)%	(81,976)	(13)%	(43,657)	53%
General and administrative expenses	(191,898)	(19)%	(117,759)	(20)%	(74,139)	63%

Segment earnings	282,728	27%	145,575	24%	137,153	94%
Depreciation and amortization	(109,489)	(10)%	(67,734)	(11)%	(41,755)	62%

Operating income	173,239	17%	77,841	13%	95,398	123%
Interest expense, net	(40,609)	(4)%	(22,221)	(4)%	(18,388)	83%
Interest income	4,297	1%	501	—	3,796	NM
Foreign currency transaction (losses) gains, net	(26,280)	(3)%	10,041	2%	(36,321)	NM
Other expense, net	(7,319)	(1)%	(3,162)	—	(4,157)	131%

Income before income tax	$103,328	10%	$63,000	11%	$40,328	64%

Three Months Ended
Operating revenues
Service and other revenues	$360,081	95%	$217,163	97%	$142,918	66%
Digital handset and accessory revenues	20,049	5%	7,531	3%	12,518	166%

	380,130	100%	224,694	100%	155,436	69%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(125,677)	(33)%	(74,696)	(34)%	(50,981)	68%
Cost of digital handsets and accessories	(28,355)	(8)%	(21,265)	(9)%	(7,090)	33%

	(154,032)	(41)%	(95,961)	(43)%	(58,071)	61%
Selling and marketing expenses	(46,703)	(12)%	(32,356)	(14)%	(14,347)	44%
General and administrative expenses	(71,915)	(19)%	(44,890)	(20)%	(27,025)	60%

Segment earnings	107,480	28%	51,487	23%	55,993	109%
Depreciation and amortization	(40,496)	(10)%	(25,077)	(11)%	(15,419)	61%

Operating income	66,984	18%	26,410	12%	40,574	154%
Interest expense, net	(14,534)	(4)%	(7,879)	(4)%	(6,655)	84%
Interest income	1,037	—	187	—	850	NM
Foreign currency transaction (losses) gains, net	(51,747)	(14)%	5,802	3%	(57,549)	NM
Other expense, net	(5,767)	(1)%	(1,608)	(1)%	(4,159)	259%

(Loss) income before income tax	$(4,027)	(1)%	$22,912	10%	$(26,939)	(118)%

NM-Not Meaningful

Over the last three years, Nextel Brazil’s subscriber base and segment earnings have increased as a result of a continued focus on customer service, the expansion of its network and significant improvements in its operating cost structure. In addition to these factors, as a result of the improvement in the Brazilian economy over the same period and increasing demand for its services, Nextel Brazil has continued to experience growth in its existing markets and has made significant investments in new markets. Coverage expansion and network improvements resulted in capital expenditures totaling $325.1 million for the first nine months of 2008, which represented 51% of our consolidated capital expenditure investments during that period. We believe that Nextel Brazil’s network expansion and quality improvements are contributing factors to its low customer turnover rate and subscriber growth. Consistent with the expansion plans that we announced in 2007 and 2008, we have recently made significant investments in Brazil in order to add more capacity to, and improve the quality of, Nextel Brazil’s network in order to support its growth and expand its geographic coverage, which includes expansion into the northeast region of the country.

The average exchange rates of the Brazilian real for the nine and three months ended September 30, 2008 appreciated relative to the U.S. dollar by 19% and 15% from the same periods in 2007. As a result, the components of Nextel Brazil’s results of operations for the nine and three months ended September 30, 2008, after translation into U.S. dollars, reflect more significant increases in U.S. dollar-denominated revenues and expenses than would have occurred if the Brazilian real had not appreciated relative to the U.S. dollar. While the Brazilian real appreciated relative to the U.S. dollar during the nine and three months ended September 30, 2008, there has been a significant depreciation in the value of the Brazilian real relative to the U.S. dollar subsequent to September 30, 2008. Nextel Brazil’s results of operations in future periods will be adversely affected if average values of the Brazilian real relative to the U.S. dollar remain at the levels that prevailed during October 2008 or if those values depreciate further.

1.	Operating revenues

The $402.4 million, or 70%, and $142.9 million, or 66%, increases in service and other revenues from the nine and three months ended September 30, 2007 to the same periods in 2008 are primarily a result of the following:

•	42% and 41% increases in the average number of digital handsets in service resulting from growth in Nextel Brazil’s existing markets and the expansion of service coverage into new markets in connection with its balanced growth and expansion objectives;

•	19% and 15% appreciation of the Brazilian real relative to the U.S. dollar during those periods;

•	$27.5 million, or 68%, and $9.4 million, or 62%, increases in revenues generated from Nextel Brazil’s handset maintenance program as a result of 53% and 63% increases in the number of subscribers participating in this program; and

•	slight increases in local currency-based average revenue per subscriber.

The $29.7 million, or 118%, and $12.5 million, or 166%, increases in digital handset and accessory revenues from the nine and three months ended September 30, 2007 to the same periods in 2008 are primarily due to 134% and 97% increases in handset upgrades for existing subscribers, as well as 36% and 42% increases in handset sales to new subscribers.

2.	Cost of revenues

The $147.2 million, or 75%, and $51.0 million, or 68%, increases in cost of service from the nine and three months ended September 30, 2007 to the same periods in 2008 are primarily due to the following:

•	$85.6 million, or 81%, and $28.8 million, or 69%, increases in interconnect costs resulting from 53% and 57% increases in interconnect minutes of use over both periods, as well as increases in per minute costs due to increased rates by fixed carriers;

•	$30.7 million, or 46%, and $10.6 million, or 44%, increases in direct switch and transmitter and receiver site costs resulting from a 30% increase in the number of sites in service from September 30, 2007 to September 30, 2008; and

•	$24.2 million, or 160%, and $9.5 million, or 184%, increases in service and repair costs largely due to 53% and 63% increases in the number of subscribers participating in Nextel Brazil’s handset maintenance program and increased costs of repairs related to a change in the mix of handsets.

The increases in cost of service also resulted from the 19% and 15% appreciation of the Brazilian real relative to the U.S. dollar during 2008 compared to 2007.

The $30.0 million, or 52%, and $7.1 million, or 33%, increases in cost of digital handset and accessory sales from the nine and three months ended September 30, 2007 to the same periods in 2008 are primarily due to 36% and 42% increases in handset sales to new subscribers, as well as 134% and 97% increases in handset upgrades for existing subscribers, partially offset by a decrease in handset costs resulting from a larger proportion of SIM card sales, which have a significantly lower cost per unit sold than the cost per unit sold for handsets.

3.	Selling and marketing expenses

The $43.7 million, or 53%, and $14.3 million, or 44%, increases in selling and marketing expenses from the nine and three months ended September 30, 2007 to the same periods in 2008 are principally due to the following:

•	$21.2 million, or 57%, and $7.7 million, or 56%, increases in payroll and direct commissions largely as a result of 43% and 52% increases in gross subscriber additions generated by Nextel Brazil’s internal sales force and higher payroll and related costs related to increases in selling and marketing personnel necessary to support continued sales growth;

•	$11.1 million, or 55%, and $2.4 million, or 26%, increases in advertising expenses resulting from the launch of new markets in connection with Nextel Brazil’s expansion plan, its continued print and media campaigns for various products and services, consistent with Nextel Brazil’s growth objectives and its sponsorship of the Copa Nextel Stock Car races, a professional racecar event; and

•	$9.6 million, or 44%, and $3.8 million, or 44%, increases in indirect commissions resulting from 28% and 30% increases in gross subscriber additions generated through Nextel Brazil’s external sales channels.

All of these increases were also affected by the 19% and 15% appreciation of the Brazilian real relative to the U.S. dollar during 2008 compared to 2007.

4.	General and administrative expenses

The $74.1 million, or 63%, and $27.0 million, or 60%, increases in general and administrative expenses from the nine and three months ended September 30, 2007 to the same periods in 2008 are primarily a result of the following:

•	$26.3 million, or 76%, and $9.9 million, or 74%, increases in customer care expenses resulting from 41% and 40% increases in customer care personnel necessary to support a larger customer base, as well as increases in the number of stores;

•	$24.0 million, or 72%, and $8.4 million, or 67%, increases in revenue-based taxes that we report on a gross basis as both service and other revenues and general and administrative expenses, primarily due to the 70% and 66% increases in Nextel Brazil’s service and other revenues;

•	$12.1 million, or 41%, and $5.2 million, or 46%, increases in general corporate costs primarily resulting from 18% and 19% increases in general and administrative personnel necessary to support Nextel Brazil’s expansion, as well as increases in facilities costs due to expansion into new markets;

•	$6.2 million, or 65%, and $1.7 million, or 46%, increases in bad debt expense as a result of the 72% and 69% increases in Nextel Brazil’s operating revenues. Bad debt expense as a percentage of consolidated operating revenues decreased slightly from 1.6% for the nine months ended September 30, 2007 to 1.5% for the nine months ended September 30, 2008 and from 1.6% for the third quarter of 2007 to 1.4% for the third quarter of 2008; and

•	$5.6 million, or 55%, and $1.9 million, or 50%, increases in information technology expenses related to the expansion of Nextel Brazil’s network and systems maintenance expenses.

All of these increases were also affected by the 19% and 15% appreciation of the Brazilian real relative to the U.S. dollar during 2008 compared to 2007.

5.	Depreciation and amortization

The $41.8 million, or 62%, and $15.4 million, or 61%, increases in depreciation and amortization from the nine and three months ended September 30, 2007 to the same periods in 2008 are primarily due to a 39% increase in Nextel Brazil’s property, plant and equipment in service resulting from the continued build-out of Nextel Brazil’s network, as well as the appreciation of the Brazilian real relative to the U.S. dollar.

6.	Interest expense, net

The $18.4 million, or 83%, and $6.7 million, or 84%, increases in interest expense from the nine and three months ended September 30, 2007 to the same periods in 2008 are primarily the result of $11.1 million and $3.8 million of interest incurred on borrowings under Nextel Brazil’s syndicated loan facility that were funded between October 2007 and March 2008, increased interest incurred on Nextel Brazil’s tower financing and capital lease obligations due to increases in both the number of towers financed and the number of capital leases in Brazil and the appreciation of the Brazilian real relative to the U.S. dollar.

7.	Foreign currency transaction (losses) gains, net

Net foreign currency transaction losses of $26.3 million and $51.7 million for the nine and three months ended September 30, 2008 are a result of the impact of the depreciation of the value of the Brazilian real against the U.S. dollar during the third quarter of 2008 on Nextel Brazil’s U.S. dollar-denominated syndicated loan facility.

Net foreign currency transaction gains of $10.0 million and $5.8 million for the nine and three months ended September 30, 2007 are a result of the impact of the appreciation of the value of the Brazilian real against the U.S. dollar during 2007 on Nextel Brazil’s U.S. dollar-denominated short-term intercompany payables.

d.	Nextel Argentina

		% of		% of
		Nextel		Nextel
		Argentina’s		Argentina’s	Change from
	September 30,	Operating	September 30,	Operating	Previous Year
	2008	Revenues	2007	Revenues	Dollars	Percent
	(dollars in thousands)

Nine Months Ended
Operating revenues
Service and other revenues	$378,379	91%	$293,538	92%	$84,841	29%
Digital handset and accessory revenues	36,443	9%	24,270	8%	12,173	50%

	414,822	100%	317,808	100%	97,014	31%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(132,825)	(32)%	(109,815)	(34)%	(23,010)	21%
Cost of digital handsets and accessories	(55,414)	(13)%	(37,931)	(12)%	(17,483)	46%

	(188,239)	(45)%	(147,746)	(46)%	(40,493)	27%
Selling and marketing expenses	(34,072)	(8)%	(24,128)	(8)%	(9,944)	41%
General and administrative expenses	(64,516)	(16)%	(45,057)	(14)%	(19,459)	43%

Segment earnings	127,995	31%	100,877	32%	27,118	27%
Depreciation and amortization	(28,652)	(7)%	(22,505)	(7)%	(6,147)	27%

Operating income	99,343	24%	78,372	25%	20,971	27%
Interest expense, net	(2,111)	(1)%	(1,904)	—	(207)	11%
Interest income	2,246	1%	3,417	1%	(1,171)	(34)%
Foreign currency transaction gains, net	86	—	1,301	—	(1,215)	(93)%
Other income, net	45	—	1,586	—	(1,541)	(97)%

Income before income tax	$99,609	24%	$82,772	26%	$16,837	20%

Three Months Ended
Operating revenues
Service and other revenues	$137,258	91%	$105,437	92%	$31,821	30%
Digital handset and accessory revenues	13,048	9%	8,616	8%	4,432	51%

	150,306	100%	114,053	100%	36,253	32%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(47,538)	(32)%	(39,271)	(34)%	(8,267)	21%
Cost of digital handsets and accessories	(19,985)	(13)%	(13,201)	(12)%	(6,784)	51%

	(67,523)	(45)%	(52,472)	(46)%	(15,051)	29%
Selling and marketing expenses	(12,920)	(8)%	(8,997)	(8)%	(3,923)	44%
General and administrative expenses	(23,685)	(16)%	(15,534)	(14)%	(8,151)	52%

Segment earnings	46,178	31%	37,050	32%	9,128	25%
Depreciation and amortization	(10,297)	(7)%	(7,637)	(6)%	(2,660)	35%

Operating income	35,881	24%	29,413	26%	6,468	22%
Interest expense, net	(724)	(1)%	(780)	(1)%	56	(7)%
Interest income	379	—	1,380	1%	(1,001)	(73)%
Foreign currency transaction gains, net	2,759	2%	995	1%	1,764	177%
Other income, net	1	—	9	—	(8)	(89)%

Income before income tax	$38,296	25%	$31,017	27%	$7,279	23%

Over the course of the last two years, the inflation rate in Argentina has risen significantly, and we expect that it may continue to remain elevated over the next several years. The higher inflation rate has resulted primarily in higher personnel costs. In addition, in recent quarters, Nextel Argentina’s customer turnover rate has increased slightly because of the economic issues in Argentina. If the economic conditions in Argentina continue or worsen, Nextel Argentina’s results of operations may be adversely affected.

The average value of the Argentine peso remained relatively constant relative to the U.S. dollar for the nine months ended September 30, 2008 compared to the same period in 2007. As a result, the components of Nextel Argentina’s results of operations for the nine months ended September 30, 2008 after translation into U.S. dollars are generally comparable to its results of operations for the same period in 2007. The average value of the Argentine peso appreciated 3% relative to the U.S. dollar for the three months ended September 30, 2008 compared to the same period in 2007. As a result, the components of Nextel Argentina’s results of operations for the three months ended September 30, 2008 after translation into U.S. dollars reflect slightly higher increases in U.S. dollar-denominated revenues and expenses than would have occurred if the Argentine peso had not appreciated relative to the U.S. dollar.

1.	Operating revenues

The $84.8 million, or 29%, and $31.8 million, or 30%, increases in service and other revenues from the nine and three months ended September 30, 2007 to the same periods in 2008 are primarily a result of the following:

•	24% and 23% increases in the average number of digital handsets in service, resulting mostly from growth in Nextel Argentina’s existing markets;

•	increases in average revenue per subscriber; and

•	$11.7 million, or 38%, and $4.0 million, or 35%, increases in revenues generated from Nextel Argentina’s handset maintenance program as a result of 25% and 20% increases in the number of subscribers participating in the program and increased maintenance program revenue per handset.

The $12.2 million, or 50%, and $4.4 million, or 51%, increases in digital handset and accessory revenues from the nine and three months ended September 30, 2007 to the same periods in 2008 are primarily due to increases in handset upgrades for existing subscribers, as well as 21% and 17% increases in handset sales to new subscribers.

2.	Cost of revenues

The $23.0 million, or 21%, and $8.3 million, or 21%, increases in cost of service from the nine and three months ended September 30, 2007 to the same periods in 2008 are principally a result of the following:

•	$11.0 million, or 19%, and $4.1 million, or 20%, increases in interconnect costs largely as a result of 13% and 10% increases in interconnect system minutes of use, as well as an increase in the proportion of mobile-to-mobile minutes of use, which generally have higher per minute costs;

•	$4.8 million, or 20%, and $2.0 million, or 24%, increases in direct switch and transmitter and receiver site costs due to a 23% increase in the number of sites in service from September 30, 2007 to September 30, 2008; and

•	$4.5 million, or 17%, and $1.2 million, or 12%, increases in service and repair costs, largely due to 25% and 20% increases in the number of subscribers participating in Nextel Argentina’s handset maintenance program.

The $17.5 million, or 46%, and $6.8 million, or 51%, increases in cost of digital handset and accessory sales from the nine and three months ended September 30, 2007 to the same periods in 2008 are primarily due to 21% and 17% increases in handset sales to new subscribers as well as 108% and 104% increases in handset upgrades for existing subscribers, partially offset by lower costs per handset upgrade.

3.	Selling and marketing expenses

The $9.9 million, or 41%, and $3.9 million, or 44%, increases in selling and marketing expenses from the nine and three months ended September 30, 2007 to the same periods in 2008 are primarily due to the following:

•	$4.7 million, or 42%, and $1.4 million, or 35%, increases in indirect commissions, principally resulting from 25% and 17% increases in gross subscriber additions generated by Nextel Argentina’s external sales channels, as well as increases in indirect commissions earned per subscriber addition; and

•	$4.4 million, or 52%, and $1.4 million, or 42%, increases in payroll and direct commissions, mostly due to 16% and 17% increases in gross subscriber additions generated by Nextel Argentina’s internal sales personnel, as well as higher payroll and related costs related to increases in selling and marketing personnel necessary to support continued sales growth and significant increases in salaries consistent with the ongoing inflation that we are experiencing in Argentina.

4.	General and administrative expenses

The $19.5 million, or 43%, and $8.2 million, or 52%, increases in general and administrative expenses from the nine and three months ended September 30, 2007 to the same periods in 2008 are primarily a result of the following:

•	$10.0 million, or 41%, and $4.5 million, or 57%, increases in general corporate costs resulting from certain revenue-based taxes as well as increases in payroll and related expenses caused by increases in general and administrative personnel and significant increases in salaries consistent with the ongoing inflation that we are experiencing in Argentina;

•	$5.8 million, or 50%, and $2.2 million, or 51%, increases in customer care expenses resulting from increases in customer care personnel necessary to support a larger customer base and significant increases in salaries consistent with the ongoing inflation that we are experiencing in Argentina; and

•	$2.4 million, or 37%, and $0.7 million, or 31%, increases in information technology expenses caused by increases in information technology personnel, higher software maintenance costs and increases in salaries consistent with the ongoing inflation that we are experiencing in Argentina.

5.	Depreciation and amortization

The $6.1 million, or 27%, and $2.7 million, or 35%, increases in depreciation and amortization from the nine and three months ended September 30, 2007 to the same periods in 2008 are primarily due to a 41% increase in Nextel Argentina’s property, plant and equipment in service.

e.	Nextel Peru

		% of		% of
		Nextel		Nextel
		Peru’s		Peru’s	Change from
	September 30,	Operating	September 30,	Operating	Previous Year
	2008	Revenues	2007	Revenues	Dollars	Percent
	(dollars in thousands)

Nine Months Ended
Operating revenues
Service and other revenues	$163,170	92%	$128,947	93%	$34,223	27%
Digital handset and accessory revenues	13,986	8%	9,201	7%	4,785	52%

	177,156	100%	138,148	100%	39,008	28%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(58,919)	(33)%	(50,326)	(37)%	(8,593)	17%
Cost of digital handsets and accessories	(32,180)	(18)%	(22,530)	(16)%	(9,650)	43%

	(91,099)	(51)%	(72,856)	(53)%	(18,243)	25%
Selling and marketing expenses	(22,093)	(13)%	(14,905)	(11)%	(7,188)	48%
General and administrative expenses	(30,593)	(17)%	(24,368)	(17)%	(6,225)	26%

Segment earnings	33,371	19%	26,019	19%	7,352	28%
Depreciation and amortization	(15,107)	(9)%	(15,202)	(11)%	95	(1)%

Operating income	18,264	10%	10,817	8%	7,447	69%
Interest expense, net	(104)	—	(95)	—	(9)	9%
Interest income	772	1%	499	—	273	55%
Foreign currency transaction (losses) gains, net	(314)	—	371	—	(685)	(185)%

Income before income tax	$18,618	11%	$11,592	8%	$7,026	61%

		% of		% of
		Nextel		Nextel
		Peru’s		Peru’s	Change from
	September 30,	Operating	September 30,	Operating	Previous Year
	2008	Revenues	2007	Revenues	Dollars	Percent
	(dollars in thousands)

Three Months Ended
Operating revenues
Service and other revenues	$57,531	92%	$45,457	93%	$12,074	27%
Digital handset and accessory revenues	5,131	8%	3,320	7%	1,811	55%

	62,662	100%	48,777	100%	13,885	28%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(21,040)	(34)%	(17,691)	(36)%	(3,349)	19%
Cost of digital handsets and accessories	(11,564)	(18)%	(8,699)	(18)%	(2,865)	33%

	(32,604)	(52)%	(26,390)	(54)%	(6,214)	24%
Selling and marketing expenses	(8,264)	(13)%	(5,582)	(11)%	(2,682)	48%
General and administrative expenses	(11,053)	(18)%	(8,659)	(18)%	(2,394)	28%

Segment earnings	10,741	17%	8,146	17%	2,595	32%
Depreciation and amortization	(5,218)	(8)%	(4,318)	(9)%	(900)	21%

Operating income	5,523	9%	3,828	8%	1,695	44%
Interest expense, net	(68)	—	(28)	—	(40)	143%
Interest income	154	—	158	—	(4)	(3)%
Foreign currency transaction (losses) gains, net	(152)	—	316	1%	(468)	(148)%

Income before income tax	$5,457	9%	$4,274	9%	$1,183	28%

We plan to develop and deploy a third generation network in Peru using 1.9 GHz spectrum we acquired in 2007. Earlier this year, the regulatory authorities in Peru approved our plans for the deployment of this new network. We believe that these plans will enable us to significantly increase the size of our opportunity in Peru by allowing us to offer new and differentiated services to a larger base of potential customers.

Because the U.S. dollar is the functional currency in Peru, Nextel Peru’s results of operations are not significantly impacted by changes in the U.S. dollar to Peruvian sol exchange rate.

1.	Operating revenues

The $34.2 million, or 27%, and $12.1 million, or 27%, increases in service and other revenues from the nine and three months ended September 30, 2007 to the same periods in 2008 are primarily due to 41% and 43% increases in the average number of digital handsets in service, partially offset by decreases in average revenue per subscriber mainly resulting from an increase in the percentage of subscribers in Nextel Peru’s subscriber base who purchase service under its prepaid rate plans, which have lower average monthly revenues per subscriber.

The $4.8 million, or 52%, and $1.8 million, or 55%, increases in digital handset and accessory revenues from the nine and three months ended September 30, 2007 to the same periods in 2008 are primarily due to 49% and 38% increases in handset sales to new subscribers, as well as increases in handset upgrades for existing subscribers.

2.	Cost of revenues

The $8.6 million, or 17%, and $3.3 million, or 19%, increases in cost of service from the nine and three months ended September 30, 2007 to the same periods in 2008 are largely a result of the following:

•	$3.8 million, or 74%, and $1.7 million, or 94%, increases in service and repair costs largely due to 64% and 49% increases in the number of subscribers participating in Nextel Peru’s handset maintenance program and increased costs per handset serviced; and

•	$3.0 million, or 27%, and $1.0 million, or 26%, increases in direct switch and transmitter and receiver site costs due to a 13% increase in the number of sites in service from September 30, 2007 to September 30, 2008, as well as increases in operating and maintenance costs per site.

The $9.7 million, or 43%, and $2.9 million, or 33%, increases in cost of digital handset and accessory sales from the nine and three months ended September 30, 2007 to the same periods in 2008 are largely a result of 49% and 38% increases in handset sales to new subscribers, as well as increases in handset upgrades for existing subscribers.

3.	Selling and marketing expenses

The $7.2 million, or 48%, and $2.7 million, or 48%, increases in selling and marketing expenses from the nine and three months ended September 30, 2007 to the same periods in 2008 are largely a result of the following:

•	$3.8 million, or 94%, and $1.1 million, or 68%, increases in indirect commissions as a result of 80% and 79% increases in handset sales by Nextel Peru’s external sales channels; and

•	$3.0 million, or 37%, and $0.9 million, or 31%, increases in direct commissions and payroll expenses principally due to higher payroll and related costs caused by increases in selling and marketing personnel necessary to support continued sales growth.

4.	General and administrative expenses

The $6.2 million, or 26%, and $2.4 million, or 28%, increases in general and administrative expenses from the nine and three months ended September 30, 2007 to the same periods in 2008 are primarily due to the following:

•	$3.1 million, or 36%, and $1.0 million, or 31%, increases in customer care expenses, mainly caused by increases in customer care and billing operations personnel needed to support a growing customer base; and

•	$3.1 million, or 36%, and $1.4 million, or 43%, increases in general corporate costs resulting from increases in payroll and related expenses caused by increases in general and administrative personnel necessary to develop Nextel Peru’s new network.

f.	Corporate and other

		% of		% of
		Corporate		Corporate
		and other		and other	Change from
	September 30,	Operating	September 30,	Operating	Previous Year
	2008	Revenues	2007	Revenues	Dollars	Percent
	(dollars in thousands)

Nine Months Ended
Operating revenues
Service and other revenues	$6,415	100%	$2,454	100%	$3,961	161%
Digital handset and accessory revenues	—	—	5	—	(5)	(100)%

	6,415	100%	2,459	100%	3,956	161%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(4,652)	(72)%	(1,790)	(73)%	(2,862)	160%
Cost of digital handsets and accessories	(1,588)	(25)%	(855)	(35)%	(733)	86%

	(6,240)	(97)%	(2,645)	(108)%	(3,595)	136%
Selling and marketing expenses	(9,352)	(146)%	(7,211)	(293)%	(2,141)	30%
General and administrative expenses	(115,980)	NM	(102,421)	NM	(13,559)	13%

Segment losses	(125,157)	NM	(109,818)	NM	(15,339)	14%
Management fee	25,200	NM	29,700	NM	(4,500)	(15)%
Depreciation and amortization	(8,882)	(138)%	(4,983)	(203)%	(3,899)	78%

Operating loss	(108,839)	NM	(85,101)	NM	(23,738)	28%
Interest expense, net	(39,757)	NM	(28,403)	NM	(11,354)	40%
Interest income	17,131	267%	27,471	NM	(10,340)	(38)%
Foreign currency transaction gains, net	653	10%	25	1%	628	NM
Debt conversion expense	—	NM	(26,455)	NM	26,455	(100)%
Other expense, net	(5,273)	(82)%	(1,593)	(65)%	(3,680)	231%

Loss before income tax	$(136,085)	NM	$(114,056)	NM	$(22,029)	19%

		% of		% of
		Corporate		Corporate
		and other		and other	Change from
	September 30,	Operating	September 30,	Operating	Previous Year
	2008	Revenues	2007	Revenues	Dollars	Percent
	(dollars in thousands)

Three Months Ended
Operating revenues
Service and other revenues	$2,411	100%	$1,072	100%	$1,339	125%
Digital handset and accessory revenues	—	—	5	—	(5)	(100)%

	2,411	100%	1,077	100%	1,334	124%

Cost of revenues
Cost of service (exclusive of depreciation and amortization included below)	(1,793)	(75)%	(726)	(68)%	(1,067)	147%
Cost of digital handsets and accessories	(562)	(23)%	(295)	(27)%	(267)	91%

	(2,355)	(98)%	(1,021)	(95)%	(1,334)	131%
Selling and marketing expenses	(2,745)	(114)%	(2,467)	(229)%	(278)	11%
General and administrative expenses	(42,117)	NM	(38,228)	NM	(3,889)	10%

Segment losses	(44,806)	NM	(40,639)	NM	(4,167)	10%
Management fee	8,400	NM	9,900	NM	(1,500)	(15)%
Depreciation and amortization	(3,090)	(128)%	(1,713)	(159)%	(1,377)	80%

Operating loss	(39,496)	NM	(32,452)	NM	(7,044)	22%
Interest expense, net	(13,172)	NM	(14,068)	NM	896	(6)%
Interest income	4,011	166%	15,192	NM	(11,181)	(74)%
Foreign currency transaction (losses) gains, net	(458)	(19)%	33	3%	(491)	NM
Debt conversion expense	—	NM	(26,455)	NM	26,455	(100)%
Other (expense) income, net	(1,765)	(73)%	58	5%	(1,823)	NM

Loss before income tax	$(50,880)	NM	$(57,692)	NM	$6,812	(12)%

NM-Not Meaningful

For the nine and three months ended September 30, 2008, corporate and other operating revenues and cost of revenues primarily represent the results of digital operations reported by Nextel Chile. For the nine and three months ended September 30, 2007, corporate and other operating revenues and cost of revenues primarily represent the results of both digital and analog operations reported by Nextel Chile. We plan to significantly expand and enhance our network in Chile over the next several years, which will require additional investments in capital expenditures and will likely result in a modest level of start-up losses.

1.	General and administrative expenses

The $13.6 million, or 13%, increase in general and administrative expenses from the nine months ended September 30, 2007 to the same period in 2008 is primarily due to an increase in corporate personnel expenses related to our new technology and other initiatives, increased consulting expenses and a $2.3 million increase in stock-based compensation expense.

The $3.9 million, or 10%, increase in general and administrative expenses from the three months ended September 30, 2007 to the same period in 2008 is primarily due to an increase in corporate personnel expenses related to our new technology and other initiatives and increased consulting expenses, partially offset by a $2.8 million decrease in stock-based compensation expense.

2.	Interest expense, net

The $11.4 million, or 40%, increase in net interest expense from the nine months ended September 30, 2007 to the same period in 2008 is substantially the result of a $15.6 million increase in interest expense due to the issuance of our 3.125% convertible notes during the second quarter of 2007, partially offset by a $4.8 million decrease in interest expense due to the conversion of our 2.875% convertible notes in the third quarter of 2007.

3.	Interest income

The $10.3 million, or 38%, and $11.2 million, or 74%, decreases in interest income from the nine and three months ended September 30, 2007 to the same periods in 2008 are primarily due to the impact of decreases in interest rates on average cash balances in the United States, as well as a decrease in the average cash balances from the third quarter of 2007 to the third quarter of 2008.

4.	Debt conversion expense

The $26.5 million in debt conversion expense for the nine and three months ended September 30, 2007 represents cash consideration that we paid in connection with the tender offer for 99.99% of our 2.875% convertible notes in the third quarter of 2007.

5.	Other (expense) income, net

The $3.7 million and $1.8 million increases in other expense, net, from the nine and three months ended September 30, 2007 to the same periods in 2008 are primarily due to a loss we recognized related to a decline in the value of our investment in a short-term investment fund in the United States resulting from changing market conditions. We believe that if these credit market conditions continue to deteriorate we could experience further losses in this short-term investment.

Liquidity and Capital Resources

We had working capital, which is defined as total current assets less total current liabilities, of $1,603.6 million as of September 30, 2008, a $32.0 million decrease compared to working capital of $1,635.6 million as of December 31, 2007. Our working capital includes $1,393.5 million in cash and cash equivalents as of September 30, 2008, of which about 44% was held in currencies other than U.S. dollars, with a majority held in Mexican pesos, and $90.4 million of short-term investments. A substantial portion of our cash and cash equivalents held in U.S. dollars is maintained in U.S. treasury security funds, and our cash and cash equivalents held in local currencies is typically maintained in highly liquid overnight securities and certificates of deposit.

In January 2008, our Board of Directors authorized a program to purchase shares of our common stock for cash. The Board approved the purchase of shares having an aggregate market value of up to $500.0 million, depending on market conditions and other factors. During the first nine months of 2008, we purchased a total of 5,555,033 shares of our common stock for $242.7 million. We did not purchase any shares of our common stock during the three months ended September 30, 2008. During the first nine months of 2007, we purchased a total of 4,043,725 shares of our common stock for approximately $330.0 million under our first program to purchase shares of our common stock for cash, which was approved by our Board of Directors in May 2007. We treat purchases of our common stock under this program as effective retirements of the purchased shares and therefore reduce our reported shares issued and outstanding by the number of shares purchased. In addition, we record the excess of the purchase price over the par value of the common stock as a reduction to paid-in capital.

We recognized net income of $360.6 million for the nine months ended September 30, 2008 compared to $249.9 million for the nine months ended September 30, 2007. During the nine months ended September 30, 2008 and 2007, our operating revenues more than offset our operating expenses, excluding depreciation and amortization, and cash capital expenditures.

Because we report our results of operations in U.S. dollars, changes in relative currency valuations may result in reductions in the reported value of our assets, including the value of cash and cash equivalents held in local currencies. Accordingly, if the values of the currencies in the countries in which our operating companies conduct business relative to the U.S. dollar remain at the average levels that prevailed during October 2008 or if these values depreciate further, we would expect the reported value of our assets held in local currencies to be adversely affected.

Cash Flows

	Nine Months Ended
	September 30,
	2008	2007	Change

Net cash provided by operating activities	$616,650	$455,195	$161,455
Net cash used in investing activities	(512,639)	(554,619)	41,980
Net cash (used in) provided by financing activities	(81,894)	936,587	(1,018,481)
Effect of exchange rate changes on cash and cash equivalents	1,232	(351)	1,583

Net increase in cash and cash equivalents	23,349	836,812	(813,463)
Cash and cash equivalents, beginning of period	1,370,165	708,591	661,574

Cash and cash equivalents, end of period	$1,393,514	$1,545,403	$(151,889)

Our operating activities provided us with $616.7 million of cash during the nine months ended September 30, 2008, a $161.5 million increase from the nine months ended September 30, 2007. The increase was primarily due to higher operating income resulting from our profitable growth strategy and less cash used for working capital.

We used $512.6 million of cash in our investing activities during the nine months ended September 30, 2008, a $42.0 million decrease from the nine months ended September 30, 2007 primarily due to $151.2 million in distributions we received from our investment in an enhanced cash fund similar to, but not in the legal form of, a money market fund that invests primarily in asset-backed securities. Cash capital expenditures increased $156.5 million from $499.7 million during the nine months ended September 30, 2007 to $656.2 million during the nine months ended September 30, 2008, primarily due to the continued expansion of the geographic coverage and capacity of our networks, primarily in Brazil and Mexico.

We used $81.9 million of cash in our financing activities during the nine months ended September 30, 2008, primarily due to $242.7 million in cash we used to purchase our common stock and $31.9 million in repayments under Nextel Mexico’s syndicated loan facility, partially offset by $125.0 million in borrowings under Nextel Brazil’s syndicated loan facility and $27.3 million increase in proceeds from our towers financing transactions in Mexico and Brazil. Our financing activities provided us with $936.6 million of cash during the nine months ended September 30, 2007 due primarily to $1,200.0 million in cash we received from the issuance of our 3.125% convertible notes and $89.6 million in proceeds we received from stock option exercises, partially offset by $330.0 million in cash we used to purchase our common stock.

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

The following table sets forth the amounts and timing of contractual payments for our most significant contractual obligations determined as of September 30, 2008. The information in the table reflects future unconditional payments and is based upon, among other things, the current terms of the relevant agreements, appropriate classification of items under accounting principles generally accepted in the United States that are currently in effect and certain assumptions, such as future interest rates. Future events could cause actual payments to differ significantly from these amounts. See “Forward Looking Statements.” Except as required by law, we disclaim any obligation to modify or update the information contained in the table.

	Payments due by period
	Less than			More than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total
			(in thousands)

Convertible notes(1)	$47,125	$94,250	$1,256,750	$465,523	$1,863,648
Tower financing obligations(1)	58,274	116,500	116,417	337,562	628,753
Syndicated loan facilities(2)	114,323	392,213	115,037	10,783	632,356
Capital lease obligations(3)	13,940	27,872	43,311	86,151	171,274
Spectrum fees(4)	14,258	28,516	28,516	170,452	241,742
Operating leases(5)	128,109	207,917	140,441	180,629	657,096
Purchase obligations(6)	754,743	73,175	8,831	5,254	842,003
Other long-term obligations(7)	19,643	20,076	41,447	201,436	282,602

Total contractual commitments	$1,150,415	$960,519	$1,750,750	$1,457,790	$5,319,474

(1)	These amounts include estimated principal and interest payments over the full term of the obligation based on our expectations as to future interest rates, assuming the current payment schedule. The $350.0 million repayment of the principal balance of our 2.75% convertible notes due 2025 is included in the table above in the column labeled “more than 5 years.” However, in accordance with the terms of these notes, if the notes are not converted, the noteholders have the right to require us to repurchase the notes in August 2010 at a repurchase price equal to 100% of their principal amount plus accrued and unpaid interest.

(2)	These amounts include principal and interest payments associated with Nextel Mexico and Nextel Brazil’s syndicated loan facilities.

(3)	These amounts represent principal and interest payments due under our co-location agreements, including with American Tower, and our existing corporate aircraft lease. The amounts related to our existing aircraft lease exclude amounts that are contingently due in the event of our default under the lease, but do include remaining amounts due under the letter of credit provided for our new corporate aircraft.

(4)	These amounts do not include variable fees based on certain operating revenues and are subject to increases in the Mexican Consumer Pricing Index.

(5)	These amounts principally include future lease costs related to our transmitter and receiver sites and switches and office facilities.

(6)	These amounts include maximum contractual purchase obligations under various agreements with our vendors, as well as estimated amounts related to interconnection agreements in Mexico.

(7)	These amounts include our current estimates of asset retirement obligations based on our expectations as to future retirement costs, inflation rates and timing of retirements, as well as amounts related to our FIN 48 liabilities.

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

Capital Expenditures.  Our capital expenditures, including capitalized interest, were $640.4 million for the nine months ended September 30, 2008 compared to $465.9 million for the nine months ended September 30, 2007. In each of these periods, a substantial portion of our capital expenditures was invested in Mexico and Brazil. We expect to continue to focus our capital spending in these two markets. Specifically, we recently announced our plans to make additional investments in Brazil in order to add more capacity to Nextel Brazil’s network, support its growth and expand its geographic coverage, including expansion into the northeast region of the country. In the future, we expect to finance our capital spending using the most effective combination of cash from operations, cash on hand, cash from the sale or maturity of our short-term investments and proceeds from external financing that may become available. Our capital spending is expected to be driven by several factors, including:

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

Future Outlook.  We believe that our current business plan, which contemplates significant network expansion in Brazil, some continued network expansion in Mexico, Argentina and Chile, and the construction of a new, complementary next generation network in Peru, will not require any additional external funding, and we will be able to operate and grow our business while servicing our debt obligations. Nevertheless, we will continue to assess opportunities to raise additional funding or to replace existing funding if conditions are economically attractive for us. See “Forward Looking Statements.”

In making this assessment of the adequacy of our funding, we have considered:

•	cash and cash equivalents on hand and short-term-investments available to fund our operations;

•	expected cash flows from operations;

•	the anticipated level of capital expenditures, including minimum build-out requirements, relating to the deployment of the next generation network that utilizes the 1.9 GHz spectrum we acquired in Peru;

•	our scheduled debt service; and

•	income taxes.

The anticipated cash needs of our business, as well as the conclusions presented herein as to the adequacy of the available sources of cash and timing on our ability to generate net income could change significantly:

•	if our business plans change, including as a result of changes in technology;

•	if we decide to expand into new markets or further in our existing markets, as a result of the construction of additional portions of our networks or the acquisition of competitors or others;

•	if we are successful in winning spectrum in auctions;

•	if currency values in our markets significantly depreciate in value against the U.S. dollar;

•	if economic conditions in any of our markets change generally;

•	if competitive practices in the mobile wireless telecommunications industry change materially from those currently prevailing or from those now anticipated; or

•	if other presently unexpected circumstances arise that have a material effect on the cash flow or profitability of our mobile wireless business.

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

Recent financial market conditions in debt and equity markets in the United States and global markets have resulted in substantial decline in the amount of funding available to corporate borrowers. As a result, available funding is both more costly and provided on terms that are less favorable to borrowers. If these conditions continue or worsen, it will be increasingly difficult for us to raise additional capital in order to meet significant changes in our cash needs that result from the factors identified above or from our decision to acquire spectrum or deploy future technologies.

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

•	our ability to meet the operating goals established by our business plan;

•	general economic conditions in the United States or in Latin America and in the market segments that we are targeting for our services;

•	the political and social conditions in the countries in which we operate, including political instability, which may affect the economies of our markets and the regulatory schemes in these countries;

•	the impact of foreign exchange volatility in our markets as compared to the U.S. dollar and related currency depreciation in countries in which our operating companies conduct business;

•	our ability to access sufficient debt or equity capital to meet any future operating and financial needs;

•	reasonable access to and the successful performance of the technology being deployed in our service areas, and improvements thereon, including technology deployed in connection with the introduction of digital two-way mobile data or Internet connectivity services in our markets;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components at reasonable pricing to meet our service deployment and marketing plans and customer demand;

•	Motorola’s ability and willingness to provide handsets and related equipment and software applications or to develop new technologies or features for us, including the timely development and availability of new handsets with expanded applications and features;

•	the risk of deploying new technologies, including the potential need for additional funding to support that deployment, the risk that new services supported by the new technology will not attract enough subscribers to support the related costs of deploying or operating the new technology, the need to significantly increase our employee base and the potential distraction of management;

•	our ability to successfully scale our billing, collection, customer care and similar back-office operations to keep pace with customer growth, increased system usage rates and growth or to successfully deploy new systems that support those functions;

•	the success of efforts to improve and satisfactorily address any issues relating to our network performance;

•	future legislation or regulatory actions relating to our SMR services, other wireless communication services or telecommunications generally;

•	the ability to achieve and maintain market penetration and average subscriber revenue levels sufficient to provide financial viability to our network business;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of cellular services and personal communications services;

•	market acceptance of our new service offerings; and

•	other risks and uncertainties described in this quarterly report on Form 10-Q and from time to time in our other reports filed with the Securities and Exchange Commission, including in our 2007 annual report on Form 10-K.

Effect of New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157, which provides guidance for using fair value to measure assets and liabilities when required for recognition or disclosure purposes. SFAS No. 157 does not expand the use of fair value or determine when fair value should be used in the financial statements. In February 2008, the FASB issued Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purpose of Lease Classification or Measurement Under Statement 13,” or FSP No. 157-1, in order to amend SFAS No. 157 to exclude from its scope FASB Statement No. 13, “Accounting for Leases,” or SFAS No. 13, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement. In addition, in February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” or FSP No. 157-2, which defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value on a recurring basis (at least annually). In accordance with FSP No. 157-2, we partially adopted SFAS No. 157 for financial assets and liabilities in the first quarter of fiscal year 2008. SFAS No. 157 did not have a material impact on our condensed consolidated financial statements. We are currently evaluating the impact, if any, that SFAS 157 may have on any future condensed consolidated financial statements related to non-financial assets and non-financial liabilities. See Note 2 for additional information and related disclosures regarding our fair value measurements.

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

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP FAS 142-3. FSP FAS 142-3 amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” in order to improve the consistency between the useful life of the recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. FSP FAS 142-3 applies to: (1) intangible assets that are acquired individually or with a group of other assets, and (2) intangible assets acquired both in business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. As a result, we will apply the provisions of FSP FAS 142-3 prospectively to intangible assets acquired on or after January 1, 2009. We are currently evaluating the potential impact, if any, the adoption of FSP FAS 142-3 may have on our condensed consolidated financial statements.

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” or FSP APB 14-1. FSP APB 14-1 requires that issuers of certain convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, separately account for the liability and equity components (ie. the embedded conversion option) and recognize the accretion of the resulting discount on the debt as interest expense. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and for interim periods within those fiscal years. It is required to be applied retrospectively to convertible debt instruments that were outstanding during any period presented in the financial statements issued after the effective date. We believe that the adoption of FSP APB 14-1 in 2009 will result in an increase in the amount of non-cash interest expense with respect to our convertible debt securities and a corresponding reduction in our reported net income and diluted earnings per share for all periods presented in our condensed consolidated financial statements. We are currently quantifying the effect the adoption of FSP APB 14-1 will have on our condensed consolidated financial statements.

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

We enter into derivative transactions only for hedging or risk management purposes. We have not and will not enter into any derivative transactions for speculative or profit generating purposes. As of September 30, 2008, we have not entered into any derivative transactions to hedge our foreign currency transaction risk during 2008 or any future period.

Interest rate changes expose our fixed rate long-term borrowings to changes in fair value and expose our variable rate long-term borrowings to changes in future cash flows. As of September 30, 2008, $1,890.0 million, or 79%, of our total consolidated debt was fixed rate debt, and the remaining $494.3 million, or 21%, of our total consolidated debt was variable rate debt. In July 2005, Nextel Mexico entered into an interest rate swap agreement to hedge the variability of future cash flows associated with the $31.0 million Mexican peso-denominated variable interest rate portion of its syndicated loan facility. Under the interest rate swap, Nextel Mexico agreed to exchange the difference between the variable Mexican reference rate, TIIE, and a fixed interest rate, based on a notional amount of $31.4 million. The interest rate swap fixed the amount of interest expense associated with this portion of the Mexico syndicated loan facility commencing on August 31, 2005 and will continue over the life of the facility.

The table below presents principal amounts, related interest rates by year of maturity and aggregate amounts as of September 30, 2008 for our fixed rate debt obligations, including our convertible notes, our syndicated loan facilities in Mexico and Brazil, our tower financing obligations and our interest rate swap, all of which have been determined at their fair values. In addition, the $350.0 million repayment of the principal balance of our 2.75% convertible notes due 2025 is included in the table below in the column labeled “thereafter.” However, in accordance with the terms of these notes, if the notes are not converted, the noteholders have the right to require us to repurchase the notes in August 2010 at a repurchase price equal to 100% of their principal amount plus accrued and unpaid interest.

The changes in the fair values of our consolidated debt compared to their fair values as of December 31, 2007 reflect changes in applicable market conditions, the funding of the remaining amounts available under Nextel Brazil’s syndicated loan facility and the addition of incremental tower financing obligations resulting from sales of towers during the first nine months of 2008. All of the information in the table is presented in U.S. dollar equivalents, which is our reporting currency. The actual cash flows associated with our consolidated long-term debt are denominated in U.S. dollars (US$), Mexican pesos (MP) and Brazilian reais (BR).

	Year of Maturity						September 30, 2008		December 31, 2007
	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter	Total	Fair Value	Total	Fair Value
	(dollars in thousands)

Long-Term Debt:
Fixed Rate (US$)	$1,793	$1,885	$1,899	$1,220,165	$—	$352,703	$1,578,445	$1,293,478	$1,576,982	$1,489,671
Average Interest Rate	10.0%	10.0%	10.0%	3.2%	—	2.8%	3.2%		3.2%
Fixed Rate (MP)	$42,256	$24,917	$7,759	$9,130	$10,754	$123,110	$217,926	$130,624	$211,801	$211,801
Average Interest Rate	11.9%	12.4%	15.4%	15.4%	15.4%	15.3%	14.4%		14.5%
Fixed Rate (BR)	$3,276	$3,781	$4,579	$5,435	$6,660	$69,866	$93,597	$45,193	$96,134	$96,134
Average Interest Rate	19.1%	19.9%	20.3%	21.0%	21.7%	24.2%	23.3%		24.8%
Variable Rate (US$)	$20,260	$81,039	$237,639	$81,039	$26,396	$10,227	$456,600	$394,812	$331,600	$331,600
Average Interest Rate	4.6%	4.6%	4.2%	4.6%	4.6%	4.6%	4.4%		6.8%
Variable Rate (MP)	$25,172	$12,586	$—	$—	$—	$—	$37,758	$35,008	$50,000	$50,000
Average Interest Rate	9.5%	9.5%	—	—	—	—	9.5%		8.7%
Interest Rate Swap:
Variable to Fixed	$13,300	$6,651	$—	$—	$—	$—	$19,951	$(145)	$26,420	$(546)
Average Pay Rate	10.8%	10.8%	—	—	—	—	10.8%		10.8%
Average Receive Rate	9.5%	9.5%	—	—	—	—	9.5%		8.7%

Item 4.	Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

During the third quarter of 2008, we completed an upgrade of the customer billing system in our Peruvian subsidiary. There have been no other changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Foreign Currency Volatility

With regard to the risk factor described in our 2007 annual report on Form 10-K under “Item 1A. Risk Factors — 4.b. We are subject to fluctuations in currency exchange rates and limitations on the expatriation or conversion of currencies, which may result in significant financial charges, increased costs of operations or decreased demand for our products and services,” there has been a significant depreciation in the value of the local currencies in all of our markets relative to the U.S. dollar during September 2008 and subsequent to the end of the third quarter. Because nearly all of our revenues are earned in non-U.S. currencies, and a significant portion of our outstanding debt is denominated in U.S. dollars, the depreciation in the value of local currencies in the countries in which our operating companies conduct business relative to the U.S. dollar could make it more costly for us to service our debt obligations in the future. In addition, we pay for some of our operating expenses and capital expenditures in U.S. dollars. The depreciation of the local currencies results in increased costs to us for imported equipment and may, at the same time, decrease demand for our products and services in the affected markets.

In addition, because we report our results of operations in U.S. dollars, changes in relative foreign currency valuations may result in reductions in our reported revenues, operating income and earnings, as well as negative adjustments to the carrying value of our assets, including the value of cash investments in local currencies. As of September 30, 2008, approximately 44% of our total cash and cash equivalents was held in currencies other than U.S. dollars, with a majority held in Mexican pesos. Accordingly, if the value of local currencies in the countries in which our operating companies conduct business relative to the U.S. dollar remain at the average levels that prevailed during October 2008 or if these values depreciate further, we would expect our operating results in future periods, and the value of our assets held in local currencies, to be adversely affected.

Changes in Economic Conditions

With regard to the risk factor described in our 2007 annual report on Form 10-K under “Item 1A. Risk Factors — 4.a. We face economic and political risks in our markets, which may limit our ability to implement our strategy and our financial flexibility and may disrupt our operations or hurt our performance,” during the three months ended September 30, 2008, the United States and global economies experienced a significant downturn. That downturn will affect to varying degrees the growth of the economies in the countries in which our operating companies conduct business. If these global economic conditions continue or worsen, or have a more significant impact in the countries in which we operate, it may adversely affect our results of operations.

Regulatory Matters

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

By:	/s/ CATHERINE E. NEEL
Catherine E. Neel
Vice President and Controller
(on behalf of the registrant and as
chief accounting officer)

Date: November 5, 2008

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

12.1	Ratio of Earnings to Fixed Charges.
31.1	Statement of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Statement of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.